Form 10-Q
period 2011-09-30
JPMORGAN CHASE & CO
filed 2011-11-04
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011	Commission file number 1-5805

JPMORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

Number of shares of common stock outstanding as of October 31, 2011: 3,799,765,675

FORM 10-Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited) (in millions, except per share, headcount and ratio data)						Nine months ended September 30,
As of or for the period ended,	3Q11	2Q11	1Q11	4Q10	3Q10	2011	2010
Selected income statement data
Total net revenue	$23,763	$26,779	$25,221	$26,098	$23,824	$75,763	$76,596
Total noninterest expense	15,534	16,842	15,995	16,043	14,398	48,371	45,153
Pre-provision profit(a)	8,229	9,937	9,226	10,055	9,426	27,392	31,443
Provision for credit losses	2,411	1,810	1,169	3,043	3,223	5,390	13,596
Income before income tax expense	5,818	8,127	8,057	7,012	6,203	22,002	17,847
Income tax expense	1,556	2,696	2,502	2,181	1,785	6,754	5,308
Net income	$4,262	$5,431	$5,555	$4,831	$4,418	$15,248	$12,539
Per common share data
Net income per share: Basic	$1.02	$1.28	$1.29	$1.13	$1.02	$3.60	$2.86
Diluted	1.02	1.27	1.28	1.12	1.01	3.57	2.84
Cash dividends declared per share(b)	0.25	0.25	0.25	0.05	0.05	0.75	0.15
Book value per share	45.93	44.77	43.34	43.04	42.29	45.93	42.29
Common shares outstanding
Average: Basic	3,859.6	3,958.4	3,981.6	3,917.0	3,954.3	3,933.2	3,969.4
Diluted	3,872.2	3,983.2	4,014.1	3,935.2	3,971.9	3,956.5	3,990.7
Common shares at period-end	3,798.9	3,910.2	3,986.6	3,910.3	3,925.8	3,798.9	3,925.8
Share price(c)
High	$42.55	$47.80	$48.36	$43.12	$41.70	$48.36	$48.20
Low	28.53	39.24	42.65	36.21	35.16	28.53	35.16
Close	30.12	40.94	46.10	42.42	38.06	30.12	38.06
Market capitalization	114,422	160,083	183,783	165,875	149,418	114,422	149,418
Selected ratios
Return on common equity (“ROE”)	9%	12%	13%	11%	10%	11%	10%
Return on tangible common equity (“ROTCE”)	13	17	18	16	15	16	15
Return on assets (“ROA”)	0.76	0.99	1.07	0.92	0.86	0.94	0.82
Overhead ratio	65	63	63	61	60	64	59
Deposits-to-loans ratio	157	152	145	134	131	157	131
Tier 1 capital ratio	12.1	12.4	12.3	12.1	11.9
Total capital ratio	15.3	15.7	15.6	15.5	15.4
Tier 1 leverage ratio	6.8	7.0	7.2	7.0	7.1
Tier 1 common capital ratio(d)	9.9	10.1	10.0	9.8	9.5
Selected balance sheet data (period-end)(e)
Trading assets	$461,531	$458,722	$501,148	$489,892	$475,515	$461,531	$475,515
Securities	339,349	324,741	334,800	316,336	340,168	339,349	340,168
Loans	696,853	689,736	685,996	692,927	690,531	696,853	690,531
Total assets	2,289,240	2,246,764	2,198,161	2,117,605	2,141,595	2,289,240	2,141,595
Deposits	1,092,708	1,048,685	995,829	930,369	903,138	1,092,708	903,138
Long-term debt(e)	273,688	279,228	269,616	270,653	271,495	273,688	271,495
Common stockholders’ equity	174,487	175,079	172,798	168,306	166,030	174,487	166,030
Total stockholders’ equity	182,287	182,879	180,598	176,106	173,830	182,287	173,830
Headcount	256,663	250,095	242,929	239,831	236,810	256,663	236,810
Credit quality metrics
Allowance for credit losses	$29,036	$29,146	$30,438	$32,983	$35,034	$29,036	$35,034
Allowance for loan losses to total retained loans	4.09%	4.16%	4.40%	4.71%	4.97%	4.09%	4.97%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(f)	3.74	3.83	4.10	4.46	5.12	3.74	5.12
Nonperforming assets	$12,194	$13,240	$14,986	$16,557	$17,656	$12,194	$17,656
Net charge-offs(g)	2,507	3,103	3,720	5,104	4,945	9,330	18,569
Net charge-off rate(g)	1.44%	1.83%	2.22%	2.95%	2.84%	1.83%	3.53%
Wholesale net charge-off/(recovery) rate	(0.24)	0.14	0.30	0.49	0.49	0.05	0.92
Consumer net charge-off rate(g)	2.40	2.74	3.18	4.12	3.90	2.78	4.66

(a)
Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.

(b)	On March 18, 2011, the Board of Directors increased the Firm’s quarterly common stock dividend from $0.05 to $0.25 per share.

(c)
Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.

(d)
Tier 1 common capital ratio (“Tier 1 common ratio”) is Tier 1 common capital divided by risk-weighted assets. The Firm uses Tier 1 common capital (“Tier 1 common”) along with the other capital measures to assess and monitor its capital position. For further discussion of Tier 1 common capital ratio, see Regulatory capital on pages 57–60 of this Form 10-Q.

(e)
Effective January 1, 2011, the long-term portion of advances from Federal Home Loan Banks (“FHLBs”) was reclassified from other borrowed funds to long-term debt. Prior periods have been revised to conform with the current presentation.

(f)	Excludes the impact of home lending purchased credit-impaired (“PCI”) loans. For further discussion, see Allowance for credit losses on pages 87–89 of this Form 10-Q.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”). See the Glossary of terms on pages 196–199 for definitions of terms used throughout this Form 10-Q.
The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. For a discussion of such risks and uncertainties, see Forward-looking Statements on page 99 and Part II, Item 1A: Risk Factors, on pages 202–204 of this Form 10-Q, Part II, Item 1A, Risk Factors on pages 181 and 192-193 of JPMorgan Chase's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, and June 30, 2011, respectively, and Part I, Item 1A: Risk Factors on pages 5–12 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission (“2010 Annual Report” or “2010 Form 10-K”), to which reference is hereby made.
INTRODUCTION
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with $2.3 trillion in assets, $182.3 billion in stockholders’ equity and operations in more than 60 countries as of September 30, 2011. The Firm is a leader in investment banking, financial services for consumers and small business, commercial banking, financial transaction processing, asset management and private equity. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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
JPMorgan Chase’s activities are organized, for management reporting purposes, into six business segments, as well as Corporate/Private Equity. The Firm’s wholesale businesses comprise the Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management segments. The Firm’s consumer businesses comprise the Retail Financial Services and Card Services & Auto segments. A description of the Firm’s business segments, and the products and services they provide to their respective client bases, follows.
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
Retail Financial Services
Retail Financial Services (“RFS”) serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking. Customers can use nearly 5,400 bank branches (third-largest nationally) and more than 16,700 ATMs (second-largest nationally), as well as online and mobile banking around the clock. Nearly 32,100 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California.
Card Services & Auto
Card Services & Auto (“Card”) is one of the nation’s largest credit card issuers, with over $127 billion in credit card loans and over 64 million open credit card accounts (excluding the commercial card portfolio). In the nine months ended September 30, 2011, customers used Chase credit cards (excluding the commercial card portfolio) to meet over $250 billion of their spending needs. Through its merchant acquiring business, Chase Paymentech Solutions, Card is a global leader in payment processing and merchant acquiring. Consumers also can obtain loans through more than 16,900 auto dealerships and 1,900 schools and universities nationwide.
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
Economic environment
The U.S. economy strengthened in the third quarter, led by a pickup in consumer and business spending. Overall labor market indicators continued to be weak, and the unemployment rate remained elevated. The housing sector remained depressed; however, business investment in equipment and software continued to increase. Also, inflation moderated since earlier in the year as energy prices declined from their peaks.
Concerns about sovereign debt in Greece and other euro-zone countries, as well as the sovereign debt exposures of the European banking system, were a source of stress in the global financial markets during the quarter. The impact of these strains on U.S. economic activity is difficult to judge, but the resulting volatility in the debt and capital markets has likely affected household and business confidence.
The Board of Governors of the Federal Reserve System (the "Federal Reserve") took several actions during the third quarter and in earlier periods to support a stronger economic recovery and to help support conditions in mortgage markets. These actions included extending the average maturity of its holdings of securities, reinvesting principal payments from its holdings of agency debt and U.S. government agency mortgage-backed securities into other agency mortgage-backed securities and maintaining its existing policy of rolling over maturing U.S. Treasury securities at auction. The Federal Reserve maintained the target range for the federal funds rate at zero to one-quarter percent and provided specific guidance regarding its prediction about policy rates, saying that economic conditions were likely to warrant exceptionally low levels for the federal funds rate at least through mid-2013.
Financial performance of JPMorgan Chase

	Three months ended September 30,			Nine months ended September 30,
(in millions, except per share data and ratios)	2011	2010	Change	2011	2010	Change
Selected income statement data
Total net revenue	$23,763	$23,824	—%	$75,763	$76,596	(1)%
Total noninterest expense	15,534	14,398	8	48,371	45,153	7
Pre-provision profit	8,229	9,426	(13)	27,392	31,443	(13)
Provision for credit losses	2,411	3,223	(25)	5,390	13,596	(60)
Net income	4,262	4,418	(4)	15,248	12,539	22
Diluted earnings per share	1.02	1.01	1	3.57	2.84	26
Return on common equity	9%	10%		11%	10%
Capital ratios
Tier 1 capital	12.1	11.9
Tier 1 common	9.9	9.5
Business overview
JPMorgan Chase reported third-quarter 2011 net income of $4.3 billion, or $1.02 per share, on net revenue of $23.8 billion. Net income was down 4% compared with net income of $4.4 billion, or $1.01 per share, in the third quarter of 2010. ROE for the third quarter of 2011 was 9%, compared with 10% in the prior year. Current-quarter results included several significant items, including a $542 million pretax ($0.09 per share after-tax) loss in Private Equity; $1.0 billion pretax ($0.15 per share after-tax) of additional litigation expense, predominantly for mortgage-related matters, in Corporate; and a $1.9 billion pretax ($0.29 per share after-tax) benefit from debit valuation adjustment (“DVA”) gains in the Investment Bank, resulting from widening of the Firm’s credit spreads. In the Investment Bank, Credit Portfolio also recognized a $691 million pretax ($0.11 per share after-tax) net loss, including hedges, from credit valuation adjustments (“CVA”) on derivative assets, due to the widening of credit spreads for the Firm’s counterparties.
The decrease in net income for the third quarter of 2011 was driven by higher noninterest expense, largely offset by a lower provision for credit losses. Net revenue was flat compared with the prior-year quarter, as lower principal transactions revenue, lower net interest income, and lower investment banking fees were largely offset by higher mortgage fees and related income, and higher securities gains. The increase in mortgage fees and related income was driven by lower repurchase losses compared with the prior year which included a $1.5 billion increase in the mortgage repurchase reserve. The decline in net interest income was driven predominantly by runoff of higher-yielding loans and spread compression. The decrease in the provision for credit losses reflected improved delinquency trends across most consumer portfolios compared with the prior year. The increase in noninterest expense was driven by higher noncompensation expense.

The Firm’s third-quarter results reflected a challenging investment banking and capital markets environment which contributed to lower revenue in the Investment Bank (excluding the DVA gain). However, the Investment Bank maintained its #1 ranking in Global Investment Banking Fees for the first nine months of 2011. Retail Financial Services demonstrated good underlying performance, with solid revenue and increased deposits in Consumer & Business Banking and strong retail mortgage origination volumes in the Mortgage Banking business. In the Card business, credit card sales volume, excluding Commercial Card, was up 10% compared with the prior year. Commercial Banking reported continued loan growth and record liability balances. In Treasury & Securities Services, trade finance loans increased 69% and liability balances increased 41%. Corporate/Private Equity results included private equity losses, compared with gains in the third quarter of 2010, reflecting economic conditions. Corporate/Private Equity results were also negatively affected by the Firm’s decision to take certain positions in its securities portfolio in anticipation of an eventual increase in interest rates, and by additional litigation expense.
Wholesale credit trends in the third quarter remained stable. Delinquency trends in Retail Financial Services improved modestly compared with the prior year and were flat compared with the prior quarter; while losses in the mortgage and home equity portfolios remained high and are expected to stay elevated. Net charge-offs improved in the Chase credit card portfolio, and lower estimated losses resulted in a reduction in the allowance for loan losses for the portfolio in the third quarter of 2011.
JPMorgan Chase ended the third quarter with a Basel I Tier 1 Common ratio of 9.9%. This strong capital position enabled the Firm to repurchase $4.4 billion of common stock and warrants during the third quarter. The Firm estimated that its Basel III Tier 1 Common ratio was approximately 7.7% at September 30, 2011. Total firmwide credit reserves of $29.0 billion were flat compared with the level at June 30, 2011, resulting in a firmwide loan loss coverage ratio of 3.74%, excluding purchased credit-impaired loans. Total deposits increased to $1.1 trillion, up 21% from the prior year. Total stockholders’ equity at September 30, 2011, was $182.3 billion.
Net income for the first nine months of 2011 was $15.2 billion, or $3.57 per share, compared with $12.5 billion, or $2.84 per share, in the first nine months of 2010. The increase was driven by a significantly lower provision for credit losses, partially offset by higher noninterest expense and lower net revenue. The lower provision for credit losses reflected an improved credit environment compared with the prior year. The modest decline in net revenue for the first nine months of 2011 was driven by lower net interest income, predominantly offset by higher asset management, administration and commissions revenue, higher credit card income and higher investment banking fees. The increase in noninterest expense compared with the first nine months of 2010 was driven by higher compensation expense.
During the first nine months of 2011, JPMorgan Chase provided credit to and raised capital of over $1.3 trillion for its clients, up 22% compared with the same period last year; this included $12.6 billion lent to small businesses, up 71%. The Firm originated more than 560,000 mortgages; provided credit cards to approximately 6.6 million people; and lent or increased credit to more than 1,100 not-for-profit and government entities, including states, municipalities, hospitals and universities. In addition, the Firm has been very successful in hiring more than 2,200 U.S. military veterans so far this year and has increased its net employee headcount in the U.S. by more than 13,200.
The discussion that follows highlights the performance of each business segment compared with the prior-year quarter and presents results on a managed basis. For more information about managed basis, as well as other non-GAAP financial measures used by management to evaluate the performance of each line of business, see pages 14–15 of this Form 10-Q.
Investment Bank net income increased from the prior year as higher net revenue was partially offset by an increased provision for credit losses and higher noninterest expense. Net revenue included a $1.9 billion gain from DVA on certain structured and derivative liabilities, resulting from the widening of the Firm's credit spreads. This was partially offset by a $691 million net loss, including hedges, from CVA on derivative assets within Credit Portfolio, due to the widening of credit spreads for the Firm’s counterparties. Fixed Income and Equity Markets revenue increased compared with the third quarter of 2010 due to the DVA gain. In addition, results in Fixed Income Markets reflected solid revenue from rates and currency-related products, partially offset by lower results in credit-related products. Equity Markets revenue reflected solid client revenue, partially offset by the impact of challenging market conditions. The provision for credit losses was an expense in the third quarter of 2011, compared with a benefit in the third quarter of 2010. The third quarter of 2011 included an increase in the allowance that reflected a more cautious credit outlook. The increase in noninterest expense was driven by higher noncompensation expense.
Retail Financial Services net income increased compared with the prior year driven by higher net revenue and a lower provision for credit losses, partially offset by higher noninterest expense. The increase in net revenue was driven by higher mortgage fees and related income, and higher debit card income and deposit-related fees, partially offset by lower net interest income resulting from lower loan balances due to the runoff of the mortgage loan portfolio. The provision for credit losses decreased, reflecting a reduction in net charge-offs, driven by a modest improvement in delinquency trends. The increase in noninterest expense from the prior year was driven by investments in branch and mortgage production sales and support staff, as well as elevated default-related costs.

Card Services & Auto net income decreased compared with the third quarter of 2010 driven by higher noninterest expense and lower net revenue, predominantly offset by a lower provision for credit losses. The decrease in net revenue was driven by a decline in net interest income, reflecting lower average loan balances, narrower loan spreads and a decreased level of fees. These decreases were predominantly offset by lower revenue reversals associated with lower net charge-offs, and higher net interchange income. Credit card sales volume, excluding the Washington Mutual and Commercial Card portfolios, was up 10% from the prior year. The lower provision for credit losses reflected lower net charge-offs and a reduction of $370 million to the allowance for loan losses due to lower estimated losses. The increase in noninterest expense was due to higher marketing expense and the inclusion of the Commercial Card business.
Commercial Banking net income increased, driven by a lower provision for credit losses and higher net revenue. The increase in net revenue was driven by growth in liability and loan balances, predominantly offset by spread compression on liability products and changes in the valuation of investments held at fair value. Average liability balances reached a record level in the third quarter of 2011, up 31% from the third quarter of 2010. End-of-period loan balances were up 9% from the prior year and have increased for five consecutive quarters. The decrease in the provision for credit losses compared with the prior year reflected lower net charge-offs, mainly related to commercial real estate. Noninterest expense increased from the third quarter of 2010, primarily reflecting higher headcount-related expense.
Treasury & Securities Services net income increased from the prior year, driven by higher net revenue and an increased benefit from the provision for credit losses, largely offset by higher noninterest expense. Worldwide Securities Services net revenue increased, driven by higher net interest income due to higher deposit balances. Assets under custody of $16.3 trillion were up 2% from the prior year. Treasury Services net revenue increased, driven by higher deposit balances, predominantly offset by the effect of the transfer of the Commercial Card business to Card in the first quarter of 2011. The increased benefit in the provision for credit losses reflected a reduction in the allowance for loan losses resulting primarily from repayments. Higher noninterest expense was mainly driven by continued expansion into new markets and higher other noncompensation expense, partially offset by the transfer of the Commercial Card business to Card.
Asset Management net income decreased from the prior year, reflecting higher noninterest expense, partially offset by higher net revenue. The growth in net revenue was due to higher deposit and loan balances, a gain on the sale of an investment, net inflows to products with higher margins, and the effect of higher market levels. This growth was partially offset by lower valuations of seed capital investments and narrower deposit spreads. Assets under supervision of $1.8 trillion increased 2% from the prior year due to deposit and custody inflows. Assets under management decreased slightly from the prior year due to net outflows from liquidity products and the effect of lower markets, offset by net inflows to long-term products. The increase in noninterest expense largely resulted from non-client-related litigation expense and an increase in compensation expense due to increased headcount.
Corporate/Private Equity reported a net loss for the third quarter of 2011, compared with net income in the third quarter of 2010. Both Private Equity and Corporate reported net losses. In Private Equity the net loss was driven by a significant decline in net revenue, driven primarily by net write-downs on privately-held investments and lower valuations of public securities held at fair value in the portfolio. In Corporate, net interest income was lower as a result of portfolio repositioning in anticipation of an eventual increase in market interest rates and a reduced benefit from financing the securities portfolio. Noninterest expense included $1.0 billion of additional litigation expense, predominantly for mortgage-related matters. Noninterest expense in the prior year included $1.3 billion of additional litigation expense, predominantly for mortgage-related matters.
2011 Business outlook
The following forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 99 and Risk Factors on pages 202–204 of this Form 10-Q.
JPMorgan Chase’s outlook for the fourth quarter of 2011 and full-year 2012 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these linked factors will affect the performance of the Firm and its lines of business.
In the Consumer & Business Banking business within RFS, the Firm estimates that fourth-quarter 2011 revenue will be reduced by approximately $300 million as a result of the effect of the Durbin Amendment. Furthermore, as the full impact of the elimination of certain debit card rewards programs is reflected in the run rate, the Durbin Amendment is expected to reduce revenue by approximately $1.0 billion on an annualized basis. Also, given the current low interest rate environment, spread compression will likely reduce net income for this business in 2012 on an annualized basis by approximately $400 million.
In the Mortgage Production and Servicing business within RFS, revenue will continue to be negatively affected by continued elevated levels of repurchases of mortgages previously sold. Management estimates that realized mortgage repurchase losses could be approximately $350 million, or slightly higher, for the fourth quarter of 2011. Also for Mortgage Production and Servicing, management expects the business to continue to incur elevated default management and foreclosure-related costs including additional costs associated with the Firm’s mortgage servicing processes, particularly its loan modification and foreclosure procedures, and costs to comply with the Consent Orders entered into with the banking regulators. (See Enhancements to Mortgage Servicing on pages 85–86 and Note 16 on pages 168–172 of this Form 10-Q for further information about the Consent Orders.) It is also possible that the Firm will incur additional fees and assessments related to foreclosure delays as well as other costs in connection with the potential settlement of the governmental investigations related to the Firm’s mortgage servicing procedures.
For the Mortgage Banking Portfolios within RFS, management believes that total quarterly net charge-offs could be approximately $1.2 billion, and it is possible that they could be modestly better. Given current origination and production levels, combined with management’s current estimate of portfolio runoff levels, the residential real estate portfolio is expected to decline by approximately 10% to 15% annually for the foreseeable future. The annual reduction in the residential real estate portfolio is expected to reduce net interest income in each period. However, over time, the reduction in net interest income is expected to be more than offset by an improvement in credit costs and lower expenses. In addition, as the portfolio continues to run off, management anticipates that approximately $1.0 billion of capital may become available for redeployment each year, subject to the capital requirements associated with the remaining portfolio.
In Card, given current high repayment rates, management expects end-of-period outstandings for the Chase credit card portfolio (excluding the Washington Mutual and Commercial Card portfolios) could be between $115 billion and $120 billion by the end of 2011. The net charge-off rate for the Chase credit card portfolio, excluding Washington Mutual and Commercial Card, could improve over the next quarter or so from the 4.34% reported in the third quarter.
Ongoing weak economic conditions, combined with elevated delinquencies and ongoing discussions regarding mortgage foreclosure-related matters with federal and state officials, continue to result in a high level of uncertainty in the residential real estate portfolio. Further declines in U.S. housing prices and increases in the unemployment rate remain possible; were this to occur, currently anticipated results for both RFS and Card could be adversely affected.
In IB, TSS, CB and AM, revenue will be affected by market levels, volumes and volatility, which will influence client flows and assets under management, supervision and custody. For AM, management expects revenue to decline from the third-quarter 2011 run-rate as a result of the decline in asset values. CB and TSS will continue to experience lower net interest margins as long as market interest rates remain low. In addition, the wholesale credit environment will influence levels of charge-offs, repayments and provision for credit losses for IB, CB, TSS and AM.
In Private Equity, within the Corporate/Private Equity segment, earnings will likely continue to be volatile and be influenced by capital markets activity, market levels, the performance of the broader economy and investment-specific issues. Corporate’s net interest income levels will generally trend with the size and duration of the investment securities portfolio. Corporate quarterly net income, excluding Private Equity, significant nonrecurring items and litigation expense, is anticipated to be approximately zero in the fourth quarter of 2011 due to spread compression and the Firm’s continued repositioning of the investment securities portfolio. In 2012, Corporate quarterly net income, excluding Private Equity, and excluding significant nonrecurring items and litigation expense, could be approximately $200 million, though these results will depend on the decisions that the Firm makes over the course of the year with respect to repositioning of the investment securities portfolio.
The Firm faces litigation in its various roles as issuer and/or underwriter in mortgage-backed securities (“MBS”) offerings, primarily related to offerings involving third parties other than the U.S. government- sponsored entities (commonly referred to as the "GSEs"). It is possible that these matters will take a number of years to resolve; their ultimate resolution is inherently uncertain and reserves for such litigation matters may need to be increased in the future.
Management and the Firm’s Board of Directors continually evaluate ways to deploy the Firm’s strong capital base in order to enhance shareholder value. Such alternatives could include the repurchase of common stock and warrants, increasing the common stock dividend and pursuing alternative investment opportunities. In the first nine months of 2011, the Firm repurchased $8.0 billion in common stock and warrants that had been approved by the Federal Reserve for 2011.

Regulatory developments
JPMorgan Chase is subject to regulation under state and federal laws in the U.S., as well as the applicable laws of each of the various other jurisdictions outside the U.S. in which the Firm does business. The Firm is currently experiencing a period of unprecedented change in regulation and such changes could have a significant impact on how the Firm conducts business. The Firm continues to work diligently in assessing and understanding the implications of the regulatory changes it is facing, and is devoting substantial resources to implementing all the new rules and regulations while meeting the needs and expectations of its clients. While the Firm has made a preliminary assessment of the likely impact of certain of the anticipated changes, as more fully described below, the Firm cannot, given the current status of the regulatory developments, quantify the possible effects on its business and operations of all of the significant changes that are currently underway.

In September 2011, the Federal Deposit Insurance Corporation (“FDIC”) issued, and in October 2011, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) issued, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a final rule that will require bank holding companies with assets of $50 billion or more and companies designated as systemically important by the Financial Stability Oversight Council (“FSOC”) to report periodically to the Federal Reserve, the FDIC and the FSOC on a resolution plan under the Bankruptcy Code in the event of material financial distress or failure (a “resolution plan”). In September 2011, the FDIC also issued an interim final rule that will require insured depository institutions with greater than $50 billion in assets to submit periodic contingency plans to the FDIC for resolution under the Federal Deposit Insurance Act in the event of failure. The timing of initial, annual and interim resolution plan submissions under both the rules is the same. The Firm’s initial resolution plan submissions are due on July 1, 2012, with annual updates thereafter, and the Firm is in the process of developing its resolution plans.
On October 1, 2011, the final rules implementing the Durbin Amendment provisions of the Dodd-Frank Act became effective. These rules limit the amount the Firm may charge for each debit card transaction it processes. The Firm currently anticipates that the effect of these rules will reduce fourth quarter 2011 revenue by approximately $300 million. Furthermore, as the full impact of the elimination of certain debit card rewards programs is reflected in the run rate, the Durbin Amendment is expected to reduce revenue by approximately $1.0 billion on an annualized basis.
Under the Dodd-Frank Act, the Firm will be subject to comprehensive regulation of its derivatives business, including strict capital and margin requirements, central clearing of standardized over-the-counter derivatives, and heightened supervision. The Dodd-Frank Act also requires banking entities, such as JPMorgan Chase, to significantly restructure their derivatives businesses, including changing the legal entities through which such businesses are conducted. The proposed margin rules for uncleared swaps may apply extraterritorially to U.S. firms doing business with foreign clients outside of the United States. European and Asian firms doing business outside the United States would not be subject to requiring clients to post margin in similar transactions. If the rules become final as currently drafted, JPMorgan Chase could be at a significant competitive disadvantage, which could have a material adverse effect on its derivatives businesses.
The Firm will also be affected by the requirements of Section 619 of the Dodd-Frank Act, and specifically the provisions prohibiting proprietary trading and restricting the activities involving private equity and hedge funds (the “Volcker Rule”). On October 11, 2011, regulators proposed the remaining rules to implement the Volcker Rule. In order to begin planning for its implementation, the Firm is currently in the process of identifying the activities that it expects to be affected by the Volcker Rule. The Firm believes that proprietary trading activities are separable from client market making and other client driven businesses as well as risk management activities. Under the proposed rules, “proprietary trading” is defined as the trading of securities, derivatives, or futures (or options on any of the foregoing) that is predominantly for the purpose of short-term resale, benefiting from short-term movements in prices or for realizing arbitrage profits for the Firm’s own account. The proposed rule’s definition of proprietary trading does not include client market-making, or certain risk management activities. The Firm ceased some proprietary trading activities during 2010, and is planning to cease its remaining proprietary trading activities within the timeframe mandated by the Volcker Rule. However, interpretation of the proposed rules will occur over time and it is not clear under the proposed rules whether some portion of the Firm’s market-making and risk mitigation activities, as currently conducted, will be required to be curtailed or otherwise adversely affected.
In June 2011, the Basel Committee and the Financial Stability Board (“FSB”) announced that certain global systemically important banks (“GSIBs”) would be required to maintain additional capital, above the Basel III Tier 1 common equity minimum, in amounts ranging from 1% to 2.5%, depending upon the bank’s systemic importance. Furthermore, in order to provide a disincentive for banks facing the highest required level of Tier 1 common equity to “increase materially their global systemic importance in the future,” an additional 1% charge could be applied. JPMorgan Chase estimates that its Basel III Tier 1 common ratio was approximately 7.7% at the end of the third quarter of 2011. This level is well in excess of that which is required today under existing rules and is greater than the level the Firm expects will be required under the proposed rules for up to five years, including the additional buffer for GSIBs. The Firm expects that its strong capital position and significant earnings power will allow it to actively grow its business and rapidly meet any proposed Basel III requirements as they are phased in.

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2011 and 2010. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 95–97 of this Form 10-Q and pages 149–154 of JPMorgan Chase’s 2010 Annual Report.

Revenue	Three months ended September 30,			Nine months ended September 30,
(in millions)	2011	2010	Change	2011	2010	Change
Investment banking fees	$1,052	$1,476	(29)%	$4,778	$4,358	10%
Principal transactions	1,370	2,341	(41)	9,255	8,979	3
Lending- and deposit-related fees	1,643	1,563	5	4,838	4,795	1
Asset management, administration and commissions	3,448	3,188	8	10,757	9,802	10
Securities gains	607	102	495	1,546	1,712	(10)
Mortgage fees and related income	1,380	707	95	1,996	2,253	(11)
Credit card income	1,666	1,477	13	4,799	4,333	11
Other income	780	468	67	2,236	1,465	53
Noninterest revenue	11,946	11,322	6	40,205	37,697	7
Net interest income	11,817	12,502	(5)	35,558	38,899	(9)
Total net revenue	$23,763	$23,824	—%	$75,763	$76,596	(1)%

Total net revenue for the third quarter of 2011 was $23.8 billion, relatively flat compared with the third quarter of 2010. Lower principal transactions revenue and net interest income were largely offset by higher mortgage fees and related income and securities gains. For the first nine months of 2011, total net revenue was $75.8 billion, down slightly from the first nine months of 2010. Lower net interest income was largely offset by higher asset management, administration and commissions revenue, credit card income and other income.
Investment banking fees for the third quarter of 2011 decreased compared with the prior year, in particular, for debt underwriting and equity underwriting, due to lower industry-wide volumes. For the first nine months of 2011, investment banking fees were higher, driven predominantly by an increase in advisory fees, reflecting higher industry-wide completed M&A volumes relative to the comparable 2010 level. For additional information on investment banking fees, which are primarily recorded in IB, see IB segment results on pages 18–21 of this Form 10-Q.
Principal transactions revenue decreased compared with the third quarter of 2010, driven by private equity losses, partially offset by higher trading revenue. The private equity losses were primarily due to net write-downs on private investments and lower valuations of public securities held at fair value in the Corporate/Private Equity portfolio. Trading revenue included a $1.9 billion gain from DVA on certain structured and derivative liabilities, resulting from the widening of the Firm’s credit spreads, partially offset by a $691 million net loss, including hedges, from CVA on derivative assets within Credit Portfolio in IB, due to the widening of credit spreads for the Firm’s counterparties. Excluding the DVA and CVA results, trading revenue declined as a result of the challenging market conditions. For the first nine months of 2011, principal transactions revenue increased compared with the prior year, driven largely by DVA gains of $2.0 billion compared with $494 million in the prior year, as well as higher private equity gains relative to the comparable period in 2010. These were offset by a $828 million net loss, including hedges, from CVA on derivative assets within Credit Portfolio in IB. For additional information on principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 18–21 and 46-47, respectively, and Note 6 on pages 126–127 of this Form 10-Q.
Lending- and deposit-related fees increased in the third quarter of 2011 compared with the prior year. The increase was primarily driven by the introduction in the first quarter of 2011 of a new checking account product offering in RFS, and the conversion of some existing checking accounts into the new product offering. For the nine months ended September 30, 2011, lending- and deposit-related fees increased slightly compared with the prior year, reflecting the net-positive impact of the items in RFS that drove the quarterly comparison, predominantly offset by the impact of regulatory and policy changes affecting nonsufficient fund/overdraft (“NSF/OD”) fees, and higher lending-related fees in IB. For additional information on lending- and deposit-related fees, which are mostly recorded in RFS, CB, TSS and IB, see RFS on pages 22–31, CB on pages 36–38, TSS on pages 39–41 and IB segment results on pages 18–21 of this Form 10-Q.
Asset management, administration and commissions revenue increased from the third quarter and first nine months of 2010. The increases reflected higher asset management fees in AM and RFS, driven by net inflows to products with higher margins and the effect of higher market levels in both periods, and higher administration fees in TSS, reflecting net inflows of assets under custody. For additional information on these fees and commissions, see the segment discussions for AM on pages 42–45 and TSS on pages 39–41 of this Form 10-Q.

Securities gains increased from the third quarter of 2010 but decreased compared with the first nine months of 2010. Results in both comparable periods were primarily due to the repositioning of the portfolio in response to changes in market environment and rebalancing exposures. For additional information on securities gains, which are mostly recorded in the Firm’s Corporate segment, see the Corporate/Private Equity segment discussion on pages 46–47 of this Form 10-Q.
Mortgage fees and related income increased compared with the third quarter of 2010, driven by significantly lower repurchase losses, partially offset by lower mortgage servicing rights ("MSR") risk management income. Mortgage fees and related income decreased compared with the first nine months of 2010, reflecting a MSR risk management loss of $1.2 billion for the first nine months of 2011, compared with income of $850 million for the first nine months of 2010, predominantly offset by lower repurchase losses. The $1.2 billion loss was driven by a $1.1 billion decline in fair value of the MSR related to revised cost to service assumptions incorporated in the MSR valuation in the first quarter of 2011. For additional information on mortgage fees and related income, which is recorded primarily in RFS, see RFS’s Mortgage Production and Servicing discussion on pages 26–29, and Note 16 on pages 168–172 of this Form 10-Q. For additional information on repurchase losses, see the Mortgage repurchase liability discussion on pages 53-56 and Note 21 on pages 176–180 of this Form 10-Q.
Credit card income increased in both the third quarter and first nine months of 2011. The increase for both periods largely reflected higher net interchange income associated with higher customer transaction volume on debit and credit cards, as well as lower partner revenue-sharing (a contra-revenue item) due to the impact of the Kohl’s portfolio sale. These increases were partially offset by lower revenue from fee-based products. For additional information on credit card income, see the Card and RFS segment results on pages 32–35, and pages 22–31, respectively, of this Form 10-Q.
Other income increased compared with the third quarter and first nine months of 2010, driven by valuation adjustments on certain assets and incremental income from recent acquisitions in IB, and a gain on the sale of an investment, which was partly offset by lower valuations of seed capital investments in AM. Higher auto operating lease income in Card, resulting from growth in lease volume, also contributed to the increase in the first nine months of 2010.
Net interest income decreased in the third quarter and first nine months of 2011 compared with the prior year. The declines in both periods were driven by lower average loan balances and yields, primarily in Card and RFS, reflecting the expected runoff of credit card balances and residential real estate loans; lower yields on securities, reflecting portfolio repositioning in anticipation of an increasing interest rate environment; lower fees on credit card receivables, reflecting the impact of legislative changes; and higher average deposit balances and yields. The decrease was offset partially by lower revenue reversals associated with lower credit card charge-offs, and higher trading asset balances. The Firm’s average interest-earning assets were $1.8 trillion in the third quarter of 2011, and the net yield on those assets, on a fully taxable-equivalent (“FTE”) basis, was 2.66%, a decrease of 35 basis points from the third quarter of 2010. For the first nine months of 2011, average interest-earning assets were $1.7 trillion, and the net yield on those assets, on an FTE basis, was 2.75%, a decrease of 38 basis points from the first nine months of 2010. For further information on the impact of the legislative changes on the Consolidated Statements of Income, see Card discussion on credit card legislation on page 79 of JPMorgan Chase's 2010 Annual Report.

Provision for credit losses	Three months ended September 30,			Nine months ended September 30,
(in millions)	2011	2010	Change	2011	2010	Change
Wholesale	$127	$44	189%	$(376)	$(764)	51%
Consumer, excluding credit card	1,285	1,546	(17)	3,731	6,994	(47)
Credit card	999	1,633	(39)	2,035	7,366	(72)
Total consumer	2,284	3,179	(28)	5,766	14,360	(60)
Total provision for credit losses	$2,411	$3,223	(25)%	$5,390	$13,596	(60)%
The provision for credit losses decreased compared with the third quarter and first nine months of 2010. The credit card provision was down from both prior-year periods, driven primarily by improved delinquency and net credit loss trends. The consumer, excluding credit card, provision was also down from both prior-year periods, reflecting improved delinquency and charge-off trends in 2011 across most portfolios, and the absence of additions to the allowance for loan losses. The wholesale provision increased compared with the third quarter and first nine months in 2010, primarily reflecting loan growth and other portfolio activity. For a more detailed discussion of the loan portfolio and the allowance for credit losses, see the segment discussions for RFS on pages 22–31, Card on pages 32–35, IB on pages 18–21 and CB on pages 36–38, and the Allowance for credit losses section on pages 87–89 of this Form 10-Q.

Noninterest expense	Three months ended September 30,			Nine months ended September 30,
(in millions)	2011	2010	Change	2011	2010	Change
Compensation expense(a)	$6,908	$6,661	4%	$22,740	$21,553	6%
Noncompensation expense:
Occupancy	935	884	6	2,848	2,636	8
Technology, communications and equipment	1,248	1,184	5	3,665	3,486	5
Professional and outside services	1,860	1,718	8	5,461	4,978	10
Marketing	926	651	42	2,329	1,862	25
Other(b)(c)	3,445	3,082	12	10,687	9,942	7
Amortization of intangibles	212	218	(3)	641	696	(8)
Total noncompensation expense	8,626	7,737	11	25,631	23,600	9
Total noninterest expense	$15,534	$14,398	8%	$48,371	$45,153	7%

(a)
Year-to-date 2010 included a payroll tax expense related to the United Kingdom (“U.K.”) Bank Payroll Tax on certain compensation awarded from December 9, 2009, to April 5, 2010, to relevant banking employees.

(b)
Included litigation expense of $1.3 billion and $4.3 billion for the three and nine months ended September 30, 2011, respectively, compared with $1.5 billion and $5.2 billion for the three and nine months ended September 30, 2010, respectively.

(c)
Included foreclosed property expense of $151 million and $535 million for the three and nine months ended September 30, 2011, respectively, compared with $251 million and $798 million for the three and nine months ended September 30, 2010, respectively.

Total noninterest expense for the third quarter of 2011 was $15.5 billion, an increase of $1.1 billion, compared with the third quarter of 2010. Total noninterest expense for the first nine months of 2011 was $48.4 billion, up by $3.2 billion, compared with the first nine months of 2010. The increases in both periods compared with the prior year were largely due to higher noncompensation and compensation expense.
Compensation expense increased from the third quarter and first nine months of 2010. The increase in both comparable periods was driven by investments in branch and mortgage production sales and support staff in RFS and increased headcount in AM, partially offset by lower performance-based compensation expense in IB. In addition, the nine-month comparison reflects the absence of the U.K. Bank Payroll Tax that was recorded in IB in the second quarter of 2010.
The increase in noncompensation expense in the third quarter of 2011 was due to higher marketing expense in Card and higher FDIC assessments across businesses. Effective April 1, 2011, the FDIC changed its methodology for calculating the deposit insurance assessment rate for large banks. The new rule changed the assessment base from insured deposits to average consolidated total assets less average tangible equity, and changed the assessment rate calculation. A non-client-related litigation expense in AM, higher professional services expense due to Consent Orders and foreclosure-related matters in RFS, and the impact of continued investments in the businesses, also contributed to the increase.
Noncompensation expense for the first nine months of 2011 was also affected by the aforementioned items, together with a $1.7 billion expense for estimated litigation and other costs of foreclosure-related matters in RFS and higher operating expense related to growth in business activities in IB. These were offset partially by lower litigation expense in the first nine months of 2011 in IB and Corporate, as charges for mortgage-related matters were lower than in 2010. For a further discussion of litigation expense, see Note 23 on pages 181–189 of this Form 10-Q. For a discussion of amortization of intangibles, refer to the Balance Sheet Analysis on pages 49–51, and Note 16 on pages 168–172 of this Form 10-Q.

Income tax expense	Three months ended September 30,		Nine months ended September 30,
(in millions, except rate)	2011	2010	2011	2010
Income before income tax expense	$5,818	$6,203	$22,002	$17,847
Income tax expense	1,556	1,785	6,754	5,308
Effective tax rate	26.7%	28.8%	30.7%	29.7%
The decrease in the effective tax rate during the third quarter of 2011 was primarily the result of lower reported pretax income and changes in the proportion of income subject to U.S. federal and state and local taxes, as well as deferred tax benefits associated with state and local income taxes. In addition, the third quarter of 2011 included tax benefits associated with the disposition of certain investments; the prior year period included tax benefits associated with the resolution of tax audits. The increase in the effective tax rate during the nine months ended September 30, 2011, was primarily the result of higher reported pretax income and changes in the proportion of income subject to U.S. federal and state and local taxes. In addition, the prior year period included tax benefits recognized upon the resolution of tax audits. These factors were partially offset by deferred tax benefits associated with state and local income taxes. For additional information on income taxes, see Critical Accounting Estimates Used by the Firm on pages 95–97 of this Form 10-Q.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its consolidated financial statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”); these financial statements appear on pages 100–103 of this Form 10-Q. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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
Tangible common equity (“TCE”), a non-GAAP financial measure, represents common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less goodwill and identifiable intangible assets (other than MSRs), net of related deferred tax liabilities. ROTCE, a non-GAAP financial ratio, measures the Firm’s earnings as a percentage of TCE. Tier 1 common under Basel III rules, a non-GAAP financial measure, is used by management to assess the Firm's capital position in conjunction with its capital ratios under Basel I requirements. For additional information on Tier 1 common under Basel III, see Basel III on pages 59–60 of this Form 10-Q. In management’s view, these measures are meaningful to the Firm, as well as analysts and investors, in assessing the Firm’s use of equity and in facilitating comparisons with competitors.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended September 30, 2011			Three months ended September 30, 2010
(in millions, except per share and ratios)	Reported Results	Fully tax-equivalent adjustments	Managed basis	Reported Results	Fully tax-equivalent adjustments	Managed basis
Revenue
Investment banking fees	$1,052	$—	$1,052	$1,476	$—	$1,476
Principal transactions	1,370	—	1,370	2,341	—	2,341
Lending- and deposit-related fees	1,643	—	1,643	1,563	—	1,563
Asset management, administration and commissions	3,448	—	3,448	3,188	—	3,188
Securities gains	607	—	607	102	—	102
Mortgage fees and related income	1,380	—	1,380	707	—	707
Credit card income	1,666	—	1,666	1,477	—	1,477
Other income	780	472	1,252	468	415	883
Noninterest revenue	11,946	472	12,418	11,322	415	11,737
Net interest income	11,817	133	11,950	12,502	96	12,598
Total net revenue	23,763	605	24,368	23,824	511	24,335
Noninterest expense	15,534	—	15,534	14,398	—	14,398
Pre-provision profit	8,229	605	8,834	9,426	511	9,937
Provision for credit losses	2,411	—	2,411	3,223	—	3,223
Income before income tax expense	5,818	605	6,423	6,203	511	6,714
Income tax expense	1,556	605	2,161	1,785	511	2,296
Net income	$4,262	$—	$4,262	$4,418	$—	$4,418
Diluted earnings per share	$1.02	$—	$1.02	$1.01	$—	$1.01
Return on assets	0.76%	NM	0.76%	0.86%	NM	0.86%
Overhead ratio	65	NM	64	60	NM	59

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
(in millions, except per share and ratios)	Reported Results	Fully tax-equivalent adjustments	Managed basis	Reported Results	Fully tax-equivalent adjustments	Managed basis
Revenue
Investment banking fees	$4,778	$—	$4,778	$4,358	$—	$4,358
Principal transactions	9,255	—	9,255	8,979	—	8,979
Lending- and deposit-related fees	4,838	—	4,838	4,795	—	4,795
Asset management, administration and commissions	10,757	—	10,757	9,802	—	9,802
Securities gains	1,546	—	1,546	1,712	—	1,712
Mortgage fees and related income	1,996	—	1,996	2,253	—	2,253
Credit card income	4,799	—	4,799	4,333	—	4,333
Other income	2,236	1,433	3,669	1,465	1,242	2,707
Noninterest revenue	40,205	1,433	41,638	37,697	1,242	38,939
Net interest income	35,558	373	35,931	38,899	282	39,181
Total net revenue	75,763	1,806	77,569	76,596	1,524	78,120
Noninterest expense	48,371	—	48,371	45,153	—	45,153
Pre-provision profit	27,392	1,806	29,198	31,443	1,524	32,967
Provision for credit losses	5,390	—	5,390	13,596	—	13,596
Income before income tax expense	22,002	1,806	23,808	17,847	1,524	19,371
Income tax expense	6,754	1,806	8,560	5,308	1,524	6,832
Net income	$15,248	$—	$15,248	$12,539	$—	$12,539
Diluted earnings per share	$3.57	$—	$3.57	$2.84	$—	$2.84
Return on assets	0.94%	NM	0.94%	0.82%	NM	0.82%
Overhead ratio	64	NM	62	59	NM	58

Average tangible common equity
	Three months ended		Nine months ended
(in millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Common stockholders’ equity	$174,454	$163,962	$172,667	$159,737
Less: Goodwill	48,631	48,745	48,770	48,546
Less: Certain identifiable intangible assets	3,545	4,094	3,736	4,221
Add: Deferred tax liabilities(a)	2,639	2,620	2,617	2,575
Tangible common equity	$124,917	$113,743	$122,778	$109,545

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

Other financial measures
The Firm also discloses the allowance for loan losses to total retained loans, excluding home lending PCI loans. For a further discussion of this credit metric, see Allowance for credit losses on pages 87–89 of this Form 10-Q.

BUSINESS SEGMENT RESULTS
The Firm is managed on a line of business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services & Auto, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis.
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
Business segment changes
Commencing July 1, 2011, the Firm’s business segments have been reorganized as follows:
Auto and Student Lending transferred from the RFS segment and are reported with Card in a single segment. Retail Financial Services continues as a segment, organized in two components: Consumer & Business Banking (formerly Retail Banking) and Mortgage Banking (including Mortgage Production and Servicing, and Real Estate Portfolios).
The business segment information associated with RFS and Card has been revised to reflect the business reorganization retroactive to January 1, 2010.
Business segment capital allocation changes
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, economic risk measures and regulatory capital requirements. The amount of capital assigned to each business is referred to as equity. Effective January 1, 2011, capital allocated to Card was reduced and that of TSS was increased. For further information about these capital changes, see Line of business equity on pages 60–61 of this Form 10-Q.

Segment Results – Managed Basis(a)
The following table summarizes the business segment results for the periods indicated.

Three months ended September 30,	Total net revenue			Noninterest expense			Pre-provision profit(c)
(in millions, except ratios)	2011	2010	Change	2011	2010	Change	2011	2010	Change
Investment Bank(b)	$6,369	$5,353	19%	$3,799	$3,704	3%	$2,570	$1,649	56%
Retail Financial Services	7,535	6,814	11	4,565	4,170	9	2,970	2,644	12
Card Services & Auto	4,775	5,085	(6)	2,115	1,792	18	2,660	3,293	(19)
Commercial Banking	1,588	1,527	4	573	560	2	1,015	967	5
Treasury & Securities Services	1,908	1,831	4	1,470	1,410	4	438	421	4
Asset Management	2,316	2,172	7	1,796	1,488	21	520	684	(24)
Corporate/Private Equity(b)	(123)	1,553	NM	1,216	1,274	(5)	(1,339)	279	NM
Total	$24,368	$24,335	—%	$15,534	$14,398	8%	$8,834	$9,937	(11)%

Three months ended September 30,	Provision for credit losses			Net income/(loss)			Return on equity
(in millions, except ratios)	2011	2010	Change	2011	2010	Change	2011	2010
Investment Bank(b)	$54	$(142)	NM	$1,636	$1,286	27%	16%	13%
Retail Financial Services	1,027	1,397	(26)%	1,161	716	62	18	12
Card Services & Auto	1,264	1,784	(29)	849	926	(8)	21	20
Commercial Banking	67	166	(60)	571	471	21	28	23
Treasury & Securities Services	(20)	(2)	NM	305	251	22	17	15
Asset Management	26	23	13	385	420	(8)	24	26
Corporate/Private Equity(b)	(7)	(3)	(133)	(645)	348	NM	NM	NM
Total	$2,411	$3,223	(25)%	$4,262	$4,418	(4)%	9%	10%

Nine months ended September 30,	Total net revenue			Noninterest expense			Pre-provision profit(c)
(in millions, except ratios)	2011	2010	Change	2011	2010	Change	2011	2010	Change
Investment Bank(b)	$21,916	$20,004	10%	$13,147	$13,064	1%	$8,769	$6,940	26%
Retail Financial Services	20,143	20,748	(3)	14,736	12,012	23	5,407	8,736	(38)
Card Services & Auto	14,327	15,400	(7)	6,020	5,311	13	8,307	10,089	(18)
Commercial Banking	4,731	4,429	7	1,699	1,641	4	3,032	2,788	9
Treasury & Securities Services	5,680	5,468	4	4,300	4,134	4	1,380	1,334	3
Asset Management	7,259	6,371	14	5,250	4,335	21	2,009	2,036	(1)
Corporate/Private Equity(b)	3,513	5,700	(38)	3,219	4,656	(31)	294	1,044	(72)
Total	$77,569	$78,120	(1)%	$48,371	$45,153	7%	$29,198	$32,967	(11)%

Nine months ended September 30,	Provision for credit losses			Net income			Return on equity
(in millions, except ratios)	2011	2010	Change	2011	2010	Change	2011	2010
Investment Bank(b)	$(558)	$(929)	40%	$6,063	$5,138	18%	20%	17%
Retail Financial Services	3,220	6,501	(50)	1,145	1,269	(10)	6	7
Card Services & Auto	2,561	7,861	(67)	3,493	1,324	164	29	10
Commercial Banking	168	145	16	1,724	1,554	11	29	26
Treasury & Securities Services	(18)	(57)	68	954	822	16	18	17
Asset Management	43	63	(32)	1,290	1,203	7	27	25
Corporate/Private Equity(b)	(26)	12	NM	579	1,229	(53)	NM	NM
Total	$5,390	$13,596	(60)%	$15,248	$12,539	22%	11%	10%

(a)	Represents reported results on a tax-equivalent basis.

(b)
Corporate/Private Equity includes an adjustment to offset IB’s inclusion of a credit allocation income/(expense) to TSS in total net revenue; TSS reports the credit allocation as a separate line on its income statement (not within total net revenue).

(c)
Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.

INVESTMENT BANK
For a discussion of the business profile of IB, see pages 69–71 of JPMorgan Chase’s 2010 Annual Report and Introduction on page 4 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2011	2010	Change	2011	2010	Change
Revenue
Investment banking fees	$1,039	$1,502	(31)%	$4,740	$4,353	9%
Principal transactions	2,253	1,129	100	7,960	7,165	11
Lending- and deposit-related fees	210	205	2	642	610	5
Asset management, administration and commissions	563	565	—	1,730	1,761	(2)
All other income(a)	228	61	274	630	196	221
Noninterest revenue	4,293	3,462	24	15,702	14,085	11
Net interest income	2,076	1,891	10	6,214	5,919	5
Total net revenue(b)	6,369	5,353	19	21,916	20,004	10

Provision for credit losses	54	(142)	NM	(558)	(929)	40

Noninterest expense
Compensation expense	1,850	2,031	(9)	7,708	7,882	(2)
Noncompensation expense	1,949	1,673	16	5,439	5,182	5
Total noninterest expense	3,799	3,704	3	13,147	13,064	1
Income before income tax expense	2,516	1,791	40	9,327	7,869	19
Income tax expense	880	505	74	3,264	2,731	20
Net income	$1,636	$1,286	27	$6,063	$5,138	18
Financial ratios
Return on common equity	16%	13%		20%	17%
Return on assets	0.81	0.68		0.99	0.97
Overhead ratio	60	69		60	65
Compensation expense as a percentage of total net revenue(c)	29	38		35	39
Revenue by business
Investment banking fees:
Advisory	$365	$385	(5)	$1,395	$1,045	33
Equity underwriting	178	333	(47)	1,012	1,100	(8)
Debt underwriting	496	784	(37)	2,333	2,208	6
Total investment banking fees	1,039	1,502	(31)	4,740	4,353	9
Fixed income markets(d)	3,328	3,123	7	12,846	12,150	6
Equity markets(e)	1,424	1,135	25	4,053	3,635	11
Credit portfolio(a)(f)	578	(407)	NM	277	(134)	NM
Total net revenue	$6,369	$5,353	19	$21,916	$20,004	10

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

(b)
Total net revenue included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments as well as tax-exempt income from municipal bond investments of $440 million and $390 million for the three months ended September 30, 2011 and 2010, and $1.4 billion and $1.2 billion for the nine months ended September 30, 2011 and 2010, respectively.

(c)
The compensation expense as a percentage of total net revenue ratio for the nine months ended September 30, 2010, excluding the payroll tax expense related to the U.K. Bank Payroll Tax on certain compensation awarded from December 9, 2009, to April 5, 2010, to relevant banking employees, which is a non-GAAP financial measure, was 37%. IB excludes this tax from the ratio because it enables comparability between periods.

(d)	Fixed income markets primarily include revenue related to market-making across global fixed income markets, including foreign exchange, interest rate, credit and commodities markets.

(e)	Equity markets primarily include revenue related to market-making across global equity products, including cash instruments, derivatives, convertibles and Prime Services.

(f)
Credit portfolio revenue includes net interest income, fees and loan sale activity, as well as gains or losses on securities received as part of a loan restructuring, for IB’s credit portfolio. Credit portfolio revenue also includes the results of risk management related to the Firm's lending and derivative activities. See pages 74–75 of the Credit Risk Management section of this Form 10-Q for further discussion.

Quarterly results
Net income was $1.6 billion, up 27% from the prior year. Higher net revenue was partially offset by an increased provision for credit losses and higher noninterest expense.
Net revenue included a $1.9 billion gain from DVA on certain structured and derivative liabilities, resulting from the widening of the Firm’s credit spreads. This was partially offset by a $691 million net loss, including hedges, from CVA on derivative assets within Credit Portfolio, due to the widening of credit spreads for the Firm’s counterparties.
Net revenue was $6.4 billion, compared with $5.4 billion in the prior year. Investment banking fees were down 31% to $1.0 billion, consisting of debt underwriting fees of $496 million (down 37%), equity underwriting fees of $178 million (down 47%) and advisory fees of $365 million (down 5%). Fixed Income Markets revenue was $3.3 billion, up 7% (down 14% excluding DVA gains of $529 million). These results reflected solid revenue from rates and currency-related products, partially offset by lower results in credit-related products. Equity Markets revenue was $1.4 billion, up 25% (down 15% excluding DVA gains of $377 million). These results reflected solid client revenue, partially offset by the impact of challenging market conditions. Credit Portfolio revenue was $578 million, including DVA gains of $979 million and net interest income and fees on retained loans, largely offset by a $691 million net loss, including hedges, from CVA.
The provision for credit losses was $54 million, driven by an increase in the allowance that reflected a more cautious credit outlook, offset by recoveries on restructured loans; this compared with a benefit of $142 million in the prior year. The current-quarter provision reflected net recoveries of $168 million, compared with net charge-offs of $33 million in the prior year. The ratio of the allowance for loan losses to end-of-period loans retained was 2.30%, compared with 3.85% in the prior year.
Noninterest expense was $3.8 billion, up 3% from the prior year, driven by higher noncompensation expense.
Return on equity was 16% on $40.0 billion of average allocated capital.
Year-to-date results
Net income was $6.1 billion, compared with $5.1 billion for the prior year, driven by higher net revenue partially offset by a lower benefit from the provision for credit losses as well as slightly higher noninterest expense.
Net revenue included a $2.0 billion gain from DVA on certain structured and derivative liabilities, resulting from the widening of the Firm’s credit spreads. This was partially offset by a $828 million net loss, including hedges, from CVA on derivative assets within Credit Portfolio, due to the widening of credit spreads for the Firm's counterparties.
Net revenue was $21.9 billion, up 10% compared with $20.0 billion in the prior year. Investment banking fees of $4.7 billion were up 9% compared with the prior year, consisting of debt underwriting fees of $2.3 billion (up 6%), advisory fees of $1.4 billion (up 33%), and equity underwriting fees of $1.0 billion (down 8%). Fixed Income Markets revenue was $12.8 billion, up 6% (up 3% excluding DVA gains of $688 million), reflecting stronger performance in rates-related products as well as commodities. Equity Markets revenue was $4.1 billion, up 11% (up 5% excluding DVA gains of $383 million), driven by solid client revenue. Credit Portfolio revenue was $277 million, driven by DVA gains of $933 million and net interest income and fees on retained loans, largely offset by a $828 million net loss, including hedges, from CVA.
The provision for credit losses was a benefit of $558 million, reflecting a reduction in the allowance for loan losses, largely as a result of net repayments. Net recoveries were $38 million compared with net charge-offs of $758 million in the prior year.
Noninterest expense was $13.1 billion, relatively flat from the prior year, driven by higher noncompensation expense offset by lower incentive-based compensation expense and the absence of the U.K. Bank Payroll Tax that was recorded in the second quarter of 2010.
Return on equity was 20% on $40.0 billion of average allocated capital.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount and ratios)	2011	2010	Change	2011	2010	Change
Selected balance sheet data (period-end)
Loans:
Loans retained(a)	$58,163	$51,299	13%	$58,163	$51,299	13%
Loans held-for-sale and loans at fair value	2,311	2,252	3	2,311	2,252	3
Total loans	60,474	53,551	13	60,474	53,551	13
Equity	40,000	40,000	—	40,000	40,000	—
Selected balance sheet data (average)
Total assets	$803,667	$746,926	8	$820,239	$711,277	15
Trading assets-debt and equity instruments	329,984	300,517	10	357,735	293,605	22
Trading assets-derivative receivables	79,044	76,530	3	71,993	69,547	4
Loans:
Loans retained(a)	57,265	53,331	7	55,089	55,042	—
Loans held-for-sale and loans at fair value	2,431	2,678	(9)	3,468	3,118	11
Total loans	59,696	56,009	7	58,557	58,160	1
Adjusted assets(b)	597,513	539,459	11	612,292	524,658	17
Equity	40,000	40,000	—	40,000	40,000	—

Headcount	26,615	26,373	1	26,615	26,373	1

Credit data and quality statistics
Net charge-offs/(recoveries)	$(168)	$33	NM	$(38)	$758	NM
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)(c)	1,274	2,025	(37)	1,274	2,025	(37)
Nonaccrual loans held-for-sale and loans at fair value	150	361	(58)	150	361	(58)
Total nonperforming loans	1,424	2,386	(40)	1,424	2,386	(40)
Derivative receivables	7	255	(97)	7	255	(97)
Assets acquired in loan satisfactions	77	148	(48)	77	148	(48)
Total nonperforming assets	1,508	2,789	(46)	1,508	2,789	(46)
Allowance for credit losses:
Allowance for loan losses	1,337	1,976	(32)	1,337	1,976	(32)
Allowance for lending-related commitments	444	570	(22)	444	570	(22)
Total allowance for credit losses	1,781	2,546	(30)	1,781	2,546	(30)
Net charge-off/(recovery) rate(a)(d)	(1.16)%	0.25%		(0.09)%	1.84%
Allowance for loan losses to period-end loans retained(a)(d)	2.30	3.85		2.30	3.85
Allowance for loan losses to nonaccrual loans retained(a)(c)(d)	105	98		105	98
Nonaccrual loans to period-end loans	2.35	4.46		2.35	4.46
Market risk-average trading and credit portfolio VaR – 95% confidence level
Trading activities:
Fixed income	$48	$72	(33)	$47	$68	(31)
Foreign exchange	10	9	11	10	11	(9)
Equities	19	21	(10)	24	22	9
Commodities and other	15	13	15	15	16	(6)
Diversification(e)	(39)	(38)	(3)	(38)	(43)	12
Total trading VaR(f)	53	77	(31)	58	74	(22)
Credit portfolio VaR(g)	38	30	27	30	25	20
Diversification(e)	(21)	(8)	(163)	(11)	(9)	(22)
Total trading and credit portfolio VaR	$70	$99	(29)	$77	$90	(14)

(a)	Loans retained included credit portfolio loans, leveraged leases and other accrual loans, and excluded loans held-for-sale and loans at fair value.

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

(c)	Allowance for loan losses of $320 million and $603 million were held against these nonaccrual loans at September 30, 2011 and 2010, respectively.

(d)	Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratio and net charge-off rate.

(e)
Average value-at-risk (“VaR”) was less than the sum of the VaR of the components described above, which is due to portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(f)
Trading VaR includes substantially all trading activities in IB, including the credit spread sensitivities of certain mortgage products and syndicated lending facilities that the Firm intends to distribute; however, particular risk parameters of certain products are not fully captured, for example, correlation risk. Trading VaR does not include the DVA taken on derivative and structured liabilities to reflect the credit quality of the Firm. See VaR discussion on pages 90–92 and the DVA sensitivity table on page 92 of this Form 10-Q for further details.

(g)
Credit portfolio VaR includes the derivative CVA, hedges of the CVA and mark-to-market (“MTM”) hedges of the retained loan portfolio, which are all reported in principal transactions revenue. This VaR does not include the retained loan portfolio, which is not MTM.

According to Dealogic, for the first nine months of 2011, the Firm was ranked #1 in Global Investment Banking fees generated based on revenue, and #1 in Global Syndicated Loans; #1 in Global Debt, Equity and Equity-related; and #2 in Global Announced M&A; #1 in Global Long-Term Debt; and #4 in Global Equity and Equity-related, based on volume.

	Nine months ended September 30, 2011		Full-year 2010
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings
Global investment banking fees(b)	8.4%	#1	7.6%	#1
Debt, equity and equity-related
Global	6.8	1	7.2	1
U.S.	11.2	1	11.1	1
Syndicated loans
Global	11.3	1	8.5	2
U.S.	21.6	1	19.1	2
Long-term debt(c)
Global	6.8	1	7.2	2
U.S.	11.2	1	10.9	2
Equity and equity-related
Global(d)	7.0	4	7.3	3
U.S.	12.3	1	13.1	2
Announced M&A(e)
Global	22.4	2	16.2	4
U.S.	34.0	1	22.2	3

(a)	Source: Dealogic. Global Investment Banking fees reflects ranking of fees and market share. Remainder of rankings reflects transaction volume rank and market share.

(b)	Global Investment Banking fees exclude money market, short-term debt and shelf deals.

(c)
Long-term debt tables include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities (“ABS”) and mortgage-backed securities; and exclude money market, short-term debt, and U.S. municipal securities.

(d)	Equity and equity-related rankings include rights offerings and Chinese A-Shares.

(e)
Global announced M&A is based on transaction value at announcement; all other rankings are based on transaction proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. M&A for the nine months ended September 30, 2011, and full-year 2010 reflects the removal of any withdrawn transactions. U.S. announced M&A represents any U.S. involvement ranking.

International metrics	Three months ended September 30,			Nine months ended September 30,
(in millions)	2011	2010	Change	2011	2010	Change
Total net revenue(a)
Europe/Middle East/Africa	$1,995	$1,538	30%	$7,065	$5,957	19%
Asia/Pacific	948	993	(5)	2,832	2,882	(2)
Latin America/Caribbean	175	167	5	839	725	16
North America	3,251	2,655	22	11,180	10,440	7
Total net revenue	$6,369	$5,353	19	$21,916	$20,004	10
Loans retained (period-end)(b)
Europe/Middle East/Africa	$15,361	$12,781	20	$15,361	$12,781	20
Asia/Pacific	6,892	5,595	23	6,892	5,595	23
Latin America/Caribbean	3,222	1,545	109	3,222	1,545	109
North America	32,688	31,378	4	32,688	31,378	4
Total loans	$58,163	$51,299	13	$58,163	$51,299	13

(a)	Regional revenue is based primarily on the domicile of the client and/or location of the trading desk.

(b)	Includes retained loans based on the domicile of the customer. Excludes loans held-for-sale and loans at fair value.

RETAIL FINANCIAL SERVICES
For a discussion of the business profile of RFS, see Introduction on page 4 of this Form 10–Q.
Effective July 1, 2011, RFS is organized into two components: (1) Consumer & Business Banking (formerly Retail Banking) and (2) Mortgage Banking (including Mortgage Production and Servicing, and Real Estate Portfolios). Consumer & Business Banking includes branch banking and business banking activities. Mortgage Production and Servicing includes mortgage origination and servicing activities. Real Estate Portfolios comprises residential mortgages and home equity loans, including the purchased credit-impaired portfolio acquired in the Washington Mutual transaction. For a further discussion of the business segment reorganization, see Business segment changes on page 16, and Note 24 on pages 190–192 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2011	2010	Change	2011	2010	Change
Revenue
Lending- and deposit-related fees	$833	$743	12%	$2,382	$2,333	2%
Asset management, administration and commissions	513	441	16	1,497	1,322	13
Mortgage fees and related income	1,380	705	96	1,991	2,246	(11)
Credit card income	611	502	22	1,720	1,431	20
Other income	136	143	(5)	378	452	(16)
Noninterest revenue	3,473	2,534	37	7,968	7,784	2
Net interest income	4,062	4,280	(5)	12,175	12,964	(6)
Total net revenue(a)	7,535	6,814	11	20,143	20,748	(3)

Provision for credit losses	1,027	1,397	(26)	3,220	6,501	(50)

Noninterest expense
Compensation expense	2,101	1,825	15	5,914	5,256	13
Noncompensation expense	2,404	2,276	6	8,642	6,548	32
Amortization of intangibles	60	69	(13)	180	208	(13)
Total noninterest expense	4,565	4,170	9	14,736	12,012	23
Income before income tax expense	1,943	1,247	56	2,187	2,235	(2)
Income tax expense	782	531	47	1,042	966	8
Net income	$1,161	$716	62	$1,145	$1,269	(10)
Financial ratios
Return on common equity	18%	12%		6%	7%
Overhead ratio	61	61		73	58
Overhead ratio excluding core deposit intangibles(b)	60	60		72	57

(a)
Total net revenue included tax-equivalent adjustments associated with tax-exempt loans to municipalities and other qualified entities of $2 million and $2 million for the three months ended September 30, 2011 and 2010, respectively, and $5 million and $8 million for the nine months ended September 30, 2011 and 2010, respectively.

(b)
RFS uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. The non-GAAP ratio excluded Consumer & Business Banking's CDI amortization expense related to prior business combination transactions of $60 million and $69 million for the three months ended September 30, 2011 and 2010, respectively, and $180 million and $208 million for the nine months ended September 30, 2011 and 2010, respectively.

Quarterly results
Retail Financial Services reported net income of $1.2 billion, compared with $716 million in the prior year.
Net revenue was $7.5 billion, an increase of $721 million, or 11%, compared with the prior year. Net interest income was $4.1 billion, down by $218 million, or 5%, reflecting lower loan balances due to portfolio runoff. Noninterest revenue was $3.5 billion, up by $939 million, or 37%, driven by higher mortgage fees and related income, debit card income, and deposit-related fees.
The provision for credit losses was $1.0 billion, a decrease of $370 million from the prior year. While delinquency trends have modestly improved compared with the prior year, the current-quarter provision continued to reflect elevated losses in the mortgage and home equity portfolios. See Consumer Credit Portfolio on pages 78–87 of this Form 10-Q for the net charge-off amounts and rates. To date, no charge-offs have been recorded on PCI loans.
Noninterest expense was $4.6 billion, an increase of $395 million, or 9%, from the prior year, driven by investments in branch and mortgage production sales and support staff, as well as elevated default-related costs.
Year-to-date results
Retail Financial Services reported net income of $1.1 billion, compared with $1.3 billion in the prior year.
Net revenue was $20.1 billion, a decrease of $605 million, or 3%, compared with the prior year. Net interest income was $12.2 billion, down by $789 million, or 6%, reflecting the impact of lower loan balances, due to portfolio runoff, and narrower loan spreads. Noninterest revenue was $8.0 billion, up by $184 million, or 2%, driven by higher debit card income and investment sales revenue largely offset by lower mortgage fees and related income.
The provision for credit losses was $3.2 billion, a decrease of $3.3 billion from the prior year. While delinquency trends and net charge-offs improved compared with the prior year, the current-year provision continued to reflect elevated losses in the mortgage and home equity portfolios. Additionally, the prior year provision included an addition to the allowance for loan losses of $1.2 billion for the purchased credit-impaired portfolio. See Consumer Credit Portfolio on pages 78–87 of this Form 10-Q for the net charge-off amounts and rates. To date, no charge-offs have been recorded on PCI loans.
Noninterest expense was $14.7 billion, an increase of $2.7 billion, or 23%, from the prior year driven by elevated foreclosure and default-related costs including $1.7 billion for estimated litigation and other costs of foreclosure-related matters.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount and ratios)	2011	2010	Change	2011	2010	Change
Selected balance sheet data (period-end)
Assets	$276,799	$300,913	(8)%	$276,799	$300,913	(8)%
Loans:
Loans retained	235,572	260,647	(10)	235,572	260,647	(10)
Loans held-for-sale and loans at fair value(a)	13,153	13,032	1	13,153	13,032	1
Total loans	248,725	273,679	(9)	248,725	273,679	(9)
Deposits	388,735	363,295	7	388,735	363,295	7
Equity	25,000	24,600	2	25,000	24,600	2
Selected balance sheet data (average)
Assets	$283,443	$309,523	(8)	$289,486	$316,407	(9)
Loans:
Loans retained	238,273	264,467	(10)	244,204	272,744	(10)
Loans held-for-sale and loans at fair value(a)	16,608	15,571	7	16,243	14,222	14
Total loans	254,881	280,038	(9)	260,447	286,966	(9)
Deposits	382,202	361,668	6	377,678	359,669	5
Equity	25,000	24,600	2	25,000	24,600	2

Headcount	128,992	114,440	13	128,992	114,440	13

Credit data and quality statistics
Net charge-offs	$1,027	$1,397	(26)	$3,295	$5,251	(37)
Nonaccrual loans:
Nonaccrual loans retained	7,579	9,601	(21)	7,579	9,601	(21)
Nonaccrual loans held-for-sale and loans at fair value	132	166	(20)	132	166	(20)
Total nonaccrual loans(b)(c)(d)	7,711	9,767	(21)	7,711	9,767	(21)
Nonperforming assets(b)(c)(d)	8,576	11,155	(23)	8,576	11,155	(23)
Allowance for loan losses	15,479	15,106	2	15,479	15,106	2
Net charge-off rate(e)	1.71%	2.10%		1.80%	2.57%
Net charge-off rate excluding PCI loans(e)(f)	2.39	2.94		2.53	3.61
Allowance for loan losses to ending loans retained(e)	6.57	5.80		6.57	5.80
Allowance for loan losses to ending loans retained excluding PCI loans(e)(f)	6.26	6.61		6.26	6.61
Allowance for loan losses to nonaccrual loans retained(b)(e)(f)	139	128		139	128
Nonaccrual loans to total loans	3.10	3.57		3.10	3.57
Nonaccrual loans to total loans excluding PCI loans(b)	4.25	4.91		4.25	4.91

(a)
Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. These loans totaled $13.0 billion and $12.6 billion at September 30, 2011 and 2010, respectively. Average balances of these loans totaled $16.5 billion and $15.3 billion for the three months ended September 30, 2011 and 2010, respectively, and $16.1 billion and $14.0 billion for the nine months ended September 30, 2011 and 2010, respectively.

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

(d)
At September 30, 2011 and 2010, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $9.5 billion and $9.2 billion, respectively, that are 90 or more days past due; and (2) real estate owned insured by U.S. government agencies of $2.4 billion and $1.7 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 13 on pages 136–157 of this

Form 10-Q which summarizes loan delinquency information.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and the net charge-off rate.

(f)
Excludes the impact of PCI loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management's estimate, as of that date, of credit losses over the remaining life of the portfolio. An allowance for loan losses of $4.9 billion and $2.8 billion was recorded for these loans at September 30, 2011 and 2010, respectively, which was also excluded from the applicable ratios. To date, no charge-offs have been recorded for these loans.

CONSUMER & BUSINESS BANKING

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2011	2010	Change	2011	2010	Change
Noninterest revenue	$1,952	$1,692	15%	$5,598	$5,128	9%
Net interest income	2,730	2,744	(1)	8,095	8,191	(1)
Total net revenue	4,682	4,436	6	13,693	13,319	3

Provision for credit losses	126	173	(27)	287	561	(49)

Noninterest expense	2,842	2,798	2	8,354	8,041	4
Income before income tax expense	1,714	1,465	17	5,052	4,717	7
Net income	$1,023	$839	22	$3,014	$2,700	12
Overhead ratio	61%	63%		61%	60%
Overhead ratio excluding core deposit intangibles(a)	59	62		60	59

(a)
Consumer & Business Banking uses the overhead ratio (excluding the amortization of CDI), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. The non-GAAP ratio excluded Consumer & Business Banking’s CDI amortization expense related to prior business combination transactions of $60 million and $69 million for the three months ended September 30, 2011 and 2010, respectively, and $180 million and $208 million for the nine months ended September 30, 2011 and 2010, respectively.

Quarterly results
Consumer & Business Banking reported net income of $1.0 billion, an increase of $184 million, or 22%, compared with the prior year. Net revenue was $4.7 billion, up 6% from the prior year. Net interest income was $2.7 billion, flat compared with the prior year, as the impact of lower deposit spreads was predominantly offset by the effect of higher deposit balances. Noninterest revenue was $2.0 billion, an increase of 15%, driven by higher debit card revenue, deposit-related fees and investment fee revenue. The provision for credit losses was $126 million, compared with $173 million in the prior year. Net charge-offs were $126 million, compared with $173 million in the prior year. Noninterest expense was $2.8 billion, up 2% from the prior year, due to sales force increases and new branch builds.
Year-to-date results
Consumer & Business Banking reported net income of $3.0 billion, an increase of $314 million, or 12%, compared with the prior year. Net revenue was $13.7 billion, up 3% from the prior year. Net interest income was $8.1 billion, flat to the prior year, as the impact from higher deposit balances was offset predominantly by the effect of lower deposit spreads. Noninterest revenue was $5.6 billion, an increase of 9%, driven by higher debit card and investment sales revenue. The provision for credit losses was $287 million, compared with $561 million in the prior year. Net charge-offs were $362 million, compared with $561 million in the prior year. Noninterest expense was $8.4 billion, up 4% from the prior year, resulting from sales force increases and new branch builds.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in billions, except ratios and where otherwise noted)	2011	2010	Change	2011	2010	Change
Business metrics
Business banking origination volume (in millions)	$1,440	$1,126	28%	$4,438	$3,253	36%
End-of-period loans	17.3	16.6	4	17.3	16.6	4
End-of-period deposits:
Checking	142.1	124.2	14	142.1	124.2	14
Savings	186.7	166.4	12	186.7	166.4	12
Time and other	39.0	48.9	(20)	39.0	48.9	(20)
Total end-of-period deposits	367.8	339.5	8	367.8	339.5	8
Average loans	$17.2	$16.6	4	$17.0	$17.0	—
Average deposits:
Checking	137.0	123.5	11	135.2	122.4	10
Savings	184.6	166.2	11	180.2	165.3	9
Time and other	40.6	49.9	(19)	42.9	52.4	(18)
Total average deposits	362.2	339.6	7	358.3	340.1	5
Deposit margin	2.82%	3.04%		2.85%	3.01%
Average assets	$30.1	$28.5	6	$29.5	$29.4	—
Credit data and quality statistics (in millions, except ratios)
Net charge-offs	$126	$173	(27)	$362	$561	(35)
Net charge-off rate	2.91%	4.13%		2.85%	4.41%
Nonperforming assets	$773	$913	(15)	$773	$913	(15)
Retail branch business metrics (in millions, except ratios)
Investment sales volume	$5,102	$5,798	(12)	$18,020	$17,510	3
Client investment assets	132,255	127,743	4	132,255	127,743	4
% managed accounts	23%	18%		23%	18%
Number of:
Branches	5,396	5,192	4	5,396	5,192	4
Chase Private Client branch locations	139	16	NM	139	16	NM
ATMs	16,708	15,815	6	16,708	15,815	6
Personal bankers	24,205	21,438	13	24,205	21,438	13
Sales specialists	7,891	7,123	11	7,891	7,123	11
Active online customers (in thousands)	18,372	17,167	7	18,372	17,167	7
Active mobile customers (in thousands)	7,266	4,600	58	7,266	4,600	58
Chase Private Clients	11,711	3,890	201	11,711	3,890	201
Checking accounts (in thousands)	26,541	27,014	(2)	26,541	27,014	(2)

MORTGAGE PRODUCTION AND SERVICING

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2011	2010	Change	2011	2010	Change
Mortgage fees and related income	$1,380	$705	96%	$1,991	$2,246	(11)%
Other noninterest revenue	118	116	2	328	305	8
Net interest income	204	232	(12)	599	660	(9)
Total net revenue	1,702	1,053	62	2,918	3,211	(9)

Provision for credit losses	2	27	(93)	4	46	(91)

Noninterest expense	1,360	982	38	5,293	2,757	92
Income/(loss) before income tax expense/(benefit)	340	44	NM	(2,379)	408	NM
Net income/(loss)	$205	$25	NM	$(1,574)	$239	NM
Overhead ratio	80%	93%		181%	86%

Functional results
Production
Production revenue	$1,090	$1,233	(12)%	$2,536	$2,342	8%
Production-related net interest & other income	213	216	(1)	630	629	—
Production-related revenue, excluding repurchase losses	1,303	1,449	(10)	3,166	2,971	7
Production expense	496	435	14	1,377	1,177	17
Income, excluding repurchase losses	807	1,014	(20)	1,789	1,794	—
Repurchase losses	(314)	(1,464)	79	(957)	(2,563)	63
Income/(loss) before income tax expense/(benefit)	493	(450)	NM	832	(769)	NM
Servicing
Loan servicing revenue	1,039	1,153	(10)	3,102	3,446	(10)
Servicing-related net interest & other income	115	129	(11)	300	325	(8)
Servicing-related revenue	1,154	1,282	(10)	3,402	3,771	(10)
MSR asset amortization	(457)	(604)	24	(1,498)	(1,829)	18
Servicing expense(a)	866	574	51	3,920	1,626	141
Income/(loss), excluding MSR risk management	(169)	104	NM	(2,016)	316	NM
MSR risk management, incl. related net interest income/(expense)(b)	16	390	(96)	(1,195)	861	NM
Income/(loss) before income tax expense/(benefit)	(153)	494	NM	(3,211)	1,177	NM
Net income/(loss)	$205	$25	NM	$(1,574)	$239	NM

(a)
Servicing expense includes both core and default servicing expense for all periods presented as well as $1.7 billion estimated litigation and other costs of foreclosure-related matters for the nine months ended September 30, 2011.

(b)
MSR risk management predominantly includes (a) changes in the MSR asset fair value due to changes in market interest rates and other modeled inputs and assumptions, and (b) changes in the value of the derivatives used to hedge the MSR asset. See Note 16 on pages 168–172 of this Form 10-Q for further information regarding changes in value of the MSR asset and related hedges.

Quarterly results
Mortgage Production and Servicing reported net income of $205 million, compared with $25 million in the prior year.
Mortgage production pretax income was $493 million, compared with a pretax loss of $450 million in the prior year. Production-related revenue, excluding repurchase losses, was $1.3 billion, a decrease of 10% from the prior year. Current-quarter revenue reflected lower volumes and flat margins when compared with the prior year. Production expense was $496 million, an increase of $61 million, or 14%, reflecting a strategic shift to higher-cost retail originations both through the branch network and direct to the consumer. Repurchase losses were $314 million, compared with prior-year repurchase losses of $1.5 billion, which included a $1.0 billion increase in the repurchase reserve.
Mortgage servicing, including MSR risk management, resulted in a pretax loss of $153 million, compared with pretax income of $494 million in the prior year. Servicing-related revenue was $1.2 billion, a decline of 10% from the prior year, as a result of the decline in third-party loans serviced. MSR asset amortization was $457 million, compared with $604 million in the prior year; this reflected reduced amortization as a result of a lower MSR asset value, resulting from the adjustment recognized in the first quarter to reflect an increased cost to service. Offsetting the lower MSR asset amortization, servicing expense was $866 million, an increase of $292 million, reflecting higher core and default servicing costs. MSR risk management income was $16 million, a decline of $374 million from the prior year.

Year-to-date results
Mortgage Production and Servicing reported a net loss of $1.6 billion, compared with net income of $239 million in the prior year.
Mortgage production pretax income was $832 million, compared with a pretax loss of $769 million in the prior year. Production-related revenue, excluding repurchase losses, was $3.2 billion, an increase of 7% from the prior year reflecting higher volumes and wider margins when compared with the prior year. Production expense was $1.4 billion, an increase of $200 million, or 17%, reflecting a strategic shift to higher-cost retail originations both through the branch network and direct to the consumer. Repurchase losses were $957 million, compared with prior-year repurchase losses of $2.6 billion, which included a $1.6 billion increase in the repurchase reserve.
Mortgage servicing, including MSR risk management, resulted in a pretax loss of $3.2 billion, compared with pretax income of $1.2 billion in the prior year. Servicing-related revenue was $3.4 billion, a decline of 10% from the prior year, as a result of the decline in third-party loans serviced. MSR asset amortization was $1.5 billion, compared with $1.8 billion in the prior year; this reflected reduced amortization as a result of a lower MSR asset value, resulting from the adjustment recognized to reflect an increased cost to service as discussed below. Offsetting the lower MSR asset amortization, servicing expense was $3.9 billion, an increase of $2.3 billion, driven by $1.7 billion recorded for estimated litigation and other costs of foreclosures-related matters, as well as higher core and default servicing costs. MSR risk management was a loss of $1.2 billion, compared with income of $861 million in the prior year, driven by a decrease in the fair value of the MSR asset that was recognized in the first quarter of 2011 related to a revised cost to service assumption incorporated into the valuation to reflect the estimated impact of higher servicing costs to enhance servicing processes – particularly loan modifications and foreclosure procedures.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in billions, except ratios and where otherwise noted)	2011	2010	Change	2011	2010	Change
Selected balance sheet data
End-of-period loans:
Prime mortgage, including option ARMs(a)(b)	$14.8	$13.8	7%	$14.8	$13.8	7%
Loans held-for-sale and loans at fair value(c)	13.2	13.0	2	13.2	13.0	2
Average loans:
Prime mortgage, including option ARMs(a)(d)	14.4	13.6	6	14.2	13.3	7
Loans held-for-sale and loans at fair value(c)	16.6	15.6	6	16.2	14.2	14
Average assets	59.7	58.5	2	59.7	56.1	6
Repurchase reserve (ending)	3.2	3.0	7	3.2	3.0	7
Credit data and quality statistics (in millions, except ratios)
Net charge-offs:
Prime mortgage, including option ARMs	2	10	(80)	4	29	(86)
Net charge-off rate:
Prime mortgage, including option ARMs(d)	0.06%	0.30%		0.04%	0.30%
30+ day delinquency rate(b)(e)	3.35	3.40		3.35	3.40
Nonperforming assets(f)	$691	$786	(12)	$691	$786	(12)
Business metrics
Origination volume by channel
Retail	$22.4	$19.2	17	$64.1	$45.9	40
Wholesale(g)	0.1	0.2	(50)	0.4	1.0	(60)
Correspondent(g)	13.4	19.1	(30)	37.2	49.8	(25)
CNT (negotiated transactions)	0.9	2.4	(63)	5.3	8.1	(35)
Total origination volume	$36.8	$40.9	(10)	$107.0	$104.8	2
Application volume by channel
Retail	$37.7	$34.6	9	$102.6	$82.7	24
Wholesale(g)	0.2	0.6	(67)	0.8	2.0	(60)
Correspondent(g)	20.2	30.7	(34)	48.7	72.4	(33)
Total application volume	$58.1	$65.9	(12)	$152.1	$157.1	(3)
Third-party mortgage loans serviced (ending)	$924.5	$1,012.7	(9)	$924.5	$1,012.7	(9)
Third-party mortgage loans serviced (average)	931.4	1,028.6	(9)	945.7	1,056.3	(10)
MSR net carrying value (ending)(h)	7.8	10.3	(24)	7.8	10.3	(24)
Ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending)	0.84%	1.02%		0.84%	1.02%
Ratio of annualized loan servicing revenue to third-party mortgage loans serviced (average)	0.44	0.44		0.44	0.44
MSR revenue multiple(i)	1.91x	2.32x		1.91x	2.32x

(a)
Predominantly represents prime loans repurchased from Government National Mortgage Association (“Ginnie Mae”) pools, which are insured by U.S. government agencies. See further discussion of loans repurchased from Ginnie Mae pools in Mortgage repurchase liability on pages 53–56 of this Form 10-Q.

(b)
At September 30, 2011 and 2010, end-of-period loans owned included loans held-for-sale of $131 million and $428 million, respectively. No allowance for loan losses was recorded for these loans. These amounts were excluded when calculating the 30+ day delinquency rate.

(c)
Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. These loans totaled $13.0 billion and $12.6 billion at September 30, 2011 and 2010, respectively. Average balances of these loans totaled $16.5 billion and $15.3 billion for the three months ended September 30, 2011 and 2010, respectively, and $16.1 billion and $14.0 billion for the nine months ended September 30, 2011 and 2010, respectively.

(d)
Average loans owned included loans held-for-sale of $108 million and $226 million for the three months ended September 30, 2011 and 2010, respectively, and $105 million and $210 million for the nine months ended September 30, 2011 and 2010, respectively. These amounts were excluded when calculating the net charge-off rate.

(e)
At September 30, 2011 and 2010, excludes mortgage loans insured by U.S. government agencies of $10.5 billion and $10.2 billion, respectively, that are 30 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(f)
At September 30, 2011 and 2010, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $9.5 billion and $9.2 billion, respectively, that are 90 or more days past due; and (2) real estate owned insured by U.S. government agencies of $2.4 billion and $1.7 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(g)	Includes rural housing loans sourced through brokers and correspondents, which are underwritten under Rural Housing Services.

(h)
The fair value of the MSR asset decreased $5.8 billion during the nine months ended September 30, 2011. See Note 16 on pages 168–172 of this Form 10-Q for further information regarding changes in value of the MSR asset and related hedges.

(i)
Represents the ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending) divided by the ratio of annualized loan servicing revenue to third-party mortgage loans serviced (average).

REAL ESTATE PORTFOLIOS

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2011	2010	Change	2011	2010	Change
Noninterest revenue	$23	$21	10%	$51	$105	(51)%
Net interest income	1,128	1,304	(13)	3,481	4,113	(15)
Total net revenue	1,151	1,325	(13)	3,532	4,218	(16)

Provision for credit losses	899	1,197	(25)	2,929	5,894	(50)

Noninterest expense	363	390	(7)	1,089	1,214	(10)
Income/(loss) before income tax expense/(benefit)	(111)	(262)	58	(486)	(2,890)	83
Net income/(loss)	$(67)	$(148)	55	$(295)	$(1,670)	82
Overhead ratio	32%	29%		31%	29%

Quarterly results
Real Estate Portfolios reported a net loss of $67 million, compared with a net loss of $148 million in the prior year. The improvement was driven by a lower provision for credit losses, largely offset by lower net revenue.
Net revenue was $1.2 billion, down by $174 million, or 13%, from the prior year. The decrease was driven by a decline in net interest income as a result of lower loan balances due to portfolio runoff.
The provision for credit losses was $899 million, compared with $1.2 billion in the prior year. The current-quarter provision reflected a reduction in net charge-offs, driven by a modest improvement in delinquency trends. See Consumer Credit Portfolio on pages 78–87 of this Form 10-Q for the net charge-off amounts and rates. To date, no charge-offs have been recorded on PCI loans.
Noninterest expense was $363 million, down by $27 million, or 7%, from the prior year, reflecting a decrease in foreclosed asset expense due to temporary delays in foreclosure activity.
Year-to-date results
Real Estate Portfolios reported a net loss of $295 million, compared with a net loss of $1.7 billion in the prior year. The improvement was driven by a lower provision for credit losses, partially offset by lower net revenue.
Net revenue was $3.5 billion, down by $686 million, or 16%, from the prior year. The decrease was driven by a decline in net interest income as a result of lower loan balances due to portfolio runoff and narrower loan spreads.
The provision for credit losses was $2.9 billion, compared with $5.9 billion in the prior year. The current-year provision reflected a reduction in net charge-offs driven by improved delinquency trends. Also, the prior-year provision included an addition to the allowance for loan losses of $1.2 billion for the Washington Mutual PCI portfolios. See Consumer Credit Portfolio on pages 78–87 of this Form 10-Q for the net charge-off amounts and rates. To date, no charge-offs have been recorded on PCI loans.
Noninterest expense was $1.1 billion, down by $125 million, or 10%, from the prior year, reflecting a decrease in foreclosed asset expense due to temporary delays in foreclosure activity.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in billions)	2011	2010	Change	2011	2010	Change
Loans excluding PCI(a)
End-of-period loans owned:
Home equity	$80.3	$91.7	(12)%	$80.3	$91.7	(12)%
Prime mortgage, including option ARMs	45.5	51.3	(11)	45.5	51.3	(11)
Subprime mortgage	10.0	12.0	(17)	10.0	12.0	(17)
Other	0.7	0.9	(22)	0.7	0.9	(22)
Total end-of-period loans owned	$136.5	$155.9	(12)	$136.5	$155.9	(12)
Average loans owned:
Home equity	$81.6	$93.3	(13)	$84.1	$96.4	(13)
Prime mortgage, including option ARMs	46.2	52.2	(11)	47.7	54.3	(12)
Subprime mortgage	10.3	12.3	(16)	10.7	13.0	(18)
Other	0.7	1.0	(30)	0.8	1.0	(20)
Total average loans owned	$138.8	$158.8	(13)	$143.3	$164.7	(13)
PCI loans(a)
End-of-period loans owned:
Home equity	$23.1	$25.0	(8)	$23.1	$25.0	(8)
Prime mortgage	15.6	17.9	(13)	15.6	17.9	(13)
Subprime mortgage	5.1	5.5	(7)	5.1	5.5	(7)
Option ARMs	23.3	26.4	(12)	23.3	26.4	(12)
Total end-of-period loans owned	$67.1	$74.8	(10)	$67.1	$74.8	(10)
Average loans owned:
Home equity	$23.3	$25.2	(8)	$23.7	$25.7	(8)
Prime mortgage	15.9	18.2	(13)	16.5	18.8	(12)
Subprime mortgage	5.1	5.6	(9)	5.2	5.8	(10)
Option ARMs	23.7	26.7	(11)	24.4	27.7	(12)
Total average loans owned	$68.0	$75.7	(10)	$69.8	$78.0	(11)
Total Real Estate Portfolios
End-of-period loans owned:
Home equity	$103.4	$116.7	(11)	$103.4	$116.7	(11)
Prime mortgage, including option ARMs	84.4	95.6	(12)	84.4	95.6	(12)
Subprime mortgage	15.1	17.5	(14)	15.1	17.5	(14)
Other	0.7	0.9	(22)	0.7	0.9	(22)
Total end-of-period loans owned	$203.6	$230.7	(12)	$203.6	$230.7	(12)
Average loans owned:
Home equity	$104.9	$118.5	(11)	$107.8	$122.1	(12)
Prime mortgage, including option ARMs	85.8	97.1	(12)	88.6	100.8	(12)
Subprime mortgage	15.4	17.9	(14)	15.9	18.8	(15)
Other	0.7	1.0	(30)	0.8	1.0	(20)
Total average loans owned	$206.8	$234.5	(12)	$213.1	$242.7	(12)
Average assets	$193.7	$222.5	(13)	$200.3	$230.9	(13)
Home equity origination volume	0.3	0.3	—	0.8	0.9	(11)

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
The net spread between the PCI loans and the related liabilities are expected to be relatively constant over time, except for any basis risk or other residual interest rate risk that remains and for certain changes in the accretable yield percentage (e.g., from extended loan liquidation periods and from prepayments). As of September 30, 2011, the remaining weighted-average life of the PCI loan portfolio is expected to be 7.1 years. For further information, see Note 13, PCI loans, on pages 153–154 of this Form 10-Q. The loan balances are expected to decline more rapidly in the earlier years as the most troubled loans are liquidated, and more slowly thereafter as the remaining troubled borrowers have limited refinancing opportunities. Similarly, default and servicing expense are expected to be higher in the earlier years and decline over time as liquidations slow down.
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

Credit data and quality statistics	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2011	2010	Change	2011	2010	Change
Net charge-offs excluding PCI loans(a):
Home equity	$581	$730	(20)%	$1,893	$2,652	(29)%
Prime mortgage, including options ARMs	172	266	(35)	531	1,015	(48)
Subprime mortgage	141	206	(32)	483	945	(49)
Other	5	12	(58)	22	49	(55)
Total net charge-offs	$899	$1,214	(26)	$2,929	$4,661	(37)
Net charge-off rate excluding PCI loans(a):
Home equity	2.82%	3.10%		3.01%	3.68%
Prime mortgage, including options ARMs	1.48	2.02		1.49	2.50
Subprime mortgage	5.43	6.64		6.04	9.72
Other	2.83	4.76		3.68	6.55
Total net charge-off rate excluding PCI loans	2.57	3.03		2.73	3.78
Net charge-off rate – reported:
Home equity	2.20%	2.44%		2.35%	2.90%
Prime mortgage, including options ARMs	0.80	1.09		0.80	1.35
Subprime mortgage	3.63	4.57		4.06	6.72
Other	2.83	4.76		3.68	6.55
Total net charge-off rate – reported	1.72	2.05		1.84	2.57
30+ day delinquency rate excluding PCI loans(b)	5.80%	6.77%		5.80%	6.77%
Allowance for loan losses	$14,659	$14,111	4	$14,659	$14,111	4
Nonperforming assets(c)	7,112	9,456	(25)	7,112	9,456	(25)
Allowance for loan losses to ending loans retained	7.20%	6.12%		7.20%	6.12%
Allowance for loan losses to ending loans retained excluding PCI loans(a)	7.12	7.25		7.12	7.25

(a)
Excludes the impact of PCI loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management's estimate, as of that date, of credit losses over the remaining life of the portfolio. An allowance for loan losses of $4.9 billion and $2.8 billion was recorded for these loans at September 30, 2011 and 2010, respectively, which was also excluded from the applicable ratios. To date, no charge-offs have been recorded for these loans.

(b)	At September 30, 2011 and 2010, the delinquency rate for PCI loans was 24.44% and 28.07%, respectively.

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

CARD SERVICES & AUTO
For a discussion of the business profile of Card, see Introduction on page 4 of this Form 10–Q.
Effective July 1, 2011, Card includes Auto and Student Lending. For a further discussion of the business segment reorganization, see Business segment changes on page 16, and Note 24 on pages 190-192 of this Form 10-Q.

Selected income statement data(a)	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2011	2010	Change	2011	2010	Change
Revenue
Credit card income	$1,053	$864	22%	$3,074	$2,586	19%
All other income	201	196	3	533	587	(9)
Noninterest revenue(b)	1,254	1,060	18	3,607	3,173	14
Net interest income	3,521	4,025	(13)	10,720	12,227	(12)
Total net revenue	4,775	5,085	(6)	14,327	15,400	(7)

Provision for credit losses	1,264	1,784	(29)	2,561	7,861	(67)

Noninterest expense
Compensation expense	459	406	13	1,366	1,244	10
Noncompensation expense	1,560	1,280	22	4,348	3,714	17
Amortization of intangibles	96	106	(9)	306	353	(13)
Total noninterest expense(c)	2,115	1,792	18	6,020	5,311	13
Income before income tax expense	1,396	1,509	(7)	5,746	2,228	158
Income tax expense	547	583	(6)	2,253	904	149
Net income	$849	$926	(8)	$3,493	$1,324	164
Financial ratios(a)
Return on common equity	21%	20%		29%	10%
Overhead ratio	44	35		42	34

(a)	Effective January 1, 2011, the commercial card business that was previously in TSS was transferred to Card. There is no material impact on the financial data; prior-year periods were not revised.

(b)	Included Commercial Card noninterest revenue of $76 million and $223 million for the three and nine months ended September 30, 2011, respectively.

(c)	Included Commercial Card noninterest expense of $76 million and $220 million for the three and nine months ended September 30, 2011, respectively.

Quarterly results
Net income was $849 million, compared with $926 million in the prior year.
Net revenue was $4.8 billion, a decrease of $310 million, or 6%, from the prior year. Net interest income was $3.5 billion, down by $504 million, or 13%. The decrease was driven by lower average loan balances, narrower loan spreads, and a decreased level of fees. These decreases were partially offset by lower revenue reversals associated with lower charge-offs. Noninterest revenue was $1.3 billion, an increase of $194 million, or 18%, from the prior year. The increase was driven by higher net interchange income, lower partner revenue-sharing due to the impact of the Kohl’s portfolio sale, and the transfer of the Commercial Card business to Card from TSS in the first quarter of 2011. These increases were partially offset by lower revenue from fee-based products. Excluding the impact of the Commercial Card business, noninterest revenue increased 11%.
The provision for credit losses was $1.3 billion, compared with $1.8 billion in the prior year. The current-quarter provision reflected lower net charge-offs and a reduction of $370 million to the allowance for loan losses due to lower estimated losses. The prior-year provision included a reduction of $1.5 billion to the allowance for loan losses. The net charge-off rate was 3.47%, down from 6.43% in the prior year; the 30+ day delinquency rate was 2.36%, down from 3.49% in the prior year. Excluding the Washington Mutual and Commercial Card portfolios, the Credit Card net charge-off rate1 was 4.34%, down from 8.06% in the prior year; and the 30+ day delinquency rate1 was 2.64%, down from 4.13% in the prior year. The Auto net charge-off rate was 0.36%, down from 0.56% in the prior year. The Student net charge-off rate was 2.66%, up from 2.27% in the prior year.
Noninterest expense was $2.1 billion, an increase of $323 million, or 18%, from the prior year, due to higher marketing expense and the inclusion of the Commercial Card business. Excluding the impact of the Commercial Card business, noninterest expense increased 14%.

Year-to-date results
Net income was $3.5 billion, compared with $1.3 billion in the prior year.
Net revenue was $14.3 billion, a decrease of $1.1 billion, or 7%, from the prior year. Net interest income was $10.7 billion, down by $1.5 billion, or 12%. The decrease was driven by lower average loan balances, the impact of legislative changes, and a decreased level of fees. These decreases were partially offset by lower revenue reversals associated with lower charge-offs. Noninterest revenue was $3.6 billion, an increase of $434 million, or 14%, from the prior year. The increase was driven by the transfer of the Commercial Card business to Card from TSS in the first quarter of 2011, higher net interchange income, and lower partner revenue-sharing due to the impact of the Kohl's portfolio sale. These increases were partially offset by lower revenue from fee-based products. Excluding the impact of the Commercial Card business, noninterest revenue increased 7%.
The provision for credit losses was $2.6 billion, compared with $7.9 billion in the prior year. The current-year provision reflected lower net charge-offs and a reduction of $3.4 billion to the allowance for loan losses due to lower estimated losses. The prior-year provision included a reduction of $4.0 billion to the allowance for loan losses. The net charge-off rate was 4.23%, down from 7.57% in the prior year. Excluding the Washington Mutual and Commercial Card portfolios, the Credit Card net charge-off rate1 was 5.28%, down from 9.24% in the prior year. The Auto net charge-off rate was 0.31%, down from 0.64% in the prior year. The Student net charge-off rate was 2.91%, up from 2.41% in the prior year.
Noninterest expense was $6.0 billion, an increase of $709 million, or 13%, from the prior year, due to higher marketing expense and the inclusion of the Commercial Card business. Excluding the impact of the Commercial Card business, noninterest expense increased 9%.
For further information on legislative changes affecting the Credit Card business, see Card discussion on page 79 of JPMorgan Chase’s 2010 Annual Report.
1 For Credit Card, includes loans held-for-sale, which are non-GAAP financial measures, to provide more meaningful measures that enable comparability with prior periods.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount, ratios and where otherwise noted)	2011	2010	Change	2011	2010	Change
Selected balance sheet data (period-end)(a)
Loans:
Credit Card	$127,135	$136,436	(7)%	$127,135	$136,436	(7)%
Auto	46,659	48,186	(3)	46,659	48,186	(3)
Student	13,751	14,687	(6)	13,751	14,687	(6)
Total loans(b)	187,545	199,309	(6)	187,545	199,309	(6)
Equity	16,000	18,400	(13)	16,000	18,400	(13)
Selected balance sheet data (average)(a)
Total assets	$199,974	$207,474	(4)	$200,803	$215,653	(7)
Loans:
Credit Card	126,536	140,059	(10)	128,015	147,326	(13)
Auto	46,549	47,726	(2)	47,064	47,353	(1)
Student	13,865	14,824	(6)	14,135	16,410	(14)
Total loans(c)	186,950	202,609	(8)	189,214	211,089	(10)
Equity	16,000	18,400	(13)	16,000	18,400	(13)
Headcount(d)	27,554	26,382	4	27,554	26,382	4
Credit data and quality statistics(a)
Net charge-offs:
Credit Card	$1,499	$3,133	(52)	$5,535	$11,366	(51)
Auto	42	67	(37)	108	227	(52)
Student	93	84	11	308	269	14
Total net charge-offs	1,634	3,284	(50)	5,951	11,862	(50)
Net charge-off rate:
Credit Card(e)	4.70%	8.87%		5.83%	10.31%
Auto	0.36	0.56		0.31	0.64
Student(f)	2.66	2.27		2.91	2.41
Total net charge-off rate	3.47	6.43		4.23	7.57

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount, ratios and where otherwise noted)	2011	2010	Change	2011	2010	Change
Delinquency rates
30+ day delinquency rate:
Credit Card(g)	2.90%	4.57%		2.90%	4.57%
Auto	1.01	0.97		1.01	0.97
Student(h)(i)	1.93	1.77		1.93	1.77
Total 30+ day delinquency rate	2.36	3.49		2.36	3.49
90+ day delinquency rate - Credit Card(g)	1.43	2.41		1.43	2.41
Nonperforming assets(j)	$232	$268	(13)%	$232	$268	(13)%
Allowance for loan losses:
Credit Card	7,528	13,029	(42)	7,528	13,029	(42)
Auto and Student	1,009	1,048	(4)	1,009	1,048	(4)
Total allowance for loan losses	8,537	14,077	(39)	8,537	14,077	(39)
Allowance for loan losses to period-end loans:
Credit Card(g)	5.93%	9.55%		5.93%	9.55%
Auto and Student(h)	1.67	1.67		1.67	1.67
Total allowance for loan losses to period-end loans	4.55	7.06		4.55	7.06
Business metrics
Credit Card, excluding Commercial Card(a)
Sales volume (in billions)	$87.3	$79.6	10	$250.3	$227.1	10
New accounts opened	2.0	2.7	(26)	6.6	7.9	(16)
Open accounts(k)	64.3	89.0	(28)	64.3	89.0	(28)
Merchant Services
Bank card volume (in billions)	$138.1	$117.0	18	$401.1	$342.1	17
Total transactions (in billions)	6.1	5.2	17	17.6	14.9	18
Auto and Student
Origination volume (in billions)
Auto	$5.9	$6.1	(3)	$16.1	$18.2	(12)
Student	0.1	0.2	(50)	0.2	1.9	(89)
Supplemental information(a)(l)(m)
Card Services, excluding Washington Mutual portfolio
Loans (period-end)	$115,766	$121,932	(5)	$115,766	$121,932	(5)
Average loans	114,940	124,933	(8)	115,762	130,610	(11)
Net interest income(n)	8.61%	8.98%		8.77%	8.77%
Net revenue(n)	11.73	11.33		11.77	11.04
Risk adjusted margin(n)(o)	8.93	6.76		9.32	4.41
Net charge-offs	$1,242	$2,539	(51)	$4,519	$9,025	(50)
Net charge-off rate(p)	4.29%	8.06%		5.22%	9.24%
30+ day delinquency rate(q)	2.62	4.13		2.62	4.13
90+ day delinquency rate(q)	1.28	2.16		1.28	2.16
Card Services, excluding Washington Mutual and Commercial Card portfolios
Loans (period-end)	$114,207	$121,932	(6)	$114,207	$121,932	(6)
Average loans	113,541	124,933	(9)	114,425	130,610	(12)
Net interest income(n)	8.79%	8.98%		8.94%	8.77%
Net revenue(n)	11.68	11.33		11.71	11.04
Risk adjusted margin(n)(o)	8.84	6.76		9.23	4.41
Net charge-offs	$1,242	$2,539	(51)	$4,518	$9,025	(50)
Net charge-off rate(p)	4.34%	8.06%		5.28%	9.24%
30+ day delinquency rate(q)(r)	2.64	4.13		2.64	4.13
90+ day delinquency rate(q)(s)	1.30	2.16		1.30	2.16

(a)
Effective January 1, 2011, the commercial card business that was previously in TSS was transferred to Card. There is no material impact on the financial data; prior-year periods were not revised. The commercial card portfolio is excluded from business metrics and supplemental information where noted.

(b)	Total period-end loans included loans held-for-sale of $94 million and $39 million at September 30, 2011 and 2010, respectively.

(c)
Total average loans included loans held-for-sale of $1 million and $112 million for the three months ended September 30, 2011 and 2010, respectively, and $1.1 billion and $1.5 billion for the nine months ended September 30, 2011 and 2010, respectively.

(d)	Headcount included 1,274 employees related to the transfer of the commercial card business from TSS to Card in the first quarter of 2011.

(e)
Average loans included loans held-for-sale of $1 million and $1.1 billion for the three and nine months ended September 30, 2011, respectively. These amounts are excluded when calculating the net charge-off rate.

(f)
Average loans included loans held-for-sale of $112 million and $1.5 billion for the three and nine months ended September 30, 2010, respectively. These amounts are excluded when calculating the net charge-off rate.

(g)	Period-end loans included loans held-for-sale of $94 million at September 30, 2011. No allowance for loan losses was recorded for these loans. Loans held-

for-sale are excluded when calculating the allowance for loan losses to period-end loans and delinquency rates.

(h)
Period-end loans included loans held-for-sale of $39 million at September 30, 2010. This amount is excluded when calculating the allowance for loan losses to period-end loans and the 30+ day delinquency rate.

(i)
Excluded student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) of $995 million and $1.0 billion at September 30, 2011 and 2010, respectively, that are 30 or more days past due. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(j)
Nonperforming assets excluded student loans insured by U.S. government agencies under the FFELP of $567 million and $572 million at September 30, 2011 and 2010, respectively, that are 90 or more days past due. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(k)	Reflects the impact of portfolio sales in the second quarter of 2011.

(l)
Supplemental information is provided for Card Services, excluding Washington Mutual and Commercial Card portfolios and including loans held-for-sale, which are non-GAAP financial measures, to provide more meaningful measures that enable comparability with prior periods.

(m)
For additional information on loan balances, delinquency rates, and net charge-off rates for the Washington Mutual portfolio, see Consumer credit portfolio, Credit Card, on page 86, and Note 13 on pages 155–157 of this Form 10-Q.

(n)	As a percentage of average loans.

(o)	Represents total net revenue less provision for credit losses.

(p)
Average loans included loans held-for-sale of $1 million and $1.1 billion for the three and nine months ended September 30, 2011, respectively. These amounts are included when calculating the net charge-off rate.

(q)	Period-end loans included loans held-for-sale of $94 million at September 30, 2011. This amount is included when calculating the delinquency rates.

(r)	At September 30, 2011 and 2010, the 30+ day delinquent loans for Card Services, excluding Washington Mutual and Commercial Card portfolios, were $3,016 million and $5,035 million, respectively.

(s)	At September 30, 2011 and 2010, the 90+ day delinquent loans for Card Services, excluding Washington Mutual and Commercial Card portfolios, were $1,486 million and $2,630 million, respectively.

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 82–83 of JPMorgan Chase’s 2010 Annual Report and Introduction on page 4 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2011	2010	Change	2011	2010	Change
Revenue
Lending- and deposit-related fees	$269	$269	—%	$814	$826	(1)%
Asset management, administration and commissions	35	36	(3)	104	109	(5)
All other income(a)	220	242	(9)	706	658	7
Noninterest revenue	524	547	(4)	1,624	1,593	2
Net interest income	1,064	980	9	3,107	2,836	10
Total net revenue(b)	1,588	1,527	4	4,731	4,429	7

Provision for credit losses	67	166	(60)	168	145	16

Noninterest expense
Compensation expense	229	210	9	671	612	10
Noncompensation expense	337	341	(1)	1,005	1,002	—
Amortization of intangibles	7	9	(22)	23	27	(15)
Total noninterest expense	573	560	2	1,699	1,641	4
Income before income tax expense	948	801	18	2,864	2,643	8
Income tax expense	377	330	14	1,140	1,089	5
Net income	$571	$471	21	$1,724	$1,554	11
Revenue by product
Lending(c)	$857	$693	24	$2,574	$2,000	29
Treasury services(c)	572	670	(15)	1,670	1,973	(15)
Investment banking	116	120	(3)	378	340	11
Other	43	44	(2)	109	116	(6)
Total Commercial Banking revenue	$1,588	$1,527	4	$4,731	$4,429	7

IB revenue, gross(d)	320	344	(7)	1,071	988	8

Revenue by client segment
Middle Market Banking	$791	$766	3	$2,335	$2,279	2
Commercial Term Lending	297	256	16	869	722	20
Corporate Client Banking(e)	306	304	1	935	852	10
Real Estate Banking	104	118	(12)	301	343	(12)
Other	90	83	8	291	233	25
Total Commercial Banking revenue	$1,588	$1,527	4	$4,731	$4,429	7
Financial ratios
Return on common equity	28%	23%		29%	26%
Overhead ratio	36	37		36	37

(a)	CB client revenue from investment banking products and commercial card transactions is included in all other income.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income from municipal bond activity, totaling $90 million and $59 million for the three months ended September 30, 2011 and 2010, respectively; and $222 million and $153 million for the nine months ended September 30, 2011 and 2010, respectively.

(c)
Effective January 1, 2011, product revenue from commercial card and standby letters of credit transactions was included in lending. For the three and nine months ended September 30, 2011, the impact of the change was $109 million and $330 million, respectively. In prior-year periods, it was reported in treasury services.

(d)	Represents the total revenue related to investment banking products sold to CB clients.

(e)	Corporate Client Banking was known as Mid-Corporate Banking prior to January 1, 2011.

Quarterly results
Net income was $571 million, an increase of $100 million, or 21%, from the prior year. The improvement was driven by a decrease in the provision for credit losses and higher net revenue.
Net revenue was $1.6 billion, up by $61 million, or 4%, from the prior year. Net interest income was $1.1 billion, up by $84 million, or 9%, driven by growth in liability and loan balances, largely offset by spread compression on liability products. Noninterest revenue was $524 million, down by $23 million, or 4%, compared with the prior year, driven by changes in the valuation of investments held at fair value.
Revenue from Middle Market Banking was $791 million, an increase of $25 million, or 3%, from the prior year. Revenue from Commercial Term Lending was $297 million, an increase of $41 million, or 16%. Revenue from Corporate Client Banking was $306 million, flat compared with the prior year. Revenue from Real Estate Banking was $104 million, a decrease of $14 million, or 12%.
The provision for credit losses was $67 million, compared with $166 million in the prior year. Net charge-offs were $17 million (0.06% net charge-off rate) and were largely related to commercial real estate; this compared with net charge-offs of $218 million (0.89% net charge-off rate) in the prior year. The allowance for loan losses to end-of-period loans retained was 2.50%, down from 2.72% in the prior year. Nonaccrual loans were $1.4 billion, down by $1.5 billion, or 51%, from the prior year, primarily as a result of commercial real estate repayments and loan sales.
Noninterest expense was $573 million, an increase of $13 million, or 2%, from the prior year, primarily reflecting higher headcount-related expense.
Year-to-date results
Net income was $1.7 billion, an increase of $170 million, or 11%, from the prior year. The increase was driven by higher net revenue, partially offset by an increase in noninterest expense.
Net revenue was $4.7 billion, up by $302 million, or 7%, compared with the prior year. Net interest income was $3.1 billion, up by $271 million, or 10%, driven by growth in liability and loan balances and wider loan spreads, partially offset by spread compression on liability products. Noninterest revenue was $1.6 billion, an increase of $31 million, or 2%, from the prior year; this was largely driven by increased community development investment-related revenue and higher investment banking revenue, partially offset by changes in the valuation of investments held at fair value.
Revenue from Middle Market Banking was $2.3 billion, an increase of $56 million, or 2%, from the prior year. Revenue from Commercial Term Lending was $869 million, an increase of $147 million, or 20%. Revenue from Corporate Client Banking was $935 million, an increase of $83 million, or 10%. Revenue from Real Estate Banking was $301 million, a decrease of $42 million, or 12%.
The provision for credit losses was $168 million, compared with $145 million in the prior year. Net charge-offs were $88 million (0.12% net charge-off rate) and were largely related to commercial real estate, compared with $623 million (0.87% net charge-off rate) in the prior year.
Noninterest expense was $1.7 billion, an increase of $58 million, or 4%, from the prior year reflecting higher headcount-related expense.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount and ratios)	2011	2010	Change	2011	2010	Change
Selected balance sheet data (period-end):
Loans:
Loans retained	$106,834	$97,738	9%	$106,834	$97,738	9%
Loans held-for-sale and loans at fair value	584	399	46	584	399	46
Total loans	107,418	98,137	9	107,418	98,137	9
Equity	8,000	8,000	—	8,000	8,000	—
Selected balance sheet data (average):
Total assets	$145,195	$130,237	11	$143,069	$132,176	8
Loans:
Loans retained	104,705	96,657	8	101,485	96,166	6
Loans held-for-sale and loans at fair value	632	384	65	801	358	124
Total loans	105,337	97,041	9	102,286	96,524	6
Liability balances	180,275	137,853	31	166,503	135,939	22
Equity	8,000	8,000	—	8,000	8,000	—
Average loans by client segment:
Middle Market Banking	$41,540	$35,299	18	$39,932	$34,552	16
Commercial Term Lending	38,198	37,509	2	37,914	36,513	4
Corporate Client Banking(a)	14,373	11,807	22	13,277	11,978	11
Real Estate Banking	7,465	8,983	(17)	7,512	9,740	(23)
Other	3,761	3,443	9	3,651	3,741	(2)
Total Commercial Banking loans	$105,337	$97,041	9	$102,286	$96,524	6

Headcount	5,417	4,805	13	5,417	4,805	13

Credit data and quality statistics:
Net charge-offs	$17	$218	(92)	$88	$623	(86)
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(b)	1,417	2,898	(51)	1,417	2,898	(51)
Nonaccrual loans held-for-sale and loans held at fair value	26	48	(46)	26	48	(46)
Total nonaccrual loans	1,443	2,946	(51)	1,443	2,946	(51)
Assets acquired in loan satisfactions	168	281	(40)	168	281	(40)
Total nonperforming assets	1,611	3,227	(50)	1,611	3,227	(50)
Allowance for credit losses:
Allowance for loan losses	2,671	2,661	—	2,671	2,661	—
Allowance for lending-related commitments	181	241	(25)	181	241	(25)
Total allowance for credit losses	2,852	2,902	(2)	2,852	2,902	(2)
Net charge-off rate(c)	0.06%	0.89%		0.12%	0.87%
Allowance for loan losses to period-end loans retained(c)	2.50	2.72		2.50	2.72
Allowance for loan losses to nonaccrual loans retained(b)(c)	188	92		188	92
Nonaccrual loans to total period-end loans	1.34	3.00		1.34	3.00

(a)	Corporate Client Banking was known as Mid-Corporate Banking prior to January 1, 2011.

(b)	Allowance for loan losses of $257 million and $535 million was held against nonaccrual loans retained at September 30, 2011 and 2010, respectively.

(c)	Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratios and net charge-off rate.

TREASURY & SECURITIES SERVICES
For a discussion of the business profile of TSS, see pages 84–85 of JPMorgan Chase’s 2010 Annual Report and Introduction on page 5 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount and ratios)	2011	2010	Change	2011	2010	Change
Revenue
Lending- and deposit-related fees	$310	$318	(3)%	$927	$942	(2)%
Asset management, administration and commissions	656	644	2	2,077	2,008	3
All other income	141	210	(33)	423	595	(29)
Noninterest revenue	1,107	1,172	(6)	3,427	3,545	(3)
Net interest income	801	659	22	2,253	1,923	17
Total net revenue	1,908	1,831	4	5,680	5,468	4
Provision for credit losses	(20)	(2)	NM	(18)	(57)	68

Credit allocation income/(expense)(a)	9	(31)	NM	68	(91)	NM

Noninterest expense
Compensation expense	718	701	2	2,152	2,055	5
Noncompensation expense	728	693	5	2,094	2,027	3
Amortization of intangibles	24	16	50	54	52	4
Total noninterest expense	1,470	1,410	4	4,300	4,134	4
Income before income tax expense	467	392	19	1,466	1,300	13
Income tax expense	162	141	15	512	478	7
Net income	$305	$251	22	$954	$822	16
Revenue by business
Treasury Services	$969	$937	3	$2,790	$2,745	2
Worldwide Securities Services	939	894	5	2,890	2,723	6
Total net revenue	$1,908	$1,831	4	$5,680	$5,468	4
Revenue by geographic region(b)
Asia/Pacific	$321	$256	25	$896	$708	27
Latin America/Caribbean	61	50	22	217	166	31
Europe/Middle East/Africa	648	579	12	1,969	1,765	12
North America	878	946	(7)	2,598	2,829	(8)
Total net revenue	$1,908	$1,831	4	$5,680	$5,468	4
Financial ratios
Return on common equity	17%	15%		18%	17%
Overhead ratio	77	77		76	76
Pretax margin ratio	24	21		26	24
Selected balance sheet data (period-end)
Loans(c)	$36,389	$26,899	35	$36,389	$26,899	35
Equity	7,000	6,500	8	7,000	6,500	8
Trade finance loans by geographic region (period-end)(b)
Asia/Pacific	$16,918	$10,238	65	$16,918	$10,238	65
Latin America/Caribbean	5,228	3,357	56	5,228	3,357	56
Europe/Middle East/Africa	6,853	3,391	102	6,853	3,391	102
North America	1,105	820	35	1,105	820	35
Total finance loans	$30,104	$17,806	69	$30,104	$17,806	69
Selected balance sheet data (average)
Total assets	$60,141	$42,445	42	$53,612	$41,211	30
Loans(c)	35,303	24,337	45	32,576	22,035	48
Liability balances	341,107	242,517	41	303,504	245,684	24
Equity	7,000	6,500	8	7,000	6,500	8
Headcount	28,157	28,544	(1)	28,157	28,544	(1)

(a)
IB manages traditional credit exposures related to GCB on behalf of IB and TSS. Effective January 1, 2011, IB and TSS share the economics related to the Firm’s GCB clients. Included within this allocation are net revenue, provision for credit losses, as well as expenses. The prior-year period reflected a reimbursement to IB for a portion of the total costs of managing the credit portfolio. IB recognizes this credit allocation as a component of all other income.

(b)	Revenue and trade finance loans are based on TSS management’s view of the domicile of clients.

(c)
Loan balances include trade finance loans, wholesale overdrafts and commercial card. Effective January 1, 2011, the commercial card loan business (of approximately $1.2 billion) that was previously in TSS was transferred to Card. There is no material impact on the financial data; the prior-year period was not revised.

Quarterly results
Net income was $305 million, an increase of $54 million, or 22%, from the prior year.
Net revenue was $1.9 billion, an increase of $77 million, or 4%, from the prior year. Excluding the Commercial Card business, net revenue was up 7%. Treasury Services net revenue was $969 million, an increase of $32 million, or 3%. The increase was driven by higher deposit balances, predominantly offset by the transfer of the Commercial Card business to Card in the first quarter of 2011. Excluding the impact of the Commercial Card business, Treasury Services net revenue increased 10%. Worldwide Securities Services net revenue was $939 million, an increase of $45 million, or 5%. The increase was driven by higher net interest income due to higher deposit balances.
TSS generated firmwide net revenue of $2.5 billion, including $1.6 billion by Treasury Services; of that amount, $969 million was recorded in Treasury Services, $572 million in Commercial Banking, and $68 million in other lines of business. The remaining $939 million of firmwide net revenue was recorded in Worldwide Securities Services.
The provision for credit losses was a benefit of $20 million, reflecting a reduction in allowance for loan losses resulting primarily from repayments.
Noninterest expense was $1.5 billion, an increase of $60 million, or 4%, from the prior year. The increase was mainly driven by continued expansion into new markets and higher other noncompensation expense, partially offset by the transfer of the Commercial Card business to Card. Excluding the Commercial Card business, TSS noninterest expense increased 9%.
Results for the quarter included a $9 million pretax benefit related to the traditional credit portfolio for GCB clients that are managed jointly by IB and TSS.
Year-to-date results
Net income was $954 million, an increase of $132 million, or 16%, from the prior year.
Net revenue was $5.7 billion, an increase of $212 million, or 4%, from the prior year. Excluding the impact of the Commercial Card business, net revenue was up 7%. Worldwide Securities Services net revenue was $2.9 billion, an increase of $167 million, or 6%. The increase was driven by higher net interest income due to higher deposit balances and net inflows of assets under custody. Treasury Services net revenue was $2.8 billion, an increase of $45 million, or 2%. The increase was driven by higher deposit balances as well as higher trade loan volumes, predominantly offset by the transfer of the Commercial Card business to Card in the first quarter of 2011. Excluding the impact of the Commercial Card business, TS net revenue increased 8%.
TSS generated firmwide net revenue of $7.5 billion, including $4.7 billion by Treasury Services; of that amount, $2.8 billion was recorded in Treasury Services, $1.7 billion in Commercial Banking and $196 million in other lines of business. The remaining $2.9 billion of firmwide net revenue was recorded in Worldwide Securities Services.
The provision for credit losses was a benefit of $18 million, reflecting a reduction in allowance for loan losses resulting primarily from repayments.
Noninterest expense was $4.3 billion, an increase of $166 million, or 4%, from the prior year. The increase was mainly driven by continued expansion into new markets, partially offset by the transfer of the Commercial Card business to Card. Excluding the impact of the Commercial Card business, TSS noninterest expense increased 9%.
Results for the first nine months of 2011 included a $68 million pretax benefit related to the traditional credit portfolio for GCB clients.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2011	2010	Change	2011	2010	Change
TSS firmwide disclosures
Treasury Services revenue – reported	$969	$937	3%	$2,790	$2,745	2%
Treasury Services revenue reported in CB(a)	572	670	(15)	1,670	1,973	(15)
Treasury Services revenue reported in other lines of business	68	64	6	196	182	8
Treasury Services firmwide revenue(b)	1,609	1,671	(4)	4,656	4,900	(5)
Worldwide Securities Services revenue	939	894	5	2,890	2,723	6
Treasury & Securities Services firmwide revenue(b)	$2,548	$2,565	(1)	$7,546	$7,623	(1)
Treasury Services firmwide liability balances (average)(c)	414,485	302,921	37	376,661	303,742	24
Treasury & Securities Services firmwide liability balances (average)(c)	521,383	380,370	37	470,008	381,623	23
TSS firmwide financial ratios
Treasury Services firmwide overhead ratio(a)(d)	56%	55%		57%	55%
Treasury & Securities Services firmwide overhead ratio(a)(d)	67	65		67	65
Firmwide business metrics
Assets under custody (in billions)	$16,250	$15,863	2	$16,250	$15,863	2
Number of:
U.S.$ ACH transactions originated	972	978	(1)	2,923	2,897	1
Total U.S.$ clearing volume (in thousands)	33,117	30,779	8	96,362	89,979	7
International electronic funds transfer volume (in thousands)(e)	62,718	57,333	9	186,868	171,571	9
Wholesale check volume	601	531	13	1,741	1,535	13
Wholesale cards issued (in thousands)(f)	24,288	28,404	(14)	24,288	28,404	(14)
Credit data and quality statistics
Net charge-offs	$—	$1	NM	$—	$1	NM
Nonaccrual loans	3	14	(79)	3	14	(79)
Allowance for credit losses:
Allowance for loan losses	49	54	(9)	49	54	(9)
Allowance for lending-related commitments	46	52	(12)	46	52	(12)
Total allowance for credit losses	95	106	(10)	95	106	(10)
Net charge-off rate	—%	0.02%		—%	0.01%
Allowance for loan losses to period-end loans	0.14	0.20		0.14	0.20
Allowance for loan losses to nonaccrual loans	NM	386		NM	386
Nonaccrual loans to period-end loans	0.01	0.05		0.01	0.05

(a)
Effective January 1, 2011, certain CB revenues were excluded in the TS firmwide metrics; they are instead directly captured within CB’s lending revenue by product. The impact of this change was $109 million for the three months ended September 30, 2011, and $330 million for the nine months ended September 30, 2011. In previous periods, these revenues were included in CB’s treasury services revenue by product.

(b)
TSS firmwide revenue includes foreign exchange (“FX”) revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of IB. However, some of the FX revenue associated with TSS customers who are FX customers of IB is not included in TS and TSS firmwide revenue. The total FX revenue generated was $179 million and $143 million for the three months ended September 30, 2011 and 2010, respectively, and $504 million and $455 million for the nine months ended September 30, 2011 and 2010, respectively.

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

(f)
Wholesale cards issued and outstanding include U.S. domestic commercial, stored value, prepaid and government electronic benefit card products. Effective January 1, 2011, the commercial card portfolio was transferred from TSS to Card.

ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 86–88 of JPMorgan Chase’s 2010 Annual Report and Introduction on page 5 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2011	2010	Change	2011	2010	Change
Revenue
Asset management, administration and commissions	$1,617	$1,498	8%	$5,142	$4,528	14%
All other income	281	282	—	915	725	26
Noninterest revenue	1,898	1,780	7	6,057	5,253	15
Net interest income	418	392	7	1,202	1,118	8
Total net revenue	2,316	2,172	7	7,259	6,371	14

Provision for credit losses	26	23	13	43	63	(32)

Noninterest expense
Compensation expense	999	914	9	3,106	2,685	16
Noncompensation expense	775	557	39	2,078	1,598	30
Amortization of intangibles	22	17	29	66	52	27
Total noninterest expense	1,796	1,488	21	5,250	4,335	21
Income before income tax expense	494	661	(25)	1,966	1,973	—
Income tax expense	109	241	(55)	676	770	(12)
Net income	$385	$420	(8)	$1,290	$1,203	7
Revenue by client segment
Private Banking	$1,298	$1,181	10	$3,904	$3,484	12
Institutional	455	506	(10)	1,708	1,505	13
Retail	563	485	16	1,647	1,382	19
Total net revenue	$2,316	$2,172	7	$7,259	$6,371	14
Financial ratios
Return on common equity	24%	26%		27%	25%
Overhead ratio	78	69		72	68
Pretax margin ratio	21	30		27	31
Quarterly results
Net income was $385 million, a decrease of $35 million, or 8%, from the prior year. These results reflected higher noninterest expense, partially offset by higher net revenue.
Net revenue was $2.3 billion, an increase of $144 million, or 7%, from the prior year. Noninterest revenue was $1.9 billion, up by $118 million, or 7%, due to a gain on the sale of an investment, net inflows to products with higher margins, and the effect of higher market levels. This was partially offset by lower valuations of seed capital investments. Net interest income was $418 million, up by $26 million, or 7%, due to higher deposit and loan balances, partially offset by narrower deposit spreads.
Revenue from Private Banking was $1.3 billion, up 10% from the prior year. Revenue from Retail was $563 million, up 16%. Revenue from Institutional was $455 million, down 10%.
The provision for credit losses was $26 million, compared with $23 million in the prior year.
Noninterest expense was $1.8 billion, an increase of $308 million, or 21%, from the prior year, largely resulting from non-client-related litigation expense and an increase in compensation expense due to increased headcount.
Year-to-date results
Net income was $1.3 billion, an increase of $87 million, or 7%, from the prior year. These results reflected higher net revenue and a lower provision for credit losses, offset by higher noninterest expense.
Net revenue was $7.3 billion, an increase of $888 million, or 14%, from the prior year. Noninterest revenue was $6.1 billion, up by $804 million, or 15%, due to the effect of higher market levels, net inflows to products with higher margins, higher performance fees, and a gain on the sale of an investment. Net interest income was $1.2 billion, up by $84 million, or 8%, due to higher deposit and loan balances, partially offset by narrower deposit spreads.
Revenue from Private Banking was $3.9 billion, up 12% from the prior year. Revenue from Institutional was $1.7 billion, up 13%. Revenue from Retail was $1.6 billion, up 19%.

The provision for credit losses was $43 million, compared with $63 million in the prior year.
Noninterest expense was $5.3 billion, an increase of $915 million, or 21%, from the prior year, largely resulting from an increase in compensation expense due to increased headcount and non-client-related litigation expense.

Business metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount, ranking data and where otherwise noted)	2011	2010	Change	2011	2010	Change
Number of:
Client advisors(a)	2,418	2,244	8%	2,418	2,244	8%
Retirement planning services participants (in thousands)	1,755	1,665	5	1,755	1,665	5
JPMorgan Securities brokers	446	419	6	446	419	6
% of customer assets in 4 & 5 Star Funds(b)	47%	42%	12	47%	42%	12
% of AUM in 1st and 2nd quartiles:(c)
1 year	49%	67%	(27)	49%	67%	(27)
3 years	73%	65%	12	73%	65%	12
5 years	77%	74%	4	77%	74%	4
Selected balance sheet data (period-end)
Loans	$54,178	$41,408	31	$54,178	$41,408	31
Equity	6,500	6,500	—	6,500	6,500	—
Selected balance sheet data (average)
Total assets	$78,669	$64,911	21	$73,967	$63,629	16
Loans	52,652	39,417	34	48,840	37,819	29
Deposits	111,090	87,841	26	101,341	85,012	19
Equity	6,500	6,500	—	6,500	6,500	—

Headcount	18,084	16,510	10	18,084	16,510	10

Credit data and quality statistics
Net charge-offs	$—	$13	NM	$44	$68	(35)
Nonaccrual loans	311	294	6	311	294	6
Allowance for credit losses:
Allowance for loan losses	240	257	(7)	240	257	(7)
Allowance for lending-related commitments	9	3	200	9	3	200
Total allowance for credit losses	249	260	(4)	249	260	(4)
Net charge-off rate	—%	0.13%		0.12%	0.24%
Allowance for loan losses to period-end loans	0.44	0.62		0.44	0.62
Allowance for loan losses to nonaccrual loans	77	87		77	87
Nonaccrual loans to period-end loans	0.57	0.71		0.57	0.71

(a)	Effective January 1, 2011, the methodology used to determine client advisors was revised. Prior periods have been revised.

(b)	Derived from Morningstar for the U.S., the U.K., Luxembourg, France, Hong Kong and Taiwan; and Nomura for Japan.

(c)	Quartile ranking sourced from: Lipper for the U.S. and Taiwan; Morningstar for the U.K., Luxembourg, France and Hong Kong; and Nomura for Japan.

Assets under supervision
Assets under supervision were $1.8 trillion, an increase of $36 billion, or 2%, from the prior year. Assets under management were $1.3 trillion, a decrease of $3 billion. This decrease was due to net outflows from liquidity products and the effect of lower market levels, offset by net inflows to long-term products. Custody, brokerage, administration and deposit balances were $552 billion, up by $39 billion, or 8%, due to deposit and custody inflows.

ASSETS UNDER SUPERVISION(a) (in billions)
As of the quarter ended September 30,	2011	2010	Change
Assets by asset class
Liquidity	$464	$521	(11)%
Fixed income	321	277	16
Equity and multi-asset	356	362	(2)
Alternatives	113	97	16
Total assets under management	1,254	1,257	—
Custody/brokerage/administration/deposits	552	513	8
Total assets under supervision	$1,806	$1,770	2
Assets by client segment
Private Banking	$276	$276	—
Institutional(b)	673	696	(3)
Retail(b)	305	285	7
Total assets under management	$1,254	$1,257	—
Private Banking	$738	$698	6
Institutional(b)	674	697	(3)
Retail(b)	394	375	5
Total assets under supervision	$1,806	$1,770	2
Mutual fund assets by asset class
Liquidity	$409	$466	(12)
Fixed income	101	88	15
Equity and multi-asset	139	151	(8)
Alternatives	8	7	14
Total mutual fund assets	$657	$712	(8)

(a)
Excludes assets under management of American Century Companies, Inc., in which the Firm sold its ownership interest on August 31, 2011. The Firm previously had an ownership interest of 41% at September 30, 2010.

(b)	In the second quarter of 2011, the client hierarchy used to determine asset classification was revised, and the prior-year periods have been revised.

	Three months ended September 30,		Nine months ended September 30,
(in billions)	2011	2010	2011	2010
Assets under management rollforward
Beginning balance	$1,342	$1,161	$1,298	$1,249
Net asset flows:
Liquidity	(10)	27	(35)	(64)
Fixed income	3	12	31	40
Equity, multi-asset and alternatives	(1)	(1)	17	6
Market/performance/other impacts	(80)	58	(57)	26
Ending balance, September 30	$1,254	$1,257	$1,254	$1,257
Assets under supervision rollforward
Beginning balance	$1,924	$1,640	$1,840	$1,701
Net asset flows	11	41	54	27
Market/performance/other impacts	(129)	89	(88)	42
Ending balance, September 30	$1,806	$1,770	$1,806	$1,770

International metrics	Three months ended September 30,			Nine months ended September 30,
(in billions, except where otherwise noted)	2011	2010	Change	2011	2010	Change
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$395	$395	—%	$1,312	$1,161	13%
Asia/Pacific	248	226	10	751	662	13
Latin America/Caribbean	168	125	34	584	373	57
North America	1,505	1,426	6	4,612	4,175	10
Total net revenue	$2,316	$2,172	7	$7,259	$6,371	14
Assets under management
Europe/Middle East/Africa	$255	$258	(1)	$255	$258	(1)
Asia/Pacific	104	107	(3)	104	107	(3)
Latin America/Caribbean	32	27	19	32	27	19
North America	863	865	—	863	865	—
Total assets under management	$1,254	$1,257	—	$1,254	$1,257	—
Assets under supervision
Europe/Middle East/Africa	$306	$307	—	$306	$307	—
Asia/Pacific	140	139	1	140	139	1
Latin America/Caribbean	87	74	18	87	74	18
North America	1,273	1,250	2	1,273	1,250	2
Total assets under supervision	$1,806	$1,770	2	$1,806	$1,770	2

(a)	Regional revenue is based on the domicile of clients.

CORPORATE / PRIVATE EQUITY
For a discussion of the business profile of Corporate/Private Equity, see pages 89–90 of JPMorgan Chase’s 2010 Annual Report.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount)	2011	2010	Change	2011	2010	Change
Revenue
Principal transactions	$(933)	$1,143	NM%	$1,110	$1,621	(32)%
Securities gains	607	99	NM	1,546	1,699	(9)
All other income	186	(29)	NM	529	277	91
Noninterest revenue	(140)	1,213	NM	3,185	3,597	(11)
Net interest income	8	371	(98)	260	2,194	(88)
Total net revenue(a)	(132)	1,584	NM	3,445	5,791	(41)

Provision for credit losses	(7)	(3)	(133)	(26)	12	NM

Noninterest expense
Compensation expense	552	574	(4)	1,823	1,819	—
Noncompensation expense(b)	1,995	1,927	4	5,235	6,436	(19)
Subtotal	2,547	2,501	2	7,058	8,255	(15)
Net expense allocated to other businesses	(1,331)	(1,227)	(8)	(3,839)	(3,599)	(7)
Total noninterest expense	1,216	1,274	(5)	3,219	4,656	(31)
Income/(loss) before income tax expense/(benefit)	(1,341)	313	NM	252	1,123	(78)
Income tax expense/(benefit)(c)	(696)	(35)	NM	(327)	(106)	(208)
Net income/(loss)	$(645)	$348	NM	$579	$1,229	(53)
Total net revenue
Private equity	$(546)	$721	NM	$949	$884	7
Corporate	414	863	(52)	2,496	4,907	(49)
Total net revenue	$(132)	$1,584	NM	$3,445	$5,791	(41)
Net income/(loss)
Private equity	$(347)	$344	NM	$480	$410	17
Corporate	(298)	4	NM	99	819	(88)
Total net income/(loss)	$(645)	$348	NM	$579	$1,229	(53)
Headcount	21,844	19,756	11	21,844	19,756	11

(a)
Total net revenue included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $73 million and $58 million for the three months ended September 30, 2011 and 2010, respectively; and $206 million and $163 million for the nine months ended September 30, 2011 and 2010, respectively.

(b)
Included litigation expense of $1.0 billion and $2.6 billion for the three and nine months ended September 30, 2011, respectively, compared with $1.3 billion and $4.3 billion for the three and nine months ended September 30, 2010, respectively.

(c)	Income tax expense/(benefit) in the three and nine months ended September 30, 2010, includes tax benefits recognized upon the resolution of tax audits.
Quarterly results
Net loss was $645 million, compared with net income of $348 million in the prior year.
Private Equity reported a net loss of $347 million, compared with net income of $344 million in the prior year. Net revenue was negative $546 million, a decrease of $1.3 billion, driven primarily by net write-downs on private investments and lower valuations of public securities held at fair value in the portfolio. Noninterest expense was negative $5 million, a decrease of $189 million from the prior year.
Corporate reported a net loss of $298 million, compared with net income of $4 million in the prior year. Net revenue was $414 million, including $607 million of securities gains. Net interest income in 2011 was lower compared with 2010, primarily driven by repositioning of the securities portfolio and lower funding benefits from financing the portfolio. Noninterest expense included $1.0 billion of additional litigation expense, predominantly for mortgage-related matters. Noninterest expense in the prior year included $1.3 billion of additional litigation expense.
Year-to-date results
Net income was $579 million, compared with net income of $1.2 billion in the prior year.
Private Equity net income was $480 million, compared with $410 million in the prior year. Net revenue was $949 million, an increase of $65 million, driven primarily by gains on sales and net increases in investment valuations. Noninterest expense was $210 million, a decrease of $36 million from the prior year.

Corporate reported net income of $99 million, compared with $819 million in the prior year. Net revenue was $2.5 billion, including $1.5 billion of securities gains. Net interest income in 2011 was lower compared with 2010, primarily driven by repositioning of the securities portfolio and lower funding benefits from financing the portfolio. Noninterest expense was $3.0 billion, which included $2.6 billion of additional litigation reserves, predominantly for mortgage related matters. Noninterest expense in the prior year was $4.4 billion which included $4.3 billion of additional litigation reserves.

Treasury and Chief Investment Office (“CIO”)
Selected income statement and balance sheet data	Three months ended September 30,			Nine months ended September 30,
(in millions)	2011	2010	Change	2011	2010	Change
Securities gains(a)	$459	$99	364%	$1,398	$1,698	(18)%
Investment securities portfolio (average)	324,596	321,428	1	324,527	324,163	—
Investment securities portfolio (ending)	330,800	334,140	(1)	330,800	334,140	(1)
Mortgage loans (average)	13,748	9,174	50	12,641	8,629	46
Mortgage loans (ending)	14,226	9,550	49	14,226	9,550	49

(a)	Reflects repositioning of the Corporate investment securities portfolio.
For further information on the investment securities portfolio, see Note 3 and Note 11 on pages 104–116 and 130–134, respectively, of this Form 10-Q. For further information on CIO VaR and the Firm’s nontrading interest rate-sensitive revenue at risk, see the Market Risk Management section on pages 90–93 of this Form 10-Q.

Private Equity Portfolio
Selected income statement and balance sheet data	Three months ended September 30,			Nine months ended September 30,
(in millions)	2011	2010	Change	2011	2010	Change
Private equity gains/(losses)
Realized gains	$394	$179	120%	$1,784	$370	382%
Unrealized gains/(losses)(a)	(827)	561	NM	(1,183)	479	NM
Total direct investments	(433)	740	NM	601	849	(29)
Third-party fund investments	(7)	10	NM	502	112	348
Total private equity gains/(losses)(b)	$(440)	$750	NM	$1,103	$961	15

Private equity portfolio information(c)
Direct investments (in millions)	September 30, 2011	December 31, 2010	Change
Publicly held securities
Carrying value	$709	$875	(19)%
Cost	779	732	6
Quoted public value	778	935	(17)
Privately held direct securities
Carrying value	4,322	5,882	(27)
Cost	6,556	6,887	(5)
Third-party fund investments(d)
Carrying value	2,399	1,980	21
Cost	2,454	2,404	2
Total private equity portfolio
Carrying value	$7,430	$8,737	(15)
Cost	$9,789	$10,023	(2)

(a)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(b)	Included in principal transactions revenue in the Consolidated Statements of Income.

(c)	For more information on the Firm's policies regarding the valuation of the private equity portfolio, see Note 3 on pages 170–187 of JPMorgan Chase's 2010 Annual Report.

(d)	Unfunded commitments to third-party private equity funds were $853 million and $1.0 billion at September 30, 2011, and December 31, 2010, respectively.

The carrying value of the private equity portfolio at September 30, 2011, and December 31, 2010, was $7.4 billion and $8.7 billion, respectively. The decrease in the portfolio during the nine months ended September 30, 2011, is predominantly driven by sales of investments, partially offset by follow-on investments and net increases in investment valuations. The portfolio represented 5.5% and 6.9% of the Firm’s stockholders’ equity less goodwill at September 30, 2011, and December 31, 2010, respectively.

INTERNATIONAL OPERATIONS
During the three and nine months ended September 30, 2011, the Firm recorded approximately $5.6 billion and $19.2 billion, respectively, of revenue derived from clients, customers and counterparties domiciled outside of North America. Of those amounts, approximately 64% and 67%, respectively, were derived from Europe/Middle East/Africa (“EMEA”); approximately 28% and 24%, respectively, from Asia/Pacific; and approximately 8% and 9%, respectively, from Latin America/Caribbean. During the three and nine months ended September 30, 2010, the Firm recorded approximately $5.0 billion and $16.7 billion, respectively, of revenue derived from clients, customers and counterparties domiciled outside of North America. Of those amounts, approximately 61% and 65%, respectively, was derived from EMEA; approximately 32% and 27%, respectively, from Asia/Pacific; and approximately 7% and 8%, respectively, from Latin America/Caribbean.
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
Set forth below are certain key metrics related to the Firm’s wholesale international operations, including, for each of EMEA, Asia/Pacific and Latin America/Caribbean, the number of countries in each such region in which it operates, front-office headcount, number of clients, revenue and selected balance-sheet data. For additional information regarding international operations, see International Operations on page 91, and Note 33 on page 290 of JPMorgan Chase’s 2010 Annual Report.

	EMEA				Asia/Pacific				Latin America/Caribbean
(in millions, except where otherwise noted)	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
• Revenue	$3,611	$3,095	$12,729	$10,938	$1,586	$1,617	$4,737	$4,524	$409	$343	$1,647	$1,266
• Countries of operation	34	33	34	33	16	16	16	16	9	8	9	8
• Total headcount(a)	16,463	16,045	16,463	16,045	20,408	18,725	20,408	18,725	1,351	1,047	1,351	1,047
• Front-office headcount	6,105	5,945	6,105	5,945	4,269	4,074	4,269	4,074	560	423	560	423
• Significant clients(b)	923	886	923	886	475	420	475	420	158	128	158	128
• Deposits (average)(c)	$166,518	$132,947	$158,849	$135,515	$53,220	$47,646	$50,760	$50,429	$2,033	$1,964	$2,163	$1,558
• Loans (period-end)(d)	34,239	27,276	34,239	27,276	27,723	18,502	27,723	18,502	23,289	15,298	23,289	15,298
• Assets under management (in billions)	255	258	255	258	104	107	104	107	32	27	32	27
• Assets under supervision (in billions)	306	307	306	307	140	139	140	139	87	74	87	74
Note: Wholesale international operations comprises IB, AM, TSS, CB and CIO/Treasury.

(a)	Total headcount includes all employees, including those in service centers, located in the region.

(b)	Significant clients are defined as companies with over $1 million in revenue over a trailing 12-month period in the region (excludes private banking clients).

(c)	Deposits are based on booking location.

(d)	Loans outstanding are based predominantly on the domicile of the borrower and exclude loans held-for-sale and loans carried at fair value.

BALANCE SHEET ANALYSIS

Selected Consolidated Balance Sheets data
(in millions)	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$56,766	$27,567
Deposits with banks	128,877	21,673
Federal funds sold and securities purchased under resale agreements	248,042	222,554
Securities borrowed	131,561	123,587
Trading assets:
Debt and equity instruments	352,678	409,411
Derivative receivables	108,853	80,481
Securities	339,349	316,336
Loans	696,853	692,927
Allowance for loan losses	(28,350)	(32,266)
Loans, net of allowance for loan losses	668,503	660,661
Accrued interest and accounts receivable	72,080	70,147
Premises and equipment	13,812	13,355
Goodwill	48,180	48,854
Mortgage servicing rights	7,833	13,649
Other intangible assets	3,396	4,039
Other assets	109,310	105,291
Total assets	$2,289,240	$2,117,605
Liabilities
Deposits	$1,092,708	$930,369
Federal funds purchased and securities loaned or sold under repurchase agreements	238,585	276,644
Commercial paper	51,073	35,363
Other borrowed funds(a)	29,318	34,325
Trading liabilities:
Debt and equity instruments	76,592	76,947
Derivative payables	79,249	69,219
Accounts payable and other liabilities	199,769	170,330
Beneficial interests issued by consolidated VIEs	65,971	77,649
Long-term debt(a)	273,688	270,653
Total liabilities	2,106,953	1,941,499
Stockholders’ equity	182,287	176,106
Total liabilities and stockholders’ equity	$2,289,240	$2,117,605

(a)
Effective January 1, 2011, $23.0 billion of long-term advances from FHLBs were reclassified from other borrowed funds to long-term debt. The prior-year period has been revised to conform with the current presentation. For additional information, see Note 3 and Note 18 on pages 104–116 and 173, respectively, of this Form 10-Q.

Consolidated Balance Sheets overview
JPMorgan Chase’s assets and liabilities increased from December 31, 2010, predominantly due to a significant level of deposit inflows from wholesale clients and, to a lesser extent, consumer clients. The higher level of inflows since the beginning of the year, which accelerated after the first quarter, contributed to increases in both cash and due from banks, and deposits with banks, particularly balances due from Federal Reserve Banks and other banks. In addition, the increase in total assets was driven by higher securities purchased under resale agreements, and an increase in securities. These increases were offset partially by lower trading assets. The increase in total liabilities was driven by the increase in deposits and, to a lesser extent, higher accounts payable, partially offset by lower securities sold under repurchase agreements. The increase in stockholders’ equity primarily reflected net income for the nine months ended September 30, 2011, net of repurchases of common equity. The following is a discussion of the significant changes in the specific line captions on the Consolidated Balance Sheets from December 31, 2010. For a description of the specific line captions discussed below, see pages 92–94 of JPMorgan Chase’s 2010 Annual Report.
Cash and due from banks and deposits with banks
Cash and due from banks and deposits with banks increased significantly, reflecting the placement of funds with various central banks, including Federal Reserve Banks during the third quarter of 2011; the increase in these funds predominantly resulted from the overall growth in wholesale client deposits. For additional information, see the deposits discussion below.

Federal funds sold and securities purchased under resale agreements; and securities borrowed
Securities purchased under resale agreements and securities borrowed increased, predominantly in IB, reflecting higher client financing activity.
Trading assets and liabilities – debt and equity instruments
Trading assets – debt and equity instruments decreased, based on lower client market-making activity in IB; this resulted in declines in equity securities and U.S. government agency mortgage-backed securities, partially offset by an increase in U.S. treasury securities. For additional information, refer to Note 3 on pages 104–116 of this Form 10-Q.
Trading assets and liabilities – derivative receivables and payables
Derivative receivables and payables increased, predominantly due to increases in interest rate derivatives driven by declining interest rates, and commodity derivative balances driven by price movements in base metals and energy. For additional information, refer to Derivative contracts on pages 73–74, and Note 3 and Note 5 on pages 104–116 and 119–126, respectively, of this Form 10-Q.
Securities
Securities increased, largely due to repositioning of the portfolio in Corporate in response to changes in the market environment. This repositioning increased the levels of non-U.S. government debt and residential mortgage-backed securities, as well as collateralized loan obligations and reduced the levels of U.S. government agency securities. For additional information related to securities, refer to the discussion in the Corporate/Private Equity segment on pages 46–47, and Note 3 and Note 11 on pages 104–116 and 130–134, respectively, of this Form 10-Q .
Loans and allowance for loan losses
Loans increased, reflecting continued growth in client activity across all of the Firm’s wholesale businesses. This increase was offset by continued portfolio runoff in RFS as well as lower seasonal balances, higher repayment rates, continued runoff of the Washington Mutual portfolio and the sale of the Kohl’s portfolio. The allowance for loan losses decreased due to lower estimated losses in the credit card loan portfolio, reflecting improved delinquency trends and net credit losses, as well as loan sales and net repayments in the wholesale portfolio. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Risk Management on pages 67–89, and Notes 3, 4, 13 and 14 on pages 104–116, 116–118, 136–157 and 158–159, respectively, of this Form 10-Q.
Accrued interest and accounts receivable and other assets
Accrued interest and accounts receivable and other assets remained relatively flat, with no significant changes.
Goodwill
The decrease in goodwill was predominantly due to AM’s sale of its investment in an asset manager. For additional information on goodwill, see Note 16 on pages 168–172 of this Form 10-Q.
Mortgage servicing rights
MSRs decreased, predominantly as a result of a decline in market interest rates. For additional information on MSRs, see Note 3 and Note 16 on pages 104–116 and 168–172, respectively, of this Form 10-Q.
Other intangible assets
The decrease in other intangible assets was due to amortization. For additional information on other intangible assets, see Note 16 on pages 168–172 of this Form 10-Q.
Deposits
Deposits increased significantly, predominantly due to an overall growth in wholesale client balances and, to a lesser extent, consumer deposit balances. For more information on deposits, refer to the RFS and AM segment discussions on pages 22–31 and 42–45, respectively; the Liquidity Risk Management discussion on pages 62–66; and Notes 3 and 17 on pages 104–116 and 173, respectively, of this Form 10-Q. For more information on wholesale liability balances, which includes deposits, refer to the CB and TSS segment discussions on pages 36–38 and 39–41, respectively, of this Form 10-Q.
Federal funds purchased and securities loaned or sold under repurchase agreements
Securities sold under repurchase agreements decreased, predominantly in IB, due to lower financing of the Firm’s trading assets. For additional information on the Firm’s Liquidity Risk Management, see pages 62–66 of this Form 10-Q.

Commercial paper and other borrowed funds
Commercial paper increased, due to growth in the volume of liability balances in sweep accounts related to TSS’s cash management product. Other borrowed funds decreased, predominantly driven by maturities of short-term unsecured bank notes and short-term FHLB advances.
For additional information on the Firm’s Liquidity Risk Management and other borrowed funds, see pages 62–66, and Note 18 on page 173 of this Form 10-Q.
Accounts payable and other liabilities
Accounts payable and other liabilities increased largely due to higher IB customer balances and additional litigation reserves, predominantly for mortgage-related matters.
Beneficial interests issued by consolidated VIEs
Beneficial interests decreased, predominantly due to maturities of Firm-sponsored credit card securitization transactions. For additional information on Firm-sponsored VIEs and loan securitization trusts, see Off–Balance Sheet Arrangements below, and Note 15 on pages 160–168 of this Form 10-Q.
Long-term debt
Long-term debt increased, partially due to net issuances of long-term borrowings. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 62–66 of this Form 10-Q.
Stockholders’ equity
Total stockholders’ equity increased, predominantly due to net income in the first nine months of 2011; net issuances and commitments to issue under the Firm’s employee stock-based compensation plans; and a net increase in accumulated other comprehensive income, due primarily to increased market value on agency MBS and municipal securities, partially offset by the widening of spreads on non-U.S. corporate debt and the realization of gains due to portfolio repositioning. The increase in stockholders’ equity was partially offset by repurchases of common equity, and the declaration of cash dividends on common and preferred stock.

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
Special-purpose entities
SPEs are the most common type of VIE, used in securitization transactions in order to isolate certain assets and distribute related cash flows to investors. SPEs continue to be an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees. For further information on the Firm’s involvement with SPEs, see Note 15 on pages 160–168 of this Form 10-Q; and Note 1 on pages 164–165 and Note 15 on pages 244–259 of JPMorgan Chase’s 2010 Annual Report.
Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A., were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. The aggregate amounts of these liquidity commitments, to both consolidated and nonconsolidated SPEs, were $35.3 billion and $34.2 billion at September 30, 2011, and December 31, 2010, respectively. Alternatively, if JPMorgan Chase Bank, N.A., were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment, or in certain circumstances, the Firm could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.
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

Revenue from VIEs and securitization entities	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Multi-seller conduits	$45	$44	$137	$171
Investor intermediation	10	12	35	37
Other securitization entities(a)	322	478	1,095	1,566
Total	$377	$534	$1,267	$1,774

(a)	Excludes servicing revenue from loans sold to and securitized by third parties.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see Lending-related commitments on page 75 and Note 21 on pages 176–180 of this Form 10-Q; and Lending-related commitments on page 128 and Note 30 on pages 275–280 of JPMorgan Chase’s 2010 Annual Report.
The following table presents, as of September 30, 2011, the amounts by contractual maturity of off–balance sheet lending-related financial instruments, guarantees and other commitments. The amounts in the table for credit card and home equity lending-related commitments represent the total available credit to borrowers for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products would be used by borrowers at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases, without notice as permitted by law. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property or when there has been a demonstrable decline in the creditworthiness of the borrower. The accompanying table excludes certain guarantees that do not have a contractual maturity date (e.g., loan sale and securitization-related indemnification obligations). For further information, see discussion of Mortgage repurchase liability and Loan sale and securitization-related indemnifications on pages 53–56 and in Note 21 on pages 176–180, respectively, of this Form 10-Q, and Repurchase liability and Loan sale and securitization-related indemnifications on pages 98–101 and in Note 30 on pages 275–280, respectively, of JPMorgan Chase’s 2010 Annual Report.

Off–balance sheet lending-related financial instruments, guarantees and other commitments

	September 30, 2011					Dec 31, 2010
		Expires after 1 year through 3 years	Expires after 3 years through 5 years
By remaining maturity (in millions)	Expires in 1 year or less			Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$839	$4,562	$5,123	$6,378	$16,902	$17,662
Home equity – junior lien	1,822	8,922	8,734	8,098	27,576	30,948
Prime mortgage	1,512	—	—	—	1,512	1,266
Subprime mortgage	—	—	—	—	—	—
Auto	7,188	140	83	5	7,416	5,246
Business banking	9,485	417	66	316	10,284	9,702
Student and other	89	152	158	492	891	579
Total consumer, excluding credit card	20,935	14,193	14,164	15,289	64,581	65,403
Credit card	528,830	—	—	—	528,830	547,227
Total consumer	549,765	14,193	14,164	15,289	593,411	612,630
Wholesale:
Other unfunded commitments to extend credit(a)(b)	66,518	71,491	72,809	6,933	217,751	199,859
Standby letters of credit and other financial guarantees(a)(b)(c)(d)	29,023	36,784	30,669	3,039	99,515	94,837
Unused advised lines of credit	43,157	10,820	378	1,890	56,245	44,720
Other letters of credit(a)(d)	4,579	1,468	124	—	6,171	6,663
Total wholesale	143,277	120,563	103,980	11,862	379,682	346,079
Total lending-related	$693,042	$134,756	$118,144	$27,151	$973,093	$958,709
Other guarantees and commitments
Securities lending guarantees(e)	$199,020	$—	$—	$—	$199,020	$181,717
Derivatives qualifying as guarantees(f)	3,318	5,059	36,944	35,922	81,243	87,768
Unsettled reverse repurchase and securities borrowing agreements	69,752	—	—	—	69,752	39,927
Other guarantees and commitments(g)	963	232	303	4,615	6,113	6,492

(a)
At September 30, 2011, and December 31, 2010, represented the contractual amount net of risk participations totaling $617 million and $542 million, respectively, for Other unfunded commitments to extend credit; $21.2 billion and $22.4 billion, respectively, for Standby letters of credit and other financial guarantees; and $1.4 billion and $1.1 billion, respectively, for Other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(b)
At September 30, 2011, and December 31, 2010, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other not-for-profit entities of $48.5 billion and $43.4 billion, respectively. These commitments also include liquidity facilities to nonconsolidated municipal bond VIEs; for further information, see Note 15 on pages 160–168 of this Form 10-Q.

(c)	At September 30, 2011, and December 31, 2010, included unissued Standby letters of credit commitments of $43.0 billion and $41.6 billion, respectively.

(d)
At September 30, 2011, and December 31, 2010, JPMorgan Chase held collateral relating to $40.7 billion and $37.8 billion, respectively, of Standby letters of credit; and $1.5 billion and $2.1 billion, respectively, of collateral related to Other letters of credit.

(e)
At September 30, 2011, and December 31, 2010, collateral held by the Firm in support of securities lending indemnification agreements totaled $200.8 billion and $185.0 billion, respectively. Securities lending collateral comprises primarily cash, and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)	Represents the notional amounts of derivative contracts qualifying as guarantees. For further discussion of guarantees, see Note 5 on pages 119–126 and Note 21 on pages 176–180 of this Form 10-Q.

(g)
At September 30, 2011, and December 31, 2010, included unfunded commitments of $853 million and $1.0 billion, respectively, to third-party private equity funds; and $1.4 billion and $1.4 billion, respectively, to other equity investments. These commitments included $790 million and $1.0 billion, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 104–116 of this Form 10-Q. In addition, at September 30, 2011, and December 31, 2010, included letters of credit hedged by derivative transactions and managed on a market risk basis of $3.9 billion and $3.8 billion, respectively .

Mortgage repurchase liability
In connection with the Firm’s mortgage loan sale and securitization activities with Fannie Mae and Freddie Mac (the “GSEs”) and other mortgage loan sale and private-label securitization transactions, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties. Although there have been generalized allegations that the Firm should repurchase loans sold or deposited into private-label securitizations, predominantly all of the repurchase demands received by the Firm and the Firm’s losses realized to date are related to transactions with the GSEs. The primary reasons for repurchase demands from the GSEs relate to alleged misrepresentations primarily arising from: (i) credit quality and/or undisclosed debt of the borrower; (ii) income level and/or employment status of the borrower; and (iii) appraised value of collateral. In substantially all instances where mortgage insurance has been rescinded, this resulted in a violation of representations and warranties made to the GSEs and, therefore, has also been a cause of repurchase demands from the GSEs.
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
From 2005 to 2008, the Firm and certain acquired entities made certain loan level representations and warranties in connection with approximately $450 billion of residential mortgage loans that were sold or deposited into private-label securitizations. Of the $450 billion originally sold or deposited (including $165 billion by Washington Mutual, as to which the Firm maintains that certain of the repurchase obligations remain with the FDIC receivership), approximately $187 billion of principal has been repaid (including $69 billion related to Washington Mutual). In addition, approximately $94 billion of the principal amount of loans has been liquidated (including $34 billion related to Washington Mutual), with an average loss severity of 58%. The remaining outstanding principal balance of these loans (including Washington Mutual) was, as of September 30, 2011, approximately $169 billion of which $59 billion was 60 days or more past due. The remaining outstanding principal balance of loans related to Washington Mutual was approximately $62 billion, of which $22 billion were 60 days or more past due. For additional information regarding loans sold to private investors, see Repurchase liability on pages 98–101 of JPMorgan Chase’s 2010 Annual Report.
To date, although there have been generalized allegations that the Firm should repurchase loans sold or deposited into private-label securitizations, loan-level repurchase demands in private-label securitizations have been limited. As a result, the Firm’s repurchase reserve primarily relates to loan sales to the GSEs and is predominantly calculated based on the Firm’s repurchase activity experience with the GSEs. While it is possible that the volume of repurchase demands from trustees or trustees directed by investors in private-label securitizations will increase in the future and that trustees or investors will pursue generalized allegations relating to a substantial portion of the Firm's private-label securitizations, the Firm cannot offer a reasonable estimate of those future demands based on historical experience to date. To the extent that repurchase demands are received related to loans that the Firm purchased from third parties that remain viable, the Firm typically will have the right to seek a recovery of related repurchase losses from the related third party. Claims related to private-label securitizations (including claims from insurers that have guaranteed certain obligations of the securitization trusts) have, thus far, generally manifested themselves through securities-related litigation. The Firm does not consider these claims in estimating its repurchase liability; rather, the Firm separately evaluates such exposures in establishing its litigation reserves. For additional information regarding litigation, see Note 23 on pages 181–189 of this Form 10-Q.
Estimated Mortgage Repurchase Liability
To estimate the Firm’s repurchase liability arising from breaches of representations and warranties, the Firm considers:

(i)	the level of outstanding unresolved repurchase demands,

(ii)
estimated probable future repurchase demands considering information about file requests, delinquent and liquidated loans, resolved and unresolved mortgage insurance rescission notices and the Firm’s historical experience,

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
Based on these factors, the Firm has recognized a repurchase liability of $3.6 billion and $3.3 billion as of September 30, 2011, and December 31, 2010, respectively. For further discussion of the repurchase demand process and the approach used by the Firm to estimate the repurchase liability, see Repurchase liability on pages 98–101 of JPMorgan Chase’s 2010 Annual Report.

The following table provides information about outstanding repurchase demands and unresolved mortgage insurance rescission notices, excluding those related to Washington Mutual, at each of the past five quarter-end dates.
Outstanding repurchase demands and unresolved mortgage insurance rescission notices by counterparty type(a)

(in millions)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
GSEs and other	$2,133	$1,826	$1,321	$1,251	$1,333
Mortgage insurers	1,112	1,093	1,240	1,121	1,007
Overlapping population(b)	(155)	(145)	(127)	(104)	(109)
Total	$3,090	$2,774	$2,434	$2,268	$2,231

(a)
Periods prior to June 30, 2011, have been revised to include repurchase demands and mortgage insurance rescission notices related to certain loans sold or deposited into private-label securitizations. The Firm’s outstanding repurchase demands are predominantly from the GSEs.

(b)
Because the GSEs may make repurchase demands based on mortgage insurance rescission notices that remain unresolved, certain loans may be subject to both an unresolved mortgage insurance rescission notice and an unresolved repurchase demand.

The following tables show the trend in repurchase demands and mortgage insurance rescission notices received by loan origination vintage, excluding those related to Washington Mutual, for the past five quarters. The Firm expects repurchase demands to remain at elevated levels or increase if there is a significant growth in private label repurchase demands.
Quarterly mortgage repurchase demands received by loan origination vintage(a)

(in millions)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Pre-2005	$34	$32	$15	$39	$31
2005	200	57	45	73	67
2006	232	363	158	198	213
2007	602	510	381	539	537
2008	323	301	249	254	191
Post-2008	153	89	94	65	46
Total repurchase demands received	$1,544	$1,352	$942	$1,168	$1,085
(a) Periods prior to June 30, 2011, have been revised to include repurchase demands related to certain loans sold or deposited into private-label securitizations.

Quarterly mortgage insurance rescission notices received by loan origination vintage(a)

(in millions)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Pre-2005	$3	$3	$5	$3	$5
2005	15	24	32	9	7
2006	31	39	65	53	69
2007	63	72	144	142	134
2008	30	31	49	50	43
Post-2008	1	1	1	1	—
Total mortgage insurance rescissions received(b)	$143	$170	$296	$258	$258

(a)	Periods prior to June 30, 2011, have been revised to include mortgage insurance rescission notices related to certain loans sold or deposited into private-label securitizations.

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
The Firm has not observed a direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss. Therefore, the loss severity assumption is estimated using the Firm’s historical experience and projections regarding home price appreciation. Actual principal loss severities on finalized repurchases and “make-whole” settlements to date, excluding Washington Mutual, currently average approximately 50%, but may vary from quarter to quarter based on the characteristics of the underlying loans and changes in home prices.
When a loan was originated by a third-party correspondent, the Firm typically has the right to seek a recovery of related repurchase losses from the correspondent originator. Correspondent-originated loans comprise approximately 60% of loans underlying outstanding repurchase demands, excluding those related to Washington Mutual. The actual third-party recovery rate may vary from quarter to quarter based upon the underlying mix of correspondents (e.g., active, inactive, out-of-business originators) from which recoveries are being sought.
The Firm has entered into agreements with two mortgage insurers to resolve their claims on certain portfolios for which the Firm is a servicer. These two agreements cover and have resolved approximately one-third of the Firm’s total mortgage insurance rescission risk exposure, both in terms of the unpaid principal balance of serviced loans covered by mortgage insurance and the amount of mortgage insurance coverage. The impact of these agreements is reflected in the repurchase liability and the disclosed outstanding mortgage insurance rescission notices as of September 30, 2011. The Firm has considered its remaining unresolved mortgage insurance rescission risk exposure in estimating the repurchase liability as of September 30, 2011.
Substantially all of the estimates and assumptions underlying the Firm’s established methodology for computing its recorded repurchase liability – including the amount of probable future demands from purchasers, trustees or investors (which is in part based on historical experience), the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure and recoveries from third parties – require application of a significant level of management judgment. Estimating the repurchase liability is further complicated by historical data that is not necessarily indicative of future expectations and uncertainty surrounding numerous external factors, including: (i) economic factors (for example, further declines in home prices and changes in borrower behavior may lead to increases in the number of defaults, the severity of losses, or both), and (ii) the level of future demands, which is dependent, in part, on actions taken by third parties, such as the GSEs, mortgage insurers, trustees and investors. While the Firm uses the best information available to it in estimating its repurchase liability, the estimation process is inherently uncertain, imprecise and potentially volatile as additional information is obtained and external factors continue to evolve.
The following table summarizes the change in the repurchase liability for each of the periods presented.
Summary of changes in mortgage repurchase liability

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Repurchase liability at beginning of period	$3,631	$2,332	$3,285	$1,705
Realized losses(a)	(329)	(489)	(801)	(1,052)
Provision for repurchase losses	314	1,464	1,132	2,654
Repurchase liability at end of period	$3,616	$3,307	$3,616	$3,307

(a)
Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expenses. Make-whole settlements were $162 million and $225 million for the three months ended September 30, 2011 and 2010, respectively, and $403 million and $480 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes the total unpaid principal balance of repurchases during the periods indicated.
Unpaid principal balance of mortgage loan repurchases(a)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Ginnie Mae(b)	$1,558	$2,064	$4,271	$7,304
GSEs and other(c)(d)	385	452	848	1,267
Total	$1,943	$2,516	$5,119	$8,571

(a)
This table includes (i) repurchases of mortgage loans due to breaches of representations and warranties, and (ii) loans repurchased from Ginnie Mae loan pools or packages as described in (b) below. This table excludes transactions with mortgage insurers. While the rescission of mortgage insurance may ultimately trigger a repurchase demand, the mortgage insurers themselves do not present repurchase demands to the Firm.

(b)
In substantially all cases, these repurchases represent the Firm’s voluntary repurchase of certain delinquent loans from loan pools or packages as permitted by Ginnie Mae guidelines (i.e., they do not result from repurchase demands due to breaches of representations and warranties). The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, the Federal Housing Administration (“FHA”), Rural Housing Services (“RHS”) and/or the U.S. Department of Veterans Affairs (“VA”).

(c)	Predominantly all of the repurchases related to demands by GSEs.

(d)
Nonaccrual loans held-for-investment included $415 million and $354 million at September 30, 2011, and December 31, 2010, respectively, of loans repurchased as a result of breaches of representations and warranties.

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
Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. As of September 30, 2011, and December 31, 2010, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.
The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at September 30, 2011, and December 31, 2010. These amounts are determined in accordance with regulations issued by the Federal Reserve and/or OCC.

	JPMorgan Chase & Co.(i)		JPMorgan Chase Bank, N.A.(j)		Chase Bank USA, N.A.(j)		Well-capitalized ratios(j)	Minimum capital ratios(j)
(in millions, except ratios)	Sep. 30, 2011	Dec. 31, 2010	Sep. 30, 2011	Dec. 31, 2010	Sep. 30, 2011	Dec. 31, 2010
Regulatory capital
Tier 1(a)	$147,823	$142,450	$95,890	$91,764	$12,096	$12,966
Total	186,510	182,216	133,405	130,444	15,596	16,659
Tier 1 common(b)	120,234	114,763	95,113	90,981	12,096	12,966

Assets
Risk-weighted(c)(d)	1,217,548	1,174,978	1,028,088	965,897	103,410	116,992
Adjusted average(e)	2,168,678	2,024,515	1,750,868	1,611,486	103,789	117,368

Capital ratios
Tier 1(a)(f)	12.1%	12.1%	9.3%	9.5%	11.7%	11.1%	6.0%	4.0%
Total(g)	15.3	15.5	13.0	13.5	15.1	14.2	10.0	8.0
Tier 1 leverage(h)	6.8	7.0	5.5	5.7	11.7	11.0	5.0 (k)	3.0 (l)
Tier 1 common(b)	9.9	9.8	9.3	9.4	11.7	11.1	NA	NA

(a)
At September 30, 2011, for JPMorgan Chase and JPMorgan Chase Bank, N.A., trust preferred capital debt securities were $19.7 billion and $600 million, respectively. If these securities were excluded from the calculation at September 30, 2011, Tier 1 capital would be $128.2 billion and $95.3 billion, respectively, and corresponding Tier 1 capital ratios would be 10.5% and 9.3%, respectively. At September 30, 2011, Chase Bank USA, N.A. had no trust preferred capital debt securities.

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

(c)
Risk-weighted assets (“RWA”) consist of on– and off–balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On–balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off–balance sheet assets such as lending-related commitments, guarantees, derivatives and other off–balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on–balance sheet credit-equivalent amount, which is then risk-weighted based on the same factors used for on–balance sheet assets. RWA also incorporates a measure for the market risk related to applicable trading assets. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total RWA.

(d)
Included off–balance sheet RWA at September 30, 2011, of $311.0 billion, $299.7 billion and $35 million, and at December 31, 2010, of $282.9 billion, $274.2 billion and $31 million, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., respectively.

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

(f)
Tier 1 capital ratio is Tier 1 capital divided by RWA. Tier 1 capital consists of common stockholders’ equity, perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred capital debt securities, less goodwill, other intangible assets, the fair value of DVA on derivative and structured note liabilities related to the Firm's credit quality and certain other adjustments.

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
Note: Rating agencies allow their own measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. At September 30, 2011, and December 31, 2010, the Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $537 million and $647 million, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $2.1 billion and $1.9 billion, respectively.
A reconciliation of Total stockholders’ equity to Tier 1 common capital, Tier 1 capital and Total qualifying capital is presented in the table below.

Risk-based capital components and assets
(in millions)	September 30, 2011	December 31, 2010
Total stockholders’ equity	$182,287	$176,106
Less: Preferred stock	7,800	7,800
Common stockholders’ equity	174,487	168,306
Effect of certain items in accumulated other comprehensive income/(loss) excluded from Tier 1 common equity	(1,920)	(748)
Less: Goodwill(a)	46,071	46,915
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	2,504	1,261
Investments in certain subsidiaries and other	846	1,032
Other intangible assets(a)	2,912	3,587
Tier 1 common	120,234	114,763
Preferred stock	7,800	7,800
Qualifying hybrid securities and noncontrolling interests(b)	19,789	19,887
Total Tier 1 capital	147,823	142,450
Long-term debt and other instruments qualifying as Tier 2	23,268	25,018
Qualifying allowance for credit losses	15,465	14,959
Adjustment for investments in certain subsidiaries and other	(46)	(211)
Total Tier 2 capital	38,687	39,766
Total qualifying capital	$186,510	$182,216
Risk-weighted assets	1,217,548	1,174,978
Total adjusted average assets	$2,168,678	$2,024,515

(a)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

(b)	Primarily includes trust preferred capital debt securities of certain business trusts.
The Firm’s Tier 1 common capital was $120.2 billion at September 30, 2011, an increase of $5.5 billion from December 31, 2010. The increase was predominantly due to net income (adjusted for DVA) of $14.0 billion, lower deductions related to goodwill and other intangibles of $1.5 billion, and net issuances and commitments to issue common stock under the Firm’s employee stock-based compensation plans of $1.5 billion. The increase was partially offset by $8.0 billion of repurchases of common stock and warrants and $3.5 billion of dividends on common and preferred stock. The Firm’s Tier 1 capital was $147.8 billion at September 30, 2011, an increase of $5.4 billion from December 31, 2010. The increase in Tier 1 capital reflected the increase in Tier 1 common. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Regulatory developments on pages 9–10 and Part II, Item 1A, Risk Factors on pages 202–204 of this Form 10-Q, and Note 29 on pages 273–274 of JPMorgan Chase’s 2010 Annual Report.
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

“Basel 2.5”
On January 11, 2011, the U.S. federal banking agencies issued a proposal for industry comment to revise the market risk capital rules of Basel II that would result in additional capital requirements for trading positions and securitizations. The Firm anticipates that these rules will be finalized by year-end 2011 and become effective in the first half of 2012. It is currently estimated that implementation of these rules could result in approximately a 100 basis point decrease in the Firm's Basel I Tier 1 common ratio, but the actual impact upon implementation on the Firm's capital ratios could differ depending upon the outcome of the final U.S. rules and regulatory approval of the Firm's internal models.
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
On June 25, 2011, the Basel Committee announced an agreement to require GSIBs to maintain Tier 1 common requirements above the 7% minimum in amounts ranging from an additional 1% to an additional 2.5%. The Basel Committee also stated it intended to require certain GSIBs to maintain a further Tier 1 common requirement of an additional 1% under certain circumstances, to act as a disincentive for the applicable GSIB from taking actions that would further increase its systemic importance. On July 19, 2011, the Basel Committee published a proposal on the GSIB assessment methodology, which reflects an approach based on five broad categories: size; interconnectedness; lack of substitutability; cross-jurisdictional activity; and complexity. In late September, the Basel Committee agreed to finalize the GSIB assessment methodology and Tier 1 common capital requirements.
In addition, the U.S. federal banking agencies have published, for public comment, proposed risk-based capital floors pursuant to the requirements of the Dodd-Frank Act to establish a permanent Basel I floor under Basel II and Basel III capital calculations.
Estimated Tier 1 common under Basel III rules
The Firm fully expects to be in compliance with the higher Basel III capital standards when they become effective on January 1, 2019, as well as any additional Dodd-Frank Act capital requirements when they are implemented. The Firm estimates that its Tier 1 common ratio under Basel III rules would be 7.7% as of September 30, 2011. Management considers this estimate, which is a non-GAAP financial measure, as a key measure to assess the Firm’s capital position in conjunction with its capital ratios under Basel I requirements, in order to enable management, investors and analysts to compare the Firm’s capital under the Basel III capital standards with similar estimates provided by other financial services companies.
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

JPMorgan Chase & Co. (in millions, except ratios)	September 30, 2011
Tier 1 common under Basel I rules	$120,234
Adjustments related to AFS securities and defined benefit pension and other postretirement employee benefit plans-related components of AOCI	1,867
Deduction for net defined benefit pension asset	(2,631)
All other adjustments	(344)
Estimated Tier 1 common under Basel III rules	$119,126
Estimated risk-weighted assets under Basel III rules(a)	$1,549,246
Estimated Tier 1 common ratio under Basel III rules(b)	7.7%

(a)
Key differences in the calculation of risk-weighted assets between Basel I and Basel III include: (a) Basel III credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas Basel I RWA is based on fixed supervisory risk weightings which vary only by counterparty type and asset class; (b) Basel III market risk RWA reflects the new capital requirements related to trading assets and securitizations (released by the Basel Committee in July 2009), which include incremental capital requirements for stress VaR, correlation trading, and re-securitization positions; and (c) Basel III includes RWA for operational risk, whereas Basel I does not.

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
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At September 30, 2011, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $10.9 billion, exceeding the minimum requirement by $9.3 billion, and JPMorgan Clearing’s net capital was $6.6 billion, exceeding the minimum requirement by $4.7 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the U.S. Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of September 30, 2011, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying its business activities, using internal risk-assessment methodologies. The Firm measures economic capital primarily based on four risk factors: credit, market, operational and private equity risk.

Economic risk capital	Quarterly Averages
(in billions)	3Q11	4Q10	3Q10
Credit risk	$48.2	$50.9	$50.6
Market risk	14.0	14.9	16.0
Operational risk	8.6	7.3	7.4
Private equity risk	6.8	6.9	6.6
Economic risk capital	77.6	80.0	80.6
Goodwill	48.6	48.8	48.7
Other(a)	48.3	38.0	34.7
Total common stockholders’ equity	$174.5	$166.8	$164.0

(a)	Reflects additional capital required, in the Firm’s view, to meet its regulatory and debt rating objectives.
Line of business equity
Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, incorporating sufficient capital to address regulatory capital requirements (including Basel III Tier 1 common capital requirements), economic risk measures and capital levels for similarly rated peers. Capital is also allocated to each line of business for, among other things, goodwill and other intangibles associated with acquisitions effected by the line of business. ROE is measured and internal targets for expected returns are established as key measures of a business segment’s performance. Effective January 1, 2011, capital allocated to Card was reduced by $2.4 billion to $16.0 billion, largely reflecting portfolio runoff and the improving risk profile of the business; capital allocated to TSS was increased by $500 million, to $7.0 billion, reflecting growth in the underlying business. The Firm continues to assess the level of capital required for each line of business, as well as the assumptions and methodologies used to allocate capital to the business segments, and further refinements may be implemented in future periods.

Line of business equity
(in billions)	September 30, 2011	December 31, 2010
Investment Bank	$40.0	$40.0
Retail Financial Services	25.0	24.6
Card Services & Auto	16.0	18.4
Commercial Banking	8.0	8.0
Treasury & Securities Services	7.0	6.5
Asset Management	6.5	6.5
Corporate/Private Equity	72.0	64.3
Total common stockholders’ equity	$174.5	$168.3

Line of business equity	Quarterly Averages
(in billions)	3Q11	4Q10	3Q10
Investment Bank	$40.0	$40.0	$40.0
Retail Financial Services	25.0	24.6	24.6
Card Services & Auto	16.0	18.4	18.4
Commercial Banking	8.0	8.0	8.0
Treasury & Securities Services	7.0	6.5	6.5
Asset Management	6.5	6.5	6.5
Corporate/Private Equity	72.0	62.8	60.0
Total common stockholders’ equity	$174.5	$166.8	$164.0
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
Common equity repurchases
On March 18, 2011, the Board of Directors approved a $15.0 billion common equity (i.e., common stock and warrants) repurchase program, of which $8.0 billion is authorized for repurchase in 2011. The $15.0 billion repurchase program supersedes a $10.0 billion repurchase program approved in 2007. During the three and nine months ended September 30, 2011, the Firm repurchased an aggregate of 127 million and 210 million shares of common stock and warrants, for $4.4 billion and $8.0 billion, at an aggregate average price per unit of $34.72 and $38.12, respectively.
Management and the Board will continue to assess and make decisions regarding alternatives for deploying capital, as appropriate, over the course of the year. Any planned use of the repurchase program beyond the repurchases approved for 2011 will be reviewed by the Firm with banking regulators before taking action. For a further discussion of the Firm’s common equity repurchase program, see Stock repurchases on page 106 of JPMorgan Chase’s 2010 Annual Report.
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common equity – for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 204–205 of this Form 10-Q.

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
Liquidity is essential to the ability to operate financial services businesses and therefore the ability to maintain surplus levels of liquidity through economic cycles is crucial to financial services companies, particularly during periods of adverse conditions. The Firm relies on external sources to finance a significant portion of its operations, and the Firm’s funding strategy is intended to ensure that it will have sufficient liquidity and a diversity of funding sources necessary to enable it to meet actual and contingent liabilities during both normal and stress periods.
JPMorgan Chase’s primary sources of liquidity include a diversified deposit base, which was $1,092.7 billion at September 30, 2011, and access to the equity capital markets and long-term unsecured and secured funding sources, including through asset securitizations and borrowings from Federal Home Loan Banks (“FHLBs”). Additionally, JPMorgan Chase maintains significant amounts of highly-liquid unencumbered assets. The Firm actively monitors the availability of funding in the wholesale markets across various geographic regions and in various currencies. The Firm’s ability to generate funding from a broad range of sources in a variety of geographic locations and in a range of tenors is intended to enhance financial flexibility and limit funding concentration risk.
Management considers the Firm’s liquidity position to be strong, based on its liquidity metrics as of September 30, 2011, and believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations. The Firm was able to access the funding markets as needed during the nine months ended September 30, 2011, despite increased market volatility.
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
Global Liquidity Reserve
In addition to the parent holding company, the Firm maintains a significant amount of liquidity – primarily at its bank subsidiaries, but also at its nonbank subsidiaries. The Global Liquidity Reserve represents consolidated sources of available liquidity to the Firm, including cash on deposit at central banks, and cash proceeds reasonably expected to be received in secured financings of highly liquid, unencumbered securities, such as government-issued debt, government- and FDIC-guaranteed corporate debt, U.S. government agency debt, and agency MBS. The liquidity amount estimated to be realized from secured financings is based on management’s current judgment and assessment of the Firm’s ability to quickly raise secured financings. The Global Liquidity Reserve also includes the Firm’s borrowing capacity at various FHLBs, the Federal Reserve Bank discount window and various other central banks from collateral pledged by the Firm to such banks. Although considered as a source of available liquidity, the Firm does not view borrowing capacity at the Federal Reserve Bank discount window and various other central banks as a primary source of funding. As of September 30, 2011, the Global Liquidity Reserve was estimated to be approximately $404 billion, compared with approximately $262 billion at December 31, 2010. The increase in the Global Liquidity Reserve reflected the placement of funds with various central banks, including Federal Reserve Banks, during the third quarter of 2011, which was driven by an increase in deposits. For further discussion see Sources of funds below.
In addition to the Global Liquidity Reserve, the Firm has significant amounts of other high-quality, marketable securities available to raise liquidity, such as corporate debt and equity securities.
Funding
Sources of funds
A key strength of the Firm is its diversified deposit franchise, through the RFS, CB, TSS and AM lines of business, which provides a stable source of funding and decreases reliance on the wholesale markets. As of September 30, 2011, total deposits for the Firm were $1,092.7 billion, compared with $930.4 billion at December 31, 2010. The significant increase in deposits was predominantly due to an overall growth in wholesale client balances and, to a lesser extent, consumer deposit balances. The increase in wholesale client balances, particularly in TSS and CB, was primarily driven by lower returns on other available alternative investments and low interest rates during the first nine months of 2011. Also contributing to the increase in deposits was growth in the number of clients and level of deposits in AM and RFS (the RFS deposits were net of attrition related to Washington Mutual formerly free checking accounts). Average total deposits for the Firm were $1,038.5 billion and $872.7 billion for the three months ended September 30, 2011 and 2010, respectively, and $983.3 billion and $876.2 billion for the nine months ended September 30, 2011 and 2010, respectively.
The Firm typically experiences higher customer deposit inflows at period-ends. A significant portion of the Firm’s deposits are retail deposits (36% and 40% at September 30, 2011, and December 31, 2010, respectively), which are considered particularly stable as they are less sensitive to interest rate changes or market volatility. A significant portion of the Firm’s wholesale deposits are also considered to be stable sources of funding due to the nature of the relationships from which they are generated, particularly customers’ operating service relationships with the Firm. As of September 30, 2011, the Firm’s deposits-to-loans ratio was 157%, compared with 134% at December 31, 2010. For other discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 16–48 and 49–51, respectively, of this Form 10-Q.
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

Total commercial paper liabilities were $51.1 billion as of September 30, 2011, compared with $35.4 billion as of December 31, 2010. However, of those totals, $46.0 billion and $29.2 billion as of September 30, 2011, and December 31, 2010, respectively, originated from deposits that customers chose to sweep into commercial paper liabilities as a cash management product offered by the Firm. Therefore, commercial paper liabilities sourced from wholesale funding markets were $5.1 billion as of September 30, 2011, compared with $6.2 billion as of December 31, 2010; the average balance of commercial paper liabilities sourced from wholesale funding markets were $5.5 billion and $7.1 billion for the three and nine months ended September 30, 2011, respectively.
Securities loaned or sold under agreements to repurchase, which generally mature between one day and three months, are secured predominantly by high-quality securities collateral, including government-issued debt, agency debt and agency MBS. The balances of securities loaned or sold under agreements to repurchase, which constitute a significant portion of the federal funds purchased and securities loaned or sold under repurchase agreements, was $237.4 billion as of September 30, 2011, compared with $273.3 billion as of December 31, 2010; the average balance was $233.5 billion and $260.6 billion for the three and nine months ended September 30, 2011, respectively. At September 30, 2011, the decline in the balance, compared with the balance at December 31, 2010, and the average balance for the nine months ended September 30, 2011, was driven largely by lower financing of the Firm’s trading assets and agency MBS AFS Securities. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the Firm’s matched book activity; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment and trading portfolios); and other market and portfolio factors. For additional information, see the Balance Sheet Analysis on pages 49–51, Note 12 on page 135 and Note 18 on page 173 of this Form 10-Q.
Total other borrowed funds was $29.3 billion as of September 30, 2011, compared with $34.3 billion as of December 31, 2010; the average balance of other borrowed funds was $30.1 billion and $33.5 billion for the three and nine months ended September 30, 2011, respectively. At September 30, 2011, the decline in the balance, compared with the balance at December 31, 2010, and the average balances for the three and nine months ended September 30, 2011, was predominantly driven by maturities of short-term unsecured bank notes and short-term FHLB advances.
Long-term funding and issuance
During the three months ended September 30, 2011, the Firm issued $8.4 billion of long-term debt, including $4.4 billion of senior notes issued in the U.S. market, $385 million of senior notes issued in non-U.S. markets, and $3.6 billion of IB structured notes. In addition, in October 2011, the Firm issued $1.8 billion of senior notes in the U.S. market and $652 million of senior notes in non-U.S. markets. During the three months ended September 30, 2010, the Firm issued $9.0 billion of long-term debt, including $4.4 billion of senior notes issued in U.S. markets, $2.0 billion of senior notes issued in non-U.S. markets and $2.6 billion of IB structured notes. During the three months ended September 30, 2011, $11.0 billion of long-term debt matured or was redeemed, including $4.3 billion of IB structured notes. During the three months ended September 30, 2010, $9.3 billion of long-term debt matured or was redeemed, including $4.7 billion of IB structured notes.
During the nine months ended September 30, 2011, the Firm issued $40.2 billion of long-term debt, including $24.3 billion of senior notes issued in the U.S. market, $4.5 billion of senior notes issued in non-U.S. markets, and $11.4 billion of IB structured notes. During the nine months ended September 30, 2010, the Firm issued $27.0 billion of long-term debt, including $11.3 billion of senior notes issued in U.S. markets, $2.9 billion of senior notes issued in non-U.S. markets, $1.5 billion of trust preferred capital debt securities and $11.3 billion of IB structured notes. During the nine months ended September 30, 2011, $40.5 billion of long-term debt matured or was redeemed, including $14.4 billion of IB structured notes. During the nine months ended September 30, 2010, $39.6 billion of long-term debt matured or was redeemed, including $17.5 billion of IB structured notes.
In addition to the unsecured long-term funding and issuances discussed above, the Firm securitizes consumer credit card loans, residential mortgages, auto loans and student loans for funding purposes. During the three months ended September 30, 2011, the Firm did not securitize any consumer loans for funding purposes, and $3.6 billion of loan securitizations matured or were redeemed, including $3.5 billion of credit card loan securitizations, $38 million of residential mortgage loan securitizations and $91 million of student loan securitizations. During the three months ended September 30, 2010, the Firm did not securitize any loans for funding purposes, and $8.8 billion of loan securitizations matured or were redeemed, including $8.6 billion of credit card loan securitizations, $50 million of residential mortgage loan securitizations, $89 million of student loan securitizations, and $32 million of auto loan securitizations.
During the nine months ended September 30, 2011, the Firm securitized $1.0 billion of credit card loans, and $13.4 billion of loan securitizations matured or were redeemed, including $13.1 billion of credit card loan securitizations, $121 million of residential mortgage loan securitizations and $244 million of student loan securitizations. During the nine months ended September 30, 2010, the Firm did not securitize any loans for funding purposes, and $22.2 billion of loan securitizations matured or were redeemed, including $21.7 billion of credit card loan securitizations, $140 million of residential mortgage loan securitizations, $245 million of student loan securitizations, and $107 million of auto loan securitizations.
In addition, the Firm’s wholesale businesses securitize loans for client-driven transactions and those client-driven loan securitizations are not considered to be a source of funding for the Firm. For the three months ended September 30, 2011 and 2010, $107 million and $179 million, respectively, of client-driven loan securitizations matured or were redeemed. For the nine months ended September 30, 2011 and 2010, $384 million and $1.3 billion, respectively, of client-driven loan securitizations matured or were redeemed. For further discussion of loan securitizations, see Note 15 on pages 160–168 in this Form 10-Q.
During the three months ended September 30, 2011, the Firm did not borrow from FHLBs and there were $7 million of maturities. For the three months ended September 30, 2010, the Firm borrowed $9.1 billion from FHLBs, which was partially offset by $5.0 billion of maturities. During the nine months ended September 30, 2011, the Firm borrowed $4.0 billion from FHLBs, which was partially offset by $2.5 billion of maturities. For the nine months ended September 30, 2010, the Firm borrowed $11.6 billion from FHLBs, which were more than offset by $18.5 billion of maturities.
Cash flows
Cash and due from banks was $56.8 billion and $24.0 billion at September 30, 2011 and 2010, respectively. These balances increased by $29.2 billion from December 31, 2010, and decreased by $2.2 billion from December 31, 2009, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows for the nine months ended September 30, 2011 and 2010, respectively.
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
For the nine months ended September 30, 2011, net cash provided by operating activities was $66.5 billion. This resulted from a decrease in trading assets - debt and equity instruments, driven by lower client market-making activity in IB, resulting in declines in equity securities and U.S. government agency mortgage-backed securities, partially offset by an increase in U.S. treasury securities; an increase in accounts payable and other liabilities largely due to higher IB customer balances; an increase in trading liabilities – derivative payables predominantly due to increases in interest rate derivative balances driven by declining interest rates and increases in commodity derivative balances driven by price movements in base metals and energy. Partially offsetting these cash proceeds was an increase in trading assets – derivative receivables predominantly due to the aforementioned declining interest rates and increases in commodity derivative balances. Net cash generated from operating activities was higher than net income largely as a result of adjustments for noncash items such as the provision for credit losses, depreciation and amortization, and stock-based compensation. Additionally, cash provided by proceeds from sales and paydowns of loans originated or purchased with an initial intent to sell was higher than cash used to acquire such loans, and also reflected a higher level of activity over the prior-year period.
For the nine months ended September 30, 2010, net cash used by operating activities was $4.9 billion, mainly driven by an increase primarily in trading assets – debt and equity instruments; this was largely due to improved market activity, reduced levels of volatility and rising global indices, partially offset by an increase in trading liabilities driven by short positions taken to facilitate customer trading. Net cash was generated from net income and from adjustments for non-cash items such as the provision for credit losses, depreciation and amortization and stock-based compensation. Additionally, proceeds from sales and paydowns of loans originated or purchased with an initial intent to sell were higher than cash used to acquire such loans.
Cash flows from investing activities
The Firm’s investing activities predominantly include loans originated to be held for investment, the AFS securities portfolio and other short-term interest-earning assets. For the nine months ended September 30, 2011, net cash of $169.7 billion was used in investing activities. This resulted from a significant increase in deposits with banks reflecting the placement of funds with various central banks, including Federal Reserve Banks during the third quarter of 2011, predominantly resulting from the overall growth in wholesale client deposits; an increase in securities purchased under resale agreements, predominantly in IB, reflecting higher client financing activity; an increase in loans reflecting continued growth in client activity across all of the Firm’s wholesale businesses; and net purchases of AFS securities, largely due to repositioning of the portfolio in Corporate in response to changes in the market environment. Partially offsetting these cash outflows were a decline in loans from the continued portfolio runoff in RFS, as well as lower seasonal balances, higher repayment rates, continued runoff of the Washington Mutual portfolio and the sale of the Kohl's portfolio.
For the nine months ended September 30, 2010, net cash of $20.7 billion was provided by investing activities. This resulted from a decrease in deposits with banks largely due to a decline in deposits placed with Federal Reserve Banks and lower interbank lending as market stress had gradually eased since the end of 2009; a net decrease in the loan portfolio, driven by a decline in credit card loans due to the runoff of the Washington Mutual portfolio and a decrease in lower-yielding promotional loans, continued runoff of the residential real estate portfolios, repayments and loan sales in IB; continued low client demand; and proceeds from sales and maturities of AFS securities used in the Firm’s interest rate risk management activities being higher than cash used to acquire such securities. Partially offsetting these cash proceeds was an increase in securities purchased under resale agreements, predominantly due to higher financing volume in IB.

Cash flows from financing activities
The Firm’s financing activities primarily reflect cash flows related to taking customer deposits, and issuing long-term debt as well as preferred and common stock. For the nine months ended September 30, 2011, net cash provided by financing activities was $132.4 billion. This was largely driven by a significant increase in deposits, predominantly due to an overall growth in wholesale client balances and, to a lesser extent, consumer deposit balances; and an increase in commercial paper due to growth in the volume of liability balances in sweep accounts related to TSS’s cash management product. Cash was used to reduce securities sold under repurchase agreements, predominantly in IB, due to lower financing of the Firm’s trading assets; for net repayments of long-term borrowings, including a decline in long-term beneficial interests issued by consolidated VIEs due to maturities of Firm-sponsored credit card securitization transactions; to reduce other borrowed funds, predominantly driven by maturities of short-term unsecured bank notes and short-term FHLB advances; for repurchases of common stock and warrants, and payments of cash dividends on common and preferred stock.
In the first nine months of 2010, net cash used in financing activities was $18.6 billion. This resulted from a decline in deposits associated with wholesale funding activities reflecting the Firm’s lower funding needs; a decline in TSS deposits reflecting the normalization of deposit levels, offset partially by net inflows from existing customers and new business in AM, CB and RFS; net repayment of long-term borrowings, including a decline in long-term beneficial interests issued by consolidated VIEs due to maturities related to Firm-sponsored credit card securitization transactions and a decline in long-term advances from FHLBs due to maturities; payments of cash dividends; and repurchases of common stock. Cash was generated as a result of an increase in securities sold under repurchase agreements largely as a result of an increase in securities purchased under resale agreement activity levels in IB.
Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 52, and Note 5 on pages 119–126, respectively, of this Form 10-Q.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.
The credit ratings of the parent holding company and each of the Firm’s significant banking subsidiaries as of September 30, 2011, were as follows.

	Short-term debt			Senior long-term debt
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
JPMorgan Chase & Co.	P-1	A-1	F1+	Aa3	A+	AA-
JPMorgan Chase Bank, N.A.	P-1	A-1+	F1+	Aa1	AA-	AA-
Chase Bank USA, N.A.	P-1	A-1+	F1+	Aa1	AA-	AA-
The senior unsecured ratings from Moody’s, S&P and Fitch on JPMorgan Chase and its principal bank subsidiaries remained unchanged at September 30, 2011, from December 31, 2010. At September 30, 2011, Moody’s outlook was negative, while S&P’s and Fitch’s outlook was stable.
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
If the Firm’s senior long-term debt ratings were downgraded by one notch or two notches, the Firm believes its cost of funds would increase; however, the Firm’s ability to fund itself would not be materially adversely impacted. JPMorgan Chase’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings, or stock price.
Several rating agencies have announced that they are evaluating the effects of the financial regulatory reform legislation in order to determine the extent, if any, to which financial institutions, including the Firm, may be negatively impacted. There is no assurance the Firm’s credit ratings will not be downgraded in the future as a result of any such reviews.

CREDIT PORTFOLIO
For a further discussion of the Firm’s credit risk management framework, see pages 116–118 of JP Morgan Chase’s 2010 Annual Report.
The following table presents JPMorgan Chase’s credit portfolio as of September 30, 2011, and December 31, 2010. Total credit exposure was $1.8 trillion at September 30, 2011, an increase of $39.5 billion from December 31, 2010, reflecting increases in derivative receivables of $28.4 billion, lending related commitments of $14.4 billion, and loans of $3.9 billion. These increases were partially offset by a decrease in receivables from customers and interests in purchased receivables of $7.2 billion. The $39.5 billion net increase during the first nine months of 2011 in total credit exposure reflected an increase in the wholesale portfolio of $86.5 billion partially offset by a decrease in the consumer portfolio of $47.0 billion.
The Firm provided credit to and raised capital of more than $1.3 trillion for its clients during the first nine months of 2011, up 22% compared with the same period last year; this included $12.6 billion lent to small businesses, up 71%. The Firm also originated more than 560,000 mortgages; provided credit cards to approximately 6.6 million people; lent or increased credit to more than 25,800 small businesses; lent to more than 1,100 not-for-profit and government entities, including states, municipalities, hospitals and universities; extended or increased loan limits to approximately 4,300 middle market companies; and lent to or raised capital for more than 6,500 other corporations. The Firm remains committed to helping homeowners and preventing foreclosures. Since the beginning of 2009, the Firm has offered 1,224,000 trial modifications to struggling homeowners.
In the table below, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale (which are carried at the lower of cost or fair value, with changes in value recorded in noninterest revenue); and loans accounted for at fair value. For additional information on the Firm’s loans and derivative receivables, including the Firm’s accounting policies, see Note 13 and Note 5 on pages 136–157 and 119–126, respectively, of this Form 10-Q, and Note 14 and Note 6 on pages 220–238 and 191–199, respectively, of JPMorgan Chase’s 2010 Annual Report. Average retained loan balances are used for net charge-off rate calculations.

Total credit portfolio					Three months ended September 30,				Nine months ended September 30,
	Credit exposure		Nonperforming(d)(e)(f)		Net charge-offs		Average annual net charge-off rate(g)		Net charge-offs		Average annual net charge-off rate(h)
(in millions, except ratios)	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	2011	2010	2011	2010	2011	2010	2011	2010
Loans retained	$692,944	$685,498	$10,829	$14,345	$2,507	$4,945	1.44%	2.84%	$9,330	$18,569	1.83%	3.53%
Loans held-for-sale	1,912	5,453	94	341	—	—	—	—	—	—	—	—
Loans at fair value	1,997	1,976	82	155	—	—	—	—	—	—	—	—
Total loans – reported	696,853	692,927	11,005	14,841	2,507	4,945	1.44	2.84	9,330	18,569	1.83	3.53
Derivative receivables	108,853	80,481	11	34	NA	NA	NA	NA	NA	NA	NA	NA
Receivables from customers and interests in purchased receivables(a)	25,719	32,932	—	—	—	—	—	—	—	—	—	—
Total credit-related assets	831,425	806,340	11,016	14,875	2,507	4,945	1.44	2.84	9,330	18,569	1.83	3.53
Lending-related commitments(b)	973,093	958,709	705	1,005	NA	NA	NA	NA	NA	NA	NA	NA
Assets acquired in loan satisfactions
Real estate owned	NA	NA	1,122	1,610	NA	NA	NA	NA	NA	NA	NA	NA
Other	NA	NA	56	72	NA	NA	NA	NA	NA	NA	NA	NA
Total assets acquired in loan satisfactions	—	NA	1,178	1,682	NA	NA	NA	NA	NA	NA	NA	NA
Total credit portfolio	$1,804,518	$1,765,049	$12,899	$17,562	$2,507	$4,945	1.44%	2.84%	$9,330	$18,569	1.83%	3.53%
Net credit derivative hedges notional(c)	$(27,853)	$(23,108)	$(39)	$(55)	NA	NA	NA	NA	NA	NA	NA	NA
Liquid securities and other cash collateral held against derivatives	(25,888)	(16,486)	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA

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

(c)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and non-performing credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 74–75 and Note 5 on pages 119–126 of this Form 10-Q.

(d)
At September 30, 2011, and December 31, 2010, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $9.5 billion and $9.4 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $2.4 billion and $1.9 billion, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $567 million and $625 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”). Credit card loans are charged-off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

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

(f)	At September 30, 2011, and December 31, 2010, total nonaccrual loans represented 1.58% and 2.14% of total loans .

(g)
For the three months ended September 30, 2011 and 2010, net charge-off rates were calculated using average retained loans of $689.0 billion and $690.1 billion, respectively. These average retained loans include average PCI loans of $68.0 billion and $75.8 billion, respectively. Excluding these PCI loans, the Firm’s total charge-off rates would have been 1.60% and 3.19%, respectively.

(h)
For the nine months ended September 30, 2011 and 2010, net charge-off rates were calculated using average retained loans of $683.1 billion and $702.5 billion, respectively. These average retained loans include average PCI loans of $69.8 billion and $78.1 billion, respectively. Excluding these PCI loans, the Firm’s total charge-off rates would have been 2.03% and 3.98%, respectively.

WHOLESALE CREDIT PORTFOLIO
As of September 30, 2011, wholesale exposure (IB, CB, TSS and AM) increased by $86.5 billion from December 31, 2010. The overall increase was primarily driven by increases of $33.6 billion in lending-related commitments, $31.9 billion in loans and $28.4 billion in derivative receivables. These increases were partially offset by a decrease in receivables from customers and interests in purchased receivables of $7.3 billion. The growth in wholesale loans and lending related commitments represented increased client activity across all businesses and all regions. The increase in derivative receivables was predominantly due to increases in interest rate derivatives driven by declining interest rates, and commodity derivatives driven by price movements in base metals and energy. Effective January 1, 2011, the commercial card credit portfolio (composed of approximately $5.3 billion of lending-related commitments and $1.2 billion of loans) that was previously in TSS was transferred to Card.

Wholesale credit portfolio
	Credit exposure		Nonperforming(d)
(in millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Loans retained	$255,799	$222,510	$3,011	$5,510
Loans held-for-sale	1,687	3,147	94	341
Loans at fair value	1,997	1,976	82	155
Loans – reported	259,483	227,633	3,187	6,006
Derivative receivables	108,853	80,481	11	34
Receivables from customers and interests in purchased receivables(a)	25,615	32,932	—	—
Total wholesale credit-related assets	393,951	341,046	3,198	6,040
Lending-related commitments(b)	379,682	346,079	705	1,005
Total wholesale credit exposure	$773,633	$687,125	$3,903	$7,045
Net credit derivative hedges notional(c)	$(27,853)	$(23,108)	$(39)	$(55)
Liquid securities and other cash collateral held against derivatives	(25,888)	(16,486)	NA	NA

(a)
Receivables from customers represents primarily margin loans to prime and retail brokerage customers, which are included in accrued interests and accounts receivable on the Consolidated Balance Sheets. Interests in purchased receivables represents ownership interests in cash flows of a pool of receivables transferred by third-party sellers into bankruptcy-remote entities, generally trusts, which are included in other assets on the Consolidated Balance Sheets.

(b)	The amounts in nonperforming represent commitments that are risk rated as nonaccrual.

(c)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 74–75, and Note 5 on pages 119–126 of this Form 10-Q.

(d)	Excludes assets acquired in loan satisfactions.

The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of September 30, 2011, and December 31, 2010. The increase in loans retained was predominately in loans to investment grade (“IG”) counterparties and was largely loans having a shorter maturity profile. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s. Also included in this table is the notional value of net credit derivative hedges; the counterparties to these hedges are predominantly investment grade banks and finance companies.
Wholesale credit exposure – maturity and ratings profile

	Maturity profile(e)				Ratings profile
September 30, 2011	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$100,383	$93,798	$61,618	$255,799	$175,855	$79,944	$255,799	69%
Derivative receivables(a)				108,853			108,853
Less: Liquid securities and other cash collateral held against derivatives				(25,888)			(25,888)
Total derivative receivables, net of all collateral	16,710	32,614	33,641	82,965	66,447	16,518	82,965	80
Lending-related commitments	143,278	224,543	11,861	379,682	307,985	71,697	379,682	81
Subtotal	260,371	350,955	107,120	718,446	550,287	168,159	718,446	77
Loans held-for-sale and loans at fair value(b)(c)				3,684			3,684
Receivables from customers and interests in purchased receivables(c)				25,615			25,615
Total exposure – net of liquid securities and other cash collateral held against derivatives				$747,745			$747,745
Net credit derivative hedges notional(d)	$(2,309)	$(14,016)	$(11,528)	$(27,853)	$(27,886)	$33	$(27,853)	100%

	Maturity profile(e)				Ratings profile
December 31, 2010	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$78,017	$85,987	$58,506	$222,510	$146,047	$76,463	$222,510	66%
Derivative receivables(a)				80,481			80,481
Less: Liquid securities and other cash collateral held against derivatives				(16,486)			(16,486)
Total derivative receivables, net of all collateral	11,499	24,415	28,081	63,995	47,557	16,438	63,995	74
Lending-related commitments	126,389	209,299	10,391	346,079	276,298	69,781	346,079	80
Subtotal	215,905	319,701	96,978	632,584	469,902	162,682	632,584	74
Loans held-for-sale and loans at fair value(b)(c)				5,123			5,123
Receivables from customers and interests in purchased receivables(c)				32,932			32,932
Total exposure – net of liquid securities and other cash collateral held against derivatives				$670,639			$670,639
Net credit derivative hedges notional(d)	$(1,228)	$(16,415)	$(5,465)	$(23,108)	$(23,159)	$51	$(23,108)	100%

(a)	Represents the fair value of derivative receivables as reported on the Consolidated Balance Sheets.

(b)	Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio.

(c)	From a credit risk perspective, maturity and ratings profiles are not meaningful.

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

Receivables from customers of $25.5 billion and $32.5 billion at September 30, 2011, and December 31, 2010, respectively, primarily represent margin loans to prime and retail brokerage clients and are included in the previous tables. These margin loans are collateralized through a pledge of assets maintained in clients’ brokerage accounts and are subject to daily minimum collateral requirements. In the event that the collateral value decreases, a maintenance margin call is made to the client to provide additional collateral into the account. If additional collateral is not provided by the client, the client’s position may be liquidated by the Firm to meet the minimum collateral requirements.

Wholesale credit exposure – selected industry exposures
The Firm focuses on the management and diversification of its industry exposures, with particular attention paid to industries with actual or potential credit concerns. Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/“Caa1” and lower, as defined by S&P and Moody’s, respectively. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, decreased to $17.2 billion at September 30, 2011, from $22.4 billion at December 31, 2010. The decrease was primarily related to net repayments and loan sales.
Below are summaries of the top 25 industry exposures as of September 30, 2011, and December 31, 2010.

						30 days or more past due and accruing loans	Year-to-date net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
As of or for the nine months ended			Noninvestment-grade
September 30, 2011	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
(in millions)
Top 25 industries(a)
Banks and finance companies	$72,367	$60,801	$11,016	$511	$39	$5	$(215)	$(2,833)	$(10,860)
Real estate	64,651	37,437	21,261	4,774	1,179	195	219	(56)	(358)
Asset managers	41,081	35,903	4,948	229	1	5	—	—	(6,529)
State and municipal governments(b)	40,753	39,716	820	200	17	2	—	(187)	(756)
Healthcare	40,624	33,641	6,730	223	30	6	4	(357)	(303)
Oil and gas	31,826	22,242	9,467	116	1	2	—	(106)	(63)
Consumer products	29,945	19,764	9,655	507	19	2	3	(667)	(29)
Utilities	28,375	23,103	4,630	496	146	1	47	(136)	(373)
Retail and consumer services	23,422	15,180	7,723	459	60	7	(1)	(361)	(1)
Central government	17,941	17,377	450	114	—	—	—	(9,272)	(1,046)
Machinery and equipment manufacturing	15,714	8,783	6,798	132	1	4	(1)	(46)	—
Technology	15,092	9,999	4,813	280	—	—	5	(161)	—
Metals/mining	15,051	8,453	6,194	397	7	1	(15)	(554)	—
Securities firms and exchanges	14,294	11,589	2,688	17	—	—	—	(289)	(3,739)
Telecom services	12,766	9,899	2,053	812	2	1	5	(492)	—
Business services	12,480	7,204	5,150	98	28	6	15	(20)	—
Insurance	12,304	8,879	2,740	668	17	—	—	(693)	(535)
Transportation	12,229	7,408	4,594	194	33	4	1	(188)	—
Holding companies	11,713	9,234	2,437	29	13	61	(2)	—	(450)
Chemicals/plastics	11,677	7,526	4,021	129	1	—	—	(87)	(28)
Media	11,213	6,126	3,950	707	430	45	6	(198)	—
Building materials/construction	10,742	4,701	5,177	856	8	23	(4)	(296)	—
Automotive	9,863	4,933	4,857	71	2	2	(11)	(874)	—
Agriculture/paper manufacturing	8,002	5,052	2,848	95	7	—	—	(33)	—
Aerospace	6,147	5,090	1,002	55	—	—	—	(207)	—
All other(c)	174,062	154,255	16,790	2,036	981	681	38	(9,740)	(818)
Subtotal	$744,334	$574,295	$152,812	$14,205	$3,022	$1,053	$94	$(27,853)	$(25,888)
Loans held-for-sale and loans at fair value	3,684
Receivables from customers and interests in purchased receivables	25,615
Total	$773,633

						30 days or more past due and accruing loans	Year-to-date net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
As of or for the year ended			Noninvestment-grade
December 31, 2010	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
(in millions)
Top 25 industries(a)
Banks and finance companies	$65,867	$54,839	$10,428	$467	$133	$26	$69	$(3,456)	$(9,216)
Real estate	64,351	34,440	20,569	6,404	2,938	399	862	(76)	(57)
Asset managers	29,364	25,533	3,401	427	3	7	—	—	(2,948)
State and municipal governments(b)	35,808	34,641	912	231	24	34	3	(186)	(233)
Healthcare	41,093	33,752	7,019	291	31	85	4	(768)	(161)
Oil and gas	26,459	18,465	7,850	143	1	24	—	(87)	(50)
Consumer products	27,508	16,747	10,379	371	11	217	1	(752)	(2)
Utilities	25,911	20,951	4,101	498	361	3	49	(355)	(230)
Retail and consumer services	20,882	12,021	8,316	338	207	8	23	(623)	(3)
Central government	11,173	10,677	496	—	—	—	—	(6,897)	(42)
Machinery and equipment manufacturing	13,311	7,690	5,372	244	5	8	2	(74)	(2)
Technology	14,348	9,355	4,534	399	60	47	50	(158)	—
Metals/mining	11,426	5,260	5,748	362	56	7	35	(296)	—
Securities firms and exchanges	9,415	7,678	1,700	37	—	—	5	(38)	(2,358)
Telecom services	10,709	7,582	2,295	821	11	3	(8)	(820)	—
Business services	11,247	6,351	4,735	115	46	11	15	(5)	—
Insurance	10,918	7,908	2,690	320	—	—	(1)	(805)	(567)
Transportation	9,652	6,630	2,739	245	38	—	(16)	(132)	—
Holding companies	10,504	8,375	2,091	38	—	33	5	—	(362)
Chemicals/plastics	12,312	8,375	3,656	274	7	—	2	(70)	—
Media	10,967	5,808	3,945	672	542	2	92	(212)	(3)
Building materials/construction	12,808	6,557	5,065	1,129	57	9	6	(308)	—
Automotive	9,011	3,915	4,822	269	5	—	52	(758)	—
Agriculture/paper manufacturing	7,368	4,510	2,614	242	2	8	7	(44)	(2)
Aerospace	5,732	4,903	732	97	—	—	—	(321)	—
All other(c)	140,926	122,594	14,924	2,402	1,006	921	470	(5,867)	(250)
Subtotal	$649,070	$485,557	$141,133	$16,836	$5,544	$1,852	$1,727	$(23,108)	$(16,486)
Loans held-for-sale and loans at fair value	5,123
Receivables from customers and interests in purchased receivables	32,932
Total	$687,125

(a)
All industry rankings are based on exposure at September 30, 2011. The industry rankings presented in the table as of December 31, 2010, are based on the industry rankings of the corresponding exposures at September 30, 2011, not actual rankings of such exposures at December 31, 2010.

(b)
In addition to the credit risk exposure to states and municipal governments at September 30, 2011, and December 31, 2010, noted above, the Firm held $15.2 billion and $14.0 billion, respectively, of trading securities and $15.3 billion and $11.6 billion, respectively, of available-for-sale securities issued by state and municipal governments. For further information, see Note 3 and Note 11 on pages 104–116 and 130–134, respectively, of this Form 10-Q.

(c)
For more information on exposures to SPEs within all other, including liquidity facilities to nonconsolidated municipal bond VIEs, see Note 15 on pages 160–168 of this Form 10-Q. All other for credit derivative hedges includes credit default swap (“CDS”) index hedges of CVA.

(d)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.

(e)
Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP.

The following table presents the geographic distribution of wholesale credit exposure including nonperforming assets and past due loans as of September 30, 2011, and December 31, 2010. The geographic distribution of the wholesale portfolio is determined based predominantly on the domicile of the borrower.

	Credit exposure				Nonperforming
September 30, 2011 (in millions)	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives	Lending-related commitments	Total non- performing credit exposure	Assets acquired in loan satisfactions	30 days or more past due and accruing loans
Europe/Middle East/Africa	$34,239	$61,527	$49,712	$145,478	$35	$—	$23	$58	$—	$61
Asia/Pacific	27,723	16,859	13,322	57,904	2	6	—	8	—	1
Latin America/Caribbean	23,289	18,395	6,875	48,559	461	—	16	477	3	196
Other	1,948	6,433	1,878	10,259	6	—	—	6	—	4
Total non-U.S.	87,199	103,214	71,787	262,200	504	6	39	549	3	262
Total U.S.	168,600	276,468	37,066	482,134	2,507	5	666	3,178	249	791
Loans held-for-sale and loans at fair value	3,684	—	—	3,684	176	—	—	176	—	—
Receivables from customers and interests in purchased receivables	—	—	—	25,615	NA	NA	NA	NA	NA	—
Total	$259,483	$379,682	$108,853	$773,633	$3,187	$11	$705	$3,903	$252	$1,053

	Credit exposure				Nonperforming
December 31, 2010 (in millions)	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives	Lending-related commitments	Total non- performing credit exposure	Assets acquired in loan satisfactions	30 days or more past due and accruing loans
Europe/Middle East/Africa	$27,934	$58,418	$35,196	$121,548	$153	$1	$23	$177	$—	$127
Asia/Pacific	20,552	15,002	10,991	46,545	579	21	—	600	—	74
Latin America/Caribbean	16,480	12,170	5,634	34,284	649	—	13	662	1	131
Other	1,185	6,149	2,039	9,373	6	—	5	11	—	—
Total non-U.S.	66,151	91,739	53,860	211,750	1,387	22	41	1,450	1	332
Total U.S.	156,359	254,340	26,621	437,320	4,123	12	964	5,099	320	1,520
Loans held-for-sale and loans at fair value	5,123	—	—	5,123	496	NA	—	496	NA	—
Receivables from customers and interests in purchased receivables	—	—	—	32,932	NA	NA	NA	NA	NA	—
Total	$227,633	$346,079	$80,481	$687,125	$6,006	$34	$1,005	$7,045	$321	$1,852

(a)
At September 30, 2011, and December 31, 2010, the Firm held an allowance for loan losses of $644 million and $1.6 billion, respectively, related to nonaccrual retained loans resulting in allowance coverage ratios of 21% and 29%, respectively. Wholesale nonaccrual loans represented 1.23% and 2.64% of total wholesale loans at September 30, 2011, and December 31, 2010, respectively.

Loans
In the normal course of business, the Firm provides loans to a variety of wholesale customers, from large corporate and institutional clients to high-net-worth individuals. For further discussion on loans, including information on credit quality indicators, see Note 13 on pages 136–157 of this Form 10-Q.
Retained wholesale loans were $255.8 billion at September 30, 2011, compared with $222.5 billion at December 31, 2010. The $33.3 billion increase was primarily related to increased client activity across all businesses and all regions.
The Firm actively manages wholesale credit exposure. One way of managing credit risk is through sales of loans and lending-related commitments. During the first nine months of 2011, the Firm sold $3.9 billion of loans and commitments, recognizing net gains of $16 million. During the first nine months of 2010, the Firm sold $6.3 billion of loans and commitments, recognizing net gains of $41 million. These results included gains or losses on sales of nonaccrual loans, if any, as discussed below. These sale activities are not related to the Firm’s securitization activities. For further discussion of securitization activity, see Liquidity Risk Management and Note 15 on pages 62–66 and 160–168 respectively, of this Form 10-Q.

The following table presents the change in the nonaccrual loan portfolio for the nine months ended September 30, 2011 and 2010. Nonaccrual wholesale loans decreased by $2.8 billion from December 31, 2010, primarily reflecting net repayments and loan sales.

Wholesale nonaccrual loan activity	Nine months ended September 30,
(in millions)	2011	2010
Beginning balance	$6,006	$6,904
Additions	1,706	5,494
Reductions:
Paydowns and other	2,412	3,294
Gross charge-offs	477	1,459
Returned to performing status	641	237
Sales	995	1,768
Total reductions	4,525	6,758
Net additions/(reductions)	(2,819)	(1,264)
Ending balance	$3,187	$5,640
The following table presents net charge-offs, which are defined as gross charge-offs less recoveries, for the three and nine months ended September 30, 2011 and 2010. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs	Three months ended September 30,		Nine months ended September 30,
(in millions, except ratios)	2011	2010	2011	2010
Loans – reported
Average loans retained	$250,145	$213,979	$238,153	$211,540
Net charge-offs/(recoveries)	(151)	266	94	1,456
Net charge-off/(recovery) rate	(0.24)%	0.49%	0.05%	0.92%
Derivative contracts
In the normal course of business, the Firm uses derivative instruments predominantly for market-making activity. Derivatives enable customers and the Firm to manage exposures to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its credit exposure. For further discussion of derivative contracts, see Note 5 on page 119–126 of this Form 10-Q.
The following tables summarize the net derivative receivables MTM for the periods presented.

Derivative receivables MTM
(in millions)	September 30, 2011	December 31, 2010
Interest rate	$50,648	$32,555
Credit derivatives	7,033	7,725
Foreign exchange	25,887	25,858
Equity	8,504	4,204
Commodity	16,781	10,139
Total, net of cash collateral	108,853	80,481
Liquid securities and other cash collateral held against derivative receivables	(25,888)	(16,486)
Total, net of all collateral	$82,965	$63,995
Derivative receivables reported on the Consolidated Balance Sheets were $108.9 billion and $80.5 billion at September 30, 2011, and December 31, 2010, respectively. These represent the fair value (i.e., MTM) of the derivative contracts after giving effect to legally enforceable master netting agreements, cash collateral held by the Firm and the CVA. However, in management’s view, the appropriate measure of current credit risk should take into consideration additional liquid securities and other cash collateral held by the Firm of $25.9 billion and $16.5 billion at September 30, 2011, and December 31, 2010, respectively, as shown in the table above.
Derivative receivables increased from December 31, 2010, predominantly due to increases in interest rate derivatives driven by declining interest rates, and commodity derivatives driven by price movements in base metals and energy.

The Firm also holds additional collateral delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Though this collateral does not reduce the balances noted in the table above, it is available as security against potential exposure that could arise should the MTM of the client’s derivative transactions move in the Firm’s favor. As of September 30, 2011, and December 31, 2010, the Firm held $17.5 billion and $18.0 billion, respectively, of this additional collateral. The derivative receivables MTM, net of all collateral, also do not include other credit enhancements, such as letters of credit. For additional information on the Firm’s use of collateral agreements, see Note 5 on pages 119–126 of this Form 10-Q.
The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of other liquid securities collateral, for the dates indicated.
Ratings profile of derivative receivables MTM

Rating equivalent	September 30, 2011		December 31, 2010
(in millions, except ratios)	Exposure net of all collateral	% of exposure net of all collateral	Exposure net of all collateral	% of exposure net of all collateral
AAA/Aaa to AA-/Aa3	$36,852	45%	$23,342	36%
A+/A1 to A-/A3	18,510	22	15,812	25
BBB+/Baa1 to BBB-/Baa3	11,085	13	8,403	13
BB+/Ba1 to B-/B3	13,716	17	13,716	22
CCC+/Caa1 and below	2,802	3	2,722	4
Total	$82,965	100%	$63,995	100%
As noted above, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s derivatives transactions subject to collateral agreements – excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity – was 87% as of September 30, 2011, largely unchanged compared with 88% as of December 31, 2010. The Firm posted $80.9 billion and $58.3 billion of collateral at September 30, 2011, and December 31, 2010, respectively.
Credit derivatives
Credit derivatives are financial instruments whose value is derived from the credit risk associated with the debt of a third party issuer (the reference entity) which allow one party (the protection purchaser) to transfer that risk to another party (the protection seller). Upon the occurrence of a credit event, which may include, among other events, the bankruptcy or failure to pay by, or certain restructurings of the debt of, the reference entity, neither party has recourse to the reference entity.  The protection purchaser has recourse to the protection seller for the difference between the face value of the CDS contract and the fair value of the reference obligation at the time of settling the credit derivative contract. The determination as to whether a credit event has occurred is made by the relevant ISDA Determination Committee, comprised of 10 sell-side and five buy-side ISDA member firms. For a more detailed description of credit derivatives, including types of derivatives, see Credit derivatives in Note 5, on pages 125–126 of this Form 10-Q, and Credit derivatives on pages 126–127 and Credit derivatives in Note 6, on pages 197–199 of JPMorgan Chase’s 2010 Annual Report.
The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold as of September 30, 2011, and December 31, 2010, distinguishing between dealer/client activity and credit portfolio activity.

Credit derivative notional amounts
	September 30, 2011					December 31, 2010
	Dealer/client		Credit portfolio			Dealer/client		Credit portfolio
(in millions)	Protection purchased(b)	Protection sold	Protection purchased	Protection sold	Total	Protection purchased(b)	Protection sold	Protection purchased	Protection sold	Total
Credit default swaps	$2,999,475	$3,033,569	$27,987	$134	$6,061,165	$2,661,657	$2,658,825	$23,523	$415	$5,344,420
Other credit derivatives(a)	42,234	94,442	—	—	136,676	34,250	93,776	—	—	128,026
Total	$3,041,709	$3,128,011	$27,987	$134	$6,197,841	$2,695,907	$2,752,601	$23,523	$415	$5,472,446

(a)	Primarily consists of total return swaps and credit default swap options.

(b)
At September 30, 2011, and December 31, 2010, included $3,015 billion and $2,662 billion, respectively, of notional exposure where the Firm has sold protection on the identical underlying reference instruments.

Dealer/client business
Within the dealer/client business, the Firm actively manages credit derivatives by buying and selling credit protection, predominantly on corporate debt obligations, according to client demand. For further information, see Note 5 on pages 119–126 of this Form 10-Q. At September 30, 2011, the total notional amount of protection purchased and sold increased by $721 billion from December 31, 2010, primarily due to increased activity, particularly in the EMEA region.

Credit portfolio activities

Use of single-name and portfolio credit derivatives	Notional amount of protection purchased and sold
(in millions)	September 30, 2011	December 31, 2010
Credit derivatives used to manage:
Loans and lending-related commitments	$4,541	$6,698
Derivative receivables	23,446	16,825
Total protection purchased	27,987	23,523
Total protection sold	134	415
Credit derivatives hedges notional, net	$27,853	$23,108

The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under U.S. GAAP; these derivatives are reported at fair value, with gains and losses recognized in principal transactions revenue. In contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives used in credit portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. In addition, the effectiveness of the Firm's CDS protection as a hedge of the Firm's exposures may vary depending upon a number of factors, including the contractual terms of the CDS. The MTM value related to the Firm’s credit derivatives used for managing credit exposure, as well as the MTM value related to the CVA (which reflects the credit quality of derivatives counterparty exposure), are included in the gains and losses realized on credit derivatives disclosed in the table below. These results can vary from period to period due to market conditions that affect specific positions in the portfolio.

Net gains and losses on credit portfolio hedges	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Hedges of loans and lending-related commitments	$104	$(130)	$29	$(190)
CVA and hedges of CVA	(691)	(259)	(828)	(549)
Net gains/(losses)	$(587)	$(389)	$(799)	$(739)

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
Wholesale lending-related commitments were $379.7 billion at September 30, 2011, compared with $346.1 billion at December 31, 2010, reflecting increased client activity.
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amounts of the Firm’s lending-related commitments were $202.4 billion and $178.9 billion as of September 30, 2011, and December 31, 2010, respectively.
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

The Firm’s internal risk management approach differs from the reporting provided under bank regulatory requirements. There are significant reporting differences in methodology, including the treatment of collateral received and the benefit of credit derivative protection.
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
Top 10 emerging markets country exposure

September 30, 2011	Cross-border					Total exposure
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)
Brazil	$4.3	$(0.1)	$1.3	$5.5	$10.2	$15.7
India	5.9	4.1	1.5	11.5	1.8	13.3
South Korea	3.1	2.1	1.6	6.8	4.7	11.5
China	6.1	2.0	1.1	9.2	1.9	11.1
Hong Kong	3.5	2.0	2.7	8.2	1.8	10.0
Malaysia	0.9	1.5	0.4	2.8	2.6	5.4
Mexico	1.9	2.6	0.4	4.9	—	4.9
Taiwan	0.5	0.9	0.4	1.8	2.7	4.5
Chile	1.9	1.7	0.5	4.1	—	4.1
Russia	2.6	0.2	0.3	3.1	0.4	3.5

December 31, 2010	Cross-border					Total exposure
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)
Brazil	$3.0	$1.8	$1.1	$5.9	$3.9	$9.8
South Korea	3.0	1.4	1.5	5.9	3.1	9.0
India	4.2	2.1	1.4	7.7	1.1	8.8
China	3.6	1.1	1.0	5.7	1.2	6.9
Hong Kong	2.5	1.5	1.2	5.2	—	5.2
Mexico	2.1	2.3	0.5	4.9	—	4.9
Malaysia	0.6	2.0	0.3	2.9	0.4	3.3
Taiwan	0.3	0.6	0.4	1.3	1.9	3.2
Thailand	0.3	1.1	0.4	1.8	0.9	2.7
Russia	1.2	1.0	0.3	2.5	—	2.5

(a)
Lending exposure includes both funded loans and undrawn commitments, and is presented net of the allowance for credit losses and cash and marketable securities collateral received under the credit agreements.

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

Selected European exposure
Several European countries, including Spain, Italy, Ireland, Portugal and Greece, have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The Firm is closely monitoring its exposures in these countries. The table below presents the Firm’s exposure to these five countries at September 30, 2011, as measured under the Firm’s internal risk management approach.

September 30, 2011 (in billions)	AFS securities(a)	Trading(b)(c)(d)	Derivative collateral(e)	Portfolio hedging(f)	Lending(g)	Net exposure
Spain
Sovereign	$2.3	$0.1	$—	$(0.3)	$—	$2.1
Non-sovereign	0.3	4.1	(2.1)	(0.4)	3.3	5.2
Total Spain exposure	2.6	4.2	(2.1)	(0.7)	3.3	7.3

Italy
Sovereign	—	6.1	(0.9)	(2.8)	—	2.4
Non-sovereign	0.2	2.1	(1.6)	(0.5)	2.9	3.1
Total Italy exposure	0.2	8.2	(2.5)	(3.3)	2.9	5.5

Other (Ireland, Portugal and Greece)
Sovereign	1.0	—	—	(1.0)	—	—
Non-sovereign	—	3.5	(2.3)	(0.2)	1.4	2.4
Total other exposure	1.0	3.5	(2.3)	(1.2)	1.4	2.4

Total
Sovereign	3.3	6.2	(0.9)	(4.1)	—	4.5
Non-sovereign	0.5	9.7	(6.0)	(1.1)	7.6	10.7
Total exposure	$3.8	$15.9	$(6.9)	$(5.2)	$7.6	$15.2

(a)	Represents the par value of available-for-sale securities.

(b)
Includes: (1) $1.5 billion of issuer exposure on debt and equity securities held in trading, as well as market-making CDS exposure and (2) $14.4 billion of derivative and securities financing counterparty exposure.

(c)
CDS exposure is presented on a net basis as such activities often result in selling and purchasing protection on the identical reference entity. As of September 30, 2011, the gross notional amount of CDS sold by the Firm across these five countries was more than 98% offset by the notional of CDS purchased on the identical reference entity. The Firm purchases CDS protection from counterparties that are domiciled outside of these countries and that are either investment-grade or well-supported by collateral arrangements. For further information about credit derivatives, see Credit derivatives on page 74 of this Form 10-Q.

(d)
Securities financing exposures are presented net of collateral received. As of September 30, 2011, there were approximately $18.3 billion of securities financings, which were collateralized with approximately $20.6 billion of marketable securities.

(e)	Includes cash and marketable securities pledged to the Firm. As of September 30, 2011, approximately 98% was cash.

(f)
Reflects net CDS protection purchased through the Firm's credit portfolio management activities, which are managed separately from its market-making activities. Predominately all of the CDS protection is purchased from investment-grade counterparties domiciled outside of these countries. The effectiveness of the Firm's CDS protection as a hedge of the Firm's exposures may vary depending upon a number of factors, including the contractual terms of the CDS. For further information about credit derivatives see Credit derivatives on page 74 of this Form 10-Q.

(g)
Lending exposure includes both funded loans and undrawn commitments, and is presented net of the allowance for credit losses and cash and marketable securities collateral received under the credit agreements. Corporate clients represent 75% of lending exposure.

Corporate clients represent 77% of the Firm’s non-sovereign net exposure in these countries, and the remaining 23% represent exposure to the banking sector.
The Firm believes its exposure to these five countries is modest relative to the Firm’s overall risk exposures and is manageable given the size and types of exposures to each of the countries and the diversification of the aggregate exposure.
The Firm continues to conduct business and support client activity in these countries and, therefore, the Firm’s aggregate net exposures and sector distribution may vary over time. In addition, the net exposures may be affected by changes in market conditions, including the effects of interest rates and credit spreads on market valuations.

CONSUMER CREDIT PORTFOLIO
JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages, home equity loans and lines of credit, credit cards, auto loans, business banking loans, and student loans. The Firm’s primary focus is on serving the prime consumer credit market. For further information on the consumer loans, see Note 13 on pages 136–157 of this Form 10-Q.
A substantial portion of the consumer loans acquired in the September 2008 Washington Mutual transaction were identified as purchased credit-impaired based on an analysis of high-risk characteristics, including product type, loan-to-value (“LTV”) ratios, FICO scores and delinquency status. These PCI loans are accounted for on a pool basis, and the pools are considered to be performing. For further information on PCI loans see Note 13 on pages 136–157 of this Form 10-Q and Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.
The credit performance of the consumer portfolio across the entire product spectrum has improved, particularly in credit card, but high unemployment and weak overall economic conditions continued to result in an elevated number of residential real estate loans that were charged-off, while weak housing prices continued to negatively affect the severity of loss recognized on residential real estate loans that default. Early-stage residential real estate delinquencies (30–89 days delinquent) declined during the first half of the year, but flattened during the third quarter, while late-stage delinquencies (150+ days delinquent) have steadily declined in 2011. In spite of the declines, real estate delinquencies remained elevated. The elevated level of the late-stage delinquent loans is due, in part, to loss-mitigation activities currently being undertaken and to elongated foreclosure processing timelines. Losses related to these loans continued to be recognized in accordance with the Firm’s standard charge-off practices, but some delinquent loans that would otherwise have been foreclosed upon remain in the mortgage and home equity loan portfolios. In addition to these elevated delinquencies, ongoing weak economic conditions and housing prices, continuing discussions regarding mortgage foreclosure-related matters with federal and state officials, uncertainties regarding the ultimate success of loan modifications, and the risk attributes of certain loans within the portfolio (e.g. loans with high LTV ratios, junior lien loans behind a delinquent or modified senior lien) continue to result in a high level of uncertainty regarding credit risk in the residential real estate portfolio.
The Firm has taken actions since the onset of the economic downturn in 2007 to tighten underwriting and loan qualification standards and to eliminate certain products and loan origination channels, which have resulted in the reduction of credit risk and improved credit performance for recent loan vintages.

The following table presents managed consumer credit-related information (including RFS, Card Services & Auto, and residential real estate loans reported in the Corporate/Private Equity segment) for the dates indicated. For further information about the Firm’s nonaccrual and charge-off accounting policies, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.

Consumer credit portfolio					Three months ended September 30,				Nine months ended September 30,
	Credit exposure		Nonaccrual loans(g)(h)		Net charge-offs		Average annual net charge-off rate(i)		Net charge-offs		Average annual net charge-off rate(i)
(in millions, except ratios)	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	2011	2010	2011	2010	2011	2010	2011	2010
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Home equity – senior lien	$22,364	$24,376	$479	$479	$67	$58	1.17%	0.90%	$206	$197	1.17%	0.99%
Home equity – junior lien	57,914	64,009	811	784	514	672	3.46	3.94	1,687	2,455	3.72	4.70
Prime mortgage, including option ARMs	74,230	74,539	3,656	4,320	182	276	0.97	1.46	552	1,051	0.99	1.85
Subprime mortgage	10,045	11,287	1,932	2,210	141	206	5.43	6.64	483	945	6.04	9.72
Auto(a)	46,659	48,367	114	141	42	67	0.36	0.56	108	227	0.31	0.64
Business banking	17,272	16,812	756	832	126	175	2.91	4.18	362	534	2.85	4.28
Student and other	14,492	15,311	68	67	87	92	2.36	2.32	303	338	2.72	2.79
Total loans, excluding PCI loans and loans held-for-sale	242,976	254,701	7,816	8,833	1,159	1,546	1.88	2.36	3,701	5,747	1.99	2.89
Loans – PCI(b)
Home equity	23,105	24,459	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Prime mortgage	15,626	17,322	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Subprime mortgage	5,072	5,398	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Option ARMs	23,325	25,584	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – PCI	67,128	72,763	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – retained	310,104	327,464	7,816	8,833	1,159	1,546	1.47	1.83	3,701	5,747	1.56	2.24
Loans held-for-sale(c)	131	154	—	—	—	—	—	—	—	—	—	—
Total consumer, excluding credit card loans	310,235	327,618	7,816	8,833	1,159	1,546	1.47	1.83	3,701	5,747	1.56	2.24
Lending-related commitments
Home equity – senior lien(d)	16,902	17,662
Home equity – junior lien(d)	27,576	30,948
Prime mortgage	1,512	1,266
Subprime mortgage	—	—
Auto	7,416	5,246
Business banking	10,284	9,702
Student and other	891	579
Total lending-related commitments	64,581	65,403
Receivables from customers(e)	104	—
Total consumer exposure, excluding credit card	374,920	393,021
Credit Card
Loans retained(f)	127,041	135,524	2	2	1,499	3,133	4.70	8.87	5,535	11,366	5.83	10.31
Loans held-for-sale	94	2,152	—	—	—	—	—	—	—	—	—	—
Total credit card loans	127,135	137,676	2	2	1,499	3,133	4.70	8.87	5,535	11,366	5.83	10.31
Lending-related commitments(d)	528,830	547,227
Total credit card exposure	655,965	684,903
Total consumer credit portfolio	$1,030,885	$1,077,924	$7,818	$8,835	$2,658	$4,679	2.40%	3.90%	$9,236	$17,113	2.78%	4.66%
Memo: Total consumer credit portfolio, excluding PCI	$963,757	$1,005,161	$7,818	$8,835	$2,658	$4,679	2.84%	4.64%	$9,236	$17,113	3.29%	5.54%

(a)	At September 30, 2011, and December 31, 2010, excluded operating lease–related assets of $4.3 billion and $3.7 billion, respectively.

(b)
Charge-offs are not recorded on PCI loans until actual losses exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. To date, no charge-offs have been recorded for these loans.

(c)	Represents prime mortgage loans held-for-sale.

(d)
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

(e)	Receivables from customers represents primarily margin loans and retail brokerage customers, which are included in accrued interests and accounts receivable on the Consolidated Balance Sheets.

(f)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(g)	At September 30, 2011, and December 31, 2010, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $9.5 billion and $9.4 billion, respectively, that are 90 or more days past due; and (2) student loans insured by U.S. government agencies under the FFELP of $567 million and $625 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the FFIEC, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(h)
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

(i)
Average consumer loans held-for-sale were $109 million and $338 million, respectively, for the three months ended September 30, 2011 and 2010, and $1.2 billion and $1.7 billion, respectively, for the nine months ended September 30, 2011 and 2010. These amounts were excluded when calculating net charge-off rates.

Consumer, excluding credit card
Consumer loan balances declined during the nine months ended September 30, 2011, due to paydowns, portfolio run-off and charge-offs. Credit performance has improved across most portfolios but remains under stress. The following discussion relates to the specific loan and lending-related categories. PCI loans are generally excluded from individual loan product discussions and are addressed separately below.
Home equity: Home equity loans at September 30, 2011, were $80.3 billion, compared with $88.4 billion at December 31, 2010. The decrease in this portfolio primarily reflected loan paydowns and charge-offs. Senior lien nonaccrual loans remained flat compared with December 31, 2010, while junior lien nonaccrual loans increased slightly. Early-stage delinquencies modestly improved from December 31, 2010; net charge-offs improved from the same period of the prior year.
Approximately 20% of the Firm’s owned home equity portfolio consists of home equity loans (“HELOANs”) and the remainder consists of home equity lines of credit (“HELOCs”). HELOANs are generally fixed-rate, closed-end, amortizing loans, with terms ranging from 3–30 years. Approximately half of the HELOANs are senior liens and the remainder are junior liens. In general, HELOCs are open-ended, revolving loans for a 10-year period, after which time the HELOC converts to a loan with a 20-year amortization period. At the time of origination, the borrower typically selects one of two minimum payment options that will generally remain in effect during the revolving period: a monthly payment of 1% of the outstanding balance, or interest-only payments based on a variable index (typically Prime).
The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are experiencing financial difficulty or when the collateral does not support the loan amount. Because the majority of the HELOCs were funded in 2005 or later, a fully-amortizing payment is not required until 2015 or later for the most significant portion of the HELOC portfolio. The Firm regularly evaluates both the near-term and longer-term repricing risks inherent in its HELOC portfolio to ensure that the allowance for credit losses and its account management practices are appropriate given the portfolio risk profile.
At September 30, 2011, the Firm estimates that its home equity portfolio contained approximately $4 billion of junior lien loans where the borrower has a first mortgage loan that is either delinquent or has been modified ("high-risk seconds"). Such loans are considered to pose a higher risk of default than that of junior lien loans for which the senior lien is neither delinquent nor modified. Of this estimated $4 billion balance, the Firm owns approximately 5% and services approximately 30% of the related senior lien loans to these same borrowers. The Firm estimates the balance of its total exposure to high-risk seconds on a quarterly basis using summary-level output from a database of information about senior and junior lien mortgage and home equity loans maintained by one of the bank regulatory agencies. This database comprises loan-level data provided by a number of servicers across the industry (including JPMorgan Chase). The performance of the Firm's junior lien loans is generally consistent regardless of whether the Firm owns, services or does not service the senior lien. The increased probability of default associated with these higher-risk junior lien loans was considered in estimating the allowance for loan losses.
Mortgage: Mortgage loans at September 30, 2011, including prime, subprime and loans held-for-sale, were $84.4 billion, compared with $86.0 billion at December 31, 2010. The decrease was primarily due to paydowns, portfolio run-off and charge-offs or liquidation of delinquent loans, partially offset by prime mortgage originations. Net charge-offs decreased from the third quarter of 2010, but remained elevated.
Prime mortgages, including option adjustable-rate mortgages (“ARMs”) and loans held-for-sale at September 30, 2011, were $74.4 billion, compared with $74.7 billion at December 31, 2010. The decrease was due to charge-offs or liquidation of delinquent loans, paydowns, and portfolio run-off of option ARM loans, mostly offset by prime mortgage originations. Excluding loans insured by U.S. government agencies, both early-stage and late-stage delinquencies showed modest improvement during the year but remained elevated. Nonaccrual loans showed improvement, but also remained elevated as a result of ongoing foreclosure processing delays. Net charge-offs declined year-over-year but remained high.
Option ARM loans, which are included in the prime mortgage portfolio, were $7.7 billion and $8.1 billion and represented 10% and 11% of the prime mortgage portfolio at September 30, 2011, and December 31, 2010, respectively. The decrease in option ARM loans resulted from portfolio run-off, partially offset by the repurchase of loans previously securitized as the securitization entities were terminated. The Firm’s option ARM loans, other than those held in the PCI portfolio, are primarily loans with lower LTV ratios and higher borrower FICOs. Accordingly, the Firm expects substantially lower losses on this portfolio when compared with the PCI option ARM pool. As of September 30, 2011, approximately 6% of option ARM borrowers were delinquent, 4% were making interest-only or negatively amortizing payments, and 90% were making amortizing payments. Approximately 83% of borrowers within the portfolio are subject to risk of payment shock due to future payment recast, as only a limited number of these loans have been modified. The cumulative amount of unpaid interest added to the unpaid principal balance due to negative amortization of option ARMs was not material at either September 30, 2011, or December 31, 2010. The Firm estimates the following balances of option ARM loans will experience a recast that results in a payment increase: $24 million in 2011, $107 million in 2012 and $350 million in 2013. The Firm did not originate option ARMs and new originations of option ARMs were discontinued by Washington Mutual prior to the date of JPMorgan Chase’s acquisition of its banking operations.
Subprime mortgages at September 30, 2011, were $10.0 billion, compared with $11.3 billion at December 31, 2010. The decrease was due to portfolio run-off and charge-offs or liquidation of delinquent loans. Both early-stage and late-stage delinquencies improved from December 31, 2010. However, delinquencies and nonaccrual loans remained at elevated levels. Net charge-offs improved from the same period in the prior year.
Auto: Auto loans at September 30, 2011, were $46.7 billion, compared with $48.4 billion at December 31, 2010. Loan balances declined due to paydowns and payoffs, which were only partially offset by new originations reflecting the impact of increased competition. Delinquent and nonaccrual loans have decreased from December 31, 2010. Net charge-offs declined from the prior year as a result of a decline in loss severity due to a strong used-car market nationwide. The auto loan portfolio reflected a high concentration of prime-quality credits.
Business banking: Business banking loans at September 30, 2011, were $17.3 billion, compared with $16.8 billion at December 31, 2010. The increase was due to growth in new loan origination volumes. These loans primarily include loans that are collateralized, often with personal loan guarantees, and may also include Small Business Administration guarantees. Delinquent loans and nonaccrual loans showed some improvement from December 31, 2010, but remain elevated. Net charge-offs declined from the prior year.
Student and other: Student and other loans at September 30, 2011, were $14.5 billion, compared with $15.3 billion at December 31, 2010. The decrease was due to paydowns and charge-offs on delinquent loans in student loans. Other loans primarily include other secured and unsecured consumer loans. Delinquencies and nonaccrual loans remained elevated, while charge-offs decreased from the prior-year quarter.
Purchased credit-impaired loans: PCI loans at September 30, 2011, were $67.1 billion, compared with $72.8 billion at December 31, 2010. This portfolio represents loans acquired in the Washington Mutual transaction that were recorded at fair value at the time of acquisition.
The Firm regularly updates the amount of principal and interest cash flows expected to be collected for these loans. Probable decreases in expected loan principal cash flows would trigger the recognition of impairment through the provision for loan losses. Probable and significant increases in expected cash flows (e.g., decreased principal credit losses, the net benefit of modifications) would first reverse any previously recorded allowance for loan losses, with any remaining increase in the expected cash flows recognized prospectively in interest income over the remaining estimated lives of the underlying loans. At both September 30, 2011, and December 31, 2010, the Firm’s allowance for loan losses for the home equity, prime mortgage, subprime mortgage and option ARM PCI pools was $1.6 billion, $1.8 billion, $98 million and $1.5 billion, respectively.
Approximately 33% of the option ARM PCI loans were delinquent, 3% were making interest-only or negatively amortizing payments, and 64% were making amortizing payments. Approximately 65% of current borrowers have been modified into fixed-rate, fully amortizing loans; substantially all of the remaining loans are subject to risk of payment shock due to future payment recast. The cumulative amount of unpaid interest added to the unpaid principal balance of the option ARM PCI pool was $1.2 billion and $1.4 billion at September 30, 2011, and December 31, 2010, respectively. The Firm estimates the following balances of option ARM PCI loans will experience a recast that results in a payment increase: $281 million in 2011, $2.0 billion in 2012 and $300 million in 2013.

The following table provides a summary of lifetime principal loss estimates included in both the nonaccretable difference and the allowance for loan losses. During the third quarter of 2011, the Firm’s estimate of principal losses was reduced as a result of loan modifications; however, estimated cash flows of the PCI loan pools did not increase due to foregone interest resulting from these modifications. Principal charge-offs will not be recorded on these pools until the nonaccretable difference has been fully depleted.

	Lifetime loss estimates(a)		LTD liquidation losses(b)
(in billions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Home equity	$14.6	$14.7	$10.1	$8.8
Prime mortgage	4.7	4.9	2.1	1.5
Subprime mortgage	3.5	3.7	1.6	1.2
Option ARMs	11.6	11.6	6.2	4.9
Total	$34.4	$34.9	$20.0	$16.4

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses only plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses only was $10.5 billion and $14.1 billion at September 30, 2011, and December 31, 2010, respectively.

(b)	Life-to-date (“LTD”) liquidation losses represent realization of loss upon loan resolution.
Geographic composition and current LTVs of residential real estate loans
The consumer credit portfolio is geographically diverse. At both September 30, 2011, and December 31, 2010, California had the greatest concentration of residential real estate loans with 24% of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans. Of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans, $80.8 billion, or 54%, were concentrated in California, New York, Arizona, Florida and Michigan at September 30, 2011, compared with $86.4 billion, or 54%, at December 31, 2010.
The current estimated average LTV ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 82% at September 30, 2011, compared with 83% at December 31, 2010. Excluding mortgage loans insured by U.S. government agencies and PCI loans, 23% of the retained portfolio had a current estimated LTV ratio greater than 100%, and 10% of the retained portfolio had a current estimated LTV ratio greater than 125% at September 30, 2011, compared with 24% and 10%, respectively, at December 31, 2010. The decline in home prices since 2007 has had a significant impact on the collateral values underlying the Firm’s residential real estate loan portfolio. In general, the delinquency rate for loans with high LTV ratios is greater than the delinquency rate for loans in which the borrower has equity in the collateral. While a large portion of the loans with current estimated LTV ratios greater than 100% continue to pay and are current, the continued willingness and ability of these borrowers to pay remains uncertain.
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
LTV ratios and ratios of carrying values to current estimated collateral values – PCI loans

	September 30, 2011					December 31, 2010
(in millions, except ratios)	Unpaid principal balance (a)	Current estimated LTV ratio(b)		Net carrying value(d)	Ratio of net carrying value to current estimated collateral value(d)	Unpaid principal balance(a)	Current estimated LTV ratio(b)		Net carrying value(d)	Ratio of net carrying value to current estimated collateral value(d)

Home equity	$25,800	115%	(c)	$21,522	96%	$28,312	117%	(c)	$22,876	95%
Prime mortgage	16,682	108		13,860	90	18,928	109		15,556	90
Subprime mortgage	7,437	114		4,974	76	8,042	113		5,300	74
Option ARMs	27,163	108		21,831	86	30,791	111		24,090	87

(a)	Represents the contractual amount of principal owed at September 30, 2011, and December 31, 2010.

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

(d)
Net carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition and is also net of the allowance for loan losses, which was $1.6 billion for home equity, $1.8 billion for prime mortgage, $98 million for subprime mortgage and $1.5 billion for option ARMs at both September 30, 2011, and December 31, 2010. Prior-period amounts have been revised to conform to the current-period presentation.

PCI loans in the states of California and Florida represented 53% and 10%, respectively, of total PCI loans at both September 30, 2011, and December 31, 2010. The current estimated average LTV ratios were 114% and 137% for California and Florida loans, respectively, at September 30, 2011, compared with 118% and 135%, respectively, at December 31, 2010. Continued pressure on housing prices in California and Florida have contributed negatively to both the current estimated average LTV ratio and the ratio of net carrying value to current estimated collateral value for loans in the PCI portfolio. Of the PCI portfolio, 61% had a current estimated LTV ratio greater than 100%, and 29% had a current estimated LTV ratio greater than 125% at September 30, 2011, compared with 63% and 31%, respectively, at December 31, 2010.
While the current estimated collateral value is greater than the net carrying value of PCI loans, the ultimate performance of this portfolio is highly dependent on borrowers’ behavior and ongoing ability and willingness to continue to make payments on homes with negative equity, as well as on the cost of alternative housing. For further information on the geographic composition and current estimated LTVs of residential real estate – non-PCI and PCI loans, see Note 13 on pages 142–154 of this Form 10-Q.
Loan modification activities
For additional information about consumer loan modification activities, including consumer loan modifications accounted for as troubled debt restructurings (“TDRs”), see Note 13 on pages 142–154 of this Form 10-Q and Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.
Residential real estate loans: For both the Firm’s on–balance sheet loans and loans serviced for others, more than 1,224,000 mortgage modifications have been offered to borrowers and approximately 428,000 have been approved since the beginning of 2009. Of these, approximately 405,000 have achieved permanent modification as of September 30, 2011. Of the remaining 796,000 offered modifications, 26% are in a trial period or still being reviewed for a modification, while 74% have dropped out of the modification program or otherwise were not eligible for final modification.
The Firm is participating in the U.S. Treasury’s Making Home Affordable (“MHA”) programs and is continuing to expand its other loss-mitigation efforts for financially distressed borrowers who do not qualify for the U.S. Treasury’s programs. The MHA programs include the Home Affordable Modification Program (“HAMP”) and the Second Lien Modification Program (“2MP”). The Firm’s other loss-mitigation programs for troubled borrowers who do not qualify for HAMP include the traditional modification programs offered by the GSEs and Ginnie Mae, as well as the Firm’s proprietary modification programs, which include concessions similar to those offered under HAMP and 2MP but with expanded eligibility criteria. In addition, the Firm has offered specific targeted modification programs to higher risk borrowers, many of whom were current on their mortgages prior to modification.
MHA, as well as the Firm’s other loss-mitigation programs, generally provide various concessions to financially troubled borrowers, including, but not limited to, interest rate reductions, term or payment extensions, and deferral or forgiveness of principal payments that would have otherwise been required under the terms of the original agreement. For further information about how loans are modified, see Note 13, Nature and extent of modifications, on pages 148–149 of this Form 10-Q.
Generally, modifications for borrowers who are in actual or imminent default require at least three payments to be made under the new terms during a trial modification period and must be successfully re-underwritten with income verification before the loan can be permanently modified. In the case of specific targeted modification programs, re-underwriting the loan or a trial modification period is generally not required. When the Firm modifies home equity lines of credit, future lending commitments related to the modified loans are canceled as part of the terms of the modification.
The ultimate success of these modification programs and their impact on reducing credit losses remains uncertain given the relatively short period of time since the introduction of these modification programs. The primary indicator used by management to monitor the success of these programs is the rate at which the modified loans redefault. Modification redefault rates are affected by a number of factors, including the type of loan modified, the borrower’s overall ability and willingness to repay the modified loan and other macroeconomic factors. Reduction in payment size for a borrower has shown to be the most significant driver in improving redefault rates. Modifications completed after July 1, 2009, whether under HAMP or under the Firm’s similar modification programs, differ from modifications completed under prior programs in that they are generally fully underwritten after a successful trial payment period of at least three months. Performance metrics to date for modifications seasoned more than six months show weighted average redefault rates of 22% and 29% for HAMP and the Firm’s similar modification programs, respectively. These redefault rates exclude certain recent modifications that were offered to borrowers who were current on their loans prior to modification, but who were subject to future payment recast risk, as well as other recent targeted modification programs. The weighted average default rate for such modifications that have seasoned more than six months was 5%. While the redefault rates for HAMP and the Firm’s other modification programs compare favorably to equivalent metrics for modifications completed under programs in effect prior to July 1, 2009, ultimate redefault rates remain uncertain until modified loans have seasoned.

The following table presents information as of September 30, 2011, and December 31, 2010, relating to restructured on–balance sheet residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. Modifications of PCI loans continue to be accounted for and reported as PCI loans, and the impact of the modification is incorporated into the Firm’s quarterly assessment of estimated future cash flows. Modifications of consumer loans other than PCI loans are generally accounted for and reported as TDRs. For further information on TDRs for the three months and nine months ended September 30, 2011, see Note 13 on pages 146-152 on this Form 10-Q.
Restructured residential real estate loans

	September 30, 2011		December 31, 2010
(in millions)	On–balance sheet loans	Nonaccrual on–balance sheet loans(d)	On–balance sheet loans	Nonaccrual on–balance sheet loans(d)
Restructured residential real estate loans – excluding PCI loans(a)(b)
Home equity – senior lien	$275	$48	$226	$38
Home equity – junior lien	606	201	283	63
Prime mortgage, including option ARMs	4,376	738	2,084	534
Subprime mortgage	3,007	752	2,751	632
Total restructured residential real estate loans – excluding PCI loans	$8,264	$1,739	$5,344	$1,267
Restructured PCI loans(c)
Home equity	$883	NA	$492	NA
Prime mortgage	4,762	NA	3,018	NA
Subprime mortgage	3,757	NA	3,329	NA
Option ARMs	12,907	NA	9,396	NA
Total restructured PCI loans	$22,309	NA	$16,235	NA

(a)	Amounts represent the carrying value of restructured residential real estate loans.

(b)
At September 30, 2011, and December 31, 2010, $3.8 billion and $3.0 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) were excluded from loans accounted for as TDRs. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 15 on pages 160–168 of this Form 10-Q.

(c)	Amounts represent the unpaid principal balance of restructured PCI loans.

(d)
Nonaccrual loans modified in a TDR may be returned to accrual status when repayment is reasonably assured and the borrower has made a minimum of six payments under the new terms or three payments subsequent to permanent modification if trial modification payments were made. As of September 30, 2011, and December 31, 2010, nonaccrual loans included $997 million and $580 million, respectively, of TDRs for which the borrowers had not yet made six payments under the modified terms.

Foreclosure prevention: Foreclosure is a last resort, and the Firm makes significant efforts to help borrowers stay in their homes. Since the third quarter of 2009, the Firm has prevented two foreclosures (through loan modification, short sales, and other foreclosure prevention means) for every foreclosure completed.
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
The foreclosure process is governed by laws and regulations established on a state-by-state basis. In some states, the foreclosure process involves a judicial process requiring filing documents with a court. In other states, the process is mostly non-judicial, involving various processes, some of which require filing documents with governmental agencies. During the third quarter of 2010, the Firm became aware that certain documents executed by Firm personnel in connection with the foreclosure process may not have complied with all applicable procedural requirements. As a result, the Firm instructed its outside foreclosure counsel to temporarily suspend foreclosures, foreclosure sales and evictions in 43 states so that it could review its processes. These matters are the subject of investigation by federal and state officials. For further discussion, see “Mortgage Foreclosure Investigations and Litigation” in Note 23 on page 186 of this Form 10-Q.
As of January 2011, the Firm had resumed initiation of new foreclosure proceedings in nearly all states in which it had previously suspended such proceedings.

Nonperforming assets
The following table presents information as of September 30, 2011, and December 31, 2010, about consumer, excluding credit card, nonperforming assets.
Nonperforming assets(a)

(in millions)	September 30, 2011	December 31, 2010
Nonaccrual loans(b)(c)
Home equity – senior lien	$479	$479
Home equity – junior lien	811	784
Prime mortgage, including option ARMs	3,656	4,320
Subprime mortgage	1,932	2,210
Auto	114	141
Business banking	756	832
Student and other	68	67
Total nonaccrual loans	7,816	8,833
Assets acquired in loan satisfactions
Real estate owned	874	1,294
Other	52	67
Total assets acquired in loan satisfactions	926	1,361
Total nonperforming assets	$8,742	$10,194

(a)
At September 30, 2011, and December 31, 2010, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $9.5 billion and $9.4 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $2.4 billion and $1.9 billion, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $567 million and $625 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

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

(c)	At September 30, 2011, and December 31, 2010, consumer, excluding credit card nonaccrual loans represented 2.52% and 2.70%, respectively, of total consumer, excluding credit card loans.
Nonaccrual loans: Total consumer, excluding credit card, nonaccrual loans were $7.8 billion at September 30, 2011, compared with $8.8 billion at December 31, 2010. Nonaccrual loans have declined, but remain at elevated levels. The elongated foreclosure processing timelines is expected to continue to result in elevated levels of nonaccrual loans in the residential real estate portfolios. In addition, the Firm’s policy that modified loans remain in nonaccrual status until repayment is reasonably assured and the borrower has made a minimum of six payments under the new terms or three payments subsequent to permanent modification if trial modification payments were made has also contributed to the elevated levels of nonaccrual loans. Nonaccrual loans in the residential real estate portfolio totaled $6.9 billion at September 30, 2011, of which 69% were greater than 150 days past due; this compared with nonaccrual residential real estate loans of $7.8 billion at December 31, 2010, of which 71% were greater than 150 days past due. Modified residential real estate loans of $1.7 billion and $1.3 billion at September 30, 2011, and December 31, 2010, respectively, were classified as nonaccrual loans. Of these modified residential real estate loans, $997 million and $580 million had yet to make six payments under their modified terms at September 30, 2011, and December 31, 2010, respectively, with the remaining nonaccrual modified loans having redefaulted. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 49% and 46% to estimated collateral value at September 30, 2011, and December 31, 2010, respectively.
Real estate owned (“REO”): REO assets, excluding those insured by U.S. government agencies, decreased by $420 million from $1.3 billion at December 31, 2010, to $874 million at September 30, 2011.
Enhancements to mortgage servicing
During the second quarter of 2011, the Firm entered into Consent Orders with banking regulators relating to its residential mortgage servicing, foreclosure and loss-mitigation activities. In their Orders, the regulators have mandated significant changes to the Firm’s servicing and default business and outlined requirements to implement these changes. In accordance with the requirements of the Consent Orders, the Firm submitted a comprehensive action plan in September 2011 and has commenced implementation. The plan sets forth the steps necessary to ensure the Firm’s residential mortgage servicing, foreclosure and loss-mitigation activities are conducted in accordance with the requirements of the Orders. In addition, the Firm has undertaken remedial actions to ensure that it satisfies all requirements relating to mortgage servicing, foreclosures and loss-mitigation activities outlined in the Consent Orders.
To date, the Firm has implemented a number of corrective actions including the following:

•	Established an independent Compliance Committee which meets regularly and monitors progress against the Consent Orders.

•	Launched a single point of contact for borrowers to ensure effective coordination and communication related to foreclosure,

loss-mitigation and loan modification.

•	Enhanced its approach to oversight over third-party vendors for foreclosure or other related functions.

•
Standardized the processes for maintaining appropriate controls and oversight of the Firm’s activities with respect to the Mortgage Electronic Registration system (“MERS”) and compliance with MERSCORP’s membership rules, terms and conditions.

•	Strengthened its compliance program so as to ensure mortgage-servicing and foreclosure operations, including loss-mitigation and loan modification, comply with all applicable legal requirements.

•	Enhanced management information systems for loan modification, loss-mitigation and foreclosure activities.

•	Developed a comprehensive assessment of risks in servicing operations including, but not limited to, operational, transaction, legal and reputational risks.
In addition, pursuant to the Consent Orders, the Firm is required to enhance oversight of its mortgage servicing activities, including compliance, management and audit and, accordingly, is making changes in its organization structure, control oversight and customer service practices.
Additionally, pursuant to the Consent Orders, the Firm has retained an independent consultant to conduct a review of its residential foreclosure actions during the period from January 1, 2009, through December 31, 2010 (including foreclosure actions brought in respect of loans being serviced), and to remediate any errors or deficiencies identified by the independent consultant, including, if required, by reimbursing borrowers for any identified financial injury they may have incurred. The identification of residential mortgage loans serviced by the Firm in which a foreclosure action was initiated has been provided to the Independent Consultant. The borrower outreach process is being finalized and is expected to begin in the fourth quarter of 2011. For additional information, see Note 23 on pages 181–189 of this Form 10-Q.
Credit Card
Total credit card loans were $127.1 billion at September 30, 2011, a decrease of $10.5 billion from December 31, 2010, due to lower seasonal balances, higher repayment rates, runoff of the Washington Mutual portfolio and the Firm's sale of the $3.7 billion Kohl's portfolio on April 1, 2011.
For the retained credit card portfolio, the 30+ day delinquency rate decreased to 2.90% at September 30, 2011, from 4.14% at December 31, 2010; and the net charge-off rate decreased to 4.70% for the three months ended September 30, 2011, from 8.87% for the three months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, the respective net charge-off rates were 5.83% and 10.31%. The delinquency trend is showing improvement, but the improvement slowed toward the end of the third quarter. Charge-offs have improved as a result of lower delinquent loans. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification. The greatest geographic concentration of credit card retained loans is in California, which represented 13% of total retained loans at both September 30, 2011, and December 31, 2010. Loan concentration for the top five states of California, New York, Texas, Florida and Illinois consisted of $51.4 billion in receivables, or 40% of the retained loan portfolio, at September 30, 2011, compared with $54.4 billion, or 40%, at December 31, 2010.
Total retained credit card loans, excluding the Washington Mutual portfolio, were $115.7 billion at September 30, 2011, compared with $121.8 billion at December 31, 2010. The 30+ day delinquency rate was 2.62% at September 30, 2011, down from 3.73% at December 31, 2010, and the net charge-off rate decreased to 4.29% for the three months ended September 30, 2011, from 8.06% for the three months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, the respective net charge-off rates were 5.27% and 9.24%.
Retained credit card loans in the Washington Mutual portfolio were $11.4 billion at September 30, 2011, compared with $13.7 billion at December 31, 2010. The Washington Mutual portfolio’s 30+ day delinquency rate was 5.68% at September 30, 2011, down from 7.74% at December 31, 2010. The respective net charge-off rates for the three months ended September 30, 2011 and 2010, were 8.79% and 15.58%, and for the nine months ended September 30, 2011 and 2010, the respective net charge-off rates were 11.09% and 18.72%.
Modifications of credit card loans
For additional information about loan modification programs to borrowers, see Modifications of credit card loans on pages 137–138 of JPMorgan Chase’s 2010 Annual Report.
At September 30, 2011, and December 31, 2010, the Firm had $7.8 billion and $10.0 billion, respectively, of on–balance sheet credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms. The decrease in modified credit card loans outstanding from December 31, 2010, was primarily attributable to a reduction in new modifications, with ongoing payments or charge-offs on previously modified credit card loans also contributing to the decrease. The Firm expects that a significant portion of the borrowers whose loans have been modified will not ultimately comply with the modified payment terms. Based on historical experience, the estimated weighted-average ultimate default rates for modified credit card loans were 36.22% at September 30, 2011, and 36.45% at December 31, 2010.

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
At September 30, 2011, and December 31, 2010, the Firm’s CRA loan portfolio was approximately $15 billion and $16 billion, respectively. At September 30, 2011, and December 31, 2010, 64% and 65%, respectively, of the CRA portfolio were residential mortgage loans; 16% and 15%, respectively, were business banking loans; 14%, for both periods, were commercial real estate loans; and 6%, respectively, were other loans for both periods. CRA nonaccrual loans were 6% of the Firm’s nonaccrual loans at both September 30, 2011, and December 31, 2010, respectively. Net charge-offs in the CRA portfolio were 3%, of the Firm’s net charge-offs for each of the three months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, the net charge-offs in the CRA portfolio were 3% and 2%, respectively, of the Firm's net charge-offs.

ALLOWANCE FOR CREDIT LOSSES
JPMorgan Chase’s allowance for loan losses covers the wholesale (risk-rated), and consumer (primarily scored) portfolios. The allowance represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also determines an allowance for wholesale and consumer (excluding credit card) lending-related commitments using a methodology similar to that used for wholesale loans.
For a further discussion of the components of the allowance for credit losses, see Critical Accounting Estimates Used by the Firm on pages 95–97 and Note 14 on pages 158–159 of this Form 10-Q.
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm, and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of September 30, 2011, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses inherent in the portfolio).
The allowance for credit losses was $29.0 billion at September 30, 2011, a decrease of $3.9 billion from $33.0 billion at December 31, 2010. The credit card allowance for loan losses decreased by $3.5 billion from December 31, 2010, primarily as a result of lower estimated losses. The wholesale allowance for loan losses decreased by $459 million from December 31, 2010, primarily related to the impact of loan sales and net repayments.
The allowance for lending-related commitments for both the wholesale and consumer, excluding credit card portfolios, which is reported in other liabilities, totaled $686 million and $717 million at September 30, 2011, and December 31, 2010, respectively.

The credit ratios in the table below are based on retained loan balances, which exclude loans held-for-sale and loans accounted for at fair value.
Summary of changes in the allowance for credit losses

	2011				2010
Nine months ended September 30,	Wholesale	Consumer, excluding credit card	Credit card	Total	Wholesale	Consumer, excluding credit card	Credit card	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$4,761	$16,471	$11,034	$32,266	$7,145	$14,785	$9,672	$31,602
Cumulative effect of change in accounting principles(a)	—	—	—	—	14	127	7,353	7,494
Gross charge-offs	485	4,109	6,527	11,121	1,575	6,106	12,430	20,111
Gross recoveries	(391)	(408)	(992)	(1,791)	(119)	(359)	(1,064)	(1,542)
Net charge-offs	94	3,701	5,535	9,330	1,456	5,747	11,366	18,569
Provision for loan losses	(347)	3,731	2,035	5,419	(750)	6,999	7,366	13,615
Other	(18)	19	(6)	(5)	10	5	4	19
Ending balance	$4,302	$16,520	$7,528	$28,350	$4,963	$16,169	$13,029	$34,161
Impairment methodology
Asset-specific(b)(c)(d)	$670	$1,016	$3,052	$4,738	$1,246	$1,088	$4,573	$6,907
Formula-based	3,632	10,563	4,476	18,671	3,717	12,270	8,456	24,443
PCI	—	4,941	—	4,941	—	2,811	—	2,811
Total allowance for loan losses	$4,302	$16,520	$7,528	$28,350	$4,963	$16,169	$13,029	$34,161
Allowance for lending-related commitments
Beginning balance at January 1,	$711	$6	$—	$717	$927	$12	$—	$939
Cumulative effect of change in accounting principles(a)	—	—	—	—	(18)	—	—	(18)
Provision for lending-related commitments	(29)	—	—	(29)	(14)	(5)	—	(19)
Other	(2)	—	—	(2)	(29)	—	—	(29)
Ending balance	$680	$6	$—	$686	$866	$7	$—	$873
Impairment methodology
Asset-specific	$156	$—	$—	$156	$267	$—	$—	$267
Formula-based	524	6	—	530	599	7	—	606
Total allowance for lending-related commitments	$680	$6	$—	$686	$866	$7	$—	$873
Total allowance for credit losses	$4,982	$16,526	$7,528	$29,036	$5,829	$16,176	$13,029	$35,034
Memo:
Retained loans, end of period	$255,799	$310,104	$127,041	$692,944	$217,582	$333,031	$136,436	$687,049
Retained loans, average	238,153	318,012	126,933	683,098	211,540	343,639	147,326	702,505
PCI loans, end of period	33	67,128	—	67,161	77	74,752	—	74,829
Credit ratios
Allowance for loan losses to retained loans	1.68%	5.33%	5.93%	4.09%	2.28%	4.86%	9.55%	4.97%
Allowance for loan losses to retained nonaccrual loans(d)	143	211	NM	262	95	164	NM	226
Allowance for loan losses to retained nonaccrual loans excluding credit card	143	211	NM	192	95	164	NM	140
Net charge-off rates(e)	0.05	1.56	5.83	1.83	0.92	2.24	10.31	3.53
Credit ratios excluding home lending PCI loans
Allowance for loan losses to retained loans(f)	1.68	4.77	5.93	3.74	2.28	5.17	9.55	5.12
Allowance for loan losses to retained nonaccrual loans(d)(f)	143	148	NM	216	95	135	NM	208
Allowance for loan losses to retained nonaccrual loans excluding credit card(d)(f)	143	148	NM	147	95	135	NM	121

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

(b)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(c)	The asset-specific consumer, excluding credit card allowance for loan losses included TDR reserves of $930 million and $980 million at September 30, 2011 and 2010, respectively.

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

Provision for credit losses
For the three and nine months ended September 30, 2011, the provision for credit losses was $2.4 billion and $5.4 billion, respectively, down 25% and 60%, respectively from the prior year periods. For the three and nine months ended September 30, 2011, the consumer, excluding credit card, provision for credit losses was $1.3 billion and $3.7 billion, down 17% and 47%, respectively, from the prior year periods, reflecting improved delinquency and charge-off trends in 2011 across most portfolios. The credit card provision for credit losses was $999 million and $2.0 billion, down 39% and 72%, respectively, from the prior year periods, driven primarily by improved net credit loss trends as well as a reduction in the allowance for loan losses for both the prior and current year periods as a result of improved delinquency trends. For the three and nine months ended September 30, 2011, the wholesale provision for credit losses was $127 million and a benefit of $376 million, compared with $44 million and a benefit of $764 million in the prior-year periods. The change in the wholesale provision when compared to the prior year periods primarily reflect loan growth and other portfolio activity including the effect on the allowance due to lower net charge-offs.

Three months ended September 30,	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2011	2010	2011	2010	2011	2010
Wholesale	$67	$62	$60	$(18)	$127	$44
Consumer, excluding credit card	1,285	1,549	—	(3)	1,285	1,546
Credit card	999	1,633	—	—	999	1,633
Total provision for credit losses	$2,351	$3,244	$60	$(21)	$2,411	$3,223

Nine months ended September 30,	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2011	2010	2011	2010	2011	2010
Wholesale	$(347)	$(750)	$(29)	$(14)	$(376)	$(764)
Consumer, excluding credit card	3,731	6,999	—	(5)	3,731	6,994
Credit card	2,035	7,366	—	—	2,035	7,366
Total provision for credit losses	$5,419	$13,615	$(29)	$(19)	$5,390	$13,596

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
The Firm calculates VaR to estimate possible economic outcomes for its current positions using historical simulation, which measures risk across instruments and portfolios in a consistent, comparable way. The simulation is based on data for the previous 12 months. This approach assumes that historical changes in market values are representative of the distribution of potential outcomes in the immediate future. VaR is calculated using a one day time horizon and an expected tail-loss methodology, and approximates a 95% confidence level. This means that, assuming current changes in market values are consistent with the historical changes used in the simulation, the Firm would expect to incur losses greater than that predicted by VaR estimates five times in every 100 trading days, or about 12 to 13 times a year. However, differences between current and historical market price volatility may result in fewer or greater VaR exceptions than the number indicated by the historical simulation. The Firm’s VaR calculation is highly granular and incorporates numerous risk factors, which are selected based on the risk profile of each portfolio.
The table below shows the results of the Firm’s VaR measure using a 95% confidence level.
Total IB trading VaR by risk type, credit portfolio VaR and other VaR

	Three months ended September 30,																Nine months ended September 30,
	2011						2010						At September 30,				Average
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2011		2010		2011		2010
IB VaR by risk type:
Fixed income	$48		$31		$68		$72		$55		$92		$62		$59		$47		$68
Foreign exchange	10		7		15		9		6		11		11		11		10		11
Equities	19		15		37		21		13		35		18		23		24		22
Commodities and other	15		12		21		13		11		15		17		14		15		16
Diversification benefit to IB trading VaR	(39)	(a)	NM	(b)	NM	(b)	(38)	(a)	NM	(b)	NM	(b)	(45)	(a)	(48)	(a)	(38)	(a)	(43)	(a)
IB trading VaR	$53		$34		$72		$77		$54		$100		$63		$59		$58		$74
Credit portfolio VaR	38		19		55		30		22		40		41		31		30		25
Diversification benefit to IB trading and credit portfolio VaR	(21)	(a)	NM	(b)	NM	(b)	(8)	(a)	NM	(b)	NM	(b)	(25)	(a)	(10)	(a)	(11)	(a)	(9)	(a)
Total IB trading and credit portfolio VaR	$70		$42		$101		$99		$73		$128		$79		$80		$77		$90
Other VaR :
Mortgage Production and Servicing VaR	40		15		72		24		8		47		46		20		25		24
Chief Investment Office (“CIO”) VaR	48		30		59		53		44		61		58		52		53		65
Diversification benefit to total other VaR	(15)	(a)	NM	(b)	NM	(b)	(15)	(a)	NM	(b)	NM	(b)	(26)	(a)	(13)	(a)	(13)	(a)	(14)	(a)
Total other VaR	$73		$46		$102		$62		$50		$79		$78		$59		$65		$75
Diversification benefit to total IB and other VaR	(35)	(a)	NM	(b)	NM	(b)	(52)	(a)	NM	(b)	NM	(b)	(31)	(a)	(41)	(a)	(45)	(a)	(66)	(a)
Total IB and other VaR	$108		$72		$147		$109		$82		$142		$126		$98		$97		$99

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

VaR Measurement
IB trading VaR includes substantially all trading activities in IB, including the credit spread sensitivities of certain mortgage products and syndicated lending facilities that the Firm intends to distribute. The Firm uses proxies to estimate the VaR for these products since daily time series are largely not available. It is likely that using an actual price-based time series for these products, if available, would affect the VaR results presented. In addition, for certain products included in IB trading and credit portfolio VaR particular risk parameters are not fully captured – for example, correlation risk.
Credit portfolio VaR includes the derivative CVA, hedges of the CVA and MTM hedges of the retained loan portfolio, which are reported in principal transactions revenue. However, Credit portfolio VaR does not include the retained portfolio, which is not MTM.
Other VaR includes certain positions employed as part of the Firm’s risk management function within the Chief Investment Office (“CIO”) and in the Mortgage Production and Servicing business. CIO VaR includes positions, primarily in debt securities and credit products, used to manage structural and other risks including interest rate, credit and mortgage risks arising from the Firm’s ongoing business activities. Mortgage Production and Servicing VaR includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges.
As noted above, IB, Credit portfolio and other VaR does not include the retained credit portfolio, which is not marked to market; however, it does include hedges of those positions. It also does not include DVA on derivative and structured liabilities to reflect the credit quality of the Firm; principal investments (mezzanine financing, tax-oriented investments, etc.); and certain securities and investments held by the Corporate/Private Equity line of business, including private equity investments, capital management positions and longer-term investments managed by CIO. These longer-term positions are managed through the Firm’s earnings-at-risk and other cash flow-monitoring processes, rather than by using a VaR measure. Principal investing activities and Private Equity positions are managed using stress and scenario analyses. See the DVA Sensitivity table on page 92 of this Form 10-Q for further details. For a discussion of Corporate/Private Equity, see pages 46–47 of this Form 10-Q.
Third-quarter and year-to-date 2011 VaR results
As presented in the table, average total IB and other VaR decreased slightly for the three and nine months ended September 30, 2011, when compared with the respective 2010 periods. The decreases were driven by a reduction in the Firm’s average IB VaR, mainly from reduced market volatility and reduced exposure in IB, partially offset by increases in Other VaR.
Average total IB trading and credit portfolio VaR for the three and nine months ended September 30, 2011, decreased compared with the respective 2010 periods. These decreases were driven primarily by reduced market volatility and a reduction in exposure primarily in the fixed income risk component.
CIO VaR for the three months and nine months ended September 30, 2011, decreased from the comparable 2010 periods. The decreases were driven by reduced market volatility as well as position changes.
The Firm’s average IB and other VaR diversification benefit was $35 million or 24% of the sum for the three months ended September 30, 2011, compared with $52 million or 32% of the sum for the three months ended September 30, 2010. The Firm’s average IB and other VaR diversification benefit was $45 million or 32% of the sum for the nine months ended September 30, 2011, compared with $66 million or 40% of the sum for the nine months ended September 30, 2010. In general, over the course of the year, VaR exposure can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR back-testing
The Firm conducts daily back-testing of VaR against its market risk related revenue, which is defined as the change in value of: principal transactions revenue for IB and CIO (less Private Equity gains/losses and revenue from longer-term CIO investments); trading-related net interest income for IB, CIO and Mortgage Production and Servicing; IB brokerage commissions, underwriting fees or other revenue; revenue from syndicated lending facilities that the Firm intends to distribute; and mortgage fees and related income for the Firm’s mortgage pipeline and warehouse loans, MSRs, and all related hedges. Daily firmwide market risk related revenue excludes gains and losses from DVA.

The following histogram illustrates the daily market risk related gains and losses for IB, CIO and Mortgage Production and Servicing positions for the first nine months of 2011. The chart shows that the Firm posted market risk related gains on 177 of the 195 days in this period, with five days exceeding $200 million. The inset graph looks at those days on which the Firm experienced losses and depicts the amount by which the VaR exceeded the actual loss on each of those days. Losses were sustained on 18 days during the nine months ended September 30, 2011, of which three days exceeded the VaR measure.

Daily IB & Other Market Risk Related Gains and Losses
(95% confidence-level VaR)
Nine months ended September 30, 2011
Average Daily Revenue: $76 million
Number of Trading Days
$ in millions
<0
0><30
30><60
60><90
90><120
120><160
160><200
>200
0
5
10
15
20
25
30
35
40
45
Daily IB & Other VaR Less Market Risk - Related Losses
Number of Trading Days
$ in Millions
<0
0><40
40><60
60><80
80><100
100><120
>120

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
Debit valuation adjustment sensitivity

(in millions)	One basis-point increase in JPMorgan Chase’s credit spread
September 30, 2011	$37
December 31, 2010	35
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

Nontrading interest rate-sensitive revenue-at-risk (i.e., “earnings-at-risk”)
Interest rate risk represents one of the Firm’s significant market risk exposures. This risk arises not only from trading activities but also from the Firm’s traditional banking activities which include extension of loans and credit facilities, taking deposits and issuing debt. The Firm manages this interest rate risk generally through its investment securities portfolio and related derivatives. The Firm evaluates its nontrading interest rate risk exposure through the stress testing of earnings-at-risk, which measures the extent to which changes in interest rates will affect the Firm’s net interest income and interest rate-sensitive fees (“nontrading interest rate-sensitive revenue”). Earnings-at-risk excludes the impact of trading activities and MSRs as these sensitivities are captured under VaR. For further discussion on interest rate exposure, see Earnings-at-risk stress testing on pages 145–146 of JPMorgan Chase’s 2010 Annual Report.
The Firm conducts simulations of changes in nontrading interest rate-sensitive revenue under a variety of interest rate scenarios. Earnings-at-risk tests measure the potential change in this revenue, and the corresponding impact to the Firm’s pretax earnings, over the following 12 months. These tests highlight exposures to various interest rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The tests include forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior. Mortgage prepayment assumptions are based on current interest rates compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience and forward market expectations. The amount and pricing assumptions of deposits that have no stated maturity are based on historical performance, the competitive environment, customer behavior, and product mix.
Immediate changes in interest rates present a limited view of risk, and so a number of alternative scenarios are also reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s earnings at risk over a wide range of outcomes.
JPMorgan Chase’s 12-month pretax earnings sensitivity profiles.
(Excludes the impact of trading activities and MSRs)

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp		-200bp
September 30, 2011	$4,460	$2,513	NM	(a)	NM	(a)
December 31, 2010	2,465	1,483	NM	(a)	NM	(a)

(a)
Downward 100- and 200-basis-point parallel shocks result in a Federal Funds target rate of zero and negative three- and six-month treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful.

The change in earnings at risk from December 31, 2010, resulted from investment portfolio repositioning and an assumed higher level of deposit balances. The Firm’s risk to rising rates was largely the result of widening deposit margins, which are currently compressed due to very low short-term interest rates.
Additionally, another interest rate scenario used by the Firm – involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels – results in a 12-month pretax earnings benefit of $576 million. The increase in earnings under this scenario is due to reinvestment of maturing assets at the higher long-term rates, with funding costs remaining unchanged.

PRIVATE EQUITY RISK MANAGEMENT
For a discussion of Private Equity Risk Management, see page 147 of JPMorgan Chase’s 2010 Annual Report. At September 30, 2011, and December 31, 2010, the carrying value of the Private Equity portfolio was $7.4 billion and $8.7 billion, respectively, of which $709 million and $875 million, respectively, represented securities with publicly available market quotations.

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
Dividends
At September 30, 2011, JPMorgan Chase’s banking subsidiaries could pay, in the aggregate, $6.2 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios, as well as the Firm’s wholesale and consumer lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses inherent in the portfolio as of the balance sheet date. The allowance for lending-related commitments is established to cover probable losses in the lending-related commitments portfolio. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Allowance for Credit Losses on pages 149–150 and Note 15 on pages 239–243 of JPMorgan Chase’s 2010 Annual Report; for amounts recorded as of September 30, 2011 and 2010, see Allowance for Credit Losses on pages 87–89 and Note 14 on pages 158–159 of this Form 10-Q.
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
Changes in economic conditions or in the Firm’s assumptions could affect the Firm’s estimate of probable losses inherent in the portfolio at the balance sheet date. For example, deterioration in the following inputs would have the following effects on the Firm’s modeled loss estimates as of September 30, 2011, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	A one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale loan portfolio could imply an increase in the Firm's modeled loss estimates of approximately $2.0 billion.

•
A 10% decline in home prices beyond current levels could imply an increase to modeled annual loss estimates for the residential real estate portfolio, excluding PCI loans, of approximately $0.7 billion.

•	A 50 basis point deterioration in forecasted credit card loss rates could imply an increase to modeled annualized credit card loan loss estimates of approximately $0.6 billion.
The purpose of these sensitivity analyzes is to provide an indication of the isolated impacts of hypothetical alternative assumptions on credit loss estimates. The changes in the inputs presented above are not intended to imply management’s expectation of future deterioration of those risk factors.
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

	September 30, 2011			December 31, 2010
(in billions)	Total assets at fair value	Total level 3 assets		Total assets at fair value	Total level 3 assets
Trading debt and equity instruments(a)	$352.7	$31.8		$409.4	$34.6
Derivative receivables – gross	2,039.3	39.7		1,529.4	34.6
Netting adjustment	(1,930.4)	—		(1,448.9)	—
Derivative receivables – net	108.9	39.7	(d)	80.5	34.6	(d)
AFS securities	339.3	22.1		316.3	14.3
Loans	2.0	1.6		2.0	1.5
MSRs	7.8	7.8		13.6	13.6
Private equity investments	7.3	6.6		8.7	7.9
Other(b)	45.7	4.5		43.8	4.1
Total assets measured at fair value on a recurring basis	863.7	114.1		874.3	110.6
Total assets measured at fair value on a nonrecurring basis(c)	4.8	0.9		9.9	4.0
Total assets measured at fair value	$868.5	$115.0	(e)	$884.2	$114.6	(e)
Total Firm assets	$2,289.2			$2,117.6
Level 3 assets as a percentage of total Firm assets		5%			5%
Level 3 assets as a percentage of total Firm assets at fair value		13%			13%

(a)	Includes physical commodities generally carried at the lower of cost or fair value.

(b)	Includes certain securities purchased under resale agreements, securities borrowed, accrued interest receivable and other investments.

(c)
Includes mortgage, home equity and other loans, where the carrying value is based on the fair value of the underlying collateral at September 30, 2011, and December 31, 2010; and includes credit card loans carried on the Consolidated Balance Sheet at the lower of cost or fair value at December 31, 2010.

(d)
Derivative receivable and derivative payable balances, and the related cash collateral received and paid, are presented net on the Consolidated Balance Sheets where there is a legally enforceable master netting agreement in place with counterparties. For purposes of the table above, the Firm does not reduce level 3 derivative receivable balances for netting adjustments, as such an adjustment is not relevant to a presentation based on the transparency of inputs to the valuation. Therefore, the derivative balances reported in the fair value hierarchy levels are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivable and payable balances would be $15.2 billion and $12.7 billion at September 30, 2011, and December 31, 2010, respectively, exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(e)	At September 30, 2011, and December 31, 2010, included $66.2 billion and $66.0 billion, respectively, of level 3 assets, consisting of recurring and nonrecurring assets carried by IB.
Valuation
For instruments classified within level 3 of the hierarchy, judgments used to estimate fair value may be significant. In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs – including, but not limited to, yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters, where relevant. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. For further discussion of changes in level 3 assets, see Note 3 on pages 104–116 of this Form 10-Q.
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
Purchased credit-impaired loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain loans with evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Firm would be unable to collect all contractually required payments receivable. These loans are considered to be PCI loans and are accounted for as described in Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report. The application of the accounting guidance for PCI loans requires a number of significant estimates and judgments, such as determining: (i) which loans are within the scope of PCI accounting guidance, (ii) the fair value of the PCI loans at acquisition, (iii) how loans are aggregated to apply the guidance on accounting for pools of loans, and (iv) estimates of cash flows to be collected over the term of the loans. For additional information on PCI loans, including the significant assumptions, estimates and judgment involved, see PCI loans on pages 152–153 of JPMorgan Chase’s 2010 Annual

Report and Note 14 on pages 158–159 of this Form 10-Q.
As of September 30, 2011, the carrying value of the aggregate portfolio of PCI loans incorporates assumptions about home prices derived from a nationally recognized home price index; this index reflects a further 4% decline in housing prices based on the geographic distribution of the PCI portfolio. An adverse home price scenario (reflecting an additional 6% decline in housing prices beyond that already assumed) could imply an increase in credit loss estimates for these loans of approximately $1.5 billion.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on page 153 of JPMorgan Chase’s 2010 Annual Report.
During the nine months ended September 30, 2011, the Firm updated the discounted cash flow valuations of certain consumer lending businesses in RFS and Card, which continue to have elevated risk for goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of regulatory and legislative changes. The assumptions used in the valuation of these businesses include (a) estimates of future cash flows for the business (which are dependent on portfolio outstanding balances, net interest margin, operating expense, credit losses and the amount of capital necessary given the risk of business activities to meet regulatory capital requirements), and (b) the cost of equity used to discount those cash flows to a present value. Each of these factors requires significant judgment and the assumptions used are based on management’s best estimate and most current projections, including the anticipated effects of regulatory and legislative changes, derived from the Firm’s business forecasting process reviewed with senior management. These projections are consistent with the short-term assumptions discussed in the Business Outlook on pages 8–9 of this Form 10-Q, and, in the longer term, incorporate a set of macroeconomic assumptions and the Firm’s best estimates of long-term growth and returns of its businesses. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates.
In addition, for its other businesses, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes) and prior projections of business performance. Based upon the updated valuations for its consumer lending businesses and reviews of its other businesses, the Firm concluded that goodwill allocated to all of its reporting units was not impaired at September 30, 2011. However, the fair value of the Firm’s consumer lending businesses in RFS and Card each exceeded their carrying values by less than 10% and the associated goodwill of such lines of business remains at an elevated risk of impairment due to each businesses’ exposure to U.S. consumer credit risk and the effects of economic, regulatory and legislative changes.
Deterioration in economic market conditions, increased estimates of the effects of recent regulatory or legislative changes, or additional regulatory or legislative changes may result in declines in projected business performance beyond management’s current expectations. For example, in RFS, such declines could result from increases in costs to resolve foreclosure-related matters or from deterioration in economic conditions that result in increased credit losses, including decreases in home prices beyond management’s current expectations. In Card, declines in business performance could result from deterioration in economic conditions such as increased unemployment claims or bankruptcy filings that result in increased credit losses or changes in customer behavior that cause decreased account activity or receivable balances. Such declines in business performance, increases in equity capital requirements, or increases in the estimated cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
For additional information on goodwill, see Note 16 on pages 168–172 of this Form 10-Q.
Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on page 154 of JPMorgan Chase’s 2010 Annual Report.
Litigation reserves
For a description of the significant estimates and judgments associated with establishing litigation reserves, see Note 23 on pages 181–189 of this Form 10-Q, and Note 32 on pages 282–289 of JPMorgan Chase’s 2010 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS
Fair value measurements and disclosures
In January 2010, the FASB issued guidance that requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. The clarifications and the requirement to separately disclose transfers of instruments between level 1 and level 2 of the fair value hierarchy was effective for interim reporting periods beginning after December 15, 2009; the Firm adopted this guidance in the first quarter of 2010. For additional information about the impact of the adoption of the new fair value measurements guidance, see Note 3 on pages 104–116 of this Form 10-Q. In addition, a new requirement to provide purchases, sales, issuances and settlements in the level 3 rollforward on a gross basis was effective for fiscal years beginning after December 15, 2010. The Firm adopted the new guidance, effective January 1, 2011.
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
Disclosures about the credit quality of financing receivables and the allowance for credit losses
In July 2010, the FASB issued guidance that requires enhanced disclosures surrounding the credit characteristics of the Firm’s loan portfolio. Under the new guidance, the Firm is required to disclose its accounting policies; the methods it uses to determine the components of the allowance for credit losses; and qualitative and quantitative information about the credit risk inherent in the loan portfolio, including additional information on loans modified in troubled debt restructurings (“TDRs”). For the Firm, the new disclosures, other than those related to TDRs, became effective for the 2010 Annual Report. New disclosures related to TDRs became effective for the 2011 third quarter. For additional information, see Notes 13 and 14 on pages 136–157 and 158–159 of this Form 10-Q. The adoption of this guidance only affected JPMorgan Chase’s disclosures of financing receivables and not its Consolidated Balance Sheets or results of operations.
Determining whether a restructuring is a troubled debt restructuring
In April 2011, the FASB issued guidance to clarify existing standards for determining whether a modification represents a TDR from the perspective of the creditor. The guidance became effective in the third quarter of 2011 and must be applied retrospectively to January 1, 2011. For information regarding the Firm's TDRs, see Note 13 on pages 136-157 of this Form 10-Q. The application of this guidance did not affect the Firm’s Consolidated Balance Sheets or results of operations.
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

•
The other risks and uncertainties detailed in Part II, Item 1A: Risk Factors, on pages 202–204 of this Form 10-Q, Part II, Item 1A, Risk Factors on pages 181 and 192-193 of JPMorgan Chase's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, and June 30, 2011, respectively, and Part I, Item 1A: Risk Factors, on pages 5–12 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

JPMORGAN CHASE & CO. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2011	2010	2011	2010
Revenue
Investment banking fees	$1,052	$1,476	$4,778	$4,358
Principal transactions	1,370	2,341	9,255	8,979
Lending- and deposit-related fees	1,643	1,563	4,838	4,795
Asset management, administration and commissions	3,448	3,188	10,757	9,802
Securities gains(a)	607	102	1,546	1,712
Mortgage fees and related income	1,380	707	1,996	2,253
Credit card income	1,666	1,477	4,799	4,333
Other income	780	468	2,236	1,465
Noninterest revenue	11,946	11,322	40,205	37,697
Interest income	15,160	15,606	46,239	48,170
Interest expense	3,343	3,104	10,681	9,271
Net interest income	11,817	12,502	35,558	38,899
Total net revenue	23,763	23,824	75,763	76,596
Provision for credit losses	2,411	3,223	5,390	13,596
Noninterest expense
Compensation expense	6,908	6,661	22,740	21,553
Occupancy expense	935	884	2,848	2,636
Technology, communications and equipment expense	1,248	1,184	3,665	3,486
Professional and outside services	1,860	1,718	5,461	4,978
Marketing	926	651	2,329	1,862
Other expense	3,445	3,082	10,687	9,942
Amortization of intangibles	212	218	641	696
Total noninterest expense	15,534	14,398	48,371	45,153
Income before income tax expense	5,818	6,203	22,002	17,847
Income tax expense	1,556	1,785	6,754	5,308
Net income	$4,262	$4,418	$15,248	$12,539
Net income applicable to common stockholders	$3,936	$4,019	$14,141	$11,353
Net income per common share data
Basic earnings per share	$1.02	$1.02	$3.60	$2.86
Diluted earnings per share	1.02	1.01	3.57	2.84
Weighted-average basic shares	3,859.6	3,954.3	3,933.2	3,969.4
Weighted-average diluted shares	3,872.2	3,971.9	3,956.5	3,990.7
Cash dividends declared per common share	$0.25	$0.05	$0.75	$0.15

(a)	The following other-than-temporary impairment losses are included in securities gains for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total other-than-temporary impairment losses	$—	$—	$(27)	$(94)
Losses recorded in/(reclassified from) other comprehensive income	(15)	—	(31)	(6)
Total credit losses recognized in income	$(15)	$—	$(58)	$(100)
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO. CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$56,766	$27,567
Deposits with banks	128,877	21,673
Federal funds sold and securities purchased under resale agreements (included $22,192 and $20,299 at fair value)	248,042	222,554
Securities borrowed (included $14,648 and $13,961 at fair value)	131,561	123,587
Trading assets (included assets pledged of $84,965 and $73,056)	461,531	489,892
Securities (included $339,336 and $316,318 at fair value and assets pledged of $89,558 and $86,891)	339,349	316,336
Loans (included $1,997 and $1,976 at fair value)	696,853	692,927
Allowance for loan losses	(28,350)	(32,266)
Loans, net of allowance for loan losses	668,503	660,661
Accrued interest and accounts receivable	72,080	70,147
Premises and equipment	13,812	13,355
Goodwill	48,180	48,854
Mortgage servicing rights	7,833	13,649
Other intangible assets	3,396	4,039
Other assets (included $16,131 and $18,201 at fair value and assets pledged of $1,483 and $1,485)	109,310	105,291
Total assets(a)	$2,289,240	$2,117,605
Liabilities
Deposits (included $4,816 and $4,369 at fair value)	$1,092,708	$930,369
Federal funds purchased and securities loaned or sold under repurchase agreements (included $7,011 and $4,060 at fair value)	238,585	276,644
Commercial paper	51,073	35,363
Other borrowed funds (included $9,381 and $9,931 at fair value)	29,318	34,325
Trading liabilities	155,841	146,166
Accounts payable and other liabilities (included the allowance for lending-related commitments of $686 and $717; and $68 and $236 at fair value)	199,769	170,330
Beneficial interests issued by consolidated variable interest entities (included $905 and $1,495 at fair value)	65,971	77,649
Long-term debt (included $35,865 and $38,839 at fair value)	273,688	270,653
Total liabilities(a)	2,106,953	1,941,499
Commitments and contingencies (see Notes 21 and 23 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares: issued 780,000 shares)	7,800	7,800
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Capital surplus	95,078	97,415
Retained earnings	85,726	73,998
Accumulated other comprehensive income/(loss)	1,964	1,001
Shares held in RSU Trust, at cost (1,191,314 and 1,192,712 shares)	(53)	(53)
Treasury stock, at cost (306,053,359 and 194,639,785 shares)	(12,333)	(8,160)
Total stockholders’ equity	182,287	176,106
Total liabilities and stockholders’ equity	$2,289,240	$2,117,605

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at September 30, 2011, and December 31, 2010. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

	September 30, 2011	December 31, 2010
Assets
Trading assets	$11,614	$9,837
Loans	77,815	95,587
All other assets	2,494	3,494
Total assets	$91,923	$108,918
Liabilities
Beneficial interests issued by consolidated variable interest entities	$65,972	$77,649
All other liabilities	1,534	1,922
Total liabilities	$67,506	$79,571
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At September 30, 2011, and December 31, 2010, the Firm provided limited program-wide credit enhancement of $3.0 billion and $2.0 billion, respectively, related to its Firm-administered multi-seller conduits, which are eliminated in consolidation. For further discussion, see Note 15 on pages 160–168 of this Form 10-Q.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine months ended September 30,
(in millions, except per share data)	2011	2010
Preferred stock
Balance at January 1	$7,800	$8,152
Redemption of preferred stock	—	(352)
Balance at September 30	7,800	7,800
Common stock
Balance at January 1 and September 30	4,105	4,105
Capital surplus
Balance at January 1	97,415	97,982
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(2,212)	229
Other	(125)	(1,273)
Balance at September 30	95,078	96,938
Retained earnings
Balance at January 1	73,998	62,481
Cumulative effect of changes in accounting principles	—	(4,376)
Net income	15,248	12,539
Dividends declared:
Preferred stock	(472)	(485)
Common stock ($0.75 and $0.15 per share)	(3,048)	(628)
Balance at September 30	85,726	69,531
Accumulated other comprehensive income/(loss)
Balance at January 1	1,001	(91)
Cumulative effect of changes in accounting principles	—	(144)
Other comprehensive income	963	3,331
Balance at September 30	1,964	3,096
Shares held in RSU Trust, at cost
Balance at January 1 and September 30	(53)	(68)
Treasury stock, at cost
Balance at January 1	(8,160)	(7,196)
Purchase of treasury stock	(7,877)	(2,312)
Reissuance from treasury stock	3,704	1,936
Balance at September 30	(12,333)	(7,572)
Total stockholders’ equity	$182,287	$173,830
Comprehensive income
Net income	$15,248	$12,539
Other comprehensive income	963	3,331
Comprehensive income	$16,211	$15,870
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended September 30,
(in millions)	2011	2010
Operating activities
Net income	$15,248	$12,539
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	5,390	13,596
Depreciation and amortization	3,176	2,989
Amortization of intangibles	641	696
Deferred tax benefit	(483)	(1,768)
Investment securities gains	(1,546)	(1,712)
Stock-based compensation	2,095	2,527
Originations and purchases of loans held-for-sale	(48,785)	(20,986)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	50,719	25,412
Net change in:
Trading assets	8,197	(69,777)
Securities borrowed	(7,987)	(7,691)
Accrued interest and accounts receivable	(1,949)	7,359
Other assets	(18,798)	(28,878)
Trading liabilities	23,013	49,216
Accounts payable and other liabilities	32,386	3,383
Other operating adjustments	5,201	8,232
Net cash provided by/(used in) operating activities	66,518	(4,863)
Investing activities
Net change in:
Deposits with banks	(107,190)	32,219
Federal funds sold and securities purchased under resale agreements	(25,174)	(39,427)
Held-to-maturity securities:
Proceeds	5	6
Available-for-sale securities:
Proceeds from maturities	58,740	71,848
Proceeds from sales	60,916	85,796
Purchases	(138,473)	(146,268)
Proceeds from sales and securitizations of loans held-for-investment	9,078	7,834
Other changes in loans, net	(27,805)	12,100
Net cash received from/(used in) business acquisitions or dispositions	37	(4,646)
All other investing activities, net	199	1,259
Net cash (used in)/provided by investing activities	(169,667)	20,721
Financing activities
Net change in:
Deposits	178,063	(20,215)
Federal funds purchased and securities loaned or sold under repurchase agreements	(38,094)	52,645
Commercial paper and other borrowed funds	13,845	(2,194)
Beneficial interests issued by consolidated variable interest entities	1,702	(2,111)
Proceeds from long-term borrowings and trust preferred capital debt securities	45,253	39,086
Payments of long-term borrowings and trust preferred capital debt securities	(56,819)	(81,657)
Excess tax benefits related to stock-based compensation	778	23
Redemption of preferred stock	—	(352)
Treasury stock and warrants repurchased	(8,000)	(2,312)
Dividends paid	(2,626)	(1,002)
All other financing activities, net	(1,737)	(484)
Net cash provided by/(used in) financing activities	132,365	(18,573)
Effect of exchange rate changes on cash and due from banks	(17)	469
Net increase/(decrease) in cash and due from banks	29,199	(2,246)
Cash and due from banks at the beginning of the period	27,567	26,206
Cash and due from banks at the end of the period	$56,766	$23,960
Cash interest paid	$10,745	$8,973
Cash income taxes paid, net	5,770	8,406

Note:
Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated noncash assets and liabilities of $87.7 billion and $92.2 billion, respectively.

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 196–199 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations in more than 60 countries. The Firm is a leader in investment banking, financial services for consumers and small business, commercial banking, financial transaction processing, asset management and private equity. For a discussion of the Firm’s business-segment information, see Note 24 on pages 190–192 of this Form 10-Q.
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
For additional information on repurchases see Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 204–205 of this Form 10-Q.
NOTE 3 – FAIR VALUE MEASUREMENT
For a further discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 3 on pages 170–187 of JPMorgan Chase’s 2010 Annual Report.
During the first nine months of 2011, no changes were made to the Firm’s valuation models that had, or were expected to have, a material impact on the Firm’s Consolidated Balance Sheets or results of operations.
The following table presents the assets and liabilities measured at fair value as of September 30, 2011, and December 31, 2010, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis

	Fair value hierarchy
September 30, 2011 (in millions)	Level 1(h)	Level 2(h)	Level 3(h)	Netting adjustments	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$22,192	$—	$—	$22,192
Securities borrowed	—	14,648	—	—	14,648
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	23,919	8,084	95	—	32,098
Residential – nonagency	—	2,981	807	—	3,788
Commercial – nonagency	—	897	1,835	—	2,732
Total mortgage-backed securities	23,919	11,962	2,737	—	38,618
U.S. Treasury and government agencies(a)	14,892	10,316	—	—	25,208
Obligations of U.S. states and municipalities	—	13,632	1,565	—	15,197
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,292	—	—	2,292
Non-U.S. government debt securities	26,137	44,388	98	—	70,623
Corporate debt securities	—	38,039	5,260	—	43,299
Loans(b)	—	22,152	11,584	—	33,736
Asset-backed securities	—	3,373	8,441	—	11,814
Total debt instruments	64,948	146,154	29,685	—	240,787
Equity securities	83,696	2,586	1,206	—	87,488
Physical commodities(c)	18,135	3,193	—	—	21,328
Other	—	2,187	888	—	3,075
Total debt and equity instruments(d)	166,779	154,120	31,779	—	352,678
Derivative receivables:
Interest rate	1,318	1,479,047	6,791	(1,436,508)	50,648
Credit	—	176,346	20,173	(189,486)	7,033
Foreign exchange	2,348	217,414	4,542	(198,417)	25,887
Equity	97	60,235	4,155	(55,983)	8,504
Commodity	9,359	53,457	4,027	(50,062)	16,781
Total derivative receivables(e)	13,122	1,986,499	39,688	(1,930,456)	108,853
Total trading assets	179,901	2,140,619	71,467	(1,930,456)	461,531
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	93,991	16,011	—	—	110,002
Residential – nonagency	—	59,405	3	—	59,408
Commercial – nonagency	—	6,997	278	—	7,275
Total mortgage-backed securities	93,991	82,413	281	—	176,685
U.S. Treasury and government agencies(a)	3,159	4,531	—	—	7,690
Obligations of U.S. states and municipalities	36	15,028	258	—	15,322
Certificates of deposit	—	4,973	—	—	4,973
Non-U.S. government debt securities	21,335	14,487	—	—	35,822
Corporate debt securities	—	60,422	—	—	60,422
Asset-backed securities:
Credit card receivables	—	4,989	—	—	4,989
Collateralized loan obligations	—	116	21,317	—	21,433
Other	—	9,168	213	—	9,381
Equity securities	2,581	38	—	—	2,619
Total available-for-sale securities	121,102	196,165	22,069	—	339,336
Loans	—	383	1,614	—	1,997
Mortgage servicing rights	—	—	7,833	—	7,833
Other assets:
Private equity investments(f)	130	579	6,589	—	7,298
All other	4,191	155	4,487	—	8,833
Total other assets	4,321	734	11,076	—	16,131
Total assets measured at fair value on a recurring basis(g)	$305,324	$2,374,741	$114,059	$(1,930,456)	$863,668
Deposits	$—	$4,166	$650	$—	$4,816
Federal funds purchased and securities loaned or sold under repurchase agreements	—	7,011	—	—	7,011
Other borrowed funds	—	7,532	1,849	—	9,381
Trading liabilities:
Debt and equity instruments(d)	54,948	21,334	310	—	76,592
Derivative payables:
Interest rate	1,320	1,437,986	3,324	(1,417,263)	25,367
Credit	—	179,964	11,336	(185,085)	6,215
Foreign exchange	2,553	204,699	6,130	(191,165)	22,217
Equity	75	49,074	7,543	(47,506)	9,186
Commodity	8,267	55,283	4,794	(52,080)	16,264
Total derivative payables(e)	12,215	1,927,006	33,127	(1,893,099)	79,249
Total trading liabilities	67,163	1,948,340	33,437	(1,893,099)	155,841
Accounts payable and other liabilities	—	—	68	—	68
Beneficial interests issued by consolidated VIEs	—	541	364	—	905
Long-term debt	—	22,724	13,141	—	35,865
Total liabilities measured at fair value on a recurring basis	$67,163	$1,990,314	$49,509	$(1,893,099)	$213,887

	Fair value hierarchy
December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Netting adjustments	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$20,299	$—	$—	$20,299
Securities borrowed	—	13,961	—	—	13,961
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	36,813	10,738	174	—	47,725
Residential – nonagency	—	2,807	687	—	3,494
Commercial – nonagency	—	1,093	2,069	—	3,162
Total mortgage-backed securities	36,813	14,638	2,930	—	54,381
U.S. Treasury and government agencies(a)	12,863	9,026	—	—	21,889
Obligations of U.S. states and municipalities	—	11,715	2,257	—	13,972
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,248	—	—	3,248
Non-U.S. government debt securities	31,127	38,482	202	—	69,811
Corporate debt securities	—	42,280	4,946	—	47,226
Loans(b)	—	21,736	13,144	—	34,880
Asset-backed securities	—	2,743	8,460	—	11,203
Total debt instruments	80,803	143,868	31,939	—	256,610
Equity securities	124,400	3,153	1,685	—	129,238
Physical commodities(c)	18,327	2,708	—	—	21,035
Other	—	1,598	930	—	2,528
Total debt and equity instruments(d)	223,530	151,327	34,554	—	409,411
Derivative receivables:
Interest rate	2,278	1,120,282	5,422	(1,095,427)	32,555
Credit	—	111,827	17,902	(122,004)	7,725
Foreign exchange	1,121	163,114	4,236	(142,613)	25,858
Equity	30	38,718	4,885	(39,429)	4,204
Commodity	1,324	56,076	2,197	(49,458)	10,139
Total derivative receivables(e)	4,753	1,490,017	34,642	(1,448,931)	80,481
Total trading assets	228,283	1,641,344	69,196	(1,448,931)	489,892
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	104,736	15,490	—	—	120,226
Residential – nonagency	1	48,969	5	—	48,975
Commercial – nonagency	—	5,403	251	—	5,654
Total mortgage-backed securities	104,737	69,862	256	—	174,855
U.S. Treasury and government agencies(a)	522	10,826	—	—	11,348
Obligations of U.S. states and municipalities	31	11,272	256	—	11,559
Certificates of deposit	6	3,641	—	—	3,647
Non-U.S. government debt securities	13,107	7,670	—	—	20,777
Corporate debt securities	—	61,793	—	—	61,793
Asset-backed securities:
Credit card receivables	—	7,608	—	—	7,608
Collateralized loan obligations	—	128	13,470	—	13,598
Other	—	8,777	305	—	9,082
Equity securities	1,998	53	—	—	2,051
Total available-for-sale securities	120,401	181,630	14,287	—	316,318
Loans	—	510	1,466	—	1,976
Mortgage servicing rights	—	—	13,649	—	13,649
Other assets:
Private equity investments(f)	49	826	7,862	—	8,737
All other	5,093	192	4,179	—	9,464
Total other assets	5,142	1,018	12,041	—	18,201
Total assets measured at fair value on a recurring basis(g)	$353,826	$1,858,762	$110,639	$(1,448,931)	$874,296
Deposits	$—	$3,596	$773	$—	$4,369
Federal funds purchased and securities loaned or sold under repurchase agreements	—	4,060	—	—	4,060
Other borrowed funds	—	8,547	1,384	—	9,931
Trading liabilities:
Debt and equity instruments(d)	58,468	18,425	54	—	76,947
Derivative payables:
Interest rate	2,625	1,085,233	2,586	(1,070,057)	20,387
Credit	—	112,545	12,516	(119,923)	5,138
Foreign exchange	972	158,908	4,850	(139,715)	25,015
Equity	22	39,046	7,331	(35,949)	10,450
Commodity	862	54,611	3,002	(50,246)	8,229
Total derivative payables(e)	4,481	1,450,343	30,285	(1,415,890)	69,219
Total trading liabilities	62,949	1,468,768	30,339	(1,415,890)	146,166
Accounts payable and other liabilities	—	—	236	—	236
Beneficial interests issued by consolidated VIEs	—	622	873	—	1,495
Long-term debt	—	25,795	13,044	—	38,839
Total liabilities measured at fair value on a recurring basis	$62,949	$1,511,388	$46,649	$(1,415,890)	$205,096

(a)
At September 30, 2011, and December 31, 2010, included total U.S. government-sponsored enterprise obligations of $123.0 billion and $137.3 billion respectively, which were predominantly mortgage-related.

(b)
At September 30, 2011, and December 31, 2010, included within trading loans were $19.9 billion and $22.7 billion, respectively, of residential first-lien mortgages, and $1.8 billion and $2.6 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $11.3 billion and $13.1 billion, respectively, and reverse mortgages of $4.0 billion and $4.0 billion, respectively.

(c)	Physical commodities inventories are generally accounted for at the lower of cost or fair value.

(d)
Balances reflect the reduction of securities owned (long positions) by the amount of securities sold but not yet purchased (short positions) when the long and short positions have identical Committee on Uniform Security Identification Procedures numbers (“CUSIPs”).

(e)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivable and payable balances would be $15.2 billion and $12.7 billion at September 30, 2011, and December 31, 2010, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(f)
Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost basis of the private equity investment portfolio totaled $9.5 billion and $10.0 billion at September 30, 2011, and December 31, 2010, respectively.

(g)
At September 30, 2011, and December 31, 2010, balances included investments valued at net asset values of $11.0 billion and $12.1 billion, respectively, of which $5.0 billion and $5.9 billion, respectively, were classified in level 1, $1.5 billion and $2.0 billion, respectively, in level 2, and $4.5 billion and $4.2 billion, respectively, in level 3.

(h)	For the nine months ended September 30, 2011 and 2010, the transfers between levels 1, 2 and 3, were not significant. All transfers are assumed to occur at the beginning of the reporting period.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the balance sheet amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and nine months ended September 30, 2011 and 2010. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2011	Fair value at June 30, 2011	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(g)	Fair value at Sept. 30, 2011	Change in unrealized gains/(losses) related to financial instruments held at Sept. 30, 2011
(in millions)				Purchases(f)	Sales	Issuances	Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$165	$3		$—	$—	$—	$(15)	$(58)	$95	$(6)
Residential – nonagency	863	(13)		104	(98)	—	(51)	2	807	(41)
Commercial – nonagency	1,843	12		121	(82)	—	(59)	—	1,835	2
Total mortgage-backed securities	2,871	2		225	(180)	—	(125)	(56)	2,737	(45)
Obligations of U.S. states and municipalities	1,855	11		68	(369)	—	—	—	1,565	10
Non-U.S. government debt securities	82	5		201	(166)	—	(24)	—	98	5
Corporate debt securities	5,606	(60)		1,388	(1,570)	—	(175)	71	5,260	(35)
Loans	11,742	14		1,547	(988)	—	(880)	149	11,584	(81)
Asset-backed securities	8,319	(453)		1,698	(1,065)	—	(61)	3	8,441	(458)
Total debt instruments	30,475	(481)		5,127	(4,338)	—	(1,265)	167	29,685	(604)
Equity securities	1,408	75		40	(272)	—	(22)	(23)	1,206	51
Other	908	(2)		9	(2)	—	(25)	—	888	(12)
Total debt and equity instruments	32,791	(408)	(b)	5,176	(4,612)	—	(1,312)	144	31,779	(565)	(b)
Net derivative receivables:
Interest rate	3,117	1,943		97	(52)	—	(1,432)	(206)	3,467	931
Credit	4,733	3,909		19	(7)	—	183	—	8,837	3,712
Foreign exchange	(536)	(1,236)		51	(15)	—	179	(31)	(1,588)	(1,250)
Equity	(3,203)	(85)		117	(309)	—	91	1	(3,388)	(177)
Commodity	(1,274)	380		64	(5)	—	(22)	90	(767)	287
Total net derivative receivables	2,837	4,911	(b)	348	(388)	—	(1,001)	(146)	6,561	3,503	(b)
Available-for-sale securities:
Asset-backed securities	15,402	(453)		9,349	(1,392)	—	(1,376)	—	21,530	(457)
Other	501	(2)		57	—	—	(17)	—	539	(2)
Total available-for-sale securities	15,903	(455)	(c)	9,406	(1,392)	—	(1,393)	—	22,069	(459)	(c)
Loans	1,472	167	(b)	120	(9)	—	(151)	15	1,614	163	(b)
Mortgage servicing rights	12,243	(4,575)	(d)	624	—	—	(459)	—	7,833	(4,575)	(d)
Other assets:
Private equity investments	8,022	(469)	(b)	49	(691)	—	(156)	(166)	6,589	(372)	(b)
All other	4,449	(50)	(e)	154	(19)	—	(47)	—	4,487	(56)	(e)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2011	Fair value at June 30, 2011	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(g)	Fair value at Sept. 30, 2011	Change in unrealized (gains)/losses related to financial instruments held at Sept. 30, 2011
(in millions)				Purchases(f)	Sales	Issuances	Settlements
Liabilities(a):
Deposits	$863	$(1)	(b)	$—	$—	$29	$(241)	$—	$650	$(11)	(b)
Other borrowed funds	2,078	(241)	(b)	—	—	157	(145)	—	1,849	(7)	(b)
Trading liabilities – debt and equity instruments	197	7	(b)	(111)	296	—	(79)	—	310	—	(b)
Accounts payable and other liabilities	73	1	(e)	—	—	—	(6)	—	68	1	(e)
Beneficial interests issued by consolidated VIEs	430	10	(b)	—	—	2	(78)	—	364	(4)	(b)
Long-term debt	13,534	(131)	(b)	—	—	394	(865)	209	13,141	98	(b)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2010	Fair value at June 30, 2010	Total realized/ unrealized gains/(losses)		Purchases, issuances, settlements, net	Transfers into and/or out of level 3(g)	Fair value at Sept. 30, 2010	Change in unrealized gains/(losses) related to financial instruments held Sept. 30, 2010
(in millions)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$176	$3		$—	$—	$179	$(9)
Residential – nonagency	804	89		(233)	—	660	17
Commercial – nonagency	1,739	89		47	—	1,875	74
Total mortgage-backed securities	2,719	181		(186)	—	2,714	82
Obligations of U.S. states and municipalities	2,008	21		21	—	2,050	19
Non-U.S. government debt securities	114	(6)		88	(3)	193	(5)
Corporate debt securities	4,551	16		73	(229)	4,411	42
Loans	14,889	537		754	(135)	16,045	424
Asset-backed securities	8,637	409		(396)	1	8,651	330
Total debt instruments	32,918	1,158		354	(366)	34,064	892
Equity securities	1,822	25		14	(74)	1,787	59
Other	920	163		(19)	—	1,064	170
Total debt and equity instruments	35,660	1,346	(b)	349	(440)	36,915	1,121	(b)
Net of derivative receivables:
Interest rate	3,047	1,444		(1,168)	(26)	3,297	595
Credit	9,786	(1,635)		(132)	(40)	7,979	(1,443)
Foreign exchange	51	(596)		471	(12)	(86)	(445)
Equity	(2,159)	(268)		(90)	75	(2,442)	(284)
Commodity	(417)	(74)		(266)	37	(720)	(78)
Total net derivative receivables	10,308	(1,129)	(b)	(1,185)	34	8,028	(1,655)	(b)
Available-for-sale securities:
Asset-backed securities	12,334	102		1,536	—	13,972	101
Other	410	20		76	—	506	20
Total available-for-sale securities	12,744	122	(c)	1,612	—	14,478	121	(c)
Loans	1,065	104	(b)	56	—	1,225	97	(b)
Mortgage servicing rights	11,853	(1,497)	(d)	(51)	—	10,305	(1,497)	(d)
Other assets:
Private equity investments	7,246	827	(b)	236	(107)	8,202	685	(b)
All other	4,308	(71)	(b)	210	(2)	4,445	7	(b)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2010	Fair value at June 30, 2010	Total realized/ unrealized (gains)/losses		Purchases, issuances, settlements, net	Transfers into and/or out of level 3(g)	Fair value at Sept. 30, 2010	Change in unrealized (gains)/losses related to financial instruments held Sept. 30, 2010
(in millions)
Liabilities(a):
Deposits	$884	$62	(b)	$(84)	$20	$882	$141	(b)
Other borrowed funds	291	72	(b)	942	—	1,305	68	(b)
Trading liabilities – debt and equity instruments	4	—	(b)	20	—	24	1	(b)
Accounts payable and other liabilities	449	(52)	(e)	(57)	—	340	47	(e)
Beneficial interests issued by consolidated VIEs	1,392	27	(b)	(171)	80	1,328	27	(b)
Long-term debt	15,762	784	(b)	(2,303)	(173)	14,070	1,056	(b)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2011	Fair value at January 1, 2011	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(g)	Fair value at Sept. 30, 2011	Change in unrealized gains/(losses) related to financial instruments held at Sept. 30, 2011
(in millions)				Purchases(f)	Sales	Issuances	Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$174	$32		$28	$(39)	$—	$(42)	$(58)	$95	$(17)
Residential – nonagency	687	114		609	(369)	—	(175)	(59)	807	12
Commercial – nonagency	2,069	59		686	(826)	—	(153)	—	1,835	34
Total mortgage-backed securities	2,930	205		1,323	(1,234)	—	(370)	(117)	2,737	29
Obligations of U.S. states and municipalities	2,257	11		624	(1,338)	—	(1)	12	1,565	(3)
Non-U.S. government debt securities	202	9		444	(420)	—	(63)	(74)	98	11
Corporate debt securities	4,946	(5)		4,817	(4,465)	—	(292)	259	5,260	(46)
Loans	13,144	335		4,161	(3,765)	—	(2,033)	(258)	11,584	155
Asset-backed securities	8,460	175		3,671	(3,526)	—	(361)	22	8,441	(306)
Total debt instruments	31,939	730		15,040	(14,748)	—	(3,120)	(156)	29,685	(160)
Equity securities	1,685	315		138	(471)	—	(398)	(63)	1,206	294
Other	930	29		28	(14)	—	(85)	—	888	32
Total debt and equity instruments	34,554	1,074	(b)	15,206	(15,233)	—	(3,603)	(219)	31,779	166	(b)
Net derivative receivables:
Interest rate	2,836	3,869		442	(171)	—	(3,335)	(174)	3,467	945
Credit	5,386	3,357		21	(10)	—	102	(19)	8,837	3,570
Foreign exchange	(614)	(1,718)		167	(18)	—	641	(46)	(1,588)	(300)
Equity	(2,446)	(63)		352	(881)	—	(448)	98	(3,388)	343
Commodity	(805)	669		199	(102)	—	(563)	(165)	(767)	162
Total net derivative receivables	4,357	6,114	(b)	1,181	(1,182)	—	(3,603)	(306)	6,561	4,720	(b)
Available-for-sale securities:
Asset-backed securities	13,775	128		11,309	(1,418)	—	(2,264)	—	21,530	(459)
Other	512	(1)		57	(3)	—	(26)	—	539	—
Total available-for-sale securities	14,287	127	(c)	11,366	(1,421)	—	(2,290)	—	22,069	(459)	(c)
Loans	1,466	427	(b)	245	(9)	—	(514)	(1)	1,614	397	(b)
Mortgage servicing rights	13,649	(6,286)	(d)	1,973	—	—	(1,503)	—	7,833	(6,286)	(d)
Other assets:
Private equity investments	7,862	1,213	(b)	846	(2,736)	—	(430)	(166)	6,589	(461)	(b)
All other	4,179	(19)	(e)	863	(22)	—	(485)	(29)	4,487	(23)	(e)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2011	Fair value at January 1, 2011	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(g)	Fair value at Sept. 30, 2011	Change in unrealized (gains)/losses related to financial instruments held at Sept. 30, 2011
(in millions)				Purchases(f)	Sales	Issuances	Settlements
Liabilities(a):
Deposits	$773	$(9)	(b)	$—	$—	$245	$(358)	$(1)	$650	$(16)	(b)
Other borrowed funds	1,384	(267)	(b)	—	—	1,060	(330)	2	1,849	(152)	(b)
Trading liabilities – debt and equity instruments	54	2	(b)	(244)	573	—	(79)	4	310	(12)	(b)
Accounts payable and other liabilities	236	(62)	(e)	—	—	—	(106)	—	68	4	(e)
Beneficial interests issued by consolidated VIEs	873	35	(b)	—	—	116	(660)	—	364	(36)	(b)
Long-term debt	13,044	326	(b)	—	—	1,650	(2,327)	448	13,141	209	(b)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2010	Fair value at January 1, 2010	Total realized/ unrealized gains/(losses)		Purchases, issuances, settlements, net	Transfers into and/or out of level 3(g)	Fair value at Sept. 30, 2010	Change in unrealized gains/(losses) related to financial instruments held at Sept. 30, 2010
(in millions)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$260	$27		$(105)	$(3)	$179	$(19)
Residential – nonagency	1,115	166		(573)	(48)	660	62
Commercial – nonagency	1,770	205		(97)	(3)	1,875	104
Total mortgage-backed securities	3,145	398		(775)	(54)	2,714	147
Obligations of U.S. states and municipalities	1,971	(6)		(57)	142	2,050	(24)
Non-U.S. government debt securities	89	(28)		135	(3)	193	(10)
Corporate debt securities	5,241	(315)		(394)	(121)	4,411	(36)
Loans	13,218	247		2,797	(217)	16,045	278
Asset-backed securities	8,620	252		(238)	17	8,651	130
Total debt instruments	32,284	548		1,468	(236)	34,064	485
Equity securities	1,956	106		(217)	(58)	1,787	263
Other	1,441	219		(674)	78	1,064	219
Total debt and equity instruments	35,681	873	(b)	577	(216)	36,915	967	(b)
Net of derivative receivables:
Interest rate	2,040	2,885		(1,743)	115	3,297	915
Credit	10,350	(236)		(2,093)	(42)	7,979	291
Foreign exchange	1,082	(1,489)		627	(306)	(86)	191
Equity	(2,306)	(354)		(86)	304	(2,442)	(224)
Commodity	(329)	(726)		206	129	(720)	15
Total net derivative receivables	10,837	80	(b)	(3,089)	200	8,028	1,188	(b)
Available-for-sale securities:
Asset-backed securities	12,732	(3)		1,243	—	13,972	(21)
Other	461	(47)		(13)	105	506	20
Total available-for-sale securities	13,193	(50)	(c)	1,230	105	14,478	(1)	(c)
Loans	990	93	(b)	134	8	1,225	41	(b)
Mortgage servicing rights	15,531	(5,177)	(d)	(49)	—	10,305	(5,177)	(d)
Other assets:
Private equity investments	6,563	963	(b)	1,167	(491)	8,202	697	(b)
All other	9,521	(129)	(b)	(4,850)	(97)	4,445	(30)	(b)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2010	Fair value at January 1, 2010	Total realized/ unrealized (gains)/losses		Purchases, issuances, settlements, net	Transfers into and/or out of level 3(g)	Fair value at Sept. 30, 2010	Change in unrealized (gains)/losses related to financial instruments held at Sept. 30, 2010
(in millions)
Liabilities(a):
Deposits	$476	$67	(b)	$10	$329	$882	$11	(b)
Other borrowed funds	542	(28)	(b)	1,034	(243)	1,305	(7)	(b)
Trading liabilities – debt and equity instruments	10	4	(b)	(13)	23	24	(1)	(b)
Accounts payable and other liabilities	355	(92)	(e)	77	—	340	34	(e)
Beneficial interests issued by consolidated VIEs	625	(6)	(b)	629	80	1,328	(58)	(b)
Long-term debt	18,287	(251)	(b)	(4,190)	224	14,070	386	(b)

(a)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 23% and 23% at September 30, 2011, and December 31, 2010, respectively.

(b)
Predominantly reported in principal transactions revenue, except for changes in fair value for Retail Financial Services ("RFS") mortgage loans originated with the intent to sell, which are reported in mortgage fees and related income.

(c)
Realized gains/(losses) on available-for-sale (“AFS”) securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains/(losses) are reported in other comprehensive income (“OCI”). Realized gains/(losses) and foreign exchange remeasurement adjustments recorded in income on AFS securities were $(426) million and zero for the three months ended September 30, 2011 and 2010, and were $8 million and $(65) million for the nine months ended September 30, 2011 and 2010, respectively. Unrealized gains/(losses) reported on AFS securities in OCI were $(29) million and $122 million for the three months ended September 30, 2011 and 2010, and were $119 million and $15 million for the nine months ended September 30, 2011 and 2010, respectively.

(d)	Changes in fair value for RFS mortgage servicing rights are reported in mortgage fees and related income.

(e)	Largely reported in other income.

(f)	Loan originations are included in purchases.

(g)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the reporting period.
Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the Consolidated Balance Sheets by caption and level within the valuation hierarchy as of September 30, 2011, and December 31, 2010, for which a nonrecurring change in fair value has been recorded during the reporting period.

	Fair value hierarchy
September 30, 2011 (in millions)	Level 1(e)	Level 2(e)	Level 3(e)		Total fair value
Loans retained(a)	$—	$3,191	$213		$3,404
Loans held-for-sale(b)	—	604	482		1,086
Total loans	—	3,795	695		4,490
Other real estate owned	—	60	246		306
Other assets	—	15	16		31
Total other assets	—	75	262		337
Total assets at fair value on a nonrecurring basis	$—	$3,870	$957		$4,827
Accounts payable and other liabilities(c)	$—	$43	$23		$66
Total liabilities at fair value on a nonrecurring basis	$—	$43	$23		$66

	Fair value hierarchy
December 31, 2010 (in millions)	Level 1	Level 2	Level 3		Total fair value
Loans retained(a)	$—	$5,484	$513	(f)	$5,997
Loans held-for-sale(b)(d)	—	312	3,200		3,512
Total loans	—	5,796	3,713		9,509
Other real estate owned	—	78	311		389
Other assets	—	—	2		2
Total other assets	—	78	313		391
Total assets at fair value on a nonrecurring basis	$—	$5,874	$4,026		$9,900
Accounts payable and other liabilities(c)	$—	$53	$18		$71
Total liabilities at fair value on a nonrecurring basis	$—	$53	$18		$71

(a)	Reflects mortgage, home equity and other loans where the carrying value is based on the fair value of the underlying collateral.

(b)	Loans held-for-sale are carried on the Consolidated Balance Sheets at the lower of cost or fair value.

(c)
Represents, at September 30, 2011, and December 31, 2010, fair value adjustments associated with $437 million and $517 million, respectively, of unfunded held-for-sale lending-related commitments within the leveraged lending portfolio.

(d)	Predominantly includes credit card loans at December 31, 2010.

(e)	For the nine months ended September 30, 2011 and 2010, the transfers between levels 1, 2 and 3 were not significant. All transfers are assumed to occur at the beginning of the reporting period.

(f)	The prior period has been revised to conform with the current presentation.
The method used to estimate the fair value of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), depends on the type of collateral (e.g., securities, real estate, nonfinancial assets) underlying the loan. Fair value of the collateral is typically estimated based on quoted market prices, broker quotes or independent appraisals. For further information, see Note 14 on pages 158–159 of this Form 10-Q.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which a fair value adjustment has been included in the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2011 and 2010, related to financial instruments held at those dates.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2011	2010		2011	2010
Loans retained	$(541)	$(951)	(a)	$(1,710)	$(1,559)	(a)
Loans held-for-sale	(38)	20		(11)	78
Total loans	(579)	(931)		(1,721)	(1,481)
Other assets	(31)	(8)		(71)	17
Accounts payable and other liabilities	(13)	—		(14)	5
Total nonrecurring fair value gains/(losses)	$(623)	$(939)		$(1,806)	$(1,459)
(a) Prior periods have been revised to conform with the current presentation.
Level 3 analysis
Level 3 assets at September 30, 2011, predominantly included derivative receivables, mortgage servicing rights (“MSRs”), collateralized loan obligations (“CLOs”) held within the AFS and trading portfolios, loans within the trading portfolio and private equity investments.

•
Derivative receivables included $39.7 billion of interest rate, credit, foreign exchange, equity and commodity contracts . Credit derivative receivables of $20.2 billion included $14.9 billion of structured credit derivatives with corporate debt underlying and $3.5 billion of credit default swaps largely on commercial mortgages where the risks are partially mitigated by similar and offsetting derivative payables. Interest rate derivative receivables of $6.8 billion include long-dated structured interest rate derivatives which are dependent on correlation. Foreign exchange derivative receivables of $4.5 billion included long-dated foreign exchange derivatives which are dependent on the correlation between foreign exchange and interest rates. Equity derivative receivables of $4.2 billion principally included long-dated contracts where the volatility levels are unobservable. Commodity derivative receivables of 4.0 billion largely included long-dated oil contracts.

•
Mortgage servicing rights represent the fair value of future cash flows for performing specified mortgage servicing activities for others (predominantly with respect to residential mortgage loans). For a further description of the MSR asset, the interest rate risk management and valuation methodology used for MSRs, including valuation assumptions and sensitivities, see Note 17 on pages 260–263 of JPMorgan Chase’s 2010 Annual Report and Note 16 on pages 168–172 of this Form 10-Q.

•
CLOs totaling $27.9 billion are securities backed by corporate loans. At September 30, 2011, $21.3 billion of CLOs were held in the AFS securities portfolio and $6.6 billion were included in Asset Backed Securities held in the trading portfolio. Substantially all of the securities are rated “AAA,” “AA” and “A” and had an average credit enhancement of 30%. Credit enhancement in CLOs is primarily in the form of subordination, which is a form of structural credit enhancement where realized losses associated with assets held by the issuing vehicle are allocated to the various tranches of securities issued by the vehicle considering their relative seniority. For a further discussion of CLOs held in the AFS securities portfolio, see Note 11 on pages 130–134 of this Form 10-Q.

•
Trading loans totaling $11.6 billion included $5.5 billion of residential mortgage whole loans and commercial mortgage loans for which there is limited price transparency; and $4.0 billion of reverse mortgages for which the principal risk sensitivities are mortality risk and home prices. The fair value of the commercial and residential mortgage loans is estimated by projecting expected cash flows, considering relevant borrower-specific and market factors, and discounting those cash flows at a rate reflecting current market liquidity. Loans are partially hedged by level 2 instruments, including credit default swaps and interest rate derivatives, for which valuation inputs are observable and liquid.

Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 5% of total Firm assets at September 30, 2011. The following describes significant changes to level 3 assets since December 31, 2010.
For the three months ended September 30, 2011
Level 3 assets were $115.0 billion at September 30, 2011, reflecting an increase of $5.2 billion from the second quarter largely related to a:

•	$6.2 billion increase in asset-backed AFS securities, predominantly driven by purchases of CLOs;

•	$5.5 billion increase in derivative receivables due to widening of credit spreads;

•	$4.4 billion decrease in MSRs. For further discussion of the change, refer to Note 16 on pages 168–172 of this Form 10-Q; and

•	$1.4 billion decrease in private equity investments, predominantly driven by net write-downs on private investments and sales.
For the nine months ended September 30, 2011
Level 3 assets increased by $351 million in the first nine months of 2011, due to the following:

•	$7.8 billion increase in asset-backed AFS securities, predominantly driven by purchases of CLOs;

•	$5.0 billion increase in derivative receivables due to widening of credit spreads, changes in interest rates and price movements in energy;

•	$5.8 billion decrease in MSRs. For further discussion of the change, refer to Note 16 on pages 168–172 of this Form 10-Q;

•	$2.8 billion decrease in trading assets – debt and equity instruments, largely driven by sales of trading loans;

•	$2.7 billion decrease in nonrecurring loans held-for-sale, predominantly driven by sales in the loan portfolios; and

•	$1.3 billion decrease in private equity investments, predominantly driven by sales of investments, partially offset by net increases in investment valuations and follow-on investments.
Gains and Losses
Included in the tables for the three months ended September 30, 2011

•	$4.9 billion of net gains on derivatives, predominantly driven by widening of credit spreads; and

•	$4.6 billion of losses on MSRs. For further discussion of the change, refer to Note 16 on pages 168–172 of this Form 10-Q.
Included in the tables for the three months ended September 30, 2010

•	$1.1 billion of net losses on derivatives, largely due to the tightening of credit spreads;

•	$1.3 billion of net gains on trading assets-debt and equity securities largely due to asset-backed securities and trading loans;

•	$784 million in gains related to long-term structured note liabilities, largely due to foreign exchange revaluation;

•	$827 million of gains in private equity largely driven by gains in investments in the portfolio; and

•	$1.5 billion of losses on MSRs.
Included in the tables for the nine months ended September 30, 2011

•	$6.3 billion of losses on MSRs. For further discussion of the change, refer to Note 16 on pages 168–172 of this Form 10-Q;

•	$6.1 billion of net gains on derivatives, related to widening of credit spreads and changes in interest rates, partially offset by losses due to fluctuation in foreign exchange rates; and

•	$1.2 billion gain in private equity, primarily driven by gains on sales and net increases in investment valuations.
Included in the tables for the nine months ended September 30, 2010

•	$5.2 billion of losses on MSRs; and

•	$963 million gain in private equity largely driven by gains in investments in the portfolio.
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

(in millions)	September 30, 2011	December 31, 2010
Derivative receivables balance (net of derivatives CVA)	$108,853	$80,481
Derivatives CVA(a)	(7,345)	(4,362)
Derivative payables balance (net of derivatives DVA)	79,249	69,219
Derivatives DVA	(1,820)	(882)
Structured notes balance (net of structured notes DVA)(b)(c)	50,062	53,139
Structured notes DVA	(2,219)	(1,153)

(a)	Derivatives credit valuation adjustments (“CVA”), gross of hedges, includes results managed by the Credit Portfolio and other lines of business within the Investment Bank (“IB”).

(b)	Structured notes are recorded within long-term debt, other borrowed funds or deposits on the Consolidated Balance Sheets, based on the tenor and legal form of the note.

(c)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 116–118 of this Form 10-Q.
The following table provides the impact of credit adjustments on earnings in the respective periods, excluding the effect of any hedging activity.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Credit adjustments:
Derivative CVA(a)	$(3,270)	$(527)	$(2,983)	$(1,441)
Derivative DVA	984	(247)	938	44
Structured note DVA(b)	901	(246)	1,066	450

(a)	Derivatives CVA, gross of hedges, includes results managed by the Credit Portfolio and other lines of business within IB.

(b)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 116–118 of this Form 10-Q.

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
The following table presents the carrying values and estimated fair values of financial assets and liabilities.

	September 30, 2011			December 31, 2010
(in billions)	Carrying value	Estimated fair value	Appreciation/ (depreciation)	Carrying value	Estimated fair value	Appreciation/ (depreciation)
Financial assets
Assets for which fair value approximates carrying value	$185.6	$185.6	$—	$49.2	$49.2	$—
Accrued interest and accounts receivable	72.1	72.1	—	70.1	70.1	—
Federal funds sold and securities purchased under resale agreements (included $22.2 and $20.3 at fair value)	248.0	248.0	—	222.6	222.6	—
Securities borrowed (included $14.6 and $14.0 at fair value)	131.6	131.6	—	123.6	123.6	—
Trading assets	461.5	461.5	—	489.9	489.9	—
Securities (included $339.3 and $316.3 at fair value)	339.3	339.3	—	316.3	316.3	—
Loans (included $2.0 and $2.0 at fair value)(a)	668.5	669.3	0.8	660.7	663.5	2.8
Mortgage servicing rights at fair value	7.8	7.8	—	13.6	13.6	—
Other (included $16.1 and $18.2 at fair value)	68.1	68.6	0.5	64.9	65.0	0.1
Total financial assets	$2,182.5	$2,183.8	$1.3	$2,010.9	$2,013.8	$2.9
Financial liabilities
Deposits (included $4.8 and $4.4 at fair value)	$1,092.7	$1,093.4	$(0.7)	$930.4	$931.5	$(1.1)
Federal funds purchased and securities loaned or sold under repurchase agreements (included $7.0 and $4.1 at fair value)	238.6	238.6	—	276.6	276.6	—
Commercial paper	51.1	51.1	—	35.4	35.4	—
Other borrowed funds (included $9.4 and $9.9 at fair value)(b)	29.3	29.3	—	34.3	34.3	—
Trading liabilities	155.8	155.8	—	146.2	146.2	—
Accounts payable and other liabilities (included $0.1 and $0.2 at fair value)	164.9	164.8	0.1	138.2	138.2	—
Beneficial interests issued by consolidated VIEs (included $0.9 and $1.5 at fair value)	66.0	66.3	(0.3)	77.6	77.9	(0.3)
Long-term debt and junior subordinated deferrable interest debentures (included $35.9 and $38.8 at fair value)(b)	273.7	271.1	2.6	270.7	271.9	(1.2)
Total financial liabilities	$2,072.1	$2,070.4	$1.7	$1,909.4	$1,912.0	$(2.6)
Net appreciation			$3.0			$0.3

(a)
Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based on the value of the underlying collateral. The difference between the estimated fair value and carrying value of a financial asset or liability is the result of the different methodologies used to determine fair value as compared with carrying value. For example, credit losses are estimated for a financial asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in a loan loss reserve calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in a loan loss reserve calculation. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see Note 3 pages 171–173 of JPMorgan Chase’s 2010 Annual Report.

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

	September 30, 2011		December 31, 2010
(in billions)	Carrying value(a)	Estimated fair value	Carrying value(a)	Estimated fair value
Wholesale lending-related commitments	$0.7	$3.3	$0.7	$0.9

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

Trading assets and liabilities - average balances
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Trading assets – debt and equity instruments(a)	$377,840	$347,990	$405,861	$340,181
Trading assets – derivative receivables	96,612	92,857	88,344	83,702
Trading liabilities – debt and equity instruments(a)(b)	85,541	79,838	84,246	76,104
Trading liabilities – derivative payables	75,828	69,350	71,058	63,688

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
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended September 30,
	2011				2010
(in millions)	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$311	$—		$311	$259	$—		$259
Securities borrowed	(14)	—		(14)	5	—		5
Trading assets:
Debt and equity instruments, excluding loans	(130)	(6)	(c)	(136)	235	(2)	(c)	233
Loans reported as trading assets:
Changes in instrument-specific credit risk	(161)	(31)	(c)	(192)	359	(20)	(c)	339
Other changes in fair value	(130)	1,830	(c)	1,700	530	1,703	(c)	2,233
Loans:
Changes in instrument-specific credit risk	16	—		16	10	—		10
Other changes in fair value	160	—		160	122	—		122
Other assets	—	47	(d)	47	—	(133)	(d)	(133)
Deposits(a)	(97)	—		(97)	(174)	—		(174)
Federal funds purchased and securities loaned or sold under repurchase agreements	(56)	—		(56)	(38)	—		(38)
Other borrowed funds(a)	2,103	—		2,103	(679)	—		(679)
Trading liabilities	(20)	—		(20)	(16)	—		(16)
Beneficial interests issued by consolidated VIEs	14	—		14	(64)	—		(64)
Other liabilities	—	(1)	(d)	(1)	(30)	(4)	(d)	(34)
Long-term debt:
Changes in instrument-specific credit risk(a)	874	—		874	(207)	—		(207)
Other changes in fair value(b)	662	—		662	(455)	—		(455)

	Nine months ended September 30,
	2011				2010
(in millions)	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$314	$—		$314	$539	$—		$539
Securities borrowed	(13)	—		(13)	44	—		44
Trading assets:
Debt and equity instruments, excluding loans	141	(7)	(c)	134	431	(13)	(c)	418
Loans reported as trading assets:
Changes in instrument-specific credit risk	748	(27)	(c)	721	1,157	2	(c)	1,159
Other changes in fair value	8	3,924	(c)	3,932	(153)	3,675	(c)	3,522
Loans:
Changes in instrument-specific credit risk	3	—		3	89	—		89
Other changes in fair value	442	—		442	51	—		51
Other assets	—	5	(d)	5	—	(235)	(d)	(235)
Deposits(a)	(207)	—		(207)	(466)	—		(466)
Federal funds purchased and securities loaned or sold under repurchase agreements	(35)	—		(35)	(103)	—		(103)
Other borrowed funds(a)	3,059	—		3,059	233	—		233
Trading liabilities	(26)	—		(26)	(19)	—		(19)
Beneficial interests issued by consolidated VIEs	(75)	—		(75)	(32)	—		(32)
Other liabilities	(4)	(4)	(d)	(8)	(26)	10	(d)	(16)
Long-term debt:
Changes in instrument-specific credit risk(a)	1,073	—		1,073	378	—		378
Other changes in fair value(b)	545	—		545	1,103	—		1,103

(a)
Total changes in instrument-specific credit risk related to structured notes were $901 million and $(246) million for the three months ended September 30, 2011 and 2010, respectively, and $1.1 billion and $450 million for the nine months ended September 30, 2011 and 2010, respectively. These totals include adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

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
Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2011, and December 31, 2010, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	September 30, 2011				December 31, 2010
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Performing loans 90 days or more past due
Loans reported as trading assets	$—		$—	$—	$—		$—	$—
Loans	—		—	—	—		—	—
Nonaccrual loans
Loans reported as trading assets	5,124		1,275	(3,849)	5,246		1,239	(4,007)
Loans	863		56	(807)	927		132	(795)
Subtotal	5,987		1,331	(4,656)	6,173		1,371	(4,802)
All other performing loans
Loans reported as trading assets	37,529		32,461	(5,068)	39,490		33,641	(5,849)
Loans	2,020		1,443	(577)	2,496		1,434	(1,062)
Total loans	$45,536		$35,235	$(10,301)	$48,159		$36,446	$(11,713)
Long-term debt
Principal-protected debt	$18,787	(b)	$19,954	$1,167	$20,761	(b)	$21,315	$554
Nonprincipal-protected debt(a)	NA		15,911	NA	NA		17,524	NA
Total long-term debt	NA		$35,865	NA	NA		$38,839	NA
Long-term beneficial interests
Principal-protected debt	$—		$—	$—	$49		$49	$—
Nonprincipal-protected debt(a)	NA		905	NA	NA		1,446	NA
Total long-term beneficial interests	NA		$905	NA	NA		$1,495	NA

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
At September 30, 2011, and December 31, 2010, the contractual amount of letters of credit for which the fair value option was elected was $3.9 billion and $3.8 billion, respectively, with a corresponding fair value of $(6) million and $(6) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 30 on pages 275–280 of JPMorgan Chase’s 2010 Annual Report.

NOTE 5 – DERIVATIVE INSTRUMENTS
For a further discussion of the Firm’s use and accounting policies regarding derivative instruments, see Note 6 on pages 191–199 of JPMorgan Chase’s 2010 Annual Report.
Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of September 30, 2011, and December 31, 2010.

	Notional amounts(b)
(in billions)	September 30, 2011	December 31, 2010
Interest rate contracts
Swaps	$41,857	$46,299
Futures and forwards	8,573	9,298
Written options	4,115	4,075
Purchased options	4,285	3,968
Total interest rate contracts	58,830	63,640
Credit derivatives(a)	6,198	5,472
Foreign exchange contracts
Cross-currency swaps	2,891	2,568
Spot, futures and forwards	5,137	3,893
Written options	736	674
Purchased options	723	649
Total foreign exchange contracts	9,487	7,784
Equity contracts
Swaps	128	116
Futures and forwards	38	49
Written options	573	430
Purchased options	524	377
Total equity contracts	1,263	972
Commodity contracts
Swaps	378	349
Spot, futures and forwards	213	170
Written options	323	264
Purchased options	316	254
Total commodity contracts	1,230	1,037
Total derivative notional amounts	$77,008	$78,905

(a)	Primarily consists of credit default swaps. For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on pages 125–126 of this Note.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.

While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following tables summarize information on derivative fair values that are reflected on the Firm’s Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010, by accounting designation (e.g., whether the derivatives were designated as hedges or not) and contract type.
Free-standing derivatives(a)

	Derivative receivables			Derivative payables
September 30, 2011 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Not designated as hedges	Designated as hedges	Total derivative payables
Trading assets and liabilities
Interest rate	$1,479,497	$7,659	$1,487,156	$1,440,415	$2,215	$1,442,630
Credit	196,519	—	196,519	191,300	—	191,300
Foreign exchange(b)	217,407	6,897	224,304	213,080	302	213,382
Equity	64,487	—	64,487	56,692	—	56,692
Commodity	63,567	3,276	66,843	67,101	1,243	68,344
Gross fair value of trading assets and liabilities	$2,021,477	$17,832	$2,039,309	$1,968,588	$3,760	$1,972,348
Netting adjustment(c)			(1,930,456)			(1,893,099)
Carrying value of derivative trading assets and trading liabilities on the Consolidated Balance Sheets			$108,853			$79,249

	Derivative receivables			Derivative payables
December 31, 2010 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Not designated as hedges	Designated as hedges	Total derivative payables
Trading assets and liabilities
Interest rate	$1,121,703	$6,279	$1,127,982	$1,089,604	$840	$1,090,444
Credit	129,729	—	129,729	125,061	—	125,061
Foreign exchange(b)	165,240	3,231	168,471	163,671	1,059	164,730
Equity	43,633	—	43,633	46,399	—	46,399
Commodity	59,573	24	59,597	56,397	2,078 (d)	58,475
Gross fair value of trading assets and liabilities	$1,519,878	$9,534	$1,529,412	$1,481,132	$3,977	$1,485,109
Netting adjustment(c)			(1,448,931)			(1,415,890)
Carrying value of derivative trading assets and trading liabilities on the Consolidated Balance Sheets			$80,481			$69,219

(a)
Excludes structured notes for which the fair value option has been elected. See Note 4 on pages 116–118 of this Form 10-Q and Note 4 on pages 187–189 of JPMorgan Chase’s 2010 Annual Report for further information.

(b)	Excludes $13 million and $21 million of foreign currency-denominated debt designated as a net investment hedge at September 30, 2011, and December 31, 2010, respectively.

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

Derivative receivables and payables fair value
The following table summarizes the fair values of derivative receivables and payables, including those designated as hedges, by contract type and after netting adjustments as of September 30, 2011, and December 31, 2010.

	Trading assets – Derivative receivables		Trading liabilities – Derivative payables
(in millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Contract type
Interest rate	$50,648	$32,555	$25,367	$20,387
Credit	7,033	7,725	6,215	5,138
Foreign exchange	25,887	25,858	22,217	25,015
Equity	8,504	4,204	9,186	10,450
Commodity	16,781	10,139	16,264	8,229
Total	$108,853	$80,481	$79,249	$69,219

Impact of derivatives on the Consolidated Statements of Income
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three and nine months ended September 30, 2011 and 2010, respectively. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income				Income statement impact due to:
Three months ended September 30, 2011 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$1,094		$(928)	$166	$2	$164
Foreign exchange(b)	6,226	(f)	(5,707)	519	—	519
Commodity(c)	1,962		(2,529)	(567)	2	(569)
Total	$9,282		$(9,164)	$118	$4	$114

	Gains/(losses) recorded in income				Income statement impact due to:
Three months ended September 30, 2010 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$667		$(536)	$131	$17	$114
Foreign exchange(b)	(5,312)	(f)	5,091	(221)	—	(221)
Commodity(c)	(782)		979	197	—	197
Total	$(5,427)		$5,534	$107	$17	$90

	Gains/(losses) recorded in income				Income statement impact due to:
Nine months ended September 30, 2011 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$542		$(230)	$312	$(24)	$336
Foreign exchange(b)	1,781	(f)	(1,182)	599	—	599
Commodity(c)	1,488		(2,193)	(705)	4	(709)
Total	$3,811		$(3,605)	$206	$(20)	$226

	Gains/(losses) recorded in income				Income statement impact due to:
Nine months ended September 30, 2010 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$2,644		$(2,134)	$510	$141	$369
Foreign exchange(b)	176	(f)	(431)	(255)	—	(255)
Commodity(c)	(1,098)		1,043	(55)	—	(55)
Total	$1,722		$(1,522)	$200	$141	$59

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

(f)
Included $6.4 billion and $(6.2) billion for the three months ended September 30, 2011 and 2010, respectively, and $1.4 billion and $(629) million for the nine months ended September 30, 2011 and 2010, respectively, of revenue related to certain foreign exchange trading derivatives designated as fair value hedging instruments.

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three and nine months ended September 30, 2011 and 2010, respectively. The Firm includes the gain/(loss) on the hedging derivative in the same line item as the offsetting change in cash flows on the hedged item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income (“OCI”)/(loss)(c)
Three months ended September 30, 2011 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$67	$5	$72	$163	$96
Foreign exchange(b)	(17)	—	(17)	(18)	(1)
Total	$50	$5	$55	$145	$95

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months ended September 30, 2010 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$89	$5	$94	$59	$(30)
Foreign exchange(b)	(16)	—	(16)	(21)	(5)
Total	$73	$5	$78	$38	$(35)

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Nine months ended September 30, 2011 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$237	$14	$251	$29	$(208)
Foreign exchange(b)	(2)	—	(2)	(40)	(38)
Total	$235	$14	$249	$(11)	$(246)

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Nine months ended September 30, 2010 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$171	$16	$187	$408	$237
Foreign exchange(b)	(91)	(3)	(94)	(86)	5
Total	$80	$13	$93	$322	$242

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily net interest income, compensation expense and other expense.

(c)
The Firm did not experience any forecasted transactions that failed to occur for the three months ended September 30, 2011 and 2010, respectively, and nine months ended September 30, 2011. During the nine months ended September 30, 2010, the Firm reclassified a $25 million loss from accumulated other comprehensive income (“AOCI”) to earnings because the Firm determined that it was probable that forecasted interest payment cash flows related to certain wholesale deposits would not occur.

(d)
Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

Over the next 12 months, the Firm expects that $82 million (after-tax) of net gains recorded in AOCI at September 30, 2011, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.
Net investment hedge gains and losses
The following tables present hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the three and nine months ended September 30, 2011 and 2010.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2011		2010
Three months ended September 30 (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Contract type
Foreign exchange derivatives	$(54)	$853	$(24)	$(739)
Foreign currency denominated debt	—	—	—	(2)
Total	$(54)	$853	$(24)	$(741)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2011		2010
Nine months ended September 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Contract type
Foreign exchange derivatives	$(199)	$80	$(97)	$(25)
Foreign currency denominated debt	—	—	—	41
Total	$(199)	$80	$(97)	$16

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in current-period income. There was no ineffectiveness for net investment hedge accounting relationships during the three and nine months ended September 30, 2011 and 2010.

Risk management derivatives gains and losses (not designated as hedging instruments)
The following table presents nontrading derivatives, by contract type, that were not designated in hedge relationships, and the pretax gains/(losses) recorded on such derivatives for the three and nine months ended September 30, 2011 and 2010. These derivatives are risk management instruments used to mitigate or transform market risk exposures arising from banking activities other than trading activities, which are discussed separately below.

	Derivatives gains/(losses) recorded in income
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Contract type
Interest rate(a)	$5,244	$2,612	$6,806	$6,414
Credit(b)	99	(148)	36	(207)
Foreign exchange(c)	(110)	(30)	(208)	(50)
Commodity(b)	13	(1)	13	(48)
Total	$5,246	$2,433	$6,647	$6,109

(a)	Gains and losses were recorded in principal transactions revenue, mortgage fees and related income, and net interest income.

(b)	Gains and losses were recorded in principal transactions revenue.

(c)	Gains and losses were recorded in principal transactions revenue and net interest income.

Trading derivative gains and losses
The following table presents trading derivatives gains and losses, by contract type, that are recorded in principal transactions revenue in the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010. The Firm has elected to present derivative gains and losses related to its trading activities together with the cash instruments with which they are risk managed.

	Gains/(losses) recorded in principal transactions revenue
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Type of instrument
Interest rate	$(918)	$(429)	$(905)	$(359)
Credit	840	773	2,794	4,185
Foreign exchange(a)	228	428	1,059	1,479
Equity	269	500	1,840	1,407
Commodity	1,311	16	2,704	449
Total	$1,730	$1,288	$7,492	$7,161

(a)
In 2010, the reporting of trading gains and losses was enhanced to include trading gains and losses related to certain trading derivatives designated as fair value hedging instruments. Prior-period amounts have been revised to conform to the current presentation.

Credit risk, liquidity risk and credit-related contingent features
For a more detailed discussion of credit risk, liquidity risk and credit-related contingent features, see Note 6 on pages 191-199 of JPMorgan Chase's 2010 Annual Report.
The aggregate fair value of net derivative payables that contain contingent collateral or termination features triggered upon a downgrade was $15.1 billion at September 30, 2011, for which the Firm has posted collateral of $12.6 billion in the normal course of business. At September 30, 2011, the impact of a single-notch and two-notch ratings downgrade to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), would have required $1.5 billion and $3.3 billion, respectively, of additional collateral to be posted by the Firm. In addition, at September 30, 2011, the impact of single-notch and two-notch ratings downgrades to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, N.A., related to contracts with termination triggers would have required the Firm to settle trades with a fair value of $560 million and $919 million, respectively.
The following tables show the carrying value of derivative receivables and payables after netting adjustments and adjustments for collateral held and transferred as of September 30, 2011, and December 31, 2010.

	Derivative receivables		Derivative payables
(in millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Gross derivative fair value	$2,039,309	$1,529,412	$1,972,348	$1,485,109
Netting adjustment – offsetting receivables/payables(a)	(1,840,000)	(1,376,969)	(1,840,000)	(1,376,969)
Netting adjustment – cash collateral received/paid(a)	(90,456)	(71,962)	(53,099)	(38,921)
Carrying value on Consolidated Balance Sheets	$108,853	$80,481	$79,249	$69,219

	Collateral held		Collateral transferred
(in billions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Netting adjustment for cash collateral(a)	$90.5	$72.0	$53.1	$38.9
Liquid securities and other cash collateral(b)	25.9	16.5	15.4	10.9
Additional liquid securities and cash collateral(c)	17.5	18.0	12.4	8.5
Total collateral for derivative transactions	$133.9	$106.5	$80.9	$58.3

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

(c)
Represents liquid securities and cash collateral held and transferred at the initiation of derivative transactions, which is available as security against potential exposure that could arise should the fair value of the transactions move, as well as collateral held and transferred related to contracts that have non-daily call frequency for collateral to be posted, and collateral that the Firm or a counterparty has agreed to return but has not yet settled as of the reporting date. These amounts were not netted against the derivative receivables and payables in the tables above, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both September 30, 2011, and December 31, 2010.

Credit derivatives
For a more detailed discussion of credit derivatives, including a description of the different types used by the Firm, see Note 6 on pages 191–199 of JPMorgan Chase’s 2010 Annual Report.
The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of September 30, 2011, and December 31, 2010. Upon a credit event, the Firm as a seller of protection would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. Other purchased protection referenced in the following tables includes credit derivatives bought on related, but not identical, reference positions (including indices, portfolio coverage and other reference points) as well as protection purchased through credit-related notes.
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
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
September 30, 2011 (in millions)
Credit derivatives
Credit default swaps	$(3,033,703)	$2,997,157	$(36,546)	$30,305
Other credit derivatives(a)	(94,442)	17,704	(76,738)	24,530
Total credit derivatives	(3,128,145)	3,014,861	(113,284)	54,835
Credit-related notes	(1,196)	—	(1,196)	3,726
Total	$(3,129,341)	$3,014,861	$(114,480)	$58,561

	Maximum payout/Notional amount
	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
December 31, 2010 (in millions)
Credit derivatives
Credit default swaps	$(2,659,240)	$2,652,313	$(6,927)	$32,867
Other credit derivatives(a)	(93,776)	10,016	(83,760)	24,234
Total credit derivatives	(2,753,016)	2,662,329	(90,687)	57,101
Credit-related notes	(2,008)	—	(2,008)	3,327
Total	$(2,755,024)	$2,662,329	$(92,695)	$60,428

(a)	Primarily consists of total return swaps and credit default swap options.

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
The following tables summarize the notional and fair value amounts of credit derivatives and credit-related notes as of September 30, 2011, and December 31, 2010, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile

September 30, 2011 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value(b)
Risk rating of reference entity
Investment-grade	$(245,530)	$(1,413,575)	$(452,377)	$(2,111,482)	$(59,703)
Noninvestment-grade	(201,554)	(635,299)	(181,006)	(1,017,859)	(109,916)
Total	$(447,084)	$(2,048,874)	$(633,383)	$(3,129,341)	$(169,619)

December 31, 2010 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value(b)
Risk rating of reference entity
Investment-grade	$(175,618)	$(1,194,695)	$(336,309)	$(1,706,622)	$(17,261)
Noninvestment-grade	(148,434)	(702,638)	(197,330)	(1,048,402)	(59,939)
Total	$(324,052)	$(1,897,333)	$(533,639)	$(2,755,024)	$(77,200)

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.
NOTE 6 – NONINTEREST REVENUE
For a discussion of the components of and accounting policies for the Firm’s noninterest revenue, see Note 7 on pages 199–200 of JPMorgan Chase’s 2010 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Underwriting:
Equity	$178	$333	$1,012	$1,100
Debt	508	777	2,366	2,239
Total underwriting	686	1,110	3,378	3,339
Advisory	366	366	1,400	1,019
Total investment banking fees	$1,052	$1,476	$4,778	$4,358
Principal transactions revenue consists of trading revenue as well as realized and unrealized gains and losses on private equity investments. Trading revenue is driven by the Firm’s client market-making and client driven activities as well as certain risk management activities.
The spread between the price at which the Firm buys from, and the price at which the Firm sells financial instruments to, clients and other market-makers is recognized as trading revenue. Trading revenue also includes unrealized gains and losses on financial instruments that the Firm holds in inventory as a market-maker to meet client needs, or for risk management purposes.
The following table presents principal transactions revenue by major underlying type of risk exposures. This table does not include other types of revenue, such as net interest income on trading assets, which are an integral part of the overall performance of the Firm’s client-driven trading activities.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Trading revenue by risk exposure:
Interest rate	$(477)	$(278)	$(255)	$41
Credit	901	646	2,968	4,104
Foreign exchange	172	346	957	1,520
Equity	288	618	2,158	1,814
Commodity(a)	911	212	2,209	461
Total trading revenue	$1,795	$1,544	$8,037	$7,940
Private equity gains/(losses)(b)	(425)	797	1,218	1,039
Principal transactions	$1,370	$2,341	$9,255	$8,979

(a)
Includes realized gains and losses and unrealized losses on physical commodities inventory that is carried at the lower of cost or market, and gains and losses on commodity derivatives and other financial instruments that are carried at fair value through income. Commodity derivatives are frequently used to manage the Firm's risk exposure to its physical commodity inventory.

(b)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, as well as those held in other business segments.

The following table presents components of asset management, administration and commissions.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Asset management:
Investment management fees	$1,463	$1,334	$4,612	$3,978
All other asset management fees	159	123	451	348
Total asset management fees	1,622	1,457	5,063	4,326
Total administration fees(a)	523	497	1,653	1,519
Commission and other fees:
Brokerage commissions	705	630	2,167	2,086
All other commissions and fees	598	604	1,874	1,871
Total commissions and fees	1,303	1,234	4,041	3,957
Total asset management, administration and commissions	$3,448	$3,188	$10,757	$9,802

(a)	Includes fees for custody, securities lending, funds services and securities clearance.
NOTE 7 – INTEREST INCOME AND INTEREST EXPENSE
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, see Note 8 on page 200 of JPMorgan Chase’s 2010 Annual Report.
Details of interest income and interest expense were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Interest income
Loans	$9,193	$9,955	$27,840	$30,481
Securities	2,156	2,157	6,962	7,578
Trading assets	2,768	2,752	8,619	8,086
Federal funds sold and securities purchased under resale agreements	683	448	1,830	1,253
Securities borrowed	18	66	95	127
Deposits with banks	184	82	429	269
Other assets(a)	158	146	464	376
Total interest income	15,160	15,606	46,239	48,170
Interest expense
Interest-bearing deposits	993	846	3,038	2,573
Short-term and other liabilities(b)(c)	697	420	2,405	1,478
Long-term debt(c)	1,477	1,551	4,646	4,297
Beneficial interests issued by consolidated VIEs	176	287	592	923
Total interest expense	3,343	3,104	10,681	9,271
Net interest income	11,817	12,502	35,558	38,899
Provision for credit losses	2,411	3,223	5,390	13,596
Net interest income after provision for credit losses	$9,406	$9,279	$30,168	$25,303

(a)	Predominantly margin loans.

(b)	Includes brokerage customer payables.

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

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended September 30, (in millions)	2011	2010	2011	2010	2011	2010
Components of net periodic benefit cost
Benefits earned during the period	$62	$57	$9	$8	$1	$—
Interest cost on benefit obligations	113	117	33	33	13	14
Expected return on plan assets	(197)	(186)	(35)	(33)	(22)	(25)
Amortization:
Net loss	41	56	12	15	—	—
Prior service cost/(credit)	(11)	(10)	—	(1)	(2)	(3)
Settlement loss	—	—	—	2	—	—
Net periodic defined benefit cost	8	34	19	24	(10)	(14)
Other defined benefit pension plans(a)	3	4	3	3	NA	NA
Total defined benefit plans	11	38	22	27	(10)	(14)
Total defined contribution plans	122	102	69	70	NA	NA
Total pension and OPEB cost included in compensation expense	$133	$140	$91	$97	$(10)	$(14)

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Nine months ended September 30, (in millions)	2011	2010	2011	2010	2011	2010
Components of net periodic benefit cost
Benefits earned during the period	$186	$173	$27	$21	$1	$1
Interest cost on benefit obligations	339	351	101	96	39	42
Expected return on plan assets	(592)	(557)	(107)	(95)	(66)	(73)
Amortization:
Net loss	123	168	36	42	—	—
Prior service cost/(credit)	(32)	(32)	(1)	(1)	(6)	(10)
Settlement loss	—	—	—	2	—	—
Net periodic defined benefit cost	24	103	56	65	(32)	(40)
Other defined benefit pension plans(a)	14	11	12	8	NA	NA
Total defined benefit plans	38	114	68	73	(32)	(40)
Total defined contribution plans	289	249	212	202	NA	NA
Total pension and OPEB cost included in compensation expense	$327	$363	$280	$275	$(32)	$(40)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $11.5 billion and $2.8 billion, respectively, as of September 30, 2011, and $12.2 billion and $2.6 billion, respectively, as of December 31, 2010. See Note 20 on page 175 of this Form 10-Q for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the nine-month periods ended September 30, 2011 and 2010.
The amount of potential 2011 contributions to the U.S. qualified defined benefit pension plans, if any, is not determinable at this time. For 2011, the cost associated with funding benefits under the Firm’s U.S. non-qualified defined benefit pension plans is expected to total $42 million. The 2011 contributions to the non-U.S. defined benefit pension and OPEB plans are expected to be $166 million and $2 million, respectively.

NOTE 9 – EMPLOYEE STOCK-BASED INCENTIVES
For a discussion of the accounting policies and other information relating to employee stock-based incentives, see Note 10 on pages 210–212 of JPMorgan Chase’s 2010 Annual Report.
The Firm recognized the following noncash compensation expense related to its various employee stock-based incentive plans in its Consolidated Statements of Income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Cost of prior grants of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$458	$588	$1,539	$1,922
Accrual of estimated costs of RSUs and SARs to be granted in future periods including those to full-career eligible employees	80	165	556	605
Total noncash compensation expense related to employee stock-based incentive plans	$538	$753	$2,095	$2,527
In the first quarter of 2011, in connection with its annual incentive grant, the Firm granted 55 million RSUs and 14 million SARs with weighted-average grant date fair values of $44.31 per RSU and $13.12 per SAR.
NOTE 10 – NONINTEREST EXPENSE
The following table presents the components of noninterest expense.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Compensation expense(a)	$6,908	$6,661	$22,740	$21,553
Noncompensation expense:
Occupancy expense	935	884	2,848	2,636
Technology, communications and equipment expense	1,248	1,184	3,665	3,486
Professional and outside services	1,860	1,718	5,461	4,978
Marketing	926	651	2,329	1,862
Other expense(b)(c)	3,445	3,082	10,687	9,942
Amortization of intangibles	212	218	641	696
Total noncompensation expense	8,626	7,737	25,631	23,600
Total noninterest expense	$15,534	$14,398	$48,371	$45,153

(a)
The nine months ended September 30, 2010, includes a payroll tax expense related to the United Kingdom (“U.K.”) Bank Payroll Tax on certain compensation awarded from December 9, 2009, to April 5, 2010, to relevant banking employees.

(b)
Included litigation expense of $1.3 billion and $4.3 billion for the three and nine months ended September 30, 2011, respectively, compared with $1.5 billion and $5.2 billion for the three and nine months ended September 30, 2010, respectively.

(c)
Included foreclosed property expense of $151 million and $535 million for the three and nine months ended September 30, 2011, respectively, compared with $251 million and $798 million for the three and nine months ended September 30, 2010, respectively.

NOTE 11 – SECURITIES
Securities are classified as AFS, held-to-maturity (“HTM”) or trading. For additional information regarding AFS and HTM securities, see Note 12 on pages 214–218 of JPMorgan Chase’s 2010 Annual Report. Trading securities are discussed in Note 3 on pages 104–116 of this Form 10-Q.
Securities gains and losses
The following table presents realized gains and losses and credit losses that were recognized in income from AFS securities.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Realized gains	$629	$162	$1,662	$2,044
Realized losses	(7)	(60)	(58)	(232)
Net realized gains(a)	622	102	1,604	1,812
Credit losses included in securities gains(b)	(15)	—	(58)	(100)
Net securities gains	$607	$102	$1,546	$1,712

(a)	Proceeds from securities sold were within approximately 4% of amortized cost.

(b)
Includes other-than-temporary impairment losses recognized in income on certain prime mortgage-backed securities for the three and nine months ended September 30, 2011, and on certain prime mortgage-backed securities and obligations of U.S. states and municipalities for the nine months ended September 30, 2010.

The amortized costs and estimated fair values of AFS and HTM securities were as follows for the dates indicated.

	September 30, 2011					December 31, 2010
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses		Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses		Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$104,941	$5,063	$2		$110,002	$117,364	$3,159	$297		$120,226
Residential:
Prime and Alt-A	2,300	66	176	(d)	2,190	2,173	81	250	(d)	2,004
Subprime	1	—	—		1	1	—	—		1
Non-U.S.	57,498	249	530		57,217	47,089	290	409		46,970
Commercial	6,934	418	77		7,275	5,169	502	17		5,654
Total mortgage-backed securities	171,674	5,796	785		176,685	171,796	4,032	973		174,855
U.S. Treasury and government agencies(a)	7,512	178	—		7,690	11,258	118	28		11,348
Obligations of U.S. states and municipalities	14,223	1,132	33		15,322	11,732	165	338		11,559
Certificates of deposit	4,972	1	—		4,973	3,648	1	2		3,647
Non-U.S. government debt securities	35,536	338	52		35,822	20,614	191	28		20,777
Corporate debt securities(b)	61,599	285	1,462		60,422	61,717	495	419		61,793
Asset-backed securities:
Credit card receivables	4,810	179	—		4,989	7,278	335	5		7,608
Collateralized loan obligations	21,070	527	164		21,433	13,336	472	210		13,598
Other	9,266	140	25		9,381	8,968	130	16		9,082
Total available-for-sale debt securities	330,662	8,576	2,521	(d)	336,717	310,347	5,939	2,019	(d)	314,267
Available-for-sale equity securities	2,556	64	1		2,619	1,894	163	6		2,051
Total available-for-sale securities	$333,218	$8,640	$2,522	(d)	$339,336	$312,241	$6,102	$2,025	(d)	$316,318
Total held-to-maturity securities(c)	$13	$1	$—		$14	$18	$2	$—		$20

(a)
Includes total U.S. government-sponsored enterprise obligations with fair values of $91.9 billion and $94.2 billion at September 30, 2011, and December 31, 2010, respectively, which were predominantly mortgage-related.

(b)	Consists primarily of bank debt including sovereign government-guaranteed bank debt.

(c)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored enterprises.

(d)
Includes a total of $93 million and $133 million (pretax) of unrealized losses related to prime mortgage-backed securities for which credit losses have been recognized in income at September 30, 2011, and December 31, 2010, respectively. These unrealized losses are not credit-related and remain reported in AOCI.

Securities impairment
The following tables present the fair value and gross unrealized losses for AFS securities by aging category at September 30, 2011, and December 31, 2010.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
September 30, 2011 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$2,769	$1	$11	$1	$2,780	$2
Residential:
Prime and Alt-A	591	2	1,061	174	1,652	176
Subprime	—	—	—	—	—	—
Non-U.S.	18,998	156	22,563	374	41,561	530
Commercial	2,118	77	—	—	2,118	77
Total mortgage-backed securities	24,476	236	23,635	549	48,111	785
U.S. Treasury and government agencies	—	—	—	—	—	—
Obligations of U.S. states and municipalities	712	28	25	5	737	33
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	7,945	35	298	17	8,243	52
Corporate debt securities	21,146	887	7,845	575	28,991	1,462
Asset-backed securities:
Credit card receivables	—	—	—	—	—	—
Collateralized loan obligations	5,335	58	3,726	106	9,061	164
Other	2,406	23	229	2	2,635	25
Total available-for-sale debt securities	62,020	1,267	35,758	1,254	97,778	2,521
Available-for-sale equity securities	355	1	—	—	355	1
Total securities with gross unrealized losses	$62,375	$1,268	$35,758	$1,254	$98,133	$2,522

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2010 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$14,039	$297	$—	$—	$14,039	$297
Residential:
Prime and Alt-A	—	—	1,193	250	1,193	250
Subprime	—	—	—	—	—	—
Non-U.S.	35,166	379	1,080	30	36,246	409
Commercial	548	14	11	3	559	17
Total mortgage-backed securities	49,753	690	2,284	283	52,037	973
U.S. Treasury and government agencies	921	28	—	—	921	28
Obligations of U.S. states and municipalities	6,890	330	20	8	6,910	338
Certificates of deposit	1,771	2	—	—	1,771	2
Non-U.S. government debt securities	6,960	28	—	—	6,960	28
Corporate debt securities	18,783	418	90	1	18,873	419
Asset-backed securities:
Credit card receivables	—	—	345	5	345	5
Collateralized loan obligations	460	10	6,321	200	6,781	210
Other	2,615	9	32	7	2,647	16
Total available-for-sale debt securities	88,153	1,515	9,092	504	97,245	2,019
Available-for-sale equity securities	—	—	2	6	2	6
Total securities with gross unrealized losses	$88,153	$1,515	$9,094	$510	$97,247	$2,025

Other-than-temporary impairment (“OTTI”)
The following table presents credit losses that are included in the securities gains and losses table above.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Debt securities the Firm does not intend to sell that have credit losses
Total other-than-temporary impairment losses(a)	$—	$—	$(27)	$(94)
Losses recorded in/(reclassified from) other comprehensive income	(15)	—	(31)	(6)
Total credit losses recognized in income(b)	$(15)	$—	$(58)	$(100)

(a)
For initial OTTI, represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, represents additional declines in fair value subsequent to previously recorded OTTI, if applicable.

(b)
Represents the credit loss component of certain prime mortgage-backed securities for the three and nine months ended September 30, 2011, and certain prime mortgage-backed securities and obligations of U.S. states and municipalities for the nine months ended September 30, 2010, that the Firm does not intend to sell. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value if there has been a decline in expected cash flows.

Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the three and nine months ended September 30, 2011 and 2010, of the credit loss component of OTTI losses that have been recognized in income, related to debt securities that the Firm does not intend to sell.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Balance, beginning of period	$675	$640	$632	$578
Additions:
Newly credit-impaired securities	—	—	4	—
Increase in losses on previously credit-impaired securities	—	—	—	94
Losses reclassified from other comprehensive income on previously credit-impaired securities	15	—	54	6
Reductions:
Sales of credit-impaired securities	—	(8)	—	(31)
Impact of new accounting guidance related to VIEs	—	—	—	(15)
Balance, end of period	$690	$632	$690	$632
Gross unrealized losses
Gross unrealized losses have generally increased since December 31, 2010, including those that have been in an unrealized loss position for 12 months or more. As of September 30, 2011, the Firm does not intend to sell the securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities reported in the table above for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of September 30, 2011.
Following is a description of the Firm’s principal investment securities with the most significant unrealized losses that have been existing for 12 months or more as of September 30, 2011, and the key assumptions used in the Firm’s estimate of the present value of the cash flows most likely to be collected from these investments.
Mortgage-backed securities – Prime and Alt-A nonagency
As of September 30, 2011, gross unrealized losses related to prime and Alt-A residential mortgage-backed securities issued by private issuers were $176 million, of which $174 million related to securities that have been in an unrealized loss position for 12 months or more. Approximately 55% of the total portfolio (by amortized cost) are currently rated below investment-grade; the Firm has recorded OTTI losses on 65% of the below investment-grade positions. The majority of OTTI has been attributed to securities that are primarily backed by mortgages with higher credit risk characteristics based on collateral type, vintage and geographic concentration. The remaining securities that are below investment-grade that have not experienced OTTI generally either do not possess all of these characteristics or have sufficient credit enhancements to protect the investment. The average credit enhancements associated with the below investment-grade and investment-grade positions are 8% and 49%, respectively. In analyzing prime and Alt-A residential mortgage-backed securities for potential credit losses, the Firm uses a methodology that focuses on loan-level detail to estimate future cash flows, which are then allocated to the various tranches of the securities. The loan-level analysis primarily considers current home value, loan-to-value (“LTV”) ratio, loan type and geographical location of the underlying property to forecast prepayment, home price, default rate and loss severity. The forecasted weighted average underlying default rate on the positions was 23%, and the related weighted average loss severity was 50%. Based on this analysis, an OTTI loss of $15 million and $58 million was recognized for the three months and nine months ended September 30, 2011, respectively, on certain securities due to their higher loss assumptions. Overall unrealized losses have decreased since December 31, 2010, with the recovery in security prices resulting from increased demand for higher-yielding asset classes and a deceleration in the pace of home price declines due in part to the U.S. government programs to facilitate financing and to spur home purchases.

The unrealized loss of $176 million is considered temporary, based on management’s assessment that the estimated future cash flows together with the credit enhancement levels for those securities remain sufficient to support the Firm’s investment.
Mortgage-backed securities – Non-U.S.
As of September 30, 2011, gross unrealized losses related to non-U.S. residential mortgage-backed securities were $530 million, of which $374 million related to securities that have been in an unrealized loss position for 12 months or more. Substantially all of these securities are rated “AAA,” “AA” or “A” and represent mortgage exposures to the United Kingdom and the Netherlands. The key assumptions used in analyzing non-U.S. residential mortgage-backed securities for potential credit losses include credit enhancements, recovery rates, default rates, and constant prepayment rates. Credit enhancement is primarily in the form of subordination, which is a form of structural credit enhancement where realized losses associated with assets held in an issuing vehicle are allocated to the various tranches of securities issued by the vehicle considering their relative seniority. Credit enhancement in the form of subordination was approximately 10% of the outstanding principal balance of securitized mortgage loans, compared with expected lifetime losses of 1.5% of the outstanding principal. In determining potential credit losses, assumptions included recovery rates of 60%, default rates of 0.25% to 0.5% and constant prepayment rates of 15% to 20%. The unrealized loss is considered temporary, based on management’s assessment that the estimated future cash flows together with the credit enhancement levels for those securities remain sufficient to support the Firm’s investment.
Corporate debt securities
As of September 30, 2011, gross unrealized losses related to corporate debt securities were $1.5 billion, of which $575 million related to securities that have been in an unrealized loss position for 12 months or more. Substantially all of the corporate debt securities are rated investment-grade, including those in an unrealized loss position. Various factors were considered in assessing whether the Firm expects to recover the amortized cost of corporate debt securities including, but not limited to, the strength of issuer credit ratings, the financial condition of guarantors and the length of time and the extent to which a security’s fair value has been less than its amortized cost. The fair values of securities in an unrealized loss position were on average within approximately 5% of amortized cost. Based on management’s assessment, the Firm expects to recover the entire amortized cost basis of all corporate debt securities that were in an unrealized loss position as of September 30, 2011.
Asset-backed securities – Collateralized loan obligations
As of September 30, 2011, gross unrealized losses related to CLOs were $164 million, of which $106 million related to securities that were in an unrealized loss position for 12 months or more. Overall losses have decreased since December 31, 2010, mainly as a result of lower default forecasts and spread tightening across various asset classes. Substantially all of these securities are rated “AAA,” “AA” or “A” and have an average credit enhancement of 30%. The key assumptions considered in analyzing potential credit losses were underlying loan and debt security defaults and loss severity. Based on current default trends for the collateral underlying the securities, the Firm assumed collateral default rates of 2% for the third quarter of 2011, and 4% thereafter. Further, loss severities were assumed to be 48% for loans and 82% for debt securities. Losses on collateral were estimated to occur approximately 18 months after default. The unrealized loss is considered temporary, based on management’s assessment that the estimated future cash flows together with the credit enhancement levels for those securities remain sufficient to support the Firm's investment.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at September 30, 2011, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

	September 30, 2011
By remaining maturity (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$27	$908	$2,943	$167,796	$171,674
Fair value	27	916	3,008	172,734	176,685
Average yield(b)	4.86%	3.66%	2.44%	3.70%	3.68%
U.S. Treasury and government agencies(a)
Amortized cost	$4,276	$2,985	$—	$251	$7,512
Fair value	4,286	3,106	—	298	7,690
Average yield(b)	0.68%	2.20%	—%	3.89%	1.39%
Obligations of U.S. states and municipalities
Amortized cost	$83	$283	$1,067	$12,790	$14,223
Fair value	85	303	1,100	13,834	15,322
Average yield(b)	2.55%	3.84%	3.72%	4.83%	4.72%
Certificates of deposit
Amortized cost	$4,972	$—	$—	$—	$4,972
Fair value	4,973	—	—	—	4,973
Average yield(b)	4.67%	—%	—%	—%	4.67%
Non-U.S. government debt securities
Amortized cost	$14,922	$15,716	$4,659	$239	$35,536
Fair value	14,923	15,918	4,747	234	35,822
Average yield(b)	1.24%	2.01%	2.51%	6.74%	1.79%
Corporate debt securities
Amortized cost	$23,473	$29,319	$8,807	$—	$61,599
Fair value	23,628	28,588	8,206	—	60,422
Average yield(b)	2.12%	2.71%	4.42%	—%	2.73%
Asset-backed securities
Amortized cost	$61	$5,007	$16,547	$13,531	$35,146
Fair value	61	5,711	16,348	13,683	35,803
Average yield(b)	0.45%	2.47%	2.04%	2.35%	2.22%
Total available-for-sale debt securities
Amortized cost	$47,814	$54,218	$34,023	$194,607	$330,662
Fair value	47,983	54,542	33,409	200,783	336,717
Average yield(b)	1.98%	2.48%	2.81%	3.68%	3.15%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$2,556	$2,556
Fair value	—	—	—	2,619	2,619
Average yield(b)	—%	—%	—%	0.38%	0.38%
Total available-for-sale securities
Amortized cost	$47,814	$54,218	$34,023	$197,163	$333,218
Fair value	47,983	54,542	33,409	203,402	339,336
Average yield(b)	1.98%	2.48%	2.81%	3.64%	3.13%
Total held-to-maturity securities
Amortized cost	$—	$8	$4	$1	$13
Fair value	—	9	4	1	14
Average yield(b)	—%	6.91%	6.82%	6.47%	6.86%

(a)	U.S. government agencies and U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at September 30, 2011.

(b)
Average yield is computed using the effective yield of each security owned at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts, and the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(c)
Includes securities with no stated maturity. Substantially all of the Firm’s residential mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately three years for agency residential mortgage-backed securities, two years for agency residential collateralized mortgage obligations and five years for nonagency residential collateralized mortgage obligations.

NOTE 12 – SECURITIES FINANCING ACTIVITIES
For a discussion of accounting policies relating to securities financing activities, see Note 13 on page 219 of JPMorgan Chase’s 2010 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, see Note 4 on pages 116–118 of this Form 10-Q.
The following table details the Firm’s securities financing agreements, all of which are accounted for as collateralized financings during the periods presented.

(in millions)	September 30, 2011	December 31, 2010
Securities purchased under resale agreements(a)	$247,200	$222,302
Securities borrowed(b)	131,561	123,587
Securities sold under repurchase agreements(c)	$219,982	$262,722
Securities loaned	17,454	10,592

(a)	At September 30, 2011, and December 31, 2010, included resale agreements of $22.2 billion and $20.3 billion, respectively, accounted for at fair value.

(b)	At September 30, 2011, and December 31, 2010, included securities borrowed of $14.6 billion and $14.0 billion, respectively, accounted for at fair value.

(c)	At September 30, 2011, and December 31, 2010, included repurchase agreements of $7.0 billion and $4.1 billion, respectively, accounted for at fair value.

The amounts reported in the table above were reduced by $121.9 billion and $112.7 billion at September 30, 2011, and December 31, 2010, respectively, as a result of agreements in effect that meet the specified conditions for net presentation under applicable accounting guidance.
For further information regarding assets pledged and collateral received in securities financing agreements, see Note 22 on page 180 of this Form 10-Q.

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
For a detailed discussion of loans, including accounting policies, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report. See Note 4 on pages 116–118 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 on pages 104–116 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.
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
Other consumer loans
• Auto(c)
• Business banking(c)
• Student and other
Residential real estate – PCI
• Home equity
• Prime mortgage
• Subprime mortgage
• Option ARMs
• Chase, excluding accounts originated by Washington Mutual • Accounts originated by Washington Mutual

(a)	Includes loans reported in IB, Commercial Banking (“CB”), Treasury & Securities Services (“TSS”), Asset Management (“AM”)
and Corporate/Private Equity segments.

(b)	Includes loans reported in RFS, auto and student loans reported in Card Services & Auto (“Card”) and residential real estate loans reported in the Corporate/Private Equity segment.

(c)
Includes auto and business banking risk-rated loans that apply the wholesale methodology for determining the allowance for loan losses; these loans are managed by Card and RFS, respectively, and therefore, for consistency in presentation, are included with the other consumer loan classes.

The following table summarizes the Firm’s loan balances by portfolio segment:

September 30, 2011 (in millions)	Wholesale	Consumer, excluding credit card	Credit card	Total
Retained	$255,799	$310,104	$127,041	$692,944	(a)
Held-for-sale	1,687	131	94	1,912
At fair value	1,997	—	—	1,997
Total	$259,483	$310,235	$127,135	$696,853

December 31, 2010 (in millions)	Wholesale	Consumer, excluding credit card	Credit card	Total
Retained	$222,510	$327,464	$135,524	$685,498	(a)
Held-for-sale	3,147	154	2,152	5,453
At fair value	1,976	—	—	1,976
Total	$227,633	$327,618	$137,676	$692,927

(a)
Loans (other than PCI loans and those for which the fair value option has been selected) are presented net of unearned income, unamortized discounts and premiums and net deferred loan costs of $2.5 billion and $1.9 billion at September 30, 2011, and December 31, 2010, respectively.

The following tables provide information about the carrying value of retained loans purchased, retained loans sold and retained loans reclassified to held-for-sale during the periods indicated. These tables exclude loans recorded at fair value. On an ongoing basis, the Firm manages its exposure to credit risk. Selling loans is one way that the Firm reduces its credit exposures.

Three months ended September 30, 2011 (in millions)	Wholesale	Consumer, excluding credit card	Credit card	Total
Purchases	$210	$1,843	$—	$2,053
Sales	590	421	—	1,011
Retained loans reclassified to held-for-sale	57	—	94	151

Nine months ended September 30, 2011 (in millions)	Wholesale	Consumer, excluding credit card	Credit card	Total
Purchases	$551	$5,503	$—	$6,054
Sales	2,272	1,079	—	3,351
Retained loans reclassified to held-for-sale	357	—	2,006	2,363

The following table provides information about gains/(losses) on loan sales by portfolio segment.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Wholesale	$(9)	$36	$132	$166
Consumer, excluding credit card	42	96	95	224
Credit card	—	(1)	(24)	(1)
Total net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)	$33	$131	$203	$389

(a)	Excludes sales related to loans accounted for at fair value.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers including large corporate and institutional clients to certain high-net worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned each loan. For further information on these risk ratings, see Notes 14 and 15 on pages 220–243 of JPMorgan Chase’s 2010 Annual Report.
The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate
(in millions, except ratios)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Loans by risk ratings
Investment grade	$41,735	$31,697	$31,236	$28,504
Noninvestment grade:
Noncriticized	37,087	30,874	16,792	16,425
Criticized performing	2,332	2,371	4,389	5,769
Criticized nonaccrual	1,070	1,634	1,179	2,937
Total noninvestment grade	40,489	34,879	22,360	25,131
Total retained loans	$82,224	$66,576	$53,596	$53,635
% of total criticized to total retained loans	4.14%	6.02%	10.39%	16.23%
% of nonaccrual loans to total retained loans	1.30	2.45	2.20	5.48
Loans by geographic distribution(a)
Total non-U.S.	$24,987	$17,731	$1,670	$1,963
Total U.S.	57,237	48,845	51,926	51,672
Total retained loans	$82,224	$66,576	$53,596	$53,635

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$81,049	$64,501	$52,222	$50,299
30–89 days past due and still accruing	104	434	123	290
90 or more days past due and still accruing(c)	1	7	72	109
Criticized nonaccrual	1,070	1,634	1,179	2,937
Total retained loans	$82,224	$66,576	$53,596	$53,635

(a)	U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(b)
Credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor's ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality.  For a discussion of more significant risk factors, see Note 14 on page 223 of JPMorgan Chase’s 2010 Annual Report.

(c)	Represents loans that are 90 days or more past due as to principal and/or interest, but that are still accruing interest; these loans are considered well-collateralized.

(d)
Other primarily includes loans to special purpose entities and loans to private banking clients. See Note 1 on pages 164–165 of the Firm’s 2010 Annual Report for additional information on special-purpose entities (“SPEs”).

The following table presents additional information on the real estate class of loans within the wholesale portfolio segment for the periods indicated. For further information on real estate loans, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.

	Multi-family		Commercial lessors
(in millions, except ratios)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Real estate retained loans	$32,042	$30,604	$14,363	$15,796
Criticized exposure	2,926	3,798	1,849	3,593
% of criticized exposure to total real estate retained loans	9.13%	12.41%	12.87%	22.75%
Criticized nonaccrual	$598	$1,016	$333	$1,549
% of criticized nonaccrual to total real estate retained loans	1.87%	3.32%	2.32%	9.81%

(table continued from previous page)

Financial institutions		Government agencies		Other(d)		Total retained loans
September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

$26,674	$22,525	$7,245	$6,871	$68,965	$56,450	$175,855	$146,047

8,571	8,480	285	382	6,643	6,012	69,378	62,173
203	317	4	3	627	320	7,555	8,780
57	136	17	22	688	781	3,011	5,510
8,831	8,933	306	407	7,958	7,113	79,944	76,463
$35,505	$31,458	$7,551	$7,278	$76,923	$63,563	$255,799	$222,510
0.73%	1.44%	0.28%	0.34%	1.71%	1.73%	4.13%	6.42%
0.16	0.43	0.23	0.30	0.89	1.23	1.18	2.48

$27,266	$19,756	$903	$870	$32,373	$25,831	$87,199	$66,151
8,239	11,702	6,648	6,408	44,550	37,732	168,600	156,359
$35,505	$31,458	$7,551	$7,278	$76,923	$63,563	$255,799	$222,510

$35,438	$31,289	$7,532	$7,222	$75,494	$61,837	$251,735	$215,148
10	31	2	34	676	704	915	1,493
—	2	—	—	65	241	138	359
57	136	17	22	688	781	3,011	5,510
$35,505	$31,458	$7,551	$7,278	$76,923	$63,563	$255,799	$222,510

(table continued from previous page)

Commercial construction and development		Other		Total real estate loans
September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
$3,073	$3,395	$4,118	$3,840	$53,596	$53,635
365	619	428	696	5,568	8,706
11.88%	18.23%	10.39%	18.13%	10.39%	16.23%
$134	$174	$114	$198	$1,179	$2,937
4.36%	5.13%	2.77%	5.16%	2.20%	5.48%

Wholesale impaired loans and loan modifications
Wholesale impaired loans include loans that have been placed on nonaccrual status and/or that have been modified in a troubled debt restructuring (“TDR”). All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on pages 158–159 of this Form 10-Q.
The table below set forth information about the Firm’s wholesale impaired loans.

	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
(in millions)	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010
Impaired loans
With an allowance	$1,018	$1,512	$850	$2,510	$37	$127	$17	$22	$645	$697	$2,567	$4,868
Without an allowance(a)	103	157	314	445	23	8	—	—	46	8	486	618
Total impaired loans	$1,121	$1,669	$1,164	$2,955	$60	$135	$17	$22	$691	$705	$3,053	$5,486
Allowance for loan losses related to impaired loans	$256	$435	$209	$825	$7	$61	$12	$14	$186	$239	$670	$1,574
Unpaid principal balance of impaired loans(b)	1,798	2,453	1,538	3,487	115	244	18	30	1,017	1,046	4,486	7,260

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at September 30, 2011, and December 31, 2010. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

The following table presents the Firm’s average impaired loans for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Commercial and industrial	$1,205	$1,544	$1,395	$1,674
Real estate	1,258	3,251	2,034	3,231
Financial institutions	62	224	76	335
Government agencies	18	—	21	3
Other	634	725	634	864
Total(a)	$3,177	$5,744	$4,160	$6,107

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three and nine months ended September 30, 2011 and 2010.
Loan modifications
The Firm may modify certain loans in TDR transactions, which provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. For further information, see Note 14 on pages 221–222 and 226 of JPMorgan Chase's 2010 Annual Report. The following table provides information about the Firm's wholesale loans that have been modified in TDRs as of the dates presented.

	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
(in millions)	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010
Loans modified in troubled debt restructurings	$625	$212	$261	$907	$2	$1	$17	$22	$23	$1	$928	$1,143
TDRs on nonaccrual status	574	163	243	831	—	1	17	22	19	1	853	1,018
Additional commitments to lend to borrowers whose loans have been modified in TDRs	220	1	—	—	—	—	—	—	—	—	220	1

TDR activity rollforward
The following table reconciles the beginning and ending balances of wholesale loans modified in TDRs for the periods presented and provides information regarding the nature and extent of modifications during those periods.

	Three months ended September 30, 2011				Nine months ended September 30, 2011
(in millions)	Commercial and industrial	Real estate	Other (c)	Total	Commercial and industrial	Real estate	Other (c)	Total
Beginning balance of TDRs	$683	$289	$28	$1,000	$212	$907	$24	$1,143
New TDRs(a)	60	43	20	123	642	103	26	771
Increases to existing TDRs	—	—	—	—	19	4	—	23
Charge-offs post-modification	(13)	(1)	—	(14)	(19)	(143)	—	(162)
Sales and other(b)	(105)	(70)	(6)	(181)	(229)	(610)	(8)	(847)
Ending balance of TDRs	$625	$261	$42	$928	$625	$261	$42	$928

(a)	New TDRs are predominantly term or payment extensions but also may include interest rate reductions and deferrals of principal and/or interest payments.

(b)	Sales and other are predominantly sales and paydowns, but may include performing loans restructured at market rates that are no longer reported as TDRs.

(c)	Includes loans to Financial institutions, Government agencies and Other.
Financial effects of modifications and redefaults
New TDRs during the three months and nine months ended September 30, 2011, are predominantly term or payment extensions on commercial and industrial and real estate loans. The average term extension granted on these new TDRs was 1.5 years and 3.4 years for the three months and nine months ended September 30, 2011, respectively. The weighted-average remaining term for all loans modified during these periods was 0.7 years and 2.1 years for the three months and nine months ended September 30, 2011, respectively. Wholesale TDR loans that redefaulted within one year of the modification were $5 million and $88 million during the three months and nine months ended September 30, 2011, respectively. A payment default is deemed to occur when the borrower has not made a loan payment by its scheduled due date after giving effect to any contractual grace period.

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
The table below provides information about consumer retained loans by class, excluding the credit card loan portfolio segment.

(in millions)	September 30, 2011	December 31, 2010
Residential real estate – excluding PCI
Home equity:
Senior lien	$22,364	$24,376
Junior lien	57,914	64,009
Mortgages:
Prime, including option ARMs	74,230	74,539
Subprime	10,045	11,287
Other consumer loans
Auto	46,659	48,367
Business banking	17,272	16,812
Student and other	14,492	15,311
Residential real estate – PCI
Home equity	23,105	24,459
Prime mortgage	15,626	17,322
Subprime mortgage	5,072	5,398
Option ARMs	23,325	25,584
Total retained loans	$310,104	$327,464

Delinquency rates are a primary credit quality indicator for consumer loans, excluding credit card. Other indicators that are taken into consideration for consumer loans, excluding credit card, include:

•
For residential real estate loans, including both non-PCI and PCI portfolios: The current estimated LTV ratio, or the combined LTV ratio in the case of loans with a junior lien, the geographic distribution of the loan collateral, and the borrowers’ current or “refreshed” FICO score.

•	For scored auto and business banking loans and student loans: Geographic distribution of the loans.

•	For risk-rated auto and business banking loans: Risk rating of the loan, geographic considerations relevant to the loan and whether the loan is considered to be criticized and/or nonaccrual.
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

Residential real estate – excluding PCI loans
	Home equity
	Senior lien		Junior lien
(in millions, except ratios)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Loan delinquency(a)
Current and less than 30 days past due	$21,621	$23,615	$56,379	$62,315
30–149 days past due	387	414	1,321	1,508
150 or more days past due	356	347	214	186
Total retained loans	$22,364	$24,376	$57,914	$64,009
% of 30+ days past due to total retained loans	3.32%	3.12%	2.65%	2.65%
90 or more days past due and still accruing	$—	$—	$—	$—
90 or more days past due and government guaranteed(b)	—	—	—	—
Nonaccrual loans	479	479	811	784
Current estimated LTV ratios(c)(d)(e)(f)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$319	$363	$6,248	$6,928
Less than 660	162	196	2,109	2,495
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	654	619	9,014	9,403
Less than 660	253	249	2,665	2,873
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	1,867	1,900	11,869	13,333
Less than 660	635	657	2,770	3,155
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	15,819	17,474	20,223	22,527
Less than 660	2,655	2,918	3,016	3,295
U.S. government-guaranteed	—	—	—	—
Total retained loans	$22,364	$24,376	$57,914	$64,009
Geographic region
California	$3,135	$3,348	$13,276	$14,656
New York	3,060	3,272	11,251	12,278
Florida	1,011	1,088	3,111	3,470
Illinois	1,530	1,635	3,900	4,248
Texas	3,160	3,594	1,950	2,239
New Jersey	701	732	3,324	3,617
Arizona	1,367	1,481	2,648	2,979
Washington	728	776	1,964	2,142
Ohio	1,814	2,010	1,385	1,568
Michigan	1,075	1,176	1,454	1,618
All other(g)	4,783	5,264	13,651	15,194
Total retained loans	$22,364	$24,376	$57,914	$64,009
(a) Individual delinquency classifications included mortgage loans insured by U.S. government agencies as follows: current and less than 30 days past due includes $3.1 billion and $2.5 billion; 30–149 days past due includes $2.1 billion and $2.5 billion; and 150 or more days past due includes $8.4 billion and $7.9 billion at September 30, 2011, and December 31, 2010, respectively.

(b)
These balances, which are 90 days or more past due but insured by U.S. government agencies, are excluded from nonaccrual loans. In predominately all cases, 100% of the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed servicing guidelines. These amounts are excluded from nonaccrual loans because reimbursement of insured and guaranteed amounts is proceeding normally. At September 30, 2011, and December 31, 2010, these balances included $5.9 billion and $2.8 billion, respectively, of loans that are no longer accruing interest because interest has been curtailed by the U.S. government agencies although, in predominantly all cases, 100% of the principal is still insured. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate.

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

(d)	Junior lien represents combined LTV, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property.

(e)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm at least on a quarterly basis.

(f)	For senior lien home equity loans, prior-period amounts have been revised to conform with the current-period presentation.

(g)	At September 30, 2011, and December 31, 2010, included mortgage loans insured by U.S. government agencies of $13.6 billion and $12.9 billion, respectively.

(h)
At September 30, 2011, and December 31, 2010, excluded mortgage loans insured by U.S. government agencies of $10.5 billion and $10.3 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(table continued from previous page)

Mortgages
Prime, including option ARMs				Subprime		Total residential real estate – excluding PCI
September 30, 2011		December 31, 2010		September 30, 2011	December 31, 2010	September 30, 2011		December 31, 2010

$59,772		$59,223		$7,848	$8,477	$145,620		$153,630
3,304		4,052		844	1,184	5,856		7,158
11,154		11,264		1,353	1,626	13,077		13,423
$74,230		$74,539		$10,045	$11,287	$164,553		$174,211
5.39%	(h)	6.68%	(h)	21.87%	24.90%	5.15%	(h)	5.88%	(h)
$—		$—		$—	$—	$—		$—
9,505		9,417		—	—	9,505		9,417
3,656		4,320		1,932	2,210	6,878		7,793

$2,901		$3,039		$349	$338	$9,817		$10,668
1,321		1,595		1,072	1,153	4,664		5,439

4,708		4,733		504	506	14,880		15,261
1,735		1,775		1,349	1,486	6,002		6,383

9,767		10,720		835	925	24,338		26,878
2,432		2,786		1,656	1,955	7,493		8,553

33,382		32,385		2,003	2,252	71,427		74,638
4,373		4,557		2,277	2,672	12,321		13,442
13,611		12,949		—	—	13,611		12,949
$74,230		$74,539		$10,045	$11,287	$164,553		$174,211

$18,141		$19,278		$1,527	$1,730	$36,079		$39,012
9,966		9,587		1,258	1,381	25,535		26,518
4,617		4,840		1,257	1,422	9,996		10,820
3,894		3,765		407	468	9,731		10,116
2,795		2,569		310	345	8,215		8,747
2,027		2,026		473	534	6,525		6,909
1,218		1,320		208	244	5,441		6,024
1,918		2,056		219	247	4,829		5,221
453		462		242	275	3,894		4,315
926		963		256	294	3,711		4,051
28,275		27,673		3,888	4,347	50,597		52,478
$74,230		$74,539		$10,045	$11,287	$164,553		$174,211

The following table represents the Firm’s delinquency statistics for junior lien home equity loans as of September 30, 2011, and December 31, 2010.

	Delinquencies
September 30, 2011 (in millions, except ratios)	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
HELOCs:(a)
Within the revolving period(b)	$660	$285	$160	$49,312	2.24%
Within the required amortization period	46	17	13	1,541	4.93
HELOANs	203	110	41	7,061	5.01
Total	$909	$412	$214	$57,914	2.65%

	Delinquencies
December 31, 2010 (in millions, except ratios)	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
HELOCs:(a)
Within the revolving period(b)	$665	$384	$145	$54,434	2.19%
Within the required amortization period	41	19	10	1,177	5.95
HELOANs	250	149	31	8,398	5.12
Total	$956	$552	$186	$64,009	2.65%
(a) In general, HELOCs are open-ended, revolving loans for a 10-year period, after which time the HELOC converts to a loan with a 20-year amortization period.
(b) The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are experiencing financial difficulty or when the collateral does not support the loan amount.

Home equity lines of credit (“HELOCs”) within the required amortization period and home equity loans (“HELOANs”) have higher delinquency rates than do HELOCs within the revolving period. That is primarily because the fully-amortizing payment required for those products is higher than the minimum payment options available for HELOCs within the revolving period. The higher delinquency rates associated with amortizing HELOCs and HELOANs are factored into the loss estimates produced by the Firm’s delinquency roll-rate methodology, which estimates defaults based on the current delinquency status of a portfolio.
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
Trial modifications
In order to be offered a permanent modification under Home Affordable Modification Program (“HAMP”), a borrower must successfully make three payments under the new terms during a trial modification period. The Firm also offers one proprietary modification program with a trial period similar to that required under HAMP. At September 30, 2011, approximately $900 million of loans were in a trial modification period.
In mid 2010, the Firm began requiring the completion of substantially all underwriting procedures prior to trial modification initiation. Based on the Firm's recent experience with respect to owned residential real estate loans, excluding PCI, under this revised program, approximately 74% of borrowers who have initiated a trial modification have successfully completed the trial period, and substantially all of those borrowers have had their mortgages permanently modified. Of the remaining borrowers, 22% did not successfully complete the trial period and 4% are still in the trial period. Permanent modifications under these programs are accounted for as TDRs, as discussed below. While the Firm does not characterize loans in the trial modification period as TDRs, the Firm considers the risk characteristics of loans in trial modification in determining its formula-based allowance for loan losses; as a result, loans that were in trial periods as of September 30, 2011, are not expected to have an incremental impact on the Firm's allowance for loans losses if and when they are permanently modified.
Impaired loans
The table below sets forth information about the Firm’s residential real estate impaired loans, excluding PCI. These loans are considered to be impaired as they have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on pages 158–159 of this Form 10-Q.

	Home equity				Mortgages
	Senior lien		Junior lien		Prime, including option ARMs		Subprime		Total residential real estate – excluding PCI
(in millions)	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010
Impaired loans
With an allowance	$258	$211	$574	$258	$3,814	$1,525	$2,833	$2,563	$7,479	$4,557
Without an allowance(a)	17	15	32	25	562	559	174	188	785	787
Total impaired loans(b)	$275	$226	$606	$283	$4,376	$2,084	$3,007	$2,751	$8,264	$5,344
Allowance for loan losses related to impaired loans	$93	$77	$177	$82	$77	$97	$452	$555	$799	$811
Unpaid principal balance of impaired loans(c)	343	265	871	402	5,479	2,751	4,409	3,777	11,102	7,195
Impaired loans on nonaccrual status	48	38	201	63	738	534	752	632	1,739	1,267

(a)
When discounted cash flows or collateral value equals or exceeds the recorded investment in the loan, the loan does not require an allowance.     This typically occurs when an impaired loan has been partially charged off.

(b)
At September 30, 2011, and December 31, 2010, $3.8 billion and $3.0 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Services (“RHS”)) were excluded from loans accounted for as TDRs. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)
Represents the contractual amount of principal owed at September 30, 2011, and December 31, 2010. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

The following table presents average impaired loans and the related interest income reported by the Firm.

Three months ended September 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2011	2010	2011	2010	2011	2010
Home equity
Senior lien	$268	$219	$3	$5	$—	$—
Junior lien	568	261	4	1	1	—
Mortgages
Prime, including option ARMs	4,089	1,741	42	19	4	5
Subprime	2,931	2,685	39	31	5	5
Total residential real estate – excluding PCI	$7,856	$4,906	$88	$56	$10	$10

Nine months ended September 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2011	2010	2011	2010	2011	2010
Home equity
Senior lien	$248	$202	$8	$10	$1	$1
Junior lien	464	262	12	9	2	1
Mortgages
Prime, including option ARMs	3,267	1,363	101	48	10	10
Subprime	2,823	2,457	110	87	11	15
Total residential real estate – excluding PCI	$6,802	$4,284	$231	$154	$24	$27
(a) Generally, interest income on loans modified in a TDR is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms. As of September 30, 2011 and 2010, $997 million and $933 million, respectively, of loans were TDRs for which the borrowers had not yet made six payments under their modified terms.

Loan modifications
Permanent modifications of residential real estate loans, excluding PCI loans, are generally accounted for and reported as TDRs. There were no additional commitments to lend to borrowers whose residential real estate loans, excluding PCI loans, have been modified in TDRs. For further information, see Note 14 on pages 221–222 and 230 of JPMorgan Chase’s 2010 Annual Report.
TDR activity rollforward
The following tables reconcile the beginning and ending balances of residential real estate loans, excluding PCI loans, modified in TDRs for the periods presented.

	Three months ended September 30, 2011
	Home equity		Mortgages		Total residential real estate – (excluding PCI)
(in millions)	Senior lien	Junior lien	Prime, including option ARMs	Subprime
Beginning balance of TDRs	$261	$517	$3,390	$2,843	$7,011
New TDRs	21	117	1,116	271	1,525
Charge-offs post-modification	(2)	(13)	(24)	(54)	(93)
Foreclosures and other liquidations (e.g., short sales)	—	(1)	(28)	(25)	(54)
Principal payments and other	(5)	(14)	(78)	(28)	(125)
Ending balance of TDRs	$275	$606	$4,376	$3,007	$8,264

	Nine months ended September 30, 2011
	Home equity		Mortgages		Total residential real estate – (excluding PCI)
(in millions)	Senior lien	Junior lien	Prime, including option ARMs	Subprime
Beginning balance of TDRs	$226	$283	$2,084	$2,751	$5,344
New TDRs	67	410	2,614	559	3,650
Charge-offs post-modification	(8)	(48)	(77)	(168)	(301)
Foreclosures and other liquidations (e.g., short sales)	—	(6)	(67)	(60)	(133)
Principal payments and other	(10)	(33)	(178)	(75)	(296)
Ending balance of TDRs	$275	$606	$4,376	$3,007	$8,264
Nature and extent of modifications
MHA, as well as the Firm’s other loss-mitigation programs, generally provide various concessions to financially troubled borrowers including, but not limited to, interest rate reductions, term or payment extensions and deferral of principal and/or interest payments that would otherwise have been required under the terms of the original agreement. The following tables provide information about how residential real estate loans, excluding PCI loans, were modified in TDRs during the periods presented.

	Three months ended September 30, 2011
	Home equity		Mortgages
	Senior lien	Junior lien	Prime, including option ARMs	Subprime	Total residential real estate – (excluding PCI)
Number of loans modified	262	2,555	2,772	1,963	7,552
Concession granted(a)(b):
Interest rate reduction	77%	94%	89%	77%	87%
Term or payment extension	98	85	94	83	88
Principal and/or interest deferred	15	22	19	19	20
Principal forgiveness	10	17	2	11	10
Other(c)	29	8	67	26	35

	Nine months ended September 30, 2011
	Home equity		Mortgages
	Senior lien	Junior lien	Prime, including option ARMs	Subprime	Total residential real estate – (excluding PCI)
Number of loans modified	789	7,811	8,470	4,048	21,118
Concession granted(a)(b):
Interest rate reduction	80%	95%	48%	80%	73%
Term or payment extension	88	83	71	75	77
Principal and/or interest deferred	8	21	13	19	17
Principal forgiveness	8	22	1	9	11
Other(c)	37	8	74	28	40

(a) As a percentage of the number of loans modified.
(b) The sum of the percentages exceeds 100% because predominantly all of the loan modifications include more than one type of concession.
(c) Other represents variable interest rate to fixed interest rate modifications.
Financial effects of modifications and redefaults
The following tables provide information about the financial effects of the various concessions granted on residential real estate loans, excluding PCI loans, that were modified in TDRs and of redefaults during the periods presented.

Three months ended September 30, 2011 (in millions, except weighted-average data and number of loans)	Home equity		Mortgages		Total residential real estate – (excluding PCI)
	Senior lien	Junior lien	Prime, including option ARMs	Subprime
Weighted-average interest rate of loans with interest rate reductions – before TDR	7.39%	5.49%	5.86%	8.25%	6.32%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.88	1.55	3.88	3.41	3.56
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	19	21	25	23	24
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	31	34	36	33	35
Charge-offs recognized upon modification	$1	$32	$10	$5	$48
Principal deferred	1	10	55	26	92
Principal forgiven	—	14	4	15	33
Number of loans that redefaulted within one year of modification(a)	56	407	292	419	1,174
Loans that redefaulted within one year of modification(a)	$4	$18	$94	$52	$168

Nine months ended September 30, 2011 (in millions, except weighted-average data and number of loans)	Home equity		Mortgages		Total residential real estate – (excluding PCI)
	Senior lien	Junior lien	Prime, including option ARMs	Subprime
Weighted-average interest rate of loans with interest rate reductions – before TDR	7.35%	5.48%	5.99%	8.25%	6.44%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.67	1.48	3.51	3.49	3.20
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	18	21	25	23	24
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	31	35	35	34	35
Charge-offs recognized upon modification	$1	$106	$44	$13	$164
Principal deferred	2	30	109	48	189
Principal forgiven	1	58	7	25	91
Number of loans that redefaulted within one year of modification(a)	144	801	890	1,601	3,436
Loans that redefaulted within one year of modification(a)	$12	$36	$262	$234	$544
(a) Represents loans modified in TDRs that experienced a payment default in the period presented, and for which the payment default occurred within one year of the modification. The dollar amounts presented represent the balance of such loans at the end of the reporting period in which they defaulted. For residential real estate loans modified in TDRs, payment default is deemed to occur when the loan becomes two contractual payments past due. In the event that a modified loan redefaults, it is probable that the loan will ultimately be liquidated through foreclosure or another similar type of liquidation transaction. Redefaults of loans modified within the last 12 months may not be representative of ultimate redefault levels.
At September 30, 2011, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, modified in TDRs were 6.6 years, 6.1 years, 8.7 years and 6.3 years for senior lien home equity, junior lien home equity, prime mortgage, including option ARMs, and subprime, respectively. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Other consumer loans
The tables below provide information for other consumer retained loan classes, including auto, business banking and student loans.

	Auto		Business banking		Student and other				Total other consumer
(in millions, except ratios)	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011		Dec 31, 2010		Sep 30, 2011		Dec 31, 2010
Loan delinquency(a)
Current and less than 30 days past due	$46,188	$47,778	$16,798	$16,240	$13,222		$13,998		$76,208		$78,016
30–119 days past due	465	579	303	351	804		795		1,572		1,725
120 or more days past due	6	10	171	221	466		518		643		749
Total retained loans	$46,659	$48,367	$17,272	$16,812	$14,492		$15,311		$78,423		$80,490
% of 30+ days past due to total retained loans	1.01%	1.22%	2.74%	3.40%	1.90%	(d)	1.61%	(d)	1.56%	(d)	1.75%	(d)
90 or more days past due and still accruing (b)	$—	$—	$—	$—	$567		$625		$567		$625
Nonaccrual loans	114	141	756	832	68		67		938		1,040
Geographic region
California	$4,335	$4,307	$1,211	$851	$1,253		$1,330		$6,799		$6,488
New York	3,579	3,875	2,745	2,877	1,456		1,305		7,780		8,057
Florida	1,826	1,923	269	220	667		722		2,762		2,865
Illinois	2,398	2,608	1,340	1,320	871		940		4,609		4,868
Texas	4,397	4,505	2,635	2,550	1,096		1,273		8,128		8,328
New Jersey	1,819	1,842	419	422	472		502		2,710		2,766
Arizona	1,497	1,499	1,171	1,218	328		387		2,996		3,104
Washington	737	716	151	115	255		279		1,143		1,110
Ohio	2,674	2,961	1,555	1,647	912		1,010		5,141		5,618
Michigan	2,272	2,434	1,369	1,401	653		729		4,294		4,564
All other	21,125	21,697	4,407	4,191	6,529		6,834		32,061		32,722
Total retained loans	$46,659	$48,367	$17,272	$16,812	$14,492		$15,311		$78,423		$80,490
Loans by risk ratings(c)
Noncriticized	$5,537	$5,803	$11,402	$10,351	NA		NA		$16,939		$16,154
Criticized performing	174	265	780	982	NA		NA		954		1,247
Criticized nonaccrual	1	12	556	574	NA		NA		557		586

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

(d)
September 30, 2011, and December 31, 2010, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $995 million and $1.1 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

Other consumer impaired loans and loan modifications
The tables below set forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

	Auto		Business banking		Total other consumer(c)
(in millions)	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010
Impaired loans
With an allowance	$86	$102	$745	$774	$831	$876
Without an allowance(a)	1	—	—	—	1	—
Total impaired loans	$87	$102	$745	$774	$832	$876
Allowance for loan losses related to impaired loans	$12	$16	$205	$248	$217	$264
Unpaid principal balance of impaired loans(b)	122	132	858	899	980	1,031
Impaired loans on nonaccrual status	38	50	589	647	627	697

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at September 30, 2011, and December 31, 2010. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(c)	There were no impaired student and other loans at September 30, 2011, and December 31, 2010.
The following table presents average impaired loans for the periods presented.

	Average impaired loans(b)
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Auto	$88	$117	$93	$125
Business banking	751	786	762	647
Total other consumer(a)	$839	$903	$855	$772

(a)	There were no impaired student and other loans at September 30, 2011 and 2010.

(b)	The related interest income on impaired loans, including those on a cash basis, was not material for the three and nine months ended September 30, 2011 and 2010.
Loan modifications
The following table provides information about the Firm’s other consumer loans modified in TDRs. All of these TDRs are reported as impaired loans in the tables above.

	Auto		Business banking		Total other consumer(c)
(in millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Loans modified in troubled debt restructurings(a)(b)	$86	$91	$430	$395	$516	$486
TDRs on nonaccrual status	37	39	274	268	311	307

(a)	These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of September 30, 2011, and December 31, 2010, were immaterial.

(c)	There were no student and other loans modified in TDRs at September 30, 2011, and December 31, 2010.
For a detailed discussion on how loans are modified in TDRs, see Note 14 on pages 221–222 of the Firm’s 2010 Annual Report.

TDR activity rollforward
The following table reconciles the beginning and ending balances of other consumer loans modified in TDRs for the periods presented.

	Three months ended September 30, 2011			Nine months ended September 30, 2011
(in millions)	Auto	Business banking	Total other consumer	Auto	Business banking	Total other consumer
Beginning balance of TDRs	$88	$429	$517	$91	$395	$486
New TDRs	13	48	61	38	166	204
Charge-offs	(1)	(5)	(6)	(4)	(7)	(11)
Foreclosures and other liquidations	—	(1)	(1)	—	(3)	(3)
Principal payments and other	(14)	(41)	(55)	(39)	(121)	(160)
Ending balance of TDRs	$86	$430	$516	$86	$430	$516

Financial effects of modifications and redefaults
For auto loans, TDRs typically occur in connection with the bankruptcy of the borrower. In these cases, the loan is modified with a revised repayment plan that typically incorporates interest rate reductions and, to a lesser extent, principal forgiveness.
For business banking loans, concessions are dependent on individual borrower circumstances and can be of a short-term nature for borrowers who need temporary relief or longer term for borrowers experiencing more fundamental financial difficulties. Concessions are predominantly term or payment extensions, but also may include interest rate reductions.
For the three months and nine months ended September 30, 2011, the interest rates on auto loans modified in TDRs during the periods were reduced on average from 12.5% to 5.1% and from 11.9% to 5.5%, respectively, and the interest rates on business banking loans modified in TDRs during the periods were reduced on average from 7.5% to 5.3% and from 7.5% to 5.5%, respectively. For business banking loans, the weighted-average remaining term of all loans modified in TDRs during the three months and nine months ended September 30, 2011, increased from 0.8 years to 2.0 years and from 1.4 years to 2.5 years, respectively. For all periods presented, principal forgiveness related to auto loans was immaterial.
The balances of business banking loans modified in TDRs that experienced a payment default in the three months and nine months ended September 30, 2011, and for which the payment default occurred within one year of the modification, were $19 million and $64 million, respectively; the corresponding balances of redefaulted auto loans modified in TDRs were insignificant. A payment default is deemed to occur as follows: (1) for scored auto and business banking loans, when the loan is two payments past due; and (2) for risk-rated business banking loans and auto loans, when the borrower has not made a loan payment by its scheduled due date after giving effect to any contractual grace period.

Purchased credit-impaired (“PCI”) loans
For a detailed discussion of PCI loans, including the related accounting policies, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card PCI loans.

	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
(in millions, except ratios)	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010
Carrying value(a)	$23,105	$24,459	$15,626	$17,322	$5,072	$5,398	$23,325	$25,584	$67,128	$72,763
Related allowance for loan losses(b)	1,583	1,583	1,766	1,766	98	98	1,494	1,494	4,941	4,941
Loan delinquency (based on unpaid principal balance)
Current and less than 30 days past due	$23,450	$25,783	$12,250	$13,035	$4,431	$4,312	$18,116	$18,672	$58,247	$61,802
30–149 days past due	1,141	1,348	1,056	1,468	780	1,020	1,551	2,215	4,528	6,051
150 or more days past due	1,209	1,181	3,376	4,425	2,226	2,710	7,496	9,904	14,307	18,220
Total loans	$25,800	$28,312	$16,682	$18,928	$7,437	$8,042	$27,163	$30,791	$77,082	$86,073
% of 30+ days past due to total loans	9.11%	8.93%	26.57%	31.13%	40.42%	46.38%	33.31%	39.36%	24.44%	28.20%
Current estimated LTV ratios (based on unpaid principal balance)(c)(d)(e)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$5,463	$6,289	$1,996	$2,400	$451	$432	$2,211	$2,681	$10,121	$11,802
Less than 660	3,329	4,043	2,215	2,744	1,940	2,129	4,630	6,330	12,114	15,246
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	5,569	6,053	3,516	3,815	429	424	4,002	4,292	13,516	14,584
Less than 660	2,480	2,696	2,620	3,011	1,585	1,663	4,260	5,005	10,945	12,375
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	3,839	3,995	1,852	1,970	385	374	4,015	4,152	10,091	10,491
Less than 660	1,414	1,482	1,620	1,857	1,302	1,477	3,344	3,551	7,680	8,367
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	2,618	2,641	1,347	1,443	200	186	2,357	2,281	6,522	6,551
Less than 660	1,088	1,113	1,516	1,688	1,145	1,357	2,344	2,499	6,093	6,657
Total unpaid principal balance	$25,800	$28,312	$16,682	$18,928	$7,437	$8,042	$27,163	$30,791	$77,082	$86,073
Geographic region (based on unpaid principal balance)
California	$15,522	$17,012	$9,486	$10,891	$1,729	$1,971	$14,111	$16,130	$40,848	$46,004
New York	1,208	1,316	1,037	1,111	716	736	1,592	1,703	4,553	4,866
Florida	2,374	2,595	1,332	1,519	845	906	3,375	3,916	7,926	8,936
Illinois	575	627	526	562	421	438	719	760	2,241	2,387
Texas	472	525	173	194	414	435	144	155	1,203	1,309
New Jersey	489	540	458	486	302	316	987	1,064	2,236	2,406
Arizona	485	539	271	359	133	165	387	528	1,276	1,591
Washington	1,406	1,535	402	451	167	178	673	745	2,648	2,909
Ohio	33	38	83	91	116	122	115	131	347	382
Michigan	84	95	246	279	192	214	285	345	807	933
All other	3,152	3,490	2,668	2,985	2,402	2,561	4,775	5,314	12,997	14,350
Total unpaid principal balance	$25,800	$28,312	$16,682	$18,928	$7,437	$8,042	$27,163	$30,791	$77,082	$86,073

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

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

(d)	Refreshed FICO scores represent each borrower’s most recent credit score obtained by the Firm. The Firm obtains refreshed FICO scores at least quarterly.

(e)	For home equity loans, prior-period amounts have been revised to conform with the current-period presentation.

Approximately 20% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following table represents delinquency statistics for junior lien home equity loans based on unpaid principal balance as of September 30, 2011, and December 31, 2010.

	Delinquencies
September 30, 2011 (in millions, except ratios)	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
HELOCs:(a)
Within the revolving period(b)	$525	$293	$506	$18,885	7.01%
Within the required amortization period(c)	14	6	2	337	6.53
HELOANs	56	33	47	1,389	9.79
Total	$595	$332	$555	$20,611	7.19%

	Delinquencies
December 31, 2010 (in millions, except ratios)	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
HELOCs:(a)
Within the revolving period(b)	$601	$404	$428	$21,172	6.77%
Within the required amortization period(c)	1	—	1	37	5.41
HELOANs	79	49	46	1,573	11.06
Total	$681	$453	$475	$22,782	7.06%

(a)	In general, HELOCs are open-ended, revolving loans for a 10-year period, after which time the HELOC converts to a loan with a 20-year amortization period.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Predominantly all of these loans have been modified to provide a more affordable payment to the borrower.
The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the three and nine months ended September 30, 2011 and 2010, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. This table excludes the cost to fund the PCI portfolios, and therefore does not represent net interest income expected to be earned on these portfolios.

	Total PCI
	Three months ended September 30,		Nine months ended September 30,
(in millions, except rates)	2011	2010	2011	2010
Beginning balance	$18,083	$19,621	$19,097	$25,544
Accretion into interest income	(685)	(772)	(2,095)	(2,445)
Changes in interest rates on variable-rate loans	(159)	(57)	(372)	(784)
Other changes in expected cash flows(a)	1,213	2,864	1,822	(659)
Balance at September 30	$18,452	$21,656	$18,452	$21,656
Accretable yield percentage	4.31%	4.20%	4.32%	4.33%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the three months ended September 30, 2011, other changes in expected cash flows were predominately driven by the impact of modifications. For the nine months ended September 30, 2011, other changes in expected cash flows were largely driven by the impact of modifications, but also related to changes in prepayment assumptions. For the three months ended September 30, 2010, other changes in expected cash flows were principally driven by changes in prepayment assumptions and modeling refinements related to modified loans. For the nine months ended September 30, 2010, other changes in expected cash flows were principally driven by changes in prepayment assumptions, as well as reclassification to the nonaccretable difference. Changes to prepayment assumptions change the expected remaining life of the portfolio, which drives changes in expected future interest cash collections. Such changes do not have a significant impact on the accretable yield percentage.

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

Credit card loan portfolio
The credit card portfolio segment includes credit card loans originated and purchased by the Firm, including those acquired in the Washington Mutual transaction. Delinquency rates are the primary credit quality indicator for credit card loans. The geographic distribution of the loans provides insight as to the credit quality of the portfolio based on the regional economy. While the borrower’s credit score is a further general indicator of credit quality, because the credit score tends to be a lagging indicator, the Firm does not use credit scores as a primary indicator of credit quality. For more information on credit quality indicators, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report. The Firm generally originates new card accounts to prime consumer borrowers. However, certain cardholders’ FICO scores may change over time, depending on the performance of the cardholder and changes in credit score technology.
The table below sets forth information about the Firm’s Credit Card loans.

	Chase, excluding Washington Mutual portfolio(c)		Washington Mutual portfolio(c)		Total credit card(c)
(in millions, except ratios)	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010
Loan delinquency(a)
Current and less than 30 days past due and still accruing	$112,636	$117,248	$10,723	$12,670	$123,359	$129,918
30–89 days past due and still accruing	1,547	2,092	315	459	1,862	2,551
90 or more days past due and still accruing	1,487	2,449	331	604	1,818	3,053
Nonaccrual loans	2	2	—	—	2	2
Total retained loans	$115,672	$121,791	$11,369	$13,733	$127,041	$135,524
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.62%	3.73%	5.68%	7.74%	2.90%	4.14%
% of 90+ days past due to total retained loans	1.29	2.01	2.91	4.40	1.43	2.25
Credit card loans by geographic region
California	$14,695	$15,454	$2,181	$2,650	$16,876	$18,104
New York	9,300	9,540	861	1,032	10,161	10,572
Texas	8,985	9,217	841	1,006	9,826	10,223
Florida	6,310	6,724	951	1,165	7,261	7,889
Illinois	6,802	7,077	453	542	7,255	7,619
New Jersey	4,913	5,070	409	494	5,322	5,564
Ohio	4,684	5,035	330	401	5,014	5,436
Pennsylvania	4,194	4,521	354	424	4,548	4,945
Michigan	3,669	3,956	226	273	3,895	4,229
Virginia	2,882	3,020	245	295	3,127	3,315
Georgia	2,625	2,834	325	398	2,950	3,232
Washington	2,006	2,053	369	438	2,375	2,491
All other	44,607	47,290	3,824	4,615	48,431	51,905
Total retained loans	$115,672	$121,791	$11,369	$13,733	$127,041	$135,524
Percentage of portfolio based on carrying value with estimated refreshed FICO scores(b)
Equal to or greater than 660	83.6%	80.6%	61.6%	56.4%	81.5%	77.9%
Less than 660	16.4	19.4	38.4	43.6	18.5	22.1

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

Credit card impaired loans and loan modifications
For a detailed discussion of impaired credit card loans, including credit card loan modifications, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.
The tables below set forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

	Chase, excluding Washington Mutual portfolio		Washington Mutual portfolio		Total credit card
(in millions)	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010
Impaired loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$5,373	$6,685	$1,225	$1,570	$6,598	$8,255
Modified credit card loans that have reverted to pre-modification payment terms(d)	998	1,439	224	311	1,222	1,750
Total impaired loans	$6,371	$8,124	$1,449	$1,881	$7,820	$10,005
Allowance for loan losses related to impaired loans	$2,447	$3,175	$605	$894	$3,052	$4,069

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)
Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms. At September 30, 2011, and December 31, 2010, approximately $804 million and $1.2 billion, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. Based on the Firm’s historical experience a substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. The remaining $418 million and $590 million at September 30, 2011, and December 31, 2010, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Average impaired loans				Interest income on impaired loans(a)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Chase, excluding Washington Mutual portfolio	$6,629	$8,743	$7,178	$8,872	$87	$123	$282	$363
Washington Mutual portfolio	1,513	2,002	1,651	1,998	24	32	80	94
Total credit card	$8,142	$10,745	$8,829	$10,870	$111	$155	$362	$457

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

Loan modifications
JPMorgan Chase may offer one of a number of loan modification programs to credit card borrowers who are experiencing financial difficulty. The Firm has short-term programs for borrowers who may be in need of temporary relief, and long-term programs for borrowers who are experiencing a more fundamental level of financial difficulties. Most of the credit card loans have been modified under long-term programs. Modifications under long-term programs involve placing the customer on a fixed payment plan, generally for 60 months. Modifications under all short- and long-term programs typically include reducing the interest rate on the credit card. Certain borrowers enrolled in a short-term modification program may be given the option to re-enroll in a long-term program. Substantially all modifications are considered to be TDRs.

The following tables provide information regarding the nature and extent of modifications of credit card loans for the periods presented.
New enrollments

	September 30, 2011
	Chase, excluding Washington Mutual portfolio		Washington Mutual portfolio		Total credit card
(in millions)	Short-term programs	Long-term programs	Short-term programs	Long-term programs	Short-term programs	Long-term programs
Three months ended	$30	$470	$6	$98	$36	$568
Nine months ended	104	1,652	20	361	124	2,013
Financial effects of modifications and redefaults
The following tables provide information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the periods presented.

	Three months ended September 30, 2011
(in millions, except weighted-average data)	Chase, excluding Washington Mutual portfolio	Washington Mutual portfolio	Total credit card
Weighted-average interest rate of loans – before TDR	14.79%	21.20%	15.89%
Weighted-average interest rate of loans – after TDR	5.00	6.36	5.23
Loans that redefaulted within one year of modification (a)	$125	$29	$154

	Nine months ended September 30, 2011
(in millions, except weighted-average data)	Chase, excluding Washington Mutual portfolio	Washington Mutual portfolio	Total credit card
Weighted-average interest rate of loans – before TDR	14.98%	21.51%	16.15%
Weighted-average interest rate of loans – after TDR	4.98	6.33	5.22
Loans that redefaulted within one year of modification(a)	$454	$104	$558

(a)
Represents loans modified in TDRs that experienced a payment default in the period presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the loans become two payments past due. At the time of default, a loan is removed from the modification program and reverts back to its pre-modification terms. Based on historical experience, a substantial portion of these loans are expected to be charged-off in accordance with the Firm’s standard charge-off policy. Also based on historical experience, the estimated weighted-average ultimate default rate for modified credit card loans was 36.22% at September 30, 2011, and 36.45% at December 31, 2010.

NOTE 14 – ALLOWANCE FOR CREDIT LOSSES
For a detailed discussion of the allowance for credit losses and the related accounting policies, see Note 15 on pages 239–243 of JPMorgan Chase’s 2010 Annual Report.
Allowance for credit losses and loans and lending-related commitments by impairment methodology
The table below summarizes information about the allowance for loan losses and the loans by impairment methodology.

	2011					2010
Nine months ended September 30, (in millions)	Wholesale	Consumer, excluding credit card		Credit card	Total	Wholesale	Consumer, excluding credit card		Credit card	Total
Allowance for loan losses
Beginning balance at January 1,	$4,761	$16,471		$11,034	$32,266	$7,145	$14,785		$9,672	$31,602
Cumulative effect of change in accounting principles(a)	—	—		—	—	14	127		7,353	7,494
Gross charge-offs	485	4,109		6,527	11,121	1,575	6,106		12,430	20,111
Gross recoveries	(391)	(408)		(992)	(1,791)	(119)	(359)		(1,064)	(1,542)
Net charge-offs	94	3,701		5,535	9,330	1,456	5,747		11,366	18,569
Provision for loan losses	(347)	3,731		2,035	5,419	(750)	6,999		7,366	13,615
Other	(18)	19		(6)	(5)	10	5		4	19
Ending balance at September 30,	$4,302	$16,520		$7,528	$28,350	$4,963	$16,169		$13,029	$34,161
Allowance for loan losses by impairment methodology
Asset-specific(b)(c)(d)	$670	$1,016		$3,052	$4,738	$1,246	$1,088		$4,573	$6,907
Formula-based(d)	3,632	10,563		4,476	18,671	3,717	12,270		8,456	24,443
PCI	—	4,941		—	4,941	—	2,811		—	2,811
Total allowance for loan losses	$4,302	$16,520		$7,528	$28,350	$4,963	$16,169		$13,029	$34,161
Loans by impairment methodology
Asset-specific	$3,053	$9,096		$7,820	$19,969	$5,689	$6,025		$10,562	$22,276
Formula-based	252,713	233,880		119,221	605,814	211,816	252,254		125,874	589,944
PCI	33	67,128		—	67,161	77	74,752		—	74,829
Total retained loans	$255,799	$310,104		$127,041	$692,944	$217,582	$333,031		$136,436	$687,049

Impaired collateral-dependent loans
Net charge-offs(e)	$73	$79		$—	$152	$473	$274		$—	$747
Loans measured at fair value of collateral less cost to sell(e)	997	847	(f)	—	1,844	1,798	833	(f)	—	2,631

(a)
Effective January 1, 2010, the Firm adopted accounting guidance related to variable interest entities (“VIEs”). Upon adoption of the guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result, $7.4 billion, $14 million and $127 million, respectively, of allowance for loan losses were recorded on-balance sheet with the consolidation of these entities. For further discussion, see Note 16 on pages 244–259 of JPMorgan Chase’s 2010 Annual Report.

(b)	Relates to risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a troubled debt restructuring.

(c)
At September 30, 2011 and 2010, the asset-specific consumer excluding credit card allowance for loan losses included TDR reserves of $930 million and $980 million, respectively. The asset-specific credit card allowance for loan losses is related to loans modified in TDRs.

(d)
At September 30, 2011 and 2010, the Firm’s allowance for loan losses on all impaired credit card loans was reclassified to the asset-specific allowance. This reclassification has no incremental impact on the Firm’s allowance for loan losses. Prior periods have been revised to reflect the current presentation.

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

The table below summarizes information about the allowance for lending-related commitments and lending-related commitments by impairment methodology.

	2011				2010
Nine months ended September 30, (in millions)	Wholesale	Consumer, excluding credit card	Credit Card	Total	Wholesale	Consumer, excluding credit card	Credit Card	Total
Allowance for lending-related commitments
Beginning balance at January 1,	$711	$6	$—	$717	$927	$12	$—	$939
Cumulative effect of change in accounting principles(a)	—	—	—	—	(18)	—	—	(18)
Provision for lending-related commitments	(29)	—	—	(29)	(14)	(5)	—	(19)
Other	(2)	—	—	(2)	(29)	—	—	(29)
Ending balance at September 30,	$680	$6	$—	$686	$866	$7	$—	$873
Allowance for lending-related commitments by impairment methodology
Asset-specific	$156	$—	$—	$156	$267	$—	$—	$267
Formula-based	524	6	—	530	599	7	—	606
Total allowance for lending-related commitments	$680	$6	$—	$686	$866	$7	$—	$873
Lending-related commitments by impairment methodology
Asset-specific	$705	$—	$—	$705	$1,344	$—	$—	$1,344
Formula-based	378,977	64,581	528,830	972,388	337,268	68,275	547,195	952,738
Total lending-related commitments	$379,682	$64,581	$528,830	$973,093	$338,612	$68,275	$547,195	$954,082

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
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line-of-Business	Transaction Type	Activity	Form 10-Q page reference
Card	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	160
	Other securitization trusts	Securitization of originated automobile and student loans	160–161
RFS	Mortgage securitization trusts	Securitization of originated and purchased residential mortgages	160–161
IB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, automobile and student loans	160–161
	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	162
	Municipal bond vehicles		162–163
	Credit-related note and asset swap vehicles		163
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on pages 163–164 of this Note and on page 253 of JPMorgan Chase’s 2010 Annual Report.
Significant Firm-sponsored variable interest entities
Credit card securitizations
For a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations, see pages 245–246 of JPMorgan Chase’s 2010 Annual Report.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trusts. This includes the Firm’s primary card securitization trust, Chase Issuance Trust. The Firm consolidated $50.1 billion and $68.5 billion of assets held by Firm-sponsored credit-card securitization trusts and $32.2 billion and $44.3 billion of beneficial interests issued to third parties at September 30, 2011, and December 31, 2010.
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
The following table presents the total unpaid principal amount of assets held in Firm-sponsored securitization entities in which the Firm has continuing involvement, including those that are consolidated or not consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. In the table below, the amount of beneficial interests held by JPMorgan Chase does not equal the assets held in nonconsolidated VIEs because of the existence of beneficial interests held by third parties, which are reflected at their current outstanding par amounts, and because a portion of the Firm’s retained interests (trading assets and AFS securities) are reflected at their fair values. See Securitization activity on page 165 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs.

	Principal amount outstanding				JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(d)(e)(f)(g)(h)
September 30, 2011(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement		Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime(b)	$132.6	$2.1	$123.2		$0.6	$—	$0.6
Subprime	40.4	1.4	37.4		—	—	—
Option ARMs	32.5	0.3	32.2		—	—	—
Commercial and other(c)	142.1	—	91.7		1.7	1.1	2.8
Student	4.2	4.2	—		—	—	—
Total	$351.8	$8.0	$284.5	(i)	$2.3	$1.1	$3.4

	Principal amount outstanding				JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(d)(e)(f)(g)(h)
December 31, 2010(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement		Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime(b)	$153.1	$2.2	$143.8		$0.7	$—	$0.7
Subprime	44.0	1.6	40.7		—	—	—
Option ARMs	36.1	0.3	35.8		—	—	—
Commercial and other(c)	153.4	—	106.2		2.0	0.9	2.9
Student	4.5	4.5	—		—	—	—
Total	$391.1	$8.6	$326.5	(i)	$2.7	$0.9	$3.6

(a)	Excludes loan sales to U.S. government agencies. See page 166 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)	Includes Alt-A loans.

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

(d)	Excludes retained servicing (for a discussion of MSRs, see Note 16 on pages 169–171 of this Form 10-Q) and securities retained from loan sales to U.S. government agencies.

(e)
Excludes senior and subordinated securities of $229 million and $28 million, respectively, at September 30, 2011, and $182 million and $18 million, respectively, at December 31, 2010, which the Firm purchased in connection with IB’s secondary market-making activities.

(f)
Excludes interest rate and foreign exchange derivatives primarily used to manage the interest rate and foreign exchange risks of the securitization entities. See Note 5 on pages 119–126 of this Form 10-Q for further information on derivatives.

(g)	Includes interests held in re-securitization transactions.

(h)
As of September 30, 2011, and December 31, 2010, 63% and 66%, respectively of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $168 million and $157 million of investment-grade and $477 million and $552 million of noninvestment-grade retained interests at September 30, 2011, and December 31, 2010, respectively. The retained interests in commercial and other securitizations trusts consisted of $2.4 billion and $2.6 billion of investment-grade and $316 million and $250 million of noninvestment-grade retained interests at September 30, 2011 and December 31, 2010, respectively.

(i)
The Firm does not consolidate a mortgage securitization when it is not the servicer (and therefore does not have the power to direct the most significant activities of the trust) or does not hold a beneficial interest in the trust that could potentially be significant to the trust. At September 30, 2011, and December 31, 2010, the Firm did not consolidate the assets of certain Firm-sponsored residential mortgage securitization VIEs, in which the Firm has continuing involvement, primarily due to the fact that the Firm did not hold an interest in these trusts that could potentially be significant to the trusts. Additionally, for the commercial mortgage securitization-related VIEs, the Firm does not service the loans and thus does not consolidate the VIEs.

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
As of September 30, 2011, and December 31, 2010, the Firm did not consolidate any agency re-securitizations. As of September 30, 2011, and December 31, 2010, the Firm consolidated $435 million and $477 million, respectively, of assets, and $190 million and $230 million, respectively, of liabilities of private-label re-securitizations. As of September 30, 2011, and December 31, 2010, total assets of nonconsolidated Firm-sponsored private-label re-securitizations were $3.3 billion and $3.6 billion, respectively. During the three and nine months ended September 30, 2011, the Firm transferred $2.8 billion and $20.1 billion, respectively, of securities to agency VIEs, and $189 million and $381 million, respectively, of securities to private-label VIEs. During the three and nine months ended September 30, 2010, the Firm transferred $13.5 billion and $27.8 billion, respectively, of securities to agency VIEs, and $138 million and $1.2 billion, respectively, of securities to private-label VIEs. At September 30, 2011, and December 31, 2010, the Firm held approximately $3.6 billion and $3.5 billion, respectively, of interests in nonconsolidated agency re-securitization entities, and $15 million and $46 million, respectively, of senior and subordinated interests in nonconsolidated private-label re-securitization entities. See page 167 of this Note for further information on interests held in nonconsolidated securitization VIEs.
Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered, multi-seller conduits, see Note 16 on pages 249–250 of JPMorgan Chase’s 2010 Annual Report.
As a result of the Firm’s continuing involvement, the Firm consolidates its Firm-administered multi-seller conduits, as the Firm has both the power to direct the significant activities of the conduits and a potentially significant economic interest. The Firm consolidated $22.3 billion and $21.7 billion, respectively, of assets held by Firm-administered multi-seller conduits and $19.9 billion and $21.6 billion, respectively, of beneficial interests in commercial paper issued to third parties at September 30, 2011, and December 31, 2010.
The Firm provides deal-specific liquidity as well as program-wide liquidity and credit enhancement to the Firm-administered multi-seller conduits, which have been eliminated in consolidation. The Firm-administered multi-seller conduits provide certain of their clients with lending-related commitments. The unfunded portion of these commitments was $11.2 billion and $10.0 billion at September 30, 2011, and December 31, 2010, respectively, and are reported as off–balance sheet lending-related commitments. For more information on off–balance sheet lending-related commitments, see Note 21 on pages 176–180 of this Form 10-Q.
VIEs associated with investor intermediation activities
Municipal bond vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with municipal bond vehicles, see Note 16 on pages 250–251 of JPMorgan Chases 2010 Annual Report.
The Firm’s exposure to nonconsolidated municipal bond VIEs at September 30, 2011, and December 31, 2010, including the ratings profile of the VIEs’ assets, was as follows.

(in billions)	Fair value of assets held by VIEs	Liquidity facilities(a)	Excess/(deficit)(b)	Maximum exposure
Nonconsolidated municipal bond vehicles
September 30, 2011	$13.3	$7.8	$5.5	$7.8
December 31, 2010	13.7	8.8	4.9	8.8

	Ratings profile of VIE assets(c)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
	Investment-grade				Noninvestment- grade
(in billions, except where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below
September 30, 2011	$1.7	$10.9	$0.7	$—	$—	$13.3	6.6
December 31, 2010	1.9	11.2	0.6	—	—	13.7	15.5

(a)
The Firm may serve as credit enhancement provider to municipal bond vehicles in which it serves as liquidity provider. The Firm provided insurance on underlying municipal bonds, in the form of letters of credit, of $10 million at both September 30, 2011, and December 31, 2010.

(b)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(c)	The ratings scale is based on the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.
The Firm consolidated $8.5 billion and $4.6 billion of municipal bond vehicles as of September 30, 2011, and December 31, 2010, respectively, due to the Firm owning the residual interests.
Credit-related note and asset swap vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with credit-related note and asset swap vehicles, see Note 16 on pages 244–259 of JPMorgan Chase’s 2010 Annual Report.
Exposure to nonconsolidated credit-related note and asset swap VIEs at September 30, 2011, and December 31, 2010, was as follows.

September 30, 2011 (in billions)	Net derivative receivables	Trading assets(a)	Total exposure(b)	Par value of collateral held by VIEs(c)
Credit-related notes
Static structure	$1.2	$—	$1.2	$10.9
Managed structure	2.8	0.1	2.9	8.6
Total credit-related notes	4.0	0.1	4.1	19.5
Asset swaps	0.3	—	0.3	7.5
Total	$4.3	$0.1	$4.4	$27.0
December 31, 2010 (in billions)	Net derivative receivables	Trading assets(a)	Total exposure(b)	Par value of collateral held by VIEs(c)
Credit-related notes
Static structure	$1.0	$—	$1.0	$9.5
Managed structure	2.8	—	2.8	10.7
Total credit-related notes	3.8	—	3.8	20.2
Asset swaps	0.3	—	0.3	7.6
Total	$4.1	$—	$4.1	$27.8

(a)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(b)	On–balance sheet exposure that includes net derivative receivables and trading assets – debt and equity instruments.

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

The Firm consolidated credit-related note vehicles with collateral fair values of $239 million and $142 million, at September 30, 2011, and December 31, 2010, respectively. The Firm consolidated these vehicles, because in its role as secondary market-maker, it held positions in these entities that provided the Firm with control of certain vehicles. The Firm did not consolidate any asset swap vehicles at September 30, 2011, and December 31, 2010.
VIEs sponsored by third parties
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 253 of JPMorgan Chase’s 2010 Annual Report.

Investment in a third-party credit card securitization trust
The Firm holds two interests in a third-party-sponsored VIE, which is a credit card securitization trust that owns credit card receivables issued by a national retailer. The Firm is not the primary beneficiary of the trust as the Firm does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. The Firm’s interests in the VIEs include investments classified as AFS securities that had fair values of $2.9 billion and $3.1 billion at September 30, 2011, and December 31, 2010, respectively, and other interests which are classified as loans and have a fair value of approximately $1.0 billion at both September 30, 2011, and December 31, 2010. For more information on AFS securities and loans, see Notes 11 and 13 on pages 130–134 and 136–157, respectively, of this Form 10-Q.
Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of September 30, 2011, and December 31, 2010.

	Assets				Liabilities
September 30, 2011 (in billions)	Trading assets – debt and equity instruments	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$49.3	$0.8	$50.1	$32.2	$—	$32.2
Firm-administered multi-seller conduits	—	22.0	0.3	22.3	19.9	—	19.9
Mortgage securitization entities(a)	1.1	2.4	—	3.5	2.0	1.4	3.4
Other(b)	10.5	4.1	1.4	16.0	11.9	0.1	12.0
Total	$11.6	$77.8	$2.5	$91.9	$66.0	$1.5	$67.5

	Assets				Liabilities
December 31, 2010 (in billions)	Trading assets – debt and equity instruments	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$67.2	$1.3	$68.5	$44.3	$—	$44.3
Firm-administered multi-seller conduits	—	21.1	0.6	21.7	21.6	0.1	21.7
Mortgage securitization entities(a)	1.8	2.9	—	4.7	2.4	1.6	4.0
Other(b)	8.0	4.4	1.6	14.0	9.3	0.3	9.6
Total	$9.8	$95.6	$3.5	$108.9	$77.6	$2.0	$79.6

(a)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(b)	Primarily comprises student loans and municipal bonds.

(c)	Includes assets classified as cash, derivative receivables, AFS securities, and other assets within the Consolidated Balance Sheets.

(d)
The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(e)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $39.2 billion and $52.6 billion at September 30, 2011, and December 31, 2010, respectively. The maturities of the long-term beneficial interests as of September 30, 2011, and December 31, 2010, were as follows: $11.6 billion and $13.9 billion under one year, $19.2 billion and $29.0 billion between one and five years, and $8.4 billion and $9.7 billion over five years, all respectively.

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

Securitization activity
The following tables provide information related to the Firm’s securitization activities for the three and nine months ended September 30, 2011 and 2010, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, as sale accounting was achieved based on the accounting rules in effect at the time of the securitization. For the three- and nine-month periods ended September 30, 2011 and 2010, there were no mortgage loans that were securitized, except for commercial and other, and there were no cash flows from the Firm to the SPEs related to recourse arrangements.

	Three months ended September 30, 2011
	Residential mortgage
(in millions)	Prime(e)	Subprime	Option ARMs	Commercial and other
Principal securitized	$—	$—	$—	$1,862
All cash flows during the period(a):
Proceeds from new securitizations(b)	—	—	—	1,878
Servicing fees collected	109	22	33	1
Purchases of previously transferred financial assets (or the underlying collateral)(c)	36	1	—	—
Cash flows received on the interests that continue to be held by the Firm(d)	51	4	1	55

	Three months ended September 30, 2010
	Residential mortgage
(in millions)	Prime(e)	Subprime	Option ARMs	Commercial and other
Principal securitized	$—	$—	$—	$574
All cash flows during the period(a):
Proceeds from new securitizations(b)	—	—	—	601
Servicing fees collected	77	55	109	1
Purchases of previously transferred financial assets (or the underlying collateral)(c)	46	—	—	—
Cash flows received on the interests that continue to be held by the Firm(d)	64	6	8	38

	Nine months ended September 30, 2011
	Residential mortgage
(in millions)	Prime(e)	Subprime	Option ARMs	Commercial and other
Principal securitized	$—	$—	$—	$4,802
All cash flows during the period(a):
Proceeds from new securitizations(b)	—	—	—	4,966
Servicing fees collected	223	117	236	3
Purchases of previously transferred financial assets (or the underlying collateral)(c)	712	11	10	—
Cash flows received on the interests that continue to be held by the Firm(d)	163	12	3	135

	Nine months ended September 30, 2010
	Residential mortgage
(in millions)	Prime(e)	Subprime	Option ARMs	Commercial and other
Principal securitized	$—	$—	$—	$1,136
All cash flows during the period(a):
Proceeds from new securitizations(b)	—	—	—	1,193
Servicing fees collected	241	154	344	3
Purchases of previously transferred financial assets (or the underlying collateral)(c)	146	6	—	—
Cash flows received on the interests that continue to be held by the Firm(d)	216	18	19	106

(a)	Excludes sales for which the Firm did not securitize the loan (including loans sold to Ginnie Mae, Fannie Mae and Freddie Mac).

(b)
Included $1.9 billion and $5.0 billion, respectively, and $601 million and $1.2 billion, respectively, of proceeds from new securitizations received as securities for the three and nine months ended September 30, 2011 and 2010. These securities were largely classified as level 2 of the fair value measurement hierarchy.

(c)
Includes cash paid by the Firm to reacquire assets from the off–balance sheet, nonconsolidated entities – for example, loan repurchases due to representation and warranties and servicer clean-up calls.

(d)	Includes cash flows received on retained interests – including, for example, principal repayments and interest payments.

(e)	Includes Alt-A loans and re-securitization transactions.

Loans sold to agencies and other third-party sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans, predominantly to Ginnie Mae, Fannie Mae and Freddie Mac (the “Agencies”). These loans are sold primarily for the purpose of securitization by the Agencies, which also provide credit enhancement of the loans through certain guarantee provisions. The Firm does not consolidate these securitization vehicles as it is not the primary beneficiary. In connection with these loan sales, the Firm makes certain representations and warranties. For additional information about the Firm’s loan sale- and securitization-related indemnifications, see Note 21 on pages 176–180 of this Form 10-Q.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Carrying value of loans sold(a)(b)	$39,130	$42,543	$110,986	$108,090
Proceeds received from loan sales as cash	1,298	2,786	2,203	3,386
Proceeds from loans sales as securities(c)	37,252	39,045	106,935	102,861
Total proceeds received from loan sales	$38,550	$41,831	$109,138	$106,247
Gains on loan sales	43	91	95	182

(a)	Predominantly to U.S. government agencies.

(b)	MSRs were excluded from the above table. See Note 16 on pages 169–171 of this Form 10-Q for further information on originated MSRs.

(c)	Predominantly includes securities from U.S. government agencies that are generally sold shortly after receipt.
Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 21 on pages 176-180 of this Form 10-Q, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae, as well as for other U.S. government agencies in certain arrangements. The Firm typically elects to repurchase delinquent loans from Ginnie Mae as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the balance sheet as a loan with an offsetting liability. As of September 30, 2011, and December 31, 2010, the Firm had recorded on its Consolidated Balance Sheets $13.7 billion and $13.0 billion, respectively, of loans that either had been repurchased or for which the Firm had an option to repurchase. Predominately all of the amounts presented above relate to loans that have been repurchased from Ginnie Mae. Additionally, real estate owned resulting from voluntary repurchases of loans was $2.4 billion and $1.9 billion as of September 30, 2011, and December 31, 2010, respectively. Substantially all of these loans and real estate owned are insured or guaranteed by U.S. government agencies, and where applicable, reimbursement is proceeding normally. For additional information, refer to Note 13 on pages 136–157 of this Form 10-Q and Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.

JPMorgan Chase’s interest in securitized assets held at fair value
The following table outlines the key economic assumptions used to determine the fair value, as of September 30, 2011, and December 31, 2010, of certain of the Firm’s retained interests in nonconsolidated VIEs (other than MSRs), that are valued using modeling techniques. The table also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of MSRs, see Note 16 on pages 169–171 of this Form 10-Q.

September 30, 2011	Residential mortgage	Commercial and other
(in millions, except rates and where otherwise noted)	Prime(d)
JPMorgan Chase interests in securitized assets(a)(b)	$645	$2,756
Weighted-average life (in years)	6.3	1.4
Weighted-average constant prepayment rate(c)	8%	—%
	CPR	CPR
Impact of 10% adverse change	$(11)	$—
Impact of 20% adverse change	(22)	—
Weighted-average loss assumption	5.7%	0.5%
Impact of 10% adverse change	$(7)	$(83)
Impact of 20% adverse change	(15)	(160)
Weighted-average discount rate	14.5%	23.5%
Impact of 10% adverse change	$(23)	$(71)
Impact of 20% adverse change	(44)	(127)

December 31, 2010	Residential mortgage	Commercial and other
(in millions, except rates and where otherwise noted)	Prime(d)
JPMorgan Chase interests in securitized assets(a)(b)	$708	$2,906
Weighted-average life (in years)	5.5	3.3
Weighted-average constant prepayment rate(c)	7.9%	—%
	CPR	CPR
Impact of 10% adverse change	$(15)	$—
Impact of 20% adverse change	(27)	—
Weighted-average loss assumption	5.2%	2.1%
Impact of 10% adverse change	$(12)	$(76)
Impact of 20% adverse change	(21)	(151)
Weighted-average discount rate	11.6%	16.4%
Impact of 10% adverse change	$(26)	$(69)
Impact of 20% adverse change	(47)	(134)

(a)
The Firm’s interests in subprime securitizations were $21 million and $14 million, as of September 30, 2011, and December 31, 2010, respectively. Additionally, the Firm had interests in option ARM securitizations of $25 million and $29 million at September 30, 2011, and December 31, 2010, respectively.

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

Loan delinquencies and liquidation losses
The table below includes information about delinquencies, liquidation losses and components of off-balance sheet securitized financial assets as of September 30, 2011, and December 31, 2010.

			90 days past due		Liquidation losses
	Credit exposure				Three months ended September 30,		Nine months ended September 30,
(in millions)	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	2011	2010	2011	2010
Securitized loans(a)
Residential mortgage:
Prime mortgage(b)	$123,215	$143,764	$30,029	$33,093	$1,567	$1,490	$4,301	$4,875
Subprime mortgage	37,454	40,721	14,706	15,456	718	749	2,334	2,865
Option ARMs	32,212	35,786	9,851	10,788	481	479	1,389	1,705
Commercial and other	91,667	106,245	5,028	5,791	288	159	742	331
Total loans securitized(c)	$284,548	$326,516	$59,614	$65,128	$3,054	$2,877	$8,766	$9,776

(a)
Total assets held in securitization-related SPEs were $351.8 billion and $391.1 billion, respectively, at September 30, 2011, and December 31, 2010. The $284.5 billion and $326.5 billion, respectively, of loans securitized at September 30, 2011, and December 31, 2010 excludes: $59.3 billion and $56.0 billion, respectively, of securitized loans in which the Firm has no continuing involvement and $8.0 billion and $8.6 billion, respectively, of loan securitizations consolidated on the Firm’s Consolidated Balance Sheets at September 30, 2011, and December 31, 2010.

(b)	Includes Alt-A loans.

(c)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.
NOTE 16 – GOODWILL AND OTHER INTANGIBLE ASSETS
For a discussion of accounting policies related to goodwill and other intangible assets, see Note 17 on pages 260–263 of JPMorgan Chase’s 2010 Annual Report.
Goodwill and other intangible assets consist of the following.

(in millions)	September 30, 2011	December 31, 2010
Goodwill	$48,180	$48,854
Mortgage servicing rights	7,833	13,649
Other intangible assets:
Purchased credit card relationships	$668	$897
Other credit card-related intangibles	508	593
Core deposit intangibles	662	879
Other intangibles	1,558	1,670
Total other intangible assets	$3,396	$4,039
Goodwill
The following table presents goodwill attributed to the business segments.

(in millions)	September 30, 2011	December 31, 2010
Investment Bank	$5,283	$5,278
Retail Financial Services	16,489	16,496
Card Services & Auto	14,514	14,522
Commercial Banking	2,864	2,866
Treasury & Securities Services	1,667	1,680
Asset Management	6,986	7,635
Corporate/Private Equity	377	377
Total goodwill	$48,180	$48,854

The following table presents changes in the carrying amount of goodwill.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Balance at beginning of period(a)	$48,882	$48,320	$48,854	$48,357
Changes during the period from:
Business combinations	60	381	66	400
Dispositions	(645)	—	(645)	(19)
Other(b)	(117)	35	(95)	(2)
Balance at September 30(a)	$48,180	$48,736	$48,180	$48,736

(a)	Reflects gross goodwill balances as the Firm has not recognized any impairment losses to date.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.
The net reduction in goodwill was predominantly due to AM’s sale of its investment in an asset manager.
Goodwill was not impaired at September 30, 2011, or December 31, 2010, nor was any goodwill written off due to impairment during the nine month periods ended September 30, 2011 or 2010. During the nine months ended September 30, 2011, the Firm reviewed current conditions and prior projections for all of its reporting units. In addition, the Firm updated the discounted cash flow valuations of its consumer lending businesses in RFS and Card, as these businesses continue to have elevated risk for goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of regulatory and legislative changes. As a result of these reviews, the Firm concluded that goodwill for these businesses and the Firm’s other reporting units was not impaired at September 30, 2011.
The Firm’s consumer lending businesses in RFS and Card remain at an elevated risk of goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of economic, regulatory and legislative changes. The valuation of these businesses is particularly dependent upon economic conditions (including new unemployment claims and home prices), regulatory and legislative changes (for example, those related to residential mortgage servicing, foreclosure and loss mitigation activities, and those that may affect consumer credit card use), and the amount of equity capital required. The assumptions used in the discounted cash flow valuation models were determined using management’s best estimates. The cost of equity reflected the related risks and uncertainties, and was evaluated in comparison to relevant market peers. Deterioration in these assumptions could cause the estimated fair values of these reporting units and their associated goodwill to decline, which may result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
Mortgage servicing rights
Mortgage servicing rights represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future fees and ancillary revenue, offset by estimated costs to service the loans. The fair value of mortgage servicing rights naturally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual and ancillary fee income. For a further description of the MSR asset, interest rate risk management, and the valuation of MSRs, see Notes 17 on pages 260–263, respectively of JPMorgan Chase’s 2010 Annual Report and Note 3 on pages 104–116 of this Form 10-Q.
The fair value of the MSR decreased $4.4 billion and $5.8 billion during the three and nine months ended September 30, 2011, respectively. This decrease was predominately the result of a decline in market interest rates (which generally increase prepayments and therefore reduce the expected life of the net servicing cash flows that comprise the MSR asset), which resulted in a loss of $4.6 billion and $5.1 billion for the three and nine months ended September 30, 2011, respectively. These losses were offset by gains of $4.6 billion and $5.1 billion for the three and nine months ended September 30, 2011, respectively, on derivatives used to hedge the MSR asset; these derivatives are recognized on the balance sheet separately from the MSR asset. Also contributing to the decline in fair value of the MSR was a $1.1 billion decrease related to revised cost to service assumptions incorporated in the MSR valuation in the first quarter of 2011 to reflect the estimated impact of higher servicing costs to enhance servicing processes, particularly loan modification and foreclosure procedures, including costs to comply with Consent Orders entered into with banking regulators. The increase in the cost to service assumption contemplates significant and prolonged increases in staffing levels in the core and default servicing functions, and specifically considers the higher cost to service certain high-risk vintages. Other than the decrease in market interest rates and the increased cost to service assumption, predominantly all of the changes in the fair value of the MSR asset resulted from the effect of new MSR originations and amortization.

The decrease in the fair value of the MSR results in a lower asset value that will amortize in future periods against contractual and ancillary fee income received in future periods. While there is expected to be higher levels of noninterest expense associated with higher servicing costs in those future periods, there will also be less MSR amortization, which will have the effect of increasing mortgage fees and related income. The amortization of the MSR is reflected in the tables below under “Changes in fair value due to modeled servicing portfolio runoff”.
The following table summarizes MSR activity for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except where otherwise noted)	2011	2010	2011	2010
Fair value at beginning of period	$12,243	$11,853	$13,649	$15,531
MSR activity
Originations of MSRs	623	803	1,942	2,025
Purchase of MSRs	1	9	31	23
Disposition of MSRs	—	(257)	—	(262)
Total net additions	624	555	1,973	1,786
Changes in fair value due to market interest rates	(4,575)	(1,398)	(5,129)	(4,997)
Changes in fair value due to modeled servicing portfolio runoff(a)	(459)	(606)	(1,503)	(1,835)
Other changes in valuation due to inputs and assumptions(b)	—	(99)	(1,157)	(180)
Total change in fair value of MSRs(c)	(5,034)	(2,103)	(7,789)	(7,012)
Fair value at September 30(d)	$7,833	$10,305	$7,833	$10,305
Change in unrealized gains/(losses) included in income related to MSRs held at September 30	$(4,575)	$(1,497)	$(6,286)	$(5,177)
Contractual service fees, late fees and other ancillary fees included in income	$986	$1,113	$2,994	$3,393
Third-party mortgage loans serviced at September 30 (in billions)	$932.6	$1,021.2	$932.6	$1,021.2
Servicer advances, net at September 30 (in billions)(e)	$11.0	$9.3	$11.0	$9.3

(a)	Predominantly represents modeled MSR asset amortization.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as costs to service, home prices, mortgage spreads, ancillary income, and assumptions used to derive prepayment speeds, as well as changes to the valuation models themselves.

(c)
Includes changes related to commercial real estate of $(3) million and $(2) million for the three months ended September 30, 2011 and 2010, respectively, and $(7) million and $(6) million for the nine months ended September 30, 2011 and 2010, respectively.

(d)	Includes $33 million and $35 million related to commercial real estate at September 30, 2011 and 2010, respectively.

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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
RFS mortgage fees and related income
Net production revenue:
Production revenue	$1,090	$1,233	$2,536	$2,342
Repurchase losses	(314)	(1,464)	(957)	(2,563)
Net production revenue	776	(231)	1,579	(221)
Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	1,039	1,153	3,102	3,446
Changes in MSR asset fair value due to modeled servicing portfolio runoff(a)	(457)	(604)	(1,498)	(1,829)
Total operating revenue	582	549	1,604	1,617
Risk management:
Changes in MSR asset fair value due to market interest rates	(4,574)	(1,398)	(5,127)	(4,997)
Other changes in MSR asset fair value due to inputs or assumptions in model(b)	—	(99)	(1,158)	(180)
Derivative valuation adjustments and other	4,596	1,884	5,093	6,027
Total risk management	22	387	(1,192)	850
Total RFS net mortgage servicing revenue	604	936	412	2,467
All other	—	2	5	7
Mortgage fees and related income	$1,380	$707	$1,996	$2,253

(a)	Predominantly represents modeled MSR asset amortization.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as costs to service, home prices, mortgage spreads, ancillary income, and assumptions used to derive prepayment speeds, as well as changes to the valuation models themselves.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at September 30, 2011, and December 31, 2010; and it outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	September 30, 2011	December 31, 2010
Weighted-average prepayment speed assumption (“CPR”)	19.81%	11.29%
Impact on fair value of 10% adverse change	$(822)	$(809)
Impact on fair value of 20% adverse change	(1,584)	(1,568)
Weighted-average option adjusted spread	4.13%	3.94%
Impact on fair value of 100 basis points adverse change	$(336)	$(578)
Impact on fair value of 200 basis points adverse change	(645)	(1,109)
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

Other intangible assets
The $643 million decrease in other intangible assets during the nine months ended September 30, 2011, was due to $641 million in amortization.
The components of credit card relationships, core deposits and other intangible assets were as follows.

	September 30, 2011			December 31, 2010
	Gross amount(a)	Accumulated amortization(a)	Net carrying value	Gross amount	Accumulated amortization	Net carrying value
(in millions)
Purchased credit card relationships	$3,823	$3,155	$668	$5,789	$4,892	$897
Other credit card-related intangibles	838	330	508	907	314	593
Core deposit intangibles	4,132	3,470	662	4,280	3,401	879
Other intangibles	2,457	899	1,558	2,515	845	1,670

(a)	The decrease in the gross amount and accumulated amortization from December 31, 2010, was due to the removal of fully amortized assets.
In addition to the finite lived intangible assets in the previous table, the Firm has intangible assets of approximately $600 million consisting primarily of asset management advisory contracts, which were determined to have an indefinite life and are not amortized.
Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and other intangible assets.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Purchased credit card relationships	$69	$80	$226	$274
All other intangibles:
Other credit card-related intangibles	27	26	80	78
Core deposit intangibles	72	82	216	248
Other intangibles	44	30	119	96
Total amortization expense	$212	$218	$641	$696
Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and other intangible assets.

For the year: (in millions)	Purchased credit card relationships	Other credit card-related intangibles	Core deposit intangibles	Other intangibles	Total
2011(a)	$294	$105	$284	$153	$836
2012	252	105	240	136	733
2013	212	102	195	129	638
2014	108	100	100	112	420
2015	22	92	25	94	233

(a)
Includes $226 million, $80 million, $216 million, and $119 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the nine months ended September 30, 2011.

NOTE 17 – DEPOSITS
For further discussion of deposits, see Note 19 on pages 263–264 in JPMorgan Chase’s 2010 Annual Report.
At September 30, 2011, and December 31, 2010, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	September 30, 2011	December 31, 2010
U.S. offices
Noninterest-bearing	$323,058	$228,555
Interest-bearing
Demand(a)	50,418	33,368
Savings(b)	356,567	334,632
Time (included $3,669 and $2,733 at fair value)(c)	77,655	87,237
Total interest-bearing deposits	484,640	455,237
Total deposits in U.S. offices	807,698	683,792
Non-U.S. offices
Noninterest-bearing	14,724	10,917
Interest-bearing
Demand	194,754	174,417
Savings	891	607
Time (included $1,147 and $1,636 at fair value)(c)	74,641	60,636
Total interest-bearing deposits	270,286	235,660
Total deposits in non-U.S. offices	285,010	246,577
Total deposits	$1,092,708	$930,369

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4 on pages 187–189 of JPMorgan Chase’s 2010 Annual Report.
NOTE 18 – OTHER BORROWED FUNDS
The following table details the components of other borrowed funds.

(in millions)	September 30, 2011	December 31, 2010
Advances from Federal Home Loan Banks(a)	$—	$2,250
Other	29,318	32,075
Total other borrowed funds(b)(c)	$29,318	$34,325

(a)
Effective January 1, 2011, $23.0 billion of long-term advances from FHLBs were reclassified from other borrowed funds to long-term debt. The prior-year period has been revised to conform with the current presentation.

(b)	Includes other borrowed funds of $9.4 billion and $9.9 billion accounted for at fair value at September 30, 2011, and December 31, 2010, respectively.

(c)	Includes other borrowed funds of $10.0 billion and $14.8 billion secured by assets totaling $9.9 billion and $15.0 billion at September 30, 2011, and December 31, 2010, respectively.

As of September 30, 2011, and December 31, 2010, JPMorgan Chase had no significant lines of credit for general corporate purposes.

NOTE 19 – EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 25 on page 269 of JPMorgan Chase’s 2010 Annual Report. The following table presents the calculation of basic and diluted EPS for the three- and nine- month periods ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2011	2010	2011	2010
Basic earnings per share
Net income	$4,262	$4,418	$15,248	$12,539
Less: Preferred stock dividends	157	160	472	485
Net income applicable to common equity	4,105	4,258	14,776	12,054
Less: Dividends and undistributed earnings allocated to participating securities	169	239	635	701
Net income applicable to common stockholders	$3,936	$4,019	$14,141	$11,353
Total weighted-average basic shares outstanding	3,859.6	3,954.3	3,933.2	3,969.4
Net income per share	$1.02	$1.02	$3.60	$2.86

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2011	2010	2011	2010
Diluted earnings per share
Net income applicable to common stockholders	$3,936	$4,019	$14,141	$11,353
Total weighted-average basic shares outstanding	3,859.6	3,954.3	3,933.2	3,969.4
Add: Employee stock options, SARs and warrants(a)	12.6	17.6	23.3	21.3
Total weighted-average diluted shares outstanding(b)	3,872.2	3,971.9	3,956.5	3,990.7
Net income per share	$1.02	$1.01	$3.57	$2.84

(a)
Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans and the warrants originally issued in 2008 under the U.S. Treasury’s Capital Purchase Program to purchase shares of the Firm’s common stock. The aggregate number of shares issuable upon the exercise of such options and warrants was 197 million and 236 million for the three months ended September 30, 2011 and 2010, respectively, and 112 million and 233 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Nine months ended September 30, 2011	Unrealized gains/(losses) on AFS securities(b)		Translation adjustments, net of hedges		Cash flow hedges		Net loss and prior service costs/(credit) of defined benefit pension and OPEB plans		Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2011	$2,498	(c)	$253		$206		$(1,956)		$1,001
Net change	1,239	(d)	(210)	(e)	(152)	(f)	86	(g)	963
Balance at September 30, 2011	$3,737	(c)	$43		$54		$(1,870)		$1,964

Nine months ended September 30, 2010	Unrealized gains/(losses) on AFS securities(b)		Translation adjustments, net of hedges		Cash flow hedges		Net loss and prior service costs/(credit) of defined benefit pension and OPEB plans		Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2010	$2,032	(c)	$(16)		$181		$(2,288)		$(91)
Cumulative effect of change in accounting principle(a)	(144)		—		—		—		(144)
Net change	2,839	(d)	196	(e)	142	(f)	154	(g)	3,331
Balance at September 30, 2010	$4,727	(c)	$180		$323		$(2,134)		$3,096

(a)
Reflects the effect of adoption of accounting guidance related to the consolidation of VIEs, and to embedded credit derivatives in beneficial interests in securitized financial assets. AOCI decreased by $129 million due to the adoption of the accounting guidance related to VIEs, as a result of the reversal of the fair value adjustments taken on retained AFS securities that were eliminated in consolidation; for further discussion see Note 16 on pages 244–259 of JPMorgan Chase’s 2010 Annual Report. AOCI decreased by $15 million due to the adoption of the new guidance related to credit derivatives embedded in certain of the Firm’s AFS securities; for further discussion see Note 6 on pages 191-199 of JPMorgan Chase ’s 2010 Annual Report.

(b)	Represents the after-tax difference between the fair value and amortized cost of securities accounted for as AFS.

(c)
At September 30, 2011, January 1, 2011, September 30, 2010 and January 1, 2010, included after-tax unrealized losses not related to credit on debt securities for which credit losses have been recognized in income of $(57) million, $(81) million$(97) million and $(226) million, respectively.

(d)
The net change for the nine months ended September 30, 2011, was due primarily to increased market value on agency mortgage-backed securities (“MBS”)and municipal securities, partially offset by the widening of spreads on non-U.S. corporate debt and realization of gains due to portfolio repositioning. The net change for the nine months ended September 30, 2010, was due primarily to the narrowing of spreads on commercial and non-agency MBS as well as on collateralized loan obligations; also reflects increased market value on pass through MBS.

(e)
The net change for the nine months ended September 30, 2011, and 2010, included after-tax gains/(losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar of $(258) million and $187 million, respectively, partially offset by after-tax gains/(losses) on hedges of $48 million and $9 million, respectively. The Firm may not hedge its entire exposure to foreign currency translation on net investments in foreign operations.

(f)
The net change for the nine months ended September 30, 2011, included $145 million of after-tax gains/(losses) recognized in income, and $(7) million of after-tax gains/(losses), representing the net change in derivative fair value that was reported in comprehensive income. The net change for the nine months ended Sept 30, 2010, included $53 million of after-tax gains recognized in income and $195 million of after-tax gains, representing the net change in derivative fair value that was reported in comprehensive income.

(g)
The net changes for the nine month periods ended September 30, 2011 and 2010, were due to after-tax adjustments based on the final year-end actuarial valuations for the U.S. and non-U.S. defined benefit pension and OPEB plans (for 2010 and 2009, respectively); and the amortization of net loss and prior service credit into net periodic benefit cost.

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
To provide for the risk of loss inherent in wholesale and consumer (excluding credit card) contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 14 on pages 158–159 of this Form 10-Q for further discussion regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at September 30, 2011, and December 31, 2010. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases, without notice as permitted by law. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments

	Contractual amount		Carrying value(j)
(in millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$16,902	$17,662	$—	$—
Home equity – junior lien	27,576	30,948	—	—
Prime mortgage	1,512	1,266	—	—
Subprime mortgage	—	—	—	—
Auto	7,416	5,246	1	2
Business banking	10,284	9,702	5	4
Student and other	891	579	—	—
Total consumer, excluding credit card	64,581	65,403	6	6
Credit card	528,830	547,227	—	—
Total consumer	593,411	612,630	6	6
Wholesale:
Other unfunded commitments to extend credit(a)(b)	217,751	199,859	366	364
Standby letters of credit and other financial guarantees(a)(b)(c)(d)	99,515	94,837	691	705
Unused advised lines of credit	56,245	44,720	—	—
Other letters of credit(a)(d)	6,171	6,663	2	2
Total wholesale	379,682	346,079	1,059	1,071
Total lending-related	$973,093	$958,709	$1,065	$1,077
Other guarantees and commitments
Securities lending guarantees(e)	$199,020	$181,717	NA	NA
Derivatives qualifying as guarantees(f)	81,243	87,768	$718	$294
Unsettled reverse repurchase and securities borrowing agreements(g)	69,752	39,927	—	—
Other guarantees and commitments(h)	6,113	6,492	(6)	(6)
Loan sale and securitization-related indemnifications:
Repurchase liability(i)	NA	NA	3,616	3,285
Loans sold with recourse	10,615	10,982	155	153

(a)
At September 30, 2011, and December 31, 2010, represented the contractual amount net of risk participations totaling $617 million and $542 million, respectively, for Other unfunded commitments to extend credit; $21.2 billion and $22.4 billion, respectively, for Standby letters of credit and other financial guarantees; and $1.4 billion and $1.1 billion, respectively, for Other letters of credit. In regulatory filings with the Federal Reserve Board these commitments are shown gross of risk participations.

(b)
At September 30, 2011, and December 31, 2010, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other not-for-profit entities of $48.5 billion and $43.4 billion, respectively. These commitments also include liquidity facilities to nonconsolidated municipal bond VIEs; for further information, see Note 15 on pages 160–168 of this Form 10-Q.

(c)	At September 30, 2011, and December 31, 2010, included unissued Standby letters of credit commitments of $43.0 billion and $41.6 billion, respectively.

(d)
At September 30, 2011, and December 31, 2010, JPMorgan Chase held collateral relating to $40.7 billion and $37.8 billion, respectively, of Standby letters of credit; and $1.5 billion and $2.1 billion, respectively, of Other letters of credit.

(e)
At September 30, 2011, and December 31, 2010, collateral held by the Firm in support of securities lending indemnification agreements was $200.8 billion and $185.0 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)
Represents notional amounts of derivatives qualifying as guarantees. The carrying value at September 30, 2011, and December 31, 2010, reflected derivative payables of $823 million and $390 million, respectively, less derivative receivables of $105 million and $96 million, respectively.

(g)
At September 30, 2011, and December 31, 2010, the amount of commitments related to forward starting reverse repurchase agreements and securities borrowing agreements were $20.4 billion and $14.4 billion, respectively. Commitments related to unsettled reverse repurchase agreements and securities borrowing agreements with regular way settlement periods were $49.3 billion and $25.5 billion, at September 30, 2011, and December 31, 2010, respectively.

(h)
At September 30, 2011, and December 31, 2010, included unfunded commitments of $853 million and $1.0 billion, respectively, to third-party private equity funds; and $1.4 billion and $1.4 billion, respectively, to other equity investments. These commitments included $790 million and $1.0 billion, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 104–116 of this Form 10-Q. In addition, at September 30, 2011, and December 31, 2010, included letters of credit hedged by derivative transactions and managed on a market risk basis of $3.9 billion and $3.8 billion, respectively.

(i)
Represents the estimated repurchase liability related to indemnifications for breaches of representations and warranties in loan sale and securitization agreements. For additional information, see Loan sale and securitization-related indemnifications on page 179 of this Note.

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
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged and acquisition finance activities, which were $7.1 billion and $5.9 billion at September 30, 2011, and December 31, 2010, respectively. For further information, see Note 3 and Note 4 on pages 104–116 and 116–118 respectively, of this Form 10-Q.
Guarantees
The Firm considers the following off–balance sheet lending-related arrangements to be guarantees under U.S. GAAP: standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 30 on pages 275–280 of JPMorgan Chase’s 2010 Annual Report. The recorded amounts of the related guarantees and indemnifications at September 30, 2011, and December 31, 2010, excluding the allowance for credit losses on lending-related commitments are discussed below.
Standby letters of credit
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $693 million and $707 million at September 30, 2011, and December 31, 2010, respectively, which were classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values included $314 million and $347 million, respectively, for the allowance for lending-related commitments, and $379 million and $360 million, respectively, for the guarantee liability and corresponding asset.
The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of September 30, 2011, and December 31, 2010.
Standby letters of credit and other financial guarantees and other letters of credit

	September 30, 2011			December 31, 2010
(in millions)	Standby letters of credit and other financial guarantees		Other letters of credit	Standby letters of credit and other financial guarantees		Other letters of credit
Investment-grade(a)	$76,321		$4,971	$70,236		$5,289
Noninvestment-grade(a)	23,194		1,200	24,601		1,374
Total contractual amount(b)	$99,515	(c)	$6,171	$94,837	(c)	$6,663
Allowance for lending-related commitments	$312		$2	$345		$2
Commitments with collateral	40,715		1,468	37,815		2,127

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

(b)
At September 30, 2011, and December 31, 2010, represented contractual amount net of risk participations totaling $21.2 billion and $22.4 billion, respectively, for Standby letters of credit and other financial guarantees; and $1.4 billion and $1.1 billion, respectively, for Other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(c)	At September 30, 2011, and December 31, 2010, included unissued Standby letters of credit commitments of $43.0 billion and $41.6 billion, respectively.

Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that meet the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, see Note 30 on pages 275-280 of JPMorgan Chase’s 2010 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $81.2 billion and $87.8 billion at September 30, 2011, and December 31, 2010, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value contracts is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $25.9 billion and $25.9 billion and the maximum exposure to loss was $2.8 billion and $2.7 billion, at September 30, 2011, and December 31, 2010, respectively. The fair values of the contracts reflects the probability of whether the Firm will be required to perform under the contract. The fair value related to derivatives that the Firm deems to be guarantees were derivative payables of $823 million and $390 million and derivative receivables of $105 million and $96 million at September 30, 2011, and December 31, 2010, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.

In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5 on pages 119–126 of this Form 10-Q, and Note 6 on pages 191–199 of JPMorgan Chase’s 2010 Annual Report.
Loan sale- and securitization-related indemnifications
Indemnifications for breaches of representations and warranties
In connection with the Firm’s loan sale and securitization activities with the GSEs and other loan sale and private-label securitization transactions, as described in Notes 13 and 15 on pages 136–157 and 160–168, respectively, of this Form 10-Q, and Notes 14 and 16 on pages 220–238 and 244–259, respectively of JPMorgan Chase’s 2010 Annual Report, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties; although there have been generalized allegations that the Firm should repurchase loans sold or deposited into private-label securitizations, predominantly all of the loan-level repurchase demands received by the Firm and the Firm’s losses realized to date are related to loans sold to the GSEs.
The Firm has recognized a repurchase liability of $3.6 billion and $3.3 billion, as of September 30, 2011, and December 31, 2010, respectively, which is reported in accounts payable and other liabilities net of probable recoveries from third-party correspondents of $575 million and $517 million at September 30, 2011, and December 31, 2010, respectively.
Substantially all of the estimates and assumptions underlying the Firm’s established methodology for computing its recorded repurchase liability – including factors such as the amount of probable future demands from purchasers, trustees or investors, the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure, and recoveries from third parties - require application of a significant level of management judgment. Estimating the repurchase liability is further complicated by historical data and uncertainty surrounding numerous external factors, including: (i) macro-economic factors and (ii) the level of future demands, which is dependent, in part, on actions taken by third parties such as the GSEs, mortgage insurers, trustees and investors.
While the Firm uses the best information available to it in estimating its repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts accrued as of September 30, 2011, are reasonably possible. The Firm believes the estimate of the range of reasonably possible losses, in excess of its established repurchase liability, is from $0 to approximately $2 billion at September 30, 2011. This estimated range of reasonably possible loss considers the Firm's GSE-related exposure based on an assumed peak to trough decline in home prices of 45%, which is an additional 10 percentage point decline in home prices beyond the Firm’s current assumptions, which were derived from a nationally recognized home price index. Although the Firm does not consider such further decline in home prices to be likely to occur, such a decline could increase the level of loan delinquencies, thereby potentially increasing the repurchase demand rate from the GSEs and increasing loss severity on repurchased loans, each of which could affect the Firm’s repurchase liability. Claims related to private-label securitizations have, thus far, generally manifested themselves through securities-related litigation, which the Firm has considered with other litigation matters as discussed in Note 23 on pages 181–189 of this Form 10-Q. Actual repurchase losses could vary significantly from the Firm’s recorded repurchase liability or this estimate of reasonably possible additional losses, depending on the outcome of various factors, including those considered above.
The following table summarizes the change in the repurchase liability for each of the periods presented.
Summary of changes in mortgage repurchase liability

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Repurchase liability at beginning of period	$3,631	$2,332	$3,285	$1,705
Realized losses(a)	(329)	(489)	(801)	(1,052)
Provision for repurchase losses	314	1,464	1,132	2,654
Repurchase liability at end of period	$3,616	$3,307	$3,616	$3,307

(a)
Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expenses. Make-whole settlements were $162 million and $225 million for the three months ended September 30, 2011 and 2010, respectively, and $403 million and $480 million for the nine months ended September 30, 2011 and 2010, respectively.

Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At September 30, 2011, and December 31, 2010, the unpaid principal balance of loans sold with recourse totaled $10.6 billion and $11.0 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations was $155 million and $153 million at September 30, 2011, and December 31, 2010, respectively.
NOTE 22 – PLEDGED ASSETS AND COLLATERAL
For a discussion of the Firm’s pledged assets and collateral, see Note 31 on pages 280–281 of JPMorgan Chase’s 2010 Annual Report.
Pledged assets
At September 30, 2011, assets were pledged to collateralize repurchase agreements, other securities financing agreements, derivative transactions and for other purposes, including to secure borrowings and public deposits. Certain of these pledged assets may be sold or repledged by the secured parties and are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets. In addition, at September 30, 2011, and December 31, 2010, the Firm had pledged $273.8 billion and $288.7 billion, respectively, of financial instruments it owns that may not be sold or repledged by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 15 on pages 160–168 of this Form 10-Q, and Note 16 on pages 244–259 of JPMorgan Chase’s 2010 Annual Report, for additional information on assets and liabilities of consolidated VIEs. For further information regarding pledged assets, see Note 31 on page 281 of JPMorgan Chase’s 2010 Annual Report.
Collateral
At September 30, 2011, and December 31, 2010, the Firm had accepted assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of approximately $749.1 billion and $655.0 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, approximately $546.2 billion and $521.3 billion, respectively, were sold or repledged, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales and to collateralize deposits and derivative agreements. For further information regarding collateral, see Note 31 on page 281 of JPMorgan Chase’s 2010 Annual Report.

NOTE 23 – LITIGATION
Contingencies
As of September 30, 2011, the Firm and its subsidiaries are defendants or putative defendants in more than 10,000 legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $5.0 billion at September 30, 2011. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm is involved, taking into account the Firm’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Firm does not believe that an estimate can currently be made. The Firm’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in many such proceedings of multiple defendants (including the Firm) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Firm’s estimate will change from time to time, and actual losses may be more than the current estimate.
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
The Firm also faces a number of civil actions relating to the Firm’s sales of auction-rate securities, including a putative securities class action in the United States District Court for the Southern District of New York that seeks unspecified damages, and individual arbitrations and lawsuits in various forums brought by institutional and individual investors that, together, seek damages totaling more than $200 million. The actions generally allege that the Firm and other firms manipulated the market for auction-rate securities by placing bids at auctions that affected these securities’ clearing rates or otherwise supported the auctions without properly disclosing these activities. Some actions also allege that the Firm misrepresented that auction-rate securities were short-term instruments. The Firm has filed motions to dismiss each of the actions pending in federal court, which are being coordinated before the federal District Court in New York. These motions are currently pending. Claims brought by one issuer of auction-rate securities were recently dismissed by an arbitration panel after the evidentiary hearing.
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
Bear Stearns Hedge Fund Matters. The Bear Stearns Companies LLC (formerly The Bear Stearns Companies Inc. (“Bear Stearns”), certain current or former subsidiaries of Bear Stearns, including Bear Stearns Asset Management, Inc. (“BSAM”) and Bear, Stearns & Co. Inc., and certain individuals formerly employed by Bear Stearns are named defendants (collectively the “Bear Stearns defendants”) in multiple civil actions and arbitrations relating to alleged losses resulting from the failure of the Bear Stearns High Grade Structured Credit Strategies Master Fund, Ltd. (the “High Grade Fund”) and the Bear Stearns High Grade Structured Credit Strategies Enhanced Leverage Master Fund, Ltd. (the “Enhanced Leverage Fund”) (collectively, the “Funds”). BSAM served as investment manager for both of the Funds, which were organized such that there were U.S. and Cayman Islands “feeder funds” that invested substantially all their assets, directly or indirectly, in the Funds. The Funds are in liquidation.

There are currently four civil actions pending in the United States District Court for the Southern District of New York relating to the Funds. Two of these actions involve derivative lawsuits brought on behalf of purchasers of partnership interests in the two U.S. feeder funds, alleging that the Bear Stearns defendants mismanaged the Funds. These actions seek, among other things, unspecified compensatory damages based on alleged investor losses. The third action, brought by the Joint Voluntary Liquidators of the Cayman Islands feeder funds, makes allegations similar to those asserted in the derivative lawsuits related to the U.S. feeder funds, and seeks compensatory and punitive damages. An agreement has been reached, pursuant to which BSAM would pay a maximum of approximately $19 million to settle the derivative action relating to the U.S. feeder fund to the High Grade Fund. BSAM has reserved the right not to proceed with this settlement if plaintiff is unable to secure the participation of investors whose net contributions meet a prescribed percentage of the aggregate net contributions to that feeder fund. That settlement has been preliminarily approved by the Court, and the parties are currently seeking final approval. An agreement in principle also has been reached, pursuant to which BSAM would pay a maximum of approximately $18 million to settle the derivative action relating to the U.S. feeder fund to the Enhanced Leverage Fund. As with the other settlement, BSAM has reserved the right not to proceed with this settlement if plaintiff is unable to secure the participation of investors whose net contributions meet a prescribed percentage of the aggregate net contributions to that feeder fund. That agreement in principle remains subject to documentation and approval by the Court. In the third action, purportedly involving net losses of approximately $700 million, the parties are engaged in discovery.
The fourth action was brought by Bank of America and Banc of America Securities LLC (together “BofA”) alleging breach of contract and fraud in connection with $4 billion securitization, known as a “CDO-squared,” issued in May 2007 for which BSAM served as collateral manager. This securitization was composed of certain collateralized debt obligation holdings that were purchased by BofA from the Funds. BofA seeks in excess of $3 billion in damages. Defendants’ motion to dismiss in this action was denied, an amended complaint was filed and discovery is ongoing.
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
All of the above-described actions filed in federal courts were ordered transferred and joined for pre-trial purposes before the United States District Court for the Southern District of New York. Defendants moved to dismiss the purported securities class action, the shareholders’ derivative action and the ERISA action. In January 2011, the District Court granted the motions to dismiss the derivative and ERISA actions, and denied the motion as to the securities action. Plaintiffs in the derivative action have appealed the dismissal to the United States Court of Appeals for the Second Circuit. Plaintiffs in the ESOP action filed a motion for leave to amend their amended consolidated complaint, which was granted. Discovery is ongoing in the securities action.
City of Milan Litigation and Criminal Investigation. In January 2009, the City of Milan, Italy (the “City”) issued civil proceedings against (among others) JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Ltd. (together, “JPMorgan Chase”) in the District Court of Milan. The proceedings relate to (a) a bond issue by the City in June 2005 (the “Bond”), and (b) an associated swap transaction, which was subsequently restructured on a number of occasions between 2005 and 2007 (the “Swap”). The City seeks damages and/or other remedies against JPMorgan Chase (among others) on the grounds of alleged “fraudulent and deceitful acts” and alleged breach of advisory obligations in connection with the Swap and the Bond, together with related swap transactions with other counterparties. The civil proceedings have been stayed pending the determination of an application by JPMorgan Chase to the Supreme Court in Rome challenging jurisdiction, which will be heard in November 2011.
In March 2010, a criminal judge directed four current and former JPMorgan Chase personnel and JPMorgan Chase Bank, N.A. (as well as other individuals and three other banks) to go forward to a full trial that started in May 2010. Although the Firm is not charged with any crime and does not face criminal liability, if one or more of its employees were found guilty, the Firm could be subject to administrative sanctions, including restrictions on its ability to conduct business in Italy and monetary penalties. Hearings have continued on a weekly basis since May 2010.
Enron Litigation. JPMorgan Chase and certain of its officers and directors are involved in several lawsuits seeking damages arising out of the Firm’s banking relationships with Enron Corp. and its subsidiaries (“Enron”). A number of actions and other proceedings against the Firm previously were resolved, including a class action lawsuit captioned Newby v. Enron Corp. and adversary proceedings brought by Enron’s bankruptcy estate. The remaining Enron-related actions include individual actions by Enron investors, an action by an Enron counterparty, and a purported class action filed on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan asserting claims under ERISA for alleged breaches of fiduciary duties by JPMorgan Chase, its directors and named officers. That action has been dismissed, and is on appeal to the United States Court of Appeals for the Second Circuit.
Interchange Litigation. A group of merchants has filed a series of putative class action complaints in several federal courts. The complaints allege that Visa and MasterCard, as well as certain other banks and their respective bank holding companies, conspired to set the price of credit and debit card interchange fees, enacted respective association rules in violation of antitrust laws, and engaged in tying/bundling and exclusive dealing. The complaint seeks unspecified damages and injunctive relief based on the theory that interchange fees would be lower or eliminated but for the challenged conduct. Based on publicly available estimates, Visa and MasterCard branded payment cards generated approximately $40 billion of interchange fees industry-wide in 2010. All cases have been consolidated in the United States District Court for the Eastern District of New York for pretrial proceedings. The Court has dismissed all claims relating to periods prior to January 2004. The Court has not yet ruled on motions relating to the remainder of the case or plaintiffs’ class certification motion. Fact and expert discovery have closed.
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
The parties also have filed motions seeking summary judgment as to various claims in the complaints. Oral argument on these summary judgment motions is scheduled to be heard in November 2011.
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
Lehman Brothers Bankruptcy Proceedings. In May 2010, Lehman Brothers Holdings Inc. (“LBHI”) and its Official Committee of Unsecured Creditors filed a complaint (and later an amended complaint) against JPMorgan Chase Bank, N.A. in the United States Bankruptcy Court for the Southern District of New York that asserts both federal bankruptcy law and state common law claims, and seeks, among other relief, to recover $8.6 billion in collateral that was transferred to JPMorgan Chase Bank, N.A. in the weeks preceding LBHI’s bankruptcy. The amended complaint also seeks unspecified damages on the grounds that JPMorgan Chase Bank, N.A.’s collateral requests hastened LBHI’s demise. The Firm has moved to dismiss plaintiffs' amended complaint in its entirety, and has also moved to transfer the litigation from the Bankruptcy Court to the United States District Court for the Southern District of New York. Neither motion has yet been decided. The Firm also filed counterclaims against LBHI alleging that LBHI fraudulently induced the Firm to make large clearing advances to Lehman against inappropriate collateral, which left the Firm with more than $25 billion in claims against the estate of Lehman’s broker-dealer, which could be unpaid if the Firm is required to return any collateral to Lehman. Discovery is underway with a trial scheduled for 2012. In addition, in April 2011, the Firm and the SIPA Trustee for LBHI’s U.S. broker-dealer subsidiary, Lehman Brothers Inc. (“LBI”), reached an agreement to return more than $800 million in alleged LBI customer assets to the LBI Estate for distribution to its customer claimants. The Bankruptcy Court approved the agreement in June 2011, and the asset transfer was completed in July 2011. The Firm has received and is in various stages of responding to regulatory investigations regarding Lehman.
LIBOR Investigations and Litigation. JPMorgan Chase has received various subpoenas and requests for documents and, in some cases, interviews, from the United States Department of Justice, United States Commodity Futures Trading Commission, United States Securities and Exchange Commission, European Commission, United Kingdom Financial Services Authority and Canadian Competition Bureau. The documents and information sought all relate to the process by which rates were submitted to the British Bankers Association (“BBA”) in connection with the setting of the BBA’s London Interbank Offered Rate (“LIBOR”), principally in 2007 and 2008. The inquiries from some of the regulators also relate to a similar process by which rates are submitted to the European Banking Federation in connection with the setting of Euribor rates during similar time periods. The Firm is cooperating with these inquiries.
In addition, the Firm has been named as defendant along with other banks in a series of individual and class actions filed in various U.S. federal courts alleging that since 2006 the defendants either individually suppressed the LIBOR rate artificially or colluded in submitting rates for LIBOR that were artificially low. Plaintiffs allege that they transacted in U.S. Dollar Libor-based derivatives or other financial instruments whose values are impacted by changes in U.S. Dollar Libor, and assert a variety of claims including antitrust claims seeking treble damages. All cases have been consolidated for pre-trial purposes in the United States District Court for the Southern District of New York.
Madoff Litigation. JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., JPMorgan Securities, and J.P. Morgan Securities Ltd. ("JPMSL") have been named as defendants in a lawsuit brought by the trustee (the "Trustee") for the liquidation of Bernard L. Madoff Investment Securities LLC ("Madoff"). The Trustee has served an amended complaint in which he has asserted 28 causes of action against JPMorgan Chase, 20 of which seek to avoid certain transfers (direct or indirect) made to JPMorgan Chase that are alleged to have been preferential or fraudulent under the federal Bankruptcy Code and the New York Debtor and Creditor Law. The remaining causes of action involve claims for, among other things, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, conversion, contribution and unjust enrichment. The complaint generally alleges that JPMorgan Chase, as Madoff’s long-time bank, facilitated the maintenance of Madoff’s Ponzi scheme and overlooked signs of wrongdoing in order to obtain profits and fees. The complaint asserts common law claims that purport to seek approximately $19 billion in damages, together with bankruptcy law claims to recover approximately $425 million in transfers that JPMorgan Chase allegedly received directly or indirectly from Bernard Madoff's brokerage firm. By order dated October 31, 2011, the United States District Court for the Southern District of New York granted JPMorgan Chase's motion to dismiss the common law claims asserted by the Trustee, and returned the remaining claims to the Bankruptcy Court for further proceedings.
Separately, J.P. Morgan Trust Company (Cayman) Limited, JPMorgan (Suisse) SA, JPMSL, Bear Stearns Alternative Assets International Ltd. and J.P. Morgan Clearing Corp. have been named as defendants in lawsuits presently pending in Bankruptcy Court in New York arising out of the liquidation proceedings of Fairfield Sentry Limited and Fairfield Sigma Limited (together, “Fairfield”), so-called Madoff feeder funds. These actions are based on theories of mistake and restitution and seek to recover payments made to defendants by the funds totaling approximately $150 million. Pursuant to an agreement with the Trustee, the liquidators of Fairfield have voluntarily dismissed their action against JPMSL without prejudice to refiling. The other actions remain outstanding. In addition, a purported class action is pending against JPMorgan Chase in the United States District Court for the Southern District of New York, as is a motion by separate potential class plaintiffs to add claims against JPMorgan Chase, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and J.P. Morgan Securities Ltd. to an already-pending purported class action in the same court. The allegations in these complaints largely track those raised by the Trustee. The JPMorgan Chase entities have moved to dismiss these actions.
Finally, JPMorgan Chase is a defendant in five actions pending in the New York state court and one individual action in federal court in New York. The allegations in all of these actions are essentially identical, and involve claims against the Firm for aiding and abetting fraud, aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. In the state court actions, the Firm's motion to dismiss is pending. In the federal action, the Firm prevailed on its motion to dismiss before the District Court, and that decision was recently affirmed on appeal.
The Firm is also responding to various governmental inquiries concerning the Madoff matter.
Mortgage-Backed Securities Litigation and Regulatory Investigations. JPMorgan Chase and affiliates, Bear Stearns and affiliates and Washington Mutual affiliates have been named as defendants in a number of cases in their various roles as issuer or underwriter in MBS offerings. These cases include purported class action suits, actions by individual purchasers of securities or by trustees for the benefit of purchasers of securities, and actions by insurance companies that guaranteed payments of principal and interest for particular tranches of securities offerings. Although the allegations vary by lawsuit, these cases generally allege that the offering documents for approximately $180 billion of securities issued by dozens of securitization trusts contained material misrepresentations and omissions, including with regard to the underwriting standards pursuant to which the underlying mortgage loans were issued, or assert that various representations or warranties relating to the loans were breached at the time of origination.
In the actions against the Firm as an MBS issuer (and, in some cases, also as an underwriter of its own MBS offerings), three purported class actions are pending against JPMorgan Chase and Bear Stearns, and/or certain of their affiliates and current and former employees, in the United States District Courts for the Eastern and Southern Districts of New York. Defendants moved to dismiss these actions. One of those motions has been granted in part to dismiss claims relating to all but one of the offerings. The other two motions remain pending. In addition, Washington Mutual affiliates, WaMu Asset Acceptance Corp. and WaMu Capital Corp., along with certain former officers or directors of WaMu Asset Acceptance Corp., have been named as defendants in three now-consolidated purported class action cases pending in the Western District of Washington. The Court denied plaintiffs' motion for leave to amend their complaint to add JPMorgan Chase Bank, N.A., as a defendant on the theory that it is a successor to Washington Mutual Bank. In October 2011, the District Court certified a class of plaintiff investors to pursue the claims asserted, but limited those claims to the 13 tranches of MBS in which a named plaintiff purchased.
In other actions brought against the Firm as an MBS issuer (and, in some cases, also as an underwriter) certain JPMorgan Chase entities, certain Bear Stearns entities, and certain Washington Mutual affiliates are defendants in ten separate individual actions commenced by the Federal Home Loan Banks of Pittsburgh, Seattle, San Francisco, Chicago, Indianapolis, Atlanta and Boston in various courts across the country.
The National Credit Union Administration has filed suit against various JPMorgan Chase entities, in their roles as issuers and/or underwriters, with respect to 16 offerings. The case is pending in federal court in Kansas. Various JPMorgan Chase entities and individuals, Bear Stearns entities and individuals, and Washington Mutual entities and individuals, in their roles as issuers and/or underwriters have been named as defendants in a suit brought by the Federal Housing Finance Administration (“FHFA”), as conservator for Fannie Mae and Freddie Mac. FHFA has also filed three separate suits in which JPMorgan Securities is sued, either for its own capacity as underwriter or as successor to Bear Stearns as underwriter. All four actions filed by FHFA are pending in the United States District Court for the Southern District of New York.
In addition to the foregoing, certain JPMorgan Chase, Bear Stearns and Washington Mutual entities are named in a number of separate individual actions commenced by, or to benefit, various institutional investors that are pending in federal and state courts across the country.
EMC Mortgage LLC (formerly EMC Mortgage Corporation) (“EMC”), an indirect subsidiary of JPMorgan Chase & Co., and certain other JPMorgan Chase entities currently are defendants in four pending actions commenced by bond insurers that guaranteed payments of principal and interest on approximately $3.2 billion of certain classes of six different MBS offerings sponsored by EMC. Two of those actions, commenced by Assured Guaranty Corp. and Syncora Guarantee, Inc., respectively, are pending in the United States District Court for the Southern District of New York. Syncora has also filed an action in New York state court alleging tort claims arising out of the same transaction as its original federal complaint. An action filed by Ambac Assurance Corporation was dismissed on jurisdictional grounds by the United States District Court for the Southern District of New York. Ambac has since filed a nearly identical complaint in New York state court, which is pending. The Ambac and Syncora state court complaints allege fraudulent inducement and tortious interference. Both actions seek unspecified damages and the Ambac action also seeks an order compelling EMC to repurchase those loans. An action commenced by CIFG Assurance North America, Inc. has been dismissed by agreement of the parties.
In the actions against the Firm solely as an underwriter of other issuers’ MBS offerings, the Firm has contractual rights to indemnification from the issuers, but those indemnity rights may prove effectively unenforceable where the issuers are now defunct, such as affiliates of IndyMac Bancorp (“IndyMac Trusts”) and Thornburg Mortgage (“Thornburg”). With respect to the IndyMac Trusts, JPMorgan Securities, along with numerous other underwriters and individuals, is named as a defendant, both in its own capacity and as successor to Bear Stearns, in a purported class action pending in the United States District Court for the Southern District of New York brought on behalf of purchasers of securities in various IndyMac Trust MBS offerings. The court in that action has dismissed claims as to certain such securitizations, including all offerings in which no named plaintiff purchased securities, and allowed claims as to other offerings to proceed. Plaintiffs’ motion to certify a class of investors in certain offerings is pending, and discovery is ongoing. In addition, JPMorgan Securities and JPMorgan Chase are named as defendants in an individual action filed by the Federal Home Loan Bank of Pittsburgh in connection with a single offering by an affiliate of IndyMac Bancorp. Discovery in that action is ongoing. Separately, JPMorgan Securities, as successor to Bear, Stearns & Co. Inc., along with other underwriters and certain individuals, are defendants in an action pending in state court in California brought by MBIA Insurance Corp. (“MBIA”). The action relates to certain securities issued by IndyMac trusts in offerings in which Bear Stearns was an underwriter, and as to which MBIA provided guaranty insurance policies. MBIA purports to be subrogated to the rights of the MBS holders, and seeks recovery of sums it has paid and will pay pursuant to those policies. Discovery is ongoing. With respect to Thornburg, a Bear Stearns subsidiary is also a named defendant in a purported class action pending in the United States District Court for the District of New Mexico along with a number of other financial institutions that served as depositors and/or underwriters for three Thornburg MBS offerings. The Court granted in part defendants' motion to dismiss but has indicated that plaintiffs could replead.
Wells Fargo, as trustee for an MBS trust, has filed a breach of contract action against EMC Mortgage in Delaware state court. Plaintiff alleges that EMC breached various representations and warranties and seeks the repurchase of more than 800 mortgage loans by EMC as sponsor and indemnification for the trustee attorneys' fees and costs. The Firm is a defendant in an action commenced by Deutsche Bank National Trust Co., acting as trustee for various MBS trusts. That case is described in more detail below with respect to the Washington Mutual Litigations.
There is no assurance that the Firm will not be named as a defendant in additional MBS-related litigation, and the Firm has entered into agreements with a number of entities that purchased in excess of $8 billion of such securities which toll the statute of limitations with respect to their claims.
A shareholder complaint has been filed in New York state court against the Firm and two affiliates, members of the boards of directors thereof and certain employees, asserting claims based on alleged wrongful actions and inactions relating to residential mortgage originations and securitizations. The action seeks an accounting and damages.
In addition to the above-described litigation, the Firm has also received, and responded to, a number of subpoenas and informal requests for information from federal and state authorities concerning mortgage-related matters, including inquiries concerning a number of transactions involving the Firm’s origination and purchase of whole loans, underwriting and issuance of MBS, treatment of early payment defaults and potential breaches of securitization representations and warranties, and due diligence in connection with securitizations.
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
Four purported class action lawsuits have been filed against the Firm relating to its mortgage foreclosure procedures, of which two have been dismissed with prejudice. Additionally, the Firm is defending a purported class action brought against Bank of America involving an EMC loan.
A shareholder derivative action has been filed in New York state court against the Firm’s board of directors alleging that the board failed to exercise adequate oversight as to wrongful conduct by the Firm regarding mortgage servicing. The action seeks a declaratory judgment and damages.
Municipal Derivatives Investigations and Litigation. Purported class action lawsuits and individual actions (the “Municipal Derivatives Actions”) have been filed against JPMorgan Chase and Bear Stearns, as well as numerous other providers and brokers, alleging antitrust violations in the reportedly $100 billion to $300 billion annual market for financial instruments related to municipal bond offerings referred to collectively as “municipal derivatives.” In July 2011, the Firm settled with federal and state governmental agencies to resolve their investigations into similar alleged conduct. The Municipal Derivatives Actions have been consolidated and/or coordinated in the United States District Court for the Southern District of New York. The court denied in part and granted in part defendants’ motions to dismiss the purported class and individual actions, permitting certain claims to proceed against the Firm and others under federal and California state antitrust laws and under the California false claims act. Subsequently, a number of additional individual actions asserting substantially similar claims, including claims under New York and West Virginia state antitrust statutes, were filed against JPMorgan Chase, Bear Stearns and numerous other defendants. These cases are also being coordinated for pretrial purposes in the United States District Court for the Southern District of New York. Discovery is ongoing.
In addition, two civil actions have been commenced against the Firm relating to certain Jefferson County, Alabama (the “County”) warrant underwritings and swap transactions. In November 2009, JPMorgan Securities settled with the SEC to resolve its investigation into those transactions. Following that settlement, the County and a putative class of sewer rate payers filed complaints against the Firm and several other defendants in Alabama state court. The suits allege that the Firm made payments to certain third parties in exchange for being chosen to underwrite more than $3 billion in warrants issued by the County and to act as the counterparty for certain swaps executed by the County. The complaints also allege that the Firm concealed these third-party payments and that, but for this concealment, the County would not have entered into the transactions. The Court denied the Firm’s motions to dismiss the complaints in both proceedings. The Firm filed mandamus petitions with the Alabama Supreme Court, seeking immediate appellate review of these decisions. The mandamus petition in the County’s lawsuit was denied in April 2011, and the other petition remains pending.

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
Overdraft Fee/Debit Posting Order Litigation. JPMorgan Chase Bank, N.A. has been named as a defendant in several purported class actions relating to its practices in posting debit card transactions to customers’ deposit accounts. Plaintiffs allege that the Firm improperly re-ordered debit card transactions from the highest amount to the lowest amount before processing these transactions in order to generate unwarranted overdraft fees. Plaintiffs contend that the Firm should have processed such transactions in the chronological order they were authorized. Plaintiffs seek the disgorgement of all overdraft fees paid to the Firm by plaintiffs since approximately 2003 as a result of the re-ordering of debit card transactions. The claims against the Firm have been consolidated with numerous complaints against other national banks in Multi-District Litigation pending in the United States District Court for the Southern District of Florida. The Firm’s motion to compel arbitration of certain plaintiffs’ claims was initially denied by the District Court. On appeal, the United States Court of Appeals for the Eleventh Circuit vacated the District Court's order and remanded the case for reconsideration in light of a recent ruling by the United States Supreme Court in an unrelated case addressing the enforcement of an arbitration provision in a consumer product agreement.
Petters Bankruptcy and Related Matters. JPMorgan Chase and certain of its affiliates, including One Equity Partners (“OEP”), have been named as defendants in several actions filed in connection with the receivership and bankruptcy proceedings pertaining to Thomas J. Petters and certain affiliated entities (collectively, “Petters”) and the Polaroid Corporation. The principal actions against JPMorgan Chase and its affiliates have been brought by a court-appointed receiver for Petters and the trustees in bankruptcy proceedings for three Petters entities. These actions generally seek to avoid, on fraudulent transfer and preference grounds, certain purported transfers in connection with (i) the 2005 acquisition by Petters of Polaroid, which at the time was majority-owned by OEP; (ii) two credit facilities that JPMorgan Chase and other financial institutions entered into with Polaroid; and (iii) a credit line and investment accounts held by Petters. The actions collectively seek recovery of approximately $450 million. Defendants have moved to dismiss the complaints in the actions filed by the Petters bankruptcy trustees. Defendants' motion to transfer the actions from the Bankruptcy Court to the United States District Court for the District of Minnesota, where the receiver's action is pending, was denied in September 2011.
Securities Lending Litigation. JPMorgan Chase Bank, N.A. has been named as a defendant in four putative class actions asserting ERISA and other claims pending in the United States District Court for the Southern District of New York brought by participants in the Firm’s securities lending business. A fifth lawsuit was filed in New York state court by an individual participant in the program. Three of the purported class actions, which have been consolidated, relate to investments of approximately $500 million in medium-term notes of Sigma Finance Inc. (“Sigma”). In August 2010, the Court certified a plaintiff class consisting of all securities lending participants that held Sigma medium-term notes on September 30, 2008, including those that held the notes by virtue of participation in the investment of cash collateral through a collective fund, as well as those that held the notes by virtue of the investment of cash collateral through individual accounts. The Court granted JPMorgan Chase's motion for partial summary judgment as to plaintiffs' duty of loyalty claim, finding that the Firm did not have a conflict of interest when it by provided repurchase financing to Sigma while also holding Sigma medium-term notes in securities lending accounts. Trial on the remaining duty of prudence claim is scheduled to begin in February 2012.
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
Service Members Civil Relief Act and Housing and Economic Recovery Act Investigations and Litigation. Multiple government officials have conducted inquiries into the Firm’s procedures related to the Service Members Civil Relief Act (“SCRA”) and the Housing and Economic Recovery Act of 2008 (“HERA”). These inquiries were prompted by the Firm’s public statements about its SCRA and HERA compliance and actions to remedy certain instances in which the Firm mistakenly charged active or recently-active military personnel mortgage interest and fees in excess of that permitted by SCRA and HERA, and in a number of instances, foreclosed on borrowers protected by SCRA and HERA. The Firm has implemented a number of procedural enhancements and controls to strengthen its SCRA and HERA compliance. In addition, an individual borrower filed a nationwide class action in United States District Court for South Carolina against the Firm alleging violations of the SCRA related to home loans. The Firm agreed to pay $27 million plus attorneys’ fees, in addition to reimbursements previously paid by the Firm, to settle the class action. Additional borrowers were subsequently added to the class, and the Firm agreed to pay an additional $8 million into the settlement fund. The settlement is subject to final court approval; a motion seeking their approval is scheduled to be heard in November 2011.

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
WMI, JPMorgan Chase and the FDIC have since been involved in litigations over these and other claims pending in the Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and the United States District Court for the District of Columbia.
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
The Bankruptcy Court has been considering confirmation of the Plan, including the Global Settlement Agreement since December 2010. Although the Bankruptcy Court has twice concluded that the Global Settlement Agreement is fair and reasonable, the Court has thus far refused to confirm the Plan due to unrelated deficiencies. A further revised Plan is expected to be filed that addresses the remaining impediments to confirmation identified by the Bankruptcy Court. The Equity Committee, which represents shareholders of WMI, has sought to appeal to the United States District Court for the District of Delaware from so much of the Bankruptcy Court's ruling that found the settlement to be fair and reasonable, but the Committee's petition seeking a direct appeal to the United States Court of Appeals for the Third Circuit was denied. If the Bankruptcy Court ultimately confirms the Plan and the Global Settlement Agreement becomes effective, then the Firm currently estimates it will not incur net additional liabilities beyond those already reflected in its Consolidated Balance Sheet for the numerous disputes covered by the Global Settlement Agreement.
Other proceedings related to Washington Mutual’s failure are also pending before the Bankruptcy Court. Among other actions, in July 2010, certain holders of the Trust Securities commenced an adversary proceeding in the Bankruptcy Court against JPMorgan Chase, WMI, and other entities seeking, among other relief, a declaratory judgment that WMI and JPMorgan Chase do not have any right, title or interest in the Trust Securities. In early January 2011, the Bankruptcy Court granted summary judgment to JPMorgan Chase and denied summary judgment to the plaintiffs in the Trust Securities adversary proceeding. The plaintiffs have appealed that decision to the United States District Court for the District of Delaware.
Other proceedings related to Washington Mutual’s failure are pending before the United States District Court for the District of Columbia and include a lawsuit brought by Deutsche Bank National Trust Company, initially against the FDIC, asserting an estimated $6 billion to $10 billion in damages based upon alleged breach of various mortgage securitization agreements and alleged violation of certain representations and warranties given by certain WMI subsidiaries in connection with those securitization agreements. The case includes assertions that JPMorgan Chase may have assumed liabilities for the alleged breaches of representations and warranties in the mortgage securitization agreements. The District Court denied as premature motions by the Firm and the FDIC that sought a ruling on whether the FDIC retained liability for Deutsche Bank's claims. Discovery is underway.
In addition, JPMorgan Chase was sued in an action originally filed in state court in Texas (the “Texas Action”) by certain holders of WMI common stock and debt of WMI and Washington Mutual Bank who seek unspecified damages alleging that JPMorgan Chase acquired substantially all of the assets of Washington Mutual Bank from the FDIC at a price that was allegedly too low. The Texas Action was transferred to the United States District Court for the District of Columbia, which ultimately granted JPMorgan Chase’s and the FDIC’s motions to dismiss the complaint, but the United States Court of Appeals for the District of Columbia Circuit reversed the trial court's dismissal and remanded the case for further proceedings. Plaintiffs have filed an amended complaint alleging that JPMorgan Chase caused the closure of Washington Mutual Bank and damaged them by causing their bonds issued by Washington Mutual Bank to lose substantially all of their value.
* * *
In addition to the various legal proceedings discussed above, JPMorgan Chase and its subsidiaries are named as defendants or are otherwise involved in a substantial number of other legal proceedings. The Firm believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and it intends to defend itself vigorously in all such matters. Additional legal proceedings may be initiated from time to time in the future.

The Firm has established reserves for several hundred of its currently outstanding legal proceedings. The Firm accrues for potential liability arising from such proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downwards, as appropriate, based on management’s best judgment after consultation with counsel. The Firm incurred litigation expense of $1.3 billion and $1.5 billion, respectively, during the three months ended September 30, 2011 and 2010, and $4.3 billion and $5.2 billion, respectively, during the nine months ended September 30, 2011 and 2010. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

NOTE 24 – BUSINESS SEGMENTS
The Firm is managed on a line of business basis. There are six major reportable business segments – Investment Bank, Retail Financial Services, Card Services & Auto, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on pages 16–17 of this Form 10-Q, and pages 67–68 and Note 34 on pages 290–293 of JPMorgan Chase’s 2010 Annual Report, except for RFS and Card, which are described below.
Business segment changes
Commencing July 1, 2011, the Firm’s business segments have been reorganized as follows:
Auto and Student Lending transferred from the RFS segment and are reported with Card in a single segment. Retail Financial Services continues as a segment, organized in two components: Consumer & Business Banking (formerly Retail Banking) and Mortgage Banking (including Mortgage Production and Servicing, and Real Estate Portfolios).
The business segment information associated with RFS and Card has been revised to reflect the business reorganization retroactive to January 1, 2010.
Retail Financial Services
RFS serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking. Customers can use nearly 5,400 bank branches (third-largest nationally) and more than 16,700 ATMs (second-largest nationally), as well as online and mobile banking around the clock. Nearly 32,100 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California.
Card Services & Auto
Card Services & Auto (“Card”) is one of the nation’s largest credit card issuers, with over $127 billion in credit card loans and over 64 million open credit card accounts (excluding the commercial card portfolio). In the nine months ended September 30, 2011, customers used Chase credit cards (excluding the commercial card portfolio) to meet over $250 billion of their spending needs. Through its merchant acquiring business, Chase Paymentech Solutions, Card is a global leader in payment processing and merchant acquiring. Consumers also can obtain loans through more than 16,900 auto dealerships and 1,900 schools and universities nationwide.
Segment results
The following tables provide a summary of the Firm’s segment results for the three and nine months ended September 30, 2011 and 2010, on a managed basis. Total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense/(benefit).
Effective January 1, 2011, capital allocated to Card was reduced, largely reflecting portfolio runoff and the improving risk profile of the business; capital allocated to TSS was increased, reflecting growth in the underlying business. The Firm continues to assess the level of capital required for each line of business, as well as the assumptions and methodologies used to allocate capital to the business segments, and further refinements may be implemented in future periods.

Segment results and reconciliation(a)

Three months ended September 30, 2011 (in millions, except ratios)	Investment Bank	Retail Financial Services	Card Services & Auto	Commercial Banking	Treasury & Securities Services	Asset Management	Corporate/ Private Equity	Reconciling Items(c)	Total
Noninterest revenue	$4,293	$3,473	$1,254	$524	$1,107	$1,898	$(140)	$(463)	$11,946
Net interest income	2,076	4,062	3,521	1,064	801	418	8	(133)	11,817
Total net revenue	6,369	7,535	4,775	1,588	1,908	2,316	(132)	(596)	23,763
Provision for credit losses	54	1,027	1,264	67	(20)	26	(7)	—	2,411
Credit allocation income/(expense)(b)	—	—	—	—	9	—	—	(9)	—
Noninterest expense	3,799	4,565	2,115	573	1,470	1,796	1,216	—	15,534
Income/(loss) before income tax expense/(benefit)	2,516	1,943	1,396	948	467	494	(1,341)	(605)	5,818
Income tax expense/(benefit)	880	782	547	377	162	109	(696)	(605)	1,556
Net income	$1,636	$1,161	$849	$571	$305	$385	$(645)	$—	$4,262
Average common equity	$40,000	$25,000	$16,000	$8,000	$7,000	$6,500	$71,954	$—	$174,454
Average assets	803,667	283,443	199,974	145,195	60,141	78,669	659,458	NA	2,230,547
Return on average common equity	16%	18%	21%	28%	17%	24%	NM	NM	9%
Overhead ratio	60	61	44	36	77	78	NM	NM	65

Three months ended September 30, 2010 (in millions, except ratios)	Investment Bank	Retail Financial Services	Card Services & Auto	Commercial Banking	Treasury & Securities Services	Asset Management	Corporate/ Private Equity	Reconciling Items(c)	Total
Noninterest revenue	$3,462	$2,534	$1,060	$547	$1,172	$1,780	$1,213	$(446)	$11,322
Net interest income	1,891	4,280	4,025	980	659	392	371	(96)	12,502
Total net revenue	5,353	6,814	5,085	1,527	1,831	2,172	1,584	(542)	23,824
Provision for credit losses	(142)	1,397	1,784	166	(2)	23	(3)	—	3,223
Credit allocation income/(expense)(b)	—	—	—	—	(31)	—	—	31	—
Noninterest expense	3,704	4,170	1,792	560	1,410	1,488	1,274	—	14,398
Income/(loss) before income tax expense/(benefit)	1,791	1,247	1,509	801	392	661	313	(511)	6,203
Income tax expense/(benefit)	505	531	583	330	141	241	(35)	(511)	1,785
Net income	$1,286	$716	$926	$471	$251	$420	$348	$—	$4,418
Average common equity	$40,000	$24,600	$18,400	$8,000	$6,500	$6,500	$59,962	$—	$163,962
Average assets	746,926	309,523	207,474	130,237	42,445	64,911	539,597	NA	2,041,113
Return on average common equity	13%	12%	20%	23%	15%	26%	NM	NM	10%
Overhead ratio	69	61	35	37	77	69	NM	NM	60

Nine months ended September 30, 2011 (in millions, except ratios)	Investment Bank	Retail Financial Services	Card Services & Auto	Commercial Banking	Treasury & Securities Services	Asset Management	Corporate/ Private Equity	Reconciling Items(c)	Total
Noninterest revenue	$15,702	$7,968	$3,607	$1,624	$3,427	$6,057	$3,185	$(1,365)	$40,205
Net interest income	6,214	12,175	10,720	3,107	2,253	1,202	260	(373)	35,558
Total net revenue	21,916	20,143	14,327	4,731	5,680	7,259	3,445	(1,738)	75,763
Provision for credit losses	(558)	3,220	2,561	168	(18)	43	(26)	—	5,390
Credit allocation income/(expense)(b)	—	—	—	—	68	—	—	(68)	—
Noninterest expense	13,147	14,736	6,020	1,699	4,300	5,250	3,219	—	48,371
Income/(loss) before income tax expense/(benefit)	9,327	2,187	5,746	2,864	1,466	1,966	252	(1,806)	22,002
Income tax expense/(benefit)	3,264	1,042	2,253	1,140	512	676	(327)	(1,806)	6,754
Net income	$6,063	$1,145	$3,493	$1,724	$954	$1,290	$579	$—	$15,248
Average common equity	$40,000	$25,000	$16,000	$8,000	$7,000	$6,500	$70,167	$—	$172,667
Average assets	820,239	289,486	200,803	143,069	53,612	73,967	595,133	NA	2,176,309
Return on average common equity	20%	6%	29%	29%	18%	27%	NM	NM	11%
Overhead ratio	60	73	42	36	76	72	NM	NM	64

Nine months ended September 30, 2010 (in millions, except ratios)	Investment Bank	Retail Financial Services	Card Services & Auto	Commercial Banking	Treasury & Securities Services	Asset Management	Corporate/ Private Equity	Reconciling Items(c)	Total
Noninterest revenue	$14,085	$7,784	$3,173	$1,593	$3,545	$5,253	$3,597	$(1,333)	$37,697
Net interest income	5,919	12,964	12,227	2,836	1,923	1,118	2,194	(282)	38,899
Total net revenue	20,004	20,748	15,400	4,429	5,468	6,371	5,791	(1,615)	76,596
Provision for credit losses	(929)	6,501	7,861	145	(57)	63	12	—	13,596
Credit allocation income/(expense)(b)	—	—	—	—	(91)	—	—	91	—
Noninterest expense	13,064	12,012	5,311	1,641	4,134	4,335	4,656	—	45,153
Income/(loss) before income tax expense/(benefit)	7,869	2,235	2,228	2,643	1,300	1,973	1,123	(1,524)	17,847
Income tax expense/(benefit)	2,731	966	904	1,089	478	770	(106)	(1,524)	5,308
Net income	$5,138	$1,269	$1,324	$1,554	$822	$1,203	$1,229	$—	$12,539
Average common equity	$40,000	$24,600	$18,400	$8,000	$6,500	$6,500	$55,737	$—	$159,737
Average assets	711,277	316,407	215,653	132,176	41,211	63,629	560,803	NA	2,041,156
Return on average common equity	17%	7%	10%	26%	17%	25%	NM	NM	10%
Overhead ratio	65	58	34	37	76	68	NM	NM	59

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

(b)
IB manages traditional credit exposures related to the Global Corporate Bank (“GCB”) on behalf of IB and TSS. Effective January 1, 2011, IB and TSS share the economics related to the Firm’s GCB clients. Included within this allocation are net revenue, provision for credit losses, as well as expenses. Prior-year period reflected a reimbursement to IB for a portion of the total costs of managing the credit portfolio. IB recognizes this credit allocation as a component of all other income.

(c)
Segment managed results reflect revenue on a fully tax-equivalent basis, with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the three and nine months ended September 30, 2011 and 2010, were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2011	2010	2011	2010
Noninterest revenue	$472	$415	$1,433	$1,242
Net interest income	133	96	373	282
Income tax expense	605	511	1,806	1,524

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
JPMorgan Chase & Co.:
We have reviewed the consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of September 30, 2011, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010, and the consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity and comprehensive income for the nine-month periods ended September 30, 2011 and September 30, 2010, included in the Firm’s Quarterly Report on Form 10-Q for the period ended September 30, 2011. These interim financial statements are the responsibility of the Firm’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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

November 4, 2011

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended September 30, 2011				Three months ended September 30, 2010
	Average balance	Interest	Rate (annualized)		Average balance	Interest		Rate (annualized)

Assets
Deposits with banks	$116,062	$184	0.63%		$38,747	$82		0.85%
Federal funds sold and securities purchased under resale agreements	211,884	683	1.28		192,099	448		0.92
Securities borrowed	131,615	18	0.05		121,302	66		0.22
Trading assets – debt instruments	257,950	2,805	4.32		251,790	2,775		4.37
Securities	331,330	2,218	2.66	(d)	327,798	2,207		2.67	(d)
Loans	692,794	9,227	5.28		693,791	9,978		5.71
Other assets(a)	42,760	158	1.47		36,912	146		1.57
Total interest-earning assets	1,784,395	15,293	3.40		1,662,439	15,702		3.75
Allowance for loan losses	(28,388)				(35,562)
Cash and due from banks	45,018				29,963
Trading assets – equity instruments	119,890				96,200
Trading assets – derivative receivables	96,612				92,857
Goodwill	48,631				48,745
Other intangible assets:
Mortgage servicing rights	10,166				10,807
Purchased credit card relationships	707				1,013
Other intangibles	2,838				3,081
Other assets	150,678				131,570
Total assets	$2,230,547				$2,041,113
Liabilities
Interest-bearing deposits	$740,901	$993	0.53%		$659,027	$846		0.51%
Federal funds purchased and securities loaned or sold under repurchase agreements	235,438	108	0.18		281,171	(199)	(e)	(0.28)	(e)
Commercial paper	47,027	19	0.16		34,523	18		0.20
Trading liabilities – debt, short-term and other liabilities(b)(c)	215,064	570	1.05		188,010	601		1.27
Beneficial interests issued by consolidated VIEs	66,545	176	1.05		83,928	287		1.36
Long-term debt(c)	279,235	1,477	2.10		267,556	1,551		2.30
Total interest-bearing liabilities	1,584,210	3,343	0.84		1,514,215	3,104		0.81
Noninterest-bearing deposits	297,610				213,700
Trading liabilities – equity instruments	1,948				6,560
Trading liabilities – derivative payables	75,828				69,350
All other liabilities, including the allowance for lending-related commitments	88,697				65,335
Total liabilities	2,048,293				1,869,160
Stockholders’ equity
Preferred stock	7,800				7,991
Common stockholders’ equity	174,454				163,962
Total stockholders’ equity	182,254				171,953
Total liabilities and stockholders’ equity	$2,230,547				$2,041,113
Interest rate spread			2.56					2.94
Net interest income and net yield on interest-earning assets		$11,950	2.66%			$12,598		3.01%

(a)	Includes margin loans.

(b)	Includes brokerage customer payables.

(c)
Effective January 1, 2011, long-term advances from FHLBs were reclassified from other borrowed funds to long-term debt. The prior-year period has been revised to conform with the current presentation; average long-term FHLBs advances for the three months ended September 30, 2010, were $15.5 billion.

(d)	For the three months ended September 30, 2011 and 2010, the annualized rates for AFS securities, based on amortized cost, were 2.71% and 2.74%, respectively.

(e)	Reflects a benefit from the favorable market environments for dollar-roll financings in the third quarter of 2010.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Nine months ended September 30, 2011				Nine months ended September 30, 2010
	Average balance	Interest	Rate (annualized)		Average balance	Interest		Rate (annualized)

Assets
Deposits with banks	$76,628	$429	0.75%		$53,811	$269		0.67%
Federal funds sold and securities purchased under resale agreements	205,501	1,830	1.19		183,983	1,253		0.91
Securities borrowed	123,732	95	0.10		116,554	127		0.15
Trading assets – debt instruments	272,791	8,737	4.28		248,484	8,167		4.39
Securities	330,884	7,136	2.88	(d)	330,853	7,715		3.12	(d)
Loans	689,030	27,921	5.42		707,924	30,545		5.77
Other assets(a)	47,095	464	1.32		33,108	376		1.52
Total interest-earning assets	1,745,661	46,612	3.57		1,674,717	48,452		3.87
Allowance for loan losses	(29,900)				(37,464)
Cash and due from banks	33,917				31,173
Trading assets – equity instruments	133,070				91,697
Trading assets – derivative receivables	88,344				83,702
Goodwill	48,770				48,546
Other intangible assets:
Mortgage servicing rights	12,255				13,475
Purchased credit card relationships	781				1,103
Other intangibles	2,954				3,118
Other assets	140,457				131,089
Total assets	$2,176,309				$2,041,156
Liabilities
Interest-bearing deposits	$725,009	$3,038	0.56%		$668,403	$2,573		0.51%
Federal funds purchased and securities loaned or sold under repurchase agreements	265,020	427	0.22		275,607	(279)	(e)	(0.14)	(e)
Commercial paper	41,886	58	0.19		36,503	53		0.19
Trading liabilities – debt, short-term and other liabilities(b)(c)	207,330	1,920	1.24		182,424	1,704		1.25
Beneficial interests issued by consolidated VIEs	69,602	592	1.14		90,654	923		1.36
Long-term debt(c)	274,145	4,646	2.27		273,077	4,297		2.10
Total interest-bearing liabilities	1,582,992	10,681	0.90		1,526,668	9,271		0.81
Noninterest-bearing deposits	258,319				207,846
Trading liabilities – equity instruments	4,348				5,838
Trading liabilities – derivative payables	71,058				63,688
All other liabilities, including the allowance for lending-related commitments	79,125				69,281
Total liabilities	1,995,842				1,873,321
Stockholders’ equity
Preferred stock	7,800				8,098
Common stockholders’ equity	172,667				159,737
Total stockholders’ equity	180,467				167,835
Total liabilities and stockholders’ equity	$2,176,309				$2,041,156
Interest rate spread			2.67					3.06
Net interest income and net yield on interest-earning assets		$35,931	2.75%			$39,181		3.13%

(a)	Includes margin loans.

(b)	Includes brokerage customer payables.

(c)
Effective January 1, 2011, long-term advances from FHLBs were reclassified from other borrowed funds to long-term debt. The prior-year period has been revised to conform with the current presentation; average long-term FHLBs advances for the nine months ended September 30, 2010, were $16.2 billion.

(d)	For the nine months ended September 30, 2011 and 2010, the annualized rates for AFS securities, based on amortized cost, were 2.93% and 3.18%, respectively.

(e)	Reflects a benefit from the favorable market environments for dollar-roll financings during the nine months ended September 30, 2010.

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
Assets under management: Represent assets actively managed by AM on behalf of Private Banking, Institutional and Retail clients. Includes “Committed capital not Called,” on which AM earns fees. Excludes assets managed by American Century Companies, Inc., in which the Firm sold its ownership interest on August 31, 2011.
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
Credit derivatives: Financial instruments whose value is derived from the credit risk associated with the debt of a third party issuer (the reference entity) which allow one party (the protection purchaser) to transfer that risk to another party (the protection seller). Upon the occurrence of a credit event, which may include, among other events, the bankruptcy or failure to pay by, or certain restructurings of the debt of, the reference entity, neither party has recourse to the reference entity.  The protection purchaser has recourse to the protection seller for the difference between the face value of the credit default swap contract and the fair value of the reference obligation at the time of settling the credit derivative contract. The determination as to whether a credit event has occurred is made by the relevant ISDA Determination Committee, comprised of 10 sell-side and five buy-side ISDA member firms.
CUSIP number: A CUSIP (i.e., Committee on Uniform Securities Identification Procedures) number identifies most securities, including: stocks of all registered U.S. and Canadian companies, and U.S. government and municipal bonds. The CUSIP system – owned by the American Bankers Association and operated by Standard & Poor’s – facilitates the clearing and settlement process of securities. The number consists of nine characters (including letters and numbers) that uniquely identify a company or issuer and the type of security. A similar system is used to identify foreign securities (CUSIP International Numbering System).
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
Home equity - senior lien: Represents loans where JP Morgan Chase holds the first security interest on the property.
Home equity - junior lien: Represents loans where JP Morgan Chase holds a security interest that is subordinate in rank to other liens.
IASB: International Accounting Standards Board.

Interchange income: A fee paid to a credit card issuer in the clearing and settlement of a sales or cash advance transaction.
Interests in purchased receivables: Represents an ownership interest in cash flows of an underlying pool of receivables transferred by a third-party seller into a bankruptcy-remote entity, generally a trust.
Investment-grade: An indication of credit quality based on JPMorgan Chase’s internal risk assessment system. “Investment grade” generally represents a risk profile similar to a rating of a “BBB-”/“Baa3” or better, as defined by independent rating agencies.
ISDA: International Swaps and Derivatives Association.
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
Current estimated LTV ratio
An estimate of the LTV as of a certain date. The current estimated LTV ratios are calculated using estimated collateral values derived from a nationally recognized home price index measured at the metropolitan statistical area ("MSA") level. These MSA-level home price indices comprise actual data to the extent available and forecasted data where actual data is not available. As a result, the estimated collateral values used to calculate these ratios do not represent actual appraised loan-level collateral values; as such, the resulting LTV ratios are necessarily imprecise and should therefore be viewed as estimates.
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
Participating securities: Represents unvested stock-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, “dividends”), which are included in the earnings-per-share calculation using the two-class method. JPMorgan Chase grants restricted stock and RSUs to certain employees under its stock-based compensation programs, which entitle the recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends.
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
Receivables from customers: Primarily represents margin loans to prime and retail brokerage customers which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets for the wholesale and consumer lines of business.
Reported basis: Financial statements prepared under U.S. GAAP, which excludes the impact of taxable-equivalent adjustments.
Retained loans: Loans that are held-for-investment excluding loans held-for-sale and loans at fair value.
Risk-weighted assets (“RWA”): Risk-weighted assets consist of on–and off–balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On–balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off–balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off–balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on–balance sheet assets. RWA also incorporate a measure for the market risk related to applicable trading assets-debt and equity instruments, and foreign exchange and commodity derivatives. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total RWA.
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
Retail Financial Services
Description of selected business metrics within Consumer & Business Banking:
Client investment managed accounts – Assets actively managed by Chase Wealth Management on behalf of clients. The percentage of managed accounts is calculated by dividing managed account assets by total client investment assets.
Active mobile customers – Retail banking users of all mobile platforms, which include: SMS text, Mobile Browser, iPhone, iPad and Android, who have been active in the past 90 days.
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

Mortgage Production and Servicing revenue comprises the following:
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
Card Services & Auto
Description of selected business metrics within Card:
Sales volume – Dollar amount of cardmember purchases, net of returns.
Open accounts – Cardmember accounts with charging privileges.
Merchant Services business – A business that processes bank card transactions for merchants.
Bank card volume – Dollar amount of transactions processed for merchants.
Total transactions – Number of transactions and authorizations processed for merchants.
Auto origination volume – Dollar amount of loans and leases originated.
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
Description of a business metric within TSS:
Liability balances include deposits, as well as deposits that are swept to on–balance sheet liabilities (e.g., commercial paper, federal funds purchased, time deposits, and securities loaned or sold under repurchase agreements) as part of customer cash management programs.
Asset Management
Assets under management – Represent assets actively managed by AM on behalf of Private Banking, Institutional, and Retail clients. Includes “committed capital not called,” on which AM earns fees. Excludes assets managed by American Century Companies, Inc., in which the Firm sold its ownership interest on August 31, 2011.
Assets under supervision – Represents assets under management as well as custody, brokerage, administration and deposit accounts.
Multi-asset – Any fund or account that allocates assets under management to more than one asset class (e.g., long-term fixed income, equity, cash, real assets, private equity or hedge funds).
Alternative assets – The following types of assets constitute alternative investments: hedge funds, currency, real estate and private equity.
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
Private Banking offers investment advice and wealth management services to high- and ultra-high-net-worth individuals, families, money managers, business owners and small corporations worldwide, including investment management, capital markets and risk management, tax and estate planning, banking, capital-raising and specialty-wealth advisory services.
Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the Management’s discussion and analysis on pages 90–93 of this Form 10-Q.

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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies – or even material weaknesses – in internal controls in the future. For further information, see Management’s report on internal control over financial reporting on page 158 of JPMorgan Chase’s 2010 Annual Report. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Part II Other Information
Item 1 Legal Proceedings
For information that updates the disclosures set forth under Part 1, Item 3: Legal Proceedings, in the Firm’s 2010 Annual Report on Form 10-K, see the discussion of the Firm’s material litigation in Note 23 on pages 181–189 of this Form 10-Q.
Item 1A: Risk Factors
The following discussion supplements the discussion of risk factors affecting the Firm as set forth in Part II, Item 1A, Risk Factors on pages 181 and 192-193 of JPMorgan Chase's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, and June 30, 2011, respectively, and Part I, Item 1A: Risk Factors on pages 5–12 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2010. The discussion of Risk Factors, as so supplemented, sets forth the material risk factors that could affect JPMorgan Chase’s financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Firm.
JPMorgan Chase’s international growth strategy may be hindered by local political, social and economic factors, and will be subject to additional compliance costs and risks.
JPMorgan Chase has expanded, and plans to continue to grow, its international wholesale businesses in Europe/Middle East/Africa (“EMEA”), Asia/Pacific (“APAC”), and Latin America/Caribbean. As part of its international growth strategy, the Firm seeks to provide a wider range of financial services, including cash management, lending, trade finance and corporate advisory services, to its clients that conduct business in those regions. In furtherance of these initiatives, the Firm intends to selectively expand its existing international operations, including through the addition of client-serving bankers and product and sales support personnel.
Many of the countries in which JPMorgan Chase intends to grow its wholesale businesses have economies or markets that are less developed and more volatile, and may have legal and regulatory regimes that are less established or predictable, than the United States and other developed markets in which the Firm operates. Some of these countries have in the past experienced severe economic disruptions, including extreme currency fluctuations, high inflation, or low or negative growth, among other negative conditions, or have imposed restrictive monetary policies such as currency exchange controls and other laws and restrictions that adversely affect the local and regional business environment. In addition, these countries have historically been more susceptible to unfavorable political, social or economic developments which have in the past resulted in, and may in the future lead to, social unrest, general strikes and demonstrations, outbreaks of hostilities, overthrow of incumbent governments, terrorist attacks or other forms of internal discord, all of which can adversely affect the Firm’s operations or investments in such countries. Political, social or economic disruption or dislocation in countries or regions in which the Firm seeks to expand its wholesale businesses can hinder the growth and profitability of those operations, and there can be no assurance that the Firm will be able to successfully execute its international growth initiatives.
Less developed legal and regulatory systems in certain countries can also have adverse consequences on the Firm’s operations in those countries, including, among others, the absence of a statutory or regulatory basis or guidance for engaging in specific types of business or transactions, or the inconsistent application or interpretation of existing laws and regulations; uncertainty as to the enforceability of contractual obligations; difficulty in competing in economies in which the government controls or protects all or a portion of the local economy or specific businesses, or where graft or corruption may be pervasive; and the threat of arbitrary regulatory investigations, civil litigations or criminal prosecutions.
Conducting business in countries with less developed legal and regulatory regimes often requires the Firm to devote significant additional resources to understanding, and monitoring changes in, local laws and regulations, as well as structuring its operations to comply with local laws and regulations and implementing and administering related internal policies and procedures. There can be no assurance that JPMorgan Chase will always be successful in its efforts to conduct its business in compliance with laws and regulations in countries with less predictable legal and regulatory systems. In addition, the Firm can also incur higher costs, and face greater compliance risks, in structuring its operations outside the United States to comply with U.S. anti-corruption and anti-money laundering laws and regulations.
Expanded regulatory oversight of JPMorgan Chase’s consumer businesses will increase the Firm’s compliance costs and risks and may negatively affect the profitability of such businesses.
JPMorgan Chase’s consumer businesses are subject to increasing regulatory oversight and scrutiny, both with respect to its compliance under current laws and regulations and with respect to the actions it plans to take in response to recently-enacted financial services legislation and implementing regulations. As a result, the Firm is and will be devoting significantly more resources to identifying, mitigating, monitoring and controlling risks associated with its compliance with applicable consumer protection provisions. The Firm has established a Consumer Reputational Risk committee, comprised of senior management from the Firm’s Operating Committee, including the heads of its primary consumer-facing businesses, to help ensure that the Firm has a consistent, disciplined focus on the impact that the Firm’s products and practices may have on consumers of its products, including any that could raise reputational issues.
The Firm has entered into Consent Orders with banking regulators relating to its residential mortgage servicing, foreclosure and loss-mitigation activities. The Consent Orders require significant changes to the Firm’s servicing and default business; the submission and implementation of a comprehensive action plan setting forth the steps necessary to ensure the Firm’s residential mortgage servicing, foreclosure and loss-mitigation activities are conducted in accordance with the requirements of the Orders; and other remedial actions that the Firm has undertaken to ensure that it satisfies all requirements relating to mortgage servicing, foreclosures and loss-mitigation activities outlined in the Consent Orders. In addition, the Firm is currently in discussions with multiple state and federal officials relating to the procedures followed by it in connection with its servicing, foreclosure and loss-mitigation processes for home mortgages, and there is no assurance that any settlement of claims by such officials would not result in the Firm incurring material fines and penalties, as well as additional costs to make required changes to default servicing or other processing changes.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established a Bureau of Consumer Financial Protection (“CFPB”) which has broad authority to regulate providers of credit, payment and other consumer financial products and services. Although the Firm is unable to predict what specific measures this new agency may take in applying its regulatory mandate, any new regulatory requirements or changes to existing requirements that the CFPB may promulgate could require changes in JPMorgan Chase’s consumer businesses, result in increased compliance costs and affect the profitability of such businesses. In addition, provisions of the Dodd-Frank Act may also narrow the scope of federal preemption of state consumer laws and expand the authority of state attorneys general to bring actions to enforce federal consumer protection legislation.
As a result of increased, and increasing, federal and state official scrutiny of its consumer practices, the Firm may face a greater number or wider scope of investigations, enforcement actions and litigation, thereby increasing its costs associated with responding to or defending such actions. In addition, increased regulatory inquiries and investigations, as well as any additional legislative or regulatory developments affecting the Firm’s consumer businesses, and any required changes to the Firm’s business operations resulting from these developments, could result in significant loss of revenue, limit the products or services the Firm offers, require the Firm to increase its prices and therefore reduce demand for its products, impose additional compliance costs on the Firm, cause harm to the Firm’s reputation or otherwise adversely affect the Firm’s consumer businesses. In addition, if the Firm does not appropriately comply with current or future legislation and regulations that apply to its consumer operations, the Firm may be subject to fines, penalties or judgments, or material regulatory restrictions on its businesses.
A breach in the security of JPMorgan Chase’s systems could disrupt its businesses, result in the disclosure of confidential information, damage its reputation and create significant financial and legal exposure for the Firm.
JPMorgan Chase’s businesses are dependent on the Firm’s ability to process, record and monitor a large number of complex transactions. If the Firm’s financial, accounting, data processing or other operating systems and facilities fail to operate properly, become disabled, experience security breaches or have other significant shortcomings, the Firm could be materially adversely affected.
Although JPMorgan Chase devotes significant resources to maintain and regularly upgrade its systems and processes that are designed to protect the security of the Firm’s computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to the Firm and its customers, there is no assurance that all of the Firm’s security measures will provide absolute security. JPMorgan Chase and other financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks and other means. Despite the Firm’s efforts to ensure the integrity of its systems, it is possible that the Firm may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties outside the Firm such as persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of the Firm’s systems to disclose sensitive information in order to gain access to the Firm’s data or that of its customers or clients. These risks may increase in the future as the Firm continues to increase its mobile payments offerings, and other internet or web-based product offerings.
A successful penetration or circumvention of the security of the Firm’s systems could cause serious negative consequences for the Firm, including significant disruption of the Firm’s operations, misappropriation of confidential information of the Firm or that of its customers, or damage to computers or operating systems of the Firm and those of its customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to the Firm or to its customers, loss of confidence in the Firm’s security measures, customer dissatisfaction, significant litigation exposure, and harm to the Firm’s reputation, all of which could have a material adverse effect on the Firm.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2011, there were no shares of common stock of JPMorgan Chase & Co. issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.
Repurchases under the common equity repurchase program
On March 18, 2011, the Board of Directors approved a $15.0 billion common equity (i.e., common stock and warrants) repurchase program, of which $8.0 billion is authorized for repurchase in 2011. The $15.0 billion repurchase program supersedes a $10.0 billion repurchase program approved in 2007. During the three and nine months ended September 30, 2011, the Firm repurchased an aggregate of 127 million and 210 million shares of common stock and warrants, for $4.4 billion and $8.0 billion, at an aggregate average price per unit of $34.72 and $38.12, respectively.
Management and the Board will continue to assess and make decisions regarding alternatives for deploying capital, as appropriate, over the course of the year. Any planned use of the repurchase program beyond the repurchases approved for 2011 will be reviewed by the Firm with banking regulators before taking action.
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common equity – for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information.

The authorization to repurchase common equity will be utilized at management’s discretion, and the timing of purchases and the exact amount of common equity that may be repurchased is subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time. For a discussion of restrictions on equity repurchases, see Note 23 on pages 267–268 of JPMorgan Chase’s 2010 Annual Report.

	Common stock		Warrants
September 30, 2011	Total shares of common stock repurchased	Average price paid per share of common stock(a)	Total warrants repurchased	Average price paid per warrant(a)	Dollar value of remaining authorized repurchase (in millions)(b)
Repurchases under the $10.0 billion program	—	$—	—	$—	$3,222	(c)
Repurchases under the $15.0 billion program	2,081,440	45.66	—	—	14,905
First quarter	2,081,440	45.66	—	—	14,905
Second quarter	80,309,432	43.33	—	—	11,425
July	16,842,480	40.59	—	—	10,742
August	82,777,077	36.54	10,167,698	12.03	7,594
September	17,660,599	33.64	—	—	7,000
Third quarter	117,280,156	36.69	10,167,698	12.03	7,000
Year-to-date	199,671,028	$39.45	10,167,698	$12.03	$7,000	(d)

(a)	Excludes commissions cost.

(b)	The amount authorized by the Board of Directors excludes commissions cost.

(c)	The unused portion of the $10.0 billion program was canceled when the $15.0 billion program was authorized.

(d)	Dollar value remaining under the new $15.0 billion program.

Stock repurchases under the stock-based incentive plans
Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s repurchase program. Shares repurchased pursuant to these plans during the first nine months of 2011 were as follows.

September 30, 2011	Total shares repurchased	Average price paid per share

First quarter	442	$45.89
Second quarter	—	—
July	29	41.25
August	6	37.62
September	—	—
Third quarter	35	40.63
Year-to-date	477	$45.51

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

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMORGAN CHASE & CO.
(Registrant)

Date:	November 4, 2011

By	/s/ Shannon S. Warren
Shannon S. Warren

Managing Director and Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBITS

15	Letter re: Unaudited Interim Financial Information

31.1	Certification

31.2	Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.