Form 10-K
period 2011-12-31
JPMORGAN CHASE & CO
filed 2012-02-29
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended	Commission file
December 31, 2011	number 1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	The New York Stock Exchange
The London Stock Exchange
The Tokyo Stock Exchange
Warrants, each to purchase one share of Common Stock	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 8.625% Non-Cumulative Preferred Stock, Series J	The New York Stock Exchange
Guarantee of 7.00% Capital Securities, Series J, of J.P. Morgan Chase Capital X	The New York Stock Exchange
Guarantee of 5.875% Capital Securities, Series K, of J.P. Morgan Chase Capital XI	The New York Stock Exchange
Guarantee of 6.25% Capital Securities, Series L, of J.P. Morgan Chase Capital XII	The New York Stock Exchange
Guarantee of 6.20% Capital Securities, Series N, of JPMorgan Chase Capital XIV	The New York Stock Exchange
Guarantee of 6.35% Capital Securities, Series P, of JPMorgan Chase Capital XVI	The New York Stock Exchange
Guarantee of 6.625% Capital Securities, Series S, of JPMorgan Chase Capital XIX	The New York Stock Exchange
Guarantee of 6.875% Capital Securities, Series X, of JPMorgan Chase Capital XXIV	The New York Stock Exchange
Guarantee of Fixed-to-Floating Rate Capital Securities, Series Z, of JPMorgan Chase Capital XXVI	The New York Stock Exchange
Guarantee of Fixed-to-Floating Rate Capital Securities, Series BB, of JPMorgan Chase Capital XXVIII	The New York Stock Exchange
Guarantee of 6.70% Capital Securities, Series CC, of JPMorgan Chase Capital XXIX	The New York Stock Exchange
Guarantee of 7.20% Preferred Securities of BANK ONE Capital VI	The New York Stock Exchange
KEYnotes Exchange Traded Notes Linked to the First Trust Enhanced 130/30 Large Cap Index	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	NYSE Arca, Inc.
JPMorgan Double Short US 10 Year Treasury Futures ETNs due September 30, 2025	NYSE Arca, Inc.
JPMorgan Double Short US Long Bond Treasury Futures ETNs due September 30, 2025	NYSE Arca, Inc.
Euro Floating Rate Global Notes due July 27, 2012	The NYSE Alternext U.S. LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of JPMorgan Chase & Co. common stock held by non-affiliates as of June 30, 2011: $159,285,259,081
Number of shares of common stock outstanding as of January 31, 2012: 3,817,360,407
Documents incorporated by reference: Portions of the registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 15, 2012, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K Index

Part I

ITEM 1: BUSINESS
Overview
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm has $2.3 trillion in assets and $183.6 billion in stockholders’ equity as of December 31, 2011. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing, asset management and private equity. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national bank with U.S. branches in 23 states, and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national bank that is the Firm’s credit card–issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities LLC (“JPMorgan Securities”), the Firm’s U.S. investment banking firm. The bank and nonbank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. One of the Firm’s principal operating subsidiaries in the United Kingdom (“U.K.”) is J.P. Morgan Securities Ltd., a subsidiary of JPMorgan Chase Bank, N.A.
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
Business segments
JPMorgan Chase’s activities are organized, for management reporting purposes, into six business segments, as well as Corporate/Private Equity. The Firm’s wholesale businesses comprise the Investment Bank (“IB”), Commercial Banking (“CB”), Treasury & Securities Services (“TSS”) and Asset Management (“AM”) segments. The Firm’s consumer businesses comprise the Retail Financial Services (“RFS”) and Card Services & Auto (“Card”) segments.
A description of the Firm’s business segments and the products and services they provide to their respective client bases is provided in the “Business segment results” section of Management’s discussion and analysis of financial condition and results of operations (“MD&A”), beginning on page 63 and in Note 33 on pages 300–303.
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
The financial services industry has experienced consolidation and convergence in recent years, as financial institutions involved in a broad range of financial products and services have merged and, in some cases, failed. This convergence trend is expected to continue. Consolidation could result in competitors of JPMorgan Chase gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. It is likely that competition will become even more intense as the Firm’s businesses continue to compete with other financial institutions that are or may become larger or better capitalized, that may have a stronger local presence in certain geographies or that operate under different rules and regulatory regimes than the Firm.
Supervision and regulation
The Firm is subject to regulation under state and federal laws in the United States, as well as the applicable laws of each of the various jurisdictions outside the United States in which the Firm does business.
Regulatory reform: On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is intended to make significant structural reforms to the financial services industry. As a result of the Dodd-Frank Act and other regulatory reforms, the Firm is currently experiencing a period of unprecedented change in regulation and such changes could have a significant impact on how the Firm conducts business. The Firm continues to work diligently in assessing and understanding the implications of the regulatory changes it is facing, and is devoting substantial resources to implementing all the new rules and regulations while meeting the needs and

Part I

expectations of its clients. Given the current status of the regulatory developments, the Firm cannot currently quantify the possible effects on its business and operations of all of the significant changes that are currently underway. For more information, see “Risk Factors” on pages 7–17. Certain of these changes include the following:

•
Resolution plan. In September 2011, the Federal Deposit Insurance Corporation (“FDIC”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) issued, pursuant to the Dodd-Frank Act, a final rule that will require bank holding companies with assets of $50 billion or more and companies designated as systemically important by the Financial Stability Oversight Council (the “FSOC”) to submit periodically to the Federal Reserve, the FDIC and the FSOC a plan for resolution under the Bankruptcy Code in the event of material distress or failure (a “resolution plan”). In January 2012, the FDIC also issued a final rule that will require insured depository institutions with assets of $50 billion or more to submit periodically to the FDIC a plan for resolution under the Federal Deposit Insurance Act in the event of failure. The timing of initial, annual and interim resolution plan submissions under both rules is the same. The Firm’s initial resolution plan submissions are due on July 1, 2012, with annual updates thereafter, and the Firm is in the process of developing its resolution plans.

•
Debit interchange. On October 1, 2011, the Federal Reserve adopted final rules implementing the “Durbin Amendment” provisions of the Dodd-Frank Act, which limit the amount the Firm can charge for each debit card transaction it processes.

•
Derivatives. Under the Dodd-Frank Act, the Firm will be subject to comprehensive regulation of its derivatives business, including capital and margin requirements, central clearing of standardized over-the-counter derivatives and the requirement that they be traded on regulated trading platforms, and heightened supervision. Further, the proposed margin rules for uncleared swaps may apply extraterritorially to U.S. firms doing business with clients outside of the United States. The Dodd-Frank Act also requires banking entities, such as JPMorgan Chase, to significantly restructure their derivatives businesses, including changing the legal entities through which certain transactions are conducted.

•
Volcker Rule. The Firm will also be affected by the requirements of Section 619 of the Dodd-Frank Act, and specifically the provisions prohibiting proprietary trading and restricting the activities involving private equity and hedge funds (the “Volcker Rule”). On October 11, 2011, regulators proposed the remaining rules to implement the Volcker Rule, which are expected to be finalized sometime in 2012. Under the proposed rules, “proprietary trading” is defined as the trading of securities, derivatives, or futures (or options on any of the foregoing) that is predominantly for the purpose of short-term resale, benefiting from short-term movements in prices or for realizing arbitrage profits for the Firm’s own account. The proposed rule’s definition of proprietary trading does not include client market-making, or certain risk management activities. The Firm ceased some proprietary trading activities during 2010, and is planning to cease its remaining proprietary trading activities within the timeframe mandated by the Volcker Rule.

•
Capital. The treatment of trust preferred securities as Tier 1 capital for regulatory capital purposes will be phased out over a three year period, beginning in 2013. In addition, in June 2011, the Basel Committee and the Financial Stability Board (“FSB”) announced that certain global systemically important banks (“GSIBs”) would be required to maintain additional capital, above the Basel III Tier 1 common equity minimum, in amounts ranging from 1% to 2.5%, depending upon the bank’s systemic importance. In December 2011, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”) and FDIC issued a notice of proposed rulemaking for implementing ratings alternatives for the computation of risk-based capital for market risk exposures, which, if implemented, would result in significantly higher capital requirements for many securitization exposures. For more information, see “Capital requirements” on pages 4–5.

•
FDIC Deposit Insurance Fund Assessments. In February 2011, the FDIC issued a final rule changing the assessment base and the method for calculating the deposit insurance assessment rate. These changes became effective on April 1, 2011, and resulted in an aggregate annualized increase of approximately $600 million in the assessments that the Firm’s bank subsidiaries pay to the FDIC. For more information, see “Deposit insurance” on page 5.

•
Bureau of Consumer Financial Protection. The Dodd-Frank Act established a new regulatory agency, the Bureau of Consumer Financial Protection (“CFPB”). The CFPB has authority to regulate providers of credit, payment and other consumer financial products and services. The CFPB has examination authority over large banks, such as JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., with respect to the banks’ consumer financial products and services.

•
Heightened prudential standards for systemically important financial institutions. The Dodd-Frank Act creates a structure to regulate systemically important financial companies, and subjects them to heightened prudential standards. For more information, see “Systemically important financial institutions” below.

•
Concentration limits. The Dodd-Frank Act restricts acquisitions by financial companies if, as a result of the acquisition, the total liabilities of the financial company would exceed 10% of the total liabilities of all financial companies. The Federal Reserve is expected to issue rules related to this restriction in 2012.

The Dodd-Frank Act instructs U.S. federal banking and other regulatory agencies to conduct approximately 285 rulemakings and 130 studies and reports. These regulatory agencies include the Commodity Futures Trading Commission (the “CFTC”); the SEC; the Federal Reserve; the OCC; the FDIC; the CFPB; and the FSOC.
Other proposals have been made internationally, including additional capital and liquidity requirements that will apply to non-U.S. subsidiaries of JPMorgan Chase, such as J.P. Morgan Securities Ltd.
Systemically important financial institutions: The Dodd-Frank Act creates a structure to regulate systemically important financial institutions, and subjects them to heightened prudential standards, including heightened capital, leverage, liquidity, risk management, resolution plan, concentration limit, credit exposure reporting, and early remediation requirements. Systemically important financial institutions will be supervised by the Federal Reserve . Bank holding companies with over $50 billion in assets, including JPMorgan Chase, and certain nonbank financial companies that are designated by the FSOC will be considered systemically important financial institutions subject to the heightened standards and supervision.
In addition, if the regulators determine that the size or scope of activities of the company pose a threat to the safety and soundness of the company or the financial stability of the United States, the regulators have the power to require such companies to sell or transfer assets and terminate activities.
On December 20, 2011, the Federal Reserve issued proposed rules to implement these heightened prudential standards. For more information, see “Capital requirements” and “Prompt corrective action and early remediation” on page 5.
Permissible business activities: JPMorgan Chase elected to become a financial holding company as of March 13, 2000, pursuant to the provisions of the Gramm-Leach-Bliley Act. If a financial holding company or any depository institution controlled by a financial holding company ceases to meet certain capital or management standards, the Federal Reserve may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve may require divestiture of the holding company’s depository institutions if the deficiencies persist. Federal regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act, the Federal Reserve must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. So long as the depository-institution subsidiaries of JPMorgan Chase meet the capital, management and Community Reinvestment Act requirements, the Firm is permitted to conduct the broader activities permitted under the Gramm-Leach-Bliley Act.
The Federal Reserve has proposed rules under which the Federal Reserve could impose restrictions on systemically important financial institutions that are experiencing financial weakness, which restrictions could include limits on acquisitions, among other things. For more information on the restrictions, see “Prompt corrective action and early remediation” on page 5.
Financial holding companies and bank holding companies are required to obtain the approval of the Federal Reserve before they may acquire more than five percent of the voting shares of an unaffiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), the Federal Reserve may approve an application for such an acquisition without regard to whether the transaction is prohibited under the law of any state, provided that the acquiring bank holding company, before or after the acquisition, does not control more than 10% of the total amount of deposits of insured depository institutions in the U.S. or more than 30% (or such greater or lesser amounts as permitted under state law) of the total deposits of insured depository institutions in the state in which the acquired bank has its home office or a branch. In addition, the Dodd-Frank Act restricts acquisitions by financial companies if, as a result of the acquisition, the total liabilities of the financial company would exceed 10% of the total liabilities of all financial companies. For non-U.S. financial companies, liabilities are calculated using only the risk-weighted assets of their U.S. operations. U.S. financial companies must include all of their risk-weighted assets (including assets held overseas). This could have the effect of allowing a non-U.S. financial company to grow to hold significantly more than 10% of the U.S. market without exceeding the concentration limit. Under the Dodd-Frank Act, the Firm must provide written notice to the Federal Reserve prior to acquiring direct or indirect ownership or control of any voting shares of any company with over $10 billion in assets that is engaged in “financial in nature” activities.
Regulation by Federal Reserve: The Federal Reserve acts as an “umbrella regulator” and certain of JPMorgan Chase’s subsidiaries are regulated directly by additional authorities based on the particular activities of those subsidiaries. For example, JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A., are regulated by the OCC. See “Other supervision and regulation” on pages 6–7 for a further description of the regulatory supervision to which the Firm’s subsidiaries are subject.
Dividend restrictions: Federal law imposes limitations on the payment of dividends by national banks. Dividends payable by JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., as national bank subsidiaries of JPMorgan Chase, are limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income

Part I

combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” See Note 27 on page 281 for the amount of dividends that the Firm’s principal bank subsidiaries could pay, at January 1, 2012, to their respective bank holding companies without the approval of their banking regulators.
In addition to the dividend restrictions described above, the OCC, the Federal Reserve and the FDIC have authority to prohibit or limit the payment of dividends by the banking organizations they supervise, including JPMorgan Chase and its bank and bank holding company subsidiaries, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.
Moreover, the Federal Reserve has issued rules requiring bank holding companies, such as JPMorgan Chase, to submit to the Federal Reserve a capital plan on an annual basis and receive a notice of non-objection from the Federal Reserve before taking capital actions, such as paying dividends, implementing common equity repurchase programs or redeeming or repurchasing capital instruments. The rules establish a supervisory capital assessment program that outlines Federal Reserve expectations concerning the processes that such bank holding companies should have in place to ensure they hold adequate capital and maintain ready access to funding under adverse conditions. The capital plan must demonstrate, among other things, how the bank holding company will maintain a pro forma Basel I Tier 1 common ratio above 5% under a supervisory stress scenario.
Capital requirements: Federal banking regulators have adopted risk-based capital and leverage guidelines that require the Firm’s capital-to-assets ratios to meet certain minimum standards.
The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, capital is divided into two tiers: Tier 1 capital and Tier 2 capital. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital. Under the guidelines, banking organizations are required to maintain a total capital ratio (total capital to risk-weighted assets) of 8% and a Tier 1 capital ratio of 4%. For a further description of these guidelines, see Note 28 on pages 281–283.
The federal banking regulators also have established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by adjusted average total assets. The minimum leverage ratio is 3% for bank holding companies that are considered “strong” under Federal Reserve guidelines or which have implemented the Federal Reserve’s risk-based capital measure for market risk. Other bank holding companies must have a minimum leverage ratio of 4%. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile and growth plans. The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision (“Basel I”). In 2004, the Basel Committee published a revision to the Accord (“Basel II”). The goal of the Basel II Framework is to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking operations. In December 2010, the Basel Committee finalized further revisions to the Accord (“Basel III”) which narrowed the definition of capital, increased capital requirements for specific exposures, introduced short-term liquidity coverage and term funding standards, and established an international leverage ratio. In June 2011, the U.S. federal banking agencies issued rules to establish a permanent Basel I floor under Basel II/Basel III calculations. For further description of these capital requirements, see pages 119–122.
In connection with the U.S. Government’s Supervisory Capital Assessment Program in 2009, U.S. banking regulators developed a new measure of capital, Tier 1 common, which is defined as Tier 1 capital less elements of Tier 1 capital not in the form of common equity - such as perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred capital debt securities. Tier 1 common, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of the Firm’s capital with the capital of other financial services companies. The Firm uses Tier 1 common along with the other capital measures to assess and monitor its capital position. For more information, see Regulatory capital on pages 119–122.
In June 2011, the Basel Committee and the FSB announced that GSIBs would be required to maintain additional capital, above the Basel III Tier 1 common equity minimum, in amounts ranging from 1% to 2.5%, depending upon the bank’s systemic importance. Furthermore, in order to provide a disincentive for banks facing the highest required level of Tier 1 common equity to “increase materially their global systemic importance in the future,” an additional 1% charge could be applied.
The Basel III revisions governing the capital requirements are subject to prolonged observation and transition periods. The transition period for banks to meet the revised Tier 1 common equity requirement will begin in 2013, with implementation on January 1, 2019. The additional capital requirements for GSIBs will be phased-in starting January 1, 2016, with full implementation on January 1, 2019. The Firm will continue to monitor the ongoing rule-making process to assess both the timing and the impact of Basel III on its businesses and financial condition.
In addition to capital requirements, the Basel Committee has also proposed two new measures of liquidity risk: the

“Liquidity Coverage Ratio” and the “Net Stable Funding Ratio,” which are intended to measure, over different time spans, the amount of liquid assets held by the Firm. The observation periods for both these standards began in 2011, with implementation in 2015 and 2018, respectively.
The Dodd-Frank Act prohibits the use of external credit ratings in federal regulations. In December 2011, the Federal Reserve, OCC and FDIC issued a notice of proposed rulemaking for implementing ratings alternatives for the computation of risk-based capital for market risk exposures. The proposal, if implemented as currently proposed, would result in significantly higher capital requirements for many securitization exposures. The Firm anticipates that the U.S. banking agencies will apply a parallel capital treatment to securitizations in both the trading and banking books.
Effective January 1, 2008, the SEC authorized J.P. Morgan Securities LLC to use the alternative method of computing net capital for broker/dealers that are part of Consolidated Supervised Entities as defined by SEC rules. Accordingly, J.P. Morgan Securities LLC may calculate deductions for market risk using its internal market risk models.
For additional information regarding the Firm’s regulatory capital, see Regulatory capital on pages 119–122.
Prompt corrective action and early remediation: The Federal Deposit Insurance Corporation Improvement Act of 1991 requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards. The regulations apply only to banks and not to bank holding companies, such as JPMorgan Chase. However, the Federal Reserve is authorized to take appropriate action against the bank holding company based on the undercapitalized status of any bank subsidiary. In certain instances, the bank holding company would be required to guarantee the performance of the capital restoration plan for its undercapitalized subsidiary.
In addition, under the Dodd-Frank Act, the Federal Reserve is required to issue rules which would provide for early remediation of systemically important financial companies, such as JPMorgan Chase. In December 2011, the Federal Reserve issued proposed rules to implement these early remediation requirements on systemically important financial institutions that experience financial weakness. These proposed restrictions could include limits on capital distributions, acquisitions, and requirements to raise additional capital.
Deposit Insurance: The FDIC deposit insurance fund provides insurance coverage for certain deposits, which insurance is funded through assessments on banks, such as JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. Higher levels of bank failures over the past few years have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the amount of FDIC insurance coverage for insured deposits has been increased generally from $100,000 per depositor to $250,000 per depositor, and until January 1, 2013, the coverage for non-interest bearing demand deposits is unlimited. In light of the increased stress on the deposit insurance fund caused by these developments, and in order to maintain a strong funding position and restore the reserve ratios of the deposit insurance fund, the FDIC imposed a special assessment in June 2009, has increased assessment rates of insured institutions generally, and required insured institutions to prepay on December 30, 2009, the premiums that were expected to become due over the following three years.
As required by the Dodd-Frank Act, the FDIC issued a final rule in February 2011 that changes the assessment base from insured deposits to average consolidated total assets less average tangible equity, and changes the assessment rate calculation. These changes resulted in an aggregate annualized increase of approximately $600 million in the assessments that the Firm’s bank subsidiaries pay to the FDIC.
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
Under the Dodd-Frank Act, where a systemically important financial institution, such as JPMorgan Chase, is in default or danger of default, the FDIC may be appointed receiver in order to conduct an orderly liquidation of such systemically

Part I

important financial institution. The FDIC has issued rules to implement its orderly liquidation authority, and is expected to propose additional rules. The FDIC has powers as receiver similar to those described above. However, the details of certain powers will be the subject of additional rulemakings and have not yet been fully delineated.
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
Holding company as source of strength for bank subsidiaries: Under current Federal Reserve policy, JPMorgan Chase is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support these subsidiaries in circumstances where it might not do so absent such policy. Effective July 2011, provisions of the Dodd-Frank Act codified the Federal Reserve’s policy that require a bank holding company to serve as a source of strength for any depository institution subsidiary. However, because the Gramm-Leach-Bliley Act provides for functional regulation of financial holding company activities by various regulators, the Gramm-Leach-Bliley Act prohibits the Federal Reserve from requiring payment by a holding company or subsidiary to a depository institution if the functional regulator of the payor objects to such payment. In such a case, the Federal Reserve could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture.
Restrictions on transactions with affiliates: The bank subsidiaries of JPMorgan Chase are subject to certain restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Firm and certain other affiliates, and on investments in stock or securities of JPMorgan Chase and those affiliates. These restrictions prevent JPMorgan Chase and other affiliates from borrowing from a bank subsidiary unless the loans are secured in specified amounts and are subject to certain other limits. For more information, see Note 27 on page 281. Effective in 2012, the Dodd-Frank Act extends such restrictions to derivatives and securities lending transactions. In addition, the Dodd-Frank Act’s Volcker Rule imposes similar restrictions on transactions between banking entities, such as JPMorgan Chase and its subsidiaries, and hedge funds or private equity funds for which the banking entity serves as the investment manager, investment advisor or sponsor.
Other supervision and regulation: The Firm’s banks and certain of its nonbank subsidiaries are subject to direct supervision and regulation by various other federal and state authorities (some of which are considered “functional regulators” under the Gramm-Leach-Bliley Act). JPMorgan Chase’s national bank subsidiaries, such as JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A., are subject to supervision and regulation by the OCC and, in certain matters, by the Federal Reserve and the FDIC. Supervision and regulation by the responsible regulatory agency generally includes comprehensive annual reviews of all major aspects of the relevant bank’s business and condition, and imposition of periodic reporting requirements and limitations on investments, among other powers.
The Firm conducts securities underwriting, dealing and brokerage activities in the United States through J.P. Morgan Securities LLC and other broker-dealer subsidiaries, all of which are subject to regulations of the SEC, the Financial Industry Regulatory Authority and the New York Stock Exchange, among others. The Firm conducts similar securities activities outside the United States subject to local regulatory requirements. In the United Kingdom, those activities are conducted by J.P. Morgan Securities Ltd., which is regulated by the U.K. Financial Services Authority. The operations of JPMorgan Chase mutual funds also are subject to regulation by the SEC.
The Firm has subsidiaries that are members of futures exchanges in the United States and abroad and are registered accordingly.
In the United States, two subsidiaries are registered as futures commission merchants, and other subsidiaries are either registered with the CFTC as commodity pool operators and commodity trading advisors or exempt from such registration. These CFTC-registered subsidiaries are also members of the National Futures Association. The Firm’s U.S. energy business is subject to regulation by the Federal Energy Regulatory Commission. It is also subject to other extensive and evolving energy, commodities, environmental and other governmental regulation both in the U.S. and other jurisdictions globally.
Under the Dodd-Frank Act, the CFTC and SEC will be the regulators of the Firm’s derivatives businesses. The Firm expects that JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC will register with the CFTC as swap dealers and with the SEC as security-based swap dealers, and that J.P. Morgan Ventures Energy Corporation will register with the CFTC as a swap dealer.
The types of activities in which the non-U.S. branches of JPMorgan Chase Bank, N.A. and the international subsidiaries of JPMorgan Chase may engage are subject to various restrictions imposed by the Federal Reserve. Those non-U.S. branches and international subsidiaries also are subject to the laws and regulatory authorities of the countries in which they operate.
The activities of JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. as consumer lenders also are subject to regulation under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practice, Electronic Funds Transfer and CARD acts, as well as various state laws. These statutes impose requirements on consumer loan origination and collection practices. Under the Dodd-Frank Act, the CFPB will be responsible for rulemaking and enforcement pursuant to such statutes.
Under the requirements imposed by the Gramm-Leach-Bliley Act, JPMorgan Chase and its subsidiaries are required periodically to disclose to their retail customers the Firm’s policies and practices with respect to the sharing of nonpublic customer information with JPMorgan Chase affiliates and others, and the confidentiality and security of that information. Under the Gramm-Leach-Bliley Act, retail customers also must be given the opportunity to “opt out” of information-sharing arrangements with nonaffiliates, subject to certain exceptions set forth in the Gramm-Leach-Bliley Act.
Item 1A: RISK FACTORS
The following discussion sets forth the material risk factors that could affect JPMorgan Chase’s financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Firm.
Regulatory Risk
JPMorgan Chase operates within a highly regulated industry, and the Firm’s businesses and results are significantly affected by the laws and regulations to which it is subject.
As a global financial services firm, JPMorgan Chase is subject to extensive and comprehensive regulation under state and federal laws in the United States and the laws of the various jurisdictions outside the United States in which the Firm does business. These laws and regulations significantly affect the way that the Firm does business, and can restrict the scope of its existing businesses and limit its ability to expand its product offerings or to pursue acquisitions, or can make its products and services more expensive for clients and customers.
The full impact of the Dodd-Frank Act on the Firm’s businesses, operations and earnings remains uncertain because of the extensive rule-making still to be completed.
The Dodd-Frank Act, enacted in 2010, significantly increases the regulation of the financial services industry. For further information, see Supervision and regulation on pages 1–7.
The U.S. Department of the Treasury, the FSOC, the SEC, the CFTC, the Federal Reserve, the OCC, the CFPB and the FDIC are engaged in extensive rule-making mandated by the Dodd-Frank Act, and much of the rule-making remains to be done. As a result, the complete impact of the Dodd-Frank Act on the Firm remains uncertain. Certain aspects of the Dodd-Frank Act and such rule-making are discussed in more detail below.
Debit interchange. The Firm believes that, as a result of the Durbin Amendment, its annualized net income may be reduced by approximately $600 million per year. Although the Firm continues to consider various actions that it may take to mitigate this anticipated reduction in net income, it is unlikely that any such actions would wholly offset such reduction.
Volcker Rule. Until the final regulations under the Volcker Rule are adopted, the precise definition of prohibited “proprietary trading”, the scope of any exceptions for market making and hedging, and the scope of permitted hedge fund and private equity fund activities remains uncertain. It is unclear under the proposed rules whether some portion of the Firm’s market-making and risk mitigation activities, as currently conducted, will be required to be curtailed or will be otherwise adversely affected. In addition, the rules, if enacted as proposed, would prohibit certain securitization structures and would bar U.S. banking entities from sponsoring or investing in certain non-U.S. funds. Also, with respect to certain of the Firm’s investments in illiquid private equity funds, should regulators not exercise their authority to permit the Firm to hold such investments beyond the minimum statutory divestment period, the Firm could incur substantial losses when it disposes of such investments, as it may be forced to sell such investments at a substantial discount in the secondary market as a result of both the constrained timing of such sales and the possibility that other financial institutions are likewise liquidating their investments at the same time.
Derivatives. In addition to imposing comprehensive regulation on the Firm’s derivatives businesses, the Dodd-Frank Act also requires banking entities, such as JPMorgan Chase, to significantly restructure their derivatives businesses, including changing the legal entities through which such businesses are conducted. Further, the proposed margin rules for uncleared swaps may apply extraterritorially to U.S. firms doing business with clients outside of the United States. Clients of non-U.S. firms doing business outside the United States would not be required to post margin in similar transactions. If these margin rules become final as currently drafted, JPMorgan Chase could be at a significant competitive disadvantage to its non-U.S. competitors, which could have a material adverse effect on the earnings and profitability of the Firm’s wholesale businesses.
Heightened prudential standards for systemically important financial institutions. Under the Dodd-Frank Act, JPMorgan Chase is considered a systemically important financial institution and is subject to the heightened standards and supervision prescribed by the Act. If the proposed rules that were issued on December 20, 2011 are adopted as currently proposed, they are likely to increase the Firm’s operational, compliance and risk management costs, and could have an adverse effect on the Firm’s business, results of operations or financial condition.
CFPB. Although the Firm is unable to predict what specific measures the CFPB may take in applying its regulatory mandate, any new regulatory requirements or changes to existing requirements that the CFPB may promulgate could require changes in JPMorgan Chase’s consumer businesses

Part I

and result in increased compliance costs and impair the profitability of such businesses. In addition, as a result of the Dodd-Frank Act’s potential expansion of the authority of state attorneys general to bring actions to enforce federal consumer protection legislation, the Firm could potentially be subject to additional state lawsuits and enforcement actions, thereby further increasing its legal and compliance costs.
Resolution and Recovery. The FDIC and the Federal Reserve have issued a final rule that will require the Firm to submit periodically to the Federal Reserve, the FDIC and the FSOC a resolution plan under the Bankruptcy Code in the event of material financial distress or failure (a “resolution plan”). In 2012, the FDIC also issued a final rule that will require the Firm to submit periodic contingency plans to the FDIC under the Federal Deposit Insurance Act outlining its resolution plan in the event of its failure. The Firm’s initial resolution plan submissions are due on July 1, 2012, with annual updates thereafter, and the Firm is in the process of developing its resolution plans. If the FDIC and the Federal Reserve determine that the Firm’s resolution plan is not credible or would not facilitate an orderly resolution under the Bankruptcy Code, the FDIC and the Federal Reserve may jointly impose more stringent capital, leverage or liquidity requirements, or restrictions on the growth, activities or operations of the Firm, or require the Firm to restructure, reorganize or divest certain assets or operations in order to facilitate an orderly resolution. Any such measures, particularly those aimed at the disaggregation of the Firm, may increase the Firm’s systems, technology and managerial costs, reduce the Firm’s capital, lessen efficiencies and economies of scale and potentially impede the Firm’s business strategies.
Elimination of Use of External Credit Ratings. In December 2011, the Federal Reserve, the OCC and the FDIC issued proposed rules for risk-based capital guidelines which would eliminate the use of external credit ratings for the calculation of risk-weighted assets. If the rules become final as currently proposed, they would result in a significant increase in the calculation of the Firm’s risk-weighted assets, which could require the Firm to hold more capital, increase its cost of doing business and place the Firm at a competitive disadvantage to non-U.S. competitors.
Concentration Limits. The Dodd-Frank Act restricts acquisitions by financial companies if, as a result of the acquisition, the total liabilities of the financial company would exceed 10% of the total liabilities of all financial companies. The Federal Reserve is expected to issue rules related to these provisions of the Dodd-Frank Act in 2012. This concentration limit could restrict the Firm’s ability to make acquisitions in the future, thereby adversely affecting its growth prospects.
The total impact of the Dodd-Frank Act cannot be fully assessed without taking into consideration how non-U.S. policymakers and regulators will respond to the Dodd-Frank Act and the implementing regulations under the Act, and how the cumulative effects of both U.S. and non-U.S. laws and regulations will affect the businesses and operations of the Firm. Additional legislative or regulatory actions in the United States, the EU or in other countries could result in a significant loss of revenue for the Firm, limit the Firm’s ability to pursue business opportunities in which it might otherwise consider engaging, affect the value of assets that the Firm holds, require the Firm to increase its prices and therefore reduce demand for its products, impose additional costs on the Firm, or otherwise adversely affect the Firm’s businesses. Accordingly, any such new or additional legislation or regulations could have an adverse effect on the Firm’s business, results of operations or financial condition.
The Basel III capital standards will impose additional capital, liquidity and other requirements on the Firm that could decrease its competitiveness and profitability.
The Basel Committee on Banking Supervision (the “Basel Committee”) announced in December 2010 revisions to its Capital Accord (commonly referred to as “Basel III”), which will require higher capital ratio requirements for banks, narrow the definition of capital, expand the definition of risk-weighted assets, and introduce short-term liquidity and term funding standards, among other things.
Capital Surcharge. In June 2011, the Basel Committee and the FSB proposed that GSIBs be required to maintain additional capital above the Basel III Tier 1 common equity minimum. See page 2 in Item 1: Business for further information on the proposed capital change. Based on the Firm’s current understanding of these new capital requirements, the Firm expects that it will be in compliance with all of the standards to which it will be subject as they become effective. However, compliance with these capital standards may adversely affect the Firm’s operational costs, reduce its return on equity, or cause the Firm to alter the types of products it offers to its customers and clients, thereby causing the Firm’s products to become less attractive or placing the Firm at a competitive disadvantage to financial institutions, both within and outside the United States, that are not subject to the same capital surcharge.
Liquidity Coverage and Net Stable Funding Ratios. The Basel Committee has also proposed two new measures of liquidity risk: the “liquidity coverage ratio” and the “net stable funding ratio,” which are intended to measure, over different time spans, the amount of the liquid assets held by the Firm. If the ratios are finalized as currently proposed, the Firm may need, in order to be in compliance with such ratios, to incur additional costs to raise liquidity from sources that are more expensive than its current funding sources and may need to take certain mitigating actions, such as ceasing to offer certain products to its customers and clients or charging higher fees for extending certain lines of credit. Accordingly, compliance with these liquidity coverage standards could adversely affect the Firm’s funding costs or reduce its profitability in the future.

Non-U.S. regulations and initiatives may be inconsistent or may conflict with current or proposed regulations in the United States, which could create increased compliance and other costs and adversely affect the Firm’s businesses, operations or financial conditions.
The EU has created a European Systemic Risk Board to monitor financial stability, and the Group of Twenty Finance Ministers and Central Bank Governors (“G-20”) broadened the membership and scope of the Financial Stability Forum in 2008 to form the FSB. These institutions, which are charged with developing ways to promote cross-border financial stability, are considering various proposals to address risks associated with global financial institutions. Some of the initiatives adopted include increased capital requirements for certain trading instruments or exposures and compensation limits on certain employees located in affected countries. In the U.K., regulators have increased liquidity requirements for local financial institutions, including regulated U.K. subsidiaries of non-U.K. bank holding companies and branches of non-U.K. banks located in the U.K.; adopted a Bank Tax Levy that applies to balance sheets of branches and subsidiaries of non-U.K. banks; and proposed the creation of resolution and recovery plans by U.K. regulated entities, among other initiatives.
The regulatory schemes and requirements that are being proposed by various regulators around the world may be inconsistent or conflict with regulations to which the Firm is subject in the United States (as well as in other parts of the world), thereby subjecting the Firm to higher compliance and legal costs, as well as the possibility of higher operational, capital and liquidity costs, all of which could have an adverse effect on the Firm’s business, results of operations and profitability in the future.
Expanded regulatory oversight of JPMorgan Chase’s consumer businesses will increase the Firm’s compliance costs and risks and may negatively affect the profitability of such businesses.
JPMorgan Chase’s consumer businesses are subject to increasing regulatory oversight and scrutiny with respect to its compliance under consumer laws and regulations, including changes implemented as a part of the Dodd-Frank Act. The Firm has entered into Consent Orders with banking regulators relating to its residential mortgage servicing, foreclosure and loss-mitigation activities. The Consent Orders require significant changes to the Firm’s servicing and default business; the submission and implementation of a comprehensive action plan setting forth the steps necessary to ensure the Firm’s residential mortgage servicing, foreclosure and loss-mitigation activities are conducted in accordance with the requirements of the Consent Orders; and other remedial actions that the Firm has undertaken to ensure that it satisfies all requirements of the Consent Orders. The Firm also agreed in February 2012 to a settlement in principle with a number of federal and state government agencies, including the U.S. Department of Justice, the U.S. Department of Housing and Urban Development, the CFPB and the State Attorneys General, relating to the servicing and origination of mortgages. This global settlement requires the Firm to make cash payments and provide certain refinancing and other borrower relief, as well as to adhere to certain enhanced mortgage servicing standards. For further information, see “Subsequent events” in Note 2 on page 184, and Mortgage Foreclosure Investigations and Litigation in Note 31 on pages 295–296.
In addition, any new regulatory requirements or changes to existing requirements that the CFPB may promulgate could require changes in the product offerings and practices of JPMorgan Chase’s consumer businesses, result in increased compliance costs and affect the profitability of such businesses.
Finally, as a result of increasing federal and state scrutiny of the Firm’s consumer practices, the Firm may face a greater
number or wider scope of investigations, enforcement actions and litigation in the future, thereby increasing its costs
associated with responding to or defending such actions. In
addition, increased regulatory inquiries and investigations, as well as any additional legislative or regulatory developments affecting the Firm’s consumer businesses, and any required
changes to the Firm’s business operations resulting from
these developments, could result in significant loss of
revenue, limit the products or services the Firm offers, require the Firm to increase its prices and therefore reduce demand
for its products, impose additional compliance costs on the
Firm, cause harm to the Firm’s reputation or otherwise
adversely affect the Firm’s consumer businesses. In addition, if the Firm does not appropriately comply with current or
future legislation and regulations that apply to its consumer operations, the Firm may be subject to fines, penalties or
judgments, or material regulatory restrictions on its
businesses, which could adversely affect the Firm’s operations and, in turn, its financial results.
Market Risk
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

Part I

The Firm generally maintains extensive positions in the fixed income, currency, commodities and equity markets to facilitate client demand and provide liquidity to clients. From time to time the Firm may have market-making positions that lack pricing transparency or liquidity. The revenue derived from these positions is affected by many factors, including the Firm’s success in effectively hedging its market and other risks, volatility in interest rates and equity, debt and commodities markets, credit spreads, and availability of liquidity in the capital markets, all of which are affected by economic and market conditions. The Firm anticipates that revenue relating to its market-making and private equity businesses will continue to experience volatility, which will affect pricing or the ability to realize returns from such activities, and that this could materially adversely affect the Firm’s earnings.
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
Changes in interest rates will affect the level of assets and liabilities held on the Firm’s balance sheet and the revenue the Firm earns from net interest income. A low interest rate environment or a flat or inverted yield curve may adversely affect certain of the Firm’s businesses by compressing net interest margins, reducing the amounts the Firm earns on its investment securities portfolio, or reducing the value of its mortgage servicing rights (“MSR”) asset, thereby reducing the Firm’s net interest income and other revenues.
The Firm’s consumer businesses are particularly affected by domestic economic conditions, including U.S. interest rates; the rate of unemployment; housing prices; the level of consumer confidence; changes in consumer spending; and the number of personal bankruptcies. Any further deterioration in current economic conditions, or the failure of the economy to rebound in the near term, could diminish demand for the products and services of the Firm’s consumer businesses, or increase the cost to provide such products and services. In addition, adverse economic conditions, such as continuing declines in home prices or persistent high levels of unemployment, could lead to an increase in mortgage, credit card and other loan delinquencies and higher net charge-offs, which can reduce the Firm’s earnings.
Widening of credit spreads makes it more expensive for the Firm to borrow on both a secured and unsecured basis. Credit spreads widen or narrow not only in response to Firm-specific events and circumstances, but also as a result of general economic and geopolitical events and conditions. Changes in the Firm’s credit spreads will impact, positively or negatively, the Firm’s earnings on liabilities that are recorded at fair value.

The outcome of the EU sovereign debt crisis could have adverse effects on the Firm’s businesses, operations and earnings.
Despite various assistance packages and facilities for Greece, Ireland and Portugal, it is not possible to predict how markets will react if one or more of these countries were to default, and such a default, if it were to occur, could lead to “market contagion” in other Eurozone countries and thereby adversely affect the market value of securities and other obligations held by the Firm’s IB, AM, TSS and CIO businesses. In addition, the departure of any Eurozone country from the Euro could lead to serious foreign exchange, operational and settlement disruptions, which, in turn, may have a negative impact on the Firm’s operations and businesses.
Credit Risk
The financial condition of JPMorgan Chase’s customers, clients and counterparties, including other financial institutions, could adversely affect the Firm.
If the current economic environment were to deteriorate further, or not rebound in the near term, more of JPMorgan Chase’s customers may become delinquent on their loans or other obligations to the Firm which, in turn, could result in a higher level of charge-offs and provisions for credit losses, or in requirements that the Firm purchase assets from or provide other funding to its clients and counterparties, any of which could adversely affect the Firm’s financial condition. Moreover, a significant deterioration in the credit quality of one of the Firm’s counterparties could lead to concerns in the market about the credit quality of other counterparties in the same industry, thereby exacerbating the Firm’s credit risk exposure, and increasing the losses (including mark-to-market losses) that the Firm could incur in its market-making and clearing businesses.
Financial services institutions are interrelated as a result of market-making, trading, clearing, counterparty, or other relationships. The Firm routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose the Firm to credit risk in the event of a default by the counterparty or client. The Firm is a market leader in providing clearing, custodial and prime brokerage services for financial services companies. When such a client of the Firm becomes bankrupt or insolvent, the Firm may become entangled in significant disputes and litigation with the client’s bankruptcy estate and other creditors or involved in regulatory investigations, all of which can increase the Firm’s operational and litigation costs.
During periods of market stress or illiquidity, the Firm’s credit risk also may be further increased when the Firm cannot realize the fair value of the collateral held by it or when collateral is liquidated at prices that are not sufficient to recover the full amount of the loan, derivative or other exposure due to the Firm. Further, disputes with counterparties as to the valuation of collateral significantly increase in times of market stress and illiquidity. Periods of illiquidity, as experienced in 2008 and early 2009, may occur again and could produce losses if the Firm is unable to realize the fair value of collateral or manage declines in the value of collateral.
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
In addition, disruptions in the liquidity or transparency of the financial markets may result in the Firm’s inability to sell, syndicate or realize the value of its positions, thereby leading to increased concentrations. The inability to reduce the Firm’s positions may not only increase the market and credit risks associated with such positions, but also increase the level of risk-weighted assets on the Firm’s balance sheet, thereby increasing its capital requirements and funding costs, all of which could adversely affect the operations and profitability of the Firm’s businesses.
Liquidity Risk
If JPMorgan Chase does not effectively manage its liquidity, its business could suffer.
JPMorgan Chase’s liquidity is critical to its ability to operate its businesses. Some potential conditions that could impair the Firm’s liquidity include markets that become illiquid or are otherwise experiencing disruption, unforeseen cash or capital requirements (including, among others, commitments that may be triggered to special purpose entities (“SPEs”) or other entities), difficulty in selling or inability to sell assets, unforeseen outflows of cash or collateral, and lack of market or customer confidence in the Firm or financial markets in general. These conditions may be caused by events over which the Firm has little or no control. The widespread crisis in investor confidence and resulting liquidity crisis experienced in 2008 and into early 2009 increased the Firm’s cost of funding and limited its access to some of its traditional sources of liquidity such as securitized debt offerings backed by mortgages, credit card receivables and other assets, and there is no assurance that these conditions could not occur in the future.
Bank deposits are a stable and low cost source of funding. If the Firm does not successfully attract deposits (because, for example, competitors raise the interest rates that they are willing to pay to depositors, and accordingly, customers move their deposits elsewhere), the Firm may need to replace such funding with more expensive funding, which would reduce the Firm’s net interest margin and net interest income.

Debt obligations of JPMorgan Chase & Co., JPMorgan Chase Bank, N.A. and certain of their subsidiaries are currently rated by credit rating agencies. These credit ratings are important to maintaining the Firm’s liquidity. A reduction in these credit ratings could reduce the Firm’s access to debt markets or materially increase the cost of issuing debt, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing or permitted, contractually or otherwise, to do business with or lend to the Firm, thereby curtailing the Firm’s business operations and reducing its profitability. Reduction in the ratings of certain SPEs or other entities to which the Firm has funding or other commitments could also impair the Firm’s liquidity where such ratings changes lead, directly or indirectly, to the Firm being required to purchase assets or otherwise provide funding.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, leading market shares, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures. Although the Firm closely monitors and manages factors influencing its credit ratings, there is no assurance that such ratings will not be lowered in the future. For example, the rating agencies have indicated they intend to re-evaluate the credit ratings of systemically important financial institutions in light of the provisions of the Dodd-Frank Act that seek to eliminate any implicit government support for such institutions. In addition, several rating agencies have indicated that recent economic and geopolitical trends, including deteriorating sovereign creditworthiness (particularly in the Eurozone), elevated economic uncertainty and higher funding spreads, could lead to downgrades in the credit ratings of many global banks, including the Firm. Any such downgrades from rating agencies, if they affected the Firm’s credit ratings, may occur at times of broader market instability when the Firm’s options for responding to events may be more limited and general investor confidence is low.
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
Some global regulators have proposed legislation or regulations requiring large banks to incorporate a separate subsidiary in every country in which they operate, and to maintain independent capital and liquidity for such subsidiaries. If adopted, these requirements could hinder the Firm’s ability to manage its liquidity efficiently.

Part I

Legal Risk
JPMorgan Chase faces significant legal risks, both from regulatory investigations and proceedings and from private actions brought against the Firm.
JPMorgan Chase is named as a defendant or is otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future, particularly with respect to litigation related to the issuance or underwriting by the Firm of mortgage-backed securities (“MBS”). Actions currently pending against the Firm may result in judgments, settlements, fines, penalties or other results adverse to the Firm, which could materially adversely affect the Firm’s business, financial condition or results of operations, or cause serious reputational harm to the Firm. As a participant in the financial services industry, it is likely that the Firm will continue to experience a high level of litigation related to its businesses and operations.
The Firm’s businesses and operations are also subject to increasing regulatory oversight and scrutiny, which may lead to additional regulatory investigations. For example, in January 2012, the U.S. Department of Justice, the New York State Attorney General, the Secretary for Housing and Urban Development and the SEC announced the formation of the Residential Mortgage-Backed Securities Working Group to investigate “those responsible for misconduct contributing to the financial crisis” through the pooling and sale of residential MBS. These and other initiatives from state and federal officials may subject the Firm to additional judgments, settlements, fines or penalties, or cause the Firm to be required to restructure its operations and activities, all of which could lead to reputational issues, or higher operational costs, thereby reducing the Firm’s revenue.
Business and Operational Risks
JPMorgan Chase’s results of operations may be adversely affected by loan repurchase and indemnity obligations.
In connection with the sale and securitization of loans (whether with or without recourse), the originator is generally required to make a variety of representations and warranties regarding both the originator and the loans being sold or securitized. JPMorgan Chase and some of its subsidiaries have made such representations and warranties in connection with the sale and securitization of loans, and the Firm will continue to do so when it securitizes loans it has originated. If a loan that does not comply with such representations or warranties is sold or securitized, the Firm may be obligated to repurchase the loan and incur any associated loss directly, or the Firm may be obligated to indemnify the purchaser against any such losses. In 2010 and 2011, the costs of repurchasing mortgage loans that had been sold to U.S. government-sponsored entities (“GSEs”), such as Fannie Mae and Freddie Mac, continued to be elevated, and there is no assurance that such costs will not continue to be elevated in the future. Accordingly, repurchase or indemnity obligations to the GSEs or to private third-party purchasers could materially and adversely affect the Firm’s results of operations and earnings in the future.
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
The Firm has, as described above, entered into the Consent Orders with banking regulators relating to its residential mortgage servicing, foreclosure and loss-mitigation activities, and agreed to the global settlement with federal and state government agencies relating to the servicing and origination of mortgages. The Firm expects to incur additional costs and expenses in connection with its efforts to enhance its mortgage origination, servicing and foreclosure procedures, including the enhancements required under the Consent Orders and the global settlement.
JPMorgan Chase’s commodities activities are subject to extensive regulation, potential catastrophic events and environmental risks and regulation that may expose the Firm to significant cost and liability.
JPMorgan Chase engages in the storage, transportation, marketing or trading of several commodities, including metals, agricultural products, crude oil, oil products, natural gas, electric power, emission credits, coal, freight, and related products and indices. The Firm is also engaged in power generation and has invested in companies engaged in wind energy and in sourcing, developing and trading emission reduction credits. As a result of all of these activities, the Firm is subject to extensive and evolving energy, commodities, environmental, and other governmental laws and regulations. The Firm expects laws and regulations affecting its commodities activities to expand in scope and complexity, and to restrict some of the Firm’s activities, which could result in lower revenues from the Firm’s commodities activities. In addition, the Firm may incur substantial costs in complying with current or future laws and regulations, and the failure to comply with these laws and regulations may result in substantial civil and criminal fines and penalties. Furthermore, liability may be incurred without regard to fault under certain environmental laws and regulations for remediation of contaminations.
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
JPMorgan Chase’s businesses are dependent on the Firm’s ability to process, record and monitor a large number of complex transactions. If the Firm’s financial, accounting, or other data processing systems fail or have other significant shortcomings, the Firm could be materially adversely affected. The Firm is similarly dependent on its employees. The Firm could be materially adversely affected if one or more of its employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates the Firm’s operations or systems. Third parties with which the Firm does business could also be sources of operational risk to the Firm, including relating to breakdowns or failures of such parties’ own systems or employees. Any of these occurrences could diminish the Firm’s ability to operate one or more of its businesses, or result in potential liability to clients, increased operating expenses, higher litigation costs (including fines and sanctions), reputational damage, regulatory intervention or weaker competitive standing, any of which could materially adversely affect the Firm.
If personal, confidential or proprietary information of customers or clients in the Firm’s possession were to be mishandled or misused, the Firm could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either through the fault of the Firm’s systems, employees, or counterparties, or where such information was intercepted or otherwise inappropriately taken by third parties.
The Firm may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond the Firm’s control, which may include, for example, security breaches (as discussed further below); electrical or telecommunications outages; failures of computer servers or other damage to the Firm’s property or assets; natural disasters; health emergencies or pandemics; or events arising from local or larger scale political events, including terrorist acts. Such disruptions may give rise to losses in service to customers and loss or liability to the Firm.
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
Although JPMorgan Chase devotes significant resources to maintain and regularly upgrade its systems and processes that are designed to protect the security of the Firm’s computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to the Firm and its customers, there is no assurance that all of the Firm’s security measures will provide absolute security. JPMorgan Chase and other financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks and other means. Despite the Firm’s efforts to ensure the integrity of its systems, it is possible that the Firm may not be able to anticipate or to implement effective preventive measures against all security breaches of these types,

Part I

especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties outside the Firm such as persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of the Firm’s systems to disclose sensitive information in order to gain access to the Firm’s data or that of its customers or clients. These risks may increase in the future as the Firm continues to increase its mobile payments and other internet-based product offerings and expands its internal usage of web-based products and applications.
A successful penetration or circumvention of the security of the Firm’s systems could cause serious negative consequences for the Firm, including significant disruption of the Firm’s operations, misappropriation of confidential information of the Firm or that of its customers, or damage to computers or systems of the Firm and those of its customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to the Firm or to its customers, loss of confidence in the Firm’s security measures, customer dissatisfaction, significant litigation exposure, and harm to the Firm’s reputation, all of which could have a material adverse effect on the Firm.
JPMorgan Chase’s international growth strategy may be hindered by local political, social and economic factors, and will be subject to additional compliance costs and risks.
JPMorgan Chase has expanded, and plans to continue to grow, its international wholesale businesses in Europe/Middle East/Africa (“EMEA”), Asia/Pacific and Latin America/Caribbean. As part of its international growth strategy, the Firm seeks to provide a wider range of financial services, including cash management, lending, trade finance and corporate advisory services, to its clients that conduct business in those regions. In furtherance of these initiatives, the Firm is selectively expanding its existing international operations, including through the addition of client-serving bankers and product and sales support personnel.
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
JPMorgan Chase’s businesses and earnings are affected by the fiscal and other policies that are adopted by various U.S. and non-U.S. regulatory authorities and agencies. The Federal Reserve regulates the supply of money and credit in the United States and its policies determine in large part the cost of funds for lending and investing in the United States and the return earned on those loans and investments. Changes in Federal Reserve policies (as well as the fiscal and monetary policies of non-U.S. central banks or regulatory authorities and agencies) are beyond the Firm’s control and, consequently, the impact of changes in these policies on the Firm’s activities and results of operations is difficult to predict.

The Firm’s businesses and revenue are also subject to risks inherent in investing and market-making in securities of companies worldwide. These risks include, among others, risk of loss from unfavorable political, legal or other developments, including social or political instability, expropriation, nationalization, confiscation of assets, price controls, capital controls, exchange controls, and changes in laws and regulations. Crime, corruption, war or military actions, acts of terrorism and a lack of an established legal and regulatory framework are additional challenges in certain emerging markets.
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
Further, various countries in which the Firm operates or invests, or in which the Firm may do so in the future, have in the past experienced severe economic disruptions particular to that country or region, including extreme currency fluctuations, high inflation, or low or negative growth, among other negative conditions. Concerns regarding the fiscal condition of certain countries within the Eurozone continue and there is no assurance such concerns will not lead to “market contagion” beyond those countries in the Eurozone or beyond the Eurozone. Accordingly, it is possible that economic disruptions in certain countries, even in countries in which the Firm does not conduct business or have operations, will adversely affect the Firm.
JPMorgan Chase’s acquisitions and the integration of acquired businesses may not result in all of the benefits anticipated.
JPMorgan Chase has in the past and may in the future seek to expand its business by acquiring other businesses. There can be no assurance that the Firm’s acquisitions will have the anticipated positive results, including results relating to: the total cost of integration; the time required to complete the integration; the amount of longer-term cost savings; the overall performance of the combined entity; or an improved price for JPMorgan Chase & Co.’s common stock. Integration efforts could divert management attention and resources, which could adversely affect the Firm’s operations or results. The Firm cannot provide assurance that any such integration efforts would not result in the occurrence of unanticipated costs or losses.
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
Risk Management
JPMorgan Chase’s framework for managing risks may not be effective in mitigating risk and loss to the Firm.
JPMorgan Chase’s risk management framework seeks to mitigate risk and loss to the Firm. The Firm has established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which the Firm is subject, including liquidity risk, credit risk, market risk, interest rate risk, country risk, private equity risk, operational risk, legal and fiduciary risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to the Firm’s risk management strategies because there may exist, or develop in the future, risks that the Firm has not appropriately anticipated or identified. If the Firm’s risk management framework proves ineffective, the Firm could suffer unexpected losses and could be materially adversely affected. As the Firm’s businesses change and grow and the markets in which they operate continue to evolve, the Firm’s risk management framework may not always keep sufficient pace with those changes. As a result, there is the risk that the credit and market risks associated with new products or new business strategies may not be appropriately identified, monitored or managed. In addition, in a difficult or less liquid market environment, the Firm’s risk management strategies may not be effective because other market participants may be attempting to use the same or similar strategies to deal with the challenging market conditions. In such circumstances, it may be difficult for the Firm to reduce its risk positions due to the activity of such other market participants.
The Firm’s products, including loans, leases, lending commitments, derivatives, trading account assets and assets held-for-sale, expose the Firm to credit risk. As one of the nation’s largest lenders, the Firm has exposures arising from its many different products and counterparties, and the credit quality of the Firm’s exposures can have a significant impact on its earnings. The Firm establishes allowances for probable credit losses that are inherent in its

Part I

credit exposure (including unfunded lending commitments). The Firm also employs stress testing and other techniques to determine the capital and liquidity necessary to protect the Firm in the event of adverse economic or market events. These processes are critical to the Firm’s financial results and condition, and require difficult, subjective and complex judgments, including forecasts of how economic conditions might impair the ability of the Firm’s borrowers and counterparties to repay their loans or other obligations. As is the case with any such assessments, there is always the chance that the Firm will fail to identify the proper factors or that the Firm will fail to accurately estimate the impact of factors that it identifies.
JPMorgan Chase’s market-making businesses may expose the Firm to unexpected market, credit and operational risks that could cause the Firm to suffer unexpected losses. Severe declines in asset values, unanticipated credit events, or unforeseen circumstances that may cause previously uncorrelated factors to become correlated (and vice versa) may create losses resulting from risks not appropriately taken into account in the development, structuring or pricing of a financial instrument such as a derivative. Certain of the Firm’s derivative transactions require the physical settlement by delivery of securities, commodities or obligations that the Firm does not own; if the Firm is unable to obtain such securities, commodities or obligations within the required timeframe for delivery, this could cause the Firm to forfeit payments otherwise due to it and could result in settlement delays, which could damage the Firm’s reputation and ability to transact future business. In addition, in situations where trades are not settled or confirmed on a timely basis, the Firm may be subject to heightened credit and operational risk, and in the event of a default, the Firm may be exposed to market and operational losses. In particular, disputes regarding the terms or the settlement procedures of derivative contracts could arise, which could force the Firm to incur unexpected costs, including transaction, legal and litigation costs, and impair the Firm’s ability to manage effectively its risk exposure from these products.
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

Other Risks
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
Competitors of the Firm’s non-U.S. wholesale businesses are typically subject to different, and in some cases, less stringent, legislative and regulatory regimes. For example, the regulatory objectives underlying several provisions of the Dodd-Frank Act, including the prohibition on proprietary trading under the Volcker Rule, margin requirements for certain non-U.S. derivatives transactions and the derivatives “push-out” rules, have not been embraced by governments and regulatory agencies outside the United States and may not be implemented into law in most countries. The more restrictive laws and regulations applicable to U.S. financial services institutions, such as JPMorgan Chase, can put the Firm at a competitive disadvantage to its non-U.S. competitors, including prohibiting the Firm from engaging in certain transactions, making the Firm’s pricing of certain transactions more expensive for clients or adversely affecting the Firm’s cost structure for providing certain products, all of which can reduce the revenue and profitability of the Firm’s wholesale businesses.
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
Pursuant to accounting principles generally accepted in the United States, JPMorgan Chase is required to use certain assumptions and estimates in preparing its financial statements, including in determining allowances for credit losses, mortgage repurchase liability and reserves related to litigations, among other items. Certain of the Firm’s financial instruments, including trading assets and liabilities, available-for-sale securities, certain loans, MSRs, private equity investments, structured notes and certain repurchase and resale agreements, among other items, require a determination of their fair value in order to prepare the Firm’s financial statements. Where quoted market prices are not available, the Firm may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment. Some of these and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, as they are based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment. If assumptions or estimates underlying the Firm’s financial statements are incorrect, the Firm may experience material losses.
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
ITEM 1B: UNRESOLVED SEC STAFF COMMENTS
None.
ITEM 2: PROPERTIES
JPMorgan Chase’s headquarters is located in New York City at 270 Park Avenue, a 50-story office building owned by JPMorgan Chase. This location contains approximately 1.3 million square feet of space. The building underwent a major renovation that was completed in 2011, achieving a LEED® Platinum rating from the U.S. Green Building Council, the highest rating possible.
In total, JPMorgan Chase owned or leased approximately 12.1 million square feet of commercial office and retail space in New York City at December 31, 2011. JPMorgan Chase and its subsidiaries also own or lease significant administrative and operational facilities in Chicago, Illinois (3.7 million square feet); Houston and Dallas, Texas (3.7 million square feet); Columbus, Ohio (2.8 million square feet); Phoenix, Arizona (1.4 million square feet); Jersey City, New Jersey (1.1 million square feet); and 5,508 retail branches in 23 states. At December 31, 2011, the Firm occupied approximately 68.9 million total square feet of space in the United States.
At December 31, 2011, the Firm also owned or leased approximately 5.8 million square feet of space in Europe, the Middle East and Africa.

Parts I and II

In the United Kingdom, at December 31, 2011, JPMorgan Chase owned or leased approximately 4.8 million square feet of office space and owned a 379,000 square-foot operations center. In December 2010, JPMorgan Chase acquired a 999-year leasehold interest at 25 Bank Street in London’s Canary Wharf. With 1.4 million square feet of space, 25 Bank Street will become the new European headquarters of the Investment Bank in 2012. In addition, JPMorgan Chase purchased 60 Victoria Embankment in 2011, a 518,000 square-foot office building the Firm had leased since 1991.
In 2008, JPMorgan Chase also acquired a 999-year leasehold interest in land at London’s Canary Wharf and entered into a building agreement to develop the site and construct a European headquarters building. However, acquisition of 25 Bank Street allows the Firm to accelerate consolidation of its Investment Bank personnel to one location by four years. In December 2010, JPMorgan Chase signed an amended building agreement for continued development of the Canary Wharf site for future use. The amended terms extend the building agreement to October 30, 2016.
JPMorgan Chase and its subsidiaries also occupy offices and other administrative and operational facilities in the Asia/Pacific region, Latin America and North America under ownership and leasehold agreements aggregating approximately 6.0 million square feet of space at December 31, 2011. This includes leases for administrative and operational facilities in India (2.1 million square feet) and the Philippines (1.0 million square feet).
The properties occupied by JPMorgan Chase are used across all of the Firm’s business segments and for corporate purposes. JPMorgan Chase continues to evaluate its current and projected space requirements and may determine from time to time that certain of its premises and facilities are no longer necessary for its operations. There is no assurance that the Firm will be able to dispose of any such excess premises or that it will not incur charges in connection with such dispositions. Such disposition costs may be material to the Firm’s results of operations in a given period. For a discussion of occupancy expense, see the Consolidated Results of Operations on pages 71–75.
ITEM 3: LEGAL PROCEEDINGS
For a description of the Firm’s material legal proceedings, see Note 31 on pages 290–299.

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for registrant’s common equity
The outstanding shares of JPMorgan Chase common stock are listed and traded on the New York Stock Exchange, the London Stock Exchange and the Tokyo Stock Exchange. For the quarterly high and low prices of JPMorgan Chase’s common stock for the last two years, see the section entitled “Supplementary information – Selected quarterly financial data (unaudited)” on pages 305–306. For a comparison of the cumulative total return for JPMorgan Chase common stock with the comparable total return of the S&P 500 Index and the S&P Financial Index over the five-year period ended December 31, 2011, see “Five-year stock performance,” on page 63.
JPMorgan Chase declared and paid quarterly cash dividends on its common stock in the amount of $0.25 per share for each quarter of 2011, and $0.05 per share for each quarter of 2010.
The common dividend payout ratio, based on reported net income, was 22% for 2011, 5% for 2010 and 9% for 2009. For a discussion of restrictions on dividend payments, see Note 22 and Note 27 on page 276 and page 281, respectively. At January 31, 2012, there were 223,070 holders of record of JPMorgan Chase common stock. For information regarding securities authorized for issuance under the Firm’s employee stock-based compensation plans, see Item 12 on page 22.
Stock repurchases under the common equity repurchase program
On March 18, 2011, the Board of Directors approved a $15.0 billion common equity (i.e., common stock and warrants) repurchase program, of which $8.95 billion was authorized for repurchase in 2011. The $15.0 billion repurchase program superseded a $10.0 billion repurchase program approved in 2007. During 2011 and 2010, the Firm repurchased (on a trade-date basis) an aggregate of 240 million and 78 million shares of common stock and warrants, for $8.95 billion and $3.0 billion, at an average price per unit of $37.35 and $38.49, respectively. The Firm did not repurchase any of the warrants during 2010.
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

internal capital generation; and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time. For a discussion of restrictions on equity repurchases, see Note 22 on page 276.

Shares repurchased pursuant to the common equity repurchase program during 2011 were as follows.

	Common stock		Warrants
Year ended December 31, 2011	Total shares of common stock repurchased	Average price paid per share of common stock(b)	Total warrants repurchased	Average price paid per warrant(b)	Aggregate repurchases of common equity (in millions)(b)	Dollar value of remaining authorized repurchase (in millions)(c)
Repurchases under the $10.0 billion program	—	$—	—	$—	$—	$3,222	(d)
Repurchases under the $15.0 billion program	2,081,440	45.66	—	—	95	14,905
First quarter	2,081,440	45.66	—	—	95	14,905
Second quarter	80,309,432	43.33	—	—	3,480	11,425
Third quarter	117,280,156	36.69	10,167,698	12.03	4,425	7,000
October	—	—	—	—	—	7,000
November	—	—	—	—	—	7,000
December(a)	27,201,553	31.75	—	—	863	6,137
Fourth quarter(a)	27,201,553	31.75	—	—	863	6,137
Total for 2011(a)	226,872,581	$38.53	10,167,698	$12.03	$8,863	$6,137	(e)

(a)	Excludes $86 million of repurchases in December 2011, which settled in early January 2012.

(b)	Excludes commissions cost.

(c)	The amount authorized by the Board of Directors excludes commissions cost.

(d)	The unused portion of the $10.0 billion program was canceled when the $15.0 billion program was authorized.

(e)	Dollar value remaining under the new $15.0 billion program.

Part II

Repurchases under the stock-based incentive plans
Participants in the Firm’s stock-based incentive plans may have shares of common stock withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s repurchase program. Shares repurchased pursuant to these plans during 2011 were as follows.

Year ended December 31, 2011	Total shares of common stock repurchased	Average price paid per share of common stock
First quarter	442	$45.89
Second quarter	—	—
Third quarter	35	40.63
October	—	—
November	132,874	30.40
December	—	—
Fourth quarter	132,874	30.40
Total for 2011	133,351	$30.45
ITEM 6: SELECTED FINANCIAL DATA
For five-year selected financial data, see “Five-year summary of consolidated financial highlights (unaudited)” on pages 62–63.
ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations, entitled “Management’s discussion and analysis,” appears on pages 63–174. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto, which appear on pages 178–304.
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of Management’s discussion and analysis on pages 158–163.
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements, together with the Notes thereto and the report of PricewaterhouseCoopers LLP dated February 29, 2012, thereon, appear on pages 177–304.
Supplementary financial data for each full quarter within the two years ended December 31, 2011, are included on pages 305–306 in the table entitled “Selected quarterly financial data (unaudited).” Also included is a “Glossary of terms’’ on pages 308–311.

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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies — or even material weaknesses — in internal controls in the future. For further information, see “Management’s report on internal control over financial reporting” on page 176. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
ITEM 9B: OTHER INFORMATION
None.

Part III

Part III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive officers of the registrant

	Age
Name	(at December 31, 2011)	Positions and offices
James Dimon	55	Chairman of the Board, Chief Executive Officer and President.
Frank J. Bisignano	52	Chief Administrative Officer since 2005 and Chief Executive Officer of Mortgage Banking since February 2011.
Douglas L. Braunstein	50
Chief Financial Officer since June 2010. He had been head of Investment Banking for the Americas since 2008, prior to which he had served in a number of senior Investment Banking roles, including as head of Global Mergers and Acquisitions.

Michael J. Cavanagh	45	Chief Executive Officer of Treasury & Securities Services since June 2010, prior to which he had been Chief Financial Officer.
Stephen M. Cutler	50	General Counsel since February 2007. Prior to joining JPMorgan Chase, he was a partner and co-chair of the Securities Department at the law firm of WilmerHale.
John L. Donnelly	55
Head of Human Resources since January 2009. Prior to joining JPMorgan Chase, he had been Global Head of Human Resources at Citigroup, Inc. since July 2007 and Head of Human Resources and Corporate Affairs for Citi Markets and Banking business from 1998 until 2007.

Ina R. Drew	55	Chief Investment Officer.
Mary Callahan Erdoes	44	Chief Executive Officer of Asset Management since September 2009, prior to which she had been Chief Executive Officer of Private Banking.
John J. Hogan(a)	46	Chief Risk Officer since January 2012. He had been Chief Risk Officer of the Investment Bank since 2006.
Samuel Todd Maclin	55	Chief Executive Officer of Consumer and Business Banking since June 2011. He had been Chief Executive Officer of Commercial Banking from 2004 until January 2012.
Jay Mandelbaum(a)	49	Head of Strategy and Business Development.
Douglas B. Petno(a)	46
Chief Executive Officer of Commercial Banking since January 2012. He had been Chief Operating Officer of Commercial Banking since October 2010, prior to which he had been Global Head of Natural Resources in the Investment Bank.

Gordon A. Smith	53
Chief Executive Officer of Card Services since June 2007 and of the Auto Finance and Student Lending businesses since June 2011. Prior to joining JPMorgan Chase, he was with American Express Company and was, from 2005 until 2007, president of American Express’ Global Commercial Card business.

James E. Staley	55	Chief Executive Officer of the Investment Bank since September 2009, prior to which he had been Chief Executive Officer of Asset Management.
Barry L. Zubrow	58
Head of Corporate and Regulatory Affairs since January 2012. He had been Chief Risk Officer since November 2007. Prior to joining JPMorgan Chase, he was a private investor and was Chairman of the New Jersey Schools Development Authority from March 2006 through August 2010.

(a)	On January 12, 2012, Mr. Hogan and Mr. Petno were appointed to, and Mr. Mandelbaum retired from, JPMorgan Chase’s Operating Committee.
Unless otherwise noted, during the five fiscal years ended December 31, 2011, all of JPMorgan Chase’s above-named executive officers have continuously held senior-level positions with JPMorgan Chase. There are no family relationships among the foregoing executive officers. See also Item 13.
ITEM 11: EXECUTIVE COMPENSATION
See Item 13.

22	JPMorgan Chase & Co./2011 Annual Report

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

December 31, 2011	Number of shares to be issued upon exercise of outstanding options/SARs	Weighted-average exercise price of outstanding options/SARs	Number of shares remaining available for future issuance under stock compensation plans
Plan category
Employee stock-based incentive plans approved by shareholders	133,727,720	$41.47	318,020,415	(a)
Employee stock-based incentive plans not approved by shareholders	22,032,924	35.18	—
Total	155,760,644	$40.58	318,020,415

(a)	Represents future shares available under the shareholder-approved Long-Term Incentive Plan, as amended and restated effective May 17, 2011.
All future shares will be issued under the shareholder-approved Long-Term Incentive Plan, as amended and restated effective May 17, 2011. For further discussion, see Note 10 on pages 222–224.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information to be provided in Items 10, 11, 12, 13 and 14 of Form 10-K and not otherwise included herein is incorporated by reference to the Firm’s definitive proxy statement for its 2012 Annual Meeting of Stockholders to be held on May 15, 2012, which will be filed with the SEC within 120 days of the end of the Firm’s fiscal year ended December 31, 2011.
ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
See Item 13.
Part IV
ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Exhibits, financial statement schedules

1	Financial statements

The Consolidated Financial Statements, the Notes thereto and the report thereon listed in Item 8 are set forth commencing on page 177.

2	Financial statement schedules

3	Exhibits

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

Part IV

4.3
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

10.1
Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., as amended and restated July 2001 and as of December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).(a)

10.2
2005 Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).(a)

10.3
Post-Retirement Compensation Plan for Non-Employee Directors of The Chase Manhattan Corporation, as amended and restated, effective May 21, 1996 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.4
2005 Deferred Compensation Program of JPMorgan Chase & Co., restated effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.5
JPMorgan Chase & Co. Long-Term Incentive Plan as amended and restated effective May 17, 2011 (incorporated by reference to Appendix C of the Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed April 7, 2011).(a)

10.6
Key Executive Performance Plan of JPMorgan Chase & Co., as amended and restated effective January 1, 2009 (incorporated by reference to Appendix D of the Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed March 31, 2008).(a)

10.7
Excess Retirement Plan of JPMorgan Chase & Co., restated and amended as of December 31, 2008, as amended (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2009).(a)

10.8
1995 Stock Incentive Plan of J.P. Morgan & Co. Incorporated and Affiliated Companies, as amended, dated December 11, 1996 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.9
Executive Retirement Plan of JPMorgan Chase & Co., as amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.10
Amendment to Bank One Corporation Director Stock Plan, as amended and restated effective February 1, 2003 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.11
Summary of Bank One Corporation Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).(a)

10.12
Bank One Corporation Stock Performance Plan, as amended and restated effective February 20, 2001 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.13
Bank One Corporation Supplemental Savings and Investment Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.14
Revised and Restated Banc One Corporation 1989 Stock Incentive Plan, effective January 18, 1989 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.15
Banc One Corporation Revised and Restated 1995 Stock Incentive Plan, effective April 17, 1995 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

24

10.16
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 2005 stock appreciation rights (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).(a)

10.17
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of October 2005 stock appreciation rights (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).(a)

10.18
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 22, 2008 stock appreciation rights (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).(a)

10.19
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 22, 2008 stock appreciation rights for James Dimon (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).(a)

10.20
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights, dated as of January 20, 2009 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.21
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for Operating Committee member stock appreciation rights, dated as of January 20, 2009 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.22
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for Operating Committee member stock appreciation rights, dated as of February 3, 2010 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2009).(a)

10.23
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for Operating Committee member restricted stock units, dated as of February 3, 2010 (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2009).(a)

10.24	Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights and restricted stock units, dated as of January 19, 2011 and February 16, 2011.(a)(b)

10.25	Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights and restricted stock units, dated as of January 18, 2012.(a)(b)

10.26
Form of JPMorgan Chase & Co. Performance-Based Incentive Compensation Plan, effective as of January 1, 2006, as amended (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2009).(a)

10.27	Form of Warrant to purchase common stock (incorporated by reference to Exhibit 4.2 to the Form 8-A of JPMorgan Chase & Co. (File No. 1-5805) filed December 11, 2009).

12.1	Computation of ratio of earnings to fixed charges.(b)

12.2	Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.(b)

21	List of subsidiaries of JPMorgan Chase & Co.(b)

22.1	Annual Report on Form 11-K of The JPMorgan Chase 401(k) Savings Plan for the year ended December 31, 2011 (to be filed pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

23	Consent of independent registered public accounting firm.(b)

31.1	Certification.(b)

31.2	Certification.(b)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(c)

101.INS	XBRL Instance Document.(b)(d)

101.SCH	XBRL Taxonomy Extension Schema Document.(b)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(b)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(b)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(b)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(b)

(a)	This exhibit is a management contract or compensatory plan or arrangement.

(b)	Filed herewith.

(c)
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the

Part IV

Securities Exchange Act of 1934.

(d)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements.

Pages 26–60 not used

JPMorgan Chase & Co./2011 Annual Report	27

Table of contents

Financial:

62	Five-Year Summary of Consolidated Financial Highlights	Audited financial statements:

63	Five-Year Stock Performance	176	Management’s Report on Internal Control Over Financial Reporting

Management’s discussion and analysis:		177	Report of Independent Registered Public Accounting Firm

64	Introduction	178	Consolidated Financial Statements

66	Executive Overview	182	Notes to Consolidated Financial Statements

71	Consolidated Results of Operations

76	Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures	Supplementary information:

79	Business Segment Results	305	Selected Quarterly Financial Data

109	International Operations	307	Short-term and other borrowed funds

110	Balance Sheet Analysis	308	Glossary of Terms

113	Off–Balance Sheet Arrangements and Contractual Cash Obligations

119	Capital Management

125	Risk Management

127	Liquidity Risk Management

132	Credit Risk Management

158	Market Risk Management

163	Country Risk Management

166	Private Equity Risk Management

166	Operational Risk Management

167	Reputation and Fiduciary Risk Management

168	Critical Accounting Estimates Used by the Firm

173	Accounting and Reporting Developments

174	Nonexchange-Traded Commodity Derivative Contracts at Fair Value

175	Forward-Looking Statements

JPMorgan Chase & Co./2011 Annual Report	61

Financial

FIVE-YEAR SUMMARY OF CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited) (in millions, except per share, headcount and ratio data)
As of or for the year ended December 31,	2011	2010	2009	2008(c)	2007
Selected income statement data
Noninterest revenue	$49,545	$51,693	$49,282	$28,473	$44,966
Net interest income	47,689	51,001	51,152	38,779	26,406
Total net revenue	97,234	102,694	100,434	67,252	71,372
Total noninterest expense	62,911	61,196	52,352	43,500	41,703
Pre-provision profit(a)	34,323	41,498	48,082	23,752	29,669
Provision for credit losses	7,574	16,639	32,015	19,445	6,864
Provision for credit losses - accounting conformity(b)	—	—	—	1,534	—
Income before income tax expense/(benefit) and extraordinary gain	26,749	24,859	16,067	2,773	22,805
Income tax expense/(benefit)	7,773	7,489	4,415	(926)	7,440
Income before extraordinary gain	18,976	17,370	11,652	3,699	15,365
Extraordinary gain(c)	—	—	76	1,906	—
Net income	$18,976	$17,370	$11,728	$5,605	$15,365
Per common share data
Basic earnings
Income before extraordinary gain	$4.50	$3.98	$2.25	$0.81	$4.38
Net income	4.50	3.98	2.27	1.35	4.38
Diluted earnings(d)
Income before extraordinary gain	$4.48	$3.96	$2.24	$0.81	$4.33
Net income	4.48	3.96	2.26	1.35	4.33
Cash dividends declared per share	1.00	0.20	0.20	1.52	1.48
Book value per share	46.59	43.04	39.88	36.15	36.59
Common shares outstanding
Average: Basic	3,900.4	3,956.3	3,862.8	3,501.1	3,403.6
Diluted	3,920.3	3,976.9	3,879.7	3,521.8	3,445.3
Common shares at period-end	3,772.7	3,910.3	3,942.0	3,732.8	3,367.4
Share price(e)
High	$48.36	$48.20	$47.47	$50.63	$53.25
Low	27.85	35.16	14.96	19.69	40.15
Close	33.25	42.42	41.67	31.53	43.65
Market capitalization	125,442	165,875	164,261	117,695	146,986
Selected ratios
Return on common equity (“ROE”)(d)
Income before extraordinary gain	11%	10%	6%	2%	13%
Net income	11	10	6	4	13
Return on tangible common equity (“ROTCE”)(d)
Income before extraordinary gain	15	15	10	4	22
Net income	15	15	10	6	22
Return on assets (“ROA”)
Income before extraordinary gain	0.86	0.85	0.58	0.21	1.06
Net income	0.86	0.85	0.58	0.31	1.06
Overhead ratio	65	60	52	65	58
Deposits-to-loans ratio	156	134	148	135	143
Tier 1 capital ratio(f)	12.3	12.1	11.1	10.9	8.4
Total capital ratio	15.4	15.5	14.8	14.8	12.6
Tier 1 leverage ratio	6.8	7.0	6.9	6.9	6.0
Tier 1 common capital ratio(g)	10.1	9.8	8.8	7.0	7.0
Selected balance sheet data (period-end)(f)
Trading assets	$443,963	$489,892	$411,128	$509,983	$491,409
Securities	364,793	316,336	360,390	205,943	85,450
Loans	723,720	692,927	633,458	744,898	519,374
Total assets	2,265,792	2,117,605	2,031,989	2,175,052	1,562,147
Deposits	1,127,806	930,369	938,367	1,009,277	740,728
Long-term debt(h)	256,775	270,653	289,165	302,959	199,010
Common stockholders’ equity	175,773	168,306	157,213	134,945	123,221
Total stockholders’ equity	183,573	176,106	165,365	166,884	123,221
Headcount	260,157	239,831	222,316	224,961	180,667
Credit quality metrics
Allowance for credit losses	$28,282	$32,983	$32,541	$23,823	$10,084
Allowance for loan losses to total retained loans	3.84%	4.71%	5.04%	3.18%	1.88%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(i)	3.35	4.46	5.51	3.62	1.88
Nonperforming assets	$11,036	$16,557	$19,741	$12,714	$3,933
Net charge-offs	12,237	23,673	22,965	9,835	4,538
Net charge-off rate	1.78%	3.39%	3.42%	1.73%	1.00%

(a)
Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.

62	JPMorgan Chase & Co./2011 Annual Report

(b)	Results for 2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual Bank’s (“Washington Mutual”) banking operations.

(c)
On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual. The acquisition resulted in negative goodwill, and accordingly, the Firm recorded an extraordinary gain. A preliminary gain of $1.9 billion was recognized at December 31, 2008. The final total extraordinary gain that resulted from the Washington Mutual transaction was $2.0 billion.

(d)
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

(g)
Tier 1 common capital ratio (“Tier 1 common ratio”) is Tier 1 common capital (“Tier 1 common”) divided by risk-weighted assets. The Firm uses Tier 1 common capital along with the other capital measures to assess and monitor its capital position. For further discussion of Tier 1 common capital ratio, see Regulatory capital on pages 119–122 of this Annual Report.

(h)
Effective January 1, 2011, the long-term portion of advances from Federal Home Loan Banks (“FHLBs”) was reclassified from other borrowed funds to long-term debt. Prior periods have been revised to conform with the current presentation.

(i)	Excludes the impact of residential real estate purchased credit-impaired (“PCI”) loans. For further discussion, see Allowance for credit losses on pages 155–157 of this Annual Report.
FIVE-YEAR STOCK PERFORMANCE
The following table and graph compare the five-year cumulative total return for JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) common stock with the cumulative return of the S&P 500 Index and the S&P Financial Index. The S&P 500 Index is a commonly referenced U.S. equity benchmark consisting of leading companies from different economic sectors. The S&P Financial Index is an index of 81 financial companies, all of which are components of the S&P 500. The Firm is a component of both industry indices.
The following table and graph assume simultaneous investments of $100 on December 31, 2006, in JPMorgan Chase common stock and in each of the above S&P indices. The comparison assumes that all dividends are reinvested.

December 31, (in dollars)	2006	2007	2008	2009	2010	2011
JPMorgan Chase	$100.00	$93.07	$69.58	$93.39	$95.50	$76.29
S&P Financial Index	100.00	81.37	36.36	42.62	47.79	39.64
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.75

December 31,
(in dollars)
JPMorgan Chase
S&P Financial
S&P 500
150
100
50
0
2006
2007
2008
2009
2010
2011

This section of JPMorgan Chase’s Annual Report for the year ended December 31, 2011 (“Annual Report”), provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase. See the Glossary of Terms on pages 308–311 for definitions of terms used throughout this Annual Report. The MD&A included in this Annual Report contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on the current beliefs and expectations of

JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein (see Forward-looking Statements on page 175 of this Annual Report) and in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), in Part I, Item 1A: Risk factors; reference is hereby made to both.

JPMorgan Chase & Co./2011 Annual Report	63

Management's discussion and analysis

INTRODUCTION
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm has $2.3 trillion in assets and $183.6 billion in stockholders’ equity as of December 31, 2011. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing, asset management and private equity. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national bank with U.S. branches in 23 states, and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national bank that is the Firm’s credit card–issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities LLC (“JPMorgan Securities”), the Firm’s U.S. investment banking firm. The bank and nonbank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. One of the Firm’s principal operating subsidiaries in the United Kingdom (“U.K.”) is J.P. Morgan Securities Ltd., a subsidiary of JPMorgan Chase Bank, N.A.
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

Retail Financial Services
Retail Financial Services (“RFS”) serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking. RFS is organized into Consumer & Business Banking and Mortgage Banking (including Mortgage Production and Servicing, and Real Estate Portfolios). Consumer & Business Banking includes branch banking and business banking activities. Mortgage Production and Servicing includes mortgage origination and servicing activities. Real Estate Portfolios comprises residential mortgages and home equity loans, including the PCI portfolio acquired in the Washington Mutual transaction. Customers can use more than 5,500 bank branches (third largest nationally) and more than 17,200 ATMs (second largest nationally), as well as online and mobile banking around the clock. More than 33,500 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. As one of the largest mortgage originators in the U.S., Chase helps customers buy or refinance homes resulting in approximately $150 billion of mortgage originations annually. Chase also services more than 8 million mortgages and home equity loans.
Card Services & Auto
Card Services & Auto (“Card”) is one of the nation’s largest credit card issuers, with over $132 billion in credit card loans. Customers have over 65 million open credit card accounts (excluding the commercial card portfolio), and used Chase credit cards to meet over $343 billion of their spending needs in 2011. Through its Merchant Services business, Chase Paymentech Solutions, Card is a global leader in payment processing and merchant acquiring. Consumers also can obtain loans through more than 17,200 auto dealerships and 2,000 schools and universities nationwide.
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

64	JPMorgan Chase & Co./2011 Annual Report

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

JPMorgan Chase & Co./2011 Annual Report	65

Management's discussion and analysis

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and may not contain all of the information that is important to readers of this Annual Report. For a complete description of events, trends and uncertainties, as well as the capital, liquidity, credit and market risks, and the critical accounting estimates affecting the Firm and its various lines of business, this Annual Report should be read in its entirety.
Economic environment
The global economy lost some momentum during 2011 in the face of several new threats, some transitory and some more deeply entrenched. In the first half of the year, the earthquake and tsunami in Japan represented a significant setback to that country's important economy and probably disrupted activity elsewhere in the world as well, particularly in the global motor vehicle sector. Later in the year, severe floods in Thailand also disrupted motor vehicle supply chains. Furthermore, a sharp rise in oil prices in the spring in the wake of political unrest in the Middle East slowed consumer demand.
Although many of these shocks eased later in the year, Europe’s financial crisis posed a new threat. Concerns about sovereign debt in Greece and other Eurozone countries, which raised doubts in the investor community about the viability of the European monetary union, as well as the sovereign debt exposures of the European banking system, were a source of stress in the global financial markets during the second half of 2011. In December 2011, the European Central Bank (“ECB”) announced measures to support bank lending and money market activity, offering 36-month, 1 percent loans through two longer-term refinancing operations, known as LTROs. These programs replaced a 12-month lending facility established by the ECB in October 2011 and also allowed banks to use a wider variety of assets as collateral for the loans. The ECB’s actions were expected to ease near-term concerns about European bank funding and liquidity.
Despite these headwinds, there were a number of promising developments in the U.S. during 2011. The credit environment improved as consumer and wholesale delinquencies decreased and lending for a broad range of purposes accelerated. Housing prices continued to be largely unchanged and rose in the non-distressed sector, while home builders continued to make good progress working off the excess housing inventory that was built in the last decade. Despite the turmoil in the summer months associated with the debt ceiling crisis and a worsening of the crisis in Europe, the U.S. job market continued to improve, with layoffs easing, employment expanding steadily, and unemployment falling. At the same time the financial health of the business sector, which was already strong, continued to improve. Reflecting these favorable trends, the equity market recovered from the late summer drop.

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) took several actions during 2011 to support a stronger economic recovery and to help support conditions in mortgage markets. These actions included extending the average maturity of its holdings of securities, reinvesting principal payments from its holdings of agency debt and U.S. government agency mortgage-backed securities into other agency mortgage-backed securities and maintaining its existing policy of rolling over maturing U.S. Department of the Treasury (“U.S. Treasury”) securities at auction. The Federal Reserve maintained the target range for the federal funds rate at zero to one-quarter percent and, in January 2012, provided specific guidance regarding its prediction about policy rates, stating that economic conditions were likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. Also, the Federal Reserve reactivated currency swap lines with the ECB in response to pressures in interbank term funding markets.

Financial performance of JPMorgan Chase
Year ended December 31,
(in millions, except per share data and ratios)	2011	2010	Change
Selected income statement data
Total net revenue	$97,234	$102,694	(5)%
Total noninterest expense	62,911	61,196	3
Pre-provision profit	34,323	41,498	(17)
Provision for credit losses	7,574	16,639	(54)
Net income	18,976	17,370	9
Diluted earnings per share	4.48	3.96	13
Return on common equity	11%	10%
Capital ratios
Tier 1 capital	12.3	12.1
Tier 1 common	10.1	9.8
Business overview
JPMorgan Chase reported full-year 2011 record net income of $19.0 billion, or $4.48 per share, on net revenue of $97.2 billion. Net income increased by $1.6 billion, or 9%, compared with net income of $17.4 billion, or $3.96 per share, in 2010. ROE for the year was 11%, compared with 10% for the prior year.
The increase in net income in 2011 was driven by a lower provision for credit losses, predominantly offset by lower net revenue and higher noninterest expense. The reduction in the provision for credit losses reflected continued improvement in the consumer portfolios. The decline in net revenue from 2010 was driven by lower net interest income, securities gains, mortgage fees and related income, and principal transactions revenue, partially offset by higher asset management, administration and commissions revenue and higher other income. The increase in noninterest expense was driven largely by higher compensation expense, reflecting increased headcount.

66	JPMorgan Chase & Co./2011 Annual Report

During 2011, the credit quality of the Firm’s wholesale credit portfolio improved. The delinquency trends in the consumer business modestly improved, though the rate of improvement seen earlier in 2011 slowed somewhat in the latter half of the year. Mortgage net charge-offs and delinquencies modestly improved, but both remained at elevated levels. These positive consumer credit trends resulted in reductions in the allowance for loan losses in Card Services & Auto and in Retail Financial Services (excluding purchased credit-impaired loans). The allowance for loan losses associated with the Washington Mutual purchased credit-impaired loan portfolio in Retail Financial Services increased, reflecting higher than expected loss frequency relative to modeled lifetime loss estimates. Firmwide, net charge-offs were $12.2 billion for the year, down $11.4 billion, or 48%, from 2010, and nonperforming assets at year-end were $11.0 billion, down $5.5 billion, or 33%. Total firmwide credit reserves were $28.3 billion, resulting in a loan loss coverage ratio of 3.35% of total loans, excluding the purchased credit-impaired portfolio.
Net income performance varied among JPMorgan Chase’s lines of business, but underlying metrics in each business showed positive trends. The second half of 2011 reflected a challenging investment banking and capital markets environment which contributed to lower revenue for the year in the Investment Bank (excluding debit valuation adjustment (“DVA”) gains). However, the Investment Bank maintained its #1 ranking in Global Investment Banking Fees for the year. Consumer & Business Banking within Retail Financial Services opened 260 new branches and increased deposits by 8% in 2011. In the Card business, credit card sales volume (excluding Commercial Card) was up 10% for the year. Treasury & Securities Services reported record average liability balances, up 28% for 2011, and a 73% increase in trade loans. Commercial Banking also reported record average liability balances, up 26% for the year, and record revenue and net income for the year. The fourth quarter of 2011 also marked CB’s sixth consecutive quarter of loan growth, including a 17% increase in middle-market loans over the prior year end. Asset Management reported record revenue for the year and achieved eleven consecutive quarters of positive long-term flows into assets under management.
JPMorgan Chase ended the year with a Basel I Tier 1 common ratio of 10.1%, compared with 9.8% at year-end 2010. This strong capital position enabled the Firm to repurchase $8.95 billion of common stock and warrants during 2011. The Firm estimated that its Basel III Tier 1 common ratio was approximately 7.9% at December 31, 2011. Total deposits increased to $1.1 trillion, up 21% from the prior year. Total stockholders’ equity at December 31, 2011, was $183.6 billion. The Basel I and III Tier 1 common ratios are non-GAAP financial measures, which the Firm uses along with the other capital measures, to assess and monitor its capital position. For further discussion of the Tier 1 common capital ratios, see Regulatory capital on pages 119–123 of this Annual Report.
During 2011, the Firm worked to help its individual customers, corporate clients and the communities in which it does business. The Firm provided credit to and raised capital of more than $1.8 trillion for its clients during 2011, up 18% from 2010; this included $17 billion lent to small businesses, up 52%, and $68 billion to more than 1,200 not-for-profit and government entities, including states, municipalities, hospitals and universities. The Firm also originated more than 765,000 mortgages, and provided credit cards to approximately 8.5 million people. The Firm remains committed to helping homeowners and preventing foreclosures. Since the beginning of 2009, the Firm has offered more than 1.2 million mortgage modifications, of which approximately 452,000 have achieved permanent modification as of December 31, 2011.
The discussion that follows highlights the performance of each business segment compared with the prior year and presents results on a managed basis. Managed basis starts with the reported results under the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, for each line of business and the Firm as a whole, includes certain reclassifications to present total net revenue on a tax-equivalent basis. Prior to January 1, 2010, the Firm’s managed-basis presentation also included certain reclassification adjustments that assumed credit card loans securitized by Card remained on the Consolidated Balance Sheets. For more information about managed basis, as well as other non-GAAP financial measures used by management to evaluate the performance of each line of business, see pages 76–78 of this Annual Report.
Investment Bank net income increased modestly from the prior year as lower noninterest expense was predominantly offset by a lower benefit from the provision for credit losses. Net revenue for the year was approximately flat compared with 2010 and included a $1.4 billion gain from DVA on certain structured and derivative liabilities, compared with a DVA gain of $509 million in 2010. In 2011, this was partially offset by a $769 million loss, net of hedges, from credit valuation adjustments (“CVA”) on derivative assets within Credit Portfolio, due to the widening of credit spreads for the Firm’s counterparties. In 2010, net revenue was partially offset by a $403 million loss, net of hedges, from CVA. Fixed Income and Equity Markets revenue increased compared with the prior year partially due to the DVA gain. In addition, results in Fixed Income and Equity Markets reflected solid client revenue across most products. Investment banking fees decreased for the year as the impact of lower volumes in the second half of 2011 more than offset the strong level of fees reported in the first half of the year. The decrease in noninterest expense from the prior-year level was largely driven by lower compensation expense and the absence of

JPMorgan Chase & Co./2011 Annual Report	67

Management's discussion and analysis

the U.K. Bank Payroll Tax. Return on equity for the year was 17% on $40.0 billion of average allocated capital.
Retail Financial Services net income decreased modestly compared with the prior year driven by higher noninterest expense and lower net revenue, predominantly offset by a lower provision for credit losses. The decline in net revenue was driven by lower mortgage fees and related income and lower net interest income, which reflected the impact of lower loan balances due to portfolio runoff, and narrower loan spreads. Higher investment sales revenue and deposit-related fees partially offset the decline in revenue. A modest improvement in delinquency trends and a decline in net charge-offs compared with 2010 resulted in the lower provision for credit losses; however, the provision continued to reflect elevated losses in the mortgage and home equity portfolios. Additionally, the provision for credit losses in 2011 reflected a lower addition to the allowance for loan losses for the purchased credit-impaired portfolio compared with the prior year. The increase in noninterest expense from the prior year was driven by investment in sales force and new branch builds as well as elevated foreclosure- and default-related costs, including $1.7 billion of expense for fees and assessments, as well as other costs of foreclosure-related matters. Return on equity for the year was 7% on $25.0 billion of average allocated capital.
Card Services & Auto net income increased in 2011 compared with the prior year driven by a lower provision for credit losses partially offset by lower net revenue and higher noninterest expense. The decrease in net revenue was driven by a decline in net interest income, reflecting lower average loan balances, the impact of legislative changes and a decreased level of fees. These decreases were largely offset by lower revenue reversals associated with lower net charge-offs. Credit card sales volume, excluding the Commercial Card portfolio, was up 10% from 2010. The lower provision for credit losses reflected lower net charge-offs partially offset by a lower reduction in the allowance for loan losses. The increase in noninterest expense was due to higher marketing expense and the inclusion of the Commercial Card business. Return on equity for the year was 28% on $16.0 billion of average allocated capital.
Commercial Banking reported record net revenue and net income for the second consecutive year. The increase in revenue was driven by higher net interest income resulting from growth in liability and loan balances, partially offset by spread compression on liability products. Average liability balances reached a record level in 2011, up 26% from 2010. End-of-period loan balances increased in each quarter of 2011 and were up 13% from year-end 2010. The provision for credit losses declined compared with the prior year. Noninterest expense increased from the level in 2010, primarily reflecting higher headcount-related expense. Return on equity for the year was 30% on $8.0 billion of average allocated capital.

Treasury & Securities Services net income increased from the prior year, driven by higher net revenue reflecting record deposit balances and a benefit from the Global Corporate Bank (“GCB”) credit allocation, predominantly offset by higher noninterest expense. Worldwide Securities Services net revenue increased compared to 2010, driven by higher net interest income due to higher deposit balances and net inflows of assets under custody. Assets under custody of $16.9 trillion were up 5% from 2010. Treasury Services net revenue increased, driven by higher deposit balances and higher trade loan volumes, partially offset by the transfer of the Commercial Card business to Card in the first quarter of 2011. Higher noninterest expense was mainly driven by continued expansion into new markets and expenses related to exiting unprofitable business, partially offset by the transfer of the Commercial Card business to Card. Return on equity for the year was 17% on $7.0 billion of average allocated capital.
Asset Management net income decreased, reflecting higher noninterest expense, largely offset by record net revenue. The growth in net revenue was due to net inflows to products with higher margins, higher deposit and loan balances, and the effect of higher average market levels. This growth was partially offset by lower performance fees, narrower deposit spreads and lower loan-related revenue. Assets under supervision of $1.9 trillion increased 4% from the prior year, and assets under management of $1.3 trillion were up 3%. Both increases were due to net inflows to long-term and liquidity products, partially offset by the effect of lower market levels. In addition, deposit and custody inflows contributed to the increase in assets under supervision. The increase in noninterest expense was due to higher headcount-related expense and non-client-related litigation, partially offset by lower performance-based compensation. Return on equity for the year was 25% on $6.5 billion of average allocated capital.
Corporate/Private Equity net income decreased in 2011 as income in both Private Equity and Corporate declined. Lower private equity gains were primarily the result of net write-downs on privately-held investments and the absence of prior-year gains from sales in the Private Equity portfolio. In Corporate, lower net interest income was primarily driven by repositioning of the investment securities portfolio and lower funding benefits from financing portfolio positions. Lower securities gains also drove the decline in net income. In 2011, noninterest expense included $3.2 billion of litigation expense, predominantly for mortgage-related matters, compared with $5.7 billion of litigation expense in 2010.
2012 Business outlook
The following forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking

68	JPMorgan Chase & Co./2011 Annual Report

Statements on page 175 and Risk Factors section of the 2011 Form 10-K.
JPMorgan Chase’s outlook for the full-year 2012 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these linked factors will affect the performance of the Firm and its lines of business.
In the Consumer & Business Banking business within RFS, the Firm estimates that, given the current low interest rate environment, spread compression will likely negatively affect 2012 net income by approximately $400 million. In addition, the effect of the Durbin Amendment will likely reduce annualized net income by approximately $600 million.
In the Mortgage Production and Servicing business within RFS, revenue in 2012 could be negatively affected by continued elevated levels of repurchases of mortgages previously sold, predominantly to U.S. government-sponsored entities (“GSEs”). Management estimates that realized mortgage repurchase losses could be approximately $350 million per quarter in 2012. Also for Mortgage Production and Servicing, management expects the business to continue to incur elevated default management and foreclosure-related costs including additional costs associated with the Firm’s mortgage servicing processes, particularly its loan modification and foreclosure procedures. (See Enhancements to Mortgage Servicing on pages 152-153 and Note 17 on pages 267–271 of this Annual Report.)
For the Real Estate Portfolios within RFS, management believes that quarterly net charge-offs could be approximately $900 million. Given management’s current estimate of portfolio runoff levels, the existing residential real estate portfolio is expected to decline by approximately 10% to 15% in 2012 from year-end 2011 levels. This reduction in the residential real estate portfolio is expected to reduce net interest income by approximately $500 million in 2012. However, over time, the reduction in net interest income is expected to be more than offset by an improvement in credit costs and lower expenses. In addition, as the portfolio continues to run off, management anticipates that approximately $1 billion of capital may become available for redeployment each year, subject to the capital requirements associated with the remaining portfolio.
In Card, the net charge-off rate for the combined Chase and Washington Mutual credit card portfolios (excluding Commercial Card) could increase in the first quarter of 2012 to approximately 4.50% from the 4.33% reported in the fourth quarter, reflecting normal seasonality.
The currently anticipated results of RFS and Card described above could be adversely affected by further declines in

U.S. housing prices or increases in the unemployment rate. Given ongoing weak economic conditions, combined with a high level of uncertainty concerning the residential real estate markets, management continues to closely monitor the portfolios in these businesses.
In IB, TSS, CB and AM, revenue will be affected by market levels, volumes and volatility, which will influence client flows and assets under management, supervision and custody. CB and TSS will continue to experience low net interest margins as long as market interest rates remain low. In addition, the wholesale credit environment will influence levels of charge-offs, repayments and provision for credit losses for IB, CB, TSS and AM.
In Private Equity, within the Corporate/Private Equity segment, earnings will likely continue to be volatile and be influenced by capital markets activity, market levels, the performance of the broader economy and investment-specific issues. Corporate’s net interest income levels will generally trend with the size and duration of the investment securities portfolio. Corporate quarterly net income (excluding Private Equity results, significant nonrecurring items and litigation expense) could be approximately $200 million, though these results will depend on the decisions that the Firm makes over the course of the year with respect to repositioning of the investment securities portfolio.
The Firm faces a variety of litigation, including in its various roles as issuer and/or underwriter in mortgage-backed securities (“MBS”) offerings, primarily related to offerings involving third parties other than the GSEs. It is possible that these matters will take a number of years to resolve; their ultimate resolution is inherently uncertain and reserves for such litigation matters may need to be increased in the future.
Management and the Firm’s Board of Directors continually evaluate ways to deploy the Firm’s strong capital base in order to enhance shareholder value. Such alternatives could include the repurchase of common stock and warrants, increasing the common stock dividend and pursuing alternative investment opportunities. Certain of such capital actions, such as increasing dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments, are subject to the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) process. The Federal Reserve requires the Firm to submit a capital plan on an annual basis. The Firm submitted its 2012 capital plan on January 9, 2012. The Federal Reserve has indicated that it expects to provide notification of either its objection or non-objection to the Firm’s capital plan by March 15, 2012.
Regulatory developments
JPMorgan Chase is subject to regulation under state and federal laws in the U.S., as well as the applicable laws of each of the various other jurisdictions outside the U.S. in which the Firm does business. The Firm is currently

JPMorgan Chase & Co./2011 Annual Report	69

Management's discussion and analysis

experiencing a period of unprecedented change in regulation and such changes could have a significant impact on how the Firm conducts business. The Firm continues to work diligently in assessing and understanding the implications of the regulatory changes it is facing, and is devoting substantial resources to implementing all the new rules and regulations while meeting the needs and expectations of its clients. While the Firm has made a preliminary assessment of the likely impact of certain of the anticipated changes, the Firm cannot, given the current status of the regulatory developments, quantify the possible effects on its business and operations of all of the significant changes that are currently underway. For further discussion of regulatory developments, see Supervision and regulation on pages 1-7 and Risk factors on pages 7-17 of the 2011 Form 10-K.
Subsequent events
Global settlement on servicing and origination of mortgages
On February 9, 2012, the Firm announced that it agreed to a settlement in principle (the “global settlement”) with a number of federal and state government agencies, relating to the servicing and origination of mortgages. The global settlement, which is subject to the execution of a definitive agreement and court approval, calls for the Firm to, among other things: (i) make cash payments of approximately $1.1 billion; (ii) provide approximately $500 million of refinancing relief to certain “underwater” borrowers whose loans are owned by the Firm; and (iii) provide approximately $3.7 billion of additional relief for certain borrowers, including reductions of principal, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners. While the Firm expects to incur additional operating costs to comply with portions of the global settlement, the Firm’s prior period results of operations have reflected the estimated costs of the global settlement. Accordingly, the Firm expects that the financial impact of the global settlement on the Firm’s financial condition and results of operations for the first quarter of 2012 and future periods will not be material. For further information on this settlement, see “Subsequent events” in Note 2, and “Mortgage Foreclosure Investigations and Litigation” in Note 31 on pages 183–184 and 295–296, respectively, of this Annual Report.
Washington Mutual, Inc. bankruptcy plan confirmation
On February 17, 2012, a bankruptcy court confirmed the joint plan containing the global settlement agreement resolving numerous disputes among Washington Mutual, Inc. (“WMI”), JPMorgan Chase and the Federal Deposit Insurance Corporation (“FDIC”) as well as significant creditor groups (the “WaMu Global Settlement”). Pursuant to this agreement, the Firm expects to recognize additional assets, including certain pension-related assets, as well as tax refunds, in future periods as the settlement is executed and various state and federal tax matters are resolved. For additional information related to the WaMu Global Settlement, see “Subsequent events” in Note 2, and “Washington Mutual Litigations” in Note 31 on page 183-184 and 298, respectively, of this Annual Report.

70	JPMorgan Chase & Co./2011 Annual Report

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three-year period ended December 31, 2011. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 168–172 of this Annual Report.

Revenue
Year ended December 31,
(in millions)	2011	2010	2009
Investment banking fees	$5,911	$6,190	$7,087
Principal transactions	10,005	10,894	9,796
Lending- and deposit-related fees	6,458	6,340	7,045
Asset management, administration and commissions	14,094	13,499	12,540
Securities gains	1,593	2,965	1,110
Mortgage fees and related income	2,721	3,870	3,678
Credit card income	6,158	5,891	7,110
Other income	2,605	2,044	916
Noninterest revenue	49,545	51,693	49,282
Net interest income	47,689	51,001	51,152
Total net revenue	$97,234	$102,694	$100,434
2011 compared with 2010
Total net revenue for 2011 was $97.2 billion, a decrease of $5.5 billion, or 5%, from 2010. Results for 2011 were driven by lower net interest income in several businesses, lower securities gains in Corporate/Private Equity, lower mortgage fees and related income in RFS, and lower principal transactions revenue in Corporate/Private Equity. These declines were partially offset by higher asset management fees, largely in AM.
Investment banking fees decreased from 2010, predominantly due to declines in equity and debt underwriting fees. The impact from lower industry-wide volumes in the second half of 2011 more than offset the Firm's record level of debt underwriting fees in the first six months of the year. Advisory fees increased for the year, reflecting higher industry-wide completed M&A volumes relative to the 2010 level. For additional information on investment banking fees, which are primarily recorded in IB, see IB segment results on pages 81–84, and Note 7 on pages 211–212 of this Annual Report.
Principal transactions revenue, which consists of revenue from the Firm's market-making and private equity investing activities, decreased compared with 2010. This was driven by lower trading revenue and lower private equity gains. Trading revenue included a $1.4 billion gain from DVA on certain structured notes and derivative liabilities, resulting from the widening of the Firm's credit spreads, partially offset by a $769 million loss, net of hedges, from CVA on derivative assets within Credit Portfolio in IB, due to the widening of credit spreads of the Firm's counterparties. The prior year included a $509 million gain from DVA, partially offset by a $403 million loss, net of hedges, from CVA. Excluding DVA and CVA, lower trading revenue reflected the impact of the second half of 2011's challenging market conditions on Corporate and IB. Lower private equity gains were primarily due to net write-downs on privately-held investments and the absence of prior-year gains from sales in the Private Equity portfolio. For additional information on principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 81–84 and 107–108, respectively, and Note 7 on pages 211–212 of this Annual Report.
Lending- and deposit-related fees increased modestly in 2011 compared with the prior year. The increase was primarily driven by the introduction in the first quarter of 2011 of a new checking account product offering in RFS, and the subsequent conversion of certain existing accounts into the new product. The increase was offset partly by the impact of regulatory and policy changes affecting nonsufficient fund/overdraft fees in RFS. For additional information on lending- and deposit-related fees, which are mostly recorded in RFS, CB, TSS and IB, see RFS on pages 85–93, CB on pages 98–100, TSS on pages 101–103 and IB on pages 81–84 of this Annual Report.
Asset management, administration and commissions revenue increased from 2010, reflecting higher asset management fees in AM and RFS, driven by net inflows to products with higher margins and the effect of higher market levels; and higher administration fees in TSS, reflecting net inflows of assets under custody. For additional information on these fees and commissions, see the segment discussions for AM on pages 104–106, RFS on pages 85–93 and TSS on pages 101–103, and Note 7 on pages 211–212 of this Annual Report.
Securities gains decreased compared with the 2010 level, primarily due to the repositioning of the investment securities portfolio in response to changes in the current market environment and to rebalancing exposures. For additional information on securities gains, which are mostly recorded in the Firm's Corporate/Private Equity segment, see the Corporate/Private Equity segment discussion on pages 107–108, and Note 12 on pages 225–230 of this Annual Report.
Mortgage fees and related income decreased in 2011 compared with 2010, reflecting a MSR risk management loss of $1.6 billion for 2011, compared with income of $1.1 billion for 2010, largely offset by lower repurchase losses in 2011. The $1.6 billion loss was driven by a $7.1 billion loss due to a decrease in the fair value of the mortgage servicing rights (“MSRs”) asset, which was predominantly offset by a $5.6 billion gain on the derivatives used to hedge the MSR asset. For additional information on

JPMorgan Chase & Co./2011 Annual Report	71

Management's discussion and analysis

mortgage fees and related income, which is recorded primarily in RFS, see RFS's Mortgage Production and Servicing discussion on pages 89–91, and Note 17 on pages 267–271 of this Annual Report. For additional information on repurchase losses, see the Mortgage repurchase liability discussion on pages 115–118 and Note 29 on pages 283–289 of this Annual Report.
Credit card income increased during 2011, largely reflecting higher net interchange income associated with higher customer transaction volume on credit and debit cards, as well as lower partner revenue-sharing due to the impact of the Kohl's portfolio sale. These increases were partially offset by lower revenue from fee-based products, as well as the impact of the Durbin Amendment. For additional information on credit card income, see the Card and RFS segment results on pages 94–97, and pages 85–93, respectively, of this Annual Report.
Other income increased in 2011, driven by valuation adjustments on certain assets and incremental revenue from recent acquisitions in IB, and higher auto operating lease income in Card, resulting from growth in lease volume. Also contributing to the increase was a gain on the sale of an investment in AM.
Net interest income decreased in 2011 compared with the prior year, driven by lower average loan balances and yields in Card and RFS, reflecting the expected runoff of credit card balances and residential real estate loans; lower fees on credit card receivables, reflecting the impact of legislative changes; higher average interest-bearing deposit balances and related yields; and lower yields on securities, reflecting portfolio repositioning in anticipation of an increasing interest rate environment. The decrease was offset partially by lower revenue reversals associated with lower credit card charge-offs, and higher trading asset balances. The Firm's average interest-earning assets were $1.8 trillion for the 2011 full year, and the net yield on those assets, on a fully taxable-equivalent (“FTE”) basis, was 2.74%, a decrease of 32 basis points from 2010. For further information on the impact of the legislative changes on the Consolidated Statements of Income, see Card discussion on credit card legislation on page 94 of this Annual Report.
2010 compared with 2009
Total net revenue for 2010 was $102.7 billion, up by $2.3 billion, or 2%, from 2009. Results for 2010 were driven by a higher level of securities gains and private equity gains in Corporate/Private Equity, higher asset management fees in AM and administration fees in TSS, and higher other income in several businesses, partially offset by lower credit card income.
Investment banking fees decreased from 2009 due to lower equity underwriting and advisory fees, partially offset by higher debt underwriting fees. Competitive markets combined with flat industry-wide equity underwriting and completed M&A volumes, resulted in lower equity underwriting and advisory fees; while strong industry-wide loan syndication and high-yield bond volumes drove record debt underwriting fees in IB. For additional information on investment banking fees, which are primarily recorded in IB, see IB segment results on pages 81–84, and Note 7 on pages 211–212 of this Annual Report.
Principal transactions revenue increased compared with 2009. This was driven by the Private Equity business, which had significant private equity gains in 2010, compared with a small loss in 2009, reflecting improvements in market conditions. Trading revenue decreased, reflecting lower results in Corporate, offset by higher revenue in IB primarily reflecting DVA gains. For additional information on principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 81–84 and 107–108, respectively, and Note 7 on pages 211–212 of this Annual Report.
Lending- and deposit-related fees decreased in 2010 from 2009 levels, reflecting lower deposit-related fees in RFS associated, in part, with newly-enacted legislation related to non-sufficient funds and overdraft fees; this was partially offset by higher lending-related service fees in IB, primarily from growth in business volume, and in CB, primarily from higher commitment and letter-of-credit fees. For additional information on lending- and deposit-related fees, which are mostly recorded in IB, RFS, CB and TSS, see segment results for IB on pages 81–84, RFS on pages 85–93, CB on pages 98–100 and TSS on pages 101–103 of this Annual Report.
Asset management, administration and commissions revenue increased from 2009. The increase largely reflected higher asset management fees in AM, driven by the effect of higher market levels, net inflows to products with higher margins and higher performance fees; and higher administration fees in TSS, reflecting the effects of higher market levels and net inflows of assets under custody. This increase was partially offset by lower brokerage commissions in IB, as a result of lower market volumes. For additional information on these fees and commissions, see the segment discussions for AM on pages 104–106 and TSS on pages 101–103, and Note 7 on pages 211–212 of this Annual Report.
Securities gains were significantly higher in 2010 compared with 2009, resulting primarily from the repositioning of the portfolio in response to changes in the interest rate environment and to rebalance exposure. For additional information on securities gains, which are mostly recorded in the Firm's Corporate segment, see the Corporate/Private Equity segment discussion on pages 107–108, and Note 12 on pages 225–230 of this Annual Report.
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

72	JPMorgan Chase & Co./2011 Annual Report

GSEs. For additional information on mortgage fees and related income, which is recorded primarily in RFS, see RFS's Mortgage Production and Servicing discussion on pages 89–91, and Note 17 on pages 267–271 of this Annual Report. For additional information on repurchase losses, see the mortgage repurchase liability discussion on pages 115–118 and Note 30 on page 289 of this Annual Report.
Credit card income decreased during 2010, predominantly due to the impact of the accounting guidance related to VIEs, effective January 1, 2010, that required the Firm to consolidate the assets and liabilities of its Firm-sponsored credit card securitization trusts. Adoption of this guidance resulted in the elimination of all servicing fees received from Firm-sponsored credit card securitization trusts, which was offset by related increases in net interest income and provision for credit losses. Lower income from other fee-based products also contributed to the decrease in credit card income. Excluding the impact of the adoption of the accounting guidance, credit card income increased in 2010, reflecting higher customer charge volume on credit and debit cards. For a more detailed discussion of the impact of the adoption of the accounting guidance on the Consolidated Statements of Income, see Explanation and Reconciliation of the Firm's Use of Non-GAAP Financial Measures on pages 76–78 of this Annual Report. For additional information on credit card income, see the Card and RFS segment results on pages 94–97, and pages 85–93, respectively, of this Annual Report.
Other income increased in 2010, largely due to the write-down of securitization interests during 2009 and higher auto operating lease income in Card.
Net interest income was relatively flat in 2010 compared with 2009. The effect of lower loan balances was predominantly offset by the effect of the adoption of the new accounting guidance related to VIEs (which increased net interest income by approximately $5.8 billion in 2010). Excluding the impact of the adoption of the new accounting guidance, net interest income decreased, driven by lower average loan balances, primarily in Card, RFS and IB, reflecting the continued runoff of the credit card balances and residential real estate loans, and net repayments and loan sales; lower yields and fees on credit card receivables, reflecting the impact of legislative changes; and lower yields on securities in Corporate resulting from investment portfolio repositioning. The Firm's average interest-earning assets were $1.7 trillion in 2010, and the net yield on those assets, on a FTE basis, was 3.06%, a decrease of 6 basis points from 2009. For a more detailed discussion of the impact of the adoption of the new accounting guidance related to VIEs on the Consolidated Statements of Income, see Explanation and Reconciliation of the Firm's Use of Non-GAAP Financial Measures on pages 76–78 of this Annual Report. For further information on the impact of the legislative changes on the Consolidated Statements of Income, see Card discussion on credit card legislation on page 94 of this Annual Report.

Provision for credit losses
Year ended December 31,
(in millions)	2011	2010	2009
Wholesale	$(23)	$(850)	$3,974
Consumer, excluding credit card	4,672	9,452	16,022
Credit card	2,925	8,037	12,019
Total consumer	7,597	17,489	28,041
Total provision for credit losses	$7,574	$16,639	$32,015
2011 compared with 2010
The provision for credit losses declined by $9.1 billion compared with 2010. The consumer, excluding credit card, provision was down, reflecting improved delinquency and charge-off trends across most portfolios, partially offset by an increase of $770 million, reflecting additional impairment of the Washington Mutual PCI loans portfolio. The credit card provision was down, driven primarily by improved delinquency trends and net credit losses. The benefit from the wholesale provision was lower in 2011 than in 2010, primarily reflecting loan growth and other portfolio activity. For a more detailed discussion of the loan portfolio and the allowance for credit losses, see the segment discussions for RFS on pages 85–93, Card on pages 94–97, IB on pages 81–84 and CB on pages 98–100, and the Allowance for credit losses section on pages 155–157 of this Annual Report.
2010 compared with 2009
The provision for credit losses declined by $15.4 billion compared with 2009, due to decreases in both the consumer and wholesale provisions. The decreases in the consumer provisions reflected reductions in the allowance for credit losses for mortgages and credit cards as a result of improved delinquency trends and lower estimated losses. This was partially offset by an increase in the allowance for credit losses associated with the Washington Mutual PCI loans portfolio, resulting from increased estimated future credit losses. The decrease in the wholesale provision in 2010 reflected a reduction in the allowance for credit losses, predominantly as a result of continued improvement in the credit quality of the commercial and industrial loan portfolio, reduced net charge-offs, and net repayments and loan sales. For a more detailed discussion of the loan portfolio and the allowance for credit losses, see the segment discussions for RFS on pages 85–93, Card on pages 94–97, IB on pages 81–84 and CB on pages 98–100, and the Allowance for Credit Losses section on pages 155–157 of this Annual Report.

JPMorgan Chase & Co./2011 Annual Report	73

Management's discussion and analysis

Noninterest expense
Year ended December 31,
(in millions)	2011	2010	2009
Compensation expense	$29,037	$28,124	$26,928
Noncompensation expense:
Occupancy	3,895	3,681	3,666
Technology, communications and equipment	4,947	4,684	4,624
Professional and outside services	7,482	6,767	6,232
Marketing	3,143	2,446	1,777
Other(a)(b)	13,559	14,558	7,594
Amortization of intangibles	848	936	1,050
Total noncompensation expense	33,874	33,072	24,943
Merger costs	—	—	481
Total noninterest expense	$62,911	$61,196	$52,352

(a)	Included litigation expense of $4.9 billion, $7.4 billion and $161 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(b)	Included foreclosed property expense of $718 million, $1.0 billion and $1.4 billion for the years ended December 31, 2011, 2010 and 2009, respectively.

2011 compared with 2010
Total noninterest expense for 2011 was $62.9 billion, up by $1.7 billion, or 3%, from 2010. The increase was driven by higher compensation expense and noncompensation expense.
Compensation expense increased from the prior year, due to investments in branch and mortgage production sales and support staff in RFS and increased headcount in AM, largely offset by lower performance-based compensation expense and the absence of the 2010 U.K. Bank Payroll Tax in IB.
The increase in noncompensation expense in 2011 was due to elevated foreclosure- and default-related costs in RFS, including $1.7 billion of expense for fees and assessments, as well as other costs of foreclosure-related matters, higher marketing expense in Card, higher FDIC assessments across businesses, non-client-related litigation expense in AM, and the impact of continued investments in the businesses, including new branches in RFS. These were offset partially by lower litigation expense in 2011 in Corporate and IB. Effective April 1, 2011, the FDIC changed its methodology for calculating the deposit insurance assessment rate for large banks. The new rule changed the assessment base from insured deposits to average consolidated total assets less average tangible equity, and changed the assessment rate calculation. For a further discussion of litigation expense, see Note 31 on pages 290–299 of this Annual Report. For a discussion of amortization of intangibles, refer to the Balance Sheet Analysis on pages 110–112, and Note 17 on pages 267–271 of this Annual Report.

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
In addition to the aforementioned higher litigation expense, which was largely for mortgage-related matters in Corporate and IB, the increase in noncompensation expense was driven by higher marketing expense in Card; higher professional services expense, due to continued investments in new product platforms in the businesses, including those related to international expansion; higher default-related expense, including costs associated with foreclosure affidavit-related suspensions (recorded in other expense), for the serviced portfolio in RFS; and higher brokerage, clearing and exchange transaction processing expense in IB. Partially offsetting these increases was the absence of a $675 million FDIC special assessment recognized in 2009. For a further discussion of litigation expense, see Note 31 pages 290–299 of this Annual Report. For a discussion of amortization of intangibles, refer to Note 17 on pages 267–271 of this Annual Report.
There were no merger costs recorded in 2010, compared with merger costs of $481 million in 2009. For additional information on merger costs, refer to Note 11 on page 224 of this Annual Report.

74	JPMorgan Chase & Co./2011 Annual Report

Income tax expense
Year ended December 31, (in millions, except rate)
	2011	2010	2009
Income before income tax expense and extraordinary gain	$26,749	$24,859	$16,067
Income tax expense	7,773	7,489	4,415
Effective tax rate	29.1%	30.1%	27.5%
2011 compared with 2010
The decrease in the effective tax rate compared with the prior year was predominantly the result of tax benefits associated with state and local income taxes. This was partially offset by higher reported pretax income and changes in the proportion of income subject to U.S. federal tax. In addition, the current year included tax benefits associated with the disposition of certain investments; the prior year included tax benefits associated with the resolution of tax audits. For additional information on income taxes, see Critical Accounting Estimates Used by the Firm on pages 168–172 and Note 26 on pages 279–281 of this Annual Report.

2010 compared with 2009
The increase in the effective tax rate compared with the prior year was predominantly the result of higher reported pretax book income, as well as changes in the proportion of income subject to U.S. federal and state and local taxes. These increases were partially offset by increased benefits associated with the undistributed earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely, as well as tax benefits recognized upon the resolution of tax audits in 2010. For additional information on income taxes, see Critical Accounting Estimates Used by the Firm on pages 168–172 and Note 26 on pages 279–281 of this Annual Report.

JPMorgan Chase & Co./2011 Annual Report	75

Management's discussion and analysis

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its consolidated financial statements using U.S. GAAP; these financial statements appear on pages 178–181 of this Annual Report. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s results and the results of the lines of business on a “managed” basis, which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the business segments) on a FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense. These adjustments have no impact on net income as reported by the Firm as a whole or by the lines of business.
Prior to January 1, 2010, the Firm’s managed-basis presentation also included certain reclassification adjustments that assumed credit card loans securitized by Card remained on the Consolidated Balance Sheets. Effective January 1, 2010, the Firm adopted accounting guidance that required the Firm to consolidate its Firm-sponsored credit card securitization trusts. As a result of the consolidation of the credit card securitization trusts, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. The income, expense and credit costs associated with these securitization activities were recorded in the 2011 and 2010 Consolidated Statements of Income in the same classifications that were previously used to report such items on a managed basis. For additional information on the accounting guidance, see Note 16 on pages 256–267 of this Annual Report.
The presentation in 2009 of Card's results on a managed basis assumed that credit card loans that had been securitized and sold in accordance with U.S. GAAP remained on the Consolidated Balance Sheets, and that the earnings on the securitized loans were classified in the same manner as earnings on retained loans recorded on the Consolidated Balance Sheets. JPMorgan Chase had used this managed-basis information to evaluate the credit performance and overall financial performance of the entire managed credit card portfolio. JPMorgan Chase believed that this managed-basis information was useful to investors, as it enabled them to understand both the credit risks associated with the loans reported on the Consolidated Balance Sheets and the Firm’s retained interests in securitized loans. For a reconciliation of 2009 reported to managed basis results for Card, see Card's segment results on pages 94–97 of this Annual Report. For information regarding the securitization process, and loans and residual interests sold and securitized, see Note 16 on pages 256–267 of this Annual Report.
Tangible common equity (“TCE”), a non-GAAP financial measure, represents common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less goodwill and identifiable intangible assets (other than MSRs), net of related deferred tax liabilities. ROTCE, a non-GAAP financial ratio, measures the Firm’s earnings as a percentage of TCE. Tier 1 common under Basel I and III rules, a non-GAAP financial measure, is used by management to assess the Firm's capital position in conjunction with its capital ratios under Basel I and III requirements. For additional information on Tier 1 common under Basel I and III, see Regulatory capital on pages 119–124 of this Annual Report. In management’s view, these measures are meaningful to the Firm, as well as analysts and investors, in assessing the Firm’s use of equity and in facilitating comparisons with competitors.
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

76	JPMorgan Chase & Co./2011 Annual Report

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	2011			2010			2009
Year ended December 31, (in millions, except per share and ratios)	Reported Results	Fully tax-equivalent adjustments	Managed basis	Reported Results	Fully tax-equivalent adjustments	Managed basis	Reported Results	Credit card(b)	Fully tax-equivalent adjustments	Managed basis
Revenue
Investment banking fees	$5,911	$—	$5,911	$6,190	$—	$6,190	$7,087	$—	$—	$7,087
Principal transactions	10,005	—	10,005	10,894	—	10,894	9,796	—	—	9,796
Lending- and deposit-related fees	6,458	—	6,458	6,340	—	6,340	7,045	—	—	7,045
Asset management, administration and commissions	14,094	—	14,094	13,499	—	13,499	12,540	—	—	12,540
Securities gains	1,593	—	1,593	2,965	—	2,965	1,110	—	—	1,110
Mortgage fees and related income	2,721	—	2,721	3,870	—	3,870	3,678	—	—	3,678
Credit card income	6,158	—	6,158	5,891	—	5,891	7,110	(1,494)	—	5,616
Other income	2,605	2,003	4,608	2,044	1,745	3,789	916	—	1,440	2,356
Noninterest revenue	49,545	2,003	51,548	51,693	1,745	53,438	49,282	(1,494)	1,440	49,228
Net interest income	47,689	530	48,219	51,001	403	51,404	51,152	7,937	330	59,419
Total net revenue	97,234	2,533	99,767	102,694	2,148	104,842	100,434	6,443	1,770	108,647
Noninterest expense	62,911	—	62,911	61,196	—	61,196	52,352	—	—	52,352
Pre-provision profit	34,323	2,533	36,856	41,498	2,148	43,646	48,082	6,443	1,770	56,295
Provision for credit losses	7,574	—	7,574	16,639	—	16,639	32,015	6,443	—	38,458
Income before income tax expense and extraordinary gain	26,749	2,533	29,282	24,859	2,148	27,007	16,067	—	1,770	17,837
Income tax expense	7,773	2,533	10,306	7,489	2,148	9,637	4,415	—	1,770	6,185
Income before extraordinary gain	18,976	—	18,976	17,370	—	17,370	11,652	—	—	11,652
Extraordinary gain	—	—	—	—	—	—	76	—	—	76
Net income	$18,976	$—	$18,976	$17,370	$—	$17,370	$11,728	$—	$—	$11,728
Diluted earnings per share(a)	$4.48	$—	$4.48	$3.96	$—	$3.96	$2.24	$—	$—	$2.24
Return on assets(a)	0.86%	NM	0.86%	0.85%	NM	0.85%	0.58%	NM	NM	0.55%
Overhead ratio	65	NM	63	60	NM	58	52	NM	NM	48
Loans – period-end	$723,720	$—	$723,720	$692,927	$—	$692,927	$633,458	$84,626	$—	$718,084
Total assets – average	2,198,198	—	2,198,198	2,053,251	—	2,053,251	2,024,201	82,233	—	2,106,434

(a)	Based on income before extraordinary gain.

(b)	See pages 94–97 of this Annual Report for a discussion of the effect of credit card securitizations on Card's results.

Calculation of certain U.S. GAAP and non-GAAP metrics
The table below reflects the formulas used to calculate both the following U.S. GAAP and non-GAAP measures.
Return on common equity Net income* / Average common stockholders’ equity
Return on tangible common equity(c) Net income* / Average tangible common equity
Return on assets Reported net income / Total average assets Managed net income / Total average managed assets(d)
Overhead ratio Total noninterest expense / Total net revenue
* Represents net income applicable to common equity
(c) The Firm uses ROTCE, a non-GAAP financial measure, to evaluate its use of equity and to facilitate comparisons with competitors.
Refer to the following table for the calculation of average tangible common equity.

(d) The Firm uses return on managed assets, a non-GAAP financial measure, to evaluate the overall performance of the managed credit card portfolio, including securitized credit card loans.

Average tangible common equity
Year ended December 31, (in millions)	2011	2010	2009
Common stockholders’ equity	$173,266	$161,520	$145,903
Less: Goodwill	48,632	48,618	48,254
Less: Certain identifiable intangible assets	3,632	4,178	5,095
Add: Deferred tax liabilities(a)	2,635	2,587	2,547
Tangible common equity	$123,637	$111,311	$95,101

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

JPMorgan Chase & Co./2011 Annual Report	77

Management's discussion and analysis

Core net interest income
In addition to reviewing JPMorgan Chase's net interest income on a managed basis, management also reviews core net interest income to assess the performance of its core lending, investing (including asset/liability management) and deposit-raising activities, excluding the impact of IB's market-based activities. The table below presents an analysis of core net interest income, core average interest-earning assets, and the core net interest yield on core average interest-earning assets, on a managed basis. Each of these amounts is a non-GAAP financial measure due to the exclusion of IB's market-based net interest income and the related assets. Management believes the exclusion of IB's market-based activities provides investors and analysts a more meaningful measure to analyze non-market related business trends of the Firm and can be used as a comparable measure to other financial institutions primarily focused on core lending, investing and deposit-raising activities.

Core net interest income data(a)
Year ended December 31, (in millions, except rates)	2011	2010	2009
Net interest income - managed basis	$48,219	$51,404	$59,419
Impact of market-based net interest income	7,329	7,112	8,238
Core net interest income	$40,890	$44,292	$51,181

Average interest-earning assets - managed basis	$1,761,355	$1,677,521	$1,735,866
Impact of market-based earning assets	519,655	470,927	428,471
Core average interest-earning assets	$1,241,700	$1,206,594	$1,307,395

Net interest yield on interest-earning assets - managed basis	2.74%	3.06%	3.42%
Net interest yield on market-based activity	1.41	1.51	1.92
Core net interest yield on interest-earning assets	3.29%	3.67%	3.91%
(a) Includes core lending activities, investing and deposit-raising activities on a managed basis, across RFS, Card, CB, TSS, AM and Corporate/Private Equity, as well as IB credit portfolio loans.
2011 compared with 2010
Core net interest income decreased by $3.4 billion to $40.9 billion for 2011. The decrease was primarily driven by lower loan levels and yields in RFS and Card compared with 2010 levels. Core average interest-earning assets increased by $35.1 billion in 2011 to $1,241.7 billion. The increase was driven by higher levels of deposits with banks and securities borrowed due to wholesale and retail client deposit growth. The core net interest yield decreased by 38 basis points in 2011 driven by lower loan yields and higher deposit balances, and lower yields on investment securities due to portfolio mix and lower long-term interest rates.
2010 compared with 2009
Core net interest income decreased by $6.9 billion to $44.3 billion in 2010. The decrease was primarily driven by lower loan levels and yields in RFS, Card and IB compared with

2009 levels. Core average interest-earning assets decreased by $100.8 billion in 2010 to $1,206.6 billion. The decrease was primarily driven by lower loan balances and deposits with banks due to a decline in wholesale and retail deposits. The core net interest yield decreased by 24 basis points in 2010 driven by lower yields on loans and investment securities.
Impact of redemption of TARP preferred stock issued to the U.S. Treasury
The calculation of 2009 net income applicable to common equity included a one-time, noncash reduction of $1.1 billion resulting from the redemption of TARP preferred capital. Excluding this reduction, ROE would have been 7% for 2009. The Firm views adjusted ROE, a non-GAAP financial measure, as meaningful because it enables the comparability to the other periods reported.

Year ended December 31, 2009 (in millions, except ratios)	As reported	Excluding the TARP redemption
Return on equity
Net income	$11,728	$11,728
Less: Preferred stock dividends	1,327	1,327
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	1,112	—
Net income applicable to common equity	$9,289	$10,401
Average common stockholders’ equity	$145,903	$145,903
ROE	6%	7%
In addition, the calculation of diluted earnings per share (“EPS”) for the year ended December 31, 2009, was also affected by the TARP repayment, as presented below.

Year ended December 31, 2009 (in millions, except per share)	As reported	Effect of TARP redemption
Diluted earnings per share
Net income	$11,728	$—
Less: Preferred stock dividends	1,327	—
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	1,112	1,112
Net income applicable to common equity	9,289	(1,112)
Less: Dividends and undistributed earnings allocated to participating securities	515	(62)
Net income applicable to common stockholders	8,774	(1,050)
Total weighted average diluted shares outstanding	3,879.7	3,879.7
Net income per share	$2.26	$(0.27)
Other financial measures
The Firm also discloses the allowance for loan losses to total retained loans, excluding residential real estate purchased credit-impaired loans. For a further discussion of this credit metric, see Allowance for Credit Losses on pages 155–157 of this Annual Report.

78	JPMorgan Chase & Co./2011 Annual Report

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
The business segments are determined based on the products and services provided, or the type of customer served, and reflect the manner in which financial information is currently evaluated by management. Results of the lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm's use of non-GAAP financial measures, on pages 76–78 of this Annual Report.

Business segment changes
Commencing July 1, 2011, the Firm’s business segments were reorganized as follows:
Auto and Student Lending transferred from the RFS segment and are reported with Card in a single segment. Retail Financial Services continues as a segment, organized in two components: Consumer & Business Banking (formerly Retail Banking) and Mortgage Banking (which includes Mortgage Production and Servicing, and Real Estate Portfolios).
The business segment information associated with RFS and Card have been revised to reflect the business reorganization retroactive to January 1, 2009.

JPMorgan Chase

Investment Bank	Retail Financial Services	Card Services & Auto	Commercial Banking	Treasury & Securities Services	Asset Management
Businesses:	Businesses:	Businesses:	Businesses:	Businesses:	Businesses:
•Investment Banking – Advisory – Debt and equity underwriting	•Consumer & Business Banking	•Card Services – Credit Card – Merchant Services	•Middle Market Banking	•Treasury Services	•Private Banking
	•Mortgage Production and Servicing		•Commercial Term Lending	•Worldwide Securities Services	•Investment Management: – Institutional – Retail
•Market-making – Fixed income – Commodities – Equities	•Real Estate Portfolios – Residential mortgage loans – Home equity loans and originations	•Auto	•Corporate Client Banking
		•Student	•Real Estate Banking		•Highbridge
•Prime Services •Research •Corporate Lending •Credit Portfolio Management
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

Funds transfer pricing
Funds transfer pricing is used to allocate interest income and expense to each business and transfer the primary interest rate risk exposures to the Treasury group within the Corporate/Private Equity business segment. The allocation process is unique to each business segment and considers the interest rate risk, liquidity risk and regulatory requirements of that segment as if it were operating independently, and as compared with its stand-alone peers. This process is overseen by senior management and reviewed by the Firm’s Asset-Liability Committee (“ALCO”). Business segments may be permitted to retain certain interest rate exposures subject to management approval.
Capital allocation
Each line of business is allocated an amount of capital the Firm believes the business would require if it were operating independently, incorporating sufficient capital to

JPMorgan Chase & Co./2011 Annual Report	79

Management's discussion and analysis

address regulatory capital requirements (including Basel III Tier 1 common capital requirements), economic risk measures and capital levels for similarly rated peers. For a further discussion on capital allocation, see Capital Management – Line of business equity on page 123 of this Annual Report.
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

Segment Results – Managed Basis

The following table summarizes the business segment results for the periods indicated.

Year ended December 31,	Total net revenue			Noninterest expense			Pre-provision profit(b)
(in millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Investment Bank(a)	$26,274	$26,217	$28,109	$16,116	$17,265	$15,401	$10,158	$8,952	$12,708
Retail Financial Services	26,538	28,447	29,797	19,458	16,483	15,512	7,080	11,964	14,285
Card Services & Auto	19,141	20,472	23,199	8,045	7,178	6,617	11,096	13,294	16,582
Commercial Banking	6,418	6,040	5,720	2,278	2,199	2,176	4,140	3,841	3,544
Treasury & Securities Services	7,702	7,381	7,344	5,863	5,604	5,278	1,839	1,777	2,066
Asset Management	9,543	8,984	7,965	7,002	6,112	5,473	2,541	2,872	2,492
Corporate/Private Equity(a)	4,151	7,301	6,513	4,149	6,355	1,895	2	946	4,618
Total	$99,767	$104,842	$108,647	$62,911	$61,196	$52,352	$36,856	$43,646	$56,295

Year ended December 31,	Provision for credit losses			Net income/(loss)			Return on equity
(in millions, except ratios)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Investment Bank(a)	$(286)	$(1,200)	$2,279	$6,789	$6,639	$6,899	17%	17%	21%
Retail Financial Services	3,999	8,919	14,754	1,678	1,728	(335)	7	7	(1)
Card Services & Auto	3,621	8,570	19,648	4,544	2,872	(1,793)	28	16	(10)
Commercial Banking	208	297	1,454	2,367	2,084	1,271	30	26	16
Treasury & Securities Services	1	(47)	55	1,204	1,079	1,226	17	17	25
Asset Management	67	86	188	1,592	1,710	1,430	25	26	20
Corporate/Private Equity(a)	(36)	14	80	802	1,258	3,030	NM	NM	NM
Total	$7,574	$16,639	$38,458	$18,976	$17,370	$11,728	11%	10%	6%

(a)
Corporate/Private Equity includes an adjustment to offset IB’s inclusion of a credit allocation income/(expense) to TSS in total net revenue; TSS reports the credit allocation as a separate line item on its income statement (not within total net revenue).

(b)
Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.

80	JPMorgan Chase & Co./2011 Annual Report

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

Selected income statement data
Year ended December 31,
(in millions, except ratios)	2011	2010	2009
Revenue
Investment banking fees	$5,859	$6,186	$7,169
Principal transactions(a)	8,324	8,454	8,154
Lending- and deposit-related fees	858	819	664
Asset management, administration and commissions	2,207	2,413	2,650
All other income(b)	723	381	(115)
Noninterest revenue	17,971	18,253	18,522
Net interest income	8,303	7,964	9,587
Total net revenue(c)	26,274	26,217	28,109

Provision for credit losses	(286)	(1,200)	2,279

Noninterest expense
Compensation expense	8,880	9,727	9,334
Noncompensation expense	7,236	7,538	6,067
Total noninterest expense	16,116	17,265	15,401
Income before income tax expense	10,444	10,152	10,429
Income tax expense	3,655	3,513	3,530
Net income	$6,789	$6,639	$6,899
Financial ratios
Return on common equity	17%	17%	21%
Return on assets	0.84	0.91	0.99
Overhead ratio	61	66	55
Compensation expense as a percentage of total net revenue(d)	34	37	33

(a)
Principal transactions included DVA related to derivatives and structured liabilities measured at fair value. DVA gains/(losses) were $1.4 billion, $509 million, and ($2.3) billion for the years ended December 31, 2011, 2010, and 2009, respectively.

(b)
IB manages traditional credit exposures related to GCB on behalf of IB and TSS. Effective January 1, 2011, IB and TSS share the economics related to the Firm’s GCB clients. IB recognizes this sharing agreement within all other income. The prior-year periods reflected the reimbursement from TSS for a portion of the total costs of managing the credit portfolio on behalf of TSS.

(c)
Total net revenue included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments as well as tax-exempt income from municipal bond investments of $1.9 billion, $1.7 billion and $1.4 billion for the years ended December 31, 2011, 2010 and 2009, respectively.

(d)
The compensation expense as a percentage of total net revenue ratio for the year ended December 31, 2010, excluding the payroll tax expense related to the U.K. Bank Payroll Tax on certain compensation awarded from December 9, 2009, to April 5, 2010, to relevant banking employees, which is a non-GAAP financial measure, was 35%. IB excluded this tax from the ratio because it enables comparability between periods.

The following table provides IB's total net revenue by business.

Year ended December 31,
(in millions)	2011	2010	2009
Revenue by business
Investment banking fees:
Advisory	$1,792	$1,469	$1,867
Equity underwriting	1,181	1,589	2,641
Debt underwriting	2,886	3,128	2,661
Total investment banking fees	5,859	6,186	7,169
Fixed income markets(a)	15,337	15,025	17,564
Equity markets(b)	4,832	4,763	4,393
Credit portfolio(c)(d)	246	243	(1,017)
Total net revenue	$26,274	$26,217	$28,109

(a)	Fixed income markets primarily include revenue related to market-making across global fixed income markets, including foreign exchange, interest rate, credit and commodities markets.

(b)	Equity markets primarily include revenue related to market-making across global equity products, including cash instruments, derivatives, convertibles and Prime Services.

(c)
Credit portfolio revenue includes net interest income, fees and loan sale activity, as well as gains or losses on securities received as part of a loan restructuring, for IB’s credit portfolio. Credit portfolio revenue also includes the results of risk management related to the Firm's lending and derivative activities. See pages 143–144 of the Credit Risk Management section of this Annual Report for further discussion.

(d)
IB manages traditional credit exposures related to GCB on behalf of IB and TSS. Effective January 1, 2011, IB and TSS share the economics related to the Firm’s GCB clients. IB recognizes this sharing agreement within all other income. The prior-year periods reflected the reimbursement from TSS for a portion of the total costs of managing the credit portfolio on behalf of TSS.

2011 compared with 2010
Net income was $6.8 billion, up 2% compared with the prior year. These results primarily reflected similar net revenue compared with 2010, while lower noninterest expense was largely offset by a reduced benefit from the provision for credit losses. Net revenue included a $1.4 billion gain from DVA on certain structured and derivative liabilities resulting from the widening of the Firm's credit spreads. Excluding the impact of DVA, net revenue was $24.8 billion and net income was $5.9 billion.
Net revenue was $26.3 billion, compared with $26.2 billion in the prior year. Investment banking fees were $5.9 billion, down 5% from the prior year; these consisted of debt underwriting fees of $2.9 billion (down 8%), advisory fees of $1.8 billion (up 22%) and equity underwriting fees of $1.2 billion (down 26%). Fixed Income Markets revenue was $15.3 billion, compared with $15.0 billion in the prior year, with continued solid client revenue. The increase also reflects DVA gains of $553 million, compared with DVA gains of $287 million in the prior year. Equity Markets revenue was $4.8 billion, approximately flat compared with the prior year, as slightly lower performance was more than offset by DVA gains of $356 million, compared with DVA

JPMorgan Chase & Co./2011 Annual Report	81

Management's discussion and analysis

gains of $181 million in the prior year. Credit Portfolio revenue was $246 million as net interest income and fees on retained loans, as well as DVA gains of $528 million were predominantly offset by a $769 million loss, net of hedges, from CVA on derivative assets. Results were approximately flat to the prior year, which included net CVA losses of $403 million.
The provision for credit losses was a benefit of $286 million, compared with a benefit of $1.2 billion in the prior year. The current-year provision reflected a net reduction in the allowance for loan losses largely driven by portfolio activity, partially offset by new loan growth. Net charge-offs were $161 million, compared with $735 million in the prior year.
Noninterest expense was $16.1 billion, down 7% driven primarily by lower compensation expense compared with the prior period which included the impact of the U.K. Bank Payroll Tax. Noncompensation expense was also lower compared with the prior year, which included higher litigation reserves. This decrease was partially offset by additional operating expense related to growth in business activities in 2011.
Return on Equity was 17% on $40.0 billion of average allocated capital.
2010 compared with 2009
Net income was $6.6 billion, down 4% compared with the prior year. These results primarily reflected lower net revenue as well as higher noninterest expense, largely offset by a benefit from the provision for credit losses, compared with an expense in the prior year.
Net revenue was $26.2 billion, compared with $28.1 billion in the prior year. Investment banking fees were $6.2 billion, down 14% from the prior year; these consisted of record debt underwriting fees of $3.1 billion (up 18%), equity underwriting fees of $1.6 billion (down 40%), and advisory fees of $1.5 billion (down 21%). Fixed Income Markets revenue was $15.0 billion, compared with $17.6 billion in the prior year. The decrease from the prior year largely reflected lower results in rates and credit markets, partially offset by DVA gains of $287 million from the widening of the Firm’s credit spread on certain structured liabilities, compared with DVA losses of $1.1 billion in the prior year. Equity Markets revenue was $4.8 billion, compared with $4.4 billion in the prior year, reflecting solid client revenue, as well as DVA gains of $181 million, compared with DVA losses of $596 million in the prior year. Credit Portfolio revenue was $243 million, primarily reflecting net interest income and fees on loans, partially offset by net CVA losses on derivative assets and mark-to-market losses on hedges of retained loans.

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
Return on Equity was 17% on $40.0 billion of average allocated capital.

Selected metrics
As of or for the year ended December 31,
(in millions, except headcount)	2011	2010	2009
Selected balance sheet data (period-end)
Total assets	$776,430	$825,150	$706,944
Loans:
Loans retained(a)	68,208	53,145	45,544
Loans held-for-sale and loans at fair value	2,915	3,746	3,567
Total loans	71,123	56,891	49,111
Equity	40,000	40,000	33,000
Selected balance sheet data (average)
Total assets	$812,779	$731,801	$699,039
Trading assets-debt and equity instruments	346,461	307,061	273,624
Trading assets-derivative receivables	73,201	70,289	96,042
Loans:
Loans retained(a)	57,007	54,402	62,722
Loans held-for-sale and loans at fair value	3,119	3,215	7,589
Total loans	60,126	57,617	70,311
Adjusted assets(b)	600,160	540,449	538,724
Equity	40,000	40,000	33,000

Headcount	25,999	26,314	24,654

(a)	Loans retained included credit portfolio loans, leveraged leases and other held-for-investment loans, and excluded loans held-for-sale and loans at fair value.

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

82	JPMorgan Chase & Co./2011 Annual Report

Selected metrics
As of or for the year ended December 31,
(in millions, except ratios)	2011	2010	2009
Credit data and quality statistics
Net charge-offs	$161	$735	$1,904
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)(b)	1,035	3,159	3,196
Nonaccrual loans held-for-sale and loans at fair value	166	460	308
Total nonaccrual loans	1,201	3,619	3,504
Derivative receivables	14	34	529
Assets acquired in loan satisfactions	79	117	203
Total nonperforming assets	1,294	3,770	4,236
Allowance for credit losses:
Allowance for loan losses	1,436	1,863	3,756
Allowance for lending-related commitments	418	447	485
Total allowance for credit losses	1,854	2,310	4,241
Net charge-off rate(a)(c)	0.28%	1.35%	3.04%
Allowance for loan losses to period-end loans retained(a)(c)	2.11	3.51	8.25
Allowance for loan losses to nonaccrual loans retained(a)(b)(c)	139	59	118
Nonaccrual loans to period-end loans	1.69	6.36	7.13
Market risk-average trading and credit portfolio VaR – 95% confidence level
Trading activities:
Fixed income	$50	$65	$160
Foreign exchange	11	11	18
Equities	23	22	47
Commodities and other	16	16	20
Diversification(d)	(42)	(43)	(91)
Total trading VaR(e)	58	71	154
Credit portfolio VaR(f)	33	26	52
Diversification(d)	(15)	(10)	(42)
Total trading and credit portfolio VaR	$76	$87	$164

(a)	Loans retained included credit portfolio loans, leveraged leases and other held-for-investment loans, and excluded loans held-for-sale and loans at fair value.

(b)	Allowance for loan losses of $263 million, $1.1 billion and $1.3 billion were held against these nonaccrual loans at December 31, 2011, 2010 and 2009, respectively.

(c)	Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratio and net charge-off rate.

(d)
Average value-at-risk (“VaR”) was less than the sum of the VaR of the components described above, due to portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(e)
Trading VaR includes substantially all market-making and client-driven activities as well as certain risk management activities in IB, including the credit spread sensitivities of certain mortgage products and syndicated lending facilities that the Firm intends to distribute; however, particular risk parameters of certain products are not fully captured, for example, correlation risk. Trading VaR does not include the DVA on derivative and structured liabilities to reflect the credit quality of the Firm. See VaR discussion on pages 158–160 and the DVA sensitivity table on page 161 of this Annual Report for further details.

(f)
Credit portfolio VaR includes the derivative CVA, hedges of the CVA and mark-to-market (“MTM”) hedges of the retained loan portfolio, which are all reported in principal transactions revenue. This VaR does not include the retained loan portfolio, which is not MTM.

Market shares and rankings(a)
	2011		2010		2009
Year ended December 31,	Market Share	Rankings	Market Share	Rankings	Market Share	Rankings
Global investment banking fees(b)	8.1%	#1	7.6%	#1	9.0%	#1
Debt, equity and equity-related
Global	6.8	1	7.2	1	8.8	1
U.S.	11.1	1	11.1	1	14.8	1
Syndicated loans
Global	11.0	1	8.5	2	8.1	1
U.S.	21.4	1	19.1	2	21.8	1
Long-term debt(c)
Global	6.7	1	7.2	2	8.4	1
U.S.	11.2	1	10.9	2	14.2	1
Equity and equity-related
Global(d)	6.8	3	7.3	3	11.6	1
U.S.	12.5	1	13.1	2	15.5	2
Announced M&A(e)
Global	18.6	2	15.9	4	23.7	3
U.S.	27.5	2	21.9	3	35.6	2

(a) Source: Dealogic. Global Investment Banking fees reflects ranking of fees and market share. Remainder of rankings reflects transaction volume rank and market share. Global announced M&A is based on transaction value at announcement; because of joint M&A assignments, M&A market share of all participants will add up to more than 100%. All other transaction volume-based rankings are based on proceeds, with full credit to each book manager/equal if joint.

(b) Global Investment Banking fees rankings exclude money market, short-term debt and shelf deals.
(c) Long-term debt rankings include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities (“ABS”) and mortgage-backed securities; and exclude money market, short-term debt, and U.S. municipal securities.

(d) Global Equity and equity-related ranking includes rights offerings and Chinese A-Shares.
(e) Announced M&A reflects the removal of any withdrawn transactions. U.S. announced M&A represents any U.S. involvement ranking.

According to Dealogic, the Firm was ranked #1 in Global Investment Banking Fees generated during 2011, based on revenue; #1 in Global Debt, Equity and Equity-related; #1 in Global Syndicated Loans; #1 in Global Long-Term Debt; #3 in Global Equity and Equity-related; and #2 in Global Announced M&A, based on volume.

JPMorgan Chase & Co./2011 Annual Report	83

Management's discussion and analysis

International metrics
Year ended December 31,
(in millions)	2011	2010	2009
Total net revenue(a)
Europe/Middle East/Africa	$8,418	$7,380	$9,164
Asia/Pacific	3,334	3,809	3,470
Latin America/Caribbean	1,079	897	1,157
North America	13,443	14,131	14,318
Total net revenue	$26,274	$26,217	$28,109
Loans retained (period-end)(b)
Europe/Middle East/Africa	$15,905	$13,961	$13,079
Asia/Pacific	7,889	5,924	4,542
Latin America/Caribbean	3,148	2,200	2,523
North America	41,266	31,060	25,400
Total loans	$68,208	$53,145	$45,544

(a)	Regional revenue is based primarily on the domicile of the client and/or location of the trading desk.

(b)	Includes retained loans based on the domicile of the customer. Excludes loans held-for-sale and loans at fair value.

84	JPMorgan Chase & Co./2011 Annual Report

RETAIL FINANCIAL SERVICES

Retail Financial Services serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking. RFS is organized into Consumer & Business Banking and Mortgage Banking (including Mortgage Production and Servicing, and Real Estate Portfolios). Consumer & Business Banking includes branch banking and business banking activities. Mortgage Production and Servicing includes mortgage origination and servicing activities. Real Estate Portfolios comprises residential mortgages and home equity loans, including the PCI portfolio acquired in the Washington Mutual transaction. Customers can use more than 5,500 bank branches (third largest nationally) and more than 17,200 ATMs (second largest nationally), as well as online and mobile banking around the clock. More than 33,500 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. As one of the largest mortgage originators in the U.S., Chase helps customers buy or refinance homes resulting in approximately $150 billion of mortgage originations annually. Chase also services more than 8 million mortgages and home equity loans.

Effective July 1, 2011, RFS was organized into two components: (1) Consumer & Business Banking (formerly Retail Banking) and (2) Mortgage Banking (including Mortgage Production and Servicing, and Real Estate Portfolios). For a further discussion of the business segment reorganization, see Business segment changes on page 79, and Note 33 on pages 300–303 of this Annual Report.

Selected income statement data
Year ended December 31,
(in millions, except ratios)	2011	2010	2009
Revenue
Lending- and deposit-related fees	$3,190	$3,061	$3,897
Asset management, administration and commissions	1,991	1,776	1,665
Mortgage fees and related income	2,714	3,855	3,794
Credit card income	2,025	1,955	1,634
Other income	485	580	424
Noninterest revenue	10,405	11,227	11,414
Net interest income	16,133	17,220	18,383
Total net revenue(a)	26,538	28,447	29,797

Provision for credit losses	3,999	8,919	14,754

Noninterest expense
Compensation expense	8,044	7,072	6,349
Noncompensation expense	11,176	9,135	8,834
Amortization of intangibles	238	276	329
Total noninterest expense	19,458	16,483	15,512
Income/(loss) before income tax expense/(benefit)	3,081	3,045	(469)
Income tax expense/(benefit)	1,403	1,317	(134)
Net income/(loss)	$1,678	$1,728	$(335)
Financial ratios
Return on common equity	7%	7%	(1)%
Overhead ratio	73	58	52
Overhead ratio excluding core deposit intangibles(b)	72	57	51

(a)
Total net revenue included tax-equivalent adjustments associated with tax-exempt loans to municipalities and other qualified entities of $7 million, $8 million and $9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(b)
RFS uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excluded Consumer & Business Banking's CDI amortization expense related to prior business combination transactions of $238 million, $276 million and $328 million for the years ended December 31, 2011, 2010 and 2009, respectively.

2011 compared with 2010
Retail Financial Services reported net income of $1.7 billion, down 3% when compared with the prior year.
Net revenue was $26.5 billion, a decrease of $1.9 billion, or 7%, compared with the prior year. Net interest income was $16.1 billion, down by $1.1 billion, or 6%, reflecting the impact of lower loan balances, due to portfolio runoff, and narrower loan spreads. Noninterest revenue was $10.4 billion, down by $822 million, or 7%, driven by lower mortgage fees and related income partially offset by higher investment sales revenue and higher deposit-related fees.
The provision for credit losses was $4.0 billion, a decrease of $4.9 billion from the prior year. While delinquency trends and net charge-offs improved compared with the prior year, the current-year provision continued to reflect elevated losses in the mortgage and home equity portfolios. The current year provision also included a $230 million net reduction in the allowance for loan losses which reflects a reduction of $1.0 billion in the allowance related to the non-credit-impaired portfolio, as estimated losses in the portfolio have declined, predominantly offset by an increase of $770 million reflecting additional impairment of the Washington Mutual PCI portfolio due to higher-than-expected default frequency relative to modeled lifetime loss estimates. The prior-year provision reflected a higher impairment on the PCI portfolio and higher net charge-offs. See Consumer Credit Portfolio on pages 145–154 of this Annual Report for the net charge-off amounts and rates.
Noninterest expense was $19.5 billion, an increase of $3.0 billion, or 18%, from the prior year driven by elevated foreclosure- and default-related costs, including $1.7 billion for fees and assessments, as well as other costs of foreclosure-related matters during 2011, compared with $350 million in 2010.
2010 compared with 2009
Net income was $1.7 billion, compared with a net loss of $335 million in the prior year.
Net revenue was $28.4 billion, a decrease of $1.4 billion, or 5%, compared with the prior year. Net interest income was $17.2 billion, down by $1.2 billion, or 6%, reflecting the impact of lower loan and deposit balances and narrower

JPMorgan Chase & Co./2011 Annual Report	85

Management's discussion and analysis

loan spreads, partially offset by a shift to wider-spread deposit products. Noninterest revenue was $11.2 billion, a decrease of $187 million, or 2%, compared with the prior year, as lower deposit-related fees were partially offset by higher debit card income.
The provision for credit losses was $8.9 billion, compared with $14.8 billion in the prior year. The current-year provision reflected an addition to the allowance for loan losses of $3.4 billion for the PCI portfolio and a reduction in the allowance for loan losses of $1.7 billion, predominantly for the mortgage loan portfolios. In comparison, the prior-year provision reflected an addition to the allowance for loan losses of $5.5 billion, predominantly for the home equity and mortgage portfolios, and also included an addition of $1.6 billion for the PCI portfolio. While delinquency trends and net charge-offs improved compared with the prior year, the provision continued to reflect elevated losses for the mortgage and home equity portfolios. See Consumer Credit Portfolio on page 145–154 of this Annual Report for the net charge-off amounts and rates.
Noninterest expense was $16.5 billion, an increase of $971 million, or 6%, from the prior year, reflecting higher default-related expense.

Selected metrics
As of or for the year ended December 31,
(in millions, except headcount and ratios)	2011	2010	2009
Selected balance sheet data (period-end)
Total assets	$274,795	$299,950	$322,185
Loans:
Loans retained	232,555	253,904	280,246
Loans held-for-sale and loans at fair value(a)	12,694	14,863	12,920
Total loans	245,249	268,767	293,166
Deposits	395,797	369,925	356,614
Equity	25,000	24,600	22,457
Selected balance sheet data (average)
Total assets	$286,716	$314,046	$344,727
Loans:
Loans retained	241,621	268,902	296,959
Loans held-for-sale and loans at fair value(a)	16,354	15,395	16,236
Total loans	257,975	284,297	313,195
Deposits	380,663	361,525	366,996
Equity	25,000	24,600	22,457

Headcount	133,075	116,882	103,733

As of or for the year ended December 31,
(in millions, except ratios)	2011	2010	2009
Credit data and quality statistics
Net charge-offs	$4,304	$7,221	$9,233
Nonaccrual loans:
Nonaccrual loans retained	7,170	8,568	10,373
Nonaccrual loans held-for-sale and loans at fair value	103	145	234
Total nonaccrual loans(b)(c)(d)	7,273	8,713	10,607
Nonperforming assets(b)(c)(d)	8,064	9,999	11,761
Allowance for loan losses	15,247	15,554	13,734
Net charge-off rate(e)	1.78%	2.69%	3.11%
Net charge-off rate excluding PCI loans(e)(f)	2.49	3.76	4.36
Allowance for loan losses to ending loans retained	6.56	6.13	4.90
Allowance for loan losses to ending loans retained excluding PCI loans(f)	5.71	5.86	6.11
Allowance for loan losses to nonaccrual loans retained(b)(f)	133	124	117
Nonaccrual loans to total loans	2.97	3.24	3.62
Nonaccrual loans to total loans excluding PCI loans(b)	4.05	4.45	5.01

(a)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets.

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

(d)
At December 31, 2011, 2010 and 2009, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $11.5 billion, $9.4 billion and $9.0 billion, respectively, that are 90 or more days past due; and (2) real estate owned insured by U.S. government agencies of $954 million, $1.9 billion and $579 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 14 on pages 231–252 of this Annual Report which summarizes loan delinquency information.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the net charge-off rate.

(f)
Excludes the impact of PCI loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management's estimate, as of that date, of credit losses over the remaining life of the portfolio. An allowance for loan losses of $5.7 billion, $4.9 billion and $1.6 billion was recorded for these loans at December 31, 2011, 2010 and 2009, respectively; these amounts were also excluded from the applicable ratios. To date, no charge-offs have been recorded for these loans.

86	JPMorgan Chase & Co./2011 Annual Report

Consumer & Business Banking

Selected income statement data
Year ended December 31,
(in millions, except ratios)	2011	2010	2009
Noninterest revenue	$7,201	$6,844	$7,204
Net interest income	10,809	10,884	10,864
Total net revenue	18,010	17,728	18,068

Provision for credit losses	419	630	1,176

Noninterest expense	11,202	10,717	10,421
Income before income tax expense	6,389	6,381	6,471
Net income	$3,816	$3,652	$3,915
Overhead ratio	62%	60%	58%
Overhead ratio excluding core deposit intangibles(a)	61	59	56

(a)
Consumer & Business Banking uses the overhead ratio (excluding the amortization of CDI), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excluded Consumer & Business Banking's CDI amortization expense related to prior business combination transactions of $238 million and $276 million and $328 million for the years ended December 31, 2011, 2010 and 2009, respectively.

2011 compared with 2010
Consumer & Business Banking reported net income of $3.8 billion, an increase of $164 million, or 4%, compared with the prior year.
Net revenue was $18.0 billion, up 2%, from the prior year. Net interest income was $10.8 billion, relatively flat compared with the prior year, as the impact from higher deposit balances was offset predominantly by the effect of lower deposit spreads. Noninterest revenue was $7.2 billion, an increase of 5%, driven by higher investment sales revenue and higher deposit-related fees.
The provision for credit losses was $419 million, compared with $630 million in the prior year. Net charge-offs were $494 million, compared with $730 million in the prior year.
Noninterest expense was $11.2 billion, up 5%, from the prior year resulting from investment in sales force and new branch builds.
2010 compared with 2009
Consumer & Business Banking reported net income of $3.7 billion, a decrease of $263 million, or 7%, compared with the prior year.
Total net revenue was $17.7 billion, down 2% compared with the prior year. The decrease was driven by lower deposit-related fees, largely offset by higher debit card income and a shift to wider-spread deposit products.
The provision for credit losses was $630 million, down $546 million compared with the prior year. The current-year provision reflected lower net charge-offs and a reduction of $100 million to the allowance for loan losses due to lower estimated losses, compared with a $300 million addition to the allowance for loan losses in the prior year. Net charge-offs were $730 million, compared with $876 million in the prior year.
Noninterest expense was $10.7 billion, up 3% compared with the prior year, resulting from sales force increases in Business Banking and bank branches.

JPMorgan Chase & Co./2011 Annual Report	87

Management's discussion and analysis

Selected metrics
As of or for the year ended December 31,
(in millions, except ratios)	2011	2010	2009
Business metrics
Business banking origination volume	$5,827	$4,688	$2,299
End-of-period loans	17,652	16,812	16,974
End-of-period deposits:
Checking	147,779	131,702	123,220
Savings	191,891	170,604	156,140
Time and other	36,743	45,967	58,185
Total end-of-period deposits	376,413	348,273	337,545
Average loans	17,121	16,863	17,991
Average deposits:
Checking	136,579	123,490	116,568
Savings	182,587	166,112	151,909
Time and other	41,574	51,149	76,550
Total average deposits	360,740	340,751	345,027
Deposit margin	2.82%	3.00%	2.92%
Average assets	$29,729	$29,307	$29,791

Selected metrics
As of or for the year ended December 31,
(in millions, except ratios and where otherwise noted)	2011	2010	2009
Credit data and quality statistics
Net charge-offs	$494	$730	$876
Net charge-off rate	2.89%	4.32%	4.87%
Allowance for loan losses	$798	$875	$977
Nonperforming assets	710	846	839
Retail branch business metrics
Investment sales volume	$22,716	$23,579	$21,784
Client investment assets	137,853	133,114	120,507
% managed accounts	24%	20%	13%
Number of:
Branches	5,508	5,268	5,154
Chase Private Client branch locations	262	16	16
ATMs	17,235	16,145	15,406
Personal bankers(a)	24,308	21,735	18,009
Sales specialists(a)	6,017	4,876	3,915
Client advisors	3,201	3,066	2,731
Active online customers (in thousands)(a)	17,334	16,855	14,627
Active mobile customers (in thousands)(a)	8,391	5,337	1,249
Chase Private Clients	21,723	4,242	2,933
Checking accounts (in thousands)	26,626	27,252	25,712
(a) In 2011, the classification of personal bankers, sales specialists, and active online and mobile customers was refined; as such, prior periods have been revised to conform with the current presentation.

88	JPMorgan Chase & Co./2011 Annual Report

Mortgage Production and Servicing

Selected income statement data
Year ended December 31,
(in millions, except ratios)	2011	2010	2009
Mortgage fees and related income	$2,714	$3,855	$3,794
Other noninterest revenue	452	413	442
Net interest income	770	904	973
Total net revenue	3,936	5,172	5,209

Provision for credit losses	5	58	15

Noninterest expense	6,735	4,139	3,244
Income/(loss) before income tax expense/(benefit)	(2,804)	975	1,950
Net income/(loss)	$(1,832)	$569	$1,199
Overhead ratio	171%	80%	62%

Functional results
Production
Production revenue	$3,395	$3,440	$2,115
Production-related net interest & other income	840	869	1,079
Production-related revenue, excluding repurchase losses	4,235	4,309	3,194
Production expense	1,895	1,613	1,575
Income, excluding repurchase losses	2,340	2,696	1,619
Repurchase losses	(1,347)	(2,912)	(1,612)
Income/(loss) before income tax expense/(benefit)	993	(216)	7
Servicing
Loan servicing revenue	4,134	4,575	4,942
Servicing-related net interest & other income	390	433	240
Servicing-related revenue	4,524	5,008	5,182
MSR asset modeled amortization	(1,904)	(2,384)	(3,279)
Default servicing expense(a)	3,814	1,747	1,002
Core servicing expense	1,031	837	682
Income/(loss), excluding MSR risk management	(2,225)	40	219
MSR risk management, including related net interest income/(expense)(b)	(1,572)	1,151	1,724
Income/(loss) before income tax expense/(benefit)	(3,797)	1,191	1,943
Net income/(loss)	$(1,832)	$569	$1,199

Selected income statement data
Year ended December 31,
(in millions)	2011	2010	2009
Supplemental mortgage fees and related income details
Net production revenue:
Production revenue	$3,395	$3,440	$2,115
Repurchase losses	(1,347)	(2,912)	(1,612)
Net production revenue	2,048	528	503
Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	4,134	4,575	4,942
Changes in MSR asset fair value due to modeled amortization	(1,904)	(2,384)	(3,279)
Total operating revenue	2,230	2,191	1,663
Risk management:
Changes in MSR asset fair value due to inputs or assumptions in model	(7,117)	(2,268)	5,804
Derivative valuation adjustments and other	5,553	3,404	(4,176)
Total risk management(b)	(1,564)	1,136	1,628
Total net mortgage servicing revenue	666	3,327	3,291
Mortgage fees and related income	$2,714	$3,855	$3,794

(a)
Includes $1.7 billion of fees and assessments, as well as other costs of foreclosure-related matters for the year ended December 31, 2011, and $350 million for foreclosure-related matters for the year ended December 31, 2010.

(b)
Predominantly includes: (1) changes in the MSR asset fair value due to changes in market interest rates and other modeled inputs and assumptions, and (2) changes in the value of the derivatives used to hedge the MSR asset. See Note 17 on pages 267–271 of this Annual Report for further information regarding changes in value of the MSR asset and related hedges.

2011 compared with 2010
Mortgage Production and Servicing reported a net loss of $1.8 billion, compared with net income of $569 million in the prior year.
Mortgage production pretax income was $993 million, compared with a pretax loss of $216 million in the prior year. Production-related revenue, excluding repurchase losses, was $4.2 billion, a decrease of 2% from the prior year reflecting lower volumes and narrower margins when compared with the prior year. Production expense was $1.9 billion, an increase of $282 million, or 17%, reflecting a strategic shift to higher-cost retail originations both through the branch network and direct to the consumer. Repurchase losses were $1.3 billion, compared with prior-year repurchase losses of $2.9 billion, which included a $1.6 billion increase in the repurchase reserve.

JPMorgan Chase & Co./2011 Annual Report	89

Management's discussion and analysis

Mortgage servicing, including MSR risk management, resulted in a pretax loss of $3.8 billion, compared with pretax income of $1.2 billion in the prior year. Servicing-related revenue was $4.5 billion, a decline of 10% from the prior year, as a result of the decline in third-party loans serviced. MSR asset amortization was $1.9 billion, compared with $2.4 billion in the prior year; this reflected reduced amortization as a result of a lower MSR asset value. Servicing expense was $4.8 billion, an increase of $2.3 billion, driven by $1.7 billion recorded for fees and assessments, and other costs of foreclosures-related matters, as well as higher core and default servicing costs. MSR risk management was a loss of $1.6 billion, compared with income of $1.2 billion in the prior year, driven by refinements to the valuation model and related inputs. See Note 17 on pages 267-271 of this Annual Report for further information regarding changes in value of the MSR asset and related hedges.
2010 compared with 2009
Mortgage Production and Servicing reported net income of $569 million, a decrease of $630 million, or 53%, from the prior year.
Mortgage production pretax loss was $216 million, compared with pretax income of $7 million in the prior year. Production-related revenue, excluding repurchase losses, was $4.3 billion, an increase of 35% from the prior year reflecting wider mortgage margins and higher origination volumes when compared with the prior year. Production expense was $1.6 billion, an increase of $38 million, due to increased volumes. Repurchase losses were $2.9 billion, compared with prior-year repurchase losses of $1.6 billion. The current year losses included a $1.6 billion increase in the repurchase reserve, reflecting higher estimated future repurchase demands.
Mortgage servicing, including MSR risk management, resulted in pretax income of $1.2 billion, compared with pretax income of $1.9 billion in the prior year. Servicing-related revenue was $5.0 billion, a decline of 3% from the prior year, as a result of the decline in third-party loans serviced. MSR asset amortization was $2.4 billion compared with $3.3 billion in the prior year, reflecting reduced amortization as a result of a lower MSR asset value. Servicing expense was $2.6 billion, an increase of $900 million, driven by higher core and default servicing costs, including $350 million for foreclosure-related matters. MSR risk management income was $1.2 billion, compared with income of $1.7 billion in the prior year.

Selected metrics
As of or for the year ended December 31,
(in millions, except ratios and where otherwise noted)	2011	2010	2009
Selected balance sheet data
End-of-period loans:
Prime mortgage, including option ARMs(a)	$16,891	$14,186	$11,964
Loans held-for-sale and loans at fair value(b)	12,694	14,863	12,920
Average loans:
Prime mortgage, including option ARMs(a)	14,580	13,422	8,894
Loans held-for-sale and loans at fair value(b)	16,354	15,395	16,236
Average assets	59,891	57,778	51,317
Repurchase reserve (ending)	3,213	3,000	1,448
Credit data and quality statistics
Net charge-offs:
Prime mortgage, including option ARMs	5	41	14
Net charge-off rate:
Prime mortgage, including option ARMs	0.03%	0.31%	0.17%
30+ day delinquency rate(c)	3.15	3.44	2.89
Nonperforming assets(d)	$716	$729	$575
Business metrics (in billions)
Origination volume by channel
Retail	$87.2	$68.8	$53.9
Wholesale(e)	0.5	1.3	3.6
Correspondent(e)	52.1	75.3	81.0
CNT (negotiated transactions)	5.8	10.2	12.2
Total origination volume	$145.6	$155.6	$150.7
Application volume by channel
Retail	$137.2	$115.1	$90.9
Wholesale(e)	1.0	2.4	4.9
Correspondent(e)	66.5	97.3	110.8
Total application volume	$204.7	$214.8	$206.6
Third-party mortgage loans serviced (ending)	$902.2	$967.5	$1,082.1
Third-party mortgage loans serviced (average)	937.6	1,037.6	1,119.1
MSR net carrying value (ending)	7.2	13.6	15.5
Ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending)	0.80%	1.41%	1.43%
Ratio of loan servicing revenue to third-party mortgage loans serviced (average)	0.44	0.44	0.44
MSR revenue multiple(f)	1.82x	3.20x	3.25x

(a)
Predominantly represents prime loans repurchased from Government National Mortgage Association (“Ginnie Mae”) pools, which are insured by U.S. government agencies. See further discussion of loans repurchased from Ginnie Mae pools in Mortgage repurchase liability on pages 115–118 of this Annual Report.

(b)	Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. These loans

90	JPMorgan Chase & Co./2011 Annual Report

totaled $12.7 billion, $14.7 billion and $12.5 billion at December 31, 2011, 2010 and 2009, respectively. Average balances of these loans totaled $16.3 billion, $15.2 billion and $15.8 billion for the years ended December 31, 2011, 2010 and 2009, respectively.

(c)
At December 31, 2011, 2010 and 2009, excluded mortgage loans insured by U.S. government agencies of $12.6 billion, $10.3 billion and $9.7 billion, respectively, that are 30 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 14 on pages 231–252 of this Annual Report which summarizes loan delinquency information.

(d)
At December 31, 2011, 2010 and 2009, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $11.5 billion, $9.4 billion and $9.0 billion, respectively, that are 90 or more days past due; and (2) real estate owned insured by U.S. government agencies of $954 million, $1.9 billion and $579 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 14 on pages 231–252 of this Annual Report which summarizes loan delinquency information.

(e)
Includes rural housing loans sourced through brokers and correspondents, which are underwritten and closed in conjunction with the U.S. Department of Agriculture Rural Development, who acts as the guarantor in the transaction.

(f)Represents the ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending) divided by the ratio of loan servicing revenue to third-party mortgage loans serviced (average).

Mortgage Production and Servicing revenue comprises the following:
Net production revenue – Includes net gains or losses on originations and sales of prime and subprime mortgage loans, other production-related fees and losses related to the repurchase of previously-sold loans.

Net mortgage servicing revenue includes the following components:
(a) Operating revenue comprises:
– all gross income earned from servicing third-party mortgage loans including stated service fees, excess service fees, late fees and other ancillary fees; and
– modeled MSR asset amortization (or time decay).
(b) Risk management comprises:
– changes in MSR asset fair value due to market-based inputs such as interest rates, as well as updates to assumptions used in the MSR valuation model; and
– derivative valuation adjustments and other, which represents changes in the fair value of derivative instruments used to offset the impact of changes in interest rates to the MSR valuation model.
Mortgage origination channels comprise the following:
Retail – Borrowers buy or refinance a home through direct contact with a mortgage banker employed by the Firm using a branch office, the Internet or by phone. Borrowers are frequently referred to a mortgage banker by a banker in a Chase branch, real estate brokers, home builders or other third parties.

Wholesale – Third-party mortgage brokers refer loan application packages to the Firm. The Firm then underwrites and funds the loan. Brokers are independent loan originators that specialize in counseling applicants on available home financing options, but do not provide funding for loans. Chase materially eliminated broker-originated loans in 2008, with the exception of a small number of loans guaranteed by the U.S. Department of Agriculture under its Section 502 Guaranteed Loan program that serves low-and-moderate income families in small rural communities.

Correspondent – Banks, thrifts, other mortgage banks and other financial institutions sell closed loans to the Firm.
Correspondent negotiated transactions (“CNTs”) – Mid-to-large-sized mortgage lenders, banks and bank-owned mortgage companies sell servicing to the Firm on an as-originated basis (excluding sales of bulk servicing). These transactions supplement traditional production channels and provide growth opportunities in the servicing portfolio in periods of stable and rising interest rates.

JPMorgan Chase & Co./2011 Annual Report	91

Management's discussion and analysis

Real Estate Portfolios

Selected income statement data
Year ended December 31, (in millions, except ratios)	2011	2010	2009
Noninterest revenue	$38	$115	$(26)
Net interest income	4,554	5,432	6,546
Total net revenue	4,592	5,547	6,520

Provision for credit losses	3,575	8,231	13,563

Noninterest expense	1,521	1,627	1,847
Income/(loss) before income tax expense/(benefit)	(504)	(4,311)	(8,890)
Net income/(loss)	$(306)	$(2,493)	$(5,449)
Overhead ratio	33%	29%	28%

2011 compared with 2010
Real Estate Portfolios reported a net loss of $306 million, compared with a net loss of $2.5 billion in the prior year. The improvement was driven by a lower provision for credit losses, partially offset by lower net revenue.
Net revenue was $4.6 billion, down by $955 million, or 17%, from the prior year. The decrease was driven by a decline in net interest income as a result of lower loan balances due to portfolio runoff and narrower loan spreads.
The provision for credit losses was $3.6 billion, compared with $8.2 billion in the prior year, reflecting an improvement in charge-off trends and a net reduction of the allowance for loan losses of $230 million. The net change in the allowance reflected a $1.0 billion reduction related to the non-credit-impaired portfolios as estimated losses declined, predominately offset by an increase of $770 million reflecting additional impairment of the Washington Mutual PCI portfolio due to higher-than-expected default frequency relative to modeled lifetime loss estimates. The prior-year provision reflected a higher impairment of the PCI portfolio and higher net charge-offs. See Consumer Credit Portfolio on pages 145–154 of this Annual Report for the net charge-off amounts and rates.
Noninterest expense was $1.5 billion, down by $106 million, or 7%, from the prior year, reflecting a decrease in foreclosed asset expense due to temporary delays in foreclosure activity.
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
The provision for credit losses was $8.2 billion, compared with $13.6 billion in the prior year. The current-year provision reflected a $1.9 billion reduction in net charge-

offs and a $1.6 billion reduction in the allowance for the mortgage loan portfolios. This reduction in the allowance for loan losses included the effect of $632 million of charge-offs related to an adjustment of the estimated net realizable value of the collateral underlying delinquent residential home loans. The remaining reduction of the allowance of approximately $950 million was a result of an improvement in delinquencies and lower estimated losses, compared with prior year additions of $3.6 billion for the home equity and mortgage portfolios. Additionally, the current-year provision reflected an addition to the allowance for loan losses of $3.4 billion for the PCI portfolio, compared with a prior year addition of $1.6 billion for this portfolio. See Consumer Credit Portfolio on pages 145–154 of this Annual Report for the net charge-off amounts and rates.
Noninterest expense was $1.6 billion, down by $220 million, or 12%, from the prior year, reflecting lower default-related expense.
PCI Loans
Included within Real Estate Portfolios are PCI loans that the Firm acquired in the Washington Mutual transaction. For PCI loans, the excess of the undiscounted gross cash flows expected to be collected over the carrying value of the loans (the “accretable yield”) is accreted into interest income at a level rate of return over the expected life of the loans.
The net spread between the PCI loans and the related liabilities are expected to be relatively constant over time, except for any basis risk or other residual interest rate risk that remains and for certain changes in the accretable yield percentage (e.g., from extended loan liquidation periods and from prepayments). As of December 31, 2011, the remaining weighted-average life of the PCI loan portfolio is expected to be 7.5 years. The loan balances are expected to decline more rapidly in the earlier years as the most troubled loans are liquidated, and more slowly thereafter as the remaining troubled borrowers have limited refinancing opportunities. Similarly, default and servicing expense are expected to be higher in the earlier years and decline over time as liquidations slow down.
To date the impact of the PCI loans on Real Estate Portfolios’ net income has been negative. This is due to the current net spread of the portfolio, the provision for loan losses recognized subsequent to its acquisition, and the higher level of default and servicing expense associated with the portfolio. Over time, the Firm expects that this portfolio will contribute positively to net income.
For further information, see Note 14, PCI loans, on pages 248–249 of this Annual Report.

92	JPMorgan Chase & Co./2011 Annual Report

Selected metrics
As of or for the year ended December 31, (in millions)	2011	2010	2009
Loans excluding PCI(a)
End-of-period loans owned:
Home equity	$77,800	$88,385	$101,425
Prime mortgage, including option ARMs	44,284	49,768	55,891
Subprime mortgage	9,664	11,287	12,526
Other	718	857	671
Total end-of-period loans owned	$132,466	$150,297	$170,513
Average loans owned:
Home equity	$82,886	$94,835	$108,333
Prime mortgage, including option ARMs	46,971	53,431	62,155
Subprime mortgage	10,471	12,729	13,901
Other	773	954	841
Total average loans owned	$141,101	$161,949	$185,230
PCI loans(a)
End-of-period loans owned:
Home equity	$22,697	$24,459	$26,520
Prime mortgage	15,180	17,322	19,693
Subprime mortgage	4,976	5,398	5,993
Option ARMs	22,693	25,584	29,039
Total end-of-period loans owned	$65,546	$72,763	$81,245
Average loans owned:
Home equity	$23,514	$25,455	$27,627
Prime mortgage	16,181	18,526	20,791
Subprime mortgage	5,170	5,671	6,350
Option ARMs	24,045	27,220	30,464
Total average loans owned	$68,910	$76,872	$85,232
Total Real Estate Portfolios
End-of-period loans owned:
Home equity	$100,497	$112,844	$127,945
Prime mortgage, including option ARMs	82,157	92,674	104,623
Subprime mortgage	14,640	16,685	18,519
Other	718	857	671
Total end-of-period loans owned	$198,012	$223,060	$251,758
Average loans owned:
Home equity	$106,400	$120,290	$135,960
Prime mortgage, including option ARMs	87,197	99,177	113,410
Subprime mortgage	15,641	18,400	20,251
Other	773	954	841
Total average loans owned	$210,011	$238,821	$270,462
Average assets	$197,096	$226,961	$263,619
Home equity origination volume	1,127	1,203	2,479

(a)	PCI loans represent loans acquired in the Washington Mutual transaction for which a deterioration in credit quality occurred between the origination date and JPMorgan Chase's acquisition date.

These loans were initially recorded at fair value and accrete interest income over the estimated lives of the loans as long as cash flows are reasonably estimable, even if the underlying loans are contractually past due.

Credit data and quality statistics
As of or for the year ended December 31, (in millions, except ratios)	2011	2010	2009
Net charge-offs excluding PCI loans:(a)
Home equity	$2,472	$3,444	$4,682
Prime mortgage, including option ARMs	682	1,573	1,935
Subprime mortgage	626	1,374	1,648
Other	25	59	78
Total net charge-offs	$3,805	$6,450	$8,343
Net charge-off rate excluding PCI loans:(a)
Home equity	2.98%	3.63%	4.32%
Prime mortgage, including option ARMs	1.45	2.95	3.11
Subprime mortgage	5.98	10.82	11.86
Other	3.23	5.90	9.75
Total net charge-off rate excluding PCI loans	2.70	3.98	4.50
Net charge-off rate – reported:
Home equity	2.32%	2.86%	3.45%
Prime mortgage, including option ARMs	0.78	1.59	1.70
Subprime mortgage	4.00	7.47	8.16
Other	3.23	5.90	9.75
Total net charge-off rate – reported	1.81	2.70	3.08
30+ day delinquency rate excluding PCI loans(b)	5.69%	6.45%	7.73%
Allowance for loan losses	$14,429	$14,659	$12,752
Nonperforming assets(c)	6,638	8,424	10,347
Allowance for loan losses to ending loans retained	7.29%	6.57%	5.06%
Allowance for loan losses to ending loans retained excluding PCI loans(a)	6.58	6.47	6.55

(a)
Excludes the impact of PCI loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management's estimate, as of that date, of credit losses over the remaining life of the portfolio. An allowance for loan losses of $5.7 billion, $4.9 billion and $1.6 billion was recorded for these loans at December 31, 2011, 2010 and 2009, respectively; these amounts were also excluded from the applicable ratios. To date, no charge-offs have been recorded for these loans.

(b)	The delinquency rate for PCI loans was 23.30%, 28.20% and 27.62% at December 31, 2011, 2010 and 2009, respectively.

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

JPMorgan Chase & Co./2011 Annual Report	93

Management's discussion and analysis

CARD SERVICES & AUTO

Card Services & Auto is one of the nation’s largest credit card issuers, with over $132 billion in credit card loans. Customers have over 65 million open credit card accounts (excluding the commercial card portfolio), and used Chase credit cards to meet over $343 billion of their spending needs in 2011. Through its Merchant Services business, Chase Paymentech Solutions, Card is a global leader in payment processing and merchant acquiring. Consumers also can obtain loans through more than 17,200 auto dealerships and 2,000 schools and universities nationwide.

Effective July 1, 2011, Card includes Auto and Student Lending. For a further discussion of the business segment reorganization, see Business segment changes on page 79, and Note 33 on pages 300–303 of this Annual Report.

Selected income statement data – managed basis(a)(b)
Year ended December 31, (in millions, except ratios)	2011	2010	2009
Revenue
Credit card income	$4,127	$3,514	$3,613
All other income	765	764	93
Noninterest revenue(c)	4,892	4,278	3,706
Net interest income	14,249	16,194	19,493
Total net revenue(d)	19,141	20,472	23,199

Provision for credit losses	3,621	8,570	19,648

Noninterest expense
Compensation expense	1,826	1,651	1,739
Noncompensation expense	5,818	5,060	4,362
Amortization of intangibles	401	467	516
Total noninterest expense(e)	8,045	7,178	6,617
Income/(loss) before income tax expense/(benefit)	7,475	4,724	(3,066)
Income tax expense/(benefit)	2,931	1,852	(1,273)
Net income/(loss)	$4,544	$2,872	$(1,793)
Memo: Net securitization income/(loss)	NA	NA	(474)
Financial ratios(a)
Return on common equity	28%	16%	(10)%
Overhead ratio	42	35	29

(a)	Effective January 1, 2011, the commercial card business that was previously in TSS was transferred to Card. There is no material impact on the financial data; prior-year periods were not revised.

(b)
Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. As a result of the consolidation of the securitization trusts, reported and managed basis are equivalent for periods beginning after January 1, 2010. See Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 76–78 of this Annual Report for additional information. Also, for further details regarding the Firm’s application and impact of the VIE guidance, see Note 16 on pages 256–267 of this Annual Report.

(c)	Included Commercial Card noninterest revenue of $290 million for the year ended December 31, 2011.

(d)	Total net revenue included tax-equivalent adjustments associated with tax-exempt loans to certain qualified entities of $2 million, $7 million and $13 million for the years ended December 31, 2011,

2010 and 2009, respectively.

(e)	Included Commercial Card noninterest expense of $298 million for the year ended December 31, 2011.
NA: Not applicable
2011 compared with 2010
Net income was $4.5 billion, compared with $2.9 billion in the prior year. The increase was driven primarily by lower net charge-offs, partially offset by a lower reduction in the allowance for loan losses compared with the prior year.
Net revenue was $19.1 billion, a decrease of $1.3 billion, or 7%, from the prior year. Net interest income was $14.2 billion, down by $1.9 billion, or 12%. The decrease was driven by lower average loan balances, the impact of legislative changes, and a decreased level of fees. These decreases were largely offset by lower revenue reversals associated with lower charge-offs. Noninterest revenue was $4.9 billion, an increase of $614 million, or 14%, from the prior year. The increase was driven by the transfer of the Commercial Card business to Card from Treasury & Securities Services in the first quarter of 2011, higher net interchange income, and lower partner revenue-sharing due to the impact of the Kohl's portfolio sale. These increases were partially offset by lower revenue from fee-based products. Excluding the impact of the Commercial Card business, noninterest revenue increased 8%.
The provision for credit losses was $3.6 billion, compared with $8.6 billion in the prior year. The current-year provision reflected lower net charge-offs and an improvement in delinquency rates, as well as a reduction of $3.9 billion to the allowance for loan losses due to lower estimated losses. The prior-year provision included a reduction of $6.2 billion to the allowance for loan losses. The net charge-off rate was 3.99%, down from 7.12% in the prior year; the 30+ day delinquency rate was 2.32%, down from 3.23% in the prior year. Excluding the Washington Mutual and Commercial Card portfolios, the Credit Card net charge-off rate1 was 4.93%, down from 8.72% in the prior year; and the 30+ day delinquency rate1 was 2.54%, down from 3.66% in the prior year. The Auto net charge-off rate was 0.32%, down from 0.63% in the prior year. The Student net charge-off rate was 3.10%, up from 2.61% in the prior year.
Noninterest expense was $8.0 billion, an increase of $867 million, or 12%, from the prior year, due to higher marketing expense and the inclusion of the Commercial Card business. Excluding the impact of the Commercial Card business, noninterest expense increased 8%.
In May 2009, the CARD Act was enacted. The changes required by the CARD Act were fully implemented by the end of the fourth quarter of 2010. The total estimated reduction in net income resulting from the CARD Act was approximately $750 million and $300 million in 2011 and 2010, respectively.

94	JPMorgan Chase & Co./2011 Annual Report

2010 compared with 2009
Net income was $2.9 billion, compared with a net loss of $1.8 billion in the prior year. The improved results were driven by a lower provision for credit losses, partially offset by lower net revenue.
End-of-period loans were $200.5 billion, a decrease of $24.7 billion, or 11%, from the prior year. Average loans were $207.9 billion, a decrease of $24.2 billion, or 10%, from the prior year. The declines in both end-of-period and average loans were predominantly due to a decline in Credit Card in lower-yielding promotional balances and the Washington Mutual portfolio runoff.
Net revenue was $20.5 billion, a decrease of $2.7 billion, or 12%, from the prior year. Net interest income was $16.2 billion, down by $3.3 billion, or 17%. The decrease in net interest income was driven by lower average loan balances, the impact of legislative changes, and a decreased level of fees. These decreases were offset partially by lower revenue reversals associated with lower charge-offs. Noninterest revenue was $4.3 billion, an increase of $572 million, or 15%, driven by the prior-year write-down of securitization interests and higher auto operating lease income, offset partially by lower revenue from fee-based products.
The provision for credit losses was $8.6 billion, compared with $19.6 billion in the prior year. The current-year provision reflected lower net charge-offs and a reduction of $6.2 billion to the allowance for loan losses due to lower estimated losses. The prior-year provision included an addition of $2.7 billion to the allowance for loan losses. The net charge-off rate was 7.12%, down from 7.37% in the prior year; and the 30+ day delinquency rate was 3.23%, down from 5.02% in the prior year. Card Services, excluding the Washington Mutual portfolio, net charge-off rate1 was 8.72%, up from 8.45% in the prior year; and the 30+ day delinquency rate1 was 3.66%, down from 5.52% in the prior year. The auto loan net charge-off rate was 0.63%, down from 1.44% in the prior year. The student loan net charge-off rate was 2.61%, up from 1.77% in the prior year.
Noninterest expense was $7.2 billion, an increase of $561 million, or 8%, due to higher marketing expense and higher auto operating lease depreciation expense.

1 For Credit Card, includes loans held-for-sale, which are non-GAAP financial measures, to provide more meaningful measures that enable comparability with prior periods.

Selected metrics
As of or for the year ended December 31, (in millions, except headcount and ratios)	2011	2010	2009
Selected balance sheet data (period-end)(a)
Managed assets	$208,467	$208,793	$255,029
Loans:
Credit Card	132,277	137,676	78,786
Auto	47,426	48,367	46,031
Student	13,425	14,454	15,747
Total loans on balance sheets	193,128	200,497	140,564
Securitized credit card loans(b)	NA	NA	84,626
Total loans(c)	$193,128	$200,497	$225,190
Equity	16,000	18,400	17,543
Selected balance sheet data (average)(a)
Managed assets	$201,162	$213,041	$255,519
Loans:
Credit Card	128,167	144,367	87,029
Auto	47,034	47,603	43,558
Student	13,986	15,945	16,108
Total average loans on balance sheets	189,187	207,915	146,695
Securitized credit card loans(b)	NA	NA	85,378
Total average loans(d)	$189,187	$207,915	$232,073
Equity	$16,000	$18,400	$17,543
Headcount(a)	27,585	25,733	27,914
Credit data and quality statistics(a)(b)
Net charge-offs:
Credit Card	$6,925	$14,037	$16,077
Auto	152	298	627
Student	434	387	253
Total net charge-offs	$7,511	$14,722	$16,957
Net charge-off rate:
Credit Card(e)	5.44%	9.73%	9.33%
Auto	0.32	0.63	1.44
Student(f)	3.10	2.61	1.77
Total net charge-off rate	3.99	7.12	7.37

JPMorgan Chase & Co./2011 Annual Report	95

Management's discussion and analysis

Selected metrics
As of or for the year ended December 31, (in millions, except ratios and where otherwise noted)	2011	2010	2009
Delinquency rates
30+ day delinquency rate:
Credit Card(g)	2.81%	4.14%	6.28%
Auto	1.13	1.22	1.63
Student(h)(i)	1.78	1.53	1.50
Total 30+ day delinquency rate	2.32	3.23	5.02
90+ day delinquency rate – Credit Card(g)	1.44	2.25	3.59
Nonperforming assets(j)	$228	$269	$340
Allowance for loan losses:
Credit Card(k)	$6,999	$11,034	$9,672
Auto and Student	1,010	899	1,042
Total allowance for loan losses	$8,009	$11,933	$10,714
Allowance for loan losses to period-end loans:
Credit Card(g)(k)	5.30%	8.14%	12.28%
Auto and Student(h)	1.66	1.43	1.73
Total allowance for loan losses to period-end loans	4.15	6.02	7.72
Business metrics
Credit Card, excluding Commercial Card(a)
Sales volume (in billions)	$343.7	$313.0	$294.1
New accounts opened	8.8	11.3	10.2
Open accounts(l)	65.2	90.7	93.3
Merchant Services
Bank card volume (in billions)	$553.7	$469.3	$409.7
Total transactions (in billions)	24.4	20.5	18.0
Auto and Student
Origination volume (in billions)
Auto	$21.0	$23.0	$23.7
Student	0.3	1.9	4.2

The following are brief descriptions of selected business metrics within Card Services & Auto.
Sales volume – Dollar amount of cardmember purchases, net of returns.
Open accounts – Cardmember accounts with charging privileges.
Merchant Services business – A business that processes bank card transactions for merchants.
Bank card volume – Dollar amount of transactions processed for merchants.
Total transactions – Number of transactions and authorizations processed for merchants.
Auto origination volume - Dollar amount of loans and leases originated.
Commercial Card provides a wide range of payment services to corporate and public sector clients worldwide through the commercial card products. Services include procurement, corporate travel and entertainment, expense management services and business-to-business payment solutions.

As of or for the year ended December 31, (in millions, except ratios)	2011	2010	2009
Supplemental information(a)(m)
Card Services, excluding Washington Mutual portfolio
Loans (period-end)	$121,224	$123,943	$143,759
Average loans	116,186	128,312	148,765
Net interest income(n)	8.70%	8.86%	8.97%
Net revenue(n)	11.74	11.22	10.63
Risk adjusted margin(n)(o)	9.39	5.81	1.39
Net charge-offs	$5,668	$11,191	$12,574
Net charge-off rate(e)	4.88%	8.72%	8.45%
30+ day delinquency rate(g)	2.53	3.66	5.52
90+ day delinquency rate(g)	1.29	1.98	3.13
Card Services, excluding Washington Mutual and Commercial Card portfolios
Loans (period-end)	$119,966	$123,943	$143,759
Average loans	114,828	128,312	148,765
Net interest income(n)	8.87%	8.86%	8.97%
Net revenue(n)	11.69	11.22	10.63
Risk adjusted margin(n)(o)	9.32	5.81	1.39
Net charge-offs	$5,666	$11,191	$12,574
Net charge-off rate(e)	4.93%	8.72%	8.45%
30+ day delinquency rate(g)(p)	2.54	3.66	5.52
90+ day delinquency rate(g)(q)	1.30	1.98	3.13

(a)
Effective January 1, 2011, the Commercial Card business that was previously in TSS was transferred to Card. There is no material impact on the financial data; prior-year periods were not revised. The commercial card portfolio is excluded from business metrics and supplemental information where noted. Headcount included 1,274 employees related to the transfer of this business.

(b)
Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. As a result of the consolidation of the credit card securitization trusts, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. For further details regarding the Firm’s application and impact of the guidance, see Note 16 on pages 256–267 of this Annual Report.

(c)	Total period-end loans included loans held-for-sale of $102 million, $2.2 billion and $1.7 billion at December 31, 2011, 2010 and 2009, respectively.

(d)	Total average loans included loans held-for-sale of $833 million, $1.3 billion and $1.8 billion for the years ended December 31, 2011, 2010 and 2009, respectively.

(e)
Average credit card loans included loans held-for-sale of $833 million and $148 million for the years ended December 31, 2011 and 2010, respectively. These amounts are excluded when calculating the net charge-off rate. For Card Services, excluding the Washington Mutual portfolio, and Card Services, excluding the Washington Mutual and Commercial Card portfolios, these amounts are included when calculating the net charge-off rate.

(f)
Average student loans included loans held-for-sale of $1.1 billion and $1.8 billion for the years ended December 31, 2010 and 2009, respectively. These amounts are excluded when calculating the net charge-off rate.

(g)
Period-end credit card loans included loans held-for-sale of $102 million and $2.2 billion at December 31, 2011 and 2010, respectively. No allowance for loan losses was recorded for these loans. These amounts are excluded when calculating the allowance for loan losses to period-end loans and delinquency rates. For Card Services, excluding the Washington Mutual portfolio, and Card Services, excluding the Washington Mutual and Commercial Card portfolios, these amounts are included when calculating the delinquency rates.

96	JPMorgan Chase & Co./2011 Annual Report

(h)
Period-end student loans included loans held-for-sale of $1.7 billion at December 31, 2009. This amount is excluded when calculating the allowance for loan losses to period-end loans and the 30+ day delinquency rate.

(i)
Excluded student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) of $989 million, $1.1 billion and $942 million at December 31, 2011, 2010 and 2009, respectively, that are 30 or more days past due. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(j)
Nonperforming assets excluded student loans insured by U.S. government agencies under the FFELP of $551 million, $625 million and $542 million at December 31, 2011, 2010 and 2009, respectively, that are 90 or more days past due. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(k)	Based on loans on the Consolidated Balance Sheets.

(l)	Reflected the impact of portfolio sales in the second quarter of 2011.

(m)
Supplemental information is provided for Card Services, excluding Washington Mutual and Commercial Card portfolios and including loans held-for-sale, which are non-GAAP financial measures, to provide more meaningful measures that enable comparability with prior periods.

(n)	As a percentage of average managed loans.

(o)	Represents total net revenue less provision for credit losses.

(p)
At December 31, 2011, 2010 and 2009, the 30+ day delinquent loans for Card Services, excluding Washington Mutual and Commercial Card portfolios, were $3,047 million, $4,541 million and $7,930 million, respectively.

(q)
At December 31, 2011, 2010 and 2009, the 90+ day delinquent loans for Card Services, excluding Washington Mutual and Commercial Card portfolios, were $1,557 million, $2,449 million and $4,503 million, respectively.

NA: Not applicable

Reconciliation from reported basis to managed basis
The financial information presented in the following table reconciles reported basis and managed basis to disclose the effect of securitizations reported by Card Services & Auto in 2009. Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. As a result of the consolidation of the credit card securitization trusts, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. For further details regarding the Firm’s application and impact of the guidance, see Note 16 on pages 256–267 of this Annual Report.

Year ended December 31, (in millions, except ratios)	2011	2010	2009
Income statement data
Credit card income
Reported	$4,127	$3,514	$5,107
Securitization adjustments	NA	NA	(1,494)
Managed credit card income	$4,127	$3,514	$3,613
Net interest income
Reported	$14,247	$16,187	$11,543
Securitization adjustments	NA	NA	7,937
Fully tax-equivalent adjustments	2	7	13
Managed net interest income	$14,249	$16,194	$19,493
Total net revenue
Reported	$19,139	$20,465	$16,743
Securitization adjustments	NA	NA	6,443
Fully tax-equivalent adjustments	2	7	13
Managed total net revenue	$19,141	$20,472	$23,199
Provision for credit losses
Reported	$3,621	$8,570	$13,205
Securitization adjustments	NA	NA	6,443
Managed provision for credit losses	$3,621	$8,570	$19,648
Income tax expense/(benefit)
Reported	$2,929	$1,845	$(1,286)
Fully tax-equivalent adjustments	2	7	13
Managed income tax expense/(benefit)	$2,931	$1,852	$(1,273)

Balance sheet – average balances
Total average assets
Reported	$201,162	$213,041	$173,286
Securitization adjustments	NA	NA	82,233
Managed average assets	$201,162	$213,041	$255,519

Credit data and quality statistics
Net charge-offs
Reported	$7,511	$14,722	$10,514
Securitization adjustments	NA	NA	6,443
Managed net charge-offs	$7,511	$14,722	$16,957
Net charge-off rates
Reported	3.99%	7.12%	7.26%
Securitized	NA	NA	7.55
Managed net charge-off rate	3.99	7.12	7.37
NA: Not applicable

JPMorgan Chase & Co./2011 Annual Report	97

Management's discussion and analysis

COMMERCIAL BANKING

Commercial Banking delivers extensive industry knowledge, local expertise and dedicated service to more than 24,000 clients nationally, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from $10 million to $2 billion, and nearly 35,000 real estate investors/owners. CB partners with the Firm’s other businesses to provide comprehensive solutions, including lending, treasury services, investment banking and asset management to meet its clients’ domestic and international financial needs.

Commercial Banking is divided into four primary client segments: Middle Market Banking, Commercial Term Lending, Corporate Client Banking, and Real Estate Banking. Middle Market Banking covers corporate, municipal, financial institution and not-for-profit clients, with annual revenue generally ranging between $10 million and $500 million. Commercial Term Lending primarily provides term financing to real estate investors/owners for multifamily properties as well as financing office, retail and industrial properties. Corporate Client Banking, known as Mid-Corporate Banking prior to 2011, covers clients with annual revenue generally ranging between $500 million and $2 billion and focuses on clients that have broader investment banking needs. Real Estate Banking provides full-service banking to investors and developers of institutional-grade real estate properties. Lending and investment activity within the Community Development Banking and Chase Capital segments are included in other.

Selected income statement data
Year ended December 31, (in millions, except ratios)	2011	2010	2009
Revenue
Lending- and deposit-related fees	$1,081	$1,099	$1,081
Asset management, administration and commissions	136	144	140
All other income(a)	978	957	596
Noninterest revenue	2,195	2,200	1,817
Net interest income	4,223	3,840	3,903
Total net revenue(b)	6,418	6,040	5,720
Provision for credit losses	208	297	1,454
Noninterest expense
Compensation expense	886	820	776
Noncompensation expense	1,361	1,344	1,359
Amortization of intangibles	31	35	41
Total noninterest expense	2,278	2,199	2,176
Income before income tax expense	3,932	3,544	2,090
Income tax expense	1,565	1,460	819
Net income	$2,367	$2,084	$1,271
Revenue by product
Lending(c)	$3,455	$2,749	$2,663
Treasury services(c)	2,270	2,632	2,642
Investment banking	498	466	394
Other	195	193	21
Total Commercial Banking revenue	$6,418	$6,040	$5,720

IB revenue, gross(d)	$1,421	$1,335	$1,163

Revenue by client segment
Middle Market Banking	$3,145	$3,060	$3,055
Commercial Term Lending	1,168	1,023	875
Corporate Client Banking(e)	1,261	1,154	1,102
Real Estate Banking	416	460	461
Other	428	343	227
Total Commercial Banking revenue	$6,418	$6,040	$5,720
Financial ratios
Return on common equity	30%	26%	16%
Overhead ratio	35	36	38

(a)	CB client revenue from investment banking products and commercial card transactions is included in all other income.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income from municipal bond activity, totaling $345 million, $238 million, and $170 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(c)
Effective January 1, 2011, product revenue from commercial card and standby letters of credit transactions was included in lending. For the year ended December 31, 2011, the impact of the change was $438 million. In prior-year periods, it was reported in treasury services.

(d)	Represents the total revenue related to investment banking products sold to CB clients.

(e)	Corporate Client Banking was known as Mid-Corporate Banking prior to January 1, 2011.

98	JPMorgan Chase & Co./2011 Annual Report

2011 compared with 2010
Record net income was $2.4 billion, an increase of $283 million, or 14%, from the prior year. The improvement was driven by higher net revenue and a reduction in the provision for credit losses, partially offset by an increase in noninterest expense.
Net revenue was a record $6.4 billion, up by $378 million, or 6%, compared with the prior year. Net interest income was $4.2 billion, up by $383 million, or 10%, driven by growth in liability and loan balances partially offset by spread compression on liability products. Noninterest revenue was $2.2 billion, flat compared with the prior year.
On a client segment basis, revenue from Middle Market Banking was $3.1 billion, an increase of $85 million, or 3%, from the prior year due to higher liability and loan balances offset by spread compression on liability products and lower lending- and deposit-related fees. Revenue from Commercial Term Lending was $1.2 billion, an increase of $145 million, or 14%, and includes the full year impact of the purchase of a $3.5 billion loan portfolio during the third quarter of 2010. Revenue from Corporate Client Banking was $1.3 billion, an increase of $107 million, or 9% due to growth in liability and loan balances and higher lending- and deposit-related fees, partially offset by spread compression on liability products. Revenue from Real Estate Banking was $416 million, a decrease of $44 million, or 10%, driven by a reduction in loan balances and lower gains on sales of loans and other real estate owned, partially offset by wider loan spreads.
The provision for credit losses was $208 million, compared with $297 million in the prior year. Net charge-offs were $187 million (0.18% net charge-off rate) compared with $909 million (0.94% net charge-off rate) in the prior year. The reduction was largely related to commercial real estate. The allowance for loan losses to period-end loans retained was 2.34%, down from 2.61% in the prior year. Nonaccrual loans were $1.1 billion, down by $947 million, or 47% from the prior year, largely as a result of commercial real estate repayments and loans sales.
Noninterest expense was $2.3 billion, an increase of $79 million, or 4% from the prior year, reflecting higher headcount-related expense.

2010 compared with 2009
Record net income was $2.1 billion, an increase of $813 million, or 64%, from the prior year. The increase was driven by a reduction in the provision for credit losses and higher net revenue.
Net revenue was a record $6.0 billion, up by $320 million, or 6%, compared with the prior year. Net interest income was $3.8 billion, down by $63 million, or 2%, driven by spread compression on liability products and lower loan balances, predominantly offset by growth in liability balances and wider loan spreads. Noninterest revenue was $2.2 billion, an increase of $383 million, or 21%, from the prior year, reflecting higher net gains from asset sales, higher lending- and deposit-related fees, an improvement in the market conditions impacting the value of investments held at fair value, higher investment banking fees and increased community development investment-related revenue.
On a client segment basis, revenue from Middle Market Banking was $3.1 billion, flat compared with the prior year. Revenue from Commercial Term Lending was $1.0 billion, an increase of $148 million, or 17%, and included the impact of the purchase of a $3.5 billion loan portfolio during the third quarter of 2010 and higher net gains from asset sales. Corporate Client Banking revenue was $1.2 billion, an increase of $52 million, or 5%, compared with the prior year due to wider loan spreads, higher lending-and deposit-related fees and higher investment banking fees offset partially by reduced loan balances. Real Estate Banking revenue was $460 million, flat compared with the prior year.
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

JPMorgan Chase & Co./2011 Annual Report	99

Management's discussion and analysis

Selected metrics
Year ended December 31, (in millions, except headcount and ratios)	2011	2010	2009
Selected balance sheet data (period-end)
Total assets	$158,040	$142,646	$130,280
Loans:
Loans retained	111,162	97,900	97,108
Loans held-for-sale and loans at fair value	840	1,018	324
Total loans	$112,002	$98,918	$97,432
Equity	8,000	8,000	8,000

Period-end loans by client segment
Middle Market Banking	$44,437	$37,942	$34,170
Commercial Term Lending	38,583	37,928	36,201
Corporate Client Banking(a)	16,747	11,678	12,500
Real Estate Banking	8,211	7,591	10,619
Other	4,024	3,779	3,942
Total Commercial Banking loans	$112,002	$98,918	$97,432

Selected balance sheet data (average)
Total assets	$146,230	$133,654	$135,408
Loans:
Loans retained	103,462	96,584	106,421
Loans held-for-sale and loans at fair value	745	422	317
Total loans	$104,207	$97,006	$106,738
Liability balances(b)	174,729	138,862	113,152
Equity	8,000	8,000	8,000
Average loans by client segment
Middle Market Banking	$40,759	$35,059	$37,459
Commercial Term Lending	38,107	36,978	36,806
Corporate Client Banking(a)	13,993	11,926	15,951
Real Estate Banking	7,619	9,344	12,066
Other	3,729	3,699	4,456
Total Commercial Banking loans	$104,207	$97,006	$106,738

Headcount	5,520	4,881	4,151

Year ended December 31, (in millions, except headcount and ratios)	2011	2010	2009
Credit data and quality statistics
Net charge-offs	$187	$909	$1,089
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(c)	1,036	1,964	2,764
Nonaccrual loans held-for-sale and loans held at fair value	17	36	37
Total nonaccrual loans	1,053	2,000	2,801
Assets acquired in loan satisfactions	85	197	188
Total nonperforming assets	1,138	2,197	2,989
Allowance for credit losses:
Allowance for loan losses	2,603	2,552	3,025
Allowance for lending-related commitments	189	209	349
Total allowance for credit losses	2,792	2,761	3,374
Net charge-off rate(d)	0.18%	0.94%	1.02%
Allowance for loan losses to period-end loans retained	2.34	2.61	3.12
Allowance for loan losses to nonaccrual loans retained(c)	251	130	109
Nonaccrual loans to total period-end loans	0.94	2.02	2.87

(a)	Corporate Client Banking was known as Mid-Corporate Banking prior to January 1, 2011.

(b)
Liability balances include deposits, as well as deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, federal funds purchased, time deposits and securities loaned or sold under repurchase agreements) as part of customer cash management programs.

(c)	Allowance for loan losses of $176 million, $340 million and $581 million was held against nonaccrual loans retained at December 31, 2011, 2010 and 2009, respectively.

(d)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off rate.

100	JPMorgan Chase & Co./2011 Annual Report

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

Selected income statement data
Year ended December 31, (in millions, except ratio data)	2011	2010	2009
Revenue
Lending- and deposit-related fees	$1,240	$1,256	$1,285
Asset management, administration and commissions	2,748	2,697	2,631
All other income	556	804	831
Noninterest revenue	4,544	4,757	4,747
Net interest income	3,158	2,624	2,597
Total net revenue	7,702	7,381	7,344
Provision for credit losses	1	(47)	55

Credit allocation income/(expense)(a)	8	(121)	(121)

Noninterest expense
Compensation expense	2,824	2,734	2,544
Noncompensation expense	2,971	2,790	2,658
Amortization of intangibles	68	80	76
Total noninterest expense	5,863	5,604	5,278
Income before income tax expense	1,846	1,703	1,890
Income tax expense	642	624	664
Net income	$1,204	$1,079	$1,226
Financial ratios
Return on common equity	17%	17%	25%
Pretax margin ratio	24	23	26
Overhead ratio	76	76	72
Pre-provision profit ratio(b)	24	24	28

(a)
IB manages traditional credit exposures related to GCB on behalf of IB and TSS. Effective January 1, 2011, IB and TSS share the economics related to the Firm’s GCB clients. Included within this allocation are net revenue, provision for credit losses and expenses. The prior years reflected a reimbursement to IB for a portion of the total costs of managing the credit portfolio. IB recognizes this credit allocation as a component of all other income.

(b)
Pre-provision profit ratio represents total net revenue less total noninterest expense divided by total net revenue. This reflects the operating performance before the impact of credit, and is another measure of performance for TSS against the performance of competitors.

Year ended December 31, (in millions)	2011	2010	2009
Revenue by business
Worldwide Securities Services (“WSS”)
Investor Services	$3,019	$2,869	$2,836
Clearance, Collateral Management and Depositary Receipts	842	814	806
Total WSS revenue	$3,861	$3,683	$3,642
Treasury Services (“TS”)
Transaction Services	$3,240	$3,233	$3,312
Trade Finance	601	465	390
Total TS revenue	$3,841	$3,698	$3,702

2011 compared with 2010
Net income was $1.2 billion, an increase of $125 million, or 12%, from the prior year.
Net revenue was $7.7 billion, an increase of $321 million, or 4%, from the prior year. Excluding the impact of the Commercial Card business, net revenue was up 7%. Worldwide Securities Services net revenue was $3.9 billion, an increase of $178 million, or 5%. The increase was driven mainly by higher net interest income due to higher deposit balances and net inflows of assets under custody. Treasury Services net revenue was $3.8 billion, an increase of $143 million, or 4%. The increase was driven by higher deposit balances as well as higher trade loan volumes, partially offset by the transfer of the Commercial Card business to Card in the first quarter of 2011. Excluding the impact of the Commercial Card business, TS net revenue increased 10%.
TSS generated firmwide net revenue of $10.2 billion, including $6.4 billion by Treasury Services; of that amount, $3.8 billion was recorded in Treasury Services, $2.3 billion in Commercial Banking and $265 million in other lines of business. The remaining $3.9 billion of firmwide net revenue was recorded in Worldwide Securities Services.
The provision for credit losses was an expense of $1 million, compared with a benefit of $47 million in the prior year.
Noninterest expense was $5.9 billion, an increase of $259 million, or 5%, from the prior year. The increase was mainly driven by continued expansion into new markets and expenses related to exiting unprofitable business, partially offset by the transfer of the Commercial Card business to Card. Excluding the impact of the Commercial Card business, TSS noninterest expense increased 10%.
Results for 2011 included an $8 million pretax benefit related to the traditional credit portfolio for GCB clients that are managed jointly by IB and TSS.

JPMorgan Chase & Co./2011 Annual Report	101

Management's discussion and analysis

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

Selected metrics
Year ended December 31, (in millions, except headcount data)	2011	2010	2009
Selected balance sheet data (period-end)
Total assets	$68,665	$45,481	$38,054
Loans(a)	42,992	27,168	18,972
Equity	7,000	6,500	5,000
Selected balance sheet data (average)
Total assets	$56,151	$42,494	$35,963
Loans(a)	34,268	23,271	18,397
Liability balances	318,802	248,451	248,095
Equity	7,000	6,500	5,000

Headcount	27,825	29,073	26,609

Year ended December 31, (in millions, except ratio data, and where otherwise noted)	2011	2010	2009
Credit data and quality statistics
Net charge-offs	$—	$1	$19
Nonaccrual loans	4	12	14
Allowance for credit losses:
Allowance for loan losses	65	65	88
Allowance for lending-related commitments	49	51	84
Total allowance for credit losses	114	116	172
Net charge-off rate	—%	—%	0.10%
Allowance for loan losses to period-end loans	0.15	0.24	0.46
Allowance for loan losses to nonaccrual loans	NM	NM	NM
Nonaccrual loans to period-end loans	0.01	0.04	0.07
WSS business metrics
Assets under custody (“AUC”) by assets class (period-end)(in billions)
Fixed income	$10,926	$10,364	$10,073
Equity	4,878	4,850	4,090
Other(b)	1,066	906	722
Total AUC	$16,870	$16,120	$14,885
Liability balances (average)	100,660	79,457	86,936
TS business metrics
TS liability balances (average)	218,142	168,994	161,159
Trade finance loans (period-end)	36,696	21,156	10,227

(a)
Loan balances include trade finance loans, wholesale overdrafts and commercial card. Effective January 1, 2011, the commercial card loan business (of approximately $1.2 billion) that was previously in TSS was transferred to Card. There is no material impact on the financial data; the prior years were not revised.

(b)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and nonsecurities contracts.

102	JPMorgan Chase & Co./2011 Annual Report

Selected metrics
Year ended December 31, (in millions, except where otherwise noted)	2011	2010	2009
International metrics
Net revenue by geographic region(a)
Asia/Pacific	$1,235	$978	$845
Latin America/Caribbean	329	257	221
Europe/Middle East/Africa	2,658	2,389	2,462
North America	3,480	3,757	3,816
Total net revenue	$7,702	$7,381	$7,344
Average liability balances(a)
Asia/Pacific	$43,524	$32,862	$28,501
Latin America/Caribbean	12,625	11,558	8,231
Europe/Middle East/Africa	123,920	102,014	101,683
North America	138,733	102,017	109,680
Total average liability balances	$318,802	$248,451	$248,095
Trade finance loans (period-end)(a)
Asia/Pacific	$19,280	$11,834	$4,519
Latin America/Caribbean	6,254	3,628	2,458
Europe/Middle East/Africa	9,726	4,874	2,171
North America	1,436	820	1,079
Total trade finance loans	$36,696	$21,156	$10,227
AUC (period-end)(in billions)(a)
North America	$9,735	$9,836	$9,391
All other regions	7,135	6,284	5,494
Total AUC	$16,870	$16,120	$14,885
TSS firmwide disclosures(b)
TS revenue – reported	$3,841	$3,698	$3,702
TS revenue reported in CB(c)	2,270	2,632	2,642
TS revenue reported in other lines of business	265	247	245
TS firmwide revenue(d)	6,376	6,577	6,589
WSS revenue	3,861	3,683	3,642
TSS firmwide revenue(d)	$10,237	$10,260	$10,231
TSS total foreign exchange (“FX”) revenue(d)	658	636	661
TS firmwide liability balances (average)(e)	393,022	308,028	274,472
TSS firmwide liability balances (average)(e)	493,531	387,313	361,247
Number of:
U.S.$ ACH transactions originated	3,906	3,892	3,896
Total U.S.$ clearing volume (in thousands)	129,417	122,123	113,476
International electronic funds transfer volume (in thousands)(f)	250,537	232,453	193,348
Wholesale check volume	2,333	2,060	2,184
Wholesale cards issued (in thousands)(g)	25,187	29,785	27,138

(a)	Total net revenue, average liability balances, trade finance loans and AUC are based on the domicile of the client.

(b)
TSS firmwide metrics include revenue recorded in CB, Consumer & Business Banking and AM lines of business and net TSS FX revenue (it excludes TSS FX revenue recorded in IB). In order to capture the firmwide impact of TS and TSS products and revenue, management reviews firmwide metrics in assessing financial performance of TSS.

Firmwide metrics are necessary in order to understand the aggregate TSS business.

(c)
Effective January 1, 2011, certain CB revenues were excluded in the TS firmwide metrics; they are instead directly captured within CB’s lending revenue by product. The impact of this change was $438 million for the year ended December 31, 2011. In previous years, these revenues were included in CB’s treasury services revenue by product.

(d)
IB executes FX transactions on behalf of TSS customers under revenue sharing agreements. FX revenue generated by TSS customers is recorded in TSS and IB. TSS Total FX revenue reported above is the gross (pre-split) FX revenue generated by TSS customers. However, TSS firmwide revenue includes only the FX revenue booked in TSS, i.e., it does not include the portion of TSS FX revenue recorded in IB.

(e)	Firmwide liability balances include liability balances recorded in CB.

(f)	International electronic funds transfer includes non-U.S. dollar Automated Clearing House (“ACH”) and clearing volume.

(g)
Wholesale cards issued and outstanding include commercial, stored value, prepaid and government electronic benefit card products. Effective January 1, 2011, the commercial card portfolio was transferred from TSS to Card.

Description of a business metric within TSS:
Liability balances include deposits, as well as deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, federal funds purchased, time deposits and securities loaned or sold under repurchase agreements) as part of customer cash management programs.

Description of selected products and services within TSS:
Investor Services includes primarily custody, fund accounting and administration, and securities lending products sold principally to asset managers, insurance companies and public and private investment funds.

Clearance, Collateral Management & Depositary Receipts primarily includes broker-dealer clearing and custody services, including tri-party repo transactions, collateral management products, and depositary bank services for American and global depositary receipt programs.

Transaction Services includes a broad range of products that enable clients to manage payments and receipts, as well as invest and manage funds. Products include U.S. dollar and multi-currency clearing, ACH, lockbox, disbursement and reconciliation services, check deposits, and currency related services.

Trade Finance enables the management of cross-border trade for bank and corporate clients. Products include loans directly tied to goods crossing borders, export/import loans, commercial letters of credit, standby letters of credit, and supply chain finance.

JPMorgan Chase & Co./2011 Annual Report	103

Management's discussion and analysis

ASSET MANAGEMENT

Asset Management, with assets under supervision of $1.9 trillion, is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity products, including money market instruments and bank deposits. AM also provides trust and estate, banking and brokerage services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.

Selected income statement data
Year ended December 31, (in millions, except ratios)	2011	2010	2009
Revenue
Asset management, administration and commissions	$6,748	$6,374	$5,621
All other income	1,147	1,111	751
Noninterest revenue	7,895	7,485	6,372
Net interest income	1,648	1,499	1,593
Total net revenue	9,543	8,984	7,965

Provision for credit losses	67	86	188

Noninterest expense
Compensation expense	4,152	3,763	3,375
Noncompensation expense	2,752	2,277	2,021
Amortization of intangibles	98	72	77
Total noninterest expense	7,002	6,112	5,473
Income before income tax expense	2,474	2,786	2,304
Income tax expense	882	1,076	874
Net income	$1,592	$1,710	$1,430
Revenue by client segment
Private Banking	$5,116	$4,860	$4,320
Institutional	2,273	2,180	2,065
Retail	2,154	1,944	1,580
Total net revenue	$9,543	$8,984	$7,965
Financial ratios
Return on common equity	25%	26%	20%
Overhead ratio	73	68	69
Pretax margin ratio	26	31	29
2011 compared with 2010
Net income was $1.6 billion, a decrease of $118 million, or 7%, from the prior year. These results reflected higher noninterest expense, largely offset by higher net revenue and a lower provision for credit losses.
Net revenue was $9.5 billion, an increase of $559 million, or 6%, from the prior year. Noninterest revenue was $7.9 billion, up by $410 million, or 5%, due to net inflows to products with higher margins and the effect of higher market levels, partially offset by lower performance fees and lower loan-related revenue. Net interest income was $1.6 billion, up by $149 million, or 10%, due to higher deposit and loan balances, partially offset by narrower deposit spreads.
Revenue from Private Banking was $5.1 billion, up 5% from the prior year due to higher deposit and loan balances and higher brokerage revenue, partially offset by narrower deposit spreads and lower loan-related revenue. Revenue from Institutional was $2.3 billion, up 4% due to net inflows to products with higher margins and the effect of higher market levels. Revenue from Retail was $2.2 billion, up 11% due to net inflows to products with higher margins and the effect of higher market levels.
The provision for credit losses was $67 million, compared with $86 million in the prior year.
Noninterest expense was $7.0 billion, an increase of $890 million, or 15%, from the prior year, due to higher headcount-related expense and non-client-related litigation, partially offset by lower performance-based compensation.
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

104	JPMorgan Chase & Co./2011 Annual Report

Selected metrics
Business metrics
As of or for the year ended December 31, (in millions, except headcount, ranking data and where otherwise noted)	2011	2010	2009
Number of:
Client advisors(a)	2,444	2,281	1,936
Retirement planning services participants (in thousands)	1,798	1,580	1,628
JPMorgan Securities brokers	439	415	376
% of customer assets in 4 & 5 Star Funds(b)	43%	49%	42%
% of AUM in 1st and 2nd quartiles:(c)
1 year	48	67	57
3 years	72	72	62
5 years	78	80	74
Selected balance sheet data (period-end)
Total assets	$86,242	$68,997	$64,502
Loans	57,573	44,084	37,755
Equity	6,500	6,500	7,000
Selected balance sheet data (average)
Total assets	$76,141	$65,056	$60,249
Loans	50,315	38,948	34,963
Deposits	106,421	86,096	77,005
Equity	6,500	6,500	7,000

Headcount	18,036	16,918	15,136

Credit data and quality statistics
Net charge-offs	$92	$76	$117
Nonaccrual loans	317	375	580
Allowance for credit losses:
Allowance for loan losses	209	267	269
Allowance for lending-related commitments	10	4	9
Total allowance for credit losses	219	271	278
Net charge-off rate	0.18%	0.20%	0.33%
Allowance for loan losses to period-end loans	0.36	0.61	0.71
Allowance for loan losses to nonaccrual loans	66	71	46
Nonaccrual loans to period-end loans	0.55	0.85	1.54

(a)	Effective January 1, 2011, the methodology used to determine client advisors was revised. Prior periods have been revised.

(b)	Derived from Morningstar for the U.S., the U.K., Luxembourg, France, Hong Kong and Taiwan; and Nomura for Japan.

(c)	Quartile ranking sourced from: Lipper for the U.S. and Taiwan; Morningstar for the U.K., Luxembourg, France and Hong Kong; and Nomura for Japan.

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
• Percentage of assets under management in funds rated 4- and 5-stars (three years). Mutual fund rating services rank funds based on their risk-adjusted performance over various periods. A 5-star rating is the best and represents the top 10% of industry wide ranked funds. A 4-star rating represents the next 22% of industry wide ranked funds. The worst rating is a 1-star rating.

• Percentage of assets under management in first- or second- quartile funds (one, three and five years). Mutual fund rating services rank funds according to a peer-based performance system, which measures returns according to specific time and fund classification (small-, mid-, multi- and large-cap).

Assets under supervision
2011 compared with 2010
Assets under supervision were $1.9 trillion at December 31, 2011, an increase of $81 billion, or 4%, from the prior year. Assets under management were $1.3 trillion, an increase of $38 billion, or 3%. Both increases were due to net inflows to long-term and liquidity products, partially offset by the impact of lower market levels. Custody, brokerage, administration and deposit balances were $585 billion, up by $43 billion, or 8%, due to deposit and custody inflows.
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

JPMorgan Chase & Co./2011 Annual Report	105

Management's discussion and analysis

Assets under supervision(a)
As of or the year ended December 31, (in billions)	2011	2010	2009
Assets by asset class
Liquidity	$515	$497	$591
Fixed income	336	289	226
Equity and multi-asset	372	404	339
Alternatives	113	108	93
Total assets under management	1,336	1,298	1,249
Custody/brokerage/administration/deposits	585	542	452
Total assets under supervision	$1,921	$1,840	$1,701
Assets by client segment
Private Banking	$291	$284	$270
Institutional(b)	722	703	731
Retail(b)	323	311	248
Total assets under management	$1,336	$1,298	$1,249
Private Banking	$781	$731	$636
Institutional(b)	723	703	731
Retail(b)	417	406	334
Total assets under supervision	$1,921	$1,840	$1,701
Mutual fund assets by asset class
Liquidity	$458	$446	$539
Fixed income	107	92	67
Equity and multi-asset	147	169	143
Alternatives	8	7	9
Total mutual fund assets	$720	$714	$758

(a)
Excludes assets under management of American Century Companies, Inc., in which the Firm sold its ownership interest on August 31, 2011. The Firm previously had an ownership interest of 41% and 42% in American Century Companies, Inc., whose AUM is not included in the table above, at December 31, 2010 and 2009, respectively.

(b)	In 2011, the client hierarchy used to determine asset classification was revised, and the prior-year periods have been revised.

Year ended December 31, (in billions)	2011	2010	2009
Assets under management rollforward
Beginning balance	$1,298	$1,249	$1,133
Net asset flows:
Liquidity	18	(89)	(23)
Fixed income	40	50	34
Equity, multi-asset and alternatives	13	19	17
Market/performance/other impacts	(33)	69	88
Ending balance, December 31	$1,336	$1,298	$1,249
Assets under supervision rollforward
Beginning balance	$1,840	$1,701	$1,496
Net asset flows	123	28	50
Market/performance/other impacts	(42)	111	155
Ending balance, December 31	$1,921	$1,840	$1,701

International metrics
Year ended December 31, (in billions, except where otherwise noted)	2011	2010	2009
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$1,704	$1,642	$1,380
Asia/Pacific	971	925	752
Latin America/Caribbean	808	541	426
North America	6,060	5,876	5,407
Total net revenue	$9,543	$8,984	$7,965
Assets under management
Europe/Middle East/Africa	$278	$282	$293
Asia/Pacific	105	111	99
Latin America/Caribbean	34	35	19
North America	919	870	838
Total assets under management	$1,336	$1,298	$1,249
Assets under supervision
Europe/Middle East/Africa	$329	$331	$338
Asia/Pacific	139	147	125
Latin America/Caribbean	89	84	55
North America	1,364	1,278	1,183
Total assets under supervision	$1,921	$1,840	$1,701

(a)	Regional revenue is based on the domicile of the client.

106	JPMorgan Chase & Co./2011 Annual Report

CORPORATE/PRIVATE EQUITY

The Corporate/Private Equity sector comprises Private Equity, Treasury, the Chief Investment Office (“CIO”), corporate staff units and expense that is centrally managed. Treasury and CIO manage capital, liquidity and structural risks of the Firm. The corporate staff units include Central Technology and Operations, Internal Audit, Executive Office, Finance, Human Resources, Marketing & Communications, Legal & Compliance, Corporate Real Estate and General Services, Risk Management, Corporate Responsibility and Strategy & Development. Other centrally managed expense includes the Firm’s occupancy and pension-related expense, net of allocations to the business.

Selected income statement data
Year ended December 31, (in millions, except headcount)	2011	2010	2009
Revenue
Principal transactions	$1,434	$2,208	$1,574
Securities gains	1,600	2,898	1,139
All other income	604	253	58
Noninterest revenue	3,638	5,359	2,771
Net interest income	505	2,063	3,863
Total net revenue(a)	4,143	7,422	6,634

Provision for credit losses	(36)	14	80

Noninterest expense
Compensation expense	2,425	2,357	2,811
Noncompensation expense(b)	6,884	8,788	3,597
Merger costs	—	—	481
Subtotal	9,309	11,145	6,889
Net expense allocated to other businesses	(5,160)	(4,790)	(4,994)
Total noninterest expense	4,149	6,355	1,895
Income before income tax expense/(benefit) and extraordinary gain	30	1,053	4,659
Income tax expense/(benefit) (c)	(772)	(205)	1,705
Income before extraordinary gain	802	1,258	2,954
Extraordinary gain(d)	—	—	76
Net income	$802	$1,258	$3,030
Total net revenue
Private equity	$836	$1,239	$18
Corporate	3,307	6,183	6,616
Total net revenue	$4,143	$7,422	$6,634
Net income
Private equity	$391	$588	$(78)
Corporate(e)	411	670	3,108
Total net income	$802	$1,258	$3,030
Total assets (period-end)	$693,153	$526,588	$595,877
Headcount	22,117	20,030	20,119

(a)
Total net revenue included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $298 million, $226 million and $151 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(b)
Included litigation expense of $3.2 billion and $5.7 billion for the years ended December 31, 2011 and 2010, respectively, compared with net benefits of $0.3 billion for the year ended December 31, 2009.

(c)	Includes tax benefits recognized upon the resolution of tax audits.

(d)
On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual from the FDIC for $1.9 billion. The acquisition resulted in negative goodwill, and accordingly, the Firm recorded an extraordinary gain. A preliminary gain of $1.9 billion was recognized at December 31, 2008. As a result of the final refinement of the purchase price allocation in 2009, the Firm recognized a $76 million increase in the extraordinary gain. The final total extraordinary gain that resulted from the Washington Mutual transaction was $2.0 billion.

(e)
2009 included merger costs and the extraordinary gain related to the Washington Mutual transaction, as well as items related to the Bear Stearns merger, including merger costs, asset management liquidation costs and JPMorgan Securities broker retention expense.

2011 compared with 2010
Net income was $802 million, compared with $1.3 billion in the prior year.
Private Equity net income was $391 million, compared with $588 million in the prior year. Net revenue was $836 million, a decrease of $403 million, primarily related to net write-downs on privately-held investments and the absence of prior-year gains from sales. Noninterest expense was $238 million, a decrease of $85 million from the prior year.
Corporate reported net income of $411 million, compared with net income of $670 million in the prior year. Net revenue was $3.3 billion, including $1.6 billion of securities gains. Net interest income in 2011 was lower compared with 2010, primarily driven by repositioning of the investment securities portfolio and lower funding benefits from financing the portfolio.
Noninterest expense was $4.1 billion which included $3.2 billion of litigation expense, predominantly for mortgage-related matters. Noninterest expense in the prior year was $6.4 billion, which included $5.7 billion of litigation expense.
2010 compared with 2009
Net income was $1.3 billion compared with $3.0 billion in the prior year. The decrease was driven by higher litigation expense, partially offset by higher net revenue.
Net income for Private Equity was $588 million, compared with a net loss of $78 million in the prior year, reflecting the impact of improved market conditions on certain investments in the portfolio. Net revenue was $1.2 billion compared with $18 million in the prior year, reflecting private equity gains of $1.3 billion compared with losses of $54 million in 2009. Noninterest expense was $323 million, an increase of $182 million, driven by higher compensation expense.
Net income for Corporate was $670 million, compared with $3.1 billion in the prior year. Results for 2010 reflect after-tax litigation expense of $3.5 billion, lower net interest

JPMorgan Chase & Co./2011 Annual Report	107

Management's discussion and analysis

income and trading gains, partially offset by a higher level of securities gains, primarily driven by repositioning of the investment securities portfolio in response to changes in the interest rate environment and to rebalance exposure. The prior year included merger-related net loss of $635 million and a $419 million FDIC assessment.
Treasury and CIO

Selected income statement and balance sheet data
Year ended December 31, (in millions)	2011	2010	2009
Securities gains(a)	$1,385	$2,897	$1,147
Investment securities portfolio (average)	330,885	323,673	324,037
Investment securities portfolio (ending)	355,605	310,801	340,163
Mortgage loans (average)	13,006	9,004	7,427
Mortgage loans (ending)	13,375	10,739	8,023

(a)	Reflects repositioning of the Corporate investment securities portfolio.
For further information on the investment securities portfolio, see Note 3 and Note 12 on pages 184–198 and 225–230, respectively, of this Annual Report. For further information on CIO VaR and the Firm’s nontrading interest rate-sensitive revenue at risk, see the Market Risk Management section on pages 158–163 of this Annual Report.
Private Equity Portfolio

Selected income statement and balance sheet data
Year ended December 31, (in millions)	2011	2010	2009
Private equity gains/(losses)
Realized gains	$1,842	$1,409	$109
Unrealized gains/(losses)(a)	(1,305)	(302)	(81)
Total direct investments	537	1,107	28
Third-party fund investments	417	241	(82)
Total private equity gains/(losses)(b)	$954	$1,348	$(54)

Private equity portfolio information(c)
Direct investments
December 31, (in millions)	2011	2010	2009
Publicly held securities
Carrying value	$805	$875	$762
Cost	573	732	743
Quoted public value	896	935	791
Privately held direct securities
Carrying value	4,597	5,882	5,104
Cost	6,793	6,887	5,959
Third-party fund investments(d)
Carrying value	2,283	1,980	1,459
Cost	2,452	2,404	2,079
Total private equity portfolio
Carrying value	$7,685	$8,737	$7,325
Cost	$9,818	$10,023	$8,781

(a)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(b)	Included in principal transactions revenue in the Consolidated Statements of Income.

(c)	For more information on the Firm's policies regarding the valuation of the private equity portfolio, see Note 3 on pages 184–198 of this Annual Report.

(d)	Unfunded commitments to third-party private equity funds were $789 million, $1.0 billion and $1.5 billion at December 31, 2011, 2010 and 2009, respectively.
2011 compared with 2010
The carrying value of the private equity portfolio at December 31, 2011, was $7.7 billion, down from $8.7 billion at December 31, 2010. The decrease in the portfolio is predominantly driven by sales of investments, partially offset by new investments. The portfolio represented 5.7% of the Firm’s stockholders’ equity less goodwill at December 31, 2011, down from 6.9% at December 31, 2010.
2010 compared with 2009
The carrying value of the private equity portfolio at December 31, 2010, was $8.7 billion, up from $7.3 billion at December 31, 2009. The portfolio increase was primarily due to incremental follow-on investments. The portfolio represented 6.9% of the Firm’s stockholders’ equity less goodwill at December 31, 2010, up from 6.3% at December 31, 2009.

108	JPMorgan Chase & Co./2011 Annual Report

INTERNATIONAL OPERATIONS
During the years ended December 31, 2011 and 2010, the Firm recorded approximately $24.5 billion and $22.0 billion, respectively, of managed revenue derived from clients, customers and counterparties domiciled outside of North America. Of those amounts, approximately 66% and 64%, respectively, were derived from Europe/Middle East/Africa (“EMEA”); approximately 25% and 28%, respectively, from Asia/Pacific; and approximately 9% and 8%, respectively, from Latin America/Caribbean. For additional information regarding international operations, see Note 32 on pages 299–300 of this Annual Report.
International Wholesale Activities
The Firm is committed to further expanding its wholesale business activities outside of the United States, and it continues to add additional client-serving bankers, as well as product and sales support personnel, to address the needs of the Firm's clients located in these regions. With a comprehensive and coordinated international business strategy and growth plan, efforts and investments for growth outside of the United States will continue to be accelerated and prioritized.
Set forth below are certain key metrics related to the Firm’s wholesale international operations, including, for each of EMEA, Asia/Pacific and Latin America/Caribbean, the number of countries in each such region in which they operate, front-office headcount, number of clients, revenue and selected balance-sheet data.

As of or for the year ended December 31,	EMEA		Asia/Pacific		Latin America/Caribbean
(in millions, except headcount and where otherwise noted)	2011	2010	2011	2010	2011	2010
Revenue(a)	$16,141	$14,149	$5,971	$6,082	$2,232	$1,697
Countries of operation	33	33	16	16	9	8
New offices	3	6	2	7	4	2
Total headcount(b)	16,178	16,122	20,172	19,153	1,378	1,201
Front-office headcount	5,993	5,872	4,253	4,168	569	486
Significant clients(c)	920	881	480	448	154	139
Deposits (average)(d)	$168,882	$142,859	$57,684	$53,268	$5,318	$6,263
Loans (period-end)(e)	36,637	27,934	31,119	20,552	25,141	16,480
Assets under management (in billions)	278	282	105	111	34	35
Assets under supervision (in billions)	329	331	139	147	89	84
Assets under custody (in billions)	5,430	4,810	1,426	1,321	279	153
Note: Wholesale international operations is comprised of IB, AM, TSS, CB and CIO/Treasury, and prior period amounts have been revised to conform with current allocation methodologies.

(a)	Revenue is based predominantly on the domicile of the client, the location from which the client relationship is managed or the location of the trading desk.

(b)	Total headcount includes all employees, including those in service centers, located in the region.

(c)	Significant clients are defined as companies with over $1 million in revenue over a trailing 12-month period in the region (excludes private banking clients).

(d)	Deposits are based on the location from which the client relationship is managed.

(e)	Loans outstanding are based predominantly on the domicile of the borrower and exclude loans held-for-sale and loans carried at fair value.

JPMorgan Chase & Co./2011 Annual Report	109

Management's discussion and analysis

BALANCE SHEET ANALYSIS

Selected Consolidated Balance Sheets data
December 31, (in millions)	2011	2010
Assets
Cash and due from banks	$59,602	$27,567
Deposits with banks	85,279	21,673
Federal funds sold and securities purchased under resale agreements	235,314	222,554
Securities borrowed	142,462	123,587
Trading assets:
Debt and equity instruments	351,486	409,411
Derivative receivables	92,477	80,481
Securities	364,793	316,336
Loans	723,720	692,927
Allowance for loan losses	(27,609)	(32,266)
Loans, net of allowance for loan losses	696,111	660,661
Accrued interest and accounts receivable	61,478	70,147
Premises and equipment	14,041	13,355
Goodwill	48,188	48,854
Mortgage servicing rights	7,223	13,649
Other intangible assets	3,207	4,039
Other assets	104,131	105,291
Total assets	$2,265,792	$2,117,605
Liabilities
Deposits	$1,127,806	$930,369
Federal funds purchased and securities loaned or sold under repurchase agreements	213,532	276,644
Commercial paper	51,631	35,363
Other borrowed funds(a)	21,908	34,325
Trading liabilities:
Debt and equity instruments	66,718	76,947
Derivative payables	74,977	69,219
Accounts payable and other liabilities	202,895	170,330
Beneficial interests issued by consolidated VIEs	65,977	77,649
Long-term debt(a)	256,775	270,653
Total liabilities	2,082,219	1,941,499
Stockholders’ equity	183,573	176,106
Total liabilities and stockholders’ equity	$2,265,792	$2,117,605

(a)
Effective January 1, 2011, $23.0 billion of long-term advances from FHLBs were reclassified from other borrowed funds to long-term debt. The prior-year period has been revised to conform with the current presentation. For additional information, see Notes 3 and 21 on pages 184–198 and 273–275, respectively, of this Annual Report.

Consolidated Balance Sheets overview
JPMorgan Chase’s assets and liabilities increased from December 31, 2010, largely due to a significant level of deposit inflows from wholesale clients and, to a lesser extent, consumer clients. The higher level of inflows since the beginning of the year, which accelerated after the first quarter, contributed to increases in both cash and due from banks, and deposits with banks, particularly balances due from Federal Reserve Banks and other banks. In addition, the increase in total assets was driven by a higher level of securities and loans. These increases were offset partially by lower trading assets, specifically debt and equity instruments. The increase in total liabilities was driven by the significant increase in deposits and, to a lesser extent, higher accounts payable, partially offset by a lower level of securities sold under repurchase agreements. The increase in stockholders' equity primarily reflected 2011 net income, net of repurchases of common equity.
The following paragraphs provide a description of each of the specific line captions on the Consolidated Balance Sheets. For the line captions that had significant changes from December 31, 2010, a discussion of the changes is also included.
Cash and due from banks and deposits with banks
The Firm uses these instruments as part of its liquidity management activities. Cash and due from banks and deposits with banks increased significantly, reflecting the placement of funds with various central banks, including Federal Reserve Banks; the increase in these funds predominantly resulted from the overall growth in wholesale client deposits. For additional information, see the deposits discussion below.
Federal funds sold and securities purchased under resale agreements; and securities borrowed
The Firm uses these instruments to support its client-driven market-making and risk management activities and to manage its cash positions. In particular, securities purchased under resale agreements and securities borrowed are used to provide funding or liquidity to clients through short-term purchases and borrowings of their securities by the Firm. Securities purchased under resale agreements and securities borrowed increased, predominantly in Corporate due to higher excess cash positions at year end.
Trading assets and liabilities – debt and equity instruments
Debt and equity trading instruments are used primarily for client-driven market-making activities. These instruments consist predominantly of fixed-income securities, including government and corporate debt; equity securities, including convertible securities; loans, including prime mortgages and other loans warehoused by RFS and IB for sale or securitization purposes and accounted for at fair value; and

110	JPMorgan Chase & Co./2011 Annual Report

physical commodities inventories generally carried at the lower of cost or fair value. Trading assets – debt and equity instruments decreased, driven by client market-making activity in IB; this resulted in lower levels of equity securities, U.S. government and agency mortgage-backed securities, and non-U.S. government securities. For additional information, refer to Note 3 on pages 184–198 of this Annual Report.
Trading assets and liabilities – derivative receivables and payables
The Firm uses derivative instruments predominantly for market-making activities. Derivatives enable customers and the Firm to manage their exposure to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its market and credit exposure. Derivative receivables and payables increased, predominantly due to increases in interest rate derivative balances driven by declining interest rates, and higher commodity derivative balances driven by price movements in base metals and energy. For additional information, refer to Derivative contracts on pages 141–144, and Note 3 and Note 6 on pages 184–198 and 202–210, respectively, of this Annual Report.
Securities
Substantially all of the securities portfolio is classified as available-for-sale (“AFS”) and used primarily to manage the Firm’s exposure to interest rate movements and to invest cash resulting from excess liquidity. Securities increased, largely due to repositioning of the portfolio in Corporate in response to changes in the market environment. This repositioning increased the levels of non-U.S. government debt and residential mortgage-backed securities, as well as collateralized loan obligations and commercial mortgage-backed securities, and reduced the levels of U.S. government agency securities. For additional information related to securities, refer to the discussion in the Corporate/Private Equity segment on pages 107–108, and Note 3 and Note 12 on pages 184–198 and 225–230, respectively, of this Annual Report.
Loans and allowance for loan losses
The Firm provides loans to a variety of customers, from large corporate and institutional clients to individual consumers and small businesses. Loans increased, reflecting continued growth in client activity across all of the Firm’s wholesale businesses and regions. This increase was offset by a decline in consumer, excluding credit card loan balances, due to paydowns, portfolio run-off and charge-offs, and in credit card loans, due to higher repayment rates, run-off of the Washington Mutual portfolio and the Firm's sale of the Kohl's portfolio.
The allowance for loan losses decreased predominantly due to lower estimated losses in the credit card loan portfolio, reflecting improved delinquency trends and lower levels of credit card outstandings, and the impact of loan sales in the wholesale portfolio. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to

Credit Risk Management on pages 132–157, and Notes 3, 4, 14 and 15 on pages 184–198, 198–200, 231–252 and 252–255, respectively, of this Annual Report.
Accrued interest and accounts receivable
This caption consists of accrued interest receivables from interest-earning assets; receivables from customers; receivables from brokers, dealers and clearing organizations; and receivables from failed securities sales. Accrued interest and accounts receivable decreased, primarily in IB, driven by a large reduction in customer margin receivables due to changes in client activity.
Premises and Equipment
The Firm's premises and equipment consist of land, buildings, leasehold improvements, furniture and fixtures, hardware and software, and other equipment. The increase in premises and equipment was predominantly due to renovation of JPMorgan Chase's headquarters in New York City; the purchase of a building in London; retail branch expansion in the U.S.; and investments in technology hardware and software, as well as other equipment. The increase was partially offset by depreciation and amortization.
Goodwill
Goodwill arises from business combinations and represents the excess of the purchase price of an acquired entity or business over the fair values assigned to the assets acquired and liabilities assumed. The decrease in goodwill was predominantly due to AM’s sale of its investment in an asset manager. For additional information on goodwill, see Note 17 on pages 267–271 of this Annual Report.
Mortgage servicing rights
MSRs represent the fair value of net cash flows expected to be received for performing specified mortgage-servicing activities for others. MSRs decreased, predominantly as a result of a decline in market interest rates, amortization and other changes in valuation inputs and assumptions, including increased cost to service assumptions, partially offset by new MSR originations. For additional information on MSRs, see Note 17 on pages 267–271 of this Annual Report.
Other intangible assets
Other intangible assets consist of purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles. The decrease in other intangible assets was due to amortization. For additional information on other intangible assets, see Note 17 on pages 267–271 of this Annual Report.
Other assets
Other assets consist of private equity and other instruments, cash collateral pledged, corporate- and bank-owned life insurance policies, assets acquired in loan satisfactions (including real estate owned), and all other assets. Other assets remained relatively flat in 2011.

JPMorgan Chase & Co./2011 Annual Report	111

Management's discussion and analysis

Deposits
Deposits represent a liability to customers, both retail and wholesale, related to non-brokerage funds held on their behalf. Deposits provide a stable and consistent source of funding for the Firm. Deposits increased significantly, predominantly due to an overall growth in wholesale client balances and, to a lesser extent, growth in consumer deposit balances. The increase in wholesale client balances, particularly in TSS and CB, was primarily driven by lower returns on other available alternative investments and low interest rates during 2011, and in AM, driven by growth in the number of clients and level of deposits. For more information on deposits, refer to the RFS and AM segment discussions on pages 85–93 and 104–106, respectively; the Liquidity Risk Management discussion on pages 127–132; and Notes 3 and 19 on pages 184–198 and 272, respectively, of this Annual Report. For more information on wholesale liability balances, which includes deposits, refer to the CB and TSS segment discussions on pages 98–100 and 101–103, respectively, of this Annual Report.
Federal funds purchased and securities loaned or sold under repurchase agreements
The Firm uses these instruments as part of its liquidity management activities and to support its client-driven market-making activities. In particular, federal funds purchased and securities loaned or sold under repurchase agreements are used by the Firm as short-term funding sources and to provide securities to clients for their short-term liquidity purposes. Securities sold under repurchase agreements decreased, predominantly in IB, reflecting the lower funding requirements of the Firm based on lower trading inventory levels, and change in the mix of funding sources. For additional information on the Firm’s Liquidity Risk Management, see pages 127–132 of this Annual Report.
Commercial paper and other borrowed funds
The Firm uses commercial paper and other borrowed funds in its liquidity management activities to meet short-term funding needs, and in connection with a TSS liquidity management product, whereby excess client funds are transferred into commercial paper overnight sweep accounts. Commercial paper increased due to growth in the volume of liability balances in sweep accounts related to TSS’s cash management product. Other borrowed funds, which includes short-term advances from FHLBs decreased, predominantly driven by maturities of short-term secured borrowings, unsecured bank notes and short-term FHLB advances. For additional information on the Firm’s Liquidity Risk Management and other borrowed funds, see pages 127–132 of this Annual Report.

Accounts payable and other liabilities
Accounts payable and other liabilities consist of payables to customers; payables to brokers, dealers and clearing organizations; payables from failed securities purchases; accrued expense, including interest-bearing liabilities; and all other liabilities, including litigation reserves and obligations to return securities received as collateral. Accounts payable and other liabilities increased predominantly due to higher IB customer balances. For additional information on the Firm’s accounts payable and other liabilities, see Note 20 on page 272 of this Annual Report.
Beneficial interests issued by consolidated VIEs
Beneficial interests issued by consolidated VIEs represent interest-bearing beneficial-interest liabilities, which decreased, predominantly due to maturities of Firm-sponsored credit card securitization transactions. For additional information on Firm-sponsored VIEs and loan securitization trusts, see Off–Balance Sheet Arrangements, and Note 16 on pages 256–267 of this Annual Report.
Long-term debt
The Firm uses long-term debt (including trust-preferred capital debt securities and long-term FHLB advances) to provide cost-effective and diversified sources of funds and as critical components of the Firm's liquidity and capital management activities. Long-term debt decreased, predominantly due to net redemptions and maturities of long-term borrowings. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 127–132 of this Annual Report.
Stockholders’ equity
Total stockholders’ equity increased, predominantly due to net income, as well as net issuances and commitments to issue under the Firm’s employee stock-based compensation plans. The increase was partially offset by repurchases of common equity; and the declaration of cash dividends on common and preferred stock.

112	JPMorgan Chase & Co./2011 Annual Report

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
JPMorgan Chase uses SPEs as a source of liquidity for itself and its clients by securitizing financial assets, and by creating investment products for clients. The Firm is involved with SPEs through multi-seller conduits, investor intermediation activities, and loan securitizations. As a result of changes in the accounting guidance, certain VIEs were consolidated on the Firm’s Consolidated Balance Sheets effective January 1, 2010. For further information on the types of SPEs and the impact of the change in the accounting guidance, see Note 16 on pages 256–267 for further information on these types of SPEs.
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
For certain liquidity commitments to SPEs, JPMorgan Chase Bank, N.A., could be required to provide funding if its short-term credit rating were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. These liquidity commitments support the issuance of asset-backed commercial paper by both Firm-administered consolidated and third party sponsored nonconsolidated SPEs. In the event of a short-term credit rating downgrade, JPMorgan Chase Bank, N.A., absent other solutions, would be required to provide funding to the SPE, if the commercial paper could not be reissued as it matured. The aggregate amounts of commercial paper outstanding, issued by both Firm-administered and third-party-sponsored SPEs, that are held by third parties as of December 31, 2011 and 2010, was $19.7 billion and $23.1 billion, respectively. In addition, the aggregate amounts of commercial paper outstanding could increase in future periods should clients of the Firm-administered consolidated or third party sponsored nonconsolidated SPEs draw down on certain unfunded lending-related commitments. JPMorgan Chase Bank, N.A. had unfunded lending-related commitments to clients to fund an incremental $11.0 billion and $10.5 billion at December 31, 2011 and 2010, respectively. The Firm could facilitate the refinancing of some of the clients' assets in order to reduce the funding obligation. For further information, see the discussion of Firm-administered multi-seller conduits in Note 16 on page 260 of this Annual Report.
The Firm also acts as liquidity provider for certain municipal bond vehicles.  The liquidity provider's obligation to perform is conditional and is limited by certain termination events, which include bankruptcy or failure to pay by the municipal bond issuer or credit enhancement provider, an event of taxability on the municipal bonds or the immediate downgrade of the municipal bond to below investment grade.  See Note 16 on pages 260–261 of this Annual Report for additional information.
Off–balance sheet lending-related financial
instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see Lending-related commitments on page 144, and Note 29 (including a table that presents, as of December 31, 2011, the amounts, by contractual maturity, of off–balance sheet lending-related financial instruments, guarantees and other commitments) on pages 283–289, of this Annual Report. For a discussion of loan repurchase liabilities, see Mortgage repurchase liability on pages 115–118 and Note 29 on pages 283–289, respectively, of this Annual Report.

JPMorgan Chase & Co./2011 Annual Report	113

Management's discussion and analysis

Contractual cash obligations
In the normal course of business, the Firm enters into various contractual obligations that may require future cash payments. Certain obligations are recognized on-balance sheet, while others are off-balance sheet under U.S. GAAP. The accompanying table summarizes, by remaining maturity, JPMorgan Chase’s significant contractual cash obligations at December 31, 2011. The contractual cash obligations included in the table below reflect the minimum contractual obligation under legally enforceable contracts with terms that are both fixed and determinable. The carrying amount of on-balance sheet obligations on the Consolidated Balance Sheets may differ from the minimum contractual amount of the obligations reported below. For a discussion of mortgage loan repurchase liabilities, see Mortgage repurchase liability on pages 115–118 of this Annual Report. For further discussion of other obligations, see the Notes to Consolidated Financial Statements in this Annual Report.

Contractual cash obligations
	2011					2010
By remaining maturity at December 31, (in millions)	2012	2013-2014	2015-2016	After 2016	Total	Total
On-balance sheet obligations
Deposits(a)	$1,108,154	$9,681	$5,570	$2,065	$1,125,470	$927,682
Federal funds purchased and securities loaned or sold under repurchase agreements	200,049	11,271	875	1,337	213,532	276,644
Commercial paper	51,631	—	—	—	51,631	35,363
Other borrowed funds(a)	12,450	—	—	—	12,450	24,611
Beneficial interests issued by consolidated VIEs	39,729	14,317	3,464	8,467	65,977	77,649
Long-term debt(a)	50,077	59,749	43,464	83,615	236,905	249,434
Other(b)	1,355	1,136	924	2,617	6,032	7,329
Total on-balance sheet obligations	1,463,445	96,154	54,297	98,101	1,711,997	1,598,712
Off-balance sheet obligations
Unsettled reverse repurchase and securities borrowing agreements(c)	39,939	—	—	—	39,939	39,927
Contractual interest payments(d)	9,551	13,006	9,669	44,192	76,418	78,454
Operating leases(e)	1,753	3,335	2,738	7,188	15,014	16,000
Equity investment commitments(f)	933	4	7	1,346	2,290	2,468
Contractual purchases and capital expenditures	1,244	713	288	415	2,660	2,822
Obligations under affinity and co-brand programs	1,197	1,996	1,875	325	5,393	5,801
Other	115	108	48	13	284	567
Total off-balance sheet obligations	54,732	19,162	14,625	53,479	141,998	146,039
Total contractual cash obligations	$1,518,177	$115,316	$68,922	$151,580	$1,853,995	$1,744,751

(a)
Excludes structured notes where the Firm is not obligated to return a stated amount of principal at the maturity of the notes, but is obligated to return an amount based on the performance of the structured notes.

(b)	Primarily includes deferred annuity contracts, pension and postretirement obligations and insurance liabilities.

(c)	For further information, refer to unsettled reverse repurchase and securities borrowing agreements in Note 29 on page 286 of this Annual Report.

(d)
Includes accrued interest and future contractual interest obligations. Excludes interest related to structured notes where the Firm’s payment obligation is based on the performance of certain benchmarks.

(e)
Includes noncancelable operating leases for premises and equipment used primarily for banking purposes and for energy-related tolling service agreements. Excludes the benefit of noncancelable sublease rentals of $1.5 billion and $1.8 billion at December 31, 2011 and 2010, respectively.

(f)
At December 31, 2011 and 2010, included unfunded commitments of $789 million and $1.0 billion, respectively, to third-party private equity funds that are generally valued as discussed in Note 3 on pages 184–198 of this Annual Report; and $1.5 billion and $1.4 billion of unfunded commitments, respectively, to other equity investments.

114	JPMorgan Chase & Co./2011 Annual Report

Mortgage repurchase liability
In connection with the Firm’s mortgage loan sale and securitization activities with Fannie Mae and Freddie Mac (the “GSEs”) and other mortgage loan sale and private-label securitization transactions, the Firm has made representations and warranties that the loans sold meet certain requirements. For transactions with the GSEs, these representations relate to type of collateral, underwriting standards, validity of certain borrower representations made in connection with the loan, primary mortgage insurance being in force for any mortgage loan with a loan-to-value (“LTV”) ratio greater than 80% at the loan's origination date, and the use of the GSEs' standard legal documentation. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties. To the extent that repurchase demands that are received relate to loans that the Firm purchased from third parties that remain viable, the Firm typically will have the right to seek a recovery of related repurchase losses from the related third party.
To date, the repurchase demands the Firm has received from the GSEs primarily relate to loans originated from 2005 to 2008. Demands against pre-2005 and post-2008 vintages have not been significant; the Firm attributes this to the comparatively favorable credit performance of these vintages and to the enhanced underwriting and loan qualification standards implemented progressively during 2007 and 2008. From 2005 to 2008, excluding Washington Mutual, the principal amount of loans sold to the GSEs subject to certain representations and warranties for which the Firm may be liable was approximately $380 billion; this amount has not been adjusted for subsequent activity, such as borrower repayments of principal or repurchases completed to date. See the discussion below for information concerning the process the Firm uses to evaluate repurchase demands for breaches of representations and warranties, and the Firm’s estimate of probable losses related to such exposure.
From 2005 to 2008, Washington Mutual sold approximately $150 billion principal amount of loans to the GSEs subject to certain representations and warranties. Subsequent to the Firm’s acquisition of certain assets and liabilities of Washington Mutual from the FDIC in September 2008, the Firm resolved and/or limited certain current and future repurchase demands for loans sold to the GSEs by Washington Mutual, although it remains the Firm’s position that such obligations remain with the FDIC receivership. The Firm will continue to evaluate and may pay (subject to reserving its rights for indemnification by the FDIC) certain future repurchase demands related to individual loans, subject to certain limitations, and has considered such potential repurchase demands in its repurchase liability. The Firm believes that the remaining GSE repurchase exposure related to Washington Mutual presents minimal future risk to the Firm’s financial results.

The Firm also sells loans in securitization transactions with Ginnie Mae; these loans are typically insured or guaranteed by another government agency. The Firm, in its role as servicer, may elect, but is not required, to repurchase delinquent loans securitized by Ginnie Mae, including those that have been sold back to Ginnie Mae subsequent to modification. Principal amounts due under the terms of these repurchased loans continue to be insured and the reimbursement of insured amounts is proceeding normally. Accordingly, the Firm has not recorded any mortgage repurchase liability related to these loans.
From 2005 to 2008, the Firm and certain acquired entities made certain loan level representations and warranties in connection with approximately $450 billion of residential mortgage loans that were sold or deposited into private-label securitizations. While the terms of the securitization transactions vary, they generally differ from loan sales to the GSEs in that, among other things: (i) in order to direct the trustee to investigate potential claims, the security holders must make a formal request for the trustee to do so, and typically, this requires agreement of the holders of a specified percentage of the outstanding securities; (ii) generally, the mortgage loans are not required to meet all GSE eligibility criteria; and (iii) in many cases, the party demanding repurchase is required to demonstrate that a loan-level breach of a representation or warranty has materially and adversely affected the value of the loan. Of the $450 billion originally sold or deposited (including $165 billion by Washington Mutual, as to which the Firm maintains that certain of the repurchase obligations remain with the FDIC receivership), approximately $191 billion of principal has been repaid (including $71 billion related to Washington Mutual). In addition, approximately $97 billion of the principal amount of loans has been liquidated (including $35 billion related to Washington Mutual), with an average loss severity of 58%. Accordingly, the remaining outstanding principal balance of these loans (including Washington Mutual) was, as of December 31, 2011, approximately $162 billion, of which $55 billion was 60 days or more past due. The remaining outstanding principal balance of loans related to Washington Mutual was approximately $59 billion, of which $20 billion were 60 days or more past due.
Although there have been generalized allegations, as well as specific demands, that the Firm should repurchase loans sold or deposited into private-label securitizations, these claims for repurchases of loans sold or deposited into private-label securitizations (including claims from insurers that have guaranteed certain obligations of the securitization trusts) have, thus far, generally manifested themselves through threatened or pending litigation. Accordingly, the Firm does not consider these claims in estimating its mortgage repurchase liability; rather, the Firm separately evaluates such exposures in establishing its litigation reserves. For additional information regarding litigation, see Note 31 on pages 290–299 of this Annual Report.

JPMorgan Chase & Co./2011 Annual Report	115

Management's discussion and analysis

With respect to repurchase claims from private-label securitizations other than those considered in the Firm's litigation reserves, the Firm experienced an increase in the number of requests for loan files (“file requests”) in the latter part of 2011; however, loan-level repurchase demands and repurchases from private-label securitizations have been limited to date. While it is possible that the volume of repurchases may increase in the future, the Firm cannot at the current time offer a reasonable estimate of probable future repurchases from such private-label securitizations. As a result, the Firm’s mortgage repurchase liability primarily relates to loan sales to the GSEs and is calculated predominantly based on the Firm’s repurchase activity experience with the GSEs.
Repurchase demand process
The Firm first becomes aware that a GSE is evaluating a particular loan for repurchase when the Firm receives a file request from the GSE. Upon completing its review, the GSE may submit a repurchase demand to the Firm; historically, most file requests have not resulted in repurchase demands.
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
As soon as practicable after receiving a repurchase demand from a GSE, the Firm evaluates the request and takes appropriate actions based on the nature of the repurchase demand. Loan-level appeals with the GSEs are typical and the Firm seeks to resolve the repurchase demand (i.e., either repurchase the loan or have the repurchase demand rescinded) within three to four months of the date of receipt. In many cases, the Firm ultimately is not required to repurchase a loan because it is able to resolve the purported defect. Although repurchase demands may be made until the loan is paid in full, most repurchase demands from the GSEs historically have related to loans that became delinquent in the first 24 months following origination.
When the Firm accepts a repurchase demand from one of the GSEs, the Firm may either (i) repurchase the loan or the underlying collateral from the GSE at the unpaid principal balance of the loan plus accrued interest, or (ii) reimburse the GSE for its realized loss on a liquidated property (a “make-whole” payment).
Estimated mortgage repurchase liability
To estimate the Firm’s mortgage repurchase liability arising from breaches of representations and warranties, the Firm considers the following factors, which are predominantly based on the Firm's historical repurchase activity with the GSEs:

(i)	the level of outstanding unresolved repurchase demands,

(ii)
estimated probable future repurchase demands, considering information about file requests, delinquent and liquidated loans, resolved and unresolved mortgage insurance rescission notices and the Firm’s historical experience,

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
Based on these factors, the Firm has recognized a mortgage repurchase liability of $3.6 billion and $3.3 billion as of December 31, 2011 and 2010, respectively.

The following table provides information about outstanding repurchase demands and unresolved mortgage insurance rescission notices, excluding those related to Washington Mutual, at each of the past five quarter-end dates.

Outstanding repurchase demands and unresolved mortgage insurance rescission notices by counterparty type(a)
(in millions)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
GSEs and other(b)	$2,345	$2,133	$1,826	$1,321	$1,251
Mortgage insurers	1,034	1,112	1,093	1,240	1,121
Overlapping population(c)	(113)	(155)	(145)	(127)	(104)
Total	$3,266	$3,090	$2,774	$2,434	$2,268

(a)
Mortgage repurchase demands associated with pending or threatened litigation are not reported in this table because the Firm separately evaluates its exposure to such repurchase demands in establishing its litigation reserves.

(b)
The Firm’s outstanding repurchase demands are predominantly from the GSEs. Other represents repurchase demands received from parties other than the GSEs that have been presented in accordance with the terms of the underlying sale or securitization agreement.

(c)
Because the GSEs may make repurchase demands based on mortgage insurance rescission notices that remain unresolved, certain loans may be subject to both an unresolved mortgage insurance rescission notice and an outstanding repurchase demand.

116	JPMorgan Chase & Co./2011 Annual Report

The following tables show the trend in repurchase demands and mortgage insurance rescission notices received by loan origination vintage, excluding those related to Washington Mutual, for the past five quarters. The Firm expects repurchase demands to remain at elevated levels or to increase if there is a significant increase in private label repurchase demands outside of litigation.
Quarterly mortgage repurchase demands received by loan origination vintage(a)

(in millions)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Pre-2005	$39	$34	$32	$15	$39
2005	55	200	57	45	73
2006	315	232	363	158	198
2007	804	602	510	381	539
2008	291	323	301	249	254
Post-2008	81	153	89	94	65
Total repurchase demands received	$1,585	$1,544	$1,352	$942	$1,168
(a) Mortgage repurchase demands associated with pending or threatened litigation are not reported in this table because the Firm separately evaluates its exposure to such repurchase demands in establishing its litigation reserves.

Quarterly mortgage insurance rescission notices received by loan origination vintage(a)

(in millions)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Pre-2005	$4	$3	$3	$5	$3
2005	12	15	24	32	9
2006	19	31	39	65	53
2007	48	63	72	144	142
2008	26	30	31	49	50
Post-2008	2	1	1	1	1
Total mortgage insurance rescissions received(a)	$111	$143	$170	$296	$258

(a)	Mortgage insurance rescissions typically result in a repurchase demand from the GSEs. This table includes mortgage insurance rescission notices for which the GSEs also have issued a repurchase demand.
Since the beginning of 2010, the Firm’s overall cure rate, excluding Washington Mutual, has been approximately 50%. Repurchases that have resulted from mortgage insurance rescissions are reflected in the Firm’s overall cure rate. While the actual cure rate may vary from quarter to quarter, the Firm expects that the overall cure rate will remain in the 40-50% range for the foreseeable future.
The Firm has not observed a direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss. Therefore, the loss severity assumption is estimated using the Firm’s historical experience and projections regarding changes in home prices. Actual principal loss severities on finalized repurchases and “make-whole” settlements to date, excluding Washington Mutual, currently average approximately 50%, but may vary from quarter to quarter based on the characteristics of the underlying loans and changes in home prices.
When a loan was originated by a third-party originator, the Firm typically has the right to seek a recovery of related repurchase losses from the third-party originator. Estimated and actual third-party recovery rates may vary from quarter to quarter based upon the underlying mix of correspondents (e.g., active, inactive, out-of-business originators) from which recoveries are being sought.

The Firm has entered into agreements with two mortgage insurers to resolve their claims on certain portfolios for which the Firm is a servicer. These two agreements cover and have resolved approximately one-third of the Firm’s total mortgage insurance rescission risk exposure, both in terms of the unpaid principal balance of serviced loans covered by mortgage insurance and the amount of mortgage insurance coverage. The impact of these agreements is reflected in the mortgage repurchase liability and the outstanding mortgage insurance rescission notices as of December 31, 2011 disclosed above. The Firm has considered its remaining unresolved mortgage insurance rescission risk exposure in estimating the mortgage repurchase liability as of December 31, 2011.
Substantially all of the estimates and assumptions underlying the Firm’s established methodology for computing its recorded mortgage repurchase liability — including the amount of probable future demands from purchasers, trustees or investors (which is in part based on historical experience), the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure and recoveries from third parties — require application of a significant level of management judgment. Estimating the mortgage repurchase liability is further complicated by historical data that is not necessarily indicative of future expectations and uncertainty

JPMorgan Chase & Co./2011 Annual Report	117

Management's discussion and analysis

surrounding numerous external factors, including: (i) economic factors (for example, further declines in home prices and changes in borrower behavior may lead to increases in the number of defaults, the severity of losses, or both), and (ii) the level of future demands, which is dependent, in part, on actions taken by third parties, such as the GSEs, mortgage insurers, trustees and investors. While the Firm uses the best information available to it in estimating its mortgage repurchase liability, the estimation process is inherently uncertain, imprecise and potentially volatile as additional information is obtained and external factors continue to evolve.
The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.
Summary of changes in mortgage repurchase liability(a)

Year ended December 31, (in millions)	2011		2010	2009
Repurchase liability at beginning of period	$3,285		$1,705	$1,093
Realized losses(b)	(1,263)		(1,423)	(1,253)	(d)
Provision for repurchase losses	1,535		3,003	1,865
Repurchase liability at end of period	$3,557	(c)	$3,285	1,705

(a)
Mortgage repurchase liabilities associated with pending or threatened litigation are not reported in this table because the Firm separately evaluates its exposure to such repurchases in establishing its litigation reserves.

(b)
Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. For the years ended 2011, 2010 and 2009, make-whole settlements were $640 million, $632 million and $277 million, respectively.

(c)	Includes $173 million at December 31, 2011, related to future demands on loans sold by Washington Mutual to the GSEs.

(d)
Includes the Firm’s resolution with the GSEs of certain current and future repurchase demands for certain loans sold by Washington Mutual. The unpaid principal balance of loans related to this resolution is not included in the table below, which summarizes the unpaid principal balance of repurchased loans.

The following table summarizes the total unpaid principal balance of repurchases during the periods indicated.

Unpaid principal balance of mortgage loan repurchases(a)

Year ended December 31, (in millions)	2011	2010	2009
Ginnie Mae(b)	$5,981	$8,717	$6,966
GSEs and other(c)(d)	1,334	1,773	1,019
Total	$7,315	$10,490	$7,985

(a)
This table includes (i) repurchases of mortgage loans due to breaches of representations and warranties, and (ii) loans repurchased from Ginnie Mae loan pools as described in (b) below. This table does not include mortgage insurance rescissions; while the rescission of mortgage insurance typically results in a repurchase demand from the GSEs, the mortgage insurers themselves do not present repurchase demands to the Firm. This table also excludes mortgage loan repurchases associated with pending or threatened litigation because the Firm separately evaluates its exposure to such repurchases in establishing its litigation reserves.

(b)
In substantially all cases, these repurchases represent the Firm’s voluntary repurchase of certain delinquent loans from loan pools as permitted by Ginnie Mae guidelines (i.e., they do not result from repurchase demands due to breaches of representations and warranties). The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, the Federal Housing Administration (“FHA”), Rural Housing Services (“RHS”) and/or the U.S. Department of Veterans Affairs (“VA”).

(c)	Predominantly all of the repurchases related to demands by GSEs.

(d)
Nonaccrual loans held-for-investment included $477 million, $354 million and $218 million at December 31, 2011, 2010 and 2009, respectively, of loans repurchased as a result of breaches of representations and warranties.

For additional information regarding the mortgage repurchase liability, see Note 29 on pages 283-289 of this Annual Report.

118	JPMorgan Chase & Co./2011 Annual Report

CAPITAL MANAGEMENT
A strong capital position is essential to the Firm’s business strategy and competitive position. The Firm’s capital strategy focuses on long-term stability, which enables the Firm to build and invest in market-leading businesses, even in a highly stressed environment. Senior management considers the implications on the Firm’s capital strength prior to making any decision on future business activities. Capital and earnings are inextricably linked, as earnings directly affect capital generation for the Firm. In addition to considering the Firm’s earnings outlook, senior management evaluates all sources and uses of capital and makes decisions to vary sources or uses to preserve the Firm’s capital strength.
The Firm’s capital management objectives are to hold capital sufficient to:

•	Cover all material risks underlying the Firm’s business activities;

•	Maintain “well-capitalized” status under regulatory requirements;

•	Maintain debt ratings, which will enable the Firm to optimize its funding mix and liquidity sources while minimizing costs;

•	Retain flexibility to take advantage of future investment opportunities; and

•	Build and invest in businesses, even in a highly stressed environment.
To meet these objectives, the Firm maintains a robust and disciplined capital adequacy assessment process, which is performed regularly, and is intended to enable the Firm to remain well-capitalized and fund ongoing operations under adverse conditions. The process assesses the potential impact of alternative economic and business scenarios on earnings and capital for the Firm’s businesses individually and in the aggregate over a rolling three-year period. Economic scenarios, and the parameters underlying those scenarios, are defined centrally and applied uniformly across the businesses. These scenarios are articulated in terms of macroeconomic factors, which are key drivers of business results; global market shocks, which generate short-term but severe trading losses; and operational risk events, which generate significant losses. However, when defining a broad range of scenarios, realized events can always be worse. Accordingly, management considers additional stresses outside these scenarios as necessary.
The Firm utilized this capital adequacy process in completing the Federal Reserve Comprehensive Capital Analysis and Review (“CCAR”). The Federal Reserve requires the Firm to submit a capital plan on an annual basis. The Firm submitted its 2012 capital plan on January 9, 2012. The Federal Reserve has indicated that it expects to provide notification of either its objection or non-objection to the Firm's capital plan by March 15, 2012.
Capital adequacy is also evaluated with the Firm’s liquidity risk management processes. For further information on the Firm’s Liquidity Risk Management, see pages 127–132 of this Annual Report.
The quality and composition of capital are key factors in senior management’s evaluation of the Firm’s capital adequacy. Accordingly, the Firm holds a significant amount of its capital in the form of common equity. The Firm uses three capital measurements in assessing its levels of capital:

•	Regulatory capital – The capital required according to standards stipulated by U.S. bank regulatory agencies.

•	Economic risk capital – The capital required as a result of a bottom-up assessment of the underlying risks of the Firm’s business activities, utilizing internal risk-assessment methodologies.

•
Line of business equity – The amount of equity the Firm believes each business segment would require if it were operating independently, which incorporates sufficient capital to address economic risk measures, regulatory capital requirements and capital levels for similarly rated peers.

Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. As of December 31, 2011 and 2010, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and each met all capital requirements to which it was subject.
In connection with the U.S. Government’s Supervisory Capital Assessment Program in 2009, U.S. banking regulators developed a new measure of capital, Tier 1 common, which is defined as Tier 1 capital less elements of Tier 1 capital not in the form of common equity — such as perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred capital debt securities. Tier 1 common, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of the Firm’s capital with the capital of other financial services companies. The Firm uses Tier 1 common along with the other capital measures to assess and monitor its capital position.
At December 31, 2011 and 2010, JPMorgan Chase maintained Tier 1 and Total capital ratios in excess of the well-capitalized standards established by the Federal Reserve, as indicated in the tables below. In addition, the Firm’s Tier 1 common ratio was significantly above the 4% well-capitalized standard established at the time of the Supervisory Capital Assessment Program. For more information, see Note 28 on pages 281–283 of this Annual Report.

JPMorgan Chase & Co./2011 Annual Report	119

Management's discussion and analysis

The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase at December 31, 2011 and 2010. These amounts are determined in accordance with regulations issued by the Federal Reserve and OCC.

Risk-based capital ratios
December 31,	2011	2010
Capital ratios
Tier 1 capital	12.3%	12.1%
Total capital	15.4	15.5
Tier 1 leverage	6.8	7.0
Tier 1 common(a)	10.1	9.8
(a) The Tier 1 common ratio is Tier 1 common capital divided by RWA.
A reconciliation of total stockholders’ equity to Tier 1 common, Tier 1 capital and Total qualifying capital is presented in the table below.

Risk-based capital components and assets
December 31, (in millions)	2011	2010
Total stockholders’ equity	$183,573	$176,106
Less: Preferred stock	7,800	7,800
Common stockholders’ equity	175,773	168,306
Effect of certain items in accumulated other comprehensive income/(loss) excluded from Tier 1 common	(970)	(748)
Less: Goodwill(a)	45,873	46,915
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	2,150	1,261
Investments in certain subsidiaries and other	993	1,032
Other intangible assets(a)	2,871	3,587
Tier 1 common	122,916	114,763
Preferred stock	7,800	7,800
Qualifying hybrid securities and noncontrolling interests(b)	19,668	19,887
Total Tier 1 capital	150,384	142,450
Long-term debt and other instruments qualifying as Tier 2	22,275	25,018
Qualifying allowance for credit losses	15,504	14,959
Adjustment for investments in certain subsidiaries and other	(75)	(211)
Total Tier 2 capital	37,704	39,766
Total qualifying capital	$188,088	$182,216
Risk-weighted assets	$1,221,198	$1,174,978
Total adjusted average assets	$2,202,087	$2,024,515

(a)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

(b)	Primarily includes trust preferred capital debt securities of certain business trusts.
The Firm’s Tier 1 common was $122.9 billion at December 31, 2011, an increase of $8.2 billion from December 31, 2010. The increase was predominantly due to net income (adjusted for DVA) of $18.1 billion, lower deductions related to goodwill and other intangibles of $1.8 billion, and net issuances and commitments to issue common stock under the Firm’s employee stock-based compensation plans of $2.1 billion. The increase was partially offset by $8.95 billion (on a trade-date basis) of repurchases of common stock and warrants and $4.7 billion of dividends on common and preferred stock. The Firm’s Tier 1 capital was $150.4 billion at December 31, 2011, an increase of $7.9 billion from December 31, 2010. The increase in Tier 1 capital reflected the increase in Tier 1 common.
Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Supervision and regulation and Part I, Item 1A, Risk Factors, on pages 1–7 and 7–17, respectively, of the 2011 Form 10-K, and Note 28 on pages 281–283 of this Annual Report.
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
Prior to full implementation of the new Basel II Framework, JPMorgan Chase is required to complete a qualification period of four consecutive quarters during which it needs to demonstrate that it meets the requirements of the rule to the satisfaction of its U.S. banking regulators. JPMorgan Chase is currently in the qualification period and expects to be in compliance with all relevant Basel II rules within the established timelines. In addition, the Firm has adopted, and will continue to adopt, based on various established timelines, Basel II rules in certain non-U.S. jurisdictions, as required.
“Basel 2.5”
During 2011, the U.S. federal banking agencies issued proposals for industry comment to revise the market risk capital rules of Basel II that would result in additional capital requirements for trading positions and securitizations. The Firm anticipates these rules will be finalized and implemented in 2012. It is currently estimated that implementation of these rules could result in approximately a 100 basis point decrease in the Firm’s Basel I Tier 1 common ratio, but the actual impact upon implementation on the Firm’s capital ratios could differ depending on the outcome of the final U.S. rules and regulatory approval of the Firm’s internal models.

120	JPMorgan Chase & Co./2011 Annual Report

Basel III
In addition to the Basel II Framework, on December 16, 2010, the Basel Committee issued the final version of the Capital Accord, commonly referred to as “Basel III,” which revised Basel II by, among other things, narrowing the definition of capital, increasing capital requirements for specific exposures, introducing minimum standards for short-term liquidity coverage – the liquidity coverage ratio (the “LCR”) – and term funding – the net stable funding ratio (the “NSFR”), and establishing an international leverage ratio. The LCR is a short-term liquidity measure which identifies a firm's unencumbered, high-quality liquid assets that can be converted into cash to meet net cash outflows during a 30-day severe stress scenario. The NSFR measures the amount of longer-term, stable sources of funding available to support the portion of all assets (on- and off-balance sheet) that cannot be monetized over a one-year period of extended stress. The Basel Committee also announced higher capital ratio requirements under Basel III, which provide that the common equity requirement will be increased to 7%, comprised of a minimum ratio of 4.5% plus a 2.5% capital conservation buffer.
On June 25, 2011, the Basel Committee announced an agreement to require global systemically important banks (“GSIBs”) to maintain Tier 1 common requirements above the 7% minimum in amounts ranging from an additional 1% to an additional 2.5%. The Basel Committee also stated it intended to require certain GSIBs to maintain a further Tier 1 common requirement of an additional 1% under certain circumstances, to act as a disincentive for the GSIB from taking actions that would further increase its systemic importance. On July 19, 2011, the Basel Committee published a proposal on the GSIB assessment methodology, which reflects an approach based on five broad categories: size; interconnectedness; lack of substitutability; cross-jurisdictional activity; and complexity. In late September, the Basel Committee finalized the GSIB assessment methodology and Tier 1 common requirements.
In addition, the U.S. federal banking agencies have published proposed risk-based capital floors pursuant to the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) to establish a permanent Basel I floor under Basel II and Basel III capital calculations.
Estimated Tier 1 common under Basel III rules
The following table presents a comparison of the Firm's Tier 1 common under Basel I rules to its estimated Tier 1 common under Basel III rules, along with the Firm's estimated risk-weighted assets and the Tier 1 common ratio under Basel III rules, all of which are non-GAAP financial measures. Tier 1 common under Basel III includes additional adjustments and deductions not included in Basel I Tier 1 common, such as the inclusion of accumulated other comprehensive income (“AOCI”) related to AFS securities and defined benefit pension and other postretirement employee benefit plans, and the deduction of the Firm's defined benefit pension fund assets.
The Firm estimates that its Tier 1 common ratio under Basel III rules would be 7.9% as of December 31, 2011. Management considers this estimate as a key measure to assess the Firm’s capital position in conjunction with its capital ratios under Basel I requirements, in order to enable management, investors and analysts to compare the Firm’s capital under the Basel III capital standards with similar estimates provided by other financial services companies.

December 31, 2011 (in millions, except ratios)
Tier 1 common under Basel I rules	$122,916
Adjustments related to AOCI for AFS securities and defined benefit pension and other postretirement employee benefit plans	919
Deduction for net defined benefit pension asset	(1,430)
All other adjustments	(534)
Estimated Tier 1 common under Basel III rules	$121,871
Estimated risk-weighted assets under Basel III rules(a)	$1,545,801
Estimated Tier 1 common ratio under Basel III rules(b)	7.9%

(a)
Key differences in the calculation of risk-weighted assets between Basel I and Basel III include: (a) Basel III credit risk risk-weighted assets (“RWA”) is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas Basel I RWA is based on fixed supervisory risk weightings which vary only by counterparty type and asset class; (b) Basel III market risk RWA reflects the new capital requirements related to trading assets and securitizations, which include incremental capital requirements for stress VaR, correlation trading, and re-securitization positions; and (c) Basel III includes RWA for operational risk, whereas Basel I does not.

(b)	The Tier 1 common ratio is Tier 1 common divided by RWA.
The Firm’s estimate of its Tier 1 common ratio under Basel III reflects its current understanding of the Basel III rules and the application of such rules to its businesses as currently conducted, and therefore excludes the impact of any changes the Firm may make in the future to its businesses as a result of implementing the Basel III rules. The Firm's understanding of the Basel III rules is based on information currently published by the Basel Committee and U.S. federal banking agencies.
The Firm intends to maintain its strong liquidity position in the future as the short-term liquidity coverage (LCR) and term funding (NSFR) standards of the Basel III rules are implemented, in 2015 and 2018, respectively. In order to do so the Firm believes it may need to modify the liquidity profile of certain of its assets and liabilities. Implementation of the Basel III rules may also cause the Firm to increase prices on, or alter the types of, products it offers to its customers and clients.
The Basel III revisions governing liquidity and capital requirements are subject to prolonged observation and transition periods. The observation periods for both the LCR and NSFR began in 2011, with implementation in 2015 and 2018, respectively. The transition period for banks to meet the revised Tier 1 common requirement will begin in 2013, with implementation on January 1, 2019. The Firm fully expects to be in compliance with the higher Basel III capital

JPMorgan Chase & Co./2011 Annual Report	121

Management's discussion and analysis

standards, as well as any additional Dodd-Frank Act capital requirements, as they become effective. The additional capital requirements for GSIBs will be phased-in starting January 1, 2016, with full implementation on January 1, 2019.
The Firm will continue to monitor the ongoing rule-making process to assess both the timing and the impact of Basel III on its businesses and financial condition.
Broker-dealer regulatory capital
JPMorgan Chase’s principal U.S. broker-dealer subsidiaries are J.P. Morgan Securities LLC (“JPMorgan Securities”) and J.P. Morgan Clearing Corp. (“JPMorgan Clearing”). JPMorgan Clearing is a subsidiary of JPMorgan Securities and provides clearing and settlement services. JPMorgan Securities and JPMorgan Clearing are each subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”). JPMorgan Securities and JPMorgan Clearing are also each registered as futures commission merchants and subject to Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”). Effective June 1, 2011, J.P. Morgan Futures Inc., a registered Futures Commission Merchant and a wholly owned subsidiary of JPMorgan Chase, merged with and into JPMorgan Securities. The merger created a combined Broker-Dealer/Futures Commission Merchant entity that provides capital and operational efficiencies.
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At December 31, 2011, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $11.1 billion, exceeding the minimum requirement by $9.5 billion, and JPMorgan Clearing’s net capital was $7.4 billion, exceeding the minimum requirement by $5.5 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the SEC in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of December 31, 2011, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying its business activities using internal risk-assessment methodologies. The Firm measures economic capital primarily based on four risk factors: credit, market, operational and private equity risk.

	Yearly Average
Year ended December 31, (in billions)	2011	2010	2009
Credit risk	$48.2	$49.7	$51.3
Market risk	14.5	15.1	15.4
Operational risk	8.5	7.4	8.5
Private equity risk	6.9	6.2	4.7
Economic risk capital	78.1	78.4	79.9
Goodwill	48.6	48.6	48.3
Other(a)	46.6	34.5	17.7
Total common stockholders’ equity	$173.3	$161.5	$145.9

(a)	Reflects additional capital required, in the Firm’s view, to meet its regulatory and debt rating objectives.
Credit risk capital
Credit risk capital is estimated separately for the wholesale businesses (IB, CB, TSS and AM) and consumer businesses (RFS and Card).
Credit risk capital for the overall wholesale credit portfolio is defined in terms of unexpected credit losses, both from defaults and from declines in the portfolio value due to credit deterioration, measured over a one-year period at a confidence level consistent with an “AA” credit rating standard. Unexpected losses are losses in excess of those for which allowances for credit losses are maintained. The capital methodology is based on several principal drivers of credit risk: exposure at default (or loan-equivalent amount), default likelihood, credit spreads, loss severity and portfolio correlation.
Credit risk capital for the consumer portfolio is based on product and other relevant risk segmentation. Actual segment-level default and severity experience are used to estimate unexpected losses for a one-year horizon at a confidence level consistent with an “AA” credit rating standard. See Credit Risk Management on pages 132–157 of this Annual Report for more information about these credit risk measures.
Market risk capital
The Firm calculates market risk capital guided by the principle that capital should reflect the risk of loss in the value of portfolios and financial instruments caused by adverse movements in market variables, such as interest and foreign exchange rates, credit spreads, and securities and commodities prices, taking into account the liquidity of the financial instruments. Results from daily VaR, biweekly stress-tests, issuer credit spreads and default risk calculations, as well as other factors, are used to determine appropriate capital levels. Market risk capital is allocated to each business segment based on its risk assessment. See Market Risk Management on pages 158–163 of this Annual Report for more information about these market risk measures.

122	JPMorgan Chase & Co./2011 Annual Report

Operational risk capital
Capital is allocated to the lines of business for operational risk using a risk-based capital allocation methodology which estimates operational risk on a bottom-up basis. The operational risk capital model is based on actual losses and potential scenario-based stress losses, with adjustments to the capital calculation to reflect changes in the quality of the control environment or the use of risk-transfer products. The Firm believes its model is consistent with the Basel II Framework. See Operational Risk Management on pages 166–167 of this Annual Report for more information about operational risk.
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

Line of business equity
The Firm’s framework for allocating capital is based on the following objectives:

•	Integrate firmwide and line of business capital management activities;

•	Measure performance consistently across all lines of business; and

•	Provide comparability with peer firms for each of the lines of business
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

Line of business equity
December 31, (in billions)	2011	2010
Investment Bank	$40.0	$40.0
Retail Financial Services	25.0	24.6
Card Services & Auto	16.0	18.4
Commercial Banking	8.0	8.0
Treasury & Securities Services	7.0	6.5
Asset Management	6.5	6.5
Corporate/Private Equity	73.3	64.3
Total common stockholders’ equity	$175.8	$168.3

Line of business equity	Yearly Average
Year ended December 31, (in billions)	2011	2010	2009
Investment Bank	$40.0	$40.0	$33.0
Retail Financial Services	25.0	24.6	22.5
Card Services & Auto	16.0	18.4	17.5
Commercial Banking	8.0	8.0	8.0
Treasury & Securities Services	7.0	6.5	5.0
Asset Management	6.5	6.5	7.0
Corporate/Private Equity	70.8	57.5	52.9
Total common stockholders’ equity	$173.3	$161.5	$145.9
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
Effective January 1, 2012, the Firm further revised the capital allocated to certain businesses, reflecting additional refinement of each segment’s Basel III Tier 1 common capital requirements. The Firm continues to assess the level of capital required for each line of business, as well as the assumptions and methodologies used to allocate capital to the business segments, and further refinements may be implemented in future periods.

JPMorgan Chase & Co./2011 Annual Report	123

Management's discussion and analysis

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
For information regarding dividend restrictions, see Note 22 and Note 27 on page 276 and 281, respectively, of this Annual Report.
The following table shows the common dividend payout ratio based on reported net income.

Year ended December 31,	2011	2010	2009
Common dividend payout ratio	22%	5%	9%
Common equity repurchases
On March 18, 2011, the Board of Directors approved a $15.0 billion common equity (i.e., common stock and warrants) repurchase program, of which $8.95 billion was authorized for repurchase in 2011. The $15.0 billion repurchase program superseded a $10.0 billion repurchase program approved in 2007. During 2011 and 2010, the Firm repurchased (on a trade-date basis) an aggregate of 240 million and 78 million shares of common stock and warrants, for $8.95 billion and $3.0 billion, at an average price per unit of $37.35 and $38.49, respectively. The Firm did not repurchase any of the warrants during 2010, and did not repurchase any shares of its common stock or warrants during 2009.
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common equity — for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information.

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
For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 5: Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities, on pages 18–20 of JPMorgan Chase’s 2011 Form 10-K.
Issuance
Common stock
On June 5, 2009, the Firm issued $5.8 billion, or 163 million shares, of common stock at $35.25 per share. The proceeds from these issuances were used for general corporate purposes. For additional information regarding common stock, see Note 23 on pages 276-277 of this Annual Report.
Capital Purchase Program
Pursuant to the U.S. Treasury’s Capital Purchase Program, on October 28, 2008, the Firm issued to the U.S. Treasury a Warrant to purchase up to 88,401,697 shares of the Firm’s common stock, at an exercise price of $42.42 per share, subject to certain antidilution and other adjustments. The U.S. Treasury exchanged the Warrant for 88,401,697 warrants, each of which was a warrant to purchase a share of the Firm’s common stock at an exercise price of $42.42 per share and, on December 11, 2009, the U.S. Treasury sold the warrants to the public in a secondary public offering for $950 million. In 2011, the Firm repurchased 10,167,698 of these warrants as part of the common equity repurchase program discussed above. The warrants are exercisable, in whole or in part, at any time and from time to time until October 28, 2018.

124	JPMorgan Chase & Co./2011 Annual Report

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
Risk governance
The Firm’s risk governance structure is based on the principle that each line of business is responsible for managing the risk inherent in its business, albeit with appropriate Corporate oversight. Each line of business risk committee is responsible for decisions regarding the business’ risk strategy, policies and controls. There are nine major risk types identified in the business activities of the Firm: liquidity risk, credit risk, market risk, interest rate risk, country risk, private equity risk, operational risk, legal and fiduciary risk, and reputation risk.
Overlaying line of business risk management are four corporate functions with risk management–related responsibilities: Risk Management, the Chief Investment Office, Corporate Treasury, and Legal and Compliance.

Risk Management operates independently of the lines of businesses to provide oversight of firmwide risk management and controls, and is viewed as a partner in achieving appropriate business objectives. Risk Management coordinates and communicates with each line of business through the line of business risk committees and chief risk officers to manage risk. The Risk Management function is headed by the Firm’s Chief Risk Officer, who is a member of the Firm’s Operating Committee and who reports to the Chief Executive Officer and is accountable to the Board of Directors, primarily through the Board’s Risk Policy Committee. The Chief Risk Officer is also a member of the line of business risk committees. Within the Firm’s Risk Management function are units responsible for credit risk, market risk, country risk, private equity risk and operational risk, as well as risk reporting, risk policy and risk technology and operations. Risk technology and operations is responsible for building the information technology infrastructure used to monitor and manage risk.
The Chief Investment Office and Corporate Treasury are responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, interest rate and foreign exchange risk, and other structural risks.
Legal and Compliance has oversight for legal risk.
In addition to the risk committees of the lines of business and the above-referenced risk management functions, the Firm also has an Investment Committee, an Asset-Liability Committee and three other risk-related committees – the Risk Working Group, the Global Counterparty Committee and the Markets Committee. All of these committees are accountable to the Operating Committee. The membership of these committees are composed of senior management of the Firm, including representatives of the lines of business, Risk Management, Finance and other senior executives. The committees meet frequently to discuss a broad range of topics including, for example, current market conditions and other external events, risk exposures, and risk concentrations to ensure that the impact of risk factors are considered broadly across the Firm’s businesses.

JPMorgan Chase & Co./2011 Annual Report	125

Management's discussion and analysis

Operating Committee
(Chief Risk Officer)

	Asset-Liability Committee	Investment Committee	Risk Working Group	Markets Committee	Global Counterparty Committee

Investment Bank Risk Committee	Retail Financial Services Risk Committee	Card Services & Auto Risk Committee	Commercial Banking Risk Committee	Treasury & Securities Services Risk Committee	Asset Management Risk Committee	CIO Risk Committee

Treasury and Chief Investment Office
Risk Management
Legal and Compliance

The Asset-Liability Committee (“ALCO”), chaired by the Corporate Treasurer, monitors the Firm’s overall interest rate risk and liquidity risk. ALCO is responsible for reviewing and approving the Firm’s liquidity policy and contingency funding plan. ALCO also reviews the Firm’s funds transfer pricing policy (through which lines of business “transfer” interest rate and foreign exchange risk to Corporate Treasury in the Corporate/Private Equity segment), nontrading interest rate-sensitive revenue-at-risk, overall interest rate position, funding requirements and strategy, and the Firm’s securitization programs (and any required liquidity support by the Firm of such programs).
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
The Markets Committee, chaired by the Firm’s Chief Risk Officer, meets weekly to review, monitor and discuss significant risk matters, which may include credit, market and operational risk issues; market moving events; large transactions; hedging strategies; transactions that may give rise to reputation risk or conflicts of interest; and other issues.
The Global Counterparty Committee, chaired by the Firm’s Chief Risk Officer, reviews exposures to counterparties when such exposure levels are above portfolio-established thresholds. The Committee meets quarterly to review total exposures with these counterparties, with particular focus on counterparty trading exposures to ensure that such exposures are deemed appropriate and to direct changes in exposure levels as needed.
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

126	JPMorgan Chase & Co./2011 Annual Report

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

•
Risk reporting: The Firm reports risk exposures on both a line of business and a consolidated basis. This information is reported to management on a daily, weekly and monthly basis, as appropriate. There are nine major risk types identified in the business activities of the Firm: liquidity risk, credit risk, market risk, interest rate risk, country risk, private equity risk, operational risk, legal and fiduciary risk, and reputation risk.

LIQUIDITY RISK MANAGEMENT
Liquidity is essential to the ability to operate financial services businesses and, therefore, the ability to maintain surplus levels of liquidity through economic cycles is crucial to financial services companies, particularly during periods of adverse conditions. The Firm relies on external sources to finance a significant portion of its operations, and the Firm’s funding strategy is intended to ensure that it will have sufficient liquidity and a diversity of funding sources necessary to enable it to meet actual and contingent liabilities during both normal and stress periods.
JPMorgan Chase’s primary sources of liquidity include a diversified deposit base, which was $1,127.8 billion at December 31, 2011, and access to the equity capital markets and to long-term unsecured and secured funding sources, including through asset securitizations and borrowings from FHLBs. Additionally, JPMorgan Chase maintains significant amounts of highly-liquid unencumbered assets. The Firm actively monitors the availability of funding in the wholesale markets across various geographic regions and in various currencies. The Firm’s ability to generate funding from a broad range of sources in a variety of geographic locations and in a range of tenors is intended to enhance financial flexibility and limit funding concentration risk.
Management considers the Firm’s liquidity position to be strong, based on its liquidity metrics as of December 31, 2011, and believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations. The Firm was able to access the funding markets as needed during the year ended December 31, 2011, despite increased market volatility.
Governance
The Firm’s liquidity risk governance process is designed to ensure that its liquidity position remains strong. The Asset-Liability Committee reviews and approves the Firm’s liquidity policy and contingency funding plan. Corporate Treasury is responsible for executing the Firm’s liquidity policy and contingency funding plan as well as measuring, monitoring, reporting and managing the Firm’s liquidity risk profile. JPMorgan Chase centralizes the management of global funding and liquidity risk within Corporate Treasury. This centralized approach maximizes liquidity access, minimizes funding costs and enhances global identification and coordination of liquidity risk and involves frequent communication with the business segments, disciplined management of liquidity at the parent holding company, comprehensive market-based pricing of all financial assets and liabilities, continuous balance sheet monitoring, frequent stress testing of liquidity sources, and frequent reporting and communication provided to senior management and the Board of Directors regarding the Firm’s liquidity position.
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
The Firm performs regular liquidity stress tests as part of its liquidity monitoring activities. The purpose of the liquidity stress tests is intended to ensure sufficient liquidity for the Firm under both idiosyncratic and systemic market stress conditions. These scenarios measure the Firm’s liquidity position across a full-year horizon by analyzing the net funding gaps resulting from contractual and contingent cash and collateral outflows versus the Firm’s ability to generate additional liquidity by pledging or selling excess collateral and issuing unsecured debt. The scenarios are produced for the parent holding company and major bank subsidiaries as well as the Firm’s principal U.S. broker-dealer subsidiary.
The Firm currently has liquidity in excess of its projected full-year liquidity needs under both its idiosyncratic stress scenario (which evaluates the Firm’s net funding gap after a short-term ratings downgrade to A-2/P-2), as well as under its systemic market stress scenario (which evaluates the Firm’s net funding gap during a period of severe market stress similar to market conditions in 2008 and assumes that the Firm is not uniquely stressed versus its peers).
Parent holding company
Liquidity monitoring of the parent holding company takes

JPMorgan Chase & Co./2011 Annual Report	127

Management's discussion and analysis

into consideration regulatory restrictions that limit the extent to which bank subsidiaries may extend credit to the parent holding company and other nonbank subsidiaries. Excess cash generated by parent holding company issuance activity is used to purchase liquid collateral through reverse repurchase agreements or is placed with both bank and nonbank subsidiaries in the form of deposits and advances to satisfy a portion of subsidiary funding requirements. The Firm’s liquidity management takes into consideration its subsidiaries' ability to generate replacement funding in the event the parent holding company requires repayment of the aforementioned deposits and advances.
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
Global Liquidity Reserve
In addition to the parent holding company, the Firm maintains a significant amount of liquidity – primarily at its bank subsidiaries, but also at its nonbank subsidiaries. The Global Liquidity Reserve represents consolidated sources of available liquidity to the Firm, including cash on deposit at central banks, and cash proceeds reasonably expected to be received in secured financings of highly liquid, unencumbered securities, such as government-issued debt, government- and FDIC-guaranteed corporate debt, U.S. government agency debt, and agency MBS. The liquidity amount estimated to be realized from secured financings is based on management’s current judgment and assessment of the Firm’s ability to quickly raise funds from secured financings. The Global Liquidity Reserve also includes the Firm’s borrowing capacity at various FHLBs, the Federal Reserve Bank discount window and various other central banks as a result of collateral pledged by the Firm to such banks. Although considered as a source of available liquidity, the Firm does not view borrowing capacity at the Federal Reserve Bank discount window and various other central banks as a primary source of funding.
As of December 31, 2011, the Global Liquidity Reserve was estimated to be approximately $379 billion, compared with approximately $262 billion at December 31, 2010. The increase in the Global Liquidity Reserve reflected the placement of funds with various central banks, including Federal Reserve Banks, which was driven by an increase in deposits during the second half of 2011. For further discussion see Sources of funds below.
In addition to the Global Liquidity Reserve, the Firm has significant amounts of other high-quality, marketable securities available to raise liquidity, such as corporate debt and equity securities.

Basel III
On December 16, 2010, the Basel Committee published the final Basel III rules pertaining to capital and liquidity requirements, including minimum standards for short-term liquidity coverage – the liquidity coverage ratio (the “LCR”) – and term funding – the net stable funding ratio (the “NSFR”). For more information, see the discussion on Basel III on pages 121–122 of this Annual Report.
Funding
Sources of funds
A key strength of the Firm is its diversified deposit franchise, through the RFS, CB, TSS and AM lines of business, which provides a stable source of funding and decreases reliance on the wholesale markets. As of December 31, 2011, total deposits for the Firm were $1,127.8 billion, compared with $930.4 billion at December 31, 2010. The significant increase in deposits was predominantly due to an overall growth in wholesale client balances and, to a lesser extent, consumer deposit balances. The increase in wholesale client balances, particularly in TSS and CB, was primarily driven by lower returns on other available alternative investments and low interest rates during 2011. Also contributing to the increase in deposits was growth in the number of clients and level of deposits in AM and RFS (the RFS deposits were net of attrition related to the conversion of Washington Mutual Free Checking accounts). Average total deposits for the Firm were $1,012.0 billion and $881.1 billion for the years ended December 31, 2011 and 2010, respectively.
The Firm typically experiences higher customer deposit inflows at period-ends. A significant portion of the Firm’s deposits are retail deposits (35% and 40% at December 31, 2011 and 2010, respectively), which are considered particularly stable as they are less sensitive to interest rate changes or market volatility. A significant portion of the Firm’s wholesale deposits are also considered to be stable sources of funding due to the nature of the relationships from which they are generated, particularly customers’ operating service relationships with the Firm. As of December 31, 2011, the Firm’s deposits-to-loans ratio was 156%, compared with 134% at December 31, 2010. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 79–80 and 110–112, respectively, of this Annual Report.
Additional sources of funding include a variety of unsecured and secured short-term and long-term instruments. Short-term unsecured funding sources include federal funds and Eurodollars purchased, certificates of deposit, time deposits, commercial paper and other borrowed funds. Long-term unsecured funding sources include long-term debt, preferred stock and common stock.
The Firm’s short-term secured sources of funding consist of securities loaned or sold under agreements to repurchase and other short-term secured other borrowed funds. Secured long-term funding sources include asset-backed

128	JPMorgan Chase & Co./2011 Annual Report

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
Total commercial paper liabilities were $51.6 billion as of December 31, 2011, compared with $35.4 billion as of December 31, 2010. However, of those totals, $47.4 billion and $29.2 billion as of December 31, 2011 and 2010, respectively, originated from deposits that customers chose to sweep into commercial paper liabilities as a cash management product offered by the Firm. Therefore, commercial paper liabilities sourced from wholesale funding markets were $4.2 billion as of December 31, 2011, compared with $6.2 billion as of December 31, 2010; the average balance of commercial paper liabilities sourced from wholesale funding markets were $6.1 billion and $9.5 billion for the years ended December 31, 2011 and 2010, respectively.
Securities loaned or sold under agreements to repurchase, which generally mature between one day and three months, are secured predominantly by high-quality securities collateral, including government-issued debt, agency debt and agency MBS. The balances of securities loaned or sold under agreements to repurchase, which constitute a significant portion of the federal funds purchased and securities loaned or sold under repurchase agreements, was $212.0 billion as of December 31, 2011, compared with $273.3 billion as of December 31, 2010; the average balance was $252.6 billion and $271.5 billion for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, the decline in the balance, compared with the balance at December 31, 2010, and the average balance for the year ended December 31, 2011, was driven largely by lower financing of the Firm’s trading assets and change in the mix of funding sources. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the Firm’s matched book activity; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment and market-making portfolios); and other market and portfolio factors.

Total other borrowed funds was $21.9 billion as of December 31, 2011, compared with $34.3 billion as of December 31, 2010; the average balance of other borrowed funds was $30.9 billion and $33.0 billion for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, the decline in the balance, compared with the balance at December 31, 2010, and the average balances for the year ended December 31, 2011, was predominantly driven by maturities of short-term unsecured bank notes, short-term FHLB advances, and other secured short-term borrowings.
For additional information, see the Balance Sheet Analysis on pages 110–112, Note 13 on page 231 and the table of Short-term and other borrowed funds on page 307 of this Annual Report.
Long-term funding and issuance
During the year ended December 31, 2011, the Firm issued $49.0 billion of long-term debt, including $29.0 billion of senior notes issued in the U.S. market, $5.2 billion of senior notes issued in non-U.S. markets, and $14.8 billion of IB structured notes. In addition, in January 2012, the Firm issued $3.3 billion of senior notes in the U.S. market and $2.1 billion of senior notes in non-U.S. markets. During the year ended December 31, 2010, the Firm issued $36.1 billion of long-term debt, including $17.1 billion of senior notes issued in U.S. markets, $2.9 billion of senior notes issued in non-U.S. markets, $1.5 billion of trust preferred capital debt securities and $14.6 billion of IB structured notes. During the year ended December 31, 2011, $58.5 billion of long-term debt matured or was redeemed, including $18.7 billion of IB structured notes. During the year ended December 31, 2010, $53.4 billion of long-term debt matured or was redeemed, including $907 million of trust preferred capital debt securities and $22.8 billion of IB structured notes.
In addition to the unsecured long-term funding and issuances discussed above, the Firm securitizes consumer credit card loans, residential mortgages, auto loans and student loans for funding purposes. During the year ended December 31, 2011, the Firm securitized $1.8 billion of credit card loans; $14.0 billion of loan securitizations matured or were redeemed, including $13.6 billion of credit card loan securitizations, $156 million of residential mortgage loan securitizations and $322 million of student loan securitizations. During the year ended December 31, 2010, the Firm did not securitize any loans for funding purposes; $25.8 billion of loan securitizations matured or were redeemed, including $24.9 billion of credit card loan securitizations, $294 million of residential mortgage loan securitizations, $326 million of student loan securitizations, and $210 million of auto loan securitizations.
In addition, the Firm’s wholesale businesses securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm.

JPMorgan Chase & Co./2011 Annual Report	129

Management's discussion and analysis

During the year ended December 31, 2011, the Firm borrowed $4.0 billion in long-term advances from the FHLBs and there were $9.2 billion of maturities. For the year ended December 31, 2010, the Firm borrowed $18.7 billion in long-term advances from the FHLBs, which was offset by $18.6 billion of maturities.
Cash flows
For the years ended December 31, 2011, 2010 and 2009, cash and due from banks increased $32.0 billion and $1.4 billion, and decreased $689 million, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase's cash flows during 2011, 2010 and 2009, respectively.
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
For the year ended December 31, 2011, net cash provided by operating activities was $95.9 billion. This resulted from a net decrease in trading assets and liabilities–debt and equity instruments, driven by client market-making activity in IB; an increase in accounts payable and other liabilities predominantly due to higher IB customer balances; and a decrease in accrued interest and accounts receivables, primarily in IB, driven by a large reduction in customer margin receivables due to changes in client activity. Partially offsetting these cash proceeds was an increase in securities borrowed, predominantly in Corporate due to higher excess cash positions at year-end. Net cash generated from operating activities was higher than net income largely as a result of adjustments for noncash items such as the provision for credit losses, depreciation and amortization, and stock-based compensation. Additionally, cash provided by proceeds from sales and paydowns of loans originated or purchased with an initial intent to sell was higher than cash used to acquire such loans, and also reflected a higher level of activity over the prior-year period.
For the year ended December 31, 2010, net cash used by operating activities was $3.8 billion, mainly driven by an increase primarily in trading assets–debt and equity instruments; principally due to improved market activity primarily in equity securities, foreign debt and physical commodities, partially offset by an increase in trading liabilities due to higher levels of positions taken to facilitate customer-driven activity. Net cash was provided by net income and from adjustments for non-cash items such as the provision for credit losses, depreciation and amortization and stock-based compensation. Additionally, proceeds from sales and paydowns of loans originated or purchased with an initial intent to sell were higher than cash used to acquire such loans.
For the year ended December 31, 2009, net cash provided by operating activities was $122.8 billion, reflecting the net decline in trading assets and liabilities affected by the impact of the challenging capital markets environment that existed in 2008, and continued into the first half of 2009. Net cash generated from operating activities was higher than net income, largely as a result of adjustments for non-cash items such as the provision for credit losses. In addition, proceeds from sales, securitizations and paydowns of loans originated or purchased with an initial intent to sell were higher than cash used to acquire such loans, but the cash flows from these loan activities remained at reduced levels as a result of the lower activity in these markets.
Cash flows from investing activities
The Firm’s investing activities predominantly include loans originated to be held for investment, the AFS securities portfolio and other short-term interest-earning assets. For the year ended December 31, 2011, net cash of $170.8 billion was used in investing activities. This resulted from a significant increase in deposits with banks reflecting the placement of funds with various central banks, including Federal Reserve Banks, predominantly resulting from the overall growth in wholesale client deposits; an increase in loans reflecting continued growth in client activity across all of the Firm's wholesale businesses and regions; net purchases of AFS securities, largely due to repositioning of the portfolio in Corporate in response to changes in the market environment; and an increase in securities purchased under resale agreements, predominantly in Corporate due to higher excess cash positions at year-end. Partially offsetting these cash outflows were a decline in consumer, excluding credit card, loan balances due to paydowns and portfolio run-off, and in credit card loans, due to higher repayment rates, run-off of the Washington Mutual portfolio and the Firm's sale of the Kohl's portfolio.
For the year ended December 31, 2010, net cash of $54.0 billion was provided by investing activities. This resulted from a decrease in deposits with banks largely due to a decline in deposits placed with the Federal Reserve Bank and lower interbank lending as market stress eased since the end of 2009; net proceeds from sales and maturities of AFS securities used in the Firm’s interest rate risk management activities in Corporate; and a net decrease in the credit card loan portfolio, driven by the expected runoff of the Washington Mutual portfolio, a decline in lower-yielding promotional credit card balances, continued runoff of loan balances in the consumer, excluding credit card portfolio, primarily related to residential real estate, and repayments and loan sales in the wholesale portfolio, primarily in IB and CB; the decrease was partially offset by higher originations across the wholesale and consumer businesses. Partially offsetting these cash proceeds was an increase in securities purchased under resale agreements,

130	JPMorgan Chase & Co./2011 Annual Report

predominantly due to higher financing volume in IB; and cash used for business acquisitions, primarily RBS Sempra.
For the year ended December 31, 2009, net cash of $29.4 billion was provided by investing activities, primarily from a decrease in deposits with banks reflecting lower demand for inter-bank lending and lower deposits with the Federal Reserve Bank relative to the elevated levels at the end of 2008; a net decrease in the loan portfolio across most businesses, driven by continued lower customer demand and loan sales in the wholesale portfolio, lower charge volume on credit cards, slightly higher credit card securitizations, and paydowns; and the maturity of all asset-backed commercial paper issued by money market mutual funds in connection with the Federal Reserve Bank of Boston’s Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (“AML facility”). Largely offsetting these cash proceeds were net purchases of AFS securities associated with the Firm’s management of interest rate risk and investment of cash resulting from an excess funding position.
Cash flows from financing activities
The Firm’s financing activities primarily reflect cash flows related to taking customer deposits, and issuing long-term debt as well as preferred and common stock. For the year ended December 31, 2011, net cash provided by financing activities was $107.7 billion. This was largely driven by a significant increase in deposits, predominantly due to an overall growth in wholesale client balances and, to a lesser extent, consumer deposit balances. The increase in wholesale client balances, particularly in TSS and CB, was primarily driven by lower returns on other available alternative investments and low interest rates during 2011, and in AM, driven by growth in the number of clients and level of deposits. In addition, there was an increase in commercial paper due to growth in the volume of liability balances in sweep accounts related to TSS's cash management product. Cash was used to reduce securities sold under repurchase agreements, predominantly in IB, reflecting the lower funding requirements of the Firm based on lower trading inventory levels, and change in the mix of funding sources; for net repayments of long-term borrowings, including a decrease in long-term debt, predominantly due to net redemptions and maturities, as well as a decline in long-term beneficial interests issued by consolidated VIEs due to maturities of Firm-sponsored credit card securitization transactions; to reduce other borrowed funds, predominantly driven by maturities of short-term secured borrowings, unsecured bank notes and short-term FHLB advances; and for repurchases of common stock and warrants, and payments of cash dividends on common and preferred stock.
In 2010, net cash used in financing activities was $49.2 billion. This resulted from net repayments of long-term borrowings as new issuances were more than offset by payments primarily reflecting a decline in beneficial interests issued by consolidated VIEs due to maturities related to Firm-sponsored credit card securitization trusts;

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
In 2009, net cash used in financing activities was $153.1 billion; this reflected a decline in wholesale deposits, predominantly in TSS, driven by the continued normalization of wholesale deposit levels resulting from the mitigation of credit concerns, compared with the heightened market volatility and credit concerns in the latter part of 2008; a decline in other borrowings, due to the absence of borrowings from the Federal Reserve under the Term Auction Facility program; net repayments of short-term advances from FHLBs and the maturity of the nonrecourse advances under the Federal Reserve Bank of Boston AML Facility; the June 17, 2009, repayment in full of the $25.0 billion principal amount of Series K Preferred Stock issued to the U.S. Treasury; and the payment of cash dividends on common and preferred stock. Cash was also used for the net repayment of long-term borrowings as issuances of FDIC-guaranteed debt and non-FDIC guaranteed debt in both the U.S. and European markets were more than offset by repayments including long-term advances from FHLBs. Cash proceeds resulted from an increase in securities loaned or sold under repurchase agreements, partly attributable to favorable pricing and to financing the increased size of the Firm’s AFS securities portfolio; and the issuance of $5.8 billion of common stock. There were no repurchases of common stock or the warrants during 2009.
Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 113, and Note 6 on pages 202–210, respectively, of this Annual Report.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.

JPMorgan Chase & Co./2011 Annual Report	131

Management's discussion and analysis

The credit ratings of the parent holding company and each of the Firm’s significant banking subsidiaries as of December 31, 2011, were as follows.

	Short-term debt			Senior long-term debt
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
JPMorgan Chase & Co.	P-1	A-1	F1+	Aa3	A	AA-
JPMorgan Chase Bank, N.A.	P-1	A-1	F1+	Aa1	A+	AA-
Chase Bank USA, N.A.	P-1	A-1	F1+	Aa1	A+	AA-
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
On November 29, 2011, S&P lowered the long-term debt rating of the parent holding company from A+ to A, and the long-term and short-term debt ratings of the Firm's significant banking subsidiaries from AA- to A+ and from A-1+ to A-1, respectively. The action resulted from a review of the Firm along with all other banks rated by S&P under S&P's revised bank rating criteria. The downgrade had no adverse impact on the Firm's ability to fund itself.
The senior unsecured ratings from Moody’s and Fitch on JPMorgan Chase and its principal bank subsidiaries remained unchanged at December 31, 2011, from

December 31, 2010. At December 31, 2011, Moody’s outlook was negative, while S&P’s and Fitch’s outlooks were stable.
On February 15, 2012, Moody's announced that it had placed 17 banks and securities firms with global capital markets operations on review for possible downgrade, including JPMorgan Chase. As part of this announcement, the long-term ratings of the Firm and its major operating entities were placed on review for possible downgrade, while all of the Firm's short-term ratings were affirmed.
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
Rating agencies continue to evaluate various ratings factors, such as regulatory reforms, economic uncertainty and sovereign creditworthiness, and their potential impact on ratings of financial institutions. Although the Firm closely monitors and endeavors to manage factors influencing its credit ratings, there is no assurance that its credit ratings will not be changed in the future.

CREDIT RISK MANAGEMENT
Credit risk is the risk of loss from obligor or counterparty default. The Firm provides credit (for example, through loans, lending-related commitments, guarantees and derivatives) to a variety of customers, from large corporate and institutional clients to the individual consumers and small businesses. Loans originated or acquired by the Firm’s wholesale businesses are generally retained on the balance sheet. Credit risk management actively monitors the wholesale portfolio to ensure that it is well diversified across industry, geography, risk rating, maturity and individual client categories. Portfolio management for wholesale loans includes, for the Firm’s syndicated loan business, distributing originations into the market place and targeting exposure held in the retained wholesale portfolio at less than 10% of the customer facility. With regard to the consumer credit market, the Firm focuses on creating a portfolio that is diversified from a product, industry and geographic perspective. Loss mitigation strategies are being employed for all residential real estate portfolios. These strategies include interest rate reductions, term or payment extensions, principal and interest deferral and other actions intended to minimize economic loss and avoid foreclosure. In the mortgage business, originated loans are either retained in the mortgage portfolio or securitized and sold to U.S. government agencies and U.S. government-sponsored enterprises.

132	JPMorgan Chase & Co./2011 Annual Report

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
Risk identification and measurement
The Firm is exposed to credit risk through lending and capital markets activities. Credit Risk Management works in partnership with the business segments in identifying and aggregating exposures across all lines of business. To measure credit risk, the Firm employs several methodologies for estimating the likelihood of obligor or counterparty default. Methodologies for measuring credit risk vary depending on several factors, including type of asset (e.g., consumer versus wholesale), risk measurement parameters (e.g., delinquency status and borrower’s credit score versus wholesale risk-rating) and risk management and collection processes (e.g., retail collection center versus centrally managed workout groups). Credit risk measurement is based on the amount of exposure should the obligor or the counterparty default, the probability of default and the loss severity given a default event. Based on these factors and related market-based inputs, the Firm estimates both probable losses and unexpected losses for the wholesale and consumer portfolios as follows:

•	Probable credit losses are based primarily upon statistical estimates of credit losses as a result of obligor or counterparty default. However, probable losses are not the sole indicators of risk.

•	Unexpected losses, reflected in the allocation of credit risk capital, represent the potential volatility of actual losses relative to the probable level of incurred losses.
Risk measurement for the wholesale portfolio is assessed primarily on a risk-rated basis; for the consumer portfolio, it is assessed primarily on a credit-scored basis.
Risk-rated exposure
Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis by Credit Risk Management and revised, if needed, to reflect the borrowers’ current financial positions, risk profiles and the related collateral. For portfolios that are risk-rated, probable and unexpected loss calculations are based on estimates of probability of default and loss severity given a default. These risk-rated portfolios are generally held in IB, CB, TSS and AM; they also include approximately $20.0 billion of certain business banking loans in RFS and certain auto loans in Card that are risk-rated because they have characteristics similar to commercial loans. Probability of default is the likelihood that a loan will default and will not be repaid. Probability of default is calculated for each client who has a risk-rated loan. Loss given default is an estimate of losses given a default event and takes into consideration collateral and structural support for each credit facility. Calculations and assumptions are based on management information systems and methodologies which are under continual review.
Credit-scored exposure
For credit-scored portfolios (generally held in RFS and Card), probable loss is based on a statistical analysis of inherent losses expected to emerge over discrete periods of time for each portfolio. The credit-scored portfolio includes residential real estate loans, credit card loans, certain auto and business banking loans, and student loans. Probable credit losses inherent in the portfolio are estimated using sophisticated portfolio modeling, credit scoring and decision-support tools, which take into account factors such as delinquency, LTV ratios, credit scores and geography. These analyses are applied to the Firm’s current portfolios in order to estimate the severity of losses, which determines the amount of probable losses. Other risk characteristics utilized to evaluate probable losses include recent loss experience in the portfolios, changes in origination sources, portfolio seasoning, potential borrower behavior and the macroeconomic environment. These factors and analyses are updated on a quarterly basis or more frequently as market conditions dictate.
Risk monitoring and control
The Firm has developed policies and practices that are designed to preserve the independence and integrity of the approval and decision-making process of extending credit and to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively at both the transaction and portfolio levels. The policy framework establishes credit approval authorities, concentration limits, risk-rating methodologies, portfolio review parameters and guidelines for management of distressed exposures. In addition, certain models, assumptions and inputs used in evaluating and monitoring credit risk are independently validated by groups that are separate from the line of businesses.
For consumer credit risk, delinquency and other trends, including any concentrations at the portfolio level, are monitored for potential problems, as certain of these trends can be ameliorated through changes in underwriting policies and portfolio guidelines. Consumer Credit Risk Management evaluates delinquency and other trends against business expectations, current and forecasted economic conditions, and industry benchmarks. Historical and forecasted trends are incorporated into the modeling of estimated consumer credit losses and are part of the monitoring of the credit risk profile of the portfolio. In the Firm’s consumer credit portfolio, the Internal Audit

JPMorgan Chase & Co./2011 Annual Report	133

Management's discussion and analysis

department periodically tests the internal controls around the modeling process including the integrity of the data utilized. For further discussion of consumer loans, see Note 14 on pages 231–252 of this Annual Report.
Wholesale credit risk is monitored regularly at an aggregate portfolio, industry and individual counterparty basis with established concentration limits that are reviewed and revised, as deemed appropriate by management, typically on an annual basis. Industry and counterparty limits, as measured in terms of exposure and economic credit risk capital, are subject to stress-based loss constraints.
Management of the Firm’s wholesale exposure is accomplished through a number of means including:

•	Loan syndications and participations

•	Loan sales and securitizations

•	Credit derivatives

•	Use of master netting agreements

•	Collateral and other risk-reduction techniques
In addition to Risk Management, the Firm’s Internal Audit department performs periodic exams, as well as continuous review, where appropriate, of the Firm’s consumer and wholesale portfolios.

For risk-rated portfolios, a credit review group within the Internal Audit department is responsible for:

•	Independently assessing and validating the changing risk grades assigned to exposures; and

•
Evaluating the effectiveness of business units’ risk ratings, including the accuracy and consistency of risk grades, the timeliness of risk grade changes and the justification of risk grades in credit memoranda

Risk reporting
To enable monitoring of credit risk and decision-making, aggregate credit exposure, credit quality forecasts, concentration levels and risk profile changes are reported regularly to senior Credit Risk Management. Detailed portfolio reporting of industry, customer, product and geographic concentrations occurs monthly, and the appropriateness of the allowance for credit losses is reviewed by senior management at least on a quarterly basis. Through the risk reporting and governance structure, credit risk trends and limit exceptions are provided regularly to, and discussed with, senior management. For further discussion of Risk monitoring and control, see pages 126–127 of this Annual Report.

CREDIT PORTFOLIO
2011 Credit Risk Overview
In the first half of 2011, the credit environment showed signs of improvement compared with 2010. During the second half of the year, macroeconomic conditions became more challenging, with increased market volatility and heightened concerns around the European financial crisis. Over the course of the year, the Firm continued to actively manage its underperforming and nonaccrual loans and reduce such exposures through repayments, loan sales and workouts. The Firm also saw decreased downgrade, default and charge-off activity and improved consumer delinquency trends. At the same time, the Firm increased its overall lending activity driven by the wholesale businesses. The combination of these factors resulted in an improvement in the credit quality of the portfolio compared with 2010 and contributed to the Firm’s reduction in the allowance for credit losses, particularly in Card.
The credit quality of the Firm's wholesale portfolio improved in 2011. The rise in commercial client activity resulted in an increase in credit exposure across all businesses, regions and products. Underwriting guidelines across all areas of lending continue to remain in focus, consistent with evolving market conditions and the Firm’s risk management activities. The wholesale portfolio continues to be actively managed, in part by conducting ongoing, in-depth reviews of credit quality and of industry, product and client concentrations. During the year, criticized assets, nonperforming assets and charge-offs decreased from higher levels experienced in 2010, including a reduction in nonaccrual loans by over one half. As a result, the ratio of nonaccrual loans to total loans, the net charge-off rate and the allowance for loan loss coverage ratio all declined. For further discussion of wholesale loans, see Note 14 on pages 231–252 of this Annual Report.
The credit performance of the consumer portfolio across the entire product spectrum has improved, particularly in credit card, with lower levels of delinquent loans and charge-offs. Weak overall economic conditions continued to have a negative impact on the number of real estate loans charged off, while continued weak housing prices have resulted in an elevated severity of loss recognized on these defaulted loans. The Firm has taken proactive steps to assist homeowners most in need of financial assistance throughout the economic downturn. In addition, the Firm has taken actions since the onset of the economic downturn in 2007 to tighten underwriting and loan qualification standards and to eliminate certain products and loan origination channels, which have resulted in the reduction of credit risk and improved credit performance for recent loan vintages. For further discussion of the consumer credit environment and consumer loans, see Consumer Credit Portfolio on pages 145–154 and Note 14 on pages 231–252 of this Annual Report.
The following table presents JPMorgan Chase’s credit portfolio as of December 31, 2011 and 2010. Total credit exposure was $1.8 trillion at December 31, 2011, an

134	JPMorgan Chase & Co./2011 Annual Report

increase of $44.4 billion from December 31, 2010, reflecting increases in loans of $30.8 billion, lending related commitments of $17.0 billion and derivative receivables of $12.0 billion. These increases were partially offset by a decrease in receivables from customers and interests in purchased receivables of $15.4 billion. The $44.4 billion net increase during 2011 in total credit exposure reflected an increase in the wholesale portfolio of $88.6 billion partially offset by a decrease in the consumer portfolio of $44.2 billion.
The Firm provided credit to and raised capital of more than $1.8 trillion for its clients during 2011, up 18% from

2010; this included $17 billion lent to small businesses, up 52%, and $68 billion to more than 1,200 not-for-profit and government entities, including states, municipalities, hospitals and universities. The Firm also originated more than 765,000 mortgages, and provided credit cards to approximately 8.5 million consumers. The Firm remains committed to helping homeowners and preventing foreclosures. Since the beginning of 2009, the Firm has offered more than 1.2 million mortgage modifications of which approximately 452,000 have achieved permanent modification as of December 31, 2011.

In the table below, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale (which are carried at the lower of cost or fair value, with changes in value recorded in noninterest revenue); and loans accounted for at fair value. For additional information on the Firm’s loans and derivative receivables, including the Firm’s accounting policies, see Note 14 and Note 6 on pages 231–252 and 202–210, respectively, of this Annual Report. Average retained loan balances are used for net charge-off rate calculations.

Total credit portfolio
As of or for the year ended December 31,	Credit exposure		Nonperforming(c)(d)(e)		Net charge-offs		Average annual net charge-off rate(f)
(in millions, except ratios)	2011	2010	2011	2010	2011	2010	2011	2010
Loans retained	$718,997	$685,498	$9,810	$14,345	$12,237	$23,673	1.78%	3.39%
Loans held-for-sale	2,626	5,453	110	341	—	—	—	—
Loans at fair value	2,097	1,976	73	155	—	—	—	—
Total loans – reported	723,720	692,927	9,993	14,841	12,237	23,673	1.78	3.39
Derivative receivables	92,477	80,481	18	34	NA	NA	NA	NA
Receivables from customers and interests in purchased receivables	17,561	32,932	—	—	—	—	—	—
Total credit-related assets	833,758	806,340	10,011	14,875	12,237	23,673	1.78	3.39
Lending-related commitments(a)	975,662	958,709	865	1,005	NA	NA	NA	NA
Assets acquired in loan satisfactions
Real estate owned	NA	NA	975	1,610	NA	NA	NA	NA
Other	NA	NA	50	72	NA	NA	NA	NA
Total assets acquired in loan satisfactions	NA	NA	1,025	1,682	NA	NA	NA	NA
Total credit portfolio	$1,809,420	$1,765,049	$11,901	$17,562	$12,237	$23,673	1.78%	3.39%
Net credit derivative hedges notional(b)	$(26,240)	$(23,108)	$(38)	$(55)	NA	NA	NA	NA
Liquid securities and other cash collateral held against derivatives	(21,807)	(16,486)	NA	NA	NA	NA	NA	NA

(a)	The amounts in nonperforming represent commitments that are risk rated as nonaccrual.

(b)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 143–144 and Note 6 on pages 202–210 of this Annual Report.

(c)
At December 31, 2011 and 2010, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $11.5 billion and $9.4 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $954 million and $1.9 billion, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $551 million and $625 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”). Credit card loans are charged-off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

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

(e)	At December 31, 2011 and 2010, total nonaccrual loans represented 1.38% and 2.14% of total loans .

(f)
For the years ended December 31, 2011 and 2010, net charge-off rates were calculated using average retained loans of $688.2 billion and $698.2 billion, respectively. These average retained loans include average PCI loans of $69.0 billion and $77.0 billion, respectively. Excluding these PCI loans, the Firm’s total charge-off rates would have been 1.98% and 3.81%, respectively.

JPMorgan Chase & Co./2011 Annual Report	135

Management's discussion and analysis

WHOLESALE CREDIT PORTFOLIO
As of December 31, 2011, wholesale exposure (IB, CB, TSS and AM) increased by $88.6 billion from December 31, 2010. The overall increase was primarily driven by increases of $55.4 billion in loans, $36.7 billion in lending-related commitments and $12.0 billion in derivative receivables. These increases were partially offset by a decrease in receivables from customers and interests in purchased receivables of $15.5 billion. The growth in wholesale loans and lending related commitments represented increased client activity across all businesses and all regions. The increase in derivative receivables was predominantly due to increases in interest rate derivatives driven by declining interest rates, and higher commodity derivatives driven by price movements in base metals and energy. The decrease in receivables from customers and interests in purchased receivables was due to changes in client activity, primarily in IB. Effective January 1, 2011, the commercial card credit portfolio (composed of approximately $5.3 billion of lending-related commitments and $1.2 billion of loans) that was previously in TSS was transferred to Card.

Wholesale credit portfolio
December 31,	Credit exposure		Nonperforming(d)
(in millions)	2011	2010	2011	2010
Loans retained	$278,395	$222,510	$2,398	$5,510
Loans held-for-sale	2,524	3,147	110	341
Loans at fair value	2,097	1,976	73	155
Loans – reported	283,016	227,633	2,581	6,006
Derivative receivables	92,477	80,481	18	34
Receivables from customers and interests in purchased receivables(a)	17,461	32,932	—	—
Total wholesale credit-related assets	392,954	341,046	2,599	6,040
Lending-related commitments(b)	382,739	346,079	865	1,005
Total wholesale credit exposure	$775,693	$687,125	$3,464	$7,045
Net credit derivative hedges notional(c)	$(26,240)	$(23,108)	$(38)	$(55)
Liquid securities and other cash collateral held against derivatives	(21,807)	(16,486)	NA	NA

(a)
Receivables from customers primarily represent margin loans to prime and retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets. Interests in purchased receivables represents ownership interests in cash flows of a pool of receivables transferred by third-party sellers into bankruptcy-remote entities, generally trusts, which are included in other assets on the Consolidated Balance Sheets.

(b)	The amounts in nonperforming represent commitments that are risk-rated as nonaccrual.

(c)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 143–144, and Note 6 on pages 202–210 of this Annual Report.

(d)	Excludes assets acquired in loan satisfactions.

136	JPMorgan Chase & Co./2011 Annual Report

The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of December 31, 2011 and 2010. The increase in loans retained was predominately in loans to investment-grade (“IG”) counterparties and was largely loans having a shorter maturity profile. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s. Also included in this table is the notional value of net credit derivative hedges; the counterparties to these hedges are predominantly investment-grade banks and finance companies.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(c)				Ratings profile
December 31, 2011	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$113,222	$101,959	$63,214	$278,395	$197,070	$81,325	$278,395	71%
Derivative receivables				92,477			92,477
Less: Liquid securities and other cash collateral held against derivatives				(21,807)			(21,807)
Total derivative receivables, net of all collateral	8,243	29,910	32,517	70,670	57,637	13,033	70,670	82
Lending-related commitments	139,978	233,396	9,365	382,739	310,107	72,632	382,739	81
Subtotal	261,443	365,265	105,096	731,804	564,814	166,990	731,804	77
Loans held-for-sale and loans at fair value(a)				4,621			4,621
Receivables from customers and interests in purchased receivables				17,461			17,461
Total exposure – net of liquid securities and other cash collateral held against derivatives				$753,886			$753,886
Net credit derivative hedges notional(b)	$(2,034)	$(16,450)	$(7,756)	$(26,240)	$(26,300)	$60	$(26,240)	100%

	Maturity profile(c)				Ratings profile
December 31, 2010	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$78,017	$85,987	$58,506	$222,510	$146,047	$76,463	$222,510	66%
Derivative receivables				80,481			80,481
Less: Liquid securities and other cash collateral held against derivatives				(16,486)			(16,486)
Total derivative receivables, net of all collateral	11,499	24,415	28,081	63,995	47,557	16,438	63,995	74
Lending-related commitments	126,389	209,299	10,391	346,079	276,298	69,781	346,079	80
Subtotal	215,905	319,701	96,978	632,584	469,902	162,682	632,584	74
Loans held-for-sale and loans at fair value(a)				5,123			5,123
Receivables from customers and interests in purchased receivables				32,932			32,932
Total exposure – net of liquid securities and other cash collateral held against derivatives				$670,639			$670,639
Net credit derivative hedges notional(b)	$(1,228)	$(16,415)	$(5,465)	$(23,108)	$(23,159)	$51	$(23,108)	100%

(a)	Represents loans held-for-sale primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)
Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP.

(c)
The maturity profiles of retained loans and lending-related commitments are based on the remaining contractual maturity. The maturity profiles of derivative receivables are based on the maturity profile of average exposure. For further discussion of average exposure, see Derivative receivables on pages 141–144 of this Annual Report.

Receivables from customers primarily represent margin loans to prime and retail brokerage clients and are collateralized through a pledge of assets maintained in clients’ brokerage accounts that are subject to daily minimum collateral requirements. In the event that the collateral value decreases, a maintenance margin call is made to the client to provide additional collateral into the account. If additional collateral is not provided by the client, the client’s position may be liquidated by the Firm to meet the minimum collateral requirements.

Wholesale credit exposure – selected industry exposures
The Firm focuses on the management and diversification of its industry exposures, with particular attention paid to industries with actual or potential credit concerns. Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/“Caa1” and lower, as defined by S&P and Moody’s, respectively. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, decreased 29% to $15.9 billion at December 31, 2011, from $22.4 billion at December 31, 2010. The decrease was primarily related to net repayments and loan sales.

JPMorgan Chase & Co./2011 Annual Report	137

Management's discussion and analysis

Below are summaries of the top 25 industry exposures as of December 31, 2011 and 2010. For additional information on industry concentrations, see Note 5 on page 201 of this Annual Report.

						30 days or more past due and accruing loans	Full year net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
As of or for the year ended			Noninvestment-grade
December 31, 2011	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
(in millions)
Top 25 industries(a)
Banks and finance companies	$71,440	$59,115	$11,742	$560	$23	$20	$(211)	$(3,053)	$(9,585)
Real estate	67,594	40,921	21,541	4,246	886	411	256	(97)	(359)
Healthcare	42,247	35,147	6,817	247	36	166	—	(304)	(320)
State and municipal governments(b)	41,930	40,565	1,124	225	16	23	—	(185)	(147)
Oil and gas	35,437	25,004	10,337	96	—	3	—	(119)	(88)
Asset managers	33,465	28,835	4,530	99	1	24	—	—	(4,807)
Consumer products	29,637	19,728	9,439	447	23	3	13	(272)	(50)
Utilities	28,650	23,557	4,423	614	56	—	76	(105)	(359)
Retail and consumer services	22,891	14,568	7,796	464	63	15	1	(96)	(1)
Technology	17,898	12,494	5,085	319	—	—	4	(191)	—
Central government	17,138	16,524	488	126	—	—	—	(9,796)	(813)
Machinery and equipment manufacturing	16,498	9,014	7,375	103	6	1	(1)	(19)	—
Transportation	16,305	12,061	4,070	149	25	6	17	(178)	—
Metals/mining	15,254	8,716	6,388	150	—	6	(19)	(423)	—
Insurance	13,092	9,425	3,064	591	12	—	—	(552)	(454)
Business services	12,408	7,093	5,168	113	34	17	22	(20)	(2)
Securities firms and exchanges	12,394	10,799	1,564	30	1	10	73	(395)	(3,738)
Media	11,909	6,853	3,921	720	415	1	18	(188)	—
Building materials/construction	11,770	5,175	5,674	917	4	6	(4)	(213)	—
Chemicals/plastics	11,728	7,867	3,720	140	1	—	—	(95)	(20)
Telecom services	11,552	8,502	2,235	814	1	2	5	(390)	—
Automotive	9,910	5,699	4,188	23	—	9	(11)	(819)	—
Aerospace	8,560	7,646	848	66	—	7	—	(208)	—
Agriculture/paper manufacturing	7,594	4,888	2,586	120	—	9	—	-	—
Leisure	5,650	3,051	1,752	629	218	1	1	(81)	(26)
All other(c)	180,660	161,568	17,011	1,486	595	1,099	200	(8,441)	(1,038)
Subtotal	$753,611	$584,815	$152,886	$13,494	$2,416	$1,839	$440	$(26,240)	$(21,807)
Loans held-for-sale and loans at fair value	4,621
Receivables from customers and interests in purchased receivables	17,461
Total	$775,693
Presented below is a discussion of several industries to which the Firm has significant exposure, as well as industries the Firm continues to monitor because of actual or potential credit concerns. For additional information, refer to the tables above and on the next page.

•
Banks and finance companies: Exposure to this industry increased by $5.6 billion or 8%, and criticized exposure decreased 3%, compared with 2010. The portfolio increased from 2010 and the investment grade portion remained high in proportion to the overall industry increase. At December 31, 2011, 83% of the portfolio continued to be rated investment-grade, unchanged from 2010.

•
Real estate: Exposure to this sector increased by $3.2 billion or 5%, in 2011 to $67.6 billion. The increase was primarily driven by CB, partially offset by decreases in credit exposure in IB. The credit quality of this industry improved as the investment-grade portion of this industry increased by 19% from 2010, while the criticized portion declined by 45% from 2010, primarily as a result of repayments and loans sales. The ratio of nonaccrual loans to total loans decreased to 2% from 5% in line with the decrease in real estate criticized exposure. For further information on commercial real estate loans, see Note 14 on pages 231–252 of this Annual Report.

138	JPMorgan Chase & Co./2011 Annual Report

						30 days or more past due and accruing loans	Full year net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
As of or for the year ended			Noninvestment-grade
December 31, 2010	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
(in millions)
Top 25 industries(a)
Banks and finance companies	$65,867	$54,839	$10,428	$467	$133	$26	$69	$(3,456)	$(9,216)
Real estate	64,351	34,440	20,569	6,404	2,938	399	862	(76)	(57)
Healthcare	41,093	33,752	7,019	291	31	85	4	(768)	(161)
State and municipal governments(b)	35,808	34,641	912	231	24	34	3	(186)	(233)
Oil and gas	26,459	18,465	7,850	143	1	24	—	(87)	(50)
Asset managers	29,364	25,533	3,401	427	3	7	—	—	(2,948)
Consumer products	27,508	16,747	10,379	371	11	217	1	(752)	(2)
Utilities	25,911	20,951	4,101	498	361	3	49	(355)	(230)
Retail and consumer services	20,882	12,021	8,316	338	207	8	23	(623)	(3)
Technology	14,348	9,355	4,534	399	60	47	50	(158)	—
Central government	11,173	10,677	496	—	—	—	—	(6,897)	(42)
Machinery and equipment manufacturing	13,311	7,690	5,372	244	5	8	2	(74)	(2)
Transportation	9,652	6,630	2,739	245	38	—	(16)	(132)	—
Metals/mining	11,426	5,260	5,748	362	56	7	35	(296)	—
Insurance	10,918	7,908	2,690	320	—	—	(1)	(805)	(567)
Business services	11,247	6,351	4,735	115	46	11	15	(5)	—
Securities firms and exchanges	9,415	7,678	1,700	37	—	—	5	(38)	(2,358)
Media	10,967	5,808	3,945	672	542	2	92	(212)	(3)
Building materials/construction	12,808	6,557	5,065	1,129	57	9	6	(308)	—
Chemicals/plastics	12,312	8,375	3,656	274	7	—	2	(70)	—
Telecom services	10,709	7,582	2,295	821	11	3	(8)	(820)	—
Automotive	9,011	3,915	4,822	269	5	—	52	(758)	—
Aerospace	5,732	4,903	732	97	—	—	—	(321)	—
Agriculture/paper manufacturing	7,368	4,510	2,614	242	2	8	7	(44)	(2)
Leisure	5,405	2,895	1,367	941	202	—	90	(253)	(21)
All other(c)	146,025	128,074	15,648	1,499	804	954	385	(5,614)	(591)
Subtotal	$649,070	$485,557	$141,133	$16,836	$5,544	$1,852	$1,727	$(23,108)	$(16,486)
Loans held-for-sale and loans at fair value	5,123
Receivables from customers and interests in purchased receivables	32,932
Total	$687,125

(a)
All industry rankings are based on exposure at December 31, 2011. The industry rankings presented in the table as of December 31, 2010, are based on the industry rankings of the corresponding exposures at December 31, 2011, not actual rankings of such exposures at December 31, 2010.

(b)
In addition to the credit risk exposure to states and municipal governments at December 31, 2011 and 2010, noted above, the Firm held $16.7 billion and $14.0 billion, respectively, of trading securities and $16.5 billion and $11.6 billion, respectively, of AFS securities issued by U.S. state and municipal governments. For further information, see Note 3 and Note 12 on pages 184–198 and 225–230, respectively, of this Annual Report.

(c)
For further information on the All other category refer to the discussion in the following section on page 140 of this Annual Report. All other for credit derivative hedges includes credit default swap (“CDS”) index hedges of CVA.

(d)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.

(e)
Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP.

JPMorgan Chase & Co./2011 Annual Report	139

Management's discussion and analysis

•
State and municipal governments: Exposure to this segment increased by $6.1 billion or 17% in 2011 to $41.9 billion. Lending-related commitments comprise approximately 67% of exposure to this sector, generally in the form of bond and commercial paper liquidity and standby letter of credit commitments. Credit quality of the portfolio remains high as 97% of the portfolio was rated investment-grade, unchanged from 2010. Criticized exposure was less than 1% of this industry’s exposure. The non-U.S. portion of this industry was less than 5% of the total. The Firm continues to actively monitor and manage this exposure in light of the challenging environment faced by state and municipal governments. For further discussion of commitments for bond liquidity and standby letters of credit, see Note 29 on pages 283–289 of this Annual Report.

•
Media: Exposure to this industry increased by 9% to $11.9 billion in 2011. Criticized exposure of $1.1 billion decreased by 7% in 2011 from $1.2 billion, but remains elevated relative to total industry exposure due to continued pressure on the traditional media business model from expanding digital and online technology.

•
All other: All other at December 31, 2011 (excluding loans held-for-sale and loans at fair value), included $180.7 billion of credit exposure. Concentrations of exposures include: (1) Individuals, Private Education & Civic Organizations, which were 54% of this category and (2) SPEs which were 35% of this category. Each of these categories has high credit quality, and over 90% of each of these categories were rated investment-grade. SPEs provide secured financing (generally backed by receivables, loans or bonds with a diverse group of obligors); the lending in this category was all secured and well-structured. For further discussion of SPEs, see Note 1 on pages 182–183 and Note 16 on pages 256–267 of this Annual Report. The remaining exposure within this category is well-diversified, with no category being more than 6% of its total.

The following table presents the geographic distribution of wholesale credit exposure including nonperforming assets and past due loans as of December 31, 2011 and 2010. The geographic distribution of the wholesale portfolio is determined based predominantly on the domicile of the borrower.

	Credit exposure				Nonperforming				Assets acquired in loan satisfactions	30 days or more past due and accruing loans
December 31, 2011 (in millions)	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives	Lending-related commitments	Total non- performing credit exposure
Europe/Middle East/Africa	$36,637	$60,681	$43,204	$140,522	$44	$—	$25	$69	$—	$68
Asia/Pacific	31,119	17,194	10,943	59,256	1	13	—	14	—	6
Latin America/Caribbean	25,141	20,859	5,316	51,316	386	—	15	401	3	222
Other North America	2,267	6,680	1,488	10,435	3	—	1	4	—	—
Total non-U.S.	95,164	105,414	60,951	261,529	434	13	41	488	3	296
Total U.S.	183,231	277,325	31,526	492,082	1,964	5	824	2,793	176	1,543
Loans held-for-sale and loans at fair value	4,621	—	—	4,621	183	NA	—	183	NA	—
Receivables from customers and interests in purchased receivables	—	—	—	17,461	—	NA	NA	—	NA	—
Total	$283,016	$382,739	$92,477	$775,693	$2,581	$18	$865	$3,464	$179	$1,839

	Credit exposure				Nonperforming				Assets acquired in loan satisfactions	30 days or more past due and Accruing loans
December 31, 2010 (in millions)	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives	Lending-related commitments	Total non- performing credit exposure
Europe/Middle East/Africa	$27,934	$58,418	$35,196	$121,548	$153	$1	$23	$177	$—	$127
Asia/Pacific	20,552	15,002	10,991	46,545	579	21	—	600	—	74
Latin America/Caribbean	16,480	12,170	5,634	34,284	649	—	13	662	1	131
Other North America	1,185	6,149	2,039	9,373	6	—	5	11	—	—
Total non-U.S.	66,151	91,739	53,860	211,750	1,387	22	41	1,450	1	332
Total U.S.	156,359	254,340	26,621	437,320	4,123	12	964	5,099	320	1,520
Loans held-for-sale and loans at fair value	5,123	—	—	5,123	496	NA	—	496	NA	—
Receivables from customers and interests in purchased receivables	—	—	—	32,932	—	NA	NA	—	NA	—
Total	$227,633	$346,079	$80,481	$687,125	$6,006	$34	$1,005	$7,045	$321	$1,852

(a)
At December 31, 2011 and 2010, the Firm held an allowance for loan losses of $496 million and $1.6 billion, respectively, related to nonaccrual retained loans resulting in allowance coverage ratios of 21% and 29%, respectively. Wholesale nonaccrual loans represented 0.91% and 2.64% of total wholesale loans at December 31, 2011 and 2010, respectively.

140	JPMorgan Chase & Co./2011 Annual Report

Loans
In the normal course of business, the Firm provides loans to a variety of wholesale customers, from large corporate and institutional clients to high-net-worth individuals. For further discussion on loans, including information on credit quality indicators, see Note 14 on pages 231–252 of this Annual Report.
The Firm actively manages wholesale credit exposure. One way of managing credit risk is through sales of loans and lending-related commitments. During 2011, the Firm sold $5.2 billion of loans and commitments, recognizing net gains of $22 million. During 2010, the Firm sold $8.3 billion of loans and commitments, recognizing net gains of $99 million. These results included gains or losses on sales of nonaccrual loans, if any, as discussed below. These sale activities are not related to the Firm’s securitization activities. For further discussion of securitization activity, see Liquidity Risk Management and Note 16 on pages 127–132 and 256–267 respectively, of this Annual Report.
The following table presents the change in the nonaccrual loan portfolio for the years ended December 31, 2011 and 2010. Nonaccrual wholesale loans decreased by $3.4 billion from December 31, 2010, primarily reflecting net repayments and loan sales.

Wholesale nonaccrual loan activity
Year ended December 31, (in millions)	2011	2010
Beginning balance	$6,006	$6,904
Additions	2,519	9,249
Reductions:
Paydowns and other	2,841	5,540
Gross charge-offs	907	1,854
Returned to performing status	807	364
Sales	1,389	2,389
Total reductions	5,944	10,147
Net additions/(reductions)	(3,425)	(898)
Ending balance	$2,581	$6,006
The following table presents net charge-offs, which are defined as gross charge-offs less recoveries, for the years ended December 31, 2011 and 2010. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs
Year ended December 31, (in millions, except ratios)	2011	2010
Loans – reported
Average loans retained	$245,111	$213,609
Net charge-offs/(recoveries)	440	1,727
Net charge-off/(recovery) rate	0.18%	0.81%

Derivative contracts
In the normal course of business, the Firm uses derivative instruments predominantly for market-making activity. Derivatives enable customers and the Firm to manage exposures to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its credit exposure. For further discussion of derivative contracts, see Note 5 and Note 6 on page 201 and 202–210, respectively, of this Annual Report.
The following tables summarize the net derivative receivables for the periods presented

Derivative receivables
December 31, (in millions)	Derivative receivables
	2011	2010
Interest rate	$46,369	$32,555
Credit derivatives	6,684	7,725
Foreign exchange	17,890	25,858
Equity	6,793	4,204
Commodity	14,741	10,139
Total, net of cash collateral	92,477	80,481
Liquid securities and other cash collateral held against derivative receivables	(21,807)	(16,486)
Total, net of all collateral	$70,670	$63,995
Derivative receivables reported on the Consolidated Balance Sheets were $92.5 billion and $80.5 billion at December 31, 2011 and 2010, respectively. These represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements, cash collateral held by the Firm and the CVA. However, in management’s view, the appropriate measure of current credit risk should take into consideration additional liquid securities (primarily U.S. government and agency securities and other G7 government bonds) and other cash collateral held by the Firm of $21.8 billion and $16.5 billion at December 31, 2011 and 2010, respectively that may be used as security when the fair value of the client’s exposure is in the Firm’s favor, as shown in the table above.
In addition to the collateral described in the preceding paragraph the Firm also holds additional collateral (including cash, U.S. government and agency securities, and other G7 government bonds) delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Though this collateral does not reduce the balances and is not included in the table above, it is available as security against potential exposure that could arise should the fair value of the client’s derivative transactions move in the Firm’s favor. As of December 31, 2011 and 2010, the Firm held $17.6 billion and $18.0 billion, respectively, of this additional collateral. The derivative receivables fair value, net of all collateral, also do not include other credit enhancements, such as letters of credit. For additional information on the Firm’s use of

JPMorgan Chase & Co./2011 Annual Report	141

Management's discussion and analysis

collateral agreements, see Note 6 on pages 202–210 of this Annual Report.
While useful as a current view of credit exposure, the net fair value of the derivative receivables does not capture the potential future variability of that credit exposure. To capture the potential future variability of credit exposure, the Firm calculates, on a client-by-client basis, three measures of potential derivatives-related credit loss: Peak, Derivative Risk Equivalent (“DRE”), and Average exposure (“AVG”). These measures all incorporate netting and collateral benefits, where applicable.
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
Finally, AVG is a measure of the expected fair value of the Firm’s derivative receivables at future time periods, including the benefit of collateral. AVG exposure over the total life of the derivative contract is used as the primary metric for pricing purposes and is used to calculate credit capital and the CVA, as further described below. AVG exposure was $53.6 billion and $45.3 billion at December 31, 2011 and 2010, respectively, compared with derivative receivables, net of all collateral, of $70.7 billion and $64.0 billion at December 31, 2011 and 2010, respectively.
The fair value of the Firm’s derivative receivables incorporates an adjustment, the CVA, to reflect the credit quality of counterparties. The CVA is based on the Firm’s AVG to a counterparty and the counterparty’s credit spread in the credit derivatives market. The primary components of changes in CVA are credit spreads, new deal activity or unwinds, and changes in the underlying market environment. The Firm believes that active risk management is essential to controlling the dynamic credit risk in the derivatives portfolio. In addition, the Firm’s risk management process takes into consideration the potential impact of wrong-way risk, which is broadly defined as the potential for increased correlation between the Firm’s exposure to a counterparty (AVG) and the counterparty’s credit quality. Many factors may influence the nature and magnitude of these correlations over time. To the extent that these correlations are identified, the Firm may adjust the CVA associated with that counterparty’s AVG. The Firm risk manages exposure to changes in CVA by entering into credit derivative transactions, as well as interest rate, foreign exchange, equity and commodity derivative transactions.
The accompanying graph shows exposure profiles to derivatives over the next 10 years as calculated by the DRE and AVG metrics. The two measures generally show declining exposure after the first year, if no new trades were added to the portfolio.

The following table summarizes the ratings profile of the Firm’s derivative receivables, net of other liquid securities collateral, for the dates indicated.

Ratings profile of derivative receivables
Rating equivalent	2011		2010
December 31, (in millions, except ratios)	Exposure net of all collateral	% of exposure net of all collateral	Exposure net of all collateral	% of exposure net of all collateral
AAA/Aaa to AA-/Aa3	$25,100	35%	$23,342	36%
A+/A1 to A-/A3	22,942	32	15,812	25
BBB+/Baa1 to BBB-/Baa3	9,595	14	8,403	13
BB+/Ba1 to B-/B3	10,545	15	13,716	22
CCC+/Caa1 and below	2,488	4	2,722	4
Total	$70,670	100%	$63,995	100%
As noted above, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the

Firm’s derivatives transactions subject to collateral agreements – excluding foreign exchange spot trades, which

142	JPMorgan Chase & Co./2011 Annual Report

are not typically covered by collateral agreements due to their short maturity – was 88% as of December 31, 2011, unchanged compared with December 31, 2010. The Firm posted $82.1 billion and $58.3 billion of collateral at December 31, 2011 and 2010, respectively.
Credit derivatives
Credit derivatives are financial instruments whose value is derived from the credit risk associated with the debt of a third party issuer (the reference entity) and which allow one party (the protection purchaser) to transfer that risk to another party (the protection seller) when the reference entity suffers a credit event. If no credit event has occurred, the protection seller makes no payments to the protection purchaser.
As a purchaser of credit protection, the Firm has risk that the counterparty providing the credit protection will default. As a seller of credit protection, the Firm has risk that the underlying entity referenced in the contract will be subject to a credit event. Upon the occurrence of a credit event, which may include, among other events, the bankruptcy or failure to pay by, or certain restructurings of the debt of, the reference entity, neither party has recourse to the reference entity. The protection purchaser has recourse to the protection seller for the difference between the face value of the credit derivative contract and the fair value of the reference obligation at the time of settling the credit derivative contract. The determination as to whether a credit event has occurred is made by the relevant ISDA Determination Committee, comprised of 10 sell-side and five buy-side ISDA member firms.
One type of credit derivatives the Firm enters into with counterparties are CDS. The large majority of CDS are subject to collateral arrangements to protect the Firm from counterparty credit risk. The use of collateral to settle against defaulting counterparties has generally performed as designed and has significantly mitigated the Firm’s exposure to these counterparties. In 2011 the frequency and size of defaults related to the underlying debt referenced in credit derivatives was lower than 2010. For a more detailed description of credit derivatives, including other types of credit derivatives, see Credit derivatives in Note 6 on pages 202–210 of this Annual Report.
The Firm uses credit derivatives for two primary purposes: first, in its capacity as a market-maker in the dealer/client business to meet the needs of customers; and second, in order to mitigate the Firm’s own credit risk associated with its overall derivative receivables and traditional commercial credit lending exposures (loans and unfunded commitments). For further information on the Firm’s dealer/client business, see Credit derivatives in Note 6, on pages 202–210 of this Annual Report.

The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold as of December 31, 2011 and 2010, distinguishing between dealer/client activity and credit portfolio activity.

Credit derivative notional amounts
	2011					2010
	Dealer/client		Credit portfolio			Dealer/client		Credit portfolio
December 31, (in millions)	Protection purchased(b)	Protection sold	Protection purchased	Protection sold	Total	Protection purchased(b)	Protection sold	Protection purchased	Protection sold	Total
Credit default swaps	$2,800,975	$2,839,361	$26,371	$131	$5,666,838	$2,661,657	$2,658,825	$23,523	$415	$5,344,420
Other credit derivatives(a)	27,246	79,711	—	—	106,957	34,250	93,776	—	—	128,026
Total	$2,828,221	$2,919,072	$26,371	$131	$5,773,795	$2,695,907	$2,752,601	$23,523	$415	$5,472,446

(a)	Primarily consists of total return swaps and credit default swap options.

(b)	At December 31, 2011 and 2010, included $2,803 billion and $2,662 billion, respectively, of notional exposure where the Firm has sold protection on the identical underlying reference instruments.
Dealer/client business
Within the dealer/client business, the Firm actively manages credit derivatives by buying and selling credit protection, predominantly on corporate debt obligations, according to client demand. For further information, see Note 6 on pages 202–210 of this Annual Report. At December 31, 2011, the total notional amount of protection purchased and sold increased by $298.8 billion from year-end 2010, primarily due to increased activity, particularly in the EMEA region.
Credit portfolio activities
Management of the Firm’s wholesale exposure is accomplished through a number of means including loan syndication and participations, loan sales, securitizations, credit derivatives, use of master netting agreements, and collateral and other risk-reduction techniques. The Firm also manages its wholesale credit exposure by purchasing protection through single-name and portfolio credit derivatives to manage the credit risk associated with loans, lending-related commitments and derivative receivables. Changes in credit risk on the credit derivatives are expected to offset changes in credit risk on the loans, lending-related commitments or derivative receivables. This activity does not reduce the reported level of assets on the Consolidated Balance Sheets or the level of reported off–balance sheet commitments, although it does provide the Firm with credit risk protection.

JPMorgan Chase & Co./2011 Annual Report	143

Management's discussion and analysis

Use of single-name and portfolio credit derivatives
	Notional amount of protection purchased and sold
December 31, (in millions)	2011	2010
Credit derivatives used to manage:
Loans and lending-related commitments	$3,488	$6,698
Derivative receivables	22,883	16,825
Total protection purchased	26,371	23,523
Total protection sold	131	415
Credit derivatives hedges notional, net	$26,240	$23,108

The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under U.S. GAAP; these derivatives are reported at fair value, with gains and losses recognized in principal transactions revenue. In contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives used in credit portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. In addition, the effectiveness of the Firm’s CDS protection as a hedge of the Firm’s exposures may vary depending upon a number of factors, including the contractual terms of the CDS. The fair value related to the Firm’s credit derivatives used for managing credit exposure, as well as the fair value related to the CVA (which reflects the credit quality of derivatives counterparty exposure), are included in the gains and losses realized on credit derivatives disclosed in the table below. These results can vary from period to period due to market conditions that affect specific positions in the portfolio. For further information on credit derivative protection purchased in the context of country risk, see Country Risk Management on pages 163–165 of this Annual Report.

Net gains and losses on credit portfolio hedges
Year ended December 31, (in millions)	2011	2010	2009
Hedges of loans and lending-related commitments	$(32)	$(279)	$(3,258)
CVA and hedges of CVA	(769)	(403)	1,920
Net gains/(losses)	$(801)	$(682)	$(1,338)

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
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $206.5 billion and $178.9 billion as of December 31, 2011 and 2010, respectively.

144	JPMorgan Chase & Co./2011 Annual Report

CONSUMER CREDIT PORTFOLIO
JPMorgan Chase’s consumer portfolio consists primarily of residential real estate loans, credit cards, auto loans, business banking loans, and student loans. The Firm’s primary focus is on serving the prime segment of the consumer credit market. For further information on consumer loans, see Note 14 on pages 231–252 of this Annual Report.
A substantial portion of the consumer loans acquired in the Washington Mutual transaction were identified as PCI based on an analysis of high-risk characteristics, including product type, LTV ratios, FICO scores and delinquency status. These PCI loans are accounted for on a pool basis, and the pools are considered to be performing. For further information on PCI loans see Note 14 on pages 231–252 of this Annual Report.
The credit performance of the consumer portfolio across the entire product spectrum has improved, particularly in credit card, but high unemployment and weak overall economic conditions continued to result in an elevated number of residential real estate loans that were charged-off, and weak housing prices continued to negatively affect the severity of loss recognized on residential real estate loans that defaulted. Early-stage residential real estate delinquencies (30–89 days delinquent) declined during the first half of the year, but flattened during the second half of the year, while late-stage delinquencies (150+ days delinquent), excluding government guaranteed loans, have steadily declined in 2011. In spite of the declines, residential real estate loan delinquencies remained elevated. The elevated level of the late-stage delinquent loans is due, in part, to loss-mitigation activities currently being undertaken and to elongated foreclosure processing timelines. Losses related to these loans continued to be recognized in accordance with the Firm’s standard charge-off practices, but some delinquent loans that would otherwise have been foreclosed upon remain in the mortgage and home equity loan portfolios. In addition to these elevated levels of delinquencies, ongoing weak economic conditions and housing prices, the estimated effects of the mortgage foreclosure-related settlement with federal and state officials, uncertainties regarding the ultimate success of loan modifications, and the risk attributes of certain loans within the portfolio (e.g., loans with high LTV ratios, junior lien loans behind a delinquent or modified senior lien) have resulted in a high level of uncertainty regarding credit risk in the residential real estate portfolio and have been considered in estimating the allowance for loan losses.

Since the global economic crisis began in mid-2007, the Firm has taken actions to reduce risk exposure to consumer loans by tightening both underwriting and loan qualification standards, as well as eliminating certain products and loan origination channels for residential real estate lending. To manage the risk associated with lending-related commitments, the Firm has reduced or canceled certain lines of credit as permitted by law. For example, the Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property or when there has been a demonstrable decline in the creditworthiness of the borrower. Also, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The tightening of underwriting criteria for auto loans has resulted in the reduction of both extended-term and high LTV financing. In addition, new originations of private student loans are limited to school-certified loans, the majority of which include a qualified co-borrower.

JPMorgan Chase & Co./2011 Annual Report	145

Management's discussion and analysis

The following table presents managed consumer credit-related information (including RFS, Card Services & Auto, and residential real estate loans reported in Asset Management and the Corporate/Private Equity segment) for the dates indicated. For further information about the Firm’s nonaccrual and charge-off accounting policies, see Note 14 on pages 231–252 of this Annual Report.

Consumer credit portfolio
As of or for the year ended December 31, (in millions, except ratios)	Credit exposure		Nonaccrual loans(g)(h)		Net charge-offs		Average annual net charge-off rate(i)(j)
	2011	2010	2011	2010	2011	2010	2011	2010
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Home equity – senior lien	$21,765	$24,376	$495	$479	$284	$262	1.20%	1.00%
Home equity – junior lien	56,035	64,009	792	784	2,188	3,182	3.69	4.63
Prime mortgage, including option ARMs	76,196	74,539	3,462	4,320	708	1,627	0.95	2.15
Subprime mortgage	9,664	11,287	1,781	2,210	626	1,374	5.98	10.82
Auto(a)	47,426	48,367	118	141	152	298	0.32	0.63
Business banking	17,652	16,812	694	832	494	707	2.89	4.23
Student and other	14,143	15,311	69	67	420	459	2.85	2.85
Total loans, excluding PCI loans and loans held-for-sale	242,881	254,701	7,411	8,833	4,872	7,909	1.97	3.00
Loans – PCI(b)
Home equity	22,697	24,459	NA	NA	NA	NA	NA	NA
Prime mortgage	15,180	17,322	NA	NA	NA	NA	NA	NA
Subprime mortgage	4,976	5,398	NA	NA	NA	NA	NA	NA
Option ARMs	22,693	25,584	NA	NA	NA	NA	NA	NA
Total loans – PCI	65,546	72,763	NA	NA	NA	NA	NA	NA
Total loans – retained	308,427	327,464	7,411	8,833	4,872	7,909	1.54	2.32
Loans held-for-sale(c)	—	154	—	—	—	—	—	—
Total consumer, excluding credit card loans	308,427	327,618	7,411	8,833	4,872	7,909	1.54	2.32
Lending-related commitments
Home equity – senior lien(d)	16,542	17,662
Home equity – junior lien(d)	26,408	30,948
Prime mortgage	1,500	1,266
Subprime mortgage	—	—
Auto	6,694	5,246
Business banking	10,299	9,702
Student and other	864	579
Total lending-related commitments	62,307	65,403
Receivables from customers(e)	100	—
Total consumer exposure, excluding credit card	370,834	393,021
Credit Card
Loans retained(f)	132,175	135,524	1	2	6,925	14,037	5.44	9.73
Loans held-for-sale	102	2,152	—	—	—	—	—	—
Total credit card loans	132,277	137,676	1	2	6,925	14,037	5.44	9.73
Lending-related commitments(d)	530,616	547,227
Total credit card exposure	662,893	684,903
Total consumer credit portfolio	$1,033,727	$1,077,924	$7,412	$8,835	$11,797	$21,946	2.66%	4.53%
Memo: Total consumer credit portfolio, excluding PCI	$968,181	$1,005,161	$7,412	$8,835	$11,797	$21,946	3.15%	5.38%

(a)	At December 31, 2011 and 2010, excluded operating lease–related assets of $4.4 billion and $3.7 billion, respectively.

(b)
Charge-offs are not recorded on PCI loans until actual losses exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. To date, no charge-offs have been recorded for these loans.

(c)	Represents prime mortgage loans held-for-sale.

(d)
Credit card and home equity lending–related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be used at the same time. For credit card and home equity commitments (if certain conditions are met), the Firm can reduce or cancel these lines of credit by providing the borrower notice or, in some cases, without notice as permitted by law.

(e)	Receivables from customers primarily represent margin loans to retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(f)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(g)	At December 31, 2011 and 2010, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $11.5 billion and $9.4 billion,

146	JPMorgan Chase & Co./2011 Annual Report

respectively, that are 90 or more days past due; and (2) student loans insured by U.S. government agencies under the FFELP of $551 million and $625 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the FFIEC, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

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

(i)
Average consumer loans held-for-sale were $924 million and $1.5 billion, respectively, for the years ended December 31, 2011 and 2010. These amounts were excluded when calculating net charge-off rates.

(j)
Net charge-off rates for 2010 reflect the impact of an aggregate $632 million adjustment related to the Firm’s estimate of the net realizable value of the collateral underlying the loans at the charge-off date. Absent this adjustment, net charge-off rates would have been 0.92%, 4.57%, 1.73% and 8.87% for home equity – senior lien; home equity – junior lien; prime mortgage, including option ARMs; and subprime mortgage, respectively. Total consumer, excluding credit card and PCI loans, and total consumer, excluding credit card, net charge-off rates would have been 2.76% and 2.14%, respectively, excluding this adjustment.

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances declined during the year ended December 31, 2011, due to paydowns, portfolio run-off and charge-offs. Credit performance has improved across most portfolios but remains under stress. The following discussion relates to the specific loan and lending-related categories. PCI loans are generally excluded from individual loan product discussions and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, see Note 14 on pages 231–252 of this Annual Report.
Home equity: Home equity loans at December 31, 2011, were $77.8 billion, compared with $88.4 billion at December 31, 2010. The decrease in this portfolio primarily reflected loan paydowns and charge-offs. Both senior lien and junior lien nonaccrual loans increased slightly from 2010. Senior lien early-stage delinquencies were relatively flat to 2010 and charge-offs increased slightly, but junior lien early-stage delinquencies and charge-offs showed improvement.
Approximately 20% of the Firm’s home equity portfolio consists of home equity loans (“HELOANs”) and the remainder consists of home equity lines of credit (“HELOCs”). HELOANs are generally fixed-rate, closed-end, amortizing loans, with terms ranging from 3–30 years. Approximately half of the HELOANs are senior liens and the remainder are junior liens. In general, HELOCs are open-ended, revolving loans for a 10-year period, after which time the HELOC converts to a loan with a 20-year amortization period. At the time of origination, the borrower typically selects one of two minimum payment options that will generally remain in effect during the revolving period: a monthly payment of 1% of the outstanding balance, or interest-only payments based on a variable index (typically Prime).
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
At December 31, 2011, the Firm estimates that its home equity portfolio contained approximately $3.7 billion of junior lien loans where the borrower has a first mortgage loan that is either delinquent or has been modified (“high-risk seconds”). Such loans are considered to pose a higher risk of default than that of junior lien loans for which the senior lien is neither delinquent nor modified. Of this estimated $3.7 billion balance, the Firm owns approximately 5% and services approximately 30% of the related senior lien loans to these same borrowers. The Firm estimates the balance of its total exposure to high-risk seconds on a quarterly basis using summary-level output from a database of information about senior and junior lien mortgage and home equity loans maintained by one of the bank regulatory agencies. This database comprises loan-level data provided by a number of servicers across the industry (including JPMorgan Chase). The performance of the Firm’s junior lien loans is generally consistent regardless of whether the Firm owns, services or does not own or service the senior lien. The increased probability of default associated with these higher-risk junior lien loans was considered in estimating the allowance for loan losses.
Mortgage: Mortgage loans at December 31, 2011, including prime, subprime and loans held-for-sale, were $85.9 billion, compared with $86.0 billion at December 31, 2010. Balances remained relatively flat as declines resulting from paydowns, portfolio run-off and the charge-off or liquidation of delinquent loans were offset by new prime mortgage originations and Ginnie Mae loans that the Firm elected to repurchase. Net charge-offs decreased from 2010 as a result of improvement in delinquencies, but remained elevated.
Prime mortgages, including option adjustable-rate mortgages (“ARMs”) and loans held-for-sale, were $76.2 billion at December 31, 2011, compared with $74.7 billion at December 31, 2010. The increase was due primarily to

JPMorgan Chase & Co./2011 Annual Report	147

Management's discussion and analysis

prime mortgage originations and Ginnie Mae loans that the Firm elected to repurchase, partially offset by the charge-off or liquidation of delinquent loans, paydowns, and portfolio run-off of option ARM loans. Excluding loans insured by U.S. government agencies, both early-stage and late-stage delinquencies showed modest improvement during the year but remained elevated. Nonaccrual loans showed improvement, but also remained elevated as a result of ongoing foreclosure processing delays. Net charge-offs declined year-over-year but remained high.
Option ARM loans, which are included in the prime mortgage portfolio, were $7.4 billion and $8.1 billion and represented 10% and 11% of the prime mortgage portfolio at December 31, 2011 and 2010, respectively. The decrease in option ARM loans resulted from portfolio run-off partially offset by the purchase of loans previously securitized as the securitization entities were terminated. The Firm’s option ARM loans, other than those held in the PCI portfolio, are primarily loans with lower LTV ratios and higher borrower FICO scores. Accordingly, the Firm expects substantially lower losses on this portfolio when compared with the PCI option ARM pool. As of December 31, 2011, approximately 6% of option ARM borrowers were delinquent, 3% were making interest-only or negatively amortizing payments, and 91% were making amortizing payments (such payments are not necessarily fully amortizing). Approximately 85% of borrowers within the portfolio are subject to risk of payment shock due to future payment recast, as only a limited number of these loans have been modified. The cumulative amount of unpaid interest added to the unpaid principal balance due to negative amortization of option ARMs was not material at either December 31, 2011 or 2010. The Firm estimates the following balances of option ARM loans will experience a recast that results in a payment increase: $160 million in 2012, $528 million in 2013 and $636 million in 2014. The Firm did not originate option ARMs and new originations of option ARMs were discontinued by Washington Mutual prior to the date of JPMorgan Chase’s acquisition of its banking operations.
Subprime mortgages at December 31, 2011, were $9.7 billion, compared with $11.3 billion at December 31, 2010. The decrease was due to portfolio run-off and the charge-off or liquidation of delinquent loans. Both early-stage and late-stage delinquencies improved from December 31, 2010. However, delinquencies and nonaccrual loans remained at elevated levels. Net charge-offs improved from the prior year.
Auto: Auto loans at December 31, 2011, were $47.4 billion, compared with $48.4 billion at December 31, 2010. Loan balances declined due to paydowns and payoffs, which were only partially offset by new originations reflecting the impact of increased competition. Delinquent and nonaccrual loans have decreased from December 31, 2010. Net charge-offs declined from the prior year as a result of a decline in loss severity due to a strong used-car market nationwide. The auto loan portfolio reflected a high concentration of prime-quality credits.
Business banking: Business banking loans at December 31, 2011, were $17.7 billion, compared with $16.8 billion at December 31, 2010. The increase was due to growth in new loan origination volumes. These loans primarily include loans that are collateralized, often with personal loan guarantees, and may also include Small Business Administration guarantees. Delinquent loans and nonaccrual loans showed some improvement from December 31, 2010, but remain elevated. Net charge-offs declined from the prior year.
Student and other: Student and other loans at December 31, 2011, were $14.1 billion, compared with $15.3 billion at December 31, 2010. The decrease was primarily due to paydowns and charge-offs of student loans. Other loans primarily include other secured and unsecured consumer loans. Delinquencies and nonaccrual loans remained elevated, but charge-offs decreased from 2010.
Purchased credit-impaired loans: PCI loans at December 31, 2011, were $65.5 billion, compared with $72.8 billion at December 31, 2010. This portfolio represents loans acquired in the Washington Mutual transaction, which were recorded at fair value at the time of acquisition.
During 2011, in connection with the Firm’s quarterly review of the PCI portfolios’ expected cash flows, management concluded that it was probable that higher expected credit losses would result in a decrease to the expected cash flows in certain portfolios. As a result, the Firm recognized an additional $770 million of impairment related to the home equity, prime mortgage and subprime mortgage PCI portfolios. As a result of this impairment, the Firm increased the allowance for loan losses for this portfolio. At December 31, 2011, the allowance for loan losses for the home equity, prime mortgage, option ARM and subprime mortgage PCI portfolios was $1.9 billion, $1.9 billion, $1.5 billion and $380 million, respectively, compared with an allowance for loan losses at December 31, 2010, of $1.6 billion, $1.8 billion, $1.5 billion and $98 million.
As of December 31, 2011, approximately 31% of the option ARM PCI loans were delinquent and 42% have been modified into fixed-rate, fully amortizing loans. Substantially all of the remaining loans are making amortizing payments, although such payments are not necessarily fully amortizing; in addition, substantially all of these loans are subject to the risk of payment shock due to future payment recast. The cumulative amount of unpaid interest added to the unpaid principal balance of the option ARM PCI pool was $1.1 billion and $1.4 billion at December 31, 2011 and 2010, respectively. The Firm estimates the following balances of option ARM PCI loans will experience a recast that results in a payment increase: $2.1 billion in 2012 and $361 million in 2013 and $410 million in 2014.

148	JPMorgan Chase & Co./2011 Annual Report

The following table provides a summary of lifetime principal loss estimates included in both the nonaccretable difference and the allowance for loan losses. Lifetime principal loss estimates, which exclude the effect of foregone interest as a result of loan modifications, were relatively unchanged from December 31, 2010 to December 31, 2011. Although the credit quality of the non-modified PCI loans generally deteriorated during 2011, this was offset by a decrease in estimated principal losses on the modified portion of the PCI portfolio. The impairment recognized in the fourth quarter of 2011 was driven by an increase in estimated principal losses on non-modified PCI loans, as the improvement in estimated principal losses on modified PCI loans was predominately offset by contractual interest cash flows foregone as a result of the modification. Principal charge-offs will not be recorded on these pools until the nonaccretable difference has been fully depleted.

Summary of lifetime principal loss estimates	Lifetime loss estimates(a)		LTD liquidation losses(b)
December 31, (in billions)	2011	2010	2011	2010
Home equity	$14.9	$14.7	$10.4	$8.8
Prime mortgage	4.6	4.9	2.3	1.5
Subprime mortgage	3.8	3.7	1.7	1.2
Option ARMs	11.5	11.6	6.6	4.9
Total	$34.8	$34.9	$21.0	$16.4

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses only plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses only was $9.4 billion and $14.1 billion at December 31, 2011 and 2010, respectively.

(b)	Life-to-date (“LTD”) liquidation losses represent realization of loss upon loan resolution.

Geographic composition and current estimated LTVs of residential real estate loans
The consumer, excluding credit card, loan portfolio is geographically diverse.
At both December 31, 2011 and 2010, California had the greatest concentration of residential real estate loans with 24% of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans. Of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans, $79.5 billion, or 54%, were concentrated in California, New York, Arizona, Florida and Michigan at December 31, 2011, compared with $86.4 billion, or 54%, at December 31, 2010. The unpaid principal balance of PCI loans concentrated in these five states represented 72% of total PCI loans at both December 31, 2011 and 2010.

The current estimated average LTV ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 83% at both December 31, 2011 and 2010. Excluding mortgage loans insured by U.S. government agencies and PCI loans, 24% of the retained portfolio had a current estimated LTV ratio greater than 100%, and 10% of the retained portfolio had a current estimated LTV ratio greater than 125% at both December 31, 2011 and 2010. The decline in home prices since 2007 has had a significant impact on the collateral values underlying the Firm’s residential real estate loan portfolio. In general, the delinquency rate for loans with high LTV ratios is greater than the delinquency rate for loans in which the borrower has equity in the collateral. While a large portion of the loans with current estimated LTV ratios greater than 100% continue to pay and are current, the continued willingness and ability of these borrowers to pay remains uncertain.

JPMorgan Chase & Co./2011 Annual Report	149

Management's discussion and analysis

The following table for PCI loans presents the current estimated LTV ratio, as well as the ratio of the carrying value of the underlying loans to the current estimated collateral value. Because such loans were initially measured at fair value, the ratio of the carrying value to the current estimated collateral value will be lower than the current estimated LTV ratio, which is based on the unpaid principal balance. The estimated collateral values used to calculate these ratios do not represent actual appraised loan-level collateral values; as such, the resulting ratios are necessarily imprecise and should therefore be viewed as estimates.

LTV ratios and ratios of carrying values to current estimated collateral values – PCI loans
	2011					2010
December 31, (in millions, except ratios)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)	Unpaid principal balance	Current estimated LTV ratio(c)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)

Home equity	$25,064	117%	(b)	$20,789	97%	$28,312	117%	(b)	$22,876	95%
Prime mortgage	16,060	110		13,251	91	18,928	109		15,556	90
Subprime mortgage	7,229	115		4,596	73	8,042	113		5,300	74
Option ARMs	26,139	109		21,199	89	30,791	111		24,090	87

(a)
Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated at least quarterly based on home valuation models that utilize nationally recognized home price index valuation estimates; such models incorporate actual data to the extent available and forecasted data where actual data is not available.

(b)
Represents current estimated combined LTV for junior home equity liens, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property.

(c)
Net carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition and is also net of the allowance for loan losses at December 31, 2011 and 2010, of $1.9 billion and $1.6 billion for home equity, respectively, $1.9 billion and $1.8 billion for prime mortgage, respectively, $1.5 billion and $1.5 billion for option ARMs, respectively, and $380 million and $98 million for subprime mortgage, respectively. Prior-period amounts have been revised to conform to the current-period presentation.

The current estimated average LTV ratios were 117% and 140% for California and Florida PCI loans, respectively, at December 31, 2011, compared with 118% and 135%, respectively, at December 31, 2010. Continued pressure on housing prices in California and Florida have contributed negatively to both the current estimated average LTV ratio and the ratio of net carrying value to current estimated collateral value for loans in the PCI portfolio. Of the PCI portfolio, 62% had a current estimated LTV ratio greater than 100%, and 31% had a current estimated LTV ratio greater than 125% at December 31, 2011, compared with 63% and 31%, respectively, at December 31, 2010.
While the current estimated collateral value is greater than the net carrying value of PCI loans, the ultimate performance of this portfolio is highly dependent on borrowers’ behavior and ongoing ability and willingness to continue to make payments on homes with negative equity, as well as on the cost of alternative housing. For further information on the geographic composition and current estimated LTVs of residential real estate – non-PCI and PCI loans, see Note 14 on pages 231–252 of this Annual Report.
Loan modification activities - residential real estate loans
For both the Firm’s on–balance sheet loans and loans serviced for others, more than 1.2 million mortgage modifications have been offered to borrowers and approximately 461,000 have been approved since the beginning of 2009. Of these, approximately 452,000 have achieved permanent modification as of December 31,

2011. Of the remaining modifications offered, 23% are in a trial period or still being reviewed for a modification, while 77% have dropped out of the modification program or otherwise were not eligible for final modification.
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
Loan modifications under HAMP and under one of the Firm’s proprietary modification programs, which is largely modeled after HAMP, require at least three payments to be made under the new terms during a trial modification period, and must be successfully re-underwritten with income verification before the loan can be permanently modified. In the case of specific targeted modification programs, re-underwriting the loan or a trial modification period is generally not required. When the Firm modifies

150	JPMorgan Chase & Co./2011 Annual Report

home equity lines of credit, future lending commitments related to the modified loans are canceled as part of the terms of the modification.
The primary indicator used by management to monitor the success of the modification programs is the rate at which the modified loans redefault. Modification redefault rates are affected by a number of factors, including the type of loan modified, the borrower’s overall ability and willingness to repay the modified loan and macroeconomic factors. Reduction in payment size for a borrower has shown to be the most significant driver in improving redefault rates.
The performance of modified loans generally differs by product type and also based on whether the underlying loan is in the PCI portfolio, due both to differences in credit quality and in the types of modifications provided. Performance metrics for modifications to the residential real estate portfolio, excluding PCI loans, that have been seasoned more than six months show weighted average redefault rates of 21% for senior lien home equity, 14% for junior lien home equity, 13% for prime mortgages including option ARMs, and 28% for subprime mortgages. The cumulative performance metrics for modifications to the PCI residential real estate portfolio seasoned more than six months show weighted average redefault rates of 19% for home equity, 22% for prime mortgages, 9% for option ARMs and 31% for subprime mortgages. The favorable performance of the option ARM modifications is the result of a targeted proactive program which fixed the borrower’s payment at the current level. The cumulative redefault rates reflect the performance of modifications completed under both HAMP and the Firm’s proprietary modification programs from October 1, 2009, through December 31, 2011. However, given the limited experience, ultimate performance of the modifications remain uncertain.

The following table presents information as of December 31, 2011 and 2010, relating to modified on–balance sheet residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. Modifications of PCI loans continue to be accounted for and reported as PCI loans, and the impact of the modification is incorporated into the Firm’s quarterly assessment of estimated future cash flows. Modifications of consumer loans other than PCI loans are generally accounted for and reported as troubled debt restructurings (“TDRs”). For further information on TDRs for the year ended December 31, 2011, see Note 14 on pages 231–252 on this Annual Report.

Modified residential real estate loans	2011		2010
December 31, (in millions)	On–balance sheet loans	Nonaccrual on–balance sheet loans(d)	On–balance sheet loans	Nonaccrual on–balance sheet loans(d)
Modified residential real estate loans – excluding PCI loans(a)(b)
Home equity – senior lien	$335	$77	$226	$38
Home equity – junior lien	657	159	283	63
Prime mortgage, including option ARMs	4,877	922	2,084	534
Subprime mortgage	3,219	832	2,751	632
Total modified residential real estate loans – excluding PCI loans	$9,088	$1,990	$5,344	$1,267
Modified PCI loans(c)
Home equity	$1,044	NA	$492	NA
Prime mortgage	5,418	NA	3,018	NA
Subprime mortgage	3,982	NA	3,329	NA
Option ARMs	13,568	NA	9,396	NA
Total modified PCI loans	$24,012	NA	$16,235	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At December 31, 2011 and 2010, $4.3 billion and $3.0 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) were excluded from loans accounted for as TDRs. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 16 on pages 256–267 of this Annual Report.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
Loans modified in a TDR that are on nonaccrual status may be returned to accrual status when repayment is reasonably assured and the borrower has made a minimum of six payments under the new terms. As of December 31, 2011 and 2010, nonaccrual loans included $886 million and $580 million, respectively, of TDRs for which the borrowers had not yet made six payments under the modified terms.

JPMorgan Chase & Co./2011 Annual Report	151

Management's discussion and analysis

Foreclosure prevention: Foreclosure is a last resort, and the Firm makes significant efforts to help borrowers stay in their homes. Since the third quarter of 2009, the Firm has prevented two foreclosures (through loan modification, short sales, and other foreclosure prevention means) for every foreclosure completed.
The Firm has a well-defined foreclosure prevention process when a borrower fails to pay on his or her loan. Customer contacts are attempted multiple times in various ways to pursue options other than foreclosure. In addition, if the Firm is unable to contact a customer, various reviews are completed of a borrower’s facts and circumstances before a foreclosure sale is completed. By the time of a foreclosure sale, borrowers have not made a payment on average for more than 17 months.
Nonperforming assets
The following table presents information as of December 31, 2011 and 2010, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
December 31, (in millions)	2011	2010
Nonaccrual loans(b)(c)
Home equity – senior lien	$495	$479
Home equity – junior lien	792	784
Prime mortgage, including option ARMs	3,462	4,320
Subprime mortgage	1,781	2,210
Auto	118	141
Business banking	694	832
Student and other	69	67
Total nonaccrual loans	7,411	8,833
Assets acquired in loan satisfactions
Real estate owned	802	1,294
Other	44	67
Total assets acquired in loan satisfactions	846	1,361
Total nonperforming assets	$8,257	$10,194

(a)
At December 31, 2011 and 2010, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $11.5 billion and $9.4 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $954 million and $1.9 billion, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $551 million and $625 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

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

(c)	At December 31, 2011 and 2010, consumer, excluding credit card nonaccrual loans represented 2.40% and 2.70%, respectively, of total consumer, excluding credit card loans.

Nonaccrual loans: Total consumer, excluding credit card, nonaccrual loans were $7.4 billion at December 31, 2011, compared with $8.8 billion at December 31, 2010. Nonaccrual loans have declined, but remain at elevated levels. The elongated foreclosure processing timelines is expected to continue to result in elevated levels of nonaccrual loans in the residential real estate portfolios. In addition, modified loans have also contributed to the elevated level of nonaccrual loans, since the Firm's policy requires modified loans that are on nonaccrual to remain on nonaccrual status until payment is reasonably assured and the borrower has made a minimum of six payments under the modified terms. Nonaccrual loans in the residential real estate portfolio totaled $6.5 billion at December 31, 2011, of which 69% were greater than 150 days past due; this compared with nonaccrual residential real estate loans of $7.8 billion at December 31, 2010, of which 71% were greater than 150 days past due. At December 31, 2011 and 2010, modified residential real estate loans of $2.0 billion and $1.3 billion, respectively, were classified as nonaccrual loans, of which $886 million and $580 million, respectively, had yet to make six payments under their modified terms; the remaining nonaccrual modified loans have redefaulted. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 50% and 46% to estimated collateral value at December 31, 2011 and 2010, respectively.
Real estate owned (“REO”): REO assets are managed for prompt sale and disposition at the best possible economic value. REO assets are those individual properties where the Firm gains ownership and possession at the completion of the foreclosure process. REO assets, excluding those insured by U.S. government agencies, decreased by $492 million from $1.3 billion at December 31, 2010, to $802 million at December 31, 2011.
Enhancements to mortgage servicing
During the second quarter of 2011, the Firm entered into Consent Orders with banking regulators relating to its residential mortgage servicing, foreclosure and loss-mitigation activities. In their Orders, the regulators have mandated significant changes to the Firm’s servicing and default business and outlined requirements to implement these changes. In accordance with the requirements of the Consent Orders, the Firm submitted comprehensive action plans, the plans have been approved, and the Firm has commenced implementation. The plans sets forth the steps necessary to ensure the Firm’s residential mortgage servicing, foreclosure and loss-mitigation activities are conducted in accordance with the requirements of the Orders.

152	JPMorgan Chase & Co./2011 Annual Report

To date, the Firm has implemented a number of corrective actions including the following:

•	Established an independent Compliance Committee which meets regularly and monitors progress against the Consent Orders.

•
Launched a new Customer Assistance Specialist organization for borrowers to facilitate the single point of contact initiative and ensure effective coordination and communication related to foreclosure, loss-mitigation and loan modification.

•	Enhanced its approach to oversight over third-party vendors for foreclosure or other related functions.

•
Standardized the processes for maintaining appropriate controls and oversight of the Firm’s activities with respect to the Mortgage Electronic Registration system (“MERS”) and compliance with MERSCORP’s membership rules, terms and conditions.

•	Strengthened its compliance program so as to ensure mortgage-servicing and foreclosure operations, including loss-mitigation and loan modification, comply with all applicable legal requirements.

•	Enhanced management information systems for loan modification, loss-mitigation and foreclosure activities.

•	Developed a comprehensive assessment of risks in servicing operations including, but not limited to, operational, transaction, legal and reputational risks.

•	Made technological enhancements to automate and streamline processes for the Firm’s document management, training, skills assessment and payment processing initiatives.

•	Deployed an internal validation process to monitor progress under the comprehensive action plans.
In addition, pursuant to the Consent Orders, the Firm is required to enhance oversight of its mortgage servicing activities, including oversight by compliance, management and audit personnel and, accordingly, has made and continues to make changes in its organization structure, control oversight and customer service practices.

Pursuant to the Consent Orders, the Firm has retained an independent consultant to conduct a review of its residential foreclosure actions during the period from January 1, 2009, through December 31, 2010 (including foreclosure actions brought in respect of loans being serviced), and to remediate any errors or deficiencies identified by the independent consultant, including, if required, by reimbursing borrowers for any identified financial injury they may have incurred. The borrower outreach process was launched in the fourth quarter of 2011, and the independent consultant has begun its review. For additional information, see “Mortgage Foreclosure Investigations and Litigation” in Note 31 on pages 290–299 of this Annual Report.
In connection with the Firm's February 2012 settlement with the U.S. Department of Justice, other federal agencies, and the State Attorneys General relating to the Firm's residential mortgage servicing, foreclosure, loss mitigation and origination activities, the Firm will make significant further changes to its servicing and default business pursuant to servicing standards agreed upon in the settlement. The servicing standards include, among other items, the following enhancements to the Firm's servicing of loans: a pre-foreclosure notice to all borrowers, which will include account information, holder status, and loss mitigation steps taken; enhancements to payment application and collections processes; strengthening procedures for filings in bankruptcy proceedings; deploying specific restrictions on “dual track” of foreclosure and loss mitigation; standardizing the process for appeal of loss mitigation denials; and implementing certain restrictions on fees, including the waiver of certain fees while a borrower's loss mitigation application is being evaluated.

JPMorgan Chase & Co./2011 Annual Report	153

Management's discussion and analysis

Credit Card
Total credit card loans were $132.3 billion at December 31, 2011, a decrease of $5.4 billion from December 31, 2010, due to higher repayment rates, runoff of the Washington Mutual portfolio and the Firm’s sale of the $3.7 billion Kohl’s portfolio on April 1, 2011.
For the retained credit card portfolio, the 30+ day delinquency rate decreased to 2.81% at December 31, 2011, from 4.14% at December 31, 2010. For the years ended December 31, 2011 and 2010, the net charge-off rates were 5.44% and 9.73% respectively. The delinquency trend showed improvement in the first half of the year, but delinquencies flattened during the second half of the year. Charge-offs have improved as a result of lower delinquent loans. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification. The greatest geographic concentration of credit card retained loans is in California, which represented 13% of total retained loans at both December 31, 2011 and 2010. Loan concentration for the top five states of California, New York, Texas, Florida and

Illinois consisted of $53.6 billion in receivables, or 40% of the retained loan portfolio, at December 31, 2011, compared with $54.4 billion, or 40%, at December 31, 2010.
Total retained credit card loans, excluding the Washington Mutual portfolio, were $121.1 billion at December 31, 2011, compared with $121.8 billion at December 31, 2010. The 30+ day delinquency rate was 2.53% at December 31, 2011, down from 3.73% at December 31, 2010. For the years ended December 31, 2011 and 2010, the net charge-off rates were 4.91% and 8.73% respectively.
Retained credit card loans in the Washington Mutual portfolio were $11.1 billion at December 31, 2011, compared with $13.7 billion at December 31, 2010. The Washington Mutual portfolio’s 30+ day delinquency rate was 5.82% at December 31, 2011, down from 7.74% at December 31, 2010. For the years ended December 31, 2011 and 2010, the net charge-off rates were 10.49% and 17.73% respectively.

Modifications of credit card loans
At December 31, 2011 and 2010, the Firm had $7.2 billion and $10.0 billion, respectively, of on–balance sheet credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms. The decrease in modified credit card loans outstanding from December 31, 2010, was attributable to a reduction in new modifications as well as ongoing payments and charge-offs on previously modified credit card loans.

Consistent with the Firm’s policy, all credit card loans typically remain on accrual status. However, the Firm establishes an allowance, which is reflected as a charge to interest income, for the estimated uncollectible portion of billed and accrued interest and fee income on credit card loans.
For additional information about loan modification programs to borrowers, see Note 14 on pages 231–252 of this Annual Report.

154	JPMorgan Chase & Co./2011 Annual Report

COMMUNITY REINVESTMENT ACT EXPOSURE
The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of borrowers in all segments of their communities, including neighborhoods with low or moderate incomes. JPMorgan Chase is a national leader in community development by providing loans, investments and community development services in communities across the United States.
At December 31, 2011 and 2010, the Firm’s CRA loan portfolio was approximately $15 billion and $16 billion,

respectively. At December 31, 2011 and 2010, 63% and 65%, respectively, of the CRA portfolio were residential mortgage loans; 17% and 15%, respectively, were business banking loans; 14%, for both periods, were commercial real estate loans; and 6%, for both periods, were other loans. CRA nonaccrual loans were 6% of the Firm’s total nonaccrual loans at both December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, net charge-offs in the CRA portfolio were 3% for both periods, of the Firm’s net charge-offs.

ALLOWANCE FOR CREDIT LOSSES
JPMorgan Chase’s allowance for loan losses covers the wholesale (risk-rated), and consumer, excluding credit card and credit card portfolios (primarily scored). The allowance represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also determines an allowance for wholesale and certain consumer, excluding credit card, lending-related commitments.
For a further discussion of the components of the allowance for credit losses, see Critical Accounting Estimates Used by the Firm on pages 168–169 and Note 15 on pages 252–255 of this Annual Report.
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm, and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of December 31, 2011, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb probable credit losses inherent in the portfolio).
The allowance for credit losses was $28.3 billion at December 31, 2011, a decrease of $4.7 billion from $33.0 billion at December 31, 2010. The credit card allowance for loan losses decreased by $4.0 billion from December 31, 2010, primarily as a result of lower estimated losses primarily related to improved delinquency trends as well as lower levels of outstandings. The wholesale allowance for loan losses decreased by $445 million from December 31, 2010, primarily related to the impact of loan sales. The consumer, excluding credit card, allowance for loan losses decreased $177 million largely due to a reduction of $1.0 billion in the allowance related to the non-credit-impaired residential real estate portfolio, as estimated losses in that portfolio declined, predominantly offset by a $770 million increase related to an increase in estimated lifetime losses in the PCI portfolio.
The allowance for lending-related commitments for both the wholesale and consumer, excluding credit card portfolios, which is reported in other liabilities, totaled $673 million and $717 million at December 31, 2011 and 2010, respectively.
The credit ratios in the table below are based on retained loan balances, which exclude loans held-for-sale and loans accounted for at fair value.

JPMorgan Chase & Co./2011 Annual Report	155

Management's discussion and analysis

Summary of changes in the allowance for credit losses

	2011				2010
Year ended December 31,	Wholesale	Consumer, excluding credit card	Credit card	Total	Wholesale	Consumer, excluding credit card	Credit card	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$4,761	$16,471	$11,034	$32,266	$7,145	$14,785	$9,672	$31,602
Cumulative effect of change in accounting principles(a)	—	—	—	—	14	127	7,353	7,494
Gross charge-offs	916	5,419	8,168	14,503	1,989	8,383	15,410	25,782
Gross recoveries	(476)	(547)	(1,243)	(2,266)	(262)	(474)	(1,373)	(2,109)
Net charge-offs	440	4,872	6,925	12,237	1,727	7,909	14,037	23,673
Provision for loan losses	17	4,670	2,925	7,612	(673)	9,458	8,037	16,822
Other	(22)	25	(35)	(32)	2	10	9	21
Ending balance at December 31,	$4,316	$16,294	$6,999	$27,609	$4,761	$16,471	$11,034	$32,266
Impairment methodology
Asset-specific(b)	$516	$828	$2,727	$4,071	$1,574	$1,075	$4,069	$6,718
Formula-based	3,800	9,755	4,272	17,827	3,187	10,455	6,965	20,607
PCI	—	5,711	—	5,711	—	4,941	—	4,941
Total allowance for loan losses	$4,316	$16,294	$6,999	$27,609	$4,761	$16,471	$11,034	$32,266
Allowance for lending-related commitments
Beginning balance at January 1,	$711	$6	$—	$717	$927	$12	$—	$939
Cumulative effect of change in accounting principles(a)	—	—	—	—	(18)	—	—	(18)
Provision for lending-related commitments	(40)	2	—	(38)	(177)	(6)	—	(183)
Other	(5)	(1)	—	(6)	(21)	—	—	(21)
Ending balance at December 31,	$666	$7	$—	$673	$711	$6	$—	$717
Impairment methodology
Asset-specific	$150	$—	$—	$150	$180	$—	$—	$180
Formula-based	516	7	—	523	531	6	—	537
Total allowance for lending-related commitments	$666	$7	$—	$673	$711	$6	$—	$717
Total allowance for credit losses	$4,982	$16,301	$6,999	$28,282	$5,472	$16,477	$11,034	$32,983
Memo:
Retained loans, end of period	$278,395	$308,427	$132,175	$718,997	$222,510	$327,464	$135,524	$685,498
Retained loans, average	245,111	315,736	127,334	688,181	213,609	340,334	144,219	698,162
PCI loans, end of period	21	65,546	—	65,567	44	72,763	—	72,807
Credit ratios
Allowance for loan losses to retained loans	1.55%	5.28%	5.30%	3.84%	2.14%	5.03%	8.14%	4.71%
Allowance for loan losses to retained nonaccrual loans(c)	180	220	NM	281	86	186	NM	225
Allowance for loan losses to retained nonaccrual loans excluding credit card	180	220	NM	210	86	186	NM	148
Net charge-off rates(d)	0.18	1.54	5.44	1.78	0.81	2.32	9.73	3.39
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans (e)	1.55	4.36	5.30	3.35	2.14	4.53	8.14	4.46
Allowance for loan losses to retained nonaccrual loans(c)(e)	180	143	NM	223	86	131	NM	190
Allowance for loan losses to retained nonaccrual loans excluding credit card(c)(e)	180	143	NM	152	86	131	NM	114
Net charge-off rates(d)	0.18%	1.97%	5.44%	1.98%	0.81%	3.00%	9.73%	3.81%

(a)
Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result, $7.4 billion,

156	JPMorgan Chase & Co./2011 Annual Report

$14 million and $127 million, respectively, of allowance for loan losses were recorded on-balance sheet with the consolidation of these entities. For further discussion, see Note 16 on pages 256–267 of this Annual Report.

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

(d)	Charge-offs are not recorded on PCI loans until actual losses exceed estimated losses recorded as purchase accounting adjustments at the time of acquisition.

(e)	Excludes the impact of PCI loans acquired as part of the Washington Mutual transaction.

Provision for credit losses
For the year ended December 31, 2011, the provision for credit losses was $7.6 billion down 54% from 2010. For the year ended December 31, 2011, the consumer, excluding credit card, provision for credit losses was $4.7 billion, down 51% from 2010, reflecting improved delinquency and net charge-off trends in 2011 across most portfolios, partially offset by an increase of $770 million reflecting additional impairment of the Washington Mutual PCI loans portfolio. The credit card provision for credit losses was $2.9 billion, down 64% from the prior year period, driven primarily by improved delinquency and net charge-offs which led to a reduction in the allowance for loan losses for both the prior and current year periods. For the year ended December 31, 2011, the wholesale provision for credit losses was a benefit of $23 million, compared with a benefit of $850 million in the prior-year period. The change in the wholesale provision when compared with the prior year period primarily reflects loan growth and other portfolio activity including the effect of lower net-charge offs on the provision.

Year ended December 31,	Provision for loan losses			Provision for lending-related commitments			Total provision for credit losses
(in millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Wholesale	$17	$(673)	$3,684	$(40)	$(177)	$290	$(23)	$(850)	$3,974
Consumer, excluding credit card	4,670	9,458	16,032	2	(6)	(10)	4,672	9,452	16,022
Credit card – reported(a)	2,925	8,037	12,019	—	—	—	2,925	8,037	12,019
Total provision for credit losses – reported	7,612	16,822	31,735	(38)	(183)	280	7,574	16,639	32,015
Credit card – securitized(a)(b)	NA	NA	6,443	NA	NA	—	NA	NA	6,443
Total provision for credit losses – managed	$7,612	$16,822	$38,178	$(38)	$(183)	$280	$7,574	$16,639	$38,458

(a)
Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. As a result of the consolidation of the credit card securitization trusts, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. For further discussion regarding the Firm’s application and the impact of the new guidance, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 76–78 of this Annual Report.

(b)
Loans securitized are defined as loans that were sold to unconsolidated securitization trusts and were not included in reported loans. For further discussion of credit card securitizations, see Note 16 on pages 256–267 of this Annual Report.

JPMorgan Chase & Co./2011 Annual Report	157

Management's discussion and analysis

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
Risk identification and classification
Each line of business is responsible for the comprehensive identification and verification of market risks within its units. The Firm’s market risks arise primarily from the activities in IB, Mortgage Production and Servicing, and CIO in Corporate/Private Equity.
IB makes markets in products across the fixed income, foreign exchange, equities and commodities markets. This trading activity may lead to a potential decline in net income due to adverse changes in market rates. In addition to these risks, there are risks in IB’s credit portfolio from retained loans and commitments, derivative credit valuation adjustments, hedges of the credit valuation adjustments and the fair value of hedges of the retained loan portfolio. Additional risk positions result from the debit valuation adjustments taken on certain structured liabilities and derivatives to reflect the credit quality of the Firm.
The Firm’s Mortgage Production and Servicing business includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges. These activities give rise to complex interest rate risks, as well as option and basis risk. Option risk arises primarily from prepayment options embedded in mortgages and changes in the probability of newly originated mortgage commitments actually closing. Basis risk results from differences in the relative movements of the rate indices underlying mortgage exposure and other interest rates.

CIO is primarily concerned with managing structural risks which arise out of the various business activities of the Firm. Market Risk measures and monitors the gross structural exposures as well as the net exposures related to these activities.
Risk measurement
Tools used to measure risk
Because no single measure can reflect all aspects of market risk, the Firm uses various metrics, both statistical and nonstatistical, including:

•	Value-at-risk

•	Economic-value stress testing

•	Nonstatistical risk measures

•	Loss advisories

•	Revenue drawdowns

•	Risk identification for large exposures (“RIFLEs”)

•	Nontrading interest rate-sensitive revenue-at-risk stress testing
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

158	JPMorgan Chase & Co./2011 Annual Report

The table below shows the results of the Firm’s VaR measure using a 95% confidence level.

Total IB trading VaR by risk type, Credit portfolio VaR and other VaR
As of or for the year ended December 31,	2011						2010						At December 31,
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2011		2010
IB VaR by risk type
Fixed income	$50		$31		$68		$65		$33		$95		$49		$52
Foreign exchange	11		6		19		11		6		20		19		16
Equities	23		15		42		22		10		52		19		30
Commodities and other	16		8		24		16		11		32		22		13
Diversification benefit to IB trading VaR	(42)	(a)	NM	(b)	NM	(b)	(43)	(a)	NM	(b)	NM	(b)	(55)	(a)	(34)	(a)
IB trading VaR	58		34		80		71		40		107		54		77
Credit portfolio VaR	33		19		55		26		15		40		42		27
Diversification benefit to IB trading and credit portfolio VaR	(15)	(a)	NM	(b)	NM	(b)	(10)	(a)	NM	(b)	NM	(b)	(20)	(a)	(5)	(a)
Total IB trading and credit portfolio VaR	76		42		102		87		50		128		76		99
Other VaR
Mortgage Production and Servicing VaR	30		6		98		23		8		47		16		9
Chief Investment Office (“CIO”) VaR	57		30		80		61		44		80		77		56
Diversification benefit to total other VaR	(17)	(a)	NM	(b)	NM	(b)	(13)	(a)	NM	(b)	NM	(b)	(10)	(a)	(10)	(a)
Total other VaR	70		46		110		71		48		100		83		55
Diversification benefit to total IB and other VaR	(45)	(a)	NM	(b)	NM	(b)	(59)	(a)	NM	(b)	NM	(b)	(46)	(a)	(65)	(a)
Total IB and other VaR	$101		$67		$147		$99		$66		$142		$113		$89

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

VaR Measurement
IB trading VaR includes substantially all market-making and client-driven activities as well as certain risk management activities in IB. This includes the credit spread sensitivities of certain mortgage products and syndicated lending facilities that the Firm intends to distribute. The Firm uses proxies to estimate the VaR for these and other products when daily time series are not available. It is likely that using an actual price-based time series for these products, if available, would affect the VaR results presented. In addition, for certain products included in IB trading and credit portfolio VaR, certain risk parameters that do not have daily observable values are not captured, such as correlation risk.
Credit portfolio VaR includes the derivative CVA, hedges of the CVA and the fair value of hedges of the retained loan portfolio, which are reported in principal transactions revenue. However, Credit portfolio VaR does not include the retained portfolio, which is not reported at fair value.
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

As noted above, IB, Credit portfolio and other VaR does not include the retained Credit portfolio, which is not marked to market; however, it does include hedges of those positions. It also does not include DVA on derivative and structured liabilities to reflect the credit quality of the Firm; principal investments (mezzanine financing, tax-oriented investments, etc.); and certain securities and investments held by the Corporate/Private Equity line of business, including private equity investments, capital management positions and longer-term investments managed by CIO. These longer-term positions are managed through the Firm’s nontrading interest rate-sensitive revenue-at-risk and other cash flow-monitoring processes, rather than by using a VaR measure. Principal investing activities and Private Equity positions are managed using stress and scenario analyses. See the DVA sensitivity table on page 161 of this Annual Report for further details. For a discussion of Corporate/Private Equity, see pages 107–108 of this Annual Report.
2011 and 2010 VaR results
As presented in the table above, average total IB and other VaR was $101 million for 2011, compared with $99 million for 2010. The increase in average VaR was driven by a decrease in diversification benefit across the Firm.
Average total IB trading and credit portfolio VaR for 2011 was $76 million compared with $87 million for 2010. The decrease in IB trading VaR was driven by a decline in market volatility in the first half of 2011, a reduction in average credit spreads, and a reduction in exposure mainly

JPMorgan Chase & Co./2011 Annual Report	159

Management's discussion and analysis

in the fixed income risk component.
CIO VaR averaged $57 million in 2011, compared with $61 million for 2010. The decrease was also driven by a decline in market volatility in the first half of 2011, as well as position changes.
Mortgage Production and Servicing VaR averaged $30 million for 2011, compared with $23 million for 2010. The increase was driven by position changes in the MSR Portfolio.
The Firm’s average IB and other VaR diversification benefit

was $45 million or 31% of the sum for 2011, compared with $59 million or 37% of the sum for 2010. In general, over the course of the year, VaR exposure can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR back-testing
The Firm conducts daily back-testing of VaR against its market risk related revenue. In the year ended December 31, 2011, losses were sustained on 27 days, of which three days exceeded the VaR measure.

The following histogram illustrates the daily market risk related gains and losses for IB, CIO and Mortgage Production and Servicing positions for 2011. This market risk related revenue is defined as the change in value of: principal transactions revenue for IB and CIO (less Private Equity gains/losses and revenue from longer-term CIO investments); trading-related net interest income for IB, CIO and Mortgage Production and Servicing; IB brokerage commissions, underwriting fees or other revenue; revenue from syndicated lending facilities that the Firm intends to distribute; and mortgage fees and related income for the Firm’s mortgage pipeline and warehouse loans, MSRs, and all related hedges. Daily firmwide market risk related revenue excludes gains and losses from DVA.
The chart shows that the Firm posted market risk related gains on 233 of the 260 days in this period, with seven days exceeding $200 million. The inset graph looks at those days on which the Firm experienced losses and depicts the amount by which the VaR exceeded the actual loss on each of those days.

Daily IB and Other Market Risk-Related Gains and Losses
(95% Confidence-Level VaR)
Year ended December 31, 2011

Average daily revenue: $73 million
60
50
40
30
20
10
0
Number of trading days
< 0
0 > < 30
30 > < 60
60 > < 90
90 > < 120
120 > < 160
160 > < 200
> 200
$ in millions

Daily IB and Other VaR less market risk-related losses
20
15
10
5
0
Number of trading days
< 0
0 > < 40
40 > < 80
80 > < 120
> 120
$ in millions

160	JPMorgan Chase & Co./2011 Annual Report

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

Debit valuation adjustment sensitivity
December 31, (in millions)	One basis-point increase in JPMorgan Chase’s credit spread
2011	$35
2010	35
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
Risk identification for large exposures
Individuals who manage risk positions in IB are responsible for identifying potential losses that could arise from specific, unusual events, such as a potential change in tax legislation, or a particular combination of unusual market moves. This information allows the Firm to monitor further earnings vulnerability not adequately covered by standard risk measures.

Nontrading interest rate-sensitive revenue-at-risk (i.e., “earnings-at-risk”)
The VaR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s Consolidated Balance Sheets to changes in market variables. The effect of interest rate exposure on reported net income is also important. Interest rate risk represents one of the Firm’s significant market risk exposures. This risk arises not only from trading activities but also from the Firm’s traditional banking activities which include extension of loans and credit facilities, taking deposits and issuing debt (i.e., asset/liability management positions including accrual loans within IB and CIO, and off—balance sheet positions). ALCO establishes the Firm’s interest rate risk policies, sets risk guidelines and limits and reviews the risk profile of the Firm. Treasury, working in partnership with the lines of business, calculates the Firm’s interest rate risk profile weekly and reviews it with senior management.
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

JPMorgan Chase & Co./2011 Annual Report	161

Management's discussion and analysis

include asset and liability balances and contractual rates of interest, contractual principal payment schedules, expected prepayment experience, interest rate reset dates and maturities, rate indices used for repricing, and any interest rate ceilings or floors for adjustable rate products. All transfer-pricing assumptions are dynamically reviewed.
The Firm manages this interest rate risk generally through its investment securities portfolio and related derivatives. The Firm evaluates its nontrading interest rate risk exposure through the stress testing of earnings-at-risk, which measures the extent to which changes in interest rates will affect the Firm’s Core net interest income (see page 78 of this Annual Report for further discussion on Core net interest income) and interest rate-sensitive fees (“nontrading interest rate-sensitive revenue”). Earnings-at-risk excludes the impact of trading activities and MSRs as these sensitivities are captured under VaR.
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

JPMorgan Chase’s 12-month pretax earnings sensitivity profiles. (Excludes the impact of trading activities and MSRs)
	Immediate change in rates
December 31, (in millions)	+200bp	+100bp	-100bp		-200bp
2011	$4,046	$2,326	NM	(a)	NM	(a)
2010	2,465	1,483	NM	(a)	NM	(a)

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
Additionally, another interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month pretax earnings benefit of $669 million. The increase in earnings under this scenario is due to reinvestment of maturing assets at the higher long-term rates, with funding costs remaining unchanged.
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
Reviews are conducted of new or changed models, as well

162	JPMorgan Chase & Co./2011 Annual Report

as previously accepted models, to assess whether there have been any changes in the product or market that may affect the model’s validity and whether there are theoretical or competitive developments that may require reassessment of the model’s adequacy. For a summary of valuations based on models, see Critical Accounting Estimates Used by the Firm on pages 168–172 and Note 3 on pages 184–198 of this Annual Report.

Risk reporting
Nonstatistical risk measures, VaR, loss advisories and limit excesses are reported daily to the lines of business and to senior management. Market risk exposure trends, VaR trends, profit-and-loss changes and portfolio concentrations are reported weekly. Stress-test results are also reported weekly to the lines of business and to senior management.

COUNTRY RISK MANAGEMENT
Country risk is the risk that a sovereign event or action alters the value or terms of contractual obligations of counterparties and issuers related to a country. The Firm has a comprehensive country risk management framework for assessing country risks, determining risk tolerance, and measuring and monitoring direct country exposures in the Firm’s wholesale lines of business, including CIO. The Country Risk Management group is responsible for developing guidelines and policy for managing country risk in both emerging and developed countries. The Country Risk Management group actively monitors the wholesale portfolio to ensure the Firm’s country risk exposures are diversified and that exposure levels are appropriate given the Firm’s strategy and risk tolerance relative to a country.
Country risk organization
The Country Risk Management group is an independent risk management function which works in close partnership with other risk functions and across wholesale lines of business, including CIO. The Country Risk Management governance consists of the following functions:

•	Developing guidelines and policies consistent with a comprehensive country risk framework

•	Assigning sovereign ratings and assessing country risks

•	Measuring and monitoring country risk exposure across the Firm

•	Managing country limits and reporting utilization to senior management

•	Developing surveillance tools for early identification of potential country risk concerns

•	Providing country risk scenario analysis
Country risk identification and measurement
The Firm is exposed to country risk through its wholesale lending, investing, and market-making activities, whether cross-border or locally funded. Country exposure includes activity with both government and private-sector entities in a country. Under the Firm’s internal risk management approach, country exposure is reported based on the country where the majority of the assets of the obligor, counterparty, issuer or guarantor are located or where the majority of its revenue is derived, which may be different than the domicile (legal residence) of the obligor, counterparty, issuer or guarantor. Exposures are generally measured by considering the Firm’s risk to an immediate default of the counterparty or obligor, with zero recovery. For example:

•	Lending exposures are measured at the total committed amount (funded and unfunded), net of the allowance for credit losses and cash and marketable securities collateral received

•	AFS securities are measured at par value

•	Securities financing exposures are measured at their receivable balance, net of collateral received

•	Debt and equity securities in market-making and investing activities are measured at the fair value of all positions, both long and short positions

•	Counterparty exposure on derivative receivables, including credit derivative receivables, is measured at the derivative’s fair value, net of the fair value of the related collateral

•
Credit derivatives protection purchased and sold are reported based on the underlying reference entity and is measured at the notional amount of protection purchased or sold, net of the fair value of the recognized derivative receivable or payable. Credit derivatives protection purchased and sold in the Firm's market-making activities are presented on a net basis, as such activities often result in selling and purchasing protection related to the same underlying reference entity, and which reflects the manner in which the Firm manages these exposures

In addition, the Firm also has indirect exposures to country risk (for example, related to the collateral received on securities financing receivables or related to client clearing activities). These indirect exposures are managed in the normal course of business through the Firm’s credit, market, and operational risk governance, rather than through the country risk governance.
The Firm’s internal risk management approach differs from the reporting provided under FFIEC bank regulatory requirements. There are significant reporting differences in reporting methodology, including with respect to the treatment of collateral received and the benefit of credit derivative protection. For further information on the FFIEC’s reporting methodology, see Cross-border outstandings on page 322 of the 2011 Form 10-K.

JPMorgan Chase & Co./2011 Annual Report	163

Management's discussion and analysis

Country risk monitoring and control
The Country Risk Policy Group establishes guidelines for sovereign ratings reviews and limit management. In addition, the Country Risk Management group uses surveillance tools for early identification of potential country risk concerns, such as signaling models and ratings indicators. The limit framework includes a risk-tier approach and stress testing procedures for assessing the potential risk of loss associated with a significant sovereign crisis. Country ratings and limits activity are actively monitored and reported on a regular basis. Country limit requirements are reviewed and approved by senior management as often as necessary, but at least annually. For further information on market-risk stress testing the Firm performs in the normal course of business, see Market Risk Management on pages 161–162 of this Annual Report. For further information on credit loss estimates, see Critical Accounting Estimates – Allowance for credit losses on pages 168–169 of this Annual Report.
Country risk reporting
The following table presents the Firm’s top 20 country exposures (excluding U.S.) based on its internal measurements of exposure. The selection of countries is based solely on the Firm’s largest total exposures by country and does not represent its view of any actual or potentially adverse credit conditions.

Top 20 country exposures
December 31, 2011 (in billions)	Lending(a)	Trading and investing(b)	Other(c)	Total exposure
United Kingdom	$23.6	$58.4	$12.1	$94.1
Switzerland	41.4	1.1	0.5	43.0
Netherlands	4.7	34.5	2.9	42.1
France	16.8	13.9	—	30.7
Germany	13.6	16.0	—	29.6
Australia	7.6	20.4	—	28.0
Brazil	5.3	14.1	—	19.4
Canada	9.1	5.9	0.2	15.2
India	7.8	7.1	—	14.9
Korea	7.7	5.7	—	13.4
China	7.0	4.4	0.2	11.6
Japan	3.5	5.4	—	8.9
Hong Kong	3.5	4.2	—	7.7
Mexico	3.2	4.5	—	7.7
Belgium	2.1	5.2	0.1	7.4
Spain	3.3	3.8	0.1	7.2
Italy	3.1	3.4	0.1	6.6
Singapore	3.0	2.2	1.0	6.2
Sweden	1.6	3.6	0.5	5.7
Taiwan	2.8	2.5	—	5.3
(a) Lending includes loans and accrued interest receivable, net of the allowance for loan losses, deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit.
(b) Includes market-making inventory, securities held in AFS accounts and hedging.
(c) Includes capital invested in local entities and physical commodity storage.

Selected European exposure
Several European countries, including Spain, Italy, Ireland, Portugal and Greece, have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The Firm believes its exposure to these five countries is modest relative to the Firm’s overall risk exposures and is manageable given the size and types of exposures to each of the countries and the diversification of the aggregate exposure. The Firm continues to conduct business and support client activity in these countries and, therefore, the Firm’s aggregate net exposures and sector distribution may vary over time. In addition, the net exposures may be affected by changes in market conditions, including the effects of interest rates and credit spreads on market valuations. The Firm is closely monitoring its exposures in these countries. The following table presents the Firm’s direct exposure to these five countries at December 31, 2011, as measured under the Firm’s internal risk management approach.

164	JPMorgan Chase & Co./2011 Annual Report

December 31, 2011 (in billions)	Lending(a)	AFS securities(b)	Trading(c)	Derivative collateral(d)	Portfolio hedging(e)	Total exposure
Spain
Sovereign	$—	$2.0	$—	$—	$(0.1)	$1.9
Non-sovereign	3.3	0.2	4.4	(2.3)	(0.3)	5.3
Total Spain exposure	$3.3	$2.2	$4.4	$(2.3)	$(0.4)	$7.2

Italy
Sovereign	$—	$—	$6.4	$(1.1)	$(2.8)	$2.5
Non-sovereign	3.1	0.1	2.9	(1.5)	(0.5)	4.1
Total Italy exposure	$3.1	$0.1	$9.3	$(2.6)	$(3.3)	$6.6

Other (Ireland, Portugal and Greece)
Sovereign	$—	$1.0	$0.1	$—	$(0.9)	$0.2
Non-sovereign	1.4	—	2.1	(1.4)	(0.1)	2.0
Total other exposure	$1.4	$1.0	$2.2	$(1.4)	$(1.0)	$2.2

Total exposure	$7.8	$3.3	$15.9	$(6.3)	$(4.7)	$16.0

(a)
Lending includes loans and accrued interest receivable, net of the allowance for loan losses, deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit. Includes $2.2 billion of unfunded lending exposure at December 31, 2011. These exposures consist typically of committed, but unused corporate credit agreements, with market-based lending terms and covenants.

(b)	The fair value of AFS securities was $3.1 billion at December 31, 2011.

(c)
Includes: (1) $1.2 billion of issuer exposure on debt and equity securities held in trading, as well as market-making CDS exposure and (2) $14.5 billion of derivative and securities financing counterparty exposure. As of December 31, 2011, there were approximately $18.4 billion of securities financing receivables, which were collateralized with approximately $21.5 billion of marketable securities.

(d)	Includes cash and marketable securities pledged to the Firm, of which approximately 98% of the collateral was cash as of December 31, 2011,

(e)	Reflects net CDS protection purchased through the Firm’s credit portfolio management activities, which are managed separately from its market-making activities.
Corporate clients represent approximately 77% of the Firm’s non-sovereign net exposure in these five countries, and substantially all of the remaining 23% of the non-sovereign exposure is to the banking sector.
The table above includes single-name CDS protection sold and purchased, as well as portfolio and tranche CDS for which one or more of the underlying reference entities is in one of the named European countries. As of December 31, 2011, the notional amount of single-name CDS protection sold and purchased related to these countries was $142.4 billion and $147.3 billion, respectively, on a gross basis, before consideration of counterparty master netting agreements or collateral arrangements. In each of the five countries, the aggregate gross notional amount of single-name protection sold was more than 97% offset by the aggregate gross notional amount of single-name protection purchased on the same reference entities on which the Firm sold protection. The notional amount of single-name CDS protection sold and purchased related to these countries, after consideration of counterparty master netting agreements (which is a measure used by certain market peers and therefore presented for comparative purposes), was $13.7 billion and $18.5 billion, respectively.
The fair value of the single-name CDS protection sold and purchased in the five named European countries as of December 31, 2011 was $22.9 billion and $24.1 billion, respectively, prior to consideration of collateral and master netting agreements, and was $2.7 billion and $3.9 billion, respectively, after consideration of counterparty master netting agreements for single-name credit derivatives within the selected European countries.

The Firm’s credit derivative activity is presented on a net basis, as market-making activities often result in selling and purchasing protection related to the same underlying reference entity. This presentation reflects the manner in which this exposure is managed, and reflects, in the Firm’s view, the substantial mitigation of counterparty credit and market risk in its credit derivative activities. The Firm believes that the counterparty credit risk on credit derivative purchased protection has been substantially mitigated based on the following characteristics, by notional amount, as of December 31, 2011:

•	99% is purchased under contracts that require posting of cash collateral;

•	83% is purchased from investment-grade counterparties domiciled outside of the select European countries;

•	75% of the protection purchased offsets protection sold on the identical reference entity, with the identical counterparty subject to master netting agreements.
The Firm generally seeks to purchase credit protection with the same or similar maturity date on its exposures for which the protection was purchased. However, there are instances where the purchased protection has a shorter maturity date than the maturity date on the exposure for which the protection was purchased. These exposures are actively monitored and managed by the Firm.
The effectiveness of the Firm’s CDS protection as a hedge of the Firm’s exposures may vary depending upon a number of factors, including the contractual terms of the CDS. For further information about credit derivatives see Credit derivatives on pages 143–144 of this Annual report.

JPMorgan Chase & Co./2011 Annual Report	165

Management's discussion and analysis

PRIVATE EQUITY RISK MANAGEMENT
The Firm makes principal investments in private equity. The illiquid nature and long-term holding periods associated with these investments differentiates private equity risk from the risk of positions held in the trading portfolios. The Firm’s approach to managing private equity risk is consistent with the Firm’s general risk governance structure. Targeted levels for total and annual investments are established in order to  manage the overall size of the portfolios. Industry and geographic concentration limits are in place and intended to ensure diversification of the portfolios. All investments are approved by investment committees that include executives who are not part of the investing businesses. An independent valuation function is responsible for reviewing the appropriateness of the carrying values of private equity investments in accordance with relevant accounting policies. At December 31, 2011 and 2010, the carrying value of the Private Equity portfolio was $7.7 billion and $8.7 billion, respectively, of which $805 million and $875 million, respectively, represented securities with publicly available market quotations. For further information on the Private Equity portfolio, see page 108 of this Annual Report.

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
One of the ways operational loss is mitigated is through insurance maintained by the Firm. The Firm purchases insurance to be in compliance with local laws and regulations, as well as to serve other needs of the Firm. Insurance may also be required by third parties with whom the Firm does business. The insurance purchased is reviewed and approved by senior management.
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
For purposes of identification, monitoring, reporting and analysis, the Firm categorizes operational risk events as follows:

•	Client service and selection

•	Business practices

•	Fraud, theft and malice

•	Execution, delivery and process management

•	Employee disputes

•	Disasters and public safety

•	Technology and infrastructure failures, including cybersecurity breaches
Control assessment
In order to evaluate the effectiveness of the control environment in mitigating operational risk, the businesses utilize the Firm’s standard self-assessment process and supporting architecture. The goal of the self-assessment process is for each business to identify the key operational risks specific to its environment and assess the degree to which it maintains appropriate controls. Action plans are developed for control issues that are identified, and businesses are held accountable for tracking and resolving these issues on a timely basis.
Risk measurement
Operational risk is measured for each business on the basis of historical loss experience using a statistically based loss-distribution approach. The current business environment, potential scenarios and measures of the control environment are then factored into determining firmwide operational risk capital. This methodology is designed to comply with the advanced measurement rules under the Basel II Framework.
Risk monitoring
The Firm has a process for monitoring operational risk-event data, permitting analysis of errors and losses as well

166	JPMorgan Chase & Co./2011 Annual Report

as trends. Such analysis, performed both at a line-of-business level and by risk-event type, enables identification of the causes associated with risk events faced by the businesses. Where available, the internal data can be supplemented with external data for comparative analysis with industry patterns.
Risk reporting and analysis
Operational risk management reports provide information, including actual operational loss levels, self-assessment results and the status of issue resolution to the lines of business and senior management. The purpose of these reports is to enable management to maintain operational risk at appropriate levels within each line of business, to escalate issues and to provide consistent data aggregation across the Firm’s businesses and support areas.
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

REPUTATION AND FIDUCIARY RISK MANAGEMENT
The Firm’s success depends not only on its prudent management of the liquidity, credit, market and operational risks that are part of its business risk, but equally on the maintenance among its many constituents–customers and clients, investors, regulators, as well as the general public–of a reputation for business practices of the highest quality. Attention to reputation has always been a key aspect of the Firm’s practices, and maintenance of the Firm’s reputation is the responsibility of each individual employee at the Firm. JPMorgan Chase bolsters this individual responsibility in many ways, including through the Firm’s Code of Conduct (the “Code”), which is based on the Firm’s fundamental belief that no one should ever sacrifice integrity – or give the impression that he or she has – even if one thinks it would help the Firm’s business. The Code requires prompt reporting of any known or suspected violation of the Code, any internal Firm policy, or any law or regulation applicable to the Firm’s business. It also requires the reporting of any illegal conduct, or conduct that violates the underlying principles of the Code, by any of the Firm’s customers, suppliers, contract workers, business partners or agents. Concerns may be reported anonymously and the Firm prohibits retaliation against employees for the good faith reporting of any actual or suspected violations of the Code.
In addition to training of employees with regard to the principles and requirements of the Code, and requiring annual affirmation by each employee of compliance with the Code, the Firm has established policies and procedures, and has in place various oversight functions, intended to promote the Firm’s culture of “doing the right thing.” These include a Conflicts Office which examines wholesale transactions with the potential to create conflicts of interest for the Firm. In addition, each line of business has a risk committee which includes in its mandate oversight of the reputational risks in its business that may produce significant losses or reputational damage; some lines of business, including the IB, have separate risk committees comprised of senior representatives of business and control functions. In addition, in IB, there are several regional reputation risk committees. The Firm has also established a Consumer Reputational Risk Committee, comprised of senior management from the Firm’s Operating Committee, including the heads of its primary consumer facing businesses, RFS and Card, that helps to ensure that the Firm has a consistent, disciplined focus on the review of the impact on consumers of Chase products and practices, including any that could raise reputational issues.
Fiduciary Risk Management
Fiduciary Risk Management is part of the relevant line of business risk committees. Senior business, legal and compliance management, who have particular responsibility for fiduciary issues, work with the relevant businesses' risk committees with the goal of ensuring that the businesses providing investment or risk management products or services that give rise to fiduciary duties to clients perform at the appropriate standard relative to their fiduciary relationship with a client. Of particular focus are the policies and practices that address a business’ responsibilities to a client, including performance and service requirements and expectations; client suitability determinations; and disclosure obligations and communications. In this way, the relevant line of business risk committees provide oversight of the Firm’s efforts to monitor, measure and control the performance and risks that may arise in the delivery of products or services to clients that give rise to such fiduciary duties, as well as those stemming from any of the Firm’s fiduciary responsibilities under the Firm’s various employee benefit plans.

JPMorgan Chase & Co./2011 Annual Report	167

Management's discussion and analysis

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios, as well as the Firm’s wholesale and consumer lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses inherent in the loan portfolio as of the balance sheet date. Similarly, the allowance for lending-related commitments is established to cover probable credit losses inherent in the lending-related commitments portfolio as of the balance sheet date. For further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Allowance for Credit Losses on pages 155–157 and Note 15 on pages 252–255 of this Annual Report.
The determination of the allowance for credit losses involves significant judgment on a number of matters, as discussed below.
Wholesale loans and lending-related commitments
The Firm’s methodology for determining the allowance for loan losses and the allowance for lending-related commitments requires the early identification of credits that are deteriorating. The Firm uses a risk-rating system to determine the credit quality of its wholesale loans. Wholesale loans are reviewed for information affecting the obligor’s ability to fulfill its obligations. In assessing the risk rating of a particular loan, among the factors considered are the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources for repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. These factors are based on an evaluation of historical and current information and involve subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors could affect the risk rating assigned by the Firm to that loan.
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
Consumer loans and lending-related commitments, excluding PCI loans
The allowance for credit losses for the consumer portfolio, including credit card, is calculated by applying statistical expected loss factors to outstanding principal balances over an estimated loss emergence period to arrive at an estimate of losses in the portfolio. The loss emergence period represents the time period between the date at which the loss is estimated to have been incurred and the ultimate realization of that loss (through a charge-off). Estimated loss emergence periods may vary by product and may change over time; management applies judgment in estimating loss emergence periods, using available credit information and trends. In addition, management applies judgment to the statistical loss estimates for each loan portfolio category, using delinquency trends and other risk characteristics to estimate probable credit losses inherent in the portfolio. Management uses additional statistical methods and considers portfolio and collateral valuation trends to review the appropriateness of the primary statistical loss estimate.
The statistical calculation is then adjusted to take into consideration model imprecision, external factors and current economic events that have occurred but that are not yet reflected in the factors used to derive the statistical calculation; these adjustments are accomplished in part by analyzing the historical loss experience for each major product segment. In the current economic environment, it is difficult to predict whether historical loss experience is

168	JPMorgan Chase & Co./2011 Annual Report

indicative of future loss levels. Management applies judgment in making this adjustment, taking into account uncertainties associated with current macroeconomic and political conditions, quality of underwriting standards, borrower behavior, the estimated effects of the mortgage foreclosure-related settlement with federal and state officials, uncertainties regarding the ultimate success of loan modifications, and other relevant internal and external factors affecting the credit quality of the portfolio. For junior lien products, management considers the delinquency and/or modification status of any senior liens in determining the adjustment. The application of different inputs into the statistical calculation, and the assumptions used by management to adjust the statistical calculation, are subject to management judgment, and emphasizing one input or assumption over another, or considering other inputs or assumptions, could affect the estimate of the allowance for loan losses for the consumer credit portfolio.
The allowance for credit losses for the consumer portfolio, including credit card, is sensitive to changes in the economic environment, delinquency status, the realizable value of collateral, FICO scores, borrower behavior and other risk factors. Significant judgment is required to estimate the duration of current weak overall economic conditions, as well as the impact on housing prices and the labor market. The allowance for credit losses is highly sensitive to both home prices and unemployment rates, and in the current market it is difficult to estimate how potential changes in one or both of these factors might affect the allowance for credit losses. For example, while both factors are important determinants of overall allowance levels, changes in one factor or the other may not occur at the same rate, or changes may be directionally inconsistent such that improvement in one factor may offset deterioration in the other. In addition, changes in these factors would not necessarily be consistent across all geographies or product types. Finally, it is difficult to predict the extent to which changes in both or either of these factors would ultimately affect the frequency of losses, the severity of losses or both.
PCI loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain PCI loans, which are accounted for as described in Note 14 on pages 231–252 of this Annual Report. The allowance for loan losses for the PCI portfolio is based on quarterly estimates of the amount of principal and interest cash flows expected to be collected over the estimated remaining lives of the loans.
These cash flow projections are based on estimates regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current and expected future market conditions. These estimates are dependent on assumptions regarding the level of future home price declines, and the duration of current weak overall economic conditions, among other factors. These estimates and assumptions require significant management judgment and certain assumptions are highly subjective.
Allowance for credit losses sensitivity
As noted above, the Firm’s allowance for credit losses is sensitive to numerous factors, depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions could affect the Firm’s estimate of probable credit losses inherent in the portfolio at the balance sheet date. For example, deterioration in the following inputs would have the following effects on the Firm’s modeled loss estimates as of December 31, 2011, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	A one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale loan portfolio could imply an increase in the Firm’s modeled loss estimates of approximately $1.9 billion.

•
An adverse national home price scenario (reflecting an additional 8% decline in housing prices when geographically weighted for the PCI portfolio), could result in an increase in credit loss estimates for PCI loans of approximately $1.5 billion.

•	The same adverse scenario, weighted for the residential real estate portfolio, excluding PCI loans, could result in an increase to modeled annual loss estimates of approximately $600 million.

•	A 50 basis point deterioration in forecasted credit card loss rates could imply an increase to modeled annualized credit card loan loss estimates of approximately $800 million.
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

JPMorgan Chase & Co./2011 Annual Report	169

Management's discussion and analysis

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
Assets measured at fair value
The following table includes the Firm’s assets measured at fair value and the portion of such assets that are classified within level 3 of the valuation hierarchy. For further information, see Note 3 on pages 184–198 of this Annual Report.

	2011
December 31, (in billions, except ratio data)	Total assets at fair value	Total level 3 assets
Trading debt and equity instruments	$351.5	$33.0
Derivative receivables – gross	1,884.5	35.0
Netting adjustment	(1,792.0)	—
Derivative receivables – net	92.5	35.0
AFS securities	364.8	25.5
Loans	2.1	1.6
MSRs	7.2	7.2
Private equity investments	7.6	6.8
Other	49.1	4.4
Total assets measured at fair value on a recurring basis	874.8	113.5
Total assets measured at fair value on a nonrecurring basis	5.3	4.9
Total assets measured at fair value	$880.1	$118.4	(a)
Total Firm assets	$2,265.8
Level 3 assets as a percentage of total Firm assets		5.2%
Level 3 assets as a percentage of total Firm assets at fair value		13.5%
(a) At December 31, 2011, included $63.0 billion of level 3 assets, consisting of recurring and nonrecurring assets carried by IB.
Valuation
The Firm has an established and well-documented process for determining fair value. Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on internally developed models that consider relevant transaction data such as maturity and use as inputs market-based or independently sourced market parameters. For further information on the Firm's valuation process, see Note 3 on pages 184–198 of this Annual Report.
For instruments classified within level 3 of the hierarchy, judgments used to estimate fair value may be significant. In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs – including, but not limited to, transaction details, yield curves, interest rates, volatilities, equity or debt prices, valuations of comparable instruments, foreign exchange rates and credit curves. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters, where relevant. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole.
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
Imprecision in estimating unobservable market inputs can affect the amount of revenue or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 3 on pages 184–198 of this Annual Report.

170	JPMorgan Chase & Co./2011 Annual Report

Goodwill impairment
Under U.S. GAAP, goodwill must be allocated to reporting units and tested for impairment at least annually. The Firm’s process and methodology used to conduct goodwill impairment testing is described in Note 17 on pages 267–271 of this Annual Report.
Management applies significant judgment when estimating the fair value of its reporting units. Estimates of fair value are dependent upon estimates of (a) the future earnings potential of the Firm's reporting units, including the estimated effects of regulatory and legislative changes, such as the Dodd-Frank Act, the CARD Act, and limitations on non-sufficient funds and overdraft fees and (b) the relevant cost of equity and long-term growth rates. Imprecision in estimating these factors can affect the estimated fair value of the reporting units.
Based upon the updated valuations for all of its reporting units, the Firm concluded that goodwill allocated to its reporting units was not impaired at December 31, 2011 nor was any goodwill written off during 2011. The fair values of a significant majority of the Firm's reporting units exceeded their carrying values by substantial amounts (excess fair value as a percent of carrying value ranged from approximately 20% to 200%) and did not indicate a significant risk of goodwill impairment based on current projections and valuations.
However, the fair value of the Firm's consumer lending businesses in RFS and Card each exceeded their carrying values by less than 15% and the associated goodwill remains at an elevated risk for goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of regulatory and legislative changes. The assumptions used in the valuation of these businesses include (a) estimates of future cash flows for the business (which are dependent on portfolio outstanding balances, net interest margin, operating expense, credit losses and the amount of capital necessary given the risk of business activities), and (b) the cost of equity used to discount those cash flows to a present value. Each of these factors requires significant judgment and the assumptions used are based on management’s best estimate and most current projections, derived from the Firm’s business forecasting process reviewed with senior management. These projections are consistent with the short-term assumptions discussed in the Business Outlook on pages 68–69 of this Annual Report, and, in the longer term, incorporate a set of macroeconomic assumptions and the Firm’s best estimates of long-term growth and returns of its businesses. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates.
Deterioration in economic market conditions, increased estimates of the effects of recent regulatory or legislative changes, or additional regulatory or legislative changes may result in declines in projected business performance beyond management’s current expectations. For example, in RFS, such declines could result from increases in costs to resolve foreclosure-related matters or from deterioration in economic conditions that result in increased credit losses, including decreases in home prices beyond management’s current expectations. In Card, declines in business performance could result from deterioration in economic conditions such as increased unemployment claims or bankruptcy filings that result in increased credit losses or changes in customer behavior that cause decreased account activity or receivable balances. In addition, the earnings or estimated cost of equity of the Firm's capital markets businesses could also be affected by regulatory or legislative changes. Declines in business performance, increases in equity capital requirements, or increases in the estimated cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
For additional information on goodwill, see Note 17 on pages 267–271 of this Annual Report.
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

JPMorgan Chase & Co./2011 Annual Report	171

Management's discussion and analysis

than not. The Firm has also recognized deferred tax assets in connection with certain net operating losses. The Firm performs regular reviews to ascertain whether deferred tax assets are realizable. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporates various tax planning strategies, including strategies that may be available to utilize net operating losses before they expire. In connection with these reviews, if it is determined that a deferred tax asset is not realizable, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Firm determines that, based on revised estimates of future taxable income or changes in tax planning strategies, it is more likely than not that all or part of the deferred tax asset will become realizable. As of December 31, 2011, management has determined it is more likely than not that the Firm will realize its deferred tax assets, net of the existing valuation allowance.
JPMorgan Chase does not provide U.S. federal income taxes on the undistributed earnings of certain non-U.S. subsidiaries, to the extent that such earnings have been reinvested abroad for an indefinite period of time. Changes to the income tax rates applicable to these non-U.S. subsidiaries may have a material impact on the effective tax rate in a future period if such changes were to occur.
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
For additional information on income taxes, see Note 26 on pages 279–281 of this Annual Report.
Litigation reserves
For a description of the significant estimates and judgments associated with establishing litigation reserves, see Note 31 on pages 290–299 of this Annual Report.

172	JPMorgan Chase & Co./2011 Annual Report

ACCOUNTING AND REPORTING DEVELOPMENTS
Fair value measurement and disclosures
In January 2010, the FASB issued guidance that requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. The clarifications and the requirement to separately disclose transfers of instruments between level 1 and level 2 of the fair value hierarchy was effective for interim reporting periods beginning after December 15, 2009; the Firm adopted this guidance in the first quarter of 2010. In addition, a new requirement to provide purchases, sales, issuances and settlements in the level 3 rollforward on a gross basis was effective for fiscal years beginning after December 15, 2010. The Firm adopted the new guidance, effective January 1, 2011. For information about fair value measurements, see Note 3 on pages 184–198 of this Annual Report.
In May 2011, the FASB issued guidance that amends the requirements for fair value measurement and disclosure. The guidance changes and clarifies certain existing requirements related to portfolios of financial instruments and valuation adjustments, requires additional disclosures for fair value measurements categorized in level 3 of the fair value hierarchy (including disclosure of the range of inputs used in certain valuations), and requires additional disclosures for certain financial instruments that are not carried at fair value. The guidance is effective in the first quarter of 2012. The application of this guidance is not expected to have a material effect on the Firm's Consolidated Balance Sheets or results of operations.
Determining whether a restructuring is a troubled debt restructuring
In April 2011, the FASB issued guidance to clarify existing standards for determining whether a modification represents a TDR from the perspective of the creditor. In addition, the guidance established an effective date for enhanced disclosures related to TDRs. The guidance and new disclosures became effective in the third quarter of 2011 and were applied retrospectively to January 1, 2011. For information regarding the Firm's TDRs, see Note 14 on pages 231–252 of this Annual Report. The application of this guidance did not have a material effect on the Firm’s Consolidated Balance Sheets or results of operations.

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
Presentation of other comprehensive income
In June 2011, the FASB issued guidance that modifies the presentation of other comprehensive income in the Consolidated Financial Statements. The guidance requires that items of net income, items of other comprehensive income, and total comprehensive income be presented in one continuous statement or in two separate but consecutive statements. For public companies the guidance is effective for interim and annual reporting periods beginning after December 15, 2011. However, in December 2011, the FASB issued guidance that deferred the presentation requirements relating to reclassifications of items out of accumulated other comprehensive income and into the income statement. The application of this guidance will only affect the presentation of the Consolidated Financial Statements and will have no impact on the Firm’s Consolidated Balance Sheets or results of operations.
Balance sheet netting
In December 2011, the FASB issued guidance that requires enhanced disclosures about derivatives and securities financing agreements that are subject to legally enforceable master netting or similar agreements, or that have otherwise been offset on the balance sheet under certain specific conditions that permit net presentation. The guidance is effective in the first quarter of 2013. The application of this guidance will only affect the disclosure of these instruments and will have no impact on the Firm’s Consolidated Balance Sheets or results of operations.

JPMorgan Chase & Co./2011 Annual Report	173

Management's discussion and analysis

NONEXCHANGE TRADED COMMODITY DERIVATIVE CONTRACTS AT FAIR VALUE
In the normal course of business, JPMorgan Chase trades nonexchange-traded commodity derivative contracts. To determine the fair value of these contracts, the Firm uses various fair value estimation techniques, primarily based on internal models with significant observable market parameters. The Firm’s nonexchange-traded commodity derivative contracts are primarily energy-related.
The following table summarizes the changes in fair value for nonexchange-traded commodity derivative contracts for the year ended December 31, 2011.

Year ended December 31, 2011 (in millions)	Asset position	Liability position
Net fair value of contracts outstanding at January 1, 2011	$8,166	$7,184
Effect of legally enforceable master netting agreements	41,284	41,919
Gross fair value of contracts outstanding at January 1, 2011	49,450	49,103
Contracts realized or otherwise settled	(22,855)	(20,826)
Fair value of new contracts	21,517	23,195
Changes in fair values attributable to changes in valuation techniques and assumptions	—	—
Other changes in fair value	(1,495)	(2,260)
Gross fair value of contracts outstanding at December 31, 2011	46,617	49,212
Effect of legally enforceable master netting agreements	(33,495)	(35,695)
Net fair value of contracts outstanding at December 31, 2011	$13,122	$13,517

The following table indicates the maturities of nonexchange-traded commodity derivative contracts at December 31, 2011.

December 31, 2011 (in millions)	Asset position	Liability position
Maturity less than 1 year	$20,876	$18,993
Maturity 1–3 years	16,564	16,949
Maturity 4–5 years	7,745	7,593
Maturity in excess of 5 years	1,432	5,677
Gross fair value of contracts outstanding at December 31, 2011	46,617	49,212
Effect of legally enforceable master netting agreements	(33,495)	(35,695)
Net fair value of contracts outstanding at December 31, 2011	$13,122	$13,517

174	JPMorgan Chase & Co./2011 Annual Report

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:

•	Local, regional and international business, economic and political conditions and geopolitical events;

•	Changes in laws and regulatory requirements, including as a result of recent financial services legislation;

•	Changes in trade, monetary and fiscal policies and laws;

•	Securities and capital markets behavior, including changes in market liquidity and volatility;

•	Changes in investor sentiment or consumer spending or savings behavior;

•	Ability of the Firm to manage effectively its liquidity;

•	Changes in credit ratings assigned to the Firm or its subsidiaries;

•	Damage to the Firm’s reputation;

•	Ability of the Firm to deal effectively with an economic slowdown or other economic or market disruption;

•	Technology changes instituted by the Firm, its counterparties or competitors;

•	Mergers and acquisitions, including the Firm’s ability to integrate acquisitions;

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

•	Ability of the Firm to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;

•	The other risks and uncertainties detailed in Part I, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2011.
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

JPMorgan Chase & Co./2011 Annual Report	175

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

Management has completed an assessment of the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2011. In making the assessment, management used the framework in “Internal Control — Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.
Based upon the assessment performed, management concluded that as of December 31, 2011, JPMorgan Chase’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based upon management’s assessment, the Firm determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2011.
The effectiveness of the Firm’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

James Dimon
Chairman and Chief Executive Officer

Douglas L. Braunstein
Executive Vice President and Chief Financial Officer

February 29, 2012

176	JPMorgan Chase & Co./2011 Annual Report

Report of independent registered public accounting firm

To the Board of Directors and Stockholders of JPMorgan Chase & Co.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Firm maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Firm's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's report on internal control over financial reporting.” Our responsibility is to express opinions on these financial statements and on the Firm's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 29, 2012

PricewaterhouseCoopers LLP • 300 Madison Avenue • New York, NY 10017

JPMorgan Chase & Co./2011 Annual Report	177

Consolidated statements of income

Year ended December 31, (in millions, except per share data)	2011	2010	2009
Revenue
Investment banking fees	$5,911	$6,190	$7,087
Principal transactions	10,005	10,894	9,796
Lending- and deposit-related fees	6,458	6,340	7,045
Asset management, administration and commissions	14,094	13,499	12,540
Securities gains(a)	1,593	2,965	1,110
Mortgage fees and related income	2,721	3,870	3,678
Credit card income	6,158	5,891	7,110
Other income	2,605	2,044	916
Noninterest revenue	49,545	51,693	49,282
Interest income	61,293	63,782	66,350
Interest expense	13,604	12,781	15,198
Net interest income	47,689	51,001	51,152
Total net revenue	97,234	102,694	100,434

Provision for credit losses	7,574	16,639	32,015

Noninterest expense
Compensation expense	29,037	28,124	26,928
Occupancy expense	3,895	3,681	3,666
Technology, communications and equipment expense	4,947	4,684	4,624
Professional and outside services	7,482	6,767	6,232
Marketing	3,143	2,446	1,777
Other expense	13,559	14,558	7,594
Amortization of intangibles	848	936	1,050
Merger costs	—	—	481
Total noninterest expense	62,911	61,196	52,352
Income before income tax expense and extraordinary gain	26,749	24,859	16,067
Income tax expense	7,773	7,489	4,415
Income before extraordinary gain	18,976	17,370	11,652
Extraordinary gain	—	—	76
Net income	$18,976	$17,370	$11,728
Net income applicable to common stockholders	$17,568	$15,764	$8,774
Per common share data
Basic earnings per share
Income before extraordinary gain	$4.50	$3.98	$2.25
Net income	4.50	3.98	2.27

Diluted earnings per share
Income before extraordinary gain	4.48	3.96	2.24
Net income	4.48	3.96	2.26

Weighted-average basic shares	3,900.4	3,956.3	3,862.8
Weighted-average diluted shares	3,920.3	3,976.9	3,879.7
Cash dividends declared per common share	$1.00	$0.20	$0.20

(a)	The following other-than-temporary impairment losses are included in securities gains for the periods presented.

Year ended December 31, (in millions)	2011	2010	2009
Total other-than-temporary impairment losses	$(27)	$(94)	$(946)
Losses recorded in/(reclassified from) other comprehensive income	(49)	(6)	368
Total credit losses recognized in income	$(76)	$(100)	$(578)
The Notes to Consolidated Financial Statements are an integral part of these statements.

178	JPMorgan Chase & Co./2011 Annual Report

Consolidated balance sheets

December 31, (in millions, except share data)	2011	2010
Assets
Cash and due from banks	$59,602	$27,567
Deposits with banks	85,279	21,673
Federal funds sold and securities purchased under resale agreements (included $24,891 and $20,299 at fair value)	235,314	222,554
Securities borrowed (included $15,308 and $13,961 at fair value)	142,462	123,587
Trading assets (included assets pledged of $89,856 and $73,056)	443,963	489,892
Securities (included $364,781 and $316,318 at fair value and assets pledged of $94,691 and $86,891)	364,793	316,336
Loans (included $2,097 and $1,976 at fair value)	723,720	692,927
Allowance for loan losses	(27,609)	(32,266)
Loans, net of allowance for loan losses	696,111	660,661
Accrued interest and accounts receivable	61,478	70,147
Premises and equipment	14,041	13,355
Goodwill	48,188	48,854
Mortgage servicing rights	7,223	13,649
Other intangible assets	3,207	4,039
Other assets (included $16,499 and $18,201 at fair value and assets pledged of $1,316 and $1,485)	104,131	105,291
Total assets(a)	$2,265,792	$2,117,605
Liabilities
Deposits (included $4,933 and $4,369 at fair value)	$1,127,806	$930,369
Federal funds purchased and securities loaned or sold under repurchase agreements (included $9,517 and $4,060 at fair value)	213,532	276,644
Commercial paper	51,631	35,363
Other borrowed funds (included $9,576 and $9,931 at fair value)	21,908	34,325
Trading liabilities	141,695	146,166
Accounts payable and other liabilities (included $51 and $236 at fair value)	202,895	170,330
Beneficial interests issued by consolidated variable interest entities (included $1,250 and $1,495 at fair value)	65,977	77,649
Long-term debt (included $34,720 and $38,839 at fair value)	256,775	270,653
Total liabilities(a)	2,082,219	1,941,499
Commitments and contingencies (see Notes 29, 30 and 31 of this Annual Report)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares: issued 780,000 shares)	7,800	7,800
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Capital surplus	95,602	97,415
Retained earnings	88,315	73,998
Accumulated other comprehensive income/(loss)	944	1,001
Shares held in RSU Trust, at cost (852,906 and 1,192,712 shares)	(38)	(53)
Treasury stock, at cost (332,243,180 and 194,639,785 shares)	(13,155)	(8,160)
Total stockholders’ equity	183,573	176,106
Total liabilities and stockholders’ equity	$2,265,792	$2,117,605

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at December 31, 2011 and 2010. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

December 31, (in millions)	2011	2010
Assets
Trading assets	$12,079	$9,837
Loans	86,754	95,587
All other assets	2,638	3,494
Total assets	$101,471	$108,918
Liabilities
Beneficial interests issued by consolidated variable interest entities	$65,977	$77,649
All other liabilities	1,487	1,922
Total liabilities	$67,464	$79,571
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At December 31, 2011 and 2010, the Firm provided limited program-wide credit enhancement of $3.1 billion and $2.0 billion, respectively, related to its Firm-administered multi-seller conduits, which are eliminated in consolidation. For further discussion, see Note 16 on pages 256–267 of this Annual Report.
The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co./2011 Annual Report	179

Consolidated statements of changes in stockholders' equity and comprehensive income

Year ended December 31, (in millions, except per share data)	2011	2010	2009
Preferred stock
Balance at January 1	$7,800	$8,152	$31,939
Accretion of preferred stock discount on issuance to the U.S. Treasury	—	—	1,213
Redemption of preferred stock issued to the U.S. Treasury	—	—	(25,000)
Redemption of other preferred stock	—	(352)	—
Balance at December 31	7,800	7,800	8,152
Common stock
Balance at January 1	4,105	4,105	3,942
Issuance of common stock	—	—	163
Balance at December 31	4,105	4,105	4,105
Capital surplus
Balance at January 1	97,415	97,982	92,143
Issuance of common stock	—	—	5,593
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(1,688)	706	474
Other	(125)	(1,273)	(228)
Balance at December 31	95,602	97,415	97,982
Retained earnings
Balance at January 1	73,998	62,481	54,013
Cumulative effect of changes in accounting principles	—	(4,376)	—
Net income	18,976	17,370	11,728
Dividends declared:
Preferred stock	(629)	(642)	(1,328)
Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	—	—	(1,112)
Common stock ($1.00, $0.20 and $0.20 per share for 2011, 2010 and 2009, respectively)	(4,030)	(835)	(820)
Balance at December 31	88,315	73,998	62,481
Accumulated other comprehensive income/(loss)
Balance at January 1	1,001	(91)	(5,687)
Cumulative effect of changes in accounting principles	—	(144)	—
Other comprehensive (loss)/income	(57)	1,236	5,596
Balance at December 31	944	1,001	(91)
Shares held in RSU Trust, at cost
Balance at January 1	(53)	(68)	(217)
Reissuance from RSU Trust	15	15	149
Balance at December 31	(38)	(53)	(68)
Treasury stock, at cost
Balance at January 1	(8,160)	(7,196)	(9,249)
Purchase of treasury stock	(8,741)	(2,999)	—
Reissuance from treasury stock	3,750	2,040	2,079
Share repurchases related to employee stock-based compensation awards	(4)	(5)	(26)
Balance at December 31	(13,155)	(8,160)	(7,196)
Total stockholders’ equity	$183,573	$176,106	$165,365
Comprehensive income
Net income	$18,976	$17,370	$11,728
Other comprehensive (loss)/income	(57)	1,236	5,596
Comprehensive income	$18,919	$18,606	$17,324
The Notes to Consolidated Financial Statements are an integral part of these statements.

180	JPMorgan Chase & Co./2011 Annual Report

Consolidated statements of cash flows

Year ended December 31, (in millions)	2011	2010	2009
Operating activities
Net income	$18,976	$17,370	$11,728
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	7,574	16,639	32,015
Depreciation and amortization	4,257	4,029	3,308
Amortization of intangibles	848	936	1,050
Deferred tax expense/(benefit)	1,693	(968)	(3,622)
Investment securities gains	(1,593)	(2,965)	(1,110)
Stock-based compensation	2,675	3,251	3,355
Originations and purchases of loans held-for-sale	(52,561)	(37,085)	(22,417)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	54,092	40,155	33,902
Net change in:
Trading assets	36,443	(72,082)	133,488
Securities borrowed	(18,936)	(3,926)	4,452
Accrued interest and accounts receivable	8,655	443	(6,312)
Other assets	(15,456)	(12,452)	32,557
Trading liabilities	7,905	19,344	(79,314)
Accounts payable and other liabilities	35,203	17,325	(26,450)
Other operating adjustments	6,157	6,234	6,167
Net cash provided by/(used in) operating activities	95,932	(3,752)	122,797
Investing activities
Net change in:
Deposits with banks	(63,592)	41,625	74,829
Federal funds sold and securities purchased under resale agreements	(12,490)	(26,957)	7,082
Held-to-maturity securities:
Proceeds	6	7	9
Available-for-sale securities:
Proceeds from maturities	86,850	92,740	87,712
Proceeds from sales	68,631	118,600	114,041
Purchases	(202,309)	(179,487)	(346,372)
Proceeds from sales and securitizations of loans held-for-investment	10,478	9,476	31,034
Other changes in loans, net	(58,365)	3,022	50,651
Net cash received from/(used in) business acquisitions or dispositions	102	(4,910)	(97)
Net maturities of asset-backed commercial paper guaranteed by the FRBB	—	—	11,228
All other investing activities, net	(63)	(114)	(762)
Net cash (used in)/provided by investing activities	(170,752)	54,002	29,355
Financing activities
Net change in:
Deposits	203,420	(9,637)	(107,700)
Federal funds purchased and securities loaned or sold under repurchase agreements	(63,116)	15,202	67,785
Commercial paper and other borrowed funds	7,230	(6,869)	(67,198)
Beneficial interests issued by consolidated variable interest entities	1,165	2,426	(4,076)
Proceeds from long-term borrowings and trust preferred capital debt securities	54,844	55,181	51,324
Payments of long-term borrowings and trust preferred capital debt securities	(82,078)	(99,043)	(68,441)
Excess tax benefits related to stock-based compensation	867	26	17
Redemption of preferred stock issued to the U.S. Treasury	—	—	(25,000)
Redemption of other preferred stock	—	(352)	—
Proceeds from issuance of common stock	—	—	5,756
Treasury stock and warrants repurchased	(8,863)	(2,999)	—
Dividends paid	(3,895)	(1,486)	(3,422)
All other financing activities, net	(1,868)	(1,666)	(2,124)
Net cash provided by/(used in) financing activities	107,706	(49,217)	(153,079)
Effect of exchange rate changes on cash and due from banks	(851)	328	238
Net increase/(decrease) in cash and due from banks	32,035	1,361	(689)
Cash and due from banks at the beginning of the period	27,567	26,206	26,895
Cash and due from banks at the end of the period	$59,602	$27,567	$26,206
Cash interest paid	$13,725	$12,404	$16,875
Cash income taxes paid, net	8,153	9,747	5,434

Note:
Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated noncash assets and liabilities of $87.7 billion and $92.2 billion, respectively.

The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co./2011 Annual Report	181

Notes to consolidated financial statements

Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small business, commercial banking, financial transaction processing, asset management and private equity. For a discussion of the Firm’s business segments, see Note 33 on pages 300–303 of this Annual Report.
The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the U.S. (“U.S. GAAP”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by regulatory authorities.
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
Certain Firm-sponsored asset management funds are structured as limited partnerships or limited liability companies. For many of these entities, the Firm is the general partner or managing member, but the non-affiliated partners or members have the ability to remove the Firm as the general partner or managing member without cause (i.e., kick-out rights), based on a simple majority vote, or the non-affiliated partners or members have rights to participate in important decisions. Accordingly, the Firm does not consolidate these funds. In the limited cases where the non-affiliated partners or members do not have substantive kick-out or participating rights, the Firm consolidates the funds.
The Firm’s investment companies make investments in both publicly-held and privately-held entities, including investments in buyouts, growth equity and venture opportunities. These investments are accounted for under investment company guidelines and accordingly, irrespective of the percentage of equity ownership interests held, are carried on the Consolidated Balance Sheets at fair value, and are recorded in other assets.
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
The primary beneficiary of a VIE (i.e., the party that has a controlling financial interest) is required to consolidate the assets and liabilities of the VIE. The primary beneficiary is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE's economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

182	JPMorgan Chase & Co./2011 Annual Report

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
In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment which deferred the requirements of the accounting guidance for VIEs for certain investment funds, including mutual funds, private equity funds and hedge funds. For the funds to which the deferral applies, the Firm continues to apply other existing authoritative accounting guidance to determine whether such funds should be consolidated.
Assets held for clients in an agency or fiduciary capacity by the Firm are not assets of JPMorgan Chase and are not included in the Consolidated Balance Sheets.
Use of estimates in the preparation of consolidated financial statements
The preparation of the Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense, and disclosures of contingent assets and liabilities. Actual results could be different from these estimates.

Foreign currency translation
JPMorgan Chase revalues assets, liabilities, revenue and expense denominated in non-U.S. currencies into U.S. dollars using applicable exchange rates.
Gains and losses relating to translating functional currency financial statements for U.S. reporting are included in other comprehensive income/(loss) (“OCI”) within stockholders’ equity. Gains and losses relating to nonfunctional currency transactions, including non-U.S. operations where the functional currency is the U.S. dollar, are reported in the Consolidated Statements of Income.
Statements of cash flows
For JPMorgan Chase’s Consolidated Statements of Cash Flows, cash is defined as those amounts included in cash and due from banks.
Significant accounting policies
The following table identifies JPMorgan Chase’s other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Business changes and developments	Note 2	Page 183
Fair value measurement	Note 3	Page 184
Fair value option	Note 4	Page 198
Derivative instruments	Note 6	Page 202
Noninterest revenue	Note 7	Page 211
Interest income and interest expense	Note 8	Page 212
Pension and other postretirement employee benefit plans	Note 9	Page 213
Employee stock-based incentives	Note 10	Page 222
Securities	Note 12	Page 225
Securities financing activities	Note 13	Page 231
Loans	Note 14	Page 231
Allowance for credit losses	Note 15	Page 252
Variable interest entities	Note 16	Page 256
Goodwill and other intangible assets	Note 17	Page 267
Premises and equipment	Note 18	Page 272
Long-term debt	Note 21	Page 273
Income taxes	Note 26	Page 279
Off–balance sheet lending-related financial instruments, guarantees and other commitments	Note 29	Page 283
Litigation	Note 31	Page 290
Note 2 – Business changes and developments
Changes in common stock dividend
On February 23, 2009, the Board of Directors reduced the Firm's quarterly common stock dividend from $0.38 to $0.05 per share, effective with the dividend paid on April 30, 2009, to shareholders of record on April 6, 2009. On March 18, 2011, the Board of Directors raised the Firm’s quarterly common stock dividend from $0.05 to $0.25 per share, effective with the dividend paid on April 30, 2011, to shareholders of record on April 6, 2011.

JPMorgan Chase & Co./2011 Annual Report	183

Notes to consolidated financial statements

Other business events
RBS Sempra transaction
On July 1, 2010, JPMorgan Chase completed the acquisition of RBS Sempra Commodities’ global oil, global metals and European power and gas businesses. The Firm acquired approximately $1.7 billion of net assets which included $3.3 billion of debt which was immediately repaid. This acquisition almost doubled the number of clients the Firm’s commodities business can serve and has enabled the Firm to offer clients more products in more regions of the world.
Purchase of remaining interest in J.P. Morgan Cazenove
On January 4, 2010, JPMorgan Chase purchased the remaining interest in J.P. Morgan Cazenove, an investment banking business partnership formed in 2005, which resulted in an adjustment to the Firm’s capital surplus of approximately $1.3 billion.
Purchase of remaining interest in Highbridge Capital Management
In July 2009, JPMorgan Chase completed its purchase of the remaining interest in Highbridge, which resulted in a $228 million adjustment to capital surplus.
Subsequent events
Global settlement on servicing and origination of mortgages
On February 9, 2012, the Firm announced that it agreed to a settlement in principle (the “global settlement”) with a number of federal and state government agencies, including the U.S. Department of Justice, the U.S. Department of Housing and Urban Development, the Consumer Financial Protection Bureau and the State Attorneys General, relating to the servicing and origination of mortgages. The global settlement, which is subject to the execution of a definitive agreement and court approval, calls for the Firm to, among other things: (i) make cash payments of approximately $1.1 billion (a portion of which will be set aside for payments to borrowers); (ii) provide approximately $500 million of refinancing relief to certain “underwater” borrowers whose loans are owned by the Firm; and (iii) provide approximately $3.7 billion of additional relief for certain borrowers, including reductions of principal on first and second liens, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners. (If the Firm does not meet certain targets for provision of the refinancing or other borrower relief within certain prescribed time periods, the Firm will instead make cash payments.) In addition, under the global settlement the Firm will be required to adhere to certain enhanced mortgage servicing standards.
The global settlement releases the Firm from further claims related to servicing activities, including foreclosures and loss mitigation activities; certain origination activities; and certain bankruptcy-related activities. Not included in the global settlement are any claims arising out of securitization activities, including representations made to investors respecting mortgage-backed securities; criminal claims; and repurchase demands from the GSEs, among other items.
Also on February 9, 2012, the Firm entered into agreements in principle with the Federal Reserve and the Office of the Comptroller of the Currency for the payment of civil money penalties related to conduct that was the subject of consent orders entered into with the banking regulators in April 2011. The Firm's payment obligations under those agreements will be deemed satisfied by the Firm's payments and provisions of relief under the global settlement.
While the Firm expects to incur additional operating costs to comply with portions of the global settlement, including the enhanced servicing standards, the Firm's prior period results of operations have reflected the estimated costs of the global settlement. Accordingly, the Firm expects that the financial impact of the global settlement on the Firm's financial condition and results of operations for the first quarter of 2012 and future periods will not be material. For further information on this settlement, see “Mortgage Foreclosure Investigations and Litigation” in Note 31 on pages 290–299 of this Annual Report.
Washington Mutual, Inc. bankruptcy plan confirmation
On February 17, 2012, a bankruptcy court confirmed the joint plan containing the global settlement agreement resolving numerous disputes among Washington Mutual, Inc. (“WMI”), JPMorgan Chase and the Federal Deposit Insurance Corporation (“FDIC”) as well as significant creditor groups (the “WaMu Global Settlement”). Pursuant to this agreement, the Firm expects to recognize additional assets, including certain pension-related assets, as well as tax refunds, in future periods as the settlement is executed and various state and federal tax matters are resolved. For additional information related to the WaMu Global Settlement, see “Washington Mutual Litigations” in Note 31 on pages 290–299 of this Annual Report.

Note 3 – Fair value measurement
JPMorgan Chase carries a portion of its assets and liabilities at fair value. These assets and liabilities are predominantly carried at fair value on a recurring basis. Certain assets and liabilities are carried at fair value on a nonrecurring basis, including mortgage, home equity and other loans, where the carrying value is based on the fair value of the underlying collateral.
The Firm has an established and well-documented process for determining fair values. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on internally developed models that consider relevant transaction data such as maturity and use as inputs, market-based or independently sourced market parameters, including but

184	JPMorgan Chase & Co./2011 Annual Report

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

•
Credit valuation adjustments (“CVA”) are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty. As few classes of derivative contracts are listed on an exchange, derivative positions are predominantly valued using internally developed models that use as their basis observable market parameters. An adjustment is necessary to reflect the credit quality of each derivative counterparty to arrive at fair value. The adjustment also takes into account contractual factors designed to reduce the Firm’s credit exposure to each counterparty, such as collateral and legal rights of offset.

•
Debit valuation adjustments (“DVA”) are taken to reflect the credit quality of the Firm in the valuation of liabilities measured at fair value. The methodology to determine the adjustment is consistent with CVA and incorporates JPMorgan Chase’s credit spread as observed through the credit default swap market.

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

JPMorgan Chase & Co./2011 Annual Report	185

Notes to consolidated financial statements

The following table is a description of the valuation methodologies used by the Firm to measure it's more significant products/instruments at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Product/instrument	Valuation methodology, inputs and assumptions	Classifications in the valuation hierarchy
Securities financing agreements	Valuations are based on discounted cash flows, which consider:	Instruments carried at fair value are generally classified in level 2
• Derivative features
• Market rates for respective maturity
• Collateral
Loans and lending-related commitments - wholesale
Trading portfolio	Where observable market data is available, valuations are based on:	Level 2 or 3
• Observed market prices (circumstances are limited)
• Relevant broker quotes
• Observed market prices for similar instruments
Where observable market data is unavailable or limited, valuations are based on discounted cash flows, which consider the following:
• Discount rate
• Expected credit losses
• Loss severity rates
• Prepayment rates
• Servicing costs
Loans held for investment and associated lending related commitments	Valuations are based on discounted cash flows, which consider:	Loans held for investment and associated lending-related commitments that are not carried at fair value are not classified within the fair value hierarchy

 • Credit spreads, derived from the cost of credit default swaps (“CDS”); or benchmark credit curves developed by the Firm by industry and credit rating, and which take into account the difference in loss severity rates between bonds and loans

• Prepayment rates

Lending related commitments are valued similar to loans and reflect the portion of an unused commitment expected, based on the Firm's average portfolio historical experience, to become funded prior to an obligor default

For information regarding the valuation of loans measured at collateral value, see pages 231-252 of Note 14 of this Annual Report.

Loans - consumer
Held for investment consumer loans, excluding credit card	Valuations are based on discounted cash flows, which consider:	Consumer loans in this category are not carried at fair value and are not classified within the fair value hierarchy
• Discount rates (derived from primary origination rates and market activity)

• Expected lifetime credit losses (considering expected and current default rates for existing portfolios, collateral prices, and economic environment expectations (i.e., unemployment rates))

• Estimated prepayments
• Servicing costs
• Market liquidity
For information regarding the valuation of loans measured at collateral value, see pages 231-252 of Note 14 of this Annual Report.

Credit card receivables	Valuations are based on discounted cash flows, which consider:	Credit card loans are not carried at fair value and are not classified within the fair value hierarchy
• Projected interest income and late fee revenue, funding, servicing and credit costs, and loan repayment rates

• Estimated life of receivables (based on projected loan payment rates)
• Discount rate - based on expected return on receivables
• Credit costs - allowance for loan losses is considered a reasonable proxy for the credit cost based on the short- term nature of credit card receivables
Conforming residential mortgage loans expected to be sold
Fair value is based upon observable pricing of mortgage-backed securities with similar collateral and incorporates adjustments to these prices to account for differences between the security and the value of the underlying loans, which include credit characteristics, portfolio composition, and liquidity.

Predominantly classified within level 2

186	JPMorgan Chase & Co./2011 Annual Report

Product/instrument	Valuation methodology, inputs and assumptions	Classifications in the valuation hierarchy
Securities	Quoted market prices are used where available.	Level 1
	In the absence of quoted market prices, securities are valued based on:	Level 2 or 3
• Observed market prices for similar securities
• Relevant broker quotes
• Discounted cash flows
(see specific product discussion below)
Mortgage- and asset-backed securities specific inputs:
• Collateral characteristics
• Deal-specific payment and loss allocations
• Current market assumptions related to discount rate, prepayments, defaults and recoveries
Collateralized debt obligations (“CDOs”), including collateralized loan obligations (“CLOs”), specific inputs:
• Collateral characteristics
• Deal-specific payment and loss allocations
• Expected prepayment, default, recovery, default correlation and liquidity spread assumptions
• Credit spreads
• Credit rating data
Physical commodities	Valued using observable market prices or data	Level 1 or 2
Derivatives	Exchange-traded derivatives are valued using market observable prices.	Level 1

Derivatives that are not exchange-traded, which include plain vanilla options and interest rate and credit default swaps, are valued using internally developed models and/or a series of techniques such as the Black-Scholes option pricing model, simulation models, or a combination of models, which are consistently applied. Inputs include:
Level 2 or 3

• Contractual terms including period to maturity
• Readily observable parameters including interest rates and volatility
• Credit quality of the counterparty and of the Firm
• Correlation levels
Derivatives that are valued based on models with significant unobservable inputs include:
Structured credit derivatives specific inputs:
• CDS spreads and recovery rates
• Correlation between the underlying debt instruments (levels are modeled on a transaction basis and calibrated to liquid benchmark tranche indices)

• Actual transactions, where available, are used to regularly recalibrate unobservable parameters

Certain long-dated equity option specific inputs:
• Long-dated equity volatilities
Callable interest rate FX exotic options specific inputs:
• Correlation between interest rates and FX rates
• Parameters describing the evolution of underlying interest rates
Mortgage servicing rights (“MSRs”)	See Mortgage servicing rights on pages 268–270 of Note 17 of this Annual Report.	Level 3

JPMorgan Chase & Co./2011 Annual Report	187

Notes to consolidated financial statements

Product/instrument	Valuation methodology, inputs and assumptions	Classification in the valuation hierarchy
Private equity investments	Private equity investments held in the Private Equity portfolio	Level 3
Fair value is estimated using all available information and considering the range of potential inputs, including:
• Transaction prices
• Trading multiples of comparable public companies
• Operating performance of the underlying portfolio company
• Additional available inputs relevant to the investment
• Adjustments are required since comparable public companies are not identical to the company being valued, and for company-specific issues and lack of liquidity
	Public investments held in the Private Equity portfolio	Level 1 or 2
• Valued using observable market prices less adjustments for relevant restrictions, where applicable

Fund investments (i.e., mutual/collective investment funds, private equity funds, hedge funds, and real estate funds)	Net Asset Value (“NAV”)
	• NAV is validated by sufficient level of observable activity (i.e., purchases and sales)	Level 1

	• Adjustments to the NAV are required for restrictions on redemption (e.g., lock up periods or withdrawal limitations) or where observable activity is limited	Level 2 or 3

Beneficial interests issued by consolidated VIE	Valued using observable market information, where available	Level 2 or 3
In the absence of observable market information, valuations are based on the fair value of the underlying assets held by the VIE
Long-term debt, not carried at fair value	Valuations are based on discounted cash flows, which consider:	Long-term debt, excluding structured notes, is not carried at fair value and is not classified within the fair value hierarchy
• Market rates for respective maturity
• Credit quality of the Firm (DVA)
Structured notes (included in Deposits, Other borrowed funds and Long-term debt)	Valuations are based on discounted cash flows, which consider:	Level 2 or 3
• Credit quality of the Firm (DVA)
• Consideration of derivative features

188	JPMorgan Chase & Co./2011 Annual Report

The following table presents the asset and liabilities measured at fair value as of December 31, 2011 and 2010 by major product category and fair value hierarchy.
Assets and liabilities measured at fair value on a recurring basis

	Fair value hierarchy
December 31, 2011 (in millions)	Level 1(h)	Level 2(h)	Level 3(h)	Netting adjustments	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$24,891	$—	$—	$24,891
Securities borrowed	—	15,308	—	—	15,308
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	27,082	7,801	86	—	34,969
Residential – nonagency	—	2,956	796	—	3,752
Commercial – nonagency	—	870	1,758	—	2,628
Total mortgage-backed securities	27,082	11,627	2,640	—	41,349
U.S. Treasury and government agencies(a)	11,508	8,391	—	—	19,899
Obligations of U.S. states and municipalities	—	15,117	1,619	—	16,736
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,615	—	—	2,615
Non-U.S. government debt securities	18,618	40,080	104	—	58,802
Corporate debt securities	—	33,938	6,373	—	40,311
Loans(b)	—	21,589	12,209	—	33,798
Asset-backed securities	—	2,406	7,965	—	10,371
Total debt instruments	57,208	135,763	30,910	—	223,881
Equity securities	93,799	3,502	1,177	—	98,478
Physical commodities(c)	21,066	4,898	—	—	25,964
Other	—	2,283	880	—	3,163
Total debt and equity instruments(d)	172,073	146,446	32,967	—	351,486
Derivative receivables:
Interest rate	1,324	1,433,469	6,728	(1,395,152)	46,369
Credit	—	152,569	17,081	(162,966)	6,684
Foreign exchange	833	162,689	4,641	(150,273)	17,890
Equity	—	43,604	4,132	(40,943)	6,793
Commodity	4,561	50,409	2,459	(42,688)	14,741
Total derivative receivables(e)	6,718	1,842,740	35,041	(1,792,022)	92,477
Total trading assets	178,791	1,989,186	68,008	(1,792,022)	443,963
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	92,426	14,681	—	—	107,107
Residential – nonagency	—	67,554	3	—	67,557
Commercial – nonagency	—	10,962	267	—	11,229
Total mortgage-backed securities	92,426	93,197	270	—	185,893
U.S. Treasury and government agencies(a)	3,837	4,514	—	—	8,351
Obligations of U.S. states and municipalities	36	16,246	258	—	16,540
Certificates of deposit	—	3,017	—	—	3,017
Non-U.S. government debt securities	25,381	19,884	—	—	45,265
Corporate debt securities	—	62,176	—	—	62,176
Asset-backed securities:
Credit card receivables	—	4,655	—	—	4,655
Collateralized loan obligations	—	116	24,745	—	24,861
Other	—	11,105	213	—	11,318
Equity securities	2,667	38	—	—	2,705
Total available-for-sale securities	124,347	214,948	25,486	—	364,781
Loans	—	450	1,647	—	2,097
Mortgage servicing rights	—	—	7,223	—	7,223
Other assets:
Private equity investments(f)	99	706	6,751	—	7,556
All other	4,336	233	4,374	—	8,943
Total other assets	4,435	939	11,125	—	16,499
Total assets measured at fair value on a recurring basis(g)	$307,573	$2,245,722	$113,489	$(1,792,022)	$874,762
Deposits	$—	$3,515	$1,418	$—	$4,933
Federal funds purchased and securities loaned or sold under repurchase agreements	—	9,517	—	—	9,517
Other borrowed funds	—	8,069	1,507	—	9,576
Trading liabilities:
Debt and equity instruments(d)	50,830	15,677	211	—	66,718
Derivative payables:
Interest rate	1,537	1,395,113	3,167	(1,371,807)	28,010
Credit	—	155,772	9,349	(159,511)	5,610
Foreign exchange	846	159,258	5,904	(148,573)	17,435
Equity	—	39,129	7,237	(36,711)	9,655
Commodity	3,114	53,684	3,146	(45,677)	14,267
Total derivative payables(e)	5,497	1,802,956	28,803	(1,762,279)	74,977
Total trading liabilities	56,327	1,818,633	29,014	(1,762,279)	141,695
Accounts payable and other liabilities	—	—	51	—	51
Beneficial interests issued by consolidated VIEs	—	459	791	—	1,250
Long-term debt	—	24,410	10,310	—	34,720
Total liabilities measured at fair value on a recurring basis	$56,327	$1,864,603	$43,091	$(1,762,279)	$201,742

JPMorgan Chase & Co./2011 Annual Report	189

Notes to consolidated financial statements

	Fair value hierarchy
December 31, 2010 (in millions)	Level 1(h)	Level 2(h)	Level 3(h)	Netting adjustments	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$20,299	$—	$—	$20,299
Securities borrowed	—	13,961	—	—	13,961
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	36,813	10,738	174	—	47,725
Residential – nonagency	—	2,807	687	—	3,494
Commercial – nonagency	—	1,093	2,069	—	3,162
Total mortgage-backed securities	36,813	14,638	2,930	—	54,381
U.S. Treasury and government agencies(a)	12,863	9,026	—	—	21,889
Obligations of U.S. states and municipalities	—	11,715	2,257	—	13,972
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,248	—	—	3,248
Non-U.S. government debt securities	31,127	38,482	202	—	69,811
Corporate debt securities	—	42,280	4,946	—	47,226
Loans(b)	—	21,736	13,144	—	34,880
Asset-backed securities	—	2,743	8,460	—	11,203
Total debt instruments	80,803	143,868	31,939	—	256,610
Equity securities	124,400	3,153	1,685	—	129,238
Physical commodities(c)	18,327	2,708	—	—	21,035
Other	—	1,598	930	—	2,528
Total debt and equity instruments(d)	223,530	151,327	34,554	—	409,411
Derivative receivables:
Interest rate	2,278	1,120,282	5,422	(1,095,427)	32,555
Credit	—	111,827	17,902	(122,004)	7,725
Foreign exchange	1,121	163,114	4,236	(142,613)	25,858
Equity	30	38,718	4,885	(39,429)	4,204
Commodity	1,324	56,076	2,197	(49,458)	10,139
Total derivative receivables(e)	4,753	1,490,017	34,642	(1,448,931)	80,481
Total trading assets	228,283	1,641,344	69,196	(1,448,931)	489,892
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	104,736	15,490	—	—	120,226
Residential – nonagency	1	48,969	5	—	48,975
Commercial – nonagency	—	5,403	251	—	5,654
Total mortgage-backed securities	104,737	69,862	256	—	174,855
U.S. Treasury and government agencies(a)	522	10,826	—	—	11,348
Obligations of U.S. states and municipalities	31	11,272	256	—	11,559
Certificates of deposit	6	3,641	—	—	3,647
Non-U.S. government debt securities	13,107	7,670	—	—	20,777
Corporate debt securities	—	61,793	—	—	61,793
Asset-backed securities:
Credit card receivables	—	7,608	—	—	7,608
Collateralized loan obligations	—	128	13,470	—	13,598
Other	—	8,777	305	—	9,082
Equity securities	1,998	53	—	—	2,051
Total available-for-sale securities	120,401	181,630	14,287	—	316,318
Loans	—	510	1,466	—	1,976
Mortgage servicing rights	—	—	13,649	—	13,649
Other assets:
Private equity investments(f)	49	826	7,862	—	8,737
All other	5,093	192	4,179	—	9,464
Total other assets	5,142	1,018	12,041	—	18,201
Total assets measured at fair value on a recurring basis(g)	$353,826	$1,858,762	$110,639	$(1,448,931)	$874,296
Deposits	$—	$3,596	$773	$—	$4,369
Federal funds purchased and securities loaned or sold under repurchase agreements	—	4,060	—	—	4,060
Other borrowed funds	—	8,547	1,384	—	9,931
Trading liabilities:
Debt and equity instruments(d)	58,468	18,425	54	—	76,947
Derivative payables:
Interest rate	2,625	1,085,233	2,586	(1,070,057)	20,387
Credit	—	112,545	12,516	(119,923)	5,138
Foreign exchange	972	158,908	4,850	(139,715)	25,015
Equity	22	39,046	7,331	(35,949)	10,450
Commodity	862	54,611	3,002	(50,246)	8,229
Total derivative payables(e)	4,481	1,450,343	30,285	(1,415,890)	69,219
Total trading liabilities	62,949	1,468,768	30,339	(1,415,890)	146,166
Accounts payable and other liabilities	—	—	236	—	236
Beneficial interests issued by consolidated VIEs	—	622	873	—	1,495
Long-term debt	—	25,795	13,044	—	38,839
Total liabilities measured at fair value on a recurring basis	$62,949	$1,511,388	$46,649	$(1,415,890)	$205,096

(a)	At December 31, 2011 and 2010, included total U.S. government-sponsored enterprise obligations of $122.4 billion and $137.3 billion respectively, which were predominantly mortgage-related.

(b)
At December 31, 2011 and 2010, included within trading loans were $20.1 billion and $22.7 billion, respectively, of residential first-lien mortgages, and $2.0 billion and $2.6 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $11.0 billion and $13.1 billion, respectively, and reverse mortgages of $4.0 billion and $4.0 billion, respectively.

(c)	Physical commodities inventories are generally accounted for at the lower of cost or fair value.

190	JPMorgan Chase & Co./2011 Annual Report

(d)
Balances reflect the reduction of securities owned (long positions) by the amount of securities sold but not yet purchased (short positions) when the long and short positions have identical Committee on Uniform Security Identification Procedures numbers (“CUSIPs”).

(e)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivable and payable balances would be $11.7 billion and $12.7 billion at December 31, 2011 and 2010, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(f)
Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost basis of the private equity investment portfolio totaled $9.5 billion and $10.0 billion at December 31, 2011 and 2010, respectively.

(g)
At December 31, 2011 and 2010, balances included investments valued at net asset values of $10.8 billion and $12.1 billion, respectively, of which $5.3 billion and $5.9 billion, respectively, were classified in level 1, $1.2 billion and $2.0 billion, respectively, in level 2, and $4.3 billion and $4.2 billion, respectively, in level 3.

(h)
For the years ended December 31, 2011 and 2010, there were no significant transfers between levels 1 and 2. For the year ended December 31, 2011, transfers from level 3 into level 2 included $2.6 billion of long-term debt due to a decrease in valuation uncertainty of certain structured notes. For the year ended December 31, 2010, transfers from level 3 into level 2 included $1.2 billion of trading loans due to increased price transparency. There were no significant transfers into level 3 for the years ended December 31, 2011 and 2010. All transfers are assumed to occur at the beginning of the reporting period.

Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated Balance Sheet amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the years ended December 31, 2011, 2010 and 2009. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

JPMorgan Chase & Co./2011 Annual Report	191

Notes to consolidated financial statements

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2011 (in millions)	Fair value at January 1, 2011	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(g)	Fair value at Dec. 31, 2011	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2011
				Purchases(f)	Sales	Issuances	Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$174	$24		$28	$(39)	$—	$(43)	$(58)	$86	$(51)
Residential – nonagency	687	109		708	(432)	—	(221)	(55)	796	(9)
Commercial – nonagency	2,069	37		796	(973)	—	(171)	—	1,758	33
Total mortgage-backed securities	2,930	170		1,532	(1,444)	—	(435)	(113)	2,640	(27)
Obligations of U.S. states and municipalities	2,257	9		807	(1,465)	—	(1)	12	1,619	(11)
Non-U.S. government debt securities	202	35		552	(531)	—	(80)	(74)	104	38
Corporate debt securities	4,946	32		8,080	(5,939)	—	(1,005)	259	6,373	26
Loans	13,144	329		5,532	(3,873)	—	(2,691)	(232)	12,209	142
Asset-backed securities	8,460	90		4,185	(4,368)	—	(424)	22	7,965	(217)
Total debt instruments	31,939	665		20,688	(17,620)	—	(4,636)	(126)	30,910	(49)
Equity securities	1,685	267		180	(541)	—	(352)	(62)	1,177	278
Other	930	48		36	(39)	—	(95)	—	880	79
Total trading assets – debt and equity instruments	34,554	980	(b)	20,904	(18,200)	—	(5,083)	(188)	32,967	308	(b)
Net derivative receivables:
Interest rate	2,836	5,205		511	(219)	—	(4,534)	(238)	3,561	1,497
Credit	5,386	2,240		22	(13)	—	116	(19)	7,732	2,744
Foreign exchange	(614)	(1,913)		191	(20)	—	886	207	(1,263)	(1,878)
Equity	(2,446)	(60)		715	(1,449)	—	37	98	(3,105)	(132)
Commodity	(805)	596		328	(350)	—	(294)	(162)	(687)	208
Total net derivative receivables	4,357	6,068	(b)	1,767	(2,051)	—	(3,789)	(114)	6,238	2,439	(b)
Available-for-sale securities:
Asset-backed securities	13,775	(95)		15,268	(1,461)	—	(2,529)	—	24,958	(106)
Other	512	—		57	(15)	—	(26)	—	528	8
Total available-for-sale securities	14,287	(95)	(c)	15,325	(1,476)	—	(2,555)	—	25,486	(98)	(c)
Loans	1,466	504	(b)	326	(9)	—	(639)	(1)	1,647	484	(b)
Mortgage servicing rights	13,649	(7,119)	(d)	2,603	—	—	(1,910)	—	7,223	(7,119)	(d)
Other assets:
Private equity investments	7,862	943	(b)	1,452	(2,746)	—	(594)	(166)	6,751	(242)	(b)
All other	4,179	(54)	(e)	938	(139)	—	(521)	(29)	4,374	(83)	(e)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2011 (in millions)	Fair value at January 1, 2011	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(g)	Fair value at Dec. 31, 2011	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2011
				Purchases(f)	Sales	Issuances	Settlements
Liabilities:(a)
Deposits	$773	$15	(b)	$—	$—	$433	$(386)	$583	$1,418	$4	(b)
Other borrowed funds	1,384	(244)	(b)	—	—	1,597	(834)	(396)	1,507	(85)	(b)
Trading liabilities – debt and equity instruments	54	17	(b)	(533)	778	—	(109)	4	211	(7)	(b)
Accounts payable and other liabilities	236	(61)	(e)	—	—	—	(124)	—	51	5	(e)
Beneficial interests issued by consolidated VIEs	873	17	(b)	—	—	580	(679)	—	791	(15)	(b)
Long-term debt	13,044	60	(b)	—	—	2,564	(3,218)	(2,140)	10,310	288	(b)

192	JPMorgan Chase & Co./2011 Annual Report

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2010 (in millions)	Fair value at January 1, 2010	Total realized/ unrealized gains/(losses)		Purchases, issuances, settlements, net	Transfers into and/or out of level 3(g)	Fair value at Dec. 31, 2010	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2010

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$260	$24		$(107)	$(3)	$174	$(31)
Residential – nonagency	1,115	178		(564)	(42)	687	110
Commercial – nonagency	1,770	230		(33)	102	2,069	130
Total mortgage-backed securities	3,145	432		(704)	57	2,930	209
Obligations of U.S. states and municipalities	1,971	2		142	142	2,257	(30)
Non-U.S. government debt securities	89	(36)		194	(45)	202	(8)
Corporate debt securities	5,241	(325)		115	(85)	4,946	28
Loans	13,218	(40)		1,296	(1,330)	13,144	(385)
Asset-backed securities	8,620	237		(408)	11	8,460	195
Total debt instruments	32,284	270		635	(1,250)	31,939	9
Equity securities	1,956	133		(351)	(53)	1,685	199
Other	1,441	211		(801)	79	930	299
Total trading assets – debt and equity instruments	35,681	614	(b)	(517)	(1,224)	34,554	507	(b)
Net derivative receivables:
Interest rate	2,040	3,057		(2,520)	259	2,836	487
Credit	10,350	(1,757)		(3,102)	(105)	5,386	(1,048)
Foreign exchange	1,082	(913)		(434)	(349)	(614)	(464)
Equity	(2,306)	(194)		(82)	136	(2,446)	(212)
Commodity	(329)	(700)		134	90	(805)	(76)
Total net derivative receivables	10,837	(507)	(b)	(6,004)	31	4,357	(1,313)	(b)
Available-for-sale securities:
Asset-backed securities	12,732	(146)		1,189	—	13,775	(129)
Other	461	(49)		37	63	512	18
Total available-for-sale securities	13,193	(195)	(c)	1,226	63	14,287	(111)	(c)
Loans	990	145	(b)	323	8	1,466	37	(b)
Mortgage servicing rights	15,531	(2,268)	(d)	386	—	13,649	(2,268)	(d)
Other assets:
Private equity investments	6,563	1,038	(b)	715	(454)	7,862	688	(b)
All other	9,521	(113)	(e)	(5,132)	(97)	4,179	37	(e)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2010 (in millions)	Fair value at January 1, 2010	Total realized/ unrealized (gains)/losses		Purchases, issuances, settlements, net	Transfers into and/or out of level 3(g)	Fair value at Dec. 31, 2010	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2010

Liabilities:(a)
Deposits	$476	$54	(b)	$(86)	$329	$773	$(77)	(b)
Other borrowed funds	542	(242)	(b)	1,326	(242)	1,384	445	(b)
Trading liabilities – debt and equity instruments	10	2	(b)	19	23	54	—
Accounts payable and other liabilities	355	(138)	(e)	19	—	236	37	(e)
Beneficial interests issued by consolidated VIEs	625	(7)	(b)	87	168	873	(76)	(b)
Long-term debt	18,287	(532)	(b)	(4,796)	85	13,044	662	(b)

JPMorgan Chase & Co./2011 Annual Report	193

Notes to consolidated financial statements

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2009 (in millions)	Fair Value at January 1, 2009	Total realized/unrealized gains/(losses)		Purchases, issuances settlements, net	Transfers into and/or out of level 3(g)	Fair value at Dec. 31,2009	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2009

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$163	$(38)		$62	$73	$260	$(38)
Residential – nonagency	3,339	(782)		(245)	(1,197)	1,115	(871)
Commercial – nonagency	2,487	(242)		(325)	(150)	1,770	(313)
Total mortgage-backed securities	5,989	(1,062)		(508)	(1,274)	3,145	(1,222)
Obligations of U.S. states and municipalities	2,641	(22)		(648)	—	1,971	(123)
Non-U.S. government debt securities	11	36		(22)	64	89	32
Corporate debt securities	5,280	38		(3,416)	3,339	5,241	(72)
Loans	17,091	(871)		(3,497)	495	13,218	(1,167)
Asset-backed securities	7,802	1,438		(431)	(189)	8,620	736
Total debt instruments	38,814	(443)		(8,522)	2,435	32,284	(1,816)
Equity securities	1,380	(149)		(512)	1,237	1,956	(51)
Other	1,694	(12)		(273)	32	1,441	(52)
Total trading assets – debt and equity instruments	41,888	(604)	(b)	(9,307)	3,704	35,681	(1,919)	(b)
Total net derivative receivables	9,039	(11,473)	(b)	(3,428)	16,699	10,837	(10,902)	(b)
Available-for-sale securities:
Asset-backed securities	11,447	(2)		1,112	175	12,732	(48)
Other	944	(269)		302	(516)	461	43
Total available-for-sale securities	12,391	(271)	(c)	1,414	(341)	13,193	(5)	(c)
Loans	2,667	(448)	(b)	(1,906)	677	990	(488)	(b)
Mortgage servicing rights	9,403	5,807	(d)	321	—	15,531	5,807	(d)
Other assets:
Private equity investments	6,369	(407)	(b)	582	19	6,563	(369)	(b)
All other	8,114	(676)	(e)	2,439	(356)	9,521	(612)	(e)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2009 (in millions)	Fair value at January 1, 2009	Total realized/unrealized (gains)/losses		Purchases, issuances settlements, net	Transfers into and/or out of level 3(e)	Fair value at Dec.31, 2009	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2009

Liabilities:(a)
Deposits	$1,235	$47	(b)	$(870)	$64	$476	$(36)	(b)
Other borrowed funds	101	(73)	(b)	621	(107)	542	9	(b)
Trading liabilities:
Debt and equity instruments	288	64	(b)	(339)	(3)	10	12	(b)
Accounts payable and other liabilities	—	(55)	(b)	410	—	355	(29)	(b)
Beneficial interests issued by consolidated VIEs	—	344	(b)	(598)	879	625	327	(b)
Long-term debt	16,548	1,367	(b)	(2,738)	3,110	18,287	1,728	(b)

(a)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 21%, 23% and 29% at December 31, 2011, 2010 and 2009, respectively.

(b)
Predominantly reported in principal transactions revenue, except for changes in fair value for Retail Financial Services (“RFS”) mortgage loans and lending-related commitments originated with the intent to sell, which are reported in mortgage fees and related income.

(c)
Realized gains/(losses) on available-for-sale (“AFS”) securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains/(losses) are reported in OCI. Realized gains/(losses) and foreign exchange remeasurement adjustments recorded in income on AFS securities were $(240) million, $(66) million, and $(345) million for the years ended December 31, 2011, 2010 and 2009, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $145 million, $(129) million and $74 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(d)	Changes in fair value for RFS mortgage servicing rights are reported in mortgage fees and related income.

(e)	Largely reported in other income.

(f)	Loan originations are included in purchases.

(g)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the reporting period.

194	JPMorgan Chase & Co./2011 Annual Report

Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). At December 31, 2011 and 2010, assets measured at fair value on a nonrecurring basis were $5.3 billion and $9.9 billion, respectively, comprised predominantly of loans. At December 31, 2011, $369 million and $4.9 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. At December 31, 2010, $312 million and $9.6 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. Liabilities measured at fair value on a nonrecurring basis were not significant at December 31, 2011 and 2010. For the years ended December 31, 2011 and 2010, there were no significant transfers between levels 1, 2, and 3. The total change in the value of assets and liabilities for which a fair value adjustment has been included in the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, related to financial instruments held at those dates were losses of $2.2 billion, $3.6 billion and $4.7 billion, respectively; these losses were predominantly associated with loans.
For further information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), see Note 14 on pages 231–252 of this Annual Report.
Level 3 analysis
Level 3 assets at December 31, 2011, predominantly included derivative receivables, MSRs, CLOs held within the available-for-sale and trading portfolios, loans within the trading portfolio and private equity investments.

•
Derivative receivables included $35.0 billion related to interest rate, credit, foreign exchange, equity and commodity contracts. Credit derivative receivables of $17.1 billion included $12.1 billion of structured credit derivatives with corporate debt underlying and $3.4 billion of CDS largely on commercial mortgages where the risks are partially mitigated by similar and offsetting derivative payables. Interest rate derivative receivables of $6.7 billion include long-dated structured interest rate derivatives which are dependent on the correlation between different interest rate curves. Foreign exchange derivative receivables of $4.6 billion included long-dated foreign exchange derivatives which are dependent on the correlation between foreign exchange and interest rates. Equity derivative receivables of $4.1 billion principally included long-dated contracts where the volatility levels are unobservable. Commodity derivative receivables of $2.5 billion largely included long-dated oil contracts.

•	CLOs totaling $30.9 billion are securities backed by

corporate loans. At December 31, 2011, $24.7 billion of CLOs were held in the AFS securities portfolio and $6.2 billion were included in asset-backed securities held in the trading portfolio. Substantially all of the securities are rated “AAA,” “AA” and “A” and had an average credit enhancement of 30%. Credit enhancement in CLOs is primarily in the form of subordination, which is a form of structural credit enhancement where realized losses associated with assets held by the issuing vehicle are allocated to the various tranches of securities issued by the vehicle considering their relative seniority. For a further discussion of CLOs held in the AFS securities portfolio, see Note 12 on pages 225–230 of this Annual Report.

•
Trading loans totaling $12.2 billion included $6.0 billion of residential mortgage whole loans and commercial mortgage loans for which there is limited price transparency; and $4.0 billion of reverse mortgages for which the principal risk sensitivities are mortality risk and home prices. The fair value of the commercial and residential mortgage loans is estimated by projecting expected cash flows, considering relevant borrower-specific and market factors, and discounting those cash flows at a rate reflecting current market liquidity. Loans are partially hedged by level 2 instruments, including credit default swaps and interest rate derivatives, for which valuation inputs are observable and liquid.

•
MSRs represent the fair value of future cash flows for performing specified mortgage servicing activities for others (predominantly with respect to residential mortgage loans). For a further discussion of the MSR asset, the interest rate risk management and valuation methodology used for MSRs, including valuation assumptions and sensitivities, and a summary of the changes in the MSR asset, see Note 17 on pages 267–271 of this Annual Report.

Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 5.2% of total Firm assets at December 31, 2011. The following describes significant changes to level 3 assets since December 31, 2010.
For the year ended December 31, 2011
Level 3 assets decreased by $1.8 billion during 2011, due to the following:

•	$11.2 billion increase in asset-backed AFS securities, predominantly driven by purchases of CLOs;

•	$6.4 billion decrease in MSRs. For further discussion of the change, refer to Note 17 on pages 267–271 of this Annual Report;

•	$2.3 billion decrease in nonrecurring loans held-for-sale, predominantly driven by sales in the loan portfolios;

•	$2.2 billion decrease in nonrecurring retained loans predominantly due to portfolio runoff;

•	$1.6 billion decrease in trading assets – debt and equity instruments, largely driven by sales and settlements of certain securities, partially offset by purchases of corporate debt; and

JPMorgan Chase & Co./2011 Annual Report	195

Notes to consolidated financial statements

•	$1.1 billion decrease in private equity investments, predominantly driven by sales of investments, partially offset by new investments.
Gains and Losses
Gains and losses included in the tables for 2011, 2010 and 2009 included:
2011
Included in the tables for the year ended December 31, 2011

•	$7.1 billion of losses on MSRs. For further discussion of the change, refer to Note 17 on pages 267–271 of this Annual Report; and

•	$6.1 billion of net gains on derivatives, related to declining interest rates and tightening of credit spreads, partially offset by losses due to fluctuation in foreign exchange rates.
2010
Included in the tables for the year ended December 31, 2010

•	$2.3 billion of losses on MSRs; and

•	$1.0 billion gain in private equity largely driven by gains on investments in the portfolio.
2009
Included in the tables for the year ended December 31, 2009

•	$11.5 billion of net losses on derivatives, primarily related to the tightening of credit spreads;

•
Net losses on trading – debt and equity instruments of $604 million, consisting of $2.1 billion of losses, primarily related to residential and commercial loans and mortgage-backed securities (“MBS”), principally driven by markdowns and sales, partially offset by gains of $1.4 billion, reflecting increases in the fair value of other asset-backed securities (“ABS”);

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

December 31, (in millions)	2011	2010
Derivative receivables balance (net of derivatives CVA)	$92,477	$80,481
Derivatives CVA(a)	(6,936)	(4,362)
Derivative payables balance (net of derivatives DVA)	74,977	69,219
Derivatives DVA	(1,420)	(882)
Structured notes balance (net of structured notes DVA)(b)(c)	49,229	53,139
Structured notes DVA	(2,052)	(1,153)

(a)	Derivatives CVA, gross of hedges, includes results managed by the Credit Portfolio and other lines of business within the Investment Bank (“IB”).

(b)	Structured notes are recorded within long-term debt, other borrowed funds or deposits on the Consolidated Balance Sheets, depending upon the tenor and legal form of the note.

(c)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 198–200 of this Annual Report.
The following table provides the impact of credit adjustments on earnings in the respective periods, excluding the effect of any hedging activity.

Year ended December 31, (in millions)	2011	2010	2009
Credit adjustments:
Derivative CVA(a)	$(2,574)	$(665)	$5,869
Derivative DVA	538	41	(548)
Structured note DVA(b)	899	468	(1,748)

(a)	Derivatives CVA, gross of hedges, includes results managed by the Credit Portfolio and other lines of business within IB.

(b)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 198–200 of this Annual Report.

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

196	JPMorgan Chase & Co./2011 Annual Report

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

The following table presents the carrying values and estimated fair values of financial assets and liabilities.

	2011		2010
December 31, (in billions)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets
Assets for which fair value approximates carrying value	$144.9	$144.9	$49.2	$49.2
Accrued interest and accounts receivable	61.5	61.5	70.1	70.1
Federal funds sold and securities purchased under resale agreements (included $24.9 and $20.3 at fair value)	235.3	235.3	222.6	222.6
Securities borrowed (included $15.3 and $14.0 at fair value)	142.5	142.5	123.6	123.6
Trading assets	444.0	444.0	489.9	489.9
Securities (included $364.8 and $316.3 at fair value)	364.8	364.8	316.3	316.3
Loans (included $2.1 and $2.0 at fair value)(a)	696.1	695.8	660.7	663.5
Mortgage servicing rights at fair value	7.2	7.2	13.6	13.6
Other (included $16.5 and $18.2 at fair value)	66.3	66.8	64.9	65.0
Financial liabilities
Deposits (included $4.9 and $4.4 at fair value)	$1,127.8	$1,128.3	$930.4	$931.5
Federal funds purchased and securities loaned or sold under repurchase agreements (included $9.5 and $4.1 at fair value)	213.5	213.5	276.6	276.6
Commercial paper	51.6	51.6	35.4	35.4
Other borrowed funds (included $9.6 and $9.9 at fair value)(b)	21.9	21.9	34.3	34.3
Trading liabilities	141.7	141.7	146.2	146.2
Accounts payable and other liabilities (included $0.1 and $0.2 at fair value)	167.0	166.9	138.2	138.2
Beneficial interests issued by consolidated VIEs (included $1.3 and $1.5 at fair value)	66.0	66.2	77.6	77.9
Long-term debt and junior subordinated deferrable interest debentures (included $34.7 and $38.8 at fair value)(b)	256.8	254.2	270.7	271.9

(a)
Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based on the value of the underlying collateral. The difference between the estimated fair value and carrying value of a financial asset or liability is the result of the different methodologies used to determine fair value as compared with carrying value. For example, credit losses are estimated for a financial asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in a loan loss reserve calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in a loan loss reserve calculation. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see pages 186–188 of this Note.

(b)
Effective January 1, 2011, $23.0 billion of long-term advances from FHLBs were reclassified from other borrowed funds to long-term debt. The prior-year period has been revised to conform with the current presentation.

JPMorgan Chase & Co./2011 Annual Report	197

Notes to consolidated financial statements

The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded. The carrying value and estimated fair value of the Firm’s wholesale lending-related commitments were as follows for the periods indicated.

	2011		2010
December 31, (in billions)	Carrying value(a)	Estimated fair value	Carrying value(a)	Estimated fair value
Wholesale lending-related commitments	$0.7	$3.4	$0.7	$0.9

(a)
Represents the allowance for wholesale lending-related commitments. Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which are recognized at fair value at the inception of guarantees.

The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases, without notice as permitted by law. For a further discussion of lending-related commitments, see Note 29 on pages 283–289 of this Annual Report; for further information on the valuation of lending-related commitments, see pages 186–188 of this Note.
Trading assets and liabilities
Trading assets include debt and equity instruments owned by JPMorgan Chase (“long” positions) that are held for client market-making and client-driven activities, as well as for certain risk management activities, certain loans managed on a fair value basis and for which the Firm has elected the fair value option, and physical commodities inventories that are generally accounted for at the lower of cost or fair value. Trading liabilities include debt and equity instruments that the Firm has sold to other parties but does not own (“short” positions). The Firm is obligated to purchase instruments at a future date to cover the short positions. Included in trading assets and trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. Trading assets and liabilities are carried at fair value on the Consolidated Balance Sheets. Balances reflect the reduction of securities owned (long positions) by the amount of securities sold but not yet purchased (short positions) when the long and short positions have identical Committee on Uniform Security Identification Procedures numbers (“CUSIPs”).

Trading assets and liabilities – average balances
Average trading assets and liabilities were as follows for the periods indicated.

Year ended December 31, (in millions)	2011	2010	2009
Trading assets – debt and equity instruments(a)	$393,890	$354,441	$318,063
Trading assets – derivative receivables	90,003	84,676	110,457
Trading liabilities – debt and equity instruments(a)(b)	81,916	78,159	60,224
Trading liabilities – derivative payables	71,539	65,714	77,901

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

•	Eliminate the complexities of applying certain accounting models (e.g., hedge accounting or bifurcation accounting for hybrid instruments); and/or

•	Better reflect those instruments that are managed on a fair value basis.

Elections include the following:

•	Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis.

•	Securities financing arrangements with an embedded derivative and/or a maturity of greater than one year.

•	Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument.

•	Certain investments that receive tax credits and other equity investments acquired as part of the Washington Mutual transaction.

•	Structured notes issued as part of IB’s client-driven activities. (Structured notes are financial instruments that contain embedded derivatives.)

•	Long-term beneficial interests issued by IB’s consolidated securitization trusts where the underlying assets are carried at fair value.

198	JPMorgan Chase & Co./2011 Annual Report

Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	2011				2010				2009
December 31, (in millions)	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$270	$—		$270	$173	$—		$173	$(553)	$—		$(553)
Securities borrowed	(61)	—		(61)	31	—		31	82	—		82
Trading assets:
Debt and equity instruments, excluding loans	53	(6)	(c)	47	556	(2)	(c)	554	619	25	(c)	644
Loans reported as trading assets:
Changes in instrument-specific credit risk	934	(174)	(c)	760	1,279	(6)	(c)	1,273	(300)	(177)	(c)	(477)
Other changes in fair value	127	5,263	(c)	5,390	(312)	4,449	(c)	4,137	1,132	3,119	(c)	4,251
Loans:
Changes in instrument-specific credit risk	2	—		2	95	—		95	(78)	—		(78)
Other changes in fair value	535	—		535	90	—		90	(343)	—		(343)
Other assets	(49)	(19)	(d)	(68)	—	(263)	(d)	(263)	—	(731)	(d)	(731)
Deposits(a)	(237)	—		(237)	(564)	—		(564)	(770)	—		(770)
Federal funds purchased and securities loaned or sold under repurchase agreements	(4)	—		(4)	(29)	—		(29)	116	—		116
Other borrowed funds(a)	2,986	—		2,986	123	—		123	(1,287)	—		(1,287)
Trading liabilities	(57)	—		(57)	(23)	—		(23)	(3)	—		(3)
Beneficial interests issued by consolidated VIEs	(83)	—		(83)	(12)	—		(12)	(351)	—		(351)
Other liabilities	(3)	(5)	(d)	(8)	(9)	8	(d)	(1)	64	—		64
Long-term debt:
Changes in instrument-specific credit risk(a)	927	—		927	400	—		400	(1,704)	—		(1,704)
Other changes in fair value(b)	322	—		322	1,297	—		1,297	(2,393)	—		(2,393)

(a)
Total changes in instrument-specific credit risk related to structured notes were $899 million, $468 million, and $(1.7) billion for the years ended December 31, 2011, 2010 and 2009, respectively. These totals include adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

(b)
Structured notes are debt instruments with embedded derivatives that are tailored to meet a client’s need. The embedded derivative is the primary driver of risk. Although the risk associated with the structured notes is actively managed, the gains reported in this table do not include the income statement impact of such risk management instruments.

(c)	Reported in mortgage fees and related income.

(d)	Reported in other income.

JPMorgan Chase & Co./2011 Annual Report	199

Notes to consolidated financial statements

Determination of instrument-specific credit risk for items for which a fair value election was made
The following describes how the gains and losses included in earnings during 2011, 2010 and 2009, which were attributable to changes in instrument-specific credit risk, were determined.

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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2011 and 2010, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	2011				2010
December 31, (in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$4,875		$1,141	$(3,734)	$5,246		$1,239	$(4,007)
Loans	820		56	(764)	927		132	(795)
Subtotal	5,695		1,197	(4,498)	6,173		1,371	(4,802)
All other performing loans
Loans reported as trading assets	37,481		32,657	(4,824)	39,490		33,641	(5,849)
Loans	2,136		1,601	(535)	2,496		1,434	(1,062)
Total loans	$45,312		$35,455	$(9,857)	$48,159		$36,446	$(11,713)
Long-term debt
Principal-protected debt	$19,417	(c)	$19,890	$473	$20,761	(c)	$21,315	$554
Nonprincipal-protected debt(b)	NA		14,830	NA	NA		17,524	NA
Total long-term debt	NA		$34,720	NA	NA		$38,839	NA
Long-term beneficial interests
Principal-protected debt	$—		$—	$—	$49		$49	$—
Nonprincipal-protected debt(b)	NA		1,250	NA	NA		1,446	NA
Total long-term beneficial interests	NA		$1,250	NA	NA		$1,495	NA

(a)	There were no performing loans which were ninety days or more past due as of December 31, 2011 and 2010, respectively.

(b)
Remaining contractual principal is not applicable to nonprincipal-protected notes. Unlike principal-protected structured notes, for which the Firm is obligated to return a stated amount of principal at the maturity of the note, nonprincipal-protected structured notes do not obligate the Firm to return a stated amount of principal at maturity, but to return an amount based on the performance of an underlying variable or derivative feature embedded in the note.

(c)	Where the Firm issues principal-protected zero-coupon or discount notes, the balance reflected as the remaining contractual principal is the final principal payment at maturity.
At December 31, 2011 and 2010, the contractual amount of letters of credit for which the fair value option was elected was $3.9 billion and $3.8 billion, respectively, with a corresponding fair value of $(5) million and $(6) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 29 on pages 283–289 of this Annual Report.

200	JPMorgan Chase & Co./2011 Annual Report

Note 5 – Credit risk concentrations
Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.
JPMorgan Chase regularly monitors various segments of its credit portfolio to assess potential concentration risks and to obtain collateral when deemed necessary. Senior management is significantly involved in the credit approval and review process, and risk levels are adjusted as needed to reflect the Firm’s risk appetite.
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
The Firm does not believe that its exposure to any particular loan product (e.g., option adjustable rate mortgages (“ARMs”)), industry segment (e.g., commercial real estate) or its exposure to residential real estate loans with high loan-to-value ratios results in a significant concentration of credit risk. Terms of loan products and collateral coverage are included in the Firm’s assessment when extending credit and establishing its allowance for loan losses.
For further information regarding on–balance sheet credit concentrations by major product and/or geography, see Notes 6, 14 and 15 on pages 202–210, 231–252 and 252–255, respectively, of this Annual Report. For information regarding concentrations of off–balance sheet lending-related financial instruments by major product, see Note 29 on pages 283–289 of this Annual Report.
Customer receivables representing primarily margin loans to prime and retail brokerage clients of $17.6 billion and $32.5 billion at December 31, 2011 and 2010, respectively, are included in the table below. These margin loans are generally over-collateralized through a pledge of assets maintained in clients’ brokerage accounts and are subject to daily minimum collateral requirements. In the event that the collateral value decreases, a maintenance margin call is made to the client to provide additional collateral into the account. If additional collateral is not provided by the client, the client’s positions may be liquidated by the Firm to meet the minimum collateral requirements. As a result of the Firm’s credit risk mitigation practices, the Firm does not hold any reserves for credit impairment on these agreements as of December 31, 2011 and 2010.

The table below presents both on—balance sheet and off—balance sheet wholesale- and consumer-related credit exposure by the Firm’s three credit portfolio segments as of December 31, 2011 and 2010.

	2011				2010
	Credit	On-balance sheet		Off-balance	Credit	On-balance sheet		Off-balance
December 31, (in millions)	exposure	Loans	Derivatives	sheet(c)	exposure	Loans	Derivatives	sheet(c)
Wholesale
Banks and finance companies	$71,440	$29,392	$20,372	$21,676	$65,867	$21,562	$20,935	$23,370
Real estate	67,594	54,684	1,155	11,755	64,351	53,635	868	9,848
Healthcare	42,247	8,908	3,021	30,318	41,093	6,047	2,121	32,925
State and municipal governments	41,930	7,144	6,575	28,211	35,808	6,095	5,148	24,565
Oil and gas	35,437	10,780	3,521	21,136	26,459	5,701	3,866	16,892
Asset managers	33,465	6,182	9,458	17,825	29,364	7,070	7,124	15,170
Consumer products	29,637	9,187	1,079	19,371	27,508	7,921	1,039	18,548
Utilities	28,650	5,191	3,602	19,857	25,911	4,220	3,104	18,587
Retail and consumer services	22,891	6,353	565	15,973	20,882	5,876	796	14,210
Technology	17,898	4,394	1,310	12,194	14,348	2,752	1,554	10,042
Central government	17,138	623	10,813	5,702	11,173	1,146	6,052	3,975
Machinery and equipment manufacturing	16,498	5,111	417	10,970	13,311	3,601	445	9,265
Transportation	16,305	10,000	947	5,358	9,652	3,754	822	5,076
Metals/mining	15,254	6,073	690	8,491	11,426	3,301	1,018	7,107
Insurance	13,092	1,109	2,061	9,922	10,918	1,103	1,660	8,155
All other(a)	284,135	113,264	26,891	143,980	240,999	88,726	23,929	128,344
Subtotal	753,611	278,395	92,477	382,739	649,070	222,510	80,481	346,079
Loans held-for-sale and loans at fair value	4,621	4,621	—	—	5,123	5,123	—	—
Receivables from customers and interests in purchased receivables	17,461	—	—	—	32,932	—	—	—
Total wholesale	775,693	283,016	92,477	382,739	687,125	227,633	80,481	346,079
Total consumer, excluding credit card(b)	370,834	308,427	—	62,307	393,021	327,618	—	65,403
Total credit card	662,893	132,277	—	530,616	684,903	137,676	—	547,227
Total exposure	$1,809,420	$723,720	$92,477	$975,662	$1,765,049	$692,927	$80,481	$958,709

(a)	For more information on exposures to SPEs included within All other see Note 16 on pages 256–267 of this Annual Report.

(b)	As of December 31, 2011, credit exposure for total consumer, excluding credit card, includes receivables from customers of $100 million.

(c)	Represents lending-related financial instruments.

JPMorgan Chase & Co./2011 Annual Report	201

Notes to consolidated financial statements

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
Trading derivatives
The Firm makes markets in a variety of derivatives to meet the needs of customers (both dealers and clients) and to generate revenue through this trading activity (“client derivatives”). Customers use derivatives to mitigate or modify interest rate, credit, foreign exchange, equity and commodity risks. The Firm actively manages the risks from its exposure to these derivatives by entering into other derivative transactions or by purchasing or selling other financial instruments that partially or fully offset the exposure from client derivatives. The Firm also seeks to earn a spread between the client derivatives and offsetting positions, and from the remaining open risk positions.
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
Foreign currency forward contracts are used to manage the foreign exchange risk associated with certain foreign currency–denominated (i.e., non-U.S. dollar) assets and liabilities and forecasted transactions, as well as the Firm’s net investments in certain non-U.S. subsidiaries or branches whose functional currencies are not the U.S. dollar. As a result of fluctuations in foreign currencies, the U.S. dollar–equivalent values of the foreign currency–denominated assets and liabilities or forecasted revenue or expense increase or decrease. Gains or losses on the derivative instruments related to these foreign currency–denominated assets or liabilities, or forecasted transactions, are expected to substantially offset this variability.
Commodities contracts are used to manage the price risk of certain commodities inventories. Gains or losses on these derivative instruments are expected to substantially offset the depreciation or appreciation of the related inventory. Also in the commodities portfolio, electricity and natural gas futures and forwards contracts are used to manage price risk associated with energy-related tolling and load-serving contracts and investments.
The Firm uses credit derivatives to manage the counterparty credit risk associated with loans and lending-related commitments. Credit derivatives compensate the purchaser when the entity referenced in the contract experiences a credit event, such as bankruptcy or a failure to pay an obligation when due. Credit derivatives primarily consist of credit default swaps. For a further discussion of credit derivatives, see the discussion in the Credit derivatives section on pages 209–210 of this Note.
For more information about risk management derivatives, see the risk management derivatives gains and losses table on page 207 of this Note, and the hedge accounting gains and losses tables on pages 205–207 of this Note.
Accounting for derivatives
All free-standing derivatives are required to be recorded on the Consolidated Balance Sheets at fair value. As permitted under U.S. GAAP, the Firm nets derivative assets and liabilities, and the related cash collateral received and paid, when a legally enforceable master netting agreement exists between the Firm and the derivative counterparty. The accounting for changes in value of a derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are marked to market through earnings. The tabular disclosures on pages 203–210 of this Note provide additional information on the amount of, and reporting for, derivative assets, liabilities, gains and losses. For further discussion of derivatives embedded in structured notes, see Notes 3 and 4 on pages 184–198 and 198–200, respectively, of this Annual Report.
Derivatives designated as hedges
The Firm applies hedge accounting to certain derivatives executed for risk management purposes – generally interest rate, foreign exchange and commodity derivatives. However, JPMorgan Chase does not seek to apply hedge accounting to all of the derivatives involved in the Firm’s risk management activities. For example, the Firm does not apply hedge accounting to purchased credit default swaps used to manage the credit risk of loans and commitments, because of the difficulties in qualifying such contracts as hedges. For the same reason, the Firm does not apply hedge accounting to certain interest rate and commodity derivatives used for risk management purposes.
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

202	JPMorgan Chase & Co./2011 Annual Report

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
There are three types of hedge accounting designations: fair value hedges, cash flow hedges and net investment hedges. JPMorgan Chase uses fair value hedges primarily to hedge fixed-rate long-term debt, AFS securities and certain commodities inventories. For qualifying fair value hedges, the changes in the fair value of the derivative, and in the value of the hedged item, for the risk being hedged, are recognized in earnings. If the hedge relationship is terminated, then the fair value adjustment to the hedged item continues to be reported as part of the basis of the hedged item and for interest-bearing instruments is amortized to earnings as a yield adjustment. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item – primarily net interest income and principal transactions revenue.
JPMorgan Chase uses cash flow hedges to hedge the exposure to variability in cash flows from floating-rate financial instruments and forecasted transactions, primarily the rollover of short-term assets and liabilities, and foreign currency–denominated revenue and expense. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in OCI and recognized in the Consolidated Statements of Income when the hedged cash flows affect earnings. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item – primarily interest income, interest expense, noninterest revenue and compensation expense. The ineffective portions of cash flow hedges are immediately recognized in earnings. If the hedge relationship is terminated, then the value of the derivative recorded in accumulated other comprehensive income/(loss) (“AOCI”) is recognized in earnings when the cash flows that were hedged affect earnings. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge forecast, any related derivative values recorded in AOCI are immediately recognized in earnings.

JPMorgan Chase uses foreign currency hedges to protect the value of the Firm’s net investments in certain non-U.S. subsidiaries or branches whose functional currencies are not the U.S. dollar. For foreign currency qualifying net investment hedges, changes in the fair value of the derivatives are recorded in the translation adjustments account within AOCI.
Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of December 31, 2011 and 2010.

	Notional amounts(a)
December 31, (in billions)	2011	2010
Interest rate contracts
Swaps	$38,704	$46,299
Futures and forwards	7,888	9,298
Written options	3,842	4,075
Purchased options	4,026	3,968
Total interest rate contracts	54,460	63,640
Credit derivatives	5,774	5,472
Foreign exchange contracts
Cross-currency swaps	2,931	2,568
Spot, futures and forwards	4,512	3,893
Written options	674	674
Purchased options	670	649
Total foreign exchange contracts	8,787	7,784
Equity contracts
Swaps	119	116
Futures and forwards	38	49
Written options	460	430
Purchased options	405	377
Total equity contracts	1,022	972
Commodity contracts
Swaps	341	349
Spot, futures and forwards	188	170
Written options	310	264
Purchased options	274	254
Total commodity contracts	1,113	1,037
Total derivative notional amounts	$71,156	$78,905

(a)	Represents the sum of gross long and gross short third-party notional derivative contracts.

While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

JPMorgan Chase & Co./2011 Annual Report	203

Notes to consolidated financial statements

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated Balance Sheets as of December 31, 2011 and 2010, by accounting designation (e.g., whether the derivatives were designated as hedges or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
December 31, 2011 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables
Trading assets and liabilities
Interest rate	$1,433,900	$7,621	$1,441,521	$46,369	$1,397,625	$2,192	$1,399,817	$28,010
Credit	169,650	—	169,650	6,684	165,121	—	165,121	5,610
Foreign exchange(b)	163,497	4,666	168,163	17,890	165,353	655	166,008	17,435
Equity	47,736	—	47,736	6,793	46,366	—	46,366	9,655
Commodity	53,894	3,535	57,429	14,741	58,836	1,108	59,944	14,267
Total fair value of trading assets and liabilities	$1,868,677	$15,822	$1,884,499	$92,477	$1,833,301	$3,955	$1,837,256	$74,977

	Gross derivative receivables				Gross derivative payables
December 31, 2010 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables
Trading assets and liabilities
Interest rate	$1,121,703	$6,279	$1,127,982	$32,555	$1,089,604	$840	$1,090,444	$20,387
Credit	129,729	—	129,729	7,725	125,061	—	125,061	5,138
Foreign exchange(b)	165,240	3,231	168,471	25,858	163,671	1,059	164,730	25,015
Equity	43,633	—	43,633	4,204	46,399	—	46,399	10,450
Commodity	59,573	24	59,597	10,139	56,397	2,078 (c)	58,475	8,229
Total fair value of trading assets and liabilities	$1,519,878	$9,534	$1,529,412	$80,481	$1,481,132	$3,977	$1,485,109	$69,219

(a)	Excludes structured notes for which the fair value option has been elected. See Note 4 on pages 198–200 of this Annual Report for further information.

(b)	Excludes $11 million and $21 million of foreign currency-denominated debt designated as a net investment hedge at December 31, 2011 and 2010, respectively.

(c)
Excludes $1.0 billion related to commodity derivatives that were embedded in a debt instrument and used as fair value hedging instruments that were recorded in the line item of the host contract (other borrowed funds) at December 31, 2010.

204	JPMorgan Chase & Co./2011 Annual Report

Impact of derivatives on the Consolidated Statements of Income
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the years ended December 31, 2011, 2010 and 2009, respectively. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income				Income statement impact due to:
Year ended December 31, 2011 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$558		$6	$564	$104	$460
Foreign exchange(b)	5,684	(d)	(3,761)	1,923	—	1,923
Commodity(c)	1,784		(2,880)	(1,096)	(10)	(1,086)
Total	$8,026		$(6,635)	$1,391	$94	$1,297

	Gains/(losses) recorded in income				Income statement impact due to:
Year ended December 31, 2010 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$1,066		$(454)	$612	$172	$440
Foreign exchange(b)	1,357	(d)	(1,812)	(455)	—	(455)
Commodity(c)	(1,354)		1,882	528	—	528
Total	$1,069		$(384)	$685	$172	$513

	Gains/(losses) recorded in income				Income statement impact due to:
Year ended December 31, 2009 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$(3,830)		$4,638	$808	$(466)	$1,274
Foreign exchange(b)	(1,421)	(d)	1,445	24	—	24
Commodity(c)	(430)		399	(31)	—	(31)
Total	$(5,681)		$6,482	$801	$(466)	$1,267

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

(d)
Included $4.9 billion, $278 million and $(1.6) billion for the years ended December 31, 2011, 2010 and 2009, respectively, of revenue related to certain foreign exchange trading derivatives designated as fair value hedging instruments.

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

JPMorgan Chase & Co./2011 Annual Report	205

Notes to consolidated financial statements

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the years ended December 31, 2011, 2010 and 2009, respectively. The Firm includes the gain/(loss) on the hedging derivative in the same line item as the offsetting change in cash flows on the hedged item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Year ended December 31, 2011 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$310	$19	$329	$107	$(203)
Foreign exchange(b)	(9)	—	(9)	(57)	(48)
Total	$301	$19	$320	$50	$(251)

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Year ended December 31, 2010 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$288	$20	$308	$388	$100
Foreign exchange(b)	(82)	(3)	(85)	(141)	(59)
Total	$206	$17	$223	$247	$41

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Year ended December 31, 2009 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(158)	$(62)	$(220)	$61	$219
Foreign exchange(b)	282	—	282	706	424
Total	$124	$(62)	$62	$767	$643

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily net interest income, noninterest revenue and compensation expense.

(c)
The Firm did not experience any forecasted transactions that failed to occur for the years ended December 31, 2011 and 2009. In 2010, the Firm reclassified a $25 million loss from AOCI to earnings because the Firm determined that it was probable that forecasted interest payment cash flows related to certain wholesale deposits would not occur.

(d)
Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

Over the next 12 months, the Firm expects that $26 million (after-tax) of net gains recorded in AOCI at December 31, 2011, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.

206	JPMorgan Chase & Co./2011 Annual Report

Net investment hedge gains and losses
The following tables present hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the years ended December 31, 2011, 2010 and 2009.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2011		2010		2009
Year ended December 31, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Contract type
Foreign exchange derivatives	$(251)	$225	$(139)	$(30)	$(112)	$(259)
Foreign currency denominated debt	—	1	—	41	NA	NA
Total	$(251)	$226	$(139)	$11	$(112)	$(259)

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in current-period income. The Firm measures the ineffectiveness of net investment hedge accounting relationships based on changes in spot foreign currency rates, and therefore there was no ineffectiveness for net investment hedge accounting relationships during 2011, 2010 and 2009.

Risk management derivatives gains and losses (not designated as hedging instruments)
The following table presents nontrading derivatives, by contract type, that were not designated in hedge relationships, and the pretax gains/(losses) recorded on such derivatives for the years ended December 31, 2011, 2010 and 2009. These derivatives are risk management instruments used to mitigate or transform market risk exposures arising from banking activities other than trading activities, which are discussed separately below.

	Derivatives gains/(losses) recorded in income
Year ended December 31, (in millions)	2011	2010	2009
Contract type
Interest rate(a)	$8,084	$4,987	$(3,113)
Credit(b)	(52)	(237)	(3,222)
Foreign exchange(c)	(157)	(64)	(197)
Equity(b)	—	—	(8)
Commodity(b)	41	(48)	(50)
Total	$7,916	$4,638	$(6,590)

(a)	Gains and losses were recorded in principal transactions revenue, mortgage fees and related income, and net interest income.

(b)	Gains and losses were recorded in principal transactions revenue.

(c)	Gains and losses were recorded in principal transactions revenue and net interest income.

Trading derivative gains and losses
The Firm has elected to present derivative gains and losses related to its trading activities together with the nonderivative instruments with which they are risk managed. All amounts are recorded in principal transactions revenue in the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009. The amounts below do not represent a comprehensive view of the Firm’s trading activities because they do not include certain revenue associated with those activities, including net interest income earned on cash instruments used in trading activities and gains and losses on cash instruments that are risk managed without derivative instruments.

	Gains/(losses) recorded in principal transactions revenue
Year ended December 31, (in millions)	2011	2010	2009
Type of instrument
Interest rate	$(1,531)	$(683)	$4,375
Credit	3,346	4,636	5,022
Foreign exchange	1,216	1,854	2,583
Equity	1,956	1,827	1,475
Commodity	3,697	243	1,329
Total	$8,684	$7,877	$14,784

Credit risk, liquidity risk and credit-related contingent features
In addition to the specific market risks introduced by each derivative contract type, derivatives expose JPMorgan Chase to credit risk — the risk that derivative counterparties may fail to meet their payment obligations under the derivative contracts and the collateral, if any, held by the Firm proves to be of insufficient value to cover the payment obligation. It is the policy of JPMorgan Chase to actively pursue the use of legally enforceable master netting arrangements and collateral agreements to mitigate derivative counterparty credit risk. The amount of derivative receivables reported on the Consolidated Balance Sheets is the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. These amounts represent the cost to the Firm to replace the contracts at then-current market rates should the counterparty default.

JPMorgan Chase & Co./2011 Annual Report	207

Notes to consolidated financial statements

While derivative receivables expose the Firm to credit risk, derivative payables expose the Firm to liquidity risk, as the derivative contracts typically require the Firm to post cash or securities collateral with counterparties as the mark-to-market (“MTM”) of the contracts moves in the counterparties’ favor, or upon specified downgrades in the Firm’s and its subsidiaries’ respective credit ratings. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the fair value of the derivative contracts. The following table shows the aggregate fair value of net derivative payables that contain contingent collateral or termination features that may be triggered upon a downgrade and the associated collateral the Firm has posted in the normal course of business at December 31, 2011 and 2010.

Derivative payables containing downgrade triggers
December 31, (in millions)	2011	2010
Aggregate fair value of net derivative payables	$16,937	$19,777
Collateral posted	11,429	14,629

The following table shows the impact of a single-notch and two-notch ratings downgrade to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”) at December 31, 2011 and 2010, related to derivative contracts with contingent collateral or termination features that may be triggered upon a downgrade.
Liquidity impact of derivative downgrade triggers

	2011		2010
December 31, (in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted	$1,460	$2,054	$1,904	$3,462
Amount required to settle contracts with termination triggers	1,054	1,923	430	994
The following tables show the carrying value of derivative receivables and payables after netting adjustments and adjustments for collateral held and transferred as of December 31, 2011 and 2010.
Impact of netting adjustments on derivative receivables and payables

	Derivative receivables		Derivative payables
December 31, (in millions)	2011	2010	2011	2010
Gross derivative fair value	$1,884,499	$1,529,412	$1,837,256	$1,485,109
Netting adjustment – offsetting receivables/payables(a)	(1,710,525)	(1,376,969)	(1,710,523)	(1,376,969)
Netting adjustment – cash collateral received/paid(a)	(81,497)	(71,962)	(51,756)	(38,921)
Carrying value on Consolidated Balance Sheets	$92,477	$80,481	$74,977	$69,219
Total derivative collateral

	Collateral held		Collateral transferred
December 31, (in millions)	2011	2010	2011	2010
Netting adjustment for cash collateral(a)	$81,497	$71,962	$51,756	$38,921
Liquid securities and other cash collateral(b)	21,807	16,486	19,439	10,899
Additional liquid securities and cash collateral(c)	17,615	18,048	10,824	8,435
Total collateral for derivative transactions	$120,919	$106,496	$82,019	$58,255

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

(c)
Represents liquid securities and cash collateral held and transferred at the initiation of derivative transactions, which is available as security against potential exposure that could arise should the fair value of the transactions move, as well as collateral held and transferred related to contracts that have non-daily call frequency for collateral to be posted, and collateral that the Firm or a counterparty has agreed to return but has not yet settled as of the reporting date. These amounts were not netted against the derivative receivables and payables in the tables above, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both December 31, 2011 and 2010.

208	JPMorgan Chase & Co./2011 Annual Report

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
Credit-related notes
A credit-related note is a funded credit derivative where the issuer of the credit-related note purchases from the note investor credit protection on a referenced entity. Under the contract, the investor pays the issuer the par value of the note at the inception of the transaction, and in return, the issuer pays periodic payments to the investor, based on the credit risk of the referenced entity. The issuer also repays the investor the par value of the note at maturity unless the reference entity experiences a specified credit event. If a credit event occurs, the issuer is not obligated to repay the par value of the note, but rather, the issuer pays the investor the difference between the par value of the note and the fair value of the defaulted reference obligation at the time of settlement. Neither party to the credit-related note has recourse to the defaulting reference entity. For a further discussion of credit-related notes, see Note 16 on pages 256–267 of this Annual Report.
The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of December 31, 2011 and 2010. Upon a credit event, the Firm as a seller of protection would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. Other purchased protection referenced in the following tables includes credit derivatives bought on related, but not identical, reference positions (including indices, portfolio coverage and other reference points) as well as protection purchased through credit-related notes.

JPMorgan Chase & Co./2011 Annual Report	209

Notes to consolidated financial statements

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
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
December 31, 2011 (in millions)
Credit derivatives
Credit default swaps	$(2,839,492)	$2,798,207	$(41,285)	$29,139
Other credit derivatives(a)	(79,711)	4,954	(74,757)	22,292
Total credit derivatives	(2,919,203)	2,803,161	(116,042)	51,431
Credit-related notes	(742)	—	(742)	3,944
Total	$(2,919,945)	$2,803,161	$(116,784)	$55,375

	Maximum payout/Notional amount
	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
December 31, 2010 (in millions)
Credit derivatives
Credit default swaps	$(2,659,240)	$2,652,313	$(6,927)	$32,867
Other credit derivatives(a)	(93,776)	10,016	(83,760)	24,234
Total credit derivatives	(2,753,016)	2,662,329	(90,687)	57,101
Credit-related notes	(2,008)	—	(2,008)	3,327
Total	$(2,755,024)	$2,662,329	$(92,695)	$60,428

(a)	Primarily consists of total return swaps and credit default swap options.

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

(d)	Represents protection purchased by the Firm through single-name and index credit default swaps or credit-related notes.
The following tables summarize the notional and fair value amounts of credit derivatives and credit-related notes as of December 31, 2011 and 2010, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile
December 31, 2011 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value(b)
Risk rating of reference entity
Investment-grade	$(352,215)	$(1,262,143)	$(345,996)	$(1,960,354)	$(57,697)
Noninvestment-grade	(241,823)	(589,954)	(127,814)	(959,591)	(85,304)
Total	$(594,038)	$(1,852,097)	$(473,810)	$(2,919,945)	$(143,001)

December 31, 2010 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value(b)
Risk rating of reference entity
Investment-grade	$(175,618)	$(1,194,695)	$(336,309)	$(1,706,622)	$(17,261)
Noninvestment-grade	(148,434)	(702,638)	(197,330)	(1,048,402)	(59,939)
Total	$(324,052)	$(1,897,333)	$(533,639)	$(2,755,024)	$(77,200)

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

210	JPMorgan Chase & Co./2011 Annual Report

Note 7 – Noninterest revenue
Investment banking fees
This revenue category includes advisory and equity and debt underwriting fees. Underwriting fees are recognized as revenue when the Firm has rendered all services to the issuer and is entitled to collect the fee from the issuer, as long as there are no other contingencies associated with the fee. Underwriting fees are net of syndicate expense; the Firm recognizes credit arrangement and syndication fees as revenue after satisfying certain retention, timing and yield criteria. Advisory fees are recognized as revenue when the related services have been performed and the fee has been earned.
The following table presents the components of investment banking fees.

Year ended December 31, (in millions)	2011	2010	2009
Underwriting
Equity	$1,181	$1,589	$2,487
Debt	2,934	3,172	2,739
Total underwriting	4,115	4,761	5,226
Advisory(a)	1,796	1,429	1,861
Total investment banking fees	$5,911	$6,190	$7,087

(a)
Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated its Firm-administered multi-seller conduits. The consolidation of the conduits did not significantly change the Firm’s net income as a whole; however, certain advisory fees considered inter-company were eliminated while net interest income and lending-and-deposit-related fees increased.

Principal transactions
Principal transactions revenue consists of trading revenue as well as realized and unrealized gains and losses on private equity investments. Trading revenue is driven by the Firm’s client market-making and client driven activities as well as certain risk management activities.
The spread between the price at which the Firm buys and sells financial instruments and physical commodities inventories to and from its clients and other market-makers is recognized as trading revenue. Trading revenue also includes unrealized gains and losses on financial instruments (including those for which the fair value option was elected) and unrealized losses on physical commodities inventories (generally carried at the lower of cost or fair value) that the Firm holds in inventory as a market-maker to meet client needs, or for risk management purposes.
The following table presents principal transactions revenue by major underlying type of risk exposures. This table does not include other types of revenue, such as net interest income on trading assets, which are an integral part of the overall performance of the Firm’s client-driven trading activities.

Year ended December 31, (in millions)	2011	2010	2009
Trading revenue by risk exposure
Interest rate	$(873)	$(199)	$3,681
Credit	3,393	4,543	546
Foreign exchange	1,154	1,896	2,317
Equity	2,401	2,275	2,056
Commodity(a)	2,823	889	1,270
Total trading revenue	8,898	9,404	9,870
Private equity gains/(losses)(b)	1,107	1,490	(74)
Principal transactions(c)	$10,005	$10,894	$9,796

(a)
Includes realized gains and losses and unrealized losses on physical commodities inventories that are generally carried at the lower of cost or fair value, and gains and losses on commodity derivatives and other financial instruments that are carried at fair value through income. Commodity derivatives are frequently used to manage the Firm's risk exposure to its physical commodities inventories.

(b)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, as well as those held in other business segments.

(c)
Principal transactions included DVA related to derivatives and structured liabilities measured at fair value in IB. DVA gains/(losses) were $1.4 billion, $509 million, and $(2.3) billion for the years ended December 31, 2011, 2010 and 2009, respectively.

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
The following table presents components of asset management, administration and commissions.

Year ended December 31, (in millions)	2011	2010	2009
Asset management
Investment management fees	$6,085	$5,632	$4,997
All other asset management fees	605	496	356
Total asset management fees	6,690	6,128	5,353

Total administration fees(a)	2,171	2,023	1,927

Commission and other fees
Brokerage commissions	2,753	2,804	2,904
All other commissions and fees	2,480	2,544	2,356
Total commissions and fees	5,233	5,348	5,260
Total asset management, administration and commissions	$14,094	$13,499	$12,540

(a)	Includes fees for custody, securities lending, funds services and securities clearance.

JPMorgan Chase & Co./2011 Annual Report	211

Notes to consolidated financial statements

Mortgage fees and related income
This revenue category primarily reflects RFS’s mortgage production and servicing revenue, including: fees and income derived from mortgages originated with the intent to sell; mortgage sales and servicing including losses related to the repurchase of previously-sold loans; the impact of risk management activities associated with the mortgage pipeline, warehouse loans and MSRs; and revenue related to any residual interests held from mortgage securitizations. This revenue category also includes gains and losses on sales and lower of cost or fair value adjustments for mortgage loans held-for-sale, as well as changes in fair value for mortgage loans originated with the intent to sell and measured at fair value under the fair value option. Changes in the fair value of RFS mortgage servicing rights are reported in mortgage fees and related income. Net interest income from mortgage loans, and securities gains and losses on AFS securities used in mortgage-related risk management activities, are recorded in interest income and securities gains/(losses), respectively. For a further discussion of MSRs, see Note 17 on pages 267–271 of this Annual Report.
Credit card income
This revenue category includes interchange income from credit and debit cards and net fees earned from processing credit card transactions for merchants. Prior to 2010, this revenue category included servicing fees earned in connection with securitization activities; such fees have been eliminated in consolidation since January 1, 2010, when the Firm consolidated its Firm-sponsored credit card securitization trusts (see Note 16 on pages 256–267 of this Annual Report). Credit card income is recognized as earned. Annual fees and direct loan origination costs are deferred and recognized on a straight-line basis over a 12-month period. Expense related to rewards programs is recorded when the rewards are earned by the customer and netted against interchange income.
Credit card revenue sharing agreements
The Firm has contractual agreements with numerous affinity organizations and co-brand partners (collectively, “partners”), which grant the Firm exclusive rights to market to the members or customers of such partners. These partners endorse the credit card programs and provide their mailing lists to the Firm, and they may also conduct marketing activities and provide awards under the various credit card programs. The terms of these agreements generally range from three to 10 years.
The Firm typically makes incentive payments to the partners based on: new account originations; charge volumes; and, the cost of the partners’ marketing activities and awards. Payments based on new account originations are accounted for as direct loan origination costs. Payments to partners based on charge volumes are deducted from interchange income as the related revenue is earned. Payments based on marketing efforts undertaken by the partners are expensed by the Firm as incurred and reported as noninterest expense.

Note 8 – Interest income and Interest expense
Interest income and interest expense is recorded in the Consolidated Statements of Income and classified based on the nature of the underlying asset or liability. Interest income and interest expense includes the current-period interest accruals for financial instruments measured at fair value, except for financial instruments containing embedded derivatives that would be separately accounted for in accordance with U.S. GAAP absent the fair value option election; for those instruments, all changes in fair value including any interest elements, are reported in principal transactions revenue. For financial instruments that are not measured at fair value, the related interest is included within interest income or interest expense, as applicable.
Details of interest income and interest expense were as follows.

Year ended December 31, (in millions)	2011	2010	2009
Interest income
Loans	$37,098	$40,388	$38,704
Securities	9,215	9,540	12,377
Trading assets	11,142	11,007	12,098
Federal funds sold and securities purchased under resale agreements	2,523	1,786	1,750
Securities borrowed	110	175	4
Deposits with banks	599	345	938
Other assets(a)	606	541	479
Total interest income(b)	61,293	63,782	66,350
Interest expense
Interest-bearing deposits	3,855	3,424	4,826
Short-term and other liabilities(c)(d)	2,873	2,364	2,786
Long-term debt(d)	6,109	5,848	7,368
Beneficial interests issued by consolidated VIEs	767	1,145	218
Total interest expense(b)	13,604	12,781	15,198
Net interest income	47,689	51,001	51,152
Provision for credit losses	7,574	16,639	32,015
Net interest income after provision for credit losses	$40,115	$34,362	$19,137

(a)	Predominantly margin loans.

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

212	JPMorgan Chase & Co./2011 Annual Report

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
It is the Firm’s policy to fund the pension plans in amounts sufficient to meet the requirements under applicable laws. On January 15, 2009, and August 28, 2009, the Firm made discretionary cash contributions to its U.S. defined benefit pension plan of $1.3 billion and $1.5 billion, respectively. The Firm does not anticipate any contribution to the U.S. defined benefit pension plan in 2012 at this time. The 2012 contributions to the non-U.S. defined benefit pension plans are expected to be $49 million of which $37 million are contractually required.
JPMorgan Chase also has a number of defined benefit pension plans not subject to Title IV of the Employee Retirement Income Security Act. The most significant of these plans is the Excess Retirement Plan, pursuant to which certain employees earn pay and interest credits on compensation amounts above the maximum stipulated by law under a qualified plan. The Firm announced that, effective May 1, 2009, pay credits would no longer be provided on compensation amounts above the maximum stipulated by law. The Excess Retirement Plan had an unfunded projected benefit obligation in the amount of $272 million and $266 million, at December 31, 2011 and 2010, respectively.

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
The Firm matched eligible employee contributions up to 5% of benefits-eligible compensation (e.g., base pay) on a per pay period basis through April 30, 2009; commencing May 1, 2009 matching contributions are made annually. Employees begin to receive matching contributions after completing a one-year-of-service requirement. Employees with total annual cash compensation of $250,000 or more are not eligible for matching contributions. Matching contributions are immediately vested for employees hired before May 1, 2009, and will vest after three years of service for employees hired on or after May 1, 2009. The 401(k) Savings Plan also permits discretionary profit-sharing contributions by participating companies for certain employees, subject to a specified vesting schedule.
Effective August 10, 2009, JPMorgan Chase Bank, N.A. became the sponsor of the WaMu Savings Plan and that plan’s assets were merged into the 401(k) Savings Plan effective March 31, 2010.
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

JPMorgan Chase & Co./2011 Annual Report	213

Notes to consolidated financial statements

The following table presents the changes in benefit obligations, plan assets and funded status amounts reported on the Consolidated Balance Sheets for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
As of or for the year ended December 31,	U.S.				Non-U.S.				OPEB plans(f)
(in millions)	2011		2010		2011		2010		2011	2010
Change in benefit obligation
Benefit obligation, beginning of year	$(8,320)		$(7,977)		$(2,600)		$(2,536)		$(980)	$(1,025)
Benefits earned during the year	(249)		(230)		(36)		(30)		(1)	(2)
Interest cost on benefit obligations	(451)		(468)		(133)		(128)		(51)	(55)
Plan amendments	—		—		—		10		—	—
Business combinations	—		—		—		(12)	(b)	—	—
Employee contributions	NA		NA		(5)		(4)		(84)	(70)
Net gain/(loss)	(563)		(249)		(160)		(71)		(39)	13
Benefits paid	540		604		93		96		166	168
Expected Medicare Part D subsidy receipts	NA		NA		NA		NA		(10)	(10)
Curtailments	—		—		—		—		—	—
Settlements	—		—		—		5		—	—
Special termination benefits	—		—		—		(1)		—	—
Foreign exchange impact and other	—		—		12		71		—	1
Benefit obligation, end of year	$(9,043)		$(8,320)		$(2,829)		$(2,600)		$(999)	$(980)
Change in plan assets
Fair value of plan assets, beginning of year	$10,828		$10,218		$2,647		$2,432		$1,381	$1,269
Actual return on plan assets	147		1,179		277		228		78	137
Firm contributions	37		35		169		157		2	3
Employee contributions	—		—		5		4		—	—
Benefits paid	(540)		(604)		(93)		(96)		(26)	(28)
Settlements	—		—		—		(5)		—	—
Foreign exchange impact and other	—		—		(16)		(73)		—	—
Fair value of plan assets, end of year	$10,472	(c)(d)	$10,828	(c)(d)	$2,989	(d)	$2,647	(d)	$1,435	$1,381
Funded/(unfunded) status(a)	$1,429	(e)	$2,508	(e)	$160		$47		$436	$401
Accumulated benefit obligation, end of year	$(9,008)		$(8,271)		$(2,800)		$(2,576)		NA	NA

(a)
Represents overfunded plans with an aggregate balance of $2.6 billion and $3.5 billion at December 31, 2011 and 2010, respectively, and underfunded plans with an aggregate balance of $621 million and $561 million at December 31, 2011 and 2010, respectively.

(b)	Represents change resulting from acquisition of RBS Sempra Commodities business in 2010.

(c)	At December 31, 2011 and 2010, approximately $426 million and $385 million, respectively, of U.S. plan assets included participation rights under participating annuity contracts.

(d)
At December 31, 2011 and 2010, defined benefit pension plan amounts not measured at fair value included $50 million and $52 million, respectively, of accrued receivables, and $245 million and $187 million, respectively, of accrued liabilities, for U.S. plans; and $56 million and $9 million, respectively, of accrued receivables , and at December 31, 2011, $69 million of accrued liabilities, for non-U.S. plans.

(e)
Does not include any amounts attributable to the Washington Mutual Qualified Pension plan. The disposition of this plan remained subject to litigation and was not determinable at December 31, 2011 and 2010.

(f)	Includes an unfunded accumulated postretirement benefit obligation of $33 million and $36 million at December 31, 2011 and 2010, respectively, for the U.K. plan.

Gains and losses
For the Firm’s defined benefit pension plans, fair value is used to determine the expected return on plan assets. Amortization of net gains and losses is included in annual net periodic benefit cost if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the projected benefit obligation or the fair value of the plan assets. Any excess is amortized over the average future service period of defined benefit pension plan participants, which for the U.S. defined benefit pension plan is currently nine years.

For the Firm’s OPEB plans, a calculated value that recognizes changes in fair value over a five-year period is used to determine the expected return on plan assets. This value is referred to as the market related value of assets. Amortization of net gains and losses, adjusted for gains and losses not yet recognized, is included in annual net periodic benefit cost if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market related value of assets. Any excess is amortized over the average

214	JPMorgan Chase & Co./2011 Annual Report

future service period, which is currently five years; however, prior service costs are amortized over the average years of service remaining to full eligibility age, which is currently three years.

The following table presents pretax pension and OPEB amounts recorded in AOCI.

	Defined benefit pension plans
December 31,	U.S.		Non-U.S.		OPEB plans
(in millions)	2011	2010	2011	2010	2011	2010
Net gain/(loss)	$(3,669)	$(2,627)	$(544)	$(566)	$(176)	$(119)
Prior service credit/(cost)	278	321	12	13	1	9
Accumulated other comprehensive income/(loss), pretax, end of year	$(3,391)	$(2,306)	$(532)	$(553)	$(175)	$(110)
The following table presents the components of net periodic benefit costs reported in the Consolidated Statements of Income and other comprehensive income for the Firm’s U.S. and non-U.S. defined benefit pension, defined contribution and OPEB plans.

	Pension plans
	U.S.			Non-U.S.			OPEB plans
Year ended December 31, (in millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Benefits earned during the year	$249	$230	$313	$36	$31	$28	$1	$2	$3
Interest cost on benefit obligations	451	468	514	133	128	122	51	55	65
Expected return on plan assets	(791)	(742)	(585)	(141)	(126)	(115)	(88)	(96)	(97)
Amortization:
Net (gain)/loss	165	225	304	48	56	44	1	(1)	—
Prior service cost/(credit)	(43)	(43)	4	(1)	(1)	—	(8)	(13)	(14)
Curtailment (gain)/loss	—	—	1	—	—	—	—	—	5
Settlement (gain)/loss	—	—	—	—	1	1	—	—	—
Special termination benefits	—	—	—	—	1	1	—	—	—
Net periodic defined benefit cost	31	138	551	75	90	81	(43)	(53)	(38)
Other defined benefit pension plans(a)	19	14	15	12	11	12	NA	NA	NA
Total defined benefit plans	50	152	566	87	101	93	(43)	(53)	(38)
Total defined contribution plans	370	332	359	285	251	226	NA	NA	NA
Total pension and OPEB cost included in compensation expense	$420	$484	$925	$372	$352	$319	$(43)	$(53)	$(38)
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain)/loss arising during the year	1,207	(187)	(168)	25	(21)	183	58	(54)	(176)
Prior service credit arising during the year	—	—	(384)	—	(10)	(1)	—	—	—
Amortization of net loss	(165)	(225)	(304)	(48)	(56)	(44)	(1)	1	—
Amortization of prior service (cost)/credit	43	43	(6)	1	1	—	8	13	15
Curtailment (gain)/loss	—	—	—	—	—	—	—	—	2
Settlement loss/(gain)	—	—	—	—	(1)	(1)	—	—	—
Foreign exchange impact and other	—	—	18	1	(23)	36	—	1	(1)
Total recognized in other comprehensive income	1,085	(369)	(844)	(21)	(110)	173	65	(39)	(160)
Total recognized in net periodic benefit cost and other comprehensive income	$1,116	$(231)	$(293)	$54	$(20)	$254	$22	$(92)	$(198)

(a)	Includes various defined benefit pension plans which are individually immaterial.

JPMorgan Chase & Co./2011 Annual Report	215

Notes to consolidated financial statements

The estimated pretax amounts that will be amortized from AOCI into net periodic benefit cost in 2012 are as follows.

	Defined benefit pension plans		OPEB plans
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Net loss	$287	$36	$7	$—
Prior service cost/(credit)	(41)	(1)	(1)	—
Total	$246	$35	$6	$—
The following table presents the actual rate of return on plan assets for the U.S. and non-U.S. defined benefit pension and OPEB plans.

	U.S.			Non-U.S.
Year ended December 31,	2011	2010	2009	2011	2010	2009
Actual rate of return:
Defined benefit pension plans	0.72%	12.23%	13.78%	(4.29)-13.12%	0.77-10.65%	3.17-22.43%
OPEB plans	5.22%	11.23%	15.93%	NA	NA	NA

Plan assumptions
JPMorgan Chase’s expected long-term rate of return for U.S. defined benefit pension and OPEB plan assets is a blended average of the investment advisor’s projected long-term (10 years or more) returns for the various asset classes, weighted by the asset allocation. Returns on asset classes are developed using a forward-looking approach and are not strictly based on historical returns. Equity returns are generally developed as the sum of inflation, expected real earnings growth and expected long-term dividend yield. Bond returns are generally developed as the sum of inflation, real bond yield and risk spread (as appropriate), adjusted for the expected effect on returns from changing yields. Other asset-class returns are derived from their relationship to the equity and bond markets. Consideration is also given to current market conditions and the short-term portfolio mix of each plan; as a result, in 2011 the Firm generally maintained the same expected return on assets as in the prior year.
For the U.K. defined benefit pension plans, which represent the most significant of the non-U.S. defined benefit pension plans, procedures similar to those in the U.S. are used to develop the expected long-term rate of return on plan assets, taking into consideration local market conditions and the specific allocation of plan assets. The expected long-term rate of return on U.K. plan assets is an average of projected long-term returns for each asset class. The return on equities has been selected by reference to the yield on long-term U.K. government bonds plus an equity risk premium above the risk-free rate. The expected return on “AA” rated long-term corporate bonds is based on an implied yield for similar bonds.
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

The following tables present the weighted-average annualized actuarial assumptions for the projected and accumulated postretirement benefit obligations, and the components of net periodic benefit costs, for the Firm’s significant U.S. and non-U.S. defined benefit pension and OPEB plans, as of and for the periods indicated.

Weighted-average assumptions used to determine benefit obligations
	U.S.		Non-U.S.
December 31,	2011	2010	2011	2010
Discount rate:
Defined benefit pension plans	4.60%	5.50%	1.50-4.80%	1.60–5.50%
OPEB plans	4.70	5.50	—	—
Rate of compensation increase	4.00	4.00	2.75-4.20	3.00–4.50
Health care cost trend rate:
Assumed for next year	7.00	7.00	—	—
Ultimate	5.00	5.00	—	—
Year when rate will reach ultimate	2017	2017	—	—

216	JPMorgan Chase & Co./2011 Annual Report

Weighted-average assumptions used to determine net periodic benefit costs
	U.S.			Non-U.S.
Year ended December 31,	2011	2010	2009	2011	2010	2009
Discount rate:
Defined benefit pension plans	5.50%	6.00%	6.65%	1.60-5.50%	2.00–5.70%	2.00–6.20%
OPEB plans	5.50	6.00	6.70	—	—	—
Expected long-term rate of return on plan assets:
Defined benefit pension plans	7.50	7.50	7.50	2.40-5.40	2.40–6.20	2.50–6.90
OPEB plans	6.25	7.00	7.00	NA	NA	NA
Rate of compensation increase	4.00	4.00	4.00	3.00-4.50	3.00–4.50	3.00–4.00
Health care cost trend rate:
Assumed for next year	7.00	7.75	8.50	—	—	—
Ultimate	5.00	5.00	5.00	—	—	—
Year when rate will reach ultimate	2017	2014	2014	—	—	—
The following table presents the effect of a one-percentage-point change in the assumed health care cost trend rate on JPMorgan Chase’s total service and interest cost and accumulated postretirement benefit obligation.

Year ended December 31, 2011(in millions)	1-Percentage point increase	1-Percentage point decrease
Effect on total service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligation	27	(24)
At December 31, 2011, the Firm decreased the discount rates used to determine its benefit obligations for the U.S. defined benefit pension and OPEB plans in light of current market interest rates, which will result in an increase in expense of approximately $47 million for 2012. The 2012 expected long-term rate of return on U.S. defined benefit pension plan assets and U.S. OPEB plan assets are 7.50% and 6.25%, respectively, unchanged from 2011. For 2012, the initial health care benefit obligation trend assumption will be set at 7.00%, and the ultimate health care trend assumption and year to reach ultimate rate will remain at 5.00% and 2017, respectively, unchanged from 2011. As of December 31, 2011, the assumed rate of compensation increase remained at 4.00%. The 2012 interest crediting rate assumption will be set at 5.00%, as compared to 5.25% in 2011.
JPMorgan Chase’s U.S. defined benefit pension and OPEB plan expense is sensitive to the expected long-term rate of return on plan assets and the discount rate. With all other assumptions held constant, a 25-basis point decline in the expected long-term rate of return on U.S. plan assets would result in an increase of approximately an aggregate $29 million in 2012 U.S. defined benefit pension and OPEB plan expense. A 25-basis point decline in the discount rate for the U.S. plans would result in an increase in 2012 U.S. defined benefit pension and OPEB plan expense of approximately an aggregate $17 million and an increase in the related benefit obligations of approximately an aggregate $192 million. A 25-basis point increase in the interest crediting rate for the U.S. defined benefit pension plan would result in an increase in 2012 U.S. defined benefit pension expense of approximately $19 million and an increase in the related projected benefit obligations of approximately $82 million. A 25-basis point decline in the discount rates for the non-U.S. plans would result in an increase in the 2012 non-U.S. defined benefit pension plan expense of approximately $11 million.
Investment strategy and asset allocation
The Firm’s U.S. defined benefit pension plan assets are held in trust and are invested in a well-diversified portfolio of equity and fixed income securities, real estate, cash and cash equivalents, and alternative investments (e.g., hedge funds, private equity, real estate and real assets). Non-U.S. defined benefit pension plan assets are held in various trusts and are also invested in well-diversified portfolios of equity, fixed income and other securities. Assets of the Firm’s COLI policies, which are used to partially fund the U.S. OPEB plan, are held in separate accounts with an insurance company and are invested in equity and fixed income index funds.
The investment policy for the Firm’s U.S. defined benefit pension plan assets is to optimize the risk-return relationship as appropriate to the needs and goals using a global portfolio of various asset classes diversified by market segment, economic sector, and issuer. Assets are managed by a combination of internal and external investment managers. Periodically the Firm performs a comprehensive analysis on the U.S. defined benefit pension plan asset allocations, incorporating projected asset and liability data, which focuses on the short-and long-term impact of the asset allocation on cumulative pension expense, economic cost, present value of contributions and funded status. Currently, approved asset allocation ranges are: U.S. equity 15% to 35%, international equity 15% to 25%, debt securities 10% to 30%, hedge funds 10% to 30%, and real estate, real assets and private equity 5% to 20%. Asset allocations are not managed to a specific target but seek to shift asset class allocations within these stated ranges. Investment strategies incorporate the economic outlook, anticipated implications of the macroeconomic environment on the various asset classes/managers, and maintaining an appropriate level of liquidity for the plan.

JPMorgan Chase & Co./2011 Annual Report	217

Notes to consolidated financial statements

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

Investments held by the Plans include financial instruments which are exposed to various risks such as interest rate, market and credit risks. Exposure to a concentration of credit risk is mitigated by the broad diversification of both U.S. and non-U.S. investment instruments. Additionally, the investments in each of the common/collective trust funds and registered investment companies are further diversified into various financial instruments. As of December 31, 2011, assets held by the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans do not include JPMorgan Chase common stock, except in connection with investments in third-party stock-index funds. The plans hold investments in funds that are sponsored or managed by affiliates of JPMorgan Chase in the amount of $1.6 billion and $1.7 billion for U.S. plans and $194 million and $155 million for non-U.S. plans, as of December 31, 2011 and 2010, respectively.

The following table presents the weighted-average asset allocation of the fair values of total plan assets at December 31 for the years indicated, as well as the respective approved range/target allocation by asset category, for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
	U.S.			Non-U.S.			OPEB plans(c)
	Target	% of plan assets		Target	% of plan assets		Target	% of plan assets
December 31,	Allocation	2011	2010	Allocation	2011	2010	Allocation	2011	2010
Asset category
Debt securities(a)	10–30%	20%	29%	72%	74%	71%	50%	50%	50%
Equity securities	25–60	39	40	27	25	28	50	50	50
Real estate	5–20	5	4	—	—	—	—	—	—
Alternatives(b)	15–50	36	27	1	1	1	—	—	—
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(a)	Debt securities primarily include corporate debt, U.S. federal, state, local and non-U.S. government, and mortgage-backed securities.

(b)	Alternatives primarily include limited partnerships.

(c)	Represents the U.S. OPEB plan only, as the U.K. OPEB plan is unfunded.

218	JPMorgan Chase & Co./2011 Annual Report

Fair value measurement of the plans’ assets and liabilities
For information on fair value measurements, including descriptions of level 1, 2, and 3 of the fair value hierarchy and the valuation methods employed by the Firm, see Note 3 on pages 184–198 of this Annual Report.

Pension and OPEB plan assets and liabilities measured at fair value
	U.S. defined benefit pension plans					Non-U.S. defined benefit pension plans
December 31, 2011 (in millions)	Level 1	Level 2	Level 3	Total fair value		Level 1	Level 2	Level 3	Total fair value
Cash and cash equivalents	$117	$—	$—	$117		$72	$—	$—	$72
Equity securities:
Capital equipment	607	7	—	614		69	12	—	81
Consumer goods	657	—	—	657		64	30	—	94
Banks and finance companies	301	2	—	303		83	13	—	96
Business services	332	—	—	332		48	10	—	58
Energy	173	—	—	173		52	10	—	62
Materials	161	—	1	162		35	6	—	41
Real Estate	11	—	—	11		1	—	—	1
Other	766	274	—	1,040		160	5	—	165
Total equity securities	3,008	283	1	3,292		512	86	—	598
Common/collective trust funds(a)	401	1,125	202	1,728		138	170	—	308
Limited partnerships:(c)
Hedge funds	—	933	1,039	1,972		—	—	—	—
Private equity	—	—	1,367	1,367		—	—	—	—
Real estate	—	—	306	306		—	—	—	—
Real assets(d)	—	—	264	264		—	—	—	—
Total limited partnerships	—	933	2,976	3,909		—	—	—	—
Corporate debt securities(e)	—	544	2	546		—	958	—	958
U.S. federal, state, local and non-U.S. government debt securities	—	328	—	328		—	904	—	904
Mortgage-backed securities	122	36	—	158		17	—	—	17
Derivative receivables	1	2	—	3		—	7	—	7
Other(f)	102	60	427	589		74	65	—	139
Total assets measured at fair value(g)(h)	$3,751	$3,311	$3,608	$10,670		$813	$2,190	$—	$3,003
Derivative payables	—	(3)	—	(3)		—	(1)	—	(1)
Total liabilities measured at fair value	$—	$(3)	$—	$(3)	(i)	$—	$(1)	$—	$(1)

JPMorgan Chase & Co./2011 Annual Report	219

Notes to consolidated financial statements

	U.S. defined benefit pension plans					Non-U.S. defined benefit pension plans
December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Total fair value		Level 1	Level 2	Level 3	Total fair value
Cash and cash equivalents	$—	$—	$—	$—		$81	$—	$—	$81
Equity securities:
Capital equipment	748	9	—	757		68	13	—	81
Consumer goods	712	—	—	712		75	21	—	96
Banks and finance companies	414	1	—	415		113	9	—	122
Business services	444	—	—	444		53	10	—	63
Energy	195	—	—	195		59	6	—	65
Materials	205	—	—	205		50	13	—	63
Real estate	21	—	—	21		1	—	—	1
Other	857	6	—	863		194	16	—	210
Total equity securities	3,596	16	—	3,612		613	88	—	701
Common/collective trust funds(a)(b)	436	1,263	194	1,893		46	180	—	226
Limited partnerships:(c)
Hedge funds	—	959	1,160	2,119		—	—	—	—
Private equity	—	—	1,232	1,232		—	—	—	—
Real estate	—	—	304	304		—	—	—	—
Real assets(d)	—	—	—	—		—	—	—	—
Total limited partnerships	—	959	2,696	3,655		—	—	—	—
Corporate debt securities(e)	—	424	1	425		—	718	—	718
U.S. federal, state, local and non-U.S. government debt securities	—	453	—	453		—	864	—	864
Mortgage-backed securities	188	55	—	243		1	—	—	1
Derivative receivables	2	194	—	196		—	3	—	3
Other(f)	218	58	387	663		18	51	—	69
Total assets measured at fair value(g)(h)	$4,440	$3,422	$3,278	$11,140		$759	$1,904	$—	$2,663
Derivative payables	—	(177)	—	(177)		—	(25)	—	(25)
Total liabilities measured at fair value	$—	$(177)	$—	$(177)	(i)	$—	$(25)	$—	$(25)

(a)
At December 31, 2011 and 2010, common/collective trust funds generally include commingled funds that primarily included 23% and 22%, respectively, of short-term investment funds; 19% and 21%, respectively, of equity (index) investments; and 19% and 16%, respectively, of international investments.

(b)	The prior period has been revised to consider redemption notification periods, in determining the classification of investments within the fair value hierarchy.

(c)	Unfunded commitments to purchase limited partnership investments for the Plans were $1.2 billion and $1.1 billion for 2011 and 2010, respectively.

(d)	Real assets include investments in productive assets such as agriculture, energy rights, mining and timber properties and exclude raw land to be developed for real estate purposes.

(e)	Corporate debt securities include debt securities of U.S. and non-U.S. corporations.

(f)
Other consists of exchange traded funds and participating and non-participating annuity contracts. Exchange traded funds are primarily classified within level 1 of the fair value hierarchy given they are valued using market observable prices. Participating and non-participating annuity contracts are classified within level 3 of the fair value hierarchy due to lack of market mechanisms for transferring each policy and surrender restrictions.

(g)
At December 31, 2011 and 2010, the fair value of investments valued at NAV were $3.9 billion and $4.1 billion, respectively, which were classified within the valuation hierarchy as follows: $0.4 billion and $0.5 billion in level 1, $2.1 billion and $2.2 billion in level 2 and $1.4 billion and $1.4 billion in level 3.

(h)
At December 31, 2011 and 2010, excluded U.S. defined benefit pension plan receivables for investments sold and dividends and interest receivables of $50 million and $52 million, respectively; and excluded non-U.S. defined benefit pension plan receivables for dividends and interest receivables of $56 million and $9 million, respectively.

(i)
At December 31, 2011 and 2010, excluded $241 million and $149 million, respectively, of U.S. defined benefit pension plan payables for investments purchased; and $4 million and $38 million, respectively, of other liabilities; and excluded non-U.S. defined benefit pension plan payables for investments purchased of $69 million at December 31, 2011.

The Firm’s OPEB plan was partially funded with COLI policies of $1.4 billion, at December 31, 2011 and 2010, respectively, which were classified in level 3 of the valuation hierarchy.

220	JPMorgan Chase & Co./2011 Annual Report

Changes in level 3 fair value measurements using significant unobservable inputs
Year ended December 31, 2011 (in millions)	Fair value, January 1, 2011	Actual return on plan assets		Purchases, sales and settlements, net	Transfers in and/or out of level 3	Fair value, December 31, 2011
		Realized gains/(losses)	Unrealized gains/(losses)
U.S. defined benefit pension plans
Equities	$—	$—	$—	$—	$1	$1
Common/collective trust funds	194	35	1	(28)	—	202
Limited partnerships:
Hedge funds	1,160	(16)	27	(76)	(56)	1,039
Private equity	1,232	56	2	77	—	1,367
Real estate	304	8	40	14	(60)	306
Real assets	—	5	(7)	150	116	264
Total limited partnerships	2,696	53	62	165	—	2,976
Corporate debt securities	1	—	—	1	—	2
Other	387	—	41	(1)	—	427
Total U.S. plans	$3,278	$88	$104	$137	$1	$3,608
Non-U.S. defined benefit pension plans
Other	$—	$—	$—	$—	$—	$—
Total non-U.S. plans	$—	$—	$—	$—	$—	$—
OPEB plans
COLI	$1,381	$—	$70	$(24)	$—	$1,427
Total OPEB plans	$1,381	$—	$70	$(24)	$—	$1,427

Year ended December 31, 2010 (in millions)	Fair value, January 1, 2010	Actual return on plan assets		Purchases, sales and settlements, net	Transfers in and/or out of level 3	Fair value, December 31, 2010
		Realized gains/(losses)	Unrealized gains/(losses)
U.S. defined benefit pension plans
Equities	$—	$—	$—	$—	$—	$—
Common/collective trust funds(a)	284	—	(90)	—	—	194
Limited partnerships:
Hedge funds	680	(1)	14	388	79	1,160
Private equity	874	3	108	235	12	1,232
Real estate	196	3	16	89	—	304
Real assets	—	—	—	—	—	—
Total limited partnerships	1,750	5	138	712	91	2,696
Corporate debt securities	—	—	—	—	1	1
Other	334	—	53	—	—	387
Total U.S. plans	$2,368	$5	$101	$712	$92	$3,278
Non-U.S. defined benefit pension plans
Other	$13	$—	$(1)	$(12)	$—	$—
Total non-U.S. plans	$13	$—	$(1)	$(12)	$—	$—
OPEB plans
COLI	$1,269	$—	$137	$(25)	$—	$1,381
Total OPEB plans	$1,269	$—	$137	$(25)	$—	$1,381

JPMorgan Chase & Co./2011 Annual Report	221

Notes to consolidated financial statements

Year ended December 31, 2009 (in millions)	Fair value, January 1, 2009	Actual return on plan assets		Purchases, sales and settlements, net	Transfers in and/or out of level 3	Fair value, December 31, 2009
		Realized gains/(losses)	Unrealized gains/(losses)
U.S. defined benefit pension plans
Equities	$—	$—	$—	$—	$—	$—
Common/collective trust funds(a)	340	—	(56)	—	—	284
Limited partnerships:
Hedge funds	553	—	136	(9)	—	680
Private equity	810	—	(1)	80	(15)	874
Real estate	203	—	(107)	100	—	196
Real assets	—	—	—	—	—	—
Total limited partnerships	1,566	—	28	171	(15)	1,750
Corporate debt securities	—	—	—	—	—	—
Other	315	—	19	—	—	334
Total U.S. plans	$2,221	$—	$(9)	$171	$(15)	$2,368
Non-U.S. defined benefit pension plans
Other	$14	$—	$(1)	$—	$—	$13
Total non-U.S. plans	$14	$—	$(1)	$—	$—	$13
OPEB plans
COLI	$1,126	$—	$172	$(29)	$—	$1,269
Total OPEB plans	$1,126	$—	$172	$(29)	$—	$1,269

(a)	The prior period has been revised to consider redemption notification periods in determining the classification of investments within the fair value hierarchy.
Estimated future benefit payments
The following table presents benefit payments expected to be paid, which include the effect of expected future service, for the years indicated. The OPEB medical and life insurance payments are net of expected retiree contributions.

Year ended December 31, (in millions)	U.S. defined benefit pension plans	Non-U.S. defined benefit pension plans	OPEB before Medicare Part D subsidy	Medicare Part D subsidy
2012	$1,038	$95	$96	$11
2013	1,035	99	95	12
2014	610	101	94	13
2015	610	110	92	14
2016	613	116	90	14
Years 2017–2021	3,084	658	404	80
Note 10 – Employee stock-based incentives
Employee stock-based awards
In 2011, 2010 and 2009, JPMorgan Chase granted long-term stock-based awards to certain key employees under the 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan became effective on May 17, 2005, and was last amended in May 2011. Under the terms of the amended 2005 plan, as of December 31, 2011, 318 million shares of common stock are available for issuance through May 2015. The amended 2005 Plan is the only active plan under which the Firm is currently granting stock-based incentive awards. In the following discussion, the 2005 Plan, plus prior Firm plans and plans assumed as the result of acquisitions, are referred to collectively as the “LTI Plans,” and such plans constitute the Firm’s stock-based incentive plans.
Restricted stock units (“RSUs”) are awarded at no cost to the recipient upon their grant. RSUs are generally granted annually and generally vest at a rate of 50% after two years and 50% after three years and convert into shares of common stock at the vesting date. In addition, RSUs typically include full-career eligibility provisions, which allow employees to continue to vest upon voluntary termination, subject to post-employment and other restrictions based on age or service-related requirements. All of these awards are subject to forfeiture until vested and contain clawback provisions that may result in cancellation prior to vesting under certain specified circumstances. RSUs entitle the recipient to receive cash payments equivalent to any dividends paid on the underlying common stock during the period the RSUs are outstanding and, as such, are considered participating securities as discussed in Note 24 on page 277 of this Annual Report.
Under the LTI Plans, stock options and stock appreciation rights (“SARs”) have generally been granted with an exercise price equal to the fair value of JPMorgan Chase’s common stock on the grant date. The Firm typically awards SARs to certain key employees once per year; the Firm also

222	JPMorgan Chase & Co./2011 Annual Report

periodically grants employee stock options and SARs to individual employees. The 2011, 2010 and 2009 grants of SARs to key employees vest ratably over five years (i.e., 20% per year) and contain clawback provisions similar to RSUs. The 2011 and 2010 grants of SARs contain full-career eligibility provisions; the 2009 grants of SARs do not include any full-career eligibility provisions. SARs generally expire 10 years after the grant date.
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

The Firm’s policy for issuing shares upon settlement of employee stock-based incentive awards is to issue either new shares of common stock or treasury shares. During 2011, 2010 and 2009, the Firm settled all of its employee stock-based awards by issuing treasury shares.
In January 2008, the Firm awarded to its Chairman and Chief Executive Officer up to 2 million SARs. The terms of this award are distinct from, and more restrictive than, other equity grants regularly awarded by the Firm. The SARs, which have a 10-year term, will become exercisable no earlier than January 22, 2013, and have an exercise price of $39.83. The number of SARs that will become exercisable (ranging from none to the full 2 million) and their exercise date or dates may be determined by the Board of Directors based on an annual assessment of the performance of both the CEO and JPMorgan Chase. The Firm recognizes this award ratably over an assumed five-year service period, subject to a requirement to recognize changes in the fair value of the award through the grant date. The Firm recognized $(4) million, $4 million and $9 million in compensation expense in 2011, 2010 and 2009, respectively, for this award.

RSUs, employee stock options and SARs activity
Compensation expense for RSUs is measured based on the number of shares granted multiplied by the stock price at the grant date, and for employee stock options and SARs, is measured at the grant date using the Black-Scholes valuation model. Compensation expense for these awards is recognized in net income as described previously. The following table summarizes JPMorgan Chase’s RSUs, employee stock options and SARs activity for 2011.

	RSUs		Options/SARs
Year ended December 31, 2011	Number of shares	Weighted-average grant date fair value	Number of awards	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
(in thousands, except weighted-average data, and where otherwise stated)
Outstanding, January 1	234,121	$30.45	234,527	$43.33
Granted	59,697	44.05	15,300	44.27
Exercised or vested	(121,699)	26.95	(15,409)	32.27
Forfeited	(5,488)	37.05	(4,168)	39.56
Canceled	NA	NA	(74,489)	51.77
Outstanding, December 31	166,631	$37.65	155,761	$40.58	4.6	$419,887
Exercisable, December 31	NA	NA	106,335	41.89	3.1	260,309
The total fair value of RSUs that vested during the years ended December 31, 2011, 2010 and 2009, was $5.4 billion, $2.3 billion and $1.3 billion, respectively. The weighted-average grant date per share fair value of stock options and SARs granted during the years ended December 31, 2011, 2010 and 2009, was $13.04, $12.27 and $8.24, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was $191 million, $154 million and $154 million, respectively.

JPMorgan Chase & Co./2011 Annual Report	223

Notes to consolidated financial statements

Compensation expense
The Firm recognized the following noncash compensation expense related to its various employee stock-based incentive plans in its Consolidated Statements of Income.

Year ended December 31, (in millions)	2011	2010	2009
Cost of prior grants of RSUs and SARs that are amortized over their applicable vesting periods	$1,986	$2,479	$2,510
Accrual of estimated costs of RSUs and SARs to be granted in future periods including those to full-career eligible employees	689	772	845
Total noncash compensation expense related to employee stock-based incentive plans	$2,675	$3,251	$3,355
At December 31, 2011, approximately $1.3 billion (pretax) of compensation cost related to unvested awards had not yet been charged to net income. That cost is expected to be amortized into compensation expense over a weighted-average period of 1.0 year. The Firm does not capitalize any compensation cost related to share-based compensation awards to employees.
Cash flows and tax benefits
Income tax benefits related to stock-based incentive arrangements recognized in the Firm’s Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, were $1.0 billion, $1.3 billion and $1.3 billion, respectively.
The following table sets forth the cash received from the exercise of stock options under all stock-based incentive arrangements, and the actual income tax benefit realized related to tax deductions from the exercise of the stock options.

Year ended December 31, (in millions)	2011	2010	2009
Cash received for options exercised	$354	$205	$437
Tax benefit realized(a)	31	14	11

(a)
The tax benefit realized from dividends or dividend equivalents paid on equity-classified share-based payment awards that are charged to retained earnings are recorded as an increase to additional paid-in capital and included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.

Valuation assumptions
The following table presents the assumptions used to value employee stock options and SARs granted during the years ended December 31, 2011, 2010 and 2009, under the Black-Scholes valuation model.

Year ended December 31,	2011	2010	2009
Weighted-average annualized valuation assumptions
Risk-free interest rate	2.58%	3.89%	2.33%
Expected dividend yield(a)	2.20	3.13	3.40
Expected common stock price volatility	34	37	56
Expected life (in years)	6.5	6.4	6.6

(a)	In 2011, the expected dividend yield was determined using forward-looking assumptions. In 2010 and 2009 the expected dividend yield was determined using historical dividend yields.

The expected volatility assumption is derived from the implied volatility of JPMorgan Chase’s stock options. The expected life assumption is an estimate of the length of time that an employee might hold an option or SAR before it is exercised or canceled, and the assumption is based on the Firm’s historical experience.
Note 11 – Noninterest expense
The following table presents the components of noninterest expense.

Year ended December 31, (in millions)	2011	2010	2009
Compensation expense(a)	$29,037	$28,124	$26,928
Noncompensation expense:
Occupancy expense	3,895	3,681	3,666
Technology, communications and equipment expense	4,947	4,684	4,624
Professional and outside services	7,482	6,767	6,232
Marketing	3,143	2,446	1,777
Other expense(b)(c)	13,559	14,558	7,594
Amortization of intangibles	848	936	1,050
Total noncompensation expense	33,874	33,072	24,943
Merger costs	—	—	481	(d)
Total noninterest expense	$62,911	$61,196	$52,352

(a)
Expense for 2010 includes a payroll tax expense related to the United Kingdom (“U.K.”) Bank Payroll Tax on certain compensation awarded from December 9, 2009, to April 5, 2010, to relevant banking employees.

(b)	Included litigation expense of $4.9 billion, $7.4 billion and $161 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(c)	Included foreclosed property expense of $718 million, $1.0 billion and $1.4 billion for the years ended December 31, 2011, 2010 and 2009, respectively.

(d)
Total merger-related costs for the year ended December 31, 2009, were comprised of $247 million in compensation costs, $12 million in occupancy costs, and $222 million in technology and communications and other costs.

224	JPMorgan Chase & Co./2011 Annual Report

Note 12 – Securities
Securities are primarily classified as AFS or trading. Trading securities are discussed in Note 3 on pages 184–198 of this Annual Report. Securities are classified primarily as AFS when used to manage the Firm’s exposure to interest rate movements or used for longer-term strategic purposes. AFS securities are carried at fair value on the Consolidated Balance Sheets. Unrealized gains and losses, after any applicable hedge accounting adjustments, are reported as net increases or decreases to accumulated other comprehensive income/(loss). The specific identification method is used to determine realized gains and losses on AFS securities, which are included in securities gains/(losses) on the Consolidated Statements of Income.
Other-than-temporary impairment
AFS debt and equity securities in unrealized loss positions are analyzed as part of the Firm’s ongoing assessment of other-than-temporary impairment (“OTTI”). For most types of debt securities, the Firm considers a decline in fair value to be other-than-temporary when the Firm does not expect to recover the entire amortized cost basis of the security. For beneficial interests in securitizations that are rated below “AA” at their acquisition, or that can be contractually prepaid or otherwise settled in such a way that the Firm would not recover substantially all of its recorded investment, the Firm considers an OTTI to have occurred when there is an adverse change in expected cash flows. For AFS equity securities, the Firm considers a decline in fair value to be other-than-temporary if it is probable that the Firm will not recover its amortized cost basis.
Potential OTTI is considered using a variety of factors, including the length of time and extent to which the market value has been less than cost; adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a security; payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and the Firm's intent and ability to hold the security until recovery.
For debt securities, the Firm recognizes OTTI losses in earnings if the Firm has the intent to sell the debt security, or if it is more likely than not that the Firm will be required to sell the debt security before recovery of its amortized cost basis. In these circumstances the impairment loss is equal to the full difference between the amortized cost basis and the fair value of the securities. When the Firm has the intent and ability to hold AFS debt securities in an unrealized loss position, it evaluates the expected cash flows to be received and determines if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. Amounts relating to factors other than credit losses are recorded in OCI.

The Firm's cash flow evaluations take into account the factors noted above and expectations of relevant market and economic data as of the end of the reporting period. For securities issued in a securitization, the Firm estimates cash flows considering underlying loan-level data and structural features of the securitization, such as subordination, excess spread, overcollateralization or other forms of credit enhancement, and compares the losses projected for the underlying collateral (“pool losses”) against the level of credit enhancement in the securitization structure to determine whether these features are sufficient to absorb the pool losses, or whether a credit loss exists. The Firm also performs other analyses to support its cash flow projections, such as first-loss analyses or stress scenarios.
For equity securities, OTTI losses are recognized in earnings if the Firm intends to sell the security. In other cases the Firm considers the relevant factors noted above, as well as the Firm’s intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value, and whether evidence exists to support a realizable value equal to or greater than the carrying value. Any impairment loss on an equity security is equal to the full difference between the amortized cost basis and the fair value of the security.
Realized gains and losses
The following table presents realized gains and losses and credit losses that were recognized in income from AFS securities.

Year ended December 31, (in millions)	2011	2010	2009
Realized gains	$1,811	$3,382	$2,268
Realized losses	(142)	(317)	(580)
Net realized gains(a)	1,669	3,065	1,688
Credit losses included in securities gains(b)	(76)	(100)	(578)
Net securities gains	$1,593	$2,965	$1,110

(a)	Proceeds from securities sold were within approximately 4% of amortized cost in 2011, and within approximately 3% of amortized cost in 2010 and 2009.

(b)
Includes other-than-temporary impairment losses recognized in income on certain prime mortgage-backed securities for the year ended December 31, 2011; certain prime mortgage-backed securities and obligations of U.S. states and municipalities for the year ended December 31, 2010; and certain prime and subprime mortgage-backed securities and obligations of U.S. states and municipalities for the year ended December 31, 2009.

JPMorgan Chase & Co./2011 Annual Report	225

Notes to consolidated financial statements

The amortized costs and estimated fair values of AFS and held-to-maturity (“HTM”) securities were as follows for the dates indicated.

	2011					2010
December 31, (in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses		Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses		Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$101,968	$5,141	$2		$107,107	$117,364	$3,159	$297		$120,226
Residential:
Prime and Alt-A	2,170	54	218	(c)	2,006	2,173	81	250	(c)	2,004
Subprime	1	—	—		1	1	—	—		1
Non-U.S.	66,067	170	687		65,550	47,089	290	409		46,970
Commercial	10,632	650	53		11,229	5,169	502	17		5,654
Total mortgage-backed securities	180,838	6,015	960		185,893	171,796	4,032	973		174,855
U.S. Treasury and government agencies(a)	8,184	169	2		8,351	11,258	118	28		11,348
Obligations of U.S. states and municipalities	15,404	1,184	48		16,540	11,732	165	338		11,559
Certificates of deposit	3,017	—	—		3,017	3,648	1	2		3,647
Non-U.S. government debt securities	44,944	402	81		45,265	20,614	191	28		20,777
Corporate debt securities(b)	63,607	216	1,647		62,176	61,717	495	419		61,793
Asset-backed securities:
Credit card receivables	4,506	149	—		4,655	7,278	335	5		7,608
Collateralized loan obligations	24,474	553	166		24,861	13,336	472	210		13,598
Other	11,273	102	57		11,318	8,968	130	16		9,082
Total available-for-sale debt securities	356,247	8,790	2,961	(c)	362,076	310,347	5,939	2,019	(c)	314,267
Available-for-sale equity securities	2,693	14	2		2,705	1,894	163	6		2,051
Total available-for-sale securities	$358,940	$8,804	$2,963	(c)	$364,781	$312,241	$6,102	$2,025	(c)	$316,318
Total held-to-maturity securities	$12	$1	$—		$13	$18	$2	$—		$20

(a)
Includes total U.S. government-sponsored enterprise obligations with fair values of $89.3 billion and $94.2 billion at December 31, 2011 and 2010, respectively, which were predominantly mortgage-related.

(b)	Consists primarily of bank debt including sovereign government-guaranteed bank debt.

(c)
Includes a total of $91 million and $133 million (pretax) of unrealized losses related to prime mortgage-backed securities for which credit losses have been recognized in income at December 31, 2011 and 2010, respectively. These unrealized losses are not credit-related and remain reported in AOCI.

226	JPMorgan Chase & Co./2011 Annual Report

Securities impairment
The following tables present the fair value and gross unrealized losses for AFS securities by aging category at December 31, 2011 and 2010.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2011 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$2,724	$2	$—	$—	$2,724	$2
Residential:
Prime and Alt-A	649	12	970	206	1,619	218
Subprime	—	—	—	—	—	—
Non-U.S.	30,500	266	25,176	421	55,676	687
Commercial	837	53	—	—	837	53
Total mortgage-backed securities	34,710	333	26,146	627	60,856	960
U.S. Treasury and government agencies	3,369	2	—	—	3,369	2
Obligations of U.S. states and municipalities	147	42	40	6	187	48
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	11,901	66	1,286	15	13,187	81
Corporate debt securities	22,230	901	9,585	746	31,815	1,647
Asset-backed securities:
Credit card receivables	—	—	—	—	—	—
Collateralized loan obligations	5,610	49	3,913	117	9,523	166
Other	4,735	40	1,185	17	5,920	57
Total available-for-sale debt securities	82,702	1,433	42,155	1,528	124,857	2,961
Available-for-sale equity securities	338	2	—	—	338	2
Total securities with gross unrealized losses	$83,040	$1,435	$42,155	$1,528	$125,195	$2,963

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2010 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$14,039	$297	$—	$—	$14,039	$297
Residential:
Prime and Alt-A	—	—	1,193	250	1,193	250
Subprime	—	—	—	—	—	—
Non-U.S.	35,166	379	1,080	30	36,246	409
Commercial	548	14	11	3	559	17
Total mortgage-backed securities	49,753	690	2,284	283	52,037	973
U.S. Treasury and government agencies	921	28	—	—	921	28
Obligations of U.S. states and municipalities	6,890	330	20	8	6,910	338
Certificates of deposit	1,771	2	—	—	1,771	2
Non-U.S. government debt securities	6,960	28	—	—	6,960	28
Corporate debt securities	18,783	418	90	1	18,873	419
Asset-backed securities:
Credit card receivables	—	—	345	5	345	5
Collateralized loan obligations	460	10	6,321	200	6,781	210
Other	2,615	9	32	7	2,647	16
Total available-for-sale debt securities	88,153	1,515	9,092	504	97,245	2,019
Available-for-sale equity securities	—	—	2	6	2	6
Total securities with gross unrealized losses	$88,153	$1,515	$9,094	$510	$97,247	$2,025

JPMorgan Chase & Co./2011 Annual Report	227

Notes to consolidated financial statements

Other-than-temporary impairment
The following table presents credit losses that are included in the securities gains and losses table above.

Year ended December 31, (in millions)	2011	2010	2009
Debt securities the Firm does not intend to sell that have credit losses
Total other-than-temporary impairment losses(a)	$(27)	$(94)	$(946)
Losses recorded in/(reclassified from) other comprehensive income	(49)	(6)	368
Total credit losses recognized in income(b)(c)	$(76)	$(100)	$(578)

(a)
For initial OTTI, represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, represents additional declines in fair value subsequent to previously recorded OTTI, if applicable.

(b)
Represents the credit loss component on certain prime mortgage-backed securities for 2011; certain prime mortgage-backed securities and obligations of U.S. states and municipalities for 2010; and certain prime and subprime mortgage-backed securities and obligations of U.S. states and municipalities for 2009 that the Firm does not intend to sell. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value if there has been a decline in expected cash flows.

(c)
Excluded from this table are OTTI losses of $7 million that were recognized in income in 2009, related to subprime mortgage-backed debt securities the Firm intended to sell. These securities were sold in 2009, resulting in the recognition of a recovery of $1 million.

Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the years ended December 31, 2011, 2010 and 2009, of the credit loss component of OTTI losses that have been recognized in income, related to debt securities that the Firm does not intend to sell.

Year ended December 31, (in millions)	2011	2010	2009
Balance, beginning of period	$632	$578	$—
Additions:
Newly credit-impaired securities	4	—	578
Increase in losses on previously credit-impaired securities	—	94	—
Losses reclassified from other comprehensive income on previously credit-impaired securities	72	6	—
Reductions:
Sales of credit-impaired securities	—	(31)	—
Impact of new accounting guidance related to VIEs	—	(15)	—
Balance, end of period	$708	$632	$578
Gross unrealized losses
Gross unrealized losses have generally increased since December 31, 2010, including those that have been in an unrealized loss position for 12 months or more. As of December 31, 2011, the Firm does not intend to sell the securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities reported in the table above for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of December 31, 2011.
Following is a description of the Firm’s principal investment securities with the most significant unrealized losses that have existed for 12 months or more as of December 31, 2011, and the key assumptions used in the Firm’s estimate of the present value of the cash flows most likely to be collected from these investments.
Mortgage-backed securities – Prime and Alt-A nonagency
As of December 31, 2011, gross unrealized losses related to prime and Alt-A residential mortgage-backed securities issued by private issuers were $218 million, of which $206 million related to securities that have been in an unrealized loss position for 12 months or more. The Firm has previously recognized OTTI on securities that are backed primarily by mortgages with higher credit risk characteristics based on collateral type, vintage and geographic concentration. The remaining securities that have not experienced OTTI generally either do not possess all of these characteristics or have sufficient credit enhancements, primarily in the form of subordination, to protect the investment. The average credit enhancements associated with the below investment-grade positions that have experienced OTTI losses and those that have not are 1% and 18%, respectively.
The Firm's cash flow estimates are based on a loan-level analysis that considers housing prices, loan-to-value (“LTV”) ratio, loan type, geographical location of the underlying property and unemployment rates, among other factors. The weighted-average underlying default rate on the positions was forecasted to be 25%; the related weighted-average loss severity forecast was 52%; and estimated voluntary prepayment rates ranged from 4% to 19%. Based on the results of this analysis, an OTTI loss of $76 million was recognized in 2011 on certain securities due to their higher loss assumptions, and the unrealized loss of $218 million is considered temporary as management believes that the credit enhancement levels for those securities remain sufficient to support the Firm’s investment.
Mortgage-backed securities – Non-U.S.
As of December 31, 2011, gross unrealized losses related to non-U.S. residential mortgage-backed securities were $687 million, of which $421 million related to securities that have been in an unrealized loss position for 12 months or more. Substantially all of these securities are rated “AAA,” “AA” or “A” and primarily represent mortgage exposures in the United Kingdom and the Netherlands. The key assumptions used in analyzing non-U.S. residential mortgage-backed securities for potential credit losses include credit enhancements, recovery rates, default rates, and constant prepayment rates. Credit enhancement is primarily in the form of subordination, which is a form of structural credit enhancement where realized losses associated with assets held in an issuing vehicle are allocated to the various tranches of securities issued by the vehicle considering their relative seniority. Credit

228	JPMorgan Chase & Co./2011 Annual Report

enhancement in the form of subordination was approximately 10% of the outstanding principal balance of securitized mortgage loans, compared with expected lifetime losses of 1% of the outstanding principal. In assessing potential credit losses, assumptions included recovery rates of 60%, default rates of 0.25% to 0.5% and constant prepayment rates of 15% to 20%. The unrealized loss is considered temporary, based on management’s assessment that the estimated future cash flows together with the credit enhancement levels for those securities remain sufficient to support the Firm’s investment.
Corporate debt securities
As of December 31, 2011, gross unrealized losses related to corporate debt securities were $1.6 billion, of which $746 million related to securities that have been in an unrealized loss position for 12 months or more. Substantially all of the corporate debt securities are rated investment-grade, including those in an unrealized loss position. Various factors were considered in assessing whether the Firm expects to recover the amortized cost of corporate debt securities including, but not limited to, the strength of issuer credit ratings, the financial condition of guarantors and the length of time and the extent to which a security’s fair value has been less than its amortized cost. The fair values of securities in an unrealized loss position were on average within approximately 4% of amortized cost. Based on management’s assessment, the Firm expects to recover the entire amortized cost basis of all corporate debt securities that were in an unrealized loss position as of December 31, 2011.

Asset-backed securities – Collateralized loan obligations
As of December 31, 2011, gross unrealized losses related to CLOs were $166 million, of which $117 million related to securities that were in an unrealized loss position for 12 months or more. Overall, losses have decreased since December 31, 2010, mainly as a result of lower default forecasts and spread tightening across various asset classes. Substantially all of these securities are rated “AAA,” “AA” or “A” and have an average credit enhancement of 30%. The key assumptions considered in analyzing potential credit losses were underlying loan and debt security defaults and loss severity. Based on current default trends for the collateral underlying the securities, the Firm assumed initial collateral default rates of 2% and 4% beginning in 2012 and thereafter. Further, loss severities were assumed to be 48% for loans and 82% for debt securities. Losses on collateral were estimated to occur approximately 18 months after default. The unrealized loss is considered temporary, based on management’s assessment that the estimated future cash flows together with the credit enhancement levels for those securities remain sufficient to support the Firm's investment.

JPMorgan Chase & Co./2011 Annual Report	229

Notes to consolidated financial statements

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at December 31, 2011, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

By remaining maturity December 31, 2011 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$15	$3,666	$3,932	$173,225	$180,838
Fair value	15	3,653	4,073	178,152	185,893
Average yield(b)	5.04%	3.20%	3.08%	3.64%	3.62%
U.S. Treasury and government agencies(a)
Amortized cost	$4,949	$2,984	$—	$251	$8,184
Fair value	4,952	3,099	—	300	8,351
Average yield(b)	0.58%	2.20%	—%	3.89%	1.27%
Obligations of U.S. states and municipalities
Amortized cost	$61	$306	$1,132	$13,905	$15,404
Fair value	62	326	1,206	14,946	16,540
Average yield(b)	3.10%	3.66%	3.59%	4.84%	4.72%
Certificates of deposit
Amortized cost	$3,017	$—	$—	$—	$3,017
Fair value	3,017	—	—	—	3,017
Average yield(b)	4.33%	—%	—%	—%	4.33%
Non-U.S. government debt securities
Amortized cost	$20,863	$15,967	$7,524	$590	$44,944
Fair value	20,861	16,106	7,700	598	45,265
Average yield(b)	1.27%	2.06%	2.86%	4.94%	1.87%
Corporate debt securities
Amortized cost	$22,019	$30,171	$11,398	$19	$63,607
Fair value	22,091	29,291	10,776	18	62,176
Average yield(b)	2.05%	3.09%	4.45%	5.42%	2.97%
Asset-backed securities
Amortized cost	$2	$5,965	$17,951	$16,335	$40,253
Fair value	2	6,102	18,287	16,443	40,834
Average yield(b)	2.28%	2.88%	2.02%	2.51%	2.35%
Total available-for-sale debt securities
Amortized cost	$50,926	$59,059	$41,937	$204,325	$356,247
Fair value	51,000	58,577	42,042	210,457	362,076
Average yield(b)	1.73%	2.75%	2.97%	3.64%	3.14%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$2,693	$2,693
Fair value	—	—	—	2,705	2,705
Average yield(b)	—%	—%	—%	0.38%	0.38%
Total available-for-sale securities
Amortized cost	$50,926	$59,059	$41,937	$207,018	$358,940
Fair value	51,000	58,577	42,042	213,162	364,781
Average yield(b)	1.73%	2.75%	2.97%	3.60%	3.12%
Total held-to-maturity securities
Amortized cost	$—	$8	$3	$1	$12
Fair value	—	9	3	1	13
Average yield(b)	—%	6.90%	6.76%	6.48%	6.84%

(a)	U.S. government agencies and U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at December 31, 2011.

(b)
Average yield is computed using the effective yield of each security owned at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts, and the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(c)
Includes securities with no stated maturity. Substantially all of the Firm’s residential mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately three years for agency residential mortgage-backed securities, two years for agency residential collateralized mortgage obligations and four years for nonagency residential collateralized mortgage obligations.

230	JPMorgan Chase & Co./2011 Annual Report

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
Securities financing agreements are treated as collateralized financings on the Firm’s Consolidated Balance Sheets. Resale and repurchase agreements are generally carried at the amounts at which the securities will be subsequently sold or repurchased, plus accrued interest. Securities borrowed and securities loaned transactions are generally carried at the amount of cash collateral advanced or received. Where appropriate under applicable accounting guidance, resale and repurchase agreements with the same counterparty are reported on a net basis. Fees received and paid in connection with securities financing agreements are recorded in interest income and interest expense, respectively.
The Firm has elected the fair value option for certain securities financing agreements. For further information regarding the fair value option, see Note 4 on pages 198–200 of this Annual Report. The securities financing agreements for which the fair value option has been elected are reported within securities purchased under resale agreements; securities loaned or sold under repurchase agreements; and securities borrowed on the Consolidated Balance Sheets. Generally, for agreements carried at fair value, current-period interest accruals are recorded within interest income and interest expense, with changes in fair value reported in principal transactions revenue. However, for financial instruments containing embedded derivatives that would be separately accounted for in accordance with accounting guidance for hybrid instruments, all changes in fair value, including any interest elements, are reported in principal transactions revenue.
The following table details the Firm’s securities financing agreements, all of which are accounted for as collateralized financings during the periods presented.

December 31, (in millions)	2011	2010
Securities purchased under resale agreements(a)	$235,000	$222,302
Securities borrowed(b)	142,462	123,587
Securities sold under repurchase agreements(c)	$197,789	$262,722
Securities loaned	14,214	10,592

(a)	At December 31, 2011 and 2010, included resale agreements of $24.9 billion and $20.3 billion, respectively, accounted for at fair value.

(b)	At December 31, 2011 and 2010, included securities borrowed of $15.3 billion and $14.0 billion, respectively, accounted for at fair value.

(c)	At December 31, 2011 and 2010, included repurchase agreements of $9.5 billion and $4.1 billion, respectively, accounted for at fair value.

The amounts reported in the table above were reduced by $115.7 billion and $112.7 billion at December 31, 2011 and 2010, respectively, as a result of agreements in effect that meet the specified conditions for net presentation under applicable accounting guidance.
JPMorgan Chase’s policy is to take possession, where possible, of securities purchased under resale agreements and of securities borrowed. The Firm monitors the value of the underlying securities (primarily G7 government securities, U.S. agency securities and agency MBS, and equities) that it has received from its counterparties and either requests additional collateral or returns a portion of the collateral when appropriate in light of the market value of the underlying securities. Margin levels are established initially based upon the counterparty and type of collateral and monitored on an ongoing basis to protect against declines in collateral value in the event of default. JPMorgan Chase typically enters into master netting agreements and other collateral arrangements with its resale agreement and securities borrowed counterparties, which provide for the right to liquidate the purchased or borrowed securities in the event of a customer default. As a result of the Firm’s credit risk mitigation practices described above on resale and securities borrowed agreements, the Firm did not hold any reserves for credit impairment on these agreements as of December 31, 2011 and 2010.
For further information regarding assets pledged and collateral received in securities financing agreements, see Note 30 on page 289 of this Annual Report.

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
The following provides a detailed accounting discussion of these loan categories:
Loans held-for-investment (other than PCI loans)
Originated or purchased loans held-for-investment, other than PCI loans, are measured at the principal amount outstanding, net of the following: allowance for loan losses; net charge-offs; interest applied to principal (for loans accounted for on the cost recovery method); unamortized discounts and premiums; and net deferred loan fees or costs.
Interest income
Interest income on performing loans held-for-investment, other than PCI loans, is accrued and recognized as interest

JPMorgan Chase & Co./2011 Annual Report	231

Notes to consolidated financial statements

income at the contractual rate of interest. Purchase price discounts or premiums, as well as net deferred loan fees or costs, are amortized into interest income over the life of the loan to produce a level rate of return.
Nonaccrual loans
Nonaccrual loans are those on which the accrual of interest has been suspended. Loans (other than credit card loans and certain consumer loans insured by U.S. government agencies) are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, which for consumer loans, excluding credit card, is generally determined when principal or interest is 90 days or more past due and collateral, if any, is insufficient to cover principal and interest. A loan is determined to be past due when the minimum payment is not received from the borrower by the contractually specified due date or for certain loans (e.g., residential real estate loans), when a monthly payment is due and unpaid for 30 days or more. All interest accrued but not collected is reversed against interest income at the date a loan is placed on nonaccrual status. In addition, the amortization of deferred amounts is suspended. In certain cases, interest income on nonaccrual loans may be recognized to the extent cash is received (i.e., cash basis) when the recorded loan balance is deemed fully collectible; however, if there is doubt regarding the ultimate collectibility of the recorded loan balance, all interest cash receipts are applied to reduce the carrying value of the loan (the cost recovery method).
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
Allowance for loan losses
The allowance for loan losses represents the estimated probable losses on held-for-investment loans. Changes in the allowance for loan losses are recorded in the provision for credit losses on the Firm’s Consolidated Statements of Income. See Note 15 on pages 252–255 for further information on the Firm’s accounting polices for the allowance for loan losses.
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
Consumer loans, other than risk-rated business banking and auto loans and PCI loans, are generally charged off to the allowance for loan losses upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council (“FFIEC”) policy. Residential mortgage loans and scored business banking loans are generally charged down to estimated net realizable value (the fair value of collateral less costs to sell) at no later than 180 days past due.
Collateral-dependent loans are charged down to estimated net realizable value when deemed impaired (for example, upon modification in a troubled debt restructuring). A loan is considered to be collateral-dependent when repayment of the loan is expected to be provided solely by the underlying collateral, rather than by cash flows from the borrower’s operations, income or other resources.
When a loan is charged down to the estimated net realizable value, the determination of the fair value of the collateral depends on the type of collateral (e.g., securities, real estate). In cases where the collateral is in the form of liquid securities, the fair value is based on quoted market prices or broker quotes. For illiquid securities or other financial assets, the fair value of the collateral is estimated using a discounted cash flow model.
For residential real estate loans, collateral values are based upon external valuation sources. When it becomes likely that a borrower is either unable or unwilling to pay, the Firm obtains a broker’s price opinion of the home based on an exterior-only valuation (“exterior opinions”), which is then updated at least every six months thereafter. As soon as practicable after taking physical possession of the property through foreclosure, the Firm obtains an appraisal based on an inspection that includes the interior of the home (“interior appraisals”). Exterior opinions and interior appraisals are discounted based upon the Firm’s experience with actual liquidation values as compared to the estimated values provided by exterior opinions and interior appraisals, considering state- and product-specific factors.
For commercial real estate loans, collateral values are generally based on appraisals from internal and external valuation sources. Collateral values are typically updated every six to twelve months, either by obtaining a new appraisal or by performing an internal analysis, in accordance with the Firm’s policies. The Firm also considers both borrower- and market-specific factors, which may result in obtaining appraisal updates or broker price opinions at more frequent intervals.
Loans held-for-sale
Held-for-sale loans are measured at the lower of cost or fair value, with valuation changes recorded in noninterest revenue. For wholesale loans, the valuation is performed on an individual loan basis. For consumer loans, the valuation is performed on a portfolio basis.

232	JPMorgan Chase & Co./2011 Annual Report

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
Loans at fair value
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
See Note 4 on pages 198–200 of this Annual Report for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 and Note 4 on pages 184–198 and 198–200 of this Annual Report for further information on loans carried at fair value and classified as trading assets.
PCI loans
PCI loans held-for-investment are initially measured at fair value. PCI loans have evidence of credit deterioration since the loan’s origination date and therefore it is probable, at acquisition, that all contractually required payments will not be collected. Because PCI loans are initially measured at fair value, which includes an estimate of future credit losses, no allowance for loan losses related to PCI loans is recorded at the acquisition date. See page 247 of this Note for information on accounting for PCI loans subsequent to their acquisition.
Loan classification changes
Loans in the held-for-investment portfolio that management decides to sell are transferred to the held-for-sale portfolio at the lower of cost or fair value on the date of transfer. Credit-related losses are charged against the allowance for loan losses; losses due to changes in interest rates or foreign currency exchange rates are recognized in noninterest revenue.
In the event that management decides to retain a loan in the held-for-sale portfolio, the loan is transferred to the held-for-investment portfolio at the lower of cost or fair value on the date of transfer. These loans are subsequently assessed for impairment based on the Firm’s allowance methodology. For a further discussion of the methodologies used in establishing the Firm’s allowance for loan losses, see Note 15 on pages 252–255 of this Annual Report.
Loan modifications
The Firm seeks to modify certain loans in conjunction with its loss-mitigation activities. Through the modification, JPMorgan Chase grants one or more concessions to a borrower who is experiencing financial difficulty in order to minimize the Firm’s economic loss, avoid foreclosure or repossession of the collateral, and to ultimately maximize payments received by the Firm from the borrower. The concessions granted vary by program and by borrower-specific characteristics, and may include interest rate reductions, term extensions, payment deferrals, or the acceptance of equity or other assets in lieu of payments. In certain limited circumstances, loan modifications include principal forgiveness.
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
Loans, except for credit card loans, modified in a TDR are generally placed on nonaccrual status, although in many cases such loans were already on nonaccrual status prior to modification. These loans may be returned to performing status (resuming the accrual of interest) if the following criteria are met: (a) the borrower has performed under the modified terms for a minimum of six months and/or six payments, and (b) the Firm has an expectation that repayment of the modified loan is reasonably assured based on, for example, the borrower’s debt capacity and level of future earnings, collateral values, LTV ratios, and other current market considerations. In certain limited and well-defined circumstances in which the loan is current at the modification date, such loans are not placed on nonaccrual status at the time of modification.
Because loans modified in TDRs are considered to be impaired, these loans are evaluated for an asset-specific allowance, which considers the expected re-default rates for the modified loans and is determined based on the same methodology used to estimate the Firm’s asset-specific allowance component. A loan modified in a TDR remains subject to the asset-specific allowance methodology

JPMorgan Chase & Co./2011 Annual Report	233

Notes to consolidated financial statements

throughout its remaining life, regardless of whether the loan is performing and has been returned to accrual status. For further discussion of the methodology used to estimate the Firm’s asset-specific allowance, see Note 15 on pages 252–255 of this Annual Report.
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
• Home equity – junior lien
• Prime mortgage, including
     option ARMs
• Subprime mortgage
Other consumer loans
• Auto(c)
• Business banking(c)
• Student and other
Residential real estate – PCI
• Home equity
• Prime mortgage
• Subprime mortgage
• Option ARMs
• Chase, excluding accounts originated by Washington Mutual • Accounts originated by Washington Mutual

(a)	Includes loans reported in IB, Commercial Banking (“CB”), Treasury & Securities Services (“TSS”), Asset Management (“AM”), and Corporate/Private Equity segments.

(b)	Includes loans reported in RFS, auto and student loans reported in Card Services & Auto (“Card”), and residential real estate loans reported in the Corporate/Private Equity and AM segment.

(c)
Includes auto and business banking risk-rated loans that apply the wholesale methodology for determining the allowance for loan losses; these loans are managed by Card and RFS, respectively, and therefore, for consistency in presentation, are included with the other consumer loan classes.

The following table summarizes the Firm’s loan balances by portfolio segment.

December 31, 2011 (in millions)	Wholesale	Consumer, excluding credit card	Credit card	Total
Retained	$278,395	$308,427	$132,175	$718,997	(a)
Held-for-sale	2,524	—	102	2,626
At fair value	2,097	—	—	2,097
Total	$283,016	$308,427	$132,277	$723,720

December 31, 2010 (in millions)	Wholesale	Consumer, excluding credit card	Credit card	Total
Retained	$222,510	$327,464	$135,524	$685,498	(a)
Held-for-sale	3,147	154	2,152	5,453
At fair value	1,976	—	—	1,976
Total	$227,633	$327,618	$137,676	$692,927

(a)
Loans (other than PCI loans and those for which the fair value option has been selected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $2.7 billion and $1.9 billion at December 31, 2011 and 2010, respectively.

234	JPMorgan Chase & Co./2011 Annual Report

The following table provides information about the carrying value of retained loans purchased, retained loans sold and retained loans reclassified to held-for-sale during the periods indicated. These tables exclude loans recorded at fair value. On an ongoing basis, the Firm manages its exposure to credit risk. Selling loans is one way that the Firm reduces its credit exposures.

Year ended December 31, 2011 (in millions)	Wholesale	Consumer, excluding credit card	Credit card	Total
Purchases	$906	$7,525	$—	$8,431
Sales	3,289	1,384	—	4,673
Retained loans reclassified to held-for-sale	538	—	2,006	2,544
The following table provides information about gains/(losses) on loan sales by portfolio segment.

Year ended December 31, (in millions)	2011	2010	2009
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Wholesale	$121	$215	$291
Consumer, excluding credit card	131	265	127
Credit card	(24)	(16)	21
Total net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)	$228	$464	$439

(a)	Excludes sales related to loans accounted for at fair value.

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
Management considers several factors to determine an appropriate risk rating, including the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources for repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. Risk ratings generally represent ratings profiles similar to those defined by S&P and Moody’s. Investment grade ratings range from “AAA/Aaa” to “BBB-/Baa3.” Noninvestment grade ratings are classified as noncriticized (“BB+/Ba1 and B-/B3”) and criticized (“CCC+”/“Caa1 and below”), and the criticized portion is further subdivided into performing and nonaccrual loans, representing management’s assessment of the collectibility of principal and interest. Criticized loans have a higher probability of default than noncriticized loans.
Risk ratings are reviewed on a regular and ongoing basis by Credit Risk Management and are adjusted as necessary for updated information affecting the obligor’s ability to fulfill its obligations.
As noted above, the risk rating of a loan considers the industry in which the obligor conducts its operations. As part of the overall credit risk management framework, the Firm focuses on the management and diversification of its industry and client exposures, with particular attention paid to industries with actual or potential credit concern. See Note 5 on page 201 in this Annual Report for further detail on industry concentrations.

JPMorgan Chase & Co./2011 Annual Report	235

Notes to consolidated financial statements

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

As of or for the year ended December 31, (in millions, except ratios)	Commercial and industrial		Real estate
	2011	2010	2011	2010
Loans by risk ratings
Investment grade	$52,428	$31,697	$33,920	$28,504
Noninvestment grade:
Noncriticized	38,644	30,874	15,972	16,425
Criticized performing	2,254	2,371	3,906	5,769
Criticized nonaccrual	889	1,634	886	2,937
Total noninvestment grade	41,787	34,879	20,764	25,131
Total retained loans	$94,215	$66,576	$54,684	$53,635
% of total criticized to total retained loans	3.34%	6.02%	8.76%	16.23%
% of nonaccrual loans to total retained loans	0.94	2.45	1.62	5.48
Loans by geographic distribution(a)
Total non-U.S.	$30,813	$17,731	$1,497	$1,963
Total U.S.	63,402	48,845	53,187	51,672
Total retained loans	$94,215	$66,576	$54,684	$53,635

Net charge-offs	$124	$403	$256	$862
% of net charge-offs to end-of-period retained loans	0.13%	0.61%	0.47%	1.61%

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$93,060	$64,501	$53,387	$50,299
30–89 days past due and still accruing	266	434	327	290
90 or more days past due and still accruing(c)	—	7	84	109
Criticized nonaccrual	889	1,634	886	2,937
Total retained loans	$94,215	$66,576	$54,684	$53,635

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(b)
The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality. For a discussion of more significant risk factors, see page 235 of this Note.

(c)	Represents loans that are considered well-collateralized and therefore still accruing interest.

(d)	Other primarily includes loans to SPEs and loans to private banking clients. See Note 1 on pages 182–183 of this Annual Report for additional information on SPEs.
The following table presents additional information on the real estate class of loans within the Wholesale portfolio segment for the periods indicated. The real estate class primarily consists of secured commercial loans mainly to borrowers for multi-family and commercial lessor properties. Multifamily lending specifically finances apartment buildings. Commercial lessors receive financing specifically for real estate leased to retail, office and industrial tenants. Commercial construction and development loans represent financing for the construction of apartments, office and professional buildings and malls. Other real estate loans include lodging, real estate investment trusts (“REITs”), single-family, homebuilders and other real estate.

December 31, (in millions, except ratios)	Multifamily		Commercial lessors
	2011	2010	2011	2010
Real estate retained loans	$32,524	$30,604	$14,444	$15,796
Criticized exposure	2,451	3,798	1,662	3,593
% of criticized exposure to total real estate retained loans	7.54%	12.41%	11.51%	22.75%
Criticized nonaccrual	$412	$1,016	$284	$1,549
% of criticized nonaccrual to total real estate retained loans	1.27%	3.32%	1.97%	9.81%

236	JPMorgan Chase & Co./2011 Annual Report

(table continued from previous page)

Financial institutions		Government agencies		Other(d)		Total retained loans
2011	2010	2011	2010	2011	2010	2011	2010

$28,804	$22,525	$7,421	$6,871	$74,497	$56,450	$197,070	$146,047

9,132	8,480	378	382	7,583	6,012	71,709	62,173
246	317	4	3	808	320	7,218	8,780
37	136	16	22	570	781	2,398	5,510
9,415	8,933	398	407	8,961	7,113	81,325	76,463
$38,219	$31,458	$7,819	$7,278	$83,458	$63,563	$278,395	$222,510
0.74%	1.44%	0.26%	0.34%	1.65%	1.73%	3.45%	6.42%
0.10	0.43	0.20	0.30	0.68	1.23	0.86	2.48

$29,996	$19,756	$583	$870	$32,275	$25,831	$95,164	$66,151
8,223	11,702	7,236	6,408	51,183	37,732	183,231	156,359
$38,219	$31,458	$7,819	$7,278	$83,458	$63,563	$278,395	$222,510

$(137)	$72	$—	$2	$197	$388	$440	$1,727
(0.36)%	0.23%	—%	0.03%	0.24%	0.61%	0.16%	0.78%

$38,129	$31,289	$7,780	$7,222	$81,802	$61,837	$274,158	$215,148
51	31	23	34	1,072	704	1,739	1,493
2	2	—	—	14	241	100	359
37	136	16	22	570	781	2,398	5,510
$38,219	$31,458	$7,819	$7,278	$83,458	$63,563	$278,395	$222,510

(table continued from previous page)

Commercial construction and development		Other		Total real estate loans
2011	2010	2011	2010	2011	2010
$3,148	$3,395	$4,568	$3,840	$54,684	$53,635
297	619	382	696	4,792	8,706
9.43%	18.23%	8.36%	18.13%	8.76%	16.23%
$69	$174	$121	$198	$886	$2,937
2.19%	5.13%	2.65%	5.16%	1.62%	5.48%

JPMorgan Chase & Co./2011 Annual Report	237

Notes to consolidated financial statements

Wholesale impaired loans and loan modifications
Wholesale impaired loans include loans that have been placed on nonaccrual status and/or that have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 15 on pages 252–255 of this Note.
The table below set forth information about the Firm’s wholesale impaired loans.

December 31, (in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Impaired loans
With an allowance	$828	$1,512	$621	$2,510	$21	$127	$16	$22	$473	$697	$1,959	$4,868
Without an allowance(a)	177	157	292	445	18	8	—	—	103	8	590	618
Total impaired loans	$1,005	$1,669	$913	$2,955	$39	$135	$16	$22	$576	$705	$2,549	$5,486
Allowance for loan losses related to impaired loans	$276	$435	$148	$825	$5	$61	$10	$14	$77	$239	$516	$1,574
Unpaid principal balance of impaired loans(b)	1,705	2,453	1,124	3,487	63	244	17	30	1,008	1,046	3,917	7,260

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at December 31, 2011 and 2010. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

The following table presents the Firm’s average impaired loans for the years ended 2011, 2010 and 2009.

Year ended December 31, (in millions)	2011	2010	2009
Commercial and industrial	$1,309	$1,655	$1,767
Real estate	1,813	3,101	2,420
Financial institutions	84	304	685
Government agencies	20	5	4
Other	634	884	468
Total(a)	$3,860	$5,949	$5,344

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the years ended December 31, 2011, 2010 and 2009.
Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. The following table provides information about the Firm’s wholesale loans that have been modified in TDRs as of the dates presented.

December 31, (in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Loans modified in troubled debt restructurings	$531	$212	$176	$907	$2	$1	$16	$22	$25	$1	$750	$1,143
TDRs on nonaccrual status	415	163	128	831	—	1	16	22	19	1	578	1,018
Additional commitments to lend to borrowers whose loans have been modified in TDRs	147	1	—	—	—	—	—	—	—	—	147	1
TDR activity rollforward
The following table reconciles the beginning and ending balances of wholesale loans modified in TDRs for the period presented and provides information regarding the nature and extent of modifications during the period.

Year ended December 31, 2011 (in millions)	Commercial and industrial	Real estate	Other (b)	Total
Beginning balance of TDRs	$212	$907	$24	$1,143
New TDRs	665	113	32	810
Increases to existing TDRs	96	16	—	112
Charge-offs post-modification	(30)	(146)	—	(176)
Sales and other(a)	(412)	(714)	(13)	(1,139)
Ending balance of TDRs	$531	$176	$43	$750

(a)	Sales and other are predominantly sales and paydowns, but may include performing loans restructured at market rates that are no longer reported as TDRs.

(b)	Includes loans to Financial institutions, Government agencies and Other.

238	JPMorgan Chase & Co./2011 Annual Report

Financial effects of modifications and redefaults
Loans modified as TDRs during the year ended December 31, 2011, are predominantly term or payment extensions and, to a lesser extent, deferrals of principal and/or interest on commercial and industrial and real estate loans. The average term extension granted on loans with term or payment extensions was 3.3 years for the year ended December 31, 2011. The weighted-average remaining term for all loans modified during the year ended December 31, 2011 was 4.5 years. Wholesale TDR loans that redefaulted within one year of the modification were $96 million during the year ended December 31, 2011. A payment default is deemed to occur when the borrower has not made a loan payment by its scheduled due date after giving effect to any contractual grace period.
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
The table below provides information about consumer retained loans by class, excluding the Credit card loan portfolio segment.

December 31, (in millions)	2011	2010
Residential real estate – excluding PCI
Home equity:
Senior lien	$21,765	$24,376
Junior lien	56,035	64,009
Mortgages:
Prime, including option ARMs	76,196	74,539
Subprime	9,664	11,287
Other consumer loans
Auto	47,426	48,367
Business banking	17,652	16,812
Student and other	14,143	15,311
Residential real estate – PCI
Home equity	22,697	24,459
Prime mortgage	15,180	17,322
Subprime mortgage	4,976	5,398
Option ARMs	22,693	25,584
Total retained loans	$308,427	$327,464
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

•
For residential real estate loans, including both non-PCI and PCI portfolios, the current estimated LTV ratio, or the combined LTV ratio in the case of loans with a junior lien, is an indicator of the potential loss severity in the event of default. Additionally, LTV or combined LTV can provide insight into a borrower’s continued willingness to pay, as the delinquency rate of high-LTV loans tends to be greater than that for loans where the borrower has equity in the collateral. The geographic distribution of the loan collateral also provides insight as to the credit quality of the portfolio, as factors such as the regional economy, home price changes and specific events such as hurricanes, earthquakes, etc., will affect credit quality. The borrower’s current or “refreshed” FICO score is a secondary credit-quality indicator for certain loans, as FICO scores are an indication of the borrower’s credit payment history. Thus, a loan to a borrower with a low FICO score (660 or below) is considered to be of higher risk than a loan to a borrower with a high FICO score. Further, a loan to a borrower with a high LTV ratio and a low FICO score is at greater risk of default than a loan to a borrower that has both a high LTV ratio and a high FICO score.

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

JPMorgan Chase & Co./2011 Annual Report	239

Notes to consolidated financial statements

or unwilling to repay the loan, and the value of the collateral does not support the repayment of the loan, resulting in relatively high charge-off rates for this product class; and (ii) the lengthening of loss-mitigation timelines may result in higher delinquency rates for loans carried at estimated collateral value that remain on the Firm’s Consolidated Balance Sheets.

Residential real estate – excluding PCI loans
	Home equity
December 31, (in millions, except ratios)	Senior lien		Junior lien
	2011	2010	2011	2010
Loan delinquency(a)
Current and less than 30 days past due	$20,992	$23,615	$54,533	$62,315
30–149 days past due	405	414	1,272	1,508
150 or more days past due	368	347	230	186
Total retained loans	$21,765	$24,376	$56,035	$64,009
% of 30+ days past due to total retained loans	3.55%	3.12%	2.68%	2.65%
90 or more days past due and still accruing	$—	$—	$—	$—
90 or more days past due and government guaranteed(b)	—	—	—	—
Nonaccrual loans	495	479	792	784
Current estimated LTV ratios(c)(d)(e)(f)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$341	$363	$6,463	$6,928
Less than 660	160	196	2,037	2,495
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	663	619	8,775	9,403
Less than 660	241	249	2,510	2,873
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	1,850	1,900	11,433	13,333
Less than 660	601	657	2,616	3,155
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	15,350	17,474	19,326	22,527
Less than 660	2,559	2,918	2,875	3,295
U.S. government-guaranteed	—	—	—	—
Total retained loans	$21,765	$24,376	$56,035	$64,009
Geographic region
California	$3,066	$3,348	$12,851	$14,656
New York	3,023	3,272	10,979	12,278
Florida	992	1,088	3,006	3,470
Illinois	1,495	1,635	3,785	4,248
Texas	3,027	3,594	1,859	2,239
New Jersey	687	732	3,238	3,617
Arizona	1,339	1,481	2,552	2,979
Washington	714	776	1,895	2,142
Ohio	1,747	2,010	1,328	1,568
Michigan	1,044	1,176	1,400	1,618
All other(g)	4,631	5,264	13,142	15,194
Total retained loans	$21,765	$24,376	$56,035	$64,009

(a)
Individual delinquency classifications included mortgage loans insured by U.S. government agencies as follows: current and less than 30 days past due includes $3.0 billion and $2.5 billion; 30–149 days past due includes $2.3 billion and $2.5 billion; and 150 or more days past due includes $10.3 billion and $7.9 billion at December 31, 2011 and 2010, respectively.

(b)
These balances, which are 90 days or more past due but insured by U.S. government agencies, are excluded from nonaccrual loans. In predominately all cases, 100% of the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed servicing guidelines. These amounts are excluded from nonaccrual loans because reimbursement of insured and guaranteed amounts is proceeding normally. At December 31, 2011 and 2010, these balances included $7.0 billion and $2.8 billion, respectively, of loans that are no longer accruing interest because interest has been curtailed by the U.S. government agencies although, in predominantly all cases, 100% of the principal is still insured. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate.

(c)
Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated, at a minimum, quarterly, based on home valuation models using nationally recognized home price index valuation estimates incorporating actual data to the extent available and forecasted data where actual data is not available. These property values do not represent actual appraised loan level collateral values; as such, the resulting ratios are necessarily imprecise and should be viewed as estimates.

(d)	Junior lien represents combined LTV, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property.

(e)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm at least on a quarterly basis.

(f)	For senior lien home equity loans, prior-period amounts have been revised to conform with the current-period presentation.

(g)	At December 31, 2011 and 2010, included mortgage loans insured by U.S. government agencies of $15.6 billion and $12.9 billion, respectively.

(h)
At December 31, 2011 and 2010, excluded mortgage loans insured by U.S. government agencies of $12.6 billion and $10.3 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

240	JPMorgan Chase & Co./2011 Annual Report

(table continued from previous page)

Mortgages
Prime, including option ARMs				Subprime		Total residential real estate – excluding PCI
2011		2010		2011	2010	2011		2010

$59,855		$59,223		$7,585	$8,477	$142,965		$153,630
3,475		4,052		820	1,184	5,972		7,158
12,866		11,264		1,259	1,626	14,723		13,423
$76,196		$74,539		$9,664	$11,287	$163,660		$174,211
4.96%	(h)	6.68%	(h)	21.51%	24.90%	4.97%	(h)	5.88%	(h)
$—		$—		$—	$—	$—		$—
11,516		9,417		—	—	11,516		9,417
3,462		4,320		1,781	2,210	6,530		7,793

$3,168		$3,039		$367	$338	$10,339		$10,668
1,416		1,595		1,061	1,153	4,674		5,439

4,626		4,733		506	506	14,570		15,261
1,636		1,775		1,284	1,486	5,671		6,383

9,343		10,720		817	925	23,443		26,878
2,349		2,786		1,556	1,955	7,122		8,553

33,849		32,385		1,906	2,252	70,431		74,638
4,225		4,557		2,167	2,672	11,826		13,442
15,584		12,949		—	—	15,584		12,949
$76,196		$74,539		$9,664	$11,287	$163,660		$174,211

$18,029		$19,278		$1,463	$1,730	$35,409		$39,012
10,200		9,587		1,217	1,381	25,419		26,518
4,565		4,840		1,206	1,422	9,769		10,820
3,922		3,765		391	468	9,593		10,116
2,851		2,569		300	345	8,037		8,747
2,042		2,026		461	534	6,428		6,909
1,194		1,320		199	244	5,284		6,024
1,878		2,056		209	247	4,696		5,221
441		462		234	275	3,750		4,315
909		963		246	294	3,599		4,051
30,165		27,673		3,738	4,347	51,676		52,478
$76,196		$74,539		$9,664	$11,287	$163,660		$174,211

JPMorgan Chase & Co./2011 Annual Report	241

Notes to consolidated financial statements

The following table represents the Firm’s delinquency statistics for junior lien home equity loans as of December 31, 2011 and 2010.

	Delinquencies
December 31, 2011 (in millions, except ratios)	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
HELOCs:(a)
Within the revolving period(b)	$606	$314	$173	$47,760	2.29%
Within the required amortization period	45	19	15	1,636	4.83
HELOANs	188	100	42	6,639	4.97
Total	$839	$433	$230	$56,035	2.68%

	Delinquencies
December 31, 2010 (in millions, except ratios)	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
HELOCs:(a)
Within the revolving period(b)	$665	$384	$145	$54,434	2.19%
Within the required amortization period	41	19	10	1,177	5.95
HELOANs	250	149	31	8,398	5.12
Total	$956	$552	$186	$64,009	2.65%
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
Impaired loans

The table below sets forth information about the Firm’s residential real estate impaired loans, excluding PCI. These loans are considered to be impaired as they have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 15 on pages 252–255 of this Annual Report.

	Home equity				Mortgages				Total residential real estate – excluding PCI
December 31, (in millions)	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Impaired loans
With an allowance	$319	$211	$622	$258	$4,332	$1,525	$3,047	$2,563	$8,320	$4,557
Without an allowance(a)	16	15	35	25	545	559	172	188	768	787
Total impaired loans(b)	$335	$226	$657	$283	$4,877	$2,084	$3,219	$2,751	$9,088	$5,344
Allowance for loan losses related to impaired loans	$80	$77	$141	$82	$4	$97	$366	$555	$591	$811
Unpaid principal balance of impaired loans(c)	433	265	994	402	6,190	2,751	4,827	3,777	12,444	7,195
Impaired loans on nonaccrual status	77	38	159	63	922	534	832	632	1,990	1,267

(a)
When discounted cash flows or collateral value equals or exceeds the recorded investment in the loan, the loan does not require an allowance.     This typically occurs when an impaired loan has been partially charged off.

(b)
At December 31, 2011 and 2010, $4.3 billion and $3.0 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Services (“RHS”)) were excluded from loans accounted for as TDRs. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)
Represents the contractual amount of principal owed at December 31, 2011 and 2010. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

242	JPMorgan Chase & Co./2011 Annual Report

The following table presents average impaired loans and the related interest income reported by the Firm.

Year ended December 31,	Average impaired loans			Interest income on impaired loans(a)			Interest income on impaired loans on a cash basis(a)
(in millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Home equity
Senior lien	$287	$207	$142	$10	$15	$7	$1	$1	$1
Junior lien	521	266	187	18	10	9	2	1	1
Mortgages
Prime, including option ARMs	3,859	1,530	496	147	70	34	14	14	8
Subprime	3,083	2,539	1,948	148	121	98	16	19	6
Total residential real estate – excluding PCI	$7,750	$4,542	$2,773	$323	$216	$148	$33	$35	$16

(a)
Generally, interest income on loans modified in a TDR is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms. As of December 31, 2011 and 2010, $886 million and $580 million, respectively, of loans were TDRs for which the borrowers had not yet made six payments under their modified terms.

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
In order to be offered a permanent modification under HAMP, a borrower must successfully make three payments under the new terms during a trial modification period. The Firm also offers one proprietary modification program that is similar to HAMP and that includes a comparable trial modification period. Borrowers who do not successfully complete the trial modification period do not qualify to have their loans permanently modified under that particular program; however, in certain cases, the Firm considers whether the borrower might qualify for a different loan modification program.
Permanent modifications of residential real estate loans, excluding PCI loans, are generally accounted for and reported as TDRs. In addition, in the fourth quarter of 2011, the Firm began to characterize as TDRs loans to borrowers who have been approved for a trial modification either under HAMP or under the proprietary program noted above, even though such loans have not yet been permanently modified. Regardless of whether the borrower successfully completes the trial modification, such loans will continue to be reported as TDRs until charged-off, repaid or otherwise liquidated. The Firm previously considered the risk characteristics of loans in a trial modification in determining its formula-based allowance for loan losses. As a result, the recharacterization of trial modifications as TDRs during the fourth quarter of 2011 did not have a significant impact on the Firm’s allowance for loan losses.
There were no additional commitments to lend to borrowers whose residential real estate loans, excluding PCI loans, have been modified in TDRs.

TDR activity rollforward
The following tables reconcile the beginning and ending balances of residential real estate loans, excluding PCI loans, modified in TDRs for the periods presented.

	Home equity		Mortgages		Total residential real estate – (excluding PCI)
Year ended December 31, 2011 (in millions)	Senior lien	Junior lien	Prime, including option ARMs	Subprime
Beginning balance of TDRs	$226	$283	$2,084	$2,751	$5,344
New TDRs(a)	138	518	3,268	883	4,807
Charge-offs post-modification(b)	(15)	(78)	(119)	(234)	(446)
Foreclosures and other liquidations (e.g., short sales)	—	(11)	(108)	(82)	(201)
Principal payments and other	(14)	(55)	(248)	(99)	(416)
Ending balance of TDRs	$335	$657	$4,877	$3,219	$9,088
Permanent modifications	$285	$634	$4,601	$3,029	$8,549
Trial modifications	$50	$23	$276	$190	$539

(a)
Includes all loans to borrowers who were approved for trial modification on or after January 1, 2011, as well as all loans permanently modified during the year ended December 31, 2011. In the event that a trial modification is reported as a new TDR, any subsequent permanent modification of that same loan is not reported as a new TDR.

(b)	Includes charge-offs on unsuccessful trial modifications.

JPMorgan Chase & Co./2011 Annual Report	243

Notes to consolidated financial statements

Nature and extent of modifications
MHA, as well as the Firm’s proprietary modification programs, generally provide various concessions to financially troubled borrowers including, but not limited to, interest rate reductions, term or payment extensions and deferral of principal and/or interest payments that would otherwise have been required under the terms of the original agreement. The following table provides information about how residential real estate loans, excluding PCI loans, were permanently modified during the period presented.

	Home equity		Mortgages
Year ended December 31, 2011	Senior lien	Junior lien	Prime, including option ARMs	Subprime	Total residential real estate – (excluding PCI)
Number of loans approved for a trial modification, but not permanently modified	654	778	898	1,730	4,060
Number of loans permanently modified	1,006	9,142	9,579	4,972	24,699
Permanent concession granted:(a)(b)
Interest rate reduction	80%	95%	53%	80%	75%
Term or payment extension	88	81	71	72	75
Principal and/or interest deferred	10	21	17	19	19
Principal forgiveness	7	20	2	13	11
Other(c)	29	7	68	26	35

(a)	As a percentage of the number of loans permanently modified. The sum of the percentages exceeds 100% because predominantly all of the permanent modifications include more than one type of concession.

(b)
Except for the "Other" category, the percentages representing the various types of concessions granted are estimated to be materially consistent with those related to loans approved for trial modification.

(c)	Represents variable interest rate to fixed interest rate modifications. To date, these concessions have solely related to permanent modifications.
Financial effects of modifications and redefaults
The following table provides information about the financial effects of the various concessions granted in permanent modifications of residential real estate loans, excluding PCI, and also about redefaults of certain loans modified in TDRs for the period presented.

Year ended December 31, 2011 (in millions, except weighted-average data and number of loans)	Home equity		Mortgages		Total residential real estate – (excluding PCI)
	Senior lien	Junior lien	Prime, including option ARMs	Subprime
Weighted-average interest rate of loans with interest rate reductions – before TDR(a)	7.25%	5.46%	5.98%	8.25%	6.44%
Weighted-average interest rate of loans with interest rate reductions – after TDR(a)	3.51	1.49	3.34	3.46	3.09
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR(a)	18	21	25	23	24
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR(a)	30	34	35	34	35
Charge-offs recognized upon permanent modification	$1	$117	$61	$19	$198
Principal deferred(b)	4	35	167	61	267
Principal forgiven(b)	1	62	20	46	129
Number of loans that redefaulted within one year of permanent modification(c)	222	1,310	1,142	1,989	4,663
Balance of loans that redefaulted within one year of permanent modification(c)	$18	$52	$340	$281	$691
Cumulative permanent modification redefault rates(d)	21%	14%	13%	28%	18%

(a)
Represents information about loans that have been permanently modified. The financial effects of such concessions related to loans approved for trial modification are estimated to be materially consistent with the financial effects presented above.

(b)
Represents information about loans that have been permanently modified. Principal deferred and principal forgiven related to loans approved for trial modification totaled $125 million for the year ended December 31, 2011.

(c)
Represents loans permanently modified in TDRs that experienced a payment default in the period presented, and for which the payment default occurred within one year of the modification. The dollar amounts presented represent the balance of such loans at the end of the reporting period in which they defaulted. For residential real estate loans modified in TDRs, payment default is deemed to occur when the loan becomes two contractual payments past due. In the event that a modified loan redefaults, it is probable that the loan will ultimately be liquidated through foreclosure or another similar type of liquidation transaction. Redefaults of loans modified within the last 12 months may not be representative of ultimate redefault levels.

(d)	Based upon permanent modifications completed after October 1, 2009, that are seasoned more than six months.
Approximately 85% of the trial modifications approved on or after July 1, 2010 (the approximate date on which substantial revisions were made to the HAMP program), that are seasoned more than six months have been successfully converted to permanent modifications.

244	JPMorgan Chase & Co./2011 Annual Report

At December 31, 2011, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 7.0 years, 6.9 years, 9.0 years and 6.7 years for senior lien home equity, junior lien home equity, prime mortgage, including option ARMs, and subprime mortgage, respectively. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).
Other consumer loans
The tables below provide information for other consumer retained loan classes, including auto, business banking and student loans.

December 31, (in millions, except ratios)	Auto		Business banking		Student and other				Total other consumer
	2011	2010	2011	2010	2011		2010		2011		2010
Loan delinquency(a)
Current and less than 30 days past due	$46,891	$47,778	$17,173	$16,240	$12,905		$13,998		$76,969		$78,016
30–119 days past due	528	579	326	351	777		795		1,631		1,725
120 or more days past due	7	10	153	221	461		518		621		749
Total retained loans	$47,426	$48,367	$17,652	$16,812	$14,143		$15,311		$79,221		$80,490
% of 30+ days past due to total retained loans	1.13%	1.22%	2.71%	3.40%	1.76%	(d)	1.61%	(d)	1.59%	(d)	1.75%	(d)
90 or more days past due and still accruing (b)	$—	$—	$—	$—	$551		$625		$551		$625
Nonaccrual loans	118	141	694	832	69		67		881		1,040
Geographic region
California	$4,413	$4,307	$1,342	$851	$1,261		$1,330		$7,016		$6,488
New York	3,616	3,875	2,792	2,877	1,401		1,305		7,809		8,057
Florida	1,881	1,923	313	220	658		722		2,852		2,865
Illinois	2,496	2,608	1,364	1,320	851		940		4,711		4,868
Texas	4,467	4,505	2,680	2,550	1,053		1,273		8,200		8,328
New Jersey	1,829	1,842	376	422	460		502		2,665		2,766
Arizona	1,495	1,499	1,165	1,218	316		387		2,976		3,104
Washington	735	716	160	115	249		279		1,144		1,110
Ohio	2,633	2,961	1,541	1,647	880		1,010		5,054		5,618
Michigan	2,282	2,434	1,389	1,401	637		729		4,308		4,564
All other	21,579	21,697	4,530	4,191	6,377		6,834		32,486		32,722
Total retained loans	$47,426	$48,367	$17,652	$16,812	$14,143		$15,311		$79,221		$80,490
Loans by risk ratings(c)
Noncriticized	$6,775	$5,803	$11,749	$10,351	NA		NA		$18,524		$16,154
Criticized performing	166	265	817	982	NA		NA		983		1,247
Criticized nonaccrual	3	12	524	574	NA		NA		527		586

(a)
Loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) are included in the delinquency classifications presented based on their payment status. Prior-period amounts have been revised to conform with the current-period presentation.

(b)	These amounts represent student loans, which are insured by U.S. government agencies under the FFELP. These amounts were accruing as reimbursement of insured amounts is proceeding normally.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(d)
December 31, 2011 and 2010, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $989 million and $1.1 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

JPMorgan Chase & Co./2011 Annual Report	245

Notes to consolidated financial statements

Other consumer impaired loans and loan modifications
The tables below set forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

December 31, (in millions)	Auto		Business banking		Total other consumer(c)
	2011	2010	2011	2010	2011	2010
Impaired loans
With an allowance	$88	$102	$713	$774	$801	$876
Without an allowance(a)	3	—	—	—	3	—
Total impaired loans	$91	$102	$713	$774	$804	$876
Allowance for loan losses related to impaired loans	$12	$16	$225	$248	$237	$264
Unpaid principal balance of impaired loans(b)	126	132	822	899	948	1,031
Impaired loans on nonaccrual status	41	50	551	647	592	697

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at December 31, 2011 and 2010. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(c)	There were no impaired student and other loans at December 31, 2011 and 2010.
The following table presents average impaired loans for the periods presented.

Year ended December 31, (in millions)	Average impaired loans(b)
	2011	2010	2009
Auto	$92	$120	$100
Business banking	760	682	396
Total other consumer(a)	$852	$802	$496

(a)	There were no impaired student and other loans for the years ended 2011, 2010 and 2009.

(b)	The related interest income on impaired loans, including those on a cash basis, was not material for the years ended 2011, 2010 and 2009.
Loan modifications
The following table provides information about the Firm’s other consumer loans modified in TDRs. All of these TDRs are reported as impaired loans in the tables above.

December 31, (in millions)	Auto		Business banking		Total other consumer(c)
	2011	2010	2011	2010	2011	2010
Loans modified in troubled debt restructurings(a)(b)	$88	$91	$415	$395	$503	$486
TDRs on nonaccrual status	38	39	253	268	291	307

(a)	These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of December 31, 2011 and 2010, were immaterial.

(c)	There were no student and other loans modified in TDRs at December 31, 2011 and 2010.
TDR activity rollforward
The following table reconciles the beginning and ending balances of other consumer loans modified in TDRs for the period presented.

Year ended December 31, 2011
(in millions)	Auto	Business banking	Total other consumer
Beginning balance of TDRs	$91	$395	$486
New TDRs	54	195	249
Charge-offs	(5)	(11)	(16)
Foreclosures and other liquidations	—	(3)	(3)
Principal payments and other	(52)	(161)	(213)
Ending balance of TDRs	$88	$415	$503

Financial effects of modifications and redefaults
For auto loans, TDRs typically occur in connection with the bankruptcy of the borrower. In these cases, the loan is modified with a revised repayment plan that typically incorporates interest rate reductions and, to a lesser extent, principal forgiveness.

246	JPMorgan Chase & Co./2011 Annual Report

For business banking loans, concessions are dependent on individual borrower circumstances and can be of a short-term nature for borrowers who need temporary relief or longer term for borrowers experiencing more fundamental financial difficulties. Concessions are predominantly term or payment extensions, but also may include interest rate reductions.
For the year ended December 31, 2011, the interest rates on auto loans modified in TDRs were reduced on average from 12.45% to 5.70%, and the interest rates on business banking loans modified in TDRs were reduced on average from 7.55% to 5.52%. For business banking loans, the weighted-average remaining term of all loans modified in TDRs during the year ended December 31, 2011, increased from 1.4 years to 2.6 years. For all periods presented, principal forgiveness related to auto loans was immaterial.
The balance of business banking loans modified in TDRs that experienced a payment default during the year ended December 31, 2011, and for which the payment default occurred within one year of the modification, was $80 million; the corresponding balance of redefaulted auto loans modified in TDRs was insignificant. A payment default is deemed to occur as follows: (1) for scored auto and business banking loans, when the loan is two payments past due; and (2) for risk-rated business banking loans and auto loans, when the borrower has not made a loan payment by its scheduled due date after giving effect to the contractual grace period, if any.
Purchased credit-impaired loans
PCI loans are initially recorded at fair value at acquisition; PCI loans acquired in the same fiscal quarter may be aggregated into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. With respect to the Washington Mutual transaction, all of the consumer loans were aggregated into pools of loans with common risk characteristics.
On a quarterly basis, the Firm estimates the total cash flows (both principal and interest) expected to be collected over the remaining life of each pool. These estimates incorporate assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that reflect then-current market conditions. Probable decreases in expected cash flows (i.e., increased credit losses) trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows, discounted at the pool’s effective interest rate. Impairments are recognized through the provision for credit losses and an increase in the allowance for loan losses. Probable and significant increases in expected cash flows (e.g., decreased credit losses, the net benefit of modifications) would first reverse any previously recorded allowance for loan losses with any remaining increases recognized prospectively as a yield adjustment over the remaining estimated lives of the underlying loans. The impacts of (i) pre-payments, (ii)

changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans — which may include sales of loans, receipt of payments in full by the borrower, or foreclosure — result in removal of the loans from the PCI portfolio.
The Firm continues to modify certain PCI loans. The impact of these modifications is incorporated into the Firm’s quarterly assessment of whether a probable and significant change in expected cash flows has occurred, and the loans continue to be accounted for and reported as PCI loans. In evaluating the effect of modifications on expected cash flows, the Firm incorporates the effect of any foregone interest and also considers the potential for redefault. The Firm develops product-specific probability of default estimates, which are used to compute expected credit losses. In developing these probabilities of default, the Firm considers the relationship between the credit quality characteristics of the underlying loans and certain assumptions about home prices and unemployment based upon industry-wide data. The Firm also considers its own historical loss experience to date based on actual redefaulted PCI modified loans.
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
The PCI portfolio affects the Firm’s results of operations primarily through: (i) contribution to net interest margin; (ii) expense related to defaults and servicing resulting from the liquidation of the loans; and (iii) any provision for loan losses. The PCI loans acquired in the Washington Mutual transaction were funded based on the interest rate characteristics of the loans. For example, variable-rate loans were funded with variable-rate liabilities and fixed-rate loans were funded with fixed-rate liabilities with a similar maturity profile. A net spread will be earned on the declining balance of the portfolio, which is estimated as of December 31, 2011, to have a remaining weighted-average life of 7.5 years.

JPMorgan Chase & Co./2011 Annual Report	247

Notes to consolidated financial statements

Residential real estate – PCI loans

The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

December 31, (in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Carrying value(a)	$22,697	$24,459	$15,180	$17,322	$4,976	$5,398	$22,693	$25,584	$65,546	$72,763
Related allowance for loan losses(b)	1,908	1,583	1,929	1,766	380	98	1,494	1,494	5,711	4,941
Loan delinquency (based on unpaid principal balance)
Current and less than 30 days past due	$22,682	$25,783	$12,148	$13,035	$4,388	$4,312	$17,919	$18,672	$57,137	$61,802
30–149 days past due	1,130	1,348	912	1,468	782	1,020	1,467	2,215	4,291	6,051
150 or more days past due	1,252	1,181	3,000	4,425	2,059	2,710	6,753	9,904	13,064	18,220
Total loans	$25,064	$28,312	$16,060	$18,928	$7,229	$8,042	$26,139	$30,791	$74,492	$86,073
% of 30+ days past due to total loans	9.50%	8.93%	24.36%	31.13%	39.30%	46.38%	31.45%	39.36%	23.30%	28.20%
Current estimated LTV ratios (based on unpaid principal balance)(c)(d)(e)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$5,915	$6,289	$2,313	$2,400	$473	$432	$2,509	$2,681	$11,210	$11,802
Less than 660	3,299	4,043	2,319	2,744	1,939	2,129	4,608	6,330	12,165	15,246
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	5,393	6,053	3,328	3,815	434	424	3,959	4,292	13,114	14,584
Less than 660	2,304	2,696	2,314	3,011	1,510	1,663	3,884	5,005	10,012	12,375
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	3,482	3,995	1,629	1,970	372	374	3,740	4,152	9,223	10,491
Less than 660	1,264	1,482	1,457	1,857	1,197	1,477	3,035	3,551	6,953	8,367
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	2,409	2,641	1,276	1,443	198	186	2,189	2,281	6,072	6,551
Less than 660	998	1,113	1,424	1,688	1,106	1,357	2,215	2,499	5,743	6,657
Total unpaid principal balance	$25,064	$28,312	$16,060	$18,928	$7,229	$8,042	$26,139	$30,791	$74,492	$86,073
Geographic region (based on unpaid principal balance)
California	$15,091	$17,012	$9,121	$10,891	$1,661	$1,971	$13,565	$16,130	$39,438	$46,004
New York	1,179	1,316	1,018	1,111	709	736	1,548	1,703	4,454	4,866
Florida	2,307	2,595	1,265	1,519	812	906	3,201	3,916	7,585	8,936
Illinois	558	627	511	562	411	438	702	760	2,182	2,387
Texas	455	525	168	194	405	435	140	155	1,168	1,309
New Jersey	471	540	445	486	297	316	969	1,064	2,182	2,406
Arizona	468	539	254	359	126	165	362	528	1,210	1,591
Washington	1,368	1,535	388	451	160	178	649	745	2,565	2,909
Ohio	32	38	79	91	114	122	111	131	336	382
Michigan	81	95	239	279	187	214	268	345	775	933
All other	3,054	3,490	2,572	2,985	2,347	2,561	4,624	5,314	12,597	14,350
Total unpaid principal balance	$25,064	$28,312	$16,060	$18,928	$7,229	$8,042	$26,139	$30,791	$74,492	$86,073

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

(b)
Management concluded as part of the Firm’s regular assessment of the PCI loan pools that it was probable that higher expected credit losses would result in a decrease in expected cash flows. As a result, an allowance for loan losses for impairment of these pools has been recognized.

(c)
Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated, at a minimum, quarterly, based on home valuation models using nationally recognized home price index valuation estimates incorporating actual data to the extent available and forecasted data where actual data is not available. These property values do not represent actual appraised loan level collateral values; as such, the resulting ratios are necessarily imprecise and should be viewed as estimates. Current estimated combined LTV for junior lien home equity loans considers all available lien positions related to the property.

(d)	Refreshed FICO scores represent each borrower’s most recent credit score obtained by the Firm. The Firm obtains refreshed FICO scores at least quarterly.

(e)	For home equity loans, prior-period amounts have been revised to conform with the current-period presentation.

248	JPMorgan Chase & Co./2011 Annual Report

Approximately 20% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following table represents delinquency statistics for PCI junior lien home equity loans based on unpaid principal balance as of December 31, 2011 and 2010.

	Delinquencies
December 31, 2011 (in millions, except ratios)	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
HELOCs:(a)
Within the revolving period(b)	$500	$296	$543	$18,246	7.34%
Within the required amortization period(c)	16	11	5	400	8.00
HELOANs	53	29	44	1,327	9.50
Total	$569	$336	$592	$19,973	7.50%

	Delinquencies
December 31, 2010 (in millions, except ratios)	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
HELOCs:(a)
Within the revolving period(b)	$601	$404	$428	$21,172	6.77%
Within the required amortization period(c)	1	—	1	37	5.41
HELOANs	79	49	46	1,573	11.06
Total	$681	$453	$475	$22,782	7.06%

(a)	In general, HELOCs are open-ended, revolving loans for a 10-year period, after which time the HELOC converts to a loan with a 20-year amortization period.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Predominantly all of these loans have been modified to provide a more affordable payment to the borrower.
The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the years ended December 31, 2011, 2010 and 2009, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. This table excludes the cost to fund the PCI portfolios, and therefore does not represent net interest income expected to be earned on these portfolios.

Year ended December 31, (in millions, except ratios)	Total PCI
	2011	2010	2009
Beginning balance	$19,097	$25,544	$32,619
Accretion into interest income	(2,767)	(3,232)	(4,363)
Changes in interest rates on variable-rate loans	(573)	(819)	(4,849)
Other changes in expected cash flows(a)	3,315	(2,396)	2,137
Balance at December 31	$19,072	$19,097	$25,544
Accretable yield percentage	4.33%	4.35%	5.14%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the year ended December 31, 2011, other changes in expected cash flows were largely driven by the impact of modifications, but also related to changes in prepayment assumptions. For the years ended December 31, 2010 and 2009, other changes in expected cash flows were principally driven by changes in prepayment assumptions, as well as reclassification to the nonaccretable difference. Changes to prepayment assumptions change the expected remaining life of the portfolio, which drives changes in expected future interest cash collections. Such changes do not have a significant impact on the accretable yield percentage.

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

JPMorgan Chase & Co./2011 Annual Report	249

Notes to consolidated financial statements

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
The borrower’s credit score is another general indicator of credit quality. Because the borrower’s credit score tends to be a lagging indicator of credit quality, the Firm does not use credit scores as a primary indicator of credit quality. However, the distribution of such scores provides a general indicator of credit quality trends within the portfolio. Refreshed FICO score information for a statistically significant random sample of the credit card portfolio is indicated in the table below, as FICO is considered to be the industry benchmark for credit scores.
The Firm generally originates new card accounts to prime consumer borrowers. However, certain cardholders’ refreshed FICO scores may change over time, depending on the performance of the cardholder and changes in credit score technology.

The table below sets forth information about the Firm’s credit card loans.

As of or for the year ended December 31, (in millions, except ratios)	Chase, excluding Washington Mutual portfolio(b)		Washington Mutual portfolio(b)		Total credit card(b)
	2011	2010	2011	2010	2011	2010
Net charge-offs	$5,668	$11,191	$1,257	$2,846	$6,925	$14,037
% of net charge-offs to retained loans	4.91%	8.73%	10.49%	17.73%	5.44%	9.73%
Loan delinquency
Current and less than 30 days past due and still accruing	$118,054	$117,248	$10,410	$12,670	$128,464	$129,918
30–89 days past due and still accruing	1,509	2,092	299	459	1,808	2,551
90 or more days past due and still accruing	1,558	2,449	344	604	1,902	3,053
Nonaccrual loans	1	2	—	—	1	2
Total retained loans	$121,122	$121,791	$11,053	$13,733	$132,175	$135,524
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.53%	3.73%	5.82%	7.74%	2.81%	4.14%
% of 90+ days past due to total retained loans	1.29	2.01	3.11	4.40	1.44	2.25
Credit card loans by geographic region
California	$15,479	$15,454	$2,119	$2,650	$17,598	$18,104
New York	9,755	9,540	839	1,032	10,594	10,572
Texas	9,418	9,217	821	1,006	10,239	10,223
Florida	6,658	6,724	925	1,165	7,583	7,889
Illinois	7,108	7,077	440	542	7,548	7,619
New Jersey	5,208	5,070	396	494	5,604	5,564
Ohio	4,882	5,035	320	401	5,202	5,436
Pennsylvania	4,434	4,521	345	424	4,779	4,945
Michigan	3,777	3,956	217	273	3,994	4,229
Virginia	3,061	3,020	237	295	3,298	3,315
Georgia	2,737	2,834	315	398	3,052	3,232
Washington	2,081	2,053	359	438	2,440	2,491
All other	46,524	47,290	3,720	4,615	50,244	51,905
Total retained loans	$121,122	$121,791	$11,053	$13,733	$132,175	$135,524
Percentage of portfolio based on carrying value with estimated refreshed FICO scores(a)
Equal to or greater than 660	83.3%	80.6%	62.6%	56.4%	81.4%	77.9%
Less than 660	16.7	19.4	37.4	43.6	18.6	22.1

(a)
Refreshed FICO scores are estimated based on a statistically significant random sample of credit card accounts in the credit card portfolio for the period shown. The Firm obtains refreshed FICO scores at least quarterly.

(b)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

250	JPMorgan Chase & Co./2011 Annual Report

Credit card impaired loans and loan modifications
The table below sets forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

	Chase, excluding Washington Mutual portfolio		Washington Mutual portfolio		Total credit card
December 31, (in millions)	2011	2010	2011	2010	2011	2010
Impaired loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$4,959	$6,685	$1,116	$1,570	$6,075	$8,255
Modified credit card loans that have reverted to pre-modification payment terms(d)	930	1,439	209	311	1,139	1,750
Total impaired loans	$5,889	$8,124	$1,325	$1,881	$7,214	$10,005
Allowance for loan losses related to impaired loans	$2,195	$3,175	$532	$894	$2,727	$4,069

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)
Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms. At December 31, 2011 and 2010, $762 million and $1.2 billion, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. Based on the Firm’s historical experience a substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. The remaining $377 million and $590 million at December 31, 2011 and 2010, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

Year ended December 31,	Average impaired loans			Interest income on impaired loans
(in millions)	2011	2010	2009	2011	2010	2009
Chase, excluding Washington Mutual portfolio	$6,914	$8,747	$3,059	$360	$479	$181
Washington Mutual portfolio	1,585	1,983	991	103	126	70
Total credit card	$8,499	$10,730	$4,050	$463	$605	$251

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

JPMorgan Chase & Co./2011 Annual Report	251

Notes to consolidated financial statements

The following tables provide information regarding the nature and extent of modifications of credit card loans for the period presented.

	Chase, excluding Washington Mutual portfolio		Washington Mutual portfolio		Total credit card
Year ended December 31, 2011 (in millions)	Short-term programs	Long-term programs	Short-term programs	Long-term programs	Short-term programs	Long-term programs
New enrollments	$141	$2,075	$26	$448	$167	$2,523

Financial effects of modifications and redefaults
The following tables provide information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the period presented.

Year ended December 31, 2011 (in millions, except weighted-average data)	Chase, excluding Washington Mutual portfolio	Washington Mutual portfolio	Total credit card
Weighted-average interest rate of loans – before TDR	14.91%	21.38%	16.05%
Weighted-average interest rate of loans – after TDR	5.04	6.39	5.28
Loans that redefaulted within one year of modification(a)	$559	$128	$687

(a)
Represents loans modified in TDRs that experienced a payment default in the period presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the loans become two payments past due. At the time of default, a loan is removed from the modification program and reverts back to its pre-modification terms. Based on historical experience, a substantial portion of these loans are expected to be charged-off in accordance with the Firm’s standard charge-off policy. Also based on historical experience, the estimated weighted-average ultimate default rate for modified credit card loans was 35.47% at December 31, 2011, and 36.45% at December 31, 2010.

Note 15 – Allowance for credit losses
JPMorgan Chase’s allowance for loan losses covers the wholesale and consumer, including credit card, loan portfolios, and represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. The allowance for loan losses includes an asset-specific component, a formula-based component and a component related to PCI loans, as described below. Management also estimates an allowance for wholesale and consumer lending-related commitments using methodologies similar to those used to estimate the allowance on the underlying loans. During 2011, the Firm did not make any significant changes to the methodologies or policies used to determine its allowance for credit losses; such policies are described in the following paragraphs.
The asset-specific component of the allowance relates to loans considered to be impaired, which includes loans that have been modified in TDRs as well as risk-rated loans that have been placed on nonaccrual status. To determine the asset-specific component of the allowance, larger loans are evaluated individually, while smaller loans are evaluated as pools using historical loss experience for the respective class of assets. Risk-rated loans (primarily wholesale loans) are segmented by risk rating, while scored loans (i.e., consumer loans) are pooled by product type.
The Firm generally measures the asset-specific allowance as the difference between the recorded investment in the loan and the present value of the cash flows expected to be collected, discounted at the loan’s original effective interest rate. Subsequent changes in impairment are reported as an adjustment to the provision for loan losses. In certain cases, the asset-specific allowance is determined using an observable market price, and the allowance is measured as the difference between the recorded investment in the loan and the loan’s fair value. Impaired collateral-dependent loans are charged down to the fair value of collateral less costs to sell and therefore may not be subject to an asset-specific reserve as for other impaired loans. See Note 14 on pages 231–252 of this Annual Report for more information about charge-offs and collateral-dependent loans.
The asset-specific component of the allowance for impaired loans that have been modified in TDRs incorporates the effects of foregone interest, if any, in the present value calculation and also incorporates the effect of the modification on the loan’s expected cash flows, which considers the potential for redefault. For wholesale loans modified in TDRs, expected losses incorporate redefaults based on management’s expectation of the borrower’s ability to repay under the modified terms. For residential real estate loans modified in TDRs, the Firm develops product-specific probability of default estimates, which are applied at a loan level to compute expected losses. In developing these probabilities of default, the Firm considers the relationship between the credit quality characteristics of the underlying loans and certain assumptions about home prices and unemployment, based upon industry-wide data. The Firm also considers its own historical loss experience to date based on actual redefaulted modified loans. For credit card loans modified in TDRs, expected losses incorporate projected redefaults based on the Firm’s

252	JPMorgan Chase & Co./2011 Annual Report

historical experience by type of modification program.
The formula-based component is based on a statistical calculation to provide for probable principal losses inherent in performing risk-rated loans and all consumer loans, except for any loans restructured in TDRs and PCI loans. See Note 14 on pages 231–252 of this Annual Report for more information on PCI loans.
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
For scored loans, the statistical calculation is performed on pools of loans with similar risk characteristics (e.g., product type) and generally computed by applying expected loss factors to outstanding principal balances over an estimated loss emergence period. The loss emergence period represents the time period between the date at which the loss is estimated to have been incurred and the ultimate realization of that loss (through a charge-off). Estimated loss emergence periods may vary by product and may change over time; management applies judgment in estimating loss emergence periods, using available credit information and trends.
Loss factors are statistically derived and sensitive to changes in delinquency status, credit scores, collateral values and other risk factors. The Firm uses a number of different forecasting models to estimate both the PD and the loss severity, including delinquency roll rate models and credit loss severity models. In developing PD and loss severity assumptions, the Firm also considers known and anticipated changes in the economic environment, including changes in home prices, unemployment rates and other risk indicators.
A nationally recognized home price index measure is used to estimate both the PD and the loss severity on residential real estate loans at the metropolitan statistical areas (“MSA”) level. Loss severity estimates are regularly validated by comparison to actual losses recognized on defaulted loans, market-specific real estate appraisals and property sales activity. The economic impact of potential modifications of residential real estate loans is not included in the statistical calculation because of the uncertainty regarding the type and results of such modifications.
Management applies judgment within an established framework to adjust the results of applying the statistical calculation described above. The determination of the appropriate adjustment is based on management’s view of uncertainties that have occurred but that are not yet reflected in the loss factors and that relate to current macroeconomic and political conditions, the quality of underwriting standards and other relevant internal and external factors affecting the credit quality of the portfolio. In addition, for the risk-rated portfolios, any adjustments made to the statistical calculation also consider concentrated and deteriorating industries. For the scored loan portfolios, adjustments to the statistical calculation are accomplished in part by analyzing the historical loss experience for each major product segment. Factors related to unemployment, home prices, borrower behavior and lien position, the estimated effects of the mortgage foreclosure-related settlement with federal and state officials and uncertainties regarding the ultimate success of loan modifications are incorporated into the calculation, as appropriate. For junior lien products, management considers the delinquency and/or modification status of any senior liens in determining the adjustment.
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
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of December 31, 2011, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb probable credit losses that are inherent in the portfolio).

JPMorgan Chase & Co./2011 Annual Report	253

Notes to consolidated financial statements

Allowance for credit losses and loans and lending-related commitments by impairment methodology
The table below summarizes information about the allowance for loan losses, loans by impairment methodology, the allowance for lending-related commitments and lending-related commitments by impairment methodology.

	2011
Year ended December 31, (in millions)	Wholesale	Consumer, excluding credit card		Credit card	Total
Allowance for loan losses
Beginning balance at January 1,	$4,761	$16,471		$11,034	$32,266
Cumulative effect of change in accounting principles(a)	—	—		—	—
Gross charge-offs	916	5,419		8,168	14,503
Gross recoveries	(476)	(547)		(1,243)	(2,266)
Net charge-offs	440	4,872		6,925	12,237
Provision for loan losses	17	4,670		2,925	7,612
Other	(22)	25		(35)	(32)
Ending balance at December 31,	$4,316	$16,294		$6,999	$27,609

Allowance for loan losses by impairment methodology
Asset-specific(b)	$516	$828		$2,727	$4,071
Formula-based	3,800	9,755		4,272	17,827
PCI	—	5,711		—	5,711
Total allowance for loan losses	$4,316	$16,294		$6,999	$27,609

Loans by impairment methodology
Asset-specific	$2,549	$9,892		$7,214	$19,655
Formula-based	275,825	232,989		124,961	633,775
PCI	21	65,546		—	65,567
Total retained loans	$278,395	$308,427		$132,175	$718,997

Impaired collateral-dependent loans
Net charge-offs(c)	$128	$110		$—	$238
Loans measured at fair value of collateral less cost to sell(c)	833	830	(d)	—	1,663

Allowance for lending-related commitments
Beginning balance at January 1,	$711	$6		$—	$717
Cumulative effect of change in accounting principles(a)	—	—		—	—
Provision for lending-related commitments	(40)	2		—	(38)
Other	(5)	(1)		—	(6)
Ending balance at December 31,	$666	$7		$—	$673

Allowance for lending-related commitments by impairment methodology
Asset-specific	$150	$—		$—	$150
Formula-based	516	7		—	523
Total allowance for lending-related commitments	$666	$7		$—	$673

Lending-related commitments by impairment methodology
Asset-specific	$865	$—		$—	$865
Formula-based	381,874	62,307		530,616	974,797
Total lending-related commitments	$382,739	$62,307		$530,616	$975,662

(a)
Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result, $7.4 billion, $14 million and $127 million, respectively, of allowance for loan losses were recorded on-balance sheet with the consolidation of these entities. For further discussion, see Note 16 on pages 256–267 of this Annual Report.

(b)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(c)	Prior periods have been revised to conform with the current presentation.

(d)
Includes collateral-dependent residential mortgage loans that are charged off to the fair value of the underlying collateral less cost to sell. These loans are considered collateral-dependent under regulatory guidance because they involve modifications where an interest-only period is provided or a significant portion of principal is deferred.

254	JPMorgan Chase & Co./2011 Annual Report

(table continued from previous page)
2010					2009
Wholesale	Consumer, excluding credit card		Credit card	Total	Wholesale	Consumer, excluding credit card		Credit card	Total

$7,145	$14,785		$9,672	$31,602	$6,545	$8,927		$7,692	$23,164
14	127		7,353	7,494	—	—		—	—
1,989	8,383		15,410	25,782	3,226	10,421		10,371	24,018
(262)	(474)		(1,373)	(2,109)	(94)	(222)		(737)	(1,053)
1,727	7,909		14,037	23,673	3,132	10,199		9,634	22,965
(673)	9,458		8,037	16,822	3,684	16,032		12,019	31,735
2	10		9	21	48	25		(405)	(332)
$4,761	$16,471		$11,034	$32,266	$7,145	$14,785		$9,672	$31,602

$1,574	$1,075		$4,069	$6,718	$2,046	$896		$3,117	$6,059
3,187	10,455		6,965	20,607	5,099	12,308		6,555	23,962
—	4,941		—	4,941	—	1,581		—	1,581
$4,761	$16,471		$11,034	$32,266	$7,145	$14,785		$9,672	$31,602

$5,486	$6,220		$10,005	$21,711	$6,960	$3,648		$6,245	$16,853
216,980	248,481		125,519	590,980	192,982	263,462		72,541	528,985
44	72,763		—	72,807	135	81,245		—	81,380
$222,510	$327,464		$135,524	$685,498	$200,077	$348,355		$78,786	$627,218

$636	$304		$—	$940	$1,394	$166		$—	$1,560
1,269	890	(d)	—	2,159	1,744	210	(d)	—	1,954

$927	$12		$—	$939	$634	$25		$—	$659
(18)	—		—	(18)	—	—		—	—
(177)	(6)		—	(183)	290	(10)		—	280
(21)	—		—	(21)	3	(3)		—	—
$711	$6		$—	$717	$927	$12		$—	$939

$180	$—		$—	$180	$297	$—		$—	$297
531	6		—	537	630	12		—	642
$711	$6		$—	$717	$927	$12		$—	$939

$1,005	$—		$—	$1,005	$1,577	$—		$—	$1,577
345,074	65,403		547,227	957,704	345,578	74,827		569,113	989,518
$346,079	$65,403		$547,227	$958,709	$347,155	$74,827		$569,113	$991,095

JPMorgan Chase & Co./2011 Annual Report	255

Notes to consolidated financial statements

Note 16 – Variable interest entities
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs, see Note 1 on pages 182–183 of this Annual Report.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment. The Firm considers a “sponsored” VIE to include any entity where: (1) JPMorgan Chase is the principal beneficiary of the structure; (2) the VIE is used by JPMorgan Chase to securitize Firm assets; (3) the VIE issues financial instruments with the JPMorgan Chase name; or (4) the entity is a JPMorgan Chase–administered asset-backed commercial paper conduit.

Line-of-Business	Transaction Type	Activity	Annual Report page reference
Card	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	257
	Other securitization trusts	Securitization of originated automobile and student loans	257–260
RFS	Mortgage securitization trusts	Securitization of originated and purchased residential mortgages	257–260
IB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, automobile and student loans	257–260
	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	260
	Municipal bond vehicles		260–261
	Credit-related note and asset swap vehicles		261–263
The Firm’s other business segments are also involved with VIEs, but to a lesser extent, as follows:

•
Asset Management: Sponsors and manages certain funds that are deemed VIEs. As asset manager of the funds, AM earns a fee based on assets managed; the fee varies with each fund’s investment objective and is competitively priced. For fund entities that qualify as VIEs, AM’s interests are, in certain cases, considered to be significant variable interests that result in consolidation of the financial results of these entities.

•
Treasury & Securities Services: Provides services to a number of VIEs that are similar to those provided to non-VIEs. TSS earns market-based fees for the services it provides. TSS’s interests are generally not considered to be potentially significant variable interests and/or TSS does not control these VIEs; therefore, TSS does not consolidate these VIEs.

•
Commercial Banking: CB makes investments in and provides lending to community development entities that may meet the definition of a VIE. In addition, CB provides financing and lending related services to certain client-sponsored VIEs. In general, CB does not control the activities of these entities and does not consolidate these entities.

•
Corporate/Private Equity: Corporate uses VIEs to issue guaranteed capital debt securities. See Note 21 on pages 273–275 of this Annual Report for further information. The Private Equity business, within Corporate/Private Equity, may be involved with entities that are deemed VIEs. However, the Firm’s private equity business is subject to specialized investment company accounting, which does not require the consolidation of investments, including VIEs.

The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 263 of this Note.

256	JPMorgan Chase & Co./2011 Annual Report

Significant Firm-sponsored variable interest entities
Credit card securitizations
The Card business securitizes originated and purchased credit card loans, primarily through the Chase Issuance Trust (the “Trust”). The Firm’s continuing involvement in credit card securitizations includes servicing the receivables, retaining an undivided seller’s interest in the receivables, retaining certain senior and subordinated securities and maintaining escrow accounts.
The Firm is considered to be the primary beneficiary of these Firm-sponsored credit card securitization trusts based on the Firm's ability to direct the activities of these VIEs through its servicing responsibilities and other duties, including making decisions as to the receivables that are transferred into those trusts and as to any related modifications and workouts. Additionally, the nature and extent of the Firm's other continuing involvement with the trusts, as indicated above, obligates the Firm to absorb losses and gives the Firm the right to receive certain benefits from these VIEs that could potentially be significant.
Effective January 1, 2010, the Firm consolidated the assets and liabilities of the Firm-sponsored credit card securitization trusts as a result of the implementation of VIE consolidation accounting guidance. See the table on page 264 of this Note for more information on the consolidation of credit card securitizations.
The underlying securitized credit card receivables and other assets are available only for payment of the beneficial interests issued by the securitization trusts; they are not available to pay the Firm’s other obligations or the claims of the Firm’s other creditors.

The agreements with the credit card securitization trusts require the Firm to maintain a minimum undivided interest in the credit card trusts (which generally ranges from 4% to 12%). As of December 31, 2011 and 2010, the Firm held undivided interests in Firm-sponsored credit card securitization trusts of $13.7 billion and $17.2 billion, respectively. The Firm maintained an average undivided interest in principal receivables owned by those trusts of approximately 22% and 19% for the years ended December 31, 2011 and 2010, respectively. The Firm also retained $541 million and $1.1 billion of senior securities and $3.0 billion and $3.2 billion of subordinated securities in certain of its credit card securitization trusts as of December 31, 2011 and 2010, respectively. The Firm’s undivided interests in the credit card trusts and securities retained are eliminated in consolidation.
Firm-sponsored mortgage and other securitization trusts
The Firm securitizes (or has securitized) originated and purchased residential mortgages, commercial mortgages and other consumer loans (including automobile and student loans) primarily in its IB and RFS businesses. Depending on the particular transaction, as well as the respective business involved, the Firm may act as the servicer of the loans and/or retain certain beneficial interests in the securitization trusts.

JPMorgan Chase & Co./2011 Annual Report	257

Notes to consolidated financial statements

The following table presents the total unpaid principal amount of assets held in Firm-sponsored securitization entities in which the Firm has continuing involvement, including those that are consolidated or not consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. See Securitization activity on pages 264–265 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(d)(e)(f)
December 31, 2011(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime(b)	$129.5	$2.4	$101.0	$0.6	$—	$0.6
Subprime	38.3	0.2	35.8	—	—	—
Option ARMs	31.1	—	31.1	—	—	—
Commercial and other(c)	139.3	—	93.3	1.7	2.0	3.7
Student	4.1	4.1	—	—	—	—
Total	$342.3	$6.7	$261.2	$2.3	$2.0	$4.3

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(d)(e)(f)
December 31, 2010(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime(b)	$153.1	$2.2	$143.8	$0.7	$—	$0.7
Subprime	44.0	1.6	40.7	—	—	—
Option ARMs	36.1	0.3	35.8	—	—	—
Commercial and other(c)	153.4	—	106.2	2.0	0.9	2.9
Student	4.5	4.5	—	—	—	—
Total	$391.1	$8.6	$326.5	$2.7	$0.9	$3.6

(a)	Excludes U.S. government agency securitizations. See page 265 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)	Includes Alt-A loans.

(c)
Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions.

(d)
The table above excludes the following: retained servicing (see Note 17 on pages 267–271 of this Annual Report for a discussion of MSRs); securities retained from loans sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (See Note 6 on pages 202–210 of this Annual Report for further information on derivatives); senior and subordinated securities of $110 million and $8 million, respectively, at December 31, 2011, and $182 million and $18 million, respectively, at December 31, 2010, which the Firm purchased in connection with IB’s secondary market-making activities.

(e)	Includes interests held in re-securitization transactions.

(f)
As of December 31, 2011 and 2010, 68% and 66%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $136 million and $157 million of investment-grade and $427 million and $552 million of noninvestment-grade retained interests at December 31, 2011 and 2010, respectively. The retained interests in commercial and other securitizations trusts consisted of $3.4 billion and $2.6 billion of investment-grade and $283 million and $250 million of noninvestment-grade retained interests at December 31, 2011 and 2010, respectively.

258	JPMorgan Chase & Co./2011 Annual Report

Residential mortgage
The Firm securitizes residential mortgage loans originated by RFS, as well as residential mortgage loans purchased from third parties by either RFS or IB. RFS generally retains servicing for all residential mortgage loans originated or purchased by RFS, and for certain mortgage loans purchased by IB. For securitizations serviced by RFS, the Firm has the power to direct the significant activities of the VIE because it is responsible for decisions related to loan modifications and workouts. RFS may retain an interest upon securitization.
In addition, IB engages in underwriting and trading activities involving securities issued by Firm-sponsored securitization trusts. As a result, IB at times retains senior and/or subordinated interests (including residual interests) in residential mortgage securitizations upon securitization, and/or reacquires positions in the secondary market in the normal course of business. In certain instances, as a result of the positions retained or reacquired by IB or held by RFS, when considered together with the servicing arrangements entered into by RFS, the Firm is deemed to be the primary beneficiary of certain securitization trusts. See the table on page 264 of this Note for more information on the consolidated residential mortgage securitizations.
The Firm does not consolidate a mortgage securitization (Firm-sponsored or third-party-sponsored) when it is not the servicer (and therefore does not have the power to direct the most significant activities of the trust) or does not hold a beneficial interest in the trust that could potentially be significant to the trust. At December 31, 2011 and 2010, the Firm did not consolidate the assets of certain Firm-sponsored residential mortgage securitization VIEs, in which the Firm had continuing involvement, primarily due to the fact that the Firm did not hold an interest in these trusts that could potentially be significant to the trusts. See the table on page 258 of this Note for further information on interests held in nonconsolidated securitizations.
Commercial mortgages and other consumer securitizations
IB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. IB may retain unsold senior and/or subordinated interests in commercial mortgage securitizations at the time of securitization but, generally, the Firm does not service commercial loan securitizations. For commercial mortgage securitizations the power to direct the significant activities of the VIE generally is held by the servicer or investors in a specified class of securities (“controlling class”). See the table on page 264 of this Note for more information on the consolidated commercial mortgage securitizations, and the table on page 258 of this Note for further information on interests held in nonconsolidated securitizations.
The Firm also securitizes automobile and student loans. The Firm retains servicing responsibilities for all originated and certain purchased student and automobile loans and has the power to direct the activities of these VIEs through these servicing responsibilities. See the table on page 264 of this Note for more information on the consolidated student loan securitizations, and the table on page 258 of this Note for further information on interests held in nonconsolidated securitizations.
Re-securitizations
The Firm engages in certain re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. These transfers occur in connection with both agency (Fannie Mae, Freddie Mac and Ginnie Mae) and nonagency (private-label) sponsored VIEs, which may be backed by either residential or commercial mortgages. The Firm’s consolidation analysis is largely dependent on the Firm’s role and interest in the re-securitization trusts. During the years ended December 31, 2011, 2010 and 2009, the Firm transferred $24.9 billion, $33.9 billion and $19.1 billion, respectively, of securities to agency VIEs, and $381 million, $1.3 billion and $4.0 billion, respectively, of securities to private-label VIEs.
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
As of December 31, 2011 and 2010, the Firm did not consolidate any agency re-securitizations. As of December 31, 2011 and 2010, the Firm consolidated $348 million and $477 million, respectively, of assets, and $139 million and $230 million, respectively, of liabilities of private-label re-securitizations. See the table on page 264 of this Note for more information on the consolidated re-securitization transactions.

JPMorgan Chase & Co./2011 Annual Report	259

Notes to consolidated financial statements

As of December 31, 2011 and 2010, total assets of nonconsolidated Firm-sponsored private-label re-securitization entities were $3.3 billion and $3.6 billion, respectively. At December 31, 2011 and 2010, the Firm held approximately $3.6 billion and $3.5 billion, respectively, of interests in nonconsolidated agency re-securitization entities, and $14 million and $46 million, respectively, of senior and subordinated interests in nonconsolidated private-label re-securitization entities. See the table on page 258 of this Note for further information on interests held in nonconsolidated securitizations.
Multi-seller conduits
Multi-seller conduit entities are separate bankruptcy remote entities that purchase interests in, and make loans secured by, pools of receivables and other financial assets pursuant to agreements with customers of the Firm. The conduits fund their purchases and loans through the issuance of highly rated commercial paper. The primary source of repayment of the commercial paper is the cash flows from the pools of assets. In most instances, the assets are structured with deal-specific credit enhancements provided to the conduits by the customers (i.e., sellers) or other third parties. Deal-specific credit enhancements are generally structured to cover a multiple of historical losses expected on the pool of assets, and are typically in the form of overcollateralization provided by the seller. The deal-specific credit enhancements mitigate the Firm’s potential losses on its agreements with the conduits.
To ensure timely repayment of the commercial paper, each asset pool financed by the conduits has a minimum 100% deal-specific liquidity facility associated with it provided by JPMorgan Chase Bank, N.A. JPMorgan Chase Bank, N.A., also provides the multi-seller conduit vehicles with uncommitted program-wide liquidity facilities and program-wide credit enhancement in the form of standby letters of credit. The amount of program-wide credit enhancement required varies by conduit and ranges between 5% and 10% of the commercial paper that is outstanding.
The Firm consolidates its Firm-administered multi-seller conduits, as the Firm has both the power to direct the significant activities of the conduits and a potentially significant economic interest in the conduits. As administrative agent and in its role in structuring transactions, the Firm makes decisions regarding asset types and credit quality, and manages the commercial paper funding needs of the conduits. The Firm’s interests that could potentially be significant to the VIEs include the fees received as administrative agent and liquidity and program-wide credit enhancement provider, as well as the potential exposure to the liquidity and credit enhancement facilities provided to the conduits. See page 264 of this Note for further information on consolidated VIE assets and liabilities.
In the normal course of business, JPMorgan Chase trades and invests in commercial paper, including commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $11.3 billion of the commercial paper issued by the Firm-administered multi-seller conduits at December 31, 2011, which was eliminated in consolidation. The Firm did not hold commercial paper issued by the Firm-administered multi-seller conduits at December 31, 2010. The Firm's investments were not driven by market illiquidity and the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm provides lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded portion of these commitments was $10.8 billion and $10.0 billion at December 31, 2011 and 2010 respectively, which are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 29 on pages 283–289 of this Annual Report.
VIEs associated with investor intermediation activities
As a financial intermediary, the Firm creates certain types of VIEs and also structures transactions with these VIEs, typically using derivatives, to meet investor needs. The Firm may also provide liquidity and other support. The risks inherent in the derivative instruments or liquidity commitments are managed similarly to other credit, market or liquidity risks to which the Firm is exposed. The principal types of VIEs for which the Firm is engaged in on behalf of clients are municipal bond vehicles, credit-related note vehicles and asset swap vehicles.
Municipal bond vehicles
The Firm has created a series of trusts that provide short-term investors with qualifying tax-exempt investments, and that allow investors in tax-exempt securities to finance their investments at short-term tax-exempt rates. In a typical transaction, the vehicle purchases fixed-rate longer-term highly rated municipal bonds and funds the purchase by issuing two types of securities: (1) puttable floating-rate certificates and (2) inverse floating-rate residual interests (“residual interests”). The maturity of each of the puttable floating-rate certificates and the residual interests is equal to the life of the vehicle, while the maturity of the underlying municipal bonds is typically longer. Holders of the puttable floating-rate certificates may “put,” or tender, the certificates if the remarketing agent cannot successfully remarket the floating-rate certificates to another investor. A liquidity facility conditionally obligates the liquidity provider to fund the purchase of the tendered floating-rate certificates. Upon termination of the vehicle, proceeds from the sale of the underlying municipal bonds would first repay any funded liquidity facility or outstanding floating-rate certificates and the remaining amount, if any, would be paid to the residual interests. If the proceeds from the sale of the underlying municipal bonds are not sufficient to repay the liquidity facility, in certain transactions the liquidity provider has recourse to the residual interest holders for reimbursement. Certain residual interest holders may be required to post collateral with the Firm, as liquidity

260	JPMorgan Chase & Co./2011 Annual Report

provider, to support such reimbursement obligations should the market value of the municipal bonds decline.
JPMorgan Chase Bank, N.A. often serves as the sole liquidity provider, and J.P. Morgan Securities LLC as remarketing agent, of the puttable floating-rate certificates. The liquidity provider’s obligation to perform is conditional and is limited by certain termination events, which include bankruptcy or failure to pay by the municipal bond issuer or credit enhancement provider, an event of taxability on the municipal bonds or the immediate downgrade of the municipal bond to below investment grade. In addition, the Firm's exposure as liquidity provider is further limited by the high credit quality of the underlying municipal bonds, the excess collateralization in the vehicle or in certain transactions the reimbursement agreements with the residual interest holders. However, a downgrade of JPMorgan Chase Bank, N.A.'s short-term rating does not affect the Firm's obligation under the liquidity facility.
The long-term credit ratings of the puttable floating rate certificates are directly related to the credit ratings of the underlying municipal bonds, to the credit rating of any insurer of the underlying municipal bond, and the Firm's short-term credit rating as liquidity provider. A downgrade in any of these ratings would affect the rating of the puttable floating-rate certificates and could cause demand for these certificates by investors to decline or disappear.
As remarketing agent, the Firm may hold puttable floating-rate certificates of the municipal bond vehicles. At December 31, 2011 and 2010, respectively, the Firm held $637 million and $248 million of these certificates on its Consolidated Balance Sheets. The largest amount held by the Firm at any time during 2011 was $1.1 billion, or 7.6%, of the municipal bond vehicles’ aggregate outstanding puttable floating-rate certificates. The Firm did not have and continues not to have any intent to protect any residual interest holder from potential losses on any of the municipal bond holdings.
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

The Firm’s exposure to nonconsolidated municipal bond VIEs at December 31, 2011 and 2010, including the ratings profile of the VIEs’ assets, was as follows.

December 31, (in billions)	Fair value of assets held by VIEs	Liquidity facilities(a)	Excess/(deficit)(b)	Maximum exposure
Nonconsolidated municipal bond vehicles
2011	$13.5	$7.9	$5.6	$7.9
2010	13.7	8.8	4.9	8.8

	Ratings profile of VIE assets(c)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
	Investment-grade				Noninvestment- grade
December 31, (in billions, except where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below
2011	$1.5	$11.2	$0.7	$—	$0.1	$13.5	6.6
2010	1.9	11.2	0.6	—	—	13.7	15.5

(a)
The Firm may serve as credit enhancement provider to municipal bond vehicles in which it serves as liquidity provider. The Firm provided insurance on underlying municipal bonds, in the form of letters of credit, of $10 million at December 31, 2010. The Firm did not provide insurance on underlying municipal bonds at December 31, 2011.

(b)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(c)	The ratings scale is based on the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.

Credit-related note and asset swap vehicles
Credit-related note vehicles
The Firm structures transactions with credit-related note vehicles in which the VIE purchases highly rated assets, such as asset-backed securities, and enters into a credit derivative contract with the Firm to obtain exposure to a referenced credit which the VIE otherwise does not hold. The VIE then issues credit-linked notes (“CLNs”) with maturities predominantly ranging from one to 10 years in order to transfer the risk of the referenced credit to the

VIE’s investors. Clients and investors often prefer using a CLN vehicle since the CLNs issued by the VIE generally carry a higher credit rating than such notes would if issued directly by JPMorgan Chase. As a derivative counterparty in a credit-related note structure, the Firm has a senior claim on the collateral of the VIE and reports such derivatives on its Consolidated Balance Sheets at fair value. The collateral purchased by such VIEs is largely investment-grade, with a significant amount being rated “AAA.” The Firm divides its credit-related note structures broadly into two types: static and managed.

JPMorgan Chase & Co./2011 Annual Report	261

Notes to consolidated financial statements

In a static credit-related note structure, the CLNs and associated credit derivative contract either reference a single credit (e.g., a multi-national corporation), or all or part of a fixed portfolio of credits. In a managed credit-related note structure, the CLNs and associated credit derivative generally reference all or part of an actively managed portfolio of credits. An agreement exists between a portfolio manager and the VIE that gives the portfolio manager the ability to substitute each referenced credit in the portfolio for an alternative credit. The Firm does not act as portfolio manager; its involvement with the VIE is generally limited to being a derivative counterparty. As a net buyer of credit protection, in both static and managed credit-related note structures, the Firm pays a premium to the VIE in return for the receipt of a payment (up to the notional of the derivative) if one or more of the credits within the portfolio defaults, or if the losses resulting from the default of reference credits exceed specified levels. The Firm does not provide any additional contractual financial support to the VIE. In addition, the Firm has not historically provided any financial support to the CLN vehicles over and above its contractual obligations. Since each CLN is established to the specifications of the investors, the investors have the power over the activities of that VIE that most significantly affect the performance of the CLN. Accordingly, the Firm does not generally consolidate these credit-related note entities. Furthermore, the Firm does not have a variable interest that could potentially be significant. As a derivative counterparty, the Firm has a senior claim on the collateral of the VIE and reports such derivatives on its Consolidated Balance Sheets at fair value. Substantially all of the assets purchased by such VIEs are investment-grade.

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
The Firm’s exposure to asset swap vehicles is generally limited to its rights and obligations under the interest rate and/or foreign exchange derivative contracts. The Firm historically has not provided any financial support to the asset swap vehicles over and above its contractual obligations. The Firm does not generally consolidate these asset swap vehicles, since the Firm does not have the power to direct the significant activities of these entities and does not have a variable interest that could potentially be significant. As a derivative counterparty, the Firm has a senior claim on the collateral of the VIE and reports such derivatives on its Consolidated Balance Sheets at fair value. Substantially all of the assets purchased by such VIEs are investment-grade.

262	JPMorgan Chase & Co./2011 Annual Report

Exposure to nonconsolidated credit-related note and asset swap VIEs at December 31, 2011 and 2010, was as follows.

December 31, 2011 (in billions)	Net derivative receivables	Total exposure(a)	Par value of collateral held by VIEs(b)
Credit-related notes
Static structure	$1.0	$1.0	$9.1
Managed structure	2.7	2.7	7.7
Total credit-related notes	3.7	3.7	16.8
Asset swaps	0.6	0.6	8.6
Total	$4.3	$4.3	$25.4
December 31, 2010 (in billions)	Net derivative receivables	Total exposure(a)	Par value of collateral held by VIEs(b)
Credit-related notes
Static structure	$1.0	$1.0	$9.5
Managed structure	2.8	2.8	10.7
Total credit-related notes	3.8	3.8	20.2
Asset swaps	0.3	0.3	7.6
Total	$4.1	$4.1	$27.8

(a)
On–balance sheet exposure that includes net derivative receivables and trading assets – debt and equity instruments. At both December 31, 2011 and 2010, the amount of trading assets issued by nonconsolidated credit-related note and asset swap vehicles that were held by the Firm were immaterial.

(b)
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

The Firm consolidated credit-related note vehicles with collateral fair values of $231 million and $394 million, at December 31, 2011 and 2010, respectively. The Firm consolidated these vehicles, because in its role as secondary market-maker, it held positions in these entities that provided the Firm with control of certain vehicles. The Firm did not consolidate any asset swap vehicles at December 31, 2011 and 2010.
VIEs sponsored by third parties
Investment in a third-party credit card securitization trust
The Firm holds two interests in a third-party-sponsored VIE, which is a credit card securitization trust that owns credit card receivables issued by a national retailer. The Firm is not the primary beneficiary of the trust as the Firm does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. The Firm’s interests in the VIE include investments classified as AFS securities that had fair values of $2.9 billion and $3.1 billion at December 31, 2011 and 2010, respectively, and other interests which are classified as loans and have a fair value of approximately $1.0 billion and $1.0 billion at December 31, 2011 and 2010, respectively. For more information on AFS securities and loans, see Notes 12 and 14 on pages 225–230 and 231–252, respectively, of this Annual Report.
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
Other VIEs sponsored by third parties
The Firm enters into transactions with VIEs structured by other parties. These include, for example, acting as a derivative counterparty, liquidity provider, investor, underwriter, placement agent, trustee or custodian. These transactions are conducted at arm’s-length, and individual credit decisions are based on the analysis of the specific VIE, taking into consideration the quality of the underlying assets. Where the Firm does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, or a variable interest that could potentially be significant, the Firm records and reports these positions on its Consolidated Balance Sheets similarly to the way it would record and report positions in respect of any other third-party transaction.

JPMorgan Chase & Co./2011 Annual Report	263

Notes to consolidated financial statements

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of December 31, 2011 and 2010.

	Assets				Liabilities
December 31, 2011 (in billions)	Trading assets – debt and equity instruments	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$50.7	$0.8	$51.5	$32.5	$—	$32.5
Firm-administered multi-seller conduits	—	29.7	0.2	29.9	18.7	—	18.7
Mortgage securitization entities(a)	1.4	2.3	—	3.7	2.3	1.3	3.6
Other(b)	10.7	4.1	1.6	16.4	12.5	0.2	12.7
Total	$12.1	$86.8	$2.6	$101.5	$66.0	$1.5	$67.5

	Assets				Liabilities
December 31, 2010 (in billions)	Trading assets – debt and equity instruments	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$67.2	$1.3	$68.5	$44.3	$—	$44.3
Firm-administered multi-seller conduits	—	21.1	0.6	21.7	21.6	0.1	21.7
Mortgage securitization entities(a)	1.8	2.9	—	4.7	2.4	1.6	4.0
Other(b)	8.0	4.4	1.6	14.0	9.3	0.3	9.6
Total	$9.8	$95.6	$3.5	$108.9	$77.6	$2.0	$79.6

(a)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(b)
Primarily comprises student loan securitization entities and municipal bond entities. The Firm consolidated $4.1 billion and $4.5 billion of student loan securitization entities as of December 31, 2011 and 2010, respectively, and $9.3 billion and $4.6 billion of municipal bond vehicles as of December 31, 2011 and 2010, respectively.

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

(e)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $39.7 billion and $52.6 billion at December 31, 2011 and 2010, respectively. The maturities of the long-term beneficial interests as of December 31, 2011, were as follows: $13.5 billion under one year, $17.8 billion between one and five years, and $8.4 billion over five years, all respectively.

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
Securitization activity
The following tables provide information related to the Firm’s securitization activities for the years ended December 31, 2011, 2010 and 2009, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, and sale accounting was achieved based on the accounting rules in effect at the time of the securitization.
For the year ended December 31, 2009, there were no mortgage loans that were securitized, except for commercial and other, and there were no cash flows from the Firm to the SPEs related to recourse arrangements.

264	JPMorgan Chase & Co./2011 Annual Report

Effective January 1, 2010, all of the Firm-sponsored credit card securitization trusts and predominantly all of the Firm-sponsored student loan and auto securitization trusts were consolidated as a result of the accounting guidance related to VIEs and, accordingly, are not included in the securitization activity tables below for the years ended December 31, 2011 and 2010.

Prior to January 1, 2010, the Firm did not consolidate its credit card, residential and commercial mortgage, automobile, and certain student loan securitizations based on the accounting guidance in effect at that time. The Firm recorded only its retained interests in the entities on its Consolidated Balance Sheets.

	2011			2010			2009
Year ended December 31, (in millions, except rates)	Residential mortgage(d)(e)	Commercial and other(f)		Residential mortgage(d)(e)	Commercial and other(f)		Residential mortgage(d)(e)	Commercial and other(f)		Credit card
Principal securitized	$—	$5,961		$35	$2,237		$—	$500		$26,538
Pretax gains	—	—	(g)	—	—	(g)	—	—	(g)	22
All cash flows during the period:
Proceeds from new securitizations(a)	$—	$6,142		$36	$2,369		$—	$542		$26,538
Servicing fees collected	755	4		968	4		1,111	18		1,251
Other cash flows received	—	—		—	—		11	—		5,000
Proceeds from collections reinvested in revolving securitizations	—	—		—	—		—	—		161,428
Purchases of previously transferred financial assets (or the underlying collateral)(b)	772	—		321	—		165	249		—
Cash flows received on the interests that continue to be held by the Firm	235	178		319	143		538	120		261
Key assumptions used to measure retained interests originated during the year (rates per annum)
Prepayment rate(c)		—%			100%			100%		16.7%
		CPY			CPY			CPY		PPR
Weighted-average life (in years)		1.7			7.1			9.0		0.5
Expected credit losses		—%			—%			—%		8.9%
Discount rate		3.5			7.7			10.7		16.0

(a)
Proceeds from residential and commercial mortgage securitizations are received in the form of securities. During 2011, $4.0 billion and $2.1 billion of commercial mortgage securitizations were classified in levels 2 and 3 of the fair value hierarchy, respectively. During 2010, $2.2 billion and $172 million of residential and commercial mortgage securitizations were classified in levels 2 and 3 of the fair value hierarchy, respectively. During 2009, $380 million and $162 million of residential and commercial mortgage securitizations were classified in levels 2 and 3 of the fair value hierarchy, respectively; and $12.8 billion of proceeds from credit card securitizations were received as securities and were classified in level 2 of the fair value hierarchy.

(b)	Includes cash paid by the Firm to reacquire assets from off–balance sheet, nonconsolidated entities – for example, loan repurchases due to representation and warranties and servicer clean-up calls.

(c)	CPY: constant prepayment yield; PPR: principal payment rate.

(d)	Includes prime, Alt-A, subprime, option ARMS, and re-securitizations. Excludes sales for which the Firm did not securitize the loan (including loans sold to Ginnie Mae, Fannie Mae and Freddie Mac).

(e)	There were no retained interests held in the residential mortgage securitization completed in 2010. There were no residential mortgage securitizations in 2011 and 2009.

(f)	Includes commercial, student loan and automobile loan securitizations.

(g)	The Firm elected the fair value option for loans pending securitization. The carrying value of these loans accounted for at fair value approximated the proceeds received from securitization.

Loans sold to agencies and other third-party-sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans on a nonrecourse basis, predominantly to Ginnie Mae, Fannie Mae and Freddie Mac (the “Agencies”). These loans are sold primarily for the purpose of securitization by the Agencies, which also provide credit enhancement of the loans through certain guarantee provisions. The Firm does not consolidate these securitization vehicles as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. See Note 29 on pages 283–289 of this Annual Report for additional information about the Firm’s loans sales- and securitization-
related indemnifications.
The following table summarizes the activities related to loans sold to U.S. government-sponsored agencies and third-party-sponsored securitization entities.

Year ended December 31, (in millions)	2011	2010	2009
Carrying value of loans sold(a)(b)	$150,632	$156,615	$154,571
Proceeds received from loan sales as cash	2,864	3,887	1,702
Proceeds from loans sales as securities(c)	145,340	149,786	149,343
Total proceeds received from loan sales	$148,204	$153,673	$151,045
Gains on loan sales	133	212	89

(a)	Predominantly to U.S. government agencies.

JPMorgan Chase & Co./2011 Annual Report	265

Notes to consolidated financial statements

(b)	MSRs were excluded from the above table. See Note 17 on pages 267–271 of this Annual Report for further information on originated MSRs.

(c)	Predominantly includes securities from U.S. government agencies that are generally sold shortly after receipt.
Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 29 on pages 283–289 of this Annual Report, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae, as well as for other U.S. government agencies in certain arrangements. The Firm typically elects to repurchase delinquent loans from Ginnie Mae as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated Balance Sheets as a loan with a corresponding liability. As of December 31, 2011 and 2010, the Firm had recorded on its Consolidated Balance Sheets $15.7 billion and $13.0 billion, respectively, of loans that either had been repurchased or for which the Firm had an option to repurchase. Predominately all of the amounts presented above relate to loans that have been repurchased from Ginnie Mae. Additionally, real estate owned resulting from voluntary repurchases of loans was $1.0 billion and $1.9 billion as of December 31, 2011 and 2010, respectively. Substantially all of these loans and real estate owned are insured or guaranteed by U.S. government agencies, and where applicable, reimbursement is proceeding normally. For additional information, refer to Note 14 on pages 231–252 of this Annual Report.

JPMorgan Chase’s interest in securitized assets held at fair value
The following table outlines the key economic assumptions used to determine the fair value, as of December 31, 2011 and 2010, of certain of the Firm’s retained interests in nonconsolidated VIEs (other than MSRs), that are valued using modeling techniques. The table also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of MSRs, see Note 17 on pages 267–271 of this Annual Report.

	Commercial and other
December 31, (in millions, except rates and where otherwise noted)	2011	2010
JPMorgan Chase interests in securitized assets(a)(b)	$3,663	$2,906
Weighted-average life (in years)	3.0	3.3
Weighted-average constant prepayment rate(c)	—%	—%
	CPR	CPR
Impact of 10% adverse change	$—	$—
Impact of 20% adverse change	—	—
Weighted-average loss assumption	0.2%	2.1%
Impact of 10% adverse change	$(61)	$(76)
Impact of 20% adverse change	(119)	(151)
Weighted-average discount rate	28.2%	16.4%
Impact of 10% adverse change	$(75)	$(69)
Impact of 20% adverse change	(136)	(134)

(a)
The Firm’s interests in prime mortgage securitizations were $555 million and $708 million, as of December 31, 2011 and 2010, respectively. These include retained interests in Alt-A loans and re-securitization transactions. The Firm's interests in subprime mortgage securitizations were $31 million and $14 million, as of December 31, 2011 and 2010, respectively. Additionally, the Firm had interests in option ARM mortgage securitizations of $23 million and $29 million at December 31, 2011 and 2010, respectively.

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

266	JPMorgan Chase & Co./2011 Annual Report

Loan delinquencies and liquidation losses
The table below includes information about delinquencies, liquidation losses and components of nonconsolidated securitized financial assets in which the Firm has continuing involvement as of December 31, 2011 and 2010.

	Securitized assets		90 days past due		Liquidation losses
As of or for the year ended December 31, (in millions)	2011	2010	2011	2010	2011	2010
Securitized loans(a)
Residential mortgage:
Prime mortgage(b)	$101,004	$143,764	$24,285	$33,093	$5,650	$6,257
Subprime mortgage	35,755	40,721	14,293	15,456	3,086	3,598
Option ARMs	31,075	35,786	9,999	10,788	1,907	2,305
Commercial and other	93,336	106,245	4,836	5,791	1,101	618
Total loans securitized(c)	$261,170	$326,516	$53,413	$65,128	$11,744	$12,778

(a)
Total assets held in securitization-related SPEs were $342.3 billion and $391.1 billion, respectively, at December 31, 2011 and 2010. The $261.2 billion and $326.5 billion, respectively, of loans securitized at December 31, 2011 and 2010, excludes: $74.4 billion and $56.0 billion, respectively, of securitized loans in which the Firm has no continuing involvement, and $6.7 billion and $8.6 billion, respectively, of loan securitizations consolidated on the Firm’s Consolidated Balance Sheets at December 31, 2011 and 2010.

(b)	Includes Alt-A loans.

(c)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.
Implementation of change in consolidation accounting guidance for VIEs
On January 1, 2010, the Firm implemented consolidation accounting guidance related to VIEs. The following table summarizes the incremental impact at adoption of the new guidance.

(in millions, except ratios)	U.S. GAAP assets	U.S. GAAP liabilities	Stockholders' equity	Tier 1 capital
As of December 31, 2009	$2,031,989	$1,866,624	$165,365	11.10%
Impact of new accounting guidance for consolidation of VIEs
Credit card	60,901	65,353	(4,452)	(0.30)
Multi-seller conduits	17,724	17,744	(20)	—
Mortgage & other	9,059	9,107	(48)	(0.04)
Total impact of new guidance	87,684	92,204	(4,520)	(0.34)
Beginning balance as of January 1, 2010	$2,119,673	$1,958,828	$160,845	10.76%

Note 17 – Goodwill and other intangible assets
Goodwill and other intangible assets consist of the following.

December 31, (in millions)	2011	2010	2009
Goodwill	$48,188	$48,854	$48,357
Mortgage servicing rights	7,223	13,649	15,531
Other intangible assets:
Purchased credit card relationships	$602	$897	$1,246
Other credit card-related intangibles	488	593	691
Core deposit intangibles	594	879	1,207
Other intangibles	1,523	1,670	1,477
Total other intangible assets	$3,207	$4,039	$4,621
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

December 31, (in millions)	2011	2010	2009
Investment Bank	$5,276	$5,278	$4,959
Retail Financial Services	16,489	16,496	16,514
Card Services & Auto	14,507	14,522	14,451
Commercial Banking	2,864	2,866	2,868
Treasury & Securities Services	1,668	1,680	1,667
Asset Management	7,007	7,635	7,521
Corporate/Private Equity	377	377	377
Total goodwill	$48,188	$48,854	$48,357
The following table presents changes in the carrying amount of goodwill.

Year ended December 31, (in millions)	2011	2010	2009
Balance at beginning of period(a)	$48,854	$48,357	$48,027
Changes during the period from:
Business combinations	97	556	271
Dispositions	(685)	(19)	—
Other(b)	(78)	(40)	59
Balance at December 31,(a)	$48,188	$48,854	$48,357

JPMorgan Chase & Co./2011 Annual Report	267

Notes to consolidated financial statements

(a)	Reflects gross goodwill balances as the Firm has not recognized any impairment losses to date.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.
The net reduction in goodwill was predominantly due to AM’s sale of its investment in an asset manager.
Impairment testing
Goodwill was not impaired at December 31, 2011 or 2010, nor was any goodwill written off due to impairment during 2011, 2010 or 2009.
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
The primary method the Firm uses to estimate the fair value of its reporting units is the income approach. The models project cash flows for the forecast period and use the perpetuity growth method to calculate terminal values. These cash flows and terminal values are then discounted using an appropriate discount rate. Projections of cash flows are based on the reporting units’ earnings forecasts, which include the estimated effects of regulatory and legislative changes (including, but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the CARD Act, and limitations on non-sufficient funds and overdraft fees), and which are reviewed with the Operating Committee of the Firm. The discount rate used for each reporting unit represents an estimate of the cost of equity for that reporting unit and is determined considering the Firm’s overall estimated cost of equity (estimated using the Capital Asset Pricing Model), as adjusted for the risk characteristics specific to each reporting unit (for example, for higher levels of risk or uncertainty associated with the business or management’s forecasts and assumptions). To assess the reasonableness of the discount rates used for each reporting unit management compares the discount rate to the estimated cost of equity for publicly traded institutions with similar businesses and risk characteristics. In addition, the weighted average cost of equity (aggregating the various reporting units) is compared with the Firms’ overall estimated cost of equity to ensure reasonableness.

The valuations derived from the discounted cash flow models are then compared with market-based trading and transaction multiples for relevant competitors. Trading and transaction comparables are used as general indicators to assess the general reasonableness of the estimated fair values, although precise conclusions generally cannot be drawn due to the differences that naturally exist between the Firm's businesses and competitor institutions. Management also takes into consideration a comparison between the aggregate fair value of the Firm’s reporting units and JPMorgan Chase’s market capitalization. In evaluating this comparison, management considers several factors, including (a) a control premium that would exist in a market transaction, (b) factors related to the level of execution risk that would exist at the firmwide level that do not exist at the reporting unit level and (c) short-term market volatility and other factors that do not directly affect the value of individual reporting units.
While no impairment of goodwill was recognized, the Firm’s consumer lending businesses in RFS and Card remain at an elevated risk of goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of economic, regulatory and legislative changes. The valuation of these businesses is particularly dependent upon economic conditions (including new unemployment claims and home prices), regulatory and legislative changes (for example, those related to residential mortgage servicing, foreclosure and loss mitigation activities, and those that may affect consumer credit card use), and the amount of equity capital required. In addition, the earnings or estimated cost of equity of the Firm's capital markets businesses could also be affected by regulatory or legislative changes. The assumptions used in the discounted cash flow valuation models were determined using management’s best estimates. The cost of equity reflected the related risks and uncertainties, and was evaluated in comparison to relevant market peers. Deterioration in these assumptions could cause the estimated fair values of these reporting units and their associated goodwill to decline, which may result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
Mortgage servicing rights
Mortgage servicing rights represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained.
As permitted by U.S. GAAP, the Firm elected to account for its MSRs at fair value. The Firm treats its MSRs as a single class of servicing assets based on the availability of market inputs used to measure the fair value of its MSR asset and its treatment of MSRs as one aggregate pool for risk

268	JPMorgan Chase & Co./2011 Annual Report

management purposes. The Firm estimates the fair value of MSRs using an option-adjusted spread (“OAS”) model, which projects MSR cash flows over multiple interest rate scenarios in conjunction with the Firm’s prepayment model, and then discounts these cash flows at risk-adjusted rates. The model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue and costs to service, and other economic factors. The Firm compares fair value estimates and assumptions to observable market data where available, and also considers recent market activity and actual portfolio experience.
The fair value of MSRs is sensitive to changes in interest rates, including their effect on prepayment speeds. MSRs typically decrease in value when interest rates decline because declining interest rates tend to increase prepayments and therefore reduce the expected life of the net servicing cash flows that comprise the MSR asset. Conversely, securities (e.g., mortgage-backed securities), principal-only certificates and certain derivatives (i.e., those for which the Firm receives fixed-rate interest payments) increase in value when interest rates decline. JPMorgan Chase uses combinations of derivatives and securities to manage changes in the fair value of MSRs. The intent is to offset any interest-rate related changes in the fair value of MSRs with changes in the fair value of the related risk management instruments.
The following table summarizes MSR activity for the years ended December 31, 2011, 2010 and 2009.

Year ended December 31, (in millions, except where otherwise noted)	2011	2010	2009
Fair value at beginning of period	$13,649	$15,531	$9,403
MSR activity
Originations of MSRs	2,570	3,153	3,615
Purchase of MSRs	33	26	2
Disposition of MSRs	—	(407)	(10)
Changes due to modeled amortization	(1,910)	(2,386)	(3,286)
Net additions and amortization	693	386	321
Changes due to market interest rates	(5,392)	(2,224)	5,844
Other changes in valuation due to inputs and assumptions(a)	(1,727)	(44)	(37)
Total change in fair value of MSRs(b)	(7,119)	(2,268)	5,807
Fair value at December 31(c)	$7,223	$13,649	$15,531
Change in unrealized gains/(losses) included in income related to MSRs held at December 31	$(7,119)	$(2,268)	$5,807
Contractual service fees, late fees and other ancillary fees included in income	$3,977	$4,484	$4,818
Third-party mortgage loans serviced at December 31 (in billions)	$910	$976	$1,091
Servicer advances at December 31 (in billions)(d)	$11.1	$9.9	$7.7

(a)
Represents the aggregate impact of changes in model inputs and assumptions such as costs to service, home prices, mortgage spreads, ancillary income, and assumptions used to derive prepayment speeds, as well as changes to the valuation models themselves.

(b)	Includes changes related to commercial real estate of $(9) million,

$(1) million and $(4) million for the years ended December 31, 2011, 2010 and 2009, respectively.

(c)	Includes $31 million, $40 million and $41 million related to commercial real estate at December 31, 2011, 2010 and 2009, respectively.

(d)
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

During the year ended December 31, 2011, the fair value of the MSR decreased by $6.4 billion. This decrease was predominately due to a decline in market interest rates, which resulted in a loss of $5.4 billion. These losses were offset by gains of $5.6 billion on derivatives used to hedge the MSR asset; these derivatives are recognized on the Consolidated Balance Sheets separately from the MSR asset. Also contributing to the decline in fair value of the MSR asset was a $1.7 billion decrease related to revised cost to service and ancillary income assumptions incorporated in the MSR valuation. The increased cost to service assumptions reflect the estimated impact of higher servicing costs to enhance servicing processes, particularly loan modification and foreclosure procedures, including costs to comply with Consent Orders entered into with banking regulators. The increase in the cost to service assumption contemplates significant and prolonged increases in staffing levels in the core and default servicing functions. The decreased ancillary income assumption is similarly related to a reassessment of business practices in consideration of the Consent Orders and the existing industry-wide regulatory environment, which is broadly affecting market participants.
Also in the fourth quarter of 2011, the Firm revised its OAS assumption and updated its proprietary prepayment model; these changes had generally offsetting effects. The Firm's OAS assumption is based upon capital and return requirements that the Firm believes a market participant would consider, taking into account factors such as the pending Basel III capital rules. Consequently, the OAS assumption for the Firm's portfolio increased by approximately 400 basis points and decreased the fair value of the MSR asset by approximately $1.2 billion.
Since 2009, the Firm has continued to refine its proprietary prepayment model based on a number of market-related factors, including a downward trend in home prices, a general tightening of credit underwriting standards and the associated impact on refinancing activity. In the fourth quarter of 2011, the Firm further enhanced its proprietary prepayment model to incorporate: (i) the impact of the Home Affordable Refinance Program (“HARP”) 2.0), and (ii)assumptions that will limit modeled refinancings due to the combined influences of relatively strict underwriting standards and reduced levels of expected home price appreciation. In the aggregate, these refinements increased the fair value of the MSR asset by approximately $1.2 billion.

JPMorgan Chase & Co./2011 Annual Report	269

Notes to consolidated financial statements

The decrease in the fair value of the MSR results in a lower asset value that will amortize in future periods against contractual and ancillary fee income received in future periods. While there is expected to be higher levels of noninterest expense associated with higher servicing costs in those future periods, there will also be less MSR amortization, which will have the effect of increasing mortgage fees and related income. The amortization of the MSR is reflected in the tables above under “Changes due to modeled amortization.”
The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the years ended December 31, 2011, 2010 and 2009.

Year ended December 31, (in millions)	2011	2010	2009
RFS mortgage fees and related income
Net production revenue:
Production revenue	$3,395	$3,440	$2,115
Repurchase losses	(1,347)	(2,912)	(1,612)
Net production revenue	2,048	528	503
Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	4,134	4,575	4,942
Changes in MSR asset fair value due to modeled amortization	(1,904)	(2,384)	(3,279)
Total operating revenue	2,230	2,191	1,663
Risk management:
Changes in MSR asset fair value due to market interest rates	(5,390)	(2,224)	5,804
Other changes in MSR asset fair value due to inputs or assumptions in model(a)	(1,727)	(44)	—
Derivative valuation adjustments and other	5,553	3,404	(4,176)
Total risk management	(1,564)	1,136	1,628
Total RFS net mortgage servicing revenue	666	3,327	3,291
All other	7	15	(116)
Mortgage fees and related income	$2,721	$3,870	$3,678

(a)
Represents the aggregate impact of changes in model inputs and assumptions such as costs to service, home prices, mortgage spreads, ancillary income, and assumptions used to derive prepayment speeds, as well as changes to the valuation models themselves.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at December 31, 2011 and 2010; and it outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

Year ended December 31, (in millions, except rates)	2011	2010
Weighted-average prepayment speed assumption (“CPR”)	18.07%	11.29%
Impact on fair value of 10% adverse change	$(585)	$(809)
Impact on fair value of 20% adverse change	(1,118)	(1,568)
Weighted-average option adjusted spread	7.83%	3.94%
Impact on fair value of 100 basis points adverse change	$(269)	$(578)
Impact on fair value of 200 basis points adverse change	(518)	(1,109)
CPR: Constant prepayment rate.
The sensitivity analysis in the preceding table is hypothetical and should be used with caution. Changes in fair value based on variation in assumptions generally cannot be easily extrapolated, because the relationship of the change in the assumptions to the change in fair value are often highly inter-related and may not be linear. In this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which would either magnify or counteract the impact of the initial change.

270	JPMorgan Chase & Co./2011 Annual Report

Other intangible assets
Other intangible assets are recorded at their fair value upon completion of a business combination or certain other transactions, and generally represent the value of customer relationships or arrangements. Subsequently, the Firm’s intangible assets with finite lives, including core deposit intangibles, purchased credit card relationships, and other intangible assets, are amortized over their useful lives in a manner that best reflects the economic benefits of the intangible asset. The $832 million decrease in other intangible assets during 2011, was due to $848 million in amortization.
The components of credit card relationships, core deposits and other intangible assets were as follows.

	December 31, 2011			December 31, 2010
	Gross amount(a)	Accumulated amortization(a)	Net carrying value	Gross amount	Accumulated amortization	Net carrying value
December 31, (in millions)
Purchased credit card relationships	$3,826	$3,224	$602	$5,789	$4,892	$897
Other credit card-related intangibles	844	356	488	907	314	593
Core deposit intangibles	4,133	3,539	594	4,280	3,401	879
Other intangibles	2,467	944	1,523	2,515	845	1,670

(a)	The decrease in the gross amount and accumulated amortization from December 31, 2010, was due to the removal of fully amortized assets.
In addition to the finite lived intangible assets in the previous table, the Firm has intangible assets of approximately $600 million consisting primarily of asset management advisory contracts, which were determined to have an indefinite life and are not amortized.
Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and other intangible assets.

December 31, (in millions)	2011	2010	2009
Purchased credit card relationships	$295	$355	$421
Other credit card-related intangibles	106	111	94
Core deposit intangibles	285	328	390
Other intangibles	162	142	145
Total amortization expense	$848	$936	$1,050
Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and other intangible assets at December 31, 2011.

For the year ended December 31, (in millions)	Purchased credit card relationships	Other credit card-related intangibles	Core deposit intangibles	Other intangibles	Total
2012	$253	$106	$240	$147	$746
2013	212	103	195	140	650
2014	109	102	103	122	436
2015	23	94	26	105	248
2016	4	34	14	98	150

Impairment testing
The Firm’s intangible assets are tested for impairment annually or more often if events or changes in circumstances indicate that the asset might be impaired.
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

JPMorgan Chase & Co./2011 Annual Report	271

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

Note 19 – Deposits
At December 31, 2011 and 2010, noninterest-bearing and interest-bearing deposits were as follows.

December 31, (in millions)	2011	2010
U.S. offices
Noninterest-bearing	$346,670	$228,555
Interest-bearing
Demand(a)	47,075	33,368
Savings(b)	375,051	334,632
Time (included $3,861 and $2,733 at fair value)(c)	82,738	87,237
Total interest-bearing deposits	504,864	455,237
Total deposits in U.S. offices	851,534	683,792
Non-U.S. offices
Noninterest-bearing	18,790	10,917
Interest-bearing
Demand	188,202	174,417
Savings	687	607
Time (included $1,072 and $1,636 at fair value)(c)	68,593	60,636
Total interest-bearing deposits	257,482	235,660
Total deposits in non-U.S. offices	276,272	246,577
Total deposits	$1,127,806	$930,369

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4 on pages 198–200 of this Annual Report.

At December 31, 2011 and 2010, time deposits in denominations of $100,000 or more were as follows.

December 31, (in millions)	2011	2010
U.S. offices	$57,802	$59,653
Non-U.S. offices	50,614	44,544
Total	$108,416	$104,197
At December 31, 2011, the maturities of interest-bearing time deposits were as follows.

December 31, 2011
(in millions)	U.S.	Non-U.S.	Total
2012	$68,345	$67,107	$135,452
2013	7,222	1,086	8,308
2014	1,947	219	2,166
2015	2,051	22	2,073
2016	2,532	102	2,634
After 5 years	641	57	698
Total	$82,738	$68,593	$151,331
Note 20 – Accounts payable and other liabilities
The following table details the components of accounts payable and other liabilities.

December 31, (in millions)	2011	2010
Brokerage payables(a)	$121,353	$95,359
Accounts payable and other liabilities(b)	81,542	74,971
Total	$202,895	$170,330

(a)	Includes payables to customers, brokers, dealers and clearing organizations, and securities fails.

(b)	Includes $51 million and $236 million accounted for at fair value at December 31, 2011 and 2010, respectively.

272	JPMorgan Chase & Co./2011 Annual Report

Note 21 – Long-term debt
JPMorgan Chase issues long-term debt denominated in various currencies, although predominantly U.S. dollars, with both fixed and variable interest rates. Included in senior and subordinated debt below are various equity-linked or other indexed instruments, which the Firm has elected to measure at fair value. Changes in fair value are recorded in principal transactions revenue in the Consolidated Statements of Income. The following table is a summary of long-term debt carrying values (including unamortized original issue discount, valuation adjustments and fair value adjustments, where applicable) by remaining contractual maturity as of December 31, 2011.

By remaining maturity at		2011
December 31,		Under		After			2010
(in millions, except rates)		1 year	1-5 years	5 years	Total		Total
Parent company
Senior debt:	Fixed rate(a)	$17,142	$40,060	$39,276	$96,478		$98,787
	Variable rate(b)	24,186	25,684	5,909	55,779		59,027
	Interest rates(c)	0.32-7.00%	0.60-7.00%	0.41-7.25%	0.32-7.25%		0.24-7.25%
Subordinated debt:	Fixed rate	$1,005	$8,919	$9,243	$19,167		$22,000
	Variable rate	118	1,827	9	1,954		1,996
	Interest rates(c)	6.63-6.63%	1.09-5.75%	2.16-8.53%	1.09-8.53%		1.37-8.53%
	Subtotal	$42,451	$76,490	$54,437	$173,378		$181,810
Subsidiaries
FHLB advances:(d)	Fixed rate	$18	$4,548	$172	$4,738		$7,324
	Variable rate	5,500	6,822	763	13,085		15,660
	Interest rates(c)	0.32-0.44%	0.32-2.04%	0.41-0.44%	0.32-2.04%		0.21-4.05%
Senior debt:	Fixed rate	$699	$2,963	$2,884	$6,546		$5,228
	Variable rate	6,465	17,327	4,465	28,257		30,545
	Interest rates(c)	0.33-0.57%	0.13-4.28%	4.00-14.21%	0.13-14.21%		0.21-14.21%
Subordinated debt:	Fixed rate	$—	$1,672	$7,083	$8,755		$8,605
	Variable rate	—	1,150	—	1,150		1,150
	Interest rates(c)	—%	0.87-5.88%	4.38-8.25%	0.87-8.25%		0.63-8.25%
	Subtotal	$12,682	$34,482	$15,367	$62,531		$68,512
Junior subordinated debt:	Fixed rate	$—	$—	$15,784	$15,784		$15,249
	Variable rate	—	—	5,082	5,082		5,082
	Interest rates(c)	—%	—%	0.93-8.75%	0.93-8.75%		0.79-8.75%
	Subtotal	$—	$—	$20,866	$20,866		$20,331
Total long-term debt(e)(f)(g)		$55,133	$110,972	$90,670	$256,775	(i)(j)	$270,653
Long-term beneficial interests:
	Fixed rate	$2,012	$2,474	$1,775	$6,261		$9,795
	Variable rate	11,474	15,306	6,693	33,473		42,759
	Interest rates	0.06-11.00%	0.06-5.63%	0.02-9.19%	0.02-11.00%		0.05-11.00%
Total long-term beneficial interests(h)		$13,486	$17,780	$8,468	$39,734		$52,554

(a)	Included $8.4 billion and $18.5 billion as of December 31, 2011 and 2010, respectively, guaranteed by the FDIC under the Temporary Liquidity Guarantee (“TLG”) Program.

(b)	Included $11.9 billion and $17.9 billion as of December 31, 2011 and 2010, respectively, guaranteed by the FDIC under the TLG Program.

(c)
The interest rates shown are the range of contractual rates in effect at year-end, including non-U.S. dollar fixed- and variable-rate issuances, which excludes the effects of the associated derivative instruments used in hedge accounting relationships, if applicable. The use of these derivative instruments modifies the Firm’s exposure to the contractual interest rates disclosed in the table above. Including the effects of the hedge accounting derivatives, the range of modified rates in effect at December 31, 2011, for total long-term debt was (0.37)% to 14.21%, versus the contractual range of 0.13% to 14.21% presented in the table above. The interest rate ranges shown exclude structured notes accounted for at fair value.

(d)
Effective January 1, 2011, $23.0 billion of long-term advances from FHLBs were reclassified from other borrowed funds to long-term debt. The prior-year period has been revised to conform with the current presentation.

(e)
Included long-term debt of $23.8 billion and $31.3 billion secured by assets totaling $89.4 billion and $92.0 billion at December 31, 2011 and 2010, respectively. The amount of long-term debt secured by assets does not include amounts related to hybrid instruments.

(f)	Included $34.7 billion and $38.8 billion of outstanding structured notes accounted for at fair value at December 31, 2011 and 2010, respectively.

(g)
Included $2.1 billion and $879 million of outstanding zero-coupon notes at December 31, 2011 and 2010, respectively. The aggregate principal amount of these notes at their respective maturities was $5.0 billion and $2.7 billion, respectively.

(h)
Included on the Consolidated Balance Sheets in beneficial interests issued by consolidated VIEs. Also included $1.3 billion and $1.5 billion of outstanding structured notes accounted for at fair value at December 31, 2011 and 2010, respectively. Excluded short-term commercial paper and other short-term beneficial interests of $26.2 billion and $25.1 billion at December 31, 2011 and 2010, respectively.

JPMorgan Chase & Co./2011 Annual Report	273

Notes to consolidated financial statements

(i)
At December 31, 2011, long-term debt in the aggregate of $28.6 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based on the terms specified in the respective notes.

(j)
The aggregate carrying values of debt that matures in each of the five years subsequent to 2011 is $55.1 billion in 2012, $34.9 billion in 2013, $30.4 billion in 2014, $21.6 billion in 2015 and $24.1 billion in 2016.

The weighted-average contractual interest rates for total long-term debt excluding structured notes accounted for at fair value were 3.57% and 3.50% as of December 31, 2011 and 2010, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issues. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rates for total long-term debt, including the effects of related derivative instruments, were 2.67% and 2.36% as of December 31, 2011 and 2010, respectively.
The Firm commenced its participation in the TLG Program in December 2008. The TLG Program was available to, among others, all U.S. depository institutions insured by the FDIC and all U.S. bank holding companies, unless they opted out or the FDIC terminated their participation. Under the TLG Program, the FDIC guaranteed through the earlier of maturity or December 31, 2012, certain senior unsecured debt issued though October 31, 2009, in return for a fee to be paid based on the amount and maturity of the debt. Under the TLG Program, the FDIC would pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument.
The Parent Company has guaranteed certain long-term debt of its subsidiaries, including both long-term debt and structured notes sold as part of the Firm's market-making activities. These guarantees rank on parity with all of the Firm's other unsecured and unsubordinated indebtedness. Guaranteed liabilities were $3.0 billion and $3.7 billion at December 31, 2011 and 2010, respectively.
The Firm’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings or stock price.
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities
At December 31, 2011, the Firm had established 26 wholly-owned Delaware statutory business trusts (“issuer trusts”) that had issued guaranteed capital debt securities.
The junior subordinated deferrable interest debentures issued by the Firm to the issuer trusts, totaling $20.9 billion and $20.3 billion at December 31, 2011 and 2010, respectively, were reflected in the Firm’s Consolidated Balance Sheets in long-term debt, and in the table on the preceding page under the caption “Junior subordinated debt” (i.e., trust preferred capital debt securities). The Firm also records the common capital securities issued by the issuer trusts in other assets in its Consolidated Balance Sheets at December 31, 2011 and 2010. The debentures issued to the issuer trusts by the Firm, less the common capital securities of the issuer trusts, qualified as Tier 1 capital as of December 31, 2011.

274	JPMorgan Chase & Co./2011 Annual Report

The following is a summary of the outstanding trust preferred capital debt securities, including unamortized original issue discount, issued by each trust, and the junior subordinated deferrable interest debenture issued to each trust, as of December 31, 2011.

December 31, 2011 (in millions)	Amount of trust preferred capital debt securities issued by trust(a)	Principal amount of debenture issued to trust(b)	Issue date	Stated maturity of trust preferred capital securities and debentures	Earliest redemption date	Interest rate of trust preferred capital securities and debentures	Interest payment/distribution dates
Bank One Capital III	$474	$765	2000	2030	Any time	8.75%	Semiannually
Bank One Capital VI	525	552	2001	2031	Any time	7.20%	Quarterly
Chase Capital II	482	497	1997	2027	Any time	LIBOR + 0.50%	Quarterly
Chase Capital III	295	305	1997	2027	Any time	LIBOR + 0.55%	Quarterly
Chase Capital VI	241	249	1998	2028	Any time	LIBOR + 0.625%	Quarterly
First Chicago NBD Capital I	249	256	1997	2027	Any time	LIBOR + 0.55%	Quarterly
J.P. Morgan Chase Capital X	1,000	1,016	2002	2032	Any time	7.00%	Quarterly
J.P. Morgan Chase Capital XI	1,075	1,009	2003	2033	Any time	5.88%	Quarterly
J.P. Morgan Chase Capital XII	400	391	2003	2033	Any time	6.25%	Quarterly
JPMorgan Chase Capital XIII	465	480	2004	2034	2014	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XIV	600	587	2004	2034	Any time	6.20%	Quarterly
JPMorgan Chase Capital XV	93	132	2005	2035	Any time	5.88%	Semiannually
JPMorgan Chase Capital XVI	500	493	2005	2035	Any time	6.35%	Quarterly
JPMorgan Chase Capital XVII	496	720	2005	2035	Any time	5.85%	Semiannually
JPMorgan Chase Capital XVIII	748	749	2006	2036	Any time	6.95%	Semiannually
JPMorgan Chase Capital XIX	563	564	2006	2036	Any time	6.63%	Quarterly
JPMorgan Chase Capital XX	905	907	2006	2036	Any time	6.55%	Semiannually
JPMorgan Chase Capital XXI	836	837	2007	2037	2012	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XXII	911	912	2007	2037	Any time	6.45%	Semiannually
JPMorgan Chase Capital XXIII	643	643	2007	2047	2012	LIBOR + 1.00%	Quarterly
JPMorgan Chase Capital XXIV	700	700	2007	2047	2012	6.88%	Quarterly
JPMorgan Chase Capital XXV	1,493	2,292	2007	2037	2037	6.80%	Semiannually
JPMorgan Chase Capital XXVI	1,815	1,815	2008	2048	2013	8.00%	Quarterly
JPMorgan Chase Capital XXVII	995	995	2009	2039	2039	7.00%	Semiannually
JPMorgan Chase Capital XXVIII	1,500	1,500	2009	2039	2014	7.20%	Quarterly
JPMorgan Chase Capital XXIX	1,500	1,500	2010	2040	2015	6.70%	Quarterly
Total	$19,504	$20,866

(a)	Represents the amount of trust preferred capital debt securities issued to the public by each trust, including unamortized original issue discount.

(b)
Represents the principal amount of JPMorgan Chase debentures issued to each trust, including unamortized original-issue discount. The principal amount of debentures issued to the trusts includes the impact of hedging and purchase accounting fair value adjustments that were recorded on the Firm’s Consolidated Financial Statements.

JPMorgan Chase & Co./2011 Annual Report	275

Notes to consolidated financial statements

Note 22 – Preferred stock
At December 31, 2011 and 2010, JPMorgan Chase was authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share.
In the event of a liquidation or dissolution of the Firm, JPMorgan Chase’s preferred stock then outstanding takes precedence over the Firm’s common stock for the payment of dividends and the distribution of assets.
Dividends on the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I shares are payable semiannually at a fixed annual dividend rate of 7.90% through April 2018, and then become payable quarterly at an annual dividend rate of three-month LIBOR plus 3.47%. Dividends on the 8.625% Non-Cumulative Preferred Stock, Series J are payable quarterly.
On August 20, 2010, the Firm redeemed all of the outstanding shares of its 6.15% Cumulative Preferred Stock, Series E; 5.72% Cumulative Preferred Stock, Series F; and 5.49% Cumulative Preferred Stock, Series G at their stated redemption value. On June 17, 2009, the Firm redeemed all outstanding shares of the Fixed Rate Cumulative Perpetual Preferred Stock, Series K (“Series K Preferred Stock”) and repaid the full $25.0 billion principal amount together with accrued but unpaid dividends.
The following is a summary of JPMorgan Chase’s preferred stock outstanding as of December 31, 2011 and 2010.

December 31,		Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I	8.625% Non-Cumulative Perpetual Preferred Stock, Series J	Total preferred stock
Contractual rate in effect at December 31, 2011		7.900%	8.625%

Shares(a)	2011	600,000	180,000	780,000
	2010	600,000	180,000	780,000

Carrying value (in millions)	2011	$6,000	$1,800	$7,800
	2010	6,000	1,800	7,800

Earliest redemption date		4/30/2018	9/1/2013
Share value and redemption price per share(b)		$10,000	$10,000

(a)	Represented by depositary shares.

(b)	The redemption price includes the amount shown in the table plus any accrued but unpaid dividends.
Dividend and stock repurchase restrictions
Prior to the redemption of the Series K Preferred Stock on June 17, 2009, the Firm was subject to certain restrictions regarding the declaration of dividends and share repurchases. As a result of the redemption of the Series K Preferred Stock, JPMorgan Chase is no longer subject to any of these restrictions.

Note 23 – Common stock
At December 31, 2011 and 2010, JPMorgan Chase was authorized to issue 9.0 billion shares of common stock with a par value of $1 per share. On June 5, 2009, the Firm issued $5.8 billion, or 163 million new shares, of its common stock at $35.25 per share.
Common shares issued (newly issued or distributed from treasury) by JPMorgan Chase during the years ended December 31, 2011, 2010 and 2009 were as follows.

Year ended December 31, (in millions)	2011	2010	2009
Issued – balance at January 1	4,104.9	4,104.9	3,941.6
New open market issuances	—	—	163.3
Total issued – balance at December 31	4,104.9	4,104.9	4,104.9
Treasury – balance at January 1	(194.6)	(162.9)	(208.8)
Purchase of treasury stock	(226.9)	(77.9)	—
Share repurchases related to employee stock-based awards(a)	(0.1)	(0.1)	(1.1)
Issued from treasury:
Employee benefits and compensation plans	88.3	45.3	45.7
Employee stock purchase plans	1.1	1.0	1.3
Total issued from treasury	89.4	46.3	47.0
Total treasury – balance at December 31	(332.2)	(194.6)	(162.9)
Outstanding	3,772.7	3,910.3	3,942.0

(a)	Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes.
Pursuant to the U.S. Treasury’s Capital Purchase Program, the Firm issued to the U.S. Treasury a Warrant to purchase up to 88,401,697 shares of the Firm’s common stock, at an exercise price of $42.42 per share, subject to certain antidilution and other adjustments. The U.S. Treasury exchanged the Warrant for 88,401,697 warrants, each of which was a warrant to purchase a share of the Firm’s common stock at an exercise price of $42.42 per share and, on December 11, 2009, sold the warrants in a secondary public offering for $950 million. The warrants are exercisable, in whole or in part, at any time and from time to time until October 28, 2018. As part of its common equity repurchase program discussed below, the Firm repurchased 10,167,698 warrants during 2011, with 78,233,999 warrants remaining outstanding at December 31, 2011. The repurchase of the warrants resulted in a $122 million adjustment to capital surplus.
On March 18, 2011, the Board of Directors approved a $15.0 billion common equity (i.e., common stock and warrants) repurchase program, of which $8.95 billion was authorized for repurchase in 2011. The $15.0 billion repurchase program superseded a $10.0 billion repurchase program approved in 2007. During 2011 and 2010, the Firm repurchased (on a trade-date basis) an aggregate of 240 million and 78 million shares of common stock and warrants, for $8.95 billion and $3.0 billion, at an average price per unit of $37.35 and $38.49, respectively. The Firm

276	JPMorgan Chase & Co./2011 Annual Report

did not repurchase any of the warrants during 2010, and did not repurchase any shares of its common stock or warrants during 2009. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 5: Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities, on pages 18–20 of JPMorgan Chase’s 2011 Form 10-K.
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
As of December 31, 2011, approximately 408 million unissued shares of common stock were reserved for issuance under various employee incentive, compensation, option and stock purchase plans, director compensation plans, and the warrants sold by the U.S. Treasury as discussed above.
Note 24 – Earnings per share
Earnings per share (“EPS”) is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. JPMorgan Chase grants restricted stock and RSUs to certain employees under its stock-based compensation programs, which entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock; these unvested awards meet the definition of participating securities. Options issued under employee benefit plans that have an antidilutive effect are excluded from the computation of diluted EPS.

The following table presents the calculation of basic and diluted EPS for the years ended December 31, 2011, 2010 and 2009.

Year ended December 31, (in millions, except per share amounts)	2011	2010	2009
Basic earnings per share
Income before extraordinary gain	$18,976	$17,370	$11,652
Extraordinary gain	—	—	76
Net income	$18,976	$17,370	$11,728
Less: Preferred stock dividends	629	642	1,327
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	—	—	1,112	(c)
Net income applicable to common equity	18,347	16,728	9,289	(c)
Less: Dividends and undistributed earnings allocated to participating securities	779	964	515
Net income applicable to common stockholders	$17,568	$15,764	$8,774
Total weighted-average basic shares outstanding	3,900.4	3,956.3	3,862.8
Per share
Income before extraordinary gain	$4.50	$3.98	$2.25	(c)
Extraordinary gain	—	—	0.02
Net income	$4.50	$3.98	$2.27	(c)

Year ended December 31, (in millions, except per share amounts)	2011	2010	2009
Diluted earnings per share
Net income applicable to common stockholders	$17,568	$15,764	$8,774
Total weighted-average basic shares outstanding	3,900.4	3,956.3	3,862.8
Add: Employee stock options, SARs and warrants(a)	19.9	20.6	16.9
Total weighted-average diluted shares outstanding(b)	3,920.3	3,976.9	3,879.7
Per share
Income before extraordinary gain	$4.48	$3.96	$2.24	(c)
Extraordinary gain	—	—	0.02
Net income per share	$4.48	$3.96	$2.26	(c)

(a)
Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans and the warrants originally issued in 2008 under the U.S. Treasury’s Capital Purchase Program to purchase shares of the Firm’s common stock. The aggregate number of shares issuable upon the exercise of such options and warrants was 133 million, 233 million and 266 million for the full years ended December 31, 2011, 2010 and 2009 respectively.

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

JPMorgan Chase & Co./2011 Annual Report	277

Notes to consolidated financial statements

Note 25 – Accumulated other comprehensive income/(loss)
AOCI includes the after-tax change in unrealized gains and losses on AFS securities, foreign currency translation adjustments (including the impact of related derivatives), cash flow hedging activities, and net loss and prior service costs/(credit) related to the Firm’s defined benefit pension and OPEB plans.

As of or for the year ended December 31,	Unrealized gains/(losses) on AFS securities(b)		Translation adjustments, net of hedges	Cash flow hedges	Net loss and prior service costs/(credit) of defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at December 31, 2008	$(2,101)		$(598)	$(202)	$(2,786)	$(5,687)
Net change	4,133	(c)	582	383	498	5,596
Balance at December 31, 2009	$2,032	(d)	$(16)	$181	$(2,288)	$(91)
Cumulative effect of changes in accounting principles(a)	(144)		—	—	—	(144)
Net change	610	(e)	269	25	332	1,236
Balance at December 31, 2010	$2,498	(d)	$253	$206	$(1,956)	$1,001
Net change	1,067	(f)	(279)	(155)	(690)	(57)
Balance at December 31, 2011	$3,565	(d)	$(26)	$51	$(2,646)	$944

(a)
Reflects the effect of the adoption of accounting guidance related to the consolidation of VIEs, and to embedded credit derivatives in beneficial interests in securitized financial assets. AOCI decreased by $129 million due to the adoption of the accounting guidance related to VIEs, as a result of the reversal of the fair value adjustments taken on retained AFS securities that were eliminated in consolidation; for further discussion see Note 16 on pages 256–267 of this Annual Report. AOCI decreased by $15 million due to the adoption of the new guidance related to credit derivatives embedded in certain of the Firm’s AFS securities; for further discussion see Note 6 on pages 202–210 of this Annual Report.

(b)	Represents the after-tax difference between the fair value and amortized cost of securities accounted for as AFS.

(c)	The net change during 2009 was due primarily to overall market spread and market liquidity improvement as well as changes in the composition of investments.

(d)
Included after-tax unrealized losses not related to credit on debt securities for which credit losses have been recognized in income of $(56) million, $(81) million and $(226) million at December 31, 2011, 2010 and 2009, respectively.

(e)
The net change during 2010 was due primarily to the narrowing of spreads on commercial and non-agency MBS as well as on collateralized loan obligations; also reflects increased market value on pass-through MBS due to narrowing of spreads and other market factors.

(f)
The net change for 2011 was due primarily to increased market value on agency MBS and municipal securities, partially offset by the widening of spreads on non-U.S. corporate debt and the realization of gains due to portfolio repositioning.

The following table presents the before- and after-tax changes in the components of other comprehensive income/(loss).

	2011			2010			2009
Year ended December 31, (in millions)	Before tax	Tax effect	After tax	Before tax	Tax effect	After tax	Before tax	Tax effect	After tax
Unrealized gains/(losses) on AFS securities:
Net unrealized gains/(losses) arising during the period	$3,361	$(1,322)	$2,039	$3,982	$(1,540)	$2,442	$7,870	$(3,029)	$4,841
Reclassification adjustment for realized (gains)/losses included in net income	(1,593)	621	(972)	(2,982)	1,150	(1,832)	(1,152)	444	(708)
Net change	1,768	(701)	1,067	1,000	(390)	610	6,718	(2,585)	4,133
Translation adjustments:
Translation	(672)	255	(417)	402	(139)	263	1,139	(398)	741
Hedges	226	(88)	138	11	(5)	6	(259)	100	(159)
Net change	(446)	167	(279)	413	(144)	269	880	(298)	582
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	50	(19)	31	247	(96)	151	767	(308)	459
Reclassification adjustment for realized (gains)/losses included in net income	(301)	115	(186)	(206)	80	(126)	(124)	48	(76)
Net change	(251)	96	(155)	41	(16)	25	643	(260)	383
Net loss and prior service cost/(credit) of defined benefit pension and OPEB plans:
Net gains/(losses) and prior service credits arising during the period	(1,291)	502	(789)	294	(96)	198	494	(200)	294
Reclassification adjustment for net loss and prior service credits included in net income	162	(63)	99	224	(90)	134	337	(133)	204
Net change	(1,129)	439	(690)	518	(186)	332	831	(333)	498
Total other comprehensive income/(loss)	$(58)	$1	$(57)	$1,972	$(736)	$1,236	$9,072	$(3,476)	$5,596

278	JPMorgan Chase & Co./2011 Annual Report

Note 26 – Income taxes
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
The components of income tax expense/(benefit) included in the Consolidated Statements of Income were as follows for each of the years ended December 31, 2011, 2010, and 2009.

Year ended December 31, (in millions)	2011	2010	2009
Current income tax expense
U.S. federal	$3,719	$4,001	$4,698
Non-U.S.	1,183	2,712	2,368
U.S. state and local	1,178	1,744	971
Total current income tax expense	6,080	8,457	8,037
Deferred income tax expense/(benefit)
U.S. federal	2,109	(753)	(2,867)
Non-U.S.	102	169	(454)
U.S. state and local	(518)	(384)	(301)
Total deferred income tax expense/(benefit)	1,693	(968)	(3,622)
Total income tax expense	$7,773	$7,489	$4,415
Total income tax expense includes $76 million, $485 million and $280 million of tax benefits recorded in 2011, 2010, and 2009, respectively, as a result of tax audit resolutions.
The preceding table does not reflect the tax effect of certain items that are recorded each period directly in stockholders’ equity and certain tax benefits associated with the Firm’s employee stock-based compensation plans. The tax effect of all items recorded directly to stockholders’ equity resulted in an increase of $927 million in 2011, an increase of $1.8 billion in 2010, and a decrease of $3.7 billion in 2009.
U.S. federal income taxes have not been provided on the undistributed earnings of certain non-U.S. subsidiaries, to the extent that such earnings have been reinvested abroad for an indefinite period of time. Based on JPMorgan Chase's ongoing review of the business requirements and capital needs of its non-U.S. subsidiaries, combined with the formation of specific strategies and steps taken to fulfill these requirements and needs, the Firm has determined that the undistributed earnings of certain of its subsidiaries would be indefinitely reinvested to fund current and future growth of the related businesses. As management does not intend to use the earnings of these subsidiaries as a source of funding for its U.S. operations, such earnings will not be distributed to the U.S. in the foreseeable future. For 2011, pretax earnings of approximately $2.6 billion were generated and will be indefinitely reinvested in these subsidiaries. At December 31, 2011, the cumulative amount of undistributed pretax earnings in these subsidiaries approximated $21.8 billion. If the Firm were to record a deferred tax liability associated with these undistributed earnings, the amount would be approximately $4.9 billion at December 31, 2011.
Tax expense applicable to securities gains and losses for the years 2011, 2010 and 2009 was $617 million, $1.1 billion, and $427 million, respectively.
A reconciliation of the applicable statutory U.S. income tax rate to the effective tax rate for each of the years ended December 31, 2011, 2010 and 2009, is presented in the following table.

Year ended December 31,	2011	2010	2009
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase/(decrease) in tax rate resulting from:
U.S. state and local income taxes, net of U.S. federal income tax benefit	1.6	3.6	2.7
Tax-exempt income	(2.1)	(2.4)	(3.9)
Non-U.S. subsidiary earnings(a)	(2.3)	(2.2)	(1.7)
Business tax credits	(4.0)	(3.7)	(5.5)
Other, net	0.9	(0.2)	0.9
Effective tax rate	29.1%	30.1%	27.5%

(a)	Includes earnings deemed to be reinvested indefinitely in non-U.S. subsidiaries.
Deferred income tax expense/(benefit) results from differences between assets and liabilities measured for financial reporting purposes versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. If a deferred tax asset is determined to be unrealizable, a valuation allowance is established. The significant components of deferred tax assets and liabilities are reflected in the following table as of December 31, 2011 and 2010.

JPMorgan Chase & Co./2011 Annual Report	279

Notes to consolidated financial statements

December 31, (in millions)	2011	2010
Deferred tax assets
Allowance for loan losses	$10,689	$12,287
Employee benefits	4,570	4,279
Accrued expenses and other(a)	9,186	7,850
Non-U.S. operations	2,943	956
Tax attribute carryforwards(a)	1,547	2,348
Gross deferred tax assets	$28,935	$27,720
Valuation allowance	(1,303)	(1,784)
Deferred tax assets, net of valuation allowance	$27,632	$25,936
Deferred tax liabilities
Depreciation and amortization(a)	$6,358	$4,823
Leasing transactions	2,569	2,160
Non-U.S. operations	2,790	1,136
Other, net(a)	1,139	1,497
Gross deferred tax liabilities	$12,856	$9,616
Net deferred tax assets	$14,776	$16,320

(a)	The prior-year period has been revised to conform with the current presentation.

JPMorgan Chase has recorded deferred tax assets of $1.5 billion at December 31, 2011, in connection with U.S. federal, state and local, and non-U.S. subsidiary net operating loss carryforwards. At December 31, 2011, the U.S. federal net operating loss carryforwards were approximately $4.1 billion; the state and local net operating loss carryforward was approximately $642 million; and the non-U.S. subsidiary net operating loss carryforward was $116 million. If not utilized, the U.S. federal net operating loss carryforwards and the state and local net operating loss carryforward will expire between 2027 and 2030. The non-U.S. subsidiary net operating loss carryforward has an unlimited carryforward period.
A valuation allowance has been recorded for losses associated with non-U.S. subsidiaries and certain portfolio investments, and certain state and local tax benefits. During 2011, the valuation allowance decreased by $481 million predominantly related to the realization of state and local tax benefits.

At December 31, 2011, 2010 and 2009, JPMorgan Chase’s unrecognized tax benefits, excluding related interest expense and penalties, were $7.2 billion, $7.8 billion and $6.6 billion, respectively, of which $4.0 billion, $3.8 billion and $3.5 billion, respectively, if recognized, would reduce the annual effective tax rate. As JPMorgan Chase is presently under audit by a number of taxing authorities, it is reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months. JPMorgan Chase does not expect that any changes over the next twelve months in its gross balance of unrecognized tax benefits caused by such audits would result in a significant change in its annual effective tax rate.
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009.

Unrecognized tax benefits
Year ended December 31, (in millions)	2011	2010	2009
Balance at January 1,	$7,767	$6,608	$5,894
Increases based on tax positions related to the current period	516	813	584
Decreases based on tax positions related to the current period	(110)	(24)	(6)
Increases based on tax positions related to prior periods	496	1,681	703
Decreases based on tax positions related to prior periods	(1,433)	(1,198)	(322)
Decreases related to settlements with taxing authorities	(16)	(74)	(203)
Decreases related to a lapse of applicable statute of limitations	(31)	(39)	(42)
Balance at December 31,	$7,189	$7,767	$6,608
After-tax interest expense/(benefit) and penalties related to income tax liabilities recognized in income tax expense were $184 million, $(54) million and $101 million in 2011, 2010 and 2009, respectively.
At December 31, 2011 and 2010, in addition to the liability for unrecognized tax benefits, the Firm had accrued $1.7 billion and $1.6 billion, respectively, for income tax-related interest and penalties.
JPMorgan Chase is continually under examination by the Internal Revenue Service, by taxing authorities throughout the world, and by many states throughout the U.S. The following table summarizes the status of significant income tax examinations of JPMorgan Chase and its consolidated subsidiaries as of December 31, 2011.

280	JPMorgan Chase & Co./2011 Annual Report

December 31, 2011	Periods under examination	Status
JPMorgan Chase – U.S.	1993 – 2002	Refund claims under review
JPMorgan Chase – U.S.	2003 – 2005(a)	Field examination completed, JPMorgan Chase intends to file refund claims
Bank One – U.S.	2000 – 2004	Refund claims under review
Bear Stearns – U.S.	2003 – 2005	In appeals process
Bear Stearns – U.S.	2006 – 2008	Field examination
JPMorgan Chase – United Kingdom	2006 – 2010	Field examination
JPMorgan Chase – New York State and City	2005 – 2007	Field examination
JPMorgan Chase – California	2006 – 2008	Field examination

(a)	JPMorgan Chase anticipates that the IRS will commence in 2012 an examination of the years 2006 through 2008.
The following table presents the U.S. and non-U.S. components of income before income tax expense and extraordinary gain for the years ended December 31, 2011, 2010 and 2009.

Year ended December 31, (in millions)	2011	2010	2009
U.S.	$16,336	$16,568	$6,263
Non-U.S.(a)	10,413	8,291	9,804
Income before income tax and extraordinary gain	$26,749	$24,859	$16,067

(a)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.
Note 27 – Restrictions on cash and intercompany funds transfers
The business of JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”) is subject to examination and regulation by the Office of the Comptroller of the Currency (“OCC”). The Bank is a member of the U.S. Federal Reserve System, and its deposits in the U.S. are insured by the FDIC.
The Board of Governors of the Federal Reserve System (the “Federal Reserve”) requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by the Firm’s bank subsidiaries with various Federal Reserve Banks was approximately $4.4 billion and $803 million in 2011 and 2010, respectively.
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
At January 1, 2012, JPMorgan Chase’s banking subsidiaries could pay, in the aggregate, $7.4 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators. The capacity to pay dividends in 2012 will be supplemented by the banking subsidiaries’ earnings during the year.
In compliance with rules and regulations established by U.S. and non-U.S. regulators, as of December 31, 2011 and 2010, cash in the amount of $25.4 billion and $25.0 billion, respectively, and securities with a fair value of $23.4 billion and $9.7 billion, respectively, were segregated in special bank accounts for the benefit of securities and futures brokerage customers. In addition, as of December 31, 2011 and 2010, the Firm had other restricted cash of $4.2 billion and $2.7 billion, respectively, primarily representing cash reserves held at non-U.S. central banks and held for other general purposes.
Note 28 – Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The OCC establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A.
There are two categories of risk-based capital: Tier 1 capital and Tier 2 capital. Tier 1 capital consists of common stockholders’ equity, perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred capital debt securities, less goodwill and certain other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, subordinated long-term debt and other instruments qualifying as Tier 2 capital, and the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets. Total capital is Tier 1 capital plus Tier 2 capital. Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and Total capital to risk-weighted assets, as well as minimum leverage ratios (which are defined as Tier 1 capital divided by adjusted quarterly average assets). Failure to meet these minimum requirements could cause the Federal Reserve to take action. Banking subsidiaries also are subject to these capital requirements by their respective primary regulators. As of December 31, 2011 and 2010, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

JPMorgan Chase & Co./2011 Annual Report	281

Notes to consolidated financial statements

The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at December 31, 2011 and 2010. These amounts are determined in accordance with regulations issued by the Federal Reserve and/or OCC.

December 31,	JPMorgan Chase & Co.(e)		JPMorgan Chase Bank, N.A.(e)		Chase Bank USA, N.A.(e)		Well-capitalized ratios(f)		Minimum capital ratios(f)
(in millions, except ratios)	2011	2010	2011	2010	2011	2010
Regulatory capital
Tier 1(a)	$150,384	$142,450	$98,426	$91,764	$11,903	$12,966
Total	188,088	182,216	136,017	130,444	15,448	16,659

Assets
Risk-weighted(b)(c)	$1,221,198	$1,174,978	$1,042,898	$965,897	$107,421	$116,992
Adjusted average(d)	2,202,087	2,024,515	1,789,194	1,611,486	106,312	117,368

Capital ratios
Tier 1(a)	12.3%	12.1%	9.4%	9.5%	11.1%	11.1%	6.0%		4.0%
Total	15.4	15.5	13.0	13.5	14.4	14.2	10.0		8.0
Tier 1 leverage	6.8	7.0	5.5	5.7	11.2	11.0	5.0	(g)	3.0	(h)

(a)
At December 31, 2011, for JPMorgan Chase and JPMorgan Chase Bank, N.A., trust preferred capital debt securities were $19.6 billion and $600 million, respectively. If these securities were excluded from the calculation at December 31, 2011, Tier 1 capital would be $130.8 billion and $97.8 billion, respectively, and the Tier 1 capital ratio would be 10.7% and 9.4%, respectively. At December 31, 2011, Chase Bank USA, N.A. had no trust preferred capital debt securities.

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

(c)
Includes off–balance sheet risk-weighted assets at December 31, 2011, of $301.1 billion, $291.0 billion and $38 million, and at December 31, 2010, of $282.9 billion, $274.2 billion and $31 million, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., respectively.

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

Note:
Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $414 million and $647 million at December 31, 2011 and 2010, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $2.3 billion and $1.9 billion at December 31, 2011 and 2010, respectively.

282	JPMorgan Chase & Co./2011 Annual Report

A reconciliation of the Firm’s Total stockholders’ equity to Tier 1 capital and Total qualifying capital is presented in the table below.

December 31, (in millions)	2011	2010
Tier 1 capital
Total stockholders’ equity	$183,573	$176,106
Effect of certain items in accumulated other comprehensive income/(loss) excluded from Tier 1 capital	(970)	(748)
Qualifying hybrid securities and noncontrolling interests(a)	19,668	19,887
Less: Goodwill(b)	45,873	46,915
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	2,150	1,261
Investments in certain subsidiaries and other	993	1,032
Other intangible assets(b)	2,871	3,587
Total Tier 1 capital	150,384	142,450
Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	22,275	25,018
Qualifying allowance for credit losses	15,504	14,959
Adjustment for investments in certain subsidiaries and other	(75)	(211)
Total Tier 2 capital	37,704	39,766
Total qualifying capital	$188,088	$182,216

(a)	Primarily includes trust preferred capital debt securities of certain business trusts.

(b)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

Note 29 – Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements.
To provide for the risk of loss inherent in wholesale and consumer (excluding credit card) contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 15 on pages 252–255 of this Annual Report for further discussion regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at December 31, 2011 and 2010. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases, without notice as permitted by law. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower. Also, the Firm typically closes credit card lines when the borrower is 60 days or more past due.

JPMorgan Chase & Co./2011 Annual Report	283

Notes to consolidated financial statements

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(i)
	2011					2010	2011	2010
By remaining maturity at December 31, (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$933	$4,780	$4,870	$5,959	$16,542	$17,662	$—	$—
Home equity – junior lien	2,096	8,964	8,075	7,273	26,408	30,948	—	—
Prime mortgage	1,500	—	—	—	1,500	1,266	—	—
Subprime mortgage	—	—	—	—	—	—	—	—
Auto	6,431	97	149	17	6,694	5,246	1	2
Business banking	9,480	430	63	326	10,299	9,702	6	4
Student and other	82	169	127	486	864	579	—	—
Total consumer, excluding credit card	20,522	14,440	13,284	14,061	62,307	65,403	7	6
Credit card	530,616	—	—	—	530,616	547,227	—	—
Total consumer	551,138	14,440	13,284	14,061	592,923	612,630	7	6
Wholesale:
Other unfunded commitments to extend credit(a)(b)	61,083	61,628	87,830	4,710	215,251	199,859	347	364
Standby letters of credit and other financial guarantees(a)(b)(c)(d)	27,982	34,671	36,448	2,798	101,899	94,837	696	705
Unused advised lines of credit	46,695	11,324	327	1,857	60,203	44,720	—	—
Other letters of credit(a)(d)	4,218	1,020	148	—	5,386	6,663	2	2
Total wholesale	139,978	108,643	124,753	9,365	382,739	346,079	1,045	1,071
Total lending-related	$691,116	$123,083	$138,037	$23,426	$975,662	$958,709	$1,052	$1,077
Other guarantees and commitments
Securities lending indemnifications(e)	$186,077	$—	$—	$—	$186,077	$181,717	NA	NA
Derivatives qualifying as guarantees(f)	2,998	5,117	31,097	36,381	75,593	87,768	$457	$294
Unsettled reverse repurchase and securities borrowing agreements	39,939	—	—	—	39,939	39,927	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability(g)	NA	NA	NA	NA	NA	NA	3,557	3,285
Loans sold with recourse	NA	NA	NA	NA	10,397	10,982	148	153
Other guarantees and commitments(h)	1,030	279	299	4,713	6,321	6,492	(5)	(6)

(a)
At December 31, 2011 and 2010, reflects the contractual amount net of risk participations totaling $1.1 billion and $542 million, respectively, for other unfunded commitments to extend credit; $19.8 billion and $22.4 billion, respectively, for standby letters of credit and other financial guarantees; and $974 million and $1.1 billion, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(b)
At December 31, 2011 and 2010, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other not-for-profit entities of $48.6 billion and $43.4 billion, respectively. These commitments also include liquidity facilities to nonconsolidated municipal bond VIEs; for further information, see Note 16 on pages 256–267 of this Annual Report.

(c)	At December 31, 2011 and 2010, included unissued standby letters of credit commitments of $44.1 billion and $41.6 billion, respectively.

(d)
At December 31, 2011 and 2010, JPMorgan Chase held collateral relating to $41.5 billion and $37.8 billion, respectively, of standby letters of credit; and $1.3 billion and $2.1 billion, respectively, of other letters of credit.

(e)
At December 31, 2011 and 2010, collateral held by the Firm in support of securities lending indemnification agreements was $186.3 billion and $185.0 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)	Represents notional amounts of derivatives qualifying as guarantees.

(g)
Represents the estimated mortgage repurchase liability related to indemnifications for breaches of representations and warranties in loan sale and securitization agreements. For additional information, see Loan sale and securitization-related indemnifications on pages 286–287 of this Note.

(h)
At December 31, 2011 and 2010, included unfunded commitments of $789 million and $1.0 billion, respectively, to third-party private equity funds; and $1.5 billion and $1.4 billion, respectively, to other equity investments. These commitments included $820 million and $1.0 billion, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 184–198 of this Annual Report. In addition, at December 31, 2011 and 2010, included letters of credit hedged by derivative transactions and managed on a market risk basis of $3.9 billion and $3.8 billion, respectively.

(i)
For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability; for derivative-related products, the carrying value represents the fair value. For all other products the carrying value represents the valuation reserve.

284	JPMorgan Chase & Co./2011 Annual Report

Other unfunded commitments to extend credit
Other unfunded commitments to extend credit generally comprise commitments for working capital and general corporate purposes, as well as extensions of credit to support commercial paper facilities and bond financings in the event that those obligations cannot be remarketed to new investors.
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged and acquisition finance activities, which were $6.1 billion and $5.9 billion at December 31, 2011 and 2010, respectively. For further information, see Note 3 and Note 4 on pages 184–198 and 198–200 respectively, of this Annual Report.
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
As required by U.S. GAAP, the Firm initially records guarantees at the inception date fair value of the obligation assumed (e.g., the amount of consideration received or the net present value of the premium receivable). For certain types of guarantees, the Firm records this fair value amount in other liabilities with an offsetting entry recorded in cash (for premiums received), or other assets (for premiums receivable). Any premium receivable recorded in other assets is reduced as cash is received under the contract, and the fair value of the liability recorded at inception is amortized into income as lending and deposit-related fees over the life of the guarantee contract. For indemnifications provided in sales agreements, a portion of the sale proceeds is allocated to the guarantee, which adjusts the gain or loss that would otherwise result from the transaction. For these indemnifications, the initial liability is amortized to income as the Firm’s risk is reduced (i.e., over time or when the indemnification expires). Any contingent liability that exists as a result of issuing the guarantee or indemnification is recognized when it becomes probable and reasonably estimable. The contingent portion of the liability is not recognized if the estimated amount is less than the carrying amount of the liability recognized at inception (adjusted for any amortization). The recorded amounts of the liabilities related to guarantees and indemnifications at December 31, 2011 and 2010, excluding the allowance for credit losses on lending-related commitments, are discussed below.
Standby letters of credit and other financial guarantees
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $698 million and $707 million at December 31, 2011 and 2010, respectively, which were classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values included $319 million and $347 million, respectively, for the allowance for lending-related commitments, and $379 million and $360 million, respectively, for the guarantee liability and corresponding asset.

The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of December 31, 2011 and 2010.
Standby letters of credit, other financial guarantees and other letters of credit

	2011			2010
December 31, (in millions)	Standby letters of credit and other financial guarantees		Other letters of credit	Standby letters of credit and other financial guarantees		Other letters of credit
Investment-grade(a)	$78,884		$4,105	$70,236		$5,289
Noninvestment-grade(a)	23,015		1,281	24,601		1,374
Total contractual amount(b)	$101,899	(c)	$5,386	$94,837	(c)	$6,663
Allowance for lending-related commitments	$317		$2	$345		$2
Commitments with collateral	41,529		1,264	37,815		2,127

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

(b)
At December 31, 2011 and 2010, reflects the contractual amount net of risk participations totaling $19.8 billion and $22.4 billion, respectively, for standby letters of credit and other financial guarantees; and $974 million and $1.1 billion, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(c)	At December 31, 2011 and 2010, included unissued standby letters of credit commitments of $44.1 billion and $41.6 billion, respectively.

JPMorgan Chase & Co./2011 Annual Report	285

Notes to consolidated financial statements

Advised lines of credit
An advised line of credit is a revolving credit line which specifies the maximum amount the Firm may make available to an obligor, on a nonbinding basis. The borrower receives written or oral advice of this facility. The Firm may cancel this facility at any time by providing the borrower notice or, in some cases, without notice as permitted by law.
Securities lending indemnifications
Through the Firm’s securities lending program, customers’ securities, via custodial and non-custodial arrangements, may be lent to third parties. As part of this program, the Firm provides an indemnification in the lending agreements which protects the lender against the failure of the third-party borrower to return the lent securities in the event the Firm did not obtain sufficient collateral. To minimize its liability under these indemnification agreements, the Firm obtains cash or other highly liquid collateral with a market value exceeding 100% of the value of the securities on loan from the borrower. Collateral is marked to market daily to help assure that collateralization is adequate. Additional collateral is called from the borrower if a shortfall exists, or collateral may be released to the borrower in the event of overcollateralization. If a borrower defaults, the Firm would use the collateral held to purchase replacement securities in the market or to credit the lending customer with the cash equivalent thereof.
Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. These contracts include written put options that require the Firm to purchase assets upon exercise by the option holder at a specified price by a specified date in the future. The Firm may enter into written put option contracts in order to meet client needs, or for other trading purposes. The terms of written put options are typically five years or less. Derivative guarantees also include contracts such as stable value derivatives that require the Firm to make a payment of the difference between the market value and the book value of a counterparty’s reference portfolio of assets in the event that market value is less than book value and certain other conditions have been met. Stable value derivatives, commonly referred to as “stable value wraps”, are transacted in order to allow investors to realize investment returns with less volatility than an unprotected portfolio and are typically longer-term or may have no stated maturity, but allow the Firm to terminate the contract under certain conditions.
Derivative guarantees are recorded on the Consolidated Balance Sheets at fair value in trading assets and trading liabilities. The total notional value of the derivatives that the Firm deems to be guarantees was $75.6 billion and $87.8 billion at December 31, 2011 and 2010, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value contracts is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $26.1 billion and $25.9 billion and the maximum exposure to loss was $2.8 billion and $2.7 billion, at December 31, 2011 and 2010, respectively. The fair values of the contracts reflect the probability of whether the Firm will be required to perform under the contract. The fair value related to derivatives that the Firm deems to be guarantees were derivative payables of $555 million and $390 million and derivative receivables of $98 million and $96 million at December 31, 2011 and 2010, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 6 on pages 202–210 of this Annual Report.
Unsettled reverse repurchase and securities borrowing agreements
In the normal course of business, the Firm enters into reverse repurchase agreements and securities borrowing agreements that settle at a future date. At settlement, these commitments require that the Firm advance cash to and accept securities from the counterparty. These agreements generally do not meet the definition of a derivative, and therefore, are not recorded on the Consolidated Balance Sheets until settlement date. At December 31, 2011 and 2010, the amount of commitments related to forward starting reverse repurchase agreements and securities borrowing agreements were $14.4 billion and $14.4 billion, respectively. Commitments related to unsettled reverse repurchase agreements and securities borrowing agreements with regular way settlement periods were $25.5 billion and $25.5 billion at December 31, 2011 and 2010, respectively.
Loan sales- and securitization-related indemnifications
Mortgage repurchase liability
In connection with the Firm’s loan sale and securitization activities with the GSEs and other loan sale and private-label securitization transactions, as described in Note 16 on pages 256–267 of this Annual Report, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties. Although there have been both generalized allegations, as well as specific demands that the Firm should repurchase loans sold or deposited into private-label securitizations, and the Firm experienced an increase in the number of requests for loan files (“file requests”) in the latter part of 2011, loan-level repurchase demands and repurchases from private-label securitizations have been limited to date. Generally, the maximum amount of future payments the Firm would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were

286	JPMorgan Chase & Co./2011 Annual Report

sold to purchasers (including securitization-related SPEs) plus, in certain circumstances, accrued and unpaid interest on such loans and certain expense.
Subsequent to the Firm’s acquisition of certain assets and liabilities of Washington Mutual from the FDIC in September 2008, the Firm resolved and/or limited certain current and future repurchase demands for loans sold to the GSEs by Washington Mutual, although it remains the Firm’s position that such obligations remain with the FDIC receivership. The Firm will continue to evaluate and may pay (subject to reserving its rights for indemnification by the FDIC) certain future repurchase demands related to individual loans, subject to certain limitations, and has considered such potential repurchase demands in its repurchase liability.
To estimate the Firm’s mortgage repurchase liability arising from breaches of representations and warranties, the Firm considers:

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
Based on these factors, the Firm has recognized a mortgage repurchase liability of $3.6 billion and $3.3 billion, as of December 31, 2011 and 2010, respectively, which is reported in accounts payable and other liabilities net of probable recoveries from third-party correspondents of $577 million and $517 million at December 31, 2011 and 2010, respectively.
Substantially all of the estimates and assumptions underlying the Firm’s established methodology for computing its recorded mortgage repurchase liability — including factors such as the amount of probable future demands from purchasers, trustees or investors, the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure, and recoveries from third parties — require application of a significant level of management judgment. Estimating the mortgage repurchase liability is further complicated by historical data and uncertainty surrounding numerous external factors, including: (i) macro-economic factors and (ii) the level of future demands, which is dependent, in part, on actions taken by third parties such as the GSEs, mortgage insurers, trustees and investors.

While the Firm uses the best information available to it in estimating its mortgage repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts accrued as of December 31, 2011, are reasonably possible. The Firm believes the estimate of the range of reasonably possible losses, in excess of its established repurchase liability, is from $0 to approximately $2 billion at December 31, 2011. This estimated range of reasonably possible loss considers the Firm's GSE-related exposure based on an assumed peak to trough decline in home prices of 44%, which is an additional 9 percentage point decline in home prices beyond the Firm’s current assumptions which were derived from a nationally recognized home price index. Although the Firm does not consider a further decline in home prices of this magnitude likely to occur, such a decline could increase the level of loan delinquencies, thereby potentially increasing the repurchase demand rate from the GSEs and increasing loss severity on repurchased loans, each of which could affect the Firm’s mortgage repurchase liability. Claims related to private-label securitizations have, thus far, generally manifested themselves through threatened or pending litigation, which the Firm has considered with other litigation matters as discussed in Note 31 on pages 290–299 of this Annual Report. Actual repurchase losses could vary significantly from the Firm’s recorded mortgage repurchase liability or this estimate of reasonably possible additional losses, depending on the outcome of various factors, including those considered above.
The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.
Summary of changes in mortgage repurchase liability(a)

Year ended December 31, (in millions)	2011		2010	2009
Repurchase liability at beginning of period	$3,285		$1,705	$1,093
Realized losses(b)	(1,263)		(1,423)	(1,253)	(d)
Provision for repurchase losses	1,535		3,003	1,865
Repurchase liability at end of period	$3,557	(c)	$3,285	$1,705

(a)
Mortgage repurchase liabilities associated with pending or threatened litigation are not reported in this table because the Firm separately evaluates its exposure to such repurchases in establishing its litigation reserves.

(b)
Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. For the years ended December 31, 2011, 2010 and 2009, make-whole settlements were and $640 million, $632 million and $277 million, respectively.

(c)	Includes $173 million at December 31, 2011, related to future demands on loans sold by Washington Mutual to the GSEs.

(d)	Includes the Firm’s resolution of certain current and future repurchase demands for certain loans sold by Washington Mutual.

Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing

JPMorgan Chase & Co./2011 Annual Report	287

Notes to consolidated financial statements

advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At December 31, 2011 and 2010, the unpaid principal balance of loans sold with recourse totaled $10.4 billion and $11.0 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, was $148 million and $153 million at December 31, 2011 and 2010, respectively.
Other off-balance sheet arrangements
Indemnification agreements – general
In connection with issuing securities to investors, the Firm may enter into contractual arrangements with third parties that require the Firm to make a payment to them in the event of a change in tax law or an adverse interpretation of tax law. In certain cases, the contract also may include a termination clause, which would allow the Firm to settle the contract at its fair value in lieu of making a payment under the indemnification clause. The Firm may also enter into indemnification clauses in connection with the licensing of software to clients (“software licensees”) or when it sells a business or assets to a third party (“third-party purchasers”), pursuant to which it indemnifies software licensees for claims of liability or damages that may occur subsequent to the licensing of the software, or third-party purchasers for losses they may incur due to actions taken by the Firm prior to the sale of the business or assets. It is difficult to estimate the Firm’s maximum exposure under these indemnification arrangements, since this would require an assessment of future changes in tax law and future claims that may be made against the Firm that have not yet occurred. However, based on historical experience, management expects the risk of loss to be remote.
Credit card charge-backs
Chase Paymentech Solutions, Card’s merchant services business and a subsidiary of JPMorgan Chase Bank, N.A., is a global leader in payment processing and merchant acquiring.
Under the rules of Visa USA, Inc., and MasterCard International, JPMorgan Chase Bank, N.A., is liable primarily for the amount of each processed credit card sales transaction that is the subject of a dispute between a cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, Chase Paymentech will (through the cardmember’s issuing bank) credit or refund the amount to the cardmember and will charge back the transaction to the merchant. If Chase Paymentech is unable to collect the amount from the merchant, Chase Paymentech will bear the loss for the amount credited or refunded to the cardmember. Chase Paymentech mitigates this risk by withholding future settlements, retaining cash reserve accounts or by obtaining other security. However, in the unlikely event that: (1) a merchant ceases operations and is unable to deliver products, services or a refund; (2) Chase Paymentech does not have sufficient collateral from the merchant to provide customer refunds; and (3) Chase Paymentech does not have sufficient financial resources to provide customer refunds, JPMorgan Chase Bank, N.A., would be liable for the amount of the transaction. For the year ended December 31, 2011, Chase Paymentech incurred aggregate credit losses of $13 million on $553.7 billion of aggregate volume processed, and at December 31, 2011, it held $204 million of collateral. For the year ended December 31, 2010, Chase Paymentech incurred aggregate credit losses of $12 million on $469.3 billion of aggregate volume processed, and at December 31, 2010, it held $189 million of collateral. For the year ended December 31, 2009, Chase Paymentech incurred aggregate credit losses of $11 million on $409.7 billion of aggregate volume processed, and at December 31, 2009, it held $213 million of collateral. The Firm believes that, based on historical experience and the collateral held by Chase Paymentech, the fair value of the Firm’s charge back-related obligations, which are representative of the payment or performance risk to the Firm, is immaterial.
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
The Firm clears transactions on behalf of its clients through various clearinghouses, and the Firm stands behind the performance of its clients on such trades. The Firm mitigates its exposure to loss in the event of a client default by requiring that clients provide appropriate amounts of margin at the inception and throughout the life of the transaction, and can cease the provision of clearing services if clients do not adhere to their obligations under the clearing agreement. It is difficult to estimate the Firm's maximum exposure under such transactions, as this would

288	JPMorgan Chase & Co./2011 Annual Report

require an assessment of transactions that clients may execute in the future. However, based upon historical experience, management believes it is unlikely that the Firm will have to make any material payments under these arrangements and the risk of loss is expected to be remote.
Guarantees of subsidiaries
In the normal course of business, JPMorgan Chase & Co. (“Parent Company”) may provide counterparties with guarantees of certain of the trading and other obligations of its subsidiaries on a contract-by-contract basis, as negotiated with the Firm’s counterparties. The obligations of the subsidiaries are included on the Firm’s Consolidated Balance Sheets, or are reflected as off-balance sheet commitments; therefore, the Parent Company has not recognized a separate liability for these guarantees. The Firm believes that the occurrence of any event that would trigger payments by the Parent Company under these guarantees is remote.
The Parent Company has guaranteed certain debt of its subsidiaries, including both long-term debt and structured notes sold as part of the Firm’s market-making activities. These guarantees are not included in the table on page 284 of this Note. For additional information, see Note 21 on pages 273–275 of this Annual Report.
Note 30 – Commitments, pledged assets and collateral
Lease commitments
At December 31, 2011, JPMorgan Chase and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes, and for energy-related tolling service agreements. Certain leases contain renewal options or escalation clauses providing for increased rental payments based on maintenance, utility and tax increases, or they require the Firm to perform restoration work on leased premises. No lease agreement imposes restrictions on the Firm’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements.
The following table presents required future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2011.

Year ended December 31, (in millions)
2012	$1,753
2013	1,758
2014	1,577
2015	1,438
2016	1,300
After 2016	7,188
Total minimum payments required(a)	15,014
Less: Sublease rentals under noncancelable subleases	(1,542)
Net minimum payment required	$13,472

(a)	Lease restoration obligations are accrued in accordance with U.S. GAAP, and are not reported as a required minimum lease payment.

Total rental expense was as follows.

Year ended December 31,
(in millions)	2011	2010	2009
Gross rental expense	$2,228	$2,212	$1,884
Sublease rental income	(403)	(545)	(172)
Net rental expense	$1,825	$1,667	$1,712
Pledged assets
At December 31, 2011, assets were pledged to collateralize repurchase agreements, other securities financing agreements, derivative transactions and for other purposes, including to secure borrowings and public deposits. Certain of these pledged assets may be sold or repledged by the secured parties and are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets. In addition, at December 31, 2011 and 2010, the Firm had pledged $270.3 billion and $288.7 billion, respectively, of financial instruments it owns that may not be sold or repledged by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. The significant components of the Firm’s pledged assets were as follows.

December 31, (in billions)	2011	2010
Securities	$134.8	$112.1
Loans	198.6	214.8
Trading assets and other	122.8	123.2
Total assets pledged(a)	$456.2	$450.1

(a)
Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 16 on pages 256–267 of this Annual Report for additional information on assets and liabilities of consolidated VIEs.

Collateral
At December 31, 2011 and 2010, the Firm had accepted assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of approximately $742.1 billion and $655.0 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, approximately $515.8 billion and $521.3 billion, respectively, were sold or repledged, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales and to collateralize deposits and derivative agreements.

JPMorgan Chase & Co./2011 Annual Report	289

Notes to consolidated financial statements

Note 31 – Litigation
Contingencies
As of December 31, 2011, the Firm and its subsidiaries are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $5.1 billion at December 31, 2011. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm is involved, taking into account the Firm’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Firm does not believe that an estimate can currently be made. The Firm’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in many such proceedings of multiple defendants (including the Firm) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Firm’s estimate will change from time to time, and actual losses may be more than the current estimate.
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
The Firm, on behalf of itself and affiliates, agreed to a settlement in principle with the New York Attorney General’s Office which provided, among other things, that the Firm would offer to purchase at par certain auction-rate securities purchased from J.P. Morgan Securities LLC, Chase Investment Services Corp. and Bear, Stearns & Co. Inc. by individual investors, charities and small- to medium-sized businesses. The Firm also agreed to a substantively similar settlement in principle with the Office of Financial Regulation for the State of Florida and the North American Securities Administrators Association (“NASAA”) Task Force, which agreed to recommend approval of the settlement to all remaining states, Puerto Rico and the U.S. Virgin Islands. The Firm has finalized the settlement agreements with the New York Attorney General’s Office and the Office of Financial Regulation for the State of Florida. The settlement agreements provide for the payment of penalties totaling $25 million to all states. The Firm is currently in the process of finalizing consent agreements with NASAA’s member states; more than 45 of these consent agreements have been finalized to date.
The Firm also faces a number of civil actions relating to the Firm’s sales of auction-rate securities, including a putative securities class action in the United States District Court for the Southern District of New York that seeks unspecified damages, and individual arbitrations and lawsuits in various forums brought by institutional and individual investors that, together, seek damages totaling approximately $50 million. The actions generally allege that the Firm and other firms manipulated the market for auction-rate securities by placing bids at auctions that affected these securities’ clearing rates or otherwise supported the auctions without properly disclosing these activities. Some actions also allege that the Firm misrepresented that auction-rate securities were short-term instruments. The lawsuits are being coordinated before the federal District Court in New York.
Additionally, the Firm was named in two putative antitrust class actions. The actions allege that the Firm, along with numerous other financial institution defendants, colluded to maintain and stabilize the auction-rate securities market and then to withdraw their support for the auction-rate securities market. In January 2010, the District Court dismissed both actions. An appeal is pending in the United States Court of Appeals for the Second Circuit.
Bear Stearns Hedge Fund Matters. The Bear Stearns Companies LLC (formerly The Bear Stearns Companies Inc.) (“Bear Stearns”), certain current or former subsidiaries of Bear Stearns, including Bear Stearns Asset Management, Inc. (“BSAM”) and Bear, Stearns & Co. Inc., and certain individuals formerly employed by Bear Stearns are named defendants (collectively the “Bear Stearns defendants”) in multiple civil actions and arbitrations relating to alleged losses resulting from the failure of the Bear Stearns High Grade Structured Credit Strategies Master Fund, Ltd. (the “High Grade Fund”) and the Bear Stearns High Grade Structured Credit Strategies Enhanced Leverage Master Fund, Ltd. (the “Enhanced Leverage Fund”) (collectively, the “Funds”). BSAM served as investment manager for both of the Funds, which were organized such that there were U.S. and Cayman Islands “feeder funds” that invested substantially all their assets, directly or indirectly, in the Funds. The Funds are in liquidation.
There are currently three civil actions pending in the United States District Court for the Southern District of New York

290	JPMorgan Chase & Co./2011 Annual Report

relating to the Funds. One of these actions involves a derivative lawsuit brought on behalf of purchasers of partnership interests in the U.S. feeder fund to the Enhanced Leverage Fund, alleging that the Bear Stearns defendants mismanaged the Funds. This action seeks, among other things, unspecified compensatory damages based on alleged investor losses. The parties have reached an agreement to settle this derivative action, pursuant to which BSAM would pay a maximum of approximately $18 million. BSAM has reserved the right not to proceed with this settlement if plaintiff is unable to secure the participation of investors whose net contributions meet a prescribed percentage of the aggregate net contributions to this feeder fund. The court has preliminarily approved the settlement, which remains subject to final court approval. (A separate derivative action, also alleging that the Bear Stearns defendants mismanaged the Funds, was brought on behalf of purchasers of partnership interests in the U.S. feeder fund to the High Grade Fund, and was dismissed following a Court-approved settlement with similar terms, pursuant to which BSAM paid approximately $19 million). The second pending action, brought by the Joint Voluntary Liquidators of the Cayman Islands feeder funds, makes allegations similar to those asserted in the derivative lawsuits related to the U.S. feeder funds, alleges net losses of approximately $700 million and seeks compensatory and punitive damages. The parties presently are engaged in discovery.
The third action was brought by Bank of America and Banc of America Securities LLC (together “BofA”) alleging breach of contract and fraud in connection with a $4 billion securitization in May 2007 known as a “CDO-squared,” for which BSAM served as collateral manager. This securitization was composed of certain collateralized debt obligation holdings that were purchased by BofA from the Funds. BofA alleges that it incurred losses in excess of $3 billion and seeks damages in an amount to be determined, although the amount of damages that BofA seeks may be substantially less than its alleged losses. Discovery is ongoing.
Bear Stearns Shareholder Litigation and Related Matters. Various shareholders of Bear Stearns have commenced purported class actions against Bear Stearns and certain of its former officers and/or directors on behalf of all persons who purchased or otherwise acquired common stock of Bear Stearns between December 14, 2006, and March 14, 2008 (the “Class Period”). During the Class Period, Bear Stearns had between 115 million and 120 million common shares outstanding, and the price per share of those securities declined from a high of $172.61 to a low of $30 at the end of the period. The actions, originally commenced in several federal courts, allege that the defendants issued materially false and misleading statements regarding Bear Stearns’ business and financial results and that, as a result of those false statements, Bear Stearns’ common stock traded at artificially inflated prices during the Class Period. In addition, several individual shareholders of Bear Stearns have also commenced or threatened to commence their own arbitration proceedings and lawsuits asserting claims similar to those in the putative class actions. Certain of these matters have been dismissed or settled.
Separately, an agreement in principle has been reached to resolve a class action brought under the Employee Retirement Income Security Act (“ERISA”) against Bear Stearns and certain of its former officers and/or directors on behalf of participants in the Bear Stearns Employee Stock Ownership Plan for alleged breaches of fiduciary duties in connection with the management of that Plan. Under the settlement, which remains subject to final documentation and court approval, the class will receive $10 million.
Bear Stearns, former members of Bear Stearns’ Board of Directors and certain of Bear Stearns’ former executive officers have also been named as defendants in a shareholder derivative and class action suit which is pending in the United States District Court for the Southern District of New York. Plaintiffs assert claims for breach of fiduciary duty, violations of federal securities laws, waste of corporate assets and gross mismanagement, unjust enrichment, abuse of control and indemnification and contribution in connection with the losses sustained by Bear Stearns as a result of its purchases of subprime loans and certain repurchases of its own common stock. Certain individual defendants are also alleged to have sold their holdings of Bear Stearns common stock while in possession of material nonpublic information. Plaintiffs seek compensatory damages in an unspecified amount. The District Court dismissed the action, and plaintiffs have appealed.
City of Milan Litigation and Criminal Investigation. In January 2009, the City of Milan, Italy (the “City”) issued civil proceedings against (among others) JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Ltd. (together, “JPMorgan Chase”) in the District Court of Milan. The proceedings relate to (a) a bond issue by the City in June 2005 (the “Bond”), and (b) an associated swap transaction, which was subsequently restructured on a number of occasions between 2005 and 2007 (the “Swap”). The City seeks damages and/or other remedies against JPMorgan Chase (among others) on the grounds of alleged “fraudulent and deceitful acts” and alleged breach of advisory obligations in connection with the Swap and the Bond, together with related swap transactions with other counterparties. The civil proceedings have been stayed pending the determination of an application by JPMorgan Chase to the Supreme Court in Rome challenging jurisdiction, which was heard in November 2011.
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

JPMorgan Chase & Co./2011 Annual Report	291

Notes to consolidated financial statements

to conduct business in Italy and monetary penalties. Hearings have continued on a weekly basis since May 2010.
Enron Litigation. JPMorgan Chase and certain of its officers and directors are involved in several lawsuits seeking damages arising out of the Firm’s banking relationships with Enron Corp. and its subsidiaries (“Enron”). A number of actions and other proceedings against the Firm previously were resolved, including a class action lawsuit captioned Newby v. Enron Corp. and adversary proceedings brought by Enron’s bankruptcy estate. The remaining Enron-related actions include an individual action by an Enron investor, an action by an Enron counterparty and a purported class action filed on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan asserting claims under ERISA for alleged breaches of fiduciary duties by JPMorgan Chase, its directors and named officers. The class action has been dismissed, and is on appeal to the United States Court of Appeals for the Second Circuit. Motions to dismiss are pending in the other two actions.
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
The parties also have filed motions seeking summary judgment as to various claims in the complaints. Oral argument on these summary judgment motions was heard in November 2011.
Investment Management Litigation. Four cases have been filed claiming that investment portfolios managed by J.P. Morgan Investment Management Inc. (“JPMorgan

Investment Management”) were inappropriately invested in securities backed by subprime residential real estate collateral. Plaintiffs claim that JPMorgan Investment Management and related defendants are liable for losses of more than $1 billion in market value of these securities. The first case was filed by NM Homes One, Inc. in federal District Court in New York. Following rulings on motions addressed to the pleadings, plaintiff’s claims for breach of contract, breach of fiduciary duty, negligence and gross negligence survive, and discovery is proceeding. In the second case, filed by Assured Guaranty (U.K.) in New York state court, discovery is proceeding on plaintiff’s claims for breach of contract, breach of fiduciary duty and gross negligence. In the third case, filed by Ambac Assurance UK Limited in New York state court, the lower court granted JPMorgan Investment Management’s motion to dismiss. The New York State Appellate Division reversed the lower court’s decision and discovery is proceeding. The fourth case, filed by CMMF LLP in New York state court, asserts claims under New York law for breach of fiduciary duty, gross negligence, breach of contract and negligent misrepresentation. The lower court denied in part defendants’ motion to dismiss and discovery is proceeding.
Lehman Brothers Bankruptcy Proceedings. In May 2010, Lehman Brothers Holdings Inc. (“LBHI”) and its Official Committee of Unsecured Creditors (the “Committee”) filed a complaint (and later an amended complaint) against JPMorgan Chase Bank, N.A. in the United States Bankruptcy Court for the Southern District of New York that asserts both federal bankruptcy law and state common law claims, and seeks, among other relief, to recover $8.6 billion in collateral that was transferred to JPMorgan Chase Bank, N.A. in the weeks preceding LBHI’s bankruptcy. The amended complaint also seeks unspecified damages on the grounds that JPMorgan Chase Bank, N.A.’s collateral requests hastened LBHI’s demise. The Firm has moved to dismiss plaintiffs’ amended complaint in its entirety, and has also moved to transfer the litigation from the Bankruptcy Court to the United States District Court for the Southern District of New York. Neither motion has yet been decided, but following argument on the motion to transfer the litigation, the District Court directed the Bankruptcy Court to decide the motion to dismiss while the District Court is considering the transfer motion. The Firm also filed counterclaims against LBHI alleging that LBHI fraudulently induced the Firm to make large clearing advances to Lehman against inappropriate collateral, which left the Firm with more than $25 billion in claims (the “Clearing Claims”) against the estate of Lehman Brothers Inc. (“LBI”), LBHI’s broker-dealer subsidiary. These claims have been paid in full, subject to the outcome of the litigation. Discovery is underway with a trial scheduled for 2012. In August 2011, LBHI and the Committee filed an objection to the deficiency claims asserted by JPMorgan Chase Bank, N.A. against LBHI with respect to the Clearing Claims, principally on the grounds that the Firm had not conducted the sale of the securities collateral held for such claims in a commercially reasonable manner. The Firm has received and is in various

292	JPMorgan Chase & Co./2011 Annual Report

stages of responding to regulatory investigations regarding Lehman.
LIBOR Investigations and Litigation. JPMorgan Chase has received various subpoenas and requests for documents and, in some cases, interviews, from the United States Department of Justice, United States Commodity Futures Trading Commission, United States Securities and Exchange Commission, European Commission, United Kingdom Financial Services Authority, Canadian Competition Bureau and Swiss Competition Commission. The documents and information sought all relate to the process by which rates were submitted to the British Bankers Association (“BBA”) in connection with the setting of the BBA’s London Interbank Offered Rate (“LIBOR”), principally in 2007 and 2008. The inquiries from some of the regulators also relate to similar processes by which EURIBOR rates are submitted to the European Banking Federation and TIBOR rates are submitted to the Japanese Bankers’ Association during similar time periods. The Firm is cooperating with these inquiries.
In addition, the Firm has been named as a defendant along with other banks in a series of individual and class actions filed in various U.S. federal courts alleging that since 2006 the defendants either individually suppressed the LIBOR rate artificially or colluded in submitting rates for LIBOR that were artificially low. Plaintiffs allege that they transacted in U.S. dollar LIBOR-based derivatives or other financial instruments whose values are impacted by changes in U.S. dollar LIBOR, and assert a variety of claims including antitrust claims seeking treble damages. All cases have been consolidated for pre-trial purposes in the United States District Court for the Southern District of New York. In November 2011, the District Court entered an Order appointing interim lead counsel for the two proposed classes: (i) plaintiffs who allegedly purchased U.S. dollar LIBOR-based financial instruments directly from the defendants in the over-the-counter market, and (ii) plaintiffs who allegedly purchased U.S. dollar LIBOR-based financial instruments on an exchange.
Madoff Litigation. JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, and J.P. Morgan Securities Ltd. have been named as defendants in a lawsuit brought by the trustee (the “Trustee”) for the liquidation of Bernard L. Madoff Investment Securities LLC (“Madoff”). The Trustee has served an amended complaint in which he has asserted 28 causes of action against JPMorgan Chase, 20 of which seek to avoid certain transfers (direct or indirect) made to JPMorgan Chase that are alleged to have been preferential or fraudulent under the federal Bankruptcy Code and the New York Debtor and Creditor Law. The remaining causes of action involve claims for, among other things, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, conversion, contribution and unjust enrichment. The complaint generally alleges that JPMorgan Chase, as Madoff’s long-time bank, facilitated the maintenance of Madoff’s Ponzi scheme and overlooked signs of wrongdoing in order to obtain profits and fees. The complaint asserts common law claims that purport to seek approximately $19 billion in damages, together with bankruptcy law claims to recover approximately $425 million in transfers that JPMorgan Chase allegedly received directly or indirectly from Bernard Madoff’s brokerage firm. By order dated October 31, 2011, the United States District Court for the Southern District of New York granted JPMorgan Chase’s motion to dismiss the common law claims asserted by the Trustee, and returned the remaining claims to the Bankruptcy Court for further proceedings. The Trustee has appealed this decision.
Separately, J.P. Morgan Trust Company (Cayman) Limited, JPMorgan (Suisse) SA, J.P. Morgan Securities Ltd., Bear Stearns Alternative Assets International Ltd. and J.P. Morgan Clearing Corp. have been named as defendants in lawsuits presently pending in Bankruptcy Court in New York arising out of the liquidation proceedings of Fairfield Sentry Limited and Fairfield Sigma Limited (together, “Fairfield”), so-called Madoff feeder funds. These actions are based on theories of mistake and restitution and seek to recover payments made to defendants by the funds totaling approximately $150 million. Pursuant to an agreement with the Trustee, the liquidators of Fairfield have voluntarily dismissed their action against J.P. Morgan Securities Ltd. without prejudice to refiling. The other actions remain outstanding. The Bankruptcy Court has stayed these actions. In addition, a purported class action was brought against JPMorgan Chase in the United States District Court for the Southern District of New York, as is a motion by separate potential class plaintiffs to add claims against JPMorgan Chase, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and J.P. Morgan Securities Ltd. to an already-pending purported class action in the same court. The allegations in these complaints largely track those raised by the Trustee. The Court dismissed these complaints and plaintiffs have appealed.
Finally, JPMorgan Chase is a defendant in five actions pending in New York state court and two purported class actions in federal court in New York. The allegations in all of these actions are essentially identical, and involve claims against the Firm for aiding and abetting fraud, aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. In the state court actions, the Firm’s motion to dismiss is pending. The Firm has moved to dismiss the state court actions and intends to move to dismiss the federal actions.
The Firm is also responding to various governmental inquiries concerning the Madoff matter.
MF Global. JPMorgan Chase & Co. has been named as one of several defendants in six putative class action lawsuits brought by customers of MF Global in federal district courts in Montana and New York. The actions allege, among other things, that the Firm aided and abetted MF Global’s alleged misuse of customer money and breaches of fiduciary duty and was unjustly enriched by the transfer of $200 million in customer segregated funds by MF Global.
In addition, J.P. Morgan Securities LLC has been named as one of several defendants in a putative class action filed in

JPMorgan Chase & Co./2011 Annual Report	293

Notes to consolidated financial statements

federal district court in New York on behalf of purchasers of MF Global’s publicly traded securities including the securities issued pursuant to MF Global’s February 2011 and August 2011 convertible note offerings. The complaint, which asserts violations of the Securities Act of 1933 against the underwriter defendants, alleges that the offering documents contained materially false and misleading statements and omissions regarding MF Global’s financial position, including its exposure to European sovereign debt. The Firm is also responding to various governmental inquiries concerning MF Global.
Mortgage-Backed Securities and Repurchase Litigation and Regulatory Investigations. JPMorgan Chase and affiliates, Bear Stearns and affiliates and Washington Mutual affiliates have been named as defendants in a number of cases in their various roles as issuer or underwriter in MBS offerings. These cases include purported class action suits, actions by individual purchasers of securities or by trustees for the benefit of purchasers of securities, and actions by monoline insurance companies that guaranteed payments of principal and interest for particular tranches of securities offerings. Although the allegations vary by lawsuit, these cases generally allege that the offering documents for securities issued by dozens of securitization trusts contained material misrepresentations and omissions, including with regard to the underwriting standards pursuant to which the underlying mortgage loans were issued, or assert that various representations or warranties relating to the loans were breached at the time of origination. There are currently pending and tolled investor and monoline claims involving approximately $120 billion of such securities, a number that decreased significantly in the fourth quarter of 2011 largely due to favorable rulings on standing in the class actions discussed below.
In the actions against the Firm as an MBS issuer (and, in some cases, also as an underwriter of its own MBS offerings), three purported class actions are pending against JPMorgan Chase and Bear Stearns, and/or certain of their affiliates and current and former employees, in the United States District Courts for the Eastern and Southern Districts of New York. Defendants moved to dismiss these actions. In the first of these three actions, the court dismissed claims relating to all but one of the offerings. In the second action, the court dismissed claims as to certain offerings and tranches for lack of standing, but allowed claims to proceed relating to some offerings and certificates including ones raised by newly intervening plaintiffs; both parties have sought leave to appeal these rulings. In the third action, the Firm’s motion to dismiss remains pending. In a fourth purported class action pending in the United States District Court for the Western District of Washington, Washington Mutual affiliates, WaMu Asset Acceptance Corp. and WaMu Capital Corp., along with certain former officers or directors of WaMu Asset Acceptance Corp., have been named as defendants. The court there denied plaintiffs’ motion for leave to amend their complaint to add JPMorgan Chase Bank, N.A., as a defendant on the theory that it is a successor to Washington Mutual Bank. In October 2011, the court certified a class of plaintiff investors to pursue the claims asserted, but limited those claims to the 13 tranches of MBS in which a named plaintiff purchased. Discovery is proceeding.
In addition to class actions, the Firm is also a defendant in individual actions brought against certain affiliates of JPMorgan Chase, Bear Stearns and Washington Mutual as issuers (and, in some cases, as underwriters). These actions involve claims by governmental agencies, including the Federal Housing Finance Administration, the National Credit Union Administration and the Federal Home Loan Banks of Pittsburgh, Seattle, San Francisco, Chicago, Indianapolis, Atlanta and Boston, as well as by or to benefit various institutional investors, including Cambridge Place Investment Management, various affiliates of the Allstate Corporation, the Charles Schwab Corporation, Massachusetts Mutual Life Insurance Company, Western & Southern Life Insurance Company, HSH Nordbank, IKB International, S.A., Sealink Funding, Ltd., Landesbank Baden-Wurttemberg, Stichting Pensioenfonds ABP, Bayerische Landesbank, Union Central Life Insurance Company, Capital Ventures International, John Hancock Life Insurance Company and certain affiliates, Dexia SA/NV and certain affiliates, Deutsche Zentral-Genossenschaftsbank and Asset Management Fund and certain affiliates. These actions are pending in federal and state courts across the country and are at various stages of litigation.
EMC Mortgage LLC (formerly EMC Mortgage Corporation) (“EMC”), an indirect subsidiary of JPMorgan Chase & Co., and certain other JPMorgan Chase entities currently are defendants in four pending actions commenced by bond insurers that guaranteed payments of principal and interest on approximately $3.5 billion of certain classes of six different MBS offerings sponsored by EMC. One of those actions, commenced by Syncora Guarantee, Inc., is pending in the United States District Court for the Southern District of New York against EMC only. Syncora has also filed two actions in New York state court: the first, against J.P. Morgan Securities LLC, asserts tort claims arising out of the same transaction as its federal complaint; the second asserts various tort and contract claims relating to a separate transaction against J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and Bear Stearns Asset-Backed Securities I LLC. Ambac has filed a similar complaint in New York state court relating to four MBS offerings, which alleges various contract and tort claims against EMC, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A. These Ambac and Syncora actions seek unspecified damages and specific performance. In December 2011, Assured Guaranty Corp. dismissed its case filed against EMC with respect to one MBS offering that was pending in the United States District Court for the Southern District of New York.
In actions against the Firm solely as an underwriter of other issuers’ MBS offerings, the Firm has contractual rights to indemnification from the issuers, but those indemnity rights may prove effectively unenforceable where the issuers are now defunct, such as affiliates of IndyMac Bancorp

294	JPMorgan Chase & Co./2011 Annual Report

(“IndyMac Trusts”) and Thornburg Mortgage (“Thornburg”). The Firm may also be contractually obligated to indemnify underwriters in certain deals it issued. With respect to the IndyMac Trusts, J.P. Morgan Securities LLC, along with numerous other underwriters and individuals, is named as a defendant, both in its own capacity and as successor to Bear Stearns, in a purported class action pending in the United States District Court for the Southern District of New York brought on behalf of purchasers of securities in various IndyMac Trust MBS offerings. The court in that action has dismissed claims as to certain such securitizations, including all offerings in which no named plaintiff purchased securities, and allowed claims as to other offerings to proceed. Plaintiffs’ motion to certify a class of investors in certain offerings is pending, and discovery is ongoing. In addition, J.P. Morgan Securities LLC and JPMorgan Chase are named as defendants in an individual action filed by the Federal Home Loan Bank of Pittsburgh in connection with a single offering by an affiliate of IndyMac Bancorp. Discovery in that action is ongoing and defendants moved for partial summary judgment in November 2011. Separately, J.P. Morgan Securities LLC, as successor to Bear, Stearns & Co. Inc., along with other underwriters and certain individuals, are defendants in an action pending in state court in California brought by MBIA Insurance Corp. (“MBIA”). The action relates to certain securities issued by IndyMac trusts in offerings in which Bear Stearns was an underwriter, and as to which MBIA provided guaranty insurance policies. MBIA purports to be subrogated to the rights of the MBS holders, and seeks recovery of sums it has paid and will pay pursuant to those policies. Discovery is ongoing. With respect to Thornburg, a Bear Stearns subsidiary is also a named defendant in a purported class action pending in the United States District Court for the District of New Mexico along with a number of other financial institutions that served as depositors and/or underwriters for three Thornburg MBS offerings. The Court granted in part defendants’ motion to dismiss but indicated that plaintiffs could replead. Plaintiffs filed another amended complaint in December 2011, while defendants have asked the court to reconsider its ruling denying in part the defendants’ motion to dismiss.
The Firm or its affiliates are defendants in three actions brought by trustees of MBS on behalf of the purchasers of securities. In the first, Wells Fargo, as trustee for a single MBS trust, has filed an action against EMC Mortgage in Delaware state court alleging that EMC breached various representations and warranties and seeking the repurchase of more than 800 mortgage loans by EMC and indemnification for the trustee attorneys’ fees and costs. In the second, a trustee for a single MBS trust filed a summons with notice in New York state court against EMC, Bear Stearns & Co. Inc. and JPMorgan Chase & Co., seeking damages for breach of contract. The Firm has not yet been served with the complaint. In the third, the Firm is a defendant in an action commenced by Deutsche Bank National Trust Co., acting as trustee for various MBS trusts. That case is described in more detail below with respect to the Washington Mutual Litigations.
There is no assurance that the Firm will not be named as a defendant in additional MBS-related litigation, and the Firm has entered into agreements with a number of entities that purchased such securities which toll the statutes of limitations and repose with respect to their claims. In addition, the Firm has received several demands by securitization trustees that threaten litigation, as well as demands by investors directing or threatening to direct trustees to investigate claims or bring litigation, based on purported obligations to repurchase loans out of securitization trusts and alleged servicing deficiencies. These include but are not limited to a demand from a law firm, as counsel to a group of certificateholders who purport to have 25% or more of the voting rights in as many as 191 different trusts sponsored by the Firm with an original principal balance of more than $174 billion (excluding 52 trusts sponsored by Washington Mutual, with an original principal balance of more than $58 billion), made to various trustees to investigate potential repurchase and servicing claims.
A shareholder complaint has been filed in New York state court against the Firm and two affiliates, members of the boards of directors thereof and certain employees, asserting claims based on alleged wrongful actions and inactions relating to residential mortgage originations and securitizations. The action seeks an accounting and damages. The defendants have moved to dismiss the action.
In addition to the above-described litigation, the Firm has also received, and responded to, a number of subpoenas and informal requests for information from federal and state authorities concerning mortgage-related matters, including inquiries concerning a number of transactions involving the Firm’s origination and purchase of whole loans, underwriting and issuance of MBS, treatment of early payment defaults and potential breaches of securitization representations and warranties, and due diligence in connection with securitizations. In January 2012, the Firm was advised by SEC staff that they are considering recommending to the Commission that civil or administrative actions be pursued arising out of two separate investigations they have been conducting. The first involves potential claims against J.P. Morgan Securities LLC relating to due diligence conducted for two mortgage-backed securitizations and corresponding disclosures. The second involves potential claims against Bear Stearns entities, JPMorgan Chase & Co. and J.P. Morgan Securities LLC relating to settlements of claims against originators involving loans included in a number of Bear Stearns securitizations. In both investigations, the SEC staff has invited the Firm to submit responses to the proposed actions.
Mortgage Foreclosure Investigations and Litigation. JPMorgan Chase and four other firms have agreed to a settlement in principle (the “global settlement”) with a number of federal and state government agencies, including the U.S. Department of Justice, the U.S.

JPMorgan Chase & Co./2011 Annual Report	295

Notes to consolidated financial statements

Department of Housing and Urban Development, the Consumer Financial Protection Bureau and the State Attorneys General, relating to the servicing and origination of mortgages. The global settlement, which is subject to the execution of a definitive agreement and court approval, calls for the Firm to, among other things: (i) make cash payments of approximately $1.1 billion (a portion of which will be set aside for payments to borrowers); (ii) provide approximately $500 million of refinancing relief to certain “underwater” borrowers whose loans are owned by the Firm; and (iii) provide approximately $3.7 billion of additional relief for certain borrowers, including reductions of principal on first and second liens, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners. (If the Firm does not meet certain targets for provision of the refinancing or other borrower relief within certain prescribed time periods, the Firm will instead make cash payments.) In addition, under the global settlement the Firm will be required to adhere to certain enhanced mortgage servicing standards.
The global settlement releases the Firm from further claims related to servicing activities, including foreclosures and loss mitigation activities; certain origination activities; and certain bankruptcy-related activities. Not included in the global settlement are any claims arising out of securitization activities, including representations made to investors respecting mortgage-backed securities; criminal claims; and repurchase demands from the GSEs, among other items.
The Firm also entered into agreements in principle with the Federal Reserve and the OCC for the payment of civil money penalties related to conduct that was the subject of consent orders entered into with the banking regulators in April 2011. The Firm’s payment obligations under those agreements will be deemed satisfied by the Firm’s payments and provisions of relief under the global settlement.
The Attorneys General of Massachusetts and New York have separately filed lawsuits against the Firm, other servicers and a mortgage recording company asserting claims for various alleged wrongdoings relating to mortgage assignments and use of the industry's electronic mortgage registry. The Firm has moved to dismiss the Massachusetts action, and has yet to respond to the New York action.
Five purported class action lawsuits were filed against the Firm relating to its mortgage foreclosure procedures. Two of those suits were dismissed with prejudice. A third suit has been resolved, and its dismissal will be obtained shortly. Additionally, the Firm is defending a purported class action brought against Bank of America involving an EMC loan.
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
In addition, civil actions have been commenced against the Firm relating to certain Jefferson County, Alabama (the “County”) warrant underwritings and swap transactions. In November 2009, J.P. Morgan Securities LLC settled with the SEC to resolve its investigation into those transactions. Following that settlement, the County and a putative class of sewer rate payers filed complaints against the Firm and several other defendants in Alabama state court. The suits allege that the Firm made payments to certain third parties in exchange for being chosen to underwrite more than $3 billion in warrants issued by the County and to act as the counterparty for certain swaps executed by the County. The complaints also allege that the Firm concealed these third-party payments and that, but for this concealment, the County would not have entered into the transactions. The Court denied the Firm’s motions to dismiss the complaints in both proceedings. The Firm filed mandamus petitions with the Alabama Supreme Court, seeking immediate appellate review of these decisions. The mandamus petition in the County’s lawsuit was denied in April 2011. In November and December, 2011, the County filed notices of bankruptcy with the trial court in each of the cases and with the Alabama Supreme Court stating that it was a Chapter 9 Debtor in the U.S. Bankruptcy Court for the Northern District of Alabama and providing notice of the automatic stay. Subsequently, the portion of the sewer rate payer action involving claims against the Firm was removed by certain defendants to the United States District Court for the Northern District of Alabama. In its order finding that removal of this action was proper, the District Court referred the action to the District’s Bankruptcy Court, where the action remains pending.

296	JPMorgan Chase & Co./2011 Annual Report

Two insurance companies that guaranteed the payment of principal and interest on warrants issued by the County have filed separate actions against the Firm in New York state court. Their complaints assert that the Firm fraudulently misled them into issuing insurance based upon substantially the same alleged conduct described above and other alleged non-disclosures. One insurer claims that it insured an aggregate principal amount of nearly $1.2 billion and seeks unspecified damages in excess of $400 million as well as unspecified punitive damages. The other insurer claims that it insured an aggregate principal amount of more than $378 million and seeks recovery of $4 million allegedly paid under the policies to date as well as any future payments and unspecified punitive damages. In December 2010, the court denied the Firm’s motions to dismiss each of the complaints. The Firm has filed a cross-claim and a third party claim against the County for indemnity and contribution. The County moved to dismiss, which the court denied in August 2011. In consequence of its November 2011 bankruptcy filing, the County has asserted that these actions are stayed.
Overdraft Fee/Debit Posting Order Litigation. JPMorgan Chase Bank, N.A. has been named as a defendant in several purported class actions relating to its practices in posting debit card transactions to customers’ deposit accounts. Plaintiffs allege that the Firm improperly re-ordered debit card transactions from the highest amount to the lowest amount before processing these transactions in order to generate unwarranted overdraft fees. Plaintiffs contend that the Firm should have processed such transactions in the chronological order they were authorized. Plaintiffs seek the disgorgement of all overdraft fees paid to the Firm by plaintiffs since approximately 2003 as a result of the re-ordering of debit card transactions. The claims against the Firm have been consolidated with numerous complaints against other national banks in multi-District litigation pending in the United States District Court for the Southern District of Florida. The Firm’s motion to compel arbitration of certain plaintiffs’ claims was initially denied by the District Court. On appeal, the United States Court of Appeals for the Eleventh Circuit vacated the District Court’s order and remanded the case for reconsideration in light of a recent ruling by the United States Supreme Court in an unrelated case addressing the enforcement of an arbitration provision in a consumer product agreement. The Firm has reached an agreement in principle to settle this matter in exchange for the Firm paying $110 million and agreeing to change certain overdraft fee practices. The settlement is subject to documentation and court approval.
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
Securities Lending Litigation. JPMorgan Chase Bank, N.A. has been named as a defendant in four putative class actions asserting ERISA and other claims pending in the United States District Court for the Southern District of New York brought by participants in the Firm’s securities lending business. A fifth lawsuit was filed in New York state court by an individual participant in the program. Three of the purported class actions, which have been consolidated, relate to investments of approximately $500 million in medium-term notes of Sigma Finance Inc. (“Sigma”). In August 2010, the Court certified a plaintiff class consisting of all securities lending participants that held Sigma medium-term notes on September 30, 2008, including those that held the notes by virtue of participation in the investment of cash collateral through a collective fund, as well as those that held the notes by virtue of the investment of cash collateral through individual accounts. The Court granted JPMorgan Chase’s motion for partial summary judgment as to plaintiffs’ duty of loyalty claim, finding that the Firm did not have a conflict of interest when it provided repurchase financing to Sigma while also holding Sigma medium-term notes in securities lending accounts. Trial on the remaining duty of prudence claim is scheduled to begin in February 2012. In December 2011, JPMorgan Chase filed third-party claims for indemnification and contribution against the investment fiduciaries for three unnamed class members that maintained individual securities lending accounts. The parties have reached an agreement in principle to settle this action. The settlement is subject to documentation and court approval.
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

JPMorgan Chase & Co./2011 Annual Report	297

Notes to consolidated financial statements

compliance and actions to remedy certain instances in which the Firm mistakenly charged active or recently-active military personnel mortgage interest and fees in excess of that permitted by SCRA and HERA, and in a number of instances, foreclosed on borrowers protected by SCRA and HERA. The Firm has implemented a number of procedural enhancements and controls to strengthen its SCRA and HERA compliance. In addition, an individual borrower filed a nationwide class action in United States District Court for South Carolina against the Firm alleging violations of the SCRA related to home loans. The Firm agreed to pay $27 million plus attorneys’ fees, in addition to reimbursements previously paid by the Firm, to settle the class action. Additional borrowers were subsequently added to the class, and the Firm agreed to pay an additional $8 million into the settlement fund. The court entered a final order approving the settlement in January 2012.
Washington Mutual Litigations. Subsequent to JPMorgan Chase’s acquisition from the FDIC of substantially all of the assets and certain specified liabilities of Washington Mutual Bank (“Washington Mutual Bank”) in September 2008, Washington Mutual Bank’s parent holding company, Washington Mutual, Inc. (“WMI”) and its wholly-owned subsidiary, WMI Investment Corp. (together, the “Debtors”), both commenced voluntary cases under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Case”). In the Bankruptcy Case, the Debtors have asserted rights and interests in certain assets. The assets in dispute include principally the following: (a) approximately $4 billion in trust securities contributed by WMI to Washington Mutual Bank (the “Trust Securities”); (b) the right to tax refunds arising from overpayments attributable to operations of Washington Mutual Bank and its subsidiaries; (c) ownership of and other rights in approximately $4 billion that WMI contends are deposit accounts at Washington Mutual Bank and one of its subsidiaries; and (d) ownership of and rights in various other contracts and other assets (collectively, the “Disputed Assets”).
WMI, JPMorgan Chase and the FDIC have since been involved in litigations over these and other claims pending in the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and the United States District Court for the District of Columbia.
In May 2010, WMI, JPMorgan Chase and the FDIC announced a global settlement agreement among themselves and significant creditor groups (the “WaMu Global Settlement”). The WaMu Global Settlement is incorporated into WMI's Chapter 11 plan (“the Plan”) submitted to the Bankruptcy Court. The WaMu Global Settlement resolves numerous disputes among WMI, JPMorgan Chase, the FDIC in its capacity as receiver for Washington Mutual Bank and the FDIC in its corporate capacity, as well as those of significant creditor groups, including disputes relating to the Disputed Assets. After several amendments to the Plan to address deficiencies identified by the Bankruptcy Court that were unrelated to the WaMu Global Settlement, in February 2012 the Bankruptcy Court confirmed the Plan, including the WaMu Global Settlement.
Other proceedings related to Washington Mutual’s failure are also pending before the Bankruptcy Court. Among other actions, in July 2010, certain holders of the Trust Securities commenced an adversary proceeding in the Bankruptcy Court against JPMorgan Chase, WMI, and other entities seeking, among other relief, a declaratory judgment that WMI and JPMorgan Chase do not have any right, title or interest in the Trust Securities. In early January 2011, the Bankruptcy Court granted summary judgment to JPMorgan Chase and denied summary judgment to the plaintiffs in the Trust Securities adversary proceeding. The plaintiffs have appealed that decision to the United States District Court for the District of Delaware. In connection with the current Plan, these plaintiffs filed a motion seeking a stay of further confirmation proceedings pending their appeal from the Bankruptcy Court’s determination that they have no interest in the Trust Securities and are instead owners of WMI preferred equity. In January 2012, the Bankruptcy Court denied their motion, and the District Court denied their motions for a stay pending appeal and mandamus relief.
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
In addition, JPMorgan Chase was sued in an action originally filed in state court in Texas (the “Texas Action”) by certain holders of WMI common stock and debt of WMI and Washington Mutual Bank who seek unspecified damages alleging that JPMorgan Chase acquired substantially all of the assets of Washington Mutual Bank from the FDIC at a price that was allegedly too low. The Texas Action was transferred to the United States District Court for the District of Columbia, which ultimately granted JPMorgan Chase’s and the FDIC’s motions to dismiss the complaint, but the United States Court of Appeals for the District of Columbia Circuit reversed the trial court’s dismissal and remanded the case for further proceedings. Plaintiffs, which now include only holders of Washington Mutual Bank debt following their voluntary dismissal of claims brought as holders of WMI common stock and debt, have filed an amended complaint alleging that JPMorgan Chase caused

298	JPMorgan Chase & Co./2011 Annual Report

the closure of Washington Mutual Bank and damaged them by causing their bonds issued by Washington Mutual Bank to lose substantially all of their value. JPMorgan Chase and the FDIC have again moved to dismiss this action.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. The Firm accrues for potential liability arising from such proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downwards, as appropriate, based on management’s best judgment after consultation with counsel. During the years ended December 31, 2011, 2010 and 2009, the Firm incurred $4.9 billion, $7.4 billion and $161 million, respectively, of litigation expense. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 32 – International operations
The following table presents income statement-related and balance sheet-related information for JPMorgan Chase by major international geographic area. The Firm defines international activities for purposes of this footnote presentation as business transactions that involve clients residing outside of the U.S., and the information presented below is based predominantly on the domicile of the client, the location from which the client relationship is managed or the location of the trading desk. However, many of the Firm’s U.S. operations serve international businesses.

As the Firm’s operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expense between U.S. and international operations. These estimates and assumptions are consistent with the allocations used for the Firm’s segment reporting as set forth in Note 33 on pages 300–303 of this Annual Report.
The Firm’s long-lived assets for the periods presented are not considered by management to be significant in relation to total assets. The majority of the Firm’s long-lived assets are located in the United States.

JPMorgan Chase & Co./2011 Annual Report	299

Notes to consolidated financial statements

As of or for the year ended December 31, (in millions)	Revenue(c)	Expense(d)	Income before income tax expense and extraordinary gain	Net income	Total assets
2011
Europe/Middle East and Africa	$16,212	$9,157	$7,055	$4,844	$566,866
Asia and Pacific	5,992	3,802	2,190	1,380	156,411
Latin America and the Caribbean	2,273	1,711	562	340	51,481
Total international	24,477	14,670	9,807	6,564	774,758
North America(a)	72,757	55,815	16,942	12,412	1,491,034
Total	$97,234	$70,485	$26,749	$18,976	$2,265,792
2010(b)
Europe/Middle East and Africa	$14,135	$8,777	$5,358	$3,635	$446,547
Asia and Pacific	6,073	3,677	2,396	1,614	151,379
Latin America and the Caribbean	1,750	1,181	569	362	33,192
Total international	21,958	13,635	8,323	5,611	631,118
North America(a)	80,736	64,200	16,536	11,759	1,486,487
Total	$102,694	$77,835	$24,859	$17,370	$2,117,605
2009(b)
Europe/Middle East and Africa	$16,294	$8,620	$7,674	$5,212	$375,406
Asia and Pacific	5,429	3,528	1,901	1,286	112,798
Latin America and the Caribbean	1,867	1,083	784	463	23,692
Total international	23,590	13,231	10,359	6,961	511,896
North America(a)	76,844	71,136	5,708	4,767	1,520,093
Total	$100,434	$84,367	$16,067	$11,728	$2,031,989

(a)	Substantially reflects the U.S.

(b)	The regional allocation of revenue, expense and net income for 2010 and 2009 has been modified to conform with current allocation methodologies.

(c)	Revenue is composed of net interest income and noninterest revenue.

(d)	Expense is composed of noninterest expense and the provision for credit losses.
Note 33 – Business segments
The Firm is managed on a line of business basis. There are six major reportable business segments – Investment Bank, Retail Financial Services, Card Services & Auto, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s use of non-GAAP financial measures, on pages 76–78 of this Annual Report. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on pages 79–80 of this Annual Report.
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
Retail Financial Services
RFS serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking. RFS is organized into Consumer & Business Banking and Mortgage Banking (including Mortgage Production and Servicing, and Real Estate Portfolios). Consumer & Business Banking includes branch banking and business banking activities. Mortgage Production and Servicing includes mortgage origination and servicing activities. Real Estate Portfolios comprises residential mortgages and home equity loans, including the PCI portfolio acquired in the Washington Mutual transaction. Customers can use more than 5,500 bank branches (third largest nationally) and more than 17,200 ATMs (second largest nationally), as well as online and mobile banking around the clock. More than 33,500 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. As one of the largest mortgage originators in the U.S., Chase helps customers buy or refinance homes resulting in approximately $150 billion of

300	JPMorgan Chase & Co./2011 Annual Report

mortgage originations annually. Chase also services more than 8 million mortgages and home equity loans.
Card Services & Auto
Card Services & Auto is one of the nation’s largest credit card issuers, with over $132 billion in credit card loans. Customers have over 65 million open credit card accounts (excluding the commercial card portfolio), and used Chase credit cards to meet over $343 billion of their spending needs in 2011. Through its Merchant Services business, Chase Paymentech Solutions, Card is a global leader in payment processing and merchant acquiring. Consumers also can obtain loans through more than 17,200 auto dealerships and 2,000 schools and universities nationwide.
Commercial Banking
CB delivers extensive industry knowledge, local expertise and dedicated service to more than 24,000 clients nationally, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from $10 million to $2 billion, and nearly 35,000 real estate investors/owners. CB partners with the Firm’s other businesses to provide comprehensive solutions, including lending, treasury services, investment banking and asset management, to meet its clients’ domestic and international financial needs.
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
Asset Management
AM, with assets under supervision of $1.9 trillion, is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity products, including money-market instruments and bank deposits. AM also provides trust and estate, banking and brokerage services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.
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
The business segment information associated with RFS and Card have been revised to reflect the business reorganization retroactive to January 1, 2009.
Effective January 1, 2010, the Firm enhanced its line of business equity framework to better align equity assigned to the lines of business with changes anticipated to occur in each line of business, and to reflect the competitive and regulatory landscape. The lines of business are now capitalized based on the Tier 1 common standard, rather than the Tier 1 capital standard. In addition, effective January 1, 2011, capital allocated to Card was reduced, largely reflecting portfolio runoff and the improving risk profile of the business; and capital allocated to TSS was increased, reflecting growth in the underlying business.

Segment results
The following tables provide a summary of the Firm’s segment results for 2011, 2010 and 2009 on a managed basis. Prior to the January 1, 2010, adoption of the accounting guidance related to VIEs, the impact of credit card securitization adjustments had been included in reconciling items; as a result, the total Firm results are on a reported basis. Finally, total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit).

JPMorgan Chase & Co./2011 Annual Report	301

Notes to consolidated financial statements

Segment results and reconciliation(a)

As of or the year ended December 31, (in millions, except ratios)	Investment Bank			Retail Financial Services			Card Services & Auto(f)			Commercial Banking
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Noninterest revenue	$17,971	$18,253	$18,522	$10,405	$11,227	$11,414	$4,892	$4,278	$3,706	$2,195	$2,200	$1,817
Net interest income	8,303	7,964	9,587	16,133	17,220	18,383	14,249	16,194	19,493	4,223	3,840	3,903
Total net revenue	26,274	26,217	28,109	26,538	28,447	29,797	19,141	20,472	23,199	6,418	6,040	5,720
Provision for credit losses	(286)	(1,200)	2,279	3,999	8,919	14,754	3,621	8,570	19,648	208	297	1,454
Credit allocation income/(expense)(b)	—	—	—	—	—	—	—	—	—	—	—	—
Noninterest expense(c)	16,116	17,265	15,401	19,458	16,483	15,512	8,045	7,178	6,617	2,278	2,199	2,176
Income/(loss) before income tax expense/(benefit) and extraordinary gain	10,444	10,152	10,429	3,081	3,045	(469)	7,475	4,724	(3,066)	3,932	3,544	2,090
Income tax expense/(benefit)	3,655	3,513	3,530	1,403	1,317	(134)	2,931	1,852	(1,273)	1,565	1,460	819
Income/(loss) before extraordinary gain	6,789	6,639	6,899	1,678	1,728	(335)	4,544	2,872	(1,793)	2,367	2,084	1,271
Extraordinary gain(d)	—	—	—	—	—	—	—	—	—	—	—	—
Net income/(loss)	$6,789	$6,639	$6,899	$1,678	$1,728	$(335)	$4,544	$2,872	$(1,793)	$2,367	$2,084	$1,271
Average common equity	$40,000	$40,000	$33,000	$25,000	$24,600	$22,457	$16,000	$18,400	$17,543	$8,000	$8,000	$8,000
Total assets	776,430	825,150	706,944	274,795	299,950	322,185	208,467	208,793	255,029	158,040	142,646	130,280
Return on average common equity(e)	17%	17%	21%	7%	7%	(1)%	28%	16%	(10)%	30%	26%	16%
Overhead ratio	61	66	55	73	58	52	42	35	29	35	36	38

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

(b)
IB manages traditional credit exposures related to the Global Corporate Bank (“GCB”) on behalf of IB and TSS. Effective January 1, 2011, IB and TSS share the economics related to the Firm’s GCB clients. Included within this allocation are net revenue, provision for credit losses and expenses. Prior years reflected a reimbursement to IB for a portion of the total costs of managing the credit portfolio. IB recognizes this credit allocation as a component of all other income.

(c)
Includes merger costs, which are reported in the Corporate/Private Equity segment. There were no merger costs in 2011 and 2010. Merger costs attributed to the business segments for 2009 was as follows.

Year ended December 31, (in millions)	2009
Investment Bank	$27
Retail Financial Services	228
Card Services & Auto	40
Commercial Banking	6
Treasury & Securities Services	11
Asset Management	6
Corporate/Private Equity	163

(d)
On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual from the FDIC for $1.9 billion. The fair value of the net assets acquired exceeded the purchase price, which resulted in negative goodwill. In accordance with U.S. GAAP for business combinations, nonfinancial assets that are not held-for-sale, such as premises and equipment and other intangibles, acquired in the Washington Mutual transaction were written down against that negative goodwill. The negative goodwill that remained after writing down nonfinancial assets was recognized as an extraordinary gain. A preliminary gain of $1.9 billion was recognized at December 31, 2008. As a result of the final refinement of the purchase price allocation in 2009, the Firm recognized a $76 million increase in the extraordinary gain. The final total extraordinary gain that resulted from the Washington Mutual transaction was $2.0 billion.

(e)	Ratio is based on income/(loss) before extraordinary gain for 2009.

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

Year ended December 31, (in millions)	2009
Noninterest revenue	$(1,494)
Net interest income	7,937
Provision for credit losses	6,443
Total assets	80,882

302	JPMorgan Chase & Co./2011 Annual Report

(table continued from previous page)

Treasury & Securities Services			Asset Management			Corporate/Private Equity			Reconciling Items(f)(g)			Total
2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
$4,544	$4,757	$4,747	$7,895	$7,485	$6,372	$3,638	$5,359	$2,771	$(1,995)	$(1,866)	$(67)	$49,545	$51,693	$49,282
3,158	2,624	2,597	1,648	1,499	1,593	505	2,063	3,863	(530)	(403)	(8,267)	47,689	51,001	51,152
7,702	7,381	7,344	9,543	8,984	7,965	4,143	7,422	6,634	(2,525)	(2,269)	(8,334)	97,234	102,694	100,434
1	(47)	55	67	86	188	(36)	14	80	—	—	(6,443)	7,574	16,639	32,015
8	(121)	(121)	—	—	—	—	—	—	(8)	121	121	—	—	—
5,863	5,604	5,278	7,002	6,112	5,473	4,149	6,355	1,895	—	—	—	62,911	61,196	52,352
1,846	1,703	1,890	2,474	2,786	2,304	30	1,053	4,659	(2,533)	(2,148)	(1,770)	26,749	24,859	16,067
642	624	664	882	1,076	874	(772)	(205)	1,705	(2,533)	(2,148)	(1,770)	7,773	7,489	4,415
1,204	1,079	1,226	1,592	1,710	1,430	802	1,258	2,954	—	—	—	18,976	17,370	11,652
—	—	—	—	—	—	—	—	76	—	—	—	—	—	76
$1,204	$1,079	$1,226	$1,592	$1,710	$1,430	$802	$1,258	$3,030	$—	$—	$—	$18,976	$17,370	$11,728
$7,000	$6,500	$5,000	$6,500	$6,500	$7,000	$70,766	$57,520	$52,903	$—	$—	$—	$173,266	$161,520	$145,903
68,665	45,481	38,054	86,242	68,997	64,502	693,153	526,588	595,877	NA	NA	(80,882)	2,265,792	2,117,605	2,031,989
17%	17%	25%	25%	26%	20%	NM	NM	NM	NM	NM	NM	11%	10%	6%
76	76	72	73	68	69	NM	NM	NM	NM	NM	NM	65	60	52

(g)
Segment managed results reflect revenue on a tax-equivalent basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the years ended December 31, 2011, 2010 and 2009 were as follows.

Year ended December 31, (in millions)	2011	2010	2009
Noninterest revenue	$2,003	$1,745	$1,440
Net interest income	530	403	330
Income tax expense	2,533	2,148	1,770

JPMorgan Chase & Co./2011 Annual Report	303

Notes to consolidated financial statements

Note 34 – Parent company

Parent company – Statements of income
Year ended December 31, (in millions)	2011	2010	2009
Income
Dividends from subsidiaries:
Bank and bank holding company	$10,852	$16,554	$15,235
Nonbank(a)	2,651	932	1,036
Interest income from subsidiaries	1,099	985	1,501
Other interest income	384	294	266
Other income from subsidiaries, primarily fees:
Bank and bank holding company	809	680	233
Nonbank	92	312	742
Other income/(loss)	(85)	157	844
Total income	15,802	19,914	19,857
Expense
Interest expense to subsidiaries(a)	1,121	1,263	1,118
Other interest expense	4,447	3,782	4,696
Other noninterest expense	649	540	988
Total expense	6,217	5,585	6,802
Income before income tax benefit and undistributed net income of subsidiaries	9,585	14,329	13,055
Income tax benefit	1,089	511	1,269
Equity in undistributed net income of subsidiaries	8,302	2,530	(2,596)
Net income	$18,976	$17,370	$11,728

Parent company – Balance sheets
December 31, (in millions)	2011	2010
Assets
Cash and due from banks	$132	$96
Deposits with banking subsidiaries	91,622	80,201
Trading assets	18,485	16,038
Available-for-sale securities	3,657	3,176
Loans	1,880	1,849
Advances to, and receivables from, subsidiaries:
Bank and bank holding company	39,888	54,887
Nonbank	83,138	72,080
Investments (at equity) in subsidiaries:
Bank and bank holding company	157,160	150,876
Nonbank(a)	42,231	38,000
Goodwill and other intangibles	1,027	1,050
Other assets	15,506	17,171
Total assets	$454,726	$435,424
Liabilities and stockholders’ equity
Borrowings from, and payables to, subsidiaries(a)	$30,231	$28,332
Other borrowed funds, primarily commercial paper	59,891	41,874
Other liabilities	7,653	7,302
Long-term debt(b)(c)	173,378	181,810
Total liabilities(c)	271,153	259,318
Total stockholders’ equity	183,573	176,106
Total liabilities and stockholders’ equity	$454,726	$435,424

Parent company – Statements of cash flows
Year ended December 31, (in millions)	2011	2010	2009
Operating activities
Net income	$18,976	$17,370	$11,728
Less: Net income of subsidiaries(a)	21,805	20,016	13,675
Parent company net loss	(2,829)	(2,646)	(1,947)
Cash dividends from subsidiaries(a)	13,414	17,432	16,054
Other, net	889	1,685	1,852
Net cash provided by operating activities	11,474	16,471	15,959
Investing activities
Net change in:
Deposits with banking subsidiaries	20,866	7,692	(27,342)
Available-for-sale securities:
Purchases	(1,109)	(1,387)	(1,454)
Proceeds from sales and maturities	886	745	522
Loans, net	153	(90)	209
Advances to subsidiaries, net	(28,105)	8,051	28,808
Investments (at equity) in subsidiaries, net(a)	(1,530)	(871)	(6,582)
Net cash (used in)/provided by investing activities	(8,839)	14,140	(5,839)
Financing activities
Net change in borrowings from subsidiaries(a)	2,827	(2,039)	(4,935)
Net change in other borrowed funds	16,268	(11,843)	1,894
Proceeds from the issuance of long-term debt	33,566	21,610	32,304
Proceeds from the assumption of subsidiaries long-term debt(d)	—	—	15,264
Repayments of long-term debt	(41,747)	(32,893)	(31,964)
Excess tax benefits related to stock-based compensation	867	26	17
Redemption of preferred stock issued to the U.S. Treasury	—	—	(25,000)
Redemption of other preferred stock	—	(352)	—
Proceeds from issuance of common stock	—	—	5,756
Treasury stock and warrants repurchased	(8,863)	(2,999)	—
Dividends paid	(3,895)	(1,486)	(3,422)
All other financing activities, net	(1,622)	(641)	33
Net cash used in financing activities	(2,599)	(30,617)	(10,053)
Net increase/(decrease) in cash and due from banks	36	(6)	67
Cash and due from banks at the beginning of the year, primarily with bank subsidiaries	96	102	35
Cash and due from banks at the end of the year, primarily with bank subsidiaries	$132	$96	$102
Cash interest paid	$5,800	$5,090	$5,629
Cash income taxes paid, net	5,885	7,001	3,124

(a)
Subsidiaries include trusts that issued guaranteed capital debt securities (“issuer trusts”). The Parent received dividends of $13 million, $13 million and $14 million from the issuer trusts in 2011, 2010 and 2009, respectively. For further discussion on these issuer trusts, see Note 21 on pages 273–275 of this Annual Report.

(b)	At December 31, 2011, long-term debt that contractually matures in 2012 through 2016 totaled $42.5 billion, $17.4 billion, $24.9 billion, $16.7 billion and $17.5 billion, respectively.

(c)	For information regarding the Firm's guarantees of its subsidiaries' obligations, see Note 21 and Note 29 on pages 273–275 and 283–289, respectively, of this Annual Report.

(d)	Represents the assumption of Bear Stearns long-term debt by JPMorgan Chase & Co.

304	JPMorgan Chase & Co./2011 Annual Report

Supplementary information

Selected quarterly financial data (unaudited)

(Table continued on next page)
As of or for the period ended	2011				2010
(in millions, except per share, ratio and headcount data)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter
Selected income statement data
Noninterest revenue	$9,340	$11,946	$14,943	$13,316	$13,996	$11,322	$12,414	$13,961
Net interest income	12,131	11,817	11,836	11,905	12,102	12,502	12,687	13,710
Total net revenue	21,471	23,763	26,779	25,221	26,098	23,824	25,101	27,671
Total noninterest expense	14,540	15,534	16,842	15,995	16,043	14,398	14,631	16,124
Pre-provision profit(a)	6,931	8,229	9,937	9,226	10,055	9,426	10,470	11,547
Provision for credit losses	2,184	2,411	1,810	1,169	3,043	3,223	3,363	7,010
Income before income tax expense	4,747	5,818	8,127	8,057	7,012	6,203	7,107	4,537
Income tax expense	1,019	1,556	2,696	2,502	2,181	1,785	2,312	1,211
Net income	$3,728	$4,262	$5,431	$5,555	$4,831	$4,418	$4,795	$3,326
Per common share data
Average: Basic	$0.90	$1.02	$1.28	$1.29	$1.13	$1.02	$1.10	$0.75
Diluted	0.90	1.02	1.27	1.28	1.12	1.01	1.09	0.74
Cash dividends declared per share(b)	0.25	0.25	0.25	0.25	0.05	0.05	0.05	0.05
Book value per share	46.59	45.93	44.77	43.34	43.04	42.29	40.99	39.38
Common shares outstanding
Average: Basic	3,801.9	3,859.6	3,958.4	3,981.6	3,917.0	3,954.3	3,983.5	3,970.5
Diluted	3,811.7	3,872.2	3,983.2	4,014.1	3,935.2	3,971.9	4,005.6	3,994.7
Common shares at period-end	3,772.7	3,798.9	3,910.2	3,986.6	3,910.3	3,925.8	3,975.8	3,975.4
Share price(c)
High	$37.54	$42.55	$47.80	$48.36	$43.12	$41.70	$48.20	$46.05
Low	27.85	28.53	39.24	42.65	36.21	35.16	36.51	37.03
Close	33.25	30.12	40.94	46.10	42.42	38.06	36.61	44.75
Market capitalization	125,442	114,422	160,083	183,783	165,875	149,418	145,554	177,897
Financial ratios
Return on common equity	8%	9%	12%	13%	11%	10%	12%	8%
Return on tangible common equity	11	13	17	18	16	15	17	12
Return on assets	0.65	0.76	0.99	1.07	0.92	0.86	0.94	0.66
Overhead ratio	68	65	63	63	61	60	58	58
Deposits-to-loans ratio	156	157	152	145	134	131	127	130
Tier 1 capital ratio	12.3	12.1	12.4	12.3	12.1	11.9	12.1	11.5
Total capital ratio	15.4	15.3	15.7	15.6	15.5	15.4	15.8	15.1
Tier 1 leverage ratio	6.8	6.8	7.0	7.2	7.0	7.1	6.9	6.6
Tier 1 common capital ratio(d)	10.1	9.9	10.1	10.0	9.8	9.5	9.6	9.1
Selected balance sheet data (period-end)
Trading assets	$443,963	$461,531	$458,722	$501,148	$489,892	$475,515	$397,508	$426,128
Securities	364,793	339,349	324,741	334,800	316,336	340,168	312,013	344,376
Loans	723,720	696,853	689,736	685,996	692,927	690,531	699,483	713,799
Total assets	2,265,792	2,289,240	2,246,764	2,198,161	2,117,605	2,141,595	2,014,019	2,135,796
Deposits	1,127,806	1,092,708	1,048,685	995,829	930,369	903,138	887,805	925,303
Long-term debt(f)	256,775	273,688	279,228	269,616	270,653	271,495	260,442	278,685
Common stockholders’ equity	175,773	174,487	175,079	172,798	168,306	166,030	162,968	156,569
Total stockholders’ equity	183,573	182,287	182,879	180,598	176,106	173,830	171,120	164,721
Headcount	260,157	256,663	250,095	242,929	239,831	236,810	232,939	226,623

JPMorgan Chase & Co./2011 Annual Report	305

Supplementary information

(Table continued from previous page)
As of or for the period ended	2011				2010
(in millions, except ratio data)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter
Credit quality metrics
Allowance for credit losses	$28,282	$29,036	$29,146	$30,438	$32,983	$35,034	$36,748	$39,126
Allowance for loan losses to total retained loans	3.84%	4.09%	4.16%	4.40%	4.71%	4.97%	5.15%	5.40%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(g)	3.35	3.74	3.83	4.10	4.46	5.12	5.34	5.64
Nonperforming assets	$11,036	$12,194	$13,240	$14,986	$16,557	$17,656	$18,156	$19,019
Net charge-offs(h)	2,907	2,507	3,103	3,720	5,104	4,945	5,714	7,910
Net charge-off rate(h)	1.64%	1.44%	1.83%	2.22%	2.95%	2.84%	3.28%	4.46%

(a)
Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.

(b)	On March 18, 2011, the Board of Directors increased the Firm's quarterly stock dividend from $0.05 to $0.25 per share.

(c)
Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.

(d)
Tier 1 common capital ratio (“Tier 1 common ratio”) is Tier 1 common capital (“Tier 1 common”) divided by risk-weighted assets. The Firm uses Tier 1 common capital along with the other capital measures to assess and monitor its capital position. For further discussion of Tier 1 common ratio, see Regulatory capital on pages 119–122 of this Annual Report.

(f)
Effective January 1, 2011, the long-term portion of advances from FHLBs was reclassified from other borrowed funds to long-term debt. Prior periods have been revised to conform with the current presentation.

(g)	Excludes the impact of residential real estate PCI loans. For further discussion, see Allowance for credit losses on pages 155–157 of this Annual Report.

(h)
Net charge-offs and net charge-off rates for the fourth quarter of 2010 include the effect of $632 million of charge-offs related to the estimated net realizable value of the collateral underlying delinquent residential home loans. Because these losses were previously recognized in the provision and allowance for loan losses, this adjustment had no impact on the Firm's net income.

306	JPMorgan Chase & Co./2011 Annual Report

Short-term and other borrowed funds
The following table provides a summary of JPMorgan Chase’s short-term and other borrowed funds for the years indicated.

As of or for the year ended December 31, (in millions, except rates)	2011	2010		2009
Federal funds purchased and securities loaned or sold under repurchase agreements:
Balance at year-end	$213,532	$276,644		$261,413
Average daily balance during the year	256,283	278,603		275,862
Maximum month-end balance	289,835	314,161		310,802
Weighted-average rate at December 31	0.16%	0.18%		0.04%
Weighted-average rate during the year	0.21	(0.07)	(d)	0.21

Commercial paper:
Balance at year-end	$51,631	$35,363		$41,794
Average daily balance during the year	42,653	36,000		39,055
Maximum month-end balance	51,631	50,554		53,920
Weighted-average rate at December 31	0.12%	0.21%		0.18%
Weighted-average rate during the year	0.17	0.20		0.28

Other borrowed funds:(a)(b)
Balance at year-end	$88,626	$111,272		$97,838
Average daily balance during the year	107,543	104,951		99,785
Maximum month-end balance	127,517	120,437		155,693
Weighted-average rate at December 31	1.60%	5.71%		3.92%
Weighted-average rate during the year	2.50	2.89		2.83

Short-term beneficial interests:(c)
Commercial paper and other borrowed funds:
Balance at year-end	$26,243	$25,095		$4,787
Average daily balance during the year	25,125	21,853		3,275
Maximum month-end balance	26,780	25,095		7,751
Weighted-average rate at December 31	0.18%	0.25%		0.17%
Weighted-average rate during the year	0.23	0.27		0.24

(a)	Includes securities sold but not yet purchased.

(b)
Effective January 1, 2011, $23.0 billion of long-term advances from FHLBs were reclassified from other borrowed funds to long-term debt. The prior periods have been revised to conform with the current presentation.

(c)	Included on the Consolidated Balance Sheets in beneficial interests issued by consolidated variable interest entities.

(d)	Reflects a benefit from the favorable market environments for U.S. dollar-roll financings.
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

JPMorgan Chase & Co./2011 Annual Report	307

Glossary of Terms

ACH: Automated Clearing House.
Active mobile customers - Retail banking users of all mobile platforms, which include: SMS text, Mobile Browser, iPhone, iPad and Android, who have been active in the past 90 days.
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
Beneficial interests issued by consolidated VIEs: Represents the third-party interests issued by VIEs that JPMorgan Chase consolidates where the third-party interest holders do not have recourse to the general credit of JPMorgan Chase. The underlying obligations of the VIEs consist of short-term borrowings, commercial paper and long-term debt.
Benefit obligation: Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Client advisors: Investment product specialists, including Private Client Advisors, Financial Advisors, Financial Advisor Associates, Senior Financial Advisors, Independent Financial Advisors and Financial Advisor Associate trainees, who advise clients on investment options, including annuities, mutual funds, stock trading services, etc., sold by the Firm or by third party vendors through retail branches, Chase Private Client branches and other channels.
Client investment managed accounts - Assets actively managed by Chase Wealth Management on behalf of clients. The percentage of managed accounts is calculated by dividing managed account assets by total client investment assets.
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
Credit card securitizations: For periods ended prior to the January 1, 2010, adoption of new guidance relating to the accounting for the transfer of financial assets and the consolidation of VIEs, Card’s results were presented on a “managed” basis that assumed that credit card loans that had been securitized and sold in accordance with U.S. GAAP remained on the Consolidated Balance Sheets and that earnings on the securitized loans were classified in the same manner as the earnings on retained loans recorded on the Consolidated Balance Sheets. “Managed” results excluded the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loans. Securitization did not change reported net income; however, it did affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets.
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
CUSIP number: A CUSIP (i.e., Committee on Uniform Securities Identification Procedures) number identifies most securities, including: stocks of all registered U.S. and Canadian companies, and U.S. government and municipal bonds. The CUSIP system – owned by the American Bankers Association and operated by Standard & Poor’s – facilitates the clearing and settlement process of securities. The number consists of nine characters (including letters and numbers) that uniquely identify a company or issuer and the type of security. A similar system is used to identify non-U.S. securities (CUSIP International Numbering System).
Deposit margin: Represents net interest income expressed as a percentage of average deposits.
FASB: Financial Accounting Standards Board.
FDIC: Federal Deposit Insurance Corporation.
FICO score: A measure of consumer credit risk provided by

308	JPMorgan Chase & Co./2011 Annual Report

credit bureaus, typically produced from statistical models by Fair Isaac Corporation utilizing data collected by the credit bureaus.
Forward points: Represents the interest rate differential between two currencies, which is either added to or subtracted from the current exchange rate (i.e., “spot rate”) to determine the forward exchange rate.
G7 government bonds: Bonds issued by the government of one of countries in the “Group of Seven” (“G7”) nations. Countries in the G7 are Canada, France, Germany, Italy, Japan, the United Kingdom and the United States.
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
Current estimated LTV ratio
An estimate of the LTV as of a certain date. The current estimated LTV ratios are calculated using estimated collateral values derived from a nationally recognized home price index measured at the metropolitan statistical area (“MSA”) level. These MSA-level home price indices comprise actual data to the extent available and forecasted data where actual data is not available. As a result, the estimated collateral values used to calculate these ratios do not represent actual appraised loan-level collateral values; as such, the resulting LTV ratios are necessarily imprecise and should therefore be viewed as estimates.
Combined LTV ratio
The LTV ratio considering all lien positions related to the property. Combined LTV ratios are used for junior lien home equity products.
Managed basis: A non-GAAP presentation of financial results that includes reclassifications to present revenue on a fully taxable-equivalent basis. For periods ended prior to the January 1, 2010, adoption of accounting guidance requiring the consolidation of the Firm-sponsored credit card securitization trusts, the Firm’s managed-basis presentation also included certain reclassification adjustments that assumed credit card loans that were securitized remained on the Consolidated Balance Sheets. Management uses this non-GAAP financial measure at the segment level, because it believes this provides information to enable investors to understand the underlying operational performance and trends of the particular business segment and facilitates a comparison of the business segment with the performance of competitors.
Managed credit card portfolio: Refers to credit card receivables on the Firm’s Consolidated Balance Sheets plus credit card receivables that have been securitized and removed from the Firm’s Consolidated Balance Sheets, for periods ended prior to the January 1, 2010, adoption of accounting guidance requiring the consolidation of the Firm-sponsored credit card securitization trusts.
Mark-to-market exposure: A measure, at a point in time, of the value of a derivative or foreign exchange contract in the open market. When the fair value is positive, it indicates the counterparty owes JPMorgan Chase and, therefore, creates credit risk for the Firm. When the fair value is negative, JPMorgan Chase owes the counterparty; in this situation, the Firm has liquidity risk.
Master netting agreement: An agreement between two counterparties who have multiple derivative contracts with each other that provides for the net settlement of all contracts, as well as cash collateral, through a single payment, in a single currency, in the event of default on or termination of any one contract.
Mortgage product types:
Alt-A
Alt-A loans are generally higher in credit quality than subprime loans but have characteristics that would disqualify the borrower from a traditional prime loan. Alt-A lending characteristics may include one or more of the following: (i) limited documentation; (ii) a high combined-loan-to-value (“CLTV”) ratio; (iii) loans secured by non-

JPMorgan Chase & Co./2011 Annual Report	309

Glossary of Terms

owner occupied properties; or (iv) a debt-to-income ratio above normal limits. Perhaps the most important characteristic is limited documentation. A substantial proportion of traditional Alt-A loans are those where a borrower does not provide complete documentation of his or her assets or the amount or source of his or her income.
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

310	JPMorgan Chase & Co./2011 Annual Report

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
Sales specialists: Retail branch office and field personnel, including Business Bankers, Relationship Managers and Loan Officers, who specialize in marketing and sales of various business banking products (i.e., business loans, letters of credit, deposit accounts, Chase Paymentech, etc.) and mortgage products to existing and new clients.
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
TARP: Troubled Asset Relief Program.

Taxable-equivalent basis: For managed results, total net revenue for each of the business segments and the Firm is presented on a tax-equivalent basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
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

JPMorgan Chase & Co./2011 Annual Report	311

Distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials

Consolidated average balance sheet, interest and rates
Provided below is a summary of JPMorgan Chase & Co.’s (“JPMorgan Chase” or the “Firm”) consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 2009 through 2011. Income computed on a taxable-equivalent basis is the income reported in the Consolidated Statements of Income, adjusted to make income and earnings yields on assets exempt from income taxes (primarily federal taxes) comparable with other taxable

(Table continued on next page)	2011
Year ended December 31, (Taxable-equivalent interest and rates; in millions, except rates)	Average balance		Interest		Average rate
Assets
Deposits with banks	$79,783		$599		0.75%
Federal funds sold and securities purchased under resale agreements	211,800		2,523		1.19
Securities borrowed	128,777		110		0.09
Trading assets – debt instruments	264,941		11,309		4.27
Securities	337,894		9,462		2.80	(f)
Loans	693,523		37,214	(e)	5.37
Other assets(a)	44,637		606		1.36
Total interest-earning assets	1,761,355		61,823		3.51
Allowance for loan losses	(29,483)
Cash and due from banks	40,725
Trading assets – equity instruments	128,949
Trading assets – derivative receivables	90,003
Goodwill	48,632
Other intangible assets:
Mortgage servicing rights	11,249
Purchased credit card relationships	744
Other intangibles	2,889
Other assets	143,135
Total assets	2,198,198
Liabilities
Interest-bearing deposits	$733,683		$3,855		0.53%
Federal funds purchased and securities loaned or sold under repurchase agreements	256,283		534		0.21
Commercial paper	42,653		73		0.17
Trading liabilities – debt, short-term and other liabilities(b)(c)	206,531		2,266		1.10
Beneficial interests issued by consolidated VIEs	68,523		767		1.12
Long-term debt(c)	272,985		6,109		2.24
Total interest-bearing liabilities	1,580,658		13,604		0.86
Noninterest-bearing deposits	278,307
Trading liabilities – equity instruments	5,316
Trading liabilities – derivative payables	71,539
All other liabilities, including the allowance for lending-related commitments	81,312
Total liabilities	2,017,132
Stockholders’ equity
Preferred stock	7,800
Common stockholders’ equity	173,266
Total stockholders’ equity	181,066	(d)
Total liabilities and stockholders’ equity	$2,198,198
Interest rate spread					2.65%
Net interest income and net yield on interest-earning assets			$48,219		2.74

(a)
Includes margin loans and, in 2009, the Firm’s investment in asset-backed commercial paper under the Federal Reserve Bank of Boston’s Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (“AML facility”).

(b)	Includes brokerage customer payables.

(c)
Effective January 1, 2011, long-term advances from Federal Home Loan Banks (“FHLBs”) were reclassified from other borrowed funds to long-term debt. Prior-year periods have been revised to conform with the current presentation; average long-term FHLBs advances for the years ended December 31, 2010 and 2009, were $17.0 billion and $31.0 billion, respectively.

(d)
The ratio of average stockholders’ equity to average assets was 8.2% for 2011, 8.3% for 2010, and 8.1% for 2009. The return on average stockholders’ equity, based on net income, was 10.5% for 2011, 10.2% for 2010, and 7.1% for 2009.

(e)	Fees and commissions on loans included in loan interest amounted to $1.2 billion in 2011, $1.5 billion in 2010, and $2.0 billion in 2009.

(f)
The annualized rate for available-for-sale securities based on amortized cost was 2.84% in 2011, 3.00% in 2010, and 3.66% in 2009, and does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

(g)	Reflects a benefit from the favorable market environments for dollar-roll financings.

income. The incremental tax rate used for calculating the taxable-equivalent adjustment was approximately 38% in 2011 and 39% in both 2010 and 2009. A substantial portion of JPMorgan Chase’s securities are taxable.
Within the Consolidated average balance sheets, interest

and rates summary, the principal amounts of nonaccrual loans have been included in the average loan balances used to determine the average interest rate earned on loans. For additional information on nonaccrual loans, including interest accrued, see Note 14 on pages 231–252.

(Table continued from previous page)
2010						2009
Average balance		Interest		Average rate		Average balance		Interest		Average rate

$47,611		$345		0.72%		$67,015		$938		1.40%
188,394		1,786		0.95		152,926		1,750		1.14
117,416		175		0.15		124,462		4		—
254,898		11,128		4.37		251,035		12,283		4.89
330,166		9,729		2.95	(f)	342,655		12,506		3.65	(f)
703,540		40,481	(e)	5.75		682,885		38,720	(e)	5.67
35,496		541		1.52		29,510		479		1.62
1,677,521		64,185		3.83		1,650,488		66,680		4.04
(36,588)						(27,635)
30,318						24,873
99,543						67,028
84,676						110,457
48,618						48,254

12,896						12,898
1,061						1,436
3,117						3,659
132,089						132,743
$2,053,251						$2,024,201

$668,640		$3,424		0.51%		$684,016		$4,826		0.71%
278,603		(192)	(g)	(0.07)	(g)	275,862		573		0.21
36,000		72		0.20		39,055		108		0.28
186,059		2,484		1.34		170,200		2,105		1.24
87,493		1,145		1.31		14,930		218		1.46
273,074		5,848		2.14		299,220		7,368		2.46
1,529,869		12,781		0.84		1,483,283		15,198		1.02
212,414						197,989
6,172						11,694
65,714						77,901
69,539						88,377
1,883,708						1,859,244

8,023						19,054
161,520						145,903
169,543	(d)					164,957	(d)
$2,053,251						$2,024,201
				2.99%						3.02%
		$51,404		3.06				$51,482		3.12

Interest rates and interest differential analysis of net interest income – U.S. and non-U.S.

Presented below is a summary of interest rates and interest differentials segregated between U.S. and non-U.S. operations for the years 2009 through 2011. The segregation of U.S. and non-U.S. components is based on the location of the office recording the transaction. Intracompany funding generally comprises dollar-denominated deposits originated in various locations that are centrally managed by JPMorgan Chase’s Treasury unit.

(Table continued on next page)
	2011
Year ended December 31, (Taxable-equivalent interest and rates; in millions, except rates)	Average balance	Interest		Average rate
Interest-earning assets
Deposits with banks, primarily U.S.	$79,783	$599		0.75%
Federal funds sold and securities purchased under resale agreements:
U.S.	106,927	690		0.65
Non-U.S.	104,873	1,833		1.75
Securities borrowed:
U.S.	65,702	(358)		(0.54)
Non-U.S.	63,075	468		0.74
Trading assets – debt instruments:
U.S.	123,078	5,071		4.12
Non-U.S.	141,863	6,238		4.40
Securities:
U.S.	183,692	5,761		3.14
Non-U.S.	154,202	3,701		2.40
Loans:
U.S.	611,057	34,625		5.67
Non-U.S.	82,466	2,589		3.14
Other assets, primarily U.S.	44,637	606		1.36
Total interest-earning assets	1,761,355	61,823		3.51
Interest-bearing liabilities
Interest-bearing deposits:
U.S.	472,645	1,680		0.36
Non-U.S.	261,038	2,175		0.83
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	203,899	(92)	(b)	(0.05)	(b)
Non-U.S.	52,384	626		1.20
Trading liabilities – debt, short-term and other liabilities:
U.S.	171,667	352		0.21
Non-U.S.	77,517	1,987		2.56
Beneficial interests issued by consolidated VIEs, primarily U.S.	68,523	767		1.12
Long-term debt:
U.S.	252,506	6,041		2.39
Non-U.S.	20,479	68		0.33
Intracompany funding:
U.S.	(190,282)	(600)		—
Non-U.S.	190,282	600		—
Total interest-bearing liabilities	1,580,658	13,604		0.86
Noninterest-bearing liabilities(a)	180,697
Total investable funds	$1,761,355	$13,604		0.77%
Net interest income and net yield:		$48,219		2.74%
U.S.		38,399		3.25
Non-U.S.		9,820		1.69
Percentage of total assets and liabilities attributable to non-U.S. operations:
Assets				36.3
Liabilities				24.9

(a)	Represents the amount of noninterest-bearing liabilities funding interest-earning assets.

(b)	Reflects a benefit from the favorable market environments for dollar-roll financings.

U.S. net interest income was $38.4 billion in 2011, a decrease of $5.7 billion from the prior year. Net interest income from non-U.S. operations was $9.8 billion for 2011, an increase of $2.5 billion from $7.3 billion in 2010. For

further information, see the “Net interest income” discussion in Consolidated Results of Operations on pages 71–75.

(Table continued from previous page)
2010					2009
Average balance	Interest		Average rate		Average balance	Interest	Average rate

$47,611	$345		0.72%		$67,015	$938	1.40%

89,619	830		0.93		72,619	997	1.37
98,775	956		0.97		80,307	753	0.94

67,031	(237)		(0.35)		75,301	(354)	(0.47)
50,385	412		0.82		49,161	358	0.73

119,660	5,513		4.61		130,558	6,742	5.16
135,238	5,615		4.15		120,477	5,541	4.60

226,345	7,210		3.19		275,601	11,015	4.00
103,821	2,519		2.43		67,054	1,491	2.22

644,504	38,800		6.02		620,716	36,476	5.88
59,036	1,681		2.85		62,169	2,244	3.61
35,496	541		1.52		29,510	479	1.62
1,677,521	64,185		3.83		1,650,488	66,680	4.04

433,227	2,156		0.50		440,326	3,781	0.86
235,413	1,268		0.54		243,690	1,045	0.43

231,710	(635)	(b)	(0.27)	(b)	238,691	296	0.12
46,893	443		0.95		37,171	277	0.75

145,422	682		0.47		170,043	446	0.26
76,637	1,874		2.45		39,212	1,767	4.51
87,493	1,145		1.31		14,930	218	1.46

247,813	5,752		2.32		259,738	7,210	2.78
25,261	96		0.38		39,482	158	0.40

(88,286)	(359)		—		(42,711)	(510)	—
88,286	359		—		42,711	510	—
1,529,869	12,781		0.84		1,483,283	15,198	1.02
147,652					167,205
$1,677,521	$12,781		0.76%		$1,650,488	$15,198	0.92%
	$51,404		3.06%			$51,482	3.12%
	44,059		3.65			44,098	3.61
	7,345		1.56			7,384	1.72

			31.9				28.9
			25.2				25.1

Changes in net interest income, volume and rate analysis

The table below presents an analysis of the effect on net interest income of volume and rate changes for the periods 2011 versus 2010 and 2010 versus 2009. In this analysis, the change due to the volume/rate has been allocated to volume.

	2011 versus 2010			2010 versus 2009
	Increase/(decrease) due to change in:			Increase/(decrease) due to change in:
Year ended December 31, (On a taxable-equivalent basis: in millions)	Volume	Rate	Net change	Volume	Rate	Net change
Interest-earning assets
Deposits with banks, primarily U.S.	$240	$14	$254	$(137)	$(456)	$(593)
Federal funds sold and securities purchased under resale agreements:
U.S.	111	(251)	(140)	153	(320)	(167)
Non-U.S.	107	770	877	179	24	203
Securities borrowed:
U.S.	6	(127)	(121)	27	90	117
Non-U.S.	96	(40)	56	10	44	54
Trading assets – debt instruments:
U.S.	144	(586)	(442)	(511)	(718)	(1,229)
Non-U.S.	285	338	623	616	(542)	74
Securities:
U.S.	(1,336)	(113)	(1,449)	(1,573)	(2,232)	(3,805)
Non-U.S.	1,213	(31)	1,182	887	141	1,028
Loans:
U.S.	(1,919)	(2,256)	(4,175)	1,455	869	2,324
Non-U.S.	737	171	908	(91)	(472)	(563)
Other assets, primarily U.S.	122	(57)	65	92	(30)	62
Change in interest income	(194)	(2,168)	(2,362)	1,107	(3,602)	(2,495)
Interest-bearing liabilities
Interest-bearing deposits:
U.S.	131	(607)	(476)	(40)	(1,585)	(1,625)
Non-U.S.	224	683	907	(45)	268	223
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	33	510	543	—	(931)	(931)
Non-U.S.	66	117	183	92	74	166
Trading liabilities - debt, short-term and other liabilities
U.S.	48	(378)	(330)	(121)	357	236
Non-U.S.	29	84	113	915	(808)	107
Beneficial interests issued by consolidated VIEs, primarily U.S.	(212)	(166)	(378)	949	(22)	927
Long-term debt:
U.S.	116	173	289	(263)	(1,195)	(1,458)
Non-U.S.	(15)	(13)	(28)	(54)	(8)	(62)
Intracompany funding:
U.S.	(320)	79	(241)	(182)	333	151
Non-U.S.	320	(79)	241	182	(333)	(151)
Change in interest expense	420	403	823	1,433	(3,850)	(2,417)
Change in net interest income	$(614)	$(2,571)	$(3,185)	$(326)	$248	$(78)

Securities portfolio

For information regarding the securities portfolio as of December 31, 2011 and 2010, and for the years ended December 31, 2011 and 2010, see Note 12 on pages 225–230. For the available–for–sale securities portfolio, at December 31, 2009, the fair value and amortized cost of U.S. Department of the Treasury (“U.S. Treasury”) and government agency obligations was $197.9 billion and $196.1 billion, respectively; the fair value and amortized cost of all other securities was $162.5 billion and $161.0 billion, respectively; and the total fair value and amortized cost of the total portfolio was $360.4 billion and $357.1 billion respectively.
At December 31, 2009, the fair value and amortized cost of U.S. Treasury and government agency obligations in held-to-maturity securities portfolio was $27 million and $25 million, respectively. There were no other held-to-maturity securities at December 31, 2009.

Loan portfolio

The table below presents loans on the line-of-business basis that is presented in Credit Risk Management on pages 135, 136 and 146, and in Note 14 on pages 231–252, at the periods indicated.

December 31, (in millions)	2011	2010	2009	2008	2007
U.S. wholesale loans
Commercial and industrial	$65,958	$50,912	$51,113	$74,153	$70,081
Real estate	53,230	51,734	54,970	61,890	15,977
Financial institutions	8,489	12,120	13,557	20,953	15,113
Government agencies	7,236	6,408	5,634	5,919	5,770
Other	52,126	38,298	23,811	23,861	26,312
Total U.S. wholesale loans	187,039	159,472	149,085	186,776	133,253
Non-U.S. wholesale loans
Commercial and industrial	31,108	19,053	20,188	35,291	33,829
Real estate	1,748	1,973	2,270	2,811	3,632
Financial institutions	30,262	20,043	11,848	17,552	17,245
Government agencies	583	870	1,707	602	720
Other	32,276	26,222	19,077	19,012	24,397
Total non-U.S. wholesale loans	95,977	68,161	55,090	75,268	79,823
Total wholesale loans
Commercial and industrial	97,066	69,965	71,301	109,444	103,910
Real estate	54,978	53,707	57,240	64,701	19,609
Financial institutions	38,751	32,163	25,405	38,505	32,358
Government agencies	7,819	7,278	7,341	6,521	6,490
Other	84,402	64,520	42,888	42,873	50,709
Total wholesale loans	283,016	227,633	204,175	262,044	213,076
Total consumer loans
Home equity	100,497	112,844	127,945	142,890	94,832
Mortgage	128,709	134,284	143,129	157,078	56,031
Auto	47,426	48,367	46,031	42,603	42,350
Credit card	132,277	137,676	78,786	104,746	84,352
Other	31,795	32,123	33,392	35,537	28,733
Total consumer loans	440,704	465,294	429,283	482,854	306,298
Total loans(a)	$723,720	$692,927	$633,458	$744,898	$519,374
Memo:
Loans held-for-sale	$2,626	$5,453	$4,876	$8,287	$18,899
Loans at fair value	2,097	1,976	1,364	7,696	8,739
Total loans held-for-sale and loans at fair value	$4,723	$7,429	$6,240	$15,983	$27,638

(a)
Loans (other than purchased credit-impaired loans and those for which the fair value option have been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $2.7 billion, $1.9 billion, $1.4 billion, $2.0 billion and $1.3 billion at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

Maturities and sensitivity to changes in interest rates
The table below shows, at December 31, 2011, wholesale loan maturity and distribution between fixed and floating interest rates based on the stated terms of the wholesale loan agreements. The table below also reflects the line-of-business basis that is presented in Credit Risk Management on pages 135, 136 and 146, and in Note 14 on pages 231–252. The table does not include the impact of derivative instruments.

December 31, 2011 (in millions)	Within 1 year (a)	1-5 years	After 5 years	Total
U.S.
Commercial and industrial	$14,527	$38,967	$12,464	$65,958
Real estate	5,216	10,822	37,192	53,230
Financial institutions	3,427	4,021	1,041	8,489
Government agencies	1,882	1,810	3,544	7,236
Other	25,167	23,092	3,867	52,126
Total U.S.	50,219	78,712	58,108	187,039
Non-U.S.
Commercial and industrial	13,264	11,806	6,038	31,108
Real estate	771	882	95	1,748
Financial institutions	27,179	2,971	112	30,262
Government agencies	461	57	65	583
Other	22,218	9,049	1,009	32,276
Total non-U.S.	63,893	24,765	7,319	95,977
Total wholesale loans	$114,112	$103,477	$65,427	$283,016
Loans at fixed interest rates		$10,211	$41,127
Loans at variable interest rates		93,266	24,300
Total wholesale loans		$103,477	$65,427

(a)	Includes demand loans and overdrafts.

Risk elements
The following table sets forth nonperforming assets, contractually past-due assets, and accruing restructured loans with the line-of-business basis that is presented in Credit Risk Management on pages 135, 136, and 146, at the periods indicated.

December 31, (in millions)	2011	2010	2009	2008	2007
Nonperforming assets
U.S. nonaccrual loans:
Wholesale:
Commercial and industrial	$936	$1,745	$2,182	$1,052	$63
Real estate	886	2,390	2,647	806	216
Financial institutions	76	111	663	60	10
Government agencies	—	—	4	—	1
Other	234	267	348	205	200
Consumer	7,412	8,835	10,660	6,571	2,768
Total U.S. nonaccrual loans	9,544	13,348	16,504	8,694	3,258
Non-U.S. nonaccrual loans:
Wholesale:
Commercial and industrial	79	234	281	45	14
Real estate	—	585	241	—	—
Financial institutions	—	30	118	115	8
Government agencies	16	22	—	—	—
Other	354	622	420	99	2
Consumer	—	—	—	—	—
Total non-U.S. nonaccrual loans	449	1,493	1,060	259	24
Total nonaccrual loans	9,993	14,841	17,564	8,953	3,282
Derivative receivables	18	34	529	1,079	29
Assets acquired in loan satisfactions	1,025	1,682	1,648	2,682	622
Nonperforming assets	$11,036	$16,557	$19,741	$12,714	$3,933
Memo:
Loans held-for-sale	$110	$341	$234	$12	$45
Loans at fair value	73	155	111	20	5
Total loans held-for-sale and loans at fair value	$183	$496	$345	$32	$50
Contractually past-due assets(a)
U.S. loans:
Wholesale:
Commercial and industrial	$—	$7	$23	$30	$7
Real estate	84	109	114	76	34
Financial institutions	2	2	6	—	—
Government agencies	—	—	—	—	—
Other	6	171	75	54	28
Consumer	2,418	3,640	3,985	3,084	1,945
Total U.S. loans	2,510	3,929	4,203	3,244	2,014
Non-U.S. loans:
Wholesale:
Commercial and industrial	—	—	5	—	—
Real estate	—	—	—	—	—
Financial institutions	—	—	—	—	—
Government agencies	—	—	—	—	—
Other	8	70	109	3	6
Consumer	36	38	38	28	23
Total non-U.S. loans	44	108	152	31	29
Total	$2,554	$4,037	$4,355	$3,275	$2,043
Accruing restructured loans(b)
U.S.:
Commercial and industrial	$68	$—	$—	$—	$8
Real estate	48	76	5	—	—
Financial institutions	2	—	—	—	—
Other	6	—	—	—	—
Consumer(c)	14,524	14,261	8,405	4,029	1,867
Total U.S.	14,648	14,337	8,410	4,029	1,875
Non-U.S.:
Commercial and industrial	48	49	31	5	—
Real estate	—	—	582	—	—
Other	—	—	—	—	—
Consumer	—	—	—	—	—
Total non-U.S.	48	49	613	5	—
Total	$14,696	$14,386	$9,023	$4,034	$1,875

(a)	Represents accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonaccrual loans.

(b)
Represents performing loans modified in troubled debt restructurings in which an economic concession was granted by the Firm and the borrower has demonstrated its ability to repay the loans according to the terms of the restructuring. As defined in accounting principles generally accepted in the United States of America (“U.S. GAAP”), concessions include the reduction of interest rates or the deferral of interest or principal payments, resulting from deterioration in the borrowers’ financial condition. Excludes nonaccrual assets and contractually past-due assets, which are included in the sections above.

(c)	Includes credit card loans that have been modified in a troubled debt restructuring.
For a discussion of nonaccrual loans, past-due loan accounting policies, and accruing restructured loans see Credit Risk Management on pages 132–157, and Note 14 on pages 231–252.

Impact of nonaccrual loans and accruing restructured loans on interest income
The negative impact on interest income from nonaccrual loans represents the difference between the amount of interest income that would have been recorded on such nonaccrual loans according to their original contractual terms had they been performing and the amount of interest that actually was recognized on a cash basis. The negative impact on interest income from accruing restructured loans represents the difference between the amount of interest income that would have been recorded on such loans according to their original contractual terms and the amount of interest that actually was recognized under the modified terms. The following table sets forth this data for the years specified. The change in foregone interest income from 2009 through 2011 was primarily driven by the change in the levels of nonaccrual loans.

Year ended December 31, (in millions)	2011	2010	2009
Nonaccrual loans
U.S.:
Wholesale:
Gross amount of interest that would have been recorded at the original terms	$80	$110	$88
Interest that was recognized in income	(4)	(21)	(13)
Total U.S. wholesale	76	89	75
Consumer:
Gross amount of interest that would have been recorded at the original terms	669	860	932
Interest that was recognized in income	(128)	(139)	(208)
Total U.S. consumer	541	721	724
Negative impact — U.S.	617	810	799
Non-U.S.:
Wholesale:
Gross amount of interest that would have been recorded at the original terms	10	26	58
Interest that was recognized in income	(2)	(17)	(7)
Total non-U.S. wholesale	8	9	51
Consumer:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—
Total non-U.S. consumer	—	—	—
Negative impact — non-U.S.	8	9	51
Total negative impact on interest income	$625	$819	$850

Year ended December 31, (in millions)	2011	2010	2009
Accruing restructured loans
U.S.:
Wholesale:(a)
Gross amount of interest that would have been recorded at the original terms	$2	$5	$—
Interest that was recognized in income	(2)	(2)	—
Total U.S. wholesale	—	3	—
Consumer:
Gross amount of interest that would have been recorded at the original terms	1,687	2,022	819
Interest that was recognized in income	(767)	(797)	(386)
Total U.S. consumer	920	1,225	433
Negative impact — U.S.	920	1,228	433
Non-U.S.:
Wholesale:(a)
Gross amount of interest that would have been recorded at the original terms	4	3	38
Interest that was recognized in income	(3)	(2)	(15)
Total non-U.S. wholesale	1	1	23
Consumer:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—
Total non-U.S. consumer	—	—	—
Negative impact — non-U.S.	1	1	23
Total negative impact on interest income	$921	$1,229	$456

(a)	Predominantly real estate-related.

Cross-border outstandings
Cross-border disclosure is based on the Federal Financial Institutions Examination Council’s (“FFIEC”) guidelines governing the determination of cross-border risk.
The reporting of country exposure under the FFIEC bank regulatory requirements significantly differs from the Firm’s internal risk management approach as described in Country Risk Management on pages 163–165. One significant difference is the FFIEC amounts are based on the domicile (legal residence) of the obligor, counterparty, issuer, or guarantor, while the Firm’s internal approach is based on where the assets of the obligor, counterparty, issuer or guarantor are located or where the majority of the revenue is derived. Other significant differences between the FFIEC and the Firm’s internal approach include the fact that the FFIEC amounts do not consider the following:

•	the benefit of collateral received for securities financing exposures;

•	the netting of cash and marketable securities received for lending exposures. The FFIEC guidelines require risk shifting of lending exposure collateralized by marketable securities to the country of domicile of the issuer of the securities, and risk shifting to the U.S. for cash collateral;

•	the netting of long and short positions across issuers in the same country; and

•
the netting of credit derivative protection purchased and sold. The FFIEC guidelines require the reporting of the gross notional of credit derivative protection sold and does not permit netting for credit derivatives protection on the same underlying reference entity.

In addition to the above differences, the FFIEC requires that net local country assets be reduced by local country liabilities (regardless of currency denomination).
JPMorgan Chase’s total cross-border exposure tends to fluctuate greatly, and the amount of exposure at year-end tends to be a function of timing rather than representing a consistent trend. For a further discussion of JPMorgan Chase’s country risk exposure, see Country Risk Management on pages 163–165.

The following table lists all countries in which JPMorgan Chase’s cross-border outstandings exceed 0.75% of consolidated assets as of the dates specified.

Cross-border outstandings exceeding 0.75% of total assets
(in millions)	December 31,	Governments	Banks	Other(b)	Net local country assets	Total cross-border outstandings(c)	Commitments(d)	Total exposure
United Kingdom(a)	2011	$984	$12,023	$14,003	$—	$27,010	$156,747	$183,757
	2010	787	12,133	10,903	—	23,823	165,282	189,105
	2009	347	15,822	11,565	—	27,734	92,984	120,718
France	2011	$2,960	$20,167	$29,043	$1,333	$53,503	$100,898	$154,401
	2010	4,699	16,541	26,374	1,473	49,087	101,141	150,228
	2009	9,505	16,428	19,642	1,377	46,952	160,536	207,488
Germany	2011	$8,900	$21,565	$8,386	$—	$38,851	$104,125	$142,976
	2010	15,339	9,900	17,759	—	42,998	108,141	151,139
	2009	13,291	10,704	10,718	—	34,713	175,323	210,036
Japan	2011	$3,135	$32,334	$3,572	$35,936	$74,977	$57,158	$132,135
	2010	233	24,386	4,231	25,050	53,900	63,980	117,880
	2009	404	22,022	8,984	4,622	36,032	66,487	102,519
Netherlands	2011	$130	$9,433	$38,879	$—	$48,442	$44,832	$93,274
	2010	506	8,093	36,060	—	44,659	47,015	91,674
	2009	690	9,037	22,770	—	32,497	74,789	107,286
Italy	2011	$8,155	$4,407	$2,731	$1,318	$16,611	$70,884	$87,495
	2010	5,292	3,490	2,543	832	12,157	70,522	82,679
	2009	12,912	2,065	3,643	128	18,748	86,790	105,538
Switzerland	2011	$119	$5,596	$1,757	$30,324	$37,796	$35,559	$73,355
	2010	146	4,781	2,167	—	7,094	37,208	44,302
	2009	113	3,769	1,293	—	5,175	56,457	61,632
Cayman Islands	2011	$266	$64	$52,760	$—	$53,090	$6,836	$59,926
	2010	73	136	38,278	—	38,487	7,926	46,413
	2009	243	216	30,830	—	31,289	8,218	39,507
Spain	2011	$597	$10,047	$3,487	$844	$14,975	$42,483	$57,458
	2010	936	5,877	4,390	785	11,988	40,147	52,135
	2009	2,705	8,724	4,884	1,189	17,502	52,363	69,865
Brazil	2011	$2,928	$3,746	$5,635	$11,685	$23,994	$10,025	$34,019
	2010	2,611	5,302	4,252	4,750	16,915	11,139	28,054
	2009	2,082	2,165	3,681	1,793	9,721	11,727	21,448
Canada	2011	$2,635	$5,037	$3,766	$—	$11,438	$21,442	$32,880
	2010	4,995	4,482	6,599	—	16,076	23,434	39,510
	2009	5,119	2,057	4,836	—	12,012	24,719	36,731
Ireland	2011	$85	$2,530	$11,604	$—	$14,219	$9,825	$24,044
	2010	189	6,300	12,307	—	18,796	11,453	30,249
	2009	700	5,584	8,413	—	14,697	13,075	27,772

(a)
Excluded from the table are $657.2 billion, $503.5 billion and $532.0 billion, at December 31, 2011, 2010 and 2009, respectively, substantially all of which represent notional amounts related to credit protection sold on indices representing baskets of exposures from multiple European countries, which had previously been reported within the United Kingdom. Based on regulatory guidance, credit protection sold on indices representing baskets of exposures from multiple countries should be disclosed in the aggregate as “other” rather than as a single country. Prior periods have been revised to conform with the current presentation.

(b)	Consists primarily of commercial and industrial.

(c)
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

(d)	Commitments include outstanding letters of credit, undrawn commitments to extend credit, and the notional value of credit derivatives where JPMorgan Chase is a protection seller.

Summary of loan and lending-related commitments loss experience

The tables below summarize the changes in the allowance for loan losses and the allowance for lending-related commitments during the periods indicated. For a further discussion, see Allowance for credit losses on pages 155–157, and Note 15 on pages 252–255.

Allowance for loan losses
Year ended December 31, (in millions)	2011	2010	2009		2008	2007
Balance at beginning of year	$32,266	$31,602	$23,164		$9,234	$7,279
Addition resulting from mergers and acquisitions(a)	—	—	—		2,535	—
Provision for loan losses	7,612	16,822	31,735		21,237	6,538
U.S. charge-offs
Commercial and industrial	197	467	1,233		183	34
Real estate	221	698	700		217	46
Financial institutions	102	146	671		17	9
Government agencies	—	3	—		—	10
Other	149	102	151		35	81
Consumer	13,436	23,630	20,638		10,140	5,181
Total U.S. charge-offs	14,105	25,046	23,393		10,592	5,361
Non-U.S. charge-offs
Commercial and industrial	1	23	64		40	2
Real estate	142	239	—		—	—
Financial institutions	6	—	66		29	—
Government agencies	—	—	—		—	—
Other	98	311	341		—	3
Consumer	151	163	154		103	1
Total non-U.S. charge-offs	398	736	625		172	6
Total charge-offs	14,503	25,782	24,018		10,764	5,367
U.S. recoveries
Commercial and industrial	(60)	(86)	(53)		(60)	(48)
Real estate	(93)	(75)	(12)		(5)	(1)
Financial institutions	(207)	(74)	(3)		(2)	(3)
Government agencies	—	(1)	—		—	—
Other	(36)	(25)	(25)		(29)	(40)
Consumer	(1,758)	(1,819)	(941)		(793)	(716)
Total U.S. recoveries	(2,154)	(2,080)	(1,034)		(889)	(808)
Non-U.S. recoveries
Commercial and industrial	(14)	(1)	(1)		(16)	(8)
Real estate	(14)	—	—		—	—
Financial institutions	(38)	—	—		—	(1)
Government agencies	—	—	—		—	—
Other	(14)	—	—		(7)	(12)
Consumer	(32)	(28)	(18)		(17)	—
Total non-U.S. recoveries	(112)	(29)	(19)		(40)	(21)
Total recoveries	(2,266)	(2,109)	(1,053)		(929)	(829)
Net charge-offs	12,237	23,673	22,965		9,835	4,538
Allowance related to purchased portfolios	—	—	—		6	—
Change in accounting principles(b)	—	7,494	—		—	(56)
Other	(32)	21	(332)	(c)	(13)	11
Balance at year-end	$27,609	$32,266	$31,602		$23,164	$9,234

(a)	The 2008 amount relates to the Washington Mutual transaction.

(b)
Effective January 1, 2010, the Firm adopted accounting guidance related to variable interest entities (“VIEs”). Upon adoption of the guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result, $7.4 billion, $14 million and $127 million, respectively, of allowance for loan losses were recorded on-balance sheet with the consolidation of these entities. For further discussion, see Note 16 on pages 256—267.

(c)	Predominantly includes a reclassification in 2009 related to the issuance and retention of securities from the Chase Issuance Trust.

Allowance for lending-related commitments

Year ended December 31, (in millions)	2011	2010	2009	2008	2007
Balance at beginning of year	$717	$939	$659	$850	$524
Addition resulting from mergers and acquisitions(a)	—	—	—	66	—
Provision for lending-related commitments	(38)	(183)	280	(258)	326
Net charge-offs	—	—	—	—	—
Change in accounting principles(b)	—	(18)	—	—	—
Other	(6)	(21)	—	1	—
Balance at year-end	$673	$717	$939	$659	$850

(a)	The 2008 amount relates to the Washington Mutual transaction.

(b)	Relates to the adoption of the new accounting guidance related to VIEs.

Loan loss analysis
As of or for the year ended December 31, (in millions, except ratios)	2011	2010	2009	2008(c)	2007
Balances
Loans – average	$693,523	$703,540	$682,885	$588,801	$479,679
Loans – year-end	723,720	692,927	633,458	744,898	519,374
Net charge-offs(a)	12,237	23,673	22,965	9,835	4,538
Allowance for loan losses:
U.S.	26,621	31,111	29,802	21,830	8,454
Non-U.S.	988	1,155	1,800	1,334	780
Total allowance for loan losses	27,609	32,266	31,602	23,164	9,234
Nonaccrual loans	9,993	14,841	17,564	8,953	3,282
Ratios
Net charge-offs to:
Loans retained – average	1.78%	3.39%	3.42%	1.73%	1.00%
Allowance for loan losses	44.32	73.37	72.67	42.46	49.14
Allowance for loan losses to:
Loans retained – year-end(b)	3.84	4.71	5.04	3.18	1.88
Nonaccrual loans retained	281	225	184	260	286

(a)	There were no net charge-offs/(recoveries) on lending-related commitments in 2011, 2010, 2009, 2008 or 2007.

(b)
The allowance for loan losses as a percentage of retained loans declined from 2009 to 2011, due to an improvement in credit quality of the wholesale and consumer credit portfolios. Deteriorating credit conditions from 2007 to 2009, primarily within consumer lending, resulted in increasing losses and correspondingly higher loan loss provisions for those periods. For a more detailed discussion of the 2009 through 2011 provision for credit losses, see Provision for credit losses on page 157.

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

Year ended December 31,	Average balances			Average interest rates
(in millions, except interest rates)	2011	2010	2009	2011	2010	2009
U.S.
Noninterest-bearing	$265,522	$202,459	$190,195	—%	—%	—%
Interest-bearing
Demand	39,177	18,881	14,873	0.08	0.04	0.44
Savings	349,425	312,118	276,296	0.23	0.27	0.33
Time	84,043	102,228	149,157	1.00	1.27	1.88
Total interest-bearing deposits	472,645	433,227	440,326	0.36	0.50	0.86
Total U.S. deposits	738,167	635,686	630,521	0.23	0.34	0.60
Non-U.S.
Noninterest-bearing	12,785	9,955	7,794	—	—	—
Interest-bearing
Demand	190,092	163,550	163,512	0.66	0.35	0.25
Savings	637	605	559	0.14	0.28	0.18
Time	70,309	71,258	79,619	1.32	0.97	0.80
Total interest-bearing deposits	261,038	235,413	243,690	0.83	0.54	0.43
Total non-U.S. deposits	273,823	245,368	251,484	0.79	0.52	0.42
Total deposits	$1,011,990	$881,054	$882,005	0.38%	0.39%	0.55%
At December 31, 2011, other U.S. time deposits in denominations of $100,000 or more totaled $40.7 billion, substantially all of which mature in three months or less. In addition, the table below presents the maturities for U.S. time certificates of deposit in denominations of $100,000 or more.

By remaining maturity at December 31, 2011 (in millions)	Three months or less	Over three months but within six months	Over six months but within 12 months	Over 12 months	Total
U.S. time certificates of deposit ($100,000 or more)	$4,801	$3,016	$3,930	$5,372	$17,119

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

JPMorgan Chase & Co. (Registrant)
By: /s/ JAMES DIMON
(James Dimon Chairman and Chief Executive Officer)
February 29, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. JPMorgan Chase & Co. does not exercise the power of attorney to sign on behalf of any Director.

	Capacity	Date
/s/ JAMES DIMON	Director, Chairman and Chief Executive Officer (Principal Executive Officer)
(James Dimon)

/s/ JAMES A. BELL	Director
(James A. Bell)

/s/ CRANDALL C. BOWLES	Director
(Crandall C. Bowles)

/s/ STEPHEN B. BURKE	Director
(Stephen B. Burke)

/s/ DAVID M. COTE	Director
(David M. Cote)

/s/ JAMES S. CROWN	Director	February 29, 2012
(James S. Crown)

/s/ ELLEN V. FUTTER	Director
(Ellen V. Futter)

/s/ WILLIAM H. GRAY, III	Director
(William H. Gray, III)

/s/ LABAN P. JACKSON, JR.	Director
(Laban P. Jackson, Jr.)

/s/ DAVID C. NOVAK	Director
(David C. Novak)

/s/ LEE R. RAYMOND	Director
(Lee R. Raymond)

/s/ WILLIAM C. WELDON	Director
(William C. Weldon)

/s/ DOUGLAS L. BRAUNSTEIN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
(Douglas L. Braunstein)

/s/ SHANNON S. WARREN	Managing Director and Corporate Controller (Principal Accounting Officer)
(Shannon S. Warren)

