Form 10-Q
period 2012-03-31
JPMORGAN CHASE & CO
filed 2012-05-10
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended	Commission file
March 31, 2012	number 1-5805

JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

Number of shares of common stock outstanding as of April 30, 2012: 3,806,666,475

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights

(unaudited) (in millions, except per share, headcount and ratio data)
As of or for the period ended,	1Q12	4Q11	3Q11	2Q11	1Q11
Selected income statement data
Total net revenue	$26,712	$21,471	$23,763	$26,779	$25,221
Total noninterest expense	18,345	14,540	15,534	16,842	15,995
Pre-provision profit(a)	8,367	6,931	8,229	9,937	9,226
Provision for credit losses	726	2,184	2,411	1,810	1,169
Income before income tax expense	7,641	4,747	5,818	8,127	8,057
Income tax expense	2,258	1,019	1,556	2,696	2,502
Net income	$5,383	$3,728	$4,262	$5,431	$5,555
Per common share data
Net income per share: Basic	$1.31	$0.90	$1.02	$1.28	$1.29
Diluted	1.31	0.90	1.02	1.27	1.28
Cash dividends declared per share(b)	0.30	0.25	0.25	0.25	0.25
Book value per share	47.60	46.59	45.93	44.77	43.34
Tangible book value per share(c)	34.91	33.69	33.05	32.01	30.77
Common shares outstanding
Average: Basic	3,818.8	3,801.9	3,859.6	3,958.4	3,981.6
Diluted	3,833.4	3,811.7	3,872.2	3,983.2	4,014.1
Common shares at period-end	3,822.0	3,772.7	3,798.9	3,910.2	3,986.6
Share price(d)
High	$46.49	$37.54	$42.55	$47.80	$48.36
Low	34.01	27.85	28.53	39.24	42.65
Close	45.98	33.25	30.12	40.94	46.10
Market capitalization	175,737	125,442	114,422	160,083	183,783
Selected ratios
Return on common equity (“ROE”)	12%	8%	9%	12%	13%
Return on tangible common equity (“ROTCE”)(c)	16	11	13	17	18
Return on assets (“ROA”)	0.96	0.65	0.76	0.99	1.07
Return on risk-weighted assets(e)	1.76	1.21	1.40	1.82	1.90
Overhead ratio	69	68	65	63	63
Deposits-to-loans ratio	157	156	157	152	145
Tier 1 capital ratio	12.6	12.3	12.1	12.4	12.3
Total capital ratio	15.6	15.4	15.3	15.7	15.6
Tier 1 leverage ratio	7.1	6.8	6.8	7.0	7.2
Tier 1 common capital ratio(f)	10.4	10.1	9.9	10.1	10.0
Selected balance sheet data (period-end)
Trading assets	$456,000	$443,963	$461,531	$458,722	$501,148
Securities	381,742	364,793	339,349	324,741	334,800
Loans	720,967	723,720	696,853	689,736	685,996
Total assets	2,320,330	2,265,792	2,289,240	2,246,764	2,198,161
Deposits	1,128,512	1,127,806	1,092,708	1,048,685	995,829
Long-term debt	255,831	256,775	273,688	279,228	269,616
Common stockholders’ equity	181,928	175,773	174,487	175,079	172,798
Total stockholders’ equity	189,728	183,573	182,287	182,879	180,598
Headcount	261,453	260,157	256,663	250,095	242,929
Credit quality metrics
Allowance for credit losses	$26,621	$28,282	$29,036	$29,146	$30,438
Allowance for loan losses to total retained loans	3.63%	3.84%	4.09%	4.16%	4.40%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(g)	3.11	3.35	3.74	3.83	4.10
Nonperforming assets(h)	$11,953	$11,315	$12,468	$13,435	$15,149
Net charge-offs	2,387	2,907	2,507	3,103	3,720
Net charge-off rate	1.35%	1.64%	1.44%	1.83%	2.22%

(a)
Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.

(b)	On March 13, 2012, the Board of Directors increased the Firm’s quarterly stock dividend from $0.25 to $0.30 per share.

(c)
Tangible book value per share and ROTCE are non-GAAP financial ratios. ROTCE measures the Firm’s earnings as a percentage of tangible common equity. Tangible book value per share represents the Firm’s tangible common equity divided by period-end common shares. For further discussion of these ratios, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 12–13 of this Form 10-Q.

(d)
Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.

(e)	Return on Basel I risk-weighted assets is the annualized earnings of the Firm divided by its average risk-weighted assets.

(f)
Basel I Tier 1 common capital ratio (“Tier 1 common ratio”) is Tier 1 common capital (“Tier 1 common”) divided by risk-weighted assets. The Firm uses Tier 1 common capital along with the other capital measures to assess and monitor its capital position. For further discussion of Tier 1 common capital ratio, see Regulatory capital on pages 42–44 of this Form 10-Q.

(g)	Excludes the impact of residential real estate purchased credit-impaired (“PCI”) loans. For further discussion, see Allowance for credit losses on pages 70–72 of this Form 10-Q.

(h)
Prior period amounts have been revised to include both defaulted derivatives and derivatives that have been risk rated as nonperforming; in prior periods only the amount of defaulted derivatives was reported.

INTRODUCTION
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”). See the Glossary of terms on pages 168–171 for definitions of terms used throughout this Form 10-Q.
The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. For a discussion of such risks and uncertainties, see Forward-looking Statements on page 84 and Part II, Item 1A: Risk Factors, on page 175 of this Form 10-Q, and Part I, Item 1A, Risk Factors, on pages 7–17 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (“2011 Annual Report” or “2011 Form 10-K”), to which reference is hereby made.
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm has $2.3 trillion in assets and $189.7 billion in stockholders’ equity as of March 31, 2012. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing, asset management and private equity. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national bank with U.S. branches in 23 states, and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national bank that is the Firm’s credit card–issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities LLC (“JPMorgan Securities”), the Firm’s U.S. investment banking firm. The bank and nonbank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. One of the Firm’s principal operating subsidiaries in the United Kingdom (“U.K.”) is J.P. Morgan Securities Ltd., a subsidiary of JPMorgan Chase Bank, N.A.
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
Retail Financial Services
Retail Financial Services (“RFS”) serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking. RFS is organized into Consumer & Business Banking and Mortgage Banking (including Mortgage Production and Servicing, and Real Estate Portfolios). Consumer & Business Banking includes branch banking and business banking activities. Mortgage Production and Servicing includes mortgage origination and servicing activities. Real Estate Portfolios comprises residential mortgages and home equity loans, including the PCI portfolio acquired in the Washington Mutual transaction. Customers can use more than 5,500 bank branches (third largest nationally) and more than 17,600 ATMs (largest nationally), as well as online and mobile banking around the clock. More than 33,400 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. As one of the largest mortgage originators in the U.S., Chase helps customers buy or refinance homes resulting in approximately $150 billion of mortgage originations annually. Chase also services more than 8 million mortgages and home equity loans.
Card Services & Auto
Card Services & Auto (“Card”) is one of the nation’s largest credit card issuers, with over $125 billion in credit card loans. Customers have over 64 million open credit card accounts (excluding the commercial card portfolio), and used Chase credit cards to meet over $86 billion of their spending needs in the three months ended March 31, 2012. Through its Merchant Services business, Chase Paymentech Solutions, Card is a global leader in payment processing and merchant acquiring. Consumers also can obtain loans through more than 17,200 auto dealerships and 2,000 schools and universities nationwide.

Commercial Banking
Commercial Banking (“CB”) delivers extensive industry knowledge, local expertise and dedicated service to more than 24,000 clients nationally, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from $10 million to $2 billion, and nearly 35,000 real estate investors/owners. CB partners with the Firm’s other businesses to provide comprehensive solutions to meet its clients’ domestic and international financial needs, including lending, treasury services, investment banking and asset management.
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

Asset Management
Asset Management (“AM”), with assets under supervision of $2.0 trillion, is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity products, including money-market instruments and bank deposits. AM also provides trust and estate, banking and brokerage services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a complete description of events, trends and uncertainties, as well as the capital, liquidity, credit and market risks, and the critical accounting estimates affecting the Firm and its various lines of business, this Form 10-Q should be read in its entirety.
Economic environment
The global economy expanded moderately in the first quarter of 2012, but regional growth trends diverged. In the U.S., labor market conditions continued to improve as companies added jobs at the fastest pace since the spring of 2006, the total amount of hours logged by workers accelerated, weekly layoffs continued to move lower, and the unemployment rate, although elevated, declined. Household spending continued to advance and business fixed investment, although soft in recent months, remained solid. The mild winter reduced household utility bills and freed up resources for other spending, and retail sales grew steadily. At the same time, sales of motor vehicles, a benchmark of consumer confidence, grew faster than the industry expected. The housing sector remained depressed but the drag on the economy is easing and builder sentiment improved. Longer-term inflation expectations remained stable, even with recent increases in oil and gasoline prices.
Strains in global financial markets eased following measures taken by the European Central Bank (“ECB”) in the fourth quarter of 2011 to support bank lending and money market activity. However, Europe’s financial crisis continued to pose significant downside risks to the economic outlook as economic activity in Europe continued to contract at a moderate rate and the growth of emerging European economies slowed significantly. Growth in the Asian region slowed in some areas but that region’s economies continued to expand at a solid pace.
The Board of Governors of the Federal Reserve System (the “Federal Reserve”) maintained the target range for the federal funds rate at zero to one-quarter percent and began to offer guidance that economic conditions are likely to warrant exceptionally low levels for the federal funds rate, at least through late 2014.

Financial performance of JPMorgan Chase
	Three months ended March 31,
(in millions, except per share data and ratios)	2012	2011	Change
Selected income statement data
Total net revenue	$26,712	$25,221	6%
Total noninterest expense	18,345	15,995	15
Pre-provision profit	8,367	9,226	(9)
Provision for credit losses	726	1,169	(38)
Net income	5,383	5,555	(3)
Diluted earnings per share	1.31	1.28	2
Return on common equity	12%	13%
Capital ratios
Tier 1 capital	12.6	12.3
Tier 1 common	10.4	10.0

Business overview
JPMorgan Chase reported first-quarter 2012 net income of $5.4 billion, or $1.31 per share, on net revenue of $26.7 billion. Net income declined by $172 million, or 3%, compared with net income of $5.6 billion, or $1.28 per share, in the first quarter of 2011. ROE for the quarter was 12%, compared with 13% for the prior-year quarter. Results in the first quarter of 2012 included the following significant items: $1.8 billion pretax benefit ($0.28 per share after-tax increase in earnings) from the reduction in the allowance for loan losses, related to mortgage and credit card loans; $1.1 billion pretax benefit ($0.17 per share after-tax increase in earnings) from the Washington Mutual bankruptcy settlement, in Corporate; $2.5 billion pretax expense ($0.39 per share after-tax reduction in earnings) for additional litigation reserves, predominantly for mortgage-related matters, in Corporate; and $0.9 billion pretax loss ($0.14 per share after-tax reduction in earnings) from debit valuation adjustments (“DVA”) in the Investment Bank, resulting from tightening of the Firm’s credit spreads.
The decrease in net income from the first quarter of 2011 was driven by higher noninterest expense, largely offset by higher net revenue. The increase in net revenue was driven by higher mortgage fees and related income and a $1.1 billion benefit from the Washington Mutual bankruptcy settlement, partially offset by lower principal transactions revenue, driven by a $907 million loss from DVA. The increase in noninterest expense was predominantly driven by higher compensation and noncompensation expense, including $2.5 billion of additional litigation reserves, predominantly for mortgage-related matters.
Results in the first quarter of 2012 reflected positive credit trends for the consumer real estate and credit card portfolios. Estimated losses declined for these portfolios, and the Firm reduced the related allowance for loan losses by a total of $1.8 billion in the first quarter. However, costs and losses associated with mortgage-related issues continued to negatively affect the mortgage business. Trends in the Firm’s credit metrics across the wholesale portfolios were stable and continued to be strong. Firmwide, net charge-offs were $2.4 billion for the quarter, down $1.3 billion from the first quarter of 2011, and nonperforming assets were $12.0 billion, down 21%. Based upon regulatory guidance issued in the first quarter of 2012, the Firm began reporting performing junior liens that are subordinate to senior liens that are 90 days or more past due as nonaccrual loans, a component of nonperforming assets. For more information on the new regulatory guidance, see Consumer Credit Portfolio on pages 60–69 of this Form 10-Q. Total firmwide credit reserves at March 31, 2012, were $26.6 billion, resulting in a loan loss coverage ratio of 3.11% of total loans, excluding the PCI portfolio.
While several significant items affected the Firm’s results, overall, the Firm’s performance in the first quarter was solid. The Investment Bank, in particular, reported strong results driven by continued leadership and improved market conditions. Consumer & Business Banking within Retail Financial Services increased average deposits by 8% compared with the first quarter last year; Business Banking loan originations were up 8% as well. Mortgage Banking (also within Retail Financial Services) application volume increased 33% from the prior-year quarter, and Retail channel originations were a record, up 11% from the prior-year quarter. In the Card business, credit card sales volume (excluding Commercial Card) was up 12% compared with the first quarter of 2011. Commercial Banking reported its seventh consecutive quarter of loan growth, including record middle-market loans. Treasury & Securities Services reported record assets under custody of $17.9 trillion, and Asset Management reported record assets under supervision of $2.0 trillion. The first quarter was also the twelfth consecutive quarter of positive long-term flows into assets under management.
During the first quarter of 2012, the Firm provided credit and raised capital of over $445 billion for its commercial and consumer clients. This included more than $4 billion of credit to U.S. small businesses, up 35% compared with the prior year. The Firm originated more than 200,000 mortgages in the first quarter and remains committed to helping struggling homeowners; JPMorgan Chase has offered more than 1.3 million mortgage modifications since 2009, and has completed more than 490,000.
JPMorgan Chase continued to strengthen its balance sheet, ending the first quarter with Basel I Tier 1 common capital of $128 billion, or 10.4%, up from $123 billion, or 10.1% at year-end 2011. The Firm estimated that its Basel III Tier 1 common ratio was approximately 8.2% at March 31, 2012. (The Basel I and III Tier 1 common ratios are non-GAAP financial measures, which the Firm uses along with the other capital measures, to assess and monitor its capital position.) For further discussion of the Tier 1 common capital ratios, see Regulatory capital on pages 42–45 of this Form 10-Q. During the first quarter of 2012, the Board of Directors of JPMorgan Chase increased the Firm’s quarterly common stock dividend to $0.30 per share, an increase of $0.05 per share. The Board of Directors also authorized a new $15 billion common equity repurchase program, of which up to $12 billion of repurchases is approved for 2012 and up to $3 billion is approved for the first quarter of 2013.
The discussion that follows highlights the performance of each business segment compared with the prior year and presents results on a managed basis. Managed basis starts with the reported results under the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, for each line of business and the Firm as a whole, includes certain reclassifications to present total net revenue on a fully taxable-equivalent (“FTE”) basis. For more information about managed basis, as well as other non-GAAP financial measures used by management to evaluate the performance of each line of business, see pages 12–13 of this Form 10-Q.
Investment Bank net income decreased from the prior year as lower net revenue and a lower benefit from the provision for credit losses were partially offset by lower noninterest expense. Net revenue included the $907 million loss from DVA. Excluding the DVA impact, net revenue was approximately flat to the level in the prior year. Fixed Income and Equity Markets revenue decreased slightly, excluding DVA, compared with the prior year and reflected continued solid client revenue. Investment banking fees also decreased. Lower compensation expense drove the decline in noninterest expense from the prior-year level.
Retail Financial Services reported net income in the current quarter compared with a net loss in the prior year, driven by higher net revenue and a lower provision for credit losses. Growth in net revenue was driven by higher mortgage fees and related income, partially offset by lower net interest income, resulting from lower loan balances due to portfolio runoff, and lower debit card revenue. The provision for credit losses was a benefit in the first quarter of 2012, compared with an expense in the prior year, and reflected lower net charge-offs and a $1.0 billion reduction of the allowance for loan losses, due to lower estimated losses as mortgage delinquency trends improved.
Card Services & Auto net income decreased compared with the prior year reflecting a higher provision for credit losses. The current-quarter provision reflected lower net charge-offs and a reduction of $750 million to the allowance for loan losses due to lower estimated losses. The prior-year provision included a reduction of $2.0 billion to the allowance for loan losses.
The decline in net revenue was driven by lower net interest income, reflecting lower average loan balances and narrower loan spreads, partially offset by lower revenue reversals associated with lower charge-offs. Credit card sales volume, excluding the Commercial Card portfolio, was up 12% from the first quarter of 2011. The increase in noninterest expense was primarily due to an expense related to a non-core product that is being exited.
Commercial Banking net income increased, driven by an increase in net revenue, partially offset by higher noninterest expense and an increase in the provision for credit losses. The increase in revenue reflected higher net interest income driven by growth in liability and loan balances, largely offset by spread compression on liability and loan products. The increase in noninterest expense primarily reflected higher headcount-related expense.
Treasury & Securities Services net income increased as higher net revenue was largely offset by higher noninterest expense. Treasury Services drove the increase in net revenue, with higher deposit balances and higher trade finance loan volumes contributing to revenue growth in the business. Worldwide Securities Services net revenue increased modestly compared with the prior year. Assets under custody were a record $17.9 trillion, up 8% from the prior year. Higher noninterest expense was primarily driven by continued expansion into new markets.
Asset Management net income decreased, reflecting higher noninterest expense and lower net revenue. The modest decline in net revenue was primarily due to lower credit-related fees, lower performance fees, lower brokerage commissions and narrower deposit spreads. The decline was predominantly offset by higher deposit and loan balances, net inflows to products with higher margins, and higher valuations of seed capital investments. Assets under supervision at the end of the first quarter of 2012 were a record $2.0 trillion, an increase of $105 billion from the prior year. Assets under management of $1.4 trillion were also a record. Both increases were due to net inflows to long-term products and the impact of higher market levels. In addition, deposit and custody inflows contributed to the increase in assets under supervision. The increase in noninterest expense was due to higher headcount-related expense.
Corporate/Private Equity reported a net loss in the first quarter of 2012 compared with net income in the first quarter of 2011. Net income and revenue in Private Equity declined, driven by lower private equity gains due to the absence of prior-year valuation gains on private investments. Corporate reported a net loss, driven by higher litigation reserves, predominantly for mortgage-related matters, partially offset by a $1.1 billion benefit from the Washington Mutual bankruptcy settlement.

2012 Business outlook
The following forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 84 and Risk Factors on page 175 of this Form 10-Q.
JPMorgan Chase’s outlook for the remainder of 2012 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these linked factors will affect the performance of the Firm and its lines of business.
In the Consumer & Business Banking business within RFS, the Firm estimates that, given the current low interest rate environment, spread compression will likely negatively affect 2012 net income by approximately $400 million for the full year. In addition, the effect of the Durbin Amendment will likely reduce annualized net income by approximately $600 million.
In the Mortgage Production and Servicing business within RFS, revenue in 2012 could be negatively affected by continued elevated levels of repurchases of mortgages previously sold, predominantly to U.S. government-sponsored entities (“GSEs”). Management estimates that realized mortgage repurchase losses could be approximately $350 million per quarter in 2012. Also for Mortgage Production and Servicing, management expects the business to continue to incur elevated default and foreclosure-related costs including additional costs associated with the Firm’s mortgage servicing processes, particularly its loan modification and foreclosure procedures. (See Mortgage servicing-related matters on pages 67–69 and Note 16 on pages 144–146 of this Form 10-Q.) In addition, management believes that the high margins experienced in the first quarter of 2012 will not be sustainable over time.
For Real Estate Portfolios within RFS, management believes that quarterly net charge-offs could be less than $900 million. Given management’s current estimate of portfolio runoff levels, the existing residential real estate portfolio is expected to decline by approximately 10% to 15% in 2012 from year-end 2011 levels. This reduction in the residential real estate portfolio is expected to reduce net interest income by approximately $500 million in 2012. However, over time, the reduction in net interest income is expected to be more than offset by an improvement in credit costs and lower expenses. In addition, as the portfolio continues to run off, management anticipates that approximately $1 billion of capital may become available for redeployment each year, subject to the capital requirements associated with the remaining portfolio.

In Card, the net charge-off rate for the credit card portfolio could decrease in the second quarter of 2012 to approximately 4.25%.
The currently anticipated results of RFS and Card described above could be adversely affected by further declines in U.S. housing prices or increases in the unemployment rate. Given ongoing weak economic conditions, combined with a high level of uncertainty concerning the residential real estate markets, management continues to closely monitor the portfolios in these businesses.
In IB, TSS, CB and AM, revenue will be affected by market levels, volumes and volatility, which will influence client flows and assets under management, supervision and custody. For the IB, the second quarter of 2012 has started weaker than the seasonally strong first quarter. CB and TSS will continue to experience low net interest margins as long as market interest rates remain low. In addition, the wholesale credit environment will influence levels of charge-offs, repayments and the provision for credit losses for IB, CB, TSS and AM.
In Private Equity, within the Corporate/Private Equity segment, earnings will likely continue to be volatile and be influenced by capital markets activity, market levels, the performance of the broader economy and investment-specific issues.
In Corporate, within the Corporate/Private Equity segment, net income (excluding Private Equity results and litigation expense) for the second quarter is currently estimated to be a loss of approximately $800 million. (Prior guidance for Corporate quarterly net income (excluding Private Equity results, litigation expense and nonrecurring significant items) was approximately $200 million.) Actual second quarter results could be substantially different from the current estimate and will depend on market levels and portfolio actions related to investments held by the Chief Investment Office (CIO), as well as other activities in Corporate during the remainder of the quarter.
Since March 31, 2012, CIO has had significant mark-to-market losses in its synthetic credit portfolio, and this portfolio has proven to be riskier, more volatile and less effective as an economic hedge than the Firm previously believed. The losses in CIO's synthetic credit portfolio have been partially offset by realized gains from sales, predominantly of credit-related positions, in CIO's AFS securities portfolio. As of March 31, 2012, the value of CIO's total AFS securities portfolio exceeded its cost by approximately $8 billion. Since then, this portfolio (inclusive of the realized gains in the second quarter to date) has appreciated in value.
The Firm is currently repositioning CIO's synthetic credit portfolio, which it is doing in conjunction with its assessment of the Firm's overall credit exposure. As this repositioning is being effected in a manner designed to maximize economic value, CIO may hold certain of its current synthetic credit positions for the longer term.

Accordingly, net income in Corporate likely will be more volatile in future periods than it has been in the past.
The Firm faces a variety of exposures resulting from repurchase demands and litigation arising out of its various roles as issuer and/or underwriter of mortgage-backed securities (“MBS”) offerings in private-label securitizations. It is possible that these matters will take a number of years to resolve and their ultimate resolution is currently uncertain. Reserves for such matters may need to be increased in the future; however, with the additional litigation reserves taken in the first quarter of 2012, absent any materially adverse developments that could change management’s current views, JPMorgan Chase does not currently anticipate further material additions to its litigation reserves for mortgage-backed securities-related matters over the remainder of the year.
Regulatory developments
JPMorgan Chase is subject to regulation under state and federal laws in the U.S., as well as the applicable laws of each of the various other jurisdictions outside the U.S. in which the Firm does business. The Firm is currently experiencing a period of unprecedented change in regulation and supervision, and such changes could have a significant impact on how the Firm conducts business. The Firm continues to work diligently in assessing and understanding the implications of the regulatory changes it is facing, and is devoting substantial resources to implementing all the new rules and regulations while meeting the needs and expectations of its clients. The Firm expects heightened scrutiny by its regulators of its compliance with new and existing regulations, and expects that regulators will more frequently bring formal enforcement actions for violations of law rather than resolving those violations through informal supervisory processes. While the Firm has made a preliminary assessment of the likely impact of these anticipated changes, the Firm cannot, given the current status of the regulatory and supervisory developments, quantify the possible effects on its business and operations of all of the significant changes that are currently underway. For further discussion of regulatory developments, see Supervision and regulation on pages 1–7 and Risk factors on pages 7–17 of JPMorgan Chase’s 2011 Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2012 and 2011. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 80–82 of this Form 10-Q and pages 168–172 of JPMorgan Chase’s 2011 Annual Report.

Revenue
	Three months ended March 31,
(in millions)	2012	2011	Change
Investment banking fees	$1,381	$1,793	(23)%
Principal transactions	3,382	4,745	(29)
Lending- and deposit-related fees	1,517	1,546	(2)
Asset management, administration and commissions	3,392	3,606	(6)
Securities gains	536	102	425
Mortgage fees and related income	2,010	(487)	NM
Credit card income	1,316	1,437	(8)
Other income	1,512	574	163
Noninterest revenue	15,046	13,316	13
Net interest income	11,666	11,905	(2)
Total net revenue	$26,712	$25,221	6%
Total net revenue for the first quarter of 2012 was $26.7 billion, an increase of $1.5 billion, or 6%, from the prior-year quarter. Results were driven by higher mortgage fees and related income in RFS and a $1.1 billion benefit from the Washington Mutual bankruptcy settlement. The increase was partially offset by lower principal transactions revenue in Corporate/Private Equity and IB.
Investment banking fees for the first quarter of 2012 decreased compared with the prior year, in particular, for debt underwriting and equity underwriting, as well as advisory fees, due primarily to lower industry-wide volumes. For additional information on investment banking fees, which are primarily recorded in IB, see IB segment results on pages 15–17, and Note 6 on page 110 of this Form 10-Q.
Principal transactions revenue, which consists of revenue from the Firm’s market-making and private equity investing activities, decreased compared with the first quarter of 2011, driven by lower market-making revenue and lower private equity gains. Principal transactions revenue included a $907 million loss from DVA on certain structured notes and derivative liabilities resulting from the tightening of the Firm’s credit spreads. Excluding DVA, principal transactions revenue was down slightly, with continued solid client revenue, and particularly strong results in rates-related and equity products. Lower private equity gains were primarily due to the absence of prior-year valuation gains on private investments. For additional information on principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 15–17 and 33–34, respectively, and Note 6 on page 110 of this Form 10-Q.
Lending- and deposit-related fees remained relatively unchanged compared with the prior year. For additional information on lending- and deposit-related fees, which are mostly recorded in RFS, CB, TSS and IB, see RFS on pages 18–24, CB on pages 27–28, TSS on pages 29–30 and IB on pages 15–17 of this Form 10-Q.
Asset management, administration and commissions revenue decreased compared with the first quarter of 2011, reflecting lower brokerage commissions in IB and AM; lower asset management fees in AM, driven by lower performance fees, partially offset by net inflows to products with higher margins. For additional information on these fees and commissions, see the segment discussions for
AM on pages 31–32, and Note 6 on page 110 of this Form 10-Q.
Securities gains increased compared with the level in the first quarter of 2011, primarily due to the repositioning of the investment securities portfolio in response to changes in the current market environment and to rebalancing exposures. For additional information on securities gains, which are mostly recorded in the Firm’s Corporate/Private Equity segment, see the Corporate/Private Equity segment discussion on pages 33–34, and Note 11 on pages 113–117 of this Form 10-Q.
Mortgage fees and related income increased compared with the first quarter of 2011. Higher production revenue (excluding repurchase losses), contributed to the increase in mortgage fees and related income, reflecting wider margins, driven by market conditions and product mix, and higher volumes, due to a favorable refinancing environment. In addition, the prior year included a $1.1 billion decrease in the fair value of the mortgage servicing rights (“MSR”) asset for the estimated impact of increased servicing costs. For additional information on mortgage fees and related income, which is recorded primarily in RFS, see RFS’s Mortgage Production and Servicing discussion on pages 20–22, and Note 16 on pages 144–146 of this Form 10-Q. For additional information on repurchase losses, see the Mortgage repurchase liability discussion on pages 38–41 and Note 21 on pages 150–154 of this Form 10-Q.
Credit card income decreased in the first quarter of 2012, due to lower debit card revenue, reflecting the impact of the Durbin Amendment, and to a lesser extent, lower revenue from fee-based products. The decline was partially offset by lower partner revenue-sharing due to the impact of the Kohl’s portfolio sale on April 1, 2011, as well as higher net interchange income associated with higher customer transaction volume on credit cards. For additional information on credit card income, see the Card and RFS segment results on pages 25–26, and pages 18–24, respectively, of this Form 10-Q.

Other income increased in the first quarter of 2012, driven by a $1.1 billion benefit from the Washington Mutual bankruptcy settlement. For additional information on the bankruptcy settlement, see Note 2 on pages 90–91 and Note 23 on pages 154–163, respectively, of this Form 10-Q.
Net interest income decreased in the first quarter of 2012 compared with the prior year, primarily driven by lower loan yields due to changes in portfolio mix and market rates, and higher long-term debt cost. The decrease was partially offset by higher average loan balances, in particular, in the wholesale businesses, lower interest-bearing deposit cost and higher levels of investment securities. The Firm’s average interest-earning assets were $1.8 trillion for the first quarter of 2012, and the net yield on those assets, on a FTE basis, was 2.61%, a decrease of 28 basis points from the first quarter of 2011.

Provision for credit losses
	Three months ended March 31,
(in millions)	2012	2011	Change
Wholesale	$89	$(386)	NM %
Consumer, excluding credit card	1	1,329	(100)
Credit card	636	226	181
Total consumer	637	1,555	(59)
Total provision for credit losses	$726	$1,169	(38)%
The provision for credit losses declined by $443 million compared with the first quarter of 2011. The consumer, excluding credit card, provision for credit losses decreased, reflecting a $1.0 billion reduction in the allowance for loan losses, due to lower estimated losses in the non-PCI residential real estate portfolio as delinquency trends improved. The wholesale provision for credit losses was $89 million, compared with a benefit of $386 million in the first quarter of 2011; the prior year reflected a reduction in the allowance for loan losses due to an improvement in the credit environment. The current-quarter credit card provision reflected lower net charge-offs and a reduction of $750 million to the allowance for loan losses due to lower estimated losses; the prior-year provision included a reduction of $2.0 billion to the allowance for loan losses.
For a more detailed discussion of the loan portfolio and the allowance for credit losses, see the segment discussions for RFS on pages 18–24, Card on pages 25–26, IB on pages 15–17 and CB on pages 27–28, and the Allowance for credit losses section on pages 70–72 of this Form 10-Q.

Noninterest expense
	Three months ended March 31,
(in millions)	2012	2011	Change
Compensation expense	$8,613	$8,263	4%
Noncompensation expense:
Occupancy	961	978	(2)
Technology, communications and equipment	1,271	1,200	6
Professional and outside services	1,795	1,735	3
Marketing	680	659	3
Other(a)	4,832	2,943	64
Amortization of intangibles	193	217	(11)
Total noncompensation expense	9,732	7,732	26
Total noninterest expense	$18,345	$15,995	15%

(a)	Included litigation expense of $2.7 billion and $1.1 billion for the three months ended March 31, 2012 and 2011, respectively.
Total noninterest expense for the first quarter of 2012 was $18.3 billion, up by $2.4 billion, or 15%, from the comparable quarter in 2011. The increase was driven predominantly by additional litigation expense.
Compensation expense increased from the prior year, due to investments in sales force and new branch builds in RFS, and increased headcount in AM, partially offset by lower compensation expense in IB.
The increase in noncompensation expense in the first quarter of 2012 primarily reflected $2.5 billion of additional litigation reserves, predominantly for mortgage-related matters, in Corporate, partially offset by lower expense for foreclosure-related matters in RFS. Other contributors to the increase included the impact of continued investments in the businesses and higher servicing expense (excluding foreclosure-related matters)
in RFS.

Income tax expense
(in millions, except rate)	Three months ended March 31,
	2012	2011
Income before income tax expense	$7,641	$8,057
Income tax expense	2,258	2,502
Effective tax rate	29.6%	31.1%
The decrease in the effective tax rate compared with the prior year was primarily the result of lower reported pretax income in combination with changes in the mix of income and expenses subject to U.S. federal, state and local taxes, and to increases in tax-exempt income and business tax credits. These factors were partially offset by the tax effect of the Washington Mutual bankruptcy settlement, which is discussed in Note 2 on pages 90–91 and in Note 23 on pages 154–163 of this Form 10-Q. The current and prior year periods include deferred tax benefits associated with state and local income taxes and tax benefits associated with the resolution of tax audits.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its consolidated financial statements using U.S. GAAP; these financial statements appear on pages 85–89 of this Form 10-Q. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s results and the results of the lines of business on a “managed” basis, which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the business segments) on a FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense. These adjustments have no impact on net income as reported by the Firm as a whole or by the lines of business.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended March 31,
	2012			2011
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,512	$534	$2,046	$574	$451	$1,025
Total noninterest revenue	15,046	534	15,580	13,316	451	13,767
Net interest income	11,666	171	11,837	11,905	119	12,024
Total net revenue	26,712	705	27,417	25,221	570	25,791
Pre-provision profit	8,367	705	9,072	9,226	570	9,796
Income before income tax expense	7,641	705	8,346	8,057	570	8,627
Income tax expense	$2,258	$705	$2,963	$2,502	$570	$3,072
Overhead ratio	69%	NM	67%	63%	NM	62%

(a)	Predominantly recognized in IB and CB business segments and Corporate/Private Equity.

Tangible common equity (“TCE”), ROTCE, tangible book value per share (“TBVS”), and Tier 1 common under Basel I and III rules are each non-GAAP financial measures. TCE represents the Firm’s common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less goodwill and identifiable intangible assets (other than MSRs), net of related deferred tax liabilities. ROTCE measures the Firm’s earnings as a percentage of TCE. TBVS represents the Firm's tangible common equity divided by period-end common shares. Tier 1 common under Basel I and III rules are used by management, along with other capital measures, to assess and monitor the Firm’s capital position. TCE, ROTCE, and TBVS are meaningful to the Firm, as well as analysts and investors, in assessing the Firm’s use of equity. For additional information on Tier 1 common under Basel I and III, see Regulatory capital on pages 42–45 of this Form 10-Q. In addition, all of the aforementioned measures are useful to the Firm, as well as analysts and investors, in facilitating comparisons with competitors.

Average tangible common equity
	Three months ended March 31,
(in millions)	2012	2011
Common stockholders’ equity	$177,711	$169,415
Less: Goodwill	48,218	48,846
Less: Certain identifiable intangible assets	3,137	3,928
Add: Deferred tax liabilities(a)	2,724	2,595
Tangible common equity	$129,080	$119,236

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

Core net interest income
In addition to reviewing JPMorgan Chase's net interest income on a managed basis, management also reviews core net interest income to assess the performance of its core lending, investing (including asset/liability management) and deposit-raising activities, excluding the impact of IB's market-based activities. The table below presents an analysis of core net interest income, core average interest-earning assets, and the core net interest yield on core average interest-earning assets, on a managed basis. Each of these amounts is a non-GAAP financial measure due to the exclusion of IB’s market-based net interest income and the related assets. Management believes the exclusion of IB’s market-based activities provides investors and analysts a more meaningful measure to analyze non-market related business trends of the Firm and can be used as a comparable measure to other financial institutions primarily focused on core lending, investing and deposit-raising activities.

Core net interest income data(a)
	Three months ended March 31,
(in millions, except rates)	2012	2011	Change
Net interest income – managed basis	$11,837	$12,024	(2)%
Impact of market-based net interest income	1,569	1,834	(14)
Core net interest income	$10,268	$10,190	1

Average interest-earning assets – managed basis	$1,821,513	$1,686,693	8
Impact of market-based earning assets	490,750	520,924	(6)
Core average interest-earning assets	$1,330,763	$1,165,769	14%
Net interest yield on interest-earning assets – managed basis	2.61%	2.89%
Net interest yield on market-based activity	1.29	1.43
Core net interest yield on core average interest-earning assets	3.10%	3.54%

(a)	Includes core lending, investing and deposit-raising activities on a managed basis, across RFS, Card, CB, TSS, AM and Corporate/Private Equity, as well as IB credit portfolio loans.

First quarter of 2012 compared with the first quarter of 2011
Core net interest income increased by $78 million to $10.3 billion, and core average interest-earning assets increased by $165.0 billion to $1,330.8 billion. The increases in net interest income and interest-earning assets were driven by higher levels of deposits with banks and other short-term investments due to wholesale and retail client deposit growth. The core net interest yield decreased by 44 basis points to 3.10%, driven by lower yields on loans and investment securities due to change in portfolio mix, and higher levels of deposits with banks and other short term investments.
Other financial measures
The Firm also discloses the allowance for loan losses to total retained loans, excluding residential real estate PCI loans. For a further discussion of this credit metric, see Allowance for Credit Losses on pages 70–72 of this Form 10-Q.

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
The business segments are determined based on the products and services provided, or the type of customer served, and reflect the manner in which financial information is currently evaluated by management. Results of the lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures, on pages 12–13 of this Form 10-Q.
Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives business segment results allocates income and expense using market-based methodologies. For a further discussion of those methodologies, see Business Segment Results – Description of business segment reporting methodology on pages 79–80 of JPMorgan Chase’s 2011 Annual Report. The Firm continues to assess the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.
Business segment capital allocation changes
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, economic risk measures and regulatory capital requirements. The amount of capital assigned to each business is referred to as equity. Effective January 1, 2012, the Firm revised the capital allocated to certain businesses, reflecting additional refinement of each segment’s estimated Basel III Tier 1 common capital requirements and balance sheet trends. For further information about these capital changes, see Line of business equity on page 45 of this Form 10-Q.

Segment Results – Managed Basis

The following table summarizes the business segment results for the periods indicated.

Three months ended March 31,	Total net revenue			Noninterest expense			Pre-provision profit/(loss)(b)
(in millions)	2012	2011	Change	2012	2011	Change	2012	2011	Change
Investment Bank(a)	$7,321	$8,233	(11)%	$4,738	$5,016	(6)%	$2,583	$3,217	(20)%
Retail Financial Services	7,649	5,466	40	5,009	4,900	2	2,640	566	366
Card Services & Auto	4,714	4,791	(2)	2,029	1,917	6	2,685	2,874	(7)
Commercial Banking	1,657	1,516	9	598	563	6	1,059	953	11
Treasury & Securities Services	2,014	1,840	9	1,473	1,377	7	541	463	17
Asset Management	2,370	2,406	(1)	1,729	1,660	4	641	746	(14)
Corporate/Private Equity(a)	1,692	1,539	10	2,769	562	393	(1,077)	977	NM
Total	$27,417	$25,791	6%	$18,345	$15,995	15%	$9,072	$9,796	(7)%

Three months ended March 31,	Provision for credit losses			Net income/(loss)
(in millions)	2012	2011	Change	2012	2011	Change
Investment Bank(a)	$(5)	$(429)	99%	$1,682	$2,370	(29)%
Retail Financial Services	(96)	1,199	NM	1,753	(399)	NM
Card Services & Auto	738	353	109	1,183	1,534	(23)
Commercial Banking	77	47	64	591	546	8
Treasury & Securities Services	2	4	(50)	351	316	11
Asset Management	19	5	280	386	466	(17)
Corporate/Private Equity(a)	(9)	(10)	10	(563)	722	NM
Total	$726	$1,169	(38)%	$5,383	$5,555	(3)%

(a)
Corporate/Private Equity includes an adjustment to offset IB’s inclusion of a credit allocation income/(expense) to TSS in total net revenue; TSS reports the credit allocation as a separate line item on its income statement (not within total net revenue).

(b)
Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.

INVESTMENT BANK
For a discussion of the business profile of IB, see pages 81-84 of JPMorgan Chase’s 2011 Annual Report and the Introduction on page 4 of this Form 10-Q.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2012	2011	Change
Revenue
Investment banking fees	$1,375	$1,779	(23)%
Principal transactions(a)	3,210	3,398	(6)
Asset management, administration and commissions	565	619	(9)
All other income(b)	268	380	(29)
Noninterest revenue	5,418	6,176	(12)
Net interest income	1,903	2,057	(7)
Total net revenue(c)	7,321	8,233	(11)

Provision for credit losses	(5)	(429)	99

Noninterest expense
Compensation expense	2,901	3,294	(12)
Noncompensation expense	1,837	1,722	7
Total noninterest expense	4,738	5,016	(6)
Income before income tax expense	2,588	3,646	(29)
Income tax expense	906	1,276	(29)
Net income	$1,682	$2,370	(29)%
Financial ratios
Return on common equity	17%	24%
Return on assets	0.86	1.18
Overhead ratio	65	61
Compensation expense as a percentage of total net revenue	40	40

(a)
Principal transactions included DVA related to derivatives and structured liabilities measured at fair value, DVA (losses) were $(907) million and $(46) million for the three months ended March 31, 2012 and 2011, respectively.

(b)
All other income included lending- and deposit-related fees. In addition, IB manages traditional credit exposures related to Global Corporate Bank (“GCB”) on behalf of IB and TSS, and IB and TSS share the economics related to the Firm’s GCB clients. IB recognizes this sharing agreement within all other income.

(c)
Total net revenue included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments as well as tax-exempt income from municipal bond investments of $509 million and $438 million for the three months ended March 31, 2012 and 2011, respectively.

The following table provides IB's total net revenue by business.

	Three months ended March 31,
(in millions)	2012	2011	Change
Revenue by business
Investment banking fees:
Advisory	$281	$429	(34)%
Equity underwriting	276	379	(27)
Debt underwriting	818	971	(16)
Total investment banking fees	1,375	1,779	(23)
Fixed income markets(a)	4,664	5,238	(11)
Equity markets(b)	1,294	1,406	(8)
Credit portfolio(c)(d)	(12)	(190)	94
Total net revenue	$7,321	$8,233	(11)

(a)
Fixed income markets primarily include revenue related to market-making across global fixed income markets, including foreign exchange, interest rate, credit and commodities markets. Includes DVA gains/(losses) of ($352) million and $95 million for the three months ended March 31, 2012 and 2011, respectively.

(b)
Equity markets primarily include revenue related to market-making across global equity products, including cash instruments, derivatives, convertibles and Prime Services. Includes DVA gains/(losses) of ($130) million and ($72) million for the three months ended March 31, 2012 and 2011, respectively.

(c)
Credit portfolio revenue includes net interest income, fees and loan sale activity, as well as gains or losses on securities received as part of a loan restructuring, for IB’s credit portfolio. Credit portfolio revenue also includes the results of risk management related to the Firm’s lending and derivative activities. Includes DVA gains/(losses) of ($425) million and ($69) million for the three months ended March 31, 2012 and 2011, respectively. See pages 58–59 of the Credit Risk Management section of this Form 10-Q for further discussion.

(d)
IB manages traditional credit exposures related to GCB on behalf of IB and TSS, and IB and TSS share the economics related to the Firm’s GCB clients. IB recognizes this sharing agreement within all other income.

Quarterly results
Net income was $1.7 billion, down 29% from the prior year. These results reflected lower net revenue and a lower benefit from the provision for credit losses, partially offset by lower noninterest expense. Net revenue was $7.3 billion, compared with $8.2 billion in the prior year, and included a $907 million loss from DVA, compared with a $46 million loss in the prior year. Excluding the impact of DVA, net revenue was $8.2 billion and net income was $2.2 billion.
Investment banking fees were $1.4 billion (down 23%), which consists of debt underwriting fees of $818 million (down 16%), equity underwriting fees of $276 million (down 27%), and advisory fees of $281 million (down 34%) primarily due to lower industry-wide volumes. Combined Fixed Income and Equity Markets revenue was $6.0 billion, down 10% from the prior year, and included DVA losses of $352 million in Fixed Income Markets and $130 million in Equity Markets. Excluding the impact of DVA, Fixed Income and Equity Markets combined revenue was $6.4 billion, down 3% from the prior year, with continued solid client revenue, and particularly strong results in rates-related and equity products. Credit Portfolio reported a loss of $12 million, and reflected DVA losses of $425 million, which more than offset net interest income and fees on retained loans, and credit valuation adjustment (“CVA”)gains net of hedges.
The provision for credit losses was a benefit of $5 million, compared with a benefit in the prior year of $429 million. The ratio of the allowance for loan losses to end-of-period loans retained was 2.06%, compared with 2.52% in the prior year.
Noninterest expense was $4.7 billion, down 6% from the prior year, driven by lower compensation expense. The ratio of compensation to net revenue was 35%, excluding DVA.
Return on equity was 17% (23%, excluding DVA) on $40.0 billion of average allocated capital.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2012	2011	Change
Selected balance sheet data (period-end)
Total assets	$812,959	$853,452	(5)%
Loans:
Loans retained(a)	67,213	52,712	28
Loans held-for-sale and loans at fair value	5,451	5,070	8
Total loans	72,664	57,782	26
Equity	40,000	40,000	—
Selected balance sheet data (average)
Total assets	$789,569	$815,828	(3)
Trading assets-debt and equity instruments	313,267	368,956	(15)
Trading assets-derivative receivables	76,225	67,462	13
Loans:
Loans retained(a)	66,710	53,370	25
Loans held-for-sale and loans at fair value	2,767	3,835	(28)
Total loans	69,477	57,205	21
Adjusted assets(b)	559,566	611,038	(8)
Equity	40,000	40,000	—

Headcount	25,707	26,494	(3)%

(a)	Loans retained included credit portfolio loans, leveraged leases and other held-for-investment loans.

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

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios)	2012	2011	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$(35)	$123	NM %
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	695	2,388	(71)
Nonaccrual loans held-for-sale and loans at fair value	182	259	(30)
Total nonaccrual loans	877	2,647	(67)
Derivative receivables(b)	317	180	76
Assets acquired in loan satisfactions	79	73	8
Total nonperforming assets	1,273	2,900	(56)
Allowance for credit losses:
Allowance for loan losses	1,386	1,330	4
Allowance for lending-related commitments	530	424	25
Total allowance for credit losses	1,916	1,754	9
Net charge-off/(recovery) rate(c)	(0.21)%	0.93%
Allowance for loan losses to period-end loans retained	2.06	2.52
Allowance for loan losses to nonaccrual loans retained(a)	199	56
Nonaccrual loans to period-end loans	1.21	4.58
Market risk-average trading and credit portfolio VaR – 95% confidence level
Trading activities:
Fixed income	$60	$49	22
Foreign exchange	11	11	—
Equities	17	29	(41)
Commodities and other	21	13	62
Diversification benefit to IB trading VaR(d)	(46)	(38)	(21)
Total trading VaR(e)	63	64	(2)
Credit portfolio VaR(f)	32	26	23
Diversification benefit to total other VaR(d)	(14)	(7)	(100)
Total trading and credit portfolio VaR	$81	$83	(2)%

(a)	Allowance for loan losses of $225 million and $567 million were held against these nonaccrual loans at March 31, 2012 and 2011, respectively.

(b)
Prior period amounts have been revised to include both defaulted derivatives and derivatives that have been risk rated as nonperforming; in prior periods only the amount of defaulted derivatives was reported.

(c)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

(d)
Average value-at-risk (“VaR”) was less than the sum of the VaR of the components described above, due to portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(e)
Trading VaR includes substantially all market-making and client-driven activities as well as certain risk management activities in IB, including the credit spread sensitivities of certain mortgage products and syndicated lending facilities that the Firm intends to distribute; however, particular risk parameters of certain products are not fully captured, for example, correlation risk. Trading VaR does not include the DVA on derivative and structured liabilities to reflect the credit quality of the Firm. See VaR discussion on pages 73–75 and the DVA sensitivity table on page 75 of this Form 10-Q for further details.

(f)
Credit portfolio VaR includes the derivative CVA, hedges of the CVA and the fair value of hedges of the retained loan portfolio, which are all reported in principal transactions revenue. This VaR does not include the retained loan portfolio, which is not reported at fair value.

Market shares and rankings(a)
	Three months ended March 31, 2012		Full-year 2011
	Market Share	Rankings	Market Share	Rankings
Global investment banking fees(b)	7.9%	#1	8.0%	#1
Debt, equity and equity-related
Global	7.2	1	6.7	1
U.S.	11.7	1	11.1	1
Syndicated loans
Global	9.0	2	10.9	1
U.S.	16.0	2	21.2	1
Long-term debt(c)
Global	7.1	1	6.7	1
U.S.	11.4	1	11.2	1
Equity and equity-related
Global(d)	8.6	3	6.8	3
U.S.	11.3	3	12.5	1
Announced M&A(e)
Global	22.3	1	18.5	2
U.S.	21.7	1	27.1	2

(a)
Source: Dealogic. Global Investment Banking fees reflects ranking of fees and market share. Remainder of rankings reflects transaction volume rank and market share. Global announced M&A is based on transaction value at announcement; because of joint M&A assignments, M&A market share of all participants will add up to more than 100%. All other transaction volume-based rankings are based on proceeds, with full credit to each book manager/equal if joint.

(b)	Global Investment Banking fees rankings exclude money market, short-term debt and shelf deals.

(c)
Long-term debt rankings include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities (“ABS”) and mortgage-backed securities; and exclude money market, short-term debt, and U.S. municipal securities.

(d)	Global Equity and equity-related ranking includes rights offerings and Chinese A-Shares.

(e)	Announced M&A reflects the removal of any withdrawn transactions. U.S. announced M&A represents any U.S. involvement ranking.
According to Dealogic, the Firm was ranked #1 in Global Investment Banking Fees generated during the first three months of 2012, based on revenue; #1 in Global Debt, Equity and Equity-related; #1 in Global Long-Term Debt; #2 in Global Syndicated Loans; #3 in Global Equity and Equity-related; and #1 in Global Announced M&A, based on volume.

International metrics	Three months ended March 31,
(in millions)	2012	2011	Change
Total net revenue(a)
Europe/Middle East/Africa	$2,400	$2,592	(7)%
Asia/Pacific	758	1,122	(32)
Latin America/Caribbean	339	327	4
North America	3,824	4,192	(9)
Total net revenue	$7,321	$8,233	(11)
Loans retained (period-end)(b)
Europe/Middle East/Africa	$16,358	$14,059	16
Asia/Pacific	7,969	5,472	46
Latin America/Caribbean	3,764	2,190	72
North America	39,122	30,991	26
Total loans	$67,213	$52,712	28%

(a)	Regional revenue is based primarily on the domicile of the client and/or location of the trading desk.

(b)	Includes retained loans based on the domicile of the customer.

RETAIL FINANCIAL SERVICES
For a discussion of the business profile of RFS, see pages 85-93 of JPMorgan Chase’s 2011 Annual Report and the Introduction on page 4 of this Form 10-Q.

Selected income statement data
Three months ended March 31,
(in millions, except ratios)	2012	2011	Change
Revenue
Lending- and deposit-related fees	$748	$736	2%
Asset management, administration and commissions	527	485	9
Mortgage fees and related income	2,008	(489)	NM
Credit card income	315	537	(41)
Other income	126	111	14
Noninterest revenue	3,724	1,380	170
Net interest income	3,925	4,086	(4)
Total net revenue	7,649	5,466	40

Provision for credit losses	(96)	1,199	NM

Noninterest expense
Compensation expense	2,305	1,876	23
Noncompensation expense	2,653	2,964	(10)
Amortization of intangibles	51	60	(15)
Total noninterest expense	5,009	4,900	2
Income/(loss) before income tax expense/(benefit)	2,736	(633)	NM
Income tax expense/(benefit)	983	(234)	NM
Net income/(loss)	$1,753	$(399)	NM
Financial ratios
Return on common equity	27%	(6)%
Overhead ratio	65	90
Overhead ratio excluding core deposit intangibles(a)	65	89

(a)
RFS uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excluded Consumer & Business Banking’s CDI amortization expense related to prior business combination transactions of $51 million and $60 million for the three months ended March 31, 2012 and 2011, respectively.

Quarterly results
Retail Financial Services reported net income of $1.8 billion, compared with a net loss of $399 million in the prior year.
Net revenue was $7.6 billion, an increase of $2.2 billion, or 40%, compared with the prior year. Net interest income was $3.9 billion, down by $161 million, or 4%, largely reflecting lower loan balances due to portfolio runoff. Noninterest revenue was $3.7 billion, an increase of $2.3 billion, driven by higher mortgage fees and related income, partially offset by lower debit card revenue.
The provision for credit losses was a benefit of $96 million compared with provision expense of $1.2 billion in the prior year. The current-quarter provision reflected lower net charge-offs and a $1.0 billion reduction in the allowance for loan losses, due to lower estimated losses as mortgage delinquency trends improved. The prior-year provision for credit losses reflected higher net charge-offs. See Consumer Credit Portfolio on pages 60–69 of this Form 10-Q for the net charge-off amounts and rates.
Noninterest expense was $5.0 billion, an increase of $109 million, or 2%, from the prior year.

Selected metrics
As of or for the three months ended March 31,
(in millions, except headcount and ratios)	2012	2011	Change
Selected balance sheet data (period-end)
Total assets	$269,442	$289,336	(7)%
Loans:
Loans retained	227,491	247,128	(8)
Loans held-for-sale and loans at fair value(a)	12,496	12,234	2
Total loans	239,987	259,362	(7)
Deposits	413,901	379,605	9
Equity	26,500	25,000	6
Selected balance sheet data (average)
Total assets	$271,973	$297,938	(9)
Loans:
Loans retained	230,170	250,443	(8)
Loans held-for-sale and loans at fair value(a)	15,621	17,519	(11)
Total loans	245,791	267,962	(8)
Deposits	399,561	371,787	7
Equity	26,500	25,000	6

Headcount	134,321	118,547	13

(a)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets.

As of or for the three months ended March 31,
(in millions, except ratios)	2012	2011	Change
Credit data and quality statistics
Net charge-offs	$904	$1,199	(25)%
Nonaccrual loans:
Nonaccrual loans retained	8,191	8,278	(1)
Nonaccrual loans held-for-sale and loans at fair value	101	150	(33)
Total nonaccrual loans (a)(b)(c)(d)	8,292	8,428	(2)
Nonperforming assets(a)(b)(c)(d)	9,109	9,632	(5)
Allowance for loan losses	14,247	15,554	(8)
Net charge-off rate(e)	1.58%	1.94%
Net charge-off rate excluding PCI loans(e)	2.20	2.72
Allowance for loan losses to ending loans retained	6.26	6.29
Allowance for loan losses to ending loans retained excluding PCI loans(f)	5.22	6.02
Allowance for loan losses to nonaccrual loans retained(a)(d)(f)	104	128
Nonaccrual loans to total loans(d)	3.46	3.25
Nonaccrual loans to total loans excluding PCI loans(a)(d)	4.71	4.47

(a)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(b)	Certain of these loans are classified as trading assets on the Consolidated Balance Sheets.

(c)
At March 31, 2012 and 2011, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $11.8 billion and $8.8 billion, respectively, that are 90 or more days past due; and (2) real estate owned insured by U.S. government agencies of $1.2 billion and $2.3 billion, respectively. These amounts were excluded from nonaccrual loans as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 13 on pages 118–135 of this Form 10-Q, which summarizes loan delinquency information.

(d)
For more information on the new reporting of performing junior liens that are subordinate to senior liens that are 90 days or more past due based on new regulatory guidance issued in the first quarter of 2012, see Consumer Credit Portfolio on pages 60-69 of this Form 10-Q.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the net charge-off rate.

(f)	An allowance for loan losses of $5.7 billion and $4.9 billion was recorded for PCI loans at March 31, 2012 and 2011, respectively; these amounts were also excluded from the applicable ratios.

Consumer & Business Banking

Selected income statement data
Three months ended March 31,
(in millions, except ratios)	2012	2011	Change
Noninterest revenue	$1,585	$1,757	(10)%
Net interest income	2,675	2,659	1
Total net revenue	4,260	4,416	(4)

Provision for credit losses	96	119	(19)

Noninterest expense	2,866	2,799	2
Income before income tax expense	1,298	1,498	(13)
Net income	$774	$893	(13)
Overhead ratio	67%	63%
Overhead ratio excluding core deposit intangibles(a)	66	62

(a)
Consumer & Business Banking uses the overhead ratio (excluding the amortization of CDI), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. See footnote (a) to the selected income statement data table on page 18 of this Form 10-Q for further details.

Quarterly results
Consumer & Business Banking reported net income of $774 million, a decrease of $119 million, or 13%, compared with the prior year.
Net revenue was $4.3 billion, down 4% from the prior year. Net interest income was $2.7 billion, relatively flat compared with the prior year, driven by the effect of higher deposit balances, predominantly offset by the impact of lower deposit spreads. Noninterest revenue was $1.6 billion, a decrease of 10%, driven by lower debit card revenue, reflecting the impact of the Durbin Amendment.
The provision for credit losses was $96 million, compared with $119 million in the prior year. Net charge-offs were $96 million, compared with $119 million in the prior year.
Noninterest expense was $2.9 billion, up 2% from the prior year, due to investments in sales force and new branch builds.

Selected metrics
As of or for the three months ended March 31, (in millions, except ratios and where otherwise noted)
	2012	2011	Change
Business metrics
Business banking origination volume	$1,540	$1,425	8%
End-of-period loans	17,822	16,957	5
End-of-period deposits:
Checking	159,075	137,463	16
Savings	200,662	180,345	11
Time and other	35,642	44,001	(19)
Total end-of-period deposits	395,379	361,809	9
Average loans	17,667	16,886	5
Average deposits:
Checking	147,455	131,954	12
Savings	197,199	175,133	13
Time and other	36,121	45,035	(20)
Total average deposits	380,775	352,122	8
Deposit margin	2.68%	2.88%
Average assets	$30,857	$29,409	5
Credit data and quality statistics
Net charge-offs	$96	$119	(19)
Net charge-off rate	2.19%	2.86%
Allowance for loan losses	$798	$875	(9)
Nonperforming assets	$663	$822	(19)
Retail branch business metrics
Investment sales volume	$6,598	$6,584	—
Client investment assets	147,083	138,150	6
% managed accounts	26%	22%
Number of:
Branches	5,541	5,292	5
Chase Private Client branch locations	366	16	NM
ATMs	17,654	16,265	9
Personal bankers	24,198	21,894	11
Sales specialists	6,110	5,039	21
Client advisors	3,131	3,051	3
Active online customers (in thousands)	17,915	17,339	3
Active mobile customers (in thousands)	8,570	6,025	42
Chase Private Clients	32,857	4,829	NM
Checking accounts (in thousands)	27,034	26,622	2

Mortgage Production and Servicing

Selected income statement data
Three months ended March 31,
(in millions, except ratios)	2012	2011	Change
Mortgage fees and related income	$2,008	$(489)	NM%
Other noninterest revenue	123	104	18
Net interest income	177	271	(35)
Total net revenue	2,308	(114)	NM

Provision for credit losses	—	4	NM

Noninterest expense	1,724	1,746	(1)
Income/(loss) before income tax expense/(benefit)	584	(1,864)	NM
Net income/(loss)	$461	$(1,130)	NM
Overhead ratio	75%	NM

Functional results
Production
Production revenue	$1,432	$679	111
Production-related net interest & other income	187	218	(14)
Production-related revenue, excluding repurchase losses	1,619	897	80
Production expense	573	424	35
Income, excluding repurchase losses	1,046	473	121
Repurchase losses	(302)	(420)	28
Income before income tax expense	744	53	NM
Servicing
Loan servicing revenue	1,039	1,052	(1)
Servicing-related net interest & other income	112	156	(28)
Servicing-related revenue	1,151	1,208	(5)
MSR asset modeled amortization	(351)	(563)	38
Default servicing expense(a)	890	1,078	(17)
Core servicing expense(a)	261	248	5
Income/(loss), excluding MSR risk management	(351)	(681)	48
MSR risk management, including related net interest income/(expense)	191	(1,236)	NM
Income/(loss) before income tax expense/(benefit)	(160)	(1,917)	92
Net income/(loss)	$461	$(1,130)	NM

(a)
Default and core servicing expense includes an aggregate of approximately $200 million and $650 million for foreclosure-related matters for the three months ended March 31, 2012 and 2011, respectively.

Selected income statement data
Three months ended March 31,
(in millions)	2012	2011	Change
Supplemental mortgage fees and related income details
Net production revenue:
Production revenue	$1,432	$679	111%
Repurchase losses	(302)	(420)	28
Net production revenue	1,130	259	336
Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	1,039	1,052	(1)
Changes in MSR asset fair value due to modeled amortization	(351)	(563)	38
Total operating revenue	688	489	41
Risk management:
Changes in MSR asset fair value due to inputs or assumptions in model	596	(751)	NM
Derivative valuation adjustments and other	(406)	(486)	16
Total risk management	190	(1,237)	NM
Total net mortgage servicing revenue	878	(748)	NM
Mortgage fees and related income	$2,008	$(489)	NM

Quarterly results
Mortgage Production and Servicing reported net income of $461 million, compared with a net loss of $1.1 billion in the prior year.
Mortgage production-related revenue, excluding repurchase losses, was $1.6 billion, an increase of $722 million, or 80%, from the prior year, reflecting wider margins, driven by market conditions and product mix, and higher volumes, due to a favorable refinancing environment, including the impact of the Home Affordable Refinance Programs (“HARP”). Production expense was $573 million, an increase of $149 million, or 35%, reflecting higher volumes and a strategic shift to the Retail channel, including branches, where origination costs and margins are traditionally higher. Repurchase losses were $302 million, compared with repurchase losses of $420 million in the prior year. Mortgage production reported pretax income of $744 million, an increase of $691 million from the prior year.
Mortgage servicing-related revenue was $1.2 billion, a decline of 5% from the prior year, as a result of a decline in third-party loans serviced. MSR asset amortization was $351 million, compared with $563 million in the prior year; this reflected reduced amortization as a result of a lower MSR asset value. Servicing expense was $1.2 billion, a decrease of $175 million, or 13%, from the prior year. Foreclosure-related matters, including adjustments for the global settlement with federal and state agencies, resulted in approximately $200 million of additional servicing expense. The prior-year servicing expense included approximately $650 million related to foreclosure-related matters. MSR risk management income was $191 million, compared with a loss of $1.2 billion in the prior year. The prior year MSR risk management loss included a $1.1 billion decrease in the fair value of the MSR asset for the estimated impact of increased servicing costs. Mortgage servicing reported a pretax loss of $160 million, compared with a pretax loss of $1.9 billion in the prior year. See Note 16 on pages 144–146 of this Form 10-Q for further information regarding changes in value of the MSR asset and related hedges.

Selected metrics
As of or for the three months ended March 31,
(in millions, except ratios and where otherwise noted)	2012	2011	Change
Selected balance sheet data
End-of-period loans:
Prime mortgage, including option ARMs(a)	$17,268	$14,147	22%
Loans held-for-sale and loans at fair value(b)	12,496	12,234	2
Average loans:
Prime mortgage, including option ARMs(a)	17,238	14,037	23
Loans held-for-sale and loans at fair value(b)	15,621	17,519	(11)
Average assets	58,862	61,354	(4)
Repurchase reserve (ending)	3,213	3,205	—

(a)
Predominantly represents prime loans repurchased from Government National Mortgage Association (“Ginnie Mae”) pools, which are insured by U.S. government agencies. See further discussion of loans repurchased from Ginnie Mae pools in Mortgage repurchase liability on pages 38–41 of this Form 10-Q.

(b)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets.

Selected metrics
As of or for the three months ended March 31,
(in millions, except ratios and where otherwise noted)	2012	2011	Change
Credit data and quality statistics
Net charge-offs:
Prime mortgage, including option ARMs	$—	$4	NM %
Net charge-off rate:
Prime mortgage, including option ARMs	—%	0.12%
30+ day delinquency rate(a)	3.01	3.21
Nonperforming assets(b)	$708	$658	8
Business metrics (in billions)
Origination volume by channel
Retail	$23.4	$21.0	11
Wholesale(c)	—	0.2	NM
Correspondent(c)	14.2	13.5	5
CNT (negotiated transactions)	0.8	1.5	(47)
Total origination volume	$38.4	$36.2	6
Application volume by channel
Retail	$40.0	$31.3	28
Wholesale(c)	0.2	0.3	(33)
Correspondent(c)	19.7	13.6	45
Total application volume	$59.9	$45.2	33
Third-party mortgage loans serviced (ending)	$884.2	$955.0	(7)
Third-party mortgage loans serviced (average)	892.6	958.7	(7)
MSR net carrying value (ending)	8.0	13.1	(39)
Ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending)	0.90%	1.37%
Ratio of loan servicing revenue to third-party mortgage loans serviced (average)	0.47	0.45
MSR revenue multiple(d)	1.91x	3.04x

(a)
At March 31, 2012 and 2011, excluded mortgage loans insured by U.S. government agencies of $12.7 billion and $9.5 billion, respectively, that are 30 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 13 on pages 118–135 of this Form 10-Q which summarizes loan delinquency information.

(b)
At March 31, 2012 and 2011, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $11.8 billion and $8.8 billion, respectively, that are 90 or more days past due; and (2) real estate owned insured by U.S. government agencies of $1.2 billion and $2.3 billion, respectively. These amounts were excluded from nonaccrual loans as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 13 on pages 118–135 of this Form 10-Q which summarizes loan delinquency information.

(c)
Includes rural housing loans sourced through brokers and correspondents, which are underwritten and closed with pre-funding loan approval from the U.S. Department of Agriculture Rural Development, which acts as the guarantor in the transaction.

(d)	Represents the ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending) divided by the ratio of loan servicing revenue to third-party mortgage loans serviced (average).

Real Estate Portfolios

Selected income statement data
Three months ended March 31, (in millions, except ratios)	2012	2011	Change
Noninterest revenue	$8	$8	—%
Net interest income	1,073	1,156	(7)
Total net revenue	1,081	1,164	(7)

Provision for credit losses	(192)	1,076	NM

Noninterest expense	419	355	18
Income/(loss) before income tax expense/(benefit)	854	(267)	NM
Net income/(loss)	$518	$(162)	NM
Overhead ratio	39%	30%

Quarterly results
Real Estate Portfolios reported net income of $518 million, compared with a net loss of $162 million in the prior year. The increase was driven by a benefit from the provision for credit losses, reflecting an improvement in credit trends.
Net revenue was $1.1 billion, down by $83 million, or 7%, from the prior year. The decrease was driven by a decline in net interest income, resulting from lower loan balances due to portfolio runoff.
The provision for credit losses reflected a benefit of $192 million, compared with provision expense of $1.1 billion in the prior year. The current-quarter provision benefit reflected lower charge-offs as compared with the prior year and a $1.0 billion reduction of the allowance for loan losses due to lower estimated losses as delinquency trends improved. See Consumer Credit Portfolio on pages 60–69 of this Form 10-Q for the net charge-off amounts and rates.
Nonaccrual loans were $7.0 billion at both March 31, 2012 and 2011. Based upon regulatory guidance issued in the first quarter of 2012, the Firm began reporting performing junior liens that are subordinate to senior liens that are 90 days or more past due as nonaccrual loans. For more information on the new reporting of performing junior liens that are subordinate to senior liens that are 90 days or more past due based on the new regulatory guidance, see Consumer Credit Portfolio on pages 60–69 of this
Form 10-Q.
Noninterest expense was $419 million, up by $64 million, or 18%, from the prior year due to an increase in servicing costs.

PCI Loans
Included within Real Estate Portfolios are PCI loans that the Firm acquired in the Washington Mutual transaction. For PCI loans, the excess of the undiscounted gross cash flows expected to be collected over the carrying value of the loans (the “accretable yield”) is accreted into interest income at a level rate of return over the expected life of the loans.
The net spread between the PCI loans and the related liabilities are expected to be relatively constant over time, except for any basis risk or other residual interest rate risk that remains and for certain changes in the accretable yield percentage (e.g., from extended loan liquidation periods and from prepayments). As of March 31, 2012, the remaining weighted-average life of the PCI loan portfolio is expected to be 7.9 years. The loan balances are expected to decline more rapidly over the next three to four years as the most troubled loans are liquidated, and more slowly thereafter as the remaining troubled borrowers have limited refinancing opportunities. Similarly, default and servicing expense are expected to be higher in the earlier years and decline over time as liquidations slow down.
To date the impact of the PCI loans on Real Estate Portfolios’ net income has been negative. This is due to the current net spread of the portfolio, the provision for loan losses recognized subsequent to its acquisition, and the higher level of default and servicing expense associated with the portfolio. Over time, the Firm expects that this portfolio will contribute positively to net income.
For further information, see Note 13, PCI loans, on pages 132–133 of this Form 10-Q.

Selected metrics
As of or for the three months ended March 31,(in millions)	2012	2011	Change
Loans excluding PCI
End-of-period loans owned:
Home equity	$75,207	$85,253	(12)%
Prime mortgage, including option ARMs	43,152	48,552	(11)
Subprime mortgage	9,289	10,841	(14)
Other	692	801	(14)
Total end-of-period loans owned	$128,340	$145,447	(12)
Average loans owned:
Home equity	$76,600	$86,907	(12)
Prime mortgage, including option ARMs	43,701	49,273	(11)
Subprime mortgage	9,485	11,086	(14)
Other	707	829	(15)
Total average loans owned	$130,493	$148,095	(12)
PCI loans
End-of-period loans owned:
Home equity	$22,305	$23,973	(7)
Prime mortgage	14,781	16,725	(12)
Subprime mortgage	4,870	5,276	(8)
Option ARMs	22,105	24,791	(11)
Total end-of-period loans owned	$64,061	$70,765	(9)
Average loans owned:
Home equity	$22,488	$24,170	(7)
Prime mortgage	14,975	16,974	(12)
Subprime mortgage	4,914	5,301	(7)
Option ARMs	22,395	25,113	(11)
Total average loans owned	$64,772	$71,558	(9)
Total Real Estate Portfolios
End-of-period loans owned:
Home equity	$97,512	$109,226	(11)
Prime mortgage, including option ARMs	80,038	90,068	(11)
Subprime mortgage	14,159	16,117	(12)
Other	692	801	(14)
Total end-of-period loans owned	$192,401	$216,212	(11)
Average loans owned:
Home equity	$99,088	$111,077	(11)
Prime mortgage, including option ARMs	81,071	91,360	(11)
Subprime mortgage	14,399	16,387	(12)
Other	707	829	(15)
Total average loans owned	$195,265	$219,653	(11)
Average assets	$182,254	$207,175	(12)
Home equity origination volume	312	249	25

Credit data and quality statistics
As of or for the three months ended March 31, (in millions, except ratios)	2012	2011	Change
Net charge-offs excluding PCI loans:
Home equity	$542	$720	(25)%
Prime mortgage, including option ARMs	131	161	(19)
Subprime mortgage	130	186	(30)
Other	5	9	(44)
Total net charge-offs	$808	$1,076	(25)
Net charge-off rate excluding PCI loans:
Home equity	2.85%	3.36%
Prime mortgage, including option ARMs	1.21	1.32
Subprime mortgage	5.51	6.80
Other	2.84	4.56
Total net charge-off rate excluding PCI loans	2.49	2.95
Net charge-off rate – reported:
Home equity	2.20%	2.63%
Prime mortgage, including option ARMs	0.65	0.71
Subprime mortgage	3.63	4.60
Other	2.84	4.56
Total net charge-off rate – reported	1.66	1.99
30+ day delinquency rate excluding PCI loans(a)	5.32%	6.22%
Allowance for loan losses	$13,429	$14,659	(8)
Nonperforming assets(b)(c)	7,738	8,152	(5)
Allowance for loan losses to ending loans retained	6.98%	6.78%
Allowance for loan losses to ending loans retained excluding PCI loans	6.01	6.68

(a)	The delinquency rate for PCI loans was 21.72% and 27.36% at March 31, 2012 and 2011, respectively.

(b)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(c)
For more information on the new reporting of performing junior liens that are subordinate to senior liens that are 90 days or more past due based on new regulatory guidance issued in the first quarter of 2012, see Consumer Credit Portfolio on pages 60-69 of this Form 10-Q.

CARD SERVICES & AUTO
For a discussion of the business profile of Card, see pages 94–97 of JPMorgan Chase’s 2011 Annual Report and the Introduction on page 4 of this Form 10–Q.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2012	2011	Change
Revenue
Credit card income	$948	$898	6%
All other income	303	149	103
Noninterest revenue	1,251	1,047	19
Net interest income	3,463	3,744	(8)
Total net revenue	4,714	4,791	(2)

Provision for credit losses	738	353	109

Noninterest expense
Compensation expense	486	459	6
Noncompensation expense	1,447	1,352	7
Amortization of intangibles	96	106	(9)
Total noninterest expense	2,029	1,917	6
Income before income tax expense	1,947	2,521	(23)
Income tax expense	764	987	(23)
Net income	$1,183	$1,534	(23)
Financial ratios
Return on common equity	29%	39%
Overhead ratio	43	40

Quarterly Results
Net income was $1.2 billion, a decrease of $351 million, or 23%, compared with the prior year. The decrease reflected a higher provision for credit losses, driven by a lower reduction in the allowance for loan losses compared with the prior year.
Net revenue was $4.7 billion, a decrease of $77 million, or 2%, from the prior year. Net interest income was $3.5 billion, down $281 million, or 8%, from the prior year. The decrease was driven by lower average loan balances and narrower loan spreads, partially offset by lower revenue reversals associated with lower net charge-offs. Noninterest revenue was $1.3 billion, an increase of $204 million, or 19%, from the prior year. The increase was driven by lower partner revenue-sharing, reflecting the impact of the Kohl’s portfolio sale on April 1, 2011, and higher net interchange income, partially offset by lower revenue from fee-based products.
The provision for credit losses was $738 million, compared with $353 million in the prior year. The current-quarter provision reflected lower net charge-offs and a reduction of $750 million to the allowance for loan losses due to lower estimated losses. The prior-year provision included a reduction of $2.0 billion to the allowance for loan losses. The Credit Card net charge-off rate1 was 4.37%, down from 6.81% in the prior year; and the 30+ day delinquency rate1 was 2.55%, down from 3.55% in the prior year. The Auto net charge-off rate was 0.28%, down from 0.40% in the prior year.

Noninterest expense was $2.0 billion, an increase of $112 million, or 6%, from the prior year, primarily due to an expense related to a non-core product that is being exited.

1 Includes loans held-for-sale, which are non-GAAP financial measures. Management uses this as an additional measure to assess the performance of the portfolio.

Selected metrics	As of or for the three months ended March 31,
(in millions, except headcount and ratios)	2012	2011	Change
Selected balance sheet data (period-end)
Total assets	$199,579	$201,179	(1)%
Loans:
Credit Card	125,331	128,803	(3)
Auto	48,245	47,411	2
Student	13,162	14,288	(8)
Total loans	$186,738	$190,502	(2)
Equity	$16,500	$16,000	3
Selected balance sheet data (average)
Total assets	$199,449	$204,441	(2)
Loans:
Credit Card	127,616	132,537	(4)
Auto	47,704	47,690	—
Student	13,348	14,410	(7)
Total loans	$188,668	$194,637	(3)
Equity	$16,500	$16,000	3
Headcount	27,862	26,777	4
Credit data and quality statistics
Net charge-offs:
Credit Card	$1,386	$2,226	(38)
Auto	33	47	(30)
Student	69	80	(14)
Total net charge-offs	$1,488	$2,353	(37)
Net charge-off rate:
Credit Card(a)	4.40%	6.97%
Auto	0.28	0.40
Student	2.08	2.25
Total net charge-off rate	3.19	4.98

Selected metrics	As of or for the three months ended March 31,
(in millions, except ratios and where otherwise noted)	2012	2011	Change
Delinquency rates
30+ day delinquency rate:
Credit Card(b)	2.56%	3.57%
Auto	0.79	0.97
Student(c)	2.06	2.01
Total 30+ day delinquency rate	2.07	2.79
90+ day delinquency rate – Credit Card(b)	1.37	1.93
Nonperforming assets(d)	$242	$275	(12)%
Allowance for loan losses:
Credit Card	$6,251	$9,041	(31)
Auto and Student	1,010	899	12
Total allowance for loan losses	$7,261	$9,940	(27)
Allowance for loan losses to period-end loans:
Credit Card(b)	5.02%	7.24%
Auto and Student	1.64	1.46
Total allowance for loan losses to period-end loans	3.91	5.33
Business metrics
Credit Card, excluding Commercial Card
Sales volume (in billions)	$86.9	$77.5	12
New accounts opened	1.7	2.6	(35)
Open accounts(e)	64.2	91.9	(30)
Merchant Services
Bank card volume (in billions)	$152.8	$125.7	22
Total transactions (in billions)	6.8	5.6	21
Auto and Student
Origination volume (in billions)
Auto	$5.8	$4.8	21
Student	0.1	0.1	—

(a)
Average credit card loans include loans held-for-sale of $821 million and $3.0 billion for the three months ended March 31, 2012 and 2011, respectively. These amounts are excluded when calculating the net charge-off rate.

(b)
Period-end credit card loans include loans held-for-sale of $856 million and $4.0 billion at March 31, 2012 and 2011, respectively. No allowance for loan losses was recorded for these loans. These amounts are excluded when calculating delinquency rates and the allowance for loan losses to period-end loans.

(c)
Excludes student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) of $1.0 billion at both March 31, 2012 and 2011, that are 30 or more days past due. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(d)
Nonperforming assets exclude student loans insured by U.S. government agencies under the FFELP of $586 million and $615 million at March 31, 2012 and 2011, respectively, that are 90 or more days past due. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(e)	The reduction reflects the impact of portfolio sales.

Card Services supplemental information
	Three months ended March 31,
(in millions)	2012	2011	Change
Noninterest revenue	$949	$782	21%
Net interest income	2,928	3,200	(9)
Total net revenue	3,877	3,982	(3)

Provision for credit losses	636	226	181

Total noninterest expense	1,636	1,555	5
Income before income tax expense	1,605	2,201	(27)
Net income	$979	$1,343	(27)

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 98–100 of JPMorgan Chase’s 2011 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2012	2011	Change
Revenue
Lending- and deposit-related fees	$276	$264	5%
Asset management, administration and commissions	36	35	3
All other income(a)	245	203	21
Noninterest revenue	557	502	11
Net interest income	1,100	1,014	8
Total net revenue(b)	1,657	1,516	9
Provision for credit losses	77	47	64
Noninterest expense
Compensation expense	246	223	10
Noncompensation expense	345	332	4
Amortization of intangibles	7	8	(13)
Total noninterest expense	598	563	6
Income before income tax expense	982	906	8
Income tax expense	391	360	9
Net income	$591	$546	8
Revenue by product
Lending	$892	$837	7
Treasury services	602	542	11
Investment banking	120	110	9
Other	43	27	59
Total Commercial Banking revenue	$1,657	$1,516	9

IB revenue, gross(c)	$339	$309	10

Revenue by client segment
Middle Market Banking	$825	$755	9
Commercial Term Lending	293	286	2
Corporate Client Banking	337	290	16
Real Estate Banking	105	88	19
Other	97	97	—
Total Commercial Banking revenue	$1,657	$1,516	9
Financial ratios
Return on common equity	25%	28%
Overhead ratio	36	37

(a)	CB client revenue from investment banking products and commercial card transactions is included in all other income.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income from municipal bond activity, totaling $94 million and $65 million for the three months ended March 31, 2012 and 2011, respectively.

(c)	Represents the total revenue related to investment banking products sold to CB clients.

Quarterly results
Net income was $591 million, an increase of $45 million, or 8%, from the prior year. The improvement was driven by an increase in net revenue, partially offset by higher expense and an increase in the provision for credit losses.
Net revenue was a record $1.7 billion, an increase of $141 million, or 9%, from the prior year. Net interest income was $1.1 billion, up by $86 million, or 8%, driven by growth in liability and loan balances, largely offset by spread compression on liability and loan products. Noninterest revenue was $557 million, up by $55 million or 11%, compared with the prior year, driven by increased deposit-and lending-related fees, higher investment banking revenue, increased community development investment-related revenue, and higher other revenue.
Revenue from Middle Market Banking was $825 million, an increase of $70 million, or 9%, from the prior year. Revenue from Commercial Term Lending was $293 million, an increase of $7 million, or 2%, compared with the prior year. Revenue from Corporate Client Banking was $337 million, an increase of $47 million, or 16% from the prior year. Revenue from Real Estate Banking was $105 million, an increase of $17 million, or 19% from the prior year.
The provision for credit losses was $77 million, compared with $47 million in the prior year. Net charge-offs were $12 million (0.04% net charge-off rate) compared with net charge-offs of $31 million (0.13% net charge-off rate) in the prior year. The allowance for loan losses to end-of-period loans retained was 2.32%, down from 2.59% in the prior year. Nonaccrual loans were $1.0 billion, down by $951 million, or 49% from the prior year, as a result of commercial real estate repayments and loans sales.
Noninterest expense was $598 million, an increase of $35 million, or 6% from the prior year, primarily reflecting higher headcount-related expense.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount and ratios)	2012	2011	Change
Selected balance sheet data (period-end)
Total assets	$161,741	$140,706	15%
Loans:
Loans retained	114,969	99,334	16
Loans held-for-sale and loans at fair value	878	835	5
Total loans	$115,847	$100,169	16
Equity	9,500	8,000	19

Period-end loans by client segment
Middle Market Banking	$46,040	$38,618	19
Commercial Term Lending	39,314	37,677	4
Corporate Client Banking	17,670	12,705	39
Real Estate Banking	8,763	7,535	16
Other	4,060	3,634	12
Total Commercial Banking loans	$115,847	$100,169	16

Selected balance sheet data (average)
Total assets	$161,074	$140,400	15
Loans:
Loans retained	112,879	98,829	14
Loans held-for-sale and loans at fair value	881	756	17
Total loans	$113,760	$99,585	14
Liability balances	200,178	156,200	28
Equity	9,500	8,000	19
Average loans by client segment
Middle Market Banking	$45,047	$38,207	18
Commercial Term Lending	38,848	37,810	3
Corporate Client Banking	17,514	12,374	42
Real Estate Banking	8,341	7,607	10
Other	4,010	3,587	12
Total Commercial Banking loans	$113,760	$99,585	14

Headcount	5,612	4,941	14

	As of or for the three months ended March 31,
(in millions, except headcount and ratios)	2012	2011	Change
Credit data and quality statistics
Net charge-offs	$12	$31	(61)%
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	972	1,925	(50)
Nonaccrual loans held-for-sale and loans held at fair value	32	30	7
Total nonaccrual loans	1,004	1,955	(49)
Assets acquired in loan satisfactions	60	179	(66)
Total nonperforming assets	1,064	2,134	(50)
Allowance for credit losses:
Allowance for loan losses	2,662	2,577	3
Allowance for lending-related commitments	194	206	(6)
Total allowance for credit losses	2,856	2,783	3
Net charge-off rate(b)	0.04%	0.13%
Allowance for loan losses to period-end loans retained	2.32	2.59
Allowance for loan losses to nonaccrual loans retained(a)	274	134
Nonaccrual loans to total period-end loans	0.87	1.95

(a)	Allowance for loan losses of $163 million and $360 million was held against nonaccrual loans retained at March 31, 2012 and 2011, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off rate.

TREASURY & SECURITIES SERVICES
For a discussion of the business profile of TSS, see pages 101–103 of JPMorgan Chase’s 2011 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
Three months ended March 31, (in millions, except ratio data)	2012	2011	Change
Revenue
Lending- and deposit-related fees	$286	$303	(6)%
Asset management, administration and commissions	654	695	(6)
All other income	127	139	(9)
Noninterest revenue	1,067	1,137	(6)
Net interest income	947	703	35
Total net revenue	2,014	1,840	9
Provision for credit losses	2	4	(50)

Credit allocation income/(expense)(a)	3	27	(89)

Noninterest expense
Compensation expense	732	715	2
Noncompensation expense	728	647	13
Amortization of intangibles	13	15	(13)
Total noninterest expense	1,473	1,377	7
Income before income tax expense	542	486	12
Income tax expense	191	170	12
Net income	$351	$316	11
Financial ratios
Return on common equity	19%	18%
Pretax margin ratio	27	26
Overhead ratio	73	75
Pre-provision profit ratio	27	25
Revenue by business
Worldwide Securities Services (“WSS”)
Investor Services	$783	$745	5
Clearance, Collateral Management and Depositary Receipts	179	204	(12)
Total WSS revenue	$962	$949	1
Treasury Services
Transaction Services	$893	$765	17
Trade Finance	159	126	26
Total TS revenue	$1,052	$891	18

(a)
IB manages traditional credit exposures related to GCB on behalf of IB and TSS, and IB and TSS share the economics related to the Firm’s GCB clients. Included within this allocation are net revenue, provision for credit losses and expenses. IB recognizes this credit allocation as a component of all other income.

Quarterly results
Net income was $351 million, an increase of $35 million, or 11%, from the prior year.
Net revenue was $2.0 billion, an increase of $174 million, or 9%, from the prior year. Treasury Services net revenue was $1.1 billion, an increase of $161 million, or 18%. The increase was driven by higher deposit balances and higher trade finance loan volumes. Worldwide Securities Services net revenue was $962 million, an increase of 1% compared with the prior year.
TSS generated firmwide net revenue of $2.7 billion, including $1.7 billion by TS; of that amount, $1.1 billion was recorded in TS, $602 million in CB, and $69 million in other lines of business. The remaining $962 million of firmwide net revenue was recorded in Worldwide Securities Services.
Noninterest expense was $1.5 billion, an increase of $96 million, or 7%, from the prior year. The increase was primarily driven by continued expansion into new markets.

Selected metrics
As of or for the three months ended March 31, (in millions, except headcount data and where otherwise noted)	2012	2011	Change
Selected balance sheet data (period-end)
Total assets	$66,732	$50,614	32%
Loans(a)	41,173	31,020	33
Equity	7,500	7,000	7
Selected balance sheet data (average)
Total assets	$64,559	$47,873	35
Loans(a)	40,538	29,290	38
Liability balances	356,964	265,720	34
Equity	7,500	7,000	7

Headcount	27,765	28,040	(1)
WSS business metrics
Assets under custody (“AUC”) by assets class (period-end) (in billions)
Fixed income	$11,332	$10,437	9
Equity	5,365	5,238	2
Other(b)	1,171	944	24
Total AUC	$17,868	$16,619	8
Liability balances (average)	125,088	82,724	51
TS business metrics
TS liability balances (average)	231,876	182,996	27
Trade finance loans (period-end)	35,692	25,499	40

(a)	Loan balances include trade finance loans and wholesale overdrafts.

(b)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and nonsecurities contracts.

Selected metrics
As of or for the three months ended March 31, (in millions, except ratio data, and where otherwise noted)	2012	2011	Change
Credit data and quality statistics
Net charge-offs	$—	$—	NM%
Nonaccrual loans	5	11	(55)
Allowance for credit losses:
Allowance for loan losses	69	69	—
Allowance for lending-related commitments	14	48	(71)
Total allowance for credit losses	83	117	(29)
Net charge-off rate	—%	—%
Allowance for loan losses to period-end loans	0.17	0.22
Allowance for loan losses to nonaccrual loans	NM	NM
Nonaccrual loans to period-end loans	0.01	0.04
International metrics
Net revenue by geographic region(a)
Asia/Pacific	$353	$276	28
Latin America/Caribbean	82	76	8
Europe/Middle East/Africa	668	630	6
North America	911	858	6
Total net revenue	$2,014	$1,840	9
Average liability balances(a)
Asia/Pacific	$50,197	$39,123	28
Latin America/Caribbean	11,852	12,720	(7)
Europe/Middle East/Africa	127,794	108,997	17
North America	167,121	104,880	59
Total average liability balances	$356,964	$265,720	34
Trade finance loans (period-end)(a)
Asia/Pacific	$18,140	$14,607	24
Latin America/Caribbean	6,040	4,014	50
Europe/Middle East/Africa	9,972	5,794	72
North America	1,540	1,084	42
Total trade finance loans	$35,692	$25,499	40
AUC (period-end)(in billions)(a)
North America	$9,998	$9,901	1
All other regions	7,870	6,718	17
Total AUC	$17,868	$16,619	8

(a)	Total net revenue, average liability balances, trade finance loans and AUC are based on the domicile of the client.

Selected metrics
Three months ended March 31, (in millions, except where otherwise noted)	2012	2011	Change
TSS firmwide disclosures(a)
TS revenue – reported	$1,052	$891	18%
TS revenue reported in CB	602	542	11
TS revenue reported in other lines of business	69	63	10
TS firmwide revenue(b)	1,723	1,496	15
WSS revenue	962	949	1
TSS firmwide revenue(b)	$2,685	$2,445	10
TSS total foreign exchange (“FX”) revenue(b)	137	160	(14)
TS firmwide liability balances (average)(c)	432,299	339,240	27
TSS firmwide liability balances (average)(c)	557,142	421,920	32
Number of:
U.S.$ ACH transactions originated	1,019	992	3
Total U.S.$ clearing volume (in thousands)	32,696	30,971	6
International electronic funds transfer volume (in thousands)(d)	75,087	60,942	23
Wholesale check volume	589	532	11
Wholesale cards issued (in thousands)(e)	24,693	23,170	7

(a)
TSS firmwide metrics include revenue recorded in CB, Consumer & Business Banking and AM lines of business and net TSS FX revenue (it excludes TSS FX revenue recorded in IB). In order to capture the firmwide impact of TS and TSS products and revenue, management reviews firmwide metrics in assessing financial performance of TSS. Firmwide metrics are necessary in order to understand the aggregate TSS business.

(b)
IB executes FX transactions on behalf of TSS customers under revenue sharing agreements. FX revenue generated by TSS customers is recorded in TSS and IB. TSS total FX revenue reported above is the gross (pre-split) FX revenue generated by TSS customers. However, TSS firmwide revenue includes only the FX revenue booked in TSS, i.e., it does not include the portion of TSS FX revenue recorded in IB.

(c)	Firmwide liability balances include liability balances recorded in CB.

(d)	International electronic funds transfer includes non-U.S. dollar Automated Clearing House (“ACH”) and clearing volume.

(e)	Wholesale cards issued and outstanding include stored value, prepaid and government electronic benefit card products.

ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 104–106 of JPMorgan Chase’s 2011 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2012	2011	Change
Revenue
Asset management, administration and commissions	$1,621	$1,707	(5)%
All other income	266	313	(15)
Noninterest revenue	1,887	2,020	(7)
Net interest income	483	386	25
Total net revenue	2,370	2,406	(1)

Provision for credit losses	19	5	280

Noninterest expense
Compensation expense	1,120	1,039	8
Noncompensation expense	586	599	(2)
Amortization of intangibles	23	22	5
Total noninterest expense	1,729	1,660	4
Income before income tax expense	622	741	(16)
Income tax expense	236	275	(14)
Net income	$386	$466	(17)
Revenue by client segment
Private Banking	$1,279	$1,317	(3)
Institutional	557	543	3
Retail	534	546	(2)
Total net revenue	$2,370	$2,406	(1)
Financial ratios
Return on common equity	22%	29%
Overhead ratio	73	69
Pretax margin ratio	26	31
Quarterly results
Net income was $386 million, a decrease of $80 million, or 17%, from the prior year. These results reflected higher noninterest expense and lower net revenue.
Net revenue was $2.4 billion, a decrease of $36 million, or 1%, from the prior year. Noninterest revenue was $1.9 billion, down by $133 million, or 7%, primarily due to lower credit-related fees and lower performance fees, partially offset by net inflows to products with higher margins and higher valuations of seed capital investments. Net interest income was $483 million, up by $97 million, or 25%, due to higher deposit and loan balances, partially offset by narrower deposit spreads.
Revenue from Private Banking was $1.3 billion, down 3% from the prior year. Revenue from Institutional was $557 million, up 3%. Revenue from Retail was $534 million, down 2%.
The provision for credit losses was $19 million, compared with $5 million in the prior year.

Noninterest expense was $1.7 billion, an increase of $69 million, or 4%, from the prior year, due to increased headcount-related expense.

Selected metrics
Business metrics	As of or for the three months ended March 31,
(in millions, except headcount, ranking data and where otherwise noted)	2012	2011	Change
Number of:
Client advisors(a)	2,832	2,719	4%
Retirement planning services participants (in thousands)	1,926	1,604	20
% of customer assets in 4 & 5 Star Funds(b)	42%	46%
% of AUM in 1st and 2nd quartiles:(c)
1 year	64	57
3 years	74	70
5 years	76	77
Selected balance sheet data (period-end)
Total assets	$96,385	$71,521	35
Loans(d)	64,335	46,454	38
Equity	7,000	6,500	8
Selected balance sheet data (average)
Total assets	$89,582	$68,918	30
Loans	59,311	44,948	32
Deposits	127,534	95,250	34
Equity	7,000	6,500	8

Headcount	17,849	17,203	4

(a)
Effective January 1, 2012, the previously disclosed separate metric for client advisors and JPMorgan Securities brokers were combined into one metric that reflects the number of Private Banking client-facing representatives.

(b)	Derived from Morningstar for the U.S., the U.K., Luxembourg, France, Hong Kong and Taiwan; and Nomura for Japan.

(c)	Quartile ranking sourced from: Lipper for the U.S. and Taiwan; Morningstar for the U.K., Luxembourg, France and Hong Kong; and Nomura for Japan.

(d)	Includes $4.5 billion of prime mortgage loans reported in the Consumer loan portfolio at March 31, 2012.

Selected metrics
Business metrics	As of or for the three months ended March 31,
(in millions, except headcount, ranking data and where otherwise noted)	2012	2011	Change
Credit data and quality statistics
Net charge-offs	$27	$11	145%
Nonaccrual loans	263	254	4
Allowance for credit losses:
Allowance for loan losses	209	257	(19)
Allowance for lending-related commitments	5	4	25
Total allowance for credit losses	214	261	(18)
Net charge-off rate	0.18%	0.10%
Allowance for loan losses to period-end loans	0.32	0.55
Allowance for loan losses to nonaccrual loans	79	101
Nonaccrual loans to period-end loans	0.41	0.55
Assets under supervision
Assets under supervision were a record $2.0 trillion, an increase of $105 billion, or 6%, from the prior year. Assets under management were a record $1.4 trillion, an increase of $52 billion, or 4%, from the prior year. Both increases were due to net inflows to long-term products and the impact of higher market levels. Custody, brokerage, administration and deposit balances were $631 billion, up by $53 billion, or 9%, due to deposit and custody inflows

Assets under supervision
March 31, (in billions)	2012	2011	Change
Assets by asset class
Liquidity	$492	$490	—%
Fixed income	355	305	16
Equity and multi-asset	417	421	(1)
Alternatives	118	114	4
Total assets under management	1,382	1,330	4
Custody/brokerage/administration/deposits	631	578	9
Total assets under supervision	$2,013	$1,908	6
Assets by client segment
Private Banking	$303	$293	3
Institutional	732	711	3
Retail	347	326	6
Total assets under management	$1,382	$1,330	4
Private Banking	$830	$773	7
Institutional	732	713	3
Retail	451	422	7
Total assets under supervision	$2,013	$1,908	6
Mutual fund assets by asset class
Liquidity	$434	$436	—
Fixed income	116	99	17
Equity and multi-asset	167	173	(3)
Alternatives	8	8	—
Total mutual fund assets	$725	$716	1

	Three months ended March 31,
(in billions)	2012	2011
Assets under management rollforward
Beginning balance	$1,336	$1,298
Net asset flows:
Liquidity	(25)	(9)
Fixed income	11	16
Equity, multi-asset and alternatives	6	11
Market/performance/other impacts	54	14
Ending balance, March 31	$1,382	$1,330
Assets under supervision rollforward
Beginning balance	$1,921	$1,840
Net asset flows	8	31
Market/performance/other impacts	84	37
Ending balance, March 31	$2,013	$1,908

International metrics	As of or for the three months ended March 31,
(in billions, except where otherwise noted)	2012	2011	Change
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$405	$439	(8)%
Asia/Pacific	236	246	(4)
Latin America/Caribbean	175	165	6
North America	1,554	1,556	—
Total net revenue	$2,370	$2,406	(1)
Assets under management
Europe/Middle East/Africa	$282	$300	(6)
Asia/Pacific	112	115	(3)
Latin America/Caribbean	41	35	17
North America	947	880	8
Total assets under management	$1,382	$1,330	4
Assets under supervision
Europe/Middle East/Africa	$339	$353	(4)
Asia/Pacific	152	155	(2)
Latin America/Caribbean	101	88	15
North America	1,421	1,312	8
Total assets under supervision	$2,013	$1,908	6

(a)	Regional revenue is based on the domicile of the client.

CORPORATE/PRIVATE EQUITY
For a discussion of the business profile of Corporate/Private Equity, see pages 107–108 of JPMorgan Chase’s 2011 Annual Report.

Selected income statement data
	Three months ended March 31,
(in millions, except headcount)	2012	2011	Change
Revenue
Principal transactions	$113	$1,298	(91)%
Securities gains	449	102	340
All other income	1,111	78	NM
Noninterest revenue	1,673	1,478	13
Net interest income	16	34	(53)
Total net revenue(a)	1,689	1,512	12

Provision for credit losses	(9)	(10)	10

Noninterest expense
Compensation expense	823	657	25
Noncompensation expense(b)	3,328	1,143	191
Subtotal	4,151	1,800	131
Net expense allocated to other businesses	(1,382)	(1,238)	(12)
Total noninterest expense	2,769	562	393
Income before income tax expense/(benefit)	(1,071)	960	NM
Income tax expense/(benefit)	(508)	238	NM
Net income	$(563)	$722	NM
Total net revenue
Private equity	$254	$699	(64)
Corporate	1,435	813	77
Total net revenue	$1,689	$1,512	12
Net income
Private equity	$134	$383	(65)
Corporate	(697)	339	NM
Total net income	$(563)	$722	NM
Total assets (period-end)	$713,492	$591,353	21
Headcount	22,337	20,927	7

(a)
Total net revenue included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $99 million and $64 million for the three months ended March 31, 2012 and 2011, respectively.

(b)	Includes litigation expense of $2.5 billion and $363 million for the three months ended March 31, 2012 and 2011, respectively.

Quarterly results
Net loss was $563 million, compared with net income of $722 million in the prior year.
Private Equity reported net income of $134 million, compared with net income of $383 million in the prior year. Net revenue of $254 million was down from $699 million in the prior year, due to the absence of prior-year valuation gains on private investments. Noninterest expense was $44 million, a decrease of $69 million from the prior year.
Corporate reported a net loss of $697 million, compared with net income of $339 million in the prior year. Net revenue of $1.4 billion was driven by a $1.1 billion benefit from the Washington Mutual bankruptcy settlement and securities gains of $449 million. Noninterest expense of $2.7 billion was up from $449 million in the prior year, primarily reflecting $2.5 billion of additional litigation reserves, predominantly for mortgage-related matters.

Treasury and CIO
Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions)	2012	2011	Change
Securities gains(a)	$453	$102	344%
Investment securities portfolio (average)	361,601	313,319	15
Investment securities portfolio (ending)	374,588	328,013	14
Mortgage loans (average)	12,636	11,418	11
Mortgage loans (ending)	11,819	12,171	(3)

(a)	Reflects repositioning of the Corporate investment securities portfolio.
For further information on the investment securities portfolio, see Note 3 and Note 11 on pages 91–100 and 113–117, respectively, of this Form 10-Q. For further information on CIO VaR and the Firm’s nontrading interest rate-sensitive revenue at risk, see the Market Risk Management section on pages 73–76 of this Form 10-Q.

Private Equity Portfolio
Selected income statement and balance sheet data
	Three months ended March 31,
(in millions)	2012	2011	Change
Private equity gains/(losses)
Realized gains	$66	$171	(61)%
Unrealized gains/(losses)(a)	179	370	(52)
Total direct investments	245	541	(55)
Third-party fund investments	83	186	(55)
Total private equity gains/(losses)(b)	$328	$727	(55)

Private equity portfolio information(c)
Direct investments
(in millions)	March 31, 2012	December 31, 2011	Change
Publicly held securities
Carrying value	$889	$805	10%
Cost	549	573	(4)
Quoted public value	931	896	4
Privately held direct securities
Carrying value	4,944	4,597	8
Cost	6,819	6,793	—
Third-party fund investments(d)
Carrying value	2,131	2,283	(7)
Cost	2,162	2,452	(12)
Total private equity portfolio
Carrying value	$7,964	$7,685	4
Cost	$9,530	$9,818	(3)

(a)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(b)	Included in principal transactions revenue in the Consolidated Statements of Income.

(c)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 3 on pages 91–100 of this Form 10-Q.

(d)	Unfunded commitments to third-party private equity funds were $571 million and $789 million at March 31, 2012, and December 31, 2011, respectively.

Quarterly results
The carrying value of the private equity portfolio at March 31, 2012, was $8.0 billion, up from $7.7 billion at December 31, 2011. The increase in the portfolio is predominantly driven by new investments, partially offset by sales of investments and net valuation losses. The portfolio represented 5.6% of the Firm’s stockholders’ equity less goodwill at March 31, 2012, down from 5.7% at December 31, 2011.

INTERNATIONAL OPERATIONS
During the three months ended March 31, 2012 and 2011, the Firm recorded approximately $6.2 billion and $6.8 billion, respectively, of managed revenue derived from clients, customers and counterparties domiciled outside of North America. Of those amounts, approximately 66%, for both periods, were derived from Europe/Middle East/Africa (“EMEA”); approximately 24% and 26%, respectively, from Asia/Pacific; and approximately 10% and 8%, respectively, from Latin America/Caribbean. For additional information regarding international operations, see Note 32 on pages 299–300 of JPMorgan Chase's 2011 Annual Report.
International Wholesale Activities
The Firm is committed to further expanding its wholesale business activities outside of the United States, and it continues to add additional client-serving bankers, as well as product and sales support personnel, to address the needs of the Firm’s clients located in these regions. With a comprehensive and coordinated international business strategy and growth plan, efforts and investments for growth outside of the United States will continue to be accelerated and prioritized.
Set forth below are certain key metrics related to the Firm’s wholesale international operations, including, for each of EMEA, Asia/Pacific and Latin America/Caribbean, the number of countries in each such region in which they operate, front-office headcount, number of clients, revenue and selected balance-sheet data.

As of or for the three months ended March 31,	EMEA		Asia/Pacific		Latin America/Caribbean
(in millions, except headcount and where otherwise noted)	2012	2011	2012	2011	2012	2011
Revenue(a)	$4,047	$4,479	$1,518	$1,737	$606	$569
Countries of operation	33	34	16	16	9	8
Total headcount(b)	16,047	16,341	20,290	19,584	1,412	1,261
Front-office headcount	5,933	5,930	4,193	4,204	591	506
Significant clients(c)	914	920	472	463	160	130
Deposits (average)(d)	$180,771	$155,433	$61,570	$52,388	$4,778	$5,491
Loans (period-end)(e)	36,529	30,360	30,079	23,144	28,667	17,745
Assets under management (in billions)	282	300	112	115	41	35
Assets under supervision (in billions)	339	353	152	155	101	88
Assets under custody (in billions)	6,111	5,198	1,503	1,366	256	154
Note: Wholesale international operations is comprised of IB, AM, TSS, CB and CIO/Treasury, and prior-period amounts have been revised to conform with current allocation methodologies.

(a)	Revenue is based predominantly on the domicile of the client, the location from which the client relationship is managed, or the location of the trading desk.

(b)	Total headcount includes all employees, including those in service centers, located in the region.

(c)	Significant clients are defined as companies with over $1 million in revenue over a trailing 12-month period in the region (excludes private banking clients).

(d)	Deposits are based on the location from which the client relationship is managed.

(e)	Loans outstanding are based predominantly on the domicile of the borrower and exclude loans held-for-sale and loans carried at fair value.

BALANCE SHEET ANALYSIS

Selected Consolidated Balance Sheets data
(in millions)	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$55,383	$59,602
Deposits with banks	115,028	85,279
Federal funds sold and securities purchased under resale agreements	240,484	235,314
Securities borrowed	135,650	142,462
Trading assets:
Debt and equity instruments	370,623	351,486
Derivative receivables	85,377	92,477
Securities	381,742	364,793
Loans	720,967	723,720
Allowance for loan losses	(25,871)	(27,609)
Loans, net of allowance for loan losses	695,096	696,111
Accrued interest and accounts receivable	64,833	61,478
Premises and equipment	14,213	14,041
Goodwill	48,208	48,188
Mortgage servicing rights	8,039	7,223
Other intangible assets	3,029	3,207
Other assets	102,625	104,131
Total assets	$2,320,330	$2,265,792
Liabilities
Deposits	$1,128,512	$1,127,806
Federal funds purchased and securities loaned or sold under repurchase agreements	250,483	213,532
Commercial paper	50,577	51,631
Other borrowed funds	27,298	21,908
Trading liabilities:
Debt and equity instruments	71,529	66,718
Derivative payables	74,474	74,977
Accounts payable and other liabilities	204,148	202,895
Beneficial interests issued by consolidated VIEs	67,750	65,977
Long-term debt	255,831	256,775
Total liabilities	2,130,602	2,082,219
Stockholders’ equity	189,728	183,573
Total liabilities and stockholders’ equity	$2,320,330	$2,265,792
Consolidated Balance Sheets overview
For a description of each of the significant line item captions on the Consolidated Balance Sheets, see pages 110–112 of JPMorgan Chase’s 2011 Annual Report.
JPMorgan Chase’s total assets and total liabilities increased by 2% from December 31, 2011. The increase in total assets was predominantly due to higher deposits with banks, trading assets – debt and equity instruments, and securities. The increase in total liabilities was predominantly due to higher securities sold under repurchase agreements and other borrowed funds. The increase in stockholders’ equity was predominantly due to the Firm’s net income.

The following is a discussion of the significant changes in the specific line item captions on the Consolidated Balance Sheets from December 31, 2011. For a description of the specific line captions discussed below, see pages 110-112 of JPMorgan Chase’s 2011 Annual Report.
Deposits with banks
Deposits with banks increased significantly, reflecting the placement of funds with various central banks, including Federal Reserve Banks.
Trading assets and liabilities – debt and equity instruments
Trading assets - debt and equity instruments increased, driven by client market-making activity in IB; this resulted in higher levels of equity securities, U.S. government securities and non-U.S. government securities, partially offset by decreases in physical commodities. For additional information, refer to Note 3 on pages 91–100 of this Form 10-Q.
Trading assets and liabilities – derivative receivables and payables
Derivative receivables and payables decreased, predominantly due to interest rate and foreign exchange derivatives activity. Decreases were partially offset by increased equity derivative balances reflecting market levels during the quarter. For additional information, refer to Derivative contracts on pages 59–60, and Note 3 and Note 5 on pages 91–100 and 103–109, respectively, of this Form 10-Q.
Securities
Securities increased, largely due to repositioning of the portfolio in Corporate in response to changes in the market environment. This repositioning increased the levels of non-U.S. residential mortgage-backed securities and government debt. For additional information related to securities, refer to the discussion in the Corporate/Private Equity segment on pages 33–34, and Note 3 and Note 11 on pages 91–100 and 113–117, respectively, of this Form 10-Q.
Loans and allowance for loan losses
Loans decreased slightly as a result of lower credit card loans, due to seasonality and higher repayment rates; and lower consumer, excluding credit card loans, due to paydowns, portfolio run-off and charge-offs in residential real estate loans. The decrease was offset partially by higher wholesale loans, due to increased client activity across most wholesale businesses and regions.
The allowance for loan losses decreased slightly as a result of a lower credit card allowance, due to improved delinquency trends; and a lower consumer, excluding credit card allowance, largely due to a reduction in the allowance related to the non-PCI residential real estate portfolio, as estimated losses in that portfolio declined. The wholesale allowance was relatively unchanged from December 31,

2011. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Portfolio and Allowance for Credit Losses on pages 50–72, and Notes 3, 4, 13 and 14 on pages 91–100, 101–102, 118–135 and 136, respectively, of this Form 10-Q.
Mortgage servicing rights
MSRs increased, predominantly as a result of an increase in market interest rates. In addition, new MSR originations were largely offset by amortization. For additional information on MSRs, see Note 16 on pages 144–146 of this Form 10-Q.
Deposits
Deposits increased slightly, predominantly due to an overall growth in the level of retail deposits, from the combined effect of seasonal factors, such as tax refunds and bonus payments, and general growth in business; partially offset by a decrease in wholesale deposits from TSS clients. For more information on deposits, refer to the RFS and AM segment discussions on pages 18–24 and 31–32, respectively; the Liquidity Risk Management discussion on pages 46–50; and Notes 3 and 17 on pages 91–100 and 147, respectively, of this Form 10-Q. For more information on wholesale liability balances, which includes deposits, refer to the CB and TSS segment discussions on pages 27–28 and 29–30, respectively, of this Form 10-Q.
Federal funds purchased and securities loaned or sold under repurchase agreements
Securities loaned or sold under repurchase agreements increased predominantly because of higher financing of the Firm’s trading assets and a change in the mix of liabilities. For additional information on the Firm’s Liquidity Risk Management, see pages 46–50 of this Form 10-Q.

Commercial paper and other borrowed funds
Commercial paper decreased slightly due to a decline in the volume of liability balances in sweep accounts related to TSS’s cash management product, partially offset by an increase in commercial paper liabilities sourced from wholesale funding markets. Other borrowed funds increased, predominantly driven by an increase in borrowings due to favorable market rates. For additional information on the Firm’s Liquidity Risk Management and other borrowed funds, see pages 46–50 of this Form 10-Q.
Beneficial interests issued by consolidated VIEs
Beneficial interests issued by consolidated VIEs increased primarily due to new consolidations of municipal bond vehicles partially offset by a reduction in outstanding conduit commercial paper. For additional information on Firm-sponsored VIEs and loan securitization trusts, see Off–Balance Sheet Arrangements on pages 38–41, and Note 15 on pages 137–144 of this Form 10-Q.
Long-term debt
Long-term debt decreased slightly, predominantly due to net redemptions and maturities of long-term borrowings. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 46–50 of this Form 10-Q.
Stockholders’ equity
Total stockholders’ equity increased, predominantly due to net income; a net increase in accumulated other comprehensive income (“AOCI”), due primarily to net unrealized market value increases on available-for-sale (“AFS”) securities, driven by tightening of spreads; and to net issuances and commitments to issue under the Firm’s employee stock-based compensation plans. The increase was partially offset by the declaration of cash dividends on common and preferred stock and repurchases of common equity.

OFF-BALANCE SHEET ARRANGEMENTS
JPMorgan Chase is involved with several types of off–balance sheet arrangements, including through unconsolidated special-purpose entities (“SPEs”), which are a type of VIE, and through lending-related financial instruments (e.g., commitments and guarantees). For further discussion, see Off–Balance Sheet Arrangements and Contractual Cash Obligations on pages 113–118 of JPMorgan Chase’s 2011 Annual Report.

Special-purpose entities
The most common type of VIE is a special purpose entity (“SPE”). SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees. For further information on the types of SPEs, see Note 15 on pages 137–144 of this Form 10-Q, and Note 1 on pages 182–183 and Note 16 on pages 256–267 of JPMorgan Chase’s 2011 Annual Report.
Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, JPMorgan Chase Bank, N.A., could be required to provide funding if its short-term credit rating were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. These liquidity commitments support the issuance of asset-backed commercial paper by both Firm-administered consolidated and third-party-sponsored nonconsolidated SPEs. In the event of a short-term credit rating downgrade, JPMorgan Chase Bank, N.A., absent other solutions, would be required to provide funding to the SPE, if the commercial paper could not be reissued as it matured. The aggregate amounts of commercial paper outstanding, issued by both Firm-administered and third-party-sponsored SPEs, that are held by third parties as of March 31, 2012, and December 31, 2011, was $18.5 billion and $19.7 billion, respectively. In addition, the aggregate amounts of commercial paper outstanding could increase in future periods should clients of the Firm-administered consolidated or third-party-sponsored nonconsolidated SPEs draw down on certain unfunded lending-related commitments. JPMorgan Chase Bank, N.A. had unfunded lending-related commitments to clients to fund an incremental $12.3 billion and $11.0 billion at March 31, 2012, and December 31, 2011, respectively. The Firm could facilitate the refinancing of some of the clients’ assets in order to reduce the funding obligation.

Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees, see Lending-related commitments on page 59, and Note 21 on pages 150–154 of this Form 10-Q, and Lending-related commitments on page 144, and Note 29 on pages 283–289 of JPMorgan Chase’s 2011 Annual Report.

Mortgage repurchase liability
In connection with the Firm’s mortgage loan sale and securitization activities with Fannie Mae and Freddie Mac (the “GSEs”) and other mortgage loan sale and private-label securitization transactions, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties. For additional information regarding loans sold to the GSEs, see Mortgage repurchase liability on pages 115–118 of JPMorgan Chase’s 2011 Annual Report.
The Firm also sells loans in securitization transactions with Ginnie Mae; these loans are typically insured or guaranteed by another government agency. The Firm, in its role as servicer, may elect, but is typically not required, to repurchase delinquent loans securitized by Ginnie Mae, including those that have been sold back to Ginnie Mae subsequent to modification. Principal amounts due under the terms of these repurchased loans continue to be insured and the reimbursement of insured amounts is proceeding normally. Accordingly, the Firm has not recorded any mortgage repurchase liability related to these loans.
From 2005 to 2008, the Firm and certain acquired entities made certain loan level representations and warranties in connection with approximately $450 billion of residential mortgage loans that were sold or deposited into private-label securitizations. Of the $450 billion originally sold or deposited (including $165 billion by Washington Mutual, as to which the Firm maintains that certain of the repurchase obligations remain with the FDIC receivership), approximately $193 billion of principal has been repaid (including $71 billion related to Washington Mutual). In addition, approximately $101 billion of the principal amount of loans has been liquidated (including $36 billion related to Washington Mutual), with an average loss severity of 58%. Accordingly, the remaining outstanding principal balance of these loans (including Washington Mutual) was, as of March 31, 2012, approximately $156 billion, of which $51 billion was 60 days or more past due. The remaining outstanding principal balance of loans related to Washington Mutual was approximately $58 billion, of which $18 billion were 60 days or more past due. For additional information regarding loans sold to private investors, see Mortgage repurchase liability on pages 115–118 of JPMorgan Chase’s 2011 Annual Report.
There have been generalized allegations, as well as specific demands, that the Firm should repurchase loans sold or deposited into private-label securitizations (including claims from insurers that have guaranteed certain obligations of the securitization trusts). Although the Firm encourages parties to use the contractual repurchase process established in the governing agreements, these private-label repurchase claims have generally manifested themselves through threatened or pending litigation. Accordingly, the liability related to repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves. For additional information regarding litigation, see Note 23 on pages 154–163 of this Form 10-Q, and Note 31 on pages 290–299 of JPMorgan Chase’s 2011 Annual Report.
Estimated mortgage repurchase liability
The Firm has recognized a mortgage repurchase liability of $3.5 billion and $3.6 billion, as of March 31, 2012, and December 31, 2011, respectively. For additional information about the process that the Firm uses to estimate its mortgage repurchase liability and the factors it considers in connection with that process, see Mortgage repurchase liability on pages 115–118 of JPMorgan Chase’s 2011 Annual Report.

The following table provides information about outstanding repurchase demands and unresolved mortgage insurance rescission notices, excluding those related to Washington Mutual, at each of the past five quarter-end dates.

Outstanding repurchase demands and unresolved mortgage insurance rescission notices by counterparty type(a)
(in millions)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
GSEs and other(b)	$2,624	$2,345	$2,133	$1,826	$1,321
Mortgage insurers	1,000	1,034	1,112	1,093	1,240
Overlapping population(c)	(116)	(113)	(155)	(145)	(127)
Total	$3,508	$3,266	$3,090	$2,774	$2,434

(a)	Mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves.

(b)
The Firm’s outstanding repurchase demands are largely from the GSEs. Other represents repurchase demands received from parties other than the GSEs that have been presented to the Firm by trustees who assert authority to present such claims under the terms of the underlying sale or securitization agreement, and excludes repurchase demands asserted in litigation.

(c)
Because the GSEs may make repurchase demands based on mortgage insurance rescission notices that remain unresolved, certain loans may be subject to both an unresolved mortgage insurance rescission notice and an outstanding repurchase demand.

The following tables show the trend in repurchase demands and mortgage insurance rescission notices received by loan origination vintage, excluding those related to Washington Mutual, for the past five quarters. The Firm expects repurchase demands to remain at elevated levels or to increase if there is a significant increase in private-label repurchase demands outside of litigation.
Quarterly mortgage repurchase demands received by loan origination vintage(a)

(in millions)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Pre-2005	$41	$39	$34	$32	$15
2005	95	55	200	57	45
2006	375	315	232	363	158
2007	645	804	602	510	381
2008	361	291	323	301	249
Post-2008	124	81	153	89	94
Total repurchase demands received	$1,641	$1,585	$1,544	$1,352	$942
(a) Mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves. This table excludes repurchase demands asserted in litigation.

Quarterly mortgage insurance rescission notices received by loan origination vintage(a)

(in millions)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Pre-2005	$13	$4	$3	$3	$5
2005	19	12	15	24	32
2006	36	19	31	39	65
2007	78	48	63	72	144
2008	32	26	30	31	49
Post-2008	4	2	1	1	1
Total mortgage insurance rescissions received	$182	$111	$143	$170	$296

(a)	Mortgage insurance rescissions typically result in a repurchase demand from the GSEs. This table includes mortgage insurance rescission notices for which the GSEs also have issued a repurchase demand.
Since the beginning of 2010, the Firm’s overall cure rate, excluding Washington Mutual, has been approximately 50%. Repurchases that have resulted from mortgage insurance rescissions are reflected in the Firm’s overall cure rate. While the actual cure rate may vary from quarter to quarter, the Firm expects that the overall cure rate will remain at approximately 50% for the foreseeable future.
The Firm has not observed a direct relationship between the type of defect that allegedly causes the breach of representations and warranties and the severity of the realized loss. Therefore, the loss severity assumption is estimated using the Firm’s historical experience and projections regarding changes in home prices. Actual principal loss severities on finalized repurchases and “make-whole” settlements to date, excluding Washington Mutual, currently average approximately 50%, but may vary from quarter to quarter based on the characteristics of the underlying loans and changes in home prices.
When a loan was originated by a third-party originator, the Firm typically has the right to seek a recovery of related repurchase losses from the third-party originator. Estimated and actual third-party recovery rates may vary from quarter to quarter based upon the underlying mix of third-party originators (e.g., active, inactive, out-of-business originators) from which recoveries are being sought.

Substantially all of the estimates and assumptions underlying the Firm’s established methodology for computing its recorded mortgage repurchase liability — including the amount of probable future demands from purchasers, trustees or investors (which is in part based on historical experience), the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure and recoveries from third parties — require application of a significant level of management judgment. Estimating the mortgage repurchase liability is further complicated by historical data that is not necessarily indicative of future expectations and uncertainty surrounding numerous external factors, including: (i) economic factors (for example, further declines in home prices and changes in borrower behavior may lead to increases in the number of defaults, the severity of losses, or both), and (ii) the level of future demands, which is dependent, in part, on actions taken by third parties, such as the GSEs, mortgage insurers, trustees and investors. While the Firm uses the best information available to it in estimating its mortgage repurchase liability, the estimation process is inherently uncertain, imprecise and potentially volatile as additional information is obtained and external factors continue to evolve.

The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.
Summary of changes in mortgage repurchase liability(a)

Three months ended March 31, (in millions)	2012		2011
Repurchase liability at beginning of period	$3,557		$3,285
Realized losses(b)	(364)		(231)
Provision(c)	323		420
Repurchase liability at end of period	$3,516	(d)	$3,474

(a)	Mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves.

(b)
Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. For the three months ended March 31, 2012 and 2011, make-whole settlements were $186 million and $115 million, respectively.

(c)
Primarily relates to increases in estimated probable future repurchase demands. Also includes $27 million and $13 million of provision related to new loan sales for the three months ended March 31, 2012 and 2011, respectively.

(d)	Includes $32 million at March 31, 2012, related to future repurchase demands on loans sold by Washington Mutual to the GSEs.

The following table summarizes the total unpaid principal balance of repurchases during the periods indicated.
Unpaid principal balance of mortgage loan repurchases(a)

Three months ended March 31, (in millions)	2012	2011
Ginnie Mae(b)	$1,507	$1,485
GSEs and other(c)(d)	379	216
Total	$1,886	$1,701

(a)
This table includes: (i) repurchases of mortgage loans due to breaches of representations and warranties, and (ii) loans repurchased from Ginnie Mae loan pools as described in (b) below. This table does not include mortgage insurance rescissions; while the rescission of mortgage insurance typically results in a repurchase demand from the GSEs, the mortgage insurers themselves do not present repurchase demands to the Firm. This table excludes mortgage loan repurchases associated with repurchase demands asserted in litigation.

(b)
In substantially all cases, these repurchases represent the Firm’s voluntary repurchase of certain delinquent loans from loan pools as permitted by Ginnie Mae guidelines (i.e., they do not result from repurchase demands due to breaches of representations and warranties). The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, the Federal Housing Administration (“FHA”), Rural Housing Services (“RHS”) and/or the U.S. Department of Veterans Affairs (“VA”).

(c)	Predominantly all of the repurchases related to demands by GSEs.

(d)	Nonaccrual loans held-for-investment included $478 million and $347 million at March 31, 2012 and 2011, respectively, of loans repurchased as a result of breaches of representations and warranties.
For additional information regarding the mortgage
repurchase liability, see Note 21 on pages 150–154 of this Form 10-Q, and Note 29 on pages 283–289 of JPMorgan Chase’s 2011 Annual Report.

CAPITAL MANAGEMENT
The following discussion of JPMorgan Chase’s capital management highlights developments since December 31, 2011, and should be read in conjunction with Capital Management on pages 119–124 of JPMorgan Chase’s 2011 Annual Report.
The Firm’s capital management objectives are to hold capital sufficient to:

•	Cover all material risks underlying the Firm’s business activities;

•	Maintain “well-capitalized” status under regulatory requirements;

•	Maintain debt ratings, which will enable the Firm to optimize its funding mix and liquidity sources while minimizing costs;

•	Retain flexibility to take advantage of future investment opportunities; and

•	Build and invest in businesses, even in a highly stressed environment.
Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. As of March 31, 2012, and December 31, 2011, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and each met all capital requirements to which it was subject. For more information, see Note 20 on pages 149–150 of this Form 10-Q.
At March 31, 2012, and December 31, 2011, JPMorgan Chase maintained Tier 1 and Total capital ratios in excess of the well-capitalized standards established by the Federal Reserve, as indicated in the tables below. In addition, the Firm’s Tier 1 common ratio was significantly above the 5% well-capitalized standard established at the time of the Comprehensive Capital Analysis and Review (“CCAR”) process. Tier 1 common, introduced by U.S. banking regulators in 2009, is defined as Tier 1 capital less elements of Tier 1 capital not in the form of common equity such as perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred capital debt securities. Tier 1 common, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of the Firm’s capital with the capital of other financial services companies. The Firm uses Tier 1 common along with the other capital measures to assess and monitor its capital position.
The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase at March 31, 2012, and December 31, 2011. These amounts are determined in accordance with regulations issued by the Federal Reserve.

Risk-based capital ratios
	March 31, 2012	December 31, 2011
Capital ratios
Tier 1 capital	12.6%	12.3%
Total capital	15.6	15.4
Tier 1 leverage	7.1	6.8
Tier 1 common(a)	10.4	10.1

(a)	The Tier 1 common ratio is Tier 1 common capital divided by risk-weighted assets (“RWA”).
A reconciliation of total stockholders’ equity to Tier 1 common, Tier 1 capital and Total qualifying capital is presented in the table below.

Risk-based capital components and assets
(in millions)	March 31, 2012	December 31, 2011
Total stockholders’ equity	$189,728	$183,573
Less: Preferred stock	7,800	7,800
Common stockholders’ equity	181,928	175,773
Effect of certain items in AOCI excluded from Tier 1 common	(2,544)	(970)
Less: Goodwill(a)	45,867	45,873
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	1,596	2,150
Investments in certain subsidiaries and other	981	993
Other intangible assets(a)	2,839	2,871
Tier 1 common	128,101	122,916
Preferred stock	7,800	7,800
Qualifying hybrid securities and noncontrolling interests(b)	19,910	19,668
Total Tier 1 capital	155,811	150,384
Long-term debt and other instruments qualifying as Tier 2	21,719	22,275
Qualifying allowance for credit losses	15,681	15,504
Adjustment for investments in certain subsidiaries and other	(72)	(75)
Total Tier 2 capital	37,328	37,704
Total qualifying capital	$193,139	$188,088
Risk-weighted assets	$1,235,256	$1,221,198
Total adjusted average assets	$2,195,625	$2,202,087

(a)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

(b)	Primarily includes trust preferred capital debt securities of certain business trusts.
The Firm’s Tier 1 common was $128.1 billion at March 31, 2012, an increase of $5.2 billion from December 31, 2011. The increase was predominantly due to net income (adjusted for DVA) of $5.9 billion and net issuances and commitments to issue common stock under the Firm’s employee stock-based compensation plans of $638 million. The increase was partially offset by $1.4 billion of dividends on common and preferred stock and $190 million (on a trade-date basis) of repurchases of common stock. The

Firm’s Tier 1 capital was $155.8 billion at March 31, 2012, an increase of $5.4 billion from December 31, 2011. The increase in Tier 1 capital reflected the increase in Tier 1 common.
Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Regulatory developments on page 9, Part II, Item 1A, Risk Factors on page 175, and Note 20 on pages 149–150 of this Form 10-Q.
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
Prior to full implementation of the new Basel II Framework, JPMorgan Chase is required to complete a qualification period of four consecutive quarters during which it needs to demonstrate that it meets the requirements of the rule to the satisfaction of its U.S. banking regulators. JPMorgan Chase is currently in the qualification period and expects to be in compliance with all relevant Basel II rules within the established timelines. In addition, the Firm has adopted, and will continue to adopt, based on various established timelines, Basel II rules in certain non-U.S. jurisdictions, as required.
“Basel 2.5”
During 2011, the U.S. federal banking agencies issued proposals for industry comment to revise the market risk capital rules of Basel II that would result in additional capital requirements for trading positions and securitizations. The Firm anticipates these rules will be finalized in 2012. It is currently estimated that implementation of these rules could result in approximately a 100 basis point decrease in the Firm’s Basel I Tier 1 common ratio, but the actual impact upon implementation on the Firm’s capital ratios could differ depending on the outcome of the final U.S. rules and regulatory approval of the Firm’s internal models.
Basel III
In addition to the Basel II Framework, in December 2010, the Basel Committee issued the final version of the Capital Accord, commonly referred to as “Basel III,” which revised Basel II by, among other things, narrowing the definition of capital, increasing capital requirements for specific exposures, introducing minimum standards for short-term liquidity coverage – the liquidity coverage ratio (“LCR”) – and term funding – the net stable funding ratio (“NSFR”), and establishing an international leverage ratio. The Basel

Committee also announced higher capital ratio requirements under Basel III, which provide that the common equity requirement will be increased to 7%, comprised of a minimum ratio of 4.5% plus a 2.5% capital conservation buffer.
In June 2011, the Basel Committee announced an agreement to require global systemically important banks (“GSIBs”) to maintain Tier 1 common requirements above the 7% minimum in amounts ranging from an additional 1% to an additional 2.5%. The Basel Committee also stated it intended to require certain GSIBs to maintain a further Tier 1 common requirement of an additional 1% under certain circumstances, to act as a disincentive for the GSIB from taking actions that would further increase its systemic importance. The GSIB assessment methodology reflects an approach based on five broad categories: size; interconnectedness; lack of substitutability; cross-jurisdictional activity; and complexity.
In addition, U.S. federal banking agencies have published proposed risk-based capital floors pursuant to the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) to establish a permanent Basel I floor under Basel II and Basel III capital calculations.
Estimated Tier 1 common under Basel III rules
The following table presents a comparison of the Firm’s Tier 1 common under Basel I rules to its estimated Tier 1 common under Basel III rules, along with the Firm’s estimated risk-weighted assets and the Tier 1 common ratio under Basel III rules, all of which are non-GAAP financial measures. Tier 1 common under Basel III includes additional adjustments and deductions not included in Basel I Tier 1 common, such as the inclusion of AOCI related to AFS securities and defined benefit pension and other postretirement employee benefit (“OPEB”) plans, and the deduction of the Firm’s defined benefit pension fund assets.
The Firm estimates that its Tier 1 common ratio under Basel III rules would be 8.2% as of March 31, 2012. Management considers this estimate as a key measure to assess the Firm’s capital position in conjunction with its capital ratios under Basel I requirements, in order to enable management, investors and analysts to compare the Firm’s capital under the Basel III capital standards with similar estimates provided by other financial services companies.

March 31, 2012 (in millions, except ratios)
Tier 1 common under Basel I rules	$128,101
Adjustments related to AOCI for AFS securities and defined benefit pension and OPEB plans	2,529
Deduction for net defined benefit pension asset	(1,833)
All other adjustments	(371)
Estimated Tier 1 common under Basel III rules	$128,426
Estimated risk-weighted assets under Basel III rules(a)(c)	$1,571,960
Estimated Tier 1 common ratio under Basel III rules(b)(c)	8.2%

(a)	Key differences in the calculation of risk-weighted assets between

Basel I and Basel III include: (a) Basel III credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas Basel I RWA is based on fixed supervisory risk weightings which vary only by counterparty type and asset class; (b) Basel III market risk RWA reflects the new capital requirements related to trading assets and securitizations, which include incremental capital requirements for stress VaR, correlation trading, and re-securitization positions; and (c) Basel III includes RWA for operational risk, whereas Basel I does not.

(b)	The Tier 1 common ratio is Tier 1 common divided by RWA.

(c)	Supersedes the estimate included in the Firm’s Form 8-K furnished on April 13, 2012.
The Firm’s estimate of its Tier 1 common ratio under Basel III reflects its current understanding of the Basel III rules and the application of such rules to its businesses as currently conducted, and therefore excludes the impact of any changes the Firm may make in the future to its businesses as a result of implementing the Basel III rules. The Firm’s understanding of the Basel III rules is based on information currently published by the Basel Committee and U.S. federal banking agencies.
The Firm intends to maintain its strong liquidity position in the future as the LCR and NSFR standards of the Basel III rules are implemented, in 2015 and 2018, respectively. In order to do so the Firm believes it may need to modify the liquidity profile of certain of its assets and liabilities. Implementation of the Basel III rules may also cause the Firm to increase prices on, or alter the types of, products it offers to its customers and clients.
The Basel III revisions governing liquidity and capital requirements are subject to prolonged observation and transition periods. The observation periods for both the LCR and NSFR began in 2011, with implementation in 2015 and 2018, respectively. The transition period for banks to meet the revised Tier 1 common requirement will begin in 2013, with implementation on January 1, 2019. The Firm fully expects to be in compliance with the higher Basel III capital standards, as well as any additional Dodd-Frank Act capital requirements, as they become effective. The additional capital requirements for GSIBs will be phased-in starting January 1, 2016, with full implementation on January 1, 2019.
The Firm will continue to monitor the ongoing rule-making process to assess both the timing and the impact of Basel III on its businesses and financial condition.
Broker-dealer regulatory capital
JPMorgan Chase’s principal U.S. broker-dealer subsidiaries are J.P. Morgan Securities LLC (“JPMorgan Securities”) and J.P. Morgan Clearing Corp. (“JPMorgan Clearing”). JPMorgan Clearing is a subsidiary of JPMorgan Securities and provides clearing and settlement services. JPMorgan Securities and JPMorgan Clearing are each subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”). JPMorgan Securities and JPMorgan Clearing are also each registered as futures commission merchants and subject to Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”).
JPMorgan Securities and JPMorgan Clearing have elected to

compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At March 31, 2012, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $10.7 billion, exceeding the minimum requirement by $9.2 billion, and JPMorgan Clearing’s net capital was $7.6 billion, exceeding the minimum requirement by $5.5 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the U.S. Securities and Exchange Commission in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of March 31, 2012, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.

Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying its business activities using internal risk-assessment methodologies. The Firm measures economic capital primarily based on four risk factors: credit, market, operational and private equity risk.

	Quarterly Averages
(in billions)	1Q12	4Q11	1Q11
Credit risk	$48.9	$48.2	$48.6
Market risk	14.1	13.7	15.1
Operational risk	11.3	8.5	8.3
Private equity risk	6.2	6.4	7.2
Economic risk capital	80.5	76.8	79.2
Goodwill	48.2	48.2	48.8
Other(a)	49.0	50.0	41.4
Total common stockholders’ equity	$177.7	$175.0	$169.4

(a)	Reflects additional capital required, in the Firm’s view, to meet its regulatory and debt rating objectives.

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

Line of business equity
(in billions)	March 31, 2012	December 31, 2011
Investment Bank	$40.0	$40.0
Retail Financial Services	26.5	25.0
Card Services & Auto	16.5	16.0
Commercial Banking	9.5	8.0
Treasury & Securities Services	7.5	7.0
Asset Management	7.0	6.5
Corporate/Private Equity	74.9	73.3
Total common stockholders’ equity	$181.9	$175.8

Line of business equity	Quarterly Averages
(in billions)	1Q12	4Q11	1Q11
Investment Bank	$40.0	$40.0	$40.0
Retail Financial Services	26.5	25.0	25.0
Card Services & Auto	16.5	16.0	16.0
Commercial Banking	9.5	8.0	8.0
Treasury & Securities Services	7.5	7.0	7.0
Asset Management	7.0	6.5	6.5
Corporate/Private Equity	70.7	72.5	66.9
Total common stockholders’ equity	$177.7	$175.0	$169.4
Effective January 1, 2012, the Firm further revised the capital allocated to certain businesses, reflecting additional refinement of each segment’s estimated Basel III Tier 1 common capital requirements and balance sheet trends. The Firm continues to assess the level of capital required for each line of business, as well as the assumptions and methodologies used to allocate capital to the business segments, and further refinements may be implemented in future periods.

Capital actions
Dividends
On March 13, 2012, the Board of Directors increased the Firm’s quarterly common stock dividend from $0.25 to $0.30 per share, effective with the dividend paid on April 30, 2012, to shareholders of record on April 5, 2012. The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook; desired dividend payout ratio; capital objectives; and alternative investment opportunities. The Firm’s current expectation is to return to a payout ratio of approximately 30% of normalized earnings over time.
For information regarding dividend restrictions, see Note 22 and Note 27 on page 276 and 281, respectively, of JPMorgan Chase’s 2011 Annual Report.
Common equity repurchases
On March 13, 2012, the Board of Directors authorized a new $15.0 billion common equity (i.e., common stock and warrants) repurchase program, of which up to $12.0 billion is approved for repurchase in 2012 and up to an additional $3.0 billion is approved through the end of the first quarter of 2013. The new program supersedes a $15.0 billion repurchase program approved on March 18, 2011. During the three months ended March 31, 2012, the Firm repurchased (on a trade-date basis) an aggregate of 4 million shares of common stock for $190 million, at an average price per share of $45.45. As of March 31, 2012, $14.9 billion of authorized repurchase capacity remained under the new program, of which $11.9 billion approved capacity remains for use during 2012. For the four months ended April 30, 2012, the Firm repurchased (on a trade-date basis) an aggregate of 42 million shares of common stock and warrants, for $1.3 billion.
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common equity — for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 175–176 of this Form 10-Q.

RISK MANAGEMENT
Risk is an inherent part of JPMorgan Chase’s business activities. The Firm’s risk management framework and governance structure are intended to provide comprehensive controls and ongoing management of the major risks inherent in its business activities. The Firm employs a holistic approach to risk management to ensure the broad spectrum of risk types are considered in managing its business activities. The Firm’s risk management framework is intended to create a culture of risk awareness and personal responsibility throughout the Firm where sharing of information, collaboration, discussion, and escalation is encouraged.

The Firm’s overall risk appetite is established in the context of the Firm’s capital, earnings power, and diversified business model. The Firm employs a formalized risk appetite framework to clearly link risk appetite and return targets, controls and capital management. There are nine major risk types identified in the business activities of the Firm: liquidity risk, credit risk, market risk, interest rate risk, country risk, private equity risk, operational risk, legal and fiduciary risk, and reputation risk.
For further discussion of these risks, as well as how they are managed by the Firm, see Risk Management on pages 125–127 of JPMorgan Chase’s 2011 Annual Report and the information below.

LIQUIDITY RISK MANAGEMENT
The following discussion of JPMorgan Chase’s Liquidity Risk Management framework highlights developments since December 31, 2011, and should be read in conjunction with pages 127–132 of JPMorgan Chase’s 2011 Annual Report.
Liquidity is essential to the ability to operate financial services businesses and, therefore, the ability to maintain surplus levels of liquidity through economic cycles is crucial to financial services companies, particularly during periods of adverse conditions. The Firm relies on external sources to finance a significant portion of its operations, and the Firm’s funding strategy is intended to ensure that it will have sufficient liquidity and a diversity of funding sources necessary to enable it to meet actual and contingent liabilities during both normal and stress periods.
JPMorgan Chase’s primary sources of liquidity include a diversified deposit base, which was $1,128.5 billion at March 31, 2012, and access to the equity capital markets and to long-term unsecured and secured funding sources, including through asset securitizations and borrowings from Federal Home Loan Banks (“FHLBs”). Additionally, JPMorgan Chase maintains significant amounts of highly-liquid unencumbered assets. The Firm actively monitors the availability of funding in the wholesale markets across various geographic regions and in various currencies. The Firm’s ability to generate funding from a broad range of sources in a variety of geographic locations and in a range of tenors is intended to enhance financial flexibility and limit funding concentration risk.
Management considers the Firm’s liquidity position to be strong, based on its liquidity metrics as of March 31, 2012, and believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.
Liquidity monitoring
The Firm currently has liquidity in excess of its projected full-year liquidity needs under both its idiosyncratic stress scenario (which evaluates the Firm’s net funding gap after a short-term ratings downgrade to A-2/P-2), as well as under its systemic market stress scenario (which evaluates the Firm’s net funding gap during a period of severe market stress similar to market conditions in 2008 and assumes that the Firm is not uniquely stressed versus its peers).
Parent holding company
Liquidity monitoring of the parent holding company takes into consideration regulatory restrictions that limit the extent to which bank subsidiaries may extend credit to the parent holding company and other nonbank subsidiaries. Excess cash generated by parent holding company issuance activity is used to purchase liquid collateral through reverse repurchase agreements or is placed with both bank and nonbank subsidiaries in the form of deposits and advances to satisfy a portion of subsidiary funding requirements. The Firm’s liquidity management takes into consideration its subsidiaries’ ability to generate replacement funding in the event the parent holding company requires repayment of the aforementioned deposits and advances.
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
Global Liquidity Reserve
As of March 31, 2012, the Global Liquidity Reserve was estimated to be approximately $432 billion, compared with approximately $379 billion at December 31, 2011. The Global Liquidity Reserve fluctuates due to factors, such as fluctuations in deposits, the Firm’s purchase and investment activities and general market conditions.
In addition to the Global Liquidity Reserve, the Firm has significant amounts of other high-quality, marketable securities available to raise liquidity, such as corporate debt and equity securities.
Funding
Sources of funds
A key strength of the Firm is its diversified deposit franchise, through the RFS, CB, TSS and AM lines of business, which provides a stable source of funding and decreases reliance on the wholesale markets. As of March 31, 2012, total deposits for the Firm were $1,128.5 billion, compared with $1,127.8 billion at December 31, 2011. The slight increase in deposits was predominantly due to an overall growth in the level of retail deposits, from the combined effect of seasonal factors, such as tax refunds and bonus payments, and general growth in business; partially offset by a decrease in wholesale deposits from TSS clients. Average total deposits for the Firm were $1,098.5 billion and $930.4 billion for the three months ended March 31, 2012 and 2011, respectively.
The Firm typically experiences higher customer deposit inflows at period-ends. A significant portion of the Firm’s deposits are retail deposits (37% and 35% at March 31, 2012, and December 31, 2011, respectively), which are considered particularly stable as they are less sensitive to interest rate changes or market volatility. A significant portion of the Firm’s wholesale deposits are also considered to be stable sources of funding due to the nature of the relationships from which they are generated, particularly customers’ operating service relationships with the Firm. As of March 31, 2012, the Firm’s deposits-to-loans ratio was 157%, compared with 156% at December 31, 2011. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 14 and 36–37, respectively, of this Form 10-Q.
Additional sources of funding include a variety of unsecured and secured short-term and long-term instruments. Short-term unsecured funding sources include federal funds and Eurodollars purchased, certificates of deposit, time deposits, commercial paper and other borrowed funds. Long-term unsecured funding sources include long-term debt, preferred stock and common stock.
The Firm’s short-term secured sources of funding consist of securities loaned or sold under agreements to repurchase and other short-term secured other borrowed funds. Secured long-term funding sources include asset-backed securitizations, and borrowings from the Chicago, Pittsburgh and San Francisco FHLBs.
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
Total commercial paper liabilities were $50.6 billion as of March 31, 2012, compared with $51.6 billion as of December 31, 2011. However, of those totals, $38.4 billion and $47.4 billion as of March 31, 2012, and December 31, 2011, respectively, originated from deposits that customers chose to sweep into commercial paper liabilities as a cash management product offered by the Firm. Therefore, commercial paper liabilities sourced from wholesale funding markets were $12.2 billion as of March 31, 2012, compared with $4.2 billion as of December 31, 2011; the average balance of commercial paper liabilities sourced from wholesale funding markets was $7.8 billion and $8.4 billion for the three months ended March 31, 2012 and 2011, respectively.
Securities loaned or sold under agreements to repurchase, which generally mature between one day and three months, are secured predominantly by high-quality securities collateral, including government-issued debt, agency debt and agency MBS. The balances of securities loaned or sold under agreements to repurchase, which constitute a significant portion of the federal funds purchased and securities loaned or sold under purchase agreements, was $249.2 billion as of March 31, 2012, compared with $212.0 billion as of December 31, 2011; the average balance was $232.2 billion for the three months ended March 31, 2012. The increase in the balance at March 31, 2012, compared with the balance at December 31, 2011, and the average balance for the three months ended March 31, 2012, was largely driven by higher financing of the Firm’s trading assets and a change in the mix of liabilities. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the Firm’s matched book activity; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment and market-making portfolios); and other market and portfolio factors.
Total other borrowed funds was $27.3 billion as of March 31, 2012, compared with $21.9 billion as of December 31, 2011; the average balance of other borrowed funds was $25.4 billion and $33.6 billion for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, the increase in the balance, compared with the balance at December 31, 2011, was predominantly driven by an increase in borrowings due to favorable market rates. The average balance for the three months ended March 31, 2012, decreased compared with the same period in the prior year, predominantly driven by maturities of short-term unsecured bank notes, short-term FHLB advances, and other secured short-term borrowings.
For additional information, see the Balance Sheet Analysis on pages 36–37 and Note 12 on page 118 of this Form 10-Q.
Long-term funding and issuance
During the three months ended March 31, 2012, the Firm issued $14.5 billion of long-term debt, including $6.3 billion of senior notes issued in the U.S. market, $2.0 billion of senior notes issued in non-U.S. markets, and $6.2 billion of IB structured notes. During the three months ended March 31, 2011, the Firm issued $13.0 billion of long-term debt, including $7.0 billion of senior notes issued in U.S. markets, $2.7 billion of senior notes issued in non-U.S. markets, and $3.3 billion of IB structured notes. During the three months ended March 31, 2012, $11.9 billion of long-term debt matured or was redeemed, including $6.8 billion of IB structured notes. During the three months ended March 31, 2011, $18.1 billion of long-term debt matured or was redeemed, including $5.6 billion of IB structured notes.
In addition to the unsecured long-term funding and issuances discussed above, the Firm securitizes consumer credit card loans, residential mortgages, auto loans and student loans for funding purposes. During the three months ended March 31, 2012, the Firm did not securitize any loans for funding purposes; $158 million of loan securitizations matured or were redeemed, including $54 million of credit card loan securitizations, $34 million of residential mortgage loan securitizations and $70 million of student loan securitizations. During the three months ended March 31, 2011, the Firm did not securitize any loans for funding purposes; $6.7 billion of loan securitizations matured or were redeemed, including $6.6 billion of credit card loan securitizations, $44 million of residential mortgage loan securitizations, $76 million of student loan securitizations.
In addition, the Firm’s wholesale businesses securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm.
During the three months ended March 31, 2012, the Firm did not borrow any long-term advances from the FHLBs and there were $4.5 billion of maturities. For the three months ended March 31, 2011, the Firm borrowed $4.0 billion in long-term advances from the FHLBs, which was offset by $2.5 billion of maturities.
Cash flows
For the three months ended March 31, 2012 and 2011, cash and due from banks was $55.4 billion and $23.5 billion, respectively. These balances decreased by $4.2 billion and $4.1 billion from December 31, 2011 and 2010, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows for the three months ended March 31, 2012 and 2011, respectively.

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
For the three months ended March 31, 2012, net cash provided by operating activities was $4.3 billion. This resulted from a decrease in trading assets - derivative receivables, predominantly due to interest rate and foreign exchange derivatives activity, partially offset by increased equity derivative balances reflecting market levels. Partially offsetting these cash proceeds was an increase in trading assets - debt and equity instruments, driven by client market-making activity in IB. Additionally, cash used to acquire the loans originated and purchased with an initial intent to sell was higher than the cash proceeds received from the sales and paydowns of such loans, and also reflected a lower level of activity over the prior-year period. Net cash was provided by net income after adjustments of noncash items such as depreciation and amortization, provision for credit losses, and stock-based compensation.
For the three months ended March 31, 2011, net cash used in operating activities was $6.0 billion. This resulted from an increase in trading assets - debt and equity instruments largely driven by growth in customer demand, market activity, including a significant level of new issuances, and rising global indices; an increase in accrued interest and accounts receivable reflecting higher customer receivables in IB’s Prime Services business due to growth in client activity; and a decrease in trading liabilities-derivative payables, partially offset by decrease in trading assets - derivative receivables, largely due to a reduction in foreign exchange derivatives, which declined primarily due to the Japanese yen depreciation relative to the U.S. dollar, and a reduction in interest rate contracts as a result of higher interest rate yields during the quarter. Additionally, cash used to acquire loans originated or purchased with an initial intent to sell was higher than proceeds from sales and paydowns of such loans. Net cash was provided by net income after adjustments of non-cash items such as the provision for credit losses, depreciation and amortization, and stock-based compensation.
Cash flows from investing activities
The Firm’s investing activities predominantly include loans originated to be held for investment, the AFS securities portfolio and other short-term interest-earning assets. For the three months ended March 31, 2012, net cash of $45.4 billion was used in investing activities. This resulted from a significant increase in deposits with banks reflecting the placement of funds with various central banks, including

Federal Reserve Banks; net purchases of AFS securities, largely due to repositioning of the portfolio in Corporate in response to changes in the market environment; and an increase in wholesale loans, due to increased client activity across most wholesale businesses and regions. Partially offsetting these increases were lower consumer loans, due to seasonality and higher repayment rates on credit card loans, and paydowns and portfolio run-off of residential real estate loans.
For the three months ended March 31, 2011, net cash of $65.8 billion was used in investing activities. This resulted from a significant increase in deposits with banks reflecting a higher level of deposit balances at Federal Reserve Banks, largely the result of inflows of wholesale deposits from TSS clients toward the end of March 2011; net purchases of AFS securities, largely due to repositioning of the portfolio in Corporate in response to changes in the interest rate environment; and an increase in wholesale loans reflecting growth in client activity. Partially offsetting these cash outflows were a net decrease in loans reflecting seasonality and higher repayment rates of credit card loans, run-off of the Washington Mutual credit card portfolio, and lower consumer loans, excluding credit card, predominantly as a result of paydowns in RFS, and a decline in securities purchased under resale agreements, largely in IB, reflecting lower client financing needs.
Cash flows from financing activities
The Firm’s financing activities primarily reflect cash flows related to taking customer deposits, and issuing long-term debt as well as preferred and common stock. For the three months ended March 31, 2012, net cash provided by financing activities was $35.4 billion. This was driven by an increase in securities loaned or sold under repurchase agreements, predominantly because of higher financing of the Firm’s trading assets and a change in the mix of liabilities; an increase in other borrowed funds predominantly driven by an increase in borrowings due to favorable market rates. Partially offsetting these cash proceeds were a decrease in wholesale deposits from TSS clients; net redemptions and maturities of long-term borrowings; payments of cash dividends on common and preferred stock and repurchases of common stock.

For the three months ended March 31, 2011, net cash provided by financing activities was $67.3 billion. This was largely driven by an increase in deposits as a result of inflows of wholesale deposits from TSS clients toward the end of March 2011. Also contributing were growth in the level of retail deposits from the combined effect of seasonal factors such as tax refunds and bonus payments, and general growth in business volumes; an increase in commercial paper and other borrowed funds due to growth in the volume of liability balances in sweep accounts in connection with TSS’s cash management product, and modest incremental short-term borrowings by the Firm under cost-effective terms; and an increase in securities sold under repurchase agreements due to higher securities financing balances in connection with repositioning of the securities portfolio in Corporate. Partially offsetting these cash proceeds were net repayments of long-term borrowings, including a decline in long-term beneficial interests issued by consolidated VIEs due to maturities of Firm-sponsored credit card securitization transactions; the payments of cash dividends; and repurchases of common stock.
Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 38, and Note 5 on pages 103–109, respectively, of this Form 10-Q.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.

The credit ratings of the parent holding company and each of the Firm’s significant banking subsidiaries as of March 31, 2012, were as follows.

	Short-term debt			Senior long-term debt
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
JPMorgan Chase & Co.	P-1	A-1	F1+	Aa3	A	AA-
JPMorgan Chase Bank, N.A.	P-1	A-1	F1+	Aa1	A+	AA-
Chase Bank USA, N.A.	P-1	A-1	F1+	Aa1	A+	AA-

The senior unsecured ratings from Moody’s, S&P and Fitch on JPMorgan Chase and its principal bank subsidiaries remained unchanged at March 31, 2012, from December 31, 2011. At March 31, 2012, the Firm’s ratings were under review by Moody’s while S&P and Fitch maintained a stable outlook on the Firm’s ratings.
On February 15, 2012, Moody’s announced that it had placed 17 banks and securities firms with global capital markets operations on review for possible downgrade, including JPMorgan Chase. As part of this announcement, the long-term ratings of the Firm and its major operating entities were placed on review for possible downgrade, while all of the Firm’s short-term ratings were affirmed.

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
Rating agencies continue to evaluate various ratings factors, such as regulatory reforms, economic uncertainty and sovereign creditworthiness, and their potential impact on ratings of financial institutions. Although the Firm closely monitors and endeavors to manage factors influencing its credit ratings, there is no assurance that its credit ratings will not be changed in the future.

CREDIT PORTFOLIO
For a further discussion of the Firm’s Credit Risk Management framework, see pages 132–134 of JPMorgan Chase’s 2011 Annual Report. For further information regarding the credit risk inherent in the Firm's investment securities portfolio, see Note 11 on pages 113–117 of the Form 10-Q.
The following table presents JPMorgan Chase’s credit portfolio as of March 31, 2012, and December 31, 2011. Total credit exposure was $1.8 trillion at March 31, 2012, an increase of $15.7 billion from December 31, 2011, reflecting increases in lending related commitments of $21.8 billion and receivables from customers and other of $3.7 billion. These increases were partially offset by decreases in derivative receivables of $7.1 billion and loans of $2.8 billion. The $15.7 billion net increase during the first three months of 2012 in total credit exposure reflected an increase in the wholesale portfolio of $22.7 billion partially offset by a decrease in the consumer portfolio of $7.0 billion.
The Firm provided credit to and raised capital of over $445 billion for its commercial and consumer clients during the first three months of 2012; this included more than $4 billion of credit provided to U.S. small businesses, up 35% compared with the prior year and $13 billion to 780 not-for-profit and government entities, including states, municipalities, hospitals and universities. The Firm also originated more than 200,000 mortgages and provided credit cards to approximately 1.7 million consumers in the first quarter. The Firm remains committed to helping homeowners and preventing foreclosures. Since the beginning of 2009, the Firm has offered more than 1.3 million mortgage modifications of which more than 490,000 have achieved permanent modification as of March 31, 2012.

In the table below, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale (which are carried at the lower of cost or fair value, with changes in value recorded in noninterest revenue); and loans accounted for at fair value. For additional information on the Firm’s loans and derivative receivables, including the Firm’s accounting policies, see Note 13 and Note 5 on pages 118–135 and 103–109, respectively, of this Form 10-Q. Average retained loan balances are used for net charge-off rate calculations.

Total credit portfolio					Three months ended March 31,
	Credit exposure		Nonperforming(b)(c)(d)(e)(f)		Net charge-offs		Average annual net charge-off rate(g)
(in millions, except ratios)	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	2012	2011	2012	2011
Loans retained	$712,898	$718,997	$10,391	$9,810	$2,387	$3,720	1.35%	2.22%
Loans held-for-sale	5,781	2,626	127	110	—	—	—	—
Loans at fair value	2,288	2,097	87	73	—	—	—	—
Total loans – reported	720,967	723,720	10,605	9,993	2,387	3,720	1.35	2.22
Derivative receivables	85,377	92,477	317	297	NA	NA	NA	NA
Receivables from customers and other	21,235	17,561	—	—	—	—	—	—
Total credit-related assets	827,579	833,758	10,922	10,290	2,387	3,720	1.35	2.22
Lending-related commitments	997,503	975,662	756	865	NA	NA	NA	NA
Assets acquired in loan satisfactions
Real estate owned	NA	NA	984	975	NA	NA	NA	NA
Other	NA	NA	47	50	NA	NA	NA	NA
Total assets acquired in loan satisfactions	NA	NA	1,031	1,025	NA	NA	NA	NA
Total credit portfolio	$1,825,082	$1,809,420	$12,709	$12,180	$2,387	$3,720	1.35%	2.22%
Net credit derivative hedges notional(a)	$(29,572)	$(26,240)	$(35)	$(38)	NA	NA	NA	NA
Liquid securities and other cash collateral held against derivatives	(18,401)	(21,807)	NA	NA	NA	NA	NA	NA

(a)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 58–59 and Note 5 on pages 103–109 of this Form 10-Q.

(b)	Nonperforming includes nonaccrual loans, nonperforming derivatives, commitments that are risk rated as nonaccrual and real estate owned.

(c)
At March 31, 2012, and December 31, 2011, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $11.8 billion and $11.5 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $1.2 billion and $954 million, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $586 million and $551 million, respectively, that are 90 or more days past due. These amounts were excluded from nonaccrual loans as reimbursement of insured amounts are proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”). Credit card loans are charged-off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(d)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(e)
At March 31, 2012, and December 31, 2011, total nonaccrual loans represented 1.47% and 1.38% of total loans. For more information on new reporting of performing junior liens that are subordinate to senior liens that are 90 days or more past due based on new regulatory guidance issued in the first quarter of 2012, see Consumer Credit Portfolio on pages 60–69 of this Form 10-Q.

(f)
Prior period amounts have been revised to include both defaulted derivatives and derivatives that have been risk rated as nonperforming; in prior periods only the amount of defaulted derivatives was reported.

(g)
For the three months ended March 31, 2012 and 2011, net charge-off rates were calculated using average retained loans of $710.2 billion and $680.0 billion, respectively. These average retained loans include average PCI loans of $64.8 billion and $71.6 billion, respectively. Excluding these PCI loans, the Firm’s total charge-off rates would have been 1.49% and 2.48%, respectively.

WHOLESALE CREDIT PORTFOLIO
As of March 31, 2012, wholesale exposure (IB, CB, TSS and AM) increased by $22.7 billion from December 31, 2011. The overall increase was primarily driven by increases of $18.3 billion in lending-related commitments, $7.9 billion in loans and $3.7 billion in receivables from customers and other. These increases were partially offset by a $7.1 billion decrease in derivative receivables. The growth in lending-related commitments and loans represented increased client activity across most businesses and regions. The increase in receivables from customers and other was due to changes in client activity, primarily in IB. The decrease in derivative receivables was predominantly due to interest rate derivatives and foreign exchange derivatives activity. These decreases were partially offset by increased equity derivative balances reflecting market levels during the quarter.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)(d)
(in millions)	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
Loans retained	$283,653	$278,395	$1,941	$2,398
Loans held-for-sale	4,925	2,524	127	110
Loans at fair value	2,288	2,097	87	73
Loans – reported	290,866	283,016	2,155	2,581
Derivative receivables	85,377	92,477	317	297
Receivables from customers and other(a)	21,131	17,461	—	—
Total wholesale credit-related assets	397,374	392,954	2,472	2,878
Lending-related commitments	401,064	382,739	756	865
Total wholesale credit exposure	$798,438	$775,693	$3,228	$3,743
Net credit derivative hedges notional(b)	$(29,572)	$(26,240)	$(35)	$(38)
Liquid securities and other cash collateral held against derivatives	(18,401)	(21,807)	NA	NA

(a)
Predominately includes receivables from customers, which represent margin loans to prime and retail brokerage customers; these are classified in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(b)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 58–59, and Note 5 on pages 103–109 of this Form 10-Q.

(c)	Excludes assets acquired in loan satisfactions.

(d)
Prior period amounts have been revised to include both defaulted derivatives and derivatives that have been risk rated as nonperforming; in prior periods only the amount of defaulted derivatives was reported.

The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of March 31, 2012, and December 31, 2011. The increase in loans retained was predominately to loans with longer dated maturity profiles. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s. Also included in this table is the notional value of net credit derivative hedges; the counterparties to these hedges are predominantly investment-grade banks and finance companies.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(c)				Ratings profile
March 31, 2012	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$110,451	$107,273	$65,929	$283,653	$198,704	$84,949	$283,653	70%
Derivative receivables				85,377			85,377
Less: Liquid securities and other cash collateral held against derivatives				(18,401)			(18,401)
Total derivative receivables, net of all collateral	9,334	26,441	31,201	66,976	52,683	14,293	66,976	79
Lending-related commitments	150,368	242,826	7,870	401,064	327,176	73,888	401,064	82
Subtotal	270,153	376,540	105,000	751,693	578,563	173,130	751,693	77
Loans held-for-sale and loans at fair value(a)				7,213			7,213
Receivables from customers and other				21,131			21,131
Total exposure – net of liquid securities and other cash collateral held against derivatives				$780,037			$780,037
Net credit derivative hedges notional(b)	$(2,296)	$(9,039)	$(18,237)	$(29,572)	$(29,632)	$60	$(29,572)	100%

	Maturity profile(c)				Ratings profile
December 31, 2011	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$113,222	$101,959	$63,214	$278,395	$197,070	$81,325	$278,395	71%
Derivative receivables				92,477			92,477
Less: Liquid securities and other cash collateral held against derivatives				(21,807)			(21,807)
Total derivative receivables, net of all collateral	8,243	29,910	32,517	70,670	57,637	13,033	70,670	82
Lending-related commitments	139,978	233,396	9,365	382,739	310,107	72,632	382,739	81
Subtotal	261,443	365,265	105,096	731,804	564,814	166,990	731,804	77
Loans held-for-sale and loans at fair value(a)				4,621			4,621
Receivables from customers and other				17,461			17,461
Total exposure – net of liquid securities and other cash collateral held against derivatives				$753,886			$753,886
Net credit derivative hedges notional(b)	$(2,034)	$(16,450)	$(7,756)	$(26,240)	$(26,300)	$60	$(26,240)	100%

(a)	Represents loans held-for-sale primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)
Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP.

(c)
The maturity profiles of retained loans and lending-related commitments are based on the remaining contractual maturity. The maturity profiles of derivative receivables are based on the maturity profile of average exposure. For further discussion of average exposure, see Derivative receivables on pages 141–143 of JPMorgan Chase’s 2011 Annual Report.

Receivables from customers primarily represent margin loans to prime and retail brokerage clients and are collateralized through a pledge of assets maintained in clients’ brokerage accounts that are subject to daily minimum collateral requirements. In the event that the collateral value decreases, a maintenance margin call is made to the client to provide additional collateral into the account. If additional collateral is not provided by the client, the client’s position may be liquidated by the Firm to meet the minimum collateral requirements.

Wholesale credit exposure – selected industry exposures
The Firm focuses on the management and diversification of its industry exposures, with particular attention paid to industries with actual or potential credit concerns. Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/“Caa1” and lower, as defined by S&P and Moody’s, respectively, which may differ from criticized exposure as defined by regulatory agencies. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, decreased 7% to $14.7 billion at March 31, 2012, from $15.8 billion at December 31, 2011. The decrease was primarily related to net repayments and loan sales.

Below are summaries of the top 25 industry exposures as of March 31, 2012, and December 31, 2011.

						30 days or more past due and accruing loans	Year-to-date net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables

			Noninvestment-grade
	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
As of or for the three months ended March 31, 2012 (in millions)
Top 25 industries(a)
Banks and finance companies	$69,816	$57,694	$11,779	$320	$23	$15	$2	$(3,649)	$(8,414)
Real estate	69,244	42,228	22,339	3,716	961	366	16	(96)	(304)
Healthcare	42,795	35,498	6,907	293	97	305	—	(314)	(248)
State and municipal governments(b)	41,236	39,791	1,207	111	127	50	—	(187)	(202)
Oil and gas	36,100	25,878	9,979	219	24	—	—	(116)	(120)
Utilities	30,693	24,560	5,714	153	266	—	(11)	(353)	(434)
Consumer products	30,091	19,933	9,526	602	30	4	(1)	(252)	(9)
Asset managers	28,164	23,902	4,190	69	3	15	—	—	(2,855)
Retail and consumer services	23,684	15,210	7,961	407	106	19	(1)	(86)	(1)
Central governments	21,628	21,022	568	—	38	—	—	(10,925)	(976)
Transportation	18,644	14,152	4,288	143	61	7	(1)	(197)	—
Technology	17,852	11,774	5,818	257	3	—	—	(168)	—
Machinery and equipment manufacturing	16,979	8,867	7,966	136	10	18	—	—	—
Metals/mining	15,745	8,632	6,889	223	1	39	—	(505)	—
Insurance	13,053	10,243	2,321	489	—	—	—	(388)	(820)
Media	12,807	7,627	4,158	602	420	5	9	(148)	—
Business services	12,460	6,878	5,399	152	31	22	1	(20)	—
Telecom services	12,307	8,852	2,631	814	10	—	—	(338)	—
Building materials/construction	12,106	5,022	6,128	938	18	24	—	(134)	—
Chemicals/plastics	11,884	7,816	3,917	130	21	1	—	(68)	(30)
Automotive	10,054	5,931	4,100	20	3	—	—	(731)	—
Securities firms and exchanges	10,014	8,214	1,785	13	2	—	—	(404)	(2,957)
Aerospace	8,354	7,389	900	64	1	—	—	(111)	—
Agriculture/paper manufacturing	8,012	4,780	3,180	52	—	11	—	-	—
Leisure	5,456	2,951	1,685	458	362	5	(3)	(78)	(22)
All other(c)	190,916	170,234	19,020	1,265	397	920	(6)	(10,304)	(1,009)
Subtotal	$770,094	$595,078	$160,355	$11,646	$3,015	$1,826	$5	$(29,572)	$(18,401)
Loans held-for-sale and loans at fair value	7,213
Receivables from customers and other	21,131
Total	$798,438

						30 days or more past due and accruing loans	Full year net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables

			Noninvestment-grade(f)
	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
As of or for the year ended December 31, 2011 (in millions)
Top 25 industries(a)
Banks and finance companies	$71,440	$59,115	$11,742	$557	$26	$20	$(211)	$(3,053)	$(9,585)
Real estate	67,594	40,921	21,541	4,138	994	411	256	(97)	(359)
Healthcare	42,247	35,147	6,834	209	57	166	—	(304)	(320)
State and municipal governments(b)	41,930	40,565	1,124	111	130	23	—	(185)	(147)
Oil and gas	35,437	25,004	10,347	58	28	3	—	(119)	(88)
Utilities	28,650	23,557	4,424	162	507	—	76	(105)	(359)
Consumer products	29,637	19,728	9,440	432	37	3	13	(272)	(50)
Asset managers	33,465	28,835	4,530	99	1	24	—	—	(4,807)
Retail and consumer services	22,891	14,568	7,798	425	100	15	1	(96)	(1)
Central governments	17,138	16,524	488	126	—	—	—	(9,796)	(813)
Transportation	16,305	12,061	4,071	115	58	6	17	(178)	—
Technology	17,898	12,494	5,086	316	2	—	4	(191)	—
Machinery and equipment manufacturing	16,498	9,014	7,374	100	10	1	(1)	(19)	—
Metals/mining	15,254	8,716	6,389	148	1	6	(19)	(423)	—
Insurance	13,092	9,425	3,063	591	13	—	—	(552)	(454)
Media	11,909	6,853	3,925	670	461	1	18	(188)	—
Business services	12,408	7,093	5,168	108	39	17	22	(20)	(2)
Telecom services	11,552	8,502	2,234	805	11	2	5	(390)	—
Building materials/construction	11,770	5,175	5,674	917	4	6	(4)	(213)	—
Chemicals/plastics	11,728	7,867	3,720	126	15	—	—	(95)	(20)
Automotive	9,910	5,699	4,188	23	—	9	(11)	(819)	—
Securities firms and exchanges	12,394	10,799	1,564	30	1	10	73	(395)	(3,738)
Aerospace	8,560	7,646	848	66	—	7	—	(208)	—
Agriculture/paper manufacturing	7,594	4,888	2,586	120	—	9	—	-	—
Leisure	5,650	3,051	1,781	429	389	1	1	(81)	(26)
All other(c)	180,660	161,568	17,035	1,381	676	1,099	200	(8,441)	(1,038)
Subtotal	$753,611	$584,815	$152,974	$12,262	$3,560	$1,839	$440	$(26,240)	$(21,807)
Loans held-for-sale and loans at fair value	4,621
Receivables from customers and other	17,461
Total	$775,693

(a)
All industry rankings are based on exposure at March 31, 2012. The industry rankings presented in the table as of December 31, 2011, are based on the industry rankings of the corresponding exposures at March 31, 2012, not actual rankings of such exposures at December 31, 2011.

(b)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at March 31, 2012, and December 31, 2011, noted above, the Firm held $17.6 billion and $16.7 billion, respectively, of trading securities and $19.3 billion and $16.5 billion, respectively, of AFS securities issued by U.S. state and municipal governments. For further information, see Note 3 and Note 11 on pages 91–100 and 113–117, respectively, of this Form 10-Q.

(c)
For further information on the All other category, refer to the discussion on page 140 of JPMorgan Chase’s 2011 Annual Report. All other for credit derivative hedges includes credit default swap (“CDS”) index hedges of CVA.

(d)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.

(e)
Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP.

(f)
Prior period amounts have been revised to include both defaulted derivatives and derivatives that have been risk rated as nonperforming; in prior periods only the amount of defaulted derivatives was reported.

The following table presents the geographic distribution of wholesale credit exposure including nonperforming assets and past due loans as of March 31, 2012, and December 31, 2011. The geographic distribution of the wholesale portfolio is determined based predominantly on the domicile of the borrower.

	Credit exposure				Nonperforming				Assets acquired in loan satisfactions	30 days or more past due and accruing loans
March 31, 2012 (in millions)	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives	Lending-related commitments	Total non- performing credit exposure
Europe/Middle East/Africa	$36,529	$67,793	$40,498	$144,820	$106	$50	$22	$178	$2	$118
Asia/Pacific	30,079	18,940	9,783	58,802	2	41	—	43	—	16
Latin America/Caribbean	28,667	22,068	4,786	55,521	107	13	4	124	—	435
Other North America	2,288	7,238	1,625	11,151	3	—	1	4	—	1
Total non-U.S.	97,563	116,039	56,692	270,294	218	104	27	349	2	570
Total U.S.	186,090	285,025	28,685	499,800	1,723	213	729	2,665	160	1,256
Loans held-for-sale and loans at fair value	7,213	—	—	7,213	214	NA	—	214	NA	—
Receivables from customers and other	—	—	—	21,131	—	NA	NA	—	NA	—
Total	$290,866	$401,064	$85,377	$798,438	$2,155	$317	$756	$3,228	$162	$1,826

	Credit exposure				Nonperforming				Assets acquired in loan satisfactions	30 days or more past due and accruing loans
December 31, 2011 (in millions)	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives(b)	Lending-related commitments	Total non- performing credit exposure
Europe/Middle East/Africa	$36,637	$60,681	$43,204	$140,522	$44	$14	$25	$83	$—	$68
Asia/Pacific	31,119	17,194	10,943	59,256	1	42	—	43	—	6
Latin America/Caribbean	25,141	20,859	5,316	51,316	386	—	15	401	3	222
Other North America	2,267	6,680	1,488	10,435	3	—	1	4	—	—
Total non-U.S.	95,164	105,414	60,951	261,529	434	56	41	531	3	296
Total U.S.	183,231	277,325	31,526	492,082	1,964	241	824	3,029	176	1,543
Loans held-for-sale and loans at fair value	4,621	—	—	4,621	183	NA	—	183	NA	—
Receivables from customers and other	—	—	—	17,461	—	NA	NA	—	NA	—
Total	$283,016	$382,739	$92,477	$775,693	$2,581	$297	$865	$3,743	$179	$1,839

(a)
At March 31, 2012, and December 31, 2011, the Firm held an allowance for loan losses of $430 million and $496 million, respectively, related to nonaccrual retained loans resulting in allowance coverage ratios of 22% and 21%, respectively. Wholesale nonaccrual loans represented 0.74% and 0.91% of total wholesale loans at March 31, 2012, and December 31, 2011, respectively.

(b)
Prior period amounts have been revised to include both defaulted derivatives and derivatives that have been risk rated as nonperforming; in prior periods only the amount of defaulted derivatives was reported.

Loans
In the normal course of business, the Firm provides loans to a variety of wholesale customers, from large corporate and institutional clients to high-net-worth individuals. For further discussion on loans, including information on credit quality indicators, see Note 13 on pages 118–135 of this Form 10-Q.
The Firm actively manages wholesale credit exposure. One way of managing credit risk is through sales of loans and lending-related commitments. During the three months ended March 31, 2012 and 2011, the Firm sold $957 million and $1.5 billion, respectively, of loans and commitments. These sale activities are not related to the Firm’s securitization activities. For further discussion of securitization activity, see Liquidity Risk Management and Note 15 on pages 46–50 and 137–144 respectively, of this Form 10-Q.
The following table presents the change in the nonaccrual loan portfolio for the three months ended March 31, 2012 and 2011. Nonaccrual wholesale loans decreased by $426 million from December 31, 2011, primarily reflecting repayments and loan sales.

Wholesale nonaccrual loan activity
Three months ended March 31, (in millions)	2012	2011
Beginning balance	$2,581	$6,006
Additions	422	700
Reductions:
Paydowns and other	416	581
Gross charge-offs	92	243
Returned to performing status	59	152
Sales	281	863
Total reductions	848	1,839
Net additions/(reductions)	(426)	(1,139)
Ending balance	$2,155	$4,867
The following table presents net charge-offs, which are defined as gross charge-offs less recoveries, for the three months ended March 31, 2012 and 2011. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs
Three months ended March 31, (in millions, except ratios)	2012	2011
Loans – reported
Average loans retained	$276,764	$226,554
Net charge-offs/(recoveries)	5	165
Net charge-off/(recovery) rate	0.01%	0.30%
Derivative contracts
In the normal course of business, the Firm uses derivative instruments predominantly for market-making activity. Derivatives enable customers and the Firm to manage exposures to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its credit exposure. For further discussion of derivative contracts, see Note 5 on pages 103–109 of this Form 10-Q.
The following tables summarize the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	Derivative receivables
	Mar 31, 2012	Dec 31, 2011
Interest rate	$41,520	$46,369
Credit derivatives	6,625	6,684
Foreign exchange	13,056	17,890
Equity	8,995	6,793
Commodity	15,181	14,741
Total, net of cash collateral	85,377	92,477
Liquid securities and other cash collateral held against derivative receivables	(18,401)	(21,807)
Total, net of all collateral	$66,976	$70,670
Derivative receivables reported on the Consolidated Balance Sheets were $85.4 billion and $92.5 billion at March 31, 2012, and December 31, 2011, respectively. These represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements, cash collateral held by the Firm and the CVA. However, in management’s view, the appropriate measure of current credit risk should take into consideration additional liquid securities (primarily U.S. government and agency securities and other G7 government bonds) and other cash collateral held by the Firm of $18.4 billion and $21.8 billion at March 31, 2012, and December 31, 2011, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor, as shown in the table above.
In addition to the collateral described in the preceding paragraph the Firm also holds additional collateral (including cash, U.S. government and agency securities, and other G7 government bonds) delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Though this collateral does not reduce the balances and is not included in the table above, it is available as security against potential exposure that could arise should the fair value of the client’s derivative transactions move in the Firm’s favor. As of March 31, 2012, and December 31, 2011, the Firm held $19.6 billion and $17.6 billion, respectively, of this additional collateral. The derivative receivables fair value, net of all collateral, also do not include other credit enhancements, such as letters of credit. For additional information on the Firm’s use of collateral agreements, see Note 5 on pages 103–109 of this Form 10-Q.

The following table summarizes the ratings profile of the Firm’s derivative receivables, net of other liquid securities collateral, for the dates indicated.

Ratings profile of derivative receivables
Rating equivalent	March 31, 2012		December 31, 2011
(in millions, except ratios)	Exposure net of all collateral	% of exposure net of all collateral	Exposure net of all collateral	% of exposure net of all collateral
AAA/Aaa to AA-/Aa3	$20,710	31%	$25,100	35%
A+/A1 to A-/A3	14,614	22	22,942	32
BBB+/Baa1 to BBB-/Baa3	17,359	26	9,595	14
BB+/Ba1 to B-/B3	12,123	18	10,545	15
CCC+/Caa1 and below	2,170	3	2,488	4
Total	$66,976	100%	$70,670	100%
As noted above, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s derivatives transactions subject to collateral agreements – excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity – was 87% as of March 31, 2012, largely unchanged compared with 88% as of December 31, 2011.
Credit derivatives
Credit derivatives are financial instruments whose value is derived from the credit risk associated with the debt of a third party issuer (the reference entity) and which allow one party (the protection purchaser) to transfer that risk to another party (the protection seller) when the reference entity suffers a credit event. If no credit event has occurred, the protection seller makes no payments to the protection purchaser.
As a purchaser of credit protection, the Firm has risk that the counterparty providing the credit protection will default. As a seller of credit protection, the Firm has risk that the underlying entity referenced in the contract will be subject to a credit event. Upon the occurrence of a credit event, which may include, among other events, the bankruptcy or failure to pay by, or certain restructurings of the debt of, the reference entity, neither party has recourse to the reference entity. The protection purchaser has recourse to the protection seller for the difference between the face value of the credit derivative contract and the fair value of the reference obligation at the time of settling the credit derivative contract. The determination as to whether a credit event has occurred is generally made by the relevant International Swaps and Derivatives Association (“ISDA”) Determination Committee, comprised of 10 sell-side and five buy-side ISDA member firms. For a more detailed description of credit derivatives, including other types of credit derivatives and notional amounts, see Credit derivatives in Note 5 on pages 103–109 of this Form 10-Q, and Credit derivatives on pages 143–144 and Credit derivatives in Note 6 on pages 209–210 of JPMorgan Chase’s 2011 Annual Report.

Credit portfolio activities

Use of single-name and portfolio credit derivatives
	Notional amount of protection purchased and sold
(in millions)	Mar 31, 2012	Dec 31, 2011
Credit derivatives used to manage:
Loans and lending-related commitments	$3,325	$3,488
Derivative receivables	26,347	22,883
Total protection purchased	29,672	26,371
Total protection sold	100	131
Credit derivatives hedges notional, net	$29,572	$26,240

The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under U.S. GAAP; these derivatives are reported at fair value, with gains and losses recognized in principal transactions revenue. In contrast, the loans and lending-
related commitments being risk-managed are accounted for on an accrual basis. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives used in credit portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. In addition, the effectiveness of the Firm’s CDS protection as a hedge of the Firm’s exposures may vary depending upon a number of factors, including the contractual terms of the CDS. The fair value related to the Firm’s credit derivatives used for managing credit exposure, as well as the fair value related to the CVA (which reflects the credit quality of derivatives counterparty exposure), are included in the gains and losses realized on credit derivatives disclosed in the table below. These results can vary from period to period due to market conditions that affect specific positions in the portfolio. For further information on credit derivative protection purchased in the context of country risk, see Country Risk Management on pages 77–79 of this Form 10-Q, and pages 163–165 of JPMorgan Chase’s 2011 Annual Report.

Net gains and losses on credit portfolio hedges
Three months ended March 31, (in millions)	2012	2011
Hedges of loans and lending-related commitments	$(75)	$(44)
CVA and hedges of CVA	176	(39)
Net gains/(losses)	$101	$(83)
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
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $211.2 billion and $206.5 billion as of March 31, 2012, and December 31, 2011, respectively.

CONSUMER CREDIT PORTFOLIO
JPMorgan Chase’s consumer portfolio consists primarily of residential real estate loans, credit cards, auto loans, business banking loans, and student loans. The Firm’s primary focus is on serving the prime segment of the consumer credit market. For further information on consumer loans, see Note 13 on pages 118–135 of this Form 10-Q.
A substantial portion of the consumer loans acquired in the Washington Mutual transaction were identified as PCI based on an analysis of high-risk characteristics, including product type, loan-to-value (“LTV”) ratios, FICO scores and delinquency status. These PCI loans are accounted for on a pool basis, and the pools are considered to be performing. For further information on PCI loans see Note 13 on pages 118–135 of this Form 10-Q.
The credit performance of the consumer portfolio across the entire product spectrum improved as the economy expanded in the first quarter of 2012 and labor market conditions improved. The general improvement in the economic environment resulted in a reduction in estimated losses, particularly in the residential real estate and credit card portfolios. However, unemployment remains high relative to the historical norm and continues to result in an elevated number of residential real estate loans being charged-off. Weak housing prices continue to negatively affect the severity of loss recognized on defaulted residential real estate loans. Early-stage (30-89 days delinquent) and late stage (150+ days delinquent)

residential real estate delinquencies, excluding government guaranteed loans, continue to decline but remain elevated. The elevated level of the late-stage delinquent loans is due, in part, to loss mitigation activities currently being undertaken and to elongated foreclosure processing timelines. Losses related to these loans continue to be recognized in accordance with the Firm’s standard charge-off practices, but some delinquent loans that would otherwise have been foreclosed upon remain in the mortgage and home equity loan portfolios. In addition to these elevated levels of delinquencies, high unemployment and weak housing prices, uncertainties regarding the ultimate success of loan modifications, and the risk attributes of certain loans within the portfolio (e.g., loans with high LTV ratios, junior lien loans that are subordinate to a delinquent or modified senior lien) continue to contribute to uncertainty regarding overall residential real estate portfolio performance and have been considered in estimating the allowance for loan losses.
Since the global economic crisis began in mid-2007, the Firm has taken actions to reduce risk exposure to consumer loans by tightening both underwriting and loan qualification standards, as well as eliminating certain products and loan origination channels for residential real estate lending. To manage the risk associated with lending-related commitments, the Firm has reduced or canceled certain lines of credit as permitted by law.

The following table presents managed consumer credit-related information (including RFS, Card, and residential real estate loans reported in the AM business segment and in Corporate/Private Equity) for the dates indicated. For further information about the Firm’s nonaccrual and charge-off accounting policies, see Note 13 on pages 118–135 of this Form 10-Q.

Consumer credit portfolio					Three months ended March 31,
(in millions, except ratios)	Credit exposure		Nonaccrual loans(f)(g)		Net charge-offs		Average annual net charge-off rate(h)
	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	2012	2011	2012	2011
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Home equity – senior lien	$21,202	$21,765	$489	$495	$56	$65	1.04%	1.08%
Home equity – junior lien	54,005	56,035	2,277	792	486	655	3.55	4.26
Prime mortgage, including option ARMs	76,292	76,196	3,258	3,462	134	171	0.71	0.93
Subprime mortgage	9,289	9,664	1,569	1,781	130	186	5.51	6.80
Auto(a)	48,245	47,426	102	118	33	47	0.28	0.40
Business banking	17,822	17,652	649	694	96	119	2.19	2.86
Student and other	13,854	14,143	105	69	61	86	1.75	2.29
Total loans, excluding PCI loans and loans held-for-sale	240,709	242,881	8,449	7,411	996	1,329	1.66	2.14
Loans – PCI(b)
Home equity	22,305	22,697	NA	NA	NA	NA	NA	NA
Prime mortgage	14,781	15,180	NA	NA	NA	NA	NA	NA
Subprime mortgage	4,870	4,976	NA	NA	NA	NA	NA	NA
Option ARMs	22,105	22,693	NA	NA	NA	NA	NA	NA
Total loans – PCI	64,061	65,546	NA	NA	NA	NA	NA	NA
Total loans – retained	304,770	308,427	8,449	7,411	996	1,329	1.31	1.66
Loans held-for-sale	—	—	—	—	—	—	—	—
Total consumer, excluding credit card loans	304,770	308,427	8,449	7,411	996	1,329	1.31	1.66
Lending-related commitments
Home equity – senior lien(c)	16,248	16,542
Home equity – junior lien(c)	25,416	26,408
Prime mortgage	2,594	1,500
Subprime mortgage	—	—
Auto	7,127	6,694
Business banking	10,941	10,299
Student and other	795	864
Total lending-related commitments	63,121	62,307
Receivables from customers(d)	104	100
Total consumer exposure, excluding credit card	367,995	370,834
Credit card
Loans retained(e)	124,475	132,175	1	1	1,386	2,226	4.40	6.97
Loans held-for-sale	856	102	—	—	—	—	—	—
Total credit card loans	125,331	132,277	1	1	1,386	2,226	4.40	6.97
Lending-related commitments(c)	533,318	530,616
Total credit card exposure	658,649	662,893
Total consumer credit portfolio	$1,026,644	$1,033,727	$8,450	$7,412	$2,382	$3,555	2.21%	3.18%
Memo: Total consumer credit portfolio, excluding PCI	$962,583	$968,181	$8,450	$7,412	$2,382	$3,555	2.60%	3.77%

(a)	At March 31, 2012, and December 31, 2011, excluded operating lease–related assets of $4.4 billion in both periods.

(b)
Charge-offs are not recorded on PCI loans until actual losses exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. To date, no charge-offs have been recorded for these loans.

(c)
Credit card and home equity lending–related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be used at the same time. For credit card and home equity commitments (if certain conditions are met), the Firm can reduce or cancel these lines of credit by providing the borrower notice or, in some cases, without notice as permitted by law.

(d)	Receivables from customers primarily represent margin loans to retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(e)	Includes billed finance charges and fees net of an allowance for the uncollectible portion of billed and accrued interest and fee income.

(f)
At March 31, 2012, and December 31, 2011, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $11.8 billion and $11.5 billion, respectively, that are 90 or more days past due; and (2) student loans insured by U.S. government agencies under the FFELP of $586 million and $551 million, respectively, that are 90 or more days past due. These amounts were excluded from nonaccrual loans as reimbursement of insured amounts are proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the FFIEC, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(g)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(h)
Average consumer loans held-for-sale were $822 million and $3.1 billion, respectively, for the three months ended March 31, 2012 and 2011. These amounts were excluded when calculating net charge-off rates.

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances declined during the three months ended March 31, 2012, due to paydowns, portfolio run-off and charge-offs. Credit performance has improved across most portfolios but remains under stress. The following discussion relates to the specific loan and lending-related categories. PCI loans are generally excluded from individual loan product discussions and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, see Note 13 on pages 118–135 of this Form 10-Q.
Home equity: Home equity loans at March 31, 2012, were $75.2 billion, compared with $77.8 billion at December 31, 2011. The decrease in this portfolio primarily reflected loan paydowns and charge-offs. Early-stage delinquencies showed improvement from December 31, 2011, for both senior and junior lien home equity loans; while net charge-offs declined from the same period of the prior year. Junior lien nonaccrual loans increased from December 31, 2011, due to the addition of $1.6 billion of performing junior liens that are subordinate to senior liens that are 90 days or more past due based upon regulatory guidance issued during the first quarter of 2012.
Approximately 20% of the Firm’s home equity portfolio consists of home equity loans (“HELOANs”) and the remainder consists of home equity lines of credit (“HELOCs”). HELOANs are generally fixed-rate, closed-end, amortizing loans, with terms ranging from 3–30 years. Approximately half of the HELOANs are senior liens and the remainder are junior liens. In general, HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to a loan with a 20-year amortization period. At the time of origination, the borrower typically selects one of two minimum payment options that will generally remain in effect during the revolving period: a monthly payment of 1% of the outstanding balance, or interest-only payments based on a variable index (typically Prime).
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

At March 31, 2012, the Firm estimates that its home equity portfolio contained approximately $3.8 billion of current junior lien loans where the borrower has a first mortgage loan that is either delinquent or has been modified (“high-risk seconds”). Such loans are considered to pose a higher risk of default than that of junior lien loans for which the senior lien is neither delinquent nor modified. The Firm estimates the balance of its total exposure to high-risk seconds on a quarterly basis using loan level credit bureau data, which typically provides the delinquency status of the senior lien, as well as information from a database maintained by one of the bank regulatory agencies.

Current high risk junior liens
(in billions)	March 31, 2012
Modified current senior lien	$1.4
Senior lien 30 – 89 days delinquent	1.0
Senior lien 90 days or more delinquent	1.4	(a)
Total current high risk junior liens	$3.8

(a)
Junior liens subordinate to senior liens that are 90 days or more past due are classified as nonaccrual loans. Excludes approximately $200 million of junior liens that are performing but not current, which were also placed on nonaccrual in accordance with the regulatory guidance.

Of this estimated $3.8 billion balance, the Firm owns approximately 5% and services approximately 30% of the related senior lien loans to these borrowers. The performance of the Firm’s junior lien loans is generally consistent regardless of whether the Firm owns, services or does not own or service the senior lien. The increased probability of default associated with these higher-risk junior lien loans was considered in estimating the allowance for loan losses.
Based upon regulatory guidance issued in the first quarter of 2012, the Firm is now reporting performing junior liens that are subordinate to senior liens that are 90 days or more past due as nonaccrual loans. The prior period was not restated for this policy change. The classification of certain of these higher-risk junior lien loans as nonaccrual at March 31, 2012 did not have an impact on the allowance for loan losses, because as noted above, the Firm has previously considered the risk characteristics of this portfolio of loans in estimating its allowance for loan losses. This policy change had a minimal impact on the Firm’s net interest income because predominantly all of the reclassified loans are currently making payments.
Mortgage: Mortgage loans at March 31, 2012, including prime, subprime and loans held-for-sale, were $85.6 billion, compared with $85.9 billion at December 31, 2011. Balances declined slightly as paydowns, portfolio run-off and the charge-off or liquidation of delinquent loans were largely offset by new prime mortgage originations and

Ginnie Mae loans that the Firm elected to repurchase. Net charge-offs decreased from the same period of the prior year, as a result of improvement in delinquencies, but remained elevated.
Prime mortgages, including option adjustable-rate mortgages (“ARMs”), were $76.3 billion at March 31, 2012, compared with $76.2 billion at December 31, 2011. The increase was due primarily to prime mortgage originations and Ginnie Mae loans that the Firm elected to repurchase, partially offset by the charge-off or liquidation of delinquent loans, paydowns, and portfolio run-off of option ARM loans. Excluding loans insured by U.S. government agencies, both early-stage and late-stage delinquencies showed improvement during the quarter but remained elevated. Nonaccrual loans showed improvement, but also remained elevated as a result of ongoing foreclosure processing delays. Net charge-offs declined year-over-year but remained high.
Option ARM loans, which are included in the prime mortgage portfolio, were $7.2 billion and $7.4 billion and represented 9% and 10% of the prime mortgage portfolio at March 31, 2012, and December 31, 2011, respectively. The decrease in option ARM loans resulted from portfolio run-off. The Firm’s option ARM loans, other than those held in the PCI portfolio, are primarily loans with lower LTV ratios and higher borrower FICO scores. Accordingly, the Firm expects substantially lower losses on this portfolio when compared with the PCI option ARM pool. As of March 31, 2012, approximately 6% of option ARM borrowers were delinquent, 3% were making interest-only or negatively amortizing payments, and 91% were making amortizing payments (such payments are not necessarily fully amortizing). Approximately 85% of borrowers within the portfolio are subject to risk of payment shock due to future payment recast, as only a limited number of these loans have been modified. The cumulative amount of unpaid interest added to the unpaid principal balance due to negative amortization of option ARMs was not material at either March 31, 2012, or December 31, 2011. The Firm estimates the following balances of option ARM loans will undergo a payment recast that results in a payment increase: $143 million in 2012, $595 million in 2013 and $955 million in 2014. The option ARM portfolio was acquired by the Firm as part of the Washington Mutual transaction.
Subprime mortgages at March 31, 2012, were $9.3 billion, compared with $9.7 billion at December 31, 2011. The decrease was due to portfolio run-off and the charge-off or liquidation of delinquent loans. Both early-stage and late-stage delinquencies improved from December 31, 2011. However, delinquencies and nonaccrual loans remained at elevated levels. Net charge-offs improved from the same period of the prior year.

Auto: Auto loans at March 31, 2012, were $48.2 billion, compared with $47.4 billion at December 31, 2011. Loan balances increased due to new originations partially offset by paydowns and payoffs. Delinquent and nonaccrual loans have decreased from December 31, 2011. Net charge-offs decreased from the same period of the prior year as a result of declines in both loss frequency and loss severity, mainly due to enhanced underwriting standards and a strong used car market. The auto loan portfolio reflected a high concentration of prime-quality credits.
Business banking: Business banking loans at March 31, 2012, were $17.8 billion, compared with $17.7 billion at December 31, 2011. The increase was due to growth in new loan origination volumes. These loans primarily include loans that are collateralized, often with personal loan guarantees, and may also include Small Business Administration guarantees. Delinquent loans and nonaccrual loans showed improvement from December 31, 2011. Net charge-offs declined from the same period of the prior year.
Student and other: Student and other loans at March 31, 2012, were $13.9 billion, compared with $14.1 billion at December 31, 2011. The decrease was primarily due to paydowns and charge-offs of student loans. Other loans primarily include other secured and unsecured consumer loans. Delinquencies and nonaccrual loans increased from December 31, 2011, while charge-offs decreased from the same period of the prior year.
Purchased credit-impaired loans: PCI loans at March 31, 2012, were $64.1 billion, compared with $65.5 billion at December 31, 2011. This portfolio represents loans acquired in the Washington Mutual transaction, which were recorded at fair value at the time of acquisition.
During the first quarter of 2012, no additional impairment was recognized in connection with the Firm’s review of the PCI portfolios’ expected cash flows. At both March 31, 2012, and December 31, 2011, the allowance for loan losses for the home equity, prime mortgage, option ARM and subprime mortgage PCI portfolios was $1.9 billion, $1.9 billion, $1.5 billion and $380 million, respectively.
As of March 31, 2012, approximately 29% of the option ARM PCI loans were delinquent and 45% have been modified into fixed-rate, fully amortizing loans. Substantially all of the remaining loans are making amortizing payments, although such payments are not necessarily fully amortizing; in addition, substantially all of these loans are subject to the risk of payment shock due to future payment recast. The cumulative amount of unpaid interest added to the unpaid principal balance of the option ARM PCI pool was $1.0 billion and $1.1 billion at March 31, 2012, and December 31, 2011, respectively. The Firm estimates the following balances of option ARM PCI loans will undergo a payment recast that results in a payment increase: $1.8 billion in 2012 and $379 million in 2013 and $512 million in 2014.

The following table provides a summary of lifetime principal loss estimates included in both the nonaccretable difference and the allowance for loan losses. Lifetime principal loss estimates, which exclude the effect of foregone interest as a result of loan modifications, were relatively unchanged from December 31, 2011, to March 31, 2012. Principal charge-offs will not be recorded on these pools until the nonaccretable difference has been fully depleted.

Summary of lifetime principal loss estimates	Lifetime loss estimates(a)		LTD liquidation losses(b)
(in billions)	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
Home equity	$14.9	$14.9	$10.8	$10.4
Prime mortgage	4.6	4.6	2.5	2.3
Subprime mortgage	3.7	3.8	1.8	1.7
Option ARMs	11.4	11.5	7.1	6.6
Total	$34.6	$34.8	$22.2	$21.0

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses only plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses only was $8.3 billion and $9.4 billion at March 31, 2012, and December 31, 2011, respectively.

(b)	Life-to-date (“LTD”) liquidation losses represent realization of loss upon loan resolution.
At both March 31, 2012, and December 31, 2011, California had the greatest concentration of residential real estate loans with 24% of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans. Of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans, $78.0 billion, or 54%, were concentrated in California, New York, Arizona, Florida and Michigan at March 31, 2012, compared with $79.5 billion, or 54%, at December 31, 2011. The unpaid principal balance of PCI loans concentrated in these five states represented 72% of total PCI loans at both March 31, 2012, and December 31, 2011.
The current estimated average LTV ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 84% at March 31, 2012, compared with 83% at December 31, 2011. Excluding mortgage loans insured by U.S. government agencies and PCI loans, 24% of the retained portfolio had a current estimated LTV ratio greater than 100%, and 10% of the retained portfolio had a current estimated LTV ratio greater than 125%

at both March 31, 2012, and December 31, 2011. The decline in home prices since 2007 has had a significant impact on the collateral values underlying the Firm’s residential real estate loan portfolio. In general, the delinquency rate for loans with high LTV ratios is greater than the delinquency rate for loans in which the borrower has equity in the collateral. While a large portion of the loans with current estimated LTV ratios greater than 100% continue to pay and are current, the continued willingness and ability of these borrowers to pay remains uncertain.
The following table for PCI loans presents the current estimated LTV ratio, as well as the ratio of the carrying value of the underlying loans to the current estimated collateral value. Because such loans were initially measured at fair value, the ratio of the carrying value to the current estimated collateral value will be lower than the current estimated LTV ratio, which is based on the unpaid principal balance. The estimated collateral values used to calculate these ratios do not represent actual appraised loan-level collateral values; as such, the resulting ratios are necessarily imprecise and should therefore be viewed as estimates.

LTV ratios and ratios of carrying values to current estimated collateral values – PCI loans
	March 31, 2012					December 31, 2011
(in millions, except ratios)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)
Home equity	$24,330	117%	(b)	$20,397	98%	$25,064	117%	(b)	$20,789	97%
Prime mortgage	15,462	110		12,852	91	16,060	110		13,251	91
Subprime mortgage	6,965	115		4,490	74	7,229	115		4,596	73
Option ARMs	25,098	108		20,611	89	26,139	109		21,199	89

(a)
Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated at least quarterly based on home valuation models that utilize nationally recognized home price index valuation estimates; such models incorporate actual data to the extent available and forecasted data where actual data is not available.

(b)
Represents current estimated combined LTV for junior home equity liens, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property.

(c)
Net carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition and is also net of the allowance for loan losses of $1.9 billion for home equity, $1.9 billion for prime mortgage, $1.5 billion for option ARMs, and $380 million for subprime mortgage at both March 31, 2012, and December 31, 2011.

The current estimated average LTV ratios were 117% and 138% for California and Florida PCI loans, respectively, at March 31, 2012, compared with 117% and 140%, respectively, at December 31, 2011. Continued pressure on housing prices in California and Florida have contributed negatively to both the current estimated average LTV ratio and the ratio of net carrying value to current estimated collateral value for loans in the PCI portfolio. Of the PCI portfolio, 62% had a current estimated LTV ratio greater than 100%, and 31% had a current estimated LTV ratio greater than 125% at both March 31, 2012, and December 31, 2011.
While the current estimated collateral value is greater than the net carrying value of PCI loans, the ultimate performance of this portfolio is highly dependent on borrowers’ behavior and ongoing ability and willingness to continue to make payments on homes with negative equity, as well as on the cost of alternative housing. For further information on the geographic composition and current estimated LTVs of residential real estate – non-PCI and PCI loans, see Note 13 on pages 118–135 of this Form 10-Q.
Loan modification activities – residential real estate loans
For both the Firm’s on–balance sheet loans and loans serviced for others, more than 1.3 million mortgage modifications have been offered to borrowers and approximately 499,000 have been approved since the beginning of 2009. Of these, more than 490,000 have achieved permanent modification as of March 31, 2012. Of the remaining modifications offered, 20% are in a trial period or still being reviewed for a modification, while 80% have dropped out of the modification program or otherwise were not eligible for final modification.
The Firm is participating in the U.S. Treasury’s Making Home Affordable (“MHA”) programs and is continuing to expand its other loss-mitigation efforts for financially distressed borrowers who do not qualify for the U.S. Treasury’s programs. The MHA programs include the Home Affordable Modification Program (“HAMP”) and the Second Lien Modification Program (“2MP”). The Firm’s other loss-mitigation programs for troubled borrowers who do not qualify for HAMP include the traditional modification programs offered by the GSEs and Ginnie Mae, as well as the Firm’s proprietary modification programs, which include concessions similar to those offered under HAMP and 2MP but with expanded eligibility criteria. In addition, the Firm has offered specific targeted modification programs to higher risk borrowers, many of whom were current on their mortgages prior to modification. For further information about how loans are modified, see Note 13, Loan modifications, on pages 127–129 of this Form 10-Q.
Loan modifications under HAMP and under one of the Firm’s proprietary modification programs, which are largely modeled after HAMP, require at least three payments to be made under the new terms during a trial modification period, and must be successfully re-underwritten with income verification before the loan can be permanently modified. In the case of specific targeted modification programs, re-underwriting the loan or a trial modification period is generally not required. When the Firm modifies home equity lines of credit, future lending commitments related to the modified loans are canceled as part of the terms of the modification.
The primary indicator used by management to monitor the success of the modification programs is the rate at which the modified loans redefault. Modification redefault rates are affected by a number of factors, including the type of loan modified, the borrower’s overall ability and willingness to repay the modified loan and macroeconomic factors. Reduction in payment size for a borrower has shown to be the most significant driver in improving redefault rates.
The performance of modified loans generally differs by product type and also based on whether the underlying loan is in the PCI portfolio, due both to differences in credit quality and in the types of modifications provided. Performance metrics for modifications to the residential real estate portfolio, excluding PCI loans, that have been seasoned more than six months show weighted average redefault rates of 20% for senior lien home equity, 15% for junior lien home equity, 12% for prime mortgages including option ARMs, and 25% for subprime mortgages. The cumulative performance metrics for modifications to the PCI residential real estate portfolio seasoned more than six months show weighted average redefault rates of 15% for home equity, 16% for prime mortgages, 10% for option ARMs and 28% for subprime mortgages. The favorable performance of the option ARM modifications is the result of a targeted proactive program which fixes the borrower’s payment at the current level. The cumulative redefault rates reflect the performance of modifications completed under both HAMP and the Firm’s proprietary modification programs from October 1, 2009, through March 31, 2012. However, given the limited experience, ultimate performance of the modifications remain uncertain.

The following table presents information as of March 31, 2012, and December 31, 2011, relating to modified on–balance sheet residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. Modifications of PCI loans continue to be accounted for and reported as PCI loans, and the impact of the modification is incorporated into the Firm’s quarterly assessment of estimated future cash flows. Modifications of consumer loans other than PCI loans are generally accounted for and reported as troubled debt restructurings (“TDRs”). For further information on TDRs for the three months ended March 31, 2012, see Note 13 on pages 118–135 of this Form 10-Q.

Modified residential real estate loans	March 31, 2012		December 31, 2011
(in millions)	On–balance sheet loans	Nonaccrual on–balance sheet loans(d)	On–balance sheet loans	Nonaccrual on–balance sheet loans(d)
Modified residential real estate loans – excluding PCI loans(a)(b)
Home equity – senior lien	$338	$68	$335	$77
Home equity – junior lien	706	209	657	159
Prime mortgage, including option ARMs	5,018	888	4,877	922
Subprime mortgage	3,226	728	3,219	832
Total modified residential real estate loans – excluding PCI loans	$9,288	$1,893	$9,088	$1,990
Modified PCI loans(c)
Home equity	$1,129	NA	$1,044	NA
Prime mortgage	5,450	NA	5,418	NA
Subprime mortgage	3,959	NA	3,982	NA
Option ARMs	13,435	NA	13,568	NA
Total modified PCI loans	$23,973	NA	$24,012	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At March 31, 2012, and December 31, 2011, $4.7 billion and $4.3 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) were excluded from loans accounted for as TDRs. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 15 on pages 137–144 of this Form 10-Q.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
Loans modified in a TDR that are on nonaccrual status may be returned to accrual status when repayment is reasonably assured and the borrower has made a minimum of six payments under the new terms. As of March 31, 2012, and December 31, 2011, nonaccrual loans included $837 million and $886 million, respectively, of TDRs for which the borrowers had not yet made six payments under the modified terms.

Nonperforming assets
The following table presents information as of March 31, 2012, and December 31, 2011, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	Mar 31, 2012	Dec 31, 2011
Nonaccrual loans(b)(c)
Home equity – senior lien	$489	$495
Home equity – junior lien	2,277	792
Prime mortgage, including option ARMs	3,258	3,462
Subprime mortgage	1,569	1,781
Auto	102	118
Business banking	649	694
Student and other	105	69
Total nonaccrual loans	8,449	7,411
Assets acquired in loan satisfactions
Real estate owned	831	802
Other	38	44
Total assets acquired in loan satisfactions	869	846
Total nonperforming assets	$9,318	$8,257

(a)	At March 31, 2012, and December 31, 2011, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $11.8 billion and $11.5 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $1.2 billion and $954 million, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $586 million and $551 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

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

(c)	At March 31, 2012, and December 31, 2011, consumer, excluding credit card nonaccrual loans represented 2.77% and 2.40%, respectively, of total consumer, excluding credit card loans.
Nonaccrual loans: Total consumer, excluding credit card, nonaccrual loans were $8.4 billion at March 31, 2012, compared with $7.4 billion at December 31, 2011. Nonaccrual loans increased $1.6 billion at March 31, 2012, as a result of reporting performing junior lien home equity loans that are subordinate to senior liens that are 90 days or more past due as nonaccrual loans based on new regulatory guidance. For more information on the change in reporting of these junior liens, see the home equity portfolio analysis discussion on page 62 of this Form 10-Q. The elongated foreclosure processing timelines are expected to continue to result in elevated levels of nonaccrual loans in the residential real estate portfolios. In addition, modified loans have also contributed to the elevated level of nonaccrual loans, since the Firm’s policy requires modified loans that are on nonaccrual to remain on nonaccrual status until payment is reasonably assured and the borrower has made a minimum of six payments under the modified terms. Nonaccrual loans in the residential real estate portfolio totaled $7.6 billion at March 31, 2012, of which 56% were greater than 150 days past due; this compared with nonaccrual residential real estate loans of $6.5 billion at December 31, 2011, of which 69% were greater than 150 days past due. At March 31, 2012, and December 31, 2011, modified residential real estate loans of $1.9 billion and $2.0 billion, respectively, were classified as nonaccrual loans, of which $837 million and $886 million, respectively, had yet to make six payments under their modified terms; the remaining nonaccrual modified loans have redefaulted. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 50% to estimated collateral value at both March 31, 2012, and December 31, 2011.
Real estate owned (“REO”): REO assets are managed for prompt sale and disposition at the best possible economic value. REO assets are those individual properties where the Firm gains ownership and possession at the completion of the foreclosure process. REO assets, excluding those insured by U.S. government agencies, increased by $29 million from $802 million at December 31, 2011, to $831 million at March 31, 2012.
Mortgage servicing-related matters
The recent financial crisis resulted in unprecedented levels of delinquencies and defaults of residential real estate loans. Such loans require varying degrees of loss mitigation activities. It is the Firm’s goal that foreclosure in these situations be a last resort, and accordingly, the Firm has made, and continues to make, significant efforts to help borrowers stay in their homes. Since the third quarter of 2009, the Firm has prevented two foreclosures (through loan modification, short sales, and other foreclosure prevention means) for every foreclosure completed.
The Firm has a well-defined foreclosure prevention process when a borrower fails to pay on his or her loan. Customer contacts are attempted multiple times in various ways to pursue options other than foreclosure. In addition, if the Firm is unable to contact a customer, various reviews are completed of a borrower’s facts and circumstances before a foreclosure sale is completed. The average delinquency at foreclosure over the last year has been approximately 21 months.
The high volume of delinquent and defaulted mortgages experienced by the Firm placed a significant amount of stress on the Firm’s servicing operations. The Firm has made, and is continuing to make, significant changes to its mortgage operations in order to enhance its mortgage servicing, loss mitigation and foreclosure processes. It has also entered into a global settlement with certain federal and state agencies, and consent orders with its banking regulators with respect to these matters.
Global settlement with federal and state agencies: On February 9, 2012, the Firm announced that it had agreed to a settlement in principle (the “global settlement”) with a number of federal and state government agencies, including the U.S. Department of Justice, the U.S. Department of Housing and Urban Development, the Consumer Financial Protection Bureau and the State Attorneys General, relating to the servicing and origination of mortgages. The global settlement, which was effectively finalized in the first quarter of 2012, pursuant to the execution of a definitive agreement and subsequent receipt of court approval on April 5, 2012, calls for the Firm to, among other things: (i) make cash payments of approximately $1.1 billion (a portion of which will be set aside for payments to borrowers) (“Cash Settlement Payment”); (ii) provide approximately $500 million of refinancing relief to certain “underwater” borrowers whose loans are owned and serviced by the Firm (“Refi Program”); and (iii) provide approximately $3.7 billion of additional relief for certain borrowers, including reductions of principal on first and second liens, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners (“Consumer Relief Program”).
The purpose of the Refi Program is to allow borrowers who are current on their Firm-owned mortgage loans to refinance those loans and take advantage of the current low interest rate environment. Borrowers who may be eligible for the Refi Program are unable to refinance their mortgage loans under standard refinancing programs because they have no equity or, in many cases, negative equity in their homes. The initial interest rate on loans refinanced under the Refi Program will be lower than the borrower’s interest rate prior to the refinancing and will be capped at the greater of 100 basis points over Freddie Mac’s then-current Primary Mortgage Market Survey Rate or 5.25%. The terms of the refinanced loans may provide for a reduced interest rate either for the remaining life of the loan or for five years. In the latter case, the interest rate would revert to the borrower’s contractual interest rate that was in effect prior to the refinancing; any interest rate increase would be capped at 50 basis points per year. In substance, these refinancings are more similar to loan modifications than traditional refinancings. While the ultimate number and principal balance of loans that will be refinanced under the Refi Program will depend upon the determination of borrower eligibility and borrowers’ responses to offers to participate in the Refi Program, the Firm expects to refinance loans with an unpaid principal balance in excess of $3 billion within the next three years. The Firm intends to introduce the Refi Program in the second quarter of 2012.

The first and second lien loan modifications provided in the Consumer Relief Program will typically involve principal reductions for borrowers who have negative equity in their homes and who are experiencing financial difficulty. These loan modifications are expected to be performed under either MHA (e.g., HAMP, 2MP) or one of the Firm’s proprietary modification programs. As of March 31, 2012, the Firm had begun to provide relief to borrowers under the Consumer Relief Program.
If the Firm does not meet certain targets set forth in the global settlement agreement for providing either refinancings under the Refi Program or other borrower relief under the Consumer Relief Program within certain prescribed time periods, the Firm must instead make additional cash payments. In general, 75% of the targets must be met within two years of the date of the global settlement and 100% must be achieved within three years of that date. The Firm currently expects it will meet the targets for providing refinancing and other borrower relief within the prescribed time periods.
The global settlement also requires the Firm to adhere to certain enhanced mortgage servicing standards. The servicing standards include, among other items, the following enhancements to the Firm’s servicing of loans: a pre-foreclosure notice to all borrowers, which will include account information, holder status, and loss mitigation steps taken; enhancements to payment application and collections processes; strengthening procedures for filings in bankruptcy proceedings; deploying specific restrictions on “dual track” of foreclosure and loss mitigation; standardizing the process for appeal of loss mitigation denials; and implementing certain restrictions on fees, including the waiver of certain fees while a borrower’s loss mitigation application is being evaluated.
The global settlement releases the Firm from certain further claims by participating government entities related to servicing activities, including foreclosures and loss mitigation activities; certain origination activities; and certain bankruptcy-related activities. Not included in the global settlement are any claims arising out of securitization activities, including representations made to investors with respect to mortgage-backed securities; criminal claims; and repurchase demands from the GSEs, among other items.

While the Firm expects to incur additional operating costs to comply with portions of the global settlement, including the enhanced servicing standards, the Firm’s 2011 results of operations reflected the estimated costs of the global settlement (i.e., the Cash Settlement Payment, the Refi Program and the Consumer Relief Program). Accordingly, the Firm expects that the financial impact of the global settlement on the Firm’s financial condition and results of operation for 2012 and future periods will not be material. The Firm expects to account for all refinancings performed under the Refi Program and all first and second lien loans modified under the Consumer Relief Program as TDRs. The estimated impacts of both the Refi Program and the Consumer Relief Program have been considered in the Firm’s allowance for loan losses.
Also, on February 9, 2012, the Firm entered into agreements with the Federal Reserve and the OCC for the payment of civil money penalties related to conduct that was the subject of consent orders entered into with the banking regulators in April 2011, as discussed further below. The Firm’s payment obligations under those agreements will be deemed satisfied by the Firm’s payments and provisions of relief under the global settlement.
For further information on the global settlement, see Critical Accounting Estimates Used by the Firm on pages 80–82, Note 2 on pages 90–91, Note 13 on pages 118–135, and Note 23 on pages 154–163 of this Form 10-Q.
Consent Orders: During the second quarter of 2011, the Firm entered into Consent Orders ("Orders") with banking regulators relating to its residential mortgage servicing, foreclosure and loss-mitigation activities. In the Orders, the regulators have mandated significant changes to the Firm’s servicing and default business and outlined requirements to implement these changes. During 2011, in accordance with the requirements of the Orders, the Firm submitted comprehensive action plans, the plans have been approved, and the Firm has commenced implementation. The plans set forth the steps necessary to ensure the Firm’s residential mortgage servicing, foreclosure and loss-mitigation activities are conducted in accordance with the requirements of the Orders.

To date, the Firm has implemented a number of corrective actions including the following:

•	Established an independent Compliance Committee which meets regularly and monitors progress against the Orders.

•
Launched a new Customer Assistance Specialist organization for borrowers to facilitate the single point of contact initiative and ensure effective coordination and communication related to foreclosure, loss-mitigation and loan modification.

•	Enhanced its approach to oversight over third-party vendors for foreclosure or other related functions.

•
Standardized the processes for maintaining appropriate controls and oversight of the Firm’s activities with respect to the Mortgage Electronic Registration system (“MERS”) and compliance with MERSCORP’s membership rules, terms and conditions.

•	Strengthened its compliance program so as to ensure mortgage-servicing and foreclosure operations, including loss-mitigation and loan modification, comply with all applicable legal requirements.

•	Enhanced management information systems for loan modification, loss-mitigation and foreclosure activities.

•	Developed a comprehensive assessment of risks in servicing operations including, but not limited to, operational, transaction, legal and reputational risks.

•	Made technological enhancements to automate and streamline processes for the Firm’s document management, training, skills assessment and payment processing initiatives.

•	Deployed an internal validation process to monitor progress under the comprehensive action plans.
In addition, pursuant to the Orders, the Firm is required to enhance oversight of its mortgage servicing activities, including oversight by compliance, management and audit personnel and, accordingly, has made and continues to make changes in its organization structure, control oversight and customer service practices.
Pursuant to the Orders, the Firm has retained an independent consultant to conduct a review of its residential foreclosure actions during the period from January 1, 2009, through December 31, 2010 (including foreclosure actions brought in respect of loans being serviced), and to remediate any errors or deficiencies identified by the independent consultant, including, if required, by reimbursing borrowers for any identified financial injury they may have incurred. The borrower outreach process was launched in the fourth quarter of 2011, and the independent consultant is conducting its review. For additional information, see Mortgage Foreclosure Investigations and Litigation in Note 23 on pages 154–163 of this Form 10-Q.

Credit Card
Total credit card loans were $125.3 billion at March 31, 2012, a decrease of $6.9 billion from December 31, 2011, due to seasonality and higher repayment rates.
For the retained credit card portfolio, the 30+ day delinquency rate decreased to 2.56% at March 31, 2012, from 2.81% at December 31, 2011. For the three months ended March 31, 2012 and 2011, the net charge-off rates were 4.40% and 6.97% respectively. The delinquency trend continued to show improvement. Charge-offs have improved as a result of lower delinquent loans. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification. The greatest geographic concentration of credit card retained loans is in California, which represented 13% of total retained loans at both March 31, 2012, and December 31, 2011. Loan concentration for the top five states of California, New York, Texas, Florida and Illinois consisted of $50.6 billion in receivables, or 41% of the retained loan portfolio, at March 31, 2012, compared with $53.6 billion, or 40%, at December 31, 2011.
Modifications of credit card loans
At March 31, 2012, and December 31, 2011, the Firm had $6.5 billion and $7.2 billion, respectively, of credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms because the cardholder did not comply with the modified payment terms. The decrease in modified credit card loans outstanding from December 31, 2011, was attributable to a reduction in new modifications as well as ongoing payments and charge-offs on previously modified credit card loans.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status. However, the Firm establishes an allowance, which is recorded as an offset to interest income, for the estimated uncollectible portion of billed and accrued interest and fee income.
For additional information about loan modification programs to borrowers, see Note 14 on pages 231–252 of JPMorgan Chase’s 2011 Annual Report.

COMMUNITY REINVESTMENT ACT EXPOSURE
The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of borrowers in all segments of their communities, including neighborhoods with low or moderate incomes. JPMorgan Chase is a national leader in community development by providing loans, investments and community development services in communities across the United States.
At both March 31, 2012, and December 31, 2011, the Firm’s CRA loan portfolio was approximately $15 billion. At March 31, 2012, and December 31, 2011, 62% and 63%,

respectively, of the CRA portfolio were residential mortgage loans; 18% and 17%, respectively, were business banking loans; 14%, for both periods, were commercial real estate loans; and 6%, for both periods, were other loans. CRA nonaccrual loans were 5% and 6% of the Firm’s total nonaccrual loans at March 31, 2012, and December 31, 2011, respectively. Net charge-offs in the CRA portfolio were 3% and 2%, respectively, of the Firm’s net charge-offs for the three months ended March 31, 2012 and 2011.

ALLOWANCE FOR CREDIT LOSSES
JPMorgan Chase’s allowance for loan losses covers the wholesale (risk-rated); consumer, excluding credit card; and credit card portfolios (primarily scored). The allowance represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also determines an allowance for wholesale and certain consumer, excluding credit card, lending-related commitments.
For a further discussion of the components of the allowance for credit losses, see Critical Accounting Estimates Used by the Firm on pages 80–82 and Note 14 on page 136 of this Form 10-Q.
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm, and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of March 31, 2012, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb probable credit losses inherent in the portfolio).

The allowance for credit losses was $26.6 billion at March 31, 2012, a decrease of $1.7 billion from $28.3 billion at December 31, 2011. The consumer, excluding credit card, allowance for loan losses decreased $997 million largely due to a reduction in the allowance related to the non-PCI residential real estate portfolio, due to lower estimated losses as mortgage delinquency trends improved. The credit card allowance for loan losses decreased by $748 million from December 31, 2011, primarily as a result of lower estimated losses related to improved delinquency trends as well as lower levels of outstandings. The wholesale allowance for loan losses was relatively unchanged from December 31, 2011.
The allowance for lending-related commitments for both the wholesale and consumer, excluding credit card portfolios, which is reported in other liabilities, totaled $750 million and $673 million at March 31, 2012, and December 31, 2011, respectively.
The credit ratios in the following table are based on retained loan balances, which exclude loans held-for-sale and loans accounted for at fair value.

Summary of changes in the allowance for credit losses

	2012				2011
Three months ended March 31,	Wholesale	Consumer, excluding credit card	Credit card	Total	Wholesale	Consumer, excluding credit card	Credit card	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$4,316	$16,294	$6,999	$27,609	$4,761	$16,471	$11,034	$32,266
Gross charge-offs	92	1,134	1,627	2,853	253	1,460	2,631	4,344
Gross recoveries	(87)	(138)	(241)	(466)	(88)	(131)	(405)	(624)
Net charge-offs	5	996	1,386	2,387	165	1,329	2,226	3,720
Provision for loan losses	8	2	636	646	(359)	1,329	226	1,196
Other	4	(3)	2	3	(3)	4	7	8
Ending balance at March 31,	$4,323	$15,297	$6,251	$25,871	$4,234	$16,475	$9,041	$29,750
Impairment methodology
Asset-specific(a)	$448	$760	$2,402	$3,610	$1,030	$1,067	$3,819	$5,916
Formula-based	3,875	8,826	3,849	16,550	3,204	10,467	5,222	18,893
PCI	—	5,711	—	5,711	—	4,941	—	4,941
Total allowance for loan losses	$4,323	$15,297	$6,251	$25,871	$4,234	$16,475	$9,041	$29,750
Allowance for lending-related commitments
Beginning balance at January 1,	$666	$7	$—	$673	$711	$6	$—	$717
Provision for lending-related commitments	81	(1)	—	80	(27)	—	—	(27)
Other	(4)	1	—	(3)	(2)	—	—	(2)
Ending balance at March 31,	$743	$7	$—	$750	$682	$6	$—	$688
Impairment methodology
Asset-specific	$187	$—	$—	$187	$184	$—	$—	$184
Formula-based	556	7	—	563	498	6	—	504
Total allowance for lending-related commitments	$743	$7	$—	$750	$682	$6	$—	$688
Total allowance for credit losses	$5,066	$15,304	$6,251	$26,621	$4,916	$16,481	$9,041	$30,438
Memo:
Retained loans, end of period	$283,653	$304,770	$124,475	$712,898	$229,648	$320,998	$124,791	$675,437
Retained loans, average	276,764	306,657	126,795	710,216	226,544	323,961	129,535	680,040
PCI loans, end of period	22	64,061	—	64,083	56	70,765	—	70,821
Credit ratios
Allowance for loan losses to retained loans	1.52%	5.02%	5.02%	3.63%	1.84%	5.13%	7.24%	4.40%
Allowance for loan losses to retained nonaccrual loans(b)	223	181	NM	249	92	192	NM	226
Allowance for loan losses to retained nonaccrual loans excluding credit card	223	181	NM	189	92	192	NM	157
Net charge-off rates(c)	0.01	1.31	4.40	1.35	0.30	1.66	6.97	2.22
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans (d)	1.52	3.98	5.02	3.11	1.84	4.61	7.24	4.10
Allowance for loan losses to retained nonaccrual loans(b)(d)	223	113	NM	194	92	135	NM	189
Allowance for loan losses to retained nonaccrual loans excluding credit card(b)(d)	223	113	NM	134	92	135	NM	120
Net charge-off rates(d)	0.01%	1.66%	4.40%	1.49%	0.30%	2.14%	6.97%	2.48%

(a)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

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

(c)	Charge-offs are not recorded on PCI loans until actual losses exceed estimated losses recorded as purchase accounting adjustments at the time of acquisition.

(d)	Excludes the impact of PCI loans acquired as part of the Washington Mutual transaction.

Provision for credit losses
For the three months ended March 31, 2012, the provision for credit losses was $726 million, down 38% from the prior year. The consumer, excluding credit card, provision for credit losses was $1 million, compared with $1.3 billion in the prior-year period, reflecting a reduction in allowance for loan losses due to lower estimated losses in the non-PCI residential real estate portfolio as delinquency trends improved. For the three months ended March 31, 2012, the wholesale provision for credit losses was $89 million, compared with a benefit of $386 million in the prior-year period. The prior year wholesale provision reflected a reduction in loan loss reserves due to an improvement in the credit environment. The credit card provision for credit losses was $636 million compared with $226 million in the prior year. The current-quarter credit card provision reflected lower net charge-offs and a reduction of $750 million to the allowance for loan losses due to lower estimated losses; the prior-year provision included a reduction of $2.0 billion to the allowance for loan losses.

Three months ended March 31,	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2012	2011	2012	2011	2012	2011
Wholesale	$8	$(359)	$81	$(27)	$89	$(386)
Consumer, excluding credit card	2	1,329	(1)	—	1	1,329
Credit card	636	226	—	—	636	226
Total provision for credit losses	$646	$1,196	$80	$(27)	$726	$1,169

MARKET RISK MANAGEMENT
For a discussion of the Firm’s Market Risk Management organization, major market risk drivers and classification of risks, see pages 158–163 of JPMorgan Chase’s 2011 Annual Report.
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
The Firm calculates VaR to estimate possible losses for its current positions using historical simulation, which measures risk across instruments and portfolios in a consistent, comparable way. The Firm's VaR calculation is highly granular and incorporates numerous risk factors, which are selected based on the risk profile of each portfolio. The simulation is based on data for the previous

12 months. This approach assumes that historical changes in market values are representative of the distribution of potential outcomes in the immediate future. VaR is calculated using a one day time horizon and an expected tail-loss methodology, and approximates a 95% confidence level. This means that, assuming current changes in market values are consistent with the historical changes used in the simulation, the Firm would expect to incur losses greater than that predicted by VaR estimates five times in every 100 trading days, or about 12 to 13 times a year. However, differences between current and historical market price volatility may result in fewer or greater VaR exceptions than the number indicated by the historical simulation. In addition, based on their reliance on available historical data, limited time horizons, and other factors, VaR measures are inherently limited in their ability to measure certain risks and to predict losses, particularly those associated with market illiquidity and sudden or severe shifts in market conditions. As a result, the Firm considers other metrics in addition to VaR to monitor and manage its market risk positions.

The table below shows the results of the Firm’s VaR measure using a 95% confidence level.

Total IB trading VaR by risk type, Credit portfolio VaR and other VaR
	Three months ended March 31,
	2012						2011						At March 31,
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2012		2011
IB VaR by risk type
Fixed income	$60		$47		$73		$49		$44		$56		$69		$55
Foreign exchange	11		8		22		11		9		17		14		11
Equities	17		12		25		29		19		42		17		22
Commodities and other	21		16		27		13		8		20		16		10
Diversification benefit to IB trading VaR	(46)	(a)	NM	(b)	NM	(b)	(38)	(a)	NM	(b)	NM	(b)	(62)	(a)	(37)	(a)
IB trading VaR	63		50		79		64		40		80		54		61
Credit portfolio VaR	32		26		42		26		22		33		30		28
Diversification benefit to IB trading and credit portfolio VaR	(14)	(a)	NM	(b)	NM	(b)	(7)	(a)	NM	(b)	NM	(b)	(13)	(a)	(7)	(a)
Total IB trading and credit portfolio VaR	81		70		99		83		53		102		71		82
Other VaR
Mortgage Production and Servicing VaR	11		8		16		16		10		32		11		18
Chief Investment Office (“CIO”) VaR(c)	129		85		187		60		55		64		186		55
Diversification benefit to total other VaR	(4)	(a)	NM	(b)	NM	(b)	(14)	(a)	NM	(b)	NM	(b)	(6)	(a)	(13)	(a)
Total other VaR(c)	136		89		197		62		55		69		191		60
Diversification benefit to total IB and other VaR	(47)	(a)	NM	(b)	NM	(b)	(57)	(a)	NM	(b)	NM	(b)	(61)	(a)	(56)	(a)
Total IB and other VaR(c)	$170		$111		$232		$88		$67		$104		$201		$86

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

(c)
CIO VaR presented above for the period ended March 31, 2012 supersedes the Firm’s VaR disclosures included in its Form 8-K filed on April 13, 2012 and was calculated using a methodology consistent with the methodology used to calculate CIO's VaR in 2011, including the first quarter of 2011 reflected above.

VaR Measurement
IB trading VaR includes substantially all market-making and client-driven activities as well as certain risk management activities in IB. This includes the credit spread sensitivities of certain mortgage products and syndicated lending facilities that the Firm intends to distribute. The Firm uses proxies to estimate the VaR for these and other products when daily time series are not available. It is likely that using an actual price-based time series for these products, if available, would affect the VaR results presented. In addition, for certain products included in IB trading and credit portfolio VaR, certain risk parameters that do not have daily observable values are not captured, such as correlation risk.
Credit portfolio VaR includes the derivative CVA, hedges of the CVA and the fair value of hedges of the retained loan portfolio, which are reported in principal transactions revenue. However, Credit portfolio VaR does not include the retained portfolio, which is not reported at fair value.
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
As noted above, IB, Credit portfolio and other VaR does not include the retained Credit portfolio, which is not reported at fair value; however, it does include hedges of those positions. It also does not include DVA on derivative and structured liabilities to reflect the credit quality of the Firm; principal investments (mezzanine financing, tax-oriented investments, etc.); and certain securities and investments held by the Corporate/Private Equity line of business, including private equity investments, capital management positions and longer-term investments managed by CIO. These longer-term positions are managed through the Firm’s nontrading interest rate-sensitive revenue-at-risk and other cash flow-monitoring processes, rather than by using a VaR measure. Principal investing activities and Private Equity positions are managed using stress and scenario analyses. See the DVA sensitivity table on page 75 of this

Form 10-Q. For a discussion of Corporate/Private Equity, see pages 33–34 of this Form 10-Q.
The Firm's VaR models are continuously evaluated and enhanced in response to changes in the composition of the Firm's portfolios, changes in market conditions and dynamics, improvements in the Firm's modeling techniques, system capabilities, and other factors.
First-quarter 2012 VaR results
As presented in the table above, average total IB and other VaR was $170 million for the three months ended March 31, 2012, compared with $88 million for the comparable 2011 period. The increase in average VaR was primarily driven by an increase in CIO VaR and a decrease in diversification benefit across the Firm.
Average total IB trading and credit portfolio VaR for the three months ended March 31, 2012, was $81 million, compared with $83 million for the comparable 2011 period. The decrease in IB trading VaR was driven by a reduction in exposure in the equity risk component along with an offsetting increase in exposure in the fixed income risk component.
CIO VaR averaged $129 million for the three months ended March 31, 2012, compared with $60 million for the comparable 2011 period. The increase in CIO average VaR was due to changes in the synthetic credit portfolio held by CIO as part of its management of structural and other risks arising from the Firm's on-going business activities.
Mortgage Production and Servicing VaR averaged $11 million for the three months ended March 31, 2012, compared with $16 million for the comparable 2011 period. The decrease was primarily driven by position changes in the MSR Portfolio.
The Firm’s average IB and other VaR diversification benefit was $47 million, or 22% of the sum for the three months ended March 31, 2012, compared with $57 million, or 39% of the sum for the comparable 2011 period. In general, over the course of the year, VaR exposure can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR back-testing
The Firm conducts daily back-testing of VaR against its market risk related revenue. For the three months ended March 31, 2012, losses were sustained on one day, which did not exceed the VaR measure.

The following histogram illustrates the daily market risk-related gains and losses for IB, CIO and Mortgage Production and Servicing positions for 2012. This market risk-related revenue is defined as the change in value of: principal transactions revenue for IB and CIO (less Private Equity gains/losses and revenue from longer-term CIO investments); trading-related net interest income for IB, CIO and Mortgage Production and Servicing; IB brokerage commissions, underwriting fees or other revenue; revenue from syndicated lending facilities that the Firm intends to distribute; and mortgage fees and related income for the Firm’s mortgage pipeline and warehouse loans, MSRs, and all related hedges. Daily firmwide market risk-related revenue excludes gains and losses from DVA.
The chart shows that the Firm posted market risk-related gains on 64 of the 65 days in this period, with one day exceeding $200 million. The inset graph looks at those days on which the Firm experienced losses and depicts the amount by which the VaR exceeded the actual loss on each of those days.

Daily IB & Other Market Risk-Related Gains and Losses
(95% confidence-level VaR)
Three months ended March 31, 2012
Average Daily Revenue: $114 million
Number of Trading Days
0
2
4
6
8
10
12
14
16
18
20
<0
0><30
30><60
60><90
90><120
120><160
160><200
>200
$ in millions
Daily IB & Other VaR Less Market Risk-Related Losses
Number of Trading Days
0
1
2
<0
0><40
40><80
80><120
>120
$ in Millions

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

Debit valuation adjustment sensitivity
(in millions)	One basis-point increase in JPMorgan Chase’s credit spread
March 31, 2012	$35
December 31, 2011	35
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

Nontrading interest rate-sensitive revenue-at-risk (i.e., “earnings-at-risk”)
The VaR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s Consolidated Balance Sheets to changes in market variables. The effect of interest rate exposure on reported net income is also important. Interest rate risk represents one of the Firm’s significant market risk exposures. This risk arises not only from trading activities but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits, issuing debt, and holding securities and off-balance sheet positions to manage the Firm’s asset/liability profile. The Firm manages this interest rate risk generally through its investment securities portfolio and related derivatives. The Firm evaluates its nontrading interest rate risk exposure through the stress testing of earnings-at-risk, which measures the extent to which changes in interest rates will affect the Firm’s core net interest income (for a further discussion see Core net interest income on page 13 of this Form 10-Q) and interest rate-sensitive fees (“nontrading interest rate-sensitive revenue”). Earnings-at-risk excludes the impact of trading activities and MSRs as these sensitivities are captured under VaR. For further discussion on interest rate exposure, see Nontrading interest rate-sensitive revenue-at-risk on pages 161–162 of JPMorgan Chase’s 2011 Annual Report.
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

JPMorgan Chase’s 12-month pretax earnings sensitivity profiles. (Excludes the impact of trading activities and MSRs)
	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp		-200bp
March 31, 2012	$3,877	$2,234	NM	(a)	NM	(a)
December 31, 2011	4,046	2,326	NM	(a)	NM	(a)

(a)
Downward 100- and 200-basis-point parallel shocks result in a Federal Funds target rate of zero and negative three- and six-month treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful.

The change in earnings at risk from December 31, 2011, resulted from investment portfolio repositioning. The Firm’s risk to rising rates was largely the result of widening deposit margins, which are currently compressed due to very low short-term interest rates.
Additionally, another interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month pretax earnings benefit of $549 million. The increase in earnings under this scenario is due to reinvestment of maturing assets at the higher long-term rates, with funding costs remaining unchanged.

COUNTRY RISK MANAGEMENT
For a discussion of the Firm’s Country Risk Management organization, and country risk identification, measurement, monitoring and control, see pages 163–165 of JPMorgan Chase’s 2011 Annual Report.
The Firm is exposed to country risk through its wholesale lending, investing, and market-making activities, whether cross-border or locally funded. Country exposure includes activity with both government and private-sector entities in a country. Under the Firm’s internal risk management approach, country exposure is reported based on the country where the majority of the assets of the obligor, counterparty, issuer or guarantor are located or where the majority of its revenue is derived, which may be different than the domicile (legal residence) of the obligor, counterparty, issuer or guarantor. Exposures are generally measured by considering the Firm’s risk to an immediate default of the counterparty or obligor, with zero recovery.
The Firm’s internal risk management approach differs from the reporting provided under FFIEC bank regulatory requirements. There are significant reporting differences in reporting methodology, including with respect to the treatment of collateral received and the benefit of credit derivative protection. For further information on the FFIEC’s reporting methodology, see Cross-border outstandings on page 322 of JPMorgan Chase’s 2011 Form 10-K.
The following table presents the Firm’s top 20 country exposures (excluding U.S.) based on its internal measurements of exposure. The selection of countries is based solely on the Firm’s largest total exposures by country and does not represent its view of any actual or potentially adverse credit conditions.

Top 20 country exposures
	March 31, 2012
(in billions)	Lending(a)	Trading and investing(b)(c)	Other(d)	Total exposure
United Kingdom	$31.5	$72.6	$5.2	$109.3
Germany	33.8	22.9	—	56.7
France	15.0	32.4	—	47.4
Switzerland	39.6	3.5	0.4	43.5
Netherlands	4.4	36.7	1.8	42.9
Australia	7.5	20.7	—	28.2
Canada	11.3	6.5	0.4	18.2
Brazil	5.5	10.9	—	16.4
India	7.6	7.4	—	15.0
Korea	6.3	7.8	0.3	14.4
China	7.4	4.0	0.5	11.9
Mexico	2.1	6.8	—	8.9
Italy	3.1	4.9	—	8.0
Hong Kong	3.6	3.9	0.1	7.6
Japan	3.4	3.9	—	7.3
Malaysia	1.8	3.5	0.5	5.8
Taiwan	2.8	3.0	—	5.8
Spain	3.5	2.0	0.1	5.6
Belgium	2.7	2.8	0.1	5.6
Singapore	3.0	1.5	0.9	5.4

(a)
Lending includes loans and accrued interest receivable, net of the allowance for loan losses, deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit.

(b)	Includes market-making inventory, securities held in AFS accounts and hedging.

(c)
Includes single name and portfolio credit derivative products for which one or more of the underlying reference entities is in a country listed in the above table. As of March 31, 2012, the Firm's country risk reporting reflects enhanced measurement of portfolio credit derivative products. The methodology used to decompose this exposure into individual countries assumes all the portfolio names in that particular country default at the same time. Changes in this assumption can produce different results.

(d)	Includes capital invested in local entities and physical commodity storage.
Selected European exposure
Several European countries, including Spain, Italy, Ireland, Portugal and Greece, have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The Firm believes its exposure to these five countries is modest relative to the Firm’s overall risk exposures and is manageable given the size and types of exposures to each of the countries and the diversification of the aggregate exposure. The Firm continues to conduct business and support client activity in these countries and, therefore, the Firm’s aggregate net exposures and sector distribution may vary over time. In addition, the net exposures may be affected by changes in market conditions, including the effects of interest rates and credit spreads on market valuations. The Firm is closely monitoring its exposures in these countries.

The following table presents the Firm’s direct exposure to these five countries at March 31, 2012, as measured under the Firm’s internal risk management approach.

March 31, 2012 (in billions)	Lending(a)	AFS securities(b)	Trading(c)(d)	Derivative collateral(e)	Portfolio hedging(f)	Total exposure
Spain
Sovereign	$—	$0.5	$(0.4)	$—	$(0.1)	$—
Non-sovereign	3.5	0.3	5.2	(3.0)	(0.4)	5.6
Total Spain exposure	$3.5	$0.8	$4.8	$(3.0)	$(0.5)	$5.6

Italy
Sovereign	$—	$—	$8.8	$(1.1)	$(4.0)	$3.7
Non-sovereign	3.1	0.1	2.9	(1.1)	(0.7)	4.3
Total Italy exposure	$3.1	$0.1	$11.7	$(2.2)	$(4.7)	$8.0

Other (Ireland, Portugal and Greece)
Sovereign	$—	$0.4	$0.3	$—	$(0.7)	$—
Non-sovereign	1.2	—	(1.0)	(1.2)	(0.1)	(1.1)
Total other exposure	$1.2	$0.4	$(0.7)	$(1.2)	$(0.8)	$(1.1)

Total exposure	$7.8	$1.3	$15.8	$(6.4)	$(6.0)	$12.5

(a)
Lending includes loans and accrued interest receivable, net of the allowance for loan losses, deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit. Includes $2.5 billion of unfunded lending exposure at March 31, 2012. These exposures consist typically of committed, but unused corporate credit agreements, with market-based lending terms and covenants.

(b)	The fair value of AFS securities was $1.3 billion at March 31, 2012.

(c)
Includes: $16.8 billion of counterparty exposure on derivative and securities financings, $0.9 billion of issuer exposure on debt and equity securities held in trading, $2.4 billion of single-name CDS and $(4.3) billion of portfolio credit derivative products for which one or more of the underlying reference entities is in a country listed in the above table. Securities financings of approximately $12.0 billion were collateralized with approximately $14.1 billion of marketable securities as of March 31, 2012.

(d)
Includes single name and portfolio credit derivative products for which one or more of the underlying reference entities is in a country listed in the above table. As of March 31, 2012, the Firm's country risk reporting reflects enhanced measurement of portfolio credit derivative products. The methodology used to decompose this exposure into individual countries assumes all the portfolio names in that particular country default at the same time. Changes in this assumption can produce different results.

(e)	Includes cash and marketable securities pledged to the Firm, of which approximately 98% of the collateral was cash at March 31, 2012.

(f)	Reflects net CDS protection purchased through the Firm’s credit portfolio management activities, which are managed separately from its market-making activities.
For individual exposures, corporate clients represent approximately 84% of the Firm’s non-sovereign exposure in these five countries, and substantially all of the remaining 16% of the non-sovereign exposure is to the banking sector.
As of March 31, 2012, the notional amount of single-name CDS protection sold and purchased related to these countries was $142.4 billion and $144.3 billion, respectively, on a gross basis, before consideration of counterparty master netting agreements or collateral arrangements. Approximately 30% and 50% of the notional amount of the single-name CDS sold and purchased relates to Spain and Italy, respectively, with the remaining amounts distributed relatively equally among the remaining named European countries. In each of the five countries, the aggregate gross notional amount of single-name protection sold was more than 98% offset by the aggregate gross notional amount of single-name protection purchased on the same reference entities on which the Firm sold protection. The notional amount of single-name CDS protection sold and purchased related to these countries, after consideration of counterparty master netting agreements (which is a measure used by certain market peers and therefore presented for comparative purposes), was $14.5 billion and $16.4 billion, respectively.

The fair value of the single-name CDS protection sold and purchased in the five named European countries as of March 31, 2012, was $14.3 billion and $15.0 billion, respectively, prior to consideration of collateral and master netting agreements, and was $1.8 billion and $2.5 billion, respectively, after consideration of counterparty master netting agreements for single-name credit derivatives within the selected European countries.
The Firm’s credit derivative activity is presented on a net basis, as market-making activities often result in selling and purchasing protection related to the same underlying reference entity. This presentation reflects the manner in which this exposure is managed, and reflects, in the Firm’s view, the substantial mitigation of counterparty credit and market risk in its credit derivative activities. The Firm believes that the counterparty credit risk on credit derivative purchased protection has been substantially mitigated based on the following characteristics, by notional amount, as of March 31, 2012.

•	99% is purchased under contracts that require posting of cash collateral;

•	88% is purchased from investment-grade counterparties domiciled outside of the select European countries;

•	77% of the protection purchased offsets protection sold on the identical reference entity, with the identical counterparty subject to master netting agreements.

The Firm generally seeks to purchase credit protection with the same or similar maturity date on its exposures for which the protection was purchased. However, there are instances where the purchased protection has a shorter maturity date than the maturity date on the exposure for which the protection was purchased. These exposures are actively monitored and managed by the Firm.

The effectiveness of the Firm’s CDS protection as a hedge of the Firm’s exposures may vary depending upon a number of factors, including the contractual terms of the CDS. For further information about credit derivatives see Credit derivatives on pages 58–59, and Note 5 on pages 103–109 of this Form 10-Q.

PRIVATE EQUITY RISK MANAGEMENT
For a discussion of Private Equity Risk Management, see page 166 of JPMorgan Chase’s 2011 Annual Report. At March 31, 2012, and December 31, 2011, the carrying value of the Private Equity portfolio was $8.0 billion and

$7.7 billion, respectively, of which $889 million and $805 million, respectively, represented securities with publicly available market quotations.

OPERATIONAL RISK MANAGEMENT
For a discussion of JPMorgan Chase’s Operational Risk Management, see pages 166–167 of JPMorgan Chase’s 2011 Annual Report.

REPUTATION AND FIDUCIARY RISK MANAGEMENT
For a discussion of the Firm’s Reputation and Fiduciary Risk Management, see page 167 of JPMorgan Chase’s 2011 Annual Report.

SUPERVISION AND REGULATION
The following discussion should be read in conjunction with Regulatory developments on page 9 of this Form 10-Q, and Supervision and Regulation section on pages 1–7 of JPMorgan Chase’s 2011 Form 10-K.

Dividends
At March 31, 2012, JPMorgan Chase’s banking subsidiaries could pay, in the aggregate, $9.1 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

CRITICAL ACCOUNTING ESTIMATES USED BY THE FIRM
JPMorgan Chase’s accounting policies and use of estimates are integral to understanding its reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the appropriate carrying value of assets and liabilities. The Firm has established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well-controlled, independently reviewed and applied consistently from period to period. The methods used and judgments made reflect, among other factors, the nature of the assets or liabilities and the related business and risk management strategies, which may vary across the Firm's businesses and portfolios. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm believes its estimates for determining the carrying value of its assets and liabilities are appropriate. The following is a brief description of the Firm’s critical accounting estimates involving significant valuation judgments.
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios, as well as the Firm’s wholesale and consumer lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses inherent in the loan portfolio as of the balance sheet date. Similarly, the allowance for lending-related commitments is established to cover probable credit losses inherent in the lending-related commitments portfolio as of the balance sheet date. For further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Allowance for Credit Losses on pages 155–157 and Note 15 on pages 252–255 of JPMorgan Chase’s 2011 Annual Report; for amounts recorded as of March 31, 2012 and 2011, see Allowance for Credit Losses on pages 70–72 and Note 14 on page 136 of this Form 10-Q.
As noted in the discussion on page 168 of JPMorgan Chase’s 2011 Annual Report, the Firm’s allowance for credit losses is sensitive to numerous factors, depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions could affect the Firm’s estimate of probable credit losses inherent in the portfolio at the balance sheet date. For example, deterioration in the following inputs would have the following effects on the Firm’s modeled loss estimates as of March 31, 2012, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	A one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale loan portfolio could imply an increase in the Firm’s modeled loss estimates of approximately $2.0 billion.

•	An adverse national home price scenario (reflecting an

additional 7% decline in housing prices when geographically weighted for the PCI portfolio), could result in an increase in credit loss estimates for PCI loans of approximately $1.7 billion.

•	The same adverse scenario, weighted for the residential real estate portfolio, excluding PCI loans, could result in an increase to modeled annual loss estimates of approximately $800 million.

•	A 50 basis point deterioration in forecasted credit card loss rates could imply an increase to modeled annualized credit card loan loss estimates of approximately $750 million.
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

Fair value of financial instruments, MSRs and commodities inventory
JPMorgan Chase carries a portion of its assets and liabilities at fair value. The majority of such assets and liabilities are measured at fair value on a recurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis, including mortgage, home equity and other loans, where the carrying value is based on the fair value of the underlying collateral.

Assets measured at fair value
The following table includes the Firm’s assets measured at fair value and the portion of such assets that are classified within level 3 of the valuation hierarchy. For further information, see Note 3 on pages 91–100 of this Form 10-Q.

	March 31, 2012
(in billions, except ratio data)	Total assets at fair value	Total level 3 assets
Trading debt and equity instruments	$370.6	$30.3
Derivative receivables – gross	1,642.5	29.5
Netting adjustment	(1,557.1)	—
Derivative receivables – net	85.4	29.5
AFS securities	381.7	25.9
Loans	2.3	1.8
MSRs	8.0	8.0
Private equity investments	7.6	6.7
Other	48.4	4.5
Total assets measured at fair value on a recurring basis	904.0	106.7
Total assets measured at fair value on a nonrecurring basis	3.1	2.5
Total assets measured at fair value	$907.1	$109.2	(a)
Total Firm assets	$2,320.3
Level 3 assets reported at fair value as a percentage of total Firm assets		4.7%
Level 3 assets reported at fair value as a percentage of total Firm assets at fair value		12.0%
(a) At March 31, 2012, included $55.4 billion of level 3 assets, consisting of recurring and nonrecurring assets carried by IB.
Valuation
For instruments classified within level 3 of the hierarchy, judgments used to estimate fair value may be significant. In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs – including, but not limited to, transaction details, yield curves, interest rates, volatilities, equity or debt prices, valuations of comparable instruments, foreign exchange rates and credit curves. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s credit-worthiness, constraints on liquidity and unobservable parameters, where relevant. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. For further discussion of changes in level 3, see Note 3 on pages 91–100 of this Form 10-Q.
Imprecision in estimating unobservable market inputs can affect the amount of revenue or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with those of other market participants, the methods and assumptions used reflect management judgment and may vary across the Firm's businesses and portfolios. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 3 on pages 91–100 of this Form 10-Q and Note 3 on pages 184–198 of JPMorgan Chase’s 2011 Annual Report.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on page 171 of JPMorgan Chase’s 2011 Annual Report.
During the three months ended March 31, 2012, the Firm updated the discounted cash flow valuations of certain consumer lending businesses in RFS and Card, which continue to have elevated risk for goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of regulatory and legislative changes. The assumptions used in the valuation of these businesses include (a) estimates of future cash flows for the business (which are dependent on portfolio outstanding balances, net interest margin, operating expense, credit losses and the amount of capital necessary given the risk of business activities to meet regulatory capital requirements), and (b) the cost of equity used to discount those cash flows to a present value. Each of these factors requires significant judgment and the assumptions used are based on management’s best estimate and most current projections, including the anticipated effects of regulatory and legislative changes, derived from the Firm’s business forecasting process reviewed with senior management. These projections are consistent with the short-term assumptions discussed in the Business outlook on pages 8–9 of this Form 10-Q, and, in the longer term, incorporate a set of macroeconomic assumptions and the Firm’s best estimates of long-term growth and returns of its businesses. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates.
In addition, for its other businesses, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes) and prior projections of business performance. Based upon the updated valuations for its consumer lending businesses and reviews of its other businesses, the Firm concluded that goodwill allocated to all of its reporting units was not impaired at March 31, 2012. However, the fair value of the Firm’s consumer lending businesses in RFS and Card each exceeded their carrying values by less than 15% and the associated goodwill of such lines of business remains at an elevated risk of impairment due to each businesses’ exposure to U.S. consumer credit risk and the effects of economic, regulatory and legislative changes.
Deterioration in economic market conditions, increased estimates of the effects of recent regulatory or legislative changes, or additional regulatory or legislative changes may result in declines in projected business performance beyond management’s current expectations. For example, in RFS, such declines could result from increases in costs to resolve foreclosure-related matters or from deterioration in economic conditions that result in increased credit losses, including decreases in home prices beyond management’s current expectations. In Card, declines in business performance could result from deterioration in economic conditions such as increased unemployment claims or bankruptcy filings that result in increased credit losses or changes in customer behavior that cause decreased account activity or receivable balances. In addition, the earnings or estimated cost of equity of the Firm’s capital markets businesses could also be affected by regulatory or legislative changes. Declines in business performance, increases in equity capital requirements, or increases in the estimated cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
For additional information on goodwill, see Note 16 on pages 144–146 of this Form 10-Q.

Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on pages 171–172 of JPMorgan Chase’s 2011 Annual Report.
Litigation reserves
For a description of the significant estimates and judgments associated with establishing litigation reserves, see Note 23 on pages 154–163 of this Form 10-Q, and Note 31 on pages 290–299 of JPMorgan Chase’s 2011 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS
Fair value measurement and disclosures
In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that amends the requirements for fair value measurement and disclosure. The guidance changes and clarifies certain existing requirements related to portfolios of financial instruments and valuation adjustments, requires additional disclosures for fair value measurements categorized in level 3 of the fair value hierarchy (including disclosure of the range of inputs used in certain valuations), and requires additional disclosures for certain financial instruments that are not carried at fair value. The guidance was effective in the first quarter of 2012, and the Firm adopted the new guidance, effective January 1, 2012. The application of this guidance did not have a material effect on the Firm’s Consolidated Balance Sheets or results of operations.
Accounting for repurchase and similar agreements
In April 2011, the FASB issued guidance that amends the criteria used to assess whether repurchase and similar agreements should be accounted for as financings or sales (purchases) with forward agreements to repurchase (resell). Specifically, the guidance eliminates circumstances in which the lack of adequate collateral maintenance requirements could result in a repurchase agreement being accounted for as a sale. The guidance was effective for new transactions or existing transactions that were modified beginning January 1, 2012. The Firm has accounted for its repurchase and similar agreements as secured financings, and therefore, the application of this guidance did not have an impact on the Firm’s Consolidated Balance Sheets or results of operations.

Presentation of other comprehensive income
In June 2011, the FASB issued guidance that modifies the presentation of other comprehensive income in the Consolidated Financial Statements. The guidance requires that items of net income, items of other comprehensive income, and total comprehensive income be presented in one continuous statement or in two separate but consecutive statements. For public companies the guidance is effective for interim and annual reporting periods beginning after December 15, 2011. However, in December 2011, the FASB issued guidance that deferred the presentation requirements relating to reclassifications of items from AOCI and into the income statement. The guidance was effective in the first quarter of 2012, and the Firm adopted the new guidance, effective January 1, 2012. The application of this guidance only affected the presentation of the Consolidated Financial Statements and had no impact on the Firm’s Consolidated Balance Sheets or results of operations.
Balance sheet netting
In December 2011, the FASB issued guidance that requires enhanced disclosures about derivatives and securities financing agreements that are subject to legally enforceable master netting or similar agreements, or that have otherwise been offset on the balance sheet under certain specific conditions that permit net presentation. The guidance will become effective in the first quarter of 2013. The application of this guidance will only affect the disclosure of these instruments and will have no impact on the Firm’s Consolidated Balance Sheets or results of operations.

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:

•	Local, regional and international business, economic and political conditions and geopolitical events;

•	Changes in laws and regulatory requirements, including as a result of recent financial services legislation;

•	Changes in trade, monetary and fiscal policies and laws;

•	Securities and capital markets behavior, including changes in market liquidity and volatility;

•	Changes in investor sentiment or consumer spending or savings behavior;

•	Ability of the Firm to manage effectively its liquidity;

•	Changes in credit ratings assigned to the Firm or its subsidiaries;

•	Damage to the Firm’s reputation;

•	Ability of the Firm to deal effectively with an economic slowdown or other economic or market disruption;

•	Technology changes instituted by the Firm, its counterparties or competitors;

•	Mergers and acquisitions, including the Firm’s ability to integrate acquisitions;

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

•	Ability of the Firm to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;

•	The other risks and uncertainties detailed in Part I, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2011.
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2012	2011
Revenue
Investment banking fees	$1,381	$1,793
Principal transactions	3,382	4,745
Lending- and deposit-related fees	1,517	1,546
Asset management, administration and commissions	3,392	3,606
Securities gains(a)	536	102
Mortgage fees and related income	2,010	(487)
Credit card income	1,316	1,437
Other income	1,512	574
Noninterest revenue	15,046	13,316
Interest income	14,701	15,447
Interest expense	3,035	3,542
Net interest income	11,666	11,905
Total net revenue	26,712	25,221

Provision for credit losses	726	1,169

Noninterest expense
Compensation expense	8,613	8,263
Occupancy expense	961	978
Technology, communications and equipment expense	1,271	1,200
Professional and outside services	1,795	1,735
Marketing	680	659
Other expense	4,832	2,943
Amortization of intangibles	193	217
Total noninterest expense	18,345	15,995
Income before income tax expense	7,641	8,057
Income tax expense	2,258	2,502
Net income	$5,383	$5,555
Net income applicable to common stockholders	$5,017	$5,136
Net income per common share data
Basic earnings per share	$1.31	$1.29
Diluted earnings per share	1.31	1.28

Weighted-average basic shares	3,818.8	3,981.6
Weighted-average diluted shares	3,833.4	4,014.1
Cash dividends declared per common share	$0.30	$0.25

(a)	The following other-than-temporary impairment losses are included in securities gains for the periods presented.

	Three months ended March 31,
	2012	2011
Total other-than-temporary impairment losses	$(10)	$(27)
Losses recorded in/(reclassified from) other comprehensive income	3	(3)
Total credit losses recognized in income	$(7)	$(30)
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended March 31,
(in millions)	2012	2011
Net income	$5,383	$5,555
Other comprehensive income/(loss), after-tax
Unrealized gains/(losses) on AFS securities	1,574	(251)
Translation adjustments, net of hedges	127	24
Cash flow hedges	(35)	(79)
Defined benefit pension and OPEB plans	35	17
Total other comprehensive income/(loss), after-tax	1,701	(289)
Comprehensive income	$7,084	$5,266
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$55,383	$59,602
Deposits with banks	115,028	85,279
Federal funds sold and securities purchased under resale agreements (included $26,259 and $24,891 at fair value)	240,484	235,314
Securities borrowed (included $12,519 and $15,308 at fair value)	135,650	142,462
Trading assets (included assets pledged of $106,594 and $89,856)	456,000	443,963
Securities (included $381,731 and $364,781 at fair value and assets pledged of $92,498 and $94,691)	381,742	364,793
Loans (included $2,288 and $2,097 at fair value)	720,967	723,720
Allowance for loan losses	(25,871)	(27,609)
Loans, net of allowance for loan losses	695,096	696,111
Accrued interest and accounts receivable	64,833	61,478
Premises and equipment	14,213	14,041
Goodwill	48,208	48,188
Mortgage servicing rights	8,039	7,223
Other intangible assets	3,029	3,207
Other assets (included $17,121 and $16,499 at fair value and assets pledged of $1,206 and $1,316)	102,625	104,131
Total assets(a)	$2,320,330	$2,265,792
Liabilities
Deposits (included $5,268 and $4,933 at fair value)	$1,128,512	$1,127,806
Federal funds purchased and securities loaned or sold under repurchase agreements (included $13,241 and $9,517 at fair value)	250,483	213,532
Commercial paper	50,577	51,631
Other borrowed funds (included $10,153 and $9,576 at fair value)	27,298	21,908
Trading liabilities	146,003	141,695
Accounts payable and other liabilities (included $46 and $51 at fair value)	204,148	202,895
Beneficial interests issued by consolidated variable interest entities (included $1,001 and $1,250 at fair value)	67,750	65,977
Long-term debt (included $35,473 and $34,720 at fair value)	255,831	256,775
Total liabilities(a)	2,130,602	2,082,219
Commitments and contingencies (see Notes 21 and 23 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares: issued 780,000 shares)	7,800	7,800
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Capital surplus	94,070	95,602
Retained earnings	92,347	88,315
Accumulated other comprehensive income/(loss)	2,645	944
Shares held in RSU Trust, at cost (851,686 and 852,906 shares)	(38)	(38)
Treasury stock, at cost (282,911,309 and 332,243,180 shares)	(11,201)	(13,155)
Total stockholders’ equity	189,728	183,573
Total liabilities and stockholders’ equity	$2,320,330	$2,265,792

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at March 31, 2012, and December 31, 2011. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

(in millions)	March 31, 2012	December 31, 2011
Assets
Trading assets	$14,783	$12,079
Loans	81,032	86,754
All other assets	2,269	2,638
Total assets	$98,084	$101,471
Liabilities
Beneficial interests issued by consolidated variable interest entities	$67,750	$65,977
All other liabilities	1,480	1,487
Total liabilities	$69,230	$67,464
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At both March 31, 2012, and December 31, 2011, the Firm provided limited program-wide credit enhancement of $3.1 billion related to its Firm-administered multi-seller conduits, which are eliminated in consolidation. For further discussion, see Note 15 on pages 137–144 of this Form 10-Q.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2012	2011
Preferred stock
Balance at January 1 and March 31	$7,800	$7,800
Common stock
Balance at January 1 and March 31	4,105	4,105
Capital surplus
Balance at January 1	95,602	97,415
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(1,532)	(2,755)
Balance at March 31	94,070	94,660
Retained earnings
Balance at January 1	88,315	73,998
Net income	5,383	5,555
Dividends declared:
Preferred stock	(157)	(157)
Common stock ($0.30 and $0.25 per share)	(1,194)	(1,054)
Balance at March 31	92,347	78,342
Accumulated other comprehensive income/(loss)
Balance at January 1	944	1,001
Other comprehensive income/(loss)	1,701	(289)
Balance at March 31	2,645	712
Shares held in RSU Trust, at cost
Balance at January 1 and March 31	(38)	(53)
Treasury stock, at cost
Balance at January 1	(13,155)	(8,160)
Purchase of treasury stock	(216)	(95)
Reissuance from treasury stock	2,170	3,287
Balance at March 31	(11,201)	(4,968)
Total stockholders’ equity	$189,728	$180,598
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Three months ended March 31,
(in millions)	2012	2011
Operating activities
Net income	$5,383	$5,555
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	726	1,169
Depreciation and amortization	1,039	1,057
Amortization of intangibles	193	217
Deferred tax benefit	(444)	(214)
Investment securities gains	(536)	(102)
Stock-based compensation	832	830
Originations and purchases of loans held-for-sale	(9,227)	(22,920)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	6,835	21,773
Net change in:
Trading assets	(4,842)	(5,451)
Securities borrowed	6,826	4,596
Accrued interest and accounts receivable	(3,100)	(9,051)
Other assets	(958)	3,673
Trading liabilities	4,113	(13,879)
Accounts payable and other liabilities	353	2,396
Other operating adjustments	(2,927)	4,372
Net cash provided by/(used in) operating activities	4,266	(5,979)
Investing activities
Net change in:
Deposits with banks	(29,749)	(59,164)
Federal funds sold and securities purchased under resale agreements	(5,218)	5,080
Held-to-maturity securities:
Proceeds	1	2
Available-for-sale securities:
Proceeds from maturities	32,279	20,591
Proceeds from sales	19,971	4,373
Purchases	(63,368)	(39,679)
Proceeds from sales and securitizations of loans held-for-investment	1,375	1,560
Other changes in loans, net	(176)	1,574
Net cash used in business acquisitions or dispositions	(30)	(15)
All other investing activities, net	(447)	(132)
Net cash used in investing activities	(45,362)	(65,810)
Financing activities
Net change in:
Deposits	(4,354)	56,230
Federal funds purchased and securities loaned or sold under repurchase agreements	36,953	8,835
Commercial paper and other borrowed funds	4,266	13,294
Beneficial interests issued by consolidated variable interest entities	2,168	223
Proceeds from long-term borrowings and trust preferred capital debt securities	14,527	17,056
Payments of long-term borrowings and trust preferred capital debt securities	(16,713)	(27,250)
Excess tax benefits related to stock-based compensation	276	765
Treasury stock and warrants repurchased	(216)	(95)
Dividends paid	(1,024)	(246)
All other financing activities, net	(531)	(1,484)
Net cash provided by financing activities	35,352	67,328
Effect of exchange rate changes on cash and due from banks	1,525	363
Net decrease in cash and due from banks	(4,219)	(4,098)
Cash and due from banks at the beginning of the period	59,602	27,567
Cash and due from banks at the end of the period	$55,383	$23,469
Cash interest paid	$3,050	$3,618
Cash income taxes (refunded)/paid, net	(467)	716
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 168–171 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small business, commercial banking, financial transaction processing, asset management and private equity. For a discussion of the Firm’s business segments, see Note 24 on pages 163–165 of this
Form 10-Q.
The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the U.S. (“U.S. GAAP”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by regulatory authorities.
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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission (the “2011 Annual Report”).
Certain amounts reported in prior periods have been reclassified to conform to the current presentation.

Note 2 – Business changes and developments
Increase in common stock dividend
On March 13, 2012, the Board of Directors increased the Firm’s quarterly common stock dividend from $0.25 to $0.30 per share, effective with the dividend paid on April 30, 2012, to shareholders of record on April 5, 2012.
Common equity repurchases
On March 13, 2012, the Board of Directors authorized a $15.0 billion common equity (i.e., common stock and warrants) repurchase program, of which $12.0 billion is approved for repurchase in 2012. The $15.0 billion repurchase program supersedes a $15.0 billion repurchase program approved in 2011. The $15.0 billion authorization includes shares to be repurchased to offset issuances under the Firm’s employee stock-based incentive plans.
For additional information on repurchases see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 175–176 of this Form 10-Q.
Global settlement on servicing and origination of mortgages
February 9, 2012, the Firm announced that it had agreed to a settlement in principle (the “global settlement”) with a number of federal and state government agencies, including the U.S. Department of Justice, the U.S. Department of Housing and Urban Development, the Consumer Financial Protection Bureau and the State Attorneys General, relating to the servicing and origination of mortgages. The global settlement, which was effectively finalized in the first quarter of 2012, pursuant to the execution of a definitive agreement and subsequent receipt of court approval on April 5, 2012, calls for the Firm to, among other things: (i) make cash payments of approximately $1.1 billion (a portion of which will be set aside for payments to borrowers ("Cash Settlement Payment")); (ii) provide approximately $500 million of refinancing relief to certain “underwater” borrowers whose loans are owned by the Firm (“Refi Program”); and (iii) provide approximately $3.7 billion of additional relief for certain borrowers, including reductions of principal on first and second liens, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners (“Consumer Relief Program”). In addition, the global settlement requires the Firm to adhere to certain enhanced mortgage servicing standards.
As the Firm performs refinancings under the Refi Program and provides relief to borrowers under the Consumer Relief Program, the Firm will receive credits that will reduce its remaining obligation under each of these programs. If the Firm does not meet certain targets set forth in the global settlement agreement for performing such refinancings and/or for providing other borrower relief within certain prescribed time periods, the Firm would instead be required to make an additional cash payment based upon the unmet settlement obligation. In general, 75% of the targets must be met within two years and 100% must be achieved within three years. As of March 31, 2012, the Firm had only earned a nominal amount of credits in satisfaction of its obligations under the global settlement.

The global settlement releases the Firm from certain further claims by participating government entities related to servicing activities, including foreclosures and loss mitigation activities; certain origination activities; and certain bankruptcy-related activities. Not included in the global settlement are any claims arising out of securitization activities, including representations made to investors respecting mortgage-backed securities (“MBS”); criminal claims; and repurchase demands from the GSEs, among other items.
Also on February 9, 2012, the Firm entered into agreements with the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Office of the Comptroller of the Currency (“OCC”) for the payment of civil money penalties related to conduct that was the subject of consent orders entered into with the banking regulators in April 2011. The Firm’s payment obligations under those agreements will be deemed satisfied by the Firm’s payments and provisions of relief under the global settlement.
While the Firm expects to incur additional operating costs to comply with portions of the global settlement, including the enhanced servicing standards, the Firm’s prior period results of operations have reflected the estimated costs of the global settlement. Accordingly, the financial impact of the global settlement on the Firm’s financial condition and results of operations for the first quarter of 2012 was not material. For further information on this global settlement, see Loans in Note 13 on pages 118–135 and Mortgage Foreclosure Investigations and Litigation in Note 23 on pages 154–163 of this Form 10-Q.

Washington Mutual, Inc. bankruptcy plan confirmation
On February 17, 2012, a bankruptcy court confirmed the joint plan containing the global settlement agreement resolving numerous disputes among Washington Mutual, Inc. (“WMI”), JPMorgan Chase and the Federal Deposit Insurance Corporation (“FDIC”) as well as significant creditor groups (the “WaMu Global Settlement”). The WaMu Global Settlement was finalized on March 19, 2012, pursuant to the execution of a definitive agreement and court approval, and the Firm recognized additional assets, including certain pension-related assets, as well as tax refunds, resulting in a pretax gain of $1.1 billion for the three months ended March 31, 2012. For additional information related to the WaMu Global Settlement, see Washington Mutual Litigations in Note 23 on pages 154–163 of this Form 10-Q.

Note 3 – Fair value measurement
For a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 3 on pages 184–198 of JPMorgan Chase’s 2011 Annual Report.

The following table presents the asset and liabilities reported at fair value as of March 31, 2012, and December 31, 2011, by major product category and fair value hierarchy.
Assets and liabilities measured at fair value on a recurring basis

	Fair value hierarchy
March 31, 2012 (in millions)	Level 1(h)	Level 2(h)		Level 3(h)		Netting adjustments	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$26,259		$—		$—	$26,259
Securities borrowed	—	12,519		—		—	12,519
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	23,458	5,712		79		—	29,249
Residential – nonagency	—	2,753		699		—	3,452
Commercial – nonagency	—	833		1,451		—	2,284
Total mortgage-backed securities	23,458	9,298		2,229		—	34,985
U.S. Treasury and government agencies(a)	20,011	6,948		—		—	26,959
Obligations of U.S. states and municipalities	—	15,809		1,747		—	17,556
Certificates of deposit, bankers’ acceptances and commercial paper	—	4,456		—		—	4,456
Non-U.S. government debt securities	24,780	39,654		81		—	64,515
Corporate debt securities	—	36,309		5,463		—	41,772
Loans(b)	—	21,361		11,144		—	32,505
Asset-backed securities	—	3,939		7,434		—	11,373
Total debt instruments	68,249	137,774		28,098		—	234,121
Equity securities	111,450	3,339		1,248		—	116,037
Physical commodities(c)	11,604	5,565		—		—	17,169
Other	—	2,303		993		—	3,296
Total debt and equity instruments(d)	191,303	148,981		30,339		—	370,623
Derivative receivables:
Interest rate	782	1,259,624		6,129		(1,225,015)	41,520
Credit	—	114,759		11,796		(119,930)	6,625
Foreign exchange	718	136,858		4,039		(128,559)	13,056
Equity	—	44,317		5,054		(40,376)	8,995
Commodity	367	55,496		2,512		(43,194)	15,181
Total derivative receivables(e)	1,867	1,611,054		29,530		(1,557,074)	85,377
Total trading assets	193,170	1,760,035		59,869		(1,557,074)	456,000
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	90,898	13,420		—		—	104,318
Residential – nonagency	—	77,511		31		—	77,542
Commercial – nonagency	—	11,386		180		—	11,566
Total mortgage-backed securities	90,898	102,317		211		—	193,426
U.S. Treasury and government agencies(a)	8,084	3,683		—		—	11,767
Obligations of U.S. states and municipalities	36	19,048		258		—	19,342
Certificates of deposit	—	3,044		—		—	3,044
Non-U.S. government debt securities	28,559	24,128		—		—	52,687
Corporate debt securities	—	60,395		—		—	60,395
Asset-backed securities:
Collateralized loan obligations	—	—		25,239		—	25,239
Other	—	13,117		209		—	13,326
Equity securities	2,467	38		—		—	2,505
Total available-for-sale securities	130,044	225,770		25,917		—	381,731
Loans	—	522		1,766		—	2,288
Mortgage servicing rights	—	—		8,039		—	8,039
Other assets:
Private equity investments(f)	316	573		6,739		—	7,628
All other	4,867	229		4,397		—	9,493
Total other assets	5,183	802		11,136		—	17,121
Total assets measured at fair value on a recurring basis	$328,397	$2,025,907	(g)	$106,727	(g)	$(1,557,074)	$903,957
Deposits	$—	$3,617		$1,651		$—	$5,268
Federal funds purchased and securities loaned or sold under repurchase agreements	—	13,241		—		—	13,241
Other borrowed funds	—	8,920		1,233		—	10,153
Trading liabilities:
Debt and equity instruments(d)	56,596	14,660		273		—	71,529
Derivative payables:
Interest rate	698	1,220,935		2,891		(1,200,289)	24,235
Credit	—	117,998		6,988		(118,283)	6,703
Foreign exchange	767	147,519		5,099		(137,851)	15,534
Equity	—	41,903		7,883		(36,877)	12,909
Commodity	264	57,108		3,112		(45,391)	15,093
Total derivative payables(e)	1,729	1,585,463		25,973		(1,538,691)	74,474
Total trading liabilities	58,325	1,600,123		26,246		(1,538,691)	146,003
Accounts payable and other liabilities	—	—		46		—	46
Beneficial interests issued by consolidated VIEs	—	160		841		—	1,001
Long-term debt	—	25,920		9,553		—	35,473
Total liabilities measured at fair value on a recurring basis	$58,325	$1,651,981		$39,570		$(1,538,691)	$211,185

	Fair value hierarchy
December 31, 2011 (in millions)	Level 1(h)	Level 2(h)		Level 3(h)		Netting adjustments	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$24,891		$—		$—	$24,891
Securities borrowed	—	15,308		—		—	15,308
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	27,082	7,801		86		—	34,969
Residential – nonagency	—	2,956		796		—	3,752
Commercial – nonagency	—	870		1,758		—	2,628
Total mortgage-backed securities	27,082	11,627		2,640		—	41,349
U.S. Treasury and government agencies(a)	11,508	8,391		—		—	19,899
Obligations of U.S. states and municipalities	—	15,117		1,619		—	16,736
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,615		—		—	2,615
Non-U.S. government debt securities	18,618	40,080		104		—	58,802
Corporate debt securities	—	33,938		6,373		—	40,311
Loans(b)	—	21,589		12,209		—	33,798
Asset-backed securities	—	2,406		7,965		—	10,371
Total debt instruments	57,208	135,763		30,910		—	223,881
Equity securities	93,799	3,502		1,177		—	98,478
Physical commodities(c)	21,066	4,898		—		—	25,964
Other	—	2,283		880		—	3,163
Total debt and equity instruments(d)	172,073	146,446		32,967		—	351,486
Derivative receivables:
Interest rate	1,324	1,433,469		6,728		(1,395,152)	46,369
Credit	—	152,569		17,081		(162,966)	6,684
Foreign exchange	833	162,689		4,641		(150,273)	17,890
Equity	—	43,604		4,132		(40,943)	6,793
Commodity	4,561	50,409		2,459		(42,688)	14,741
Total derivative receivables(e)	6,718	1,842,740		35,041		(1,792,022)	92,477
Total trading assets	178,791	1,989,186		68,008		(1,792,022)	443,963
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	92,426	14,681		—		—	107,107
Residential – nonagency	—	67,554		3		—	67,557
Commercial – nonagency	—	10,962		267		—	11,229
Total mortgage-backed securities	92,426	93,197		270		—	185,893
U.S. Treasury and government agencies(a)	3,837	4,514		—		—	8,351
Obligations of U.S. states and municipalities	36	16,246		258		—	16,540
Certificates of deposit	—	3,017		—		—	3,017
Non-U.S. government debt securities	25,381	19,884		—		—	45,265
Corporate debt securities	—	62,176		—		—	62,176
Asset-backed securities:
Collateralized loan obligations	—	116		24,745		—	24,861
Other	—	15,760		213		—	15,973
Equity securities	2,667	38		—		—	2,705
Total available-for-sale securities	124,347	214,948		25,486		—	364,781
Loans	—	450		1,647		—	2,097
Mortgage servicing rights	—	—		7,223		—	7,223
Other assets:
Private equity investments(f)	99	706		6,751		—	7,556
All other	4,336	233		4,374		—	8,943
Total other assets	4,435	939		11,125		—	16,499
Total assets measured at fair value on a recurring basis	$307,573	$2,245,722	(g)	$113,489	(g)	$(1,792,022)	$874,762
Deposits	$—	$3,515		$1,418		$—	$4,933
Federal funds purchased and securities loaned or sold under repurchase agreements	—	9,517		—		—	9,517
Other borrowed funds	—	8,069		1,507		—	9,576
Trading liabilities:
Debt and equity instruments(d)	50,830	15,677		211		—	66,718
Derivative payables:
Interest rate	1,537	1,395,113		3,167		(1,371,807)	28,010
Credit	—	155,772		9,349		(159,511)	5,610
Foreign exchange	846	159,258		5,904		(148,573)	17,435
Equity	—	39,129		7,237		(36,711)	9,655
Commodity	3,114	53,684		3,146		(45,677)	14,267
Total derivative payables(e)	5,497	1,802,956		28,803		(1,762,279)	74,977
Total trading liabilities	56,327	1,818,633		29,014		(1,762,279)	141,695
Accounts payable and other liabilities	—	—		51		—	51
Beneficial interests issued by consolidated VIEs	—	459		791		—	1,250
Long-term debt	—	24,410		10,310		—	34,720
Total liabilities measured at fair value on a recurring basis	$56,327	$1,864,603		$43,091		$(1,762,279)	$201,742

(a)	At March 31, 2012, and December 31, 2011, included total U.S. government-sponsored enterprise obligations of $112.9 billion and $122.4 billion respectively, which were predominantly mortgage-related.

(b)
At March 31, 2012, and December 31, 2011, included within trading loans were $19.8 billion and $20.1 billion, respectively, of residential first-lien mortgages, and $2.4 billion and $2.0 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $10.8 billion and $11.0 billion, respectively, and reverse mortgages of $3.9 billion and $4.0 billion, respectively.

(c)
Physical commodities inventories are generally accounted for at the lower of cost or fair value, subject to any applicable fair value hedge accounting adjustments. For a further discussion of our hedge accounting relationships, see Note 5, Derivative Instruments, on pages 103–109 of this Form 10-Q.

(d)
Balances reflect the reduction of securities owned (long positions) by the amount of securities sold but not yet purchased (short positions) when the long and short positions have identical Committee on Uniform Security Identification Procedures numbers (“CUSIPs”).

(e)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivable and payable balances would be $10.4 billion and $11.7 billion at March 31, 2012, and December 31, 2011, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(f)
Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost basis of the private equity investment portfolio totaled $9.2 billion and $9.5 billion at March 31, 2012, and December 31, 2011, respectively.

(g)
Includes investments in hedge funds, private equity funds, real estate and other funds that do not have readily determinable fair values. The Firm uses net asset value per share when measuring the fair value of these investments. At March 31, 2012 and December 31, 2011, the fair values of these investments were $5.1 billion and $5.5 billion, respectively, of which $1.1 billion and $1.2 billion, respectively were classified in level 2, and $4.0 billion and $4.3 billion, respectively, in level 3.

(h)
For the three months ended March 31, 2012 and 2011, there were no significant transfers between levels 1 and 2. For the three months ended March 31, 2012, transfers from level 3 into level 2 included $1.2 billion of equity derivative payables on increased observability of certain equity structured notes, and transfers from level 2 into level 3 were not significant. For the three months ended March 31, 2011, the transfers between levels 2 and 3 were not significant. All transfers are assumed to occur at the beginning of the reporting period.

Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated Balance Sheet amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three months ended March 31, 2012 and 2011. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2012 (in millions)	Fair value at January 1, 2012	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(g)	Fair value at March 31, 2012	Change in unrealized gains/(losses) related to financial instruments held at Mar. 31, 2012
				Purchases(f)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$86	$(12)		$5	$—		$—	$—	$79	$(5)
Residential – nonagency	796	32		92	(163)		(36)	(22)	699	23
Commercial – nonagency	1,758	(77)		112	(240)		(11)	(91)	1,451	(79)
Total mortgage-backed securities	2,640	(57)		209	(403)		(47)	(113)	2,229	(61)
Obligations of U.S. states and municipalities	1,619	(7)		320	(181)		(4)	—	1,747	(9)
Non-U.S. government debt securities	104	8		205	(231)		(5)	—	81	1
Corporate debt securities	6,373	258		2,316	(1,269)		(1,967)	(248)	5,463	115
Loans	12,209	156		901	(673)		(945)	(504)	11,144	129
Asset-backed securities	7,965	230		824	(1,261)		(326)	2	7,434	198
Total debt instruments	30,910	588		4,775	(4,018)		(3,294)	(863)	28,098	373
Equity securities	1,177	(7)		22	(27)		(13)	96	1,248	(12)
Other	880	153		35	(44)		(31)	—	993	159
Total trading assets – debt and equity instruments	32,967	734	(b)	4,832	(4,089)		(3,338)	(767)	30,339	520	(b)
Net derivative receivables:
Interest rate	3,561	1,328		109	(68)		(1,344)	(348)	3,238	580
Credit	7,732	(2,354)		78	(18)		(630)	—	4,808	(2,228)
Foreign exchange	(1,263)	127		19	(158)		218	(3)	(1,060)	89
Equity	(3,105)	(720)		333	(383)		(9)	1,055	(2,829)	(880)
Commodity	(687)	6		53	(6)		23	11	(600)	1
Total net derivative receivables	6,238	(1,613)	(b)	592	(633)		(1,742)	715	3,557	(2,438)	(b)
Available-for-sale securities:
Asset-backed securities	24,958	3		1,321	(498)		(452)	116	25,448	2
Other	528	8		28	(20)		(75)	—	469	5
Total available-for-sale securities	25,486	11	(c)	1,349	(518)		(527)	116	25,917	7	(c)
Loans	1,647	30	(b)	127	—		(119)	81	1,766	27	(b)
Mortgage servicing rights	7,223	596	(d)	573	—		(353)	—	8,039	596	(d)
Other assets:
Private equity investments	6,751	252	(b)	111	(236)		(139)	—	6,739	167	(b)
All other	4,374	(164)	(e)	356	(19)		(150)	—	4,397	(177)	(e)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2012 (in millions)	Fair value at January 1, 2012	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(g)	Fair value at Mar. 31, 2012	Change in unrealized (gains)/losses related to financial instruments held at Mar. 31, 2012
				Purchases(f)	Sales	Issuances	Settlements
Liabilities:(a)
Deposits	$1,418	$131	(b)	$—	$—	$351	$(136)	$(113)	$1,651	$129	(b)
Other borrowed funds	1,507	196	(b)	—	—	384	(845)	(9)	1,233	151	(b)
Trading liabilities – debt and equity instruments	211	(15)	(b)	(705)	793	—	(11)	—	273	3	(b)
Accounts payable and other liabilities	51	—	(e)	—	—	—	(5)	—	46	—	(e)
Beneficial interests issued by consolidated VIEs	791	45	(b)	—	—	36	(31)	—	841	9	(b)
Long-term debt	10,310	139	(b)	—	—	1,124	(1,387)	(633)	9,553	193	(b)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2011 (in millions)	Fair value at January 1, 2011	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(g)	Fair value at March 31, 2011	Change in unrealized gains/(losses) related to financial instruments held at Mar. 31, 2011
				Purchases(f)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$174	$17		$21	$(21)		$—	$—	$191	$(1)
Residential – nonagency	687	71		259	(168)		(67)	—	782	27
Commercial – nonagency	2,069	16		346	(482)		(64)	—	1,885	(22)
Total mortgage-backed securities	2,930	104		626	(671)		(131)	—	2,858	4
Obligations of U.S. states and municipalities	2,257	(14)		284	(555)		(1)	—	1,971	(14)
Non-U.S. government debt securities	202	3		130	(143)		(5)	(74)	113	4
Corporate debt securities	4,946	32		1,629	(1,075)		(6)	97	5,623	34
Loans	13,144	131		888	(1,024)		(729)	80	12,490	12
Asset-backed securities	8,460	400		1,118	(1,057)		(57)	19	8,883	291
Total debt instruments	31,939	656		4,675	(4,525)		(929)	122	31,938	331
Equity securities	1,685	70		37	(74)		(330)	(21)	1,367	83
Other	930	35		5	(1)		(26)	—	943	35
Total trading assets – debt and equity instruments	34,554	761	(b)	4,717	(4,600)		(1,285)	101	34,248	449	(b)
Net derivative receivables:
Interest rate	2,836	519		128	(83)		(915)	(15)	2,470	184
Credit	5,386	(853)		1	—		(146)	(15)	4,373	(1,068)
Foreign exchange	(614)	61		25	—		482	48	2	69
Equity	(2,446)	179		95	(330)		(429)	88	(2,843)	54
Commodity	(805)	595		86	(67)		(424)	(250)	(865)	209
Total net derivative receivables	4,357	501	(b)	335	(480)		(1,432)	(144)	3,137	(552)	(b)
Available-for-sale securities:
Asset-backed securities	13,775	478		1,109	(4)		(342)	—	15,016	475
Other	512	9		—	(3)		(9)	—	509	7
Total available-for-sale securities	14,287	487	(c)	1,109	(7)		(351)	—	15,525	482	(c)
Loans	1,466	120	(b)	84	—		(283)	(16)	1,371	108	(b)
Mortgage servicing rights	13,649	(751)	(d)	758	—		(563)	—	13,093	(751)	(d)
Other assets:
Private equity investments	7,862	905	(b)	328	(139)		(103)	—	8,853	845	(b)
All other	4,179	60	(e)	409	(3)		(86)	1	4,560	60	(e)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2011 (in millions)	Fair value at January 1, 2011	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(g)	Fair value at Mar. 31, 2011	Change in unrealized (gains)/losses related to financial instruments held at Mar. 31, 2011
				Purchases(f)	Sales	Issuances	Settlements
Liabilities:(a)
Deposits	$773	$(11)	(b)	$—	$—	$59	$(66)	$(1)	$754	$(4)	(b)
Other borrowed funds	1,384	(31)	(b)	—	—	577	(88)	2	1,844	58	(b)
Trading liabilities – debt and equity instruments	54	—	(b)	—	119	—	—	—	173	—	(b)
Accounts payable and other liabilities	236	(37)	(e)	—	—	—	(53)	—	146	4	(e)
Beneficial interests issued by consolidated VIEs	873	(6)	(b)	—	—	11	(290)	—	588	(7)	(b)
Long-term debt	13,044	62	(b)	—	—	653	(971)	239	13,027	258	(b)

(a)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 19% and 21% at March 31, 2012, and December 31, 2011, respectively.

(b)
Predominantly reported in principal transactions revenue, except for changes in fair value for Retail Financial Services (“RFS”) mortgage loans and lending-related commitments originated with the intent to sell, which are reported in mortgage fees and related income.

(c)
Realized gains/(losses) on available-for-sale (“AFS”) securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains/(losses) are reported in OCI. Realized gains/(losses) and foreign exchange remeasurement adjustments recorded in income on AFS securities were $96 million and $330 million for the three months ended March 31, 2012 and 2011, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $(85) million and $156 million for the three months ended March 31, 2012 and 2011, respectively.

(d)	Changes in fair value for RFS mortgage servicing rights are reported in mortgage fees and related income.

(e)	Predominantly reported in other income.

(f)	Loan originations are included in purchases.

(g)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the reporting period.

Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). At March 31, 2012, assets measured at fair value on a nonrecurring basis were $3.1 billion comprised predominantly of loans that had fair value adjustments in the first three months of 2012. At December 31, 2011, assets measured at fair value on a nonrecurring basis were $5.3 billion, comprised predominantly of loans that had fair value adjustments in the twelve months of 2011. At March 31, 2012, $638 million and $2.5 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. At December 31, 2011, $369 million and $4.9 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. Liabilities measured at fair value on a nonrecurring basis were not significant at March 31, 2012, and December 31, 2011. For the three months ended March 31, 2012 and 2011, there were no significant transfers between levels 1, 2, and 3. The total change in the value of assets and liabilities for which a fair value adjustment has been included in the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, related to financial instruments held at those dates were losses of $534 million and $688 million, respectively; these losses were predominantly associated with loans.
For information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), see Note 14 on pages 231–252 of JPMorgan Chase’s 2011 Annual Report.

Valuation
The Firm has an established and well-documented process for determining fair value. Fair value is based on quoted market prices, where available. If listed or quoted prices are not available, fair value is based on internally developed models that consider relevant transaction data such as maturity and use as inputs market-based or independently sourced market parameters. For further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments, see Note 3 on pages 184-198 of JPMorgan Chase’s 2011 Annual Report.
For instruments classified within level 3 of the fair value hierarchy judgments used to estimate fair value may be significant. In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs - including, but not limited to, transaction details, yield curves, interest rates, volatilities, equity or debt prices, valuations of comparable instruments, foreign exchange rates and credit curves. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s credit worthiness, constraints on liquidity and unobservable parameters, where relevant. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole.
The Firm has numerous controls in place to ensure that its valuations are appropriate. An independent model review group reviews the Firm’s valuation models and approves them for use for specific products. All valuation models of the Firm are subject to this review process. A price verification group, independent from the risk-taking functions, ensures observable market prices and market-based parameters are used for valuation whenever possible. For those products with material parameter risk for which observable levels do not exist, an independent review of the assumptions made on pricing is performed. Additional review includes deconstruction of the model valuations for certain structured instruments into their components; benchmarking valuations, where possible, to similar products; validating valuation estimates through actual cash settlement; and detailed review and explanation of recorded gains and losses, which are analyzed daily and over time. Valuation adjustments, which are also determined by the independent price verification group, are based on established policies and applied consistently over time. Any changes to the valuation methodology are reviewed by management to confirm the changes are justified. As markets and products develop and the pricing for certain products becomes more transparent, the Firm continues to refine its valuation methodologies.
Level 3 financial instruments
The following table presents the Firm’s primary level 3 financial instruments, the valuation techniques used to measure the fair value of those financial instruments, and the significant unobservable inputs and the range of values for those inputs. While the determination to classify an instrument within level 3 is based on the significance of the unobservable inputs to the overall fair value measurement, level 3 financial instruments typically include observable components (that is, components that are actively quoted and can be validated to external sources) in addition to the unobservable components. The level 1 and/or level 2 inputs are not included in the table. In addition, the Firm manages the risk of the observable components of level 3 financial instruments using securities and derivative positions that are classified within levels 1 or 2 of the fair value hierarchy.
The range of values presented in the table is representative of the highest and lowest level input used to value the significant instruments within a classification. The input range does not reflect the level of input uncertainty, instead it is driven by the different underlying characteristics of the various instruments within the classification.
For more information on valuation inputs and control, see Note 3 on pages 184–198 of JPMorgan Chase’s 2011 Annual Report.

Level 3 inputs(a)
March 31, 2012 (in millions, except for ratios and basis points)
Product/Instrument	Fair value	Principal valuation technique	Unobservable inputs	Range of input values
Residential mortgage-backed securities and loans	$9,488	Discounted cash flows	Discount rate	5%	-	25%
			Constant prepayment rate	0%	-	40%
			Constant default rate	0%	-	70%
			Loss severity	0%	-	90%
Commercial mortgage-backed securities and loans(b)	2,166	Discounted cash flows	Discount rate	5%	-	45%
			Constant prepayment rate	0%	-	10%
			Constant default rate	0%	-	100%
			Loss severity	0%	-	40%
Corporate debt securities, obligations of U.S. states and municipalities, and other	19,725	Discounted cash flows	Credit spread	130 bps	-	225 bps
			Discount rate	1%	-	35%
		Consensus pricing	Price	25	-	115
Net interest rate derivatives	3,238	Option pricing	Interest rate correlation	(75)%	-	100%
			Interest rate spread volatility	0%	-	60%
Net credit derivatives(b)	4,808	Discounted cash flows	Credit correlation	15%	-	75%
Net foreign exchange derivatives	(1,060)	Option pricing	Foreign exchange correlation	(55)%	-	45%
Net equity derivatives	(2,829)	Option pricing	Equity volatility	20%	-	60%
Net commodity derivatives	(600)	Option pricing	Commodity volatility	30%	-	50%
Collateralized loan obligations(c)	31,040	Discounted cash flows	Default correlation(e)	70%	-	99%
			Recovery lag(f)	18 Months
			Liquidity spread(g)	150 bps	-	250 bps
			Recovery rate	0%	-	55%
			Default rate	0%	-	75%
			Prepayment rate	10%	-	20%
Mortgage servicing rights (“MSRs”)	8,039	Discounted cash flows	Refer to Note 16 on pages 144–146 of this Form 10-Q.
Private equity direct investments	4,812	Market comparables	EBITDA multiple	3.2x	-	10.8x
			Liquidity adjustment	0%	-	40%
Private equity fund investments	1,927	Net asset value	Net asset value(h)
Long-term debt, other borrowed funds, and deposits(d)	12,437	Option pricing	Interest rate correlation	(75)%	-	100%
			Foreign exchange correlation	(55)%	-	45%
			Equity correlation	(50)%	-	75%
		Discounted cash flows	Credit correlation	15%	-	75%

(a)	The categories presented in the table have been aggregated based upon product type which may differ from balance sheet classification.

(b)
The unobservable inputs and associated input ranges for approximately $2.3 billion in credit derivative receivables and $1.6 billion in credit derivative payables with underlying mortgage risk have been included in the inputs and ranges provided for commercial mortgage-backed securities and loans.

(c)
CLOs are securities backed by corporate loans. At March 31, 2012, $25.2 billion of CLOs were held in the AFS securities portfolio and $5.8 billion were included in asset-backed securities held in the trading portfolio. Substantially all of the securities are rated "AAA", "AA" and "A." For a further discussion of CLOs held in the AFS securities portfolio, see Note 11 on pages 113–117 of this Form 10-Q.

(d)
Long-term debt, other borrowed funds, and deposits include structured notes issued by the Firm that are financial instruments containing embedded derivatives. The estimation of the fair value of structured notes is predominantly based on the derivative features embedded within the instruments. The significant unobservable inputs are broadly consistent with those presented for derivative receivables.

(e)	Default correlation measures whether the loans that collateralize an issued CLO are more likely to default together or separately.

(f)	Recovery lag is the assumed length of time between an underlying loan default and its liquidation.

(g)	Liquidity spread is an adjustment taken to the discount rate to adjust for the level of liquidity in the CLO market.

(h)	The range has not been disclosed due to the diverse nature of the underlying investments.

Level 3 analysis
The following provides a general description of the impact of a change in an unobservable input on the fair value measurement and the interrelationship of unobservable inputs, where relevant/significant. Interrelationships may also exist between observable and unobservable inputs (for example, as interest rates rise, prepayment rates decline). Such relationships have not been included in the discussion below.
In general, an increase in the discount rate, default rates, loss severity and credit spreads, in isolation, would result in a decrease in the fair value measurement. In addition, an increase in default rates would generally be accompanied by a decrease in recovery rates, slower prepayment rates and an increase in liquidity spreads. For derivatives, given a long position to the parameter, an increase in correlation or volatility, in isolation, would result in an increase in the fair value measurement. For direct private equity investments, an increase in the EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) input, net of adjustments, would result in an increase in the fair value measurement. For each of the individual relationships described above, the inverse relationship would also generally apply.
Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 4.7% of total Firm assets at March 31, 2012. The following describes significant changes to level 3 assets since December 31, 2011.
For the three months ended March 31, 2012
Level 3 assets decreased by $9.2 billion during 2012, due to the following:

•	$5.5 billion decrease in derivative receivables, predominantly driven by tightening of credit spreads; and

•	$2.6 billion decrease in trading assets – debt and equity instruments, predominantly driven by sales and settlements of loans and corporate debt.
Gains and Losses
Included in the tables for the three months ended March 31, 2012

•	$1.6 billion of net losses on derivatives, related to tightening of credit spreads, partially offset by gains in interest rate derivatives.
Included in the tables for the three months ended March 31, 2011

•	$905 million gain in private equity, largely driven by net increase in investment valuations in the portfolio.
Credit adjustments
When determining the fair value of an instrument, it may be necessary to record a valuation adjustment to arrive at an exit price under U.S. GAAP. Valuation adjustments include, but are not limited to, amounts to reflect counterparty credit quality and the Firm’s own creditworthiness. The market’s view of the Firm’s credit quality is reflected in credit spreads observed in the credit default swap (“CDS”) market. For a detailed discussion of the valuation adjustments the Firm considers, see the valuation discussion in Note 3 on pages 184–188 of JPMorgan Chase’s 2011 Annual Report.
The following table provides the credit adjustments, excluding the effect of any hedging activity, reflected within the Consolidated Balance Sheets as of the dates indicated.

(in millions)	March 31, 2012	December 31, 2011
Derivative receivables balance (net of derivatives CVA)	$85,377	$92,477
Derivatives CVA(a)	(5,475)	(6,936)
Derivative payables balance (net of derivatives DVA)	74,474	74,977
Derivatives DVA	(981)	(1,420)
Structured notes balance (net of structured notes DVA)(b)(c)	50,894	49,229
Structured notes DVA	(1,584)	(2,052)

(a)	Derivatives credit valuation adjustments (“CVA”), gross of hedges, includes results managed by the Credit Portfolio and other lines of business within the Investment Bank (“IB”).

(b)	Structured notes are recorded within long-term debt, other borrowed funds or deposits on the Consolidated Balance Sheets, depending upon the tenor and legal form of the note.

(c)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 101–102 of this Form 10-Q.
The following table provides the impact of credit adjustments on earnings in the respective periods, excluding the effect of any hedging activity.

	Three months ended March 31,
(in millions)	2012	2011
Credit adjustments:
Derivative CVA(a)	$1,461	$535
Derivative DVA	(439)	(69)
Structured note DVA(b)	(468)	23

(a)	Derivatives CVA, gross of hedges, includes results managed by the Credit Portfolio and other lines of business within IB.

(b)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 101–102 of this Form 10-Q.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated Balance Sheets at fair value
The following table presents the carrying values and estimated fair values at March 31, 2012, of financial assets and liabilities, excluding financial instruments which are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 on pages 184–198 of JPMorgan Chase’s 2011 Annual Report.

	March 31, 2012			December 31, 2011
(in billions)	Carrying value	Estimated fair value		Carrying value	Estimated fair value
Financial assets
Cash and due from banks	$55.4	$55.4	(a)	$59.6	$59.6
Deposits with banks	115.0	115.0	(a)	85.3	85.3
Accrued interest and accounts receivable	64.8	64.8	(b)	61.5	61.5
Federal funds sold and securities purchased under resale agreements	214.2	214.2	(b)	210.4	210.4
Securities borrowed	123.1	123.1	(b)	127.2	127.2
Loans	692.8	692.0	(c)	694.0	693.7
Other	47.7	48.2	(b)	49.8	50.3
Financial liabilities
Deposits	$1,123.2	$1,123.8	(b)	$1,122.9	$1,123.4
Federal funds purchased and securities loaned or sold under repurchase agreements	237.2	237.2	(b)	204.0	204.0
Commercial paper	50.6	50.6	(b)	51.6	51.6
Other borrowed funds	17.1	17.1	(b)	12.3	12.3
Accounts payable and other liabilities	168.6	168.5	(b)	166.9	166.8
Beneficial interests issued by consolidated VIEs	66.7	67.0	(b)	64.7	64.9
Long-term debt and junior subordinated deferrable interest debentures	220.4	222.2	(b)	222.1	219.5

(a)	Products/instruments are predominantly classified within level 1 of the fair value hierarchy.

(b)	Products/instruments are predominantly classified within level 2 of the fair value hierarchy.

(c)
Loans are predominantly classified within level 3 of the fair value hierarchy. Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based on the value of the underlying collateral. The difference between the estimated fair value and carrying value of a financial asset or liability is the result of the different methodologies used to determine fair value as compared with carrying value. For example, credit losses are estimated for a financial asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in a loan loss reserve calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in the allowance for loan losses. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see Note 3 on pages 184–198 of JPMorgan Chase’s 2011 Annual Report and pages 97–98 of this Note.

The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded. The carrying value and estimated fair value of the Firm’s wholesale lending-related commitments were as follows for the periods indicated.

	March 31, 2012			December 31, 2011
(in billions)	Carrying value(a)	Estimated fair value		Carrying value(a)	Estimated fair value
Wholesale lending-related commitments	$0.7	$1.9	(b)	$0.7	$3.4

(a)
Represents the allowance for wholesale lending-related commitments. Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which are recognized at fair value at the inception of guarantees.

(b)	Products/instruments are predominantly classified within level 3 of the fair value hierarchy.
The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases, without notice as permitted by law. For a further discussion of the valuation of lending-related commitments, see pages 97–98 of this Note.
Trading assets and liabilities – average balances
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended March 31,
(in millions)	2012	2011
Trading assets – debt and equity instruments(a)	$355,335	$417,463
Trading assets – derivative receivables	90,446	85,437
Trading liabilities – debt and equity instruments(a)(b)	68,984	82,919
Trading liabilities – derivative payables	76,069	71,288

(a)
Balances reflect the reduction of securities owned (long positions) by the amount of securities sold, but not yet purchased (short positions) when the long and short positions have identical CUSIP numbers.

(b)	Primarily represent securities sold, not yet purchased.

Note 4 – Fair value option
For a discussion of the primary financial instruments for which the fair value option was previously elected, including the basis for those elections and the determination of instrument-specific credit risk, where relevant, see Note 4 on pages 198–200 of JPMorgan Chase’s 2011 Annual Report.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended March 31,
	2012				2011
(in millions)	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$(48)	$—		$(48)	$(118)	$—		$(118)
Securities borrowed	14	—		14	9	—		9
Trading assets:
Debt and equity instruments, excluding loans	364	3	(c)	367	164	3	(c)	167
Loans reported as trading assets:
Changes in instrument-specific credit risk	476	18	(c)	494	480	—		480
Other changes in fair value	(252)	1,577	(c)	1,325	125	723	(c)	848
Loans:
Changes in instrument-specific credit risk	—	—		—	(6)	—		(6)
Other changes in fair value	25	—		25	143	—		143
Other assets	—	(194)	(d)	(194)	—	—		—
Deposits(a)	(160)	—		(160)	(17)	—		(17)
Federal funds purchased and securities loaned or sold under repurchase agreements	2	—		2	35	—		35
Other borrowed funds(a)	(475)	—		(475)	217	—		217
Trading liabilities	9	—		9	(3)	—		(3)
Beneficial interests issued by consolidated VIEs	(6)	—		(6)	(34)	—		(34)
Other liabilities	—	—		—	(3)	(2)	(d)	(5)
Long-term debt:
Changes in instrument-specific credit risk(a)	(419)	—		(419)	54	—		54
Other changes in fair value(b)	(705)	—		(705)	(24)	—		(24)

(a)
Total changes in instrument-specific credit risk related to structured notes were $(468) million and $23 million for the three months ended March 31, 2012 and 2011, respectively. These totals include adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

(b)
Structured notes are debt instruments with embedded derivatives that are tailored to meet a client’s need. The embedded derivative is the primary driver of risk. Although the risk associated with the structured notes is actively managed, the losses reported in this table do not include the income statement impact of such risk management instruments.

(c)	Reported in mortgage fees and related income.

(d)	Reported in other income.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2012, and December 31, 2011, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	March 31, 2012				December 31, 2011
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$4,691		$1,008	$(3,683)	$4,875		$1,141	$(3,734)
Loans	775		55	(720)	820		56	(764)
Subtotal	5,466		1,063	(4,403)	5,695		1,197	(4,498)
All other performing loans
Loans reported as trading assets	36,303		31,497	(4,806)	37,481		32,657	(4,824)
Loans	2,316		1,813	(503)	2,136		1,601	(535)
Total loans	$44,085		$34,373	$(9,712)	$45,312		$35,455	$(9,857)
Long-term debt
Principal-protected debt	$19,127	(c)	$19,131	$4	$19,417	(c)	$19,890	$473
Nonprincipal-protected debt(b)	NA		16,342	NA	NA		14,830	NA
Total long-term debt	NA		$35,473	NA	NA		$34,720	NA
Long-term beneficial interests
Principal-protected debt	$—		$—	$—	$—		$—	$—
Nonprincipal-protected debt(b)	NA		1,001	NA	NA		1,250	NA
Total long-term beneficial interests	NA		$1,001	NA	NA		$1,250	NA

(a)	There were no performing loans which were ninety days or more past due as of March 31, 2012, and December 31, 2011, respectively.

(b)
Remaining contractual principal is not applicable to nonprincipal-protected notes. Unlike principal-protected structured notes, for which the Firm is obligated to return a stated amount of principal at the maturity of the note, nonprincipal-protected structured notes do not obligate the Firm to return a stated amount of principal at maturity, but to return an amount based on the performance of an underlying variable or derivative feature embedded in the note.

(c)	Where the Firm issues principal-protected zero-coupon or discount notes, the balance reflected as the remaining contractual principal is the final principal payment at maturity.
At March 31, 2012, and December 31, 2011 the contractual amount of letters of credit for which the fair value option was elected was $3.9 billion and $3.9 billion, respectively, with a corresponding fair value of $(80) million and $(5) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 29 on pages 283–289 of JPMorgan Chase’s 2011 Annual Report.

Note 5 – Derivative instruments
For a further discussion of the Firm’s use and accounting policies regarding derivative instruments, see Note 6 on pages 202–210 of JPMorgan Chase’s 2011 Annual Report.
Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of March 31, 2012, and December 31, 2011.

	Notional amounts(a)
(in billions)	March 31, 2012	December 31, 2011
Interest rate contracts
Swaps	$37,382	$38,704
Futures and forwards	9,917	7,888
Written options	4,005	3,842
Purchased options	4,102	4,026
Total interest rate contracts	55,406	54,460
Credit derivatives	6,164	5,774
Foreign exchange contracts
Cross-currency swaps	3,211	2,931
Spot, futures and forwards	4,707	4,512
Written options	711	674
Purchased options	722	670
Total foreign exchange contracts	9,351	8,787
Equity contracts
Swaps	131	119
Futures and forwards	51	38
Written options	527	460
Purchased options	482	405
Total equity contracts	1,191	1,022
Commodity contracts
Swaps	346	341
Spot, futures and forwards	216	188
Written options	347	310
Purchased options	311	274
Total commodity contracts	1,220	1,113
Total derivative notional amounts	$73,332	$71,156

(a)	Represents the sum of gross long and gross short third-party notional derivative contracts.

While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011, by accounting designation (e.g., whether the derivatives were designated as hedges or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
March 31, 2012 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(c)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(c)
Trading assets and liabilities
Interest rate	$1,259,472	$7,063	$1,266,535	$41,520	$1,222,353	$2,171	$1,224,524	$24,235
Credit	126,555	—	126,555	6,625	124,986	—	124,986	6,703
Foreign exchange(b)	139,071	2,544	141,615	13,056	151,841	1,544	153,385	15,534
Equity	49,371	—	49,371	8,995	49,786	—	49,786	12,909
Commodity	57,240	1,135	58,375	15,181	59,134	1,350	60,484	15,093
Total fair value of trading assets and liabilities	$1,631,709	$10,742	$1,642,451	$85,377	$1,608,100	$5,065	$1,613,165	$74,474

	Gross derivative receivables				Gross derivative payables
December 31, 2011 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(c)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(c)
Trading assets and liabilities
Interest rate	$1,433,900	$7,621	$1,441,521	$46,369	$1,397,625	$2,192	$1,399,817	$28,010
Credit	169,650	—	169,650	6,684	165,121	—	165,121	5,610
Foreign exchange(b)	163,497	4,666	168,163	17,890	165,353	655	166,008	17,435
Equity	47,736	—	47,736	6,793	46,366	—	46,366	9,655
Commodity	53,894	3,535	57,429	14,741	58,836	1,108	59,944	14,267
Total fair value of trading assets and liabilities	$1,868,677	$15,822	$1,884,499	$92,477	$1,833,301	$3,955	$1,837,256	$74,977

(a)	Excludes structured notes for which the fair value option has been elected. See Note 4 on pages 101–102 of this Form 10-Q for further information.

(b)	Excludes $10 million and $11 million of foreign currency-denominated debt designated as a net investment hedge at March 31, 2012, and December 31, 2011, respectively.

(c)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

Impact of derivatives on the Consolidated Statements of Income
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three months ended March 31, 2012 and 2011, respectively. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income				Income statement impact due to:
Three months March 31, 2012 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$(375)		$488	$113	$28	$85
Foreign exchange(b)	(2,954)	(d)	2,950	(4)	—	(4)
Commodity(c)	(2,176)		1,694	(482)	27	(509)
Total	$(5,505)		$5,132	$(373)	$55	$(428)

	Gains/(losses) recorded in income				Income statement impact due to:
Three months March 31, 2011 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$(718)		$800	$82	$(9)	$91
Foreign exchange(b)	(3,206)	(d)	3,124	(82)	—	(82)
Commodity(c)	(73)		433	360	(1)	361
Total	$(3,997)		$4,357	$360	$(10)	$370

(a)
Primarily consists of hedges of the benchmark (e.g., London Interbank Offered Rate (“LIBOR”)) interest rate risk of fixed-rate long-term debt and AFS securities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of long-term debt and AFS securities for changes in spot foreign currency rates. Gains and losses related to the derivatives and the hedged items, due to changes in spot foreign currency rates, were recorded in principal transactions revenue and net interest income.

(c)	Consists of overall fair value hedges of certain commodities inventories. Gains and losses were recorded in principal transactions revenue.

(d)
Included $(2.8) billion and $(3.2) billion for the three months ended March 31, 2012 and 2011, respectively, of revenue related to certain foreign exchange trading derivatives designated as fair value hedging instruments.

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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three months ended March 31, 2012 and 2011, respectively. The Firm includes the gain/(loss) on the hedging derivative in the same line item as the offsetting change in cash flows on the hedged item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months March 31, 2012 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$21	$5	$26	$(120)	$(141)
Foreign exchange(b)	(1)	—	(1)	79	80
Total	$20	$5	$25	$(41)	$(61)

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months March 31, 2011 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$94	$3	$97	$(31)	$(125)
Foreign exchange(b)	22	—	22	18	(4)
Total	$116	$3	$119	$(13)	$(129)

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.

(c)	The Firm did not experience any forecasted transactions that failed to occur for the three months ended March 31, 2012 and 2011.

(d)
Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

Over the next 12 months, the Firm expects that $14 million (after-tax) of net gains recorded in accumulated other comprehensive income (“AOCI”) at March 31, 2012, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 9 years, and such transactions primarily relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table present hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the three months ended March 31, 2012 and 2011.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2012		2011
Three months ended March 31, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(55)	$(267)	$(71)	$(390)

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in current-period income. The Firm measures the ineffectiveness of net investment hedge accounting relationships based on changes in spot foreign currency rates, and therefore there was no ineffectiveness for net investment hedge accounting relationships during the three months ended March 31, 2012 and 2011.

Derivatives gains and losses not designated as hedging instruments
The following table presents pretax gains/(losses) recorded on a limited number of derivatives, not designated in hedge relationships, that are used to manage certain specified risk exposures, including those arising from the wholesale loan portfolio, MSRs, certain asset/liability management positions and certain commodities-related investments.

	Derivatives gains/(losses) recorded in income
Three months ended March 31, (in millions)	2012	2011
Contract type
Interest rate(a)	$536	$75
Credit(b)	(74)	(58)
Foreign exchange(c)	5	(8)
Commodity(b)	(10)	—
Total	$457	$9

(a)	Gains and losses were recorded in principal transactions revenue, mortgage fees and related income, and net interest income.

(b)	Gains and losses were recorded in principal transactions revenue.

(c)	Gains and losses were recorded in principal transactions revenue and net interest income.
The table above does not include derivatives used in market-making activities or to manage enterprise risk exposures arising from market-making and other financial intermediation activities. See Note 6 on page 110 of this Form 10-Q for information on trading revenue.

Credit risk, liquidity risk and credit-related contingent features
For a more detailed discussion of credit risk, liquidity risk and credit-related contingent features, see Note 6 on pages 202–210 of JPMorgan Chase’s 2011 Annual Report.
The following table shows the aggregate fair value of net derivative payables that contain contingent collateral or termination features that may be triggered upon a downgrade and the associated collateral the Firm has posted in the normal course of business at March 31, 2012, and December 31, 2011.
Derivative payables containing downgrade triggers

(in millions)	March 31, 2012	December 31, 2011
Aggregate fair value of net derivative payables	$20,134	$16,937
Collateral posted	18,907	11,429

The following table shows the impact of a single-notch and two-notch ratings downgrade to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”) at March 31, 2012, and December 31, 2011, related to derivative contracts with contingent collateral or termination features that may be triggered upon a downgrade.
Liquidity impact of derivative downgrade triggers

	March 31, 2012		December 31, 2011
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade	$971	$1,696	$1,460	$2,054
Amount required to settle contracts with termination triggers upon downgrade	1,142	1,780	1,054	1,923
The following tables show the carrying value of derivative receivables and payables after netting adjustments, and adjustments for collateral held and transferred as of March 31, 2012, and December 31, 2011.
Impact of netting adjustments on derivative receivables and payables

	Derivative receivables		Derivative payables
(in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Gross derivative fair value	$1,642,451	$1,884,499	$1,613,165	$1,837,256
Netting adjustment – offsetting receivables/payables(a)	(1,483,439)	(1,710,523)	(1,483,439)	(1,710,523)
Netting adjustment – cash collateral received/paid(a)	(73,635)	(81,499)	(55,252)	(51,756)
Carrying value on Consolidated Balance Sheets	$85,377	$92,477	$74,474	$74,977
Total derivative collateral

	Collateral held		Collateral transferred
(in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Netting adjustment for cash collateral(a)	$73,635	$81,499	$55,252	$51,756
Liquid securities and other cash collateral(b)	18,401	21,807	18,680	19,439
Additional liquid securities and cash collateral(c)	19,616	17,613	10,643	10,824
Total collateral for derivative transactions	$111,652	$120,919	$84,575	$82,019

(a)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(b)	Represents cash collateral received and paid that is not subject to a legally enforceable master netting agreement, and liquid securities collateral held and transferred.

(c)
Represents liquid securities and cash collateral held and transferred at the initiation of derivative transactions, which is available as security against potential exposure that could arise should the fair value of the transactions move, as well as collateral held and transferred related to contracts that have non-daily call frequency for collateral to be posted, and collateral that the Firm or a counterparty has agreed to return but has not yet settled as of the reporting date. These amounts were not netted against the derivative receivables and payables in the tables above, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both March 31, 2012, and December 31, 2011.

Credit derivatives
For a more detailed discussion of credit risk, liquidity risk and credit-related contingent features, see Note 6 on pages 202–210 of JPMorgan Chase’s 2011 Annual Report.
The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of March 31, 2012, and December 31, 2011. Upon a credit event, the Firm as a seller of protection would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. Other purchased protection referenced in the following tables includes credit derivatives bought on related, but not identical, reference positions (including indices, portfolio coverage and other reference points) as well as protection purchased through credit-related notes.
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

Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
March 31, 2012 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps(a)	$(3,072,113)	$2,942,724	$(129,389)	$32,018
Other credit derivatives(b)	(84,042)	7,327	(76,715)	25,674
Total credit derivatives	(3,156,155)	2,950,051	(206,104)	57,692
Credit-related notes	(510)	—	(510)	4,157
Total	$(3,156,665)	$2,950,051	$(206,614)	$61,849

	Maximum payout/Notional amount
December 31, 2011 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps(a)	$(2,839,492)	$2,798,207	$(41,285)	$29,139
Other credit derivatives(b)	(79,711)	4,954	(74,757)	22,292
Total credit derivatives	(2,919,203)	2,803,161	(116,042)	51,431
Credit-related notes	(742)	—	(742)	3,944
Total	$(2,919,945)	$2,803,161	$(116,784)	$55,375

(a)
At March 31, 2012, and December 31, 2011, included: (1) $100 million and $131 million of protection sold, respectively, and (2) $29.7 billion and $26.4 billion of protection purchased, respectively, related to credit portfolio activity.

(b)	Primarily consists of total return swaps and CDS options.

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

(e)	Represents protection purchased by the Firm through single-name and index CDS or credit-related notes.
The following tables summarize the notional and fair value amounts of credit derivatives and credit-related notes as of March 31, 2012, and December 31, 2011, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile
March 31, 2012 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value(b)
Risk rating of reference entity
Investment-grade	$(375,391)	$(1,322,649)	$(454,882)	$(2,152,922)	$(27,142)
Noninvestment-grade	(247,436)	(602,887)	(153,420)	(1,003,743)	(64,124)
Total	$(622,827)	$(1,925,536)	$(608,302)	$(3,156,665)	$(91,266)

December 31, 2011 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value(b)
Risk rating of reference entity
Investment-grade	$(352,215)	$(1,262,143)	$(345,996)	$(1,960,354)	$(57,697)
Noninvestment-grade	(241,823)	(589,954)	(127,814)	(959,591)	(85,304)
Total	$(594,038)	$(1,852,097)	$(473,810)	$(2,919,945)	$(143,001)

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

Note 6 – Noninterest revenue
For a discussion of the components of and accounting policies for the Firm’s noninterest revenue, see Note 7 on pages 211–212 of JPMorgan Chase’s 2011 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended March 31,
(in millions)	2012	2011
Underwriting
Equity	$276	$379
Debt	823	982
Total underwriting	1,099	1,361
Advisory	282	432
Total investment banking fees	$1,381	$1,793
The following table presents principal transactions revenue by major underlying type of risk exposures.
This table does not include other types of revenue, such as net interest income on securities, which are an integral part of the overall performance of the Firm’s client-driven market-making and risk management activities.

	Three months ended March 31,
(in millions)	2012	2011
Trading revenue by risk exposure
Interest rate	$1,345	$527
Credit	(324)	1,248
Foreign exchange	548	560
Equity	823	1,039
Commodity(a)	627	566
Total trading revenue	3,019	3,940
Private equity gains/(losses)(b)	363	805
Principal transactions(c)	$3,382	$4,745

(a)
Includes realized gains and losses and unrealized losses on physical commodities inventories that are generally carried at the lower of cost or fair value, subject to any applicable fair value hedge accounting adjustments, and gains and losses on commodity derivatives and other financial instruments that are carried at fair value through income. Commodity derivatives are frequently used to manage the Firm’s risk exposure to its physical commodities inventories.

(b)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, as well as those held in other business segments.

(c)
Principal transactions included debit valuation adjustments (“DVA”) related to derivatives and structured liabilities measured at fair value in IB. DVA (losses) were $(907) million and $(46) million for the three months ended March 31, 2012 and 2011, respectively.

The following table presents components of asset management, administration and commissions.

	Three months ended March 31,
(in millions)	2012	2011
Asset management
Investment management fees	$1,446	$1,494
All other asset management fees	162	144
Total asset management fees	1,608	1,638

Total administration fees(a)	535	551

Commission and other fees
Brokerage commissions	655	763
All other commissions and fees	594	654
Total commissions and fees	1,249	1,417
Total asset management, administration and commissions	$3,392	$3,606

(a)	Includes fees for custody, securities lending, funds services and securities clearance.

Note 7 – Interest income and Interest expense
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, see Note 8 on page 212 of JPMorgan Chase’s 2011 Annual Report.
Details of interest income and interest expense were as follows.

	Three months ended March 31,
(in millions)	2012	2011
Interest income
Loans	$9,102	$9,507
Securities	2,295	2,216
Trading assets	2,394	2,885
Federal funds sold and securities purchased under resale agreements	651	543
Securities borrowed	37	47
Deposits with banks	152	101
Other assets(a)	70	148
Total interest income	14,701	15,447
Interest expense
Interest-bearing deposits	722	922
Short-term and other liabilities(b)	409	818
Long-term debt	1,722	1,588
Beneficial interests issued by consolidated VIEs	182	214
Total interest expense	3,035	3,542
Net interest income	11,666	11,905
Provision for credit losses	726	1,169
Net interest income after provision for credit losses	$10,940	$10,736

(a)	Predominantly margin loans.

(b)	Includes brokerage customer payables.

Note 8 – Pension and other postretirement employee benefit plans
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit (“OPEB”) plans, see Note 9 on pages 213–222 of JPMorgan Chase’s 2011 Annual Report.

The following table presents the components of net periodic benefit costs reported in the Consolidated Statements of Income for the Firm’s U.S. and non-U.S. defined benefit pension, defined contribution and OPEB plans.

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended March 31, (in millions)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost
Benefits earned during the period	$68	$62	$10	$9	$—	$—
Interest cost on benefit obligations	106	113	31	33	11	13
Expected return on plan assets	(195)	(198)	(33)	(36)	(22)	(22)
Amortization:
Net (gain)/loss	72	41	9	12	2	—
Prior service cost/(credit)	(11)	(10)	—	—	—	(2)
Net periodic defined benefit cost	40	8	17	18	(9)	(11)
Other defined benefit pension plans(a)	4	7	2	4	NA	NA
Total defined benefit plans	44	15	19	22	(9)	(11)
Total defined contribution plans	81	78	80	78	NA	NA
Total pension and OPEB cost included in compensation expense	$125	$93	$99	$100	$(9)	$(11)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $14.4 billion and $3.1 billion, respectively, as of March 31, 2012, and $11.9 billion and $3.0 billion, respectively, as of December 31, 2011. See Note 19 on page 148 of this Form 10-Q for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the three-month periods ended March 31, 2012 and 2011.

The Firm does not anticipate any contribution to the U.S. defined benefit pension plan in 2012 at this time. For 2012, the cost associated with funding benefits under the Firm’s U.S. non-qualified defined benefit pension plans is expected to total $39 million. The 2012 contributions to the non-U.S. defined benefit pension and OPEB plans are expected to be $49 million and $2 million, respectively.
Effective March 19, 2012, JPMorgan Chase Bank, N.A. became the sponsor of the Washington Mutual Pension Plan and it is anticipated that the plan’s net assets will be merged into the JPMorgan Chase Retirement Plan later in 2012.

Note 9 – Employee stock-based incentives
For a discussion of the accounting policies and other information relating to employee stock-based incentives, see Note 10 on pages 222–224 of JPMorgan Chase’s 2011 Annual Report.
The Firm recognized the following noncash compensation expense related to its various employee stock-based incentive plans in its Consolidated Statements of Income.

Three months ended March 31, (in millions)	2012	2011
Cost of prior grants of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$582	$561
Accrual of estimated costs of RSUs and SARs to be granted in future periods including those to full-career eligible employees	250	269
Total noncash compensation expense related to employee stock-based incentive plans	$832	$830
In the first quarter of 2012, in connection with its annual incentive grant, the Firm granted 57 million RSUs and 14 million SARs with weighted-average grant date fair values of $35.62 per RSU and $8.89 per SAR.

Note 10 – Noninterest expense
The following table presents the components of noninterest expense.

	Three months ended March 31,
(in millions)	2012	2011
Compensation expense	$8,613	$8,263
Noncompensation expense:
Occupancy expense	961	978
Technology, communications and equipment expense	1,271	1,200
Professional and outside services	1,795	1,735
Marketing	680	659
Other expense(a)	4,832	2,943
Amortization of intangibles	193	217
Total noncompensation expense	9,732	7,732
Total noninterest expense	$18,345	$15,995

(a)	Included litigation expense of $2.7 billion and $1.1 billion for the three months ended March 31, 2012 and 2011, respectively.

Note 11 – Securities
Securities are primarily classified as AFS or trading. For additional information regarding AFS securities, see Note 12 on pages 225–230 of JPMorgan Chase’s 2011 Annual Report. Trading securities are discussed in Note 3 on pages 91–100 of this Form 10-Q.
Realized gains and losses
The following table presents realized gains and losses and credit losses that were recognized in income from AFS securities.

Three months ended March 31, (in millions)	2012	2011
Realized gains	$749	$152
Realized losses	(206)	(20)
Net realized gains(a)	543	132
Credit losses included in securities gains(b)	(7)	(30)
Net securities gains	$536	$102

(a)	Proceeds from securities sold were within approximately 4% and 2% of amortized cost for the three months ended March 31, 2012 and 2011, respectively.

(b)
Includes other-than-temporary impairment losses recognized in income on certain obligations of U. S. states and municipalities and prime mortgage-backed securities for the three months ended March 31, 2012, and on certain prime mortgage-backed securities for the three months ended March 31, 2011.

The amortized costs and estimated fair values of AFS and held-to-maturity (“HTM”) securities were as follows for the dates indicated.

	March 31, 2012					December 31, 2011
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses		Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses		Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$99,397	$4,923	$2		$104,318	$101,968	$5,141	$2		$107,107
Residential:
Prime and Alt-A	2,734	60	183	(c)	2,611	2,170	54	218	(c)	2,006
Subprime	29	—	—		29	1	—	—		1
Non-U.S.	74,518	657	273		74,902	66,067	170	687		65,550
Commercial	10,718	852	4		11,566	10,632	650	53		11,229
Total mortgage-backed securities	187,396	6,492	462		193,426	180,838	6,015	960		185,893
U.S. Treasury and government agencies(a)	11,657	115	5		11,767	8,184	169	2		8,351
Obligations of U.S. states and municipalities	17,840	1,536	34		19,342	15,404	1,184	48		16,540
Certificates of deposit	3,044	2	2		3,044	3,017	—	—		3,017
Non-U.S. government debt securities	52,206	534	53		52,687	44,944	402	81		45,265
Corporate debt securities(b)	60,537	476	618		60,395	63,607	216	1,647		62,176
Asset-backed securities:
Collateralized loan obligations	24,938	455	154		25,239	24,474	553	166		24,861
Other	13,204	154	32		13,326	15,779	251	57		15,973
Total available-for-sale debt securities	370,822	9,764	1,360	(c)	379,226	356,247	8,790	2,961	(c)	362,076
Available-for-sale equity securities	2,486	23	4		2,505	2,693	14	2		2,705
Total available-for-sale securities	$373,308	$9,787	$1,364	(c)	$381,731	$358,940	$8,804	$2,963	(c)	$364,781
Total held-to-maturity securities	$11	$1	$—		$12	$12	$1	$—		$13

(a)	Includes total U.S. government-sponsored enterprise obligations with fair values of $86.0 billion and $89.3 billion at March 31, 2012, and December 31, 2011, respectively.

(b)	Consists primarily of bank debt including sovereign government-guaranteed bank debt.

(c)
Includes a total of $78 million and $91 million (pretax) of unrealized losses related to prime mortgage-backed securities and obligations of U. S. states and municipalities for which credit losses have been recognized in income at March 31, 2012, and prime mortgage-backed securities for which credit losses have been recognized in income at December 31, 2011, respectively. These unrealized losses are not credit-related and remain reported in AOCI.

Securities impairment
The following tables present the fair value and gross unrealized losses for AFS securities by aging category at March 31, 2012, and December 31, 2011.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
March 31, 2012 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$315	$1	$2,348	$1	$2,663	$2
Residential:
Prime and Alt-A	283	4	1,129	179	1,412	183
Subprime	—	—	—	—	—	—
Non-U.S.	8,985	112	12,540	161	21,525	273
Commercial	384	4	—	—	384	4
Total mortgage-backed securities	9,967	121	16,017	341	25,984	462
U.S. Treasury and government agencies	7,333	5	—	—	7,333	5
Obligations of U.S. states and municipalities	2,155	34	—	—	2,155	34
Certificates of deposit	1,430	2	—	—	1,430	2
Non-U.S. government debt securities	8,131	52	499	1	8,630	53
Corporate debt securities	16,259	333	8,602	285	24,861	618
Asset-backed securities:
Collateralized loan obligations	5,659	54	4,181	100	9,840	154
Other	2,927	14	1,017	18	3,944	32
Total available-for-sale debt securities	53,861	615	30,316	745	84,177	1,360
Available-for-sale equity securities	4	4	—	—	4	4
Total securities with gross unrealized losses	$53,865	$619	$30,316	$745	$84,181	$1,364

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2011 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$2,724	$2	$—	$—	$2,724	$2
Residential:
Prime and Alt-A	649	12	970	206	1,619	218
Subprime	—	—	—	—	—	—
Non-U.S.	30,500	266	25,176	421	55,676	687
Commercial	837	53	—	—	837	53
Total mortgage-backed securities	34,710	333	26,146	627	60,856	960
U.S. Treasury and government agencies	3,369	2	—	—	3,369	2
Obligations of U.S. states and municipalities	147	42	40	6	187	48
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	11,901	66	1,286	15	13,187	81
Corporate debt securities	22,230	901	9,585	746	31,815	1,647
Asset-backed securities:
Collateralized loan obligations	5,610	49	3,913	117	9,523	166
Other	4,735	40	1,185	17	5,920	57
Total available-for-sale debt securities	82,702	1,433	42,155	1,528	124,857	2,961
Available-for-sale equity securities	338	2	—	—	338	2
Total securities with gross unrealized losses	$83,040	$1,435	$42,155	$1,528	$125,195	$2,963

Other-than-temporary impairment
The following table presents credit losses that are included in the securities gains and losses table above.

Three months ended March 31, (in millions)	2012	2011
Debt securities the Firm does not intend to sell that have credit losses
Total other-than-temporary impairment losses(a)	$(10)	$(27)
Losses recorded in/(reclassified from) other comprehensive income	3	(3)
Total credit losses recognized in income(b)	$(7)	$(30)

(a)
For initial OTTI, represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, represents additional declines in fair value subsequent to previously recorded OTTI, if applicable.

(b)
Represents the credit loss component on certain obligations of U. S. states and municipalities and prime mortgage-backed securities for the three months ended March 31, 2012, and on certain prime mortgage-backed securities for the three months ended March 31, 2011, that the Firm does not intend to sell. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value if there has been a decline in expected cash flows.

Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the three months ended March 31, 2012 and 2011, of the credit loss component of OTTI losses that have been recognized in income, related to debt securities that the Firm does not intend to sell.

Three months ended March 31, (in millions)	2012	2011
Balance, beginning of period	$708	$632
Newly credit-impaired securities	6	4
Losses reclassified from other comprehensive income on previously credit-impaired securities	1	26
Balance, end of period	$715	$662
Gross unrealized losses
Gross unrealized losses have generally decreased since December 31, 2011, including those that have been in an unrealized loss position for 12 months or more. As of March 31, 2012, the Firm does not intend to sell the securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities reported in the table above for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of March 31, 2012.
Following is a description of the Firm’s principal investment securities with the most significant unrealized losses that have existed for 12 months or more as of March 31, 2012, and the key assumptions used in the Firm’s estimate of the present value of the cash flows expected to be collected from these investments.
Mortgage-backed securities – Prime and Alt-A nonagency
As of March 31, 2012, gross unrealized losses related to prime and Alt-A residential mortgage-backed securities issued by private issuers were $183 million, of which $179 million related to securities that have been in an unrealized loss position for 12 months or more. The Firm has previously recognized OTTI on securities that are backed primarily by mortgages with higher credit risk characteristics based on collateral type, vintage and geographic concentration. The remaining securities that have not experienced OTTI generally either do not possess all of these characteristics or have sufficient credit enhancements to protect the investments. These credit enhancements are primarily in the form of subordination, which is a form of structural enhancement where realized losses associated with assets held in the vehicle that issued the securities are allocated to the various tranches of securities and considers the relative priority of claims on the assets and earnings of the issuing vehicle. The average credit enhancements associated with the below investment-grade positions that have experienced OTTI losses and those that have not are 2% and 17%, respectively.
The Firm's cash flow estimates are based on a loan-level analysis that considers housing prices, loan-to-value (“LTV”) ratio, loan type, geographical location of the underlying property and unemployment rates, among other factors. The weighted-average underlying default rate on the positions was forecasted to be 23%; the related weighted-average loss severity forecast was 49%; and estimated voluntary prepayment rates ranged from 3% to 17%. Based on the results of this analysis, an OTTI loss of $1 million was recognized for the three months ended March 31, 2012, on certain securities due to their higher loss assumptions, and the unrealized loss of $183 million is considered temporary as management believes that the credit enhancement levels for those securities remain sufficient to support the Firm’s investment.
Mortgage-backed securities – Non-U.S.
As of March 31, 2012, gross unrealized losses related to non-U.S. residential mortgage-backed securities were $273 million, of which $161 million related to securities that have been in an unrealized loss position for 12 months or more. Substantially all of these securities are rated “AAA,” “AA” or “A” and primarily represent mortgage exposures in the United Kingdom and the Netherlands. The key assumptions used in analyzing non-U.S. residential mortgage-backed securities for potential credit losses include credit enhancements, recovery rates, default rates, and constant prepayment rates. Credit enhancement is primarily in the form of subordination and was approximately 10% of the outstanding principal balance of securitized mortgage loans, compared with expected lifetime losses of 1% of the outstanding principal. In assessing potential credit losses, assumptions included recovery rates of 60%, default rates of 0.25% to 0.5% and constant prepayment rates of 10% to 15%. The unrealized loss is considered temporary, based on management’s assessment that the estimated future cash flows together with the credit enhancement levels for those securities remain sufficient to support the Firm’s investment.

Corporate debt securities
As of March 31, 2012, gross unrealized losses related to corporate debt securities were $618 million, of which $285 million related to securities that have been in an unrealized loss position for 12 months or more. Substantially all of the corporate debt securities are rated investment-grade, including those in an unrealized loss position. Various factors were considered in assessing whether the Firm expects to recover the amortized cost of corporate debt securities including, but not limited to, the strength of issuer credit ratings, the financial condition of guarantors and the length of time and the extent to which a security’s fair value has been less than its amortized cost. The fair values of securities in an unrealized loss position were on average within approximately 3% of amortized cost. Based on management’s assessment, the Firm expects to recover the entire amortized cost basis of all corporate debt securities that were in an unrealized loss position as of March 31, 2012.

Asset-backed securities – Collateralized loan obligations
As of March 31, 2012, gross unrealized losses related to CLOs were $154 million, of which $100 million related to securities that were in an unrealized loss position for 12 months or more. Overall, losses have decreased since December 31, 2011, mainly as a result of lower default forecasts and spread tightening across various asset classes. Substantially all of these securities are rated “AAA,” “AA” or “A” and have an average credit enhancement of 30%. The key assumptions considered in analyzing potential credit losses were underlying loan and debt security defaults and loss severity. Based on current default trends for the collateral underlying the securities, the Firm assumed initial collateral default rates of 2.5% and 4% beginning in 2012 and thereafter. Further, loss severities were assumed to be 48% for loans and 82% for debt securities. Losses on collateral were estimated to occur approximately 18 months after default. The unrealized loss is considered temporary, based on management’s assessment that the estimated future cash flows together with the credit enhancement levels for those securities remain sufficient to support the Firm's investment.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at March 31, 2012, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

By remaining maturity March 31, 2012 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$15	$8,283	$8,605	$170,493	$187,396
Fair value	16	8,391	8,840	176,179	193,426
Average yield(b)	4.71%	3.12%	3.01%	3.44%	3.41%
U.S. Treasury and government agencies(a)
Amortized cost	$7,302	$2,707	$1,411	$237	$11,657
Fair value	7,304	2,813	1,411	239	11,767
Average yield(b)	0.24%	2.29%	2.32%	2.06%	1.00%
Obligations of U.S. states and municipalities
Amortized cost	$61	$322	$1,065	$16,392	$17,840
Fair value	61	346	1,142	17,793	19,342
Average yield(b)	3.06%	3.65%	3.51%	4.73%	4.63%
Certificates of deposit
Amortized cost	$2,926	$118	$—	$—	$3,044
Fair value	2,927	117	—	—	3,044
Average yield(b)	4.25%	2.52%	—%	—%	4.18%
Non-U.S. government debt securities
Amortized cost	$19,037	$19,001	$7,971	$6,197	$52,206
Fair value	19,045	19,198	8,149	6,295	52,687
Average yield(b)	1.34%	2.11%	3.11%	3.81%	2.18%
Corporate debt securities
Amortized cost	$19,481	$28,345	$12,706	$5	$60,537
Fair value	19,468	28,344	12,578	5	60,395
Average yield(b)	2.15%	3.30%	4.38%	5.01%	3.15%
Asset-backed securities
Amortized cost	$1	$3,295	$17,516	$17,330	$38,142
Fair value	1	3,338	17,725	17,501	38,565
Average yield(b)	2.35%	2.36%	2.15%	2.61%	2.38%
Total available-for-sale debt securities
Amortized cost	$48,823	$62,071	$49,274	$210,654	$370,822
Fair value	48,822	62,547	49,845	218,012	379,226
Average yield(b)	1.67%	2.82%	3.06%	3.48%	3.08%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$2,486	$2,486
Fair value	—	—	—	2,505	2,505
Average yield(b)	—%	—%	—%	0.39%	0.39%
Total available-for-sale securities
Amortized cost	$48,823	$62,071	$49,274	$213,140	$373,308
Fair value	48,822	62,547	49,845	220,517	381,731
Average yield(b)	1.67%	2.82%	3.06%	3.45%	3.06%
Total held-to-maturity securities
Amortized cost	$—	$8	$2	$1	$11
Fair value	—	9	2	1	12
Average yield(b)	—%	6.89%	6.73%	6.48%	6.84%

(a)	U.S. government agencies and U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at March 31, 2012.

(b)
Average yield is computed using the effective yield of each security owned at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts, and the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(c)
Includes securities with no stated maturity. Substantially all of the Firm’s residential mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately three years for agency residential mortgage-backed securities, two years for agency residential collateralized mortgage obligations and four years for nonagency residential collateralized mortgage obligations.

Note 12 – Securities financing activities
For a discussion of accounting policies relating to securities financing activities, see Note 13 on page 231 of JPMorgan Chase’s 2011 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, see Note 4 on pages 101–102 of this Form 10-Q.
The following table details the Firm’s securities financing agreements, all of which are accounted for as collateralized financings during the periods presented.

(in millions)	March 31, 2012	December 31, 2011
Securities purchased under resale agreements(a)	$240,281	$235,000
Securities borrowed(b)	135,650	142,462
Securities sold under repurchase agreements(c)	$231,944	$197,789
Securities loaned	17,253	14,214

(a)	At March 31, 2012, and December 31, 2011, included resale agreements of $26.3 billion and $24.9 billion, respectively, accounted for at fair value.

(b)	At March 31, 2012, and December 31, 2011, included securities borrowed of $12.5 billion and $15.3 billion, respectively, accounted for at fair value.

(c)	At March 31, 2012, and December 31, 2011, included repurchase agreements of $13.2 billion and $9.5 billion, respectively, accounted for at fair value.
The amounts reported in the table above were reduced by $116.3 billion and $115.7 billion at March 31, 2012, and December 31, 2011, respectively, as a result of agreements in effect that meet the specified conditions for net presentation under applicable accounting guidance.
For further information regarding assets pledged and collateral received in securities financing agreements, see Note 22 on page 154 of this Form 10-Q.

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
For a detailed discussion of loans, including accounting policies, see Note 14 on pages 231–252 of JPMorgan Chase’s 2011 Annual Report. See Note 4 on pages 101–102 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 on pages 91–100 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.

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

Wholesale(a)	Consumer, excluding credit card(b)	Credit card(d)
• Commercial and industrial • Real estate • Financial institutions • Government agencies • Other
Residential real estate – excluding PCI
• Home equity – senior lien
• Home equity – junior lien
• Prime mortgage, including
     option ARMs
• Subprime mortgage
Other consumer loans
• Auto(c)
• Business banking(c)
• Student and other
Residential real estate – PCI
• Home equity
• Prime mortgage
• Subprime mortgage
• Option ARMs
• Credit card loans

(a)	Includes loans reported in IB, Commercial Banking (“CB”), Treasury & Securities Services (“TSS”) and Asset Management (“AM”) business segments and in Corporate/Private Equity.

(b)	Includes loans reported in RFS, auto and student loans reported in Card Services & Auto (“Card”), and residential real estate loans reported in the AM business segment and in Corporate/Private Equity.

(c)
Includes auto and business banking risk-rated loans that apply the wholesale methodology for determining the allowance for loan losses; these loans are managed by Card and RFS, respectively, and therefore, for consistency in presentation, are included with the other consumer loan classes.

(d)
Prior to January 1, 2012, the Credit card portfolio segment was reported as two classes: Chase, excluding Washington Mutual, and Washington Mutual. The Washington Mutual class is a run-off portfolio that has been declining since the Firm acquired the portfolio in 2008. Effective January 1, 2012, management determined that the Washington Mutual portfolio class is no longer significant, and therefore, the Credit card portfolio segment is now being reported as one class of loans.

The following table summarizes the Firm’s loan balances by portfolio segment.

	March 31, 2012					December 31, 2011
(in millions)	Wholesale	Consumer, excluding credit card	Credit card(a)	Total		Wholesale	Consumer, excluding credit card	Credit card(a)	Total
Retained	$283,653	$304,770	$124,475	$712,898	(b)	$278,395	$308,427	$132,175	$718,997	(b)
Held-for-sale	4,925	—	856	5,781		2,524	—	102	2,626
At fair value	2,288	—	—	2,288		2,097	—	—	2,097
Total	$290,866	$304,770	$125,331	$720,967		$283,016	$308,427	$132,277	$723,720

(a)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(b)
Loans (other than PCI loans and those for which the fair value option has been selected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $2.7 billion at both March 31, 2012, and December 31, 2011.

The following table provides information about the carrying value of retained loans purchased, retained loans sold and retained loans reclassified to held-for-sale during the periods indicated. These tables exclude loans recorded at fair value. On an ongoing basis, the Firm manages its exposure to credit risk. Selling loans is one way that the Firm reduces its credit exposures.

	2012				2011
Three months ended March 31, (in millions)	Wholesale	Consumer, excluding credit card	Credit card	Total	Wholesale	Consumer, excluding credit card	Credit card	Total
Purchases	$321	$1,759	$—	$2,080	$123	$1,992	$—	$2,115
Sales	863	357	—	1,220	877	257	—	1,134
Retained loans reclassified to held-for-sale	62	—	923	985	177	—	1,912	2,089
The following table provides information about gains/(losses) on loan sales by portfolio segment.

Three months ended March 31, (in millions)	2012	2011
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Wholesale	$32	$61
Consumer, excluding credit card	32	25
Credit card	(18)	(20)
Total net gains/(losses) on sales of loans (including lower of cost or fair value adjustments	$46	$66

(a)	Excludes sales related to loans accounted for at fair value.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers from large corporate and institutional clients to certain high-net worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned each loan. For further information on these risk ratings, see Notes 14 and 15 on pages 231–255 of JPMorgan Chase’s 2011 Annual Report.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

(in millions, except ratios)	Commercial and industrial		Real estate
	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
Loans by risk ratings
Investment-grade	$52,476	$52,428	$35,299	$33,920
Noninvestment-grade:
Noncriticized	41,499	38,644	17,040	15,972
Criticized performing	2,333	2,254	3,599	3,906
Criticized nonaccrual	781	889	809	886
Total noninvestment-grade	44,613	41,787	21,448	20,764
Total retained loans	$97,089	$94,215	$56,747	$54,684
% of total criticized to total retained loans	3.21%	3.34%	7.77%	8.76%
% of nonaccrual loans to total retained loans	0.80	0.94	1.43	1.62
Loans by geographic distribution(a)
Total non-U.S.	$31,122	$30,813	$2,099	$1,497
Total U.S.	65,967	63,402	54,648	53,187
Total retained loans	$97,089	$94,215	$56,747	$54,684

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$95,824	$93,060	$55,572	$53,387
30–89 days past due and still accruing	460	266	321	327
90 or more days past due and still accruing(c)	24	—	45	84
Criticized nonaccrual	781	889	809	886
Total retained loans	$97,089	$94,215	$56,747	$54,684

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(b)
The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality. For a discussion of more significant risk factors, see Note 14 on page 235 of JPMorgan Chase’s 2011 Annual Report.

(c)	Represents loans that are considered well-collateralized and therefore still accruing interest.

(d)	Other primarily includes loans to SPEs and loans to private banking clients. See Note 1 on pages 182–183 of JPMorgan Chase’s 2011 Annual Report for additional information on SPEs.
The following table presents additional information on the real estate class of loans within the Wholesale portfolio segment for the periods indicated. For further information on real estate loans, see Note 14 on pages 231–252 of JPMorgan Chase’s 2011 Annual Report.

(in millions, except ratios)	Multi-family		Commercial lessors
	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
Real estate retained loans	$33,516	$32,524	$15,311	$14,444
Criticized exposure	2,221	2,451	1,750	1,662
% of criticized exposure to total real estate retained loans	6.63%	7.54%	11.43%	11.51%
Criticized nonaccrual	$396	$412	$302	$284
% of criticized nonaccrual to total real estate retained loans	1.18%	1.27%	1.97%	1.97%

(table continued from previous page)

Financial institutions		Government agencies		Other(d)		Total retained loans
Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011

$26,720	$28,804	$7,420	$7,421	$76,789	$74,497	$198,704	$197,070

8,647	9,132	375	378	8,572	7,583	76,133	71,709
239	246	5	4	699	808	6,875	7,218
23	37	14	16	314	570	1,941	2,398
8,909	9,415	394	398	9,585	8,961	84,949	81,325
$35,629	$38,219	$7,814	$7,819	$86,374	$83,458	$283,653	$278,395
0.74%	0.74%	0.24%	0.26%	1.17%	1.65%	3.11%	3.45%
0.06	0.10	0.18	0.20	0.36	0.68	0.68	0.86

$26,999	$29,996	$648	$583	$36,695	$32,275	$97,563	$95,164
8,630	8,223	7,166	7,236	49,679	51,183	186,090	183,231
$35,629	$38,219	$7,814	$7,819	$86,374	$83,458	$283,653	$278,395

$35,576	$38,129	$7,750	$7,780	$85,164	$81,802	$279,886	$274,158
30	51	50	23	873	1,072	1,734	1,739
—	2	—	—	23	14	92	100
23	37	14	16	314	570	1,941	2,398
$35,629	$38,219	$7,814	$7,819	$86,374	$83,458	$283,653	$278,395

(table continued from previous page)

Commercial construction and development		Other		Total real estate loans
Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
$3,187	$3,148	$4,733	$4,568	$56,747	$54,684
260	297	177	382	4,408	4,792
8.16%	9.43%	3.74%	8.36%	7.77%	8.76%
$34	$69	$77	$121	$809	$886
1.07%	2.19%	1.63%	2.65%	1.43%	1.62%

Wholesale impaired loans and loan modifications
Wholesale impaired loans include loans that have been placed on nonaccrual status and/or that have been modified in a troubled debt restructuring (“TDR”). All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on page 136 of this Form 10-Q.
The table below provides information about the Firm’s wholesale impaired loans.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
Impaired loans
With an allowance	$642	$828	$594	$621	$10	$21	$14	$16	$178	$473	$1,438	$1,959
Without an allowance(a)	244	177	225	292	13	18	—	—	138	103	620	590
Total impaired loans	$886	$1,005	$819	$913	$23	$39	$14	$16	$316	$576	$2,058	$2,549
Allowance for loan losses related to impaired loans	$239	$276	$97	$148	$3	$5	$8	$10	$101	$77	$448	$516
Unpaid principal balance of impaired loans(b)	1,537	1,705	997	1,124	47	63	15	17	480	1,008	3,076	3,917

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at March 31, 2012, and December 31, 2011. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

The following table presents the Firm’s average impaired loans for the periods indicated.

Three months ended March 31, (in millions)	2012	2011
Commercial and industrial	$918	$1,553
Real estate	875	2,730
Financial institutions	28	94
Government agencies	16	22
Other	395	637
Total(a)	$2,232	$5,036

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for three months ended March 31, 2012 and 2011.
Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. For further information, see Note 14 on pages 233–234 and 238–239 of JPMorgan Chase’s 2011 Annual Report. The following table provides information about the Firm’s wholesale loans that have been modified in TDRs as of the dates presented.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
Loans modified in troubled debt restructurings	$419	$531	$148	$176	$—	$2	$13	$16	$84	$25	$664	$750
TDRs on nonaccrual status	314	415	116	128	—	—	13	16	82	19	525	578
Additional commitments to lend to borrowers whose loans have been modified in TDRs	15	147	—	—	—	—	—	—	—	—	15	147
TDR activity rollforward
The following table reconciles the beginning and ending balances of wholesale loans modified in TDRs for the period presented and provides information regarding the nature and extent of modifications during the period.

Three months ended March 31, (in millions)	Commercial and industrial		Real estate		Other (b)		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Beginning balance of TDRs	$531	$212	$176	$907	$43	$24	$750	$1,143
New TDRs	4	$9	3	40	63	—	70	49
Increases to existing TDRs	1	2	—	—	—	—	1	2
Charge-offs post-modification	(9)	(6)	(2)	(142)	—	—	(11)	(148)
Sales and other(a)	(108)	(61)	(29)	(535)	(9)	(1)	(146)	(597)
Ending balance of TDRs	$419	$156	$148	$270	$97	$23	$664	$449

(a)
Sales and other are largely sales and paydowns, but also includes $23 million and $78 million of performing loans restructured at market rates that were removed from the reported TDR balance during the three months ended March 31, 2012 and 2011, respectively.

(b)	Includes loans to Financial institutions, Government agencies and Other.

Financial effects of modifications and redefaults
Loans modified as TDRs are typically term or payment extensions and, to a lesser extent, deferrals of principal and/or interest on commercial and industrial and real estate loans. For the three months ended March 31, 2012 and 2011, the average term extension granted on loans with term or payment extensions was 0.9 years and 2.3 years, respectively. The weighted-average remaining term for all loans modified during these periods was 4.1 years and 2.6 years, respectively. During the three months ended March 31, 2012 and 2011, wholesale TDR loans that redefaulted within one year of the modification were $47 million and $42 million, respectively. A payment default is deemed to occur when the borrower has not made a loan payment by its scheduled due date after giving effect to any contractual grace period.

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
The table below provides information about consumer retained loans by class, excluding the Credit card loan portfolio segment.

(in millions)	Mar 31, 2012	Dec 31, 2011
Residential real estate – excluding PCI
Home equity:
Senior lien	$21,202	$21,765
Junior lien	54,005	56,035
Mortgages:
Prime, including option ARMs	76,292	76,196
Subprime	9,289	9,664
Other consumer loans
Auto	48,245	47,426
Business banking	17,822	17,652
Student and other	13,854	14,143
Residential real estate – PCI
Home equity	22,305	22,697
Prime mortgage	14,781	15,180
Subprime mortgage	4,870	4,976
Option ARMs	22,105	22,693
Total retained loans	$304,770	$308,427

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
For further information on consumer credit quality indicators, see Note 14 on pages 231–252 of JPMorgan Chase’s 2011 Annual Report.
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

Residential real estate – excluding PCI loans
	Home equity
(in millions, except ratios)	Senior lien		Junior lien
	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012		Dec 31, 2011
Loan delinquency(a)
Current	$20,472	$20,992	$52,697		$54,533
30–149 days past due	352	405	1,077		1,272
150 or more days past due	378	368	231		230
Total retained loans	$21,202	$21,765	$54,005		$56,035
% of 30+ days past due to total retained loans	3.44%	3.55%	2.42%		2.68%
90 or more days past due and still accruing	$—	$—	$—		$—
90 or more days past due and government guaranteed(b)	—	—	—		—
Nonaccrual loans	489	495	2,277	(g)	792
Current estimated LTV ratios(c)(d)(e)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$317	$341	$6,309		$6,463
Less than 660	152	160	2,000		2,037
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	652	663	8,359		8,775
Less than 660	247	241	2,428		2,510
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	1,771	1,850	10,878		11,433
Less than 660	593	601	2,537		2,616
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	14,908	15,350	18,585		19,326
Less than 660	2,562	2,559	2,909		2,875
U.S. government-guaranteed	—	—	—		—
Total retained loans	$21,202	$21,765	$54,005		$56,035
Geographic region
California	$3,002	$3,066	$12,402		$12,851
New York	2,972	3,023	10,635		10,979
Florida	967	992	2,893		3,006
Illinois	1,460	1,495	3,649		3,785
Texas	2,901	3,027	1,764		1,859
New Jersey	677	687	3,132		3,238
Arizona	1,303	1,339	2,452		2,552
Washington	702	714	1,828		1,895
Ohio	1,694	1,747	1,270		1,328
Michigan	1,016	1,044	1,349		1,400
All other(f)	4,508	4,631	12,631		13,142
Total retained loans	$21,202	$21,765	$54,005		$56,035

(a)
Individual delinquency classifications included mortgage loans insured by U.S. government agencies as follows: current includes $3.1 billion and $3.0 billion; 30–149 days past due includes $2.0 billion and $2.3 billion; and 150 or more days past due includes $10.7 billion and $10.3 billion at March 31, 2012, and December 31, 2011, respectively.

(b)
These balances, which are 90 days or more past due but insured by U.S. government agencies, are excluded from nonaccrual loans. In predominately all cases, 100% of the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. These amounts are excluded from nonaccrual loans because reimbursement of insured and guaranteed amounts is proceeding normally. At March 31, 2012, and December 31, 2011, these balances included $7.3 billion and $7.0 billion, respectively, of loans that are no longer accruing interest because interest has been curtailed by the U.S. government agencies although, in predominantly all cases, 100% of the principal is still insured. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate.

(c)
Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated, at a minimum, quarterly, based on home valuation models using nationally recognized home price index valuation estimates incorporating actual data to the extent available and forecasted data where actual data is not available. These property values do not represent actual appraised loan level collateral values; as such, the resulting ratios are necessarily imprecise and should be viewed as estimates.

(d)	Junior lien represents combined LTV, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property.

(e)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm at least on a quarterly basis.

(f)	At March 31, 2012, and December 31, 2011, included mortgage loans insured by U.S. government agencies of $15.8 billion and $15.6 billion, respectively.

(g)
Includes $1.6 billion of performing junior liens at March 31, 2012, that are subordinate to senior liens that are 90 days or more past due; such junior liens are now being reported as nonaccrual loans based upon regulatory guidance issued in the first quarter of 2012. Of the total, $1.4 billion were current at March 31, 2012. Prior periods have not been restated.

(h)
At March 31, 2012, and December 31, 2011, excluded mortgage loans insured by U.S. government agencies of $12.7 billion and $12.6 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(table continued from previous page)

Mortgages
Prime, including option ARMs				Subprime		Total residential real estate – excluding PCI
Mar 31, 2012		Dec 31, 2011		Mar 31, 2012	Dec 31, 2011	Mar 31, 2012		Dec 31, 2011

$60,051		$59,855		$7,425	$7,585	$140,645		$142,965
2,980		3,475		740	820	5,149		5,972
13,261		12,866		1,124	1,259	14,994		14,723
$76,292		$76,196		$9,289	$9,664	$160,788		$163,660
4.59%	(h)	4.96%	(h)	20.07%	21.51%	4.61%	(h)	4.97%	(h)
$—		$—		$—	$—	$—		$—
11,841		11,516		—	—	11,841		11,516
3,258		3,462		1,569	1,781	7,593		6,530

$3,137		$3,168		$361	$367	$10,124		$10,339
1,323		1,416		1,007	1,061	4,482		4,674

4,601		4,626		502	506	14,114		14,570
1,672		1,636		1,219	1,284	5,566		5,671

8,730		9,343		801	817	22,180		23,443
2,331		2,349		1,446	1,556	6,907		7,122

34,281		33,849		1,854	1,906	69,628		70,431
4,375		4,225		2,099	2,167	11,945		11,826
15,842		15,584		—	—	15,842		15,584
$76,292		$76,196		$9,289	$9,664	$160,788		$163,660

$17,887		$18,029		$1,409	$1,463	$34,700		$35,409
10,457		10,200		1,180	1,217	25,244		25,419
4,448		4,565		1,142	1,206	9,450		9,769
3,889		3,922		372	391	9,370		9,593
2,862		2,851		290	300	7,817		8,037
2,045		2,042		441	461	6,295		6,428
1,164		1,194		190	199	5,109		5,284
1,852		1,878		203	209	4,585		4,696
432		441		225	234	3,621		3,750
890		909		236	246	3,491		3,599
30,366		30,165		3,601	3,738	51,106		51,676
$76,292		$76,196		$9,289	$9,664	$160,788		$163,660

The following table represents the Firm’s delinquency statistics for junior lien home equity loans and lines as of March 31, 2012, and December 31, 2011.

	Delinquencies
March 31, 2012 (in millions, except ratios)	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
HELOCs:(a)
Within the revolving period(b)	$546	$239	$175	$45,990	2.09%
Within the required amortization period	39	15	18	1,764	4.08
HELOANs	156	82	38	6,251	4.42
Total	$741	$336	$231	$54,005	2.42%

	Delinquencies
December 31, 2011 (in millions, except ratios)	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
HELOCs:(a)
Within the revolving period(b)	$606	$314	$173	$47,760	2.29%
Within the required amortization period	45	19	15	1,636	4.83
HELOANs	188	100	42	6,639	4.97
Total	$839	$433	$230	$56,035	2.68%
(a) In general, HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to a loan with a 20-year amortization period.
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
Impaired loans

The table below sets forth information about the Firm’s residential real estate impaired loans, excluding PCI loans. These loans are considered to be impaired as they have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on page 134 of this Form 10-Q.

	Home equity				Mortgages				Total residential real estate – excluding PCI
(in millions)	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
Impaired loans
With an allowance	$322	$319	$627	$622	$4,487	$4,332	$3,062	$3,047	$8,498	$8,320
Without an allowance(a)	16	16	79	35	531	545	164	172	790	768
Total impaired loans(b)	$338	$335	$706	$657	$5,018	$4,877	$3,226	$3,219	$9,288	$9,088
Allowance for loan losses related to impaired loans	$110	$80	$207	$141	$4	$4	$209	$366	$530	$591
Unpaid principal balance of impaired loans(c)	444	433	1,085	994	6,446	6,190	4,872	4,827	12,847	12,444
Impaired loans on nonaccrual status	68	77	209	159	888	922	728	832	1,893	1,990

(a)
When discounted cash flows or collateral value equals or exceeds the recorded investment in the loan, the loan does not require an allowance.     This typically occurs when an impaired loan has been partially charged off.

(b)
At March 31, 2012, and December 31, 2011, $4.7 billion and $4.3 billion, respectively, of loans modified subsequent to repurchase from Government National Mortgage Association (“Ginnie Mae”) in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Services (“RHS”)) were excluded from loans accounted for as TDRs. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)
Represents the contractual amount of principal owed at March 31, 2012, and December 31, 2011. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

The following table presents average impaired loans and the related interest income reported by the Firm.

Three months ended March 31,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2012	2011	2012	2011	2012	2011
Home equity
Senior lien	$336	$242	$3	$3	$1	$—
Junior lien	686	361	6	4	1	—
Mortgages
Prime, including option ARMs	4,949	2,616	49	26	5	3
Subprime	3,216	2,868	42	34	4	3
Total residential real estate – excluding PCI	$9,187	$6,087	$100	$67	$11	$6

(a)
Generally, interest income on loans modified in TDRs is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms. As of March 31, 2012 and 2011, $837 million and $640 million, respectively, were loans on which the borrowers had not yet made six payments under their modified terms.

Loan modifications
In accordance with the terms of the global settlement, which was finalized in the first quarter of 2012, the Firm expects to provide approximately $500 million of refinancing relief to certain “underwater” borrowers under the Refi Program and to provide approximately $3.7 billion of additional relief for certain borrowers under the Consumer Relief Program, including reductions of principal on first and second liens.
The purpose of the Refi Program is to allow borrowers who are current on their mortgage loans to refinance their existing loans; such borrowers are otherwise unable to do so because they have no equity or, in many cases, negative equity in their homes. The terms of the refinanced loans may provide for a reduced interest rate either for the remaining life of the loan or for five years. Most of the refinancings are not expected to result in term extensions and so, in that regard, are more similar to loan modifications than to traditional refinancings. The Firm intends to introduce the Refi Program in the second quarter of 2012.

As of March 31, 2012, the Firm had begun to modify first and second lien loans under the Consumer Relief Program. These modifications are expected to be performed under either the U.S. Treasury's Making Home Affordable (“MHA”) programs (e.g., HAMP, 2MP) or one of the Firm’s proprietary modification programs. For further information on this global settlement, see Business Changes and Developments in Note 2 on pages of 90–91 and Mortgage Foreclosure Investigations and Litigation in Note 23 on pages 154–163 of this Form 10-Q.
Modifications of residential real estate loans, excluding PCI loans, are generally accounted for and reported as TDRs. There were no additional commitments to lend to borrowers whose residential real estate loans, excluding PCI loans, have been modified in TDRs. For further information, see Note 14 on pages 233–234 and 243–245 of JPMorgan Chase’s 2011 Annual Report.

TDR activity rollforward
The following tables reconcile the beginning and ending balances of residential real estate loans, excluding PCI loans, modified in TDRs for the periods presented.

Three months ended March 31, (in millions)	Home equity				Mortgages				Total residential real estate – (excluding PCI)
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Beginning balance of TDRs	$335	$226	$657	$283	$4,877	$2,084	$3,219	$2,751	$9,088	$5,344
New TDRs(a)	12	37	96	168	281	1,260	122	342	511	1,807
Charge-offs post-modification(b)	(5)	(3)	(17)	(15)	(34)	(23)	(51)	(65)	(107)	(106)
Foreclosures and other liquidations (e.g., short sales)	—	—	(3)	(3)	(29)	(16)	(37)	(18)	(69)	(37)
Principal payments and other	(4)	(3)	(27)	(8)	(77)	(36)	(27)	(21)	(135)	(68)
Ending balance of TDRs	$338	$257	$706	$425	$5,018	$3,269	$3,226	$2,989	$9,288	$6,940
Permanent modifications	$296	$234	$695	$409	$4,768	$2,990	$3,067	$2,754	$8,826	$6,387
Trial modifications	$42	$23	$11	$16	$250	$279	$159	$235	$462	$553

(a)	Any permanent modification of a loan previously reported as a new TDR as the result of a trial modification is not also reported as a new TDR.

(b)	Includes charge-offs on unsuccessful trial modifications.

Nature and extent of modifications
MHA, as well as the Firm’s proprietary modification programs, generally provide various concessions to financially troubled borrowers including, but not limited to,

interest rate reductions, term or payment extensions and deferral of principal and/or interest payments that would otherwise have been required under the terms of the original agreement.

The following table provides information about how residential real estate loans, excluding PCI loans, were modified during the period presented.

Three months ended March 31,	Home equity				Mortgages				Total residential real estate - (excluding PCI)
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Number of loans approved for a trial modification, but not permanently modified	92	101	209	76	485	129	552	287	1,338	593
Number of loans permanently modified	230	181	1,816	2,699	950	3,981	1,190	753	4,186	7,614
Concession granted:(a)
Interest rate reduction	63%	74%	95%	97%	79%	20%	82%	84%	85%	56%
Term or payment extension	96	80	69	83	82	59	68	69	73	69
Principal and/or interest deferred	10	6	20	21	36	7	13	16	22	13
Principal forgiveness	22	5	7	21	23	—	31	5	19	8
Other(b)	8	41	7	8	19	86	3	31	9	51

(a)	As a percentage of the number of loans modified. The sum of the percentages exceeds 100% because predominantly all of the modifications include more than one type of concession.

(b)	Represents variable interest rate to fixed interest rate modifications.
Financial effects of modifications and redefaults
The following table provides information about the financial effects of the various concessions granted in modifications of residential real estate loans, excluding PCI, and also about redefaults of certain loans modified in TDRs for the period presented.

Three months ended March 31, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – (excluding PCI)
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Weighted-average interest rate of loans with interest rate reductions – before TDR	6.93%	7.33%	5.63%	5.38%	5.90%	6.12%	8.17%	8.25%	6.55%	6.50%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.39	3.37	1.67	1.35	2.59	2.88	3.72	3.73	2.79	2.75
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	20	17	21	21	26	25	24	24	25	24
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	29	29	33	35	36	31	32	35	34	32
Charge-offs recognized upon permanent modification	$1	$—	$6	$35	$14	$18	$5	$3	$26	$56
Principal deferred	1	—	8	9	52	27	13	11	74	47
Principal forgiven	3	—	4	19	35	1	43	3	85	23
Number of loans that redefaulted within one year of permanent modification(a)	68	40	411	182	248	316	374	685	1,101	1,223
Balance of loans that redefaulted within one year of permanent modification(a)	$5	$4	$16	$6	$67	$89	$41	$107	$129	$206

(a)
Represents loans permanently modified in TDRs that experienced a payment default in the period presented, and for which the payment default occurred within one year of the modification. The dollar amounts presented represent the balance of such loans at the end of the reporting period in which they defaulted. For residential real estate loans modified in TDRs, payment default is deemed to occur when the loan becomes two contractual payments past due. In the event that a modified loan redefaults, it is probable that the loan will ultimately be liquidated through foreclosure or another similar type of liquidation transaction. Redefaults of loans modified within the last 12 months may not be representative of ultimate redefault levels.

Approximately 85% of the trial modifications approved on or after July 1, 2010 (the approximate date on which substantial revisions were made to the HAMP program), that are seasoned more than six months have been successfully converted to permanent modifications.
The primary performance indicator for TDRs is the rate at which modified loans redefault. At March 31, 2012, the cumulative redefault rates of residential real estate loans, excluding PCI loans, based upon permanent modifications completed after October 1, 2009 that are seasoned more than six months are 20% for senior lien home equity, 15% for junior lien home equity, 12% for prime mortgages including option ARMs, and 25% for subprime mortgages.
At March 31, 2012, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 6.7 years, 6.6 years, 9.1 years and 7.3 years for senior lien home equity, junior lien home equity, prime mortgage, including option ARMs, and subprime mortgage, respectively. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Other consumer loans
The tables below provide information for other consumer retained loan classes, including auto, business banking and student loans.

(in millions, except ratios)	Auto		Business banking		Student and other				Total other consumer
	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012		Dec 31, 2011		Mar 31, 2012		Dec 31, 2011
Loan delinquency(a)
Current	$47,866	$46,891	$17,364	$17,173	$12,530		$12,905		$77,760		$76,969
30–119 days past due	374	528	283	326	851		777		1,508		1,631
120 or more days past due	5	7	175	153	473		461		653		621
Total retained loans	$48,245	$47,426	$17,822	$17,652	$13,854		$14,143		$79,921		$79,221
% of 30+ days past due to total retained loans	0.79%	1.13%	2.57%	2.71%	2.01%	(d)	1.76%	(d)	1.40%	(d)	1.59%	(d)
90 or more days past due and still accruing (b)	$—	$—	$—	$—	$586		$551		$586		$551
Nonaccrual loans	102	118	649	694	105		69		856		881
Geographic region
California	$4,569	$4,413	$1,449	$1,342	$1,253		$1,261		$7,271		$7,016
New York	3,722	3,616	2,765	2,792	1,379		1,401		7,866		7,809
Florida	1,928	1,881	372	313	642		658		2,942		2,852
Illinois	2,601	2,496	1,367	1,364	835		851		4,803		4,711
Texas	4,511	4,467	2,700	2,680	1,008		1,053		8,219		8,200
New Jersey	1,879	1,829	374	376	454		460		2,707		2,665
Arizona	1,521	1,495	1,146	1,165	308		316		2,975		2,976
Washington	749	735	176	160	246		249		1,171		1,144
Ohio	2,648	2,633	1,526	1,541	862		880		5,036		5,054
Michigan	2,256	2,282	1,388	1,389	624		637		4,268		4,308
All other	21,861	21,579	4,559	4,530	6,243		6,377		32,663		32,486
Total retained loans	$48,245	$47,426	$17,822	$17,652	$13,854		$14,143		$79,921		$79,221
Loans by risk ratings(c)
Noncriticized	$7,474	$6,775	$12,028	$11,749	NA		NA		$19,502		$18,524
Criticized performing	161	166	774	817	NA		NA		935		983
Criticized nonaccrual	6	3	505	524	NA		NA		511		527

(a)	Loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) are included in the delinquency classifications presented based on their payment status.

(b)	These amounts represent student loans, which are insured by U.S. government agencies under the FFELP. These amounts were accruing as reimbursement of insured amounts is proceeding normally.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(d)
March 31, 2012, and December 31, 2011, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $1.0 billion and $989 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

Other consumer impaired loans and loan modifications
The tables below set forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

(in millions)	Auto		Business banking		Total other consumer(c)
	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
Impaired loans
With an allowance	$92	$88	$679	$713	$771	$801
Without an allowance(a)	—	3	—	—	—	3
Total impaired loans	$92	$91	$679	$713	$771	$804
Allowance for loan losses related to impaired loans	$14	$12	$216	$225	$230	$237
Unpaid principal balance of impaired loans(b)	128	126	784	822	912	948
Impaired loans on nonaccrual status	42	41	522	551	564	592

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at March 31, 2012, and December 31, 2011. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(c)	There were no impaired student and other loans at March 31, 2012, and December 31, 2011.
The following table presents average impaired loans for the periods presented.

Three months ended March 31, (in millions)	Average impaired loans(b)
	2012	2011
Auto	$92	$99
Business banking	688	772
Total other consumer(a)	$780	$871

(a)	There were no impaired student and other loans for the three months ended March 31, 2012 and 2011.

(b)	The related interest income on impaired loans, including those on a cash basis, was not material for the three months ended March 31, 2012 and 2011.
Loan modifications
The following table provides information about the Firm’s other consumer loans modified in TDRs. All of these TDRs are reported as impaired loans in the tables above.

(in millions)	Auto		Business banking		Total other consumer(c)
	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
Loans modified in troubled debt restructurings(a)(b)	$91	$88	$378	$415	$469	$503
TDRs on nonaccrual status	41	38	221	253	262	291

(a)	These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of March 31, 2012, and December 31, 2011, were immaterial.

(c)	There were no student and other loans modified in TDRs at March 31, 2012, and December 31, 2011.
TDR activity rollforward
The following table reconciles the beginning and ending balances of other consumer loans modified in TDRs for the period presented.

Three months ended March 31, (in millions)	Auto		Business banking		Total other consumer
	2012	2011	2012	2011	2012	2011
Beginning balance of TDRs	$88	$91	$415	$395	$503	$486
New TDRs	17	13	13	56	30	69
Charge-offs	(2)	(2)	(3)	(1)	(5)	(3)
Foreclosures and other liquidations	—	—	—	—	—	—
Principal payments and other	(12)	(12)	(47)	(42)	(59)	(54)
Ending balance of TDRs	$91	$90	$378	$408	$469	$498

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
For the three months ended March 31, 2012 and 2011, the interest rates on auto loans modified in TDRs were reduced on average from 9.98% to 4.46% and from 11.69% to 5.57%, respectively, and the interest rates on business banking loans modified in TDRs were reduced on average from 7.96% to 6.15% and from 7.33% to 5.54%, respectively. For business banking loans, the weighted-average remaining term of all loans modified in TDRs during the three months ended March 31, 2012 and 2011, increased from 1.4 years to 3.5 years and from 1.5 years to 2.9 years, respectively. For all periods presented, principal forgiveness related to auto loans was immaterial.
The balance of business banking loans modified in TDRs that experienced a payment default during the three months ended March 31, 2012 and 2011, and for which the payment default occurred within one year of the modification, was $11 million and $24 million, respectively; the corresponding balance of redefaulted auto loans modified in TDRs was insignificant. A payment default is deemed to occur as follows: (1) for scored auto and business banking loans, when the loan is two payments past due; and (2) for risk-rated business banking loans and auto loans, when the borrower has not made a loan payment by its scheduled due date after giving effect to the contractual grace period, if any.

Purchased credit-impaired loans
For a detailed discussion of PCI loans, including the related accounting policies, see Note 14 on pages 231–252 of JPMorgan Chase’s 2011 Annual Report.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

(in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
Carrying value(a)	$22,305	$22,697	$14,781	$15,180	$4,870	$4,976	$22,105	$22,693	$64,061	$65,546
Related allowance for loan losses(b)	1,908	1,908	1,929	1,929	380	380	1,494	1,494	5,711	5,711
Loan delinquency (based on unpaid principal balance)
Current	$22,132	$22,682	$11,973	$12,148	$4,439	$4,388	$17,703	$17,919	$56,247	$57,137
30–149 days past due	955	1,130	810	912	673	782	1,266	1,467	3,704	4,291
150 or more days past due	1,243	1,252	2,679	3,000	1,853	2,059	6,129	6,753	11,904	13,064
Total loans	$24,330	$25,064	$15,462	$16,060	$6,965	$7,229	$25,098	$26,139	$71,855	$74,492
% of 30+ days past due to total loans	9.03%	9.50%	22.56%	24.36%	36.27%	39.30%	29.46%	31.45%	21.72%	23.30%
Current estimated LTV ratios (based on unpaid principal balance)(c)(d)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$5,683	$5,915	$2,236	$2,313	$468	$473	$2,394	$2,509	$10,781	$11,210
Less than 660	3,235	3,299	2,206	2,319	1,870	1,939	4,173	4,608	11,484	12,165
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	5,178	5,393	3,211	3,328	443	434	3,836	3,959	12,668	13,114
Less than 660	2,223	2,304	2,248	2,314	1,419	1,510	3,727	3,884	9,617	10,012
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	3,392	3,482	1,601	1,629	357	372	3,665	3,740	9,015	9,223
Less than 660	1,265	1,264	1,340	1,457	1,129	1,197	2,961	3,035	6,695	6,953
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	2,358	2,409	1,237	1,276	202	198	2,165	2,189	5,962	6,072
Less than 660	996	998	1,383	1,424	1,077	1,106	2,177	2,215	5,633	5,743
Total unpaid principal balance	$24,330	$25,064	$15,462	$16,060	$6,965	$7,229	$25,098	$26,139	$71,855	$74,492
Geographic region (based on unpaid principal balance)
California	$14,677	$15,091	$8,803	$9,121	$1,612	$1,661	$13,100	$13,565	$38,192	$39,438
New York	1,147	1,179	998	1,018	685	709	1,508	1,548	4,338	4,454
Florida	2,221	2,307	1,187	1,265	753	812	2,967	3,201	7,128	7,585
Illinois	542	558	482	511	384	411	659	702	2,067	2,182
Texas	437	455	162	168	397	405	132	140	1,128	1,168
New Jersey	456	471	433	445	281	297	938	969	2,108	2,182
Arizona	454	468	243	254	120	126	336	362	1,153	1,210
Washington	1,329	1,368	370	388	156	160	624	649	2,479	2,565
Ohio	31	32	77	79	109	114	104	111	321	336
Michigan	78	81	229	239	181	187	253	268	741	775
All other	2,958	3,054	2,478	2,572	2,287	2,347	4,477	4,624	12,200	12,597
Total unpaid principal balance	$24,330	$25,064	$15,462	$16,060	$6,965	$7,229	$25,098	$26,139	$71,855	$74,492

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

(b)
Management concluded as part of the Firm’s regular assessment of the PCI loan pools that it was probable that higher expected credit losses would result in a decrease in expected cash flows. As a result, an allowance for loan losses for impairment of these pools has been recognized.

(c)
Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated, at a minimum, quarterly, based on home valuation models using nationally recognized home price index valuation estimates incorporating actual data to the extent available and forecasted data where actual data is not available. These property values do not represent actual appraised loan level collateral values; as such, the resulting ratios are necessarily imprecise and should be viewed as estimates. Current estimated combined LTV for junior lien home equity loans considers all available lien positions related to the property.

(d)	Refreshed FICO scores, which the Firm obtains at least quarterly, represent each borrower’s most recent credit score.

Approximately 20% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following table represents delinquency statistics for PCI junior lien home equity loans and lines of credit based on unpaid principal balance as of March 31, 2012, and December 31, 2011.

	Delinquencies
March 31, 2012 (in millions, except ratios)	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
HELOCs:(a)
Within the revolving period(b)	$419	$240	$539	$17,610	6.80%
Within the required amortization period(c)	17	9	8	483	7.04
HELOANs	43	24	45	1,265	8.85
Total	$479	$273	$592	$19,358	6.94%

	Delinquencies
December 31, 2011 (in millions, except ratios)	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
HELOCs:(a)
Within the revolving period(b)	$500	$296	$543	$18,246	7.34%
Within the required amortization period(c)	16	11	5	400	8.00
HELOANs	53	29	44	1,327	9.50
Total	$569	$336	$592	$19,973	7.50%

(a)	In general, HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to a loan with a 20-year amortization period.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Predominantly all of these loans have been modified to provide a more affordable payment to the borrower.
The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the three months ended March 31, 2012 and 2011, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. This table excludes the cost to fund the PCI portfolios, and therefore does not represent net interest income expected to be earned on these portfolios.

Three months ended March 31, (in millions, except ratios)	Total PCI
	2012	2011
Beginning balance	$19,072	$19,097
Accretion into interest income	(658)	(704)
Changes in interest rates on variable-rate loans	(140)	(32)
Other changes in expected cash flows(a)	1,443	455
Balance at March 31	$19,717	$18,816
Accretable yield percentage	4.48%	4.29%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the three months ended March 31, 2012, other changes in expected cash flows were principally driven by the impact of modifications, but also related to changes in prepayment assumptions. For the three months ended March 31, 2011, other changes in expected cash flows were principally driven by changes in prepayment assumptions.

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

Credit card loan portfolio
The Credit card portfolio segment includes credit card loans originated and purchased by the Firm, including those acquired in the Washington Mutual transaction. Prior to January 1, 2012, the Credit card portfolio segment was reported as two classes: Chase, excluding Washington Mutual, and Washington Mutual. The Washington Mutual class is a run-off portfolio that has been declining since the Firm acquired the portfolio in 2008. Effective January 1, 2012, management determined that the Washington Mutual portfolio class is no longer significant, and therefore, the Credit card portfolio segment is now being reported as one class of loans. Delinquency rates are the primary credit quality indicator for credit card loans. The geographic distribution of the loans provides insight as to the credit quality of the portfolio based on the regional economy. While the borrower’s credit score is another general indicator of credit quality, because the borrower’s credit score tends to be a lagging indicator, the Firm does not use credit scores as a primary indicator of credit quality. For more information on credit quality indicators, see Note 14 on pages 231–252 of JPMorgan Chase’s 2011 Annual Report. The Firm generally originates new card accounts to prime consumer borrowers. However, certain cardholders’ FICO scores may change over time, depending on the performance of the cardholder and changes in credit score technology.

The table below sets forth information about the Firm’s credit card loans.

(in millions, except ratios)	Mar 31, 2012	Dec 31, 2011
Loan delinquency
Current and less than 30 days past due and still accruing	$121,282	$128,464
30–89 days past due and still accruing	1,491	1,808
90 or more days past due and still accruing	1,701	1,902
Nonaccrual loans	1	1
Total retained credit card loans	$124,475	$132,175
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.56%	2.81%
% of 90+ days past due to total retained loans	1.37	1.44
Credit card loans by geographic region
California	$16,567	$17,598
New York	9,962	10,594
Texas	9,783	10,239
Florida	7,182	7,583
Illinois	7,115	7,548
New Jersey	5,222	5,604
Ohio	4,852	5,202
Pennsylvania	4,430	4,779
Michigan	3,720	3,994
Virginia	3,100	3,298
All other	52,542	55,736
Total retained credit card loans	$124,475	$132,175
Percentage of portfolio based on carrying value with estimated refreshed FICO scores(a)
Equal to or greater than 660	81.5%	81.4%
Less than 660	18.5	18.6

(a)
Refreshed FICO scores are estimated based on a statistically significant random sample of credit card accounts in the credit card portfolio for the period shown. The Firm obtains refreshed FICO scores at least quarterly.

Credit card impaired loans and loan modifications
For a detailed discussion of impaired credit card loans, including credit card loan modifications, see Note 14 on pages 231–252 of JPMorgan Chase’s 2011 Annual Report. The table below sets forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

(in millions)	Mar 31, 2012	Dec 31, 2011
Impaired credit card loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$5,561	$6,075
Modified credit card loans that have reverted to pre-modification payment terms(d)	963	1,139
Total impaired credit card loans	$6,524	$7,214
Allowance for loan losses related to impaired credit card loans	$2,402	$2,727

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)
Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms. At March 31, 2012, and December 31, 2011, $646 million and $762 million, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. Based on the Firm’s historical experience a substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. The remaining $317 million and $377 million at March 31, 2012, and December 31, 2011, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

Three months ended March 31,
(in millions)	2012	2011
Average impaired credit card loans	$6,845	$9,494
Interest income on impaired credit card loans	89	130
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
The following table provides information regarding the nature and extent of modifications of credit card loans for the periods presented.

Three months ended March 31, (in millions)	New enrollments
	2012	2011
Short-term programs	$31	$55
Long-term programs	480	826
Total new enrollments	$511	$881

Financial effects of modifications and redefaults
The following tables provide information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the period presented.

Three months ended March 31, (in millions, except weighted-average data)	2012	2011
Weighted-average interest rate of loans – before TDR	16.46%	16.35%
Weighted-average interest rate of loans – after TDR	5.52	5.27
Loans that redefaulted within one year of modification(a)	$97	$199

(a)
Represents loans modified in TDRs that experienced a payment default in the period presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the loans become two payments past due. At the time of default, a loan is removed from the modification program and reverts back to its pre-modification terms. Based on historical experience, a substantial portion of these loans are expected to be charged-off in accordance with the Firm’s standard charge-off policy. Also based on historical experience, the estimated weighted-average ultimate default rate for modified credit card loans was 35.72% at March 31, 2012, and 35.47% at December 31, 2011.

Note 14 – Allowance for credit losses
For detailed discussion of the allowance for credit losses and the related accounting policies, see Note 15 on pages 252–255 JPMorgan Chase’s 2011 Annual Report.
Allowance for credit losses and loans and lending-related commitments by impairment methodology
The table below summarizes information about the allowance for loan losses, loans by impairment methodology, the allowance for lending-related commitments and lending-related commitments by impairment methodology.

	2012						2011
Three months ended March 31, (in millions)	Wholesale	Consumer, excluding credit card		Credit card		Total	Wholesale	Consumer, excluding credit card		Credit card		Total
Allowance for loan losses
Beginning balance at January 1,	$4,316	$16,294		$6,999		$27,609	$4,761	$16,471		$11,034		$32,266
Gross charge-offs	92	1,134		1,627		2,853	253	1,460		2,631		4,344
Gross recoveries	(87)	(138)		(241)		(466)	(88)	(131)		(405)		(624)
Net charge-offs	5	996		1,386		2,387	165	1,329		2,226		3,720
Provision for loan losses	8	2		636		646	(359)	1,329		226		1,196
Other	4	(3)		2		3	(3)	4		7		8
Ending balance at March 31,	$4,323	$15,297		$6,251		$25,871	$4,234	$16,475		$9,041		$29,750

Allowance for loan losses by impairment methodology
Asset-specific(a)	$448	$760		$2,402	(d)	$3,610	$1,030	$1,067		$3,819	(d)	$5,916
Formula-based	3,875	8,826		3,849		16,550	3,204	10,467		5,222		18,893
PCI	—	5,711		—		5,711	—	4,941		—		4,941
Total allowance for loan losses	$4,323	$15,297		$6,251		$25,871	$4,234	$16,475		$9,041		$29,750

Loans by impairment methodology
Asset-specific	$2,058	$10,059		$6,524		$18,641	$4,498	$7,254		$9,236		$20,988
Formula-based	281,573	230,650		117,951		630,174	225,094	242,979		115,555		583,628
PCI	22	64,061		—		64,083	56	70,765		—		70,821
Total retained loans	$283,653	$304,770		$124,475		$712,898	$229,648	$320,998		$124,791		$675,437

Impaired collateral-dependent loans
Net charge-offs(b)	$24	$29		$—		$53	$27	$25		$—		$52
Carrying value(b)	790	849	(c)	—		1,639	1,221	864	(c)	—		2,085

Allowance for lending-related commitments
Beginning balance at January 1,	$666	$7		$—		$673	$711	$6		$—		$717
Provision for lending-related commitments	81	(1)		—		80	(27)	—		—		(27)
Other	(4)	1		—		(3)	(2)	—		—		(2)
Ending balance at March 31,	$743	$7		$—		$750	$682	$6		$—		$688

Allowance for lending-related commitments by impairment methodology
Asset-specific	$187	$—		$—		$187	$184	$—		$—		$184
Formula-based	556	7		—		563	498	6		—		504
Total allowance for lending-related commitments	$743	$7		$—		$750	$682	$6		$—		$688

Lending-related commitments by impairment methodology
Asset-specific	$756	$—		$—		$756	$895	$—		$—		$895
Formula-based	400,308	63,121		533,318		996,747	354,666	64,560		565,813		985,039
Total lending-related commitments	$401,064	$63,121		$533,318		$997,503	$355,561	$64,560		$565,813		$985,934

(a)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(b)	Prior periods have been revised to conform with the current presentation.

(c)
Includes collateral-dependent residential mortgage loans that are charged off to the fair value of the underlying collateral less cost to sell. These loans are considered collateral-dependent under regulatory guidance because they involve modifications where an interest-only period is provided or a significant portion of principal is deferred.

(d)
The asset-specific credit card allowance for loan losses is related to loans that have been modified in a TDR; such allowance is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.

Note 15 – Variable interest entities
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of variable interest entities (“VIEs”), see Note 1 on pages 182–183 of JPMorgan Chase’s 2011 Annual Report.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line-of-Business	Transaction Type	Activity	Form 10-Q page reference
Card	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	137
	Other securitization trusts	Securitization of originated automobile and student loans	137–139
RFS	Mortgage securitization trusts	Securitization of originated and purchased residential mortgages	137–139
IB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, automobile and student loans	137–139
	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	139
	Municipal bond vehicles		139–140
	Credit-related note and asset swap vehicles		140
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 140 of this Note and Note 16 on page 263 of JPMorgan Chase’s 2011 Annual Report.

Significant Firm-sponsored variable interest entities
Credit card securitizations
For a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations, see Note 16 on page 257 of JPMorgan Chase's 2011 Annual Report.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trusts. This includes the Firm’s primary card securitization trust, Chase Issuance Trust. See table on page 141 of this Note for further information on consolidated VIE assets and liabilities.

Firm-sponsored mortgage and other securitization trusts
The Firm securitizes (or has securitized) originated and purchased residential mortgages, commercial mortgages and other consumer loans (including automobile and student loans) primarily in its IB and RFS business. Depending on the particular transaction, as well as the respective business involved, the Firm may act as the servicer of the loans and/or retain certain beneficial interest in the securitization trusts.
For a detailed discussion of the Firm’s involvement with Firm-sponsored mortgage and other securitization trusts, as well as the accounting treatment relating to such trusts, see Note 16 on pages 257–259 of JPMorgan Chase's 2011 Annual Report.

The following table presents the total unpaid principal amount of assets held in Firm-sponsored securitization entities, including those in which the Firm has continuing involvement and those that are consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. See Securitization activity on pages 141–142 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(d)(e)(f)
March 31, 2012(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime(b)	$125.3	$2.5	$98.7	$0.6	$—	$0.6
Subprime	36.9	1.3	33.5	—	—	—
Option ARMs	30.0	0.3	29.8	—	—	—
Commercial and other(c)	134.8	—	92.5	1.3	2.0	3.3
Student	4.1	4.1	—	—	—	—
Total	$331.1	$8.2	$254.5	$1.9	$2.0	$3.9

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(d)(e)(f)
December 31, 2011(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime(b)	$129.9	$2.7	$101.0	$0.6	$—	$0.6
Subprime	39.4	1.4	35.8	—	—	—
Option ARMs	31.4	0.3	31.1	—	—	—
Commercial and other(c)	139.3	—	93.3	1.7	2.0	3.7
Student	4.1	4.1	—	—	—	—
Total	$344.1	$8.5	$261.2	$2.3	$2.0	$4.3

(a)	Excludes U.S. government agency securitizations. See page 140 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)	Includes Alt-A loans.

(c)
Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions.

(d)
The table above excludes the following: retained servicing (see Note 16 on pages 144–146 of this Form 10-Q for a discussion of MSRs); securities retained from loans sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (See Note 5 on pages 103–109 of this Form 10-Q for further information on derivatives); senior and subordinated securities of $278 million and $48 million, respectively, at March 31, 2012, and $110 million and $8 million, respectively, at December 31, 2011, which the Firm purchased in connection with IB’s secondary market-making activities.

(e)	Includes interests held in re-securitization transactions.

(f)
As of March 31, 2012, and December 31, 2011, 72% and 68%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $134 million and $136 million of investment-grade and $444 million and $427 million of noninvestment-grade retained interests at March 31, 2012, and December 31, 2011, respectively. The retained interests in commercial and other securitizations trusts consisted of $3.2 billion and $3.4 billion of investment-grade and $138 million and $283 million of noninvestment-grade retained interests at March 31, 2012, and December 31, 2011, respectively.

Residential mortgages
For a more detailed description of the Firm’s involvement with residential mortgage securitizations, see Note 16 on page 259 of JPMorgan Chase's 2011 Annual Report.
At March 31, 2012, and December 31, 2011, the Firm did not consolidate the assets of certain Firm-sponsored residential mortgage securitization VIEs, in which the Firm had continuing involvement, primarily due to the fact that the Firm did not hold an interest in these trusts that could potentially be significant to the trusts. See the table on page 141 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
IB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. For a more detailed description of the Firm’s involvement with commercial mortgage and other consumer securitizations, see Note 16 on page 259 of JPMorgan Chase’s 2011 Annual Report. See the table on the previous page of this Note for more information on the consolidated commercial mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated securitizations.
Re-securitizations
For a more detailed description of JPMorgan Chase's
participation in re-securitization transactions, see Note 16 on pages 259–260 of JPMorgan Chase's 2011 Annual Report.
During the three months ended March 31, 2012 and 2011, the Firm transferred $2.9 billion and $8.8 billion, respectively, of securities to agency VIEs, and $241 million and $192 million, respectively, of securities to private-label VIEs.
As of March 31, 2012, and December 31, 2011, the Firm did not consolidate any agency re-securitizations. As of March 31, 2012, and December 31, 2011, the Firm consolidated $152 million and $348 million, respectively, of assets, and $4 million and $139 million, respectively, of liabilities of private-label re-securitizations. See the table on page 139 of this Note for more information on the consolidated re-securitization transactions.

As of March 31, 2012, and December 31, 2011, total assets of nonconsolidated Firm-sponsored private-label re-securitization entities were $3.7 billion and $3.3 billion, respectively. At March 31, 2012, and December 31, 2011, the Firm held approximately $2.8 billion and $3.6 billion, respectively, of interests in nonconsolidated agency re-securitization entities, and $7 million and $14 million, respectively, of senior and subordinated interests in nonconsolidated private-label re-securitization entities. See the table on page 138 of this Note for further information on interests held in nonconsolidated securitizations.
Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, see Note 16 on page 260 of JPMorgan Chase's 2011 Annual Report.
In the normal course of business, JPMorgan Chase trades and invests in commercial paper, including commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $9.8 billion and $11.3 billion of the commercial paper issued by the Firm-administered multi-seller conduits at March 31, 2012, and December 31, 2011, which was eliminated in consolidation. The Firm’s investments were not driven by market illiquidity and the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm provides lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded portion of these commitments was $12.1 billion and $10.8 billion at March 31, 2012, and December 31, 2011, respectively, which are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 21 on pages 150–154 of this Form 10-Q.
VIEs associated with investor intermediation activities
Municipal bond vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with municipal bond vehicles, see Note 16 on pages 260–261 of JPMorgan Chase's 2011 Annual Report.

The Firm’s exposure to nonconsolidated municipal bond VIEs at March 31, 2012, and December 31, 2011, including the ratings profile of the VIEs’ assets, was as follows.

(in billions)	Fair value of assets held by VIEs	Liquidity facilities	Excess/(deficit)(a)	Maximum exposure
Nonconsolidated municipal bond vehicles
March 31, 2012	$13.8	$7.9	$5.9	$7.9
December 31, 2011	13.5	7.9	5.6	7.9

	Ratings profile of VIE assets(b)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
	Investment-grade				Noninvestment- grade
(in billions, except where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below
March 31, 2012	$1.5	$11.5	$0.7	$—	$0.1	$13.8	6.3
December 31, 2011	1.5	11.2	0.7	—	0.1	13.5	6.6

(a)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(b)	The ratings scale is based on the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.

Credit-related note and asset swap vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with credit-related note and asset swap vehicles, see Note 16 on pages 261–263 of JPMorgan Chase's 2011 Annual Report.
Exposure to nonconsolidated credit-related note and asset swap VIEs at March 31, 2012, and December 31, 2011, was as follows.

March 31, 2012 (in billions)	Net derivative receivables	Trading assets(a)	Total exposure(b)	Par value of collateral held by VIEs(c)
Credit-related notes
Static structure	$0.6	$—	$0.6	$7.6
Managed structure	2.0	0.1	2.1	7.4
Total credit-related notes	2.6	0.1	2.7	15.0
Asset swaps	0.6	—	0.6	8.4
Total	$3.2	$0.1	$3.3	$23.4
December 31, 2011 (in billions)	Net derivative receivables	Trading assets(a)	Total exposure(b)	Par value of collateral held by VIEs(c)
Credit-related notes
Static structure	$1.0	$—	$1.0	$9.1
Managed structure	2.7	—	2.7	7.7
Total credit-related notes	3.7	—	3.7	16.8
Asset swaps	0.6	—	0.6	8.6
Total	$4.3	$—	$4.3	$25.4

(a)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(b)	On–balance sheet exposure that includes net derivative receivables and trading assets – debt and equity instruments.

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

The Firm consolidated credit-related note vehicles with collateral fair values of $400 million and $231 million, at March 31, 2012, and December 31, 2011, respectively. These consolidated VIEs included some that were structured by the Firm, where the Firm provides the credit derivative, and some that have been structured by third parties where the Firm is not the credit derivative provider. The Firm consolidated these vehicles, because it held positions in these entities that provided the Firm with control of certain vehicles. The Firm did not consolidate any asset swap vehicles at March 31, 2012, and December 31, 2011.
VIEs sponsored by third parties
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 263 of JPMorgan Chase's 2011 Annual Report.
Investment in a third-party credit card securitization trust
The Firm holds an interest in a third-party-sponsored VIE, which is a credit card securitization trust that owns credit card receivables issued by a national retailer. The interest is classified as a loan and has a fair value of approximately $1.5 billion and $1.0 billion at March 31, 2012, and December 31, 2011, respectively. The Firm is not the primary beneficiary of the trust as the Firm does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. As of December 31, 2011, the Firm also had an interest in the VIE that was classified as AFS securities that had a fair value of $2.9 billion. This interest was repurchased by the national retailer on January 26, 2012; at the time of repurchase, the Firm recognized in income $85 million of securities gains previously recorded as unrealized gains in OCI. For more information on AFS securities and loans, see Notes 11 and 13 on pages 113–117 and 118–135, respectively, of this Form 10-Q.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of March 31, 2012, and December 31, 2011.

	Assets				Liabilities
March 31, 2012 (in billions)	Trading assets – debt and equity instruments	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$47.2	$0.8	$48.0	$32.5	$—	$32.5
Firm-administered multi-seller conduits	—	27.5	0.2	27.7	17.8	—	17.8
Municipal bond vehicles	12.3	—	0.2	12.5	12.3	—	12.3
Mortgage securitization entities(a)	1.2	2.2	—	3.4	2.1	1.3	3.4
Other(b)	1.3	4.1	1.1	6.5	3.0	0.2	3.2
Total	$14.8	$81.0	$2.3	$98.1	$67.7	$1.5	$69.2

	Assets				Liabilities
December 31, 2011 (in billions)	Trading assets – debt and equity instruments	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$50.7	$0.8	$51.5	$32.5	$—	$32.5
Firm-administered multi-seller conduits	—	29.7	0.2	29.9	18.7	—	18.7
Municipal bond vehicles	9.2	—	0.1	9.3	9.2	—	9.2
Mortgage securitization entities(a)	1.4	2.3	—	3.7	2.3	1.3	3.6
Other(b)	1.5	4.1	1.5	7.1	3.3	0.2	3.5
Total	$12.1	$86.8	$2.6	$101.5	$66.0	$1.5	$67.5

(a)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(b)
Primarily comprises student loan securitization entities. The Firm consolidated $4.1 billion and $4.1 billion of student loan securitization entities as of March 31, 2012, and December 31, 2011, respectively.

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

(e)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $37.7 billion and $39.7 billion at March 31, 2012, and December 31, 2011, respectively. The maturities of the long-term beneficial interests as of March 31, 2012, were as follows: $17.3 billion under one year, $14.9 billion between one and five years, and $5.5 billion over five years.

(f)	Includes liabilities classified as accounts payable and other liabilities on the Consolidated Balance Sheets.

Supplemental information on loan securitizations
The Firm securitizes and sells a variety of loans, including residential mortgage, credit card, automobile, student and commercial (primarily related to real estate) loans, as well as debt securities. The primary purposes of these securitization transactions are to satisfy investor demand and to generate liquidity for the Firm.

Securitization activity
The following tables provide information related to the Firm’s securitization activities for the three months ended March 31, 2012 and 2011, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, and sale accounting was achieved based on the accounting rules in effect at the time of the securitization.

	Three months ended March 31,
	2012		2011
(in millions, except rates)	Residential mortgage(c)(d)	Commercial and other(e)	Residential mortgage(c)(d)	Commercial and other(e)
Principal securitized	$—	$—	$—	$1,493
All cash flows during the period:
Proceeds from new securitizations(a)	$—	$—	$—	$1,558
Servicing fees collected	180	1	226	1
Purchases of previously transferred financial assets (or the underlying collateral)(b)	59	—	391	—
Cash flows received on the interests that continue to be held by the Firm	52	43	67	47

(a)
Proceeds from commercial mortgage securitizations were received in the form of securities. For the three months ended March 31, 2011, $1.3 billion and $217 million of commercial mortgage securitizations were classified in levels 2 and 3 of the fair value hierarchy, respectively.

(b)	Includes cash paid by the Firm to reacquire assets from off–balance sheet, nonconsolidated entities – for example, loan repurchases due to representation and warranties and servicer clean-up calls.

(c)	Includes prime, Alt-A, subprime, option ARMs, and re-securitizations. Excludes sales for which the Firm did not securitize the loan (including loans sold to Ginnie Mae, Fannie Mae and Freddie Mac).

(d)	There were no residential mortgage securitizations during the three months ended March 31, 2012 and 2011.

(e)	Includes commercial and student loan securitizations. There were no commercial and other securitizations during the three months ended March 31, 2012.

Loans sold to agencies and other third-party-sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans on a nonrecourse basis, predominantly to Ginnie Mae, Fannie Mae and Freddie Mac (the “Agencies”). These loans are sold primarily for the purpose of securitization by the Agencies, which also provide credit enhancement of the loans through certain guarantee provisions. The Firm does not consolidate these securitization vehicles as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. See Note 21 on pages 150–154 of this Form 10-Q for additional information about the Firm’s loans sales- and securitization-related indemnifications.
The following table summarizes the activities related to loans sold to U.S. government-sponsored agencies and third-party-sponsored securitization entities.

	Three months ended March 31,
(in millions)	2012	2011
Carrying value of loans sold(a)(b)	$39,959	$39,247
Proceeds received from loan sales as cash	548	340
Proceeds from loans sales as securities(c)	38,874	38,172
Total proceeds received from loan sales	$39,422	$38,512
Gains on loan sales	35	22

(a)	Predominantly to U.S. government agencies.

(b)	MSRs were excluded from the above table. See Note 16 on pages 144–146 of this Form 10-Q for further information on originated MSRs.

(c)	Predominantly includes securities from U.S. government agencies that are generally sold shortly after receipt.

Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 21 on pages 150–154 of this Form 10-Q, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae, as well as for other U.S. government agencies in certain arrangements. The Firm typically elects to repurchase delinquent loans from Ginnie Mae as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated Balance Sheets as a loan with a corresponding liability. As of March 31, 2012, and December 31, 2011, the Firm had recorded on its Consolidated Balance Sheets $15.9 billion and $15.7 billion, respectively, of loans that either had been repurchased or for which the Firm had an option to repurchase. Predominately all of the amounts presented above relate to loans that have been repurchased from Ginnie Mae. Additionally, real estate owned resulting from voluntary repurchases of loans was $1.2 billion and $1.0 billion as of March 31, 2012, and December 31, 2011, respectively. Substantially all of these loans and real estate owned are insured or guaranteed by U.S. government agencies, and where applicable, reimbursement is proceeding normally. For additional information, refer to Note 13 on pages 118–135 of this Form 10-Q and Note 14 on pages 231–252 of JPMorgan Chase's 2011 Annual Report.

JPMorgan Chase’s interest in securitized assets held at fair value
The following table outlines the key economic assumptions used to determine the fair value, as of March 31, 2012, and December 31, 2011, of certain of the Firm’s retained interests in nonconsolidated VIEs (other than MSRs), that are valued using modeling techniques. The table also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of MSRs, see Note 16 on pages 144–146 of this Form 10-Q.

	Commercial and other
(in millions, except rates and where otherwise noted)	March 31, 2012	December 31, 2011
JPMorgan Chase interests in securitized assets(a)(b)	$3,311	$3,663
Weighted-average life (in years)	2.8	3.0
Weighted-average constant prepayment rate(c)	—%	—%
	CPR	CPR
Impact of 10% adverse change	$—	$—
Impact of 20% adverse change	—	—
Weighted-average loss assumption	—%	0.2%
Impact of 10% adverse change	$(20)	$(61)
Impact of 20% adverse change	(36)	(119)
Weighted-average discount rate	16.0%	28.2%
Impact of 10% adverse change	$(38)	$(75)
Impact of 20% adverse change	(68)	(136)

(a)
The Firm’s interests in prime mortgage securitizations were $578 million and $555 million, as of March 31, 2012, and December 31, 2011, respectively. These include retained interests in Alt-A loans and re-securitization transactions. The Firm’s interests in subprime mortgage securitizations were $28 million and $31 million, as of March 31, 2012, and December 31, 2011, respectively. Additionally, the Firm had interests in option ARM mortgage securitizations of $23 million and $23 million at March 31, 2012, and December 31, 2011, respectively.

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

Loan delinquencies and liquidation losses

The table below includes information about components of nonconsolidated securitized financial assets, in which the Firm has continuing involvement, and delinquencies as of March 31, 2012, and December 31, 2011, respectively; and liquidation losses for the three months ended March 31, 2012 and 2011, respectively.

					Liquidation losses
	Securitized assets		90 days past due		Three months ended March 31,
(in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	2012	2011
Securitized loans(a)
Residential mortgage:
Prime mortgage(b)	$98,743	$101,004	$22,263	$24,285	$1,699	$1,490
Subprime mortgage	33,444	35,755	12,848	14,293	801	1,000
Option ARMs	29,775	31,075	8,197	9,999	616	443
Commercial and other	92,529	93,336	4,262	4,836	229	204
Total loans securitized(c)	$254,491	$261,170	$47,570	$53,413	$3,345	$3,137

(a)
Total assets held in securitization-related SPEs were $331.1 billion and $344.1 billion, respectively, at March 31, 2012, and December 31, 2011. The $254.5 billion and $261.2 billion, respectively, of loans securitized at March 31, 2012, and December 31, 2011, excludes: $68.4 billion and $74.4 billion, respectively, of securitized loans in which the Firm has no continuing involvement, and $8.2 billion and $8.5 billion, respectively, of loan securitizations consolidated on the Firm’s Consolidated Balance Sheets at March 31, 2012, and December 31, 2011.

(b)	Includes Alt-A loans.

(c)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

Note 16 – Goodwill and other intangible assets
For a discussion of the accounting policies related to goodwill and other intangible assets, see Note 17 on pages 267–271 of JPMorgan Chase's 2011 Annual Report.

(in millions)	March 31, 2012	December 31, 2011
Goodwill	$48,208	$48,188
Mortgage servicing rights	8,039	7,223
Other intangible assets:
Purchased credit card relationships	$535	$602
Other credit card-related intangibles	467	488
Core deposit intangibles	533	594
Other intangibles	1,494	1,523
Total other intangible assets	$3,029	$3,207

The following table presents goodwill attributed to the business segments.

(in millions)	March 31, 2012	December 31, 2011
Investment Bank	$5,275	$5,276
Retail Financial Services	16,484	16,489
Card Services & Auto	14,530	14,507
Commercial Banking	2,863	2,864
Treasury & Securities Services	1,669	1,668
Asset Management	7,010	7,007
Corporate/Private Equity	377	377
Total goodwill	$48,208	$48,188

The following table presents changes in the carrying amount of goodwill.

Three months ended March 31, (in millions)	2012	2011
Balance at beginning of period(a)	$48,188	$48,854
Changes during the period from:
Business combinations	10	(5)
Dispositions	—	—
Other(b)	10	7
Balance at March 31,(a)	$48,208	$48,856

(a)	Reflects gross goodwill balances as the Firm has not recognized any impairment losses to date.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.
Goodwill was not impaired at March 31, 2012, or December 31, 2011, nor was any goodwill written off due to impairment during the three months ended March 31, 2012 and 2011.
While no impairment of goodwill was recognized, the Firm’s consumer lending businesses in RFS and Card remain at an elevated risk of goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of economic, regulatory and legislative changes. Declines in business performance, increases in equity capital requirements, or increases in the estimated cost of equity, could cause the estimated fair values of the Firm's reporting units or their associated goodwill to decline, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.

Mortgage servicing rights
Mortgage servicing rights represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. For a further description of the MSR asset, interest rate risk management, and the valuation of MSRs, see Note 17 on pages 267–271 of JPMorgan Chase’s 2011 Annual Report and Note 3 on pages 91–100 of this Form 10-Q.
The following table summarizes MSR activity for the three months ended March 31, 2012 and 2011.

Three months March 31, (in millions, except where otherwise noted)	2012	2011
Fair value at beginning of period	$7,223	$13,649
MSR activity
Originations of MSRs	572	757
Purchase of MSRs	1	1
Disposition of MSRs	—	—
Changes due to modeled amortization	(353)	(563)
Net additions and amortization	220	195
Changes due to market interest rates	644	379
Other changes in valuation due to inputs and assumptions(a)	(48)	(1,130)
Total change in fair value of MSRs(b)	596	(751)
Fair value at March 31(c)	$8,039	$13,093
Change in unrealized gains/(losses) included in income related to MSRs held at March 31	$596	$(751)
Contractual service fees, late fees and other ancillary fees included in income	$1,033	$1,025
Third-party mortgage loans serviced at March 31 (in billions)	$892	$963
Servicer advances at March 31 (in billions)(d)	$11.2	$10.8

(a)
Represents the aggregate impact of changes in model inputs and assumptions such as costs to service, home prices, mortgage spreads, ancillary income, and assumptions used to derive prepayment speeds, as well as changes to the valuation models themselves.

(b)	Includes changes related to commercial real estate of $(2) million and $(2) million for the three months ended March 31, 2012 and 2011, respectively.

(c)	Includes $29 million and $38 million related to commercial real estate at March 31, 2012 and 2011, respectively.

(d)
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

In the first quarter of 2011, the Firm determined that the fair value of the MSR asset had declined, reflecting higher estimated future servicing costs related to enhanced servicing processes, particularly loan modification and foreclosure procedures, including costs to comply with Consent Orders entered into with the banking regulators. The increase in the cost to service assumption contemplated significant and prolonged increases in staffing levels in the core and default servicing functions, and specifically considers the higher cost to service certain high-risk vintages. These higher estimated future costs resulted in a $1.1 billion decrease in the fair value of the MSR asset during the three months ended March 31, 2011.
This decrease was partially offset by an increase in fair value due to the effects of higher market interest rate (which tend to decrease prepayments and therefore extend the expected life of the net servicing cash flows that comprise the MSR asset).
The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three months ended March 31, 2012 and 2011.

Three months ended March 31, (in millions)	2012	2011
RFS mortgage fees and related income
Net production revenue:
Production revenue	$1,432	$679
Repurchase losses	(302)	(420)
Net production revenue	1,130	259
Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	1,039	1,052
Changes in MSR asset fair value due to modeled amortization	(351)	(563)
Total operating revenue	688	489
Risk management:
Changes in MSR asset fair value due to market interest rates	644	379
Other changes in MSR asset fair value due to inputs or assumptions in model(a)	(48)	(1,130)
Derivative valuation adjustments and other	(406)	(486)
Total risk management	190	(1,237)
Total RFS net mortgage servicing revenue	878	(748)
All other	2	2
Mortgage fees and related income	$2,010	$(487)

(a)
Represents the aggregate impact of changes in model inputs and assumptions such as costs to service, home prices, mortgage spreads, ancillary income, and assumptions used to derive prepayment speeds, as well as changes to the valuation models themselves.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at March 31, 2012, and December 31, 2011; and it outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	March 31, 2012	December 31, 2011
Weighted-average prepayment speed assumption (“CPR”)	14.32%	18.07%
Impact on fair value of 10% adverse change	$(581)	$(585)
Impact on fair value of 20% adverse change	(1,114)	(1,118)
Weighted-average option adjusted spread	7.72%	7.83%
Impact on fair value of 100 basis points adverse change	$(320)	$(269)
Impact on fair value of 200 basis points adverse change	(616)	(518)
CPR: Constant prepayment rate.
The sensitivity analysis in the preceding table is hypothetical and should be used with caution. Changes in fair value based on variation in assumptions generally cannot be easily extrapolated, because the relationship of the change in the assumptions to the change in fair value are often highly inter-related and may not be linear. In this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which would either magnify or counteract the impact of the initial change.
Other intangible assets
The $178 million decrease in other intangible assets during the three months ended March 31, 2012, was predominantly due to $193 million in amortization.

The components of credit card relationships, core deposits and other intangible assets were as follows.

	March 31, 2012
(in millions)	Gross amount(a)	Accumulated amortization(a)	Net carrying value
Purchased credit card relationships	$3,775	$3,240	$535
Other credit card-related intangibles	850	383	467
Core deposit intangibles	4,133	3,600	533
Other intangibles(b)	2,418	924	1,494

	December 31, 2011
(in millions)	Gross amount	Accumulated amortization	Net carrying value
Purchased credit card relationships	$3,826	$3,224	$602
Other credit card-related intangibles	844	356	488
Core deposit intangibles	4,133	3,539	594
Other intangibles(b)	2,467	944	1,523

(a)	The decrease in the gross amount and accumulated amortization from December 31, 2011, was due to the removal of fully amortized assets.

(b)	Includes intangible assets of approximately $600 million consisting primarily of asset management advisory contracts, which were determined to have an indefinite life and are not amortized.
Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and other intangible assets.

	Three months ended March 31,
(in millions)	2012	2011
Purchased credit card relationships	$69	$80
Other credit card-related intangibles	27	26
Core deposit intangibles	61	72
Other intangibles	36	39
Total amortization expense	$193	$217

Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and other intangible assets.

For the year (in millions)	Purchased credit card relationships	Other credit card-related intangibles	Core deposit intangibles	Other intangibles	Total
2012(a)	$253	$108	$240	$147	$748
2013	213	105	195	140	653
2014	109	103	102	122	436
2015	23	95	26	103	247
2016	4	34	14	96	148

(a)
Includes $69 million, $27 million, $61 million, and $36 million of amortization expense related to purchased credit card relationships, other credit card related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the three months ended March 31, 2012.

Note 17 – Deposits
For further discussion on deposits, see Note 19 on page 272 of JPMorgan Chase’s 2011 Annual Report.
At March 31, 2012, and December 31, 2011, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	March 31, 2012	December 31, 2011
U.S. offices
Noninterest-bearing	$343,299	$346,670
Interest-bearing
Demand(a)	46,400	47,075
Savings(b)	384,239	375,051
Time (included $4,192 and $3,861 at fair value)(c)	90,684	82,738
Total interest-bearing deposits	521,323	504,864
Total deposits in U.S. offices	864,622	851,534
Non-U.S. offices
Noninterest-bearing	16,276	18,790
Interest-bearing
Demand	187,676	188,202
Savings	899	687
Time (included $1,076 and $1,072 at fair value)(c)	59,039	68,593
Total interest-bearing deposits	247,614	257,482
Total deposits in non-U.S. offices	263,890	276,272
Total deposits	$1,128,512	$1,127,806

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4 on pages 198–200 of JPMorgan Chase’s 2011 Annual Report.

Note 18 – Earnings per share
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 24 on page 277 of JPMorgan Chase’s 2011 Annual Report. The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2012 and 2011.

(in millions, except per share amounts)	Three months ended March 31,
	2012	2011
Basic earnings per share
Net income	$5,383	$5,555
Less: Preferred stock dividends	157	157
Net income applicable to common equity	5,226	5,398
Less: Dividends and undistributed earnings allocated to participating securities	209	262
Net income applicable to common stockholders	$5,017	$5,136
Total weighted-average basic shares outstanding	3,818.8	3,981.6
Net income per share	$1.31	$1.29

	Three months ended March 31,
(in millions, except per share amounts)	2012	2011
Diluted earnings per share
Net income applicable to common stockholders	$5,017	$5,136
Total weighted-average basic shares outstanding	3,818.8	3,981.6
Add: Employee stock options, SARs and warrants(a)	14.6	32.5
Total weighted-average diluted shares outstanding(b)	3,833.4	4,014.1
Net income per share	$1.31	$1.28

(a)
Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans and the warrants originally issued in 2008 under the U.S. Treasury’s Capital Purchase Program to purchase shares of the Firm’s common stock. The aggregate number of shares issuable upon the exercise of such options and warrants was 169 million and 85 million for the three months ended March 31, 2012 and 2011, respectively.

(b)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.

Note 19 – Accumulated other comprehensive income/(loss)
AOCI includes the after-tax change in unrealized gains and losses on AFS securities, foreign currency translation adjustments (including the impact of related derivatives), cash flow hedging activities, and net loss and prior service costs/(credit) related to the Firm’s defined benefit pension and OPEB plans.

As of or for the three months ended March 31, 2012	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2012	$3,565	(b)	$(26)	$51	$(2,646)	$944
Net change	1,574	(c)	127	(35)	35	1,701
Balance at March 31, 2012	$5,139	(b)	$101	$16	$(2,611)	$2,645

As of or for the three months ended March 31, 2011	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2011	$2,498	(b)	$253	$206	$(1,956)	$1,001
Net change	(251)	(d)	24	(79)	17	(289)
Balance at March 31, 2011	$2,247	(b)	$277	$127	$(1,939)	$712

(a)	Represents the after-tax difference between the fair value and amortized cost of securities accounted for as AFS.

(b)
Included after-tax unrealized losses not related to credit on debt securities for which credit losses have been recognized in income of $(48) million, $(56) million, $(65) million and $(81) million at March 31, 2012, January 1, 2012, March 31, 2011, and January 1, 2011, respectively.

(c)	The net change for the three months ended March 31, 2012, was due primarily to market value increases driven by tightening of spreads.

(d)
The net change for the three months ended March 31, 2011, was due primarily to decreased market value on pass-through agency MBS and agency collateralized mortgage obligations, as well as on foreign government debt, partially offset by the narrowing of spreads on collateralized loan obligations and foreign residential MBS.

The following table presents the pretax and after-tax changes in the components of other comprehensive income/(loss).

	2012			2011
Three months ended March 31, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on AFS securities:
Net unrealized gains/(losses) arising during the period	$3,118	$(1,217)	$1,901	$(315)	$124	$(191)
Reclassification adjustment for realized (gains)/losses included in net income	(536)	209	(327)	(97)	37	(60)
Net change	2,582	(1,008)	1,574	(412)	161	(251)
Translation adjustments:
Translation	460	(169)	291	418	(156)	262
Hedges	(267)	103	(164)	(390)	152	(238)
Net change	193	(66)	127	28	(4)	24
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(41)	17	(24)	(13)	5	(8)
Reclassification adjustment for realized (gains)/losses included in net income	(20)	9	(11)	(116)	45	(71)
Net change	(61)	26	(35)	(129)	50	(79)
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	2	—	2	8	(2)	6
Reclassification adjustments included in net income:
Prior service costs/(credits)	(11)	4	(7)	(12)	5	(7)
Amortization of net loss	83	(32)	51	53	(21)	32
Foreign exchange and other	(18)	7	(11)	(22)	8	(14)
Net change	56	(21)	35	27	(10)	17
Total other comprehensive income/(loss)	$2,770	$(1,069)	$1,701	$(486)	$197	$(289)

Note 20 – Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The OCC establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A.
There are two categories of risk-based capital: Tier 1 capital and Tier 2 capital. Tier 1 capital consists of common stockholders’ equity, perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred capital debt securities, less goodwill and certain other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, subordinated long-term debt and other instruments qualifying as Tier 2 capital, and the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets. Total capital is Tier 1 capital plus Tier 2 capital. Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and Total capital to risk-weighted assets, as well as minimum leverage ratios (which are defined as Tier 1 capital divided by adjusted quarterly average assets). Failure to meet these minimum requirements could cause the Federal Reserve to take action. Banking subsidiaries also are subject to these capital requirements by their respective primary regulators. As of March 31, 2012, and December 31, 2011, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at March 31, 2012, and December 31, 2011. These amounts are determined in accordance with regulations issued by the Federal Reserve and/or OCC.

	JPMorgan Chase & Co.(e)		JPMorgan Chase Bank, N.A.(e)		Chase Bank USA, N.A.(e)		Well-capitalized ratios(f)		Minimum capital ratios(f)
(in millions, except ratios)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Regulatory capital
Tier 1(a)	$155,811	$150,384	$100,846	$98,426	$9,924	$11,903
Total	193,139	188,088	138,634	136,017	13,397	15,448

Assets
Risk-weighted(b)(c)	$1,235,256	$1,221,198	$1,052,461	$1,042,898	$102,261	$107,421
Adjusted average(d)	2,195,625	2,202,087	1,776,303	1,789,194	104,898	106,312

Capital ratios
Tier 1(a)	12.6%	12.3%	9.6%	9.4%	9.7%	11.1%	6.0%		4.0%
Total	15.6	15.4	13.2	13.0	13.1	14.4	10.0		8.0
Tier 1 leverage	7.1	6.8	5.7	5.5	9.5	11.2	5.0	(g)	3.0	(h)

(a)
At March 31, 2012, for JPMorgan Chase and JPMorgan Chase Bank, N.A., trust preferred capital debt securities were $19.6 billion and $600 million, respectively. If these securities were excluded from the calculation at March 31, 2012, Tier 1 capital would be $136.3 billion and $100.2 billion, respectively, and the Tier 1 capital ratio would be 11.0% and 9.5%, respectively. At March 31, 2012, Chase Bank USA, N.A. had no trust preferred capital debt securities.

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

(c)
Includes off–balance sheet risk-weighted assets at March 31, 2012, of $303.3 billion, $292.2 billion and $17 million, and at December 31, 2011, of $301.1 billion, $291.0 billion and $38 million, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., respectively.

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

Note:
Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $378 million and $414 million at March 31, 2012, and December 31, 2011, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $2.3 billion at both March 31, 2012, and December 31, 2011.

A reconciliation of the Firm’s Total stockholders’ equity to Tier 1 capital and Total qualifying capital is presented in the table below.

(in millions)	March 31, 2012	December 31, 2011
Tier 1 capital
Total stockholders’ equity	$189,728	$183,573
Effect of certain items in AOCI excluded from Tier 1 capital	(2,544)	(970)
Qualifying hybrid securities and noncontrolling interests(a)	19,910	19,668
Less: Goodwill(b)	45,867	45,873
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	1,596	2,150
Investments in certain subsidiaries and other	981	993
Other intangible assets(b)	2,839	2,871
Total Tier 1 capital	155,811	150,384
Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	21,719	22,275
Qualifying allowance for credit losses	15,681	15,504
Adjustment for investments in certain subsidiaries and other	(72)	(75)
Total Tier 2 capital	37,328	37,704
Total qualifying capital	$193,139	$188,088

(a)	Primarily includes trust preferred capital debt securities of certain business trusts.

(b)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

Note 21 – Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For a discussion of off-balance sheet lending-related financial instruments and guarantees, and the Firm’s related accounting policies, see Note 29 on pages 283–289 of JPMorgan Chase’s 2011 Annual Report.
To provide for the risk of loss inherent in wholesale and consumer (excluding credit card) contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 14 on page 136 of this Form 10-Q for further discussion regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at March 31, 2012, and December 31, 2011. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases, without notice as permitted by law. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower. Also, the Firm typically closes credit card lines when the borrower is 60 days or more past due.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(i)
	March 31, 2012					December 31, 2011	March 31, 2012	December 31, 2011
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$1,103	$4,921	$4,742	$5,482	$16,248	$16,542	$—	$—
Home equity – junior lien	2,361	8,981	7,630	6,444	25,416	26,408	—	—
Prime mortgage	2,594	—	—	—	2,594	1,500	—	—
Subprime mortgage	—	—	—	—	—	—	—	—
Auto	6,771	234	122	—	7,127	6,694	1	1
Business banking	10,024	513	76	328	10,941	10,299	6	6
Student and other	20	193	94	488	795	864	—	—
Total consumer, excluding credit card	22,873	14,842	12,664	12,742	63,121	62,307	7	7
Credit card	533,318	—	—	—	533,318	530,616	—	—
Total consumer	556,191	14,842	12,664	12,742	596,439	592,923	7	7
Wholesale:
Other unfunded commitments to extend credit(a)(b)	61,030	63,684	92,950	5,544	223,208	215,251	426	347
Standby letters of credit and other financial guarantees(a)(b)(c)(d)	28,383	32,434	39,039	2,158	102,014	101,899	693	696
Unused advised lines of credit	56,746	13,375	446	168	70,735	60,203	—	—
Other letters of credit(a)(d)	4,210	778	119	—	5,107	5,386	2	2
Total wholesale	150,369	110,271	132,554	7,870	401,064	382,739	1,121	1,045
Total lending-related	$706,560	$125,113	$145,218	$20,612	$997,503	$975,662	$1,128	$1,052
Other guarantees and commitments
Securities lending indemnifications(e)	$194,641	$—	$—	$—	$194,641	$186,077	NA	NA
Derivatives qualifying as guarantees	2,903	4,797	28,589	36,511	72,800	75,593	$224	$457
Unsettled reverse repurchase and securities borrowing agreements(f)	61,013	—	—	—	61,013	39,939	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability(g)	NA	NA	NA	NA	NA	NA	3,516	3,557
Loans sold with recourse	NA	NA	NA	NA	10,183	10,397	142	148
Other guarantees and commitments(h)	948	292	357	4,609	6,206	6,321	(80)	(5)

(a)
At March 31, 2012, and December 31, 2011, reflects the contractual amount net of risk participations totaling $603 million and $1.1 billion, respectively, for other unfunded commitments to extend credit; $18.7 billion and $19.8 billion, respectively, for standby letters of credit and other financial guarantees; and $934 million and $974 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(b)
At March 31, 2012, and December 31, 2011, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other not-for-profit entities of $47.9 billion and $48.6 billion, respectively. These commitments also include liquidity facilities to nonconsolidated municipal bond VIEs; for further information, see Note 15 on pages 137–144 of this Form 10-Q.

(c)	At March 31, 2012, and December 31, 2011, included unissued standby letters of credit commitments of $43.5 billion and $44.1 billion, respectively.

(d)
At March 31, 2012, and December 31, 2011, JPMorgan Chase held collateral relating to $42.3 billion and $41.5 billion, respectively, of standby letters of credit; and $1.2 billion and $1.3 billion, respectively, of other letters of credit.

(e)
At March 31, 2012, and December 31, 2011, collateral held by the Firm in support of securities lending indemnification agreements was $195.9 billion and $186.3 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)
At March 31, 2012, and December 31, 2011, the amount of commitments related to forward-starting reverse repurchase agreements and securities borrowing agreements were $9.2 billion and $14.4 billion, respectively. Commitments related to unsettled reverse repurchase agreements and securities borrowing agreements with regular-way settlement periods were $51.8 billion and $25.5 billion, at March 31, 2012, and December 31, 2011, respectively.

(g)
Represents the estimated mortgage repurchase liability related to indemnifications for breaches of representations and warranties in loan sale and securitization agreements. For additional information, see Loan sale and securitization-related indemnifications on page 153 of this Note.

(h)
At March 31, 2012, and December 31, 2011, included unfunded commitments of $571 million and $789 million, respectively, to third-party private equity funds; and $1.6 billion and $1.5 billion, respectively, to other equity investments. These commitments included $557 million and $820 million, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 91–100 of this Form 10-Q. In addition, at March 31, 2012, and December 31, 2011, included letters of credit hedged by derivative transactions and managed on a market risk basis of $3.9 billion and $3.9 billion, respectively.

(i)
For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability; for derivative-related products, the carrying value represents the fair value. For all other products the carrying value represents the valuation reserve.

Other unfunded commitments to extend credit
Other unfunded commitments to extend credit generally comprise commitments for working capital and general corporate purposes, as well as extensions of credit to support commercial paper facilities and bond financings in the event that those obligations cannot be remarketed to new investors.
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged and acquisition finance activities, which were $6.4 billion and $6.1 billion at March 31, 2012, and December 31, 2011, respectively. For further information, see Note 3 and Note 4 on pages 91–100 and 101–102 respectively, of this Form 10-Q.
Guarantees
The Firm considers the following off–balance sheet lending-related arrangements to be guarantees under U.S. GAAP: standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 29 on pages 283–289 of JPMorgan Chase’s 2011 Annual Report. The recorded amounts of the liabilities related to guarantees and indemnifications at March 31, 2012, and December 31, 2011, excluding the allowance for credit losses on lending-related commitments, are discussed below.
Standby letters of credit and other financial guarantees
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $695 million and $698 million at March 31, 2012, and December 31, 2011, respectively, which were classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values included $317 million and $319 million, respectively, for the allowance for lending-related commitments, and $378 million and $379 million, respectively, for the guarantee liability and corresponding asset.

The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of March 31, 2012, and December 31, 2011.
Standby letters of credit, other financial guarantees and other letters of credit

	March 31, 2012			December 31, 2011
(in millions)	Standby letters of credit and other financial guarantees		Other letters of credit	Standby letters of credit and other financial guarantees		Other letters of credit
Investment-grade(a)	$79,149		$3,558	$78,884		$4,105
Noninvestment-grade(a)	22,865		1,549	23,015		1,281
Total contractual amount(b)	$102,014	(c)	$5,107	$101,899	(c)	$5,386
Allowance for lending-related commitments	$315		$2	$317		$2
Commitments with collateral	42,263		1,201	41,529		1,264

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

(b)
At March 31, 2012, and December 31, 2011, reflects the contractual amount net of risk participations totaling $18.7 billion and $19.8 billion, respectively, for standby letters of credit and other financial guarantees; and $934 million and $974 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(c)	At March 31, 2012, and December 31, 2011, included unissued standby letters of credit commitments of $43.5 billion and $44.1 billion, respectively.

Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, see Note 29 on pages 283–289 of JPMorgan Chase’s 2011 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $72.8 billion and $75.6 billion at March 31, 2012, and December 31, 2011, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value contracts is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $26.1 billion and $26.1 billion and the maximum exposure to loss was $2.8 billion and $2.8 billion, at March 31, 2012, and December 31, 2011, respectively. The fair values of the contracts reflect the probability of whether the Firm will be required to perform under the contract. The fair value related to derivatives that the Firm deems to be guarantees were derivative payables of $315 million and $555 million and derivative receivables of $91 million and $98 million at March 31, 2012, and December 31, 2011, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.

In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5 on pages 103–109 of this Form 10-Q.
Loan sales- and securitization-related indemnifications
Mortgage repurchase liability
In connection with the Firm’s loan sale and securitization activities with the GSEs and other loan sale and private-label securitization transactions, as described in Note 15 on pages 137–144 of this Form 10-Q, and Note 16 on pages 256–267 of JPMorgan Chase’s 2011 Annual Report, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties. Generally, the maximum amount of future payments the Firm would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers (including securitization-related SPEs) plus, in certain circumstances, accrued and unpaid interest on such loans and certain expense.
The Firm has recognized a mortgage repurchase liability of $3.5 billion and $3.6 billion, as March 31, 2012, and December 31, 2011, respectively, which is reported in accounts payable and other liabilities net of probable recoveries from third-party originators of $561 million and $577 million at March 31, 2012, and December 31, 2011, respectively.
Substantially all of the estimates and assumptions underlying the Firm’s established methodology for computing its recorded mortgage repurchase liability — including factors such as the amount of probable future demands from purchasers, trustees or investors, the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure, and recoveries from third parties — require application of a significant level of management judgment. Estimating the mortgage repurchase liability is further complicated by historical data and uncertainty surrounding numerous external factors, including: (i) macro-economic factors and (ii) the level of future demands, which is dependent, in part, on actions taken by third parties such as the GSEs, mortgage insurers, trustees and investors.
While the Firm uses the best information available to it in estimating its mortgage repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts accrued as of March 31, 2012, are reasonably possible. The Firm believes the estimate of the range of reasonably possible losses, in excess of its established repurchase liability, is from $0 to approximately $2 billion at March 31, 2012. This estimated range of reasonably possible loss considers the Firm's GSE-related exposure based on an assumed peak to trough decline in home prices of 43%, which is an additional 8 percentage point decline in home prices beyond the Firm’s current assumptions which were derived from a nationally recognized home price index. Although the Firm does not consider a further decline in home prices of this magnitude likely to occur, such a decline could increase the level of loan delinquencies, thereby potentially increasing the repurchase demand rate from the GSEs and increasing loss severity on repurchased loans, each of which could affect the Firm’s mortgage repurchase liability. Claims related to private-label securitizations have, thus far, generally manifested themselves through threatened or pending litigation, which the Firm has considered with other litigation matters as discussed in Note 23 on pages 154–163 of this Form 10-Q. Actual repurchase losses could vary significantly from the Firm’s recorded mortgage repurchase liability or this estimate of reasonably possible additional losses, depending on the outcome of various factors, including those considered above.
The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.

Summary of changes in mortgage repurchase liability(a)
Three months ended March 31, (in millions)	2012		2011
Repurchase liability at beginning of period	$3,557		$3,285
Realized losses(b)	(364)		(231)
Provision(c)	323		420
Repurchase liability at end of period	$3,516	(d)	$3,474

(a)	Mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves.

(b)
Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. For the three months ended March 31, 2012 and 2011, make-whole settlements were and $186 million and $115 million, respectively.

(c)
Primarily relates to increases in estimated probable future repurchase demands. Also includes $27 million and $13 million of provision related to new loan sales for the three months ended March 31, 2012 and 2011, respectively.

(d)	Includes $32 million at March 31, 2012, related to future repurchase demands on loans sold by Washington Mutual to the GSEs.
Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At March 31, 2012, and December 31, 2011, the unpaid principal balance of loans sold with recourse totaled $10.2 billion and $10.4 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, was $142 million and $148 million at March 31, 2012, and December 31, 2011, respectively.

Note 22 – Pledged assets and collateral
For a discussion of the Firm’s pledged assets and collateral, see Note 30 on page 289 of JPMorgan Chase’s 2011 Annual Report.
Pledged assets
At March 31, 2012, assets were pledged to collateralize repurchase agreements, other securities financing agreements, derivative transactions and for other purposes, including to secure borrowings and public deposits. Certain of these pledged assets may be sold or repledged by the secured parties and are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets. In addition, at March 31, 2012, and December 31, 2011, the Firm had pledged $283.0 billion and $270.3 billion, respectively, of financial instruments it owns that may not be sold or repledged by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 15 on pages 137-144 of this Form 10-Q, and Note 16 on pages 256–267 of JPMorgan Chase’s 2011 Annual Report, for additional information on assets and liabilities of consolidated VIEs.
Collateral
At March 31, 2012, and December 31, 2011, the Firm had accepted assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of approximately $769.9 billion and $742.1 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, approximately $571.4 billion and $515.8 billion, respectively, were sold or repledged, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales and to collateralize deposits and derivative agreements.
Note 23 – Litigation
Contingencies
As of March 31, 2012, the Firm and its subsidiaries are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $4.2 billion at March 31, 2012. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm is involved, taking into account the Firm’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Firm does not believe that an estimate can currently be made. The Firm’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in many such proceedings of multiple defendants (including the Firm) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Firm’s estimate will change from time to time, and actual losses may be more than the current estimate.
Set forth below are descriptions of the Firm’s material legal proceedings.
Auction-Rate Securities Investigations and Litigation. Beginning in March 2008, several regulatory authorities initiated investigations of a number of industry participants, including the Firm, concerning possible state and federal securities law violations in connection with the sale of auction-rate securities (“ARS”). The market for many such securities had frozen and a significant number of auctions for those securities began to fail in February 2008.
The Firm, on behalf of itself and affiliates, agreed to a settlement in principle with the New York Attorney General’s Office which provided, among other things, that the Firm would offer to purchase at par certain ARS purchased from J.P. Morgan Securities LLC, Chase Investment Services Corp. and Bear, Stearns & Co. Inc. by individual investors, charities and small- to medium-sized businesses. The Firm also agreed to a substantively similar settlement in principle with the Office of Financial Regulation for the State of Florida and the North American Securities Administrators Association (“NASAA”) Task Force, which agreed to recommend approval of the settlement to all remaining states, Puerto Rico and the U.S. Virgin Islands. The Firm has finalized the settlement agreements with the New York Attorney General’s Office and the Office of Financial Regulation for the State of Florida. The settlement agreements provide for the payment of penalties totaling

$25 million to all states. The Firm is currently in the process of finalizing consent agreements with NASAA’s member states; more than 45 of these consent agreements have been finalized to date.
The Firm also faces a number of civil actions before courts and arbitration panels relating to the Firm’s sales of ARS. The actions generally allege that the Firm and other firms manipulated the market for ARS by placing bids at auctions that affected these securities’ clearing rates or otherwise supported the auctions without properly disclosing these activities. The Firm’s motion to dismiss a putative class action that had been filed in the United States District Court for the Southern District of New York on behalf of purchasers of ARS was granted in March 2012.
Additionally, the Firm was named in two putative antitrust class actions. The actions allege that the Firm, along with numerous other financial institution defendants, colluded to maintain and stabilize the ARS market and then to withdraw their support for the ARS market. In January 2010, the District Court dismissed both actions. An appeal is pending in the United States Court of Appeals for the Second Circuit.
Bear Stearns Hedge Fund Matters. The Bear Stearns Companies LLC (formerly The Bear Stearns Companies Inc.) (“Bear Stearns”), certain current or former subsidiaries of Bear Stearns, including Bear Stearns Asset Management, Inc. (“BSAM”) and Bear, Stearns & Co. Inc., and certain individuals formerly employed by Bear Stearns are named defendants (collectively the “Bear Stearns defendants”) in multiple civil actions and arbitrations relating to alleged losses resulting from the failure of the Bear Stearns High Grade Structured Credit Strategies Master Fund, Ltd. (the “High Grade Fund”) and the Bear Stearns High Grade Structured Credit Strategies Enhanced Leverage Master Fund, Ltd. (the “Enhanced Leverage Fund”) (collectively the “Funds”). BSAM served as investment manager for both of the Funds, which were organized such that there were U.S. and Cayman Islands “feeder funds” that invested substantially all their assets, directly or indirectly, in the Funds. The Funds are in liquidation.
There are currently three civil actions pending in the United States District Court for the Southern District of New York relating to the Funds. One of these actions involves a derivative lawsuit brought on behalf of purchasers of partnership interests in the U.S. feeder fund to the Enhanced Leverage Fund, alleging that the Bear Stearns defendants mismanaged the Funds. This action seeks, among other things, unspecified compensatory damages based on alleged investor losses. The parties have reached an agreement to settle this derivative action, pursuant to which BSAM would pay a maximum of approximately $18 million. In April 2012, the Court granted final approval of this settlement. (A separate derivative action, also alleging that the Bear Stearns defendants mismanaged the Funds, was brought on behalf of purchasers of partnership interests in the U.S. feeder fund to the High Grade Fund, and was dismissed following a Court-approved settlement with similar terms, pursuant to which BSAM paid approximately $19 million). The second pending action, brought by the Joint Voluntary Liquidators of the Cayman Islands feeder funds, makes allegations similar to those asserted in the derivative lawsuits related to the U.S. feeder funds, alleges net losses of approximately $700 million and seeks compensatory and punitive damages. The parties presently are engaged in discovery.
The third action was brought by Bank of America and Banc of America Securities LLC (together “BofA”) alleging breach of contract and fraud in connection with a $4 billion securitization in May 2007 known as a “CDO-squared,” for which BSAM served as collateral manager. This securitization was composed of certain collateralized debt obligation holdings that were purchased by BofA from the Funds. BofA currently seeks damages up to approximately $535 million. Discovery has concluded. BofA recently filed a motion for leave to amend its complaint to reinstate and amend a previously dismissed claim for breach of fiduciary duty.
Bear Stearns Shareholder Litigation and Related Matters. Various shareholders of Bear Stearns have commenced purported class actions against Bear Stearns and certain of its former officers and/or directors on behalf of all persons who purchased or otherwise acquired common stock of Bear Stearns between December 14, 2006, and March 14, 2008 (the “Class Period”). During the Class Period, Bear Stearns had between 115 million and 120 million common shares outstanding, and the price per share of those securities declined from a high of $172.61 to a low of $30 at the end of the period. The actions, originally commenced in several federal courts, allege that the defendants issued materially false and misleading statements regarding Bear Stearns’ business and financial results and that, as a result of those false statements, Bear Stearns’ common stock traded at artificially inflated prices during the Class Period. In addition, several individual shareholders of Bear Stearns have also commenced or threatened to commence their own arbitration proceedings and lawsuits asserting claims similar to those in the putative class actions. Certain of these matters have been dismissed or settled.
Separately, an agreement in principle has been reached to resolve a class action brought under the Employee Retirement Income Security Act (“ERISA”) against Bear Stearns and certain of its former officers and/or directors on behalf of participants in the Bear Stearns Employee Stock Ownership Plan for alleged breaches of fiduciary duties in connection with the management of that Plan. Under the settlement, which remains subject to final documentation and court approval, the class will receive $10 million.
Bear Stearns, former members of Bear Stearns’ Board of Directors and certain of Bear Stearns’ former executive officers have also been named as defendants in a shareholder derivative and class action suit which is pending in the United States District Court for the Southern District of New York. Plaintiffs assert claims for breach of fiduciary duty, violations of federal securities laws, waste of corporate assets and gross mismanagement, unjust enrichment, abuse of control and indemnification and contribution in connection with the losses sustained by Bear Stearns as a result of its purchases of subprime loans and certain repurchases of its own common stock. Certain individual defendants are also alleged to have sold their holdings of Bear Stearns common stock while in possession of material nonpublic information. Plaintiffs seek compensatory damages in an unspecified amount. The District Court dismissed the action, and plaintiffs have appealed.
City of Milan Litigation and Criminal Investigation. In January 2009, the City of Milan, Italy (the “City”) issued civil proceedings against (among others) JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Ltd. (together, “JPMorgan Chase”) in the District Court of Milan. The proceedings relate to (a) a bond issue by the City in June 2005 (the “Bond”), and (b) an associated swap transaction, which was subsequently restructured on a number of occasions between 2005 and 2007 (the “Swap”). The City seeks damages and/or other remedies against JPMorgan Chase (among others) on the grounds of alleged “fraudulent and deceitful acts” and alleged breach of advisory obligations in connection with the Swap and the Bond, together with related swap transactions with other counterparties. The Firm has entered into a settlement agreement with the City to resolve the City’s civil proceedings, in consequence of which the City will no longer be a party to the criminal proceedings discussed below.
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
Enron Litigation. JPMorgan Chase and certain of its officers and directors are involved in several lawsuits seeking damages arising out of the Firm’s banking relationships with Enron Corp. and its subsidiaries (“Enron”). A number of actions and other proceedings against the Firm previously were resolved, including a class action lawsuit captioned Newby v. Enron Corp. and adversary proceedings brought by Enron’s bankruptcy estate. The remaining Enron-related actions include an individual action by an Enron investor, an action by an Enron counterparty and a purported class action filed on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan asserting claims under ERISA for alleged breaches of fiduciary duties by JPMorgan Chase, its directors and named officers. The class action has been dismissed, and is on appeal to the United States Court of Appeals for the Second Circuit. Motions to dismiss are pending in the other two actions.

FERC Investigation. JPMorgan Chase’s commodities business owns or has the right to output from several electricity generating facilities. The Firm is responding to requests for information in connection with an investigation by the Federal Energy Regulatory Commission regarding bidding practices by this business in certain organized power markets.
Interchange Litigation. A group of merchants has filed a series of putative class action complaints in several federal courts. The complaints allege that Visa and MasterCard, as well as certain other banks, conspired to set the price of credit and debit card interchange fees, enacted respective rules in violation of antitrust laws, and engaged in tying/bundling and exclusive dealing. The complaint seeks unspecified damages and injunctive relief based on the theory that interchange fees would be lower or eliminated but for the challenged conduct. All cases have been consolidated in the United States District Court for the Eastern District of New York for pretrial proceedings. The Court has dismissed all claims relating to periods prior to January 2004. The Court has not yet ruled on motions relating to the remainder of the case or plaintiffs’ class certification motion. Fact and expert discovery have closed.
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
The parties also have filed motions seeking summary judgment as to various claims in the complaints. Oral argument on these summary judgment motions was heard in November 2011.
The Firm and the other defendants remain actively involved in settlement discussions under the supervision of the court.
Investment Management Litigation. Four cases have been filed claiming that investment portfolios managed by J.P. Morgan Investment Management Inc. (“JPMorgan Investment Management”) were inappropriately invested in securities backed by subprime residential real estate collateral. Plaintiffs claim that JPMorgan Investment Management and related defendants are liable for losses of more than $1 billion in market value of these securities. The first case was filed by NM Homes One, Inc. in federal District Court in New York. Following rulings on motions addressed to the pleadings, plaintiff’s claims for breach of contract, breach of fiduciary duty, negligence and gross negligence survive, and discovery is proceeding. In the second case, filed by Assured Guaranty (U.K.) in New York state court, discovery is proceeding on plaintiff’s claims for breach of contract, breach of fiduciary duty and gross negligence. In the third case, filed by Ambac Assurance UK Limited in New York state court, the lower court granted JPMorgan Investment Management’s motion to dismiss. The New York State Appellate Division reversed the lower court’s decision and discovery is proceeding. The fourth case, filed by CMMF LLP in New York state court, asserts claims under New York law for breach of fiduciary duty, gross negligence, breach of contract and negligent misrepresentation. The lower court denied in part defendants’ motion to dismiss and discovery is proceeding.
Lehman Brothers Bankruptcy Proceedings. In May 2010, Lehman Brothers Holdings Inc. (“LBHI”) and its Official Committee of Unsecured Creditors (the “Committee”) filed a complaint (and later an amended complaint) against JPMorgan Chase Bank, N.A. in the United States Bankruptcy Court for the Southern District of New York that asserts both federal bankruptcy law and state common law claims, and seeks, among other relief, to recover $8.6 billion in collateral that was transferred to JPMorgan Chase Bank, N.A. in the weeks preceding LBHI’s bankruptcy. The amended complaint also seeks unspecified damages on the grounds that JPMorgan Chase Bank, N.A.’s collateral requests hastened LBHI’s demise. In February 2012, JPMorgan Asset Management and Highbridge Capital Management reached a settlement with LBHI and the Committee, which had the result of returning to LBHI $700 million of the $8.6 billion of collateral sought by the amended complaint. The Firm moved to dismiss plaintiffs’ amended complaint in its entirety, and also moved to transfer the litigation from the Bankruptcy Court to the United States District Court for the Southern District of New York. The District Court directed the Bankruptcy Court to decide the motion to dismiss while the District Court is considering the transfer motion. In April 2012, the Bankruptcy Court issued a decision granting in part and denying in part the Firm’s motion to dismiss. The Court dismissed the counts of the amended complaint seeking avoidance of the allegedly constructively fraudulent and preferential transfers made to the Firm during the months of August and September 2008. The Court denied the Firm’s motion to dismiss as to the other claims, including claims that allege intentional misconduct. The District Court has not yet ruled on the transfer motion.
The Firm also filed counterclaims against LBHI alleging that LBHI fraudulently induced the Firm to make large clearing advances to Lehman against inappropriate collateral, which left the Firm with more than $25 billion in claims (the “Clearing Claims”) against the estate of Lehman Brothers Inc. (“LBI”), LBHI’s broker-dealer subsidiary. These claims have been paid in full, subject to the outcome of the litigation. Discovery is underway, with any trial unlikely to begin before 2013. In August 2011, LBHI and the Committee filed an objection to the deficiency claims asserted by JPMorgan Chase Bank, N.A. against LBHI with respect to the Clearing Claims, principally on the grounds that the Firm had not conducted the sale of the securities collateral held for such claims in a commercially reasonable manner.

On April 4, 2012, the Firm entered into a settlement with the CFTC to resolve the CFTC’s Lehman-related investigation of the Firm, and pursuant to which the Firm paid $20 million.
LIBOR Investigations and Litigation. JPMorgan Chase has received various subpoenas and requests for documents and, in some cases, interviews, from the United States Department of Justice, United States Commodity Futures Trading Commission, United States Securities and Exchange Commission, European Commission, United Kingdom Financial Services Authority, Canadian Competition Bureau and Swiss Competition Commission. The documents and information sought all relate to the process by which rates were submitted to the British Bankers Association (“BBA”) in connection with the setting of the BBA’s London Interbank Offered Rate (“LIBOR”), principally in 2007 and 2008. The inquiries from some of the regulators also relate to similar processes by which EURIBOR rates are submitted to the European Banking Federation and TIBOR rates are submitted to the Japanese Bankers’ Association during similar time periods. The Firm is cooperating with these inquiries.
In addition, the Firm has been named as a defendant along with other banks in a series of individual and class actions filed in various U.S. federal courts alleging that since 2006 the defendants either individually suppressed the LIBOR rate artificially or colluded in submitting rates for LIBOR that were artificially low. Plaintiffs allege that they transacted in U.S. dollar LIBOR-based derivatives or other financial instruments whose values are impacted by changes in U.S. dollar LIBOR, and assert a variety of claims including antitrust claims seeking treble damages. All cases have been consolidated for pre-trial purposes in the United States District Court for the Southern District of New York. In November 2011, the District Court entered an Order appointing interim lead counsel for the two proposed classes: (i) plaintiffs who allegedly purchased U.S. dollar LIBOR-based financial instruments directly from the defendants in the over-the-counter market, and (ii) plaintiffs who allegedly purchased U.S. dollar LIBOR-based financial instruments on an exchange. In March 2012, the District Court also accepted the transfer of a related action which seeks to bring claims on behalf of a new proposed class: plaintiffs who purchased U.S. dollar LIBOR-based debt issued by Fortune 500 companies underwritten by the defendants.
Madoff Litigation. JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, and J.P. Morgan Securities Ltd. have been named as defendants in a lawsuit brought by the trustee (the “Trustee”) for the liquidation of Bernard L. Madoff Investment Securities LLC (“Madoff”). The Trustee has served an amended complaint in which he has asserted 28 causes of action against JPMorgan Chase, 20 of which seek to avoid certain transfers (direct or indirect) made to JPMorgan Chase that are alleged to have been preferential or fraudulent under the federal Bankruptcy Code and the New York Debtor and Creditor Law. The remaining causes of action involve claims for, among other things, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, conversion, contribution and unjust enrichment. The complaint generally alleges that JPMorgan Chase, as Madoff’s long-time bank, facilitated the maintenance of Madoff’s Ponzi scheme and overlooked signs of wrongdoing in order to obtain profits and fees. The complaint asserts common law claims that purport to seek approximately $19 billion in damages, together with bankruptcy law claims to recover approximately $425 million in transfers that JPMorgan Chase allegedly received directly or indirectly from Bernard Madoff’s brokerage firm. By order dated October 31, 2011, the United States District Court for the Southern District of New York granted JPMorgan Chase’s motion to dismiss the common law claims asserted by the Trustee, and returned the remaining claims to the Bankruptcy Court for further proceedings. The Trustee has appealed this decision.
Separately, J.P. Morgan Trust Company (Cayman) Limited, JPMorgan (Suisse) SA, J.P. Morgan Securities Ltd., Bear Stearns Alternative Assets International Ltd., J.P. Morgan Clearing Corp., J.P. Morgan Bank Luxembourg SA, and Bear Stearns International Limited (n/k/a J.P. Morgan Markets Limited) have been named as defendants in lawsuits presently pending in Bankruptcy Court in New York arising out of the liquidation proceedings of Fairfield Sentry Limited and Fairfield Sigma Limited (together, “Fairfield”), so-called Madoff feeder funds. These actions are based on theories of mistake and restitution and seek to recover payments made to defendants by the funds totaling approximately $155 million. Pursuant to an agreement with the Trustee, the liquidators of Fairfield have voluntarily dismissed their action against J.P. Morgan Securities Ltd. without prejudice to refiling. The other actions remain outstanding. The Bankruptcy Court has stayed these actions. In addition, a purported class action was brought by investors in certain feeder funds against JPMorgan Chase in the United States District Court for the Southern District of New York, as was a motion by separate potential class plaintiffs to add claims against JPMorgan Chase, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and J.P. Morgan Securities Ltd. to an already-pending purported class action in the same court. The allegations in these complaints largely track those raised by the Trustee. The Court dismissed these complaints and plaintiffs have appealed.
JPMorgan Chase is a defendant in five actions pending in New York state court and one purported class action in federal court in New York. The allegations in all of these actions are essentially identical, and involve claims against the Firm for, among other things, aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. The Firm has moved to dismiss both the state and federal actions.
The Firm is also responding to various governmental inquiries concerning the Madoff matter.
MF Global. JPMorgan Chase & Co. has been named as one of several defendants in a number of putative class action lawsuits brought by customers of MF Global in federal district courts in New York, Illinois and Montana. The actions allege, among other things, that the Firm aided and abetted MF Global’s alleged misuse of customer money and breaches of fiduciary duty and was unjustly enriched by the transfer of certain customer segregated funds by MF Global.
J.P. Morgan Securities LLC has been named as one of several defendants in a putative class action filed in federal District Court in New York on behalf of purchasers of MF Global’s publicly traded securities including the securities issued pursuant to MF Global’s February 2011 and August 2011 convertible note offerings. The complaint, which asserts violations of the Securities Act of 1933 against the underwriter defendants, alleges that the offering documents contained materially false and misleading statements and omissions regarding MF Global’s financial position, including its exposure to European sovereign debt.
A motion to transfer all of these putative class actions to a single forum for consolidated or coordinated pretrial proceedings is currently pending before the United States Judicial Panel on Multidistrict Litigation.
The Firm continues to respond to requests for information and documents from the CFTC, SEC and SIPA Trustee in connection with their inquiries concerning MF Global.
Mortgage-Backed Securities and Repurchase Litigation and Regulatory Investigations. JPMorgan Chase and affiliates, Bear Stearns and affiliates and Washington Mutual affiliates have been named as defendants in a number of cases in their various roles as issuer, originator or underwriter in MBS offerings. These cases include purported class action suits, actions by individual purchasers of securities or by trustees for the benefit of purchasers of securities, and actions by monoline insurance companies that guaranteed payments of principal and interest for particular tranches of securities offerings. Although the allegations vary by lawsuit, these cases generally allege that the offering documents for securities issued by dozens of securitization trusts contained material misrepresentations and omissions, including with regard to the underwriting standards pursuant to which the underlying mortgage loans were issued, or assert that various representations or warranties relating to the loans were breached at the time of origination. There are currently pending and tolled investor and monoline claims involving approximately $120 billion of such securities.
In the actions against the Firm as an MBS issuer (and, in some cases, also as an underwriter of its own MBS offerings), three purported class actions are pending against JPMorgan Chase and Bear Stearns, and/or certain of their affiliates and current and former employees, in the United States District Courts for the Eastern and Southern Districts of New York. Defendants moved to dismiss these actions. In the first of these three actions, the court dismissed claims relating to all but one of the offerings. In the second action, the court dismissed claims as to certain offerings and tranches for lack of standing, but allowed claims to proceed relating to some offerings and certificates including ones raised by newly intervening plaintiffs; both parties have sought leave to appeal these rulings. In the third action, the court largely denied defendants’ motion to dismiss, and defendants have sought to appeal certain aspects of the decision. In a fourth purported class action pending in the United States District Court for the Western District of Washington, Washington Mutual affiliates, WaMu Asset Acceptance Corp. and WaMu Capital Corp., along with certain former officers or directors of WaMu Asset Acceptance Corp., have been named as defendants. The court there denied plaintiffs’ motion for leave to amend their complaint to add JPMorgan Chase Bank, N.A., as a defendant on the theory that it is a successor to Washington Mutual Bank. In October 2011, the court certified a class of plaintiff investors to pursue the claims asserted, but limited those claims to the 13 tranches of MBS in which a named plaintiff purchased. Expert discovery is proceeding and defendants moved for summary judgment in April 2012.
In addition to class actions, the Firm is also a defendant in individual actions brought against certain affiliates of JPMorgan Chase, Bear Stearns and Washington Mutual as issuers (and, in some cases, as underwriters). These actions involve claims by or to benefit various institutional investors and governmental agencies. These actions are pending in federal and state courts across the United States and are at various stages of litigation.
EMC Mortgage LLC (formerly EMC Mortgage Corporation) (“EMC”), an indirect subsidiary of JPMorgan Chase & Co., and certain other JPMorgan Chase entities currently are defendants in seven pending actions commenced by bond insurers that guaranteed payments of principal and interest on approximately $5 billion of certain classes of 21 different MBS offerings. These actions are pending in federal and state courts in New York and are in various stages of litigation.
In actions against the Firm solely as an underwriter of other issuers’ MBS offerings, the Firm has contractual rights to indemnification from the issuers. However, those indemnity rights may prove effectively unenforceable where the issuers are now defunct, such as in pending cases where the Firm has been named involving affiliates of IndyMac Bancorp and Thornburg Mortgage. The Firm may also be contractually obligated to indemnify underwriters in certain deals it issued.
The Firm or its affiliates are defendants in actions brought by trustees of MBS on behalf of the purchasers of securities. In the first, Wells Fargo, as trustee for a single MBS trust, has filed an action against EMC Mortgage in Delaware state court alleging that EMC breached various representations and warranties and seeking the repurchase of more than 1,300 mortgage loans by EMC and indemnification for the trustee attorneys’ fees and costs. In the second, a trustee for a single MBS trust filed a summons with notice in New York state court against EMC, Bear Stearns & Co. Inc. and JPMorgan Chase & Co., seeking damages for breach of contract. The Firm has not yet been served with the complaint. In the third, the Firm is a defendant in an action commenced by Deutsche Bank National Trust Co., acting as trustee for various MBS trusts. That case is described in more detail below with respect to the Washington Mutual Litigations.
There is no assurance that the Firm will not be named as a defendant in additional MBS-related litigation, and the Firm has entered into agreements with a number of entities that purchased such securities that toll applicable limitations periods with respect to their claims. In addition, the Firm has received several demands by securitization trustees that threaten litigation, as well as demands by investors directing or threatening to direct trustees to investigate claims or bring litigation, based on purported obligations to repurchase loans out of securitization trusts and alleged servicing deficiencies. These include but are not limited to a demand from a law firm, as counsel to a group of certificateholders who purport to have 25% or more of the voting rights in as many as 191 different trusts sponsored by the Firm with an original principal balance of more than $174 billion (excluding 52 trusts sponsored by Washington Mutual, with an original principal balance of more than $58 billion), made to various trustees to investigate potential repurchase and servicing claims. These also include repurchase and servicing claims made in litigation against trustees not affiliated with the Firm, but involving trusts the Firm sponsored.
A shareholder complaint has been filed in New York state court against the Firm and two affiliates, members of the boards of directors thereof and certain employees, asserting claims based on alleged wrongful actions and inactions relating to residential mortgage originations and securitizations. The action seeks an accounting and damages. The defendants have moved to dismiss the action.
In addition to the above-described litigation, the Firm has also received, and responded to, a number of subpoenas and informal requests for information from federal and state authorities concerning mortgage-related matters, including inquiries concerning a number of transactions involving the Firm’s origination and purchase of whole loans, underwriting and issuance of MBS, treatment of early payment defaults and potential breaches of securitization representations and warranties, reserves and due diligence in connection with securitizations. In January 2012, the Firm was advised by SEC staff that they are considering recommending to the Commission that civil or administrative actions be pursued arising out of two separate investigations they have been conducting. The first involves potential claims against J.P. Morgan Securities LLC and J.P. Morgan Acceptance Corporation I relating to due diligence conducted for two mortgage-backed securitizations and corresponding disclosures. The second involves potential claims against Bear Stearns entities, JPMorgan Chase & Co. and J.P. Morgan Securities LLC relating to settlements of claims against originators involving loans included in a number of Bear Stearns securitizations. In both investigations, the Firm has submitted responses to the proposed actions.

Mortgage Foreclosure Investigations and Litigation. JPMorgan Chase and four other firms agreed to a settlement (the “global settlement”) with a number of federal and state government agencies, including the Department of Justice, the Department of Housing and Urban Development, the Consumer Financial Protection Bureau and the State Attorneys General, relating to the servicing and origination of mortgages. The global settlement, which was approved by the federal District Court for the District of Columbia effective April 5, 2012, calls for the Firm to, among other things: (i) make cash payments of approximately $1.1 billion (a portion of which will be set aside for payments to borrowers); (ii) provide approximately $500 million of refinancing relief to certain “underwater” borrowers whose loans are owned by the Firm; and (iii) provide approximately $3.7 billion of additional relief for certain borrowers, including reductions of principal on first and second liens, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners. If the Firm does not meet certain targets for provision of the refinancing or other borrower relief within certain prescribed time periods, the Firm will instead make cash payments. In addition, under the global settlement, the Firm is required to adhere to certain enhanced mortgage servicing standards.
The global settlement releases the Firm from further state and federal claims, including: certain qui tam actions related to servicing activities, including foreclosures and loss mitigation activities; certain origination activities, including fees related to Veterans Administration Interest Rate Reduction Refinance Loans; and certain bankruptcy-related activities. Not included in the global settlement are any claims arising out of securitization activities, including representations made to investors respecting mortgage-backed securities, criminal claims and repurchase demands from the GSEs, among other items. The New York Department of Financial Services was not a party to the settlement and did not release any claims.
The Firm also entered into agreements with the Federal Reserve and the OCC for the payment of civil money penalties related to conduct that was the subject of consent orders entered into with the banking regulators in April 2011. The Firm’s payment obligations under those agreements will be deemed satisfied by the Firm’s payments and provisions of relief under the global settlement.
The Attorneys General of Massachusetts and New York have separately filed lawsuits against the Firm, other servicers and a mortgage recording company asserting claims for various alleged wrongdoings relating to mortgage assignments and use of the industry’s electronic mortgage registry. The Firm has moved to dismiss these actions.
In addition, as part of the global settlement, the Department of Justice agreed to a full release of potential civil claims under the Servicemembers Civil Relief Act (“SCRA”) and the Housing and Economic Recovery Act of

2008 (“HERA”) with respect to the servicing of residential mortgages, in exchange for the Firm’s agreement to comply with certain protections for military personnel, as well as conducting a review of all completed foreclosures from 2006 to April 2012 to evaluate whether the completed foreclosures were in compliance with the SCRA and HERA.
Five purported class action lawsuits were filed against the Firm relating to its mortgage foreclosure procedures. Two of those suits were dismissed with prejudice. A third suit has been resolved, and its dismissal will be obtained shortly. Additionally, the purported class action brought against Bank of America involving an EMC loan has been dismissed.
Two shareholder derivative actions have been filed in New York state court against the Firm’s board of directors alleging that the board failed to exercise adequate oversight as to wrongful conduct by the Firm regarding mortgage servicing. These actions seek declaratory relief and damages. The defendants have moved to dismiss the first-filed action.
Municipal Derivatives Investigations and Litigation. Purported class action lawsuits and individual actions have been filed against JPMorgan Chase and Bear Stearns, as well as numerous other providers and brokers, alleging antitrust violations in the reportedly $100 billion to $300 billion annual market for financial instruments related to municipal bond offerings referred to collectively as “municipal derivatives.” In July 2011, the Firm settled with federal and state governmental agencies to resolve their investigations into similar alleged conduct. The municipal derivatives actions have been consolidated and/or coordinated in the United States District Court for the Southern District of New York. The court denied in part and granted in part defendants’ motions to dismiss the purported class and individual actions, permitting certain claims to proceed against the Firm and others under federal and California state antitrust laws and under the California false claims act. Subsequently, a number of additional individual actions asserting substantially similar claims, including claims under New York and West Virginia state antitrust statutes, were filed against JPMorgan Chase, Bear Stearns and numerous other defendants. These cases were also coordinated for pretrial purposes in the United States District Court for the Southern District of New York (the “Municipal Derivatives Actions”). In April 2012, JPMorgan and Bear Stearns reached an agreement to settle the Municipal Derivatives Actions for $45 million. The settlement is subject to court approval.
In addition, civil actions have been commenced against the Firm relating to certain Jefferson County, Alabama (the “County”) warrant underwritings and swap transactions. In November 2009, J.P. Morgan Securities LLC settled with the SEC to resolve its investigation into those transactions. Following that settlement, the County and a putative class of sewer rate payers filed complaints against the Firm and several other defendants in Alabama state court. The suits allege that the Firm made payments to certain third parties in exchange for being chosen to underwrite more than $3 billion in warrants issued by the County and to act as the counterparty for certain swaps executed by the County. The complaints also allege that the Firm concealed these third-party payments and that, but for this concealment, the County would not have entered into the transactions. The Court denied the Firm’s motions to dismiss the complaints in both proceedings. The Firm filed mandamus petitions with the Alabama Supreme Court, seeking immediate appellate review of these decisions. The mandamus petition in the County’s lawsuit was denied in April 2011. In November and December, 2011, the County filed notices of bankruptcy with the trial court in each of the cases and with the Alabama Supreme Court stating that it was a Chapter 9 Debtor in the U.S. Bankruptcy Court for the Northern District of Alabama and providing notice of the automatic stay. Subsequently, the portion of the sewer rate payer action involving claims against the Firm was removed by certain defendants to the United States District Court for the Northern District of Alabama. In its order finding that removal of this action was proper, the District Court referred the action to the District’s Bankruptcy Court, where the action remains pending.
Two insurance companies that guaranteed the payment of principal and interest on warrants issued by the County have filed separate actions against the Firm in New York state court. Their complaints assert that the Firm fraudulently misled them into issuing insurance based upon substantially the same alleged conduct described above and other alleged non-disclosures. One insurer claims that it insured an aggregate principal amount of nearly $1.2 billion and seeks unspecified damages in excess of $400 million as well as unspecified punitive damages. The other insurer claims that it insured an aggregate principal amount of more than $378 million and seeks recovery of $4 million allegedly paid under the policies to date as well as any future payments and unspecified punitive damages. In December 2010, the court denied the Firm’s motions to dismiss each of the complaints. The Firm has filed a cross-claim and a third party claim against the County for indemnity and contribution. The County moved to dismiss, which the court denied in August 2011. In consequence of its November 2011 bankruptcy filing, the County has asserted that these actions are stayed.
Overdraft Fee/Debit Posting Order Litigation. JPMorgan Chase Bank, N.A. has been named as a defendant in several purported class actions relating to its practices in posting debit card transactions to customers’ deposit accounts. Plaintiffs allege that the Firm improperly re-ordered debit card transactions from the highest amount to the lowest amount before processing these transactions in order to generate unwarranted overdraft fees. Plaintiffs contend that the Firm should have processed such transactions in the chronological order they were authorized. Plaintiffs seek the disgorgement of all overdraft fees paid to the Firm by plaintiffs since approximately 2003 as a result of the re-ordering of debit card transactions. The claims against the Firm have been consolidated with numerous complaints against other national banks in multi-District litigation pending in the United States District Court for the Southern District of Florida. The Firm’s motion to compel arbitration of certain plaintiffs’ claims was initially denied by the District Court. On appeal, the United States Court of Appeals for the Eleventh Circuit vacated the District Court’s order and remanded the case for reconsideration in light of a recent ruling by the United States Supreme Court in an unrelated case addressing the enforcement of an arbitration provision in a consumer product agreement. The Firm has reached an agreement in principle to settle this matter in exchange for the Firm paying $110 million and agreeing to change certain overdraft fee practices. The settlement is subject to documentation and court approval.
Petters Bankruptcy and Related Matters. JPMorgan Chase and certain of its affiliates, including One Equity Partners (“OEP”), have been named as defendants in several actions filed in connection with the receivership and bankruptcy proceedings pertaining to Thomas J. Petters and certain affiliated entities (collectively, “Petters”) and the Polaroid Corporation. The principal actions against JPMorgan Chase and its affiliates have been brought by a court-appointed receiver for Petters and the trustees in bankruptcy proceedings for three Petters entities. These actions generally seek to avoid, on fraudulent transfer and preference grounds, certain purported transfers in connection with (i) the 2005 acquisition by Petters of Polaroid, which at the time was majority-owned by OEP; (ii) two credit facilities that JPMorgan Chase and other financial institutions entered into with Polaroid; and (iii) a credit line and investment accounts held by Petters. The actions collectively seek recovery of approximately $450 million. Defendants have moved to dismiss the complaints in the actions filed by the Petters bankruptcy trustees and the parties have agreed to stay the action brought by the Receiver until after the Bankruptcy Court rules on the pending motions.
Securities Lending Litigation. JPMorgan Chase Bank, N.A. has been named as a defendant in four putative class actions asserting ERISA and other claims pending in the United States District Court for the Southern District of New York brought by participants in the Firm’s securities lending business. A fifth lawsuit was filed in New York state court by an individual participant in the program. Three of the purported class actions, which have been consolidated, relate to investments of approximately $500 million in medium-term notes of Sigma Finance Inc. (“Sigma”). In August 2010, the Court certified a plaintiff class consisting of all securities lending participants that held Sigma medium-term notes on September 30, 2008, including those that held the notes by virtue of participation in the investment of cash collateral through a collective fund, as well as those that held the notes by virtue of the investment of cash collateral through individual accounts. The Court granted JPMorgan Chase’s motion for partial summary judgment as to plaintiffs’ duty of loyalty claim, finding that the Firm did not have a conflict of interest when it provided repurchase financing to Sigma while also holding Sigma medium-term notes in securities lending accounts. The parties reached an agreement to settle this action for $150 million. The settlement agreement is subject to court approval. A final approval hearing is scheduled for June 2012.
The fourth putative class action concerns investments of approximately $500 million in Lehman Brothers medium-term notes. The Court granted the Firm’s motion to dismiss all claims in April 2012, without leave to re-plead. The New York state court action, which is not a class action, concerns the plaintiff’s alleged loss of money in both Sigma and Lehman Brothers medium-term notes. The Firm has answered the complaint. Discovery is proceeding.
Washington Mutual Litigations. Subsequent to JPMorgan Chase’s acquisition from the FDIC of substantially all of the assets and certain specified liabilities of Washington Mutual Bank (“Washington Mutual Bank”) in September 2008, Washington Mutual Bank’s parent holding company, Washington Mutual, Inc. (“WMI”) and its wholly-owned subsidiary, WMI Investment Corp. (together, the “Debtors”), both commenced voluntary cases under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Case”). In the Bankruptcy Case, the Debtors asserted rights and interests in certain assets. The assets in dispute included principally the following: (a) approximately $4 billion in trust securities contributed by WMI to Washington Mutual Bank (the “Trust Securities”); (b) the right to tax refunds arising from overpayments attributable to operations of Washington Mutual Bank and its subsidiaries; (c) ownership of and other rights in approximately $4 billion that WMI contends are deposit accounts at Washington Mutual Bank and one of its subsidiaries; and (d) ownership of and rights in various other contracts and other assets (collectively, the “Disputed Assets”).
WMI, JPMorgan Chase and the FDIC were involved in litigations over these and other claims in the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and the United States District Court for the District of Columbia.
In May 2010, WMI, JPMorgan Chase and the FDIC announced a global settlement agreement among themselves and significant creditor groups (the “WaMu Global Settlement”). The WaMu Global Settlement is incorporated into WMI’s Chapter 11 plan (“the Plan”). The WaMu Global Settlement resolved numerous disputes among WMI, JPMorgan Chase, the FDIC in its capacity as receiver for Washington Mutual Bank and the FDIC in its corporate capacity, as well as those of significant creditor groups, including disputes relating to the Disputed Assets. In February 2012 the Bankruptcy Court confirmed the Plan, including the WaMu Global Settlement. The WaMu Global Settlement and Plan became effective in March 2012, resolving the litigation involving the Disputed Assets.
The Bankruptcy Court also dealt with other proceedings related to Washington Mutual’s failure. Among other actions, in July 2010, certain holders of the Trust Securities commenced an adversary proceeding in the Bankruptcy Court against JPMorgan Chase, WMI, and other entities seeking, among other relief, a declaratory judgment that WMI and JPMorgan Chase do not have any right, title or interest in the Trust Securities. In early January 2011, the Bankruptcy Court granted summary judgment to JPMorgan Chase and denied summary judgment to the plaintiffs in the Trust Securities adversary proceeding. The plaintiffs have appealed that decision to the United States District Court for the District of Delaware. The appeal was dismissed in March 2012 upon the effective date of the Plan, pursuant to a stipulated agreement.
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
In addition, JPMorgan Chase was sued in an action originally filed in state court in Texas (the “Texas Action”) by certain holders of WMI common stock and debt of WMI and Washington Mutual Bank who seek unspecified damages alleging that JPMorgan Chase acquired substantially all of the assets of Washington Mutual Bank from the FDIC at a price that was allegedly too low. The Texas Action was transferred to the United States District Court for the District of Columbia, which ultimately granted JPMorgan Chase’s and the FDIC’s motions to dismiss the complaint, but the United States Court of Appeals for the District of Columbia Circuit reversed the trial court’s dismissal and remanded the case for further proceedings. Plaintiffs, who sue now only as holders of Washington Mutual Bank debt following their voluntary dismissal of claims brought as holders of WMI common stock and debt, have filed an amended complaint alleging that JPMorgan Chase caused the closure of Washington Mutual Bank and damaged them by causing their bonds issued by Washington Mutual Bank, which had a total face value of $38 million, to lose substantially all of their value. JPMorgan Chase and the FDIC have again moved to dismiss this action.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. The Firm accrues for potential liability arising from such proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downwards, as appropriate, based on management’s best judgment after consultation with counsel. During the three months ended March 31, 2012 and 2011, the Firm incurred $2.7 billion and $1.1 billion, respectively, of litigation expense. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 24 – Business segments
The Firm is managed on a line of business basis. There are six major reportable business segments – Investment Bank, Retail Financial Services, Card Services & Auto, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on page 14 of this Form 10-Q, and pages 76–78 and Note 33 on pages 300–303 of JPMorgan Chase’s 2011 Annual Report.

Segment results
The following tables provide a summary of the Firm’s segment results for the three months ended March 31, 2012 and 2011, on a managed basis. Total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a fully taxable-equivalent (“FTE”) basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit).
Effective January 1, 2012, the Firm revised the capital allocated to certain businesses, reflecting additional refinement of each segment’s Basel III Tier 1 common capital requirements and balance sheet trends.

Segment results and reconciliation (a)
As of or for the three months ended March 31, (in millions, except ratios)	Investment Bank		Retail Financial Services		Card Services & Auto		Commercial Banking
	2012	2011	2012	2011	2012	2011	2012	2011
Noninterest revenue	$5,418	$6,176	$3,724	$1,380	$1,251	$1,047	$557	$502
Net interest income	1,903	2,057	3,925	4,086	3,463	3,744	1,100	1,014
Total net revenue	7,321	8,233	7,649	5,466	4,714	4,791	1,657	1,516
Provision for credit losses	(5)	(429)	(96)	1,199	738	353	77	47
Credit allocation income/(expense)(b)	—	—	—	—	—	—	—	—
Noninterest expense	4,738	5,016	5,009	4,900	2,029	1,917	598	563
Income/(loss) before income tax expense/(benefit)	2,588	3,646	2,736	(633)	1,947	2,521	982	906
Income tax expense/(benefit)	906	1,276	983	(234)	764	987	391	360
Net income/(loss)	$1,682	$2,370	$1,753	$(399)	$1,183	$1,534	$591	$546
Average common equity	$40,000	$40,000	$26,500	$25,000	$16,500	$16,000	$9,500	$8,000
Total assets	812,959	853,452	269,442	289,336	199,579	201,179	161,741	140,706
Return on average common equity	17%	24%	27%	(6)%	29%	39%	25%	28%
Overhead ratio	65	61	65	90	43	40	36	37

As of or for the three months ended March 31, (in millions, except ratios)	Treasury & Securities Services		Asset Management		Corporate/Private Equity		Reconciling Items(c)		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Noninterest revenue	$1,067	$1,137	$1,887	$2,020	$1,673	$1,478	$(531)	$(424)	$15,046	$13,316
Net interest income	947	703	483	386	16	34	(171)	(119)	11,666	11,905
Total net revenue	2,014	1,840	2,370	2,406	1,689	1,512	(702)	(543)	26,712	25,221
Provision for credit losses	2	4	19	5	(9)	(10)	—	—	726	1,169
Credit allocation income/(expense)(b)	3	27	—	—	—	—	(3)	(27)	—	—
Noninterest expense(c)	1,473	1,377	1,729	1,660	2,769	562	—	—	18,345	15,995
Income/(loss) before income tax expense/(benefit)	542	486	622	741	(1,071)	960	(705)	(570)	7,641	8,057
Income tax expense/(benefit)	191	170	236	275	(508)	238	(705)	(570)	2,258	2,502
Net income/(loss)	$351	$316	$386	$466	$(563)	$722	$—	$—	$5,383	$5,555
Average common equity	$7,500	$7,000	$7,000	$6,500	$70,711	$66,915	$—	$—	$177,711	$169,415
Total assets	66,732	50,614	96,385	71,521	713,492	591,353	NA	NA	2,320,330	2,198,161
Return on average common equity	19%	18%	22%	29%	NM	NM	NM	NM	12%	13%
Overhead ratio	73	75	73	69	NM	NM	NM	NM	69	63

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

(b)
IB manages traditional credit exposures related to the Global Corporate Bank (“GCB”) on behalf of IB and TSS, and IB and TSS share the economics related to the Firm’s GCB clients. Included within this allocation are net revenue, provision for credit losses and expenses. IB recognizes this credit allocation as a component of all other income.

(c)
Segment managed results reflect revenue on a FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. FTE adjustments for the three months ended March 31, 2012 and 2011, were as follows.

Three months ended March 31, (in millions)	2012	2011
Noninterest revenue	$534	$451
Net interest income	171	119
Income tax expense	705	570

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
JPMorgan Chase & Co.:
We have reviewed the consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of March 31, 2012, and the related consolidated statements of income, of comprehensive income, of cash flows and of changes in stockholders’ equity for the three-month periods ended March 31, 2012 and March 31, 2011, included in the Firm’s Quarterly Report on Form 10-Q for the period ended March 31, 2012. These interim financial statements are the responsibility of the Firm’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein), and in our report dated February 29, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

May 10, 2012

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended March 31, 2012				Three months ended March 31, 2011
	Average balance	Interest	Rate (annualized)		Average balance	Interest	Rate (annualized)
Assets
Deposits with banks	$110,817	$152	0.55%		$37,155	$101	1.11%
Federal funds sold and securities purchased under resale agreements	230,444	651	1.14		202,481	543	1.09
Securities borrowed	133,080	37	0.11		114,589	47	0.17
Trading assets – debt instruments	228,397	2,441	4.30		275,512	2,925	4.31
Securities	369,273	2,382	2.60	(c)	318,936	2,271	2.89	(c)
Loans	715,553	9,139	5.14		688,133	9,531	5.62
Other assets(a)	33,949	70	0.83		49,887	148	1.20
Total interest-earning assets	1,821,513	14,872	3.28		1,686,693	15,566	3.74
Allowance for loan losses	(27,574)				(31,802)
Cash and due from banks	45,483				29,334
Trading assets – equity instruments	126,938				141,951
Trading assets – derivative receivables	90,446				85,437
Goodwill	48,218				48,846
Other intangible assets:
Mortgage servicing rights	7,231				14,024
Purchased credit card relationships	568				858
Other intangibles	2,569				3,070
Other assets	143,484				126,041
Total assets	$2,258,876				$2,104,452
Liabilities
Interest-bearing deposits	$759,084	$722	0.38%		$700,921	$922	0.53%
Federal funds purchased and securities loaned or sold under repurchase agreements	233,415	88	0.15		278,250	117	0.17
Commercial paper	48,359	19	0.15		36,838	19	0.21
Trading liabilities – debt, short-term and other liabilities(b)	199,588	302	0.61		193,814	682	1.43
Beneficial interests issued by consolidated VIEs	65,360	182	1.12		72,932	214	1.19
Long-term debt	255,246	1,722	2.71		269,156	1,588	2.39
Total interest-bearing liabilities	1,561,052	3,035	0.78		1,551,911	3,542	0.93
Noninterest-bearing deposits	339,398				229,461
Trading liabilities – equity instruments	14,060				7,872
Trading liabilities – derivative payables	76,069				71,288
All other liabilities, including the allowance for lending-related commitments	82,786				66,705
Total liabilities	2,073,365				1,927,237
Stockholders’ equity
Preferred stock	7,800				7,800
Common stockholders’ equity	177,711				169,415
Total stockholders’ equity	185,511				177,215
Total liabilities and stockholders’ equity	$2,258,876				$2,104,452
Interest rate spread			2.50%				2.81%
Net interest income and net yield on interest-earning assets		$11,837	2.61%			$12,024	2.89%

(a)	Includes margin loans.

(b)	Includes brokerage customer payables.

(c)	For the three months ended March 31, 2012 and 2011, the annualized rates for AFS securities, based on amortized cost, were 2.65% and 2.92%, respectively.

GLOSSARY OF TERMS
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
Credit derivatives: Financial instruments whose value is derived from the credit risk associated with the debt of a third party issuer (the reference entity) which allow one party (the protection purchaser) to transfer that risk to another party (the protection seller). Upon the occurrence of a credit event, which may include, among other events, the bankruptcy or failure to pay by, or certain restructurings of the debt of, the reference entity, neither party has recourse to the reference entity. The protection purchaser has recourse to the protection seller for the difference between the face value of the CDS contract and the fair value of the reference obligation at the time of settling the credit derivative contract. The determination as to whether a credit event has occurred is generally made by the relevant ISDA Determination Committee, comprised of 10 sell-side and five buy-side ISDA member firms.
Credit cycle: A period of time over which credit quality improves, deteriorates and then improves again. The duration of a credit cycle can vary from a couple of years to several years.

CUSIP number: A CUSIP (i.e., Committee on Uniform Securities Identification Procedures) number identifies most securities, including: stocks of all registered U.S. and Canadian companies, and U.S. government and municipal bonds. The CUSIP system – owned by the American Bankers Association and operated by Standard & Poor’s – facilitates the clearing and settlement process of securities. The number consists of nine characters (including letters and numbers) that uniquely identify a company or issuer and the type of security. A similar system is used to identify non-U.S. securities (CUSIP International Numbering System).
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
G7 government bonds: Bonds issued by the government of one of countries in the “Group of Seven” (“G7”) nations. Countries in the G7 are Canada, France, Germany, Italy, Japan, the United Kingdom and the United States.
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
Current estimated LTV ratio
An estimate of the LTV as of a certain date. The current estimated LTV ratios are calculated using estimated collateral values derived from a nationally recognized home price index measured at the metropolitan statistical area (“MSA”) level. These MSA-level home price indices comprise actual data to the extent available and forecasted data where actual data is not available. As a result, the estimated collateral values used to calculate these ratios do not represent actual appraised loan-level collateral values; as such, the resulting LTV ratios are necessarily imprecise and should therefore be viewed as estimates.
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
Mark-to-market (“MTM”) exposure: A measure, at a point in time, of the value of a derivative or foreign exchange contract in the open market. When the MTM value is positive, it indicates the counterparty owes JPMorgan Chase and, therefore, creates credit risk for the Firm. When the MTM value is negative, JPMorgan Chase owes the counterparty; in this situation, the Firm has liquidity risk.
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
Participating securities: Represents unvested stock-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, "dividends"), which are included in the earnings per share calculation using the two-class method. JPMorgan Chase grants restricted stock and RSUs to certain employees under its stock-based compensation programs, which entitle the recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends.
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
Purchased credit-impaired (“PCI”) loans: Represents loans that were acquired in the Washington Mutual transaction and deemed to be credit-impaired on the acquisition date in accordance with FASB guidance. The guidance allows purchasers to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics (e.g., product type, LTV ratios, FICO scores, past due status, geographic location). A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.
Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of the individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.
Charge-offs are not recorded on PCI loans until actual losses exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. PCI loans as well as the related charge-offs and allowance for loan losses are excluded in the calculation of certain net charge-off rates and allowance coverage ratios. To date, no charge-offs have been recorded for these loans.
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
Risk-weighted assets (“RWA”): Risk-weighted assets consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments, and foreign exchange and commodity derivatives. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.
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
Taxable-equivalent basis: For managed results, total net revenue for each of the business segments and the Firm is presented on a tax-equivalent basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense.

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
Washington Mutual transaction: On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank (“Washington Mutual Bank”) from the FDIC. For additional information, see Glossary of Terms on page 311 of JPMorgan Chase’s 2011 Annual Report.

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
Client advisors – Investment product specialists, including Private Client Advisors, Financial Advisors, Financial Advisor Associates, Senior Financial Advisors, Independent Financial Advisors and Financial Advisor Associate trainees, who advise clients on investment options, including annuities, mutual funds, stock trading services, etc., sold by the Firm or by third party vendors through retail branches, Chase Private Client branches and other channels.
Personal bankers – Retail branch office personnel who acquire, retain and expand new and existing customer relationships by assessing customer needs and recommending and selling appropriate banking products and services.
Sales specialists – Retail branch office and field personnel, including Business Bankers, Relationship Managers and Loan Officers, who specialize in marketing and sales of various business banking products (i.e., business loans, letters of credit, deposit accounts, Chase Paymentech, etc.) and mortgage products to existing and new clients.
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
– All gross income earned from servicing third-party mortgage loans including stated service fees, excess service fees and other ancillary fees; and
– Modeled MSR asset amortization (or time decay).

(b)	Risk management comprises:
– Changes in MSR asset fair value due to market-based inputs such as interest rates, as well as updates to assumptions used in the MSR valuation model; and
– Derivative valuation adjustments and other, which represents changes in the fair value of derivative instruments used to offset the impact of changes in interest rates to the MSR valuation model.
Mortgage origination channels comprise the following:
Retail – Borrowers who buy or refinance a home through direct contact with a mortgage banker employed by the Firm using a branch office, the Internet or by phone. Borrowers are frequently referred to a mortgage banker by a banker in a Chase branch, real estate brokers, home builders or other third parties.
Wholesale – Third-party mortgage brokers refer loan application packages to the Firm. The Firm then underwrites and funds the loan. Brokers are independent loan originators that specialize in counseling applicants on available home financing options, but do not provide funding for loans. Chase materially eliminated broker-originated loans in 2008, with the exception of a small number of loans guaranteed by the U.S. Department of Agriculture under its Section 502 Guaranteed Loan program that serves low-and-moderate income families in small rural communities.
Correspondent – Banks, thrifts, other mortgage banks and other financial institutions that sell closed loans to the Firm.
Correspondent negotiated transactions (“CNTs”) – Mid- to large-sized mortgage lenders, banks and bank-owned mortgage companies sell servicing to the Firm on an as-originated basis (excluding sales of bulk servicing transactions). These transactions supplement traditional production channels and provide growth opportunities in the servicing portfolio in periods of stable and rising interest rates.

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
Other primarily includes lending and investment activity within the Community Development Banking and Chase Capital businesses.
CB revenue:
Lending includes a variety of financing alternatives, which are primarily provided on a basis secured by receivables, inventory, equipment, real estate or other assets. Products include term loans, revolving lines of credit, bridge financing, asset-based structures, leases, commercial card products and standby letters of credit.
Treasury services includes revenue from a broad range of products and services (as defined by Transaction Services and Trade Finance descriptions within TSS line of business metrics) that enable CB clients to manage payments and receipts as well as invest and manage funds.

Investment banking includes revenue from a range of products providing CB clients with sophisticated capital-raising alternatives, as well as balance sheet and risk management tools through advisory, equity underwriting, and loan syndications. Revenue from Fixed income and Equity markets products (as defined by Investment Banking Line of Business Metrics) available to CB clients is also included.
Other product revenue primarily includes tax-equivalent adjustments generated from Community Development Banking activity and certain income derived from principal transactions.
Description of selected business metrics within CB:
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
Description of selected products and services within TSS:
Investor Services includes primarily custody, fund accounting and administration, and securities lending products sold principally to asset managers, insurance companies and public and private investment funds.
Clearance, Collateral Management & Depositary Receipts primarily includes broker-dealer clearing and custody services, including tri-party repo transactions, collateral management products, and depositary bank services for American and global depositary receipt programs.
Transaction Services includes a broad range of products and services that enable clients to manage payments and receipts, as well as invest and manage funds. Products include U.S. dollar and multi-currency clearing, ACH, lockbox, disbursement and reconciliation services, check deposits, and currency related services.

Trade Finance enables the management of cross-border trade for bank and corporate clients. Products include loans directly tied to goods crossing borders, export/import loans, commercial letters of credit, standby letters of credit, and supply chain finance.
Pre-provision profit ratio represents total net revenue less total noninterest expense divided by total net revenue. This reflects the operating performance before the impact of credit, and is another measure of performance for TSS against the performance of competitors.
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

AM’s client segments comprise the following:
Institutional includes comprehensive global investment services – including asset management, pension analytics, asset/liability management and active risk budgeting strategies – to corporate and public institutions, endowments, foundations, not-for-profit organizations and governments worldwide.
Retail includes worldwide investment management services and retirement planning and administration through third-parties and direct distribution of a full range of investment vehicles.
Private Banking includes investment advice and wealth management services to high- and ultra-high-net-worth individuals, families, money managers, business owners and small corporations worldwide, including investment management, capital markets and risk management, tax and estate planning, banking, capital raising and specialty-wealth advisory services.

Item 3    Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the Management’s discussion and analysis on pages 73–76 of this Form 10-Q.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies – or even material weaknesses – in internal controls in the future. For further information, see Management’s report on internal control over financial reporting on page 176 of JPMorgan Chase’s 2011 Annual Report. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II Other Information

Item 1    Legal Proceedings
For information that updates the disclosures set forth under Part 1, Item 3: Legal Proceedings, in the Firm’s 2011 Annual Report on Form 10-K, see the discussion of the Firm’s material litigation in Note 23 on pages 154–163 of this Form 10-Q.
Item 1A    Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors on pages 7–17 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2011; and Forward-Looking Statements on page 84 of this Form 10-Q.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2012, shares of common stock of JPMorgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, as follows: (i) on January 20, 2012, 9,413 shares were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors; and (ii) on January 25, 2012, 18,017 shares were issued to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan.
Repurchases under the common equity repurchase program
On March 13, 2012, the Board of Directors authorized a new $15.0 billion common equity (i.e., common stock and warrants) repurchase program, of which up to $12.0 billion is approved for repurchase in 2012 and up to an additional $3.0 billion is approved through the end of the first quarter of 2013. The new program supersedes a $15.0 billion repurchase program approved on March 18, 2011. During the three months ended March 31, 2012, the Firm repurchased (on a trade-date basis) an aggregate of 4 million shares of common stock for $190 million, at an average price per share of $45.45. The Firm did not repurchase any of the warrants during the three months ended March 31, 2012. As of March 31, 2012, $14.9 billion of authorized repurchase capacity remained under the new program, of which $11.9 billion approved capacity remains for use during 2012. For the four months ended April 30, 2012, the Firm repurchased (on a trade-date basis) an aggregate of 42 million shares of common stock and warrants, for $1.3 billion.
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common equity — for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information.
The authorization to repurchase common equity will be utilized at management’s discretion, and the timing of purchases and the exact amount of common equity that may be repurchased is subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time. For a discussion of restrictions on equity repurchases, see Note 22 on page 276 of JPMorgan Chase’s 2011 Annual Report.

Shares repurchased pursuant to the common equity repurchase program during the three months ended March 31, 2012, were as follows.

	Common stock		Warrants
Three months ended March 31, 2012	Total shares of common stock repurchased	Average price paid per share of common stock(c)	Total warrants repurchased	Average price paid per warrant(c)	Aggregate repurchases of common equity (in millions)(c)	Dollar value of remaining authorized repurchase (in millions)(d)
January
Repurchases under the prior $15.0 billion program(a)	2,604,500	$33.10	—	$—	$86	$6,050
February	—	—	—	—	—	6,050	(e)
March
Repurchases under the new $15.0 billion program(b)	2,867,870	45.29	—	—	130	14,870
First quarter(a)(b)	5,472,370	$39.49	—	$—	$216	$14,870	(f)

(a)	Includes $86 million of repurchases in December 2011, which settled in early January 2012.

(b)	Excludes $60 million of repurchases in March 2012, which settled in early April 2012.

(c)	Excludes commissions cost.

(d)	The amount authorized by the Board of Directors excludes commissions cost.

(e)	The unused portion of the prior $15.0 billion program was canceled when the new $15.0 billion program was authorized.

(f)	Dollar value remaining under the new $15.0 billion program.

Repurchases under the stock-based incentive plans
Participants in the Firm’s stock-based incentive plans may have shares of common stock withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s repurchase program. Shares repurchased pursuant to these plans during the three months ended March 31, 2012, were as follows.

Three months ended March 31, 2012	Total shares of common stock repurchased	Average price paid per share of common stock
January	—	$—
February	—	—
March	406	45.81
First quarter	406	$45.81

Item 3    Defaults Upon Senior Securities
None.
Item 4    Mine Safety Disclosure
Not applicable.

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

(b)
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three months ended March 31, 2012 and 2011, (ii) the Consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2012 and 2011, (iii) the Consolidated balance sheets (unaudited) as of March 31, 2012, and December 31, 2011, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three months ended March 31, 2012 and 2011, (v) the Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements (unaudited).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

Date:	May 10, 2012

	By	/s/ Shannon S. Warren
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