Form 10-Q/A
period 2012-03-31
JPMORGAN CHASE & CO
filed 2012-08-09
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
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

EXPLANATORY NOTE

JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) is filing this Amendment to its previously filed Quarterly Report on Form 10-Q for the first quarter ended March 31, 2012 (the “First Quarter Report”) to: (1) restate its unaudited interim financial statements as of and for the first quarter ended March 31, 2012, (2) reflect related matters involving the Firm's disclosure controls and procedures, and (3) revise certain of its regulatory capital ratios, all of which were included in the First Quarter Report. The restatement and the other aforementioned matters are described in the Subsequent Events section of this Form 10-Q/A, beginning on page 9. The information in the First Quarter Report is amended to read in its entirety as set forth in this Amendment. Except to reflect the restatement of the interim financial statements, the related disclosure controls and procedures matters and the regulatory capital ratios, the information in the First Quarter Report and this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since May 10, 2012, the date the First Quarter Report was filed. Accordingly, except solely with regard to the restatement, the related disclosure controls and procedures matters and the regulatory capital ratios, all information in the First Quarter Report and this Amendment speaks only as of May 10, 2012. References made in this Amendment to "this Form 10-Q" mean this Amendment on Form 10-Q/A unless the context requires otherwise.

For more information about the restatement, the related disclosure controls and procedures matters and the regulatory capital ratios, please see JPMorgan Chase's Current Report on Form 8-K (Items 2.02 and 4.02(a)) filed on July 13, 2012. For information about the Firm's results of operations and other developments during the second quarter of 2012, as well as management's 2012 Business Outlook as of the date hereof, please see the Firm's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 9, 2012.

1A

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights

(unaudited) (in millions, except per share, headcount and ratio data)
	1Q12
As of or for the period ended,	(Restated)	4Q11	3Q11	2Q11	1Q11
Selected income statement data
Total net revenue	$26,052	$21,471	$23,763	$26,779	$25,221
Total noninterest expense	18,345	14,540	15,534	16,842	15,995
Pre-provision profit(a)	7,707	6,931	8,229	9,937	9,226
Provision for credit losses	726	2,184	2,411	1,810	1,169
Income before income tax expense	6,981	4,747	5,818	8,127	8,057
Income tax expense	2,057	1,019	1,556	2,696	2,502
Net income	$4,924	$3,728	$4,262	$5,431	$5,555
Per common share data
Net income per share: Basic	$1.20	$0.90	$1.02	$1.28	$1.29
Diluted	1.19	0.90	1.02	1.27	1.28
Cash dividends declared per share(b)	0.30	0.25	0.25	0.25	0.25
Book value per share	47.48	46.59	45.93	44.77	43.34
Tangible book value per share(c)	34.79	33.69	33.05	32.01	30.77
Common shares outstanding
Average: Basic	3,818.8	3,801.9	3,859.6	3,958.4	3,981.6
Diluted	3,833.4	3,811.7	3,872.2	3,983.2	4,014.1
Common shares at period-end	3,822.0	3,772.7	3,798.9	3,910.2	3,986.6
Share price(d)
High	$46.49	$37.54	$42.55	$47.80	$48.36
Low	34.01	27.85	28.53	39.24	42.65
Close	45.98	33.25	30.12	40.94	46.10
Market capitalization	175,737	125,442	114,422	160,083	183,783
Selected ratios
Return on common equity (“ROE”)	11%	8%	9%	12%	13%
Return on tangible common equity (“ROTCE”)(c)	15	11	13	17	18
Return on assets (“ROA”)	0.88	0.65	0.76	0.99	1.07
Return on risk-weighted assets(e)	1.57	1.21	1.40	1.82	1.90
Overhead ratio	70	68	65	63	63
Deposits-to-loans ratio	157	156	157	152	145
Tier 1 capital ratio	11.9	12.3	12.1	12.4	12.3
Total capital ratio	14.9	15.4	15.3	15.7	15.6
Tier 1 leverage ratio	7.1	6.8	6.8	7.0	7.2
Tier 1 common capital ratio(f)	9.8	10.1	9.9	10.1	10.0
Selected balance sheet data (period-end)
Trading assets	$455,633	$443,963	$461,531	$458,722	$501,148
Securities	381,742	364,793	339,349	324,741	334,800
Loans	720,967	723,720	696,853	689,736	685,996
Total assets	2,320,164	2,265,792	2,289,240	2,246,764	2,198,161
Deposits	1,128,512	1,127,806	1,092,708	1,048,685	995,829
Long-term debt	255,831	256,775	273,688	279,228	269,616
Common stockholders’ equity	181,469	175,773	174,487	175,079	172,798
Total stockholders’ equity	189,269	183,573	182,287	182,879	180,598
Headcount	261,453	260,157	256,663	250,095	242,929
Credit quality metrics
Allowance for credit losses	$26,621	$28,282	$29,036	$29,146	$30,438
Allowance for loan losses to total retained loans	3.63%	3.84%	4.09%	4.16%	4.40%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(g)	3.11	3.35	3.74	3.83	4.10
Nonperforming assets(h)	$11,953	$11,315	$12,468	$13,435	$15,149
Net charge-offs	2,387	2,907	2,507	3,103	3,720
Net charge-off rate	1.35%	1.64%	1.44%	1.83%	2.22%

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
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm has $2.3 trillion in assets and $189.3 billion in stockholders’ equity as of March 31, 2012. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing, asset management and private equity. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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

Financial performance of JPMorgan Chase
	Three months ended March 31,
(in millions, except per share data and ratios)	2012	2011	Change
Selected income statement data
Total net revenue	$26,052	$25,221	3%
Total noninterest expense	18,345	15,995	15
Pre-provision profit	7,707	9,226	(16)
Provision for credit losses	726	1,169	(38)
Net income	4,924	5,555	(11)
Diluted earnings per share	1.19	1.28	(7)
Return on common equity	11%	13%
Capital ratios
Tier 1 capital	11.9	12.3
Tier 1 common	9.8	10.0

Business overview
JPMorgan Chase reported first-quarter 2012 net income of $4.9 billion, or $1.19 per share, on net revenue of $26.1 billion. Net income declined by $631 million, or 11%, compared with net income of $5.6 billion, or $1.28 per share, in the first quarter of 2011. ROE for the quarter was 11%, compared with 13% for the prior-year quarter. Results in the first quarter of 2012 included the following significant items: $1.8 billion pretax benefit ($0.28 per share after-tax increase in earnings) from the reduction in the allowance for loan losses, related to mortgage and credit card loans; $1.1 billion pretax benefit ($0.17 per share after-tax increase in earnings) from the Washington Mutual bankruptcy settlement, in Corporate; $2.5 billion pretax expense ($0.39 per share after-tax reduction in earnings) for additional litigation reserves, predominantly for mortgage-related matters, in Corporate; and $0.9 billion pretax loss ($0.14 per share after-tax reduction in earnings) from debit valuation adjustments (“DVA”) in the Investment Bank, resulting from tightening of the Firm’s credit spreads.
The decrease in net income from the first quarter of 2011 was driven by higher noninterest expense, largely offset by higher net revenue. The increase in net revenue was driven by higher mortgage fees and related income and a $1.1 billion benefit from the Washington Mutual bankruptcy settlement, partially offset by lower principal transactions revenue, driven by losses on the Firm's Chief Investment Office ("CIO") synthetic credit portfolio and a $907 million loss from DVA. The increase in noninterest expense was predominantly driven by higher compensation and noncompensation expense, including $2.5 billion of additional litigation reserves, predominantly for mortgage-related matters.
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
JPMorgan Chase continued to strengthen its balance sheet, ending the first quarter with Basel I Tier 1 common capital of $128 billion, or 9.8%, compared with $123 billion, or 10.1% at year-end 2011. The Firm estimated that its Basel III Tier 1 common ratio was approximately 8.1% at March 31, 2012. (The Basel I and III Tier 1 common ratios are non-GAAP financial measures, which the Firm uses along with the other capital measures, to assess and monitor its capital position.) For further discussion of the Tier 1 common capital ratios, see Regulatory capital on pages 42–45 of this Form 10-Q. During the first quarter of 2012, the Board of Directors of JPMorgan Chase increased the Firm’s quarterly common stock dividend to $0.30 per share, an increase of $0.05 per share. The Board of Directors also authorized a new $15 billion common equity repurchase program, of which up to $12 billion of repurchases is approved for 2012 and up to $3 billion is approved for the first quarter of 2013.
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
Corporate/Private Equity reported a net loss in the first quarter of 2012 compared with net income in the first quarter of 2011. Net income and revenue in Private Equity declined, driven by lower private equity gains due to the absence of prior-year valuation gains on private investments. Corporate reported a net loss, driven by higher litigation reserves, predominantly for mortgage-related matters; lower principal transactions revenue, driven by losses on CIO's synthetic credit portfolio; partially offset by a $1.1 billion benefit from the Washington Mutual bankruptcy settlement.
2012 Business outlook
EXPANATORY NOTE: The information below speaks only as of May 10, 2012, and has not been updated. For updated information regarding the Firm's Chief Investment Office, please refer to the Subsequent Events section of this Form

10-Q/A beginning on page 9, to the Firm's Current Reports on Form 8-K each dated July 13, 2012, and to the Firm's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 9, 2012.
The following forward-looking statements are based on the beliefs and expectations of JPMorgan Chase’s management as of May 10, 2012, and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 84 and Risk Factors on page 175 of this Form 10-Q.
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
Subsequent Events
On July 13, 2012, the Firm reported that it had reached a determination to restate its previously-filed interim finan-cial statements for the quarterly period ended March 31, 2012. The restatement has the effect of reducing the Firm’s reported net income for the three months ended March 31, 2012 by $459 million. The restatement relates to valua-tions of certain positions in the synthetic credit portfolio of the Firm’s Chief Investment Office. The Firm reached the determination to restate on July 12, 2012, following management review of the matter with the Audit Committee of the Firm’s Board of Directors on the same day.
The restatement results from information that came to the Firm’s attention in the days preceding July 12, 2012, as a result of management’s internal review of activities related to CIO’s synthetic credit portfolio. Under Firm policy, the positions in the portfolio are to be marked at fair value, based on the traders’ reasonable judgment as to the prices at which transactions could occur. As an independent check on those marks, the CIO’s Valuation Control Group (“VCG”), a finance function within CIO, verifies that the trader marks are within pre-established price testing thresholds around external “mid-market” benchmarks and, if not, adjusts trader marks outside the relevant threshold. The thresholds consider market bid/offer spreads and are intended to establish a range of reasonable fair value estimates for each relevant position. At March 31, 2012, the trader marks, subject to the VCG verification process, formed the basis for preparing the Firm’s reported first quarter results.
Specifically, information that came to management’s attention raised questions about the integrity of the trader marks, and suggested that certain individuals may have been seeking to avoid showing the full amount of the losses being incurred in the portfolio for the three months ended March 31, 2012. As a result, the Firm was no longer confident that the trader marks used to prepare the Firm’s reported first quarter results (although within the established thresholds) reflected good faith estimates of fair value at March 31, 2012. The Firm consequently concluded that the Firm’s previously-filed interim financial statements for the quarterly period ended March 31, 2012 should no longer be relied upon. This Amendment to the First Quarter Report includes restated financial statements reflecting adjusted valuations of the positions in the synthetic credit portfolio held by CIO as of March 31, 2012, based on external “mid-market” benchmarks, adjusted for liquidity considerations. While there is a range of acceptable values for such positions, the Firm believes this approach represents an objective valuation and is reasonable under the circumstances. The financial information in this Amendment reflects the adjusted valuations, where applicable.
The valuation errors had an immaterial effect on the Firm’s Consolidated balance sheet. CIO’s Value at Risk model used, as inputs, marks independent of the CIO for a majority of the positions in the synthetic credit portfolio and daily CIO trader marks related to a limited number of positions in the portfolio. The Firm believes that if CIO’s VaR were re-calculated for the three months ended March 31, 2012, the re-computed CIO VaR numbers would not be materially different from those reported in the Firm’s First Quarter Report and such CIO VaR numbers have not been changed in this Amendment. For the same reason, the Firm believes the valuation irregularities had an immaterial impact on the Firm’s risk-weighted assets.
Management also determined that a material weakness existed in the Firm’s internal control over financial reporting as of March 31, 2012. During the first quarter of

2012, the size and characteristics of the synthetic credit portfolio changed significantly. These changes had a negative impact on the effectiveness of CIO’s internal controls over valuation of the synthetic credit portfolio. Management has taken steps to remediate the internal control deficiency, including enhancing management supervision of valuation matters. The control deficiency was substantially remediated by June 30, 2012, although the remedial processes remain subject to testing. For information concerning the remedial changes in, and related testing of, the Firm’s internal control over financial reporting, see Part I, Item 4: Controls and Procedures on page 175 of this Amendment.
Management discussed the matters described above with its Board of Directors, and with the special committee of the Board of Directors that is reviewing management’s internal review of CIO activities.
Management’s internal review of the CIO-related matters is ongoing. If the Firm obtains additional information material to its periodic financial reports, it will make appropriate disclosure.
The reported trading losses have resulted in litigation against the Firm, as well as heightened regulatory scrutiny, and may lead to additional regulatory or legal proceedings. Such regulatory and legal proceedings may expose the Firm to fines, penalties, judgments or losses, harm the Firm’s reputation or otherwise cause a decline in investor confidence. See Part II, Item 1A, Risk Factors, on page 175 of this Amendment.
Revised regulatory capital ratios. On August 8, 2012, the Firm was informed by the Office of the Comptroller of the Currency ("OCC") and the Federal Reserve Bank of New York that they had determined that the Firm and JPMorgan Chase Bank, N.A. should amend their respective Basel I risk weighted assets (“RWA”) at March 31, 2012. The determination relates to an adjustment to the Firm's regulatory capital ratios to reflect regulatory guidance regarding a limited number of  market risk models used for certain positions held by the Firm during the first quarter, including the CIO synthetic credit portfolio. The Firm believes that, as a result of portfolio management actions and enhancements it will be making to certain of its market risk models, these adjustments will be significantly reduced by the end of 2012.
As a result of the banking regulators' determination, the Firm's consolidated Basel I Tier 1 common ratio, Basel I Tier 1 capital ratio and Basel I total capital ratio have been revised to 9.8%, 11.9%, and 14.9% respectively, at March 31, 2012, compared to 10.3% , 12.6%,  and 15.6% at such date. In addition, JPMorgan Chase Bank, N.A.'s Basel I Tier 1 capital ratio and Basel I total capital ratio have been revised to 9.0% and 12.4% respectively, at March 31, 2012. (The Basel I Tier 1 common ratio is a non-GAAP financial measure which the Firm uses along with other capital measures to assess and monitor its capital position.) For additional information see Regulatory capital on page 42 of this Form 10-Q and Note 20 on page 149.

9A

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2012 (Restated) and 2011. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 80–82 of this Form 10-Q and pages 168–172 of JPMorgan Chase’s 2011 Annual Report.

Revenue
	Three months ended March 31,
(in millions)	2012	2011	Change
Investment banking fees	$1,381	$1,793	(23)%
Principal transactions	2,722	4,745	(43)
Lending- and deposit-related fees	1,517	1,546	(2)
Asset management, administration and commissions	3,392	3,606	(6)
Securities gains	536	102	425
Mortgage fees and related income	2,010	(487)	NM
Credit card income	1,316	1,437	(8)
Other income	1,512	574	163
Noninterest revenue	14,386	13,316	8
Net interest income	11,666	11,905	(2)
Total net revenue	$26,052	$25,221	3%
Total net revenue for the first quarter of 2012 was $26.1 billion, an increase of $831 million, or 3%, from the prior-year quarter. Results were driven by higher mortgage fees and related income in RFS and a $1.1 billion benefit from the Washington Mutual bankruptcy settlement. The increase was partially offset by lower principal transactions revenue in Corporate/Private Equity and IB.
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
Principal transactions revenue decreased compared with the first quarter of 2011, driven by $1.4 billion of losses on CIO's synthetic credit portfolio, lower market-making revenue in IB, and lower private equity gains. Principal transactions revenue included a $907 million loss from DVA on certain structured notes and derivative liabilities resulting from the tightening of the Firm's credit spreads. Excluding the losses on CIO's synthetic credit portfolio and DVA, principal transactions revenue was up slightly, with continued solid client revenue, and particularly strong results in rates-related and equity products. Lower private equity gains were primarily due to the absence of prior-year valuation gains on private investments. For additional information on principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 15–17 and 33–34, respectively, and Note 6 on page 110 of this Form 10-Q.
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
in RFS.

Income tax expense
(in millions, except rate)	Three months ended March 31,
	2012	2011
Income before income tax expense	$6,981	$8,057
Income tax expense	2,057	2,502
Effective tax rate	29.5%	31.1%
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended March 31,
	2012			2011
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,512	$534	$2,046	$574	$451	$1,025
Total noninterest revenue	14,386	534	14,920	13,316	451	13,767
Net interest income	11,666	171	11,837	11,905	119	12,024
Total net revenue	26,052	705	26,757	25,221	570	25,791
Pre-provision profit	7,707	705	8,412	9,226	570	9,796
Income before income tax expense	6,981	705	7,686	8,057	570	8,627
Income tax expense	$2,057	$705	$2,762	$2,502	$570	$3,072
Overhead ratio	70%	NM	69%	63%	NM	62%

(a)	Predominantly recognized in IB and CB business segments and Corporate/Private Equity.

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

Segment Results – Managed Basis

The following table summarizes the business segment results for the periods indicated.

Three months ended March 31,	Total net revenue			Noninterest expense			Pre-provision profit/(loss)(b)
(in millions)	2012	2011	Change	2012	2011	Change	2012	2011	Change
Investment Bank(a)	$7,321	$8,233	(11)%	$4,738	$5,016	(6)%	$2,583	$3,217	(20)%
Retail Financial Services	7,649	5,466	40	5,009	4,900	2	2,640	566	366
Card Services & Auto	4,714	4,791	(2)	2,029	1,917	6	2,685	2,874	(7)
Commercial Banking	1,657	1,516	9	598	563	6	1,059	953	11
Treasury & Securities Services	2,014	1,840	9	1,473	1,377	7	541	463	17
Asset Management	2,370	2,406	(1)	1,729	1,660	4	641	746	(14)
Corporate/Private Equity(a)	1,032	1,539	(33)	2,769	562	393	(1,737)	977	NM
Total	$26,757	$25,791	4%	$18,345	$15,995	15%	$8,412	$9,796	(14)%

Three months ended March 31,	Provision for credit losses			Net income/(loss)
(in millions)	2012	2011	Change	2012	2011	Change
Investment Bank(a)	$(5)	$(429)	99%	$1,682	$2,370	(29)%
Retail Financial Services	(96)	1,199	NM	1,753	(399)	NM
Card Services & Auto	738	353	109	1,183	1,534	(23)
Commercial Banking	77	47	64	591	546	8
Treasury & Securities Services	2	4	(50)	351	316	11
Asset Management	19	5	280	386	466	(17)
Corporate/Private Equity(a)	(9)	(10)	10	(1,022)	722	NM
Total	$726	$1,169	(38)%	$4,924	$5,555	(11)%

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

CORPORATE/PRIVATE EQUITY
For a discussion of the business profile of Corporate/Private Equity, see pages 107–108 of JPMorgan Chase’s 2011 Annual Report.

Selected income statement data
	Three months ended March 31,
(in millions, except headcount)	2012	2011	Change
Revenue
Principal transactions	$(547)	$1,298	NM
Securities gains	449	102	340
All other income	1,111	78	NM
Noninterest revenue	1,013	1,478	(31)
Net interest income	16	34	(53)
Total net revenue(a)	1,029	1,512	(32)

Provision for credit losses	(9)	(10)	10

Noninterest expense
Compensation expense	823	657	25
Noncompensation expense(b)	3,328	1,143	191
Subtotal	4,151	1,800	131
Net expense allocated to other businesses	(1,382)	(1,238)	(12)
Total noninterest expense	2,769	562	393
Income before income tax expense/(benefit)	(1,731)	960	NM
Income tax expense/(benefit)	(709)	238	NM
Net income	$(1,022)	$722	NM
Total net revenue
Private equity	$254	$699	(64)
Corporate	775	813	(5)
Total net revenue	$1,029	$1,512	(32)
Net income
Private equity	$134	$383	(65)
Corporate	(1,156)	339	NM
Total net income	$(1,022)	$722	NM
Total assets (period-end)	$713,326	$591,353	21
Headcount	22,337	20,927	7

(a)
Total net revenue included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $99 million and $64 million for the three months ended March 31, 2012 and 2011, respectively.

(b)	Includes litigation expense of $2.5 billion and $363 million for the three months ended March 31, 2012 and 2011, respectively.

Quarterly results
Net loss was $1.0 billion, compared with net income of $722 million in the prior year.
Private Equity reported net income of $134 million, compared with net income of $383 million in the prior year. Net revenue of $254 million was down from $699 million in the prior year, due to the absence of prior-year valuation gains on private investments. Noninterest expense was $44 million, a decrease of $69 million from the prior year.
Corporate reported a net loss of $1.2 billion, compared with net income of $339 million in the prior year. Net revenue of $775 million was driven by a $1.1 billion benefit from the Washington Mutual bankruptcy settlement and securities gains of $449 million, partially offset by lower principal transactions revenue driven by $1.4 billion of losses on CIO’s synthetic credit portfolio. Noninterest expense of $2.7 billion was up from $449 million in the prior year, primarily reflecting $2.5 billion of additional litigation reserves, predominantly for mortgage-related matters.

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

INTERNATIONAL OPERATIONS
During the three months ended March 31, 2012 and 2011, the Firm recorded approximately $5.5 billion and $6.8 billion, respectively, of managed revenue derived from clients, customers and counterparties domiciled outside of North America. Of those amounts, approximately 61% and 66%, respectively, were derived from Europe/Middle East/Africa (“EMEA”); approximately 28% and 26%, respectively, from Asia/Pacific; and approximately 11% and 8%, respectively, from Latin America/Caribbean. For additional information regarding international operations, see Note 32 on pages 299–300 of JPMorgan Chase's 2011 Annual Report.
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

As of or for the three months ended March 31,	EMEA		Asia/Pacific		Latin America/Caribbean
(in millions, except headcount and where otherwise noted)	2012	2011	2012	2011	2012	2011
Revenue(a)	$3,387	$4,479	$1,518	$1,737	$606	$569
Countries of operation	33	34	16	16	9	8
Total headcount(b)	16,047	16,341	20,290	19,584	1,412	1,261
Front-office headcount	5,933	5,930	4,193	4,204	591	506
Significant clients(c)	914	920	472	463	160	130
Deposits (average)(d)	$180,771	$155,433	$61,570	$52,388	$4,778	$5,491
Loans (period-end)(e)	36,529	30,360	30,079	23,144	28,667	17,745
Assets under management (in billions)	282	300	112	115	41	35
Assets under supervision (in billions)	339	353	152	155	101	88
Assets under custody (in billions)	6,111	5,198	1,503	1,366	256	154
Note: Wholesale international operations is comprised of IB, AM, TSS, CB and CIO/Treasury, and prior-period amounts have been revised to conform with current allocation methodologies.

(a)	Revenue is based predominantly on the domicile of the client, the location from which the client relationship is managed, or the location of the trading desk.

(b)	Total headcount includes all employees, including those in service centers, located in the region.

(c)	Significant clients are defined as companies with over $1 million in revenue over a trailing 12-month period in the region (excludes private banking clients).

(d)	Deposits are based on the location from which the client relationship is managed.

(e)	Loans outstanding are based predominantly on the domicile of the borrower and exclude loans held-for-sale and loans carried at fair value.

BALANCE SHEET ANALYSIS

Selected Consolidated Balance Sheets data
(in millions)	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$55,383	$59,602
Deposits with banks	115,028	85,279
Federal funds sold and securities purchased under resale agreements	240,484	235,314
Securities borrowed	135,650	142,462
Trading assets:
Debt and equity instruments	370,623	351,486
Derivative receivables	85,010	92,477
Securities	381,742	364,793
Loans	720,967	723,720
Allowance for loan losses	(25,871)	(27,609)
Loans, net of allowance for loan losses	695,096	696,111
Accrued interest and accounts receivable	64,833	61,478
Premises and equipment	14,213	14,041
Goodwill	48,208	48,188
Mortgage servicing rights	8,039	7,223
Other intangible assets	3,029	3,207
Other assets	102,826	104,131
Total assets	$2,320,164	$2,265,792
Liabilities
Deposits	$1,128,512	$1,127,806
Federal funds purchased and securities loaned or sold under repurchase agreements	250,483	213,532
Commercial paper	50,577	51,631
Other borrowed funds	27,298	21,908
Trading liabilities:
Debt and equity instruments	71,529	66,718
Derivative payables	74,767	74,977
Accounts payable and other liabilities	204,148	202,895
Beneficial interests issued by consolidated VIEs	67,750	65,977
Long-term debt	255,831	256,775
Total liabilities	2,130,895	2,082,219
Stockholders’ equity	189,269	183,573
Total liabilities and stockholders’ equity	$2,320,164	$2,265,792
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

Risk-based capital ratios
	March 31, 2012	December 31, 2011
Capital Ratios(a)
Tier 1 capital	11.9%	12.3%
Total capital	14.9	15.4
Tier 1 leverage	7.1	6.8
Tier 1 common(b)	9.8	10.1

(a)
The Firm's capital ratios as of March 31, 2012 have been revised from those previously reported based on regulatory guidance received on August 8, 2012. The determination relates to an adjustment to the Firm's regulatory capital ratios to reflect regulatory guidance regarding a limited number of market risk models used for certain positions held by the Firm during the first quarter, including the CIO synthetic credit portfolio. The Firm believes that, as a result of portfolio management actions and enhancements it will be making to certain of its market risk models, these adjustments will be significantly reduced by the end of 2012.

(b)	The Tier 1 common ratio is Tier 1 common capital divided by risk-weighted assets (“RWA”).
A reconciliation of total stockholders’ equity to Tier 1 common, Tier 1 capital and Total qualifying capital is presented in the table below.

Risk-based capital components and assets
(in millions)	March 31, 2012	December 31, 2011
Total stockholders’ equity	$189,269	$183,573
Less: Preferred stock	7,800	7,800
Common stockholders’ equity	181,469	175,773
Effect of certain items in AOCI excluded from Tier 1 common	(2,544)	(970)
Less: Goodwill(a)	45,867	45,873
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	1,596	2,150
Investments in certain subsidiaries and other	981	993
Other intangible assets(a)	2,839	2,871
Tier 1 common	127,642	122,916
Preferred stock	7,800	7,800
Qualifying hybrid securities and noncontrolling interests(b)	19,910	19,668
Total Tier 1 capital	155,352	150,384
Long-term debt and other instruments qualifying as Tier 2	21,719	22,275
Qualifying allowance for credit losses	16,477	15,504
Adjustment for investments in certain subsidiaries and other	(72)	(75)
Total Tier 2 capital	38,124	37,704
Total qualifying capital	$193,476	$188,088
Risk-weighted assets	$1,300,185	$1,221,198
Total adjusted average assets	$2,195,625	$2,202,087

(a)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

(b)	Primarily includes trust preferred capital debt securities of certain business trusts.
The Firm’s Tier 1 common was $127.6 billion at March 31,

2012, an increase of $4.7 billion from December 31, 2011. The increase was predominantly due to net income (adjusted for DVA) of $5.5 billion and net issuances and commitments to issue common stock under the Firm’s employee stock-based compensation plans of $638 million. The increase was partially offset by $1.4 billion of dividends on common and preferred stock and $190 million (on a trade-date basis) of repurchases of common stock. The Firm’s Tier 1 capital was $155.4 billion at March 31, 2012, an increase of $5.0 billion from December 31, 2011. The increase in Tier 1 capital reflected the increase in Tier 1 common.
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
The Firm estimates that its Tier 1 common ratio under Basel III rules would be 8.1% as of March 31, 2012. Management considers this estimate as a key measure to assess the Firm’s capital position in conjunction with its capital ratios under Basel I requirements, in order to enable management, investors and analysts to compare the Firm’s capital under the Basel III capital standards with similar estimates provided by other financial services companies.

March 31, 2012 (in millions, except ratios)
Tier 1 common under Basel I rules	$127,642
Adjustments related to AOCI for AFS securities and defined benefit pension and OPEB plans	2,529
Deduction for net defined benefit pension asset	(1,833)
All other adjustments	(371)
Estimated Tier 1 common under Basel III rules	$127,967
Estimated risk-weighted assets under Basel III rules(a)(c)	$1,571,960
Estimated Tier 1 common ratio under Basel III rules(b)(c)	8.1%

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

Line of business equity
(in billions)	March 31, 2012	December 31, 2011
Investment Bank	$40.0	$40.0
Retail Financial Services	26.5	25.0
Card Services & Auto	16.5	16.0
Commercial Banking	9.5	8.0
Treasury & Securities Services	7.5	7.0
Asset Management	7.0	6.5
Corporate/Private Equity	74.5	73.3
Total common stockholders’ equity	$181.5	$175.8

Line of business equity	Quarterly Averages
(in billions)	1Q12	4Q11	1Q11
Investment Bank	$40.0	$40.0	$40.0
Retail Financial Services	26.5	25.0	25.0
Card Services & Auto	16.5	16.0	16.0
Commercial Banking	9.5	8.0	8.0
Treasury & Securities Services	7.5	7.0	7.0
Asset Management	7.0	6.5	6.5
Corporate/Private Equity	70.7	72.5	66.9
Total common stockholders’ equity	$177.7	$175.0	$169.4
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
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common equity — for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 175 A–176 of this Form 10-Q.

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
The following table presents JPMorgan Chase’s credit portfolio as of March 31, 2012, and December 31, 2011. Total credit exposure was $1.8 trillion at March 31, 2012, an increase of $15.3 billion from December 31, 2011, reflecting increases in lending related commitments of $21.8 billion and receivables from customers and other of $3.7 billion. These increases were partially offset by decreases in derivative receivables of $7.5 billion and loans of $2.8 billion. The $15.3 billion net increase during the first three months of 2012 in total credit exposure reflected an increase in the wholesale portfolio of $22.4 billion partially offset by a decrease in the consumer portfolio of $7.0 billion.
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

Total credit portfolio					Three months ended March 31,
	Credit exposure		Nonperforming(b)(c)(d)(e)(f)		Net charge-offs		Average annual net charge-off rate(g)
(in millions, except ratios)	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	2012	2011	2012	2011
Loans retained	$712,898	$718,997	$10,391	$9,810	$2,387	$3,720	1.35%	2.22%
Loans held-for-sale	5,781	2,626	127	110	—	—	—	—
Loans at fair value	2,288	2,097	87	73	—	—	—	—
Total loans – reported	720,967	723,720	10,605	9,993	2,387	3,720	1.35	2.22
Derivative receivables	85,010	92,477	317	297	NA	NA	NA	NA
Receivables from customers and other	21,235	17,561	—	—	—	—	—	—
Total credit-related assets	827,212	833,758	10,922	10,290	2,387	3,720	1.35	2.22
Lending-related commitments	997,503	975,662	756	865	NA	NA	NA	NA
Assets acquired in loan satisfactions
Real estate owned	NA	NA	984	975	NA	NA	NA	NA
Other	NA	NA	47	50	NA	NA	NA	NA
Total assets acquired in loan satisfactions	NA	NA	1,031	1,025	NA	NA	NA	NA
Total credit portfolio	$1,824,715	$1,809,420	$12,709	$12,180	$2,387	$3,720	1.35%	2.22%
Net credit derivative hedges notional(a)	$(29,572)	$(26,240)	$(35)	$(38)	NA	NA	NA	NA
Liquid securities and other cash collateral held against derivatives	(18,401)	(21,807)	NA	NA	NA	NA	NA	NA

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

WHOLESALE CREDIT PORTFOLIO
As of March 31, 2012, wholesale exposure (IB, CB, TSS and AM) increased by $22.4 billion from December 31, 2011. The overall increase was primarily driven by increases of $18.3 billion in lending-related commitments, $7.9 billion in loans and $3.7 billion in receivables from customers and other. These increases were partially offset by a $7.5 billion decrease in derivative receivables. The growth in lending-related commitments and loans represented increased client activity across most businesses and regions. The increase in receivables from customers and other was due to changes in client activity, primarily in IB. The decrease in derivative receivables was predominantly due to interest rate derivatives and foreign exchange derivatives activity. These decreases were partially offset by increased equity derivative balances reflecting market levels during the quarter.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)(d)
(in millions)	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
Loans retained	$283,653	$278,395	$1,941	$2,398
Loans held-for-sale	4,925	2,524	127	110
Loans at fair value	2,288	2,097	87	73
Loans – reported	290,866	283,016	2,155	2,581
Derivative receivables	85,010	92,477	317	297
Receivables from customers and other(a)	21,131	17,461	—	—
Total wholesale credit-related assets	397,007	392,954	2,472	2,878
Lending-related commitments	401,064	382,739	756	865
Total wholesale credit exposure	$798,071	$775,693	$3,228	$3,743
Net credit derivative hedges notional(b)	$(29,572)	$(26,240)	$(35)	$(38)
Liquid securities and other cash collateral held against derivatives	(18,401)	(21,807)	NA	NA

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

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(c)				Ratings profile
March 31, 2012	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$110,451	$107,273	$65,929	$283,653	$198,704	$84,949	$283,653	70%
Derivative receivables				85,010			85,010
Less: Liquid securities and other cash collateral held against derivatives				(18,401)			(18,401)
Total derivative receivables, net of all collateral	9,334	26,441	30,834	66,609	52,316	14,293	66,609	79
Lending-related commitments	150,368	242,826	7,870	401,064	327,176	73,888	401,064	82
Subtotal	270,153	376,540	104,633	751,326	578,196	173,130	751,326	77
Loans held-for-sale and loans at fair value(a)				7,213			7,213
Receivables from customers and other				21,131			21,131
Total exposure – net of liquid securities and other cash collateral held against derivatives				$779,670			$779,670
Net credit derivative hedges notional(b)	$(2,296)	$(9,039)	$(18,237)	$(29,572)	$(29,632)	$60	$(29,572)	100%

	Maturity profile(c)				Ratings profile
December 31, 2011	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$113,222	$101,959	$63,214	$278,395	$197,070	$81,325	$278,395	71%
Derivative receivables				92,477			92,477
Less: Liquid securities and other cash collateral held against derivatives				(21,807)			(21,807)
Total derivative receivables, net of all collateral	8,243	29,910	32,517	70,670	57,637	13,033	70,670	82
Lending-related commitments	139,978	233,396	9,365	382,739	310,107	72,632	382,739	81
Subtotal	261,443	365,265	105,096	731,804	564,814	166,990	731,804	77
Loans held-for-sale and loans at fair value(a)				4,621			4,621
Receivables from customers and other				17,461			17,461
Total exposure – net of liquid securities and other cash collateral held against derivatives				$753,886			$753,886
Net credit derivative hedges notional(b)	$(2,034)	$(16,450)	$(7,756)	$(26,240)	$(26,300)	$60	$(26,240)	100%

(a)	Represents loans held-for-sale primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

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

Below are summaries of the top 25 industry exposures as of March 31, 2012, and December 31, 2011.

						30 days or more past due and accruing loans	Year-to-date net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables

			Noninvestment-grade
	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
As of or for the three months ended March 31, 2012 (in millions)
Top 25 industries(a)
Banks and finance companies	$69,614	$57,492	$11,779	$320	$23	$15	$2	$(3,649)	$(8,414)
Real estate	69,244	42,228	22,339	3,716	961	366	16	(96)	(304)
Healthcare	42,795	35,498	6,907	293	97	305	—	(314)	(248)
State and municipal governments(b)	41,236	39,791	1,207	111	127	50	—	(187)	(202)
Oil and gas	36,100	25,878	9,979	219	24	—	—	(116)	(120)
Utilities	30,693	24,560	5,714	153	266	—	(11)	(353)	(434)
Consumer products	30,091	19,933	9,526	602	30	4	(1)	(252)	(9)
Asset managers	28,164	23,902	4,190	69	3	15	—	—	(2,855)
Retail and consumer services	23,684	15,210	7,961	407	106	19	(1)	(86)	(1)
Central governments	21,628	21,022	568	—	38	—	—	(10,925)	(976)
Transportation	18,644	14,152	4,288	143	61	7	(1)	(197)	—
Technology	17,852	11,774	5,818	257	3	—	—	(168)	—
Machinery and equipment manufacturing	16,979	8,867	7,966	136	10	18	—	—	—
Metals/mining	15,745	8,632	6,889	223	1	39	—	(505)	—
Insurance	13,053	10,243	2,321	489	—	—	—	(388)	(820)
Media	12,807	7,627	4,158	602	420	5	9	(148)	—
Business services	12,460	6,878	5,399	152	31	22	1	(20)	—
Telecom services	12,307	8,852	2,631	814	10	—	—	(338)	—
Building materials/construction	12,106	5,022	6,128	938	18	24	—	(134)	—
Chemicals/plastics	11,884	7,816	3,917	130	21	1	—	(68)	(30)
Automotive	10,054	5,931	4,100	20	3	—	—	(731)	—
Securities firms and exchanges	9,849	8,049	1,785	13	2	—	—	(404)	(2,957)
Aerospace	8,354	7,389	900	64	1	—	—	(111)	—
Agriculture/paper manufacturing	8,012	4,780	3,180	52	—	11	—	-	—
Leisure	5,456	2,951	1,685	458	362	5	(3)	(78)	(22)
All other(c)	190,916	170,234	19,020	1,265	397	920	(6)	(10,304)	(1,009)
Subtotal	$769,727	$594,711	$160,355	$11,646	$3,015	$1,826	$5	$(29,572)	$(18,401)
Loans held-for-sale and loans at fair value	7,213
Receivables from customers and other	21,131
Total	$798,071

						30 days or more past due and accruing loans	Full year net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables

			Noninvestment-grade(f)
	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
As of or for the year ended December 31, 2011 (in millions)
Top 25 industries(a)
Banks and finance companies	$71,440	$59,115	$11,742	$557	$26	$20	$(211)	$(3,053)	$(9,585)
Real estate	67,594	40,921	21,541	4,138	994	411	256	(97)	(359)
Healthcare	42,247	35,147	6,834	209	57	166	—	(304)	(320)
State and municipal governments(b)	41,930	40,565	1,124	111	130	23	—	(185)	(147)
Oil and gas	35,437	25,004	10,347	58	28	3	—	(119)	(88)
Utilities	28,650	23,557	4,424	162	507	—	76	(105)	(359)
Consumer products	29,637	19,728	9,440	432	37	3	13	(272)	(50)
Asset managers	33,465	28,835	4,530	99	1	24	—	—	(4,807)
Retail and consumer services	22,891	14,568	7,798	425	100	15	1	(96)	(1)
Central governments	17,138	16,524	488	126	—	—	—	(9,796)	(813)
Transportation	16,305	12,061	4,071	115	58	6	17	(178)	—
Technology	17,898	12,494	5,086	316	2	—	4	(191)	—
Machinery and equipment manufacturing	16,498	9,014	7,374	100	10	1	(1)	(19)	—
Metals/mining	15,254	8,716	6,389	148	1	6	(19)	(423)	—
Insurance	13,092	9,425	3,063	591	13	—	—	(552)	(454)
Media	11,909	6,853	3,925	670	461	1	18	(188)	—
Business services	12,408	7,093	5,168	108	39	17	22	(20)	(2)
Telecom services	11,552	8,502	2,234	805	11	2	5	(390)	—
Building materials/construction	11,770	5,175	5,674	917	4	6	(4)	(213)	—
Chemicals/plastics	11,728	7,867	3,720	126	15	—	—	(95)	(20)
Automotive	9,910	5,699	4,188	23	—	9	(11)	(819)	—
Securities firms and exchanges	12,394	10,799	1,564	30	1	10	73	(395)	(3,738)
Aerospace	8,560	7,646	848	66	—	7	—	(208)	—
Agriculture/paper manufacturing	7,594	4,888	2,586	120	—	9	—	-	—
Leisure	5,650	3,051	1,781	429	389	1	1	(81)	(26)
All other(c)	180,660	161,568	17,035	1,381	676	1,099	200	(8,441)	(1,038)
Subtotal	$753,611	$584,815	$152,974	$12,262	$3,560	$1,839	$440	$(26,240)	$(21,807)
Loans held-for-sale and loans at fair value	4,621
Receivables from customers and other	17,461
Total	$775,693

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

	Credit exposure				Nonperforming				Assets acquired in loan satisfactions	30 days or more past due and accruing loans
March 31, 2012 (in millions)	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives	Lending-related commitments	Total non- performing credit exposure
Europe/Middle East/Africa	$36,529	$67,793	$40,286	$144,608	$106	$50	$22	$178	$2	$118
Asia/Pacific	30,079	18,940	9,783	58,802	2	41	—	43	—	16
Latin America/Caribbean	28,667	22,068	4,786	55,521	107	13	4	124	—	435
Other North America	2,288	7,238	1,625	11,151	3	—	1	4	—	1
Total non-U.S.	97,563	116,039	56,480	270,082	218	104	27	349	2	570
Total U.S.	186,090	285,025	28,530	499,645	1,723	213	729	2,665	160	1,256
Loans held-for-sale and loans at fair value	7,213	—	—	7,213	214	NA	—	214	NA	—
Receivables from customers and other	—	—	—	21,131	—	NA	NA	—	NA	—
Total	$290,866	$401,064	$85,010	$798,071	$2,155	$317	$756	$3,228	$162	$1,826

	Credit exposure				Nonperforming				Assets acquired in loan satisfactions	30 days or more past due and accruing loans
December 31, 2011 (in millions)	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives(b)	Lending-related commitments	Total non- performing credit exposure
Europe/Middle East/Africa	$36,637	$60,681	$43,204	$140,522	$44	$14	$25	$83	$—	$68
Asia/Pacific	31,119	17,194	10,943	59,256	1	42	—	43	—	6
Latin America/Caribbean	25,141	20,859	5,316	51,316	386	—	15	401	3	222
Other North America	2,267	6,680	1,488	10,435	3	—	1	4	—	—
Total non-U.S.	95,164	105,414	60,951	261,529	434	56	41	531	3	296
Total U.S.	183,231	277,325	31,526	492,082	1,964	241	824	3,029	176	1,543
Loans held-for-sale and loans at fair value	4,621	—	—	4,621	183	NA	—	183	NA	—
Receivables from customers and other	—	—	—	17,461	—	NA	NA	—	NA	—
Total	$283,016	$382,739	$92,477	$775,693	$2,581	$297	$865	$3,743	$179	$1,839

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
The following tables summarize the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	Derivative receivables
	Mar 31, 2012	Dec 31, 2011
Interest rate	$41,520	$46,369
Credit derivatives	6,258	6,684
Foreign exchange	13,056	17,890
Equity	8,995	6,793
Commodity	15,181	14,741
Total, net of cash collateral	85,010	92,477
Liquid securities and other cash collateral held against derivative receivables	(18,401)	(21,807)
Total, net of all collateral	$66,609	$70,670
Derivative receivables reported on the Consolidated Balance Sheets were $85.0 billion and $92.5 billion at March 31, 2012, and December 31, 2011, respectively. These represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements, cash collateral held by the Firm and the CVA. However, in management’s view, the appropriate measure of current credit risk should take into consideration additional liquid securities (primarily U.S. government and agency securities and other G7 government bonds) and other cash collateral held by the Firm of $18.4 billion and $21.8 billion at March 31, 2012, and December 31, 2011, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor, as shown in the table above.
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

Ratings profile of derivative receivables
Rating equivalent	March 31, 2012		December 31, 2011
(in millions, except ratios)	Exposure net of all collateral	% of exposure net of all collateral	Exposure net of all collateral	% of exposure net of all collateral
AAA/Aaa to AA-/Aa3	$20,597	31%	$25,100	35%
A+/A1 to A-/A3	14,366	22	22,942	32
BBB+/Baa1 to BBB-/Baa3	17,353	26	9,595	14
BB+/Ba1 to B-/B3	12,123	18	10,545	15
CCC+/Caa1 and below	2,170	3	2,488	4
Total	$66,609	100%	$70,670	100%
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

The table below shows the results of the Firm’s VaR measure using a 95% confidence level.

Total IB trading VaR by risk type, Credit portfolio VaR and other VaR
	Three months ended March 31,
	2012						2011						At March 31,
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2012		2011
IB VaR by risk type
Fixed income	$60		$47		$73		$49		$44		$56		$69		$55
Foreign exchange	11		8		22		11		9		17		14		11
Equities	17		12		25		29		19		42		17		22
Commodities and other	21		16		27		13		8		20		16		10
Diversification benefit to IB trading VaR	(46)	(a)	NM	(b)	NM	(b)	(38)	(a)	NM	(b)	NM	(b)	(62)	(a)	(37)	(a)
IB trading VaR	63		50		79		64		40		80		54		61
Credit portfolio VaR	32		26		42		26		22		33		30		28
Diversification benefit to IB trading and credit portfolio VaR	(14)	(a)	NM	(b)	NM	(b)	(7)	(a)	NM	(b)	NM	(b)	(13)	(a)	(7)	(a)
Total IB trading and credit portfolio VaR	81		70		99		83		53		102		71		82
Other VaR
Mortgage Production and Servicing VaR	11		8		16		16		10		32		11		18
Chief Investment Office (“CIO”) VaR(c) (d)	129		85		187		60		55		64		186		55
Diversification benefit to total other VaR	(4)	(a)	NM	(b)	NM	(b)	(14)	(a)	NM	(b)	NM	(b)	(6)	(a)	(13)	(a)
Total other VaR(c)	136		89		197		62		55		69		191		60
Diversification benefit to total IB and other VaR	(47)	(a)	NM	(b)	NM	(b)	(57)	(a)	NM	(b)	NM	(b)	(61)	(a)	(56)	(a)
Total IB and other VaR(c)	$170		$111		$232		$88		$67		$104		$201		$86

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

(d)
Reference is made to the Subsequent Events section of this Form 10-Q/A, beginning on page 9.  VaR numbers in this Form 10-Q/A are the same as those contained in the Firm's previously filed quarterly report on Form 10-Q for the 2012 first quarter.  The Firm believes that if CIO's VaR were recalculated for the first quarter of 2012, the re-computed CIO VaR numbers would not be materially different from those reported in the previously filed quarterly report for the 2012 first quarter.

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
The chart shows that the Firm posted market risk-related gains on 64 of the 65 days in this period, with one day exceeding $200 million. The inset graph looks at those days on which the Firm experienced losses and depicts the amount by which the VaR exceeded the actual loss on each of those days. The histogram below has not been revised from that included in the First Quarter Report, and does not reflect the restatement of losses attributable to the CIO synthetic credit portfolio. As management was not able to determine to which days in the quarter to attribute the losses, this approach was considered reasonable under the circumstances.  The histogram for the six months ended June 30, 2012, will reflect the year to date losses incurred in the CIO synthetic credit portfolio.

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

Dividends
At March 31, 2012, JPMorgan Chase’s banking subsidiaries could pay, in the aggregate, $8.7 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

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

	March 31, 2012
(in billions, except ratio data)	Total assets at fair value	Total level 3 assets
Trading debt and equity instruments	$370.6	$30.3
Derivative receivables – gross	1,642.1	29.5
Netting adjustment	(1,557.1)	—
Derivative receivables – net	85.0	29.5
AFS securities	381.7	25.9
Loans	2.3	1.8
MSRs	8.0	8.0
Private equity investments	7.6	6.7
Other	48.4	4.5
Total assets measured at fair value on a recurring basis	903.6	$106.7
Total assets measured at fair value on a nonrecurring basis	3.1	2.5
Total assets measured at fair value	$906.7	$109.2	(a)
Total Firm assets	$2,320.2
Level 3 assets reported at fair value as a percentage of total Firm assets		4.7%
Level 3 assets reported at fair value as a percentage of total Firm assets at fair value		12.0%
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

•
The other risks and uncertainties detailed in Part I, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2011, and in the Risk Factors section of this Form 10-Q beginning on page 175.

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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2012	2011
	(Restated)
Revenue
Investment banking fees	$1,381	$1,793
Principal transactions	2,722	4,745
Lending- and deposit-related fees	1,517	1,546
Asset management, administration and commissions	3,392	3,606
Securities gains(a)	536	102
Mortgage fees and related income	2,010	(487)
Credit card income	1,316	1,437
Other income	1,512	574
Noninterest revenue	14,386	13,316
Interest income	14,701	15,447
Interest expense	3,035	3,542
Net interest income	11,666	11,905
Total net revenue	26,052	25,221

Provision for credit losses	726	1,169

Noninterest expense
Compensation expense	8,613	8,263
Occupancy expense	961	978
Technology, communications and equipment expense	1,271	1,200
Professional and outside services	1,795	1,735
Marketing	680	659
Other expense	4,832	2,943
Amortization of intangibles	193	217
Total noninterest expense	18,345	15,995
Income before income tax expense	6,981	8,057
Income tax expense	2,057	2,502
Net income	$4,924	$5,555
Net income applicable to common stockholders	$4,577	$5,136
Net income per common share data
Basic earnings per share	$1.20	$1.29
Diluted earnings per share	1.19	1.28

Weighted-average basic shares	3,818.8	3,981.6
Weighted-average diluted shares	3,833.4	4,014.1
Cash dividends declared per common share	$0.30	$0.25

(a)	The following other-than-temporary impairment losses are included in securities gains for the periods presented.

	Three months ended March 31,
	2012	2011
Total other-than-temporary impairment losses	$(10)	$(27)
Losses recorded in/(reclassified from) other comprehensive income	3	(3)
Total credit losses recognized in income	$(7)	$(30)
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended March 31,
(in millions)	2012	2011
	(Restated)
Net income	$4,924	$5,555
Other comprehensive income/(loss), after-tax
Unrealized gains/(losses) on AFS securities	1,574	(251)
Translation adjustments, net of hedges	127	24
Cash flow hedges	(35)	(79)
Defined benefit pension and OPEB plans	35	17
Total other comprehensive income/(loss), after-tax	1,701	(289)
Comprehensive income	$6,625	$5,266
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	March 31, 2012	December 31, 2011
	(Restated)
Assets
Cash and due from banks	$55,383	$59,602
Deposits with banks	115,028	85,279
Federal funds sold and securities purchased under resale agreements (included $26,259 and $24,891 at fair value)	240,484	235,314
Securities borrowed (included $12,519 and $15,308 at fair value)	135,650	142,462
Trading assets (included assets pledged of $106,594 and $89,856)	455,633	443,963
Securities (included $381,731 and $364,781 at fair value and assets pledged of $92,498 and $94,691)	381,742	364,793
Loans (included $2,288 and $2,097 at fair value)	720,967	723,720
Allowance for loan losses	(25,871)	(27,609)
Loans, net of allowance for loan losses	695,096	696,111
Accrued interest and accounts receivable	64,833	61,478
Premises and equipment	14,213	14,041
Goodwill	48,208	48,188
Mortgage servicing rights	8,039	7,223
Other intangible assets	3,029	3,207
Other assets (included $17,121 and $16,499 at fair value and assets pledged of $1,206 and $1,316)	102,826	104,131
Total assets(a)	$2,320,164	$2,265,792
Liabilities
Deposits (included $5,268 and $4,933 at fair value)	$1,128,512	$1,127,806
Federal funds purchased and securities loaned or sold under repurchase agreements (included $13,241 and $9,517 at fair value)	250,483	213,532
Commercial paper	50,577	51,631
Other borrowed funds (included $10,153 and $9,576 at fair value)	27,298	21,908
Trading liabilities	146,296	141,695
Accounts payable and other liabilities (included $46 and $51 at fair value)	204,148	202,895
Beneficial interests issued by consolidated variable interest entities (included $1,001 and $1,250 at fair value)	67,750	65,977
Long-term debt (included $35,473 and $34,720 at fair value)	255,831	256,775
Total liabilities(a)	2,130,895	2,082,219
Commitments and contingencies (see Notes 21 and 23 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares: issued 780,000 shares)	7,800	7,800
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Capital surplus	94,070	95,602
Retained earnings	91,888	88,315
Accumulated other comprehensive income/(loss)	2,645	944
Shares held in RSU Trust, at cost (851,686 and 852,906 shares)	(38)	(38)
Treasury stock, at cost (282,911,309 and 332,243,180 shares)	(11,201)	(13,155)
Total stockholders’ equity	189,269	183,573
Total liabilities and stockholders’ equity	$2,320,164	$2,265,792

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

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2012	2011
	(Restated)
Preferred stock
Balance at January 1 and March 31	$7,800	$7,800
Common stock
Balance at January 1 and March 31	4,105	4,105
Capital surplus
Balance at January 1	95,602	97,415
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(1,532)	(2,755)
Balance at March 31	94,070	94,660
Retained earnings
Balance at January 1	88,315	73,998
Net income	4,924	5,555
Dividends declared:
Preferred stock	(157)	(157)
Common stock ($0.30 and $0.25 per share)	(1,194)	(1,054)
Balance at March 31	91,888	78,342
Accumulated other comprehensive income/(loss)
Balance at January 1	944	1,001
Other comprehensive income/(loss)	1,701	(289)
Balance at March 31	2,645	712
Shares held in RSU Trust, at cost
Balance at January 1 and March 31	(38)	(53)
Treasury stock, at cost
Balance at January 1	(13,155)	(8,160)
Purchase of treasury stock	(216)	(95)
Reissuance from treasury stock	2,170	3,287
Balance at March 31	(11,201)	(4,968)
Total stockholders’ equity	$189,269	$180,598
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Three months ended March 31,
(in millions)	2012	2011
	(Restated)
Operating activities
Net income	$4,924	$5,555
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	726	1,169
Depreciation and amortization	1,039	1,057
Amortization of intangibles	193	217
Deferred tax benefit	(444)	(214)
Investment securities gains	(536)	(102)
Stock-based compensation	832	830
Originations and purchases of loans held-for-sale	(9,227)	(22,920)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	6,835	21,773
Net change in:
Trading assets	(4,475)	(5,451)
Securities borrowed	6,826	4,596
Accrued interest and accounts receivable	(3,100)	(9,051)
Other assets	(1,159)	3,673
Trading liabilities	4,406	(13,879)
Accounts payable and other liabilities	353	2,396
Other operating adjustments	(2,927)	4,372
Net cash provided by/(used in) operating activities	4,266	(5,979)
Investing activities
Net change in:
Deposits with banks	(29,749)	(59,164)
Federal funds sold and securities purchased under resale agreements	(5,218)	5,080
Held-to-maturity securities:
Proceeds	1	2
Available-for-sale securities:
Proceeds from maturities	32,279	20,591
Proceeds from sales	19,971	4,373
Purchases	(63,368)	(39,679)
Proceeds from sales and securitizations of loans held-for-investment	1,375	1,560
Other changes in loans, net	(176)	1,574
Net cash used in business acquisitions or dispositions	(30)	(15)
All other investing activities, net	(447)	(132)
Net cash used in investing activities	(45,362)	(65,810)
Financing activities
Net change in:
Deposits	(4,354)	56,230
Federal funds purchased and securities loaned or sold under repurchase agreements	36,953	8,835
Commercial paper and other borrowed funds	4,266	13,294
Beneficial interests issued by consolidated variable interest entities	2,168	223
Proceeds from long-term borrowings and trust preferred capital debt securities	14,527	17,056
Payments of long-term borrowings and trust preferred capital debt securities	(16,713)	(27,250)
Excess tax benefits related to stock-based compensation	276	765
Treasury stock and warrants repurchased	(216)	(95)
Dividends paid	(1,024)	(246)
All other financing activities, net	(531)	(1,484)
Net cash provided by financing activities	35,352	67,328
Effect of exchange rate changes on cash and due from banks	1,525	363
Net decrease in cash and due from banks	(4,219)	(4,098)
Cash and due from banks at the beginning of the period	59,602	27,567
Cash and due from banks at the end of the period	$55,383	$23,469
Cash interest paid	$3,050	$3,618
Cash income taxes (refunded)/paid, net	(467)	716
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

Restatement of first quarter 2012 previously-filed interim financial statements
On July 13, 2012, the Firm reported that it had reached a determination to restate its previously-filed interim financial statements for the quarterly period ended March 31, 2012. The restatement had the effect of reducing the Firm's reported net income for the three months ended March 31, 2012 by $459 million. The restatement relates to valuations of certain positions in the synthetic credit portfolio of the Firm's Chief Investment Office ("CIO"). The Firm reached the determination to restate on July 12, 2012, following management review of the matter with the Audit Committee of the Firm's Board of Directors on the same day.
The restatement results from information that came to the Firm's attention in the days preceding July 12, 2012, as a result of management's internal review of activities related to CIO's synthetic credit portfolio. Specifically, information that came to management's attention raised questions about the integrity of the trader marks, and suggested that certain individuals may have been seeking to avoid showing the full amount of the losses being incurred in the portfolio for the three months ended March 31, 2012. As a result, the Firm was no longer confident that the trader marks used to prepare the Firm's reported first quarter results reflected good faith estimates of fair value at March 31, 2012. The Firm consequently concluded that the Firm's previously-filed interim financial statements for the quarterly period ended March 31, 2012 should no longer be relied upon. These restated financial statements reflect adjusted valuations of the positions in the synthetic credit portfolio as of March 31, 2012, based on external “mid-market” benchmarks, adjusted for liquidity considerations.
Management discussed the matters described above with its Board of Directors, and with the special committee of the Board of Directors that is reviewing management’s internal review of CIO activities.

The following summarizes the effects of restatement:

As of or for the three months ended March 31, 2012	Previously
(in millions, except per share and ratio data)	Reported	Adjustment	Restated
Consolidated Statements of Income (unaudited)
Principal transactions	$3,382	$(660)	$2,722
Noninterest revenue	15,046	(660)	14,386
Total net revenue	26,712	(660)	26,052
Income before income tax expense	7,641	(660)	6,981
Income tax expense	2,258	(201)	2,057
Net income	5,383	(459)	4,924
Net income applicable to common shareholders	5,017	(440)	4,577

Net Income per common share data
Basic earnings per common share	1.31	(0.11)	1.20
Diluted earnings per common share	1.31	(0.12)	1.19

Consolidated statements of comprehensive income (unaudited)
Net income	5,383	(459)	4,924
Comprehensive income	7,084	(459)	6,625

Consolidated balance sheets (unaudited)
Assets
Trading assets:
Derivatives receivables	85,377	(367)	85,010
Other assets	102,625	201	102,826
Total assets	2,320,330	(166)	2,320,164

Liabilities
Trading liabilities:
Derivatives payables	74,474	293	74,767
Total liabilities	2,130,602	293	2,130,895

Stockholders' equity
Retained Earnings	92,347	(459)	91,888
Total stockholders' equity	189,728	(459)	189,269
Total liabilities and stockholders' equity	2,320,330	(166)	2,320,164
Revision of previously-filed regulatory capital ratios
The Firm's and JPMorgan Chase Bank, N.A.'s capital ratios have been revised from those previously reported based on regulatory guidance received on August 8, 2012. The determination relates to an adjustment to the Firm's regulatory capital ratios to reflect regulatory guidance regarding a limited number of market risk models used for certain positions held by the Firm during the first quarter, including the CIO synthetic credit portfolio.

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
For additional information on repurchases see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 175 A–176 of this Form 10-Q.
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

90A

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
Assets and liabilities measured at fair value on a recurring basis

	Fair value hierarchy
March 31, 2012 (in millions)	Level 1(h)	Level 2(h)		Level 3(h)		Netting adjustments	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$26,259		$—		$—	$26,259
Securities borrowed	—	12,519		—		—	12,519
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	23,458	5,712		79		—	29,249
Residential – nonagency	—	2,753		699		—	3,452
Commercial – nonagency	—	833		1,451		—	2,284
Total mortgage-backed securities	23,458	9,298		2,229		—	34,985
U.S. Treasury and government agencies(a)	20,011	6,948		—		—	26,959
Obligations of U.S. states and municipalities	—	15,809		1,747		—	17,556
Certificates of deposit, bankers’ acceptances and commercial paper	—	4,456		—		—	4,456
Non-U.S. government debt securities	24,780	39,654		81		—	64,515
Corporate debt securities	—	36,309		5,463		—	41,772
Loans(b)	—	21,361		11,144		—	32,505
Asset-backed securities	—	3,939		7,434		—	11,373
Total debt instruments	68,249	137,774		28,098		—	234,121
Equity securities	111,450	3,339		1,248		—	116,037
Physical commodities(c)	11,604	5,565		—		—	17,169
Other	—	2,303		993		—	3,296
Total debt and equity instruments(d)	191,303	148,981		30,339		—	370,623
Derivative receivables:
Interest rate	782	1,259,624		6,129		(1,225,015)	41,520
Credit	—	114,462		11,796		(120,000)	6,258
Foreign exchange	718	136,858		4,039		(128,559)	13,056
Equity	—	44,317		5,054		(40,376)	8,995
Commodity	367	55,496		2,512		(43,194)	15,181
Total derivative receivables(e)	1,867	1,610,757		29,530		(1,557,144)	85,010
Total trading assets	193,170	1,759,738		59,869		(1,557,144)	455,633
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	90,898	13,420		—		—	104,318
Residential – nonagency	—	77,511		31		—	77,542
Commercial – nonagency	—	11,386		180		—	11,566
Total mortgage-backed securities	90,898	102,317		211		—	193,426
U.S. Treasury and government agencies(a)	8,084	3,683		—		—	11,767
Obligations of U.S. states and municipalities	36	19,048		258		—	19,342
Certificates of deposit	—	3,044		—		—	3,044
Non-U.S. government debt securities	28,559	24,128		—		—	52,687
Corporate debt securities	—	60,395		—		—	60,395
Asset-backed securities:
Collateralized loan obligations	—	—		25,239		—	25,239
Other	—	13,117		209		—	13,326
Equity securities	2,467	38		—		—	2,505
Total available-for-sale securities	130,044	225,770		25,917		—	381,731
Loans	—	522		1,766		—	2,288
Mortgage servicing rights	—	—		8,039		—	8,039
Other assets:
Private equity investments(f)	316	573		6,739		—	7,628
All other	4,867	229		4,397		—	9,493
Total other assets	5,183	802		11,136		—	17,121
Total assets measured at fair value on a recurring basis	$328,397	$2,025,610	(g)	$106,727	(g)	$(1,557,144)	$903,590
Deposits	$—	$3,617		$1,651		$—	$5,268
Federal funds purchased and securities loaned or sold under repurchase agreements	—	13,241		—		—	13,241
Other borrowed funds	—	8,920		1,233		—	10,153
Trading liabilities:
Debt and equity instruments(d)	56,596	14,660		273		—	71,529
Derivative payables:
Interest rate	698	1,220,935		2,891		(1,200,289)	24,235
Credit	—	118,361		6,988		(118,353)	6,996
Foreign exchange	767	147,519		5,099		(137,851)	15,534
Equity	—	41,903		7,883		(36,877)	12,909
Commodity	264	57,108		3,112		(45,391)	15,093
Total derivative payables(e)	1,729	1,585,826		25,973		(1,538,761)	74,767
Total trading liabilities	58,325	1,600,486		26,246		(1,538,761)	146,296
Accounts payable and other liabilities	—	—		46		—	46
Beneficial interests issued by consolidated VIEs	—	160		841		—	1,001
Long-term debt	—	25,920		9,553		—	35,473
Total liabilities measured at fair value on a recurring basis	$58,325	$1,652,344		$39,570		$(1,538,761)	$211,478

	Fair value hierarchy
December 31, 2011 (in millions)	Level 1(h)	Level 2(h)		Level 3(h)		Netting adjustments	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$24,891		$—		$—	$24,891
Securities borrowed	—	15,308		—		—	15,308
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	27,082	7,801		86		—	34,969
Residential – nonagency	—	2,956		796		—	3,752
Commercial – nonagency	—	870		1,758		—	2,628
Total mortgage-backed securities	27,082	11,627		2,640		—	41,349
U.S. Treasury and government agencies(a)	11,508	8,391		—		—	19,899
Obligations of U.S. states and municipalities	—	15,117		1,619		—	16,736
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,615		—		—	2,615
Non-U.S. government debt securities	18,618	40,080		104		—	58,802
Corporate debt securities	—	33,938		6,373		—	40,311
Loans(b)	—	21,589		12,209		—	33,798
Asset-backed securities	—	2,406		7,965		—	10,371
Total debt instruments	57,208	135,763		30,910		—	223,881
Equity securities	93,799	3,502		1,177		—	98,478
Physical commodities(c)	21,066	4,898		—		—	25,964
Other	—	2,283		880		—	3,163
Total debt and equity instruments(d)	172,073	146,446		32,967		—	351,486
Derivative receivables:
Interest rate	1,324	1,433,469		6,728		(1,395,152)	46,369
Credit	—	152,569		17,081		(162,966)	6,684
Foreign exchange	833	162,689		4,641		(150,273)	17,890
Equity	—	43,604		4,132		(40,943)	6,793
Commodity	4,561	50,409		2,459		(42,688)	14,741
Total derivative receivables(e)	6,718	1,842,740		35,041		(1,792,022)	92,477
Total trading assets	178,791	1,989,186		68,008		(1,792,022)	443,963
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	92,426	14,681		—		—	107,107
Residential – nonagency	—	67,554		3		—	67,557
Commercial – nonagency	—	10,962		267		—	11,229
Total mortgage-backed securities	92,426	93,197		270		—	185,893
U.S. Treasury and government agencies(a)	3,837	4,514		—		—	8,351
Obligations of U.S. states and municipalities	36	16,246		258		—	16,540
Certificates of deposit	—	3,017		—		—	3,017
Non-U.S. government debt securities	25,381	19,884		—		—	45,265
Corporate debt securities	—	62,176		—		—	62,176
Asset-backed securities:
Collateralized loan obligations	—	116		24,745		—	24,861
Other	—	15,760		213		—	15,973
Equity securities	2,667	38		—		—	2,705
Total available-for-sale securities	124,347	214,948		25,486		—	364,781
Loans	—	450		1,647		—	2,097
Mortgage servicing rights	—	—		7,223		—	7,223
Other assets:
Private equity investments(f)	99	706		6,751		—	7,556
All other	4,336	233		4,374		—	8,943
Total other assets	4,435	939		11,125		—	16,499
Total assets measured at fair value on a recurring basis	$307,573	$2,245,722	(g)	$113,489	(g)	$(1,792,022)	$874,762
Deposits	$—	$3,515		$1,418		$—	$4,933
Federal funds purchased and securities loaned or sold under repurchase agreements	—	9,517		—		—	9,517
Other borrowed funds	—	8,069		1,507		—	9,576
Trading liabilities:
Debt and equity instruments(d)	50,830	15,677		211		—	66,718
Derivative payables:
Interest rate	1,537	1,395,113		3,167		(1,371,807)	28,010
Credit	—	155,772		9,349		(159,511)	5,610
Foreign exchange	846	159,258		5,904		(148,573)	17,435
Equity	—	39,129		7,237		(36,711)	9,655
Commodity	3,114	53,684		3,146		(45,677)	14,267
Total derivative payables(e)	5,497	1,802,956		28,803		(1,762,279)	74,977
Total trading liabilities	56,327	1,818,633		29,014		(1,762,279)	141,695
Accounts payable and other liabilities	—	—		51		—	51
Beneficial interests issued by consolidated VIEs	—	459		791		—	1,250
Long-term debt	—	24,410		10,310		—	34,720
Total liabilities measured at fair value on a recurring basis	$56,327	$1,864,603		$43,091		$(1,762,279)	$201,742

(a)	At March 31, 2012, and December 31, 2011, included total U.S. government-sponsored enterprise obligations of $112.9 billion and $122.4 billion respectively, which were predominantly mortgage-related.

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

(in millions)	March 31, 2012	December 31, 2011
Derivative receivables balance (net of derivatives CVA)	$85,010	$92,477
Derivatives CVA(a)	(5,475)	(6,936)
Derivative payables balance (net of derivatives DVA)	74,767	74,977
Derivatives DVA	(981)	(1,420)
Structured notes balance (net of structured notes DVA)(b)(c)	50,894	49,229
Structured notes DVA	(1,584)	(2,052)

(a)	Derivatives credit valuation adjustments (“CVA”), gross of hedges, includes results managed by the Credit Portfolio and other lines of business within the Investment Bank (“IB”).

(b)	Structured notes are recorded within long-term debt, other borrowed funds or deposits on the Consolidated Balance Sheets, depending upon the tenor and legal form of the note.

(c)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 101–102 of this Form 10-Q.
The following table provides the impact of credit adjustments on earnings in the respective periods, excluding the effect of any hedging activity.

	Three months ended March 31,
(in millions)	2012	2011
Credit adjustments:
Derivative CVA(a)	$1,461	$535
Derivative DVA	(439)	(69)
Structured note DVA(b)	(468)	23

(a)	Derivatives CVA, gross of hedges, includes results managed by the Credit Portfolio and other lines of business within IB.

(b)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 101–102 of this Form 10-Q.

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

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
March 31, 2012 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(c)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(c)
Trading assets and liabilities
Interest rate	$1,259,472	$7,063	$1,266,535	$41,520	$1,222,353	$2,171	$1,224,524	$24,235
Credit	126,258	—	126,258	6,258	125,349	—	125,349	6,996
Foreign exchange(b)	139,071	2,544	141,615	13,056	151,841	1,544	153,385	15,534
Equity	49,371	—	49,371	8,995	49,786	—	49,786	12,909
Commodity	57,240	1,135	58,375	15,181	59,134	1,350	60,484	15,093
Total fair value of trading assets and liabilities	$1,631,412	$10,742	$1,642,154	$85,010	$1,608,463	$5,065	$1,613,528	$74,767

	Gross derivative receivables				Gross derivative payables
December 31, 2011 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(c)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(c)
Trading assets and liabilities
Interest rate	$1,433,900	$7,621	$1,441,521	$46,369	$1,397,625	$2,192	$1,399,817	$28,010
Credit	169,650	—	169,650	6,684	165,121	—	165,121	5,610
Foreign exchange(b)	163,497	4,666	168,163	17,890	165,353	655	166,008	17,435
Equity	47,736	—	47,736	6,793	46,366	—	46,366	9,655
Commodity	53,894	3,535	57,429	14,741	58,836	1,108	59,944	14,267
Total fair value of trading assets and liabilities	$1,868,677	$15,822	$1,884,499	$92,477	$1,833,301	$3,955	$1,837,256	$74,977

(a)	Excludes structured notes for which the fair value option has been elected. See Note 4 on pages 101–102 of this Form 10-Q for further information.

(b)	Excludes $10 million and $11 million of foreign currency-denominated debt designated as a net investment hedge at March 31, 2012, and December 31, 2011, respectively.

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
Impact of netting adjustments on derivative receivables and payables

	Derivative receivables		Derivative payables
(in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Gross derivative fair value	$1,642,154	$1,884,499	$1,613,528	$1,837,256
Netting adjustment – offsetting receivables/payables(a)	(1,483,509)	(1,710,523)	(1,483,509)	(1,710,523)
Netting adjustment – cash collateral received/paid(a)	(73,635)	(81,499)	(55,252)	(51,756)
Carrying value on Consolidated Balance Sheets	$85,010	$92,477	$74,767	$74,977
Total derivative collateral

	Collateral held		Collateral transferred
(in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Netting adjustment for cash collateral(a)	$73,635	$81,499	$55,252	$51,756
Liquid securities and other cash collateral(b)	18,401	21,807	18,680	19,439
Additional liquid securities and cash collateral(c)	19,616	17,613	10,643	10,824
Total collateral for derivative transactions	$111,652	$120,919	$84,575	$82,019

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

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile
March 31, 2012 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value(b)
Risk rating of reference entity
Investment-grade	$(375,391)	$(1,322,649)	$(454,882)	$(2,152,922)	$(27,564)
Noninvestment-grade	(247,436)	(602,887)	(153,420)	(1,003,743)	(64,394)
Total	$(622,827)	$(1,925,536)	$(608,302)	$(3,156,665)	$(91,958)

December 31, 2011 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value(b)
Risk rating of reference entity
Investment-grade	$(352,215)	$(1,262,143)	$(345,996)	$(1,960,354)	$(57,697)
Noninvestment-grade	(241,823)	(589,954)	(127,814)	(959,591)	(85,304)
Total	$(594,038)	$(1,852,097)	$(473,810)	$(2,919,945)	$(143,001)

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

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

	Three months ended March 31,
(in millions)	2012	2011
Trading revenue by risk exposure
Interest rate	$1,345	$527
Credit	(984)	1,248
Foreign exchange	548	560
Equity	823	1,039
Commodity(a)	627	566
Total trading revenue	2,359	3,940
Private equity gains/(losses)(b)	363	805
Principal transactions(c)	$2,722	$4,745

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

(in millions, except per share amounts)	Three months ended March 31,
	2012	2011
Basic earnings per share
Net income	$4,924	$5,555
Less: Preferred stock dividends	157	157
Net income applicable to common equity	4,767	5,398
Less: Dividends and undistributed earnings allocated to participating securities	190	262
Net income applicable to common stockholders	$4,577	$5,136
Total weighted-average basic shares outstanding	3,818.8	3,981.6
Net income per share	$1.20	$1.29

	Three months ended March 31,
(in millions, except per share amounts)	2012	2011
Diluted earnings per share
Net income applicable to common stockholders	$4,577	$5,136
Total weighted-average basic shares outstanding	3,818.8	3,981.6
Add: Employee stock options, SARs and warrants(a)	14.6	32.5
Total weighted-average diluted shares outstanding(b)	3,833.4	4,014.1
Net income per share	$1.19	$1.28

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

The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at March 31, 2012, and December 31, 2011. These amounts are determined in accordance with regulations issued by the Federal Reserve and/or OCC. The Firm's and JPMorgan Chase Bank, N.A.'s capital ratios as of March 31, 2012 have been revised from those previously reported based on regulatory guidance received on August 8, 2012. The revision relates to an adjustment to the Firm's regulatory capital ratios to reflect regulatory guidance regarding a limited number of  market risk models used for certain positions held by the Firm during the first quarter, including the CIO synthetic credit portfolio.

	JPMorgan Chase & Co.(e)		JPMorgan Chase Bank, N.A.(e)		Chase Bank USA, N.A.(e)		Well-capitalized ratios(f)		Minimum capital ratios(f)
(in millions, except ratios)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Regulatory capital
Tier 1(a)	$155,352	$150,384	$100,387	$98,426	$9,924	$11,903
Total	193,476	188,088	138,975	136,017	13,397	15,448

Assets
Risk-weighted(b)(c)	$1,300,185	$1,221,198	$1,117,183	$1,042,898	$102,261	$107,421
Adjusted average(d)	2,195,625	2,202,087	1,776,303	1,789,194	104,898	106,312

Capital ratios
Tier 1(a)	11.9%	12.3%	9.0%	9.4%	9.7%	11.1%	6.0%		4.0%
Total	14.9	15.4	12.4	13.0	13.1	14.4	10.0		8.0
Tier 1 leverage	7.1	6.8	5.7	5.5	9.5	11.2	5.0	(g)	3.0	(h)

(a)
At March 31, 2012, for JPMorgan Chase and JPMorgan Chase Bank, N.A., trust preferred capital debt securities were $19.6 billion and $600 million, respectively. If these securities were excluded from the calculation at March 31, 2012, Tier 1 capital would be $135.8 billion and $99.8 billion, respectively, and the Tier 1 capital ratio would be 10.4% and 8.9%, respectively. At March 31, 2012, Chase Bank USA, N.A. had no trust preferred capital debt securities.

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

(c)
Includes off–balance sheet risk-weighted assets at March 31, 2012, of $303.6 billion, $292.3 billion and $17 million, and at December 31, 2011, of $301.1 billion, $291.0 billion and $38 million, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., respectively.

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

A reconciliation of the Firm’s Total stockholders’ equity to Tier 1 capital and Total qualifying capital is presented in the table below.

(in millions)	March 31, 2012	December 31, 2011
Tier 1 capital
Total stockholders’ equity	$189,269	$183,573
Effect of certain items in AOCI excluded from Tier 1 capital	(2,544)	(970)
Qualifying hybrid securities and noncontrolling interests(a)	19,910	19,668
Less: Goodwill(b)	45,867	45,873
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	1,596	2,150
Investments in certain subsidiaries and other	981	993
Other intangible assets(b)	2,839	2,871
Total Tier 1 capital	155,352	150,384
Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	21,719	22,275
Qualifying allowance for credit losses	16,477	15,504
Adjustment for investments in certain subsidiaries and other	(72)	(75)
Total Tier 2 capital	38,124	37,704
Total qualifying capital	$193,476	$188,088

(a)	Primarily includes trust preferred capital debt securities of certain business trusts.

(b)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

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

Segment results and reconciliation (a)
As of or for the three months ended March 31, (in millions, except ratios)	Investment Bank		Retail Financial Services		Card Services & Auto		Commercial Banking
	2012	2011	2012	2011	2012	2011	2012	2011
Noninterest revenue	$5,418	$6,176	$3,724	$1,380	$1,251	$1,047	$557	$502
Net interest income	1,903	2,057	3,925	4,086	3,463	3,744	1,100	1,014
Total net revenue	7,321	8,233	7,649	5,466	4,714	4,791	1,657	1,516
Provision for credit losses	(5)	(429)	(96)	1,199	738	353	77	47
Credit allocation income/(expense)(b)	—	—	—	—	—	—	—	—
Noninterest expense	4,738	5,016	5,009	4,900	2,029	1,917	598	563
Income/(loss) before income tax expense/(benefit)	2,588	3,646	2,736	(633)	1,947	2,521	982	906
Income tax expense/(benefit)	906	1,276	983	(234)	764	987	391	360
Net income/(loss)	$1,682	$2,370	$1,753	$(399)	$1,183	$1,534	$591	$546
Average common equity	$40,000	$40,000	$26,500	$25,000	$16,500	$16,000	$9,500	$8,000
Total assets	812,959	853,452	269,442	289,336	199,579	201,179	161,741	140,706
Return on average common equity	17%	24%	27%	(6)%	29%	39%	25%	28%
Overhead ratio	65	61	65	90	43	40	36	37

As of or for the three months ended March 31, (in millions, except ratios)	Treasury & Securities Services		Asset Management		Corporate/Private Equity		Reconciling Items(c)		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Noninterest revenue	$1,067	$1,137	$1,887	$2,020	$1,013	$1,478	$(531)	$(424)	$14,386	$13,316
Net interest income	947	703	483	386	16	34	(171)	(119)	11,666	11,905
Total net revenue	2,014	1,840	2,370	2,406	1,029	1,512	(702)	(543)	26,052	25,221
Provision for credit losses	2	4	19	5	(9)	(10)	—	—	726	1,169
Credit allocation income/(expense)(b)	3	27	—	—	—	—	(3)	(27)	—	—
Noninterest expense	1,473	1,377	1,729	1,660	2,769	562	—	—	18,345	15,995
Income/(loss) before income tax expense/(benefit)	542	486	622	741	(1,731)	960	(705)	(570)	6,981	8,057
Income tax expense/(benefit)	191	170	236	275	(709)	238	(705)	(570)	2,057	2,502
Net income/(loss)	$351	$316	$386	$466	$(1,022)	$722	$—	$—	$4,924	$5,555
Average common equity	$7,500	$7,000	$7,000	$6,500	$70,711	$66,915	$—	$—	$177,711	$169,415
Total assets	66,732	50,614	96,385	71,521	713,326	591,353	NA	NA	2,320,164	2,198,161
Return on average common equity	19%	18%	22%	29%	NM	NM	NM	NM	11%	13%
Overhead ratio	73	75	73	69	NM	NM	NM	NM	70	63

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
As discussed in Note 1, the Firm restated its consolidated interim financial statements for the three months ended March 31, 2012.
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

May 10, 2012, except for the effects of the restatement
described in Note 1 to the consolidated financial statements, as to which the date is August 9, 2012

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
Item 4    Controls and Procedures
The Firm’s Chairman and Chief Executive Officer and Chief Financial Officer evaluated, as of March 31, 2012, the effectiveness of the design and operation of the Firm’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) in connection with the Firm’s filing of its First Quarter Report on May 10, 2012. Based on their evaluation, the Firm’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Firm’s disclosure controls and procedures were effective.
However, as described in Subsequent Events, beginning on page 9 of this Amendment to the First Quarter Report, the Firm recently determined that a material weakness existed in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) at March 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
As a result of that determination, the Firm’s Chairman and Chief Executive Officer and Chief Financial Officer have since concluded that the Firm’s disclosure controls and procedures were not effective at March 31, 2012.
During the first quarter of 2012, the size and characteristics of the synthetic credit portfolio managed by the Firm’s Chief Investment Office ("CIO") changed significantly. These changes had a negative impact on the effectiveness of CIO’s internal controls over valuation of the synthetic credit portfolio. The identified deficiency in the CIO valuation control process was the result of issues in certain interrelated and interdependent control elements comprising that process, including insufficient engagement of CIO senior finance management in the valuation control process in light of the increased size and heightened risk profile of the synthetic credit portfolio during the first quarter of 2012, and in the effectiveness of certain procedures employed during the first quarter of 2012 by the CIO Valuation Control Group in performing the price verifications. Because these elements of the valuation control process did not operate effectively at March 31, 2012, a material weakness existed in the Firm’s internal control over financial reporting at that date.
Management has taken steps to remediate the material weakness, including enhancing CIO senior finance management supervision of the valuation control process, implementing more formal reviews of price testing calculations, and instituting more formal procedures around the establishment and monitoring of price testing thresholds. These remedial steps were substantially implemented by June 30, 2012. In accordance with the Firm’s internal control compliance program, however, the material weakness designation cannot be closed until the remediation processes have been operational for a period of time and successfully tested. Management currently expects that testing will be completed during the third quarter of 2012.
Subject to the foregoing, there was no change in the Firm’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Reference is made to Exhibits 31.1 and 31.2 for the Certification statements issued by the Firm’s Chairman and Chief Executive Officer, and Chief Financial Officer, regarding the Firm’s disclosure controls and procedures, and internal control over financial reporting, as of March 31, 2012.
Part II Other Information

Item 1    Legal Proceedings
For information that updates the disclosures set forth under Part 1, Item 3: Legal Proceedings, in the Firm’s 2011 Annual Report on Form 10-K, see the discussion of the Firm’s material litigation in Note 23 on pages 154–163 of this Form 10-Q.
Item 1A    Risk Factors
The following discussion supplements the discussion of risk factors affecting the Firm as set forth in Part I, Item 1A: Risk Factors on pages 7–17 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2011. The discussion of Risk Factors, as so supplemented, sets forth the material risk factors that could affect JPMorgan Chase’s financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Firm.
Lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect the Firm’s operations, profitability or reputation.
The Firm is committed to maintaining high standards of internal control over financial reporting and disclosure controls and procedures. Nevertheless, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in disclosure controls and procedures or in the Firm’s internal control over financial reporting may occur from time to time. On July 13, 2012, the Firm reported that it had reached a determination to restate its previously-filed interim financial statements for the first quarter of 2012 and that its previously-filed interim financial statements for the first quarter of 2012 should not be relied upon. The Firm also reported, on July 13, 2012, management’s determination that a material weakness existed in its internal control over financial reporting at March 31, 2012. These determinations related to the synthetic credit portfolio managed by its Chief Investment Office during the first quarter of 2012. As a result of the material weakness, management also concluded that the Firm’s disclosure controls and procedures were not effective at March 31, 2012. Management has taken steps to remediate the internal control deficiency, including enhancing management supervision of valuation matters. The control deficiency was substantially remediated by June 30, 2012.
There can be no assurance that the Firm’s disclosure controls and procedures will be effective in the future or that a material weakness or significant deficiency in internal control over financial reporting will not again exist. Any such lapses or deficiencies may materially and adversely affect the Firm’s business and results of operations or financial condition, restrict its ability to access the capital markets, require the Firm to expend significant resources to correct the lapses or deficiencies, expose the Firm to regulatory or legal proceedings, subject it to fines, penalties, judgments or losses not covered by insurance, harm the Firm’s reputation, or otherwise cause a decline in investor confidence.

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

175A

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
None.

Item 6    Exhibits
12.1 – Computation of ratio of earnings to fixed charges
12.2 – Computation of ratio of earnings to fixed charges and preferred stock dividend requirements
15 – Letter re: Unaudited Interim Financial Information(a)
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

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three months ended March 31, 2012 (Restated) and 2011, (ii) the Consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2012 (Restated) and 2011, (iii) the Consolidated balance sheets (unaudited) as of March 31, 2012 (Restated), and December 31, 2011, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three months ended March 31, 2012 (Restated) and 2011, (v) the Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2012 (Restated) and 2011, and (vi) the Notes to Consolidated Financial Statements (unaudited).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

Date:	August 9, 2012

	By	/s/ Shannon S. Warren
Shannon S. Warren

Managing Director and Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBITS

12.1	Computation of ratio of earnings to fixed charges

12.2	Computation of ratio of earnings to fixed charges and preferred stock dividend requirements

15	Letter re: Unaudited Interim Financial Information

31.1	Certification

31.2	Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.