Form 10-Q
period 2012-06-30
JPMORGAN CHASE & CO
filed 2012-08-09
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended	Commission file
June 30, 2012	number 1-5805

JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

Number of shares of common stock outstanding as of July 31, 2012: 3,798,753,657

FORM 10-Q

Restatement of first quarter 2012 previously-filed interim financial statements
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) restated its previously-filed interim financial statements for the quarterly period ended March 31, 2012. The restatement related to valuations of certain positions in the synthetic credit portfolio held by the Firm’s Chief Investment Office (“CIO”) and reduced the Firm’s reported net income by $459 million for the three months ended March 31, 2012. The restatement had no impact on any of the Firm’s Consolidated Financial Statements as of June 30, 2012, and December 31, 2011, or for the three and six months ended June 30, 2012 and 2011. In addition, the restatement had no impact on the Firm’s basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011.

JPMorgan Chase & Co.
Consolidated financial highlights

(unaudited) (in millions, except per share, headcount and ratio data)								Six months ended June 30,
As of or for the period ended,	2Q12		1Q12		4Q11	3Q11	2Q11	2012	2011
Selected income statement data
Total net revenue	$22,180		$26,052		$21,471	$23,763	$26,779	$48,232	$52,000
Total noninterest expense	14,966		18,345		14,540	15,534	16,842	33,311	32,837
Pre-provision profit	7,214		7,707		6,931	8,229	9,937	14,921	19,163
Provision for credit losses	214		726		2,184	2,411	1,810	940	2,979
Income before income tax expense	7,000		6,981		4,747	5,818	8,127	13,981	16,184
Income tax expense	2,040		2,057		1,019	1,556	2,696	4,097	5,198
Net income	$4,960		$4,924		$3,728	$4,262	$5,431	$9,884	$10,986
Per common share data
Net income per share: Basic	$1.22		$1.20		$0.90	$1.02	$1.28	$2.41	$2.57
Diluted	1.21		1.19		0.90	1.02	1.27	2.41	2.55
Cash dividends declared per share(a)	0.30		0.30		0.25	0.25	0.25	0.60	0.50
Book value per share	48.40		47.48		46.59	45.93	44.77	48.40	44.77
Tangible book value per share(b)	35.71		34.79		33.69	33.05	32.01	35.71	32.01
Common shares outstanding
Average: Basic	3,808.9		3,818.8		3,801.9	3,859.6	3,958.4	3,813.9	3,970.0
Diluted	3,820.5		3,833.4		3,811.7	3,872.2	3,983.2	3,827.0	3,998.6
Common shares at period-end	3,796.8		3,822.0		3,772.7	3,798.9	3,910.2	3,796.8	3,910.2
Share price(c)
High	$46.35		$46.49		$37.54	$42.55	$47.80	$46.49	$48.36
Low	30.83		34.01		27.85	28.53	39.24	30.83	39.24
Close	35.73		45.98		33.25	30.12	40.94	35.73	40.94
Market capitalization	135,661		175,737		125,442	114,422	160,083	135,661	160,083
Selected ratios
Return on common equity (“ROE”)	11%		11%		8%	9%	12%	11%	13%
Return on tangible common equity (“ROTCE”)(b)	15		15		11	13	17	15	18
Return on assets (“ROA”)	0.88		0.88		0.65	0.76	0.99	0.88	1.03
Return on risk-weighted assets(d)	1.52	(h)	1.57	(h)	1.21	1.40	1.82	1.55	1.86
Overhead ratio	67		70		68	65	63	69	63
Deposits-to-loans ratio	153		157		156	157	152	153	152
Tier 1 capital ratio	11.3	(h)	11.9	(h)	12.3	12.1	12.4	11.3	12.4
Total capital ratio	14.0	(h)	14.9	(h)	15.4	15.3	15.7	14.0	15.7
Tier 1 leverage ratio	6.7		7.1		6.8	6.8	7.0	6.7	7.0
Tier 1 common capital ratio(e)	9.9	(h)	9.8	(h)	10.1	9.9	10.1	9.9	10.1
Selected balance sheet data (period-end)
Trading assets	$417,324		$455,633		$443,963	$461,531	$458,722	$417,324	$458,722
Securities	354,595		381,742		364,793	339,349	324,741	354,595	324,741
Loans	727,571		720,967		723,720	696,853	689,736	727,571	689,736
Total assets	2,290,146		2,320,164		2,265,792	2,289,240	2,246,764	2,290,146	2,246,764
Deposits	1,115,886		1,128,512		1,127,806	1,092,708	1,048,685	1,115,886	1,048,685
Long-term debt	239,539		255,831		256,775	273,688	279,228	239,539	279,228
Common stockholders’ equity	183,772		181,469		175,773	174,487	175,079	183,772	175,079
Total stockholders’ equity	191,572		189,269		183,573	182,287	182,879	191,572	182,879
Headcount	262,882		261,453		260,157	256,663	250,095	262,882	250,095
Credit quality metrics
Allowance for credit losses	$24,555		$26,621		$28,282	$29,036	$29,146	$24,555	$29,146
Allowance for loan losses to total retained loans	3.29%		3.63%		3.84%	4.09%	4.16%	3.29%	4.16%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(f)	2.74		3.11		3.35	3.74	3.83	2.74	3.83
Nonperforming assets(g)	$11,397		$11,953		$11,315	$12,468	$13,435	$11,397	$13,435
Net charge-offs	2,278		2,387		2,907	2,507	3,103	4,665	6,823
Net charge-off rate	1.27%		1.35%		1.64%	1.44%	1.83%	1.31%	2.02%

(a)	On March 13, 2012, the Board of Directors increased the Firm’s quarterly stock dividend from $0.25 to $0.30 per share.

(b)
Tangible book value per share and ROTCE are non-GAAP financial ratios. ROTCE measures the Firm’s earnings as a percentage of tangible common equity. Tangible book value per share represents the Firm’s tangible common equity divided by period-end common shares. For further discussion of these ratios, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 16–17 of this Form 10-Q.

(c)
Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.

(d)	Return on Basel I risk-weighted assets is the annualized earnings of the Firm divided by its average risk-weighted assets.

(e)
Basel I Tier 1 common capital ratio (“Tier 1 common ratio”) is Tier 1 common capital (“Tier 1 common”) divided by risk-weighted assets. The Firm uses Tier 1 common capital along with the other capital measures to assess and monitor its capital position. For further discussion of Tier 1 common capital ratio, see Regulatory capital on pages 60–62 of this Form 10-Q.

(f)	Excludes the impact of residential real estate purchased credit-impaired (“PCI”) loans. For further discussion, see Allowance for credit losses on pages 93–95 of this Form 10-Q.

(g)
Prior to the first quarter of 2012, reported amounts had only included defaulted derivatives; effective in the first quarter of 2012, reported amounts in all periods include both defaulted derivatives as well as derivatives that have been risk rated as nonperforming.

(h)	These ratios have been revised. For further information see Regulatory developments on pages 11-12 and Regulatory capital on pages 60-62.

INTRODUCTION
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase. See the Glossary of terms on pages 212–218 for definitions of terms used throughout this Form 10-Q.
The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. For a discussion of such risks and uncertainties, see Forward-looking Statements on page 111 and Part II, Item 1A: Risk Factors, on pages 219–222 of this Form 10-Q, and Part I, Item 1A, Risk Factors, on pages 7–17 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (“2011 Annual Report” or “2011 Form 10-K”), to which reference is hereby made.
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm has $2.3 trillion in assets and $191.6 billion in stockholders’ equity as of June 30, 2012. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing, asset management and private equity. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national bank with U.S. branches in 23 states, and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national bank that is the Firm’s credit card–issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities LLC (“JPMorgan Securities”), the Firm’s U.S. investment banking firm. The bank and nonbank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. One of the Firm’s principal operating subsidiaries in the United Kingdom (“U.K.”) is J.P. Morgan Securities plc (formerly J.P. Morgan Securities Ltd.), a subsidiary of JPMorgan Chase Bank, N.A.
JPMorgan Chase’s activities are organized, for management reporting purposes, into six major business segments. In addition, there is a Corporate/Private Equity segment. The Firm’s wholesale businesses comprise the Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management segments. The Firm’s consumer businesses comprise the Retail Financial Services and Card Services & Auto segments. A description of the Firm’s business segments, and the products and services they provide to their respective client bases, follows.
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
Retail Financial Services
Retail Financial Services (“RFS”) serves consumers and businesses through personal service at bank branches and through ATMs, online and mobile banking and telephone banking. RFS is organized into Consumer & Business Banking and Mortgage Banking (including Mortgage Production and Servicing, and Real Estate Portfolios). Consumer & Business Banking offers deposit and investment products and services to consumers and lending, deposit and cash management, and payment solutions to small businesses. Mortgage Production and Servicing includes mortgage origination and servicing activities. Real Estate Portfolios comprises residential mortgages and home equity loans, including the PCI portfolio acquired in the Washington Mutual transaction. Customers can use more than 5,500 bank branches (third largest nationally) and more than 18,100 ATMs (largest nationally), as well as online and mobile banking around the clock. More than 33,300 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. As one of the largest mortgage originators in the U.S., Chase helps customers buy or refinance homes resulting in approximately $150 billion of mortgage originations annually. Chase also services approximately 8 million mortgages and home equity loans.
Card Services & Auto
Card Services & Auto (“Card”) is one of the nation’s largest credit card issuers, with nearly $125 billion in credit card loans. Customers have nearly 64 million open credit card accounts (excluding the commercial card portfolio), and used Chase credit cards to meet nearly $183 billion of their spending needs in the six months ended June 30, 2012. Through its Merchant Services business, Chase Paymentech Solutions, Card is a global leader in payment processing and merchant acquiring. Consumers also can obtain loans through more than 17,300 auto dealerships and 2,000 schools and universities nationwide.

Commercial Banking
Commercial Banking (“CB”) delivers extensive industry knowledge, local expertise and dedicated service to U.S. and U.S. multinational clients, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from $10 million to $2 billion. In addition, CB provides financing to real estate investors and owners. Partnering with the Firm’s other businesses, CB provides comprehensive financial solutions, including lending, treasury services, investment banking and asset management to meet its clients’ domestic and international financial needs.
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
In addition to the six major reportable business segments outlined above, the following is a description of Corporate/Private Equity.
Corporate/Private Equity
The Corporate/Private Equity sector comprises Private Equity, Treasury, Chief Investment Office, corporate staff units and expense that is centrally managed. Treasury and CIO manage capital, liquidity and structural risks of the Firm. The corporate staff units include Central Technology and Operations, Audit, Executive, Finance, Human Resources, Corporate Marketing, Internet & Mobile, Legal & Compliance, Global Real Estate, General Services, Risk Management, and Corporate Responsibility & Public Policy. Other centrally managed expense includes the Firm’s occupancy and pension-related expense that are subject to allocation to the businesses.

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
Economic environment
The global economy continued to expand in the first half of 2012, but the pace of activity slowed somewhat in response to stress in Europe’s economies. Asia’s developing economies continued expanding, although growth slowed significantly. Overall, the slowdown eased inflationary pressures and allowed policy makers to relax earlier tightening moves. During the second quarter there was some moderation in U.S. economic growth. U.S. labor market conditions continued to improve albeit at a slower pace in the second quarter, and the unemployment rate was unchanged from the first quarter. Household spending continued to advance but slowed in the spring. The U.S. housing sector showed promising signs of improvement, with housing starts up and surveys of home builders growing increasingly upbeat. The multifamily and rental sector continued to benefit from robust demand. Business fixed investment, although soft in recent months, also remained solid. Inflation eased and longer-term inflation expectations remained stable, as oil and gasoline prices eased during the second quarter.
Strains in the global financial markets eased following measures taken by the European Central Bank in the fourth quarter of 2011 to support bank lending and money market activity. Relief was short-lived, however, as there were renewed worries, including concerns about Spain and Italy. Later in the second quarter, concerns again eased somewhat as Europe’s leaders laid out a roadmap to deal with their fiscal and banking strains and to continue to strengthen the integration of their economies. Although fears that the monetary union might break up receded, Europe’s financial crisis continued to weigh on investor confidence.
Looking forward, the U.S. economy is likely to be affected by the fiscal debate over taxes and spending expected to occur later in 2012. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) maintained the target range for the federal funds rate at zero to one-quarter percent and guided that economic conditions are likely to warrant exceptionally low levels for the federal funds rate, at least through late 2014.

Financial performance of JPMorgan Chase
	Three months ended June 30,			Six months ended June 30,
(in millions, except per share data and ratios)	2012	2011	Change	2012	2011	Change
Selected income statement data
Total net revenue	$22,180	$26,779	(17)%	$48,232	$52,000	(7)%
Total noninterest expense	14,966	16,842	(11)	33,311	32,837	1
Pre-provision profit	7,214	9,937	(27)	14,921	19,163	(22)
Provision for credit losses	214	1,810	(88)	940	2,979	(68)
Net income	4,960	5,431	(9)	9,884	10,986	(10)
Diluted earnings per share	1.21	1.27	(5)%	2.41	2.55	(5)%
Return on common equity	11%	12%		11%	13%
Capital ratios
Tier 1 capital	11.3	12.4
Tier 1 common	9.9	10.1

Business Overview
JPMorgan Chase reported second-quarter 2012 net income of $5.0 billion or $1.21 per share, on net revenue of $22.2 billion. Net income declined by $471 million, or 9%, compared with net income of $5.4 billion, or $1.27 per share, in the second quarter of 2011. ROE for the quarter was 11%, compared with 12% for the prior-year quarter. Results in the second quarter of 2012 included the following significant items: $4.4 billion pretax loss ($0.69 per share after-tax reduction in earnings) from the synthetic credit portfolio held by the Firm’s CIO – see Recent developments on pages 10-11 of this Form 10-Q; $1.0 billion pretax benefit ($0.16 per share after-tax increase in earnings) from securities gains in CIO’s investment securities portfolio; $2.1 billion pretax benefit ($0.33 per share after-tax increase in earnings) from a reduction in the allowance for loan losses, mostly for mortgage and credit card; $0.8 billion pretax gain ($0.12 per share after-tax increase in earnings) from debit valuation adjustments (“DVA”) in the Investment Bank; $0.5 billion pretax gain ($0.09 per share after-tax increase in earnings) reflecting the expected recovery on a Bear Stearns-related subordinated loan in Corporate. The tax rate used for each of the above significant items is 38%; for additional information, see the discussion at the end of this section on pages 8–9.
The decrease in net income from the second quarter of 2011 was driven by lower net revenue, largely offset by lower noninterest expense and a lower provision for credit losses. The decrease in net revenue as compared with the prior year was due to $4.4 billion of principal transactions losses from the synthetic credit portfolio held by CIO and lower investment banking fees, partially offset by higher mortgage fees and related income. Net interest income decreased compared with the prior year, reflecting the impact of low interest rates, as well as lower average trading asset balances, higher financing costs associated with mortgage-backed securities, and the runoff of higher-yielding loans, largely offset by lower other borrowing and deposit costs.
Results in the second quarter of 2012 reflected positive credit trends for the consumer real estate and credit card portfolios. The provision for credit losses was $214 million, down $1.6 billion, or 88%, from the prior year. The total consumer provision for credit losses was $171 million, down $1.8 billion from the prior year. The decrease in the consumer provision reflected a $2.1 billion reduction of the related allowance for loan losses predominantly related to the mortgage and credit card portfolios as delinquency trends improved and estimated losses declined, and to a lesser extent, a refinement of the Firm’s incremental loss estimates with respect to certain mortgage borrower assistance programs. Consumer net charge-offs were $2.3 billion, compared with $3.0 billion in the prior year, resulting in net charge-off rates of 2.14% and 2.74%, respectively. Excluding the PCI portfolio, the consumer net charge-off rates were 2.51% and 3.25%, respectively. The wholesale provision for credit losses was $43 million compared with a benefit of $117 million in the prior year. The current quarter provision primarily reflected loan growth and other portfolio activity. Wholesale net charge-offs were $9 million, compared with $80 million in the prior year, resulting in net charge-off rates of 0.01% and 0.14%, respectively. The Firm’s allowance for loan losses to end-of-period loans retained was 2.74%, compared with 3.83% in the prior year. The Firm’s nonperforming assets totaled $11.4 billion at June 30, 2012, down from the prior-year level of $13.4 billion and down from the prior-quarter level of $12.0 billion.
Loans increased $37.8 billion from the second quarter of 2011; this increase was due to a $54.0 billion increase in the wholesale loan portfolio, mainly in CB, IB and AM, partly offset by a $16.2 billion decrease in the consumer loan portfolio, reflecting net runoff, primarily in the real estate portfolios.
Noninterest expense decreased from the prior year driven by lower noncompensation expense. The prior year noninterest expense included a total of $2.3 billion of litigation expense, predominantly for mortgage-related matters, and expense for the estimated costs of foreclosure-related matters.
While several significant items affected the Firm’s results, overall, the Firm’s underlying business performance in the second quarter was solid. IB maintained its #1 ranking in

Global Investment Banking Fees for the quarter and reported a 29% increase in loans retained compared with the prior year. Consumer & Business Banking within RFS increased average deposits by 8% compared with the prior year; Business Banking loan originations were up 14% compared with the prior year. Mortgage Banking (also within Retail Financial Services) origination volume increased 29% from the prior year, including record retail channel originations, up 26% from the prior year. In the Card business, credit card sales volume (excluding Commercial Card) was up 12% compared with the second quarter of 2011. CB reported record revenue and its eighth consecutive quarter of loan growth. TSS reported assets under custody of $17.7 trillion, up 4%, and AM reported its thirteenth consecutive quarter of positive net long-term product flows into assets under management.
Net income for the first six months of 2012 was $9.9 billion, or $2.41 per share, compared with $11.0 billion, or $2.55 per share, in the first half of 2011. The decrease was driven by a decline in net revenue, partially offset by a lower provision for credit losses. The decline in net revenue for the first six months of the year was driven by lower principal transactions revenue, reflecting $5.8 billion of principal transactions losses from the synthetic credit portfolio held by CIO, and lower investment banking fees, largely offset by higher mortgage fees and related income. The lower provision for credit losses reflected an improved credit environment. Noninterest expense was flat compared with the first six months of 2011.
The Firm continued to strengthen its balance sheet, ending the second quarter with Basel I Tier 1 common capital of $130 billion, or 9.9%, compared with $121 billion, or 10.1%, from second quarter of 2011. The Firm estimated that its Basel III Tier 1 common ratio was approximately 7.9% at June 30, 2012, taking into account the impact of final Basel 2.5 rules and the Federal Reserve’s recent Notice of Proposed Rulemaking (“NPR”). (The Basel I and III Tier 1 common ratios are non-GAAP financial measures, which the Firm uses along with the other capital measures, to assess and monitor its capital position. For further discussion of the Tier 1 common capital ratios, see Regulatory capital on pages 60–62 of this Form 10-Q.)
JPMorgan Chase serves clients, consumers and companies, and communities around the globe. During the first half of 2012, the Firm provided credit and raised capital of approximately $890 billion for its commercial and consumer clients. This included more than $10 billion of credit to U.S. small businesses in the first six months, up 35% compared with the prior year; and nearly $29 billion of capital raised for and credit provided to more than 900 nonprofit and government entities in the first six months of 2012. The Firm originated over 425,000 mortgages in the first six months of 2012 and remains committed to helping struggling homeowners. Even in this difficult economy, the Firm added thousands of new employees across the country — over 62,000 since January 2008. In 2011, the Firm founded the “100,000 Jobs Mission”, a partnership with 54 other companies to hire 100,000 U.S. veterans by the year 2020. The Firm has hired more than 4,000 veterans since the beginning of 2011, in addition to the thousands of veterans who already worked at JPMorgan Chase.
Investment Bank net income decreased from the prior year as lower net revenue and a provision for credit losses, compared with a benefit in the prior year, were largely offset by lower noninterest expense. Net revenue included a $755 million gain from DVA. Fixed Income and Equity Markets revenue, excluding DVA, decreased compared with the prior year and reflected the impact of weaker market conditions, with solid client revenue. Investment banking fees also decreased compared with prior year, reflecting lower industry-wide volumes. Lower compensation expense drove the decline in noninterest expense from the prior-year level.
Retail Financial Services net income increased compared with the prior year, driven by higher net revenue and a benefit from the provision for credit losses. The increase in net revenue was driven by higher mortgage fees and related income, partially offset by lower net interest income and lower debit card revenue. The provision for credit losses was a benefit in the second quarter of 2012, compared with an expense in the prior year, and reflected a $1.4 billion reduction in the allowance for loan losses, primarily due to lower estimated losses as mortgage delinquency trends continued to improve, and to a lesser extent, a refinement of the Firm’s incremental loss estimates with respect to certain mortgage borrower assistance programs. The prior-year provision for credit losses reflected higher net charge-offs. Noninterest expense decreased compared with the prior year which included approximately $1.0 billion of incremental expense related to foreclosure-related matters.
Card Services & Auto net income decreased compared with the prior year driven by a lower reduction in the allowance for loan losses. The current-quarter provision reflected lower net charge-offs and a reduction of $751 million in the allowance for loan losses due to lower estimated losses. The prior-year provision included a reduction of $1.0 billion in the allowance for loan losses. The decline in net revenue was driven by narrower loan spreads and higher amortization of direct loan origination costs, partially offset by higher net interchange income and lower revenue reversals associated with lower net charge-offs. Credit card sales volume, excluding the Commercial Card portfolio, was up 12% from the second quarter of 2011. The increase in noninterest expense was due to additional expense related to a non-core product that is being exited.
Commercial Banking net income increased, driven by a benefit from the provision for credit losses and an increase in net revenue, partially offset by higher expense. Record net revenue for the second quarter of 2012 reflected higher net interest income driven by growth in liability and loan balances, partially offset by spread compression on loan and liability products, compared with the prior year. The increase in noninterest expense reflected higher headcount-related expense and regulatory deposit insurance assessments.
Treasury & Securities Services net income increased compared with the prior year reflecting higher net revenue. Growth in TS net revenue was driven by higher deposit balances, higher trade finance loan volumes, and spreads. WSS also contributed to the increase in net revenue due to higher deposit balances.
Asset Management net income decreased, reflecting lower net revenue and higher provision for credit losses, partially offset by lower noninterest expense. The decline in net revenue was primarily due to lower performance fees, lower valuations of seed capital investments and the effect of lower market levels, largely offset by higher net interest revenue reflecting higher deposit and loan balances and net product inflows. Assets under supervision at the end of the second quarter of 2012 were $2.0 trillion, including assets under management of $1.3 trillion, both relatively flat compared with the prior year and prior quarter as net inflows to long-term products were offset by the effect of lower market levels and net outflows from liquidity products. Noninterest expense decreased compared with the prior year, due to the absence of prior-year non-client-related litigation expense and lower performance-based compensation.
Corporate/Private Equity reported a net loss in the second quarter of 2012 compared with net income in the second quarter of 2011. Net income and revenue in Private Equity declined, primarily due to lower gains on sales and lower net valuation gains on private investments, partially offset by higher gains on public securities. Treasury and CIO reported a net loss, compared with net income in the prior year. The quarter’s net loss reflected $4.4 billion of principal transactions losses from the synthetic credit portfolio held by CIO, partially offset by securities gains of $1.0 billion. Net interest income was a minimal loss, compared with income in the prior year, reflecting higher financing costs associated with mortgage backed securities. Other Corporate reported net income, compared with a net loss in the prior year, including a $545 million pretax gain reflecting the expected recovery on a Bear Stearns-related subordinated loan. Noninterest expense declined compared with the prior year. The current quarter included $335 million of litigation expense. The prior year included $1.3 billion of additional litigation expense, which was predominantly for mortgage-related matters.
Note: The Firm uses a single U.S.-based, blended marginal tax rate of 38% (“the marginal rate”) to report the estimated after-tax effects of each significant item affecting net income. This rate represents the weighted-average marginal tax rate for the U.S. consolidated tax group. The Firm uses this single marginal rate to reflect the tax effects of all significant items because (a) it simplifies the presentation and analysis for management and investors; (b) it has proved to be a reasonable estimate of the marginal tax effects; and (c) often there is uncertainty at the time a significant item is disclosed regarding its ultimate tax outcome.

2012 Business outlook
The following forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 111 and Risk Factors on pages 219–222 of this Form 10-Q.
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
In the Consumer & Business Banking business within RFS, the Firm estimates that deposit spread compression, given the current low interest rate environment, will negatively affect 2012 net income by approximately $400 million. It is possible that this decline may be offset by strong deposit balance growth. Although, the exact extent of any such deposit growth, cannot be determined at this time. In addition, the effect of the Durbin Amendment will likely reduce annualized net income in RFS by approximately $600 million.
In the Mortgage Production and Servicing business within RFS, management expects to continue to incur elevated default and foreclosure-related costs, including additional costs associated with the Firm’s mortgage servicing processes, particularly its loan modification and foreclosure procedures. (See Mortgage servicing-related matters on pages 89–91 and Note 16 on pages 184–186 of this Form 10-Q.) In addition, management believes that the high production margins experienced in the second quarter of 2012 will not be sustainable over time. In Mortgage Production and Servicing, management expects continued elevated levels of repurchases of mortgages previously sold, predominantly to U.S. government-sponsored entities (“GSEs”). However, based on current trends and estimates, the existing mortgage repurchase liability is expected to be sufficient to cover such losses.
For Real Estate Portfolios within RFS, management believes that total quarterly net charge-offs are likely to be below $750 million and will continue to trend down thereafter, subject to economic uncertainty. If positive credit trends in the residential real estate portfolio continue or accelerate and economic uncertainty does not increase, the related allowance for loan losses will be reduced over time. Given management’s current estimate of net portfolio runoff levels, the residential real estate portfolio is expected to decline by approximately 10% to 12% in 2012 from year-end 2011 levels. This reduction in the residential real estate portfolio is expected to reduce net interest income by approximately $500 million in 2012. However, over time, the reduction in net interest income is expected to be more than offset by an improvement in credit costs and lower expenses. In addition, as the portfolio continues to run off, management anticipates that up to $1 billion of capital may become available for redeployment each year, subject to the capital requirements associated with the remaining portfolio.
In Card, the net charge-off rate for the credit card portfolio could decrease in the third quarter of 2012 to approximately 3.75%. The Firm expects that further reductions in the allowance for loan losses for the credit card portfolio may be at or near an end in light of the current stage of the credit cycle within the credit card business.
The currently anticipated results for RFS and Card described above could be affected by adverse economic conditions, including, as applicable, further declines in U.S. housing prices or increases in the unemployment rate. Given ongoing weak economic conditions, management continues to closely monitor the portfolios in these businesses.
In Private Equity, within the Corporate/Private Equity segment, earnings will likely continue to be volatile and influenced by capital markets activity, market levels, the performance of the broader economy and investment-specific issues.
For Treasury and CIO, within the Corporate/Private Equity segment, management currently expects quarterly net losses of approximately $200 million, which may vary positively or negatively by approximately $200 million and will depend on decisions related to the positioning of the investment securities portfolio. Also, in connection with the Firm’s redemption of approximately $9 billion of trust preferred capital debt securities on July 12, 2012, management expects to record a pretax extinguishment gain of approximately $900 million related to adjustments applied to the cost basis of the securities during the period that the securities were in a qualifying hedge accounting relationship. With respect to the trust preferred capital debt securities that have been redeemed, management also expects to realize a gross reduction in net interest expense of approximately $300 million for the remainder of 2012 and approximately $650 million for 2013. These savings could be partially offset by the cost associated with other funding alternatives.
For Other Corporate, within the Corporate/Private Equity segment, management expects quarterly net income (excluding litigation expense) to be approximately $100 million, which is likely to vary each quarter.

The Firm’s net yield on interest earning assets is expected to be under modest pressure in the third quarter of 2012, reflecting the continued low interest rate environment.
The Firm’s total noninterest expense for the second half of 2012, excluding Corporate litigation expense, compensation expense for the IB and expense for foreclosure-related matters, is expected to be flat relative to the level for the first half of 2012. This is higher than previously expected predominantly due to higher costs in Mortgage Banking as a result of higher production costs associated with strong origination volumes and higher default-related servicing costs, including costs associated with the Consent Orders entered into with banking regulators relating to its residential mortgage servicing. See Mortgage servicing-related matters on pages 89-91 of this Form 10-Q for a discussion of the Consent Orders. The Firm’s noninterest expense is also expected to reflect higher costs associated with compliance and legal fees, and higher regulatory deposit insurance assessments.
The Firm intends to resubmit its capital plans to the Board of Governors of the Federal Reserve under the Federal Reserve's Comprehensive Capital Analysis and Review (CCAR) process and hopes to recommence its equity repurchase program in the first quarter of 2013, subject to the Board's completion of its work on CIO and the Firm's receiving no objection from the Federal Reserve to the re-submitted capital plan. The Firm will continue to pay a quarterly common stock dividend of $0.30 per share.

Recent developments
On July 13, 2012, the Firm reported that it had reached a determination to restate its previously-filed interim financial statements for the quarterly period ended March 31, 2012. The restatement had the effect of reducing the Firm’s reported net income for the three months ended March 31, 2012 by $459 million. The restatement relates to valuations of certain positions in the synthetic credit portfolio of the Firm’s CIO. The Firm’s year-to-date principal transactions revenue, total net revenue and net income and the year-to-date principal transactions revenue, total net revenue and net income of the Firm’s CIO have remained unchanged as a result of the restatement. The Firm reached the determination to restate on July 12, 2012, following management review of the matter with the Audit Committee of the Firm’s Board of Directors on the same day.
The restatement resulted from information that came to the Firm’s attention in the days preceding July 12, 2012, as a result of management’s internal review of activities related to CIO’s synthetic credit portfolio. Under Firm policy, the positions in the portfolio are to be marked at fair value, based on the traders’ reasonable judgment as to the prices at which transactions could occur. As an independent check on those marks, the CIO’s valuation control group (“VCG”), a finance function within CIO, verifies that the trader marks are within pre-established price testing thresholds around external “mid-market” benchmarks and, if not, adjusts trader marks that are outside the relevant threshold. The thresholds consider market bid/offer spreads and are intended to establish a range of reasonable fair value estimates for each relevant position. At March 31, 2012, the trader marks, subject to the VCG verification process, formed the basis for preparing the Firm’s reported first quarter results.
Specifically, information that came to management’s attention raised questions about the integrity of the trader marks, and suggested that certain individuals may have been seeking to avoid showing the full amount of the losses being incurred in the portfolio for the three months ended March 31, 2012. As a result, the Firm was no longer confident that the trader marks used to prepare the Firm’s reported first quarter results (although within the established thresholds) reflected good faith estimates of fair value at March 31, 2012. The Firm consequently concluded that the Firm’s previously-filed interim financial statements for the quarterly period ended March 31, 2012, should no longer be relied upon. On August 9, 2012, the Firm filed an amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which included restated financial statements reflecting adjusted valuations of the positions in the synthetic credit portfolio held by CIO as of March 31, 2012, based on external “mid-market” benchmarks, adjusted for liquidity considerations. While there are a range of acceptable values for such positions, the Firm believes this approach represented an objective valuation and was reasonable under the circumstances. The information in this Form 10-Q reflects the restated amounts for the first quarter of 2012.
Management also determined that a material weakness existed in the Firm’s internal control over financial reporting at March 31, 2012. During the first quarter of 2012, the size and characteristics of the synthetic credit portfolio changed significantly. These changes had a negative impact on the effectiveness of CIO’s internal controls over valuation of the synthetic credit portfolio. Management has taken steps to remediate the internal control deficiency, including enhancing management supervision of valuation matters. The control deficiency was substantially remediated by June 30, 2012, although the remedial processes remain subject to testing. For information concerning the remedial changes in, and related testing of, the Firm’s internal control over financial reporting, see Part I, Item 4: Controls and Procedures on page 219 of this Form 10-Q.
As part of its internal review, management also concluded that CIO’s governance and risk management had been ineffective in dealing with the growth in the size and complexity of the synthetic credit portfolio during the first quarter of 2012; CIO risk limits were not sufficiently granular; and the approval and implementation during the first quarter of 2012 of the CIO VaR model related to the synthetic credit portfolio had been inadequate. The Firm has taken several steps to remediate these issues, including:

(i)	revamping CIO’s leadership, by appointing a new management team, and enhancing talent and resources in key support functions;

(ii)	instituting new committees to improve risk governance and controls and ensure tighter linkages between CIO, Treasury and other activities in the Corporate sector;

(iii)	refocusing CIO on its core mandate of managing the Firm’s investment portfolio;

(iv)	introducing more granular risk limits for the CIO portfolio; and

(v)	improving CIO’s internal controls around valuation and enhancing key business processes and reporting in CIO.
In addition, the Firm has clarified the roles among the Model Risk and Development Group within the Risk function, the line of business risk management function and front office personnel in connection with the development, approval, implementation and monitoring of risk models. The Firm has also enhanced oversight by the Model Risk and Development Group of implemented models, including establishing a new team within the Model Risk and Development Group to review model usage and the soundness of the line of business model operational environment. For further information on model risk oversight and review, see “Market Risk Management” on pages 96-102 of this Form 10-Q.
Management discussed the matters described above with its Board of Directors, and with the special committee of the Board of Directors that is reviewing management’s internal review of CIO activities.
The Firm continues to actively manage the risks in the CIO synthetic credit portfolio. The synthetic credit portfolio was a portfolio of credit derivatives, including short and long positions, intended to protect the Firm in a stressed credit environment. The portfolio performed as expected between 2007 through 2011, generating approximately $2.0 billion in gains during that period. As noted above, during the first quarter of 2012, the size and characteristics of the portfolio changed significantly, thereby significantly increasing the associated risks. During the three and six months ended June 30, 2012, the synthetic credit portfolio held by CIO incurred losses of $4.4 billion and $5.8 billion, respectively. As of July 13, 2012, management’s stress testing of the synthetic credit portfolio indicated that it is possible that the portion of the portfolio that was transferred to the IB (see below for further information on the transfer) could, under certain extreme, simulated scenarios, incur additional losses of between approximately $800 million and $1.7 billion.
The new CIO management team actively reduced the net notionals of the portfolio and appreciably reduced the risk profile of the portfolio during the second quarter. As of July 2, 2012, substantially all of the synthetic credit portfolio (other than a portion aggregating to approximately $12 billion of notionals as further discussed below) was transferred to the Firm’s IB, which has the expertise, trading platforms and market franchise to manage these positions to maximize their economic value. The synthetic credit trading group within CIO has been closed.
As part of its refocused asset-liability management mandate, CIO will continue to invest in high quality securities that are generally accounted for as available-for-sale. In June 2012, CIO identified a limited number of index credit derivatives within the synthetic credit portfolio aggregating to approximately $12 billion of notionals to offset potential losses in a portion of the available-for-sale (“AFS”) securities portfolio in a stressed credit environment. As of July 13, 2012, these positions retained by CIO aggregated to $11 billion of notionals, and will continue to be reduced further over time based on the Firm’s view of changes in the macro economic environment. For further information regarding the CIO, see Corporate/Private Equity on pages 49-52 of this Form 10-Q.
All CIO managers based in London with responsibility for the synthetic credit portfolio have been separated from the Firm. The Firm is seeking to claw back certain compensation from these individuals.
Management’s internal review of the CIO-related matters is ongoing. If the Firm obtains additional information material to its periodic financial reports, it will make appropriate disclosure.
The reported trading losses have resulted in litigation against the Firm, as well as heightened regulatory scrutiny, and may lead to additional regulatory or legal proceedings. Such regulatory and legal proceedings may expose the Firm to fines, penalties, judgments or losses, harm the Firm’s reputation or otherwise cause a decline in investor confidence. For a description of the regulatory and legal developments relating to the CIO matters described above, see Note 23 on page 198 of this Form 10-Q. See also Part II, Item 1A, Risk Factors, beginning on page 219 of this Form 10-Q.
Regulatory developments
JPMorgan Chase is subject to regulation under state and federal laws in the U.S., as well as the applicable laws of each of the various other jurisdictions outside the U.S. in which the Firm does business. The Firm is currently experiencing a period of unprecedented change in regulation and supervision, and such changes could have a significant impact on how the Firm conducts business. The Firm continues to work diligently in assessing and understanding the implications of the regulatory changes it is facing, and is devoting substantial resources to implementing all the new rules and regulations while meeting the needs and expectations of its clients. In June 2012, the U.S. federal banking agencies published final rules on Basel 2.5 that will go into effect on January 1, 2013 and result in additional capital requirements for trading positions and securitizations. Also, in June 2012, the U.S. federal banking agencies published for comment a

Notice of Proposed Rulemaking (the “NPR”) for implementing the Capital Accord, commonly referred to as “Basel III”, in the United States. For further information on these rules, see Capital Management on pages 60–63 of this Form 10-Q.
The Firm expects heightened scrutiny by its regulators of its compliance with new and existing regulations, such as the Unfair and Deceptive Acts and Practices act, Anti Money Laundering regulations, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act,  and regulations promulgated by the Office of Foreign Assets Control, among others.   As a result, the Firm expects that it will more frequently be the subject of more formal enforcement actions for violations of law, rather than such matters being resolved through informal supervisory processes. While the Firm has made a preliminary assessment of the likely impact of this heightened  regulatory scrutiny and  anticipated changes in law , the Firm cannot, given the current status of regulatory and supervisory developments, quantity the possible effects on its business and operations of all the significant changes that are currently underway.
On August 8, 2012, the Firm was informed by the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Bank of New York that they had determined that the Firm and JPMorgan Chase Bank, N.A. should amend their respective Basel I risk weighted assets (“RWA”) at both March 31, 2012 and June 30, 2012. The determination relates to an adjustment to the Firm’s regulatory capital ratios to reflect regulatory guidance regarding a limited number of market risk models used for certain positions held by the Firm during the first half of the year, including the CIO synthetic credit portfolio. The Firm believes that, as a result of portfolio management actions and enhancements it will be making to certain of its market risk models, these adjustments will be significantly reduced by the end of 2012.
As a result of the banking regulators’ determination, the Firm’s consolidated Basel I Tier I common ratio, its Basel I Tier I capital ratio, and its Basel I total capital ratio have been revised to 9.9%, 11.3% and 14.0%, respectively, at June 30, 2012, compared to 10.3%, 11.7%, and 14.5%, respectively at such date; and have been revised to 9.8%, 11.9%, and 14.9%, respectively, at March 31, 2012, from 10.3%, 12.6%, and 15.6%, respectively at such date. In addition, the JPMorgan Chase Bank, N.A.’s Basel I Tier 1 capital ratio and Basel I Total capital ratio have been revised to 9.2%, and 12.5%, respectively, at June 30, 2012, and have been revised to 9.0% and 12.4% respectively, at March 31, 2012. For additional information see Regulatory capital on pages 60-62 of this Form 10-Q.

Subsequent events – Business segment changes
On July 27, 2012, the Firm announced that it will be reorganizing its business segments to reflect the manner in which the segments will be managed. As a result, Retail Financial Services and Card Services & Auto businesses will be combined to form the Consumer & Community Banking segment. The Investment Bank and Treasury & Securities Services businesses will be combined to form the Corporate & Investment Bank segment. Asset Management and Commercial Banking will remain unchanged. In addition, Corporate/Private Equity will not be affected.

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2012 and 2011. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 107–109 of this Form 10-Q and pages 168–172 of JPMorgan Chase’s 2011 Annual Report.

Revenue
	Three months ended June 30,			Six months ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Investment banking fees	$1,257	$1,933	(35)%	$2,638	$3,726	(29)%
Principal transactions	(427)	3,140	NM	2,295	7,885	(71)
Lending- and deposit-related fees	1,546	1,649	(6)	3,063	3,195	(4)
Asset management, administration and commissions	3,461	3,703	(7)	6,853	7,309	(6)
Securities gains	1,014	837	21	1,550	939	65
Mortgage fees and related income	2,265	1,103	105	4,275	616	NM
Credit card income	1,412	1,696	(17)	2,728	3,133	(13)
Other income	506	882	(43)	2,018	1,456	39
Noninterest revenue	11,034	14,943	(26)	25,420	28,259	(10)
Net interest income	11,146	11,836	(6)	22,812	23,741	(4)
Total net revenue	$22,180	$26,779	(17)%	$48,232	$52,000	(7)%
Total net revenue for the second quarter of 2012 was $22.2 billion, a decrease of $4.6 billion, or 17%, from the second quarter of 2011. For the first six months of 2012, total net revenue was $48.2 billion, a decrease of $3.8 billion, or 7%, from the first six months of 2011. In both periods lower principal transactions revenue, net interest income and investment banking fees were partially offset by higher mortgage fees and related income.
Investment banking fees for both the second quarter and first six months of 2012 decreased compared with the prior year due to lower industry volumes. For additional information on investment banking fees, which are primarily recorded in IB, see IB segment results on pages 20–24 of this Form 10-Q.
Principal transactions revenue decreased compared with both the second quarter and first six months of 2011. The decrease was largely driven by principal transactions losses in the synthetic credit portfolio held by CIO of $4.4 billion in the second quarter and $5.8 billion for the first half of 2012, and to a lesser extent, lower private equity gains. These factors were partially offset by higher market-making revenue in IB and a $545 million gain in Other Corporate representing the expected recovery on a Bear Stearns-related subordinated loan. Principal transactions revenue in IB included a $755 million gain from DVA on certain structured and derivative liabilities, resulting from the widening of the Firm’s credit spreads. Excluding the impact of DVA, principal transactions revenue was slightly above prior periods, reflecting solid client revenue in IB’s market-making businesses. For additional information on principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 20–24 and 49–52, respectively, and Note 6 on pages 144–145 of this Form 10-Q.

Lending- and deposit-related fees decreased slightly in both the second quarter and first six months of 2012 compared with the prior year. The decrease was spread across the wholesale and consumer businesses of the Firm. For additional information on lending- and deposit-related fees, which are mostly recorded in RFS, CB, TSS and IB, see RFS on pages 25–34, CB on pages 38–40, TSS on pages 41–44 and IB segment results on pages 20–24 of this Form 10-Q.
Asset management, administration and commissions revenue decreased from the second quarter and first six months of 2011. The decrease for both periods was largely driven by lower performance fees and the effect of lower market levels in AM, as well as lower brokerage commissions in IB. For additional information on these fees and commissions, see the segment discussions for AM on pages 45–48 and TSS on pages 41–44 of this Form 10-Q.
Securities gains increased from both the second quarter and first six months of 2011. Results in both comparable periods were primarily due to the repositioning of the CIO AFS portfolio. For additional information on securities gains see the Corporate/Private Equity segment discussion on pages 49–52 of this
Form 10-Q.
Mortgage fees and related income increased compared with the second quarter of 2011, driven largely by higher production revenue, reflecting wider margins, driven by market conditions and mix, and higher volumes, due to a favorable refinancing environment, including the impact of the Home Affordable Refinancing Programs (“HARP”), as well as higher net mortgage servicing revenue. Mortgage fees and related income increased compared with the first six months of 2011, driven largely by higher production revenue, as well as a favorable swing in the MSR risk management results (reflecting a gain of $426 million for the first six months of 2012, compared with a loss of $1.2 billion for the first six months of 2011). For additional information on mortgage fees and related income, which is recorded primarily in RFS, see RFS’s Mortgage Production and Servicing discussion on pages 29–31, and Note 16 on pages 184–187 of this Form 10-Q. For additional information on repurchase losses, see the Mortgage repurchase liability discussion on pages 56–59 and Note 21 on pages 192–196 of this Form 10-Q.
Credit card income decreased in both the second quarter and first six months of 2012. The decrease for both periods was largely driven by the impact of lower debit card revenue, reflecting the impact of the Durbin Amendment, and to a lesser extent, higher amortization of direct loan origination costs, partially offset by higher net interchange income associated with higher customer transaction volume on credit and debit cards. For additional information on credit card income, see the Card and RFS segment results on pages 35–37, and pages 25–34, respectively, of this Form 10-Q.

Other income decreased compared with the second quarter of 2011, driven by lower gains and valuation adjustments on certain assets in IB, and lower valuations of seed capital investments in AM. Other income increased compared with the first six months of 2011, driven by a $1.1 billion benefit recognized in the first quarter of 2012 from the Washington Mutual bankruptcy settlement, partially offset by the aforementioned items in IB and AM.
Net interest income decreased in the second quarter and first six months of 2012 compared with the prior year. The declines in both periods were driven by the impact of lower interest rates, as well as lower average trading asset balances, higher financing costs associated with mortgage-backed securities, and the runoff of higher-yielding loans, largely offset by lower other borrowing and deposit costs. The Firm’s average interest-earning assets were $1.8 trillion for the second quarter of 2012, and the net yield on those assets, on a fully taxable-equivalent (“FTE”) basis, was 2.47%, a decrease of 25 basis points from the second quarter of 2011. For the first six months of 2012, average interest-earning assets were $1.8 trillion, and the net yield on those assets, on a FTE basis, was 2.54%, a decrease of 26 basis points from the first six months of 2011.

Provision for credit losses
	Three months ended June 30,			Six months ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Wholesale	$43	$(117)	NM%	$132	$(503)	NM%
Consumer, excluding credit card	(424)	1,117	NM	(423)	2,446	NM
Credit card	595	810	(27)	1,231	1,036	19
Total consumer	171	1,927	(91)	808	3,482	(77)
Total provision for credit losses	$214	$1,810	(88)%	$940	$2,979	(68)%
The provision for credit losses decreased compared with the second quarter and first six months of 2011. The decrease in the second quarter of 2012 was largely due to a higher reduction in the consumer-related allowance of $2.1 billion compared with $1.1 billion in the prior year. The decrease from the first six months of 2011 also reflected a higher reduction in the consumer-related allowance of $3.9 billion compared with $3.1 billion in the prior year. These allowance reductions predominantly reflected the impact of improved delinquency trends across most consumer portfolios, notably residential real estate and credit card. The decrease in the provision for credit losses was offset partially by the impact of wholesale loan growth and other portfolio activity. For a more detailed discussion of the loan portfolio and the allowance for credit losses, see the segment discussions for RFS on pages 25–34, Card on pages 35–37, IB on pages 20–24 and CB on pages 38–40, and the Allowance For Credit Losses section on pages 93–95 of this Form 10-Q.

Noninterest expense
	Three months ended June 30,			Six months ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Compensation expense	$7,427	$7,569	(2)%	$16,040	$15,832	1%
Noncompensation expense:
Occupancy	1,080	935	16	2,041	1,913	7
Technology, communications and equipment	1,282	1,217	5	2,553	2,417	6
Professional and outside services	1,857	1,866	—	3,652	3,601	1
Marketing	642	744	(14)	1,322	1,403	(6)
Other(a)	2,487	4,299	(42)	7,319	7,242	1
Amortization of intangibles	191	212	(10)	384	429	(10)
Total noncompensation expense	7,539	9,273	(19)	17,271	17,005	2
Total noninterest expense	$14,966	$16,842	(11)%	$33,311	$32,837	1%

(a)	Included litigation expense of $323 million and $1.9 billion for the three months ended June 30, 2012 and 2011, respectively, and $3.0 billion for each of the six months ended June 30, 2012 and 2011.

Total noninterest expense for the second quarter of 2012 was $15.0 billion, down by $1.9 billion, or 11%, compared with the second quarter of 2011. The decrease in the second quarter of 2012 was predominantly due to lower noncompensation expense, in particular, litigation expense. Total noninterest expense for the first six months of 2012 was $33.3 billion, up by $474 million, or 1%, compared with the first six months of 2011. The increase in the first six months of 2012 was due to higher compensation as well as noncompensation expense.
Compensation expense decreased from the second quarter of 2011 predominantly due to lower compensation expense in IB, partially offset by investments in the businesses, including sales force and new branch builds in RFS. The increase for the first six months of 2012 was predominantly due to the aforementioned investments in the businesses, partially offset by lower compensation expense in IB.

The decrease in noncompensation expense in the second quarter of 2012 was due to lower litigation expense, primarily related to mortgage-related matters, in Corporate and RFS, as well as lower foreclosure-related expense in RFS. Noncompensation expense for the first six months of 2012 increased generally due to continued investments in the businesses, higher servicing expense (excluding foreclosure-related matters) in RFS, and higher regulatory deposit insurance assessments in IB and CB. Other items included lower foreclosure-related expense in RFS offset partially by higher litigation expense in Corporate, reflecting the significant litigation reserves recognized in the first quarter of 2012. For a further discussion of litigation expense, see Note 23 on pages 196–205 of this Form 10-Q. For a discussion of amortization of intangibles, refer to the Balance Sheet Analysis on pages 54–55, and Note 16 on pages 184–187 of this Form 10-Q.

Income tax expense
(in millions, except rate)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income before income tax expense	$7,000	$8,127	$13,981	$16,184
Income tax expense	2,040	2,696	4,097	5,198
Effective tax rate	29.1%	33.2%	29.3%	32.1%
The decrease in the effective tax rate during the three months and six months ended June 30, 2012, compared with the prior-year periods was primarily the result of lower reported pretax income in combination with changes in the mix of income and expenses subject to U.S. federal and state and local taxes as well as greater benefits associated with the resolution of tax audits, and the impact of tax-exempt income and business tax credits. In addition, the six month period of 2012, was partially offset by the tax effect of the Washington Mutual bankruptcy settlement, which is discussed in Note 2 on pages 117–118 and in Note 23 on pages 196–205 of this Form 10-Q. The current and prior year periods include deferred tax benefits associated with state and local income taxes. For additional information on income taxes, see Critical Accounting Estimates Used by the Firm on pages 107–109 of this Form 10-Q.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its consolidated financial statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”); these financial statements appear on pages 112–116 of this Form 10-Q. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended June,
	2012			2011
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$506	$517	$1,023	$882	$510	$1,392
Total noninterest revenue	11,034	517	11,551	14,943	510	15,453
Net interest income	11,146	195	11,341	11,836	121	11,957
Total net revenue	22,180	712	22,892	26,779	631	27,410
Pre-provision profit	7,214	712	7,926	9,937	631	10,568
Income before income tax expense	7,000	712	7,712	8,127	631	8,758
Income tax expense	$2,040	$712	$2,752	$2,696	$631	$3,327
Overhead ratio	67%	NM	65%	63%	NM	61%

	Six months ended June,
	2012			2011
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$2,018	$1,051	$3,069	$1,456	$961	$2,417
Total noninterest revenue	25,420	1,051	26,471	28,259	961	29,220
Net interest income	22,812	366	23,178	23,741	240	23,981
Total net revenue	48,232	1,417	49,649	52,000	1,201	53,201
Pre-provision profit	14,921	1,417	16,338	19,163	1,201	20,364
Income before income tax expense	13,981	1,417	15,398	16,184	1,201	17,385
Income tax expense	$4,097	$1,417	$5,514	$5,198	$1,201	$6,399
Overhead ratio	69%	NM	67%	63%	NM	62%

(a)	Predominantly recognized in IB and CB business segments and Corporate/Private Equity.
Tangible common equity (“TCE”), ROTCE, tangible book value per share (“TBVS”), and Tier 1 common under Basel I and III rules are each non-GAAP financial measures. TCE represents the Firm’s common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less goodwill and identifiable intangible assets (other than MSRs), net of related deferred tax liabilities. ROTCE measures the Firm’s earnings as a percentage of TCE. TBVS represents the Firm’s tangible common equity divided by period-end common shares. Tier 1 common under Basel I and III rules are used by management, along with other capital measures, to assess and monitor the Firm’s capital position. TCE, ROTCE, and TBVS are meaningful to the Firm, as well as analysts and investors, in assessing the Firm’s use of equity. For additional information on Tier 1 common under Basel I and III, see Regulatory capital on pages 60–62 of this Form 10-Q. In addition, all of the aforementioned measures are useful to the Firm, as well as analysts and investors, in facilitating comparisons with competitors.

Average tangible common equity
	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Common stockholders’ equity	$181,021	$174,077	$179,366	$171,759
Less: Goodwill	48,157	48,834	48,188	48,840
Less: Certain identifiable intangible assets	2,923	3,738	3,029	3,833
Add: Deferred tax liabilities(a)	2,734	2,618	2,729	2,607
Tangible common equity	$132,675	$124,123	$130,878	$121,693

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

Core net interest income
In addition to reviewing JPMorgan Chase’s net interest income on a managed basis, management also reviews core net interest income to assess the performance of its core lending, investing (including asset-liability management) and deposit-raising activities, excluding the impact of IB’s market-based activities. The table below presents an analysis of core net interest income, core average interest-earning assets, and the core net interest yield on core average interest-earning assets, on a managed basis. Each of these amounts is a non-GAAP financial measure due to the exclusion of IB’s market-based net interest income and the related assets. Management believes the exclusion of IB’s market-based activities provides investors and analysts a more meaningful measure to analyze non-market related business trends of the Firm and can be used as a comparable measure to other financial institutions primarily focused on core lending, investing and deposit-raising activities.

Core net interest income data(a)
	Three months ended June 30,			Six months ended June 30,
(in millions, except rates)	2012	2011	Change	2012	2011	Change
Net interest income – managed basis(b)	$11,341	$11,957	(5)%	$23,178	$23,981	(3)%
Impact of market-based net interest income	1,345	1,829	(26)	2,914	3,663	(20)
Core net interest income(b)	$9,996	$10,128	(1)	$20,264	$20,318	—

Average interest-earning assets – managed basis	$1,843,627	$1,764,822	4	$1,832,570	$1,725,973	6
Impact of market-based earning assets	505,282	543,458	(7)	498,016	532,253	(6)
Core average interest-earning assets	$1,338,345	$1,221,364	10%	$1,334,554	$1,193,720	12%
Net interest yield on interest-earning assets – managed basis	2.47%	2.72%		2.54%	2.80%
Net interest yield on market-based activity	1.07	1.35		1.18	1.39
Core net interest yield on core average interest-earning assets	3.00%	3.33%		3.05%	3.43%

(a)	Includes core lending, investing and deposit-raising activities on a managed basis, across RFS, Card, CB, TSS, AM and Corporate/Private Equity, as well as IB credit portfolio loans.

(b)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.
Quarterly and year-to-date results
Core net interest income decreased by $132 million to $10.0 billion and by $54 million to $20.3 billion for the three and six months ended June 30, 2012, respectively. Core average interest-earning assets increased by $117.0 billion to $1,338.3 billion and by $140.8 billion to $1,334.6 billion for the three and six months ended June 30, 2012, respectively. The decrease in net interest income was primarily driven by higher financing costs associated with mortgage-backed securities, runoff of higher-yielding loans, and was partially offset by lower deposit and other borrowing costs. The increase in average interest-earning assets was driven by increased levels of loans, higher deposits with banks and other short-term investments due to wholesale and retail client deposit growth, and an increase in investment securities. The core net interest yield decreased by 33 basis points to 3.00% and by 38 basis points to 3.05% for the three and six months ended June 30, 2012, respectively. The decrease in yield was primarily driven by higher financing costs associated with mortgage-backed securities, runoff of higher-yielding loans as well as lower customer loan rates, and was slightly offset by lower customer deposit rates.
Other financial measures
The Firm also discloses the allowance for loan losses to total retained loans, excluding residential real estate PCI loans. For a further discussion of this credit metric, see Allowance for Credit Losses on pages 93–94 of this Form 10-Q.

BUSINESS SEGMENT RESULTS
The Firm is managed on a line-of-business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services & Auto, Commercial Banking, Treasury & Securities Services and Asset Management. In addition, there is a Corporate/Private Equity segment.
The business segments are determined based on the products and services provided, or the type of customer served, and reflect the manner in which financial information is currently evaluated by management. Results of the lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures, on pages 16–17 of this Form 10-Q.
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
Business segment capital allocation changes
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, regulatory capital requirements (under Basel III) and economic risk measures. The amount of capital assigned to each business is referred to as equity. Effective January 1, 2012, the Firm revised the capital allocated to certain businesses, reflecting additional refinement of each segment’s estimated Basel III Tier 1 common capital requirements and balance sheet trends. For further information about these capital changes, see Line of business equity on page 63 of this Form 10-Q.

Segment Results – Managed Basis

The following table summarizes the business segment results for the periods indicated.

Three months ended June 30,	Total net revenue			Noninterest expense			Pre-provision profit/(loss)
(in millions)	2012	2011	Change	2012	2011	Change	2012	2011	Change
Investment Bank(a)	$6,766	$7,314	(7)%	$3,802	$4,332	(12)%	$2,964	$2,982	(1)%
Retail Financial Services	7,935	7,142	11	4,726	5,271	(10)	3,209	1,871	72
Card Services & Auto	4,525	4,761	(5)	2,096	1,988	5	2,429	2,773	(12)
Commercial Banking	1,691	1,627	4	591	563	5	1,100	1,064	3
Treasury & Securities Services	2,152	1,932	11	1,491	1,453	3	661	479	38
Asset Management	2,364	2,537	(7)	1,701	1,794	(5)	663	743	(11)
Corporate/Private Equity(a)	(2,541)	2,097	NM	559	1,441	(61)	(3,100)	656	NM
Total	$22,892	$27,410	(16)%	$14,966	$16,842	(11)%	$7,926	$10,568	(25)%

Three months ended June 30,	Provision for credit losses			Net income/(loss)
(in millions)	2012	2011	Change	2012	2011	Change
Investment Bank(a)	$21	$(183)	NM%	$1,913	$2,057	(7)%
Retail Financial Services	(555)	994	NM	2,267	383	492
Card Services & Auto	734	944	(22)	1,030	1,110	(7)
Commercial Banking	(17)	54	NM	673	607	11
Treasury & Securities Services	8	(2)	NM	463	333	39
Asset Management	34	12	183	391	439	(11)
Corporate/Private Equity(a)	(11)	(9)	(22)	(1,777)	502	NM
Total	$214	$1,810	(88)%	$4,960	$5,431	(9)%

Six months ended June 30,	Total net revenue			Noninterest expense			Pre-provision profit/(loss)
(in millions)	2012	2011	Change	2012	2011	Change	2012	2011	Change
Investment Bank(a)	$14,087	$15,547	(9)%	$8,540	$9,348	(9)%	$5,547	$6,199	(11)%
Retail Financial Services	15,584	12,608	24	9,735	10,171	(4)	5,849	2,437	140
Card Services & Auto	9,239	9,552	(3)	4,125	3,905	6	5,114	5,647	(9)
Commercial Banking	3,348	3,143	7	1,189	1,126	6	2,159	2,017	7
Treasury & Securities Services	4,166	3,772	10	2,964	2,830	5	1,202	942	28
Asset Management	4,734	4,943	(4)	3,430	3,454	(1)	1,304	1,489	(12)
Corporate/Private Equity(a)	(1,509)	3,636	NM	3,328	2,003	66	(4,837)	1,633	NM
Total	$49,649	$53,201	(7)%	$33,311	$32,837	1%	$16,338	$20,364	(20)%

Six months ended June 30,	Provision for credit losses			Net income/(loss)
(in millions)	2012	2011	Change	2012	2011	Change
Investment Bank(a)	$16	$(612)	NM%	$3,595	$4,427	(19)%
Retail Financial Services	(651)	2,193	NM	4,020	(16)	NM
Card Services & Auto	1,472	1,297	13	2,213	2,644	(16)
Commercial Banking	60	101	(41)	1,264	1,153	10
Treasury & Securities Services	10	2	400	814	649	25
Asset Management	53	17	212	777	905	(14)
Corporate/Private Equity(a)	(20)	(19)	(5)	(2,799)	1,224	NM
Total	$940	$2,979	(68)%	$9,884	$10,986	(10)%

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

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Revenue
Investment banking fees	$1,245	$1,922	(35)%	$2,620	$3,701	(29)%
Principal transactions(a)	3,063	2,309	33	6,273	5,707	10
Asset management, administration and commissions	499	548	(9)	1,064	1,167	(9)
All other income(b)	235	454	(48)	503	834	(40)
Noninterest revenue	5,042	5,233	(4)	10,460	11,409	(8)
Net interest income	1,724	2,081	(17)	3,627	4,138	(12)
Total net revenue(c)	6,766	7,314	(7)	14,087	15,547	(9)

Provision for credit losses	21	(183)	NM	16	(612)	NM

Noninterest expense
Compensation expense	2,011	2,564	(22)	4,912	5,858	(16)
Noncompensation expense	1,791	1,768	1	3,628	3,490	4
Total noninterest expense	3,802	4,332	(12)	8,540	9,348	(9)
Income before income tax expense	2,943	3,165	(7)	5,531	6,811	(19)
Income tax expense	1,030	1,108	(7)	1,936	2,384	(19)
Net income	$1,913	$2,057	(7)%	$3,595	$4,427	(19)%
Financial ratios
Return on common equity	19%	21%		18%	22%
Return on assets	0.97	0.98		0.91	1.08
Overhead ratio	56	59		61	60
Compensation expense as a percentage of total net revenue(d)	30	35		35	38

(a)
Principal transactions included DVA related to derivatives and structured liabilities measured at fair value, DVA gains/(losses) were $755 million and $165 million for the three months ended June 30, 2012 and 2011, and $(152) million and $119 million for the six months ended June 30, 2012 and 2011, respectively.

(b)
All other income included lending- and deposit-related fees. In addition, IB manages traditional credit exposures related to Global Corporate Bank (“GCB”) on behalf of IB and TSS, and IB and TSS share the economics related to the Firm’s GCB clients. IB recognizes this sharing agreement within all other income.

(c)
Total net revenue included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments as well as tax-exempt income from municipal bond investments of $494 million and $493 million for the three months ended June 30, 2012 and 2011, and $1.0 billion and $931 million for the six months ended June 30, 2012 and 2011, respectively.

(d)
Compensation expense as a percentage of total net revenue excluding DVA was 33% and 36% for the three months ended June 30, 2012 and 2011 respectively, and 34% and 38% for the six months ended June 30, 2012 and 2011 respectively.

The following table provides IB’s total net revenue by business.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Revenue by business
Investment banking fees:
Advisory	$356	$601	(41)%	$637	$1,030	(38)%
Equity underwriting	250	455	(45)	526	834	(37)
Debt underwriting	639	866	(26)	1,457	1,837	(21)
Total investment banking fees	1,245	1,922	(35)	2,620	3,701	(29)
Fixed income markets(a)	3,734	4,280	(13)	8,398	9,518	(12)
Equity markets(b)	1,243	1,223	2	2,537	2,629	(3)
Credit portfolio(c)(d)	544	(111)	NM	532	(301)	NM
Total net revenue	$6,766	$7,314	(7)%	$14,087	$15,547	(9)%

(a)	Fixed income markets primarily include revenue related to market-making across global fixed income markets, including foreign exchange, interest rate,

credit and commodities markets. Includes DVA gains/(losses) of $241 million and $64 million for the three months ended June 30, 2012 and 2011, and $(111) million and $159 million for the six months ended June 30, 2012 and 2011, respectively.

(b)
Equity markets primarily include revenue related to market-making across global equity products, including cash instruments, derivatives, convertibles and Prime Services. Includes DVA gains of $200 million and $78 million for the three months ended June 30, 2012 and 2011, and $70 million and $6 million for the six months ended June 30, 2012 and 2011, respectively.

(c)
Credit portfolio revenue includes net interest income, fees and loan sale activity, as well as gains or losses on securities received as part of a loan restructuring, for IB’s credit portfolio. Credit portfolio revenue also includes the results of risk management related to the Firm’s lending and derivative activities. Includes DVA gains/(losses) of $314 million and $23 million for the three months ended June 30, 2012 and 2011, and $(111) million and $(46) million for the six months ended June 30, 2012 and 2011, respectively. See pages 73–95 of the Credit Risk Management section of this Form 10-Q for further discussion.

(d)
IB manages traditional credit exposures related to GCB on behalf of IB and TSS, and IB and TSS share the economics related to the Firm’s GCB clients. IB recognizes this sharing agreement within all other income.

Quarterly results
Net income was $1.9 billion, down 7% from the prior year. These results reflected lower net revenue and a provision for credit losses compared with a benefit in the prior year, largely offset by lower noninterest expense.
Net revenue was $6.8 billion, compared with $7.3 billion in the prior year. Investment banking fees were $1.2 billion (down 35%), which consists of debt underwriting fees of $639 million (down 26%), equity underwriting fees of $250 million (down 45%), and advisory fees of $356 million (down 41%). Combined Fixed Income and Equity Markets revenue was $5.0 billion, down 10% from the prior year. Credit Portfolio reported revenue of $544 million.
Net revenue included a $755 million gain from DVA on certain structured and derivative liabilities resulting from the widening of the Firm’s credit spreads; this gain was composed of $241 million in Fixed Income Markets, $200 million in Equity Markets and $314 million in Credit Portfolio. Excluding the impact of DVA, net revenue was $6.0 billion and net income was $1.4 billion.
Excluding the impact of DVA, Fixed Income and Equity Markets combined revenue was $4.5 billion, down 15% from the prior year, reflecting the impact of weaker market conditions, with solid client revenue. Excluding the impact of DVA, Credit Portfolio net revenue was $230 million, driven by net interest income on retained loans and fees on lending-related commitments.
The provision for credit losses was $21 million, compared with a benefit in the prior year of $183 million. The ratio of the allowance for loan losses to end-of-period loans retained was 1.97%, compared with 2.10% in the prior year.
Noninterest expense was $3.8 billion, down 12% from the prior year, driven by lower compensation expense. The ratio of compensation to net revenue was 33%, excluding DVA.
Return on equity was 19% (15% excluding DVA) on $40.0 billion of average allocated capital.

Year-to-date results
Net income was $3.6 billion, down 19% from the prior year, reflecting lower net revenue and a provision for credit losses compared with a benefit in the prior year, offset by lower noninterest expense.
Net revenue was $14.1 billion, compared with $15.5 billion in the prior year. Investment banking fees were $2.6 billion (down 29%), consisting of debt underwriting fees of $1.5 billion (down 21%), equity underwriting fees of $526 million (down 37%), and advisory fees of $637 million (down 38%). Combined Fixed Income and Equity Markets revenue was $10.9 billion down 10% from the prior year. Credit Portfolio reported revenue of $532 million.
Net revenue included a $152 million loss from DVA on certain structured and derivative liabilities resulting from the tightening of the Firm’s credit spreads; this was composed of a loss of $111 million in both Fixed Income Markets and Credit Portfolio, partially offset by a gain of $70 million in Equity Markets. Excluding the impact of DVA, net revenue was $14.2 billion and net income was $3.7 billion.
Excluding the impact of DVA, Fixed Income and Equity Markets combined revenue was $11.0 billion, down 8% from the prior year, reflecting the impact of weaker market conditions, primarily in the second quarter of 2012, with solid client revenue. Excluding the impact of DVA, Credit Portfolio net revenue was $643 million, compared with a loss of $255 million the prior year, reflecting the absence of negative credit-related valuation adjustments in the prior year, as well as higher net interest income on retained loans and fees on lending-related commitments.
The provision for credit losses was $16 million, compared with a benefit of $612 million in the prior year. Net recoveries were $45 million, compared with net charge-offs of $130 million in the prior year.
Noninterest expense was $8.5 billion, down 9% from the prior year, driven primarily by lower compensation expense. The ratio of compensation to net revenue was 34%, excluding DVA. Noncompensation expense increased by 4% from the prior year, primarily reflecting higher regulatory deposit insurance assessments.
Return on equity was 18% (19% excluding DVA) on $40.0 billion of average allocated capital.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2012	2011	Change	2012	2011	Change
Selected balance sheet data (period-end)
Total assets	$829,655	$809,630	2%	$829,655	$809,630	2%
Loans:
Loans retained(a)	72,159	56,107	29	72,159	56,107	29
Loans held-for-sale and loans at fair value	2,278	3,466	(34)	2,278	3,466	(34)
Total loans	74,437	59,573	25	74,437	59,573	25
Equity	40,000	40,000	—	40,000	40,000	—
Selected balance sheet data (average)
Total assets	$792,628	$841,355	(6)	$791,099	$828,662	(5)
Trading assets-debt and equity instruments	304,203	374,694	(19)	308,735	371,841	(17)
Trading assets-derivative receivables	74,965	69,346	8	75,595	68,409	11
Loans:
Loans retained(a)	70,837	54,590	30	68,774	53,983	27
Loans held-for-sale and loans at fair value	3,158	4,154	(24)	2,963	3,995	(26)
Total loans	73,995	58,744	26	71,737	57,978	24
Adjusted assets(b)	560,356	628,475	(11)	559,961	619,805	(10)
Equity	40,000	40,000	—	40,000	40,000	—

Headcount	26,553	27,716	(4)%	26,553	27,716	(4)%

(a)	Loans retained included credit portfolio loans, leveraged leases and other held-for-investment loans.

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

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Credit data and quality statistics
Net (recoveries)/charge-offs	$(10)	$7	NM %	$(45)	$130	NM %
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	657	1,494	(56)	657	1,494	(56)
Nonaccrual loans held-for-sale and loans at fair value	158	193	(18)	158	193	(18)
Total nonaccrual loans	815	1,687	(52)	815	1,687	(52)
Derivative receivables(b)	451	213	112	451	213	112
Assets acquired in loan satisfactions	68	83	(18)	68	83	(18)
Total nonperforming assets	1,334	1,983	(33)	1,334	1,983	(33)
Allowance for credit losses:
Allowance for loan losses	1,419	1,178	20	1,419	1,178	20
Allowance for lending-related commitments	533	383	39	533	383	39
Total allowance for credit losses	1,952	1,561	25	1,952	1,561	25
Net (recovery)/charge-off rate(c)	(0.06)%	0.05%		(0.13)%	0.49%
Allowance for loan losses to period-end loans retained	1.97	2.10		1.97	2.10
Allowance for loan losses to nonaccrual loans retained(a)	216	79		216	79
Nonaccrual loans to period-end loans	1.09	2.83		1.09	2.83
Market risk-average trading and credit portfolio VaR – 95% confidence level
Trading activities:
Fixed income	$66	$45	47	$63	$47	34
Foreign exchange	10	9	11	11	10	10
Equities	20	25	(20)	19	27	(30)
Commodities and other	13	16	(19)	17	15	13
Diversification benefit to IB trading VaR(d)	(44)	(37)	(19)	(46)	(38)	(21)
Total trading VaR(e)	65	58	12	64	61	5
Credit portfolio VaR(f)	25	27	(7)	29	27	7
Diversification benefit to total other VaR(d)	(15)	(8)	(88)	(15)	(8)	(88)
Total trading and credit portfolio VaR	$75	$77	(3)%	$78	$80	(3)%

(a)	Allowance for loan losses of $201 million and $377 million were held against these nonaccrual loans at June 30, 2012 and 2011, respectively.

(b)
Prior to the first quarter of 2012, reported amounts had only included defaulted derivatives; effective in the first quarter of 2012, reported amounts in all periods include both defaulted derivatives as well as derivatives that have been risk rated as nonperforming.

(c)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

(d)
Average value-at-risk (“VaR”) and period-end VaR were less than the sum of the VaR of the components described above, due to portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated.

(e)
Trading VaR includes substantially all market-making and client-driven activities as well as certain risk management activities in IB, including the credit spread sensitivities of certain mortgage products and syndicated lending facilities that the Firm intends to distribute; however, particular risk parameters of certain products are not fully captured, for example, correlation risk. Trading VaR does not include the DVA on derivative and structured liabilities to reflect the credit quality of the Firm. See VaR discussion on pages 96–99 and the DVA sensitivity table on page 100 of this Form 10-Q for further details.

(f)
Credit portfolio VaR includes the derivative credit valuation adjustments (“CVA”), hedges of the CVA and the fair value of hedges of the retained loan portfolio, which are all reported in principal transactions revenue. This VaR does not include the retained loan portfolio, which is not reported at fair value.

Market shares and rankings(a)
	Six months ended June 30, 2012		Full-year 2011
	Market Share	Rankings	Market Share	Rankings
Global investment banking fees(b)	7.6%	#1	8.0%	#1
Debt, equity and equity-related
Global	7.1	1	6.7	1
U.S.	11.3	1	11.1	1
Syndicated loans
Global	9.9	1	10.8	1
U.S.	18.2	1	21.2	1
Long-term debt(c)
Global	7.0	1	6.7	1
U.S.	11.2	1	11.2	1
Equity and equity-related
Global(d)	8.2	3	6.8	3
U.S.	11.1	4	12.5	1
Announced M&A(e)
Global	20.0	2	18.2	2
U.S.	20.7	2	26.7	2

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

(d)	Global Equity and equity-related ranking includes rights offerings and Chinese A-Shares.

(e)	U.S. announced M&A represents any U.S. involvement ranking.
According to Dealogic, the Firm was ranked #1 in Global Investment Banking Fees generated during the first six months of 2012, based on revenue; #1 in Global Debt, Equity and Equity-related; #1 in Global Long-Term Debt; #1 in Global Syndicated Loans; #3 in Global Equity and Equity-related; and #2 in Global Announced M&A, based on volume.

International metrics	Three months ended June 30,			Six months ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Total net revenue(a)
Europe/Middle East/Africa	$2,106	$2,478	(15)%	$4,506	$5,070	(11)%
Asia/Pacific	662	762	(13)	1,420	1,884	(25)
Latin America/Caribbean	304	337	(10)	643	664	(3)
North America	3,694	3,737	(1)	7,518	7,929	(5)
Total net revenue	$6,766	$7,314	(7)	$14,087	$15,547	(9)
Loans retained (period-end)(b)
Europe/Middle East/Africa	$18,804	$15,370	22	$18,804	$15,370	22
Asia/Pacific	8,268	6,211	33	8,268	6,211	33
Latin America/Caribbean	4,195	2,633	59	4,195	2,633	59
North America	40,892	31,893	28	40,892	31,893	28
Total loans	$72,159	$56,107	29%	$72,159	$56,107	29%

(a)	Regional revenue is based primarily on the domicile of the client and/or location of the trading desk.

(b)	Includes retained loans based on the domicile of the customer.

RETAIL FINANCIAL SERVICES
For a discussion of the business profile of RFS, see pages 85-93 of JPMorgan Chase’s 2011 Annual Report and the Introduction on page 4 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Revenue
Lending- and deposit-related fees	$777	$813	(4)%	$1,525	$1,549	(2)%
Asset management, administration and commissions	522	499	5	1,049	984	7
Mortgage fees and related income	2,265	1,100	106	4,273	611	NM
Credit card income	344	572	(40)	659	1,109	(41)
Other income	126	131	(4)	252	242	4
Noninterest revenue	4,034	3,115	30	7,758	4,495	73
Net interest income	3,901	4,027	(3)	7,826	8,113	(4)
Total net revenue	7,935	7,142	11	15,584	12,608	24

Provision for credit losses	(555)	994	NM	(651)	2,193	NM

Noninterest expense
Compensation expense	2,298	1,937	19	4,603	3,813	21
Noncompensation expense	2,378	3,274	(27)	5,031	6,238	(19)
Amortization of intangibles	50	60	(17)	101	120	(16)
Total noninterest expense	4,726	5,271	(10)	9,735	10,171	(4)
Income before income tax expense	3,764	877	329	6,500	244	NM
Income tax expense	1,497	494	203	2,480	260	NM
Net income	$2,267	$383	492%	$4,020	$(16)	NM%
Financial ratios
Return on common equity	34%	6%		31%	—%
Overhead ratio	60	74		62	81
Overhead ratio excluding core deposit intangibles(a)	59	73		62	80

(a)
RFS uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excluded Consumer & Business Banking’s CDI amortization expense related to prior business combination transactions of $50 million and $60 million for the three months ended June 30, 2012 and 2011, respectively, and $101 million and $120 million for the six months ended June 30, 2012 and 2011, respectively.

Quarterly results
Retail Financial Services reported net income of $2.3 billion, an increase of $1.9 billion compared with the prior year.
Net revenue was $7.9 billion, an increase of $793 million, or 11%, compared with the prior year. Net interest income was $3.9 billion, down by $126 million, or 3%, driven by the impact of lower deposit spreads and lower loan balances due to portfolio runoff, largely offset by higher deposit balances. Noninterest revenue was $4.0 billion, an increase of $919 million, or 30%, driven by higher mortgage fees and related income, partially offset by lower debit card revenue.
The provision for credit losses was a benefit of $555 million compared with a provision expense of $994 million in the prior year. The current-quarter provision reflected a $1.4 billion reduction in the allowance for loan losses due to lower estimated losses as mortgage delinquency trends continued to improve, and to a lesser extent, a refinement of incremental loss estimates with respect to certain borrower assistance programs. The prior-year provision for credit losses reflected higher net charge-offs. See Consumer Credit Portfolio on pages 82–92 of this Form 10-Q for the net charge-off amounts and rates.
Noninterest expense was $4.7 billion, a decrease of $545 million, or 10%, from the prior year.
Year-to-date results
Retail Financial Services reported net income of $4.0 billion, compared with a net loss of $16 million in the prior year.
Net revenue was $15.6 billion, an increase of $3.0 billion, or 24%, compared with the prior year. Net interest income was $7.8 billion, down by $287 million, or 4%, driven by the impact of lower deposit spreads and lower loan balances due to portfolio runoff, largely offset by higher deposit balances. Noninterest revenue was $7.8 billion, an increase of $3.3 billion, driven by higher mortgage fees and related income, partially offset by lower debit card revenue.

The provision for credit losses was a benefit of $651 million compared with a provision expense of $2.2 billion in the prior year. The current-year provision reflected lower net charge-offs and a $2.4 billion reduction in the allowance for loan losses, due to lower estimated losses as mortgage delinquency trends continued to improve, and to a lesser extent, a refinement of incremental loss estimates with respect to certain borrower assistance programs. The prior-

year provision for credit losses reflected higher net charge-offs. See Consumer Credit Portfolio on pages 82–92 of this Form 10-Q for the net charge-off amounts and rates.
Noninterest expense was $9.7 billion, a decrease of $436 million, or 4%, from the prior year.

Selected metrics	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2012	2011	Change	2012	2011	Change
Selected balance sheet data (period-end)
Total assets	$264,320	$283,753	(7)%	$264,320	$283,753	(7)%
Loans:
Loans retained	222,773	241,127	(8)	222,773	241,127	(8)
Loans held-for-sale and loans at fair value(a)	14,254	13,558	5	14,254	13,558	5
Total loans	237,027	254,685	(7)	237,027	254,685	(7)
Deposits	413,571	378,371	9	413,571	378,371	9
Equity	26,500	25,000	6	26,500	25,000	6
Selected balance sheet data (average)
Total assets	$268,507	$287,235	(7)	$270,240	$292,557	(8)
Loans:
Loans retained	225,144	244,030	(8)	227,657	247,218	(8)
Loans held-for-sale and loans at fair value(a)	17,694	14,613	21	16,658	16,058	4
Total loans	242,838	258,643	(6)	244,315	263,276	(7)
Deposits	409,256	378,932	8	404,408	375,379	8
Equity	26,500	25,000	6	26,500	25,000	6

Headcount	134,380	122,728	9%	134,380	122,728	9%

(a)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets.

Selected metrics	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Credit data and quality statistics
Net charge-offs	$795	$1,069	(26)%	$1,699	$2,268	(25)%
Nonaccrual loans:
Nonaccrual loans retained	7,835	8,088	(3)	7,835	8,088	(3)
Nonaccrual loans held-for-sale and loans at fair value	98	142	(31)	98	142	(31)
Total nonaccrual loans (a)(b)(c)(d)	7,933	8,230	(4)	7,933	8,230	(4)
Nonperforming assets(a)(b)(c)(d)	8,645	9,175	(6)	8,645	9,175	(6)
Allowance for loan losses	12,897	15,479	(17)%	12,897	15,479	(17)%
Net charge-off rate(e)	1.42%	1.76%		1.50%	1.85%
Net charge-off rate excluding PCI loans(e)	1.98	2.46		2.09	2.59
Allowance for loan losses to ending loans retained	5.79	6.42		5.79	6.42
Allowance for loan losses to ending loans retained excluding PCI loans(f)	4.49	6.12		4.49	6.12
Allowance for loan losses to nonaccrual loans retained(a)(d)(f)	92	130		92	130
Nonaccrual loans to total loans(d)	3.35	3.23		3.35	3.23
Nonaccrual loans to total loans excluding PCI loans(a)(d)	4.55	4.43		4.55	4.43

(a)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(b)	Certain of these loans are classified as trading assets on the Consolidated Balance Sheets.

(c)
At June 30, 2012 and 2011, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $11.9 billion and $9.1 billion, respectively, that are 90 or more days past due; and (2) real estate owned insured by U.S. government agencies of $1.3 billion and $2.4 billion, respectively. These amounts were excluded from nonaccrual loans as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 13 on pages 153–175 of this Form 10-Q, which summarizes loan delinquency information.

(d)
For more information on the reporting of performing junior liens that are subordinate to senior liens that are 90 days or more past due based on regulatory guidance issued in the first quarter of 2012, see Consumer Credit Portfolio on pages 82–92 of this Form 10-Q.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the net charge-off rate.

(f)	An allowance for loan losses of $5.7 billion and $4.9 billion was recorded for PCI loans at June 30, 2012 and 2011, respectively; these amounts were also excluded from the applicable ratios.
Consumer & Business Banking

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Noninterest revenue	$1,646	$1,889	(13)%	$3,231	$3,646	(11)%
Net interest income	2,680	2,706	(1)	5,355	5,365	—
Total net revenue	4,326	4,595	(6)	8,586	9,011	(5)

Provision for credit losses	(2)	42	NM	94	161	(42)

Noninterest expense	2,742	2,713	1	5,608	5,512	2
Income before income tax expense	1,586	1,840	(14)	2,884	3,338	(14)
Net income	$946	$1,098	(14)%	$1,720	$1,991	(14)%
Overhead ratio	63%	59%		65%	61%
Overhead ratio excluding core deposit intangibles(a)	62	58		64	60

(a)
Consumer & Business Banking uses the overhead ratio (excluding the amortization of CDI), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. See footnote (a) to the selected income statement data table on page 25 of this Form 10-Q for further details.

Quarterly results
Consumer & Business Banking reported net income of $946 million, a decrease of $152 million, or 14%, compared with the prior year.
Net revenue was $4.3 billion, down 6% from the prior year. Net interest income was $2.7 billion, down 1% compared with the prior year, driven by the impact of lower deposit spreads, predominantly offset by higher deposit balances. Noninterest revenue was $1.6 billion, a decrease of 13%, driven by lower debit card revenue, reflecting the impact of the Durbin Amendment.
The provision for credit losses was a benefit of $2 million, compared with a provision expense of $42 million in the prior year. The current-quarter provision reflected a $100 million reduction in the allowance for loan losses due to lower estimated losses as delinquency trends continued to improve. Net charge-offs were $98 million, compared with $117 million in the prior year.
Noninterest expense was $2.7 billion, up 1% from the prior year, including the benefit of certain adjustments in the current quarter.

Year-to-date results
Consumer & Business Banking reported net income of $1.7 billion, a decrease of $271 million, or 14%, compared with the prior year.
Net revenue was $8.6 billion, down 5% from the prior year. Net interest income was $5.4 billion, relatively flat compared with the prior year, driven by the impact of lower deposit spreads, predominantly offset by higher deposit balances. Noninterest revenue was $3.2 billion, a decrease of 11%, driven by lower debit card revenue, reflecting the impact of the Durbin Amendment.
The provision for credit losses was $94 million, compared with $161 million in the prior year. Net charge-offs were $194 million, compared with $236 million in the prior year.
Noninterest expense was $5.6 billion, up 2% from the prior year, due to investments in sales force and new branch builds.

Selected metrics
(in millions, except ratios and where otherwise noted)	As of or for the three months ended June 30,			As of or for the six months ended June 30,
	2012	2011	Change	2012	2011	Change
Business metrics
Business banking origination volume	$1,787	$1,573	14%	$3,327	$2,998	11%
End-of-period loans	18,218	17,141	6	18,218	17,141	6
End-of-period deposits:
Checking	156,449	136,297	15	156,449	136,297	15
Savings	203,910	182,127	12	203,910	182,127	12
Time and other	34,403	41,948	(18)	34,403	41,948	(18)
Total end-of-period deposits	394,762	360,372	10	394,762	360,372	10
Average loans	17,934	17,057	5	17,800	16,972	5
Average deposits:
Checking	151,733	136,558	11	149,594	134,269	11
Savings	202,685	180,892	12	199,942	178,028	12
Time and other	35,096	43,053	(18)	35,608	44,039	(19)
Total average deposits	389,514	360,503	8	385,144	356,336	8
Deposit margin	2.62%	2.83%		2.65%	2.86%
Average assets	$30,275	$29,047	4	$30,566	$29,227	5
Credit data and quality statistics
Net charge-offs	$98	$117	(16)	$194	$236	(18)
Net charge-off rate	2.20%	2.74%		2.19%	2.80%
Allowance for loan losses	$698	$800	(13)	$698	$800	(13)
Nonperforming assets	597	784	(24)	597	784	(24)
Retail branch business metrics
Investment sales volume	$6,171	$6,334	(3)	$12,769	$12,918	(1)
Client investment assets	147,641	140,285	5	147,641	140,285	5
% managed accounts	26%	23%		26%	23%
Number of:
Branches	5,563	5,340	4	5,563	5,340	4
Chase Private Client branch locations	738	16	NM	738	16	NM
ATMs	18,132	16,443	10	18,132	16,443	10
Personal bankers	24,052	23,330	3	24,052	23,330	3
Sales specialists	6,179	5,289	17	6,179	5,289	17
Client advisors	3,075	3,112	(1)	3,075	3,112	(1)
Active online customers (in thousands)	17,929	17,083	5	17,929	17,083	5
Active mobile customers (in thousands)	9,075	6,580	38	9,075	6,580	38
Chase Private Clients	50,649	5,807	NM	50,649	5,807	NM
Checking accounts (in thousands)	27,384	26,266	4%	27,384	26,266	4%

Mortgage Production and Servicing

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Mortgage fees and related income	$2,265	$1,100	106%	$4,273	$611	NM%
Other noninterest revenue	110	106	4	233	210	11
Net interest income	194	124	56	371	395	(6)
Total net revenue	2,569	1,330	93	4,877	1,216	301

Provision for credit losses	1	(2)	NM	1	2	(50)

Noninterest expense	1,572	2,187	(28)	3,296	3,933	(16)
Income/(loss) before income tax expense/(benefit)	996	(855)	NM	1,580	(2,719)	NM
Net income/(loss)	$604	$(649)	NM	$1,065	$(1,779)	NM
Overhead ratio	61%	164%		68%	323%

Functional results
Production
Production revenue	$1,362	$767	78	$2,794	$1,446	93
Production-related net interest & other income	199	199	—	386	417	(7)
Production-related revenue, excluding repurchase losses	1,561	966	62	3,180	1,863	71
Production expense	620	457	36	1,193	881	35
Income, excluding repurchase losses	941	509	85	1,987	982	102
Repurchase losses	(10)	(223)	96	(312)	(643)	51
Income before income tax expense	931	286	226	1,675	339	394
Servicing
Loan servicing revenue	1,004	1,011	(1)	2,043	2,063	(1)
Servicing-related net interest & other income	108	29	272	220	185	19
Servicing-related revenue	1,112	1,040	7	2,263	2,248	1
MSR asset modeled amortization	(327)	(478)	32	(678)	(1,041)	35
Default servicing expense(a)	705	1,449	(51)	1,595	2,527	(37)
Core servicing expense(a)	248	279	(11)	509	527	(3)
Income/(loss), excluding MSR risk management	(168)	(1,166)	86	(519)	(1,847)	72
MSR risk management, including related net interest income/(expense)	233	25	NM	424	(1,211)	NM
Income/(loss) before income tax expense/(benefit)	65	(1,141)	NM	(95)	(3,058)	97
Net income/(loss)	$604	$(649)	NM%	$1,065	$(1,779)	NM%

(a)
Default and core servicing expense include an aggregate of approximately $200 million and $1.7 billion for foreclosure-related matters for the six months ended June 30, 2012 and June 30, 2011, respectively.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Supplemental mortgage fees and related income details
Net production revenue:
Production revenue	$1,362	$767	78%	$2,794	$1,446	93%
Repurchase losses	(10)	(223)	96	(312)	(643)	51
Net production revenue	1,352	544	149	2,482	803	209
Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	1,004	1,011	(1)	2,043	2,063	(1)
Changes in MSR asset fair value due to modeled amortization	(327)	(478)	32	(678)	(1,041)	35
Total operating revenue	677	533	27	1,365	1,022	34
Risk management:
Changes in MSR asset fair value due to market interest rates	(1,193)	(932)	(28)	(549)	(553)	1
Other changes in MSR asset fair value due to inputs or assumptions in model(a)	76	(28)	NM	28	(1,158)	NM
Derivative valuation adjustments and other	1,353	983	38	947	497	91
Total risk management	236	23	NM	426	(1,214)	NM
Total net mortgage servicing revenue	913	556	64	1,791	(192)	NM
Mortgage fees and related income	$2,265	$1,100	106%	$4,273	$611	NM%

(a)
Represents the aggregate impact of changes in model inputs and assumptions such as costs to service, home prices, mortgage spreads, ancillary income, and assumptions used to derive prepayment speeds, as well as changes to the valuation models themselves.

Quarterly results
Mortgage Production and Servicing reported net income of $604 million, compared with a net loss of $649 million in the prior year.
Mortgage production reported pretax income of $931 million, an increase of $645 million from the prior year. Mortgage production-related revenue, excluding repurchase losses, was $1.6 billion, an increase of $595 million, or 62%, from the prior year, reflecting wider margins, driven by market conditions and mix, and higher volumes, due to a favorable refinancing environment, including the impact of the Home Affordable Refinance Programs (“HARP”). Production expense was $620 million, an increase of $163 million, or 36%, reflecting higher volumes. Repurchase losses were $10 million, compared with $223 million in the prior year. The current-quarter reflected a $216 million reduction in the repurchase liability. For further information, see Mortgage repurchase liability on pages 56–59 of this Form 10-Q.
Mortgage servicing reported pretax income of $65 million, compared with a pretax loss of $1.1 billion in the prior year. Mortgage servicing revenue, including mortgage servicing rights (“MSR”) amortization, was $785 million, an increase of $223 million, or 40%, from the prior year. This increase reflected reduced amortization as a result of a lower MSR asset value. Servicing expense was $953 million, a decrease of $775 million, or 45%, from the prior year. The prior-year servicing expense included approximately $1.0 billion of incremental expense related to foreclosure-related matters. MSR risk management income was $233 million, compared with $25 million in the prior year. See Note 16 on pages 185–186 of this Form 10-Q for further information regarding changes in value of the MSR asset and related hedges.

Year-to-date results
Mortgage Production and Servicing reported net income of $1.1 billion, compared with a net loss of $1.8 billion in the prior year.
Mortgage production reported pretax income of $1.7 billion, an increase of $1.3 billion from the prior year. Mortgage production-related revenue, excluding repurchase losses, was $3.2 billion, an increase of $1.3 billion, or 71%, from the prior year, reflecting wider margins and higher volumes, due to a favorable rate environment and the expansion of the HARP. Production expense was $1.2 billion, an increase of $312 million, or 35%, reflecting higher volumes and a strategic shift to the retail channel, including branches, where origination costs and margins are traditionally higher. Repurchase losses were $312 million, compared with $643 million in the prior year. For further information, see Mortgage repurchase liability on pages 56–59 of this Form 10-Q.
Mortgage servicing reported a pretax loss of $95 million, compared with $3.1 billion in the prior year. Mortgage servicing revenue, including MSR amortization, was $1.6 billion, an increase of $378 million, or 31%, from the prior year. This increase reflected reduced amortization as a result of a lower MSR asset value. Servicing expense was $2.1 billion, a decrease of $1.0 billion, or 31%, from the prior year. The prior-year servicing expense included approximately $1.7 billion related to foreclosure-related matters. MSR risk management income was $424 million, compared with a loss of $1.2 billion in the prior year. The prior year MSR risk management loss included a $1.1 billion decrease in the fair value of the MSR asset for the estimated impact of increased servicing costs. See Note 16 on pages 185–186 of this Form 10-Q for further information regarding changes in value of the MSR asset and related hedges.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Selected balance sheet data
End-of-period loans:
Prime mortgage, including option ARMs(a)	$17,454	$14,260	22%	$17,454	$14,260	22%
Loans held-for-sale and loans at fair value(b)	14,254	13,558	5	14,254	13,558	5
Average loans:
Prime mortgage, including option ARMs(a)	17,478	14,083	24	17,358	14,060	23
Loans held-for-sale and loans at fair value(b)	17,694	14,613	21	16,658	16,058	4
Average assets	60,534	58,072	4	59,698	59,704	—
Repurchase liability (ending)	2,997	3,213	(7)%	2,997	3,213	(7)%

(a)
Predominantly represents prime loans repurchased from Government National Mortgage Association (“Ginnie Mae”) pools, which are insured by U.S. government agencies. See further discussion of loans repurchased from Ginnie Mae pools in Mortgage repurchase liability on pages 56–59 of this Form 10-Q.

(b)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios and where otherwise noted)	2012	2011	Change	2012	2011	Change
Credit data and quality statistics
Net charge-offs/(recoveries):
Prime mortgage, including option ARMs	$1	$(2)	NM%	$1	$2	(50)%
Net charge-off/(recovery) rate:
Prime mortgage, including option ARMs	0.02%	(0.06)%		0.01%	0.03%
30+ day delinquency rate(a)	3.00	3.30		3.00	3.30
Nonperforming assets(b)	$708	$662	7	$708	$662	7
Business metrics (in billions)
Origination volume by channel
Retail	$26.1	$20.7	26	$49.5	$41.7	19
Wholesale(c)	0.2	0.1	100	0.2	0.3	(33)
Correspondent(c)	16.5	10.3	60	30.7	23.8	29
CNT (negotiated transactions)	1.1	2.9	(62)	1.9	4.4	(57)
Total origination volume	$43.9	$34.0	29	$82.3	$70.2	17
Application volume by channel
Retail	$43.1	$33.6	28	$83.1	$64.9	28
Wholesale(c)	0.1	0.3	(67)	0.3	0.6	(50)
Correspondent(c)	23.7	14.9	59	43.4	28.5	52
Total application volume	$66.9	$48.8	37	$126.8	$94.0	35
Third-party mortgage loans serviced (ending)	$860.0	$940.8	(9)	$860.0	$940.8	(9)
Third-party mortgage loans serviced (average)	866.7	947.0	(8)	879.6	952.9	(8)
MSR net carrying value (ending)	7.1	12.2	(42)%	7.1	12.2	(42)%
Ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending)	0.83%	1.30%		0.83%	1.30%
Ratio of annualized loan servicing revenue to third-party mortgage loans serviced (average)	0.47	0.43		0.47	0.44
MSR revenue multiple(d)	1.77x	3.02x		1.77x	2.95x

(a)
At June 30, 2012 and 2011, excluded mortgage loans insured by U.S. government agencies of $13.0 billion and $10.1 billion, respectively, that are 30 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 13 on pages 153–175 of this Form 10-Q which summarizes loan delinquency information.

(b)
At June 30, 2012 and 2011, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $11.9 billion and $9.1 billion, respectively, that are 90 or more days past due; and (2) real estate owned insured by U.S. government agencies of $1.3 billion and $2.4 billion, respectively. These amounts were excluded from nonaccrual loans as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 13 on pages 153–175 of this Form 10-Q which summarizes loan delinquency information.

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

Real Estate Portfolios

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Noninterest revenue	$13	$20	(35)%	$21	$28	(25)%
Net interest income	1,027	1,197	(14)	2,100	2,353	(11)
Total net revenue	1,040	1,217	(15)	2,121	2,381	(11)

Provision for credit losses	(554)	954	NM	(746)	2,030	NM

Noninterest expense	412	371	11	831	726	14
Income/(loss) before income tax expense/(benefit)	1,182	(108)	NM	2,036	(375)	NM
Net income/(loss)	$717	$(66)	NM%	$1,235	$(228)	NM%
Overhead ratio	40%	30%		39%	30%
Quarterly results
Real Estate Portfolios reported net income of $717 million, compared with a net loss of $66 million in the prior year. The increase was driven by a benefit from the provision for credit losses, reflecting continued improvement in credit trends.
Net revenue was $1.0 billion, down by $177 million, or 15%, from the prior year. The decrease was driven by a decline in net interest income, resulting from lower loan balances due to portfolio runoff.
The provision for credit losses reflected a benefit of $554 million, compared with a provision expense of $954 million in the prior year. The current-quarter provision benefit reflected lower charge-offs as compared with the prior year and a $1.25 billion reduction in the allowance for loan losses due to lower estimated losses as delinquency trends continued to improve, and to a lesser extent, a refinement of incremental loss estimates with respect to certain borrower assistance programs. See Consumer Credit Portfolio on pages 82–92 of this Form 10-Q for the net charge-off amounts and rates.
Nonaccrual loans were $6.7 billion, compared with $6.9 billion in the prior year. Based upon regulatory guidance issued in the first quarter of 2012, the Firm began reporting performing junior liens that are subordinate to nonaccrual senior liens as nonaccrual loans. For more information on the reporting of performing junior liens that are subordinate to senior liens that are 90 days or more past due based on regulatory guidance, see Consumer Credit Portfolio on pages 82–92 of this Form 10-Q.
Noninterest expense was $412 million, up by $41 million, or 11%, from the prior year due to an increase in servicing costs.
Year-to-date results
Real Estate Portfolios reported net income of $1.2 billion, compared with a net loss of $228 million in the prior year. The increase was largely driven by a benefit from the provision for credit losses, reflecting an improvement in credit trends.

Net revenue was $2.1 billion, down by $260 million, or 11%, from the prior year. The decrease was driven by a decline in net interest income, resulting from lower loan balances due to portfolio runoff.
The provision for credit losses reflected a benefit of $746 million, compared with a provision expense of $2.0 billion in the prior year. The current-year provision benefit reflected lower charge-offs as compared with the prior year and a $2.25 billion reduction in the allowance for loan losses due to lower estimated losses as delinquency trends continued to improve, and to a lesser extent, a refinement of incremental loss estimates with respect to certain borrower assistance programs. See Consumer Credit Portfolio on pages 82–92 of this Form 10-Q for the net charge-off amounts and rates.
Noninterest expense was $831 million, up by $105 million, or 14%, from the prior year due to an increase in servicing costs.
PCI Loans
Included within Real Estate Portfolios are PCI loans that the Firm acquired in the Washington Mutual transaction. For PCI loans, the excess of the undiscounted gross cash flows expected to be collected over the carrying value of the loans (the “accretable yield”) is accreted into interest income at a level rate of return over the expected life of the loans.
The net spread between the PCI loans and the related liabilities are expected to be relatively constant over time, except for any basis risk or other residual interest rate risk that remains and for certain changes in the accretable yield percentage (e.g., from extended loan liquidation periods and from prepayments). As of June 30, 2012, the remaining weighted-average life of the PCI loan portfolio is expected to be 8.0 years. The loan balances are expected to decline more rapidly over the next three to four years as the most troubled loans are liquidated, and more slowly thereafter as the remaining troubled borrowers have limited refinancing opportunities. Similarly, default and servicing expense are expected to be higher in the earlier years and decline over time as liquidations slow down.

To date the impact of the PCI loans on Real Estate Portfolios’ net income has been negative. This is largely due to the provision for loan losses recognized subsequent to its acquisition, and the higher level of default and servicing expense associated with the portfolio. Over time, the Firm expects that this portfolio will contribute positively to net income.
For further information, see Note 13, PCI loans, on pages 172–173 of this Form 10-Q.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Loans excluding PCI
End-of-period loans owned:
Home equity	$72,833	$82,751	(12)%	$72,833	$82,751	(12)%
Prime mortgage, including option ARMs	42,037	46,994	(11)	42,037	46,994	(11)
Subprime mortgage	8,945	10,441	(14)	8,945	10,441	(14)
Other	675	767	(12)	675	767	(12)
Total end-of-period loans owned	$124,490	$140,953	(12)	$124,490	$140,953	(12)
Average loans owned:
Home equity	$74,069	$84,065	(12)	$75,334	$85,478	(12)
Prime mortgage, including option ARMs	42,543	47,615	(11)	43,122	48,439	(11)
Subprime mortgage	9,123	10,667	(14)	9,304	10,875	(14)
Other	684	785	(13)	696	807	(14)
Total average loans owned	$126,419	$143,132	(12)	$128,456	$145,599	(12)
PCI loans
End-of-period loans owned:
Home equity	$21,867	$23,535	(7)	$21,867	$23,535	(7)
Prime mortgage	14,395	16,200	(11)	14,395	16,200	(11)
Subprime mortgage	4,784	5,187	(8)	4,784	5,187	(8)
Option ARMs	21,565	24,072	(10)	21,565	24,072	(10)
Total end-of-period loans owned	$62,611	$68,994	(9)	$62,611	$68,994	(9)
Average loans owned:
Home equity	$22,076	$23,727	(7)	$22,282	$23,947	(7)
Prime mortgage	14,590	16,456	(11)	14,783	16,714	(12)
Subprime mortgage	4,824	5,231	(8)	4,869	5,266	(8)
Option ARMs	21,823	24,420	(11)	22,109	24,765	(11)
Total average loans owned	$63,313	$69,834	(9)	$64,043	$70,692	(9)
Total Real Estate Portfolios
End-of-period loans owned:
Home equity	$94,700	$106,286	(11)	$94,700	$106,286	(11)
Prime mortgage, including option ARMs	77,997	87,266	(11)	77,997	87,266	(11)
Subprime mortgage	13,729	15,628	(12)	13,729	15,628	(12)
Other	675	767	(12)	675	767	(12)
Total end-of-period loans owned	$187,101	$209,947	(11)	$187,101	$209,947	(11)
Average loans owned:
Home equity	$96,145	$107,792	(11)	$97,616	$109,425	(11)
Prime mortgage, including option ARMs	78,956	88,491	(11)	80,014	89,918	(11)
Subprime mortgage	13,947	15,898	(12)	14,173	16,141	(12)
Other	684	785	(13)	696	807	(14)
Total average loans owned	$189,732	$212,966	(11)	$192,499	$216,291	(11)
Average assets	$177,698	$200,116	(11)	$179,976	$203,626	(12)
Home equity origination volume	360	307	17%	672	556	21%

Credit data and quality statistics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Net charge-offs excluding PCI loans:
Home equity	$466	$592	(21)%	$1,008	$1,312	(23)%
Prime mortgage, including option ARMs	114	198	(42)	245	359	(32)
Subprime mortgage	112	156	(28)	242	342	(29)
Other	4	8	(50)	9	17	(47)
Total net charge-offs	$696	$954	(27)	$1,504	$2,030	(26)
Net charge-off rate excluding PCI loans:
Home equity	2.53%	2.83%		2.69%	3.09%
Prime mortgage, including option ARMs	1.08	1.67		1.14	1.50
Subprime mortgage	4.94	5.85		5.23	6.33
Other	2.35	4.01		2.60	4.29
Total net charge-off rate excluding PCI loans	2.21	2.67		2.35	2.81
Net charge-off rate – reported:
Home equity	1.95%	2.20%		2.08%	2.42%
Prime mortgage, including option ARMs	0.58	0.90		0.62	0.81
Subprime mortgage	3.23	3.94		3.43	4.26
Other	2.35	4.01		2.60	4.29
Total net charge-off rate – reported	1.48	1.80		1.57	1.89
30+ day delinquency rate excluding PCI loans(a)	5.16%	5.98%		5.16%	5.98%
Allowance for loan losses	$12,179	$14,659	(17)	$12,179	$14,659	(17)
Nonperforming assets(b)(c)	7,340	7,729	(5)%	7,340	7,729	(5)%
Allowance for loan losses to ending loans retained	6.51%	6.98%		6.51%	6.98%
Allowance for loan losses to ending loans retained excluding PCI loans	5.20	6.90		5.20	6.90

(a)	The delinquency rate for PCI loans was 21.38% and 26.20% at June 30, 2012 and 2011, respectively.

(b)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(c)
For more information on the reporting of performing junior liens that are subordinate to senior liens that are 90 days or more past due based on regulatory guidance issued in the first quarter of 2012, see Consumer Credit Portfolio on pages 82–92 of this Form 10-Q.

CARD SERVICES & AUTO
For a discussion of the business profile of Card, see pages 94–97 of JPMorgan Chase’s 2011 Annual Report and the Introduction on page 4 of this Form 10–Q.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Revenue
Credit card income	$1,015	$1,123	(10)%	$1,963	$2,021	(3)%
All other income	231	183	26	534	332	61
Noninterest revenue	1,246	1,306	(5)	2,497	2,353	6
Net interest income	3,279	3,455	(5)	6,742	7,199	(6)
Total net revenue	4,525	4,761	(5)	9,239	9,552	(3)

Provision for credit losses	734	944	(22)	1,472	1,297	13

Noninterest expense
Compensation expense	490	448	9	976	907	8
Noncompensation expense	1,512	1,436	5	2,959	2,788	6
Amortization of intangibles	94	104	(10)	190	210	(10)
Total noninterest expense	2,096	1,988	5	4,125	3,905	6
Income before income tax expense	1,695	1,829	(7)	3,642	4,350	(16)
Income tax expense	665	719	(8)	1,429	1,706	(16)
Net income	$1,030	$1,110	(7)%	$2,213	$2,644	(16)%
Financial ratios
Return on common equity	25%	28%		27%	33%
Overhead ratio	46	42		45	41
Quarterly results
Net income was $1.0 billion, a decrease of $80 million, or 7%, compared with the prior year. The decrease was driven by a lower reduction in the allowance for loan losses compared with the prior year.
Net revenue was $4.5 billion, a decrease of $236 million, or 5%, from the prior year. Net interest income was $3.3 billion, down $176 million, or 5%, from the prior year. The decrease was driven by narrower loan spreads, partially offset by lower revenue reversals associated with lower net charge-offs. Noninterest revenue was $1.2 billion, a decrease of $60 million, or 5%, from the prior year. The decrease was driven by higher amortization of direct loan origination costs, partially offset by higher net interchange income.
The provision for credit losses was $734 million, compared with $944 million in the prior year. The current-quarter provision reflected lower net charge-offs and a $751 million reduction in the allowance for loan losses due to lower estimated losses. The prior-year provision included a $1.0 billion reduction in the allowance for loan losses. The Credit Card net charge-off rate1 was 4.32%, down from 5.81% in the prior year; and the 30+ day delinquency rate1 was 2.13%, down from 2.98% in the prior year. The net charge-off rate1 for the quarter would have been 4.03% absent a policy change on restructured loans that do not comply with their modified payment terms, based upon an interpretation of regulatory guidance communicated to the

Firm by the banking regulators. These loans will now charge-off when they are 120 days past due rather than 180 days past due. This change resulted in a one-time acceleration of $91 million in net charge-offs in the current quarter only, and a permanent reduction in the 30+ day delinquency rate which is 0.10% for the current quarter. The one-time acceleration of net charge-offs is offset by a reduction in the allowance for loan losses. The Auto net charge-off rate was 0.17%, up from 0.16% in the prior year.
Noninterest expense was $2.1 billion, an increase of $108 million, or 5%, from the prior year, due to additional expense related to a non-core product that is being exited.
Year-to-date results
Net income was $2.2 billion, a decrease of $431 million, or 16%, compared with the prior year. The decrease was driven by a lower reduction in the allowance for loan losses compared with the prior year.
Net revenue was $9.2 billion, a decrease of $313 million, or 3%, from the prior year. Net interest income was $6.7 billion, down $457 million, or 6%, from the prior year. The decrease was driven by narrower loan spreads and lower average loan balances, partially offset by lower revenue reversals associated with lower net charge-offs. Noninterest revenue was $2.5 billion, an increase of $144 million, or 6%, from the prior year. The increase was driven by higher net interchange income and lower partner revenue-sharing, reflecting the impact of the Kohl’s portfolio sale on April 1,

2011, partially offset by higher amortization of direct loan origination costs.
The provision for credit losses was $1.5 billion, compared with $1.3 billion in the prior year. The current-year provision reflected lower net charge-offs and a $1.5 billion reduction in the allowance for loan losses due to lower estimated losses. The prior-year provision included a $3.0 billion reduction in the allowance for loan losses. The Credit Card net charge-off rate1 was 4.34%, down from 6.32% in the prior year. The net charge-off rate1 would have been

4.20% absent the policy change on restructured loans that do not comply with their modified payment terms. The Auto net charge-off rate was 0.23%, down from 0.28% in the prior year.
Noninterest expense was $4.1 billion, an increase of $220 million, or 6%, from the prior year, due to expense related to a non-core product that is being exited.

1 Includes loans held-for-sale, which are non-GAAP financial measures. Management uses this as an additional measure to assess the performance of the portfolio.

Selected metrics	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount and ratios)	2012	2011	Change	2012	2011	Change
Selected balance sheet data (period-end)
Total assets	$198,805	$197,915	—%	$198,805	$197,915	—%
Loans:
Credit Card	124,705	125,523	(1)	124,705	125,523	(1)
Auto	48,468	46,796	4	48,468	46,796	4
Student	12,232	14,003	(13)	12,232	14,003	(13)
Total loans	$185,405	$186,322	—	$185,405	$186,322	—
Equity	$16,500	$16,000	3	$16,500	$16,000	3
Selected balance sheet data (average)
Total assets	$197,301	$198,044	—	$198,375	$201,225	(1)
Loans:
Credit Card	125,195	125,038	—	126,405	128,767	(2)
Auto	48,273	46,966	3	47,989	47,326	1
Student	12,944	14,135	(8)	13,146	14,272	(8)
Total loans	$186,412	$186,139	—	$187,540	$190,365	(1)
Equity	$16,500	$16,000	3	$16,500	$16,000	3
Headcount	27,563	26,874	3	27,563	26,874	3
Credit data and quality statistics
Net charge-offs:
Credit Card	$1,345	$1,810	(26)	$2,731	$4,036	(32)
Auto	21	19	11	54	66	(18)
Student	119	135	(12)	188	215	(13)
Total net charge-offs	$1,485	$1,964	(24)%	$2,973	$4,317	(31)%
Net charge-off rate:
Credit Card(a)	4.35%	5.82%		4.37%	6.40%
Auto	0.17	0.16		0.23	0.28
Student	3.70	3.83		2.88	3.04
Total net charge-off rate	3.22	4.24		3.20	4.61

Selected metrics	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios and where otherwise noted)	2012	2011	Change	2012	2011	Change
Delinquency rates
30+ day delinquency rate:
Credit Card(b)	2.14%	2.98%		2.14%	2.98%
Auto	0.90	0.98		0.90	0.98
Student(c)	1.95	1.70		1.95	1.70
Total 30+ day delinquency rate	1.80	2.38		1.80	2.38
90+ day delinquency rate – Credit Card(b)	1.04	1.55		1.04	1.55
Nonperforming assets(d)	$219	$233	(6)%	$219	$233	(6)%
Allowance for loan losses:
Credit Card	$5,499	$8,042	(32)	$5,499	$8,042	(32)
Auto and Student	1,009	879	15	1,009	879	15
Total allowance for loan losses	$6,508	$8,921	(27)	$6,508	$8,921	(27)
Allowance for loan losses to period-end loans:
Credit Card(b)	4.41%	6.41%		4.41%	6.41%
Auto and Student	1.66	1.45		1.66	1.45
Total allowance for loan losses to period-end loans	3.51	4.79		3.51	4.79
Business metrics
Credit Card, excluding Commercial Card
Sales volume (in billions)	$96.0	$85.5	12	$182.9	$163.0	12
New accounts opened	1.6	2.0	(20)	3.3	4.6	(28)
Open accounts	63.7	65.4	(3)	63.7	65.4	(3)
Merchant Services
Bank card volume (in billions)	$160.2	$137.3	17	$313.0	$263.0	19
Total transactions (in billions)	7.1	5.9	20	13.9	11.5	21
Auto and Student
Origination volume (in billions)
Auto	$5.8	$5.4	7	$11.6	$10.2	14
Student	—	—	—%	0.1	0.1	—%

(a)
Average credit card loans include loans held-for-sale of $782 million and $276 million for the three months ended June 30, 2012 and 2011, respectively, and $801 million and $1.6 billion for the six months ended June 30, 2012 and 2011, respectively. These amounts are excluded when calculating the net charge-off rate.

(b)
Period-end credit card loans include loans held-for-sale of $112 million at June 30, 2012. No allowance for loan losses was recorded for these loans. This amount is excluded when calculating delinquency rates and the allowance for loan losses to period-end loans. There were no loans held-for-sale at June 30, 2011.

(c)
Excludes student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) of $931 million and $968 million at June 30, 2012 and 2011, respectively, that are 30 or more days past due. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(d)
Nonperforming assets exclude student loans insured by U.S. government agencies under the FFELP of $547 million and $558 million at June 30, 2012 and 2011, respectively, that are 90 or more days past due. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

Card Services supplemental information
	Three months ended June 30,			Six months ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Noninterest revenue	$953	$1,016	(6)%	$1,902	$1,798	6%
Net interest income	2,755	2,911	(5)	5,683	6,111	(7)
Total net revenue	3,708	3,927	(6)	7,585	7,909	(4)

Provision for credit losses	595	810	(27)	1,231	1,036	19

Total noninterest expense	1,703	1,622	5	3,339	3,177	5
Income before income tax expense	1,410	1,495	(6)	3,015	3,696	(18)
Net income	$860	$911	(6)%	$1,839	$2,254	(18)%

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 98–100 of JPMorgan Chase’s 2011 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Revenue
Lending- and deposit-related fees	$264	$281	(6)%	$540	$545	(1)%
Asset management, administration and commissions	34	34	—	70	69	1
All other income(a)	264	283	(7)	509	486	5
Noninterest revenue	562	598	(6)	1,119	1,100	2
Net interest income	1,129	1,029	10	2,229	2,043	9
Total net revenue(b)	1,691	1,627	4	3,348	3,143	7
Provision for credit losses	(17)	54	NM	60	101	(41)
Noninterest expense
Compensation expense	235	219	7	481	442	9
Noncompensation expense	349	336	4	694	668	4
Amortization of intangibles	7	8	(13)	14	16	(13)
Total noninterest expense	591	563	5	1,189	1,126	6
Income before income tax expense	1,117	1,010	11	2,099	1,916	10
Income tax expense	444	403	10	835	763	9
Net income	$673	$607	11	$1,264	$1,153	10
Revenue by product
Lending	$920	$880	5	$1,812	$1,717	6
Treasury services	603	556	8	1,205	1,098	10
Investment banking	129	152	(15)	249	262	(5)
Other	39	39	—	82	66	24
Total Commercial Banking net revenue	$1,691	$1,627	4	$3,348	$3,143	7

IB revenue, gross(c)	$384	$442	(13)	$723	$751	(4)

Revenue by client segment
Middle Market Banking	$833	$789	6	$1,658	$1,544	7
Commercial Term Lending	291	286	2	584	572	2
Corporate Client Banking	343	339	1	680	629	8
Real Estate Banking	114	109	5	219	197	11
Other	110	104	6	207	201	3
Total Commercial Banking net revenue	$1,691	$1,627	4%	$3,348	$3,143	7%
Financial ratios
Return on common equity	28%	30%		27%	29%
Overhead ratio	35	35		36	36

(a)	CB client revenue from investment banking products and commercial card transactions is included in all other income.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income from municipal bond activity, totaling $99 million and $67 million for the three months ended June 30, 2012 and 2011, respectively, and $193 million and $132 million for the six months ended June 30, 2012 and 2011, respectively.

(c)	Represents the total revenue related to investment banking products sold to CB clients.

Quarterly results
Net income was $673 million, an increase of $66 million, or 11%, from the prior year. The improvement was driven by a benefit from the provision for credit losses and an increase in net revenue, partially offset by higher expense.
Record net revenue was $1.7 billion, an increase of $64 million, or 4%, from the prior year. Net interest income was $1.1 billion, up by $100 million, or 10%, driven by growth in liability and loan balances, partially offset by spread compression on loan and liability products. Noninterest revenue was $562 million, down by $36 million, or 6%, compared with the prior year, driven by lower investment banking revenue and deposit- and lending-related fees.
Revenue from Middle Market Banking was $833 million, an increase of $44 million, or 6%, from the prior year. Revenue from Commercial Term Lending was $291 million, an increase of $5 million, or 2%. Revenue from Corporate Client Banking was $343 million, an increase of $4 million, or 1%. Revenue from Real Estate Banking was $114 million, an increase of $5 million, or 5%.
The provision for credit losses was a benefit of $17 million, compared with provision for credit losses of $54 million in the prior year. There were net recoveries of $9 million in the current quarter (0.03% net recovery rate), compared with net charge-offs of $40 million (0.16% net charge-off rate) in the prior year. The allowance for loan losses to period end loans retained was 2.20%, down from 2.56% in the prior year. Nonaccrual loans were $917 million, down by $717 million, or 44%, from the prior year, largely due to commercial real estate repayments and loan sales.
Noninterest expense was $591 million, an increase of $28 million, or 5%, from the prior year, reflecting higher headcount-related expense and regulatory deposit insurance assessments.

Year-to-date results
Net income was $1.3 billion, an increase of $111 million, or 10%, from the prior year. The improvement was driven by an increase in net revenue and a decrease in the provision for credit losses, partially offset by higher expense.
Net revenue was a record of $3.3 billion, an increase of $205 million, or 7%, from the prior year. Net interest income was $2.2 billion, up by $186 million, or 9%, driven by growth in liability and loan balances, largely offset by spread compression on liability and loan products. Noninterest revenue was $1.1 billion, up by $19 million, or 2%, compared with the prior year, predominantly driven by increased community development investment-related revenue, and other fee income, largely offset by lower investment banking revenue. Additionally, prior year results included gains from investments held at fair value.
Revenue from Middle Market Banking was $1.7 billion, an increase of $114 million, or 7%, from the prior year. Revenue from Commercial Term Lending was $584 million, an increase of $12 million, or 2%. Revenue from Corporate Client Banking was $680 million, an increase of $51 million, or 8%. Revenue from Real Estate Banking was $219 million, an increase of $22 million, or 11%.
The provision for credit losses was $60 million, compared with $101 million in the prior year. Net charge-offs were $3 million (0.01% net charge-off rate) compared with net charge-offs of $71 million (0.14% net charge-off rate) in the prior year.
Noninterest expense was $1.2 billion, an increase of $63 million, or 6% from the prior year, primarily reflecting higher headcount-related expense.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount and ratios)	2012	2011	Change	2012	2011	Change
Selected balance sheet data (period-end)
Total assets	$163,698	$148,662	10%	$163,698	$148,662	10%
Loans:
Loans retained	119,946	102,122	17	119,946	102,122	17
Loans held-for-sale and loans at fair value	547	557	(2)	547	557	(2)
Total loans	$120,493	$102,679	17	$120,493	$102,679	17
Equity	9,500	8,000	19	9,500	8,000	19

Period-end loans by client segment
Middle Market Banking	$47,638	$40,530	18	$47,638	$40,530	18
Commercial Term Lending	40,972	38,012	8	40,972	38,012	8
Corporate Client Banking	18,839	13,097	44	18,839	13,097	44
Real Estate Banking	8,819	7,409	19	8,819	7,409	19
Other	4,225	3,631	16	4,225	3,631	16
Total Commercial Banking loans	$120,493	$102,679	17	$120,493	$102,679	17

Selected balance sheet data (average)
Total assets	$163,423	$143,560	14	$162,249	$141,989	14
Loans:
Loans retained	117,835	100,857	17	115,357	99,849	16
Loans held-for-sale and loans at fair value	599	1,015	(41)	740	886	(16)
Total loans	$118,434	$101,872	16	$116,097	$100,735	15
Liability balances	193,280	162,769	19	196,729	159,503	23
Equity	9,500	8,000	19	9,500	8,000	19
Average loans by client segment
Middle Market Banking	$46,880	$40,012	17	$45,964	$39,114	18
Commercial Term Lending	40,060	37,729	6	39,454	37,769	4
Corporate Client Banking	18,588	13,062	42	18,051	12,720	42
Real Estate Banking	8,808	7,467	18	8,575	7,537	14
Other	4,098	3,602	14	4,053	3,595	13
Total Commercial Banking loans	$118,434	$101,872	16	$116,097	$100,735	15

Headcount	5,862	5,140	14	5,862	5,140	14

Credit data and quality statistics
Net (recoveries)/charge-offs	$(9)	$40	NM	$3	$71	(96)
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	881	1,613	(45)	881	1,613	(45)
Nonaccrual loans held-for-sale and loans held at fair value	36	21	71	36	21	71
Total nonaccrual loans	917	1,634	(44)	917	1,634	(44)
Assets acquired in loan satisfactions	36	197	(82)	36	197	(82)
Total nonperforming assets	953	1,831	(48)	953	1,831	(48)
Allowance for credit losses:
Allowance for loan losses	2,638	2,614	1	2,638	2,614	1
Allowance for lending-related commitments	209	187	12	209	187	12
Total allowance for credit losses	2,847	2,801	2%	2,847	2,801	2%
Net (recovery)/charge-off rate(b)	(0.03)%	0.16%		0.01%	0.14%
Allowance for loan losses to period-end loans retained	2.20	2.56		2.20	2.56
Allowance for loan losses to nonaccrual loans retained(a)	299	162		299	162
Nonaccrual loans to total period-end loans	0.76	1.59		0.76	1.59

(a)	Allowance for loan losses of $143 million and $289 million was held against nonaccrual loans retained at June 30, 2012 and 2011, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net (recovery)/charge-off rate.

TREASURY & SECURITIES SERVICES
For a discussion of the business profile of TSS, see pages 101–103 of JPMorgan Chase’s 2011 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratio data)	2012	2011	Change	2012	2011	Change
Revenue
Lending- and deposit-related fees	$287	$314	(9)%	$573	$617	(7)%
Asset management, administration and commissions	708	726	(2)	1,362	1,421	(4)
All other income	156	143	9	283	282	—
Noninterest revenue	1,151	1,183	(3)	2,218	2,320	(4)
Net interest income	1,001	749	34	1,948	1,452	34
Total net revenue	2,152	1,932	11	4,166	3,772	10
Provision for credit losses	8	(2)	NM	10	2	400

Credit allocation income/(expense)(a)	68	32	113	71	59	20

Noninterest expense
Compensation expense	717	719	—	1,449	1,434	1
Noncompensation expense	760	719	6	1,488	1,366	9
Amortization of intangibles	14	15	(7)	27	30	(10)
Total noninterest expense	1,491	1,453	3	2,964	2,830	5
Income before income tax expense	721	513	41	1,263	999	26
Income tax expense	258	180	43	449	350	28
Net income	$463	$333	39	$814	$649	25
Financial ratios
Return on common equity	25%	19%		22%	19%
Pretax margin ratio	34	27		30	26
Overhead ratio	69	75		71	75
Pre-provision profit ratio	31	25		29	25
Revenue by business
Worldwide Securities Services
Investor Services	$835	$782	7	$1,618	$1,527	6
Clearance, Collateral Management and Depositary Receipts	243	220	10	422	424	—
Total WSS revenue	$1,078	$1,002	8	$2,040	$1,951	5
Treasury Services
Transaction Services	$917	$785	17	$1,810	$1,550	17
Trade Finance	157	145	8	316	271	17
Total TS revenue	$1,074	$930	15%	$2,126	$1,821	17%

(a)
IB manages traditional credit exposures related to GCB on behalf of IB and TSS, and IB and TSS share the economics related to the Firm’s GCB clients. Included within this allocation are net revenue, provision for credit losses and expenses. IB recognizes this credit allocation as a component of all other income.

Quarterly results
Net income was $463 million, an increase of $130 million, or 39%, from the prior year.
Net revenue was $2.2 billion, an increase of $220 million, or 11%, from the prior year. TS net revenue was $1.1 billion, an increase of $144 million, or 15%. The increase was primarily driven by higher deposit balances, higher trade finance loan volumes, and spreads. WSS net revenue was $1.1 billion, an increase of $76 million, or 8%, compared with the prior year, driven by higher deposit balances.
TSS generated firmwide net revenue of $2.8 billion, including $1.7 billion by TS; of that amount, $1.1 billion was recorded in TS, $603 million in Commercial Banking, and $68 million in other lines of business. The remaining $1.1 billion of firmwide net revenue was recorded in WSS.
Noninterest expense was $1.5 billion, an increase of $38 million, or 3%, from the prior year. The increase was driven by continued expansion into new markets.

Year-to-date results
Net income was $814 million, an increase of $165 million, or 25%, from the prior year.
Net revenue was $4.2 billion, an increase of $394 million, or 10%, from the prior year. TS net revenue was $2.1 billion, an increase of $305 million, or 17%. The increase was primarily driven by higher deposit balances, higher trade finance loan volumes, and spreads. WSS net revenue was $2.0 billion, an increase of $89 million, or 5%, compared with the prior year, driven by higher deposit balances.
TSS generated firmwide net revenue of $5.5 billion, including $3.5 billion by TS; of that amount, $2.1 billion was recorded in TS, $1.2 billion in Commercial Banking, and $137 million in other lines of business. The remaining $2.0 billion of firmwide net revenue was recorded in WSS.
Noninterest expense was $3.0 billion, an increase of $134 million, or 5%, from the prior year. The increase was driven by continued expansion into new markets.

Selected metrics	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount data and where otherwise noted)	2012	2011	Change	2012	2011	Change
Selected balance sheet data (period-end)
Total assets	$67,758	$55,950	21%	$67,758	$55,950	21%
Loans(a)	42,558	34,034	25	42,558	34,034	25
Equity	7,500	7,000	7	7,500	7,000	7
Selected balance sheet data (average)
Total assets	$66,398	$52,688	26	$65,479	$50,294	30
Loans(a)	42,213	33,069	28	41,376	31,190	33
Liability balances	348,102	302,858	15	352,533	284,392	24
Equity	7,500	7,000	7	7,500	7,000	7

Headcount	27,462	28,230	(3)	27,462	28,230	(3)
WSS business metrics
Assets under custody (“AUC”) by assets class (period-end) (in billions)
Fixed income	$11,302	$10,686	6	$11,302	$10,686	6
Equity	5,025	5,267	(5)	5,025	5,267	(5)
Other(b)	1,338	992	35	1,338	992	35
Total AUC	$17,665	$16,945	4	$17,665	$16,945	4
Liability balances (average)	121,755	90,204	35	123,421	86,485	43
TS business metrics
TS liability balances (average)	226,347	212,654	6	229,112	197,907	16
Trade finance loans (period-end)	35,291	27,473	28%	35,291	27,473	28%

(a)	Loan balances include trade finance loans and wholesale overdrafts.

(b)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and nonsecurities contracts.

Selected metrics	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratio data, and where otherwise noted)	2012	2011	Change	2012	2011	Change
Credit data and quality statistics
Net charge-offs	$—	$—	NM%	$—	$—	NM%
Nonaccrual loans	4	3	33	4	3	33
Allowance for credit losses:
Allowance for loan losses	79	74	7	79	74	7
Allowance for lending-related commitments	9	41	(78)	9	41	(78)
Total allowance for credit losses	88	115	(23)	88	115	(23)
Net charge-off rate	—%	—%		—%	—%
Allowance for loan losses to period-end loans	0.19	0.22		0.19	0.22
Allowance for loan losses to nonaccrual loans	NM	NM		NM	NM
Nonaccrual loans to period-end loans	0.01	0.01		0.01	0.01
International metrics
Net revenue(a)
Europe/Middle East/Africa	$777	$691	12	$1,445	$1,321	9
Asia/Pacific	345	299	15	698	575	21
Latin America/Caribbean	72	80	(10)	154	156	(1)
North America	958	862	11	1,869	1,720	9
Total net revenue	$2,152	$1,932	11	$4,166	$3,772	10
Average liability balances(a)
Europe/Middle East/Africa	$127,173	$125,911	1	$127,484	$117,501	8
Asia/Pacific	50,331	42,472	19	50,264	40,807	23
Latin America/Caribbean	10,453	13,506	(23)	11,153	13,115	(15)
North America	160,145	120,969	32	163,632	112,969	45
Total average liability balances	$348,102	$302,858	15	$352,533	$284,392	24
Trade finance loans (period-end)(a)
Europe/Middle East/Africa	$9,577	$6,184	55	$9,577	$6,184	55
Asia/Pacific	18,209	15,736	16	18,209	15,736	16
Latin America/Caribbean	5,754	4,553	26	5,754	4,553	26
North America	1,751	1,000	75	1,751	1,000	75
Total trade finance loans	$35,291	$27,473	28	$35,291	$27,473	28
AUC (period-end)(in billions)(a)
North America	$10,048	$9,976	1	$10,048	$9,976	1
All other regions	7,617	6,969	9	7,617	6,969	9
Total AUC	$17,665	$16,945	4%	$17,665	$16,945	4%

(a)
Total net revenue, average liability balances, trade finance loans and AUC are based on the domicile of the client. In the second quarter of 2012, the methodology for allocating the data by region was refined. Prior period was not revised due to immateriality.

Selected metrics	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2012	2011	Change	2012	2011	Change
TSS firmwide disclosures(a)
TS revenue – reported	$1,074	$930	15%	$2,126	$1,821	17%
TS revenue reported in CB	603	556	8	1,205	1,098	10
TS revenue reported in other lines of business	68	65	5	137	128	7
TS firmwide revenue(b)	1,745	1,551	13	3,468	3,047	14
WSS revenue	1,078	1,002	8	2,040	1,951	5
TSS firmwide revenue(b)	$2,823	$2,553	11	$5,508	$4,998	10
TSS total foreign exchange (“FX”) revenue(b)	147	165	(11)	284	325	(13)
TS firmwide liability balances (average)(c)	419,806	375,432	12	426,053	357,436	19
TSS firmwide liability balances (average)(c)	541,382	465,627	16	549,262	443,894	24
Number of:
U.S.$ ACH transactions originated	1,020	959	6	2,039	1,951	5
Total U.S.$ clearing volume (in thousands)	33,980	32,274	5	66,676	63,245	5
International electronic funds transfer volume (in thousands)(d)	76,343	63,208	21	151,430	124,150	22
Wholesale check volume	602	608	(1)	1,191	1,140	4
Wholesale cards issued (in thousands)(e)	25,346	23,746	7%	25,346	23,746	7%

(a)
TSS firmwide metrics include revenue recorded in CB, Consumer & Business Banking and AM lines of business and net TSS FX revenue (it excludes TSS FX revenue recorded in the IB). In order to capture the firmwide impact of TS and TSS products and revenue, management reviews firmwide metrics in assessing financial performance of TSS. Firmwide metrics are necessary in order to understand the aggregate TSS business.

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

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Revenue
Asset management, administration and commissions	$1,701	$1,818	(6)%	$3,322	$3,525	(6)%
All other income	151	321	(53)	417	634	(34)
Noninterest revenue	1,852	2,139	(13)	3,739	4,159	(10)
Net interest income	512	398	29	995	784	27
Total net revenue	2,364	2,537	(7)	4,734	4,943	(4)

Provision for credit losses	34	12	183	53	17	212

Noninterest expense
Compensation expense	1,024	1,068	(4)	2,144	2,107	2
Noncompensation expense	655	704	(7)	1,241	1,303	(5)
Amortization of intangibles	22	22	—	45	44	2
Total noninterest expense	1,701	1,794	(5)	3,430	3,454	(1)
Income before income tax expense	629	731	(14)	1,251	1,472	(15)
Income tax expense	238	292	(18)	474	567	(16)
Net income	$391	$439	(11)	$777	$905	(14)
Revenue by client segment
Private Banking	$1,341	$1,289	4	$2,620	$2,606	1
Institutional	537	694	(23)	1,094	1,237	(12)
Retail	486	554	(12)	1,020	1,100	(7)
Total net revenue	$2,364	$2,537	(7)%	$4,734	$4,943	(4)%
Financial ratios
Return on common equity	22%	27%		22%	28%
Overhead ratio	72	71		72	70
Pretax margin ratio	27	29		26	30
Quarterly results
Net income was $391 million, a decrease of $48 million, or 11%, from the prior year. These results reflected lower net revenue and higher provision for credit losses, partially offset by lower noninterest expense.
Net revenue was $2.4 billion, a decrease of $173 million, or 7%, from the prior year. Noninterest revenue was $1.9 billion, down by $287 million, or 13%, primarily due to lower performance fees, lower valuations of seed capital investments and the effect of lower market levels, partially offset by net product inflows. Net interest income was $512 million, up by $114 million, or 29%, primarily due to higher deposit and loan balances.
Revenue from Private Banking was $1.3 billion, up 4% from the prior year. Revenue from Institutional was $537 million, down 23%. Revenue from Retail was $486 million, down 12%.
The provision for credit losses was $34 million, compared with $12 million in the prior year.

Noninterest expense was $1.7 billion, a decrease of $93 million, or 5%, from the prior year, due to the absence of non-client-related litigation expense and lower performance-based compensation.
Year-to-date results
Net income was $777 million, a decrease of $128 million, or 14%, from the prior year. These results reflected lower net revenue and a higher provision for credit losses, partially offset by lower noninterest expense.
Net revenue was $4.7 billion, a decrease of $209 million, or 4%, from the prior year. Noninterest revenue was $3.7 billion, down by $420 million, or 10%, due to lower performance fees, lower loan-related revenue and the effect of lower market levels, partially offset by net product inflows. Net interest income was $995 million, up by $211 million, or 27%, due to higher deposit and loan balances.
Revenue from Private Banking was $2.6 billion, up 1% from the prior year. Revenue from Institutional was $1.1 billion, down 12%. Revenue from Retail was $1.0 billion, down 7%.

The provision for credit losses was $53 million, compared with $17 million in the prior year.
Noninterest expense was $3.4 billion, a decrease of $24 million, or 1%, from the prior year, due to the absence of non-client-related litigation expense and lower performance-based compensation partially offset by higher headcount-related expense.

Selected metrics	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount, ranking data and where otherwise noted)	2012	2011	Change	2012	2011	Change
Number of:
Client advisors(a)	2,739	2,719	1%	2,739	2,719	1%
Retirement planning services participants (in thousands)	1,960	1,613	22	1,960	1,613	22
% of customer assets in 4 & 5 Star Funds(b)	43%	50%		43%	50%
% of AUM in 1st and 2nd quartiles:(c)
1 year	65	56		65	56
3 years	72	71		72	71
5 years	74	76		74	76
Selected balance sheet data (period-end)
Total assets	$98,704	$78,199	26	$98,704	$78,199	26
Loans(d)	70,470	51,747	36	70,470	51,747	36
Equity	7,000	6,500	8	7,000	6,500	8
Selected balance sheet data (average)
Total assets	$96,670	$74,206	30	$93,126	$71,577	30
Loans	67,093	48,837	37	63,202	46,903	35
Deposits	128,087	97,509	31	127,811	96,386	33
Equity	7,000	6,500	8	7,000	6,500	8

Headcount	18,042	17,963	—%	18,042	17,963	—%

(a)
Effective January 1, 2012, the previously disclosed separate metric for client advisors and JPMorgan Securities brokers were combined into one metric that reflects the number of Private Banking client-facing representatives.

(b)	Derived from Morningstar for the U.S., the U.K., Luxembourg, France, Hong Kong and Taiwan; and Nomura for Japan.

(c)	Quartile ranking sourced from: Lipper for the U.S. and Taiwan; Morningstar for the U.K., Luxembourg, France and Hong Kong; and Nomura for Japan.

(d)	Includes $6.7 billion of prime mortgage loans reported in the Consumer loan portfolio at June 30, 2012.

Selected metrics	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Credit data and quality statistics
Net charge-offs	$28	$33	(15)%	$55	$44	25%
Nonaccrual loans	256	252	2	256	252	2
Allowance for credit losses:
Allowance for loan losses	220	222	(1)	220	222	(1)
Allowance for lending-related commitments	6	9	(33)	6	9	(33)
Total allowance for credit losses	226	231	(2)%	226	231	(2)%
Net charge-off rate	0.17%	0.27%		0.18%	0.19%
Allowance for loan losses to period-end loans	0.31	0.43		0.31	0.43
Allowance for loan losses to nonaccrual loans	86	88		86	88
Nonaccrual loans to period-end loans	0.36	0.49		0.36	0.49

Assets under supervision
Assets under supervision were $2.0 trillion, an increase of $44 billion, or 2%, from the prior year. Assets under management were $1.3 trillion, an increase of $5 billion, as net inflows to long-term products were offset by the effect of lower market levels and net outflows from liquidity products. Custody, brokerage, administration and deposit balances were $621 billion, up by $39 billion, or 7%, due to custody and deposit inflows.

Assets under supervision
June 30, (in billions)	2012	2011	Change
Assets by asset class
Liquidity	$466	$476	(2)%
Fixed income	359	319	13
Equity and multi-asset	401	430	(7)
Alternatives	121	117	3
Total assets under management	1,347	1,342	—
Custody/brokerage/administration/deposits	621	582	7
Total assets under supervision	$1,968	$1,924	2
Assets by client segment
Private Banking	$297	$291	2
Institutional	702	708	(1)
Retail	348	343	1
Total assets under management	$1,347	$1,342	—
Private Banking	$816	$776	5
Institutional	702	709	(1)
Retail	450	439	3
Total assets under supervision	$1,968	$1,924	2
Mutual fund assets by asset class
Liquidity	$408	$421	(3)
Fixed income	119	105	13
Equity and multi-asset	160	176	(9)
Alternatives	7	9	(22)
Total mutual fund assets	$694	$711	(2)%

	Three months ended June 30,		Six months ended June 30,
(in billions)	2012	2011	2012	2011
Assets under management rollforward
Beginning balance	$1,382	$1,330	$1,336	$1,298
Net asset flows:
Liquidity	(25)	(16)	(50)	(25)
Fixed income	5	12	16	28
Equity, multi-asset and alternatives	9	7	15	18
Market/performance/other impacts	(24)	9	30	23
Ending balance, June 30	$1,347	$1,342	$1,347	$1,342
Assets under supervision rollforward
Beginning balance	$2,013	$1,908	$1,921	$1,840
Net asset flows	(6)	12	2	43
Market/performance/other impacts	(39)	4	45	41
Ending balance, June 30	$1,968	$1,924	$1,968	$1,924

International metrics	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in billions, except where otherwise noted)	2012	2011	Change	2012	2011	Change
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$379	$478	(21)%	$784	$917	(15)%
Asia/Pacific	230	257	(11)	466	503	(7)
Latin America/Caribbean	166	251	(34)	341	416	(18)
North America	1,589	1,551	2	3,143	3,107	1
Total net revenue	$2,364	$2,537	(7)	$4,734	$4,943	(4)
Assets under management
Europe/Middle East/Africa	$261	$298	(12)	$261	$298	(12)
Asia/Pacific	103	119	(13)	103	119	(13)
Latin America/Caribbean	41	37	11	41	37	11
North America	942	888	6	942	888	6
Total assets under management	$1,347	$1,342	—	$1,347	$1,342	—
Assets under supervision
Europe/Middle East/Africa	$315	$353	(11)	$315	$353	(11)
Asia/Pacific	144	161	(11)	144	161	(11)
Latin America/Caribbean	101	94	7	101	94	7
North America	1,408	1,316	7	1,408	1,316	7
Total assets under supervision	$1,968	$1,924	2%	$1,968	$1,924	2%

(a)	Regional revenue is based on the domicile of the client.

CORPORATE/PRIVATE EQUITY
For a discussion of Corporate/Private Equity, see pages 107-108 of JPMorgan Chase’s 2011 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2012	2011	Change	2012	2011	Change
Revenue
Principal transactions	$(3,576)	$745	NM%	$(4,123)	$2,043	NM%
Securities gains	1,013	837	21	1,462	939	56
All other income	159	265	(40)	1,270	343	270
Noninterest revenue	(2,404)	1,847	NM	(1,391)	3,325	NM
Net interest income	(205)	218	NM	(189)	252	NM
Total net revenue(a)	(2,609)	2,065	NM	(1,580)	3,577	NM

Provision for credit losses	(11)	(9)	(22)	(20)	(19)	(5)

Noninterest expense
Compensation expense	652	614	6	1,475	1,271	16
Noncompensation expense(b)	1,317	2,097	(37)	4,645	3,240	43
Subtotal	1,969	2,711	(27)	6,120	4,511	36
Net expense allocated to other businesses	(1,410)	(1,270)	(11)	(2,792)	(2,508)	(11)
Total noninterest expense	559	1,441	(61)	3,328	2,003	66
Income/(loss) before income tax expense/(benefit)	(3,157)	633	NM	(4,888)	1,593	NM
Income tax expense/(benefit)	(1,380)	131	NM	(2,089)	369	NM
Net income/(loss)	$(1,777)	$502	NM	$(2,799)	$1,224	NM
Total net revenue
Private equity	$410	$796	(48)	$664	$1,495	(56)
Treasury and CIO	(3,434)	1,426	NM	(3,667)	2,249	NM
Corporate	415	(157)	NM	1,423	(167)	NM
Total net revenue	$(2,609)	$2,065	NM	$(1,580)	$3,577	NM
Net income/(loss)
Private equity	$197	$444	(56)	$331	$827	(60)
Treasury and CIO	(2,078)	670	NM	(2,305)	1,026	NM
Corporate	104	(612)	NM	(825)	(629)	(31)
Total net income/(loss)	$(1,777)	$502	NM	$(2,799)	$1,224	NM
Total assets (period-end)	$667,206	$672,655	(1)	$667,206	$672,655	(1)
Headcount	23,020	21,444	7%	23,020	21,444	7%

(a)
Total net revenue included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $118 million and $69 million for the three months ended June, 2012 and 2011, respectively, and $217 million and $133 million for the six months ended June 30, 2012 and 2011, respectively.

(b)
Includes litigation expense of $332 million and $1.3 billion for the three months ended June 30, 2012 and 2011, respectively, and $2.8 billion and $1.6 billion for the six months ended June 30, 2012 and 2011, respectively.

Quarterly results
Net loss was $1.8 billion, compared with net income of $502 million in the prior year.
Private Equity reported net income of $197 million, compared with net income of $444 million in the prior year. Net revenue of $410 million was down from $796 million in the prior year, primarily due to lower gains on sales and lower net valuation gains on private investments, partially offset by higher gains on public securities. Noninterest expense was $102 million, unchanged from the prior year.

Treasury and CIO reported a net loss of $2.1 billion, compared with net income of $670 million in the prior year. Net revenue was a loss of $3.4 billion, compared with net revenue of $1.4 billion in the prior year. The current quarter loss reflected $4.4 billion of principal transactions losses from the synthetic credit portfolio held by CIO, partially offset by securities gains of $1.0 billion. Net interest income was negative $30 million, compared with a positive $450 million in the prior year, primarily reflecting higher financing costs associated with mortgage-backed securities.

Other Corporate reported net income of $104 million, compared with a net loss of $612 million in the prior year. Noninterest revenue was $552 million including a $545 million gain reflecting the expected recovery on a Bear Stearns-related subordinated loan. Noninterest expense of $335 million was down $736 million compared with the prior year. The current quarter included $335 million of litigation expense. The prior year included $1.3 billion of additional litigation expense, which was predominantly for mortgage-related matters.
Year-to-date results
Net loss was $2.8 billion, compared with net income of $1.2 billion in the prior year.
Private Equity reported net income of $331 million, compared with net income of $827 million in the prior year. Net revenue of $664 million was down from $1.5 billion in the prior year, primarily due to lower gains on sales and lower net valuation gains on private investments, partially offset by higher gains on public securities. Noninterest expense was $146 million, down from $215 million in the prior year, primarily due to lower compensation expense.

Treasury and CIO reported a net loss of $2.3 billion, compared with net income of $1.0 billion in the prior year. Net revenue was a loss of $3.7 billion, compared with net revenue of $2.2 billion in the prior year. The current year loss reflected $5.8 billion of principal transactions losses from the synthetic credit portfolio held by CIO, partially offset by securities gains of $1.5 billion. Net interest income was $162 million, compared with $697 million in the prior year, primarily reflecting higher financing costs associated with mortgage-backed securities.
Other Corporate reported a net loss of $825 million, compared with a net loss of $629 million in the prior year. Noninterest revenue of $ 1.7 billion was driven by a $1.1 billion benefit from the Washington Mutual bankruptcy settlement and a $545 million gain for the expected recovery on a Bear Stearns-related subordinated loan. Noninterest expense of $2.9 billion was up $1.6 billion compared with the prior year. The current year included $2.8 billion of litigation expense, predominantly for mortgage-related matters, up from $1.6 billion in the prior year.

Treasury and CIO
Treasury and CIO overview
Treasury and CIO are responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, funding, capital, interest rate and foreign exchange risks, and other structural risks. The risks managed by Treasury and CIO arise from the activities undertaken by the Firm’s six major reportable business segments to serve their respective client bases, which generate both on- and off-balance sheet assets and liabilities.
Treasury is responsible for, among other functions, funds transfer pricing. Funds transfer pricing is used to transfer interest rate risk and foreign exchange risk of the Firm to Treasury and CIO and allocate interest income and expense to each business based on market rates. CIO, through its management of the investment portfolio, generates net interest income to pay the lines of business market rates. Any variance (whether positive or negative) between amounts generated by CIO through its investment portfolio activities and amounts paid to or received by the lines of business are retained by CIO, and are not reflected in line of business segment results. Treasury and CIO activities operate in support of the overall Firm.
CIO achieves the Firm’s asset-liability management objectives generally by investing in high quality securities that are managed for the longer-term as part of the Firm’s AFS investment portfolio. Unrealized gains and losses on securities held in the AFS portfolio are recorded in other comprehensive income. For further information about securities in the AFS portfolio, see Note 3 and Note 11 on pages 119–133 and 148–152, respectively, of this Form 10-Q. CIO also uses securities that are not classified within the AFS portfolio, as well as derivatives, to meet the Firm’s asset-liability management objectives. Securities not classified within the AFS portfolio are recorded in trading assets and liabilities; realized and unrealized gains and losses on such securities are recorded in the principal transactions revenue line of the income statement. For further information about securities included in trading assets and liabilities, see Note 3 on pages 119–133 of this Form 10-Q. Derivatives used by CIO are also classified as trading assets and liabilities. For further information on derivatives, including the classification of realized and unrealized gains and losses, see Note 5 on pages 136-144 of the Form 10-Q.
CIO’s AFS portfolio consists of U.S. and non-U.S. government securities, agency and non-agency mortgage-backed securities, other asset-backed securities and corporate and municipal debt securities. At June 30, 2012, the total CIO AFS portfolio was approximately $323 billion; the average credit rating of the securities comprising the AFS portfolio was AA+ (based upon external ratings where available and, where not available, upon internal ratings which correspond to ratings as defined by S&P and Moody’s). See Note 11 on pages 148–152 of this Form 10-Q for further information on the details of the AFS portfolio.
For further information on liquidity and funding risk, see Liquidity Risk Management on pages 66–72 of this Form 10-Q. For information on interest rate, foreign exchange and other structural risks, and CIO VaR and the Firm’s nontrading interest rate-sensitive revenue at risk, see Market Risk Management on pages 96–102 of this
Form 10-Q.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Securities gains(a)	$1,013	$837	21%	$1,466	$939	56%
Investment securities portfolio (average)	359,130	335,543	7	360,366	324,492	11
Investment securities portfolio (ending)	348,610	318,237	10	348,610	318,237	10
Mortgage loans (average)	11,012	12,731	(14)	11,824	12,078	(2)
Mortgage loans (ending)	10,332	13,243	(22)%	10,332	13,243	(22)%

(a)	Reflects repositioning of the Corporate investment securities portfolio.
CIO synthetic credit portfolio
As noted above, CIO’s synthetic credit portfolio incurred losses of $4.4 billion and $5.8 billion for the three and six months ended June 30, 2012, respectively. On July 2, 2012, CIO transferred the synthetic credit portfolio, other than a portion aggregating to approximately $12 billion of notional, to IB. For further discussion on the synthetic credit portfolio held by CIO, see Recent developments on pages 10–11 of this Form 10-Q.

Private Equity Portfolio
Selected income statement and balance sheet data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Private equity gains/(losses)
Realized gains	$(116)	$1,219	NM%	$(50)	$1,390	NM%
Unrealized gains/(losses)(a)	589	(726)	NM	768	(356)	NM
Total direct investments	473	493	(4)	718	1,034	(31)
Third-party fund investments	(9)	323	NM	74	509	(85)
Total private equity gains/(losses)(b)	$464	$816	(43)%	$792	$1,543	(49)%

Private equity portfolio information(c)
Direct investments
(in millions)	June 30, 2012	December 31, 2011	Change
Publicly held securities
Carrying value	$863	$805	7%
Cost	436	573	(24)
Quoted public value	909	896	1
Privately held direct securities
Carrying value	4,931	4,597	7
Cost	6,362	6,793	(6)
Third-party fund investments(d)
Carrying value	2,113	2,283	(7)
Cost	1,952	2,452	(20)
Total private equity portfolio
Carrying value	$7,907	$7,685	3
Cost	$8,750	$9,818	(11)%

(a)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(b)	Included in principal transactions revenue in the Consolidated Statements of Income.

(c)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 3 on pages 119–133 of this Form 10-Q.

(d)	Unfunded commitments to third-party private equity funds were $524 million and $789 million at June 30, 2012, and December 31, 2011, respectively.
The carrying value of the private equity portfolio at June 30, 2012, was $7.9 billion, up from $7.7 billion at December 31, 2011. The increase in the portfolio is predominantly driven by new investments and net valuation gains, partially offset by sales of investments. The portfolio represented 5.5% of the Firm’s stockholders’ equity less goodwill at June 30, 2012, down from 5.7% at December 31, 2011.

INTERNATIONAL OPERATIONS
During the three and six months ended June 30, 2012, the Firm recorded approximately $2.0 billion and $7.5 billion, respectively, of managed revenue derived from clients, customers and counterparties domiciled outside of North America. Of those amounts, approximately 4% and 47%, respectively, were derived from Europe/Middle East/Africa (“EMEA”); approximately 69% and 38%, respectively, from Asia/Pacific; and approximately 27% and 15%, respectively, from Latin America/Caribbean.
During the three and six months ended June 30, 2011, the Firm recorded approximately $6.7 billion and $13.5 billion, respectively, of managed revenue derived from clients, customers and counterparties domiciled outside of North America. Of those amounts, approximately 69% and 68%, respectively, were derived from EMEA; approximately 21% and 23%, respectively, from Asia/Pacific; and approximately 10% and 9%, respectively, from Latin America/Caribbean. For additional information regarding international operations, see Note 32 on pages 299–300 of

JPMorgan Chase’s 2011 Annual Report.
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

(in millions, except headcount and where otherwise noted)	EMEA				Asia/Pacific				Latin America/Caribbean
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Revenue(a)	$74	$4,557	$3,461	$9,036	$1,358	$1,414	$2,876	$3,151	$549	$668	$1,155	$1,237
Countries of operation	33	34	33	34	16	16	16	16	9	8	9	8
Total headcount(b)	16,087	16,595	16,087	16,595	20,558	20,304	20,558	20,304	1,370	1,262	1,370	1,262
Front-office headcount	5,978	6,154	5,978	6,154	4,279	4,481	4,279	4,481	606	530	606	530
Significant clients(c)	940	928	940	928	471	470	471	470	161	142	161	142
Deposits (average)(d)	$165,879	$172,218	$166,722	$163,872	$59,507	$56,884	$60,539	$54,648	$4,608	$5,685	$4,693	$5,588
Loans (period-end)(e)	41,391	33,496	41,391	33,496	30,969	25,400	30,969	25,400	28,513	21,172	28,513	21,172
Assets under management (in billions)	261	298	261	298	103	119	103	119	41	37	41	37
Assets under supervision (in billions)	315	353	315	353	144	161	144	161	101	94	101	94
Assets under custody (in billions)	5,925	5,412	5,925	5,412	1,434	1,396	1,434	1,396	258	161	258	161
Note: International wholesale operations is comprised of IB, AM, TSS, CB and Treasury and CIO, and prior-period amounts have been revised to conform with current allocation methodologies.

(a)	Revenue is based predominantly on the domicile of the client, the location from which the client relationship is managed, or the location of the trading desk.

(b)	Total headcount includes all employees, including those in service centers, located in the region.

(c)	Significant clients are defined as companies with over $1 million in revenue over a trailing 12-month period in the region (excludes private banking clients).

(d)	Deposits are based on the location from which the client relationship is managed.

(e)	Loans outstanding are based predominantly on the domicile of the borrower and exclude loans held-for-sale and loans carried at fair value.

BALANCE SHEET ANALYSIS

Selected Consolidated Balance Sheets data
(in millions)	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$44,866	$59,602
Deposits with banks	130,383	85,279
Federal funds sold and securities purchased under resale agreements	255,188	235,314
Securities borrowed	138,209	142,462
Trading assets:
Debt and equity instruments	331,781	351,486
Derivative receivables	85,543	92,477
Securities	354,595	364,793
Loans	727,571	723,720
Allowance for loan losses	(23,791)	(27,609)
Loans, net of allowance for loan losses	703,780	696,111
Accrued interest and accounts receivable	67,939	61,478
Premises and equipment	14,206	14,041
Goodwill	48,131	48,188
Mortgage servicing rights	7,118	7,223
Other intangible assets	2,813	3,207
Other assets	105,594	104,131
Total assets	$2,290,146	$2,265,792
Liabilities
Deposits	$1,115,886	$1,127,806
Federal funds purchased and securities loaned or sold under repurchase agreements	261,657	213,532
Commercial paper	50,563	51,631
Other borrowed funds	21,689	21,908
Trading liabilities:
Debt and equity instruments	70,812	66,718
Derivative payables	76,249	74,977
Accounts payable and other liabilities	207,126	202,895
Beneficial interests issued by consolidated VIEs	55,053	65,977
Long-term debt	239,539	256,775
Total liabilities	2,098,574	2,082,219
Stockholders’ equity	191,572	183,573
Total liabilities and stockholders’ equity	$2,290,146	$2,265,792
Consolidated Balance Sheets overview
For a description of each of the significant line item captions on the Consolidated Balance Sheets, see pages 110–112 of JPMorgan Chase’s 2011 Annual Report.
JPMorgan Chase’s total assets and total liabilities increased by 1% from December 31, 2011. The increase in total assets was predominantly due to higher deposits with banks, and federal funds sold and securities purchased under resale agreements, partially offset by lower trading assets, cash and due from banks, and securities. The increase in total liabilities was predominantly due to higher securities sold under repurchase agreements, partially offset by lower long-term debt, deposits, and beneficial interests issued by consolidated VIEs. The increase in stockholders’ equity was predominantly due to the Firm’s net income.
The following is a discussion of the significant changes in the specific line item captions on the Consolidated Balance Sheets from December 31, 2011.
Cash and due from banks and deposits with banks
The net increase in cash and due from banks and deposits with banks reflected the placement of the Firm’s excess funds with various central banks, including Federal Reserve Banks. For additional information, refer to the Liquidity Risk Management discussion on pages 66–72 of this Form 10-Q.
Federal funds sold and securities purchased under resale agreements; and securities borrowed
The net increase in securities purchased under resale agreements and securities borrowed was predominantly due to increased client financing activity in IB, and the deployment of excess cash by Treasury.
Trading assets and liabilities – debt and equity instruments
Trading assets - debt and equity instruments decreased related to lower levels of equity and corporate debt securities, and physical commodities. These decreases were partially offset by an increase in U.S. government securities. For additional information, refer to Note 3 on pages 119–133 of this Form 10-Q.
Trading assets and liabilities – derivative receivables and payables
Derivative receivables decreased primarily related to foreign exchange and credit products. These decreases were partially offset by increased equity derivative balances. Derivative payables increased slightly. For additional information, refer to Derivative contracts on pages 80–81, and Note 3 and Note 5 on pages 119–133 and 136–144, respectively, of this Form 10-Q.
Securities
Securities decreased, largely due to paydowns and maturities, as well as repositioning of the CIO AFS portfolio. These factors decreased the levels of corporate debt securities and U.S. government agency issued mortgage-backed securities (“MBS”), partially offset by increases in non-U.S. government debt and residential MBS as well as obligations of U.S. states and municipalities. For additional information related to securities, refer to the discussion in the Corporate/Private Equity segment on pages 49–52, and Note 3 and Note 11 on pages 119–133 and 148–152, respectively, of this Form 10-Q.

Loans and allowance for loan losses
Loans increased slightly, due to a higher level of wholesale loans, which was driven by increased client activity across all regions and most businesses. The $19.8 billion increase in wholesale loans was offset largely by a combined $16.0 billion decline in the level of consumer, excluding credit card, and credit card loans. The decline in consumer, excluding credit card loans was due to paydowns, portfolio run-off and charge-offs, and the decline in credit card loans was due to seasonality and higher repayment rates.
The allowance for loan losses decreased as a result of a reduction in the consumer, excluding credit card and the credit card allowances, predominantly related to the continuing trend of improved delinquencies across most consumer portfolios, notably residential real estate and credit card. The wholesale allowance for loan losses was relatively unchanged from December 31, 2011. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Portfolio and Allowance for Credit Losses on pages 73–95, and Notes 3, 4, 13 and 14 on pages 119–133, 133–135, 153–175 and 176, respectively, of this Form 10-Q.
Accrued interest and accounts receivable
Accrued interest and accounts receivable increased, predominantly due to higher receivables from securities transactions pending settlement and an increase in IB customer margin receivables due to changes in client activity.
Mortgage servicing rights
MSRs decreased slightly, as the combined effects of changes in market interest rates and modeled amortization were partially offset by new MSR originations. For additional information on MSRs, see Note 16 on pages 184–186 of this Form 10-Q.
Other intangible assets
Other intangible assets decreased, due to amortization. For additional information on other intangible assets, see Note 16 on pages 186–187 of this Form 10-Q.
Deposits
Deposits decreased, predominantly due to a decline in client balances in the wholesale businesses, particularly in CB and TSS; partially offset by growth in retail deposits. For more information on deposits, refer to the RFS and AM segment discussions on pages 25–34 and 45–48, respectively; the Liquidity Risk Management discussion on pages 66–72; and Notes 3 and 17 on pages 119–133 and 188, respectively, of this Form 10-Q. For more information on liability balances in the wholesale businesses, which includes deposits, refer to the TSS and CB segment discussions on pages 41–44 and 38–40, respectively, of this Form 10-Q.

Federal funds purchased and securities loaned or sold under repurchase agreements
Securities loaned or sold under repurchase agreements increased predominantly in IB, reflecting higher client financing activity and a change in the mix of liabilities. For additional information on the Firm’s Liquidity Risk Management, see pages 66–72 of this Form 10-Q.
Commercial paper and other borrowed funds
Commercial paper decreased slightly due to a decline in the volume of liability balances in sweep accounts related to TSS’s cash management product, partially offset by an increase in commercial paper liabilities sourced from wholesale funding markets. Other borrowed funds remained relatively unchanged. For additional information on the Firm’s Liquidity Risk Management and other borrowed funds, see pages 66–72 of this Form 10-Q.
Beneficial interests issued by consolidated VIEs
Beneficial interests issued by consolidated VIEs decreased primarily due to a reduction in outstanding conduit commercial paper held by third parties and credit card maturities, partially offset by new credit card issuances and consolidations of new municipal bond vehicles. For additional information on Firm-sponsored VIEs and loan securitization trusts, see Off–Balance Sheet Arrangements on pages 56–59, and Note 15 on pages 177–184 of this Form 10-Q.
Long-term debt
Long-term debt decreased, due to net redemptions and maturities of long-term borrowings. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 66–72 of this Form 10-Q.
Stockholders’ equity
Total stockholders’ equity increased, predominantly due to net income; a net increase in accumulated other comprehensive income (“AOCI”) reflecting net unrealized market value increases on AFS securities driven by the tightening of spreads across the portfolio, partially offset by sales of mortgage-backed securities and non-U.S. government debt; and to net issuances and commitments to issue under the Firm’s employee stock-based compensation plans. The increase was partially offset by the declaration of cash dividends on common and preferred stock and repurchases of common equity.

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

Special-purpose entities
The most common type of VIE is a SPE. SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees. For further information on the types of SPEs, see Note 15 on pages 177–184 of this Form 10-Q, and Note 1 on pages 182–183 and Note 16 on pages 256–267 of JPMorgan Chase’s 2011 Annual Report.
Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, JPMorgan Chase Bank, N.A., could be required to provide funding if its short-term credit rating were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. These liquidity commitments support the issuance of asset-backed commercial paper by both Firm-administered consolidated and third-party-sponsored nonconsolidated SPEs. In the event of a short-term credit rating downgrade, JPMorgan Chase Bank, N.A., absent other solutions, would be required to provide funding to the SPE, if the commercial paper could not be reissued as it matured. The aggregate amounts of commercial paper outstanding, issued by both Firm-administered and third-party-sponsored SPEs, that are held by third parties as of June 30, 2012, and December 31, 2011, was $11.6 billion and $19.7 billion, respectively. In addition, the aggregate amounts of commercial paper outstanding could increase in future periods should clients of the Firm-administered consolidated or third-party-sponsored nonconsolidated SPEs draw down on certain unfunded lending-related commitments. JPMorgan Chase Bank, N.A. had unfunded lending-related commitments to clients to fund an incremental $13.0 billion and $11.0 billion at June 30, 2012, and December 31, 2011, respectively. The Firm could facilitate the refinancing of some of the clients’ assets in order to reduce the funding obligation.

Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees, see Lending-related commitments on page 79, and Note 21 on pages 192–196 of this Form 10-Q, and Lending-related commitments on page 144, and Note 29 on pages 283–289 of JPMorgan Chase’s 2011 Annual Report.
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
From 2005 to 2008, the Firm and certain acquired entities made certain loan level representations and warranties in connection with approximately $450 billion of residential mortgage loans that were sold or deposited into private-label securitizations. Of the $450 billion originally sold or deposited (including $165 billion by Washington Mutual, as to which the Firm maintains that certain of the repurchase obligations remain with the Federal Deposit Insurance

Corporation (“FDIC”) receivership), approximately $193 billion of principal has been repaid (including $71 billion related to Washington Mutual). In addition, approximately $108 billion of the principal amount of loans has been liquidated (including $39 billion related to Washington Mutual), with an average loss severity of 59%. Accordingly, the remaining outstanding principal balance of these loans (including Washington Mutual) was, as of June 30, 2012, approximately $149 billion, of which $47 billion was 60 days or more past due. The remaining outstanding principal balance of loans related to Washington Mutual was approximately $55 billion, of which $16 billion were 60 days or more past due. For additional information regarding loans sold to private investors, see Mortgage repurchase liability on pages 115–118 of JPMorgan Chase’s 2011 Annual Report.
There have been generalized allegations, as well as specific demands, that the Firm should repurchase loans sold or deposited into private-label securitizations (including claims from insurers that have guaranteed certain obligations of the securitization trusts). Although the Firm encourages parties to use the contractual repurchase process established in the governing agreements, these private-label repurchase claims have generally manifested themselves through threatened or pending litigation. Accordingly, the liability related to repurchase demands associated with private-label securitizations is separately evaluated by the Firm in establishing its litigation reserves. For additional information regarding litigation, see Note 23 on pages 196–205 of this Form 10-Q, and Note 31 on pages

290–299 of JPMorgan Chase’s 2011 Annual Report.
Estimated mortgage repurchase liability
The Firm has recognized a mortgage repurchase liability of $3.3 billion and $3.6 billion, as of June 30, 2012, and December 31, 2011, respectively. The Firm’s mortgage repurchase liability is intended to cover losses associated with all loans previously sold in connection with loan sale and securitization transactions with the GSEs, regardless of when those losses occur or how they are ultimately resolved (e.g., repurchase, make-whole payment). While uncertainties continue to exist with respect to both GSE behavior and the economic environment, the Firm believes that the model inputs and assumptions that it uses to estimate its mortgage repurchase liability are becoming increasingly seasoned and stable. Based on the seasoning and stabilization of the model inputs and taking into consideration its projections regarding future uncertainty, including Agency behavior, the Firm has become increasingly confident in its ability to estimate reliably its mortgage repurchase liability. For these reasons, the Firm believes that its existing mortgage repurchase liability at June 30, 2012 is sufficient to cover probable future repurchase losses arising from loan sale and securitization transactions with the GSEs. For additional information about the process that the Firm uses to estimate its mortgage repurchase liability and the factors it considers in connection with that process, see Mortgage repurchase liability on pages 115–118 of JPMorgan Chase’s 2011 Annual Report.

The following table provides information about outstanding repurchase demands and unresolved mortgage insurance rescission notices, excluding those related to Washington Mutual, at each of the past five quarter-end dates.

Outstanding repurchase demands and unresolved mortgage insurance rescission notices by counterparty type(a)
(in millions)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
GSEs	$1,646	$1,868	$1,682	$1,666	$1,500
Mortgage insurers	1,004	1,000	1,034	1,112	1,093
Other(b)	981	756	663	467	326
Overlapping population(c)	(125)	(116)	(113)	(155)	(145)
Total	$3,506	$3,508	$3,266	$3,090	$2,774

(a)	Mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves.

(b)
Represents repurchase demands received from parties other than the GSEs that have been presented to the Firm by trustees who assert authority to present such claims under the terms of the underlying sale or securitization agreement, and excludes repurchase demands asserted in or in connection with litigation. As of June 30, 2012, outstanding repurchase demands largely represent repurchase demands received in prior quarters.

(c)
Because the GSEs and others may make repurchase demands based on mortgage insurance rescission notices that remain unresolved, certain loans may be subject to both an unresolved mortgage insurance rescission notice and an outstanding repurchase demand.

The following tables show the trend in repurchase demands and mortgage insurance rescission notices received by loan origination vintage, excluding those related to Washington Mutual, for the past five quarters. The Firm expects repurchase demands to remain at elevated levels or to increase if there is a significant increase in private-label repurchase demands outside of litigation.

Quarterly mortgage repurchase demands received by loan origination vintage(a)
(in millions)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Pre-2005	$28	$41	$39	$34	$32
2005	65	95	55	200	57
2006	506	375	315	232	363
2007	420	645	804	602	510
2008	311	361	291	323	301
Post-2008	191	124	81	153	89
Total repurchase demands received	$1,521	$1,641	$1,585	$1,544	$1,352
(a) Mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves. This table excludes repurchase demands asserted in or in connection with litigation.

Quarterly mortgage insurance rescission notices received by loan origination vintage(a)
(in millions)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Pre-2005	$9	$13	$4	$3	$3
2005	13	19	12	15	24
2006	26	36	19	31	39
2007	121	78	48	63	72
2008	51	32	26	30	31
Post-2008	6	4	2	1	1
Total mortgage insurance rescissions received	$226	$182	$111	$143	$170

(a)
Mortgage insurance rescissions typically result in a repurchase demand from the GSEs. This table includes mortgage insurance rescission notices for which the GSEs or others also have issued a repurchase demand.

Since the beginning of 2011, the Firm’s overall cure rate, excluding Washington Mutual, has been approximately 55%. A significant portion of repurchase demands now relate to loans with a longer pay history, which have historically had higher cure rates. Repurchases that have resulted from mortgage insurance rescissions are reflected in the Firm’s overall cure rate. While the actual cure rate may vary from quarter to quarter, the Firm expects that the overall cure rate will remain at approximately 50%-60% for the foreseeable future.
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
Substantially all of the estimates and assumptions underlying the Firm’s established methodology for computing its recorded mortgage repurchase liability — including the amount of probable future demands from purchasers, trustees or investors (which is in part based on historical experience), the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure and recoveries from third parties — require application of a significant level of management judgment. Estimating the mortgage repurchase liability is further complicated by historical data that is not necessarily indicative of future expectations and uncertainty surrounding numerous external factors, including: (i) economic factors (for example, further declines in home prices and changes in borrower behavior may lead to increases in the number of defaults, the severity of losses, or both), and (ii) the level of future demands, which is dependent, in part, on actions taken by third parties, such as the GSEs, mortgage insurers, trustees and investors. While the Firm uses the best information available to it in estimating its mortgage repurchase liability, the estimation process is inherently uncertain and imprecise.

The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.

Summary of changes in mortgage repurchase liability(a)
	Three months ended June 30,			Six months ended June 30,
(in millions)	2012		2011	2012	2011
Repurchase liability at beginning of period	$3,516		$3,474	$3,557	$3,285
Realized losses(b)	(259)		(241)	(623)	(472)
Provision(c)	36		398	359	818
Repurchase liability at end of period	$3,293	(d)	$3,631	$3,293	$3,631

(a)	Mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves.

(b)
Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. Make-whole settlements were $107 million and $126 million for the three months ended June 30, 2012 and 2011, respectively and $293 million and $241 million, for the six months ended June 30, 2012 and 2011, respectively.

(c)
Includes $28 million and $10 million of provision related to new loan sales for the three months ended June 30, 2012 and 2011, respectively, and $55 million and $23 million for the six months ended June 30, 2012 and 2011, respectively.

(d)	Includes $17 million at June 30, 2012, related to future repurchase demands on loans sold by Washington Mutual to the GSEs.

The following table summarizes the total unpaid principal balance of repurchases during the periods indicated.

Unpaid principal balance of mortgage loan repurchases(a)
	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Ginnie Mae(b)	$1,619	$1,228	$3,126	$2,713
GSEs(c)	302	208	621	390
Other(c)(d)	47	39	107	73
Total	$1,968	$1,475	$3,854	$3,176

(a)
This table includes: (i) repurchases of mortgage loans due to breaches of representations and warranties, and (ii) loans repurchased from Ginnie Mae loan pools as described in (b) below. This table does not include mortgage insurance rescissions; while the rescission of mortgage insurance typically results in a repurchase demand from the GSEs, the mortgage insurers themselves do not present repurchase demands to the Firm. This table excludes mortgage loan repurchases associated with repurchase demands asserted in or in connection with litigation.

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

(c)
Nonaccrual loans held-for-investment included $487 million and $477 million at June 30, 2012, and December 31, 2011, respectively, of loans repurchased as a result of breaches of representations and warranties.

(d)	Represents loans repurchased from parties other than the GSEs, excluding those repurchased in connection with litigation.

For additional information regarding the mortgage repurchase liability, see Note 21 on pages 192–196 of this Form 10-Q, and Note 29 on pages 283–289 of JPMorgan Chase’s 2011 Annual Report.

CAPITAL MANAGEMENT
The following discussion of JPMorgan Chase’s capital management highlights developments since December 31, 2011, and should be read in conjunction with Capital Management on pages 119–124 of JPMorgan Chase’s 2011 Annual Report.
The Firm’s capital management objectives are to hold capital sufficient to:

•	Cover all material risks underlying the Firm’s business activities;

•	Maintain “well-capitalized” status under regulatory requirements;

•	Maintain debt ratings that enable the Firm to optimize its funding mix and liquidity sources while minimizing costs;

•	Retain flexibility to take advantage of future investment opportunities; and

•	Build and invest in businesses, even in a highly stressed environment.
Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The OCC establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. As of June 30, 2012, and December 31, 2011, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and each met all capital requirements to which it was subject. For more information, see Note 20 on pages 191–192 of this Form 10-Q.
At June 30, 2012, and December 31, 2011, JPMorgan Chase maintained Tier 1 and Total capital ratios in excess of the well-capitalized standards established by the Federal Reserve, as indicated in the tables below. In addition, the Firm’s Tier 1 common ratio was significantly above the 5% well-capitalized standard established at the time of the Comprehensive Capital Analysis and Review (“CCAR”) process. Tier 1 common, introduced by U.S. banking regulators in 2009, is defined as Tier 1 capital less elements of Tier 1 capital not in the form of common equity, such as perpetual preferred stock, noncontrolling interests in subsidiaries, and trust preferred capital debt securities. Tier 1 common, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of the Firm’s capital with the capital of other financial services companies. The Firm uses Tier 1 common along with other capital measures to assess and monitor its capital position.
The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase at June 30, 2012, and December 31, 2011. These amounts are determined in accordance with regulations issued by the Federal Reserve.

Risk-based capital ratios
	June 30, 2012	December 31, 2011
Capital ratios(a)
Tier 1 capital	11.3%	12.3%
Total capital	14.0	15.4
Tier 1 leverage	6.7	6.8
Tier 1 common(b)	9.9	10.1

(a)
The Firm’s capital ratios as of June 30, 2012 have been revised from those previously reported. The determination relates to an adjustment to the Firm's regulatory capital ratios to reflect regulatory guidance regarding a limited number of market risk models used for certain positions held by the Firm during the first half of the year, including the CIO synthetic credit portfolio. The Firm believes that, as a result of portfolio management actions and enhancements it will be making to certain of its market risk models, these adjustments will be significantly reduced by the end of 2012.

(b)	The Tier 1 common ratio is Tier 1 common capital divided by risk-weighted assets (“RWA”).
A reconciliation of total stockholders’ equity to Tier 1 common, Tier 1 capital and Total qualifying capital is presented in the table below.

Risk-based capital components and assets
(in millions)	June 30, 2012	December 31, 2011
Total stockholders’ equity	$191,572	$183,573
Less: Preferred stock	7,800	7,800
Common stockholders’ equity	183,772	175,773
Effect of certain items in AOCI excluded from Tier 1 common	(2,361)	(970)
Less: Goodwill(a)	45,730	45,873
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	2,047	2,150
Investments in certain subsidiaries and other	878	993
Other intangible assets(a)	2,661	2,871
Tier 1 common	130,095	122,916
Preferred stock	7,800	7,800
Qualifying hybrid securities and noncontrolling interests(b)	10,530	19,668
Total Tier 1 capital	148,425	150,384
Long-term debt and other instruments qualifying as Tier 2	20,065	22,275
Qualifying allowance for credit losses	16,691	15,504
Adjustment for investments in certain subsidiaries and other	(47)	(75)
Total Tier 2 capital	36,709	37,704
Total qualifying capital	$185,134	$188,088
Risk-weighted assets	$1,318,734	$1,221,198
Total adjusted average assets	$2,202,487	$2,202,087

(a)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

(b)
Primarily includes trust preferred capital debt securities of certain business trusts. Tier 1 capital and Total capital as of June 30, 2012, do not include approximately $9 billion of outstanding trust preferred capital debt securities, which were redeemed on July 12, 2012.

The Firm’s Tier 1 common was $130.1 billion at June 30, 2012, an increase of $7.2 billion from December 31, 2011. The increase was predominantly due to net income (adjusted for DVA) of $10.0 billion and net issuances and commitments to issue common stock under the Firm’s employee stock-based compensation plans of $1.1 billion. The increase was partially offset by $2.7 billion of dividends on common and preferred stock and $1.6 billion (on a trade-date basis) of repurchases of common stock and warrants. The Firm’s Tier 1 capital was $148.4 billion at June 30, 2012, a decrease of $2.0 billion from December 31, 2011. The decrease in Tier 1 capital is due to the exclusion of approximately $9 billion of outstanding trust preferred capital debt securities which were redeemed on July 12, 2012, partially offset by the increase in Tier 1 common.
Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Regulatory developments on pages 11–12, Part II, Item 1A, Risk Factors on pages 219–222, and Note 20 on pages 191–192 of this Form 10-Q.
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
Prior to full implementation of the new Basel II Framework, JPMorgan Chase is required to complete a qualification period of four consecutive quarters during which it needs to demonstrate that it can meet the requirements of the rule to the satisfaction of its U.S. banking regulators. JPMorgan Chase is currently in the qualification period and expects to be in compliance with all relevant Basel II rules within the established timelines. In addition, the Firm has adopted, and will continue to adopt, based on various established timelines, Basel II rules in certain non-U.S. jurisdictions, as required.
“Basel 2.5”
In June 2012 the U.S. federal banking agencies published final rules that will go into effect on January 1, 2013, that would result in additional capital requirements for trading positions and securitizations. It is currently estimated that implementation of these rules could result in approximately a 100 basis point decrease in the Firm’s current Basel I Tier 1 common ratio, but the actual impact on the Firm’s capital ratios upon implementation could differ depending on final implementation guidance from the regulators, as well as regulatory approval of certain of the Firm’s internal risk models.
Basel III
In June 2012 the U.S. federal banking agencies published for comment a Notice of Proposed Rulemaking (the “NPR”) for implementing the Capital Accord, commonly referred to as “Basel III”, in the United States. Basel III revised Basel II by, among other things, narrowing the definition of capital, and increasing capital requirements for specific exposures. Basel III also includes higher capital ratio requirements and provides that the Tier 1 common capital requirement will be increased to 7%, comprised of a minimum ratio of 4.5% plus a 2.5% capital conservation buffer.
In addition, U.S. federal banking agencies have published proposed risk-based capital floors pursuant to the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) to establish a permanent Basel I floor under Basel II and Basel III capital calculations.
The U.S. federal banking agencies also included as part of the NPR revised prompt corrective action treatment of the existing U.S. leverage ratio and introduced as part of the NPR a new supplemental leverage ratio which includes off-balance sheet assets, such as lending-related commitments and derivative exposures.
In addition, the Basel Committee announced in June 2011 an agreement to require global systemically important banks (“GSIBs”) to maintain Tier 1 common requirements above the 7% minimum in amounts ranging from an additional 1% to an additional 2.5%. The Basel Committee also stated it intended to require certain GSIBs to maintain a further Tier 1 common requirement of an additional 1% under certain circumstances, to act as a disincentive for the GSIB from taking actions that would further increase its systemic importance. The GSIB assessment methodology reflects an approach based on five broad categories: size, interconnectedness, lack of substitutability, cross-jurisdictional activity, and complexity.
The following table presents a comparison of the Firm’s Tier 1 common under Basel I rules to its estimated Tier 1 common under Basel III rules, along with the Firm’s estimated risk-weighted assets and the Tier 1 common ratio under Basel III rules, all of which are non-GAAP financial measures. Tier 1 common under Basel III includes additional adjustments and deductions not included in Basel I Tier 1 common, such as the inclusion of AOCI related to AFS securities and defined benefit pension and other postretirement employee benefit (“OPEB”) plans.
Including the impact of the final Basel 2.5 rules and the Basel III NPR, the Firm estimates that its Tier 1 common ratio under Basel III rules would be 7.9% as of June 30, 2012. Excluding these impacts, the Firm estimates that its Tier 1 common ratio under Basel III rules would have been 8.3% as of June 30, 2012. Management considers the Basel III Tier 1 common estimate a key measure to assess the Firm’s capital position in conjunction with its capital ratios under Basel I requirements; this measure enables management, investors and analysts to compare the Firm’s capital under the Basel III capital standards with similar estimates provided by other financial services companies.

June 30, 2012 (in millions, except ratios)
Tier 1 common under Basel I rules	$130,095
Adjustments related to AOCI for AFS securities and defined benefit pension and OPEB plans	2,271
All other adjustments	(170)
Estimated Tier 1 common under Basel III rules	$132,196
Estimated risk-weighted assets under Basel III rules(a)	$1,664,351
Estimated Tier 1 common ratio under Basel III rules(b)	7.9%

(a)
Key differences in the calculation of risk-weighted assets between Basel I and Basel III include: (1) Basel III credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas Basel I RWA is based on fixed supervisory risk weightings which vary only by counterparty type and asset class; (2) Basel III market risk RWA reflects the new capital requirements related to trading assets and securitizations, which include incremental capital requirements for stress VaR, correlation trading, and re-securitization positions; and (3) Basel III includes RWA for operational risk, whereas Basel I does not.

(b)
The Tier 1 common ratio is Tier 1 common divided by RWA. Final Basel 2.5 rules include the addition of a comprehensive risk measure (“CRM”) surcharge and revision of standardized risk weights, which represents an estimated $40 billion increase in risk-weighted assets. The CRM surcharge may be eliminated with the appropriate regulatory model approval no sooner than March 31, 2014.

The Firm’s estimate of its Tier 1 common ratio under Basel III reflects its current understanding of the Basel III rules based on information currently published by the Basel Committee and U.S. federal banking agencies and on the application of such rules to its businesses as currently conducted; it excludes the impact of any changes the Firm may make in the future to its businesses as a result of implementing the Basel III rules.
In December 2010, the Basel Committee introduced the minimum standards for short-term liquidity coverage (the liquidity coverage ratio (“LCR”)) and term funding (the net stable funding ratio (“NSFR”)). The Firm intends to maintain its strong liquidity position in the future as the LCR and NSFR standards of the Basel III rules are implemented, in 2015 and 2018, respectively. In order to do so the Firm believes it may need to modify the liquidity profile of certain of its assets and liabilities. Implementation of the Basel III rules may also cause the Firm to increase prices on, or alter the types of, products it offers to its customers and clients.
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
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At June 30, 2012, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $11.8 billion, exceeding the minimum requirement by $10.3 billion, and JPMorgan Clearing’s net capital was $7.3 billion, exceeding the minimum requirement by $5.3 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and to notify the U.S. Securities and Exchange Commission in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of June 30, 2012, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying its business activities using internal risk-assessment methodologies. The Firm measures economic capital primarily based on four risk factors: credit, market, operational and private equity risk. The growth in economic risk capital during the six months ended June 30, 2012, was predominantly driven by higher operational risk capital due to increased mortgage-related litigation and certain model enhancements.

	Quarterly Averages
(in billions)	2Q12	4Q11	2Q11
Credit risk	$49.1	$48.2	$47.6
Market risk	15.4	13.7	15.4
Operational risk	14.0	8.5	8.5
Private equity risk	6.0	6.4	7.3
Economic risk capital	84.5	76.8	78.8
Goodwill	48.2	48.2	48.8
Other(a)	48.3	50.0	46.5
Total common stockholders’ equity	$181.0	$175.0	$174.1

(a)	Reflects additional capital required, in the Firm’s view, to meet its regulatory and debt rating objectives.

Line of business equity
Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, considering capital levels for similarly rated peers, regulatory capital requirements (under Basel III) and economic risk measures. Capital is also allocated to each line of business for, among other things, goodwill and other intangibles associated with acquisitions effected by the line of business. ROE is measured and internal targets for expected returns are established as key measures of a business segment’s performance.

Line of business equity
(in billions)	June 30, 2012	December 31, 2011
Investment Bank	$40.0	$40.0
Retail Financial Services	26.5	25.0
Card Services & Auto	16.5	16.0
Commercial Banking	9.5	8.0
Treasury & Securities Services	7.5	7.0
Asset Management	7.0	6.5
Corporate/Private Equity	76.8	73.3
Total common stockholders’ equity	$183.8	$175.8

Line of business equity	Quarterly Averages
(in billions)	2Q12	4Q11	2Q11
Investment Bank	$40.0	$40.0	$40.0
Retail Financial Services	26.5	25.0	25.0
Card Services & Auto	16.5	16.0	16.0
Commercial Banking	9.5	8.0	8.0
Treasury & Securities Services	7.5	7.0	7.0
Asset Management	7.0	6.5	6.5
Corporate/Private Equity	74.0	72.5	71.6
Total common stockholders’ equity	$181.0	$175.0	$174.1
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
Capital actions
Dividends
On March 13, 2012, the Board of Directors increased the Firm’s quarterly common stock dividend from $0.25 to $0.30 per share, effective with the dividend paid on April 30, 2012, to shareholders of record on April 5, 2012. The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired dividend payout ratio, capital objectives, and alternative investment opportunities. The Firm’s current expectation is to return to a payout ratio of approximately 30% of normalized earnings over time.
For information regarding dividend restrictions, see Note 22 and Note 27 on page 276 and 281, respectively, of JPMorgan Chase’s 2011 Annual Report.
Common equity repurchases
On March 13, 2012, the Board of Directors authorized a new $15.0 billion common equity (i.e., common stock and warrants) repurchase program, of which up to $12.0 billion is approved for repurchase in 2012 and up to an additional $3.0 billion is approved through the end of the first quarter of 2013. The new program supersedes a $15.0 billion repurchase program approved on March 18, 2011. During the three and six months ended June 30, 2012, the Firm repurchased (on a trade-date basis) an aggregate of 45 million and 49 million shares of common stock and warrants for $1.4 billion and $1.6 billion, respectively. As of June 30, 2012, $13.4 billion of authorized repurchase capacity remained under the new program. The Firm did not make any repurchases after May 17, 2012. For additional information regarding repurchases of the Firm’s equity securities, see Business outlook, on pages 9–10 of this Form 10-Q.
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common equity — for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 222–223 of this Form 10-Q.

RISK MANAGEMENT
Risk is an inherent part of JPMorgan Chase’s business activities. The Firm’s risk management framework and governance structure are intended to provide comprehensive controls and ongoing management of the major risks inherent in its business activities. The Firm employs a holistic approach to risk management to ensure the broad spectrum of risk types are considered in managing its business activities. The Firm’s risk management framework is intended to create a culture of risk awareness and personal responsibility throughout the Firm where collaboration, discussion, escalation and sharing of information are encouraged.
The Firm’s overall risk appetite is established in the context of the Firm’s capital, earnings power, and diversified business model. The Firm employs a formalized risk appetite framework to clearly link risk appetite and return targets, controls and capital management. The Firm’s CEO and Chief Risk Officer (“CRO”) are responsible for setting the overall firmwide risk appetite. The lines of business CEOs and CROs and Corporate/Private Equity senior management are responsible for setting the risk appetite for their respective lines of business, within the Firm’s limits. The Risk Policy Committee of the Firm’s Board of Directors approves the risk appetite policy on behalf of the entire Board of Directors.
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
Overlaying line of business risk management are the following corporate functions with risk management-related responsibilities: Risk Management, Treasury and CIO and Legal and Compliance.

Risk Management operates independently of the lines of businesses to provide oversight of firmwide risk management and controls, and is viewed as a partner in achieving appropriate business risk and reward objectives. Risk Management coordinates and communicates with each line of business through the line of business risk committees and CROs to manage risk. The Risk Management function is headed by the Firm’s Chief Risk Officer, who is a member of the Firm’s Operating Committee and who reports to the Chief Executive Officer and is accountable to the Board of Directors, primarily through the Board’s Risk Policy Committee. The Chief Risk Officer is also a member of the line of business risk committees. Within the Firm’s Risk Management function are units responsible for credit risk, market risk, country risk, private equity risk and the governance of operational risk, as well as risk reporting and risk policy. Risk management is supported by dedicated risk technology and operations functions that are responsible for building the information technology infrastructure used to monitor and manage risk.
Treasury and CIO are responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, funding, capital, interest rate and foreign exchange risks, and other structural risks.
Legal and Compliance has oversight for legal risk.
In addition to the risk committees of the lines of business and the above-referenced risk management functions, the Firm also has a Finance Committee, an Asset-Liability Committee (“ALCO”) and an Investment Committee and four other risk-related committees — the Firmwide Risk Committee, the Risk Governance Committee, the Global Counterparty Committee and the Markets Meeting. All of these committees are accountable to the Operating Committee. The membership of these committees is composed of senior management of the Firm, including representatives of the lines of business, CIO, Treasury, Risk Management, Finance, Legal, Compliance and other senior executives. The committees meet regularly to discuss a broad range of topics including, for example, current market conditions and other external events, risk exposures, and risk concentrations to ensure that the effects of risk issues are considered broadly across the Firm’s businesses.

The Finance Committee, chaired by the Chief Financial Officer, oversees the Firmwide funding, liquidity, capital and balance sheet management strategy, including targeted levels, composition and line of business allocations.
The Asset-Liability Committee, chaired by the Corporate Treasurer, monitors the Firm’s overall interest rate risk and liquidity risk. ALCO is responsible for reviewing and approving the Firm’s liquidity policy and contingency funding plan. ALCO also reviews the Firm’s funds transfer pricing policy (through which lines of business “transfer” interest rate and foreign exchange risk to Treasury), nontrading interest rate-sensitive revenue-at-risk, overall interest rate position, funding requirements and strategy, and the Firm’s securitization programs (and any required liquidity support by the Firm of such programs).
The Investment Committee, chaired by the Firm’s Chief Financial Officer, oversees global merger and acquisition activities undertaken by JPMorgan Chase for its own account that fall outside the scope of the Firm’s private equity and other principal finance activities.
The Firmwide Risk Committee and the Risk Governance Committee, chaired by the Firm’s Chief Risk Officer, meet monthly to review cross-line of business issues such as risk appetite, certain business activity and aggregate risk measures, risk policy, risk methodology, risk concentrations, regulatory capital and other regulatory issues, and other topics referred by line of business risk committees. The Risk Governance Committee is also responsible for ensuring that line of business and firmwide risk reporting and compliance with risk appetite levels are monitored periodically, in conjunction with the Firm’s capital assessment process. Line of business risk committees each meet at least on a monthly basis. Each line of business risk committee is chaired by the line of business CRO and is also attended by individuals from outside the line of business. It is the responsibility of attendees of the line of business risk committees who are members of the Firmwide Risk Committee (including individuals from outside the line of business) to escalate line of business risk topics to the Firmwide Risk Committee.
The Markets Meeting generally convenes weekly, or more frequently as required, to discuss markets and significant risk matters.
The Global Counterparty Committee, chaired by the Firm’s Wholesale Chief Credit Risk Officer, reviews exposures to counterparties when such exposure levels are above portfolio-established thresholds. The Committee meets regularly to review total exposures with these counterparties, with particular focus on counterparty trading exposures, to ensure that such exposures are deemed appropriate and to direct changes in exposure levels as needed.
The Board of Directors exercises its oversight of risk management principally through the Board's Risk Policy Committee and Audit Committee. The Board's Risk Policy Committee oversees senior management risk-related responsibilities, including reviewing management policies and performance against these policies and related benchmarks. The Board's Risk Policy Committee also reviews firm level market risk limits at least annually. The CROs for each line of business meet with the Risk Policy Committee on a regular basis. In addition, in conjunction with the Firm's capital assessment process, the CEO or Chief Risk Officer is responsible for notifying the Risk Policy Committee of any results which are projected to exceed line of business or Firmwide risk appetite tolerances. The CEO or CRO will notify the Chairman of the Board's Risk Policy Committee if certain firmwide limits are modified or exceeded. The Audit Committee is responsible for oversight of guidelines and policies that govern the process by which risk assessment and management is undertaken. In addition, the Audit Committee reviews with management the system of internal controls that is relied upon to provide reasonable assurance of compliance with the Firm’s operational risk management processes.

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
Internal review of CIO’s synthetic credit portfolio
As part of its internal review of CIO’s activities, management concluded that CIO’s risk management had been ineffective in dealing with the growth in size and change in characteristics of the synthetic credit portfolio during the first quarter of 2012. The Firm has taken several steps to address risk management issues, including introducing more granular risk limits for CIO; clarifying the roles among the Model Risk and Development Group within Risk Management, the line of business risk management function and front office personnel in connection with the development, approval, implementation and monitoring of risk models; enhanced risk management talent and resourcing of key support functions in CIO; and enhancing the Firm’s risk governance, including establishing the joint Treasury-CIO-Corporate Risk Committee co-chaired by CIO’s CRO and the Firm’s Chief Investment Officer. The committee meets weekly to monitor risk and has enhanced membership from Treasury and Corporate, including Firm senior management. See Recent developments on pages 10–11 of this Form 10-Q for further information on the internal review of the CIO synthetic credit portfolio, as well all other steps taken to remediate the issues that had been identified.

LIQUIDITY RISK MANAGEMENT
Liquidity risk management is intended to ensure that the Firm has the appropriate amount, composition and tenor of funding and liquidity in support of its assets. The primary objective of effective liquidity management is to ensure that the Firm’s core businesses are able to operate in support of client needs and meet contractual and contingent obligations through normal economic cycles as well as during market stress.
The Firm manages liquidity and funding using a centralized, global approach in order to actively manage liquidity for the Firm as a whole, to monitor exposures and identify constraints on the transfer of liquidity within the Firm, and to maintain the appropriate amount of surplus liquidity as part of the Firm’s overall balance sheet management strategy.

In the context of the Firm’s liquidity management, Treasury is responsible for:

•	Measuring, managing, monitoring and reporting the Firm’s current and projected liquidity sources and uses;

•	Understanding the liquidity characteristics of the Firm’s assets and liabilities;

•	Defining and monitoring Firmwide and legal entity liquidity strategies, policies, guidelines, and contingency funding plans;

•	Managing funding mix and deployment of excess short-term cash;

•	Defining and implementing Funds Transfer Pricing (“FTP”) across all lines of business and regions; and

•	Defining and addressing the impact of regulatory changes on funding and liquidity.

The Firm has a liquidity risk governance framework to review, approve and monitor the implementation of liquidity risk policies, and funding and capital strategies, at the Firmwide, regional and line of business levels.
Specific risk committees responsible for liquidity risk governance include ALCO and the Finance Committee, as well as lines of business and regional asset and liability management committees. For further discussion of the risk committees, see Risk Management on page 64-66 of this Form 10-Q.
Management considers the Firm’s liquidity position to be strong, based on its liquidity metrics as of June 30, 2012, and believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.

Funding
The Firm funds its global balance sheet through diverse sources of funding, including a stable deposit franchise as well as secured and unsecured funding in the capital markets. Funding objectives include maintaining diversification, maximizing market access and optimizing funding cost. Access to funding markets is executed regionally through hubs in New York, London, Hong Kong and other locations which enables the Firm to observe and respond effectively to local market dynamics and client needs. The Firm manages and monitors its use of wholesale funding markets to ensure diversification of its funding profile across geographic regions, tenors, currencies, product types and counterparties, using key metrics including: short-term unsecured funding as a percentage of total liabilities, and as a percentage of highly liquid assets; and counterparty concentration.
Sources of funds
A key strength of the Firm is its diversified deposit franchise, through the RFS, CB, TSS and AM lines of business, which provides a stable source of funding and limits reliance on the wholesale funding markets. As of June 30, 2012, the Firm’s deposits-to-loans ratio was 153%, compared with 156% at December 31, 2011.
As of June 30, 2012, total deposits for the Firm were $1,115.9 billion (53% of total liabilities), compared with $1,127.8 billion (54% of total liabilities) at December 31, 2011. At June 30, 2012, deposits were modestly lower compared with the balance at December 31, 2011, predominantly due to a decrease in client balances in the wholesale businesses, particularly in CB and TSS; this was partially offset by growth in retail deposits.
The Firm typically experiences higher customer deposit inflows at period-ends. Therefore, average deposit balances are more representative of deposit trends. The table below summarizes by line of business average deposits for the three and six months ended June 30, 2012 and 2011, respectively.

Average deposits
	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Retail Financial Services	$409,256	$378,932	$404,408	$375,379
Commercial Banking	179,078	146,037	181,883	142,730
Treasury & Securities Services	322,555	278,879	324,935	263,066
Asset Management	128,087	97,509	127,811	96,386
Other(a)	54,270	78,546	56,827	77,718
Total Firm	$1,093,246	$979,903	$1,095,864	$955,279

(a)	Includes remaining lines of businesses (i.e., Investment Bank, Card and Corporate/Private Equity).
A significant portion of the Firm’s deposits are retail deposits (37% and 35% at June 30, 2012, and December 31, 2011, respectively), which are considered particularly stable as they are less sensitive to interest rate changes or market volatility. Additionally, the majority of the Firm’s institutional deposits are also considered to be stable sources of funding since they are generated from customers who maintain operating service relationships with the Firm. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 18-19 and 54–55, respectively, of this Form 10-Q.
Short-term funding
Short-term unsecured funding sources include federal funds and Eurodollars purchased, which represent overnight funds; certificates of deposit; time deposits; commercial paper, and other borrowed funds that generally have maturities of one year or less.
The Firm’s reliance on short-term unsecured funding sources is limited. A significant portion of the total commercial paper liabilities, approximately 70% as of June 30, 2012, as shown in the table below, were originated from deposits that customers choose to sweep into commercial paper liabilities as a cash management product offered by the Firm and are not sourced from wholesale funding markets.
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. Securities loaned or sold under agreements to repurchase generally mature between one day and three months, are secured predominantly by high-quality securities collateral, including government-issued debt, agency debt and agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under purchase agreements. The increase in the balance at June 30, 2012, compared with the balance at December 31, 2011, and the average balance for the three and six months ended June 30, 2012, was predominantly due to higher IB client financing activity, and to a change in the mix of the Firm’s liabilities. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment and market-making portfolios); and other market and portfolio factors.
At June 30, 2012, the balance of total unsecured and secured other borrowed funds remained flat, compared with the balance at December 31, 2011. The average balance for the three and six months ended June 30, 2012, decreased compared with the same period in the prior year, predominantly driven by maturities of short-term unsecured bank notes and other unsecured borrowings, short-term Federal Home Loan Bank (“FHLB”) advances, and other secured short-term borrowings.
For additional information, see the Balance Sheet Analysis on pages 54–55 and Note 12 on page 153 of this Form
10-Q.

The following table summarizes by source short-term unsecured funding as of June 30, 2012, and December 31, 2011, and average balances for the three and six months ended June 30, 2012 and 2011, respectively.

	June 30, 2012	December 31, 2011	Three months ended June 30,		Six months ended June 30,
Short-term funding			Average		Average
(in millions)			2012	2011	2012	2011
Commercial paper:
Wholesale funding	$15,228	$4,245	$13,569	$7,373	$10,692	$7,874
Client cash management	35,335	47,386	35,222	34,309	37,883	31,399
Total commercial paper	$50,563	$51,631	$48,791	$41,682	$48,575	$39,273

Securities loaned or sold under agreements to repurchase:
Securities sold under agreements to repurchase	$241,931	$197,789	$228,043	$251,634	$222,696	$253,747
Securities loaned	18,733	14,214	19,872	25,777	17,355	20,547
Total securities loaned or sold under agreements to repurchase(a)(b)	$260,664	$212,003	$247,915	$277,411	$240,051	$274,294

Other borrowed funds	$21,689	$21,908	$26,310	$36,859	$25,839	$35,241

(a)	Excludes federal funds purchased

(b)	Includes long-term structured repurchase agreements of $10.1 billion and $9.3 billion as of June 30, 2012 and December 31, 2011, respectively.

Long-term funding and issuance
Long-term funding provides additional sources of stable funding and liquidity for the Firm. The majority of the Firm’s long-term unsecured funding is issued by the parent holding company to provide maximum flexibility in support of both bank and nonbank subsidiary funding.
The following table summarizes long-term unsecured issuance and maturities or redemption for the three and six months ended June 30, 2012 and 2011, respectively. For additional information, see Note 21 on pages 273-275 of JPMorgan Chase’s 2011 Annual Report.

Long-term unsecured funding	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Issuance
Senior notes issued in the U.S. market	$—	$12,875	$6,236	$19,880
Senior notes issued in non-U.S. markets	—	1,400	2,050	4,130
Total senior notes	—	14,275	8,286	24,010
Trust preferred capital debt securities	—	—	—	—
Subordinated debt	—	—	—	—
Structured notes	2,579	4,475	8,792	7,775
Total long-term unsecured funding – issuance	$2,579	$18,750	$17,078	$31,785

Maturities/redemptions
Total senior notes	$17,712	$6,955	$21,837	$17,268
Trust preferred capital debt securities	452	—	452	—
Subordinated debt	—	—	1,000	2,100
Structured notes	4,480	4,502	11,239	10,103
Total long-term unsecured funding – maturities/redemptions	$22,644	$11,457	$34,528	$29,471

Following the Federal Reserve’s announcement on June 7, 2012, of proposed rules which will implement the phase-out of Tier 1 capital treatment for trust preferred capital debt securities, the Firm announced on June 11, 2012, that it would redeem approximately $9.0 billion of trust preferred capital debt securities pursuant to redemption provisions relating to the occurrence of a “Capital Treatment Event” (as defined in the documents governing those securities). The redemption was completed on July 12, 2012.
The Firm raises secured long-term funding through securitization of consumer credit card loans, residential mortgages, auto loans and student loans as well as through advances from the FHLBs, all of which increase funding and investor diversity.

The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemption for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,				Six months ended June 30,
Long-term secured funding	Issuance		Maturities/Redemption		Issuance		Maturities/Redemption
(in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Credit card securitization	$3,850	$1,000	$8,549	$3,039	$3,850	$1,000	$8,603	$9,602
Other securitizations(a)	—	—	127	116	—	—	231	236
FHLB advances	6,100	—	1	5	6,100	4,000	4,512	2,546
Total long-term secured funding	$9,950	$1,000	$8,677	$3,160	$9,950	$5,000	$13,346	$12,384

(a)	Other securitizations includes securitizations of residential mortgages, auto loans and student loans.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. For further description of the client-driven loan securitizations, see Note 15 on pages 177–184 of this Form 10-Q.

Parent holding company and subsidiary funding
The parent holding company acts as an important source of funding to its subsidiaries. The Firm’s liquidity management is therefore intended to ensure that liquidity at the parent holding company is maintained at levels sufficient to fund the operations of the parent holding company and its subsidiaries and affiliates for an extended period of time in a stress environment where access to normal funding sources is disrupted.
To effectively monitor the adequacy of liquidity and funding at the parent holding company, the Firm uses three primary measures:

•
Number of months of pre-funding: The Firm targets pre-funding of the parent holding company to ensure that both contractual and non-contractual obligations can be met for at least 12 months assuming no access to wholesale funding markets. However, due to conservative liquidity management actions taken by the Firm, the current pre-funding of such obligations is significantly greater than target.

•
Excess cash: Excess cash is managed to ensure that daily cash requirements can be met in both normal and stressed environments. Excess cash generated by parent holding company issuance activity is placed on deposit with or as advances to both bank and nonbank subsidiaries or held as liquid collateral purchased through reverse repurchase agreements.

•
Stress testing: The Firm conducts regular stress testing for the parent holding company and major bank subsidiaries as well as the Firm’s principal U.S. and U.K. broker-dealer subsidiaries to ensure sufficient liquidity for the Firm in a stress environment. The Firm’s liquidity management takes into consideration its subsidiaries’ ability to generate replacement funding in the event the parent holding company requires repayment of the aforementioned deposits and advances. For further information, see the “Stress testing” discussion below.
Global Liquidity Reserve
The Global Liquidity Reserve includes cash on deposit at central banks, and cash proceeds reasonably expected to be received in secured financings of highly liquid, unencumbered securities, such as sovereign debt, government-guaranteed corporate debt, U.S. government agency debt, and agency MBS. The liquidity amount estimated to be realized from secured financings is based on management’s current judgment and assessment of the Firm’s ability to quickly raise funds from secured financings. The Global Liquidity Reserve also includes the Firm’s borrowing capacity at various FHLBs, the Federal Reserve Bank discount window and various other central banks as a result of collateral pledged by the Firm to such banks. Although considered as a source of available liquidity, the Firm does not view borrowing capacity at the Federal Reserve Bank discount window and various other central banks as a primary source of funding.
As of June 30, 2012, the Global Liquidity Reserve was estimated to be approximately $414 billion, compared with approximately $379 billion at December 31, 2011. The Global Liquidity Reserve fluctuates due to changes in deposits, the Firm’s purchase and investment activities and general market conditions.

In addition to the Global Liquidity Reserve, the Firm has significant amounts of other high-quality, marketable securities such as corporate debt and equity securities available to raise liquidity, if required.
Stress testing
Liquidity stress tests are intended to ensure sufficient liquidity for the Firm under a variety of adverse conditions. Results of stress tests are therefore considered in the formulation of the Firm’s funding plan and assessment of its liquidity position. Liquidity outflow assumptions are modeled across a range of time horizons and varying degrees of market and idiosyncratic stress. Standard stress tests are performed on a regular basis and ad hoc stress tests are performed as required. Stress scenarios are produced for the parent holding company and the Firm’s major bank subsidiaries as well as the Firm’s principal U.S. and U.K. broker-dealer subsidiaries. In addition, separate regional liquidity stress testing is performed.
Liquidity stress tests assume all of the Firm’s contractual obligations are met and also take into consideration varying levels of access to unsecured and secured funding markets. Additionally, assumptions with respect to potential non-contractual and contingent outflows include, but are not limited to, the following:

•	Deposits

◦	For bank deposits that have no contractual maturity, the range of potential outflows reflect the type and size of deposit account, and the nature and extent of the Firm’s relationship with the depositor.

•	Secured funding

◦	Range of haircuts on collateral based on security type and counterparty.

•	Derivatives

◦	Margin calls by exchanges or clearing houses;

◦	Collateral calls associated with ratings downgrade triggers and variation margin;

◦	Outflows of excess client collateral;

◦	Novation of derivative trades.

•	Unfunded commitments

◦	Potential facility drawdowns reflecting type of commitment and counterparty.

Contingency funding plan
The Firm’s contingency funding plan (“CFP”), which is reviewed and approved by ALCO, provides a documented framework for managing both temporary and longer-term unexpected adverse liquidity situations. It sets out a list of indicators and metrics that are reviewed on a daily basis to identify the emergence of increased risks or vulnerabilities in the Firm’s liquidity position. The CFP identifies alternative contingent liquidity resources that can be accessed under adverse liquidity circumstances.

Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 56, and Note 5 on pages

136–144, of this Form 10-Q. See “Risk Factors” on pages 219–222 of this Form 10-Q and pages 7–17 of JPMorgan Chase’s 2011 Annual report for additional discussion on the potential impact of credit ratings downgrades on the Firm’s liquidity and funding.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.

The credit ratings of the parent holding company and certain of the Firm’s significant operating subsidiaries as of June 30, 2012, were as follows.

	Short-term debt			Senior long-term debt
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
JPMorgan Chase & Co.	P-1	A-1	F1	A2	A	A+
JPMorgan Chase Bank, N.A.	P-1	A-1	F1	Aa3	A+	A+
Chase Bank USA, N.A.	P-1	A-1	F1	Aa3	A+	A+
J.P. Morgan Securities LLC	NR	A-1	F1	NR	A+	A+

On June 21, 2012, Moody’s downgraded the senior long-term debt ratings of the parent holding company from Aa3 to A2, and the long-term deposit and senior long-term debt ratings of the Firm’s significant banking subsidiaries from Aa1 to Aa3. All short-term ratings were affirmed. The outlook for the parent holding company was left on negative reflecting Moody’s view that government support for U.S. bank holding company creditors is becoming less certain and less predictable. Such ratings actions concluded Moody’s review of 17 banks and securities firms with global capital markets operations, including the Firm, as a result of which all of these institutions were downgraded by various degrees.
Following the disclosure by the Firm, on May 10, 2012, of losses from the synthetic credit portfolio held by CIO, on May 11, 2012, S&P revised its outlook on the parent holding company and its banking subsidiaries’ ratings from stable to negative, and affirmed their issuer credit ratings of A and A+, respectively. Additionally, on May 11, 2012, Fitch downgraded the Firm’s senior long-term debt ratings from AA- to A+, its long-term deposit rating from AA to AA- and its short-term debt ratings from F1+ to F1. Fitch also placed all parent and subsidiary long-term ratings on Ratings Watch Negative.
The above mentioned rating actions did not have a material adverse impact on the Firm’s cost of funds and its ability to fund itself. Further downgrades of the Firm’s senior long-term debt ratings by one notch or two notches could result in a downgrade of the Firm’s short-term debt ratings. If this were to occur, the Firm believes its cost of funds could increase and access to certain funding markets could be reduced. The nature and magnitude of the impact of further ratings downgrades depends on numerous contractual and behavioral factors, (which the Firm believes are incorporated in the Firm’s liquidity risk and stress testing metrics). The Firm believes it maintains sufficient liquidity to withstand any potential decrease in funding capacity due to further ratings downgrades.
JPMorgan Chase’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings, or stock price.
Rating agencies continue to evaluate various ratings factors, such as regulatory reforms, rating uplift assumptions surrounding government support, and economic uncertainty and sovereign creditworthiness, and their potential impact on ratings of financial institutions. Although the Firm closely monitors and endeavors to manage factors influencing its credit ratings, there is no assurance that its credit ratings will not be changed in the future.

Cash flows
As of June 30, 2012 and 2011, cash and due from banks was $44.9 billion and $30.5 billion, respectively. These balances decreased by $14.7 billion and increased by $2.9 billion from December 31, 2011 and 2010, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows for the six months ended June 30, 2012 and 2011.
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
For the six months ended June 30, 2012, net cash provided by operating activities was $46.2 billion. This resulted from a decrease in trading assets–debt and equity instruments driven by lower levels of equity and corporate debt securities, and physical commodities, partially offset by an increase in U.S. government securities; and a decrease in derivative receivables, primarily due to foreign exchange and credit products, partially offset by increased equity derivative balances. Net cash generated from operating activities was higher than net income, partially as a result of adjustments for noncash items such as depreciation and amortization, stock-based compensation and the provision for credit losses. Additionally, cash proceeds received from sales and paydowns of loans was higher than the cash used to acquire such loans originated and purchased with an initial intent to sell, and also reflected a lower level of activity over the prior-year period. Partially offsetting these cash proceeds was an increase in accrued interest and accounts receivables predominantly due to higher receivables from securities transactions pending settlement, and an increase in IB customer margin receivables due to changes in client activity.
For the six months ended June 30, 2011, net cash provided by operating activities was $58.7 billion. This resulted from a decrease in trading assets–debt and equity instruments, driven by client market-making activity in IB, primarily due to declines in U.S. government agency MBS and equity securities, partially offset by an increase in non-U.S. government debt securities; a decrease in trading assets–derivative receivables largely due to a reduction in foreign exchange derivatives, partially offset by an increase in equity derivatives from IB’s market-making activity; and an increase in accounts payable and other liabilities largely due to higher IB customer balances. Partially offsetting these cash proceeds were a decrease in trading liabilities–derivatives payable largely due to the aforementioned reduction of foreign exchange derivatives, partially offset by the increase in equity derivatives; and an increase in accrued interest and accounts receivable largely reflecting higher receivables from securities transactions pending settlement. Net cash generated from operating activities was higher than net income, partially as a result of adjustments for noncash items such as the provision for credit losses, depreciation and amortization, and stock-based compensation. Additionally, cash provided by proceeds from sales and paydowns of loans originated or purchased with an initial intent to sell was slightly higher than cash used to acquire such loans, and also reflected a higher level of activity over the prior year period.
Cash flows from investing activities
The Firm’s investing activities predominantly include loans originated to be held for investment, the AFS securities portfolio and other short-term interest-earning assets. For the six months ended June 30, 2012, net cash of $66.0 billion was used in investing activities. This resulted from a significant increase in deposits with banks reflecting the placement of the Firm’s excess funds with various central banks, including Federal Reserve Banks; an increase in securities purchased under resale agreements due to the deployment of excess cash by Treasury in the Corporate/Private Equity segment; and an increase in loans due to a higher level of wholesale loans driven by increased client activity across all regions and most businesses. Partially offsetting these cash outflows were a decrease in securities, largely due to paydowns and maturities, as well as repositioning of the CIO AFS portfolio; and a decline in the level of consumer, excluding credit card, loans due to paydowns, portfolio run-off, and credit card loans due to seasonality and higher repayment rates.
For the six months ended June 30, 2011, net cash of $145.8 billion was used in investing activities. This resulted from a significant increase in deposits with banks reflecting a higher level of deposit balances at Federal Reserve Banks predominantly the result of an overall growth in wholesale clients’ cash management activities in the first six months of 2011, as well as an increase in inflows of short-term wholesale deposits from TSS clients toward the end of June 2011, and an increase in wholesale loans reflecting growth in client activity in all of the Firm’s wholesale businesses. Partially offsetting these cash outflows were a decline in securities purchased under resale agreements, predominantly in IB, reflecting lower client financing activity; a decrease in credit card loans in Card reflecting lower seasonal balances, higher repayment rates, continued runoff of the Washington Mutual portfolio and the sale of the Kohl’s portfolio; and a decrease in loans in RFS reflecting paydowns, portfolio runoff and repayments.
Cash flows from financing activities
The Firm’s financing activities primarily reflect cash flows related to taking customer deposits, and issuing long-term debt as well as preferred and common stock. For the six months ended June 30, 2012, net cash provided by financing activities was $4.9 billion. This was driven by securities loaned or sold under repurchase agreements predominantly in IB, reflecting higher client financing activity and a change in the mix of liabilities. Partially offsetting these cash proceeds were a decrease in deposits, predominantly due to a decline in client balances in the wholesale businesses, particularly in TSS and CB, partially offset by an overall growth in retail deposits; net redemptions and maturities of long-term borrowings; and payments of cash dividends on common and preferred stock and repurchases of common stock and warrants.
For the six months ended June 30, 2011, net cash provided by financing activities was $89.3 billion. This was largely driven by a significant increase in deposits predominantly as a result of an overall growth in wholesale clients’ cash management activities during the first six months of 2011, an increase in inflows of short-term wholesale deposits from TSS clients toward the end of June 2011, and growth in the number of clients and higher balances in CB, AM and RFS (the RFS deposits were net of the attrition related to inactive and low-balance Washington Mutual accounts); an increase in commercial paper and other borrowed funds due to growth in the volume of liability balances in sweep accounts related to TSS’s cash management product; and a modest incremental increase in commercial paper issued in wholesale funding markets. Cash was used to reduce securities sold under repurchase agreements, predominantly in IB, due to lower financings of the Firm’s trading assets as well as lower client financing balances; for net repayments of long-term borrowings, including a decline in long-term beneficial interests issued by consolidated VIEs due to maturities of Firm-sponsored credit card securitization transactions; for repurchases of common stock and payments of cash dividends on common and preferred stock.

CREDIT PORTFOLIO
For a further discussion of the Firm’s Credit Risk Management framework, see pages 132–134 of JPMorgan Chase’s 2011 Annual Report. For further information regarding the credit risk inherent in the Firm’s investment securities portfolio, see Note 11 on pages 148–152 of this Form 10-Q and Note 12 on pages 225–230 of JPMorgan Chase’s 2011 Annual Report.
The following table presents JPMorgan Chase’s credit portfolio as of June 30, 2012, and December 31, 2011. Total credit exposure was $1.8 trillion at June 30, 2012, an increase of $40.2 billion from December 31, 2011, reflecting increases in lending-related commitments of $40.7 billion, loans of $3.9 billion and receivables from customers and other of $2.6 billion. These increases were partially offset by a decrease in derivative receivables of $6.9 billion. The $40.2 billion net increase in total credit exposure during the six months ended June 30, 2012, reflected an increase in the wholesale portfolio of $52.3 billion partially offset by a decrease in the consumer portfolio of $12.2 billion.
The Firm provided credit to and raised capital of over $890 billion for its commercial and consumer clients during the six months ended June 30, 2012; this included more than $10 billion of credit provided to U.S. small businesses, up 35% compared with the prior year and $29 billion to more than 900 not-for-profit and government entities, including states, municipalities, hospitals and universities. The Firm also originated more than 425,000 mortgages and provided credit cards to approximately 3.3 million consumers during the six months ended June 30, 2012. The Firm remains committed to helping homeowners and preventing foreclosures. Since the beginning of 2009, the Firm has offered 1.4 million mortgage modifications of which more than 530,000 have achieved permanent modification as of June 30, 2012.

In the table below, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale (which are carried at the lower of cost or fair value, with changes in value recorded in noninterest revenue); and certain loans accounted for at fair value. The Firm also records certain loans accounted for at fair value in trading assets. For further information regarding these loans see Note 3 on pages 119–133 of this Form 10-Q. For additional information on the Firm’s loans and derivative receivables, including the Firm’s accounting policies, see Note 13 and Note 5 on pages 153–175 and 136–144, respectively, of this Form 10-Q.

Total credit portfolio					Three months ended June 30,				Six months ended June 30,
	Credit exposure		Nonperforming(b)(c)(d)(e)(f)		Net charge-offs		Average annual net charge-off rate(g)		Net charge-offs		Average annual net charge-off rate(h)
(in millions, except ratios)	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	2012	2011	2012	2011	2012	2011	2012	2011
Loans retained	$723,527	$718,997	$9,874	$9,810	$2,278	$3,103	1.27%	1.83%	$4,665	$6,823	1.31%	2.02%
Loans held-for-sale	1,034	2,626	46	110	—	—	—	—	—	—	—	—
Loans at fair value	3,010	2,097	148	73	—	—	—	—	—	—	—	—
Total loans – reported	727,571	723,720	10,068	9,993	2,278	3,103	1.27	1.83	4,665	6,823	1.31	2.02
Derivative receivables	85,543	92,477	451	297	NA	NA	NA	NA	NA	NA	NA	NA
Receivables from customers and other	20,131	17,561	—	—	—	—	—	—	—	—	—	—
Total credit-related assets	833,245	833,758	10,519	10,290	2,278	3,103	1.27	1.83	4,665	6,823	1.31	2.02
Lending-related commitments	1,016,346	975,662	565	865	NA	NA	NA	NA	NA	NA	NA	NA
Assets acquired in loan satisfactions
Real estate owned	NA	NA	839	975	NA	NA	NA	NA	NA	NA	NA	NA
Other	NA	NA	39	50	NA	NA	NA	NA	NA	NA	NA	NA
Total assets acquired in loan satisfactions	NA	NA	878	1,025	NA	NA	NA	NA	NA	NA	NA	NA
Total credit portfolio	$1,849,591	$1,809,420	$11,962	$12,180	$2,278	$3,103	1.27%	1.83%	$4,665	$6,823	1.31%	2.02%
Credit Portfolio Management derivatives notional, net(a)	$(31,201)	$(26,240)	$(35)	$(38)	NA	NA	NA	NA	NA	NA	NA	NA
Liquid securities and other cash collateral held against derivatives	(18,973)	(21,807)	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA

(a)
Represents the net notional amount of protection purchased and sold credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Excludes the synthetic credit portfolio held by CIO. For additional information, see Credit derivatives on pages 80–81 and Note 5 on pages 136–144 of this Form 10-Q.

(b)	Nonperforming includes nonaccrual loans, nonperforming derivatives, commitments that are risk rated as nonaccrual and real estate owned.

(c)
At June 30, 2012, and December 31, 2011, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $11.9 billion and $11.5 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $1.3 billion and $954 million, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $547 million and $551 million, respectively, that are 90 or more days past due. These amounts were excluded from nonaccrual loans as reimbursement of insured amounts are proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”). Credit card loans are charged-off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(d)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(e)
At both June 30, 2012, and December 31, 2011, total nonaccrual loans represented 1.38% of total loans. For more information on the reporting of performing junior liens that are subordinate to senior liens that are 90 days or more past due based on new regulatory guidance issued in the first quarter of 2012, see Consumer Credit Portfolio on pages 82–92 of this Form 10-Q.

(f)
Prior to the first quarter of 2012, reported amounts had only included defaulted derivatives; effective in the first quarter of 2012, reported amounts in all periods include both defaulted derivatives as well as derivatives that have been risk rated as nonperforming.

(g)
For the three months ended June 30, 2012 and 2011, net charge-off rates were calculated using average retained loans of $719.9 billion and $680.1 billion, respectively. These average retained loans include average PCI loans of $63.3 billion and $69.9 billion, respectively. Excluding these PCI loans, the Firm’s total charge-off rates would have been 1.40% and 2.04%, respectively.

(h)
For the six months ended June 30, 2012 and 2011, net charge-off rates were calculated using average retained loans of $715.0 billion and $680.1 billion, respectively. These average retained loans include average PCI loans of $64.1 billion and $70.7 billion, respectively. Excluding these PCI loans, the Firm’s total charge-off rates would have been 1.44% and 2.26%, respectively.

WHOLESALE CREDIT PORTFOLIO
As of June 30, 2012, wholesale exposure (IB, CB, TSS and AM) increased by $52.3 billion from December 31, 2011, primarily driven by increases of $36.9 billion in lending-related commitments and $19.8 billion in loans due to increased client activity across all regions and most businesses. These increases were partially offset by a $6.9 billion decrease in derivative receivables primarily related to foreign exchange and credit products, which were partially offset by an increase in equity derivative balances.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)(d)
(in millions)	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
Loans retained	$298,888	$278,395	$1,804	$2,398
Loans held-for-sale	922	2,524	46	110
Loans at fair value	3,010	2,097	148	73
Loans – reported	302,820	283,016	1,998	2,581
Derivative receivables	85,543	92,477	451	297
Receivables from customers and other(a)	20,024	17,461	—	—
Total wholesale credit-related assets	408,387	392,954	2,449	2,878
Lending-related commitments	419,641	382,739	565	865
Total wholesale credit exposure	$828,028	$775,693	$3,014	$3,743
Credit Portfolio Management derivatives notional, net(b)	$(31,201)	$(26,240)	$(35)	$(38)
Liquid securities and other cash collateral held against derivatives	(18,973)	(21,807)	NA	NA

(a)
Predominately includes receivables from customers, which represent margin loans to prime and retail brokerage customers; these are classified in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(b)
Represents the net notional amount of protection purchased and sold credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Excludes the synthetic credit portfolio held by CIO. For additional information, see Credit derivatives on pages 80–81, and Note 5 on pages 136–144 of this Form 10-Q.

(c)	Excludes assets acquired in loan satisfactions.

(d)
Prior to the first quarter of 2012, reported amounts had only included defaulted derivatives; effective in the first quarter of 2012, reported amounts in all periods include both defaulted derivatives as well as derivatives that have been risk rated as nonperforming.

The following table summarizes the maturity and ratings profile of the wholesale portfolio at June 30, 2012, and December 31, 2011. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(c)				Ratings profile
June 30, 2012	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$116,940	$112,717	$69,231	$298,888	$212,021	$86,867	$298,888	71%
Derivative receivables				85,543			85,543
Less: Liquid securities and other cash collateral held against derivatives				(18,973)			(18,973)
Total derivative receivables, net of all collateral	3,711	32,112	30,747	66,570	52,120	14,450	66,570	78
Lending-related commitments	162,443	247,821	9,377	419,641	337,789	81,852	419,641	80
Subtotal	283,094	392,650	109,355	785,099	601,930	183,169	785,099	77
Loans held-for-sale and loans at fair value(a)				3,932			3,932
Receivables from customers and other				20,024			20,024
Total exposure – net of liquid securities and other cash collateral held against derivatives				$809,055			$809,055
Credit Portfolio Management derivatives notional, net(b)	$(2,007)	$(19,840)	$(9,354)	$(31,201)	$(31,261)	$60	$(31,201)	100%

	Maturity profile(c)				Ratings profile
December 31, 2011	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$113,222	$101,959	$63,214	$278,395	$197,070	$81,325	$278,395	71%
Derivative receivables				92,477			92,477
Less: Liquid securities and other cash collateral held against derivatives				(21,807)			(21,807)
Total derivative receivables, net of all collateral	8,243	29,910	32,517	70,670	57,637	13,033	70,670	82
Lending-related commitments	139,978	233,396	9,365	382,739	310,107	72,632	382,739	81
Subtotal	261,443	365,265	105,096	731,804	564,814	166,990	731,804	77
Loans held-for-sale and loans at fair value(a)				4,621			4,621
Receivables from customers and other				17,461			17,461
Total exposure – net of liquid securities and other cash collateral held against derivatives				$753,886			$753,886
Credit Portfolio Management derivatives notional, net(b)	$(2,034)	$(16,450)	$(7,756)	$(26,240)	$(26,300)	$60	$(26,240)	100%

(a)	Represents loans held-for-sale primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)
Represents the net notional amounts of protection purchased and sold credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. The counterparties to these positions are predominantly investment-grade banks and finance companies. Excludes the synthetic credit portfolio held by CIO.

(c)
The maturity profiles of retained loans and lending-related commitments are based on the remaining contractual maturity. The maturity profiles of derivative receivables are based on the maturity profile of average exposure. For further discussion of average exposure, see Derivative receivables on pages 141–143 of JPMorgan Chase’s 2011 Annual Report.

Wholesale credit exposure – selected industry exposures
The Firm focuses on the management and diversification of its industry exposures, with particular attention paid to industries with actual or potential credit concerns. Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/“Caa1” and lower, as defined by S&P and Moody’s, respectively, which may differ from criticized exposure as defined by bank regulatory agencies. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, decreased 15% to $13.4 billion at June 30, 2012, from $15.8 billion at December 31, 2011. The decrease was primarily related to net repayments.

Below are summaries of the top 25 industry exposures as of June 30, 2012, and December 31, 2011.

						30 days or more past due and accruing loans	Year-to-date net charge-offs/ (recoveries)	Credit Portfolio Management derivatives notional, net (e)	Liquid securities and other cash collateral held against derivative receivables

			Noninvestment-grade(d)
	Credit exposure(c)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
As of or for the six months ended June 30, 2012 (in millions)
Top 25 industries(a)
Banks and finance companies	$76,501	$64,301	$11,805	$380	$15	$7	$(18)	$(3,812)	$(8,604)
Real estate	71,487	45,313	22,097	3,206	871	162	31	(136)	(499)
Healthcare	49,435	39,478	9,704	222	31	34	—	(289)	(356)
State and municipal governments(b)	41,668	40,198	1,139	206	125	3	—	(184)	(292)
Oil and gas	38,826	28,301	10,364	154	7	2	—	(157)	(79)
Consumer products	33,629	21,655	11,328	635	11	8	(12)	(212)	(13)
Utilities	30,227	24,735	5,229	43	220	—	(8)	(295)	(427)
Asset managers	28,232	24,243	3,870	76	43	9	—	—	(3,539)
Retail and consumer services	25,791	16,423	8,892	391	85	8	3	(69)	—
Central governments	21,676	20,941	594	141	—	—	—	(12,684)	(1,294)
Technology	20,106	14,275	5,551	280	—	—	—	(96)	—
Transportation	19,375	14,208	4,974	137	56	10	(3)	(143)	(1)
Machinery and equipment manufacturing	18,081	9,857	8,114	101	9	8	—	—	—
Metals/mining	16,406	8,927	7,213	260	6	17	(1)	(553)	—
Media	13,103	7,294	4,854	553	402	5	4	(113)	—
Business services	13,084	7,289	5,608	146	41	5	16	(42)	—
Insurance	13,071	10,018	2,508	545	—	3	—	(259)	(560)
Telecom services	12,581	7,868	3,918	790	5	—	—	(238)	(16)
Building materials/construction	12,290	5,134	6,410	717	29	4	—	(114)	(2)
Chemicals/plastics	11,034	6,885	4,000	131	18	4	—	(53)	(56)
Automotive	10,549	5,663	4,848	37	1	5	—	(703)	—
Securities firms and exchanges	10,219	8,085	2,120	13	1	—	—	(532)	(2,273)
Agriculture/paper manufacturing	7,850	4,814	2,925	111	—	10	—	—	—
Aerospace	7,182	6,294	814	67	7	—	—	(159)	—
Leisure	5,678	3,130	1,801	404	343	9	(3)	(73)	(28)
All other	195,991	173,936	20,745	816	494	1,214	5	(10,285)	(934)
Subtotal	$804,072	$619,265	$171,425	$10,562	$2,820	$1,527	$14	$(31,201)	$(18,973)
Loans held-for-sale and loans at fair value	3,932
Receivables from customers and other	20,024
Total	$828,028

						30 days or more past due and accruing loans	Full year net charge-offs/ (recoveries)	Credit Portfolio Management derivatives notional, net(e)	Liquid securities and other cash collateral held against derivative receivables

			Noninvestment-grade(d)(f)
	Credit exposure(c)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
As of or for the year ended December 31, 2011 (in millions)
Top 25 industries(a)
Banks and finance companies	$71,440	$59,115	$11,742	$557	$26	$20	$(211)	$(3,053)	$(9,585)
Real estate	67,594	40,921	21,541	4,138	994	411	256	(97)	(359)
Healthcare	42,247	35,147	6,834	209	57	166	—	(304)	(320)
State and municipal governments(b)	41,930	40,565	1,124	111	130	23	—	(185)	(147)
Oil and gas	35,437	25,004	10,347	58	28	3	—	(119)	(88)
Consumer products	29,637	19,728	9,440	432	37	3	13	(272)	(50)
Utilities	28,650	23,557	4,424	162	507	—	76	(105)	(359)
Asset managers	33,465	28,835	4,530	99	1	24	—	—	(4,807)
Retail and consumer services	22,891	14,568	7,798	425	100	15	1	(96)	(1)
Central government	17,138	16,524	488	126	—	—	—	(9,796)	(813)
Technology	17,898	12,494	5,086	316	2	—	4	(191)	—
Transportation	16,305	12,061	4,071	115	58	6	17	(178)	—
Machinery and equipment manufacturing	16,498	9,014	7,374	100	10	1	(1)	(19)	—
Metals/mining	15,254	8,716	6,389	148	1	6	(19)	(423)	—
Media	11,909	6,853	3,925	670	461	1	18	(188)	—
Business services	12,408	7,093	5,168	108	39	17	22	(20)	(2)
Insurance	13,092	9,425	3,063	591	13	—	—	(552)	(454)
Telecom services	11,552	8,502	2,234	805	11	2	5	(390)	—
Building materials/construction	11,770	5,175	5,674	917	4	6	(4)	(213)	—
Chemicals/plastics	11,728	7,867	3,720	126	15	—	—	(95)	(20)
Automotive	9,910	5,699	4,188	23	—	9	(11)	(819)	—
Securities firms and exchanges	12,394	10,799	1,564	30	1	10	73	(395)	(3,738)
Agriculture/paper manufacturing	7,594	4,888	2,586	120	—	9	—	—	—
Aerospace	8,560	7,646	848	66	—	7	—	(208)	—
Leisure	5,650	3,051	1,781	429	389	1	1	(81)	(26)
All other	180,660	161,568	17,035	1,381	676	1,099	200	(8,441)	(1,038)
Subtotal	$753,611	$584,815	$152,974	$12,262	$3,560	$1,839	$440	$(26,240)	$(21,807)
Loans held-for-sale and loans at fair value	4,621
Receivables from customers and other	17,461
Total	$775,693

(a)
The industry rankings presented in the table as of December 31, 2011, are based on the industry rankings of the corresponding exposures at June 30, 2012, not actual rankings of such exposures at December 31, 2011.

(b)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at June 30, 2012, and December 31, 2011, noted above, the Firm held $16.9 billion and $16.7 billion, respectively, of trading securities and $20.5 billion and $16.5 billion, respectively, of AFS securities issued by U.S. state and municipal governments. For further information, see Note 3 and Note 11 on pages 119–133 and 148–152, respectively, of this Form 10-Q.

(c)
Credit exposure is net of risk participations and excludes the benefit of “Credit Portfolio Management derivatives notional, net” held against derivative receivables or loans and “Liquid securities and other cash collateral held against derivative receivables.

(d)
Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/“Caa1” and lower, as defined by S&P and Moody’s, respectively, which may differ from criticized exposure as defined by regulatory agencies.

(e)
Represents the net notional amounts of protection purchased and sold credit derivatives to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. The All other category includes purchased credit protection on certain credit indices. Credit Portfolio Management derivatives excludes the synthetic credit portfolio held by CIO.

(f)
Prior to the first quarter of 2012, reported amounts had only included defaulted derivatives; effective in the first quarter of 2012, reported amounts in all periods include both defaulted derivatives as well as derivatives that have been risk rated as nonperforming.

The following table presents the geographic distribution of wholesale credit exposure including nonperforming assets and past due loans as of June 30, 2012, and December 31, 2011. The geographic distribution of the wholesale portfolio is determined based predominantly on the domicile of the borrower.

	Credit exposure				Nonperforming				Assets acquired in loan satisfactions	30 days or more past due and accruing loans
June 30, 2012 (in millions)	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives	Lending-related commitments	Total non- performing credit exposure
Europe/Middle East/Africa	$41,391	$71,877	$40,347	$153,615	$31	$60	$19	$110	$—	$154
Asia/Pacific	30,969	21,309	8,935	61,213	9	13	—	22	—	2
Latin America/Caribbean	28,513	22,619	4,565	55,697	103	69	4	176	—	283
Other North America	2,328	7,622	1,610	11,560	2	—	—	2	—	4
Total non-U.S.	103,201	123,427	55,457	282,085	145	142	23	310	—	443
Total U.S.	195,687	296,214	30,086	521,987	1,659	309	542	2,510	119	1,084
Loans held-for-sale and loans at fair value	3,932	—	—	3,932	194	NA	—	194	NA	—
Receivables from customers and other	—	—	—	20,024	—	NA	NA	—	NA	—
Total	$302,820	$419,641	$85,543	$828,028	$1,998	$451	$565	$3,014	$119	$1,527

	Credit exposure				Nonperforming				Assets acquired in loan satisfactions	30 days or more past due and accruing loans
December 31, 2011 (in millions)	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives(b)	Lending-related commitments	Total non- performing credit exposure
Europe/Middle East/Africa	$36,637	$60,681	$43,204	$140,522	$44	$14	$25	$83	$—	$68
Asia/Pacific	31,119	17,194	10,943	59,256	1	42	—	43	—	6
Latin America/Caribbean	25,141	20,859	5,316	51,316	386	—	15	401	3	222
Other North America	2,267	6,680	1,488	10,435	3	—	1	4	—	—
Total non-U.S.	95,164	105,414	60,951	261,529	434	56	41	531	3	296
Total U.S.	183,231	277,325	31,526	492,082	1,964	241	824	3,029	176	1,543
Loans held-for-sale and loans at fair value	4,621	—	—	4,621	183	NA	—	183	NA	—
Receivables from customers and other	—	—	—	17,461	—	NA	NA	—	NA	—
Total	$283,016	$382,739	$92,477	$775,693	$2,581	$297	$865	$3,743	$179	$1,839

(a)
At June 30, 2012, and December 31, 2011, the Firm held an allowance for loan losses of $388 million and $496 million, respectively, related to nonaccrual retained loans resulting in allowance coverage ratios of 22% and 21%, respectively. Wholesale nonaccrual loans represented 0.66% and 0.91% of total wholesale loans at June 30, 2012, and December 31, 2011, respectively.

(b)
Prior to the first quarter of 2012, reported amounts had only included defaulted derivatives; effective in the first quarter of 2012, reported amounts in all periods include both defaulted derivatives as well as derivatives that have been risk rated as nonperforming.

Loans
In the normal course of business, the Firm provides loans to a variety of wholesale customers, from large corporate and institutional clients to high-net-worth individuals. For further discussion on loans, including information on credit quality indicators, see Note 13 on pages 153–175 of this Form 10-Q.
The Firm actively manages wholesale credit exposure. One way of managing credit risk is through sales of loans and lending-related commitments. During the six months ended June 30, 2012 and 2011, the Firm sold $2.0 billion and $2.8 billion, respectively, of loans and commitments. These sale activities are not related to the Firm’s securitization activities. For further discussion of securitization activity, see Liquidity Risk Management and Note 15 on pages 66–72 and 177–184, respectively, of this Form 10-Q.
The following table presents the change in the nonaccrual loan portfolio for the six months ended June 30, 2012 and 2011. Nonaccrual wholesale loans decreased by $583 million from December 31, 2011, primarily reflecting repayments.

Wholesale nonaccrual loan activity
Six months ended June 30, (in millions)	2012	2011
Beginning balance	$2,581	$6,006
Additions	938	1,311
Reductions:
Paydowns and other	948	1,974
Gross charge-offs	159	377
Returned to performing status	105	489
Sales	309	901
Total reductions	1,521	3,741
Net additions/(reductions)	(583)	(2,430)
Ending balance	$1,998	$3,576
The following table presents net charge-offs, which are defined as gross charge-offs less recoveries, for the three and six months ended June 30, 2012 and 2011. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs
(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Loans – reported
Average loans retained	$292,942	$237,511	$284,853	$232,058
Net charge-offs	9	80	14	245
Net charge-off rate	0.01%	0.14%	0.01%	0.21%
Receivables from customers
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
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $221.8 billion and $206.5 billion as of June 30, 2012, and December 31, 2011, respectively.

Derivative contracts
In the normal course of business, the Firm uses derivative instruments predominantly for market-making activities. Derivatives enable customers and the Firm to manage exposures to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its credit exposure. For further discussion of derivative contracts, see Note 5 on pages 136–144 of this Form 10-Q.
The following tables summarize the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	Derivative receivables
	Jun 30, 2012	Dec 31, 2011
Interest rate	$45,481	$46,369
Credit derivatives	4,468	6,684
Foreign exchange	12,982	17,890
Equity	8,103	6,793
Commodity	14,509	14,741
Total, net of cash collateral	85,543	92,477
Liquid securities and other cash collateral held against derivative receivables	(18,973)	(21,807)
Total, net of all collateral	$66,570	$70,670
Derivative receivables reported on the Consolidated Balance Sheets were $85.5 billion and $92.5 billion at June 30, 2012, and December 31, 2011, respectively. These represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements, cash collateral held by the Firm and the CVA. However, in management’s view, the appropriate measure of current credit risk should take into consideration additional liquid securities (primarily U.S. government and agency securities and other G7 government bonds) and other cash collateral held by the Firm of $19.0 billion and $21.8 billion at June 30, 2012, and December 31, 2011, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor, as shown in the table above.
In addition to the collateral described in the preceding paragraph the Firm also holds additional collateral (including cash, U.S. government and agency securities, and other G7 government bonds) delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Though this collateral does not reduce the balances and is not included in the table above, it is available as security against potential exposure that could arise should the fair value of the client’s derivative transactions move in the Firm’s favor. As of June 30, 2012, and December 31, 2011, the Firm held $21.4 billion and $17.6 billion, respectively, of this additional collateral. The derivative receivables fair value, net of all collateral, also do not include other credit enhancements, such as letters of credit. For additional information on the Firm’s use of collateral agreements, see Note 5 on pages 136–144 of this Form 10-Q.

The following table summarizes the ratings profile of the Firm’s derivative receivables, net of other liquid securities collateral, for the dates indicated.

Ratings profile of derivative receivables
Rating equivalent	June 30, 2012		December 31, 2011
(in millions, except ratios)	Exposure net of all collateral	% of exposure net of all collateral	Exposure net of all collateral	% of exposure net of all collateral
AAA/Aaa to AA-/Aa3	$21,494	32%	$25,100	35%
A+/A1 to A-/A3	12,723	19	22,942	32
BBB+/Baa1 to BBB-/Baa3	17,903	27	9,595	14
BB+/Ba1 to B-/B3	12,285	19	10,545	15
CCC+/Caa1 and below	2,165	3	2,488	4
Total	$66,570	100%	$70,670	100%
As noted above, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s derivatives transactions subject to collateral agreements – excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity – was 88% as of June 30, 2012, unchanged compared with December 31, 2011.

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

For a more detailed description of credit derivatives, see Credit derivatives in Note 5 on pages 143-144 of this Form 10-Q; and on pages 143–144 and Note 6 on pages 209–210 of JPMorgan Chase’s 2011 Annual Report.
The Firm uses credit derivatives for two primary purposes: first, in its capacity as a market-maker; and second, as an end-user, to manage the Firm’s own credit risk associated with various exposures.
Included in end-user activities are credit derivatives used to mitigate the credit risk associated with traditional lending activities (loans and unfunded commitments) and derivatives counterparty exposure in the Firm’s wholesale businesses (“Credit Portfolio Management” activities). Information on Credit Portfolio Management activities is provided in the table below.
In addition, the Firm uses credit derivatives as an end-user to manage other exposures, including credit risk arising from certain AFS securities and from certain securities held in the Firm’s market making businesses. These credit derivatives are not included in Credit Portfolio Management activities; for further information on these credit derivatives as well as credit derivatives used in the Firm’s capacity as a market maker in credit derivatives, see Credit derivatives in Note 5 on pages 143-144 of this Form 10-Q.
Also not included Credit Portfolio Management activities is the synthetic credit portfolio. The synthetic credit portfolio is a portfolio of index credit derivatives positions that were held by CIO. On July 2, 2012, CIO transferred the synthetic credit portfolio, other than a portion aggregating to approximately $12 billion of notional, to IB. For more information regarding the synthetic credit portfolio, see Recent developments on pages 10–11 and Note 5 on pages 136–144 of this Form 10-Q.
Credit Portfolio Management activities

Credit Portfolio Management derivatives
	Notional amount of protection purchased and sold
(in millions)	Jun 30, 2012	Dec 31, 2011
Credit derivatives used to manage:
Loans and lending-related commitments	$2,570	$3,488
Derivative receivables	28,690	22,883
Total protection purchased	31,260	26,371
Total protection sold	59	131
Credit Portfolio Management derivatives notional, net	$31,201	$26,240

The credit derivatives used in Credit Portfolio Management activities do not qualify for hedge accounting under U.S. GAAP; these derivatives are reported at fair value, with gains and losses recognized in principal transactions revenue. In contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives used in credit portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. In addition, the effectiveness of the Firm’s CDS protection as a hedge of the
Firm’s exposures may vary depending upon a number of factors, including the contractual terms of the CDS. The fair value related to the Firm’s credit derivatives used for managing credit exposure, as well as the fair value related to the CVA (which reflects the credit quality of derivatives counterparty exposure), are included in the gains and losses realized on credit derivatives disclosed in the table below. These results can vary from period to period due to market conditions that affect specific positions in the portfolio. For further information on credit derivative protection purchased in the context of country risk, see Country Risk Management on pages 103–105 of this Form 10-Q, and pages 163–165 of JPMorgan Chase’s 2011 Annual Report.

Net gains and losses on Credit Portfolio Management derivatives
	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Hedges of loans and lending-related commitments	$(9)	$(31)	$(84)	$(75)
CVA and hedges of CVA	(81)	(98)	95	(137)
Net gains/(losses)	$(90)	$(129)	$11	$(212)

CONSUMER CREDIT PORTFOLIO
JPMorgan Chase’s consumer portfolio consists primarily of residential real estate loans, credit cards, auto loans, business banking loans, and student loans. The Firm’s primary focus is on serving the prime segment of the consumer credit market. For further information on consumer loans, see Note 13 on pages 153–175 of this Form 10-Q.
A substantial portion of the consumer loans acquired in the Washington Mutual transaction were identified as PCI based on an analysis of high-risk characteristics, including product type, loan-to-value (“LTV”) ratios, FICO scores and delinquency status. These PCI loans are accounted for on a pool basis, and the pools are considered to be performing. For further information on PCI loans see Note 13 on pages 153–175 of this Form 10-Q.
The credit performance of the consumer portfolio across the entire product spectrum improved as the economy continued to slowly expand during the six months ended June 30, 2012, resulting in a reduction in estimated losses, particularly in the residential real estate and credit card portfolios. However, high unemployment relative to the historical norm and weak housing prices continue to negatively impact the number of residential real estate loans being charged off and the severity of loss recognized on defaulted residential real estate loans. Early-stage (30-89 days delinquent) and late stage (150+ days delinquent) residential real estate delinquencies, excluding government-guaranteed loans, continue to decline but remain elevated. The elevated level of the late-stage delinquent loans is due, in part, to loss mitigation activities currently being undertaken and to elongated foreclosure processing timelines. Losses related to these loans continue to be recognized in accordance with the Firm’s standard charge-off practices, but some delinquent loans that would otherwise have been foreclosed upon remain in the mortgage and home equity loan portfolios. In addition to these elevated levels of delinquencies, high unemployment and weak housing prices, uncertainties regarding the ultimate success of loan modifications, and the risk attributes of certain loans within the portfolio (e.g., loans with high LTV ratios, junior lien loans that are subordinate to a delinquent or modified senior lien) continue to contribute to uncertainty regarding overall residential real estate portfolio performance and have been considered in estimating the allowance for loan losses.
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

The following table presents managed consumer credit-related information (including RFS, Card, and residential real estate loans reported in the AM business segment and in Corporate/Private Equity) for the dates indicated. For further information about the Firm’s nonaccrual and charge-off accounting policies, see Note 13 on pages 153–175 of this Form 10-Q.

Consumer credit portfolio					Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	Credit exposure		Nonaccrual loans(f)(g)		Net charge-offs		Average annual net charge-off rate(h)		Net charge-offs		Average annual net charge-off rate(h)
	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	2012	2011	2012	2011	2012	2011	2012	2011
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Home equity – senior lien	$20,708	$21,765	$492	$495	$55	$74	1.05%	1.27%	$111	$139	1.04%	1.18%
Home equity – junior lien	52,125	56,035	2,123	792	411	518	3.12	3.42	897	1,173	3.35	3.83
Prime mortgage, including option ARMs	76,064	76,196	3,139	3,462	118	199	0.62	1.07	252	370	0.66	1.00
Subprime mortgage	8,945	9,664	1,544	1,781	112	156	4.94	5.85	242	342	5.23	6.33
Auto(a)	48,468	47,426	101	118	21	19	0.17	0.16	54	66	0.23	0.28
Business banking	18,218	17,652	587	694	98	117	2.20	2.74	194	236	2.19	2.80
Student and other	12,907	14,143	83	69	109	130	3.22	3.50	170	216	2.47	2.88
Total loans, excluding PCI loans and loans held-for-sale	237,435	242,881	8,069	7,411	924	1,213	1.55	1.96	1,920	2,542	1.61	2.05
Loans – PCI(b)
Home equity	21,867	22,697	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Prime mortgage	14,395	15,180	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Subprime mortgage	4,784	4,976	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Option ARMs	21,565	22,693	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – PCI	62,611	65,546	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – retained	300,046	308,427	8,069	7,411	924	1,213	1.23	1.53	1,920	2,542	1.27	1.60
Loans held-for-sale	—	—	—	—	—	—	—	—	—	—	—	—
Total consumer, excluding credit card loans	300,046	308,427	8,069	7,411	924	1,213	1.23	1.53	1,920	2,542	1.27	1.60
Lending-related commitments
Home equity – senior lien(c)	15,956	16,542
Home equity – junior lien(c)	24,114	26,408
Prime mortgage	3,470	1,500
Subprime mortgage	—	—
Auto	6,869	6,694
Business banking	11,245	10,299
Student and other	784	864
Total lending-related commitments	62,438	62,307
Receivables from customers(d)	107	100
Total consumer exposure, excluding credit card	362,591	370,834
Credit card
Loans retained(e)	124,593	132,175	1	1	1,345	1,810	4.35	5.82	2,731	4,036	4.37	6.40
Loans held-for-sale	112	102	—	—	—	—	—	—	—	—	—	—
Total credit card loans	124,705	132,277	1	1	1,345	1,810	4.35	5.82	2,731	4,036	4.37	6.40
Lending-related commitments(c)	534,267	530,616
Total credit card exposure	658,972	662,893
Total consumer credit portfolio	$1,021,563	$1,033,727	$8,070	$7,412	$2,269	$3,023	2.14%	2.74%	$4,651	$6,578	2.17%	2.96%
Memo: Total consumer credit portfolio, excluding PCI	$958,952	$968,181	$8,070	$7,412	$2,269	$3,023	2.51%	3.25%	$4,651	$6,578	2.55%	3.52%

(a)	At June 30, 2012, and December 31, 2011, excluded operating lease–related assets of $4.5 billion and $4.4 billion, respectively.

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

(d)	Receivables from customers primarily represent margin loans to retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(e)	Includes accrued interest and fees net of an allowance for the uncollectible portion of accrued interest and fee income.

(f)
At June 30, 2012, and December 31, 2011, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $11.9 billion and $11.5 billion, respectively, that are 90 or more days past due; and (2) student loans insured by U.S. government agencies under the FFELP of $547 million and $551 million, respectively, that are 90 or more days past due. These amounts were excluded from nonaccrual loans as reimbursement of insured amounts are proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

(g)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(h)
Average consumer loans held-for-sale were $782 million and $352 million, respectively, for the three months ended June 30, 2012 and 2011, and $802 million and $1.7 billion, respectively, for the six months ended June 30, 2012 and 2011. These amounts were excluded when calculating net charge-off rates.

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances declined during the six months ended June 30, 2012, due to paydowns, portfolio run-off and charge-offs. Credit performance has improved across most portfolios but charge-offs and delinquent loans remain above normal levels. The following discussion relates to the specific loan and lending-related categories. PCI loans are generally excluded from individual loan product discussions and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, see Note 13 on pages 153–175 of this Form 10-Q.
Home equity: Home equity loans at June 30, 2012, were $72.8 billion, compared with $77.8 billion at December 31, 2011. The decrease in this portfolio primarily reflected loan paydowns and charge-offs. Early-stage delinquencies showed improvement from December 31, 2011, for both senior and junior lien home equity loans, while net charge-offs declined from the same period in the prior year. Junior lien nonaccrual loans increased from December 31, 2011, due to the addition of $1.5 billion of performing junior liens that are subordinate to senior liens that are 90 days or more past due based upon regulatory guidance issued during the first quarter of 2012.
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
At June 30, 2012, the Firm estimates that its home equity portfolio contained approximately $3.5 billion of current junior lien loans where the borrower has a first mortgage loan that is either delinquent or has been modified (“high-risk seconds”), compared with $3.7 billion at December 31, 2011. Such loans are considered to pose a higher risk of default than that of junior lien loans for which the senior lien is neither delinquent nor modified. The Firm estimates the balance of its total exposure to high-risk seconds on a quarterly basis using internal data, loan level credit bureau data, which typically provides the delinquency status of the senior lien, as well as information from a database maintained by one of the bank regulatory agencies. The estimated balance of these high-risk seconds may vary from quarter to quarter for reasons such as the movement of related senior liens into and out of the 30+ day delinquency bucket.

Current high risk junior liens
(in billions)	June 30, 2012
Modified current senior lien	$1.4
Senior lien 30 – 89 days delinquent	0.8
Senior lien 90 days or more delinquent	1.3	(a)
Total current high risk junior liens	$3.5

(a)
Junior liens subordinate to senior liens that are 90 days or more past due are classified as nonaccrual loans. Excludes approximately $200 million of junior liens that are performing but not current, which were also placed on nonaccrual in accordance with the regulatory guidance.

Of this estimated $3.5 billion balance at June 30, 2012, the Firm owns approximately 8% and services approximately 26% of the related senior lien loans to these borrowers. The performance of the Firm’s junior lien loans is generally consistent regardless of whether the Firm owns, services or does not own or service the senior lien. The increased probability of default associated with these higher-risk junior lien loans was considered in estimating the allowance for loan losses.
Based upon regulatory guidance, the Firm began reporting performing junior liens that are subordinate to senior liens that are 90 days or more past due as nonaccrual loans in the first quarter of 2012. The prior year was not restated for this policy change. The classification of certain of these higher-risk junior lien loans as nonaccrual did not have an impact on the allowance for loan losses, because as noted above, the Firm has previously considered the risk characteristics of this portfolio of loans in estimating its allowance for loan losses. This policy change had a minimal impact on the Firm’s net interest income during the three and six months ended June 30, 2012, because predominantly all of the reclassified loans are currently making payments.
Mortgage: Mortgage loans at June 30, 2012, including prime, subprime and loans held-for-sale, were $85.0 billion, compared with $85.9 billion at December 31, 2011. Balances declined slightly as paydowns, portfolio run-off and the charge-off or liquidation of delinquent loans were largely offset by new prime mortgage originations and Ginnie Mae loans that the Firm elected to repurchase. Net charge-offs decreased from the same period of the prior year, as a result of improvement in delinquencies, but remained elevated.
Prime mortgages, including option adjustable-rate mortgages (“ARMs”), were $76.1 billion at June 30, 2012, compared with $76.2 billion at December 31, 2011. These loans were relatively flat as charge-off or liquidation of delinquent loans, paydowns, and portfolio run-off of option ARM loans were offset by prime mortgage originations and Ginnie Mae loans that the Firm elected to repurchase. Excluding loans insured by U.S. government agencies, both early-stage and late-stage delinquencies showed improvement during the six months ended June 30, 2012, but remained elevated. Nonaccrual loans showed improvement, but also remained elevated as a result of ongoing foreclosure processing delays. Net charge-offs declined year-over-year but remained high.
Option ARM loans, which are included in the prime mortgage portfolio, were $7.0 billion and $7.4 billion and represented 9% and 10% of the prime mortgage portfolio at June 30, 2012, and December 31, 2011, respectively. The decrease in option ARM loans resulted from portfolio run-off. The Firm’s option ARM loans, other than those held in the PCI portfolio, are primarily loans with lower LTV ratios and higher borrower FICO scores. Accordingly, the Firm expects substantially lower losses on this portfolio when compared with the PCI option ARM pool. As of June 30, 2012, approximately 6% of option ARM borrowers were delinquent, 3% were making interest-only or negatively amortizing payments, and 91% were making amortizing payments (such payments are not necessarily fully amortizing). Approximately 84% of borrowers within the portfolio are subject to risk of payment shock due to future payment recast, as only a limited number of these loans have been modified. The cumulative amount of unpaid interest added to the unpaid principal balance due to negative amortization of option ARMs was not material at either June 30, 2012, or December 31, 2011. The Firm estimates the following balances of option ARM loans will undergo a payment recast that results in a payment increase: $72 million in 2012, $554 million in 2013 and $881 million in 2014. The option ARM portfolio was acquired by the Firm as part of the Washington Mutual transaction.
Subprime mortgages at June 30, 2012, were $8.9 billion, compared with $9.7 billion at December 31, 2011. The decrease was due to portfolio run-off and the charge-off or liquidation of delinquent loans. Both early-stage and late-stage delinquencies improved from December 31, 2011. However, delinquencies and nonaccrual loans remained at elevated levels. Net charge-offs improved from the same period of the prior year.
Auto: Auto loans at June 30, 2012, were $48.5 billion, compared with $47.4 billion at December 31, 2011. Loan balances increased due to new originations partially offset by paydowns and payoffs. Delinquent and nonaccrual loans have decreased from December 31, 2011. Net charge-offs increased slightly for the three months ended June 30, 2012, from the same period of the prior year but remain low as a result of favorable trends in both loss frequency and loss severity, mainly due to enhanced underwriting standards and a strong used car market. The auto loan portfolio reflected a high concentration of prime-quality credits.
Business banking: Business banking loans at June 30, 2012, were $18.2 billion, compared with $17.7 billion at December 31, 2011. The increase was due to growth in new loan origination volumes. These loans primarily include loans that are collateralized, often with personal loan guarantees, and may also include Small Business Administration guarantees. Delinquent loans and nonaccrual loans showed improvement from December 31, 2011. Net charge-offs declined from the same period of the prior year.
Student and other: Student and other loans at June 30, 2012, were $12.9 billion, compared with $14.1 billion at December 31, 2011. The decrease was primarily due to paydowns and charge-offs of student loans. Other loans primarily include other secured and unsecured consumer loans. Nonaccrual loans increased from December 31, 2011 while charge-offs decreased from the same period of the prior year.
Purchased credit-impaired loans: PCI loans at June 30, 2012, were $62.6 billion, compared with $65.5 billion at December 31, 2011. This portfolio represents loans acquired in the Washington Mutual transaction, which were recorded at fair value at the time of acquisition.
During the six months ended June 30, 2012, no additional impairment was recognized in connection with the Firm’s review of the PCI portfolios’ expected cash flows. At both June 30, 2012, and December 31, 2011, the allowance for loan losses for the home equity, prime mortgage, option ARM and subprime mortgage PCI portfolios was $1.9 billion, $1.9 billion, $1.5 billion and $380 million, respectively.
As of June 30, 2012, approximately 29% of the option ARM PCI loans were delinquent and 46% have been modified into fixed-rate, fully amortizing loans. Substantially all of the remaining loans are making amortizing payments, although such payments are not necessarily fully amortizing; in addition, substantially all of these loans are subject to the risk of payment shock due to future payment recast. The cumulative amount of unpaid interest added to the unpaid principal balance of the option ARM PCI pool was $958 million and $1.1 billion at June 30, 2012, and December 31, 2011, respectively. The Firm estimates the following balances of option ARM PCI loans will undergo a payment recast that results in a payment increase: $1.2 billion in 2012 and $352 million in 2013 and $469 million in 2014.
The following table provides a summary of lifetime principal loss estimates included in both the nonaccretable difference and the allowance for loan losses. Lifetime principal loss estimates, which exclude the effect of foregone interest as a result of loan modifications, were relatively unchanged from December 31, 2011, to June 30, 2012. Principal charge-offs will not be recorded on these pools until the nonaccretable difference has been fully depleted.

Summary of lifetime principal loss estimates
	Lifetime loss estimates(a)		LTD liquidation losses(b)
(in billions)	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
Home equity	$14.9	$14.9	$11.1	$10.4
Prime mortgage	4.4	4.6	2.6	2.3
Subprime mortgage	3.6	3.8	1.9	1.7
Option ARMs	11.4	11.5	7.4	6.6
Total	$34.3	$34.8	$23.0	$21.0

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses only plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses only was $7.5 billion and $9.4 billion at June 30, 2012, and December 31, 2011, respectively.

(b)	Life-to-date (“LTD”) liquidation losses represent realization of loss upon loan resolution.

Geographic composition and current estimated LTVs of residential real estate loans: At both June 30, 2012, and December 31, 2011, California had the greatest concentration of residential real estate loans with 24% of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans. Of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans, $76.6 billion, or 54%, were concentrated in California, New York, Arizona, Florida and Michigan at June 30, 2012, compared with $79.5 billion, or 54%, at December 31, 2011. The unpaid principal balance of PCI loans concentrated in these five states represented 72% of total PCI loans at both June 30, 2012, and December 31, 2011.
The current estimated average LTV ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 84% at June 30, 2012, compared with 83% at December 31, 2011. Excluding mortgage loans insured by U.S. government agencies and PCI loans, 23% of the retained portfolio had a current estimated LTV ratio greater than 100%, and 10% of the retained portfolio had a current estimated LTV ratio greater than 125% at June 30, 2012, compared with 24% and 10%, respectively, at December 31, 2011. The decline in home prices since 2007 has had a significant impact on the collateral values underlying the Firm’s residential real estate loan portfolio. In general, the delinquency rate for loans with high LTV ratios is greater than the delinquency rate for loans in which the borrower has equity in the collateral. While a large portion of the loans with current estimated LTV ratios greater than 100% continue to pay and are current, the continued willingness and ability of these borrowers to pay remains uncertain.

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

LTV ratios and ratios of carrying values to current estimated collateral values – PCI loans
	June 30, 2012					December 31, 2011
(in millions, except ratios)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)
Home equity	$23,658	116%	(b)	$19,959	98%	$25,064	117%	(b)	$20,789	97%
Prime mortgage	14,934	109		12,466	91	16,060	110		13,251	91
Subprime mortgage	6,769	114		4,404	74	7,229	115		4,596	73
Option ARMs	24,296	107		20,071	89	26,139	109		21,199	89

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

(c)
Net carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition and is also net of the allowance for loan losses of $1.9 billion for home equity, $1.9 billion for prime mortgage, $1.5 billion for option ARMs, and $380 million for subprime mortgage at both June 30, 2012, and December 31, 2011.

The current estimated average LTV ratios were 116% and 135% for California and Florida PCI loans, respectively, at June 30, 2012, compared with 117% and 140%, respectively, at December 31, 2011. Continued pressure on housing prices in California and Florida have contributed negatively to both the current estimated average LTV ratio and the ratio of net carrying value to current estimated collateral value for loans in the PCI portfolio. Of the PCI portfolio, at both June 30, 2012, and December 31, 2011, 62% had a current estimated LTV ratio greater than 100%, and 31% had a current estimated LTV ratio greater than 125%.
While the current estimated collateral value is greater than the net carrying value of PCI loans, the ultimate performance of this portfolio is highly dependent on borrowers’ behavior and ongoing ability and willingness to continue to make payments on homes with negative equity, as well as on the cost of alternative housing. For further information on the geographic composition and current estimated LTVs of residential real estate – non-PCI and PCI loans, see Note 13 on pages 153–175 of this Form 10-Q.
Loan modification activities – residential real estate loans
For both the Firm’s on–balance sheet loans and loans serviced for others, 1.4 million mortgage modifications have been offered to borrowers and approximately 551,000 have been approved since the beginning of 2009. Of these, more than 530,000 have achieved permanent modification as of June 30, 2012. Of the remaining modifications offered, 18% are in a trial period or still being reviewed for a modification, while 82% have dropped out of the modification program or otherwise were not eligible for final modification.

The Firm is participating in the U.S. Treasury’s Making Home Affordable (“MHA”) programs and is continuing to expand its other loss-mitigation efforts for financially distressed borrowers who do not qualify for the U.S. Treasury’s programs. The MHA programs include the Home Affordable Modification Program (“HAMP”) and the Second Lien Modification Program (“2MP”). The Firm’s other loss-mitigation programs for troubled borrowers who do not qualify for HAMP include the traditional modification programs offered by the GSEs and Ginnie Mae, as well as the Firm’s proprietary modification programs, which include concessions similar to those offered under HAMP and 2MP but with expanded eligibility criteria. In addition, the Firm has offered specific targeted modification programs to higher risk borrowers, many of whom were current on their mortgages prior to modification. For further information about how loans are modified, see Note 13, Loan modifications, on pages 165–169 of this Form 10-Q.

Loan modifications under HAMP and under one of the Firm’s proprietary modification programs, which are largely modeled after HAMP, require at least three payments to be made under the new terms during a trial modification period, and must be successfully re-underwritten with income verification before the loan can be permanently modified. In the case of specific targeted modification programs, re-underwriting the loan or a trial modification period is generally not required, unless the targeted loan is delinquent at the time of modification. When the Firm modifies home equity lines of credit, future lending commitments related to the modified loans are canceled as part of the terms of the modification.
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
The performance of modified loans generally differs by product type and also based on whether the underlying loan is in the PCI portfolio, due both to differences in credit quality and in the types of modifications provided. Performance metrics for modifications to the residential real estate portfolio, excluding PCI loans, that have been seasoned more than six months show weighted average redefault rates of 21% for senior lien home equity, 16% for junior lien home equity, 14% for prime mortgages including option ARMs, and 26% for subprime mortgages. The cumulative performance metrics for modifications to the PCI residential real estate portfolio seasoned more than six months show weighted average redefault rates of 16% for home equity, 16% for prime mortgages, 11% for option ARMs and 28% for subprime mortgages. The favorable performance of the option ARM modifications is the result of a targeted proactive program which fixes the borrower’s payment at the current level. The cumulative redefault rates reflect the performance of modifications completed under both HAMP and the Firm’s proprietary modification programs from October 1, 2009, through June 30, 2012. However, given the limited experience, ultimate performance of the modifications remains uncertain.

The following table presents information as of June 30, 2012, and December 31, 2011, relating to modified on–balance sheet residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. Modifications of PCI loans continue to be accounted for and reported as PCI loans, and the impact of the modification is incorporated into the Firm’s quarterly assessment of estimated future cash flows. Modifications of consumer loans other than PCI loans are generally accounted for and reported as troubled debt restructurings (“TDRs”). For further information on TDRs for the three and six months ended June 30, 2012, see Note 13 on pages 153–175 of this Form 10-Q.

Modified residential real estate loans
	June 30, 2012		December 31, 2011
(in millions)	On–balance sheet loans	Nonaccrual on–balance sheet loans(d)	On–balance sheet loans	Nonaccrual on–balance sheet loans(d)
Modified residential real estate loans – excluding PCI loans(a)(b)
Home equity – senior lien	$560	$77	$335	$77
Home equity – junior lien	762	147	657	159
Prime mortgage, including option ARMs	6,092	992	4,877	922
Subprime mortgage	3,484	788	3,219	832
Total modified residential real estate loans – excluding PCI loans	$10,898	$2,004	$9,088	$1,990
Modified PCI loans(c)
Home equity	$1,222	NA	$1,044	NA
Prime mortgage	6,480	NA	5,418	NA
Subprime mortgage	4,225	NA	3,982	NA
Option ARMs	13,422	NA	13,568	NA
Total modified PCI loans	$25,349	NA	$24,012	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At June 30, 2012, and December 31, 2011, $5.4 billion and $4.3 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) were excluded from loans accounted for as TDRs. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 15 on pages 177–184 of this Form 10-Q.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
Loans modified in a TDR that are on nonaccrual status may be returned to accrual status when repayment is reasonably assured and the borrower has made a minimum of six payments under the new terms. As of June 30, 2012, and December 31, 2011, nonaccrual loans included $866 million and $886 million, respectively, of TDRs for which the borrowers had not yet made six payments under the modified terms and other TDRs placed on nonaccrual status under regulatory guidance.

Nonperforming assets
The following table presents information as of June 30, 2012, and December 31, 2011, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	Jun 30, 2012	Dec 31, 2011
Nonaccrual loans(b)(c)
Home equity – senior lien	$492	$495
Home equity – junior lien	2,123	792
Prime mortgage, including option ARMs	3,139	3,462
Subprime mortgage	1,544	1,781
Auto	101	118
Business banking	587	694
Student and other	83	69
Total nonaccrual loans	8,069	7,411
Assets acquired in loan satisfactions
Real estate owned	721	802
Other	38	44
Total assets acquired in loan satisfactions	759	846
Total nonperforming assets	$8,828	$8,257

(a)
At June 30, 2012, and December 31, 2011, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $11.9 billion and $11.5 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $1.3 billion and $954 million, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $547 million and $551 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

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

(c)	At June 30, 2012, and December 31, 2011, consumer, excluding credit card nonaccrual loans represented 2.69% and 2.40%, respectively, of total consumer, excluding credit card loans.
Nonaccrual loans: Total consumer, excluding credit card, nonaccrual loans were $8.1 billion at June 30, 2012, compared with $7.4 billion at December 31, 2011. Nonaccrual loans at June 30, 2012, include $1.5 billion of performing junior lien home equity loans that are subordinate to senior liens that are 90 days or more past due based on regulatory guidance. For more information on the change in reporting of these junior liens, see the home equity portfolio analysis discussion on pages 84–85 of this Form 10-Q. The elongated foreclosure processing timelines are expected to continue to result in elevated levels of nonaccrual loans in the residential real estate portfolios. In addition, modified loans have also contributed to the elevated level of nonaccrual loans, since the Firm’s policy requires modified loans that are on nonaccrual to remain on nonaccrual status until payment is reasonably assured and the borrower has made a minimum of six payments under the modified terms. Nonaccrual loans in the residential real estate portfolio totaled $7.3 billion at June 30, 2012, of which 58% were greater than 150 days past due; this compared with nonaccrual residential real estate loans of $6.5 billion at December 31, 2011, of which 69% were greater than 150 days past due. At both June 30, 2012, and December 31, 2011, modified residential real estate loans of $2.0 billion were classified as nonaccrual loans, of which $866 million and $886 million, respectively, had yet to make six payments under their modified terms or were placed on nonaccrual status based on regulatory guidance; the remaining nonaccrual modified loans have redefaulted. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 50% to estimated collateral value at both June 30, 2012, and December 31, 2011.
Real estate owned (“REO”): REO assets are managed for prompt sale and disposition at the best possible economic value. REO assets are those individual properties where the Firm gains ownership and possession at the completion of the foreclosure process. REO assets, excluding those insured by U.S. government agencies, decreased by $81 million from $802 million at December 31, 2011, to $721 million at June 30, 2012.
Mortgage servicing-related matters
The recent financial crisis resulted in unprecedented levels of delinquencies and defaults of 1-4 family residential real estate loans. Such loans require varying degrees of loss mitigation activities. It is the Firm’s goal that foreclosure in these situations be a last resort, and accordingly, the Firm has made, and continues to make, significant efforts to help borrowers stay in their homes. Since the third quarter of 2010, the Firm has prevented two foreclosures for every foreclosure completed; foreclosure-prevention methods include loan modification, short sales and other means.
The Firm has a well-defined foreclosure prevention process when a borrower fails to pay on his or her loan. The Firm attempts to contact the borrower multiple times and in various ways in an effort to pursue home retention or other options other than foreclosure. In addition, if the Firm is unable to contact a borrower, the Firm completes various reviews of the borrower’s facts and circumstances before a foreclosure sale is completed. The delinquency period for the average borrower at the time of foreclosure over the last year has been approximately 23 months.
The high volume of delinquent and defaulted mortgages experienced by the Firm has placed a significant amount of stress on the Firm’s servicing operations. The Firm has made, and is continuing to make, significant changes to its mortgage operations in order to enhance its mortgage servicing, loss mitigation and foreclosure processes. It has also entered into a global settlement with certain federal and state agencies, and Consent Orders with its banking regulators with respect to these matters.
Global settlement with federal and state agencies: On February 9, 2012, the Firm announced that it had agreed to a settlement in principle (the “global settlement”) with a number of federal and state government agencies, including the U.S. Department of Justice, the U.S. Department of Housing and Urban Development, the Consumer Financial Protection Bureau and the State Attorneys General, relating to the servicing and origination of mortgages. The global settlement, which became effective on April 5, 2012, calls for the Firm to, among other things: (i) make cash payments of approximately $1.1 billion, a portion of which will be set aside for payments to borrowers (“Cash Settlement Payment”); (ii) provide approximately $500 million of refinancing relief to certain “underwater” borrowers whose loans are owned and serviced by the Firm (“Refi Program”); and (iii) provide approximately $3.7 billion of additional relief for certain borrowers, including reductions of principal on first and second liens, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners (“Consumer Relief Program”). The Cash Settlement Payment was made on April 13, 2012.
The purpose of the Refi Program is to allow eligible borrowers who are current on their Firm-owned mortgage loans to refinance those loans and take advantage of the current low interest rate environment. Borrowers who may be eligible for the Refi Program are those who are unable to refinance their mortgage loans under standard refinancing programs because they have no equity or, in many cases, negative equity in their homes. The initial interest rate on loans refinanced under the Refi Program will be lower than the borrower’s interest rate prior to the refinancing and will be capped at the greater of 100 basis points over Freddie Mac’s then-current Primary Mortgage Market Survey Rate or 5.25%. Under the Refi Program, the interest rate on each loan that is refinanced may be reduced either for the remaining life of the loan or for five years. The Firm has determined that it will reduce the interest rates on loans that it refinances under the Refi Program for the remaining lives of those loans. In substance, these refinancings are more similar to loan modifications than traditional refinancings. In the second quarter of 2012, the Firm commenced sending offers to participate in the Refi Program to the mandatory population of eligible borrowers. A significant portion of the approximately $3 billion principal amount of refinancings expected to be performed under the Refi Program had been finalized as of June 30, 2012.
The first and second lien loan modifications provided for in the Consumer Relief Program will typically involve principal reductions for borrowers who have negative equity in their homes and who are experiencing financial difficulty. These loan modifications are primarily expected to be executed under the terms of either MHA (e.g., HAMP, 2MP) or one of the Firm’s proprietary modification programs. The Firm began to provide relief to borrowers under the Consumer Relief Program in the first quarter of 2012.
If the Firm does not meet certain targets set forth in the global settlement agreement for providing either refinancings under the Refi Program or other borrower relief under the Consumer Relief Program within certain prescribed time periods, the Firm must instead make additional cash payments. In general, 75% of the targets must be met within two years of the date of the global settlement and 100% must be achieved within three years of that date. The Firm expects to file its first quarterly report concerning its compliance with the global settlement with the Office of Mortgage Settlement Oversight in November 2012. The report will include information regarding refinancings completed under the Refi Program and relief provided to borrowers under the Consumer Relief Program, as well as credits earned by the Firm under the global settlement as a result of such actions. The Firm continues to expect that it will meet the targets for providing refinancings and other borrower relief well within the prescribed time periods.
The global settlement also requires the Firm to adhere to certain enhanced mortgage servicing standards. The servicing standards include, among other items, the following enhancements to the Firm’s servicing of loans: a pre-foreclosure notice to all borrowers, which will include account information, holder status, and loss mitigation steps taken; enhancements to payment application and collections processes; strengthening procedures for filings in bankruptcy proceedings; deploying specific restrictions on the “dual track” of foreclosure and loss mitigation; standardizing the process for appeal of loss mitigation denials; and implementing certain restrictions on fees, including the waiver of certain fees while a borrower’s loss mitigation application is being evaluated. The Firm has made significant progress in implementing the prescribed servicing standards.
The global settlement releases the Firm from certain further claims by the participating government entities related to servicing activities, including foreclosures and loss mitigation activities; certain origination activities; and certain bankruptcy-related activities. Not included in the global settlement are any claims arising out of securitization activities, including representations made to investors with respect to mortgage-backed securities; criminal claims; and repurchase demands from the GSEs, among other items.
While the Firm expects to incur additional operating costs to comply with portions of the global settlement, including the enhanced servicing standards, the Firm’s 2011 results of operations reflected the estimated costs of implementing the global settlement. Accordingly, the Firm expects that the financial impact of the global settlement on the Firm’s financial condition and results of operations for 2012 and future periods will not be material. The Firm expects to account for all refinancings performed under the Refi Program and all first and second lien loans modified under the Consumer Relief Program as TDRs. The estimated impacts of both the Refi Program and the Consumer Relief Program have been considered in the Firm’s allowance for loan losses. For additional information, see Allowance for Credit Losses on pages 93–95 of this Form 10-Q.
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
For further information on the global settlement, see Critical Accounting Estimates Used by the Firm on pages 107–109, Note 2 on pages 117–118, Note 13 on pages 153–175, and Note 23 on pages 196–205 of this Form 10-Q.
Consent Orders: During the second quarter of 2011, the Firm entered into Consent Orders (“Orders”) with banking regulators relating to its residential mortgage servicing, foreclosure and loss-mitigation activities. In the Orders, the regulators have mandated significant changes to the Firm’s servicing and default business and outlined requirements to implement these changes. During 2011, in accordance with the requirements of the Orders, the Firm submitted comprehensive action plans, the plans have been approved, and the Firm has commenced implementation. The plans set forth the steps necessary to ensure the Firm’s residential mortgage servicing, foreclosure and loss-mitigation activities are conducted in accordance with the requirements of the Orders.
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
Pursuant to the Orders, the Firm has retained an independent consultant to conduct a review of its residential foreclosure actions during the period from January 1, 2009, through December 31, 2010 (including foreclosure actions brought in respect of loans being serviced), and to remediate any errors or deficiencies identified by the independent consultant, including, if required, by reimbursing borrowers for any identified financial injury they may have incurred. The borrower outreach process was launched in the fourth quarter of 2011, and the independent consultant is conducting its review. For additional information, see Mortgage Foreclosure Investigations and Litigation in Note 23 on page 203 of this Form 10-Q.

Credit Card
Total credit card loans were $124.7 billion at June 30, 2012, a decrease of $7.6 billion from December 31, 2011, due to seasonality and higher repayment rates.
For the retained credit card portfolio, the 30+ day delinquency rate decreased to 2.14% at June 30, 2012, from 2.81% at December 31, 2011. For the three months ended June 30, 2012 and 2011, the net charge-off rates were 4.35% and 5.82% respectively. For the six months ended June 30, 2012 and 2011, the net charge-off rates were 4.37% and 6.40% respectively. The delinquency trend continued to show improvement. Charge-offs have improved as a result of lower delinquent loans partially offset by a $91 million one-time acceleration in net charge-offs, in the current quarter only, as a result of a policy change on restructured loans that do not comply with their modified payment terms, based upon an interpretation of regulatory guidance communicated to the Firm by the banking regulators. These loans will now charge-off when they are 120 days past due rather than 180 days past due. This change resulted in a permanent reduction in the 30+ day delinquency rate which is 0.10% for the current quarter. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification. The greatest geographic concentration of credit card retained loans is in California, which represented 13% of total retained loans at both

June 30, 2012, and December 31, 2011. Loan concentration for the top five states of California, New York, Texas, Florida and Illinois consisted of $50.8 billion in receivables, or 41% of the retained loan portfolio, at June 30, 2012, compared with $53.6 billion, or 40%, at December 31, 2011.
Modifications of credit card loans
At June 30, 2012, and December 31, 2011, the Firm had $5.8 billion and $7.2 billion, respectively, of credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms because the cardholder did not comply with the modified payment terms. The decrease in modified credit card loans outstanding from December 31, 2011, was attributable to a reduction in new modifications as well as ongoing payments and charge-offs on previously modified credit card loans. In the second quarter of 2012, the Firm revised its policy for recognizing charge-offs on restructured loans that do not comply with their modified payment terms. These loans will now charge-off when they are 120 days past due rather than 180 days past due.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status. However, the Firm establishes an allowance, which is offset against loans and interest income, for the estimated uncollectible portion of accrued interest and fee income.
For additional information about loan modification programs to borrowers, see Note 14 on pages 231–252 of JPMorgan Chase’s 2011 Annual Report.

COMMUNITY REINVESTMENT ACT PORTFOLIO
The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of borrowers in all segments of their communities, including neighborhoods with low or moderate incomes. JPMorgan Chase is a national leader in community development by providing loans, investments and community development services in communities across the United States.
At both June 30, 2012, and December 31, 2011, the Firm’s CRA loan portfolio was approximately $15 billion. At June 30, 2012, and December 31, 2011, 61% and 63%,

respectively, of the CRA portfolio were residential mortgage loans; 19% and 17%, respectively, were business banking loans; 14%, for both periods, were commercial real estate loans; and 6%, for both periods, were other loans. CRA nonaccrual loans were 6% of the Firm’s total nonaccrual loans for both periods. As a percentage of the Firm’s net charge-offs, net charge-offs in the CRA portfolio were 2% and 3%, respectively, for the three months ended June 30, 2012 and 2011, and 3% for both the six months ended June 30, 2012 and 2011.

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
For a further discussion of the components of the allowance for credit losses, see Critical Accounting Estimates Used by the Firm on pages 107–109 and Note 14 on page 176 of this Form 10-Q.
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm, and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of June 30, 2012, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb probable credit losses inherent in the portfolio).
The allowance for credit losses was $24.6 billion at June 30, 2012, a decrease of $3.7 billion from $28.3 billion at December 31, 2011.
The consumer, excluding credit card, allowance for loan losses decreased $2.4 billion from December 31, 2011, predominantly due to a reduction in the allowance for the non-PCI residential real estate portfolio, predominantly related to the continuing trend of improving delinquencies and nonaccrual loans, which resulted in a lower level of estimated losses based on the Firm’s statistical loss calculation. For the three-month period ended June 30, 2012, the consumer, excluding credit card, allowance for loan losses decreased $1.4 billion, predominantly due to a reduction in the formula-based allowance for the non-PCI residential real estate portfolio, which was largely due to an ongoing trend of improving delinquencies and nonaccrual loans that resulted in a lower level of estimated losses based on the Firm’s statistical loss calculation. Nonaccrual residential real estate loans peaked at the end of 2010, showed signs of stabilization in 2011, and have declined steadily during the first half of 2012. (The foregoing excludes the impact of performing junior lien home equity loans that are subordinate to senior loans that are 90 days or more past due that have been included as nonaccrual loans beginning in the first quarter of 2012.) Both the three- and six-month periods also included a $488 million reduction attributable to a refinement of the loss estimates associated with the Firm’s compliance with its obligations under the global settlement, which reflected changes in implementation strategies adopted in the second quarter of 2012. For additional information about delinquencies and nonaccrual loans in the consumer, excluding credit card, loan portfolio, see Consumer Credit Portfolio on pages 82–92 and Note 13 on pages 153–175 of this Form 10-Q.
The credit card allowance for loan losses decreased by $1.5 billion since December 31, 2011, and by approximately $750 million from March 31, 2012. The decreases in each time period included reductions in both the asset-specific allowance and the formula-based allowance. The reductions for both periods in the asset-specific allowance, which relates to loans restructured in TDRs, reflect the changing profile of the TDR portfolio. The volume of new TDRs, which have higher loss rates due to expected redefaults, continues to decrease, and the loss rate on existing TDRs also tends to decrease over time as previously restructured loans season and continue to perform. In addition, effective June 30, 2012, the Firm changed its policy for recognizing charge-offs on restructured loans that do not comply with their modified payment terms based upon an interpretation of regulatory guidance communicated to the Firm by the banking regulators; this policy change resulted in an acceleration of charge-offs against the asset-specific allowance. For the six-month period ended June 30, 2012, the reduction in the formula-based allowance was primarily driven by the continuing trend of improving delinquencies and bankruptcies, which resulted in a lower level of estimated losses based on the Firm’s statistical loss calculation, and by lower levels of credit card outstandings. The decrease in the formula-based allowance for the three months ended June 30, 2012 was largely related to this same continuing trend of improving delinquencies. For additional information about delinquencies in the credit card loan portfolio, see Consumer Credit Portfolio on pages 82–92 and Note 13 on pages 153–175 of this Form 10-Q.
The wholesale allowance for loan losses was relatively unchanged from December 31, 2011.
The allowance for lending-related commitments for both the wholesale and consumer, excluding credit card portfolios, which is reported in other liabilities, totaled $764 million and $673 million at June 30, 2012, and December 31, 2011, respectively.
The credit ratios in the following table are based on retained loan balances, which exclude loans held-for-sale and loans accounted for at fair value.

Summary of changes in the allowance for credit losses

	2012				2011
Six months ended June 30,	Wholesale	Consumer, excluding credit card	Credit card	Total	Wholesale	Consumer, excluding credit card	Credit card	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$4,316	$16,294	$6,999	$27,609	$4,761	$16,471	$11,034	$32,266
Gross charge-offs	165	2,188	3,210	5,563	387	2,817	4,762	7,966
Gross recoveries	(151)	(268)	(479)	(898)	(142)	(275)	(726)	(1,143)
Net charge-offs	14	1,920	2,731	4,665	245	2,542	4,036	6,823
Provision for loan losses	38	(423)	1,231	846	(414)	2,446	1,036	3,068
Other	9	(8)	—	1	(11)	12	8	9
Ending balance at June 30,	$4,349	$13,943	$5,499	$23,791	$4,091	$16,387	$8,042	$28,520
Impairment methodology
Asset-specific(a)	$407	$1,004	$1,977	$3,388	$749	$1,049	$3,451	$5,249
Formula-based	3,942	7,228	3,522	14,692	3,342	10,397	4,591	18,330
PCI	—	5,711	—	5,711	—	4,941	—	4,941
Total allowance for loan losses	$4,349	$13,943	$5,499	$23,791	$4,091	$16,387	$8,042	$28,520
Allowance for lending-related commitments
Beginning balance at January 1,	$666	$7	$—	$673	$711	$6	$—	$717
Provision for lending-related commitments	94	—	—	94	(89)	—	—	(89)
Other	(3)	—	—	(3)	(2)	—	—	(2)
Ending balance at June 30,	$757	$7	$—	$764	$620	$6	$—	$626
Impairment methodology
Asset-specific	$181	$—	$—	$181	$144	$—	$—	$144
Formula-based	576	7	—	583	476	6	—	482
Total allowance for lending-related commitments	$757	$7	$—	$764	$620	$6	$—	$626
Total allowance for credit losses	$5,106	$13,950	$5,499	$24,555	$4,711	$16,393	$8,042	$29,146
Memo:
Retained loans, end of period	$298,888	$300,046	$124,593	$723,527	$244,224	$315,169	$125,523	$684,916
Retained loans, average	284,853	304,590	125,604	715,047	232,058	320,894	127,136	680,088
PCI loans, end of period	15	62,611	—	62,626	54	68,994	—	69,048
Credit ratios
Allowance for loan losses to retained loans	1.46%	4.65%	4.41%	3.29%	1.68%	5.20%	6.41%	4.16%
Allowance for loan losses to retained nonaccrual loans(b)	241	173	NM	241	122	196	NM	243
Allowance for loan losses to retained nonaccrual loans excluding credit card	241	173	NM	185	122	196	NM	175
Net charge-off rates(c)	0.01	1.27	4.37	1.31	0.21	1.60	6.40	2.02
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans (d)	1.46	3.47	4.41	2.74	1.68	4.65	6.41	3.83
Allowance for loan losses to retained nonaccrual loans(b)(d)	241	102	NM	183	122	137	NM	201
Allowance for loan losses to retained nonaccrual loans excluding credit card(b)(d)	241	102	NM	127	122	137	NM	133
Net charge-off rates(d)	0.01%	1.61%	4.37%	1.44%	0.21%	2.05%	6.40%	2.26%

(a)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

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

Provision for credit losses
For the three and six months ended June 30, 2012, the provision for credit losses was $214 million and $940 million, respectively, down 88% and 68%, respectively, from the prior year periods. For the three and six months ended June 30, 2012, the consumer, excluding credit card, provision for credit losses was a benefit of $424 million and $423 million, respectively, compared with $1.1 billion and $2.4 billion, respectively, from the prior year periods, reflecting a reduction in allowance for loan losses due to lower estimated losses in the non-PCI residential real estate portfolio as delinquency trends improved. For the three and six months ended June 30, 2012, the credit card provision for credit losses was $595 million and $1.2 billion, respectively, compared with $810 million and $1.0 billion, respectively, in the prior-year periods. The credit card provision for the three months ended June 30, 2012, decreased from the prior year period as lower charge-offs more than offset a smaller current year reduction in the allowance for loan loss compared with the prior year period. The credit card provision for the six months ended June 30, 2012, increased from the prior year due to a smaller current year reduction in the allowance for loan loss compared with the prior year.
For the three and six months ended June 30, 2012, the wholesale provision for credit losses was $43 million and $132 million, respectively, compared with benefits of $117 million and $503 million, respectively, in the prior-year periods. The current period wholesale provision reflected loan growth and other portfolio activity and the prior year provision reflected a reduction in the allowance for loan losses due to an improvement in the credit environment.

	Three months ended June 30,						Six months ended June 30,
	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses		Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Wholesale	$30	$(55)	$13	$(62)	$43	$(117)	$38	$(414)	$94	$(89)	$132	$(503)
Consumer, excluding credit card	(425)	1,117	1	—	(424)	1,117	(423)	2,446	—	—	(423)	2,446
Credit card	595	810	—	—	595	810	1,231	1,036	—	—	1,231	1,036
Total provision for credit losses	$200	$1,872	$14	$(62)	$214	$1,810	$846	$3,068	$94	$(89)	$940	$2,979

MARKET RISK MANAGEMENT
Market risk is the exposure to an adverse change in the market value of portfolios and financial instruments caused by a change in their market prices.
Market risk management
Market Risk is an independent risk management function that works in close partnership with the lines of business, including Corporate/Private Equity, to identify and monitor market risks throughout the Firm and to define market risk policies and procedures. The market risk function reports to the Firm’s Chief Risk Officer.
Market Risk seeks to control risk, facilitate efficient risk/return decisions, reduce volatility in operating performance and provide transparency into the Firm’s market risk profile for senior management, the Board of Directors and regulators. Market Risk is responsible for the following functions:

•	Establishing a market risk policy framework

•	Independent measurement, monitoring and control of line of business market risk

•	Definition, approval and monitoring of limits

•	Performance of stress testing and qualitative risk assessments
Risk identification and classification
Each line of business is responsible for the management of the market risks within its units. The independent risk management group responsible for overseeing each line of business ensures that all material market risks are appropriately identified, measured, monitored and managed in accordance with the risk policy framework set out by Market Risk. The Firm’s market risks arise primarily from the activities in IB, Mortgage Production and Servicing, and CIO in Corporate/Private Equity.
IB makes markets in products across fixed income, foreign exchange, equities and commodities markets. This activity gives rise to market risk and may lead to a potential decline in net income as a result of changes in market prices and rates. In addition, IB’s credit portfolio exposes the Firm to market risk related to derivative CVA, hedges of the CVA and the fair value of hedges of the retained loan portfolio. Additional market risk positions result from the DVA taken on certain structured liabilities and derivatives to reflect the credit quality of the Firm; DVA is not included in VaR.
The Firm’s Mortgage Production and Servicing business includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges. These activities give rise to complex, non-linear interest rate risks, as well as basis risk. Non-linear risk arises primarily from prepayment options embedded in mortgages and changes in the probability of newly originated mortgage commitments actually closing. Basis risk results from differences in the relative movements of the rate indices underlying mortgage exposure and other interest rates.

CIO’s activities, primarily its management of the Firm’s structural interest rate risk and investing in assets to achieve the Firm’s asset-liability management objectives, give rise to market risk due to changes in foreign exchange rates, credit spreads and interest rates related to securities and derivatives in the investment portfolio.
Risk measurement
Tools used to measure risk
Because no single measure can reflect all aspects of market risk, the Firm uses various metrics, both statistical and nonstatistical, including:

•	Value-at-risk

•	Economic-value stress testing

•	Nonstatistical risk measures

•	Loss advisories

•	Revenue drawdowns

•	Risk identification for large exposures (“RIFLEs”)

•	Nontrading interest rate-sensitive revenue-at-risk stress testing
Value-at-risk
JPMorgan Chase utilizes VaR, a statistical risk measure, to estimate the potential loss from adverse market moves in a normal market environment.
The Firm has one overarching VaR model framework used for risk management purposes across the Firm, which utilizes historical simulation. Historical simulation is based on data for the previous 12 months. The framework’s approach assumes that historical changes in market values are representative of the distribution of potential outcomes in the immediate future. VaR is calculated assuming a one-day holding period and an expected tail-loss methodology, which approximates a 95% confidence level. This means that, assuming current changes in market values are consistent with the historical changes used in the simulation, the Firm would expect to incur losses greater than that predicted by VaR estimates five times in every 100 trading days.
Underlying the overall VaR model framework are individual VaR models that simulate historical market returns for individual products and/or risk factors. As part of the Firm's risk management framework, daily comprehensive VaR model calculations are performed for businesses, whose activities give rise to market risk, to capture material market risks. These VaR models are granular and incorporate numerous risk factors and inputs to simulate daily changes in market values over the historical period; inputs are selected based on the risk profile of each portfolio. For example, sensitivities and historical time series used to generate daily market values may be different for different products or risk management systems. The VaR model results across all portfolios are aggregated at the Firm level.

VaR provides a consistent framework to measure risk profiles and levels of diversification across product types and is used for aggregating risks across businesses and monitoring limits. These VaR results are reported to senior management and regulators.
The Firm uses VaR as a statistical risk management tool for assessing risk under normal market conditions consistent with the day-to-day risk decisions made by the lines of business. VaR is not used to estimate the impact of stressed market conditions or to manage any impact from potential stress events. The Firm uses economic stress testing and other techniques to capture and manage market risk arising under stressed scenarios, as described further below.
Because VaR is based on historical data, it is an imperfect measure of market risk exposure and potential losses. For example, differences between current and historical market price volatility may result in fewer or greater VaR exceptions than the number indicated by the historical simulation. The VaR measurement also does not provide an estimate of the extent to which losses may exceed VaR results. In addition, based on their reliance on available historical data, limited time horizons, and other factors, VaR measures are inherently limited in their ability to measure certain risks and to predict losses, particularly those associated with market illiquidity and sudden or severe shifts in market conditions. As VaR cannot be used to determine future losses in the Firm’s market risk positions, the Firm considers other metrics in addition to VaR to monitor and manage its market risk positions.
Separately, the Firm calculates a daily aggregate VaR in accordance with regulatory rules, which is used to derive the Firm’s regulatory VaR based capital requirements. This regulatory VaR model framework currently assumes a ten business day holding period and an expected tail loss methodology, which approximates a 99% confidence level. Regulatory VaR is applied to “covered positions” as defined by the Market Risk Rule, consisting of all positions classified as trading, as well as all foreign exchange and commodity positions, whether or not in the trading account. Certain of these positions (for example, net investment foreign exchange hedging) are not included in the Firm’s internal risk management VaR, while the Firm’s internal risk management VaR includes some positions such as CVA and its related credit hedges that are not included in Regulatory VaR. For further information, see “Capital Management” on pages 60-63 of this Form 10-Q.

The table below shows the results of the Firm’s VaR measure using a 95% confidence level.

Total IB trading VaR by risk type, Credit portfolio VaR and other VaR
	Three months ended June 30,																Six months ended June 30,
	2012						2011						At June 30,				Average
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2012		2011		2012		2011
IB VaR by risk type
Fixed income	$66		$53		$79		$45		$36		$57		$65		$37		$63		$47
Foreign exchange	10		6		17		9		6		13		9		10		11		10
Equities	20		12		31		25		17		36		17		18		19		27
Commodities and other	13		11		16		16		11		24		12		13		17		15
Diversification benefit to IB trading VaR	(44)	(a)	NM	(b)	NM	(b)	(37)	(a)	NM	(b)	NM	(b)	(39)	(a)	(39)	(a)	(46)		(38)
IB trading VaR	65		50		80		58		38		75		64		39		64		61
Credit portfolio VaR	25		21		31		27		22		33		23		22		29		27
Diversification benefit to IB trading and credit portfolio VaR	(15)	(a)	NM	(b)	NM	(b)	(8)	(a)	NM	(b)	NM	(b)	(13)	(a)	(10)	(a)	(15)		(8)
Total IB trading and credit portfolio VaR	75		58		87		77		51		98		74		51		78		80
Other VaR
Mortgage Production and Servicing VaR	15		10		26		20		6		30		18		19		13		18
Chief Investment Office (“CIO”) VaR	177		143		196		51		43		57		180		46		153	(c)	56
Diversification benefit to total other VaR	(10)	(a)	NM	(b)	NM	(b)	(10)	(a)	NM	(b)	NM	(b)	(15)	(a)	(5)	(a)	(7)		(12)
Total other VaR	182		145		204		61		55		68		183		60		159		62
Diversification benefit to total IB and other VaR	(56)	(a)	NM	(b)	NM	(b)	(44)	(a)	NM	(b)	NM	(b)	(81)	(a)	(29)	(a)	(51)		(51)
Total VaR	$201		$160		$254		$94		$82		$107		$176		$82		$186		$91

(a)
Average portfolio VaR and period-end portfolio VaR were less than the sum of the VaR of the components described above, which is due to portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated.

(b)
Designated as not meaningful (“NM”), because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio-diversification effect.

(c)
Reference is made to Recent developments on pages 10-11 of this Form 10-Q regarding the Firm’s restatement of its 2012 first quarter financial statements. The CIO VaR amount has not been recalculated for the first quarter to reflect the restatement. If it were, however, the Firm believes that the recalculated VaR amount for the six months ended June 30, 2012, would not be materially different from the amount shown in the table above.

VaR Measurement
IB trading VaR includes substantially all market-making and client-driven activities as well as certain risk management activities in IB. This includes the credit spread sensitivities of certain mortgage products and syndicated lending facilities that the Firm intends to distribute. The Firm uses proxies to estimate the VaR for these and other products when daily time series are not available. It is likely that using an actual price-based time series for these products, if available, would affect the VaR results presented. For certain products included in IB trading and credit portfolio VaR, certain risk parameters that do not have daily observable values are not captured, such as correlation risk. The Firm uses alternative methods to capture and measure the impact of parameters not otherwise captured in VaR, including economic-value stress testing, nonstatistical measures and risk identification for large exposures as described further below.
Credit portfolio VaR includes the derivative CVA, hedges of the CVA and the fair value of hedges of the retained loan portfolio, which are reported in principal transactions revenue. Credit portfolio VaR does not include the retained portfolio, which is not reported at fair value.
Other VaR includes certain positions employed as part of the Firm’s risk management function within the CIO and in the Mortgage Production and Servicing business. CIO VaR includes positions, primarily in debt securities and derivatives, which are measured at fair value through earnings, used in connection with CIO’s asset/liability management activities and its management of the Firm’s long-term interest rate, foreign exchange risk and other structural market risks. Mortgage Production and Servicing VaR includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges.
As noted above, IB, Credit portfolio and other VaR does not include the retained Credit portfolio, which is not reported at fair value; however, it does include hedges of those positions. It also does not include DVA on derivative and structured liabilities to reflect the credit quality of the Firm; principal investments, certain foreign exchange positions used for net investment hedging of foreign currency operations, and longer-term securities investments managed by CIO that are classified as available for sale. These positions are managed through the Firm’s nontrading interest rate-sensitive revenue-at-risk and other cash flow-monitoring processes, rather than by using a VaR measure. Principal investing activities (including mezzanine financing, tax-oriented investments, etc.) and private equity positions are managed using stress and scenario analyses and are not included in VaR. See the DVA sensitivity table on page 100 of this Form 10-Q for further details. For a discussion of Corporate/Private Equity, see pages 49–52 of this Form 10-Q.

The Firm’s VaR model calculations are continuously evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques, system capabilities, and other factors. For further information, see the Model review in this section on pages 101-102 of this Form 10-Q.
Second-quarter and year-to-date 2012 VaR results
As presented in the table above, average total IB and other VaR increased for the three and six months ended June 30, 2012, when compared with the respective 2011 periods. These increases were primarily driven by an increase in CIO VaR, market movements, and a decrease in diversification benefit across the Firm.
Average total IB trading and credit portfolio VaR for the three and six months ended June 30, 2012, decreased compared with the respective 2011 periods. These decreases were driven by position changes across all risk types as well as an increase in diversification benefit.
Average CIO VaR for the three and six months ended June 30, 2012, increased from the comparable 2011 periods driven by changes in the synthetic credit portfolio held by CIO and increased market volatility.
CIO VaR at June 30, 2012 was $180 million, predominantly reflecting the synthetic credit portfolio. As noted in Recent developments on pages 10-11 of the Form 10-Q, the Firm has been actively reducing the risk of the synthetic credit portfolio. This reduction in risk did not result in a meaningful reduction in VaR at June 30, 2012 compared to March 31, 2012 because the reduction was partially offset by the effect of the recent market volatility experienced by this portfolio during the quarter.
Average Mortgage Production and Servicing VaR for the three and six months ended June 30, 2012, decreased compared with the respective 2011 periods. These decreases were primarily driven by smaller net open interest rate exposure in the MSR Portfolio during the second quarter of 2012 compared with the second quarter of 2011.
The Firm’s average IB and other VaR diversification benefit was $56 million or 22% of the sum for the three months ended June 30, 2012, compared with $44 million or 32% of the sum for the three months ended June 30, 2011. The Firm’s average IB and other VaR diversification benefit was $51 million or 22% of the sum for the six months ended June 30, 2012, compared with $51 million or 36% of the sum for the six months ended June 30, 2011. In general, over the course of the year, VaR exposure can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR back-testing
The Firm conducts daily back-testing of VaR against its market risk related revenue. For the six months ended June

30, 2012, losses were sustained on 29 days, of which three days exceeded the VaR measure due to the adverse effect of market movements on risk positions in the synthetic credit portfolio held by CIO.
The following histogram illustrates the daily market risk related gains and losses for IB, CIO and Mortgage Production and Servicing positions for the six months ended June 30, 2012. This market risk related revenue is defined as the change in value of: principal transactions revenue for IB and CIO (excludes Private Equity gains/losses and unrealized and realized gains/losses from available for sale securities and other investments held for the longer term); market-based related net interest income for IB, CIO and Mortgage Production and Servicing; IB brokerage commissions, underwriting fees or other revenue; revenue from syndicated lending facilities that the Firm intends to distribute; and mortgage fees and related income for the Firm’s mortgage pipeline and warehouse loans, MSRs, and all related hedges. Daily firmwide market risk related revenue excludes gains and losses from DVA.
The chart shows that the Firm posted market risk related gains on 101 of the 130 days in this period, with three days exceeding $200 million. The IB and Credit Portfolio posted market risk related gains on 128 days in the period.
The inset graph looks at those days on which the Firm experienced losses and depicts the amount by which the VaR exceeded the actual loss on each of those days. The IB and Credit Portfolio experienced two loss days and those loss days did not exceed its respective VaR measure.

Daily IB and Other Market Risk-Related Gains and Losses
(95% Confidence-Level VaR)
Six months ended June 30, 2012
Average daily revenue: $57 million
Number of trading days
35
30
25
20
15
10
5
0
<0
0 > <30
30 > < 60
60 > < 90
90 > < 120
120 > < 160
160 > < 200
> 200
$ in millions
Daily IB and Other VaR less Market Risk-Related Losses
Number of trading days
20
15
10
5
0
<0
0 > < 40
40 > < 80
80 > < 120
120 > < 200
> 120
$ in millions

The histogram for the six months ended June 30, 2012, reflects the year to date losses incurred in the CIO synthetic credit portfolio.
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

Debit valuation adjustment sensitivity
(in millions)	One basis-point increase in JPMorgan Chase’s credit spread
June 30, 2012	$31
December 31, 2011	35
Economic-value stress testing
While VaR reflects the risk of loss due to adverse changes in markets using recent historical market behavior as an indicator of losses, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets using multiple scenarios that assume significant changes in credit spreads, equity prices, interest rates, currency rates or commodity prices. Stress scenarios estimate extreme losses based on assumptions by risk management of potential macroeconomic market stress events, such as an equity market collapse or credit crisis. Scenarios are updated dynamically and may be redefined on an ongoing basis to reflect current market conditions. Along with VaR, stress testing is important in measuring and controlling risk. Stress testing is also employed in cross-business risk management. Stress-test results, trends and explanations based on current market risk positions are reported to the Firm’s senior management and to the lines of business to allow them to better understand event risk-sensitive positions and manage their risks with more transparency.
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
Loss advisories and revenue drawdowns
Loss advisories and revenue drawdowns are tools used to highlight trading losses above certain levels of risk tolerance. Revenue drawdown is defined as the decline in net revenue since the year-to-date peak revenue level.
Risk identification for large exposures
Individuals who manage risk positions are responsible for identifying potential losses that could arise from specific, unusual events, such as a potential change in tax legislation, or a particular combination of unusual market moves. This information allows the Firm to monitor further earnings vulnerability not adequately covered by standard risk measures.

Nontrading interest rate-sensitive revenue-at-risk
(i.e., “earnings-at-risk”)
Interest rate risk represents one of the Firm’s significant market risk exposures. This risk arises not only from trading activities but also from the Firm’s traditional banking activities which include extension of loans and credit facilities, taking deposits and issuing debt (i.e., asset/

liability management positions, accrual loans within IB and CIO, and off-balance sheet positions). ALCO establishes the Firm’s interest rate risk policies and sets risk guidelines. Treasury, working in partnership with the lines of business, calculates the Firm’s interest rate risk profile weekly and reviews it with senior management.
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

The Firm manages this interest rate risk generally through its investment securities portfolio and related derivatives. The Firm evaluates its nontrading interest rate risk exposure through the stress testing of earnings-at-risk, which measures the extent to which changes in interest rates will affect the Firm’s core net interest income (see page 17 of this Form 10-Q for further discussion of core net interest income) and interest rate-sensitive fees (“nontrading interest rate-sensitive revenue”). Earnings-at-risk excludes the impact of trading activities and MSRs as these sensitivities are captured under VaR.
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

JPMorgan Chase’s 12-month pretax earnings sensitivity profiles. (Excludes the impact of trading activities and MSRs)
	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp		-200bp
June 30, 2012	$4,255	$2,406	NM	(a)	NM	(a)
December 31, 2011	4,046	2,326	NM	(a)	NM	(a)

(a)
Downward 100- and 200-basis-point parallel shocks result in a federal funds target rate of zero and negative three- and six-month treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful.

The change in earnings at risk from December 31, 2011, resulted from higher expected deposit balances. The Firm’s risk to rising rates was largely the result of widening deposit margins, which are currently compressed due to very low short-term interest rates, and ALM investment portfolio positioning.
Additionally, another interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month pretax earnings benefit of $625 million. The increase in earnings under this scenario is due to reinvestment of maturing assets at the higher long-term rates, with funding costs remaining unchanged.

Risk monitoring and control
Limits
Market risk is controlled primarily through a series of limits, which reflect the Firm’s risk appetite in the context of the market environment and business strategy. In setting limits, the Firm takes into consideration factors such as the Firm’s overall risk appetite, market volatility, product liquidity, accommodation of client business and management experience. The Firm maintains different levels of limits. Corporate level limits include VaR and stress limits. Similarly, line of business limits include VaR and stress limits and may be supplemented by loss advisories, nonstatistical measurements and profit and loss drawdowns. Limits may also be allocated within the lines of business, as well as the portfolio level.
Limits are established by Market Risk in agreement with the lines of business, and in accordance with the overall risk appetite of the Firm. Limits are reviewed regularly by Market Risk and updated as appropriate, with any changes approved by lines of business management and Market Risk. Senior management, including the Firm’s Chief Executive Officer and Chief Risk Officer, are responsible for reviewing and approving certain of these risk limits on an ongoing basis. All limits that have not been reviewed within specified time periods by Market Risk are escalated to senior management. The lines of business are responsible for adhering to established limits against which exposures are monitored and reported by a group within Market Risk.
Limit breaches are required to be reported by a group within risk management in a timely manner to senior management. Market risk management consults with Firm senior management and lines of business senior management to determine the appropriate course of action required to return to compliance, which may include the reduction in risk in order to remedy the excess. Any limit excesses for three days or longer, or that are over limit by more than 30%, are escalated to senior management and the Firmwide Risk Committee.
Model review
The Firm uses risk management models, including VaR and stress models, for the measurement, monitoring and management of risk positions. Valuation models are employed by the Firm to value certain financial instruments which cannot otherwise be valued using quoted prices. These valuation models may also be employed as inputs to risk management models, for example in VaR and economic stress models. The Firm also makes use of models for a number of other purposes, including the calculation of regulatory capital requirements.
Models are owned by various functions within the Firm based on the specific purposes of such models. For example, VaR models and certain regulatory capital models are owned by the line-of-business aligned risk management functions. Owners of the models are responsible for the development, implementation and testing of models, as well as referral of models to the Model Review Group (within the Model Risk and Development Group) for review and approval. Once models have been approved, the model owners are required to maintain a robust operating environment and to monitor and evaluate the performance of models on an ongoing basis. It is also their responsibility to enhance models in response to changes in the portfolios and for changes in product and market developments, as well as improvements in available modeling techniques and systems capabilities, and to submit such enhancements to the Model Review Group for review.
The Model Review Group reports within the Model Risk and Development Group, which in turn reports to the Chief Risk Officer. The Model Review Group is independent of the model owners and is responsible for reviewing and approving a wide range of models including risk management, valuation and certain regulatory capital models used by the Firm.
Models are tiered by the model owner based on an internal standard according to their complexity, the exposure associated with the model and the Firm’s reliance on the model. This tiering is subject to the approval of the Model Review Group. The model reviews conducted by the Model Review Group consider a number of factors about the model’s suitability for valuation or risk management of a particular product, or other purposes. The factors considered include the assigned model tier, whether the model accurately reflects the characteristics of the instruments and its significant risks, the selection and reliability of model inputs, consistency with models for similar products, the appropriateness of any model related adjustments, and sensitivity to input parameters and assumptions that cannot be observed from the market. When reviewing a model, the Model Review Group analyzes and challenges the model methodology and the reasonableness of model assumptions and may perform or require additional testing, including back-testing of model outcomes. Model reviews are approved by the appropriate level of management within the Model Review Group based on the relevant tier of the model.
Under the Firm’s model risk policy, new significant valuation, risk management and regulatory capital models, as well as major changes to such models, are required to be reviewed and approved by the Model Review Group prior to implementation into the operating environment. In addition, previously approved models are reviewed and re-approved periodically. The Model Review Group performs an annual firmwide model risk assessment where developments in the product or market are considered for each model to determine whether it must be reviewed.
In the event that the Model Review Group does not approve a model, escalation to senior management is required and the model owner is required to remediate the model within a time period as agreed upon with the Model Review Group. The model owner is also required to resubmit the model for review to the Model Review Group and to take appropriate actions to mitigate the model risk in the interim. The actions taken will depend on the model that is disapproved and may include, for example, limitation of trading activity. The Firm also ensures that there are other appropriate risk measurement tools in place to augment the model that is subject to remediation.
In limited circumstances, exceptions to the Firm’s model risk policy may be granted by the Model Review Group to allow a model to be used prior to review or approval. Such exceptions have been applied to a small number of models and where this is the case, compensating controls similar to those above have been put in place.
As part of the Firm’s review of the CIO activities, the Firm has taken several steps to enhance the risk management model-related issues identified, including establishing a new team alongside the Model Review Group to review model usage and soundness of the model operational environment. See Recent developments on pages 10–11 of this Form 10-Q for further information on the Firm’s review of the CIO activities, risk management as well as other steps taken to remediate identified issues.
For a summary of valuations based on models, see Critical Accounting Estimates Used by the Firm on pages 107–108 of this Form 10-Q and Note 3 on pages 184–198 of JPMorgan Chase's 2011 Annual Report.
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
The Firm is exposed to country risk through its wholesale lending, investing, and market-making activities, whether cross-border or locally funded. Country exposure includes activity with both government and private-sector entities in a country. Under the Firm’s internal risk management approach, country exposure is reported based on the country where the majority of the assets of the obligor, counterparty, issuer or guarantor are located or where the majority of its revenue is derived, which may be different than the domicile (legal residence) of the obligor, counterparty, issuer or guarantor. Exposures are generally measured by considering the Firm’s risk to an immediate default of the counterparty or obligor, with zero recovery. Assumptions are sometimes required in determining the measurement and allocation of country exposure, particularly in the case of certain tranched credit derivative products. Different measurement approaches or assumptions would affect the amount of reported country exposure.
The Firm’s internal risk reporting differs from the reporting provided under FFIEC bank regulatory requirements. There are significant reporting differences in reporting methodology, including with respect to the treatment of collateral received and the benefit of credit derivative protection. For further information on the FFIEC’s reporting methodology, see Cross-border outstandings on page 322 of JPMorgan Chase’s 2011 Form 10-K.
The following table presents the Firm’s top 20 country exposures (excluding U.S.). The selection of countries is based solely on the Firm’s largest total exposures by country, based on the Firm’s internal risk management approach, and does not represent its view of any actual or potentially adverse credit conditions.

Top 20 country exposures
	June 30, 2012
(in billions)	Lending(a)	Trading and investing(b)(c)	Other(d)	Total exposure
United Kingdom	$26.1	$46.4	$6.1	$78.6
Germany	31.0	16.0	—	47.0
Netherlands	5.2	27.5	3.0	35.7
France	14.7	20.3	—	35.0
Switzerland	27.9	(1.1)	0.6	27.4
Australia	7.8	17.1	—	24.9
Brazil	6.3	14.0	—	20.3
Canada	10.4	5.9	0.4	16.7
India	7.9	6.6	—	14.5
China	8.1	4.1	0.5	12.7
Korea	6.7	5.5	0.3	12.5
Japan	3.7	5.7	—	9.4
Hong Kong	4.0	3.4	0.6	8.0
Mexico	2.2	3.9	—	6.1
Taiwan	2.7	3.0	—	5.7
Denmark	3.4	2.1	0.1	5.6
Singapore	3.1	1.5	0.8	5.4
Chile	1.5	2.7	0.3	4.5
Russia	2.6	1.3	—	3.9
Malaysia	1.5	1.7	0.4	3.6

(a)
Lending includes loans and accrued interest receivable, net of the allowance for loan losses, deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit.

(b)	Includes market-making inventory, securities held in AFS accounts and hedging.

(c)
Includes single-name and index and tranched credit derivative products for which one or more of the underlying reference entities is in a country listed in the above table. Beginning on March 31, 2012, the Firm’s country risk reporting reflects enhanced measurement of tranched credit derivative products. The methodology used to decompose the tranched credit products into individual countries assumes all the portfolio names in that particular country default at the same time. Changes in this assumption can produce different results.

(d)	Includes capital invested in local entities and physical commodity storage.

Selected European exposure
Several European countries, including Spain, Italy, Ireland, Portugal and Greece, have been subject to continued credit deterioration due to weaknesses in their economic and fiscal situations. The Firm is closely monitoring its exposures in these countries and believes its nominal exposure to these five countries is modest relative to the Firm’s aggregate nominal exposures. The Firm continues to conduct business and support client activity in these countries and, therefore, the Firm’s aggregate net exposures and sector distribution may vary over time. In addition, the net exposures may be affected by changes in market conditions, including the effects of interest rates and credit spreads on market valuations and may return to more recent historical levels.

The following table presents the Firm’s direct exposure to these five countries at June 30, 2012, as measured under the Firm’s internal risk management approach.

June 30, 2012 (in billions)	Lending net of Allowance(a)	AFS securities(b)	Trading(c)(d)	Derivative collateral(e)	Portfolio hedging(f)	Total exposure
Spain
Sovereign	$—	$0.4	$0.1	$—	$(0.1)	$0.4
Non-sovereign	3.4	0.3	2.5	(2.9)	(0.3)	3.0
Total Spain exposure	$3.4	$0.7	$2.6	$(2.9)	$(0.4)	$3.4

Italy
Sovereign	$—	$—	$8.6	$(1.4)	$(4.4)	$2.8
Non-sovereign	2.9	0.1	(1.0)	(1.2)	(0.5)	0.3
Total Italy exposure	$2.9	$0.1	$7.6	$(2.6)	$(4.9)	$3.1

Ireland
Sovereign	$—	$0.3	$0.1	$—	$(0.3)	$0.1
Non-sovereign	0.5	—	1.0	(0.4)	—	1.1
Total Ireland exposure	$0.5	$0.3	$1.1	$(0.4)	$(0.3)	$1.2

Portugal
Sovereign	$—	$—	$0.4	$—	$(0.3)	$0.1
Non-sovereign	0.5	—	(1.3)	(0.4)	(0.1)	(1.3)
Total Portugal exposure	$0.5	$—	$(0.9)	$(0.4)	$(0.4)	$(1.2)

Greece
Sovereign	$—	$—	$0.1	$—	$—	$0.1
Non-sovereign	0.1	—	0.1	(0.6)	—	(0.4)
Total Greece exposure	$0.1	$—	$0.2	$(0.6)	$—	$(0.3)

Total exposure	$7.4	$1.1	$10.6	$(6.9)	$(6.0)	$6.2

(a)
Lending includes loans and accrued interest receivable, deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit. Amounts are presented net of the allowance for credit losses of $136 million (Spain), $67 million (Italy), $2 million (Ireland), $18 million (Portugal), and $24 million (Greece) specifically attributable to these countries. Includes $2.1 billion of unfunded lending exposure at June 30, 2012. These exposures consist typically of committed, but unused corporate credit agreements, with market-based lending terms and covenants.

(b)	Both the notional and the fair value of AFS securities was $1.1 billion at June 30, 2012.

(c)
Primarily includes: $17.4 billion of counterparty exposure on derivative and securities financings, $1.9 billion of issuer exposure on debt and equity securities held in trading, $(9.0) billion of net protection from credit derivatives, including $(7.3) billion related to the CIO synthetic credit portfolio. Securities financings of approximately $11.7 billion were collateralized with approximately $14.0 billion of marketable securities as of June 30, 2012.

(d)	Beginning on March 31, 2012, the Firm’s country risk reporting reflects enhanced measurement of tranched credit derivative products.

(e)	Includes cash and marketable securities pledged to the Firm, of which approximately 98% of the collateral was cash at June 30, 2012.

(f)
Reflects net protection purchased through the Firm’s credit portfolio management activities, which are managed separately from its market-making activities. Predominantly includes single-name CDS and also includes index credit derivatives and short bond positions. It does not include the synthetic credit portfolio held by CIO.

For individual exposures, corporate clients represent approximately 83% of the Firm’s non-sovereign exposure in these five countries, and substantially all of the remaining 17% of the non-sovereign exposure is to the banking sector.
Effect of credit derivatives on selected European exposures
Country exposures in the Selected European table have been reduced through the purchase of credit derivatives on single-name CDS, index, and tranched credit products. All credit derivatives purchased and sold are presented on a net basis in the Selected European exposure table because market-making activities, and to a lesser extent, hedging activities, often result in selling and purchasing protection related to the same underlying reference entity. Single-name CDS and index credit derivatives are measured at the notional amount, net of the fair value of the derivative receivable or payable. Exposures for index credit derivatives are determined by evaluating the relevant country of each of the reference entities underlying the named index, and allocating the applicable amount of the notional and fair value for the index credit derivative to each of those countries. The methodology used to decompose tranched credit products into individual countries assumes all the portfolio names in that particular country default at the same time. Changes in this assumption can produce different results.
Credit Portfolio Management activities are shown in the “Portfolio hedging” column in the table above and primarily represent single-name credit derivatives, as well as a more limited amount of index credit derivatives and short bond positions used to mitigate the credit risk associated with traditional lending activities and derivative counterparty exposure. In its Credit Portfolio Management activities, the Firm generally seeks to purchase credit protection with a maturity date that is the same or similar to the maturity date of the exposures for which the protection was purchased. However, there are instances where the purchased protection has a shorter maturity date than the maturity date of the exposure for which the protection was purchased. These exposures are actively monitored and managed by the Firm. The effectiveness of the Firm’s CDS protection as a hedge of the Firm’s exposures may vary depending upon a number of factors, including the contractual terms of the CDS. For further information about credit derivatives see Credit derivatives on pages 80–81, and Note 5 on pages 136–144 of this Form 10-Q.
The “Trading” column includes approximately $9.0 billion of net purchased protection, including single name, index and tranched credit derivatives that are part of the Firm’s market making activities as well as the synthetic credit portfolio held by CIO. The $9.0 billion of net purchased protection includes the following amounts: $3.1 billion (Spain), $3.3 billion (Italy), $0.2 billion (Ireland), $1.9 billion (Portugal) and $0.5 billion (Greece). These amounts include $7.3 billion of net purchased protection in the synthetic credit portfolio as of June 30, 2012. Based on scheduled maturities and risk reduction actions being taken in the synthetic credit portfolio, the amount of protection provided by the synthetic credit portfolio relative to the five named countries is likely to be substantially reduced over time.
Additional information on single-name credit derivatives
The notional amount of single-name CDS protection sold and purchased related to the five named European countries as of June 30, 2012, was $136.7 billion and $140.3 billion, respectively, prior to consideration of collateral and master netting agreements, and was $13.4 billion and $17.0 billion, respectively, after consideration of master netting agreements for single-name credit derivatives within the selected European countries. Approximately 30% and 50% of the gross notional amount of the single-name CDS sold and purchased relates to Spain and Italy, respectively, with the remaining amounts distributed relatively equally among the remaining named European countries. In each of the five countries, the aggregate gross notional amount of single name protection sold was more than 98% offset by the aggregate gross notional amount of single-name protection purchased on the same reference entities on which the Firm sold protection.

The fair value of single-name CDS protection sold and purchased in the five named European countries as of June 30, 2012, was $16.1 billion and $16.9 billion, respectively, prior to consideration of collateral and master netting agreements, and was $1.9 billion and $2.7 billion, respectively, after consideration of master netting agreements for single-name credit derivatives within the selected European countries.
Counterparty credit risk related to credit derivatives
The Firm’s net presentation reflects the manner in which this exposure is managed, and reflects, in the Firm’s view, the substantial mitigation of counterparty credit and market risk in its credit derivative activities. For example, counterparty credit risk on single-name purchased protection has been substantially mitigated based on the following characteristics, by notional amount, as of June 30, 2012: 99% is purchased under contracts that require posting of cash collateral; 88% is purchased from investment-grade counterparties domiciled outside of the select European countries; and 76% of the protection purchased offsets protection sold on the identical reference entity, with the identical counterparty subject to master netting agreement. Similarly, index credit derivatives are generally executed with investment-grade counterparties domiciled outside of the select European countries and require posting of cash collateral and therefore counterparty credit risk is substantially mitigated.
* * *
During the second quarter of 2012, the economic weaknesses and political uncertainty in Europe deepened, evidenced by increases in certain credit spreads and in Italian and Spanish government bond yields, and in sovereign rating downgrades of Spain. Investor confidence diminished due to the continued uncertainty regarding the unity of the Eurozone and significant fiscal challenges and austerity measures within the selected European countries. The Firm performs multiple stress tests in order to estimate the potential economic loss to its assets and liabilities under a variety of macroeconomic market stress events (See Economic-value stress testing on pages 100–101 of this Form 10-Q). However, stress testing cannot predict the full consequences of a systemic market event, such as what might occur if the situation worsens or a country or countries exits the Eurozone. In addition to disruptions in the capital markets, loss of confidence in the financial services industry, and a slowdown in global economic activity, other potential consequences could include disruptions to foreign exchange, to payment and settlement systems and in the operation of stock exchanges and other clearing systems, as well as other systemic issues. Furthermore, the possible re-denomination of assets and contracts could have a significant impact on exposures in Europe and is not possible to quantify with any certainty. The Firm continues to monitor events in Europe. See, also, Risk Factors on pages 7–17 of JPMorgan Chase’s 2011 Form 10-K.

PRIVATE EQUITY RISK MANAGEMENT
For a discussion of Private Equity Risk Management, see page 166 of JPMorgan Chase’s 2011 Annual Report. At June 30, 2012, and December 31, 2011, the carrying value of the Private Equity portfolio was $7.9 billion and $7.7 billion, respectively, of which $863 million and $805 million, respectively, represented securities with publicly available market quotations.

OPERATIONAL RISK MANAGEMENT
For a discussion of JPMorgan Chase’s Operational Risk Management, see pages 166–167 of JPMorgan Chase’s 2011 Annual Report.

REPUTATION AND FIDUCIARY RISK MANAGEMENT
For a discussion of the Firm’s Reputation and Fiduciary Risk Management, see page 167 of JPMorgan Chase’s 2011 Annual Report.

SUPERVISION AND REGULATION
The following discussion should be read in conjunction with Regulatory developments on pages 11–12 of this Form 10-Q, and the Supervision and Regulation section on pages 1–7 of JPMorgan Chase’s 2011 Form 10-K.

Dividends
At June 30, 2012, JPMorgan Chase’s banking subsidiaries could pay, in the aggregate, $11.5 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

CRITICAL ACCOUNTING ESTIMATES USED BY THE FIRM
JPMorgan Chase’s accounting policies and use of estimates are integral to understanding its reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the appropriate carrying value of assets and liabilities. The Firm has established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well-controlled, independently reviewed and applied consistently from period to period. The methods used and judgments made reflect, among other factors, the nature of the assets or liabilities and the related business and risk management strategies, which may vary across the Firm’s businesses and portfolios. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm believes its estimates for determining the carrying value of its assets and liabilities are appropriate. The following is a brief description of the Firm’s critical accounting estimates involving significant valuation judgments.

Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios, as well as the Firm’s wholesale and consumer lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses inherent in the loan portfolio as of the balance sheet date. Similarly, the allowance for lending-related commitments is established to cover probable credit losses inherent in the lending-related commitments portfolio as of the balance sheet date. For further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Allowance for Credit Losses on pages 155–157 and Note 15 on pages 252–255 of JPMorgan Chase’s 2011 Annual Report; for amounts recorded as of June 30, 2012 and 2011, see Allowance for Credit Losses on pages 93–95 and Note 14 on page 176 of this Form 10-Q.
As noted in the discussion on page 168 of JPMorgan Chase’s 2011 Annual Report, the Firm’s allowance for credit losses is sensitive to numerous factors, depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions could affect the Firm’s estimate of probable credit losses inherent in the portfolio at the balance sheet date. For example, deterioration in the following inputs would have the following effects on the Firm’s modeled loss estimates as of June 30, 2012, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	A one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale loan portfolio could imply an increase in the Firm’s modeled loss estimates of approximately $2.0 billion.

•	A 5% decline in housing prices from current levels could result in an increase in credit loss estimates for PCI loans of approximately $930 million.

•
A 5% decline in housing prices from current levels for the residential real estate portfolio, excluding PCI loans, could result in an increase to modeled annual loss estimates of approximately $300 million.

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
Assets measured at fair value
The following table includes the Firm’s assets measured at fair value and the portion of such assets that are classified within level 3 of the valuation hierarchy. For further information, see Note 3 on pages 119–133 of this
Form 10-Q.

	June 30, 2012
(in billions, except ratio data)	Total assets at fair value	Total level 3 assets
Trading debt and equity instruments	$331.8	$28.8
Derivative receivables – gross	1,745.5	28.0
Netting adjustment	(1,660.0)	—
Derivative receivables – net	85.5	28.0
AFS securities	354.6	26.3
Loans	3.0	2.5
MSRs	7.1	7.1
Private equity investments	7.6	6.7
Other	53.4	4.5
Total assets measured at fair value on a recurring basis	843.0	103.9
Total assets measured at fair value on a nonrecurring basis	2.6	2.3
Total assets measured at fair value	$845.6	$106.2	(a)
Total Firm assets	$2,290.1
Level 3 assets reported at fair value as a percentage of total Firm assets		4.6%
Level 3 assets reported at fair value as a percentage of total Firm assets at fair value		12.6%
(a) Included $52.8 billion of level 3 assets, consisting of recurring and nonrecurring assets carried by IB.
Valuation
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Firm has an established and well-documented process for determining fair value. Fair value is based on quoted market prices, where available. If listed prices or quotes are not available for an instrument or a similar instrument, fair value is generally based on models that consider relevant transaction data such as maturity and use as inputs market-based or independently sourced parameters.
Estimating fair value requires the application of judgment. The type and level of judgment required is largely dependent on the amount of observable market information available to the Firm. For instruments valued using internally developed models that use significant unobservable inputs and are therefore classified within level 3 of the hierarchy, judgments used to estimate fair value are more significant than those required when estimating the fair value of instruments classified within levels 1 and 2.
In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs — including, for example, transaction details, yield curves, interest rates, prepayment rates, default rates, volatilities, correlations, equity or debt prices, valuations of comparable instruments, foreign exchange rates and credit curves. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s credit-worthiness, liquidity considerations, unobservable parameters, and for certain portfolios that meet specified criteria, the size of the net open risk position. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. For further discussion of the valuation of level 3 instruments, including unobservable inputs used, see Note 3 on pages 119–133 of this
Form 10-Q.
Imprecision in estimating unobservable market inputs or other factors can affect the amount of gain or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with those of other market participants, the methods and assumptions used reflect management judgment and may vary across the Firm’s businesses and portfolios.
The Firm uses various methodologies and assumptions in the determination of fair value. The use of different methodologies or assumptions to those used by the Firm could result in a different estimate of fair value at the reporting date. For a detailed discussion of the Firm's valuation process and hierarchy, and determination of fair value for individual financial instruments, see Note 3 on pages 119–133 of this Form 10-Q and Note 3 on pages 184-198 of JPMorgan Chase’s 2011 Annual Report.

Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on page 171 of JPMorgan Chase’s 2011 Annual Report.
During the six months ended June 30, 2012, the Firm updated the discounted cash flow valuations of certain consumer lending businesses in RFS and Card, which continue to have elevated risk for goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of economic, regulatory and legislative changes. The assumptions used in the valuation of these businesses include: (a) estimates of future cash flows for the business (which are dependent on outstanding loan balances, net interest margin, operating expense, credit losses and the amount of capital necessary given the risk of business activities to meet regulatory capital requirements), and (b) the cost of equity used to discount those cash flows to a present value. Each of these factors requires significant judgment and the assumptions used are based on management’s best estimate and most current projections, including the anticipated effects of regulatory and legislative changes, derived from the Firm’s business forecasting process reviewed with senior management. These projections are consistent with the short-term assumptions discussed in the Business outlook on pages 9–10 of this Form 10-Q, and, in the longer term, incorporate a set of macroeconomic assumptions and the Firm’s best estimates of long-term growth and returns of its businesses. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates.
In addition, the Firm evaluated the effect of recent increases in the estimated market cost of equity on the estimated value of its capital markets businesses in IB. For its other businesses, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes) and prior projections of business performance. Based upon the updated valuations and reviews, the Firm concluded that goodwill allocated to all of its reporting units was not impaired at June 30, 2012.
The fair value of the Firm’s consumer lending businesses in RFS and Card each exceeded their carrying values by approximately 15%. Deterioration in economic market conditions, increased estimates of the effects of recent regulatory or legislative changes, or additional regulatory or legislative changes may result in declines in projected business performance beyond management’s current expectations. For example, in RFS, such declines could result from increases in costs to resolve foreclosure-related matters or from deterioration in economic conditions that result in increased credit losses, including decreases in home prices beyond management’s current expectations. In Card, declines in business performance could result from deterioration in economic conditions such as increased unemployment claims or bankruptcy filings that result in increased credit losses or changes in customer behavior that cause decreased account activity or receivable balances.
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
For additional information on goodwill, see Note 16 on pages 184–187 of this Form 10-Q.

Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on pages 171–172 of JPMorgan Chase’s 2011 Annual Report.
Litigation reserves
For a description of the significant estimates and judgments associated with establishing litigation reserves, see Note 23 on pages 196–205 of this Form 10-Q, and Note 31 on pages 290–299 of JPMorgan Chase’s 2011 Annual Report.

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:

•	Local, regional and international business, economic and political conditions and geopolitical events;

•	Changes in laws and regulatory requirements, including as a result of recent financial services legislation;

•	Changes in trade, monetary and fiscal policies and laws;

•	Securities and capital markets behavior, including changes in market liquidity and volatility;

•	Changes in investor sentiment or consumer spending or savings behavior;

•	Ability of the Firm to manage effectively its capital and liquidity, including approval of its capital plans by banking regulators;

•	Changes in credit ratings assigned to the Firm or its subsidiaries;

•	Damage to the Firm’s reputation;

•	Ability of the Firm to deal effectively with an economic slowdown or other economic or market disruption;

•	Technology changes instituted by the Firm, its counterparties or competitors;

•	Mergers and acquisitions, including the Firm’s ability to integrate acquisitions;

•
Ability of the Firm to develop new products and services, and the extent to which products or services previously sold by the Firm (including but not limited to mortgages and asset-backed securities) require the Firm to incur liabilities or absorb losses not contemplated at their initiation or origination;

•	Ability of the Firm to address enhanced regulatory requirements affecting its mortgage business;

•	Acceptance of the Firm’s new and existing products and services by the marketplace and the ability of the Firm to increase market share;

•	Ability of the Firm to attract and retain employees;

•	Ability of the Firm to control expense;

•	Competitive pressures;

•	Changes in the credit quality of the Firm’s customers and counterparties;

•	Adequacy of the Firm’s risk management framework, disclosure controls and procedures and internal control over financial reporting;

•	Adverse judicial or regulatory proceedings;

•	Changes in applicable accounting policies;

•	Ability of the Firm to determine accurate values of certain assets and liabilities;

•
Occurrence of natural or man-made disasters or calamities or conflicts, including any effect of any such disasters, calamities or conflicts on the Firm’s power generation facilities and the Firm’s other commodity-related activities;

•	Ability of the Firm to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;

•
The other risks and uncertainties detailed in Part II, Item 1A: Risk Factors on pages 219–222 of this Form 10-Q; Part II, Item 1A: Risk Factors in the Firm’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012; and Part I, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2012	2011	2012	2011
Revenue
Investment banking fees	$1,257	$1,933	$2,638	$3,726
Principal transactions	(427)	3,140	2,295	7,885
Lending- and deposit-related fees	1,546	1,649	3,063	3,195
Asset management, administration and commissions	3,461	3,703	6,853	7,309
Securities gains(a)	1,014	837	1,550	939
Mortgage fees and related income	2,265	1,103	4,275	616
Credit card income	1,412	1,696	2,728	3,133
Other income	506	882	2,018	1,456
Noninterest revenue	11,034	14,943	25,420	28,259
Interest income	14,099	15,632	28,800	31,079
Interest expense	2,953	3,796	5,988	7,338
Net interest income	11,146	11,836	22,812	23,741
Total net revenue	22,180	26,779	48,232	52,000

Provision for credit losses	214	1,810	940	2,979

Noninterest expense
Compensation expense	7,427	7,569	16,040	15,832
Occupancy expense	1,080	935	2,041	1,913
Technology, communications and equipment expense	1,282	1,217	2,553	2,417
Professional and outside services	1,857	1,866	3,652	3,601
Marketing	642	744	1,322	1,403
Other expense	2,487	4,299	7,319	7,242
Amortization of intangibles	191	212	384	429
Total noninterest expense	14,966	16,842	33,311	32,837
Income before income tax expense	7,000	8,127	13,981	16,184
Income tax expense	2,040	2,696	4,097	5,198
Net income	$4,960	$5,431	$9,884	$10,986
Net income applicable to common stockholders	$4,634	$5,067	$9,210	$10,203
Net income per common share data
Basic earnings per share	$1.22	$1.28	$2.41	$2.57
Diluted earnings per share	1.21	1.27	2.41	2.55

Weighted-average basic shares	3,808.9	3,958.4	3,813.9	3,970.0
Weighted-average diluted shares	3,820.5	3,983.2	3,827.0	3,998.6
Cash dividends declared per common share	$0.30	$0.25	$0.60	$0.50

(a)	The following other-than-temporary impairment losses are included in securities gains for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Debt securities the Firm does not intend to sell that have credit losses
Total other-than-temporary impairment losses	$(103)	$—	$(113)	$(27)
Losses recorded in/(reclassified from) other comprehensive income	84	(13)	87	(16)
Total credit losses recognized in income	(19)	(13)	(26)	(43)
Securities the Firm intends to sell	(37)	—	(37)	—
Total other-than-temporary impairment losses recognized in income	$(56)	$(13)	$(63)	$(43)
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Net income	$4,960	$5,431	$9,884	$10,986
Other comprehensive income/(loss), after-tax
Unrealized gains/(losses) on AFS securities	(325)	1,021	1,249	770
Translation adjustments, net of hedges	(189)	3	(62)	27
Cash flow hedges	73	(132)	38	(211)
Defined benefit pension and OPEB plans	68	34	103	51
Total other comprehensive income/(loss), after-tax	(373)	926	1,328	637
Comprehensive income	$4,587	$6,357	$11,212	$11,623
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$44,866	$59,602
Deposits with banks	130,383	85,279
Federal funds sold and securities purchased under resale agreements (included $32,862 and $24,891 at fair value)	255,188	235,314
Securities borrowed (included $11,518 and $15,308 at fair value)	138,209	142,462
Trading assets (included assets pledged of $101,700 and $89,856)	417,324	443,963
Securities (included $354,585 and $364,781 at fair value and assets pledged of $90,435 and $94,691)	354,595	364,793
Loans (included $3,010 and $2,097 at fair value)	727,571	723,720
Allowance for loan losses	(23,791)	(27,609)
Loans, net of allowance for loan losses	703,780	696,111
Accrued interest and accounts receivable	67,939	61,478
Premises and equipment	14,206	14,041
Goodwill	48,131	48,188
Mortgage servicing rights	7,118	7,223
Other intangible assets	2,813	3,207
Other assets (included $16,550 and $16,499 at fair value and assets pledged of $1,166 and $1,316)	105,594	104,131
Total assets(a)	$2,290,146	$2,265,792
Liabilities
Deposits (included $5,310 and $4,933 at fair value)	$1,115,886	$1,127,806
Federal funds purchased and securities loaned or sold under repurchase agreements (included $15,523 and $9,517 at fair value)	261,657	213,532
Commercial paper	50,563	51,631
Other borrowed funds (included $10,761 and $9,576 at fair value)	21,689	21,908
Trading liabilities	147,061	141,695
Accounts payable and other liabilities (included $42 and $51 at fair value)	207,126	202,895
Beneficial interests issued by consolidated variable interest entities (included $988 and $1,250 at fair value)	55,053	65,977
Long-term debt (included $31,657 and $34,720 at fair value)	239,539	256,775
Total liabilities(a)	2,098,574	2,082,219
Commitments and contingencies (see Notes 21 and 23 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares: issued 780,000 shares)	7,800	7,800
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Capital surplus	94,201	95,602
Retained earnings	95,518	88,315
Accumulated other comprehensive income/(loss)	2,272	944
Shares held in RSU Trust, at cost (849,580 and 852,906 shares)	(38)	(38)
Treasury stock, at cost (308,096,400 and 332,243,180 shares)	(12,286)	(13,155)
Total stockholders’ equity	191,572	183,573
Total liabilities and stockholders’ equity	$2,290,146	$2,265,792

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at June 30, 2012, and December 31, 2011. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

(in millions)	June 30, 2012	December 31, 2011
Assets
Trading assets	$12,774	$12,079
Loans	80,478	86,754
All other assets	2,367	2,638
Total assets	$95,619	$101,471
Liabilities
Beneficial interests issued by consolidated variable interest entities	$55,053	$65,977
All other liabilities	1,442	1,487
Total liabilities	$56,495	$67,464
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At both June 30, 2012, and December 31, 2011, the Firm provided limited program-wide credit enhancement of $3.1 billion related to its Firm-administered multi-seller conduits, which are eliminated in consolidation. For further discussion, see Note 15 on pages 177–184 of this Form 10-Q.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Six months ended June 30,
(in millions, except per share data)	2012	2011
Preferred stock
Balance at January 1 and June 30	$7,800	$7,800
Common stock
Balance at January 1 and June 30	4,105	4,105
Capital surplus
Balance at January 1	95,602	97,415
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(1,163)	(2,351)
Other	(238)	(3)
Balance at June 30	94,201	95,061
Retained earnings
Balance at January 1	88,315	73,998
Net income	9,884	10,986
Dividends declared:
Preferred stock	(315)	(315)
Common stock ($0.60 and $0.50 per share)	(2,366)	(2,057)
Balance at June 30	95,518	82,612
Accumulated other comprehensive income
Balance at January 1	944	1,001
Other comprehensive income	1,328	637
Balance at June 30	2,272	1,638
Shares held in RSU Trust, at cost
Balance at January 1 and June 30	(38)	(53)
Treasury stock, at cost
Balance at January 1	(13,155)	(8,160)
Purchase of treasury stock	(1,415)	(3,575)
Reissuance from treasury stock	2,284	3,451
Balance at June 30	(12,286)	(8,284)
Total stockholders’ equity	$191,572	$182,879
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Six months ended June 30,
(in millions)	2012	2011
Operating activities
Net income	$9,884	$10,986
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	940	2,979
Depreciation and amortization	2,065	2,123
Amortization of intangibles	384	429
Deferred tax benefit	1,470	679
Investment securities gains	(1,550)	(939)
Stock-based compensation	1,441	1,557
Originations and purchases of loans held-for-sale	(14,867)	(41,637)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	17,026	42,444
Net change in:
Trading assets	28,987	34,934
Securities borrowed	4,267	2,095
Accrued interest and accounts receivable	(5,972)	(10,151)
Other assets	(3,412)	1,172
Trading liabilities	8,662	(7,627)
Accounts payable and other liabilities	2,768	12,993
Other operating adjustments	(5,844)	6,688
Net cash provided by operating activities	46,249	58,725
Investing activities
Net change in:
Deposits with banks	(45,149)	(148,193)
Federal funds sold and securities purchased under resale agreements	(19,701)	9,195
Held-to-maturity securities:
Proceeds	2	3
Available-for-sale securities:
Proceeds from maturities	63,411	39,902
Proceeds from sales	55,389	42,994
Purchases	(105,166)	(83,322)
Proceeds from sales and securitizations of loans held-for-investment	3,696	7,755
Other changes in loans, net	(17,192)	(14,133)
Net cash received/(used) in business acquisitions or dispositions	90	(14)
All other investing activities, net	(1,342)	6
Net cash used in investing activities	(65,962)	(145,807)
Financing activities
Net change in:
Deposits	(11,165)	110,896
Federal funds purchased and securities loaned or sold under repurchase agreements	48,098	(22,499)
Commercial paper and other borrowed funds	(1,088)	12,669
Beneficial interests issued by consolidated variable interest entities	(5,698)	(566)
Proceeds from long-term borrowings and trust preferred capital debt securities	27,242	36,855
Payments of long-term borrowings and trust preferred capital debt securities	(48,222)	(42,132)
Excess tax benefits related to stock-based compensation	283	776
Treasury stock and warrants repurchased	(1,653)	(3,575)
Dividends paid	(2,493)	(1,565)
All other financing activities, net	(437)	(1,534)
Net cash provided by financing activities	4,867	89,325
Effect of exchange rate changes on cash and due from banks	110	656
Net (decrease)/increase in cash and due from banks	(14,736)	2,899
Cash and due from banks at the beginning of the period	59,602	27,567
Cash and due from banks at the end of the period	$44,866	$30,466
Cash interest paid	$5,805	$7,544
Cash income taxes paid, net	844	4,753
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 212–218 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small business, commercial banking, financial transaction processing, asset management and private equity. For a discussion of the Firm’s business segments, see Note 24 on pages 206–208 of this Form
10-Q.
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
Restatement of first quarter 2012 previously-filed interim financial statements
The Firm restated its previously-filed interim financial statements for the quarterly period ended March 31, 2012. The restatement related to valuations of certain positions in the synthetic credit portfolio held by the Firm’s Chief Investment Office (“CIO”) and reduced the Firm’s reported net income by $459 million for the three months ended March 31, 2012. The restatement had no impact on any of the Firm’s Consolidated Financial Statements as of June 30, 2012, and December 31, 2011, or for the three and six months ended June 30, 2012 and 2011. In addition, the restatement had no impact on the Firm’s basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011.

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
For additional information on repurchases see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 222–223 of this Form 10-Q.
Global settlement on servicing and origination of mortgages
On February 9, 2012, the Firm announced that it had agreed to a settlement in principle (the “global settlement”) with a number of federal and state government agencies, including the U.S. Department of Justice (“DOJ”), the U.S. Department of Housing and Urban Development, the Consumer Financial Protection Bureau and the State Attorneys General, relating to the servicing and origination of mortgages. The global settlement, which became effective on April 5, 2012, calls for the Firm to, among other things: (i) make cash payments of approximately $1.1 billion, a portion of which will be set aside for payments to borrowers (“Cash Settlement Payment”); (ii) provide approximately $500 million of refinancing relief to certain “underwater” borrowers whose loans are owned and serviced by the Firm (“Refi Program”); and (iii) provide approximately $3.7 billion of additional relief for certain borrowers, including reductions of principal on first and second liens, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners (“Consumer Relief Program”). In addition, the global settlement requires the Firm to adhere to certain enhanced mortgage servicing standards. The Cash Settlement Payment was made on April 13, 2012.
As the Firm performs refinancings under the Refi Program and provides relief to borrowers under the Consumer Relief Program, the Firm will receive credits that will reduce its remaining obligation under each of these programs. If the Firm does not meet certain targets set forth in the global settlement agreement for providing either refinancings under the Refi Program or other borrower relief under the

Consumer Relief Program within certain prescribed time periods, the Firm must instead make additional cash payments. In general, 75% of the targets must be met within two years of the date of the global settlement and 100% must be achieved within three years of that date. The Firm expects to file its first quarterly report concerning its compliance with the global settlement with the Office of Mortgage Settlement Oversight in November 2012. The report will include information regarding refinancings completed under the Refi Program and relief provided to borrowers under the Consumer Relief Program, as well as credits earned by the Firm under the global settlement as a result of performing such actions.
The global settlement releases the Firm from certain further claims by participating government entities related to servicing activities, including foreclosures and loss mitigation activities; certain origination activities; and certain bankruptcy-related activities. Not included in the global settlement are any claims arising out of securitization activities, including representations made to investors respecting mortgage-backed securities; criminal claims; and repurchase demands from the GSEs, among other items.
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
While the Firm expects to incur additional operating costs to comply with portions of the global settlement, including the enhanced servicing standards, the Firm’s 2011 results of operations have reflected the estimated costs of the global settlement. Accordingly, the financial impact of the global settlement on the Firm’s financial condition and results of operations for the six months ended June 30, 2012, was not material. For further information on this global settlement, see Loans in Note 13 on pages 153–175 and Mortgage Foreclosure Investigations and Litigation in Note 23 on page 203 of this Form 10-Q.

Washington Mutual, Inc. bankruptcy plan confirmation
On February 17, 2012, a bankruptcy court confirmed the joint plan containing the global settlement agreement resolving numerous disputes among Washington Mutual, Inc. (“WMI”), JPMorgan Chase and the Federal Deposit Insurance Corporation (“FDIC”) as well as significant creditor groups (the “WaMu Global Settlement”). The WaMu Global Settlement was finalized on March 19, 2012, pursuant to the execution of a definitive agreement and court approval, and the Firm recognized additional assets, including certain pension-related assets, as well as tax refunds, resulting in a pretax gain of $1.1 billion for the three months ended March 31, 2012. For additional information related to the WaMu Global Settlement, see Washington Mutual Litigations in Note 23 on page 205 of this Form 10-Q.
Subsequent events
Interchange litigation settlement
In July 2012, the Firm signed a memorandum of understanding to enter into a settlement agreement to resolve the claims of a group of U.S. merchant and retail associations regarding credit card interchange rules and fees. The settlement agreement provides, among other things, that a cash payment of $6.05 billion will be made to the plaintiffs, of which the Firm’s share is approximately 20%. The plaintiffs will also receive an amount equal to ten basis points of interchange for a period of eight months. The eight month period will begin after the court preliminarily approves the settlement agreement. The settlement agreement also provides for modifications to the credit card networks’ (e.g., Visa and MasterCard) rules, including those that prohibit surcharging credit transactions. The settlement agreement is subject to court approval. The Firm expects that the financial impact of the proposed settlement on the Firm’s financial condition and results of operations for the third quarter of 2012 and future periods will not be material. For additional information on this settlement agreement, see Interchange Litigation in Note 23 on page 199 of this Form 10-Q.
Business segment changes
On July 27, 2012, the Firm announced that it will be reorganizing its business segments to reflect the manner in which the segments will be managed. As a result, Retail Financial Services (“RFS”) and Card Services & Auto (“Card”) businesses will be combined to form the Consumer & Community Banking segment. The Investment Bank (“IB”) and Treasury & Securities Services (“TSS”) businesses will be combined to form the Corporate & Investment Bank segment. Asset Management (“AM”) and Commercial Banking (“CB”) will remain unchanged. In addition, Corporate/Private Equity will not be affected.

Note 3 – Fair value measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Valuation process
The Firm has an established and well-documented process for determining fair values.
Risk-taking functions are responsible for providing fair value estimates for assets and liabilities carried on the Consolidated Balance Sheet at fair value. A valuation control function, which is independent of the risk-taking function, verifies the fair value estimates leveraging independently derived prices, valuation inputs and other market data, where available.
Where independent prices or inputs are not available, additional review is performed by the valuation control function to ensure the reasonableness of information that cannot be verified to external independent data, and may include: evaluating the limited market activity including client unwinds; benchmarking of valuations inputs to those for similar instruments; decomposition of the valuation of structured instruments into individual components; comparing expected to actual cash flows; review of detailed profit and loss components, which are analyzed over time; review of trends in collateral valuation; and additional levels of management review for larger, more complex holdings.
The valuation control function is also responsible for determining any valuation adjustments that may be required, based on market conditions and other specific facts and circumstances, to ensure that the Firm’s positions are recorded at fair value. Judgment is required to assess the need for valuation adjustments to appropriately reflect counterparty credit quality; the Firm’s creditworthiness; liquidity considerations; unobservable parameters; and, for certain portfolios that meet specified criteria, the size of the net open risk position. The determination of such adjustments follows a consistent framework across the Firm.
Valuation model review and approval
If prices or quotes are not available for an instrument or a similar instrument, fair value is generally determined using valuation models that consider relevant transaction data such as maturity and use as inputs market-based or independently sourced parameters. Where this is the case the price verification process described above is applied to the inputs to those models.

The Firm’s Model Review Group within the Firm’s Model Risk and Development Group, which in turn reports to the Chief Risk Officer, is responsible for reviewing and approving valuation models used by the Firm. Model reviews consider a number of factors about the model’s suitability for valuation of a particular product including whether it accurately reflects the significant risk characteristics of a particular product; the selection and reliability of model inputs; consistency with models for similar products; the appropriateness of any model-related adjustments; and sensitivity to input parameters and assumptions that cannot be observed from the market. In addition, the model reviews consider the reasonableness of model methodology and assumptions, and additional testing is conducted, including back-testing of model outcomes.
All new significant valuation models, as well as major changes to existing models, are reviewed and approved prior to implementation except where specified conditions are met. Previously approved models are reviewed and re-approved periodically.
For a further discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 3 on pages 184-198 of JPMorgan Chase’s 2011 Annual Report.

The following table presents the asset and liabilities reported at fair value as of June 30, 2012, and December 31, 2011, by major product category and fair value hierarchy.
Assets and liabilities measured at fair value on a recurring basis

	Fair value hierarchy
June 30, 2012 (in millions)	Level 1(h)	Level 2(h)		Level 3(h)		Netting adjustments	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$32,862		$—		$—	$32,862
Securities borrowed	—	11,518		—		—	11,518
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	28,330	7,089		70		—	35,489
Residential – nonagency	—	2,468		671		—	3,139
Commercial – nonagency	—	884		1,357		—	2,241
Total mortgage-backed securities	28,330	10,441		2,098		—	40,869
U.S. Treasury and government agencies(a)	18,465	9,462		—		—	27,927
Obligations of U.S. states and municipalities	—	15,454		1,459		—	16,913
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,741		—		—	3,741
Non-U.S. government debt securities	22,144	34,042		70		—	56,256
Corporate debt securities	—	29,312		5,234		—	34,546
Loans(b)	—	23,941		10,915		—	34,856
Asset-backed securities	—	4,195		6,809		—	11,004
Total debt instruments	68,939	130,588		26,585		—	226,112
Equity securities	80,492	3,238		1,236		—	84,966
Physical commodities(c)	13,189	4,169		—		—	17,358
Other	—	2,390		955		—	3,345
Total debt and equity instruments(d)	162,620	140,385		28,776		—	331,781
Derivative receivables:
Interest rate	758	1,369,030		6,816		(1,331,123)	45,481
Credit	—	125,372		10,886		(131,790)	4,468
Foreign exchange	2,392	127,174		3,980		(120,564)	12,982
Equity	—	45,239		4,135		(41,271)	8,103
Commodity	386	47,160		2,186		(35,223)	14,509
Total derivative receivables(e)	3,536	1,713,975		28,003		(1,659,971)	85,543
Total trading assets	166,156	1,854,360		56,779		(1,659,971)	417,324
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	86,375	9,580		—		—	95,955
Residential – nonagency	—	72,482		266		—	72,748
Commercial – nonagency	—	11,023		169		—	11,192
Total mortgage-backed securities	86,375	93,085		435		—	179,895
U.S. Treasury and government agencies(a)	8,143	3,600		—		—	11,743
Obligations of U.S. states and municipalities	36	20,317		187		—	20,540
Certificates of deposit	—	2,993		—		—	2,993
Non-U.S. government debt securities	33,841	19,762		—		—	53,603
Corporate debt securities	—	45,615		—		—	45,615
Asset-backed securities:
Collateralized loan obligations	—	—		25,553		—	25,553
Other	—	11,894		139		—	12,033
Equity securities	2,572	38		—		—	2,610
Total available-for-sale securities	130,967	197,304		26,314		—	354,585
Loans	—	490		2,520		—	3,010
Mortgage servicing rights	—	—		7,118		—	7,118
Other assets:
Private equity investments(f)	398	472		6,702		—	7,572
All other	4,312	218		4,448		—	8,978
Total other assets	4,710	690		11,150		—	16,550
Total assets measured at fair value on a recurring basis	$301,833	$2,097,224	(g)	$103,881	(g)	$(1,659,971)	$842,967
Deposits	$—	$3,434		$1,876		$—	$5,310
Federal funds purchased and securities loaned or sold under repurchase agreements	—	15,523		—		—	15,523
Other borrowed funds	—	9,654		1,107		—	10,761
Trading liabilities:
Debt and equity instruments(d)	54,598	15,854		360		—	70,812
Derivative payables:
Interest rate	891	1,329,012		3,124		(1,303,453)	29,574
Credit	—	128,867		6,438		(130,355)	4,950
Foreign exchange	1,953	137,826		5,468		(128,020)	17,227
Equity	—	40,634		6,118		(37,150)	9,602
Commodity	336	50,098		2,169		(37,707)	14,896
Total derivative payables(e)	3,180	1,686,437		23,317		(1,636,685)	76,249
Total trading liabilities	57,778	1,702,291		23,677		(1,636,685)	147,061
Accounts payable and other liabilities	—	—		42		—	42
Beneficial interests issued by consolidated VIEs	—	243		745		—	988
Long-term debt	—	22,801		8,856		—	31,657
Total liabilities measured at fair value on a recurring basis	$57,778	$1,753,946		$36,303		$(1,636,685)	$211,342

	Fair value hierarchy
December 31, 2011 (in millions)	Level 1(h)	Level 2(h)		Level 3(h)		Netting adjustments	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$24,891		$—		$—	$24,891
Securities borrowed	—	15,308		—		—	15,308
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	27,082	7,801		86		—	34,969
Residential – nonagency	—	2,956		796		—	3,752
Commercial – nonagency	—	870		1,758		—	2,628
Total mortgage-backed securities	27,082	11,627		2,640		—	41,349
U.S. Treasury and government agencies(a)	11,508	8,391		—		—	19,899
Obligations of U.S. states and municipalities	—	15,117		1,619		—	16,736
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,615		—		—	2,615
Non-U.S. government debt securities	18,618	40,080		104		—	58,802
Corporate debt securities	—	33,938		6,373		—	40,311
Loans(b)	—	21,589		12,209		—	33,798
Asset-backed securities	—	2,406		7,965		—	10,371
Total debt instruments	57,208	135,763		30,910		—	223,881
Equity securities	93,799	3,502		1,177		—	98,478
Physical commodities(c)	21,066	4,898		—		—	25,964
Other	—	2,283		880		—	3,163
Total debt and equity instruments(d)	172,073	146,446		32,967		—	351,486
Derivative receivables:
Interest rate	1,324	1,433,469		6,728		(1,395,152)	46,369
Credit	—	152,569		17,081		(162,966)	6,684
Foreign exchange	833	162,689		4,641		(150,273)	17,890
Equity	—	43,604		4,132		(40,943)	6,793
Commodity	4,561	50,409		2,459		(42,688)	14,741
Total derivative receivables(e)	6,718	1,842,740		35,041		(1,792,022)	92,477
Total trading assets	178,791	1,989,186		68,008		(1,792,022)	443,963
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	92,426	14,681		—		—	107,107
Residential – nonagency	—	67,554		3		—	67,557
Commercial – nonagency	—	10,962		267		—	11,229
Total mortgage-backed securities	92,426	93,197		270		—	185,893
U.S. Treasury and government agencies(a)	3,837	4,514		—		—	8,351
Obligations of U.S. states and municipalities	36	16,246		258		—	16,540
Certificates of deposit	—	3,017		—		—	3,017
Non-U.S. government debt securities	25,381	19,884		—		—	45,265
Corporate debt securities	—	62,176		—		—	62,176
Asset-backed securities:
Collateralized loan obligations	—	116		24,745		—	24,861
Other	—	15,760		213		—	15,973
Equity securities	2,667	38		—		—	2,705
Total available-for-sale securities	124,347	214,948		25,486		—	364,781
Loans	—	450		1,647		—	2,097
Mortgage servicing rights	—	—		7,223		—	7,223
Other assets:
Private equity investments(f)	99	706		6,751		—	7,556
All other	4,336	233		4,374		—	8,943
Total other assets	4,435	939		11,125		—	16,499
Total assets measured at fair value on a recurring basis	$307,573	$2,245,722	(g)	$113,489	(g)	$(1,792,022)	$874,762
Deposits	$—	$3,515		$1,418		$—	$4,933
Federal funds purchased and securities loaned or sold under repurchase agreements	—	9,517		—		—	9,517
Other borrowed funds	—	8,069		1,507		—	9,576
Trading liabilities:
Debt and equity instruments(d)	50,830	15,677		211		—	66,718
Derivative payables:
Interest rate	1,537	1,395,113		3,167		(1,371,807)	28,010
Credit	—	155,772		9,349		(159,511)	5,610
Foreign exchange	846	159,258		5,904		(148,573)	17,435
Equity	—	39,129		7,237		(36,711)	9,655
Commodity	3,114	53,684		3,146		(45,677)	14,267
Total derivative payables(e)	5,497	1,802,956		28,803		(1,762,279)	74,977
Total trading liabilities	56,327	1,818,633		29,014		(1,762,279)	141,695
Accounts payable and other liabilities	—	—		51		—	51
Beneficial interests issued by consolidated VIEs	—	459		791		—	1,250
Long-term debt	—	24,410		10,310		—	34,720
Total liabilities measured at fair value on a recurring basis	$56,327	$1,864,603		$43,091		$(1,762,279)	$201,742

(a)	At June 30, 2012, and December 31, 2011, included total U.S. government-sponsored enterprise obligations of $115.1 billion and $122.4 billion respectively, which were predominantly mortgage-related.

(b)
At June 30, 2012, and December 31, 2011, included within trading loans were $21.8 billion and $20.1 billion, respectively, of residential first-lien mortgages, and $2.0 billion and $2.0 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $12.7 billion and $11.0 billion, respectively, and reverse mortgages of $3.9 billion and $4.0 billion, respectively.

(c)
Physical commodities inventories are generally accounted for at the lower of cost or market. “Market” is a term defined in U.S. GAAP as not exceeding fair value less costs to sell (“transaction costs”). Transaction costs for the Firm’s physical commodities inventories are either not applicable or immaterial to the value of the inventory. Therefore, market approximates fair value for the Firm’s physical commodities inventories. When fair value hedging has been applied (or when market is below cost), the carrying value of physical commodities approximates fair value, because under fair value hedge accounting, the cost basis is adjusted for changes in fair value. For a further discussion of the Firm’s hedge accounting relationships, see Note 5 on pages 136–144 of this Form 10-Q. To provide consistent fair value disclosure information, all physical commodities inventories have been included in each period presented.

(d)
Balances reflect the reduction of securities owned (long positions) by the amount of securities sold but not yet purchased (short positions) when the long and short positions have identical Committee on Uniform Security Identification Procedures numbers (“CUSIPs”).

(e)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivables and payables balances would be $8.4 billion and $11.7 billion at June 30, 2012, and December 31, 2011, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(f)
Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost basis of the private equity investment portfolio totaled $8.2 billion and $9.5 billion at June 30, 2012, and December 31, 2011, respectively.

(g)
Includes investments in hedge funds, private equity funds, real estate and other funds that do not have readily determinable fair values. The Firm uses net asset value per share when measuring the fair value of these investments. At June 30, 2012, and December 31, 2011, the fair values of these investments were $5.3 billion and $5.5 billion, respectively, of which $1.3 billion and $1.2 billion, respectively were classified in level 2, and $4.0 billion and $4.3 billion, respectively, in level 3.

(h)
For the three and six months ended June 30, 2012 and 2011, there were no significant transfers between levels 1 and 2 and from level 2 into level 3. For the six months ended June 30, 2012, transfers from level 3 into level 2 included $1.2 billion of derivative payables based on increased observability of certain structured equity derivatives and $1.3 billion of long-term debt due to a decrease in valuation uncertainty of certain equity structured notes. There were no significant transfers from level 3 into level 2 during the three months ended June 30, 2012. For the three and six months ended June 30, 2011, transfers from level 3 into level 2 were not significant. All transfers are assumed to occur at the beginning of the reporting period.

Level 3 valuations
The Firm has established and well-documented processes for determining fair value, including for instruments where fair value is estimated using significant unobservable inputs (level 3). For further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments, see Note 3 on pages 184-198 of JPMorgan Chase’s 2011 Annual Report.
Estimating fair value requires the application of judgment. The type and level of judgment required is largely dependent on the amount of observable market information available to the Firm. For instruments valued using internally developed models that use significant unobservable inputs and are therefore classified within level 3 of the fair value hierarchy, judgments used to estimate fair value are more significant than those required when estimating the fair value of instruments classified within levels 1 and 2.
In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs — including, but not limited to, transaction details, yield curves, interest rates, prepayment rates, default rates, volatilities, correlations, equity or debt prices, valuations of comparable instruments, foreign exchange rates and credit curves. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s credit worthiness, constraints on liquidity and unobservable parameters, where relevant. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole.
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
For more information on valuation inputs and control, see Note 3 on pages 184-198 of JPMorgan Chase’s 2011 Annual Report.

Level 3 inputs(a)
June 30, 2012 (in millions, except for ratios and basis points)
Product/Instrument	Fair value	Principal valuation technique	Unobservable inputs	Range of input values
Residential mortgage-backed securities and loans	$9,625	Discounted cash flows	Yield	5%	-	20%
			Prepayment speed	0%	-	25%
			Conditional default rate	0%	-	75%
			Loss severity	0%	-	75%
Commercial mortgage-backed securities and loans(b)	2,092	Discounted cash flows	Yield	5%	-	35%
			Prepayment speed	0%	-	5%
			Conditional default rate	0%	-	50%
			Loss severity	0%	-	40%
Corporate debt securities, obligations of U.S. states and municipalities, and other(c)	19,507	Discounted cash flows	Credit spread	130 bps	-	250 bps
			Yield	1%	-	30%
		Market comparables	Price	20	-	115
Net interest rate derivatives	3,692	Option pricing	Interest rate correlation	(75)%	-	100%
			Interest rate spread volatility	0%	-	60%
Net credit derivatives(b)	4,448	Discounted cash flows	Credit correlation	20%	-	90%
Net foreign exchange derivatives	(1,488)	Option pricing	Foreign exchange correlation	(75)%	-	40%
Net equity derivatives	(1,983)	Option pricing	Equity volatility	10%	-	60%
Net commodity derivatives	17	Option pricing	Commodity volatility	30%	-	50%
Collateralized loan obligations(d)	30,834	Discounted cash flows	Default correlation	99%
			Credit spread	140 bps	-	1000 bps
			Prepayment speed	20%
			Conditional default rate	2%	-	75%
			Loss severity	40%	-	100%
Mortgage servicing rights (“MSRs”)	7,118	Discounted cash flows	Refer to Note 16 on pages 184–187 of this Form 10-Q.
Private equity direct investments	4,797	Market comparables	EBITDA multiple	2.7x	-	23.3x
			Liquidity adjustment	0%	-	40%
Private equity fund investments	1,905	Net asset value	Net asset value(f)
Long-term debt, other borrowed funds, and deposits(e)	11,839	Option pricing	Interest rate correlation	(75)%	-	100%
			Foreign exchange correlation	(75)%	-	40%
			Equity correlation	(40)%	-	85%
		Discounted cash flows	Credit correlation	20%	-	80%

(a)	The categories presented in the table have been aggregated based upon product type which may differ from their classification on the Consolidated Balance Sheet.

(b)
The unobservable inputs and associated input ranges for approximately $1.5 billion in credit derivative receivables and $1.4 billion in credit derivative payables with underlying mortgage risk have been included in the inputs and ranges provided for commercial mortgage-backed securities and loans.

(c)
Approximately 18% of instruments in this category include price as an unobservable input. This balance includes certain securities and illiquid trading loans, which are generally valued using comparable prices for similar instruments.

(d)
Collateralized loan obligations (“CLOs”) are securities backed by corporate loans. At June 30, 2012, $25.6 billion of CLOs were held in the AFS securities portfolio and $5.2 billion were included in asset-backed securities held in the trading portfolio. Substantially all of the securities are rated “AAA”, “AA” and “A”. For a further discussion of CLOs held in the AFS securities portfolio, see Note 11 on pages 148–152 of this Form 10-Q.

(e)
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

(f)	The range has not been disclosed due to the wide range of possible values given the diverse nature of the underlying investments.

Changes in unobservable inputs
The following provides a description of the impact on a fair value measurement of a change in an unobservable input, and the interrelationship between unobservable inputs, where relevant and significant. The impact of changes in inputs may not be independent, therefore the descriptions provided below indicate the impact of a change in an input in isolation. Where relationships exist between two unobservable inputs, those relationships are discussed below. Relationships may also exist between observable and unobservable inputs (for example, as observable interest rates rise, unobservable prepayment rates decline). Such relationships have not been included in the discussion below. In addition, for each of the individual relationships described below, the inverse relationship would also generally apply.

Discount rates and spreads
Yield – The yield of an asset is the interest rate used to discount future cash flows in a discounted cash flow calculation. An increase in the yield, in isolation, would result in a decrease in a fair value measurement.
Credit spread – The credit spread is the amount of additional annualized return over the market interest rate that a market participant would demand for taking exposure to the credit risk of an instrument. The credit spread for an instrument forms part of the discount rate used in a discounted cash flow calculation. Generally an increase in the credit spread would result in a decrease in a fair value measurement.
Performance rates of underlying collateral in collateralized obligations (e.g. MBS, CLOs, etc.)
Prepayment speed – The prepayment speed is a measure of the voluntary unscheduled principal repayments of a prepayable obligation in a collateralized pool. Prepayment speeds generally decline as borrower delinquencies rise. An increase in prepayment speeds, in isolation, would result in a decrease in a fair value measurement of assets valued at a premium to par and an increase in a fair value measurement of assets valued at a discount to par.
Conditional default rate – The conditional default rate is a measure of the reduction in the outstanding collateral balance underlying a collateralized obligation as a result of defaults. While there is typically no direct relationship between conditional default rates and prepayment speeds, collateralized obligations for which the underlying collateral have high prepayment speeds will tend to have lower conditional default rates. An increase in conditional default rates would generally be accompanied by an increase in loss severity and an increase in credit spreads. An increase in the conditional default rate, in isolation, would result in a decrease in a fair value measurement.
Loss severity – The loss severity (the inverse of which is termed the recovery rate) is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance. An increase in loss severity is generally accompanied by an increase in conditional default rates. An increase in the loss severity, in isolation, would result in a decrease in a fair value measurement.
Correlation
Correlation is a measure of the relationship between the movements of two variables (e.g., how the change of one variable influences change in the other). Correlation is a pricing input for a derivative product where the payoff is driven by one or more underlying risks. Correlation inputs are related to the type of derivative (e.g., interest rate, credit, equity and foreign exchange) due to the nature of the underlying risks. When parameters are positively correlated, an increase for one will result in an increase for the other. When parameters are negatively correlated, an increase for one will result in a decrease for the other. An increase in correlation can result in an increase or a decrease in a fair value measurement. Given a short correlation position, an increase in correlation, in isolation, would generally result in a decrease in a fair value measurement.
Default correlation – Default correlation measures whether the loans that collateralize an issued CLO are more likely to default together or separately. An increase in default correlation would result in a decrease in a fair value measurement of a senior tranche in the capital structure of a collateralized obligation.
Volatility
Volatility is a measure of the variability in possible returns for an instrument, parameter or market index given how much the particular instrument, parameter or index changes in value over time. Volatility is a pricing input for options, including equity options, commodity options, and interest rate spread options. Generally, the higher the volatility of the underlying, the riskier the instrument. Given a long position in an option, an increase in volatility, in isolation, would generally result in an increase in a fair value measurement.
EBITDA multiple
EBITDA multiples refer to the input (often derived from the value of a comparable company) that is multiplied by the historic and/or expected earnings before interest, tax, depreciation and amortization (“EBITDA”) of a company in order to estimate the company’s value. An increase in the EBITDA multiple, in isolation, net of adjustments, would result in an increase in a fair value measurement.
Net asset value
Net asset value is the total value of a fund’s assets less liabilities. An increase in net asset value would result in an increase in a fair value measurement.

Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated Balance Sheet amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and six months ended June 30, 2012 and 2011. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2012 (in millions)	Fair value at April 1, 2012	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(g)	Fair value at June 30, 2012	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2012
				Purchases(f)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$79	$(9)		$—	$—		$—	$—	$70	$(4)
Residential – nonagency	699	19		87	(95)		(39)	—	671	3
Commercial – nonagency	1,451	30		18	(89)		(44)	(9)	1,357	21
Total mortgage-backed securities	2,229	40		105	(184)		(83)	(9)	2,098	20
Obligations of U.S. states and municipalities	1,747	6		9	(303)		—	—	1,459	—
Non-U.S. government debt securities	81	(5)		138	(129)		(15)	—	70	—
Corporate debt securities	5,463	(53)		1,620	(1,436)		(238)	(122)	5,234	92
Loans	11,144	139		1,312	(619)		(985)	(76)	10,915	36
Asset-backed securities	7,434	(218)		454	(673)		(187)	(1)	6,809	(235)
Total debt instruments	28,098	(91)		3,638	(3,344)		(1,508)	(208)	26,585	(87)
Equity securities	1,248	(70)		90	(30)		—	(2)	1,236	(32)
Other	993	1		15	(4)		(50)	—	955	1
Total trading assets – debt and equity instruments	30,339	(160)	(b)	3,743	(3,378)		(1,558)	(210)	28,776	(118)	(b)
Net derivative receivables:
Interest rate	3,238	2,027		191	(30)		(1,711)	(23)	3,692	845
Credit	4,808	168		26	(25)		(530)	1	4,448	249
Foreign exchange	(1,060)	(632)		26	(20)		201	(3)	(1,488)	(594)
Equity	(2,829)	885		520	(695)		108	28	(1,983)	479
Commodity	(600)	(86)		(14)	71		622	24	17	(31)
Total net derivative receivables	3,557	2,362	(b)	749	(699)		(1,310)	27	4,686	948	(b)
Available-for-sale securities:
Asset-backed securities	25,448	(339)		1,849	(649)		(617)	—	25,692	(354)
Other	469	24		233	(93)		(11)	—	622	2
Total available-for-sale securities	25,917	(315)	(c)	2,082	(742)		(628)	—	26,314	(352)	(c)
Loans	1,766	546	(b)	580	—		(372)	—	2,520	536	(b)
Mortgage servicing rights	8,039	(1,119)	(d)	526	—		(328)	—	7,118	(1,119)	(d)
Other assets:
Private equity investments	6,739	35	(b)	348	(6)		(368)	(46)	6,702	305	(b)
All other	4,397	(59)	(e)	276	(73)		(93)	—	4,448	(52)	(e)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2012 (in millions)	Fair value at April 1, 2012	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(g)	Fair value at June 30, 2012	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2012
				Purchases(f)	Sales	Issuances	Settlements
Liabilities:(a)
Deposits	$1,651	$35	(b)	$—	$—	$357	$(96)	$(71)	$1,876	$34	(b)
Other borrowed funds	1,233	(205)	(b)	—	—	425	(333)	(13)	1,107	(161)	(b)
Trading liabilities – debt and equity instruments	273	(2)	(b)	(695)	806	—	(17)	(5)	360	(3)	(b)
Accounts payable and other liabilities	46	—		—	—	—	(4)	—	42	—
Beneficial interests issued by consolidated VIEs	841	2	(b)	—	—	18	(116)	—	745	3	(b)
Long-term debt	9,553	(191)	(b)	—	—	750	(779)	(477)	8,856	(133)	(b)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2011 (in millions)	Fair value at April 1, 2011	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(g)	Fair value at June 30, 2011	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2011
				Purchases(f)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$191	$12		$7	$(18)		$(27)	$—	$165	$(11)
Residential – nonagency	782	56		246	(103)		(57)	(61)	863	10
Commercial – nonagency	1,885	31		219	(262)		(30)	—	1,843	21
Total mortgage-backed securities	2,858	99		472	(383)		(114)	(61)	2,871	20
Obligations of U.S. states and municipalities	1,971	14		272	(414)		—	12	1,855	18
Non-U.S. government debt securities	113	1		113	(111)		(34)	—	82	1
Corporate debt securities	5,623	23		1,800	(1,820)		(111)	91	5,606	39
Loans	12,490	190		1,726	(1,753)		(424)	(487)	11,742	145
Asset-backed securities	8,883	228		855	(1,404)		(243)	—	8,319	67
Total debt instruments	31,938	555		5,238	(5,885)		(926)	(445)	30,475	290
Equity securities	1,367	170		61	(125)		(46)	(19)	1,408	158
Other	943	(4)		14	(11)		(34)	—	908	(5)
Total trading assets – debt and equity instruments	34,248	721	(b)	5,313	(6,021)		(1,006)	(464)	32,791	443	(b)
Net derivative receivables:
Interest rate	2,470	1,407		217	(36)		(988)	47	3,117	720
Credit	4,373	301		1	(3)		65	(4)	4,733	622
Foreign exchange	2	(543)		91	(3)		(20)	(63)	(536)	(563)
Equity	(2,843)	(157)		140	(242)		(110)	9	(3,203)	(13)
Commodity	(865)	(306)		49	(30)		(117)	(5)	(1,274)	(353)
Total net derivative receivables	3,137	702	(b)	498	(314)		(1,170)	(16)	2,837	413	(b)
Available-for-sale securities:
Asset-backed securities	15,016	103		851	(22)		(546)	—	15,402	103
Other	509	(8)		—	—		—	—	501	2
Total available-for-sale securities	15,525	95	(c)	851	(22)		(546)	—	15,903	105	(c)
Loans	1,371	140	(b)	41	—		(80)	—	1,472	126	(b)
Mortgage servicing rights	13,093	(960)	(d)	591	—		(481)	—	12,243	(960)	(d)
Other assets:
Private equity investments	8,853	777	(b)	469	(1,906)		(171)	—	8,022	380	(b)
All other	4,560	(29)	(e)	300	—		(352)	(30)	4,449	(29)	(e)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2011 (in millions)	Fair value at April 1, 2011	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(g)	Fair value at June 30, 2011	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2011
				Purchases(f)	Sales	Issuances	Settlements
Liabilities:(a)
Deposits	$754	$3	(b)	$—	$—	$157	$(51)	$—	$863	$4	(b)
Other borrowed funds	1,844	5	(b)	—	—	326	(97)	—	2,078	5	(b)
Trading liabilities – debt and equity instruments	173	(5)	(b)	(133)	158	—	—	4	197	(1)	(b)
Accounts payable and other liabilities	146	(26)	(e)	—	—	—	(47)	—	73	1	(e)
Beneficial interests issued by consolidated VIEs	588	31	(b)	—	—	103	(292)	—	430	6	(b)
Long-term debt	13,027	395	(b)	—	—	603	(491)	—	13,534	332	(b)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2012 (in millions)	Fair value at January 1, 2012	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(g)	Fair value at June 30, 2012	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2012
				Purchases(f)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$86	$(21)		$5	$—		$—	$—	$70	$(8)
Residential – nonagency	796	51		179	(258)		(75)	(22)	671	27
Commercial – nonagency	1,758	(47)		130	(329)		(55)	(100)	1,357	(55)
Total mortgage-backed securities	2,640	(17)		314	(587)		(130)	(122)	2,098	(36)
Obligations of U.S. states and municipalities	1,619	(1)		329	(484)		(4)	—	1,459	—
Non-U.S. government debt securities	104	3		343	(360)		(20)	—	70	4
Corporate debt securities	6,373	205		3,936	(2,705)		(2,205)	(370)	5,234	187
Loans	12,209	295		2,213	(1,292)		(1,930)	(580)	10,915	189
Asset-backed securities	7,965	12		1,278	(1,934)		(513)	1	6,809	(52)
Total debt instruments	30,910	497		8,413	(7,362)		(4,802)	(1,071)	26,585	292
Equity securities	1,177	(77)		112	(57)		(13)	94	1,236	(54)
Other	880	154		50	(48)		(81)	—	955	158
Total trading assets – debt and equity instruments	32,967	574	(b)	8,575	(7,467)		(4,896)	(977)	28,776	396	(b)
Net derivative receivables:
Interest rate	3,561	3,355		300	(98)		(3,055)	(371)	3,692	828
Credit	7,732	(2,186)		104	(43)		(1,160)	1	4,448	(1,880)
Foreign exchange	(1,263)	(505)		45	(178)		419	(6)	(1,488)	(505)
Equity	(3,105)	165		853	(1,078)		99	1,083	(1,983)	(405)
Commodity	(687)	(80)		39	65		645	35	17	(124)
Total net derivative receivables	6,238	749	(b)	1,341	(1,332)		(3,052)	742	4,686	(2,086)	(b)
Available-for-sale securities:
Asset-backed securities	24,958	(336)		3,170	(1,147)		(1,069)	116	25,692	(355)
Other	528	32		261	(113)		(86)	—	622	7
Total available-for-sale securities	25,486	(304)	(c)	3,431	(1,260)		(1,155)	116	26,314	(348)	(c)
Loans	1,647	576	(b)	707	—		(491)	81	2,520	563	(b)
Mortgage servicing rights	7,223	(523)	(d)	1,099	—		(681)	—	7,118	(523)	(d)
Other assets:
Private equity investments	6,751	287	(b)	459	(242)		(507)	(46)	6,702	436	(b)
All other	4,374	(223)	(e)	632	(92)		(243)	—	4,448	(218)	(e)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2012 (in millions)	Fair value at January 1, 2012	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(g)	Fair value at June 30, 2012	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2012
				Purchases(f)	Sales	Issuances	Settlements
Liabilities:(a)
Deposits	$1,418	$166	(b)	$—	$—	$708	$(232)	$(184)	$1,876	$155	(b)
Other borrowed funds	1,507	(9)	(b)	—	—	809	(1,178)	(22)	1,107	(38)	(b)
Trading liabilities – debt and equity instruments	211	(17)	(b)	(1,400)	1,599	—	(28)	(5)	360	(3)	(b)
Accounts payable and other liabilities	51	—		—	—	—	(9)	—	42	—
Beneficial interests issued by consolidated VIEs	791	47	(b)	—	—	54	(147)	—	745	12	(b)
Long-term debt	10,310	(52)	(b)	—	—	1,874	(2,166)	(1,110)	8,856	20	(b)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2011 (in millions)	Fair value at January 1, 2011	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(g)	Fair value at June 30, 2011	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2011
				Purchases(f)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$174	$29		$28	$(39)		$(27)	$—	$165	$(12)
Residential – nonagency	687	127		505	(271)		(124)	(61)	863	39
Commercial – nonagency	2,069	47		565	(744)		(94)	—	1,843	6
Total mortgage-backed securities	2,930	203		1,098	(1,054)		(245)	(61)	2,871	33
Obligations of U.S. states and municipalities	2,257	—		556	(969)		(1)	12	1,855	(8)
Non-U.S. government debt securities	202	4		243	(254)		(39)	(74)	82	6
Corporate debt securities	4,946	55		3,429	(2,895)		(117)	188	5,606	58
Loans	13,144	321		2,614	(2,777)		(1,153)	(407)	11,742	79
Asset-backed securities	8,460	628		1,973	(2,461)		(300)	19	8,319	347
Total debt instruments	31,939	1,211		9,913	(10,410)		(1,855)	(323)	30,475	515
Equity securities	1,685	240		98	(199)		(376)	(40)	1,408	380
Other	930	31		19	(12)		(60)	—	908	36
Total trading assets – debt and equity instruments	34,554	1,482	(b)	10,030	(10,621)		(2,291)	(363)	32,791	931	(b)
Net derivative receivables:
Interest rate	2,836	1,926		345	(119)		(1,903)	32	3,117	729
Credit	5,386	(552)		2	(3)		(81)	(19)	4,733	(367)
Foreign exchange	(614)	(482)		116	(3)		462	(15)	(536)	(530)
Equity	(2,446)	22		235	(572)		(539)	97	(3,203)	49
Commodity	(805)	289		135	(97)		(541)	(255)	(1,274)	(80)
Total net derivative receivables	4,357	1,203	(b)	833	(794)		(2,602)	(160)	2,837	(199)	(b)
Available-for-sale securities:
Asset-backed securities	13,775	581		1,960	(26)		(888)	—	15,402	579
Other	512	1		—	(3)		(9)	—	501	9
Total available-for-sale securities	14,287	582	(c)	1,960	(29)		(897)	—	15,903	588	(c)
Loans	1,466	260	(b)	125	—		(363)	(16)	1,472	234	(b)
Mortgage servicing rights	13,649	(1,711)	(d)	1,349	—		(1,044)	—	12,243	(1,711)	(d)
Other assets:
Private equity investments	7,862	1,682	(b)	797	(2,045)		(274)	—	8,022	722	(b)
All other	4,179	31	(e)	709	(3)		(438)	(29)	4,449	31	(e)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2011 (in millions)	Fair value at January 1, 2011	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(g)	Fair value at June 30, 2011	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2011
				Purchases(f)	Sales	Issuances	Settlements
Liabilities:(a)
Deposits	$773	$(8)	(b)	$—	$—	$216	$(117)	$(1)	$863	$—	(b)
Other borrowed funds	1,384	(26)	(b)	—	—	903	(185)	2	2,078	(4)	(b)
Trading liabilities – debt and equity instruments	54	(5)	(b)	(133)	277	—	—	4	197	1	(b)
Accounts payable and other liabilities	236	(63)	(e)	—	—	—	(100)	—	73	3	(e)
Beneficial interests issued by consolidated VIEs	873	25	(b)	—	—	114	(582)	—	430	(34)	(b)
Long-term debt	13,044	457	(b)	—	—	1,256	(1,462)	239	13,534	238	(b)

(a)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 17% and 21% at June 30, 2012, and December 31, 2011, respectively.

(b)
Predominantly reported in principal transactions revenue, except for changes in fair value for Retail Financial Services (“RFS”) mortgage loans and lending-related commitments originated with the intent to sell, which are reported in mortgage fees and related income.

(c)
Realized gains/(losses) on available-for-sale (“AFS”) securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains/(losses) are reported in OCI. Realized gains/(losses) and foreign exchange remeasurement adjustments recorded in income on AFS securities were

$(260) million and $103 million for the three months ended June 30, 2012 and 2011, and were $(164) million and $434 million for the six months ended June 30, 2012 and 2011, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $(55) million and $(8) million for the three months ended June 30, 2012 and 2011, and were $(140) million and $148 million for the six months ended June 30, 2012 and 2011, respectively.

(d)	Changes in fair value for RFS mortgage servicing rights are reported in mortgage fees and related income.

(e)	Largely reported in other income.

(f)	Loan originations are included in purchases.

(g)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the reporting period.

Level 3 analysis
Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 4.6% of total Firm assets at June 30, 2012. Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 12.6% of total Firm assets measured at fair value at June 30, 2012. The following describes significant changes to level 3 assets since December 31, 2011.
For the three months ended June 30, 2012
Level 3 assets were $106.2 billion at June 30, 2012, reflecting a decrease of $3.0 billion from the first quarter largely related to:

•	$1.5 billion decrease in derivative receivables, predominantly driven by a reduction in credit derivatives risk positions in the IB and equity market movements; and

•	$921 million decrease in MSRs. For further discussion of the change, refer to Note 16 on pages 184–187 of this Form 10-Q.
For the six months ended June 30, 2012
Level 3 assets decreased by $12.2 billion in the first six months of 2012, due to the following:

•	$7.0 billion decrease in derivative receivables largely as a result of the impact of tightening reference entity credit spreads on credit derivatives; and

•	$4.2 billion decrease in trading assets – debt and equity instruments, predominantly driven by sales and settlements of loans, corporate debt, and CLOs.
Gains and losses
Included in the tables for the three months ended June 30, 2012

•	$2.4 billion of net gains on derivatives, largely related to gains in interest rate lock commitments due to increased volumes and declining interest rates; and

•	$1.1 billion of losses on MSRs. For further discussion of the change, refer to Note 16 on pages 184–187 of this Form 10-Q.
Included in the tables for the three months ended June 30, 2011

•	$960 million of losses on MSRs. For further discussion of the change, refer to Note 16 on pages 184–187 of this Form 10-Q.

Included in the tables for the six months ended June 30, 2012

•
$749 million of net gains on derivatives, driven by $3.4 billion of gains predominantly on interest rate lock commitments due to increased volumes and declining interest rates, partially offset by $2.2 billion of losses on credit derivatives largely as a result of tightening of reference entity credit spreads.

Included in the tables for the six months ended June 30, 2011

•	$1.7 billion gain in private equity, predominately driven by net increases in investment valuations and sales in the portfolio;

•	$1.2 billion of net gains on derivatives, largely driven by increase in interest rate derivatives; and

•	$1.7 billion of losses on MSRs. For further discussion of the change, refer to Note 16 on pages 184–187 of this Form 10-Q.
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

(in millions)	June 30, 2012	December 31, 2011
Derivative receivables balance (net of derivatives CVA)	$85,543	$92,477
Derivatives CVA(a)	(5,885)	(6,936)
Derivative payables balance (net of derivatives DVA)	76,249	74,977
Derivatives DVA	(1,321)	(1,420)
Structured notes balance (net of structured notes DVA)(b)(c)	47,728	49,229
Structured notes DVA	(1,999)	(2,052)

(a)	Derivatives credit valuation adjustments (“CVA”), gross of hedges, includes results managed by the Credit Portfolio and other lines of business within the Investment Bank (“IB”).

(b)	Structured notes are recorded within long-term debt, other borrowed funds or deposits on the Consolidated Balance Sheets, depending upon the tenor and legal form of the note.

(c)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 133–135 of this Form 10-Q.
The following table provides the impact of credit adjustments on earnings in the respective periods, excluding the effect of any hedging activity.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Credit adjustments:
Derivative CVA(a)	$(410)	$(248)	$1,051	$287
Derivative DVA	340	23	(99)	(46)
Structured note DVA(b)	415	142	(53)	165

(a)	Derivatives CVA, gross of hedges, includes results managed by the Credit Portfolio and other lines of business within IB.

(b)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 133–135 of this Form 10-Q.
Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). At June 30, 2012, assets measured at fair value on a nonrecurring basis were $2.6 billion comprised predominantly of loans that had fair value adjustments in the first six months of 2012. At December 31, 2011, assets measured at fair value on a nonrecurring basis were $5.3 billion, comprised predominantly of loans that had fair value adjustments during the twelve months of 2011. At June 30, 2012, $296 million and $2.3 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. At December 31, 2011, $369 million and $4.9 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. Liabilities measured at fair value on a nonrecurring basis were not significant at June 30, 2012, and December 31, 2011. For the six months ended June 30, 2012 and 2011, there were no significant transfers between levels 1, 2, and 3. The total change in the value of assets and liabilities for which a fair value adjustment has been included in the Consolidated Statements of Income for the three months ended June 30, 2012 and 2011, related to financial instruments held at those dates, were losses of $514 million and $748 million, respectively; and for the six months ended June 30, 2012 and 2011, were losses of $881 million and $1.3 billion, respectively. These losses were predominantly associated with loans.
For information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), see Note 14 on pages 231–252 of JPMorgan Chase’s 2011 Annual Report.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated Balance Sheets at fair value
The following table presents the carrying values and estimated fair values at June 30, 2012, of financial assets and liabilities, excluding financial instruments which are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 on pages 184–198 of JPMorgan Chase’s 2011 Annual Report.

	June 30, 2012					December 31, 2011
		Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Estimated fair value
Financial assets
Cash and due from banks	$44.9	$44.9	$—	$—	$44.9	$59.6	$59.6
Deposits with banks	130.4	113.3	17.1	—	130.4	85.3	85.3
Accrued interest and accounts receivable	67.9	—	64.6	3.3	67.9	61.5	61.5
Federal funds sold and securities purchased under resale agreements	222.3	—	222.3	—	222.3	210.4	210.4
Securities borrowed	126.7	—	126.7	—	126.7	127.2	127.2
Loans, net of allowance for loan losses(a)	700.8	—	24.7	677.6	702.3	694.0	693.7
Other	52.2	—	44.8	7.8	52.6	49.8	50.3
Financial liabilities
Deposits	$1,110.6	$—	$1,110.0	$1.1	$1,111.1	$1,122.9	$1,123.4
Federal funds purchased and securities loaned or sold under repurchase agreements	246.1	—	246.1	—	246.1	204.0	204.0
Commercial paper	50.6	—	50.6	—	50.6	51.6	51.6
Other borrowed funds	10.9	—	10.7	0.2	10.9	12.3	12.3
Accounts payable and other liabilities	171.8	—	162.9	8.8	171.7	166.9	166.8
Beneficial interests issued by consolidated VIEs	54.1	—	49.3	4.9	54.2	64.7	64.9
Long-term debt and junior subordinated deferrable interest debentures	207.9	—	203.3	5.0	208.3	222.1	219.5

(a)
Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based on the value of the underlying collateral. The difference between the estimated fair value and carrying value of a financial asset or liability is the result of the different methodologies used to determine fair value as compared with carrying value. For example, credit losses are estimated for a financial asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in a loan loss reserve calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in the allowance for loan losses. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see Note 3 on pages 184–198 of JPMorgan Chase’s 2011 Annual Report and pages 119–133 of this Note.

The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded. The carrying value and estimated fair value of the Firm’s wholesale lending-related commitments were as follows for the periods indicated.

	June 30, 2012					December 31, 2011
		Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Estimated fair value
Wholesale lending-related commitments	$0.8	$—	$—	$3.3	$3.3	$0.7	$3.4

(a)
Represents the allowance for wholesale lending-related commitments. Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which are recognized at fair value at the inception of guarantees.

The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases, without notice as permitted by law. For a further discussion of the valuation of lending-related commitments, see page 119 of this Note.

Trading assets and liabilities – average balances
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Trading assets – debt and equity instruments(a)	$346,708	$422,715	$351,021	$420,103
Trading assets – derivative receivables	89,345	82,860	89,896	84,141
Trading liabilities – debt and equity instruments(a)(b)	69,763	84,250	69,374	83,588
Trading liabilities – derivative payables	78,704	66,009	77,387	68,634

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
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended June 30,
	2012				2011
(in millions)	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$221	$—		$221	$121	$—		$121
Securities borrowed	—	—		—	(8)	—		(8)
Trading assets:
Debt and equity instruments, excluding loans	(26)	—		(26)	107	(4)	(c)	103
Loans reported as trading assets:
Changes in instrument-specific credit risk	333	11	(c)	344	429	4	(c)	433
Other changes in fair value	78	1,782	(c)	1,860	13	1,371	(c)	1,384
Loans:
Changes in instrument-specific credit risk	(14)	—		(14)	(7)	—		(7)
Other changes in fair value	550	—		550	139	—		139
Other assets	—	(69)	(d)	(69)	—	(42)	(d)	(42)
Deposits(a)	(1)	—		(1)	(93)	—		(93)
Federal funds purchased and securities loaned or sold under repurchase agreements	(29)	—		(29)	(14)	—		(14)
Other borrowed funds(a)	1,322	—		1,322	739	—		739
Trading liabilities	3	—		3	(3)	—		(3)
Beneficial interests issued by consolidated VIEs	(24)	—		(24)	(55)	—		(55)
Other liabilities	—	—		—	(1)	(1)	(d)	(2)
Long-term debt:
Changes in instrument-specific credit risk(a)	(85)	—		(85)	145	—		145
Other changes in fair value(b)	313	—		313	(93)	—		(93)

	Six months ended June 30,
	2012				2011
(in millions)	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$173	$—		$173	$3	$—		$3
Securities borrowed	14	—		14	1	—		1
Trading assets:
Debt and equity instruments, excluding loans	338	3	(c)	341	271	(1)	(c)	270
Loans reported as trading assets:
Changes in instrument-specific credit risk	809	29	(c)	838	909	4	(c)	913
Other changes in fair value	(174)	3,359	(c)	3,185	138	2,094	(c)	2,232
Loans:
Changes in instrument-specific credit risk	(14)	—		(14)	(13)	—		(13)
Other changes in fair value	575	—		575	282	—		282
Other assets	—	(263)	(d)	(263)	—	(42)	(d)	(42)
Deposits(a)	(161)	—		(161)	(110)	—		(110)
Federal funds purchased and securities loaned or sold under repurchase agreements	(27)	—		(27)	21	—		21
Other borrowed funds(a)	847	—		847	956	—		956
Trading liabilities	12	—		12	(6)	—		(6)
Beneficial interests issued by consolidated VIEs	(30)	—		(30)	(89)	—		(89)
Other liabilities	—	—		—	(4)	(3)	(d)	(7)
Long-term debt:
Changes in instrument-specific credit risk(a)	(504)	—		(504)	199	—		199
Other changes in fair value(b)	(392)	—		(392)	(117)	—		(117)

(a)
Total changes in instrument-specific credit risk related to structured notes were $415 million and $142 million for the three months ended June 30, 2012 and 2011, and $(53) million and $165 million for the six months ended June 30, 2012 and 2011, respectively. These totals include adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

(b)
Structured notes are debt instruments with embedded derivatives that are tailored to meet a client’s need. The embedded derivative is the primary driver of risk. Although the risk associated with the structured notes is actively managed, the gains/(losses) reported in this table do not include the income statement impact of such risk management instruments.

(c)	Reported in mortgage fees and related income.

(d)	Reported in other income.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2012, and December 31, 2011, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	June 30, 2012				December 31, 2011
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$4,790		$1,012	$(3,778)	$4,875		$1,141	$(3,734)
Loans	212		111	(101)	820		56	(764)
Subtotal	5,002		1,123	(3,879)	5,695		1,197	(4,498)
All other performing loans
Loans reported as trading assets	38,091		33,844	(4,247)	37,481		32,657	(4,824)
Loans	2,682		2,462	(220)	2,136		1,601	(535)
Total loans	$45,775		$37,429	$(8,346)	$45,312		$35,455	$(9,857)
Long-term debt
Principal-protected debt	$17,588	(c)	$17,198	$(390)	$19,417	(c)	$19,890	$473
Nonprincipal-protected debt(b)	NA		14,459	NA	NA		14,830	NA
Total long-term debt	NA		$31,657	NA	NA		$34,720	NA
Long-term beneficial interests
Nonprincipal-protected debt(b)	NA		988	NA	NA		1,250	NA
Total long-term beneficial interests	NA		$988	NA	NA		$1,250	NA

(a)	There were no performing loans which were ninety days or more past due as of June 30, 2012, and December 31, 2011, respectively.

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
At June 30, 2012, and December 31, 2011, the contractual amount of letters of credit for which the fair value option was elected was $4.1 billion and $3.9 billion, respectively, with a corresponding fair value of $(78) million and $(5) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 29 on pages 283–289 of JPMorgan Chase’s 2011 Annual Report.

Note 5 – Derivative instruments
JPMorgan Chase makes markets in derivatives for customers and also uses derivatives to hedge or manage its market and credit risk exposures. For a further discussion of the Firm’s use and accounting policies regarding derivative instruments, see Note 6 on pages 202-210 of JPMorgan Chase’s 2011 Annual Report.
The Firm’s disclosures are based on the accounting treatment and purpose of these derivatives. A limited number of the Firm’s derivatives are designated in hedge accounting relationships and are disclosed according to the type of hedge (fair value hedge, cash flow hedge, or net investment hedge). Derivatives not designated in hedge accounting relationships include certain derivatives that are used to manage certain risks associated with specified assets or liabilities (“specified risk management” positions) as well as derivatives used in the Firm’s market-making businesses or for other purposes.

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage identified risk exposures in qualifying hedge accounting relationships:
◦ Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate/PE	139
◦ Interest rate	Hedge floating rate assets and liabilities	Cash flow hedge	Corporate/PE	140
◦ Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate/PE	139
◦ Foreign exchange	Hedge forecasted revenue and expense	Cash flow hedge	Corporate/PE	140
◦ Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. subsidiaries	Net investment hedge	Corporate/PE	141
◦ Commodity	Hedge commodity inventory	Fair value hedge	IB	139
Manage specifically identified exposures:
◦ Interest rate	Manage the risk of the mortgage pipeline, warehouse loans and MSRs	Specified risk management	RFS	141
◦ Credit	Manage the credit risk of wholesale lending exposures	Specified risk management	IB	141
◦ Credit(a)	Manage the credit risk of certain AFS securities	Specified risk management	Corporate/PE	141
◦ Commodity	Manage the risk of certain commodities-related contracts and investments	Specified risk management	IB	141
◦Interest rate and foreign exchange	Manage the risk of certain other specified assets and liabilities	Specified risk management	Corporate/PE	141
Make markets in derivatives and other activity:
• Various	Market-making and related risk management	Market-making and other	IB	141
• Various	Other derivatives, including the synthetic credit portfolio	Market-making and other	IB, Corporate/PE	141

(a)	Includes a limited number of single-name credit derivatives used to mitigate the credit risk arising from specified AFS securities.

Synthetic credit portfolio
The synthetic credit portfolio is a portfolio of index credit derivatives, including short and long positions, that was held by CIO. On July 2, 2012, CIO transferred the synthetic credit portfolio, other than a portion that aggregated to a notional amount of approximately $12 billion, to IB. Both the portion of the synthetic credit portfolio transferred to IB, as well as the portion retained by CIO, continue to be included in the gains and losses on derivatives related to market-making activities and other derivatives category on page 141 of this Note.

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of June 30, 2012, and December 31, 2011.

	Notional amounts(b)
(in billions)	June 30, 2012	December 31, 2011
Interest rate contracts
Swaps	$35,117	$38,704
Futures and forwards	9,994	7,888
Written options	3,904	3,842
Purchased options	4,073	4,026
Total interest rate contracts	53,088	54,460
Credit derivatives(a)	6,015	5,774
Foreign exchange contracts
Cross-currency swaps	3,266	2,931
Spot, futures and forwards	4,578	4,512
Written options	718	674
Purchased options	729	670
Total foreign exchange contracts	9,291	8,787
Equity contracts
Swaps	139	119
Futures and forwards	45	38
Written options	527	460
Purchased options	495	405
Total equity contracts	1,206	1,022
Commodity contracts
Swaps	316	341
Spot, futures and forwards	207	188
Written options	352	310
Purchased options	311	274
Total commodity contracts	1,186	1,113
Total derivative notional amounts	$70,786	$71,156

(a)	Primarily consists of credit default swaps. For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on pages 143–144 of this Note.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.

While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011, by accounting designation (e.g., whether the derivatives were designated in hedge accounting relationships or not) and contract type.

Derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
June 30, 2012 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(c)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(c)
Trading assets and liabilities
Interest rate	$1,370,151	$6,453	$1,376,604	$45,481	$1,330,112	$2,915	$1,333,027	$29,574
Credit	136,258	—	136,258	4,468	135,305	—	135,305	4,950
Foreign exchange(b)	131,166	2,380	133,546	12,982	143,964	1,283	145,247	17,227
Equity	49,374	—	49,374	8,103	46,752	—	46,752	9,602
Commodity	48,402	1,330	49,732	14,509	52,077	526	52,603	14,896
Total fair value of trading assets and liabilities	$1,735,351	$10,163	$1,745,514	$85,543	$1,708,210	$4,724	$1,712,934	$76,249

	Gross derivative receivables				Gross derivative payables
December 31, 2011 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(c)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(c)
Trading assets and liabilities
Interest rate	$1,433,900	$7,621	$1,441,521	$46,369	$1,397,625	$2,192	$1,399,817	$28,010
Credit	169,650	—	169,650	6,684	165,121	—	165,121	5,610
Foreign exchange(b)	163,497	4,666	168,163	17,890	165,353	655	166,008	17,435
Equity	47,736	—	47,736	6,793	46,366	—	46,366	9,655
Commodity	53,894	3,535	57,429	14,741	58,836	1,108	59,944	14,267
Total fair value of trading assets and liabilities	$1,868,677	$15,822	$1,884,499	$92,477	$1,833,301	$3,955	$1,837,256	$74,977

(a)	Balances exclude structured notes for which the fair value option has been elected. See Note 4 on pages 133–135 of this Form 10-Q for further information.

(b)	Excludes $11 million of foreign currency-denominated debt designated as a net investment hedge at December 31, 2011. There was no such hedge designation at June 30, 2012.

(c)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid, respectively, when a legally enforceable master netting agreement exists.

Impact of derivatives on the Consolidated Statements of Income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three and six months ended June 30, 2012 and 2011, respectively. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income				Income statement impact due to:
Three months June 30, 2012 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$(207)		$273	$66	$7	$59
Foreign exchange(b)	4,575	(d)	(4,521)	54	—	54
Commodity(c)	1,396		(1,193)	203	26	177
Total	$5,764		$(5,441)	$323	$33	$290

	Gains/(losses) recorded in income				Income statement impact due to:
Three months June 30, 2011 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$166		$(102)	$64	$(17)	$81
Foreign exchange(b)	(1,239)	(d)	1,401	162	—	162
Commodity(c)	(401)		(97)	(498)	3	(501)
Total	$(1,474)		$1,202	$(272)	$(14)	$(258)

	Gains/(losses) recorded in income				Income statement impact due to:
Six months June 30, 2012 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$(582)		$761	$179	$35	$144
Foreign exchange(b)	1,621	(d)	(1,571)	50	—	50
Commodity(c)	(780)		501	(279)	53	(332)
Total	$259		$(309)	$(50)	$88	$(138)

	Gains/(losses) recorded in income				Income statement impact due to:
Six months June 30, 2011 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$(552)		$698	$146	$(26)	$172
Foreign exchange(b)	(4,445)	(d)	4,525	80	—	80
Commodity(c)	(474)		336	(138)	2	(140)
Total	$(5,471)		$5,559	$88	$(24)	$112

(a)
Primarily consists of hedges of the benchmark (e.g., London Interbank Offered Rate (“LIBOR”)) interest rate risk of fixed-rate long-term debt and AFS securities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of long-term debt and AFS securities for changes in spot foreign currency rates. Gains and losses related to the derivatives and the hedged items, due to changes in foreign currency rates, were recorded in principal transactions revenue and net interest income.

(c)
Consists of overall fair value hedges of physical commodities inventories that are generally carried at the lower of cost or market (market approximates fair value). Gains and losses were recorded in principal transactions revenue.

(d)
Included $4.5 billion and $(1.8) billion for the three months ended June 30, 2012 and 2011, respectively, and $1.7 billion and $(5.0) billion for the six months ended June 30, 2012 and 2011, respectively, of revenue related to certain foreign exchange trading derivatives designated as fair value hedging instruments.

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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three and six months ended June 30, 2012 and 2011, respectively. The Firm includes the gain/(loss) on the hedging derivative in the same line item as the offsetting change in cash flows on the hedged item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months June 30, 2012 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$7	$—	$7	$140	$133
Foreign exchange(b)	(2)	—	(2)	(12)	(10)
Total	$5	$—	$5	$128	$123

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months June 30, 2011 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$75	$6	$81	$(103)	$(178)
Foreign exchange(b)	(7)	—	(7)	(40)	(33)
Total	$68	$6	$74	$(143)	$(211)

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Six months June 30, 2012 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$28	$5	$33	$20	$(8)
Foreign exchange(b)	(3)	—	(3)	67	70
Total	$25	$5	$30	$87	$62

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Six months June 30, 2011 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$169	$9	$178	$(134)	$(303)
Foreign exchange(b)	15	—	15	(22)	(37)
Total	$184	$9	$193	$(156)	$(340)

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.

(c)	The Firm did not experience any forecasted transactions that failed to occur for the three and six months ended June 30, 2012 and 2011.

(d)
Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

Over the next 12 months, the Firm expects that $11 million (after-tax) of net gains recorded in accumulated other comprehensive income (“AOCI”) at June 30, 2012, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 9 years, and such transactions primarily relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the three and six months ended June 30, 2012 and 2011.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2012		2011
Three months ended June 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(80)	$480	$(74)	$(383)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2012		2011
Six months ended June 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(135)	$213	$(145)	$(773)

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in current-period income. The Firm measures the ineffectiveness of net investment hedge accounting relationships based on changes in spot foreign currency rates, and therefore there was no ineffectiveness for net investment hedge accounting relationships during the three and six months ended June 30, 2012 and 2011.

Gains and losses on derivatives used for specified risk management purposes
The following table presents pretax gains/(losses) recorded on a limited number of derivatives, not designated in hedge accounting relationships, that are used to manage risks associated with certain specified assets and liabilities, including certain risks arising from the mortgage pipeline, warehouse loans, MSRs, wholesale lending exposures, AFS securities, foreign currency-denominated liabilities, and commodities-related contracts and investments.

	Derivatives gains/(losses) recorded in income
	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Contract type
Interest rate(a)	$2,307	$1,486	$2,843	$1,562
Credit(b)	(13)	(5)	(87)	(63)
Foreign exchange(c)	42	(78)	47	(98)
Commodity(d)	13	11	3	—
Total	$2,349	$1,414	$2,806	$1,401

(a)
Primarily relates to interest rate derivatives used to hedge the interest rate risks associated with the mortgage pipeline, warehouse loans and MSRs. Gains and losses were recorded predominantly in mortgage fees and related income.

(b)
Relates to credit derivatives used to mitigate credit risk associated with lending exposures in the Firm’s wholesale businesses, and single-name credit derivatives used to mitigate credit risk arising from certain AFS securities. These derivatives do not include CIO’s synthetic credit portfolio or credit derivatives used to mitigate counterparty credit risk arising from derivative receivables, both of which are included in gains and losses on derivatives related to market-making activities and other derivatives below. Gains and losses were recorded in principal transactions revenue.

(c)
Primarily relates to hedges of the foreign exchange risk of specified foreign currency-denominated liabilities. Gains and losses were recorded in principal transactions revenue and net interest income.

(d)
Primarily relates to commodity derivatives used to mitigate energy price risk associated with energy-related contracts and investments. Gains and losses were recorded in principal transactions revenue.

Gains and losses on derivatives related to market-making activities and other derivatives
The Firm makes markets in derivatives in order to meet the needs of customers and uses derivatives to manage certain risks associated with net open risk positions from the Firm’s market-making activities, including the counterparty credit risk arising from derivative receivables. These derivatives, as well as all other derivatives (including the CIO synthetic credit portfolio) that are not included in the hedge accounting or specified risk management categories above, are included in this category. Gains and losses on these derivatives are recorded in principal transactions revenue. See Note 6 on pages 144–145 of this Form 10-Q for information on principal transactions revenue.

Credit risk, liquidity risk and credit-related contingent features
For a more detailed discussion of credit risk, liquidity risk and credit-related contingent features, see Note 6 on pages 202–210 of JPMorgan Chase’s 2011 Annual Report.
The following table shows the aggregate fair value of net derivative payables that contain contingent collateral or termination features that may be triggered upon a downgrade and the associated collateral the Firm has posted in the normal course of business at June 30, 2012, and December 31, 2011.
Derivative payables containing downgrade triggers

(in millions)	June 30, 2012	December 31, 2011
Aggregate fair value of net derivative payables	$22,818	$16,937
Collateral posted	19,160	11,429

The following table shows the impact of a single-notch and two-notch ratings downgrade to JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), at June 30, 2012, and December 31, 2011, related to derivative contracts with contingent collateral or termination features that may be triggered upon a downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating of major rating agencies is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral or termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating provided by major rating agencies.
Liquidity impact of derivative downgrade triggers

	June 30, 2012		December 31, 2011
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade	$965	$1,555	$1,460	$2,054
Amount required to settle contracts with termination triggers upon downgrade	1,104	1,783	1,054	1,923
The following tables show the carrying value of derivative receivables and payables after netting adjustments, and adjustments for collateral held (including cash, U.S. government and agency securities and other G7 government bonds) and transferred as of June 30, 2012, and December 31, 2011.
Impact of netting adjustments on derivative receivables and payables

	Derivative receivables		Derivative payables
(in millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Gross derivative fair value	$1,745,514	$1,884,499	$1,712,934	$1,837,256
Netting adjustment – offsetting receivables/payables(a)	(1,581,514)	(1,710,523)	(1,581,514)	(1,710,523)
Netting adjustment – cash collateral received/paid(a)	(78,457)	(81,499)	(55,171)	(51,756)
Carrying value on Consolidated Balance Sheets	$85,543	$92,477	$76,249	$74,977
Total derivative collateral

	Collateral held		Collateral transferred
(in millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Netting adjustment for cash collateral(a)	$78,457	$81,499	$55,171	$51,756
Liquid securities and other cash collateral(b)	18,973	21,807	21,772	19,439
Additional liquid securities and cash collateral(c)	21,412	17,613	12,338	10,824
Total collateral for derivative transactions	$118,842	$120,919	$89,281	$82,019

(a)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(b)	Represents cash collateral received and paid that is not subject to a legally enforceable master netting agreement, and liquid securities collateral held and transferred.

(c)
Represents liquid securities and cash collateral held and transferred at the initiation of derivative transactions, which is available as security against potential exposure that could arise should the fair value of the transactions move, as well as collateral held and transferred related to contracts that have non-daily call frequency for collateral to be posted, and collateral that the Firm or a counterparty has agreed to return but has not yet settled as of the reporting date. These amounts were not netted against the derivative receivables and payables in the tables above, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both June 30, 2012, and December 31, 2011.

Credit derivatives
For a more detailed discussion of credit derivatives, see Note 6 on pages 202–210 of JPMorgan Chase’s 2011 Annual Report.
The Firm is both a purchaser and seller of protection in the credit derivatives market and uses these derivatives for two primary purposes. First, in its capacity as a market-maker, the Firm actively manages a portfolio of credit derivatives by purchasing and selling credit protection, predominantly on corporate debt obligations, to meet the needs of customers. Second, as an end-user, the Firm uses credit derivatives to manage credit risk associated with lending exposures (loans and unfunded commitments) and derivatives counterparty exposures in the Firm’s wholesale businesses, and to manage the credit risk arising from certain AFS securities and from certain financial instruments in the Firm’s market-making businesses. In addition, the synthetic credit portfolio is a portfolio of index credit derivatives held by CIO. For more information on the synthetic credit portfolio, see the discussion on page 136 of this Note.
The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of June 30, 2012, and

December 31, 2011.
As shown in the table below, the Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference instruments (including single-name, portfolio coverage or specified indices). Other purchased protection referenced in the following tables includes credit derivatives purchased on reference instruments where the Firm has not sold any protection on the identical reference instrument, as well as protection purchased through credit-related notes.
The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation (which typically reduces the amount actually required to be paid on the credit derivative contract), or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.

Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
June 30, 2012 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps(a)	$(2,933,804)	$2,905,226	$(28,578)	$54,601
Other credit derivatives(b)	(80,045)	14,312	(65,733)	27,031
Total credit derivatives	(3,013,849)	2,919,538	(94,311)	81,632
Credit-related notes	(383)	—	(383)	2,979
Total	$(3,014,232)	$2,919,538	$(94,694)	$84,611

	Maximum payout/Notional amount
December 31, 2011 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps(a)	$(2,839,492)	$2,798,207	$(41,285)	$29,139
Other credit derivatives(b)	(79,711)	4,954	(74,757)	22,292
Total credit derivatives	(2,919,203)	2,803,161	(116,042)	51,431
Credit-related notes	(742)	—	(742)	3,944
Total	$(2,919,945)	$2,803,161	$(116,784)	$55,375

(a)
At June 30, 2012, and December 31, 2011, included: (1) $59 million and $131 million of protection sold, respectively, and (2) $31.3 billion and $26.4 billion of protection purchased, respectively, related to credit portfolio activity; the synthetic credit portfolio held by CIO is also included.

(b)	Primarily consists of total return swaps and CDS options.

(c)
Represents the total notional amount of protection purchased where the underlying reference instrument (single-name, portfolio or index)is identical to the reference instrument on protection sold; the notional amount of protection purchased for each individual identical underlying reference instrument may be greater or lower than the notional amount of protection sold.

(d)
Does not take into account the fair value of the reference obligation at the time of settlement, which would generally reduce the amount the seller of protection pays to the buyer of protection in determining settlement value.

(e)	Represents protection purchased by the Firm on referenced instruments (single-name, portfolio or index) where the Firm has not sold any protection on the identical reference instrument.

The following tables summarize the notional and fair value amounts of credit derivatives and credit-related notes as of June 30, 2012, and December 31, 2011, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile
June 30, 2012 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(453,722)	$(1,301,837)	$(351,934)	$(2,107,493)	$5,187	$(33,708)	$(28,521)
Noninvestment-grade	(254,489)	(545,399)	(106,851)	(906,739)	18,875	(75,062)	(56,187)
Total	$(708,211)	$(1,847,236)	$(458,785)	$(3,014,232)	$24,062	$(108,770)	$(84,708)

December 31, 2011 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(352,215)	$(1,262,143)	$(345,996)	$(1,960,354)	$7,809	$(57,697)	$(49,888)
Noninvestment-grade	(241,823)	(589,954)	(127,814)	(959,591)	13,212	(85,304)	(72,092)
Total	$(594,038)	$(1,852,097)	$(473,810)	$(2,919,945)	$21,021	$(143,001)	$(121,980)

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

Note 6 – Noninterest revenue
For a discussion of the components of and accounting policies for the Firm’s noninterest revenue, see Note 7 on pages 211–212 of JPMorgan Chase’s 2011 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Underwriting
Equity	$250	$455	$526	$834
Debt	654	876	1,477	1,858
Total underwriting	904	1,331	2,003	2,692
Advisory	353	602	635	1,034
Total investment banking fees	$1,257	$1,933	$2,638	$3,726
The following table presents all realized and unrealized gains and losses recorded in principal transactions revenue by major underlying type of risk exposures.
Principal transactions revenue includes realized and unrealized gains and losses recorded on derivatives, other financial instruments, private equity investments, and physical commodities used in market-making and client-driven activities.
In addition, principal transactions revenue also includes certain realized and unrealized gains and losses related to hedge accounting and specified risk management activities disclosed separately in Note 5, including: (a) certain derivatives designated in qualifying hedge accounting relationships (primarily fair value hedges of commodity and foreign exchange risk), (b) certain derivatives used for specified risk management purposes, primarily to mitigate credit risk, foreign exchange risk and commodity risk, and (c) other derivatives, including the synthetic credit portfolio held by CIO. See Note 5 on pages 136-144 of this Form 10-Q for information on the income statement classification of gains and losses on derivatives.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Trading revenue by risk exposure
Interest rate(a)	$1,228	$(305)	$2,573	$222
Credit(b)	(3,583)	819	(4,567)	2,067
Foreign exchange	376	225	924	785
Equity	581	831	1,404	1,870
Commodity(c)	617	732	1,244	1,298
Total trading revenue	(781)	2,302	1,578	6,242
Private equity gains/(losses)(d)	354	838	717	1,643
Principal transactions(e)	$(427)	$3,140	$2,295	$7,885

(a)	Includes a $545 million pretax gain reflecting the expected recovery on a Bear Stearns-related subordinated loan.

(b)
Includes losses of $4.4 billion and $5.8 billion on the synthetic credit portfolio for the three and six months ended June 30, 2012, respectively. In June 2012, CIO identified a portion of the synthetic credit portfolio that aggregated to a notional amount of approximately $12 billion; subsequent losses of $240 million are included in these amounts.

(c)
Includes realized gains and losses and unrealized losses on physical commodities inventories that are generally carried at the lower of cost or market (market approximates fair value), subject to any applicable fair value hedge accounting adjustments, and gains and losses on commodity derivatives and other financial instruments that are carried at fair value through income. Commodity derivatives are frequently used to manage the Firm’s risk exposure to its physical commodities inventories. Gains/(losses) related to commodity fair value hedges were $203 million and $(498) million for the three months ended June 30, 2012 and 2011, respectively. Gains/(losses) related to commodity fair value hedges were $(279) million and $(138) million for the six months ended June 30, 2012 and 2011, respectively.

(d)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, as well as those held in other business segments.

(e)
Principal transactions revenue included debit valuation adjustments (“DVA”) related to derivatives and structured liabilities measured at fair value in IB. DVA gains/(losses) were $755 million and $165 million for the three months ended June 30, 2012 and 2011, and $(152) million and $119 million for the six months ended June 30, 2012 and 2011, respectively.

The following table presents components of asset management, administration and commissions.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Asset management
Investment management fees	$1,499	$1,655	$2,945	$3,149
All other asset management fees	176	148	338	292
Total asset management fees	1,675	1,803	3,283	3,441

Total administration fees(a)	559	579	1,094	1,130

Commission and other fees
Brokerage commissions	585	699	1,240	1,462
All other commissions and fees	642	622	1,236	1,276
Total commissions and fees	1,227	1,321	2,476	2,738
Total asset management, administration and commissions	$3,461	$3,703	$6,853	$7,309

(a)	Includes fees for custody, securities lending, funds services and securities clearance.

Note 7 – Interest income and Interest expense
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, see Note 8 on page 212 of JPMorgan Chase’s 2011 Annual Report.
Details of interest income and interest expense were as follows.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2012		2011	2012	2011
Interest income
Loans	$8,902		$9,140	$18,004	$18,647
Securities	2,101		2,590	4,396	4,806
Trading assets	2,265		2,966	4,659	5,851
Federal funds sold and securities purchased under resale agreements	646		604	1,297	1,147
Securities borrowed	(12)	(c)	30	25	77
Deposits with banks	136		144	288	245
Other assets(a)	61		158	131	306
Total interest income	14,099		15,632	28,800	31,079
Interest expense
Interest-bearing deposits	737		1,123	1,459	2,045
Short-term and other liabilities(b)	513		890	922	1,708
Long-term debt	1,538		1,581	3,260	3,169
Beneficial interests issued by consolidated VIEs	165		202	347	416
Total interest expense	2,953		3,796	5,988	7,338
Net interest income	11,146		11,836	22,812	23,741
Provision for credit losses	214		1,810	940	2,979
Net interest income after provision for credit losses	$10,932		$10,026	$21,872	$20,762

(a)	Predominantly margin loans.

(b)	Includes brokerage customer payables.

(c)	Negative interest income for the three months ended June 30, 2012, is a result of increased client-driven demand for certain securities combined with the impact of low interest rates.

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

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended June 30, (in millions)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost
Benefits earned during the period	$68	$62	$9	$9	$—	$—
Interest cost on benefit obligations	121	113	31	35	11	13
Expected return on plan assets	(223)	(197)	(34)	(36)	(23)	(22)
Amortization:
Net (gain)/loss	73	41	8	12	(2)	—
Prior service cost/(credit)	(10)	(11)	—	(1)	—	(2)
Net periodic defined benefit cost	29	8	14	19	(14)	(11)
Other defined benefit pension plans(a)	3	4	1	5	NA	NA
Total defined benefit plans	32	12	15	24	(14)	(11)
Total defined contribution plans	107	89	75	65	NA	NA
Total pension and OPEB cost included in compensation expense	$139	$101	$90	$89	$(14)	$(11)

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Six months ended June 30, (in millions)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost
Benefits earned during the period	$136	$124	$19	$18	$—	$—
Interest cost on benefit obligations	227	226	62	68	22	26
Expected return on plan assets	(418)	(395)	(67)	(72)	(45)	(44)
Amortization:
Net (gain)/loss	145	82	17	24	—	—
Prior service cost/(credit)	(21)	(21)	—	(1)	—	(4)
Net periodic defined benefit cost	69	16	31	37	(23)	(22)
Other defined benefit pension plans(a)	7	11	3	9	NA	NA
Total defined benefit plans	76	27	34	46	(23)	(22)
Total defined contribution plans	188	167	155	143	NA	NA
Total pension and OPEB cost included in compensation expense	$264	$194	$189	$189	$(23)	$(22)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $14.0 billion and $3.1 billion, respectively, as of June 30, 2012, and $11.9 billion and $3.0 billion, respectively, as of December 31, 2011. See Note 19 on pages 189–190 of this Form 10-Q for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the three and six month periods ended June 30, 2012 and 2011.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Cost of prior grants of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$450	$520	$1,032	$1,081
Accrual of estimated costs of RSUs and SARs to be granted in future periods including those to full-career eligible employees	159	207	409	476
Total noncash compensation expense related to employee stock-based incentive plans	$609	$727	$1,441	$1,557
In the first quarter of 2012, in connection with its annual incentive grant, the Firm granted 57 million RSUs and 14 million SARs with weighted-average grant date fair values of $35.62 per RSU and $8.89 per SAR.

Note 10 – Noninterest expense
The following table presents the components of noninterest expense.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Compensation expense	$7,427	$7,569	$16,040	$15,832
Noncompensation expense:
Occupancy expense	1,080	935	2,041	1,913
Technology, communications and equipment expense	1,282	1,217	2,553	2,417
Professional and outside services	1,857	1,866	3,652	3,601
Marketing	642	744	1,322	1,403
Other expense(a)	2,487	4,299	7,319	7,242
Amortization of intangibles	191	212	384	429
Total noncompensation expense	7,539	9,273	17,271	17,005
Total noninterest expense	$14,966	$16,842	$33,311	$32,837

(a)
Included litigation expense of $323 million and $1.9 billion for the three months ended June 30, 2012 and 2011, and $3.0 billion and $3.0 billion for the six months ended June 30, 2012 and 2011, respectively.

Note 11 – Securities
Securities are primarily classified as AFS or trading. Securities classified as trading are discussed in Note 3 on pages 119–133 of this Form 10-Q. Predominantly all of the AFS securities portfolio is held by CIO in connection with its asset-liability management objectives. At June 30, 2012, the average credit rating of the debt securities comprising the AFS portfolio was
AA+ (based on external ratings where available and internal ratings which correspond to ratings as defined by S&P and Moody’s). For additional information regarding AFS securities, see Note 12 on pages 225–230 of JPMorgan Chase’s 2011 Annual Report.
Realized gains and losses
The following table presents realized gains and losses and other-than-temporary impairment (“OTTI”) losses that were recognized in income from AFS securities.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Realized gains	$1,687	$881	$2,436	$1,033
Realized losses	(617)	(31)	(823)	(51)
Net realized gains(a)	1,070	850	1,613	982
Other-than-temporary impairment losses (“OTTI”):
Credit-related(b)	(19)	(13)	(26)	(43)
Securities the Firm intends to sell(c)	(37)	—	(37)	—
Total OTTI losses recognized in income	(56)	(13)	(63)	(43)
Net securities gains	$1,014	$837	$1,550	$939

(a)	Proceeds from securities sold were within approximately 4% of amortized cost for both the three and six months ended June 30, 2012 and 2011.

(b)
Includes OTTI losses recognized in income on certain prime mortgage-backed securities for the three months ended June 30, 2012, certain obligations of U.S. states and municipalities and prime mortgage-backed securities for the six months ended June 30, 2012, and on certain prime mortgage-backed securities for the three and six months ended June 30, 2011.

(c)	Represents the excess of the amortized cost over the fair value of certain non-U.S. corporate debt securities the Firm intends to sell.
The amortized costs and estimated fair values of AFS and held-to-maturity (“HTM”) securities were as follows for the dates indicated.

	June 30, 2012					December 31, 2011
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses		Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses		Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$90,844	$5,112	$1		$95,955	$101,968	$5,141	$2		$107,107
Residential:
Prime and Alt-A	2,687	58	174	(c)	2,571	2,170	54	218	(c)	2,006
Subprime	262	2	—		264	1	—	—		1
Non-U.S.	69,735	472	294		69,913	66,067	170	687		65,550
Commercial	10,529	670	7		11,192	10,632	650	53		11,229
Total mortgage-backed securities	174,057	6,314	476		179,895	180,838	6,015	960		185,893
U.S. Treasury and government agencies(a)	11,633	111	1		11,743	8,184	169	2		8,351
Obligations of U.S. states and municipalities	19,111	1,526	97	(c)	20,540	15,404	1,184	48		16,540
Certificates of deposit	2,989	5	1		2,993	3,017	—	—		3,017
Non-U.S. government debt securities	53,223	412	32		53,603	44,944	402	81		45,265
Corporate debt securities(b)	45,868	287	540		45,615	63,607	216	1,647		62,176
Asset-backed securities:
Collateralized loan obligations	25,306	387	140		25,553	24,474	553	166		24,861
Other	11,919	127	13		12,033	15,779	251	57		15,973
Total available-for-sale debt securities	344,106	9,169	1,300	(c)	351,975	356,247	8,790	2,961	(c)	362,076
Available-for-sale equity securities	2,591	20	1		2,610	2,693	14	2		2,705
Total available-for-sale securities	$346,697	$9,189	$1,301	(c)	$354,585	$358,940	$8,804	$2,963	(c)	$364,781
Total held-to-maturity securities	$10	$1	$—		$11	$12	$1	$—		$13

(a)	Includes total U.S. government-sponsored enterprise obligations with fair values of $80.8 billion and $89.3 billion at June 30, 2012, and December 31, 2011, respectively.

(b)	Consists primarily of bank debt including sovereign government-guaranteed bank debt.

(c)
Includes a total of $166 million and $91 million (pretax) of unrealized losses related to prime mortgage-backed securities and obligations of U. S. states and municipalities for which credit losses have been recognized in income at June 30, 2012, and prime mortgage-backed securities for which credit losses have been recognized in income at December 31, 2011, respectively. These unrealized losses are not credit-related and remain reported in AOCI.

Securities impairment
The following tables present the fair value and gross unrealized losses for AFS securities by aging category at June 30, 2012, and December 31, 2011.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
June 30, 2012 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$646	$1	$—	$—	$646	$1
Residential:
Prime and Alt-A	412	4	1,062	170	1,474	174
Subprime	—	—	—	—	—	—
Non-U.S.	13,714	63	11,806	231	25,520	294
Commercial	744	7	—	—	744	7
Total mortgage-backed securities	15,516	75	12,868	401	28,384	476
U.S. Treasury and government agencies	5,373	1	—	—	5,373	1
Obligations of U.S. states and municipalities	1,119	97	—	—	1,119	97
Certificates of deposit	1,103	1	—	—	1,103	1
Non-U.S. government debt securities	13,982	26	1,355	6	15,337	32
Corporate debt securities	8,619	119	13,406	421	22,025	540
Asset-backed securities:
Collateralized loan obligations	5,499	47	4,240	93	9,739	140
Other	2,195	5	859	8	3,054	13
Total available-for-sale debt securities	53,406	371	32,728	929	86,134	1,300
Available-for-sale equity securities	171	1	—	—	171	1
Total securities with gross unrealized losses	$53,577	$372	$32,728	$929	$86,305	$1,301

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2011 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$2,724	$2	$—	$—	$2,724	$2
Residential:
Prime and Alt-A	649	12	970	206	1,619	218
Subprime	—	—	—	—	—	—
Non-U.S.	30,500	266	25,176	421	55,676	687
Commercial	837	53	—	—	837	53
Total mortgage-backed securities	34,710	333	26,146	627	60,856	960
U.S. Treasury and government agencies	3,369	2	—	—	3,369	2
Obligations of U.S. states and municipalities	147	42	40	6	187	48
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	11,901	66	1,286	15	13,187	81
Corporate debt securities	22,230	901	9,585	746	31,815	1,647
Asset-backed securities:
Collateralized loan obligations	5,610	49	3,913	117	9,523	166
Other	4,735	40	1,185	17	5,920	57
Total available-for-sale debt securities	82,702	1,433	42,155	1,528	124,857	2,961
Available-for-sale equity securities	338	2	—	—	338	2
Total securities with gross unrealized losses	$83,040	$1,435	$42,155	$1,528	$125,195	$2,963

Other-than-temporary impairment
The following table presents OTTI losses that are included in the securities gains and losses table above.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Debt securities the Firm does not intend to sell that have credit losses
Total OTTI(a)	$(103)	$—	$(113)	$(27)
Losses recorded in/(reclassified from) AOCI	84	(13)	87	(16)
Total credit-related losses recognized in income(b)	$(19)	$(13)	$(26)	$(43)
Securities the Firm intends to sell(c)	(37)	—	(37)	—
Total OTTI losses recognized in income	$(56)	$(13)	$(63)	$(43)

(a)
For initial OTTI, represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, represents additional declines in fair value subsequent to previously recorded OTTI, if applicable.

(b)
Represents the credit loss component on certain prime mortgage-backed securities for the three months ended June 30, 2012, certain obligations of U. S. states and municipalities and prime mortgage-backed securities for the six months ended June 30, 2012, and on certain prime mortgage-backed securities for the three and six months ended June 30, 2011, that the Firm does not intend to sell. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value if there has been a decline in expected cash flows.

(c)	Represents the excess of the amortized cost over the fair value of certain non-U.S. corporate debt securities the Firm intends to sell.
Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the three and six months ended June 30, 2012 and 2011, of the credit loss component of OTTI losses that have been recognized in income, related to debt securities that the Firm does not intend to sell.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Balance, beginning of period	$715	$662	$708	$632
Newly credit-impaired securities	14	—	20	4
Losses reclassified from other comprehensive income on previously credit-impaired securities	5	13	6	39
Balance, end of period	$734	$675	$734	$675
Gross unrealized losses
Gross unrealized losses have generally decreased since December 31, 2011, including those that have been in an unrealized loss position for 12 months or more. Except for certain securities that the Firm intends to sell for which the unrealized losses have been recognized in income during the second quarter of 2012, as of June 30, 2012, the Firm does not intend to sell the securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities reported in the table above for which credit losses have been recognized in income, the

Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of June 30, 2012.
Following is a description of the Firm’s principal AFS securities positions with the most significant unrealized losses that have existed for 12 months or more as of June 30, 2012, and the key assumptions used in the Firm’s estimate of the present value of the cash flows expected to be collected from these investments.
Mortgage-backed securities – Prime and Alt-A nonagency
As of June 30, 2012, gross unrealized losses related to prime and Alt-A residential mortgage-backed securities issued by private issuers were $174 million, of which $170 million related to securities that have been in an unrealized loss position for 12 months or more. The Firm has recognized OTTI on securities that are backed primarily by mortgages with higher credit risk characteristics based on collateral type, vintage and geographic concentration. The remaining securities that have not experienced OTTI generally either do not possess all of these characteristics or have sufficient credit enhancements to protect the investments. These credit enhancements are primarily in the form of subordination, which is a form of structural enhancement where realized losses associated with assets held in the vehicle that issued the securities are allocated to the various tranches of securities and considers the relative priority of claims on the assets and earnings of the issuing vehicle. The average credit enhancements associated with the below investment-grade positions that have experienced OTTI losses and those that have not are 7% and 17%, respectively.
The Firm’s cash flow estimates are based on a loan-level analysis that considers housing prices, loan-to-value (“LTV”) ratio, loan type, geographical location of the underlying property and unemployment rates, among other factors. The weighted-average underlying conditional default rate on the positions was forecasted to be 31%; the related weighted-average loss severity forecast was 50%; and estimated prepayment speeds ranged from 3% to 35%. Based on the results of this analysis, an OTTI loss of $19 million and $20 million was recognized for the three and six months ended June 30, 2012, respectively, on certain securities due to their higher loss assumptions, and the unrealized loss of $174 million is considered temporary as management believes that the credit enhancement levels for those securities remain sufficient to support the Firm’s investment.
Mortgage-backed securities – Non-U.S.
As of June 30, 2012, gross unrealized losses related to non-U.S. residential mortgage-backed securities were $294 million, of which $231 million related to securities that have been in an unrealized loss position for 12 months or more. Substantially all of these securities are rated “AAA,” “AA” or “A” and primarily represent mortgage exposures in the United Kingdom and the Netherlands. The key assumptions used in analyzing non-U.S. residential mortgage-backed securities for potential credit losses include credit enhancements, loss severities, conditional default rates, and prepayment speeds. Credit enhancement is primarily in the form of subordination and was approximately 9% of the outstanding principal balance of securitized mortgage loans, compared with expected lifetime losses of 1% of the outstanding principal. In assessing potential credit losses, the weighted-average conditional default rate was forecasted to be approximately 1%, the related weighted-average loss severity was forecasted at approximately 30% and prepayment speeds ranged from 10% to 15%. The unrealized loss is considered temporary, based on management’s assessment that the estimated future cash flows together with the credit enhancement levels for those securities remain sufficient to support the Firm’s investment.
Corporate debt securities
As of June 30, 2012, gross unrealized losses related to corporate debt securities were $540 million, of which $421 million related to securities that have been in an unrealized loss position for 12 months or more. Substantially all of the corporate debt securities are currently rated investment-grade, including those in an unrealized loss position. Various factors were considered in assessing whether the Firm expects to recover the amortized cost of corporate debt securities including, but not limited to, the strength of issuer credit ratings, the financial condition of guarantors and the length of time and the extent to which a security’s fair value has been less than its amortized cost. The fair values of securities in an unrealized loss position were on average within approximately 3% of amortized cost. Based on management’s assessment, the Firm expects to recover the entire amortized cost basis of all corporate debt securities that the Firm does not intend to sell as of June 30, 2012. In addition, during the three and six months ended June 30, 2012, the Firm recorded losses of $$37 million and $$37 million, respectively, on corporate debt securities based on the Firm’s intention to sell certain of these securities.

Asset-backed securities – Collateralized loan obligations
As of June 30, 2012, gross unrealized losses related to CLOs were $140 million, of which $93 million related to securities that were in an unrealized loss position for 12 months or more. Overall, unrealized losses have decreased since December 31, 2011, predominantly due to spread tightening. Substantially all of these securities are rated “AAA,” “AA” or “A” and have an average credit enhancement of 31%. The Firm assumed conditional default rates of 2%, based on current default trends for the collateral underlying the securities. The unrealized loss is considered temporary, based on management’s assessment that the estimated future cash flows together with the credit enhancement levels for those securities remain sufficient to support the Firm’s investment.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at June 30, 2012, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

By remaining maturity June 30, 2012 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$150	$10,159	$8,021	$155,727	$174,057
Fair value	150	10,221	8,331	161,193	179,895
Average yield(b)	1.51%	2.15%	2.76%	3.51%	3.39%
U.S. Treasury and government agencies(a)
Amortized cost	$7,244	$2,705	$1,684	$—	$11,633
Fair value	7,245	2,806	1,692	—	11,743
Average yield(b)	0.31%	2.38%	1.30%	—%	0.94%
Obligations of U.S. states and municipalities
Amortized cost	$562	$429	$759	$17,361	$19,111
Fair value	562	465	805	18,708	20,540
Average yield(b)	1.70%	6.45%	5.67%	6.48%	6.31%
Certificates of deposit
Amortized cost	$2,938	$51	$—	$—	$2,989
Fair value	2,940	53	—	—	2,993
Average yield(b)	4.48%	3.28%	—%	—%	4.46%
Non-U.S. government debt securities
Amortized cost	$23,341	$18,391	$7,815	$3,676	$53,223
Fair value	23,352	18,528	8,004	3,719	53,603
Average yield(b)	1.18%	1.97%	2.57%	3.09%	1.79%
Corporate debt securities
Amortized cost	$8,348	$26,083	$11,370	$67	$45,868
Fair value	8,338	26,027	11,177	73	45,615
Average yield(b)	2.12%	3.26%	4.40%	4.61%	3.34%
Asset-backed securities
Amortized cost	$1	$3,126	$18,953	$15,145	$37,225
Fair value	1	3,141	19,171	15,273	37,586
Average yield(b)	2.43%	2.01%	1.97%	2.39%	2.14%
Total available-for-sale debt securities
Amortized cost	$42,584	$60,944	$48,602	$191,976	$344,106
Fair value	42,588	61,241	49,180	198,966	351,975
Average yield(b)	1.45%	2.60%	2.80%	3.68%	3.09%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$2,591	$2,591
Fair value	—	—	—	2,610	2,610
Average yield(b)	—%	—%	—%	0.43%	0.43%
Total available-for-sale securities
Amortized cost	$42,584	$60,944	$48,602	$194,567	$346,697
Fair value	42,588	61,241	49,180	201,576	354,585
Average yield(b)	1.45%	2.60%	2.80%	3.64%	3.07%
Total held-to-maturity securities
Amortized cost	$—	$8	$2	$—	$10
Fair value	—	9	2	—	11
Average yield(b)	—%	6.89%	6.60%	—%	6.83%

(a)	U.S. government agencies and U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at June 30, 2012.

(b)
The average yield is calculated using the effective yield of each security at the end of the period, weighted based on the amortized cost of each security. The effective yield includes the contractual coupon, amortization of premiums and accretion of discounts, and the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable. The effective yield excludes unscheduled principal prepayments; and accordingly, actual maturities of securities may differ from their contractual or expected maturities as certain securities may be prepaid.

(c)
Includes securities with no stated maturity. Substantially all of the Firm’s residential mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately three years for agency residential mortgage-backed securities, two years for agency residential collateralized mortgage obligations and three years for nonagency residential collateralized mortgage obligations.

Note 12 – Securities financing activities
For a discussion of accounting policies relating to securities financing activities, see Note 13 on page 231 of JPMorgan Chase’s 2011 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, see Note 4 on pages 133–135 of this Form 10-Q.
The following table details the Firm’s securities financing agreements, all of which are accounted for as collateralized financings during the periods presented.

(in millions)	June 30, 2012	December 31, 2011
Securities purchased under resale agreements(a)	$254,920	$235,000
Securities borrowed(b)	138,209	142,462
Securities sold under repurchase agreements(c)	$241,931	$197,789
Securities loaned	18,733	14,214

(a)	At June 30, 2012, and December 31, 2011, included resale agreements of $32.9 billion and $24.9 billion, respectively, accounted for at fair value.

(b)	At June 30, 2012, and December 31, 2011, included securities borrowed of $11.5 billion and $15.3 billion, respectively, accounted for at fair value.

(c)	At June 30, 2012, and December 31, 2011, included repurchase agreements of $15.5 billion and $9.5 billion, respectively, accounted for at fair value.
The amounts reported in the table above were reduced by $107.0 billion and $115.7 billion at June 30, 2012, and December 31, 2011, respectively, as a result of agreements in effect that meet the specified conditions for net presentation under applicable accounting guidance.
For further information regarding assets pledged and collateral received in securities financing agreements, see Note 22 on page 196 of this Form 10-Q.

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
For a detailed discussion of loans, including accounting policies, see Note 14 on pages 231–252 of JPMorgan Chase’s 2011 Annual Report. See Note 4 on pages 133–135 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 on pages 119–133 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.

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
• Home equity – junior lien
• Prime mortgage, including
     option ARMs
• Subprime mortgage
Other consumer loans
• Auto(c)
• Business banking(c)
• Student and other
Residential real estate – PCI
• Home equity
• Prime mortgage
• Subprime mortgage
• Option ARMs
• Credit card loans

(a)	Includes loans reported in IB, CB, TSS and AM business segments and in Corporate/Private Equity.

(b)	Includes loans reported in RFS, auto and student loans reported in Card, and residential real estate loans reported in the AM business segment and in Corporate/Private Equity.

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

The following table summarizes the Firm’s loan balances by portfolio segment.

	June 30, 2012					December 31, 2011
(in millions)	Wholesale	Consumer, excluding credit card	Credit card(a)	Total		Wholesale	Consumer, excluding credit card	Credit card(a)	Total
Retained	$298,888	$300,046	$124,593	$723,527	(b)	$278,395	$308,427	$132,175	$718,997	(b)
Held-for-sale	922	—	112	1,034		2,524	—	102	2,626
At fair value	3,010	—	—	3,010		2,097	—	—	2,097
Total	$302,820	$300,046	$124,705	$727,571		$283,016	$308,427	$132,277	$723,720

(a)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(b)
Loans (other than PCI loans and those for which the fair value option has been selected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $2.6 billion and $2.7 billion at June 30, 2012, and December 31, 2011, respectively.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. These tables exclude loans recorded at fair value. On an ongoing basis, the Firm manages its exposure to credit risk. Selling loans is one way that the Firm reduces its credit exposures.

	2012				2011
Three months ended June 30, (in millions)	Wholesale	Consumer, excluding credit card	Credit card	Total	Wholesale	Consumer, excluding credit card	Credit card	Total
Purchases	$253	$1,854	$—	$2,107	$218	$1,668	$—	$1,886
Sales	809	985	—	1,794	805	401	—	1,206
Retained loans reclassified to held-for-sale	55	—	120	175	123	—	—	123

	2012				2011
Six months ended June 30, (in millions)	Wholesale	Consumer, excluding credit card	Credit card	Total	Wholesale	Consumer, excluding credit card	Credit card	Total
Purchases	$574	$3,613	$—	$4,187	$341	$3,660	$—	$4,001
Sales	1,672	1,342	—	3,014	1,682	658	—	2,340
Retained loans reclassified to held-for-sale	117	—	1,043	1,160	300	—	1,912	2,212
The following table provides information about gains/(losses) on loan sales by portfolio segment.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Wholesale	$36	$80	$68	$141
Consumer, excluding credit card	42	28	74	53
Credit card	6	(4)	(12)	(24)
Total net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)	$84	$104	$130	$170

(a)	Excludes sales related to loans accounted for at fair value.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers from large corporate and institutional clients to certain high-net worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned each loan. For further information on these risk ratings, see Notes 14 and 15 on pages 231–255 of JPMorgan Chase’s 2011 Annual Report.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate
(in millions, except ratios)	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
Loans by risk ratings
Investment-grade	$57,669	$52,428	$38,077	$33,920
Noninvestment-grade:
Noncriticized	44,984	38,644	15,918	15,972
Criticized performing(a)	2,078	2,254	3,120	3,906
Criticized nonaccrual(a)	775	889	765	886
Total noninvestment-grade	47,837	41,787	19,803	20,764
Total retained loans	$105,506	$94,215	$57,880	$54,684
% of total criticized to total retained loans(a)	2.70%	3.34%	6.71%	8.76%
% of nonaccrual loans to total retained loans(a)	0.73	0.94	1.32	1.62
Loans by geographic distribution(b)
Total non-U.S.	$33,082	$30,813	$1,749	$1,497
Total U.S.	72,424	63,402	56,131	53,187
Total retained loans	$105,506	$94,215	$57,880	$54,684

Loan delinquency(c)
Current and less than 30 days past due and still accruing	$104,582	$93,060	$56,953	$53,387
30–89 days past due and still accruing	120	266	117	327
90 or more days past due and still accruing(d)	29	—	45	84
Criticized nonaccrual(a)	775	889	765	886
Total retained loans	$105,506	$94,215	$57,880	$54,684

(a)
Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/“Caa1” and lower, as defined by S&P and Moody’s, respectively, which may differ from criticized exposure as defined by regulatory agencies.

(b)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(c)
The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality. For a discussion of more significant risk factors, see Note 14 on page 235 of JPMorgan Chase’s 2011 Annual Report.

(d)	Represents loans that are considered well-collateralized and therefore still accruing interest.

(e)	Other primarily includes loans to SPEs and loans to private banking clients. See Note 1 on pages 182–183 of JPMorgan Chase’s 2011 Annual Report for additional information on SPEs.
The following table presents additional information on the real estate class of loans within the Wholesale portfolio segment for the periods indicated. For further information on real estate loans, see Note 14 on pages 231–252 of JPMorgan Chase’s 2011 Annual Report.

(in millions, except ratios)	Multifamily		Commercial lessors
	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
Real estate retained loans	$35,225	$32,524	$15,087	$14,444
Criticized exposure(a)	1,869	2,451	1,621	1,662
% of criticized exposure to total real estate retained loans(a)	5.31%	7.54%	10.74%	11.51%
Criticized nonaccrual(a)	$346	$412	$306	$284
% of criticized nonaccrual to total real estate retained loans(a)	0.98%	1.27%	2.03%	1.97%

(a)
Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/“Caa1” and lower, as defined by S&P and Moody’s, respectively, which may differ from criticized exposure as defined by regulatory agencies.

(table continued from previous page)

Financial institutions		Government agencies		Other(e)		Total retained loans
Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011

$28,696	$28,804	$7,881	$7,421	$79,698	$74,497	$212,021	$197,070

8,797	9,132	376	378	9,231	7,583	79,306	71,709
186	246	4	4	369	808	5,757	7,218
17	37	12	16	235	570	1,804	2,398
9,000	9,415	392	398	9,835	8,961	86,867	81,325
$37,696	$38,219	$8,273	$7,819	$89,533	$83,458	$298,888	$278,395
0.54%	0.74%	0.19%	0.26%	0.67%	1.65%	2.53%	3.45%
0.05	0.10	0.15	0.20	0.26	0.68	0.60	0.86

$28,670	$29,996	$1,090	$583	$38,610	$32,275	$103,201	$95,164
9,026	8,223	7,183	7,236	50,923	51,183	195,687	183,231
$37,696	$38,219	$8,273	$7,819	$89,533	$83,458	$298,888	$278,395

$37,661	$38,129	$8,258	$7,780	$88,103	$81,802	$295,557	$274,158
18	51	3	23	1,176	1,072	1,434	1,739
—	2	—	—	19	14	93	100
17	37	12	16	235	570	1,804	2,398
$37,696	$38,219	$8,273	$7,819	$89,533	$83,458	$298,888	$278,395

(table continued from previous page)

Commercial construction and development		Other		Total real estate loans
Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
$3,055	$3,148	$4,513	$4,568	$57,880	$54,684
196	297	199	382	3,885	4,792
6.42%	9.43%	4.41%	8.36%	6.71%	8.76%
$22	$69	$91	$121	$765	$886
0.72%	2.19%	2.02%	2.65%	1.32%	1.62%

Wholesale impaired loans and loan modifications
Wholesale impaired loans include loans that have been placed on nonaccrual status and/or that have been modified in a troubled debt restructuring (“TDR”). All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on page 176 of this Form 10-Q.
The table below provides information about the Firm’s wholesale impaired loans.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
Impaired loans
With an allowance	$640	$828	$569	$621	$5	$21	$12	$16	$111	$473	$1,337	$1,959
Without an allowance(a)	258	177	214	292	11	18	—	—	126	103	609	590
Total impaired loans	$898	$1,005	$783	$913	$16	$39	$12	$16	$237	$576	$1,946	$2,549
Allowance for loan losses related to impaired loans	$250	$276	$119	$148	$3	$5	$7	$10	$28	$77	$407	$516
Unpaid principal balance of impaired loans(b)	1,577	1,705	948	1,124	33	63	13	17	370	1,008	2,941	3,917

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at June 30, 2012, and December 31, 2011. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

The following table presents the Firm’s average impaired loans for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Commercial and industrial	$892	$1,426	$905	$1,486
Real estate	850	2,101	865	2,421
Financial institutions	20	67	24	81
Government agencies	12	23	14	22
Other	299	635	347	635
Total(a)	$2,073	$4,252	$2,155	$4,645

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three and six months ended June 30, 2012 and 2011.

Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. For further information, see Note 14 on pages 233–234 and 238–239 of JPMorgan Chase’s 2011 Annual Report.
The following table provides information about the Firm’s wholesale loans that have been modified in TDRs as of the dates presented.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
Loans modified in TDRs	$464	$531	$121	$176	$—	$2	$11	$16	$19	$25	$615	$750
TDRs on nonaccrual status	341	415	88	128	—	—	11	16	18	19	458	578
Additional commitments to lend to borrowers whose loans have been modified in TDRs	201	147	—	—	—	—	—	—	—	—	201	147

TDR activity rollforward
The following tables reconcile the beginning and ending balances of wholesale loans modified in TDRs for the periods presented and provide information regarding the nature and extent of modifications during those periods.

Three months ended June 30, (in millions)	Commercial and industrial		Real estate		Other (b)		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Beginning balance of TDRs	$419	$156	$148	$270	$97	$23	$664	$449
New TDRs	52	$573	7	20	3	6	62	599
Increases to existing TDRs	19	17	—	4	—	—	19	21
Charge-offs post-modification	(6)	—	—	—	(7)	—	(13)	—
Sales and other(a)	(20)	(63)	(34)	(5)	(63)	(1)	(117)	(69)
Ending balance of TDRs	$464	$683	$121	$289	$30	$28	$615	$1,000

Six months ended June 30, (in millions)	Commercial and industrial		Real estate		Other (b)		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Beginning balance of TDRs	$531	$212	$176	$907	$43	$24	$750	$1,143
New TDRs	56	$582	10	60	66	6	132	648
Increases to existing TDRs	20	19	—	4	—	—	20	23
Charge-offs post-modification	(15)	(6)	(2)	(142)	(7)	—	(24)	(148)
Sales and other(a)	(128)	(124)	(63)	(540)	(72)	(2)	(263)	(666)
Ending balance of TDRs	$464	$683	$121	$289	$30	$28	$615	$1,000

(a)
Sales and other are largely sales and paydowns, but also includes performing loans restructured at market rates that were removed from the reported TDR balance of $17 million and none during the three months ended June 30, 2012 and 2011, respectively, and $40 million and $78 million during the six months ended June 30, 2012 and 2011, respectively.

(b)	Includes loans to Financial institutions, Government agencies and Other.

Financial effects of modifications and redefaults
Loans modified as TDRs are typically term or payment extensions and, to a lesser extent, deferrals of principal and/or interest on commercial and industrial and real estate loans. For the three months ended June 30, 2012 and 2011, the average term extension granted on loans with term or payment extensions was 1.3 years and 3.6 years, respectively. The weighted-average remaining term for all loans modified during these periods was 2.8 years and 5.3 years, respectively. For the six months ended June 30, 2012 and 2011, the average term extension granted on loans with term or payment extensions was 1.3 years and 3.5 years, respectively. The weighted-average remaining term for all loans modified during these periods was 3.6 years and 5.1 years, respectively. Wholesale TDR loans that redefaulted within one year of the modification were $30 million and $41 million during the three months ended June 30, 2012 and 2011, respectively, and $76 million and $83 million during the six months ended June 30, 2012 and 2011, respectively. A payment default is deemed to occur when the borrower has not made a loan payment by its scheduled due date after giving effect to any contractual grace period.

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
The table below provides information about consumer retained loans by class, excluding the Credit card loan portfolio segment.

(in millions)	Jun 30, 2012	Dec 31, 2011
Residential real estate – excluding PCI
Home equity:
Senior lien	$20,708	$21,765
Junior lien	52,125	56,035
Mortgages:
Prime, including option ARMs	76,064	76,196
Subprime	8,945	9,664
Other consumer loans
Auto	48,468	47,426
Business banking	18,218	17,652
Student and other	12,907	14,143
Residential real estate – PCI
Home equity	21,867	22,697
Prime mortgage	14,395	15,180
Subprime mortgage	4,784	4,976
Option ARMs	21,565	22,693
Total retained loans	$300,046	$308,427

Delinquency rates are a primary credit quality indicator for consumer loans, excluding credit card. Other indicators that are taken into consideration for consumer loans, excluding credit card, include:

•
For residential real estate loans, including both non-PCI and PCI portfolios: The current estimated LTV ratio, or the combined LTV ratio in the case of loans with a junior lien; the geographic distribution of the loan collateral; and the borrowers’ current or “refreshed” FICO score.

•	For scored auto, scored business banking and student loans: The geographic distribution of the loans.

•	For risk-rated business banking and auto loans: The risk rating of the loan; the geographic considerations relevant to the loan; and whether the loan is considered to be criticized and/or nonaccrual.

•	For all business banking loans: The industry specific conditions relevant to the loans.
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

Residential real estate – excluding PCI loans
	Home equity
(in millions, except ratios)	Senior lien		Junior lien
	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012		Dec 31, 2011
Loan delinquency(a)
Current	$19,976	$20,992	$50,898		$54,533
30–149 days past due	348	405	1,018		1,272
150 or more days past due	384	368	209		230
Total retained loans	$20,708	$21,765	$52,125		$56,035
% of 30+ days past due to total retained loans	3.53%	3.55%	2.35%		2.68%
90 or more days past due and still accruing	$—	$—	$—		$—
90 or more days past due and government guaranteed(b)	—	—	—		—
Nonaccrual loans	492	495	2,123	(g)	792
Current estimated LTV ratios(c)(d)(e)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$279	$341	$5,984		$6,463
Less than 660	133	160	1,815		2,037
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	633	663	8,054		8,775
Less than 660	235	241	2,242		2,510
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	1,735	1,850	10,511		11,433
Less than 660	553	601	2,437		2,616
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	14,627	15,350	18,267		19,326
Less than 660	2,513	2,559	2,815		2,875
U.S. government-guaranteed	—	—	—		—
Total retained loans	$20,708	$21,765	$52,125		$56,035
Geographic region
California	$2,937	$3,066	$11,959		$12,851
New York	2,948	3,023	10,342		10,979
Florida	942	992	2,784		3,006
Illinois	1,441	1,495	3,542		3,785
Texas	2,777	3,027	1,672		1,859
New Jersey	673	687	3,042		3,238
Arizona	1,267	1,339	2,356		2,552
Washington	691	714	1,771		1,895
Ohio	1,649	1,747	1,218		1,328
Michigan	991	1,044	1,297		1,400
All other(f)	4,392	4,631	12,142		13,142
Total retained loans	$20,708	$21,765	$52,125		$56,035

(a)
Individual delinquency classifications included mortgage loans insured by U.S. government agencies as follows: current includes $2.8 billion and $3.0 billion; 30–149 days past due includes $2.3 billion and $2.3 billion; and 150 or more days past due includes $10.8 billion and $10.3 billion at June 30, 2012, and December 31, 2011, respectively.

(b)
These balances, which are 90 days or more past due but insured by U.S. government agencies, are excluded from nonaccrual loans. In predominately all cases, 100% of the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. These amounts are excluded from nonaccrual loans because reimbursement of insured and guaranteed amounts is proceeding normally. At June 30, 2012, and December 31, 2011, these balances included $7.6 billion and $7.0 billion, respectively, of loans that are no longer accruing interest because interest has been curtailed by the U.S. government agencies although, in predominantly all cases, 100% of the principal is still insured. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate.

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

(d)	Junior lien represents combined LTV, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property.

(e)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm at least on a quarterly basis.

(f)	At June 30, 2012, and December 31, 2011, included mortgage loans insured by U.S. government agencies of $15.9 billion and $15.6 billion, respectively.

(g)
Includes $1.5 billion of performing junior liens at June 30, 2012, that are subordinate to senior liens that are 90 days or more past due; such junior liens are now being reported as nonaccrual loans based upon regulatory guidance issued in the first quarter of 2012. Of the total, $1.3 billion were current at June 30, 2012. Prior periods have not been restated.

(h)
At June 30, 2012, and December 31, 2011, excluded mortgage loans insured by U.S. government agencies of $13.0 billion and $12.6 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(table continued from previous page)

Mortgages
Prime, including option ARMs				Subprime		Total residential real estate – excluding PCI
Jun 30, 2012		Dec 31, 2011		Jun 30, 2012	Dec 31, 2011	Jun 30, 2012		Dec 31, 2011

$59,722		$59,855		$7,204	$7,585	$137,800		$142,965
3,187		3,475		686	820	5,239		5,972
13,155		12,866		1,055	1,259	14,803		14,723
$76,064		$76,196		$8,945	$9,664	$157,842		$163,660
4.36%	(h)	4.96%	(h)	19.46%	21.51%	4.44%	(h)	4.97%	(h)
$—		$—		$—	$—	$—		$—
11,940		11,516		—	—	11,940		11,516
3,139		3,462		1,544	1,781	7,298		6,530

$3,011		$3,168		$324	$367	$9,598		$10,339
1,304		1,416		899	1,061	4,151		4,674

4,417		4,626		484	506	13,588		14,570
1,636		1,636		1,189	1,284	5,302		5,671

8,359		9,343		764	817	21,369		23,443
2,354		2,349		1,448	1,556	6,792		7,122

34,796		33,849		1,761	1,906	69,451		70,431
4,328		4,225		2,076	2,167	11,732		11,826
15,859		15,584		—	—	15,859		15,584
$76,064		$76,196		$8,945	$9,664	$157,842		$163,660

$17,602		$18,029		$1,360	$1,463	$33,858		$35,409
10,683		10,200		1,143	1,217	25,116		25,419
4,475		4,565		1,117	1,206	9,318		9,769
3,856		3,922		364	391	9,203		9,593
2,896		2,851		274	300	7,619		8,037
2,055		2,042		427	461	6,197		6,428
1,146		1,194		181	199	4,950		5,284
1,807		1,878		192	209	4,461		4,696
424		441		214	234	3,505		3,750
886		909		227	246	3,401		3,599
30,234		30,165		3,446	3,738	50,214		51,676
$76,064		$76,196		$8,945	$9,664	$157,842		$163,660

The following table represents the Firm’s delinquency statistics for junior lien home equity loans and lines as of June 30, 2012, and December 31, 2011.

	Delinquencies
June 30, 2012 (in millions, except ratios)	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
HELOCs:(a)
Within the revolving period(b)	$506	$240	$166	$44,358	2.06%
Within the required amortization period	41	14	19	1,908	3.88
HELOANs	144	73	24	5,859	4.11
Total	$691	$327	$209	$52,125	2.35%

	Delinquencies
December 31, 2011 (in millions, except ratios)	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
HELOCs:(a)
Within the revolving period(b)	$606	$314	$173	$47,760	2.29%
Within the required amortization period	45	19	15	1,636	4.83
HELOANs	188	100	42	6,639	4.97
Total	$839	$433	$230	$56,035	2.68%
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

Impaired loans
The table below sets forth information about the Firm’s residential real estate impaired loans, excluding PCI loans. These loans are considered to be impaired as they have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on page 176 of this Form 10-Q.

	Home equity				Mortgages				Total residential real estate – excluding PCI
(in millions)	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
Impaired loans
With an allowance	$544	$319	$684	$622	$5,545	$4,332	$3,298	$3,047	$10,071	$8,320
Without an allowance(a)	16	16	78	35	547	545	186	172	827	768
Total impaired loans(b)	$560	$335	$762	$657	$6,092	$4,877	$3,484	$3,219	$10,898	$9,088
Allowance for loan losses related to impaired loans	$191	$80	$188	$141	$162	$4	$273	$366	$814	$591
Unpaid principal balance of impaired loans(c)	684	433	1,191	994	7,629	6,190	5,116	4,827	14,620	12,444
Impaired loans on nonaccrual status	77	77	147	159	992	922	788	832	2,004	1,990

(a)	Represents collateral-dependent residential mortgage loans that are charged off to the fair value of the underlying collateral less cost to sell.

(b)
At June 30, 2012, and December 31, 2011, $5.4 billion and $4.3 billion, respectively, of loans modified subsequent to repurchase from Government National Mortgage Association (“Ginnie Mae”) in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Services (“RHS”)) were excluded from loans accounted for as TDRs. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)
Represents the contractual amount of principal owed at June 30, 2012, and December 31, 2011. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

The following table presents average impaired loans and the related interest income reported by the Firm.

Three months ended June 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2012	2011	2012	2011	2012	2011
Home equity
Senior lien	$390	$274	$3	$2	$—	$1
Junior lien	734	488	7	4	1	1
Mortgages
Prime, including option ARMs	5,469	3,540	55	33	5	3
Subprime	3,394	3,047	45	37	6	3
Total residential real estate – excluding PCI	$9,987	$7,349	$110	$76	$12	$8

Six months ended June 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2012	2011	2012	2011	2012	2011
Home equity
Senior lien	$363	$258	$6	$5	$1	$1
Junior lien	710	425	13	8	2	1
Mortgages
Prime, including option ARMs	5,209	3,081	104	59	10	6
Subprime	3,305	2,958	87	71	10	6
Total residential real estate – excluding PCI	$9,587	$6,722	$210	$143	$23	$14

(a)
Generally, interest income on loans modified in TDRs is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms. As of June 30, 2012 and 2011, $866 million and $938 million, respectively, were loans on which the borrowers had not yet made six payments under their modified terms and other TDRs placed on nonaccrual status under regulatory guidance.

Loan modifications
In accordance with the terms of the global settlement, which became effective on April 5, 2012, the Firm expects to provide approximately $500 million of refinancing relief to certain “underwater” borrowers under the Refi Program and approximately $3.7 billion of additional relief for certain borrowers under the Consumer Relief Program, including reductions of principal on first and second liens.
The purpose of the Refi Program is to allow eligible borrowers who are current on their mortgage loans to refinance their existing loans; such borrowers are otherwise unable to do so because they have no equity or, in many cases, negative equity in their homes. Under the Refi Program, the interest rate on each loan that is refinanced may be reduced either for the remaining life of the loan or for five years. The Firm has determined that it will reduce the interest rates on loans that it refinances under the Refi Program for the remaining lives of those loans. Most of the refinancings are not expected to result in term extensions and so, in that regard, are more similar to loan modifications than to traditional refinancings. A significant portion of the refinancings expected to be performed under the Refi Program had been finalized as of June 30, 2012.

The Firm continues to modify first and second lien loans under the Consumer Relief Program. These loan modifications are primarily expected to be executed under the terms of either the U.S. Treasury’s Making Home Affordable (“MHA”) programs (e.g., HAMP, 2MP) or one of the Firm’s proprietary modification programs. For further information on the global settlement, see Business changes and developments in Note 2 on pages 117–118 and Mortgage Foreclosure Investigations and Litigation in Note 23 on page 203 of this Form 10-Q.
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

Three months ended June 30, (in millions)	Home equity				Mortgages				Total residential real estate – (excluding PCI)
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Beginning balance of TDRs	$338	$257	$706	$425	$5,018	$3,269	$3,226	$2,989	$9,288	$6,940
New TDRs(a)	231	46	93	152	1,209	614	362	234	1,895	1,046
Charge-offs post-modification(b)	(4)	(4)	(6)	(25)	(26)	(33)	(43)	(52)	(79)	(114)
Foreclosures and other liquidations (e.g., short sales)	—	—	(2)	(2)	(28)	(25)	(23)	(17)	(53)	(44)
Principal payments and other	(5)	(2)	(29)	(12)	(81)	(65)	(38)	(25)	(153)	(104)
Ending balance of TDRs	$560	$297	$762	$538	$6,092	$3,760	$3,484	$3,129	$10,898	$7,724
Permanent modifications	$527	$261	$756	$517	$5,808	$3,390	$3,333	$2,843	$10,424	$7,011
Trial modifications	$33	$36	$6	$21	$284	$370	$151	$286	$474	$713

Six months ended June 30, (in millions)	Home equity				Mortgages				Total residential real estate – (excluding PCI)
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Beginning balance of TDRs	$335	$226	$657	$283	$4,877	$2,084	$3,219	$2,751	$9,088	$5,344
New TDRs(a)	243	83	189	320	1,490	1,874	484	576	2,406	2,853
Charge-offs post-modification(b)	(9)	(7)	(23)	(40)	(60)	(56)	(94)	(117)	(186)	(220)
Foreclosures and other liquidations (e.g., short sales)	—	—	(5)	(5)	(57)	(41)	(60)	(35)	(122)	(81)
Principal payments and other	(9)	(5)	(56)	(20)	(158)	(101)	(65)	(46)	(288)	(172)
Ending balance of TDRs	$560	$297	$762	$538	$6,092	$3,760	$3,484	$3,129	$10,898	$7,724
Permanent modifications	$527	$261	$756	$517	$5,808	$3,390	$3,333	$2,843	$10,424	$7,011
Trial modifications	$33	$36	$6	$21	$284	$370	$151	$286	$474	$713

(a)	Any permanent modification of a loan previously reported as a new TDR as the result of a trial modification is not also reported as a new TDR.

(b)	Includes charge-offs on unsuccessful trial modifications.

Nature and extent of modifications
MHA, as well as the Firm’s proprietary modification programs, generally provide various concessions to financially troubled borrowers including, but not limited to,

interest rate reductions, term or payment extensions and deferral of principal and/or interest payments that would otherwise have been required under the terms of the original agreement.

The following tables provide information about how residential real estate loans, excluding PCI loans, were modified during the periods presented.

Three months ended June 30,	Home equity				Mortgages				Total residential real estate - (excluding PCI)
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Number of loans approved for a trial modification, but not permanently modified	185	66	161	59	632	85	636	179	1,614	389
Number of loans permanently modified	2,467	346	2,048	2,557	3,754	1,717	4,654	1,332	12,923	5,952
Concession granted:(a)
Interest rate reduction	87%	78%	86%	95%	87%	52%	68%	80%	80%	78%
Term or payment extension	34	79	84	80	63	63	35	72	51	73
Principal and/or interest deferred	3	4	16	20	15	19	6	18	10	18
Principal forgiveness	3	10	11	26	15	3	38	13	21	16
Other(b)	2	36	6	9	43	60	6	29	16	30

Six months ended June 30,	Home equity				Mortgages				Total residential real estate - (excluding PCI)
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Number of loans approved for a trial modification, but not permanently modified	248	151	303	133	870	209	900	448	2,321	941
Number of loans permanently modified	2,697	527	3,864	5,256	4,704	5,698	5,844	2,085	17,109	13,566
Concession granted:(a)
Interest rate reduction	85%	77%	90%	96%	85%	30%	71%	82%	81%	65%
Term or payment extension	40	79	76	81	67	60	41	71	56	71
Principal and/or interest deferred	4	5	18	20	19	11	7	17	13	15
Principal forgiveness	5	8	9	24	16	1	37	10	20	11
Other(b)	3	38	5	9	36	78	6	30	14	42

(a)	As a percentage of the number of loans modified. The sum of the percentages exceeds 100% because predominantly all of the modifications include more than one type of concession.

(b)	Represents variable interest rate to fixed interest rate modifications.

Financial effects of modifications and redefaults
The following tables provide information about the financial effects of the various concessions granted in modifications of residential real estate loans, excluding PCI, and also about redefaults of certain loans modified in TDRs for the periods presented.

Three months ended June 30, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – (excluding PCI)
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Weighted-average interest rate of loans with interest rate reductions – before TDR	7.27%	7.29%	5.65%	5.55%	6.28%	6.24%	7.61%	8.29%	6.68%	6.72%
Weighted-average interest rate of loans with interest rate reductions – after TDR	4.87	3.74	1.99	1.52	3.99	2.93	4.42	3.61	4.07	2.89
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	19	17	21	20	25	25	23	23	24	23
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	30	31	32	35	35	36	32	36	34	36
Charge-offs recognized upon permanent modification	$1	$—	$6	$39	$9	$16	$7	$5	$23	$60
Principal deferred	2	2	7	11	60	32	20	15	89	60
Principal forgiven	2	1	7	25	65	4	138	12	212	42
Number of loans that redefaulted within one year of permanent modification(a)	84	45	356	205	232	272	437	475	1,109	997
Balance of loans that redefaulted within one year of permanent modification(a)	$6	$3	$12	$11	$72	$79	$47	$71	$137	$164

Six months ended June 30, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – (excluding PCI)
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Weighted-average interest rate of loans with interest rate reductions – before TDR	7.24%	7.33%	5.64%	5.46%	6.20%	6.19%	7.79%	8.27%	6.66%	6.62%
Weighted-average interest rate of loans with interest rate reductions – after TDR	4.74	3.62	1.84	1.44	3.70	2.91	4.25	3.65	3.76	2.83
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	20	17	21	21	25	25	24	23	24	24
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	30	30	32	35	35	33	32	35	34	34
Charge-offs recognized upon permanent modification	$2	$—	$12	$74	$23	$34	$12	$8	$49	$116
Principal deferred	4	2	14	20	101	59	31	26	150	107
Principal forgiven	4	1	11	44	93	5	175	15	283	65
Number of loans that redefaulted within one year of permanent modification(a)	140	83	724	369	458	563	733	1,069	2,055	2,084
Balance of loans that redefaulted within one year of permanent modification(a)	$10	$7	$26	$17	$130	$162	$81	$163	$247	$349

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
The primary performance indicator for TDRs is the rate at which modified loans redefault. At June 30, 2012, the cumulative redefault rates of residential real estate loans, excluding PCI loans, based upon permanent modifications completed after October 1, 2009 that are seasoned more than six months are 21% for senior lien home equity, 16% for junior lien home equity, 14% for prime mortgages including option ARMs, and 26% for subprime mortgages.

At June 30, 2012, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 5.6 years for senior lien home equity, 6.7 years for junior lien home equity, 9.2 years for prime mortgage, including option ARMs and 7.2 years for subprime mortgage. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Other consumer loans
The tables below provide information for other consumer retained loan classes, including auto, business banking and student loans.

(in millions, except ratios)	Auto		Business banking		Student and other				Total other consumer
	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012		Dec 31, 2011		Jun 30, 2012		Dec 31, 2011
Loan delinquency(a)
Current	$48,034	$46,891	$17,775	$17,173	$11,731		$12,905		$77,540		$76,969
30–119 days past due	429	528	273	326	706		777		1,408		1,631
120 or more days past due	5	7	170	153	470		461		645		621
Total retained loans	$48,468	$47,426	$18,218	$17,652	$12,907		$14,143		$79,593		$79,221
% of 30+ days past due to total retained loans	0.90%	1.13%	2.43%	2.71%	1.90%	(d)	1.76%	(d)	1.41%	(d)	1.59%	(d)
90 or more days past due and still accruing (b)	$—	$—	$—	$—	$547		$551		$547		$551
Nonaccrual loans	101	118	587	694	83		69		771		881
Geographic region
California	$4,744	$4,413	$1,621	$1,342	$1,176		$1,261		$7,541		$7,016
New York	3,708	3,616	2,806	2,792	1,304		1,401		7,818		7,809
Florida	1,951	1,881	436	313	590		658		2,977		2,852
Illinois	2,561	2,496	1,398	1,364	785		851		4,744		4,711
Texas	4,564	4,467	2,723	2,680	929		1,053		8,216		8,200
New Jersey	1,887	1,829	375	376	431		460		2,693		2,665
Arizona	1,597	1,495	1,141	1,165	287		316		3,025		2,976
Washington	765	735	190	160	235		249		1,190		1,144
Ohio	2,592	2,633	1,468	1,541	821		880		4,881		5,054
Michigan	2,166	2,282	1,387	1,389	583		637		4,136		4,308
All other	21,933	21,579	4,673	4,530	5,766		6,377		32,372		32,486
Total retained loans	$48,468	$47,426	$18,218	$17,652	$12,907		$14,143		$79,593		$79,221
Loans by risk ratings(c)
Noncriticized	$7,746	$6,775	$12,547	$11,749	NA		NA		$20,293		$18,524
Criticized performing	172	166	727	817	NA		NA		899		983
Criticized nonaccrual	4	3	456	524	NA		NA		460		527

(a)	Loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) are included in the delinquency classifications presented based on their payment status.

(b)	These amounts represent student loans, which are insured by U.S. government agencies under the FFELP. These amounts were accruing as reimbursement of insured amounts is proceeding normally.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(d)
June 30, 2012, and December 31, 2011, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $931 million and $989 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

Other consumer impaired loans and loan modifications
The tables below set forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

(in millions)	Auto		Business banking		Total other consumer(c)
	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
Impaired loans
With an allowance	$86	$88	$630	$713	$716	$801
Without an allowance(a)	—	3	—	—	—	3
Total impaired loans	$86	$91	$630	$713	$716	$804
Allowance for loan losses related to impaired loans	$13	$12	$177	$225	$190	$237
Unpaid principal balance of impaired loans(b)	121	126	728	822	849	948
Impaired loans on nonaccrual status	39	41	473	551	512	592

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at June 30, 2012, and December 31, 2011. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(c)	There were no impaired student and other loans at June 30, 2012, and December 31, 2011.

The following table presents average impaired loans for the periods presented.

(in millions)	Average impaired loans(b)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Auto	$88	$92	$90	$95
Business banking	646	764	667	768
Total other consumer(a)	$734	$856	$757	$863

(a)	There were no impaired student and other loans for the three or six months ended June 30, 2012 and 2011.

(b)	The related interest income on impaired loans, including those on a cash basis, was not material for the three or six months ended June 30, 2012 and 2011.

Loan modifications
The following table provides information about the Firm’s other consumer loans modified in TDRs. All of these TDRs are reported as impaired loans in the tables above.

(in millions)	Auto		Business banking		Total other consumer(c)
	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
Loans modified in troubled debt restructurings(a)(b)	$86	$88	$366	$415	$452	$503
TDRs on nonaccrual status	39	38	209	253	248	291

(a)	These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of June 30, 2012, and December 31, 2011, were immaterial.

(c)	There were no student and other loans modified in TDRs at June 30, 2012, and December 31, 2011.

TDR activity rollforward
The following tables reconcile the beginning and ending balances of other consumer loans modified in TDRs for the periods presented.

Three months ended June 30, (in millions)	Auto		Business banking		Total other consumer
	2012	2011	2012	2011	2012	2011
Beginning balance of TDRs	$91	$90	$378	$408	$469	$498
New TDRs	10	12	21	62	31	74
Charge-offs	(2)	(1)	(2)	(1)	(4)	(2)
Foreclosures and other liquidations	—	—	—	(2)	—	(2)
Principal payments and other	(13)	(13)	(31)	(38)	(44)	(51)
Ending balance of TDRs	$86	$88	$366	$429	$452	$517

Six months ended June 30, (in millions)	Auto		Business banking		Total other consumer
	2012	2011	2012	2011	2012	2011
Beginning balance of TDRs	$88	$91	$415	$395	$503	$486
New TDRs	27	25	34	118	61	143
Charge-offs	(4)	(3)	(5)	(2)	(9)	(5)
Foreclosures and other liquidations	—	—	—	(2)	—	(2)
Principal payments and other	(25)	(25)	(78)	(80)	(103)	(105)
Ending balance of TDRs	$86	$88	$366	$429	$452	$517

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

The balance of business banking loans modified in TDRs that experienced a payment default, and for which the payment default occurred within one year of the modification, was $14 million and $21 million, during the three months ended June 30, 2012 and 2011, respectively, and $25 million and $45 million, during the six months ended June 30, 2012 and 2011, respectively; the corresponding balance of redefaulted auto loans modified in TDRs was insignificant. A payment default is deemed to occur as follows: (1) for scored auto and business banking loans, when the loan is two payments past due; and (2) for risk-rated business banking loans and auto loans, when the borrower has not made a loan payment by its scheduled due date after giving effect to the contractual grace period, if any.

The following table provides information about the financial effects of the various concessions granted in modifications of other consumer loans for the periods presented.

	Three months ended June 30,				Six months ended June 30,
	Auto		Business banking		Auto		Business banking
	2012	2011	2012	2011	2012	2011	2012	2011
Weighted-average interest rate of loans with interest rate reductions – before TDR	12.55%	11.61%	8.24%	7.45%	10.99%	11.65%	8.14%	7.40%
Weighted-average interest rate of loans with interest rate reductions – after TDR	5.10	5.86	6.03	5.62	4.71	5.71	6.07	5.59
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	NM	NM	0.7	1.7	NM	NM	1.0	1.6
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	NM	NM	1.9	2.5	NM	NM	2.5	2.7

Purchased credit-impaired loans
For a detailed discussion of PCI loans, including the related accounting policies, see Note 14 on pages 231–252 of JPMorgan Chase’s 2011 Annual Report.

Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

(in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
Carrying value(a)	$21,867	$22,697	$14,395	$15,180	$4,784	$4,976	$21,565	$22,693	$62,611	$65,546
Related allowance for loan losses(b)	1,908	1,908	1,929	1,929	380	380	1,494	1,494	5,711	5,711
Loan delinquency (based on unpaid principal balance)
Current	$21,518	$22,682	$11,620	$12,148	$4,366	$4,388	$17,260	$17,919	$54,764	$57,137
30–149 days past due	858	1,130	758	912	629	782	1,207	1,467	3,452	4,291
150 or more days past due	1,282	1,252	2,556	3,000	1,774	2,059	5,829	6,753	11,441	13,064
Total loans	$23,658	$25,064	$14,934	$16,060	$6,769	$7,229	$24,296	$26,139	$69,657	$74,492
% of 30+ days past due to total loans	9.05%	9.50%	22.19%	24.36%	35.50%	39.30%	28.96%	31.45%	21.38%	23.30%
Current estimated LTV ratios (based on unpaid principal balance)(c)(d)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$5,616	$5,915	$2,094	$2,313	$446	$473	$2,190	$2,509	$10,346	$11,210
Less than 660	3,092	3,299	2,175	2,319	1,773	1,939	4,025	4,608	11,065	12,165
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	5,106	5,393	3,127	3,328	442	434	3,665	3,959	12,340	13,114
Less than 660	2,112	2,304	2,136	2,314	1,365	1,510	3,575	3,884	9,188	10,012
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	3,271	3,482	1,507	1,629	348	372	3,490	3,740	8,616	9,223
Less than 660	1,208	1,264	1,331	1,457	1,130	1,197	2,972	3,035	6,641	6,953
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	2,292	2,409	1,184	1,276	199	198	2,167	2,189	5,842	6,072
Less than 660	961	998	1,380	1,424	1,066	1,106	2,212	2,215	5,619	5,743
Total unpaid principal balance	$23,658	$25,064	$14,934	$16,060	$6,769	$7,229	$24,296	$26,139	$69,657	$74,492
Geographic region (based on unpaid principal balance)
California	$14,282	$15,091	$8,477	$9,121	$1,566	$1,661	$12,715	$13,565	$37,040	$39,438
New York	1,120	1,179	969	1,018	675	709	1,483	1,548	4,247	4,454
Florida	2,164	2,307	1,136	1,265	724	812	2,812	3,201	6,836	7,585
Illinois	529	558	475	511	373	411	642	702	2,019	2,182
Texas	417	455	158	168	388	405	125	140	1,088	1,168
New Jersey	444	471	424	445	277	297	907	969	2,052	2,182
Arizona	439	468	237	254	114	126	327	362	1,117	1,210
Washington	1,293	1,368	356	388	152	160	604	649	2,405	2,565
Ohio	29	32	76	79	105	114	100	111	310	336
Michigan	75	81	226	239	176	187	252	268	729	775
All other	2,866	3,054	2,400	2,572	2,219	2,347	4,329	4,624	11,814	12,597
Total unpaid principal balance	$23,658	$25,064	$14,934	$16,060	$6,769	$7,229	$24,296	$26,139	$69,657	$74,492

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

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

Approximately 20% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following tables represent delinquency statistics for PCI junior lien home equity loans and lines of credit based on unpaid principal balance as of June 30, 2012, and December 31, 2011.

	Delinquencies
June 30, 2012 (in millions, except ratios)	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
HELOCs:(a)
Within the revolving period(b)	$376	$217	$574	$17,010	6.86%
Within the required amortization period(c)	21	11	11	549	7.83
HELOANs	40	21	43	1,203	8.65
Total	$437	$249	$628	$18,762	7.00%

	Delinquencies
December 31, 2011 (in millions, except ratios)	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
HELOCs:(a)
Within the revolving period(b)	$500	$296	$543	$18,246	7.34%
Within the required amortization period(c)	16	11	5	400	8.00
HELOANs	53	29	44	1,327	9.50
Total	$569	$336	$592	$19,973	7.50%

(a)	In general, HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to a loan with a 20-year amortization period.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Predominantly all of these loans have been modified to provide a more affordable payment to the borrower.
The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the three and six months ended June 30, 2012 and 2011, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. This table excludes the cost to fund the PCI portfolios, and therefore does not represent net interest income expected to be earned on these portfolios.

(in millions, except ratios)	Total PCI
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Beginning balance	$19,717	$18,816	$19,072	$19,097
Accretion into interest income	(638)	(706)	(1,296)	(1,410)
Changes in interest rates on variable-rate loans	(33)	(181)	(173)	(213)
Other changes in expected cash flows(a)	521	154	1,964	609
Balance at June 30	$19,567	$18,083	$19,567	$18,083
Accretable yield percentage	4.45%	4.36%	4.47%	4.32%

(a)
For the three and six months ended June 30, 2012, other changes in expected cash flows were principally driven by the impact of modifications, but also related to changes in prepayment assumptions. For the three and six months ended June 30, 2011, other changes in expected cash flows were principally driven by changes in prepayment assumptions.

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

The table below sets forth information about the Firm’s credit card loans.

(in millions, except ratios)	Jun 30, 2012	Dec 31, 2011
Loan delinquency
Current and less than 30 days past due and still accruing	$121,931	$128,464
30–89 days past due and still accruing	1,369	1,808
90 or more days past due and still accruing	1,292	1,902
Nonaccrual loans	1	1
Total retained credit card loans	$124,593	$132,175
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.14%	2.81%
% of 90+ days past due to total retained loans	1.04	1.44
Credit card loans by geographic region
California	$16,659	$17,598
New York	9,995	10,594
Texas	9,866	10,239
Florida	7,037	7,583
Illinois	7,205	7,548
New Jersey	5,259	5,604
Ohio	4,877	5,202
Pennsylvania	4,426	4,779
Michigan	3,705	3,994
Virginia	3,097	3,298
All other	52,467	55,736
Total retained credit card loans	$124,593	$132,175
Percentage of portfolio based on carrying value with estimated refreshed FICO scores(a)
Equal to or greater than 660	84.0%	81.4%
Less than 660	16.0	18.6

(a)
Refreshed FICO scores are estimated based on a statistically significant random sample of credit card accounts in the credit card portfolio for the periods shown. The Firm obtains refreshed FICO scores at least quarterly.

Credit card impaired loans and loan modifications
For a detailed discussion of impaired credit card loans, including credit card loan modifications, see Note 14 on pages 231–252 of JPMorgan Chase’s 2011 Annual Report.

The table below sets forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

(in millions)	Jun 30, 2012	Dec 31, 2011
Impaired credit card loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$5,116	$6,075
Modified credit card loans that have reverted to pre-modification payment terms(d)	678	1,139
Total impaired credit card loans	$5,794	$7,214
Allowance for loan losses related to impaired credit card loans	$1,977	$2,727

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)
Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms. At June 30, 2012, and December 31, 2011, $404 million and $762 million, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. Based on the Firm’s historical experience a substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. The remaining $274 million and $377 million at June 30, 2012, and December 31, 2011, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Average impaired credit card loans	$6,196	$8,864	$6,520	$9,177
Interest income on impaired credit card loans	80	121	169	251
Loan modifications
JPMorgan Chase may offer one of a number of loan modification programs to credit card borrowers who are experiencing financial difficulty. The Firm has short-term programs for borrowers who may be in need of temporary relief, and long-term programs for borrowers who are experiencing more fundamental financial difficulties. Most of the credit card loans have been modified under long-term programs. Modifications under long-term programs involve placing the customer on a fixed payment plan, generally for 60 months. Modifications under all short- and long-term programs typically include reducing the interest rate on the credit card. Certain borrowers enrolled in a short-term modification program may be given the option to re-enroll in a long-term program. Substantially all modifications are considered to be TDRs.
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
The following table provides information regarding the nature and extent of modifications of credit card loans for the periods presented.

	New enrollments
	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Short-term programs	$16	$33	$47	$89
Long-term programs	408	619	888	1,445
Total new enrollments	$424	$652	$935	$1,534

Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the period presented.

(in millions, except weighted-average data)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Weighted-average interest rate of loans – before TDR	15.25%	16.11%	15.91%	16.25%
Weighted-average interest rate of loans – after TDR	5.17	5.14	5.36	5.22
Loans that redefaulted within one year of modification(a)	$81	$204	$178	$403

(a)
Represents loans modified in TDRs that experienced a payment default in the period presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the loans become two payments past due. At the time of default, a loan is removed from the modification program and reverts back to its pre-modification terms. Based on historical experience, a substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. In the second quarter of 2012, the Firm revised its policy for recognizing charge-offs on restructured loans that do not comply with their modified payment terms. These loans will now charge-off when they are 120 days past due rather than 180 days past due.
Also based on historical experience, the estimated weighted-average ultimate default rate for modified credit card loans was 35.95% at June 30, 2012, and 35.47% at December 31, 2011.

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

	2012					2011
Six months ended June 30, (in millions)	Wholesale	Consumer, excluding credit card	Credit card		Total	Wholesale	Consumer, excluding credit card	Credit card		Total
Allowance for loan losses
Beginning balance at January 1,	$4,316	$16,294	$6,999		$27,609	$4,761	$16,471	$11,034		$32,266
Gross charge-offs	165	2,188	3,210		5,563	387	2,817	4,762		7,966
Gross recoveries	(151)	(268)	(479)		(898)	(142)	(275)	(726)		(1,143)
Net charge-offs	14	1,920	2,731		4,665	245	2,542	4,036		6,823
Provision for loan losses	38	(423)	1,231		846	(414)	2,446	1,036		3,068
Other	9	(8)	—		1	(11)	12	8		9
Ending balance at June 30,	$4,349	$13,943	$5,499		$23,791	$4,091	$16,387	$8,042		$28,520

Allowance for loan losses by impairment methodology
Asset-specific(a)	$407	$1,004	$1,977	(b)	$3,388	$749	$1,049	$3,451	(b)	$5,249
Formula-based	3,942	7,228	3,522		14,692	3,342	10,397	4,591		18,330
PCI	—	5,711	—		5,711	—	4,941	—		4,941
Total allowance for loan losses	$4,349	$13,943	$5,499		$23,791	$4,091	$16,387	$8,042		$28,520

Loans by impairment methodology
Asset-specific	$1,946	$11,614	$5,794		$19,354	$3,380	$7,858	$8,484		$19,722
Formula-based	296,927	225,821	118,799		641,547	240,790	238,317	117,039		596,146
PCI	15	62,611	—		62,626	54	68,994	—		69,048
Total retained loans	$298,888	$300,046	$124,593		$723,527	$244,224	$315,169	$125,523		$684,916

Impaired collateral-dependent loans
Net charge-offs	$46	$51	$—		$97	$59	$53	$—		$112
Carrying value	671	887	—		1,558	1,144	863	—		2,007

Allowance for lending-related commitments
Beginning balance at January 1,	$666	$7	$—		$673	$711	$6	$—		$717
Provision for lending-related commitments	94	—	—		94	(89)	—	—		(89)
Other	(3)	—	—		(3)	(2)	—	—		(2)
Ending balance at June 30,	$757	$7	$—		$764	$620	$6	$—		$626

Allowance for lending-related commitments by impairment methodology
Asset-specific	$181	$—	$—		$181	$144	$—	$—		$144
Formula-based	576	7	—		583	476	6	—		482
Total allowance for lending-related commitments	$757	$7	$—		$764	$620	$6	$—		$626

Lending-related commitments by impairment methodology
Asset-specific	$565	$—	$—		$565	$793	$—	$—		$793
Formula-based	419,076	62,438	534,267		1,015,781	364,896	64,649	535,625		965,170
Total lending-related commitments	$419,641	$62,438	$534,267		$1,016,346	$365,689	$64,649	$535,625		$965,963

(a)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

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
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line-of-Business	Transaction Type	Activity	Form 10-Q page reference
Card	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	177
	Other securitization trusts	Securitization of originated automobile and student loans	177–179
RFS	Mortgage securitization trusts	Securitization of originated and purchased residential mortgages	177–179
IB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, automobile and student loans	177–179
	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	179
	Municipal bond vehicles		179–180
	Credit-related note and asset swap vehicles		180
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on pages 180-181 of this Note and Note 16 on page 263 of JPMorgan Chase’s 2011 Annual Report.
Significant Firm-sponsored variable interest entities
Credit card securitizations
For a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations, see Note 16 on page 257 of JPMorgan Chase’s 2011 Annual Report.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trusts. This includes the Firm’s primary card securitization trust, Chase Issuance Trust. See the table on page 181 of this Note for further information on consolidated VIE assets and liabilities.

Firm-sponsored mortgage and other securitization trusts
The Firm securitizes (or has securitized) originated and purchased residential mortgages, commercial mortgages and other consumer loans (including automobile and student loans) primarily in its IB and Card businesses. Depending on the particular transaction, as well as the respective business involved, the Firm may act as the servicer of the loans and/or retain certain beneficial interest in the securitization trusts.
For a detailed discussion of the Firm’s involvement with Firm-sponsored mortgage and other securitization trusts, as well as the accounting treatment relating to such trusts, see Note 16 on pages 257–259 of JPMorgan Chase’s 2011 Annual Report.

The following table presents the total unpaid principal amount of assets held in Firm-sponsored securitization entities, including those in which the Firm has continuing involvement and those that are consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. See Securitization activity on pages 181–182 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(d)(e)(f)
June 30, 2012(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime(b)	$118.7	$3.4	$93.1	$0.6	$—	$0.6
Subprime	35.9	1.2	29.0	—	—	—
Option ARMs	28.7	0.3	28.4	—	—	—
Commercial and other(c)	132.9	—	89.0	1.5	2.2	3.7
Student	4.0	4.0	—	—	—	—
Total	$320.2	$8.9	$239.5	$2.1	$2.2	$4.3

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(d)(e)(f)
December 31, 2011(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime(b)	$129.9	$2.7	$101.0	$0.6	$—	$0.6
Subprime	39.4	1.4	35.8	—	—	—
Option ARMs	31.4	0.3	31.1	—	—	—
Commercial and other(c)	139.3	—	93.3	1.7	2.0	3.7
Student	4.1	4.1	—	—	—	—
Total	$344.1	$8.5	$261.2	$2.3	$2.0	$4.3

(a)	Excludes U.S. government agency securitizations. See page 182 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)	Includes Alt-A loans.

(c)
Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions.

(d)
The table above excludes the following: retained servicing (see Note 16 on pages 184–187 of this Form 10-Q for a discussion of MSRs); securities retained from loans sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (See Note 5 on pages 136–144 of this Form 10-Q for further information on derivatives); senior and subordinated securities of $188 million and $25 million, respectively, at June 30, 2012, and $110 million and $8 million, respectively, at December 31, 2011, which the Firm purchased in connection with IB’s secondary market-making activities.

(e)	Includes interests held in re-securitization transactions.

(f)
As of June 30, 2012, and December 31, 2011, 66% and 68%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $141 million and $136 million of investment-grade and $438 million and $427 million of noninvestment-grade retained interests at June 30, 2012, and December 31, 2011, respectively. The retained interests in commercial and other securitizations trusts consisted of $3.5 billion and $3.4 billion of investment-grade and $158 million and $283 million of noninvestment-grade retained interests at June 30, 2012, and December 31, 2011, respectively.

Residential mortgages
For a more detailed description of the Firm’s involvement with residential mortgage securitizations, see Note 16 on page 259 of JPMorgan Chase’s 2011 Annual Report.
At June 30, 2012, and December 31, 2011, the Firm did not consolidate the assets of certain Firm-sponsored residential mortgage securitization VIEs, in which the Firm had continuing involvement, primarily due to the fact that the Firm did not hold an interest in these trusts that could potentially be significant to the trusts. See the table on page 181 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
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
Re-securitizations
For a more detailed description of JPMorgan Chase’s
participation in re-securitization transactions, see Note 16 on pages 259–260 of JPMorgan Chase’s 2011 Annual Report.
During the three and six months ended June 30, 2012, the Firm transferred $3.1 billion and $6.0 billion, respectively, of securities to agency VIEs, and zero and $241 million, respectively, of securities to private-label VIEs. During the three and six months ended June 30, 2011, the Firm transferred $8.5 billion and $17.3 billion, respectively, of securities to agency VIEs, and zero and $192 million, respectively, of securities to private-label VIEs.
As of June 30, 2012, and December 31, 2011, the Firm did not consolidate any agency re-securitizations. As of June 30, 2012, and December 31, 2011, the Firm consolidated $145 million and $348 million, respectively, of assets, and $5 million and $139 million, respectively, of liabilities of private-label re-securitizations. See the table on page 181 of this Note for more information on the consolidated re-securitization transactions.

As of June 30, 2012, and December 31, 2011, total assets of nonconsolidated Firm-sponsored private-label re-securitization entities were $1.5 billion and $3.3 billion, respectively. At June 30, 2012, and December 31, 2011, the Firm held approximately $3.0 billion and $3.6 billion, respectively, of interests in nonconsolidated agency re-securitization entities, and $6 million and $14 million, respectively, of senior and subordinated interests in nonconsolidated private-label re-securitization entities. See the table on page 178 of this Note for further information on interests held in nonconsolidated securitizations.
Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, see Note 16 on page 260 of JPMorgan Chase’s 2011 Annual Report.
In the normal course of business, JPMorgan Chase trades and invests in commercial paper, including commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $17.3 billion and $11.3 billion of the commercial paper issued by the Firm-administered multi-seller conduits at June 30, 2012, and December 31, 2011, which was eliminated in consolidation. The Firm’s investments were not driven by market illiquidity and the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm provides lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded portion of these commitments was $12.9 billion and $10.8 billion at June 30, 2012, and December 31, 2011, respectively, which are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 21 on pages 192–196 of this Form 10-Q.
VIEs associated with investor intermediation activities
Municipal bond vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with municipal bond vehicles, see Note 16 on pages 260–261 of JPMorgan Chase’s 2011 Annual Report.

The Firm’s exposure to nonconsolidated municipal bond VIEs at June 30, 2012, and December 31, 2011, including the ratings profile of the VIEs’ assets, was as follows.

(in billions)	Fair value of assets held by VIEs	Liquidity facilities	Excess/(deficit)(a)	Maximum exposure
Nonconsolidated municipal bond vehicles
June 30, 2012	$14.1	$8.0	$6.1	$8.0
December 31, 2011	13.5	7.9	5.6	7.9

	Ratings profile of VIE assets(b)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
	Investment-grade				Noninvestment- grade
(in billions, except where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below
June 30, 2012	$1.6	$11.6	$0.8	$—	$0.1	$14.1	6.2
December 31, 2011	1.5	11.2	0.7	—	0.1	13.5	6.6

(a)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(b)	The ratings scale is based on the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.

Credit-related note and asset swap vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with credit-related note and asset swap vehicles, see Note 16 on pages 261–263 of JPMorgan Chase’s 2011 Annual Report.
Exposure to nonconsolidated credit-related note and asset swap VIEs at June 30, 2012, and December 31, 2011, was as follows.

June 30, 2012 (in billions)	Net derivative receivables	Total exposure(a)	Par value of collateral held by VIEs(b)
Credit-related notes
Static structure	$1.0	$1.0	$5.3
Managed structure	2.6	2.6	6.4
Total credit-related notes	3.6	3.6	11.7
Asset swaps	0.9	0.9	7.5
Total	$4.5	$4.5	$19.2

December 31, 2011 (in billions)	Net derivative receivables	Total exposure(a)	Par value of collateral held by VIEs(b)
Credit-related notes
Static structure	$1.0	$1.0	$9.1
Managed structure	2.7	2.7	7.7
Total credit-related notes	3.7	3.7	16.8
Asset swaps	0.6	0.6	8.6
Total	$4.3	$4.3	$25.4

(a)	On–balance sheet exposure that includes net derivative receivables and trading assets – debt and equity instruments.

(b)
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

The Firm consolidated credit-related note vehicles with collateral fair values of $421 million and $231 million, at June 30, 2012, and December 31, 2011, respectively. These consolidated VIEs included some that were structured by the Firm, where the Firm provides the credit derivative, and some that have been structured by third parties where the Firm is not the credit derivative provider. The Firm consolidated these vehicles, because it held positions in these entities that provided the Firm with control of certain vehicles. The Firm did not consolidate any asset swap vehicles at June 30, 2012, and December 31, 2011.
VIEs sponsored by third parties
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 263 of JPMorgan Chase’s 2011 Annual Report.
Investment in a third-party credit card securitization trust
The Firm holds an interest in a third-party-sponsored VIE, which is a credit card securitization trust that owns credit card receivables issued by a national retailer. The interest is classified as a loan and has a fair value of approximately $1.5 billion and $1.0 billion at June 30, 2012, and December 31, 2011, respectively. The Firm is not the primary beneficiary of the trust as the Firm does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. For more information on loans, see Note 13 on pages 153–175 of this Form 10-Q.
VIE used in FRBNY transaction
In conjunction with the Bear Stearns merger, in June 2008, the Federal Reserve Bank of New York (“FRBNY”) took control, through an LLC formed for this purpose, of a portfolio of $30.0 billion in assets, based on the value of the portfolio as of March 14, 2008. The assets of the LLC were funded by a $28.85 billion term loan from the FRBNY and a $1.15 billion subordinated loan from JPMorgan Chase. The JPMorgan Chase loan is subordinated to the FRBNY loan and will bear the first $1.15 billion of any losses of the portfolio. Any remaining assets in the portfolio after repayment of the FRBNY loan, repayment of the JPMorgan Chase loan and the expense of the LLC will be for the account of the FRBNY. The extent to which the FRBNY and JPMorgan Chase loans will be repaid will depend on the value of the assets in the portfolio and the liquidation strategy directed by the FRBNY. The Firm does not consolidate the LLC, as it does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. In June 2012, the FRBNY loan was repaid in full and the Firm received a partial repayment of its loan. Therefore, during the three and six months ended June 30, 2012, JPMorgan Chase recognized a pretax gain of $545 million and $565 million, respectively, reflecting the expected recovery on the $1.15 billion subordinated loan plus contractual interest.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of June 30, 2012, and December 31, 2011.

	Assets				Liabilities
June 30, 2012 (in billions)	Trading assets – debt and equity instruments	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$46.3	$0.7	$47.0	$27.7	$—	$27.7
Firm-administered multi-seller conduits	—	28.0	0.2	28.2	10.8	—	10.8
Municipal bond vehicles	10.5	—	0.2	10.7	11.4	—	11.4
Mortgage securitization entities(a)	1.2	2.2	—	3.4	2.1	1.2	3.3
Other(b)	1.1	4.0	1.2	6.3	3.1	0.2	3.3
Total	$12.8	$80.5	$2.3	$95.6	$55.1	$1.4	$56.5

	Assets				Liabilities
December 31, 2011 (in billions)	Trading assets – debt and equity instruments	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$50.7	$0.8	$51.5	$32.5	$—	$32.5
Firm-administered multi-seller conduits	—	29.7	0.2	29.9	18.7	—	18.7
Municipal bond vehicles	9.2	—	0.1	9.3	9.2	—	9.2
Mortgage securitization entities(a)	1.4	2.3	—	3.7	2.3	1.3	3.6
Other(b)	1.5	4.1	1.5	7.1	3.3	0.2	3.5
Total	$12.1	$86.8	$2.6	$101.5	$66.0	$1.5	$67.5

(a)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(b)
Primarily comprises student loan securitization entities. The Firm consolidated $4.0 billion and $4.1 billion of student loan securitization entities as of June 30, 2012, and December 31, 2011, respectively.

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

(e)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $32.9 billion and $39.7 billion at June 30, 2012, and December 31, 2011, respectively. The maturities of the long-term beneficial interests as of June 30, 2012, were as follows: $10.9 billion under one year, $16.6 billion between one and five years, and $5.4 billion over five years.

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

Securitization activity
The following tables provide information related to the Firm’s securitization activities for the three and six months ended June 30, 2012 and 2011, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, and sale accounting was achieved based on the accounting rules in effect at the time of the securitization.

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
(in millions, except rates)	Residential mortgage(c)(d)	Commercial and other(e)	Residential mortgage(c)(d)	Commercial and other(e)	Residential mortgage(c)(d)	Commercial and other(e)	Residential mortgage(c)(d)	Commercial and other(e)
Principal securitized	$—	$2,914	$—	$1,447	$—	$2,914	$—	$2,940
All cash flows during the period:
Proceeds from new securitizations(a)	$—	$2,914	$—	$1,530	$—	$2,914	$—	$3,088
Servicing fees collected	171	1	186	1	351	2	412	2
Purchases of previously transferred financial assets (or the underlying collateral)(b)	52	—	305	—	111	—	696	—
Cash flows received on the interests that continue to be held by the Firm	55	40	63	37	108	64	132	81

(a)
Proceeds from commercial mortgage securitizations were received in the form of securities. For the three and six months ended June 30, 2012, $2.9 billion and $2.9 billion, respectively, of commercial mortgage securitizations were classified in level 2 of the fair value hierarchy. For the three and six months ended June 30, 2011, $1.2 billion and $328 million, respectively, and $2.5 billion and $545 million, respectively, of commercial mortgage securitizations were classified in levels 2 and 3 of the fair value hierarchy.

(b)	Includes cash paid by the Firm to reacquire assets from off–balance sheet, nonconsolidated entities – for example, loan repurchases due to representation and warranties and servicer clean-up calls.

(c)	Includes prime, Alt-A, subprime, and option ARMs. Excludes sales for which the Firm did not securitize the loan (including loans sold to Ginnie Mae, Fannie Mae and Freddie Mac).

(d)	There were no residential mortgage securitizations during the three and six months ended June 30, 2012 and 2011.

(e)	Includes commercial and student loan securitizations.

Loans sold to agencies and other third-party-sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans on a nonrecourse basis, predominantly to Ginnie Mae, Fannie Mae and Freddie Mac (the “Agencies”). These loans are sold primarily for the purpose of securitization by the Agencies, which also provide credit enhancement of the loans through certain guarantee provisions. The Firm does not consolidate these securitization vehicles as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. See Note 21 on pages 192–196 of this Form 10-Q for additional information about the Firm’s loans sales- and securitization-related indemnifications.

The following table summarizes the activities related to loans sold to U.S. government-sponsored agencies and third-party-sponsored securitization entities.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Carrying value of loans sold(a)(b)	$44,131	$32,609	$84,090	$71,856
Proceeds received from loan sales as cash	1,412	565	1,960	905
Proceeds from loans sales as securities(c)	42,251	31,511	81,125	69,683
Total proceeds received from loan sales	$43,663	$32,076	$83,085	$70,588
Gains on loan sales	56	30	91	52

(a)	Predominantly to U.S. government agencies.

(b)	MSRs were excluded from the above table. See Note 16 on pages 184–187 of this Form 10-Q for further information on originated MSRs.

(c)	Predominantly includes securities from U.S. government agencies that are generally sold shortly after receipt.

Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 21 on pages 192–196 of this Form 10-Q, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae, as well as for other U.S. government agencies in certain arrangements. The Firm typically elects to repurchase delinquent loans from Ginnie Mae as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated Balance Sheets as a loan with a corresponding liability. As of June 30, 2012, and December 31, 2011, the Firm had recorded on its Consolidated Balance Sheets $15.9 billion and $15.7 billion, respectively, of loans that either had been repurchased or for which the Firm had an option to repurchase. Predominately all of the amounts presented above relate to loans that have been repurchased from Ginnie Mae. Additionally, real estate owned resulting from voluntary repurchases of loans was $1.3 billion and $1.0 billion as of June 30, 2012, and December 31, 2011, respectively. Substantially all of these loans and real estate owned are insured or guaranteed by U.S. government agencies, and where applicable, reimbursement is proceeding normally. For additional information, refer to Note 13 on pages 153–175 of this Form 10-Q and Note 14 on pages 231–252 of JPMorgan Chase’s 2011 Annual Report.

JPMorgan Chase’s interest in securitized assets held at fair value
The following table outlines the key economic assumptions used to determine the fair value, as of June 30, 2012, and December 31, 2011, of certain of the Firm’s retained interests in nonconsolidated VIEs (other than MSRs), that are valued using modeling techniques. The table also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of MSRs, see Note 16 on pages 184–187 of this Form 10-Q.

	Commercial and other
(in millions, except rates and where otherwise noted)	June 30, 2012	December 31, 2011
JPMorgan Chase interests in securitized assets(a)(b)	$3,666	$3,663
Weighted-average life (in years)	5.4	3.0
Weighted-average constant prepayment rate(c)	—%	—%
	CPR	CPR
Impact of 10% adverse change	$—	$—
Impact of 20% adverse change	—	—
Weighted-average loss assumption	0.4%	0.2%
Impact of 10% adverse change	$6	$(61)
Impact of 20% adverse change	(51)	(119)
Weighted-average discount rate	3.8%	28.2%
Impact of 10% adverse change	$(54)	$(75)
Impact of 20% adverse change	(105)	(136)

(a)
The Firm’s interests in prime mortgage securitizations were $579 million and $555 million, as of June 30, 2012, and December 31, 2011, respectively. These include retained interests in Alt-A loans and re-securitization transactions. The Firm’s interests in subprime mortgage securitizations were $50 million and $31 million, as of June 30, 2012, and December 31, 2011, respectively. Additionally, the Firm had interests in option ARM mortgage securitizations of $25 million and $23 million at June 30, 2012, and December 31, 2011, respectively.

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

Loan delinquencies and liquidation losses

The table below includes information about components of nonconsolidated securitized financial assets, in which the Firm has continuing involvement, and delinquencies as of June 30, 2012, and December 31, 2011, respectively; and liquidation losses for the three and six months ended June 30, 2012 and 2011, respectively.

					Liquidation losses
	Securitized assets		90 days past due		Three months ended June 30,		Six months ended June 30,
(in millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	2012	2011	2012	2011
Securitized loans(a)
Residential mortgage:
Prime mortgage(b)	$93,158	$101,004	$20,520	$24,285	$2,125	$1,244	$3,824	$2,734
Subprime mortgage	28,959	35,755	10,732	14,293	320	616	1,121	1,616
Option ARMs	28,425	31,075	8,036	9,999	634	465	1,250	908
Commercial and other	88,994	93,336	3,625	4,836	292	250	521	454
Total loans securitized(c)	$239,536	$261,170	$42,913	$53,413	$3,371	$2,575	$6,716	$5,712

(a)
Total assets held in securitization-related SPEs were $320.2 billion and $344.1 billion, respectively, at June 30, 2012, and December 31, 2011. The $239.5 billion and $261.2 billion, respectively, of loans securitized at June 30, 2012, and December 31, 2011, excludes: $71.8 billion and $74.4 billion, respectively, of securitized loans in which the Firm has no continuing involvement, and $8.9 billion and $8.5 billion, respectively, of loan securitizations consolidated on the Firm’s Consolidated Balance Sheets at June 30, 2012, and December 31, 2011.

(b)	Includes Alt-A loans.

(c)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

Note 16 – Goodwill and other intangible assets
For a discussion of the accounting policies related to goodwill and other intangible assets, see Note 17 on pages 267–271 of JPMorgan Chase’s 2011 Annual Report.
Goodwill and other intangible assets consist of the following:

(in millions)	June 30, 2012	December 31, 2011
Goodwill	$48,131	$48,188
Mortgage servicing rights	7,118	7,223
Other intangible assets:
Purchased credit card relationships	$466	$602
Other credit card-related intangibles	434	488
Core deposit intangibles	472	594
Other intangibles	1,441	1,523
Total other intangible assets	$2,813	$3,207

The following table presents goodwill attributed to the business segments.

(in millions)	June 30, 2012	December 31, 2011
Investment Bank	$5,226	$5,276
Retail Financial Services	16,483	16,489
Card Services & Auto	14,520	14,507
Commercial Banking	2,863	2,864
Treasury & Securities Services	1,668	1,668
Asset Management	6,994	7,007
Corporate/Private Equity	377	377
Total goodwill	$48,131	$48,188

The following table presents changes in the carrying amount of goodwill.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Balance at beginning of period(a)	$48,208	$48,856	$48,188	$48,854
Changes during the period from:
Business combinations	10	11	20	6
Dispositions	(4)	—	(4)	—
Other(b)	(83)	15	(73)	22
Balance at June 30(a)	$48,131	$48,882	$48,131	$48,882

(a)	Reflects gross goodwill balances as the Firm has not recognized any impairment losses to date.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.

Goodwill was not impaired at June 30, 2012, or December 31, 2011, nor was any goodwill written off due to impairment during the six months ended June 30, 2012 and 2011.
The goodwill impairment test is based upon a comparison between the carrying value and fair value of a reporting unit. The Firm uses the reporting units’ allocated equity plus goodwill capital as a proxy for the carrying amounts of equity for the reporting units in the goodwill impairment testing. Reporting unit equity is determined on a similar basis as the allocation of equity to the Firm’s lines of businesses, which primarily considers stand-alone peer comparisons and regulatory capital requirements (under Basel III), although economic risk capital is also considered. Proposed line of business equity levels are incorporated into the Firm’s annual budget process, which is reviewed by the Firm’s Board of Directors. Allocated equity is further reviewed on a periodic basis and updated as needed. For a discussion of the primary method used to estimate the fair values of the reporting units, see Impairment testing on page 268 of JPMorgan Chase’s 2011 Annual Report.
While no impairment of goodwill was recognized, the Firm’s consumer lending businesses in RFS and Card remain at an elevated risk for goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of economic, regulatory and legislative changes. In addition, recent increases in the market cost of equity have affected the estimated value of the Firm’s capital markets businesses in IB. Declines in business performance, increases in equity capital requirements, or increases in the estimated cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
Mortgage servicing rights
Mortgage servicing rights represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. For a further description of the MSR asset, interest rate risk management, and the valuation of MSRs, see Note 17 on pages 267–271 of JPMorgan Chase’s 2011 Annual Report and Note 3 on pages 119–133 of this Form 10-Q.

The following table summarizes MSR activity for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
(in millions, except where otherwise noted)	2012	2011	2012	2011
Fair value at beginning of period	$8,039	$13,093	$7,223	$13,649
MSR activity
Originations of MSRs	524	562	1,096	1,319
Purchase of MSRs	2	29	3	30
Disposition of MSRs	—	—	—	—
Changes due to modeled amortization	(328)	(481)	(681)	(1,044)
Net additions and amortization	198	110	418	305
Changes due to market interest rates	(1,195)	(932)	(551)	(553)
Other changes in valuation due to inputs and assumptions(a)	76	(28)	28	(1,158)
Total change in fair value of MSRs(b)	(1,119)	(960)	(523)	(1,711)
Fair value at June 30(c)	$7,118	$12,243	$7,118	$12,243
Change in unrealized gains/(losses) included in income related to MSRs held at June 30	$(1,119)	$(960)	$(523)	$(1,711)
Contractual service fees, late fees and other ancillary fees included in income	$949	$983	$1,982	$2,008
Third-party mortgage loans serviced at June 30 (in billions)	$868	$949	$868	$949
Servicer advances at June 30 (in billions)(d)	$10.2	$10.9	$10.2	$10.9

(a)
Represents the aggregate impact of changes in model inputs and assumptions such as costs to service, home prices, mortgage spreads, ancillary income, and assumptions used to derive prepayment speeds, as well as changes to the valuation models themselves.

(b)
Includes changes related to commercial real estate of $(3) million and $(2) million for the three months ended June 30, 2012 and 2011, and $(5) million and $(4) million for the six months ended June 30, 2012 and 2011, respectively.

(c)	Includes $26 million and $36 million related to commercial real estate at June 30, 2012 and 2011, respectively.

(d)
Represents amounts the Firm pays as the servicer (e.g., scheduled principal and interest to a trust, taxes and insurance), which will generally be reimbursed within a short period of time after the advance from future cash flows from the trust or the underlying loans. The Firm’s credit risk associated with these advances is minimal because reimbursement of the advances is senior to all cash payments to investors. In addition, the Firm maintains the right to stop payment for certain types of advances with certain investors if the collateral is insufficient to cover the advance.

In the first half of 2011, the Firm determined that the fair value of the MSR asset had declined, reflecting higher estimated future servicing costs related to enhanced servicing processes, particularly loan modification and foreclosure procedures, including costs to comply with Consent Orders entered into with the banking regulators. The increase in the cost to service assumption contemplated significant and prolonged increases in staffing levels in the core and default servicing function, and specifically considered the higher cost to service certain high-risk vintages. These higher estimated future costs resulted in a $1.1 billion decrease in the fair value of the MSR asset during the six months ended June 30, 2011.

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
RFS mortgage fees and related income
Net production revenue:
Production revenue	$1,362	$767	$2,794	$1,446
Repurchase losses	(10)	(223)	(312)	(643)
Net production revenue	1,352	544	2,482	803
Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	1,004	1,011	2,043	2,063
Changes in MSR asset fair value due to modeled amortization	(327)	(478)	(678)	(1,041)
Total operating revenue	677	533	1,365	1,022
Risk management:
Changes in MSR asset fair value due to market interest rates	(1,193)	(932)	(549)	(553)
Other changes in MSR asset fair value due to inputs or assumptions in model(a)	76	(28)	28	(1,158)
Derivative valuation adjustments and other	1,353	983	947	497
Total risk management	236	23	426	(1,214)
Total RFS net mortgage servicing revenue	913	556	1,791	(192)
All other	—	3	2	5
Mortgage fees and related income	$2,265	$1,103	$4,275	$616

(a)
Represents the aggregate impact of changes in model inputs and assumptions such as costs to service, home prices, mortgage spreads, ancillary income, and assumptions used to derive prepayment speeds, as well as changes to the valuation models themselves.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at June 30, 2012, and December 31, 2011; and it outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	June 30, 2012	December 31, 2011
Weighted-average prepayment speed assumption (“CPR”)	16.47%	18.07%
Impact on fair value of 10% adverse change	$(546)	$(585)
Impact on fair value of 20% adverse change	(1,042)	(1,118)
Weighted-average option adjusted spread	7.74%	7.83%
Impact on fair value of 100 basis points adverse change	$(268)	$(269)
Impact on fair value of 200 basis points adverse change	(517)	(518)
CPR: Constant prepayment rate.

The sensitivity analysis in the preceding table is hypothetical and should be used with caution. Changes in fair value based on variation in assumptions generally cannot be easily extrapolated, because the relationship of the change in the assumptions to the change in fair value are often highly interrelated and may not be linear. In this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which would either magnify or counteract the impact of the initial change.
Other intangible assets
The $394 million decrease in other intangible assets during the six months ended June 30, 2012, was predominantly due to $384 million in amortization.

The components of credit card relationships, core deposits and other intangible assets were as follows.

	June 30, 2012			December 31, 2011
(in millions)	Gross amount(a)	Accumulated amortization(a)	Net carrying value	Gross amount	Accumulated amortization	Net carrying value
Purchased credit card relationships	$3,773	$3,307	$466	$3,826	$3,224	$602
Other credit card-related intangibles	844	410	434	844	356	488
Core deposit intangibles	4,133	3,661	472	4,133	3,539	594
Other intangibles(b)	2,401	960	1,441	2,467	944	1,523

(a)	The decrease in the gross amount and accumulated amortization from December 31, 2011, was due to the removal of fully amortized assets.

(b)	Includes intangible assets of approximately $600 million consisting primarily of asset management advisory contracts, which were determined to have an indefinite life and are not amortized.
Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and other intangible assets.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Purchased credit card relationships	$67	$77	$136	$157
Other credit card-related intangibles	27	27	54	53
Core deposit intangibles	61	72	122	144
Other intangibles	36	36	72	75
Total amortization expense	$191	$212	$384	$429

Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and other intangible assets.

For the year (in millions)	Purchased credit card relationships	Other credit card-related intangibles	Core deposit intangibles	Other intangibles	Total
2012(a)	$253	$107	$240	$144	$744
2013	212	103	196	137	648
2014	109	102	102	121	434
2015	23	94	26	101	244
2016	4	34	14	94	146

(a)
Includes $136 million, $54 million, $122 million, and $72 million of amortization expense related to purchased credit card relationships, other credit card related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the six months ended June 30, 2012.

Note 17 – Deposits
For further discussion on deposits, see Note 19 on page 272 of JPMorgan Chase’s 2011 Annual Report.
At June 30, 2012, and December 31, 2011, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	June 30, 2012	December 31, 2011
U.S. offices
Noninterest-bearing	$348,510	$346,670
Interest-bearing:
Demand(a)	39,935	47,075
Savings(b)	379,954	375,051
Time (included $4,463 and $3,861 at fair value)(c)	86,767	82,738
Total interest-bearing deposits	506,656	504,864
Total deposits in U.S. offices	855,166	851,534
Non-U.S. offices
Noninterest-bearing	17,123	18,790
Interest-bearing:
Demand	186,941	188,202
Savings	1,003	687
Time (included $847 and $1,072 at fair value)(c)	55,653	68,593
Total interest-bearing deposits	243,597	257,482
Total deposits in non-U.S. offices	260,720	276,272
Total deposits	$1,115,886	$1,127,806

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4 on pages 198–200 of JPMorgan Chase’s 2011 Annual Report.

Note 18 – Earnings per share
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 24 on page 277 of JPMorgan Chase’s 2011 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2012 and 2011.

(in millions, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic earnings per share
Net income	$4,960	$5,431	$9,884	$10,986
Less: Preferred stock dividends	158	158	315	315
Net income applicable to common equity	4,802	5,273	9,569	10,671
Less: Dividends and undistributed earnings allocated to participating securities	168	206	359	468
Net income applicable to common stockholders	$4,634	$5,067	$9,210	$10,203
Total weighted-average basic shares outstanding	3,808.9	3,958.4	3,813.9	3,970.0
Net income per share	$1.22	$1.28	$2.41	$2.57

Diluted earnings per share
Net income applicable to common stockholders	$4,634	$5,067	$9,210	$10,203
Total weighted-average basic shares outstanding	3,808.9	3,958.4	3,813.9	3,970.0
Add: Employee stock options, SARs and warrants(a)	11.6	24.8	13.1	28.6
Total weighted-average diluted shares outstanding(b)	3,820.5	3,983.2	3,827.0	3,998.6
Net income per share	$1.21	$1.27	$2.41	$2.55

(a)
Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans and the warrants originally issued in 2008 under the U.S. Treasury’s Capital Purchase Program to purchase shares of the Firm’s common stock. The aggregate number of shares issuable upon the exercise of such options and warrants was 159 million and 53 million for the three months ended June 30, 2012 and 2011, respectively, and 164 million and 69 million for the six months ended June 30, 2012 and 2011, respectively.

(b)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.

Note 19 – Accumulated other comprehensive income/(loss)
AOCI includes the after-tax change in unrealized gains and losses on AFS securities, foreign currency translation adjustments (including the impact of related derivatives hedges), cash flow hedging activities, and net loss and prior service costs/(credit) related to the Firm’s defined benefit pension and OPEB plans.

As of or for the three months ended June 30, 2012	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at April 1, 2012	$5,139	(b)	$101	$16	$(2,611)	$2,645
Net change	(325)	(c)	(189)	73	68	(373)
Balance at June 30, 2012	$4,814	(b)	$(88)	$89	$(2,543)	$2,272

As of or for the three months ended June 30, 2011	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at April 1, 2011	$2,247	(b)	$277	$127	$(1,939)	$712
Net change	1,021	(d)	3	(132)	34	926
Balance at June 30, 2011	$3,268	(b)	$280	$(5)	$(1,905)	$1,638

As of or for the six months ended June 30, 2012	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2012	$3,565	(b)	$(26)	$51	$(2,646)	$944
Net change	1,249	(e)	(62)	38	103	1,328
Balance at June 30, 2012	$4,814	(b)	$(88)	$89	$(2,543)	$2,272

As of or for the six months ended June 30, 2011	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2011	$2,498	(b)	$253	$206	$(1,956)	$1,001
Net change	770	(f)	27	(211)	51	637
Balance at June 30, 2011	$3,268	(b)	$280	$(5)	$(1,905)	$1,638

(a)	Represents the after-tax difference between the fair value and amortized cost of securities accounted for as AFS.

(b)
Included after-tax unrealized losses not related to credit on debt securities for which credit losses have been recognized in income of $(101) million, $(48) million, $(56) million, $(62) million, $(65) million and $(81) million at June 30, 2012, April 1, 2012, January 1, 2012, June 30, 2011, April 1, 2011 and January 1, 2011, respectively.

(c)
The net change for the three months ended June 30, 2012, was primarily due to realization of gains on sales of mortgage-backed securities, non-U.S. government debt and obligations of U.S., state and municipalities, partially offset by market value increases driven by the tightening of spreads.

(d)
The net change for the three months ended June 30, 2011, was due primarily to increased market value on agency MBS and municipal securities, partially offset by the widening of spreads on non-U.S. corporate debt and realization of gains.

(e)
The net change for the six months ended June 30, 2012, was due primarily to market value increases driven by the tightening of spreads across the portfolio, partially offset by sales of mortgage-backed securities and non-U.S. government debt.

(f)
The net change for the six months ended June 30, 2011, was due primarily to increased market value on agency MBS and municipal securities, partially offset by the widening of spreads on non-U.S. corporate debt and realization of gains due to portfolio repositioning.

The following table presents the pretax and after-tax changes in the components of other comprehensive income/(loss).

	2012			2011
Three months ended June 30, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on AFS securities:
Net unrealized gains/(losses) arising during the period	$479	$(186)	$293	$2,519	$(986)	$1,533
Reclassification adjustment for realized (gains)/losses included in net income	(1,014)	396	(618)	(837)	325	(512)
Net change	(535)	210	(325)	1,682	(661)	1,021
Translation adjustments:
Translation	(765)	282	(483)	362	(126)	236
Hedges	480	(186)	294	(383)	150	(233)
Net change	(285)	96	(189)	(21)	24	3
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	128	(51)	77	(143)	52	(91)
Reclassification adjustment for realized (gains)/losses included in net income	(5)	1	(4)	(68)	27	(41)
Net change	123	(50)	73	(211)	79	(132)
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	32	(13)	19	12	(9)	3
Reclassification adjustments included in net income:
Prior service costs/(credits)	(10)	4	(6)	(14)	5	(9)
Amortization of net loss	79	(32)	47	53	(12)	41
Foreign exchange and other	12	(4)	8	(3)	2	(1)
Net change	113	(45)	68	48	(14)	34
Total other comprehensive income/(loss)	$(584)	$211	$(373)	$1,498	$(572)	$926

	2012			2011
Six months ended June 30, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on AFS securities:
Net unrealized gains/(losses) arising during the period	$3,597	$(1,403)	$2,194	$2,204	$(862)	$1,342
Reclassification adjustment for realized (gains)/losses included in net income	(1,550)	605	(945)	(934)	362	(572)
Net change	2,047	(798)	1,249	1,270	(500)	770
Translation adjustments:
Translation	(305)	113	(192)	780	(282)	498
Hedges	213	(83)	130	(773)	302	(471)
Net change	(92)	30	(62)	7	20	27
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	87	(34)	53	(156)	57	(99)
Reclassification adjustment for realized (gains)/losses included in net income	(25)	10	(15)	(184)	72	(112)
Net change	62	(24)	38	(340)	129	(211)
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	34	(13)	21	20	(11)	9
Reclassification adjustments included in net income:
Prior service costs/(credits)	(21)	8	(13)	(26)	10	(16)
Amortization of net loss	162	(64)	98	106	(33)	73
Foreign exchange and other	(6)	3	(3)	(25)	10	(15)
Net change	169	(66)	103	75	(24)	51
Total other comprehensive income/(loss)	$2,186	$(858)	$1,328	$1,012	$(375)	$637

Note 20 – Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The OCC establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A.
There are two categories of risk-based capital: Tier 1 capital and Tier 2 capital. Tier 1 capital consists of common stockholders’ equity, perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred capital debt securities, less goodwill and certain other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, subordinated long-term debt and other instruments qualifying as Tier 2 capital, and the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets. Total capital is Tier 1 capital plus Tier 2 capital. Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and Total capital to risk-weighted assets, as well as minimum leverage ratios (which are defined as Tier 1 capital divided by adjusted quarterly average assets). Failure to meet these minimum requirements could cause the Federal Reserve to take action. Banking subsidiaries also are subject to these capital requirements by their respective primary regulators. As of June 30, 2012, and December 31, 2011, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at June 30, 2012, and December 31, 2011. These amounts are determined in accordance with regulations issued by the Federal Reserve and/or OCC. The Firm’s and JPMorgan Chase Bank, N.A.’s capital ratios as of June 30, 2012 have been revised from those previously reported based on regulatory guidance received on August 8, 2012. The revision relates to an adjustment to the Firm’s regulatory capital ratios to reflect regulatory guidance regarding a limited number of market risk models used for certain positions held by the Firm during the first half of the year, including the CIO synthetic credit portfolio.

	JPMorgan Chase & Co.(e)		JPMorgan Chase Bank, N.A.(e)		Chase Bank USA, N.A.(e)		Well-capitalized ratios(f)		Minimum capital ratios(f)
(in millions, except ratios)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Regulatory capital
Tier 1(a)	$148,425	$150,384	$102,958	$98,426	$9,953	$11,903
Total	185,134	188,088	139,907	136,017	13,414	15,448

Assets
Risk-weighted(b)(c)	$1,318,734	$1,221,198	$1,121,191	$1,042,898	$101,877	$107,421
Adjusted average(d)	2,202,487	2,202,087	1,773,165	1,789,194	103,607	106,312

Capital ratios
Tier 1(a)	11.3%	12.3%	9.2%	9.4%	9.8%	11.1%	6.0%		4.0%
Total	14.0	15.4	12.5	13.0	13.2	14.4	10.0		8.0
Tier 1 leverage	6.7	6.8	5.8	5.5	9.6	11.2	5.0	(g)	3.0	(h)

(a)
Approximately $9 billion of outstanding trust preferred capital debt securities were excluded from Tier 1 capital as of June 30, 2012, for JPMorgan Chase, since these securities were redeemed effective July 12, 2012. At June 30, 2012, trust preferred capital debt securities included in Tier 1 capital were $10.2 billion and $600 million, for JPMorgan Chase and JPMorgan Chase Bank, N.A., respectively. If these securities were excluded from the calculation at June 30, 2012, Tier 1 capital would be $138.2 billion and $102.4 billion, respectively, and the Tier 1 capital ratio would be 10.5% and 9.1%, respectively. At June 30, 2012, Chase Bank USA, N.A. had no trust preferred capital debt securities.

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

(c)
Includes off–balance sheet risk-weighted assets at June 30, 2012, of $306.8 billion, $292.3 billion and $17 million, and at December 31, 2011, of $301.1 billion, $291.0 billion and $38 million, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., respectively.

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

Note:
Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $348 million and $414 million at June 30, 2012, and December 31, 2011, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $2.4 billion and $2.3 billion at June 30, 2012, and December 31, 2011, respectively.

A reconciliation of the Firm’s Total stockholders’ equity to Tier 1 capital and Total qualifying capital is presented in the table below.

(in millions)	June 30, 2012	December 31, 2011
Tier 1 capital
Total stockholders’ equity	$191,572	$183,573
Effect of certain items in AOCI excluded from Tier 1 capital	(2,361)	(970)
Qualifying hybrid securities and noncontrolling interests(a)	10,530	19,668
Less: Goodwill(b)	45,730	45,873
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	2,047	2,150
Investments in certain subsidiaries and other	878	993
Other intangible assets(b)	2,661	2,871
Total Tier 1 capital	148,425	150,384
Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	20,065	22,275
Qualifying allowance for credit losses	16,691	15,504
Adjustment for investments in certain subsidiaries and other	(47)	(75)
Total Tier 2 capital	36,709	37,704
Total qualifying capital	$185,134	$188,088

(a)	Primarily includes trust preferred capital debt securities of certain business trusts.

(b)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

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
To provide for the risk of loss inherent in wholesale and consumer (excluding credit card) contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 14 on page 176 of this Form 10-Q for further discussion regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at June 30, 2012, and December 31, 2011. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases, without notice as permitted by law. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower. Also, the Firm typically closes credit card lines when the borrower is 60 days or more past due.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(i)
	June 30, 2012					Dec 31, 2011	June 30, 2012	Dec 31, 2011
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$1,367	$5,230	$4,736	$4,623	$15,956	$16,542	$—	$—
Home equity – junior lien	2,760	8,965	7,105	5,284	24,114	26,408	—	—
Prime mortgage	3,470	—	—	—	3,470	1,500	—	—
Subprime mortgage	—	—	—	—	—	—	—	—
Auto	6,542	156	149	22	6,869	6,694	1	1
Business banking	10,319	496	96	334	11,245	10,299	6	6
Student and other	35	221	47	481	784	864	—	—
Total consumer, excluding credit card	24,493	15,068	12,133	10,744	62,438	62,307	7	7
Credit card	534,267	—	—	—	534,267	530,616	—	—
Total consumer	558,760	15,068	12,133	10,744	596,705	592,923	7	7
Wholesale:
Other unfunded commitments to extend credit(a)(b)	64,186	73,143	93,916	6,843	238,088	215,251	428	347
Standby letters of credit and other financial guarantees(a)(b)(c)(d)	27,787	31,185	40,022	2,177	101,171	101,899	704	696
Unused advised lines of credit	66,619	8,327	295	356	75,597	60,203	—	—
Other letters of credit(a)(d)	3,851	838	95	1	4,785	5,386	1	2
Total wholesale	162,443	113,493	134,328	9,377	419,641	382,739	1,133	1,045
Total lending-related	$721,203	$128,561	$146,461	$20,121	$1,016,346	$975,662	$1,140	$1,052
Other guarantees and commitments
Securities lending indemnifications(e)	$192,866	$—	$—	$—	$192,866	$186,077	NA	NA
Derivatives qualifying as guarantees	1,981	5,062	23,607	36,809	67,459	75,593	$213	$457
Unsettled reverse repurchase and securities borrowing agreements(f)	45,581	—	—	—	45,581	39,939	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability(g)	NA	NA	NA	NA	NA	NA	3,293	3,557
Loans sold with recourse	NA	NA	NA	NA	9,910	10,397	150	148
Other guarantees and commitments(h)	721	294	405	4,915	6,335	6,321	(78)	(5)

(a)
At June 30, 2012, and December 31, 2011, reflects the contractual amount net of risk participations totaling $559 million and $1.1 billion, respectively, for other unfunded commitments to extend credit; $18.2 billion and $19.8 billion, respectively, for standby letters of credit and other financial guarantees; and $721 million and $974 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(b)
At June 30, 2012, and December 31, 2011, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other not-for-profit entities of $47.4 billion and $48.6 billion, respectively. These commitments also include liquidity facilities to nonconsolidated municipal bond VIEs; for further information, see Note 15 on pages 177–184 of this Form 10-Q.

(c)	At June 30, 2012, and December 31, 2011, included unissued standby letters of credit commitments of $43.3 billion and $44.1 billion, respectively.

(d)
At June 30, 2012, and December 31, 2011, JPMorgan Chase held collateral relating to $43.1 billion and $41.5 billion, respectively, of standby letters of credit; and $1.1 billion and $1.3 billion, respectively, of other letters of credit.

(e)
At June 30, 2012, and December 31, 2011, collateral held by the Firm in support of securities lending indemnification agreements was $192.0 billion and $186.3 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)
At June 30, 2012, and December 31, 2011, the amount of commitments related to forward-starting reverse repurchase agreements and securities borrowing agreements were $10.1 billion and $14.4 billion, respectively. Commitments related to unsettled reverse repurchase agreements and securities borrowing agreements with regular-way settlement periods were $35.5 billion and $25.5 billion, at June 30, 2012, and December 31, 2011, respectively.

(g)
Represents the estimated mortgage repurchase liability related to indemnifications for breaches of representations and warranties in loan sale and securitization agreements. For additional information, see Loan sale and securitization-related indemnifications on page 195 of this Note.

(h)
At June 30, 2012, and December 31, 2011, included unfunded commitments of $524 million and $789 million, respectively, to third-party private equity funds; and $1.6 billion and $1.5 billion, respectively, to other equity investments. These commitments included $490 million and $820 million, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 119–133 of this Form 10-Q. In addition, at June 30, 2012, and December 31, 2011, included letters of credit hedged by derivative transactions and managed on a market risk basis of $4.1 billion and $3.9 billion, respectively.

(i)
For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability; for derivative-related products, the carrying value represents the fair value. For all other products the carrying value represents the valuation reserve.

Other unfunded commitments to extend credit
Other unfunded commitments to extend credit generally comprise commitments for working capital and general corporate purposes, extensions of credit to support commercial paper facilities and bond financings in the event that those obligations cannot be remarketed to new investors as well as committed liquidity facilities to a clearing organization.
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged and acquisition finance activities, which were $6.3 billion and $6.1 billion at June 30, 2012, and December 31, 2011, respectively. For further information, see Note 3 and Note 4 on pages 119–133 and 133–135 respectively, of this Form 10-Q.
In addition, the Firm acts as a clearing and custody bank in the U.S. tri-party repurchase transaction market. In its role as clearing and custody bank, the Firm is exposed to intra-day credit risk of the cash borrowers, usually broker-dealers; however, this exposure is secured by collateral and typically extinguished through the settlement process by the end of the day. For the three months ended June 30, 2012, the tri-party repurchase daily balances averaged $352 billion.
Guarantees
The Firm considers the following off–balance sheet lending-related arrangements to be guarantees under U.S. GAAP:

standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 29 on pages 283–289 of JPMorgan Chase’s 2011 Annual Report. The recorded amounts of the liabilities related to guarantees and indemnifications at June 30, 2012, and December 31, 2011, excluding the allowance for credit losses on lending-related commitments, are discussed below.
Standby letters of credit and other financial guarantees
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $705 million and $698 million at June 30, 2012, and December 31, 2011, respectively, which were classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values included $329 million and $319 million, respectively, for the allowance for lending-related commitments, and $376 million and $379 million, respectively, for the guarantee liability and corresponding asset.

The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of June 30, 2012, and December 31, 2011.
Standby letters of credit, other financial guarantees and other letters of credit

	June 30, 2012			December 31, 2011
(in millions)	Standby letters of credit and other financial guarantees		Other letters of credit	Standby letters of credit and other financial guarantees		Other letters of credit
Investment-grade(a)	$77,037		$3,333	$78,884		$4,105
Noninvestment-grade(a)	24,134		1,452	23,015		1,281
Total contractual amount(b)	$101,171	(c)	$4,785	$101,899	(c)	$5,386
Allowance for lending-related commitments	$328		$1	$317		$2
Commitments with collateral	43,053		1,061	41,529		1,264

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

(b)
At June 30, 2012, and December 31, 2011, reflects the contractual amount net of risk participations totaling $18.2 billion and $19.8 billion, respectively, for standby letters of credit and other financial guarantees; and $721 million and $974 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(c)	At June 30, 2012, and December 31, 2011, included unissued standby letters of credit commitments of $43.3 billion and $44.1 billion, respectively.

Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, see Note 29 on pages 283–289 of JPMorgan Chase’s 2011 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $67.5 billion and $75.6 billion at June 30, 2012, and December 31, 2011, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value contracts is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $26.3 billion and $26.1 billion and the maximum exposure to loss was $2.8 billion and $2.8 billion, at June 30, 2012, and December 31, 2011, respectively. The fair values of the contracts reflect the probability of whether the Firm will be required to perform under the contract. The fair value related to derivatives that the Firm deems to be guarantees were derivative payables of $305 million and $555 million and derivative receivables of $92 million and $98 million at June 30, 2012, and December 31, 2011, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5 on pages 136–144 of this Form 10-Q.
Loan sales- and securitization-related indemnifications
Mortgage repurchase liability
In connection with the Firm’s loan sale and securitization activities with the GSEs and other loan sale and private-label securitization transactions, as described in Note 15 on pages 177–184 of this Form 10-Q, and Note 16 on pages 256–267 of JPMorgan Chase’s 2011 Annual Report, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties. Generally, the maximum amount of future payments the Firm would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers (including securitization-related SPEs) plus, in certain circumstances, accrued and unpaid interest on such loans and certain expense.
The Firm has recognized a mortgage repurchase liability of $3.3 billion and $3.6 billion, as June 30, 2012, and December 31, 2011, respectively, which is reported in accounts payable and other liabilities net of probable recoveries from third-party originators of $499 million and $577 million at June 30, 2012, and December 31, 2011, respectively.
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

While the Firm uses the best information available to it in estimating its mortgage repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts accrued as of June 30, 2012, are reasonably possible. The Firm believes the estimate of the range of reasonably possible losses, in excess of its established repurchase liability, is from $0 to approximately $1.7 billion at June 30, 2012. This estimated range of reasonably possible loss considers the Firm’s GSE-related exposure based on an assumed peak to trough decline in home prices of 42%, which is an additional 7 percentage point decline in home prices beyond the Firm’s current assumptions which were derived from a nationally recognized home price index. Although the Firm does not consider a further decline in home prices of this magnitude likely to occur, such a decline could increase the levels of loan delinquencies, which may, in turn, increase the level of repurchase demands from the GSEs and potentially result in additional repurchases of loans at greater loss severities; each of these factors could affect the Firm’s mortgage repurchase liability. Claims related to private-label securitizations have, thus far, generally manifested themselves through threatened or pending litigation, which the Firm has considered with other litigation matters as discussed in Note 23 on pages 196–205 of this Form 10-Q. Actual repurchase losses could vary significantly from the Firm’s recorded mortgage repurchase liability or this estimate of reasonably possible additional losses, depending on the outcome of various factors, including those considered above.
The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.

Summary of changes in mortgage repurchase liability(a)

	Three months ended June 30,			Six months ended June 30,
(in millions)	2012		2011	2012	2011
Repurchase liability at beginning of period	$3,516		$3,474	$3,557	$3,285
Realized losses(b)	(259)		(241)	(623)	(472)
Provision(c)	36		398	359	818
Repurchase liability at end of period	$3,293	(d)	$3,631	$3,293	$3,631

(a)	Mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves.

(b)
Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. Make-whole settlements were $107 million and $126 million for the three months ended June 30, 2012 and 2011, respectively and $293 million and $241 million, for the six months ended June 30, 2012 and 2011, respectively.

(c)
Includes $28 million and $10 million of provision related to new loan sales for the three months ended June 30, 2012 and 2011, respectively, and $55 million and $23 million for the six months ended June 30, 2012 and 2011, respectively.

(d)	Includes $17 million at June 30, 2012, related to future repurchase demands on loans sold by Washington Mutual to the GSEs.

Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At June 30, 2012, and December 31, 2011, the unpaid principal balance of loans sold with recourse totaled $9.9 billion and $10.4 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, was $150 million and $148 million at June 30, 2012, and December 31, 2011, respectively.

Note 22 – Pledged assets and collateral
For a discussion of the Firm’s pledged assets and collateral, see Note 30 on page 289 of JPMorgan Chase’s 2011 Annual Report.
Pledged assets
At June 30, 2012, assets were pledged to collateralize repurchase agreements, other securities financing agreements, derivative transactions and for other purposes, including to secure borrowings and public deposits. Certain of these pledged assets may be sold or repledged by the secured parties and are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets. In addition, at June 30, 2012, and December 31, 2011, the Firm had pledged $272.9 billion and $270.3 billion, respectively, of financial instruments it owns that may not be sold or repledged by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 15 on pages 177–184 of this Form 10-Q, and Note 16 on pages 256–267 of JPMorgan Chase’s 2011 Annual Report, for additional information on assets and liabilities of consolidated VIEs.
Collateral
At June 30, 2012, and December 31, 2011, the Firm had accepted assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of approximately $757.0 billion and $742.1 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, approximately $570.1 billion and $515.8 billion, respectively, were sold or repledged, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales and to collateralize deposits and derivative agreements.
Note 23 – Litigation
Contingencies
As of June 30, 2012, the Firm and its subsidiaries are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $5.3 billion at June 30, 2012. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm is involved, taking into account the Firm’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Firm does not believe that an estimate can currently be made. The Firm’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in many such proceedings of multiple defendants (including the Firm) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Firm’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
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
The Firm also faces a number of civil actions before courts and arbitration panels relating to the Firm’s sale and underwriting of ARS. The actions generally allege that the Firm and other firms manipulated the market for ARS by placing bids at auctions that affected these securities’ clearing rates or otherwise supported the auctions without properly disclosing these activities. The Firm’s motion to dismiss a putative class action that had been filed in the United States District Court for the Southern District of New York on behalf of purchasers of ARS was granted in March 2012.
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
There are currently three civil actions pending in the United

States District Court for the Southern District of New York relating to the Funds. One of these actions involves a derivative lawsuit brought on behalf of purchasers of partnership interests in the U.S. feeder fund to the Enhanced Leverage Fund, alleging that the Bear Stearns defendants mismanaged the Funds. This action seeks, among other things, unspecified compensatory damages based on alleged investor losses. The parties have reached an agreement to settle this derivative action, pursuant to which BSAM would pay a maximum of approximately $18 million. In April 2012, the District Court granted final approval of this settlement. In May 2012, objectors representing certain interests in the U.S. feeder fund filed a notice of appeal to the United States Court of Appeals for the Second Circuit from the District Court’s final approval of the settlement. (A separate derivative action, also alleging that the Bear Stearns defendants mismanaged the Funds, was brought on behalf of purchasers of partnership interests in the U.S. feeder fund to the High Grade Fund, and was dismissed following a Court-approved settlement with similar terms, pursuant to which BSAM paid approximately $19 million.)
The second pending action, brought by the Joint Voluntary Liquidators of the Cayman Islands feeder funds, makes allegations similar to those asserted in the derivative lawsuits related to the U.S. feeder funds, alleges net losses of approximately $700 million and seeks compensatory and punitive damages. The parties presently are engaged in discovery.
The third action was brought by Bank of America and Banc of America Securities LLC (together “BofA”) alleging breach of contract and fraud in connection with a $4 billion securitization in May 2007 known as a “CDO-squared,” for which BSAM served as collateral manager. This securitization was composed of certain collateralized debt obligation holdings that were purchased by BofA from the Funds. BofA currently seeks damages up to approximately $535 million. The Court recently granted BofA’s motion to amend its complaint to reinstate a previously dismissed claim for breach of fiduciary duty. Briefing of motions for summary judgment is scheduled to occur in late 2012 and into early 2013.
Bear Stearns Shareholder Litigation and Related Matters. Various shareholders of Bear Stearns have commenced purported class actions against Bear Stearns and certain of its former officers and/or directors on behalf of all persons who purchased or otherwise acquired common stock of Bear Stearns between December 14, 2006, and March 14, 2008 (the “Class Period”). During the Class Period, Bear Stearns had between 115 million and 120 million common shares outstanding, and the price per share of those securities declined from a high of $172.61 to a low of $30 at the end of the period. The actions, originally commenced in several federal courts and thereafter consolidated before the United States District Court for the Southern District of New York, allege that the defendants issued materially false and misleading statements regarding Bear Stearns’ business and financial results and that, as a result of those false statements, Bear Stearns’ common stock traded at artificially inflated prices during the Class Period. An agreement has been reached to settle the consolidated class actions for $275 million. The settlement, which remains subject to the final court approval, has been preliminarily approved by the Court and a hearing to consider final approval has been scheduled for September 2012. In addition, several individual shareholders of Bear Stearns have also commenced or threatened to commence their own arbitration proceedings and lawsuits asserting claims similar to those in the consolidated class actions. Certain of these matters have been dismissed or settled.
Separately, an agreement has been reached to resolve a class action brought under the Employee Retirement Income Security Act (“ERISA”) against Bear Stearns and certain of its former officers and/or directors on behalf of participants in the Bear Stearns Employee Stock Ownership Plan for alleged breaches of fiduciary duties in connection with the management of that Plan. Under the settlement, which remains subject to final court approval, the class will receive $10 million. The Court has preliminarily approved the settlement, and scheduled a hearing to consider final approval in September 2012.
Bear Stearns, former members of Bear Stearns’ Board of Directors and certain of Bear Stearns’ former executive officers have also been named as defendants in a shareholder derivative and class action suit which is pending in the United States District Court for the Southern District of New York. Plaintiffs assert claims for breach of fiduciary duty, violations of federal securities laws, waste of corporate assets and gross mismanagement, unjust enrichment, abuse of control, and indemnification and contribution in connection with the losses sustained by Bear Stearns as a result of its purchases of subprime loans and certain repurchases of its own common stock. Certain individual defendants are also alleged to have sold their holdings of Bear Stearns common stock while in possession of material nonpublic information. Plaintiffs seek compensatory damages in an unspecified amount. The District Court dismissed the action, and plaintiffs have appealed.
CIO Investigations and Litigations. The Firm is responding to a series of class actions, shareholder derivative actions, shareholder demands and government investigations relating to the synthetic credit portfolio of the Firm’s CIO. The Firm has received requests for documents and information in connection with governmental inquiries and investigations by Congress, the OCC, Federal Reserve, DOJ, SEC, CFTC, UK Financial Services Authority, the State of Massachusetts and other government agencies, including in Japan, Singapore and Germany. The Firm is cooperating with these investigations.
In addition, the Firm and certain of its affiliates and current and former directors and officers have been named as defendants in eight actions arising out of CIO’s recently announced losses.
Four putative class actions alleging violations of Sections

10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder have been brought on behalf of alleged classes of purchasers of the Firm’s common stock during varying periods ranging from less than one month to more than two years. These actions generally allege that the Firm and certain current and former officers made false or misleading statements concerning CIO’s trading practices and financial performance.
Separately, a putative class action has been brought on behalf of participants in certain of the Firm’s retirement and other plans during the period after April 12, 2012, who held the Firm’s common stock in those plans. This action asserts claims under ERISA for alleged breaches of fiduciary duties by the Firm, certain affiliates and certain current and former directors and officers in connection with the management of those plans. The complaint generally alleges that defendants breached the duty of prudence by allowing investment in the Firm’s common stock when they knew or should have known that it was unsuitable for the plans’ investment and that the Firm and certain current and former officers made false or misleading statements concerning the soundness of the Firm’s common stock and the prudence of investing in the Firm’s common stock.
Three shareholder derivative actions have also been brought purportedly on behalf of the Firm against certain of the Firm’s current and former directors and officers for alleged breaches of their fiduciary duties in connection with their alleged failure to exercise adequate oversight over CIO. These actions generally allege that defendants’ failure to exercise such oversight and to manage the risk of CIO’s trading activities led to CIO’s losses.
The securities actions, ERISA action and one of the three shareholder derivative actions are pending in the United States District Court for the Southern District of New York, while the two other derivative actions are pending in New York State Supreme Court. Defendants have not yet responded to the complaints in any of the actions.
City of Milan Litigation and Criminal Investigation. In January 2009, the City of Milan, Italy (the “City”) issued civil proceedings against (among others) JPMorgan Chase Bank, N.A. and J.P. Morgan Securities plc (formerly J.P. Morgan Securities Ltd.) (together, “JPMorgan Chase”) in the District Court of Milan. The proceedings relate to (a) a bond issue by the City in June 2005 (the “Bond”), and (b) an associated swap transaction, which was subsequently restructured on a number of occasions between 2005 and 2007 (the “Swap”). The City seeks damages and/or other remedies against JPMorgan Chase (among others) on the grounds of alleged “fraudulent and deceitful acts” and alleged breach of advisory obligations in connection with the Swap and the Bond, together with related swap transactions with other counterparties. The Firm has entered into a settlement agreement with the City to resolve the City’s civil proceedings.
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
Enron Litigation. JPMorgan Chase and certain of its officers and directors are involved in several lawsuits seeking damages arising out of the Firm’s banking relationships with Enron Corp. and its subsidiaries (“Enron”). A number of actions and other proceedings against the Firm previously were resolved, including a class action lawsuit captioned Newby v. Enron Corp. and adversary proceedings brought by Enron’s bankruptcy estate. A purported class action filed on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan asserting claims under ERISA for alleged breaches of fiduciary duties by JPMorgan Chase, its directors and named officers was dismissed, and the dismissal was affirmed by the United States Court of Appeals for the Second Circuit. Motions to dismiss are pending in an individual action by an Enron investor and an action by an Enron counterparty.
FERC Investigation. JPMorgan Chase’s commodities business owns or has the right to output from several electricity generating facilities. The Firm is responding to requests for information in connection with an investigation by the Federal Energy Regulatory Commission (the “FERC”) regarding bidding practices by this business in certain organized power markets.
Interchange Litigation. A group of merchants and retail associations filed a series of putative class action complaints relating to interchange in several federal courts. The complaints allege, among other claims, that Visa and MasterCard, as well as certain other banks, conspired to set the price of credit and debit card interchange fees, enacted respective rules in violation of antitrust laws, and engaged in tying/bundling and exclusive dealing. All cases were consolidated in the United States District Court for the Eastern District of New York for pretrial proceedings.
In July 2012, Visa, Inc., its wholly-owned subsidiaries Visa U.S.A. Inc. and Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated and various United States financial institution defendants, including JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., Chase Bank USA, N.A., Chase Paymentech Solutions, LLC and certain predecessor institutions, signed a memorandum of understanding (the “MOU”) to enter into a settlement agreement (the “Settlement Agreement”) to resolve the claims of the U.S. merchant and retail association plaintiffs (the “Class Plaintiffs”) in the multi-district litigation (“MDL 1720”). The MOU outlines certain conditions precedent to a settlement including: (i) requisite corporate approvals, (ii) reaching agreement on certain appendices to the Settlement Agreement, and (iii) reaching negotiated settlements with the individual plaintiffs whose claims were consolidated with MDL 1720. The Settlement

Agreement with the Class Plaintiffs is subject to court approval.
The Settlement Agreement provides, among other things, that a cash payment of $6.05 billion will be made to the Class Plaintiffs, of which the Firm’s share is approximately 20%. The Class Plaintiffs will also receive an amount equal to ten basis points of interchange for a period of eight months as provided in the Settlement Agreement. The eight month period will begin after the Court preliminarily approves the Settlement Agreement. The Settlement Agreement also provides for modifications to the credit card networks’ rules, including those that prohibit surcharging credit transactions. The Settlement Agreement is subject to final documentation and approval by the Court.
Investment Management Litigation. Four cases have been filed claiming that investment portfolios managed by J.P. Morgan Investment Management Inc. (“JPMorgan Investment Management”) were inappropriately invested in securities backed by subprime residential real estate collateral. Plaintiffs claim that JPMorgan Investment Management and related defendants are liable for losses of more than $1 billion in market value of these securities. The first case was filed by NM Homes One, Inc. in the United States District Court for the Southern District of New York. Following rulings on motions addressed to the pleadings, plaintiff’s claims for breach of contract, breach of fiduciary duty, negligence and gross negligence survive, and discovery is proceeding. In the second case, filed by Assured Guaranty (U.K.) in New York state court, discovery is proceeding on plaintiff’s claims for breach of contract, breach of fiduciary duty and gross negligence. In the third case, filed by Ambac Assurance UK Limited in New York state court, the Appellate Division reversed the lower court’s dismissal of the case and discovery is proceeding. The fourth case, filed by CMMF LLP in New York state court, asserts claims under New York law for breach of fiduciary duty, gross negligence, breach of contract and negligent misrepresentation. The lower court denied in part defendants’ motion to dismiss and discovery is proceeding.
Lehman Brothers Bankruptcy Proceedings. In May 2010, Lehman Brothers Holdings Inc. (“LBHI”) and its Official Committee of Unsecured Creditors (the “Committee”) filed a complaint (and later an amended complaint) against JPMorgan Chase Bank, N.A. in the United States Bankruptcy Court for the Southern District of New York that asserts both federal bankruptcy law and state common law claims, and seeks, among other relief, to recover $8.6 billion in collateral that was transferred to JPMorgan Chase Bank, N.A. in the weeks preceding LBHI’s bankruptcy. The amended complaint also seeks unspecified damages on the grounds that JPMorgan Chase Bank, N.A.’s collateral requests hastened LBHI’s demise. In February 2012, JPMorgan Asset Management and Highbridge Capital Management reached a settlement with LBHI and the Committee, which resulted in the return to LBHI of $700 million of the $8.6 billion of collateral sought by the amended complaint. The Firm moved to dismiss plaintiffs’ amended complaint in its entirety, and also moved to transfer the litigation from the Bankruptcy Court to the United States District Court for the Southern District of New York. The District Court directed the Bankruptcy Court to decide the motion to dismiss while the District Court is considering the transfer motion. In April 2012, the Bankruptcy Court issued a decision granting in part and denying in part the Firm’s motion to dismiss. The Court dismissed the counts of the amended complaint seeking avoidance of the allegedly constructively fraudulent and preferential transfers made to the Firm during the months of August and September 2008. The Court denied the Firm’s motion to dismiss as to the other claims, including claims that allege intentional misconduct. The District Court has not yet ruled on the transfer motion.
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
LIBOR Investigations and Litigation. JPMorgan Chase has received subpoenas and requests for documents and, in some cases, interviews, from the DOJ, CFTC, SEC, European Commission, UK Financial Services Authority, Canadian Competition Bureau, Swiss Competition Commission and other regulatory authorities and banking associations around the world. The documents and information sought relate primarily to the process by which interest rates were submitted to the British Bankers Association (“BBA”) in connection with the setting of the BBA’s London Interbank Offered Rate (“LIBOR”) for various currencies, principally in 2007 and 2008. Some of the other inquiries also relate to similar processes by which information on rates is submitted to European Banking Federation (“EBF”) in connection with the setting of the EBF’s Euro Interbank Offered Rates (“EURIBOR”) and to the Japanese Bankers’ Association for the setting of Tokyo Interbank Offered Rates (“TIBOR”) as well as to other processes for the setting of other reference rates in various parts of the world during similar time periods. The Firm is cooperating with these inquiries.
In addition, the Firm has been named as a defendant along with other banks in a series of individual and class actions filed in various United States District Courts alleging that since 2005 the defendants either individually suppressed the LIBOR, Euroyen TIBOR or EURIBOR rates artificially or colluded in submitting rates that were artificially low. Plaintiffs allege that they transacted in loans, derivatives or other financial instruments whose values are impacted by changes in U.S. dollar LIBOR, Yen LIBOR, Euroyen TIBOR or EURIBOR, and assert a variety of claims including antitrust claims seeking treble damages.
The U.S. dollar LIBOR actions have been consolidated for pre-trial purposes in the United States District Court for the Southern District of New York. In November 2011, the Court entered an Order appointing interim lead counsel for two proposed classes: (i) plaintiffs who allegedly purchased U.S. dollar LIBOR-based financial instruments directly from the defendants in the over-the-counter market, and (ii) plaintiffs who allegedly purchased U.S. dollar LIBOR-based financial instruments on an exchange. In March 2012, the Court also accepted the transfer of a related action which seeks to bring claims on behalf of a proposed class consisting of purchasers of debt securities that pay an interest rate linked to U.S. dollar LIBOR. In June 2012, the defendants moved to dismiss all claims in the U.S. dollar LIBOR individual and purported class actions. In July 2012, the Court consolidated with the pending U.S. dollar LIBOR actions a recently filed action which asserts claims on behalf of a proposed class consisting of U.S. community banks that issued loans with interest rates tied to U.S. dollar LIBOR.
Since July 2012, three new actions have been filed in the United States District Court for the Southern District of New York. The first action seeks to bring claims on behalf of a proposed class consisting of all lending institutions which are either headquartered or have a majority of their operations in the State of New York and which originated or purchased loans paying interest rates tied to U.S. dollar LIBOR. The second action seeks to bring claims on behalf of a proposed class composed of purchasers of over-the-counter transactions in U.S. dollar-based derivatives from certain non-party commercial banking and insurance institutions in the United States. The third action seeks to bring claims on behalf of a proposed class of all persons and entities who owned a preferred equity security on which dividends are payable at a rate tied to U.S. dollar LIBOR. These actions have not yet been consolidated with the other U.S. dollar LIBOR actions.
The Firm also has been named as a defendant in two additional purported class actions filed in the United States District Court for the Southern District of New York. One of these actions seeks to bring claims on behalf of plaintiffs who allegedly purchased or sold exchange-traded Euroyen futures and options contracts. The other action seeks to bring claims on behalf of plaintiffs in the United States who allegedly purchased or sold EURIBOR-related financial instruments, either on an exchange or in over-the-counter transactions.
Madoff Litigation. JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, and J.P. Morgan Securities plc have been named as defendants in a lawsuit brought by the trustee (the “Trustee”) for the liquidation of Bernard L. Madoff Investment Securities LLC (“Madoff”). The Trustee has served an amended complaint in which he has asserted 28 causes of action against JPMorgan Chase,

20 of which seek to avoid certain transfers (direct or indirect) made to JPMorgan Chase that are alleged to have been preferential or fraudulent under the federal Bankruptcy Code and the New York Debtor and Creditor Law. The remaining causes of action involve claims for, among other things, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, conversion, contribution and unjust enrichment. The complaint generally alleges that JPMorgan Chase, as Madoff’s long-time bank, facilitated the maintenance of Madoff’s Ponzi scheme and overlooked signs of wrongdoing in order to obtain profits and fees. The complaint asserts common law claims that purport to seek approximately $19 billion in damages, together with bankruptcy law claims to recover approximately $425 million in transfers that JPMorgan Chase allegedly received directly or indirectly from Bernard Madoff’s brokerage firm. In October 2011, the United States District Court for the Southern District of New York granted JPMorgan Chase’s motion to dismiss the common law claims asserted by the Trustee, and returned the remaining claims to the Bankruptcy Court for further proceedings. The Trustee has appealed this decision.
Separately, J.P. Morgan Trust Company (Cayman) Limited, JPMorgan (Suisse) SA, J.P. Morgan Securities plc, Bear Stearns Alternative Assets International Ltd., J.P. Morgan Clearing Corp., J.P. Morgan Bank Luxembourg SA, and J.P. Morgan Markets Limited (formerly Bear Stearns International Limited) have been named as defendants in lawsuits presently pending in Bankruptcy Court in New York arising out of the liquidation proceedings of Fairfield Sentry Limited and Fairfield Sigma Limited (together, “Fairfield”), so-called Madoff feeder funds. These actions are based on theories of mistake and restitution, among other theories, and seek to recover payments made to defendants by the funds totaling approximately $155 million. Pursuant to an agreement with the Trustee, the liquidators of Fairfield have voluntarily dismissed their action against J.P. Morgan Securities plc without prejudice to refiling. The other actions remain outstanding. In addition, a purported class action was brought by investors in certain feeder funds against JPMorgan Chase in the United States District Court for the Southern District of New York, as was a motion by separate potential class plaintiffs to add claims against JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and J.P. Morgan Securities plc to an already-pending purported class action in the same court. The allegations in these complaints largely track those raised by the Trustee. The Court dismissed these complaints and plaintiffs have appealed.
The Firm is a defendant in five other Madoff-related actions pending in New York state court and one purported class action in federal District Court in New York. The allegations in all of these actions are essentially identical, and involve claims against the Firm for, among other things, aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. The Firm has moved to dismiss both the state and federal actions.
The Firm is also responding to various governmental

inquiries concerning the Madoff matter.
MF Global. JPMorgan Chase & Co. has been named as one of several defendants in a number of putative class action lawsuits brought by customers of MF Global in federal District Courts in New York, Illinois and Montana. The lawsuits have now all been consolidated before the United States District Court for the Southern District of New York. The actions allege, among other things, that the Firm aided and abetted MF Global’s alleged misuse of customer money and breaches of fiduciary duty and was unjustly enriched by the transfer of certain customer segregated funds by MF Global.
J.P. Morgan Securities LLC has been named as one of several defendants in a putative class action filed in federal District Court in New York on behalf of purchasers of MF Global’s publicly traded securities, including the securities issued pursuant to MF Global’s February 2011 and August 2011 convertible note offerings. The lawsuits have now been consolidated before the federal District Court in New York. The complaint, which asserts violations of the Securities Act of 1933 against the underwriter defendants, alleges that the offering documents contained materially false and misleading statements and omissions regarding MF Global’s financial position, including its exposure to European sovereign debt. A motion to transfer all of these putative class actions to a single forum for consolidated or coordinated pretrial proceedings is currently pending before the United States Judicial Panel on Multidistrict Litigation.
The Firm continues to respond to inquiries from the CFTC, SEC and SIPA Trustee concerning MF Global.
In June 2012, the SIPA Trustee issued a Report of the Trustee’s Investigation and Recommendations, and stated that he is considering potential claims against the Firm with respect to certain transfers identified in the Report.
Mortgage-Backed Securities and Repurchase Litigation and Regulatory Investigations. JPMorgan Chase and affiliates, Bear Stearns and affiliates and Washington Mutual affiliates have been named as defendants in a number of cases in their various roles as issuer, originator or underwriter in MBS offerings. These cases include purported class action suits, actions by individual purchasers of securities or by trustees for the benefit of purchasers of securities, and actions by monoline insurance companies that guaranteed payments of principal and interest for particular tranches of securities offerings. Although the allegations vary by lawsuit, these cases generally allege that the offering documents for securities issued by dozens of securitization trusts contained material misrepresentations and omissions, including with regard to the underwriting standards pursuant to which the underlying mortgage loans were issued, or assert that various representations or warranties relating to the loans were breached at the time of origination. There are currently pending and tolled investor claims involving approximately $130 billion of such securities. In addition, and as described below, there are pending and threatened claims by monoline insurers and by and on behalf of trustees that involve some of these and other securitizations.
In the actions against the Firm as an MBS issuer (and, in some cases, also as an underwriter of its own MBS offerings), three purported class actions are pending against JPMorgan Chase and Bear Stearns, and/or certain of their affiliates and current and former employees, in the United States District Courts for the Eastern and Southern Districts of New York. Defendants moved to dismiss these actions. In the first of these three actions, the Court dismissed claims relating to all but one of the offerings. In the second action, the Court dismissed claims as to certain offerings and tranches for lack of standing, but allowed claims to proceed relating to some offerings and certificates, including ones raised by intervening plaintiffs; both sides have sought to appeal these rulings. In the third action, the Court largely denied defendants’ motion to dismiss, and defendants have sought to appeal certain aspects of the decision. In a fourth purported class action pending in the United States District Court for the Western District of Washington, Washington Mutual affiliates, WaMu Asset Acceptance Corp. and WaMu Capital Corp., along with certain former officers or directors of WaMu Asset Acceptance Corp., have been named as defendants. The Court there denied plaintiffs’ motion for leave to amend their complaint to add JPMorgan Chase Bank, N.A., as a defendant on the theory that it is a successor to Washington Mutual Bank. In October 2011, the Court certified a class of plaintiff investors to pursue the claims asserted but limited those claims to the 13 tranches of MBS in which a named plaintiff purchased. Expert discovery is proceeding. In July 2012, the Court denied defendants’ motion for summary judgment. Trial is scheduled to begin in September 2012.
In addition to class actions, the Firm is also a defendant in individual actions brought against certain affiliates of JPMorgan Chase, Bear Stearns and Washington Mutual as issuers (and, in some cases, as underwriters) of MBS. These actions involve claims by or to benefit various institutional investors and governmental agencies. These actions are pending in federal and state courts across the United States and are at various stages of litigation.
EMC Mortgage LLC (formerly EMC Mortgage Corporation) (“EMC”), an indirect subsidiary of JPMorgan Chase & Co., and certain other JPMorgan Chase entities currently are defendants in seven pending actions commenced by bond insurers that guaranteed payments of principal and interest on approximately $5 billion of certain classes of 17 different MBS offerings. These actions are pending in federal and state courts in New York and are in various stages of litigation.
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
The Firm or its affiliates are defendants in actions brought by trustees of various MBS trusts and others on behalf of the purchasers of securities issued by those trusts. The first action was commenced by Deutsche Bank National Trust Company, acting as trustee for various MBS trusts, against the Firm and the FDIC based on MBS issued by Washington Mutual Bank and its affiliates; that case is described in the Washington Mutual Litigations section below. The other actions are at various initial stages of litigation in the New York and Delaware state courts, including actions brought by MBS trustees, each specific to a single MBS transaction, against EMC and/or JPMorgan Chase, and an action brought by the Federal Housing Finance Agency, as conservator for Freddie Mac, related to three trusts, against a WaMu affiliate and the Firm. These cases generally allege breaches of various representations and warranties regarding securitized loans and seeks repurchase of those loans, as well as indemnification of attorneys’ fees and costs and other remedies.
There is no assurance that the Firm will not be named as a defendant in additional MBS-related litigation, and the Firm has entered into agreements with a number of entities that purchased such securities that toll applicable limitations periods with respect to their claims. In addition, the Firm has received several demands by securitization trustees that threaten litigation, as well as demands by investors directing or threatening to direct trustees to investigate claims or bring litigation, based on purported obligations to repurchase loans out of securitization trusts and alleged servicing deficiencies. These include but are not limited to a demand from a law firm, as counsel to a group of purchasers of MBS that purport to have 25% or more of the voting rights in as many as 191 different trusts sponsored by the Firm or its affiliates with an original principal balance of more than $174 billion (excluding 52 trusts sponsored by Washington Mutual, with an original principal balance of more than $58 billion), made to various trustees to investigate potential repurchase and servicing claims. Further, there have been repurchase and servicing claims made in litigation against trustees not affiliated with the Firm, but involving trusts the Firm sponsored.
In April 2012, the Court granted the Firm’s motion to dismiss a shareholder complaint filed in New York Supreme Court against the Firm and two affiliates, members of the boards of directors thereof and certain employees, asserting claims based on alleged wrongful actions and inactions relating to residential mortgage originations and securitizations. The Plaintiff may appeal the order. A second shareholder complaint has been filed in New York Supreme Court against current and former members of the Firm’s Board of Directors and the Firm, as nominal defendant, alleging that the Board allowed the Firm to engage in wrongful conduct regarding the sale of residential MBS and failed to implement adequate internal controls to prevent such wrongdoing.

In addition to the above-described litigation, the Firm has also received, and responded to, a number of subpoenas and informal requests for information from federal and state authorities concerning mortgage-related matters, including inquiries concerning a number of transactions involving the Firm and its affiliates’ origination and purchase of whole loans, underwriting and issuance of MBS, treatment of early payment defaults and potential breaches of securitization representations and warranties, reserves and due diligence in connection with securitizations. In January 2012, the Firm was advised by SEC staff that they are considering recommending to the Commission that civil or administrative actions be pursued arising out of two separate investigations they have been conducting. The first involves potential claims against J.P. Morgan Securities LLC and J.P. Morgan Acceptance Corporation I relating to due diligence conducted for two mortgage-backed securitizations and corresponding disclosures. The second involves potential claims against Bear Stearns entities, JPMorgan Chase & Co. and J.P. Morgan Securities LLC relating to settlements of claims against originators involving loans included in a number of Bear Stearns securitizations. In both investigations, the Firm has submitted responses to the proposed actions.
Mortgage Foreclosure Investigations and Litigation. JPMorgan Chase and four other firms agreed to a settlement (the “global settlement”) with a number of federal and state government agencies, including the DOJ, the Department of Housing and Urban Development, the Consumer Financial Protection Bureau and the State Attorneys General, relating to the servicing and origination of mortgages. The global settlement was approved by the federal District Court for the District of Columbia effective April 5, 2012. Pursuant to the global settlement, the Firm is required to make certain payments, provide various forms of relief to certain borrowers and adhere to certain enhanced mortgage servicing standards. The global settlement releases the Firm from various state and federal claims, but these releases do not include claims arising out of securitization activities, including representations made to investors concerning MBS, criminal claims and repurchase demands from the GSEs, among other items. The New York Department of Financial Services was not a party to the settlement and did not release any claims.
The Attorneys General of Massachusetts and New York have separately filed lawsuits against the Firm, other servicers and a mortgage recording company asserting claims for various alleged wrongdoings relating to mortgage assignments and use of the industry’s electronic mortgage registry. The Firm has moved to dismiss these actions.
Six purported class action lawsuits were filed against the Firm relating to its mortgage foreclosure procedures. Two of the class actions have been dismissed with prejudice and one settled on an individual basis. Of the remaining active actions, one is in the discovery phase and the other two have motions to dismiss pending. Additionally, the purported class action brought against Bank of America involving an EMC loan has been dismissed.

Two shareholder derivative actions have been filed in New York Supreme Court against the Firm’s Board of Directors alleging that the Board failed to exercise adequate oversight as to wrongful conduct by the Firm regarding mortgage servicing. These actions seek declaratory relief and damages. The defendants have moved to dismiss the first-filed action. In July 2012, the Court granted defendants’ motion to dismiss the complaint in the first-filed action and gave plaintiff 45 days in which to file an amended complaint.
Municipal Derivatives Investigations and Litigation. Purported class action lawsuits and individual actions have been filed against JPMorgan Chase and Bear Stearns, as well as numerous other providers and brokers, alleging antitrust violations in the market for financial instruments related to municipal bond offerings referred to collectively as “municipal derivatives.” In July 2011, the Firm settled with federal and state governmental agencies to resolve their investigations into similar alleged conduct. The municipal derivatives actions have been consolidated and/or coordinated in the United States District Court for the Southern District of New York. In April 2012, JPMorgan and Bear Stearns reached an agreement to settle the municipal derivatives actions for $45 million. The settlement is subject to court approval.
In addition, civil actions have been commenced against the Firm relating to certain Jefferson County, Alabama (the “County”) warrant underwritings and swap transactions. In November 2009, J.P. Morgan Securities LLC settled with the SEC to resolve its investigation into those transactions. Following that settlement, the County filed complaints against the Firm and several other defendants in Alabama state court. An action on behalf of a purported class of sewer rate payers has also been filed in Alabama state court. The suits allege that the Firm made payments to certain third parties in exchange for being chosen to underwrite more than $3 billion in warrants issued by the County and to act as the counterparty for certain swaps executed by the County. The complaints also allege that the Firm concealed these third-party payments and that, but for this concealment, the County would not have entered into the transactions. The Court denied the Firm’s motions to dismiss the complaints in both proceedings. The Firm filed mandamus petitions with the Alabama Supreme Court, seeking immediate appellate review of these decisions. The mandamus petition in the County’s lawsuit was denied in April 2011. In November and December, 2011, the County filed notices of bankruptcy with the trial court in each of the cases and with the Alabama Supreme Court stating that it was a Chapter 9 Debtor in the U.S. Bankruptcy Court for the Northern District of Alabama and providing notice of the automatic stay. Subsequently, the portion of the sewer rate payer action involving claims against the Firm was removed by certain defendants to the United States District Court for the Northern District of Alabama. In its order finding that removal of this action was proper, the District Court referred the action to the District’s Bankruptcy Court, where the action remains pending. In July 2012, a group of purported creditors of the County filed a “Complaint in Intervention” in an adversary proceeding between the indenture trustee for the warrants and certain County creditors (including the Firm) and the County, alleging that certain warrants were issued unlawfully and were thus null and void. The proposed intervenors also filed a motion seeking certification of a class of approximately 130,000 homeowners.
Two insurance companies that guaranteed the payment of principal and interest on warrants issued by the County have filed separate actions against the Firm in New York state court. Their complaints assert that the Firm fraudulently misled them into issuing insurance based upon substantially the same alleged conduct described above and other alleged non-disclosures. One insurer claims that it insured an aggregate principal amount of nearly $1.2 billion and seeks unspecified damages in excess of $400 million as well as unspecified punitive damages. The other insurer claims that it insured an aggregate principal amount of more than $378 million and seeks recovery of $4 million allegedly paid under the policies to date as well as any future payments and unspecified punitive damages. In December 2010, the court denied the Firm’s motions to dismiss each of the complaints. The Firm has filed a cross-claim and a third party claim against the County for indemnity and contribution. The County moved to dismiss, which the court denied in August 2011. In consequence of its November 2011 bankruptcy filing, the County has asserted that these actions are stayed. In February 2012, one of the insurers filed a motion for a declaration that its action is not stayed as against the Firm or, in the alternative, for an order lifting the stay as against the Firm. The Firm and the County opposed the motion, which remains pending.
Overdraft Fee/Debit Posting Order Litigation. JPMorgan Chase Bank, N.A. has been named as a defendant in several purported class actions relating to its practices in posting debit card transactions to customers’ deposit accounts. Plaintiffs allege that the Firm improperly re-ordered debit card transactions from the highest amount to the lowest amount before processing these transactions in order to generate unwarranted overdraft fees. Plaintiffs contend that the Firm should have processed such transactions in the chronological order they were authorized. Plaintiffs seek the disgorgement of all overdraft fees paid to the Firm by plaintiffs since approximately 2003 as a result of the re-ordering of debit card transactions. The claims against the Firm have been consolidated with numerous complaints against other national banks in multi-District litigation pending in the United States District Court for the Southern District of Florida. The Firm has reached an agreement to settle this matter in exchange for the Firm paying $110 million and agreeing to change certain overdraft fee practices. On May 24, 2012, the Court granted preliminary approval of the settlement and scheduled a final approval hearing in December 2012.

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
Securities Lending Litigation. JPMorgan Chase Bank, N.A. has been named as a defendant in four putative class actions asserting ERISA and other claims pending in the United States District Court for the Southern District of New York brought by participants in the Firm’s securities lending business. A fifth lawsuit was filed in New York state court by an individual participant in the program. Three of the purported class actions, which have been consolidated, relate to investments of approximately $500 million in medium-term notes of Sigma Finance Inc. (“Sigma”). In August 2010, the Court certified a plaintiff class consisting of all securities lending participants that held Sigma medium-term notes on September 30, 2008, including those that held the notes by virtue of participation in the investment of cash collateral through a collective fund, as well as those that held the notes by virtue of the investment of cash collateral through individual accounts. The Court granted JPMorgan Chase’s motion for partial summary judgment as to plaintiffs’ duty of loyalty claim, finding that the Firm did not have a conflict of interest when it provided repurchase financing to Sigma while also holding Sigma medium-term notes in securities lending accounts. The parties reached an agreement to settle this action for $150 million. The Court granted final approval to the settlement in June 2012.
The fourth putative class action concerns investments of approximately $500 million in Lehman Brothers medium-term notes. The Court granted the Firm’s motion to dismiss all claims in April 2012. The plaintiff filed an amended complaint, which JPMorgan Chase moved to dismiss. The New York state court action, which is not a class action, concerns the plaintiff’s alleged loss of money in both Sigma and Lehman Brothers medium-term notes. The Firm has answered the complaint. Discovery is proceeding.

Washington Mutual Litigations. Proceedings related to Washington Mutual’s failure are pending before the United States District Court for the District of Columbia and include a lawsuit brought by Deutsche Bank National Trust Company, initially against the FDIC, asserting an estimated $6 billion to $10 billion in damages based upon alleged breach of various mortgage securitization agreements and alleged violation of certain representations and warranties given by certain Washington Mutual, Inc. (“WMI”) subsidiaries in connection with those securitization agreements. The case includes assertions that JPMorgan Chase may have assumed liabilities for alleged breaches of representations and warranties in the mortgage securitization agreements. The District Court denied as premature motions by the Firm and the FDIC that sought a ruling on whether the FDIC retained liability for Deutsche Bank’s claims. Discovery is underway.
In addition, JPMorgan Chase was sued in an action originally filed in state court in Texas (the “Texas Action”) by certain holders of WMI common stock and debt of WMI and Washington Mutual Bank who seek unspecified damages alleging that JPMorgan Chase acquired substantially all of the assets of Washington Mutual Bank from the FDIC at a price that was allegedly too low. The Texas Action was transferred to the United States District Court for the District of Columbia, which ultimately granted JPMorgan Chase’s and the FDIC’s motions to dismiss the complaint, but the United States Court of Appeals for the District of Columbia Circuit reversed the District Court’s dismissal and remanded the case for further proceedings. Plaintiffs, who sue now only as holders of Washington Mutual Bank debt following their voluntary dismissal of claims brought as holders of WMI common stock and debt, have filed an amended complaint alleging that JPMorgan Chase caused the closure of Washington Mutual Bank and damaged them by causing their bonds issued by Washington Mutual Bank, which had a total face value of $38 million, to lose substantially all of their value. JPMorgan Chase and the FDIC have again moved to dismiss this action.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. The Firm accrues for potential liability arising from such proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downwards, as appropriate, based on management’s best judgment after consultation with counsel. The Firm incurred litigation expense of $323 million and $1.9 billion, respectively, during the three months ended June 30, 2012 and 2011, and $3.0 billion and $3.0 billion, respectively, during the six months ended June 30, 2012 and 2011. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 24 – Business segments
The Firm is managed on a line of business basis. There are six major reportable business segments – Investment Bank, Retail Financial Services, Card Services & Auto, Commercial Banking, Treasury & Securities Services and Asset Management. In addition, there is a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on pages 18–19 of this Form 10-Q, and pages 76–78 and Note 33 on pages 300–303 of JPMorgan Chase’s 2011 Annual Report.

Segment results
The following tables provide a summary of the Firm’s segment results for the three and six months ended June 30, 2012 and 2011, on a managed basis. Total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a fully taxable-equivalent (“FTE”) basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit).
Effective January 1, 2012, the Firm revised the capital allocated to certain businesses, reflecting additional refinement of each segment’s Basel III Tier 1 common capital requirements and balance sheet trends.

Segment results and reconciliation (a)
As of or for the three months ended June 30, (in millions, except ratios)	Investment Bank		Retail Financial Services		Card Services & Auto		Commercial Banking
	2012	2011	2012	2011	2012	2011	2012	2011
Noninterest revenue	$5,042	$5,233	$4,034	$3,115	$1,246	$1,306	$562	$598
Net interest income	1,724	2,081	3,901	4,027	3,279	3,455	1,129	1,029
Total net revenue	6,766	7,314	7,935	7,142	4,525	4,761	1,691	1,627
Provision for credit losses	21	(183)	(555)	994	734	944	(17)	54
Credit allocation income/(expense)(b)	—	—	—	—	—	—	—	—
Noninterest expense	3,802	4,332	4,726	5,271	2,096	1,988	591	563
Income/(loss) before income tax expense/(benefit)	2,943	3,165	3,764	877	1,695	1,829	1,117	1,010
Income tax expense/(benefit)	1,030	1,108	1,497	494	665	719	444	403
Net income/(loss)	$1,913	$2,057	$2,267	$383	$1,030	$1,110	$673	$607
Average common equity	$40,000	$40,000	$26,500	$25,000	$16,500	$16,000	$9,500	$8,000
Total assets (period-end)	829,655	809,630	264,320	283,753	198,805	197,915	163,698	148,662
Return on common equity	19%	21%	34%	6%	25%	28%	28%	30%
Overhead ratio	56	59	60	74	46	42	35	35

As of or for the three months ended June 30, (in millions, except ratios)	Treasury & Securities Services		Asset Management		Corporate/Private Equity		Reconciling Items(c)		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Noninterest revenue	$1,151	$1,183	$1,852	$2,139	$(2,404)	$1,847	$(449)	$(478)	$11,034	$14,943
Net interest income	1,001	749	512	398	(205)	218	(195)	(121)	11,146	11,836
Total net revenue	2,152	1,932	2,364	2,537	(2,609)	2,065	(644)	(599)	22,180	26,779
Provision for credit losses	8	(2)	34	12	(11)	(9)	—	—	214	1,810
Credit allocation income/(expense)(b)	68	32	—	—	—	—	(68)	(32)	—	—
Noninterest expense	1,491	1,453	1,701	1,794	559	1,441	—	—	14,966	16,842
Income/(loss) before income tax expense/(benefit)	721	513	629	731	(3,157)	633	(712)	(631)	7,000	8,127
Income tax expense/(benefit)	258	180	238	292	(1,380)	131	(712)	(631)	2,040	2,696
Net income/(loss)	$463	$333	$391	$439	$(1,777)	$502	$—	$—	$4,960	$5,431
Average common equity	$7,500	$7,000	$7,000	$6,500	$74,021	$71,577	$—	$—	$181,021	$174,077
Total assets (period-end)	67,758	55,950	98,704	78,199	667,206	672,655	NA	NA	2,290,146	2,246,764
Return on common equity	25%	19%	22%	27%	NM	NM	NM	NM	11%	12%
Overhead ratio	69	75	72	71	NM	NM	NM	NM	67	63

As of or for the six months ended June 30, (in millions, except ratios)	Investment Bank		Retail Financial Services		Card Services & Auto		Commercial Banking
	2012	2011	2012	2011	2012	2011	2012	2011
Noninterest revenue	$10,460	$11,409	$7,758	$4,495	$2,497	$2,353	$1,119	$1,100
Net interest income	3,627	4,138	7,826	8,113	6,742	7,199	2,229	2,043
Total net revenue	14,087	15,547	15,584	12,608	9,239	9,552	3,348	3,143
Provision for credit losses	16	(612)	(651)	2,193	1,472	1,297	60	101
Credit allocation income/(expense)(b)	—	—	—	—	—	—	—	—
Noninterest expense	8,540	9,348	9,735	10,171	4,125	3,905	1,189	1,126
Income/(loss) before income tax expense/(benefit)	5,531	6,811	6,500	244	3,642	4,350	2,099	1,916
Income tax expense/(benefit)	1,936	2,384	2,480	260	1,429	1,706	835	763
Net income/(loss)	$3,595	$4,427	$4,020	$(16)	$2,213	$2,644	$1,264	$1,153
Average common equity	$40,000	$40,000	$26,500	$25,000	$16,500	$16,000	$9,500	$8,000
Total assets (period-end)	829,655	809,630	264,320	283,753	198,805	197,915	163,698	148,662
Return on common equity	18%	22%	31%	—%	27%	33%	27%	29%
Overhead ratio	61	60	62	81	45	41	36	36

As of or for the six months ended June 30, (in millions, except ratios)	Treasury & Securities Services		Asset Management		Corporate/Private Equity		Reconciling Items(c)		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Noninterest revenue	$2,218	$2,320	$3,739	$4,159	$(1,391)	$3,325	$(980)	$(902)	$25,420	$28,259
Net interest income	1,948	1,452	995	784	(189)	252	(366)	(240)	22,812	23,741
Total net revenue	4,166	3,772	4,734	4,943	(1,580)	3,577	(1,346)	(1,142)	48,232	52,000
Provision for credit losses	10	2	53	17	(20)	(19)	—	—	940	2,979
Credit allocation income/(expense)(b)	71	59	—	—	—	—	(71)	(59)	—	—
Noninterest expense	2,964	2,830	3,430	3,454	3,328	2,003	—	—	33,311	32,837
Income/(loss) before income tax expense/(benefit)	1,263	999	1,251	1,472	(4,888)	1,593	(1,417)	(1,201)	13,981	16,184
Income tax expense/(benefit)	449	350	474	567	(2,089)	369	(1,417)	(1,201)	4,097	5,198
Net income/(loss)	$814	$649	$777	$905	$(2,799)	$1,224	$—	$—	$9,884	$10,986
Average common equity	$7,500	$7,000	$7,000	$6,500	$72,366	$69,259	$—	$—	$179,366	$171,759
Total assets (period-end)	67,758	55,950	98,704	78,199	667,206	672,655	NA	NA	2,290,146	2,246,764
Return on common equity	22%	19%	22%	28%	NM	NM	NM	NM	11%	13%
Overhead ratio	71	75	72	70	NM	NM	NM	NM	69	63

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

(c)
Segment managed results reflect revenue on a FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. FTE adjustments for the three and six months ended June 30, 2012 and 2011, were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2012	2011	2012	2011
Noninterest revenue	$517	$510	$1,051	$961
Net interest income	195	121	366	240
Income tax expense	712	631	1,417	1,201

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
JPMorgan Chase & Co.:
We have reviewed the consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of June 30, 2012, and the related consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30, 2012 and June 30, 2011, and the consolidated statements of cash flows and of changes in stockholders’ equity for the six-month periods ended June 30, 2012 and June 30, 2011, included in the Firm’s Quarterly Report on Form 10-Q for the period ended June 30, 2012. These interim financial statements are the responsibility of the Firm’s management.
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

August 9, 2012

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended June 30, 2012				Three months ended June 30, 2011
	Average balance	Interest(c)	Rate (annualized)		Average balance	Interest(c)	Rate (annualized)
Assets
Deposits with banks	$111,441	$136	0.49%		$75,801	$144	0.76%
Federal funds sold and securities purchased under resale agreements	242,184	646	1.07		202,036	604	1.20
Securities borrowed	129,390	(12)	(0.04)	(d)	124,806	30	0.10
Trading assets – debt instruments	235,990	2,324	3.96		285,104	3,007	4.23
Securities	366,130	2,201	2.42	(e)	342,248	2,647	3.10	(e)
Loans	725,252	8,938	4.96		686,111	9,163	5.36
Other assets(a)	33,240	61	0.74		48,716	158	1.30
Total interest-earning assets	1,843,627	14,294	3.12		1,764,822	15,753	3.58
Allowance for loan losses	(25,804)				(29,548)
Cash and due from banks	45,529				27,226
Trading assets – equity instruments	110,718				137,611
Trading assets – derivative receivables	89,345				82,860
Goodwill	48,157				48,834
Other intangible assets:
Mortgage servicing rights	7,196				12,618
Purchased credit card relationships	499				781
Other intangibles	2,424				2,957
Other assets	144,605				144,382
Total assets	$2,266,296				$2,192,543
Liabilities
Interest-bearing deposits	$744,103	$737	0.40%		$732,766	$1,123	0.61%
Federal funds purchased and securities loaned or sold under repurchase agreements	249,186	160	0.26		281,843	202	0.29
Commercial paper	48,791	21	0.18		41,682	20	0.19
Trading liabilities – debt, short-term and other liabilities(b)	203,348	332	0.66		212,878	668	1.26
Beneficial interests issued by consolidated VIEs	60,046	165	1.10		69,399	202	1.17
Long-term debt	250,494	1,538	2.47		273,934	1,581	2.31
Total interest-bearing liabilities	1,555,968	2,953	0.76		1,612,502	3,796	0.94
Noninterest-bearing deposits	349,143				247,137
Trading liabilities – equity instruments	12,096				3,289
Trading liabilities – derivative payables	78,704				66,009
All other liabilities, including the allowance for lending-related commitments	81,564				81,729
Total liabilities	2,077,475				2,010,666
Stockholders’ equity
Preferred stock	7,800				7,800
Common stockholders’ equity	181,021				174,077
Total stockholders’ equity	188,821				181,877
Total liabilities and stockholders’ equity	$2,266,296				$2,192,543
Interest rate spread			2.36%				2.64%
Net interest income and net yield on interest-earning assets		$11,341	2.47%			$11,957	2.72%

(a)	Includes margin loans.

(b)	Includes brokerage customer payables.

(c)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(d)	Negative yield for the three months ended June 30, 2012, is a result of increased client-driven demand for certain securities combined with the impact of low interest rates.

(e)	For the three months ended June 30, 2012 and 2011, the annualized rates for AFS securities, based on amortized cost, were 2.47% and 3.15%, respectively.

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Six months ended June 30, 2012				Six months ended June 30, 2011
	Average balance	Interest(c)	Rate (annualized)		Average balance	Interest(c)	Rate (annualized)
Assets
Deposits with banks	$111,129	$288	0.52%		$56,584	$245	0.87%
Federal funds sold and securities purchased under resale agreements	236,314	1,297	1.10		202,256	1,147	1.14
Securities borrowed	131,235	25	0.04		119,726	77	0.13
Trading assets – debt instruments	232,193	4,765	4.13		280,334	5,932	4.27
Securities	367,702	4,583	2.51	(d)	330,657	4,918	3.00	(d)
Loans	720,403	18,077	5.05		687,117	18,694	5.49
Other assets(a)	33,594	131	0.78		49,299	306	1.25
Total interest-earning assets	1,832,570	29,166	3.20		1,725,973	31,319	3.66
Allowance for loan losses	(26,689)				(30,669)
Cash and due from banks	45,506				28,274
Trading assets – equity instruments	118,828				139,769
Trading assets – derivative receivables	89,896				84,141
Goodwill	48,188				48,840
Other intangible assets:
Mortgage servicing rights	7,214				13,317
Purchased credit card relationships	534				819
Other intangibles	2,495				3,014
Other assets	144,044				135,263
Total assets	$2,262,586				$2,148,741
Liabilities
Interest-bearing deposits	$751,593	$1,459	0.39%		$716,932	$2,045	0.58%
Federal funds purchased and securities loaned or sold under repurchase agreements	241,301	248	0.21		280,056	319	0.23
Commercial paper	48,575	40	0.16		39,273	39	0.20
Trading liabilities – debt, short-term and other liabilities(b)	201,467	634	0.63		203,398	1,350	1.34
Beneficial interests issued by consolidated VIEs	62,703	347	1.11		71,156	416	1.18
Long-term debt	252,871	3,260	2.59		271,559	3,169	2.35
Total interest-bearing liabilities	1,558,510	5,988	0.77		1,582,374	7,338	0.94
Noninterest-bearing deposits	344,271				238,347
Trading liabilities – equity instruments	13,078				5,568
Trading liabilities – derivative payables	77,387				68,634
All other liabilities, including the allowance for lending-related commitments	82,174				74,259
Total liabilities	2,075,420				1,969,182
Stockholders’ equity
Preferred stock	7,800				7,800
Common stockholders’ equity	179,366				171,759
Total stockholders’ equity	187,166				179,559
Total liabilities and stockholders’ equity	$2,262,586				$2,148,741
Interest rate spread			2.43%				2.72%
Net interest income and net yield on interest-earning assets		$23,178	2.54%			$23,981	2.80%

(a)	Includes margin loans.

(b)	Includes brokerage customer payables.

(c)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(d)	For the six months ended June 30, 2012 and 2011, the annualized rates for AFS securities, based on amortized cost, were 2.56% and 3.04%, respectively.

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
Pre-provision profit: Represents total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.
Pretax margin: Represents income before income tax expense divided by total net revenue, which is, in management’s view, a comprehensive measure of pretax performance derived by measuring earnings after all costs are taken into consideration. It is, therefore, another basis that management uses to evaluate the performance of TSS and AM against the performance of their respective competitors.
Principal transactions revenue: Principal transactions revenue includes realized and unrealized gains and losses recorded on derivatives, other financial instruments, private equity investments, and physical commodities used in market making and client-driven activities. In addition, Principal transactions revenue also includes certain realized and unrealized gains and losses related to hedge accounting and specified risk management activities including: (a) certain derivatives designated in qualifying hedge accounting relationships (primarily fair value hedges of commodity and foreign exchange risk), (b) certain derivatives used for specified risk management purposes, primarily to mitigate credit risk, foreign exchange risk and commodity risk, and (c) other derivatives, including the synthetic credit portfolio.
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
Deposit margin/deposit spread: Represents net interest income expressed as a percentage of average deposits.

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
Commercial Term Lending primarily provides term financing to real estate investors/owners for multifamily properties as well as financing office, retail and industrial properties.
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
Assets under custody represents activities associated with the safekeeping and servicing of assets on which WSS earns fees.
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

Item 3    Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the Management’s discussion and analysis on pages 96–102 of this Form 10-Q.
Item 4    Controls and Procedures
As described in Recent developments, beginning on page 10 of this Form 10-Q, the Firm has determined that a material weakness existed in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) at March 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
As a result of that determination, the Firm’s Chairman and Chief Executive Officer and Chief Financial Officer also concluded that the Firm’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were not effective at March 31, 2012.
During the first quarter of 2012, the size and characteristics of the synthetic credit portfolio managed by the Firm’s Chief Investment Office (“CIO”) changed significantly. These changes had a negative impact on the effectiveness of CIO’s internal controls over valuation of the synthetic credit portfolio. The identified deficiency in the CIO valuation control process was the result of issues in certain interrelated and interdependent control elements comprising that process, including insufficient engagement of CIO senior finance management in the valuation control process in light of the increased size and heightened risk profile of the synthetic credit portfolio during the first quarter of 2012, and in the effectiveness of certain procedures employed during the first quarter of 2012 by the CIO Valuation Control Group in performing the price verifications. Because these elements of the valuation control process did not operate effectively at March 31, 2012, a material weakness existed in the Firm’s internal control over financial reporting at that date.
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

Based on the foregoing, the Chairman and Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the design and operation of the Firm’s disclosure controls and procedures as of June 30, 2012 and, for the reasons described above, have concluded that such controls and procedures were not effective at such date.
Other than the foregoing, there was no change in the Firm’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Reference is made to Exhibits 31.1 and 31.2 for the Certification statements issued by the Firm’s Chairman and Chief Executive Officer, and Chief Financial Officer, regarding the Firm’s disclosure controls and procedures, and internal control over financial reporting, as of June 30, 2012.

Part II Other Information

Item 1    Legal Proceedings
For information that updates the disclosures set forth under Part 1, Item 3: Legal Proceedings, in the Firm’s 2011 Annual Report on Form 10-K, see the discussion of the Firm’s material litigation in Note 23 on pages 196–205 of this Form 10-Q.
Item 1A    Risk Factors
The following discussion supplements the discussion of risk factors affecting the Firm as set forth in Part I, Item 1A: Risk Factors on pages 7–17 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2011; and Part II, Item 1A: Risk Factors on pages 175–175A of JPMorgan Chase’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012. The discussion of Risk Factors, as so supplemented, sets forth the material risk factors that could affect JPMorgan Chase’s financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Firm.
Lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect the Firm’s operations, profitability or reputation.
The Firm is committed to maintaining high standards of internal control over financial reporting and disclosure controls and procedures. Nevertheless, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in disclosure controls and procedures or in the Firm’s internal control over financial reporting may occur from time to time. On July 13, 2012, the Firm reported that it had determined that a material weakness existed in its internal control over financial reporting at March 31, 2012. This determination related to the synthetic credit portfolio managed by its Chief Investment Office during the first quarter of 2012. As a result of the material weakness, management also concluded that the Firm’s disclosure controls and procedures were not effective at March 31, 2012. Management has taken steps to remediate the internal control deficiency, including enhancing management supervision of valuation matters. The control deficiency was substantially remediated by June 30, 2012, although the remedial processes remain subject to testing.
There can be no assurance that the Firm’s disclosure controls and procedures will be effective in the future or that a material weakness or significant deficiency in internal control over financial reporting will not again exist. Any such lapses or deficiencies may materially and adversely affect the Firm’s business and results of operations or financial condition, restrict its ability to access the capital markets, require the Firm to expend significant resources to correct the lapses or deficiencies, expose the Firm to regulatory or legal proceedings, subject it to fines, penalties or judgments, harm the Firm’s reputation, or otherwise cause a decline in investor confidence. See Note 23 on pages 196–205 of this Form 10-Q for a description of investigations and litigations relating to the CIO matter.
JPMorgan Chase’s framework for managing risks and risk management procedures and practices may not be effective in mitigating risk and loss to the Firm.
JPMorgan Chase’s risk management framework and governance structure are intended to provide comprehensive controls and ongoing management of the major risks inherent in its business activities. The Firm has established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which the Firm is subject, including liquidity risk, credit risk, market risk, interest rate risk, country risk, private equity risk, operational risk, legal and fiduciary risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to the Firm’s risk management strategies because there may exist, or develop in the future, risks that the Firm has not appropriately anticipated or identified. In addition, the Firm’s risk management procedures and practices may prove inadequate in mitigating risk and loss to the Firm, or deficiencies or lapses may occur in the application or implementation of those procedures and practices.
In connection with the Firm’s internal review of the reported losses in CIO’s synthetic credit portfolio, management concluded that during the first quarter of 2012 CIO’s risk management had been ineffective in dealing with the growth in the size and complexity of the portfolio during the first quarter of 2012. Among other matters, the Firm’s internal review found that CIO lacked a robust risk committee structure; that CIO’s risk limits were insufficiently granular and should have been reassessed in light of the positions being added to the synthetic credit portfolio in the first quarter of 2012; that CIO risk management was insufficiently engaged in the approval and implementation during the first quarter of 2012 of a new CIO VaR model related to the portfolio (before that model was discontinued and the previous model was restored); and that there was inadequate escalation to the Firm’s management of certain risk issues relating to the portfolio. The Firm has taken steps to correct such lapses, including, among other things, appointing a new Chief Risk Officer for CIO and the Corporate sector; adding resources and talent in CIO risk management; instituting new CIO risk committees to improve governance and controls and ensure tighter linkages between CIO, Treasury and other activities in the Corporate sector; and introducing more granular risk limits for CIO.
While the Firm has taken steps to correct the lapses in the CIO risk management framework, there is no assurance that new or additional lapses in the Firm’s risk management framework and governance structure will not occur in the future. Any such lapses or other inadequacies in the design or implementation of the Firm’s risk management framework, governance, procedures or practices could, individually or in the aggregate, cause unexpected losses for the Firm, materially and adversely affect the Firm’s financial condition and results of operations, require significant resources to remediate any risk management deficiency, attract heightened regulatory scrutiny, expose the Firm to regulatory investigations or legal proceedings, subject the Firm to fines, penalties or judgments, harm the Firm’s reputation, or otherwise cause a decline in investor confidence. See Note 23 on pages 196–205 of this Form 10-Q for a description of investigations and litigations relating to the CIO matter.
Reductions in the Firm’s credit ratings may adversely affect its liquidity and cost of funding, as well as the value of debt obligations issued by the Firm.
On June 21, 2012, Moody’s downgraded the long-term senior debt ratings of JPMorgan Chase & Co. and the long-term senior debt and deposit ratings of JPMorgan Chase Bank, N.A. as part of its review of 17 banks and securities firms with global capital markets operations. Moody’s also maintained its “negative” outlook on JPMorgan Chase & Co., indicating the possibility of a further downgrade. In addition, on May 11, 2012, Fitch downgraded the long-term senior debt ratings of JPMorgan Chase & Co. and the long-term senior debt and deposit ratings of JPMorgan Chase Bank, N.A. and placed them on ratings watch negative for a possible further downgrade, and S&P changed its outlook on JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. to “negative”, indicating the possibility of a future downgrade. The rating actions by these three credit rating agencies followed the disclosure by the Firm, on May 10, 2012, that its Chief Investment Office had experienced significant losses in its synthetic credit portfolio.
Any future reductions in the credit ratings of debt obligations of JPMorgan Chase & Co., JPMorgan Chase Bank, N.A. and certain of their subsidiaries could reduce the Firm’s access to debt markets, materially increase the cost of issuing debt, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing or permitted, contractually or otherwise, to do business with or lend to the Firm, thereby curtailing the Firm’s business operations and reducing its profitability. In addition, any such reduction in credit ratings may increase the credit spreads charged by the market for taking credit risk on JPMorgan Chase & Co. and its subsidiaries and, as a result, could adversely affect the value of debt obligations that they have issued or may issue in the future.
JPMorgan Chase’s role as a clearing and custody bank in the U.S. tri-party repurchase business exposes it to credit risks, including intra-day credit risk.
Financial services institutions are interrelated as a result of market-making, trading, clearing, counterparty, or other relationships. The Firm routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. The Firm is a market leader in providing clearing, custodial and prime brokerage services for financial services companies. In addition, the Firm acts as a clearing and custody bank in the U.S. tri-party repurchase transaction market. Many of these transactions expose the Firm to credit risk in the event of a default by the counterparty or client and, in the case of its role in the U.S. tri-party repurchase business, can expose the Firm to intra-day credit risk of the cash borrowers, usually broker-dealers; however, this exposure is secured by collateral and typically extinguished through the settlement process by the end of the day. The Firm actively participated in the Tri-Party Repo Infrastructure Reform Task Force sponsored by the Federal Reserve Bank of New York, which issued recommendations to modify and improve the infrastructure of tri-party repurchase transactions in order to, among other things, mitigate intra-day credit exposure. The Firm has implemented many of the recommendations and intends to implement the intra-day credit recommendations by the end of 2013. As a result, the Firm expects its intra-day credit exposure after implementation of all the Task Force recommendations to be substantially reduced. Nevertheless, if a broker-dealer that is party to a repurchase transaction cleared by the Firm becomes bankrupt or insolvent, the Firm may become involved in disputes and litigation with the broker-dealer’s bankruptcy estate and other creditors, or involved in regulatory investigations, all of which can increase the Firm’s operational and litigation costs and may result in losses if the securities in the repurchase transaction decline in value.
Implementation of the Firm’s resolution plan under the U.S. resolution plan rules could materially impair the claims of JPMorgan Chase debt holders.
On July 1, 2012, JPMorgan Chase submitted to the Federal Reserve and the FDIC its initial plan for resolution of the Firm as required under the Dodd-Frank Act and a rule issued by those banking regulators relating to the resolution of bank holding companies with assets of $50 billion or more and a rule issued by the FDIC relating to the resolution of insured depository institutions with assets of

$50 billion or more. The resolution plan is intended to provide information to those banking regulators in the unlikely event that the Firm were to default on its obligations or be in danger of default and neither the Firm’s recovery plan (as submitted to the Federal Reserve and the FDIC) nor another private sector alternative were available to prevent such default.
The Firm’s resolution plan includes strategies to resolve the Firm under the Bankruptcy Code, and recommends to the FDIC and the Federal Reserve the optimal strategy to resolve the Firm under the special resolution procedure provided in Title II of the Dodd-Frank Act (“Title II”).
The Firm has recommended to the FDIC and the Federal Reserve that the optimal Title II strategy would involve a “single point of entry” recapitalization model in which the FDIC would use its power to create a “bridge entity” for JPMorgan Chase, transfer the systemically important and viable parts of the Firm’s business, principally the stock of JPMorgan Chase & Co.’s main operating subsidiaries and any intercompany claims against such subsidiaries, to the bridge entity, recapitalize those businesses by contributing some or all of such intercompany claims to the capital of such subsidiaries, and by exchanging debt claims against JPMorgan Chase & Co. for equity in the bridge entity.
Under this strategy, the FDIC would distribute the stock of the bridge entity to the Firm’s creditors, including holders of long-term debt issued by JPMorgan Chase & Co. under its indentures and holders of other debt, in order of priority, in satisfaction of the claims against JPMorgan Chase & Co. that are not assumed by the bridge entity. Upon consummation of the recapitalization, holders of debt claims against JPMorgan Chase & Co. would cease to have any rights as creditors of JPMorgan Chase & Co., including the obligation of JPMorgan Chase & Co. to repay such indebtedness. If the Firm were to be resolved under this strategy, no assurance can be given that the value of the stock of the bridge entity distributed to the holders of debt obligations of JPMorgan Chase & Co. would be sufficient to repay or satisfy all or part of the principal amount of, and interest on, the debt obligations for which such stock was exchanged.
The Firm’s resolution plan provides for the rapid and orderly resolution of JPMorgan Chase & Co. under the Bankruptcy Code. Under this plan, the Firm’s lead bank subsidiary, JPMorgan Chase Bank, N.A., would be recapitalized either without initiating one or more receiverships under the Federal Deposit Insurance Act or, if necessary, by utilizing the FDIC’s traditional resolution powers in receivership proceedings under that Act. JPMorgan Chase & Co. would be placed in Chapter 11 proceedings under the Bankruptcy Code, and creditors and shareholders of JPMorgan Chase & Co. would realize value from the restructuring only to the extent available to JPMorgan Chase & Co. as a shareholder of JPMorgan Chase Bank, N.A. and only after payment of JPMorgan Chase Bank, N.A.’s creditors.

Should such a restructuring and recapitalization prove insufficient to adequately capitalize JPMorgan Chase Bank, N.A., the resolution plan calls for divestiture of any of the Firm’s lines of business and/or material subsidiaries, failing which the Firm would be wound down in proceedings under the Bankruptcy Code and other applicable insolvency regimes. If the Firm were to be resolved under its resolution plan, there can be no assurance that holders of debt obligations of JPMorgan Chase & Co. would receive repayment or satisfaction of all or part of the principal amount of, and interest on, such debt obligations in connection with any such reorganization or liquidation.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2012, there were no shares of common stock of JPMorgan Chase & Co. issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.
Repurchases under the common equity repurchase program
On March 13, 2012, the Board of Directors authorized a new $15.0 billion common equity (i.e., common stock and warrants) repurchase program, of which up to $12.0 billion is approved for repurchase in 2012 and up to an additional $3.0 billion is approved through the end of the first quarter of 2013. The new program supersedes a $15.0 billion repurchase program approved on March 18, 2011. During the three and six months ended June 30, 2012, the Firm repurchased (on a trade-date basis) an aggregate of 45 million and 49 million shares of common stock and warrants for $1.4 billion and $1.6 billion, respectively. As of June 30, 2012, $13.4 billion of authorized repurchase capacity remained under the new program. The Firm did not make any repurchases after May 17, 2012. For additional information regarding repurchases of the Firm’s equity securities, see 2012 Business outlook, on pages 9–10 of this Form 10-Q.
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
The authorization to repurchase common equity will be utilized at management’s discretion, and the timing of purchases and the exact amount of common equity that may be repurchased is subject to various factors, including market conditions; legal and regulatory considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time. For a discussion of restrictions on equity repurchases, see Note 22 on page 276 of JPMorgan Chase’s 2011 Annual Report.

Shares repurchased pursuant to the common equity repurchase program during the six months ended June 30, 2012, were as follows.

	Common stock		Warrants
Six months ended June 30, 2012	Total shares of common stock repurchased	Average price paid per share of common stock(d)	Total warrants repurchased	Average price paid per warrant(d)	Aggregate repurchases of common equity (in millions)(d)	Dollar value of remaining authorized repurchase (in millions)(e)
Repurchases under the prior $15.0 billion program(a)	2,604,500	$33.10	—	$—	$86	$6,050	(f)
Repurchases under the new $15.0 billion program(b)	2,867,870	45.29	—	—	130	14,870
First quarter(a)(b)	5,472,370	39.49	—	—	216	14,870
April(c)	17,789,777	43.72	—	—	778	14,092
May	10,280,938	40.99	18,471,300	12.90	659	13,433
June	—	—	—	—	—	13,433
Second quarter(c)	28,070,715	42.72	18,471,300	12.90	1,437	13,433
Year-to-date(a)	33,543,085	$42.19	18,471,300	$12.90	$1,653	$13,433	(g)

(a)	Includes $86 million of repurchases in December 2011, which settled in early January 2012.

(b)	Excludes $60 million of repurchases in March 2012, which settled in early April 2012.

(c)	Includes $60 million of repurchases in March 2012, which settled in early April 2012.

(d)	Excludes commissions cost.

(e)	The amount authorized by the Board of Directors excludes commissions cost.

(f)	The unused portion of the prior $15.0 billion program was canceled when the new $15.0 billion program was authorized.

(g)	Dollar value remaining under the new $15.0 billion program.

Repurchases under the stock-based incentive plans
Participants in the Firm’s stock-based incentive plans may have shares of common stock withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s repurchase program. Shares repurchased pursuant to these plans during the six months ended June 30, 2012, were as follows.

Six months ended June 30, 2012	Total shares of common stock repurchased	Average price paid per share of common stock
First quarter	406	$45.81
April	—	—
May	32	39.72
June	—	—
Second quarter	32	39.72
Year-to-date	438	$45.36

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

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and six months ended June 30, 2012 and 2011, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated balance sheets (unaudited) as of June 30, 2012, and December 31, 2011, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the six months ended June 30, 2012 and 2011, (v) the Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements (unaudited).

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