Form 10-Q
period 2012-09-30
JPMORGAN CHASE & CO
filed 2012-11-08
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended	Commission file
September 30, 2012	number 1-5805

JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

Number of shares of common stock outstanding as of October 31, 2012: 3,801,401,625

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights

(unaudited) (in millions, except per share, headcount and ratio data)						Nine months ended September 30,
As of or for the period ended,	3Q12	2Q12	1Q12	4Q11	3Q11	2012	2011
Selected income statement data
Total net revenue	$25,146	$22,180	$26,052	$21,471	$23,763	$73,378	$75,763
Total noninterest expense	15,371	14,966	18,345	14,540	15,534	48,682	48,371
Pre-provision profit	9,775	7,214	7,707	6,931	8,229	24,696	27,392
Provision for credit losses	1,789	214	726	2,184	2,411	2,729	5,390
Income before income tax expense	7,986	7,000	6,981	4,747	5,818	21,967	22,002
Income tax expense	2,278	2,040	2,057	1,019	1,556	6,375	6,754
Net income	$5,708	$4,960	$4,924	$3,728	$4,262	$15,592	$15,248
Per common share data
Net income per share: Basic	$1.41	$1.22	$1.20	$0.90	$1.02	$3.82	$3.60
Diluted	1.40	1.21	1.19	0.90	1.02	3.81	3.57
Cash dividends declared per share(a)	0.30	0.30	0.30	0.25	0.25	0.90	0.75
Book value per share	50.17	48.40	47.48	46.59	45.93	50.17	45.93
Tangible book value per share(b)	37.53	35.71	34.79	33.69	33.05	37.53	33.05
Common shares outstanding
Average: Basic	3,803.3	3,808.9	3,818.8	3,801.9	3,859.6	3,810.4	3,933.2
Diluted	3,813.9	3,820.5	3,833.4	3,811.7	3,872.2	3,822.6	3,956.5
Common shares at period-end	3,799.6	3,796.8	3,822.0	3,772.7	3,798.9	3,799.6	3,798.9
Share price(c)
High	$42.09	$46.35	$46.49	$37.54	$42.55	$46.49	$48.36
Low	33.10	30.83	34.01	27.85	28.53	30.83	28.53
Close	40.48	35.73	45.98	33.25	30.12	40.48	30.12
Market capitalization	153,806	135,661	175,737	125,442	114,422	153,806	114,422
Selected ratios
Return on common equity (“ROE”)	12%	11%	11%	8%	9%	11%	11%
Return on tangible common equity (“ROTCE”)(b)	16	15	15	11	13	15	16
Return on assets (“ROA”)	1.01	0.88	0.88	0.65	0.76	0.92	0.94
Return on risk-weighted assets(d)	1.74	1.52	1.57	1.21	1.40	1.61	1.70
Overhead ratio	61	67	70	68	65	66	64
Deposits-to-loans ratio	158	153	157	156	157	158	157
Tier 1 capital ratio	11.9	11.3	11.9	12.3	12.1	11.9	12.1
Total capital ratio	14.7	14.0	14.9	15.4	15.3	14.7	15.3
Tier 1 leverage ratio	7.1	6.7	7.1	6.8	6.8	7.1	6.8
Tier 1 common capital ratio(e)	10.4	9.9	9.8	10.1	9.9	10.4	9.9
Selected balance sheet data (period-end)
Trading assets	$447,053	$417,324	$455,633	$443,963	$461,531	$447,053	$461,531
Securities	365,901	354,595	381,742	364,793	339,349	365,901	339,349
Loans	721,947	727,571	720,967	723,720	696,853	721,947	696,853
Total assets	2,321,284	2,290,146	2,320,164	2,265,792	2,289,240	2,321,284	2,289,240
Deposits	1,139,611	1,115,886	1,128,512	1,127,806	1,092,708	1,139,611	1,092,708
Long-term debt	241,140	239,539	255,831	256,775	273,688	241,140	273,688
Common stockholders’ equity	190,635	183,772	181,469	175,773	174,487	190,635	174,487
Total stockholders’ equity	199,693	191,572	189,269	183,573	182,287	199,693	182,287
Headcount	259,547	262,882	261,453	260,157	256,663	259,547	256,663
Credit quality metrics
Allowance for credit losses	$23,576	$24,555	$26,621	$28,282	$29,036	$23,576	$29,036
Allowance for loan losses to total retained loans	3.18%	3.29%	3.63%	3.84%	4.09%	3.18%	4.09%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(f)	2.61	2.74	3.11	3.35	3.74	2.61	3.74
Nonperforming assets	$12,481	$11,397	$11,953	$11,315	$12,468	$12,481	$12,468
Net charge-offs	2,770	2,278	2,387	2,907	2,507	7,435	9,330
Net charge-off rate	1.53%	1.27%	1.35%	1.64%	1.44%	1.39%	1.83%

(a)	On March 13, 2012, the Board of Directors increased the Firm’s quarterly stock dividend from $0.25 to $0.30 per share.

(b)
Tangible book value per share and ROTCE are non-GAAP financial ratios. ROTCE measures the Firm’s earnings as a percentage of tangible common equity. Tangible book value per share represents the Firm’s tangible common equity divided by period-end common shares. For further discussion of these ratios, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15–16 of this Form 10-Q.

(c)
Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.

(d)	Return on Basel I risk-weighted assets is the annualized earnings of the Firm divided by its average risk-weighted assets.

(e)
Basel I Tier 1 common capital ratio (“Tier 1 common ratio”) is Tier 1 common capital (“Tier 1 common”) divided by risk-weighted assets. The Firm uses Tier 1 common capital along with the other capital measures to assess and monitor its capital position. For further discussion of Tier 1 common capital ratio, see Regulatory capital on pages 59–61 of this Form 10-Q.

(f)	Excludes the impact of residential real estate purchased credit-impaired (“PCI”) loans. For further discussion, see Allowance for credit losses on pages 93–95 of this Form 10-Q.

INTRODUCTION
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase. See the Glossary of terms on pages 213–216 for definitions of terms used throughout this Form 10-Q.
The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements on page 111 and Part II, Item 1A: Risk Factors, on pages 220–222 of this Form 10-Q; Part II, Item 1A: Risk Factors, on pages 175–175A of the Firm’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012; Part II, Item 1A: Risk Factors, on pages 219–222 of the Firm’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012; and Part I, Item 1A, Risk Factors, on pages 7–17 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (“2011 Annual Report” or “2011 Form 10-K”), to which reference is hereby made.
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm has $2.3 trillion in assets and $199.7 billion in stockholders’ equity as of September 30, 2012. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing, asset management and private equity. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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

JPMorgan Chase’s activities at the end of the third quarter 2012 were organized, for management reporting purposes, into six major business segments. In addition, there is a Corporate/Private Equity segment. The Firm’s wholesale businesses comprise the Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management segments. The Firm’s consumer businesses comprise the Retail Financial Services and Card Services & Auto segments. A description of the Firm’s business segments, and the products and services they provide to their respective client bases, follows.
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
Retail Financial Services
Retail Financial Services (“RFS”) serves consumers and businesses through personal service at bank branches and through ATMs, online and mobile banking and telephone banking. RFS is organized into Consumer & Business Banking and Mortgage Banking (including Mortgage Production and Servicing, and Real Estate Portfolios). Consumer & Business Banking offers deposit and investment products and services to consumers and lending, deposit and cash management, and payment solutions to small businesses. Mortgage Production and Servicing includes mortgage origination and servicing activities. Real Estate Portfolios comprises residential mortgages and home equity loans, including the PCI portfolio acquired in the Washington Mutual transaction. Customers can use nearly 5,600 bank branches (second largest nationally) and nearly 18,500 ATMs (largest nationally), as well as online and mobile banking around the clock. More than 32,800 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. As one of the largest mortgage originators in the U.S., Chase helps customers buy or refinance homes resulting in more than $150 billion of mortgage originations annually. Chase also services approximately 8 million mortgages and home equity loans.

Card Services & Auto
Card Services & Auto (“Card”) is one of the nation’s largest credit card issuers, with over $124 billion in credit card loans. Customers have nearly 64 million open credit card accounts (excluding the commercial card portfolio), and used Chase credit cards to meet over $279 billion of their spending needs in the nine months ended September 30, 2012. Consumers can obtain loans through more than 17,400 auto dealerships. Chase customers also can obtain student loans for attendance at eligible schools and universities nationwide. Through its Merchant Services business, Chase Paymentech Solutions, Card is a global leader in payment processing and merchant acquiring.
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
Asset Management
Asset Management (“AM”), with assets under supervision of $2.0 trillion as of September 30, 2012, is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity products, including money-market instruments and bank deposits. AM also provides trust and estate, banking and brokerage services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.
In addition to the six major reportable business segments outlined above, the following is a description of Corporate/Private Equity.

Corporate/Private Equity
The Corporate/Private Equity sector comprises Private Equity, Treasury, Chief Investment Office (“CIO”), and Other Corporate, which includes corporate staff units and expense that is centrally managed. Treasury and CIO manage capital and liquidity of the Firm. The corporate staff units include Central Technology and Operations, Audit, Executive, Finance, Human Resources, Corporate Marketing, Internet & Mobile, Legal & Compliance, Global Real Estate, General Services, Risk Management, and Corporate Responsibility & Public Policy. Other centrally managed expense includes the Firm’s occupancy and pension-related expense that are subject to allocation to the businesses.
Business segment changes
On July 27, 2012, the Firm announced that it will be reorganizing its business segments to reflect the manner in which the segments will be managed. The reorganization of the business segments is expected to be effective beginning in the fourth quarter of 2012. As a result, Retail Financial Services and Card Services & Auto businesses will be combined to form the Consumer & Community Banking segment. The Investment Bank and Treasury & Securities Services businesses will be combined to form the Corporate & Investment Bank segment. Asset Management and Commercial Banking will remain unchanged. In addition, Corporate/Private Equity will not be significantly affected.

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
Economic environment
The global economy continued to expand in the third quarter of 2012, but reflected regional differences.
The U.S. economy grew at a modest pace. The U.S. unemployment rate declined to 7.8% at the end of the third quarter as U.S. labor market conditions continued to improve at a slow pace. The U.S. housing sector continued to show signs of improvement: excess inventories were reduced, prices began to rise and affordability improved in most areas of the country as household incomes stabilized and mortgage rates declined. During the third quarter, homebuilder confidence improved to the highest level in six years and housing starts increased to the highest level in four years. The multifamily and rental sector continued to benefit from robust demand. Business fixed investment remained solid; although slower in recent months as nonresidential construction declined, investments in equipment and software remained strong.
The Board of Governors of the Federal Reserve System (the “Federal Reserve”) maintained the target range for the federal funds rate at zero to one quarter percent and guided that economic conditions are likely to warrant exceptionally low levels for the federal funds rate, at least through late 2015. Additionally, the Federal Reserve announced a new asset purchase program that would be open-ended and is intended to speed up the pace of the U.S. economic recovery and produce sustained improvement in the labor market.
Asia’s developing economies continued to expand, although growth was significantly slower than earlier in the year, reducing global inflationary pressures.
During the third quarter of 2012, the European Central Bank (“ECB”) announced a new government bond-buying program referred to as the Outright Monetary Transactions (“OMT”) plan. The plan includes the ECB’s conditional pledge to purchase “unlimited” amounts of the government bonds of the region’s troubled nations and is intended shore up confidence in the Euro. With the announcement of the OMT plan and other actions by the ECB, concerns over the European monetary union have recently receded.
The U.S. economy is likely to be affected by the continuing uncertainty about Europe’s financial crisis, the Federal Reserve’s monetary policy, and the fiscal debate over taxes and spending that is expected to occur later in 2012, among other factors.

Financial performance of JPMorgan Chase
	Three months ended September 30,			Nine months ended September 30,
(in millions, except per share data and ratios)	2012	2011	Change	2012	2011	Change
Selected income statement data
Total net revenue	$25,146	$23,763	6%	$73,378	$75,763	(3)%
Total noninterest expense	15,371	15,534	(1)	48,682	48,371	1
Pre-provision profit	9,775	8,229	19	24,696	27,392	(10)
Provision for credit losses	1,789	2,411	(26)	2,729	5,390	(49)
Net income	5,708	4,262	34	15,592	15,248	2
Diluted earnings per share	1.40	1.02	37%	3.81	3.57	7%
Return on common equity	12%	9%		11%	11%
Capital ratios
Tier 1 capital	11.9	12.1
Tier 1 common	10.4	9.9
Business Overview
JPMorgan Chase reported record third-quarter 2012 net income of $5.7 billion, or a record $1.40 per share, on net revenue of $25.1 billion. Net income increased by $1.4 billion, or 34%, compared with net income of $4.3 billion, or $1.02 per share, in the third quarter of 2011. ROE for the quarter was 12%, compared with 9% for the prior-year quarter. Results in the third quarter of 2012 included the following significant items: $900 million pretax benefit ($0.14 per share after-tax increase in earnings) from a reduction in the allowance for loan losses in Real Estate

Portfolios; $825 million pretax incremental charge-offs ($0.13 per share after-tax decrease in earnings) due to regulatory guidance on certain residential loans in Real Estate Portfolios; $888 million pretax benefit ($0.14 per share after-tax increase in earnings) due to extinguishment gains on redeemed trust preferred capital debt securities in Corporate; $684 million pretax expense ($0.11 per share after-tax decrease in earnings) for additional litigation reserves in Corporate. The tax rate used for each of the above significant items is 38%; for additional information, see the discussion at the end of this section on pages 8–9.

The increase in net income from the third quarter of 2011 was driven by higher net revenue, a lower provision for credit losses and lower noninterest expense. The increase in net revenue as compared with the prior year was due to higher mortgage fees and related income, higher principal transactions revenue, and higher investment banking fees. Net interest income decreased compared with the prior year, reflecting the impact of low interest rates, as well as lower average trading balances, faster prepayment of mortgage-backed securities, limited reinvestment opportunities and the run off of higher-yielding loans, partially offset by lower deposit costs.
Results in the third quarter of 2012 reflected positive credit trends for the consumer real estate and credit card portfolios. The provision for credit losses was $1.8 billion, down $622 million, or 26%, from the prior year. The total consumer provision for credit losses was $1.9 billion, down $432 million from the prior year. The decrease in the consumer provision reflected a $900 million reduction of the allowance for loan losses related to the mortgage portfolio due to improved delinquency trends and lower estimated losses. Consumer net charge-offs were $2.8 billion, compared with $2.7 billion in the prior year, resulting in net charge-off rates of 3.10% and 2.84%, respectively. The increase in consumer net charge-offs was primarily due to incremental charge-offs of $825 million for certain residential real estate loans recorded in accordance with regulatory guidance requiring loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) to be charged off to the net realizable value of the collateral and to be considered nonaccrual, regardless of their delinquency status. The wholesale provision for credit losses was a benefit of $63 million compared with an expense of $127 million in the prior year. Wholesale net recoveries were $34 million, compared with net recoveries of $151 million in the prior year, resulting in net recovery rates of 0.05% and 0.24%, respectively. The Firm’s allowance for loan losses to end-of-period loans retained was 2.61%, compared with 3.74% in the prior year.
The Firm’s nonperforming assets totaled $12.5 billion at September 30, 2012, up from the prior-quarter level of $11.4 billion and flat compared with the prior-year level of $12.5 billion. The current quarter included $1.7 billion of Chapter 7 loans which were reported as nonaccrual as discussed above. The current quarter nonaccrual loans also reflected the effect of regulatory guidance implemented in the first quarter of 2012, as a result of which the Firm began reporting performing junior liens that are subordinate to senior liens that are 90 days or more past due, as nonaccrual loans. Such junior liens were $1.3 billion in the current quarter and $1.5 billion in the prior quarter.
Loans increased $25.1 billion from the third quarter of 2011; this increase was due to a $42.8 billion increase in the wholesale loan portfolio across the lines of business, partially offset by a $17.7 billion decrease in the consumer loan portfolio, reflecting net runoff, primarily in the real estate portfolios.
Noninterest expense was $15.4 billion, down $163 million, or 1%, compared with the prior year. The current quarter included pretax expense of $790 million for additional litigation reserves. The prior year included pretax expense of $1.3 billion for additional litigation reserves.
The Firm’s results reflected continued momentum in all of its businesses. The Investment Bank reported favorable Fixed Income Markets results and maintained its #1 ranking for Global Investment Banking fees. Consumer & Business Banking average deposits were up 9% and Business Banking loan balances grew for the eighth consecutive quarter to a record $19 billion, up 8% compared with the prior year. Mortgage Banking originations were $47 billion, up 29%, compared with the prior year. Credit Card sales volume, excluding Commercial Card, was up 11% compared with the prior year. Commercial Banking reported record revenue and grew loan balances for the ninth consecutive quarter to a record $124 billion, up 15% compared with the prior year. Treasury & Securities Services assets under custody rose to a record $18.2 trillion, up 12% compared with the prior year. Asset Management reported positive net long-term product flows for the fourteenth consecutive quarter and record loan balances of $75 billion.
Net income for the first nine months of 2012 was $15.6 billion, or $3.81 per share, compared with $15.2 billion, or $3.57 per share, for the first nine months of 2011. The increase was driven by a lower provision for credit losses, partially offset by lower net revenue. The decline in net revenue for the first nine months of the year was driven by lower principal transactions revenue, reflecting losses from the synthetic credit portfolio, and lower investment banking fees, predominantly offset by higher mortgage fees and related income. The lower provision for credit losses reflected an improved consumer credit environment. Noninterest expense was flat compared with the first nine months of 2011.
The Firm strengthened its balance sheet, ending the third quarter with Basel I Tier 1 common capital of $135 billion, or 10.4%, compared with $120 billion, or 9.9%, in the third quarter of 2011. The Firm estimated that its Basel III Tier 1 common ratio was approximately 8.4% at September 30, 2012, taking into account the impact of final Basel 2.5 rules and the Federal Reserve’s Notice of Proposed Rulemaking (“NPR”). (The Basel I and III Tier 1 common ratios are non-GAAP financial measures, which the Firm uses along with the other capital measures, to assess and monitor its capital position. For further discussion of the Tier 1 common capital ratios, see Regulatory capital on pages 59–61 of this Form 10-Q.)
JPMorgan Chase serves clients, consumers, companies, and communities around the globe. The Firm provided credit and raised capital of over $1.3 trillion for commercial and consumer clients during the first nine months of 2012. This included more than $15 billion of credit provided for U.S. small businesses, an increase of 21% compared with the same period last year; and $52 billion of capital raised and credit provided so far this year for more than 1,300 nonprofit and government entities, including states, municipalities, hospitals and universities.
Investment Bank net income decreased from the prior year, reflecting higher noninterest expense and lower net revenue, largely offset by a benefit from the provision for credit losses compared with a provision for credit losses in the prior year. Net revenue included a $211 million loss from debit valuation adjustments (“DVA”) on certain structured and derivative liabilities resulting from the tightening of the Firm’s credit spreads, compared with a gain of $1.9 billion in the prior year. Excluding the impact of DVA, Fixed Income and Equity Markets combined revenue was up 24% compared with the prior year, driven by solid client revenue and broad-based strength across the Fixed Income businesses. The portion of the synthetic credit portfolio transferred from CIO in Corporate to IB on July 2, 2012, experienced a modest loss, which was included in Fixed Income Markets revenue. Investment banking fees were up 38% compared with the prior year primarily due to stronger results in debt underwriting. Noninterest expense increased compared with the prior year, driven by higher compensation expense, partially offset by lower noncompensation expense.
Retail Financial Services net income increased compared with the prior year, reflecting an increase in net revenue and a lower provision for credit losses, partially offset by increased noninterest expense. Net revenue increased as higher noninterest revenue was driven by higher mortgage fees and related income, partially offset by lower debit card revenue; while net interest income declined driven by lower deposit margins and lower loan balances due to portfolio runoff, largely offset by higher deposit balances. The provision for credit losses declined compared with the prior year. The current-quarter provision reflected a $900 million reduction in the allowance for loan losses. Current-quarter total net charge-offs were $1.5 billion, including $825 million of incremental charge-offs of Chapter 7 loans. Noninterest expense increased from the prior year as a result of higher mortgage production expense and higher servicing expense, as well as investments in sales force and new branch builds.
Card Services & Auto net income increased compared with the prior year as lower noninterest expense and lower provision for credit losses was partially offset by lower net revenue. The provision for credit losses was $1.2 billion, compared with $1.3 billion in the prior year. The current-quarter provision reflected lower net charge-offs and a small reduction in the allowance for loan losses. The prior-year provision included a $370 million reduction in the allowance for loan losses. Noninterest expense declined compared with the prior year, driven by lower marketing expense.

Commercial Banking net income increased compared with the prior year, reflecting an increase in net revenue and lower provision for credit losses, partially offset by higher expense. Net revenue was a record reflecting growth in loan and liability balances and increased investment banking revenue, partially offset by spread compression on loan products. Noninterest expense increased compared with the prior year, reflecting higher headcount-related expense.
Treasury & Securities Services net income increased compared with the prior year, reflecting higher net revenue. Treasury Services net revenue increased compared with the prior year, driven by higher deposit balances and higher trade finance loan volumes. Worldwide Securities Services net revenue increased compared with the prior year, driven by higher deposit balances.
Asset Management net income increased compared with the prior year, reflecting higher net revenue, lower noninterest expense and lower provision for credit losses. Net revenue increased as higher valuations of seed capital investments and the impact of net product inflows were offset by the absence of a prior-year gain on the sale of an investment and lower loan-related revenue. Net interest income increased primarily due to higher deposit and loan balances. Noninterest expense decreased from the prior year, due to the absence of non-client-related litigation expense, partially offset by higher performance-based compensation.
Corporate/Private Equity reported net income, compared with a net loss in the prior year. Private Equity reported a lower net loss, compared with the prior year. Net revenue was a lower loss compared with the prior year, due to lower net valuation losses on both private and public investments. Treasury and CIO reported net income, compared with a net loss in the prior year. Net revenue increased compared with the prior year. The current-quarter revenue reflected $888 million of pretax extinguishment gains related to the redemption of trust preferred capital debt securities. Principal transactions in CIO included $449 million of losses on the index credit derivative positions that had been retained by it following the transfer of the synthetic credit portfolio to IB on July 2, 2012, reflecting credit spread tightening during the quarter. By the end of the third quarter of 2012, CIO effectively closed out these positions. Net interest income was negative, reflecting the impact of lower portfolio yields and higher deposit balances across the Firm. Net revenue also included securities gains of $459 million from sales of available-for-sale (“AFS”) investment securities during the current quarter. Other Corporate reported a lower net loss, compared with the prior year. The third quarter included pretax expense of $684 million for additional litigation reserves. The prior year included pretax expense of $1.0 billion for additional litigation reserves , predominantly for mortgage-related matters.
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
2012 Business outlook
The following forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 111 and Risk Factors on pages 220–222 of this Form 10-Q.
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
In the Consumer & Business Banking business within RFS, the Firm estimates that, given the current low interest rate environment, continued deposit spread compression could negatively affect annual net income by over $400 million. It is possible that this decline may be offset by deposit balance growth, although the exact extent of any such deposit growth cannot be determined at this time.
In the Mortgage Production and Servicing business within RFS, management expects to continue to incur elevated default- and foreclosure-related costs, including additional costs associated with the Firm’s mortgage servicing processes, particularly its loan modification and foreclosure procedures. (See Mortgage servicing-related matters on pages 89–91 and Note 16 on pages 184–187 of this Form 10-Q.) In addition, management believes that the high production margins experienced in the third quarter of 2012 will not be sustainable over time. Management also expects there will be continued elevated levels of repurchases of mortgages previously sold, predominantly to U.S. government-sponsored entities (“GSEs”). However, based on current trends and estimates, management believes that the existing mortgage repurchase liability is sufficient to cover such losses.
For Real Estate Portfolios within RFS, management believes that total quarterly net charge-offs may be approximately $600 million, subject to economic uncertainty. If positive credit trends in the residential real estate portfolio continue or accelerate and economic uncertainty does not increase, the related allowance for loan losses may be reduced over time. Given management’s current estimate of net portfolio runoff levels, the residential real estate portfolio is expected to decline by approximately 10% to 12% in 2012 from year-end 2011 levels. This reduction in the residential real estate portfolio can be expected to reduce annual net interest income by approximately $500 million. However, over time, the reduction in net interest income should be offset by an improvement in credit costs and lower expenses.
In Card Services & Auto, the Firm expects that further reductions in the allowance for loan losses for the credit card portfolio may be at or near an end, given the current stage of the credit cycle within the credit card business.
The currently anticipated results for RFS and Card described above could be affected by adverse economic conditions, including further declines in U.S. housing prices or increases in the unemployment rate. Management continues to closely monitor the portfolios in these businesses in light of current economic uncertainty.
In Private Equity, within the Corporate/Private Equity segment, earnings will likely continue to be volatile and influenced by capital markets activity, market levels, the performance of the broader economy and investment-specific issues.
For Treasury and CIO, within the Corporate/Private Equity segment, management currently believes that the segment may generate a net loss of approximately $300 million for the fourth quarter of 2012 (which may vary positively or negatively by approximately $100 million) driven by the implied yield curve and management decisions related to the positioning of the investment securities portfolio.
For Other Corporate, within the Corporate/Private Equity segment, management expects quarterly net income, excluding material litigation expense and significant nonrecurring items, if any, to be approximately $100 million, but this is likely to vary each quarter.
The Firm’s net yield on interest-earning assets is expected to be under continued modest pressure in the fourth quarter of 2012, reflecting the continued low interest rate environment. The Firm’s total noninterest expense for the second half of 2012, excluding Corporate litigation expense and compensation expense for IB, is expected to be comparable to the level for the first half of 2012. This anticipated level of noninterest expense includes elevated costs in Mortgage Banking as a result of higher production costs associated with strong origination volumes and elevated default-related servicing costs, including costs associated with the Consent Orders entered into with the banking regulators relating to the Firm’s residential mortgage servicing and higher costs across the Firm associated with compliance, legal fees and FDIC assessments. See Mortgage servicing-related matters on pages 89–91 of this Form 10-Q for a discussion of the Consent Orders.

CIO synthetic credit portfolio update
On August 9, 2012, the Firm restated its previously-filed interim financial statements for the quarterly period ended March 31, 2012. The restatement related to valuations of certain positions in the synthetic credit portfolio of the Firm’s CIO. The restatement had the effect of reducing the Firm’s reported net income for the three months ended March 31, 2012, by $459 million. The restatement had no impact on any of the Firm’s Consolidated Financial Statements as of June 30, 2012, and December 31, 2011, or for the three and six months ended June 30, 2012 and 2011. For more information about the restatement and the related valuation matter, please see our second quarter report on Form 10-Q filed on August 9, 2012.
Management also determined that a material weakness existed in the Firm’s internal control over financial reporting at March 31, 2012. Management has taken steps to remediate the material weakness, including enhancing management supervision of valuation matters. These remedial steps were substantially implemented by June 30, 2012; however, in accordance with the Firm’s internal control compliance program, the material weakness designation could not be closed until the remedial processes were operational for a period of time and successfully tested. The testing was successfully completed during the third quarter of 2012 and the control deficiency was closed at September 30, 2012. For additional information concerning the remedial changes in, and related testing of, the Firm’s internal control over financial reporting, see Part I, Item 4: Controls and Procedures on page 220 of this Form 10-Q.
On July 2, 2012, the majority of the synthetic credit portfolio was transferred from the CIO to the Firm’s IB, which has the expertise, trading platforms and market franchise to manage these positions to maximize their economic value. An aggregate position of approximately $12 billion notional was retained in CIO. Losses incurred by CIO on the portfolio retained by CIO were $449 million (recorded in principal transactions revenue) during the third quarter of 2012, reflecting credit spread tightening. By the end of the third quarter of 2012, CIO effectively closed out the index credit derivative positions that had been retained by it following the transfer. IB continues to actively manage and reduce the risks in the remaining synthetic credit portfolio that was transferred to it on July 2, 2012; this portion of the portfolio experienced a modest loss during the third quarter of 2012, which was included in Fixed Income Markets Revenue for IB (and also recorded in the principal transactions revenue line item of the income statement).
On July 13, 2012, management summarized its observations arising out of its internal review of CIO-related matters. That review, which is being overseen by an independent Review Committee of the Board of Directors, is expected to be concluded early in the first quarter of 2013, along with the Review Committee’s own independent work.
The reported trading losses have resulted in litigation

against the Firm, as well as heightened regulatory scrutiny, and may lead to additional regulatory or legal proceedings. Such regulatory and legal proceedings may expose the Firm to fines, penalties, judgments or losses, harm the Firm’s reputation or otherwise cause a decline in investor confidence. For a description of the regulatory and legal developments relating to the CIO matters described above, see Note 23 on pages 196–206 of this Form 10-Q.
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
In June 2011, the Basel Committee announced an agreement to require global systemically important banks (“GSIBs”) to maintain Tier 1 common requirements above the 7% minimum in amounts ranging from an additional 1% to an additional 2.5%. In November 2012, the Financial Stability Board (“FSB”) designated the Firm, as well as three other banks, as GSIBs and indicated that it would require such designated institutions to hold the additional 2.5% of Tier 1 common in accordance with these requirements. For additional information see Regulatory capital on pages 59–61 of this Form 10-Q.
The Firm expects heightened scrutiny by its regulators of its compliance with new and existing regulations, including those issued under  the Unfair and Deceptive Acts or Practices laws, the Bank Secrecy Act, the Real Estate Settlement Procedures Act ("RESPA"), The Truth in Lending Act, and the laws administered by the Office of Foreign Assets Control, among others. The Firm is also under scrutiny by its supervisors with respect to its controls and operational processes, such as those relating to model development, review, governance and approvals.  The Firm expects that it will more frequently be the subject of more formal enforcement actions, rather than informal supervisory actions or criticisms.   While the Firm has made a preliminary assessment of the likely impact of this heightened regulatory scrutiny and anticipated changes in law, given the current status of regulatory and supervisory developments, the Firm cannot quantify the possible effects on its business and operations of all the significant changes that are currently underway.

Comprehensive Capital Analysis and Review (“CCAR”) update
In August 2012, the Firm resubmitted its capital plan to the Federal Reserve under the 2012 CCAR process. The resubmitted capital plan related to the repurchase of up to $3.0 billion of common equity in the first quarter of 2013.

The Firm's resubmission provided for the continued payment of its current quarterly common stock dividend.  On November 5, 2012, the Federal Reserve informed the Firm that it had completed its review and that it did not object to the Firm's resubmitted capital plan.
The timing and exact amount of common stock and warrant purchases under the repurchase program will be consistent with the Firm's capital plan and will depend on various factors, including market conditions; the Firm's capital position; internal capital generation; the amount of equity issued under the Firm's employee stock-based plans; organic and other investment opportunities; and legal and regulatory considerations affecting the amount and timing of repurchase activity. The repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time.
Management expects to submit its capital plan for the last three quarters of 2013 and the first quarter of 2014 to the Federal Reserve under the Federal Reserve's 2013 CCAR process,  pursuant to the Federal Reserve's schedule.  Management expects to receive further details from the Federal Reserve related to the 2013 CCAR process by mid-November 2012.

Subsequent events – Hurricane Sandy
On October 29, 2012, the mid-Atlantic and Northeast regions of the U.S. were affected by Hurricane Sandy, which caused major flooding and wind damage and resulted in major disruptions to individuals and businesses and significant damage to homes and communities in the affected regions. Despite the damage and disruption to many of its branches and facilities, the Firm has been assisting its customers, clients and borrowers in the affected areas. The Firm has continued to dispense cash via ATMs and branches, loan money, provide liquidity to customers, and settle trades, and has waived a number of checking account and loan fees, including late payment fees. The potential financial impact from Hurricane Sandy on the Firm will be dependent upon a number of factors, such as the amount of credit extended to affected persons and businesses, the extent of damage, and the borrower's financial condition, including the amount of insurance proceeds and governmental assistance available to them.  The Firm is in the early stages of quantifying the potential impact from Hurricane Sandy on its financial results of operations.

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2012 and 2011. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 107–109 of this Form 10-Q and pages 168–172 of JPMorgan Chase’s 2011 Annual Report.

Revenue
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change
Investment banking fees	$1,443	$1,052	37%	$4,081	$4,778	(15)%
Principal transactions	2,047	1,370	49	4,342	9,255	(53)
Lending- and deposit-related fees	1,562	1,643	(5)	4,625	4,838	(4)
Asset management, administration and commissions	3,336	3,448	(3)	10,189	10,757	(5)
Securities gains	458	607	(25)	2,008	1,546	30
Mortgage fees and related income	2,377	1,380	72	6,652	1,996	233
Credit card income	1,428	1,666	(14)	4,156	4,799	(13)
Other income	1,519	780	95	3,537	2,236	58
Noninterest revenue	14,170	11,946	19	39,590	40,205	(2)
Net interest income	10,976	11,817	(7)	33,788	35,558	(5)
Total net revenue	$25,146	$23,763	6%	$73,378	$75,763	(3)%
Total net revenue for the third quarter of 2012 was $25.1 billion, up by $1.4 billion, or 6%, from the third quarter of 2011. The increase in the third quarter of 2012 was due to higher mortgage fees and related income, principal transactions revenue, and other income, partially offset by lower net interest income. For the first nine months of 2012, total net revenue was $73.4 billion, down by $2.4 billion, or 3%, from the first nine months of 2011. The decrease in the first nine months of 2012 was predominantly driven by lower principal transactions revenue and net interest income, partially offset by higher mortgage fees and related income.
Investment banking fees for the third quarter of 2012 increased significantly compared with the prior year, reflecting higher revenue across products, particularly debt underwriting. For the first nine months of 2012, investment banking fees decreased, largely driven by lower revenue across products, primarily due to lower industry-wide volumes. For additional information on investment banking fees, which are primarily recorded in IB, see IB segment results pages 19–23 of this Form 10-Q.
Principal transactions revenue increased in the third quarter of 2012 compared with the prior year. The increase primarily reflected lower net valuation losses on both private and public investments in Corporate/Private Equity. The third quarter of 2012 included a DVA loss on certain structured and derivative liabilities of $211 million, compared with a gain of $1.9 billion in the prior year. Excluding DVA, principal transactions revenue in IB increased significantly, driven by solid client revenue and broad-based strength across the Fixed Income businesses. The third quarter of 2012 also included $449 million of losses recorded in CIO on the index credit derivative positions retained by CIO; the portfolio that was transferred to IB effective on July 2, 2012, experienced a modest loss.
For the first nine months of 2012, principal transactions revenue decreased, reflecting $5.8 billion of losses incurred by CIO for the six months ended June 30, 2012 and $449 million of losses incurred by CIO for the three months ended September 30, 2012, and an additional modest loss incurred by the IB from the synthetic credit portfolio, and to a lesser extent, lower private equity gains in Corporate/Private Equity. The decrease for the nine-month period was partially offset by a $663 million gain recognized in Other Corporate for the expected recovery on a Bear Stearns-related subordinated loan; and higher market-making revenue in IB, driven by solid client revenue (including a DVA loss of $363 million resulting from the tightening of the Firm’s credit spreads, compared with a gain of $2.0 billion in 2011). For additional information on principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 19–23 and 49–51, respectively, and Note 6 on pages 144–145 of this Form 10-Q.
Lending- and deposit-related fees decreased modestly in the third quarter and first nine months of 2012. The decrease was in both lending and deposit fees, and was spread across the wholesale and consumer businesses of the Firm. For additional information on lending- and deposit-related fees, which are mostly recorded in RFS, CB, TSS and IB, see RFS on pages 24–33, CB on pages 38–40, TSS on pages 41–44 and IB segment results on pages 19–23 of this Form 10-Q.
Asset management, administration and commissions revenue decreased in the third quarter and first nine months of 2012. The decrease for both periods was largely driven by lower brokerage commissions in IB. The first nine months of 2012 also reflected lower asset management fees in AM, in particular, performance fees, which were offset by higher investment service fees in RFS, as a result of growth in branch sales of investment products. For additional information on these fees and commissions, see the segment discussions for IB on pages 19–23, RFS on pages 24–33, AM on pages 45–48 and TSS on pages 41–44 of this Form 10-Q.
Securities gains for both the three and nine months ended September 30, 2012, compared with the prior year periods, reflected the results of repositioning of the CIO AFS portfolio. For additional information on securities gains see the Corporate/Private Equity segment discussion on pages 49–51 of this Form 10-Q.
Mortgage fees and related income increased significantly compared with both the third quarter and first nine months of 2011. The increase resulted from higher production revenue, reflecting wider margins driven by favorable market conditions, and higher volumes due to historically low interest rates and the Home Affordable Refinance Programs (“HARP”), as well as higher net mortgage servicing revenue. The increase in net mortgage servicing revenue for the first nine months of 2012 also included a favorable swing in the mortgage servicing rights (“MSR”) risk management results (reflecting a gain of $577 million in 2012 compared with a loss of $1.2 billion in 2011). For additional information on mortgage fees and related income, which is recorded predominantly in RFS, see RFS’s Mortgage Production and Servicing discussion on pages 28–30, and Note 16 on pages 184–187 of this Form 10-Q. For additional information on repurchase losses, see the Mortgage repurchase liability discussion on pages 55–58 and Note 21 on pages 192–196 of this Form 10-Q.
Credit card income decreased in both the third quarter and first nine months of 2012. The decrease for both periods was driven by lower debit card revenue, reflecting the impact of the Durbin Amendment, and to a lesser extent, higher amortization of direct loan origination costs. The decrease in credit card income was offset partially by higher net interchange income associated with growth in credit card transaction volume, and higher merchant servicing revenue. For additional information on credit card income, see the Card and RFS segment results on pages 34–37, and pages 24–33, respectively, of this Form 10-Q.
Other income increased compared with the third quarter of 2011, driven by an $888 million extinguishment gain in Corporate/Private Equity related to the redemption of trust preferred capital debt securities (“TruPS”). The extinguishment gain was related to adjustments applied to the cost basis of the TruPS during the period they were in a qualified hedge accounting relationship. Other income increased in the first nine months of 2012, predominantly due to a $1.1 billion benefit recognized in the first quarter of 2012 from the Washington Mutual bankruptcy settlement and the aforementioned extinguishment gain; these were offset partially by the absence of a prior-year gain on the sale of an investment in AM.
Net interest income decreased in both the third quarter and first nine months of 2012 compared with the prior year. The declines in both periods reflected the impact of lower average trading asset balances, faster prepayment of mortgage-backed securities, limited reinvestment opportunities, the runoff of higher-yielding loans, and the impact of lower interest rates across the Firm’s interest-earning assets. The decrease in net interest income was offset partially by lower deposit and other borrowing costs. The Firm’s average interest-earning assets were $1.8 trillion for the third quarter of 2012, and the net yield on those assets, on a fully taxable-equivalent (“FTE”) basis, was 2.43%, a decrease of 23 basis points from the third quarter of 2011. For the first nine months of 2012, average interest-earning assets were $1.8 trillion, and the net yield on those assets, on a FTE basis, was 2.51%, a decrease of 24 basis points from the first nine months of 2011.

Provision for credit losses
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change
Wholesale	$(63)	$127	NM%	$69	$(376)	NM%
Consumer, excluding credit card	736	1,285	(43)	313	3,731	(92)
Credit card	1,116	999	12	2,347	2,035	15
Total consumer	1,852	2,284	(19)	2,660	5,766	(54)
Total provision for credit losses	$1,789	$2,411	(26)%	$2,729	$5,390	(49)%
The provision for credit losses decreased compared with the third quarter and first nine months of 2011. The decrease for both periods was driven by a lower provision for consumer, excluding credit card loans, which reflected a reduction in the allowance for loan losses, due primarily to lower estimated losses in the non-PCI residential real estate portfolio as delinquency trends improved, partially offset by the impact of incremental charge-offs of Chapter 7 loans, including $825 million of residential real estate loans and $55 million of auto loans. The increase in the provision for credit card loans for both periods was due to a smaller reduction in the allowance for loan losses in 2012 compared with the prior year, partially offset by lower net charge-offs in 2012. The level of the wholesale provision in 2012 reflected stable credit trends. For a more detailed discussion of the loan portfolio and the allowance for credit losses, see the segment discussions for RFS on pages 24–33, Card on pages 34–37, IB on pages 19–23 and CB on pages 38–40, and the Allowance For Credit Losses section on pages 93–95 of this Form 10-Q.

Noninterest expense
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change
Compensation expense	$7,503	$6,908	9%	$23,543	$22,740	4%
Noncompensation expense:
Occupancy	973	935	4	3,014	2,848	6
Technology, communications and equipment	1,312	1,248	5	3,865	3,665	5
Professional and outside services	1,759	1,860	(5)	5,411	5,461	(1)
Marketing	607	926	(34)	1,929	2,329	(17)
Other(a)	3,035	3,445	(12)	10,354	10,687	(3)
Amortization of intangibles	182	212	(14)	566	641	(12)
Total noncompensation expense	7,868	8,626	(9)	25,139	25,631	(2)
Total noninterest expense	$15,371	$15,534	(1)%	$48,682	$48,371	1%

(a)
Included litigation expense of $790 million and $1.3 billion for the three months ended September 30, 2012 and 2011, respectively, and $3.8 billion and $4.3 billion for the nine months ended September 30, 2012 and 2011, respectively.

Total noninterest expense for the third quarter of 2012 was $15.4 billion, down by $163 million, or 1%, compared with the third quarter of 2011. The decrease in the third quarter of 2012 was driven by lower noncompensation expense, in particular, litigation and marketing expense, partially offset by higher compensation expense. Total noninterest expense for the first nine months of 2012 was $48.7 billion, up by $311 million, or 1%, compared with the first nine months of 2011. The increase in the first nine months of 2012 was due to higher compensation expense offset partially by lower noncompensation expense.
Compensation expense increased from the third quarter of 2011, predominantly due to investments in the businesses, including the sales force and new branch builds in RFS, and higher compensation expense in IB. The increase for the nine months of 2012 was predominantly due to the aforementioned investments in the businesses, partially offset by lower compensation expense in IB.

The decrease in noncompensation expense in the third quarter of 2012 was due to lower litigation expense in Corporate and AM, as well as lower marketing expense in Card. The decrease in noncompensation expense was offset partially by higher foreclosure-related expense in RFS. Noncompensation expense for the first nine months of 2012 decreased due to a net decline in the Firm’s overall litigation expense (although Corporate had a higher level of expense) compared with the prior year; lower foreclosure-related expense in RFS; and lower marketing expense in Card. The decrease in noncompensation expense was offset partially by continued investments in the businesses, expense related to a non-core product that is being exited in Card, higher regulatory deposit insurance assessments, and higher servicing expense in RFS (excluding foreclosure-related matters). For a further discussion of litigation expense, see Note 23 on pages 196–206 of this Form 10-Q. For a discussion of amortization of intangibles, refer to the Balance Sheet Analysis on pages 53–54, and Note 16 on pages 184–187 of this Form 10-Q.

Income tax expense
(in millions, except rate)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Income before income tax expense	$7,986	$5,818	$21,967	$22,002
Income tax expense	2,278	1,556	6,375	6,754
Effective tax rate	28.5%	26.7%	29.0%	30.7%
The increase in the effective tax rate during the third quarter of 2012 was largely the result of higher reported pretax income in combination with changes in the mix of income and expenses subject to U.S. federal and state and local taxes. The third quarter of 2012 included tax benefits associated with the resolution of tax audits; the prior year included tax benefits associated with the disposition of certain investments. The decrease in the effective tax rate during the nine months ended September 30, 2012, was largely the result of the impact of increased tax-exempt income and business tax credits. The current and prior periods include deferred tax benefits associated with state and local income taxes. For additional information on income taxes, see Critical Accounting Estimates Used by the Firm on pages 107–109 of this Form 10-Q.

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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended September 30,
	2012			2011
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,519	$517	$2,036	$780	$472	$1,252
Total noninterest revenue	14,170	517	14,687	11,946	472	12,418
Net interest income	10,976	200	11,176	11,817	133	11,950
Total net revenue	25,146	717	25,863	23,763	605	24,368
Pre-provision profit	9,775	717	10,492	8,229	605	8,834
Income before income tax expense	7,986	717	8,703	5,818	605	6,423
Income tax expense	$2,278	$717	$2,995	$1,556	$605	$2,161
Overhead ratio	61%	NM	59%	65%	NM	64%

	Nine months ended September 30,
	2012			2011
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$3,537	$1,568	$5,105	$2,236	$1,433	$3,669
Total noninterest revenue	39,590	1,568	41,158	40,205	1,433	41,638
Net interest income	33,788	566	34,354	35,558	373	35,931
Total net revenue	73,378	2,134	75,512	75,763	1,806	77,569
Pre-provision profit	24,696	2,134	26,830	27,392	1,806	29,198
Income before income tax expense	21,967	2,134	24,101	22,002	1,806	23,808
Income tax expense	$6,375	$2,134	$8,509	$6,754	$1,806	$8,560
Overhead ratio	66%	NM	64%	64%	NM	62%

(a)	Predominantly recognized in IB and CB business segments and Corporate/Private Equity.
Tangible common equity (“TCE”), ROTCE, tangible book value per share (“TBVS”), and Tier 1 common under Basel I and III rules are each non-GAAP financial measures. TCE represents the Firm’s common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less goodwill and identifiable intangible assets (other than MSRs), net of related deferred tax liabilities. ROTCE measures the Firm’s earnings as a percentage of TCE. TBVS represents the Firm’s tangible common equity divided by period-end common shares. Tier 1 common under Basel I and III rules are used by management, along with other capital measures, to assess and monitor the Firm’s capital position. TCE, ROTCE, and TBVS are meaningful to the Firm, as well as analysts and investors, in assessing the Firm’s use of equity. For additional information on Tier 1 common under Basel I and III, see Regulatory capital on pages 59–61 of this Form

10-Q. In addition, all of the aforementioned measures are useful to the Firm, as well as analysts and investors, in facilitating comparisons with competitors.

Average tangible common equity
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Common stockholders’ equity	$186,590	$174,454	$181,791	$172,667
Less: Goodwill	48,158	48,631	48,178	48,770
Less: Certain identifiable intangible assets	2,729	3,545	2,928	3,736
Add: Deferred tax liabilities(a)	2,765	2,639	2,741	2,617
Tangible common equity	$138,468	$124,917	$133,426	$122,778

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

Core net interest income
In addition to reviewing JPMorgan Chase’s net interest income on a managed basis, management also reviews core net interest income to assess the performance of its core lending, investing (including asset-liability management) and deposit-raising activities, excluding the impact of IB’s market-based activities. The table below presents an analysis of core net interest income, core average interest-earning assets, and the core net interest yield on core average interest-earning assets, on a managed basis. Each of these amounts is a non-GAAP financial measure due to the exclusion of IB’s market-based net interest income and the related assets. Management believes the exclusion of IB’s market-based activities provides investors and analysts a more meaningful measure to analyze non-market-related business trends of the Firm and can be used as a comparable measure to other financial institutions primarily focused on core lending, investing and deposit-raising activities.

Core net interest income data(a)
	Three months ended September 30,			Nine months ended September 30,
(in millions, except rates)	2012	2011	Change	2012	2011	Change
Net interest income – managed basis(b)(c)	$11,176	$11,950	(6)%	$34,354	$35,931	(4)%
Impact of market-based net interest income	1,386	1,866	(26)	4,300	5,529	(22)
Core net interest income(b)	$9,790	$10,084	(3)	$30,054	$30,402	(1)

Average interest-earning assets	$1,829,780	$1,784,395	3	$1,831,633	$1,745,661	5
Impact of market-based earning assets	497,469	512,215	(3)	497,832	525,500	(5)
Core average interest-earning assets	$1,332,311	$1,272,180	5%	$1,333,801	$1,220,161	9%
Net interest yield on interest-earning assets – managed basis	2.43%	2.66%		2.51%	2.75%
Net interest yield on market-based activity	1.11	1.45		1.15	1.41
Core net interest yield on core average interest-earning assets	2.92%	3.14%		3.01%	3.33%

(a)	Includes core lending, investing and deposit-raising activities on a managed basis, across RFS, Card, CB, TSS, AM and Corporate/Private Equity, as well as IB loans.

(b)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(c)	For a reconciliation of net interest income on a reported and managed basis, see reconciliation from the Firm’s reported U.S. GAAP results to managed basis on page 15.
Quarterly and year-to-date results
Core net interest income decreased by $294 million to $9.8 billion and by $348 million to $30.1 billion for the three and nine months ended September 30, 2012, respectively. Core average interest-earning assets increased by $60.1 billion to $1,332.3 billion and by $113.6 billion to $1,333.8 billion for the three and nine months ended September 30, 2012, respectively. The decline in net interest income for both periods reflected the impact of faster prepayment of mortgage-backed securities, limited reinvestment opportunities, the runoff of higher-yielding loans, as well as the impact of lower interest rates across the Firm’s interest-earning assets. The decrease in net interest income was offset partially by lower deposit and other borrowing costs. The increase in average interest-

earning assets was driven by increased levels of loans, higher deposits with banks and other short-term investments, and an increase in investment securities. The core net interest yield decreased by 22 basis points to 2.92% and by 32 basis points to 3.01% for the three and nine months ended September 30, 2012, respectively. The decrease in yield was primarily driven by higher financing costs associated with mortgage-backed securities, runoff of higher-yielding loans as well as lower customer loan rates, and was slightly offset by lower customer deposit rates.
Other financial measures
The Firm also discloses the allowance for loan losses to total retained loans, excluding residential real estate PCI loans. For a further discussion of this credit metric, see Allowance for Credit Losses on pages 93–95 of this Form 10-Q.

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
The business segments are determined based on the products and services provided, or the type of customer served, and reflect the manner in which financial information is currently evaluated by management. Results of the lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures, on pages 15–16 of this Form 10-Q.
The reorganization of the business segments announced on July 27, 2012 is expected to be effective beginning in the fourth quarter of 2012. For further discussion, see Business segment changes on page 5 of this Form 10-Q.
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
Business segment capital allocation changes
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, regulatory capital requirements (under Basel III) and economic risk measures. The amount of capital assigned to each business is referred to as equity. Effective January 1, 2012, the Firm revised the capital allocated to certain businesses, reflecting additional refinement of each segment’s estimated Basel III Tier 1 common capital requirements and balance sheet trends. For further information about these capital changes, see Line of business equity on page 62 of this Form 10-Q.

Segment Results – Managed Basis

The following table summarizes the business segment results for the periods indicated.

Three months ended September 30,	Total net revenue			Noninterest expense			Pre-provision profit/(loss)
(in millions)	2012	2011	Change	2012	2011	Change	2012	2011	Change
Investment Bank(a)	$6,277	$6,369	(1)%	$3,907	$3,799	3%	$2,370	$2,570	(8)%
Retail Financial Services	8,013	7,535	6	5,039	4,565	10	2,974	2,970	—
Card Services & Auto	4,723	4,775	(1)	1,920	2,115	(9)	2,803	2,660	5
Commercial Banking	1,732	1,588	9	601	573	5	1,131	1,015	11
Treasury & Securities Services	2,029	1,908	6	1,443	1,470	(2)	586	438	34
Asset Management	2,459	2,316	6	1,731	1,796	(4)	728	520	40
Corporate/Private Equity(a)	630	(123)	NM	730	1,216	(40)	(100)	(1,339)	93
Total	$25,863	$24,368	6%	$15,371	$15,534	(1)%	$10,492	$8,834	19%

Three months ended September 30,	Provision for credit losses			Net income/(loss)
(in millions)	2012	2011	Change	2012	2011	Change
Investment Bank(a)	$(48)	$54	NM%	$1,572	$1,636	(4)%
Retail Financial Services	631	1,027	(39)	1,408	1,161	21
Card Services & Auto	1,231	1,264	(3)	954	849	12
Commercial Banking	(16)	67	NM	690	571	21
Treasury & Securities Services	(12)	(20)	40	420	305	38
Asset Management	14	26	(46)	443	385	15
Corporate/Private Equity(a)	(11)	(7)	(57)	221	(645)	NM
Total	$1,789	$2,411	(26)%	$5,708	$4,262	34%

Nine months ended September 30,	Total net revenue			Noninterest expense			Pre-provision profit/(loss)
(in millions)	2012	2011	Change	2012	2011	Change	2012	2011	Change
Investment Bank(a)	$20,364	$21,916	(7)%	$12,447	$13,147	(5)%	$7,917	$8,769	(10)%
Retail Financial Services	23,597	20,143	17	14,774	14,736	—	8,823	5,407	63
Card Services & Auto	13,962	14,327	(3)	6,045	6,020	—	7,917	8,307	(5)
Commercial Banking	5,080	4,731	7	1,790	1,699	5	3,290	3,032	9
Treasury & Securities Services	6,195	5,680	9	4,407	4,300	2	1,788	1,380	30
Asset Management	7,193	7,259	(1)	5,161	5,250	(2)	2,032	2,009	1
Corporate/Private Equity(a)	(879)	3,513	NM	4,058	3,219	26	(4,937)	294	NM
Total	$75,512	$77,569	(3)%	$48,682	$48,371	1%	$26,830	$29,198	(8)%

Nine months ended September 30,	Provision for credit losses			Net income/(loss)
(in millions)	2012	2011	Change	2012	2011	Change
Investment Bank(a)	$(32)	$(558)	94%	$5,167	$6,063	(15)%
Retail Financial Services	(20)	3,220	NM	5,428	1,145	374
Card Services & Auto	2,703	2,561	6	3,167	3,493	(9)
Commercial Banking	44	168	(74)	1,954	1,724	13
Treasury & Securities Services	(2)	(18)	89	1,234	954	29
Asset Management	67	43	56	1,220	1,290	(5)
Corporate/Private Equity(a)	(31)	(26)	(19)	(2,578)	579	NM
Total	$2,729	$5,390	(49)%	$15,592	$15,248	2%

(a)
Corporate/Private Equity includes an adjustment to offset IB’s inclusion of a credit allocation income/(expense) to TSS in total net revenue; TSS reports the credit allocation as a separate line item on its income statement (not within total net revenue).

INVESTMENT BANK
For a discussion of the business profile of IB, see pages 81–84 of JPMorgan Chase’s 2011 Annual Report and the Introduction on page 4 of this Form 10-Q.
IB provides several non-GAAP financial measures which exclude the impact of DVA: net revenue, net income, compensation ratio, and return on common equity. The ratio for the allowance for loan losses to end-of-period loans is calculated excluding the impact of consolidated Firm-administered multi-seller conduits, to provide a more meaningful assessment of IB’s allowance coverage ratio. These measures are used by management to assess the underlying performance of the business and for comparability with peers.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Revenue
Investment banking fees	$1,429	$1,039	38%	$4,049	$4,740	(15)%
Principal transactions(a)	2,260	2,253	—	8,533	7,960	7
Asset management, administration and commissions	474	563	(16)	1,538	1,730	(11)
All other income(b)	307	438	(30)	810	1,272	(36)
Noninterest revenue	4,470	4,293	4	14,930	15,702	(5)
Net interest income	1,807	2,076	(13)	5,434	6,214	(13)
Total net revenue(c)	6,277	6,369	(1)	20,364	21,916	(7)

Provision for credit losses	(48)	54	NM	(32)	(558)	94

Noninterest expense
Compensation expense	2,069	1,850	12	6,981	7,708	(9)
Noncompensation expense	1,838	1,949	(6)	5,466	5,439	—
Total noninterest expense	3,907	3,799	3	12,447	13,147	(5)
Income before income tax expense	2,418	2,516	(4)	7,949	9,327	(15)
Income tax expense	846	880	(4)	2,782	3,264	(15)
Net income	$1,572	$1,636	(4)%	$5,167	$6,063	(15)%
Financial ratios
Return on common equity(d)	16%	16%		17%	20%
Return on assets	0.80	0.81		0.88	0.99
Overhead ratio	62	60		61	60
Compensation expense as a percentage of total net revenue(e)	33	29		34	35

(a)
Principal transactions included DVA related to derivatives and structured liabilities measured at fair value. DVA gains/(losses) were $(211) million and $1.9 billion for the three months ended September 30, 2012 and 2011, and $(363) million and $2.0 billion for the nine months ended September 30, 2012 and 2011, respectively.

(b)
All other income included lending- and deposit-related fees. In addition, IB manages traditional credit exposures related to Global Corporate Bank (“GCB”) on behalf of IB and TSS, and IB and TSS share the economics related to the Firm’s GCB clients. IB recognizes this sharing agreement also within all other income.

(c)
Total net revenue included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments as well as tax-exempt income from municipal bond investments of $492 million and $440 million for the three months ended September 30, 2012 and 2011, and $1.5 billion and $1.4 billion for the nine months ended September 30, 2012 and 2011, respectively.

(d)
Return on common equity excluding DVA, a non-GAAP financial measure, was 17% and 5% for the three months ended September 30, 2012 and 2011, and 18% and 16% for the nine months ended September 30, 2012 and 2011, respectively.

(e)
Compensation expense as a percentage of total net revenue excluding DVA, a non-GAAP financial measure, was 32% and 41% for the three months ended September 30, 2012 and 2011 respectively, and 34% and 39% for the nine months ended September 30, 2012 and 2011 respectively.

The following table provides IB’s total net revenue by business.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change
Revenue by business
Investment banking fees:
Advisory	$389	$365	7%	$1,026	$1,395	(26)%
Equity underwriting	235	178	32	761	1,012	(25)
Debt underwriting	805	496	62	2,262	2,333	(3)
Total investment banking fees	1,429	1,039	38	4,049	4,740	(15)
Fixed income markets(a)	3,685	3,328	11	12,083	12,846	(6)
Equity markets(b)	1,073	1,424	(25)	3,610	4,053	(11)
Credit portfolio(c)(d)	90	578	(84)	622	277	125
Total net revenue	$6,277	$6,369	(1)%	$20,364	$21,916	(7)%

(a)
Fixed income markets primarily includes revenue related to market-making across global fixed income markets, including foreign exchange, interest rate, credit and commodities markets. Included DVA gains/(losses) of $(41) million and $529 million for the three months ended September 30, 2012 and 2011, and $(152) million and $688 million for the nine months ended September 30, 2012 and 2011, respectively.

(b)
Equity markets primarily includes revenue related to market-making across global equity products, including cash instruments, derivatives, convertibles and Prime Services. Included DVA gains of $29 million and $377 million for the three months ended September 30, 2012 and 2011, and $99 million and $383 million for the nine months ended September 30, 2012 and 2011, respectively.

(c)
Credit portfolio revenue includes net interest income, fees and loan sale activity, as well as gains or losses on securities received as part of a loan restructuring, for IB’s credit portfolio. Credit portfolio revenue also includes the results of risk management related to the Firm’s lending and derivative activities. Included DVA gains/(losses) of $(199) million and $979 million for the three months ended September 30, 2012 and 2011, and $(310) million and $933 million for the nine months ended September 30, 2012 and 2011, respectively. See pages 72–81 of the Credit Risk Management section of this Form 10-Q for further discussion.

(d)
IB manages traditional credit exposures related to GCB on behalf of IB and TSS, and IB and TSS share the economics related to the Firm’s GCB clients. IB recognizes this sharing agreement also within Credit Portfolio.

Quarterly results
Net income was $1.6 billion, down 4% from the prior year. These results reflected higher noninterest expense and lower net revenue, largely offset by a benefit from the provision for credit losses compared with a provision for credit losses in the prior year.
Net revenue was $6.3 billion, compared with $6.4 billion in the prior year. Net revenue included a $211 million loss from DVA on certain structured and derivative liabilities resulting from the tightening of the Firm’s credit spreads compared with a gain of $1.9 billion in the prior year. Excluding the impact of DVA, net income was $1.7 billion, up $1.2 billion from the prior year, and net revenue was $6.5 billion, up $2.0 billion from the prior year.
Investment banking fees were $1.4 billion (up 38%), which consisted of debt underwriting fees of $805 million (up 62%), equity underwriting fees of $235 million (up 32%), and advisory fees of $389 million (up 7%). Combined Fixed Income and Equity Markets revenue was $4.8 billion, flat compared with the prior year. The portion of the synthetic credit portfolio transferred from CIO in Corporate to IB on July 2, 2012, experienced a modest loss, which was included in Fixed Income Markets revenue. Credit Portfolio reported net revenue of $90 million.
Excluding the impact of DVA, Fixed Income and Equity Markets combined revenue was $4.8 billion, up 24% from the prior year, driven by solid client revenue and broad-based strength across the Fixed Income businesses. Excluding the impact of DVA, Credit Portfolio net revenue was $289 million, driven by net interest income on retained loans and fees on lending-related commitments.
The provision for credit losses was a benefit of $48 million, compared with a provision for credit losses in the prior year of $54 million. The ratio of the allowance for loan losses to end-of-period loans retained was 2.06%, compared with 2.30% in the prior year. Excluding the impact of the consolidation of Firm-administered multi-seller conduits the ratio of the allowance for loan losses to end-of-period loans retained was 3.29%, compared with 3.60% in the prior year.
Noninterest expense was $3.9 billion, up 3% from the prior year, driven by higher compensation expense, partially offset by lower noncompensation expense. The compensation ratio for the current quarter was 32%, excluding the impact of DVA.
Year-to-date results
Net income was $5.2 billion, down 15% from the prior year, reflecting lower net revenue, predominantly offset by lower noninterest expense, and a lower net benefit for credit losses compared to the prior year.
Net revenue was $20.4 billion, compared with $21.9 billion in the prior year. Investment banking fees were $4.0 billion (down 15%), consisting of debt underwriting fees of $2.3 billion (down 3%), advisory fees of $1.0 billion (down 26%), and equity underwriting fees of $761 million (down 25%) . Combined Fixed Income and Equity Markets revenue was $15.7 billion down 7% from the prior year. Credit Portfolio reported revenue of $622 million. Net revenue included a $363 million loss from DVA on certain structured and derivative liabilities resulting from the tightening of the

Firm’s credit spreads; this was composed of a loss of $152 million in Fixed Income Markets, a loss of $310 million in Credit Portfolio, partially offset by a gain of $99 million in Equity Markets. Excluding the impact of DVA, net revenue was $20.7 billion and net income was $5.4 billion.
Excluding the impact of DVA, Fixed Income and Equity Markets combined revenue was $15.7 billion, approximately flat from prior year, reflecting solid client revenue. Excluding the impact of DVA, Credit Portfolio net revenue was $932 million primarily reflecting net interest income on retained loans and fees on lending-related commitments.

The provision for credit losses was a benefit of $32 million, compared with a benefit of $558 million in the prior year. Net recoveries were $61 million, compared with net recoveries of $38 million in the prior year.
Noninterest expense was $12.4 billion, down 5% from the prior year, driven primarily by lower compensation expense. The ratio of compensation to net revenue was 34%, excluding DVA. Noncompensation expense remained flat compared to prior year.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2012	2011	Change	2012	2011	Change
Selected balance sheet data (period-end)
Total assets	$838,753	$824,733	2%	$838,753	$824,733	2%
Loans:
Loans retained(a)	67,383	58,163	16	67,383	58,163	16
Loans held-for-sale and loans at fair value	3,803	2,311	65	3,803	2,311	65
Total loans	71,186	60,474	18	71,186	60,474	18
Equity	40,000	40,000	—	40,000	40,000	—
Selected balance sheet data (average)
Total assets	$778,475	$803,667	(3)	$786,860	$820,239	(4)
Trading assets-debt and equity instruments	295,546	329,984	(10)	304,307	357,735	(15)
Trading assets-derivative receivables	74,818	79,044	(5)	75,334	71,993	5
Loans:
Loans retained(a)	70,569	57,265	23	69,377	55,089	26
Loans held-for-sale and loans at fair value	2,712	2,431	12	2,878	3,468	(17)
Total loans	73,281	59,696	23	72,255	58,557	23
Adjusted assets(b)	553,187	597,513	(7)	557,687	612,292	(9)
Equity	40,000	40,000	—	40,000	40,000	—

Headcount	25,884	26,615	(3)%	25,884	26,615	(3)%

(a)	Loans retained includes credit portfolio loans, leveraged leases and other held-for-investment loans.

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

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Credit data and quality statistics
Net (recoveries)/charge-offs	$(16)	$(168)	90%	$(61)	$(38)	(61)%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	581	1,274	(54)	581	1,274	(54)
Nonaccrual loans held-for-sale and loans at fair value	213	150	42	213	150	42
Total nonaccrual loans	794	1,424	(44)	794	1,424	(44)
Derivative receivables(b)	282	281	—	282	281	—
Assets acquired in loan satisfactions	77	77	—	77	77	—
Total nonperforming assets	1,153	1,782	(35)	1,153	1,782	(35)
Allowance for credit losses:
Allowance for loan losses	1,385	1,337	4	1,385	1,337	4
Allowance for lending-related commitments	535	444	20	535	444	20
Total allowance for credit losses	1,920	1,781	8	1,920	1,781	8
Net (recovery)/charge-off rate	(0.09)%	(1.16)%		(0.12)%	(0.09)%
Allowance for loan losses to period-end loans retained	2.06	2.30		2.06	2.30
Allowance for loan losses to nonaccrual loans retained(a)	238	105		238	105
Nonaccrual loans to period-end loans	1.12	2.35		1.12	2.35
Market risk-average Total IB trading VaR by risk type and Credit portfolio VaR – 95% confidence level
IB VaR by risk type:
Fixed income(c)	$118	$48	146	$81	$47	72
Foreign exchange	10	10	—	10	10	—
Equities	19	19	—	19	24	(21)
Commodities and other	13	15	(13)	16	15	7
Diversification benefit to IB trading VaR(d)	(48)	(39)	(23)	(46)	(38)	(21)
IB trading VaR(e)	112	53	111	80	58	38
Credit portfolio VaR(f)	22	38	(42)	26	30	(13)
Diversification benefit to IB trading and credit portfolio VaR(d)	(12)	(21)	43	(13)	(11)	(18)
Total IB trading and credit portfolio VaR(c)	$122	$70	74%	$93	$77	21%

(a)	Allowance for loan losses of $177 million and $320 million was held against these nonaccrual loans at September 30, 2012 and 2011, respectively.

(b)
Prior to the first quarter of 2012, reported amounts had only included defaulted derivatives; effective in the first quarter of 2012, reported amounts in all periods include both defaulted derivatives as well as derivatives that have been risk rated as nonperforming.

(c)
On July 2, 2012, CIO transferred its synthetic credit portfolio, other than a portion aggregating to approximately $12 billion of notional, to IB. During the third quarter of 2012, the Firm applied a new value-at-risk (“VaR”) model to calculate VaR for the synthetic credit portfolio. The Firm believes this new model, which was applied to both the portion of the synthetic credit portfolio held by IB, as well as the portion that was retained by CIO, more appropriately captures the risk of the portfolio. This new VaR model resulted in a reduction to the average fixed income and average total trading and credit portfolio VaR of $26 million and $28 million, respectively, for the three months ended September 30, 2012.

(d)
Average VaR and period-end VaR was less than the sum of the VaR of the components described above, due to portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated.

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

Market shares and rankings(a)
	Nine months ended September 30, 2012		Full-year 2011
	Market Share	Rankings	Market Share	Rankings
Global investment banking fees(b)	7.7%	#1	8.1%	#1
Debt, equity and equity-related
Global	7.2	1	6.7	1
U.S.	11.2	1	11.1	1
Syndicated loans
Global	9.8	1	10.8	1
U.S.	18.0	1	21.2	1
Long-term debt(c)
Global	7.1	1	6.7	1
U.S.	11.3	1	11.2	1
Equity and equity-related
Global(d)	7.8	4	6.8	3
U.S.	10.5	4	12.5	1
Announced M&A(e)
Global	19.8	2	18.3	2
U.S.	21.0	2	26.7	2

(a)
Source: Dealogic. Global Investment Banking fees reflects ranking of fees and market share. Remainder of rankings reflects transaction volume and market share. Global announced M&A is based on transaction value at announcement; because of joint M&A assignments, M&A market share of all participants will add up to more than 100%. All other transaction volume-based rankings are based on proceeds, with full credit to each book manager/equal if joint.

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
According to Dealogic, the Firm was ranked #1 in Global Investment Banking Fees generated during the first nine months of 2012, based on revenue; #1 in Global Debt, Equity and Equity-related; #1 in Global Syndicated Loans; #1 in Global Long-Term Debt; #4 in Global Equity and Equity-related; and #2 in Global Announced M&A, based on volume.

International metrics	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change
Total net revenue(a)
Europe/Middle East/Africa	$1,766	$1,995	(11)%	$6,272	$7,065	(11)%
Asia/Pacific	675	948	(29)	2,095	2,832	(26)
Latin America/Caribbean	313	175	79	956	839	14
North America	3,523	3,251	8	11,041	11,180	(1)
Total net revenue	$6,277	$6,369	(1)	$20,364	$21,916	(7)
Loans retained (period-end)(b)
Europe/Middle East/Africa	$16,656	$15,361	8	$16,656	$15,361	8
Asia/Pacific	8,451	6,892	23	8,451	6,892	23
Latin America/Caribbean	3,970	3,222	23	3,970	3,222	23
North America	38,306	32,688	17	38,306	32,688	17
Total loans	$67,383	$58,163	16%	$67,383	$58,163	16%

(a)	Regional revenue is based primarily on the domicile of the client and/or location of the trading desk.

(b)	Includes retained loans based on the domicile of the client.

RETAIL FINANCIAL SERVICES
For a discussion of the business profile of RFS, see pages 85–93 of JPMorgan Chase’s 2011 Annual Report and the Introduction on page 4 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Revenue
Lending- and deposit-related fees	$791	$833	(5)%	$2,316	$2,382	(3)%
Asset management, administration and commissions	501	513	(2)	1,550	1,497	4
Mortgage fees and related income	2,376	1,380	72	6,649	1,991	234
Credit card income	344	611	(44)	1,003	1,720	(42)
Other income	129	136	(5)	381	378	1
Noninterest revenue	4,141	3,473	19	11,899	7,968	49
Net interest income	3,872	4,062	(5)	11,698	12,175	(4)
Total net revenue	8,013	7,535	6	23,597	20,143	17

Provision for credit losses	631	1,027	(39)	(20)	3,220	NM

Noninterest expense
Compensation expense	2,324	2,101	11	6,927	5,914	17
Noncompensation expense	2,664	2,404	11	7,695	8,642	(11)
Amortization of intangibles	51	60	(15)	152	180	(16)
Total noninterest expense	5,039	4,565	10	14,774	14,736	—
Income before income tax expense	2,343	1,943	21	8,843	2,187	304
Income tax expense	935	782	20	3,415	1,042	228
Net income	$1,408	$1,161	21%	$5,428	$1,145	374%
Financial ratios
Return on common equity	21%	18%		27%	6%
Overhead ratio	63	61		63	73
Overhead ratio excluding core deposit intangibles(a)	62	60		62	72

(a)
RFS uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excluded Consumer & Business Banking’s CDI amortization expense related to prior business combination transactions of $51 million and $60 million for the three months ended September 30, 2012 and 2011, respectively, and $152 million and $180 million for the nine months ended September 30, 2012 and 2011, respectively.

Quarterly results
Retail Financial Services reported net income of $1.4 billion, compared with $1.2 billion in the prior year.
Net revenue was $8.0 billion, an increase of $478 million, or 6%, compared with the prior year. Net interest income was $3.9 billion, down $190 million, or 5%, driven by lower deposit margins and lower loan balances due to portfolio runoff, largely offset by higher deposit balances. Noninterest revenue was $4.1 billion, an increase of $668 million, or 19%, driven by higher mortgage fees and related income, partially offset by lower debit card revenue.
The provision for credit losses was $631 million, compared with $1.0 billion in the prior year. The current-quarter provision reflected a $900 million reduction in the allowance for loan losses. Current-quarter total net charge-offs were $1.5 billion, including $825 million of incremental charge-offs of Chapter 7 loans. Excluding these incremental charge-offs, net charge-offs during the quarter would have been $706 million compared with $1.0 billion in the prior year. For more information, including net charge-off amounts and rates, see Consumer Credit Portfolio on pages 82–92 of this Form 10-Q.

Noninterest expense was $5.0 billion, an increase of $474 million, or 10%, from the prior year.
Year-to-date results
Retail Financial Services reported net income of $5.4 billion, compared with net income of $1.1 billion in the prior year.
Net revenue was $23.6 billion, an increase of $3.5 billion, or 17%, compared with the prior year. Net interest income was $11.7 billion, down $477 million, or 4%, driven by lower deposit margins and lower loan balances due to portfolio runoff, largely offset by higher deposit balances. Noninterest revenue was $11.9 billion, an increase of $3.9 billion, driven by higher mortgage fees and related income, partially offset by lower debit card revenue.
The provision for credit losses was a benefit of $20 million compared with a provision expense of $3.2 billion in the prior year. The current-year provision reflected a $3.3 billion reduction in the allowance for loan losses due to improved mortgage delinquency trends. Current-year total net charge-offs were $3.2 billion, including $825 million of incremental charge-offs of Chapter 7 loans. Excluding these incremental charge-offs, net charge-offs during the year would have been $2.4 billion compared with $3.3 billion in the prior year. For more information, including net charge-off amounts and rates, see Consumer Credit Portfolio on pages 82–92 of this Form 10-Q.

Noninterest expense was $14.8 billion, flat from the prior year.

Selected metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2012	2011	Change	2012	2011	Change
Selected balance sheet data (period-end)
Total assets	$259,238	$276,799	(6)%	$259,238	$276,799	(6)%
Loans:
Loans retained	217,212	235,572	(8)	217,212	235,572	(8)
Loans held-for-sale and loans at fair value(a)	15,250	13,153	16	15,250	13,153	16
Total loans	232,462	248,725	(7)	232,462	248,725	(7)
Deposits	420,075	388,735	8	420,075	388,735	8
Equity	26,500	25,000	6	26,500	25,000	6
Selected balance sheet data (average)
Total assets	$264,007	$283,443	(7)	$268,147	$289,486	(7)
Loans:
Loans retained	220,106	238,273	(8)	225,122	244,204	(8)
Loans held-for-sale and loans at fair value(a)	17,879	16,608	8	17,068	16,243	5
Total loans	237,985	254,881	(7)	242,190	260,447	(7)
Deposits	414,608	382,202	8	407,833	377,678	8
Equity	26,500	25,000	6	26,500	25,000	6

Headcount	132,067	128,992	2%	132,067	128,992	2%

(a)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets.

Selected metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Credit data and quality statistics
Net charge-offs(a)	$1,531	$1,027	49%	$3,230	$3,295	(2)%
Nonaccrual loans:
Nonaccrual loans retained	9,154	7,579	21	9,154	7,579	21
Nonaccrual loans held-for-sale and loans at fair value	89	132	(33)	89	132	(33)
Total nonaccrual loans (b)(c)(d)(e)	9,243	7,711	20	9,243	7,711	20
Nonperforming assets(b)(c)(d)(e)	9,901	8,576	15	9,901	8,576	15
Allowance for loan losses	11,997	15,479	(22)%	11,997	15,479	(22)%
Net charge-off rate(a)(f)	2.77%	1.71%		1.92%	1.80%
Net charge-off rate excluding PCI loans(a)(f)	3.85	2.39		2.67	2.53
Allowance for loan losses to ending loans retained	5.52	6.57		5.52	6.57
Allowance for loan losses to ending loans retained excluding PCI loans(g)	4.03	6.26		4.03	6.26
Allowance for loan losses to nonaccrual loans retained(b)(e)(g)	69	139		69	139
Nonaccrual loans to total loans(e)	3.98	3.10		3.98	3.10
Nonaccrual loans to total loans excluding PCI loans(b)(e)	5.40	4.25		5.40	4.25

(a)
Net charge-offs and net charge-off rates for the three and nine months ended September 30, 2012, included $825 million of incremental charge-offs of Chapter 7 loans. Excluding these incremental charge-offs, net charge-offs for the third quarter of 2012 would have been $706 million and the net charge-off rate for the same period excluding these incremental charge-offs and purchased credit-impaired loans would have been 1.77%.

(b)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(c)	Certain of these loans are classified as trading assets on the Consolidated Balance Sheets.

(d)
At September 30, 2012 and 2011, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $11.0 billion and $9.5 billion, respectively, that are 90 or more days past due; and (2) real estate owned insured by U.S. government agencies of $1.5 billion and $2.4 billion, respectively. These amounts were excluded from nonaccrual loans as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 13 on pages 154–175 of this Form 10-Q, which summarizes loan delinquency information.

(e)
At September 30, 2012, included $1.7 billion of Chapter 7 loans as well as $1.3 billion of performing junior liens that are subordinate to senior liens that are 90 days or more past due. See Consumer Credit Portfolio on pages 82–92 of this Form 10-Q for further details.

(f)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the net charge-off rate.

(g)	An allowance for loan losses of $5.7 billion and $4.9 billion was recorded for PCI loans at September 30, 2012 and 2011, respectively; these amounts were also excluded from the applicable ratios.

Consumer & Business Banking

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Noninterest revenue	$1,653	$1,952	(15)%	$4,884	$5,598	(13)%
Net interest income	2,685	2,730	(2)	8,040	8,095	(1)
Total net revenue	4,338	4,682	(7)	12,924	13,693	(6)

Provision for credit losses	107	126	(15)	201	287	(30)

Noninterest expense	2,916	2,842	3	8,524	8,354	2
Income before income tax expense	1,315	1,714	(23)	4,199	5,052	(17)
Net income	$785	$1,023	(23)%	$2,505	$3,014	(17)%
Overhead ratio	67%	61%		66%	61%
Overhead ratio excluding core deposit intangibles(a)	66	59		65	60

(a)
Consumer & Business Banking uses the overhead ratio (excluding the amortization of CDI), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. See footnote (a) to the selected income statement data table on page 24 of this Form 10-Q for further details.

Quarterly results
Consumer & Business Banking reported net income of $785 million, a decrease of $238 million, or 23%, compared with the prior year.
Net revenue was $4.3 billion, down 7% from the prior year. Net interest income was $2.7 billion, down 2% compared with the prior year, driven by the impact of lower deposit margin, predominantly offset by higher deposit balances. Noninterest revenue was $1.7 billion, a decrease of 15%, driven by lower debit card revenue, reflecting the impact of the Durbin Amendment.
The provision for credit losses was $107 million, compared with $126 million in the prior year. Net charge-offs were $107 million, compared with $126 million in the prior year.
Noninterest expense was $2.9 billion, up 3% from the prior year, driven by investments in sales force and new branch builds.

Year-to-date results
Consumer & Business Banking reported net income of $2.5 billion, a decrease of $509 million, or 17%, compared with the prior year.
Net revenue was $12.9 billion, down 6% from the prior year. Net interest income was $8.0 billion, relatively flat compared with the prior year, driven by the impact of lower deposit margins, predominantly offset by higher deposit balances. Noninterest revenue was $4.9 billion, a decrease of 13%, driven by lower debit card revenue, reflecting the impact of the Durbin Amendment.
The provision for credit losses was $201 million, compared with $287 million in the prior year. Net charge-offs were $301 million, compared with $362 million in the prior year.
Noninterest expense was $8.5 billion, up 2% from the prior year, due to investments in sales force and new branch builds.

Selected metrics
(in millions, except ratios and where otherwise noted)	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
	2012	2011	Change	2012	2011	Change
Business metrics
Business banking origination volume	$1,685	$1,440	17%	$5,012	$4,438	13%
End-of-period loans	18,568	17,272	8	18,568	17,272	8
End-of-period deposits:
Checking	159,527	142,064	12	159,527	142,064	12
Savings	208,272	186,733	12	208,272	186,733	12
Time and other	32,781	39,017	(16)	32,781	39,017	(16)
Total end-of-period deposits	400,580	367,814	9	400,580	367,814	9
Average loans	18,279	17,172	6	17,961	17,039	5
Average deposits:
Checking	153,982	137,033	12	151,067	135,200	12
Savings	206,298	184,590	12	202,076	180,240	12
Time and other	33,470	40,588	(18)	34,891	42,876	(19)
Total average deposits	393,750	362,211	9	388,034	358,316	8
Deposit margin	2.56%	2.82%		2.62%	2.85%
Average assets	$30,625	$30,074	2	$30,585	$29,513	4
Credit data and quality statistics
Net charge-offs	$107	$126	(15)	$301	$362	(17)
Net charge-off rate	2.33%	2.91%		2.24%	2.85%
Allowance for loan losses	$698	$800	(13)	$698	$800	(13)
Nonperforming assets	532	773	(31)	532	773	(31)
Retail branch business metrics
Investment sales volume	$6,280	$5,102	23	$19,049	$18,020	6
Client investment assets	154,637	132,255	17	154,637	132,255	17
% managed accounts	28%	23%		28%	23%
Number of:
Branches	5,596	5,396	4	5,596	5,396	4
Chase Private Client branch locations	960	139	NM	960	139	NM
ATMs	18,485	16,708	11	18,485	16,708	11
Personal bankers	23,622	24,205	(2)	23,622	24,205	(2)
Sales specialists	6,205	5,639	10	6,205	5,639	10
Client advisors	3,034	3,177	(5)	3,034	3,177	(5)
Active online customers (in thousands)	18,225	17,326	5	18,225	17,326	5
Active mobile customers (in thousands)	9,799	7,234	35	9,799	7,234	35
Chase Private Clients	75,766	11,711	NM	75,766	11,711	NM
Checking accounts (in thousands)	27,669	26,541	4%	27,669	26,541	4%

Mortgage Production and Servicing

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Mortgage fees and related income	$2,376	$1,380	72%	$6,649	$1,991	234%
Other noninterest revenue	103	118	(13)	336	328	2
Net interest income	190	204	(7)	561	599	(6)
Total net revenue	2,669	1,702	57	7,546	2,918	159

Provision for credit losses	4	2	100	5	4	25

Noninterest expense	1,737	1,360	28	5,033	5,293	(5)
Income/(loss) before income tax expense/(benefit)	928	340	173	2,508	(2,379)	NM
Net income/(loss)	$563	$205	175	$1,628	$(1,574)	NM
Overhead ratio	65%	80%		67%	181%

Functional results
Production
Production revenue	$1,582	$1,090	45	$4,376	$2,536	73
Production-related net interest & other income	196	213	(8)	582	630	(8)
Production-related revenue, excluding repurchase losses	1,778	1,303	36	4,958	3,166	57
Production expense	678	496	37	1,871	1,377	36
Income, excluding repurchase losses	1,100	807	36	3,087	1,789	73
Repurchase losses	(13)	(314)	96	(325)	(957)	66
Income before income tax expense	1,087	493	120	2,762	832	232
Servicing
Loan servicing revenue	946	1,039	(9)	2,989	3,102	(4)
Servicing-related net interest & other income	98	115	(15)	318	300	6
Servicing-related revenue	1,044	1,154	(10)	3,307	3,402	(3)
MSR asset modeled amortization	(290)	(457)	37	(968)	(1,498)	35
Default servicing expense(a)	819	585	40	2,414	3,112	(22)
Core servicing expense(a)	244	281	(13)	753	808	(7)
Income/(loss), excluding MSR risk management	(309)	(169)	(83)	(828)	(2,016)	59
MSR risk management, including related net interest income/(expense)	150	16	NM	574	(1,195)	NM
Income/(loss) before income tax expense/(benefit)	(159)	(153)	(4)	(254)	(3,211)	92
Net income/(loss)	$563	$205	175%	$1,628	$(1,574)	NM

(a)
Default and core servicing expense include an aggregate of approximately $300 million and $1.7 billion for foreclosure-related matters for the nine months ended September 30, 2012 and 2011, respectively.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change
Supplemental mortgage fees and related income details
Net production revenue:
Production revenue	$1,582	$1,090	45%	$4,376	$2,536	73%
Repurchase losses	(13)	(314)	96	(325)	(957)	66
Net production revenue	1,569	776	102	4,051	1,579	157
Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	946	1,039	(9)	2,989	3,102	(4)
Changes in MSR asset fair value due to modeled amortization	(290)	(457)	37	(968)	(1,498)	35
Total operating revenue	656	582	13	2,021	1,604	26
Risk management:
Changes in MSR asset fair value due to market interest rates	(323)	(4,574)	93	(872)	(5,127)	83
Other changes in MSR asset fair value due to inputs or assumptions in model(a)	(5)	—	NM	23	(1,158)	NM
Derivative valuation adjustments and other	479	4,596	(90)	1,426	5,093	(72)
Total risk management	151	22	NM	577	(1,192)	NM
Total net mortgage servicing revenue	807	604	34	2,598	412	NM
Mortgage fees and related income	$2,376	$1,380	72%	$6,649	$1,991	234%

(a)
Represents the aggregate impact of changes in model inputs and assumptions such as costs to service, home prices, mortgage spreads, ancillary income, and assumptions used to derive prepayment speeds, as well as changes to the valuation models themselves.

Quarterly results
Mortgage Production and Servicing reported net income of $563 million, an increase of $358 million compared with the prior year.
Mortgage production reported record pretax income of $1.1 billion, an increase of $594 million from the prior year. Mortgage production-related revenue, excluding repurchase losses, was a record $1.8 billion, an increase of $475 million, or 36%, from the prior year. These results reflected wider margins, driven by favorable market conditions, and higher volumes due to historically low interest rates and the Home Affordable Refinance Programs (“HARP”). Production expense was $678 million, an increase of $182 million, or 37%, reflecting higher volumes. Repurchase losses were $13 million, compared with $314 million in the prior year. The current-quarter reflected a $218 million reduction in the repurchase liability. For further information, see Mortgage repurchase liability on pages 55–58 of this Form 10-Q.
Mortgage servicing reported pretax loss of $159 million, compared with a pretax loss of $153 million in the prior year. Mortgage servicing revenue, including mortgage servicing rights (“MSR”) asset amortization, was $754 million, an increase of $57 million, or 8%, from the prior year due to lower MSR asset amortization, largely offset by lower servicing-related revenue. MSR risk management income was $150 million, compared with $16 million in the prior year. Servicing expense was $1.1 billion, an increase of $197 million, or 23%, from the prior year. The current quarter includes approximately $100 million of incremental expense for foreclosure-related matters. See Note 16 on pages 184–187 of this Form 10-Q for further information regarding changes in value of the MSR asset and related hedges.

Year-to-date results
Mortgage Production and Servicing reported net income of $1.6 billion, compared with a net loss of $1.6 billion in the prior year.
Mortgage production reported pretax income of $2.8 billion, an increase of $1.9 billion from the prior year. Mortgage production-related revenue, excluding repurchase losses, was $5.0 billion, an increase of $1.8 billion, or 57%, from the prior year, reflecting wider margins and higher volumes, due to historically low interest rates and the expansion of HARP. Production expense was $1.9 billion, an increase of $494 million, or 36%, reflecting higher volumes. Repurchase losses were $325 million, compared with $957 million in the prior year. For further information, see Mortgage repurchase liability on pages 55–58 of this Form 10-Q.
Mortgage servicing reported a pretax loss of $254 million, compared with a pretax loss of $3.2 billion in the prior year. Mortgage servicing revenue, including MSR amortization, was $2.3 billion, an increase of $435 million, or 23%, from the prior year. This increase reflected reduced amortization as a result of a lower MSR asset value. Servicing expense was $3.2 billion, a decrease of $753 million, or 19%, from the prior year. The current-year servicing expense included approximately $300 million for foreclosure-related matters compared with approximately $1.7 billion in the prior year. MSR risk management income was $574 million, compared with a loss of $1.2 billion in the prior year. The prior year MSR risk management loss included a $1.1 billion decrease in the fair value of the MSR asset for the estimated impact of increased servicing costs. See Note 16 on pages 184–187 of this Form 10-Q for further information regarding changes in value of the MSR asset and related hedges.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change
Selected balance sheet data
End-of-period loans:
Prime mortgage, including option ARMs(a)	$17,153	$14,800	16%	$17,153	$14,800	16%
Loans held-for-sale and loans at fair value(b)	15,250	13,153	16	15,250	13,153	16
Average loans:
Prime mortgage, including option ARMs(a)	17,381	14,451	20	17,366	14,192	22
Loans held-for-sale and loans at fair value(b)	17,879	16,608	8	17,068	16,243	5
Average assets	59,769	59,677	—	59,722	59,695	—
Repurchase liability (ending)	2,779	3,213	(14)%	2,779	3,213	(14)%

(a)
Predominantly represents prime loans repurchased from Government National Mortgage Association (“Ginnie Mae”) pools, which are insured by U.S. government agencies. See further discussion of loans repurchased from Ginnie Mae pools in Mortgage repurchase liability on pages 55–58 of this Form 10-Q.

(b)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2012	2011	Change	2012	2011	Change
Credit data and quality statistics
Net charge-offs:
Prime mortgage, including option ARMs	$4	$2	100%	$5	$4	25%
Net charge-off rate:
Prime mortgage, including option ARMs	0.09%	0.06%		0.04%	0.04%
30+ day delinquency rate(a)	3.10	3.35		3.10	3.35
Nonperforming assets(b)	$700	$691	1	$700	$691	1
Business metrics (in billions)
Origination volume by channel
Retail	$25.5	$22.4	14	$75.0	$64.1	17
Wholesale(c)	—	0.1	NM	0.2	0.4	(50)
Correspondent(c)	20.1	13.4	50	50.8	37.2	37
CNT (negotiated transactions)	1.7	0.9	89	3.6	5.3	(32)
Total origination volume	$47.3	$36.8	29	$129.6	$107.0	21
Application volume by channel
Retail	$44.7	$37.7	19	$127.8	$102.6	25
Wholesale(c)	0.2	0.2	—	0.5	0.8	(38)
Correspondent(c)	28.3	20.2	40	71.7	48.7	47
Total application volume	$73.2	$58.1	26	$200.0	$152.1	31
Third-party mortgage loans serviced (ending)	$811.4	$924.5	(12)	$811.4	$924.5	(12)
Third-party mortgage loans serviced (average)	825.7	931.4	(11)	861.7	945.7	(9)
MSR net carrying value (ending)	7.1	7.8	(9)%	7.1	7.8	(9)%
Ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending)	0.88%	0.84%		0.88%	0.84%
Ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average)	0.46	0.44		0.46	0.44
MSR revenue multiple(d)	1.91x	1.91x		1.91x	1.91x

(a)
At September 30, 2012 and 2011, excluded mortgage loans insured by U.S. government agencies of $12.1 billion and $10.5 billion, respectively, that are 30 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 13 on pages 154–175 of this Form 10-Q which summarizes loan delinquency information.

(b)
At September 30, 2012 and 2011, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $11.0 billion and $9.5 billion, respectively, that are 90 or more days past due; and (2) real estate owned insured by U.S. government agencies of $1.5 billion and $2.4 billion, respectively. These amounts were excluded from nonaccrual loans as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 13 on pages 154–175 of this Form 10-Q which summarizes loan delinquency information.

(c)
Includes rural housing loans sourced through brokers and correspondents, which are underwritten and closed with pre-funding loan approval from the U.S. Department of Agriculture Rural Development, which acts as the guarantor in the transaction.

(d)
Represents the ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

Real Estate Portfolios

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Noninterest revenue	$9	$23	(61)%	$30	$51	(41)%
Net interest income	997	1,128	(12)	3,097	3,481	(11)
Total net revenue	1,006	1,151	(13)	3,127	3,532	(11)

Provision for credit losses	520	899	(42)	(226)	2,929	NM

Noninterest expense	386	363	6	1,217	1,089	12
Income/(loss) before income tax expense/(benefit)	100	(111)	NM	2,136	(486)	NM
Net income/(loss)	$60	$(67)	NM	$1,295	$(295)	NM
Overhead ratio	38%	32%		39%	31%
Quarterly results
Real Estate Portfolios reported net income of $60 million, compared with a net loss of $67 million in the prior year. The increase was driven by a lower provision for credit losses.
Net revenue was $1.0 billion, a decrease of $145 million, or 13%, from the prior year. The decrease was driven by a decline in net interest income, resulting from lower loan balances due to portfolio runoff.
The provision for credit losses was $520 million, compared with $899 million in the prior year. The current-quarter provision reflected a $900 million reduction in the allowance for loan losses due to improved delinquency trends and lower estimated losses, primarily in the home equity portfolio. Net charge-offs totaled $1.4 billion, including $825 million of incremental charge-offs of Chapter 7 loans. Excluding these incremental charge-offs, net charge-offs during the quarter would have been $595 million, compared with $899 million in the prior year. For more information, including net charge-off amounts and rates, see Consumer Credit Portfolio on pages 82–92 of this Form 10-Q.
Nonaccrual loans were $8.1 billion, compared with $6.3 billion in the prior year. Excluding the impact of certain regulatory guidance, nonaccrual loans would have been $5.1 billion in the third quarter, down from $6.3 billion in the prior year. For more information on the reporting of Chapter 7 loans and performing junior liens that are subordinate to senior liens that are 90 days or more past due as nonaccrual, see Consumer Credit Portfolio on pages 82–92 of this Form 10-Q.
Noninterest expense was $386 million, up by $23 million, or 6%, from the prior year due to an increase in servicing costs.

Year-to-date results
Real Estate Portfolios reported net income of $1.3 billion, compared with a net loss of $295 million in the prior year. The increase was largely driven by a benefit from the provision for credit losses, reflecting an improvement in credit trends.
Net revenue was $3.1 billion, down $405 million, or 11%, from the prior year. The decrease was driven by a decline in net interest income, resulting from lower loan balances due to portfolio runoff.
The provision for credit losses was a benefit of $226 million, compared with a provision expense of $2.9 billion in the prior year. The current-year provision benefit reflected a $3.15 billion reduction in the allowance for loan losses due to improved delinquency trends. Current-year net charge-offs totaled $2.9 billion, including $825 million of incremental charge-offs of Chapter 7 loans. Excluding these incremental charge-offs, net charge-offs during the period would have been $2.1 billion compared with $2.9 billion in the prior year. For more information, including net charge-off amounts and rates, see Consumer Credit Portfolio on pages 82–92 of this Form 10-Q.
Noninterest expense was $1.2 billion, up by $128 million, or 12%, from the prior year due to an increase in servicing costs.
PCI Loans
Included within Real Estate Portfolios are PCI loans that the Firm acquired in the Washington Mutual transaction. For PCI loans, the excess of the undiscounted gross cash flows expected to be collected over the carrying value of the loans (the “accretable yield”) is accreted into interest income at a level rate of return over the expected life of the loans.
The net spread between the PCI loans and the related liabilities are expected to be relatively constant over time, except for any basis risk or other residual interest rate risk that remains and for certain changes in the accretable yield percentage (e.g., from extended loan liquidation periods and from prepayments). As of September 30, 2012, the remaining weighted-average life of the PCI loan portfolio is expected to be 8.1 years. The loan balances are expected to decline more rapidly over the next three to four years as the most troubled loans are liquidated, and more slowly thereafter as the remaining troubled borrowers have limited refinancing opportunities. Similarly, default and servicing expense are expected to be higher in the earlier years and decline over time as liquidations slow down.
To date the impact of the PCI loans on Real Estate Portfolios’ net income has been negative. This is largely due to the provision for loan losses recognized subsequent to its acquisition, and the higher level of default and servicing expense associated with the portfolio. Over time, the Firm expects that this portfolio will contribute positively to net income.
For further information, see Note 13, PCI loans, on pages 172–173 of this Form 10-Q.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change
Loans excluding PCI
End-of-period loans owned:
Home equity	$69,686	$80,278	(13)%	$69,686	$80,278	(13)%
Prime mortgage, including option ARMs	41,404	45,439	(9)	41,404	45,439	(9)
Subprime mortgage	8,552	10,045	(15)	8,552	10,045	(15)
Other	653	741	(12)	653	741	(12)
Total end-of-period loans owned	$120,295	$136,503	(12)	$120,295	$136,503	(12)
Average loans owned:
Home equity	$71,620	$81,568	(12)	$74,087	$84,160	(12)
Prime mortgage, including option ARMs	41,628	46,165	(10)	42,620	47,672	(11)
Subprime mortgage	8,774	10,268	(15)	9,126	10,671	(14)
Other	665	753	(12)	686	789	(13)
Total average loans owned	$122,687	$138,754	(12)	$126,519	$143,292	(12)
PCI loans
End-of-period loans owned:
Home equity	$21,432	$23,105	(7)	$21,432	$23,105	(7)
Prime mortgage	14,038	15,626	(10)	14,038	15,626	(10)
Subprime mortgage	4,702	5,072	(7)	4,702	5,072	(7)
Option ARMs	21,024	23,325	(10)	21,024	23,325	(10)
Total end-of-period loans owned	$61,196	$67,128	(9)	$61,196	$67,128	(9)
Average loans owned:
Home equity	$21,620	$23,301	(7)	$22,060	$23,730	(7)
Prime mortgage	14,185	15,909	(11)	14,582	16,443	(11)
Subprime mortgage	4,717	5,128	(8)	4,818	5,219	(8)
Option ARMs	21,237	23,666	(10)	21,816	24,394	(11)
Total average loans owned	$61,759	$68,004	(9)	$63,276	$69,786	(9)
Total Real Estate Portfolios
End-of-period loans owned:
Home equity	$91,118	$103,383	(12)	$91,118	$103,383	(12)
Prime mortgage, including option ARMs	76,466	84,390	(9)	76,466	84,390	(9)
Subprime mortgage	13,254	15,117	(12)	13,254	15,117	(12)
Other	653	741	(12)	653	741	(12)
Total end-of-period loans owned	$181,491	$203,631	(11)	$181,491	$203,631	(11)
Average loans owned:
Home equity	$93,240	$104,869	(11)	$96,147	$107,890	(11)
Prime mortgage, including option ARMs	77,050	85,740	(10)	79,018	88,509	(11)
Subprime mortgage	13,491	15,396	(12)	13,944	15,890	(12)
Other	665	753	(12)	686	789	(13)
Total average loans owned	$184,446	$206,758	(11)	$189,795	$213,078	(11)
Average assets	$173,613	$193,692	(10)	$177,840	$200,278	(11)
Home equity origination volume	375	294	28%	1,047	850	23%

Credit data and quality statistics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Net charge-offs excluding PCI loans:(a)
Home equity	$1,120	$581	93%	$2,128	$1,893	12%
Prime mortgage, including option ARMs	143	172	(17)	388	531	(27)
Subprime mortgage	152	141	8	394	483	(18)
Other	5	5	—	14	22	(36)
Total net charge-offs	$1,420	$899	58	$2,924	$2,929	—
Net charge-off rate excluding PCI loans:(a)
Home equity	6.22%	2.82%		3.84%	3.01%
Prime mortgage, including option ARMs	1.37	1.48		1.22	1.49
Subprime mortgage	6.89	5.43		5.77	6.04
Other	2.99	2.83		2.73	3.68
Total net charge-off rate excluding PCI loans	4.60	2.57		3.09	2.73
Net charge-off rate – reported:
Home equity	4.78%	2.20%		2.96%	2.35%
Prime mortgage, including option ARMs	0.74	0.80		0.66	0.80
Subprime mortgage	4.48	3.63		3.77	4.06
Other	2.99	2.83		2.73	3.68
Total net charge-off rate – reported	3.06	1.72		2.06	1.84
30+ day delinquency rate excluding PCI loans(b)	5.12%	5.80%		5.12%	5.80%
Allowance for loan losses:
Allowance for loan losses, excluding PCI	$5,568	$9,718	(43)	$5,568	$9,718	(43)
Allowance for PCI loan losses	5,711	4,941	16	5,711	4,941	16
Total allowance for loan losses	11,279	14,659	(23)	11,279	14,659	(23)
Nonperforming assets(c)(d)	8,669	7,112	22%	8,669	7,112	22%
Allowance for loan losses to ending loans retained	6.21%	7.20%		6.21%	7.20%
Allowance for loan losses to ending loans retained excluding PCI loans	4.63	7.12		4.63	7.12

(a)
Net charge-offs and net charge-off rates for the three and nine months ended September 30, 2012 included $825 million of incremental charge-offs of Chapter 7 loans. See Consumer Credit Portfolio on pages 82–92 of this Form 10-Q for further details.

(b)	The delinquency rate for PCI loans was 20.65% and 24.44% at September 30, 2012 and 2011, respectively.

(c)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(d)
At September 30, 2012, included $1.7 billion of Chapter 7 loans as well as $1.3 billion of performing junior liens that are subordinate to senior liens that are 90 days or more past due. See Consumer Credit Portfolio on pages 82–92 of this Form 10-Q for further details.

CARD SERVICES & AUTO
For a discussion of the business profile of Card, see pages 94–97 of JPMorgan Chase’s 2011 Annual Report and the Introduction on page 5 of this Form 10–Q.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Revenue
Credit card income	$1,032	$1,053	(2)%	$2,995	$3,074	(3)%
All other income	248	201	23	782	533	47
Noninterest revenue	1,280	1,254	2	3,777	3,607	5
Net interest income	3,443	3,521	(2)	10,185	10,720	(5)
Total net revenue	4,723	4,775	(1)	13,962	14,327	(3)

Provision for credit losses	1,231	1,264	(3)	2,703	2,561	6

Noninterest expense
Compensation expense	489	459	7	1,465	1,366	7
Noncompensation expense	1,345	1,560	(14)	4,304	4,348	(1)
Amortization of intangibles	86	96	(10)	276	306	(10)
Total noninterest expense	1,920	2,115	(9)	6,045	6,020	—
Income before income tax expense	1,572	1,396	13	5,214	5,746	(9)
Income tax expense	618	547	13	2,047	2,253	(9)
Net income	$954	$849	12%	$3,167	$3,493	(9)%
Financial ratios
Return on common equity	23%	21%		26%	29%
Overhead ratio	41	44		43	42
Quarterly results
Net income was $954 million, an increase of $105 million, or 12%, compared with the prior year. The increase was driven by lower noninterest expense and lower provision for credit losses, partially offset by lower net revenue.
Net revenue was $4.7 billion, a decrease of $52 million, or 1%, from the prior year. Net interest income was $3.4 billion, down $78 million, or 2%, from the prior year. The decrease was driven by narrower loan spreads, lower average loan balances, and lower late fee income. These decreases were largely offset by lower revenue reversals associated with lower net charge-offs. Noninterest revenue was $1.3 billion, an increase of $26 million, or 2%, from the prior year. The increase was driven by higher net interchange and merchant servicing revenue, largely offset by higher amortization of direct loan origination costs.
The provision for credit losses was $1.2 billion, compared with $1.3 billion in the prior year. The current-quarter provision reflected lower net charge-offs and a small reduction in the allowance for loan losses. The prior-year provision included a $370 million reduction in the allowance for loan losses. The Credit Card net charge-off rate1 was 3.57%, down from 4.70% in the prior year; and the 30+ day delinquency rate1 was 2.15%, down from 2.89% in the prior year. The Auto net charge-off rate was 0.74%, up from 0.36% in the prior year, including $55 million of incremental net charge-offs of Chapter 7 loans. Excluding these incremental charge-offs, Auto net charge-

offs would have been $35 million for the current quarter, and the net charge-off rate would have been 0.29%.
Noninterest expense was $1.9 billion, a decrease of $195 million, or 9%, from the prior year, driven by lower marketing expense.
Year-to-date results
Net income was $3.2 billion, a decrease of $326 million, or 9%, compared with the prior year. The decrease was driven by lower net revenue and higher provision for credit losses.
Net revenue was $14.0 billion, a decrease of $365 million, or 3%, from the prior year. Net interest income was $10.2 billion, down $535 million, or 5%, from the prior year. The decrease was driven by narrower loan spreads and lower average loan balances, partially offset by lower revenue reversals associated with lower net charge-offs. Noninterest revenue was $3.8 billion, an increase of $170 million, or 5%, from the prior year. The increase was driven by higher net interchange income and lower partner revenue-sharing, reflecting the impact of the Kohl’s portfolio sale on April 1, 2011, as well as higher merchant servicing revenue, partially offset by higher amortization of direct loan origination costs.
The provision for credit losses was $2.7 billion, compared with $2.6 billion in the prior year. The current-year provision reflected lower net charge-offs and a $1.6 billion reduction in the allowance for loan losses due to lower estimated losses. The prior-year provision included a $3.4 billion reduction in the allowance for loan losses. The Credit Card net charge-off rate1 was 4.09%, down from 5.78% in the prior year. The net charge-off rate1 would have been 3.99% absent a policy change on restructured loans that do not comply with their modified payment terms. The Auto net charge-off rate was 0.40%, up from 0.31% in the prior year. Excluding the $55 million of incremental net charge-offs of Chapter 7 loans, the Auto net charge-off rate would have been 0.25%.

Noninterest expense was $6.0 billion, flat compared with the prior year, driven by expense related to a non-core product that is being exited, predominantly offset by lower marketing expense.

1 The net charge-off and 30+ day delinquency rates presented for credit card loans, which include loans held-for-sale, are non-GAAP financial measures. Management uses this as an additional measure to assess the performance of the portfolio.

Selected metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount and ratios)	2012	2011	Change	2012	2011	Change
Selected balance sheet data (period-end)
Total assets	$200,812	$199,473	1%	$200,812	$199,473	1%
Loans:
Credit Card	124,537	127,135	(2)	124,537	127,135	(2)
Auto	48,920	46,659	5	48,920	46,659	5
Student	11,868	13,751	(14)	11,868	13,751	(14)
Total loans	$185,325	$187,545	(1)	$185,325	$187,545	(1)
Equity	$16,500	$16,000	3	$16,500	$16,000	3
Selected balance sheet data (average)
Total assets	$196,302	$199,974	(2)	$197,679	$200,803	(2)
Loans:
Credit Card	124,339	126,536	(2)	125,712	128,015	(2)
Auto	48,399	46,549	4	48,126	47,064	2
Student	12,037	13,865	(13)	12,774	14,135	(10)
Total loans	$184,775	$186,950	(1)	$186,612	$189,214	(1)
Equity	$16,500	$16,000	3	$16,500	$16,000	3
Headcount	27,365	27,554	(1)	27,365	27,554	(1)
Credit data and quality statistics
Net charge-offs:
Credit Card	$1,116	$1,499	(26)	$3,847	$5,535	(30)
Auto(a)	90	42	114	144	108	33
Student	80	93	(14)	268	308	(13)
Total net charge-offs	$1,286	$1,634	(21)%	$4,259	$5,951	(28)%
Net charge-off rate:
Credit Card(b)	3.57%	4.70%		4.11%	5.83%
Auto(a)	0.74	0.36		0.40	0.31
Student	2.64	2.66		2.80	2.91
Total net charge-off rate	2.77	3.47		3.06	4.23

Selected metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2012	2011	Change	2012	2011	Change
Delinquency rates
30+ day delinquency rate:
Credit Card(c)	2.15%	2.90%		2.15%	2.90%
Auto	1.11	1.01		1.11	1.01
Student(d)	2.38	1.93		2.38	1.93
Total 30+ day delinquency rate	1.89	2.36		1.89	2.36
90+ day delinquency rate – Credit Card(c)	0.99	1.43		0.99	1.43
Nonperforming assets(a)(e)	$284	$232	22%	$284	$232	22%
Allowance for loan losses:
Credit Card	$5,503	$7,528	(27)	$5,503	$7,528	(27)
Auto and Student	954	1,009	(5)	954	1,009	(5)
Total allowance for loan losses	$6,457	$8,537	(24)	$6,457	$8,537	(24)
Allowance for loan losses to period-end loans:
Credit Card(c)	4.42%	5.93%		4.42%	5.93%
Auto and Student	1.57	1.67		1.57	1.67
Total allowance for loan losses to period-end loans	3.49	4.55		3.49	4.55
Business metrics
Credit Card, excluding Commercial Card
Sales volume (in billions)	$96.6	$87.3	11	$279.5	$250.3	12
New accounts opened	1.6	2.0	(20)	4.9	6.6	(26)
Open accounts	63.9	64.3	(1)	63.9	64.3	(1)
Merchant Services
Bank card volume (in billions)	$163.6	$138.1	18	$476.6	$401.1	19
Total transactions (in billions)	7.4	6.1	21	21.3	17.6	21
Auto and Student
Origination volume (in billions)
Auto	$6.3	$5.9	7	$17.9	$16.1	11
Student	0.1	0.1	—%	0.2	0.2	—%

(a)
Net charge-offs and net charge-off rates for the three and nine months ended September 30, 2012, included $55 million of incremental charge-offs of Chapter 7 loans. Excluding these incremental charge-offs, net charge-offs for the third quarter of 2012 would have been $35 million, and the net charge-off rate for the same period would have been 0.29%. Nonperforming assets at September 30, 2012, included $65 million of Chapter 7 loans.

(b)
Average credit card loans included loans held-for-sale of $109 million and $1 million for the three months ended September 30, 2012 and 2011, respectively, and $569 million and $1.1 billion for the nine months ended September 30, 2012 and 2011, respectively. These amounts were excluded when calculating the net charge-off rate.

(c)
Period-end credit card loans included loans held-for-sale of $106 million and $94 million at September 30, 2012 and 2011, respectively. No allowance for loan losses was recorded for these loans. These amounts were excluded when calculating delinquency rates and the allowance for loan losses to period-end loans.

(d)
Excluded student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) of $910 million and $995 million at September 30, 2012 and 2011, respectively, that are 30 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(e)
Nonperforming assets excluded student loans insured by U.S. government agencies under the FFELP of $536 million and $567 million at September 30, 2012 and 2011, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

Card Services supplemental information
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Noninterest revenue	$971	$957	1%	$2,873	$2,755	4%
Net interest income	2,923	2,984	(2)	8,606	9,095	(5)
Total net revenue	3,894	3,941	(1)	11,479	11,850	(3)

Provision for credit losses	1,116	999	12	2,347	2,035	15

Noninterest expense	1,517	1,734	(13)	4,856	4,911	(1)
Income before income tax expense	1,261	1,208	4	4,276	4,904	(13)
Net income	$769	$737	4%	$2,608	$2,991	(13)%
Financial ratios
Percentage of average loans:
Noninterest revenue	3.11%	3.00%		3.05%	2.88%
Net interest income	9.35	9.36		9.14	9.50
Total net revenue	12.46	12.36		12.20	12.38

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 98–100 of JPMorgan Chase’s 2011 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Revenue
Lending- and deposit-related fees	$263	$269	(2)%	$803	$814	(1)%
Asset management, administration and commissions	30	35	(14)	100	104	(4)
All other income(a)	293	220	33	802	706	14
Noninterest revenue	586	524	12	1,705	1,624	5
Net interest income	1,146	1,064	8	3,375	3,107	9
Total net revenue(b)	1,732	1,588	9	5,080	4,731	7
Provision for credit losses	(16)	67	NM	44	168	(74)
Noninterest expense
Compensation expense(c)	263	242	9	764	709	8
Noncompensation expense(c)	332	324	2	1,006	967	4
Amortization of intangibles	6	7	(14)	20	23	(13)
Total noninterest expense	601	573	5	1,790	1,699	5
Income before income tax expense	1,147	948	21	3,246	2,864	13
Income tax expense	457	377	21	1,292	1,140	13
Net income	$690	$571	21	$1,954	$1,724	13
Revenue by product
Lending	$916	$857	7	$2,728	$2,574	6
Treasury services	609	572	6	1,814	1,670	9
Investment banking	139	116	20	388	378	3
Other	68	43	58	150	109	38
Total Commercial Banking net revenue	$1,732	$1,588	9	$5,080	$4,731	7

IB revenue, gross(d)	$431	$320	35	$1,154	$1,071	8

Revenue by client segment
Middle Market Banking	$838	$791	6	$2,496	$2,335	7
Commercial Term Lending	298	297	—	882	869	1
Corporate Client Banking	370	306	21	1,050	935	12
Real Estate Banking	106	104	2	325	301	8
Other	120	90	33	327	291	12
Total Commercial Banking net revenue	$1,732	$1,588	9%	$5,080	$4,731	7%
Financial ratios
Return on common equity	29%	28%		27%	29%
Overhead ratio	35	36		35	36

(a)	CB client revenue from investment banking products and commercial card transactions is included in all other income.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income from municipal bond activity, totaling $115 million and $90 million for the three months ended September 30, 2012 and 2011, respectively, and $308 million and $222 million for the nine months ended September 30, 2012 and 2011, respectively.

(c)
Effective July 1, 2012, certain Treasury Services product sales staff supporting CB were transferred from TSS to CB. As a result, compensation expense for these sales staff is now reflected in CB’s compensation expense rather than as an allocation from TSS in noncompensation expense. CB’s and TSS’s previously reported headcount, compensation expense and noncompensation expense have been revised to reflect this transfer.

(d)	Represents the total revenue related to investment banking products sold to CB clients.

Quarterly results
Net income was $690 million, an increase of $119 million, or 21%, from the prior year. The improvement was driven by an increase in net revenue and lower provision for credit losses, partially offset by higher expense.
Record net revenue was $1.7 billion, an increase of $144 million, or 9%, from the prior year. Net interest income was $1.1 billion, up by $82 million, or 8%, driven by growth in loan and liability balances, partially offset by spread compression on loan products. Noninterest revenue was $586 million, up $62 million, or 12%, compared with the prior year, primarily driven by higher investment banking revenue.
Revenue from Middle Market Banking was $838 million, an increase of $47 million, or 6%, from the prior year. Revenue from Commercial Term Lending was $298 million, flat compared with the prior year. Revenue from Corporate Client Banking was $370 million, an increase of $64 million, or 21%. Revenue from Real Estate Banking was $106 million, an increase of $2 million, or 2%.
The provision for credit losses was a benefit of $16 million, compared with provision for credit losses of $67 million in the prior year. There were net recoveries of $18 million in the current quarter (0.06% net recovery rate), compared with net charge-offs of $17 million (0.06% net charge-off rate) in the prior year. The allowance for loan losses to period-end loans retained was 2.15%, down from 2.50% in the prior year. Nonaccrual loans were $876 million, down by $567 million, or 39%, from the prior year, due to commercial real estate repayments and loan sales.
Noninterest expense was $601 million, an increase of $28 million, or 5%, from the prior year, reflecting higher headcount-related expense.

Year-to-date results
Net income was $2.0 billion, an increase of $230 million, or 13%, from the prior year. The improvement was driven by an increase in net revenue and a decrease in the provision for credit losses, partially offset by higher expense.
Net revenue was a record of $5.1 billion, an increase of $349 million, or 7%, from the prior year. Net interest income was $3.4 billion, up by $268 million, or 9%, driven by growth in loan and liability balances, partially offset by spread compression on loan and liability products. Noninterest revenue was $1.7 billion, up by $81 million, or 5%, compared with the prior year, predominantly driven by increased community development investment-related revenue and other fee income.
Revenue from Middle Market Banking was $2.5 billion, an increase of $161 million, or 7%, from the prior year. Revenue from Commercial Term Lending was $882 million, an increase of $13 million, or 1%. Revenue from Corporate Client Banking was $1.1 billion, an increase of $115 million, or 12%. Revenue from Real Estate Banking was $325 million, an increase of $24 million, or 8%.
The provision for credit losses was $44 million, compared with $168 million in the prior year. Net recoveries were $15 million (0.02% net recovery rate) compared with net charge-offs of $88 million (0.12% net charge-off rate) in the prior year.
Noninterest expense was $1.8 billion, an increase of $91 million, or 5% from the prior year, primarily reflecting higher headcount-related expense.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount and ratios)	2012	2011	Change	2012	2011	Change
Selected balance sheet data (period-end)
Total assets	$168,124	$151,095	11%	$168,124	$151,095	11%
Loans:
Loans retained	123,173	106,834	15	123,173	106,834	15
Loans held-for-sale and loans at fair value	549	584	(6)	549	584	(6)
Total loans	$123,722	$107,418	15	$123,722	$107,418	15
Equity	9,500	8,000	19	9,500	8,000	19

Period-end loans by client segment
Middle Market Banking	$48,852	$42,365	15	$48,852	$42,365	15
Commercial Term Lending	42,304	38,539	10	42,304	38,539	10
Corporate Client Banking	19,727	15,100	31	19,727	15,100	31
Real Estate Banking	8,563	7,470	15	8,563	7,470	15
Other	4,276	3,944	8	4,276	3,944	8
Total Commercial Banking loans	$123,722	$107,418	15	$123,722	$107,418	15

Selected balance sheet data (average)
Total assets	$164,702	$145,195	13	$163,072	$143,069	14
Loans:
Loans retained	121,566	104,705	16	117,442	101,485	16
Loans held-for-sale and loans at fair value	552	632	(13)	677	801	(15)
Total loans	$122,118	$105,337	16	$118,119	$102,286	15
Liability balances	190,910	180,275	6	194,775	166,503	17
Equity	9,500	8,000	19	9,500	8,000	19
Average loans by client segment
Middle Market Banking	$47,741	$41,540	15	$46,560	$39,932	17
Commercial Term Lending	41,658	38,198	9	40,194	37,914	6
Corporate Client Banking	19,791	14,373	38	18,635	13,277	40
Real Estate Banking	8,651	7,465	16	8,600	7,512	14
Other	4,277	3,761	14	4,130	3,651	13
Total Commercial Banking loans	$122,118	$105,337	16	$118,119	$102,286	15

Headcount(a)	6,100	5,687	7	6,100	5,687	7

Credit data and quality statistics
Net (recoveries)/charge-offs	$(18)	$17	NM	$(15)	$88	NM
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(b)	843	1,417	(41)	843	1,417	(41)
Nonaccrual loans held-for-sale and loans held at fair value	33	26	27	33	26	27
Total nonaccrual loans	876	1,443	(39)	876	1,443	(39)
Assets acquired in loan satisfactions	32	168	(81)	32	168	(81)
Total nonperforming assets	908	1,611	(44)	908	1,611	(44)
Allowance for credit losses:
Allowance for loan losses	2,653	2,671	(1)	2,653	2,671	(1)
Allowance for lending-related commitments	196	181	8	196	181	8
Total allowance for credit losses	2,849	2,852	—%	2,849	2,852	—%
Net (recovery)/charge-off rate(c)	(0.06)%	0.06%		(0.02)%	0.12%
Allowance for loan losses to period-end loans retained	2.15	2.50		2.15	2.50
Allowance for loan losses to nonaccrual loans retained(b)	315	188		315	188
Nonaccrual loans to total period-end loans	0.71	1.34		0.71	1.34

(a)
Effective July 1, 2012, certain Treasury Services product sales staff supporting CB were transferred from TSS to CB. For further discussion of this transfer, see footnote (c) on page 38 of this Form 10-Q.

(b)	Allowance for loan losses of $148 million and $257 million was held against nonaccrual loans retained at September 30, 2012 and 2011, respectively.

(c)	Loans held-for-sale and loans at fair value were excluded when calculating the net (recovery)/charge-off rate.

TREASURY & SECURITIES SERVICES
For a discussion of the business profile of TSS, see pages 101–103 of JPMorgan Chase’s 2011 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratio data)	2012	2011	Change	2012	2011	Change
Revenue
Lending- and deposit-related fees	$282	$310	(9)%	$855	$927	(8)%
Asset management, administration and commissions	630	656	(4)	1,992	2,077	(4)
All other income	136	141	(4)	419	423	(1)
Noninterest revenue	1,048	1,107	(5)	3,266	3,427	(5)
Net interest income	981	801	22	2,929	2,253	30
Total net revenue	2,029	1,908	6	6,195	5,680	9
Provision for credit losses	(12)	(20)	40	(2)	(18)	89

Credit allocation income/(expense)(a)	54	9	500	125	68	84

Noninterest expense
Compensation expense(b)	686	705	(3)	2,115	2,114	—
Noncompensation expense(b)	743	741	—	2,251	2,132	6
Amortization of intangibles	14	24	(42)	41	54	(24)
Total noninterest expense	1,443	1,470	(2)	4,407	4,300	2
Income before income tax expense	652	467	40	1,915	1,466	31
Income tax expense	232	162	43	681	512	33
Net income	$420	$305	38	$1,234	$954	29
Financial ratios
Return on common equity	22%	17%		22%	18%
Pretax margin ratio	32	24		31	26
Overhead ratio	71	77		71	76
Pre-provision profit ratio	29	23		29	24
Revenue by business
Worldwide Securities Services
Investor Services	$777	$740	5	$2,395	$2,267	6
Clearance, Collateral Management and Depositary Receipts	188	199	(6)	610	623	(2)
Total WSS revenue	$965	$939	3	$3,005	$2,890	4
Treasury Services
Transaction Services	$913	$816	12	$2,723	$2,366	15
Trade Finance	151	153	(1)	467	424	10
Total TS revenue	$1,064	$969	10%	$3,190	$2,790	14%

(a)
IB manages traditional credit exposures related to GCB on behalf of IB and TSS, and IB and TSS share the economics related to the Firm’s GCB clients. Included within this allocation are net revenue, provision for credit losses and expenses. IB recognizes this credit allocation as a component of all other income.

(b)
Effective July 1, 2012, certain Treasury Services product sales staff supporting CB were transferred from TSS to CB. For further discussion of this transfer, see footnote (c) on page 38 of this Form 10-Q.

Quarterly results
Net income was $420 million, an increase of $115 million, or 38%, from the prior year.
Net revenue was $2.0 billion, an increase of $121 million, or 6%, from the prior year. Treasury Services (“TS”) net revenue was $1.1 billion, an increase of $95 million, or 10%. The increase was driven by higher deposit balances and higher trade finance loan volumes. Worldwide Securities Services (“WSS”) net revenue was $1.0 billion, an increase of $26 million, or 3%, compared with the prior year driven by higher deposit balances.
TSS generated firmwide net revenue of $2.7 billion, including $1.7 billion by TS; of that amount, $1.1 billion was recorded in TS, $609 million in Commercial Banking and $67 million in other lines of business. The remaining $1.0 billion of firmwide net revenue was recorded in WSS.
Noninterest expense was $1.4 billion, a decrease of $27 million, or 2%, compared with the prior year.

Year-to-date results
Net income was $1.2 billion, an increase of $280 million, or 29%, from the prior year.
Net revenue was $6.2 billion, an increase of $515 million, or 9%, from the prior year. TS revenue was $3.2 billion, an increase of $400 million, or 14%. The increase was primarily driven by higher deposit balances and higher trade finance loan volumes. WSS net revenue was $3.0 billion, an increase of $115 million, or 4% compared with the prior year, driven by higher deposit balances.
TSS generated firmwide net revenue of $8.2 billion, including $5.2 billion by TS; of that amount, $3.2 billion was recorded in TS, $1.8 billion in Commercial Banking, and $204 million in other lines of business. The remaining $3.0 billion of firmwide net revenue was recorded in WSS.
Noninterest expense was $4.4 billion, an increase of $107 million, or 2%, from the prior year.

Selected metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount data and where otherwise noted)	2012	2011	Change	2012	2011	Change
Selected balance sheet data (period-end)
Total assets	$65,337	$62,364	5%	$65,337	$62,364	5%
Loans(a)	40,616	36,389	12	40,616	36,389	12
Equity	7,500	7,000	7	7,500	7,000	7
Selected balance sheet data (average)
Total assets	$63,203	$60,141	5	$64,714	$53,612	21
Loans(a)	40,791	35,303	16	41,179	32,576	26
Liability balances	351,383	341,107	3	352,147	303,504	16
Equity	7,500	7,000	7	7,500	7,000	7

Headcount(b)	26,595	27,887	(5)	26,595	27,887	(5)
WSS business metrics
Assets under custody (“AUC”) by assets class (period-end) (in billions)
Fixed income	$11,545	$10,871	6	$11,545	$10,871	6
Equity	5,328	4,401	21	5,328	4,401	21
Other(c)	1,346	978	38	1,346	978	38
Total AUC	$18,219	$16,250	12	$18,219	$16,250	12
Liability balances (average)	124,669	107,105	16	123,840	93,433	33
TS business metrics
TS liability balances (average)	226,714	234,002	(3)	228,307	210,071	9
Trade finance loans (period-end)	35,142	30,104	17%	35,142	30,104	17%

(a)	Loan balances include trade finance loans and wholesale overdrafts.

(b)
Effective July 1, 2012, certain Treasury Services product sales staff supporting CB were transferred from TSS to CB. For further discussion of this transfer, see footnote (c) on page 38 of this Form 10-Q.

(c)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and nonsecurities contracts.

Selected metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratio data, and where otherwise noted)	2012	2011	Change	2012	2011	Change
Credit data and quality statistics
Net charge-offs	$(6)	$—	NM%	$(6)	$—	NM%
Nonaccrual loans	7	3	133	7	3	133
Allowance for credit losses:
Allowance for loan losses	74	49	51	74	49	51
Allowance for lending-related commitments	9	46	(80)	9	46	(80)
Total allowance for credit losses	83	95	(13)	83	95	(13)
Net charge-off rate	(0.06)%	—%		(0.02)%	—%
Allowance for loan losses to period-end loans	0.18	0.14		0.18	0.14
Allowance for loan losses to nonaccrual loans	NM	NM		NM	NM
Nonaccrual loans to period-end loans	0.02	0.01		0.02	0.01
International metrics
Net revenue(a)
Europe/Middle East/Africa	$677	$648	4	$2,122	$1,969	8
Asia/Pacific	342	321	7	1,040	896	16
Latin America/Caribbean	70	61	15	224	217	3
North America	940	878	7	2,809	2,598	8
Total net revenue	$2,029	$1,908	6	$6,195	$5,680	9
Average liability balances(a)
Europe/Middle East/Africa	$125,720	$129,608	(3)	$126,891	$121,581	4
Asia/Pacific	50,862	42,987	18	50,465	41,541	21
Latin America/Caribbean	10,141	12,722	(20)	10,813	12,983	(17)
North America	164,660	155,790	6	163,978	127,399	29
Total average liability balances	$351,383	$341,107	3	$352,147	$303,504	16
Trade finance loans (period-end)(a)
Europe/Middle East/Africa	$9,274	$6,853	35	$9,274	$6,853	35
Asia/Pacific	18,317	16,918	8	18,317	16,918	8
Latin America/Caribbean	5,710	5,228	9	5,710	5,228	9
North America	1,841	1,105	67	1,841	1,105	67
Total trade finance loans	$35,142	$30,104	17	$35,142	$30,104	17
AUC (period-end)(in billions)(a)
North America	$10,206	$9,611	6	$10,206	$9,611	6
All other regions	8,013	6,639	21	8,013	6,639	21
Total AUC	$18,219	$16,250	12%	$18,219	$16,250	12%

(a)
Total net revenue, average liability balances, trade finance loans and AUC are based on the domicile of the client. In the second quarter of 2012, the methodology for allocating the data by region was refined. Prior period was not revised due to immateriality.

Selected metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2012	2011	Change	2012	2011	Change
TSS firmwide disclosures(a)
TS revenue – reported	$1,064	$969	10%	$3,190	$2,790	14%
TS revenue reported in CB	609	572	6	1,814	1,670	9
TS revenue reported in other lines of business	67	68	(1)	204	196	4
TS firmwide revenue(b)	1,740	1,609	8	5,208	4,656	12
WSS revenue	965	939	3	3,005	2,890	4
TSS firmwide revenue(b)	$2,705	$2,548	6	$8,213	$7,546	9
TSS total foreign exchange (“FX”) revenue(b)	135	179	(25)	419	504	(17)
TS firmwide liability balances (average)(c)	417,821	414,485	1	423,289	376,661	12
TSS firmwide liability balances (average)(c)	542,293	521,383	4	546,922	470,008	16
Number of:
U.S.$ ACH transactions originated	1,028	972	6	3,067	2,923	5
Total U.S.$ clearing volume (in thousands)	34,697	33,117	5	101,373	96,362	5
International electronic funds transfer volume (in thousands)(d)	73,281	62,718	17	224,711	186,868	20
Wholesale check volume	580	601	(3)	1,771	1,741	2
Wholesale cards issued (in thousands)(e)	24,955	24,288	3%	24,955	24,288	3%

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

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Revenue
Asset management, administration and commissions	$1,708	$1,617	6%	$5,030	$5,142	(2)%
All other income	199	281	(29)	616	915	(33)
Noninterest revenue	1,907	1,898	—	5,646	6,057	(7)
Net interest income	552	418	32	1,547	1,202	29
Total net revenue	2,459	2,316	6	7,193	7,259	(1)

Provision for credit losses	14	26	(46)	67	43	56

Noninterest expense
Compensation expense	1,083	999	8	3,227	3,106	4
Noncompensation expense	625	775	(19)	1,866	2,078	(10)
Amortization of intangibles	23	22	5	68	66	3
Total noninterest expense	1,731	1,796	(4)	5,161	5,250	(2)
Income before income tax expense	714	494	45	1,965	1,966	—
Income tax expense	271	109	149	745	676	10
Net income	$443	$385	15	$1,220	$1,290	(5)
Revenue by client segment
Private Banking	$1,365	$1,298	5	$3,985	$3,904	2
Institutional	563	478	18	1,657	1,715	(3)
Retail	531	540	(2)	1,551	1,640	(5)
Total net revenue	$2,459	$2,316	6%	$7,193	$7,259	(1)%
Financial ratios
Return on common equity	25%	24%		23%	27%
Overhead ratio	70	78		72	72
Pretax margin ratio	29	21		27	27
Quarterly results
Net income was $443 million, an increase of $58 million, or 15%, from the prior year. These results reflected higher net revenue, lower noninterest expense and lower provision for credit losses.
Net revenue was $2.5 billion, an increase of $143 million, or 6%, from the prior year. Noninterest revenue was $1.9 billion, up $9 million, flat compared with the prior year, as higher valuations of seed capital investments and net product inflows were offset by the absence of a prior-year gain on the sale of an investment and lower loan-related revenue. Net interest income was $552 million, up by $134 million, or 32%, primarily due to higher deposit and loan balances.
Revenue from Private Banking was $1.4 billion, up 5% from the prior year. Revenue from Institutional was $563 million, up 18%. Revenue from Retail was $531 million, down 2%.
The provision for credit losses was $14 million, compared with $26 million in the prior year.

Noninterest expense was $1.7 billion, a decrease of $65 million, or 4%, from the prior year, due to the absence of non-client-related litigation expense, partially offset by higher performance-based compensation.
Year-to-date results
Net income was $1.2 billion, a decrease of $70 million, or 5%, from the prior year. These results reflected lower net revenue and a higher provision for credit losses, offset by lower noninterest expense.
Net revenue was $7.2 billion, a decrease of $66 million, or 1%, from the prior year. Noninterest revenue was $5.6 billion, down by $411 million, or 7%, due to lower loan-related revenue, lower performance fees, the absence of a prior-year gain on the sale of an investment and the effect of lower market levels, partially offset by net product inflows. Net interest income was $1.5 billion, up by $345 million, or 29%, due to higher deposit and loan balances.
Revenue from Private Banking was $4.0 billion, up 2% from the prior year. Revenue from Institutional was $1.7 billion, down 3%. Revenue from Retail was $1.6 billion, down 5%.

The provision for credit losses was $67 million, compared with $43 million in the prior year.
Noninterest expense was $5.2 billion, a decrease of $89 million, or 2%, from the prior year, due to the absence of non-client-related litigation expense, partially offset by higher headcount-related expense and higher performance-based compensation.

Selected metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount, ranking data and where otherwise noted)	2012	2011	Change	2012	2011	Change
Number of:
Client advisors(a)	2,826	2,864	(1)%	2,826	2,864	(1)%
Retirement planning services participants (in thousands)	1,951	1,755	11	1,951	1,755	11
% of customer assets in 4 & 5 Star Funds(b)	45%	47%		45%	47%
% of AUM in 1st and 2nd quartiles:(c)
1 year	69	49		69	49
3 years	78	73		78	73
5 years	77	77		77	77
Selected balance sheet data (period-end)
Total assets	$103,608	$81,179	28	$103,608	$81,179	28
Loans(d)	74,924	54,178	38	74,924	54,178	38
Equity	7,000	6,500	8	7,000	6,500	8
Selected balance sheet data (average)
Total assets	$99,209	$78,669	26	$95,168	$73,967	29
Loans	71,824	52,652	36	66,097	48,841	35
Deposits	127,487	111,090	15	127,702	101,341	26
Equity	7,000	6,500	8	7,000	6,500	8

Headcount	18,109	18,084	—%	18,109	18,084	—%

(a)
Effective January 1, 2012, the previously disclosed separate metric for client advisors and JPMorgan Securities brokers were combined into one metric that reflects the number of Private Banking client-facing representatives.

(b)	Derived from Morningstar for the U.S., the U.K., Luxembourg, France, Hong Kong and Taiwan; and Nomura for Japan.

(c)	Quartile ranking sourced from: Lipper for the U.S. and Taiwan; Morningstar for the U.K., Luxembourg, France and Hong Kong; and Nomura for Japan.

(d)	Includes $8.9 billion of prime mortgage loans reported in the Consumer loan portfolio at September 30, 2012.

Selected metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2012	2011	Change	2012	2011	Change
Credit data and quality statistics
Net charge-offs	$6	$—	NM	$61	$44	39%
Nonaccrual loans	227	311	(27)	227	311	(27)
Allowance for credit losses:
Allowance for loan losses	229	240	(5)	229	240	(5)
Allowance for lending-related commitments	5	9	(44)	5	9	(44)
Total allowance for credit losses	234	249	(6)%	234	249	(6)%
Net charge-off rate	0.03%	—%		0.12%	0.12%
Allowance for loan losses to period-end loans	0.31	0.44		0.31	0.44
Allowance for loan losses to nonaccrual loans	101	77		101	77
Nonaccrual loans to period-end loans	0.30	0.57		0.30	0.57

Assets under supervision
Assets under supervision were $2.0 trillion, an increase of $225 billion, or 12%, from the prior year. Assets under management were $1.4 trillion, an increase of $127 billion, or 10%, due to the effect of higher market levels and net inflows to long-term products. Custody, brokerage, administration and deposit balances were $650 billion, up by $98 billion, or 18%, primarily due to the effect of higher market levels and custody and brokerage inflows.

Assets under supervision
September 30, (in billions)	2012	2011	Change
Assets by asset class
Liquidity	$451	$464	(3)%
Fixed income	380	321	18
Equity and multi-asset	432	356	21
Alternatives	118	113	4
Total assets under management	1,381	1,254	10
Custody/brokerage/administration/deposits	650	552	18
Total assets under supervision	$2,031	$1,806	12
Assets by client segment
Private Banking	$311	$276	13
Institutional	710	673	5
Retail	360	305	18
Total assets under management	$1,381	$1,254	10
Private Banking	$852	$738	15
Institutional	710	674	5
Retail	469	394	19
Total assets under supervision	$2,031	$1,806	12
Mutual fund assets by asset class
Liquidity	$390	$409	(5)
Fixed income	128	101	27
Equity and multi-asset	174	139	25
Alternatives	6	8	(25)
Total mutual fund assets	$698	$657	6%

	Three months ended September 30,		Nine months ended September 30,
(in billions)	2012	2011	2012	2011
Assets under management rollforward
Beginning balance	$1,347	$1,342	$1,336	$1,298
Net asset flows:
Liquidity	(17)	(10)	(67)	(35)
Fixed income	13	3	29	31
Equity, multi-asset and alternatives	8	(1)	23	17
Market/performance/other impacts	30	(80)	60	(57)
Ending balance, September 30	$1,381	$1,254	$1,381	$1,254
Assets under supervision rollforward
Beginning balance	$1,968	$1,924	$1,921	$1,840
Net asset flows	10	11	12	54
Market/performance/other impacts	53	(129)	98	(88)
Ending balance, September 30	$2,031	$1,806	$2,031	$1,806

International metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in billions, except where otherwise noted)	2012	2011	Change	2012	2011	Change
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$386	$395	(2)%	$1,170	$1,312	(11)%
Asia/Pacific	245	248	(1)	711	751	(5)
Latin America/Caribbean	191	168	14	532	584	(9)
North America	1,637	1,505	9	4,780	4,612	4
Total net revenue	$2,459	$2,316	6	$7,193	$7,259	(1)
Assets under management
Europe/Middle East/Africa	$267	$255	5	$267	$255	5
Asia/Pacific	112	104	8	112	104	8
Latin America/Caribbean	42	32	31	42	32	31
North America	960	863	11	960	863	11
Total assets under management	$1,381	$1,254	10	$1,381	$1,254	10
Assets under supervision
Europe/Middle East/Africa	$325	$306	6	$325	$306	6
Asia/Pacific	155	140	11	155	140	11
Latin America/Caribbean	106	87	22	106	87	22
North America	1,445	1,273	14	1,445	1,273	14
Total assets under supervision	$2,031	$1,806	12%	$2,031	$1,806	12%

(a)	Regional revenue is based on the domicile of the client.

CORPORATE/PRIVATE EQUITY
For a discussion of Corporate/Private Equity, see pages 107–108 of JPMorgan Chase’s 2011 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2012	2011	Change	2012	2011	Change
Revenue
Principal transactions	$(304)	$(933)	67%	$(4,427)	$1,110	NM%
Securities gains	459	607	(24)	1,921	1,546	24
All other income	1,046	186	462	2,316	529	338
Noninterest revenue	1,201	(140)	NM	(190)	3,185	NM
Net interest income	(625)	8	NM	(814)	260	NM
Total net revenue(a)	576	(132)	NM	(1,004)	3,445	NM

Provision for credit losses	(11)	(7)	(57)	(31)	(26)	(19)

Noninterest expense
Compensation expense	589	552	7	2,064	1,823	13
Noncompensation expense(b)	1,603	1,995	(20)	6,248	5,235	19
Subtotal	2,192	2,547	(14)	8,312	7,058	18
Net expense allocated to other businesses	(1,462)	(1,331)	(10)	(4,254)	(3,839)	(11)
Total noninterest expense	730	1,216	(40)	4,058	3,219	26
Income/(loss) before income tax expense/(benefit)	(143)	(1,341)	89	(5,031)	252	NM
Income tax expense/(benefit)	(364)	(696)	48	(2,453)	(327)	NM
Net income/(loss)	$221	$(645)	NM	$(2,578)	$579	NM
Total net revenue
Private equity	$(135)	$(546)	75	$529	$949	(44)
Treasury and CIO	713	102	NM	(2,954)	2,351	NM
Corporate	(2)	312	NM	1,421	145	NM
Total net revenue	$576	$(132)	NM	$(1,004)	$3,445	NM
Net income/(loss)
Private equity	$(89)	$(347)	74	$242	$480	(50)
Treasury and CIO	369	(94)	NM	(1,936)	932	NM
Corporate	(59)	(204)	71	(884)	(833)	(6)
Total net income/(loss)	$221	$(645)	NM	$(2,578)	$579	NM
Total assets (period-end)	$685,412	$693,597	(1)	$685,412	$693,597	(1)
Headcount	23,427	21,844	7%	23,427	21,844	7%

(a)
Total net revenue included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $109 million and $73 million for the three months ended September 30, 2012 and 2011, respectively, and $326 million and $206 million for the nine months ended September 30, 2012 and 2011, respectively.

(b)
Included litigation expense of $685 million and $1.0 billion for the three months ended September 30, 2012 and 2011, respectively, and $3.5 billion and $2.6 billion for the nine months ended September 30, 2012 and 2011, respectively.

Quarterly results
Net income was $221 million, compared with a net loss of $645 million in the prior year.
Private Equity reported a net loss of $89 million, compared with a net loss of $347 million in the prior year. Net revenue was a loss of $135 million, compared with a loss of $546 million in the prior year, due to lower net valuation losses on both private and public investments.
Treasury and CIO reported net income of $369 million, compared with a net loss of $94 million in the prior year. Net revenue was $713 million, compared with net revenue of $102 million in the prior year. The current-quarter revenue reflected $888 million of pretax extinguishment gains related to the redemption of trust preferred capital debt securities. The extinguishment gains were related to adjustments applied to the cost basis of the trust preferred capital debt securities during the period they were in a qualified hedge accounting relationship.
During the third quarter, CIO effectively closed out the index credit derivative positions that were retained following the transfer of the synthetic credit portfolio to IB on July 2, 2012. Principal transactions in CIO included $449 million of losses on this portfolio reflecting credit spread tightening during the quarter. Net revenue also included securities gains of $459 million from sales of AFS investment securities during the current quarter. Net interest income was negative, reflecting the impact of lower portfolio yields and higher deposit balances across the Firm.
Other Corporate reported a net loss of $59 million, compared with a net loss of $204 million in the prior year. The current quarter included pretax expense of $684 million for additional litigation reserves, largely offset by other items, including tax adjustments. The prior year included pretax expense of $1.0 billion for additional litigation reserves.
Year-to-date results
Net loss was $2.6 billion, compared with net income of $579 million in the prior year.
Private Equity reported net income of $242 million, compared with net income of $480 million in the prior year. Net revenue of $529 million, compared with $949 million in the prior year, due to lower net valuation gains on private investments and lower gains on sales, partially offset by higher net valuation gains on public securities. Noninterest expense was $150 million, down from $210 million in the prior year.
Treasury and CIO reported a net loss of $1.9 billion, compared with net income of $932 million in the prior year. Net revenue was a loss of $3.0 billion, compared with net revenue of $2.4 billion in the prior year. The current year loss reflected $5.8 billion of principal transactions losses for the sixth months ended June 30, 2012 and $449 million of principal transactions losses for the three months ended September 30, 2012, from the synthetic credit portfolio recorded in CIO. These losses were partially offset by securities gains of $1.9 billion. The current-year revenue reflected $888 million of pretax extinguishment gains related to the redemption of trust preferred capital debt securities. The extinguishment gains were related to adjustments applied to the cost basis of the trust preferred capital debt securities during the period they were in a qualified hedge accounting relationship. Net interest income was negative $295 million, compared with $926 million in the prior year, primarily reflecting the impact of lower portfolio yields and higher deposit balances across the Firm.
Other Corporate reported a net loss of $884 million, compared with a net loss of $833 million in the prior year. Noninterest revenue of $1.8 billion was driven by a $1.1 billion benefit from the Washington Mutual bankruptcy settlement and a $663 million gain for the expected recovery on a Bear Stearns-related subordinated loan. Noninterest expense of $3.5 billion was up $1.2 billion compared with the prior year. The current year included pretax expense of $3.5 billion for additional litigation reserves, largely for mortgage-related matters. The prior year included pretax expense of $2.6 billion for additional litigation reserves.

Treasury and CIO overview
Treasury and CIO are responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, funding, capital, interest rate and foreign exchange risks, and other risks. The risks managed by Treasury and CIO arise from the activities undertaken by the Firm’s six major reportable business segments to serve their respective client bases, which generate both on- and off-balance sheet assets and liabilities.
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
CIO achieves the Firm’s asset-liability management objectives generally by investing in high-quality securities that are managed for the longer-term as part of the Firm’s AFS investment portfolio. Unrealized gains and losses on securities held in the AFS portfolio are recorded in other comprehensive income. For further information about securities in the AFS portfolio, see Note 3 and Note 11 on pages 119–133 and 148–153, respectively, of this Form 10-Q. CIO also uses securities that are not classified within the AFS portfolio, as well as derivatives, to meet the Firm’s asset-liability management objectives. Securities not classified within the AFS portfolio are recorded in trading assets and liabilities; realized and unrealized gains and losses on such securities are recorded in the principal transactions revenue line in the Consolidated Statements of Income. For further information about securities included in trading assets and liabilities, see Note 3 on pages 119–133 of this Form 10-Q. Derivatives used by CIO are also classified as trading assets and liabilities. For further information on derivatives, including the classification of realized and unrealized gains and losses, see Note 5 on pages 136–144 of the Form 10-Q.
CIO’s AFS portfolio consists of U.S. and non-U.S. government securities, agency and non-agency mortgage-backed securities, other asset-backed securities and corporate and municipal debt securities. At September 30, 2012, the total CIO AFS portfolio was approximately $338 billion; the average credit rating of the securities comprising the AFS portfolio was AA+ (based upon external ratings where available and where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). See Note 11 on pages 148–153 of this Form 10-Q for further information on the details of the AFS portfolio.

For further information on liquidity and funding risk, see Liquidity Risk Management on pages 66–72 of this Form 10-Q. For information on interest rate, foreign exchange and other risks, and CIO VaR and the Firm’s nontrading interest rate-sensitive revenue at risk, see Market Risk Management on pages 96–102 of this
Form 10-Q.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change
Securities gains(a)	$459	$459	—%	$1,925	$1,398	38%
Investment securities portfolio (average)(b)	348,571	324,596	7	356,405	324,527	10
Investment securities portfolio (ending)(b)	360,268	330,800	9	360,268	330,800	9
Mortgage loans (average)	9,469	13,748	(31)	11,033	12,641	(13)
Mortgage loans (ending)	8,574	14,226	(40)%	8,574	14,226	(40)%

(a)	Reflects repositioning of the Corporate investment securities portfolio.

(b)	The investment securities portfolio includes the AFS portfolio in Treasury and CIO.

Private Equity Portfolio
Selected income statement and balance sheet data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change
Private equity gains/(losses)
Realized gains	$75	$394	(81)%	$25	$1,784	(99)%
Unrealized gains/(losses)(a)	(140)	(827)	83	628	(1,183)	NM
Total direct investments	(65)	(433)	85	653	601	9
Third-party fund investments	(27)	(7)	(286)	47	502	(91)
Total private equity gains/(losses)(b)	$(92)	$(440)	79%	$700	$1,103	(37)%

Private equity portfolio information(c)
Direct investments
(in millions)	September 30, 2012	December 31, 2011	Change
Publicly held securities
Carrying value	$637	$805	(21)%
Cost	384	573	(33)
Quoted public value	673	896	(25)
Privately held direct securities
Carrying value	5,313	4,597	16
Cost	6,662	6,793	(2)
Third-party fund investments(d)
Carrying value	2,119	2,283	(7)
Cost	2,018	2,452	(18)
Total private equity portfolio
Carrying value	$8,069	$7,685	5
Cost	$9,064	$9,818	(8)%

(a)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(b)	Included in principal transactions revenue in the Consolidated Statements of Income.

(c)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 3 on pages 119–133 of this Form 10-Q.

(d)	Unfunded commitments to third-party private equity funds were $398 million and $789 million at September 30, 2012, and December 31, 2011, respectively.
The carrying value of the private equity portfolio at September 30, 2012, was $8.1 billion, up from $7.7 billion at December 31, 2011. The increase in the portfolio was predominantly driven by new investments and net valuation gains, partially offset by sales of investments. The portfolio represented 5.3% of the Firm’s stockholders’ equity less goodwill at September 30, 2012, down from 5.7% at December 31, 2011.

INTERNATIONAL OPERATIONS
During the three and nine months ended September 30, 2012, the Firm recorded approximately $5.3 billion and $12.9 billion, respectively, of managed revenue derived from clients, customers and counterparties domiciled outside of North America. Of those amounts, approximately 63% and 53%, respectively, were derived from Europe/Middle East/Africa (“EMEA”); approximately 26% and 33%, respectively, from Asia/Pacific; and approximately 11% and 14%, respectively, from Latin America/Caribbean.
During the three and nine months ended September 30, 2011, the Firm recorded approximately $5.6 billion and $19.1 billion, respectively, of managed revenue derived from clients, customers and counterparties domiciled outside of North America. Of those amounts, approximately 64% and 66%, respectively, were derived from EMEA; approximately 28% and 25%, respectively, from Asia/Pacific; and approximately 8% and 9%, respectively, from Latin America/Caribbean. For additional information regarding international operations, see Note 32 on pages 299–300 of JPMorgan Chase’s 2011 Annual Report.

International wholesale activities
The Firm is committed to further expanding its wholesale business activities outside of the United States, and it continues to add additional client-serving bankers, as well as product and sales support personnel, to address the needs of the Firm’s clients located in these regions. With a comprehensive and coordinated international business strategy and growth plan, efforts and investments for growth outside of the United States continue to be prioritized.
Set forth below are certain key metrics related to the Firm’s wholesale international operations, including, for each of EMEA, Asia/Pacific and Latin America/Caribbean, the number of countries in each such region in which they operate, front-office headcount, number of clients, revenue and selected balance-sheet data.

(in millions, except headcount and where otherwise noted)	EMEA				Asia/Pacific				Latin America/Caribbean
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Revenue(a)	$3,341	$3,600	$6,802	$12,636	$1,371	$1,586	$4,247	$4,737	$582	$409	$1,737	$1,646
Countries of operation	33	34	33	34	16	16	16	16	9	9	9	9
Total headcount(b)	15,668	16,520	15,668	16,520	20,499	20,457	20,499	20,457	1,428	1,354	1,428	1,354
Front-office headcount	5,925	6,120	5,925	6,120	4,206	4,280	4,206	4,280	631	562	631	562
Significant clients(c)	966	935	966	935	476	473	476	473	167	160	167	160
Deposits (average)(d)	$167,930	$173,204	$168,728	$166,934	$55,577	$58,078	$57,330	$55,804	$4,899	$4,926	$4,762	$5,365
Loans (period-end)(e)	37,480	34,239	37,480	34,239	30,596	27,723	30,956	27,723	28,641	23,289	28,641	23,289
Assets under management (in billions)	267	255	267	255	112	104	112	104	42	32	42	32
Assets under supervision (in billions)	325	306	325	306	155	140	155	140	106	87	106	87
Assets under custody (in billions)	6,257	5,140	6,257	5,140	1,508	1,331	1,508	1,331	248	168	248	168
Note: International wholesale operations is comprised of IB, AM, TSS, CB and Treasury and CIO, and prior-period amounts have been revised to conform with current allocation methodologies.

(a)	Revenue is based predominantly on the domicile of the client, the location from which the client relationship is managed, or the location of the trading desk.

(b)	Total headcount includes all employees, including those in service centers, located in the region.

(c)	Significant clients are defined as companies with over $1 million in revenue over a trailing 12-month period in the region (excludes private banking clients).

(d)	Deposits are based on the location from which the client relationship is managed.

(e)	Loans outstanding are based predominantly on the domicile of the borrower and exclude loans held-for-sale and loans carried at fair value.

BALANCE SHEET ANALYSIS

Selected Consolidated Balance Sheets data
(in millions)	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$53,343	$59,602
Deposits with banks	104,344	85,279
Federal funds sold and securities purchased under resale agreements	281,991	235,314
Securities borrowed	133,526	142,462
Trading assets:
Debt and equity instruments	367,090	351,486
Derivative receivables	79,963	92,477
Securities	365,901	364,793
Loans	721,947	723,720
Allowance for loan losses	(22,824)	(27,609)
Loans, net of allowance for loan losses	699,123	696,111
Accrued interest and accounts receivable	62,989	61,478
Premises and equipment	14,271	14,041
Goodwill	48,178	48,188
Mortgage servicing rights	7,080	7,223
Other intangible assets	2,641	3,207
Other assets	100,844	104,131
Total assets	$2,321,284	$2,265,792
Liabilities
Deposits	$1,139,611	$1,127,806
Federal funds purchased and securities loaned or sold under repurchase agreements	257,218	213,532
Commercial paper	55,474	51,631
Other borrowed funds	22,255	21,908
Trading liabilities:
Debt and equity instruments	71,471	66,718
Derivative payables	73,462	74,977
Accounts payable and other liabilities	203,042	202,895
Beneficial interests issued by consolidated VIEs	57,918	65,977
Long-term debt	241,140	256,775
Total liabilities	2,121,591	2,082,219
Stockholders’ equity	199,693	183,573
Total liabilities and stockholders’ equity	$2,321,284	$2,265,792
Consolidated Balance Sheets overview
For a description of each of the significant line item captions on the Consolidated Balance Sheets, see pages 110–112 of JPMorgan Chase’s 2011 Annual Report.
JPMorgan Chase’s total assets and total liabilities increased by 2% from December 31, 2011. The increase in total assets was predominantly due to higher securities purchased under resale agreements and deposits with banks, partially offset by lower securities borrowed. The net increase in these categories reflected the Firm’s deployment of its excess funds. The increase in total liabilities was predominantly due to higher securities sold under repurchase agreements associated with financing the Firm’s assets. Also contributing to the increase in total liabilities was higher deposits predominantly from growth in retail deposits, which was more than offset by lower long-term debt, largely related to the redemption of TruPS. The increase in stockholders’ equity was predominantly due to the Firm’s net income.
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
Federal funds sold and securities purchased under resale agreements; and securities borrowed
The net increase in securities purchased under resale agreements and securities borrowed was predominantly due to deployment of excess cash by Treasury.
Trading assets and liabilities–debt and equity instruments
Trading assets-debt and equity instruments increased, driven by client market-making activity in IB; this resulted in higher levels of non-U.S. government debt securities, U.S government debt securities and equity securities. Increases were partially offset by a decrease in physical commodities. For additional information, refer to Note 3 on pages 119–133 of this Form 10-Q.
Trading assets and liabilities–derivative receivables and payables
Derivative receivables and payables decreased, primarily due to the impact of changes in the underlying parameters, including FX rates, interest rates, and credit spreads. The changes resulted in reductions in derivative receivables related to foreign exchange, interest rate and credit derivative contracts, partially offset by increases in equity derivative receivables. Derivative payables decreased, reflecting lower credit derivative payables, partially offset by higher equity derivative payables. For additional information, refer to Derivative contracts on page 80, and Notes 3 and 5 on pages 119–133 and 136–144, respectively, of this Form 10-Q.
Securities
Securities increased largely due to reinvestment and repositioning of the CIO AFS portfolio, which increased the levels of non-U.S. government debt and residential mortgage-backed securities (“MBS”) as well as obligations of U.S. states and municipalities; the increase was partially offset by decreases in corporate debt securities and U.S. government agency issued MBS. For additional information related to securities, refer to the discussion in the Corporate/Private Equity segment on pages 49–51, and

Notes 3 and 11 on pages 119–133 and 148–153, respectively, of this Form 10-Q.
Loans and allowance for loan losses
Loans decreased slightly, due to lower consumer loans, offset by higher wholesale loans. The decline in consumer, excluding credit card loans was due to paydowns, portfolio run-off and charge-offs; the decline in credit card loans was due to seasonality and higher repayment rates. The increase in wholesale loans was driven by increased client activity across most regions and most businesses.
The allowance for loan losses decreased as a result of a reduction in the consumer allowances, predominantly related to the continuing trend of improved delinquencies across most consumer portfolios, notably non-PCI residential real estate and credit card. The wholesale allowance for loan losses was relatively unchanged. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Portfolio and Allowance for Credit Losses on pages 72–95, and Notes 3, 4, 13 and 14 on pages 119–133, 133–135, 154–175 and 176, respectively, of this Form 10-Q.
Mortgage servicing rights
MSRs decreased slightly, as the combined effects of changes in market interest rates and modeled amortization were predominantly offset by new MSR originations. For additional information on MSRs, see Note 16 on pages 184–187 of this Form 10-Q.
Other intangible assets
Other intangible assets decreased, due to amortization. For additional information on other intangible assets, see Note 16 on pages 184–187 of this Form 10-Q.
Deposits
Deposits increased, predominantly due to growth in retail deposits. For more information on deposits, refer to the RFS and AM segment discussions on pages 24–33 and 45–48, respectively; the Liquidity Risk Management discussion on pages 66–72; and Notes 3 and 17 on pages 119–133 and 188, respectively, of this Form 10-Q. For more information on liability balances in the wholesale businesses, which includes deposits, refer to the TSS and CB segment discussions on pages 41–44 and 38–40, respectively, of this Form 10-Q.

Federal funds purchased and securities loaned or sold under repurchase agreements
Securities loaned or sold under repurchase agreements increased predominantly because of higher secured financing of the Firm’s assets and a change in the mix of the Firm’s liabilities. For additional information on the Firm’s Liquidity Risk Management, see pages 66–72 of this Form 10-Q.
Commercial paper and other borrowed funds
Commercial paper increased due to higher commercial paper liabilities sourced from wholesale funding markets to meet short-term funding needs, partially offset by a decline in the volume of liability balances in sweep accounts related to TSS’s cash management product. Other borrowed funds remained relatively unchanged. For additional information on the Firm’s Liquidity Risk Management and other borrowed funds, see pages 66–72 of this Form 10-Q.
Beneficial interests issued by consolidated VIEs
Beneficial interests issued by consolidated VIEs decreased primarily due to a reduction in outstanding conduit commercial paper held by third parties and credit card maturities, partially offset by new credit card issuances and new consolidated municipal bond vehicles. For additional information on Firm-sponsored VIEs and loan securitization trusts, see Off–Balance Sheet Arrangements on pages 55–58, and Note 15 on pages 177–184 of this Form 10-Q.
Long-term debt
Long-term debt decreased due to net redemptions and maturities of long-term borrowings, largely related to the redemption of TruPS. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 66–72 of this Form 10-Q.
Stockholders’ equity
Total stockholders’ equity increased, predominantly due to net income; a net increase in accumulated other comprehensive income (“AOCI”) reflecting net unrealized market value increases on AFS securities predominantly driven by declining interest rates and the tightening of spreads across the portfolio, partially offset by sales; net issuances and commitments to issue under the Firm’s employee stock-based compensation plans; and the issuance of preferred stock. The increase was partially offset by the declaration of cash dividends on common and preferred stock and repurchases of common equity.

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
Special-purpose entities
The most common type of VIE is an SPE. SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees. For further information on the types of SPEs, see Note 15 on pages 177–184 of this Form 10-Q, and Note 1 on pages 182–183 and Note 16 on pages 256–267 of JPMorgan Chase’s 2011 Annual Report.
Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, JPMorgan Chase Bank, N.A., could be required to provide funding if its short-term credit rating were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. These liquidity commitments support the issuance of asset-backed commercial paper by both Firm-administered consolidated and third-party-sponsored nonconsolidated SPEs. In the event of a short-term credit rating downgrade, JPMorgan Chase Bank, N.A., absent other solutions, would be required to provide funding to the SPE, if the commercial paper could not be reissued as it matured. The aggregate amounts of commercial paper outstanding, issued by both Firm-administered and third-party-sponsored SPEs, that are held by third parties as of September 30, 2012, and December 31, 2011, was $12.6 billion and $19.7 billion, respectively. In addition, the aggregate amounts of commercial paper outstanding could increase in future periods should clients of the Firm-administered consolidated or third-party-sponsored nonconsolidated SPEs draw down on certain unfunded lending-related commitments. JPMorgan Chase Bank, N.A. had unfunded lending-related commitments to clients to fund an incremental $12.2 billion and $11.0 billion at September 30, 2012, and December 31, 2011, respectively. The Firm could facilitate the refinancing of some of the clients’ assets in order to reduce the funding obligation.

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
From 2005 to 2008, the Firm and certain acquired entities made certain loan level representations and warranties in connection with approximately $450 billion of residential mortgage loans that were sold or deposited into private-label securitizations. Of the $450 billion originally sold or deposited (including $165 billion by Washington Mutual, as to which the Firm maintains that certain of the repurchase obligations remain with the Federal Deposit Insurance

Corporation (“FDIC”) receivership), approximately $195 billion of principal has been repaid (including $71 billion related to Washington Mutual). In addition, approximately $113 billion of the principal amount of loans has been liquidated (including $41 billion related to Washington Mutual), with an average loss severity of 59%. Accordingly, the remaining outstanding principal balance of these loans (including Washington Mutual) was, as of September 30, 2012, approximately $142 billion, of which $42 billion was 60 days or more past due. The remaining outstanding principal balance of loans related to Washington Mutual was approximately $53 billion, of which $15 billion were 60 days or more past due. For additional information regarding loans sold to private investors, see Mortgage repurchase liability on pages 115–118 of JPMorgan Chase’s 2011 Annual Report.
There have been generalized allegations, as well as specific demands, that the Firm repurchase loans sold or deposited into private-label securitizations (including claims from insurers that have guaranteed certain obligations of the securitization trusts). Although the Firm encourages parties to use the contractual repurchase process established in the governing agreements, these private-label repurchase claims have generally manifested themselves through threatened or pending litigation. Accordingly, the liability related to repurchase demands associated with all of the private-label securitizations described above is separately evaluated by the Firm in establishing its litigation reserves. For additional information regarding litigation, see Note 23 on pages 196–206 of this Form 10-Q, and Note 31 on pages 290–299 of JPMorgan Chase’s 2011 Annual Report.
Estimated mortgage repurchase liability
The Firm has recognized a mortgage repurchase liability of $3.1 billion and $3.6 billion, as of September 30, 2012, and December 31, 2011, respectively. The Firm’s mortgage repurchase liability is intended to cover losses associated with all loans previously sold in connection with loan sale and securitization transactions with the GSEs, regardless of when those losses occur or how they are ultimately resolved (e.g., repurchase, make-whole payment). While uncertainties continue to exist with respect to both GSE behavior and the economic environment, the Firm believes that the model inputs and assumptions that it uses to estimate its mortgage repurchase liability are becoming increasingly seasoned and stable. Based on these model inputs and taking into consideration its projections regarding future uncertainty, including the GSEs’ behavior, the Firm has become increasingly confident in its ability to estimate reliably its mortgage repurchase liability. For these reasons, the Firm believes that its existing mortgage repurchase liability at September 30, 2012, is sufficient to cover probable future repurchase losses arising from loan sale and securitization transactions with the GSEs. For additional information about the process that the Firm uses to estimate its mortgage repurchase liability and the factors it considers in connection with that process, see Mortgage repurchase liability on pages 115–118 of JPMorgan Chase’s 2011 Annual Report.

The following table provides information about outstanding repurchase demands and unresolved mortgage insurance rescission notices, excluding those related to Washington Mutual, at each of the past five quarter-end dates.

Outstanding repurchase demands and unresolved mortgage insurance rescission notices by counterparty type
(in millions)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
GSEs	$1,533	$1,646	$1,868	$1,682	$1,666
Mortgage insurers	1,036	1,004	1,000	1,034	1,112
Other(a)	1,697	981	756	663	467
Overlapping population(b)	(150)	(125)	(116)	(113)	(155)
Total	$4,116	$3,506	$3,508	$3,266	$3,090

(a)
Represents repurchase demands received from parties other than the GSEs that have been presented to the Firm by trustees who assert authority to present such claims under the terms of the underlying sale or securitization agreement, and excludes repurchase demands asserted in or in connection with pending repurchase litigation. All mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves.

(b)
Because the GSEs and others may make repurchase demands based on mortgage insurance rescission notices that remain unresolved, certain loans may be subject to both an unresolved mortgage insurance rescission notice and an outstanding repurchase demand.

The following tables show repurchase demands and mortgage insurance rescission notices received by loan origination vintage, excluding those related to Washington Mutual, for the past five quarters. The Firm expects repurchase demands to remain at elevated levels or to increase if there is a significant increase in private-label repurchase demands outside of pending repurchase litigation.

Quarterly mortgage repurchase demands received by loan origination vintage(a)
(in millions)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Pre-2005	$33	$28	$41	$39	$34
2005	103	65	95	55	200
2006	963	506	375	315	232
2007	371	420	645	804	602
2008	196	311	361	291	323
Post-2008	124	191	124	81	153
Total repurchase demands received	$1,790	$1,521	$1,641	$1,585	$1,544
(a) All mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves. This table excludes repurchase demands asserted in or in connection with pending repurchase litigation.

Quarterly mortgage insurance rescission notices received by loan origination vintage(a)
(in millions)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Pre-2005	$6	$9	$13	$4	$3
2005	14	13	19	12	15
2006	46	26	36	19	31
2007	139	121	78	48	63
2008	37	51	32	26	30
Post-2008	8	6	4	2	1
Total mortgage insurance rescissions received	$250	$226	$182	$111	$143

(a)
Mortgage insurance rescissions typically result in a repurchase demand from the GSEs. This table includes mortgage insurance rescission notices for which the GSEs or others also have issued a repurchase demand.

Since the beginning of 2011, the Firm’s overall cure rate (excluding loans originated by Washington Mutual) has been approximately 55%. A significant portion of repurchase demands now relate to loans with a longer pay history, which have historically had higher cure rates. Repurchases that have resulted from mortgage insurance rescissions are reflected in the Firm’s overall cure rate. While the actual cure rate may vary from quarter to quarter, the Firm expects that the overall cure rate will remain at approximately 50-60% for the foreseeable future.
The Firm has not observed a direct relationship between the type of defect that allegedly causes the breach of representations and warranties and the severity of the realized loss. Therefore, the loss severity assumption is estimated using the Firm’s historical experience and projections regarding changes in home prices. Actual principal loss severities on finalized repurchases and “make-whole” settlements to date (excluding loans originated by Washington Mutual) currently average approximately 50%, but may vary from quarter to quarter based on the characteristics of the underlying loans and changes in home prices.
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
Substantially all of the estimates and assumptions underlying the Firm’s established methodology for computing its recorded mortgage repurchase liability — including the amount of probable future demands from the GSEs (which is largely based on historical experience), the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure and recoveries from third parties — require application of a significant level of management judgment. While the Firm uses the best information available to it in estimating its mortgage repurchase liability, the estimation process is inherently uncertain and imprecise.

The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.

Summary of changes in mortgage repurchase liability(a)
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012		2011	2012	2011
Repurchase liability at beginning of period	$3,293		$3,631	$3,557	$3,285
Realized losses(b)	(268)		(329)	(891)	(801)
Provision(c)	74		314	433	1,132
Repurchase liability at end of period	$3,099	(d)	$3,616	$3,099	$3,616

(a)	All mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves.

(b)
Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. Make-whole settlements were $94 million and $162 million for the three months ended September 30, 2012 and 2011, respectively and $387 million and $403 million, for the nine months ended September 30, 2012 and 2011, respectively.

(c)
Includes $30 million and $12 million of provision related to new loan sales for the three months ended September 30, 2012 and 2011, respectively, and $85 million and $35 million for the nine months ended September 30, 2012 and 2011, respectively.

(d)	Includes $3 million at September 30, 2012, related to future repurchase demands on loans sold by Washington Mutual to the GSEs.
The following table summarizes the total unpaid principal balance of repurchases during the periods indicated.

Unpaid principal balance of mortgage loan repurchases(a)
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Ginnie Mae(b)	$1,216	$1,558	$4,342	$4,271
GSEs(c)	312	367	933	756
Other(c)(d)	39	18	147	92
Total	$1,567	$1,943	$5,422	$5,119

(a)
This table includes: (i) repurchases of mortgage loans due to breaches of representations and warranties, and (ii) loans repurchased from Ginnie Mae loan pools as described in (b) below. This table does not include mortgage insurance rescissions; while the rescission of mortgage insurance typically results in a repurchase demand from the GSEs, the mortgage insurers themselves do not present repurchase demands to the Firm. This table excludes mortgage loan repurchases associated with repurchase demands asserted in or in connection with pending repurchase litigation.

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

(c)
Nonaccrual loans held-for-investment included $484 million and $477 million at September 30, 2012, and December 31, 2011, respectively, of loans repurchased as a result of breaches of representations and warranties.

(d)	Represents loans repurchased from parties other than the GSEs, excluding those repurchased in connection with pending repurchase litigation.

For additional information regarding the mortgage repurchase liability, see Note 21 on pages 192–196 of this Form 10-Q, and Note 29 on pages 283–289 of JPMorgan Chase’s 2011 Annual Report.
In addition, the Firm faces a variety of exposures resulting from repurchase demands and litigation arising out of its various roles as issuer and/or underwriter of mortgage-backed securities (“MBS”) offerings in private-label securitizations. It is possible that these matters will take a number of years to resolve and their ultimate resolution is currently uncertain. Reserves for such matters may need to be increased in the future; however, with the additional litigation reserves taken to date, absent any materially adverse developments that could change management’s current views, JPMorgan Chase does not currently anticipate further material additions to its litigation reserves for mortgage-backed securities-related matters over the remainder of the year. For further information, see Note 23, Litigation on pages 196–206 of the Form 10-Q.

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
Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. As of September 30, 2012, and December 31, 2011, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and each met all capital requirements to which it was subject. For more information, see Note 20 on pages 191–192 of this Form 10-Q.
At September 30, 2012, and December 31, 2011, JPMorgan Chase maintained Tier 1 and Total capital ratios in excess of the well-capitalized standards established by the Federal Reserve, as indicated in the tables below. In addition, the Firm’s Tier 1 common ratio was significantly above the 5% well-capitalized standard established at the time of the 2012 CCAR process. Tier 1 common, introduced by U.S. banking regulators in 2009, is defined as Tier 1 capital less elements of Tier 1 capital not in the form of common equity, such as perpetual preferred stock, noncontrolling interests in subsidiaries, and trust preferred capital debt securities. Tier 1 common, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of the Firm’s capital with the capital of other financial services companies. The Firm uses Tier 1 common along with other capital measures to assess and monitor its capital position.
The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase at September 30, 2012, and December 31, 2011. These amounts are determined in accordance with regulations issued by the Federal Reserve.

Risk-based capital ratios
	September 30, 2012	December 31, 2011
Capital ratios
Tier 1 capital	11.9%	12.3%
Total capital	14.7	15.4
Tier 1 leverage	7.1	6.8
Tier 1 common(a)	10.4	10.1

(a)	The Tier 1 common ratio is Tier 1 common capital divided by risk-weighted assets (“RWA”).
A reconciliation of total stockholders’ equity to Tier 1 common, Tier 1 capital and Total qualifying capital is presented in the table below.

Risk-based capital components and assets
(in millions)	September 30, 2012	December 31, 2011
Total stockholders’ equity	$199,693	$183,573
Less: Preferred stock	9,058	7,800
Common stockholders’ equity	190,635	175,773
Effect of certain items in AOCI excluded from Tier 1 common	(4,501)	(970)
Less: Goodwill(a)	45,718	45,873
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	1,928	2,150
Investments in certain subsidiaries and other	857	993
Other intangible assets(a)	2,566	2,871
Tier 1 common	135,065	122,916
Preferred stock	9,058	7,800
Qualifying hybrid securities and noncontrolling interests	10,568	19,668
Adjustment for investments in certain subsidiaries and other	(5)	—
Total Tier 1 capital	154,686	150,384
Long-term debt and other instruments qualifying as Tier 2	19,459	22,275
Qualifying allowance for credit losses	16,367	15,504
Adjustment for investments in certain subsidiaries and other	(21)	(75)
Total Tier 2 capital	35,805	37,704
Total qualifying capital	$190,491	$188,088
Risk-weighted assets	$1,297,016	$1,221,198
Total adjusted average assets	$2,186,292	$2,202,087

(a)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.
The Firm’s Tier 1 common was $135.1 billion at September 30, 2012, an increase of $12.1 billion from December 31, 2011. The increase was predominantly due to net income (adjusted for DVA) of $15.8 billion and net issuances and commitments to issue common stock under the Firm’s employee stock-based compensation plans of $1.5 billion. The increase was partially offset by $4.0 billion of dividends on common and preferred stock and $1.6 billion (on a trade-date basis) of repurchases of common stock and warrants. The Firm’s Tier 1 capital was $154.7 billion at September 30, 2012, an increase of $4.3 billion from December 31, 2011. The increase in Tier 1 capital was due to the increase in Tier 1 common and the issuance of $1.3 billion of fixed–rate noncumulative perpetual preferred stock on August 27, 2012, partially offset by the redemption of $9.0 billion of trust preferred capital debt securities on July 12, 2012.
Risk-weighted assets were $1,297 billion at September 30, 2012, an increase of $76 billion from December 31, 2011. In addition to the growth in the Firm’s assets, the increase in risk-weighted assets also reflected an adjustment to RWA to reflect regulatory guidance regarding a limited number of market risk models used for certain positions held by the Firm, including the synthetic credit portfolio. The Firm believes that, as a result of portfolio management actions and enhancements it will be making to certain of its market risk models, these adjustments will be reduced over time.
Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Part II, Item 1A, Risk Factors on pages 220–222, and Note 20 on pages 191–192 of this Form 10-Q.
Basel II
The minimum risk-based capital requirements adopted by the U.S. federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision (“Basel I”). In 2004, the Basel Committee published a revision to the Accord (“Basel II”). The goal of the Basel II Framework is to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. U.S. banking regulators published a final Basel II rule in December 2007, which requires JPMorgan Chase to implement Basel II at the holding company level, as well as at certain of its key U.S. banking subsidiaries.
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
Basel 2.5
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
Basel III
In June 2012 the U.S. federal banking agencies published for comment a NPR for implementing the Capital Accord, commonly referred to as “Basel III”, in the United States. Basel III revised Basel II by, among other things, narrowing the definition of capital, and increasing capital requirements for specific exposures. Basel III also includes higher capital ratio requirements and provides that the Tier 1 common capital requirement will be increased to 7%, comprised of a minimum ratio of 4.5% plus a 2.5% capital conservation buffer. Implementation of the 7% Tier 1 common capital requirement is required by January 1, 2019.
In addition, U.S. federal banking agencies have published proposed risk-based capital floors pursuant to the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) to establish a permanent Basel I floor under Basel II and Basel III capital calculations.
The U.S. federal banking agencies also included, as part of the NPR, revised prompt corrective action treatment of the existing U.S. leverage ratio and a new supplemental leverage ratio which takes into account off-balance sheet assets, such as lending-related commitments and derivative exposures.
In addition, the Basel Committee announced in June 2011 an agreement to require GSIBs to maintain Tier 1 common requirements above the 7% minimum in amounts ranging from an additional 1% to an additional 2.5%. In November 2012, the FSB indicated that it would require the Firm, as well as three other banks, to hold the additional 2.5% of Tier 1 common, which requirement will be phased in beginning in 2016 as discussed below. The Basel Committee also stated it intended to require certain GSIBs to maintain a further Tier 1 common requirement of an additional 1% under certain circumstances, to act as a disincentive for the GSIB from taking actions that would further increase its systemic importance. The Firm has not been notified that it must meet this additional requirement. The GSIB assessment methodology reflects an approach based on five broad categories: size, interconnectedness, lack of substitutability, cross-jurisdictional activity, and complexity.
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
Including the impact of the final Basel 2.5 rules and the Basel III NPR, the Firm estimates that its Tier 1 common ratio under Basel III rules would be 8.4% as of September 30, 2012. Management considers the Basel III Tier 1 common estimate a key measure to assess the Firm’s capital position in conjunction with its capital ratios under Basel I requirements; this measure enables management, investors and analysts to compare the Firm’s capital under the Basel III capital standards with similar estimates provided by other financial services companies.

September 30, 2012 (in millions, except ratios)
Tier 1 common under Basel I rules	$135,065
Adjustments related to AOCI for AFS securities and defined benefit pension and OPEB plans	4,389
All other adjustments	(149)
Estimated Tier 1 common under Basel III rules	$139,305
Estimated risk-weighted assets under Basel III rules(a)	$1,663,029
Estimated Tier 1 common ratio under Basel III rules(b)	8.4%

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
The Firm’s estimate of its Tier 1 common ratio under Basel III reflects its current understanding of the Basel III rules based on information currently published by the Basel Committee and U.S. federal banking agencies and on the application of such rules to its businesses as currently conducted; it excludes the impact of any changes the Firm may make in the future to its businesses as a result of implementing the Basel III rules, possible enhancements to certain market risk models, and any further implementation guidance from the regulators.
The Basel III revisions governing capital requirements are subject to prolonged transition periods. The transition period for banks to meet the Tier 1 common requirement under Basel III will begin in 2013, with full implementation on January 1, 2019. The Firm fully expects to be in compliance with the higher Basel III capital standards, as well as any additional Dodd-Frank Act capital requirements, as they become effective. The additional capital requirements for GSIBs will be phased in starting January 1, 2016, with full implementation on January 1, 2019.
In December 2010, the Basel Committee introduced minimum standards for short-term liquidity coverage (the liquidity coverage ratio (“LCR”)) and term funding (the net stable funding ratio (“NSFR”)). See Liquidity Risk

Management on pages 66–72 of this Form 10-Q for further information.
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
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At September 30, 2012, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $11.6 billion, exceeding the minimum requirement by $10.0 billion, and JPMorgan Clearing’s net capital was $6.9 billion, exceeding the minimum requirement by $5.1 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and to notify the U.S. Securities and Exchange Commission in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of September 30, 2012, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
Economic risk capital
The Firm measures economic capital using internal risk-assessment methodologies and models primarily based on four risk factors: credit, market, operational and private equity risk. The growth in economic risk capital during the nine months ended September 30, 2012, was predominantly driven by higher operational risk capital due to increased mortgage-related litigation, and continued model enhancements to better capture large historical loss events and better align the model with the advanced measurement rules under the Basel II Framework; and to higher market risk capital driven by increased risk in the synthetic credit portfolio. These increases were partially offset by a decrease in credit risk capital driven by consumer portfolio runoff and continued model enhancements to better estimate future stress credit losses.

	Quarterly Averages
(in billions)	3Q12	4Q11	3Q11
Credit risk	$44.3	$48.2	$48.2
Market risk	18.5	13.7	14.0
Operational risk	15.2	8.5	8.6
Private equity risk	5.9	6.4	6.8
Economic risk capital	83.9	76.8	77.6
Goodwill	48.2	48.2	48.6
Other(a)	54.5	50.0	48.3
Total common stockholders’ equity	$186.6	$175.0	$174.5

(a)	Reflects additional capital required, in the Firm’s view, to meet its regulatory and debt rating objectives.
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

Line of business equity
(in billions)	September 30, 2012	December 31, 2011
Investment Bank	$40.0	$40.0
Retail Financial Services	26.5	25.0
Card Services & Auto	16.5	16.0
Commercial Banking	9.5	8.0
Treasury & Securities Services	7.5	7.0
Asset Management	7.0	6.5
Corporate/Private Equity	83.6	73.3
Total common stockholders’ equity	$190.6	$175.8

Line of business equity	Quarterly Averages
(in billions)	3Q12	4Q11	3Q11
Investment Bank	$40.0	$40.0	$40.0
Retail Financial Services	26.5	25.0	25.0
Card Services & Auto	16.5	16.0	16.0
Commercial Banking	9.5	8.0	8.0
Treasury & Securities Services	7.5	7.0	7.0
Asset Management	7.0	6.5	6.5
Corporate/Private Equity	79.6	72.5	72.0
Total common stockholders’ equity	$186.6	$175.0	$174.5
Effective January 1, 2012, the Firm further revised the capital allocated to certain businesses, reflecting additional refinement of each segment’s estimated Basel III Tier 1 common capital requirements and balance sheet trends. The Firm continues to assess the level of capital required for each line of business, as well as the assumptions and methodologies used to allocate capital to the business segments, and further refinements may be implemented in the near term.

Capital actions
Issuance of preferred stock
On August 27, 2012, the Firm issued $1.3 billion of fixed–rate noncumulative perpetual preferred stock.
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
For information regarding dividend restrictions, see Note 22 and Note 27 on page 276 and 281, respectively, of JPMorgan Chase’s 2011 Annual Report.
Common equity repurchases
On March 13, 2012, the Board of Directors authorized a $15.0 billion common equity (i.e., common stock and warrants) repurchase program, of which up to $12.0 billion is approved for repurchase in 2012 and up to an additional $3.0 billion is approved through the end of the first quarter of 2013. During the nine months ended September 30, 2012, the Firm repurchased (on a trade-date basis) an aggregate of 49 million shares of common stock and warrants for $1.6 billion; the Firm did not make any repurchases after May 17, 2012. As of September 30, 2012, $13.4 billion of authorized repurchase capacity remained under the program. For additional information regarding repurchases of the Firm’s equity securities, see 2012 Business outlook, on page 9 of this Form 10-Q.
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
The Firm’s overall risk appetite is established in the context of the Firm’s capital, earnings power, and diversified business model. The Firm employs a formalized risk appetite framework to clearly link risk appetite and return targets, controls and capital management. The Firm’s Chief Executive Officer and Chief Risk Officer (“CRO”) are responsible for setting the overall firmwide risk appetite. The lines of business CEOs and CROs and Corporate/Private Equity senior management are responsible for setting the risk appetite for their respective lines of business, within the Firm’s limits. The Risk Policy Committee of the Firm’s Board of Directors approves the risk appetite policy on behalf of the entire Board of Directors.
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

Risk Management operates independently of the lines of business to provide oversight of firmwide risk management and controls, and is viewed as a partner in achieving appropriate business risk and reward objectives. Risk Management coordinates and communicates with each line of business through the line of business risk committees and CROs to manage risk. The Risk Management function is headed by the Firm’s Chief Risk Officer, who is a member of the Firm’s Operating Committee and who reports to the Chief Executive Officer and is accountable to the Board of Directors, primarily through the Board’s Risk Policy Committee. The Chief Risk Officer is also a member of the line of business risk committees. Within the Firm’s Risk Management function are units responsible for credit risk, market risk, country risk, private equity risk and the governance of operational risk, as well as risk reporting and risk policy. Risk management is supported by risk technology and operations functions that are responsible for building the information technology infrastructure used to monitor and manage risk.
Treasury and CIO are responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, funding, capital, interest rate and foreign exchange risks, and other risks.
Legal and Compliance has oversight for legal risk.
In addition to the risk committees of the lines of business and the above-referenced risk management functions, the Firm also has a Finance Committee, an Asset-Liability Committee (“ALCO”), an Investment Committee and three other risk-related committees — the Firmwide Risk Committee, the Risk Governance Committee and the Global Counterparty Committee. All of these committees are accountable to the Chief Executive Officer and Operating Committee. The membership of these committees is composed of senior management of the Firm, including representatives of the lines of business, CIO, Treasury, Risk Management, Finance, Legal and Compliance and other senior executives. The committees meet regularly to discuss a broad range of topics including, for example, current market conditions and other external events, risk exposures, and risk concentrations to ensure that the effects of risk issues are considered broadly across the Firm’s businesses.

Chief Executive Officer
Operating Committee
Chief Financial Officer
Chief Risk Officer
Finance Committee
Asset-Liability Committee
Investment Committee
Firmwide Risk Committee
Risk Governance Committee
Global Counterparty Committee
Investment Bank Risk Committee
Consumer Risk Committee
Commercial Banking Risk Committee
Treasury & Securities Services Risk Committee
Asset Management Risk Committee
CIO, Treasury and Corporate Risk Committee
Treasury and CIO
Risk Management
Legal and Compliance

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
The Firmwide Risk Committee is co-chaired by the Firm's CEO and CRO. The Risk Governance Committee is chaired by the Firm’s CRO. These committees meet monthly to review cross-line of business issues such as risk appetite, certain business activity and aggregate risk measures, risk policy, risk methodology, risk concentrations, regulatory capital and other regulatory issues, and other topics referred by line of business risk committees. The Risk Governance

Committee is also responsible for ensuring that line of business and firmwide risk reporting and compliance with risk appetite levels are monitored periodically, in conjunction with the Firm’s capital assessment process. Line of business risk committees each meet at least on a monthly basis. Each line of business risk committee is co-chaired by the line of business CRO and CEO, except for the Consumer Risk Committee which is chaired solely by the CRO. Each line of business risk committee is also attended by individuals from outside the line of business. It is the responsibility of attendees of the line of business risk committees who are members of the Firmwide Risk Committee (including individuals from outside the line of business) to escalate line of business risk topics to the Firmwide Risk Committee.
The Global Counterparty Committee, chaired by the Firm’s Wholesale Chief Credit Risk Officer, reviews exposures to our largest interbank trading counterparties. The Committee meets periodically to review total exposures with these counterparties to ensure that such exposures are deemed appropriate and to direct changes in exposure levels as needed.
The Board of Directors exercises its oversight of risk management principally through the Board’s Risk Policy Committee and Audit Committee. The Board’s Risk Policy Committee oversees senior management risk-related responsibilities, including reviewing management policies and performance against these policies and related benchmarks. The Board’s Risk Policy Committee also reviews firm level market risk limits at least annually.

The CROs for each line of business meet with the Risk Policy Committee on a regular basis. In addition, in conjunction with the Firm’s capital assessment process, the CEO or Chief Risk Officer is responsible for notifying the Risk Policy Committee of any results which are projected to exceed line of business or firmwide risk appetite tolerances. The CEO or CRO will notify the Chairman of the Board’s Risk Policy Committee if certain firmwide limits are modified or exceeded. The Audit Committee is responsible for oversight of guidelines and policies that govern the process by which risk assessment and management is undertaken. In addition, the Audit Committee reviews with management the system of internal controls that is relied upon to provide reasonable assurance of compliance with the Firm’s operational risk management processes.
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

CIO risk management matters
As part of its internal review of CIO’s activities, management concluded that CIO’s risk management had been ineffective in dealing with the growth in size and change in characteristics of the synthetic credit portfolio during the first quarter of 2012. The Firm has taken several steps to address these risk management issues, including introducing more granular risk limits for CIO; enhancing risk management talent and resourcing of key support functions in CIO; and enhancing the Firm’s risk governance, including establishing the joint CIO, Treasury and Corporate Risk (“CTC”) Committee co-chaired by CTC’s CRO and the Firm’s co- Chief Operating Officer. The committee meets weekly to monitor risk and has enhanced membership from Treasury and Corporate, as well as other Firm senior management.

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
The Firm has a liquidity risk governance framework to review, approve and monitor the implementation of liquidity risk policies and funding and capital strategies, at the Firmwide, regional and line of business levels.
Specific risk committees responsible for liquidity risk governance include ALCO and the Finance Committee, as well as lines of business and regional asset and liability management committees. For further discussion of the risk committees, see Risk Management on pages 63–65 of this Form 10-Q.
Management considers the Firm’s liquidity position to be strong, based on its liquidity metrics as of September 30, 2012, and believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.

LCR and NSFR
In December 2010, the Basel Committee introduced the minimum standards for short-term liquidity coverage (the liquidity coverage ratio (“LCR”)) and term funding (the net stable funding ratio (“NSFR”)). The Firm intends to maintain its strong liquidity position in the future as the LCR and NSFR standards of the Basel III rules are implemented. In order to do so the Firm believes it may need to modify the liquidity profile of certain of its assets and liabilities. Implementation of the Basel III rules may also cause the Firm to increase prices on, or alter the types of, products it offers to its customers and clients.

The Basel III revisions governing liquidity requirements are subject to prolonged observation and transition periods. The observation periods for both the LCR and NSFR began in 2011, with implementation in 2015 and 2018, respectively.

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
Sources of funds
A key strength of the Firm is its diversified deposit franchise, through the RFS, CB, TSS and AM lines of business, which provides a stable source of funding and limits reliance on the wholesale funding markets. As of September 30, 2012, the Firm’s deposits-to-loans ratio was 158%, compared with 156% at December 31, 2011.
As of September 30, 2012, total deposits for the Firm were $1,139.6 billion, compared with $1,127.8 billion at December 31, 2011 (54% of total liabilities for both periods). The increase in deposits was predominantly due to growth in retail deposits.
The Firm typically experiences higher customer deposit inflows at period-ends. Therefore, average deposit balances are more representative of deposit trends. The table below summarizes by line of business average deposits for the three and nine months ended September 30, 2012 and 2011, respectively.

Average deposits
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Retail Financial Services	$414,608	$382,202	$407,833	$377,678
Commercial Banking	177,516	163,459	180,417	149,715
Treasury & Securities Services	326,094	310,787	325,324	279,148
Asset Management	127,487	111,090	127,702	101,341
Other(a)	52,343	70,973	55,321	75,446
Total Firm	$1,098,048	$1,038,511	$1,096,597	$983,328

(a)	Includes remaining lines of business (i.e., Investment Bank, Card and Corporate/Private Equity).
A significant portion of the Firm’s deposits are retail deposits (37% and 35% at September 30, 2012, and December 31, 2011, respectively), which are considered particularly stable as they are less sensitive to interest rate changes or market volatility. Additionally, the majority of the Firm’s institutional deposits are also considered to be stable sources of funding since they are generated from customers that maintain operating service relationships with the Firm. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 17–51 and 53–54, respectively, of this Form 10-Q.
Short-term funding
Short-term unsecured funding sources include federal funds and Eurodollars purchased, which represent overnight funds; certificates of deposit; time deposits; commercial paper, and other borrowed funds that generally have maturities of one year or less.
The Firm’s reliance on short-term unsecured funding sources is limited. A significant portion of the total commercial paper liabilities, approximately 64% as of September 30, 2012, as shown in the table below, were originated from deposits that customers choose to sweep into commercial paper liabilities as a cash management product offered by TSS and are not sourced from wholesale funding markets.
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. Securities loaned or sold under agreements to repurchase generally mature between one day and three months, are secured predominantly by high-quality securities collateral, including government-issued debt, agency debt and agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under purchase agreements. The increase in the balance at September 30, 2012, compared with the balance at December 31, 2011, and the average balance for the three and nine months ended September 30, 2012, was predominantly because of higher secured financing of the Firm’s assets and a change in the mix of the Firm’s liabilities. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment and market-making portfolios); and other market and portfolio factors.
At September 30, 2012, the balance of total unsecured and secured other borrowed funds remained flat, compared with the balance at December 31, 2011. The average balance for the three and nine months ended September 30, 2012, decreased compared with the same period in the prior year, predominantly driven by maturities of short-term unsecured bank notes and other unsecured borrowings, short-term Federal Home Loan Bank (“FHLB”) advances, and other secured short-term borrowings.
For additional information, see the Balance Sheet Analysis on pages 53–54 and Note 12 on page 154 of this Form 10-Q. The following table summarizes by source short-term unsecured funding as of September 30, 2012, and December 31, 2011, and average balances for the three and nine months ended September 30, 2012 and 2011, respectively.

	September 30, 2012	December 31, 2011	Three months ended September 30,		Nine months ended September 30,
Short-term funding			Average		Average
(in millions)			2012	2011	2012	2011
Commercial paper:
Wholesale funding	$20,124	$4,245	$18,187	$5,450	$13,209	$7,057
Client cash management	35,350	47,386	34,336	41,577	36,692	34,829
Total commercial paper	$55,474	$51,631	$52,523	$47,027	$49,901	$41,886

Securities loaned or sold under agreements to repurchase:
Securities sold under agreements to repurchase	$233,363	$197,789	$228,550	$213,415	$224,662	$240,155
Securities loaned	23,044	14,214	21,638	20,116	18,793	20,402
Total securities loaned or sold under agreements to repurchase(a)(b)	$256,407	$212,003	$250,188	$233,531	$243,455	$260,557

Other borrowed funds	$22,255	$21,908	$21,436	$30,108	$24,361	$33,511

(a)	Excludes federal funds purchased.

(b)	Includes long-term structured repurchase agreements of $7.4 billion and $6.6 billion as of September 30, 2012 and December 31, 2011, respectively.

Long-term funding and issuance
Long-term funding provides additional sources of stable funding and liquidity for the Firm. The majority of the Firm’s long-term unsecured funding is issued by the parent holding company to provide maximum flexibility in support of both bank and nonbank subsidiary funding.
The following table summarizes long-term unsecured issuance and maturities or redemption for the three and nine months ended September 30, 2012 and 2011, respectively. For additional information, see Note 21 on pages 273-275 of JPMorgan Chase’s 2011 Annual Report.

Long-term unsecured funding	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Issuance
Senior notes issued in the U.S. market	$6,006	$4,379	$12,242	$24,259
Senior notes issued in non-U.S. markets	3,278	385	5,328	4,515
Total senior notes	9,284	4,764	17,570	28,774
Trust preferred capital debt securities	—	—	—	—
Subordinated debt	—	—	—	—
Structured notes	2,593	3,628	11,385	11,403
Total long-term unsecured funding – issuance	$11,877	$8,392	$28,955	$40,177

Maturities/redemptions
Total senior notes	$6,094	$6,697	$27,931	$23,965
Trust preferred capital debt securities	9,030	—	9,482	—
Subordinated debt	—	—	1,000	2,100
Structured notes	4,458	4,271	15,697	14,374
Total long-term unsecured funding – maturities/redemptions	$19,582	$10,968	$54,110	$40,439
Following the Federal Reserve’s announcement on June 7, 2012, of proposed rules which will implement the phase-out of Tier 1 capital treatment for trust preferred capital debt securities, the Firm announced on June 11, 2012, that it would redeem $9.0 billion of trust preferred capital debt securities pursuant to redemption provisions relating to the occurrence of a “Capital Treatment Event” (as defined in the documents governing those securities). The redemption was completed on July 12, 2012.

The Firm raises secured long-term funding through securitization of consumer credit card loans, residential mortgages, auto loans and student loans as well as through advances from the FHLBs, all of which increase funding and investor diversity.

The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemption for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,				Nine months ended September 30,
Long-term secured funding	Issuance		Maturities/Redemption		Issuance		Maturities/Redemption
(in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Credit card securitization	$3,350	$—	$1,729	$3,475	$7,200	$1,000	$10,332	$13,077
Other securitizations(a)	—	—	139	129	—	—	370	365
FHLB advances	9,100	—	1,005	7	15,200	4,000	5,517	2,553
Total long-term secured funding	$12,450	$—	$2,873	$3,611	$22,400	$5,000	$16,219	$15,995

(a)	Other securitizations includes securitizations of residential mortgages, auto loans and student loans.
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
As of September 30, 2012, the Global Liquidity Reserve was

estimated to be approximately $449 billion, compared with approximately $379 billion at December 31, 2011. The Global Liquidity Reserve fluctuates due to changes in deposits, the Firm’s purchase and investment activities and general market conditions.
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

Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for

VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 55, and Note 5 on page 142, of this Form 10-Q.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.

The credit ratings of the parent holding company and certain of the Firm’s significant operating subsidiaries as of September 30, 2012, were as follows.

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A. Chase Bank USA, N.A.			J.P. Morgan Securities LLC
	Senior unsecured	Commercial paper	Outlook	Long-term deposits	Short-term deposits	Outlook	Long-term issuer rating	Short-term issuer rating	Outlook
Moody’s Investor Services	A2	P-1	Negative	Aa3	P-1	Stable	NR	NR	NR
Standard & Poor’s	A	A-1	Negative	A+	A-1	Negative	A+	A-1	Negative
Fitch Ratings	A+	F1	RWN(a)	AA-	F1+	RWN(a)	A+	F1	RWN(a)

(a)	Refers to “Ratings Watch Negative” on long-term ratings.

On June 21, 2012, Moody’s downgraded the long-term ratings of the Firm and affirmed all its short-term ratings. The outlook for the parent holding company was left on negative reflecting Moody’s view that government support for U.S. bank holding company creditors is becoming less certain and less predictable. Such ratings actions concluded Moody’s review of 17 banks and securities firms with global capital markets operations, including the Firm, as a result of which all of these institutions were downgraded by various degrees.
Following the disclosure by the Firm, on May 10, 2012, of losses from the synthetic credit portfolio held by CIO. Fitch placed all parent and subsidiary long-term ratings on Ratings Watch Negative. Subsequently, on October 10, 2012, Fitch revised the outlook to Stable and affirmed the Firm’s ratings.
The above-mentioned rating actions did not have a material adverse impact on the Firm’s cost of funds and its ability to fund itself. Further downgrades of the Firm’s long-term ratings by one notch or two notches could result in a downgrade of the Firm’s short-term ratings. If this were to occur, the Firm believes its cost of funds could increase and access to certain funding markets could be reduced. The nature and magnitude of the impact of further ratings downgrades depends on numerous contractual and behavioral factors (which the Firm believes are incorporated in the Firm’s liquidity risk and stress testing metrics). The Firm believes it maintains sufficient liquidity to withstand any potential decrease in funding capacity due to further ratings downgrades.

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

Cash flows
As of September 30, 2012 and 2011, cash and due from banks was $53.3 billion and $56.8 billion, respectively. These balances decreased by $6.3 billion and increased by $29.2 billion from December 31, 2011 and 2010, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows for the nine months ended September 30, 2012 and 2011.
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
For the nine months ended September 30, 2012, net cash provided by operating activities was $29.6 billion. Net cash generated from operating activities was higher than net income, partially as a result of adjustments for noncash items such as depreciation and amortization, provision for credit losses, and stock-based compensation. In addition, net cash provided by operating activities was driven by a decrease in securities borrowed due to a shift in the deployment of excess cash by Treasury. Cash proceeds received from sales and paydowns of loans was higher than the cash used to acquire such loans originated and purchased with an initial intent to sell, and also reflected a lower level of activity over the prior-year period.
For the nine months ended September 30, 2011, net cash provided by operating activities was $66.5 billion. This resulted from a decrease in trading assets-debt and equity instruments, driven by lower client market-making activity in IB, resulting in declines in equity securities and U.S. government agency mortgage-backed securities, partially offset by an increase in U.S. treasury securities; an increase in accounts payable and other liabilities largely due to higher IB customer balances; an increase in trading liabilities–derivative payables predominantly due to increases in interest rate derivative balances driven by declining interest rates and increases in commodity derivative balances driven by price movements in base metals and energy. Partially offsetting these cash proceeds was an increase in trading assets–derivative receivables predominantly due to the aforementioned declining interest rates and increases in commodity derivative balances. Net cash generated from operating activities was higher than net income largely as a result of adjustments for noncash items such as the provision for credit losses, depreciation and amortization, and stock-based compensation. Additionally, cash provided by proceeds from sales and paydowns of loans originated or purchased with an initial intent to sell was higher than cash used to acquire such loans, and also reflected a higher level of activity over the prior-year period.
Cash flows from investing activities
The Firm’s investing activities predominantly include loans originated to be held for investment, the AFS securities portfolio and other short-term interest-earning assets. For the nine months ended September 30, 2012, net cash of $69.7 billion was used in investing activities. This resulted from an increase in securities purchased under resale agreements predominantly due to deployment of excess cash by Treasury; an increase in deposits with banks reflecting the placement of the Firm’s excess funds with various central banks, including Federal Reserve Banks; and an increase in wholesale loans driven by increased client activity across most regions and businesses. Partially offsetting these cash outflows were proceeds from maturities and sales of AFS securities being higher than cash used to acquire such securities; and a decline in the level of consumer, excluding credit card loans due to paydowns, portfolio run-off, and a decrease in credit card loans due to seasonality and higher repayment rates.
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
Cash flows from financing activities
The Firm’s financing activities primarily reflect cash flows related to taking customer deposits, and issuing long-term debt as well as preferred and common stock. For the nine months ended September 30, 2012, net cash provided by financing activities was $33.6 billion. This was driven by an increase in securities loaned or sold under repurchase agreements, predominantly because of higher secured financing of the Firm’s assets and a change in the mix of the Firm’s liabilities; an increase in deposits predominantly due to growth in retail deposits; an increase in commercial paper due to higher commercial paper liabilities sourced from wholesale funding markets to meet short-term funding needs, partially offset by a decline in the volume of liability balances in sweep accounts related to TSS’s cash management product; and proceeds from the issuance of preferred stock. Partially offsetting these cash inflows were net redemptions and maturities of long-term borrowings, largely related to the redemption of TruPS; and payments of cash dividends on common and preferred stock and repurchases of common stock and warrants.
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

CREDIT PORTFOLIO
For a further discussion of the Firm’s Credit Risk Management framework, see pages 132–134 of JPMorgan Chase’s 2011 Annual Report. For further information regarding the credit risk inherent in the Firm’s investment securities portfolio, see Note 11 on pages 148–153 of this Form 10-Q and Note 12 on pages 225–230 of JPMorgan Chase’s 2011 Annual Report.
The following table presents JPMorgan Chase’s credit portfolio as of September 30, 2012, and December 31, 2011. Total credit exposure was $1.8 trillion at September 30, 2012, an increase of $30.5 billion from December 31, 2011, primarily reflecting an increase in the wholesale portfolio of $48.0 billion, partially offset by a decrease in the consumer portfolio of $17.5 billion.
For further information on the changes in the credit portfolio, see Wholesale Credit Portfolio on pages 74–81, and Consumer Credit Portfolio on pages 82–92, of this Form 10-Q.

The Firm provided credit to and raised capital of over $1.3 trillion for its commercial and consumer clients during the nine months ended September 30, 2012; this included more than $15 billion of credit provided to U.S. small businesses, up 21% compared with the prior year and $52 billion to more than 1,300 not-for-profit and government entities, including states, municipalities, hospitals and universities. The Firm also originated more than 664,000 mortgages and provided credit cards to approximately 4.9 million consumers during the nine months ended September 30, 2012. The Firm remains committed to helping homeowners and preventing foreclosures. Since the beginning of 2009, the Firm has offered nearly 1.4 million mortgage modifications and of these more than 578,000 have achieved permanent modification as of September 30, 2012.

In the following table, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale (which are carried at the lower of cost or fair value, with changes in value recorded in noninterest revenue); and certain loans accounted for at fair value. The Firm also records certain loans accounted for at fair value in trading assets. For further information regarding these loans see Note 3 on pages 119–133 of this Form 10-Q. For additional information on the Firm’s loans and derivative receivables, including the Firm’s accounting policies, see Note 13 and Note 5 on pages 154–175 and 136–144, respectively, of this Form 10-Q.

Total credit portfolio
	Credit exposure		Nonperforming(b)(c)(d)(e)(f)
(in millions)	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Loans retained	$717,086	$718,997	$11,124	$9,810
Loans held-for-sale	2,111	2,626	71	110
Loans at fair value	2,750	2,097	175	73
Total loans – reported	721,947	723,720	11,370	9,993
Derivative receivables	79,963	92,477	282	297
Receivables from customers and other	18,946	17,561	—	—
Total credit-related assets	820,856	833,758	11,652	10,290
Assets acquired in loan satisfactions
Real estate owned	NA	NA	788	975
Other	NA	NA	41	50
Total assets acquired in loan satisfactions	NA	NA	829	1,025
Total assets	820,856	833,758	12,481	11,315
Lending-related commitments	1,019,073	975,662	586	865
Total credit portfolio	$1,839,929	$1,809,420	$13,067	$12,180
Credit Portfolio Management derivatives notional, net(a)	$(30,204)	$(26,240)	$(20)	$(38)
Liquid securities and other cash collateral held against derivatives	(13,999)	(21,807)	NA	NA

(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net charge-offs(g)	$2,770	$2,507	$7,435	$9,330
Average retained loans
Loans – reported	719,071	689,021	716,398	683,098
Loans – reported, excluding residential real estate PCI loans	657,293	620,974	653,103	613,263
Net charge-off rates(g)
Loans – reported	1.53%	1.44%	1.39%	1.83%
Loans – reported, excluding PCI	1.68	1.60	1.52	2.03

(a)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Excludes the synthetic credit portfolio. For additional information, see Credit derivatives on pages 80–81 and Note 5 on pages 136–144 of this Form 10-Q.

(b)	Nonperforming includes nonaccrual loans, nonperforming derivatives, commitments that are risk rated as nonaccrual and real estate owned.

(c)
At September 30, 2012, and December 31, 2011, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $11.0 billion and $11.5 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $1.5 billion and $954 million, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $536 million and $551 million, respectively, that are 90 or more days past due. These amounts were excluded from nonaccrual loans as reimbursement of insured amounts are proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

(d)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(e)
At September 30, 2012, and December 31, 2011, total nonaccrual loans represented 1.57% and 1.38%, respectively, of total loans. At September 30, 2012, included $1.7 billion of residential real estate Chapter 7 loans and $1.3 billion of performing junior liens that are subordinate to senior liens that are 90 days or more past due. For more information, see Consumer Credit Portfolio on pages 82–92 of this Form 10-Q.

(f)
Prior to the first quarter of 2012, reported amounts had only included defaulted derivatives; effective in the first quarter of 2012, reported amounts in all periods include both defaulted derivatives as well as derivatives that have been risk rated as nonperforming.

(g)
Net charge-offs and net charge-off rates for the three months and nine months ended September 30, 2012, included $880 million of incremental charge-offs of Chapter 7 loans. See Consumer Credit Portfolio on pages 82–92 of this Form 10-Q for further details.

WHOLESALE CREDIT PORTFOLIO
As of September 30, 2012, wholesale exposure (IB, CB, TSS and AM) increased by $48.0 billion from December 31, 2011, primarily driven by increases of $39.8 billion in lending-related commitments and $19.3 billion in loans due to increased client activity across most regions and most businesses. These increases were partially offset by a $12.5 billion decrease in derivative receivables, primarily due to the impact of changes in the underlying parameters, including FX rates, interest rates and credit spreads, which resulted in reductions in derivative receivables related to foreign exchange, interest rate and credit derivative contracts, partially offset by increases in equity derivative receivables.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)(d)
(in millions)	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Loans retained	$297,576	$278,395	$1,663	$2,398
Loans held-for-sale	2,005	2,524	71	110
Loans at fair value	2,750	2,097	175	73
Loans – reported	302,331	283,016	1,909	2,581
Derivative receivables	79,963	92,477	282	297
Receivables from customers and other(a)	18,837	17,461	—	—
Total wholesale credit-related assets	401,131	392,954	2,191	2,878
Lending-related commitments	422,557	382,739	586	865
Total wholesale credit exposure	$823,688	$775,693	$2,777	$3,743
Credit Portfolio Management derivatives notional, net(b)	$(30,204)	$(26,240)	$(20)	$(38)
Liquid securities and other cash collateral held against derivatives	(13,999)	(21,807)	NA	NA

(a)
Predominantly includes receivables from customers, which represent margin loans to prime and retail brokerage customers; these are classified in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Excludes the synthetic credit portfolio. For additional information, see Credit derivatives on pages 80–81, and Note 5 on pages 136–144 of this Form 10-Q.

(c)	Excludes assets acquired in loan satisfactions.

(d)
Prior to the first quarter of 2012, reported amounts had only included defaulted derivatives; effective in the first quarter of 2012, reported amounts in all periods include both defaulted derivatives as well as derivatives that have been risk rated as nonperforming.

The following table summarizes the maturity and ratings profile of the wholesale portfolio at September 30, 2012, and December 31, 2011. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(c)				Ratings profile
September 30, 2012	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$113,069	$113,582	$70,925	$297,576	$210,551	$87,025	$297,576	71%
Derivative receivables				79,963			79,963
Less: Liquid securities and other cash collateral held against derivatives				(13,999)			(13,999)
Total derivative receivables, net of all collateral	14,692	26,976	24,296	65,964	53,279	12,685	65,964	81
Lending-related commitments	155,812	255,522	11,223	422,557	337,549	85,008	422,557	80
Subtotal	283,573	396,080	106,444	786,097	601,379	184,718	786,097	77
Loans held-for-sale and loans at fair value(a)				4,755			4,755
Receivables from customers and other				18,837			18,837
Total exposure – net of liquid securities and other cash collateral held against derivatives				$809,689			$809,689
Credit Portfolio Management derivatives notional, net(b)	$(1,607)	$(13,837)	$(14,760)	$(30,204)	$(30,264)	$60	$(30,204)	100%

	Maturity profile(c)				Ratings profile
December 31, 2011	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$113,222	$101,959	$63,214	$278,395	$196,998	$81,397	$278,395	71%
Derivative receivables				92,477			92,477
Less: Liquid securities and other cash collateral held against derivatives				(21,807)			(21,807)
Total derivative receivables, net of all collateral	8,243	29,910	32,517	70,670	57,637	13,033	70,670	82
Lending-related commitments	139,978	233,396	9,365	382,739	310,107	72,632	382,739	81
Subtotal	261,443	365,265	105,096	731,804	564,742	167,062	731,804	77
Loans held-for-sale and loans at fair value(a)				4,621			4,621
Receivables from customers and other				17,461			17,461
Total exposure – net of liquid securities and other cash collateral held against derivatives				$753,886			$753,886
Credit Portfolio Management derivatives notional, net(b)	$(2,034)	$(16,450)	$(7,756)	$(26,240)	$(26,300)	$60	$(26,240)	100%

(a)	Represents loans held-for-sale primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)
Excludes the synthetic credit portfolio. Represents the net notional amounts of protection purchased and sold, through credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. The ratings profile shown is based on the rating of the derivative counterparty; the counterparties to these positions are predominantly investment-grade banks and finance companies.

(c)
The maturity profiles of retained loans and lending-related commitments are based on the remaining contractual maturity. The maturity profiles of derivative receivables are based on the maturity profile of average exposure. For further discussion of average exposure, see Derivative receivables on pages 141–143 of JPMorgan Chase’s 2011 Annual Report.

Wholesale credit exposure – selected industry exposures
The Firm focuses on the management and diversification of its industry exposures, with particular attention paid to industries with actual or potential credit concerns. As of September 30, 2012, the Firm revised its definition of the criticized component of the wholesale portfolio to align with the banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Prior periods have been reclassified to conform with the current presentation. While this reclassification resulted in an increase in the level of reported criticized exposure by $4.9 billion and $4.5 billion as of September 30, 2012, and December 31, 2011, respectively, it did not result in material changes to the

Firm’s underlying risk ratings or nonaccrual loans. Accordingly, this reclassification did not result in material changes to the allowance for credit losses or additional provision for credit losses. Furthermore, this change had no effect on reported net interest income with respect to the affected loans. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, decreased by 17% to $16.9 billion at September 30, 2012, from $20.3 billion at December 31, 2011, primarily due to repayments.

Below are summaries of the top 25 industry exposures as of September 30, 2012, and December 31, 2011.

						30 days or more past due and accruing loans	Year-to-date net charge-offs/ (recoveries)	Credit Portfolio Management derivatives notional, net (e)	Liquid securities and other cash collateral held against derivative receivables

			Noninvestment-grade(d)
	Credit exposure(c)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
As of or for the nine months ended September 30, 2012 (in millions)
Top 25 industries(a)
Banks and finance companies	$73,900	$62,647	$10,505	$739	$9	$84	$(34)	$(3,904)	$(6,312)
Real estate	73,647	46,447	21,967	4,399	834	134	27	(112)	(578)
Healthcare	48,274	39,559	8,059	626	30	9	1	(227)	(369)
Oil and gas	43,881	29,435	14,113	333	—	5	—	(154)	(69)
State and municipal governments(b)	40,425	38,987	1,270	54	114	—	2	(185)	(219)
Consumer products	32,879	21,715	10,156	1,000	8	15	(14)	(292)	(1)
Asset managers	31,026	25,600	5,220	206	—	28	—	—	(2,785)
Utilities	30,056	24,816	4,684	341	215	—	(7)	(277)	(350)
Retail and consumer services	24,774	16,007	8,164	567	36	12	1	(72)	—
Central governments	20,872	20,310	507	55	—	—	—	(12,558)	(1,210)
Transportation	19,789	14,435	4,952	314	88	44	(13)	(143)	—
Technology	19,054	12,436	6,076	522	20	—	—	(139)	—
Machinery and equipment manufacturing	18,548	10,174	8,057	308	9	8	—	(13)	—
Metals/mining	17,400	9,252	7,667	448	33	2	(1)	(480)	—
Business services	13,796	7,051	6,473	228	44	4	22	(42)	—
Media	13,599	7,886	4,803	531	379	—	(1)	(133)	—
Insurance	12,442	9,825	2,347	270	—	—	(2)	(134)	(757)
Building materials/construction	12,310	5,309	6,032	965	4	17	—	(114)	—
Telecom services	12,056	7,372	4,055	623	6	3	1	(244)	(1)
Chemicals/plastics	11,111	6,808	4,137	150	16	1	2	(55)	(65)
Automotive	10,819	5,957	4,730	131	1	2	—	(638)	—
Agriculture/paper manufacturing	7,870	5,064	2,700	106	—	35	—	—	—
Aerospace	6,355	5,137	1,184	33	1	—	—	(155)	—
Securities firms and exchanges	6,205	4,441	1,646	116	2	1	—	(222)	(280)
Leisure	5,767	3,207	1,654	575	331	4	(13)	(58)	(26)
All other	193,241	173,539	18,642	709	351	1,152	9	(9,853)	(977)
Subtotal	$800,096	$613,416	$169,800	$14,349	$2,531	$1,560	$(20)	$(30,204)	$(13,999)
Loans held-for-sale and loans at fair value	4,755
Receivables from customers and other	18,837
Total	$823,688

						30 days or more past due and accruing loans	Full year net charge-offs/ (recoveries)	Credit Portfolio Management derivatives notional, net(e)	Liquid securities and other cash collateral held against derivative receivables

			Noninvestment-grade(d)(f)
	Credit exposure(c)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
As of or for the year ended December 31, 2011 (in millions)
Top 25 industries(a)
Banks and finance companies	$71,440	$59,115	$11,744	$555	$26	$20	$(211)	$(3,053)	$(9,585)
Real estate	67,594	40,921	19,947	5,732	994	411	256	(97)	(359)
Healthcare	42,247	35,146	6,816	228	57	166	—	(304)	(320)
Oil and gas	35,437	24,957	10,178	274	28	3	—	(119)	(88)
State and municipal governments(b)	41,930	40,565	1,122	113	130	23	—	(185)	(147)
Consumer products	29,637	19,728	9,040	832	37	3	13	(272)	(50)
Asset managers	33,465	28,834	4,201	429	1	24	—	—	(4,807)
Utilities	28,650	23,557	4,412	174	507	—	76	(105)	(359)
Retail and consumer services	22,891	14,567	7,446	778	100	15	1	(96)	(1)
Central governments	17,138	16,524	488	126	—	—	—	(9,796)	(813)
Transportation	16,305	12,061	3,930	256	58	6	17	(178)	—
Technology	17,898	12,494	4,985	417	2	—	4	(191)	—
Machinery and equipment manufacturing	16,498	9,014	7,236	238	10	1	(1)	(19)	—
Metals/mining	15,254	8,716	6,339	198	1	6	(19)	(423)	—
Business services	12,408	7,093	5,012	264	39	17	22	(20)	(2)
Media	11,909	6,853	3,729	866	461	1	18	(188)	—
Insurance	13,092	9,425	2,852	802	13	—	—	(552)	(454)
Building materials/construction	11,770	5,175	5,335	1,256	4	6	(4)	(213)	—
Telecom services	11,552	8,502	2,493	546	11	2	5	(390)	—
Chemicals/plastics	11,728	7,867	3,700	146	15	—	—	(95)	(20)
Automotive	9,910	5,699	4,123	88	—	9	(11)	(819)	—
Agriculture/paper manufacturing	7,594	4,888	2,540	166	—	9	—	—	—
Aerospace	8,560	7,646	845	69	—	7	—	(208)	—
Securities firms and exchanges	12,394	10,799	1,571	23	1	10	73	(395)	(3,738)
Leisure	5,650	3,051	1,680	530	389	1	1	(81)	(26)
All other	180,660	161,546	16,785	1,653	676	1,099	200	(8,441)	(1,038)
Subtotal	$753,611	$584,743	$148,549	$16,759	$3,560	$1,839	$440	$(26,240)	$(21,807)
Loans held-for-sale and loans at fair value	4,621
Receivables from customers and other	17,461
Total	$775,693

(a)
The industry rankings presented in the table as of December 31, 2011, are based on the industry rankings of the corresponding exposures at September 30, 2012, not actual rankings of such exposures at December 31, 2011.

(b)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at September 30, 2012, and December 31, 2011, noted above, the Firm held $17.7 billion and $16.7 billion, respectively, of trading securities and $22.4 billion and $16.5 billion, respectively, of AFS securities issued by U.S. state and municipal governments. For further information, see Note 3 and Note 11 on pages 119–133 and 148–153, respectively, of this Form 10-Q.

(c)
Credit exposure is net of risk participations and excludes the benefit of “Credit Portfolio Management derivatives notional, net” held against derivative receivables or loans and “Liquid securities and other cash collateral held against derivative receivables”.

(d)
As of September 30, 2012, exposures deemed criticized correspond to special mention, substandard and doubtful categories as defined by bank regulatory agencies. Prior periods have been reclassified to conform with the current presentation.

(e)
Represents the net notional amounts of protection purchased and sold through credit derivatives to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. The All other category includes purchased credit protection on certain credit indices. Credit Portfolio Management derivatives excludes the synthetic credit portfolio.

(f)
Prior to the first quarter of 2012, reported amounts had only included defaulted derivatives; effective in the first quarter of 2012, reported amounts in all periods include both defaulted derivatives as well as derivatives that have been risk rated as nonperforming.

The following table presents the geographic distribution of wholesale credit exposure including nonperforming assets and past due loans as of September 30, 2012, and December 31, 2011. The geographic distribution of the wholesale portfolio is determined based predominantly on the domicile (legal residence) of the borrower. For further information on Country Risk Management, see pages 103–105 of this Form 10-Q.

	Credit exposure				Nonperforming				Assets acquired in loan satisfactions	30 days or more past due and accruing loans
September 30, 2012 (in millions)	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives	Lending-related commitments	Total non- performing credit exposure
Europe/Middle East/Africa	$37,480	$69,612	$37,247	$144,339	$21	$5	$11	$37	$10	$119
Asia/Pacific	30,596	21,874	8,728	61,198	14	8	—	22	—	1
Latin America/Caribbean	28,641	25,399	4,493	58,533	59	10	4	73	—	355
Other North America	2,598	9,085	1,953	13,636	1	—	—	1	—	7
Total non-U.S.	99,315	125,970	52,421	277,706	95	23	15	133	10	482
Total U.S.	198,261	296,587	27,542	522,390	1,568	259	571	2,398	114	1,078
Loans held-for-sale and loans at fair value	4,755	—	—	4,755	246	NA	—	246	NA	—
Receivables from customers and other	—	—	—	18,837	—	NA	NA	—	NA	—
Total	$302,331	$422,557	$79,963	$823,688	$1,909	$282	$586	$2,777	$124	$1,560

	Credit exposure				Nonperforming				Assets acquired in loan satisfactions	30 days or more past due and accruing loans
December 31, 2011 (in millions)	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives(b)	Lending-related commitments	Total non- performing credit exposure
Europe/Middle East/Africa	$36,637	$60,681	$43,204	$140,522	$44	$14	$25	$83	$—	$68
Asia/Pacific	31,119	17,194	10,943	59,256	1	42	—	43	—	6
Latin America/Caribbean	25,141	20,859	5,316	51,316	386	—	15	401	3	222
Other North America	2,267	6,680	1,488	10,435	3	—	1	4	—	—
Total non-U.S.	95,164	105,414	60,951	261,529	434	56	41	531	3	296
Total U.S.	183,231	277,325	31,526	492,082	1,964	241	824	3,029	176	1,543
Loans held-for-sale and loans at fair value	4,621	—	—	4,621	183	NA	—	183	NA	—
Receivables from customers and other	—	—	—	17,461	—	NA	NA	—	NA	—
Total	$283,016	$382,739	$92,477	$775,693	$2,581	$297	$865	$3,743	$179	$1,839

(a)
At September 30, 2012, and December 31, 2011, the Firm held an allowance for loan losses of $370 million and $496 million, respectively, related to nonaccrual retained loans resulting in allowance coverage ratios of 22% and 21%, respectively. Wholesale nonaccrual loans represented 0.63% and 0.91% of total wholesale loans at September 30, 2012, and December 31, 2011, respectively.

(b)
Prior to the first quarter of 2012, reported amounts had only included defaulted derivatives; effective in the first quarter of 2012, reported amounts in all periods include both defaulted derivatives as well as derivatives that have been risk rated as nonperforming.

Loans
In the normal course of business, the Firm provides loans to a variety of wholesale customers, from large corporate and institutional clients to high-net-worth individuals. For further discussion on loans, including information on credit quality indicators, see Note 13 on pages 154–175 of this Form 10-Q.
The Firm actively manages wholesale credit exposure. One way of managing credit risk is through sales of loans and lending-related commitments. During the nine months ended September 30, 2012 and 2011, the Firm sold $2.8 billion and $6.3 billion, respectively, of loans and commitments. These sale activities are not related to the Firm’s securitization activities. For further discussion of securitization activity, see Liquidity Risk Management and Note 15 on pages 66–72 and 177–184, respectively, of this Form 10-Q.
The following table presents the change in the nonaccrual loan portfolio for the nine months ended September 30, 2012 and 2011. Nonaccrual wholesale loans decreased by $672 million from December 31, 2011, primarily reflecting repayments.

Wholesale nonaccrual loan activity
Nine months ended September 30, (in millions)	2012	2011
Beginning balance	$2,581	$6,006
Additions	1,359	1,706
Reductions:
Paydowns and other	1,303	2,412
Gross charge-offs	209	477
Returned to accrual status	171	641
Sales	348	995
Total reductions	2,031	4,525
Net additions/(reductions)	(672)	(2,819)
Ending balance	$1,909	$3,187
The following table presents net charge-offs, which are defined as gross charge-offs less recoveries, for the three and nine months ended September 30, 2012 and 2011. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs
(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Loans - reported
Average loans retained	$297,369	$250,145	$289,055	$238,153
Net charge-offs /(recoveries)	(34)	(151)	(20)	94
Net charge-off /(recovery) rate	(0.05)%	(0.24)%	(0.01)%	0.05%
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
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $221.8 billion and $206.5 billion as of September 30, 2012, and December 31, 2011, respectively.

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
The following tables summarize the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	Derivative receivables
	Sep 30, 2012	Dec 31, 2011
Interest rate	$42,727	$46,369
Credit derivatives	3,384	6,684
Foreign exchange	11,751	17,890
Equity	9,618	6,793
Commodity	12,483	14,741
Total, net of cash collateral	79,963	92,477
Liquid securities and other cash collateral held against derivative receivables	(13,999)	(21,807)
Total, net of all collateral	$65,964	$70,670
Derivative receivables reported on the Consolidated Balance Sheets were $80.0 billion and $92.5 billion at September 30, 2012, and December 31, 2011, respectively. These amounts represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements, cash collateral held by the Firm and the CVA. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other G7 government bonds) and other cash collateral held by the Firm of $14.0 billion and $21.8 billion at September 30, 2012, and December 31, 2011, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor, as shown in the table above.
In addition to the collateral described in the preceding paragraph the Firm also holds additional collateral (including cash, U.S. government and agency securities, and other G7 government bonds) delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Though this collateral does not reduce the balances and is not included in the table above, it is available as security against potential exposure that could arise should the fair value of the client’s derivative transactions move in the Firm’s favor. As of September 30, 2012, and December 31, 2011, the Firm held $20.4 billion and $17.6 billion, respectively, of this additional collateral. The derivative receivables fair value, net of all collateral, also do not include other credit enhancements, such as letters of credit. For additional information on the Firm’s use of collateral agreements, see Note 5 on pages 136–144 of this Form 10-Q.

The following table summarizes the ratings profile, of the derivative counterparty, of the Firm’s derivative receivables, including credit derivatives, net of other liquid securities collateral, for the dates indicated.

Ratings profile of derivative receivables
Rating equivalent	September 30, 2012		December 31, 2011
(in millions, except ratios)	Exposure net of all collateral	% of exposure net of all collateral	Exposure net of all collateral	% of exposure net of all collateral
AAA/Aaa to AA-/Aa3	$24,252	37%	$25,100	35%
A+/A1 to A-/A3	12,369	19	22,942	32
BBB+/Baa1 to BBB-/Baa3	16,658	25	9,595	14
BB+/Ba1 to B-/B3	11,178	17	10,545	15
CCC+/Caa1 and below	1,507	2	2,488	4
Total	$65,964	100%	$70,670	100%
As noted above, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s derivatives transactions subject to collateral agreements – excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity – was 88% as of September 30, 2012, unchanged compared with December 31, 2011.

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

For a more detailed description of credit derivatives, see Credit derivatives in Note 5 on pages 143–144 of this Form 10-Q; and on pages 143–144 and Note 6 on pages 209–210 of JPMorgan Chase’s 2011 Annual Report.
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
In addition, the Firm uses credit derivatives as an end-user to manage other exposures, including credit risk arising from certain AFS securities and from certain securities held in the Firm’s market making businesses. These credit derivatives, as well as the synthetic credit portfolio, are not included in Credit Portfolio Management activities; for further information on these credit derivatives as well as credit derivatives used in the Firm’s capacity as a market maker in credit derivatives, see Credit derivatives in Note 5 on pages 143–144 of this Form 10-Q.
Credit Portfolio Management activities

Credit Portfolio Management derivatives
	Notional amount of protection purchased and sold (a)
(in millions)	Sep 30, 2012	Dec 31, 2011
Credit derivatives used to manage:
Loans and lending-related commitments	$2,637	$3,488
Derivative receivables	27,662	22,883
Total net protection purchased	30,299	26,371
Total net protection sold	95	131
Credit Portfolio Management derivatives notional, net	$30,204	$26,240

(a)	Amounts are presented net, considering the Firm's net protection purchased or sold with respect to each underlying reference entity or index.

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

Net gains and losses on Credit Portfolio Management derivatives
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Hedges of loans and lending-related commitments	$(39)	$104	$(123)	$29
CVA and hedges of CVA	43	(691)	138	(828)
Net gains/(losses)	$4	$(587)	$15	$(799)

CONSUMER CREDIT PORTFOLIO
JPMorgan Chase’s consumer portfolio consists primarily of residential real estate loans, credit card loans, auto loans, business banking loans, and student loans. The Firm’s primary focus is on serving the prime segment of the consumer credit market. For further information on consumer loans, see Note 13 on pages 154–175 of this Form 10-Q.
A substantial portion of the consumer loans acquired in the Washington Mutual transaction were identified as PCI based on an analysis of high-risk characteristics, including product type, loan-to-value (“LTV”) ratios, FICO scores and delinquency status. These PCI loans are accounted for on a pool basis, and the pools are considered to be performing. For further information on PCI loans see Note 13 on pages 154–175 of this Form 10-Q.
Credit performance of the consumer portfolio improved as the economy continued to slowly expand during the nine months ended September 30, 2012, resulting in a reduction in estimated future losses, particularly in the residential real estate and credit card portfolios. However, high unemployment relative to the historical norm and weak housing prices continue to negatively impact the number of residential real estate loans being charged off and the severity of loss recognized on defaulted residential real estate loans. Early-stage residential real estate delinquencies (30–89 days delinquent), excluding government guaranteed loans, declined during the first half of the year, but increased during the third quarter primarily due to seasonal impacts. Late-stage delinquencies (150+ days delinquent) continued to decline but remain elevated. The elevated level of the late-stage delinquent loans is due, in part, to loss mitigation activities currently being undertaken and to elongated foreclosure processing timelines. Losses related to these loans continue to be recognized in accordance with the Firm’s standard charge-off practices, but some delinquent loans that would otherwise have been foreclosed upon remain in the mortgage and home equity loan portfolios. In addition to these elevated levels of delinquencies, high unemployment and weak housing prices, uncertainties regarding the ultimate success of loan modifications, and the risk attributes of certain loans within the portfolio (e.g., loans with high LTV ratios, junior lien loans that are subordinate to a delinquent or modified senior lien) continue to contribute to uncertainty regarding overall residential real estate portfolio performance and have been considered in estimating the allowance for loan losses.

The following table presents managed consumer credit-related information (including RFS, Card, and residential real estate loans reported in the AM business segment and in Corporate/Private Equity) for the dates indicated. For further information about the Firm’s nonaccrual and charge-off accounting policies, see Note 13 on pages 154–175 of this Form 10-Q.

Consumer credit portfolio					Three months ended September 30,				Nine months ended September 30,
(in millions, except ratios)	Credit exposure		Nonaccrual loans(f)(g)(h)		Net charge-offs(i)		Average annual net charge-off rate(i)(j)		Net charge-offs(i)		Average annual net charge-off rate(i)(j)
	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	2012	2011	2012	2011	2012	2011	2012	2011
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Home equity – senior lien	$19,990	$21,765	$973	$495	$135	$67	2.61%	1.17%	$246	$206	1.55%	1.17%
Home equity – junior lien	49,696	56,035	2,281	792	985	514	7.67	3.46	1,882	1,687	4.76	3.72
Prime mortgage, including option ARMs	75,636	76,196	3,570	3,462	148	182	0.78	0.97	400	552	0.70	0.99
Subprime mortgage	8,552	9,664	1,868	1,781	152	141	6.89	5.43	394	483	5.77	6.04
Auto(a)	48,920	47,426	172	118	90	42	0.74	0.36	144	108	0.40	0.31
Business banking	18,568	17,652	521	694	107	126	2.33	2.91	301	362	2.24	2.85
Student and other	12,521	14,143	75	69	71	87	2.22	2.36	241	303	2.39	2.72
Total loans, excluding PCI loans and loans held-for-sale	233,883	242,881	9,460	7,411	1,688	1,159	2.85	1.88	3,608	3,701	2.02	1.99
Loans – PCI(b)
Home equity	21,432	22,697	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Prime mortgage	14,038	15,180	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Subprime mortgage	4,702	4,976	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Option ARMs	21,024	22,693	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – PCI	61,196	65,546	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – retained	295,079	308,427	9,460	7,411	1,688	1,159	2.26	1.47	3,608	3,701	1.59	1.56
Loans held-for-sale	—	—	—	—	—	—	—	—	—	—	—	—
Total consumer, excluding credit card loans	295,079	308,427	9,460	7,411	1,688	1,159	2.26	1.47	3,608	3,701	1.59	1.56
Lending-related commitments
Home equity – senior lien(c)	15,565	16,542
Home equity – junior lien(c)	22,946	26,408
Prime mortgage	4,040	1,500
Subprime mortgage	—	—
Auto	7,438	6,694
Business banking	11,383	10,299
Student and other	811	864
Total lending-related commitments	62,183	62,307
Receivables from customers(d)	109	100
Total consumer exposure, excluding credit card	357,371	370,834
Credit card
Loans retained(e)	124,431	132,175	1	1	1,116	1,499	3.57	4.70	3,847	5,535	4.11	5.83
Loans held-for-sale	106	102	—	—	—	—	—	—	—	—	—	—
Total credit card loans	124,537	132,277	1	1	1,116	1,499	3.57	4.70	3,847	5,535	4.11	5.83
Lending-related commitments(c)	534,333	530,616
Total credit card exposure	658,870	662,893
Total consumer credit portfolio	$1,016,241	$1,033,727	$9,461	$7,412	$2,804	$2,658	2.65%	2.40%	$7,455	$9,236	2.33%	2.78%
Memo: Total consumer credit portfolio, excluding PCI	$955,045	$968,181	$9,461	$7,412	$2,804	$2,658	3.10%	2.84%	$7,455	$9,236	2.74%	3.29%

(a)	At September 30, 2012, and December 31, 2011, excluded operating lease-related assets of $4.6 billion and $4.4 billion, respectively.

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

(f)
At September 30, 2012, and December 31, 2011, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $11.0 billion and $11.5 billion, respectively, that are 90 or more days past due; and (2) student loans insured by U.S. government agencies under the FFELP of $536 million and $551 million, respectively, that are 90 or more days past due. These amounts were excluded from nonaccrual loans as reimbursement of insured amounts are proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

(g)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(h)
At September 30, 2012, included $1.7 billion of Chapter 7 loans as well as $1.3 billion of performing junior liens that are subordinate to senior liens that are 90 days or more past due. See Consumer Credit Portfolio on pages 82–92 of this Form 10-Q for further details.

(i)
Charge-offs and net charge-off rates for the three and nine months ended September 30, 2012, included incremental net charge-offs of Chapter 7 loans of $93 million for senior lien home equity, $625 million for junior lien home equity, $46 million for prime mortgage, including option ARMs, $61 million for subprime mortgage and $55 million for auto loans. Net charge-off rates for the for the three months ended September 30, 2012, excluding these incremental net charge-offs would have been 0.81%, 2.80%, 0.53%, 4.13% and 0.29% for the senior lien home equity, junior lien home equity, prime mortgage, including option ARMs, subprime mortgages and auto loans, respectively. See Consumer Credit Portfolio on pages 82–92 of this Form 10-Q for further details.

(j)
Average consumer loans held-for-sale were $109 million for the three months ended September 30, 2012 and 2011, and $570 million and $1.2 billion, respectively, for the nine months ended September 30, 2012 and 2011. These amounts were excluded when calculating net charge-off rates.

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances declined during the nine months ended September 30, 2012, due to paydowns, portfolio run-off and charge-offs. Credit performance has improved across most portfolios but charge-offs and delinquent loans remain above normal levels.
At September 30, 2012, the Firm reported, in accordance with regulatory guidance, $1.7 billion of residential real estate and auto loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. Pursuant to that guidance, these Chapter 7 loans were charged off to the net realizable value of the collateral, resulting in an incremental $880 million of charge-offs for the three and nine months ended September 30, 2012. The Firm expects to recover a significant amount of these losses over time as principal payments are received. Prior to September 30, 2012, the Firm’s policy was to charge down to net realizable value loans to borrowers who had filed for bankruptcy when such loans became 60 days past due, and reported such loans as nonaccrual at that time. However, the Firm did not previously report loans discharged under Chapter 7 bankruptcy as TDRs unless otherwise modified under one of the Firm’s loss mitigation programs. Prior periods have not been restated for this policy change. For more information regarding the impact of these changes to nonaccrual loans and net charge-offs, see the Nonaccrual loans section on page 89 of this Form 10-Q and the Consumer Credit Portfolio table on pages 82–92 of this Form 10-Q.
The following discussion relates to the specific loan
and lending-related categories. PCI loans are generally excluded from individual loan product discussions and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, see Note 13 on pages 154–175 of this Form
10-Q.

Home equity: Home equity loans at September 30, 2012, were $69.7 billion, compared with $77.8 billion at December 31, 2011. The decrease in this portfolio primarily reflected loan paydowns and charge-offs. Early-stage delinquencies showed improvement from December 31, 2011, for both senior and junior lien home equity loans; however, net charge-offs for the three and nine months ended September 30, 2012, increased from the same periods in the prior year due to the incremental charge-offs of Chapter 7 loans. Senior lien and junior lien nonaccrual loans increased $820 million in the third quarter of 2012 due to the inclusion of Chapter 7 loans. Junior lien nonaccrual loans also increased from December 31, 2011, due to the addition of $1.3 billion of performing junior liens that are subordinate to senior liens that are 90 days or more past due based upon regulatory guidance issued during the first quarter of 2012.
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
The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are experiencing financial difficulty or when the collateral does not support the loan amount. Because the majority of the HELOCs were funded in 2005 or later, a fully-amortizing payment is not required until 2015 or later for the most significant portion of the HELOC portfolio. The Firm regularly evaluates both the near-term and longer-term repricing and recast risks inherent in its HELOC portfolio to ensure that the allowance for credit losses and the Firm’s account management practices are appropriate given the portfolio risk profile.
At September 30, 2012, the Firm estimated that its home equity portfolio contained approximately $3.2 billion of current junior lien loans where the borrower has a first mortgage loan that is either delinquent or has been modified (“high-risk seconds”), compared with $3.7 billion at December 31, 2011. Such loans are considered to pose a higher risk of default than that of junior lien loans for which the senior lien is neither delinquent nor modified. The Firm estimates the balance of its total exposure to high-risk seconds on a quarterly basis using internal data, loan level credit bureau data, which typically provides the delinquency status of the senior lien, as well as information from a database maintained by one of the bank regulatory agencies. The estimated balance of these high-risk seconds may vary from quarter to quarter for reasons such as the movement of related senior liens into and out of the 30+ day delinquency bucket.

Current high risk junior liens
(in billions)	September 30, 2012
Modified current senior lien	$1.1
Senior lien 30 – 89 days delinquent	0.9
Senior lien 90 days or more delinquent	1.2	(a)
Total current high risk junior liens	$3.2

(a)
Junior liens subordinate to senior liens that are 90 days or more past due are classified as nonaccrual loans. Excludes approximately $100 million of junior liens that are performing but not current, which were also placed on nonaccrual in accordance with the regulatory guidance.

Of this estimated $3.2 billion balance at September 30, 2012, the Firm owns approximately 5% and services approximately 25% of the related senior lien loans to these borrowers. The performance of the Firm’s junior lien loans is generally consistent regardless of whether the Firm owns, services or does not own or service the senior lien. The increased probability of default associated with these higher-risk junior lien loans was considered in estimating the allowance for loan losses.
Based upon regulatory guidance, the Firm began reporting performing junior liens that are subordinate to senior liens that are 90 days or more past due as nonaccrual loans in the first quarter of 2012. The prior year was not restated for this policy change. The classification of certain of these higher-risk junior lien loans as nonaccrual did not have an impact on the allowance for loan losses, because as noted above, the Firm has previously considered the risk characteristics of this portfolio in estimating its allowance for loan losses. This policy change had a minimal impact on the Firm’s net interest income during the three and nine months ended September 30, 2012, because predominantly all of the reclassified loans are currently making payments.

Mortgage: Mortgage loans at September 30, 2012, including prime, subprime and loans held-for-sale, were $84.2 billion, compared with $85.9 billion at December 31, 2011. Balances declined slightly as paydowns, portfolio run-off and the charge-off or liquidation of delinquent loans were largely offset by new prime mortgage originations. Net charge-offs decreased from the same period of the prior year, as a result of improvement in delinquencies, but remained elevated.
Prime mortgages, including option adjustable-rate mortgages (“ARMs”), were $75.6 billion at September 30, 2012, compared with $76.2 billion at December 31, 2011. These loans decreased slightly as charge-off or liquidation of delinquent loans, paydowns, and portfolio run-off of option ARM loans were largely offset by prime mortgage originations and government insured loans that the Firm repurchased. Excluding loans insured by U.S. government agencies, both early-stage and late-stage delinquencies showed improvement during the nine months ended September 30, 2012, but early-stage delinquent loans increased during the quarter due in part to seasonal factors. Nonaccrual loans increased due to the inclusion of Chapter 7 loans. Nonaccrual loans remained elevated as a result of ongoing foreclosure processing delays. Net charge-offs declined year-over-year but remained high.
Option ARM loans, which are included in the prime mortgage portfolio, were $6.7 billion and $7.4 billion and represented 9% and 10% of the prime mortgage portfolio at September 30, 2012, and December 31, 2011, respectively. The decrease in option ARM loans resulted from portfolio run-off. As of September 30, 2012, approximately 6% of option ARM borrowers were delinquent, 3% were making interest-only or negatively amortizing payments, and 91% were making amortizing payments (such payments are not necessarily fully amortizing). Approximately 84% of borrowers within the portfolio are subject to risk of payment shock due to future payment recast, as only a limited number of these loans have been modified. The cumulative amount of unpaid interest added to the unpaid principal balance due to negative amortization of option ARMs was not material at either September 30, 2012, or December 31, 2011. The Firm estimates the following balances of option ARM loans will undergo a payment recast that results in a payment increase: $59 million in 2012, $547 million in 2013 and $868 million in 2014. The Firm’s option ARM loans, other than those held in the PCI portfolio, are primarily loans with lower LTV ratios and higher borrower FICO scores. Accordingly, the Firm expects substantially lower losses on this portfolio when compared with the PCI option ARM pool. The option ARM portfolio was acquired by the Firm as part of the Washington Mutual transaction.
Subprime mortgages at September 30, 2012, were $8.6 billion, compared with $9.7 billion at December 31, 2011. The decrease was due to portfolio run-off and the charge-off or liquidation of delinquent loans. Both early-stage and late-stage delinquencies have improved from December 31, 2011, but remain at elevated levels. Early-stage delinquencies increased during the quarter due in part to seasonal factors, and nonaccrual loans and net charge-offs increased due to the inclusion of Chapter 7 loans.
Auto: Auto loans at September 30, 2012, were $48.9 billion, compared with $47.4 billion at December 31, 2011. Loan balances increased due to new originations partially offset by paydowns and payoffs. Delinquent loans were relatively flat compared to December 31, 2011, while nonaccrual loans increased due to the inclusion of Chapter 7 loans. Net charge-offs also increased for the three months and nine months ended September 30, 2012, compared with the same periods in the prior year as a result of incremental charge-offs of the Chapter 7 loans. Excluding the incremental net charge-offs of the Chapter 7 loans, net charge-offs remain low as a result of favorable trends in both loss frequency and loss severity, mainly due to enhanced underwriting standards and a strong used car market. The auto loan portfolio reflected a high concentration of prime-quality credits.
Business banking: Business banking loans at September 30, 2012, were $18.6 billion, compared with $17.7 billion at December 31, 2011. The increase was due to growth in new loan origination volumes. These loans primarily include loans that are collateralized, often with personal loan guarantees, and may also include Small Business Administration guarantees. Delinquent loans and nonaccrual loans showed improvement from December 31, 2011. Net charge-offs declined for the three months and nine months ended September 30, 2012, compared with the same periods in the prior year.
Student and other: Student and other loans at September 30, 2012, were $12.5 billion, compared with $14.1 billion at December 31, 2011. The decrease was primarily due to paydowns and charge-offs of student loans. Other loans primarily include other secured and unsecured consumer loans. Nonaccrual loans increased slightly from December 31, 2011 while charge-offs decreased for the three months and nine months ended September 30, 2012, compared with the same periods in the prior year.
Purchased credit-impaired loans: PCI loans at September 30, 2012, were $61.2 billion, compared with $65.5 billion at December 31, 2011. This portfolio represents loans acquired in the Washington Mutual transaction, which were recorded at fair value at the time of acquisition.
During the nine months ended September 30, 2012, no additional impairment was recognized in connection with the Firm’s review of the PCI portfolios’ expected cash flows. At both September 30, 2012, and December 31, 2011, the allowance for loan losses for the home equity, prime mortgage, option ARM and subprime mortgage PCI portfolios was $1.9 billion, $1.9 billion, $1.5 billion and $380 million, respectively.

As of September 30, 2012, approximately 28% of the option ARM PCI loans were delinquent and 47% have been modified into fixed-rate, fully amortizing loans. Substantially all of the remaining loans are making amortizing payments, although such payments are not necessarily fully amortizing; in addition, substantially all of these loans are subject to the risk of payment shock due to future payment recast. The cumulative amount of unpaid interest added to the unpaid principal balance of the option ARM PCI pool was $915 million and $1.1 billion at September 30, 2012, and December 31, 2011, respectively. The Firm estimates the following balances of option ARM PCI loans will undergo a payment recast that results in a payment increase: $874 million in 2012 and $309 million in 2013 and $459 million in 2014.
The following table provides a summary of lifetime principal loss estimates included in both the nonaccretable difference and the allowance for loan losses. Lifetime principal loss estimates were relatively unchanged from December 31, 2011, to September 30, 2012. Principal charge-offs will not be recorded on these pools until the nonaccretable difference has been fully depleted.

Summary of lifetime principal loss estimates
	Lifetime loss estimates(a)		LTD liquidation losses(b)
(in billions)	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Home equity	$14.9	$14.9	$11.3	$10.4
Prime mortgage	4.3	4.6	2.8	2.3
Subprime mortgage	3.6	3.8	2.1	1.7
Option ARMs	11.4	11.5	7.8	6.6
Total	$34.2	$34.8	$24.0	$21.0

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses only plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses only was $6.4 billion and $9.4 billion at September 30, 2012, and December 31, 2011, respectively.

(b)	Life-to-date (“LTD”) liquidation losses represent realization of loss upon loan resolution.
Geographic composition and current estimated LTVs of residential real estate loans: At both September 30, 2012, and December 31, 2011, California had the greatest concentration of residential real estate loans with 24% of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans. Of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans, $75.0 billion, or 54%, were concentrated in California, New York, Arizona, Florida and Michigan at September 30, 2012, compared with $79.5 billion, or 54%, at December 31, 2011. The unpaid principal balance of PCI loans concentrated in these five states represented 72% of total PCI loans at both September 30, 2012, and December 31, 2011.

The current estimated average LTV ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 82% at September 30, 2012, compared with 83% at December 31, 2011. Excluding mortgage loans insured by U.S. government agencies and PCI loans, 21% of the retained portfolio had a current estimated LTV ratio greater than 100%, and 9% of the retained portfolio had a current estimated LTV ratio greater than 125% at September 30, 2012, compared with 24% and 10%, respectively, at December 31, 2011. The decline in home prices since 2007 has had a significant impact on the collateral values underlying the Firm’s residential real estate loan portfolio. In general, the delinquency rate for loans with high LTV ratios is greater than the delinquency rate for loans in which the borrower has equity in the collateral. While a large portion of the loans with current estimated LTV ratios greater than 100% continue to pay and are current, the continued willingness and ability of these borrowers to pay remains uncertain.

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

LTV ratios and ratios of carrying values to current estimated collateral values – PCI loans
	September 30, 2012					December 31, 2011
(in millions, except ratios)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)
Home equity	$23,005	113%	(b)	$19,524	96%	$25,064	117%	(b)	$20,789	97%
Prime mortgage	14,351	105		12,109	89	16,060	110		13,251	91
Subprime mortgage	6,496	109		4,322	73	7,229	115		4,596	73
Option ARMs	23,372	103		19,530	86	26,139	109		21,199	89

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

(c)
Net carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition and is also net of the allowance for loan losses of $1.9 billion for home equity, $1.9 billion for prime mortgage, $1.5 billion for option ARMs, and $380 million for subprime mortgage at both September 30, 2012, and December 31, 2011.

The current estimated average LTV ratios were 112% and 125% for California and Florida PCI loans, respectively, at September 30, 2012, compared with 117% and 140%, respectively, at December 31, 2011. Pressure on housing prices in California and Florida have contributed negatively to both the current estimated average LTV ratio and the ratio of net carrying value to current estimated collateral value for loans in the PCI portfolio. Of the PCI portfolio, 57% had a current estimated LTV ratio greater than 100%, and 26% had a current LTV ratio of greater than 125% at September 30, 2012, compared with 62% and 31%, respectively, at December 31, 2011.
While the current estimated collateral value is greater than the net carrying value of PCI loans, the ultimate performance of this portfolio is highly dependent on borrowers’ behavior and ongoing ability and willingness to continue to make payments on homes with negative equity, as well as on the cost of alternative housing. For further information on the geographic composition and current estimated LTVs of residential real estate – non-PCI and PCI loans, see Note 13 on pages 154–175 of this Form 10-Q.
Loan modification activities – residential real estate loans
For both the Firm’s on–balance sheet loans and loans serviced for others, nearly 1.4 million mortgage modifications have been offered to borrowers and approximately 592,000 have been approved since the beginning of 2009. Of these, more than 578,000 have achieved permanent modification as of September 30, 2012. Of the remaining modifications offered, 17% are in a trial period or still being reviewed for a modification, while 83% have dropped out of the modification program or otherwise were not eligible for final modification.
The Firm is participating in the U.S. Treasury’s Making Home Affordable (“MHA”) programs and is continuing to expand its other loss-mitigation efforts for financially distressed borrowers who do not qualify for the U.S. Treasury’s programs. The MHA programs include the Home Affordable Modification Program (“HAMP”) and the Second Lien Modification Program (“2MP”). The Firm’s other loss-

mitigation programs for troubled borrowers who do not qualify for HAMP include the traditional modification programs offered by the GSEs and other governmental agencies, as well as the Firm’s proprietary modification programs, which include concessions similar to those offered under HAMP and 2MP but with expanded eligibility criteria. In addition, the Firm has offered specific targeted modification programs to higher risk borrowers, many of whom were current on their mortgages prior to modification. For further information about how loans are modified, see Note 13, Loan modifications, on pages 165–169 of this Form 10-Q.
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
The performance of modified loans generally differs by product type and also on whether the underlying loan is in the PCI portfolio, due both to differences in credit quality and in the types of modifications provided. Performance metrics for modifications to the residential real estate portfolio, excluding PCI loans, that have been seasoned more than six months show weighted average redefault rates of 22% for senior lien home equity, 17% for junior lien home equity, 15% for prime mortgages including option ARMs, and 27% for subprime mortgages. The cumulative performance metrics for modifications to the PCI residential real estate portfolio seasoned more than six months show weighted average redefault rates of 17% for home equity, 17% for prime mortgages, 12% for option ARMs and 29% for subprime mortgages. The favorable performance of the option ARM modifications is the result of a targeted proactive program which fixes the borrower’s payment at the current level. The cumulative redefault rates reflect the performance of modifications completed under both HAMP and the Firm’s proprietary modification programs from October 1, 2009, through September 30, 2012.

The following table presents information as of September 30, 2012, and December 31, 2011, relating to modified on–balance sheet residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. Modifications of PCI loans continue to be accounted for and reported as PCI loans, and the impact of the modification is incorporated into the Firm’s quarterly assessment of estimated future cash flows. Modifications of consumer loans other than PCI loans are generally accounted for and reported as troubled debt restructurings (“TDRs”). For further information on
TDRs for the three and nine months ended September 30, 2012 and 2011, see Note 13 on pages 154–175 of this Form 10-Q.

Modified residential real estate loans
	September 30, 2012		December 31, 2011
(in millions)	On–balance sheet loans	Nonaccrual on–balance sheet loans(e)	On–balance sheet loans	Nonaccrual on–balance sheet loans(e)
Modified residential real estate loans – excluding PCI loans(a)(b)(c)
Home equity – senior lien	$1,123	$656	$335	$77
Home equity – junior lien	1,160	563	657	159
Prime mortgage, including option ARMs	7,050	1,838	4,877	922
Subprime mortgage	3,824	1,300	3,219	832
Total modified residential real estate loans – excluding PCI loans	$13,157	$4,357	$9,088	$1,990
Modified PCI loans(d)
Home equity	$2,310	NA	$1,044	NA
Prime mortgage	7,226	NA	5,418	NA
Subprime mortgage	4,444	NA	3,982	NA
Option ARMs	14,157	NA	13,568	NA
Total modified PCI loans	$28,137	NA	$24,012	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At September 30, 2012, and December 31, 2011, $7.1 billion and $4.3 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 15 on pages 177–184 of this Form 10-Q.

(c)
At September 30, 2012, included $1.7 billion of Chapter 7 loans, consisting of $507 million of senior lien home equity loans, $398 million of junior lien home equity loans, $493 million of prime, including option ARMs, and $254 million of subprime mortgages. Certain of these individual loans were previously reported as nonaccrual loans (e.g. based upon the delinquency status of the loan). See Consumer Credit Portfolio on pages 82–92 of this Form 10-Q for further details.

(d)	Amounts represent the unpaid principal balance of modified PCI loans.

(e)	Loans modified in a TDR that are on nonaccrual status may be returned to accrual status when repayment is reasonably assured and the borrower has made a minimum of six payments under the new terms. As of September 30, 2012, and December 31, 2011, nonaccrual loans included $2.7 billion and $886 million, respectively, of TDRs for which the borrowers had not yet made six payments under the modified terms and other TDRs placed on nonaccrual status under regulatory guidance.

Nonperforming assets
The following table presents information as of September 30, 2012, and December 31, 2011, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	Sep 30, 2012	Dec 31, 2011
Nonaccrual loans(b)
Home equity – senior lien	$973	$495
Home equity – junior lien	2,281	792
Prime mortgage, including option ARMs	3,570	3,462
Subprime mortgage	1,868	1,781
Auto	172	118
Business banking	521	694
Student and other	75	69
Total nonaccrual loans	9,460	7,411
Assets acquired in loan satisfactions
Real estate owned	664	802
Other	41	44
Total assets acquired in loan satisfactions	705	846
Total nonperforming assets	$10,165	$8,257

(a)
At September 30, 2012, and December 31, 2011, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $11.0 billion and $11.5 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $1.5 billion and $954 million, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $536 million and $551 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

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

Nonaccrual loans: Total consumer, excluding credit card, nonaccrual loans were $9.5 billion at September 30, 2012, compared with $7.4 billion at December 31, 2011.
Nonaccrual loans in the residential real estate portfolio totaled $8.7 billion at September 30, 2012, of which 44% were greater than 150 days past due; this compared with nonaccrual residential real estate loans of $6.5 billion at December 31, 2011, of which 69% were greater than 150 days past due. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 50% to estimated net realizable value of the collateral at both September 30, 2012, and December 31, 2011.
At September 30, 2012, consumer, excluding credit card,

nonaccrual loans included $1.7 billion of Chapter 7 loans, consisting of $480 million of senior lien home equity, $340 million of junior lien home equity, $481 million of prime mortgage, including option ARMs, $356 million of subprime mortgages and $65 million of auto loans. Approximately 97% of these Chapter 7 loans were current at September 30, 2012. Because the Chapter 7 loans are accounted for as collateral-dependent loans and reported at the net realizable value of the collateral, these loans did not require an additional allowance for loan losses. Certain of these individual loans have previously been reported as performing TDRs (e.g., those loans that have been previously modified under one of the Firm’s loss mitigation programs and that subsequently made at least six payments under the modified payment terms).
At September 30, 2012, nonaccrual loans in the residential real estate portfolio also included $1.3 billion of performing junior lien home equity loans that are subordinate to senior liens that are 90 days or more past due. For more information on the change in reporting of these junior liens, as well as information about how the Firm considers these loans in its allowance for loan losses, see the home equity portfolio analysis discussion on pages 84–85 of this Form 10-Q.
In addition to the combined impacts of the Chapter 7 loans and the performing junior lien home equity loans discussed above, elongated foreclosure processing timelines are expected to continue to result in elevated levels of nonaccrual loans in the residential real estate portfolios.
Modified loans have also contributed to the elevated level of nonaccrual loans, since the Firm’s policy requires modified loans that are on nonaccrual status to remain on nonaccrual status until payment is reasonably assured and the borrower has made a minimum of six payments under the modified terms. At September 30, 2012, and December 31, 2011, modified residential real estate loans of $4.4 billion and $2.0 billion, respectively, were classified as nonaccrual loans, of which $2.7 billion and $886 million, respectively, had yet to make six payments under their modified terms or were placed on nonaccrual status based on regulatory guidance; the remaining nonaccrual modified loans have redefaulted.
Real estate owned (“REO”): REO assets are managed for prompt sale and disposition at the best possible economic value. REO assets are those individual properties where the Firm gains ownership and possession at the completion of the foreclosure process. REO assets, excluding those insured by U.S. government agencies, decreased by $138 million from $802 million at December 31, 2011, to $664 million at September 30, 2012.
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
The Firm has a well-defined foreclosure prevention process when a borrower fails to pay on his or her loan. The Firm attempts to contact the borrower multiple times and in various ways in an effort to pursue home retention or other options other than foreclosure. In addition, if the Firm is unable to contact a borrower, the Firm completes various reviews of the borrower’s facts and circumstances before a foreclosure sale is completed. The delinquency period for the average borrower at the time of foreclosure over the last year has been approximately 24 months.
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
The purpose of the Refi Program is to allow eligible borrowers who are current on their Firm-owned mortgage loans to refinance those loans and take advantage of the current low interest rate environment. Borrowers who may be eligible for the Refi Program are those who are unable to refinance their mortgage loans under standard refinancing programs because they have no equity or, in many cases, negative equity in their homes. The initial interest rate on loans refinanced under the Refi Program will be lower than the borrower’s interest rate prior to the refinancing and will be capped at the greater of 100 basis points over Freddie Mac’s then-current Primary Mortgage Market Survey Rate or 5.25%. Under the Refi Program, the interest rate on each loan that is refinanced may be reduced either for the remaining life of the loan or for five years. The Firm has determined that it will reduce the interest rates on loans that it refinances under the Refi Program for the remaining lives of those loans. In substance, these refinancings are more similar to loan modifications than traditional refinancings. Substantially all of the refinancings originally expected to be performed under the Refi Program have been finalized as of September 30, 2012.
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
For further information on the global settlement, see Critical Accounting Estimates Used by the Firm on
pages 107–109, Note 2 on pages 117–118, Note 13 on
pages 154–175, and Note 23 on pages 196–206 of this Form 10-Q.
Consent Orders: During the second quarter of 2011, the Firm entered into Consent Orders (“Orders”) with banking regulators relating to its residential mortgage servicing, foreclosure and loss-mitigation activities. In the Orders, the regulators have mandated significant changes to the Firm’s servicing and default business and outlined requirements to implement these changes. During 2011, in accordance with the requirements of the Orders, the Firm submitted comprehensive action plans, the plans have been approved, and the Firm has commenced their implementation. The plans set forth the steps necessary to ensure the Firm’s residential mortgage servicing, foreclosure and loss-mitigation activities are conducted in accordance with the requirements of the Orders.
To date, the Firm has implemented a number of corrective actions, including the following:

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
Pursuant to the Orders, the Firm has retained an independent consultant to conduct a review of its residential foreclosure actions during the period from January 1, 2009, through December 31, 2010 (including foreclosure actions brought in respect of loans being serviced), and to remediate any errors or deficiencies identified by the independent consultant, including, if required, by reimbursing borrowers for any identified financial injury they may have incurred. The borrower outreach process was launched in the fourth quarter of 2011, and the independent consultant is conducting its review. For additional information, see Mortgage Foreclosure Investigations and Litigation in Note 23 on pages 203–204 of this Form 10-Q.
Credit Card
Total credit card loans were $124.5 billion at September 30, 2012, a decrease of $7.7 billion from December 31, 2011, due to seasonality and higher repayment rates.
For the retained credit card portfolio, the 30+ day delinquency rate decreased to 2.15% at September 30, 2012, from 2.81% at December 31, 2011. For the three months ended September 30, 2012 and 2011, the net charge-off rates were 3.57% and 4.70%, respectively. For the nine months ended September 30, 2012 and 2011, the net charge-off rates were 4.11% and 5.83% respectively.

The delinquency trend showed improvement from the prior year, but was relatively flat compared with the prior quarter. Charge-offs have improved as a result of lower delinquent loans. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification. The greatest geographic concentration of credit card retained loans is in California, which represented 13% of total retained loans at both September 30, 2012, and December 31, 2011. Loan concentration for the top five states of California, New York, Texas, Florida and Illinois consisted of $50.8 billion in receivables, or 41% of the retained loan portfolio, at September 30, 2012, compared with $53.6 billion, or 40%, at December 31, 2011.
Modifications of credit card loans
At September 30, 2012, and December 31, 2011, the Firm had $5.3 billion and $7.2 billion, respectively, of credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms because the cardholder did not comply with the modified payment terms. The decrease in modified credit card loans outstanding from December 31, 2011, was attributable to a reduction in new modifications as well as ongoing payments and charge-offs on previously modified credit card loans. In the second quarter of 2012, the Firm revised its policy for recognizing charge-offs on restructured loans that do not comply with their modified payment terms. These loans will now charge-off when they are 120 days past due rather than 180 days past due.
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
At September 30, 2012, and December 31, 2011, the Firm’s CRA loan portfolio was approximately $16 billion and $15 billion, respectively. At September 30, 2012, and December 31, 2011, 61% and 63%, respectively, of the

CRA portfolio were residential mortgage loans; 18% and 17%, respectively, were business banking loans; 13% and 14%, respectively, were commercial real estate loans; and 8%, and 6%, respectively, were other loans. CRA nonaccrual loans were 4% and 6%, respectively, of the Firm’s total nonaccrual loans. As a percentage of the Firm’s net charge-offs, net charge-offs in the CRA portfolio were 3% for both the three months ended September 30, 2012 and 2011, and 3% for both the nine months ended September 30, 2012 and 2011.

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
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm, and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of September 30, 2012, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb probable credit losses inherent in the portfolio).
The allowance for credit losses was $23.6 billion at September 30, 2012, a decrease of $4.7 billion from $28.3 billion at December 31, 2011.
The consumer, excluding credit card, allowance for loan losses decreased $3.3 billion from December 31, 2011, predominantly due to a reduction in the allowance for the non-PCI residential real estate portfolio, primarily related to the continuing trend of improving delinquencies, which resulted in a lower level of estimated losses based on the Firm’s statistical loss calculation. For the three-month period ended September 30, 2012, this decrease in the consumer, excluding credit card, allowance for loan losses included a $900 million reduction in the formula-based allowance for the non-PCI residential real estate portfolio, largely due to an ongoing trend of generally improving delinquencies that resulted in a lower level of estimated losses based on the Firm’s statistical loss calculation. Nonaccrual loans increased due to the inclusion of Chapter 7 loans at September 30, 2012, as well as due to the impact of performing junior lien home equity loans that are subordinate to senior loans that are 90 days or more past due that have been included as nonaccrual loans beginning in the first quarter of 2012. The nine-month period also included a $488 million reduction attributable to a refinement of the loss estimates associated with the Firm’s compliance with its obligations under the global settlement, which reflected changes in implementation strategies adopted in the second quarter of 2012. For additional information about delinquencies and nonaccrual loans in the consumer, excluding credit card, loan portfolio, see Consumer Credit Portfolio on pages 82–92 and Note 13 on pages 154–175 of this Form 10-Q.
The credit card allowance for loan losses decreased by $1.5 billion since December 31, 2011, and was materially unchanged from June 30, 2012. The decrease since December 31, 2011, included reductions in both the asset-specific allowance and the formula-based allowance. The reduction in the asset-specific allowance, which relates to loans restructured in TDRs, largely reflects the changing profile of the TDR portfolio. The volume of new TDRs, which have higher loss rates due to expected redefaults, continues to decrease, and the loss rate on existing TDRs also tends to decrease over time as previously restructured loans season and continue to perform. In addition, effective June 30, 2012, the Firm changed its policy for recognizing charge-offs on restructured loans that do not comply with their modified payment terms based upon guidance received from the banking regulators; this policy change resulted in an acceleration of charge-offs against the asset-specific allowance. For the nine-month period ended September 30, 2012, the reduction in the formula-based allowance was primarily driven by the continuing trend of improving delinquencies and bankruptcies, which resulted in a lower level of estimated losses based on the Firm’s statistical loss calculation, and by lower levels of credit card outstandings. For additional information about delinquencies in the credit card loan portfolio, see Consumer Credit Portfolio on pages 82–92 and Note 13 on pages 154–175 of this Form 10-Q.
The allowance for lending-related commitments for both the wholesale and consumer, excluding credit card portfolios, which is reported in other liabilities, was $752 million and $673 million at September 30, 2012, and December 31, 2011, respectively.
The credit ratios in the following table are based on retained loan balances, which exclude loans held-for-sale and loans accounted for at fair value.

Summary of changes in the allowance for credit losses

	2012					2011
Nine months ended September 30,	Wholesale	Consumer, excluding credit card		Credit card	Total	Wholesale	Consumer, excluding credit card	Credit card	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$4,316	$16,294		$6,999	$27,609	$4,761	$16,471	$11,034	$32,266
Gross charge-offs	213	4,001	(e)	4,494	8,708	485	4,109	6,527	11,121
Gross recoveries	(233)	(393)		(647)	(1,273)	(391)	(408)	(992)	(1,791)
Net charge-offs/(recoveries)	(20)	3,608	(e)	3,847	7,435	94	3,701	5,535	9,330
Provision for loan losses	(14)	314		2,347	2,647	(347)	3,731	2,035	5,419
Other	11	(12)		4	3	(18)	19	(6)	(5)
Ending balance at September 30,	$4,333	$12,988		$5,503	$22,824	$4,302	$16,520	$7,528	$28,350
Impairment methodology
Asset-specific(a)	$388	$918		$1,909	$3,215	$670	$1,016	$3,052	$4,738
Formula-based	3,945	6,359		3,594	13,898	3,632	10,563	4,476	18,671
PCI	—	5,711		—	5,711	—	4,941	—	4,941
Total allowance for loan losses	$4,333	$12,988		$5,503	$22,824	$4,302	$16,520	$7,528	$28,350
Allowance for lending-related commitments
Beginning balance at January 1,	$666	$7		$—	$673	$711	$6	$—	$717
Provision for lending-related commitments	83	(1)		—	82	(29)	—	—	(29)
Other	(4)	1		—	(3)	(2)	—	—	(2)
Ending balance at September 30,	$745	$7		$—	$752	$680	$6	$—	$686
Impairment methodology
Asset-specific	$191	$—		$—	$191	$156	$—	$—	$156
Formula-based	554	7		—	561	524	6	—	530
Total allowance for lending-related commitments	$745	$7		$—	$752	$680	$6	$—	$686
Total allowance for credit losses	$5,078	$12,995		$5,503	$23,576	$4,982	$16,526	$7,528	$29,036
Memo:
Retained loans, end of period	$297,576	$295,079		$124,431	$717,086	$255,799	$310,104	$127,041	$692,944
Retained loans, average	289,055	302,200		125,143	716,398	238,153	318,012	126,933	683,098
PCI loans, end of period	23	61,196		—	61,219	33	67,128	—	67,161
Credit ratios
Allowance for loan losses to retained loans	1.46%	4.40%		4.42%	3.18%	1.68%	5.33%	5.93%	4.09%
Allowance for loan losses to retained nonaccrual loans(b)	261	137		NM	205	143	211	NM	262
Allowance for loan losses to retained nonaccrual loans excluding credit card	261	137		NM	156	143	211	NM	192
Net charge-off/(recovery) rates(c)	(0.01)	1.59	(e)	4.11	1.39	0.05	1.56	5.83	1.83
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans (d)	1.46	3.11		4.42	2.61	1.68	4.77	5.93	3.74
Allowance for loan losses to retained nonaccrual loans(b)(d)	261	77		NM	154	143	148	NM	216
Allowance for loan losses to retained nonaccrual loans excluding credit card(b)(d)	261	77		NM	104	143	148	NM	147
Net charge-off/(recovery) rates(d)	(0.01)%	2.02%	(e)	4.11%	1.52%	0.05%	1.99%	5.83%	2.03%

(a)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(b)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

(c)	Charge-offs are not recorded on PCI loans until actual losses exceed estimated losses recorded as purchase accounting adjustments at the time of acquisition.

(d)	Excludes the impact of PCI loans acquired as part of the Washington Mutual transaction.

(e)
Net charge-offs and net charge-off rates for the nine months ended September 30, 2012, included $880 million of incremental charge-offs of Chapter 7 loans. See Consumer Credit Portfolio on pages 82–92 of this Form 10-Q for further details.

Provision for credit losses
For the three and nine months ended September 30, 2012, the provision for credit losses was $1.8 billion and $2.7 billion, respectively, down 26% and 49%, respectively, from the prior year periods. For the three and nine months ended September 30, 2012, the credit card provision for credit losses was $1.1 billion and $2.3 billion, respectively, compared with $999 million and $2.0 billion, respectively, in the prior-year periods. The credit card provision for the three months ended September 30, 2012, increased from the prior year period as the prior year provision included a reduction in the allowance for loan losses. This reduction was partially offset by lower net charge-offs in the current period. The credit card provision for the nine months ended September 30, 2012, increased from the prior year due to a smaller current year reduction in the allowance for loan losses compared with the prior year, partially offset by lower net charge-offs in the current period.

For the three and nine months ended September 30, 2012, the consumer, excluding credit card, provision for credit losses was $736 million and $313 million, respectively, compared with $1.3 billion and $3.7 billion, respectively, for the prior year periods, reflecting reductions in the allowance for loan losses due primarily to lower estimated losses in the non-PCI residential real estate portfolio as delinquency trends improved. These reductions were partially offset by the impact of incremental charge-offs of Chapter 7 loans.
For the three and nine months ended September 30, 2012, the wholesale provision for credit losses was a benefit of $63 million and a expense of $69 million, respectively, compared with a expense of $127 million and a benefit of $376 million, respectively, in the prior-year periods. The current period wholesale provision reflected stable credit trends.

	Three months ended September 30,						Nine months ended September 30,
	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses		Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Wholesale	$(52)	$67	$(11)	$60	$(63)	$127	$(14)	$(347)	$83	$(29)	$69	$(376)
Consumer, excluding credit card	737	1,285	(1)	—	736	1,285	314	3,731	(1)	—	313	3,731
Credit card	1,116	999	—	—	1,116	999	2,347	2,035	—	—	2,347	2,035
Total provision for credit losses	$1,801	$2,351	$(12)	$60	$1,789	$2,411	$2,647	$5,419	$82	$(29)	$2,729	$5,390

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

Risk measurement
Tools used to measure risk
Because no single measure can reflect all aspects of market risk, the Firm uses various metrics, both statistical and nonstatistical, including:

•	Value-at-risk

•	Economic-value stress testing

•	Nonstatistical risk measures

•	Loss advisories

•	Profit and loss drawdowns

•	Risk identification for large exposures (“RIFLEs”)

•	Nontrading interest rate-sensitive revenue-at-risk stress testing
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
Underlying the overall VaR model framework are individual VaR models that simulate historical market returns for individual products and/or risk factors. To capture material market risks as part of the Firm’s risk management framework, comprehensive VaR model calculations are performed daily for businesses whose activities give rise to market risk. These VaR models are granular and incorporate numerous risk factors and inputs to simulate daily changes in market values over the historical period; inputs are selected based on the risk profile of each portfolio as sensitivities and historical time series used to generate daily market values may be different for different products or risk management systems. The VaR model results across all portfolios are aggregated at the Firm level.
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
Separately, the Firm calculates a daily aggregate VaR in accordance with regulatory rules, which is used to derive the Firm’s regulatory VaR based capital requirements. This regulatory VaR model framework currently assumes a ten business day holding period and an expected tail loss methodology, which approximates a 99% confidence level. Regulatory VaR is applied to “covered positions” as defined by the banking regulators, “Market Risk Rule”, consisting of all positions classified as trading, as well as all foreign exchange and commodity positions, whether or not in the trading account. Certain of these positions (for example, net investment foreign exchange hedging) are not included in the Firm’s internal risk management VaR, while the Firm’s internal risk management VaR includes some positions such as CVA and its related credit hedges that are not included in regulatory VaR. For further information, see “Capital Management” on pages 59–62 of this Form 10-Q.

The table below shows the results of the Firm’s VaR measure using a 95% confidence level.

Total IB trading VaR by risk type, Credit portfolio VaR and other VaR
	Three months ended September 30,																Nine months ended September 30,
	2012						2011						At September 30,				Average
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2012		2011		2012		2011
IB VaR by risk type
Fixed income	$118	(d)	$94		$131		$48		$31		$68		$101		$62		$81		$47
Foreign exchange	10		6		14		10		7		15		7		11		10		10
Equities	19		16		27		19		15		37		24		18		19		24
Commodities and other	13		11		18		15		12		21		16		17		16		15
Diversification benefit to IB trading VaR	(48)	(a)	NM	(b)	NM	(b)	(39)	(a)	NM	(b)	NM	(b)	(34)	(a)	(45)	(a)	(46)		(38)
IB trading VaR	112		98		128		53		34		72		114		63		80		58
Credit portfolio VaR	22		18		29		38		19		55		20		41		26		30
Diversification benefit to IB trading and credit portfolio VaR	(12)	(a)	NM	(b)	NM	(b)	(21)	(a)	NM	(b)	NM	(b)	(11)	(a)	(25)	(a)	(13)		(11)
Total IB trading and credit portfolio VaR	122	(d)(e)	108		142		70		42		101		123	(d)(e)	79		93		77
Other VaR
Mortgage Production and Servicing VaR	17		13		26		40		15		72		16		46		14		25
Chief Investment Office (“CIO”) VaR	54	(d)	7		105		48		30		59		7		58		120	(c)	53
Diversification benefit to total other VaR	(10)	(a)	NM	(b)	NM	(b)	(15)	(a)	NM	(b)	NM	(b)	(5)	(a)	(26)	(a)	(8)		(13)
Total other VaR	61		18		106		73		46		102		18		78		126		65
Diversification benefit to total IB and other VaR	(68)	(a)(d)	NM	(b)	NM	(b)	(35)	(a)	NM	(b)	NM	(b)	(6)	(a)	(31)	(a)	(57)		(45)
Total VaR	$115		$94		$135		$108		$72		$147		$135		$126		$162		$97

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

(c)
Reference is made to CIO synthetic credit portfolio update on page 10 of this Form 10-Q regarding the Firm’s restatement of its 2012 first quarter financial statements. The CIO VaR amount has not been recalculated for the first quarter to reflect the restatement. The nine months VaR does not include recalculated amounts for the first quarter of 2012.

(d)
On July 2, 2012, CIO transferred its synthetic credit portfolio, other than a portion aggregating approximately $12 billion notional, to IB; CIO’s retained portfolio was effectively closed out during the three months ended September 30, 2012. During the third quarter of 2012, the Firm applied a new VaR model to calculate VaR for both the portion of the synthetic credit portfolio held by IB, as well as the portion that was retained by CIO which was effectively closed out at September 30, 2012.

(e)	Total IB trading and credit portfolio VaR increased from $74 million on June 30, 2012 to $113 million on July 2, 2012, due to the transfer of a portion of the synthetic credit portfolio from CIO.

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
Credit portfolio VaR includes the derivative CVA, hedges of the CVA and hedges of the retained portfolio, which are reported in principal transactions revenue. Credit portfolio VaR does not include the retained portfolio, which is not reported at fair value.
Other VaR includes certain positions employed as part of the Firm’s risk management function within the CIO and in the Mortgage Production and Servicing business. CIO VaR includes positions, primarily in debt securities and derivatives, which are measured at fair value through earnings. Mortgage Production and Servicing VaR includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges.
As noted above, IB, Credit portfolio and other VaR does not include the retained Credit portfolio, which is not reported at fair value; however, it does include hedges of those positions, which are reported at fair value. It also does not include DVA on derivative and structured liabilities to reflect the credit quality of the Firm; principal investments, certain foreign exchange positions used for net investment hedging of foreign currency operations, and longer-term securities investments managed by CIO that are primarily classified as available for sale. These positions are managed through the Firm’s nontrading interest rate-sensitive revenue-at-risk and other cash flow-monitoring processes, rather than by using a VaR measure. Principal investing activities (including mezzanine financing, tax-oriented investments, etc.) and private equity positions are managed using stress and scenario analyses and are not included in VaR. See the DVA sensitivity table on page 100 of this Form 10-Q for further details. For a discussion of Corporate/Private Equity, see pages 49–51 of this Form 10-Q.
The Firm’s VaR model calculations are continuously evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques, system capabilities, and other factors. Model changes go through a review and approval process by the

Model Review Group prior to implementation into the operating environment. For further information, see the Model review in this section on page 102 of this Form 10-Q.
During the third quarter of 2012, the Firm applied a new VaR model to calculate VaR for the synthetic credit portfolio. The Firm believes this new model, which was applied to both the portion of the synthetic credit portfolio held by IB, as well as the portion that was retained by CIO more appropriately captures the risks of the portfolio. This new VaR model resulted in a reduction to average fixed income VaR of $26 million, average Total IB trading and credit portfolio VaR of $28 million, average CIO VaR of $17 million, and average Total VaR of $36 million for the three months ended September 30, 2012. Prior period VaR results have not been recalculated using the new model.
Third-quarter and year-to-date 2012 VaR results
As presented in the table above, average Total VaR increased for the three and nine months ended September 30, 2012, when compared with the respective 2011 periods. These increases were primarily driven by increased risk in the synthetic credit portfolio partially offset by changes in the risk profile of the MSR portfolio and the new VaR model used for the synthetic credit portfolio.
Average total IB trading and credit portfolio VaR for the three and nine months ended September 30, 2012, increased compared with the respective 2011 periods. These increases were driven primarily by the addition of synthetic credit portfolio in IB, partially offset by the model change for that portfolio as described above.
Average CIO VaR for the nine months ended September 30, 2012, increased from the comparable 2011 periods predominantly reflecting the synthetic credit portfolio. On July 2, 2012, CIO transferred its synthetic credit portfolio, other than a portion aggregating approximately $12 billion notional, to IB; CIO’s retained portfolio was effectively closed out during the three months ended September 30, 2012, which resulted in the spot VaR decreasing to $7 million at September 30, 2012.
Average Mortgage Production and Servicing VaR for the three and nine months ended September 30, 2012, decreased compared with the respective 2011 periods. These decreases were primarily driven by changes in the risk profile of the MSR Portfolio.
The Firm’s average IB and other VaR diversification benefit was $68 million or 37% of the sum for the three months ended September 30, 2012, compared with $35 million or 24% of the sum for the three months ended September 30, 2011. The Firm’s average IB and other VaR diversification benefit was $57 million or 26% of the sum for the nine months ended September 30, 2012, compared with $45 million or 32% of the sum for the nine months ended September 30, 2011. In general, over the course of the year, VaR exposure can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR back-testing
The Firm conducts daily back-testing of VaR against its market risk-related revenue.
The following histogram illustrates the daily market risk related gains and losses for IB, CIO and Mortgage Production and Servicing positions for the nine months ended September 30, 2012. This market risk-related revenue is defined as the change in value of: principal transactions revenue for IB and CIO (excludes Private Equity gains/losses and unrealized and realized gains/losses from AFS securities and other investments held for the longer term); market-based related net interest income for IB, CIO and Mortgage Production and Servicing; IB brokerage commissions, underwriting fees or other revenue; revenue from syndicated lending facilities that the Firm intends to distribute; and mortgage fees and related income for the Firm’s mortgage pipeline and warehouse loans, MSRs, and all related hedges. Daily Firmwide market risk-related revenue excludes gains and losses from DVA.

The chart shows that for the nine months ended September 30, 2012, the Firm posted market risk related gains on 156 of the 195 days in this period, with gains on seven days exceeding $200 million. The chart includes year to date losses incurred in the synthetic credit portfolio. IB and Credit Portfolio posted market risk-related gains on 190 days in the period.
The inset graph looks at those days on which the Firm experienced losses and depicts the amount by which VaR exceeded the actual loss on each of those days. Of the losses that were sustained on the 39 days of the 195 days in the trading period, the Firm sustained losses that exceeded the VaR measure on three of those days. These losses in excess of the VaR all occurred in the second quarter of 2012 and were due to the adverse effect of market movements on risk positions in the synthetic credit portfolio held by CIO. During the nine months ended September 30, 2012, IB and Credit Portfolio experienced five loss days; none of the losses on those days exceeded their respective VaR measures.

Daily Market Risk-Related Gains and Losses
(95% Confidence-Level: Total IB and Other VaR)
Nine months ended September 30, 2012

Number of trading days
45
40
35
30
25
20
15
10
5
0
< 0
0 > <30
30 > < 60
60 > < 90
90 > < 120
120 > < 160
160 > < 200
> 200
$ in millions
Daily IB and Other VaR less Market Risk-Related Losses
Number of trading days
25
20
15
10
5
0
< 0
0 > < 40
40 > < 80
80 > < 120
120 > < 200
> 200
$ in millions

Other risk measures
Debit valuation adjustment sensitivity
The following table provides information about the gross sensitivity of DVA to a one-basis-point increase in JPMorgan Chase’s credit spreads. This sensitivity represents the impact from a one-basis-point parallel shift in JPMorgan Chase’s entire credit curve. As credit curves do not typically move in a parallel fashion, the sensitivity multiplied by the change in spreads at a single maturity point may not be representative of the actual revenue recognized.

Debit valuation adjustment sensitivity
(in millions)	One basis-point increase in JPMorgan Chase’s credit spread
September 30, 2012	$36
December 31, 2011	35
Economic-value stress testing
Along with VaR, stress testing is important in measuring and controlling risk. While VaR reflects the risk of loss due to adverse changes in markets using recent historical market behavior as an indicator of losses, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets using multiple scenarios that assume significant changes in credit spreads, equity prices, interest rates, currency rates or commodity prices. Stress scenarios estimate extreme losses based on assumptions by risk management of potential macroeconomic market stress events, such as an equity market collapse or credit crisis. Scenarios are updated dynamically and may be redefined on an ongoing basis to reflect current market conditions. Stress testing is also employed in cross-business risk management. Stress-test results, trends and explanations based on current market risk positions are reported to the Firm’s senior management and to the lines of business to allow them to better understand event risk-sensitive positions and manage their risks with more transparency.
Nonstatistical risk measures
Nonstatistical risk measures include sensitivities to variables used to value positions, such as credit spread sensitivities, interest rate basis point values and market values. These measures provide granular information on the Firm’s market risk exposure. They are aggregated by line-of-business and by risk type, and are used for tactical control and monitoring limits.
Loss advisories and profit and loss drawdowns
Loss advisories and profit and loss drawdowns are tools used to highlight trading losses above certain levels of risk tolerance. Profit and loss drawdowns are defined as the decline in net profit and loss since the year-to-date peak revenue level.
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
Interest rate risk represents one of the Firm’s significant market risk exposures. This risk arises not only from trading activities but also from the Firm’s traditional banking activities which include extension of loans and credit facilities, taking deposits and issuing debt (i.e., asset/liability management positions, accrual loans within IB and CIO, and off-balance sheet positions). ALCO establishes the Firm’s interest rate risk policies and sets risk guidelines. Treasury, working in partnership with the lines of business, calculates the Firm’s interest rate risk profile weekly and reviews it with senior management.
Interest rate risk for nontrading activities can occur due to a variety of factors, including:

•
Differences in the timing among the maturity or repricing of assets, liabilities and off-balance sheet instruments. For example, if liabilities reprice more quickly than assets and funding interest rates are declining, net interest income will increase initially.

•
Differences in the amounts of assets, liabilities and off-balance sheet instruments that are repricing at the same time. For example, if more deposit liabilities are repricing than assets when general interest rates are declining, net interest income will increase initially.

•
Differences in the amounts by which short-term and long-term market interest rates change (for example, changes in the slope of the yield curve) because the Firm has the ability to lend at long-term fixed rates and borrow at variable or short-term fixed rates. Based on these scenarios, the Firm’s net interest income would be affected negatively by a sudden and unanticipated increase in short-term rates paid on its liabilities (e.g., deposits) without a corresponding increase in long-term rates received on its assets (e.g., loans). Conversely, higher long-term rates received on assets generally are beneficial to net interest income, particularly when the increase is not accompanied by rising short-term rates paid on liabilities.

•
The impact of changes in the maturity of various assets, liabilities or off-balance sheet instruments as interest rates change. For example, if more borrowers than forecasted pay down higher-rate loan balances when general interest rates are declining, net interest income may decrease initially.

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
The Firm manages this interest rate risk generally through its investment securities portfolio and related derivatives. The Firm evaluates its nontrading interest rate risk exposure through the stress testing of earnings-at-risk, which measures the extent to which changes in interest rates will affect the Firm’s core net interest income (see page 16 of this Form 10-Q for further discussion of core net interest income) and interest rate-sensitive fees (“nontrading interest rate-sensitive revenue”). Earnings-at-risk excludes the impact of trading activities and MSRs as these sensitivities are captured under VaR.
The Firm conducts simulations of changes in nontrading interest rate-sensitive revenue under a variety of interest rate scenarios. Earnings-at-risk tests measure the potential change in this revenue, and the corresponding impact to the Firm’s pretax net interest income, over the following 12 months. These tests highlight exposures to various interest rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The tests include forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior. Mortgage prepayment assumptions are based on current interest rates compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience and forward market expectations. The amount and pricing assumptions of deposits that have no stated maturity are based on historical performance, the competitive environment, customer behavior, and product mix.
Immediate changes in interest rates present a limited view of risk, and so a number of alternative scenarios are also reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s earnings-at-risk over a wide range of outcomes.

JPMorgan Chase’s 12-month pretax net interest income sensitivity profiles. (Excludes the impact of trading activities and MSRs)
	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp		-200bp
September 30, 2012	$3,905	$2,183	NM	(a)	NM	(a)
December 31, 2011	4,046	2,326	NM	(a)	NM	(a)

(a)
Downward 100- and 200-basis-point parallel shocks result in a federal funds target rate of zero and negative three- and six-month treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful.

The change in earnings-at-risk from December 31, 2011, resulted from investment portfolio repositioning, partially offset by higher expected deposit balances. The Firm’s risk to rising rates was largely the result of widening deposit margins, which are currently compressed due to very low short-term interest rates, and ALM investment portfolio positioning.
Additionally, another interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month pretax net interest income benefit of $779 million. The increase in net interest income under this scenario is due to reinvestment of maturing assets at the higher long-term rates, with funding costs remaining unchanged.
Risk monitoring and control
Limits
Market risk is controlled primarily through a series of limits, which reflect the Firm’s risk appetite in the context of the market environment and business strategy. In setting limits, the Firm takes into consideration factors such as the Firm’s overall risk appetite, market volatility, product liquidity, accommodation of client business and management experience. The Firm maintains different levels of limits. Corporate level limits include VaR and stress limits. Similarly, line of business limits include VaR and stress limits and may be supplemented by loss advisories, nonstatistical measurements and profit and loss drawdowns. Limits may also be allocated within the lines of business, as well at the portfolio level.
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
Limit breaches are required to be reported by a group within risk management in a timely manner to the appropriate persons in senior management. Market risk management consults with Firm senior management and lines of business senior management to determine the appropriate course of action required to return to compliance, which may include the reduction in risk in order to remedy the excess. Any limit excesses for three days or longer, or that are over limit by more than 30%, are escalated to senior management and the Firmwide Risk Committee.

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
Models are tiered by the model owner based on an internal standard according to their complexity, the exposure associated with the model and the Firm’s reliance on the model. This tiering is subject to the approval of the Model Review Group. The model reviews conducted by the Model Review Group consider a number of factors about the model’s suitability for valuation or risk management of a particular product, or other purposes. The factors considered include the assigned model tier, whether the model accurately reflects the characteristics of the instruments and its significant risks, the selection and reliability of model inputs, consistency with models for similar products, the appropriateness of any model-related adjustments, and sensitivity to input parameters and assumptions that cannot be observed from the market. When reviewing a model, the Model Review Group analyzes and challenges the model methodology and the reasonableness of model assumptions and may perform or require additional testing, including back-testing of model outcomes. Model reviews are approved by the appropriate level of management within the Model Review Group based on the relevant tier of the model.

Under the Firm’s model risk policy, new significant valuation, risk management and regulatory capital models, as well as major changes to such models, are required to be reviewed and approved by the Model Review Group prior to implementation into the operating environment. In addition, previously approved models are reviewed and re-approved periodically. The Model Review Group performs an annual Firmwide model risk assessment where developments in the product or market are considered in determining whether models which have already been reviewed need to be examined again.
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
In limited circumstances, exceptions to the Firm’s model risk policy may be granted by the Model Review Group to allow a model to be used prior to review or approval. Such exceptions have been applied to a small number of models and where this is the case, compensating controls similar to those described above have been put in place.
For a summary of valuations based on models, see Critical Accounting Estimates Used by the Firm on page 108 of this Form 10-Q and Note 3 on pages 184–198 of JPMorgan Chase’s 2011 Annual Report.
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
The Firm is exposed to country risk through its wholesale lending, investing, and market-making activities, whether cross-border or locally funded. Country exposure includes activity with both government and private-sector entities in a country. Under the Firm’s internal risk management approach, country exposure is reported based on the country where the majority of the assets of the obligor, counterparty, issuer or guarantor are located or where the majority of its revenue is derived, which may be different than the domicile (legal residence) of the obligor, counterparty, issuer or guarantor (and therefore may be different that the basis on which the Firm’s wholesale credit exposure is reported.) Exposures are generally measured by considering the Firm’s risk to an immediate default of the counterparty or obligor, with zero recovery. Assumptions are sometimes required in determining the measurement and allocation of country exposure, particularly in the case of certain tranched credit derivatives. Different measurement approaches or assumptions would affect the amount of reported country exposure.
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

Top 20 country exposures
	September 30, 2012
(in billions)	Lending(a)	Trading and investing(b)(c)	Other(d)	Total exposure
United Kingdom	$30.4	$53.4	$6.0	$89.8
Germany	25.4	32.9	—	58.3
France	13.8	26.5	—	40.3
Netherlands	4.3	29.9	4.1	38.3
Switzerland	31.2	0.2	1.0	32.4
Australia	6.9	17.0	—	23.9
Canada	12.9	5.5	0.6	19.0
Brazil	6.1	11.2	—	17.3
China	9.1	4.3	0.7	14.1
India	6.8	7.2	—	14.0
Korea	6.1	6.2	0.4	12.7
Japan	4.1	5.9	—	10.0
Mexico	2.0	5.9	—	7.9
Hong Kong	3.4	3.6	0.3	7.3
Singapore	3.9	1.7	0.8	6.4
Italy	3.3	2.6	—	5.9
Taiwan	2.5	2.8	—	5.3
Malaysia	1.7	2.7	0.8	5.2
Russia	2.6	2.5	—	5.1
Chile	1.6	3.0	0.3	4.9

(a)
Lending includes loans and accrued interest receivable, net of the allowance for loan losses, deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit.

(b)	Includes market-making inventory, securities held in AFS accounts and hedging.

(c)
Includes single-name and index and tranched credit derivatives for which one or more of the underlying reference entities is in a country listed in the above table. Beginning on March 31, 2012, the Firm’s country risk reporting reflects enhanced measurement of tranched credit derivatives.

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

The following table presents the Firm’s direct exposure to these five countries at September 30, 2012, as measured under the Firm’s internal risk management approach. For individual exposures, corporate clients represent approximately 81% of the Firm’s non-sovereign exposure in these five countries, and substantially all of the remaining 19% of the non-sovereign exposure is to the banking sector.

September 30, 2012	Lending net of Allowance(a)	AFS securities(b)	Trading(c)(d)	Derivative collateral(e)	Portfolio hedging(f)	Total exposure
(in billions)
Spain
Sovereign	$—	$0.4	$0.6	$—	$—	$1.0
Non-sovereign	3.4	—	3.9	(3.3)	(0.3)	3.7
Total Spain exposure	$3.4	$0.4	$4.5	$(3.3)	$(0.3)	$4.7

Italy
Sovereign	$—	$—	$9.5	$(1.3)	$(4.7)	$3.5
Non-sovereign	3.3	0.1	0.4	(1.1)	(0.3)	2.4
Total Italy exposure	$3.3	$0.1	$9.9	$(2.4)	$(5.0)	$5.9

Ireland
Sovereign	$—	$0.3	$0.1	$—	$(0.3)	$0.1
Non-sovereign	0.5	—	1.5	(0.3)	—	1.7
Total Ireland exposure	$0.5	$0.3	$1.6	$(0.3)	$(0.3)	$1.8

Portugal
Sovereign	$—	$—	$0.4	$—	$(0.4)	$—
Non-sovereign	0.5	—	(0.7)	(0.4)	—	(0.6)
Total Portugal exposure	$0.5	$—	$(0.3)	$(0.4)	$(0.4)	$(0.6)

Greece
Sovereign	$—	$—	$—	$—	$—	$—
Non-sovereign	—	—	0.5	(0.6)	—	(0.1)
Total Greece exposure	$—	$—	$0.5	$(0.6)	$—	$(0.1)

Total exposure	$7.7	$0.8	$16.2	$(7.0)	$(6.0)	$11.7

(a)
Lending includes loans and accrued interest receivable, deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit. Amounts are presented net of the allowance for credit losses of $112 million (Spain), $57 million (Italy), $3 million (Ireland), $18 million (Portugal), and $12 million (Greece) specifically attributable to these countries. Includes $2.4 billion of unfunded lending exposure at September 30, 2012. These exposures consist typically of committed, but unused corporate credit agreements, with market-based lending terms and covenants.

(b)	Both the notional and the fair value of AFS securities were approximately $0.8 billion at September 30, 2012.

(c)
Primarily includes: $18.5 billion of counterparty exposure on derivative and securities financings, $3.3 billion of issuer exposure on debt and equity securities held in trading, $(5.8) billion of net protection from credit derivatives, including $(4.3) billion related to the synthetic credit portfolio managed by IB. Securities financings of approximately $15.6 billion were collateralized with approximately $17.3 billion of cash and marketable securities as of September 30, 2012.

(d)	Beginning on March 31, 2012, the Firm’s country risk reporting reflects enhanced measurement of tranched credit derivatives.

(e)	Includes cash and marketable securities pledged to the Firm, of which approximately 98% of the collateral was cash at September 30, 2012.

(f)
Reflects net protection purchased through the Firm’s credit portfolio management activities, which are managed separately from its market-making activities. Predominantly includes single-name CDS and also includes index credit derivatives and short bond positions. It does not include the synthetic credit portfolio.

Effect of credit derivatives on selected European exposures
Country exposures in the Selected European exposure table have been reduced by purchasing protection through single-name, index, and tranched credit derivatives.

The following table presents the effect of purchased and sold credit derivatives on the Trading and Portfolio Hedging activities in the Selected European exposure table.

September 30, 2012	Trading			Portfolio hedging
(in billions)	Purchased	Sold	Net	Purchased	Sold	Net
Spain	$(114.0)	$112.2	$(1.8)	$(2.6)	$2.3	$(0.3)
Italy	(148.7)	146.3	(2.4)	(12.0)	7.3	(4.7)
Ireland	(6.5)	6.5	—	(1.4)	1.1	(0.3)
Portugal	(39.6)	38.3	(1.3)	(1.4)	1.0	(0.4)
Greece	(9.4)	9.1	(0.3)	(0.3)	0.3	—
Total	$(318.2)	$312.4	$(5.8)	$(17.7)	$12.0	$(5.7)

Under the Firm’s internal risk management approach, all credit derivatives are reported based on the country where the majority of the assets of the reference entity are located. Exposures are measured assuming that all of the reference entities in a particular country default simultaneously with zero recovery. For example, single-name and index credit derivatives are measured at the notional amount, net of the fair value of the derivative receivable or payable. Exposures for index credit derivatives, which may include several underlying reference entities, are determined by evaluating the relevant country for each of the reference entities underlying the named index, and allocating the applicable amount of the notional and fair value of the index credit derivative to each of the relevant countries. Tranched credit derivatives are measured by assuming simultaneous default of all reference entities in that country. The total line represents the simple sum of the individual countries. Changes in the Firm’s methodology or assumptions would produce different results.
The credit derivatives reflected in the “Trading” column include those from the Firm’s market-making activities as well as $(4.3) billion of net purchased protection in the synthetic credit portfolio managed by IB beginning in July 2012. Based on scheduled maturities and risk reduction actions being taken in the synthetic credit portfolio, the amount of protection provided by the synthetic credit portfolio relative to the five named countries is likely to be substantially reduced over time.
The credit derivatives reflected in the “Portfolio hedging” column are used in the Firm’s Credit Portfolio Management activities, which are intended to mitigate the credit risk associated with traditional lending activities and derivative counterparty exposure. These credit derivatives include both purchased and sold protection, where the sold protection is generally used to close out purchased protection when appropriate under the Firm’s risk mitigation strategies. In its Credit Portfolio Management activities, the Firm generally seeks to purchase credit protection with a maturity date that is the same or similar to the maturity date of the exposures for which the protection was purchased. However, there are instances where the purchased protection has a shorter maturity date than the maturity date of the exposure for which the protection was purchased. These exposures are actively monitored and managed by the Firm. The effectiveness of the Firm’s CDS protection as a hedge of the Firm’s exposures may vary depending upon a number of factors, including the contractual terms of the CDS. For further information about credit derivatives see Credit derivatives on pages 80–81, and Note 5 on pages 136–144 of this Form 10-Q.
The Firm’s net presentation in the table above reflects the manner in which this exposure is managed, and reflects, in the Firm’s view, the substantial mitigation of market and counterparty credit risk in its credit derivative activities. Market risk is substantially mitigated because market-making activities, and to a lesser extent, hedging activities, often result in selling and purchasing protection related to the same underlying reference entity. For example, in each of the five countries as of September 30, 2012, the protection sold by the Firm was more than 88% offset by protection purchased on the identical reference entity.
In addition, counterparty credit risk has been substantially mitigated by the master netting and collateral agreements in place for these credit derivatives. As of September 30, 2012, 99% of the purchased protection presented in the table above is purchased under contracts that require posting of cash collateral; 91% is purchased from investment-grade counterparties domiciled outside of the select European countries; and 69% of the protection purchased offsets protection sold on the identical reference entity, with the identical counterparty subject to a master netting agreement.
* * *
Eurozone developments
During the third quarter of 2012, there was a continuation of structural challenges related to ongoing fiscal austerity, anemic growth, weak banking sectors and political turbulence in the Eurozone. These were reflected in elevated credit spreads throughout the peripheral Eurozone for much of the quarter. However, the ECB’s announcement of its OMT program in early September helped reduce the possibility of tail risk scenarios, leading to an easing of government bond yields towards the end of the quarter. The Firm performs multiple stress tests in order to estimate the potential economic loss to its assets and liabilities under a variety of macroeconomic market stress events (See Economic-value stress testing on page 100 of this Form 10-Q). However, stress testing cannot predict the full consequences of a systemic market event, such as what might occur if the situation worsens or a country or countries exit the Eurozone. For further information see Part II, Item 1A, Risk Factors on pages 220–222 of this Form 10-Q.

PRIVATE EQUITY RISK MANAGEMENT
For a discussion of Private Equity Risk Management, see page 166 of JPMorgan Chase’s 2011 Annual Report. At September 30, 2012, and December 31, 2011, the carrying value of the Private Equity portfolio was

$8.1 billion and $7.7 billion, respectively, of which $637 million and $805 million, respectively, represented securities with publicly available market quotations.

OPERATIONAL RISK MANAGEMENT
For a discussion of JPMorgan Chase’s Operational Risk Management, see pages 166–167 of JPMorgan Chase’s 2011 Annual Report.
Cybersecurity
The Firm devotes significant resources to maintain and regularly update its systems and processes that are designed to protect the security of the Firm’s computer systems, software, networks and other technology assets against attempts by third parties to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage.
The Firm and several other U.S. financial institutions have recently experienced significant distributed denial-of-

service attacks from technically sophisticated and well-resourced third parties which were intended to disrupt consumer online banking services. The Firm has also experienced other attempts to breach the security of the Firm’s systems and data. These cyberattacks have not, to date, resulted in any material disruption of the Firm’s operations, material harm to the Firm’s customers, or have had a material adverse effect on the Firm’s results of operations.

LEGAL, FIDUCIARY AND REPUTATION RISK MANAGEMENT
For a discussion of the Firm’s Legal, Fiduciary and Reputation Risk Management, see page 167 of JPMorgan Chase’s 2011 Annual Report.

SUPERVISION AND REGULATION
The following discussion should be read in conjunction with Regulatory developments on pages 10–11 of this Form 10-Q, and the Supervision and Regulation section on pages 1–7 of JPMorgan Chase’s 2011 Form 10-K.

Dividends
At September 30, 2012, JPMorgan Chase’s banking subsidiaries could pay, in the aggregate, $15.5 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

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

Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios, as well as the Firm’s wholesale and consumer lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses inherent in the loan portfolio as of the balance sheet date. Similarly, the allowance for lending-related commitments is established to cover probable credit losses inherent in the lending-related commitments portfolio as of the balance sheet date. For further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Allowance for Credit Losses on pages 155–157 and Note 15 on pages 252–255 of JPMorgan Chase’s 2011 Annual Report; for amounts recorded as of September 30, 2012 and 2011, see Allowance for Credit Losses on pages 93–95 and Note 14 on page 176 of this Form 10-Q.
As noted in the discussion on page 168 of JPMorgan Chase’s 2011 Annual Report, the Firm’s allowance for credit losses is sensitive to numerous factors, depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions could affect the Firm’s estimate of probable credit losses inherent in the portfolio at the balance sheet date. For example, deterioration in the following inputs would have the following effects on the Firm’s modeled loss estimates as of September 30, 2012, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	A one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale loan portfolio could imply an increase in the Firm’s modeled loss estimates of approximately $2.0 billion.

•	A 5% decline in housing prices from current levels could result in an increase in credit loss estimates for PCI loans of approximately $700 million.

•
A 5% decline in housing prices from current levels for the residential real estate portfolio, excluding PCI loans, could result in an increase to modeled annual loss estimates of approximately $300 million.

•	A 50 basis point deterioration in forecasted credit card loss rates could imply an increase to modeled annualized credit card loan loss estimates of approximately $800 million.
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

	September 30, 2012
(in billions, except ratio data)	Total assets at fair value	Total level 3 assets
Trading debt and equity instruments	$367.1	$26.9
Derivative receivables – gross	1,724.6	27.2
Netting adjustment	(1,644.6)	—
Derivative receivables – net	80.0	27.2
AFS securities	365.9	27.4
Loans	2.8	2.3
MSRs	7.1	7.1
Private equity investments	7.7	7.1
Other	46.8	4.3
Total assets measured at fair value on a recurring basis	877.4	102.3
Total assets measured at fair value on a nonrecurring basis	4.1	3.7
Total assets measured at fair value	$881.5	$106.0	(a)
Total Firm assets	$2,321.3
Level 3 assets reported at fair value as a percentage of total Firm assets		4.6%
Level 3 assets reported at fair value as a percentage of total Firm assets at fair value		12.0%
(a) Included $52.1 billion of level 3 assets, consisting of recurring and nonrecurring assets carried by IB.
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
The Firm uses various methodologies and assumptions in the determination of fair value. The use of different methodologies or assumptions to those used by the Firm could result in a different estimate of fair value at the reporting date. For a detailed discussion of the Firm’s valuation process and hierarchy, and determination of fair value for individual financial instruments, see Note 3 on pages 119–133 of this Form 10-Q and Note 3 on pages 184–198 of JPMorgan Chase’s 2011 Annual Report.

Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on page 171 of JPMorgan Chase’s 2011 Annual Report.
During the nine months ended September 30, 2012, the Firm updated the discounted cash flow valuations of certain consumer lending businesses in RFS and Card, which continue to have elevated risk for goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of economic, regulatory and legislative changes. The assumptions used in the valuation of these businesses include: (a) estimates of future cash flows for the business (which are dependent on outstanding loan balances, net interest margin, operating expense, credit losses and the amount of capital necessary given the risk of business activities to meet regulatory capital requirements), and (b) the cost of equity used to discount those cash flows to a present value. Each of these factors requires significant judgment and the assumptions used are based on management’s best estimate and most current projections, including the anticipated effects of regulatory and legislative changes, derived from the Firm’s business forecasting process reviewed with senior management. These projections are consistent with the short-term assumptions discussed in the Business outlook on page 9 of this Form 10-Q, and, in the longer term, incorporate a set of macroeconomic assumptions and the Firm’s best estimates of long-term growth and returns of its businesses. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates.
The estimated fair value of the Firm’s consumer lending businesses in RFS and Card each exceeded their carrying values at September 30, 2012 by approximately 15%. Deterioration in economic market conditions, increased estimates of the effects of recent regulatory or legislative changes, or additional regulatory or legislative changes may result in declines in projected business performance beyond management’s current expectations. For example, in RFS, such declines could result from increases in costs to resolve foreclosure-related matters or from deterioration in economic conditions that result in increased credit losses, including decreases in home prices beyond management’s current expectations. In Card, declines in business performance could result from deterioration in economic conditions such as increased unemployment claims or bankruptcy filings that result in increased credit losses or changes in customer behavior that cause decreased account activity or receivable balances.
For its other businesses, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes and current estimated market cost of equity) and prior projections of business performance. Based upon the updated valuations and reviews, the Firm concluded that goodwill allocated to all of its reporting units was not impaired at September 30, 2012.
In addition, the earnings or estimated cost of equity of the Firm’s capital markets businesses could also be affected by regulatory or legislative changes.
Declines in business performance, increases in allocated equity capital, or increases in the estimated cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
For additional information on goodwill, see Note 16 on pages 184–187 of this Form 10-Q.

Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on pages 171–172 of JPMorgan Chase’s 2011 Annual Report.
Litigation reserves
For a description of the significant estimates and judgments associated with establishing litigation reserves, see Note 23 on pages 196–206 of this Form 10-Q, and Note 31 on pages 290–299 of JPMorgan Chase’s 2011 Annual Report.

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

Presentation of other comprehensive income
In June 2011, the FASB issued guidance that modifies the presentation of other comprehensive income in the Consolidated Financial Statements. The guidance requires that items of net income, items of other comprehensive income, and total comprehensive income be presented in one continuous statement or in two separate but consecutive statements. The guidance was effective in the first quarter of 2012, and the Firm adopted the new guidance by electing the two statement approach, effective January 1, 2012. The application of this guidance only affected the presentation of the Consolidated Financial Statements and had no impact on the Firm’s Consolidated Balance Sheets or results of operations.
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

•
The other risks and uncertainties detailed in Part II, Item 1A: Risk Factors on pages 220–222 of this Form 10-Q; Part II, Item 1A: Risk Factors, on pages 175–175A of the Firm’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012; Part II, Item 1A: Risk Factors, on pages 219–222 of the Firm’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012; and Part I, Item 1A: Risk Factors, on pages 7–17 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2012	2011	2012	2011
Revenue
Investment banking fees	$1,443	$1,052	$4,081	$4,778
Principal transactions	2,047	1,370	4,342	9,255
Lending- and deposit-related fees	1,562	1,643	4,625	4,838
Asset management, administration and commissions	3,336	3,448	10,189	10,757
Securities gains(a)	458	607	2,008	1,546
Mortgage fees and related income	2,377	1,380	6,652	1,996
Credit card income	1,428	1,666	4,156	4,799
Other income	1,519	780	3,537	2,236
Noninterest revenue	14,170	11,946	39,590	40,205
Interest income	13,629	15,160	42,429	46,239
Interest expense	2,653	3,343	8,641	10,681
Net interest income	10,976	11,817	33,788	35,558
Total net revenue	25,146	23,763	73,378	75,763

Provision for credit losses	1,789	2,411	2,729	5,390

Noninterest expense
Compensation expense	7,503	6,908	23,543	22,740
Occupancy expense	973	935	3,014	2,848
Technology, communications and equipment expense	1,312	1,248	3,865	3,665
Professional and outside services	1,759	1,860	5,411	5,461
Marketing	607	926	1,929	2,329
Other expense	3,035	3,445	10,354	10,687
Amortization of intangibles	182	212	566	641
Total noninterest expense	15,371	15,534	48,682	48,371
Income before income tax expense	7,986	5,818	21,967	22,002
Income tax expense	2,278	1,556	6,375	6,754
Net income	$5,708	$4,262	$15,592	$15,248
Net income applicable to common stockholders	$5,346	$3,936	$14,556	$14,141
Net income per common share data
Basic earnings per share	$1.41	$1.02	$3.82	$3.60
Diluted earnings per share	1.40	1.02	3.81	3.57

Weighted-average basic shares	3,803.3	3,859.6	3,810.4	3,933.2
Weighted-average diluted shares	3,813.9	3,872.2	3,822.6	3,956.5
Cash dividends declared per common share	$0.30	$0.25	$0.90	$0.75

(a)	The following other-than-temporary impairment losses are included in securities gains for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Debt securities the Firm does not intend to sell that have credit losses
Total other-than-temporary impairment losses	$—	$—	$(113)	$(27)
Losses recorded in/(reclassified from) other comprehensive income	(2)	(15)	85	(31)
Total credit losses recognized in income	(2)	(15)	(28)	(58)
Securities the Firm intends to sell	(1)	—	(14)	—
Total other-than-temporary impairment losses recognized in income	$(3)	$(15)	$(42)	$(58)
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Net income	$5,708	$4,262	$15,592	$15,248
Other comprehensive income, after-tax
Unrealized gains on AFS securities	2,083	469	3,332	1,239
Translation adjustments, net of hedges	13	(237)	(49)	(210)
Cash flow hedges	23	59	61	(152)
Defined benefit pension and OPEB plans	35	35	138	86
Total other comprehensive income, after-tax	2,154	326	3,482	963
Comprehensive income	$7,862	$4,588	$19,074	$16,211
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	Sep 30, 2012	Dec 31, 2011
Assets
Cash and due from banks	$53,343	$59,602
Deposits with banks	104,344	85,279
Federal funds sold and securities purchased under resale agreements (included $26,327 and $22,191 at fair value)	281,991	235,314
Securities borrowed (included $11,412 and $15,308 at fair value)	133,526	142,462
Trading assets (included assets pledged of $109,561 and $89,856)	447,053	443,963
Securities (included $365,892 and $364,781 at fair value and assets pledged of $98,885 and $94,691)	365,901	364,793
Loans (included $2,750 and $2,097 at fair value)	721,947	723,720
Allowance for loan losses	(22,824)	(27,609)
Loans, net of allowance for loan losses	699,123	696,111
Accrued interest and accounts receivable	62,989	61,478
Premises and equipment	14,271	14,041
Goodwill	48,178	48,188
Mortgage servicing rights	7,080	7,223
Other intangible assets	2,641	3,207
Other assets (included $16,871 and $16,499 at fair value and assets pledged of $1,137 and $1,316)	100,844	104,131
Total assets(a)	$2,321,284	$2,265,792
Liabilities
Deposits (included $5,450 and $4,933 at fair value)	$1,139,611	$1,127,806
Federal funds purchased and securities loaned or sold under repurchase agreements (included $8,121 and $6,817 at fair value)	257,218	213,532
Commercial paper	55,474	51,631
Other borrowed funds (included $11,252 and $9,576 at fair value)	22,255	21,908
Trading liabilities	144,933	141,695
Accounts payable and other liabilities (included $38 and $51 at fair value)	203,042	202,895
Beneficial interests issued by consolidated variable interest entities (included $1,176 and $1,250 at fair value)	57,918	65,977
Long-term debt (included $30,856 and $34,720 at fair value)	241,140	256,775
Total liabilities(a)	2,121,591	2,082,219
Commitments and contingencies (see Notes 21 and 23 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 905,750 and 780,000 shares at September 30, 2012, and December 31, 2011, respectively)	9,058	7,800
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Capital surplus	94,431	95,602
Retained earnings	99,888	88,315
Accumulated other comprehensive income/(loss)	4,426	944
Shares held in RSU Trust, at cost (849,528 and 852,906 shares)	(38)	(38)
Treasury stock, at cost (305,376,176 and 332,243,180 shares)	(12,177)	(13,155)
Total stockholders’ equity	199,693	183,573
Total liabilities and stockholders’ equity	$2,321,284	$2,265,792

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at September 30, 2012, and December 31, 2011. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

(in millions)	September 30, 2012	December 31, 2011
Assets
Trading assets	$13,025	$12,079
Loans	77,086	86,754
All other assets	2,028	2,638
Total assets	$92,139	$101,471
Liabilities
Beneficial interests issued by consolidated variable interest entities	$57,918	$65,977
All other liabilities	1,323	1,487
Total liabilities	$59,241	$67,464
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At both September 30, 2012, and December 31, 2011, the Firm provided limited program-wide credit enhancement of $3.1 billion related to its Firm-administered multi-seller conduits, which are eliminated in consolidation. For further discussion, see Note 15 on pages 177–184 of this Form 10-Q.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Nine months ended September 30,
(in millions, except per share data)	2012	2011
Preferred stock
Balance at January 1	$7,800	$7,800
Issuance of preferred stock	1,258	—
Balance at September 30	9,058	7,800
Common stock
Balance at January 1 and September 30	4,105	4,105
Capital surplus
Balance at January 1	95,602	97,415
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(909)	(2,212)
Other	(262)	(125)
Balance at September 30	94,431	95,078
Retained earnings
Balance at January 1	88,315	73,998
Net income	15,592	15,248
Dividends declared:
Preferred stock	(472)	(472)
Common stock ($0.90 and $0.75 per share)	(3,547)	(3,048)
Balance at September 30	99,888	85,726
Accumulated other comprehensive income
Balance at January 1	944	1,001
Other comprehensive income	3,482	963
Balance at September 30	4,426	1,964
Shares held in RSU Trust, at cost
Balance at January 1 and September 30	(38)	(53)
Treasury stock, at cost
Balance at January 1	(13,155)	(8,160)
Purchase of treasury stock	(1,415)	(7,877)
Reissuance from treasury stock	2,393	3,704
Balance at September 30	(12,177)	(12,333)
Total stockholders’ equity	$199,693	$182,287
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Nine months ended September 30,
(in millions)	2012	2011
Operating activities
Net income	$15,592	$15,248
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	2,729	5,390
Depreciation and amortization	3,177	3,176
Amortization of intangibles	566	641
Deferred tax expense/(benefit)	755	(483)
Investment securities gains	(2,008)	(1,546)
Stock-based compensation	2,023	2,095
Originations and purchases of loans held-for-sale	(20,032)	(48,785)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	21,476	50,719
Net change in:
Trading assets	(2,763)	8,197
Securities borrowed	8,960	(7,987)
Accrued interest and accounts receivable	(683)	(1,949)
Other assets	(1,805)	(18,798)
Trading liabilities	8,112	23,013
Accounts payable and other liabilities	(2,584)	32,386
Other operating adjustments	(3,925)	5,201
Net cash provided by operating activities	29,590	66,518
Investing activities
Net change in:
Deposits with banks	(19,110)	(107,190)
Federal funds sold and securities purchased under resale agreements	(46,432)	(25,174)
Held-to-maturity securities:
Proceeds	3	5
Available-for-sale securities:
Proceeds from maturities	84,716	58,740
Proceeds from sales	73,111	60,916
Purchases	(149,150)	(138,473)
Proceeds from sales and securitizations of loans held-for-investment	4,860	9,078
Other changes in loans, net	(16,110)	(27,805)
Net cash received in business acquisitions or dispositions	90	37
All other investing activities, net	(1,699)	199
Net cash used in investing activities	(69,721)	(169,667)
Financing activities
Net change in:
Deposits	11,683	178,063
Federal funds purchased and securities loaned or sold under repurchase agreements	43,643	(38,094)
Commercial paper and other borrowed funds	5,687	13,845
Beneficial interests issued by consolidated variable interest entities	(4,312)	1,702
Proceeds from long-term borrowings and trust preferred capital debt securities	51,845	45,253
Payments of long-term borrowings and trust preferred capital debt securities	(70,685)	(56,819)
Excess tax benefits related to stock-based compensation	243	778
Proceeds from issuance of preferred stock	1,234	—
Treasury stock and warrants repurchased	(1,653)	(8,000)
Dividends paid	(3,716)	(2,626)
All other financing activities, net	(348)	(1,737)
Net cash provided by financing activities	33,621	132,365
Effect of exchange rate changes on cash and due from banks	251	(17)
Net (decrease)/increase in cash and due from banks	(6,259)	29,199
Cash and due from banks at the beginning of the period	59,602	27,567
Cash and due from banks at the end of the period	$53,343	$56,766
Cash interest paid	$8,780	$10,745
Cash income taxes paid, net	1,549	5,770
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 213–216 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”),
a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small business, commercial banking, financial transaction processing, asset management and private equity. For a discussion of the Firm’s business segments, see Note 24 on pages 207–209 of this Form
10-Q.
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
Certain amounts reported in prior periods have been reclassified to conform with the current presentation.

Note 2 – Business changes and developments
Increase in common stock dividend
On March 13, 2012, the Board of Directors increased the Firm’s quarterly common stock dividend from $0.25 to $0.30 per share, effective with the dividend paid on April 30, 2012, to shareholders of record on April 5, 2012.
Issuance of preferred stock
On August 27, 2012, the Firm issued $1.3 billion of fixed–rate noncumulative perpetual preferred stock.
Redemption of outstanding trust preferred capital debt securities
On July 12, 2012, JPMorgan Chase redeemed $9.0 billion, or 100% of the liquidation amount, of the following trust preferred capital debt securities: JPMorgan Chase Capital XV, JPMorgan Chase Capital XVII, JPMorgan Chase Capital XVIII, JPMorgan Chase Capital XX, JPMorgan Chase Capital XXII, JPMorgan Chase Capital XXV, JPMorgan Chase Capital XXVI, JPMorgan Chase Capital XXVII, and JPMorgan Chase Capital XXVIII. Other income for the three months ended September 30, 2012, reflected $888 million of pretax extinguishment gains related to adjustments applied to the cost basis of the redeemed trust preferred capital debt securities during the period they were in a qualified hedge accounting relationship. For a further discussion of trust preferred capital debt securities, see Note 21 Long-term debt on pages 273-275 of JPMorgan Chase’s 2011 Annual Report.
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
As the Firm provides relief to borrowers under the Refi and

Consumer Relief Programs, the Firm receives credits that reduce its remaining obligation under these programs. If the Firm does not meet certain targets set forth in the global settlement agreement for providing relief under these programs within certain prescribed time periods, the Firm must instead make additional cash payments. In general, 75% of the targets must be met within two years of the date of the global settlement and 100% must be achieved within three years of that date. The Firm expects to file its first quarterly report concerning its compliance with the global settlement with the Office of Mortgage Settlement Oversight in November 2012. The report will include information regarding refinancings completed under the Refi Program and relief provided to borrowers under the Consumer Relief Program, as well as credits earned by the Firm under the global settlement as a result of performing such actions.
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
For further information on this global settlement, see Loans in Note 13 on pages 154–175 and Mortgage Foreclosure Investigations and Litigation in Note 23 on pages 203–204 of this Form 10-Q.
Washington Mutual, Inc. bankruptcy plan confirmation
On February 17, 2012, a bankruptcy court confirmed the joint plan containing the global settlement agreement resolving numerous disputes among Washington Mutual, Inc. (“WMI”), JPMorgan Chase and the Federal Deposit Insurance Corporation (“FDIC”) as well as significant creditor groups (the “WaMu Global Settlement”). The WaMu Global Settlement was finalized on March 19, 2012, pursuant to the execution of a definitive agreement and court approval, and the Firm recognized additional assets, including certain pension-related assets, as well as tax refunds, resulting in a pretax gain of $1.1 billion for the three months ended March 31, 2012. For additional information related to the WaMu Global Settlement, see Washington Mutual Litigations in Note 23 on pages 205–206 of this Form 10-Q.

Subsequent events
Hurricane Sandy
On October 29, 2012, the mid-Atlantic and Northeast regions of the U.S. were affected by Hurricane Sandy, which caused major flooding and wind damage and resulted in major disruptions to individuals and businesses and significant damage to homes and communities in the affected regions. Despite the damage and disruption to many of its branches and facilities, the Firm has been assisting its customers, clients and borrowers in the affected areas. The Firm has continued to dispense cash via ATMs and branches, loan money, provide liquidity to customers, and settle trades, and has waived a number of checking account and loan fees, including late payment fees. The potential financial impact from Hurricane Sandy on the Firm will be dependent upon a number of factors, such as the amount of credit extended to affected persons and businesses, the extent of damage, and the borrower's financial condition, including the amount of insurance proceeds and governmental assistance available to them.  The Firm is in the early stages of quantifying the potential impact from Hurricane Sandy on its financial results of operations.

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

The following table presents the asset and liabilities reported at fair value as of September 30, 2012, and December 31, 2011, by major product category and fair value hierarchy.
Assets and liabilities measured at fair value on a recurring basis

	Fair value hierarchy					Netting adjustments
September 30, 2012 (in millions)	Level 1(h)	Level 2(h)		Level 3(h)			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$26,327		$—		$—	$26,327
Securities borrowed	—	11,412		—		—	11,412
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	27,419	5,007		60		—	32,486
Residential – nonagency	—	5,907		666		—	6,573
Commercial – nonagency	—	961		1,367		—	2,328
Total mortgage-backed securities	27,419	11,875		2,093		—	41,387
U.S. Treasury and government agencies(a)	18,235	9,076		—		—	27,311
Obligations of U.S. states and municipalities	—	16,336		1,408		—	17,744
Certificates of deposit, bankers’ acceptances and commercial paper	—	5,062		—		—	5,062
Non-U.S. government debt securities	27,049	36,713		57		—	63,819
Corporate debt securities	—	29,939		5,138		—	35,077
Loans(b)	—	26,302		10,646		—	36,948
Asset-backed securities	—	3,761		5,400		—	9,161
Total debt instruments	72,703	139,064		24,742		—	236,509
Equity securities	100,806	2,528		1,176		—	104,510
Physical commodities(c)	15,802	6,154		—		—	21,956
Other	—	3,173		942		—	4,115
Total debt and equity instruments(d)	189,311	150,919		26,860		—	367,090
Derivative receivables:
Interest rate	2,215	1,378,796		7,181		(1,345,465)	42,727
Credit	—	102,298		8,196		(107,110)	3,384
Foreign exchange	622	124,070		3,850		(116,791)	11,751
Equity	2	43,033		5,362		(38,779)	9,618
Commodity	369	45,978		2,565		(36,429)	12,483
Total derivative receivables(e)	3,208	1,694,175		27,154		(1,644,574)	79,963
Total trading assets	192,519	1,845,094		54,014		(1,644,574)	447,053
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	86,453	8,582		—		—	95,035
Residential – nonagency	—	74,172		668		—	74,840
Commercial – nonagency	—	11,921		164		—	12,085
Total mortgage-backed securities	86,453	94,675		832		—	181,960
U.S. Treasury and government agencies(a)	7,891	3,264		—		—	11,155
Obligations of U.S. states and municipalities	36	22,156		187		—	22,379
Certificates of deposit	—	3,534		—		—	3,534
Non-U.S. government debt securities	38,888	23,542		—		—	62,430
Corporate debt securities	—	43,603		—		—	43,603
Asset-backed securities:
Collateralized loan obligations	—	—		26,222		—	26,222
Other	—	11,835		137		—	11,972
Equity securities	2,599	38		—		—	2,637
Total available-for-sale securities	135,867	202,647		27,378		—	365,892
Loans	—	417		2,333		—	2,750
Mortgage servicing rights	—	—		7,080		—	7,080
Other assets:
Private equity investments(f)	282	355		7,104		—	7,741
All other	4,523	244		4,363		—	9,130
Total other assets	4,805	599		11,467		—	16,871
Total assets measured at fair value on a recurring basis	$333,191	$2,086,496	(g)	$102,272	(g)	$(1,644,574)	$877,385
Deposits	$—	$3,477		$1,973		$—	$5,450
Federal funds purchased and securities loaned or sold under repurchase agreements	—	8,121		—		—	8,121
Other borrowed funds	—	9,925		1,327		—	11,252
Trading liabilities:
Debt and equity instruments(d)	55,948	15,360		163		—	71,471
Derivative payables:
Interest rate	2,869	1,337,188		3,490		(1,314,759)	28,788
Credit	—	104,884		5,586		(107,142)	3,328
Foreign exchange	659	136,852		5,641		(126,390)	16,762
Equity	—	40,291		7,559		(36,747)	11,103
Commodity	342	47,880		2,568		(37,309)	13,481
Total derivative payables(e)	3,870	1,667,095		24,844		(1,622,347)	73,462
Total trading liabilities	59,818	1,682,455		25,007		(1,622,347)	144,933
Accounts payable and other liabilities	—	—		38		—	38
Beneficial interests issued by consolidated VIEs	—	274		902		—	1,176
Long-term debt	—	22,384		8,472		—	30,856
Total liabilities measured at fair value on a recurring basis	$59,818	$1,726,636		$37,719		$(1,622,347)	$201,826

	Fair value hierarchy					Netting adjustments
December 31, 2011 (in millions)	Level 1(h)	Level 2(h)		Level 3(h)			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$22,191		$—		$—	$22,191
Securities borrowed	—	15,308		—		—	15,308
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	27,082	7,801		86		—	34,969
Residential – nonagency	—	2,956		796		—	3,752
Commercial – nonagency	—	870		1,758		—	2,628
Total mortgage-backed securities	27,082	11,627		2,640		—	41,349
U.S. Treasury and government agencies(a)	11,508	8,391		—		—	19,899
Obligations of U.S. states and municipalities	—	15,117		1,619		—	16,736
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,615		—		—	2,615
Non-U.S. government debt securities	18,618	40,080		104		—	58,802
Corporate debt securities	—	33,938		6,373		—	40,311
Loans(b)	—	21,589		12,209		—	33,798
Asset-backed securities	—	2,406		7,965		—	10,371
Total debt instruments	57,208	135,763		30,910		—	223,881
Equity securities	93,799	3,502		1,177		—	98,478
Physical commodities(c)	21,066	4,898		—		—	25,964
Other	—	2,283		880		—	3,163
Total debt and equity instruments(d)	172,073	146,446		32,967		—	351,486
Derivative receivables:
Interest rate	1,324	1,433,469		6,728		(1,395,152)	46,369
Credit	—	152,569		17,081		(162,966)	6,684
Foreign exchange	833	162,689		4,641		(150,273)	17,890
Equity	—	43,604		4,132		(40,943)	6,793
Commodity	4,561	50,409		2,459		(42,688)	14,741
Total derivative receivables(e)	6,718	1,842,740		35,041		(1,792,022)	92,477
Total trading assets	178,791	1,989,186		68,008		(1,792,022)	443,963
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	92,426	14,681		—		—	107,107
Residential – nonagency	—	67,554		3		—	67,557
Commercial – nonagency	—	10,962		267		—	11,229
Total mortgage-backed securities	92,426	93,197		270		—	185,893
U.S. Treasury and government agencies(a)	3,837	4,514		—		—	8,351
Obligations of U.S. states and municipalities	36	16,246		258		—	16,540
Certificates of deposit	—	3,017		—		—	3,017
Non-U.S. government debt securities	25,381	19,884		—		—	45,265
Corporate debt securities	—	62,176		—		—	62,176
Asset-backed securities:
Collateralized loan obligations	—	116		24,745		—	24,861
Other	—	15,760		213		—	15,973
Equity securities	2,667	38		—		—	2,705
Total available-for-sale securities	124,347	214,948		25,486		—	364,781
Loans	—	450		1,647		—	2,097
Mortgage servicing rights	—	—		7,223		—	7,223
Other assets:
Private equity investments(f)	99	706		6,751		—	7,556
All other	4,336	233		4,374		—	8,943
Total other assets	4,435	939		11,125		—	16,499
Total assets measured at fair value on a recurring basis	$307,573	$2,243,022	(g)	$113,489	(g)	$(1,792,022)	$872,062
Deposits	$—	$3,515		$1,418		$—	$4,933
Federal funds purchased and securities loaned or sold under repurchase agreements	—	6,817		—		—	6,817
Other borrowed funds	—	8,069		1,507		—	9,576
Trading liabilities:
Debt and equity instruments(d)	50,830	15,677		211		—	66,718
Derivative payables:
Interest rate	1,537	1,395,113		3,167		(1,371,807)	28,010
Credit	—	155,772		9,349		(159,511)	5,610
Foreign exchange	846	159,258		5,904		(148,573)	17,435
Equity	—	39,129		7,237		(36,711)	9,655
Commodity	3,114	53,684		3,146		(45,677)	14,267
Total derivative payables(e)	5,497	1,802,956		28,803		(1,762,279)	74,977
Total trading liabilities	56,327	1,818,633		29,014		(1,762,279)	141,695
Accounts payable and other liabilities	—	—		51		—	51
Beneficial interests issued by consolidated VIEs	—	459		791		—	1,250
Long-term debt	—	24,410		10,310		—	34,720
Total liabilities measured at fair value on a recurring basis	$56,327	$1,861,903		$43,091		$(1,762,279)	$199,042

(a)
At September 30, 2012, and December 31, 2011, included total U.S. government-sponsored enterprise obligations of $110.4 billion and $122.4 billion, respectively, which were predominantly mortgage-related.

(b)
At September 30, 2012, and December 31, 2011, included within trading loans were $22.9 billion and $20.1 billion, respectively, of residential first-lien mortgages, and $2.3 billion and $2.0 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $13.8 billion and $11.0 billion, respectively, and reverse mortgages of $4.0 billion and $4.0 billion, respectively.

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

(e)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivables and payables balances would be $9.6 billion and $11.7 billion at September 30, 2012, and December 31, 2011, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(f)
Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost basis of the private equity investment portfolio totaled $8.5 billion and $9.5 billion at September 30, 2012, and December 31, 2011, respectively.

(g)
Includes investments in hedge funds, private equity funds, real estate and other funds that do not have readily determinable fair values. The Firm uses net asset value per share when measuring the fair value of these investments. At September 30, 2012, and December 31, 2011, the fair values of these investments were $5.0 billion and $5.5 billion, respectively, of which $1.1 billion and $1.2 billion, respectively were classified in level 2, and $3.9 billion and $4.3 billion, respectively, in level 3.

(h)
For the three and nine months ended September 30, 2012 and 2011, there were no significant transfers between levels 1 and 2 and from level 2 into level 3. For the nine months ended September 30, 2012, transfers from level 3 into level 2 included $1.2 billion of derivative payables based on increased observability of certain structured equity derivatives and $1.6 billion of long-term debt due to a decrease in valuation uncertainty of certain equity structured notes. There were no significant transfers from level 3 into level 2 during the three months ended September 30, 2012. For the three and nine months ended September 30, 2011, transfers from level 3 into level 2 were not significant. All transfers are assumed to occur at the beginning of the reporting period.

Level 3 valuations
The Firm has established well-documented processes for determining fair value, including for instruments where fair value is estimated using significant unobservable inputs (level 3). For further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments, see Note 3 on pages 184–198 of JPMorgan Chase’s 2011 Annual Report.
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
The following table presents the Firm’s primary level 3 financial instruments, the valuation techniques used to measure the fair value of those financial instruments, the significant unobservable inputs and the range of values for those inputs. While the determination to classify an instrument within level 3 is based on the significance of the unobservable inputs to the overall fair value measurement, level 3 financial instruments typically include observable components (that is, components that are actively quoted and can be validated to external sources) in addition to the unobservable components. The level 1 and/or level 2 inputs are not included in the table. In addition, the Firm manages the risk of the observable components of level 3 financial instruments using securities and derivative positions that are classified within levels 1 or 2 of the fair value hierarchy.
The range of values presented in the table is representative of the highest and lowest level input used to value the significant instruments within a classification. The input range does not reflect the level of input uncertainty, instead it is driven by the different underlying characteristics of the various instruments within the classification.
For more information on valuation inputs and control, see Note 3 on pages 184–198 of JPMorgan Chase’s 2011 Annual Report.

Level 3 inputs(a)
September 30, 2012 (in millions, except for ratios and basis points)
Product/Instrument	Fair value	Principal valuation technique	Unobservable inputs	Range of input values
Residential mortgage-backed securities and loans	$10,051	Discounted cash flows	Yield	4%	-	19%
			Prepayment speed	0%	-	36%
			Conditional default rate	0%	-	100%
			Loss severity	0%	-	95%
Commercial mortgage-backed securities and loans(b)	1,832	Discounted cash flows	Yield	0%	-	32%
			Conditional default rate	0%	-	26%
			Loss severity	0%	-	40%
Corporate debt securities, obligations of U.S. states and municipalities, and other(c)	18,971	Discounted cash flows	Credit spread	130 bps	-	250 bps
			Yield	0%	-	38%
		Market comparables	Price	24	-	125
Net interest rate derivatives	3,691	Option pricing	Interest rate correlation	(75)%	-	100%
			Interest rate spread volatility	0%	-	60%
Net credit derivatives(b)	2,610	Discounted cash flows	Credit correlation	20%	-	90%
Net foreign exchange derivatives	(1,791)	Option pricing	Foreign exchange correlation	(75)%	-	40%
Net equity derivatives	(2,197)	Option pricing	Equity volatility	5%	-	55%
Net commodity derivatives	(3)	Option pricing	Commodity volatility	30%	-	52%
Collateralized loan obligations(d)	30,080	Discounted cash flows	Default correlation	99%
			Credit spread	135 bps	-	225 bps
			Prepayment speed	20%
			Conditional default rate	3%	-	75%
			Loss severity	48%	-	100%
Mortgage servicing rights (“MSRs”)	7,080	Discounted cash flows	Refer to Note 16 on pages 184–187 of this Form 10-Q.
Private equity direct investments	5,186	Market comparables	EBITDA multiple	2.6x	-	12.5x
			Liquidity adjustment	0%	-	30%
Private equity fund investments	1,918	Net asset value	Net asset value(f)
Long-term debt, other borrowed funds, and deposits(e)	11,772	Option pricing	Interest rate correlation	(75)%	-	100%
			Foreign exchange correlation	(75)%	-	40%
			Equity correlation	(40)%	-	85%
		Discounted cash flows	Credit correlation	20%	-	80%

(a)	The categories presented in the table have been aggregated based upon product type which may differ from their classification on the Consolidated Balance Sheet.

(b)
The unobservable inputs and associated input ranges for approximately $1.4 billion in credit derivative receivables and $1.3 billion in credit derivative payables with underlying mortgage risk have been included in the inputs and ranges provided for commercial mortgage-backed securities and loans.

(c)
Approximately 19% of instruments in this category include price as an unobservable input. This balance includes certain securities and illiquid trading loans, which are generally valued using comparable prices and/or yields for similar instruments.

(d)
Collateralized loan obligations (“CLOs”) are securities backed by corporate loans. At September 30, 2012, $26.2 billion of CLOs were held in the available–for–sale (“AFS”) securities portfolio and $3.9 billion were included in asset-backed securities held in the trading portfolio. Substantially all of the securities are rated “AAA”, “AA” and “A”. For a further discussion of CLOs held in the AFS securities portfolio, see Note 11 on pages 148–153 of this Form 10-Q.

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

Changes in and ranges of unobservable inputs
The following provides a description of the impact on a fair value measurement of a change in an unobservable input, and the interrelationship between unobservable inputs, where relevant and significant. The impact of changes in inputs may not be independent as a change in one unobservable input may give rise to a change in another unobservable input. The descriptions provided below indicate the impact of a change in an input in isolation. Where relationships exist between two unobservable inputs, those relationships are discussed below. Relationships may also exist between observable and unobservable inputs (for example, as observable interest rates rise, unobservable prepayment rates decline). Such relationships have not been included in the discussion below. In addition, for each of the individual relationships described below, the inverse relationship would also generally apply.
For each of the level 3 inputs the range of values used in the valuation of the Firm’s position will vary, potentially significantly, based on the attributes of the underlying instruments that are being valued. Therefore, the ranges of inputs provided are not indicative of the level of valuation uncertainty for the underlying instruments. For example, two option contracts may have similar levels of market risk exposure and valuation uncertainty, but have significantly different implied volatility levels because the option contracts have different underlyings, tenors, or strike prices. The following provides a description of attributes of the underlying instruments and external market factors that affect the range of the inputs used in the valuation of the Firm’s positions.
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
The yield and the credit spread of a particular mortgage backed security or CLO primarily reflect the risk inherent in the instrument. The yield is also impacted by the absolute level of the coupon paid by the instrument (which may not correspond directly to the level of inherent risk). Therefore, the range of yield and credit spreads reflects the range of risk inherent in various instruments owned by the Firm. The risk inherent in mortgage backed securities is driven by the subordination of the security being valued and the characteristics of the underlying mortgages within the collateralized pool, including borrower FICO scores, loan to value ratios for residential mortgages and the nature of the property and/or any tenants for commercial mortgages. For CLOs, credit spread reflects the subordination of the investment, the credit quality of underlying borrowers and the specific terms of the loans within the CLO structure. For corporate debt securities, obligations of US States and municipals and other similar instruments, credit spreads reflect the credit quality of the obligor and the tenor of the obligation.
Performance rates of underlying collateral in collateralized obligations (e.g., MBS, CLOs, etc.)
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

Prepayment speeds may vary from collateral pool to collateral pool, and are driven by the type and location of the underlying borrower, the remaining tenor of the obligation as well as the level and type (e.g. fixed or floating) of interest rate being paid by the borrower.
Conditional default rate – The conditional default rate is a measure of the reduction in the outstanding collateral balance underlying a collateralized obligation as a result of defaults. While there is typically no direct relationship between conditional default rates and prepayment speeds, collateralized obligations for which the underlying collateral have high prepayment speeds will tend to have lower conditional default rates. An increase in conditional default rates would generally be accompanied by an increase in loss severity and an increase in credit spreads. An increase in the conditional default rate, in isolation, would result in a decrease in a fair value measurement. Conditional default rates reflect the quality of the collateral underlying a securitization and the structure of the securitization itself. Based on the types of securities owned in the Firm’s market making portfolios, conditional default rates are most typically at the lower end of the range presented.
Loss severity – The loss severity (the inverse concept is termed the recovery rate) is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance. An increase in loss severity is generally accompanied by an increase in conditional default rates. An increase in the loss severity, in isolation, would result in a decrease in a fair value measurement.
The loss severity applied in valuing a mortgage backed security or a CLO investment depends on a host of factors relating to the underlying obligations (i.e. mortgages or loans). For mortgages this includes the loan to value ratio, the nature of the lender’s charge over the property and various other instrument-specific factors. For CLO investments, loss severity is driven by the characteristics of the underlying loans including the seniority of the loans and the type and amount of any security provided by the obligor.
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
The level of correlation used in the valuation of derivatives with multiple underlying risks depends on a number of factors including the nature of those risks. For example, the correlation between two credit risk exposures would be different to that between two interest rate risk exposures. Similarly, the tenor of the transaction may also impact the correlation input as the relationship between the underlying risks may be different over different time periods.
Volatility
Volatility is a measure of the variability in possible returns for an instrument, parameter or market index given how much the particular instrument, parameter or index changes in value over time. Volatility is a pricing input for options, including equity options, commodity options, and interest rate options. Generally, the higher the volatility of the underlying, the riskier the instrument. Given a long position in an option, an increase in volatility, in isolation, would generally result in an increase in a fair value measurement.
The level of volatility used in the valuation of a particular option based derivative depends on a number of factors, including the nature of the risk underlying the option (e.g., the volatility of a particular equity security may be significantly different from that of a particular commodity index), the tenor of the derivative as well as the strike price of the option.
EBITDA multiple
EBITDA multiples refer to the input (often derived from the value of a comparable company) that is multiplied by the historic and/or expected earnings before interest, tax,

depreciation and amortization (“EBITDA”) of a company in order to estimate the company’s value. An increase in the EBITDA multiple, in isolation, net of adjustments, would result in an increase in a fair value measurement. The EBITDA multiple used to value a private equity investment varies depending on the industry, size and performance of the investee company.
Net asset value
Net asset value is the total value of a fund’s assets less liabilities. An increase in net asset value would result in an increase in a fair value measurement.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated Balance Sheet amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and nine months ended September 30, 2012 and 2011. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2012 (in millions)	Fair value at July 1, 2012	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(g)	Fair value at September 30, 2012	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2012
				Purchases(f)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$70	$(10)		$—	$—		$—	$—	$60	$(3)
Residential – nonagency	671	54		155	(168)		(45)	(1)	666	36
Commercial – nonagency	1,357	22		56	(42)		(26)	—	1,367	26
Total mortgage-backed securities	2,098	66		211	(210)		(71)	(1)	2,093	59
Obligations of U.S. states and municipalities	1,459	(1)		6	(56)		—	—	1,408	—
Non-U.S. government debt securities	70	(2)		130	(140)		(1)	—	57	(4)
Corporate debt securities	5,234	(1)		1,532	(1,380)		(242)	(5)	5,138	52
Loans	10,915	392		1,119	(684)		(1,102)	6	10,646	299
Asset-backed securities	6,809	135		634	(2,053)		(125)	—	5,400	126
Total debt instruments	26,585	589		3,632	(4,523)		(1,541)	—	24,742	532
Equity securities	1,236	(11)		135	(147)		(41)	4	1,176	(27)
Other	955	47		8	(49)		(19)	—	942	40
Total trading assets – debt and equity instruments	28,776	625	(b)	3,775	(4,719)		(1,601)	4	26,860	545	(b)
Net derivative receivables:
Interest rate	3,692	2,317		89	(82)		(2,311)	(14)	3,691	1,295
Credit	4,448	(1,491)		18	(38)		(327)	—	2,610	(1,395)
Foreign exchange	(1,488)	(263)		33	(5)		(24)	(44)	(1,791)	(205)
Equity	(1,983)	(118)		426	(564)		52	(10)	(2,197)	(180)
Commodity	17	(392)		11	(1)		313	49	(3)	(163)
Total net derivative receivables	4,686	53	(b)	577	(690)		(2,297)	(19)	2,310	(648)	(b)
Available-for-sale securities:
Asset-backed securities	25,692	168		1,334	(24)		(811)	—	26,359	167
Other	622	1		406	—		(10)	—	1,019	1
Total available-for-sale securities	26,314	169	(c)	1,740	(24)		(821)	—	27,378	168	(c)
Loans	2,520	110	(b)	494	—		(854)	63	2,333	101	(b)
Mortgage servicing rights	7,118	(329)	(d)	606	(23)		(292)	—	7,080	(329)	(d)
Other assets:
Private equity investments	6,702	23	(b)	762	(93)		(290)	—	7,104	(77)	(b)
All other	4,448	7	(e)	90	(53)		(129)	—	4,363	6	(e)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2012 (in millions)	Fair value at July 1, 2012	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(g)	Fair value at September 30, 2012	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2012
				Purchases(f)	Sales	Issuances	Settlements
Liabilities:(a)
Deposits	$1,876	$58	(b)	$—	$—	$240	$(88)	$(113)	$1,973	$45	(b)
Other borrowed funds	1,107	71	(b)	—	—	374	(421)	196	1,327	156	(b)
Trading liabilities – debt and equity instruments	360	8	(b)	(583)	377	—	1	—	163	6
Accounts payable and other liabilities	42	—		—	—	—	(4)	—	38	—
Beneficial interests issued by consolidated VIEs	745	88	(b)	—	—	153	(84)	—	902	39	(b)
Long-term debt	8,856	647	(b)	—	—	647	(1,666)	(12)	8,472	762	(b)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2011 (in millions)	Fair value at July 1, 2011	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(g)	Fair value at September 30, 2011	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2011
				Purchases(f)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$165	$3		$—	$—		$(15)	$(58)	$95	$(6)
Residential – nonagency	863	(13)		104	(98)		(51)	2	807	(41)
Commercial – nonagency	1,843	12		121	(82)		(59)	—	1,835	2
Total mortgage-backed securities	2,871	2		225	(180)		(125)	(56)	2,737	(45)
Obligations of U.S. states and municipalities	1,855	11		68	(369)		—	—	1,565	10
Non-U.S. government debt securities	82	5		201	(166)		(24)	—	98	5
Corporate debt securities	5,606	(60)		1,388	(1,570)		(175)	71	5,260	(35)
Loans	11,742	14		1,547	(988)		(880)	149	11,584	(81)
Asset-backed securities	8,319	(453)		1,698	(1,065)		(61)	3	8,441	(458)
Total debt instruments	30,475	(481)		5,127	(4,338)		(1,265)	167	29,685	(604)
Equity securities	1,408	75		40	(272)		(22)	(23)	1,206	51
Other	908	(2)		9	(2)		(25)	—	888	(12)
Total trading assets – debt and equity instruments	32,791	(408)	(b)	5,176	(4,612)		(1,312)	144	31,779	(565)	(b)
Net derivative receivables:
Interest rate	3,117	1,943		97	(52)		(1,432)	(206)	3,467	931
Credit	4,733	3,909		19	(7)		183	—	8,837	3,712
Foreign exchange	(536)	(1,236)		51	(15)		179	(31)	(1,588)	(1,250)
Equity	(3,203)	(85)		117	(309)		91	1	(3,388)	(177)
Commodity	(1,274)	380		64	(5)		(22)	90	(767)	287
Total net derivative receivables	2,837	4,911	(b)	348	(388)		(1,001)	(146)	6,561	3,503	(b)
Available-for-sale securities:
Asset-backed securities	15,402	(453)		9,349	(1,392)		(1,376)	—	21,530	(457)
Other	501	(2)		57	—		(17)	—	539	(2)
Total available-for-sale securities	15,903	(455)	(c)	9,406	(1,392)		(1,393)	—	22,069	(459)	(c)
Loans	1,472	167	(b)	120	(9)		(151)	15	1,614	163	(b)
Mortgage servicing rights	12,243	(4,575)	(d)	624	—		(459)	—	7,833	(4,575)	(d)
Other assets:
Private equity investments	8,022	(469)	(b)	49	(691)		(156)	(166)	6,589	(372)	(b)
All other	4,449	(50)	(e)	154	(19)		(47)	—	4,487	(56)	(e)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2011 (in millions)	Fair value at July 1, 2011	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(g)	Fair value at September 30, 2011	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2011
				Purchases(f)	Sales	Issuances	Settlements
Liabilities:(a)
Deposits	$863	$(1)	(b)	$—	$—	$29	$(241)	$—	$650	$(11)	(b)
Other borrowed funds	2,078	(241)	(b)	—	—	157	(145)	—	1,849	(7)	(b)
Trading liabilities – debt and equity instruments	197	7	(b)	(111)	296	—	(79)	—	310	—	(b)
Accounts payable and other liabilities	73	1	(e)	—	—	—	(6)	—	68	1	(e)
Beneficial interests issued by consolidated VIEs	430	10	(b)	—	—	2	(78)	—	364	(4)	(b)
Long-term debt	13,534	(131)	(b)	—	—	394	(865)	209	13,141	98	(b)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2012 (in millions)	Fair value at January 1, 2012	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(g)	Fair value at September 30, 2012	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2012
				Purchases(f)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$86	$(31)		$5	$—		$—	$—	$60	$(11)
Residential – nonagency	796	105		334	(426)		(120)	(23)	666	67
Commercial – nonagency	1,758	(25)		186	(371)		(81)	(100)	1,367	(14)
Total mortgage-backed securities	2,640	49		525	(797)		(201)	(123)	2,093	42
Obligations of U.S. states and municipalities	1,619	(2)		335	(540)		(4)	—	1,408	(8)
Non-U.S. government debt securities	104	1		473	(500)		(21)	—	57	(3)
Corporate debt securities	6,373	204		5,468	(4,085)		(2,447)	(375)	5,138	301
Loans	12,209	687		3,332	(1,976)		(3,032)	(574)	10,646	404
Asset-backed securities	7,965	147		1,912	(3,987)		(638)	1	5,400	88
Total debt instruments	30,910	1,086		12,045	(11,885)		(6,343)	(1,071)	24,742	824
Equity securities	1,177	(88)		247	(204)		(54)	98	1,176	(44)
Other	880	201		58	(97)		(100)	—	942	203
Total trading assets – debt and equity instruments	32,967	1,199	(b)	12,350	(12,186)		(6,497)	(973)	26,860	983	(b)
Net derivative receivables:
Interest rate	3,561	5,672		389	(180)		(5,366)	(385)	3,691	1,564
Credit	7,732	(3,677)		122	(81)		(1,487)	1	2,610	(3,098)
Foreign exchange	(1,263)	(768)		78	(183)		395	(50)	(1,791)	(691)
Equity	(3,105)	47		1,279	(1,642)		151	1,073	(2,197)	(537)
Commodity	(687)	(472)		50	64		958	84	(3)	(280)
Total net derivative receivables	6,238	802	(b)	1,918	(2,022)		(5,349)	723	2,310	(3,042)	(b)
Available-for-sale securities:
Asset-backed securities	24,958	(168)		4,504	(1,171)		(1,880)	116	26,359	(183)
Other	528	33		667	(113)		(96)	—	1,019	8
Total available-for-sale securities	25,486	(135)	(c)	5,171	(1,284)		(1,976)	116	27,378	(175)	(c)
Loans	1,647	686	(b)	1,201	—		(1,345)	144	2,333	678	(b)
Mortgage servicing rights	7,223	(852)	(d)	1,705	(23)		(973)	—	7,080	(852)	(d)
Other assets:
Private equity investments	6,751	310	(b)	1,221	(335)		(797)	(46)	7,104	348	(b)
All other	4,374	(216)	(e)	722	(145)		(372)	—	4,363	(215)	(e)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2012 (in millions)	Fair value at January 1, 2012	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(g)	Fair value at September 30, 2012	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2012
				Purchases(f)	Sales	Issuances	Settlements
Liabilities:(a)
Deposits	$1,418	$224	(b)	$—	$—	$948	$(320)	$(297)	$1,973	$237	(b)
Other borrowed funds	1,507	62	(b)	—	—	1,183	(1,599)	174	1,327	118	(b)
Trading liabilities – debt and equity instruments	211	(9)	(b)	(1,983)	1,976	—	(27)	(5)	163	(4)	(b)
Accounts payable and other liabilities	51	—		—	—	—	(13)	—	38	1	(e)
Beneficial interests issued by consolidated VIEs	791	135	(b)	—	—	207	(231)	—	902	34	(b)
Long-term debt	10,310	595	(b)	—	—	2,521	(3,832)	(1,122)	8,472	664	(b)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2011 (in millions)	Fair value at January 1, 2011	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(g)	Fair value at September 30, 2011	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2011
				Purchases(f)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$174	$32		$28	$(39)		$(42)	$(58)	$95	$(17)
Residential – nonagency	687	114		609	(369)		(175)	(59)	807	12
Commercial – nonagency	2,069	59		686	(826)		(153)	—	1,835	34
Total mortgage-backed securities	2,930	205		1,323	(1,234)		(370)	(117)	2,737	29
Obligations of U.S. states and municipalities	2,257	11		624	(1,338)		(1)	12	1,565	(3)
Non-U.S. government debt securities	202	9		444	(420)		(63)	(74)	98	11
Corporate debt securities	4,946	(5)		4,817	(4,465)		(292)	259	5,260	(46)
Loans	13,144	335		4,161	(3,765)		(2,033)	(258)	11,584	155
Asset-backed securities	8,460	175		3,671	(3,526)		(361)	22	8,441	(306)
Total debt instruments	31,939	730		15,040	(14,748)		(3,120)	(156)	29,685	(160)
Equity securities	1,685	315		138	(471)		(398)	(63)	1,206	294
Other	930	29		28	(14)		(85)	—	888	32
Total trading assets – debt and equity instruments	34,554	1,074	(b)	15,206	(15,233)		(3,603)	(219)	31,779	166	(b)
Net derivative receivables:
Interest rate	2,836	3,869		442	(171)		(3,335)	(174)	3,467	945
Credit	5,386	3,357		21	(10)		102	(19)	8,837	3,570
Foreign exchange	(614)	(1,718)		167	(18)		641	(46)	(1,588)	(300)
Equity	(2,446)	(63)		352	(881)		(448)	98	(3,388)	343
Commodity	(805)	669		199	(102)		(563)	(165)	(767)	162
Total net derivative receivables	4,357	6,114	(b)	1,181	(1,182)		(3,603)	(306)	6,561	4,720	(b)
Available-for-sale securities:
Asset-backed securities	13,775	128		11,309	(1,418)		(2,264)	—	21,530	(459)
Other	512	(1)		57	(3)		(26)	—	539	—
Total available-for-sale securities	14,287	127	(c)	11,366	(1,421)		(2,290)	—	22,069	(459)	(c)
Loans	1,466	427	(b)	245	(9)		(514)	(1)	1,614	397	(b)
Mortgage servicing rights	13,649	(6,286)	(d)	1,973	—		(1,503)	—	7,833	(6,286)	(d)
Other assets:
Private equity investments	7,862	1,213	(b)	846	(2,736)		(430)	(166)	6,589	(461)	(b)
All other	4,179	(19)	(e)	863	(22)		(485)	(29)	4,487	(23)	(e)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2011 (in millions)	Fair value at January 1, 2011	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(g)	Fair value at September 30, 2011	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2011
				Purchases(f)	Sales	Issuances	Settlements
Liabilities:(a)
Deposits	$773	$(9)	(b)	$—	$—	$245	$(358)	$(1)	$650	$(16)	(b)
Other borrowed funds	1,384	(267)	(b)	—	—	1,060	(330)	2	1,849	(152)	(b)
Trading liabilities – debt and equity instruments	54	2	(b)	(244)	573	—	(79)	4	310	(12)	(b)
Accounts payable and other liabilities	236	(62)	(e)	—	—	—	(106)	—	68	4	(e)
Beneficial interests issued by consolidated VIEs	873	35	(b)	—	—	116	(660)	—	364	(36)	(b)
Long-term debt	13,044	326	(b)	—	—	1,650	(2,327)	448	13,141	209	(b)

(a)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 19% and 22% at September 30, 2012, and December 31, 2011, respectively.

(b)
Predominantly reported in principal transactions revenue, except for changes in fair value for Retail Financial Services (“RFS”) mortgage loans and lending-related commitments originated with the intent to sell, which are reported in mortgage fees and related income.

(c)	Realized gains/(losses) on AFS securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains/

(losses) are reported in OCI. Realized gains/(losses) and foreign exchange remeasurement adjustments recorded in income on AFS securities were $83 million and $(426) million for the three months ended September 30, 2012 and 2011, and were $(81) million and $8 million for the nine months ended September 30, 2012 and 2011, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $86 million and $(29) million for the three months ended September 30, 2012 and 2011, and were $(54) million and $119 million for the nine months ended September 30, 2012 and 2011, respectively.

(d)	Changes in fair value for RFS mortgage servicing rights are reported in mortgage fees and related income.

(e)	Predominantly reported in other income and principal transactions revenue.

(f)	Loan originations are included in purchases.

(g)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the reporting period.

Level 3 analysis
Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 4.6% of total Firm assets at September 30, 2012. Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 12.0% of total Firm assets measured at fair value at September 30, 2012. The following describes significant changes to level 3 assets since December 31, 2011, for those items measured at fair value on a recurring basis. For further information on changes impacting items measured at fair value on a nonrecurring basis, see Assets and liabilities measured at fair value on a nonrecurring basis on page 131 of this Form 10-Q.
Three months ended September 30, 2012
Level 3 assets were $102.3 billion at September 30, 2012, reflecting a decrease of $1.6 billion from the second quarter due to the following:

•	$1.4 billion decrease in asset-backed trading securities, predominantly driven by sales of CLOs;

•
$849 million decrease in derivative receivables, largely driven by a $2.7 billion decrease from the impact of tightening reference entity credit spreads and risk reductions of credit derivatives, partially offset by a $1.2 billion increase due to market movements on equity derivatives;

•	$1.1 billion increase in AFS securities, predominantly driven by purchases of CLOs and residential mortgage-backed securities.
Nine months ended September 30, 2012
Level 3 assets decreased by $11.2 billion in the first nine months of 2012 due to the following:

•
$7.9 billion decrease in derivative receivables, largely driven by a $8.9 billion decrease from the impact of tightening reference entity credit spreads and risk reductions of credit derivatives, partially offset by a $1.2 billion increase due to market movements on equity derivatives;

•	$6.1 billion decrease in trading assets – debt and equity instruments, predominantly driven by sales and settlements of CLOs, trading loans, and corporate debt; and

•	$1.4 billion increase in asset-backed AFS securities, predominantly driven by purchases of CLOs.

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. For further information on these instruments, see Changes in level 3 recurring fair value measurements rollforward tables on pages 125–130 of this Form 10-Q.
Three months ended September 30, 2012

•
$53 million of net gains on derivatives, driven by $2.3 billion of gains on interest rate lock commitments due to increased volumes and declining interest rates, partially offset by $1.5 billion of losses on credit derivatives as a result of tightening of reference entity credit spreads.

Three months ended September 30, 2011

•	$4.6 billion of losses on MSRs. For further discussion of the change, refer to Note 16 on pages 184–187 of this Form 10-Q; and

•	4.9 billion of net gains on derivatives, predominantly driven by widening of credit spreads.
Nine months ended September 30, 2012

•	$1.2 billion of net gains on trading assets - debt and equity instruments, largely driven by sales and settlements of trading loans;

•	$852 million of losses on MSRs. For further discussion of the change, refer to Note 16 on pages 184–187 of this Form 10-Q; and

•
$802 million of net gains on derivatives, driven by $5.7 billion of gains predominantly on interest rate lock commitments due to increased volumes and declining interest rates, partially offset by $3.7 billion of losses on credit derivatives largely as a result of tightening of reference entity credit spreads.

Nine months ended September 30, 2011

•	$1.2 billion gain on private equity investments, predominately driven by gains on sales and net increases in investment valuations;

•	$6.1 billion of net gains on derivatives, related to widening of credit spreads and changes in interest rates, partially offset by losses due to fluctuation in foreign exchange rates; and

•	$6.3 billion of losses on MSRs. For further discussion of the change, refer to Note 16 on pages 184–187 of this Form 10-Q.

Credit adjustments
When determining the fair value of an instrument, it may be necessary to record a valuation adjustment to arrive at an exit price under U.S. GAAP. Valuation adjustments include, but are not limited to, amounts to reflect counterparty credit quality (credit valuation adjustments or “CVA”) and the Firm’s own creditworthiness (debit valuation adjustments or “DVA”). The market’s view of the Firm’s credit quality is reflected in credit spreads observed in the credit default swap (“CDS”) market. For a detailed discussion of the valuation adjustments the Firm considers, see the valuation discussion in Note 3 on pages 184–188 of JPMorgan Chase’s 2011 Annual Report.
The following table provides the credit adjustments, excluding the effect of any hedging activity, reflected within the Consolidated Balance Sheets as of the dates indicated.

(in millions)	Sep 30, 2012	Dec 31, 2011
Derivative receivables balance (net of derivatives CVA)	$79,963	$92,477
Derivatives CVA(a)	(4,672)	(6,936)
Derivative payables balance (net of derivatives DVA)	73,462	74,977
Derivatives DVA	(1,102)	(1,420)
Structured notes balance (net of structured notes DVA)(b)(c)	47,558	49,229
Structured notes DVA	(2,007)	(2,052)

(a)	Derivatives CVA, gross of hedges, includes results managed by the Credit Portfolio and other lines of business within the Investment Bank (“IB”).

(b)	Structured notes are recorded within long-term debt, other borrowed funds or deposits on the Consolidated Balance Sheets, depending upon the tenor and legal form of the note.

(c)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 133–135 of this Form 10-Q.
The following table provides the impact of credit adjustments on earnings in the respective periods, excluding the effect of any hedging activity.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Credit adjustments:
Derivative CVA(a)	$1,213	$(3,270)	$2,264	$(2,983)
Derivative DVA	(219)	984	(318)	938
Structured note DVA(b)	8	901	(45)	1,066

(a)	Derivatives CVA, gross of hedges, includes results managed by the Credit Portfolio and other lines of business within IB.

(b)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 133–135 of this Form 10-Q.
Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). At September 30, 2012, assets measured at fair value on a nonrecurring basis were $4.1 billion comprised predominantly of loans that had fair value adjustments in the first nine months of 2012, including collateral-dependent residential real estate loans. At December 31, 2011, assets measured at fair value on a nonrecurring basis were $5.3 billion, comprised predominantly of residential real estate loans that had fair value adjustments during 2011.
At September 30, 2012, $381 million and $3.7 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. At December 31, 2011, $369 million and $4.9 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. Liabilities measured at fair value on a nonrecurring basis were not significant at September 30, 2012, and December 31, 2011. For the three and nine months ended September 30, 2012 and 2011, there were no significant transfers between levels 1, 2, and 3.
For the nine months ended September 30, 2012, the Firm measured $3.0 billion of residential real estate loans at the net realizable value of the underlying collateral (i.e., collateral-dependent loans). These measurements are classified as level 3, as they are valued using a broker’s price opinion and discounted based upon the Firm’s experience with actual liquidation values. These discounts to the broker price opinions ranged from 22% to 65%.
The total change in the recorded value of assets and liabilities for which a fair value adjustment has been included in the Consolidated Statements of Income for the three months ended September 30, 2012 and 2011, related to financial instruments held at those dates, was a reduction of $1.1 billion and $623 million, respectively; and for the nine months ended September 30, 2012 and 2011, was a reduction of $1.9 billion and $1.8 billion, respectively. These reductions in recorded value were predominantly associated with loans. The changes reported in the three and nine months ended September 30, 2012, included the impact of charge-offs recognized on residential real estate loans discharged under Chapter 7 bankruptcy, as described in Note 13 on pages 161–171 of this Form 10-Q.
For additional information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential real estate loans written down in accordance with regulatory charge-off guidance), see Note 13 on pages 154–175 of this Form 10-Q, and Note 14 on pages 231–252 of JPMorgan Chase’s 2011 Annual Report.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated Balance Sheets at fair value
The following table presents the carrying values and estimated fair values at September 30, 2012, of financial assets and liabilities, excluding financial instruments which are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 on pages 184–198 of JPMorgan Chase’s 2011 Annual Report.

	September 30, 2012					December 31, 2011
		Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Estimated fair value
Financial assets
Cash and due from banks	$53.3	$53.3	$—	$—	$53.3	$59.6	$59.6
Deposits with banks	104.3	96.6	7.7	—	104.3	85.3	85.3
Accrued interest and accounts receivable	63.0	—	62.5	0.5	63.0	61.5	61.5
Federal funds sold and securities purchased under resale agreements	255.7	—	255.7	—	255.7	213.1	213.1
Securities borrowed	122.1	—	122.1	—	122.1	127.2	127.2
Loans, net of allowance for loan losses(a)	696.4	—	24.9	673.3	698.2	694.0	693.7
Other	48.6	—	41.4	7.6	49.0	49.8	50.3
Financial liabilities
Deposits	$1,134.2	$—	$1,133.5	$1.2	$1,134.7	$1,122.9	$1,123.4
Federal funds purchased and securities loaned or sold under repurchase agreements	249.1	—	249.1	—	249.1	206.7	206.7
Commercial paper	55.5	—	55.5	—	55.5	51.6	51.6
Other borrowed funds	11.0	—	11.0	—	11.0	12.3	12.3
Accounts payable and other liabilities	165.1	—	160.8	4.2	165.0	166.9	166.8
Beneficial interests issued by consolidated VIEs	56.7	—	52.3	4.6	56.9	64.7	64.9
Long-term debt and junior subordinated deferrable interest debentures	210.3	—	210.3	5.4	215.7	222.1	219.5

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

	September 30, 2012					December 31, 2011
		Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Estimated fair value
Wholesale lending-related commitments	$0.7	$—	$—	$2.5	$2.5	$0.7	$3.4

(a)
Represents the allowance for wholesale lending-related commitments. Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which are recognized at fair value at the inception of guarantees.

The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases, without notice as permitted by law. For a further discussion of the valuation of lending-related commitments, see pages 119–133 of this Note.

Trading assets and liabilities – average balances
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Trading assets – debt and equity instruments(a)	$331,399	$377,840	$344,433	$405,861
Trading assets – derivative receivables	85,303	96,612	88,353	88,344
Trading liabilities – debt and equity instruments(a)(b)	68,467	85,541	69,069	84,246
Trading liabilities – derivative payables	77,851	75,828	77,543	71,058

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
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended September 30,
	2012				2011
(in millions)	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$72	$—		$72	$311	$—		$311
Securities borrowed	10	—		10	(14)	—		(14)
Trading assets:
Debt and equity instruments, excluding loans	157	2	(c)	159	(130)	(6)	(c)	(136)
Loans reported as trading assets:
Changes in instrument-specific credit risk	416	22	(c)	438	(161)	(31)	(c)	(192)
Other changes in fair value	46	2,284	(c)	2,330	(130)	1,830	(c)	1,700
Loans:
Changes in instrument-specific credit risk	4	—		4	16	—		16
Other changes in fair value	99	—		99	160	—		160
Other assets	2	(28)	(d)	(26)	—	47	(d)	47
Deposits(a)	(95)	—		(95)	(97)	—		(97)
Federal funds purchased and securities loaned or sold under repurchase agreements	(16)	—		(16)	(56)	—		(56)
Other borrowed funds(a)	(454)	—		(454)	2,103	—		2,103
Trading liabilities	(35)	—		(35)	(20)	—		(20)
Beneficial interests issued by consolidated VIEs	(9)	—		(9)	14	—		14
Other liabilities	—	—		—	—	(1)	(d)	(1)
Long-term debt:
Changes in instrument-specific credit risk(a)	(166)	—		(166)	874	—		874
Other changes in fair value(b)	(565)	—		(565)	662	—		662

	Nine months ended September 30,
	2012				2011
(in millions)	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$245	$—		$245	$314	$—		$314
Securities borrowed	24	—		24	(13)	—		(13)
Trading assets:
Debt and equity instruments, excluding loans	495	5	(c)	500	141	(7)	(c)	134
Loans reported as trading assets:
Changes in instrument-specific credit risk	1,225	51	(c)	1,276	748	(27)	(c)	721
Other changes in fair value	(128)	5,643	(c)	5,515	8	3,924	(c)	3,932
Loans:
Changes in instrument-specific credit risk	(10)	—		(10)	3	—		3
Other changes in fair value	674	—		674	442	—		442
Other assets	2	(291)	(d)	(289)	—	5	(d)	5
Deposits(a)	(256)	—		(256)	(207)	—		(207)
Federal funds purchased and securities loaned or sold under repurchase agreements	(43)	—		(43)	(35)	—		(35)
Other borrowed funds(a)	393	—		393	3,059	—		3,059
Trading liabilities	(23)	—		(23)	(26)	—		(26)
Beneficial interests issued by consolidated VIEs	(39)	—		(39)	(75)	—		(75)
Other liabilities	—	—		—	(4)	(4)	(d)	(8)
Long-term debt:
Changes in instrument-specific credit risk(a)	(670)	—		(670)	1,073	—		1,073
Other changes in fair value(b)	(957)	—		(957)	545	—		545

(a)
Total changes in instrument-specific credit risk related to structured notes were $8 million and $901 million for the three months ended September 30, 2012 and 2011, and $(45) million and $1.1 billion for the nine months ended September 30, 2012 and 2011, respectively. These totals include adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2012, and December 31, 2011, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	September 30, 2012				December 31, 2011
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$4,619		$1,165	$(3,454)	$4,875		$1,141	$(3,734)
Loans	198		142	(56)	820		56	(764)
Subtotal	4,817		1,307	(3,510)	5,695		1,197	(4,498)
All other performing loans
Loans reported as trading assets	39,526		35,783	(3,743)	37,481		32,657	(4,824)
Loans	3,119		2,176	(943)	2,136		1,601	(535)
Total loans	$47,462		$39,266	$(8,196)	$45,312		$35,455	$(9,857)
Long-term debt
Principal-protected debt	$17,147	(c)	$17,201	$54	$19,417	(c)	$19,890	$473
Nonprincipal-protected debt(b)	NA		13,655	NA	NA		14,830	NA
Total long-term debt	NA		$30,856	NA	NA		$34,720	NA
Long-term beneficial interests
Nonprincipal-protected debt(b)	NA		1,176	NA	NA		1,250	NA
Total long-term beneficial interests	NA		$1,176	NA	NA		$1,250	NA

(a)	There were no performing loans which were ninety days or more past due as of September 30, 2012, and December 31, 2011, respectively.

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
At September 30, 2012, and December 31, 2011, the contractual amount of letters of credit for which the fair value option was elected was $4.5 billion and $3.9 billion, respectively, with a corresponding fair value of $(75) million and $(5) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 29 on pages 283–289 of JPMorgan Chase’s 2011 Annual Report.

Note 5 – Derivative instruments
JPMorgan Chase makes markets in derivatives for customers and also uses derivatives to hedge or manage its market and credit risk exposures. For a further discussion of the Firm’s use of and accounting policies regarding derivative instruments, see Note 6 on pages 202-210 of JPMorgan Chase’s 2011 Annual Report.
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

Synthetic credit portfolio
The synthetic credit portfolio is a portfolio of index credit derivatives, including short and long positions, that was held by CIO. On July 2, 2012, CIO transferred the synthetic credit portfolio, other than a portion that aggregated to a notional amount of approximately $12 billion, to IB. The positions making up the portion of the synthetic credit portfolio retained by CIO on July 2, 2012, have been effectively closed out as of September 30, 2012. Both the portion of the synthetic credit portfolio transferred to IB, as well as the portion retained by CIO, have been included in the gains and losses on derivatives related to market-making activities and other derivatives category on page 141 of this Note.

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of September 30, 2012, and December 31, 2011.

	Notional amounts(b)
(in billions)	September 30, 2012	December 31, 2011
Interest rate contracts
Swaps	$34,730	$38,704
Futures and forwards	11,852	7,888
Written options	3,884	3,842
Purchased options	3,997	4,026
Total interest rate contracts	54,463	54,460
Credit derivatives(a)	6,198	5,774
Foreign exchange contracts
Cross-currency swaps	3,393	2,931
Spot, futures and forwards	4,447	4,512
Written options	674	674
Purchased options	681	670
Total foreign exchange contracts	9,195	8,787
Equity contracts
Swaps	161	119
Futures and forwards	53	38
Written options	561	460
Purchased options	519	405
Total equity contracts	1,294	1,022
Commodity contracts
Swaps	336	341
Spot, futures and forwards	228	188
Written options	340	310
Purchased options	329	274
Total commodity contracts	1,233	1,113
Total derivative notional amounts	$72,383	$71,156

(a)	Primarily consists of credit default swaps. For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on pages 143–144 of this Note.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.

While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011, by accounting designation (e.g., whether the derivatives were designated in hedge accounting relationships or not) and contract type.

Derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
September 30, 2012 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(c)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(c)
Trading assets and liabilities
Interest rate	$1,381,305	$6,887	$1,388,192	$42,727	$1,340,340	$3,207	$1,343,547	$28,788
Credit	110,494	—	110,494	3,384	110,470	—	110,470	3,328
Foreign exchange(b)	126,393	2,149	128,542	11,751	141,643	1,509	143,152	16,762
Equity	48,397	—	48,397	9,618	47,850	—	47,850	11,103
Commodity	48,743	169	48,912	12,483	48,621	2,169	50,790	13,481
Total fair value of trading assets and liabilities	$1,715,332	$9,205	$1,724,537	$79,963	$1,688,924	$6,885	$1,695,809	$73,462

	Gross derivative receivables				Gross derivative payables
December 31, 2011 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(c)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(c)
Trading assets and liabilities
Interest rate	$1,433,900	$7,621	$1,441,521	$46,369	$1,397,625	$2,192	$1,399,817	$28,010
Credit	169,650	—	169,650	6,684	165,121	—	165,121	5,610
Foreign exchange(b)	163,497	4,666	168,163	17,890	165,353	655	166,008	17,435
Equity	47,736	—	47,736	6,793	46,366	—	46,366	9,655
Commodity	53,894	3,535	57,429	14,741	58,836	1,108	59,944	14,267
Total fair value of trading assets and liabilities	$1,868,677	$15,822	$1,884,499	$92,477	$1,833,301	$3,955	$1,837,256	$74,977

(a)	Balances exclude structured notes for which the fair value option has been elected. See Note 4 on pages 133–135 of this Form 10-Q for further information.

(b)	Excludes $11 million of foreign currency-denominated debt designated as a net investment hedge at December 31, 2011. There was no such hedge designation at September 30, 2012.

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
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three and nine months ended September 30, 2012 and 2011, respectively. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income				Income statement impact due to:
Three months September 30, 2012 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$(309)		$266	$(43)	$(35)	$(8)
Foreign exchange(b)	(2,580)	(d)	2,521	(59)	—	(59)
Commodity(c)	(2,485)		1,685	(800)	(9)	(791)
Total	$(5,374)		$4,472	$(902)	$(44)	$(858)

	Gains/(losses) recorded in income				Income statement impact due to:
Three months September 30, 2011 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$1,094		$(928)	$166	$2	$164
Foreign exchange(b)	6,226	(d)	(5,707)	519	—	519
Commodity(c)	1,962		(2,529)	(567)	2	(569)
Total	$9,282		$(9,164)	$118	$4	$114

	Gains/(losses) recorded in income				Income statement impact due to:
Nine months September 30, 2012 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$(891)		$1,027	$136	$—	$136
Foreign exchange(b)	(1,104)	(d)	950	(154)	—	(154)
Commodity(c)	(3,265)		2,186	(1,079)	44	(1,123)
Total	$(5,260)		$4,163	$(1,097)	$44	$(1,141)

	Gains/(losses) recorded in income				Income statement impact due to:
Nine months September 30, 2011 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$542		$(230)	$312	$(24)	$336
Foreign exchange(b)	1,781	(d)	(1,182)	599	—	599
Commodity(c)	1,488		(2,193)	(705)	4	(709)
Total	$3,811		$(3,605)	$206	$(20)	$226

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

(d)
Included $(2.7) billion and $6.4 billion for the three months ended September 30, 2012 and 2011, respectively, and $(1.2) billion and $1.4 billion for the nine months ended September 30, 2012 and 2011, respectively, of revenue related to certain foreign exchange trading derivatives designated as fair value hedging instruments.

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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three and nine months ended September 30, 2012 and 2011, respectively. The Firm includes the gain/(loss) on the hedging derivative in the same line item as the offsetting change in cash flows on the hedged item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months September 30, 2012 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$5	$—	$5	$(11)	$(16)
Foreign exchange(b)	14	—	14	67	53
Total	$19	$—	$19	$56	$37

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months September 30, 2011 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$67	$5	$72	$163	$96
Foreign exchange(b)	(17)	—	(17)	(18)	(1)
Total	$50	$5	$55	$145	$95

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Nine months September 30, 2012 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$33	$5	$38	$9	$(24)
Foreign exchange(b)	11	—	11	134	123
Total	$44	$5	$49	$143	$99

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Nine months September 30, 2011 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$237	$14	$251	$29	$(208)
Foreign exchange(b)	(2)	—	(2)	(40)	(38)
Total	$235	$14	$249	$(11)	$(246)

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.

(c)	The Firm did not experience any forecasted transactions that failed to occur for the three and nine months ended September 30, 2012 and 2011.

(d)
Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

Over the next 12 months, the Firm expects that $33 million (after-tax) of net gains recorded in accumulated other comprehensive income (“AOCI”) at September 30, 2012, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 9 years , and such transactions primarily relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the three and nine months ended September 30, 2012 and 2011.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2012		2011
Three months ended September 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(101)	$(404)	$(54)	$853

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2012		2011
Nine months ended September 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(236)	$(191)	$(199)	$80

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in current-period income. The Firm measures the ineffectiveness of net investment hedge accounting relationships based on changes in spot foreign currency rates, and therefore there was no ineffectiveness for net investment hedge accounting relationships during the three and nine months ended September 30, 2012 and 2011.

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

	Derivatives gains/(losses) recorded in income
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Contract type
Interest rate(a)	$1,458	$5,244	$4,301	$6,806
Credit(b)	(48)	99	(135)	36
Foreign exchange(c)	—	(110)	47	(208)
Commodity(d)	87	13	90	13
Total	$1,497	$5,246	$4,303	$6,647

(a)
Primarily relates to interest rate derivatives used to hedge the interest rate risks associated with the mortgage pipeline, warehouse loans and MSRs. Gains and losses were recorded predominantly in mortgage fees and related income.

(b)
Relates to credit derivatives used to mitigate credit risk associated with lending exposures in the Firm’s wholesale businesses, and single-name credit derivatives used to mitigate credit risk arising from certain AFS securities. These derivatives do not include the synthetic credit portfolio or credit derivatives used to mitigate counterparty credit risk arising from derivative receivables, both of which are included in gains and losses on derivatives related to market-making activities and other derivatives below. Gains and losses were recorded in principal transactions revenue.

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

Gains and losses on derivatives related to market-making activities and other derivatives
The Firm makes markets in derivatives in order to meet the needs of customers and uses derivatives to manage certain risks associated with net open risk positions from the Firm’s market-making activities, including the counterparty credit risk arising from derivative receivables. These derivatives, as well as all other derivatives (including the synthetic credit portfolio) that are not included in the hedge accounting or specified risk management categories above, are included in this category. Gains and losses on these derivatives are recorded in principal transactions revenue. See Note 6 on pages 144–145 of this Form 10-Q for information on principal transactions revenue.

Credit risk, liquidity risk and credit-related contingent features
For a more detailed discussion of credit risk, liquidity risk and credit-related contingent features, see Note 6 on pages 202–210 of JPMorgan Chase’s 2011 Annual Report.
The following table shows the aggregate fair value of net derivative payables that contain contingent collateral or termination features that may be triggered upon a downgrade and the associated collateral the Firm has posted in the normal course of business at September 30, 2012, and December 31, 2011.

Derivative payables containing downgrade triggers
(in millions)	September 30, 2012	December 31, 2011
Aggregate fair value of net derivative payables(a)	$38,765	$39,316
Collateral posted(a)	32,634	31,473

(a)
The current period presentation excludes contracts with contingent credit features that were in a net receivable position. Prior period amounts have been revised to conform with the current presentation.

The following table shows the impact of a single-notch and two-notch ratings downgrade to JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), at September 30, 2012, and December 31, 2011, related to derivative contracts with contingent collateral or termination features that may be triggered upon a downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral or termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating provided by major rating agencies.

Liquidity impact of derivative downgrade triggers
	September 30, 2012		December 31, 2011
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Additional portion of net derivative payable to be posted as collateral upon downgrade	$1,031	$1,710	$1,460	$2,054
Amount required to settle contracts with termination triggers upon downgrade	1,048	1,610	1,054	1,923
The following tables show the carrying value of derivative receivables and payables after netting adjustments, and adjustments for collateral held (including cash, U.S. government and agency securities and other G7 government bonds) and transferred as of September 30, 2012, and December 31, 2011.

Impact of netting adjustments on derivative receivables and payables
	Derivative receivables		Derivative payables
(in millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Gross derivative fair value	$1,724,537	$1,884,499	$1,695,809	$1,837,256
Netting adjustment – offsetting receivables/payables(a)	(1,564,401)	(1,710,523)	(1,564,401)	(1,710,523)
Netting adjustment – cash collateral received/paid(a)	(80,173)	(81,499)	(57,946)	(51,756)
Carrying value on Consolidated Balance Sheets	$79,963	$92,477	$73,462	$74,977

Total derivative collateral
	Collateral held		Collateral transferred
(in millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Netting adjustment for cash collateral(a)	$80,173	$81,499	$57,946	$51,756
Liquid securities and other cash collateral(b)	13,999	21,807	22,225	19,439
Additional liquid securities and cash collateral(c)	20,420	17,613	11,445	10,824
Total collateral for derivative transactions	$114,592	$120,919	$91,616	$82,019

(a)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(b)	Represents cash collateral received and paid that is not subject to a legally enforceable master netting agreement, and liquid securities collateral held and transferred.

(c)
Represents liquid securities and cash collateral held and transferred at the initiation of derivative transactions, which is available as security against potential exposure that could arise should the fair value of the transactions move, as well as collateral held and transferred related to contracts that have non-daily call frequency for collateral to be posted, and collateral that the Firm or a counterparty has agreed to return but has not yet settled as of the reporting date. These amounts were not netted against the derivative receivables and payables in the tables above, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both September 30, 2012, and December 31, 2011.

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
The following tables present the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of September 30, 2012, and December 31,

2011. The amounts shown include all of the Firm’s credit derivative activities, including market-making, credit portfolio activities, and the synthetic credit portfolio.
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

Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
September 30, 2012 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(3,031,683)	$3,011,250	$(20,433)	$35,903
Other credit derivatives(a)	(76,438)	11,985	(64,453)	30,450
Total credit derivatives	(3,108,121)	3,023,235	(84,886)	66,353
Credit-related notes	(287)	—	(287)	2,761
Total	$(3,108,408)	$3,023,235	$(85,173)	$69,114

	Maximum payout/Notional amount
December 31, 2011 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(2,839,492)	$2,798,207	$(41,285)	$29,139
Other credit derivatives(a)	(79,711)	4,954	(74,757)	22,292
Total credit derivatives	(2,919,203)	2,803,161	(116,042)	51,431
Credit-related notes	(742)	—	(742)	3,944
Total	$(2,919,945)	$2,803,161	$(116,784)	$55,375

(a)	Primarily consists of total return swaps and CDS options.

(b)
Represents the total notional amount of protection purchased where the underlying reference instrument (single-name, portfolio or index) is identical to the reference instrument on protection sold; the notional amount of protection purchased for each individual identical underlying reference instrument may be greater or lower than the notional amount of protection sold.

(c)
Does not take into account the fair value of the reference obligation at the time of settlement, which would generally reduce the amount the seller of protection pays to the buyer of protection in determining settlement value.

(d)	Represents protection purchased by the Firm on referenced instruments (single-name, portfolio or index) where the Firm has not sold any protection on the identical reference instrument.

The following tables summarize the notional and fair value amounts of credit derivatives and credit-related notes as of September 30, 2012, and December 31, 2011, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile
September 30, 2012 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(427,343)	$(1,257,155)	$(376,526)	$(2,061,024)	$10,843	$(26,988)	$(16,145)
Noninvestment-grade	(278,729)	(640,895)	(127,760)	(1,047,384)	22,055	(47,436)	(25,381)
Total	$(706,072)	$(1,898,050)	$(504,286)	$(3,108,408)	$32,898	$(74,424)	$(41,526)

December 31, 2011 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(352,215)	$(1,262,143)	$(345,996)	$(1,960,354)	$7,809	$(57,697)	$(49,888)
Noninvestment-grade	(241,823)	(589,954)	(127,814)	(959,591)	13,212	(85,304)	(72,092)
Total	$(594,038)	$(1,852,097)	$(473,810)	$(2,919,945)	$21,021	$(143,001)	$(121,980)

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.
Note 6 – Noninterest revenue
For a discussion of the components of and accounting policies for the Firm’s noninterest revenue, see Note 7 on pages 211–212 of JPMorgan Chase’s 2011 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Underwriting
Equity	$235	$178	$761	$1,012
Debt	819	508	2,296	2,366
Total underwriting	1,054	686	3,057	3,378
Advisory	389	366	1,024	1,400
Total investment banking fees	$1,443	$1,052	$4,081	$4,778
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
In addition, principal transactions revenue also includes certain realized and unrealized gains and losses related to hedge accounting and specified risk management activities disclosed separately in Note 5, including: (a) certain derivatives designated in qualifying hedge accounting relationships (primarily fair value hedges of commodity and foreign exchange risk), (b) certain derivatives used for specified risk management purposes, primarily to mitigate credit risk, foreign exchange risk and commodity risk, and (c) other derivatives, including the synthetic credit portfolio. See Note 5 on pages 136–144 of this Form 10-Q for information on the income statement classification of gains and losses on derivatives.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Trading revenue by risk exposure
Interest rate(a)	$1,064	$(477)	$3,637	$(255)
Credit(b)	(667)	901	(5,234)	2,968
Foreign exchange	384	172	1,177	957
Equity	734	288	2,269	2,158
Commodity(c)	590	911	1,834	2,209
Total trading revenue	2,105	1,795	3,683	8,037
Private equity gains/(losses)(d)	(58)	(425)	659	1,218
Principal transactions(e)	$2,047	$1,370	$4,342	$9,255

(a)
Includes a pretax gain of $98 million and $663 million for the three and nine months ended September 30, 2012, respectively, reflecting the expected recovery on a Bear Stearns-related subordinated loan.

(b)
Includes $5.8 billion of losses incurred by CIO for the six months ended June 30, 2012 and $449 million of losses incurred by CIO for the three months ended September 30, 2012 and an additional modest loss incurred by the IB from the synthetic credit portfolio.

(c)
Includes realized gains and losses and unrealized losses on physical commodities inventories that are generally carried at the lower of cost or market (market approximates fair value), subject to any applicable fair value hedge accounting adjustments, and gains and losses on commodity derivatives and other financial instruments that are carried at fair value through income. Commodity derivatives are frequently used to manage the Firm’s risk exposure to its physical commodities inventories. Gains/(losses) related to commodity fair value hedges were $(800) million and $(567) million for the three months ended September 30, 2012 and 2011, respectively. Gains/(losses) related to commodity fair value hedges were $(1.1) billion and $(705) million for the nine months ended September 30, 2012 and 2011, respectively.

(d)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, as well as those held in other business segments.

(e)
Principal transactions revenue included DVA related to derivatives and structured liabilities measured at fair value in IB. DVA gains/(losses) were $(211) million and $1.9 billion for the three months ended September 30, 2012 and 2011, and $(363) million and $2.0 billion for the nine months ended September 30, 2012 and 2011, respectively.

The following table presents components of asset management, administration and commissions.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Asset management
Investment management fees	$1,523	$1,463	$4,468	$4,612
All other asset management fees	220	159	558	451
Total asset management fees	1,743	1,622	5,026	5,063

Total administration fees(a)	515	523	1,609	1,653

Commission and other fees
Brokerage commissions	506	705	1,746	2,167
All other commissions and fees	572	598	1,808	1,874
Total commissions and fees	1,078	1,303	3,554	4,041
Total asset management, administration and commissions	$3,336	$3,448	$10,189	$10,757

(a)	Includes fees for custody, securities lending, funds services and securities clearance.

Note 7 – Interest income and Interest expense
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, see Note 8 on page 212 of JPMorgan Chase’s 2011 Annual Report.
Details of interest income and interest expense were as follows.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012		2011	2012	2011
Interest income
Loans	$9,018		$9,193	$27,022	$27,840
Securities	1,764		2,156	6,160	6,962
Trading assets	2,120		2,768	6,779	8,619
Federal funds sold and securities purchased under resale agreements	569		683	1,866	1,830
Securities borrowed	(18)	(c)	18	7	95
Deposits with banks	132		184	420	429
Other assets(a)	44		158	175	464
Total interest income	13,629		15,160	42,429	46,239
Interest expense
Interest-bearing deposits	626		993	2,085	3,038
Short-term and other liabilities(b)	407		697	1,329	2,405
Long-term debt	1,464		1,477	4,724	4,646
Beneficial interests issued by consolidated VIEs	156		176	503	592
Total interest expense	2,653		3,343	8,641	10,681
Net interest income	10,976		11,817	33,788	35,558
Provision for credit losses	1,789		2,411	2,729	5,390
Net interest income after provision for credit losses	$9,187		$9,406	$31,059	$30,168

(a)	Predominantly margin loans.

(b)	Includes brokerage customer payables.

(c)
Negative interest income for the three months ended September 30, 2012, is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; the offset of this matched book activity is reflected as lower net interest expense reported within trading liabilities - debt, short-term borrowings and other liabilities.

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

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended September 30, (in millions)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost
Benefits earned during the period	$68	$62	$12	$9	$1	$1
Interest cost on benefit obligations	120	113	33	33	11	13
Expected return on plan assets	(222)	(197)	(35)	(35)	(23)	(22)
Amortization:
Net (gain)/loss	72	41	9	12	—	—
Prior service cost/(credit)	(10)	(11)	(1)	—	—	(2)
Net periodic defined benefit cost	28	8	18	19	(11)	(10)
Other defined benefit pension plans(a)	4	3	2	3	NA	NA
Total defined benefit plans	32	11	20	22	(11)	(10)
Total defined contribution plans	100	122	75	69	NA	NA
Total pension and OPEB cost included in compensation expense	$132	$133	$95	$91	$(11)	$(10)

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Nine months ended September 30, (in millions)	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost
Benefits earned during the period	$204	$186	$31	$27	$1	$1
Interest cost on benefit obligations	347	339	95	101	33	39
Expected return on plan assets	(640)	(592)	(102)	(107)	(68)	(66)
Amortization:
Net (gain)/loss	217	123	26	36	—	—
Prior service cost/(credit)	(31)	(32)	(1)	(1)	—	(6)
Net periodic defined benefit cost	97	24	49	56	(34)	(32)
Other defined benefit pension plans(a)	11	14	5	12	NA	NA
Total defined benefit plans	108	38	54	68	(34)	(32)
Total defined contribution plans	288	289	230	212	NA	NA
Total pension and OPEB cost included in compensation expense	$396	$327	$284	$280	$(34)	$(32)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $14.5 billion and $3.2 billion, respectively, as of September 30, 2012, and $11.9 billion and $3.0 billion, respectively, as of December 31, 2011. See Note 19 on pages 189–190 of this Form 10-Q for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the three and nine month periods ended September 30, 2012 and 2011.

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
Effective March 19, 2012, JPMorgan Chase Bank, N.A. became the sponsor of the Washington Mutual Pension Plan and it is anticipated that this plan’s net assets will be merged into the JPMorgan Chase Retirement Plan on December 31, 2012.

Note 9 – Employee stock-based incentives

For a discussion of the accounting policies and other information relating to employee stock-based incentives, see Note 10 on pages 222–224 of JPMorgan Chase’s 2011 Annual Report.
The Firm recognized the following noncash compensation expense related to its various employee stock-based incentive plans in its Consolidated Statements of Income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Cost of prior grants of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$402	$458	$1,434	$1,539
Accrual of estimated costs of RSUs and SARs to be granted in future periods including those to full-career eligible employees	180	80	589	556
Total noncash compensation expense related to employee stock-based incentive plans	$582	$538	$2,023	$2,095
In the first quarter of 2012, in connection with its annual incentive grant, the Firm granted 57 million RSUs and 14 million SARs with weighted-average grant date fair values of $35.62 per RSU and $8.89 per SAR.
Note 10 – Noninterest expense
The following table presents the components of noninterest expense.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Compensation expense	$7,503	$6,908	$23,543	$22,740
Noncompensation expense:
Occupancy expense	973	935	3,014	2,848
Technology, communications and equipment expense	1,312	1,248	3,865	3,665
Professional and outside services	1,759	1,860	5,411	5,461
Marketing	607	926	1,929	2,329
Other expense(a)	3,035	3,445	10,354	10,687
Amortization of intangibles	182	212	566	641
Total noncompensation expense	7,868	8,626	25,139	25,631
Total noninterest expense	$15,371	$15,534	$48,682	$48,371

(a)
Included litigation expense of $790 million and $1.3 billion for the three months ended September 30, 2012 and 2011, and $3.8 billion and $4.3 billion for the nine months ended September 30, 2012 and 2011, respectively.

Note 11 – Securities
Securities are primarily classified as AFS or trading. Securities classified as trading are discussed in Note 3 on pages 119–133 of this Form 10-Q. Predominantly all of the AFS securities portfolio is held by CIO in connection with its asset-liability management objectives. At September 30, 2012, the average credit rating of the debt securities comprising the AFS portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). For additional information regarding AFS securities, see Note 12 on pages 225–230 of JPMorgan Chase’s 2011 Annual Report.
Realized gains and losses
The following table presents realized gains and losses and other-than-temporary impairment (“OTTI”) losses that were recognized in income from AFS securities.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012		2011
Realized gains	$471	$629	$2,358		$1,662
Realized losses	(10)	(7)	(308)	(d)	(58)
Net realized gains(a)	461	622	2,050		1,604
Other-than-temporary impairment losses (“OTTI”):
Credit-related(b)	(2)	(15)	(28)		(58)
Securities the Firm intends to sell(c)	(1)	—	(14)	(d)	—
Total OTTI losses recognized in income	(3)	(15)	(42)		(58)
Net securities gains	$458	$607	$2,008		$1,546

(a)
Proceeds from securities sold were within approximately 6% and 4% of amortized cost for the three and nine months ended September 2012, respectively, and 4% for both the three and nine months ended September 2011.

(b)
Includes OTTI losses recognized in income on certain prime mortgage-backed securities for the three months ended September 30, 2012, certain obligations of U.S. states and municipalities and prime mortgage-backed securities for the nine months ended September 30, 2012, and on certain prime mortgage-backed securities for the three and nine months ended September 30, 2011.

(c)	Represents the excess of the amortized cost over the fair value of certain non-U.S. corporate debt, non-U.S. government debt and certain asset-backed securities the Firm intends to sell.

(d)
During the three months ended September 30, 2012, the Firm realized losses of $24 million on sales of corporate debt securities that had been reported as an OTTI loss in prior periods due to the intention to sell the securities.

The amortized costs and estimated fair values of AFS and held-to-maturity (“HTM”) securities were as follows for the dates indicated.

	September 30, 2012					December 31, 2011
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses		Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses		Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$89,741	$5,296	$2		$95,035	$101,968	$5,141	$2		$107,107
Residential:
Prime and Alt-A	2,591	65	159	(c)	2,497	2,170	54	218	(c)	2,006
Subprime	660	7	—		667	1	—	—		1
Non-U.S.	70,271	1,472	67		71,676	66,067	170	687		65,550
Commercial	11,162	928	5		12,085	10,632	650	53		11,229
Total mortgage-backed securities	174,425	7,768	233		181,960	180,838	6,015	960		185,893
U.S. Treasury and government agencies(a)	11,062	100	7		11,155	8,184	169	2		8,351
Obligations of U.S. states and municipalities	20,431	1,949	1	(c)	22,379	15,404	1,184	48		16,540
Certificates of deposit	3,529	6	1		3,534	3,017	—	—		3,017
Non-U.S. government debt securities	61,727	722	19		62,430	44,944	402	81		45,265
Corporate debt securities(b)	43,103	648	148		43,603	63,607	216	1,647		62,176
Asset-backed securities:
Collateralized loan obligations	25,893	437	108		26,222	24,474	553	166		24,861
Other	11,802	175	5		11,972	15,779	251	57		15,973
Total available-for-sale debt securities	351,972	11,805	522	(c)	363,255	356,247	8,790	2,961	(c)	362,076
Available-for-sale equity securities	2,617	21	1		2,637	2,693	14	2		2,705
Total available-for-sale securities	$354,589	$11,826	$523	(c)	$365,892	$358,940	$8,804	$2,963	(c)	$364,781
Total held-to-maturity securities	$9	$1	$—		$10	$12	$1	$—		$13

(a)	Includes total U.S. government-sponsored enterprise obligations with fair values of $79.8 billion and $89.3 billion at September 30, 2012, and December 31, 2011, respectively.

(b)	Consists primarily of bank debt including sovereign government-guaranteed bank debt.

(c)
Includes a total of $154 million and $91 million (pretax) of unrealized losses related to prime mortgage-backed securities and obligations of U. S. states and municipalities for which credit losses have been recognized in income at September 30, 2012, and prime mortgage-backed securities for which credit losses have been recognized in income at December 31, 2011, respectively. These unrealized losses are not credit-related and remain reported in AOCI.

Securities impairment
The following tables present the fair value and gross unrealized losses for AFS securities by aging category at September 30, 2012, and December 31, 2011.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
September 30, 2012 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$830	$2	$—	$—	$830	$2
Residential:
Prime and Alt-A	336	3	882	156	1,218	159
Subprime	—	—	—	—	—	—
Non-U.S.	513	5	1,420	62	1,933	67
Commercial	789	5	—	—	789	5
Total mortgage-backed securities	2,468	15	2,302	218	4,770	233
U.S. Treasury and government agencies	4,675	7	—	—	4,675	7
Obligations of U.S. states and municipalities	671	1	—	—	671	1
Certificates of deposit	1,366	1	—	—	1,366	1
Non-U.S. government debt securities	11,267	13	1,381	6	12,648	19
Corporate debt securities	2,752	15	9,250	133	12,002	148
Asset-backed securities:
Collateralized loan obligations	4,147	26	4,295	82	8,442	108
Other	313	1	573	4	886	5
Total available-for-sale debt securities	27,659	79	17,801	443	45,460	522
Available-for-sale equity securities	—	1	—	—	—	1
Total securities with gross unrealized losses	$27,659	$80	$17,801	$443	$45,460	$523

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2011 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$2,724	$2	$—	$—	$2,724	$2
Residential:
Prime and Alt-A	649	12	970	206	1,619	218
Subprime	—	—	—	—	—	—
Non-U.S.	30,500	266	25,176	421	55,676	687
Commercial	837	53	—	—	837	53
Total mortgage-backed securities	34,710	333	26,146	627	60,856	960
U.S. Treasury and government agencies	3,369	2	—	—	3,369	2
Obligations of U.S. states and municipalities	147	42	40	6	187	48
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	11,901	66	1,286	15	13,187	81
Corporate debt securities	22,230	901	9,585	746	31,815	1,647
Asset-backed securities:
Collateralized loan obligations	5,610	49	3,913	117	9,523	166
Other	4,735	40	1,185	17	5,920	57
Total available-for-sale debt securities	82,702	1,433	42,155	1,528	124,857	2,961
Available-for-sale equity securities	338	2	—	—	338	2
Total securities with gross unrealized losses	$83,040	$1,435	$42,155	$1,528	$125,195	$2,963

Other-than-temporary impairment
The following table presents OTTI losses that are included in the securities gains and losses table above.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012		2011
Debt securities the Firm does not intend to sell that have credit losses
Total OTTI(a)	$—	$—	$(113)		$(27)
Losses recorded in/(reclassified from) AOCI	(2)	(15)	85		(31)
Total credit-related losses recognized in income(b)	$(2)	$(15)	$(28)		$(58)
Securities the Firm intends to sell(c)	(1)	—	(14)	(d)	—
Total OTTI losses recognized in income	$(3)	$(15)	$(42)		$(58)

(a)
For initial OTTI, represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, represents additional declines in fair value subsequent to previously recorded OTTI, if applicable.

(b)
Represents the credit loss component on certain prime mortgage-backed securities for the three months ended September 30, 2012, certain obligations of U. S. states and municipalities and prime mortgage-backed securities for the nine months ended September 30, 2012, and on certain prime mortgage-backed securities for the three and nine months ended September 30, 2011, that the Firm does not intend to sell. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value if there has been a decline in expected cash flows.

(c)	Represents the excess of the amortized cost over the fair value of certain non-U.S. corporate debt, non-U.S. government debt and certain asset-backed securities the Firm intends to sell.

(d)
During the three months ended September 30, 2012, the Firm realized losses of $24 million on sales of corporate debt securities that had been reported as an OTTI loss in prior periods due to the intention to sell the securities.

Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the three and nine months ended September 30, 2012 and 2011, of the credit loss component of OTTI losses that have been recognized in income, related to debt securities that the Firm does not intend to sell.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Balance, beginning of period	$734	$675	$708	$632
Newly credit-impaired securities	—	—	21	4
Losses reclassified from other comprehensive income on previously credit-impaired securities	2	15	7	54
Balance, end of period	$736	$690	$736	$690
Gross unrealized losses
Gross unrealized losses have generally decreased since December 31, 2011, including those that have been in an unrealized loss position for 12 months or more. Except for certain securities that the Firm intends to sell for which the unrealized losses have been recognized in income, as of

September 30, 2012, the Firm does not intend to sell the securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities reported in the table above for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of September 30, 2012.
Following is a description of the Firm’s principal AFS securities positions with the most significant unrealized losses that have existed for 12 months or more as of September 30, 2012, and the key assumptions used in the Firm’s estimate of the present value of the cash flows expected to be collected from these investments.
Mortgage-backed securities – Prime and Alt-A nonagency
As of September 30, 2012, gross unrealized losses related to prime and Alt-A residential mortgage-backed securities issued by private issuers were $159 million, of which $156 million related to securities that have been in an unrealized loss position for 12 months or more. The Firm has recognized OTTI on securities that are backed primarily by mortgages with higher credit risk characteristics based on collateral type, vintage and geographic concentration. The remaining securities that have not experienced OTTI generally either do not possess all of these characteristics or have sufficient credit enhancements to protect the investments. These credit enhancements are primarily in the form of subordination, which is a form of structural enhancement where realized losses associated with assets held in the vehicle that issued the securities are allocated to the various tranches of securities and considers the relative priority of claims on the assets and earnings of the issuing vehicle. The average credit enhancements associated with the below investment-grade positions that have experienced OTTI losses and those that have not are 1% and 16%, respectively.
The Firm’s cash flow estimates are based on a loan-level analysis that considers housing prices, loan-to-value (“LTV”) ratio, loan type, geographical location of the underlying property and unemployment rates, among other factors. The weighted-average underlying conditional default rate on the positions was forecasted to be 27%; the related weighted-average loss severity forecast was 46%; and estimated prepayment speeds ranged from 2% to 39%. Based on the results of this analysis, an OTTI loss of $2 million and $22 million was recognized for the three and nine months ended September 30, 2012, respectively, on certain securities due to their higher loss assumptions, and the unrealized loss of $159 million is considered temporary as management believes that the credit enhancement levels for those securities remain sufficient to support the Firm’s investment.
Mortgage-backed securities – Non-U.S.
As of September 30, 2012, gross unrealized losses related to non-U.S. residential mortgage-backed securities were $67 million, of which $62 million related to securities that have been in an unrealized loss position for 12 months or more. Substantially all of these securities are rated “AAA,” “AA” or “A”, and primarily represent mortgage exposures in the United Kingdom and the Netherlands. The key assumptions used in analyzing non-U.S. residential mortgage-backed securities for potential credit losses include credit enhancements, loss severities, conditional default rates, and prepayment speeds. Credit enhancement is primarily in the form of subordination and was approximately 10% of the outstanding principal balance of securitized mortgage loans, compared with expected lifetime losses of 1% of the outstanding principal. In assessing potential credit losses, the weighted-average conditional default rate was forecasted to be approximately 1%, the related weighted-average loss severity was forecasted at approximately 30% and prepayment speeds ranged from 4% to 15%. The unrealized loss is considered temporary, based on management’s assessment that the estimated future cash flows together with the credit enhancement levels for those securities remain sufficient to support the Firm’s investment.
Corporate debt securities
As of September 30, 2012, gross unrealized losses related to corporate debt securities were $148 million, of which $133 million related to securities that have been in an unrealized loss position for 12 months or more. Substantially all of the corporate debt securities are currently rated investment-grade, including those in an unrealized loss position. Various factors were considered in assessing whether the Firm expects to recover the amortized cost of corporate debt securities including, but not limited to, the strength of issuer credit ratings, the financial condition of guarantors and the length of time and the extent to which a security’s fair value has been less than its amortized cost. The fair values of securities in an unrealized loss position were on average within approximately 1% of amortized cost. Based on management’s assessment, the Firm expects to recover the entire amortized cost basis of all corporate debt securities that the Firm does not intend to sell as of September 30, 2012. In addition, during the nine months ended September 30, 2012, the Firm recorded losses of $13 million on corporate debt securities based on the Firm’s intention to sell certain of these securities; there were no such losses during the three months ended September 30, 2012. Furthermore, during the three months ended September 30, 2012, the Firm realized losses of $24 million on sales of corporate debt securities that had been reported as an OTTI loss in prior periods due to the intention to sell the securities.

Asset-backed securities – Collateralized loan obligations
As of September 30, 2012, gross unrealized losses related to CLOs were $108 million, of which $82 million related to securities that were in an unrealized loss position for 12 months or more. Substantially all of these securities are rated “AAA,” “AA” or “A” and have an average credit enhancement of 30%. The Firm assumed conditional default rates of 2%, based on current default trends for the collateral underlying the securities. The unrealized loss is considered temporary, based on management’s assessment that the estimated future cash flows together with the credit enhancement levels for those securities remain sufficient to support the Firm’s investment.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at September 30, 2012, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

By remaining maturity September 30, 2012 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$100	$9,694	$8,602	$156,029	$174,425
Fair value	101	9,933	8,925	163,001	181,960
Average yield(b)	1.84%	2.01%	2.58%	3.39%	3.28%
U.S. Treasury and government agencies(a)
Amortized cost	$6,578	$2,706	$1,680	$98	$11,062
Fair value	6,579	2,799	1,678	99	11,155
Average yield(b)	0.19%	2.29%	1.32%	0.78%	0.88%
Obligations of U.S. states and municipalities
Amortized cost	$515	$433	$980	$18,503	$20,431
Fair value	515	471	1,047	20,346	22,379
Average yield(b)	0.91%	5.87%	4.21%	6.11%	5.89%
Certificates of deposit
Amortized cost	$3,478	$51	$—	$—	$3,529
Fair value	3,480	54	—	—	3,534
Average yield(b)	5.22%	3.28%	—%	—%	5.19%
Non-U.S. government debt securities
Amortized cost	$19,595	$22,347	$15,224	$4,561	$61,727
Fair value	19,607	22,599	15,516	4,708	62,430
Average yield(b)	1.50%	1.88%	1.58%	1.68%	1.67%
Corporate debt securities
Amortized cost	$8,010	$24,757	$10,176	$160	$43,103
Fair value	8,018	25,094	10,323	168	43,603
Average yield(b)	1.95%	2.76%	2.58%	2.27%	2.56%
Asset-backed securities
Amortized cost	$500	$2,600	$17,669	$16,926	$37,695
Fair value	502	2,624	17,924	17,144	38,194
Average yield(b)	1.11%	1.98%	1.95%	2.23%	2.07%
Total available-for-sale debt securities
Amortized cost	$38,776	$62,588	$54,331	$196,277	$351,972
Fair value	38,802	63,574	55,413	205,466	363,255
Average yield(b)	1.69%	2.30%	2.09%	3.51%	2.87%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$2,617	$2,617
Fair value	—	—	—	2,637	2,637
Average yield(b)	—%	—%	—%	0.28%	0.28%
Total available-for-sale securities
Amortized cost	$38,776	$62,588	$54,331	$198,894	$354,589
Fair value	38,802	63,574	55,413	208,103	365,892
Average yield(b)	1.69%	2.30%	2.09%	3.47%	2.85%
Total held-to-maturity securities
Amortized cost	$—	$7	$2	$—	$9
Fair value	—	8	2	—	10
Average yield(b)	—%	6.88%	6.61%	—%	6.84%

(a)	U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at September 30, 2012.

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

(in millions)	September 30, 2012	December 31, 2011
Securities purchased under resale agreements(a)	$281,685	$235,000
Securities borrowed(b)	133,526	142,462
Securities sold under repurchase agreements(c)	$233,363	$197,789
Securities loaned	23,044	14,214

(a)	At September 30, 2012, and December 31, 2011, included resale agreements of $26.3 billion and $22.2 billion, respectively, accounted for at fair value.

(b)	At September 30, 2012, and December 31, 2011, included securities borrowed of $11.4 billion and $15.3 billion, respectively, accounted for at fair value.

(c)	At September 30, 2012, and December 31, 2011, included repurchase agreements of $8.1 billion and $6.8 billion, respectively, accounted for at fair value.
The amounts reported in the table above were reduced by $93.5 billion and $115.7 billion at September 30, 2012, and December 31, 2011, respectively, as a result of agreements in effect that meet the specified conditions for net presentation under applicable accounting guidance.
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

The following table summarizes the Firm’s loan balances by portfolio segment.

	September 30, 2012					December 31, 2011
(in millions)	Wholesale	Consumer, excluding credit card	Credit card(a)	Total		Wholesale	Consumer, excluding credit card	Credit card(a)	Total
Retained	$297,576	$295,079	$124,431	$717,086	(b)	$278,395	$308,427	$132,175	$718,997	(b)
Held-for-sale	2,005	—	106	2,111		2,524	—	102	2,626
At fair value	2,750	—	—	2,750		2,097	—	—	2,097
Total	$302,331	$295,079	$124,537	$721,947		$283,016	$308,427	$132,277	$723,720

(a)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(b)
Loans (other than PCI loans and those for which the fair value option has been selected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $2.7 billion at both September 30, 2012, and December 31, 2011.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. These tables exclude loans recorded at fair value. On an ongoing basis, the Firm manages its exposure to credit risk. Selling loans is one way that the Firm reduces its credit exposures.

	2012				2011
Three months ended September 30, (in millions)	Wholesale	Consumer, excluding credit card	Credit card	Total	Wholesale	Consumer, excluding credit card	Credit card	Total
Purchases	$116	$1,559	$—	$1,675	$210	$1,843	$—	$2,053
Sales	620	378	—	998	590	421	—	1,011
Retained loans reclassified to held-for-sale	204	—	—	204	57	—	94	151

	2012				2011
Nine months ended September 30, (in millions)	Wholesale	Consumer, excluding credit card	Credit card	Total	Wholesale	Consumer, excluding credit card	Credit card	Total
Purchases	$690	$5,172	$—	$5,862	$551	$5,503	$—	$6,054
Sales	2,292	1,720	—	4,012	2,272	1,079	—	3,351
Retained loans reclassified to held-for-sale	321	—	1,043	1,364	357	—	2,006	2,363
The following table provides information about gains/(losses) on loan sales by portfolio segment.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Wholesale	$59	$(9)	$127	$132
Consumer, excluding credit card	49	42	123	95
Credit card	—	—	(12)	(24)
Total net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)	$108	$33	$238	$203

(a)	Excludes sales related to loans accounted for at fair value.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers from large corporate and institutional clients to certain high-net worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned each loan. For further information on these risk ratings, see Notes 14 and 15 on pages 231–255 of JPMorgan Chase’s 2011 Annual Report.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate
(in millions, except ratios)	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Loans by risk ratings
Investment-grade	$59,353	$52,379	$38,879	$33,920
Noninvestment-grade:
Noncriticized	43,762	37,870	15,335	14,394
Criticized performing(a)	3,169	3,077	4,307	5,484
Criticized nonaccrual(a)	756	889	695	886
Total noninvestment-grade	47,687	41,836	20,337	20,764
Total retained loans	$107,040	$94,215	$59,216	$54,684
% of total criticized to total retained loans(a)	3.67%	4.21%	8.45%	11.65%
% of nonaccrual loans to total retained loans(a)	0.71	0.94	1.17	1.62
Loans by geographic distribution(b)
Total non-U.S.	$34,679	$30,813	$1,679	$1,497
Total U.S.	72,361	63,402	57,537	53,187
Total retained loans	$107,040	$94,215	$59,216	$54,684

Loan delinquency(c)
Current and less than 30 days past due and still accruing	$106,102	$93,060	$58,387	$53,387
30–89 days past due and still accruing	163	266	89	327
90 or more days past due and still accruing(d)	19	—	45	84
Criticized nonaccrual(a)	756	889	695	886
Total retained loans	$107,040	$94,215	$59,216	$54,684

(a)
As of September 30, 2012, exposures deemed criticized correspond to special mention, substandard and doubtful categories as defined by bank regulatory agencies. Prior periods have been reclassified to conform with the current presentation.

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

(in millions, except ratios)	Multifamily		Commercial lessors
	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Real estate retained loans	$36,653	$32,524	$15,034	$14,444
Criticized exposure(a)	2,473	3,452	2,163	2,192
% of criticized exposure to total real estate retained loans(a)	6.75%	10.61%	14.39%	15.18%
Criticized nonaccrual(a)	$336	$412	$283	$284
% of criticized nonaccrual to total real estate retained loans(a)	0.92%	1.27%	1.88%	1.97%

(a)
As of September 30, 2012, exposures deemed criticized correspond to special mention, substandard and doubtful categories as defined by bank regulatory agencies. Prior periods have been reclassified to conform with the current presentation.

(table continued from previous page)

Financial institutions		Government agencies		Other(e)		Total retained loans
Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011

$26,487	$28,803	$7,755	$7,421	$78,077	$74,475	$210,551	$196,998

8,645	8,849	471	377	8,851	7,450	77,064	68,940
495	530	6	5	321	963	8,298	10,059
10	37	—	16	202	570	1,663	2,398
9,150	9,416	477	398	9,374	8,983	87,025	81,397
$35,637	$38,219	$8,232	$7,819	$87,451	$83,458	$297,576	$278,395
1.42%	1.48%	0.07%	0.27%	0.60%	1.84%	3.35%	4.47%
0.03	0.10	—	0.20	0.23	0.68	0.56	0.86

$25,077	$29,996	$865	$583	$37,015	$32,275	$99,315	$95,164
10,560	8,223	7,367	7,236	50,436	51,183	198,261	183,231
$35,637	$38,219	$8,232	$7,819	$87,451	$83,458	$297,576	$278,395

$35,515	$38,129	$8,232	$7,780	$86,117	$81,802	$294,353	$274,158
111	51	—	23	1,067	1,072	1,430	1,739
1	2	—	—	65	14	130	100
10	37	—	16	202	570	1,663	2,398
$35,637	$38,219	$8,232	$7,819	$87,451	$83,458	$297,576	$278,395

(table continued from previous page)

Commercial construction and development		Other		Total real estate loans
Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
$3,054	$3,148	$4,475	$4,568	$59,216	$54,684
181	304	185	422	5,002	6,370
5.93%	9.66%	4.13%	9.24%	8.45%	11.65%
$20	$69	$56	$121	$695	$886
0.65%	2.19%	1.25%	2.65%	1.17%	1.62%

Wholesale impaired loans and loan modifications
Wholesale impaired loans include loans that have been placed on nonaccrual status and/or that have been modified in a troubled debt restructuring (“TDR”). All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on page 176 of this Form 10-Q.
The table below provides information about the Firm’s wholesale impaired loans.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Impaired loans
With an allowance	$756	$828	$525	$621	$6	$21	$—	$16	$103	$473	$1,390	$1,959
Without an allowance(a)	73	177	182	292	4	18	—	—	99	103	358	590
Total impaired loans	$829	$1,005	$707	$913	$10	$39	$—	$16	$202	$576	$1,748	$2,549
Allowance for loan losses related to impaired loans	$248	$276	$108	$148	$2	$5	$—	$10	$30	$77	$388	$516
Unpaid principal balance of impaired loans(b)	1,376	1,705	882	1,124	26	63	—	17	334	1,008	2,618	3,917

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at September 30, 2012, and December 31, 2011. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

The following table presents the Firm’s average impaired loans for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Commercial and industrial	$830	$1,205	$879	$1,395
Real estate	742	1,258	825	2,034
Financial institutions	11	62	20	76
Government agencies	8	18	12	21
Other	205	634	300	634
Total(a)	$1,796	$3,177	$2,036	$4,160

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three and nine months ended September 30, 2012 and 2011.

Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. For further information, see Note 14 on pages 233–234 and 238–239 of JPMorgan Chase’s 2011 Annual Report.
The following table provides information about the Firm’s wholesale loans that have been modified in TDRs as of the dates presented.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Loans modified in TDRs	$377	$531	$122	$176	$—	$2	$—	$16	$21	$25	$520	$750
TDRs on nonaccrual status	304	415	90	128	—	—	—	16	20	19	414	578
Additional commitments to lend to borrowers whose loans have been modified in TDRs	192	147	—	—	—	—	—	—	—	—	192	147

TDR activity rollforward
The following tables reconcile the beginning and ending balances of wholesale loans modified in TDRs for the periods presented and provide information regarding the nature and extent of modifications during those periods.

Three months ended September 30, (in millions)	Commercial and industrial		Real estate		Other (b)		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Beginning balance of TDRs	$464	$683	$121	$289	$30	$28	$615	$1,000
New TDRs	15	$60	14	43	4	20	33	123
Increases to existing TDRs	13	—	—	—	—	—	13	—
Charge-offs post-modification	(2)	(13)	—	(1)	—	—	(2)	(14)
Sales and other(a)	(113)	(105)	(13)	(70)	(13)	(6)	(139)	(181)
Ending balance of TDRs	$377	$625	$122	$261	$21	$42	$520	$928

Nine months ended September 30, (in millions)	Commercial and industrial		Real estate		Other (b)		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Beginning balance of TDRs	$531	$212	$176	$907	$43	$24	$750	$1,143
New TDRs	71	$642	24	103	70	26	165	771
Increases to existing TDRs	33	19	—	4	—	—	33	23
Charge-offs post-modification	(17)	(19)	(2)	(143)	(7)	—	(26)	(162)
Sales and other(a)	(241)	(229)	(76)	(610)	(85)	(8)	(402)	(847)
Ending balance of TDRs	$377	$625	$122	$261	$21	$42	$520	$928

(a)
Sales and other are largely sales and paydowns, but also includes performing loans restructured at market rates that were removed from the reported TDR balance of $3 million and $54 million during the three months ended September 30, 2012 and 2011, respectively, and $43 million and $132 million during the nine months ended September 30, 2012 and 2011, respectively.

(b)	Includes loans to Financial institutions, Government agencies and Other.

Financial effects of modifications and redefaults
Loans modified as TDRs are typically term or payment extensions and, to a lesser extent, deferrals of principal and/or interest on commercial and industrial and real estate loans. For the three months ended September 30, 2012 and 2011, the average term extension granted on loans with term or payment extensions was 0.3 years and 1.5 years, respectively. The weighted-average remaining term for all loans modified during these periods was 4.9 years and 2.7 years, respectively. For the nine months ended September 30, 2012 and 2011, the average term extension granted on loans with term or payment extensions was 1.0 years and 3.4 years, respectively. The weighted-average remaining term for all loans modified during these periods was 3.8 years and 4.6 years, respectively. Wholesale TDR loans that redefaulted within one year of the modification were $4 million and $5 million during the three months ended September 30, 2012 and 2011, respectively, and $80 million and $88 million during the nine months ended September 30, 2012 and 2011, respectively. A payment default is deemed to occur when the borrower has not made a loan payment by its scheduled due date after giving effect to any contractual grace period.

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
The table below provides information about consumer retained loans by class, excluding the Credit card loan portfolio segment.

(in millions)	Sep 30, 2012	Dec 31, 2011
Residential real estate – excluding PCI
Home equity:
Senior lien	$19,990	$21,765
Junior lien	49,696	56,035
Mortgages:
Prime, including option ARMs	75,636	76,196
Subprime	8,552	9,664
Other consumer loans
Auto	48,920	47,426
Business banking	18,568	17,652
Student and other	12,521	14,143
Residential real estate – PCI
Home equity	21,432	22,697
Prime mortgage	14,038	15,180
Subprime mortgage	4,702	4,976
Option ARMs	21,024	22,693
Total retained loans	$295,079	$308,427

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
Residential real estate – excluding PCI loans
The following table provides information by class for residential real estate – excluding PCI retained loans in the Consumer, excluding credit card, portfolio segment.
The following factors should be considered in analyzing certain credit statistics applicable to the Firm’s residential real estate – excluding PCI loans portfolio: (i) junior lien home equity loans may be fully charged off when the loan becomes 180 days past due, the borrower is either unable or unwilling to repay the loan, and the value of the collateral does not support the repayment of the loan, resulting in relatively high charge-off rates for this product class; and (ii) the lengthening of loss-mitigation timelines may result in higher delinquency rates for loans carried at the net realizable value of the collateral that remain on the Firm’s Consolidated Balance Sheets.

Residential real estate – excluding PCI loans
	Home equity
(in millions, except ratios)	Senior lien		Junior lien
	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012		Dec 31, 2011
Loan delinquency(a)
Current	$19,261	$20,992	$48,520		$54,533
30–149 days past due	345	405	952		1,272
150 or more days past due	384	368	224		230
Total retained loans	$19,990	$21,765	$49,696		$56,035
% of 30+ days past due to total retained loans	3.65%	3.55%	2.37%		2.68%
90 or more days past due and still accruing	$—	$—	$—		$—
90 or more days past due and government guaranteed(b)	—	—	—		—
Nonaccrual loans(c)	973	495	2,281	(h)	792
Current estimated LTV ratios(d)(e)(f)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$237	$341	$5,155		$6,463
Less than 660	114	160	1,559		2,037
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	559	663	7,520		8,775
Less than 660	212	241	2,111		2,510
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	1,594	1,850	9,932		11,433
Less than 660	512	601	2,355		2,616
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	14,278	15,350	18,202		19,326
Less than 660	2,484	2,559	2,862		2,875
U.S. government-guaranteed	—	—	—		—
Total retained loans	$19,990	$21,765	$49,696		$56,035
Geographic region
California	$2,845	$3,066	$11,364		$12,851
New York	2,877	3,023	9,937		10,979
Florida	913	992	2,655		3,006
Illinois	1,403	1,495	3,406		3,785
Texas	2,630	3,027	1,563		1,859
New Jersey	659	687	2,909		3,238
Arizona	1,222	1,339	2,242		2,552
Washington	667	714	1,689		1,895
Ohio	1,587	1,747	1,156		1,328
Michigan	958	1,044	1,238		1,400
All other(g)	4,229	4,631	11,537		13,142
Total retained loans	$19,990	$21,765	$49,696		$56,035

(a)
Individual delinquency classifications included mortgage loans insured by U.S. government agencies as follows: current includes $3.4 billion and $3.0 billion; 30–149 days past due includes $2.3 billion and $2.3 billion; and 150 or more days past due includes $9.8 billion and $10.3 billion at September 30, 2012, and December 31, 2011, respectively.

(b)
These balances, which are 90 days or more past due but insured by U.S. government agencies, are excluded from nonaccrual loans. In predominately all cases, 100% of the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. These amounts are excluded from nonaccrual loans because reimbursement of insured and guaranteed amounts is proceeding normally. At September 30, 2012, and December 31, 2011, these balances included $7.2 billion and $7.0 billion, respectively, of loans that are no longer accruing interest because interest has been curtailed by the U.S. government agencies although, in predominantly all cases, 100% of the principal is still insured. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate.

(c)
At September 30, 2012, included an incremental $1.7 billion of loans recorded in accordance with regulatory guidance requiring loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower to be reported as nonaccrual loans, regardless of their delinquency status. This $1.7 billion consisted of $480 million, $340 million, $481 million, and $356 million for home equity - senior lien, home equity - junior lien, prime mortgage, including option ARMs, and subprime mortgages, respectively. Certain of these individual loans have previously been reported as performing TDRs (e.g., loans that were previously modified under one of the Firm’s loss mitigation programs and that have made at least six payments under the modified payment terms).

(d)
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

(e)	Junior lien represents combined LTV, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property.

(f)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm at least on a quarterly basis.

(g)	At September 30, 2012, and December 31, 2011, included mortgage loans insured by U.S. government agencies of $15.5 billion and $15.6 billion, respectively.

(h)
Includes $1.3 billion of performing junior liens at September 30, 2012, that are subordinate to senior liens that are 90 days or more past due; such junior liens are now being reported as nonaccrual loans based upon regulatory guidance issued in the first quarter of 2012. Of the total, $1.2 billion were current at September 30, 2012. Prior periods have not been restated.

(i)
At September 30, 2012, and December 31, 2011, excluded mortgage loans insured by U.S. government agencies of $12.1 billion and $12.6 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(table continued from previous page)

Mortgages
Prime, including option ARMs				Subprime		Total residential real estate – excluding PCI
Sep 30, 2012		Dec 31, 2011		Sep 30, 2012	Dec 31, 2011	Sep 30, 2012		Dec 31, 2011

$60,356		$59,855		$6,884	$7,585	$135,021		$142,965
3,203		3,475		726	820	5,226		5,972
12,077		12,866		942	1,259	13,627		14,723
$75,636		$76,196		$8,552	$9,664	$153,874		$163,660
4.22%	(i)	4.96%	(i)	19.50%	21.51%	4.40%	(i)	4.97%	(i)
$—		$—		$—	$—	$—		$—
10,995		11,516		—	—	10,995		11,516
3,570		3,462		1,868	1,781	8,692		6,530

$2,708		$3,168		$268	$367	$8,368		$10,339
1,067		1,416		723	1,061	3,463		4,674

4,013		4,626		498	506	12,590		14,570
1,497		1,636		1,056	1,284	4,876		5,671

7,558		9,343		753	817	19,837		23,443
2,179		2,349		1,370	1,556	6,416		7,122

36,729		33,849		1,828	1,906	71,037		70,431
4,397		4,225		2,056	2,167	11,799		11,826
15,488		15,584		—	—	15,488		15,584
$75,636		$76,196		$8,552	$9,664	$153,874		$163,660

$17,470		$18,029		$1,288	$1,463	$32,967		$35,409
10,916		10,200		1,102	1,217	24,832		25,419
4,456		4,565		1,059	1,206	9,083		9,769
3,876		3,922		343	391	9,028		9,593
2,875		2,851		265	300	7,333		8,037
2,073		2,042		411	461	6,052		6,428
1,149		1,194		172	199	4,785		5,284
1,756		1,878		184	209	4,296		4,696
411		441		204	234	3,358		3,750
880		909		215	246	3,291		3,599
29,774		30,165		3,309	3,738	48,849		51,676
$75,636		$76,196		$8,552	$9,664	$153,874		$163,660

The following table represents the Firm’s delinquency statistics for junior lien home equity loans and lines as of September 30, 2012, and December 31, 2011.

	Delinquencies
September 30, 2012 (in millions, except ratios)	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
HELOCs:(a)
Within the revolving period(b)	$485	$200	$177	$42,227	2.04%
Within the required amortization period	46	14	23	2,015	4.12
HELOANs	139	68	24	5,454	4.24
Total	$670	$282	$224	$49,696	2.37%

	Delinquencies
December 31, 2011 (in millions, except ratios)	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
HELOCs:(a)
Within the revolving period(b)	$606	$314	$173	$47,760	2.29%
Within the required amortization period	45	19	15	1,636	4.83
HELOANs	188	100	42	6,639	4.97
Total	$839	$433	$230	$56,035	2.68%
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

Impaired loans
At September 30, 2012, the Firm reported, in accordance with regulatory guidance, $1.7 billion of residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. Prior periods were not restated for this policy change. Prior to September 30, 2012, the Firm’s policy was to charge down to net realizable value, and also to place on nonaccrual status, loans to borrowers who had filed for bankruptcy when such loans became 60 days past due; however, the Firm did not previously report Chapter 7 loans as collateral-dependent TDRs unless otherwise modified under one of the Firm’s loss mitigation programs.
The table below sets forth information about the Firm’s residential real estate impaired loans, excluding PCI loans. These loans are considered to be impaired as they have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on page 176 of this Form 10-Q.

	Home equity				Mortgages				Total residential real estate – excluding PCI
(in millions)	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Impaired loans
With an allowance	$518	$319	$663	$622	$5,754	$4,332	$3,109	$3,047	$10,044	$8,320
Without an allowance(a)	605	16	497	35	1,296	545	715	172	3,113	768
Total impaired loans(b)(c)	$1,123	$335	$1,160	$657	$7,050	$4,877	$3,824	$3,219	$13,157	$9,088
Allowance for loan losses related to impaired loans	$163	$80	$193	$141	$162	$4	$245	$366	$763	$591
Unpaid principal balance of impaired loans(d)(e)	1,468	433	2,389	994	8,936	6,190	5,659	4,827	18,452	12,444
Impaired loans on nonaccrual status(c)	656	77	563	159	1,838	922	1,300	832	4,357	1,990

(a)	Represents collateral-dependent residential mortgage loans, including Chapter 7 loans, that are charged off to the fair value of the underlying collateral less cost to sell.

(b)
At September 30, 2012, and December 31, 2011, $7.1 billion and $4.3 billion, respectively, of loans modified subsequent to repurchase from Government National Mortgage Association (“Ginnie Mae”) in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Services (“RHS”)) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)
At September 30, 2012, included $1.7 billion of Chapter 7 loans, consisting of $507 million of senior lien home equity loans, $398 million of junior lien home equity loans, $493 million of prime including option ARMs, and $254 million of subprime mortgages. Certain of these individual loans were previously reported as nonaccrual loans (e.g., based upon the delinquency status of the loan).

(d)
Represents the contractual amount of principal owed at September 30, 2012, and December 31, 2011. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(e)
At September 30, 2012, included $2.9 billion of Chapter 7 loans, consisting of $696 million of senior lien home equity loans, $1.1 billion of junior lien home equity loans, $764 million of prime, including option ARMs, and $401 million of subprime mortgages.

The following table presents average impaired loans and the related interest income reported by the Firm.

Three months ended September 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2012	2011	2012	2011	2012	2011
Home equity
Senior lien	$607	$306	$6	$3	$1	$—
Junior lien	782	590	9	4	1	1
Mortgages
Prime, including option ARMs	6,430	4,450	65	42	6	4
Subprime	3,148	3,188	45	39	7	5
Total residential real estate – excluding PCI	$10,967	$8,534	$125	$88	$15	$10

Nine months ended September 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2012	2011	2012	2011	2012	2011
Home equity
Senior lien	$445	$275	$12	$8	$2	$1
Junior lien	734	480	22	12	3	2
Mortgages
Prime, including option ARMs	5,619	3,542	169	101	16	10
Subprime	3,252	3,035	132	110	17	11
Total residential real estate – excluding PCI	$10,050	$7,332	$335	$231	$38	$24

(a)
Generally, interest income on loans modified in TDRs is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms. As of September 30, 2012 and 2011, $2.7 billion and $997 million, respectively, were loans on which the borrowers had not yet made six payments under their modified terms and other TDRs placed on nonaccrual status under regulatory guidance.

Loan modifications
In accordance with the terms of the global settlement, which became effective on April 5, 2012, the Firm expects to provide approximately $500 million of refinancing relief to certain “underwater” borrowers under the Refi Program and approximately $3.7 billion of additional relief to certain borrowers under the Consumer Relief Program, including reductions of principal on first and second liens.
The purpose of the Refi Program is to allow eligible borrowers who are current on their mortgage loans to refinance their existing loans; such borrowers are otherwise unable to do so because they have no equity or, in many cases, negative equity in their homes. Under the Refi Program, the interest rate on each loan that is refinanced may be reduced either for the remaining life of the loan or for five years. The Firm has determined that it will reduce the interest rates on loans that it refinances under the Refi Program for the remaining lives of those loans. The refinancings generally do not result in term extensions and accordingly, in that regard, are more similar to loan modifications than to traditional refinancings. Substantially all of the refinancings originally expected to be performed under the Refi Program have been finalized as of September 30, 2012.
The Firm continues to modify first and second lien loans under the Consumer Relief Program. These loan modifications are primarily expected to be executed under the terms of either the U.S. Treasury’s Making Home Affordable (“MHA”) programs (e.g., HAMP, 2MP) or one of the Firm’s proprietary modification programs. For further information on the global settlement, see Global settlement on servicing and origination of mortgages in Note 2 on pages 117–118 and Mortgage Foreclosure Investigations and Litigation in Note 23 on pages 203–204 of this Form 10-Q.
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

Three months ended September 30, (in millions)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Beginning balance of TDRs	$560	$297	$762	$538	$6,092	$3,760	$3,484	$3,129	$10,898	$7,724
New TDRs(a)(b)	590	27	478	125	1,136	1,112	458	214	2,662	1,478
Charge-offs post-modification(c)	(18)	(3)	(52)	(19)	(37)	(26)	(65)	(57)	(172)	(105)
Foreclosures and other liquidations (e.g., short sales)	—	—	(1)	(2)	(28)	(35)	(26)	(26)	(55)	(63)
Principal payments and other	(9)	(5)	(27)	(13)	(113)	(83)	(27)	(26)	(176)	(127)
Ending balance of TDRs	$1,123	$316	$1,160	$629	$7,050	$4,728	$3,824	$3,234	$13,157	$8,907
Permanent modifications(b)	$1,086	$275	$1,147	$606	$6,719	$4,376	$3,653	$3,007	$12,605	$8,264
Trial modifications	$37	$41	$13	$23	$331	$352	$171	$227	$552	$643

Nine months ended September 30, (in millions)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Beginning balance of TDRs	$335	$226	$657	$283	$4,877	$2,084	$3,219	$2,751	$9,088	$5,344
New TDRs(a)(b)	833	110	667	445	2,626	2,986	942	790	5,068	4,331
Charge-offs post-modification(c)	(27)	(10)	(75)	(59)	(97)	(82)	(159)	(174)	(358)	(325)
Foreclosures and other liquidations (e.g., short sales)	—	—	(6)	(7)	(85)	(76)	(86)	(61)	(177)	(144)
Principal payments and other	(18)	(10)	(83)	(33)	(271)	(184)	(92)	(72)	(464)	(299)
Ending balance of TDRs	$1,123	$316	$1,160	$629	$7,050	$4,728	$3,824	$3,234	$13,157	$8,907
Permanent modifications(b)	$1,086	$275	$1,147	$606	$6,719	$4,376	$3,653	$3,007	$12,605	$8,264
Trial modifications	$37	$41	$13	$23	$331	$352	$171	$227	$552	$643

(a)	Any permanent modification of a loan previously reported as a new TDR as the result of a trial modification is not also reported as a new TDR.

(b)
For the three and nine months ended September 30, 2012, included $1.7 billion of Chapter 7 loans consisting of $507 million of senior lien home equity loans, $398 million of junior lien home equity loans, $493 million of prime, including option ARMs, and $254 million of subprime mortgages. Certain of these individual loans were previously reported as nonaccrual loans (e.g., based upon the delinquency status of the loan).

(c)	Includes charge-offs on unsuccessful trial modifications.

Nature and extent of modifications
MHA, as well as the Firm’s proprietary modification programs, generally provide various concessions to financially troubled borrowers including, but not limited to,

interest rate reductions, term or payment extensions and deferral of principal and/or interest payments that would otherwise have been required under the terms of the original agreement.

The following tables provide information about how residential real estate loans, excluding PCI loans, were modified under the Firm’s loss mitigation programs during the periods presented. These tables exclude Chapter 7 loans where the sole concession granted is the discharge of debt. At September 30, 2012, these Chapter 7 loans totaled 40,701, consisting of 10,153 senior lien home equity loans, 22,625 junior lien home equity loans, 3,942 prime mortgage, including option ARMs, and 3,981 subprime mortgages.

Three months ended September 30,	Home equity				Mortgages				Total residential real estate - excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Number of loans approved for a trial modification, but not permanently modified	258	42	273	66	775	85	799	139	2,105	332
Number of loans permanently modified	1,039	262	2,178	2,555	2,947	2,772	2,396	1,963	8,560	7,552
Concession granted:(a)
Interest rate reduction	71%	73%	87%	94%	61%	89%	69%	77%	71%	87%
Term or payment extension	65	96	74	84	56	94	60	83	62	88
Principal and/or interest deferred	8	13	15	22	12	19	7	19	11	20
Principal forgiveness	18	11	29	16	43	2	46	13	38	10
Other(b)	6	25	8	8	31	67	9	26	16	35

Nine months ended September 30,	Home equity				Mortgages				Total residential real estate - excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Number of loans approved for a trial modification, but not permanently modified	417	186	465	199	1,137	285	1,180	548	3,199	1,218
Number of loans permanently modified	3,736	789	6,042	7,811	7,651	8,470	8,240	4,048	25,669	21,118
Concession granted:(a)
Interest rate reduction	81%	76%	89%	95%	75%	49%	70%	79%	77%	73%
Term or payment extension	46	85	76	82	60	71	44	76	57	77
Principal and/or interest deferred	5	7	17	21	15	13	7	18	11	17
Principal forgiveness	9	9	17	21	26	1	40	11	26	11
Other(b)	3	34	6	8	33	74	7	28	14	39

(a)	As a percentage of the number of loans modified. The sum of the percentages exceeds 100% because predominantly all of the modifications include more than one type of concession.

(b)	Represents variable interest rate to fixed interest rate modifications.

Financial effects of modifications and redefaults
The following tables provide information about the financial effects of the various concessions granted in modifications of residential real estate loans, excluding PCI, under the Firm’s loss mitigation programs and also about redefaults of certain loans modified in TDRs for the periods presented. These tables exclude Chapter 7 loans where the sole concession granted is the discharge of debt.

Three months ended September 30, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Weighted-average interest rate of loans with interest rate reductions – before TDR	7.00%	7.40%	5.19%	5.44%	5.97%	5.87%	7.83%	8.26%	6.42%	6.34%
Weighted-average interest rate of loans with interest rate reductions – after TDR	4.44	3.90	1.89	1.54	3.39	3.86	3.87	3.43	3.43	3.55
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	19	19	20	21	25	25	23	23	23	24
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	27	31	33	34	36	36	32	33	34	35
Charge-offs recognized upon permanent modification	$4	$1	$23	$32	$3	$10	$7	$5	$37	$48
Principal deferred	2	1	7	11	41	58	13	29	63	99
Principal forgiven	9	—	27	14	156	4	113	19	305	37
Number of loans that redefaulted within one year of permanent modification(a)	127	55	395	403	257	288	406	414	1,185	1,160
Balance of loans that redefaulted within one year of permanent modification(a)	$11	$4	$11	$18	$72	$92	$42	$51	$136	$165

Nine months ended September 30, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Weighted-average interest rate of loans with interest rate reductions – before TDR	7.18%	7.35%	5.48%	5.46%	6.15%	6.00%	7.79%	8.26%	6.59%	6.47%
Weighted-average interest rate of loans with interest rate reductions – after TDR	4.67	3.71	1.87	1.47	3.67	3.48	4.18	3.54	3.71	3.20
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	19	18	21	21	25	25	24	23	24	24
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	29	30	33	35	35	35	32	34	34	35
Charge-offs recognized upon permanent modification	$6	$1	$35	$106	$26	$44	$19	$13	$86	$164
Principal deferred	5	2	20	32	126	116	39	54	190	204
Principal forgiven	13	1	38	58	225	9	275	33	551	101
Number of loans that redefaulted within one year of permanent modification(a)	249	134	1,065	733	677	819	1,055	1,402	3,046	3,088
Balance of loans that redefaulted within one year of permanent modification(a)	$20	$11	$36	$33	$190	$248	$115	$205	$361	$497

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
The primary performance indicator for TDRs is the rate at which permanently modified loans redefault. At September 30, 2012, the cumulative redefault rates of residential real estate loans that have been modified under the Firm’s loss mitigation programs, excluding PCI loans, based upon permanent modifications that were completed after October 1, 2009, and that are seasoned more than six months are 22% for senior lien home equity, 17% for junior lien home equity, 15% for prime mortgages including option ARMs, and 27% for subprime mortgages.

Default rates of mortgage and home equity Chapter 7 loans vary significantly based on the delinquency status of the loan and overall economic conditions at the time of discharge. Default rates for Chapter 7 loans that were less than 60 days past due at the time of discharge have ranged between approximately 10% and 40% in recent years based on the economic conditions at the time of discharge.
At September 30, 2012, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 6.2 years for senior lien home equity, 6.8 years for junior lien home equity, 9.4 years for prime mortgage, including option ARMs and 7.3 years for subprime mortgage. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Other consumer loans
The tables below provide information for other consumer retained loan classes, including auto, business banking and student loans.

(in millions, except ratios)	Auto			Business banking		Student and other				Total other consumer
	Sep 30, 2012		Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012		Dec 31, 2011		Sep 30, 2012		Dec 31, 2011
Loan delinquency(a)
Current	$48,377		$46,891	$18,139	$17,173	$11,321		$12,905		$77,837		$76,969
30–119 days past due	536		528	262	326	750		777		1,548		1,631
120 or more days past due	7		7	167	153	450		461		624		621
Total retained loans	$48,920		$47,426	$18,568	$17,652	$12,521		$14,143		$80,009		$79,221
% of 30+ days past due to total retained loans	1.11%		1.13%	2.31%	2.71%	2.32%	(e)	1.76%	(e)	1.58%	(e)	1.59%	(e)
90 or more days past due and still accruing (b)	$—		$—	$—	$—	$536		$551		$536		$551
Nonaccrual loans	172	(d)	118	521	694	75		69		768		881
Geographic region
California	$4,879		$4,413	$1,830	$1,342	$1,142		$1,261		$7,851		$7,016
New York	3,724		3,616	2,864	2,792	1,266		1,401		7,854		7,809
Florida	1,948		1,881	490	313	572		658		3,010		2,852
Illinois	2,582		2,496	1,400	1,364	766		851		4,748		4,711
Texas	4,599		4,467	2,753	2,680	901		1,053		8,253		8,200
New Jersey	1,919		1,829	370	376	421		460		2,710		2,665
Arizona	1,609		1,495	1,137	1,165	277		316		3,023		2,976
Washington	795		735	203	160	228		249		1,226		1,144
Ohio	2,505		2,633	1,445	1,541	793		880		4,743		5,054
Michigan	2,122		2,282	1,368	1,389	564		637		4,054		4,308
All other	22,238		21,579	4,708	4,530	5,591		6,377		32,537		32,486
Total retained loans	$48,920		$47,426	$18,568	$17,652	$12,521		$14,143		$80,009		$79,221
Loans by risk ratings(c)
Noncriticized	$7,629		$6,775	$12,999	$11,749	NA		NA		$20,628		$18,524
Criticized performing	171		166	703	817	NA		NA		874		983
Criticized nonaccrual	4		3	414	524	NA		NA		418		527

(a)	Loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) are included in the delinquency classifications presented based on their payment status.

(b)	These amounts represent student loans, which are insured by U.S. government agencies under the FFELP. These amounts were accruing as reimbursement of insured amounts is proceeding normally.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(d)	At September 30, 2012, included $65 million of Chapter 7 auto loans.

(e)
September 30, 2012, and December 31, 2011, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $910 million and $989 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

Other consumer impaired loans and loan modifications
The tables below set forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

(in millions)	Auto		Business banking		Total other consumer(e)
	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Impaired loans
With an allowance	$82	$88	$579	$713	$661	$801
Without an allowance(a)	82	3	—	—	82	3
Total impaired loans(b)	$164	$91	$579	$713	$743	$804
Allowance for loan losses related to impaired loans	$12	$12	$143	$225	$155	$237
Unpaid principal balance of impaired loans(c)(d)	276	126	671	822	947	948
Impaired loans on nonaccrual status(b)	119	41	430	551	549	592

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)
At September 30, 2012, included $81 million of Chapter 7 auto loans. Certain of these individual loans were previously reported as nonaccrual loans (e.g. based upon the delinquency status of the loan).

(c)	At September 30, 2012, included $159 million of Chapter 7 auto loans.

(d)
Represents the contractual amount of principal owed at September 30, 2012, and December 31, 2011. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(e)	There were no impaired student and other loans at September 30, 2012, and December 31, 2011.

The following table presents average impaired loans for the periods presented.

(in millions)	Average impaired loans(b)
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Auto	$110	$88	$97	$93
Business banking	589	751	641	762
Total other consumer(a)	$699	$839	$738	$855

(a)	There were no impaired student and other loans for the three or nine months ended September 30, 2012 and 2011.

(b)	The related interest income on impaired loans, including those on a cash basis, was not material for the three or nine months ended September 30, 2012 and 2011.

Loan modifications
The following table provides information about the Firm’s other consumer loans modified in TDRs. All of these TDRs are reported as impaired loans in the tables above.

(in millions)	Auto		Business banking		Total other consumer(c)
	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Loans modified in troubled debt restructurings(a)(b)(c)	$164	$88	$352	$415	$516	$503
TDRs on nonaccrual status	119	38	203	253	322	291

(a)	These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of September 30, 2012, and December 31, 2011, were immaterial.

(c)
At September 30, 2012, included $81 million of Chapter 7 auto loans. Certain of these individual loans were previously reported as nonaccrual loans (e.g., based upon the delinquency status of the loan).

(d)	There were no student and other loans modified in TDRs at September 30, 2012, and December 31, 2011.

TDR activity rollforward
The following tables reconcile the beginning and ending balances of other consumer loans modified in TDRs for the periods presented.

Three months ended September 30, (in millions)	Auto		Business banking		Total other consumer
	2012	2011	2012	2011	2012	2011
Beginning balance of TDRs	$86	$88	$366	$429	$452	$517
New TDRs(a)	92	13	23	48	115	61
Charge-offs post-modification	(2)	(1)	(2)	(5)	(4)	(6)
Foreclosures and other liquidations	—	—	—	(1)	—	(1)
Principal payments and other	(12)	(14)	(35)	(41)	(47)	(55)
Ending balance of TDRs	$164	$86	$352	$430	$516	$516

Nine months ended September 30, (in millions)	Auto		Business banking		Total other consumer
	2012	2011	2012	2011	2012	2011
Beginning balance of TDRs	$88	$91	$415	$395	$503	$486
New TDRs(a)	119	38	57	166	176	204
Charge-offs post-modification	(6)	(4)	(7)	(7)	(13)	(11)
Foreclosures and other liquidations	—	—	—	(3)	—	(3)
Principal payments and other	(37)	(39)	(113)	(121)	(150)	(160)
Ending balance of TDRs	$164	$86	$352	$430	$516	$516

(a)
At September 30, 2012, included $81 million of Chapter 7 auto loans. Certain of these individual loans were previously reported as nonaccrual loans (e.g., based upon the delinquency status of the loan).

Financial effects of modifications and redefaults
For auto loans, TDRs typically occur in connection with the bankruptcy of the borrower. In these cases, the loan is modified with a revised repayment plan that typically incorporates interest rate reductions and, to a lesser extent, principal forgiveness. Beginning September 30, 2012, Chapter 7 auto loans are also considered TDRs.
For business banking loans, concessions are dependent on individual borrower circumstances and can be of a short-term nature for borrowers who need temporary relief or longer term for borrowers experiencing more fundamental financial difficulties. Concessions are predominantly term or payment extensions, but also may include interest rate reductions.
The balance of business banking loans modified in TDRs that experienced a payment default, and for which the payment default occurred within one year of the modification, was $6 million and $19 million, during the three months ended September 30, 2012 and 2011, respectively, and $31 million and $64 million, during the nine months ended September 30, 2012 and 2011, respectively. The balance of auto loans modified in TDRs that experienced a payment default, and for which the payment default occurred within one year of the modification, was $13 million and $27 million during the three and nine months ended September 30, 2012, respectively. The corresponding amounts for the three and nine months ended September 30, 2011, were insignificant. A payment default is deemed to occur as follows: (1) for scored auto and business banking loans, when the loan is two payments past due; and (2) for risk-rated business banking loans and auto loans, when the borrower has not made a loan payment by its scheduled due date after giving effect to the contractual grace period, if any.

The following table provides information about the financial effects of the various concessions granted in modifications of other consumer loans for the periods presented.

	Three months ended September 30,				Nine months ended September 30,
	Auto		Business banking		Auto		Business banking
	2012	2011	2012	2011	2012	2011	2012	2011
Weighted-average interest rate of loans with interest rate reductions – before TDR	13.84%	12.50%	7.72%	7.53%	11.93%	11.93%	7.98%	7.46%
Weighted-average interest rate of loans with interest rate reductions – after TDR	4.99	5.06	5.51	5.30	4.80	5.49	5.87	5.46
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	NM	NM	1.0	0.8	NM	NM	1.0	1.4
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	NM	NM	2.2	2.0	NM	NM	2.4	2.5

Purchased credit-impaired loans
For a detailed discussion of PCI loans, including the related accounting policies, see Note 14 on pages 231–252 of JPMorgan Chase’s 2011 Annual Report.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

(in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Carrying value(a)	$21,432	$22,697	$14,038	$15,180	$4,702	$4,976	$21,024	$22,693	$61,196	$65,546
Related allowance for loan losses(b)	1,908	1,908	1,929	1,929	380	380	1,494	1,494	5,711	5,711
Loan delinquency (based on unpaid principal balance)
Current	$20,941	$22,682	$11,312	$12,148	$4,245	$4,388	$16,846	$17,919	$53,344	$57,137
30–149 days past due	795	1,130	755	912	678	782	1,222	1,467	3,450	4,291
150 or more days past due	1,269	1,252	2,284	3,000	1,573	2,059	5,304	6,753	10,430	13,064
Total loans	$23,005	$25,064	$14,351	$16,060	$6,496	$7,229	$23,372	$26,139	$67,224	$74,492
% of 30+ days past due to total loans	8.97%	9.50%	21.18%	24.36%	34.65%	39.30%	27.92%	31.45%	20.65%	23.30%
Current estimated LTV ratios (based on unpaid principal balance)(c)(d)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$4,925	$5,915	$1,734	$2,313	$401	$473	$1,846	$2,509	$8,906	$11,210
Less than 660	2,656	3,299	1,631	2,319	1,438	1,939	3,055	4,608	8,780	12,165
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	5,058	5,393	3,076	3,328	448	434	3,509	3,959	12,091	13,114
Less than 660	2,128	2,304	2,067	2,314	1,304	1,510	3,341	3,884	8,840	10,012
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	3,474	3,482	1,794	1,629	402	372	3,786	3,740	9,456	9,223
Less than 660	1,283	1,264	1,360	1,457	1,168	1,197	2,990	3,035	6,801	6,953
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	2,463	2,409	1,295	1,276	245	198	2,529	2,189	6,532	6,072
Less than 660	1,018	998	1,394	1,424	1,090	1,106	2,316	2,215	5,818	5,743
Total unpaid principal balance	$23,005	$25,064	$14,351	$16,060	$6,496	$7,229	$23,372	$26,139	$67,224	$74,492
Geographic region (based on unpaid principal balance)
California	$13,885	$15,091	$8,145	$9,121	$1,488	$1,661	$12,281	$13,565	$35,799	$39,438
New York	1,091	1,179	944	1,018	656	709	1,440	1,548	4,131	4,454
Florida	2,114	2,307	1,066	1,265	676	812	2,627	3,201	6,483	7,585
Illinois	517	558	449	511	349	411	606	702	1,921	2,182
Texas	400	455	154	168	379	405	120	140	1,053	1,168
New Jersey	434	471	409	445	266	297	872	969	1,981	2,182
Arizona	425	468	224	254	107	126	314	362	1,070	1,210
Washington	1,256	1,368	347	388	147	160	586	649	2,336	2,565
Ohio	28	32	74	79	102	114	92	111	296	336
Michigan	72	81	218	239	169	187	244	268	703	775
All other	2,783	3,054	2,321	2,572	2,157	2,347	4,190	4,624	11,451	12,597
Total unpaid principal balance	$23,005	$25,064	$14,351	$16,060	$6,496	$7,229	$23,372	$26,139	$67,224	$74,492

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

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

Approximately 21% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following tables represent delinquency statistics for PCI junior lien home equity loans and lines of credit based on unpaid principal balance as of September 30, 2012, and December 31, 2011.

	Delinquencies
September 30, 2012	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$365	$179	$592	$16,434	6.91%
Within the required amortization period(c)	22	11	15	618	7.77
HELOANs	39	19	44	1,141	8.94
Total	$426	$209	$651	$18,193	7.07%

	Delinquencies
December 31, 2011	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$500	$296	$543	$18,246	7.34%
Within the required amortization period(c)	16	11	5	400	8.00
HELOANs	53	29	44	1,327	9.50
Total	$569	$336	$592	$19,973	7.50%

(a)	In general, HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to a loan with a 20-year amortization period.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Predominantly all of these loans have been modified to provide a more affordable payment to the borrower.
The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the three and nine months ended September 30, 2012 and 2011, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. This table excludes the cost to fund the PCI portfolios, and therefore does not represent net interest income expected to be earned on these portfolios.

(in millions, except ratios)	Total PCI
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$19,567	$18,083	$19,072	$19,097
Accretion into interest income	(606)	(685)	(1,902)	(2,095)
Changes in interest rates on variable-rate loans	(91)	(159)	(264)	(372)
Other changes in expected cash flows(a)	28	1,213	1,992	1,822
Balance at September 30	$18,898	$18,452	$18,898	$18,452
Accretable yield percentage	4.30%	4.31%	4.41%	4.32%

(a)
For the three and nine months ended September 30, 2012, other changes in expected cash flows were principally driven by the impact of modifications, but also related to changes in prepayment assumptions. For the three months ended September 30, 2011, other changes in expected cash flows were predominately driven by the impact of modifications. For the nine months ended September 30, 2011, other changes in expected cash flows were largely driven by the impact of modifications, but also related to changes in prepayment assumptions.

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

The table below sets forth information about the Firm’s credit card loans.

(in millions, except ratios)	Sep 30, 2012	Dec 31, 2011
Loan delinquency
Current and less than 30 days past due and still accruing	$121,760	$128,464
30–89 days past due and still accruing	1,439	1,808
90 or more days past due and still accruing	1,231	1,902
Nonaccrual loans	1	1
Total retained credit card loans	$124,431	$132,175
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.15%	2.81%
% of 90+ days past due to total retained loans	0.99	1.44
Credit card loans by geographic region
California	$16,573	$17,598
New York	10,080	10,594
Texas	9,902	10,239
Florida	6,997	7,583
Illinois	7,229	7,548
New Jersey	5,284	5,604
Ohio	4,841	5,202
Pennsylvania	4,386	4,779
Michigan	3,692	3,994
Virginia	3,089	3,298
All other	52,358	55,736
Total retained credit card loans	$124,431	$132,175
Percentage of portfolio based on carrying value with estimated refreshed FICO scores(a)
Equal to or greater than 660	84.2%	81.4%
Less than 660	15.8	18.6

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

(in millions)	Sep 30, 2012	Dec 31, 2011
Impaired credit card loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$4,651	$6,075
Modified credit card loans that have reverted to pre-modification payment terms(d)	623	1,139
Total impaired credit card loans	$5,274	$7,214
Allowance for loan losses related to impaired credit card loans	$1,909	$2,727

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)
Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms. At September 30, 2012, and December 31, 2011, $371 million and $762 million, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. Based on the Firm’s historical experience a substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. The remaining $252 million and $377 million at September 30, 2012, and December 31, 2011, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Average impaired credit card loans	$5,529	$8,142	$6,188	$8,829
Interest income on impaired credit card loans	73	111	242	362
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
The following table provides information regarding the nature and extent of modifications of credit card loans for the periods presented.

	New enrollments
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Short-term programs	$—	$36	$47	$124
Long-term programs	373	568	1,261	2,013
Total new enrollments	$373	$604	$1,308	$2,137
Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the period presented.

(in millions, except weighted-average data)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Weighted-average interest rate of loans – before TDR	15.34%	15.89%	15.75%	16.15%
Weighted-average interest rate of loans – after TDR	4.97	5.23	5.25	5.22
Loans that redefaulted within one year of modification(a)	$69	$154	$247	$558

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
Based on historical experience, the estimated weighted-average ultimate default rate for modified credit card loans was 38.27% at September 30, 2012, and 35.47% at December 31, 2011.

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

	2012						2011
Nine months ended September 30, (in millions)	Wholesale	Consumer, excluding credit card		Credit card		Total	Wholesale	Consumer, excluding credit card	Credit card		Total
Allowance for loan losses
Beginning balance at January 1,	$4,316	$16,294		$6,999		$27,609	$4,761	$16,471	$11,034		$32,266
Gross charge-offs	213	4,001	(b)	4,494		8,708	485	4,109	6,527		11,121
Gross recoveries	(233)	(393)		(647)		(1,273)	(391)	(408)	(992)		(1,791)
Net charge-offs/(recoveries)	(20)	3,608	(b)	3,847		7,435	94	3,701	5,535		9,330
Provision for loan losses	(14)	314		2,347		2,647	(347)	3,731	2,035		5,419
Other	11	(12)		4		3	(18)	19	(6)		(5)
Ending balance at September 30,	$4,333	$12,988		$5,503		$22,824	$4,302	$16,520	$7,528		$28,350

Allowance for loan losses by impairment methodology
Asset-specific(a)	$388	$918		$1,909	(c)	$3,215	$670	$1,016	$3,052	(c)	$4,738
Formula-based	3,945	6,359		3,594		13,898	3,632	10,563	4,476		18,671
PCI	—	5,711		—		5,711	—	4,941	—		4,941
Total allowance for loan losses	$4,333	$12,988		$5,503		$22,824	$4,302	$16,520	$7,528		$28,350

Loans by impairment methodology
Asset-specific	$1,748	$13,900		$5,274		$20,922	$3,053	$9,096	$7,820		$19,969
Formula-based	295,805	219,983		119,157		634,945	252,713	233,880	119,221		605,814
PCI	23	61,196		—		61,219	33	67,128	—		67,161
Total retained loans	$297,576	$295,079		$124,431		$717,086	$255,799	$310,104	$127,041		$692,944

Impaired collateral-dependent loans
Net charge-offs	$57	$992	(b)	$—		$1,049	$73	$79	$—		$152
Carrying value	590	3,251		—		3,841	997	847	—		1,844

Allowance for lending-related commitments
Beginning balance at January 1,	$666	$7		$—		$673	$711	$6	$—		$717
Provision for lending-related commitments	83	(1)		—		82	(29)	—	—		(29)
Other	(4)	1		—		(3)	(2)	—	—		(2)
Ending balance at September 30,	$745	$7		$—		$752	$680	$6	$—		$686

Allowance for lending-related commitments by impairment methodology
Asset-specific	$191	$—		$—		$191	$156	$—	$—		$156
Formula-based	554	7		—		561	524	6	—		530
Total allowance for lending-related commitments	$745	$7		$—		$752	$680	$6	$—		$686

Lending-related commitments by impairment methodology
Asset-specific	$586	$—		$—		$586	$705	$—	$—		$705
Formula-based	421,971	62,183		534,333		1,018,487	378,977	64,581	528,830		972,388
Total lending-related commitments	$422,557	$62,183		$534,333		$1,019,073	$379,682	$64,581	$528,830		$973,093

(a)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(b)
Consumer, excluding credit card, charge-offs for the nine months ended September 30, 2012 included $825 million of incremental charge-offs for Chapter 7 residential real estate loans and $55 million of incremental charge-offs for Chapter 7 auto loans.

(c)
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
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 180 of this Note and Note 16 on page 263 of JPMorgan Chase’s 2011 Annual Report.
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

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(e)(f)(g)
September 30, 2012(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime(b)	$113.1	$2.7	$90.7	$0.5	$0.1	$0.6
Subprime	35.9	1.5	32.1	—	—	—
Option ARMs	27.4	0.2	27.2	—	—	—
Commercial and other(c)	136.6	—	86.0	1.4	2.8	4.2
Total	$313.0	$4.4	$236.0	$1.9	$2.9	$4.8

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(e)(f)(g)
December 31, 2011(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime(b)	$129.9	$2.7	$101.0	$0.6	$—	$0.6
Subprime	39.4	1.4	35.8	—	—	—
Option ARMs	31.4	0.3	31.1	—	—	—
Commercial and other(c)	139.3	—	93.3	1.7	2.0	3.7
Total(d)	$340.0	$4.4	$261.2	$2.3	$2.0	$4.3

(a)	Excludes U.S. government agency securitizations. See pages 182–183 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)	Includes Alt-A loans.

(c)
Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions.

(d)	Prior period amounts have been revised to conform with the current presentation methodology.

(e)
The table excludes the following: retained servicing (see Note 16 on pages 184–187 of this Form 10-Q for a discussion of MSRs); securities retained from loans sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (See Note 5 on pages 136–144 of this Form 10-Q for further information on derivatives); senior and subordinated securities of $303 million and $168 million, respectively, at September 30, 2012, and $110 million and $8 million, respectively, at December 31, 2011, which the Firm purchased in connection with IB’s secondary market-making activities.

(f)	Includes interests held in re-securitization transactions.

(g)
As of September 30, 2012, and December 31, 2011, 69% and 68%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $165 million and $136 million of investment-grade and $388 million and $427 million of noninvestment-grade retained interests at September 30, 2012, and December 31, 2011, respectively. The retained interests in commercial and other securitizations trusts consisted of $4.0 billion and $3.4 billion of investment-grade and $195 million and $283 million of noninvestment-grade retained interests at September 30, 2012, and December 31, 2011, respectively.

Residential mortgages
For a more detailed description of the Firm’s involvement with residential mortgage securitizations, see Note 16 on page 259 of JPMorgan Chase’s 2011 Annual Report.
At September 30, 2012, and December 31, 2011, the Firm did not consolidate the assets of certain Firm-sponsored residential mortgage securitization VIEs, in which the Firm had continuing involvement, primarily due to the fact that the Firm did not hold an interest in these trusts that could potentially be significant to the trusts. See the table on page 181 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
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
During the three and nine months ended September 30, 2012, the Firm transferred $2.0 billion and $8.0 billion, respectively, of securities to agency VIEs, and $45 million and $286 million, respectively, of securities to private-label VIEs. During the three and nine months ended September 30, 2011, the Firm transferred $2.8 billion and $20.1 billion, respectively, of securities to agency VIEs, and $189 million and $381 million, respectively, of securities to private-label VIEs.
As of September 30, 2012, and December 31, 2011, the Firm did not consolidate any agency re-securitizations. As of September 30, 2012, and December 31, 2011, the Firm consolidated $140 million and $348 million, respectively, of assets, and $4 million and $139 million, respectively, of liabilities of private-label re-securitizations. See the table on page 181 of this Note for more information on the consolidated re-securitization transactions.

As of September 30, 2012, and December 31, 2011, total assets of nonconsolidated Firm-sponsored private-label re-securitization entities were $1.3 billion and $3.3 billion, respectively. At September 30, 2012, and December 31, 2011, the Firm held approximately $1.9 billion and $3.6 billion, respectively, of interests in nonconsolidated agency re-securitization entities, and $4 million and $14 million, respectively, of senior and subordinated interests in nonconsolidated private-label re-securitization entities. See the table on page 178 of this Note for further information on interests held in nonconsolidated securitizations.
Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, see Note 16 on page 260 of JPMorgan Chase’s 2011 Annual Report.
In the normal course of business, JPMorgan Chase trades and invests in commercial paper, including commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $14.0 billion and $11.3 billion of the commercial paper issued by the Firm-administered multi-seller conduits at September 30, 2012, and December 31, 2011, which was eliminated in consolidation. The Firm’s investments were not driven by market illiquidity and the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm provides lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded portion of these commitments was $12.1 billion and $10.8 billion at September 30, 2012, and December 31, 2011, respectively, which are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 21 on pages 192–196 of this Form 10-Q.
VIEs associated with investor intermediation activities
Municipal bond vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with municipal bond vehicles, see Note 16 on pages 260–261 of JPMorgan Chase’s 2011 Annual Report.

The Firm’s exposure to nonconsolidated municipal bond VIEs at September 30, 2012, and December 31, 2011, including the ratings profile of the VIEs’ assets, was as follows.

(in billions)	Fair value of assets held by VIEs	Liquidity facilities	Excess/(deficit)(a)	Maximum exposure
Nonconsolidated municipal bond vehicles
September 30, 2012	$14.3	$8.0	$6.3	$8.0
December 31, 2011	13.5	7.9	5.6	7.9

	Ratings profile of VIE assets(b)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
	Investment-grade				Noninvestment- grade
(in billions, except where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below
September 30, 2012	$1.6	$11.9	$0.8	$—	$—	$14.3	6.0
December 31, 2011	1.5	11.2	0.7	—	0.1	13.5	6.6

(a)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(b)	The ratings scale is based on the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.

Credit-related note and asset swap vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with credit-related note and asset swap vehicles, see Note 16 on pages 261–263 of JPMorgan Chase’s 2011 Annual Report.
Exposure to nonconsolidated credit-related note and asset swap VIEs at September 30, 2012, and December 31, 2011, was as follows.

September 30, 2012 (in billions)	Net derivative receivables	Total exposure(a)	Par value of collateral held by VIEs(b)
Credit-related notes
Static structure	$0.8	$0.8	$6.4
Managed structure	1.8	1.8	5.3
Total credit-related notes	2.6	2.6	11.7
Asset swaps	0.7	0.7	7.7
Total	$3.3	$3.3	$19.4

December 31, 2011 (in billions)	Net derivative receivables	Total exposure(a)	Par value of collateral held by VIEs(b)
Credit-related notes
Static structure	$1.0	$1.0	$9.1
Managed structure	2.7	2.7	7.7
Total credit-related notes	3.7	3.7	16.8
Asset swaps	0.6	0.6	8.6
Total	$4.3	$4.3	$25.4

(a)	On–balance sheet exposure that includes net derivative receivables and trading assets – debt and equity instruments.

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

The Firm consolidated credit-related note vehicles with collateral fair values of $516 million and $231 million, at September 30, 2012, and December 31, 2011, respectively. These consolidated VIEs included some that were structured by the Firm, where the Firm provides the credit derivative, and some that have been structured by third parties where the Firm is not the credit derivative provider. The Firm consolidated these vehicles, because it held positions in these entities that provided the Firm with control of certain vehicles. The Firm did not consolidate any asset swap vehicles at September 30, 2012, and December 31, 2011.
VIEs sponsored by third parties
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 263 of JPMorgan Chase’s 2011 Annual Report.
VIE used in FRBNY transaction
In conjunction with the Bear Stearns merger, in June 2008, the Federal Reserve Bank of New York (“FRBNY”) took control, through an LLC formed for this purpose, of a portfolio of $30.0 billion in assets, based on the value of the portfolio as of March 14, 2008. The assets of the LLC were funded by a $28.85 billion term loan from the FRBNY and a $1.15 billion subordinated loan from JPMorgan Chase. The JPMorgan Chase loan is subordinated to the FRBNY loan and will bear the first $1.15 billion of any losses of the portfolio. Any remaining assets in the portfolio after repayment of the FRBNY loan, repayment of the JPMorgan Chase loan and the expense of the LLC will be for the account of the FRBNY. The extent to which the FRBNY and JPMorgan Chase loans will be repaid will depend on the value of the assets in the portfolio and the liquidation strategy directed by the FRBNY. The Firm does not consolidate the LLC, as it does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. In June 2012, the FRBNY loan was repaid in full and the Firm has subsequently received substantial repayments of its loan. During the three and nine months ended September 30, 2012, JPMorgan Chase recognized a pretax gain of $98 million and $663 million, respectively, reflecting the expected recovery on the $1.15 billion subordinated loan plus contractual interest.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of September 30, 2012, and December 31, 2011.

	Assets				Liabilities
September 30, 2012 (in billions)(a)	Trading assets – debt and equity instruments	Loans	Other(d)	Total assets(e)	Beneficial interests in VIE assets(f)	Other(g)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$45.5	$0.7	$46.2	$29.4	$—	$29.4
Firm-administered multi-seller conduits	—	25.6	0.2	25.8	11.8	—	11.8
Municipal bond vehicles	10.8	—	—	10.8	11.8	—	11.8
Mortgage securitization entities(b)	1.4	2.1	—	3.5	2.3	1.2	3.5
Other(c)	0.8	3.9	1.1	5.8	2.6	0.1	2.7
Total	$13.0	$77.1	$2.0	$92.1	$57.9	$1.3	$59.2

	Assets				Liabilities
December 31, 2011 (in billions)(a)	Trading assets – debt and equity instruments	Loans	Other(d)	Total assets(e)	Beneficial interests in VIE assets(f)	Other(g)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$50.7	$0.8	$51.5	$32.5	$—	$32.5
Firm-administered multi-seller conduits	—	29.7	0.2	29.9	18.7	—	18.7
Municipal bond vehicles	9.2	—	0.1	9.3	9.2	—	9.2
Mortgage securitization entities(b)	1.4	2.3	—	3.7	2.3	1.3	3.6
Other(c)	1.5	4.1	1.5	7.1	3.3	0.2	3.5
Total	$12.1	$86.8	$2.6	$101.5	$66.0	$1.5	$67.5

(a)	Excludes intercompany transactions which were eliminated in consolidation.

(b)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(c)
Primarily comprises student loan securitization entities. The Firm consolidated $3.8 billion and $4.1 billion of student loan securitization entities as of September 30, 2012, and December 31, 2011, respectively.

(d)	Includes assets classified as cash, derivative receivables, AFS securities, and other assets within the Consolidated Balance Sheets.

(e)
The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(f)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $34.4 billion and $39.7 billion at September 30, 2012, and December 31, 2011, respectively. The maturities of the long-term beneficial interests as of September 30, 2012, were as follows: $13.0 billion under one year, $15.0 billion between one and five years, and $6.4 billion over five years.

(g)	Includes liabilities classified as accounts payable and other liabilities on the Consolidated Balance Sheets.
Supplemental information on loan securitizations
The Firm securitizes and sells a variety of loans, including residential mortgage, credit card, automobile, student and commercial (primarily related to real estate) loans, as well as debt securities. The primary purposes of these securitization transactions are to satisfy investor demand and to generate liquidity for the Firm.

Securitization activity
The following tables provide information related to the Firm’s securitization activities for the three and nine months ended September 30, 2012 and 2011, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, and sale accounting was achieved based on the accounting rules in effect at the time of the securitization.

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012			2011
(in millions, except rates)	Residential mortgage(c)(d)	Commercial and other(e)	Residential mortgage(c)(d)	Commercial and other(e)	Residential mortgage(c)(d)	Commercial and other(e)		Residential mortgage(c)(d)	Commercial and other(e)
Principal securitized	$—	$1,004	$—	$1,862	$—	$3,918	(f)	$—	$4,802
All cash flows during the period:
Proceeds from new securitizations(a)	$—	$1,004	$—	$1,878	$—	$3,918	(f)	$—	$4,966
Servicing fees collected	155	1	164	1	506	3		576	3
Purchases of previously transferred financial assets (or the underlying collateral)(b)	46	—	37	—	157	—		733	—
Cash flows received on the interests that continue to be held by the Firm	49	34	56	55	146	116		178	135

(a)
Proceeds from commercial mortgage securitizations were received in the form of securities. For the three and nine months ended September 30, 2012, $1.0 billion and $3.9 billion, respectively, of commercial mortgage securitizations were classified in level 2 of the fair value hierarchy. For the three and nine months ended September 30, 2011, $1.2 billion and $681 million, respectively, and $3.8 billion and $1.2 billion, respectively, of commercial mortgage securitizations were classified in levels 2 and 3 of the fair value hierarchy.

(b)	Includes cash paid by the Firm to reacquire assets from off–balance sheet, nonconsolidated entities – for example, loan repurchases due to representation and warranties and servicer clean-up calls.

(c)	Includes prime, Alt-A, subprime, and option ARMs. Excludes sales for which the Firm did not securitize the loan (including loans sold to Ginnie Mae, Fannie Mae and Freddie Mac).

(d)	There were no residential mortgage securitizations during the three and nine months ended September 30, 2012 and 2011.

(e)	Includes commercial and student loan securitizations.

(f)	Includes $851 million of principal and $859 million of proceeds from commercial securitizations co-sponsored by third parties for the nine months ended September 30, 2012.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Carrying value of loans sold(a)(b)	$48,203	$39,130	$132,293	$110,986
Proceeds received from loan sales as cash	2,088	1,298	4,048	2,203
Proceeds from loans sales as securities(c)	45,561	37,252	126,686	106,935
Total proceeds received from loan sales	$47,649	$38,550	$130,734	$109,138
Gains on loan sales	50	43	141	95

(a)	Predominantly to U.S. government agencies.

(b)	MSRs were excluded from the above table. See Note 16 on pages 184–187 of this Form 10-Q for further information on originated MSRs.

(c)	Predominantly includes securities from U.S. government agencies that are generally sold shortly after receipt.

Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 21 on pages 192–196 of this Form 10-Q, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies in certain arrangements. The Firm typically elects to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated Balance Sheets as a loan with a corresponding liability. As of September 30, 2012, and December 31, 2011, the Firm had recorded on its Consolidated Balance Sheets $15.5 billion and $15.7 billion, respectively, of loans that either had been repurchased or for which the Firm had an option to repurchase. Predominately all of the amounts presented above relate to loans that have been repurchased from Ginnie Mae loan pools. Additionally, real estate owned resulting from voluntary repurchases of loans was $1.5 billion and $1.0 billion as of September 30, 2012, and December 31, 2011, respectively. Substantially all of these loans and real estate owned are insured or guaranteed by U.S. government agencies, and where applicable, reimbursement is proceeding normally. For additional information, refer to Note 13 on pages 154–175 of this Form 10-Q and Note 14 on pages 231–252 of JPMorgan Chase’s 2011 Annual Report.

JPMorgan Chase’s interest in securitized assets held at fair value
The following table outlines the key economic assumptions used to determine the fair value, as of September 30, 2012, and December 31, 2011, of certain of the Firm’s retained interests in nonconsolidated VIEs (other than MSRs), that are valued using modeling techniques. The table also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of MSRs, see Note 16 on pages 184–187 of this Form 10-Q.

	Commercial and other
(in millions, except rates and where otherwise noted)	September 30, 2012	December 31, 2011(d)
JPMorgan Chase interests in securitized assets(a)(b)	$1,366	$1,585
Weighted-average life (in years)	6.7	1.0
Weighted-average discount rate(c)	4.2%	59.1%
Impact of 10% adverse change	$(33)	$(45)
Impact of 20% adverse change	(65)	(76)

(a)
The Firm’s interests in prime mortgage securitizations were $553 million and $555 million, as of September 30, 2012, and December 31, 2011, respectively. These include retained interests in Alt-A loans and re-securitization transactions. The Firm’s interests in subprime mortgage securitizations were $52 million and $31 million, as of September 30, 2012, and December 31, 2011, respectively. Additionally, the Firm had interests in option ARM mortgage securitizations of zero and $23 million at September 30, 2012, and December 31, 2011, respectively.

(b)	Includes certain investments acquired in the secondary market but predominantly held for investment purposes.

(c)	Incorporates the Firm’s weighted-average loss assumption.

(d)	The prior period has been reclassified to conform with the current presentation.

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

Loan delinquencies and liquidation losses

The table below includes information about components of nonconsolidated securitized financial assets, in which the Firm has continuing involvement, and delinquencies as of September 30, 2012, and December 31, 2011, respectively; and liquidation losses for the three and nine months ended September 30, 2012 and 2011, respectively.

					Liquidation losses
	Securitized assets		90 days past due		Three months ended September 30,		Nine months ended September 30,
(in millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	2012	2011	2012	2011
Securitized loans(a)
Residential mortgage:
Prime mortgage(b)	$90,667	$101,004	$19,355	$24,285	$1,422	$1,567	$5,246	$4,301
Subprime mortgage	32,062	35,755	10,267	14,293	902	718	2,023	2,334
Option ARMs	27,206	31,075	7,286	9,999	551	481	1,801	1,389
Commercial and other	86,022	93,336	3,739	4,836	383	288	904	742
Total loans securitized(c)	$235,957	$261,170	$40,647	$53,413	$3,258	$3,054	$9,974	$8,766

(a)
Total assets held in securitization-related SPEs were $313.0 billion and $340.0 billion, respectively, at September 30, 2012, and December 31, 2011. The $236.0 billion and $261.2 billion, respectively, of loans securitized at September 30, 2012, and December 31, 2011, excludes: $72.6 billion and $74.4 billion, respectively, of securitized loans in which the Firm has no continuing involvement, and $4.4 billion and $4.4 billion, respectively, of loan securitizations consolidated on the Firm’s Consolidated Balance Sheets at September 30, 2012, and December 31, 2011.

(b)	Includes Alt-A loans.

(c)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

Note 16 – Goodwill and other intangible assets
For a discussion of the accounting policies related to goodwill and other intangible assets, see Note 17 on pages 267–271 of JPMorgan Chase’s 2011 Annual Report.
Goodwill and other intangible assets consist of the following:

(in millions)	Sep 30, 2012	Dec 31, 2011
Goodwill	$48,178	$48,188
Mortgage servicing rights	7,080	7,223
Other intangible assets:
Purchased credit card relationships	$409	$602
Other credit card-related intangibles	415	488
Core deposit intangibles	412	594
Other intangibles	1,405	1,523
Total other intangible assets	$2,641	$3,207

The following table presents goodwill attributed to the business segments.

(in millions)	Sep 30, 2012	Dec 31, 2011
Investment Bank	$5,233	$5,276
Retail Financial Services	16,483	16,489
Card Services & Auto	14,560	14,507
Commercial Banking	2,863	2,864
Treasury & Securities Services	1,669	1,668
Asset Management	6,993	7,007
Corporate/Private Equity	377	377
Total goodwill	$48,178	$48,188

The following table presents changes in the carrying amount of goodwill.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Balance at beginning of period(a)	$48,131	$48,882	$48,188	$48,854
Changes during the period from:
Business combinations	11	60	31	66
Dispositions	—	(645)	(4)	(645)
Other(b)	36	(117)	(37)	(95)
Balance at September 30,(a)	$48,178	$48,180	$48,178	$48,180

(a)	Reflects gross goodwill balances as the Firm has not recognized any impairment losses to date.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.

Goodwill was not impaired at September 30, 2012, or December 31, 2011, nor was any goodwill written off due to impairment during the nine months ended September 30, 2012 and 2011.
The goodwill impairment test is based upon a comparison between the carrying value and fair value of a reporting unit. The Firm uses the reporting units’ allocated equity plus goodwill capital as a proxy for the carrying amounts of equity for the reporting units in the goodwill impairment testing. Reporting unit equity is determined on a similar basis as the allocation of equity to the Firm’s lines of business, which primarily considers stand-alone peer comparisons and regulatory capital requirements (under Basel III), although economic risk capital is also considered. Proposed line of business equity levels are incorporated into the Firm’s annual budget process, which is reviewed by the Firm’s Board of Directors. Allocated equity is further reviewed on a periodic basis and updated as needed. For a discussion of the primary method used to estimate the fair values of the reporting units, see Impairment testing on page 268 of JPMorgan Chase’s 2011 Annual Report.
While no impairment of goodwill was recognized, the Firm’s consumer lending businesses in RFS and Card remain at an elevated risk for goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of economic, regulatory and legislative changes. In addition, the earnings or estimated cost of equity of the Firm’s capital markets businesses could also be affected by regulatory or legislative changes. Declines in business performance, increases in allocated equity capital, or increases in the estimated cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
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

The following table summarizes MSR activity for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except where otherwise noted)	2012	2011	2012	2011
Fair value at beginning of period	$7,118	$12,243	$7,223	$13,649
MSR activity
Originations of MSRs	604	623	1,700	1,942
Purchase of MSRs	2	1	5	31
Disposition of MSRs	(23)	—	(23)	—
Changes due to modeled amortization	(292)	(459)	(973)	(1,503)
Net additions and amortization	291	165	709	470
Changes due to market interest rates	(324)	(4,575)	(875)	(5,129)
Other changes in valuation due to inputs and assumptions(a)	(5)	—	23	(1,157)
Total change in fair value of MSRs(b)	(329)	(4,575)	(852)	(6,286)
Fair value at September 30,(c)	$7,080	$7,833	$7,080	$7,833
Change in unrealized gains/(losses) included in income related to MSRs held at September 30,	$(329)	$(4,575)	$(852)	$(6,286)
Contractual service fees, late fees and other ancillary fees included in income	$914	$986	$2,896	$2,994
Third-party mortgage loans serviced at September 30, (in billions)	$818.9	$932.6	$818.9	$932.6
Servicer advances at September 30, (in billions)(d)	$10.0	$11.0	$10.0	$11.0

(a)
Represents the aggregate impact of changes in model inputs and assumptions such as costs to service, home prices, mortgage spreads, ancillary income, and assumptions used to derive prepayment speeds, as well as changes to the valuation models themselves.

(b)
Includes changes related to commercial real estate of $(3) million and $(3) million for the three months ended September 30, 2012 and 2011, and $(8) million and $(7) million for the nine months ended September 30, 2012 and 2011, respectively.

(c)	Includes $23 million and $33 million related to commercial real estate at September 30, 2012 and 2011, respectively.

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

In the first half of 2011, the Firm determined that the fair value of the MSR asset had declined, reflecting higher estimated future servicing costs related to enhanced servicing processes, particularly loan modification and foreclosure procedures, including costs to comply with Consent Orders entered into with the banking regulators. The increase in the cost to service assumption contemplated significant and prolonged increases in staffing levels in the core and default servicing function, and specifically considered the higher cost to service certain high-risk vintages. These higher estimated future costs resulted in a $1.1 billion decrease in the fair value of the MSR asset during the nine months ended September 30, 2011.

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
RFS mortgage fees and related income
Net production revenue:
Production revenue	$1,582	$1,090	$4,376	$2,536
Repurchase losses	(13)	(314)	(325)	(957)
Net production revenue	1,569	776	4,051	1,579
Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	946	1,039	2,989	3,102
Changes in MSR asset fair value due to modeled amortization	(290)	(457)	(968)	(1,498)
Total operating revenue	656	582	2,021	1,604
Risk management:
Changes in MSR asset fair value due to market interest rates	(323)	(4,574)	(872)	(5,127)
Other changes in MSR asset fair value due to inputs or assumptions in model(a)	(5)	—	23	(1,158)
Derivative valuation adjustments and other	479	4,596	1,426	5,093
Total risk management	151	22	577	(1,192)
Total RFS net mortgage servicing revenue	807	604	2,598	412
All other	1	—	3	5
Mortgage fees and related income	$2,377	$1,380	$6,652	$1,996

(a)
Represents the aggregate impact of changes in model inputs and assumptions such as costs to service, home prices, mortgage spreads, ancillary income, and assumptions used to derive prepayment speeds, as well as changes to the valuation models themselves.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at September 30, 2012, and December 31, 2011; and it outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Sep 30, 2012	Dec 31, 2011
Weighted-average prepayment speed assumption (“CPR”)	15.60%	18.07%
Impact on fair value of 10% adverse change	$(543)	$(585)
Impact on fair value of 20% adverse change	(1,040)	(1,118)
Weighted-average option adjusted spread	7.82%	7.83%
Impact on fair value of 100 basis points adverse change	$(270)	$(269)
Impact on fair value of 200 basis points adverse change	(521)	(518)
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
Other intangible assets
The $566 million decrease in other intangible assets during the nine months ended September 30, 2012, was due to $566 million in amortization.

The components of credit card relationships, core deposits and other intangible assets were as follows.

	September 30, 2012			December 31, 2011
(in millions)	Gross amount(a)	Accumulated amortization(a)	Net carrying value	Gross amount	Accumulated amortization	Net carrying value
Purchased credit card relationships	$3,775	$3,366	$409	$3,826	$3,224	$602
Other credit card-related intangibles	852	437	415	844	356	488
Core deposit intangibles	4,133	3,721	412	4,133	3,539	594
Other intangibles(b)	2,401	996	1,405	2,467	944	1,523

(a)	The decrease in the gross amount and accumulated amortization from December 31, 2011, was due to the removal of fully amortized assets.

(b)	Includes intangible assets of approximately $600 million consisting primarily of asset management advisory contracts, which were determined to have an indefinite life and are not amortized.
Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and other intangible assets.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Purchased credit card relationships	$59	$69	$195	$226
Other credit card-related intangibles	27	27	81	80
Core deposit intangibles	60	72	182	216
Other intangibles	36	44	108	119
Total amortization expense	$182	$212	$566	$641

Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and other intangible assets.

For the year (in millions)	Purchased credit card relationships	Other credit card-related intangibles	Core deposit intangibles	Other intangibles	Total
2012(a)	$253	$107	$240	$143	$743
2013	213	105	196	136	650
2014	109	104	102	120	435
2015	24	96	26	100	246
2016	4	34	14	93	145

(a)
Includes $195 million, $81 million, $182 million, and $108 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the nine months ended September 30, 2012.

Note 17 – Deposits
For further discussion on deposits, see Note 19 on page 272 of JPMorgan Chase’s 2011 Annual Report.
At September 30, 2012, and December 31, 2011, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	September 30, 2012	December 31, 2011
U.S. offices
Noninterest-bearing	$363,388	$346,670
Interest-bearing:
Demand(a)	41,634	47,075
Savings(b)	386,472	375,051
Time (included $4,686 and $3,861 at fair value)(c)	81,301	82,738
Total interest-bearing deposits	509,407	504,864
Total deposits in U.S. offices	872,795	851,534
Non-U.S. offices
Noninterest-bearing	16,192	18,790
Interest-bearing:
Demand	196,303	188,202
Savings	933	687
Time (included $764 and $1,072 at fair value)(c)	53,388	68,593
Total interest-bearing deposits	250,624	257,482
Total deposits in non-U.S. offices	266,816	276,272
Total deposits	$1,139,611	$1,127,806

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4 on pages 198–200 of JPMorgan Chase’s 2011 Annual Report.

Note 18 – Earnings per share
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 24 on page 277 of JPMorgan Chase’s 2011 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2012 and 2011.

(in millions, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic earnings per share
Net income	$5,708	$4,262	$15,592	$15,248
Less: Preferred stock dividends	163	157	478	472
Net income applicable to common equity	5,545	4,105	15,114	14,776
Less: Dividends and undistributed earnings allocated to participating securities	199	169	558	635
Net income applicable to common stockholders	$5,346	$3,936	$14,556	$14,141
Total weighted-average basic shares outstanding	3,803.3	3,859.6	3,810.4	3,933.2
Net income per share	$1.41	$1.02	$3.82	$3.60

Diluted earnings per share
Net income applicable to common stockholders	$5,346	$3,936	$14,556	$14,141
Total weighted-average basic shares outstanding	3,803.3	3,859.6	3,810.4	3,933.2
Add: Employee stock options, SARs and warrants(a)	10.6	12.6	12.2	23.3
Total weighted-average diluted shares outstanding(b)	3,813.9	3,872.2	3,822.6	3,956.5
Net income per share	$1.40	$1.02	$3.81	$3.57

(a)
Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans and the warrants originally issued in 2008 under the U.S. Treasury’s Capital Purchase Program to purchase shares of the Firm’s common stock. The aggregate number of shares issuable upon the exercise of such options and warrants was 147 million and 197 million for the three months ended September 30, 2012 and 2011, respectively, and 158 million and 112 million for the nine months ended September 30, 2012 and 2011, respectively.

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

As of or for the three months ended September 30, 2012	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at July 1, 2012	$4,814	(b)	$(88)	$89	$(2,543)	$2,272
Net change	2,083	(c)	13	23	35	2,154
Balance at September 30, 2012	$6,897	(b)	$(75)	$112	$(2,508)	$4,426

As of or for the three months ended September 30, 2011	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at July 1, 2011	$3,268	(b)	$280	$(5)	$(1,905)	$1,638
Net change	469	(d)	(237)	59	35	326
Balance at September 30, 2011	$3,737	(b)	$43	$54	$(1,870)	$1,964

As of or for the nine months ended September 30, 2012	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2012	$3,565	(b)	$(26)	$51	$(2,646)	$944
Net change	3,332	(c)	(49)	61	138	3,482
Balance at September 30, 2012	$6,897	(b)	$(75)	$112	$(2,508)	$4,426

As of or for the nine months ended September 30, 2011	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2011	$2,498	(b)	$253	$206	$(1,956)	$1,001
Net change	1,239	(d)	(210)	(152)	86	963
Balance at September 30, 2011	$3,737	(b)	$43	$54	$(1,870)	$1,964

(a)	Represents the after-tax difference between the fair value and amortized cost of securities accounted for as AFS.

(b)
Included after-tax unrealized losses not related to credit on debt securities for which credit losses have been recognized in income of $(94) million at September 30, 2012, $(101) million at July 1, 2012, $(56) million at January 1, 2012, $(57) million at September 30, 2011, $(62) million at July 1, 2011 and $(81) million at January 1, 2011.

(c)
The net change for the three and nine months ended September 30, 2012, was predominantly driven by declining interest rates and the tightening of spreads across the portfolio, partially offset by sales.

(d)
The net change for the three and nine months ended September 30, 2011, was predominantly driven by increased market value on agency MBS and municipal securities, partially offset by the widening of spreads on non-U.S. corporate debt and realization of gains.

The following table presents the pretax and after-tax changes in the components of other comprehensive income/(loss).

	2012			2011
Three months ended September 30, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on AFS securities:
Net unrealized gains/(losses) arising during the period	$3,872	$(1,509)	$2,363	$1,381	$(544)	$837
Reclassification adjustment for realized (gains)/losses included in net income	(458)	178	(280)	(605)	237	(368)
Net change	3,414	(1,331)	2,083	776	(307)	469
Translation adjustments:
Translation	413	(153)	260	(1,195)	439	(756)
Hedges	(404)	157	(247)	853	(334)	519
Net change	9	4	13	(342)	105	(237)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	56	(22)	34	145	(53)	92
Reclassification adjustment for realized (gains)/losses included in net income	(19)	8	(11)	(50)	17	(33)
Net change	37	(14)	23	95	(36)	59
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	—	—	—	—	—	—
Reclassification adjustments included in net income:
Amortization of net loss	81	(30)	51	53	(21)	32
Prior service costs/(credits)	(11)	4	(7)	(13)	5	(8)
Foreign exchange and other	(14)	5	(9)	17	(6)	11
Net change	56	(21)	35	57	(22)	35
Total other comprehensive income/(loss)	$3,516	$(1,362)	$2,154	$586	$(260)	$326

	2012			2011
Nine months ended September 30, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on AFS securities:
Net unrealized gains/(losses) arising during the period	$7,469	$(2,912)	$4,557	$3,585	$(1,406)	$2,179
Reclassification adjustment for realized (gains)/losses included in net income	(2,008)	783	(1,225)	(1,539)	599	(940)
Net change	5,461	(2,129)	3,332	2,046	(807)	1,239
Translation adjustments:
Translation	108	(40)	68	(415)	157	(258)
Hedges	(191)	74	(117)	80	(32)	48
Net change	(83)	34	(49)	(335)	125	(210)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	143	(56)	87	(11)	4	(7)
Reclassification adjustment for realized (gains)/losses included in net income	(44)	18	(26)	(235)	90	(145)
Net change	99	(38)	61	(246)	94	(152)
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	34	(13)	21	20	(11)	9
Reclassification adjustments included in net income:
Amortization of net loss	243	(94)	149	159	(54)	105
Prior service costs/(credits)	(32)	12	(20)	(39)	15	(24)
Foreign exchange and other	(20)	8	(12)	(8)	4	(4)
Net change	225	(87)	138	132	(46)	86
Total other comprehensive income/(loss)	$5,702	$(2,220)	$3,482	$1,597	$(634)	$963

Note 20 – Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The OCC establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A.
There are two categories of risk-based capital: Tier 1 capital and Tier 2 capital. Tier 1 capital consists of common stockholders’ equity, perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred capital debt securities, less goodwill and certain other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, subordinated long-term debt and other instruments qualifying as Tier 2 capital, and the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets (“RWA”). Total capital is Tier 1 capital plus Tier 2 capital. Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and Total capital to RWA, as well as minimum leverage ratios (which are defined as Tier 1 capital divided by adjusted quarterly average assets). Failure to meet these minimum requirements could cause the Federal Reserve to take action. Banking subsidiaries also are subject to these capital requirements by their respective primary regulators. As of September 30, 2012, and December 31, 2011, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at September 30, 2012, and December 31, 2011. These amounts are determined in accordance with regulations issued by the Federal Reserve and/or OCC. The following table reflects an adjustment to the Firm’s and JPMorgan Chase Bank, N.A.’s RWA as of September 30, 2012. This adjustment reflects regulatory guidance regarding a limited number of market risk models used for certain positions held by the Firm and JPMorgan Chase Bank, N.A. during the first half of 2012, including the CIO synthetic credit portfolio.

	JPMorgan Chase & Co.(e)		JPMorgan Chase Bank, N.A.(e)		Chase Bank USA, N.A.(e)		Well-capitalized ratios(f)		Minimum capital ratios(f)
(in millions, except ratios)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Regulatory capital
Tier 1(a)	$154,686	$150,384	$107,381	$98,426	$9,787	$11,903
Total	190,491	188,088	143,298	136,017	13,238	15,448

Assets
Risk-weighted(b)(c)	$1,297,016	$1,221,198	$1,110,279	$1,042,898	$101,084	$107,421
Adjusted average(d)	2,186,292	2,202,087	1,765,818	1,789,194	102,913	106,312

Capital ratios
Tier 1(a)	11.9%	12.3%	9.7%	9.4%	9.7%	11.1%	6.0%		4.0%
Total	14.7	15.4	12.9	13.0	13.1	14.4	10.0		8.0
Tier 1 leverage	7.1	6.8	6.1	5.5	9.5	11.2	5.0	(g)	3.0	(h)

(a)
JPMorgan Chase redeemed $9.0 billion of trust preferred capital debt securities effective July 12, 2012. At September 30, 2012, trust preferred capital debt securities included in Tier 1 capital were $10.2 billion and $600 million, for JPMorgan Chase and JPMorgan Chase Bank, N.A., respectively. If these securities were excluded from the calculation at September 30, 2012, Tier 1 capital would be $144.5 billion and $106.8 billion, respectively, and the Tier 1 capital ratio would be 11.1% and 9.6%, respectively. At September 30, 2012, Chase Bank USA, N.A. had no trust preferred capital debt securities.

(b)
RWA consist of on– and off–balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On–balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off–balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off–balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on–balance sheet credit-equivalent amount, which is then risk-weighted based on the same factors used for on–balance sheet assets. RWA also incorporate a measure for the market risk related to applicable trading assets–debt and equity instruments, and foreign exchange and commodity derivatives. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total RWA.

(c)
Includes off–balance sheet RWA at September 30, 2012, of $307.8 billion, $297.6 billion and $15 million, and at December 31, 2011, of $301.1 billion, $291.0 billion and $38 million, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., respectively.

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

Note:
Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $319 million and $414 million at September 30, 2012, and December 31, 2011, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $2.5 billion and $2.3 billion at September 30, 2012, and December 31, 2011, respectively.

A reconciliation of the Firm’s Total stockholders’ equity to Tier 1 capital and Total qualifying capital is presented in the table below.

(in millions)	September 30, 2012	December 31, 2011
Tier 1 capital
Total stockholders’ equity	$199,693	$183,573
Effect of certain items in AOCI excluded from Tier 1 capital	(4,501)	(970)
Qualifying hybrid securities and noncontrolling interests(a)	10,568	19,668
Less: Goodwill(b)	45,718	45,873
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	1,928	2,150
Investments in certain subsidiaries	862	993
Other intangible assets(b)	2,566	2,871
Total Tier 1 capital	154,686	150,384
Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	19,459	22,275
Qualifying allowance for credit losses	16,367	15,504
Adjustment for investments in certain subsidiaries and other	(21)	(75)
Total Tier 2 capital	35,805	37,704
Total qualifying capital	$190,491	$188,088

(a)	Primarily includes trust preferred capital debt securities of certain business trusts.

(b)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

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
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at September 30, 2012, and December 31, 2011. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases, without notice as permitted by law. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower. Also, the Firm typically closes credit card lines when the borrower is 60 days or more past due.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(i)
	Sep 30, 2012					Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$1,712	$5,243	$4,709	$3,901	$15,565	$16,542	$—	$—
Home equity – junior lien	3,400	8,610	6,597	4,339	22,946	26,408	—	—
Prime mortgage	4,040	—	—	—	4,040	1,500	—	—
Subprime mortgage	—	—	—	—	—	—	—	—
Auto	7,100	155	165	18	7,438	6,694	1	1
Business banking	10,435	499	89	360	11,383	10,299	6	6
Student and other	99	220	16	476	811	864	—	—
Total consumer, excluding credit card	26,786	14,727	11,576	9,094	62,183	62,307	7	7
Credit card	534,333	—	—	—	534,333	530,616	—	—
Total consumer	561,119	14,727	11,576	9,094	596,516	592,923	7	7
Wholesale:
Other unfunded commitments to extend credit(a)(b)	59,537	72,835	95,548	8,988	236,908	215,251	438	347
Standby letters of credit and other financial guarantees(a)(b)(c)(d)	27,151	31,116	40,905	1,733	100,905	101,899	679	696
Unused advised lines of credit	65,190	13,808	350	502	79,850	60,203	—	—
Other letters of credit(a)(d)	3,934	884	76	—	4,894	5,386	1	2
Total wholesale	155,812	118,643	136,879	11,223	422,557	382,739	1,118	1,045
Total lending-related	$716,931	$133,370	$148,455	$20,317	$1,019,073	$975,662	$1,125	$1,052
Other guarantees and commitments
Securities lending indemnifications(e)	$183,716	$—	$—	$—	$183,716	$186,077	NA	NA
Derivatives qualifying as guarantees	1,725	8,287	19,887	36,611	66,510	75,593	$230	$457
Unsettled reverse repurchase and securities borrowing agreements(f)	41,497	—	—	—	41,497	39,939	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability(g)	NA	NA	NA	NA	NA	NA	3,099	3,557
Loans sold with recourse	NA	NA	NA	NA	9,651	10,397	142	148
Other guarantees and commitments(h)	666	205	387	5,569	6,827	6,321	(75)	(5)

(a)
At September 30, 2012, and December 31, 2011, reflects the contractual amount net of risk participations totaling $589 million and $1.1 billion, respectively, for other unfunded commitments to extend credit; $18.2 billion and $19.8 billion, respectively, for standby letters of credit and other financial guarantees; and $913 million and $974 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(b)
At September 30, 2012, and December 31, 2011, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other not-for-profit entities of $45.7 billion and $48.6 billion, respectively. These commitments also include liquidity facilities to nonconsolidated municipal bond VIEs; for further information, see Note 15 on pages 177–184 of this Form 10-Q.

(c)	At September 30, 2012, and December 31, 2011, included unissued standby letters of credit commitments of $44.4 billion and $44.1 billion, respectively.

(d)
At September 30, 2012, and December 31, 2011, JPMorgan Chase held collateral relating to $43.3 billion and $41.5 billion, respectively, of standby letters of credit; and $795 million and $1.3 billion, respectively, of other letters of credit.

(e)
At September 30, 2012, and December 31, 2011, collateral held by the Firm in support of securities lending indemnification agreements was $184.5 billion and $186.3 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)
At September 30, 2012, and December 31, 2011, the amount of commitments related to forward-starting reverse repurchase agreements and securities borrowing agreements were $8.8 billion and $14.4 billion, respectively. Commitments related to unsettled reverse repurchase agreements and securities borrowing agreements with regular-way settlement periods were $32.7 billion and $25.5 billion, at September 30, 2012, and December 31, 2011, respectively.

(g)
The Firm’s mortgage repurchase liability is intended to cover losses associated with all loans previously sold in connection with loan sale and securitization transactions with the GSEs, regardless of when those losses occur or how they are ultimately resolved (e.g., repurchase, make-whole payment). For additional information, see Loan sale and securitization-related indemnifications on pages 195–196 of this Note.

(h)
At September 30, 2012, and December 31, 2011, included unfunded commitments of $398 million and $789 million, respectively, to third-party private equity funds; and $1.6 billion and $1.5 billion, respectively, to other equity investments. These commitments included $359 million and $820 million, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 119–133 of this Form 10-Q. In addition, at September 30, 2012, and December 31, 2011, included letters of credit hedged by derivative transactions and managed on a market risk basis of $4.5 billion and $3.9 billion, respectively.

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
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged and acquisition finance activities, which were $6.8 billion and $6.1 billion at September 30, 2012, and December 31, 2011, respectively. For further information, see Note 3 and Note 4 on pages 119–133 and 133–135 respectively, of this Form 10-Q.
In addition, the Firm acts as a clearing and custody bank in the U.S. tri-party repurchase transaction market. In its role as clearing and custody bank, the Firm is exposed to intra-day credit risk of the cash borrowers, usually broker-dealers; however, this exposure is secured by collateral and typically extinguished through the settlement process by the end of the day. For the three months ended September 30, 2012, the tri-party repurchase daily balances averaged $372 billion.
Guarantees
The Firm considers the following off–balance sheet lending-related arrangements to be guarantees under U.S. GAAP:

standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 29 on pages 283–289 of JPMorgan Chase’s 2011 Annual Report. The recorded amounts of the liabilities related to guarantees and indemnifications at September 30, 2012, and December 31, 2011, excluding the allowance for credit losses on lending-related commitments, are discussed below.
Standby letters of credit and other financial guarantees
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $680 million and $698 million at September 30, 2012, and December 31, 2011, respectively, which were classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values included $307 million and $319 million, respectively, for the allowance for lending-related commitments, and $373 million and $379 million, respectively, for the guarantee liability and corresponding asset.

The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of September 30, 2012, and December 31, 2011.
Standby letters of credit, other financial guarantees and other letters of credit

	September 30, 2012			December 31, 2011
(in millions)	Standby letters of credit and other financial guarantees		Other letters of credit	Standby letters of credit and other financial guarantees		Other letters of credit
Investment-grade(a)	$76,283		$3,559	$78,884		$4,105
Noninvestment-grade(a)	24,622		1,335	23,015		1,281
Total contractual amount(b)	$100,905	(c)	$4,894	$101,899	(c)	$5,386
Allowance for lending-related commitments	$306		$1	$317		$2
Commitments with collateral	43,315		795	41,529		1,264

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

(b)
At September 30, 2012, and December 31, 2011, reflects the contractual amount net of risk participations totaling $18.2 billion and $19.8 billion, respectively, for standby letters of credit and other financial guarantees; and $913 million and $974 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(c)	At September 30, 2012, and December 31, 2011, included unissued standby letters of credit commitments of $44.4 billion and $44.1 billion, respectively.

Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, see Note 29 on pages 283–289 of JPMorgan Chase’s 2011 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $66.5 billion and $75.6 billion at

September 30, 2012, and December 31, 2011, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value contracts is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $26.3 billion and $26.1 billion and the maximum exposure to loss was

$2.8 billion and $2.8 billion, at September 30, 2012, and December 31, 2011, respectively. The fair values of the contracts reflect the probability of whether the Firm will be required to perform under the contract. The fair value related to derivatives that the Firm deems to be guarantees were derivative payables of $323 million and $555 million and derivative receivables of $93 million and $98 million at September 30, 2012, and December 31, 2011, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5 on pages 143–144 of this Form 10-Q.
Loan sales- and securitization-related indemnifications
Mortgage repurchase liability
In connection with the Firm’s loan sale and securitization activities with the GSEs and other loan sale and private-label securitization transactions, as described in Note 15 on pages 177–184 of this Form 10-Q, and Note 16 on pages 256–267 of JPMorgan Chase’s 2011 Annual Report, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties. Generally, the maximum amount of future payments the Firm would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers (including securitization-related SPEs) plus, in certain circumstances, accrued interest on such loans and certain expense.
The Firm has recognized a mortgage repurchase liability of $3.1 billion and $3.6 billion, as September 30, 2012, and December 31, 2011, respectively, which is reported in accounts payable and other liabilities net of probable recoveries from third-party originators of $450 million and $577 million at September 30, 2012, and December 31, 2011, respectively. The Firm’s mortgage repurchase liability is intended to cover losses associated with all loans previously sold in connection with loan sale and securitization transactions with the GSEs, regardless of when those losses occur or how they are ultimately resolved (e.g., repurchase, make-whole payment). The liability related to all repurchase demands associated with private-label securitizations is separately evaluated by the Firm in establishing its litigation reserves.
Substantially all of the estimates and assumptions underlying the Firm’s established methodology for computing its recorded mortgage repurchase liability — including factors such as the amount of probable future demands from the GSEs (which is largely based on historical experience), the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure, and recoveries from third parties — require application of a significant level of management judgment.
While the Firm uses the best information available to it in estimating its mortgage repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts accrued as of September 30, 2012, are reasonably possible. The Firm believes the estimate of the range of reasonably possible losses, in excess of its established repurchase liability, is from $0 to approximately $1.6 billion at September 30, 2012. This estimated range of reasonably possible loss considers the Firm’s GSE-related exposure based on an assumed peak to trough decline in home prices of 42%, which is an additional 8 percentage point decline in home prices beyond the Firm’s current assumptions which were derived from a nationally recognized home price index. Although the Firm does not consider a further decline in home prices of this magnitude likely to occur, such a decline could increase the levels of loan delinquencies, which may, in turn, increase the level of repurchase demands from the GSEs and potentially result in additional repurchases of loans at greater loss severities; each of these factors could affect the Firm’s mortgage repurchase liability. Claims related to private-label securitizations have, thus far, generally manifested themselves through threatened or pending litigation, which the Firm has considered with other litigation matters as discussed in Note 23 on pages 196–206 of this Form 10-Q. Actual repurchase losses could vary significantly from the Firm’s recorded mortgage repurchase liability or this estimate of reasonably possible additional losses, depending on the outcome of various factors, including those considered above.
The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.
Summary of changes in mortgage repurchase liability(a)

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2012		2011	2012	2011
Repurchase liability at beginning of period	$3,293		$3,631	$3,557	$3,285
Realized losses(b)	(268)		(329)	(891)	(801)
Provision(c)	74		314	433	1,132
Repurchase liability at end of period	$3,099	(d)	$3,616	$3,099	$3,616

(a)	All mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves.

(b)
Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. Make-whole settlements were $94 million and $162 million for the three months ended September 30, 2012 and 2011, respectively and $387 million and $403 million, for the nine months ended September 30, 2012 and 2011, respectively.

(c)
Includes $30 million and $12 million of provision related to new loan sales for the three months ended September 30, 2012 and 2011, respectively, and $85 million and $35 million for the nine months ended September 30, 2012 and 2011, respectively.

(d)	Includes $3 million at September 30, 2012, related to future repurchase demands on loans sold by Washington Mutual to the GSEs.

Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At September 30, 2012, and December 31, 2011, the unpaid principal balance of loans sold with recourse totaled $9.7 billion and $10.4 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, was $142 million and $148 million at September 30, 2012, and December 31, 2011, respectively.

Note 22 – Pledged assets and collateral
For a discussion of the Firm’s pledged assets and collateral, see Note 30 on page 289 of JPMorgan Chase’s 2011 Annual Report.
Pledged assets
At September 30, 2012, assets were pledged to collateralize repurchase agreements, other securities financing agreements, derivative transactions and for other purposes, including to secure borrowings and public deposits. Certain of these pledged assets may be sold or repledged by the secured parties and are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets. In addition, at September 30, 2012, and December 31, 2011, the Firm had pledged $282.3 billion and $270.3 billion, respectively, of financial instruments it owns that may not be sold or repledged by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 15 on pages 177–184 of this Form 10-Q, and Note 16 on pages 256–267 of JPMorgan Chase’s 2011 Annual Report, for additional information on assets and liabilities of consolidated VIEs.
Collateral
At September 30, 2012, and December 31, 2011, the Firm had accepted assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of approximately $815.6 billion and $742.1 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, approximately $543.0 billion and $515.8 billion, respectively, were sold or repledged, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales and to collateralize deposits and derivative agreements.
Note 23 – Litigation
Contingencies
As of September 30, 2012, the Firm and its subsidiaries are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $6.0 billion at September 30, 2012. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm is involved, taking into account the Firm’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Firm does not believe that an estimate can currently be made. The Firm’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in many such proceedings of multiple defendants (including the Firm) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Firm’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
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
The Firm also faces a number of civil actions before courts and arbitration panels relating to the Firm’s sale and underwriting of ARS. The actions generally allege that the Firm and other firms manipulated the market for ARS by placing bids at auctions that affected these securities’ clearing rates or otherwise supported the auctions without properly disclosing these activities. The Firm’s motion to dismiss a putative class action that had been filed in the United States District Court for the Southern District of New York on behalf of purchasers of ARS was granted in March 2012. Plaintiffs did not file an appeal of the decision.
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
There are currently three civil actions pending in the United

States District Court for the Southern District of New York relating to the Funds. One of these actions involves a derivative lawsuit brought on behalf of purchasers of partnership interests in the U.S. feeder fund to the Enhanced Leverage Fund, alleging that the Bear Stearns defendants mismanaged the Funds. This action seeks, among other things, unspecified compensatory damages based on alleged investor losses. The parties have reached an agreement to settle this derivative action, pursuant to which BSAM would pay a maximum of approximately $18 million. In April 2012, the District Court granted final approval of this settlement. In May 2012, objectors representing certain interests in the U.S. feeder fund filed a notice of appeal to the United States Court of Appeals for the Second Circuit from the District Court’s final approval of the settlement. That appeal is currently pending. (A separate derivative action, also alleging that the Bear Stearns defendants mismanaged the Funds, was brought on behalf of purchasers of partnership interests in the U.S. feeder fund to the High Grade Fund, and was dismissed following a Court-approved settlement with similar terms, pursuant to which BSAM paid approximately $19 million.)
The second pending action, brought by the Joint Voluntary Liquidators of the Cayman Islands feeder funds, makes allegations similar to those asserted in the derivative lawsuits related to the U.S. feeder funds, alleges net losses of approximately $700 million and seeks compensatory and punitive damages. The parties presently are engaged in expert discovery.
The third action was brought by Bank of America and Banc of America Securities LLC (together “BofA”) alleging breach of contract and fraud in connection with a $4 billion securitization in May 2007 known as a “CDO-squared,” for which BSAM served as collateral manager. This securitization was composed of certain collateralized debt obligation holdings that were purchased by BofA from the Funds. BofA currently seeks damages up to approximately $540 million. The Court recently granted BofA’s motion to amend its complaint to reinstate a previously dismissed claim for breach of fiduciary duty. Briefing of motions for summary judgment is scheduled to occur in late 2012 and into early 2013.
Bear Stearns Shareholder Litigation and Related Matters. Various shareholders of Bear Stearns have commenced purported class actions against Bear Stearns and certain of its former officers and/or directors on behalf of all persons who purchased or otherwise acquired common stock of Bear Stearns between December 14, 2006, and March 14, 2008 (the “Class Period”). During the Class Period, Bear Stearns had between 115 million and 120 million common shares outstanding, and the price per share of those securities declined from a high of $172.61 to a low of $30 at the end of the period. The actions, originally commenced in several federal courts and thereafter consolidated before the United States District Court for the Southern District of New York, allege that the defendants issued materially false and misleading statements regarding Bear Stearns’ business and financial results and that, as a result of those false statements, Bear Stearns’ common stock traded at artificially inflated prices during the Class Period. An agreement has been reached to settle the claims asserted in the consolidated class action complaint for $275 million. The settlement was preliminarily approved by the District Court in June 2012. A hearing was held in September 2012 to consider the final approval of the settlement, and the settlement remains subject to final approval by the District Court. In addition, several individual shareholders of Bear Stearns have also commenced or threatened to commence their own lawsuits or arbitration proceedings against Bear Stearns asserting claims similar to those in the consolidated class action complaint. Certain of these matters have been dismissed or settled.
Separately, an agreement has been reached to resolve a class action brought under the Employee Retirement Income Security Act (“ERISA”) against Bear Stearns and certain of its former officers and/or directors on behalf of participants in the Bear Stearns Employee Stock Ownership Plan for alleged breaches of fiduciary duties in connection with the management of that Plan. Under the settlement, the class will receive $10 million. In September 2012, the United States District Court for the Southern District of New York Court granted final approval of this settlement.
Bear Stearns, former members of Bear Stearns’ Board of Directors and certain of Bear Stearns’ former executive officers have also been named as defendants in a shareholder derivative and class action suit which is pending in the United States District Court for the Southern District of New York. Plaintiffs assert claims for breach of fiduciary duty, violations of federal securities laws, waste of corporate assets and gross mismanagement, unjust enrichment, abuse of control, and indemnification and contribution in connection with the losses sustained by Bear Stearns as a result of its purchases of subprime loans and certain repurchases of its own common stock. Certain individual defendants are also alleged to have sold their holdings of Bear Stearns common stock while in possession of material nonpublic information. Plaintiffs seek compensatory damages in an unspecified amount. The District Court dismissed the action in January 2011, and plaintiffs have appealed.
CIO Investigations and Litigations. The Firm is responding to a series of class actions, shareholder derivative actions, shareholder demands and government investigations relating to trading losses in the synthetic credit portfolio managed by the Firm’s Chief Investment Office (“CIO”). The Firm has received requests for documents and information in connection with governmental inquiries and investigations by Congress, the OCC, Federal Reserve, DOJ, U.S. Securities & Exchange Commission (“SEC”), Commodity Futures Trading Commission (“CFTC”), UK Financial Services Authority, the State of Massachusetts and other government agencies. The Firm is cooperating with these investigations.
In addition, the Firm and certain of its affiliates and current and former directors and officers have been named as defendants in a number of lawsuits arising out of CIO’s trading losses.
Four putative class actions alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder were filed on behalf of alleged classes of purchasers of the Firm’s common stock during varying periods ranging from less than one month to more than two years. These actions generally allege that the Firm and certain current and former officers made false or misleading statements concerning CIO’s trading practices and financial performance. These cases have been consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. A consolidated amended complaint is scheduled to be filed in November 2012.
Separately, two putative class actions have been filed on behalf of participants who held the Firm’s common stock in the Firm’s retirement and other plans during periods ranging from one to six months. These actions assert claims under ERISA for alleged breaches of fiduciary duties by the Firm, certain affiliates and certain current and former directors and officers in connection with the management of those plans. The complaints generally allege that defendants breached the duty of prudence by allowing investment in the Firm’s common stock when they knew or should have known that such stock was unsuitable for the plans and that the Firm and certain current and former officers made false or misleading statements concerning the soundness of the Firm’s stock and the prudence of investing in that stock. These actions have been consolidated, and plaintiffs are scheduled to file a consolidated amended complaint in November 2012.
Four shareholder derivative actions have also been filed purportedly on behalf of the Firm against certain of the Firm’s current and former directors and officers for alleged breaches of their fiduciary duties. These actions generally allege that defendants failed to exercise adequate oversight over CIO and to manage the risk of CIO’s trading activities, which allegedly led to CIO’s losses.
The consolidated securities action, consolidated ERISA action and two of the four shareholder derivative actions are pending in the United States District Court for the Southern District of New York, and the two other derivative actions are pending in New York State Supreme Court. On October 19, 2012, defendants moved to dismiss one of the shareholder derivative actions pending in New York State Supreme Court on the ground that plaintiff failed to make a demand on the Firm’s Board of Directors or adequately allege demand futility, as required by applicable Delaware law. Defendants have not yet responded to the complaints in any of the other actions.
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
The Prosecutor has made recommendations to the judge about proposed sanctions. These include that each of the four banks involved be fined €1.5 million and banned from contracting with the Italian public administration for one year, the banks together repay the alleged profit made (calculated at €18 million per bank), as well as recommended dispositions as to each individual defendants. If the judge accepts any of these recommendations or imposes any other sanctions, they would not take effect until all appeals were exhausted. A decision is expected mid-December 2012.
Enron Litigation. JPMorgan Chase and certain of its officers and directors are involved in several lawsuits seeking damages arising out of the Firm’s banking relationships with Enron Corp. and its subsidiaries (“Enron”). A number of actions and other proceedings against the Firm previously were resolved, including a class action lawsuit captioned Newby v. Enron Corp. and adversary proceedings brought by Enron’s bankruptcy estate. A purported class action filed on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan asserting claims under ERISA for alleged breaches of fiduciary duties by JPMorgan Chase, its directors and named officers was dismissed, and the dismissal was affirmed by the United States Court of Appeals for the Second Circuit. A petition for a writ of certiorari to the U.S. Supreme Court has been filed, which the Firm has opposed. Motions to dismiss are pending in an individual action by an Enron investor and an action by an Enron counterparty.
FERC Matters. JPMorgan Chase’s commodities business owns or has the right to output from several electricity generating facilities. The Firm is responding to requests for information in connection with an investigation by the Federal Energy Regulatory Commission (the “FERC”) regarding bidding practices by this business in certain organized power markets. Additionally, in September 2012, the FERC issued an Order to Show Cause as to whether a JPMorgan Chase energy subsidiary’s statements concerning discovery obligations made in submissions related to the FERC investigation violated FERC rules regarding misleading information and whether the subsidiary’s market-based rates authority should be suspended. The matter is pending before the FERC.
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
Investment Management Litigation. Four cases have been filed claiming that investment portfolios managed by J.P. Morgan Investment Management Inc. (“JPMorgan Investment Management”) were inappropriately invested in securities backed by subprime residential real estate collateral. Plaintiffs claim that JPMorgan Investment Management and related defendants are liable for losses of more than $1 billion in market value of these securities. The first case, filed by NM Homes One, Inc. in the United States District Court for the Southern District of New York, has been settled. In the second and third cases, filed by

Assured Guaranty (U.K.) and Ambac Assurance UK Limited in New York state court, discovery is proceeding on plaintiff’s claims for breach of contract, breach of fiduciary duty and gross negligence. The fourth case, filed by CMMF LLP in New York state court, asserts claims under New York law for breach of fiduciary duty, gross negligence, breach of contract and negligent misrepresentation. Trial is scheduled to begin in January 2013.
Lehman Brothers Bankruptcy Proceedings. In May 2010, Lehman Brothers Holdings Inc. (“LBHI”) and its Official Committee of Unsecured Creditors (the “Committee”) filed a complaint (and later an amended complaint) against JPMorgan Chase Bank, N.A. in the United States Bankruptcy Court for the Southern District of New York that asserts both federal bankruptcy law and state common law claims, and seeks, among other relief, to recover $8.6 billion in collateral that was transferred to JPMorgan Chase Bank, N.A. in the weeks preceding LBHI’s bankruptcy. The amended complaint also seeks unspecified damages on the grounds that JPMorgan Chase Bank, N.A.’s collateral requests hastened LBHI’s demise. In February 2012, JPMorgan Asset Management and Highbridge Capital Management reached a settlement with LBHI and the Committee, which resulted in the return to LBHI of $700 million of the $8.6 billion of collateral sought by the amended complaint. The Firm moved to dismiss plaintiffs’ amended complaint in its entirety, and also moved to transfer the litigation from the Bankruptcy Court to the United States District Court for the Southern District of New York. The District Court directed the Bankruptcy Court to decide the motion to dismiss while the District Court is considering the transfer motion. In April 2012, the Bankruptcy Court issued a decision granting in part and denying in part the Firm’s motion to dismiss. The Court dismissed the counts of the amended complaint seeking avoidance of the allegedly constructively fraudulent and preferential transfers made to the Firm during the months of August and September 2008. The Court denied the Firm’s motion to dismiss as to the other claims, including claims that allege intentional misconduct. In September 2012, the District Court denied the transfer motion without prejudice to its renewal in the future, but stated that any trial would likely have to be conducted before the District Court.
The Firm also filed counterclaims against LBHI alleging that LBHI fraudulently induced the Firm to make large clearing advances to Lehman against inappropriate collateral, which left the Firm with more than $25 billion in claims (the “Clearing Claims”) against the estate of Lehman Brothers Inc. (“LBI”), LBHI’s broker-dealer subsidiary. These claims have been paid in full, subject to the outcome of the litigation. Discovery is underway, with any trial unlikely to begin before 2013. In August 2011, LBHI and the Committee filed an objection to the deficiency claims asserted by JPMorgan Chase Bank, N.A. against LBHI with respect to the Clearing Claims, principally on the grounds that the Firm had not conducted the sale of the securities collateral held for such claims in a commercially reasonable manner. In September 2012, LBHI and several of its subsidiaries that had been Chapter 11 debtors filed an objection to derivatives claims asserted by the Firm alleging that the amount of the derivatives claims had been overstated and challenging certain set-offs taken by the JPMorgan entities to recover on the claims.
LIBOR Investigations and Litigation. JPMorgan Chase has received subpoenas and requests for documents and, in some cases, interviews, from federal and state agencies and entities, including the DOJ, CFTC, SEC, and various state attorneys general, as well as the European Commission, UK Financial Services Authority, Canadian Competition Bureau, Swiss Competition Commission and other regulatory authorities and banking associations around the world. The documents and information sought relate primarily to the process by which interest rates were submitted to the British Bankers Association (“BBA”) in connection with the setting of the BBA’s London Interbank Offered Rate (“LIBOR”) for various currencies, principally in 2007 and 2008. Some of the inquiries also relate to similar processes by which information on rates is submitted to European Banking Federation (“EBF”) in connection with the setting of the EBF’s Euro Interbank Offered Rates (“EURIBOR”) and to the Japanese Bankers’ Association for the setting of Tokyo Interbank Offered Rates (“TIBOR”) as well as to other processes for the setting of other reference rates in various parts of the world during similar time periods. The Firm is cooperating with these inquiries.
In addition, the Firm has been named as a defendant along with other banks in a series of individual and class actions filed in various United States District Courts in which plaintiffs make varying allegations that in various periods, starting in 2000 or later, defendants either individually or collectively suppressed or otherwise manipulated the U.S. dollar LIBOR and Euroyen TIBOR rates by submitting rates that were artificially low or high. Plaintiffs allege that they transacted in loans, derivatives or other financial instruments whose values are impacted by changes in U.S. dollar LIBOR, Yen LIBOR, or Euroyen TIBOR and assert a variety of claims including antitrust claims seeking treble damages.
The U.S. dollar LIBOR actions have been consolidated for pre-trial purposes in the United States District Court for the Southern District of New York. In November 2011, the Court entered an Order appointing interim lead counsel for two proposed classes: (i) plaintiffs who allegedly purchased U.S. dollar LIBOR-based financial instruments directly from the defendants in the over-the-counter market, and (ii) plaintiffs who allegedly purchased U.S. dollar LIBOR-based financial instruments on an exchange. In March 2012, the Court also accepted the transfer of a related action which seeks to bring claims on behalf of a third proposed class of purchasers of debt securities that pay an interest rate linked to U.S. dollar LIBOR. In June 2012, the defendants moved to dismiss all claims in these three U.S. dollar LIBOR purported class actions and the three related individual actions pending before the Court. In September 2012, the parties completed briefing on the defendants’ motions to dismiss. The Court has not yet ruled on the defendants’ motions to dismiss.
The Court also has pending before it six additional U.S. dollar LIBOR putative class actions. Two of these actions seek to bring claims on behalf of purchasers of over-the-counter transactions in U.S. dollar-based derivatives from certain non-party commercial banking and insurance institutions in the United States. The other four actions seek to bring claims on behalf of: (i) U.S. community banks that issued loans with interest rates tied to U.S. dollar LIBOR; (ii) all lending institutions which are either headquartered or have a majority of their operations in the State of New York and which originated or purchased loans paying interest rates tied to U.S. dollar LIBOR; (iii) all persons and entities who owned a preferred equity security on which dividends are payable at a rate tied to U.S. dollar LIBOR; and (iv) all persons or entities within the U.S. who entered into an adjustable mortgage rate loan agreement that had an interest rate indexed to U.S. dollar LIBOR and that was securitized into a security that was issued by or owned by the defendants. The Court has stayed these purported class actions until it rules on the defendants’ pending motions to dismiss.
The Firm also has been named as a defendant in a purported class action filed in the United States District Court for the Southern District of New York which seeks to bring claims on behalf of plaintiffs who allegedly purchased or sold exchange-traded Euroyen futures and options contracts. In October 2012, the Court ordered plaintiff to file any amended complaint by November 30, 2012, after which the defendants will have 60 days to file responsive pleadings or motions to dismiss.
In addition, the Firm was previously named as a defendant in a purported class action filed in the United States District Court for the Southern District of New York which sought to bring claims on behalf of plaintiffs in the United States who allegedly purchased or sold EURIBOR-related financial instruments, either on an exchange or in over-the-counter transactions. In August 2012, the plaintiff voluntarily dismissed this action without prejudice.
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
MF Global. As previously disclosed, JPMorgan Chase & Co. was named as one of several defendants in a number of putative class action lawsuits brought by former customers of MF Global in federal District Courts in New York, Illinois and Montana. The lawsuits have been consolidated before the United States District Court for the Southern District of New York. The actions alleged, among other things, that the Firm aided and abetted MF Global’s alleged misuse of customer money and breaches of fiduciary duty and was unjustly enriched by the transfer of certain customer segregated funds by MF Global. The Firm has entered into a tolling agreement with counsel for the class plaintiffs and an individual plaintiff, pursuant to which the plaintiffs have agreed not to pursue any such claims against the Firm in these actions for so long as the tolling agreement remains in effect.
J.P. Morgan Securities LLC has been named as one of several defendants in a number of purported class actions filed by purchasers of MF Global’s publicly traded securities, including the securities issued pursuant to MF Global’s June 2010 secondary offering of common stock and February 2011 and August 2011 convertible note offerings. The actions have been consolidated before the United States District Court for the Southern District of New York. In August 2012, the lead plaintiffs filed an amended complaint which asserts violations of the Securities Act of 1933 against the underwriter defendants and alleges that the offering documents contained materially false and misleading statements and omissions regarding MF Global’s financial position, internal controls and risk management, as such topics relate to the company’s exposure to European sovereign debt.
In June 2012, the Securities Investor Protection Act (“SIPA”) Trustee issued a Report of the Trustee’s Investigation and Recommendations, and stated that he is considering potential claims against the Firm with respect to certain transfers identified in the Report. Discussions with the SIPA Trustee regarding possible resolution of potential claims against the Firm are ongoing.
The Firm has responded to and continues to respond to inquiries from the CFTC, SEC, SIPA Trustee and Bankruptcy Trustee concerning MF Global.
Mortgage-Backed Securities and Repurchase Litigation and Regulatory Investigations. JPMorgan Chase and affiliates, Bear Stearns and affiliates and Washington Mutual affiliates have been named as defendants in a number of cases in their various roles as issuer, originator or underwriter in MBS offerings. These cases include purported class action suits, actions by individual purchasers of securities or by trustees for the benefit of purchasers of securities, an action by the New York State Attorney General and actions by monoline insurance companies that guaranteed payments of principal and interest for particular tranches of securities offerings. Although the allegations vary by lawsuit, these cases generally allege that the offering documents for securities issued by dozens of securitization trusts contained material misrepresentations and omissions, including with regard to the underwriting standards pursuant to which the underlying mortgage loans were issued, or assert that various representations or warranties relating to the loans were breached at the time of origination. There are currently pending and tolled investor claims involving approximately $140 billion of such securities. In addition, and as described below, there are pending and threatened claims by monoline insurers and by and on behalf of trustees that involve some of these and other securitizations.
In the actions against the Firm as an MBS issuer (and, in some cases, also as an underwriter of its own MBS offerings), three purported class actions are pending against JPMorgan Chase and Bear Stearns, and/or certain of their affiliates and current and former employees, in the United States District Courts for the Eastern and Southern Districts of New York. Motions to dismiss have been largely denied in these cases, although in certain cases defendants have sought to appeal aspects of the decision, and they are in various stages of litigation. A settlement of a fourth purported class action that is pending in the United States District Court for the Western District of Washington against Washington Mutual affiliates, WaMu Asset Acceptance Corp. and WaMu Capital Corp. and certain former officers or directors of WaMu Asset Acceptance Corp., has been preliminarily approved by the court.
In addition to class actions, the Firm is also a defendant in individual actions brought against certain affiliates of JPMorgan Chase, Bear Stearns and Washington Mutual as issuers (and, in some cases, as underwriters) of MBS. These actions involve claims by or to benefit various institutional investors and governmental agencies. These actions are pending in federal and state courts across the United States and are in various stages of litigation.
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
EMC Mortgage LLC (formerly EMC Mortgage Corporation) (“EMC”), an indirect subsidiary of JPMorgan Chase & Co., and certain other JPMorgan Chase entities currently are defendants in nine pending actions commenced by bond insurers that guaranteed payments of principal and interest on certain classes of 19 different MBS offerings. These actions are pending in federal and state courts in New York and are in various stages of litigation. Certain JPMorgan Chase entities, in their capacities as alleged successors in interest to Bear Stearns and EMC, have been named as defendants in a civil suit filed by the New York Attorney General in New York state court in connection with Bear Stearns’ due diligence and quality control practices relating to MBS.
The Firm or its affiliates are defendants in actions brought by trustees of various MBS trusts and others on behalf of the purchasers of securities issued by those trusts. The first action was commenced by Deutsche Bank National Trust Company, acting as trustee for various MBS trusts, against the Firm and the FDIC based on MBS issued by Washington Mutual Bank and its affiliates; that case is described in the Washington Mutual Litigations section below. The other actions are at various initial stages of litigation in the New York and Delaware state courts, including actions brought by MBS trustees, each specific to a single MBS transaction, against EMC and/or JPMorgan Chase. These cases generally allege breaches of various representations and warranties regarding securitized loans and seek repurchase of those loans, as well as indemnification of attorneys’ fees and costs and other remedies.
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
In April 2012, the Court granted the Firm’s motion to dismiss a shareholder complaint filed in New York Supreme Court against the Firm and two affiliates, members of the boards of directors thereof and certain employees, asserting claims based on alleged wrongful actions and inactions relating to residential mortgage originations and securitizations. The plaintiff has appealed the order. A second shareholder complaint has been filed in New York Supreme Court against current and former members of the Firm’s Board of Directors and the Firm, as nominal defendant, alleging that the Board allowed the Firm to engage in wrongful conduct regarding the sale of residential MBS and failed to implement adequate internal controls to prevent such wrongdoing.
In addition to the above-described litigation, the Firm has also received, and responded to, a number of subpoenas and informal requests for information from federal and state authorities concerning mortgage-related matters, including inquiries concerning a number of transactions involving the Firm and its affiliates’ origination and purchase of whole loans, underwriting and issuance of MBS, treatment of early payment defaults and potential breaches of securitization representations and warranties, reserves and due diligence in connection with securitizations. In January 2012, the Firm was advised by SEC staff that they are considering recommending to the Commission that civil or administrative actions be pursued arising out of two separate investigations they have been conducting. The first now involves potential claims against J.P. Morgan Securities LLC and J.P. Morgan Acceptance Corporation I relating to delinquency disclosures in connection with a single mortgage-backed securitization. The second involves potential claims against Bear Stearns entities and J.P. Morgan Securities LLC relating to disclosures concerning settlements of claims against originators involving loans included in a number of Bear Stearns securitizations. The Firm has reached an agreement in principle with the staff of the SEC to resolve these matters. The agreement in principle is subject to approval by the SEC, as well as court approval. There can be no assurance that the agreement in principle will be approved.
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
Two shareholder derivative actions have been filed in New York Supreme Court against the Firm’s Board of Directors alleging that the Board failed to exercise adequate oversight as to wrongful conduct by the Firm regarding mortgage servicing. These actions seek declaratory relief and damages. In July 2012, the Court granted defendants’ motion to dismiss the complaint in the first-filed action and gave plaintiff 45 days in which to file an amended complaint. In October 2012, the Court entered a stipulated order consolidating the actions and staying all proceedings pending the plaintiffs’ decision whether to file a consolidated complaint after the Firm completes its response to a demand submitted by one of the plaintiffs under Section 220 of the Delaware General Corporation Law.
The Firm has received subpoenas from the United States Attorney’s Office for the Southern District of New York in connection with the participation by JPMorgan Chase and Washington Mutual in the Federal Housing Administration’s Direct Endorsement Program. The Firm continues to provide documents and information pursuant to the subpoenas.
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
In addition, civil actions have been commenced against the Firm relating to certain Jefferson County, Alabama (the “County”) warrant underwritings and swap transactions. In November 2009, J.P. Morgan Securities LLC settled with the SEC to resolve its investigation into those transactions. Following that settlement, the County filed an action against the Firm and several other defendants in Alabama state court. An action on behalf of a purported class of sewer rate payers has also been filed in Alabama state court. The suits allege that the Firm made payments to certain third parties in exchange for being chosen to underwrite more than $3 billion in warrants issued by the County and to act as the counterparty for certain swaps executed by the County. The complaints also allege that the Firm concealed these third-party payments and that, but for this concealment, the County would not have entered into the transactions. The Court denied the Firm’s motions to dismiss the complaints in both proceedings. The Firm filed mandamus petitions with the Alabama Supreme Court, seeking immediate appellate review of these decisions. The mandamus petition in the County’s lawsuit was denied in April 2011. In November and December, 2011, the County filed notices of bankruptcy with the trial court in each of the cases and with the Alabama Supreme Court stating that it was a Chapter 9 Debtor in the U.S. Bankruptcy Court for the Northern District of Alabama. Subsequently, the portion of the sewer rate payer action involving claims against the Firm was removed by certain defendants to the United States District Court for the Northern District of Alabama. In its order finding that removal of this action was proper, the District Court referred the action to the District’s

Bankruptcy Court, where the action remains pending. Discovery in the County’s action is ongoing.
In September 2012, a group of purported creditors of the County initiated an adversary proceeding and filed a purported class action complaint alleging that certain warrants were issued unlawfully and were thus null and void and seeking $1.6 billion in damages from the Firm and other defendants involved in the Jefferson County financing transactions. The Firm’s response to that complaint is currently due in November 2012.
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
Option Adjustable Rate Mortgage Litigation. The Firm is defending four purported and three certified class actions all pending in federal courts in California asserting that several JPMorgan Chase entities violated the federal Truth in Lending Act and state unfair business practice statutes in failing to provide adequate disclosures in Option Adjustable Rate Mortgage (“ARM”) loans regarding the resetting of introductory interest rates and that negative amortization was certain to occur if a borrower made the minimum monthly payment. With respect to the former Washington Mutual and Bear Stearns defendants who purchased Option ARM loans from third-party originators, plaintiffs allege that those entities aided and abetted the original lenders’ alleged violations. Classes have been certified in three of the actions. In one of the certified class actions, the Firm has moved for decertification of the class and for summary judgment. The Firm has sought permission to immediately appeal the remaining class certification decisions.
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
The fourth putative class action concerns investments of approximately $500 million in Lehman Brothers medium-term notes. The Court granted the Firm’s motion to dismiss all claims in April 2012. The plaintiff filed a third amended complaint, and the Firm’s motion to dismiss this complaint is pending. The New York state court action, which is not a class action, concerns the plaintiff’s alleged loss of money in both Sigma and Lehman Brothers medium-term notes. The Firm has answered the complaint. Discovery is complete and motions for summary judgment are due in November 2012.
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
In addition, JPMorgan Chase was sued in an action originally filed in state court in Texas (the “Texas Action”) by certain holders of WMI common stock and debt of WMI and Washington Mutual Bank who seek unspecified damages alleging that JPMorgan Chase acquired substantially all of the assets of Washington Mutual Bank from the FDIC at a price that was allegedly too low. The Texas Action was transferred to the United States District Court for the District of Columbia, which ultimately granted JPMorgan Chase’s and the FDIC’s motions to dismiss the complaint, but the United States Court of Appeals for the District of Columbia Circuit reversed the District Court’s dismissal and remanded the case for further proceedings. Plaintiffs, who sue now only as holders of Washington Mutual Bank debt following their voluntary dismissal of claims brought as holders of WMI common stock and debt, have filed an amended complaint alleging that JPMorgan Chase caused the closure of Washington Mutual Bank and damaged them by causing their bonds issued by Washington Mutual Bank, which had a total face value of $38 million, to lose substantially all of their value. JPMorgan Chase and the

FDIC moved to dismiss this action and the District Court dismissed the case except as to the plaintiffs’ claim that the Firm tortiously interfered with the plaintiffs’ bond contracts with Washington Mutual Bank prior to its closure.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. The Firm accrues for potential liability arising from such proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downwards, as appropriate, based on management’s best judgment after consultation with counsel. The Firm incurred litigation expense of $790 million and $1.3 billion, respectively, during the three months ended September 30, 2012 and 2011, and $3.8 billion and $4.3 billion, respectively, during the nine months ended September 30, 2012 and 2011. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.

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

Note 24 – Business segments
The Firm is managed on a line-of-business basis. There are six major reportable business segments – Investment Bank, Retail Financial Services, Card Services & Auto, Commercial Banking, Treasury & Securities Services and Asset Management. In addition, there is a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on pages 17–18 of this Form 10-Q, and pages 76–78 and Note 33 on pages 300–303 of JPMorgan Chase’s 2011 Annual Report.
Business segment changes
On July 27, 2012, the Firm announced that it will be reorganizing its business segments to reflect the manner in which the segments will be managed. The reorganization of the business segments is expected to be effective beginning in the fourth quarter of 2012. As a result, Retail Financial Services (“RFS”) and Card Services & Auto (“Card”) businesses will be combined to form the Consumer & Community Banking segment. The Investment Bank (“IB”) and Treasury & Securities Services (“TSS”) businesses will be combined to form the Corporate & Investment Bank segment. Asset Management (“AM”) and Commercial Banking (“CB”) will remain unchanged. In addition, Corporate/Private Equity will not be significantly affected.

Segment results
The following tables provide a summary of the Firm’s segment results for the three and nine months ended September 30, 2012 and 2011, on a managed basis. Total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a fully taxable-equivalent (“FTE”) basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit).
Effective January 1, 2012, the Firm revised the capital allocated to certain businesses, reflecting additional refinement of each segment’s estimated Basel III Tier 1 common capital requirements and balance sheet trends.

Segment results and reconciliation(a)
As of or for the three months ended September 30, (in millions, except ratios)	Investment Bank		Retail Financial Services		Card Services & Auto		Commercial Banking
	2012	2011	2012	2011	2012	2011	2012	2011
Noninterest revenue	$4,470	$4,293	$4,141	$3,473	$1,280	$1,254	$586	$524
Net interest income	1,807	2,076	3,872	4,062	3,443	3,521	1,146	1,064
Total net revenue	6,277	6,369	8,013	7,535	4,723	4,775	1,732	1,588
Provision for credit losses	(48)	54	631	1,027	1,231	1,264	(16)	67
Credit allocation income/(expense)(b)	—	—	—	—	—	—	—	—
Noninterest expense	3,907	3,799	5,039	4,565	1,920	2,115	601	573
Income/(loss) before income tax expense/(benefit)	2,418	2,516	2,343	1,943	1,572	1,396	1,147	948
Income tax expense/(benefit)	846	880	935	782	618	547	457	377
Net income/(loss)	$1,572	$1,636	$1,408	$1,161	$954	$849	$690	$571
Average common equity	$40,000	$40,000	$26,500	$25,000	$16,500	$16,000	$9,500	$8,000
Total assets (period-end)	838,753	824,733	259,238	276,799	200,812	199,473	168,124	151,095
Return on common equity	16%	16%	21%	18%	23%	21%	29%	28%
Overhead ratio	62	60	63	61	41	44	35	36

As of or for the three months ended September 30, (in millions, except ratios)	Treasury & Securities Services		Asset Management		Corporate/Private Equity		Reconciling Items(c)		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Noninterest revenue	$1,048	$1,107	$1,907	$1,898	$1,201	$(140)	$(463)	$(463)	$14,170	$11,946
Net interest income	981	801	552	418	(625)	8	(200)	(133)	10,976	11,817
Total net revenue	2,029	1,908	2,459	2,316	576	(132)	(663)	(596)	25,146	23,763
Provision for credit losses	(12)	(20)	14	26	(11)	(7)	—	—	1,789	2,411
Credit allocation income/(expense)(b)	54	9	—	—	—	—	(54)	(9)	—	—
Noninterest expense	1,443	1,470	1,731	1,796	730	1,216	—	—	15,371	15,534
Income/(loss) before income tax expense/(benefit)	652	467	714	494	(143)	(1,341)	(717)	(605)	7,986	5,818
Income tax expense/(benefit)	232	162	271	109	(364)	(696)	(717)	(605)	2,278	1,556
Net income/(loss)	$420	$305	$443	$385	$221	$(645)	$—	$—	$5,708	$4,262
Average common equity	$7,500	$7,000	$7,000	$6,500	$79,590	$71,954	$—	$—	$186,590	$174,454
Total assets (period-end)	65,337	62,364	103,608	81,179	685,412	693,597	NA	NA	2,321,284	2,289,240
Return on common equity	22%	17%	25%	24%	NM	NM	NM	NM	12%	9%
Overhead ratio	71	77	70	78	NM	NM	NM	NM	61	65

As of or for the nine months ended September 30, (in millions, except ratios)	Investment Bank		Retail Financial Services		Card Services & Auto		Commercial Banking
	2012	2011	2012	2011	2012	2011	2012	2011
Noninterest revenue	$14,930	$15,702	$11,899	$7,968	$3,777	$3,607	$1,705	$1,624
Net interest income	5,434	6,214	11,698	12,175	10,185	10,720	3,375	3,107
Total net revenue	20,364	21,916	23,597	20,143	13,962	14,327	5,080	4,731
Provision for credit losses	(32)	(558)	(20)	3,220	2,703	2,561	44	168
Credit allocation income/(expense)(b)	—	—	—	—	—	—	—	—
Noninterest expense	12,447	13,147	14,774	14,736	6,045	6,020	1,790	1,699
Income/(loss) before income tax expense/(benefit)	7,949	9,327	8,843	2,187	5,214	5,746	3,246	2,864
Income tax expense/(benefit)	2,782	3,264	3,415	1,042	2,047	2,253	1,292	1,140
Net income/(loss)	$5,167	$6,063	$5,428	$1,145	$3,167	$3,493	$1,954	$1,724
Average common equity	$40,000	$40,000	$26,500	$25,000	$16,500	$16,000	$9,500	$8,000
Total assets (period-end)	838,753	824,733	259,238	276,799	200,812	199,473	168,124	151,095
Return on common equity	17%	20%	27%	6%	26%	29%	27%	29%
Overhead ratio	61	60	63	73	43	42	35	36

As of or for the nine months ended September 30, (in millions, except ratios)	Treasury & Securities Services		Asset Management		Corporate/Private Equity		Reconciling Items(c)		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Noninterest revenue	$3,266	$3,427	$5,646	$6,057	$(190)	$3,185	$(1,443)	$(1,365)	$39,590	$40,205
Net interest income	2,929	2,253	1,547	1,202	(814)	260	(566)	(373)	33,788	35,558
Total net revenue	6,195	5,680	7,193	7,259	(1,004)	3,445	(2,009)	(1,738)	73,378	75,763
Provision for credit losses	(2)	(18)	67	43	(31)	(26)	—	—	2,729	5,390
Credit allocation income/(expense)(b)	125	68	—	—	—	—	(125)	(68)	—	—
Noninterest expense	4,407	4,300	5,161	5,250	4,058	3,219	—	—	48,682	48,371
Income/(loss) before income tax expense/(benefit)	1,915	1,466	1,965	1,966	(5,031)	252	(2,134)	(1,806)	21,967	22,002
Income tax expense/(benefit)	681	512	745	676	(2,453)	(327)	(2,134)	(1,806)	6,375	6,754
Net income/(loss)	$1,234	$954	$1,220	$1,290	$(2,578)	$579	$—	$—	$15,592	$15,248
Average common equity	$7,500	$7,000	$7,000	$6,500	$74,791	$70,167	$—	$—	$181,791	$172,667
Total assets (period-end)	65,337	62,364	103,608	81,179	685,412	693,597	NA	NA	2,321,284	2,289,240
Return on common equity	22%	18%	23%	27%	NM	NM	NM	NM	11%	11%
Overhead ratio	71	76	72	72	NM	NM	NM	NM	66	64

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

(c)
Segment managed results reflect revenue on a FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. FTE adjustments for the three and nine months ended September 30, 2012 and 2011, were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Noninterest revenue	$517	$472	$1,568	$1,433
Net interest income	200	133	566	373
Income tax expense	717	605	2,134	1,806

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
JPMorgan Chase & Co.:
We have reviewed the consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of September 30, 2012, and the related consolidated statements of income and of comprehensive income for the three-month and nine-month periods ended September 30, 2012 and September 30, 2011, and the consolidated statements of cash flows and of changes in stockholders’ equity for the nine-month periods ended September 30, 2012 and September 30, 2011, included in the Firm’s Quarterly Report on Form 10-Q for the period ended September 30, 2012. These interim financial statements are the responsibility of the Firm’s management.
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

November 8, 2012

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended September 30, 2012				Three months ended September 30, 2011
	Average balance	Interest(d)	Rate (annualized)		Average balance	Interest(d)	Rate (annualized)
Assets
Deposits with banks	$126,605	$132	0.41%		$116,062	$184	0.63%
Federal funds sold and securities purchased under resale agreements	233,576	569	0.97		211,884	683	1.28
Securities borrowed(a)	134,980	(18)	(0.05)		131,615	18	0.05
Trading assets – debt instruments	228,120	2,182	3.81		257,950	2,805	4.32
Securities	351,733	1,862	2.11	(e)	331,330	2,218	2.66	(e)
Loans	723,077	9,058	4.98		692,794	9,227	5.28
Other assets(b)	31,689	44	0.55		42,760	158	1.47
Total interest-earning assets	1,829,780	13,829	3.01		1,784,395	15,293	3.40
Allowance for loan losses	(23,638)				(28,388)
Cash and due from banks	55,288				45,018
Trading assets – equity instruments	103,279				119,890
Trading assets – derivative receivables	85,303				96,612
Goodwill	48,158				48,631
Other intangible assets:
Mortgage servicing rights	7,055				10,166
Purchased credit card relationships	437				707
Other intangibles	2,292				2,838
Other assets	143,803				150,678
Total assets	$2,251,757				$2,230,547
Liabilities
Interest-bearing deposits	$742,570	$626	0.34%		$740,901	$993	0.53%
Federal funds purchased and securities loaned or sold under repurchase agreements	251,071	142	0.22		235,438	108	0.18
Commercial paper	52,523	25	0.19		47,027	19	0.16
Trading liabilities – debt, short-term and other liabilities(a)(c)	189,981	240	0.50		215,064	570	1.05
Beneficial interests issued by consolidated VIEs	56,609	156	1.09		66,545	176	1.05
Long-term debt	231,723	1,464	2.51		279,235	1,477	2.10
Total interest-bearing liabilities	1,524,477	2,653	0.69		1,584,210	3,343	0.84
Noninterest-bearing deposits	355,478				297,610
Trading liabilities – equity instruments	16,244				1,948
Trading liabilities – derivative payables	77,851				75,828
All other liabilities, including the allowance for lending-related commitments	82,839				88,697
Total liabilities	2,056,889				2,048,293
Stockholders’ equity
Preferred stock	8,278				7,800
Common stockholders’ equity	186,590				174,454
Total stockholders’ equity	194,868				182,254
Total liabilities and stockholders’ equity	$2,251,757				$2,230,547
Interest rate spread			2.32%				2.56%
Net interest income and net yield on interest-earning assets		$11,176	2.43%			$11,950	2.66%

(a)
Negative yield for the three months ended September 30, 2012, is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; the offset of this matched book activity is reflected as lower net interest expense reported within Trading liabilities - debt, short-term borrowings and other liabilities.

(b)	Includes margin loans.

(c)	Includes brokerage customer payables.

(d)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(e)	For the three months ended September 30, 2012 and 2011, the annualized rates for AFS securities, based on amortized cost, were 2.17% and 2.71%, respectively.

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Nine months ended September 30, 2012				Nine months ended September 30, 2011
	Average balance	Interest(c)	Rate (annualized)		Average balance	Interest(c)	Rate (annualized)
Assets
Deposits with banks	$116,325	$420	0.48%		$76,628	$429	0.75%
Federal funds sold and securities purchased under resale agreements	235,393	1,866	1.06		205,501	1,830	1.19
Securities borrowed	132,493	7	0.01		123,732	95	0.10
Trading assets – debt instruments	230,826	6,947	4.02		272,791	8,737	4.28
Securities	362,341	6,445	2.38	(d)	330,884	7,136	2.88	(d)
Loans	721,301	27,135	5.02		689,030	27,921	5.42
Other assets(a)	32,954	175	0.71		47,095	464	1.32
Total interest-earning assets	1,831,633	42,995	3.14		1,745,661	46,612	3.57
Allowance for loan losses	(25,665)				(29,900)
Cash and due from banks	48,790				33,917
Trading assets – equity instruments	113,607				133,070
Trading assets – derivative receivables	88,353				88,344
Goodwill	48,178				48,770
Other intangible assets:
Mortgage servicing rights	7,161				12,255
Purchased credit card relationships	501				781
Other intangibles	2,427				2,954
Other assets	143,965				140,457
Total assets	$2,258,950				$2,176,309
Liabilities
Interest-bearing deposits	$748,564	$2,085	0.37%		$725,009	$3,038	0.56%
Federal funds purchased and securities loaned or sold under repurchase agreements	244,582	390	0.21		265,020	427	0.22
Commercial paper	49,901	65	0.17		41,886	58	0.19
Trading liabilities – debt, short-term and other liabilities(b)	197,609	874	0.59		207,330	1,920	1.24
Beneficial interests issued by consolidated VIEs	60,657	503	1.11		69,602	592	1.14
Long-term debt	245,770	4,724	2.57		274,145	4,646	2.27
Total interest-bearing liabilities	1,547,083	8,641	0.75		1,582,992	10,681	0.90
Noninterest-bearing deposits	348,033				258,319
Trading liabilities – equity instruments	14,141				4,348
Trading liabilities – derivative payables	77,543				71,058
All other liabilities, including the allowance for lending-related commitments	82,398				79,125
Total liabilities	2,069,198				1,995,842
Stockholders’ equity
Preferred stock	7,961				7,800
Common stockholders’ equity	181,791				172,667
Total stockholders’ equity	189,752				180,467
Total liabilities and stockholders’ equity	$2,258,950				$2,176,309
Interest rate spread			2.39%				2.67%
Net interest income and net yield on interest-earning assets		$34,354	2.51%			$35,931	2.75%

(a)	Includes margin loans.

(b)	Includes brokerage customer payables.

(c)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(d)	For the nine months ended September 30, 2012 and 2011, the annualized rates for AFS securities, based on amortized cost, were 2.43% and 2.93%, respectively.

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
Description of selected business metrics within CB:
Liability balances include deposits, as well as deposits that are swept to on–balance sheet liabilities (e.g., commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements) as part of customer cash management programs.
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
Description of a business metric within TSS:
Liability balances include deposits, as well as deposits that are swept to on–balance sheet liabilities (e.g., commercial paper, federal funds purchased, and securities loaned or sold under repurchase agreements) as part of customer cash management programs.
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
Transaction Services includes a broad range of products and services that enable clients to manage payments and receipts, as well as invest and manage funds. Products include U.S. dollar and multi-currency clearing, ACH, lockbox, disbursement and reconciliation services, check deposits, and currency-related services.
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

Item 3    Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of Management’s discussion and analysis on pages 96–102 of this Form 10-Q.
Item 4    Controls and Procedures
As described in CIO synthetic credit portfolio update on page 10 of this Form 10-Q, the Firm determined that a material weakness existed in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) at March 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
Management has taken steps to remediate the material weakness, including enhancing CIO senior finance management supervision of the valuation control process, implementing more formal reviews of price testing calculations, and instituting more formal procedures around the establishment and monitoring of price testing thresholds. These remedial steps were substantially implemented by June 30, 2012. In accordance with the Firm’s internal control compliance program, however, the material weakness designation could not be closed until the remediation processes were operational for a period of time and successfully tested. The testing was successfully completed during the third quarter of 2012, and the control deficiency was closed at September 30, 2012.
Based on the foregoing, the Chairman and Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the design and operation of the Firm’s disclosure controls and procedures as of September 30, 2012, and they have concluded that such controls and procedures were effective at such date. The term “disclosure controls and procedures” is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.
Other than the foregoing, there was no change in the Firm’s

internal control over financial reporting that occurred during the three months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Reference is made to Exhibits 31.1 and 31.2 for the Certification statements issued by the Firm’s Chairman and Chief Executive Officer, and Chief Financial Officer, regarding the Firm’s disclosure controls and procedures, and internal control over financial reporting, as of September 30, 2012.

Part II Other Information

Item 1    Legal Proceedings
For information that updates the disclosures set forth under Part 1, Item 3: Legal Proceedings, in the Firm’s 2011 Annual Report on Form 10-K, see the discussion of the Firm’s material litigation in Note 23 on pages 196–206 of this Form 10-Q.
Item 1A    Risk Factors
The following discussion supplements the discussion of risk factors affecting the Firm as set forth in Part I, Item 1A: Risk Factors on pages 7–17 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2011; Part II, Item 1A: Risk Factors on pages 175–175A of JPMorgan Chase’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012; and Part II, Item 1A: Risk Factors on pages 219–222 of JPMorgan Chase’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. The discussion of risk factors, as so supplemented, sets forth the material risk factors that could affect JPMorgan Chase’s financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Firm.
Changes are being considered in the method for determining LIBOR and it is not apparent how any such changes could affect the value of debt securities and other financial obligations held or issued by JPMorgan Chase that are linked to LIBOR, or how such changes could affect the Firm’s financial condition or results of operations.
Beginning in 2008, concerns have been raised about the accuracy of the calculation of the daily London Inter-Bank Offered Rate (“LIBOR”), which is currently overseen by the British Bankers’ Association (the “BBA”). The BBA has taken steps to change the process for determining LIBOR by increasing the number of banks surveyed to set LIBOR and to strengthen the oversight of the process. In addition, the final report of the Wheatley Review of LIBOR, published in September 2012, set forth recommendations relating to the setting and administration of LIBOR, and the UK government has announced that it intends to incorporate these recommendations in new legislation.
At the present time it is uncertain what changes, if any, may be required or made by the UK government or other governmental or regulatory authorities in the method for determining LIBOR. Accordingly, at the present time it is not apparent whether or to what extent any such changes would have an adverse impact on the value of any LIBOR-linked debt securities issued by the Firm or any loans, derivatives and other financial obligations or extensions of credit for which the Firm is an obligor, or whether or to what extent any such changes would have an adverse effect on the value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to the Firm or on the Firm’s financial condition or results of operations.
The ongoing Eurozone debt crisis could have significant adverse effects on JPMorgan Chase’s business, results of operations, financial condition and liquidity, particularly if it leads to any sovereign debt defaults, significant bank failures or defaults and/or the exit of one or more countries from the European Monetary Union.
The ongoing Eurozone debt crisis could have significant adverse effects on JPMorgan Chase’s business, results of operations, financial condition and liquidity, particularly if it leads to additional sovereign debt defaults, significant bank failures or defaults and/or the exit of one or more countries from the European Monetary Union.
The ongoing Eurozone debt crisis has caused, and is likely to continue to cause, disruption in global financial markets. These conditions could materially worsen if, for example, consecutive Eurozone countries were to default on their sovereign debt, significant bank failures or defaults in these countries were to occur, and/or one or more of the members of the Eurozone were to exit the European Monetary Union (“EMU”). Yields on government bonds of certain Eurozone countries, including Greece, Ireland, Italy, Portugal and Spain, have remained volatile, despite various stabilization packages and facilities that have been implemented to assist various distressed Eurozone countries. Concerns have been and continue to be raised as to the financial effectiveness of the assistance measures taken to date and such concerns could intensify. The Firm believes that its exposure to sovereign and non-sovereign clients and counterparties in the five countries referenced above is modest relative to the Firm’s aggregate exposures. However, continued economic turmoil in the Eurozone could lead to a further deterioration of global economic conditions and thereby adversely affect the Firm’s business and results of operations in Europe and elsewhere. There can be no assurance that the various steps that JPMorgan Chase has taken to protect its businesses, results of operations and financial condition against the results of the Eurozone crisis will be sufficient. See “Management’s Discussion and Analysis - Country Risk Management” on pages 103–105 of this Form 10-Q for a discussion of the Firm’s European exposures.
The effects of the Eurozone debt crisis could be even more significant if they lead to a partial or complete break-up of the EMU. The partial or full break-up of the EMU would be unprecedented and its impact highly uncertain. The exit of one or more countries from the EMU or the dissolution of the EMU could lead to redenomination of certain obligations of obligors in exiting countries. Any such exit and redenomination would cause significant uncertainty with respect to outstanding obligations of counterparties and debtors in any exiting country, whether sovereign or otherwise, and lead to complex and lengthy disputes and litigation. The resulting uncertainty and market stress could also cause, among other things, severe disruption to equity markets, significant increases in bond yields generally, potential failure or default of financial institutions, including those of systemic importance, a significant decrease in global liquidity, a freeze-up of global credit markets and a potential worldwide recession. Any combination of such events could negatively impact JPMorgan Chase’s businesses, financial condition and results of operations. In addition, one or more EMU exits and currency redenominations could be accompanied by imposition of capital, exchange and similar controls, which could further negatively impact JPMorgan Chase’s cross-border risk and other aspects of its businesses and its earnings.
A breach in the security of JPMorgan Chase’s systems could disrupt its businesses, result in the disclosure of confidential information, damage its reputation and create significant financial and legal exposure for the Firm.
Although JPMorgan Chase devotes significant resources to maintain and regularly upgrade its systems and processes that are designed to protect the security of the Firm’s computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to the Firm and its customers, there is no assurance that all of the Firm’s security measures will provide absolute security. JPMorgan Chase and other financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks and other means. The Firm and several other U.S. financial institutions have recently experienced significant distributed denial-of-service attacks from technically sophisticated and well-resourced third parties which were intended to disrupt consumer online banking services.
Despite the Firm’s efforts to ensure the integrity of its systems, it is possible that the Firm may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties outside the Firm such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of the Firm’s systems to disclose sensitive information in order to gain access to the Firm’s data or that of its customers or clients. These risks may increase in the future as the Firm continues to increase its mobile payments and other internet-based product offerings and expands its internal usage of web-based products and applications.
A successful penetration or circumvention of the security of the Firm’s systems could cause serious negative consequences for the Firm, including significant disruption of the Firm’s operations, misappropriation of confidential information of the Firm or that of its customers, or damage to computers or systems of the Firm and those of its customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to the Firm or to its customers, loss of confidence in the Firm’s security measures, customer dissatisfaction, significant litigation exposure, and harm to the Firm’s reputation, all of which could have a material adverse effect on the Firm.
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2012, there were no shares of common stock of JPMorgan Chase & Co. issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.

Repurchases under the common equity repurchase program
On March 13, 2012, the Board of Directors authorized a $15.0 billion common equity (i.e., common stock and warrants) repurchase program, of which up to $12.0 billion is approved for repurchase in 2012 and up to an additional $3.0 billion is approved through the end of the first quarter of 2013. During the three months ended September 30, 2012, there were no repurchases of common stock or warrants; the Firm did not make any repurchases after May 17, 2012. During the nine months ended September 30, 2012, the Firm repurchased (on a trade-date basis) an aggregate of 49 million shares of common stock and warrants for $1.6 billion. As of September 30, 2012, $13.4 billion of authorized repurchase capacity remained under the new program. For additional information regarding repurchases of the Firm’s equity securities, see 2012 Business outlook, on page 9 of this Form 10-Q.
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

Shares repurchased pursuant to the common equity repurchase program during the nine months ended September 30, 2012, were as follows.

	Common stock		Warrants
Nine months ended September 30, 2012	Total shares of common stock repurchased	Average price paid per share of common stock(d)	Total warrants repurchased	Average price paid per warrant(d)	Aggregate repurchases of common equity (in millions)(d)	Dollar value of remaining authorized repurchase (in millions)(e)
Repurchases under the prior $15.0 billion program(a)	2,604,500	$33.10	—	$—	$86	$6,050	(f)
Repurchases under the new $15.0 billion program(b)	2,867,870	45.29	—	—	130	14,870
First quarter(a)(b)	5,472,370	39.49	—	—	216	14,870
Second quarter(c)	28,070,715	42.72	18,471,300	12.90	1,437	13,433
July	—	—	—	—	—	13,433
August	—	—	—	—	—	13,433
September	—	—	—	—	—	13,433
Third quarter	—	—	—	—	—	13,433
Year-to-date(a)	33,543,085	$42.19	18,471,300	$12.90	$1,653	$13,433	(g)

(a)	Includes $86 million of repurchases in December 2011, which settled in early January 2012.

(b)	Excludes $60 million of repurchases in March 2012, which settled in early April 2012.

(c)	Includes $60 million of repurchases in March 2012, which settled in early April 2012.

(d)	Excludes commissions cost.

(e)	The amount authorized by the Board of Directors excludes commissions cost.

(f)	The unused portion of the prior $15.0 billion program was canceled when the new $15.0 billion program was authorized.

(g)	Dollar value remaining under the new $15.0 billion program.

Repurchases under the stock-based incentive plans
Participants in the Firm’s stock-based incentive plans may have shares of common stock withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s repurchase program. Shares repurchased pursuant to these plans during the nine months ended September 30, 2012, were as follows.

Nine months ended September 30, 2012	Total shares of common stock repurchased	Average price paid per share of common stock
First quarter	406	$45.81
Second quarter	32	39.72
July	28	35.98
August	—	—
September	—	—
Third quarter	28	35.98
Year-to-date	466	$44.80

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

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and nine months ended September 30, 2012 and 2011, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated balance sheets (unaudited) as of September 30, 2012, and December 31, 2011, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the nine months ended September 30, 2012 and 2011, (v) the Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Douglas L. Braunstein
Douglas L. Braunstein
Executive Vice President and Chief Financial Officer
(Chief Financial Officer)

Date:	November 8, 2012

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

15	Letter re: Unaudited Interim Financial Information

31.1	Certification

31.2	Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.