Form 10-Q
period 2013-03-31
JPMORGAN CHASE & CO
filed 2013-05-08
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended	Commission file
March 31, 2013	number 1-5805

JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

Number of shares of common stock outstanding as of April 30, 2013: 3,779,676,026

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights

(unaudited) As of or for the period ended,
(in millions, except per share, ratio and headcount data)	1Q13	4Q12	3Q12	2Q12	1Q12
Selected income statement data
Total net revenue	$25,122	$23,653	$25,146	$22,180	$26,052
Total noninterest expense	15,423	16,047	15,371	14,966	18,345
Pre-provision profit	9,699	7,606	9,775	7,214	7,707
Provision for credit losses	617	656	1,789	214	726
Income before income tax expense	9,082	6,950	7,986	7,000	6,981
Income tax expense	2,553	1,258	2,278	2,040	2,057
Net income	$6,529	$5,692	$5,708	$4,960	$4,924
Per common share data
Net income per share: Basic	$1.61	$1.40	$1.41	$1.22	$1.20
Diluted	1.59	1.39	1.40	1.21	1.19
Cash dividends declared per share	0.30	0.30	0.30	0.30	0.30
Book value per share	52.02	51.27	50.17	48.40	47.48
Tangible book value per share(a)	39.54	38.75	37.53	35.71	34.79
Common shares outstanding
Average: Basic	3,818.2	3,806.7	3,803.3	3,808.9	3,818.8
Diluted	3,847.0	3,820.9	3,813.9	3,820.5	3,833.4
Common shares at period-end	3,789.8	3,804.0	3,799.6	3,796.8	3,822.0
Share price(b)
High	$51.00	$44.54	$42.09	$46.35	$46.49
Low	44.20	38.83	33.10	30.83	34.01
Close	47.46	43.97	40.48	35.73	45.98
Market capitalization	179,863	167,260	153,806	135,661	175,737
Selected ratios
Return on common equity (“ROE”)	13%	11%	12%	11%	11%
Return on tangible common equity (“ROTCE”)(a)	17	15	16	15	15
Return on assets (“ROA”)	1.14	0.98	1.01	0.88	0.88
Return on risk-weighted assets(c)(d)	1.88	1.76	1.74	1.52	1.57
Overhead ratio	61	68	61	67	70
Deposits-to-loans ratio	165	163	158	153	157
Tier 1 capital ratio(d)	11.6	12.6	11.9	11.3	11.9
Total capital ratio(d)	14.1	15.3	14.7	14.0	14.9
Tier 1 leverage ratio	7.3	7.1	7.1	6.7	7.1
Tier 1 common capital ratio(d)(e)	10.2	11.0	10.4	9.9	9.8
Selected balance sheet data (period-end)
Trading assets	$430,991	$450,028	$447,053	$417,324	$455,633
Securities	365,744	371,152	365,901	354,595	381,742
Loans	728,886	733,796	721,947	727,571	720,967
Total assets	2,389,349	2,359,141	2,321,284	2,290,146	2,320,164
Deposits	1,202,507	1,193,593	1,139,611	1,115,886	1,128,512
Long-term debt	268,361	249,024	241,140	239,539	255,831
Common stockholders’ equity	197,128	195,011	190,635	183,772	181,469
Total stockholders’ equity	207,086	204,069	199,693	191,572	189,269
Headcount(f)	255,898	258,753	259,144	260,398	261,169
Credit quality metrics
Allowance for credit losses	$21,496	$22,604	$23,576	$24,555	$26,621
Allowance for loan losses to total retained loans	2.88%	3.02%	3.18%	3.29%	3.63%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(g)	2.27	2.43	2.61	2.74	3.11
Nonperforming assets	$11,584	$11,734	$12,481	$11,397	$11,953
Net charge-offs	1,725	1,628	2,770	2,278	2,387
Net charge-off rate	0.97%	0.90%	1.53%	1.27%	1.35%

(a)
Tangible book value per share and ROTCE are non-GAAP financial measures. Tangible book value per share represents the Firm’s tangible common equity divided by period-end common shares. ROTCE measures the Firm’s annualized earnings as a percentage of tangible common equity. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 13–14 of this Form 10-Q.

(b)
Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.

(c)	Return on Basel I risk-weighted assets is the annualized earnings of the Firm divided by its average risk-weighted assets.

(d)
In the first quarter of 2013, the Firm implemented rules that provide for additional capital requirements for trading positions and securitizations (“Basel 2.5”). This implementation resulted in an increase to risk-weighted assets of approximately $150 billion and decreases to the Firm’s Tier 1 capital, Total capital and Tier 1 common capital ratios of 140 basis points, 160 basis points and 120 basis points, respectively. For further discussion of Basel 2.5, see Regulatory capital on pages 42–45 of this Form 10-Q.

(e)
Basel I Tier 1 common capital ratio (“Tier 1 common ratio”) is Tier 1 common capital (“Tier 1 common”) divided by risk-weighted assets. The Firm uses Tier 1 common capital along with the other capital measures to assess and monitor its capital position. For further discussion of the Tier 1 common ratio, see Regulatory capital on pages 42–45 of this Form 10-Q.

(f)	Effective January 1, 2013, interns are excluded from the firmwide and business segment headcount metrics. Prior periods were revised to conform with this presentation.

(g)	Excludes the impact of residential real estate purchased credit-impaired (“PCI”) loans. For further discussion, see Allowance for credit losses on pages 74–76 of this Form 10-Q.

INTRODUCTION
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”). See the Glossary of terms on pages 184–186 for definitions of terms used throughout this Form 10-Q.
The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements on page 89 and Part II, Item 1A: Risk Factors, on page 190 of this Form 10-Q; and Part I, Item 1A, Risk Factors, on pages 8–21 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (“2012 Annual Report” or “2012 Form 10-K”), to which reference is hereby made.
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm had $2.4 trillion in assets and $207.1 billion in stockholders’ equity as of March 31, 2013. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing, asset management and private equity. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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

JPMorgan Chase’s activities are organized, for management reporting purposes, into four major reportable business segments, as well as a Corporate/Private Equity segment. The Firm’s consumer business is the Consumer & Community Banking segment. The Corporate & Investment Bank, Commercial Banking, and Asset Management segments comprise the Firm’s wholesale businesses. A description of the Firm’s business segments, and the products and services they provide to their respective client bases, follows.
Consumer & Community Banking
Consumer & Community Banking (“CCB”) serves consumers and businesses through personal service at bank branches and through ATMs, online, mobile and telephone banking. CCB is organized into Consumer & Business Banking, Mortgage Banking (including Mortgage Production, Mortgage Servicing and Real Estate Portfolios) and Card, Merchant Services & Auto (“Card”). Consumer & Business Banking offers deposit and investment products and services to consumers, and lending, deposit, and cash management and payment solutions to small businesses. Mortgage Banking includes mortgage origination and servicing activities, as well as portfolios comprised of residential mortgages and home equity loans, including the purchased credit impaired (“PCI”) portfolio acquired in the Washington Mutual transaction. Card issues credit cards to consumers and small businesses, provides payment services to corporate and public sector clients through its commercial card products, offers payment processing services to merchants, and provides auto and student loan services.
Corporate & Investment Bank
The Corporate & Investment Bank (“CIB”) offers a broad suite of investment banking, market-making, prime brokerage, and treasury and securities products and services to a global client base of corporations, investors, financial institutions, government and municipal entities. Within Banking, the CIB offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, as well as loan origination and syndication. Also included in Banking is Treasury Services, which includes transaction services, comprised primarily of cash management and liquidity solutions, and trade finance products. The Markets & Investor Services segment of the CIB is a global market-maker in cash securities and derivative instruments, and also offers sophisticated risk management solutions, prime brokerage, and research. Markets & Investor Services also includes the Securities Services business, a leading global custodian which includes custody, fund accounting and administration, and securities lending products sold principally to asset managers, insurance companies and public and private investment funds.

Commercial Banking
Commercial Banking (“CB”) delivers extensive industry knowledge, local expertise and dedicated service to U.S. and U.S. multinational clients, including corporations, municipalities, financial institutions and nonprofit entities with annual revenue generally ranging from $20 million to $2 billion. CB provides financing to real estate investors and owners. Partnering with the Firm’s other businesses, CB provides comprehensive financial solutions, including lending, treasury services, investment banking and asset management to meet its clients’ domestic and international financial needs.
Asset Management
Asset Management (“AM”), with client assets of $2.2 trillion as of March 31, 2013, is a global leader in investment and wealth management. AM clients include institutions, high-net-worth individuals and retail investors in every major market throughout the world. AM offers investment management across all major asset classes including equities, fixed income, alternatives and money market funds. AM also offers multi-asset investment management, providing solutions to a broad range of clients’ investment needs. For individual investors, AM also provides retirement products and services, brokerage and banking services, including trust and estate, loans, mortgages and deposits. The majority of AM’s client assets are in actively managed portfolios.

In addition to the four major reportable business segments outlined above, the following is a description of the Corporate/Private Equity segment.
Corporate/Private Equity
The Corporate/Private Equity segment comprises Private Equity, Treasury and Chief Investment Office (“CIO”), and Other Corporate, which includes corporate staff units and expense that is centrally managed. Treasury and CIO are predominantly responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, funding, capital and structural interest rate and foreign exchange risks. The major corporate staff units include Central Technology and Operations, Internal Audit, Executive, Finance, Human Resources, Legal, Compliance, Global Real Estate, Operational Control, Risk Management, and Corporate Responsibility & Public Policy. Other centrally managed expense includes the Firm’s occupancy and pension-related expense that are subject to allocation to the businesses.

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a complete description of trends and uncertainties, as well as the risks and critical accounting estimates affecting the Firm and its various lines of business, this Form 10-Q should be read in its entirety.
Economic environment
During the first quarter of 2013, the U.S. economy continued to grow at a modest pace. The U.S. unemployment rate declined to 7.6% as U.S. labor market conditions continued to improve, although hiring may have slowed in March. After turning the corner in 2012, the U.S. housing market continued to improve during the first quarter, with rising prices, existing home sales hitting their highest level in three years and homebuilding permits rising at the fastest pace since mid-2008.
The economies of many of the European Union member countries continued to struggle during the first quarter of 2013. In the first quarter, the Eurozone was tested again by the banking crisis in Cyprus. By the end of the first quarter, that nation had turned to the Eurozone and the International Monetary Fund (“IMF”) to recapitalize its banking system.
Asia’s developing economies continued to expand at a modest pace in the first quarter, keeping global inflationary pressures in check. In Latin America, attention continued to be focused on Argentina where the local currency has declined toward historic lows as the economic situation in that country has worsened. Both Argentina and Brazil were dealing with inflation issues.
U.S. inflation estimates remained below the Board of Governors of the Federal Reserve System’s (the “Federal Reserve”) 2% long-run goal. The Federal Reserve maintained the target range for the federal funds rate at zero to one quarter percent and tied its interest rate forecasts to the evolution of the economy, in particular, inflation and unemployment rates.
At the beginning of the quarter, financial markets reacted favorably when the U.S. Congress reached an agreement to resolve the so-called “fiscal cliff” by passing the American Taxpayer Relief Act of 2012. This Act made permanent most of the tax cuts initiated in 2001 and 2003 and allowed the tax rate on the top income bracket, which was increased to $450,000 annually for joint tax filers, to revert to 39.6% from 35.0%.
For the remainder of 2013, the U.S. economy is likely to be affected by the continuing uncertainty about Europe’s financial crisis, geopolitical developments, the Federal Reserve’s monetary policy, and the ongoing fiscal debate over the U.S. debt limit, government spending and taxes. Spending and debt ceiling issues are likely to return to the spotlight during the second quarter when the U.S. is projected to reach its debt limit again.

Financial performance of JPMorgan Chase
	Three months ended March 31,
(in millions, except per share data and ratios)	2013	2012	Change
Selected income statement data
Total net revenue	$25,122	$26,052	(4)%
Total noninterest expense	15,423	18,345	(16)
Pre-provision profit	9,699	7,707	26
Provision for credit losses	617	726	(15)
Net income	6,529	4,924	33
Diluted earnings per share	1.59	1.19	34
Return on common equity	13%	11%
Capital ratios
Tier 1 capital(a)	11.6	11.9
Tier 1 common(a)	10.2	9.8

(a)
In the first quarter of 2013, regulatory rules requiring additional capital for certain trading positions and securitizations became effective (“Basel 2.5”). This resulted in an increase to risk-weighted assets of approximately $150 billion, resulting in a decrease to the Firm’s Tier 1 capital and Tier 1 common capital ratios by 140 basis points and 120 basis points, respectively. For further discussion of Basel 2.5, see Regulatory capital on pages 42–45 of this Form 10-Q.

Business Overview
JPMorgan Chase reported record first-quarter 2013 net income of $6.5 billion, or a record $1.59 per share, on net revenue of $25.1 billion. Net income increased by $1.6 billion, or 33%, compared with net income of $4.9 billion, or $1.19 per share, in the first quarter of 2012. ROE for the quarter was 13%, compared with 11% for the prior-year quarter. Results in the first quarter of 2013 included the following significant items: $650 million pretax benefit ($0.10 per share after-tax increase in earnings) from a reduction in the allowance for loan losses in Real Estate Portfolios; and $500 million pretax benefit ($0.08 per share after-tax increase in earnings) from a reduction in the allowance for loan losses in the credit card portfolio. The tax rate used for each of the above significant items is 38%; for additional information, see the discussion at the end of this section on page 8.
The increase in net income from the first quarter of 2012 was driven by lower noninterest expense and lower provision for credit losses, partially offset by lower net revenue. The decrease in net revenue compared with the prior year was due to a $1.1 billion benefit from the WaMu bankruptcy settlement in the prior year, lower mortgage fees and related income and lower lending- and deposit-related fees, largely offset by higher principal transactions revenue. The increase in principal transactions revenue reflected: the absence of $1.4 billion of losses on CIO’s synthetic credit portfolio, which was recorded in the first quarter of the prior year; and, this year, a DVA gain on structured notes and derivative liabilities of $126 million resulting from the widening of the Firm’s credit spreads, compared with a DVA loss of $907 million in the prior year. Net interest income decreased compared with the prior year, reflecting the impact of low interest rates, as well as lower loan yields due to competitive pressures and loan portfolio run-off, lower investment securities yield, and limited reinvestment opportunities, partially offset by lower long-term debt costs, primarily due to a change in funding mix, and lower deposit costs.
Results in the first quarter of 2013 reflected positive credit trends for the residential real estate and credit card portfolios. The provision for credit losses was $617 million, down $109 million, or 15%, from the prior year. The total consumer provision for credit losses was $545 million, down $92 million from the prior year. The current-quarter consumer provision included a $1.2 billion reduction in the allowance for loan losses due to lower estimated losses reflecting improved delinquency trends in the residential real estate and credit card portfolios, and also the impact of improved home prices in the residential real estate portfolio. Consumer net charge-offs were $1.7 billion, compared with $2.4 billion in the prior year, resulting in net charge-off rates of 1.92% and 2.60%, respectively, excluding in each year the purchased credit impaired (“PCI”) portfolio. The decrease in consumer net charge-offs was primarily due to improved delinquency trends. A favorable credit environment and stable credit trends also prevailed across the Firm’s wholesale loan portfolios as the Firm continued to experience low levels of criticized exposure, nonaccrual loans and charge-offs. The wholesale provision for credit losses was $72 million, compared with $89 million in the prior year. Wholesale net charge-offs were $35 million, compared with $5 million in the prior year, resulting in net charge-off rates of 0.05% and 0.01%, respectively. The Firm’s allowance for loan losses to end-of-period loans retained was 2.27%, compared with 3.11% in the prior year, excluding in each year the PCI portfolio. The Firm’s nonperforming assets totaled $11.6 billion at March 31, 2013, down from $11.7 billion in the prior quarter and down from $12.0 billion in the prior year.
Noninterest expense was $15.4 billion, down $2.9 billion, or 16%, compared with the prior year. The prior year included pretax expense of $2.7 billion for additional litigation reserves.
The Firm’s results reflected strong performance in all of its businesses. Consumer & Community Banking average deposits were up 10%. Mortgage Banking originations were $52.7 billion, up 37% compared with the prior year. Credit Card sales volume, excluding Commercial Card, was up 9% compared with the prior year. The Corporate & Investment Bank reported strong performance across products and maintained its #1 ranking for Global Investment Banking fees. The Corporate & Investment Bank’s assets under custody rose to $19.3 trillion, up 8% compared with the prior year. Asset Management reported positive net long-term product flows for the sixteenth consecutive quarter to a record of $31.0 billion for the first quarter and reported record loan balances of $81.4 billion and record assets under supervision of $2.2 trillion.
The Firm strengthened its balance sheet, ending the first quarter with Basel I Tier 1 common capital of $143 billion and a Tier 1 common ratio of 10.2%, including the impact of Basel 2.5 rules that became effective at the beginning of this year. The Firm estimated that its Basel III Tier 1 common ratio was approximately 8.9% at March 31, 2013, including the impact of the Basel 2.5 rules and the requirements included in the Federal Reserve’s Notice of Proposed Rulemaking issued in June 2012 (“NPR”). (The Basel I and III Tier 1 common ratios are non- GAAP financial measures, which the Firm uses along with the other capital measures to assess and monitor its capital position. For further discussion of the Tier 1 common capital ratios, see Regulatory capital on pages 42–45 of this Form 10-Q.)
JPMorgan Chase continued to support clients, consumers, companies, and communities around the globe. The Firm provided credit and raised capital of $480 billion for commercial and consumer clients during the first three months of 2013. This included nearly $4 billion of credit provided for U.S. small businesses and $123 billion of credit provided for corporations. This also included more than $255 billion of capital for clients and more than $17 billion of credit provided to, and capital raised for, nonprofit and government entities, including states, municipalities, hospitals and universities.
Consumer & Community Banking net income decreased compared to the prior year, reflecting lower net revenue, partially offset by lower noninterest expense and lower provision for credit losses. Net revenue decreased, driven by lower noninterest revenue and net interest income. Noninterest revenue decreased, driven by lower mortgage fees and related income. Net interest income decreased, driven by lower deposit margins and lower loan balances due to portfolio runoff, largely offset by higher deposit balances. The provision for credit losses in the first quarter of 2013 was $549 million compared with $642 million in the prior year. The current-quarter provision reflected a $1.2 billion reduction in the allowance for loan losses due to lower estimated losses reflecting improved delinquency trends in the residential real estate and credit card portfolios. The provision for the first quarter of 2012 reflected a $1.8 billion reduction in the allowance for loan losses. Noninterest expense decreased in the first quarter of 2013 compared with the prior year. The prior year included approximately $200 million for foreclosure-related matters, including adjustments for the global settlement with federal and state agencies. Return on equity for the first quarter of 2013 was 23% on $46.0 billion of average allocated capital.
Corporate & Investment Bank net income increased compared with the prior year, reflecting higher net revenue and lower noninterest expense. Net revenue for the first quarter of 2013 included a $126 million gain from debit valuation adjustments (“DVA”) on structured notes and derivative liabilities resulting from the widening of the Firm’s credit spreads; the prior-year included a $907 million loss from DVA. The increase in net revenue also reflected higher Banking revenue. Noninterest expense was down slightly from the prior year, driven by lower compensation expense and lower noncompensation expense related to efficiency initiatives, largely offset by higher litigation expense. Return on equity for the first quarter of 2013 was 19%, or 18% excluding DVA (a non-GAAP financial measure), on $56.5 billion of average allocated capital.
Commercial Banking net income increased slightly compared with the prior year, reflecting lower provision for credit losses and an increase in net revenue, predominantly offset by higher noninterest expense. Net revenue was slightly higher compared with the prior year, driven by growth in loan balances, partially offset by lower purchase discounts recognized on loan repayments, lower community development investment-related revenue, and spread compression on loan products. Noninterest expense increased compared with the prior year, reflecting higher headcount-related expense and increased operating expense for Commercial Card. Return on equity for the first quarter of 2013 was 18% on $13.5 billion of average allocated capital.
Asset Management net income increased compared with the prior year, reflecting higher net revenue, largely offset by higher noninterest expense. Noninterest revenue increased due to net client inflows, higher performance fees and the effect of higher market levels. Net interest income increased due to higher loan and deposit balances. Noninterest expense increased from the prior year, primarily due to higher headcount-related expense and performance-based compensation. Return on equity for the first quarter of 2013 was 22% on $9.0 billion of average allocated capital.
Corporate/Private Equity net income was $250 million, compared with a net loss of $1.0 billion in the prior year.
Private Equity reported a net loss of $182 million, compared with net income of $134 million in the prior year. Net revenue was a loss compared with positive net revenue in the prior year, due to net valuation losses on private investments.
Treasury and CIO reported net income of $24 million, compared with a net loss of $227 million in the prior year. Net revenue was $113 million, compared with a loss of $233 million in the prior year. Net revenue for the first quarter of 2012 included $1.4 billion of losses on CIO’s synthetic credit portfolio. Net interest income for the current quarter was a loss of $472 million due to low interest rates and limited reinvestment opportunities.
Other Corporate reported net income of $408 million in the first quarter, compared with a net loss of $929 million in the prior year. The current quarter included a benefit for tax adjustments. The prior-year included a $1.1 billion benefit from the Washington Mutual bankruptcy settlement offset by $2.5 billion of additional litigation reserves.
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
2013 Business outlook
The following forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 89 and Risk Factors on page 190 of this Form 10-Q.
JPMorgan Chase’s outlook for the remainder of 2013 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these linked factors will affect the performance of the Firm and its lines of business.
The Firm expects that net interest income for full-year 2013 will be approximately 1% lower than in 2012 as modest spread compression is expected to be offset by balance growth. In the Consumer & Business Banking business within CCB, the Firm estimates that net interest income could decline by approximately $200 million as continued deposit spread compression is expected to be largely offset by deposit balance growth. For Real Estate Portfolios within CCB, net interest income is expected to decline by approximately $400 million given management’s current estimate of net portfolio runoff levels. However, over time, the reduction in net interest income should be offset by an improvement in credit costs and lower expense. Net interest income for Treasury and CIO within Corporate/Private Equity is expected to decline as a result of limited reinvestment opportunities (this is reflected in the net income guidance for this business as described below), but this decline in net interest income is expected to be largely offset by growth in interest earning assets across the wholesale businesses.
The Firm continues to focus on expense discipline and expects total noninterest expense for the full year 2013 to be approximately $1 billion lower than in 2012 (not taking into account any expense in each year related to Corporate litigation and foreclosure-related matters).
In Mortgage Banking within CCB, management expects to continue to incur elevated default- and foreclosure-related costs, including additional costs associated with the Firm’s mortgage servicing processes, particularly its loan modification and foreclosure procedures. The Firm expects there will be continued elevated levels of repurchases of mortgages previously sold, predominantly to U.S. government-sponsored entities (“GSEs”). However, based on current trends and estimates, management believes that the existing mortgage repurchase liability is sufficient to cover such losses.
For Real Estate Portfolios within Mortgage Banking, management believes that total quarterly net charge-offs are likely to be at or below $400 million. If net charge-offs and delinquencies continue to trend down, the related allowance for loan losses could be reduced over time.
In the Card Services business within Card, Merchant Services & Auto, the Firm expects that, in light of current credit trends in the credit card portfolio, the related allowance for loan losses could be reduced by approximately $1 billion for full-year 2013 (which includes the $500 million reduction in the first quarter of 2013).
The currently anticipated results for CCB described above could be adversely affected if economic conditions, including U.S. housing prices or the unemployment rate, do not continue to improve. Management continues to closely monitor the portfolios in these businesses.
In Private Equity, within the Corporate/Private Equity segment, earnings will likely continue to be volatile and influenced by capital markets activity, market levels, the performance of the broader economy and investment-specific issues.
For Treasury and CIO, within the Corporate/Private Equity segment, management currently believes that during 2013 it may generate a quarterly net loss of approximately $300 million, with that amount likely to vary each quarter driven by the implied yield curve and management decisions related to the positioning of the investment securities portfolio.
For Other Corporate, within the Corporate/Private Equity segment, management expects quarterly net income, excluding material litigation expense and significant items, if any, to be approximately $100 million, but this amount is also likely to vary each quarter.
Regulatory developments
JPMorgan Chase is subject to regulation under state and federal laws in the U.S., as well as the applicable laws of each of the various other jurisdictions outside the U.S. in which the Firm does business. The Firm is currently experiencing an unprecedented increase in regulation and supervision, and such changes could have a significant impact on how the Firm conducts business. For example, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), U.S. federal banking and other regulatory agencies are instructed to conduct approximately 285 rulemakings and 130 studies and reports. These agencies include the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”), the Commodity Futures Trading Commission, the U.S. Securities and Exchange Commission (the “SEC”) and the Bureau of Consumer Financial Protection (the “CFPB”). The Firm continues to work diligently in assessing and understanding the implications of the regulatory changes it is facing, and is devoting substantial resources to implementing all the new regulations while, at the same time, best meeting the needs and expectations of its clients.
The Firm is experiencing heightened scrutiny by its regulators of its compliance with new and existing regulations, including those issued under the Bank Secrecy Act, the Unfair and Deceptive Acts or Practices laws, the Real Estate Settlement Procedures Act (“RESPA”), the Truth in Lending Act, laws governing the Firm’s consumer collections practices and the laws administered by the Office of Foreign Control, among others. The Firm is also under scrutiny by its supervisors with respect to its controls and operational processes, such as those relating to model development, review, governance and approvals. On January 14, 2013, the Firm and three of its subsidiary banks, including JPMorgan Chase Bank, N.A. entered into Consent Orders with the Federal Reserve and the OCC relating principally to the Firm’s and such banks’ BSA/AML policies and procedures. Also on January 14, 2013, the Firm and JPMorgan Chase Bank, N.A. entered into Consent Orders arising out of their reviews of the Firm’s Chief Investment Office. These latter Consent Orders relate to risk management, model governance and other control functions related to CIO and certain other trading activities at the Firm. The Firm expects that its banking supervisors will in the future continue to take more formal enforcement actions against the Firm, (including Consent Orders related to certain non-mortgage consumer collections practices and certain sales of an ancillary identity theft protection product) rather than issuing informal supervisory actions or criticisms.
While the effect of the changes in law and the heightened scrutiny of its regulators is likely to result in additional costs, the Firm cannot, given the current status of regulatory and supervisory developments, quantify the possible effects on its business and operations of all the significant changes that are currently underway. For further discussion of regulatory developments, see Supervision and regulation on pages 1–8 and Risk factors on pages 8–21 of JPMorgan Chase’s 2012 Form 10-K.
On January 7, 2013, the Firm submitted its capital plan to the Federal Reserve under the Federal Reserve’s 2013 CCAR process. On March 14, 2013, the Federal Reserve informed the Firm that it did not object to the Firm’s 2013 capital plan, but asked the Firm to submit an additional capital plan, as discussed further below. Following this notification, the Firm announced that its Board of Directors intends to increase the second-quarter common stock dividend to $0.38 per share from the current $0.30 per share, returning the dividend to its highest level. The Board of Directors has also authorized the Firm to repurchase up to $6 billion of common equity commencing with the second quarter of this year through the end of the first quarter of 2014.
The Federal Reserve has asked the Firm to submit by the end of the third quarter of 2013 an additional capital plan addressing the weaknesses it identified in the Firm’s CCAR capital planning processes. The Firm intends to fully address the Federal Reserve’s requirements. Following its review, the Federal Reserve may require the Firm to modify its capital distributions. For more information, see Capital management on pages 42–47.

Subsequent events
Redemption of outstanding trust preferred securities
On May 8, 2013, the Firm redeemed approximately $5.0 billion of trust preferred securities pursuant to the optional redemption provisions set forth in the documents governing those trust preferred securities.
Issuance of preferred stock
On April 23, 2013, the Firm issued $1.5 billion of noncumulative preferred stock.

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2013 and 2012. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 85–87 of this Form 10-Q and pages 178–182 of JPMorgan Chase’s 2012 Annual Report.

Revenue
	Three months ended March 31,
(in millions)	2013	2012	Change
Investment banking fees	$1,445	$1,381	5%
Principal transactions	3,761	2,722	38
Lending- and deposit-related fees	1,468	1,517	(3)
Asset management, administration and commissions	3,599	3,392	6
Securities gains	509	536	(5)
Mortgage fees and related income	1,452	2,010	(28)
Card income	1,419	1,316	8
Other income(a)	536	1,512	(65)
Noninterest revenue	14,189	14,386	(1)
Net interest income	10,933	11,666	(6)
Total net revenue	$25,122	$26,052	(4)%

(a)	Included operating lease income of $349 million and $323 million for the three months ended March 31, 2013 and 2012, respectively.
Total net revenue for the three months ended March 31, 2013, was $25.1 billion, a decrease of $930 million, or 4%, from the three months ended March 31, 2013. The decrease was due to lower net interest income, mortgage fees and related income, and other income. The decrease was partially offset by higher principal transactions revenue.
Investment banking fees for the three months ended March 31, 2013, increased slightly from the prior year, due to higher debt underwriting fees, which included record bond underwriting fees on record levels of industry-wide high-yield bond issuance. The increase was partially offset by lower advisory fees. For additional information on investment banking fees, which are primarily recorded in CIB, see CIB segment results pages 25–28 and Note 6 on page 120 of this Form 10-Q.
Principal transactions revenue increased significantly in the three months ended March 31, 2013, compared with the prior year. The increase reflected the absence of $1.4 billion of losses on CIO’s synthetic credit portfolio, which was recorded in the prior year; and a DVA gain on structured notes and derivative liabilities of $126 million, resulting from the widening of the Firm’s credit spreads, compared with a DVA loss of $907 million in the prior year. The three months ended March 31, 2013, also reflected solid client revenue in fixed income and equity markets. The increase was partially offset by net valuation losses on private investments in Corporate/Private Equity during the three months ended March 31, 2013. For additional information on principal transactions revenue, see CIB and Corporate/Private Equity segment results on pages 25–28 and 33–34, respectively, and Note 6 on page 120 of this Form 10-Q.
Lending- and deposit-related fees decreased modestly compared with the prior year. The decrease was largely due to lower deposit fees in CCB, resulting from reductions in certain product and transaction fees. For additional information on lending- and deposit-related fees, which are mostly recorded in CCB, CIB and CB, see the segment results for CCB on pages 16–24, CIB on pages 25–28 and CB on pages 29–30 of this Form 10-Q.
Asset management, administration and commissions revenue increased compared with the prior year. The increase was driven by higher investment management fees in AM due to net client inflows, higher performance fees and the effect of higher market levels. The increase was partially offset by lower brokerage commissions. For additional information on these fees and commissions, see the segment discussions for CCB on pages 16–24, AM on pages 31–32, and Note 6 on page 120 of this Form 10-Q.
Securities gains decreased slightly compared with the prior year, reflecting the absence of a gain recognized in 2012 on an investment security in CCB, offset partially by the results of repositioning the CIO available-for-sale (“AFS”) portfolio. For additional information on securities gains, which are predominantly recorded in the Firm’s Corporate/Private Equity segment, see the Corporate/Private Equity segment discussion on pages 33–34, and Note 11 on pages 123–126 of this Form 10-Q.
Mortgage fees and related income decreased compared with the prior year. The decrease resulted from lower mortgage servicing revenue and mortgage production revenue. The decrease in mortgage servicing revenue was predominantly due to lower mortgage servicing rights (“MSR”) risk management results due to prepayment model assumption updates, primarily driven by an improvement in housing price appreciation assumptions. The decrease in mortgage production revenue reflected lower margins due to tightening of primary/secondary spreads, as well as pricing pressure due to increased capacity in the market, partially offset by higher volumes. For additional information on mortgage fees and related income, which is recorded predominantly in CCB, see CCB’s Mortgage Production and Mortgage Servicing discussion on pages 19–21, and Note 16 on pages 158–161 of this Form 10-Q.
Card income increased compared with the three months ended March 31, 2012. The increase was driven by higher net interchange income on credit and debit cards, and higher merchant servicing revenue, both due to increases in business volume. For additional information on credit card income, see the CCB segment results on pages 16–24 of this Form 10-Q.
Other income decreased compared with the three months ended March 31, 2012, driven by the absence of a $1.1 billion benefit from the Washington Mutual bankruptcy settlement in Corporate/Private Equity.
Net interest income decreased in the first quarter of 2013 compared with the prior year. The decline reflected the impact of low interest rates, as well as lower loan yields due to competitive pressures and loan portfolio run-off, lower investment securities yield, and limited reinvestment opportunities; these items were partially offset by lower long-term debt costs, primarily due to a change in funding mix, and lower deposit costs. The Firm’s average interest-earning assets were $1.9 trillion for the three months ended March 31, 2013, and the net interest yield on those assets, on a fully taxable-equivalent (“FTE”) basis, was 2.37%, a decrease of 24 basis points from the prior year.

Provision for credit losses
	Three months ended March 31,
(in millions)	2013	2012	Change
Consumer, excluding credit card	$(37)	$1	NM
Credit card	582	636	(8)%
Total consumer	545	637	(14)
Wholesale	72	89	(19)
Total provision for credit losses	$617	$726	(15)%
The provision for credit losses decreased by $109 million compared with the prior year. The decrease was driven by a lower provision for total consumer credit losses, due to lower net charge-offs, partially offset by a lower benefit from the reduction in the allowance for loan losses ($1.2 billion in 2013 compared with $1.8 billion in 2012). The level of the wholesale provision in 2013 reflected a favorable credit environment and stable credit trends. For a more detailed discussion of the credit portfolio and the allowance for credit losses, see the segment discussions for CCB on pages 16–24, CIB on pages 25–28 and CB on pages 29–30, and the Allowance For Credit Losses section on pages 74–76 of this Form 10-Q.

Noninterest expense
	Three months ended March 31,
(in millions)	2013	2012	Change
Compensation expense	$8,414	$8,613	(2)%
Noncompensation expense:
Occupancy	901	961	(6)
Technology, communications and equipment	1,332	1,271	5
Professional and outside services	1,734	1,795	(3)
Marketing	589	680	(13)
Other(a)(b)	2,301	4,832	(52)
Amortization of intangibles	152	193	(21)
Total noncompensation expense	7,009	9,732	(28)
Total noninterest expense	$15,423	$18,345	(16)%

(a)	Included litigation expense of $347 million and $2.7 billion for the three months ended March 31, 2013 and 2012, respectively.

(b)	Included FDIC-related expense of $379 million and $401 million for the three months ended March 31, 2013 and 2012, respectively.
Total noninterest expense for the three months ended March 31, 2013, was $15.4 billion, down by $2.9 billion, or 16%, compared with the prior year. The decrease was due to significantly lower other expense, in particular, litigation expense in Corporate/Private Equity.
Compensation expense decreased from the three months ended March 31, 2012, predominantly due to lower expense in CIB; the decrease was partially offset by the impact of investments in the businesses, including front office sales and support staff in AM and CB.
Noncompensation expense decreased in the three months ended March 31, 2013, due to significantly lower other expense, in particular, litigation expense in Corporate/Private Equity and CCB, offset partially by an increase in litigation expense in CIB. Litigation expense in 2012 included $2.5 billion predominantly for mortgage-related matters in Corporate/Private Equity, and approximately $200 million for foreclosure-related matters in CCB. Other factors contributing to the decrease in noncompensation expense were the following: in CCB, the absence of an expense that was recorded in 2012, related to a non-core product, lower marketing expense, lower servicing and foreclosure-related expense; and the impact of efficiency initiatives across the Firm. The decrease in noncompensation expense was offset partially by the impact of investments in the businesses, including branch builds in CCB. For a further discussion of litigation expense, see Note 23 on pages 170–179 of this Form 10-Q. For a discussion of amortization of intangibles, refer to Note 16 on pages 158–161 of this Form 10-Q.

Income tax expense
(in millions, except rate)	Three months ended March 31,
	2013	2012
Income before income tax expense	$9,082	$6,981
Income tax expense	2,553	2,057
Effective tax rate	28.1%	29.5%
The decrease in the effective tax rate compared with 2012 was largely attributable to tax benefits associated with prior year tax adjustments and the settlement of tax audits. This was partially offset by the impact of higher reported pretax income in combination with changes in the mix of income and expense subject to U.S. federal and state and local taxes. The prior year included deferred tax benefits associated with state and local income taxes. For additional information on income taxes, see Critical Accounting Estimates Used by the Firm on pages 85–87 of this Form 10-Q.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its consolidated financial statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”); these financial statements appear on pages 90–94 of this Form 10-Q. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended March 31,
	2013			2012
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$536	$564	$1,100	$1,512	$534	$2,046
Total noninterest revenue	14,189	564	14,753	14,386	534	14,920
Net interest income	10,933	162	11,095	11,666	171	11,837
Total net revenue	25,122	726	25,848	26,052	705	26,757
Pre-provision profit	9,699	726	10,425	7,707	705	8,412
Income before income tax expense	9,082	726	9,808	6,981	705	7,686
Income tax expense	$2,553	$726	$3,279	$2,057	$705	$2,762
Overhead ratio	61%	NM	60%	70%	NM	69%

(a)	Predominantly recognized in CIB and CB business segments and Corporate/Private Equity.
Tangible common equity (“TCE”), ROTCE, tangible book value per share (“TBVS”), and Tier 1 common under Basel I and III rules are each non-GAAP financial measures. TCE represents the Firm’s common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less goodwill and identifiable intangible assets (other than MSRs), net of related deferred tax liabilities. ROTCE measures the Firm’s earnings as a percentage of average TCE. TBVS represents the Firm’s tangible common equity divided by period-end common shares. Tier 1 common under Basel I and III rules are used by management, along with other capital measures, to assess and monitor the Firm’s capital position. TCE, ROTCE, and TBVS are meaningful to the Firm, as well as analysts and investors, in assessing the Firm’s use of equity. For additional information on Tier 1 common under Basel I and III, see Regulatory capital on pages 42–45 of this Form
10-Q. All of the aforementioned measures are useful to the Firm, as well as analysts and investors, in facilitating comparisons of the Firm with competitors.

Average tangible common equity
	Three months ended March 31,
(in millions, except per share and ratio data)	2013	2012
Common stockholders’ equity	$194,733	$177,711
Less: Goodwill	48,168	48,218
Less: Certain identifiable intangible assets	2,162	3,137
Add: Deferred tax liabilities(a)	2,828	2,724
Tangible common equity	$147,231	$129,080

Return on tangible common equity (“ROTCE”)	17%	15%
Tangible book value per share	$39.54	$34.79

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

Core net interest income
In addition to reviewing JPMorgan Chase’s net interest income on a managed basis, management also reviews core net interest income to assess the performance of its core lending, investing (including asset-liability management) and deposit-raising activities (which excludes the impact of CIB’s market-based activities). The core data presented below are non-GAAP financial measures due to the exclusion of CIB’s market-based net interest income and the related assets. Management believes this exclusion provides investors and analysts a more meaningful measure by which to analyze the non-market-related business trends of the Firm and provides a comparable measure to other financial institutions that are primarily focused on core lending, investing and deposit-raising activities.

Core net interest income data(a)
	Three months ended March 31,
(in millions, except rates)	2013	2012	Change
Net interest income – managed basis(b)(c)	$11,095	$11,837	(6)%
Less: Market-based net interest income	1,432	1,569	(9)
Core net interest income(b)	$9,663	$10,268	(6)

Average interest-earning assets	$1,896,084	$1,821,513	4
Less: Average market-based earning assets	508,941	490,750	4
Core average interest-earning assets	$1,387,143	$1,330,763	4%
Net interest yield on interest-earning assets – managed basis	2.37%	2.61%
Net interest yield on market-based activity	1.14	1.29
Core net interest yield on core average interest-earning assets	2.83%	3.10%

(a)	Includes core lending, investing and deposit-raising activities on a managed basis across CCB, CIB, CB, AM, Corporate/Private Equity; excludes the market-based activities within the CIB.

(b)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(c)	For a reconciliation of net interest income on a reported and managed basis, see reconciliation from the Firm’s reported U.S. GAAP results to managed basis on page 13 of this Form 10-Q .
Quarterly results
Core net interest income decreased by $605 million to $9.7 billion and core average interest-earning assets increased by $56.4 billion to $1,387.1 billion during the three months ended March 31, 2013. The decline in net interest income reflected the impact of low interest rates, as well as lower loan yields due to competitive pressures and portfolio run-off, and lower investment securities yield. The decline was partially offset by lower long-term debt costs, primarily due to a change in funding mix, and lower deposit costs. The increase in average interest-earning assets was driven by higher deposits with banks and loan growth. The core net interest yield decreased by 27 basis points to 2.83% in the first quarter of 2013, primarily driven by lower loan yields due to competitive pressures and run-off, lower investment securities yield, limited reinvestment opportunities, and was partially offset by lower long-term debt costs, primarily due to a change in funding mix and lower customer deposit rates.
Other financial measures
The Firm also discloses the allowance for loan losses to total retained loans, excluding residential real estate purchased credit-impaired loans. For a further discussion of this credit metric, see Allowance for Credit Losses on pages 74–76 of this Form 10-Q.

BUSINESS SEGMENT RESULTS
The Firm is managed on a line of business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate/Private Equity segment.
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s use of non-GAAP financial measures, on pages 13–14 of this Form 10-Q.
Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives business segment results allocates income and expense using market-based methodologies.

For a further discussion of those methodologies, see Business Segment Results – Description of business segment reporting methodology on pages 78–79 of JPMorgan Chase’s 2012 Annual Report. The Firm continues to assess the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.
Business segment capital allocation changes
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, regulatory capital requirements (as estimated under Basel III) and economic risk measures. The amount of capital assigned to each business is referred to as equity. Effective January 1, 2013, the Firm further refined the capital allocation framework to align it with the revised line of business structure that became effective in the fourth quarter of 2012. The increase in equity levels for the lines of businesses is largely driven by the most current regulatory guidance on Basel III requirements (including the NPR), principally for CIB and CIO, and by anticipated business growth. For further information about these capital changes, see Line of business equity on page 46 of this Form 10-Q.

Segment Results – Managed Basis
The following table summarizes the business segment results for the periods indicated.

Three months ended March 31,	Total net revenue			Noninterest expense			Pre-provision profit/(loss)
(in millions)	2013	2012	Change	2013	2012	Change	2013	2012	Change
Consumer & Community Banking	$11,615	$12,363	(6)%	$6,790	$7,038	(4)%	$4,825	$5,325	(9)%
Corporate & Investment Bank	10,140	9,338	9	6,111	6,211	(2)	4,029	3,127	29
Commercial Banking	1,673	1,657	1	644	598	8	1,029	1,059	(3)
Asset Management	2,653	2,370	12	1,876	1,729	9	777	641	21
Corporate/Private Equity	(233)	1,029	NM	2	2,769	(100)	(235)	(1,740)	86
Total	$25,848	$26,757	(3)%	$15,423	$18,345	(16)%	$10,425	$8,412	24%

Three months ended March 31,	Provision for credit losses			Net income/(loss)			Return on common equity
(in millions, except ratios)	2013	2012	Change	2013	2012	Change	2013	2012
Consumer & Community Banking	$549	$642	(14)%	$2,586	$2,936	(12)%	23%	27%
Corporate & Investment Bank	11	(3)	NM	2,610	2,033	28	19	17
Commercial Banking	39	77	(49)	596	591	1	18	25
Asset Management	21	19	11	487	386	26	22	22
Corporate/Private Equity	(3)	(9)	67	250	(1,022)	NM	NM	NM
Total	$617	$726	(15)%	$6,529	$4,924	33%	13%	11%

CONSUMER & COMMUNITY BANKING
For a discussion of the business profile on CCB, see pages 80–91 of JPMorgan Chase’s 2012 Annual Report and the Introduction on page 4 of this Form 10-Q.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2013	2012	Change
Revenue
Lending- and deposit-related fees	$723	$753	(4)%
Asset management, administration and commissions	533	535	—
Mortgage fees and related income	1,450	2,008	(28)
Card income	1,362	1,263	8
All other income	338	416	(19)
Noninterest revenue	4,406	4,975	(11)
Net interest income	7,209	7,388	(2)
Total net revenue	11,615	12,363	(6)

Provision for credit losses	549	642	(14)

Noninterest expense
Compensation expense	3,006	2,819	7
Noncompensation expense	3,676	4,072	(10)
Amortization of intangibles	108	147	(27)
Total noninterest expense	6,790	7,038	(4)
Income before income tax expense	4,276	4,683	(9)
Income tax expense	1,690	1,747	(3)
Net income	$2,586	$2,936	(12)%

Financial ratios
Return on common equity	23%	27%
Overhead ratio	58	57
Quarterly results
Consumer & Community Banking net income was $2.6 billion, compared with $2.9 billion in the prior year. The decrease was driven by lower net revenue, partially offset by lower noninterest expense and lower provision for credit losses.
Net revenue was $11.6 billion, a decrease of $748 million, or 6%, compared with the prior year. Net interest income was $7.2 billion, down $179 million, or 2%, driven by lower deposit margins and lower loan balances due to portfolio runoff, largely offset by higher deposit balances. Noninterest revenue was $4.4 billion, a decrease of $569 million, or 11%, driven by lower mortgage fees and related income.
The provision for credit losses was $549 million, compared with $642 million in the prior year. The current-quarter provision reflected a $1.2 billion reduction in the allowance for loan losses and total net charge-offs of $1.7 billion. The prior-year provision reflected a $1.8 billion reduction in the allowance for loan losses and total net charge-offs of $2.4 billion. For more information, including net charge-off amounts and rates, see Consumer Credit Portfolio on pages 56–65 of this Form 10-Q.

Noninterest expense was $6.8 billion, a decrease of $248 million from the prior year. The prior year included approximately $200 million for foreclosure-related matters, including adjustments for the global settlement with federal and state agencies.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2013	2012	Change
Selected balance sheet data (period-end)
Total assets	$458,902	$469,084	(2)%
Loans:
Loans retained	393,575	413,373	(5)
Loans held-for-sale and loans at fair value(a)	16,277	13,352	22
Total loans	409,852	426,725	(4)
Deposits	457,176	415,942	10
Equity	46,000	43,000	7
Selected balance sheet data (average)
Total assets	$463,527	$471,476	(2)
Loans:
Loans retained	397,118	418,017	(5)
Loans held-for-sale and loans at fair value(a)	21,181	16,442	29
Total loans	418,299	434,459	(4)
Deposits	441,335	401,580	10
Equity	46,000	43,000	7

Headcount	161,123	162,970	(1)%

(a)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios and where otherwise noted)	2013	2012	Change
Credit data and quality statistics
Net charge-offs	$1,699	$2,392	(29)%
Nonaccrual loans:
Nonaccrual loans retained	8,996	8,395	7
Nonaccrual loans held-for-sale and loans at fair value	42	101	(58)
Total nonaccrual loans(a)(b)(c)(d)	9,038	8,496	6
Nonperforming assets(a)(b)(c)(d)	9,708	9,351	4
Allowance for loan losses	16,599	21,508	(23)
Net charge-off rate(e)	1.74%	2.30%
Net charge-off rate, excluding PCI loans(e)	2.04	2.72
Allowance for loan losses to period-end loans retained	4.22	5.20
Allowance for loan losses to period-end loans retained, excluding PCI loans(f)	3.25	4.52
Allowance for loan losses to nonaccrual loans retained, excluding credit card(a)(d)(f)	65	114
Nonaccrual loans to total period-end loans, excluding credit card(d)	3.14	2.82
Nonaccrual loans to total period-end loans, excluding credit card and PCI loans(a)(d)	3.94	3.58
Business metrics
Number of:
Branches	5,632	5,541	2
ATMs	18,830	17,654	7
Active online customers (in thousands)	32,281	30,680	5
Active mobile customers (in thousands)	13,263	10,016	32%

(a)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(b)	Certain mortgages originated with the intent to sell are classified as trading assets on the Consolidated Balance Sheets.

(c)
At March 31, 2013 and 2012 nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $10.9 billion and $11.8 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $1.7 billion and $1.2 billion, respectively; and (3) student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) of $523 million and $586 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(d)	Nonaccrual loans included $1.9 billion of Chapter 7 loans at March 31, 2013.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the net charge-off rate.

(f)	The allowance for loan losses for PCI loans was $5.7 billion at both March 31, 2013 and 2012; this amount was also excluded from the applicable ratios.

Consumer & Business Banking

Selected financial statement data
	Three months ended March 31,
(in millions, except ratios)	2013	2012	Change
Revenue
Lending- and deposit-related fees	$711	$742	(4)%
Asset management, administration and commissions	426	412	3
Card income	349	315	11
All other income	119	116	3
Noninterest revenue	1,605	1,585	1
Net interest income	2,572	2,675	(4)
Total net revenue	4,177	4,260	(2)

Provision for credit losses	61	96	(36)

Noninterest expense	3,041	2,866	6
Income before income tax expense	1,075	1,298	(17)
Net income	$641	$774	(17)

Return on common equity	24%	35%
Overhead ratio	73	67
Overhead ratio, excluding core deposit intangibles(a)	72	66
Equity (period-end and average)	$11,000	$9,000	22%

(a)
Consumer & Business Banking (“CBB”) uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excluded CBB’s CDI amortization expense related to prior business combination transactions of $41 million and $51 million for the three months ended March 31, 2013 and 2012, respectively.

Quarterly results
Consumer & Business Banking net income was $641 million, a decrease of $133 million, or 17%, compared with the prior year. The decrease was driven by lower noninterest expense and lower net revenue, partially offset by lower provision for credit losses.
Net revenue was $4.2 billion, down 2% compared with the prior year. Net interest income was $2.6 billion, down 4% compared with the prior year, driven by the impact of lower deposit margins and fewer days in the period, largely offset by the impact of higher deposit balances. Noninterest revenue was $1.6 billion, an increase of 1%, driven by higher debit card revenue and investment sales revenue, largely offset by lower deposit-related fees.
The provision for credit losses was $61 million, compared with $96 million in the prior year. Net charge-offs were $61 million compared with $96 million in the prior year.
Noninterest expense was $3.0 billion, up 6% from the prior year, primarily driven by investments, including new branch builds, and a one-time cost related to a contract renegotiation.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios and where otherwise noted)	2013	2012	Change
Business metrics
Business banking origination volume	$1,234	$1,540	(20)%
Period-end loans	18,739	17,822	5
Period-end deposits:
Checking	180,326	159,075	13
Savings	227,162	200,662	13
Time and other	30,431	35,643	(15)
Total period-end deposits	437,919	395,380	11
Average loans	18,711	17,667	6
Average deposits:
Checking	168,697	147,455	14
Savings	221,394	197,199	12
Time and other	31,029	36,123	(14)
Total average deposits	421,120	380,777	11
Deposit margin	2.36%	2.68%
Average assets	$36,302	$30,911	17
Credit data and quality statistics
Net charge-offs	$61	$96	(36)
Net charge-off rate	1.32%	2.19%
Allowance for loan losses	$698	$798	(13)
Nonperforming assets	465	663	(30)
Retail branch business metrics
Investment sales volume	$9,220	$6,598	40
Client investment assets	168,527	147,083	15
% managed accounts	31%	26%
Number of:
Chase Private Client branch locations	1,392	366	280
Personal bankers	23,130	24,198	(4)
Sales specialists	6,102	6,110	—
Client advisors	2,998	3,131	(4)
Chase Private Clients	134,206	32,857	308
Accounts (in thousands)(a)	28,530	27,034	6%
(a) Includes checking accounts and Chase LiquidSM cards (launched in the second quarter of 2012).

Mortgage Banking

Selected financial statement data
	Three months ended March 31,
(in millions, except ratios)	2013	2012	Change
Revenue
Mortgage fees and related income	$1,450	$2,008	(28)%
All other income	93	131	(29)
Noninterest revenue	1,543	2,139	(28)
Net interest income	1,175	1,250	(6)
Total net revenue	2,718	3,389	(20)

Provision for credit losses	(198)	(192)	(3)

Noninterest expense	1,806	2,143	(16)
Income before income tax expense	1,110	1,438	(23)
Net income	$673	$979	(31)

Return on common equity	14%	23%
Overhead ratio	66	63
Equity (period-end and average)	$19,500	$17,500	11%

Quarterly results
Mortgage Banking net income was $673 million, a decrease of $306 million, or 31%, compared with prior year. The decrease was driven by lower net revenue, largely offset by lower noninterest expense and lower provision for credit losses.
Net revenue was $2.7 billion, a decrease of $671 million compared with the prior year. Net interest income was $1.2 billion, a decrease of $75 million. Noninterest revenue was $1.5 billion, a decrease of $596 million, driven by lower mortgage fees and related income.
The provision for credit losses was a benefit of $198 million, compared with a benefit of $192 million in the prior year. The current quarter reflected a $650 million reduction in the allowance for loan losses.
Noninterest expense was $1.8 billion, a decrease of $337 million from with the prior year, due to lower servicing expense.

Functional results
	Three months ended March 31,
(in millions, except ratios)	2013	2012	Change
Mortgage Production
Production revenue	$995	$1,432	(31)%
Production-related net interest & other income	223	187	19
Production-related revenue, excluding repurchase losses	1,218	1,619	(25)
Production expense(a)	710	573	24
Income, excluding repurchase losses	508	1,046	(51)
Repurchase losses	(81)	(302)	73
Income before income tax expense	427	744	(43)

Mortgage Servicing
Loan servicing revenue	936	1,039	(10)
Servicing-related net interest & other income	100	112	(11)
Servicing-related revenue	1,036	1,151	(10)
MSR asset modeled amortization	(258)	(351)	26
Default servicing expense	497	890	(44)
Core servicing expense	240	261	(8)
Income/(loss), excluding MSR risk management	41	(351)	NM
MSR risk management, including related net interest income/(expense)	(142)	191	NM
Income/(loss) before income tax expense/(benefit)	(101)	(160)	37
Real Estate Portfolios
Noninterest revenue	(17)	8	NM
Net interest income	962	1,073	(10)
Total net revenue	945	1,081	(13)

Provision for credit losses	(202)	(192)	(5)

Noninterest expense	363	419	(13)
Income before income tax expense	784	854	(8)
Mortgage Banking income before income tax expense	$1,110	$1,438	(23)
Mortgage Banking net income	$673	$979	(31)%

Overhead ratios
Mortgage Production	62%	44%
Mortgage Servicing	116	116
Real Estate Portfolios	38	39

(a)	Includes provision for credit losses associated with Mortgage Production.

Selected income statement data
	Three months ended March 31,
(in millions)	2013	2012	Change
Supplemental mortgage fees and related income details
Net production revenue:
Production revenue	$995	$1,432	(31)%
Repurchase losses	(81)	(302)	73
Net production revenue	914	1,130	(19)
Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	936	1,039	(10)
Changes in MSR asset fair value due to modeled amortization	(258)	(351)	26
Total operating revenue	678	688	(1)
Risk management:
Changes in MSR asset fair value due to market interest rates	546	644	(15)
Other changes in MSR asset fair value due to inputs or assumptions in model(a)	(237)	(48)	(394)
Changes in derivative fair value and other	(451)	(406)	(11)
Total risk management	(142)	190	NM
Total net mortgage servicing revenue	536	878	(39)
Mortgage fees and related income	$1,450	$2,008	(28)%

(a)
Represents the aggregate impact of changes in model inputs and assumptions such as prepayment speeds (which are in turn affected by other assumptions such as home prices), costs to service, ancillary income and discount rates, as well as changes to the valuation models themselves.

Quarterly results
Mortgage Production pretax income was $427 million, a decrease of $317 million from the prior year. Mortgage production-related revenue, excluding repurchase losses, was $1.2 billion, a decrease of $401 million, or 25%, from the prior year. These results reflected lower margins on tightening in primary/secondary spreads, as well as pricing pressure due to increased capacity in the market, partially offset by higher volumes. Production expense was $710 million, an increase of $137 million from the prior year, primarily reflecting higher volumes. Repurchase losses were $81 million, compared with $302 million in the prior year. The current quarter reflected a $100 million reduction in the repurchase liability and lower realized repurchase losses compared with prior year, primarily driven by a decline in outstanding repurchase demands. For further information, see Mortgage repurchase liability on pages 38–41 of this Form 10-Q.
Mortgage Servicing pretax loss was $101 million, compared with a pretax loss of $160 million in the prior year. Mortgage servicing revenue, including amortization, was $778 million, a decrease of $22 million, or 3%, from the prior year reflecting lower loan servicing revenue due to lower average third-party mortgage loans serviced.

Mortgage servicing rights (“MSR”) risk management was a loss of $142 million, compared with MSR risk management income of $191 million in the prior year, largely due to prepayment model assumption updates, primarily driven by an improvement in housing price appreciation assumptions. See Note 16 on pages 158–161 of this Form 10-Q for further information regarding changes in value of the MSR asset and related hedges. Servicing expense was $737 million, a decrease of $414 million from the prior year, which reflected the impact of approximately $200 million for foreclosure-related matters in the prior year and lower servicing headcount.
Real Estate Portfolios pretax income was $784 million, compared with $854 million in the prior year. Net revenue was $945 million, a decrease of $136 million, or 13%, from the prior year. The decrease was driven by a decline in net interest income, resulting from lower loan balances due to portfolio runoff. The provision for credit losses reflected a benefit of $202 million, compared with a benefit of $192 million in the prior year. The current-quarter provision reflected a $650 million reduction in the allowance for loan losses due to lower estimated losses reflecting improved delinquency trends, primarily in the home equity portfolio, including the impact of improved home prices. Current-quarter net charge-offs totaled $448 million, compared with $808 million in the prior year. See Consumer Credit Portfolio on pages 56–65 of this Form 10-Q for the net charge-off amounts and rates. Nonaccrual loans were $7.8 billion, compared with $7.0 billion in the prior year. Excluding the impact of certain regulatory guidance, nonaccrual loans would have been $6.0 billion at March 31, 2013. Noninterest expense was $363 million, a decrease of $56 million compared with the prior year, primarily driven by lower foreclosed asset expense due to lower foreclosure inventory.
PCI Loans
Included within Real Estate Portfolios are PCI loans that the Firm acquired in the Washington Mutual transaction. For PCI loans, the excess of the undiscounted gross cash flows expected to be collected over the carrying value of the loans (the “accretable yield”) is accreted into interest income at a level rate of return over the expected life of the loans.
The net spread between the PCI loans and the related liabilities are expected to be relatively constant over time, except for any basis risk or other residual interest rate risk that remains and for certain changes in the accretable yield percentage (e.g., from extended loan liquidation periods and from prepayments). As of March 31, 2013, the remaining weighted-average life of the PCI loan portfolio is expected to be 8 years. The loan balances are expected to decline more rapidly over the next three to four years as the most troubled loans are liquidated, and more slowly thereafter as the remaining troubled borrowers have limited refinancing opportunities. Similarly, default and servicing expense are expected to be higher in the earlier years and decline over time as liquidations slow down.

To date the impact of the PCI loans on Real Estate Portfolios’ net income has been negative. This is largely due to the provision for loan losses recognized subsequent to their acquisition, and the higher level of default and servicing expense associated with the portfolio. Over time, the Firm expects that this portfolio will contribute positively to net income.
For further information, see Note 14, PCI loans, on pages 142–143 of this Form 10-Q.

Mortgage Production and Mortgage Servicing
Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios)	2013	2012	Change
Selected balance sheet data
Period-end loans:
Prime mortgage, including option ARMs(a)	$17,257	$17,268	—%
Loans held-for-sale and loans at fair value(b)	16,277	12,496	30
Average loans:
Prime mortgage, including option ARMs(a)	17,554	17,238	2
Loans held-for-sale and loans at fair value(b)	21,181	15,621	36
Average assets	64,218	58,862	9
Repurchase liability (period-end)	2,430	3,213	(24)
Credit data and quality statistics
Net charge-offs:
Prime mortgage, including option ARMs	4	—	NM
Net charge-off rate:
Prime mortgage, including option ARMs	0.09%	—%
30+ day delinquency rate(c)	3.04	3.01
Nonperforming assets(d)	$643	$708	(9)%

(a)
Predominantly represents prime loans repurchased from Government National Mortgage Association (“Ginnie Mae”) pools, which are insured by U.S. government agencies. See further discussion of loans repurchased from Ginnie Mae pools in Mortgage repurchase liability on pages 38–41and Note 21 on pages 166–170 of this Form 10-Q.

(b)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets.

(c)
At March 31, 2013 and 2012, excluded mortgage loans insured by U.S. government agencies of $11.9 billion and $12.7 billion, respectively, that are 30 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 14 on pages 129–149 of this Form 10-Q which summarizes loan delinquency information.

(d)
At March 31, 2013 and 2012, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $10.9 billion and $11.8 billion, respectively, that are 90 or more days past due; and (2) real estate owned insured by U.S. government agencies of $1.7 billion and $1.2 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 14 on pages 129–149 of this Form 10-Q which summarizes loan delinquency information.

Selected metrics
	As of or for the three months ended March 31,
(in billions, except ratios)	2013	2012	Change
Business metrics (in billions)
Mortgage origination volume by channel
Retail	$26.2	$23.4	12%
Wholesale(a)	0.1	—	NM
Correspondent(a)	24.0	14.2	69
CNT (negotiated transactions)	2.4	0.8	200
Total mortgage origination volume(b)	$52.7	$38.4	37
Mortgage application volume by channel
Retail	$34.7	$40.0	(13)
Wholesale(a)	0.2	0.2	—
Correspondent(a)	25.6	19.7	30
Total mortgage application volume	$60.5	$59.9	1
Third-party mortgage loans serviced (period-end)	$849.2	$884.2	(4)
Third-party mortgage loans serviced (average)	854.3	892.6	(4)
MSR net carrying value (period-end)	7.9	8.0	(1)%
Ratio of MSR net carrying value (period-end) to third-party mortgage loans serviced (period-end)	0.93%	0.90%
Ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average)	0.42	0.47
MSR revenue multiple(c)	2.21x	1.91x

(a)
Includes rural housing loans sourced through brokers and correspondents, which are underwritten and closed with pre-funding loan approval from the U.S. Department of Agriculture Rural Development, which acts as the guarantor in the transaction.

(b)	Firmwide mortgage origination volume was $55.1 billion and $40.5 billion for the three months ended March 31, 2013 and 2012, respectively.

(c)
Represents the ratio of MSR net carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

Real Estate Portfolios
Selected metrics
	As of or for the three months ended March 31,
(in millions)	2013	2012	Change
Loans, excluding PCI
Period-end loans owned:
Home equity	$64,798	$75,207	(14)%
Prime mortgage, including option ARMs	41,997	43,152	(3)
Subprime mortgage	8,003	9,289	(14)
Other	604	692	(13)
Total period-end loans owned	$115,402	$128,340	(10)
Average loans owned:
Home equity	$66,133	$76,600	(14)
Prime mortgage, including option ARMs	41,808	43,701	(4)
Subprime mortgage	8,140	9,485	(14)
Other	619	707	(12)
Total average loans owned	$116,700	$130,493	(11)
PCI loans
Period-end loans owned:
Home equity	$20,525	$22,305	(8)
Prime mortgage	13,366	14,781	(10)
Subprime mortgage	4,561	4,870	(6)
Option ARMs	19,985	22,105	(10)
Total period-end loans owned	$58,437	$64,061	(9)
Average loans owned:
Home equity	$20,745	$22,488	(8)
Prime mortgage	13,524	14,975	(10)
Subprime mortgage	4,589	4,914	(7)
Option ARMs	20,227	22,395	(10)
Total average loans owned	$59,085	$64,772	(9)
Total Real Estate Portfolios
Period-end loans owned:
Home equity	$85,323	$97,512	(13)
Prime mortgage, including option ARMs	75,348	80,038	(6)
Subprime mortgage	12,564	14,159	(11)
Other	604	692	(13)
Total period-end loans owned	$173,839	$192,401	(10)
Average loans owned:
Home equity	$86,878	$99,088	(12)
Prime mortgage, including option ARMs	75,559	81,071	(7)
Subprime mortgage	12,729	14,399	(12)
Other	619	707	(12)
Total average loans owned	$175,785	$195,265	(10)
Average assets	$166,373	$182,254	(9)
Home equity origination volume	402	312	29%

Credit data and quality statistics
	As of or for the three months ended March 31,
(in millions, except ratios)	2013	2012	Change
Net charge-offs, excluding PCI loans
Home equity	$333	$542	(39)%
Prime mortgage, including option ARMs	44	131	(66)
Subprime mortgage	67	130	(48)
Other	4	5	(20)
Total net charge-offs, excluding PCI loans	$448	$808	(45)
Net charge-off rate, excluding PCI loans:
Home equity	2.04%	2.85%
Prime mortgage, including option ARMs	0.43	1.21
Subprime mortgage	3.34	5.51
Other	2.62	2.84
Total net charge-off rate, excluding PCI loans	1.56	2.49
Net charge-off rate – reported:
Home equity	1.55%	2.20%
Prime mortgage, including option ARMs	0.24	0.65
Subprime mortgage	2.13	3.63
Other	2.62	2.84
Total net charge-off rate – reported	1.03	1.66
30+ day delinquency rate, excluding PCI loans(a)	4.61%	5.32%
Allowance for loan losses, excluding PCI loans	$4,218	$7,718	(45)
Allowance for PCI loans	5,711	5,711	—
Allowance for loan losses	$9,929	$13,429	(26)
Nonperforming assets(b)(c)	8,349	7,738	8%
Allowance for loan losses to period-end loans retained	5.71%	6.98%
Allowance for loan losses to period-end loans retained, excluding PCI loans	3.66	6.01

(a)	The delinquency rate for PCI loans was 19.26% and 21.72% at March 31, 2013 and 2012, respectively.

(b)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(c)	Beginning September 30, 2012, nonperforming assets included Chapter 7 loans.

Card, Merchant Services & Auto

Selected financial statement data
	Three months ended March 31,
(in millions, except ratios)	2013	2012	Change
Revenue
Card income	$1,013	$948	7%
All other income	245	303	(19)
Noninterest revenue	1,258	1,251	1
Net interest income	3,462	3,463	—
Total net revenue	4,720	4,714	—

Provision for credit losses	686	738	(7)

Noninterest expense	1,943	2,029	(4)
Income before income tax expense	2,091	1,947	7
Net income	$1,272	$1,183	8

Return on common equity	33%	29%
Overhead ratio	41	43
Equity (period-end and average)	$15,500	$16,500	(6)%
Quarterly results
Card, Merchant Services & Auto net income was $1.3 billion, an increase of $89 million, or 8%, compared with the prior year, driven by lower noninterest expense.
Net revenue was $4.7 billion, flat compared with the prior year. Net interest income was $3.5 billion, flat compared with the prior year. The impact of lower average credit card loan balances was offset by lower revenue reversals associated with lower net charge-offs in credit card. Noninterest revenue was $1.3 billion, relatively flat compared with the prior year. The current quarter reflected higher net interchange and merchant servicing revenue; the prior year included a gain on an investment security.
The provision for credit losses was $686 million, compared with $738 million in the prior year. The current-quarter provision reflected lower net charge-offs and a $500 million reduction in the allowance for loan losses due to lower estimated losses reflecting improved delinquency trends. The prior-year provision included a $750 million reduction in the allowance for loan losses. The Credit Card net charge-off rate1 was 3.55%, down from 4.37% in the prior year; and the 30+ day delinquency rate1 was 1.94%, down from 2.55% in the prior year and 2.10% at December 31, 2012. The Auto net charge-off rate was 0.32%, up from 0.28% in the prior year.
Noninterest expense was $1.9 billion, a decrease of $86 million, or 4%, from the prior year, driven by an expense recorded in the prior year related to a non-core product.

1 The net charge-off and 30+ day delinquency rates presented for credit card loans, which include loans held-for-sale, are non-GAAP financial measures. Management uses this as an additional measure to assess the performance of the portfolio.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios and where otherwise noted)	2013	2012	Change
Selected balance sheet data (period-end)
Loans:
Credit Card	$121,865	$125,331	(3)%
Auto	50,552	48,245	5
Student	11,323	13,162	(14)
Total loans	$183,740	$186,738	(2)
Selected balance sheet data (average)
Total assets	$196,634	$199,449	(1)
Loans:
Credit Card	123,564	127,616	(3)
Auto	50,045	47,704	5
Student	11,459	13,348	(14)
Total loans	$185,068	$188,668	(2)
Business metrics
Credit Card, excluding Commercial Card
Sales volume (in billions)	$94.7	$86.9	9
New accounts opened	1.7	1.7	—
Open accounts	64.7	64.2	1
Accounts with sales activity	29.4	29.0	1
% of accounts acquired online	52%	46%
Merchant Services (Chase Paymentech Solutions)
Merchant processing volume (in billions)	$175.8	$152.8	15
Total transactions (in billions)	8.3	6.8	22
Auto & Student
Origination volume (in billions)
Auto	$6.5	$5.8	12
Student	0.1	0.1	—%

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios)	2013	2012	Change
Credit data and quality statistics
Net charge-offs:
Credit Card	$1,082	$1,386	(22)%
Auto	40	33	21
Student	64	69	(7)
Total net charge-offs	$1,186	$1,488	(20)
Net charge-off rate:
Credit Card(a)	3.55%	4.40%
Auto	0.32	0.28
Student	2.27	2.08
Total net charge-off rate	2.60	3.19
Delinquency rates
30+ day delinquency rate:
Credit Card(b)	1.94	2.56
Auto	0.92	0.79
Student(c)	2.06	2.06
Total 30+ day delinquency rate	1.67	2.07
90+ day delinquency rate – Credit Card(b)	0.97	1.37
Nonperforming assets(d)(e)	$251	$242	4
Allowance for loan losses:
Credit Card	$4,998	$6,251	(20)
Auto & Student	954	1,010	(6)
Total allowance for loan losses	$5,952	$7,261	(18)%
Allowance for loan losses to period-end loans:
Credit Card(b)	4.10%	5.02%
Auto & Student	1.54	1.64
Total allowance for loan losses to period-end loans	3.24	3.91

(a)
Average credit card loans included loans held-for-sale of $821 million for the three months ended March 31, 2012. This amount is excluded when calculating the net charge-off rate. There were no loans held-for-sale for the three months ended March 31, 2013.

(b)
Period-end credit card loans included loans held-for-sale of $856 million at March 31, 2012. This amount is excluded when calculating delinquency rates and the allowance for loan losses to period-end loans. No allowance for loan losses was recorded for these loans. There were no loans held-for-sale at March 31, 2013.

(c)
Excluded student loans insured by U.S. government agencies under the FFELP of $881 million and $1.0 billion at March 31, 2013 and 2012, respectively, that are 30 or more days past due. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(d)
Nonperforming assets excluded student loans insured by U.S. government agencies under the FFELP of $523 million and $586 million at March 31, 2013 and 2012, respectively, that are 90 or more days past due. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(e)	Beginning September 30, 2012, nonperforming assets included Chapter 7 loans.

Card Services supplemental information
	Three months ended March 31,
(in millions, except ratios)	2013	2012	Change
Revenue
Noninterest revenue	$938	$949	(1)%
Net interest income	2,970	2,928	1
Total net revenue	3,908	3,877	1

Provision for credit losses	582	636	(8)

Noninterest expense	1,500	1,636	(8)
Income before income tax expense	1,826	1,605	14
Net income	$1,114	$979	14%

Percentage of average loans:
Noninterest revenue	3.08%	2.99%
Net interest income	9.75	9.23
Total net revenue	12.83	12.22

CORPORATE & INVESTMENT BANK

For a discussion of the business profile on CIB, see pages 92–95 of JPMorgan Chase’s 2012 Annual Report and the Introduction on page 4 of this Form 10-Q.
CIB provides several non-GAAP financial measures which exclude the impact of DVA on: net revenue, net income, compensation ratio, and return on equity. The ratio for the allowance for loan losses to end-of-period loans is calculated excluding the impact of consolidated Firm-administered multi-seller conduits and trade finance, to provide a more meaningful assessment of CIB’s allowance coverage ratio. These measures are used by management to assess the underlying performance of the business and for comparability with peers.

Selected income statement data
	Three months ended March 31,
(in millions)	2013	2012	Change
Revenue
Investment banking fees	$1,433	$1,375	4%
Principal transactions(a)	3,961	3,211	23
Lending- and deposit-related fees	473	475	—
Asset management, administration and commissions	1,167	1,219	(4)
All other income	323	208	55
Noninterest revenue	7,357	6,488	13
Net interest income	2,783	2,850	(2)
Total net revenue(b)	10,140	9,338	9

Provision for credit losses	11	(3)	NM

Noninterest expense
Compensation expense	3,376	3,623	(7)
Noncompensation expense	2,735	2,588	6
Total noninterest expense	6,111	6,211	(2)
Income before income tax expense	4,018	3,130	28
Income tax expense	1,408	1,097	28
Net income	$2,610	$2,033	28%

(a)
Includes DVA on structured notes and derivative liabilities measured at fair value. DVA gains/(losses) were $126 million and $(907) million for the three months ended March 31, 2013 and 2012, respectively.

(b)
Included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments, as well as tax-exempt income from municipal bond investments of $529 million and $509 million for the three months ended March 31, 2013 and 2012, respectively.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2013	2012	Change
Financial ratios
Return on common equity(a)	19%	17%
Overhead ratio	60	67
Compensation expense as a percentage of total net revenue(b)	33	39
Revenue by business
Advisory	$255	$281	(9)%
Equity underwriting	273	276	(1)
Debt underwriting	905	818	11
Total investment banking fees	1,433	1,375	4
Treasury Services	1,044	1,052	(1)
Lending	498	222	124
Total Banking	2,975	2,649	12
Fixed Income Markets(c)	4,752	5,016	(5)
Equity Markets	1,340	1,424	(6)
Securities Services	974	962	1
Credit Adjustments & Other(d)(e)	99	(713)	NM
Total Markets & Investor Services	7,165	6,689	7
Total net revenue	$10,140	$9,338	9%

(a)	Return on equity excluding DVA, a non-GAAP financial measure, was 18% and 22% for the three months ended March 31, 2013 and 2012, respectively.

(b)	Compensation expense as a percentage of total net revenue excluding DVA, a non-GAAP financial measure, was 34% and 35% for the three months ended March 31, 2013 and 2012, respectively.

(c)	Includes results of the synthetic credit portfolio that was transferred from the CIO effective July 2, 2012.

(d)
Primarily includes credit portfolio credit valuation adjustments (“CVA”) net of associated hedging activities; DVA on structured notes and derivative liabilities; and nonperforming derivative receivable results.

(e)
Includes DVA on structured notes and derivative liabilities measured at fair value. DVA gains/(losses) were $126 million and $(907) million for the three months ended March 31, 2013 and 2012, respectively.

Quarterly results
Net income was $2.6 billion, up 28% compared with the prior year. These results reflected higher net revenue and lower noninterest expense. Net revenue was $10.1 billion, compared with $9.3 billion in the prior year. Net revenue included a $126 million gain from DVA on structured notes and derivative liabilities resulting from the widening of the Firm’s credit spreads; the prior year included a loss from DVA of $907 million. Excluding the impact of DVA, net income was $2.5 billion and net revenue was $10.0 billion, both down 2% from the prior year.
Banking revenue was $3.0 billion, compared with $2.6 billion in the prior year. Investment banking fees were $1.4 billion (up 4%), driven by higher debt underwriting fees totaling $905 million (up 11%), partially offset by lower advisory fees of $255 million (down 9%); equity underwriting fees were $273 million, flat compared with the prior year. CIB achieved record bond underwriting fees during the quarter, on industry-wide high-yield bond issuance that was also at record quarterly levels. Advisory fees were lower compared to prior year; however, the Firm was ranked #1 in Global Announced M&A for the first quarter of 2013 with a 30% market share, according to Dealogic. Treasury Services revenue was $1.0 billion, flat compared with the prior year. Lending revenue was $498 million, compared with $222 million in the prior year. The increase was driven by gains on securities received from restructured loans and higher net interest income on retained loans.
Markets & Investor Services revenue was $7.2 billion, up 7% from the prior year. Fixed Income and Equity Markets combined revenue was $6.1 billion, down 5% from the prior year, reflecting solid client revenue, but lower rates product revenue compared with a particularly strong prior year. Equity derivatives activity within was seasonally strong and Securities Services revenue was $974 million, flat from the prior year. While a portion of Securities Services revenue reflects the depositary receipts business, the custody portion of the business has grown in line with assets under custody of $19.3 trillion, which were up 8% compared with the prior year. Credit Adjustments & Other revenue was $99 million, compared with a loss of $713 million in the prior year; both periods were driven by the impact of DVA. For information on CIB’s commodities activities, see Note 6 and Note 10 on pages 120 and 122, respectively, of this Form 10-Q.
The provision for credit losses was $11 million, compared with a benefit in the prior year of $3 million. CIB continues to experience stable trends in the credit portfolio with low levels of nonaccrual loans and charge-offs. The ratio of the allowance for loan losses to end-of-period loans retained was 1.11%, compared with 1.34% in the prior year. Excluding the impact of the consolidation of Firm administered multi-seller conduits and trade finance loans, the ratio of the allowance for loan losses to end-of-period loans retained was 2.17%, compared with 2.93% in the prior year.
Noninterest expense was $6.1 billion, down 2% from the prior year, driven by lower compensation expense and lower noncompensation expense related to efficiency initiatives, largely offset by higher litigation expense. The compensation ratio for the current quarter, excluding the impact of DVA, was 34% and 35% for the three months ended March 31, 2013 and 2012, respectively.
Return on equity was 19% on $56.5 billion of average allocated capital.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2013	2012	Change
Selected balance sheet data (period-end)
Assets	$872,259	$879,691	(1)%
Loans:
Loans retained(a)	112,005	108,287	3
Loans held-for-sale and loans at fair value	5,506	5,550	(1)
Total loans	117,511	113,837	3
Equity	56,500	47,500	19
Selected balance sheet data (average)
Assets	$870,467	$854,128	2
Trading assets-debt and equity instruments	342,323	315,176	9
Trading assets-derivative receivables	71,111	76,220	(7)
Loans:
Loans retained(a)	106,793	107,148	—
Loans held-for-sale and loans at fair value	5,254	2,867	83
Total loans	112,047	110,015	2
Equity	56,500	47,500	19

Headcount	51,634	53,039	(3)%

(a)	Loans retained includes credit portfolio loans, trade finance loans, other held-for-investment loans and overdrafts.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios and where otherwise noted)	2013	2012	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$19	$(35)	NM
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)(b)	340	700	(51)%
Nonaccrual loans held-for-sale and loans at fair value	104	182	(43)
Total nonaccrual loans	444	882	(50)
Derivative receivables	412	317	30
Assets acquired in loan satisfactions	55	79	(30)
Total nonperforming assets	911	1,278	(29)
Allowance for credit losses:
Allowance for loan losses	1,246	1,455	(14)
Allowance for lending-related commitments	521	544	(4)
Total allowance for credit losses	1,767	1,999	(12)
Net charge-off/(recovery) rate(a)	0.07%	(0.13)%
Allowance for loan losses to period-end loans retained(a)	1.11	1.34
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(c)	2.17	2.93
Allowance for loan losses to nonaccrual loans retained(a)(b)	366	208
Nonaccrual loans to total period-end loans	0.38	0.77
Business metrics
Assets under custody (“AUC”) by asset class (period-end) in billions:
Fixed Income	$11,730	$11,332	4
Equity	6,007	5,365	12
Other(d)	1,557	1,171	33
Total AUC	$19,294	$17,868	8
Client deposits and other third party liabilities (average)	$357,262	$356,964	—
Trade finance loans (period-end)	38,985	35,692	9%

(a)	Loans retained includes credit portfolio loans, trade finance loans, other held-for-investment loans and overdrafts.

(b)	Allowance for loan losses of $73 million and $226 million were held against these nonaccrual loans at March 31, 2013 and 2012, respectively.

(c)
Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, as a more relevant metric to reflect the allowance coverage of the retained lending portfolio.

(d)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

Market shares and rankings(a)
	Three months ended March 31, 2013		Full-year 2012
	Market Share	Rankings	Market Share	Rankings
Global investment banking fees(b)	8.0%	#1	7.5%	#1
Debt, equity and equity-related
Global	7.6	1	7.2	1
U.S.	11.4	1	11.5	1
Syndicated loans
Global	9.8	1	9.6	1
U.S.	17.4	1	17.6	1
Long-term debt(c)
Global	7.7	1	7.1	1
U.S.	12.3	1	11.6	1
Equity and equity-related
Global(d)(e)	6.1	6	7.8	4
U.S.	9.1	6	10.4	5
Announced M&A(f)
Global	30.3	1	18.5	2
U.S.	43.8	1	21.6	2

(a)
Source: Dealogic. Global Investment Banking fees reflects the ranking of fees and market share. The remaining rankings reflects transaction volume and market share. Global announced M&A is based on transaction value at announcement; because of joint M&A assignments, M&A market share of all participants will add up to more than 100%. All other transaction volume-based rankings are based on proceeds, with full credit to each book manager/equal if joint.

(b)	Global investment banking fees rankings exclude money market, short-term debt and shelf deals.

(c)
Long-term debt rankings include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities (“ABS”) and mortgage-backed securities; and exclude money market, short-term debt, and U.S. municipal securities.

(d)	Global equity and equity-related ranking includes rights offerings and Chinese A-Shares.

(e)	Excluding block trades in North America as well as block trades and accelerated book build follow-on offerings outside North America, JPM would rank #2 in Global Equity & Equity-related volumes.

(f)	Announced M&A reflects the removal of any withdrawn transactions. U.S. announced M&A represents any U.S. involvement ranking.

International metrics
	As of or for the period ended March 31,
(in millions)	2013	2012	Change
Total net revenue(a)
Europe/Middle East/Africa	$3,383	$3,050	11%
Asia/Pacific	1,165	1,110	5
Latin America/Caribbean	400	420	(5)
Total international net revenue	4,948	4,580	8
North America	5,192	4,758	9
Total net revenue	$10,140	$9,338	9

Loans (period-end)(a)
Europe/Middle East/Africa	$33,674	$29,337	15
Asia/Pacific	29,908	26,637	12
Latin America/Caribbean	10,308	9,936	4
Total international loans	73,890	65,910	12
North America	38,115	42,377	(10)
Total loans	$112,005	$108,287	3

Client deposits and other third-party liabilities (average)(a)
Europe/Middle East/Africa	$134,339	$127,794	5
Asia/Pacific	51,996	50,197	4
Latin America/Caribbean	12,180	11,852	3
Total international	$198,515	$189,843	5
North America	158,747	167,121	(5)
Total client deposits and other third-party liabilities	$357,262	$356,964	—

AUC (period-end) (in billions)(a)
North America	$10,788	$9,998	8
All other regions	8,506	7,870	8
Total AUC	$19,294	$17,868	8%

(a)
Total net revenue is based primarily on the domicile of the client or location of the trading desk, as applicable. Loans outstanding (excluding loans held-for-sale and loans carried at fair value), client deposits and other third-party liabilities, and AUC are based predominantly on the domicile of the client.

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 96–98 of JPMorgan Chase’s 2012 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2013	2012	Change
Revenue
Lending- and deposit-related fees	$259	$276	(6)%
Asset management, administration and commissions	32	36	(11)
All other income(a)	244	245	—
Noninterest revenue	535	557	(4)
Net interest income	1,138	1,100	3
Total net revenue(b)	1,673	1,657	1
Provision for credit losses	39	77	(49)
Noninterest expense
Compensation expense(c)	289	256	13
Noncompensation expense(c)	348	335	4
Amortization of intangibles	7	7	—
Total noninterest expense	644	598	8
Income before income tax expense	990	982	1
Income tax expense	394	391	1
Net income	$596	$591	1
Revenue by product
Lending	$924	$892	4
Treasury services	605	602	—
Investment banking	118	120	(2)
Other	26	43	(40)
Total Commercial Banking net revenue	$1,673	$1,657	1

Investment banking revenue, gross(d)	$341	$339	1

Revenue by client segment
Middle Market Banking(e)	$753	$731	3
Corporate Client Banking(e)	433	431	—
Commercial Term Lending	291	293	(1)
Real Estate Banking	112	105	7
Other	84	97	(13)
Total Commercial Banking net revenue	$1,673	$1,657	1%
Financial ratios
Return on common equity	18%	25%
Overhead ratio	38	36

(a)	CB client revenue from investment banking products and commercial card transactions is included in all other income.

(b)
Total net revenue included tax-equivalent adjustments, from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income from municipal bond activity of $93 million and $94 million for the three months ended March 31, 2013 and 2012, respectively.

(c)	Effective July 1, 2012, certain Treasury Services product sales staff supporting CB were transferred from CIB to CB. As a result, compensation expense for these sales staff is now reflected in CB’s compensation expense rather than as an allocation from CIB in noncompensation expense. CB’s and CIB’s previously reported headcount, compensation expense and noncompensation expense have been revised to reflect this transfer.

(d)	Represents the total revenue related to investment banking products sold to CB clients.

(e)
Effective January 1, 2013, the financial results of financial institution clients were transferred to Corporate Client Banking from Middle Market Banking. Prior periods were revised to conform with this presentation.

Quarterly results
Net income was $596 million, flat compared with the prior year, reflecting a lower provision for credit losses and an increase in net revenue, predominantly offset by higher noninterest expense.
Net revenue was $1.7 billion, an increase of $16 million, essentially flat compared with the prior year. Net interest income was $1.1 billion, an increase of $38 million, or 3%, driven by growth in loan balances, partially offset by lower purchase discounts recognized on loan repayments and spread compression on loan products. Noninterest revenue was $535 million, down $22 million, or 4%, driven by lower community development investment-related revenue and lower lending-related fees.
Revenue from Middle Market Banking was $753 million, an increase of $22 million, or 3%, from the prior year. Revenue from Corporate Client Banking was $433 million, flat compared with the prior year. Revenue from Commercial Term Lending was $291 million, flat compared with the prior year. Revenue from Real Estate Banking was $112 million, an increase of $7 million, or 7%, from the prior year.
The provision for credit losses was $39 million, compared with $77 million in the prior year. Net recoveries were $7 million (0.02% net recovery rate), compared with net charge-offs of $12 million (0.04% net charge-off rate) in the prior year. The allowance for loan losses to period-end loans retained was 2.05%, down from 2.32% in the prior year. Nonaccrual loans were $669 million, down $335 million, or 33%, from the prior year due to repayments, charge-offs and loan sales.
Noninterest expense was $644 million, an increase of $46 million, or 8%, from the prior year, reflecting higher headcount-related expense driven by expansion, portfolio growth and regulatory-related initiatives; and increased operating expense for Commercial Card.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount and ratios)	2013	2012	Change
Selected balance sheet data (period-end)
Total assets	$184,689	$161,741	14%
Loans:
Loans retained(a)	129,534	114,969	13
Loans held-for-sale and loans at fair value	851	878	(3)
Total loans	$130,385	$115,847	13
Equity	13,500	9,500	42

Period-end loans by client segment
Middle Market Banking(b)	$52,296	$45,826	14
Corporate Client Banking(b)	20,962	17,884	17
Commercial Term Lending	44,374	39,314	13
Real Estate Banking	9,003	8,763	3
Other	3,750	4,060	(8)
Total Commercial Banking loans	$130,385	$115,847	13

Selected balance sheet data (average)
Total assets	$182,620	$161,074	13
Loans:
Loans retained(a)	128,490	112,879	14
Loans held-for-sale and loans at fair value	800	881	(9)
Total loans	$129,290	$113,760	14
Client deposits and other third-party liabilities	195,968	200,178	(2)
Equity	13,500	9,500	42
Average loans by client segment
Middle Market Banking(b)	$52,013	$44,831	16
Corporate Client Banking(b)	21,061	17,730	19
Commercial Term Lending	43,845	38,848	13
Real Estate Banking	8,677	8,341	4
Other	3,694	4,010	(8)
Total Commercial Banking loans	$129,290	$113,760	14

Headcount(c)(d)	6,511	5,866	11%

	As of or for the three months ended March 31,
(in millions, except ratios)	2013	2012	Change
Credit data and quality statistics
Net (recoveries)/charge-offs	$(7)	$12	NM
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(e)	643	972	(34)%
Nonaccrual loans held-for-sale and loans held at fair value	26	32	(19)
Total nonaccrual loans	669	1,004	(33)
Assets acquired in loan satisfactions	12	60	(80)
Total nonperforming assets	681	1,064	(36)
Allowance for credit losses:
Allowance for loan losses	2,656	2,662	—
Allowance for lending-related commitments	183	194	(6)
Total allowance for credit losses	2,839	2,856	(1)%
Net (recovery)/charge-off rate(f)	(0.02)%	0.04%
Allowance for loan losses to period-end loans retained	2.05	2.32
Allowance for loan losses to nonaccrual loans retained(e)	413	274
Nonaccrual loans to total period-end loans	0.51	0.87

(a)
Effective January 1, 2013, whole loan financing agreements, previously reported as other assets, were reclassified as loans. For the quarter ended March 31, 2013, the impact on period-end loans and average loans was $1.7 billion and $1.6 billion, respectively.

(b)
Effective January 1, 2013, the financial results of financial institution clients were transferred to Corporate Client Banking from Middle Market Banking. Prior periods were revised to conform with this presentation.

(c)
Effective July 1, 2012, certain Treasury Services product sales staff supporting CB were transferred from CIB to CB. For further discussion of this transfer, see footnote (c) on page 29 of this Form 10-Q.

(d)	Effective January 1, 2013, headcount includes transfers from other business segments largely related to operations, technology and other support staff.

(e)	Allowance for loan losses of $99 million and $163 million was held against nonaccrual loans retained at March 31, 2013 and 2012, respectively.

(f)	Loans held-for-sale and loans at fair value were excluded when calculating the net (recovery)/charge-off rate.

ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 99–101 of JPMorgan Chase’s 2012 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2013	2012	Change
Revenue
Asset management, administration and commissions	$1,883	$1,621	16%
All other income	211	266	(21)
Noninterest revenue	2,094	1,887	11
Net interest income	559	483	16
Total net revenue	2,653	2,370	12

Provision for credit losses	21	19	11

Noninterest expense
Compensation expense	1,170	1,120	4
Noncompensation expense	684	586	17
Amortization of intangibles	22	23	(4)
Total noninterest expense	1,876	1,729	9
Income before income tax expense	756	622	22
Income tax expense	269	236	14
Net income	$487	$386	26
Revenue by client segment
Private Banking	$1,446	$1,279	13
Institutional	589	557	6
Retail	618	534	16
Total net revenue	$2,653	$2,370	12%
Financial ratios
Return on common equity	22%	22%
Overhead ratio	71	73
Pretax margin ratio	29	26
Quarterly results
Net income was $487 million, an increase of $101 million, or 26%, from the prior year. These results reflect higher net revenue, largely offset by higher noninterest expense.
Net revenue was $2.7 billion, an increase of $283 million, or 12%, from the prior year. Noninterest revenue was $2.1 billion, up $207 million, or 11%, from the prior year, due to net client inflows, higher performance fees and the effect of higher market levels. Net interest income was $559 million, up $76 million, or 16%, due to higher loan and deposit balances.
Revenue from Private Banking was $1.4 billion, up 13% from the prior year, primarily driven by higher loan and deposit balances and higher placement fees. Revenue from Retail was $618 million, up 16%. Revenue from Institutional was $589 million, up 6%.
The provision for credit losses was $21 million, compared with $19 million in the prior year.

Noninterest expense was $1.9 billion, an increase of $147 million, or 9%, from the prior year, primarily due to higher headcount-related expense driven by continued front office expansion efforts and higher performance-based compensation.

Selected metrics	As of or for the three months ended March 31,
(in millions, except headcount, ranking data and where otherwise noted)	2013	2012	Change
Number of:
Client advisors	2,797	2,832	(1)%
Retirement planning services participants (in thousands)	2,008	1,926	4
% of customer assets in 4 & 5 Star Funds(a)	51%	42%
% of AUM in 1st and 2nd quartiles:(b)
1 year	70	64
3 years	74	74
5 years	75	76
Selected balance sheet data (period-end)
Total assets	$109,734	$96,385	14
Loans(c)	81,403	64,335	27
Equity	9,000	7,000	29
Selected balance sheet data (average)
Total assets	$107,911	$89,582	20
Loans	80,002	59,311	35
Deposits	139,441	127,534	9
Equity	9,000	7,000	29

Headcount	18,604	17,822	4%

(a)	Derived from Morningstar for the U.S., the U.K., Luxembourg, France, Hong Kong and Taiwan; and Nomura for Japan.

(b)	Quartile ranking sourced from: Lipper for the U.S. and Taiwan; Morningstar for the U.K., Luxembourg, France and Hong Kong; and Nomura for Japan.

(c)
Included $12.7 billion and $4.5 billion of prime mortgage loans reported in the Consumer, excluding credit card, loan portfolio at March 31, 2013 and 2012, respectively. Excluded $5.6 billion and $11.4 billion of prime mortgage loans reported in the CIO portfolio within the Corporate/Private Equity segment at March 31, 2013 and 2012, respectively.

Selected metrics	As of or for the three months ended March 31,
(in millions, except ratios)	2013	2012	Change
Credit data and quality statistics
Net charge-offs	$23	$27	(15)%
Nonaccrual loans	259	263	(2)
Allowance for credit losses:
Allowance for loan losses	249	209	19
Allowance for lending-related commitments	5	5	—
Total allowance for credit losses	254	214	19%
Net charge-off rate	0.12%	0.18%
Allowance for loan losses to period-end loans	0.31	0.32
Allowance for loan losses to nonaccrual loans	96	79
Nonaccrual loans to period-end loans	0.32	0.41
Assets under supervision
Assets under supervision were a record $2.2 trillion, an increase of $158 billion, or 8%, from the prior year. Assets under management were a record $1.5 trillion, an increase of $101 billion, or 7%, due to net inflows to long-term products and the effect of higher market levels, partially offset by net outflows from liquidity products. Custody, brokerage, administration and deposit balances were $688 billion, up $57 billion, or 9%, due to the effect of higher market levels and custody and brokerage inflows.

Assets under supervision	March 31,
(in billions)	2013	2012	Change
Assets by asset class
Liquidity	$470	$492	(4)%
Fixed income	390	355	10
Equity and multi-asset	504	417	21
Alternatives	119	118	1
Total assets under management	1,483	1,382	7
Custody/brokerage/administration/deposits	688	631	9
Total assets under supervision	$2,171	$2,013	8
Assets by client segment
Private Banking	$339	$303	12
Institutional	749	732	2
Retail	395	347	14
Total assets under management	$1,483	$1,382	7
Private Banking	$909	$830	10
Institutional	749	732	2
Retail	513	451	14
Total assets under supervision	$2,171	$2,013	8
Mutual fund assets by asset class
Liquidity	$400	$434	(8)
Fixed income	142	116	22
Equity and multi-asset	207	167	24
Alternatives	5	8	(38)
Total mutual fund assets	$754	$725	4%

	Three months ended March 31,
(in billions)	2013	2012
Assets under management rollforward
Beginning balance	$1,426	$1,336
Net asset flows:
Liquidity	(3)	(25)
Fixed income	6	11
Equity, multi-asset and alternatives	25	6
Market/performance/other impacts	29	54
Ending balance, March 31	$1,483	$1,382
Assets under supervision rollforward
Beginning balance	$2,095	$1,921
Net asset flows	20	8
Market/performance/other impacts	56	84
Ending balance, March 31	$2,171	$2,013

International metrics	As of or for the three months ended March 31,
(in billions, except where otherwise noted)	2013	2012	Change
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$437	$405	8%
Asia/Pacific	277	236	17
Latin America/Caribbean	206	175	18
North America	1,733	1,554	12
Total net revenue	$2,653	$2,370	12
Assets under management
Europe/Middle East/Africa	$270	$282	(4)
Asia/Pacific	123	112	10
Latin America/Caribbean	39	41	(5)
North America	1,051	947	11
Total assets under management	$1,483	$1,382	7
Assets under supervision
Europe/Middle East/Africa	$328	$339	(3)
Asia/Pacific	170	152	12
Latin America/Caribbean	106	101	5
North America	1,567	1,421	10
Total assets under supervision	$2,171	$2,013	8%
(a) Regional revenue is based on the domicile of the client.

CORPORATE/PRIVATE EQUITY
For a discussion of Corporate/Private Equity, see pages 102–104 of JPMorgan Chase’s 2012 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
	As of or for the three months ended March 31,
(in millions, except headcount)	2013	2012		Change
Revenue
Principal transactions	$(262)	$(547)		52%
Securities gains	509	449		13
All other income	114	1,111	(d)	(90)
Noninterest revenue	361	1,013		(64)
Net interest income	(594)	16		NM
Total net revenue(a)	(233)	1,029		NM

Provision for credit losses	(3)	(9)		67

Noninterest expense
Compensation expense(b)	573	795		(28)
Noncompensation expense(b)(c)	642	3,284		(80)
Subtotal	1,215	4,079		(70)
Net expense allocated to other businesses(b)	(1,213)	(1,310)		7
Total noninterest expense	2	2,769		(100)
Income/(loss) before income tax expense/(benefit)	(232)	(1,731)		87
Income tax expense/(benefit)	(482)	(709)		32
Net income/(loss)	$250	$(1,022)		NM
Total net revenue
Private equity	$(276)	$254		NM
Treasury and CIO	113	(233)		NM
Other Corporate	(70)	1,008		NM
Total net revenue	$(233)	$1,029		NM
Net income/(loss)
Private equity	$(182)	$134		NM
Treasury and CIO	24	(227)		NM
Other Corporate	408	(929)		NM
Total net income/(loss)	$250	$(1,022)		NM
Total assets (period-end)	$763,765	$713,263		7
Headcount(b)	18,026	21,472		(16)%

(a)
Included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $103 million and $99 million for the three months ended March 31, 2013 and 2012, respectively.

(b)
Effective January 1, 2013, certain technology and operations functions and staff were transferred to CCB; this transfer reduced compensations expense, noncompensation expense and headcount, and correspondingly, reduced the expense allocated to other businesses.

(c)	Included litigation expense of $2.5 billion for the three months ended March 31, 2012. Litigation expense for the three months ended March 31, 2013 was not material.

(d)	Included a $1.1 billion benefit from the Washington Mutual bankruptcy settlement.

Quarterly results
Net income was $250 million, compared with a net loss of $1.0 billion in the prior year.
Private Equity reported a net loss of $182 million, compared with net income of $134 million in the prior year. Net revenue was a loss of $276 million, compared with net revenue of $254 million in the prior year, primarily due to net valuation losses on private investments.
Treasury and CIO reported net income of $24 million, compared with a net loss of $227 million in the prior year. Net revenue was $113 million, compared with a loss of $233 million in the prior year. The three months ended March 31, 2012 included $1.4 billion of losses on CIO’s synthetic credit portfolio. Net revenue included net securities gains of $503 million from sales of available-for-sale investment securities during the current quarter. Net interest income was a loss of $472 million due to low interest rates and limited reinvestment opportunities.
Other Corporate reported net income of $408 million in the first quarter, compared with a net loss of $929 million in the prior year. The current quarter included a benefit for tax adjustments. The prior-year noninterest revenue included a $1.1 billion benefit from the Washington Mutual bankruptcy settlement. The prior-year noninterest expense included $2.5 billion of additional litigation reserves.
Treasury and CIO overview
Treasury and CIO are predominantly responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, funding, capital and structural interest rate and foreign exchange risks. The risks managed by Treasury and CIO arise from the activities undertaken by the Firm’s four major reportable business segments to serve their respective client bases, which generate both on- and off-balance sheet assets and liabilities. For further discussion of Treasury and CIO, see page 103 of the Firm’s 2012 Annual Report.
CIO achieves the Firm’s asset-liability management objectives generally by investing in high-quality securities that are managed for the longer-term as part of the Firm’s AFS investment portfolio. CIO also uses derivatives, as well as securities that are not classified within the AFS portfolio, to meet the Firm’s asset-liability management objectives. For further information on derivatives, see Note 5 on pages 109–119 of this Form 10-Q.  For further information about securities not classified within the AFS portfolio, see Note 3 on pages 96–107 of this Form 10-Q. CIO’s AFS portfolio consists of U.S. and non-U.S. government securities, agency and non-agency mortgage-backed securities, other asset-backed securities and corporate and municipal debt securities. Treasury’s AFS portfolio consists of U.S. and non-U.S. government securities and corporate debt securities. At March 31, 2013, the total Treasury and CIO AFS portfolio was $360.2 billion; the average credit rating of the securities comprising the CIO and Treasury AFS portfolios was AA+ (based upon external ratings where available and where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). See Note 11 on pages 123–126 of this Form 10-Q for further information on the details of the Firm’s AFS portfolio.
For further information on liquidity and funding risk, see Liquidity Risk Management on pages 49–54 of this Form 10-Q. For information on interest rate, foreign exchange and other risks, and CIO VaR and the Firm’s nontrading interest rate-sensitive revenue at risk, see Market Risk Management on pages 77–80 of this Form 10-Q.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions)	2013	2012	Change
Securities gains	$503	$453	11%
Investment securities portfolio (average)	365,639	361,601	1
Investment securities portfolio (period-end)	360,230	374,588	(4)
Mortgage loans (average)	6,516	12,636	(48)
Mortgage loans (period-end)	5,914	11,819	(50)%

Private Equity Portfolio
Selected income statement and balance sheet data
	Three months ended March 31,
(in millions)	2013	2012	Change
Private equity gains/(losses)
Realized gains	$48	$66	(27)%
Unrealized gains/(losses)(a)	(327)	179	NM
Total direct investments	(279)	245	NM
Third-party fund investments	20	83	(76)
Total private equity gains/(losses)(b)	$(259)	$328	NM

(a)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(b)	Included in principal transactions revenue in the Consolidated Statements of Income.

Private equity portfolio information(a)
Direct investments
(in millions)	March 31, 2013	December 31, 2012	Change
Publicly held securities
Carrying value	$578	$578	—%
Cost	350	350	—
Quoted public value	578	578	—
Privately held direct securities
Carrying value	5,088	5,379	(5)
Cost	6,816	6,584	4
Third-party fund investments(b)
Carrying value	2,047	2,117	(3)
Cost	1,967	1,963	—
Total private equity portfolio
Carrying value	$7,713	$8,074	(4)
Cost	$9,133	$8,897	3%

(a)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 3 on pages 96–107 of this Form 10-Q.

(b)	Unfunded commitments to third-party private equity funds were $323 million and $370 million at March 31, 2013, and December 31, 2012, respectively.
The carrying value of the private equity portfolio at March 31, 2013, was $7.7 billion, down from $8.1 billion at December 31, 2012. The decrease in carrying value was predominantly driven by net valuation losses on private investments. The portfolio represented 4.9% of the Firm’s stockholders’ equity less goodwill at March 31, 2013, down from 5.2% at December 31, 2012.

INTERNATIONAL OPERATIONS
During the three months ended March 31, 2013, and 2012, the Firm recorded approximately $7.0 billion and $5.5 billion, respectively, of managed revenue derived from clients, customers and counterparties domiciled outside of North America. Of those amounts, approximately 69% and 61%, respectively, were derived from Europe/Middle East/Africa (“EMEA”); approximately 22% and 28%, respectively, from Asia/Pacific; and approximately 9% and 11%, respectively, from Latin America/Caribbean. For additional information regarding international operations, see Note 32 on page 326 of JPMorgan Chase’s 2012 Annual Report.
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

As of or for the three months ended March 31, (in millions, except headcount and where otherwise noted)	EMEA		Asia/Pacific		Latin America/Caribbean
	2013	2012	2013	2012	2013	2012
Revenue(a)	$4,838	$3,387	$1,509	$1,518	$616	$606
Countries of operation	33	33	17	16	9	9
Total headcount(b)	15,455	15,937	20,669	20,236	1,418	1,412
Front-office headcount	5,832	5,880	4,178	4,177	595	545
Significant clients(c)	1,011	934	485	477	165	152
Deposits (average)(d)	$177,517	$180,771	$56,442	$61,570	$5,346	$4,778
Loans (period-end)(e)	45,056	36,529	33,218	30,079	29,435	28,667
Assets under management (in billions)	270	282	123	112	39	41
Assets under supervision (in billions)	328	339	170	152	106	101
Assets under custody (in billions)	6,724	6,111	1,538	1,503	244	256
Note: International wholesale operations is comprised of CIB, AM, CB and Treasury and CIO.

(a)	Revenue is based predominantly on the domicile of the client, the location from which the client relationship is managed, or the location of the trading desk.

(b)	Total headcount includes all employees, including those in service centers, located in the region.

(c)	Significant clients are defined as companies with over $1 million in revenue over a trailing 12-month period in the region (excludes private banking clients).

(d)	Deposits are based on the location from which the client relationship is managed.

(e)	Loans outstanding are based predominantly on the domicile of the borrower and exclude loans held-for-sale and loans carried at fair value.

BALANCE SHEET ANALYSIS

Selected Consolidated Balance Sheets data
(in millions)	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$45,524	$53,723
Deposits with banks	257,635	121,814
Federal funds sold and securities purchased under resale agreements	218,343	296,296
Securities borrowed	114,058	119,017
Trading assets:
Debt and equity instruments	360,382	375,045
Derivative receivables	70,609	74,983
Securities	365,744	371,152
Loans	728,886	733,796
Allowance for loan losses	(20,780)	(21,936)
Loans, net of allowance for loan losses	708,106	711,860
Accrued interest and accounts receivable	74,208	60,933
Premises and equipment	14,541	14,519
Goodwill	48,067	48,175
Mortgage servicing rights	7,949	7,614
Other intangible assets	2,082	2,235
Other assets	102,101	101,775
Total assets	$2,389,349	$2,359,141
Liabilities
Deposits	$1,202,507	$1,193,593
Federal funds purchased and securities loaned or sold under repurchase agreements	248,245	240,103
Commercial paper	58,835	55,367
Other borrowed funds	27,200	26,636
Trading liabilities:
Debt and equity instruments	63,737	61,262
Derivative payables	61,989	70,656
Accounts payable and other liabilities	193,089	195,240
Beneficial interests issued by consolidated VIEs	58,300	63,191
Long-term debt	268,361	249,024
Total liabilities	2,182,263	2,155,072
Stockholders’ equity	207,086	204,069
Total liabilities and stockholders’ equity	$2,389,349	$2,359,141
Consolidated Balance Sheets overview
For a description of each of the significant line item captions on the Consolidated Balance Sheets, see pages 106–108 of JPMorgan Chase’s 2012 Annual Report.
JPMorgan Chase’s total assets and total liabilities increased 1% from December 31, 2012. The increase in total assets was due to higher deposits with banks, reflecting placement of the Firm’s excess funds with various central banks, primarily Federal Reserve Banks; the increase was offset partially by lower securities purchased under resale agreements, due primarily to a shift in the deployment of the Firm’s excess funds. The increase in total liabilities was related to higher long-term debt from net new issuances and higher deposits. The increase in stockholders’ equity was predominantly due to net income.
The following is a discussion of the significant changes in the specific line item captions on the Consolidated Balance Sheets from December 31, 2012.
Cash and due from banks and deposits with banks
The net increase reflected the placement of the Firm’s excess funds with various central banks, primarily Federal Reserve Banks. For additional information, refer to the Liquidity Risk Management discussion on pages 49–54 of this Form 10-Q.
Federal funds sold and securities purchased under resale agreements; and securities borrowed
The decrease in securities purchased under resale agreements and securities borrowed was due primarily to a shift in the deployment of the Firm’s excess cash by Treasury.
Trading assets and liabilities–debt and equity instruments
The decrease in trading assets was driven by client-driven market-making activity in CIB, which resulted in lower levels of equity securities and physical commodities partially offset by increase in debt instruments. For additional information, refer to Note 3 on pages 96–107 of this Form 10-Q.
Trading assets and liabilities–derivative receivables and payables
Derivative receivables decreased primarily due to the increase in interest rates and depreciation of certain currencies against the U.S. dollar. The changes resulted in reductions to interest rate and foreign exchange contracts. Decreases were partially offset by increased equity and credit derivative receivables.
Derivative payables decreased primarily due to the increase in interest rates and depreciation of certain currencies against the U.S. dollar. The changes resulted in reductions to interest rate and foreign exchange contracts. Decreases were partially offset by increased equity and credit derivative payables.
For additional information, refer to Derivative contracts on page 72, and Notes 3 and 5 on pages 96–107 and 109–119, respectively, of this Form 10-Q.

Securities
Securities decreased largely due to repositioning of the CIO AFS portfolio, which resulted in lower levels of non-U.S. residential mortgage-backed securities (“MBS”), corporate debt, asset-backed securities and obligations of U.S. states and municipalities; the decrease was partially offset by higher levels in non-U.S. government securities and U.S. government agency-issued MBS. For additional information related to securities, refer to the discussion in the Corporate/Private Equity segment on pages 33–34, and Notes 3 and 11 on pages 96–107 and 123–126, respectively, of this Form 10-Q.
Loans and allowance for loan losses
Loan balances decreased as a result of lower credit card loans, due to seasonality and higher repayment rates; and lower consumer excluding credit card loans, predominantly due to mortgage-related paydowns, portfolio run-off and net charge-offs. The decrease was partially offset by growth in wholesale loans, primarily in CIB and CB. The increase in wholesale loans was driven by activity across most of the Firm’s regions and businesses.
The allowance for loan losses decreased, predominantly related to a $1.2 billion reduction due to lower estimated losses reflecting improved delinquency trends in the residential real estate and credit card portfolios, and also the impact of improved home prices in the residential real estate portfolio.
For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Risk Management on pages 55–76, and Notes 3, 4, 13 and 14 on pages 96–107, 107–108, 129–149 and 150, respectively, of this Form 10-Q.
Accrued interest and accounts receivable
The increase in accrued interest and accounts receivable was due to a rise in margin loans balances driven by client activity, primarily in CIB, and the timing of merchant receivables payments related to CCB’s Card Services business.
Mortgage servicing rights
The increase in the MSR asset was due to originations and changes in market interest rates. This increase was partially offset by dispositions, amortization and other changes in valuation due to inputs and assumptions. For additional information on MSRs, see Note 16 on pages 158–161 of this Form 10-Q.

Deposits
The increase in deposits was due to growth in consumer deposits, partially offset by a decrease in deposit balances in the wholesale businesses. Consumer deposit balances increased from the combined effect of seasonal factors, such as tax refunds and bonus payments, and general growth in business volumes. The decrease in wholesale client balances was due to a decline in client balances, particularly in CB and AM, reflecting normalization of deposit levels from year-end seasonal inflows. For more information on deposits, refer to the CCB and AM segment discussions on pages 16–24 and 31–32, respectively; the Liquidity Risk Management discussion on pages 49–54; and Notes 3 and 17 on pages 96–107 and 162, respectively, of this Form 10-Q. For more information on wholesale client deposits, refer to the CB and CIB segment discussions on pages 29–30 and 25–28, respectively, of this Form 10-Q.
Federal funds purchased and securities loaned or sold under repurchase agreements
The increase was predominantly due to higher secured financing of the Firm’s assets and higher client financing activity. For additional information on the Firm’s Liquidity Risk Management, see pages 49–54 of this Form 10-Q.
Commercial paper and other borrowed funds
Commercial paper increased due to higher commercial paper issuance, partially offset by a decline in the volume of liability balances related to CIB’s liquidity management product. Other borrowed funds increased due to higher unsecured and secured short-term borrowings. For additional information on the Firm’s Liquidity Risk Management and other borrowed funds, see pages 49–54 of this Form 10-Q.
Beneficial interests issued by consolidated VIEs
Beneficial interests issued by consolidated VIEs decreased primarily due to credit card maturities, unwinds of municipal bond vehicles and a reduction in outstanding conduit commercial paper held by third parties, partially offset by new credit card issuances. For additional information on Firm-sponsored VIEs and loan securitization trusts, see Off–Balance Sheet Arrangements, and Note 15 on pages 151–158 of this Form 10-Q.
Long-term debt
Long-term debt increased, primarily due to net issuances of long-term borrowings. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 49–54 of this Form 10-Q.
Stockholders’ equity
Total stockholders’ equity increased, predominantly due to net income and issuance of preferred stock. The increase was partially offset by repurchases of common equity and the declaration of cash dividends on common and preferred stock.

OFF-BALANCE SHEET ARRANGEMENTS
JPMorgan Chase is involved with several types of off–balance sheet arrangements, including through nonconsolidated special-purpose entities (“SPEs”), which are a type of VIE, and through lending-related financial instruments (e.g., commitments and guarantees). For further discussion, see Off–Balance Sheet Arrangements and Contractual Cash Obligations on pages 109–115 of JPMorgan Chase’s 2012 Annual Report.
Special-purpose entities
The most common type of VIE is an SPE. SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees. For further information on the types of SPEs, see Note 15 on pages 151–158 of this Form 10-Q, and Note 1 on pages 193–194 and Note 16 on pages 280–291 of JPMorgan Chase’s 2012 Annual Report.
Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, JPMorgan Chase Bank, N.A., could be required to provide funding if its short-term credit rating were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. These liquidity commitments support the issuance of asset-backed commercial paper by both Firm-administered consolidated and third-party-sponsored nonconsolidated SPEs. In the event of a short-term credit rating downgrade, JPMorgan Chase Bank, N.A., absent other solutions, would be required to provide funding to the SPE, if the commercial paper could not be reissued as it matured. The aggregate amounts of commercial paper outstanding, issued by both Firm-administered and third-party-sponsored SPEs, that are held by third parties as of March 31, 2013, and December 31, 2012, was $17.4 billion and $18.1 billion, respectively. The aggregate amounts of commercial paper outstanding could increase in future periods should clients of the Firm-administered consolidated or third-party-sponsored nonconsolidated SPEs draw down on certain unfunded lending-related commitments. Unfunded lending-related commitments were $10.9 billion at both March 31, 2013, and December 31, 2012. The Firm could facilitate the refinancing of some of the clients’ assets in order to reduce the funding obligation.

Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees and the Firm’s related accounting policies, see Lending-related commitments on page 71, and Note 21 (including a table that presents, as of March 31, 2013, the amounts, by contractual maturity, of off-balance sheet lending-related financial instruments, guarantees and other commitments) on pages 166–170 of this Form 10-Q. For a discussion of loan repurchase liabilities, see Mortgage repurchase liability on pages 38–41and Note 21 on pages 166–170 of this Form 10-Q.
Mortgage repurchase liability
In connection with the Firm’s mortgage loan sale and securitization activities with Fannie Mae and Freddie Mac (the “GSEs”) and other mortgage loan sale and private-label securitization transactions, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties. To the extent that repurchase demands that are received relate to loans that the Firm purchased from third parties that remain viable, the Firm typically will have the right to seek a recovery of related repurchase losses from the third party. For additional information regarding loans sold to the GSEs, see Mortgage repurchase liability on pages 111–115 of JPMorgan Chase’s 2012 Annual Report.
The Firm also sells loans in securitization transactions with Ginnie Mae; these loans are typically insured or guaranteed by another government agency. The Firm, in its role as servicer, may voluntarily repurchase certain delinquent loans from loan pools, including those that have been sold back to Ginnie Mae subsequent to modification, as permitted by Ginnie Mae guidelines. However, the Firm is typically not required to repurchase such loans other than for modification or foreclosure purposes (i.e., these repurchases typically do not result from repurchase demands due to breaches of representations and warranties). Because principal amounts due under the terms of these repurchased loans continue to be insured and the reimbursement of insured amounts continues to proceed normally, the Firm has not recorded any mortgage repurchase liability related to these loans. However, the United States Attorney’s Office for the Southern District of New York is conducting an investigation concerning the Firm’s compliance with the requirements of the Federal Housing Administration’s Direct Endorsement Program. The Firm is cooperating in that investigation.
From 2005 to 2008, the Firm and certain acquired entities made certain loan level representations and warranties in connection with approximately $450 billion of residential mortgage loans that were sold or deposited into private-label securitizations. While the terms of the securitization transactions vary, they generally differ from loan sales to the GSEs in that, among other things: (i) in order to direct the trustee to investigate potential claims, the security holders must make a formal request for the trustee to do so, and typically, this requires agreement of the holders of a specified percentage of the outstanding securities; (ii) generally, the mortgage loans are not required to meet all GSE eligibility criteria; and (iii) in many cases, the party demanding repurchase is required to demonstrate that a loan-level breach of a representation or warranty has materially and adversely affected the value of the loan. Of the $450 billion originally sold or deposited (including $165 billion by Washington Mutual, as to which the Firm maintains that certain of the repurchase obligations remain with the Federal Deposit Insurance Corporation (“FDIC”) receivership), approximately $199 billion of principal has been repaid (including $73 billion related to Washington Mutual). In addition, approximately $122 billion of the principal amount of such loans has been liquidated (including $44 billion related to Washington Mutual), with an average loss severity of 60%. Accordingly, the remaining outstanding principal balance of these loans (including Washington Mutual) was, as of March 31, 2013, approximately $129 billion, of which $36 billion was 60 days or more past due. The remaining outstanding principal balance of loans related to Washington Mutual was approximately $48 billion, of which $13 billion were 60 days or more past due. For additional information regarding loans sold to private investors, see Mortgage repurchase liability on pages 111–115 of JPMorgan Chase’s 2012 Annual Report.

There have been generalized allegations, as well as specific demands, that the Firm repurchase loans sold or deposited into private-label securitizations (including claims from insurers that have guaranteed certain obligations of the securitization trusts). Although the Firm encourages parties to use the contractual repurchase process established in the governing agreements, these private-label repurchase claims have generally manifested themselves through threatened or pending litigation. Accordingly, the liability related to repurchase demands associated with all of the private-label securitizations described above is separately evaluated by the Firm in establishing its litigation reserves. For additional information regarding litigation, see Note 23 on pages 170–179 of this Form 10-Q, and Note 31 on pages 316–325 of JPMorgan Chase’s 2012 Annual Report.
Estimated mortgage repurchase liability
The Firm has recognized a mortgage repurchase liability of $2.7 billion and $2.8 billion, as of March 31, 2013, and December 31, 2012, respectively. The Firm’s mortgage repurchase liability is intended to cover losses associated with all loans previously sold in connection with loan sale and securitization transactions with the GSEs, regardless of when those losses occur or how they are ultimately resolved (e.g., repurchase, make-whole payment). While uncertainties continue to exist with respect to both GSE behavior and the economic environment, the Firm believes that the model inputs and assumptions that it uses to estimate its mortgage repurchase liability are becoming increasingly seasoned and stable. Based on these model inputs, which take into account all available information, and also considering projections regarding future uncertainty, including the GSEs’ current behavior, the Firm has become increasingly confident in its ability to estimate reliably its mortgage repurchase liability. For these reasons, the Firm believes that its mortgage repurchase liability at March 31, 2013, is sufficient to cover probable future repurchase losses arising from loan sale and securitization transactions with the GSEs. For additional information about the process that the Firm uses to estimate its mortgage repurchase liability and the factors it considers in connection with that process, see Mortgage repurchase liability on pages 111–115 of JPMorgan Chase’s 2012 Annual Report.

The following table provides information about outstanding repurchase demands and unresolved mortgage insurance rescission notices, excluding those related to Washington Mutual, by counterparty type, at each of the past five quarter-end dates. The table includes repurchase demands received from the GSEs as well as repurchase demands that have been presented to the Firm by trustees who assert authority to present such claims under the terms of the underlying sale or securitization agreement.
The table excludes repurchase demands asserted in or in connection with pending repurchase litigation. All mortgage repurchase demands associated with private-label securitizations (however asserted) are evaluated by the Firm in establishing its litigation reserves; they are not considered in the Firm’s mortgage repurchase liability. Accordingly, as noted above, the Firm’s mortgage repurchase liability is intended to cover losses associated with all loans previously sold in connection with loan sale and securitization transactions with the GSEs.

Outstanding repurchase demands and unresolved mortgage insurance rescission notices by counterparty type
(in millions)	Mar 31, 2013	Dec 31, 2012		Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
GSEs	$1,022	$1,166		$1,533	$1,646	$1,868
Mortgage insurers	924	1,014		1,036	1,004	1,000
Other	992	887	(b)	1,697	981	756
Overlapping population(a)	(64)	(86)		(150)	(125)	(116)
Total	$2,874	$2,981		$4,116	$3,506	$3,508

(a)
Because the GSEs and others may make repurchase demands based on mortgage insurance rescission notices that remain unresolved, certain loans may be subject to both an unresolved mortgage insurance rescission notice and an outstanding repurchase demand.

(b)
The decrease from September 30, 2012 predominantly relates to repurchase demands from private-label securitizations that had been presented in this table as of September 30, 2012 but that subsequently became subject to repurchase litigation in the fourth quarter of 2012; such repurchase demands are excluded from this table.

The following tables provide information about repurchase demands and mortgage insurance rescission notices received by loan origination vintage, excluding those related to Washington Mutual, for the past five quarters. The Firm expects repurchase demands to remain at elevated levels or to increase if there is a significant increase in private-label repurchase demands outside of pending repurchase litigation. Additionally, repurchase demands from the GSEs continue to fluctuate from period to period, as reflected in the table immediately below. The Firm considers future repurchase demands, including this potential volatility, in estimating its mortgage repurchase liability.

Quarterly mortgage repurchase demands received by loan origination vintage(a)
(in millions)	Mar 31, 2013		Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
Pre-2005	$45		$42	$33	$28	$41
2005	217	(b)	42	103	65	95
2006	287		292	963	506	375
2007	419		241	371	420	645
2008	151		114	196	311	361
Post-2008	62		87	124	191	124
Total repurchase demands received	$1,181		$818	$1,790	$1,521	$1,641

(a)
All mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves. This table excludes repurchase demands asserted in or in connection with pending repurchase litigation.

(b)
The increase from December 31, 2012, predominantly relates to repurchase demands from private-label securitizations received in the first quarter of 2013 that have not been asserted in, or in connection with, pending repurchase litigation.

Quarterly mortgage insurance rescission notices received by loan origination vintage(a)
(in millions)	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
Pre-2005	$12	$6	$6	$9	$13
2005	13	18	14	13	19
2006	15	35	46	26	36
2007	52	83	139	121	78
2008	20	26	37	51	32
Post-2008	8	7	8	6	4
Total mortgage insurance rescissions received	$120	$175	$250	$226	$182

(a)	Mortgage insurance rescissions typically result in a repurchase demand from the GSEs. This table includes mortgage insurance rescission notices for which the GSEs also have issued a repurchase demand.

Since the beginning of 2011, the Firm’s cumulative cure rate (excluding loans originated by Washington Mutual) has been approximately 60%. A significant portion of repurchase demands currently relate to loans with a longer pay history, which historically have had higher cure rates. Repurchases that have resulted from mortgage insurance rescissions are reflected in the Firm’s overall cure rate. While the actual cure rate may vary from quarter to quarter, the Firm expects that the cumulative cure rate will remain in the 55-65% range for the foreseeable future.
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
Substantially all of the estimates and assumptions underlying the Firm’s established methodology for computing its recorded mortgage repurchase liability — including the amount of probable future demands from the GSEs (based on both historical experience and the Firm’s expectations about the GSEs’ future behavior), the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure and recoveries from third parties — require application of a significant level of management judgment. While the Firm uses the best information available to it in estimating its mortgage repurchase liability, this estimate is inherently uncertain and imprecise.
The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.

Summary of changes in mortgage repurchase liability(a)
	Three months ended March 31,
(in millions)	2013	2012
Repurchase liability at beginning of period	$2,811	$3,557
Net realized losses(b)	(212)	(364)
Provision for repurchase losses(c)	75	323
Repurchase liability at end of period	$2,674	$3,516

(a)	All mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves.

(b)	Realized repurchase losses are presented net of third-party recoveries and include principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. Make-whole settlements were $121 million and $186 million, for the three months ended March 31, 2013 and 2012, respectively.

(c)	Included $8 million and $27 million of provision related to new loan sales for the three months ended March 31, 2013 and 2012, respectively.
The following table summarizes the total unpaid principal balance of certain repurchases during the periods indicated.

Unpaid principal balance of mortgage loan repurchases(a)
	Three months ended March 31,
(in millions)	2013	2012
Ginnie Mae(b)	$2,151	$1,507
GSEs(c)	245	319
Other(c)(d)	26	60
Total	$2,422	$1,886

(a)
This table includes: (i) repurchases of mortgage loans due to breaches of representations and warranties, and (ii) loans repurchased from Ginnie Mae loan pools as described in (b) below. This table does not include mortgage insurance rescissions; while the rescission of mortgage insurance typically results in a repurchase demand from the GSEs, the mortgage insurers themselves do not present repurchase demands to the Firm. This table also excludes mortgage loan repurchases associated with repurchase demands asserted in or in connection with pending repurchase litigation.

(b)
In substantially all cases, these repurchases represent either voluntary repurchases of certain delinquent loans from loan pools as permitted by Ginnie Mae guidelines or required repurchases of loans for modification or foreclosure purposes (i.e., these repurchases typically do not result from repurchase demands due to breaches of representations and warranties). The Firm typically repurchases these loans as it continues to service them and/or manage the foreclosure process in accordance with applicable policies and requirements of Ginnie Mae, the Federal Housing Administration (“FHA”), Rural Housing Services (“RHS”) and/or the U.S. Department of Veterans Affairs (“VA”).

(c)	Nonaccrual loans held-for-investment included $458 million and $478 million at March 31, 2013 and 2012, respectively, of loans repurchased as a result of breaches of representations and warranties.

(d)	Represents loans repurchased from parties other than the GSEs, excluding those repurchased in connection with pending repurchase litigation.
For additional information regarding the mortgage repurchase liability, see Note 21 on pages 166–170 of this Form 10-Q, and Note 29 on pages 308–315 of JPMorgan Chase’s 2012 Annual Report.
The Firm also faces a variety of exposures resulting from repurchase demands and litigation arising out of its various roles as issuer and/or sponsor of mortgage-backed securities (“MBS”) offerings in private-label securitizations. For further information, see Note 23, Litigation on pages 170–179 of this Form 10-Q.

CAPITAL MANAGEMENT
The following discussion of JPMorgan Chase’s capital management highlights developments since December 31, 2012, and should be read in conjunction with Capital Management on pages 116–122 of JPMorgan Chase’s 2012 Annual Report.
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
These objectives are achieved through ongoing monitoring of the Firm’s capital position, regular stress testing, and a capital governance framework.
Capital governance
The Firm’s senior management recognizes the importance of a capital management function that supports strategic decision-making. For a more detailed discussion of the Firm’s capital governance and processes, see pages 116-117 of JPMorgan Chase’s 2012 Annual Report.
Comprehensive Capital Analysis and Review
On January 7, 2013, the Firm submitted its capital plan to the Federal Reserve under the Federal Reserve’s 2013 CCAR process. On March 14, 2013, the Federal Reserve informed the Firm that it did not object to the Firm’s 2013 capital plan, but asked the Firm to submit an additional capital plan , as described more fully below. Following this notification, the Firm announced that its Board of Directors intends to increase the second-quarter common stock dividend to $0.38 per share from the current $0.30 per share, returning the dividend to its highest level. The Board of Directors has also authorized the Firm to repurchase up to $6 billion of common equity commencing with the second quarter of this year through the end of the first quarter of 2014.
The Federal Reserve has asked the Firm to submit by the end of the third quarter of 2013 an additional capital plan addressing the weaknesses it identified in the Firm’s CCAR capital planning processes. The Firm intends to fully address the Federal Reserve’s requirements. Following its review, the Federal Reserve may require the Firm to modify its capital distributions.

Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The OCC establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.
In connection with the U.S. Government’s Supervisory Capital Assessment Program in 2009 (“SCAP”), U.S. banking regulators developed an additional measure of capital, Tier 1 common, which is defined as Tier 1 capital less elements of Tier 1 capital not in the form of common equity, such as perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred securities. The Federal Reserve employs a minimum 5% Tier 1 common ratio standard for CCAR purposes, in addition to the other minimum capital requirements.
Basel I and Basel 2.5
The minimum risk-based capital requirements adopted by the U.S. federal banking agencies follow the Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (“Basel Committee”). In June 2012, U.S. federal banking agencies published the final rule that specifies revised market risk regulatory capital requirements (“Basel 2.5”). While the Firm is still subject to the capital requirements of Basel I, Basel 2.5 rules also became effective for the Firm on January 1, 2013. The Basel 2.5 final rule revised the scope of positions subject to the market risk capital requirements and introduced new market risk measures, which resulted in additional capital requirements for trading positions and securitizations. The implementation of these rules in the first quarter of 2013 resulted in an increase to risk-weighted assets of approximately $150 billion, resulting in a decrease in the Firm’s Tier 1 capital, Total capital and Tier 1 common capital ratios by 140 basis points, 160 basis points and 120 basis points, respectively, at March 31, 2013.

The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase at March 31, 2013 and December 31, 2012, under Basel I (and, for March 31, 2013, Basel 2.5). As of March 31, 2013 and December 31, 2012, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and each met all capital requirements to which it was subject.

Risk-based capital ratios
	March 31, 2013	December 31, 2012
Capital ratios
Tier 1 capital	11.6%	12.6%
Total capital	14.1	15.3
Tier 1 leverage	7.3	7.1
Tier 1 common(a)	10.2	11.0

(a)	The Tier 1 common ratio is Tier 1 common capital divided by RWA.
At March 31, 2013, and December 31, 2012, JPMorgan Chase maintained Tier 1 and Total capital ratios in excess of the well-capitalized standards established by the Federal Reserve, as indicated in the above tables. In addition, at March 31, 2013, and December 31, 2012, the Firm’s Tier 1 common ratio was significantly above the 5% CCAR standard. For more information, see Note 28 on pages 306–308 of the Firm’s 2012 Annual Report.

A reconciliation of total stockholders’ equity to Tier 1 common, Tier 1 capital and Total qualifying capital is presented in the table below.

Risk-based capital components and assets
(in millions)	March 31, 2013	December 31, 2012
Total stockholders’ equity	$207,086	$204,069
Less: Preferred stock	9,958	9,058
Common stockholders’ equity	197,128	195,011
Effect of certain items in accumulated other comprehensive income/(loss) excluded from Tier 1 common	(3,600)	(4,198)
Less: Goodwill(a)	45,482	45,663
Other intangible assets(a)	2,233	2,311
Fair value DVA on structured notes and derivative liabilities related to the Firm’s credit quality	1,653	1,577
Investments in certain subsidiaries and other	905	920
Tier 1 common	143,255	140,342
Preferred stock	9,958	9,058
Qualifying hybrid securities and noncontrolling interests(b)	10,607	10,608
Other	(13)	(6)
Total Tier 1 capital	163,807	160,002
Long-term debt and other instruments qualifying as Tier 2	17,433	18,061
Qualifying allowance for credit losses	17,698	15,995
Adjustment for investments in certain subsidiaries and other	(12)	(22)
Total Tier 2 capital	35,119	34,034
Total qualifying capital	$198,926	$194,036
Risk-weighted assets(c)	$1,406,948	$1,270,378
Total adjusted average assets	$2,255,697	$2,243,242

(a)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

(b)	Primarily includes trust preferred securities of certain business trusts.

(c)
The implementation of Basel 2.5 in the first quarter of 2013 resulted in an increase to risk-weighted assets of approximately $150 billion, resulting in a decrease in the Firm’s Tier 1 capital, Total capital and Tier 1 common capital ratios by 140 basis points, 160 basis points and 120 basis points, respectively, at March 31, 2013.

The following table presents the changes in Tier 1 common, Tier 1 capital and Tier 2 capital for the three months ended March 31, 2013.

Capital rollforward
Three months ended March 31, (in millions)	2013
Tier 1 common at December 31, 2012	$140,342
Net income	6,529
Dividends declared	(1,350)
Net issuance of treasury stock	(1,008)
Changes in capital surplus	(1,443)
Effect of certain items in accumulated other comprehensive income/(loss) excluded from Tier 1 common	(13)
Qualifying non-controlling minority interests in consolidated subsidiaries	2
DVA on structured notes and derivative liabilities	(76)
Goodwill and other nonqualifying intangibles (net of deferred tax liabilities)	259
Other	13
Increase in Tier 1 common	2,913
Tier 1 common at March 31, 2013	$143,255

Tier 1 capital at December 31, 2012	$160,002
Change in Tier 1 common	2,913
Issuance of noncumulative perpetual preferred stock	900
Other	(8)
Increase in Tier 1 capital	3,805
Tier 1 capital at March 31, 2013	$163,807

Tier 2 capital at December 31, 2012	$34,034
Change in long-term debt and other instruments qualifying as Tier 2	(628)
Change in allowance for credit losses	1,703
Other	10
Increase in Tier 2 capital	1,085
Tier 2 capital at March 31, 2013	$35,119
Qualifying capital at March 31, 2013	$198,926
Risk-weighted assets were $1,407 billion at March 31, 2013, an increase of $137 billion from December 31, 2012. The change in RWA is primarily attributable to the implementation of Basel 2.5.
Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Part I, Item 1A, Risk Factors on pages 8–21 of the Firm’s 2012 Annual Report, and Note 20 on pages 164–166 of this Form 10-Q.

Basel II
In 2004, the Basel Committee published a revision to the Capital Accord (“Basel II”). The goal of the Basel II framework is to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. U.S. banking regulators published a final Basel II rule in December 2007, which requires JPMorgan Chase to implement Basel II at the holding company level, as well as at certain of its key U.S. bank subsidiaries.
Prior to full implementation of the Basel II framework, JPMorgan Chase is required to complete a qualification period of at least four consecutive quarters during which it needs to demonstrate that it meets the requirements of the rule to the satisfaction of its U.S. banking regulators. JPMorgan Chase is currently in the qualification period and expects to be in compliance with all relevant Basel II rules within the established timelines. In addition, the Firm has adopted, and will continue to adopt, based on various established timelines, Basel II rules in certain non-U.S. jurisdictions, as required.
Basel III
In June 2012, U.S. federal banking agencies published a Notice for Proposed Rulemaking (“NPR”) for implementing further revisions to the Capital Accord in the U.S. (such further revisions are commonly referred to as “Basel III”). Basel III revised Basel II by, among other things, narrowing the definition of capital, and increasing capital requirements for specific exposures. Basel III also includes higher capital ratio requirements and provides that the Tier 1 common capital requirement will be increased to 7%, comprised of a minimum ratio of 4.5% plus a 2.5% capital conservation buffer. Implementation of the 7% Tier 1 common capital requirement is required by January 1, 2019.
In addition, global systemically important banks (“GSIBs”) will be required to maintain Tier 1 common requirements above the 7% minimum in amounts ranging from an additional 1% to an additional 2.5%. In November 2012, the Financial Stability Board (“FSB”) indicated that it would require the Firm, as well as three other banks, to hold the additional 2.5% of Tier 1 common; the requirement will be phased in beginning in 2016. The Basel Committee also stated it intended to require certain GSIBs to hold an additional 1% of Tier 1 common under certain circumstances, to act as a disincentive for the GSIB from taking actions that would further increase its systemic importance. Currently, no GSIB (including the Firm) is required to hold this additional 1% of Tier 1 common.
In addition, pursuant to the requirements of the Dodd-Frank Act, U.S. federal banking agencies have proposed certain permanent Basel I floors under Basel II and Basel III capital calculations.

The following table presents a comparison of the Firm’s Tier 1 common under Basel I rules to its estimated Tier 1 common under Basel III rules, along with the Firm’s estimated risk-weighted assets. Tier 1 common under Basel III includes additional adjustments and deductions not included in Basel I Tier 1 common, such as the inclusion of accumulated other comprehensive income (“AOCI”) related to AFS securities and defined benefit pension and other postretirement employee benefit (“OPEB”) plans.
The Firm estimates that its Tier 1 common ratio under Basel III rules would be 8.9% as of March 31, 2013. The Tier 1 common ratio under both Basel I and Basel III are non-GAAP financial measures. However, such measures are used by bank regulators, investors and analysts as a key measure to assess the Firm’s capital position and to compare the Firm’s capital to that of other financial services companies.

March 31, 2013 (in millions, except ratio)
Tier 1 common under Basel I rules	$143,255
Adjustments related to AOCI for AFS securities and defined benefit pension and OPEB plans	3,541
All other adjustments	(313)
Estimated Tier 1 common under Basel III rules	$146,483
Estimated risk-weighted assets under Basel III rules(a)	$1,653,613
Estimated Tier 1 common ratio under Basel III rules(b)	8.9%

(a)
Key differences in the calculation of risk-weighted assets between Basel I and Basel III include: (1) Basel III credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas Basel I RWA is based on fixed supervisory risk-weightings which vary only by counterparty type and asset class; and (2) Basel III includes RWA for operational risk, whereas Basel I does not. Effective January 1, 2013, market risk RWA requirements under Basel 2.5 are consistent across Basel I and Basel III.

(b)	The Tier 1 common ratio is Tier 1 common divided by RWA.
The Firm’s estimate of its Tier 1 common ratio under Basel III reflects its current understanding of the Basel III rules based on information currently published by the Basel Committee and U.S. federal banking agencies and on the application of such rules to its businesses as currently conducted. The actual impact on the Firm’s capital ratios upon implementation of Basel III rules may differ from the Firm’s current estimates. The actual impact could depend on changes the Firm may make to its businesses in the future as a result of implementing the Basel III rules, regulatory approval of certain of the Firm’s internal risk models, and any further implementation guidance from the regulators.
The Basel III capital requirements are subject to prolonged transition periods. The transition period for banks to meet the Tier 1 common requirement under Basel III was originally scheduled to begin in 2013, with full implementation on January 1, 2019. In November 2012, the U.S. federal banking agencies announced a delay in the implementation dates for the Basel III capital requirements. The additional capital requirements for GSIBs will be phased in starting January 1, 2016, with full implementation on January 1, 2019. Management’s current objective is for the

Firm to reach, by the end of 2013, an estimated Basel III Tier I common ratio of 9.5%.
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
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At March 31, 2013, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $13.5 billion, exceeding the minimum requirement by $11.9 billion, and JPMorgan Clearing’s net capital was $6.7 billion, exceeding the minimum requirement by $4.9 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the SEC in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of March 31, 2013, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
J.P. Morgan Securities plc (formerly J.P. Morgan Securities Ltd.) is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and is the Firm’s principal operating subsidiary in the U.K. It has authority to engage in banking, investment banking and broker-dealer activities. J.P. Morgan Securities plc is jointly regulated by the U.K. Prudential Regulation Authority (“PRA”) and Financial Conduct Authority (“FCA”) (together, formerly the U.K. Financial Services Authority). At March 31, 2013, J.P. Morgan Securities plc had total capital of $21.5 billion, or a Total capital ratio of 14.8%, which exceeded the 8% well-capitalized standard applicable to it under Basel 2.5.

Economic risk capital
The Firm measures economic capital using internal risk-assessment methodologies and models primarily based on four risk factors: credit, market, operational and private equity risk. The growth in economic risk capital for the three months ended March 31, 2013, was predominantly driven by: an increase in operational risk capital due to the annual update of external operational risk loss data, which reflected more severe losses experienced in the financial industry; an increase in credit risk capital driven by the addition of previously excluded non-modeled portfolios and an increase in the capital for run-off portfolios in Mortgage Banking. These increases were partially offset by a decrease in market risk capital driven by roll off of positions as well as active risk reductions.

	Quarterly Averages
(in billions)	1Q13	4Q12	1Q12
Credit risk	$45.5	$44.1	$48.9
Market risk	19.2	21.8	14.1
Operational risk	24.6	23.0	11.3
Private equity risk	6.1	5.9	6.2
Economic risk capital	95.4	94.8	80.5
Goodwill	48.2	48.2	48.2
Other(a)	51.1	49.0	49.0
Total common stockholders’ equity	$194.7	$192.0	$177.7

(a)	Reflects additional capital required, in the Firm’s view, to meet its regulatory and debt rating objectives.

Line of business equity
Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, considering capital levels for similarly rated peers, regulatory capital requirements (as estimated under Basel III) and economic risk measures. Capital is also allocated to each line of business for, among other things, goodwill and other intangibles associated with acquisitions effected by the line of business. ROE is measured and internal targets for expected returns are established as key measures of a business segment’s performance.

Line of business equity
(in billions)	March 31, 2013	December 31, 2012
Consumer & Community Banking	$46.0	$43.0
Corporate & Investment Bank	56.5	47.5
Commercial Banking	13.5	9.5
Asset Management	9.0	7.0
Corporate/Private Equity	72.1	88.0
Total common stockholders’ equity	$197.1	$195.0

Line of business equity	Quarterly Averages
(in billions)	1Q13	4Q12	1Q12
Consumer & Community Banking	$46.0	$43.0	$43.0
Corporate & Investment Bank	56.5	47.5	47.5
Commercial Banking	13.5	9.5	9.5
Asset Management	9.0	7.0	7.0
Corporate/Private Equity	69.7	85.0	70.7
Total common stockholders’ equity	$194.7	$192.0	$177.7
Effective January 1, 2013, the Firm further refined the capital allocation framework to align it with the revised line of business structure that became effective in the fourth quarter of 2012. The increase in equity levels for the lines of businesses is largely driven by the most current regulatory guidance on Basel III requirements (including the NPR), principally for CIB and CIO, and by anticipated business growth.

Capital actions
Dividends
On March 14, 2013, the Firm announced that its Board of Directors intends to increase the Firm’s quarterly common stock dividend from $0.30 to $0.38 per share, effective with the dividend paid on July 31, 2013, to shareholders of record on July 5, 2013. On March 19, 2013, the Board of Directors declared its regular quarterly common stock dividend of $0.30 per share payable on April 30, 2013, to stockholders of record on April 5, 2013. The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired dividend payout ratio, capital objectives, and alternative investment opportunities. The Firm’s current expectation is to return to a payout ratio of approximately 30% of normalized earnings over time.
For information regarding dividend restrictions, see Note 22 and Note 27 on pages 300 and 306, respectively, of JPMorgan Chase’s 2012 Annual Report.
Issuance of preferred stock
On February 5, 2013, and April 23, 2013, the Firm issued $900 million and $1.5 billion, respectively, of noncumulative preferred stock. For additional information on the Firm’s preferred stock, see Note 22 on page 300 of the Firm’s 2012 Annual Report.
Common equity repurchases
On March 13, 2012, the Board of Directors authorized a $15.0 billion common equity (i.e., common stock and warrants) repurchase program. During the three months ended March 31, 2013 and 2012, the Firm repurchased (on a trade-date basis) an aggregate of 54 million and 4 million shares, respectively, of common stock for $2.6 billion and $190 million, respectively. The Firm did not repurchase any warrants during the three months ended March 31, 2013 and 2012. As of March 31, 2013, $10.8 billion (on a trade-date basis)of authorized repurchase capacity remained under the program.

The Firm is authorized to repurchase up to $6 billion of common equity between April 1, 2013 and March 31, 2014. Such repurchases will be done pursuant to the $15.0 billion common equity repurchase program.
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common equity — for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on page 190 of this Form 10-Q.

RISK MANAGEMENT
Risk is an inherent part of JPMorgan Chase’s business activities. The Firm’s risk management framework and governance structure are intended to provide comprehensive controls and ongoing management of the major risks inherent in its business activities. The Firm employs a holistic approach to risk management intended to ensure the broad spectrum of risk types are considered in managing its business activities. The Firm’s risk management framework is intended to create a culture of risk awareness and personal responsibility throughout the Firm where collaboration, discussion, escalation and sharing of information are encouraged.
The Firm’s overall risk appetite is established in the context of the Firm’s capital, earnings power, and diversified business model. The Firm employs a formalized risk appetite framework to integrate the Firm’s objectives with return targets, risk controls and capital management. The Risk Policy Committee of the Firm’s Board of Directors approves the risk appetite policy on behalf of the Board of Directors. The Firm’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Risk Officer (“CRO”) or Deputy CRO, and Chief Operating Officer (responsible for Treasury and Funding) are responsible for setting and approving the Firm’s risk appetite parameters. The lines of business CEOs, CFOs and CROs are responsible for setting the risk appetite parameters for their respective lines of business, subject to approval by the Firm’s CEO, CRO or Deputy CRO and Chief Operating Officer. The Risk Governance Committee, which is chaired by the CRO, is responsible for ensuring that reporting and compliance with the stated risk appetite is monitored at the LOB and firmwide levels per policy.

The following provides an index of key risk management disclosures. For further information on these disclosures, refer to the page references noted below in both this Form 10-Q and JPMorgan Chase's 2012 Annual Report.

Risk disclosure	Form 10-Q page reference	Annual Report page reference
Risk Management	48	123-126
Risk governance		123-124
Model risk		125-126
Liquidity Risk Management	49–54	127-133
Funding	49–52	127-130
HQLA	52
Contingency funding plan		130
Credit ratings	52–53	131
Credit Risk Management		134-159
Credit Portfolio	55	136-137
Consumer Credit Portfolio	56–65	138-149
Wholesale Credit Portfolio	66–73	150-159
Community Reinvestment Act Exposure	74	159
Allowance For Credit Losses	74–76	159-162
Market Risk Management	77–80	163-169
Risk identification and classification		163
Value-at-risk	77–79	163-167
Economic-value stress testing	79–80	167-168
Nontrading interest rate-sensitive revenue-at-risk	80	168-169
Risk monitoring and control: Limits		169
Country Risk Management	81–83	170-173
Selected European exposure	81–83	172-173
Principal Risk Management	84	174
Operational Risk Management	84	175-176
Cybersecurity	84	176
Legal, Fiduciary and Reputation Risk Management	84	177

LIQUIDITY RISK MANAGEMENT
Liquidity risk management is intended to ensure that the Firm has the appropriate amount, composition and tenor of funding and liquidity in support of its assets. The primary objectives of effective liquidity management are to ensure that the Firm’s core businesses are able to operate in support of client needs and meet contractual and contingent obligations through normal economic cycles as well as during market stress events and to maintain debt ratings that enable the Firm to optimize its funding mix and liquidity sources while minimizing costs. The following discussion of JPMorgan Chase’s Liquidity Risk Management framework highlights developments since December 31, 2012, and should be read in conjunction with pages 127–133 of JPMorgan Chase’s 2012 Annual Report.
Management considers the Firm’s liquidity position to be strong as of March 31, 2013, and believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.
LCR and NSFR
In December 2010, the Basel Committee introduced two new measures of liquidity risk: the liquidity coverage ratio (“LCR”) which is intended to measure the amount of “high-quality liquid assets” (“HQLA”) held by the Firm during an acute stress, in relation to the estimated net cash outflows within a 30-day period; and the net stable funding ratio (“NSFR”) which is intended to measure the “available” amount of stable funding relative to the “required” amount of stable funding over a 1-year horizon. The standards require that the LCR be no lower than 100% and the NSFR be greater than 100%. For further discussion, see HQLA discussion on page 52 of this Form 10-Q.
In January 2013, the Basel Committee introduced certain amendments to the formulation of the LCR, and a revised timetable to phase-in the standard. The LCR will continue to become effective on January 1, 2015, but the minimum requirement will begin at 60%, increasing in equal annual stages to reach 100% on January 1, 2019. The Firm is currently targeting to attain a 100% LCR, based on its current understanding of the requirements, by the end of 2013. The NSFR is scheduled to become effective in 2018.
Funding
Sources of funds
Deposits
A key strength of the Firm is its diversified deposit franchise, through each of its lines of business, which provides a stable source of funding and limits reliance on the wholesale funding markets. As of March 31, 2013, the Firm’s deposits-to-loans ratio was 165%, compared with 163% at December 31, 2012.

As of March 31, 2013, total deposits for the Firm were $1,202.5 billion, compared with $1,193.6 billion at December 31, 2012 (55% of total liabilities at both March 31, 2013, and December 31, 2012). The increase in deposits was predominantly due to growth in retail deposits. For further information, see Balance Sheet Analysis on pages 36–37 of this Form 10-Q.
The Firm typically experiences higher customer deposit inflows at period-ends. Therefore, the Firm believes average deposit balances are more representative of deposit trends. The table below summarizes, by line of business, the deposit balance as of March 31, 2013, and December 31, 2012, respectively, as well as average deposits for the three months ended March 31, 2013 and 2012, respectively.

Deposits			Three months ended March 31,
	March 31,	Dec. 31,	Average
(in millions)	2013	2012	2013	2012
Consumer & Community Banking	$457,176	$438,484	$441,335	$401,580
Corporate & Investment Bank	390,464	385,560	356,473	351,144
Commercial Banking	192,121	198,383	182,197	184,689
Asset Management	139,679	144,579	139,441	127,534
Corporate/Private Equity	23,067	26,587	24,337	33,535
Total Firm	$1,202,507	$1,193,593	$1,143,783	$1,098,482
A significant portion of the Firm’s deposits are retail deposits (38% and 37% at March 31, 2013, and December 31, 2012, respectively), which are considered particularly stable as they are less sensitive to interest rate changes or market volatility. Additionally, the majority of the Firm’s institutional deposits are also considered to be stable sources of funding since they are generated from customers that maintain operating service relationships with the Firm. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 15–34 and 36–37, respectively, of this Form 10-Q.
The following table summarizes short-term and long-term funding, excluding deposits, as of March 31, 2013, and December 31, 2012, and average balances for the three months ended March 31, 2013 and 2012, respectively. For additional information, see the Balance Sheet Analysis on pages 36–37 and Note 12 on pages 127–128 of this Form 10-Q.

	March 31, 2013	December 31, 2012	Three months ended March 31,
Sources of funds (excluding deposits)			Average
(in millions)			2013	2012
Commercial paper:
Wholesale funding	$19,391	$15,589	$17,489	$7,815
Client cash management	39,444	39,778	35,595	40,544
Total commercial paper	$58,835	$55,367	$53,084	$48,359

Other borrowed funds	$27,200	$26,636	$27,548	$25,369

Securities loaned or sold under agreements to repurchase:
Securities sold under agreements to repurchase	$219,563	$212,278	$219,284	$210,991
Securities loaned	24,226	23,125	26,827	14,838
Total securities loaned or sold under agreements to repurchase(a)(b)(c)	$243,789	$235,403	$246,111	$225,829

Total senior notes	$138,819	$130,297	$135,639	$149,484
Trust preferred securities	10,384	10,399	10,389	20,836
Subordinated debt	26,724	29,731	26,480	30,003
Structured notes	30,165	30,194	30,250	33,309
Total long-term unsecured funding	$206,092	$200,621	$202,758	$233,632

Credit card securitization	$27,897	$30,123	$28,334	$32,463
Other securitizations(d)	3,579	3,680	3,665	4,152
FHLB advances	56,040	42,045	45,334	14,443
Other long-term secured funding(e)	6,229	6,358	6,235	7,172
Total long-term secured funding	$93,745	$82,206	$83,568	$58,230

Preferred stock(f)	$9,958	$9,058	$9,608	$7,800
Common stockholders’ equity(f)	$197,128	$195,011	$194,733	$177,711

(a)	Excludes federal funds purchased.

(b)
Excluded long-term structured repurchase agreements of $3.2 billion and $3.3 billion as of March 31, 2013 and December 31, 2012, respectively, and average balance of $3.3 billion and $6.4 billion for the three months ended March 31, 2013 and 2012, respectively.

(c)
Excluded long-term securities loaned of $445 million and $457 million as of March 31, 2013 and December 31, 2012, respectively, and average balance of $456 million for the three months ended March 31, 2013. There were no average balances of long-term securities loaned for the three months ended March 31, 2012.

(d)
Other securitizations includes securitizations of residential mortgages, auto loans and student loans. The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table.

(e)	Includes long-term structured notes which are secured.

(f)
For additional information on preferred stock and common stockholders’ equity see Capital Management on pages 42–47 and Consolidated Statements of Changes in Stockholders’ Equity on page 93 of this Form 10-Q; Note 22 on page 300 and Note 23 on pages 300-301 of JPMorgan Chase’s 2012 Annual Report.

Short-term funding
A significant portion of the total commercial paper liabilities, approximately 67% as of March 31, 2013, as shown in the table above, were originated from deposits that customers choose to sweep into commercial paper liabilities as a cash management program offered by CIB and are not sourced from wholesale funding markets.
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. Securities loaned or sold under agreements to repurchase generally mature between one day and three months, are secured predominantly by high-quality securities collateral, including government-issued debt, agency debt and agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under purchase agreements. The balance at March 31, 2013, compared with the balance at December 31, 2012, and the average balance for the three months ended March 31, 2013 increased predominantly due to higher secured financing of the Firm’s assets and higher client financing activity. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment and market-making portfolios); and other market and portfolio factors.
At March 31, 2013, the balance of total unsecured and secured other borrowed funds increased slightly, compared with the balance at December 31, 2012. The average balance for the three months ended March 31, 2013, increased slightly compared with the same period in the prior year.

Long-term funding and issuance
Long-term funding provides additional sources of stable funding and liquidity for the Firm. The majority of the Firm’s long-term unsecured funding is issued by the parent holding company to provide maximum flexibility in support of both bank and nonbank subsidiary funding.
The following table summarizes long-term unsecured issuance and maturities or redemption for the three months ended March 31, 2013 and 2012, respectively. For additional information, see Note 21 on pages 297–299 of JPMorgan Chase’s 2012 Annual Report.

Long-term unsecured funding	Three months ended March 31,
(in millions)	2013	2012
Issuance
Senior notes issued in the U.S. market	$13,398	$6,234
Senior notes issued in non-U.S. markets	1,355	2,050
Total senior notes	14,753	8,284
Subordinated debt	—	—
Structured notes	5,045	5,965
Total long-term unsecured funding – issuance	$19,798	$14,249

Maturities/redemptions
Total senior notes	$4,007	$4,102
Trust preferred securities	—	—
Subordinated debt	2,417	1,000
Structured notes	4,810	6,054
Total long-term unsecured funding – maturities/redemptions	$11,234	$11,156
During April 2013 and through May 8, 2013 the Firm issued $3.2 billion of senior notes and $2.0 billion of subordinated notes in the U.S. market and $2.1 billion of senior notes in non-U.S. markets.
On May 8, 2013, the Firm redeemed approximately $5.0 billion, or 100% of the liquidation amount of trust preferred securities pursuant to the optional redemption provisions set forth in the documents governing those trust preferred securities.
The Firm raises secured long-term funding through securitization of consumer credit card loans, residential mortgages, auto loans and student loans as well as through advances from the FHLBs, all of which increase funding and investor diversity.
The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemption for the three months ended March 31, 2013 and 2012, respectively.

	Three months ended March 31,
Long-term secured funding	Issuance		Maturities/Redemption
(in millions)	2013	2012	2013	2012
Credit card securitization	$1,900	$—	$4,118	$54
Other securitizations(a)	—	—	101	104
FHLB advances	14,700	—	704	4,511
Other long-term secured funding	126	250	93	729
Total long-term secured funding	$16,726	$250	$5,016	$5,398

(a)	Other securitizations includes securitizations of residential mortgages, auto loans and student loans.
In addition, in April 2013, the Firm securitized $625 million of consumer credit card loans.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. For further description of the client-driven loan securitizations, see Note 15 on pages 151–158 of this Form 10-Q.

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
To effectively monitor the adequacy of liquidity and funding at the parent holding company, the Firm targets pre-funding of the parent holding company to ensure that both contractual and non-contractual obligations can be met for at least 18 months assuming no access to wholesale funding markets. However, due to conservative liquidity management actions taken by the Firm, the current pre-funding of such obligations is greater than target. For further discussion on liquidity at the parent holding company see Liquidity Risk Management on pages 127–133 of JPMorgan Chase’s 2012 Annual Report.
High Quality Liquid Assets
High Quality Liquid Assets (“HQLA”) is the estimated amount of assets the Firm believes will qualify for inclusion in the Basel III LCR based on the Firm’s current understanding of the rules. HQLA primarily consists of cash and certain unencumbered high quality, liquid assets as defined in the rules.
As of March 31, 2013, the HQLA was estimated to be approximately $413 billion, compared with $341 billion as of December 31, 2012. The HQLA may fluctuate due to normal flows from client activity.

In addition to the HQLA, the Firm has significant amounts of marketable securities such as corporate debt and equity securities available to raise liquidity, if required. Furthermore, the Firm maintains significant borrowing capacity at various FHLBs, the Federal Reserve Bank discount window and various other central banks as a result of collateral pledged by the Firm to such banks. Although available, the Firm does not view borrowing capacity at the Federal Reserve Bank discount window and various other central banks as a primary source of liquidity.
Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 38, and Credit risk, liquidity risk and credit-related contingent features in Note 5 on pages 109–119, of this Form 10-Q.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.

The credit ratings of the parent holding company and certain of the Firm’s significant operating subsidiaries as of March 31, 2013, were as follows.

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A. Chase Bank USA, N.A.			J.P. Morgan Securities LLC
March 31, 2013	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investor Services	A2	P-1	Negative	Aa3	P-1	Stable	A1	P-1	Stable
Standard & Poor’s	A	A-1	Stable	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	A+	F1	Stable	A+	F1	Stable	A+	F1	Stable

On March 27, 2013, S&P revised its outlook on the ratings of the Firm from Negative to Stable and affirmed the Firm’s ratings.
Downgrades of the Firm’s long-term ratings by one notch or two notches could result in a downgrade of the Firm’s short-term ratings. If this were to occur, the Firm believes its cost of funds could increase and access to certain funding markets could be reduced. The nature and magnitude of the impact of further ratings downgrades depends on numerous contractual and behavioral factors (which the Firm believes are incorporated in the its liquidity risk and stress testing metrics). The Firm believes it maintains sufficient liquidity to withstand any potential decrease in funding capacity due to further ratings downgrades.
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
Cash flows
As of March 31, 2013 and 2012, cash and due from banks was $45.5 billion and $55.4 billion, respectively. These balances decreased by $8.2 billion and $4.2 billion from December 31, 2012 and 2011, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows during the three months ended March 31, 2013 and 2012.
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
For the three months ended March 31, 2013, net cash provided by operating activities was $20.0 billion. This resulted from a decrease in trading assets - debt and equity instruments driven by client-driven market-making activity in CIB and a decline in trading assets - derivative receivables due to the increase in interest rates and depreciation of certain currencies against the U.S. dollar. Net cash generated from operating activities was higher than net income, partially as a result of adjustments for noncash items such as deferred tax expense, depreciation and amortization, provision for credit losses, and stock-based compensation. Additionally, cash proceeds received from sales and paydowns of loans originated and purchased with an initial intent to sell was higher than the cash used to acquire such loans, and also reflected higher levels of activities over the prior-year period. Partially offsetting these cash proceeds was an increase in accounts receivables due to a rise in margin loan balances driven by client activities, primarily in CIB; the timing of merchant receivables payments related to CCB’s Card business; and a decrease in trading liabilities - derivative payables due to the increase in interest rates and depreciation of certain currencies against the U.S. dollar.
For the three months ended March 31, 2012, net cash provided by operating activities was $4.3 billion. This resulted from a decrease in trading assets - derivative receivables, predominantly due to interest rate and foreign exchange derivatives activity, partially offset by increased equity derivative balances reflecting market levels. Partially offsetting these cash proceeds was an increase in trading assets - debt and equity instruments, driven by client market-making activity in CIB. Additionally, cash used to acquire the loans originated and purchased with an initial intent to sell was higher than the cash proceeds received from the sales and paydowns of such loans, and also reflected a lower level of activity over the prior-year period. Net cash was provided by net income after adjustments of noncash items such as depreciation and amortization, provision for credit losses, and stock-based compensation.
Cash flows from investing activities
The Firm’s investing activities predominantly include loans originated to be held for investment, the AFS securities portfolio and other short-term interest-earning assets. For the three months ended March 31, 2013, net cash of $55.5 billion was used in investing activities. This resulted from a significant increase in deposits with banks reflecting the placement of the Firm’s excess funds with various central banks, primarily Federal Reserve banks. Partially offsetting these cash outflows were a decline in securities purchased under resale agreements due primarily to a shift in the deployment of the Firm’s excess cash by Treasury; a decrease in loan balances as a result of lower credit card loans due to seasonality and higher repayment rates; and lower consumer excluding credit card loans, predominantly due to mortgage-related paydowns and portfolio run-off, partially offset by higher levels of wholesale loans, primarily in CIB and CB, driven by higher wholesale activity across most of the Firm’s regions and businesses; and proceeds from maturities and sales that were higher than the cash used to acquire new AFS securities.

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
Cash flows from financing activities
The Firm’s financing activities predominantly include taking customer deposits, and issuing long-term debt as well as preferred and common stock. For the three months ended March 31, 2013, net cash provided by financing activities was $28.2 billion. This was driven by net proceeds from long-term borrowings; an increase in securities loaned or sold under repurchase agreements predominantly due to higher secured financing of the Firm’s assets and higher client financing activity; an increase in commercial paper due to higher commercial paper issuance, partially offset by a decline in the volume of liability balances related to CIB’s liquidity management product; and proceeds from the issuance of preferred stock. Partially offsetting these cash inflows were repurchases of common stock and payments of dividends on common and preferred stock.
For the three months ended March 31, 2012, net cash provided by financing activities was $35.4 billion. This was driven by an increase in securities loaned or sold under repurchase agreements, predominantly because of higher financing of the Firm’s trading assets and a change in the mix of liabilities; an increase in other borrowed funds predominantly driven by an increase in borrowings due to favorable market rates. Partially offsetting these cash proceeds were a decrease in wholesale deposits from CIB clients; net redemptions and maturities of long-term borrowings; payments of cash dividends on common and preferred stock and repurchases of common stock.

CREDIT PORTFOLIO
For a further discussion of the Firm’s Credit Risk Management framework, see pages 134–135 of JPMorgan Chase’s 2012 Annual Report.
For further information regarding the credit risk inherent in the Firm’s investment securities portfolio, see Note 11 on pages 123–126 of this Form 10-Q and Note 12 on pages 244–248 of JPMorgan Chase’s 2012 Annual Report.
The following tables present JPMorgan Chase’s credit portfolio as of March 31, 2013, and December 31, 2012. Total credit exposure was $1.9 trillion at March 31, 2013, an increase of $2.7 billion from December 31, 2012, primarily reflecting an increase in the wholesale portfolio of $6.2 billion, partially offset by a decrease in the consumer portfolio of $3.5 billion. For further information on the changes in the credit portfolio, see Consumer Credit Portfolio on pages 56–65, and Wholesale Credit Portfolio on pages 66–73, of this Form 10-Q.
In the following tables, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale (which are carried at the lower of cost or fair value, with valuation changes recorded in noninterest revenue); and certain loans accounted for at fair value. The Firm also records certain loans accounted for at fair value in trading assets. For further information regarding these loans see Note 3 on pages 96–107 of this Form 10-Q. For additional information on the Firm’s loans and derivative receivables, including the Firm’s accounting policies, see Note 13 and Note 5 on pages 129–149 and 109–119, respectively, of this Form 10-Q.

Total credit portfolio
	Credit exposure		Nonperforming(b)(c)(d)(e)
(in millions)	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
Loans retained	$722,529	$726,835	$10,296	$10,609
Loans held-for-sale	4,196	4,406	43	18
Loans at fair value	2,161	2,555	87	93
Total loans – reported	728,886	733,796	10,426	10,720
Derivative receivables	70,609	74,983	412	239
Receivables from customers and other	30,111	23,761	—	—
Total credit-related assets	829,606	832,540	10,838	10,959
Assets acquired in loan satisfactions
Real estate owned	NA	NA	706	738
Other	NA	NA	40	37
Total assets acquired in loan satisfactions	NA	NA	746	775
Total assets	829,606	832,540	11,584	11,734
Lending-related commitments	1,033,610	1,027,988	244	355
Total credit portfolio	$1,863,216	$1,860,528	$11,828	$12,089
Credit Portfolio Management derivatives notional, net(a)	$(24,968)	$(27,447)	$(10)	$(25)
Liquid securities and other cash collateral held against derivatives	(13,837)	(15,201)	NA	NA

(in millions, except ratios)	Three months ended March 31,
	2013	2012
Net charge-offs	$1,725	$2,387
Average retained loans
Loans – reported	719,071	710,216
Loans – reported, excluding residential real estate PCI loans	659,972	645,423
Net charge-off rates
Loans – reported	0.97%	1.35%
Loans – reported, excluding PCI	1.06	1.49

(a)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Excludes the synthetic credit portfolio. For additional information, see Credit derivatives on pages 72–73 and Note 5 on pages 109–119 of this Form 10-Q.

(b)	Nonperforming includes nonaccrual loans, nonperforming derivatives, commitments that are risk rated as nonaccrual, real estate owned and other commercial and personal property.

(c)
At March 31, 2013, and December 31, 2012, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $10.9 billion and $10.6 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $1.7 billion and $1.6 billion, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $523 million and $525 million, respectively, that are 90 or more days past due. These amounts were excluded from nonaccrual loans as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

(d)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(e)	At March 31, 2013, and December 31, 2012, total nonaccrual loans represented 1.43% and 1.46%, respectively, of total loans.

CONSUMER CREDIT PORTFOLIO
JPMorgan Chase’s consumer portfolio consists primarily of residential real estate loans, credit card loans, auto loans, business banking loans, and student loans. The Firm’s primary focus is on serving the prime segment of the consumer credit market. For further information on consumer loans, see Note 13 on pages 129–149 of this Form 10-Q.
A substantial portion of the consumer loans acquired in the Washington Mutual transaction were identified as PCI based on an analysis of high-risk characteristics, including product type, loan-to-value (“LTV”) ratios, FICO risk scores and delinquency status. These PCI loans are accounted for on a pool basis, and the pools are considered to be performing. For further information on PCI loans see Note 13 on pages 129–149 of this Form 10-Q.

The credit performance of the consumer portfolio continued to improve as the economy continued to slowly expand during the three months ended March 31, 2013, resulting in a reduction in estimated credit losses. High unemployment relative to the historical norm and lower housing prices relative to the peak of the housing market continue to negatively impact the number of residential real estate loans being charged off and the severity of loss recognized on defaulted residential real estate loans. Early-stage residential real estate delinquencies (30–89 days delinquent), excluding government guaranteed loans, decreased during the first quarter of the year and late-stage delinquencies (150+ days delinquent) continued to decline but remain elevated. The elevated level of the late-stage delinquent loans is due, in part, to loss mitigation activities currently being undertaken and to elongated foreclosure processing timelines. Losses related to these loans continue to be recognized in accordance with the Firm’s standard charge-off practices, but some delinquent loans that would otherwise have been foreclosed upon remain in the mortgage and home equity loan portfolios. In addition to these elevated levels of delinquencies, high unemployment, uncertainties regarding the ultimate success of loan modifications, and the risk attributes of certain loans within the portfolio (e.g., loans with high LTV ratios, junior lien loans that are subordinate to a delinquent or modified senior lien, HELOCs with future payment recast) continue to contribute to uncertainty regarding overall residential real estate portfolio performance and have been considered in estimating the allowance for loan losses.

The following table presents consumer credit-related information with respect to the credit portfolio held by CCB as well as for residential real estate loans reported in the Asset Management and the Corporate/Private Equity segments for the dates indicated. For further information about the Firm’s nonaccrual and charge-off accounting policies, see Note 13 on pages 129–149 of this Form 10-Q.

Consumer credit portfolio					Three months ended March 31,
(in millions, except ratios)	Credit exposure		Nonaccrual loans(f)(g)		Net charge-offs		Average annual net charge-off rate(h)
	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	2013	2012	2013	2012
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Home equity – senior lien	$18,743	$19,385	$943	$931	$43	$56	0.91%	1.04%
Home equity – junior lien	46,055	48,000	2,161	2,277	290	486	2.50	3.55
Prime mortgage, including option ARMs	77,626	76,256	3,479	3,445	50	134	0.26	0.71
Subprime mortgage	8,003	8,255	1,792	1,807	67	130	3.34	5.51
Auto(a)	50,552	49,913	135	163	40	33	0.32	0.28
Business banking	18,739	18,883	458	481	61	96	1.32	2.19
Student and other	11,927	12,191	80	70	57	61	1.91	1.75
Total loans, excluding PCI loans and loans held-for-sale	231,645	232,883	9,048	9,174	608	996	1.06	1.66
Loans – PCI(b)
Home equity	20,525	20,971	NA	NA	NA	NA	NA	NA
Prime mortgage	13,366	13,674	NA	NA	NA	NA	NA	NA
Subprime mortgage	4,561	4,626	NA	NA	NA	NA	NA	NA
Option ARMs	19,985	20,466	NA	NA	NA	NA	NA	NA
Total loans – PCI	58,437	59,737	NA	NA	NA	NA	NA	NA
Total loans – retained	290,082	292,620	9,048	9,174	608	996	0.85	1.31
Total consumer, excluding credit card loans	290,082	292,620	9,048	9,174	608	996	0.85	1.31
Lending-related commitments
Home equity – senior lien(c)	14,775	15,180
Home equity – junior lien(c)	20,892	21,796
Prime mortgage	5,760	4,107
Subprime mortgage	—	—
Auto	7,653	7,185
Business banking	11,048	11,092
Student and other	746	796
Total lending-related commitments	60,874	60,156
Receivables from customers(d)	123	113
Total consumer exposure, excluding credit card	351,079	352,889
Credit card
Loans retained(e)	121,865	127,993	1	1	1,082	1,386	3.55	4.40
Total credit card loans	121,865	127,993	1	1	1,082	1,386	3.55	4.40
Lending-related commitments(c)	537,455	533,018
Total credit card exposure	659,320	661,011
Total consumer credit portfolio	$1,010,399	$1,013,900	$9,049	$9,175	$1,690	$2,382	1.65%	2.21%
Memo: Total consumer credit portfolio, excluding PCI	$951,962	$954,163	$9,049	$9,175	$1,690	$2,382	1.92%	2.60%

(a)	At March 31, 2013, and December 31, 2012, excluded operating lease-related assets of $4.8 billion and $4.7 billion, respectively.

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

(f)
At March 31, 2013, and December 31, 2012, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $10.9 billion and $10.6 billion, respectively, that are 90 or more days past due; and (2) student loans insured by U.S. government agencies under the FFELP of $523 million and $525 million, respectively, that are 90 or more days past due. These amounts were excluded from nonaccrual loans as reimbursement of insured amounts are proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

(g)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(h)
Average consumer loans held-for-sale were $822 million for the three months ended March 31, 2012. This amount was excluded when calculating net charge-off rates. There were no loans held-for-sale for the three months ended March 31, 2013.

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances declined during the three months ended March 31, 2013, due to paydowns, portfolio run-off and charge-offs, partially offset by new prime mortgage and auto loan originations. Credit performance has improved across most portfolios but residential real estate charge-offs and delinquent loans remain above normal levels.
The following discussion relates to the specific loan and lending-related categories. PCI loans are generally excluded from individual loan product discussions and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, see Note 13 on pages 129–149 of this Form 10-Q.
Home equity: The Home equity portfolio at March 31, 2013, was $64.8 billion, compared with $67.4 billion at December 31, 2012. The decrease in this portfolio primarily reflected loan paydowns and charge-offs. Early-stage delinquencies showed improvement from December 31, 2012, while late stage-delinquencies were flat due, in part, to loss mitigation activities currently being undertaken and to elongated foreclosure processing timelines. Net charge-offs for both senior and junior lien home equity loans declined when compared with the same period of the prior year. Senior lien nonaccrual loans increased from December 31, 2012, while junior lien nonaccrual loans decreased.
Approximately 20% of the Firm’s home equity portfolio consists of home equity loans (“HELOANs”) and the remainder consists of home equity lines of credit (“HELOCs”). HELOANs are generally fixed-rate, closed-end, amortizing loans, with terms ranging from 3–30 years. Approximately half of the HELOANs are senior liens and the remainder are junior liens. In general, HELOCs originated by the Firm are revolving loans for a 10-year period, after which time the HELOC recasts into a fully-amortizing variable-rate loan with a 20-year amortization period. At the time of origination, the borrower typically selects one of two minimum payment options that will generally remain in effect during the revolving period: a monthly payment of 1% of the outstanding balance, or interest-only payments based on a variable index (typically Prime). HELOCs originated by Washington Mutual were generally revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term.
Of the approximately $55 billion unpaid principal balance of non-PCI HELOCs outstanding at March 31, 2013, approximately $40 billion in HELOCs are already fully amortizing, currently possess an ability to refinance, are interest-only balloon loans, or are expected to paydown or charge-off prior to recasting.  The remaining $15 billion represents borrowers who do not currently possess the ability to refinance, and are expected to experience a recast in future periods. These recasts will primarily occur from 2015 through 2017, at which time the borrower must begin to make fully-amortizing payments.  The Firm has considered this payment recast risk in its allowance for loan losses based upon the estimated amount of payment shock (i.e., the excess of the fully-amortizing payment over the interest-only payment in effect prior to recast) expected to occur at the payment recast date, along with corresponding estimated probability of default and loss severity assumptions. Certain factors, such as future developments in both unemployment and home prices, could have a significant impact on the expected and/or actual performance of these loans.
The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile or when the collateral does not support the loan amount. The Firm will continue to evaluate both the near-term and longer-term repricing and recast risks inherent in its HELOC portfolio to ensure that changes in the Firm’s estimate of these incurred losses are appropriately considered in the allowance for credit losses and that the Firm’s account management practices are appropriate given the portfolio’s risk profile.
At March 31, 2013, the Firm estimated that its home equity portfolio contained approximately $2.8 billion of current junior lien loans where the borrower has a first mortgage loan that is either delinquent or has been modified (“high-risk seconds”), compared with $3.1 billion at December 31, 2012. Such loans are considered to pose a higher risk of default than that of junior lien loans for which the senior lien is neither delinquent nor modified. The Firm estimates the balance of its total exposure to high-risk seconds on a quarterly basis using internal data, loan level credit bureau data, which typically provides the delinquency status of the senior lien, as well as information from a database maintained by one of the bank regulatory agencies. The estimated balance of these high-risk seconds may vary from quarter-to-quarter for reasons such as the movement of related senior liens in to and out of the 30+ day delinquency bucket.

Current high risk junior liens
(in billions)	Mar 31, 2013	Dec 31, 2012
Junior liens subordinate to:
Modified current senior lien	$1.0	$1.1
Senior lien 30 – 89 days delinquent	0.8	0.9
Senior lien 90 days or more delinquent(a)	1.0	1.1
Total current high risk junior liens	$2.8	$3.1

(a)
Junior liens subordinate to senior liens that are 90 days or more past due are classified as nonaccrual loans. At both March 31, 2013, and December 31, 2012, excluded approximately $100 million of junior liens that are performing but not current, which were also placed on nonaccrual in accordance with the regulatory guidance.

Of the estimated $2.8 billion of high-risk junior liens at March 31, 2013, the Firm owns approximately 5% and services approximately 30% of the related senior lien loans to the same borrowers. The performance of the Firm’s junior lien loans is generally consistent regardless of whether the Firm owns, services or does not own or service the senior lien. The increased probability of default associated with these higher-risk junior lien loans was considered in estimating the allowance for loan losses.
Mortgage: Mortgage loans at March 31, 2013, including prime, subprime and loans held-for-sale, were $85.6 billion, compared with $84.5 billion at December 31, 2012. The mortgage portfolio increased during the quarter as prime mortgage originations outpaced paydowns, portfolio run-off and the charge-off or liquidation of delinquent loans. Net charge-offs decreased from the same period of the prior year, as a result of improvement in delinquencies, but remained elevated.
Prime mortgages, including option adjustable-rate mortgages (“ARMs”), were $77.6 billion at March 31, 2013, compared with $76.3 billion at December 31, 2012. These loans increased as prime mortgage originations exceeded charge-off or liquidation of delinquent loans, paydowns, and portfolio run-off of option ARM loans. Excluding loans insured by U.S. government agencies, both early-stage and late-stage delinquencies showed improvement during the three months ended March 31, 2013. Nonaccrual loans were flat compared with the prior quarter and remain elevated as a result of ongoing foreclosure processing delays. Net charge-offs continued to improve, as a result of improvement in delinquencies.
Option ARM loans, which are included in the prime mortgage portfolio, were $6.3 billion and $6.5 billion and represented 8% and 9% of the prime mortgage portfolio at March 31, 2013, and December 31, 2012, respectively. The decrease in option ARM loans resulted from portfolio run-off. As of March 31, 2013, approximately 6% of option ARM borrowers were delinquent, 1% were making interest-only or negatively amortizing payments, and 93% were making amortizing payments (such payments are not necessarily fully amortizing). Approximately 84% of borrowers within the portfolio are subject to risk of payment shock due to future payment recast, as only a limited number of these loans have been modified. The cumulative amount of unpaid interest added to the unpaid principal balance due to negative amortization of option ARMs was not material at either March 31, 2013, or December 31, 2012. The Firm estimates the following balances of option ARM loans will undergo a payment recast that results in a payment increase: $482 million in 2013, $971 million in 2014 and $725 million in 2015. Default rates generally increase when payment recast results in a payment increase. However, as the Firm’s option ARM loans, other than those held in the PCI portfolio, are primarily loans with lower LTV ratios and higher borrower FICO scores, it is possible that many of these borrowers will be able to refinance into a lower rate product, which would reduce this payment recast risk. Accordingly, the Firm expects substantially lower losses on this portfolio when compared with the PCI option ARM portfolio. To date, losses realized on option ARM loans that have undergone payment recast have been immaterial and consistent with the Firm’s expectations. The option ARM portfolio was acquired by the Firm as part of the Washington Mutual transaction.
Subprime mortgages at March 31, 2013, were $8.0 billion, compared with $8.3 billion at December 31, 2012. The decrease was due to portfolio run-off and the charge-off or liquidation of delinquent loans. Early-stage and late-stage delinquencies as well as nonaccrual loans have improved from December 31, 2012, but remain at elevated levels. Net charge-offs decreased from the prior year.
Auto: Auto loans at March 31, 2013, were $50.6 billion, compared with $49.9 billion at December 31, 2012. Loan balances increased due to new originations partially offset by paydowns and payoffs. Delinquent and nonaccrual loans improved compared with December 31, 2012. Net charge-offs increased from the prior year, but loss levels are considered low as a result of favorable trends in both loss frequency and loss severity, mainly due to enhanced underwriting standards and a strong used car market. The auto loan portfolio reflected a high concentration of prime-quality credits.
Business banking: Business banking loans at March 31, 2013, decreased to $18.7 billion from $18.9 billion at December 31, 2012. Delinquent loans were flat while nonaccrual loans improved from December 31, 2012. Net charge-offs declined from the prior year due to favorable trends in the credit environment.
Student and other: Student and other loans at March 31, 2013, were $11.9 billion, compared with $12.2 billion at December 31, 2012. The decrease was primarily due to paydowns and charge-offs of student loans. Other loans primarily include other secured and unsecured consumer loans. Nonaccrual loans increased from December 31, 2012 while charge-offs decreased from the prior year.
Purchased credit-impaired loans: PCI loans at March 31, 2013, were $58.4 billion, compared with $59.7 billion at December 31, 2012. This portfolio represents loans acquired in the Washington Mutual transaction, which were recorded at fair value at the time of acquisition. PCI HELOCs originated by Washington Mutual were generally revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term. Substantially all undrawn HELOCs within the revolving period have been closed.
During the three months ended March 31, 2013, no change in impairment was recognized in connection with the Firm’s review of the PCI portfolios’ expected cash flows. At both March 31, 2013, and December 31, 2012, the allowance for loan losses for the home equity, prime mortgage, option ARM and subprime mortgage PCI portfolios was

$1.9 billion, $1.9 billion, $1.5 billion and $380 million, respectively.
As of March 31, 2013, approximately 26% of the option ARM PCI loans were delinquent and 49% have been modified into fixed-rate, fully amortizing loans. Substantially all of the remaining loans are making amortizing payments, although such payments are not necessarily fully amortizing; in addition, substantially all of these loans are subject to the risk of payment shock due to future payment recast. Default rates generally increase on option ARM loans when payment recast results in a payment increase. The expected increase in default rates is considered in the Firm’s quarterly estimates of expected cash flows for the PCI portfolio. The cumulative amount of unpaid interest added to the unpaid principal balance of the option ARM PCI pool was $854 million and $879 million at March 31, 2013, and December 31, 2012, respectively. The Firm estimates the following balances of option ARM PCI loans will undergo a payment recast that results in a payment increase: $119 million in 2013, $522 million in 2014, and $802 million in 2015.
The following table provides a summary of lifetime principal loss estimates included in both the nonaccretable difference and the allowance for loan losses. Lifetime principal loss estimates were relatively unchanged from December 31, 2012, to March 31, 2013. Principal charge-offs will not be recorded on these pools until the nonaccretable difference has been fully depleted.

Summary of lifetime principal loss estimates
	Lifetime loss estimates(a)		LTD liquidation losses(b)
(in billions)	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
Home equity	$14.9	$14.9	$11.7	$11.5
Prime mortgage	4.1	4.2	3.0	2.9
Subprime mortgage	3.6	3.6	2.3	2.2
Option ARMs	11.3	11.3	8.1	8.0
Total	$33.9	$34.0	$25.1	$24.6

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses only plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses only was $5.4 billion and $5.8 billion at March 31, 2013, and December 31, 2012, respectively.

(b)	Life-to-date (“LTD”) liquidation losses represent both realization of loss upon loan resolution and any principal forgiven upon modification.

Geographic composition of residential real estate loans
At both March 31, 2013, and December 31, 2012, California had the greatest concentration of residential real estate loans with 24% of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans. Of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans, $73.7 billion, or 55%, were concentrated in California, New York, Arizona, Florida and Michigan at March 31, 2013, compared with $74.1 billion, or 54%, at December 31, 2012. The unpaid principal balance of PCI loans concentrated in these five states represented 72% of total PCI loans at both March 31, 2013, and December 31, 2012.
Current estimated LTVs of residential real estate loans
The current estimated average LTV ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 79% at March 31, 2013, compared with 81% at December 31, 2012. Excluding mortgage loans insured by U.S. government agencies and PCI loans, 17% of the retained portfolio had a current estimated LTV ratio greater than 100%, and 6% of the retained portfolio had a current estimated LTV ratio greater than 125% at March 31, 2013, compared with 20% and 8%, respectively, at December 31, 2012. Although home prices have begun to slowly recover, the decline in home prices from 2007 has had a significant impact on the collateral values underlying the Firm’s residential real estate loan portfolio. In general, the delinquency rate for loans with high LTV ratios is greater than the delinquency rate for loans in which the borrower has equity in the collateral. While a large portion of the loans with current estimated LTV ratios greater than 100% continue to pay and are current, the continued willingness and ability of these borrowers to pay remains a risk.

The following table presents the current estimated LTV ratios, as well as the ratios of the carrying value of the underlying loans to the current estimated collateral value, with respect to the Firm’s PCI loans. Because such loans were initially measured at fair value, the ratios of the carrying value to the current estimated collateral value will be lower than the current estimated LTV ratios, which are based on the unpaid principal balances. The estimated collateral values used to calculate these ratios do not represent actual appraised loan-level collateral values; as such, the resulting ratios are necessarily imprecise and should therefore be viewed as estimates.

LTV ratios and ratios of carrying values to current estimated collateral values – PCI loans
	March 31, 2013					December 31, 2012
(in millions, except ratios)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)
Home equity	$21,743	107%	(b)	$18,617	91%	$22,343	111%	(b)	$19,063	95%
Prime mortgage	13,491	99		11,437	84	13,884	104		11,745	88
Subprime mortgage	6,180	104		4,181	70	6,326	107		4,246	72
Option ARMs	21,964	97		18,491	82	22,591	101		18,972	85

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

(c)
Net carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition and is also net of the allowance for loan losses of $1.9 billion for home equity, $1.9 billion for prime mortgage, $1.5 billion for option ARMs, and $380 million for subprime mortgage at both March 31, 2013, and December 31, 2012.

The current estimated average LTV ratios were 105% and 120% for California and Florida PCI loans, respectively, at March 31, 2013, compared with 110% and 125%, respectively, at December 31, 2012. Average LTV ratios have declined consistent with recent improvement in home prices. Although prices have improved, home prices in California and Florida are still lower than at the peak of the housing market, which continues to negatively contribute to current estimated average LTV ratios and the ratio of net carrying value to current estimated collateral value for loans in the PCI portfolio. Of the PCI portfolio, 49% had a current estimated LTV ratio greater than 100%, and 20% had a current LTV ratio of greater than 125% at March 31, 2013, compared with 55% and 24%, respectively, at December 31, 2012.
While the current estimated collateral value is greater than the net carrying value of PCI loans, the ultimate performance of this portfolio is highly dependent on borrowers’ behavior and ongoing ability and willingness to continue to make payments on homes with negative equity, as well as on the cost of alternative housing. For further information on the geographic composition and current estimated LTVs of residential real estate – non-PCI and PCI loans, see Note 13 on pages 129–149 of this Form 10-Q.

Loan modification activities – residential real estate loans
For both the Firm’s on–balance sheet loans and loans serviced for others, nearly 1.5 million mortgage modifications have been offered to borrowers and approximately 654,000 have been approved since the beginning of 2009. Of these, approximately 644,000 have achieved permanent modification as of March 31, 2013. Of the remaining modifications offered, 14% are in a trial period or still being reviewed for a modification, while 86% have dropped out of the modification program or otherwise were deemed not eligible for final modification.
The Firm is participating in the U.S. Treasury’s Making Home Affordable (“MHA”) programs and is continuing to offer its other loss-mitigation programs to financially distressed borrowers who do not qualify for the U.S. Treasury’s programs. The MHA programs include the Home Affordable Modification Program (“HAMP”) and the Second Lien Modification Program (“2MP”). The Firm’s other loss-mitigation programs for troubled borrowers who do not qualify for HAMP include the traditional modification programs offered by the GSEs and other governmental agencies, as well as the Firm’s proprietary modification programs, which include concessions similar to those offered under HAMP and 2MP but with expanded eligibility criteria. In addition, the Firm has offered specific targeted modification programs to higher risk borrowers, many of whom were current on their mortgages prior to modification. For further information about how loans are modified, see Note 13, Loan modifications, on pages 136–141 of this Form 10-Q.

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
The primary indicator used by management to monitor the success of the modification programs is the rate at which the modified loans redefault. Modification redefault rates are affected by a number of factors, including the type of loan modified, the borrower’s overall ability and willingness to repay the modified loan and macroeconomic factors. Reduction in payment size for a borrower continues to be the most significant driver in improving redefault rates.
The performance of modified loans generally differs by product type and also on whether the underlying loan is in the PCI portfolio, due both to differences in credit quality and in the types of modifications provided. Performance metrics for modifications to the residential real estate portfolio, excluding PCI loans, that have been seasoned more than six months show weighted average redefault rates of 19% for senior lien home equity, 17% for junior lien home equity, 14% for prime mortgages including option ARMs, and 24% for subprime mortgages. The cumulative performance metrics for modifications to the PCI residential real estate portfolio seasoned more than six months show weighted average redefault rates of 18% for home equity, 16% for prime mortgages, 14% for option ARMs and 27% for subprime mortgages. The favorable performance of the option ARM modifications is the result of a targeted proactive program which fixes the borrower’s payment at the current level. The cumulative redefault rates reflect the performance of modifications completed under both HAMP and the Firm’s proprietary modification programs from October 1, 2009, through March 31, 2013.
The following table presents information as of March 31, 2013, and December 31, 2012, relating to modified on–balance sheet residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. Modifications of PCI loans continue to be accounted for and reported as PCI loans, and the impact of the modification is incorporated into the Firm’s quarterly assessment of estimated future cash flows. Modifications of consumer loans other than PCI loans are generally accounted for and reported as troubled debt restructurings (“TDRs”). For further information on TDRs for the three months ended March 31, 2013 and 2012, see Note 13 on pages 129–149 of this Form 10-Q.

Modified residential real estate loans
	March 31, 2013		December 31, 2012
(in millions)	On–balance sheet loans	Nonaccrual on–balance sheet loans(d)	On–balance sheet loans	Nonaccrual on–balance sheet loans(d)
Modified residential real estate loans, excluding PCI loans(a)(b)
Home equity – senior lien	$1,155	$659	$1,092	$607
Home equity – junior lien	1,286	670	1,223	599
Prime mortgage, including option ARMs	7,223	2,045	7,118	1,888
Subprime mortgage	3,843	1,361	3,812	1,308
Total modified residential real estate loans, excluding PCI loans	$13,507	$4,735	$13,245	$4,402
Modified PCI loans(c)
Home equity	$2,510	NA	$2,302	NA
Prime mortgage	7,284	NA	7,228	NA
Subprime mortgage	4,437	NA	4,430	NA
Option ARMs	13,974	NA	14,031	NA
Total modified PCI loans	$28,205	NA	$27,991	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At March 31, 2013, and December 31, 2012, $7.2 billion and $7.5 billion, respectively, of loans permanently modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 15 on pages 151–158 of this Form 10-Q.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
As of March 31, 2013, and December 31, 2012, nonaccrual loans included $3.2 billion and $2.9 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status, see Note 13 on pages 129–149 of this Form 10-Q.

Nonperforming assets
The following table presents information as of March 31, 2013, and December 31, 2012, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	Mar 31, 2013	Dec 31, 2012
Nonaccrual loans(b)
Home equity – senior lien	$943	$931
Home equity – junior lien	2,161	2,277
Prime mortgage, including option ARMs	3,479	3,445
Subprime mortgage	1,792	1,807
Auto	135	163
Business banking	458	481
Student and other	80	70
Total nonaccrual loans	9,048	9,174
Assets acquired in loan satisfactions
Real estate owned	635	647
Other	40	37
Total assets acquired in loan satisfactions	675	684
Total nonperforming assets	$9,723	$9,858

(a)
At March 31, 2013, and December 31, 2012, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $10.9 billion and $10.6 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $1.7 billion and $1.6 billion, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $523 million and $525 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

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

Nonaccrual loans: Total consumer, excluding credit card, nonaccrual loans were $9.0 billion at March 31, 2013, compared with $9.2 billion at December 31, 2012.
Nonaccrual loans in the residential real estate portfolio totaled $8.4 billion at March 31, 2013, of which 40% were greater than 150 days past due, compared with nonaccrual residential real estate loans of $8.5 billion at December 31, 2012, of which 42% were greater than 150 days past due. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 52% to estimated net realizable value of the collateral at both March 31, 2013, and December 31, 2012, respectively. The elongated foreclosure processing timelines are expected to continue to result in elevated levels of nonaccrual loans in the residential real estate portfolios.
Modified loans have also contributed to the elevated level of nonaccrual loans, since the Firm’s policy requires modified loans that are on nonaccrual status to remain on nonaccrual status until payment is reasonably assured and the borrower has made a minimum of six payments under the modified terms. At March 31, 2013, and December 31, 2012, modified residential real estate loans of $4.7 billion and $4.4 billion, respectively, were classified as nonaccrual loans.
Real estate owned (“REO”): REO assets are managed for prompt sale and disposition at the best possible economic value. REO assets are those individual properties where the Firm receives the property in satisfaction of a debt (e.g., by taking legal title or physical possession). The Firm generally recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure transaction with the borrower. REO assets, excluding those insured by U.S. government agencies, decreased by $12 million from $647 million at December 31, 2012, to $635 million at March 31, 2013.
Mortgage servicing-related matters
The financial crisis resulted in unprecedented levels of delinquencies and defaults of 1-4 family residential real estate loans. Such loans required varying degrees of loss mitigation activities. It is the Firm’s goal that foreclosure in these situations be a last resort, and accordingly, the Firm has made, and continues to make, significant efforts to help borrowers stay in their homes. Since the third quarter of 2010, the Firm has prevented two foreclosures for every foreclosure completed; foreclosure-prevention methods include loan modification, short sales and other means.
The Firm has a well-defined foreclosure prevention process when a borrower fails to pay on his or her loan. The Firm attempts to contact the borrower multiple times and in various ways in an effort to pursue home retention or other options other than foreclosure. In addition, if the Firm is unable to contact a borrower, the Firm completes various reviews of the borrower’s facts and circumstances before a foreclosure sale is completed. The delinquency period for the average borrower at the time of foreclosure over the last year has been approximately 25 months.
The high volume of delinquent and defaulted mortgages experienced by the Firm has placed a significant amount of stress on the Firm’s servicing operations. The Firm has entered into a global settlement with certain federal and state agencies and Consent Orders with its banking regulators with respect to various mortgage servicing, loss mitigation and foreclosure process-related matters as further discussed below. The GSEs also impose compensatory fees on its mortgage servicers, including the Firm, if such servicers are unable to comply with the foreclosure timetables mandated by the GSEs. The Firm has incurred, and is continuing to incur, compensatory fees, which are reported in default servicing expense. To address its underlying mortgage servicing, loss mitigation and foreclosure process issues, the Firm has made significant changes to its mortgage operations, which will enable it to continue working towards complying with the Consent Orders and the global settlement and enhance its ability to comply with the foreclosure timetables mandated by the GSEs.
On April 22, 2013, the OCC issued guidance regarding the obligation of servicers to track loans scheduled for foreclosure sale within 60 days and to confirm certain information prior to proceeding with the scheduled sale. The Firm is reviewing its practices in response to this guidance.
Global settlement with federal and state agencies: On February 9, 2012, the Firm announced that it had agreed to a settlement in principle (the “global settlement”) with a number of federal and state government agencies, including the U.S. Department of Justice, the U.S. Department of Housing and Urban Development, the Consumer Financial Protection Bureau and the State Attorneys General, relating to the servicing and origination of mortgages. The global settlement, which became effective on April 5, 2012, required the Firm to, among other things: (i) make cash payments of approximately $1.1 billion, a portion of which will be set aside for payments to borrowers (“Cash Settlement Payment”); (ii) provide approximately $500 million of refinancing relief to certain “underwater” borrowers whose loans are owned and serviced by the Firm (“Refi Program”); and (iii) provide approximately $3.7 billion of additional relief for certain borrowers, including reductions of principal on first and second liens, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners (“Consumer Relief Program”). The Cash Settlement Payment was made on April 13, 2012, and all refinancings required under the Refi Program were completed as of December 31, 2012. Satisfaction of the Consumer Relief Program and the Refi Program requirements under the global settlement is subject to certification by the Office of Mortgage Settlement Oversight.
The first and second lien loan modifications provided for in the Consumer Relief Program typically involve principal reductions for borrowers who have negative equity in their homes and who are experiencing financial difficulty. These loan modifications are primarily executed under the terms of either MHA (e.g., HAMP, 2MP) or one of the Firm’s proprietary modification programs. The Firm began to provide relief to borrowers under the Consumer Relief Program in the first quarter of 2012 and expects to substantially complete its obligations under the Consumer Relief Program in the first half of 2013. If the Firm does not meet certain targets set forth in the global settlement for providing borrower relief under the Consumer Relief Program within certain prescribed time periods, the Firm must instead make additional cash payments.
As the Firm continues to provide relief to borrowers under the Consumer Relief Program, the Firm receives credits that reduce its remaining obligation under this program. The Firm expects to file its next quarterly report concerning its compliance with the global settlement with the Office of

Mortgage Settlement Oversight in May of 2013. The report will include information regarding relief provided to borrowers under the Consumer Relief Program, as well as credits asserted by the Firm under the global settlement.
The global settlement also requires the Firm to adhere to certain enhanced mortgage servicing standards. The servicing standards include, among other items, the following enhancements to the Firm’s servicing of loans: a pre-foreclosure notice to all borrowers, which will include account information, holder status, and loss mitigation steps taken; enhancements to payment application and collections processes; strengthening procedures for filings in bankruptcy proceedings; deploying specific restrictions on the “dual track” of foreclosure and loss mitigation; standardizing the process for appeal of loss mitigation denials; and implementing certain restrictions on fees, including the waiver of certain fees while a borrower’s loss mitigation application is being evaluated. The Firm believes it has implemented substantially all of the prescribed servicing standards’ recommendations within the required timeframes and these recommendations are being reviewed by the regulators.
Consent Orders: During the second quarter of 2011, the Firm entered into Consent Orders (“Orders”) with banking regulators relating to its residential mortgage servicing, foreclosure and loss-mitigation activities. In the Orders, the regulators have mandated significant changes to the Firm’s servicing and default business and outlined requirements to implement these changes. The Firm submitted comprehensive action plans to the regulators, which set forth the steps necessary to ensure the Firm’s residential mortgage servicing, foreclosure and loss-mitigation activities are conducted in accordance with the requirements of the Orders. The plans were approved and the Firm has implemented a number of corrective actions and made significant progress with respect to the following:

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
Pursuant to the Orders, the Firm had retained an independent consultant to conduct a review of its residential foreclosure actions during the period from January 1, 2009, through December 31, 2010 (including foreclosure actions brought in respect of loans being serviced), and to remediate any errors or deficiencies identified by the independent consultant. On January 7, 2013, the Firm announced that it and a number of other financial institutions had entered into a settlement agreement with the OCC and the Federal Reserve providing for the termination of such Independent Foreclosure Review programs. On February 28, 2013, the Firm entered into an Amended Consent Order with the regulators reflecting the settlement of the Independent Foreclosure Review. As a result of this settlement, the independent consultant is no longer conducting a look-back review of residential foreclosure actions. The Firm has made total cash payments of approximately $750 million into a settlement fund for distribution to qualified borrowers. The Firm has also committed an additional $1.2 billion to foreclosure prevention actions, which will be fulfilled through credits given to the Firm for modifications, short sales and other specified types of borrower relief. Foreclosure prevention actions that earn credit under the Independent Foreclosure Review settlement are in addition to actions taken by the Firm to earn credit under the Consumer Relief Program of the global settlement. The estimated impact of the foreclosure prevention actions required under the Independent Foreclosure Review settlement has been considered in the Firm’s allowance for loan losses. The Firm recognized a pretax charge of approximately $700 million in the fourth quarter of 2012 related to the Independent Foreclosure Review settlement. For additional information on Mortgage servicing-related matters, see pages 146–148 of JPMorgan Chase’s 2012 Annual Report.

Credit Card
Total credit card loans were $121.9 billion at March 31, 2013, a decrease of $6.1 billion from December 31, 2012, due to seasonality and higher repayment rates.
For the retained credit card portfolio, the 30+ day delinquency rate decreased to 1.94% at March 31, 2013, from 2.10% at December 31, 2012. For the three months ended March 31, 2013 and 2012, the net charge-off rates were 3.55% and 4.40%, respectively. Charge-offs have improved compared to a year ago as a result of continued improvement in delinquent loans. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification. The greatest geographic concentration of credit card retained loans is in California, which represented 13% of total retained loans at both March 31, 2013, and December 31, 2012. Loan concentration for the top five states of California, New York, Texas, Florida and Illinois consisted of $50.1 billion in receivables, or 41% of the retained loan portfolio, at March 31, 2013, compared with $52.3 billion, or 41%, at December 31, 2012.
Modifications of credit card loans
At March 31, 2013, and December 31, 2012, the Firm had $4.3 billion and $4.8 billion, respectively, of credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms because the cardholder did not comply with the modified payment terms. The decrease in modified credit card loans outstanding from December 31, 2012, was attributable to a reduction in new modifications as well as ongoing payments and charge-offs on previously modified credit card loans.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged-off. However, the Firm establishes an allowance, which is offset against loans and charged to interest income, for the estimated uncollectible portion of accrued interest and fee income.
For additional information about loan modification programs to borrowers, see Consumer Credit Portfolio on pages 56–65 and Note 13 on pages 129–149 of this Form 10-Q.

WHOLESALE CREDIT PORTFOLIO
As of March 31, 2013, wholesale exposure (CIB, CB, and AM) continues to experience a favorable credit environment and stable credit trends with low levels of criticized exposure, nonaccrual loans and charge-offs. Wholesale exposure increased by $6.2 billion from December 31, 2012, primarily driven by increases of $6.3 billion in receivables from customers and $3.8 billion in loans. These increases were partially offset by a $4.4 billion decrease in derivative receivables. The decrease in derivative receivables was primarily due to the increase in interest rates and depreciation of certain currencies against the U.S. dollar. These changes resulted in reductions to interest rate and foreign exchange contracts, partially offset by increased equity and credit derivative receivables.

Wholesale credit portfolio
	Credit exposure		Nonperforming(d)
(in millions)	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
Loans retained	$310,582	$306,222	$1,247	$1,434
Loans held-for-sale	4,196	4,406	43	18
Loans at fair value	2,161	2,555	87	93
Loans – reported	316,939	313,183	1,377	1,545
Derivative receivables	70,609	74,983	412	239
Receivables from customers and other(a)	29,988	23,648	—	—
Total wholesale credit-related assets	417,536	411,814	1,789	1,784
Lending-related commitments(b)	435,281	434,814	244	355
Total wholesale credit exposure	$852,817	$846,628	$2,033	$2,139
Credit Portfolio Management derivatives notional, net(c)	$(24,968)	$(27,447)	$(10)	$(25)
Liquid securities and other cash collateral held against derivatives	(13,837)	(15,201)	NA	NA

(a)
Receivables from customers and other primarily includes margin loans to prime and retail brokerage customers; these are classified in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(b)
Includes amounts for certain non-legally binding lines of credit that the Firm can reduce or cancel by providing the borrower notice or, in some cases, without notice as permitted by law. For further information on lending-related financial instruments please see Note 21 on pages 166–170 of this Form 10-Q and Note 29 on pages 308–315 of JPMorgan Chase’s 2012 Annual Report.

(c)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Excludes the synthetic credit portfolio. For additional information, see Credit derivatives on pages 72–73, and Note 5 on pages 109–119 of this Form 10-Q.

(d)	Excludes assets acquired in loan satisfactions. For additional information on assets acquired in loan satisfactions, see page 70 of this Form 10-Q.

The following tables present summaries of the maturity and ratings profiles of the wholesale credit portfolio as of March 31, 2013, and December 31, 2012. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(e)				Ratings profile
March 31, 2013	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$119,807	$118,027	$72,748	$310,582	$220,121	$90,461	$310,582	71%
Derivative receivables				70,609			70,609
Less: Liquid securities and other cash collateral held against derivatives				(13,837)			(13,837)
Total derivative receivables, net of all collateral	12,220	19,712	24,840	56,772	48,025	8,747	56,772	85
Lending-related commitments	167,510	259,552	8,219	435,281	351,024	84,257	435,281	81
Subtotal	299,537	397,291	105,807	802,635	619,170	183,465	802,635	77
Loans held-for-sale and loans at fair value(a)				6,357			6,357
Receivables from customers and other				29,988			29,988
Total exposure – net of liquid securities and other cash collateral held against derivatives				$838,980			$838,980
Credit Portfolio Management derivatives net notional:
By counterparty ratings profile(b)(c)	$(1,577)	$(10,970)	$(12,421)	$(24,968)	$(25,037)	$69	$(24,968)	100%
By reference entity ratings profile(b)(d)	NA	NA	NA	NA	$(22,370)	$(2,598)	$(24,968)	90%

	Maturity profile(c)				Ratings profile
December 31, 2012	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$115,227	$117,673	$73,322	$306,222	$214,446	$91,776	$306,222	70%
Derivative receivables				74,983			74,983
Less: Liquid securities and other cash collateral held against derivatives				(15,201)			(15,201)
Total derivative receivables, net of all collateral	11,793	25,055	22,934	59,782	50,069	9,713	59,782	84
Lending-related commitments	164,327	261,261	9,226	434,814	347,316	87,498	434,814	80
Subtotal	291,347	403,989	105,482	800,818	611,831	188,987	800,818	76
Loans held-for-sale and loans at fair value(a)				6,961			6,961
Receivables from customers and other				23,648			23,648
Total exposure – net of liquid securities and other cash collateral held against derivatives				$831,427			$831,427
Credit Portfolio Management derivatives net notional:
By counterparty ratings profile(b)(c)	$(1,579)	$(16,475)	$(9,393)	$(27,447)	$(27,507)	$60	$(27,447)	100%
By reference entity ratings profile(b)(d)	NA	NA	NA	NA	$(24,622)	$(2,825)	$(27,447)	90%

(a)	Represents loans held-for-sale primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not qualify for hedge accounting under U.S. GAAP. Excludes the synthetic credit portfolio.

(c)
The notional amounts are presented on a net basis by each derivative counterparty and the ratings profile shown is based on the ratings of those counterparties. The counterparties to these positions are predominately investment-grade banks and finance companies.

(d)	The notional amounts are presented on a net basis by underlying reference entity and the ratings profile shown is based on the ratings of the reference entity on which protection has been purchased.

(e)
The maturity profiles of retained loans and lending-related commitments are based on the remaining contractual maturity. The maturity profiles of derivative receivables are based on the maturity profile of average exposure. For further discussion of average exposure, see Derivative receivables on pages 156–159 of JPMorgan Chase’s 2012 Annual Report.

Wholesale credit exposure – selected industry exposures
The Firm focuses on the management and diversification of its industry exposures, with particular attention paid to industries with actual or potential credit concerns. Exposures deemed criticized align with the banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, decreased by 6% to $14.7 billion at March 31, 2013, from $15.6 billion at December 31, 2012, primarily due to repayments and sales.

Below are summaries of the top 25 industry exposures as of March 31, 2013, and December 31, 2012.

						Selected metrics
						30 days or more past due and accruing loans	Year-to-date net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade(d)
As of or for the three months ended	Credit exposure(c)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
March 31, 2013
(in millions)
Top 25 industries(a)
Real Estate	$77,274	$52,167	$21,016	$3,523	$568	$166	$(1)	$(40)	$(371)
Banks & Finance Cos	75,297	57,011	17,688	592	6	14	(7)	(3,100)	(5,501)
Healthcare	46,333	39,446	6,377	503	7	246	—	(229)	(393)
Oil & Gas	45,407	32,609	12,355	432	11	13	13	(220)	(147)
State & Municipal Govt(b)	39,589	38,405	1,015	56	113	255	—	(185)	(208)
Asset Managers	34,902	28,598	6,100	204	—	71	—	—	(2,607)
Consumer Products	32,845	21,243	10,815	773	14	13	—	(370)	(2)
Utilities	29,105	24,897	3,945	252	11	—	32	(412)	(347)
Retail & Consumer Services	25,077	15,991	8,270	786	30	14	—	(25)	(1)
Central Govt	20,964	20,502	418	44	—	—	—	(10,814)	(1,294)
Transportation	19,709	15,274	4,153	236	46	6	—	(71)	(1)
Technology	18,764	12,970	5,210	564	20	1	—	(456)	(2)
Machinery & Equipment Mfg	18,704	11,040	7,211	444	9	1	—	(91)	—
Metals/Mining	17,896	10,237	7,218	380	61	3	—	(488)	(63)
Securities Firms & Exchanges	14,665	13,482	1,159	22	2	4	—	(213)	(123)
Business Services	13,708	7,351	6,043	280	34	9	7	—	—
Media	13,512	7,484	5,432	482	114	7	—	(169)	(7)
Insurance	13,349	10,801	2,289	62	197	—	—	(135)	(1,544)
Building Materials/Construction	12,754	5,938	5,988	825	3	14	—	(88)	(10)
Telecom Services	11,744	7,894	2,887	957	6	—	—	(139)	—
Automotive	11,372	6,336	4,849	186	1	—	—	(492)	—
Chemicals/Plastics	10,744	6,613	3,969	141	21	6	1	(55)	(65)
Aerospace/Defense	6,830	5,565	1,238	26	1	—	—	(167)	(1)
Leisure	6,538	3,008	2,764	503	263	—	—	(25)	(22)
Agriculture/Paper Mfg	6,473	3,843	2,605	24	1	24	—	—	—
All other	192,917	172,218	19,854	481	364	1,063	(10)	(6,984)	(1,128)
Subtotal	$816,472	$630,923	$170,868	$12,778	$1,903	$1,930	$35	$(24,968)	$(13,837)
Loans held-for-sale and loans at fair value	6,357
Receivables from customers and other	29,988
Total	$852,817

						Selected metrics
						30 days or more past due and accruing loans	Full year net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade(d)
As of or for the year ended	Credit exposure(c)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2012
(in millions)
Top 25 industries(a)
Real Estate	$76,198	$50,103	$21,503	$4,067	$525	$391	$54	$(41)	$(509)
Banks & Finance Cos	73,318	55,805	16,928	578	7	20	(34)	(3,524)	(6,027)
Healthcare	48,487	41,146	6,761	569	11	38	9	(238)	(459)
Oil & Gas	42,563	31,258	11,012	270	23	9	—	(155)	(101)
State & Municipal Govt(b)	41,821	40,562	1,093	52	114	28	2	(186)	(221)
Asset Managers	31,474	26,283	4,987	204	—	46	—	—	(2,714)
Consumer Products	32,778	21,428	10,473	868	9	2	(16)	(275)	(12)
Utilities	29,533	24,917	4,257	175	184	2	15	(315)	(368)
Retail & Consumer Services	25,597	16,100	8,763	700	34	20	(11)	(37)	(1)
Central Govt	21,223	20,678	484	61	—	—	—	(11,620)	(1,154)
Transportation	19,827	15,128	4,353	283	63	5	2	(82)	(1)
Technology	18,488	12,089	5,683	696	20	—	1	(226)	—
Machinery & Equipment Mfg	18,504	10,228	7,827	444	5	—	2	(23)	—
Metals/Mining	20,958	12,912	7,608	406	32	8	(1)	(409)	(126)
Securities Firms & Exchanges	5,756	4,096	1,612	46	2	—	—	(171)	(183)
Business Services	13,577	7,172	6,132	232	41	9	23	(10)	—
Media	16,007	7,473	7,754	517	263	2	(218)	(93)	(8)
Insurance	14,446	12,156	2,119	171	—	2	(2)	(143)	(1,729)
Building Materials/Construction	12,377	5,690	5,892	791	4	8	1	(114)	(11)
Telecom Services	12,239	7,792	3,244	1,200	3	5	1	(229)	—
Automotive	11,511	6,447	4,963	101	—	—	—	(530)	—
Chemicals/Plastics	11,591	7,234	4,172	169	16	18	2	(55)	(74)
Aerospace/Defense	6,702	5,518	1,150	33	1	—	—	(141)	—
Leisure	7,748	3,160	3,724	551	313	—	(13)	(63)	(24)
Agriculture/Paper Mfg	7,729	5,029	2,657	42	1	5	—	—	—
All other	195,567	174,264	20,562	384	357	1,478	5	(8,767)	(1,479)
Subtotal	$816,019	$624,668	$175,713	$13,610	$2,028	$2,096	$(178)	$(27,447)	$(15,201)
Loans held-for-sale and loans at fair value	6,961
Receivables from customers and other	23,648
Total	$846,628

(a)
The industry rankings presented in the table as of December 31, 2012, are based on the industry rankings of the corresponding exposures at March 31, 2013, not actual rankings of such exposures at December 31, 2012.

(b)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) noted above, the Firm held at March 31, 2013, and December 31, 2012 $19.6 billion and $18.2 billion, respectively, of trading securities and $21.0 billion and $21.7 billion, respectively, of AFS securities issued by U.S. state and municipal governments. For further information, see Note 3 and Note 11 on pages 96–107 and 123–126, respectively, of this Form 10-Q.

(c)
Credit exposure is net of risk participations and excludes the benefit of “Credit Portfolio Management derivatives net notional” held against derivative receivables or loans and “Liquid securities and other cash collateral held against derivative receivables”.

(d)	Exposures deemed criticized correspond to special mention, substandard and doubtful categories as defined by bank regulatory agencies.

(e)
Represents the net notional amounts of protection purchased and sold through credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. The all other category includes purchased credit protection on certain credit indices. Credit Portfolio Management derivatives excludes the synthetic credit portfolio.

The following tables present the geographic distribution of wholesale credit exposure including nonperforming assets and past due loans as of March 31, 2013, and December 31, 2012. The geographic distribution of the wholesale portfolio is determined based predominantly on the domicile (legal residence) of the borrower. For further information on Country Risk Management, see pages 81–83 of this Form 10-Q.

	Credit exposure				Nonperforming				Assets acquired in loan satisfactions	30 days or more past due and accruing loans
March 31, 2013	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives	Lending-related commitments	Total non- performing credit exposure
(in millions)
Europe/Middle East/Africa	$45,056	$73,053	$36,768	$154,877	$3	$5	$12	$20	$6	$102
Asia/Pacific	33,218	23,820	8,600	65,638	43	8	—	51	—	14
Latin America/Caribbean	29,435	28,590	4,472	62,497	73	—	4	77	—	380
Canada and Other North America	3,045	6,902	1,272	11,219	—	—	—	—	—	6
Total non-U.S.	110,754	132,365	51,112	294,231	119	13	16	148	6	502
Total U.S.	199,828	302,916	19,497	522,241	1,128	399	228	1,755	65	1,428
Loans held-for-sale and loans at fair value	6,357	—	—	6,357	130	NA	—	130	NA	—
Receivables from customers and other	—	—	—	29,988	—	NA	NA	—	NA	—
Total	$316,939	$435,281	$70,609	$852,817	$1,377	$412	$244	$2,033	$71	$1,930

	Credit exposure				Nonperforming				Assets acquired in loan satisfactions	30 days or more past due and accruing loans
December 31, 2012	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives	Lending-related commitments	Total non- performing credit exposure
(in millions)
Europe/Middle East/Africa	$40,760	$75,706	$35,561	$152,027	$13	$8	$15	$36	$9	$131
Asia/Pacific	30,287	22,919	10,557	63,763	13	—	—	13	—	18
Latin America/Caribbean	30,322	26,438	4,889	61,649	67	—	4	71	—	640
Canada and Other North America	2,987	7,653	1,418	12,058	—	—	—	—	—	14
Total non-U.S.	104,356	132,716	52,425	289,497	93	8	19	120	9	803
Total U.S.	201,866	302,098	22,558	526,522	1,341	231	336	1,908	82	1,293
Loans held-for-sale and loans at fair value	6,961	—	—	6,961	111	NA	—	111	NA	—
Receivables from customers and other	—	—	—	23,648	—	NA	NA	—	NA	—
Total	$313,183	$434,814	$74,983	$846,628	$1,545	$239	$355	$2,139	$91	$2,096

(a)
At March 31, 2013, and December 31, 2012, the Firm held an allowance for loan losses of $218 million and $310 million, respectively, related to nonaccrual retained loans resulting in allowance coverage ratios of 17% and 22%, respectively. Wholesale nonaccrual loans represented 0.43% and 0.49% of total wholesale loans at March 31, 2013, and December 31, 2012, respectively.

Loans
In the normal course of its wholesale business, the Firm provides loans to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. For further discussion on loans, including information on credit quality indicators, see Note 13 on pages 129–149 of this Form 10-Q.
The Firm actively manages wholesale credit exposure. One way of managing credit risk is through sales of loans and lending-related commitments. During the three months ended March 31, 2013 and 2012, the Firm sold $2.7 billion and $957 million, respectively, of loans and commitments. These sale activities are not related to the Firm’s securitization activities. For further discussion of securitization activity, see Liquidity Risk Management and Note 15 on pages 49–54 and 151–158, respectively, of this Form 10-Q.
The following table presents the change in the nonaccrual loan portfolio for the three months ended March 31, 2013 and 2012. Nonaccrual wholesale loans decreased by $168 million from December 31, 2012, primarily reflecting paydowns.

Wholesale nonaccrual loan activity
Three months ended March 31,
(in millions)	2013	2012
Beginning balance	$1,545	$2,581
Additions	455	422
Reductions:
Paydowns and other	331	416
Gross charge-offs	66	92
Returned to performing status	72	59
Sales	154	281
Total reductions	623	848
Net reductions	(168)	(426)
Ending balance	$1,377	$2,155
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three months ended March 31, 2013 and 2012. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs
	Three months ended March 31,
(in millions, except ratios)	2013	2012
Loans - reported
Average loans retained	$303,919	$276,764
Gross charge-offs	66	92
Gross recoveries	(31)	(87)
Net charge-offs	35	5
Net charge-off rate	0.05%	0.01%

Receivables from customers
Receivables from customers primarily represent margin loans to prime and retail brokerage clients that are collateralized through a pledge of assets maintained in clients’ brokerage accounts that are subject to daily minimum collateral requirements. In the event that the collateral value decreases, a maintenance margin call is made to the client to provide additional collateral into the account. If additional collateral is not provided by the client, the client’s position may be liquidated by the Firm to meet the minimum collateral requirements.
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
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $216.8 billion and $223.7 billion as of March 31, 2013, and December 31, 2012, respectively.

Derivative contracts
In the normal course of business, the Firm uses derivative instruments predominantly for market-making activities. Derivatives enable customers and the Firm to manage exposures to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its own credit exposure. For further discussion of derivative contracts, see Note 5 on pages 109–119 of this Form 10-Q.
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	Derivative receivables
	Mar 31, 2013	Dec 31, 2012
Interest rate	$34,280	$39,205
Credit derivatives	3,664	1,735
Foreign exchange	12,346	14,142
Equity	10,035	9,266
Commodity	10,284	10,635
Total, net of cash collateral	70,609	74,983
Liquid securities and other cash collateral held against derivative receivables	(13,837)	(15,201)
Total, net of collateral	$56,772	$59,782
Derivative receivables reported on the Consolidated Balance Sheets were $70.6 billion and $75.0 billion at March 31, 2013, and December 31, 2012, respectively. These amounts represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements, cash collateral held by the Firm and the CVA. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other G7 government bonds) and other cash collateral held by the Firm aggregating $13.8 billion and $15.2 billion at March 31, 2013, and December 31, 2012, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor.
In addition to the collateral described in the preceding paragraph the Firm also holds additional collateral (primarily cash; G7 government securities; other liquid government-agency and guaranteed securities; and corporate debt and equity securities) delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Though this collateral does not reduce the balances and is not included in the table above, it is available as security against potential exposure that could arise should the fair value of the client’s derivative transactions move in the Firm’s favor. As of March 31, 2013, and December 31, 2012, the Firm held $31.1 billion and $29.0 billion, respectively, of this additional collateral. The derivative receivables fair value, net of all collateral, also does not include other credit enhancements, such as letters of credit. For additional information on the Firm’s use of collateral agreements, see Note 5 on pages 109–119 of this Form 10-Q.

The following table summarizes the ratings profile, by derivative counterparty, of the Firm’s derivative receivables, including credit derivatives, net of other liquid securities collateral, for the dates indicated.

Ratings profile of derivative receivables
Rating equivalent	March 31, 2013		December 31, 2012
(in millions, except ratios)	Exposure net of all collateral	% of exposure net of all collateral	Exposure net of all collateral	% of exposure net of all collateral
AAA/Aaa to AA-/Aa3	$21,197	37%	$19,964	34%
A+/A1 to A-/A3	10,182	18	12,039	20
BBB+/Baa1 to BBB-/Baa3	16,646	29	18,066	30
BB+/Ba1 to B-/B3	7,371	13	8,434	14
CCC+/Caa1 and below	1,376	3	1,279	2
Total	$56,772	100%	$59,782	100%
As noted above, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s derivatives transactions subject to collateral agreements – excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity – was 87% as of March 31, 2013, largely unchanged compared with 88% as of December 31, 2012.

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

For a more detailed description of credit derivatives, see Credit derivatives in Note 5 on pages 118–119 of this Form 10-Q; and on pages 158–159 and Note 6 on pages 218–227 of JPMorgan Chase’s 2012 Annual Report.
The Firm uses credit derivatives for two primary purposes: first, in its capacity as a market-maker; and second, as an end-user, to manage the Firm’s own credit risk associated with various exposures.
Included in end-user activities are credit derivatives used to mitigate the credit risk associated with traditional lending activities (loans and unfunded commitments) and derivatives counterparty exposure in the Firm’s wholesale businesses (“Credit Portfolio Management” activities). Information on Credit Portfolio Management activities is provided in the table below. For further information on derivatives used in Credit Portfolio Management activities, see Credit derivatives in Note 5 on pages 118–119 of this Form 10-Q, and on pages 158–159 and Note 6 on pages 218–227 of JPMorgan Chase’s 2012 Annual Report.
In addition, the Firm uses credit derivatives as an end-user to manage other exposures, including credit risk arising from certain AFS securities and from certain securities held in the Firm’s market making businesses. These credit derivatives, as well as the synthetic credit portfolio, are not included in Credit Portfolio Management activities; for further information on these credit derivatives as well as credit derivatives used in the Firm’s capacity as a market maker in credit derivatives, see Credit derivatives in Note 5 on pages 118–119 of this Form 10-Q.
Credit Portfolio Management activities

Credit Portfolio Management derivatives
	Notional amount of protection purchased and sold (a)
(in millions)	Mar 31, 2013	Dec 31, 2012
Credit derivatives used to manage:
Loans and lending-related commitments	$2,757	$2,166
Derivative receivables	22,277	25,347
Total net protection purchased	25,034	27,513
Total net protection sold	66	66
Credit Portfolio Management derivatives notional, net	$24,968	$27,447

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.

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
In addition, the effectiveness of the Firm’s credit default swap (“CDS”) protection as a hedge of the Firm’s exposures may vary depending on a number of factors, including the named reference entity (i.e., the Firm may experience losses on specific exposures that are different than the named reference entities in the purchased CDS), the contractual terms of the CDS (which may have a defined credit event that does not align with an actual loss realized by the Firm), and the maturity of the Firm’s CDS protection (which in some cases may be shorter than the Firm’s exposures). However, the Firm generally seeks to purchase credit protection with a maturity date that is the same or similar to the maturity date of the exposure for which the protection was purchased, and remaining differences in maturity are actively monitored and managed by the firm.
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

Net gains and losses on credit portfolio hedges
	Three months ended March 31,
(in millions)	2013	2012
Hedges of loans and lending-related commitments	$(32)	$(75)
CVA and hedges of CVA	(37)	176
Net gains/(losses)	$(69)	$101

COMMUNITY REINVESTMENT ACT EXPOSURE
The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of borrowers in all segments of their communities, including neighborhoods with low or moderate incomes. The Firm is a national leader in community development by providing loans, investments and community development services in communities across the United States.

At March 31, 2013, and December 31, 2012, the Firm’s CRA loan portfolio was approximately $15 billion and $16 billion, respectively. At March 31, 2013, and December 31, 2012, 61% and 62%, respectively, of the CRA portfolio were residential mortgage loans; 19% and 18%, respectively, were business banking loans; 13%, for both periods, were commercial real estate loans; and 7%, for both periods, were other loans. CRA nonaccrual loans were 4%, for both periods, of the Firm’s total nonaccrual loans. As a percentage of the Firm’s net charge-offs, net charge-offs in the CRA portfolio were 2% and 3% respectively, for both the three months ended March 31, 2013 and 2012.

ALLOWANCE FOR CREDIT LOSSES
JPMorgan Chase’s allowance for loan losses covers the consumer, including credit card, portfolio segments (primarily scored); and wholesale (risk-rated) portfolio. The allowance represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also determines an allowance for wholesale and certain consumer, excluding credit card, lending-related commitments.
For a further discussion of the components of the allowance for credit losses, including adjustments to statistical loss calculations, see Critical Accounting Estimates Used by the Firm on pages 85–87 of this Form 10-Q and Note 15 on pages 276–279 of JPMorgan Chase’s 2012 Annual Report.
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm, and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of March 31, 2013, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb probable credit losses inherent in the portfolio).
The allowance for credit losses was $21.5 billion at March 31, 2013, a decrease of $1.1 billion from $22.6 billion at December 31, 2012. The allowance for loan losses decreased, predominantly related to a $1.2 billion reduction due to lower estimated losses reflecting improved delinquency trends in the residential real estate and credit card portfolios, and also the impact of improved home prices in the residential real estate portfolio.
The consumer, excluding credit card, allowance for loan losses decreased $647 million from December 31, 2012, due to a reduction in the allowance for the non-PCI residential real estate portfolio. This decrease was due to lower estimated losses in the statistical loss calculation of the formula-based allowance, reflecting improved delinquency trends, primarily in the home equity portfolio, including the impact of improved home prices. For additional information about delinquencies and nonaccrual loans in the consumer, excluding credit card, loan portfolio, see Consumer Credit Portfolio on pages 56–65 and Note 13 on pages 129–149 of this Form 10-Q.
The credit card allowance for loan losses decreased by $503 million from December 31, 2012. The decrease included reductions in both the asset-specific and formula-based allowance. The reduction in the asset-specific allowance, which relates to loans restructured in TDRs, largely reflects the changing profile of the TDR portfolio. The volume of new TDRs, which have higher loss rates due to expected redefaults, continues to decrease, and the loss rate on existing TDRs is also decreasing over time as previously restructured loans season and continue to perform. The reduction in the formula-based allowance was primarily driven by the continuing trend of improving delinquencies and bankruptcies, which resulted in a lower level of estimated losses based on the Firm’s statistical loss calculation, and by lower levels of credit card outstandings. For additional information about delinquencies in the credit card loan portfolio, see Consumer Credit Portfolio on pages 56–65 and Note 13 on pages 129–149 of this Form 10-Q.
The wholesale allowance was relatively unchanged.
The allowance for lending-related commitments for both the consumer, excluding credit card, and wholesale portfolios, which is reported in other liabilities, was $716 million and $668 million at March 31, 2013, and December 31, 2012, respectively.

The credit ratios in the following table are based on retained loan balances, which exclude loans held-for-sale and loans accounted for at fair value.

Summary of changes in the allowance for credit losses
	2013				2012
Three months ended March 31,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$12,292	$5,501	$4,143	$21,936	$16,294	$6,999	$4,316	$27,609
Gross charge-offs	720	1,248	66	2,034	1,134	1,627	92	2,853
Gross recoveries	(112)	(166)	(31)	(309)	(138)	(241)	(87)	(466)
Net charge-offs/(recoveries)	608	1,082	35	1,725	996	1,386	5	2,387
Provision for loan losses	(37)	582	24	569	2	636	8	646
Other	(2)	(3)	5	—	(3)	2	4	3
Ending balance at March 31,	$11,645	$4,998	$4,137	$20,780	$15,297	$6,251	$4,323	$25,871
Impairment methodology
Asset-specific(a)	$771	$1,434	$228	$2,433	$760	$2,402	$448	$3,610
Formula-based	5,163	3,564	3,909	12,636	8,826	3,849	3,875	16,550
PCI	5,711	—	—	5,711	5,711	—	—	5,711
Total allowance for loan losses	$11,645	$4,998	$4,137	$20,780	$15,297	$6,251	$4,323	$25,871
Allowance for lending-related commitments
Beginning balance at January 1,	$7	$—	$661	$668	$7	$—	$666	$673
Provision for lending-related commitments	—	—	48	48	(1)	—	81	80
Other	—	—	—	—	1	—	(4)	(3)
Ending balance at March 31,	$7	$—	$709	$716	$7	$—	$743	$750
Impairment methodology
Asset-specific	$—	$—	$82	$82	$—	$—	$187	$187
Formula-based	7	—	627	634	7	—	556	563
Total allowance for lending-related commitments	$7	$—	$709	$716	$7	$—	$743	$750
Total allowance for credit losses	$11,652	$4,998	$4,846	$21,496	$15,304	$6,251	$5,066	$26,621
Memo:
Retained loans, end of period	$290,082	$121,865	$310,582	$722,529	$304,770	$124,475	$283,653	$712,898
Retained loans, average	291,588	123,564	303,919	719,071	306,657	126,795	276,764	710,216
PCI loans, end of period	58,437	—	9	58,446	64,061	—	22	64,083
Credit ratios
Allowance for loan losses to retained loans	4.01%	4.10%	1.33%	2.88%	5.02%	5.02%	1.52%	3.63%
Allowance for loan losses to retained nonaccrual loans(b)	129	NM	332	202	181	NM	223	249
Allowance for loan losses to retained nonaccrual loans excluding credit card	129	NM	332	153	181	NM	223	189
Net charge-off/(recovery) rates(c)	0.85	3.55	0.05	0.97	1.31	4.40	0.01	1.35
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans(d)	2.56	4.10	1.33	2.27	3.98	5.02	1.52	3.11
Allowance for loan losses to retained nonaccrual loans(b)	66	NM	332	146	113	NM	223	194
Allowance for loan losses to retained nonaccrual loans excluding credit card(b)	66	NM	332	98	113	NM	223	134
Net charge-off/(recovery) rates	1.06%	3.55%	0.05%	1.06%	1.66%	4.40%	0.01%	1.49%

(a)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(b)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

(c)	Charge-offs are not recorded on PCI loans until actual losses exceed estimated losses recorded as purchase accounting adjustments at the time of acquisition.

Provision for credit losses
For the three months ended March 31, 2013, the provision for credit losses was $617 million, down 15% from the prior year period, and included a $1.2 billion reduction in the allowance for loan losses due to lower estimated losses reflecting improved delinquency trends in the residential real estate and credit card portfolios, and also the impact of improved home prices in the residential real estate portfolio.
For the three months ended March 31, 2013 and 2012, the total consumer provision was $545 million and $637 million, respectively. The credit card provision for credit losses was $582 million, compared with $636 million, in the prior-year period; the provision decrease from the prior year period reflected lower net charge-offs in the current period partially offset by a smaller current year reduction in the allowance for loan losses compared with the prior year. For the three months ended March 31, 2013, the consumer, excluding credit card, provision for credit losses was a benefit of $37 million, compared with an expense of $1 million for the prior year period. The current period provision reflects lower net charge-offs partially offset by a smaller reduction in the allowance for loan losses compared with the prior year.
For the three months ended March 31, 2013, the wholesale provision for credit losses was $72 million, compared with $89 million in the prior-year period. The current period wholesale provision reflected stable credit trends.

	Three months ended March 31,
	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2013	2012	2013	2012	2013	2012
Consumer, excluding credit card	$(37)	$2	$—	$(1)	$(37)	$1
Credit card	582	636	—	—	582	636
Total consumer	545	638	—	(1)	545	637
Wholesale	24	8	48	81	72	89
Total provision for credit losses	$569	$646	$48	$80	$617	$726

MARKET RISK MANAGEMENT
Market risk is the exposure to an adverse change in the market value of portfolios and financial instruments caused by a change in their market prices. For a discussion of the Firm’s market risk management organization, major market risk drivers and classification of risks, see Market Risk Management on pages 163–169 of JPMorgan Chase’s 2012 Annual Report. For a discussion of the Firm’s risk monitoring and control and market risk limits, see Limits on page 169 of JPMorgan Chase’s 2012 Annual Report.
Value-at-risk
JPMorgan Chase utilizes VaR, a statistical risk measure, to estimate the potential loss from adverse market moves in a normal market environment consistent with the day-to-day risk decisions made by the lines of business. VaR is not used to estimate the impact of stressed market conditions or to manage any impact from potential stress events. The Firm uses economic-value stress testing and other techniques to capture and manage market risk arising under stressed scenarios, as described further below.
For further information on the Firm’s VaR framework, see Market Risk Management on pages 163–169 of JPMorgan Chase’s 2012 Annual Report.

The table below shows the results of the Firm’s VaR measure using a 95% confidence level.

Total VaR	Three months ended March 31,
	2013						2012						At March 31,
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2013		2012
CIB trading VaR by risk type
Fixed income	$55		$45		$62		$60		$47		$73		$49		$69
Foreign exchange	7		6		10		11		8		22		7		14
Equities	13		9		16		17		12		25		12		17
Commodities and other	15		12		18		21		16		27		14		16
Diversification benefit to CIB trading VaR	(34)	(a)	NM	(b)	NM	(b)	(46)	(a)	NM	(b)	NM	(b)	(31)	(a)	(62)	(a)
CIB trading VaR	56		43		66		63		50		79		51		54
Credit portfolio VaR	15		14		18		32		26		42		15		30
Diversification benefit to CIB trading and credit portfolio VaR	(9)	(a)	NM	(b)	NM	(b)	(14)	(a)	NM	(b)	NM	(b)	(12)	(a)	(13)	(a)
Total CIB trading and credit portfolio VaR	62	(d)	47		74		81		70		99		54	(d)	71
Other VaR
Mortgage Production and Mortgage Servicing VaR	19		14		24		11		8		16		14		11
Chief Investment Office (“CIO”) VaR	11		7		14		129	(c)	85		187		7		186
Diversification benefit to total other VaR	(9)	(a)	NM	(b)	NM	(b)	(4)	(a)	NM	(b)	NM	(b)	(6)	(a)	(6)	(a)
Total other VaR	21		15		28		136		89		197		15		191
Diversification benefit to total CIB and other VaR	(10)	(a)	NM	(b)	NM	(b)	(47)	(a)	NM	(b)	NM	(b)	(8)	(a)	(61)	(a)
Total VaR	$73		$59		$87		$170		$111		$232		$61		$201

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

(c)
Reference is made to CIO synthetic credit portfolio on pages 69–70 of JPMorgan Chase’s 2012 Annual Report regarding the Firm’s restatement of its 2012 first quarter financial statements. The CIO VaR amount has not been recalculated for the first quarter of 2012 to reflect the restatement.

(d)
Effective in the fourth quarter of 2012, CIB’s VaR includes the VaR of former reportable business segments, Investment Bank and Treasury & Securities Services (“TSS”), which were combined to form the CIB business segment as a result of the reorganization of the Firm’s business segments. TSS VaR was not material and was previously classified within Other VaR. Prior period VaR disclosures were not revised as a result of the business segment reorganization.

VaR measurement
CIB trading VaR includes substantially all market-making and client-driven activities as well as certain risk management activities in CIB, including credit spread sensitivity to CVA. For certain products, specific risk parameters are not captured in VaR. Reasons include the lack of inherent liquidity and availability of appropriate historical data. The Firm uses proxies to estimate the VaR for these and other products when daily time series are not available. It is likely that using an actual price-based time series for these products, if available, would affect the VaR results presented. While the overall impact to VaR is not material, the Firm uses alternative methods to capture and measure those risk parameters not otherwise captured in

VaR, including economic-value stress testing, nonstatistical measures and risk identification for large exposures as described further below.
Credit portfolio VaR includes the derivative CVA, hedges of the CVA and hedges of the retained portfolio, which are reported in principal transactions revenue. Credit portfolio VaR does not include the retained loan portfolio, which is not reported at fair value.
Other VaR includes certain positions employed as part of the Firm’s risk management function within the CIO and in the Mortgage Production and Mortgage Servicing businesses. CIO VaR includes positions, primarily in securities and derivatives, which are measured at fair value through earnings. Mortgage Production and Mortgage Servicing VaR includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges.
As noted above, CIB, Credit portfolio and other VaR does not include the retained loan portfolio, which is not reported at fair value; however, it does include hedges of those positions, which are reported at fair value. It also does not include DVA on structured notes and derivative liabilities to reflect the credit quality of the Firm; principal investments; and longer-term securities investments managed by CIO that are classified as available for sale. These positions are primarily managed through the Firm’s nontrading interest rate-sensitive revenue-at-risk and other cash flow-monitoring processes, rather than by using a VaR measure. Principal investing activities (including mezzanine financing, tax oriented investments, etc.) and private equity positions are managed using stress and scenario analyses and are not included in VaR. See the DVA sensitivity table on page 79 of this Form 10-Q for further details. For a discussion of Corporate/Private Equity, see pages 33–34 of this Form 10-Q.
The Firm’s VaR model calculations are continuously evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and other factors. Such changes will also affect historical comparisons of VaR results. Model changes go through a review and approval process by the Model Review Group prior to implementation into the operating environment. For further information, see Model risk on pages 125–126 of JPMorgan Chase’s 2012 Annual Report.
First-quarter 2013 VaR results
As presented in the table above, average Total VaR was $73 million for the three months ended March 31, 2013, compared with $170 million for the comparable 2012 period. The decrease was primarily driven by reduced risk in the synthetic credit portfolio and lower market volatility.
Average total CIB trading and Credit portfolio VaR for the three months ended March 31, 2013 was $62 million compared with $81 million for the comparable 2012 period. The decrease was primarily driven by lower market volatility across multiple asset classes.
During the third quarter of 2012, the Firm applied a new VaR model to calculate VaR for the synthetic credit portfolio that had been transferred to the CIB on July 2, 2012. (For further information, see Market Risk Management on page 166 of JPMorgan Chase’s 2012 Annual Report.) In the first quarter of 2013, in order to achieve consistency among like products within CIB and in conjunction with the implementation of Basel 2.5 requirements, the Firm moved the synthetic credit portfolio to an existing VaR model within the CIB. This change had an insignificant impact to the average fixed income VaR and average total CIB trading and credit portfolio VaR, and it had no impact to the average total VaR compared with the model used in the third and fourth quarters of 2012. When compared with the model used prior to the model change in the third quarter of 2012, this VaR model resulted in a reduction to average fixed income VaR of $11 million, average total CIB trading and credit portfolio VaR of $10 million, and average total VaR of $8 million, for the three months ended March 31, 2013.
Average CIO VaR for the three months ended March 31, 2013 was $11 million compared with $129 million for the comparable 2012 period, predominantly reflecting the reduction in and transfer of risk from the synthetic credit portfolio to the CIB on July 2, 2012. CIO’s retained portfolio was effectively closed out during the three months ended September 30, 2012.
Average Mortgage Production and Mortgage Servicing VaR was $19 million for the three months ended March 31, 2013 compared with $11 million for the comparable 2012 period. The increase was driven by a reduction in diversification benefit across these businesses.
The Firm’s average Total VaR diversification benefit was $10 million or 12% of the sum for the three months ended March 31, 2013, compared with $47 million or 22% of the sum for the comparable 2012 period. In general, over the course of the year, VaR exposure can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR back-testing
The Firm conducts daily back-testing of VaR against its market risk-related revenue.
Because VaR is based on historical data, it is an imperfect measure of market risk exposure and potential losses. For example, differences between current and historical market price volatility may result in fewer or greater VaR exceptions than the number indicated by the historical simulation. The VaR measurement also does not provide an estimate of the extent to which losses may occur from stress events not reflected in the historical look-back period. In addition, based on their reliance on available historical data, limited time horizons, and other factors, VaR measures are inherently limited in their ability to measure certain risks and to predict losses, particularly those associated with market illiquidity and sudden or severe shifts in market conditions. As VaR cannot be used to determine future losses in the Firm’s market risk positions, the Firm considers other metrics in addition to VaR to monitor and manage its market risk positions.
The following histogram illustrates the daily market risk-related gains and losses for positions included in the Firm’s VaR calculation for the three months ended March 31, 2013. This market risk-related revenue is defined as the change in value of: principal transactions revenue for CIB and CIO; trading related net interest income for CIB, CIO and Mortgage Production and Mortgage Servicing in CCB; CIB brokerage commissions, underwriting fees or other revenue; revenue from syndicated lending facilities that the

Firm intends to distribute; and mortgage fees and related income for the Firm’s mortgage pipeline and warehouse loans, MSRs, and all related hedges. Daily firmwide market risk-related revenue excludes gains and losses from DVA.

The chart shows that for three months ended March 31, 2013, the Firm posted market risk related gains on each of the 63 days in this period with one day exceeding $200 million; there were no loss days in the three months ended March 31, 2013.

Daily Market Risk-Related Gains and Losses
Three months ended March 31, 2013
Number of trading days
20
18
16
14
12
10
8
6
4
2
0
< 0
0 > < 30
30 > < 60
60 > < 90
90 > < 120
120 > < 160
160 > < 200
> 200
$ in millions

Other risk measures
Debit valuation adjustment sensitivity
The following table provides information about the gross sensitivity of DVA to a one-basis-point increase in JPMorgan Chase’s credit spreads. This sensitivity represents the impact from a one-basis-point parallel shift in JPMorgan Chase’s entire credit curve. However, the sensitivity at a single point in time multiplied by the change in credit spread at a single maturity point may not be representative of the actual DVA gain or loss realized within a period. The actual results reflect the movement in credit spreads across various maturities, which typically do not move in a parallel fashion, and is the product of a constantly changing exposure profile, among other factors.

Debit valuation adjustment sensitivity
(in millions)	One basis-point increase in JPMorgan Chase’s credit spread
March 31, 2013	$35
December 31, 2012	34

Economic-value stress testing
Along with VaR, stress testing is an important tool in measuring and controlling risk. While VaR reflects the risk of loss due to adverse changes in markets using recent historical market behavior as an indicator of losses, stress testing is intended to capture the Firm’s exposure to unlikely but plausible events in abnormal markets. The Firm runs weekly stress tests on market-related risks across the lines of business using multiple scenarios that assume significant changes in risk factors such as credit spreads, equity prices, interest rates, currency rates or commodity prices. The framework uses a grid-based approach, which calculates multiple magnitudes of stress for both market rallies and market sell-offs for each risk factor. Stress-test results, trends and explanations based on current market risk positions are reported to the Firm’s senior management and to the lines of business to allow them to better understand the sensitivity of positions to certain defined events and manage their risks with more transparency.

Stress scenarios are defined and reviewed by Market Risk, and significant changes are reviewed by the relevant Risk Committees, (For further details see Risk Governance, on pages 123–125 of JPMorgan Chase’s 2012 Annual Report). While most of these scenarios estimate losses based on significant market moves, such as an equity market collapse or credit crisis, the Firm also develops scenarios to quantify risk coming from specific portfolios or concentrations of risks, which attempt to capture certain idiosyncratic market movements. Scenarios may be redefined on an ongoing basis to reflect current market conditions. Ad hoc scenarios are run in response to specific market events or concerns. Furthermore, the Firm’s stress testing framework is utilized in calculating results under scenarios mandated by the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) and ICAAP (“Internal Capital Adequacy Assessment Process”) processes.
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
Risk identification for large exposures
Individuals who manage risk positions consider potential material losses that could arise from specific, unusual events, such as a potential change in tax legislation, or a particular combination of unusual market moves. This information allows the Firm to monitor further earnings vulnerability not adequately covered by standard risk measures.
Nontrading interest rate-sensitive revenue-at-risk (i.e., “earnings-at-risk”)
Interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits and issuing debt (e.g., accrual loans within CIB.) ALCO establishes the Firm’s interest rate risk policies and sets risk guidelines applied to nontrading positions. Treasury, working in partnership with the lines of business, calculates the Firm’s nontrading interest rate risk profile weekly and reviews it with senior management. For further discussion on interest rate exposure, see Nontrading interest rate-sensitive revenue-at-risk (i.e., “earnings-at-risk”) on pages 168–169 of JPMorgan Chase’s 2012 Annual Report.

The Firm conducts simulations of changes in nontrading interest rate-sensitive revenue under a variety of interest rate scenarios. Earnings-at-risk tests estimate the potential change in this revenue, and the corresponding impact to the Firm’s pretax net interest income, over the following 12 months, utilizing multiple assumptions as described below. These tests highlight exposures to various interest rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The tests include forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior. Mortgage prepayment assumptions are based on current interest rates compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience and forward market expectations. The amount and pricing assumptions of deposits that have no stated maturity are based on historical performance, the competitive environment, customer behavior, and product mix.
Immediate changes in interest rates present a limited view of risk, and so a number of alternative scenarios are also reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s earnings-at-risk over a wide range of outcomes.

JPMorgan Chase’s 12-month pretax net interest income sensitivity profiles.
(Excludes the impact of trading activities and MSRs)
	Immediate change in rates
(in millions)	+200bps	+100bps	-100bps		-200bps
March 31, 2013	$3,702	$2,033	NM	(a)	NM	(a)
December 31, 2012	3,886	2,145	NM	(a)	NM	(a)

(a)
Downward 100- and 200-basis-points parallel shocks result in a federal funds target rate of zero and negative three- and six-month treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful.

The change in earnings-at-risk from December 31, 2012, resulted from investment portfolio repositioning, partially offset by higher expected deposit balances. The Firm’s risk to rising rates was largely the result of widening deposit margins, which are currently compressed due to very low short-term interest rates, and ALM investment portfolio positioning.
Additionally, another interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month pretax net interest income benefit of $901 million. The increase in net interest income under this scenario is due to reinvestment of maturing assets at the higher long-term rates, with funding costs remaining unchanged.

COUNTRY RISK MANAGEMENT
For a discussion of the Firm’s Country Risk Management organization, and country risk identification, measurement, monitoring and control, see pages 170–173 of JPMorgan Chase’s 2012 Annual Report.
The Firm is exposed to country risk through its wholesale lending, investing, and market-making activities, whether cross-border or locally funded. Country exposure includes activity with both government and private-sector entities in a country. Under the Firm’s internal country risk management approach, country exposure is reported based on the country where the majority of the assets of the obligor, counterparty, issuer or guarantor are located or where the majority of its revenue is derived, which may be different than the domicile (legal residence) of the obligor, counterparty, issuer or guarantor. Country exposures are generally measured by considering the Firm’s risk to an immediate default of the counterparty or obligor, with zero recovery. Assumptions are sometimes required in determining the measurement and allocation of country exposure, particularly in the case of certain tranched credit derivatives. Different measurement approaches or assumptions would affect the amount of reported country exposure.
The Firm’s internal country risk reporting differs from the reporting provided under FFIEC bank regulatory requirements. There are significant reporting differences in reporting methodology, including with respect to the treatment of collateral received and the benefit of credit derivative protection. For further information on the FFIEC’s reporting methodology, see Cross-border outstandings on page 347 of JPMorgan Chase’s 2012 Form 10-K.
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.). The selection of countries is based solely on the Firm’s largest total exposures by country, based on the Firm’s internal country risk management approach, and does not represent its view of any actual or potentially adverse credit conditions.

Top 20 country exposures
	March 31, 2013
(in billions)	Lending(a)	Trading and investing(b)(c)	Other(d)	Total exposure
United Kingdom	$26.3	$50.0	$1.8	$78.1
Germany	19.5	35.9	—	55.4
France	14.7	29.6	—	44.3
Netherlands	5.0	28.0	2.8	35.8
Switzerland	29.1	0.5	1.3	30.9
Australia	6.7	16.9	—	23.6
Brazil	5.8	13.9	—	19.7
Canada	10.9	5.2	0.6	16.7
India	6.6	8.7	1.0	16.3
China	10.4	3.9	1.2	15.5
Japan	6.1	9.1	—	15.2
Korea	7.0	4.8	0.4	12.2
Mexico	2.6	6.5	—	9.1
Russia	6.0	1.7	—	7.7
Singapore	4.1	2.2	1.0	7.3
Italy	3.4	3.7	—	7.1
Hong Kong	2.3	4.0	0.4	6.7
Belgium	2.6	2.9	0.5	6.0
Taiwan	3.2	1.9	—	5.1
Malaysia	1.8	1.8	1.1	4.7

(a)
Lending includes loans and accrued interest receivable, net of the allowance for loan losses, deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit. Excludes intra-day and operating exposures, such as from settlement and clearing activities.

(b)	Includes market-making inventory, securities held in AFS accounts and hedging.

(c)	Includes single-name and index and tranched credit derivatives for which one or more of the underlying reference entities is in a country listed in the above table.

(d)	Includes capital invested in local entities and physical commodity inventory.
Selected European exposure
The Firm has monitored its exposures in Spain, Italy, Ireland, Portugal and Greece closely since the Eurozone debt crisis began and believes its exposure to these five countries is modest relative to the Firm’s aggregate exposures. The Firm continues to conduct business and support client activity in these countries and, therefore, the Firm’s aggregate net exposures and sector distribution may vary over time. In addition, the net exposures may be affected by changes in market conditions, including the effects of interest rates and credit spreads on market valuations.

The following table presents the Firm’s direct exposure at March 31, 2013 to Spain, Italy, Ireland Portugal and Greece, as measured under the Firm’s internal country risk management approach. For individual exposures, corporate clients represent approximately 80% of the Firm’s non-sovereign exposure in these five countries, and substantially all of the remaining 20% of the non-sovereign exposure is to the banking sector.

March 31, 2013	Lending net of Allowance(a)	AFS securities(b)	Trading(c)	Derivative collateral(d)	Portfolio hedging(e)	Total exposure
(in billions)
Spain
Sovereign	$—	$0.4	$(1.0)	$—	$(0.1)	$(0.7)
Non-sovereign	3.2	—	4.3	(3.2)	(0.2)	4.1
Total Spain exposure	$3.2	$0.4	$3.3	$(3.2)	$(0.3)	$3.4

Italy
Sovereign	$—	$—	$9.4	$(1.2)	$(4.6)	$3.6
Non-sovereign	3.4	—	1.8	(1.4)	(0.3)	3.5
Total Italy exposure	$3.4	$—	$11.2	$(2.6)	$(4.9)	$7.1

Ireland
Sovereign	$—	$—	$—	$—	$(0.3)	$(0.3)
Non-sovereign	0.4	—	1.9	(0.2)	—	2.1
Total Ireland exposure	$0.4	$—	$1.9	$(0.2)	$(0.3)	$1.8

Portugal
Sovereign	$—	$—	$0.3	$—	$(0.4)	$(0.1)
Non-sovereign	0.6	—	—	(0.4)	(0.1)	0.1
Total Portugal exposure	$0.6	$—	$0.3	$(0.4)	$(0.5)	$—

Greece
Sovereign	$—	$—	$0.1	$—	$—	$0.1
Non-sovereign	—	—	0.7	(0.8)	—	(0.1)
Total Greece exposure	$—	$—	$0.8	$(0.8)	$—	$—

Total exposure	$7.6	$0.4	$17.5	$(7.2)	$(6.0)	$12.3

(a)
Lending includes loans and accrued interest receivable, deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit. Excludes intra-day and operating exposures, such as from settlement and clearing activities. Amounts are presented net of the allowance for credit losses of $72 million (Spain), $59 million (Italy), $7 million (Ireland), $19 million (Portugal), and $12 million (Greece) specifically attributable to these countries. Included $2.3 billion of unfunded lending exposure at March 31, 2013. These exposures consist typically of committed, but unused corporate credit agreements, with market-based lending terms and covenants.

(b)	The table above reflects AFS securities measured at fair value.

(c)
Primarily included: $19.3 billion of counterparty exposure on derivative and securities financings, $1.1 billion of issuer exposure on debt and equity securities held in trading, $(2.7) billion of net protection from credit derivatives, including $(4.0) billion related to the synthetic credit portfolio managed by CIB. Securities financings of approximately $20.2 billion were collateralized with approximately $22.4 billion of cash and marketable securities as of March 31, 2013.

(d)	Includes cash and marketable securities pledged to the Firm, of which approximately 97% of the collateral was cash at March 31, 2013.

(e)
Reflects net protection purchased through the Firm’s credit portfolio management activities, which are managed separately from its market-making activities. Predominantly includes single-name CDS and also includes index credit derivatives and short bond positions. It does not include the synthetic credit portfolio.

Effect of credit derivatives on selected European exposures
Country exposures in the Selected European exposure table above have been reduced by purchasing protection through single name, index, and tranched credit derivatives. The following table presents the effect of purchased and sold credit derivatives on the trading and portfolio hedging activities in the Selected European exposure table.

March 31, 2013	Trading			Portfolio hedging
(in billions)	Purchased	Sold	Net	Purchased	Sold	Net
Spain	$(127.1)	$125.9	$(1.2)	$(1.4)	$1.0	$(0.4)
Italy	(165.6)	165.1	(0.5)	(11.6)	6.9	(4.7)
Ireland	(7.4)	7.4	—	(1.0)	0.7	(0.3)
Portugal	(44.5)	43.7	(0.8)	(0.5)	0.1	(0.4)
Greece	(11.3)	11.1	(0.2)	—	—	—
Total	$(355.9)	$353.2	$(2.7)	$(14.5)	$8.7	$(5.8)
See pages 170–173 of JPMorgan Chase’s 2012 Annual Report for information regarding the measurement of credit derivatives under the Firm’s internal country risk management approach.
The total line in the table above represents the simple sum of the individual countries. Changes in the Firm’s methodology or assumptions would produce different results.
The credit derivatives reflected in the “Trading” column include those from the Firm’s market-making activities as well as $(4.0) billion of net purchased protection in the synthetic credit portfolio managed by CIB beginning in July 2012. Based on scheduled maturities and other actions being taken in the synthetic credit portfolio, the amount of protection provided by the synthetic credit portfolio relative to the five named countries is likely to be substantially reduced during the second quarter of 2013.
The credit derivatives reflected in the “Portfolio hedging” column are predominantly single-name CDS used in the Firm’s Credit Portfolio Management activities, which are intended to mitigate the credit risk associated with traditional lending activities and derivative counterparty exposure. The effectiveness of the Firm’s CDS protection as a hedge of the firm’s exposures may vary depending upon a number of factors, including the maturity of the Firm’s CDS protection, the named reference entity, and the contractual terms of the CDS. For further information about credit derivatives see Credit derivatives on pages 158–159, and Note 6 on pages 218–227 of JPMorgan Chase’s 2012 Annual Report.

The Firm’s net presentation of purchased and sold credit derivatives reflects the manner in which this exposure is managed, and reflects, in the Firm’s view, the substantial mitigation of market and counterparty credit risk in its credit derivative activities. Market risk is substantially mitigated because market-making activities, and to a lesser extent, hedging activities, often result in selling and purchasing protection related to the same underlying reference entity. For example, for each of the five named countries, as of March 31, 2013, the protection sold by the Firm was more than 93% offset by protection purchased on the identical reference entity.
In addition, counterparty credit risk has been substantially mitigated by the master netting and collateral agreements in place for these credit derivatives. As of March 31, 2013, 99% of the purchased protection presented in the table above is purchased under contracts that require posting of cash collateral; 92% is purchased from investment-grade counterparties domiciled outside of the selected European countries; and 70% of the protection purchased offsets protection sold on the identical reference entity, with the identical counterparty subject to a master netting agreement.

PRINCIPAL RISK MANAGEMENT
Principal investments are predominantly privately-held assets and instruments typically representing an ownership or junior capital position, that have unique risks due to their illiquidity and junior capital status, as well as lack of observable valuation data. Such investing activities, including mezzanine financing, tax-oriented investments and private equity positions, are typically intended to be held over extended investment periods and, accordingly, the Firm has no expectation for short-term gain with respect to these investments. All investments are approved by investment committees that include executives who are not part of the investing businesses. An independent valuation function is responsible for reviewing the appropriateness of the carrying values of principal investments, including private equity, in accordance with relevant accounting, valuation and risk policies.

The Firm’s approach to managing principal risk is consistent with the Firm’s general risk governance structure. Targeted levels for total and annual investments are established in order to manage the overall size of the portfolios. Industry and geographic concentration limits are in place and intended to ensure diversification of the portfolios. The Firm also conducts stress testing on these portfolios using specific scenarios that estimate losses based on significant market moves.
The Firm’s merchant banking business is managed in Corporate/Private Equity (for detailed information, see Private Equity portfolio on page 34 of this Form 10-Q); other lines of business may also conduct some principal investing activities, including investing in private equity positions, which are captured within their respective financial results.

OPERATIONAL RISK MANAGEMENT
For a discussion of JPMorgan Chase’s Operational Risk Management, see pages 175–176 of JPMorgan Chase’s 2012 Annual Report.
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

The Firm and several other U.S. financial institutions continue to experience significant distributed denial-of-service attacks from technically sophisticated and well-resourced third parties which are intended to disrupt consumer online banking services. The Firm has also experienced other attempts to breach the security of its systems and data. These cyberattacks have not, to date, resulted in any material disruption of the Firm’s operations or material harm to the Firm’s customers, and have not had a material adverse effect on the Firm’s results of operations.

LEGAL, FIDUCIARY AND REPUTATION RISK MANAGEMENT
For a discussion of the Firm’s Legal, Fiduciary and Reputation Risk Management, see page 177 of JPMorgan Chase’s 2012 Annual Report.

SUPERVISION AND REGULATION
For further information on Supervision and Regulation, see Regulatory developments on pages 9–10 of this Form 10-Q, and the Supervision and regulation section on pages 1–8 of JPMorgan Chase’s 2012 Form 10-K.

Dividends
At March 31, 2013, JPMorgan Chase’s banking subsidiaries could pay, in the aggregate, $23.5 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained consumer and wholesale loan portfolios, as well as the Firm’s consumer and wholesale lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses inherent in the loan portfolio as of the balance sheet date. Similarly, the allowance for lending-related commitments is established to cover probable credit losses inherent in the lending-related commitments portfolio as of the balance sheet date. For further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Allowance for Credit Losses on pages 159–162 and Note 15 on pages 276–279 of JPMorgan Chase’s 2012 Annual Report; for amounts recorded as of March 31, 2013 and 2012, see Allowance for Credit Losses on pages 74–76 and Note 14 on page 150 of this Form 10-Q.
As noted in the discussion on pages 178–180 of JPMorgan Chase’s 2012 Annual Report, the Firm’s allowance for credit losses is sensitive to numerous factors, depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions could affect the Firm’s estimate of probable credit losses inherent in the portfolio at the balance sheet date. For example, deterioration in the following inputs would have the following effects on the Firm’s modeled loss estimates as of March 31, 2013, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	For PCI loans, a combined 5% decline in housing prices and a 1% increase in unemployment from current levels could imply an increase to modeled credit loss estimates of approximately $1 billion.

•
For the residential real estate portfolio, excluding PCI loans, a combined 5% decline in housing prices and a 1% increase in unemployment from current levels could imply an increase to modeled annual loss estimates of approximately $200 million.

•	A 50 basis point deterioration in forecasted credit card loss rates could imply an increase to modeled annualized credit card loan loss estimates of approximately $600 million.

•	A one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale loan portfolio could imply an increase in the Firm’s modeled loss estimates of approximately $2.3 billion.
The purpose of these sensitivity analyses is to provide an indication of the isolated impacts of hypothetical alternative assumptions on modeled loss estimates. The changes in the inputs presented above are not intended to imply management’s expectation of future deterioration of those risk factors.
In addition, these analyses are not intended to estimate changes in the overall allowance for loan losses, which would also be influenced by the judgment management applies to the modeled loss estimates to reflect the uncertainty and imprecision of these modeled loss estimates based on then current circumstances and conditions.
It is difficult to estimate how potential changes in specific factors might affect the allowance for credit losses because management considers a variety of factors and inputs in estimating the allowance for credit losses. Changes in these factors and inputs may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors may be directionally inconsistent, such that improvement in one factor may offset deterioration in other factors. In addition, it is difficult to predict how changes in specific economic conditions or assumptions would affect borrower behavior or other factors considered by management in estimating the allowance for credit losses. Given the process the Firm follows in evaluating the risk factors related to its loans, including risk ratings, home price assumptions, and credit card loss estimates, management believes that its current estimate of the allowance for credit loss is appropriate.

Fair value of financial instruments, MSRs and commodities inventory
JPMorgan Chase carries a portion of its assets and liabilities at fair value. The majority of such assets and liabilities are measured at fair value on a recurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis, including certain mortgage, home equity and other loans, where the carrying value is based on the fair value of the underlying collateral.
Assets measured at fair value
The following table includes the Firm’s assets measured at fair value and the portion of such assets that are classified within level 3 of the valuation hierarchy. For further information, see Note 3 on pages 96–107 of this
Form 10-Q.

March 31, 2013 (in billions, except ratio data)	Total assets at fair value	Total level 3 assets
Trading debt and equity instruments	$360.4	$22.7
Derivative receivables	70.6	21.9
Trading assets	431.0	44.6
AFS securities	365.7	2.0	(a)
Loans	2.2	2.1
MSRs	7.9	7.9
Private equity investments	7.4	6.8
Other	39.8	4.0
Total assets measured at fair value on a recurring basis	854.0	67.4
Total assets measured at fair value on a nonrecurring basis	1.0	0.8
Total assets measured at fair value	$855.0	$68.2
Total Firm assets	$2,389.3
Level 3 assets as a percentage of total Firm assets		2.9%	(a)
Level 3 assets as a percentage of total Firm assets at fair value		8.0%	(a)

(a)
Reflects $27.3 billion of collateralized loan obligations (“CLOs”) transferred from level 3 to level 2 during the three months ended March 31, 2013. For further discussion of the transfers, see Note 3 on pages 96–107 of this Form 10-Q.

Valuation
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Firm has established well-documented processes for determining fair value, for further details see Note 3 on pages 96–107 of this Form 10-Q. Fair value is based on quoted market prices, where available. If listed prices or quotes are not available for an instrument or a similar instrument, fair value is generally based on models that consider relevant transaction characteristics (such as maturity) and use as inputs market-based or independently sourced parameters.

Estimating fair value requires the application of judgment. The type and level of judgment required is largely dependent on the amount of observable market information available to the Firm. For instruments valued using internally developed models that use significant unobservable inputs and are therefore classified within level 3 of the valuation hierarchy, judgments used to estimate fair value are more significant than those required when estimating the fair value of instruments classified within levels 1 and 2.
In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs — including, for example, transaction details, yield curves, interest rates, prepayment rates, default rates, volatilities, correlations, equity or debt prices, valuations of comparable instruments, foreign exchange rates and credit curves. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s credit-worthiness, liquidity considerations, unobservable parameters, and for certain portfolios that meet specified criteria, the size of the net open risk position. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. For further discussion of the valuation of level 3 instruments, including unobservable inputs used, see Note 3 on pages 96–107 of this Form 10-Q.
Imprecision in estimating unobservable market inputs or other factors can affect the amount of gain or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with those of other market participants, the methods and assumptions used reflect management judgment and may vary across the Firm’s businesses and portfolios.
The Firm uses various methodologies and assumptions in the determination of fair value. The use of different methodologies or assumptions to those used by the Firm could result in a different estimate of fair value at the reporting date. For a detailed discussion of the Firm’s valuation process and hierarchy, and its determination of fair value for individual financial instruments, see Note 3 on pages 96–107 of this Form 10-Q.

Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on page 181 of JPMorgan Chase’s 2012 Annual Report.
During the three months ended March 31, 2013, the Firm updated the discounted cash flow valuation of its mortgage lending business in CCB, which continues to have an elevated risk for goodwill impairment due to its exposure to U.S. consumer credit risk and the effects of economic, regulatory and legislative changes. The assumptions used in the valuation of this business include: (a) estimates of future cash flows for the business (which are dependent on outstanding loan balances, net interest margin, operating expense, credit losses and the amount of capital necessary given the risk of business activities to meet regulatory capital requirements), and (b) the cost of equity used to discount those cash flows to a present value. Each of these factors requires significant judgment and the assumptions used are based on management’s current best estimate and most current projections, including the anticipated effects of regulatory and legislative changes, derived from the Firm’s business forecasting process reviewed with senior management. These projections are consistent with the short-term assumptions discussed in the Business outlook on pages 8–9 of this Form 10-Q, and, in the longer term, incorporate a set of macroeconomic assumptions and the Firm’s best estimates of long-term growth and returns of its businesses. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates.
As of March 31, 2013, the estimated fair value of the Firm’s mortgage lending business within CCB did not exceed its carrying value; however, the implied fair value of the goodwill allocated to the mortgage lending business exceeded its carrying value. For its other businesses, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes and current estimated market cost of equity) and prior projections of business performance. Based upon the updated valuation of its mortgage lending business and reviews of its other businesses, the Firm concluded that goodwill allocated to all of its reporting units was not impaired at March 31, 2013.
Deterioration in economic market conditions, increased estimates of the effects of recent regulatory or legislative changes, or additional regulatory or legislative changes may result in declines in projected business performance beyond management’s current expectations. For example, in the Firm’s mortgage lending business, such declines could result from increases in costs to resolve foreclosure-related matters or from deterioration in economic conditions that result in increased credit losses or lower mortgage origination volume. In addition, the earnings or estimated cost of equity of the Firm’s capital markets businesses could also be affected by regulatory or legislative changes. Declines in business performance, increases in equity capital requirements, or increases in the estimated cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
For additional information on goodwill, see Note 16 on pages 158–161 of this Form 10-Q.

Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on page 182 of JPMorgan Chase’s 2012 Annual Report.
Litigation reserves
For a description of the significant estimates and judgments associated with establishing litigation reserves, see Note 23 on pages 170–179 of this Form 10-Q, and Note 31 on pages 316–325 of JPMorgan Chase’s 2012 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS
Presentation of other comprehensive income
In February 2013, the FASB issued guidance that requires enhanced disclosures of any reclassifications out of accumulated other comprehensive income. The guidance was effective in the first quarter of 2013. The application of this guidance had no impact on the Firm’s Consolidated Balance Sheets or results of operations. For further information, see Note 19 on page 163 of this Form 10-Q.

Balance sheet netting
In December 2011, the FASB issued guidance that requires enhanced disclosures about certain financial assets and liabilities that are subject to enforceable master netting agreements or similar agreements, or that have otherwise been offset on the balance sheet under certain specific conditions that permit net presentation. In January 2013, the FASB clarified that the scope of this guidance is limited to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The Firm adopted the new guidance, effective January 1, 2013. The application of this guidance had no impact on the Firm’s Consolidated Balance Sheets or results of operations. For further information, see Notes 1, 5, and 12 on pages 95, 109–119, and 127–128, respectively, of this Form 10-Q.

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

•	Ability of the Firm to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;

•	The other risks and uncertainties detailed in Part I, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2012.
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2013	2012
Revenue
Investment banking fees	$1,445	$1,381
Principal transactions	3,761	2,722
Lending- and deposit-related fees	1,468	1,517
Asset management, administration and commissions	3,599	3,392
Securities gains(a)	509	536
Mortgage fees and related income	1,452	2,010
Credit card income	1,419	1,316
Other income	536	1,512
Noninterest revenue	14,189	14,386
Interest income	13,427	14,701
Interest expense	2,494	3,035
Net interest income	10,933	11,666
Total net revenue	25,122	26,052

Provision for credit losses	617	726

Noninterest expense
Compensation expense	8,414	8,613
Occupancy expense	901	961
Technology, communications and equipment expense	1,332	1,271
Professional and outside services	1,734	1,795
Marketing	589	680
Other expense	2,301	4,832
Amortization of intangibles	152	193
Total noninterest expense	15,423	18,345
Income before income tax expense	9,082	6,981
Income tax expense	2,553	2,057
Net income	$6,529	$4,924
Net income applicable to common stockholders	$6,131	$4,577
Net income per common share data
Basic earnings per share	$1.61	$1.20
Diluted earnings per share	1.59	1.19

Weighted-average basic shares	3,818.2	3,818.8
Weighted-average diluted shares	3,847.0	3,833.4
Cash dividends declared per common share	$0.30	$0.30
(a)The following other-than-temporary impairment losses are included in securities gains for the periods presented.

	Three months ended March 31,
(in millions)	2013	2012
Debt securities the Firm does not intend to sell that have credit losses
Total other-than-temporary impairment losses	$—	$(10)
Losses recorded in/(reclassified from) other comprehensive income	—	3
Total credit losses recognized in income	—	(7)
Total other-than-temporary impairment losses recognized in income	$—	$(7)
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended March 31,
(in millions)	2013	2012
Net income	$6,529	$4,924
Other comprehensive income/(loss), after-tax
Unrealized gains/(losses) on AFS securities	(640)	1,574
Translation adjustments, net of hedges	(13)	127
Cash flow hedges	(62)	(35)
Defined benefit pension and OPEB plans	104	35
Total other comprehensive income/(loss), after-tax	(611)	1,701
Comprehensive income	$5,918	$6,625
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	Mar 31, 2013	Dec 31, 2012
Assets
Cash and due from banks	$45,524	$53,723
Deposits with banks	257,635	121,814
Federal funds sold and securities purchased under resale agreements (included $25,616 and $24,258 at fair value)	218,343	296,296
Securities borrowed (included $5,411 and $10,177 at fair value)	114,058	119,017
Trading assets (included assets pledged of $121,341 and $108,784)	430,991	450,028
Securities (included $365,737 and $371,145 at fair value and assets pledged of $73,241 and $71,167)	365,744	371,152
Loans (included $2,161 and $2,555 at fair value)	728,886	733,796
Allowance for loan losses	(20,780)	(21,936)
Loans, net of allowance for loan losses	708,106	711,860
Accrued interest and accounts receivable	74,208	60,933
Premises and equipment	14,541	14,519
Goodwill	48,067	48,175
Mortgage servicing rights	7,949	7,614
Other intangible assets	2,082	2,235
Other assets (included $16,153 and $16,458 at fair value and assets pledged of $1,105 and $1,127)	102,101	101,775
Total assets(a)	$2,389,349	$2,359,141
Liabilities
Deposits (included $6,029 and $5,733 at fair value)	$1,202,507	$1,193,593
Federal funds purchased and securities loaned or sold under repurchase agreements (included $4,380 and $4,388 at fair value)	248,245	240,103
Commercial paper	58,835	55,367
Other borrowed funds (included $13,818 and $11,591 at fair value)	27,200	26,636
Trading liabilities	125,726	131,918
Accounts payable and other liabilities (included $33 and $36 at fair value)	193,089	195,240
Beneficial interests issued by consolidated variable interest entities (included $1,130 and $1,170 at fair value)	58,300	63,191
Long-term debt (included $30,655 and $30,788 at fair value)	268,361	249,024
Total liabilities(a)	2,182,263	2,155,072
Commitments and contingencies (see Notes 21 and 23 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 995,750 and 905,750 shares)	9,958	9,058
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Capital surplus	93,161	94,604
Retained earnings	109,402	104,223
Accumulated other comprehensive income/(loss)	3,491	4,102
Shares held in RSU Trust, at cost (479,126 shares)	(21)	(21)
Treasury stock, at cost (315,155,539 and 300,981,690 shares)	(13,010)	(12,002)
Total stockholders’ equity	207,086	204,069
Total liabilities and stockholders’ equity	$2,389,349	$2,359,141

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at March 31, 2013 and December 31, 2012. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

(in millions)	Mar 31, 2013	Dec 31, 2012
Assets
Trading assets	$11,886	$11,966
Loans	73,732	82,723
All other assets	1,936	2,090
Total assets	$87,554	$96,779
Liabilities
Beneficial interests issued by consolidated variable interest entities	$58,300	$63,191
All other liabilities	1,341	1,244
Total liabilities	$59,641	$64,435
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At both March 31, 2013, and December 31, 2012, the Firm provided limited program-wide credit enhancement of $3.1 billion related to its Firm-administered multi-seller conduits, which are eliminated in consolidation. For further discussion, see Note 15 on pages 151–158 of this Form 10-Q.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2013	2012
Preferred stock
Balance at January 1	$9,058	$7,800
Issuance of preferred stock	900	—
Balance at March 31	9,958	7,800
Common stock
Balance at January 1 and March 31	4,105	4,105
Capital surplus
Balance at January 1	94,604	95,602
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(1,421)	(1,532)
Other	(22)	—
Balance at March 31	93,161	94,070
Retained earnings
Balance at January 1	104,223	88,315
Net income	6,529	4,924
Dividends declared:
Preferred stock	(175)	(157)
Common stock ($0.30 per share)	(1,175)	(1,194)
Balance at March 31	109,402	91,888
Accumulated other comprehensive income
Balance at January 1	4,102	944
Other comprehensive income/(loss)	(611)	1,701
Balance at March 31	3,491	2,645
Shares held in RSU Trust, at cost
Balance at January 1 and March 31	(21)	(38)
Treasury stock, at cost
Balance at January 1	(12,002)	(13,155)
Purchase of treasury stock	(2,578)	(216)
Reissuance from treasury stock	1,570	2,170
Balance at March 31	(13,010)	(11,201)
Total stockholders’ equity	$207,086	$189,269
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Three months ended March 31,
(in millions)	2013	2012
Operating activities
Net income	$6,529	$4,924
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	617	726
Depreciation and amortization	822	1,039
Amortization of intangibles	152	193
Deferred tax expense/(benefit)	1,821	(444)
Investment securities gains	(509)	(536)
Stock-based compensation	641	832
Originations and purchases of loans held-for-sale	(16,495)	(9,227)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	16,963	6,835
Net change in:
Trading assets	28,255	(4,475)
Securities borrowed	4,985	6,826
Accrued interest and accounts receivable	(12,687)	(3,100)
Other assets	(1,955)	(1,159)
Trading liabilities	(6,567)	4,406
Accounts payable and other liabilities	(2,104)	353
Other operating adjustments	(504)	(2,927)
Net cash provided by operating activities	19,964	4,266
Investing activities
Net change in:
Deposits with banks	(135,936)	(29,749)
Federal funds sold and securities purchased under resale agreements	77,882	(5,218)
Held-to-maturity securities:
Proceeds	—	1
Available-for-sale securities:
Proceeds from maturities	31,175	32,279
Proceeds from sales	20,073	19,971
Purchases	(50,980)	(63,368)
Proceeds from sales and securitizations of loans held-for-investment	2,915	1,375
Other changes in loans, net	344	(176)
Net cash used in business acquisitions or dispositions	(37)	(30)
All other investing activities, net	(891)	(447)
Net cash used in investing activities	(55,455)	(45,362)
Financing activities
Net change in:
Deposits	2,876	(4,354)
Federal funds purchased and securities loaned or sold under repurchase agreements	8,146	36,953
Commercial paper and other borrowed funds	3,333	4,266
Beneficial interests issued by consolidated variable interest entities	(2,526)	2,168
Proceeds from long-term borrowings and trust preferred capital debt securities	36,698	14,527
Payments of long-term borrowings and trust preferred capital debt securities	(16,467)	(16,713)
Excess tax benefits related to stock-based compensation	69	276
Proceeds from issuance of preferred stock	878	—
Treasury stock purchased	(2,578)	(216)
Dividends paid	(1,242)	(1,024)
All other financing activities, net	(1,007)	(531)
Net cash provided by financing activities	28,180	35,352
Effect of exchange rate changes on cash and due from banks	(888)	1,525
Net decrease in cash and due from banks	(8,199)	(4,219)
Cash and due from banks at the beginning of the period	53,723	59,602
Cash and due from banks at the end of the period	$45,524	$55,383
Cash interest paid	$2,757	$3,050
Cash income taxes paid/(refunded), net	349	(467)
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 184–186 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small business, commercial banking, financial transaction processing, asset management and private equity. For a discussion of the Firm’s business segments, see Note 24 on pages 180–181 of this Form 10-Q.
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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (the “2012 Annual Report”).
Certain amounts reported in prior periods have been reclassified to conform with the current presentation.
Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the balance sheet when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities sold and purchased under repurchase agreements to be presented net when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances when the specified conditions are met.
The Firm uses master netting agreements to mitigate counterparty credit risk in certain transactions, including derivatives transactions, repurchase and reverse repurchase agreements, and securities borrow and loan agreements. A master netting agreement is a single contract with a counterparty that permits multiple transactions governed by that contract to be terminated and settled through a single payment in a single currency in the event of a default (e.g., bankruptcy, failure to make a required payment or securities transfer or deliver collateral or margin when due after expiration of any grace period). Upon the exercise of termination rights by the non-defaulting party, (i) all transactions are terminated, (ii) all transactions are valued and the positive value or “in the money” transactions are netted against the negative value or “out of the money” transactions and (iii) the only remaining payment obligation is of one of the parties to pay the netted termination amount. Upon exercise of repurchase agreement and securities loan default rights (i) all securities loan transactions are terminated and accelerated, (ii) all values of securities or cash held or to be delivered are calculated, and all such sums are netted against each other and (iii) the only remaining payment obligation is of one of the parties to pay the netted termination amount.
Typical master netting agreements for these types of transactions also often contain a collateral/margin agreement that provides for a security interest in or title transfer of securities or cash collateral/margin to the party that has the right to demand margin (the “demanding party”). The collateral/margin agreement typically requires a party to transfer collateral/margin to the demanding party with a value equal to the amount of the margin deficit on a net basis across all transactions governed by the master netting agreement, less any threshold. The collateral/margin agreement grants to the demanding party, upon default by the counterparty, the right to set-off any amounts payable by the counterparty against any posted collateral or the cash equivalent of any posted collateral/margin. It also grants to the demanding party the right to liquidate collateral/margin and to apply the proceeds to an amount payable by the counterparty.
For further discussion on the Firm’s derivative instruments, see Note 5 on pages 109–119 of this Form 10-Q. For further discussion on the Firm’s repurchase and reverse repurchase agreements, and securities borrowing and lending agreements, see Note 12 on pages 127–128 of this Form 10-Q.

Note 2 – Business changes and developments
Other business events and Subsequent events
Issuance of preferred stock
On February 5, 2013 the Firm issued $900 million of noncumulative preferred stock. On April 23, 2013 the Firm issued $1.5 billion of noncumulative preferred stock. For additional information on the Firm’s preferred stock, see Note 22 on page 300 of the Firm’s 2012 Annual Report.
Redemption of outstanding trust preferred securities
On May 8, 2013, the Firm redeemed approximately $5.0 billion, or 100% of the liquidation amount, of the following eight series of trust preferred securities: JPMorgan Chase Capital X, JPMorgan Chase Capital XI, JPMorgan Chase Capital XII, JPMorgan Chase Capital XIV, JPMorgan Chase Capital XVI, JPMorgan Chase Capital XIX, JPMorgan Chase Capital XXIV, and BANK ONE Capital VI. For a further discussion of trust preferred securities, see Note 21 on pages 297–299 of JPMorgan Chase’s 2012 Annual Report.

Note 3 – Fair value measurement
For a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 3 on pages 196–214 of JPMorgan Chase’s 2012 Annual Report.

The following table presents the asset and liabilities reported at fair value as of March 31, 2013, and December 31, 2012, by major product category and fair value hierarchy.
Assets and liabilities measured at fair value on a recurring basis

	Fair value hierarchy					Netting adjustments
March 31, 2013 (in millions)	Level 1	Level 2		Level 3			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$25,616		$—		$—	$25,616
Securities borrowed	—	5,411		—		—	5,411
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	—	30,378		819		—	31,197
Residential – nonagency	—	1,574		633		—	2,207
Commercial – nonagency	—	1,404		1,151		—	2,555
Total mortgage-backed securities	—	33,356		2,603		—	35,959
U.S. Treasury and government agencies(a)	20,265	6,956		—		—	27,221
Obligations of U.S. states and municipalities	—	18,209		1,432		—	19,641
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,714		—		—	2,714
Non-U.S. government debt securities	30,953	43,447		85		—	74,485
Corporate debt securities	—	28,370		4,852		—	33,222
Loans(b)	—	28,473		10,032		—	38,505
Asset-backed securities	—	4,216		1,579		—	5,795
Total debt instruments	51,218	165,741		20,583		—	237,542
Equity securities	100,543	1,964		1,172		—	103,679
Physical commodities(c)	8,827	5,450		—		—	14,277
Other	—	3,936		948		—	4,884
Total debt and equity instruments(d)	160,588	177,091		22,703		—	360,382
Derivative receivables:
Interest rate	714	1,166,908		6,167		(1,139,509)	34,280
Credit	—	98,137		5,262		(99,735)	3,664
Foreign exchange	472	138,511		2,508		(129,145)	12,346
Equity	—	40,321		6,117		(36,403)	10,035
Commodity	174	58,948		1,803		(50,641)	10,284
Total derivative receivables(e)	1,360	1,502,825		21,857		(1,455,433)	70,609
Total trading assets	161,948	1,679,916		44,560		(1,455,433)	430,991
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	104,264		—		—	104,264
Residential – nonagency	—	67,358		378		—	67,736
Commercial – nonagency	—	12,565		272		—	12,837
Total mortgage-backed securities	—	184,187		650		—	184,837
U.S. Treasury and government agencies(a)	10,912	1,018		—		—	11,930
Obligations of U.S. states and municipalities	33	20,758		187		—	20,978
Certificates of deposit	—	2,379		—		—	2,379
Non-U.S. government debt securities	33,313	37,054		—		—	70,367
Corporate debt securities	—	33,239		—		—	33,239
Asset-backed securities:
Collateralized loan obligations	—	26,359		1,000		—	27,359
Other	—	12,044		130		—	12,174
Equity securities	2,474	—		—		—	2,474
Total available-for-sale securities	46,732	317,038		1,967		—	365,737
Loans	—	97		2,064		—	2,161
Mortgage servicing rights	—	—		7,949		—	7,949
Other assets:
Private equity investments(f)	578	—		6,831		—	7,409
All other	4,198	561		3,985		—	8,744
Total other assets	4,776	561		10,816		—	16,153
Total assets measured at fair value on a recurring basis	$213,456	$2,028,639	(g)	$67,356	(g)	$(1,455,433)	$854,018
Deposits	$—	$4,014		$2,015		$—	$6,029
Federal funds purchased and securities loaned or sold under repurchase agreements	—	4,380		—		—	4,380
Other borrowed funds	—	11,681		2,137		—	13,818
Trading liabilities:
Debt and equity instruments(d)	48,814	14,672		251		—	63,737
Derivative payables:
Interest rate	804	1,130,516		3,376		(1,116,085)	18,611
Credit	—	97,405		3,945		(98,216)	3,134
Foreign exchange	439	151,951		4,024		(141,608)	14,806
Equity	—	41,591		7,117		(35,361)	13,347
Commodity	239	62,779		1,621		(52,548)	12,091
Total derivative payables(e)	1,482	1,484,242		20,083		(1,443,818)	61,989
Total trading liabilities	50,296	1,498,914		20,334		(1,443,818)	125,726
Accounts payable and other liabilities	—	—		33		—	33
Beneficial interests issued by consolidated VIEs	—	312		818		—	1,130
Long-term debt	—	21,571		9,084		—	30,655
Total liabilities measured at fair value on a recurring basis	$50,296	$1,540,872		$34,421		$(1,443,818)	$181,771

	Fair value hierarchy					Netting adjustments
December 31, 2012 (in millions)	Level 1	Level 2		Level 3			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$24,258		$—		$—	$24,258
Securities borrowed	—	10,177		—		—	10,177
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	—	36,240		498		—	36,738
Residential – nonagency	—	1,509		663		—	2,172
Commercial – nonagency	—	1,565		1,207		—	2,772
Total mortgage-backed securities	—	39,314		2,368		—	41,682
U.S. Treasury and government agencies(a)(h)	15,170	7,255		—		—	22,425
Obligations of U.S. states and municipalities	—	16,726		1,436		—	18,162
Certificates of deposit, bankers’ acceptances and commercial paper	—	4,759		—		—	4,759
Non-U.S. government debt securities(h)	26,095	44,028		67		—	70,190
Corporate debt securities(h)	—	31,882		5,308		—	37,190
Loans(b)	—	30,754		10,787		—	41,541
Asset-backed securities	—	4,182		3,696		—	7,878
Total debt instruments	41,265	178,900		23,662		—	243,827
Equity securities	106,898	2,687		1,114		—	110,699
Physical commodities(c)	10,107	6,066		—		—	16,173
Other	—	3,483		863		—	4,346
Total debt and equity instruments(d)	158,270	191,136		25,639		—	375,045
Derivative receivables:
Interest rate	476	1,322,155		6,617		(1,290,043)	39,205
Credit	—	93,821		6,489		(98,575)	1,735
Foreign exchange	450	144,758		3,051		(134,117)	14,142
Equity(h)	—	37,741		4,921		(33,396)	9,266
Commodity(h)	316	49,402		2,180		(41,263)	10,635
Total derivative receivables(e)	1,242	1,647,877		23,258		(1,597,394)	74,983
Total trading assets	159,512	1,839,013		48,897		(1,597,394)	450,028
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	98,388		—		—	98,388
Residential – nonagency	—	74,189		450		—	74,639
Commercial – nonagency	—	12,948		255		—	13,203
Total mortgage-backed securities	—	185,525		705		—	186,230
U.S. Treasury and government agencies(a)(h)	11,089	1,041		—		—	12,130
Obligations of U.S. states and municipalities	35	21,489		187		—	21,711
Certificates of deposit	—	2,783		—		—	2,783
Non-U.S. government debt securities(h)	29,556	36,488		—		—	66,044
Corporate debt securities	—	38,609		—		—	38,609
Asset-backed securities:
Collateralized loan obligations	—	—		27,896		—	27,896
Other	—	12,843		128		—	12,971
Equity securities	2,733	38		—		—	2,771
Total available-for-sale securities	43,413	298,816		28,916		—	371,145
Loans	—	273		2,282		—	2,555
Mortgage servicing rights	—	—		7,614		—	7,614
Other assets:
Private equity investments(f)	578	—		7,181		—	7,759
All other	4,188	253		4,258		—	8,699
Total other assets	4,766	253		11,439		—	16,458
Total assets measured at fair value on a recurring basis	$207,691	$2,172,790	(g)	$99,148	(g)	$(1,597,394)	$882,235
Deposits	$—	$3,750		$1,983		$—	$5,733
Federal funds purchased and securities loaned or sold under repurchase agreements	—	4,388		—		—	4,388
Other borrowed funds	—	9,972		1,619		—	11,591
Trading liabilities:
Debt and equity instruments(d)(h)	47,469	13,588		205		—	61,262
Derivative payables:
Interest rate	490	1,283,829		3,295		(1,262,708)	24,906
Credit	—	95,411		4,616		(97,523)	2,504
Foreign exchange	428	156,413		4,801		(143,041)	18,601
Equity(h)	—	37,807		6,727		(32,715)	11,819
Commodity(h)	176	53,636		1,926		(42,912)	12,826
Total derivative payables(e)	1,094	1,627,096		21,365		(1,578,899)	70,656
Total trading liabilities	48,563	1,640,684		21,570		(1,578,899)	131,918
Accounts payable and other liabilities	—	—		36		—	36
Beneficial interests issued by consolidated VIEs	—	245		925		—	1,170
Long-term debt	—	22,312		8,476		—	30,788
Total liabilities measured at fair value on a recurring basis	$48,563	$1,681,351		$34,609		$(1,578,899)	$185,624

(a)	At March 31, 2013, and December 31, 2012, included total U.S. government-sponsored enterprise obligations of $118.0 billion and $119.4 billion, respectively, which were predominantly mortgage-related.

(b)
At March 31, 2013, and December 31, 2012, included within trading loans were $22.7 billion and $26.4 billion, respectively, of residential first-lien mortgages, and $2.2 billion and $2.2 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $15.0 billion and $17.4 billion, respectively, and reverse mortgages of $3.7 billion and $4.0 billion, respectively.

(c)
Physical commodities inventories are generally accounted for at the lower of cost or market. “Market” is a term defined in U.S. GAAP as not exceeding fair value less costs to sell (“transaction costs”). Transaction costs for the Firm’s physical commodities inventories are either not applicable or immaterial to the value of the inventory. Therefore, market approximates fair value for the Firm’s physical commodities inventories. When fair value hedging has been applied (or when market is below cost), the carrying value of physical commodities approximates fair value, because under fair value hedge accounting, the cost basis is adjusted for changes in fair value. For a further discussion of the Firm’s hedge accounting relationships, see Note 5 on pages 109–119 of this Form 10-Q. To provide consistent fair value disclosure information, all physical commodities inventories have been included in each period presented.

(d)
Balances reflect the reduction of securities owned (long positions) by the amount of securities sold but not yet purchased (short positions) when the long and short positions have identical Committee on Uniform Security Identification Procedures numbers (“CUSIPs”).

(e)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivables and payables balances would be $6.8 billion and $8.4 billion at March 31, 2013, and December 31, 2012, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(f)
Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost basis of the private equity investment portfolio totaled $8.6 billion and $8.4 billion at March 31, 2013, and December 31, 2012, respectively.

(g)
Includes investments in hedge funds, private equity funds, real estate and other funds that do not have readily determinable fair values. The Firm uses net asset value per share when measuring the fair value of these investments. At March 31, 2013 and December 31, 2012, the fair values of these investments were $3.9 billion and $4.9 billion, respectively, of which $1.0 billion and $1.1 billion, respectively were classified in level 2, and $2.9 billion and $3.8 billion, respectively, in level 3.

(h)	Prior period amounts have been revised.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended March 31, 2013 and 2012, there were no significant transfers between levels 1 and 2 and from level 2 into level 3.
During the three months ended March 31, 2013, certain highly rated CLOs, including $27.3 billion held in the AFS securities portfolio and $1.3 billion held in the trading portfolio, were transferred from Level 3 to Level 2, based on increased liquidity and price transparency.
For the three months ended March 31, 2012, transfers from level 3 into level 2 included $1.2 billion of derivative payables based on increased observability of certain structured equity derivatives.
All transfers are assumed to occur at the beginning of the reporting period.
Level 3 valuations
The Firm has established well-documented processes for determining fair value, including for instruments where fair value is estimated using significant unobservable inputs (level 3). For further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments, see Note 3 on pages 196–214 of JPMorgan Chase's 2012 Annual Report.
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
In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs — including, but not limited to, transaction details, yield curves, interest rates, prepayment speed, default rates, volatilities, correlations, equity or debt prices, valuations of comparable instruments, foreign exchange rates and credit curves. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters, where relevant. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole.
The following table presents the Firm’s primary level 3 financial instruments, the valuation techniques used to measure the fair value of those financial instruments, the significant unobservable inputs, the range of values for those inputs and, for certain instruments, the weighted averages of such inputs. While the determination to classify an instrument within level 3 is based on the significance of the unobservable inputs to the overall fair value measurement, level 3 financial instruments typically include observable components (that is, components that are actively quoted and can be validated to external sources) in addition to the unobservable components. The level 1 and/or level 2 inputs are not included in the table. In addition, the Firm manages the risk of the observable components of level 3 financial instruments using securities and derivative positions that are classified within levels 1 or 2 of the fair value hierarchy.
The range of values presented in the table is representative of the highest and lowest level input used to value the significant groups of instruments within a product/instrument classification. The input range does not reflect the level of input uncertainty, instead it is driven by the different underlying characteristics of the various instruments within the classification. For example, two option contracts may have similar levels of market risk exposure and valuation uncertainty, but may have significantly different implied volatility levels because the option contracts have different underlyings, tenors, or strike prices.
Where provided, the weighted averages of the input values presented in the table are calculated based on the fair value of the instruments that the input is being used to value. In the Firm’s view, the input range and the weighted average value do not reflect the degree of input uncertainty or an assessment of the reasonableness of the Firm’s estimates and assumptions. Rather, they reflect the characteristics of the various instruments held by the Firm and the relative distribution of instruments within the range of characteristics. The input range and weighted average values will therefore vary from period to period and parameter to parameter based on the characteristics of the instruments held by the Firm at each balance sheet date.
For the Firm’s derivatives and structured notes positions classified within level 3, the equity and interest rate correlation inputs used in estimating fair value were concentrated at the upper end of the range presented, while the credit correlation inputs were distributed across the range presented and the foreign exchange correlation inputs were concentrated at the lower end of the range presented. In addition the equity and interest rate volatility inputs used in estimating fair value were concentrated at the upper end of the range presented, while commodities volatilities were concentrated at the lower end of the range.

Level 3 inputs(a)
March 31, 2013 (in millions, except for ratios and basis points)
Product/Instrument	Fair value	Principal valuation technique	Unobservable inputs	Range of input values			Weighted average
Residential mortgage-backed securities and loans	$9,370	Discounted cash flows	Yield	3%	-	15%	7%
			Prepayment speed	0%	-	42%	7%
			Conditional default rate	0%	-	100%	11%
			Loss severity	0%	-	82%	11%
Commercial mortgage-backed securities and loans(b)	1,958	Discounted cash flows	Yield	2%	-	25%	6%
			Conditional default rate	0%	-	8%	0%
			Loss severity	0%	-	40%	4%
Corporate debt securities, obligations of U.S. states and municipalities, and other	13,942	Discounted cash flows	Credit spread	130 bps	-	225 bps	149 bps
			Yield	2%	-	31%	10%
	3,825	Market comparables	Price	20	-	135	93
Net interest rate derivatives	2,791	Option pricing	Interest rate correlation	(75)%	-	94%
			Interest rate spread volatility	0%	-	60%
Net credit derivatives(b)	1,317	Discounted cash flows	Credit correlation	31%	-	90%
Net foreign exchange derivatives	(1,516)	Option pricing	Foreign exchange correlation	35%	-	75%
Net equity derivatives	(1,000)	Option pricing	Equity volatility	5%	-	45%
Net commodity derivatives	182	Option pricing	Commodity volatility	17%	-	36%
Collateralized loan obligations	1,000	Discounted cash flows	Credit spread	160 bps	-	550 bps	205 bps
			Prepayment speed	15%	-	20%	19%
			Conditional default rate	2%			2%
			Loss severity	40%			40%
	624	Market comparables	Price	0	-	125	84
Mortgage servicing rights (“MSRs”)	7,949	Discounted cash flows	Refer to Note 16 on pages 158–161 of this Form 10-Q.
Private equity direct investments	4,945	Market comparables	EBITDA multiple	2.9x	-	14.0x	8.4x
			Liquidity adjustment	0%	-	30%	10%
Private equity fund investments(c)	1,886	Net asset value	Net asset value(e)
Long-term debt, other borrowed funds, and deposits(d)	12,125	Option pricing	Interest rate correlation	(75)%	-	94%
			Foreign exchange correlation	35%	-	75%
			Equity correlation	(40)%	-	85%
	1,111	Discounted cash flows	Credit correlation	31%	-	81%

(a)	The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated Balance Sheet.

(b)
The unobservable inputs and associated input ranges for approximately $1.2 billion of credit derivative receivables and $1.1 billion of credit derivative payables with underlying mortgage risk have been included in the inputs and ranges provided for commercial mortgage-backed securities and loans.

(c)	As of March 31, 2013, $805 million of private equity fund exposure was held at a discount to net asset value per share.

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

(e)	The range has not been disclosed due to the wide range of possible values given the diverse nature of the underlying investments.

Changes in and ranges of unobservable inputs
For a discussion of the impact on fair value of changes in unobservable inputs and the relationships between unobservable inputs as well as a description of attributes of the underlying instruments and external market factors that affect the range of inputs used in the valuation of the Firm’s positions see Note 3 on pages 196-214 of JPMorgan Chase’s 2012 Annual Report.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated Balance Sheet amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three months ended March 31, 2013 and 2012. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2013 (in millions)	Fair value at January 1, 2013	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at March 31, 2013	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2013
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$498	$34		$391	$(79)		$(25)	$—	$819	$42
Residential – nonagency	663	109		299	(404)		(29)	(5)	633	41
Commercial – nonagency	1,207	(86)		137	(65)		(42)	—	1,151	(91)
Total mortgage-backed securities	2,368	57		827	(548)		(96)	(5)	2,603	(8)
Obligations of U.S. states and municipalities	1,436	41		1	(46)		—	—	1,432	36
Non-U.S. government debt securities	67	2		301	(285)		—	—	85	4
Corporate debt securities	5,308	(83)		2,927	(2,563)		(625)	(112)	4,852	2
Loans	10,787	(172)		1,626	(1,485)		(703)	(21)	10,032	(192)
Asset-backed securities	3,696	64		596	(977)		(135)	(1,665)	1,579	48
Total debt instruments	23,662	(91)		6,278	(5,904)		(1,559)	(1,803)	20,583	(110)
Equity securities	1,114	1		93	(91)		(9)	64	1,172	(23)
Other	863	44		72	(2)		(29)	—	948	51
Total trading assets – debt and equity instruments	25,639	(46)	(c)	6,443	(5,997)		(1,597)	(1,739)	22,703	(82)	(c)
Net derivative receivables:(a)
Interest rate	3,322	306		69	(62)		(858)	14	2,791	143
Credit	1,873	(489)		47	—		(113)	(1)	1,317	(476)
Foreign exchange	(1,750)	(116)		(15)	(3)		376	(8)	(1,516)	(194)
Equity	(1,806)	863		197	(206)		(222)	174	(1,000)	606
Commodity	254	358		11	(3)		(442)	4	182	136
Total net derivative receivables	1,893	922	(c)	309	(274)		(1,259)	183	1,774	215	(c)
Available-for-sale securities:
Asset-backed securities	28,024	5		400	—		(39)	(27,260)	1,130	5
Other	892	(9)		—	(13)		(33)	—	837	3
Total available-for-sale securities	28,916	(4)	(d)	400	(13)		(72)	(27,260)	1,967	8	(d)
Loans	2,282	(35)	(c)	225	(49)		(359)	—	2,064	(40)	(c)
Mortgage servicing rights	7,614	309	(e)	684	(399)		(259)	—	7,949	309	(e)
Other assets:
Private equity investments	7,181	(269)	(c)	81	(96)		(66)	—	6,831	(399)	(c)
All other	4,258	(26)	(f)	52	(3)		(296)	—	3,985	(27)	(f)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2013 (in millions)	Fair value at January 1, 2013	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at March 31, 2013	Change in unrealized (gains)/losses related to financial instruments held at March 31, 2013
				Purchases(g)	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$1,983	$5	(c)	$—	$—	$296	$(113)	$(156)	$2,015	$4	(c)
Other borrowed funds	1,619	(26)	(c)	—	—	1,762	(1,224)	6	2,137	20	(c)
Trading liabilities – debt and equity instruments	205	(8)	(c)	(1,485)	1,552	—	(13)	—	251	(5)	(c)
Accounts payable and other liabilities	36	1	(f)	—	—	—	(4)	—	33	1	(f)
Beneficial interests issued by consolidated VIEs	925	(34)	(c)	—	—	21	(94)	—	818	(34)	(c)
Long-term debt	8,476	(475)	(c)	—	—	1,855	(357)	(415)	9,084	(98)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2012 (in millions)	Fair value at January 1, 2012	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at March 31, 2012	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2012
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$86	$(12)		$5	$—		$—	$—	$79	$(5)
Residential – nonagency	796	32		92	(163)		(36)	(22)	699	23
Commercial – nonagency	1,758	(77)		112	(240)		(11)	(91)	1,451	(79)
Total mortgage-backed securities	2,640	(57)		209	(403)		(47)	(113)	2,229	(61)
Obligations of U.S. states and municipalities	1,619	(7)		320	(181)		(4)	—	1,747	(9)
Non-U.S. government debt securities	104	8		205	(231)		(5)	—	81	1
Corporate debt securities	6,373	258		2,316	(1,269)		(1,967)	(248)	5,463	115
Loans	12,209	156		901	(673)		(945)	(504)	11,144	129
Asset-backed securities	7,965	230		824	(1,261)		(326)	2	7,434	198
Total debt instruments	30,910	588		4,775	(4,018)		(3,294)	(863)	28,098	373
Equity securities	1,177	(7)		22	(27)		(13)	96	1,248	(12)
Other	880	153		35	(44)		(31)	—	993	159
Total trading assets – debt and equity instruments	32,967	734	(c)	4,832	(4,089)		(3,338)	(767)	30,339	520	(c)
Net derivative receivables:(a)
Interest rate	3,561	1,328		109	(68)		(1,344)	(348)	3,238	580
Credit	7,732	(2,354)		78	(18)		(630)	—	4,808	(2,228)
Foreign exchange	(1,263)	127		19	(158)		218	(3)	(1,060)	89
Equity	(3,105)	(720)		333	(383)		(9)	1,055	(2,829)	(880)
Commodity	(687)	6		53	(6)		23	11	(600)	1
Total net derivative receivables	6,238	(1,613)	(c)	592	(633)		(1,742)	715	3,557	(2,438)	(c)
Available-for-sale securities:
Asset-backed securities	24,958	3		1,321	(498)		(452)	116	25,448	2
Other	528	8		28	(20)		(75)	—	469	5
Total available-for-sale securities	25,486	11	(d)	1,349	(518)		(527)	116	25,917	7	(d)
Loans	1,647	30	(c)	127	—		(119)	81	1,766	27	(c)
Mortgage servicing rights	7,223	596	(e)	573	—		(353)	—	8,039	596	(e)
Other assets:
Private equity investments	6,751	252	(c)	111	(236)		(139)	—	6,739	167	(c)
All other	4,374	(164)	(f)	356	(19)		(150)	—	4,397	(177)	(f)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2012 (in millions)	Fair value at January 1, 2012	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at March 31, 2012	Change in unrealized (gains)/losses related to financial instruments held at March 31, 2012
				Purchases(g)	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$1,418	$131	(c)	$—	$—	$351	$(136)	$(113)	$1,651	$129	(c)
Other borrowed funds	1,507	196	(c)	—	—	384	(845)	(9)	1,233	151	(c)
Trading liabilities – debt and equity instruments	211	(15)	(c)	(705)	793	—	(11)	—	273	3	(c)
Accounts payable and other liabilities	51	—		—	—	—	(5)	—	46	—
Beneficial interests issued by consolidated VIEs	791	45	(c)	—	—	36	(31)	—	841	9	(c)
Long-term debt	10,310	139	(c)	—	—	1,124	(1,387)	(633)	9,553	193	(c)

(a)	All level 3 derivatives are presented on a net basis, irrespective of underlying counterparty.

(b)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 19% and 19% at March 31, 2013 and December 31, 2012, respectively.

(c)
Predominantly reported in principal transactions revenue, except for changes in fair value for Consumer & Community Banking (“CCB”) mortgage loans and lending-related commitments originated with the intent to sell, which are reported in mortgage fees and related income.

(d)
Realized gains/(losses) on available-for-sale (“AFS”) securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains/(losses) are reported in OCI. Realized gains/(losses) and foreign exchange remeasurement adjustments recorded in income on AFS securities were $(18) million and $96 million for the three months ended March 31, 2013 and 2012, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $14 million and $(85) million for the three months ended March 31, 2013 and 2012, respectively.

(e)	Changes in fair value for CCB mortgage servicing rights are reported in mortgage fees and related income.

(f)	Predominantly reported in other income.

(g)	Loan originations are included in purchases.

(h)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the reporting period.

Level 3 analysis
Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 2.9% of total Firm assets at March 31, 2013. The following describes significant changes to level 3 assets since December 31, 2012, for those items measured at fair value on a recurring basis. For further information on changes impacting items measured at fair value on a nonrecurring basis, see Assets and liabilities measured at fair value on a nonrecurring basis on page 105 of this Form 10-Q.
Three months ended March 31, 2013
Level 3 assets were $67.4 billion at March 31, 2013, reflecting a decrease of $31.8 billion from December 31, 2012 due to the following:

•
$26.9 billion decrease in asset-backed AFS securities and a $2.1 billion decrease in asset-backed trading securities predominantly driven by transfers of highly rated CLOs from level 3 into level 2, based on increased liquidity and price transparency;

•
$1.4 billion decrease in derivative receivables driven by a $1.2 billion decrease from the impact of tightening reference entity credit spreads and risk reductions in credit derivatives and decreases of $1.4 billion across interest rate, foreign exchange and commodity derivatives due to market movements. These were partially offset by a $1.2 billion increase in equity derivatives due to market movements.

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. For further information on these instruments, see Changes in level 3 recurring fair value measurements rollforward tables on pages 97–99 of this Form 10-Q.
Three months ended March 31, 2013

•	$851 million and $537 million of net gains on assets and liabilities, respectively, measured at fair value on a recurring basis, none of which were individually significant.
Three months ended March 31, 2012

•	$1.6 billion of net losses on derivatives, related to tightening of credit spreads, partially offset by gains in interest rate derivatives.

Credit adjustments
When determining the fair value of an instrument, it may be necessary to record adjustments to the Firm’s estimates of fair value in order to reflect the counterparty credit quality and Firm’s own creditworthiness:

•
Credit valuation adjustments (“CVA”) are taken to reflect the credit quality of a counterparty in the valuation of derivatives. CVA adjustments are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty. As few classes of derivative contracts are listed on an exchange, derivative positions are predominantly valued using models that use as their basis observable market parameters. An adjustment is necessary to reflect the credit quality of each derivative counterparty to arrive at fair value. The adjustment also takes into account contractual factors designed to reduce the Firm’s credit exposure to each counterparty, such as collateral and legal rights of offset.

•
Debit valuation adjustments (“DVA”) are taken to reflect the credit quality of the Firm in the valuation of liabilities measured at fair value. The methodology to determine the adjustment is generally consistent with CVA and incorporates JPMorgan Chase’s credit spread as observed through the credit default swap (“CDS”) market.

The following table provides the credit adjustments, excluding the effect of any hedging activity, reflected within the Consolidated Balance Sheets as of the dates indicated.

(in millions)	Mar 31, 2013	Dec 31, 2012
Derivative receivables balance (net of derivatives CVA)	$70,609	$74,983
Derivatives CVA(a)	(3,906)	(4,238)
Derivative payables balance (net of derivatives DVA)	61,989	70,656
Derivatives DVA	(825)	(830)
Structured notes balance (net of structured notes DVA)(b)(c)	50,502	48,112
Structured notes DVA	(1,843)	(1,712)

(a)	Derivatives CVA, gross of hedges, includes results managed by the credit portfolio and other lines of business within the Corporate & Investment Bank (“CIB”).

(b)	Structured notes are recorded within long-term debt, other borrowed funds or deposits on the Consolidated Balance Sheets, depending upon the tenor and legal form of the note.

(c)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 107–108 of this Form 10-Q.

The following table provides the impact of credit adjustments on earnings in the respective periods, excluding the effect of any hedging activity.

	Three months ended March 31,
(in millions)	2013	2012
Credit adjustments:
Derivative CVA(a)	$332	$1,461
Derivative DVA	(5)	(439)
Structured note DVA(b)	131	(468)

(a)	Derivatives CVA, gross of hedges, includes results managed by the credit portfolio and other lines of business within the CIB.

(b)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 107–108 of this Form 10-Q.
Assets and liabilities measured at fair value on a nonrecurring basis
At March 31, 2013, assets measured at fair value on a nonrecurring basis were $1.0 billion and predominantly consisted of loans that had fair value adjustments in the first three months of 2013. At December 31, 2012, assets measured at fair value on a nonrecurring basis were $5.1 billion, comprised predominantly of loans that had fair value adjustments in the twelve months of 2012. At March 31, 2013, $176 million and $811 million of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. At December 31, 2012, $667 million and $4.4 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. Liabilities measured at fair value on a nonrecurring basis were not significant at March 31, 2013, and December 31, 2012. For the three months ended March 31, 2013 and 2012, there were no significant transfers between levels 1, 2, and 3.
Of the $1.0 billion of assets measured at fair value on a nonrecurring basis, $733 million related to residential real estate loans measured at the net realizable value of the underlying collateral (i.e., collateral-dependent loans and other loans charged off in accordance with regulatory guidance). These amounts are classified as level 3, as they are valued using a broker’s price opinion and discounted based upon the Firm’s experience with actual liquidation values. These discounts to the broker price opinions ranged from 18% to 59%, with a weighted average of 29%.
The total change in the recorded value of assets and liabilities for which a fair value adjustment has been included in the Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, related to financial instruments held at those dates, was a reduction of $299 million and $534 million, respectively; these reductions in recorded value were predominantly associated with loans.
For information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), see Note 14 on pages 250–275 of JPMorgan Chase’s 2012 Annual Report.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated Balance Sheets at fair value
The following table presents the carrying values and estimated fair values at March 31, 2013, and December 31, 2012, of financial assets and liabilities, excluding financial instruments which are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 on pages 196–214 of JPMorgan Chase’s 2012 Annual Report.

	March 31, 2013					December 31, 2012
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$45.5	$45.5	$—	$—	$45.5	$53.7	$53.7	$—	$—	$53.7
Deposits with banks	257.6	246.4	11.2	—	257.6	121.8	114.1	7.7	—	121.8
Accrued interest and accounts receivable	74.2	—	73.8	0.4	74.2	60.9	—	60.3	0.6	60.9
Federal funds sold and securities purchased under resale agreements	192.7	—	192.7	—	192.7	272.0	—	272.0	—	272.0
Securities borrowed	108.6	—	108.6	—	108.6	108.8	—	108.8	—	108.8
Loans, net of allowance for loan losses(a)	705.9	—	21.6	685.9	707.5	709.3	—	26.4	685.4	711.8
Other	50.9	—	46.1	5.3	51.4	49.7	—	42.7	7.4	50.1
Financial liabilities
Deposits	$1,196.5	$—	$1,195.7	$1.2	$1,196.9	$1,187.9	$—	$1,187.2	$1.2	$1,188.4
Federal funds purchased and securities loaned or sold under repurchase agreements	243.9	—	243.9	—	243.9	235.7	—	235.7	—	235.7
Commercial paper	58.8	—	58.8	—	58.8	55.4	—	55.4	—	55.4
Other borrowed funds	13.4	—	13.4	—	13.4	15.0	—	15.0	—	15.0
Accounts payable and other liabilities	160.9	—	159.1	1.7	160.8	156.5	—	153.8	2.5	156.3
Beneficial interests issued by consolidated VIEs	57.2	—	53.0	4.3	57.3	62.0	—	57.7	4.4	62.1
Long-term debt and junior subordinated deferrable interest debentures	237.7	—	239.2	5.5	244.7	218.2	—	220.0	5.4	225.4

(a)
Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based on the value of the underlying collateral. The difference between the estimated fair value and carrying value of a financial asset or liability is the result of the different methodologies used to determine fair value as compared with carrying value. For example, credit losses are estimated for a financial asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in the allowance for loan loss calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in the allowance for loan losses. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see pages 196–214 of JPMorgan Chase’s 2012 Annual Report and pages 96–107 of this Note.

The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded. The carrying value and estimated fair value of the Firm’s wholesale lending-related commitments were as follows for the periods indicated.

	March 31, 2013					December 31, 2012
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$0.7	$—	$—	$1.4	$1.4	$0.7	$—	$—	$1.9	$1.9

(a)
Represents the allowance for wholesale lending-related commitments. Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which are recognized at fair value at the inception of guarantees.

The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases, without notice as permitted by law. For a further discussion of the valuation of lending-related commitments, see page 198 of JPMorgan Chase’s 2012 Annual Report.
Trading assets and liabilities – average balances
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended March 31,
(in millions)	2013	2012
Trading assets – debt and equity instruments(a)	$370,694	$355,335
Trading assets – derivative receivables	74,918	90,446
Trading liabilities – debt and equity instruments(a)(b)	70,506	68,984
Trading liabilities – derivative payables	68,683	76,069

(a)
Balances reflect the reduction of securities owned (long positions) by the amount of securities sold, but not yet purchased (short positions) when the long and short positions have identical CUSIP numbers.

(b)	Primarily represent securities sold, not yet purchased.

Note 4 – Fair value option
For a discussion of the primary financial instruments for which the fair value option was previously elected, including the basis for those elections and the determination of instrument-specific credit risk, where relevant, see Note 4 on pages 214–216 of JPMorgan Chase’s 2012 Annual Report.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended March 31,
	2013				2012
(in millions)	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$(71)	$—		$(71)	$(48)	$—		$(48)
Securities borrowed	26	—		26	14	—		14
Trading assets:
Debt and equity instruments, excluding loans	256	3	(c)	259	364	3	(c)	367
Loans reported as trading assets:
Changes in instrument-specific credit risk	328	12	(c)	340	476	18	(c)	494
Other changes in fair value	16	952	(c)	968	(252)	1,577	(c)	1,325
Loans:
Changes in instrument-specific credit risk	(5)	—		(5)	—	—		—
Other changes in fair value	—	—		—	25	—		25
Other assets	(1)	(69)	(d)	(70)	—	(194)	(d)	(194)
Deposits(a)	78	—		78	(160)	—		(160)
Federal funds purchased and securities loaned or sold under repurchase agreements	4	—		4	2	—		2
Other borrowed funds(a)	(354)	—		(354)	(475)	—		(475)
Trading liabilities	(18)	—		(18)	9	—		9
Beneficial interests issued by consolidated VIEs	(28)	—		(28)	(6)	—		(6)
Other liabilities	—	(1)	(d)	(1)	—	—		—
Long-term debt:
Changes in instrument-specific credit risk(a)	33	—		33	(419)	—		(419)
Other changes in fair value(b)	(31)	—		(31)	(705)	—		(705)

(a)
Total changes in instrument-specific credit risk related to structured notes were $131 million and $(468) million for the three months ended March 31, 2013 and 2012, respectively. These totals include adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2013, and December 31, 2012, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	March 31, 2013				December 31, 2012
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$5,062		$1,302	$(3,760)	$4,217		$960	$(3,257)
Loans	88		61	(27)	116		64	(52)
Subtotal	5,150		1,363	(3,787)	4,333		1,024	(3,309)
All other performing loans
Loans reported as trading assets	40,151		37,203	(2,948)	44,084		40,581	(3,503)
Loans	1,830		1,714	(116)	2,211		2,099	(112)
Total loans	$47,131		$40,280	$(6,851)	$50,628		$43,704	$(6,924)
Long-term debt
Principal-protected debt	$16,629	(c)	$16,607	$(22)	$16,541	(c)	$16,391	$(150)
Nonprincipal-protected debt(b)	NA		14,048	NA	NA		14,397	NA
Total long-term debt	NA		$30,655	NA	NA		$30,788	NA
Long-term beneficial interests
Nonprincipal-protected debt(b)	NA		$1,130	NA	NA		$1,170	NA
Total long-term beneficial interests	NA		$1,130	NA	NA		$1,170	NA

(a)	There were no performing loans which were ninety days or more past due as of March 31, 2013, and December 31, 2012, respectively.

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
At March 31, 2013, and December 31, 2012, the contractual amount of letters of credit for which the fair value option was elected was $4.6 billion and $4.5 billion, respectively, with a corresponding fair value of $(72) million and $(75) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 29 on pages 308–315 of JPMorgan Chase’s 2012 Annual Report, and Note 21 on pages 166–170 of this Form 10-Q.

Note 5 – Derivative instruments
JPMorgan Chase makes markets in derivatives for customers and also uses derivatives to hedge or manage its own risk exposures. For a further discussion of the Firm’s use of and accounting policies regarding derivative instruments, see Note 6 on pages 218-227 of JPMorgan Chase’s 2012 Annual Report.
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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
◦ Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate/PE	116
◦ Interest rate	Hedge floating rate assets and liabilities	Cash flow hedge	Corporate/PE	117
◦ Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate/PE	116
◦ Foreign exchange	Hedge forecasted revenue and expense	Cash flow hedge	Corporate/PE	117
◦ Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. subsidiaries	Net investment hedge	Corporate/PE	118
◦ Commodity	Hedge commodity inventory	Fair value hedge	CIB	116
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
◦ Interest rate	Manage the risk of the mortgage pipeline, warehouse loans and MSRs	Specified risk management	CCB	118
◦ Credit	Manage the credit risk of wholesale lending exposures	Specified risk management	CIB	118
◦ Credit(a)	Manage the credit risk of certain AFS securities	Specified risk management	Corporate/PE	118
◦ Commodity	Manage the risk of certain commodities-related contracts and investments	Specified risk management	CIB	118
◦ Interest rate and foreign exchange	Manage the risk of certain other specified assets and liabilities	Specified risk management	Corporate/PE	118
Market-making derivatives and other activities:
◦ Various	Market-making and related risk management	Market-making and other	CIB	118
◦ Various(b)	Other derivatives, including the synthetic credit portfolio	Market-making and other	CIB, Corporate/PE	118

(a)	Includes a limited number of single-name credit derivatives used to mitigate the credit risk arising from specified AFS securities.

(b)
The synthetic credit portfolio is a portfolio of index credit derivatives, including short and long positions, that was held by CIO. On July 2, 2012, CIO transferred the synthetic credit portfolio, other than a portion that aggregated to a notional amount of approximately $12 billion, to CIB. The positions making up the portion of the synthetic credit portfolio retained by CIO on July 2, 2012, were effectively closed out during the third quarter of 2012. The results of the synthetic credit portfolio, including the portion transferred to CIB, have been included in the gains and losses on derivatives related to market-making activities and other derivatives category on page 118 of this Note.

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of March 31, 2013, and December 31, 2012.

	Notional amounts(b)
(in billions)	March 31, 2013	December 31, 2012
Interest rate contracts
Swaps	$33,131	$33,183
Futures and forwards	12,692	11,824
Written options	3,944	3,866
Purchased options	4,008	3,911
Total interest rate contracts	53,775	52,784
Credit derivatives(a)	6,489	5,981
Foreign exchange contracts
Cross-currency swaps	3,280	3,355
Spot, futures and forwards	4,097	4,033
Written options	753	651
Purchased options	756	661
Total foreign exchange contracts	8,886	8,700
Equity contracts
Swaps	167	163
Futures and forwards	58	49
Written options	482	442
Purchased options	415	403
Total equity contracts	1,122	1,057
Commodity contracts
Swaps	299	313
Spot, futures and forwards	184	190
Written options	260	265
Purchased options	253	260
Total commodity contracts	996	1,028
Total derivative notional amounts	$71,268	$69,550

(a)	Primarily consists of credit default swaps. For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on pages 118–119 of this Note.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.

While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated Balance Sheets as of March 31, 2013, and December 31, 2012, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Derivative receivables and payables(a)
	Gross derivative receivables						Gross derivative payables
March 31, 2013 (in millions)	Not designated as hedges		Designated as hedges	Total derivative receivables		Net derivative receivables(b)	Not designated as hedges		Designated as hedges	Total derivative payables		Net derivative payables(b)
Trading assets and liabilities
Interest rate	$1,168,894		$4,895	$1,173,789		$34,280	$1,131,880		$2,816	$1,134,696		$18,611
Credit	103,399		—	103,399		3,664	101,350		—	101,350		3,134
Foreign exchange	139,523		1,968	141,491		12,346	155,613		801	156,414		14,806
Equity	46,438		—	46,438		10,035	48,708		—	48,708		13,347
Commodity	59,826		1,099	60,925		10,284	64,568		71	64,639		12,091
Total fair value of trading assets and liabilities	$1,518,080		$7,962	$1,526,042		$70,609	$1,502,119		$3,688	$1,505,807		$61,989

	Gross derivative receivables						Gross derivative payables
December 31, 2012 (in millions)	Not designated as hedges		Designated as hedges	Total derivative receivables		Net derivative receivables(b)	Not designated as hedges	Designated as hedges		Total derivative payables		Net derivative payables(b)
Trading assets and liabilities
Interest rate	$1,323,184		$6,064	$1,329,248		$39,205	$1,284,494		$3,120	$1,287,614		$24,906
Credit	100,310		—	100,310		1,735	100,027		—	100,027		2,504
Foreign exchange	146,682		1,577	148,259		14,142	159,509		2,133	161,642		18,601
Equity	42,662	(c)	—	42,662	(c)	9,266	44,534	(c)	—	44,534	(c)	11,819
Commodity	51,312	(c)	586	51,898	(c)	10,635	55,094	(c)	644	55,738	(c)	12,826
Total fair value of trading assets and liabilities	$1,664,150		$8,227	$1,672,377		$74,983	$1,643,658		$5,897	$1,649,555		$70,656

(a)	Balances exclude structured notes for which the fair value option has been elected. See Note 4 on pages 107–108 of this Form 10-Q for further information.

(b)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

(c)	The prior period amounts have been revised.

The following table presents, as of March 31, 2013 and December 31, 2012, the gross and net derivatives receivables by contract type and amount for those derivatives contracts for which netting is permissible under U.S. GAAP. Derivatives receivables have been netted with respect to those receivables as to which the netting requirements have been met, including obtaining a legal opinion with respect to the enforceability of the netting (“U.S. GAAP nettable derivative receivables”); where such a legal opinion has not been either sought or obtained, the receivables are not netted, and are shown separately in the table below (“Derivative receivables not nettable under U.S. GAAP”).

	March 31, 2013				December 31, 2012
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over–the–counter (“OTC”)	$742,239	$(717,741)		$24,498	$821,198	$(798,365)		$22,833
OTC–cleared	421,814	(421,768)		46	491,947	(491,678)		269
Exchange traded(a)	—	—		—	—	—		—
Total interest rate contracts	1,164,053	(1,139,509)		24,544	1,313,145	(1,290,043)		23,102
Credit contracts:
OTC	92,182	(89,199)		2,983	90,744	(90,104)		640
OTC–cleared	10,537	(10,536)		1	8,471	(8,471)		—
Total credit contracts	102,719	(99,735)		2,984	99,215	(98,575)		640
Foreign exchange contracts:
OTC	136,683	(129,105)		7,578	142,059	(134,094)		7,965
OTC–cleared	40	(40)		—	23	(23)		—
Exchange traded(a)	—	—		—	—	—		—
Total foreign exchange contracts	136,723	(129,145)		7,578	142,082	(134,117)		7,965
Equity contracts:
OTC	28,741	(27,009)		1,732	26,008	(24,628)		1,380
OTC–cleared	—	—		—	—	—		—
Exchange traded(a)	15,599	(9,394)		6,205	12,841	(8,768)		4,073
Total equity contracts	44,340	(36,403)		7,937	38,849	(33,396)		5,453
Commodity contracts:
OTC	37,838	(30,877)		6,961	34,977	(28,856)		6,121
OTC–cleared	—	—		—	—	—		—
Exchange traded(a)	21,495	(19,764)		1,731	15,108	(12,407)		2,701
Total commodity contracts	59,333	(50,641)		8,692	50,085	(41,263)		8,822
U.S. GAAP nettable derivative receivables	$1,507,168	$(1,455,433)	(b)	$51,735	$1,643,376	$(1,597,394)	(b)	$45,982
Derivative receivables not nettable under U.S. GAAP	18,874			18,874	29,001			29,001
Total derivative receivables recognized on the Consolidated Balance Sheets	$1,526,042			$70,609	$1,672,377			$74,983

(a)	Exchange traded derivative amounts that relate to futures contracts are settled daily.

(b)	Included cash collateral netted of $72.5 billion and $79.2 billion at March 31, 2013 and December 31, 2012, respectively.

The following table presents, as of March 31, 2013 and December 31, 2012, the gross and net derivatives payables by contract type and amount for those derivatives contracts for which netting is permissible under U.S. GAAP. Derivatives payables have been netted with respect to those payables as to which the netting requirements have been met, including obtaining a legal opinion with respect to the enforceability of the netting (“U.S. GAAP nettable derivative payables”); where such a legal opinion has not been either sought or obtained, the payables are not netted, and are shown separately in the table below (“Derivative payables not nettable under U.S. GAAP”).

	March 31, 2013				December 31, 2012
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$719,641	$(703,862)		$15,779	$801,664	$(780,945)		$20,719
OTC–cleared	412,283	(412,223)		60	482,018	(481,763)		255
Exchange traded(a)	—	—		—	—	—		—
Total interest rate contracts	1,131,924	(1,116,085)		15,839	1,283,682	(1,262,708)		20,974
Credit contracts:
OTC	88,702	(87,322)		1,380	89,170	(88,151)		1,019
OTC–cleared	10,894	(10,894)		—	9,372	(9,372)		—
Total credit contracts	99,596	(98,216)		1,380	98,542	(97,523)		1,019
Foreign exchange contracts:
OTC	151,880	(141,571)		10,309	154,271	(143,018)		11,253
OTC–cleared	38	(37)		1	29	(23)		6
Exchange traded(a)	—	—		—	—	—		—
Total foreign exchange contracts	151,918	(141,608)		10,310	154,300	(143,041)		11,259
Equity contracts:
OTC	30,628	(25,967)		4,661	28,320	(23,948)		4,372
OTC–cleared	—	—		—	—	—		—
Exchange traded(a)	14,368	(9,394)		4,974	12,000	(8,767)		3,233
Total equity contracts	44,996	(35,361)		9,635	40,320	(32,715)		7,605
Commodity contracts:
OTC	39,447	(32,783)		6,664	36,857	(30,505)		6,352
OTC–cleared	—	—		—	—	—		—
Exchange traded(a)	21,420	(19,765)		1,655	14,488	(12,407)		2,081
Total commodity contracts	60,867	(52,548)		8,319	51,345	(42,912)		8,433
U.S. GAAP nettable derivative payables	$1,489,301	$(1,443,818)	(b)	$45,483	$1,628,189	$(1,578,899)	(b)	$49,290
Derivative payables not nettable under U.S. GAAP	16,506			16,506	21,366			21,366
Total derivative payables recognized on the Consolidated Balance Sheets	$1,505,807			$61,989	$1,649,555			$70,656

(a)	Exchange traded derivative balances that relate to futures contracts are settled daily.

(b)	Included cash collateral netted of $60.9 billion and $60.7 billion related to OTC and OTC-cleared derivatives at March 31, 2013, and December 31, 2012, respectively.

In addition to the cash collateral received and transferred that is presented on a net basis with net derivative receivables and payables, the Firm receives and transfers additional collateral (financial instruments and cash). These amounts mitigate counterparty credit risk associated with the Firm’s derivative instruments but are not eligible for net presentation, because (a) the collateral is non-cash financial instruments (generally U.S. government and agency securities and other G7 government bonds), (b) the amount of collateral held or transferred exceeds the fair value exposure, at the individual counterparty level, as of the date presented, or (c) the collateral relates to derivative receivables or payables not nettable under U.S. GAAP.

The following tables present information regarding certain non-cash financial instrument collateral received and transferred as of March 31, 2013, and December 31, 2012 that is not eligible for net presentation under U.S. GAAP. The collateral included in these tables relates only to the U.S. GAAP nettable derivative instruments and excludes additional collateral that exceeds the fair value exposure and excludes all collateral related to derivative instruments not nettable under U.S. GAAP.

Derivative receivable collateral
	March 31, 2013				December 31, 2012
(in millions)	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure
U.S. GAAP nettable derivative receivables	$51,735	$(10,508)	(a)	$41,227	$45,982	$(11,350)	(a)	$34,632

Derivative payable collateral(b)
	March 31, 2013				December 31, 2012
(in millions)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)
U.S. GAAP nettable derivative payables	$45,483	$(12,953)	(a)	$32,530	$49,290	$(20,109)	(a)	$29,181

(a)
Represents liquid security collateral as well as cash collateral held at third party custodians. For some counterparties, the collateral amounts of financial instruments may exceed the derivative receivables and derivative payables balances. Where this is the case, the total amount reported is limited to the net derivative receivables and net derivative payables balances with that counterparty.

(b)	Derivative payable collateral relates only to OTC and OTC-cleared derivative instruments. Amounts exclude collateral transferred related to exchange-traded derivative instruments.

(c)	Net amount represents counterparty exposure to the Firm.

Liquidity risk and credit-related contingent features
For a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts, see Note 6 on pages 218–227 of JPMorgan Chase’s 2012 Annual Report.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a downgrade and the associated collateral the Firm has posted in the normal course of business at March 31, 2013, and December 31, 2012.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	March 31, 2013	December 31, 2012
Aggregate fair value of net derivative payables	$40,212	$40,844
Collateral posted	33,642	34,414

The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), at March 31, 2013 and December 31, 2012, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral or termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating provided by major rating agencies.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	March 31, 2013		December 31, 2012
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$1,114	$3,702	$1,234	$4,090
Amount required to settle contracts with termination triggers upon downgrade(b)	797	1,162	857	1,270

(a)	Includes the additional collateral to be posted for initial margin. Prior period amounts have been revised to conform with the current presentation.

(b)	Amounts represent fair value of derivative payables, and do not reflect collateral posted.

Impact of derivatives on the Consolidated Statements of Income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses

The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three months ended March 31, 2013 and 2012, respectively. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income				Income statement impact due to:
Three months ended March 31, 2013 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$(499)		$875	$376	$(40)	$416
Foreign exchange(b)	3,753	(d)	(3,752)	1	—	1
Commodity(c)	751		(725)	26	(18)	44
Total	$4,005		$(3,602)	$403	$(58)	$461

	Gains/(losses) recorded in income				Income statement impact due to:
Three months ended March 31, 2012 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$(556)		$640	$84	$28	$56
Foreign exchange(b)	(2,960)	(d)	2,950	(10)	—	(10)
Commodity(c)	(2,176)		1,694	(482)	27	(509)
Total	$(5,692)		$5,284	$(408)	$55	$(463)

(a)
Primarily consists of hedges of the benchmark (e.g., London Interbank Offered Rate (“LIBOR”)) interest rate risk of fixed-rate long-term debt and AFS securities. Gains and losses were recorded in net interest income. The current presentation excludes accrued interest. Prior period amounts have been revised to conform with the current presentation.

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

(d)
Included $4.0 billion and $(2.8) billion for the three months ended March 31, 2013 and 2012, respectively, of revenue related to certain foreign exchange trading derivatives designated as fair value hedging instruments.

(e)	Hedge ineffectiveness is the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk.

(f)
The assessment of hedge effectiveness excludes certain components of the changes in fair values of the derivatives and hedged items such as forward points on foreign exchange forward contracts and time values.

Cash flow hedge gains and losses

The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three months ended March 31, 2013 and 2012, respectively. The Firm includes the gain/(loss) on the hedging derivative and the change in cash flows on the hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months ended March 31, 2013 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(27)	$—	$(27)	$(26)	$1
Foreign exchange(b)	(2)	—	(2)	(104)	(102)
Total	$(29)	$—	$(29)	$(130)	$(101)

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months ended March 31, 2012 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$21	$5	$26	$(120)	$(141)
Foreign exchange(b)	(1)	—	(1)	79	80
Total	$20	$5	$25	$(41)	$(61)

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily net interest income, noninterest revenue and compensation expense.

(c)	The Firm did not experience any forecasted transactions that failed to occur for the three months ended March 31, 2013 and 2012.

(d)
Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

Over the next 12 months, the Firm expects that $98 million (after-tax) of net losses recorded in accumulated other comprehensive income (“AOCI”) at March 31, 2013, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 8 years, and such transactions primarily relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the three months ended March 31, 2013 and 2012.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2013		2012
Three months ended March 31, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(77)	$420	$(55)	$(267)

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in current-period income. The Firm measures the ineffectiveness of net investment hedge accounting relationships based on changes in spot foreign currency rates, and therefore there was no ineffectiveness for net investment hedge accounting relationships during the three months ended March 31, 2013 and 2012.

Gains and losses on derivatives used for specified risk management purposes
The following table presents pretax gains/(losses) recorded on a limited number of derivatives, not designated in hedge accounting relationships, that are used to manage risks associated with certain specified assets and liabilities, including certain risks arising from the mortgage pipeline, warehouse loans, MSRs, wholesale lending exposures, AFS securities, foreign currency-denominated liabilities, and commodities related contracts and investments.

	Derivatives gains/(losses) recorded in income
	Three months ended March 31,
(in millions)	2013	2012
Contract type
Interest rate(a)	$458	$536
Credit(b)	(31)	(74)
Foreign exchange(c)	1	5
Commodity(d)	34	(10)
Total	$462	$457

(a)
Primarily relates to interest rate derivatives used to hedge the interest rate risks associated with the mortgage pipeline, warehouse loans and MSRs. Gains and losses were recorded predominantly in mortgage fees and related income.

(b)
Relates to credit derivatives used to mitigate credit risk associated with lending exposures in the Firm’s wholesale businesses, and single-name credit derivatives used to mitigate credit risk arising from certain AFS securities. These derivatives do not include the synthetic credit portfolio or credit derivatives used to mitigate counterparty credit risk arising from derivative receivables, both of which are included in gains and losses on derivatives related to market-making activities and other derivatives. Gains and losses were recorded in principal transactions revenue.

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
The Firm makes markets in derivatives in order to meet the needs of customers and uses derivatives to manage certain risks associated with net open risk positions from the Firm’s market-making activities, including the counterparty credit risk arising from derivative receivables. These derivatives, as well as all other derivatives (including the synthetic credit portfolio) that are not included in the hedge accounting or specified risk management categories above, are included in this category. Gains and losses on these derivatives are recorded in principal transactions revenue. See Note 6 on page 120 of this Form 10-Q for information on principal transactions revenue.
Credit derivatives
For a more detailed discussion of credit derivatives, see Note 6 on pages 218–227 of JPMorgan Chase’s 2012 Annual Report.
The Firm is both a purchaser and seller of protection in the credit derivatives market and uses these derivatives for two primary purposes. First, in its capacity as a market-maker, the Firm actively manages a portfolio of credit derivatives by purchasing and selling credit protection, predominantly on corporate debt obligations, to meet the needs of customers. Second, as an end-user, the Firm uses credit derivatives to manage credit risk associated with lending exposures (loans and unfunded commitments) and derivatives counterparty exposures in the Firm’s wholesale businesses, and to manage the credit risk arising from certain AFS securities and from certain financial instruments in the Firm’s market-making businesses. For more information on the synthetic credit portfolio, see footnote (b) to the table on page 109 of this Note.
The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of March 31, 2013, and December 31, 2012. Upon a credit event, the Firm as a seller of protection would typically pay out only a percentage of the full notional amount as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. Other purchased protection referenced in the following tables includes credit derivatives bought on related, but not identical, reference positions (including indices, portfolio coverage and other reference points) as well as protection purchased through credit-related notes.

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

Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
March 31, 2013 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(3,191,033)	$3,158,710	$(32,323)	$12,971
Other credit derivatives(a)	(78,120)	18,681	(59,439)	29,595
Total credit derivatives	(3,269,153)	3,177,391	(91,762)	42,566
Credit-related notes	(194)	—	(194)	3,575
Total	$(3,269,347)	$3,177,391	$(91,956)	$46,141

	Maximum payout/Notional amount
December 31, 2012 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(2,954,705)	$2,879,105	$(75,600)	$42,460
Other credit derivatives(a)	(66,244)	5,649	(60,595)	33,174
Total credit derivatives	(3,020,949)	2,884,754	(136,195)	75,634
Credit-related notes	(233)	—	(233)	3,255
Total	$(3,021,182)	$2,884,754	$(136,428)	$78,889

(a)	Primarily consists of total return swaps and CDS options.

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
The following tables summarize the notional and fair value amounts of credit derivatives and credit-related notes as of March 31, 2013, and December 31, 2012, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile
March 31, 2013 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(439,302)	$(1,596,456)	$(297,138)	$(2,332,896)	$20,988	$(22,255)	$(1,267)
Noninvestment-grade	(231,664)	(621,285)	(83,502)	(936,451)	22,922	(32,756)	(9,834)
Total	$(670,966)	$(2,217,741)	$(380,640)	$(3,269,347)	$43,910	$(55,011)	$(11,101)

December 31, 2012 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(409,748)	$(1,383,644)	$(224,001)	$(2,017,393)	$16,690	$(22,393)	$(5,703)
Noninvestment-grade	(214,949)	(722,115)	(66,725)	(1,003,789)	22,355	(36,815)	(14,460)
Total	$(624,697)	$(2,105,759)	$(290,726)	$(3,021,182)	$39,045	$(59,208)	$(20,163)

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

Note 6 – Noninterest revenue
For a discussion of the components of and accounting policies for the Firm’s noninterest revenue, see Note 7 on pages 228–229 of JPMorgan Chase’s 2012 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended March 31,
(in millions)	2013	2012
Underwriting
Equity	$273	$276
Debt	917	823
Total underwriting	1,190	1,099
Advisory	255	282
Total investment banking fees	$1,445	$1,381
Principal transactions revenue includes realized and unrealized gains and losses recorded on derivatives, other financial instruments and private equity investments.
Principal transactions revenue also includes revenue associated with market-making and client-driven activities that involve physical commodities. The Firm, through its Global Commodities Group within CIB (“Commodities Group”) generally provides risk management, investment and financing solutions to clients globally both through financial derivatives transactions, as well as through physical commodities transactions. On the financial side, the Commodities Group engages in OTC derivatives transactions (e.g., swaps, forwards, options) and exchange-traded derivatives referencing various types of commodities (see below and Note 5 - Derivative instruments for further information). On the physical side, the Commodities Group engages in the purchase, sale, transport, and storage of power, gas, liquefied natural gas, coal, crude oil, refined products, precious and base metals among others. Realized gains and losses and unrealized losses arising from market-making and client-driven activities involving physical commodities inventories that are generally carried at the lower of cost or market (market approximates fair value), subject to any applicable fair value hedge accounting adjustments, are recorded in principal transactions revenue. Fees relating to storage and transportation are recorded in Other Income. These fees are generally recognized over the arrangement period. Expenses relating to such activities are recorded in other expense (see Note 10- Noninterest expense for further information).
In addition, principal transactions revenue also includes certain realized and unrealized gains and losses related to hedge accounting and specified risk management activities disclosed separately in Note 5, including: (a) certain derivatives designated in qualifying hedge accounting relationships (primarily fair value hedges of commodity and foreign exchange risk), (b) certain derivatives used for specific risk management purposes, primarily to mitigate credit risk, foreign exchange risk and commodity risk, and (c) other derivatives, including the synthetic credit portfolio. See Note 5 on pages 109–119 of this Form 10-Q for information on the income statement classification of gains and losses on derivatives.
The following table presents all realized and unrealized gains and losses recorded in principal transactions revenue by major underlying type of risk exposures.

	Three months ended March 31,
(in millions)	2013	2012
Trading revenue by risk exposure
Interest rate	$589	$1,345
Credit(a)	1,145	(984)
Foreign exchange	489	548
Equity	1,122	823
Commodity(b)	688	627
Total trading revenue	4,033	2,359
Private equity gains/(losses)(c)	(272)	363
Principal transactions(d)	$3,761	$2,722

(a)	Included $1.4 billion of losses incurred by CIO from the synthetic credit portfolio for the three months ended March 31, 2012.

(b)
Includes realized gains and losses and unrealized losses on physical commodities inventories that are generally carried at the lower of cost or market (market approximates fair value), subject to any applicable fair value hedge accounting adjustments, and gains and losses on commodity derivatives and other financial instruments that are carried at fair value through income. Commodity derivatives are frequently used to manage the Firm’s risk exposure to its physical commodities inventories related to market-making and client-driven activities. Gains/(losses) related to commodity fair value hedges were $26 million and $(482) million for the three months ended March 31, 2013 and 2012, respectively.

(c)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, as well as those held in other business segments.

(d)
Principal transactions revenue includes DVA related to structured notes and derivative liabilities measured at fair value in CIB. DVA gains/(losses) were $126 million and $(907) million for the three months ended March 31, 2013 and 2012, respectively.

The following table presents components of asset management, administration and commissions.

	Three months ended March 31,
(in millions)	2013	2012
Asset management
Investment management fees	$1,703	$1,446
All other asset management fees	246	162
Total asset management fees	1,949	1,608

Total administration fees(a)	527	535

Commission and other fees
Brokerage commissions	580	655
All other commissions and fees	543	594
Total commissions and fees	1,123	1,249
Total asset management, administration and commissions	$3,599	$3,392

(a)	Includes fees for custody, securities lending, funds services and securities clearance.
Other income
Included in other income is operating lease income of $349 million and $323 million for the three months ended March 31, 2013 and 2012, respectively.

Note 7 – Interest income and Interest expense
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, see Note 8 on page 230 of JPMorgan Chase’s 2012 Annual Report.
Details of interest income and interest expense were as follows.

	Three months ended March 31,
(in millions)	2013		2012
Interest income
Loans	$8,513		$9,102
Securities	1,890		2,295
Trading assets	2,273		2,394
Federal funds sold and securities purchased under resale agreements	514		651
Securities borrowed	(6)	(c)	37
Deposits with banks	163		152
Other assets(a)	80		70
Total interest income	13,427		14,701
Interest expense
Interest-bearing deposits	545		722
Short-term and other liabilities(b)	520		409
Long-term debt	1,295		1,722
Beneficial interests issued by consolidated VIEs	134		182
Total interest expense	2,494		3,035
Net interest income	10,933		11,666
Provision for credit losses	617		726
Net interest income after provision for credit losses	$10,316		$10,940

(a)	Largely margin loans.

(b)	Includes brokerage customer payables.

(c)
Negative interest income for the three months ended March 31, 2013, is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; the offset of this matched book activity is reflected as lower net interest expense reported within short-term and other liabilities.

Note 8 – Pension and other postretirement employee benefit plans
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit (“OPEB”) plans, see Note 9 on pages 231–240 of JPMorgan Chase’s 2012 Annual Report.

The following table presents the components of net periodic benefit costs reported in the Consolidated Statements of Income for the Firm’s U.S. and non-U.S. defined benefit pension, defined contribution and OPEB plans.

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended March 31, (in millions)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost
Benefits earned during the period	$78	$68	$9	$10	$—	$—
Interest cost on benefit obligations	112	106	30	31	9	11
Expected return on plan assets	(239)	(195)	(34)	(33)	(22)	(22)
Amortization:
Net (gain)/loss	68	72	12	9	1	2
Prior service cost/(credit)	(10)	(11)	(1)	—	—	—
Net periodic defined benefit cost	9	40	16	17	(12)	(9)
Other defined benefit pension plans(a)	3	4	2	2	NA	NA
Total defined benefit plans	12	44	18	19	(12)	(9)
Total defined contribution plans	105	81	79	80	NA	NA
Total pension and OPEB cost included in compensation expense	$117	$125	$97	$99	$(12)	$(9)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $15.2 billion and $3.3 billion, respectively, as of March 31, 2013, and $14.6 billion and $3.3 billion, respectively, as of December 31, 2012. See Note 19 on page 163 of this Form 10-Q for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the three month periods ended March 31, 2013 and 2012.
The Firm does not anticipate any contribution to the U.S. defined benefit pension plan in 2013 at this time. For 2013, the cost associated with funding benefits under the Firm’s U.S. non-qualified defined benefit pension plans is expected to total $39 million. The 2013 contributions to the non-U.S. defined benefit pension and OPEB plans are expected to be $39 million and $2 million, respectively.

Note 9 – Employee stock-based incentives
For a discussion of the accounting policies and other information relating to employee stock-based incentives, see Note 10 on pages 241–243 of JPMorgan Chase’s 2012 Annual Report.
The Firm recognized the following noncash compensation expense related to its various employee stock-based incentive plans in its Consolidated Statements of Income.

Three months ended March 31, (in millions)	2013	2012
Cost of prior grants of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$384	$582
Accrual of estimated costs of RSUs and SARs to be granted in future periods including those to full-career eligible employees	257	250
Total noncash compensation expense related to employee stock-based incentive plans	$641	$832
In the first quarter of 2013, in connection with its annual incentive grant, the Firm granted 43 million RSUs and 12 million SARs with weighted-average grant date fair values of $46.58 per RSU and $9.56 per SAR.

Note 10 – Noninterest expense
The following table presents the components of noninterest expense.

	Three months ended March 31,
(in millions)	2013	2012
Compensation expense	$8,414	$8,613
Noncompensation expense:
Occupancy expense	901	961
Technology, communications and equipment expense	1,332	1,271
Professional and outside services	1,734	1,795
Marketing	589	680
Other expense(a)(b)(c)	2,301	4,832
Amortization of intangibles	152	193
Total noncompensation expense	7,009	9,732
Total noninterest expense	$15,423	$18,345

(a)	Included litigation expense of $347 million and $2.7 billion for the three months ended March 31, 2013 and 2012, respectively.

(b)	Included FDIC-related expense of $379 million and $401 million for the three months ended March 31, 2013 and 2012, respectively.

(c)	Includes certain expenses relating to the Commodities Group activities, including storage, transportation and tolling arrangements.

Note 11 – Securities
Securities are primarily classified as AFS or trading. Securities classified as trading are discussed in Note 3 on pages 96–107 of this Form 10-Q. Predominantly all of the AFS securities portfolio is held by CIO in connection with its asset-liability management objectives. At both March 31, 2013, and December 31, 2012, the average credit rating of the debt securities comprising the AFS portfolio was AA+ (based upon external ratings where available and, where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). For additional information regarding AFS securities, see Note 12 on pages 244–248 of JPMorgan Chase’s 2012 Annual Report.
Realized gains and losses
The following table presents realized gains and losses and other-than-temporary impairment losses (“OTTI”) from AFS securities that were recognized in income.

Three months ended March 31, (in millions)	2013	2012
Realized gains	$531	$739
Realized losses	(22)	(196)
Net realized gains(a)	509	543
Other-than-temporary impairment losses:
Credit-related	—	(7)	(b)
Total OTTI losses recognized in income	—	(7)
Net securities gains	$509	$536

(a)	Proceeds from securities sold were within approximately 4% of amortized cost for both the three months ended March 31, 2013 and 2012.

(b)	Included OTTI losses recognized in income on certain obligations of U.S. states and municipalities and prime mortgage-backed securities for the three months ended March 31, 2012.
The amortized costs and estimated fair values of AFS and held-to-maturity (“HTM”) securities were as follows for the dates indicated.

	March 31, 2013				December 31, 2012
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$100,298	$4,097	$131	$104,264	$93,693	$4,708	$13	$98,388
Residential:
Prime and Alt-A	1,591	66	4	1,653	1,853	83	3	1,933
Subprime	738	19	—	757	825	28	—	853
Non-U.S.	63,844	1,493	11	65,326	70,358	1,524	29	71,853
Commercial	11,976	868	7	12,837	12,268	948	13	13,203
Total mortgage-backed securities	178,447	6,543	153	184,837	178,997	7,291	58	186,230
U.S. Treasury and government agencies(a)	11,804	173	47	11,930	12,022	116	8	12,130
Obligations of U.S. states and municipalities	19,401	1,630	53	20,978	19,876	1,845	10	21,711
Certificates of deposit	2,373	7	1	2,379	2,781	4	2	2,783
Non-U.S. government debt securities	69,445	948	26	70,367	65,168	901	25	66,044
Corporate debt securities(b)	32,616	686	63	33,239	37,999	694	84	38,609
Asset-backed securities:
Collateralized loan obligations	26,997	381	19	27,359	27,483	465	52	27,896
Other	11,968	211	5	12,174	12,816	166	11	12,971
Total available-for-sale debt securities	353,051	10,579	367	363,263	357,142	11,482	250	368,374
Available-for-sale equity securities	2,458	16	—	2,474	2,750	21	—	2,771
Total available-for-sale securities	$355,509	$10,595	$367	$365,737	$359,892	$11,503	$250	$371,145
Total held-to-maturity securities	$7	$—	$—	$7	$7	$1	$—	$8

(a)	Included total U.S. government-sponsored enterprise obligations with fair values of $90.3 billion and $84.0 billion at March 31, 2013, and December 31, 2012, respectively.

(b)	Consists primarily of bank debt including sovereign government-guaranteed bank debt.

Securities impairment
The following tables present the fair value and gross unrealized losses for AFS securities by aging category at March 31, 2013, and December 31, 2012.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
March 31, 2013 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$18,800	$131	$—	$—	$18,800	$131
Residential:
Prime and Alt-A	194	4	—	—	194	4
Subprime	—	—	—	—	—	—
Non-U.S.	1,175	1	266	10	1,441	11
Commercial	502	7	—	—	502	7
Total mortgage-backed securities	20,671	143	266	10	20,937	153
U.S. Treasury and government agencies	2,070	47	—	—	2,070	47
Obligations of U.S. states and municipalities	3,164	53	—	—	3,164	53
Certificates of deposit	917	1	—	—	917	1
Non-U.S. government debt securities	13,279	23	1,511	3	14,790	26
Corporate debt securities	3,966	24	1,798	39	5,764	63
Asset-backed securities:
Collateralized loan obligations	2,348	6	942	13	3,290	19
Other	1,535	3	257	2	1,792	5
Total available-for-sale debt securities	47,950	300	4,774	67	52,724	367
Available-for-sale equity securities	—	—	—	—	—	—
Total securities with gross unrealized losses	$47,950	$300	$4,774	$67	$52,724	$367

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2012 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$2,440	$13	$—	$—	$2,440	$13
Residential:
Prime and Alt-A	218	2	76	1	294	3
Subprime	—	—	—	—	—	—
Non-U.S.	2,442	6	734	23	3,176	29
Commercial	1,159	8	312	5	1,471	13
Total mortgage-backed securities	6,259	29	1,122	29	7,381	58
U.S. Treasury and government agencies	4,198	8	—	—	4,198	8
Obligations of U.S. states and municipalities	907	10	—	—	907	10
Certificates of deposit	741	2	—	—	741	2
Non-U.S. government debt securities	14,527	21	1,927	4	16,454	25
Corporate debt securities	2,651	10	5,641	74	8,292	84
Asset-backed securities:
Collateralized loan obligations	6,328	17	2,063	35	8,391	52
Other	2,076	7	275	4	2,351	11
Total available-for-sale debt securities	37,687	104	11,028	146	48,715	250
Available-for-sale equity securities	—	—	—	—	—	—
Total securities with gross unrealized losses	$37,687	$104	$11,028	$146	$48,715	$250

Other-than-temporary impairment
The following table presents OTTI losses that are included in the securities gains and losses table above.

Three months ended March 31, (in millions)	2013	2012
Debt securities the Firm does not intend to sell that have credit losses
Total OTTI(a)	$—	$(10)
Losses recorded in/(reclassified from) AOCI	—	3
Total credit-related losses recognized in income(b)	$—	$(7)	(c)
Total OTTI losses recognized in income	$—	$(7)

(a)
For initial OTTI, represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, represents additional declines in fair value subsequent to previously recorded OTTI.

(b)	Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value if there has been a decline in expected cash flows.

(c)
Represents the credit loss component on certain obligations of U. S. states and municipalities and prime mortgage-backed securities for the three months ended March 31, 2012, that the Firm does not intend to sell.

Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the three months ended March 31, 2013 and 2012, of the credit loss component of OTTI losses that have been recognized in income related to debt securities that the Firm does not intend to sell.

Three months ended March 31, (in millions)	2013	2012
Balance, beginning of period	$522	$708
Additions:
Newly credit-impaired securities	—	6
Losses reclassified from other comprehensive income on previously credit-impaired securities	—	1
Reductions:
Sales of credit-impaired securities	(3)	—
Balance, end of period	$519	$715
Gross unrealized losses
Gross unrealized losses have generally increased since December 31, 2012; however, losses on securities that have been in an unrealized loss position for 12 months or more have decreased. Except for certain securities that the Firm intends to sell for which the unrealized losses have been recognized in income, as of March 31, 2013, the Firm does not intend to sell the securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities reported in the table above for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of March 31, 2013.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at March 31, 2013, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

By remaining maturity March 31, 2013 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$142	$13,090	$11,304	$153,911	$178,447
Fair value	142	13,542	11,798	159,355	184,837
Average yield(b)	2.40%	1.98%	3.19%	3.24%	3.15%
U.S. Treasury and government agencies(a)
Amortized cost	$6,133	$1,804	$2,832	$1,035	$11,804
Fair value	6,152	1,854	2,853	1,071	11,930
Average yield(b)	0.57%	1.91%	0.75%	0.72%	0.83%
Obligations of U.S. states and municipalities
Amortized cost	$23	$435	$1,088	$17,855	$19,401
Fair value	23	470	1,161	19,324	20,978
Average yield(b)	3.35%	5.43%	3.69%	5.85%	5.72%
Certificates of deposit
Amortized cost	$2,322	$51	$—	$—	$2,373
Fair value	2,325	54	—	—	2,379
Average yield(b)	6.23%	3.28%	—%	—%	6.17%
Non-U.S. government debt securities
Amortized cost	$18,728	$21,971	$26,319	$2,427	$69,445
Fair value	18,771	22,209	26,844	2,543	70,367
Average yield(b)	1.09%	2.13%	1.46%	1.77%	1.58%
Corporate debt securities
Amortized cost	$3,927	$20,617	$7,936	$136	$32,616
Fair value	3,942	21,016	8,147	134	33,239
Average yield(b)	2.73%	2.30%	2.54%	2.87%	2.41%
Asset-backed securities
Amortized cost	$—	$2,975	$12,411	$23,579	$38,965
Fair value	—	3,008	12,621	23,904	39,533
Average yield(b)	—%	1.92%	1.85%	1.95%	1.92%
Total available-for-sale debt securities
Amortized cost	$31,275	$60,943	$61,890	$198,943	$353,051
Fair value	31,355	62,153	63,424	206,331	363,263
Average yield(b)	1.58%	2.16%	2.00%	3.29%	2.72%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$2,458	$2,458
Fair value	—	—	—	2,474	2,474
Average yield(b)	—%	—%	—%	0.18%	0.18%
Total available-for-sale securities
Amortized cost	$31,275	$60,943	$61,890	$201,401	$355,509
Fair value	31,355	62,153	63,424	208,805	365,737
Average yield(b)	1.58%	2.16%	2.00%	3.26%	2.70%
Total held-to-maturity securities
Amortized cost	$—	$6	$1	$—	$7
Fair value	—	6	1	—	7
Average yield(b)	—%	6.85%	6.64%	—%	6.84%

(a)	U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at March 31, 2013.

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

Note 12 – Securities financing activities

For a discussion of accounting policies relating to securities financing activities, see Note 13 on page 249 of JPMorgan Chase’s 2012 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, see Note 4 on pages 107–108 of this Form 10-Q. For further information regarding assets pledged and collateral received in securities financing agreements, see Note 22 on page170 of this Form 10-Q.
The following table presents as of March 31, 2013 and December 31, 2012 the gross and net securities purchased under resale agreements and Securities borrowed. Securities purchased under resale agreements have been presented on the Consolidated Balance Sheets net of securities sold under repurchase agreements where netting requirements have been met, including obtaining a legal opinion that supports, with sufficient confidence, the enforceability of the master netting agreement (“U.S. GAAP nettable securities purchased under resale agreements”); where such a legal opinion has not been either sought or obtained, the securities purchased under resale agreements are not netted, and are shown separately in the table below (“Securities purchased under resale agreements not nettable under U.S. GAAP”). Securities borrowed are presented on a gross basis on the Consolidated Balance Sheets.

	March 31, 2013				December 31, 2012
(in millions)	Gross asset balance	Amounts netted on the Consolidated Balance Sheets	Net asset balance		Gross asset balance	Amounts netted on the Consolidated Balance Sheets	Net asset balance
Securities purchased under resale agreements
U.S. GAAP nettable securities purchased under resale agreements	$308,068	$(101,060)	$207,008		$381,377	$(96,947)	$284,430
Securities purchased under resale agreements not nettable under U.S. GAAP	11,018		11,018		10,983		10,983
Total securities purchased under resale agreements	$319,086	$(101,060)	$218,026	(a)	$392,360	$(96,947)	$295,413	(a)
Securities borrowed	$114,058	N/A	$114,058	(b)(c)	$119,017	N/A	$119,017	(b)(c)

(a)	At March 31, 2013 and December 31, 2012 included securities purchased under resale agreements of $25.6 billion and $24.3 billion, respectively, accounted for at fair value.

(b)	At March 31, 2013 and December 31, 2012 included securities borrowed of $5.4 billion and $10.2 billion, respectively, accounted for at fair value.

(c)
Included $3.6 billion and $6.9 billion at March 31, 2013 and December 31, 2012, respectively, of securities borrowed where a legal opinion has not been either sought or obtained to support, with sufficient confidence, the enforceability of the master netting agreement in bankruptcy.

The following table presents information as of March 31, 2013 and December 31, 2012 regarding the U.S. GAAP nettable securities purchased under resale agreements and Securities borrowed for which a legal opinion has been obtained to support, with sufficient confidence, the enforceability of the master netting agreement in bankruptcy. The below table excludes information related to resale agreements not nettable under U.S. GAAP and securities borrowed where a legal opinion has not been either sought or obtained to support, with sufficient confidence, the enforceability of the master netting agreement in bankruptcy.

	March 31, 2013				December 31, 2012
		Amounts not nettable on the Consolidated Balance Sheets(a)				Amounts not nettable on the Consolidated Balance Sheets(a)
(in millions)	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure
U.S. GAAP nettable securities purchased under resale agreements	$207,008	$(204,268)	$(1,036)	$1,704	$284,430	$(282,468)	$(998)	$964
Securities borrowed	$110,497	$(106,847)	$—	$3,650	$112,087	$(108,777)	$—	$3,310

(a)
For some counterparties, the sum of the financial instruments and cash collateral not nettable on the Consolidated Balance Sheets may exceed the net asset balance. Where this is the case the total amounts reported in these two columns is limited to the balance of the net reverse repurchase agreement or securities borrowed asset with that counterparty.

(b)
Includes financial instrument collateral received and repurchase and securities loaned liabilities subject to an enforceable master netting agreement; these amounts are not presented net on the Consolidated Balance Sheets because other U.S. GAAP netting criteria are not met.

The following table presents as of March 31, 2013 and December 31, 2012 the gross and net securities sold under repurchase agreements and Securities loaned. Securities sold under repurchase agreements have been presented on the Consolidated Balance Sheets net of securities purchased under resale agreements where netting requirements have been met, including obtaining a legal opinion that supports, with sufficient confidence, the enforceability of the master netting agreement (“U.S. GAAP nettable securities sold under repurchase agreements”); where such legal opinion has not been either sought or obtained, the securities sold under repurchase agreements are not netted, and are shown separately in the table below (“Securities sold under repurchase agreements not nettable under U.S. GAAP”). Securities loaned are presented on a gross basis on the Consolidated Balance Sheets.

	March 31, 2013				December 31, 2012
(in millions)	Gross liability balance	Amounts netted on the Consolidated Balance Sheets	Net liability balance		Gross liability balance	Amounts netted on the Consolidated Balance Sheets	Net liability balance
Securities sold under repurchase agreements
U.S. GAAP nettable securities sold under repurchase agreements	$313,969	$(101,060)	$212,909		$301,352	$(96,947)	$204,405
Securities sold under repurchase agreements not nettable under U.S. GAAP(a)	9,889		9,889		11,155		11,155
Total securities sold under repurchase agreements	$323,858	$(101,060)	$222,798	(c)	$312,507	$(96,947)	$215,560	(c)
Securities loaned(b)	$31,528	N/A	$31,528	(d)(e)	$30,458	N/A	$30,458	(d)(e)

(a)	Includes repurchase agreements that are not subject to a master netting agreement but do provide enforceable rights to collateral.

(b)
Included securities-for-securities borrow vs. pledge transactions of $6.9 billion and $6.9 billion at March 31, 2013, and December 31, 2012, respectively, when acting as lender and as presented within other liabilities in the Consolidated Balance Sheets.

(c)	At March 31, 2013 and December 31, 2012, included securities sold under repurchase agreements of $3.9 billion and $3.9 billion, respectively, accounted for at fair value.

(d)	At March 31, 2013 and December 31, 2012 included securities loaned of $445 million and $457 million, respectively, accounted for at fair value.

(e)
Included $1.3 billion and $889 million at March 31, 2013 and December 31, 2012, respectively of securities loaned where a legal opinion has not been either sought or obtained to support, with sufficient confidence, the enforceability of the master netting agreement in bankruptcy.

The following table presents information as of March 31, 2013 and December 31, 2012 regarding the U.S. GAAP nettable securities sold under repurchase agreements and Securities loaned for which a legal opinion has been obtained to support, with sufficient confidence, the enforceability of the master netting agreement in bankruptcy. The below table excludes information related to repurchase agreements not nettable under U.S. GAAP and securities loaned where a legal opinion has not been either sought or obtained to support, with sufficient confidence, the enforceability of the master netting agreement in bankruptcy.

	March 31, 2013				December 31, 2012
		Amounts not nettable on the Consolidated balance sheets(a)				Amounts not nettable on the Consolidated balance sheets(a)
(in millions)	Net liability balance	Financial instruments(b)	Cash collateral	Net amount(c)	Net liability balance	Financial instruments(b)	Cash collateral	Net amount(c)
U.S. GAAP nettable securities sold under repurchase agreements	$212,909	$(210,582)	$(43)	$2,284	$204,405	$(202,925)	$(162)	$1,318
Securities loaned	$30,203	$(29,343)	$—	$860	$29,569	$(28,998)	$—	$571

(a)
For some counterparties the sum of the financial instruments and cash collateral not nettable on the Consolidated Balance Sheets may exceed the net liability balance. Where this is the case the total amounts reported in these two columns is limited to the balance of the net repurchase agreement or securities loaned liability with that counterparty.

(b)
Includes financial instrument collateral transferred and reverse repurchase and securities borrowed assets subject to an enforceable master netting agreement; these amounts are not presented net on the Consolidated Balance Sheets because other U.S. GAAP netting criteria are not met.

(c)	Net amount represents counterparty exposure to the Firm.
Transfers not qualifying for sale accounting
In addition, at March 31, 2013, and December 31, 2012, the Firm held $10.0 billion and $9.6 billion, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions.

The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded in other borrowed funds, accounts payable and other liabilities, and long-term debt, on the Consolidated Balance Sheets.

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

For a detailed discussion of loans, including accounting policies, see Note 14 on pages 250–275 of JPMorgan Chase’s 2012 Annual Report. See Note 4 on pages 107–108 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 on pages 96–107 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.

Loan portfolio
The Firm’s loan portfolio is divided into three portfolio segments, which are the same segments used by the Firm to determine the allowance for loan losses: Consumer, excluding credit card; Credit card; and Wholesale. Within each portfolio segment, the Firm monitors and assesses the credit risk in the following classes of loans, based on the risk characteristics of each loan class:

Consumer, excluding credit card(a)	Credit card	Wholesale(c)
Residential real estate – excluding PCI
• Home equity – senior lien
• Home equity – junior lien
• Prime mortgage, including
   option ARMs
• Subprime mortgage
Other consumer loans
• Auto(b)
• Business banking(b)
• Student and other
Residential real estate – PCI
• Home equity
• Prime mortgage
• Subprime mortgage
• Option ARMs
	• Credit card loans	• Commercial and industrial • Real estate • Financial institutions • Government agencies • Other

(a)	Includes loans reported in CCB and residential real estate loans reported in the AM and Corporate/Private Equity business segments.

(b)
Includes certain business banking and auto dealer risk-rated loans that apply the wholesale methodology for determining the allowance for loan losses; these loans are managed by CCB, and therefore, for consistency in presentation, are included with the other consumer loan classes.

(c)	Includes loans reported in CIB, CB and AM business segments and in Corporate/Private Equity.

The following tables summarize the Firm’s loan balances by portfolio segment.

March 31, 2013	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$290,082	$121,865	$310,582	$722,529	(b)
Held-for-sale	—	—	4,196	4,196
At fair value	—	—	2,161	2,161
Total	$290,082	$121,865	$316,939	$728,886

December 31, 2012	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$292,620	$127,993	$306,222	$726,835	(b)
Held-for-sale	—	—	4,406	4,406
At fair value	—	—	2,555	2,555
Total	$292,620	$127,993	$313,183	$733,796

(a)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(b)
Loans (other than PCI loans and those for which the fair value option has been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $2.4 billion and $2.5 billion at March 31, 2013 and December 31, 2012, respectively.

The following table provides information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. These tables exclude loans recorded at fair value. On an ongoing basis, the Firm manages its exposure to credit risk. Selling loans is one way that the Firm reduces its credit exposures.

	2013				2012
Three months ended March 31, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Purchases	$2,625	$—	$95	$2,720	$1,759	$—	$321	$2,080
Sales	1,429	—	1,153	2,582	357	—	863	1,220
Retained loans reclassified to held-for-sale	—	—	344	344	—	923	62	985
The following table provides information about gains/(losses) on loan sales by portfolio segment.

	Three months ended March 31,
(in millions)	2013	2012
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Consumer, excluding credit card	$144	$32
Credit card	—	(18)
Wholesale	7	32
Total net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)	$151	$46

(a)	Excludes sales related to loans accounted for at fair value.

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
The table below provides information about retained consumer loans, excluding credit card, by class.

(in millions)	Mar 31, 2013	Dec 31, 2012
Residential real estate – excluding PCI
Home equity:
Senior lien	$18,743	$19,385
Junior lien	46,055	48,000
Mortgages:
Prime, including option ARMs	77,626	76,256
Subprime	8,003	8,255
Other consumer loans
Auto	50,552	49,913
Business banking	18,739	18,883
Student and other	11,927	12,191
Residential real estate – PCI
Home equity	20,525	20,971
Prime mortgage	13,366	13,674
Subprime mortgage	4,561	4,626
Option ARMs	19,985	20,466
Total retained loans	$290,082	$292,620

Delinquency rates are a primary credit quality indicator for consumer loans, excluding credit card. Other indicators that are taken into consideration for consumer loans, excluding credit card, include:

•
For residential real estate loans, including both non-PCI and PCI portfolios, the current estimated LTV ratio, or the combined LTV ratio in the case of junior lien loans; the geographic distribution of the loan collateral; and the borrower’s current or “refreshed” FICO score.

•	For scored auto, scored business banking and student loans, the geographic distribution of the loans.

•	For risk-rated business banking and auto loans, the risk rating of the loan; the geographic considerations relevant to the loan; and whether the loan is considered to be criticized and/or nonaccrual.

•	For all business banking loans, the industry specific conditions relevant to the loans.
For further information on consumer credit quality indicators, see Note 14 on pages 250–275 of JPMorgan Chase’s 2012 Annual Report.
Residential real estate – excluding PCI loans
The following table provides information by class for residential real estate – excluding retained PCI loans in the consumer, excluding credit card, portfolio segment.
The following factors should be considered in analyzing certain credit statistics applicable to the Firm’s residential real estate – excluding PCI loans portfolio: (i) junior lien home equity loans may be fully charged off when the loan becomes 180 days past due, and the value of the collateral does not support the repayment of the loan, resulting in relatively high charge-off rates for this product class; and (ii) the lengthening of loss-mitigation timelines may result in higher delinquency rates for loans carried at the net realizable value of the collateral that remain on the Firm’s Consolidated Balance Sheets.

Residential real estate – excluding PCI loans
	Home equity
(in millions, except ratios)	Senior lien		Junior lien
	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
Loan delinquency(a)
Current	$18,096	$18,688	$45,019	$46,805
30–149 days past due	289	330	788	960
150 or more days past due	358	367	248	235
Total retained loans	$18,743	$19,385	$46,055	$48,000
% of 30+ days past due to total retained loans	3.45%	3.60%	2.25%	2.49%
90 or more days past due and still accruing	$—	$—	$—	$—
90 or more days past due and government guaranteed(b)	—	—	—	—
Nonaccrual loans	943	931	2,161	2,277
Current estimated LTV ratios(c)(d)(e)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$134	$197	$3,523	$4,561
Less than 660	67	93	1,086	1,338
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	416	491	6,684	7,089
Less than 660	172	191	1,918	1,971
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	1,348	1,502	9,233	9,604
Less than 660	446	485	2,291	2,279
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	13,725	13,988	18,321	18,252
Less than 660	2,435	2,438	2,999	2,906
U.S. government-guaranteed	—	—	—	—
Total retained loans	$18,743	$19,385	$46,055	$48,000
Geographic region
California	$2,695	$2,786	$10,513	$10,969
New York	2,780	2,847	9,407	9,753
Illinois	1,322	1,358	3,145	3,265
Florida	871	892	2,475	2,572
Texas	2,386	2,508	1,423	1,503
New Jersey	640	652	2,736	2,838
Arizona	1,141	1,183	2,061	2,151
Washington	627	651	1,564	1,629
Ohio	1,458	1,514	1,037	1,091
Michigan	880	910	1,117	1,169
All other(f)	3,943	4,084	10,577	11,060
Total retained loans	$18,743	$19,385	$46,055	$48,000

(a)
Individual delinquency classifications included mortgage loans insured by U.S. government agencies as follows: current included $3.6 billion and $3.8 billion; 30–149 days past due included $2.1 billion and $2.3 billion; and 150 or more days past due included $9.8 billion and $9.5 billion at March 31, 2013, and December 31, 2012, respectively.

(b)
These balances, which are 90 days or more past due but insured by U.S. government agencies, are excluded from nonaccrual loans. In predominately all cases, 100% of the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. These amounts are excluded from nonaccrual loans because reimbursement of insured and guaranteed amounts is proceeding normally. At March 31, 2013, and December 31, 2012, these balances included $6.9 billion and $6.8 billion, respectively, of loans that are no longer accruing interest because interest has been curtailed by the U.S. government agencies although, in predominantly all cases, 100% of the principal is still insured. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate.

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

(d)	Junior lien represents combined LTV, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property.

(e)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(f)	At March 31, 2013, and December 31, 2012, included mortgage loans insured by U.S. government agencies of $15.5 billion and $15.6 billion, respectively.

(g)
At March 31, 2013, and December 31, 2012, excluded mortgage loans insured by U.S. government agencies of $11.9 billion and $11.8 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(table continued from previous page)

Mortgages
Prime, including option ARMs				Subprime		Total residential real estate – excluding PCI
Mar 31, 2013		Dec 31, 2012		Mar 31, 2013	Dec 31, 2012	Mar 31, 2013		Dec 31, 2012

$62,906		$61,439		$6,571	$6,673	$132,592		$133,605
2,991		3,237		631	727	4,699		5,254
11,729		11,580		801	855	13,136		13,037
$77,626		$76,256		$8,003	$8,255	$150,427		$151,896
3.59%	(g)	3.97%	(g)	17.89%	19.16%	3.92%	(g)	4.28%	(g)
$—		$—		$—	$—	$—		$—
10,871		10,625		—	—	10,871		10,625
3,479		3,445		1,792	1,807	8,375		8,460

$2,164		$2,573		$175	$236	$5,996		$7,567
813		991		529	653	2,495		3,075

3,214		3,697		429	457	10,743		11,734
1,280		1,376		941	985	4,311		4,523

6,530		7,070		708	726	17,819		18,902
2,058		2,117		1,322	1,346	6,117		6,227

41,286		38,281		1,794	1,793	75,126		72,314
4,758		4,549		2,105	2,059	12,297		11,952
15,523		15,602		—	—	15,523		15,602
$77,626		$76,256		$8,003	$8,255	$150,427		$151,896

$18,046		$17,539		$1,202	$1,240	$32,456		$32,534
11,638		11,190		1,054	1,081	24,879		24,871
4,221		3,999		312	323	9,000		8,945
4,398		4,372		1,002	1,031	8,746		8,867
2,979		2,927		250	257	7,038		7,195
2,204		2,131		393	399	5,973		6,020
1,167		1,162		161	165	4,530		4,661
1,730		1,741		171	177	4,092		4,198
403		405		184	191	3,082		3,201
873		866		197	203	3,067		3,148
29,967		29,924		3,077	3,188	47,564		48,256
$77,626		$76,256		$8,003	$8,255	$150,427		$151,896

The following tables represent the Firm’s delinquency statistics for junior lien home equity loans and lines as of March 31, 2013, and December 31, 2012.

	Delinquencies				Total 30+ day delinquency rate
March 31, 2013	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$412	$156	$190	$37,967	2.00%
Beyond the revolving period	52	19	36	3,311	3.23
HELOANs	103	46	22	4,777	3.58
Total	$567	$221	$248	$46,055	2.25%

	Delinquencies				Total 30+ day delinquency rate
December 31, 2012	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$514	$196	$185	$40,794	2.19%
Beyond the revolving period	48	19	27	2,127	4.42
HELOANs	125	58	23	5,079	4.06
Total	$687	$273	$235	$48,000	2.49%
(a) These HELOCs are predominantly revolving loans for a 10-year period, after which time the HELOC converts to a loan with a 20-year amortization period, but also include HELOCs originated by Washington Mutual that require interest-only payments beyond the revolving period.
(b) The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are experiencing financial difficulty or when the collateral does not support the loan amount.
Home equity lines of credit (“HELOCs”) beyond the revolving period and home equity loans (“HELOANs”) have higher delinquency rates than do HELOCs within the revolving period. That is primarily because the fully-amortizing payment that is generally required for those products is higher than the minimum payment options available for HELOCs within the revolving period. The higher delinquency rates associated with amortizing HELOCs and HELOANs are factored into the loss estimates produced by the Firm’s delinquency roll-rate methodology, which estimates defaults based on the current delinquency status of a portfolio.

Impaired loans

The Firm reported, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status.
The table below sets forth information about the Firm’s residential real estate impaired loans, excluding PCI loans. These loans are considered to be impaired as they have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on page 150 of this Form 10-Q.

	Home equity				Mortgages				Total residential real estate – excluding PCI
(in millions)	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
Impaired loans
With an allowance	$570	$542	$688	$677	$6,081	$5,810	$3,129	$3,071	$10,468	$10,100
Without an allowance(a)	585	550	598	546	1,142	1,308	714	741	3,039	3,145
Total impaired loans(b)	$1,155	$1,092	$1,286	$1,223	$7,223	$7,118	$3,843	$3,812	$13,507	$13,245
Allowance for loan losses related to impaired loans	$129	$159	$198	$188	$192	$70	$125	$174	$644	$591
Unpaid principal balance of impaired loans(c)	1,517	1,408	2,519	2,352	9,275	9,095	5,774	5,700	19,085	18,555
Impaired loans on nonaccrual status(d)	659	607	670	599	2,045	1,888	1,361	1,308	4,735	4,402

(a)	Represents collateral-dependent residential mortgage loans that are charged off to the fair value of the underlying collateral less cost to sell.

(b)
At March 31, 2013, and December 31, 2012, $7.2 billion and $7.5 billion, respectively, of loans permanently modified subsequent to repurchase from Government National Mortgage Association (“Ginnie Mae”) in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Services (“RHS”)) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)
Represents the contractual amount of principal owed at March 31, 2013, and December 31, 2012. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(d)
As of March 31, 2013 and December 31, 2012, nonaccrual loans included $3.2 billion and $2.9 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status refer to the Loan accounting framework in Note 14 on pages 250–253 of JPMorgan Chase’s 2012 Annual Report.

The following table presents average impaired loans and the related interest income reported by the Firm.

Three months ended March 31,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2013	2012	2013	2012	2013	2012
Home equity
Senior lien	$1,139	$336	$15	$3	$10	$1
Junior lien	1,272	686	20	6	13	1
Mortgages
Prime, including option ARMs	7,187	4,949	69	49	14	5
Subprime	3,827	3,216	50	42	15	4
Total residential real estate – excluding PCI	$13,425	$9,187	$154	$100	$52	$11

(a)	Generally, interest income on loans modified in TDRs is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms.
Loan modifications
The global settlement, which became effective on April 5, 2012, required the Firm to, among other things, provide $3.7 billion of additional relief to certain borrowers under the Consumer Relief Program, including reductions of principal on first and second liens. The Firm continues to modify first and second lien loans under the Consumer Relief Program. These loan modifications are primarily being executed under the terms of either the U.S. Treasury’s Making Home Affordable (“MHA”) programs (e.g., the Home Affordable Modification Program (“HAMP”), the Second Lien Modification Program (“2MP”)) or one of the Firm’s proprietary modification programs. For further information on the global settlement, see Mortgage Foreclosure-Related Investigations and Litigation in Note 23 on page 177 of this Form 10-Q.

Modifications of residential real estate loans, excluding PCI loans, are generally accounted for and reported as TDRs. There were no additional commitments to lend to borrowers whose residential real estate loans, excluding PCI loans, have been modified in TDRs. For further information, see Note 14 on page 252 and pages 260–262 of JPMorgan Chase’s 2012 Annual Report.

TDR activity rollforward
The following table reconciles the beginning and ending balances of residential real estate loans, excluding PCI loans, modified in TDRs for the periods presented.

Three months ended March 31, (in millions)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Beginning balance of TDRs	$1,092	$335	$1,223	$657	$7,118	$4,877	$3,812	$3,219	$13,245	$9,088
New TDRs	101	12	135	96	310	281	128	122	674	511
Charge-offs post-modification(a)	(10)	(5)	(33)	(17)	(19)	(34)	(38)	(51)	(100)	(107)
Foreclosures and other liquidations (e.g., short sales)	(4)	—	(4)	(3)	(35)	(29)	(19)	(37)	(62)	(69)
Principal payments and other	(24)	(4)	(35)	(27)	(151)	(77)	(40)	(27)	(250)	(135)
Ending balance of TDRs(b)	$1,155	$338	$1,286	$706	$7,223	$5,018	$3,843	$3,226	$13,507	$9,288
Permanent modifications(b)	$1,116	$296	$1,281	$695	$6,958	$4,768	$3,686	$3,067	$13,041	$8,826
Trial modifications	$39	$42	$5	$11	$265	$250	$157	$159	$466	$462

(a)	Includes charge-offs on unsuccessful trial modifications.

(b)
At March 31, 2013, included $1.7 billion of Chapter 7 loans consisting of $482 million of senior lien home equity loans, $501 million of junior lien home equity loans, $441 million of prime, including option ARMs, and $236 million of subprime mortgages. Certain of these individual loans were previously reported as nonaccrual loans (e.g., based upon the delinquency status of the loan).

Nature and extent of modifications
MHA, as well as the Firm’s proprietary modification programs, generally provide various concessions to financially troubled borrowers including, but not limited to, interest rate reductions, term or payment extensions and deferral of principal and/or interest payments that would otherwise have been required under the terms of the original agreement.

The following table provides information about how residential real estate loans, excluding PCI loans, were modified under the Firm’s loss mitigation programs during the periods presented. This table excludes Chapter 7 loans where the sole concession granted is the discharge of debt. At March 31, 2013, there were approximately 39,400 of such Chapter 7 loans, consisting of approximately 9,600 senior lien home equity loans, 22,500 junior lien home equity loans, 3,600 prime mortgage, including option ARMs, and 3,700 subprime mortgages.

Three months ended March 31,	Home equity				Mortgages				Total residential real estate - excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Number of loans approved for a trial modification(a)	500	371	196	248	976	972	1,489	1,192	3,161	2,783
Number of loans permanently modified	545	230	1,316	1,816	1,476	950	1,689	1,190	5,026	4,186
Concession granted:(a)(b)
Interest rate reduction	73%	67%	90%	95%	75%	76%	69%	84%	77%	86%
Term or payment extension	73	96	78	67	69	76	50	57	65	68
Principal and/or interest deferred	10	11	23	20	27	38	11	13	19	22
Principal forgiveness	39	27	40	8	41	20	56	30	46	18
Other(c)	—	—	—	—	24	4	16	3	12	2

(a)	Prior period amounts have been revised to conform with the current presentation.

(b)
Represents concessions granted in permanent modifications as a percentage of the number of loans permanently modified. The sum of the percentages exceeds 100% because predominantly all of the modifications include more than one type of concession. A significant portion of trial modifications include interest rate reductions and/or term or payment extensions.

(c)	Represents variable interest rate to fixed interest rate modifications.

Financial effects of modifications and redefaults
The following table provides information about the financial effects of the various concessions granted in modifications of residential real estate loans, excluding PCI, under the Firm’s loss mitigation programs and about redefaults of certain loans modified in TDRs for the periods presented. Because the specific types and amounts of concessions offered to borrowers frequently change between the trial modification and the permanent modification, the following table presents only the financial effects of permanent modifications. This table also excludes Chapter 7 loans where the sole concession granted is the discharge of debt.

Three months ended March 31, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Weighted-average interest rate of loans with interest rate reductions – before TDR	6.37%	7.01%	5.19%	5.68%	5.64%	5.90%	7.69%	8.28%	6.20%	6.60%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.51	3.21	2.16	1.71	2.87	2.59	3.58	3.83	3.03	2.81
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	19	20	19	22	24	27	23	26	23	25
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	31	27	33	33	36	36	34	32	35	34
Charge-offs recognized upon permanent modification	$2	$1	$19	$6	$5	$14	$3	$5	$29	$26
Principal deferred	2	1	7	6	35	35	10	10	54	52
Principal forgiven	10	2	16	4	73	20	84	31	183	57
Number of loans that redefaulted within one year of permanent modification(a)	147	68	380	411	234	248	368	374	1,129	1,101
Balance of loans that redefaulted within one year of permanent modification(a)	$11	$5	$7	$16	$54	$67	$37	$41	$109	$129

(a)
Represents loans permanently modified in TDRs that experienced a payment default in the period presented, and for which the payment default occurred within one year of the modification. The dollar amounts presented represent the balance of such loans at the end of the reporting period in which such loans defaulted. For residential real estate loans modified in TDRs, payment default is deemed to occur when the loan becomes two contractual payments past due. In the event that a modified loan redefaults, it is probable that the loan will ultimately be liquidated through foreclosure or another similar type of liquidation transaction. Redefaults of loans modified within the last 12 months may not be representative of ultimate redefault levels.

Approximately 85% of the trial modifications approved on or after July 1, 2010 (the approximate date on which substantial revisions were made to the HAMP program), that are seasoned more than six months have been successfully converted to permanent modifications.
The primary performance indicator for TDRs is the rate at which permanently modified loans redefault. At March 31, 2013, the cumulative redefault rates of residential real estate loans that have been modified under the Firm’s loss mitigation programs, excluding PCI loans, based upon permanent modifications that were completed after October 1, 2009, and that are seasoned more than six months are 19% for senior lien home equity, 17% for junior lien home equity, 14% for prime mortgages including option ARMs, and 24% for subprime mortgages.

Default rates of Chapter 7 loans vary significantly based on the delinquency status of the loan and overall economic conditions at the time of discharge. Default rates for Chapter 7 residential real estate loans that were less than 60 days past due at the time of discharge have ranged between approximately 10% and 40% in recent years based on the economic conditions at the time of discharge. At March 31, 2013, Chapter 7 residential real estate loans included approximately 21% of senior lien home equity, 14% of junior lien home equity, 41% of prime mortgages, including option ARMs, and 30% of subprime mortgages that were 30 days or more past due.
At March 31, 2013, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 6 years for senior lien home equity, 7 years for junior lien home equity, 10 years for prime mortgage, including option ARMs and 8 years for subprime mortgage. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Other consumer loans
The table below provides information for other consumer retained loan classes, including auto, business banking and student loans.

(in millions, except ratios)	Auto		Business banking		Student and other				Total other consumer
	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013		Dec 31, 2012		Mar 31, 2013		Dec 31, 2012
Loan delinquency(a)
Current	$50,086	$49,290	$18,341	$18,482	$10,801		$11,038		$79,228		$78,810
30–119 days past due	459	616	262	263	690		709		1,411		1,588
120 or more days past due	7	7	136	138	436		444		579		589
Total retained loans	$50,552	$49,913	$18,739	$18,883	$11,927		$12,191		$81,218		$80,987
% of 30+ days past due to total retained loans	0.92%	1.25%	2.12%	2.12%	2.05%	(d)	2.12%	(d)	1.37%	(d)	1.58%	(d)
90 or more days past due and still accruing (b)	$—	$—	$—	$—	$523		$525		$523		$525
Nonaccrual loans	135	163	458	481	80		70		673		714
Geographic region
California	$5,099	$4,962	$2,026	$1,983	$1,098		$1,108		$8,223		$8,053
New York	3,836	3,742	2,955	2,981	1,209		1,202		8,000		7,925
Illinois	2,826	2,738	1,376	1,404	740		748		4,942		4,890
Florida	1,911	1,922	546	527	547		556		3,004		3,005
Texas	4,739	4,739	2,718	2,749	864		891		8,321		8,379
New Jersey	2,000	1,921	367	379	403		409		2,770		2,709
Arizona	1,705	1,719	1,111	1,139	263		265		3,079		3,123
Washington	870	824	210	202	221		287		1,301		1,313
Ohio	2,400	2,462	1,416	1,443	755		770		4,571		4,675
Michigan	2,112	2,091	1,361	1,368	537		548		4,010		4,007
All other	23,054	22,793	4,653	4,708	5,290		5,407		32,997		32,908
Total retained loans	$50,552	$49,913	$18,739	$18,883	$11,927		$12,191		$81,218		$80,987
Loans by risk ratings(c)
Noncriticized	$9,009	$8,882	$13,323	$13,336	NA		NA		$22,332		$22,218
Criticized performing	82	130	705	713	NA		NA		787		843
Criticized nonaccrual	4	4	371	386	NA		NA		375		390

(a)
Individual delinquency classifications included loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) as follows: current included $5.2 billion and $5.4 billion; 30-119 days past due included $462 million and $466 million; and 120 or more days past due included $420 million and $428 million at March 31, 2013 and December 31, 2012, respectively.

(b)	These amounts represent student loans, which are insured by U.S. government agencies under the FFELP. These amounts were accruing as reimbursement of insured amounts is proceeding normally.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(d)
March 31, 2013, and December 31, 2012, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $881 million and $894 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

Other consumer impaired loans and loan modifications
The table below sets forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

(in millions)	Auto		Business banking		Total other consumer(c)
	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
Impaired loans
With an allowance	$74	$78	$542	$543	$616	$621
Without an allowance(a)	66	72	—	—	66	72
Total impaired loans	$140	$150	$542	$543	$682	$693
Allowance for loan losses related to impaired loans	$11	$12	$116	$126	$127	$138
Unpaid principal balance of impaired loans(b)	247	259	613	624	860	883
Impaired loans on nonaccrual status	102	109	388	394	490	503

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at March 31, 2013, and December 31, 2012. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(c)	There were no impaired student and other loans at March 31, 2013, and December 31, 2012.

The following table presents average impaired loans for the periods presented.

(in millions)	Average impaired loans(b)
	Three months ended March 31,
	2013	2012
Auto	$144	$92
Business banking	543	688
Total other consumer(a)	$687	$780

(a)	There were no impaired student and other loans for the three months ended March 31, 2013 and 2012.

(b)	The related interest income on impaired loans, including those on a cash basis, was not material for the three months ended March 31, 2013 and 2012.

Loan modifications
The following table provides information about the Firm’s other consumer loans modified in TDRs. All of these TDRs are reported as impaired loans in the tables above.

(in millions)	Auto		Business banking		Total other consumer(c)
	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
Loans modified in troubled debt restructurings(a)(b)	$140	$150	$341	$352	$481	$502
TDRs on nonaccrual status	102	109	187	203	289	312

(a)	These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of March 31, 2013, and December 31, 2012, were immaterial.

(c)	There were no student and other loans modified in TDRs at March 31, 2013, and December 31, 2012.

TDR activity rollforward
The following table reconciles the beginning and ending balances of other consumer loans modified in TDRs for the periods presented.

Three months ended March 31, (in millions)	Auto		Business banking		Total other consumer
	2013	2012	2013	2012	2013	2012
Beginning balance of TDRs	$150	$88	$352	$415	$502	$503
New TDRs	20	17	22	13	42	30
Charge-offs post-modification	(3)	(2)	(2)	(3)	(5)	(5)
Foreclosures and other liquidations	—	—	—	—	—	—
Principal payments and other	(27)	(12)	(31)	(47)	(58)	(59)
Ending balance of TDRs(a)	$140	$91	$341	$378	$481	$469

(a)	At March 31, 2013, included $66 million of Chapter 7 auto loans. Certain of these loans were previously reported as nonaccrual loans (e.g., based upon the delinquency status of the loan).

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
The balance of business banking loans modified in TDRs that experienced a payment default, and for which the payment default occurred within one year of the modification, was $12 million and $11 million, during the three months ended March 31, 2013 and 2012, respectively. The balance of auto loans modified in TDRs that experienced a payment default, and for which the payment default occurred within one year of the modification, was $13 million and $7 million during the three months ended March 31, 2013 and 2012, respectively. A payment default is deemed to occur as follows: (1) for scored auto and business banking loans, when the loan is two payments past due; and (2) for risk-rated business banking loans and auto loans, when the borrower has not made a loan payment by its scheduled due date after giving effect to the contractual grace period, if any.

The following table provides information about the financial effects of the various concessions granted in modifications of other consumer loans for the periods presented.

	Three months ended March 31,
	Auto		Business banking
	2013	2012	2013	2012
Weighted-average interest rate of loans with interest rate reductions – before TDR	12.97%	9.98%	8.34%	7.96%
Weighted-average interest rate of loans with interest rate reductions – after TDR	5.04	4.46	5.48	6.15
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	NM	NM	1.4	1.4
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	NM	NM	2.6	3.5

Purchased credit-impaired loans
For a detailed discussion of PCI loans, including the related accounting policies, see Note 14 on pages 250–275 of JPMorgan Chase’s 2012 Annual Report.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

(in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
Carrying value(a)	$20,525	$20,971	$13,366	$13,674	$4,561	$4,626	$19,985	$20,466	$58,437	$59,737
Related allowance for loan losses(b)	1,908	1,908	1,929	1,929	380	380	1,494	1,494	5,711	5,711
Loan delinquency (based on unpaid principal balance)
Current	$19,860	$20,331	$10,860	$11,078	$4,210	$4,198	$16,245	$16,415	$51,175	$52,022
30–149 days past due	674	803	715	740	639	698	1,200	1,314	3,228	3,555
150 or more days past due	1,209	1,209	1,916	2,066	1,331	1,430	4,519	4,862	8,975	9,567
Total loans	$21,743	$22,343	$13,491	$13,884	$6,180	$6,326	$21,964	$22,591	$63,378	$65,144
% of 30+ days past due to total loans	8.66%	9.01%	19.50%	20.21%	31.88%	33.64%	26.04%	27.34%	19.25%	20.14%
Current estimated LTV ratios (based on unpaid principal balance)(c)(d)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$3,611	$4,508	$1,044	$1,478	$315	$375	$1,189	$1,597	$6,159	$7,958
Less than 660	1,933	2,344	1,130	1,449	1,106	1,300	2,171	2,729	6,340	7,822
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	4,787	4,966	2,551	2,968	433	434	2,809	3,281	10,580	11,649
Less than 660	2,089	2,098	1,853	1,983	1,233	1,256	2,853	3,200	8,028	8,537
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	3,814	3,531	2,393	1,872	440	416	3,999	3,794	10,646	9,613
Less than 660	1,445	1,305	1,498	1,378	1,201	1,182	3,115	2,974	7,259	6,839
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	2,875	2,524	1,534	1,356	304	255	3,159	2,624	7,872	6,759
Less than 660	1,189	1,067	1,488	1,400	1,148	1,108	2,669	2,392	6,494	5,967
Total unpaid principal balance	$21,743	$22,343	$13,491	$13,884	$6,180	$6,326	$21,964	$22,591	$63,378	$65,144
Geographic region (based on unpaid principal balance)
California	$13,131	$13,493	$7,648	$7,877	$1,409	$1,444	$11,571	$11,889	$33,759	$34,703
New York	1,045	1,067	909	927	642	649	1,361	1,404	3,957	4,047
Illinois	488	502	416	433	328	338	567	587	1,799	1,860
Florida	2,005	2,054	988	1,023	631	651	2,380	2,480	6,004	6,208
Texas	372	385	143	148	361	368	115	118	991	1,019
New Jersey	413	423	395	401	255	260	836	854	1,899	1,938
Arizona	395	408	209	215	102	105	299	305	1,005	1,033
Washington	1,180	1,215	313	328	134	142	536	563	2,163	2,248
Ohio	26	27	69	71	98	100	87	89	280	287
Michigan	68	70	207	211	160	163	226	235	661	679
All other	2,620	2,699	2,194	2,250	2,060	2,106	3,986	4,067	10,860	11,122
Total unpaid principal balance	$21,743	$22,343	$13,491	$13,884	$6,180	$6,326	$21,964	$22,591	$63,378	$65,144

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

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

Approximately 21% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following tables set forth delinquency statistics for PCI junior lien home equity loans and lines of credit based on unpaid principal balance as of March 31, 2013, and December 31, 2012.

	Delinquencies
March 31, 2013	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$298	$136	$593	$14,725	6.97%
Beyond the revolving period(c)	37	18	49	1,406	7.40
HELOANs	31	15	42	1,031	8.54
Total	$366	$169	$684	$17,162	7.10%

	Delinquencies
December 31, 2012	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$361	$175	$591	$15,915	7.08%
Beyond the revolving period(c)	30	13	20	666	9.46
HELOANs	37	18	44	1,085	9.12
Total	$428	$206	$655	$17,666	7.30%

(a)	In general, these HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Largely all of these loans have been modified into fixed rate amortizing loans.
The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the three months ended March 31, 2013 and 2012, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. The table excludes the cost to fund the PCI portfolios, and therefore the accretable yield does not represent net interest income expected to be earned on these portfolios.

(in millions, except ratios)	Total PCI
	Three months ended March 31,
	2013	2012
Beginning balance	$18,457	$19,072
Accretion into interest income	(573)	(658)
Changes in interest rates on variable-rate loans	(159)	(140)
Other changes in expected cash flows(a)	1,739	1,443
Balance at March 31	$19,464	$19,717
Accretable yield percentage	4.35%	4.48%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the three months ended March 31, 2013, other changes in expected cash flows were due to refining the expected interest cash flows on HELOCs with balloon payments; these incremental interest cash flows will not have a significant impact on the accretable yield percentage. For the three months ended March 31, 2012, other changes in expected cash flows were principally driven by the impact of modifications, but also related to changes in prepayment assumptions. Changes to prepayment assumptions change the expected remaining life of the portfolio, which drives changes in expected future interest cash collections. Such changes do not have a significant impact on the accretable yield percentage.

The factors that most significantly affect estimates of gross cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in the benchmark interest rate indices for variable-rate products such as option ARM and home equity loans; and (ii) changes in prepayment assumptions.
Since the date of acquisition, the decrease in the accretable yield percentage has been primarily related to a decrease in interest rates on variable-rate loans and, to a lesser extent, extended loan liquidation periods. Certain events, such as extended or shortened loan liquidation periods, affect the timing of expected cash flows and the accretable yield percentage, but not the amount of cash expected to be received (i.e., the accretable yield balance). While extended loan liquidation periods reduce the accretable yield percentage (because the same accretable yield balance is recognized against a higher-than-expected loan balance over a longer-than-expected period of time), shortened loan liquidation periods would have the opposite effect.

Credit card loan portfolio
The Credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans as they provide an early warning that borrowers may be experiencing difficulties (30 days past due), as well as information on those borrowers that have been delinquent for a longer period of time (90 days past due). In addition to delinquency rates, the geographic distribution of the loans provides insight as to the credit quality of the portfolio based on the regional economy.
While the borrower’s credit score is another general indicator of credit quality, because the borrower’s credit score tends to be a lagging indicator, the Firm does not view credit scores as a primary indicator of credit quality. However, the distribution of such scores provides a general indicator of credit quality trends within the portfolio. Refreshed FICO score information for a statistically significant random sample of the credit card portfolio is indicated in the table below; FICO is considered to be the industry benchmark for credit scores. For more information on credit quality indicators, see Note 14 on pages 250–275 of JPMorgan Chase’s 2012 Annual Report.
The Firm generally originates new card accounts to prime consumer borrowers. However, certain cardholders’ FICO scores may decrease over time, depending on the performance of the cardholder and changes in credit score technology.

The table below sets forth information about the Firm’s credit card loans.

(in millions, except ratios)	Mar 31, 2013	Dec 31, 2012
Loan delinquency
Current and less than 30 days past due and still accruing	$119,503	$125,309
30–89 days past due and still accruing	1,183	1,381
90 or more days past due and still accruing	1,178	1,302
Nonaccrual loans	1	1
Total retained credit card loans	$121,865	$127,993
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.94%	2.10%
% of 90+ days past due to total retained loans	0.97	1.02
Credit card loans by geographic region
California	$16,386	$17,115
New York	9,920	10,379
Texas	9,872	10,209
Illinois	7,041	7,399
Florida	6,919	7,231
New Jersey	5,203	5,503
Ohio	4,677	4,956
Pennsylvania	4,301	4,549
Michigan	3,537	3,745
Virginia	2,997	3,193
All other	51,012	53,714
Total retained credit card loans	$121,865	$127,993
Percentage of portfolio based on carrying value with estimated refreshed FICO scores(a)
Equal to or greater than 660	84.2%	84.1%
Less than 660	15.8	15.9

(a)
Refreshed FICO scores are estimated based on a statistically significant random sample of credit card accounts in the credit card portfolio for the periods shown. The Firm obtains refreshed FICO scores at least quarterly.

Credit card impaired loans and loan modifications
For a detailed discussion of impaired credit card loans, including credit card loan modifications, see Note 14 on pages 250–275 of JPMorgan Chase’s 2012 Annual Report.
The table below sets forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

(in millions)	Mar 31, 2013	Dec 31, 2012
Impaired credit card loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$3,798	$4,189
Modified credit card loans that have reverted to pre-modification payment terms(d)	489	573
Total impaired credit card loans	$4,287	$4,762
Allowance for loan losses related to impaired credit card loans	$1,434	$1,681

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)
Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms. At March 31, 2013, and December 31, 2012, $283 million and $341 million, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. The remaining $206 million and $232 million at March 31, 2013, and December 31, 2012, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Three months ended March 31,
(in millions)	2013	2012
Average impaired credit card loans	$4,521	$6,845
Interest income on impaired credit card loans	58	89
Loan modifications
JPMorgan Chase may offer one of a number of loan modification programs to credit card borrowers who are experiencing financial difficulty. Most of the credit card loans have been modified under long-term programs for borrowers who are experiencing financial difficulties. Modifications under long-term programs involve placing the customer on a fixed payment plan, generally for 60 months. The Firm may also offer short-term programs for borrowers who may be in need of temporary relief. Modifications under all short- and long-term programs typically include reducing the interest rate on the credit card. Certain borrowers enrolled in a short-term modification program may be given the option to re-enroll in a long-term program. Substantially all modifications are considered to be TDRs.

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
The following table provides information regarding the nature and extent of modifications of credit card loans for the periods presented.

	New enrollments
	Three months ended March 31,
(in millions)	2013	2012
Short-term programs	$—	$31
Long-term programs	339	480
Total new enrollments	$339	$511
Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the period presented.

(in millions, except weighted-average data)	Three months ended March 31,
	2013	2012
Weighted-average interest rate of loans – before TDR	15.49%	16.46%
Weighted-average interest rate of loans – after TDR	4.67	5.52
Loans that redefaulted within one year of modification(a)	$44	$97

(a)
Represents loans modified in TDRs that experienced a payment default in the period presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the loans become two payments past due. A substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. Based on historical experience, the estimated weighted-average default rate was expected to be 36.49% for credit card loans modified as of March 31, 2013 and 38.23% for credit card loans modified as of December 31, 2012.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned each loan. For further information on these risk ratings, see Notes 14 and 15 on pages 250–279 of JPMorgan Chase’s 2012 Annual Report.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate
(in millions, except ratios)	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
Loans by risk ratings
Investment-grade	$65,128	$61,870	$43,092	$41,796
Noninvestment-grade:
Noncriticized	43,198	44,651	14,314	14,567
Criticized performing	2,805	2,636	3,410	3,857
Criticized nonaccrual	453	708	564	520
Total noninvestment-grade	46,456	47,995	18,288	18,944
Total retained loans	$111,584	$109,865	$61,380	$60,740
% of total criticized to total retained loans	2.92%	3.04%	6.47%	7.21%
% of nonaccrual loans to total retained loans	0.41	0.64	0.92	0.86
Loans by geographic distribution(a)
Total non-U.S.	$36,561	$35,494	$1,331	$1,533
Total U.S.	75,023	74,371	60,049	59,207
Total retained loans	$111,584	$109,865	$61,380	$60,740

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$110,774	$109,019	$60,650	$59,829
30–89 days past due and still accruing	351	119	159	322
90 or more days past due and still accruing(c)	6	19	7	69
Criticized nonaccrual	453	708	564	520
Total retained loans	$111,584	$109,865	$61,380	$60,740

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(b)
The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality. For a discussion of more significant risk factors, see Note 14 on page 271 of JPMorgan Chase’s 2012 Annual Report.

(c)	Represents loans that are considered well-collateralized and therefore still accruing interest.

(d)	Other primarily includes loans to SPEs and loans to private banking clients. See Note 1 on pages 193–194 of JPMorgan Chase’s 2012 Annual Report for additional information on SPEs.
The following table presents additional information on the real estate class of loans within the Wholesale portfolio segment for the periods indicated. For further information on real estate loans, see Note 14 on pages 250–275 of JPMorgan Chase’s 2012 Annual Report.

(in millions, except ratios)	Multifamily		Commercial lessors
	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
Real estate retained loans	$38,973	$38,030	$14,333	$14,668
Criticized exposure	1,942	2,118	1,766	1,951
% of criticized exposure to total real estate retained loans	4.98%	5.57%	12.32%	13.30%
Criticized nonaccrual	$255	$249	$224	$207
% of criticized nonaccrual to total real estate retained loans	0.65%	0.65%	1.56%	1.41%

(table continued from previous page)

Financial institutions		Government agencies		Other(d)		Total retained loans
Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012

$28,797	$22,064	$8,716	$9,183	$74,388	$79,533	$220,121	$214,446

14,656	13,760	276	356	10,013	9,914	82,457	83,248
334	395	5	5	203	201	6,757	7,094
7	8	—	—	223	198	1,247	1,434
14,997	14,163	281	361	10,439	10,313	90,461	91,776
$43,794	$36,227	$8,997	$9,544	$84,827	$89,846	$310,582	$306,222
0.78%	1.11%	0.06%	0.05%	0.50%	0.44%	2.58%	2.78%
0.02	0.02	—	—	0.26	0.22	0.40	0.47

$31,789	$26,326	$1,458	$1,582	$39,615	$39,421	$110,754	$104,356
12,005	9,901	7,539	7,962	45,212	50,425	199,828	201,866
$43,794	$36,227	$8,997	$9,544	$84,827	$89,846	$310,582	$306,222

$43,699	$36,151	$8,742	$9,516	$83,540	$88,177	$307,405	$302,692
76	62	255	28	1,002	1,427	1,843	1,958
12	6	—	—	62	44	87	138
7	8	—	—	223	198	1,247	1,434
$43,794	$36,227	$8,997	$9,544	$84,827	$89,846	$310,582	$306,222

(table continued from previous page)

Commercial construction and development		Other		Total real estate loans
Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
$3,032	$2,989	$5,042	$5,053	$61,380	$60,740
101	119	165	189	3,974	4,377
3.33%	3.98%	3.27%	3.74%	6.47%	7.21%
$7	$21	$78	$43	$564	$520
0.23%	0.70%	1.55%	0.85%	0.92%	0.86%

Wholesale impaired loans and loan modifications
Wholesale impaired loans are comprised of loans that have been placed on nonaccrual status and/or that have been modified in a troubled debt restructuring (“TDR”). All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on page 150 of this Form 10-Q.
The table below sets forth information about the Firm’s wholesale impaired loans.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
Impaired loans
With an allowance	$407	$588	$431	$375	$5	$6	$—	$—	$178	$122	$1,021	$1,091
Without an allowance(a)	99	173	134	133	2	2	—	—	46	76	281	384
Total impaired loans	$506	$761	$565	$508	$7	$8	$—	$—	$224	$198	$1,302	$1,475
Allowance for loan losses related to impaired loans	$108	$205	$79	$82	$2	$2	$—	$—	$39	$30	$228	$319
Unpaid principal balance of impaired loans(b)	614	957	665	626	22	22	—	—	421	318	1,722	1,923

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at March 31, 2013, and December 31, 2012. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

The following table presents the Firm’s average impaired loans for the periods indicated.

	Three months ended March 31,
(in millions)	2013	2012
Commercial and industrial	$606	$918
Real estate	532	875
Financial institutions	8	28
Government agencies	—	16
Other	223	395
Total(a)	$1,369	$2,232

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three months ended March 31, 2013 and 2012.

Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. For further information, see Note 14 on page 252 and pages 274–275 of JPMorgan Chase’s 2012 Annual Report.
The following table provides information about the Firm’s wholesale loans that have been modified in TDRs, including a reconciliation of the beginning and ending balances of such loans and information regarding the nature and extent of modifications during the periods presented.

Three months ended March 31, (in millions)	Commercial and industrial		Real estate		Other (b)		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Beginning balance of TDRs	$575	$531	$99	$176	$22	$43	$696	$750
New TDRs	14	$4	31	3	22	63	67	70
Increases to existing TDRs	3	1	—	—	—	—	3	1
Charge-offs post-modification	(1)	(9)	(3)	(2)	—	—	(4)	(11)
Sales and other(a)	(337)	(108)	(3)	(29)	(1)	(9)	(341)	(146)
Ending balance of TDRs	$254	$419	$124	$148	$43	$97	$421	$664
TDRs on nonaccrual status	$200	$314	$114	$116	$43	$95	$357	$525
Additional commitments to lend to borrowers whose loans have been modified in TDRs	18	15	—	—	—	—	18	15

(a)
Sales and other are largely sales and paydowns, but also included performing loans restructured at market rates that were removed from the reported TDR balance of zero and $23 million during the three months ended March 31, 2013 and 2012, respectively.

(b)	Includes loans to Financial institutions, Government agencies and Other.

Financial effects of modifications and redefaults
Wholesale loans modified as TDRs are typically term or payment extensions and, to a lesser extent, deferrals of principal and/or interest on commercial and industrial and real estate loans. For the three months ended March 31, 2013 and 2012, the average term extension granted on wholesale loans with term or payment extensions was 2.4 years and 0.9 years, respectively. The weighted-average remaining term for all wholesale loans modified during these periods was 1.7 years and 4.1 years, respectively. Wholesale TDR loans that redefaulted within one year of the modification were zero and $47 million during the three months ended March 31, 2013 and 2012, respectively. A payment default is deemed to occur when the borrower has not made a loan payment by its scheduled due date after giving effect to any contractual grace period.

Note 14 – Allowance for credit losses
For detailed discussion of the allowance for credit losses and the related accounting policies, see Note 15 on pages 276–279 JPMorgan Chase’s 2012 Annual Report.
Allowance for credit losses and loans and lending-related commitments by impairment methodology
The table below summarizes information about the allowance for loan losses, loans by impairment methodology, the allowance for lending-related commitments and lending-related commitments by impairment methodology.

	2013					2012
Three months ended March 31, (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card	Credit card		Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$12,292	$5,501		$4,143	$21,936	$16,294	$6,999		$4,316	$27,609
Gross charge-offs	720	1,248		66	2,034	1,134	1,627		92	2,853
Gross recoveries	(112)	(166)		(31)	(309)	(138)	(241)		(87)	(466)
Net charge-offs/(recoveries)	608	1,082		35	1,725	996	1,386		5	2,387
Provision for loan losses	(37)	582		24	569	2	636		8	646
Other	(2)	(3)		5	—	(3)	2		4	3
Ending balance at March 31,	$11,645	$4,998		$4,137	$20,780	$15,297	$6,251		$4,323	$25,871

Allowance for loan losses by impairment methodology
Asset-specific(a)	$771	$1,434	(b)	$228	$2,433	$760	$2,402	(b)	$448	$3,610
Formula-based	5,163	3,564		3,909	12,636	8,826	3,849		3,875	16,550
PCI	5,711	—		—	5,711	5,711	—		—	5,711
Total allowance for loan losses	$11,645	$4,998		$4,137	$20,780	$15,297	$6,251		$4,323	$25,871

Loans by impairment methodology
Asset-specific	$14,189	$4,287		$1,302	$19,778	$10,059	$6,524		$2,058	$18,641
Formula-based	217,456	117,578		309,271	644,305	230,650	117,951		281,573	630,174
PCI	58,437	—		9	58,446	64,061	—		22	64,083
Total retained loans	$290,082	$121,865		$310,582	$722,529	$304,770	$124,475		$283,653	$712,898

Impaired collateral-dependent loans
Net charge-offs	$78	$—		$6	$84	$29	$—		$24	$53
Loans measured at fair value of collateral less cost to sell	3,153	—		432	3,585	849	—		790	1,639

Allowance for lending-related commitments
Beginning balance at January 1,	$7	$—		$661	$668	$7	$—		$666	$673
Provision for lending-related commitments	—	—		48	48	(1)	—		81	80
Other	—	—		—	—	1	—		(4)	(3)
Ending balance at March 31,	$7	$—		$709	$716	$7	$—		$743	$750

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$82	$82	$—	$—		$187	$187
Formula-based	7	—		627	634	7	—		556	563
Total allowance for lending-related commitments	$7	$—		$709	$716	$7	$—		$743	$750

Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$244	$244	$—	$—		$756	$756
Formula-based	60,874	537,455		435,037	1,033,366	63,121	533,318		400,308	996,747
Total lending-related commitments	$60,874	$537,455		$435,281	$1,033,610	$63,121	$533,318		$401,064	$997,503

(a)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(b)
The asset-specific credit card allowance for loan losses is related to loans that have been modified in a TDR; such allowance is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.

Note 15 – Variable interest entities
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of variable interest entities (“VIEs”), see Note 1 on pages 193–194 of JPMorgan Chase’s 2012 Annual Report.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line-of-Business	Transaction Type	Activity	Form 10-Q page reference
CCB	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	151
	Mortgage securitization trusts	Securitization of originated and purchased residential mortgages	151–153
	Other securitization trusts	Securitization of originated automobile and student loans	151–153
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, automobile and student loans	151–153
	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	153
	Municipal bond vehicles		153–154
	Credit-related note and asset swap vehicles		154
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described in Note 16 on page 288 of JPMorgan Chase’s 2012 Annual Report.
Significant Firm-sponsored variable interest entities
Credit card securitizations
For a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations, see Note 16 on page 281 of JPMorgan Chase’s 2012 Annual Report.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trusts. This includes the Firm’s primary card securitization trust, Chase Issuance Trust. See the table on page 155 of this Note for further information on consolidated VIE assets and liabilities.

Firm-sponsored mortgage and other securitization trusts
The Firm securitizes (or has securitized) originated and purchased residential mortgages, commercial mortgages and other consumer loans (including automobile and student loans) primarily in its CIB and CCB businesses. Depending on the particular transaction, as well as the respective business involved, the Firm may act as the servicer of the loans and/or retain certain beneficial interest in the securitization trusts.
For a detailed discussion of the Firm’s involvement with Firm-sponsored mortgage and other securitization trusts, as well as the accounting treatment relating to such trusts, see Note 16 on pages 281–284 of JPMorgan Chase’s 2012 Annual Report.

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. See Securitization activity on page 156 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs, and pages 156–157 of this Note for information on the Firm’s loan sales to U.S. government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
March 31, 2013(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime and Alt-A	$101.7	$1.9	$76.3	$0.4	$—	$0.4
Subprime	34.6	1.1	31.4	0.1	—	0.1
Option ARMs	25.3	0.2	25.1	—	—	—
Commercial and other(b)	128.6	—	81.0	1.3	2.7	4.0
Total	$290.2	$3.2	$213.8	$1.8	$2.7	$4.5

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2012(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime and Alt-A	$107.2	$2.5	$80.6	$0.3	$—	$0.3
Subprime	34.5	1.3	31.3	0.1	—	0.1
Option ARMs	26.3	0.2	26.1	—	—	—
Commercial and other(b)	127.8	—	81.8	1.5	2.8	4.3
Total	$295.8	$4.0	$219.8	$1.9	$2.8	$4.7

(a)	Excludes U.S. government agency securitizations. See pages 156–157 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)
Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions.

(c)
The table above excludes the following: retained servicing (see Note 16 on pages 158–161 of this Form 10-Q for a discussion of MSRs); securities retained from loans sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (See Note 5 on pages 109–119 of this Form 10-Q for further information on derivatives); senior and subordinated securities of $319 million and $94 million, respectively, at March 31, 2013, and $131 million and $45 million, respectively, at December 31, 2012, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of March 31, 2013, and December 31, 2012, 75% and 74%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $177 million and $170 million of investment-grade and $233 million and $171 million of noninvestment-grade retained interests at March 31, 2013, and December 31, 2012, respectively. The retained interests in commercial and other securitizations trusts consisted of $3.9 billion and $4.1 billion of investment-grade and $139 million and $164 million of noninvestment-grade retained interests at March 31, 2013, and December 31, 2012, respectively.

Residential mortgages
For a more detailed description of the Firm’s involvement with residential mortgage securitizations, see Note 16 on page 283 of JPMorgan Chase’s 2012 Annual Report.
At March 31, 2013, and December 31, 2012, the Firm did not consolidate the assets of certain Firm-sponsored residential mortgage securitization VIEs, in which the Firm had continuing involvement, primarily due to the fact that the Firm did not hold an interest in these trusts that could potentially be significant to the trusts. See the table on page 155 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. For a more detailed description of the Firm’s involvement with commercial mortgage and other consumer securitizations, see Note 16 on page 283 of JPMorgan Chase’s 2012 Annual Report. See the table on the previous page of this Note for more information on the consolidated commercial mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated securitizations.
Re-securitizations
For a more detailed description of JPMorgan Chase’s
participation in re-securitization transactions, see Note 16 on pages 283–284 of JPMorgan Chase’s 2012 Annual Report.
During the three months ended March 31, 2013 and 2012, the Firm transferred $4.2 billion and $2.9 billion , respectively, of securities to agency VIEs, and zero and $241 million, respectively, of securities to private-label VIEs.
As of March 31, 2013, and December 31, 2012, the Firm did not consolidate any agency re-securitizations. As of March 31, 2013, and December 31, 2012, the Firm consolidated $83 million and $76 million, respectively, of assets, and $2 million and $5 million, respectively, of liabilities of private-label re-securitizations. See the table on page 155 of this Note for more information on the consolidated re-securitization transactions.

As of March 31, 2013, and December 31, 2012, total assets (including the notional amount of interest-only securities) of nonconsolidated Firm-sponsored private-label re-securitization entities in which the Firm has continuing involvement were $3.9 billion and $4.6 billion, respectively. At March 31, 2013, and December 31, 2012, the Firm held approximately $1.7 billion and $2.0 billion, respectively, of interests in nonconsolidated agency re-securitization entities, and $21 million and $61 million, respectively, of senior and subordinated interests in nonconsolidated private-label re-securitization entities. See the table on page 152 of this Note for further information on interests held in nonconsolidated securitizations.
Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, see Note 16 on pages 284-285 of JPMorgan Chase’s 2012 Annual Report.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper, including commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $3.8 billion and $8.3 billion of the commercial paper issued by the Firm-administered multi-seller conduits at March 31, 2013, and December 31, 2012, which was eliminated in consolidation. The Firm’s investments were not driven by market liquidity and the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm provides lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded portion of these commitments was $10.9 billion and $10.8 billion at March 31, 2013, and December 31, 2012, respectively, which are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 21 on pages 166–170 of this Form 10-Q.
VIEs associated with investor intermediation activities
Municipal bond vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with municipal bond vehicles, see Note 16 on pages 285–286 of JPMorgan Chase’s 2012 Annual Report.

The Firm’s exposure to nonconsolidated municipal bond VIEs at March 31, 2013, and December 31, 2012, including the ratings profile of the VIEs’ assets, was as follows.

(in billions)	Fair value of assets held by VIEs	Liquidity facilities	Excess/(deficit)(a)	Maximum exposure
Nonconsolidated municipal bond vehicles
March 31, 2013	$14.3	$8.1	$6.2	$8.1
December 31, 2012	14.2	8.0	6.2	8.0

	Ratings profile of VIE assets(b)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
	Investment-grade				Noninvestment- grade
(in billions, except where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below
March 31, 2013	$3.1	$11.0	$0.2	$—	$—	$14.3	5.8
December 31, 2012	3.1	11.0	0.1	—	—	14.2	5.9

(a)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(b)	The ratings scale is presented on an S&P-equivalent basis. Prior periods have been reclassified to conform with the current presentation.

Credit-related note and asset swap vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with credit-related note and asset swap vehicles, see Note 16 on pages 286–288 of JPMorgan Chase’s 2012 Annual Report.
Exposure to nonconsolidated credit-related note and asset swap VIEs at March 31, 2013, and December 31, 2012, was as follows.

March 31, 2013 (in billions)	Net derivative receivables	Total exposure	Par value of collateral held by VIEs(a)
Credit-related notes
Static structure	$—	$—	$6.5
Managed structure	0.5	0.5	5.5
Total credit-related notes	0.5	0.5	12.0
Asset swaps	0.5	0.5	8.6
Total	$1.0	$1.0	$20.6

December 31, 2012 (in billions)	Net derivative receivables	Total exposure	Par value of collateral held by VIEs(a)
Credit-related notes
Static structure	$0.5	$0.5	$7.3
Managed structure	0.6	0.6	5.6
Total credit-related notes	1.1	1.1	12.9
Asset swaps	0.4	0.4	7.9
Total	$1.5	$1.5	$20.8

(a)
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

The Firm consolidated credit-related note vehicles with collateral fair values of $435 million and $483 million, at March 31, 2013, and December 31, 2012, respectively. These consolidated VIEs included some that were structured by the Firm where the Firm provides the credit derivative, and some that have been structured by third parties where the Firm is not the credit derivative provider. The Firm consolidated these vehicles, because it held positions in these entities that provided the Firm with control. The Firm did not consolidate any asset swap vehicles at March 31, 2013, and December 31, 2012.
VIEs sponsored by third parties
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 288 of JPMorgan Chase’s 2012 Annual Report.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of March 31, 2013, and December 31, 2012.

	Assets				Liabilities
March 31, 2013 (in billions)(a)	Trading assets – debt and equity instruments	Loans	Other(d)	Total assets(e)	Beneficial interests in VIE assets(f)	Other(g)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$48.4	$0.7	$49.1	$27.9	$—	$27.9
Firm-administered multi-seller conduits	—	20.2	0.1	20.3	16.5	—	16.5
Municipal bond vehicles	9.8	—	0.1	9.9	9.2	0.1	9.3
Mortgage securitization entities(b)	1.1	1.9	—	3.0	2.1	1.0	3.1
Other(c)	1.0	3.2	1.0	5.2	2.6	0.2	2.8
Total	$11.9	$73.7	$1.9	$87.5	$58.3	$1.3	$59.6

	Assets				Liabilities
December 31, 2012 (in billions)(a)	Trading assets – debt and equity instruments	Loans	Other(d)	Total assets(e)	Beneficial interests in VIE assets(f)	Other(g)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$51.9	$0.8	$52.7	$30.1	$—	$30.1
Firm-administered multi-seller conduits	—	25.4	0.1	25.5	17.2	—	17.2
Municipal bond vehicles	9.8	—	0.1	9.9	11.0	—	11.0
Mortgage securitization entities(b)	1.4	2.0	—	3.4	2.3	1.1	3.4
Other(c)	0.8	3.4	1.1	5.3	2.6	0.1	2.7
Total	$12.0	$82.7	$2.1	$96.8	$63.2	$1.2	$64.4

(a)	Excludes intercompany transactions which were eliminated in consolidation.

(b)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(c)
Primarily comprises student loan securitization entities. The Firm consolidated $3.2 billion and $3.3 billion of student loan securitization entities as of March 31, 2013, and December 31, 2012, respectively.

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

(f)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $32.6 billion and $35.0 billion at March 31, 2013, and December 31, 2012, respectively. The maturities of the long-term beneficial interests as of March 31, 2013, were as follows: $9.1 billion under one year, $16.6 billion between one and five years, and $6.9 billion over five years, all respectively.

(g)	Includes liabilities classified as accounts payable and other liabilities in the Consolidated Balance Sheets.
Supplemental information on loan securitizations
The Firm securitizes and sells a variety of loans, including residential mortgage, credit card, automobile, student and commercial (primarily related to real estate) loans, as well as debt securities. The primary purposes of these securitization transactions are to satisfy investor demand and to generate liquidity for the Firm.

Securitization activity
The following table provide information related to the Firm’s securitization activities for the three months ended March 31, 2013 and 2012, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved based on the accounting rules in effect at the time of the securitization.

	Three months ended March 31,
	2013		2012
(in millions, except rates)(a)	Residential mortgage(d)	Commercial and other	Residential mortgage(d)(e)	Commercial and other(f)
Principal securitized	$616	$2,206	$—	$—
All cash flows during the period:
Proceeds from new securitizations(b)	$634	$2,277	$—	$—
Servicing fees collected	127	1	180	1
Purchases of previously transferred financial assets (or the underlying collateral)(c)	252	—	59	—
Cash flows received on interests	25	64	52	43

(a)	Excludes re-securitization transactions.

(b)
For the three months ended March 31, 2013, $634 million of proceeds from residential mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy. For the three months March 31, 2013, $2.1 billion of proceeds from commercial mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy and $207 million of proceeds from commercial mortgage securitizations were received as cash.

(c)	Includes cash paid by the Firm to reacquire assets from off–balance sheet, nonconsolidated entities – for example, loan repurchases due to representation and warranties and servicer clean-up calls.

(d)	Includes prime, Alt-A, subprime, and option ARMs. Excludes sales for which the Firm did not securitize the loan (including loans sold to Ginnie Mae, Fannie Mae and Freddie Mac).

(e)	There were no residential mortgage securitizations during the three months ended March 31, 2012.

(f)	Includes commercial and student loan securitizations. There were no commercial and other securitizations during the three months ended March 31, 2012.

Loans and excess mortgage servicing rights sold to agencies and other third-party-sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess mortgage servicing rights on a nonrecourse basis, predominantly to Ginnie Mae, Fannie Mae and Freddie Mac (the “Agencies”). These loans and excess mortgage servicing rights are sold primarily for the purpose of securitization by the Agencies, which also provide credit enhancement of the loans and excess mortgage servicing rights through certain guarantee provisions. The Firm does not consolidate these securitization vehicles as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. See Note 29 on pages 308–315 of the Firm’s 2012 Annual Report for additional information about the Firm’s loan sales- and securitization-related indemnifications. See Note 16 on pages 158–161 of this Form 10-Q for additional information about the impact of the Firm’s sale of certain excess mortgage servicing rights.

The following table summarizes the activities related to loans sold to U.S. government-sponsored agencies and third-party-sponsored securitization entities.

	Three months ended March 31,
(in millions)	2013	2012
Carrying value of loans sold(a)	$54,880	$39,808
Proceeds received from loan sales as cash	166	18
Proceeds from loans sales as securities(b)	54,169	39,255
Total proceeds received from loan sales(c)	$54,335	$39,273
Gains on loan sales(d)	138	35

(a)	Predominantly to U.S. government agencies.

(b)	Predominantly includes securities from U.S. government agencies that are generally sold shortly after receipt.

(c)	Excludes the value of MSRs retained upon the sale of loans. Gains on loans sales include the value of MSRs.

(d)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.

Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 21 on pages 166–170 of this Form 10-Q, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies under certain arrangements. The Firm may elect to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated Balance Sheets as a loan with a corresponding liability. As of March 31, 2013, and December 31, 2012, the Firm had recorded on its Consolidated Balance Sheets $15.6 billion of loans that either had been repurchased or for which the Firm had an option to repurchase. Predominately all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools. Additionally, real estate owned resulting from voluntary repurchases of loans was $1.7 billion and $1.6 billion as of March 31, 2013, and December 31, 2012, respectively. Substantially all of these loans and real estate owned are insured or guaranteed by U.S. government agencies and reimbursement is proceeding normally. For additional information, refer to Note 13 on pages 129–149 of this Form 10-Q and Note 14 on pages 250–275 of JPMorgan Chase’s 2012 Annual Report.

JPMorgan Chase’s interest in securitized assets held at fair value
The following table outlines the key economic assumptions used to determine the fair value, as of March 31, 2013, and December 31, 2012, of certain of the Firm’s retained interests in nonconsolidated VIEs (other than MSRs), that are valued using modeling techniques. The table also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of MSRs, see Note 16 on pages 158–161 of this Form 10-Q.

	Commercial and other
(in millions, except rates and where otherwise noted)(a)	March 31, 2013	December 31, 2012
JPMorgan Chase interests in securitized assets	$1,290	$1,488
Weighted-average life (in years)	6.3	6.1
Weighted-average discount rate(b)	4.6%	4.1%
Impact of 10% adverse change	$(31)	$(34)
Impact of 20% adverse change	(62)	(65)

(a)
The Firm’s interests in prime mortgage securitizations were $410 million and $341 million, as of March 31, 2013, and December 31, 2012, respectively. These include retained interests in Alt-A loans and re-securitization transactions. The Firm’s interests in subprime mortgage securitizations were $54 million and $68 million, as of March 31, 2013, and December 31, 2012, respectively.

(b)	Incorporates the Firm’s weighted-average loss assumption.

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

Loan delinquencies and liquidation losses

The table below includes information about components of nonconsolidated securitized financial assets, in which the Firm has continuing involvement, and delinquencies as of March 31, 2013, and December 31, 2012, respectively; and liquidation losses for the three months ended March 31, 2013 and 2012, respectively.

					Liquidation losses
	Securitized assets		90 days past due		Three months ended March 31,
(in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	2013	2012
Securitized loans(a)
Residential mortgage:
Prime mortgage(b)	$76,311	$80,572	$14,923	$16,270	$1,238	$1,699
Subprime mortgage	31,407	31,264	10,341	10,570	783	801
Option ARMs	25,125	26,095	6,028	6,595	411	616
Commercial and other	80,943	81,834	4,391	4,077	146	229
Total loans securitized(c)	$213,786	$219,765	$35,683	$37,512	$2,578	$3,345

(a)
Total assets held in securitization-related SPEs were $290.2 billion and $295.8 billion, respectively, at March 31, 2013, and December 31, 2012. The $213.8 billion and $219.8 billion, respectively, of loans securitized at March 31, 2013, and December 31, 2012, excluded: $73.2 billion and $72.0 billion, respectively, of securitized loans in which the Firm has no continuing involvement, and $3.2 billion and $4.0 billion, respectively, of loan securitizations consolidated on the Firm’s Consolidated Balance Sheets at March 31, 2013, and December 31, 2012.

(b)	Includes Alt-A loans.

(c)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

Note 16 – Goodwill and other intangible assets
For a discussion of the accounting policies related to goodwill and other intangible assets, see Note 17 on pages 291–295 of JPMorgan Chase’s 2012 Annual Report.
Goodwill and other intangible assets consist of the following.

(in millions)	Mar 31, 2013	Dec 31, 2012
Goodwill	$48,067	$48,175
Mortgage servicing rights	7,949	7,614
Other intangible assets:
Purchased credit card relationships	$242	$295
Other credit card-related intangibles	213	229
Core deposit intangibles	305	355
Other intangibles	1,322	1,356
Total other intangible assets	$2,082	$2,235
The following table presents goodwill attributed to the business segments.

(in millions)	Mar 31, 2013	Dec 31, 2012
Consumer & Community Banking	$30,951	$31,048
Corporate & Investment Bank	6,883	6,895
Commercial Banking	2,862	2,863
Asset Management	6,994	6,992
Corporate/Private Equity	377	377
Total goodwill	$48,067	$48,175

The following table presents changes in the carrying amount of goodwill.

	Three months ended March 31,
(in millions)	2013	2012
Balance at beginning of period(a)	$48,175	$48,188
Changes during the period from:
Business combinations	25	10
Dispositions	—	—
Other(b)	(133)	10
Balance at March 31,(a)	$48,067	$48,208

(a)	Reflects gross goodwill balances as the Firm has not recognized any impairment losses to date.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.
Goodwill was not impaired at March 31, 2013, or December 31, 2012, nor was any goodwill written off due to impairment during the three months ended March 31, 2013 and 2012.
The goodwill impairment test is based upon a comparison between the carrying value and fair value of a reporting unit. The Firm uses the reporting units’ allocated equity plus goodwill capital as a proxy for the carrying amounts of equity for the reporting units in the goodwill impairment testing. Reporting unit equity is determined on a basis similar to that used for the allocation of equity to the Firm’s lines of business, which primarily considers stand-alone peer comparisons and regulatory capital requirements (as estimated under Basel III), although economic risk capital is also considered. Proposed line of business equity levels are incorporated into the Firm’s annual budget process, which is reviewed by the Firm’s Board of Directors. Allocated equity is further reviewed on a periodic basis and updated as needed. For a discussion of the primary method used to estimate the fair values of the reporting units, see Impairment testing on pages 291–292 of JPMorgan Chase’s 2012 Annual Report.
While no impairment of goodwill was recognized, the Firm’s mortgage lending business in CCB remains at an elevated risk for goodwill impairment due to its exposure to U.S. consumer credit risk and the effects of economic, regulatory and legislative changes. The valuation of this business is particularly dependent upon economic conditions (including new unemployment claims and home prices), regulatory and legislative changes (for example, those related to residential mortgage servicing, foreclosure and loss mitigation activities), and the amount of equity capital required. In addition, the earnings or estimated cost of equity of the Firm’s capital markets businesses could also be affected by regulatory or legislative changes. Declines in business performance, increases in allocated equity capital, or increases in the estimated cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
Mortgage servicing rights
Mortgage servicing rights represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. For a further description of the MSR asset, interest rate risk management, and the valuation of MSRs, see Note 17 on pages 291–295 of JPMorgan Chase’s 2012 Annual Report and Note 3 on pages 96–107 of this Form 10-Q.

The following table summarizes MSR activity for the three months ended March 31, 2013 and 2012.

	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2013		2012
Fair value at beginning of period	$7,614		$7,223
MSR activity
Originations of MSRs	690		572
Purchase of MSRs	(6)		1
Disposition of MSRs	(399)	(e)	—
Changes due to modeled amortization	(259)		(353)
Net additions and amortization	26		220
Changes due to market interest rates	546		644
Other changes in valuation due to inputs and assumptions(a)	(237)		(48)
Total change in fair value of MSRs(b)	309		596
Fair value at March 31,(c)	$7,949		$8,039
Change in unrealized gains/(losses) included in income related to MSRs held at March 31,	$309		$596
Contractual service fees, late fees and other ancillary fees included in income	$869		$1,033
Third-party mortgage loans serviced at March 31, (in billions)	$856		$892
Servicer advances at March 31, (in billions)(d)	$10.5		$11.2

(a)
Represents the aggregate impact of changes in model inputs and assumptions such as prepayment speeds (which are in turn affected by other assumptions such as home prices), costs to service, ancillary income and discount rates, as well as changes to the valuation models themselves. For the three-month period ended March 31, 2013, the decrease was driven by changes in the inputs and assumptions used to derive prepayment speeds, primarily increases in home prices.

(b)	Included changes related to commercial real estate of $(2) million and $(2) million for the three months ended March 31, 2013 and 2012, respectively.

(c)	Included $21 million and $29 million related to commercial real estate at March 31, 2013 and 2012, respectively.

(d)
Represents amounts the Firm pays as the servicer (e.g., scheduled principal and interest to a trust, taxes and insurance), which will generally be reimbursed within a short period of time after the advance from future cash flows from the trust or the underlying loans. The Firm’s credit risk associated with these advances is minimal because reimbursement of the advances is senior to all cash payments to investors. In addition, the Firm maintains the right to stop payment to investors if the collateral is insufficient to cover the advance.

(e)
Includes excess mortgage servicing rights transferred to an agency-sponsored trust in exchange for stripped mortgage backed securities (“SMBS”). A portion of the SMBS was acquired by third parties at the transaction date; the Firm acquired and has retained the remaining balance of those SMBS as trading securities.

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
(in millions)	2013	2012
Mortgage fees and related income
Net production revenue:
Production revenue	$995	$1,432
Repurchase losses	(81)	(302)
Net production revenue	914	1,130
Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	936	1,039
Changes in MSR asset fair value due to modeled amortization	(258)	(351)
Total operating revenue	678	688
Risk management:
Changes in MSR asset fair value due to market interest rates	546	644
Other changes in MSR asset fair value due to inputs or assumptions in model(a)	(237)	(48)
Change in derivative fair value and other	(451)	(406)
Total risk management	(142)	190
Net mortgage servicing revenue	536	878
All other	2	2
Mortgage fees and related income	$1,452	$2,010

(a)
Represents the aggregate impact of changes in model inputs and assumptions such as prepayment speeds (which are in turn affected by other assumptions such as home prices), costs to service, ancillary income and discount rates, as well as changes to the valuation models themselves. For the three-month period ended March 31, 2013, the decrease was driven by changes in the inputs and assumptions used to derive prepayment speeds, primarily increases in home prices.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at March 31, 2013 and December 31, 2012, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Mar 31, 2013	Dec 31, 2012
Weighted-average prepayment speed assumption (“CPR”)	10.65%	13.04%
Impact on fair value of 10% adverse change	$(480)	$(517)
Impact on fair value of 20% adverse change	(926)	(1,009)
Weighted-average option adjusted spread	7.81%	7.61%
Impact on fair value of 100 basis points adverse change	$(343)	$(306)
Impact on fair value of 200 basis points adverse change	(662)	(591)
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
Other intangible assets
The $153 million decrease in other intangible assets during the three months ended March 31, 2013, was due to amortization.

The components of credit card relationships, core deposits and other intangible assets were as follows.

	March 31, 2013			December 31, 2012
(in millions)	Gross amount(a)	Accumulated amortization(a)	Net carrying value	Gross amount	Accumulated amortization	Net carrying value
Purchased credit card relationships	$3,509	$3,267	$242	$3,775	$3,480	$295
Other credit card-related intangibles	538	325	213	850	621	229
Core deposit intangibles	4,133	3,828	305	4,133	3,778	355
Other intangibles(b)	2,388	1,066	1,322	2,390	1,034	1,356

(a)	The decrease in the gross amount and accumulated amortization from December 31, 2012, was due to the removal of fully amortized assets.

(b)	Includes intangible assets of approximately $600 million consisting primarily of asset management advisory contracts, which were determined to have an indefinite life and are not amortized.
Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and other intangible assets.

	Three months ended March 31,
(in millions)	2013	2012
Purchased credit card relationships	$53	$69
Other credit card-related intangibles	14	27
Core deposit intangibles	50	61
Other intangibles	35	36
Total amortization expense	$152	$193
Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and other intangible assets at March 31, 2013.

For the year (in millions)	Purchased credit card relationships	Other credit card-related intangibles	Core deposit intangibles	Other intangibles	Total
2013(a)	$192	$57	$196	$134	$579
2014	91	49	102	118	360
2015	7	39	26	98	170
2016	4	34	14	90	142
2017	1	29	13	90	133

(a)
Includes $53 million, $14 million, $50 million and $35 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the three months ended March 31, 2013.

Note 17 – Deposits
For further discussion on deposits, see Note 19 on page 296 of JPMorgan Chase’s 2012 Annual Report.
At March 31, 2013, and December 31, 2012, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	March 31, 2013	December 31, 2012
U.S. offices
Noninterest-bearing	$363,780	$380,320
Interest-bearing:
Demand(a)	65,283	53,980
Savings(b)	420,805	407,710
Time (included $5,724 and $5,140 at fair value)(c)	85,246	90,416
Total interest-bearing deposits	571,334	552,106
Total deposits in U.S. offices	935,114	932,426
Non-U.S. offices
Noninterest-bearing	19,979	17,845
Interest-bearing:
Demand	198,769	195,395
Savings	1,122	1,004
Time (included $305 and $593 at fair value)(c)	47,523	46,923
Total interest-bearing deposits	247,414	243,322
Total deposits in non-U.S. offices	267,393	261,167
Total deposits	$1,202,507	$1,193,593

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4 on pages 214–216 of JPMorgan Chase’s 2012 Annual Report.

Note 18 – Earnings per share
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 24 on page 301 of JPMorgan Chase’s 2012 Annual Report. The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2013 and 2012.

(in millions, except per share amounts)	Three months ended March 31,
	2013	2012
Basic earnings per share
Net income	$6,529	$4,924
Less: Preferred stock dividends	182	157
Net income applicable to common equity	6,347	4,767
Less: Dividends and undistributed earnings allocated to participating securities	216	190
Net income applicable to common stockholders	$6,131	$4,577
Total weighted-average basic shares outstanding	3,818.2	3,818.8
Net income per share	$1.61	$1.20

Diluted earnings per share
Net income applicable to common stockholders	$6,131	$4,577
Total weighted-average basic shares outstanding	3,818.2	3,818.8
Add: Employee stock options, SARs and warrants(a)	28.8	14.6
Total weighted-average diluted shares outstanding(b)	3,847.0	3,833.4
Net income per share	$1.59	$1.19

(a)
Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans and the warrants originally issued in 2008 under the U.S. Treasury’s Capital Purchase Program to purchase shares of the Firm’s common stock. The aggregate number of shares issuable upon the exercise of such options and warrants was 13 million and 169 million for the three months ended March 31, 2013 and 2012, respectively.

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

As of or for the three months ended March 31, 2013	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2013	$6,868	(b)	$(95)	$120	$(2,791)	$4,102
Net change	(640)	(c)	(13)	(62)	104	(611)
Balance at March 31, 2013	$6,228	(b)	$(108)	$58	$(2,687)	$3,491

As of or for the three months ended March 31, 2012	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2012	$3,565	(b)	$(26)	$51	$(2,646)	$944
Net change	1,574	(d)	127	(35)	35	1,701
Balance at March 31, 2012	$5,139	(b)	$101	$16	$(2,611)	$2,645

(a)	Represents the after-tax difference between the fair value and amortized cost of securities accounted for as AFS.

(b)
Included after-tax unrealized losses not related to credit on debt securities for which credit losses have been recognized in income of $(56) million at January 1, 2012 and $(48) million at March 31, 2012. There were no such losses at January 1, 2013 and March 31, 2013.

(c)
The net change for the three months ended March 31, 2013, was due primarily to net unrealized market value decreases on AFS securities, predominantly U.S. government agency-issued MBS and obligations of U.S. states and municipalities as well as net realized gains.

(d)	The net change for the three months ended March 31, 2012, was due primarily to market value increases driven by tightening of spreads.
The following table presents the pretax and after-tax changes in the components of other comprehensive income/(loss).

	2013			2012
Three months ended March 31, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on AFS securities:
Net unrealized gains/(losses) arising during the period	$(515)	$185	$(330)	$3,118	$(1,217)	$1,901
Reclassification adjustment for realized (gains)/losses included in net income(a)	(509)	199	(310)	(536)	209	(327)
Net change	(1,024)	384	(640)	2,582	(1,008)	1,574
Translation adjustments:
Translation(b)	(427)	158	(269)	460	(169)	291
Hedges(b)	420	(164)	256	(267)	103	(164)
Net change	(7)	(6)	(13)	193	(66)	127
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(130)	51	(79)	(41)	17	(24)
Reclassification adjustment for realized (gains)/losses included in net income(c)	29	(12)	17	(20)	9	(11)
Net change	(101)	39	(62)	(61)	26	(35)
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	48	(10)	38	2	—	2
Reclassification adjustments included in net income(d):
Amortization of net loss	81	(31)	50	83	(32)	51
Prior service costs/(credits)	(11)	4	(7)	(11)	4	(7)
Foreign exchange and other	37	(14)	23	(18)	7	(11)
Net change	155	(51)	104	56	(21)	35
Total other comprehensive income/(loss)	$(977)	$366	$(611)	$2,770	$(1,069)	$1,701

(a)	The pretax amount is reported in securities gains in the Consolidated Statements of Income.

(b)
Reclassifications of pretax realized gains/(losses) on translation adjustments and related hedges are reported in other income in the Consolidated Statements of Income. The amounts were not material for the three months ended March 31, 2013.

(c)	The pretax amount is reported in the same line as the hedged items, which are predominantly recorded in net interest income in the Consolidated Statements of Income.

(d)	The pretax amount is reported in compensation expense in the Consolidated Statements of Income.

Note 20 – Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The OCC establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A.
There are two categories of risk-based capital: Tier 1 capital and Tier 2 capital. Tier 1 capital consists of common stockholders’ equity, perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred securities, less goodwill and certain other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, subordinated long-term debt and other instruments qualifying as Tier 2 capital, and the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets (“RWA”). Total capital is Tier 1 capital plus Tier 2 capital. RWA consist of on– and off–balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On–balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off–balance sheet assets, such as lending-related commitments, guarantees, and derivatives, are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on–balance sheet credit-equivalent amount, which is then risk-weighted based on the same factors used for on–balance sheet assets. RWA also incorporate a measure for the market risk related to applicable trading assets–debt and equity instruments, and foreign exchange and commodity derivatives. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total RWA.
Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and Total capital to RWA, as well as minimum leverage ratios (which are defined as Tier 1 capital divided by adjusted quarterly average assets). Failure to meet these minimum requirements could cause the Federal Reserve to take action. Banking subsidiaries also are subject to these capital requirements by their respective primary regulators. As of March 31, 2013 and December 31, 2012, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at March 31, 2013 and December 31, 2012. These amounts are determined in accordance with regulations issued by the Federal Reserve and/or OCC. The table reflects the Firm’s and JPMorgan Chase Bank, N.A.’s implementation, in the first quarter of 2013, of rules that provide for additional capital requirements for trading positions and securitizations (“Basel 2.5”). Implementation of Basel 2.5 resulted in an increase to the Firm’s RWA of approximately $150 billion, resulting in a decrease to the Firm’s Tier 1 capital and Total capital ratios of 140 basis points and 160 basis points, respectively and an increase to JPMorgan Chase Bank, N.A.’s RWA of approximately $140 billion, resulting in a decrease to JPMorgan Chase Bank, N.A.’s Tier 1 capital and Total capital ratios of 130 basis points and 150 basis points, respectively. Implementation of Basel 2.5 in the first quarter of 2013 did not impact Chase Bank USA, N.A.’s RWA or Tier 1 capital and Total capital ratios.

	JPMorgan Chase & Co.(d)		JPMorgan Chase Bank, N.A.(d)		Chase Bank USA, N.A.(d)		Well-capitalized ratios(e)		Minimum capital ratios(e)
(in millions, except ratios)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Regulatory capital
Tier 1(a)	$163,807	$160,002	$116,268	$111,827	$10,426	$9,648
Total	198,926	194,036	152,611	146,870	13,842	13,131

Assets
Risk-weighted(b)	$1,406,948	$1,270,378	$1,212,582	$1,094,155	$98,613	$103,593
Adjusted average(c)	2,255,697	2,243,242	1,836,492	1,815,816	104,019	103,688

Capital ratios
Tier 1(a)	11.6%	12.6%	9.6%	10.2%	10.6%	9.3%	6.0%		4.0%
Total	14.1	15.3	12.6	13.4	14.0	12.7	10.0		8.0
Tier 1 leverage	7.3	7.1	6.3	6.2	10.0	9.3	5.0	(f)	3.0	(g)

(a)
At March 31, 2013, trust preferred capital debt securities included in Tier 1 capital were $10.2 billion and $600 million, for JPMorgan Chase and JPMorgan Chase Bank, N.A., respectively. If these securities were excluded from the calculation at March 31, 2013, Tier 1 capital would be $153.6 billion and $115.7 billion, respectively, and the Tier 1 capital ratio would be 10.9% and 9.5%, respectively. At March 31, 2013, Chase Bank USA, N.A. had no trust preferred securities.

(b)
Included off–balance sheet RWA at March 31, 2013, of $310.7 billion, $300.3 billion and $15 million, and at December 31, 2012, of $304.5 billion, $297.1 billion and $16 million, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., respectively.

(c)
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

Note:
Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $267 million and $291 million at March 31, 2013, and December 31, 2012, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $2.6 billion and $2.5 billion at March 31, 2013, and December 31, 2012, respectively.

A reconciliation of the Firm’s Total stockholders’ equity to Tier 1 capital and Total qualifying capital is presented in the table below.

(in millions)	March 31, 2013	December 31, 2012
Tier 1 capital
Total stockholders’ equity	$207,086	$204,069
Effect of certain items in AOCI excluded from Tier 1 capital	(3,600)	(4,198)
Qualifying hybrid securities and noncontrolling interests(a)	10,607	10,608
Less: Goodwill(b)	45,482	45,663
Other intangible assets(b)	2,233	2,311
Fair value DVA on structured notes and derivative liabilities related to the Firm’s credit quality	1,653	1,577
Investments in certain subsidiaries	918	926
Total Tier 1 capital	163,807	160,002
Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	17,433	18,061
Qualifying allowance for credit losses	17,698	15,995
Other	(12)	(22)
Total Tier 2 capital	35,119	34,034
Total qualifying capital	$198,926	$194,036

(a)	Primarily includes trust preferred capital debt securities of certain business trusts.

(b)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

Note 21 – Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees, and the Firm’s related accounting policies, see Note 29 on pages 308–315 of JPMorgan Chase’s 2012 Annual Report.
To provide for the risk of loss inherent in consumer (excluding credit card) and wholesale contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 14 on page 150 of this Form 10-Q for further discussion regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at March 31, 2013, and December 31, 2012. The amounts in the table below for lending-related commitments represent the total available credit, inclusive of certain non-legally binding lines of credit. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel these non-legally binding lines of credit by providing the borrower notice or, in some cases, without notice as permitted by law. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower. Also, the Firm typically closes credit card lines when the borrower is 60 days or more past due.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(g)
	Mar 31, 2013					Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$2,240	$4,911	$4,820	$2,804	$14,775	$15,180	$—	$—
Home equity – junior lien	3,876	7,933	6,110	2,973	20,892	21,796	—	—
Prime mortgage	5,760	—	—	—	5,760	4,107	—	—
Subprime mortgage	—	—	—	—	—	—	—	—
Auto	7,317	137	154	45	7,653	7,185	1	1
Business banking	10,009	583	100	356	11,048	11,092	6	6
Student and other	108	158	7	473	746	796	—	—
Total consumer, excluding credit card	29,310	13,722	11,191	6,651	60,874	60,156	7	7
Credit card	537,455	—	—	—	537,455	533,018	—	—
Total consumer	566,765	13,722	11,191	6,651	598,329	593,174	7	7
Wholesale:
Other unfunded commitments to extend credit(a)(b)	57,173	79,704	96,724	6,087	239,688	243,225	431	377
Standby letters of credit and other financial guarantees(a)(b)(c)	27,229	31,513	37,798	1,659	98,199	100,929	638	647
Unused advised lines of credit	78,932	11,304	792	421	91,449	85,087	—	—
Other letters of credit(a)	4,176	1,407	309	53	5,945	5,573	2	2
Total wholesale	167,510	123,928	135,623	8,220	435,281	434,814	1,071	1,026
Total lending-related	$734,275	$137,650	$146,814	$14,871	$1,033,610	$1,027,988	$1,078	$1,033
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(d)	$182,526	$—	$—	$—	$182,526	$166,493	NA	NA
Derivatives qualifying as guarantees	2,217	1,419	18,452	37,171	59,259	61,738	$64	$42
Unsettled reverse repurchase and securities borrowing agreements(e)	52,209	—	—	—	52,209	34,871	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	2,674	2,811
Loans sold with recourse	NA	NA	NA	NA	9,022	9,305	139	141
Other guarantees and commitments(f)	548	345	1,431	4,322	6,646	6,780	(73)	(75)

(a)
At March 31, 2013, and December 31, 2012, reflects the contractual amount net of risk participations totaling $428 million and $473 million, respectively, for other unfunded commitments to extend credit; $16.6 billion and $16.6 billion, respectively, for standby letters of credit and other financial guarantees; and $1.1 billion and $690 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(b)
At March 31, 2013, and December 31, 2012, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other non profit entities of $43.2 billion and $44.5 billion, respectively. These commitments also include liquidity facilities to nonconsolidated municipal bond VIEs; for further information, see Note 15 on pages 151–158 of this Form 10-Q.

(c)	At March 31, 2013, and December 31, 2012, included unissued standby letters of credit commitments of $42.2 billion and $44.4 billion, respectively.

(d)
At March 31, 2013, and December 31, 2012, collateral held by the Firm in support of securities lending indemnification agreements was $183.2 billion and $165.1 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(e)
At March 31, 2013, and December 31, 2012, the amount of commitments related to forward-starting reverse repurchase agreements and securities borrowing agreements were $10.5 billion and $13.2 billion, respectively. Commitments related to unsettled reverse repurchase agreements and securities borrowing agreements with regular-way settlement periods were $41.7 billion and $21.7 billion, at March 31, 2013, and December 31, 2012, respectively.

(f)
At March 31, 2013, and December 31, 2012, included unfunded commitments of $323 million and $370 million, respectively, to third-party private equity funds; and $1.4 billion and $1.5 billion, respectively, to other equity investments. These commitments included $236 million and $333 million, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 96–107 of this Form 10-Q. In addition, at March 31, 2013, and December 31, 2012, included letters of credit hedged by derivative transactions and managed on a market risk basis of $4.6 billion and $4.5 billion, respectively.

(g)
For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability; for derivative-related products, the carrying value represents the fair value.

Other unfunded commitments to extend credit
Other unfunded commitments to extend credit generally comprise commitments for working capital and general corporate purposes, extensions of credit to support commercial paper facilities and bond financings in the event that those obligations cannot be remarketed to new investors as well as committed liquidity facilities to clearing organizations.
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged and acquisition finance activities, which were $7.3 billion and $8.8 billion at March 31, 2013, and December 31, 2012, respectively. For further information, see Note 3 and Note 4 on pages 96–107 and 107–108 respectively, of this Form 10-Q.
In addition, the Firm acts as a clearing and custody bank in the U.S. tri-party repurchase transaction market. In its role as clearing and custody bank, the Firm is exposed to intra-day credit risk of the cash borrowers, usually broker-dealers; however, this exposure is secured by collateral and typically extinguished through the settlement process by the end of the day. For the three months ended March 31, 2013, the tri-party repurchase daily balances averaged $362 billion.
Guarantees
The Firm considers the following off–balance sheet lending-related arrangements to be guarantees under U.S. GAAP:

standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 29 on pages 308–315 of JPMorgan Chase’s 2012 Annual Report. The recorded amounts of the liabilities related to guarantees and indemnifications at March 31, 2013, and December 31, 2012, excluding the allowance for credit losses on lending-related commitments, are discussed below.
Standby letters of credit and other financial guarantees
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $640 million and $649 million at March 31, 2013, and December 31, 2012, respectively, which were classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values included $278 million and $284 million, respectively, for the allowance for lending-related commitments, and $362 million and $365 million, respectively, for the guarantee liability and corresponding asset.

The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of March 31, 2013, and December 31, 2012.
Standby letters of credit, other financial guarantees and other letters of credit

	March 31, 2013		December 31, 2012
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$74,534	$4,181	$77,081	$3,998
Noninvestment-grade(a)	23,665	1,764	23,848	1,575
Total contractual amount	$98,199	$5,945	$100,929	$5,573
Allowance for lending-related commitments	$276	$2	$282	$2
Commitments with collateral	41,757	887	42,654	1,145

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, see Note 29 on pages 308–315 of JPMorgan Chase’s 2012 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $59.3 billion and $61.7 billion at March 31, 2013, and December 31, 2012, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value contracts is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $26.6 billion and $26.5 billion and the maximum exposure to loss was $2.8 billion at both March 31, 2013, and December 31, 2012. The fair values of the contracts reflect the probability of whether the Firm will be required to perform under the contract. The fair value related to derivatives that the Firm deems to be guarantees were derivative payables of $138 million and $122 million and derivative receivables of $74 million and $80 million at March 31, 2013, and December 31, 2012, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5 on pages 118–119 of this Form 10-Q.
Loan sales- and securitization-related indemnifications
Mortgage repurchase liability
In connection with the Firm’s loan sale and securitization activities with the GSEs and other loan sale and private-label securitization transactions, as described in Note 15 on pages 151–158 of this Form 10-Q, and Note 16 on pages 280–291 of JPMorgan Chase’s 2012 Annual Report, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties. Generally, the maximum amount of future payments the Firm would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers (including securitization-related SPEs) plus, in certain circumstances, accrued interest on such loans and certain expense.
There have been generalized allegations, as well as specific demands, that the Firm repurchase loans sold or deposited into private-label securitizations (including claims from insurers that have guaranteed certain obligations of the securitization trusts). Although the Firm encourages parties to use the contractual repurchase process established in the governing agreements, these private-label repurchase claims have generally manifested themselves through threatened or pending litigation. Accordingly, the liability related to repurchase demands associated with all of the private-label securitizations is separately evaluated by the Firm in establishing its litigation reserves. For additional information regarding litigation, see Note 23 on pages 170–179 of this Form 10-Q and Note 31 on pages 316–325 of JPMorgan Chase’s 2012 Annual Report.
The Firm has recognized a mortgage repurchase liability of $2.7 billion and $2.8 billion, as March 31, 2013, and December 31, 2012, respectively, which is reported in accounts payable and other liabilities net of probable recoveries from third-party originators of $412 million and $441 million at March 31, 2013, and December 31, 2012, respectively. The Firm’s mortgage repurchase liability is intended to cover losses associated with all loans previously sold in connection with loan sale and securitization transactions with the GSEs, regardless of when those losses occur or how they are ultimately resolved (e.g., repurchase, make-whole payment). The liability related to all repurchase demands associated with private-label securitizations is separately evaluated by the Firm in establishing its litigation reserves.
Substantially all of the estimates and assumptions underlying the Firm’s established methodology for computing its recorded mortgage repurchase liability — including factors such as the amount of probable future demands from the GSEs (based on both historical experience and the Firm’s expectations about the GSEs future behavior), the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure, and recoveries from third parties — require application of a significant level of management judgment.
While the Firm uses the best information available to it in estimating its mortgage repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts accrued as of March 31, 2013, are reasonably possible. The Firm believes the estimate of the range of reasonably possible losses, in excess of its established repurchase liability, is from $0 to approximately $0.9 billion at March 31, 2013. This estimated range of reasonably possible loss considers the Firm’s GSE-related exposure based on an assumed peak to trough decline in home prices of 37%, which is an additional 8 percentage point decline in home prices beyond the Firm’s current assumptions derived from a nationally recognized home price index. Although the Firm does not consider a further decline in home prices of this magnitude likely to occur, such a decline could increase the levels of loan delinquencies, which may, in turn, increase the level of repurchase demands from the GSEs and potentially result in additional repurchases of loans at greater loss severities and thereby the Firm’s mortgage repurchase liability.
The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.

Summary of changes in mortgage repurchase liability(a)
	Three months ended March 31,
(in millions)	2013	2012
Repurchase liability at beginning of period	$2,811	$3,557
Net realized losses(b)	(212)	(364)
Provision for repurchase losses(c)	75	323
Repurchase liability at end of period	$2,674	$3,516

(a)	All mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves.

(b)
Realized repurchase losses are presented net of third-party recoveries and include principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. Make-whole settlements were $121 million and $186 million, for the three months ended March 31, 2013 and 2012, respectively.

(c)	Included $8 million and $27 million of provision related to new loan sales for the three months ended March 31, 2013 and 2012, respectively.
Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At March 31, 2013, and December 31, 2012, the unpaid principal balance of loans sold with recourse totaled $9.0 billion and $9.3 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, was $139 million and $141 million at March 31, 2013, and December 31, 2012, respectively.

Note 22 – Pledged assets and collateral
For a discussion of the Firm’s pledged assets and collateral, see Note 30 on pages 315–316 of JPMorgan Chase’s 2012 Annual Report.
Pledged assets
At March 31, 2013, assets were pledged to collateralize repurchase and other securities financing agreements, maintain potential borrowing capacity with central banks and for other purposes, including to secure borrowings and public deposits. Certain of these pledged assets may be sold or repledged by the secured parties and are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets. In addition, at March 31, 2013, and December 31, 2012, the Firm had pledged $299.0 billion and $291.7 billion, respectively, of financial instruments it owns that may not be sold or repledged by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 15 on pages 151–158 of this Form 10-Q, and Note 16 on pages 280–291 of JPMorgan Chase’s 2012 Annual Report, for additional information on assets and liabilities of consolidated VIEs.
Collateral
At March 31, 2013, and December 31, 2012, the Firm had accepted assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of approximately $695.9 billion and $757.1 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, approximately $552.8 billion and $545.0 billion, respectively, were sold or repledged, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales and to collateralize deposits and derivative agreements. The total amount of collateral received and collateral sold or repledged at December 31, 2012, has been revised. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

Note 23 – Litigation
Contingencies
As of March 31, 2013, the Firm and its subsidiaries are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $6.0 billion at March 31, 2013. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm is involved, taking into account the Firm’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Firm does not believe that an estimate can currently be made. The Firm’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in many such proceedings of multiple defendants (including the Firm) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Firm’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
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
The Firm, on behalf of itself and affiliates, agreed to a settlement in principle with the New York Attorney General’s Office which provided, among other things, that the Firm would offer to purchase at par certain ARS purchased from J.P. Morgan Securities LLC, Chase Investment Services Corp. and Bear, Stearns & Co. Inc. by individual investors, charities and small- to medium-sized businesses. The Firm also agreed to a substantively similar settlement in principle with the Office of Financial Regulation for the State of Florida and the North American Securities Administrators Association (“NASAA”) Task Force, which agreed to recommend approval of the settlement to all remaining states, Puerto Rico and the U.S. Virgin Islands. The Firm has finalized the settlement agreements with the New York Attorney General’s Office and the Office of Financial Regulation for the State of Florida. The settlement agreements provide for the payment of penalties totaling $25 million to all states and territories. To date, final consent agreements have been reached with all but three of NASAA’s members.
The Firm also was named in two putative antitrust class actions. The actions alleged that the Firm, along with numerous other financial institution defendants, colluded to maintain and stabilize the ARS market and then to withdraw their support for the ARS market. In January 2010, the District Court dismissed both actions. In March 2013, the United States Court of Appeals for the Second Circuit affirmed the dismissal of the cases with prejudice.
Bank Secrecy Act/Anti-Money Laundering. In January 2013, JPMorgan Chase & Co. entered into a Consent Order with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and JPMorgan Chase Bank, N.A., JPMorgan Bank and Trust Company, N.A. and Chase Bank USA, N.A. entered into a Consent Order with the Office of the Comptroller of the Currency (the “OCC”) relating principally to JPMorgan Chase & Co.’s and such banks’ policies, procedures and controls relating to compliance with Bank Secrecy Act and Anti-Money Laundering requirements. The Firm neither admitted nor denied the regulatory agencies’ findings in the orders.
Bear Stearns Hedge Fund Matters. The Bear Stearns Companies LLC (formerly The Bear Stearns Companies Inc.)(“Bear Stearns”), certain current or former subsidiaries of Bear Stearns, including Bear Stearns Asset Management, Inc. (“BSAM”) and Bear, Stearns & Co. Inc., and certain individuals formerly employed by Bear Stearns are named defendants (collectively the “Bear Stearns defendants”) in multiple civil actions and arbitrations relating to alleged losses resulting from the failure of the Bear Stearns High Grade Structured Credit Strategies Master Fund, Ltd. (the “High Grade Fund”) and the Bear Stearns High Grade Structured Credit Strategies Enhanced Leverage Master Fund, Ltd. (the “Enhanced Leverage Fund”) (collectively the “Funds”). BSAM served as investment manager for both of the Funds, which were organized such that there were U.S. and Cayman Islands “feeder funds” that invested substantially all their assets, directly or indirectly, in the Funds. The Funds are in liquidation.
There are currently three civil actions pending in the United States District Court for the Southern District of New York relating to the Funds. One of these actions involves a derivative lawsuit brought on behalf of purchasers of partnership interests in the U.S. feeder fund to the Enhanced Leverage Fund, alleging that the Bear Stearns defendants mismanaged the Funds. This action seeks, among other things, unspecified compensatory damages based on alleged investor losses. The parties have reached an agreement to settle this derivative action, pursuant to which BSAM would pay a maximum of approximately $18 million. In April 2012, the District Court granted final approval of this settlement. In May 2012, objectors representing certain interests in the U.S. feeder fund filed a notice of appeal to the United States Court of Appeals for the Second Circuit from the District Court’s final approval of the settlement. The parties have agreed to settle that appeal.
The second pending action, brought by the Joint Voluntary Liquidators of the Cayman Islands feeder funds, makes allegations similar to those asserted in the derivative lawsuits related to the U.S. feeder funds. This action alleges net losses of approximately $700 million and seeks compensatory and punitive damages. The parties have reached an agreement in principle to resolve the litigation contingent on the execution of a written settlement agreement. The third action was brought by Bank of America and Banc of America Securities LLC (together “BofA”) alleging breach of contract, fraud and breach of fiduciary duty in connection with a $4 billion securitization in May 2007 known as a “CDO-squared,” for which BSAM served as collateral manager. This securitization was composed of certain collateralized debt obligation holdings that were purchased by BofA from the Funds. BofA currently seeks damages up to approximately $540 million. Motions for summary judgment are pending.
Bear Stearns Shareholder Litigation and Related Matters. Various shareholders of Bear Stearns have commenced purported class actions against Bear Stearns and certain of its former officers and/or directors on behalf of all persons who purchased or otherwise acquired common stock of Bear Stearns between December 14, 2006, and March 14, 2008 (the “Class Period”). The actions alleged that the defendants issued materially false and misleading statements regarding Bear Stearns’ business and financial results and that, as a result of those false statements, Bear Stearns’ common stock traded at artificially inflated prices during the Class Period. In November 2012, the United States District Court for the Southern District of New York granted final approval of a $275 million settlement. Certain investors have elected not to participate in the class settlement, and therefore may proceed separately with individual actions or arbitrations.
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
CIO Investigations and Litigation. The Firm is responding to a consolidated shareholder class action, a consolidated class action brought under the Employee Retirement Income Security Act (“ERISA”), shareholder derivative actions, shareholder demands and government investigations relating to losses in the synthetic credit portfolio managed by the Firm’s Chief Investment Office (“CIO”). The Firm has received requests for documents and information in connection with governmental inquiries and investigations by Congress, the OCC, the Federal Reserve, the U.S. Department of Justice (the “DOJ”), the Securities and Exchange Commission (the “SEC”), the Commodity Futures Trading Commission (the “CFTC”), the UK Financial Services Authority (now known as the Financial Conduct Authority), the State of Massachusetts and other government agencies. The Firm is cooperating with these investigations.
Four putative class actions alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder were filed on behalf of purchasers of the Firm’s common stock. The cases were consolidated and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. The consolidated second amended complaint defines the putative class as purchasers of the Firm’s common stock between February 24, 2010 and May 21, 2012, and alleges that the Firm and certain current and former officers made false or misleading statements concerning CIO’s role, the Firm’s risk management practices and the Firm’s financial results, as well as in connection with the disclosure of losses in the synthetic credit portfolio in 2012.
Separately, two putative class actions were filed on behalf of participants who held the Firm’s common stock in the Firm’s retirement plans. These actions have been consolidated, and the consolidated third amended complaint alleges a class period of December 20, 2011 to July 12, 2012, and asserts claims under ERISA solely on behalf of participants in the Firm’s 401(k) Savings Plan for alleged breaches of fiduciary duties by the Firm, certain affiliates and certain current and former directors and officers. The complaint generally alleges that defendants breached the duty of prudence by allowing investment in the Firm's common stock when they knew or should have known that such stock was unsuitable for the plan and that the Firm and certain current and former officers made false or misleading statements concerning the Firm's financial condition.
Nine shareholder derivative actions have also been filed, purportedly on behalf of the Firm, against certain of the Firm’s current and former directors and officers for alleged breaches of their fiduciary duties. These actions generally allege that defendants failed to exercise adequate oversight over CIO and to manage the risk of CIO’s activities, which allegedly led to CIO’s losses. Two of these actions have been consolidated.
The consolidated securities action, the consolidated ERISA action, the consolidated shareholder derivative action and one of the derivative actions are pending in the United States District Court for the Southern District of New York, and the other six derivative actions are pending in New York State court. In April 2013, a New York State court granted defendants’ motion to dismiss one of the shareholder derivative actions on the ground that plaintiff failed to make a demand on the Firm’s Board of Directors or adequately allege demand futility, as required by applicable Delaware law. Defendants have not yet responded to the complaints in any of the other actions.
In January 2013, JPMorgan Chase & Co. entered into a Consent Order with the Federal Reserve and JPMorgan Chase Bank, N.A. entered into a Consent Order with the OCC arising out of the Federal Reserve’s and the OCC’s reviews of the CIO, including the synthetic credit portfolio previously held by the CIO. The Consent Orders relate to risk management, model governance and other control functions related to CIO and certain other trading activities at the Firm. Many of the actions required by the Consent Orders have already been, or are in the process of being, implemented by the Firm.
City of Milan Litigation and Criminal Investigation. In January 2009, the City of Milan, Italy (the “City”) issued civil proceedings against (among others) JPMorgan Chase Bank, N.A. and J.P. Morgan Securities plc (together, “JPMorgan Chase”) in the District Court of Milan. The proceedings relate to (a) a bond issue by the City in June 2005 (the “Bond”), and (b) an associated swap transaction, which was subsequently restructured on a number of occasions between 2005 and 2007 (the “Swap”). The City seeks damages and/or other remedies against JPMorgan Chase (among others) on the grounds of alleged “fraudulent and deceitful acts” and alleged breach of advisory obligations in connection with the Swap and the Bond, together with related swap transactions with other counterparties. The Firm has entered into a settlement agreement with the City to resolve the City’s civil proceedings.
In March 2010, a criminal judge directed four current and former JPMorgan Chase personnel and JPMorgan Chase Bank, N.A. (as well as other individuals and three other banks) to go forward to a full trial that started in May 2010. As it relates to JPMorgan Chase individuals, two were acquitted and two were found guilty of aggravated fraud with sanctions of prison sentences, fines and a ban from dealing with Italian public bodies for one year. JPMorgan Chase (along with other banks involved) was found liable for breaches of Italian administrative law, fined €1 million and ordered to forfeit profit from the transaction (for JPMorgan Chase, totaling €24.7 million). JPMorgan Chase and the individuals have appealed the verdict, and none of the sanctions will take effect until all appeal avenues have been exhausted.

Enron Litigation. JPMorgan Chase and certain of its officers and directors are involved in two lawsuits seeking damages arising out of the Firm’s banking relationships with Enron Corp. and its subsidiaries (“Enron”). Motions to dismiss are pending in both of these lawsuits: an individual action by Enron investors and an action by an Enron counterparty. A number of actions and other proceedings against the Firm previously were resolved, including a class action lawsuit captioned Newby v. Enron Corp. and adversary proceedings brought by Enron’s bankruptcy estate.
FERC Matters. The Federal Energy Regulatory Commission (the “FERC”) is investigating the Firm’s bidding practices in certain organized power markets. In March 2013, the Firm received a Wells-type notice that the FERC staff intends to recommend that the Commission bring a possible enforcement action against J.P. Morgan Ventures Energy Corp. (“JPMVEC”), JPMorgan Chase & Co. and certain Firm personnel relating to alleged violations of FERC rules and the rules of certain independent system operators. Additionally, in November 2012, the FERC issued an Order suspending JPMVEC’s market-based rate authority for six months commencing on April 1, 2013, based on its finding that statements concerning discovery obligations made in submissions related to the FERC investigation violated FERC rules regarding misleading information.
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
In October 2012, Visa, Inc., its wholly-owned subsidiaries Visa U.S.A. Inc. and Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated and various United States financial institution defendants, including JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., Chase Bank USA, N.A., Chase Paymentech Solutions, LLC and certain predecessor institutions, entered into a settlement agreement (the “Settlement Agreement”) to resolve the claims of the U.S. merchant and retail association plaintiffs (the “Class Plaintiffs”) in the multi-district litigation. In November 2012, the Court entered an order preliminarily approving the Settlement Agreement, which provides for, among other things, a cash payment of $6.05 billion to the Class Plaintiffs (of which the Firm’s share is approximately 20%), and an amount equal to ten basis points of credit card interchange for a period of eight months to be measured from a date within 60 days of the end of the opt-out period. The Settlement Agreement also provides for modifications to each credit card network’s rules, including those that prohibit surcharging credit card transactions. The rule modifications became effective in January 2013. In April 2013, Class Plaintiffs moved for final approval of the settlement. The hearing on final approval is scheduled for September 2013.
Investment Management Litigation. The Firm is defending three pending cases that allege that investment portfolios managed by J.P. Morgan Investment Management Inc. were inappropriately invested in securities backed by residential real estate collateral. Plaintiffs claim that JPMorgan Investment Management is liable for losses of more than $1 billion in market value of these securities. In the case filed by Assured Guaranty (U.K.) and the case filed by Ambac Assurance UK Limited in New York state court, discovery is proceeding on claims for breach of contract, breach of fiduciary duty and gross negligence. The third case, filed by CMMF LLP in New York state court, asserts claims under New York law for breach of fiduciary duty, negligence, breach of contract and negligent misrepresentation. Trial of the CMMF action was completed in February 2013, and the Court’s decision is pending.
Lehman Brothers Bankruptcy Proceedings. In May 2010, Lehman Brothers Holdings Inc. (“LBHI”) and its Official Committee of Unsecured Creditors (the “Committee”) filed a complaint (and later an amended complaint) against JPMorgan Chase Bank, N.A. in the United States Bankruptcy Court for the Southern District of New York that asserts both federal bankruptcy law and state common law claims, and seeks, among other relief, to recover $8.6 billion in collateral that was transferred to JPMorgan Chase Bank, N.A. in the weeks preceding LBHI’s bankruptcy. The amended complaint also seeks unspecified damages on the grounds that JPMorgan Chase Bank, N.A.’s collateral requests hastened LBHI’s bankruptcy. The Firm moved to dismiss plaintiffs’ amended complaint in its entirety, and also moved to transfer the litigation from the Bankruptcy Court to the United States District Court for the Southern District of New York. In April 2012, the Bankruptcy Court issued a decision granting in part and denying in part the Firm’s motion to dismiss. The Court dismissed the counts of the amended complaint seeking avoidance of the allegedly constructively fraudulent and preferential transfers made to the Firm during the months of August and September 2008. The Court denied the Firm’s motion to dismiss as to the other claims, including claims that allege intentional misconduct. In September 2012, the District Court denied the transfer motion without prejudice to its renewal in the future, but stated that any trial would likely have to be conducted before the District Court.
The Firm also filed counterclaims against LBHI alleging that LBHI fraudulently induced the Firm to make large clearing advances to Lehman against inappropriate collateral, which left the Firm with more than $25 billion in claims (the “Clearing Claims”) against the estate of Lehman Brothers Inc. (“LBI”), LBHI’s broker-dealer subsidiary. These claims have been paid in full, subject to the outcome of the litigation. Discovery is ongoing.

LBHI and the Committee have filed an objection to the deficiency claims asserted by JPMorgan Chase Bank, N.A. against LBHI with respect to the Clearing Claims, principally on the grounds that the Firm had not conducted the sale of the securities collateral held for such claims in a commercially reasonable manner. The Firm responded to LBHI’s objection in November 2011. Discovery is ongoing.
LBHI and several of its subsidiaries that had been Chapter 11 debtors have filed a separate complaint and objection to derivatives claims asserted by the Firm alleging that the amount of the derivatives claims had been overstated and challenging certain set-offs taken by JPMorgan Chase entities to recover on the claims. The Firm responded to this separate complaint and objection in February 2013. Discovery is ongoing.
LIBOR Investigations and Litigation. JPMorgan Chase has received subpoenas and requests for documents and, in some cases, interviews, from federal and state agencies and entities, including the DOJ, CFTC, SEC and various state attorneys general, as well as the European Commission, UK Financial Services Authority (now known as the Financial Conduct Authority), Canadian Competition Bureau, Swiss Competition Commission and other regulatory authorities and banking associations around the world. The documents and information sought relate primarily to the process by which interest rates were submitted to the British Bankers Association (“BBA”) in connection with the setting of the BBA’s London Interbank Offered Rate (“LIBOR”) for various currencies, principally in 2007 and 2008. Some of the inquiries also relate to similar processes by which information on rates is submitted to European Banking Federation (“EBF”) in connection with the setting of the EBF’s Euro Interbank Offered Rates (“EURIBOR”) and to the Japanese Bankers’ Association for the setting of Tokyo Interbank Offered Rates (“TIBOR”) as well as to other processes for the setting of other reference rates in various parts of the world during similar time periods. The Firm is cooperating with these inquiries.
In addition, the Firm has been named as a defendant along with other banks in a series of individual and class actions filed in various federal and state courts in which plaintiffs make varying allegations that in various periods, starting in 2000 or later, defendants either individually or collectively manipulated the U.S. dollar LIBOR, Yen LIBOR and Euroyen TIBOR rates by submitting rates that were artificially low or high. Plaintiffs allege that they transacted in loans, derivatives or other financial instruments whose values are impacted by changes in U.S. dollar LIBOR, Yen LIBOR, or Euroyen TIBOR and assert a variety of claims including antitrust claims seeking treble damages.
In 2011, a number of class actions were filed against LIBOR panel banks, including the Firm, asserting various federal and state law claims relating to the alleged manipulation of U.S. dollar LIBOR. These purported class actions were consolidated for pre-trial purposes in the United States District Court for the Southern District of New York, where the Court has appointed interim lead counsel for three proposed classes: (i) direct purchasers of U.S. dollar LIBOR-based financial instruments in the over-the-counter market; (ii) purchasers of U.S. dollar LIBOR-based financial instruments on an exchange; and (iii) purchasers of debt securities that pay an interest rate linked to U.S. dollar LIBOR. In March 2013, the District Court granted in part and denied in part the defendants’ motions to dismiss the claims asserted in the three putative class actions, as well as in three related individual actions brought by various Charles Schwab entities. The Court dismissed with prejudice all plaintiffs' federal and state antitrust law, Racketeer Influenced and Corrupt Organization Act and New York unjust enrichment claims, as well as certain claims under the Commodities Exchange Act (the "CEA"). The Court declined to dismiss certain other CEA claims and declined to exercise jurisdiction over certain state and common law claims. All of the actions pending before this Court that were not the subject of the defendants’ motion to dismiss have been stayed.
Since April 2012, a number of additional U.S. dollar LIBOR putative class actions and individual actions have been filed in various courts. Defendants have moved to transfer each of these cases to the consolidated action pending in the Southern District of New York. To date, all but two of these actions have been transferred. The first is an individual action asserting federal and New York State antitrust law claims and RICO claims, based upon the defendant banks’ alleged upward manipulation of U.S. dollar LIBOR. The defendants’ response to the complaint is due in June 2013. The second case is an individual action brought by Freddie Mac in the United States District Court for the Eastern District of Virginia, seeking damages for antitrust violations and fraud for alleged U.S. dollar LIBOR manipulation.
In August 2012, a shareholder derivative action was filed in New York state court, purportedly on behalf of the Firm, against certain of the Firm’s current and former directors and officers for alleged breaches of their fiduciary duties in connection with the alleged manipulation of LIBOR. In April 2013, the court granted defendants’ motion to dismiss the action.
The Firm also has been named as a defendant in a purported class action filed in the United States District Court for the Southern District of New York which seeks to bring claims on behalf of plaintiffs who purchased or sold exchange-traded Euroyen futures and options contracts. In April 2013, the plaintiff filed a second amended complaint. Defendants’ response to that pleading is due in June 2013.
Madoff Litigation. JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, and J.P. Morgan Securities plc have been named as defendants in a lawsuit brought by the trustee (the “Trustee”) for the liquidation of Bernard L. Madoff Investment Securities LLC (“Madoff”). The Trustee has served an amended complaint in which he has asserted 28 causes of action against JPMorgan Chase, 20 of which seek to avoid certain transfers (direct or indirect) made to JPMorgan Chase that are alleged to have been preferential or fraudulent under the federal

Bankruptcy Code and the New York Debtor and Creditor Law. The remaining causes of action involve claims for, among other things, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, conversion, contribution and unjust enrichment in connection with Madoff’s Ponzi scheme. The complaint asserts common law claims that purport to seek approximately $19 billion in damages, together with bankruptcy law claims to recover approximately $425 million in transfers that JPMorgan Chase allegedly received directly or indirectly from Bernard Madoff’s brokerage firm. In October 2011, the United States District Court for the Southern District of New York granted JPMorgan Chase’s motion to dismiss the common law claims asserted by the Trustee, and returned the remaining claims to the Bankruptcy Court for further proceedings. The Trustee appealed this decision and oral argument on the appeal was held in November 2012. The Firm is awaiting the Court’s decision.
Separately, J.P. Morgan Trust Company (Cayman) Limited, JPMorgan (Suisse) SA, J.P. Morgan Securities plc, Bear Stearns Alternative Assets International Ltd., J.P. Morgan Clearing Corp., J.P. Morgan Bank Luxembourg SA, and J.P. Morgan Markets Limited (formerly Bear Stearns International Limited) were named as defendants in lawsuits filed in Bankruptcy Court in New York arising out of the liquidation proceedings of Fairfield Sentry Limited and Fairfield Sigma Limited (together, “Fairfield”), so-called Madoff feeder funds. These actions are based on theories of mistake and restitution, among other theories, and seek to recover payments made to defendants by the funds totaling approximately $155 million. Pursuant to an agreement with the Trustee, the liquidators of Fairfield have voluntarily dismissed their action against J.P. Morgan Securities plc without prejudice to refiling. The other actions remain outstanding. In addition, a purported class action was brought by investors in certain feeder funds against JPMorgan Chase in the United States District Court for the Southern District of New York, as was a motion by separate potential class plaintiffs to add claims against JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and J.P. Morgan Securities plc to an already pending purported class action in the same court. The allegations in these complaints largely track those raised by the Trustee. The Court dismissed these complaints and plaintiffs have appealed. Oral argument on the appeal was held in April 2013 and the Firm is awaiting the Court’s decision.
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

The Firm is also responding to various governmental investigations relating to Madoff, including by the Department of Justice and other regulators.
MF Global. JPMorgan Chase & Co. was named as one of several defendants in a number of putative class action lawsuits brought by former customers of MF Global in federal District Courts in New York, Illinois and Montana. The lawsuits were consolidated before the United States District Court for the Southern District of New York. The actions alleged, among other things, that the Firm aided and abetted MF Global’s alleged misuse of customer money and breaches of fiduciary duty and was unjustly enriched by the transfer of certain customer segregated funds by MF Global.
J.P. Morgan Securities LLC has been named as one of several defendants in a number of purported class actions filed by purchasers of MF Global’s publicly traded securities, including the securities issued pursuant to MF Global’s June 2010 secondary offering of common stock and February 2011 and August 2011 convertible note offerings. The actions have been consolidated before the United States District Court for the Southern District of New York. In August 2012, the lead plaintiffs filed an amended complaint which asserts violations of the Securities Act of 1933 against the underwriter defendants and alleges that the offering documents contained materially false and misleading statements and omissions regarding MF Global’s financial position, internal controls and risk management, as such topics relate to its exposure to European sovereign debt. Defendants moved to dismiss in October 2012. Those motions remain pending.
In June 2012, the Securities Investor Protection Act (“SIPA”) Trustee issued a Report of the Trustee’s Investigation and Recommendations, and stated that he was considering potential claims against the Firm with respect to certain transfers identified in the Report.
In March 2013, the Firm entered into a settlement agreement with the customer class plaintiffs and the SIPA Trustee, pursuant to which the Firm has agreed to pay a total of $107.5 million to resolve all claims that have been or could be asserted by the customer class and the SIPA Trustee against the Firm and any of its affiliates or employees. In addition, under the proposed settlement, the Firm has agreed to release certain liens and set-off rights it had retained in certain MF Global proprietary funds that were previously remitted to the SIPA Trustee, and to remit certain additional MF Global proprietary funds that the Firm held to secure potential obligations under certain agreements with MF Global and its U.K. affiliate. The settlement remains subject to approval by both the Bankruptcy Court and the District Court. A joint hearing to consider approval of the settlement by those Courts has been set for July 2013.
The Firm is also continuing to respond to inquiries from the CFTC, SEC and Bankruptcy Trustee concerning MF Global.

Mortgage-Backed Securities and Repurchase Litigation and Mortgage-Related Regulatory Investigations. JPMorgan Chase and affiliates, Bear Stearns and affiliates and Washington Mutual affiliates have been named as defendants in a number of cases in their various roles as issuer, originator or underwriter in MBS offerings. These cases include purported class action suits, actions by individual purchasers of securities or by trustees for the benefit of purchasers of securities, an action by the New York State Attorney General and actions by monoline insurance companies that guaranteed payments of principal and interest for particular tranches of securities offerings. Although the allegations vary by lawsuit, these cases generally allege that the offering documents for securities issued by numerous securitization trusts contained material misrepresentations and omissions, including with regard to the underwriting standards pursuant to which the underlying mortgage loans were issued, or assert that various representations or warranties relating to the loans were breached at the time of origination. There are currently pending and tolled investor claims involving approximately $170 billion of such securities. In addition, and as described below, there are pending and threatened claims by monoline insurers and by and on behalf of trustees that involve some of these and other securitizations.
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
In actions against the Firm solely as an underwriter of other issuers’ MBS offerings, the Firm has contractual rights to indemnification from the issuers. However, those indemnity rights may prove effectively unenforceable where the issuers are now defunct, such as in a pending case where the Firm has been named involving affiliates of IndyMac Bancorp. A settlement of a purported class action involving Thornburg Mortgage MBS offerings that was pending against the Firm has received final court approval. The Firm may also be contractually obligated to indemnify underwriters in certain deals it issued.

EMC Mortgage LLC (formerly EMC Mortgage Corporation) (“EMC”), an indirect subsidiary of JPMorgan Chase & Co., and certain other JPMorgan Chase entities currently are defendants in nine pending actions commenced by bond insurers that guaranteed payments of principal and interest on certain classes of 19 different MBS offerings. These actions are pending in federal and state courts in New York and are in various stages of litigation. Certain JPMorgan Chase entities, in their capacities as alleged successors in interest to Bear Stearns and EMC, have been named as defendants in a civil suit filed by the New York State Attorney General in New York state court in connection with Bear Stearns’ due diligence and quality control practices relating to MBS.
The Firm or its affiliates are defendants in actions brought by trustees or master servicers of various MBS trusts and others on behalf of the purchasers of securities issued by those trusts. The first action was commenced by Deutsche Bank National Trust Company, acting as trustee for various MBS trusts, against the Firm and the FDIC based on MBS issued by Washington Mutual Bank and its affiliates; that case is described in the Washington Mutual Litigations section below. The other actions are at various initial stages of litigation in the New York and Delaware state courts, including actions brought by MBS trustees, each specific to one or more MBS transactions, against EMC and/or JPMorgan Chase. These cases generally allege breaches of various representations and warranties regarding securitized loans and seek repurchase of those loans, as well as indemnification of attorneys’ fees and costs and other remedies.
There is no assurance that the Firm will not be named as a defendant in additional MBS-related litigation, and the Firm has entered into agreements with a number of entities that purchased such securities that toll applicable limitations periods with respect to their claims. In addition, the Firm has received several demands by securitization trustees that threaten litigation, as well as demands by investors directing or threatening to direct trustees to investigate claims or bring litigation, based on purported obligations to repurchase loans out of securitization trusts and alleged servicing deficiencies. These include but are not limited to a demand from a law firm, as counsel to a group of purchasers of MBS that purport to have 25% or more of the voting rights in as many as 191 different trusts sponsored by the Firm or its affiliates with an original principal balance of more than $174 billion (excluding 52 trusts sponsored by Washington Mutual, with an original principal balance of more than $58 billion), made to various trustees to investigate potential repurchase and servicing claims. Further, there have been repurchase and servicing claims made in litigation against trustees not affiliated with the Firm, but involving trusts that the Firm sponsored.

In April 2012, the New York state court granted the Firm’s motion to dismiss a shareholder complaint against the Firm and two affiliates, members of the boards of directors thereof and certain employees, asserting claims based on alleged wrongful actions and inactions relating to residential mortgage originations and securitizations. In February 2013, the court’s order was affirmed on appeal, and plaintiff thereafter filed a motion for leave to appeal to the Court of Appeals. A second shareholder complaint has been filed in New York state court against current and former members of the Firm’s Board of Directors and the Firm, as nominal defendant, alleging that the Board allowed the Firm to engage in wrongful conduct regarding the sale of residential MBS and failed to implement adequate internal controls to prevent such wrongdoing.
In addition to the above-described litigation, the Firm has also received, and responded to, a number of subpoenas and informal requests for information from federal and state authorities concerning mortgage-related matters, including inquiries concerning a number of transactions involving the Firm and its affiliates’ origination and purchase of whole loans, underwriting, issuance and trading of MBS, treatment of early payment defaults, potential breaches of securitization representations and warranties, reserves and due diligence in connection with securitizations. The Firm continues to respond to other MBS-related regulatory inquiries.
Mortgage Foreclosure-Related Investigations and Litigation. The Attorneys General of Massachusetts and New York have separately filed lawsuits against the Firm, other servicers and a mortgage recording company asserting claims for various alleged wrongdoings relating to mortgage assignments and use of the industry’s electronic mortgage registry. The court granted in part and denied in part the defendants’ motion to dismiss the Massachusetts action and the Firm has moved to dismiss the New York action.
The Firm is named as a defendant in three purported class action lawsuits relating to its mortgage foreclosure procedures. Two of the actions are in the discovery phase and in the remaining action, the court granted in part the Firm’s motion to dismiss, and denied plaintiffs’ motion for class certification.
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

The United States Attorney’s Office for the Southern District of New York is conducting an investigation concerning the Firm’s compliance with the requirements of the Federal Housing Administration’s Direct Endorsement Program. The Firm is cooperating in that investigation.
On January 7, 2013, the Firm announced that it and a number of other financial institutions entered into a settlement agreement with the OCC and the Federal Reserve providing for the termination of the Independent Foreclosure Review programs that had been required under the Consent Orders with such banking regulators relating to each bank’s residential mortgage servicing, foreclosure and loss-mitigation activities. Under this settlement, the Firm will make a cash payment of approximately $750 million into a settlement fund for distribution to qualified borrowers. The Firm has also committed an additional $1.2 billion to foreclosure prevention actions under the settlement, which will be fulfilled through credits given to the Firm for modifications, short sales and other types of borrower relief.
Municipal Derivatives Investigations and Litigation. Purported class action lawsuits and individual actions were filed against JPMorgan Chase and Bear Stearns, as well as numerous other providers and brokers, alleging antitrust violations in the market for financial instruments related to municipal bond offerings referred to collectively as “municipal derivatives.” In July 2011, the Firm settled with federal and state governmental agencies to resolve their investigations into similar alleged conduct. The municipal derivatives actions were consolidated and/or coordinated in the United States District Court for the Southern District of New York. In December 2012, the District Court granted final approval of a settlement with the Firm calling for payment by the Firm of approximately $43 million. Certain class members opted out of the settlement, including 27 plaintiffs named in individual actions already pending against JPMorgan.
In addition, civil actions have been commenced against the Firm relating to certain Jefferson County, Alabama (the “County”) warrant underwritings and swap transactions. In November 2009, J.P. Morgan Securities LLC settled with the SEC to resolve its investigation into those transactions. Following that settlement, the County filed an action against the Firm and several other defendants in Alabama state court. An action on behalf of a purported class of sewer rate payers has also been filed in Alabama state court. The suits allege that the Firm made payments to certain third parties in exchange for being chosen to underwrite more than $3 billion in warrants issued by the County and to act as the counterparty for certain swaps executed by the County. The complaints also allege that the Firm concealed these third-party payments and that, but for this concealment, the County would not have entered into the transactions. The Court denied the Firm’s motions to dismiss the complaints in both proceedings. In November and December 2011, the County filed notices of bankruptcy with the trial court in each of the cases and with the Alabama Supreme Court stating that it was a Chapter 9

Debtor in the U.S. Bankruptcy Court for the Northern District of Alabama. Subsequently, the portion of the sewer rate payer action involving claims against the Firm was removed by certain defendants to the United States District Court for the Northern District of Alabama. In its order finding that removal of this action was proper, the District Court referred the action to the District’s Bankruptcy Court, where the action remains pending. Limited discovery has taken place in the County’s action and additional discovery may take place in 2013.
In September 2012, another group of sewer ratepayers from the County initiated an adversary proceeding and filed a purported class action complaint alleging that certain warrants were issued unlawfully and were thus null and void and seeking $1.6 billion in damages from the Firm and other defendants involved in the Jefferson County financing transactions. The Firm, along with a number of other defendants, moved to dismiss the complaint in November 2012. Plaintiffs subsequently agreed to dismiss their tort claims seeking damages and are solely pursuing their claims relating to the validity of the warrants. At a hearing on the motions to dismiss, the Bankruptcy Court gave the plaintiffs leave to replead their claims. Plaintiffs filed a second amended complaint in April 2013, which names only Jefferson County and the indenture trustee as defendants and does not name the Firm as a defendant, and thus no longer seeks affirmative damages from the Firm. Plaintiffs do still seek a declaration that certain warrants are null and void. Motions to dismiss the second amended complaint were filed in April 2013, and remain pending.
Two insurance companies that guaranteed the payment of principal and interest on warrants issued by the County have filed separate actions against the Firm in New York state court. Their complaints assert that the Firm fraudulently misled them into issuing insurance based upon substantially the same alleged conduct described above and other alleged non-disclosures. One insurer claims that it insured an aggregate principal amount of nearly $1.2 billion and seeks unspecified damages in excess of $400 million as well as unspecified punitive damages. The other insurer claims that it insured an aggregate principal amount of more than $378 million and seeks recovery of $4 million allegedly paid under the policies to date as well as any future payments and unspecified punitive damages. In December 2010, the court denied the Firm’s motions to dismiss each of the complaints. The Firm filed a cross-claim and a third party claim against the County for indemnity and contribution. The County moved to dismiss, which the court denied in August 2011. In consequence of its November 2011 bankruptcy filing, the County has asserted that these actions are stayed. In February 2012, one of the insurers filed a motion for a declaration that its action is not stayed as against the Firm or, in the alternative, for an order lifting the stay as against the Firm. In April 2013, the Bankruptcy Court denied the insurer’s motion and ruled that the insurer’s action is stayed against the Firm and that cause does not exist to lift the stay.

Option Adjustable Rate Mortgage Litigation. The Firm is defending one purported and three certified class actions, all pending in federal courts in California, which assert that several JPMorgan Chase entities violated the federal Truth in Lending Act and state unfair business practice statutes in failing to provide adequate disclosures in Option Adjustable Rate Mortgage (“ARM”) loans regarding the resetting of introductory interest rates and that negative amortization was certain to occur if a borrower made the minimum monthly payment. With respect to the former Washington Mutual and Bear Stearns defendants who purchased Option ARM loans from third-party originators, plaintiffs allege that those entities aided and abetted the original lenders’ alleged violations. Classes have been certified in three of the actions. In two of the certified class actions, the Firm has moved for decertification of the class and for summary judgment.
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
Securities Lending Litigation. JPMorgan Chase Bank, N.A. was named as a defendant in a putative class action pending in the United States District Court for the Southern District of New York brought by participants in the Firm’s securities lending business. The action relates to investments of approximately $500 million in Lehman Brothers medium-term notes. The Court granted the Firm’s motion to dismiss all claims in April 2012. The plaintiff filed a third amended complaint, which the Firm also moved to dismiss. In March 2013, the Court denied the motion to dismiss and scheduled a trial to begin January 2014.

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

The Firm has established reserves for several hundred of its currently outstanding legal proceedings. The Firm accrues for potential liability arising from such proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downwards, as appropriate, based on management’s best judgment after consultation with counsel. During the three months ended March 31, 2013 and 2012, the Firm incurred $0.3 billion and $2.7 billion, respectively, of litigation expense. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 24 – Business segments
The Firm is managed on a line of business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on page 15 of this Form 10-Q, and pages 78–79 and Note 33 on pages 326–329 of JPMorgan Chase’s 2012 Annual Report.

Segment results
The following tables provide a summary of the Firm’s segment results for the three months ended March 31, 2013 and 2012, on a managed basis. Total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a fully taxable-equivalent (“FTE”) basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit).
Effective January 1, 2013, the Firm further refined the capital allocation framework to align it with the revised line of business structure that became effective in the fourth quarter of 2012. The increase in equity levels for the lines of businesses is largely driven by the most current regulatory guidance on Basel III requirements (including the NPR), principally for CIB and CIO, and by anticipated business growth.

Segment results and reconciliation(a)
As of or for the three months ended March 31, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset Management
	2013	2012	2013	2012	2013	2012	2013	2012
Noninterest revenue	$4,406	$4,975	$7,357	$6,488	$535	$557	$2,094	$1,887
Net interest income	7,209	7,388	2,783	2,850	1,138	1,100	559	483
Total net revenue	11,615	12,363	10,140	9,338	1,673	1,657	2,653	2,370
Provision for credit losses	549	642	11	(3)	39	77	21	19
Noninterest expense	6,790	7,038	6,111	6,211	644	598	1,876	1,729
Income/(loss) before income tax expense/(benefit)	4,276	4,683	4,018	3,130	990	982	756	622
Income tax expense/(benefit)	1,690	1,747	1,408	1,097	394	391	269	236
Net income/(loss)	$2,586	$2,936	$2,610	$2,033	$596	$591	$487	$386
Average common equity	$46,000	$43,000	$56,500	$47,500	$13,500	$9,500	$9,000	$7,000
Total assets (period-end)	458,902	469,084	872,259	879,691	184,689	161,741	109,734	96,385
Return on common equity	23%	27%	19%	17%	18%	25%	22%	22%
Overhead ratio	58	57	60	67	38	36	71	73

As of or for the three months ended March 31, (in millions, except ratios)	Corporate/Private Equity		Reconciling Items(b)		Total
	2013	2012	2013	2012	2013	2012
Noninterest revenue	$361	$1,013	$(564)	$(534)	$14,189	$14,386
Net interest income	(594)	16	(162)	(171)	10,933	11,666
Total net revenue	(233)	1,029	(726)	(705)	25,122	26,052
Provision for credit losses	(3)	(9)	—	—	617	726
Noninterest expense	2	2,769	—	—	15,423	18,345
Income/(loss) before income tax expense/(benefit)	(232)	(1,731)	(726)	(705)	9,082	6,981
Income tax expense/(benefit)	(482)	(709)	(726)	(705)	2,553	2,057
Net income/(loss)	$250	$(1,022)	$—	$—	$6,529	$4,924
Average common equity	$69,733	$70,711	$—	$—	$194,733	$177,711
Total assets	763,765	713,263	NA	NA	2,389,349	2,320,164
Return on average common equity	NM	NM	NM	NM	13%	11%
Overhead ratio	NM	NM	NM	NM	61	70

(a)
Managed basis starts with the reported U.S. GAAP results and includes certain reclassifications as discussed below that do not have any impact on net income as reported by the lines of business or by the Firm as a whole.

(b)
Segment managed results reflect revenue on a FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These FTE adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
JPMorgan Chase & Co.:
We have reviewed the consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of March 31, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the three-month periods ended March 31, 2013 and March 31, 2012, included in the Firm’s Quarterly Report on Form 10-Q for the period ended March 31, 2013. These interim financial statements are the responsibility of the Firm’s management.
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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated balance sheet information as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

May 8, 2013

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended March 31, 2013				Three months ended March 31, 2012
	Average balance	Interest(d)	Rate (annualized)		Average balance	Interest(d)	Rate (annualized)
Assets
Deposits with banks	$156,988	$163	0.42%		$110,817	$152	0.55%
Federal funds sold and securities purchased under resale agreements	231,421	514	0.90		230,444	651	1.14
Securities borrowed(a)	120,337	(6)	(0.02)		133,080	37	0.11
Trading assets – debt instruments	250,502	2,297	3.72		228,397	2,441	4.30
Securities	368,673	1,987	2.19	(e)	369,273	2,382	2.60	(e)
Loans	725,124	8,554	4.78		715,553	9,139	5.14
Other assets(b)	43,039	80	0.75		33,949	70	0.83
Total interest-earning assets	1,896,084	13,589	2.91		1,821,513	14,872	3.28
Allowance for loan losses	(21,860)				(27,574)
Cash and due from banks	46,830				45,483
Trading assets – equity instruments	120,192				126,938
Trading assets – derivative receivables	74,918				90,446
Goodwill	48,168				48,218
Other intangible assets:
Mortgage servicing rights	8,146				7,231
Purchased credit card relationships	268				568
Other intangibles	1,894				2,569
Other assets	147,390				143,484
Total assets	$2,322,030				$2,258,876
Liabilities
Interest-bearing deposits	$787,870	$545	0.28%		$759,084	$722	0.38%
Federal funds purchased and securities loaned or sold under repurchase agreements	250,827	167	0.27		233,415	88	0.15
Commercial paper	53,084	26	0.20		48,359	19	0.15
Trading liabilities – debt, short-term and other liabilities(c)	184,824	327	0.72		199,588	302	0.61
Beneficial interests issued by consolidated VIEs	60,341	134	0.90		65,360	182	1.12
Long-term debt	254,326	1,295	2.06		255,246	1,722	2.71
Total interest-bearing liabilities	1,591,272	2,494	0.64		1,561,052	3,035	0.78
Noninterest-bearing deposits	355,913				339,398
Trading liabilities – equity instruments	13,203				14,060
Trading liabilities – derivative payables	68,683				76,069
All other liabilities, including the allowance for lending-related commitments	88,618				82,786
Total liabilities	2,117,689				2,073,365
Stockholders’ equity
Preferred stock	9,608				7,800
Common stockholders’ equity	194,733				177,711
Total stockholders’ equity	204,341				185,511
Total liabilities and stockholders’ equity	$2,322,030				$2,258,876
Interest rate spread			2.27%				2.50%
Net interest income and net yield on interest-earning assets		$11,095	2.37%			$11,837	2.61%

(a)
Negative interest income and yield for the three months ended March 31, 2013, is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; the offset of this matched book activity is reflected as lower net interest expense reported within trading liabilities - debt, short-term and other liabilities.

(b)	Includes margin loans.

(c)	Includes brokerage customer payables.

(d)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(e)
For the three months ended March 31, 2013 and 2012, the annualized rates for AFS securities, based on amortized cost, were 2.25% and 2.65%, respectively; this does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

GLOSSARY OF TERMS
Allowance for loan losses to total loans: Represents period-end allowance for loan losses divided by retained loans.
Beneficial interests issued by consolidated VIEs: Represents the interest of third-party holders of debt, equity securities, or other obligations, issued by VIEs that JPMorgan Chase consolidates.
Benefit obligation: Refers to the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for OPEB plans.
Contractual credit card charge-off: In accordance with the Federal Financial Institutions Examination Council policy, credit card loans are charged off at the earlier of: (i) the end of the month in which the account becomes 180 days past due or (ii) within 60 days from receiving notification about a specific event (e.g., bankruptcy of the borrower).
Credit derivatives: Financial instruments whose value is derived from the credit risk associated with the debt of a third party issuer (the reference entity) which allow one party (the protection purchaser) to transfer that risk to another party (the protection seller). Upon the occurrence of a credit event, which may include, among other events, the bankruptcy or failure to pay by, or certain restructurings of the debt of the reference entity, neither party has recourse to the reference entity. The protection purchaser has recourse to the protection seller for the difference between the face value of the CDS contract and the fair value at the time of settling the credit derivative contract. The determination as to whether a credit event has occurred is generally made by the relevant International Swaps and Derivatives Association (“ISDA”) Determinations Committee.
Credit cycle: A period of time over which credit quality improves, deteriorates and then improves again (or vice versa). The duration of a credit cycle can vary from a couple of years to several years.
CUSIP number: A CUSIP (i.e., Committee on Uniform Securities Identification Procedures) number consists of nine characters (including letters and numbers) that uniquely identify a company or issuer and the type of security and is assigned by the American Bankers Association and operated by Standard & Poor’s. This system facilitates the clearing and settlement process of securities. A similar system is used to identify non- U.S. securities (CUSIP International Numbering System).
Exchange traded derivatives: Derivative contracts that are executed on an exchange and settled via a central clearing house.
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
Group of Seven (“G7”) nations: Countries in the G7 are Canada, France, Germany, Italy, Japan, the United Kingdom and the United States.
G7 government bonds: Bonds issued by the government of one of countries in the G7 nations.
Headcount-related expense: Includes salary and benefits (excluding performance-based incentives), and other noncompensation costs related to employees.
Home equity - senior lien: Represents loans and commitments where JP Morgan Chase holds the first security interest on the property.
Home equity - junior lien: Represents loans and commitments where JP Morgan Chase holds a security interest that is subordinate in rank to other liens.
Interchange income: A fee paid to a credit card issuer in the clearing and settlement of a sales or cash advance transaction.
Investment-grade: An indication of credit quality based on JPMorgan Chase’s internal risk assessment system. “Investment grade” generally represents a risk profile similar to a rating of a “BBB-”/“Baa3” or better, as defined by S&P and Moody’s.
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

Managed basis: A non-GAAP presentation of financial results that includes reclassifications to present revenue on a fully taxable-equivalent basis. Management uses this non- GAAP financial measure at the segment level, because it believes this provides information to enable investors to understand the underlying operational performance and trends of the particular business segment and facilitates a comparison of the business segment with the performance of competitors.
Master netting agreement: An agreement between two counterparties who have multiple contracts with each other that provides for the net settlement of all contracts, as well as cash collateral, through a single payment, in a single currency, in the event of default on or termination of any one contract.
Mortgage product types:
Alt-A
Alt-A loans are generally higher in credit quality than subprime loans but have characteristics that would disqualify the borrower from a traditional prime loan. Alt-A lending characteristics may include one or more of the following: (i) limited documentation; (ii) a high combined loan-to-value (“CLTV”) ratio; (iii) loans secured by non-owner occupied properties; or (iv) a debt-to-income ratio above normal limits. A substantial proportion of the Firm’s Alt-A loans are those where a borrower does not provide complete documentation of his or her assets or the amount or source of his or her income.
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

Subprime
Subprime loans are loans to customers with one or more high risk characteristics, including but not limited to: (i) unreliable or poor payment histories; (ii) a high LTV ratio of greater than 80% (without borrower-paid mortgage insurance); (iii) a high debt-to-income ratio; (iv) an occupancy type for the loan is other than the borrower’s primary residence; or (v) a history of delinquencies or late payments on the loan.
NA: Data is not applicable or available for the period
presented.
Net charge-off rate: Represents net charge-offs (annualized) divided by average retained loans for the reporting period.
Net yield on interest-earning assets: The average rate for interest-earning assets less the average rate paid for all sources of funds.
NM: Not meaningful.
Over the counter derivatives (“OTC”): Derivative contracts that are negotiated, executed and settled bilaterally between two derivative counterparties, where one or both counterparties is a derivatives dealer.
Over the counter cleared derivatives (“OTC cleared”): Derivative contracts that are negotiated and executed bilaterally, but subsequently settled via a central clearing house, such that each derivative counterparty is only exposed to the default of that clearing house.
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
Purchased credit-impaired (“PCI”) loans: Represents loans that were acquired in the Washington Mutual transaction and deemed to be credit-impaired on the acquisition date in accordance with U.S. GAAP. The guidance allows purchasers to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics (e.g., product type, LTV ratios, FICO scores, past due status, geographic location). A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.
Real assets: Real assets include investments in productive assets such as agriculture, energy rights, mining and timber properties and exclude raw land to be developed for real estate purposes.
Receivables from customers: Primarily represents margin loans to prime and retail brokerage customers which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets for the wholesale lines of business.
Reported basis: Financial statements prepared under U.S. GAAP, which excludes the impact of taxable-equivalent adjustments.
Retained loans: Loans that are held-for-investment (i.e. excludes loans held-for-sale and loans at fair value).
Risk-weighted assets (“RWA”): Risk-weighted assets consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the estimated credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for market risk related to applicable trading assets-debt and equity instruments, and foreign exchange and commodity derivatives. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.

Short sale: A short sale is a sale of real estate in which proceeds from selling the underlying property are less than the amount owed the Firm under the terms of the related mortgage and the related lien is released upon receipt of such proceeds.
Taxable-equivalent basis: In presenting managed results, the total net revenue for each of the business segments and the Firm is presented on a tax-equivalent basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
Trade-date and settlement-date: For financial instruments, the date that an order to purchase, sell or otherwise acquire an instrument is executed in the market. The trade-date may differ from the settlement-date, which is the date on which the actual transfer of a financial instrument between two parties is executed. The amount of time that passes between the trade-date and the settlement-date differs depending on the financial instrument. For repurchases under the common equity repurchase program, except where the trade-date is specified, the amounts disclosed are presented on a settlement-date basis. In the Capital Management section on pages 42–47, of this Form 10-Q, and where otherwise specified, repurchases under the common equity repurchase program are presented on a trade-date basis because the trade-date is used to calculate the Firm’s regulatory capital.
Troubled debt restructuring (“TDR”): A TDR is deemed to occur when the Firm modifies the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty.
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
Washington Mutual transaction: On September 25, 2008, JPMorgan Chase acquired certain of the assets of the banking operations of Washington Mutual Bank (“Washington Mutual”) from the FDIC.

LINE OF BUSINESS METRICS
CONSUMER & COMMUNITY BANKING (“CCB”)
Active mobile customers - Users of all mobile platforms, which include: SMS, mobile smartphone and tablet, who have been active in the past 90 days.
Consumer & Business Banking (“CBB”)
Description of selected business metrics within CBB:
Client investment managed accounts - Assets actively managed by Chase Wealth Management on behalf of clients. The percentage of managed accounts is calculated by dividing managed account assets by total client investment assets.
Client advisors - Investment product specialists, including private client advisors, financial advisors, financial advisor associates, senior financial advisors, independent financial advisors and financial advisor associate trainees, who advise clients on investment options, including annuities, mutual funds, stock trading services, etc., sold by the Firm or by third-party vendors through retail branches, Chase Private Client branches and other channels.
Personal bankers - Retail branch office personnel who acquire, retain and expand new and existing customer relationships by assessing customer needs and recommending and selling appropriate banking products and services.
Sales specialists - Retail branch office and field personnel, including business bankers, relationship managers and loan officers, who specialize in marketing and sales of various business banking products (i.e., business loans, letters of credit, deposit accounts, Chase Paymentech, etc.) and mortgage products to existing and new clients.
Deposit margin/deposit spread - Represents net interest income expressed as a percentage of average deposits.
Chase LiquidSM cards - Refers to a prepaid, reloadable card product.
Mortgage Banking
Mortgage Production and Mortgage Servicing revenue comprises the following:
Net production revenue includes net gains or losses on originations and sales of prime and subprime mortgage loans, other production-related fees and losses related to the repurchase of previously-sold loans.
Net mortgage servicing revenue includes the following components:
a) Operating revenue comprises:

•	Gross income earned from servicing third-party mortgage loans including stated service fees, excess service fees and other ancillary fees; and

•	Modeled MSR asset amortization (or time decay).
b) Risk management comprises:

•	Changes in MSR asset fair value due to market-based inputs such as interest rates, as well as updates to assumptions used in the MSR valuation model; and

•	Changes in the fair value of derivative instruments used to offset the impact of changes in interest rates to the MSR valuation model.
Mortgage origination channels comprise the following:
Retail - Borrowers who buy or refinance a home through direct contact with a mortgage banker employed by the Firm using a branch office, the Internet or by phone. Borrowers are frequently referred to a mortgage banker by a banker in a Chase branch, real estate brokers, home builders or other third parties.
Wholesale - Third-party mortgage brokers refer loan application packages to the Firm. The Firm then underwrites and funds the loan. Brokers are independent loan originators that specialize in counseling applicants on available home financing options, but do not provide funding for loans. Chase materially eliminated broker-originated loans in 2008, with the exception of a small number of loans guaranteed by the U.S. Department of
Agriculture under its Section 502 Guaranteed Loan program that serves low-and-moderate income families in small rural communities.
Correspondent - Banks, thrifts, other mortgage banks and other financial institutions that sell closed loans to the Firm.
Correspondent negotiated transactions (“CNTs”) - Mid- to large-sized mortgage lenders, banks and bank-owned mortgage companies sell servicing to the Firm on an as originated basis (excluding sales of bulk servicing transactions). These transactions supplement traditional production channels and provide growth opportunities in the servicing portfolio in periods of stable and rising interest rates.
Card, Merchant Services & Auto (“Card”)
Description of selected business metrics within Card:
Card Services includes the Credit Card and Merchant Services businesses.
Merchant Services (Chase Paymentech Solutions) is a business that processes transactions for merchants.
Total transactions - Number of transactions and authorizations processed for merchants.
Commercial Card provides a wide range of payment services to corporate and public sector clients worldwide through the commercial card products. Services include procurement, corporate travel and entertainment, expense management services, and business-to-business payment solutions.
Sales volume - Dollar amount of cardmember purchases, net of returns.
Open accounts - Cardmember accounts with charging privileges.
Auto origination volume - Dollar amount of auto loans and leases originated.

CORPORATE & INVESTMENT BANK (“CIB”)
Definition of selected CIB revenue:
Investment banking fees include advisory, equity underwriting, bond underwriting and loan syndication fees.
Treasury Services includes both transaction services and trade finance. Transaction services offers a broad range of products and services that enable clients to manage payments and receipts, as well as invest and manage funds. Products include U.S. dollar and multi-currency clearing, ACH, lockbox, disbursement and reconciliation services, check deposits, and currency related services. Trade finance enables the management of cross-border trade for bank and corporate clients. Products include loans tied directly to goods crossing borders, export/import loans, commercial letters of credit, standby letters of credit, and supply chain finance.
Lending includes net interest income, fees, gains or losses on loan sale activity, gains or losses on securities received as part of a loan restructuring, and the risk management results related to the credit portfolio (excluding trade finance).
Fixed Income Markets primarily include revenue related to market-making across global fixed income markets, including foreign exchange, interest rate, credit and commodities markets. The results of the synthetic credit portfolio that was transferred from the Chief Investment Office effective July 2, 2012 are reported in this caption.
Equity Markets primarily include revenue related to market-making across global equity products, including cash instruments, derivatives, convertibles and Prime Services.
Securities Services includes primarily custody, fund accounting and administration, and securities lending products sold principally to asset managers, insurance companies and public and private investment funds. Also includes clearance, collateral management & depositary receipts business which provides broker-dealer clearing and custody services, including tri-party repo transactions, collateral management products, and depositary bank services for American and global depositary receipt programs.
Credit Adjustments & Other primarily includes credit portfolio credit valuation adjustments (“CVA”) net of associated hedging activities; debit valuation adjustments
(“DVA”) on structured notes and derivative liabilities; and nonperforming derivative receivable results.
Description of certain business metrics:
Client deposits & other third-party liability balances pertain to the Treasury Services and Securities Services businesses, and include deposits, as well as deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements) as part of the Firm’s client cash management program.

Assets under custody (“AUC”) represents activities associated with the safekeeping and servicing of assets on which Securities Services earns fees.
COMMERCIAL BANKING (“CB”)
CB Client Segments:
Middle Market Banking covers corporate, municipal, financial institution and nonprofit clients, with annual revenue generally ranging between $20 million and $500 million.
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
Treasury services includes revenue from a broad range of products and services (as defined by Treasury Services revenue in the CIB description of revenue) that enable CB clients to manage payments and receipts, as well as invest and manage funds.
Investment banking includes revenue from a range of products providing CB clients with sophisticated capital-raising alternatives, as well as balance sheet and risk management tools through advisory, equity and bond underwriting, and loan syndications. Revenue from Fixed income and Equity market products (as defined by Fixed Income Markets and Equity Markets revenue in the CIB description of revenue) available to CB clients is also included. Investment banking revenue, gross, represents total revenue related to investment banking products sold to CB clients.
Other product revenue primarily includes tax-equivalent adjustments generated from Community Development Banking activity and certain income derived from principal transactions.

Description of selected business metrics within CB:
Client deposits and other third-party liability balances include deposits, as well as deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements) as part of the Firm’s client cash management program.
ASSET MANAGEMENT (“AM”)
Assets under management - Represent assets actively managed by AM on behalf of its Private Banking, Institutional and Retail clients. Includes “committed capital not called,” on which AM earns fees.
Assets under supervision - Represent assets under management, as well as custody, brokerage, administration and deposit accounts.
Multi-asset - Any fund or account that allocates assets under management to more than one asset class (e.g., long-term fixed income, equity, cash, real assets, private equity or hedge funds).
Alternative assets - The following types of assets constitute alternative investments - hedge funds, currency, real estate and private equity.
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
Institutional brings comprehensive global investment services – including asset management, pension analytics, asset-liability management and active risk-budgeting strategies – to corporate and public institutions, endowments, foundations, nonprofit organizations and governments worldwide.
Retail provides worldwide investment management services and retirement planning and administration, through financial intermediaries and direct distribution of a full range of investment products.
Pretax margin: Represents income before income tax expense divided by total net revenue, which is, in management’s view, a comprehensive measure of pretax performance derived by measuring earnings after all costs are taken into consideration. It is, therefore, another basis that management uses to evaluate the performance of AM against the performance of their respective competitors.

Item 3    Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of Management’s discussion and analysis on pages 77–80 of this Form 10-Q and pages 163–169 of JPMorgan Chase’s 2012 Annual Report.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal controls in the future. For further information, see “Management’s report on internal control over financial reporting” on page 186 of JPMorgan Chase’s 2012 Annual Report. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Part II Other Information
Item 1    Legal Proceedings
For information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in the Firm’s 2012 Annual Report on Form 10-K, see the discussion of the Firm’s material litigation in Note 23 on pages 170–179 of this Form 10-Q.
Item 1A    Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors on pages 8–21 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2012; and Forward-Looking Statements on page 89 of this Form 10-Q.
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2013, shares of common stock of JPMorgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, as follows: (i) on January 17, 2013, 23,787 shares were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors; and (ii) on January 22, 2013, 16,866 shares were issued to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan.
Repurchases under the common equity repurchase program
On March 13, 2012, the Board of Directors authorized a $15.0 billion common equity (i.e., common stock and warrants) repurchase program. During the three months ended March 31, 2013 and 2012, the Firm repurchased (on a trade-date basis) an aggregate of 54 million and 4 million shares, respectively, of common stock for

$2.6 billion and $190 million, respectively. The Firm did not repurchase any warrants during the three months ended March 31, 2013 and 2012. As of March 31, 2013, $10.8 billion (on a trade-date basis)of authorized repurchase capacity remained under the program.
The Firm is authorized to repurchase up to $6 billion of common equity between April 1, 2013 and March 31, 2014. Such repurchases will be done pursuant to the $15.0 billion common equity repurchase program.
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
The authorization to repurchase common equity will be utilized at management’s discretion, and the timing of purchases and the exact amount of common equity that may be repurchased is subject to various factors, including market conditions; legal and regulatory considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time. For a discussion of restrictions on equity repurchases, see Note 22 on page 300 of JPMorgan Chase’s 2012 Annual Report.

Shares repurchased pursuant to the common equity repurchase program during the three months ended March 31, 2013 were as follows.

	Common stock		Warrants
Three months ended March 31, 2013	Total shares of common stock repurchased	Average price paid per share of common stock(a)	Total warrants repurchased	Average price paid per warrant(a)	Aggregate repurchases of common equity (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(b)
January	13,728,286	$45.85	—	$—	$629	$12,803
February	17,007,406	48.44	—	—	824	11,979
March	22,800,693	49.35	—	—	1,125	10,854
First quarter	53,536,385	$48.16	—	$—	$2,578	$10,854

(a)	Excludes commissions cost.

(b)	The amount authorized by the Board of Directors excludes commissions cost.
Repurchases under the stock-based incentive plans
Participants in the Firm’s stock-based incentive plans may have shares of common stock withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s repurchase program. During the three months ended March 31, 2013, there were no shares repurchased pursuant to these plans.

Item 3    Defaults Upon Senior Securities
None.
Item 4    Mine Safety Disclosure
Not applicable.

Item 5	Other Information
None.

Item 6    Exhibits

15	Letter re: Unaudited Interim Financial Information(a)
31.1	Certification(a)
31.2	Certification(a)
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(b)
101.INS XBRL	Instance Document(a)(c)
101.SCH XBRL	Taxonomy Extension Schema Document(a)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document(a)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document(a)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document(a)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document(a)

(a)	Filed herewith.

(b)
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three months ended March 31, 2013 and 2012, (ii) the Consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2013 and 2012, (iii) the Consolidated balance sheets (unaudited) as of March 31, 2013, and December 31, 2012, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three months ended March 31, 2013 and 2012, (v) the Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Mark W. O'Donovan
Mark W. O'Donovan
Managing Director and Corporate Controller
(Principal Accounting Officer)

Date:	May 8, 2013

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

15	Letter re: Unaudited Interim Financial Information

31.1	Certification

31.2	Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.