Form 10-Q
period 2013-06-30
JPMORGAN CHASE & CO
filed 2013-08-07
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended	Commission file
June 30, 2013	number 1-5805

JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

Number of shares of common stock outstanding as of July 31, 2013: 3,764,198,009

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights

(unaudited) As of or for the period ended,						Six months ended June 30,
(in millions, except per share, ratio and headcount data)	2Q13	1Q13	4Q12	3Q12	2Q12	2013	2012
Selected income statement data
Total net revenue	$25,211	$25,122	$23,653	$25,146	$22,180	$50,333	$48,232
Total noninterest expense	15,866	15,423	16,047	15,371	14,966	31,289	33,311
Pre-provision profit	9,345	9,699	7,606	9,775	7,214	19,044	14,921
Provision for credit losses	47	617	656	1,789	214	664	940
Income before income tax expense	9,298	9,082	6,950	7,986	7,000	18,380	13,981
Income tax expense	2,802	2,553	1,258	2,278	2,040	5,355	4,097
Net income	$6,496	$6,529	$5,692	$5,708	$4,960	$13,025	$9,884
Per common share data
Net income per share: Basic	$1.61	$1.61	$1.40	$1.41	$1.22	$3.22	$2.41
Diluted	1.60	1.59	1.39	1.40	1.21	3.19	2.41
Cash dividends declared per share(a)	0.38	0.30	0.30	0.30	0.30	0.68	0.60
Book value per share	52.48	52.02	51.27	50.17	48.40	52.48	48.40
Tangible book value per share(b)	39.97	39.54	38.75	37.53	35.71	39.97	35.71
Common shares outstanding
Average: Basic	3,782.4	3,818.2	3,806.7	3,803.3	3,808.9	3,800.3	3,813.9
Diluted	3,814.3	3,847.0	3,820.9	3,813.9	3,820.5	3,830.6	3,827.0
Common shares at period-end	3,769.0	3,789.8	3,804.0	3,799.6	3,796.8	3,769.0	3,796.8
Share price(c)
High	$55.90	$51.00	$44.54	$42.09	$46.35	$55.90	$46.49
Low	46.05	44.20	38.83	33.10	30.83	44.20	30.83
Close	52.79	47.46	43.97	40.48	35.73	52.79	35.73
Market capitalization	198,966	179,863	167,260	153,806	135,661	198,966	135,661
Selected ratios
Return on common equity (“ROE”)	13%	13%	11%	12%	11%	13%	11%
Return on tangible common equity (“ROTCE”)(b)	17	17	15	16	15	17	15
Return on assets (“ROA”)	1.09	1.14	0.98	1.01	0.88	1.11	0.88
Return on risk-weighted assets(d)(e)	1.85	1.88	1.76	1.74	1.52	1.86	1.55
Overhead ratio	63	61	68	61	67	62	69
Deposits-to-loans ratio	166	165	163	158	153	166	153
Tier 1 capital ratio(e)	11.6	11.6	12.6	11.9	11.3	11.6	11.3
Total capital ratio(e)	14.1	14.1	15.3	14.7	14.0	14.1	14.0
Tier 1 leverage ratio	7.0	7.3	7.1	7.1	6.7	7.0	6.7
Tier 1 common capital ratio(e)(f)	10.4	10.2	11.0	10.4	9.9	10.4	9.9
Selected balance sheet data (period-end)
Trading assets	$401,470	$430,991	$450,028	$447,053	$417,324	$401,470	$417,324
Securities	354,725	365,744	371,152	365,901	354,595	354,725	354,595
Loans	725,586	728,886	733,796	721,947	727,571	725,586	727,571
Total assets	2,439,494	2,389,349	2,359,141	2,321,284	2,290,146	2,439,494	2,290,146
Deposits	1,202,950	1,202,507	1,193,593	1,139,611	1,115,886	1,202,950	1,115,886
Long-term debt	266,212	268,361	249,024	241,140	239,539	266,212	239,539
Common stockholders’ equity	197,781	197,128	195,011	190,635	183,772	197,781	183,772
Total stockholders’ equity	209,239	207,086	204,069	199,693	191,572	209,239	191,572
Headcount(g)	254,063	255,898	258,753	259,144	260,398	254,063	260,398
Credit quality metrics
Allowance for credit losses	$20,137	$21,496	$22,604	$23,576	$24,555	$20,137	$24,555
Allowance for loan losses to total retained loans	2.69%	2.88%	3.02%	3.18%	3.29%	2.69%	3.29%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(h)	2.06	2.27	2.43	2.61	2.74	2.06	2.74
Nonperforming assets	$10,896	$11,584	$11,734	$12,481	$11,397	$10,896	$11,397
Net charge-offs	1,403	1,725	1,628	2,770	2,278	3,128	4,665
Net charge-off rate	0.78%	0.97%	0.90%	1.53%	1.27%	0.88%	1.31%

(a)	On May 21, 2013, the Board of Directors of JPMorgan Chase increased the Firm’s quarterly stock dividend from $0.30 to $0.38 per share.

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

(c)
Share price shown for JPMorgan Chase’s common stock is from the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.

(d)	Return on Basel I risk-weighted assets is the annualized earnings of the Firm divided by its average risk-weighted assets (“RWA”).

(e)
Basel 2.5 rules became effective for the Firm on January 1, 2013. The implementation of these rules in the first quarter of 2013 resulted in an increase of approximately $150 billion in risk-weighted assets compared with the Basel I rules. The implementation of these rules also resulted in decreases of the Firm’s Tier 1 capital, Total capital and Tier 1 common capital ratios by 140 basis points, 160 basis points and 120 basis points, respectively, at March 31, 2013. For further discussion of Basel 2.5, see Regulatory capital on pages 60–63 of this Form 10-Q.

(f)
Basel I Tier 1 common capital ratio (“Tier 1 common ratio”) is Tier 1 common capital (“Tier 1 common”) divided by risk-weighted assets. The Firm uses Tier 1 common capital along with the other capital measures to assess and monitor its capital position. For further discussion of the Tier 1 common ratio, see Regulatory capital on pages 60–63 of this Form 10-Q.

(g)	Effective January 1, 2013, interns are excluded from the firmwide and business segment headcount metrics. Prior periods were revised to conform with this presentation.

(h)	Excludes the impact of residential real estate purchased credit-impaired (“PCI”) loans. For further discussion, see Allowance for credit losses on pages 92–94 of this Form 10-Q.

INTRODUCTION
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”). See the Glossary of terms on pages 212–214 for definitions of terms used throughout this Form 10-Q.
The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements on page 107 and Part II, Item 1A: Risk Factors, on page 218 of this Form 10-Q; and Part I, Item 1A, Risk Factors, on pages 8–21 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (“2012 Annual Report” or “2012 Form 10-K”), to which reference is hereby made.
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm had $2.4 trillion in assets and $209.2 billion in stockholders’ equity as of June 30, 2013. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing, asset management and private equity. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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
Consumer & Community Banking
Consumer & Community Banking (“CCB”) serves consumers and businesses through personal service at bank branches and through ATMs, online, mobile and telephone banking. CCB is organized into Consumer & Business Banking, Mortgage Banking (including Mortgage Production, Mortgage Servicing and Real Estate Portfolios) and Card, Merchant Services & Auto (“Card”). Consumer & Business Banking offers deposit and investment products and services to consumers, and lending, deposit, and cash management and payment solutions to small businesses. Mortgage Banking includes mortgage origination and servicing activities, as well as portfolios comprised of residential mortgages and home equity loans, including the purchased credit-impaired (“PCI”) portfolio acquired in the Washington Mutual transaction. Card issues credit cards to consumers and small businesses, provides payment services to corporate and public sector clients through its commercial card products, offers payment processing services to merchants, and provides auto and student loan services.
Corporate & Investment Bank
The Corporate & Investment Bank (“CIB”) comprised of Banking and Markets & Investor Services, offers a broad suite of investment banking, market-making, prime brokerage, and treasury and securities products and services to a global client base of corporations, investors, financial institutions, government and municipal entities. Within Banking, the CIB offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, as well as loan origination and syndication. Also included in Banking is Treasury Services, which includes transaction services, comprised primarily of cash management and liquidity solutions, and trade finance products. The Markets & Investor Services segment of the CIB is a global market-maker in cash securities and derivative instruments, and also offers sophisticated risk management solutions, prime brokerage, and research. Markets & Investor Services also includes the Securities Services business, a leading global custodian which includes custody, fund accounting and administration, and securities lending products sold principally to asset managers, insurance companies and public and private investment funds.

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
Asset Management
Asset Management (“AM”), with client assets of $2.2 trillion as of June 30, 2013, is a global leader in investment and wealth management. AM clients include institutions, high-net-worth individuals and retail investors in every major market throughout the world. AM offers investment management across all major asset classes including equities, fixed income, alternatives and money market funds. AM also offers multi-asset investment management, providing solutions to a broad range of clients’ investment needs. For individual investors, AM also provides retirement products and services, brokerage and banking services, including trust and estate, loans, mortgages and deposits. The majority of AM’s client assets are in actively managed portfolios.

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
Economic environment
The U.S. economy continued to grow at a modest pace in the second quarter 0f 2013 amid a contraction in government spending and slower consumer spending. The U.S. unemployment rate held steady at 7.6% in the second quarter accompanied by slow growth of the labor force. Inflation, already below the Federal Reserve’s 2% long-run target, eased further to 1%.
In the housing market, prices continued to increase and new home sales rose to the highest level in five years during the second quarter. The increase in household wealth from rising home prices and stock markets, coupled with still-low interest rates, both of which support consumer borrowing, have counterbalanced the increase in Social Security payroll taxes following passage of the American Taxpayer Relief Act of 2012 on December 31, 2012. The Federal budget deficit continued to decline in parallel with the ongoing economic recovery; after peaking at 10.5% of GDP in early 2010, it was down to 4.4% over the last twelve months.

Against the backdrop of the improving labor market, the Federal Reserve indicated it could begin tapering its quantitative easing program if the job market improved further and inflation increased. Following Federal Reserve Chairman Ben Bernanke’s remarks during the quarter that such tapering could begin in 2013, longer-term bond yields rose sharply. U.S. and international stock market indices declined at first and later recovered to new highs amid less conviction about near-term tapering.
In Europe, both the Bank of England and the European Central Bank held benchmark rates steady and indicated that policy was likely to remain accommodative for a considerable time given tight credit conditions, little growth, and elevated unemployment. Although the economies of Spain and Italy contracted further in the second quarter, several of the economies in northern Europe expanded at a moderate pace.
Asian economies have slowed in response to the economic situation in Europe. India announced the slowest GDP growth since 2003 and China’s government reduced its GDP growth target for the next decade to 7.5%. In Japan, the Bank of Japan announced an asset purchase program aimed at boosting its inflation rate. Subsequent to this announcement, Japanese stocks and currency have experienced increased volatility given uncertainty about the impact of new policies.
Across Latin America, growth remained slow, but accelerated moderately in the second quarter.

Financial performance of JPMorgan Chase
	Three months ended June 30,			Six months ended June 30,
(in millions, except per share data and ratios)	2013	2012	Change	2013	2012	Change
Selected income statement data
Total net revenue	$25,211	$22,180	14%	$50,333	$48,232	4%
Total noninterest expense	15,866	14,966	6	31,289	33,311	(6)
Pre-provision profit	9,345	7,214	30	19,044	14,921	28
Provision for credit losses	47	214	(78)	664	940	(29)
Net income	6,496	4,960	31	13,025	9,884	32
Diluted earnings per share	1.60	1.21	32%	3.19	2.41	32%
Return on common equity	13%	11%		13%	11%
Capital ratios
Tier 1 capital	11.6	11.3
Tier 1 common(a)	10.4	9.9

(a)
Basel I Tier 1 common capital ratio (“Tier 1 common ratio”) is Tier 1 common capital (“Tier 1 common”) divided by risk-weighted assets. The Firm uses Tier 1 common capital along with the other capital measures to assess and monitor its capital position. For further discussion of the Tier 1 common ratio, see Regulatory capital on pages 60–63 of this Form 10-Q.

Business Overview
JPMorgan Chase reported second-quarter 2013 net income of $6.5 billion, or $1.60 per share, on net revenue of $25.2 billion. Net income increased by $1.5 billion, or 31%, compared with net income of $5.0 billion, or $1.21 per share, in the second quarter of 2012. Return on equity for the quarter was 13%, compared with 11% for the prior-year quarter. Results in the second quarter of 2013 included the following significant items: $950 million pretax benefit ($0.15 per share after-tax increase in earnings) from a reduction in the allowance for loan losses in Real Estate Portfolios; $550 million pretax benefit ($0.09 per share after-tax increase in earnings) from a reduction in the allowance for loan losses in Card Services; and approximately $600 million pretax expense ($0.09 per share after-tax decrease in earnings) for additional litigation reserves in Corporate. The tax rate used for each of the above significant items is 38%; for additional information, see the discussion at the end of this section on page 9.
The increase in net income from the second quarter of 2012 was driven by higher net revenue and lower provision for credit losses, partially offset by higher noninterest expense. The increase in net revenue compared with the prior year was due to higher principal transactions revenue, investment banking fees, and higher asset management, administration and commission revenue, partially offset by lower securities gains and lower mortgage fees and related income. The increase in principal transactions revenue reflected: the absence of $4.4 billion of losses on CIO’s synthetic credit portfolio, which was recorded in the second quarter of the prior year, partially offset this year by a lower gain from debit valuation adjustments (“DVA”) on structured notes and derivative liabilities of $355 million resulting from the widening of the Firm’s credit spreads, compared with a DVA gain of $755 million in the prior year. Net interest income decreased compared with the prior year, reflecting the impact of lower loan yields due to competitive pressures and loan portfolio run-off and the impact of low interest rates on investment securities yield and reinvestment opportunities, partially offset by lower long-term debt costs primarily due to a change in funding mix, and lower deposit costs.
Results in the second quarter of 2013 reflected lower estimated losses due to improved delinquency trends in the residential real estate and credit card portfolios, as well as the impact of improved home prices on the residential real estate portfolio. The provision for credit losses was $47 million, down $167 million, or 78%, from the prior year. The total consumer provision for credit losses was a benefit of $29 million in the 2013 second quarter, compared with a provision of $171 million in the prior year. The current-quarter consumer provision included a $1.5 billion reduction in the allowance for loan losses, down from a $2.1 billion reduction in the prior year. Consumer net charge-offs were $1.5 billion, compared with $2.3 billion in the prior year, resulting in net charge-off rates of 1.66% and 2.51%, respectively, excluding in each year the PCI portfolio. The decrease in consumer net charge-offs was primarily due to favorable delinquency trends. A favorable credit environment and stable credit trends also prevailed across the Firm’s wholesale loan portfolios as the Firm continued to experience low levels of criticized exposure, nonaccrual loans and net charge-offs. The wholesale provision for credit losses was $76 million, compared with $43 million in the prior year. Wholesale net recoveries were $67 million, compared with net charge-offs of $9 million in the prior year, resulting in a net recovery rate of 0.09% and a net charge-off rate of 0.01%, respectively. The Firm’s allowance for loan losses to end-of-period loans retained was 2.06%, compared with 2.74% in the prior year, excluding in each year the PCI portfolio. The Firm’s nonperforming assets totaled $10.9 billion at June 30, 2013, down from $11.6 billion in the prior quarter and down from $11.4 billion in the prior year.
Noninterest expense was $15.9 billion, up $900 million, or 6%, compared with the prior year, driven by higher compensation expense on higher revenue and higher litigation expense, partially offset by lower mortgage servicing expense. The current quarter included $678 million of expense for additional litigation reserves, compared with $323 million in the prior year.
The Firm’s results reflected strong performance across its businesses. CCB average deposits were up 10%. Mortgage originations were $49.0 billion, up 12% compared with the prior year. Credit Card sales volume was a record $105.2 billion, up 10% from the prior year. CIB reported strong performance across products and maintained its #1 ranking for Global Investment Banking fees. CIB assets under custody were $18.9 trillion, up 7% compared with the prior year, while average client deposits and other third party liabilities were up 6% compared with the prior year. AM reported positive net long-term product flows for the seventeenth consecutive quarter, total client assets of $2.2 trillion and record loan balances of $86.0 billion.
Net income for the first six months of 2013 was $13.0 billion, or $3.19 per share, compared with $9.9 billion, or $2.41 per share, in the first half of 2012. The increase was driven by an increase in net revenue, a decrease in noninterest expense and a decrease in provision for credit losses. The increase in net revenue for the first six months of the year was driven by higher principal transactions revenue, reflecting the absence of $5.8 billion of losses from the CIO’s synthetic credit portfolio and a $545 million recovery on a Bear Stearns-related subordinated loan in the first half of 2012, higher asset management, administration and commissions, and higher investment banking fees. Largely offsetting these items were lower net interest income, the absence of the $1.1 billion benefit from the Washington Mutual bankruptcy settlement, lower mortgage fees and related income, and lower securities gains. The lower provision for credit losses reflected an improved credit environment. The decrease in noninterest expense was driven by lower litigation expense.
The Firm strengthened its balance sheet, ending the second quarter with Basel I Tier 1 common capital of $147 billion and a Tier 1 common ratio of 10.4%, including the impact of Basel 2.5 rules that became effective at the beginning of this year. The Firm estimated that its Basel III Tier 1 common ratio was approximately 9.3% at June 30, 2013, including the estimated impact of final Basel III rules issued in July 2013. (The Basel I and III Tier 1 common ratios are non- GAAP financial measures, which the Firm uses along with the other capital measures to assess and monitor its capital position. For further discussion of the Tier 1 common capital ratios, see Regulatory capital on pages 60–63 of this Form 10-Q.)
JPMorgan Chase continued to support clients, consumers, companies, and communities around the globe. The Firm provided credit and raised capital of $1.0 trillion for commercial and consumer clients in the first six months of 2013. This included nearly $9 billion of credit provided for U.S. small businesses and $294 billion of credit provided for corporations. This also included more than $552 billion of capital for clients and more than $35 billion of credit provided to, and capital raised for, nonprofit and government entities, including states, municipalities, hospitals and universities.
Consumer & Community Banking net income decreased due to lower net revenue and higher noninterest expense, partially offset by lower provision for credit losses. Net revenue decreased, driven by lower noninterest revenue and net interest income. Noninterest revenue decreased, driven by lower mortgage fees and related income, partially offset by higher merchant servicing revenue, auto lease income and net interchange income. Net interest income decreased, driven by lower deposit margins and lower loan balances due to portfolio runoff, largely offset by higher deposit balances. The provision for credit losses was a benefit of $19 million, compared with a provision for credit losses of $179 million in the prior year. The current-quarter provision reflected a $1.5 billion reduction in the allowance for loan losses and total net charge-offs of $1.5 billion. The prior-year provision reflected a $2.1 billion reduction in the allowance for loan losses and total net charge-offs of $2.3 billion. Noninterest expense increased in the second quarter of 2013 compared with the prior year, driven by continued investments in the business, offset by lower mortgage servicing expense and lower remediation expense, inclusive of a current-quarter charge, related to an exited non-core product. Return on equity for the second quarter of 2013 was 27% on $46.0 billion of average allocated capital.
Corporate & Investment Bank net income increased compared with the prior year, reflecting higher net revenue, partially offset by higher noninterest expense. Net revenue for the second quarter of 2013 included a $355 million DVA gain on structured notes and derivative liabilities resulting from the widening of the Firm’s credit spreads, compared with a DVA gain of $755 million in the prior year. The increase in net revenue also reflected higher investment banking fees and higher Markets revenue from credit-related and equities products. Noninterest expense increased from the prior year, primarily driven by higher compensation expense on increased revenue. Return on equity for the second quarter of 2013 was 20%, or 19% excluding DVA (a non-GAAP financial measure), on $56.5 billion of average allocated capital.

Commercial Banking net income decreased compared with the prior year, reflecting a higher provision for credit losses and an increase in noninterest expense, partially offset by higher net revenue. Net revenue was slightly higher compared with the prior year, driven by higher loan and liability balances, deposit-related fees, credit card revenue, and investment banking fees, partially offset by lower purchase discounts recognized on loan repayments, spread compression on liability products and lower community development investment-related revenue. Noninterest expense increased compared with the prior year, reflecting higher headcount-related expense and increased operating expense for Commercial Card. Return on equity for the second quarter of 2013 was 18% on $13.5 billion of average allocated capital.
Asset Management net income increased compared with the prior year, reflecting higher net revenue, largely offset by higher noninterest expense. Noninterest revenue increased due to the effect of higher market levels, net client inflows, and higher performance fees. Net interest income increased due to higher loan and deposit balances, partially offset by narrower deposit and loan spreads. Noninterest expense increased from the prior year, primarily due to higher performance-based compensation and headcount-related expense. Return on equity for the second quarter of 2013 was 22% on $9.0 billion of average allocated capital.
Corporate/Private Equity net income was a loss of $552 million, compared with a loss of $1.8 billion in the prior year.
Private Equity reported net income of $212 million, compared with net income of $197 million in the prior year. Net revenue was $410 million, same as prior year.
Treasury and CIO reported a net loss of $429 million, compared with a net loss of $2.1 billion in the prior year. Net revenue was a loss of $648 million, compared with a loss of $3.4 billion in the prior year. The prior-year loss reflected $4.4 billion of principal transactions losses from the synthetic credit portfolio that had been held by CIO, partially offset by net securities gains of $1.0 billion. Net revenue in the current quarter included net securities gains of $123 million from sales of available-for-sale investment securities and a modest loss related to the redemption of trust preferred securities. Current-quarter net interest income was a loss of $558 million due to low interest rates and limited reinvestment opportunities.
Other Corporate reported a net loss of $335 million, compared with net income of $119 million in the prior year. Noninterest revenue included $545 million in the prior year related to the gain on the recovery of a Bear Stearns-related subordinated loan. The current quarter included approximately $600 million of expense for additional litigation reserves, compared with $335 million of expense for additional litigation reserves in the prior year.

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
2013 Business outlook
The following forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 107 and Risk Factors on page 218 of this Form 10-Q.
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
The Firm expects that net interest income for the third quarter of 2013 will be up modestly from the second quarter, and that net interest margin will be relatively stable for the second half of 2013.
In Mortgage Banking within CCB, management expects to continue to incur elevated default- and foreclosure-related costs, including additional costs associated with the Firm’s mortgage servicing processes, particularly its loan modification and foreclosure procedures. The Firm also expects there will be continued elevated levels of repurchases of mortgages previously sold, predominantly to U.S. government-sponsored entities (“GSEs”). However, based on current trends and estimates, management believes that the existing mortgage repurchase liability is sufficient to cover such losses.
Primary mortgage interest rates increased during the second quarter of 2013; if such rates remain at or above current levels, management estimates that the mortgage loan origination market in the U.S., including refinance and purchase, could be reduced by 30% to 40% during the second half of 2013, compared with the first half of the year. Management expects such a market environment to have a negative impact on refinancing volumes and margins, and, accordingly, the profitability of Mortgage Production within Mortgage Banking will likely be challenged.

For Real Estate Portfolios within Mortgage Banking, total net charge-offs for the third quarter are expected to be less than $250 million. If net charge-offs and delinquencies continue to trend down, the related allowance for loan losses for non credit impaired loans could be reduced over time.  Additionally with continued, sustained improvement in home prices and delinquencies, the allowance for loan losses for purchased credit impaired loans could also be reduced over time.
In the Card Services business within Card, Merchant Services & Auto, the Firm expects that, if current credit trends in the credit card portfolio, including lower delinquency rates and lower balances of restructured loans, continue to improve, the related allowance for loan losses has the potential to be reduced during the second half of 2013. Management expects loan balances in Card Services could increase modestly during the second half of 2013, primarily driven by increased credit card sales volume and lower portfolio run-off.
CCB’s results will continue to be affected by U.S. economic conditions, including housing prices and the unemployment rate. Management continues to closely monitor the portfolios in these businesses.
In Private Equity, within the Corporate/Private Equity segment, earnings will likely continue to be volatile and influenced by capital markets activity, market levels, the performance of the broader economy and investment-specific factors.
For Treasury and CIO, within the Corporate/Private Equity segment, management currently believes that it may generate a quarterly net loss of approximately $300 million for the remainder of 2013, although that amount may vary each quarter driven by the implied yield curve and management decisions related to the positioning of the investment securities portfolio.
For Other Corporate, within the Corporate/Private Equity segment, management expects quarterly net income, excluding material litigation expense and significant items, if any, to be approximately $100 million, but this amount is also likely to vary each quarter.
Regulatory developments
JPMorgan Chase is subject to regulation under state and federal laws in the U.S., as well as the applicable laws of each of the various other jurisdictions outside the U.S. in which the Firm does business. The Firm is currently experiencing an unprecedented increase in regulation and supervision, and such changes could have a significant impact on how the Firm conducts business. In July 2013, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC”) approved the final rules for implementing Basel III in the U.S. The final rules narrowed the definition of capital, increased capital requirements for certain exposures, set higher capital ratio requirements and minimum floors with respect the capital ratio requirements, and included a supplementary leverage ratio. The supplementary leverage ratio is defined as Tier I capital under Basel III divided by the Firm’s total leverage exposure, which is calculated by taking the Firm’s total average on-balance sheet assets, less amounts permitted to be deducted for Tier I capital, and adding certain off-balance sheet exposures, such as undrawn commitments and certain derivatives exposures. Following approval of the final Basel III rules, the U.S. banking agencies issued proposed rulemaking relating to the supplementary leverage ratio that would require U.S. bank holding companies, including JPMorgan Chase, to have a supplementary leverage ratio of at least 5%, and insured depositary institutions (“IDI”), including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., to have a supplementary leverage ratio of at least 6%. The Firm estimates, based on its current understanding of the proposed rules, that if the rules were in effect at June 30, 2013, JPMorgan Chase’s leverage ratio at such date would have been approximately 4.7%. Management’s current objective is for the Firm to comply with the minimum supplementary leverage ratio by the beginning of 2015. This objective is based upon management’s current understanding of the proposed rules. The actual timeframe for the Firm to meet the minimum supplementary leverage ratio could depend on changes to the proposed rules and any further guidance from regulators. For further information about the supplementary leverage ratio, as well as additional information regarding Basel III, see Regulatory capital on pages 60–63 of this Form 10-Q.
On July 31, 2013, the U.S. District Court for the District of Columbia ruled that the Federal Reserve exceeded its authority in the manner it set a cap on debit card transaction interchange fees and established network exclusivity prohibitions in its regulation implementing the Durbin Amendment provisions of the Dodd-Frank Act. While the court’s ruling introduces uncertainty about the amount of interchange fees large banks may earn on debit card transactions in the future, and about how debit card transactions will be routed over payment networks in the future, the court said that the Federal Reserve’s current regulations would remain in effect for an as yet undetermined period of time to provide the Federal Reserve an opportunity to promulgate interim debit interchange standards or new regulations. The Federal Reserve has not yet announced whether it intends to appeal the decision. The Firm is assessing the decision, but it is too early for the Firm to determine the extent or timing of any potential negative effects the decision could have on the Firm, as any such effects (and the timing thereof) will depend on numerous factors, including whether the Federal Reserve challenges the decision, the success of any such challenge, and the substance of any new regulations that may be promulgated.

Rule making under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as other federal banking laws, by the Federal Reserve, the OCC, and the FDIC, as well as by the Commodities Futures Trading Commission, the Securities Exchange Commission, and the Bureau of Consumer Financial Protection will be continuing. The Firm continues to work diligently in assessing and understanding the implications of the regulatory changes it is facing, and is devoting substantial resources to implementing all the new regulations while, at the same time, best meeting the needs and expectations of its clients.
The Firm is also experiencing heightened scrutiny by its regulators of its compliance with new and existing regulations, and with respect to its controls and operational processes. As previously disclosed, the Firm is subject to several Consent Orders with the Federal Reserve and the OCC, including those related to the Firm’s and certain of its bank subsidiaries’ Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) policies and procedures, and with regard to the risk management, model governance, and other control functions related to CIO and certain other trading activities at the Firm. The Firm expects that its banking supervisors will in the future continue to take more formal enforcement actions against the Firm (including Consent Orders related to certain non-mortgage consumer collections practices and certain sales of an ancillary identity theft protection product) rather than issuing informal supervisory actions or criticisms.
In addition, in the ordinary course of its business, the Firm is subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, restitution, disgorgement, injunctions, or other relief. In addition, certain affiliates and subsidiaries of the Firm are banks, registered broker-dealers, futures commission merchants, investment advisers or other regulated entities and, in those capacities, are subject to regulation by various U.S., state and foreign securities, banking, commodities futures, consumer protection and other regulators. In connection with formal and informal inquiries by these regulators, the Firm and such affiliates and subsidiaries receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of their regulated activities. For example, the Firm is responding to and cooperating with the following examinations, inquiries and/or investigations:

▪	Examination requests from several states relating to unclaimed property and the Firm’s compliance with escheatment laws.

•
Requests for information from the U.S. Attorney’s Office for the District of Connecticut, subpoenas and requests from the SEC Division of Enforcement, and a request from the Office of the Special Inspector General for the Troubled Asset Relief Program to conduct a review of certain activities, all of which relate to, among other matters, communications with counterparties in connection with certain mortgage-backed securities transactions.

▪
A request from the SEC Division of Enforcement seeking information and documents relating to, among other matters, the Firm’s employment of certain former employees in Hong Kong and its business relationships with certain clients.

▪
A request for information from the New York State Department of Financial Services relating to forbearance practices for loans serviced by the Firm that are secured by residential property in Superstorm Sandy FEMA-designated counties in New York State.

▪
A request from the New York Attorney General’s Office seeking documents and information relating to, among other things, the use of services and data provided by consumer credit screening companies and the Firm’s compliance with the Fair Credit Reporting Act, the Equal Credit Opportunity Act and other laws.

▪	A request from the U.S. Department of Labor for documents and information relating to the Firm’s foreign exchange practices pursuant to the Employee Retirement Income Security Act of 1974.
While the effect of the changes in law and the heightened scrutiny of its regulators are likely to result in additional costs, the Firm cannot, given the current status of regulatory and supervisory developments, quantify the possible effects on its business and operations of all the significant changes that are currently underway. For further discussion of regulatory developments, see Supervision and regulation on pages 1–8 and Risk factors on pages 8–21 of JPMorgan Chase’s 2012 Form 10-K.

Business events
Issuance of preferred stock
On February 5, 2013 the Firm issued $900 million of noncumulative preferred stock. On April 23, 2013 the Firm issued $1.5 billion of noncumulative preferred stock. For additional information on the Firm’s preferred stock, see Note 22 on page 300 of the Firm’s 2012 Annual Report.
Redemption of outstanding trust preferred securities
On May 8, 2013, the Firm redeemed approximately $5.0 billion, or 100% of the liquidation amount, of the following eight series of trust preferred securities: JPMorgan Chase Capital X, XI, XII, XIV, XVI, XIX, XXIV, and BANK ONE Capital VI. For a further discussion of trust preferred securities, see Note 21 on pages 297–299 of JPMorgan Chase’s 2012 Annual Report.
Increase in common stock dividend
On May 21, 2013, the Board of Directors increased the Firm’s quarterly common stock dividend from $0.30 per share to $0.38 per share, effective with the dividend paid on July 31, 2013, to shareholders of record on July 5, 2013.
One Equity Partners
As announced on June 14, 2013, One Equity Partners (“OEP”) will raise its next fund from an external group of limited partners and then become independent from JPMorgan Chase. Until it becomes independent from the Firm, OEP will continue to make direct investments for JPMorgan Chase, and thereafter will continue to manage the then-existing group of portfolio companies for JPMorgan Chase to maximize value for the Firm.
Subsequent events
On July 26, 2013, the Firm announced that it is pursuing strategic alternatives for its physical commodities businesses, including its remaining holdings of commodities assets and its physical trading operations. The Firm will explore a full range of options over time, including, but not limited to: a sale, spin off or strategic partnership. During the process, the Firm will continue to run its physical commodities business as a going concern. The Firm remains fully committed to its traditional banking activities in the commodity markets, including financial derivatives and the vaulting and trading of precious metals.
On July 29, 2013, the Firm issued $1.5 billion of noncumulative preferred stock. On August 1, 2013, the Firm announced that it would redeem all of its outstanding 8.625% noncumulative preferred stock, Series J on September 1, 2013. For additional information on the Firm’s preferred stock, see Note 22 on page 300 of the Firm’s 2012 Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2013 and 2012. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 104–106 of this Form 10-Q and pages 178–182 of JPMorgan Chase’s 2012 Annual Report.

Revenue
	Three months ended June 30,			Six months ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Investment banking fees	$1,717	$1,257	37%	$3,162	$2,638	20%
Principal transactions	3,760	(427)	NM	7,521	2,295	228
Lending- and deposit-related fees	1,489	1,546	(4)	2,957	3,063	(3)
Asset management, administration and commissions	3,865	3,461	12	7,464	6,853	9
Securities gains	124	1,014	(88)	633	1,550	(59)
Mortgage fees and related income	1,823	2,265	(20)	3,275	4,275	(23)
Card income	1,503	1,412	6	2,922	2,728	7
Other income(a)	226	506	(55)	762	2,018	(62)
Noninterest revenue	14,507	11,034	31	28,696	25,420	13
Net interest income	10,704	11,146	(4)	21,637	22,812	(5)
Total net revenue	$25,211	$22,180	14%	$50,333	$48,232	4%

(a)
Included operating lease income of $363 million and $328 million for the three months ended June 30, 2013 and 2012, respectively, and $712 million and $651 million for the six months ended June 30, 2013 and 2012, respectively.

Total net revenue for the three months ended June 30, 2013, was $25.2 billion, an increase of $3.0 billion, or 14%, compared with the three months ended June 30, 2012. For the six months ended June 30, 2013, total net revenue was $50.3 billion, an increase of $2.1 billion, or 4%, from the same period of the prior year. In both periods, higher principal transactions revenue, investment banking fees, and asset management, administration and commissions revenue were offset partially by lower securities gains, mortgage fees and related income, net interest income and other income.
Investment banking fees for both the three and six months ended June 30, 2013, increased compared with the prior year, due to higher debt and equity underwriting fees. Despite weaker credit markets towards the end of the second quarter of 2013, the Firm’s debt underwriting fees in the first half of 2013 were close to historical records, driven in part by record industry-wide high-yield bond issuance. In equity capital markets, the Firm ranked #1 in wallet share for the first half of 2013, according to Dealogic. For additional information on investment banking fees, which are primarily recorded in CIB, see CIB segment results pages 34–40 and Note 6 on pages 143–144 of this Form 10-Q.
Principal transactions revenue increased significantly for both the three and six months ended June 30, 2013, compared with the prior year. The prior year periods included $4.4 billion and $5.8 billion, respectively, of losses on the synthetic credit portfolio that had been held by CIO. The current year periods reflected solid client revenue in fixed income and equity markets, partially offset by lower private equity gains in the six months of 2013, and the absence of a $545 million gain recognized in the second quarter of 2012 in Other Corporate, representing the recovery on a Bear Stearns-related subordinated loan. The three and six month periods of 2013 included a DVA gain on structured notes and derivative liabilities of $355 million and $481 million, respectively, compared with a DVA gain of $755 million and a DVA loss of $152 million for the three and six month periods of 2012, respectively, as a result of changes in the Firm’s credit spreads. For additional information on principal transactions revenue, see CIB and Corporate/Private Equity segment results on pages 34–40 and 49–51, respectively, and Note 6 on pages 143–144 of this Form 10-Q.
Lending- and deposit-related fees decreased modestly compared with both the three and six months ended June 30, 2012. The decrease was predominantly due to lower deposit-related fees in CCB, resulting from reductions in certain product and transaction fees. For additional information on lending- and deposit-related fees, which are mostly recorded in CCB, CIB and CB, see the segment results for CCB on pages 19–33, CIB on pages 34–40 and CB on pages 41–44 of this Form 10-Q.
Asset management, administration and commissions revenue increased compared with both the three and six months ended June 30, 2012. The increase was driven by higher investment management fees in AM, due to the effect of higher market levels, net client inflows and higher performance fees, as well as increased investment sales revenue in CCB. For additional information on these fees and commissions, see the segment discussions for CCB on pages 19–33, AM on pages 45–48, and Note 6 on pages 143–144 of this Form 10-Q.
Securities gains decreased compared with both prior-year periods, reflecting the results of repositioning the CIO available-for-sale (“AFS”) portfolio. For additional information on securities gains, which are predominantly recorded in the Firm’s Corporate/Private Equity segment, see the Corporate/Private Equity segment discussion on pages 49–51, and Note 11 on pages 147–150 of this Form 10-Q.
Mortgage fees and related income decreased compared with both prior-year periods. The decrease resulted from lower mortgage production revenue and mortgage servicing revenue. The decrease in mortgage production revenue reflected lower revenue margins due to tightening of primary/secondary spreads, as well as pricing pressure due to increased capacity in the market, partially offset by higher volumes. The decrease in mortgage servicing revenue was predominantly due to lower mortgage servicing rights (“MSR”) risk management results. For additional information on mortgage fees and related income, which is recorded predominantly in CCB, see CCB’s Mortgage Production and Mortgage Servicing discussion on pages 25–28, and Note 16 on pages 184–187 of this
Form 10-Q.
Card income increased compared with the three and six months ended June 30, 2012. The increase was driven by higher net interchange income on credit and debit cards, and higher merchant servicing revenue, both due to growth in business volume. For additional information on credit card income, see the CCB segment results on pages 19–33 of this Form 10-Q.
Other income decreased compared with the three and six months ended June 30, 2012. The three months ended June 30, 2013, included a modest loss recorded on the redemption of trust preferred securities. The six months ended June 30, 2012 reflected a $1.1 billion benefit from the Washington Mutual bankruptcy settlement. The decrease compared with the three and six months ended June 30, 2012 was offset partially by higher revenue from client-driven activity in CIB.
Net interest income decreased compared with the three and six months ended June 30, 2012. The decrease primarily reflects the impact of lower loan yields due to competitive pressures and loan portfolio run-off, the impact of low interest rates on investment securities yield and reinvestment opportunities, partially offset by lower long-term debt costs, primarily due to a change in funding mix, and lower deposit costs. The Firm’s average interest-earning assets were $2.0 trillion for the three months ended June 30, 2013, and the net interest yield on those assets, on a fully taxable-equivalent (“FTE”) basis, was 2.20%, a decrease of 27 basis points from the prior year. For the six months ended June 30, 2013, the Firm’s average interest-earning assets were $1.9 trillion, and the net interest yield on those assets, on a FTE basis, was 2.28%, a decrease of 26 basis points from the prior year.

Provision for credit losses
	Three months ended June 30,			Six months ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Consumer, excluding credit card	$(493)	$(424)	(16)%	$(530)	$(423)	(25)%
Credit card	464	595	(22)	1,046	1,231	(15)
Total consumer	(29)	171	NM	516	808	(36)
Wholesale	76	43	77	148	132	12
Total provision for credit losses	$47	$214	(78)%	$664	$940	(29)%
The provision for credit losses decreased from both the three and six months ended 2012, due to a decline in the provision for total consumer credit losses, partially offset by an increase in the provision for wholesale credit losses. The decline in the total consumer credit losses provision was due to lower net charge-offs offset partially by a smaller reduction in the allowance for loan losses compared with the prior-year periods, reflecting lower estimated losses due to improved delinquency trends in the residential real estate and credit card portfolios, as well as the impact of improved home prices on the residential real estate portfolio. The wholesale credit losses provision in the current periods reflected stable credit trends. For a more detailed discussion of the credit portfolio and the allowance for credit losses, see the segment discussions for CCB on pages 19–33, CIB on pages 34–40 and CB on pages 41–44, and the Allowance for credit losses section on pages 92–94 of this Form 10-Q.

Noninterest expense
	Three months ended June 30,			Six months ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Compensation expense	$8,019	$7,427	8%	$16,433	$16,040	2%
Noncompensation expense:
Occupancy	904	1,080	(16)	1,805	2,041	(12)
Technology, communications and equipment	1,361	1,282	6	2,693	2,553	5
Professional and outside services	1,901	1,857	2	3,635	3,652	—
Marketing	578	642	(10)	1,167	1,322	(12)
Other expense(a)(b)	2,951	2,487	19	5,252	7,319	(28)
Amortization of intangibles	152	191	(20)	304	384	(21)
Total noncompensation expense	7,847	7,539	4	14,856	17,271	(14)
Total noninterest expense	$15,866	$14,966	6%	$31,289	$33,311	(6)%

(a)
Included litigation expense of $678 million and $323 million for the three months ended June 30, 2013 and 2012, respectively, and $1.0 billion and $3.0 billion for the six months ended June 30, 2013 and 2012, respectively.

(b)
Included FDIC-related expense of $392 million and $413 million for the three months ended June 30, 2013 and 2012, respectively, and $771 million and $814 million for the six months ended June 30, 2013 and 2012, respectively.

Total noninterest expense for the three months ended June 30, 2013, was $15.9 billion, up by $900 million, or 6%, compared with the prior year. The increase was due to higher compensation and other expense offset partially by lower occupancy expense. For the six months ended June 30, 2013, total noninterest expense was $31.3 billion, down by $2.0 billion, or 6%, compared with the prior year. The decrease was due to lower litigation expense in Corporate/Private Equity.
Compensation expense increased compared with the three and six months ended June 30, 2012, predominantly due to higher performance-based compensation across the businesses, and the impact of investments in the businesses, including front office sales and support staff.
Noncompensation expense increased in the three months ended June 30, 2013, compared with the prior year, due to higher other expense, in particular, litigation expense in Corporate/Private Equity, partially offset by lower occupancy expense, reflecting the recognition of charges in 2012 related to vacating excess space. For the six months ended June 30, 2013, noncompensation expense decreased due to lower other expense, in particular, litigation expense, as well as lower occupancy expense, which reflected the aforementioned charges in 2012. The decline in litigation expense resulted from the $2.5 billion expense in Corporate/Private Equity recorded in the first quarter of 2012 for additional litigation reserves, predominantly for mortgage-related matters, partially offset by higher litigation expense in CIB in the current year. In addition to the above factors, there were other items contributing to the variances in both periods. The impact of business growth and investments in the businesses was offset partially by lower mortgage servicing and foreclosure-related expense, as well as marketing expense, in CCB. For a further discussion of litigation expense, see Note 23 on pages 198–206 of this Form 10-Q.

Income tax expense
(in millions, except rate)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income before income tax expense	$9,298	$7,000	$18,380	$13,981
Income tax expense	2,802	2,040	5,355	4,097
Effective tax rate	30.1%	29.1%	29.1%	29.3%
The increase in the effective tax rate during the three months ended June 30, 2013, compared with the prior year, was predominantly the result of higher reported pretax income in combination with changes in the mix of income and expense subject to U.S. federal and state and local taxes. The decrease in the effective tax rate during the six months ended June 30, 2013, compared with the prior year, was largely attributable to tax benefits recognized in the first quarter of 2013 associated with prior year tax adjustments and the settlement of tax audits. This was partially offset by the impact of higher reported pretax income in combination with changes in the mix of income and expense subject to U.S. federal and state and local taxes. The prior year included deferred tax benefits associated with state and local income taxes. For additional information on income taxes, see Critical Accounting Estimates Used by the Firm on pages 104–106 of this Form 10-Q.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its consolidated financial statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”); these financial statements appear on pages 108–112 of this Form 10-Q. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended June 30,
	2013			2012
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$226	$582	$808	$506	$517	$1,023
Total noninterest revenue	14,507	582	15,089	11,034	517	11,551
Net interest income	10,704	165	10,869	11,146	195	11,341
Total net revenue	25,211	747	25,958	22,180	712	22,892
Pre-provision profit	9,345	747	10,092	7,214	712	7,926
Income before income tax expense	9,298	747	10,045	7,000	712	7,712
Income tax expense	$2,802	$747	$3,549	$2,040	$712	$2,752
Overhead ratio	63%	NM	61%	67%	NM	65%

	Six months ended June 30,
	2013			2012
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$762	$1,146	$1,908	$2,018	$1,051	$3,069
Total noninterest revenue	28,696	1,146	29,842	25,420	1,051	26,471
Net interest income	21,637	327	21,964	22,812	366	23,178
Total net revenue	50,333	1,473	51,806	48,232	1,417	49,649
Pre-provision profit	19,044	1,473	20,517	14,921	1,417	16,338
Income before income tax expense	18,380	1,473	19,853	13,981	1,417	15,398
Income tax expense	$5,355	$1,473	$6,828	$4,097	$1,417	$5,514
Overhead ratio	62%	NM	60%	69%	NM	67%

(a)	Predominantly recognized in CIB and CB business segments and Corporate/Private Equity.
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

For additional information on Tier 1 common under Basel I and III, see Regulatory capital on pages 60–63 of this Form10-Q. All of the aforementioned measures are useful to the Firm, as well as analysts and investors, in facilitating comparisons of the Firm with competitors.

Average tangible common equity
	Three months ended June 30,		Six months ended June 30,
(in millions, except per share and ratio data)	2013	2012	2013	2012
Common stockholders’ equity	$197,283	$181,021	$196,016	$179,366
Less: Goodwill	48,078	48,157	48,123	48,188
Less: Certain identifiable intangible assets	2,026	2,923	2,093	3,029
Add: Deferred tax liabilities(a)	2,869	2,734	2,849	2,729
Tangible common equity	$150,048	$132,675	$148,649	$130,878

Return on tangible common equity (“ROTCE”)	17%	15%	17%	15%
Tangible book value per share	$39.97	$35.71	$39.97	$35.71

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

Core net interest income
In addition to reviewing JPMorgan Chase’s net interest income on a managed basis, management also reviews core net interest income to assess the performance of its core lending, investing (including asset-liability management) and deposit-raising activities (which excludes the impact of CIB’s market-based activities). The core data presented below are non-GAAP financial measures due to the exclusion of CIB’s market-based net interest income and related assets. Management believes this exclusion provides investors and analysts a more meaningful measure by which to analyze the non-market-related business trends of the Firm and provides a comparable measure to other financial institutions that are primarily focused on core lending, investing and deposit-raising activities.

Core net interest income data(a)
	Three months ended June 30,			Six months ended June 30,
(in millions, except rates)	2013	2012	Change	2013	2012	Change
Net interest income – managed basis(b)(c)	$10,869	$11,341	(4)%	$21,964	$23,178	(5)%
Less: Market-based net interest income	1,345	1,345	—	2,777	2,914	(5)
Core net interest income(b)	$9,524	$9,996	(5)	$19,187	$20,264	(5)

Average interest-earning assets	$1,980,466	$1,843,627	7	$1,938,508	$1,832,570	6
Less: Average market-based earning assets	512,631	505,282	1	510,796	498,016	3
Core average interest-earning assets	$1,467,835	$1,338,345	10%	$1,427,712	$1,334,554	7%
Net interest yield on interest-earning assets – managed basis	2.20%	2.47%		2.28%	2.54%
Net interest yield on market-based activities	1.05	1.07		1.10	1.18
Core net interest yield on core average interest-earning assets	2.60%	3.00%		2.71%	3.05%

(a)
Includes core lending, investing and deposit-raising activities on a managed basis across the Firm’s business segments and Corporate/Private Equity; excludes the market-based activities within the CIB.

(b)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(c)	For a reconciliation of net interest income on a reported and managed basis, see reconciliation from the Firm’s reported U.S. GAAP results to managed basis on page 15 of this Form 10-Q.
Quarterly and year-to-date results
Core net interest income decreased by $472 million to $9.5 billion and by $1.1 billion to $19.2 billion for the three and six months ended June 30, 2013, respectively, compared with the prior year periods. Core average interest-earning assets increased by $129.5 billion to $1,467.8 billion and by $93.2 billion to $1,427.7 billion for the three and six months ended June 30, 2013, respectively, compared with the prior year periods. The decline in core net interest income primarily reflected the impact of lower loan yields due to competitive pressures and loan portfolio run-off and the impact of low interest rates on investment securities yield and reinvestment opportunities. The decline was partially offset by lower long-term debt costs, primarily due to a change in funding mix, and lower deposit costs. The increase in average interest-earning assets was primarily driven by higher deposits with banks. The core net interest yield decreased by 40 basis points to 2.60% and by 34 basis points to 2.71% for the three and six months ended June 30, 2013, respectively, primarily driven by a significant increase in deposits with banks, lower loan and investment securities yields, partially offset by lower long-term debt costs and deposit rates.
Other financial measures
The Firm also discloses the allowance for loan losses to total retained loans, excluding residential real estate purchased credit-impaired loans. For a further discussion of this credit metric, see Allowance for credit losses on pages 92–94 of this Form 10-Q.

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
Business segment capital allocation changes
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, regulatory capital requirements (as estimated under Basel III) and economic risk measures. The amount of capital assigned to each business is referred to as equity. Effective January 1, 2013, the Firm further refined the capital allocation framework to align it with the line of business structure described above, which had become effective in the fourth quarter of 2012. The increase in equity levels for the lines of businesses is largely driven by regulatory guidance on Basel III requirements, principally for CIB and CIO, and by anticipated business growth. For further information about these capital changes, see Line of business equity on pages 63–64 of this Form 10-Q.

Segment Results – Managed Basis
The following table summarizes the business segment results for the periods indicated.

Three months ended June 30,	Total net revenue(a)			Total Noninterest expense(a)			Pre-provision profit/(loss)(a)
(in millions)	2013	2012	Change	2013	2012	Change	2013	2012	Change
Consumer & Community Banking	$12,015	$12,450	(3)%	$6,864	$6,837	—%	$5,151	$5,613	(8)%
Corporate & Investment Bank	9,876	8,986	10	5,742	5,293	8	4,134	3,693	12
Commercial Banking	1,728	1,691	2	652	591	10	1,076	1,100	(2)
Asset Management	2,725	2,364	15	1,892	1,701	11	833	663	26
Corporate/Private Equity	(386)	(2,599)	85	716	544	32	(1,102)	(3,143)	65
Total	$25,958	$22,892	13%	$15,866	$14,966	6%	$10,092	$7,926	27%

Three months ended June 30,	Provision for credit losses			Net income/(loss)(a)			Return on common equity
(in millions, except ratios)	2013	2012	Change	2013	2012	Change	2013	2012
Consumer & Community Banking	$(19)	$179	NM	$3,089	$3,282	(6)%	27%	31%
Corporate & Investment Bank	(6)	29	NM	2,838	2,376	19	20	20
Commercial Banking	44	(17)	NM	621	673	(8)	18	28
Asset Management	23	34	(32)%	500	391	28	22	22
Corporate/Private Equity	5	(11)	NM	(552)	(1,762)	69	NM	NM
Total	$47	$214	(78)%	$6,496	$4,960	31%	13%	11%

Six months ended June 30,	Total net revenue(a)			Total Noninterest expense(a)			Pre-provision profit/(loss)(a)
(in millions)	2013	2012	Change	2013	2012	Change	2013	2012	Change
Consumer & Community Banking	$23,630	$24,802	(5)%	$13,654	$13,882	(2)%	$9,976	$10,920	(9)%
Corporate & Investment Bank	20,016	18,324	9	11,853	11,504	3	8,163	6,820	20
Commercial Banking	3,401	3,348	2	1,296	1,189	9	2,105	2,159	(3)
Asset Management	5,378	4,734	14	3,768	3,430	10	1,610	1,304	23
Corporate/Private Equity	(619)	(1,559)	60	718	3,306	(78)	(1,337)	(4,865)	73
Total	$51,806	$49,649	4%	$31,289	$33,311	(6)%	$20,517	$16,338	26%

Six months ended June 30,	Provision for credit losses			Net income/(loss)(a)			Return on common equity
(in millions, except ratios)	2013	2012	Change	2013	2012	Change	2013	2012
Consumer & Community Banking	$530	$821	(35)%	$5,675	$6,207	(9)%	25%	29%
Corporate & Investment Bank	5	26	(81)	5,448	4,409	24	19	19
Commercial Banking	83	60	38	1,217	1,264	(4)	18	27
Asset Management	44	53	(17)	987	777	27	22	22
Corporate/Private Equity	2	(20)	NM	(302)	(2,773)	89	NM	NM
Total	$664	$940	(29)%	$13,025	$9,884	32%	13%	11%

(a)	For the 2012 periods, certain income statement line items were revised to reflect the transfer of certain functions and staff from Corporate/Private Equity to CCB, effective January 1, 2013.

CONSUMER & COMMUNITY BANKING
For a discussion of the business profile on CCB, see pages 80–91 of JPMorgan Chase’s 2012 Annual Report and the Introduction on page 4 of this Form 10-Q.

Selected income statement data(a)
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Revenue
Lending- and deposit-related fees	$727	$782	(7)%	$1,450	$1,535	(6)%
Asset management, administration and commissions	561	540	4	1,094	1,075	2
Mortgage fees and related income	1,819	2,265	(20)	3,269	4,273	(23)
Card income	1,445	1,359	6	2,807	2,622	7
All other income	369	343	8	707	770	(8)
Noninterest revenue	4,921	5,289	(7)	9,327	10,275	(9)
Net interest income	7,094	7,161	(1)	14,303	14,527	(2)
Total net revenue	12,015	12,450	(3)	23,630	24,802	(5)

Provision for credit losses	(19)	179	NM	530	821	(35)

Noninterest expense
Compensation expense	2,966	2,917	2	5,972	5,833	2
Noncompensation expense	3,789	3,776	—	7,465	7,758	(4)
Amortization of intangibles	109	144	(24)	217	291	(25)
Total noninterest expense	6,864	6,837	—	13,654	13,882	(2)
Income before income tax expense	5,170	5,434	(5)	9,446	10,099	(6)
Income tax expense	2,081	2,152	(3)	3,771	3,892	(3)
Net income	$3,089	$3,282	(6)%	$5,675	$6,207	(9)%

Financial ratios
Return on common equity	27%	31%		25%	29%
Overhead ratio	57	55		58	56

(a)
For the 2012 periods, certain income statement line items (predominantly net interest income, compensation and noncompensation expense) were revised to reflect the transfer of certain technology and operations, as well as real estate-related functions and staff, from Corporate/Private Equity to CCB, effective January 1, 2013.

Quarterly results
Consumer & Community Banking net income was $3.1 billion, a decrease of $193 million, or 6%, compared with the prior year, due to lower net revenue and higher noninterest expense, partially offset by lower provision for credit losses.
Net revenue was $12.0 billion, a decrease of $435 million, or 3%, compared with the prior year. Net interest income was $7.1 billion, down $67 million, or 1%, driven by lower deposit margins and lower loan balances due to portfolio runoff, largely offset by higher deposit balances. Noninterest revenue was $4.9 billion, a decrease of $368 million, or 7%, driven by lower mortgage fees and related income, partially offset by higher merchant servicing revenue, auto lease income and net interchange income.
The provision for credit losses was a benefit of $19 million, compared with a provision for credit losses of $179 million in the prior year. The current-quarter provision reflected a $1.5 billion reduction in the allowance for loan losses and total net charge-offs of $1.5 billion. The prior-year provision reflected a $2.1 billion reduction in the allowance for loan losses and total net charge-offs of $2.3 billion. For more information, including net charge-off amounts and rates, see Consumer Credit Portfolio on pages 74–83 of this Form 10-Q.
Noninterest expense was $6.9 billion, an increase of $27 million from the prior year, driven by continued investments in the business, offset by lower mortgage servicing expense and lower remediation expense, inclusive of a current-quarter charge, related to an exited non-core product.
Year-to-date results
Consumer & Community Banking net income was $5.7 billion, a decrease of $532 million, or 9%, compared with the prior year, due to lower net revenue, partially offset by lower provision for credit losses and noninterest expense.
Net revenue was $23.6 billion, a decrease of $1.2 billion, or 5%, compared with the prior year. Net interest income was $14.3 billion, down $224 million, or 2%, driven by lower deposit margins and lower loan balances due to portfolio runoff, largely offset by higher deposit balances. Noninterest revenue was $9.3 billion, a decrease of

$948 million, or 9%, driven by lower mortgage fees and related income.
The provision for credit losses was $530 million compared with $821 million in the prior year. The current-year provision reflected a $2.7 billion reduction in the allowance for loan losses and total net charge-offs of $3.2 billion. The prior-year provision reflected a $3.9 billion reduction in the allowance for loan losses and total net charge-offs of $4.7 billion. For more information, including net charge-off amounts and rates, see Consumer Credit Portfolio on pages 74–83 of this Form 10-Q.
Noninterest expense was $13.7 billion, a decrease of $228 million, or 2%, compared with the prior year driven by lower mortgage servicing expense and lower remediation expense, inclusive of a current-period charge, related to an exited non-core product, largely offset by continued investments in the business.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2013	2012	Change	2013	2012	Change
Selected balance sheet data (period-end)(a)
Total assets	$460,642	$466,650	(1)%	$460,642	$466,650	(1)%
Loans:
Loans retained	392,067	408,066	(4)	392,067	408,066	(4)
Loans held-for-sale and loans at fair value(b)	15,274	14,366	6	15,274	14,366	6
Total loans	407,341	422,432	(4)	407,341	422,432	(4)
Deposits	456,814	415,564	10	456,814	415,564	10
Equity	46,000	43,000	7	46,000	43,000	7
Selected balance sheet data (average)(a)
Total assets	$457,644	$469,296	(2)	$460,569	$472,079	(2)
Loans:
Loans retained	392,935	410,774	(4)	395,014	414,396	(5)
Loans held-for-sale and loans at fair value(b)	18,199	18,476	(1)	19,682	17,459	13
Total loans	411,134	429,250	(4)	414,696	431,855	(4)
Deposits	453,586	411,292	10	447,494	406,453	10
Equity	46,000	43,000	7	46,000	43,000	7

Headcount(a)	157,886	167,480	(6)%	157,886	167,480	(6)%

(a)
For the 2012 periods, certain balance sheet line items (predominantly total assets) as well as headcount were revised to reflect the transfer of certain technology and operations, as well as real estate-related functions and staff, from Corporate/Private Equity to CCB, effective January 1, 2013.

(b)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios and where otherwise noted)	2013	2012	Change	2013	2012	Change
Credit data and quality statistics
Net charge-offs	$1,481	$2,280	(35)%	$3,180	$4,672	(32)%
Nonaccrual loans:
Nonaccrual loans retained	8,540	8,016	7	8,540	8,016	7
Nonaccrual loans held-for-sale and loans at fair value	41	98	(58)	41	98	(58)
Total nonaccrual loans(a)(b)(c)(d)	8,581	8,114	6	8,581	8,114	6
Nonperforming assets(a)(b)(c)(d)	9,212	8,864	4	9,212	8,864	4
Allowance for loan losses	15,095	19,405	(22)	15,095	19,405	(22)
Net charge-off rate(e)	1.51%	2.23%		1.62%	2.27%
Net charge-off rate, excluding PCI loans(e)	1.77	2.64		1.90	2.68
Allowance for loan losses to period-end loans retained	3.85	4.76		3.85	4.76
Allowance for loan losses to period-end loans retained, excluding PCI loans(f)	2.80	3.96		2.80	3.96
Allowance for loan losses to nonaccrual loans retained, excluding credit card(a)(d)(f)	58	102		58	102
Nonaccrual loans to total period-end loans, excluding credit card(d)	3.03	2.72		3.03	2.72
Nonaccrual loans to total period-end loans, excluding credit card and PCI loans(a)(d)	3.79	3.45		3.79	3.45
Business metrics
Number of:
Branches	5,657	5,563	2	5,657	5,563	2
ATMs	19,075	18,132	5	19,075	18,132	5
Active online customers (in thousands)	32,245	30,361	6	32,245	30,361	6
Active mobile customers (in thousands)	14,013	10,646	32%	14,013	10,646	32%

(a)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(b)	Certain mortgage loans originated with the intent to sell are classified as trading assets on the Consolidated Balance Sheets.

(c)
At June 30, 2013 and 2012 nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $10.1 billion and $11.9 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $1.8 billion and $1.3 billion, respectively; and (3) student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) of $488 million and $547 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(d)	Nonaccrual loans included $1.9 billion of Chapter 7 loans at June 30, 2013.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the net charge-off rate.

(f)	The allowance for loan losses for PCI loans was $5.7 billion at both June 30, 2013 and 2012; this amount was also excluded from the applicable ratios.

Consumer & Business Banking

Selected financial statement data(a)
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Revenue
Lending- and deposit-related fees	$717	$770	(7)%	$1,428	$1,512	(6)%
Asset management, administration and commissions	454	415	9	880	827	6
Card income	378	344	10	727	659	10
All other income	124	126	(2)	243	253	(4)
Noninterest revenue	1,673	1,655	1	3,278	3,251	1
Net interest income	2,614	2,661	(2)	5,186	5,314	(2)
Total net revenue	4,287	4,316	(1)	8,464	8,565	(1)

Provision for credit losses	74	(2)	NM	135	94	44

Noninterest expense	3,042	2,757	10	6,083	5,630	8
Income before income tax expense	1,171	1,561	(25)	2,246	2,841	(21)
Net income	$698	$931	(25)	$1,339	$1,694	(21)

Return on common equity	25%	42%		25%	38%
Overhead ratio	71	64		72	66
Overhead ratio, excluding core deposit intangibles(b)	70	63		71	65
Equity (period-end and average)	$11,000	$9,000	22%	$11,000	$9,000	22%

(a)	For the 2012 periods, certain income statement line items were revised to reflect the transfer of certain functions and staff from Corporate/Private Equity to CCB, effective January 1, 2013.

(b)
Consumer & Business Banking (“CBB”) uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excluded CBB’s CDI amortization expense related to prior business combination transactions of $41 million and $50 million for the three months ended June 30, 2013 and 2012, respectively, and $82 million and $101 million for the six months ended June 30, 2013 and 2012, respectively.

Quarterly results
Consumer & Business Banking net income was $698 million, a decrease of $233 million, or 25%, compared with the prior year, due to higher noninterest expense, a small benefit in the prior-year provision for credit losses and lower net revenue.
Net revenue was $4.3 billion, down 1% compared with the prior year. Net interest income was $2.6 billion, down 2% compared with the prior year, driven by lower deposit margins, predominantly offset by higher deposit balances. Noninterest revenue was $1.7 billion, an increase of 1%, driven by higher debit card revenue and investment sales revenue, predominantly offset by lower deposit-related fees.
The provision for credit losses and net charge-offs were both $74 million, compared with a benefit of $2 million and net charge-offs of $98 million in the prior year.
Noninterest expense was $3.0 billion, up 10% from the prior year, primarily driven by investments in the business and certain adjustments in the prior year.

Year-to-date results
Consumer & Business Banking net income was $1.3 billion, a decrease of $355 million, or 21%, compared with the prior year, due to higher noninterest expense, lower net revenue and a higher provision for credit losses.
Net revenue was $8.5 billion, down 1% compared with the prior year. Net interest income was $5.2 billion, down 2% compared with the prior year, driven by lower deposit margins, predominantly offset by the impact of higher deposit balances. Noninterest revenue was $3.3 billion, an increase of 1%, driven by higher debit card revenue and investment sales revenue, largely offset by lower deposit-related fees.
The provision for credit losses and net charge-offs were both $135 million, compared with a provision for credit losses of $94 million and net charge-offs of $194 million in the prior year.
Noninterest expense was $6.1 billion, up 8% from the prior year, primarily driven by investments in the business and certain adjustments in the prior year.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios and where otherwise noted)	2013	2012	Change	2013	2012	Change
Business metrics
Business banking origination volume	$1,317	$1,787	(26)%	$2,551	$3,327	(23)%
Period-end loans	18,950	18,218	4	18,950	18,218	4
Period-end deposits:(a)
Checking	179,801	156,482	15	179,801	156,482	15
Savings	228,879	203,910	12	228,879	203,910	12
Time and other	29,255	34,406	(15)	29,255	34,406	(15)
Total period-end deposits	437,935	394,798	11	437,935	394,798	11
Average loans	18,758	17,934	5	18,734	17,800	5
Average deposits:(a)
Checking	175,496	151,770	16	172,115	149,632	15
Savings	227,453	202,685	12	224,440	199,942	12
Time and other	29,840	35,099	(15)	30,432	35,609	(15)
Total average deposits	432,789	389,554	11	426,987	385,183	11
Deposit margin	2.31%	2.62%		2.34%	2.65%
Average assets(a)	$37,250	$33,763	10	$36,779	$34,030	8
Credit data and quality statistics
Net charge-offs	$74	$98	(24)	$135	$194	(30)
Net charge-off rate	1.58%	2.20%		1.45%	2.19%
Allowance for loan losses	$697	$698	—	$697	$698	—
Nonperforming assets	461	597	(23)	461	597	(23)
Retail branch business metrics
Investment sales volume	$9,463	$6,171	53	$18,683	$12,769	46
Client investment assets	171,925	147,641	16	171,925	147,641	16
% managed accounts	33%	26%		33%	26%
Number of:
Chase Private Client locations	1,691	738	129	1,691	738	129
Personal bankers	22,825	24,052	(5)	22,825	24,052	(5)
Sales specialists	6,326	6,179	2	6,326	6,179	2
Client advisors	3,024	3,075	(2)	3,024	3,075	(2)
Chase Private Clients	165,331	50,649	226	165,331	50,649	226
Accounts (in thousands)(b)	28,937	27,406	6%	28,937	27,406	6%

(a)	For the 2012 periods, certain balance sheet line items were revised to reflect the transfer of certain functions and staff from Corporate/Private Equity to CCB, effective January 1, 2013.

(b)	Includes checking accounts and Chase LiquidSM cards.

Mortgage Banking

Selected financial statement data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Revenue
Mortgage fees and related income	$1,819	$2,265	(20)%	$3,269	$4,273	(23)%
All other income	101	123	(18)	194	254	(24)
Noninterest revenue	1,920	2,388	(20)	3,463	4,527	(24)
Net interest income	1,138	1,221	(7)	2,313	2,471	(6)
Total net revenue	3,058	3,609	(15)	5,776	6,998	(17)

Provision for credit losses	(657)	(553)	(19)	(855)	(745)	(15)

Noninterest expense	1,834	1,984	(8)	3,640	4,127	(12)
Income before income tax expense	1,881	2,178	(14)	2,991	3,616	(17)
Net income	$1,142	$1,321	(14)	$1,815	$2,300	(21)

Return on common equity	23%	30%		19%	26%
Overhead ratio	60	55		63	59
Equity (period-end and average)	$19,500	$17,500	11%	$19,500	$17,500	11%
Quarterly results
Mortgage Banking net income was $1.1 billion, a decrease of $179 million, or 14%, compared with prior year, driven by lower net revenue, partially offset by lower noninterest expense and lower provision for credit losses.
Net revenue was $3.1 billion, a decrease of $551 million compared with the prior year. Net interest income was $1.1 billion, a decrease of $83 million, or 7%, driven by lower loan balances due to portfolio runoff. Noninterest revenue was $1.9 billion, a decrease of $468 million, driven by lower mortgage fees and related income.
The provision for credit losses was a benefit of $657 million, compared with a benefit of $553 million in the prior year. The current quarter reflected a $950 million reduction in the allowance for loan losses due to lower estimated losses reflecting continued home price improvement and favorable delinquency trends across all products, compared with a reduction of $1.25 billion in the prior year.
Noninterest expense was $1.8 billion, a decrease of $150 million from with the prior year, due to lower servicing expenses, including lower costs associated with the Independent Foreclosure Review, partially offset by higher headcount-related expense as Mortgage Production built origination capacity.

Year-to-date results
Mortgage Banking net income was $1.8 billion, a decrease of $485 million, or 21%, compared with prior year, driven by lower net revenue, partially offset by lower noninterest expense and lower provision for credit losses.
Net revenue was $5.8 billion, a decrease of $1.2 billion compared with the prior year. Net interest income was $2.3 billion, a decrease of $158 million, or 6%, driven by lower loan balances due to portfolio runoff. Noninterest revenue was $3.5 billion, a decrease of $1.1 billion, driven by lower mortgage fees and related income.
The provision for credit losses was a benefit of $855 million, compared with a benefit of $745 million in the prior year. The current year reflected a $1.6 billion reduction in the allowance for loan losses due to lower estimated losses reflecting continued home price improvement and favorable delinquency trends across all products, compared with a reduction of $2.25 billion in the prior year.
Noninterest expense was $3.6 billion, a decrease of $487 million from the prior year, due to lower servicing expenses, including lower costs associated with the Independent Foreclosure Review, partially offset by higher headcount-related expense as Mortgage Production built origination capacity.

Functional results
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Mortgage Production
Production revenue	$1,064	$1,362	(22)%	$2,059	$2,794	(26)%
Production-related net interest & other income	222	199	12	445	386	15
Production-related revenue, excluding repurchase losses	1,286	1,561	(18)	2,504	3,180	(21)
Production expense(a)	720	620	16	1,430	1,193	20
Income, excluding repurchase losses	566	941	(40)	1,074	1,987	(46)
Repurchase losses	16	(10)	NM	(65)	(312)	79
Income before income tax expense	582	931	(37)	1,009	1,675	(40)

Mortgage Servicing
Loan servicing revenue	945	1,004	(6)	1,881	2,043	(8)
Servicing-related net interest & other income	110	108	2	210	220	(5)
Servicing-related revenue	1,055	1,112	(5)	2,091	2,263	(8)
Changes in MSR asset fair value due to collection/realization of expected cash flows	(285)	(327)	13	(543)	(678)	20
Default servicing expense	475	705	(33)	972	1,595	(39)
Core servicing expense	240	248	(3)	480	509	(6)
Income/(loss), excluding MSR risk management	55	(168)	NM	96	(519)	NM
MSR risk management, including related net interest income/(expense)	78	233	(67)	(64)	424	NM
Income/(loss) before income tax expense/(benefit)	133	65	105	32	(95)	NM

Real Estate Portfolios
Noninterest revenue	(34)	13	NM	(51)	21	NM
Net interest income	942	1,027	(8)	1,904	2,100	(9)
Total net revenue	908	1,040	(13)	1,853	2,121	(13)

Provision for credit losses	(662)	(554)	(19)	(864)	(746)	(16)

Noninterest expense	404	412	(2)	767	831	(8)
Income before income tax expense	1,166	1,182	(1)	1,950	2,036	(4)
Mortgage Banking income before income tax expense	$1,881	$2,178	(14)	$2,991	$3,616	(17)
Mortgage Banking net income	$1,142	$1,321	(14)%	$1,815	$2,300	(21)%

Overhead ratios
Mortgage Production	55%	40%		58%	42%
Mortgage Servicing	84	94		98	105
Real Estate Portfolios	44	40		41	39

(a)	Includes provision for credit losses associated with Mortgage Production.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Supplemental mortgage fees and related income details
Net production revenue:
Production revenue	$1,064	$1,362	(22)%	$2,059	$2,794	(26)%
Repurchase losses	16	(10)	NM	(65)	(312)	79
Net production revenue	1,080	1,352	(20)	1,994	2,482	(20)
Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	945	1,004	(6)	1,881	2,043	(8)
Changes in MSR asset fair value due to collection/realization of expected cash flows	(285)	(327)	13	(543)	(678)	20
Total operating revenue	660	677	(3)	1,338	1,365	(2)
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	1,072	(1,193)	NM	1,618	(549)	NM
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(36)	76	NM	(273)	28	NM
Changes in derivative fair value and other	(957)	1,353	NM	(1,408)	947	NM
Total risk management	79	236	(67)	(63)	426	NM
Total net mortgage servicing revenue	739	913	(19)	1,275	1,791	(29)
Mortgage fees and related income	$1,819	$2,265	(20)%	$3,269	$4,273	(23)%

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

Quarterly results
Mortgage Production pretax income was $582 million, a decrease of $349 million from the prior year, reflecting lower revenue margins and higher expense, partially offset by higher volumes and lower repurchase losses. Mortgage production-related revenue, excluding repurchase losses, was $1.3 billion, a decrease of $275 million, or 18%, from the prior year, reflecting lower revenue margins. Production expense was $720 million, an increase of $100 million from the prior year, driven by higher headcount-related expense as the business built origination capacity. Repurchase losses for the current quarter reflected a benefit of $16 million, compared with losses of $10 million in the prior year. The current quarter reflected a $185 million reduction in the repurchase liability and lower realized repurchase losses compared with prior year. For further information, see Mortgage repurchase liability on pages 55–59 of this Form 10-Q.
Mortgage Servicing pretax income was $133 million, an increase of $68 million from the prior year. Mortgage servicing revenue, including changes to the MSR asset fair value, was $770 million, a decrease of $15 million, or 2%, from the prior year. MSR risk management income, including related net interest expense, was $78 million, compared with $233 million in the prior year, driven by the net impact of various changes in model inputs and assumptions. See Note 16 on pages 184–187 of this Form 10-Q for further information regarding changes in value of the MSR asset and related hedges. Servicing expense was

$715 million, a decrease of $238 million from the prior year, reflecting lower servicing headcount and lower costs associated with the Independent Foreclosure Review.
Real Estate Portfolios pretax income was $1.2 billion, down $16 million from the prior year. Net revenue was $908 million, a decrease of $132 million, or 13%, from the prior year. The decrease was largely driven by a decline in net interest income, resulting from lower loan balances due to portfolio runoff. The provision for credit losses was a benefit of $662 million, compared with a benefit of $554 million in the prior year. The current-quarter provision reflected a $950 million reduction in the allowance for loan losses due to lower estimated losses reflecting continued home price improvement and favorable delinquency trends, compared with a reduction of $1.25 billion in the prior year. Current-quarter net charge-offs totaled $288 million, compared with $696 million in the prior year. See Consumer Credit Portfolio on pages 74–83 of this Form 10-Q for the net charge-off amounts and rates. Noninterest expense was $404 million, a decrease of $8 million, or 2%, compared with the prior year.
Year-to-date results
Mortgage Production pretax income was $1.0 billion, a decrease of $666 million from the prior year, reflecting lower revenue margins and higher expense, partially offset by higher volumes and lower repurchase losses. Mortgage production-related revenue, excluding repurchase losses, was $2.5 billion, a decrease of $676 million, or 21%, from the prior year, reflecting lower revenue margins, partially offset by higher volumes. Production expense was $1.4 billion, an increase of $237 million from the prior year, driven by higher headcount-related expense as the business built origination capacity. Repurchase losses were $65 million, compared with $312 million in the prior year. The current year reflected a $285 million reduction in the repurchase liability and lower realized repurchase losses compared with prior year. For further information, see Mortgage repurchase liability on pages 55–59 of this Form 10-Q.
Mortgage Servicing pretax income was $32 million, an increase of $127 million from the prior year. Mortgage servicing revenue, including changes to the MSR asset fair value was $1.5 billion, a decrease of $37 million, or 2%, from the prior year. MSR risk management, including related net interest expense, was a loss of $64 million, compared with income of $424 million in the prior year, driven by the net impact of various changes in model inputs and assumptions. See Note 16 on pages 184–187 of this Form 10-Q for further information regarding changes in value of the MSR asset and related hedges. Servicing expense was $1.5 billion, a decrease of $652 million from the prior year, reflecting lower costs associated with the Independent Foreclosure Review, lower servicing headcount and the impact of approximately $150 million for foreclosure-related matters in the prior year.
Real Estate Portfolios pretax income was $2.0 billion, down $86 million from the prior year. Net revenue was $1.9 billion, a decrease of $268 million, or 13%, from the prior year. The decrease was largely driven by a decline in net interest income, resulting from lower loan balances due to portfolio runoff. The provision for credit losses was a benefit of $864 million, compared with a benefit of $746 million in the prior year. The current-year provision reflected a $1.6 billion reduction in the allowance for loan losses due to lower estimated losses reflecting continued home price improvement and favorable delinquency trends, compared with a reduction of $2.25 billion in the prior year. Current-year net charge-offs totaled $736 million, compared with $1.5 billion in the prior year. See Consumer Credit Portfolio on pages 74–83 of this Form 10-Q for the net charge-off amounts and rates. Noninterest expense was $767 million, a decrease of $64 million, or 8%, compared with the prior year, primarily driven by lower foreclosed asset expense due to lower foreclosure inventory.
PCI Loans
Included within Real Estate Portfolios are PCI loans that the Firm acquired in the Washington Mutual transaction. For PCI loans, the excess of the undiscounted gross cash flows expected to be collected over the carrying value of the loans (the “accretable yield”) is accreted into interest income at a level rate of return over the expected life of the loans.
The net spread between the PCI loans and the related liabilities are expected to be relatively constant over time, except for any basis risk or other residual interest rate risk that remains and for certain changes in the accretable yield percentage (e.g., from extended loan liquidation periods and from prepayments). As of June 30, 2013, the remaining weighted-average life of the PCI loan portfolio is expected to be 8 years. The loan balances are expected to decline more rapidly over the next three to four years as the most troubled loans are liquidated, and more slowly thereafter as the remaining troubled borrowers have limited refinancing opportunities. Similarly, default and servicing expense are expected to be higher in the earlier years and decline over time as liquidations slow down.
To date the impact of the PCI loans on Real Estate Portfolios’ net income has been negative. This is largely due to the provision for loan losses recognized subsequent to their acquisition, and the higher level of default and servicing expense associated with the portfolio. Over time, the Firm expects that this portfolio will contribute positively to net income.
For further information, see Note 14, PCI loans, on pages 168–169 of this Form 10-Q.

Mortgage Production and Mortgage Servicing
Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Selected balance sheet data
Period-end loans:
Prime mortgage, including option ARMs(a)	$15,567	$17,454	(11)%	$15,567	$17,454	(11)%
Loans held-for-sale and loans at fair value(b)	15,274	14,254	7	15,274	14,254	7
Average loans:
Prime mortgage, including option ARMs(a)	16,933	17,478	(3)	17,242	17,358	(1)
Loans held-for-sale and loans at fair value(b)	18,199	17,694	3	19,682	16,658	18
Average assets	59,880	60,534	(1)	62,037	59,698	4
Repurchase liability (period-end)	2,245	2,997	(25)	2,245	2,997	(25)
Credit data and quality statistics
Net charge-offs:
Prime mortgage, including option ARMs	5	1	400	9	1	NM
Net charge-off rate:
Prime mortgage, including option ARMs	0.12%	0.02%		0.11%	0.01%
30+ day delinquency rate(c)	3.46	3.00		3.46	3.00
Nonperforming assets(d)	$707	$708	—%	$707	$708	—%

(a)
Predominantly represents prime mortgage loans repurchased from Government National Mortgage Association (“Ginnie Mae”) pools, which are insured by U.S. government agencies. See further discussion of loans repurchased from Ginnie Mae pools in Mortgage repurchase liability on pages 55–59 and Note 21 on pages 193–197 of this Form

10-Q.

(b)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets.

(c)
At June 30, 2013 and 2012, excluded mortgage loans insured by U.S. government agencies of $11.2 billion and $13.0 billion, respectively, that are 30 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 13 on pages 153–175 of this Form 10-Q which summarizes loan delinquency information.

(d)
At June 30, 2013 and 2012, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $10.1 billion and $11.9 billion, respectively, that are 90 or more days past due; and (2) real estate owned insured by U.S. government agencies of $1.8 billion and $1.3 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 13 on pages 153–175 of this Form 10-Q which summarizes loan delinquency information.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in billions, except ratios)	2013	2012	Change	2013	2012	Change
Business metrics
Mortgage origination volume by channel
Retail	$23.3	$26.1	(11)%	$49.5	49.5	—%
Wholesale(a)	0.1	0.2	(50)	0.2	0.2	—
Correspondent(a)	25.6	17.6	45	52.0	32.6	60
Total mortgage origination volume(b)	$49.0	$43.9	12	$101.7	$82.3	24
Mortgage application volume by channel
Retail	$36.8	$43.1	(15)	$71.5	$83.1	(14)
Wholesale(a)	—	0.1	NM	0.2	0.3	(33)
Correspondent(a)	28.2	23.7	19	53.8	43.4	24
Total mortgage application volume	$65.0	$66.9	(3)	$125.5	$126.8	(1)
Third-party mortgage loans serviced (period-end)	$832.0	$860.0	(3)	$832.0	$860.0	(3)
Third-party mortgage loans serviced (average)	840.6	866.7	(3)	847.4	879.6	(4)
MSR carrying value (period-end)	9.3	7.1	31%	9.3	7.1	31%
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	1.12%	0.83%		1.12%	0.83%
Ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average)	0.41	0.47		0.42	0.47
MSR revenue multiple(c)	2.73x	1.77x		2.67x	1.77x

(a)
Includes rural housing loans sourced through brokers and correspondents, which are underwritten and closed with pre-funding loan approval from the U.S. Department of Agriculture Rural Development, which acts as the guarantor in the transaction.

(b)
Firmwide mortgage origination volume was $52.0 billion and $46.0 billion for the three months ended June 30, 2013 and 2012, respectively, and $107.1 billion and $86.5 billion for the six months ended June 30, 2013 and 2012, respectively.

(c)
Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

Real Estate Portfolios
Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Loans, excluding PCI
Period-end loans owned:
Home equity	$62,326	$72,833	(14)%	$62,326	$72,833	(14)%
Prime mortgage, including option ARMs	44,003	42,037	5	44,003	42,037	5
Subprime mortgage	7,703	8,945	(14)	7,703	8,945	(14)
Other	589	675	(13)	589	675	(13)
Total period-end loans owned	$114,621	$124,490	(8)	$114,621	$124,490	(8)
Average loans owned:
Home equity	$63,593	$74,069	(14)	$64,856	$75,334	(14)
Prime mortgage, including option ARMs	43,007	42,543	1	42,411	43,122	(2)
Subprime mortgage	7,840	9,123	(14)	7,989	9,304	(14)
Other	597	684	(13)	608	696	(13)
Total average loans owned	$115,037	$126,419	(9)	$115,864	$128,456	(10)
PCI loans
Period-end loans owned:
Home equity	$19,992	$21,867	(9)	$19,992	$21,867	(9)
Prime mortgage	12,976	14,395	(10)	12,976	14,395	(10)
Subprime mortgage	4,448	4,784	(7)	4,448	4,784	(7)
Option ARMs	19,320	21,565	(10)	19,320	21,565	(10)
Total period-end loans owned	$56,736	$62,611	(9)	$56,736	$62,611	(9)
Average loans owned:
Home equity	$20,245	$22,076	(8)	$20,494	$22,282	(8)
Prime mortgage	13,152	14,590	(10)	13,337	14,783	(10)
Subprime mortgage	4,488	4,824	(7)	4,538	4,869	(7)
Option ARMs	19,618	21,823	(10)	19,920	22,109	(10)
Total average loans owned	$57,503	$63,313	(9)	$58,289	$64,043	(9)
Total Real Estate Portfolios
Period-end loans owned:
Home equity	$82,318	$94,700	(13)	$82,318	$94,700	(13)
Prime mortgage, including option ARMs	76,299	77,997	(2)	76,299	77,997	(2)
Subprime mortgage	12,151	13,729	(11)	12,151	13,729	(11)
Other	589	675	(13)	589	675	(13)
Total period-end loans owned	$171,357	$187,101	(8)	$171,357	$187,101	(8)
Average loans owned:
Home equity	$83,838	$96,145	(13)	$85,350	$97,616	(13)
Prime mortgage, including option ARMs	75,777	78,956	(4)	75,668	80,014	(5)
Subprime mortgage	12,328	13,947	(12)	12,527	14,173	(12)
Other	597	684	(13)	608	696	(13)
Total average loans owned	$172,540	$189,732	(9)	$174,153	$192,499	(10)
Average assets	$163,593	$177,698	(8)	$164,975	$179,976	(8)
Home equity origination volume	499	360	39%	901	672	34%

Credit data and quality statistics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Net charge-offs, excluding PCI loans
Home equity	$236	$466	(49)%	$569	$1,008	(44)%
Prime mortgage, including option ARMs	16	114	(86)	60	245	(76)
Subprime mortgage	33	112	(71)	100	242	(59)
Other	3	4	(25)	7	9	(22)
Total net charge-offs, excluding PCI loans	$288	$696	(59)	$736	$1,504	(51)
Net charge-off rate, excluding PCI loans:
Home equity	1.49%	2.53%		1.77%	2.69%
Prime mortgage, including option ARMs	0.15	1.08		0.29	1.14
Subprime mortgage	1.69	4.94		2.52	5.23
Other	2.02	2.35		2.32	2.60
Total net charge-off rate, excluding PCI loans	1.00	2.21		1.28	2.35
Net charge-off rate – reported:
Home equity	1.13%	1.95%		1.34%	2.08%
Prime mortgage, including option ARMs	0.08	0.58		0.16	0.62
Subprime mortgage	1.07	3.23		1.61	3.43
Other	2.02	2.35		2.32	2.60
Total net charge-off rate – reported	0.67	1.48		0.85	1.57
30+ day delinquency rate, excluding PCI loans(a)	4.17%	5.16%		4.17%	5.16%
Allowance for loan losses, excluding PCI loans	$3,268	$6,468	(49)	$3,268	$6,468	(49)
Allowance for PCI loans	5,711	5,711	—	5,711	5,711	—
Allowance for loan losses	$8,979	$12,179	(26)	$8,979	$12,179	(26)
Nonperforming assets(b)(c)	7,801	7,340	6%	7,801	7,340	6%
Allowance for loan losses to period-end loans retained	5.24%	6.51%		5.24%	6.51%
Allowance for loan losses to period-end loans retained, excluding PCI loans	2.85	5.20		2.85	5.20

(a)	The 30+ day delinquency rate for PCI loans was 17.92% and 21.38% at June 30, 2013 and 2012, respectively.

(b)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(c)	Beginning September 30, 2012, nonperforming assets included Chapter 7 loans.

Card, Merchant Services & Auto

Selected financial statement data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Revenue
Card income	$1,067	$1,015	5%	$2,080	$1,963	6%
All other income	261	231	13	506	534	(5)
Noninterest revenue	1,328	1,246	7	2,586	2,497	4
Net interest income	3,342	3,279	2	6,804	6,742	1
Total net revenue	4,670	4,525	3	9,390	9,239	2

Provision for credit losses	564	734	(23)	1,250	1,472	(15)

Noninterest expense	1,988	2,096	(5)	3,931	4,125	(5)
Income before income tax expense	2,118	1,695	25	4,209	3,642	16
Net income	$1,249	$1,030	21	$2,521	$2,213	14

Return on common equity	32%	25%		33%	27%
Overhead ratio	43	46		42	45
Equity (period-end and average)	$15,500	$16,500	(6)%	$15,500	$16,500	(6)%
Quarterly results
Card, Merchant Services & Auto net income was $1.2 billion, an increase of $219 million, or 21%, compared with the prior year, driven by lower provision for credit losses, higher net revenue and lower noninterest expense.
Net revenue was $4.7 billion, up $145 million, or 3%, compared with the prior year. Net interest income was $3.3 billion, up $63 million compared with the prior year. The impact of lower revenue reversals associated with lower net charge-offs in Credit Card was largely offset by lower average credit card loan balances and spread compression in Auto. Noninterest revenue was $1.3 billion, up $82 million compared with the prior year, primarily driven by higher merchant servicing revenue, auto lease income and net interchange income.
The provision for credit losses was $564 million, compared with $734 million in the prior year. The current-quarter provision reflected lower net charge-offs and a $550 million reduction in the allowance for loan losses due to lower estimated losses reflecting improved delinquency trends. The prior-year provision included a $751 million reduction in the allowance for loan losses. The Credit Card net charge-off rate1 was 3.31%, down from 4.32% in the prior year; and the 30+ day delinquency rate1 was 1.69%, down from 2.13% in the prior year. The Auto net charge-off rate was 0.18%, up from 0.17% in the prior year.
Noninterest expense was $2.0 billion, a decrease of $108 million, or 5%, from the prior year, primarily driven by lower remediation expense, inclusive of a current-quarter charge, related to an exited non-core product.

Year-to-date results
Card, Merchant Services & Auto net income was $2.5 billion, an increase of $308 million, or 14%, compared with the prior year, driven by lower provision for credit losses, lower noninterest expense and higher net revenue.
Net revenue was $9.4 billion, up $151 million, or 2%, compared with the prior year. Net interest income was $6.8 billion, up $62 million compared with the prior year. The impact of lower revenue reversals associated with lower net charge-offs in Credit Card was largely offset by lower average credit card loan balances and spread compression in Auto. Noninterest revenue was $2.6 billion, up $89 million compared with the prior year, primarily driven by higher net interchange income, merchant servicing revenue and auto lease income, partially offset by a gain on an investment security in the prior year.
The provision for credit losses was $1.3 billion, compared with $1.5 billion in the prior year. The current-year provision reflected lower net charge-offs and a $1.1 billion reduction in the allowance for loan losses due to lower estimated losses reflecting improved delinquency trends. The prior-year provision included a $1.5 billion reduction in the allowance for loan losses. The Credit Card net charge-off rate1 was 3.43%, down from 4.34% in the prior year. The Auto net charge-off rate was 0.25%, up from 0.23% in the prior year.
Noninterest expense was $3.9 billion, a decrease of $194 million, or 5%, from the prior year, primarily driven by lower remediation expense, inclusive of a current-period charge, related to an exited non-core product.
1 The net charge-off and 30+ day delinquency rates presented for credit card loans, which include loans held-for-sale, are non-GAAP financial measures. Management uses this as an additional measure to assess the performance of the portfolio.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios and where otherwise noted)	2013	2012	Change	2013	2012	Change
Selected balance sheet data (period-end)
Loans:
Credit Card	$124,288	$124,705	—%	$124,288	$124,705	—%
Auto	50,865	48,468	5	50,865	48,468	5
Student	11,040	12,232	(10)	11,040	12,232	(10)
Total loans	$186,193	$185,405	—	$186,193	$185,405	—
Selected balance sheet data (average)
Total assets	$196,921	$197,301	—	$196,778	$198,375	(1)
Loans:
Credit Card	122,855	125,195	(2)	123,208	126,405	(3)
Auto	50,677	48,273	5	50,362	47,989	5
Student	11,172	12,944	(14)	11,315	13,146	(14)
Total loans	$184,704	$186,412	(1)	$184,885	$187,540	(1)
Business metrics
Credit Card, excluding Commercial Card
Sales volume (in billions)	$105.2	$96.0	10	$199.9	$182.9	9
New accounts opened	1.5	1.6	(6)	3.2	3.3	(3)
Open accounts	64.8	63.7	2	64.8	63.7	2
Accounts with sales activity	30.0	29.3	2	30.0	29.3	2
% of accounts acquired online	53%	49%		52%	48%
Merchant Services (Chase Paymentech Solutions)
Merchant processing volume (in billions)	$185.0	$160.2	15	$360.8	$313.0	15
Total transactions (in billions)	8.8	7.1	24	17.1	13.9	23
Auto & Student
Origination volume (in billions)
Auto	$6.8	$5.8	17	$13.3	$11.6	15
Student	—	—	—%	0.1	0.1	—%

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Credit data and quality statistics
Net charge-offs:
Credit Card	$1,014	$1,345	(25)%	$2,096	$2,731	(23)%
Auto	23	21	10	63	54	17
Student	77	119	(35)	141	188	(25)
Total net charge-offs	$1,114	$1,485	(25)	$2,300	$2,973	(23)
Net charge-off rate:
Credit Card(a)	3.31%	4.35%		3.43%	4.37%
Auto	0.18	0.17		0.25	0.23
Student	2.76	3.70		2.51	2.88
Total net charge-off rate	2.42	3.22		2.51	3.20
Delinquency rates
30+ day delinquency rate:
Credit Card(b)	1.69	2.14		1.69	2.14
Auto	0.95	0.90		0.95	0.90
Student(c)	2.23	1.95		2.23	1.95
Total 30+ day delinquency rate	1.52	1.80		1.52	1.80
90+ day delinquency rate – Credit Card(b)	0.82	1.04		0.82	1.04
Nonperforming assets(d)(e)	$243	$219	11	$243	$219	11
Allowance for loan losses:
Credit Card	$4,445	$5,499	(19)	$4,445	$5,499	(19)
Auto & Student	954	1,009	(5)	$954	$1,009	(5)
Total allowance for loan losses	$5,399	$6,508	(17)%	$5,399	$6,508	(17)%
Allowance for loan losses to period-end loans:
Credit Card(b)	3.58%	4.41%		3.58%	4.41%
Auto & Student	1.54	1.66		1.54	1.66
Total allowance for loan losses to period-end loans	2.90	3.51		2.90	3.51

(a)
Average credit card loans included loans held-for-sale of $782 million for the three months ended June 30, 2012 and $801 million for the six months ended June 30, 2012. These amounts are excluded when calculating the net charge-off rate. There were no loans held-for-sale for the three and six months ended June 30, 2013.

(b)
Period-end credit card loans included loans held-for-sale of $112 million at June 30, 2012. This amount is excluded when calculating delinquency rates and the allowance for loan losses to period-end loans. No allowance for loan losses was recorded for these loans. There were no loans held-for-sale at June 30, 2013.

(c)
Excluded student loans insured by U.S. government agencies under the FFELP of $812 million and $931 million at June 30, 2013 and 2012, respectively, that are 30 or more days past due. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(d)
Nonperforming assets excluded student loans insured by U.S. government agencies under the FFELP of $488 million and $547 million at June 30, 2013 and 2012, respectively, that are 90 or more days past due. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(e)	Beginning September 30, 2012, nonperforming assets included Chapter 7 loans.

Card Services supplemental information
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Revenue
Noninterest revenue	$994	$953	4%	$1,932	$1,902	2%
Net interest income	2,863	2,755	4	5,833	5,683	3
Total net revenue	3,857	3,708	4	7,765	7,585	2

Provision for credit losses	464	595	(22)	1,046	1,231	(15)

Noninterest expense	1,537	1,703	(10)	3,038	3,339	(9)
Income before income tax expense	1,856	1,410	32	3,681	3,015	22
Net income	$1,093	$860	27%	$2,206	$1,839	20%

Percentage of average loans:
Noninterest revenue	3.25%	3.06%		3.16%	3.03%
Net interest income	9.35	8.85		9.55	9.04
Total net revenue	12.59	11.91		12.71	12.07

CORPORATE & INVESTMENT BANK

For a discussion of the business profile on CIB, see pages 92–95 of JPMorgan Chase’s 2012 Annual Report and the Introduction on page 4 of this Form 10-Q.
CIB provides several non-GAAP financial measures which exclude the impact of DVA on: net revenue, net income, compensation ratio, and return on equity. The ratio for the allowance for loan losses to end-of-period loans is calculated excluding the impact of trade finance and consolidated Firm-administered multi-seller conduits, to provide a more meaningful assessment of CIB’s allowance coverage ratio. These measures are used by management to assess the underlying performance of the business and for comparability with peers.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Revenue
Investment banking fees	$1,717	$1,245	38%	$3,150	$2,620	20%
Principal transactions(a)	3,288	3,070	7	7,249	6,281	15
Lending- and deposit-related fees	486	488	—	959	963	—
Asset management, administration and commissions	1,289	1,207	7	2,456	2,426	1
All other income	391	251	56	714	459	56
Noninterest revenue	7,171	6,261	15	14,528	12,749	14
Net interest income	2,705	2,725	(1)	5,488	5,575	(2)
Total net revenue(b)	9,876	8,986	10	20,016	18,324	9

Provision for credit losses	(6)	29	NM	5	26	(81)

Noninterest expense
Compensation expense	2,988	2,718	10	6,364	6,341	—
Noncompensation expense	2,754	2,575	7	5,489	5,163	6
Total noninterest expense	5,742	5,293	8	11,853	11,504	3
Income before income tax expense	4,140	3,664	13	8,158	6,794	20
Income tax expense	1,302	1,288	1	2,710	2,385	14
Net income	$2,838	$2,376	19%	$5,448	$4,409	24%

(a)
Includes DVA on structured notes and derivative liabilities measured at fair value. DVA gains/(losses) were $355 million and $755 million for the three months ended June 30, 2013 and 2012, and $481 million and $(152) million for the six months ended June 30, 2013 and 2012, respectively.

(b)
Included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments, as well as tax-exempt income from municipal bond investments of $550 million and $494 million for the three months ended June 30, 2013 and 2012, and $1.1 million and $1.0 billion for the six months ended June 30, 2013 and 2012, respectively.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Financial ratios
Return on common equity(a)	20%	20%		19%	19%
Overhead ratio	58	59		59	63
Compensation expense as a percentage of total net revenue(b)	30	30		32	35
Revenue by business
Advisory	$304	$356	(15)%	$559	$637	(12)%
Equity underwriting	457	250	83	730	526	39
Debt underwriting	956	639	50	1,861	1,457	28
Total investment banking fees	1,717	1,245	38	3,150	2,620	20
Treasury Services	1,051	1,074	(2)	2,095	2,126	(1)
Lending	373	370	1	871	592	47
Total Banking	3,141	2,689	17	6,116	5,338	15
Fixed Income Markets(c)	4,078	3,493	17	8,830	8,509	4
Equity Markets	1,296	1,043	24	2,636	2,467	7
Securities Services	1,087	1,078	1	2,061	2,040	1
Credit Adjustments & Other(d)(e)	274	683	(60)	373	(30)	NM
Total Markets & Investor Services	6,735	6,297	7	13,900	12,986	7
Total net revenue	$9,876	$8,986	10%	$20,016	$18,324	9%

(a)
Return on equity excluding DVA, a non-GAAP financial measure, was 19% and 16% for the three months ended June 30, 2013 and 2012, and 18% and 19% for the six months ended June 30, 2013 and 2012, respectively.

(b)
Compensation expense as a percentage of total net revenue excluding DVA, a non-GAAP financial measure, was 31% and 33% for the three months ended June 30, 2013 and 2012, and 33% and 34% for the six months ended June 30, 2013 and 2012, respectively.

(c)	Includes results of the synthetic credit portfolio that was transferred from CIO effective July 2, 2012.

(d)
Primarily includes credit portfolio credit valuation adjustments (“CVA”) net of associated hedging activities; DVA on structured notes and derivative liabilities; and nonperforming derivative receivable results.

(e)
Includes DVA on structured notes and derivative liabilities measured at fair value. DVA gains/(losses) were $355 million and $755 million for the three months ended June 30, 2013 and 2012, and $481 million and $(152) million for the six months ended June 30, 2013 and 2012, respectively.

Quarterly results
Net income was $2.8 billion, up 19% compared with the prior year. These results primarily reflected higher net revenue, partially offset by higher noninterest expense. Net revenue was $9.9 billion, compared with $9.0 billion in the prior year. Net revenue included a $355 million gain from DVA on structured notes and derivative liabilities resulting from the widening of the Firm’s credit spreads; the prior year included a gain from DVA of $755 million. Excluding the impact of DVA, net income was $2.6 billion, up 37% from the prior year, and net revenue was $9.5 billion, up 16% from the prior year.
Banking revenue was $3.1 billion, compared with $2.7 billion in the prior year. Investment banking fees were $1.7 billion (up 38%), driven by higher debt underwriting fees of $956 million (up 50%) despite weaker credit markets towards the end of the second quarter, and equity underwriting fees of $457 million (up 83%), reflecting higher industry-wide issuance as well as a #1 ranking in equity capital markets wallet share for the quarter, according to Dealogic. These were partially offset by lower advisory fees of $304 million (down 15%) reflecting lower industry-wide M&A completed deal volumes for the second quarter compared with the prior year. Treasury Services revenue was $1.1 billion, down 2% compared with the prior year, driven by lower trade finance spreads, predominantly in Asia. Lending revenue was $373 million, primarily reflecting net interest income on retained loans and fees on lending-related commitments, compared with $370 million in the prior year.
Markets & Investor Services revenue was $6.7 billion, up 7% from the prior year. Fixed Income and Equity Markets combined revenue was $5.4 billion, up 18% from the prior year. Fixed Income markets revenue of $4.1 billion was up 17% from the prior year, reflecting solid client revenue as well as improved credit-related products performance, benefiting from reduced Eurozone uncertainty and a stronger U.S. housing market compared with the prior year. Equity markets revenue of $1.3 billion was up 24% from the prior year, driven by strong performance in equity derivatives and cash equities. Securities Services revenue was $1.1 billion, up 1% from the prior year. Growth in asset-based custody fees was consistent with growth in assets under custody of $18.9 trillion, which were up 7% from the prior year; this was predominantly offset by lower revenue in agent lending, due to lower balances and spreads, as well as securities clearance, due primarily to lower volumes. Credit Adjustments & Other revenue was $274 million, compared with $683 million in the prior year; both periods were predominantly driven by the impact of DVA.

The provision for credit losses was a benefit of $6 million, compared with a provision for credit losses of $29 million in the prior year. Net recoveries were $82 million compared with net recoveries of $10 million in the prior year. The ratio of the allowance for loan losses to period-end loans retained was 1.21%, compared with 1.31% in the prior year. Excluding the impact of the consolidation of Firm-administered multi-seller conduits and trade finance loans, the ratio of the allowance for loan losses to period-end loans retained was 2.35%, compared with 2.75% in the prior year.
Noninterest expense was $5.7 billion, up 8% from the prior year, primarily driven by higher compensation expense on increased revenue. The compensation ratio for the current quarter was 31%, excluding the impact of DVA.
Return on equity was 20% (19% excluding DVA) on $56.5 billion of average allocated capital.
Year-to-date results
Net income was $5.5 billion, up 24% compared with the prior year. These results reflected higher net revenue partially offset by higher noninterest expense. Net revenue was $20.0 billion, compared with $18.3 billion in the prior year. Net revenue included a $481 million gain from DVA on structured notes and derivative liabilities resulting from the widening of the Firm’s credit spreads; the prior year included a loss from DVA of $152 million. Excluding the impact of DVA, net income was $5.2 billion, up 14% from the prior year and net revenue was $19.5 billion, up 6% from the prior year.
Banking revenue was $6.1 billion, compared with $5.3 billion in the prior year. Investment banking fees were $3.2 billion (up 20%), driven by higher debt underwriting fees of $1.9 billion (up 28%) and equity underwriting fees of $730 million (up 39%), partially offset by lower advisory fees of $559 million (down 12%). Debt underwriting fees in the first half of 2013 were close to historical records, driven in part by record industry-wide high-yield bond issuance. Equity underwriting results were driven by higher industry-wide issuance, as well as a #1 ranking in equity capital markets wallet share for the first half of 2013, according to Dealogic. Advisory fees were lower compared with the prior year, as industry-wide completed M&A volume remained flat, but the number of deals completed declined from the prior year period, according to Dealogic. Treasury Services revenue was $2.1 billion, down 1% compared with the prior year driven by lower trade finance spreads. Lending revenue was $871 million, compared with $592 million in the prior year; the current period primarily reflected net interest income on retained loans and fees on lending-related commitments, as well as gains on securities received from restructured loans.
Markets & Investor Services revenue was $13.9 billion, up 7% from the prior year. Fixed Income and Equity Markets combined revenue was $11.5 billion, up 4% from the prior year, reflecting solid client revenue and stronger results in credit-related and equity products, partially offset by lower results in rates-related products. Securities Services revenue was $2.1 billion, up 1% from the prior year. Growth in asset-based custody fees was consistent with growth in assets under custody of $18.9 trillion, which were up 7% compared with the prior year; this was predominantly offset by lower revenue in agent lending, due to lower balances and spreads, as well as securities clearance, due primarily to lower volumes. Credit Adjustments & Other revenue was $373 million, compared with a loss of $30 million in the prior year; both periods were primarily driven by the impact of DVA.
The provision for credit losses was $5 million, compared with $26 million in the prior year. CIB continues to experience stable trends in the credit portfolio with low levels of nonaccrual loans and charge-offs. Net recoveries were $63 million compared with net recoveries of $45 million in the prior year.
Noninterest expense was $11.9 billion, up 3% from the prior year, driven by higher noncompensation expense primarily related to litigation expense. The compensation ratio, excluding the impact of DVA, was 33% and 34% for the six months ended June 30, 2013 and 2012, respectively.
Return on equity was 19% (18% excluding DVA) on $56.5 billion of average allocated capital.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2013	2012	Change	2013	2012	Change
Selected balance sheet data (period-end)
Assets	$873,527	$897,413	(3)%	$873,527	$897,413	(3)%
Loans:
Loans retained(a)	106,248	114,620	(7)	106,248	114,620	(7)
Loans held-for-sale and loans at fair value	4,564	2,375	92	4,564	2,375	92
Total loans	110,812	116,995	(5)	110,812	116,995	(5)
Equity	56,500	47,500	19	56,500	47,500	19
Selected balance sheet data (average)
Assets	$878,801	$859,026	2	$874,657	$856,578	2
Trading assets-debt and equity instruments	336,118	305,972	10	339,203	310,574	9
Trading assets-derivative receivables	72,036	74,960	(4)	71,576	75,590	(5)
Loans:
Loans retained(a)	107,654	112,952	(5)	107,226	110,050	(3)
Loans held-for-sale and loans at fair value	5,950	3,256	83	5,604	3,063	83
Total loans	113,604	116,208	(2)	112,830	113,113	—
Equity	56,500	47,500	19	56,500	47,500	19

Headcount	51,771	52,336	(1)%	51,771	52,336	(1)%

(a)	Loans retained includes credit portfolio loans, trade finance loans, other held-for-investment loans and overdrafts.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios and where otherwise noted)	2013	2012	Change	2013	2012	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$(82)	$(10)	NM	$(63)	$(45)	(40)%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)(b)	227	661	(66)%	227	661	(66)
Nonaccrual loans held-for-sale and loans at fair value	148	158	(6)	148	158	(6)
Total nonaccrual loans	375	819	(54)	375	819	(54)
Derivative receivables	448	451	(1)	448	451	(1)
Assets acquired in loan satisfactions	46	68	(32)	46	68	(32)
Total nonperforming assets	869	1,338	(35)	869	1,338	(35)
Allowance for credit losses:
Allowance for loan losses	1,287	1,498	(14)	1,287	1,498	(14)
Allowance for lending-related commitments	556	542	3	556	542	3
Total allowance for credit losses	1,843	2,040	(10)	1,843	2,040	(10)
Net charge-off/(recovery) rate(a)	(0.31)%	(0.04)%		(0.12)%	(0.08)%
Allowance for loan losses to period-end loans retained(a)	1.21	1.31		1.21	1.31
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(c)	2.35	2.75		2.35	2.75
Allowance for loan losses to nonaccrual loans retained(a)(b)	567	227		567	227
Nonaccrual loans to total period-end loans	0.34	0.70		0.34	0.70
Business metrics
Assets under custody (“AUC”) by asset class (period-end) in billions:
Fixed Income	$11,421	$11,302	1	$11,421	$11,302	1
Equity	5,961	5,025	19	5,961	5,025	19
Other(d)	1,547	1,338	16	1,547	1,338	16
Total AUC	$18,929	$17,665	7	$18,929	$17,665	7
Client deposits and other third party liabilities (average)	$369,108	$348,102	6	$363,218	$352,533	3
Trade finance loans (period-end)	36,375	35,291	3%	36,375	35,291	3%

(a)	Loans retained includes credit portfolio loans, trade finance loans, other held-for-investment loans and overdrafts.

(b)	Allowance for loan losses of $70 million and $202 million were held against these nonaccrual loans at June 30, 2013 and 2012, respectively.

(c)
Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

(d)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

Market shares and rankings(a)
	Six months ended June 30, 2013		Full-year 2012
	Market Share	Rankings	Market Share	Rankings
Global investment banking fees(b)	8.9%	#1	7.5%	#1
Debt, equity and equity-related
Global	7.4	1	7.2	1
U.S.	11.7	1	11.5	1
Syndicated loans
Global	10.0	1	9.6	1
U.S.	17.3	1	17.6	1
Long-term debt(c)
Global	7.4	1	7.1	1
U.S.	11.9	1	11.6	1
Equity and equity-related
Global(d)	7.5	2	7.8	4
U.S.	11.6	3	10.4	5
Announced M&A(e)
Global	24.3	2	19.8	2
U.S.	37.6	1	24.3	2

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

(d)	Global equity and equity-related ranking includes rights offerings and Chinese A-Shares.

(e)	Announced M&A reflects the removal of any withdrawn transactions. U.S. announced M&A represents any U.S. involvement ranking.

International metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Total net revenue(a)
Europe/Middle East/Africa	$2,955	$2,885	2%	$6,338	$5,935	7%
Asia/Pacific	1,403	1,020	38	2,568	2,130	21
Latin America/Caribbean	397	375	6	797	795	—
Total international net revenue	4,755	4,280	11	9,703	8,860	10
North America	5,121	4,706	9	10,313	9,464	9
Total net revenue	$9,876	$8,986	10	$20,016	$18,324	9

Loans (period-end)(a)
Europe/Middle East/Africa	$32,685	$33,041	(1)	$32,685	$33,041	(1)
Asia/Pacific	26,616	27,058	(2)	26,616	27,058	(2)
Latin America/Caribbean	10,434	9,982	5	10,434	9,982	5
Total international loans	69,735	70,081	—	69,735	70,081	—
North America	36,513	44,539	(18)	36,513	44,539	(18)
Total loans	$106,248	$114,620	(7)	$106,248	$114,620	(7)

Client deposits and other third-party liabilities (average)(a)
Europe/Middle East/Africa	$139,801	$127,173	10	$137,085	$127,484	8
Asia/Pacific	51,666	50,331	3	51,830	50,264	3
Latin America/Caribbean	15,012	10,453	44	13,604	11,153	22
Total international	$206,479	$187,957	10	$202,519	$188,901	7
North America	162,629	160,145	2	160,699	163,632	(2)
Total client deposits and other third-party liabilities	$369,108	$348,102	6	$363,218	$352,533	3

AUC (period-end) (in billions)(a)
North America	$10,672	$10,048	6	$10,672	$10,048	6
All other regions	8,257	7,617	8	8,257	7,617	8
Total AUC	$18,929	$17,665	7%	$18,929	$17,665	7%

(a)
Total net revenue is based predominantly on the domicile of the client or location of the trading desk, as applicable. Loans outstanding (excluding loans held-for-sale and loans carried at fair value), client deposits and other third-party liabilities, and AUC are based predominantly on the domicile of the client.

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 96–98 of JPMorgan Chase’s 2012 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Revenue
Lending- and deposit-related fees	$265	$264	—%	$524	$540	(3)%
Asset management, administration and commissions	30	34	(12)	62	70	(11)
All other income(a)	256	264	(3)	500	509	(2)
Noninterest revenue	551	562	(2)	1,086	1,119	(3)
Net interest income	1,177	1,129	4	2,315	2,229	4
Total net revenue(b)	1,728	1,691	2	3,401	3,348	2
Provision for credit losses	44	(17)	NM	83	60	38
Noninterest expense
Compensation expense(c)	286	245	17	575	501	15
Noncompensation expense(c)	361	339	6	709	674	5
Amortization of intangibles	5	7	(29)	12	14	(14)
Total noninterest expense	652	591	10	1,296	1,189	9
Income before income tax expense	1,032	1,117	(8)	2,022	2,099	(4)
Income tax expense	411	444	(7)	805	835	(4)
Net income	$621	$673	(8)	$1,217	$1,264	(4)
Revenue by product
Lending	$971	$920	6	$1,895	$1,812	5
Treasury services	607	603	1	1,212	1,205	1
Investment banking	132	129	2	250	249	—
Other(d)	18	39	(54)	44	82	(46)
Total Commercial Banking net revenue	$1,728	$1,691	2	$3,401	$3,348	2

Investment banking revenue, gross(e)	$385	$384	—	$726	$723	—

Revenue by client segment
Middle Market Banking(f)	$777	$740	5	$1,530	$1,471	4
Corporate Client Banking(f)	444	436	2	877	867	1
Commercial Term Lending	315	291	8	606	584	4
Real Estate Banking	113	114	(1)	225	219	3
Other	79	110	(28)	163	207	(21)
Total Commercial Banking net revenue	$1,728	$1,691	2%	$3,401	$3,348	2%
Financial ratios
Return on common equity	18%	28%		18%	27%
Overhead ratio	38	35		38	36

(a)	Includes revenue from investment banking products and commercial card transactions.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income from municipal bond activity of $90 million and $99 million for the three months ended June 30, 2013 and 2012, respectively, and $183 million and $193 million for the six months ended June 30, 2013 and 2012, respectively.

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

(d)	Other revenue in the fourth quarter of 2012 included a $49 million year-to-date reclassification of tax equivalent revenue to Corporate/Private Equity.

(e)	Represents the total revenue related to investment banking products sold to CB clients.

(f)
Effective January 1, 2013, the financial results of financial institution clients were transferred to Corporate Client Banking from Middle Market Banking. Prior periods were revised to conform with this presentation.

Quarterly results
Net income was $621 million, a decrease of $52 million, or 8% compared with the prior year, reflecting a higher provision for credit losses and an increase in noninterest expense, partially offset by higher net revenue.
Net revenue was $1.7 billion, an increase of $37 million, or 2%, compared with the prior year. Net interest income was $1.2 billion, an increase of $48 million, or 4%, driven by higher loan and liability balances, partially offset by lower purchase discounts recognized on loan repayments and spread compression on liability products. Noninterest revenue was $551 million, a decrease of $11 million, or 2% compared with the prior year, driven by lower community development investment-related revenue, partially offset by increased deposit-related fees, credit card revenue, and investment banking fees.
Revenue from Middle Market Banking was $777 million, an increase of $37 million, or 5%, from the prior year. Revenue from Corporate Client Banking was $444 million, an increase of $8 million, or 2%, compared with the prior year. Revenue from Commercial Term Lending was $315 million, an increase of $24 million, or 8%, compared with the prior year. Revenue from Real Estate Banking was $113 million, flat compared with the prior year.
The provision for credit losses was $44 million, compared with a benefit of $17 million in the prior year. Net charge-offs were $9 million (0.03% net charge-off rate), compared with net recoveries of $9 million (0.03% net recovery rate) in the prior year. The allowance for loan losses to period-end loans retained was 2.06%, down from 2.20% in the prior year. Nonaccrual loans were $513 million, down $404 million, or 44%, from the prior year mainly due to repayments.
Noninterest expense was $652 million, up 10% compared with the prior year, reflecting higher headcount-related expense and increased operating expense for Commercial Card.

Year-to-date results
Net income was $1.2 billion, a decrease of $47 million, or 4%, compared with the prior year. The decrease reflected higher noninterest expense and provision for credit losses, partially offset by an increase in net revenue.
Net revenue was $3.4 billion, an increase of $53 million, or 2%, compared with the prior year. Net interest income was $2.3 billion, an increase of $86 million, or 4%, driven by growth in loan balances, partially offset by lower purchase discounts recognized on loan repayments. Noninterest revenue was $1.1 billion, down $33 million, or 3%, driven by lower community development investment-related revenue and lower lending-related fees.
On a client segment basis, revenue from Middle Market Banking was $1.5 billion, an increase of $59 million, or 4%, from the prior year. Revenue from Corporate Client Banking was $877 million, up $10 million, or 1%, compared with the prior year. Revenue from Commercial Term Lending was $606 million, an increase of $22 million, or 4%, compared with the prior year. Revenue from Real Estate Banking was $225 million, an increase of $6 million, or 3%.
The provision for credit losses was $83 million, compared with $60 million in the prior year. Net charge-offs were $2 million compared with $3 million in the prior year. The allowance for loan losses to period-end loans retained was 2.06%, down from 2.20% in the prior year. Nonaccrual loans were $513 million, down $404 million, or 44%, from the prior year due to commercial real estate repayments, charge-offs and loan sales.
Noninterest expense was $1.3 billion, an increase of $107 million, or 9%, from the prior year, reflecting higher headcount-related expense and increased operating expense for Commercial Card.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount and ratios)	2013	2012	Change	2013	2012	Change
Selected balance sheet data (period-end)
Total assets	$184,124	$163,698	12%	$184,124	$163,698	12%
Loans:
Loans retained(a)	130,487	119,946	9	130,487	119,946	9
Loans held-for-sale and loans at fair value	430	547	(21)	430	547	(21)
Total loans	$130,917	$120,493	9	$130,917	$120,493	9
Equity	13,500	9,500	42	13,500	9,500	42

Period-end loans by client segment
Middle Market Banking(b)	$52,053	$47,472	10	$52,053	$47,472	10
Corporate Client Banking(b)	19,933	19,005	5	19,933	19,005	5
Commercial Term Lending	45,865	40,972	12	45,865	40,972	12
Real Estate Banking	9,395	8,819	7	9,395	8,819	7
Other	3,671	4,225	(13)	3,671	4,225	(13)
Total Commercial Banking loans	$130,917	$120,493	9	$130,917	$120,493	9

Selected balance sheet data (average)
Total assets	$184,951	$163,423	13	$183,792	$162,249	13
Loans:
Loans retained(a)	130,338	117,835	11	129,419	115,357	12
Loans held-for-sale and loans at fair value	1,251	599	109	1,027	740	39
Total loans	$131,589	$118,434	11	$130,446	$116,097	12
Client deposits and other third-party liabilities	195,232	193,280	1	195,598	196,729	(1)
Equity	13,500	9,500	42	13,500	9,500	42
Average loans by client segment
Middle Market Banking(b)	$52,205	$46,679	12	$52,110	$45,755	14
Corporate Client Banking(b)	21,344	18,789	14	21,203	18,260	16
Commercial Term Lending	45,087	40,060	13	44,469	39,454	13
Real Estate Banking	9,277	8,808	5	8,979	8,575	5
Other	3,676	4,098	(10)	3,685	4,053	(9)
Total Commercial Banking loans	$131,589	$118,434	11	$130,446	$116,097	12

Headcount(c)(d)	6,660	6,042	10%	6,660	6,042	10%

(a)
Effective January 1, 2013, whole loan financing agreements, previously reported as other assets, were reclassified as loans. For the three months ended June 30, 2013, the impact on period-end loans was $2.1 billion, and the impact on average loans was $1.8 billion.

(b)
Effective January 1, 2013, the financial results of financial institution clients were transferred to Corporate Client Banking from Middle Market Banking. Prior periods were revised to conform with this presentation.

(c)
Effective July 1, 2012, certain Treasury Services product sales staff supporting CB were transferred from CIB to CB. For further discussion of this transfer, see footnote (c) on page 41 of this Form 10-Q.

(d)	Effective January 1, 2013, headcount includes transfers from other business segments largely related to operations, technology and other support staff.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$9	$(9)	NM	$2	$3	(33)%
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	505	881	(43)%	505	881	(43)
Nonaccrual loans held-for-sale and loans at fair value	8	36	(78)	8	36	(78)
Total nonaccrual loans	513	917	(44)	513	917	(44)
Assets acquired in loan satisfactions	30	36	(17)	30	36	(17)
Total nonperforming assets	543	953	(43)	543	953	(43)
Allowance for credit losses:
Allowance for loan losses	2,691	2,638	2	2,691	2,638	2
Allowance for lending-related commitments	183	209	(12)	183	209	(12)
Total allowance for credit losses	2,874	2,847	1%	2,874	2,847	1%
Net charge-off/(recovery) rate(b)	0.03%	(0.03)%		—%	0.01%
Allowance for loan losses to period-end loans retained	2.06	2.20		2.06	2.20
Allowance for loan losses to nonaccrual loans retained(a)	533	299		533	299
Nonaccrual loans to total period-end loans	0.39	0.76		0.39	0.76

(a)	Allowance for loan losses of $79 million and $143 million was held against nonaccrual loans retained at June 30, 2013 and 2012, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 99–101 of JPMorgan Chase’s 2012 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Revenue
Asset management, administration and commissions	$2,018	$1,701	19%	$3,901	$3,322	17%
All other income	138	151	(9)	349	417	(16)
Noninterest revenue	2,156	1,852	16	4,250	3,739	14
Net interest income	569	512	11	1,128	995	13
Total net revenue	2,725	2,364	15	5,378	4,734	14

Provision for credit losses	23	34	(32)	44	53	(17)

Noninterest expense
Compensation expense	1,155	1,024	13	2,325	2,144	8
Noncompensation expense	716	655	9	1,400	1,241	13
Amortization of intangibles	21	22	(5)	43	45	(4)
Total noninterest expense	1,892	1,701	11	3,768	3,430	10
Income before income tax expense	810	629	29	1,566	1,251	25
Income tax expense	310	238	30	579	474	22
Net income	$500	$391	28	$987	$777	27
Revenue by client segment
Private Banking	$1,483	$1,341	11	$2,929	$2,620	12
Institutional	588	537	9	1,177	1,094	8
Retail	654	486	35	1,272	1,020	25
Total net revenue	$2,725	$2,364	15%	$5,378	$4,734	14%
Financial ratios
Return on common equity	22%	22%		22%	22%
Overhead ratio	69	72		70	72
Pretax margin ratio	30	27		29	26
Quarterly results
Net income was $500 million, an increase of $109 million, or 28%, from the prior year, reflecting higher net revenue, largely offset by higher noninterest expense.
Net revenue was $2.7 billion, an increase of $361 million, or 15%, from the prior year. Noninterest revenue was $2.2 billion, up $304 million, or 16%, from the prior year, due to the effect of higher market levels, net client inflows, and higher performance fees. Net interest income was $569 million, up $57 million, or 11%, from the prior year, due to higher loan and deposit balances, partially offset by narrower deposit and loan spreads.
Revenue from Private Banking was $1.5 billion, up 11% compared with the prior year. Revenue from Retail was $654 million, up 35%. Revenue from Institutional was $588 million, up 9%.
The provision for credit losses was $23 million, compared with $34 million in the prior year.
Noninterest expense was $1.9 billion, an increase of $191 million, or 11%, from the prior year, primarily due to higher performance-based compensation and higher headcount-related expense driven by continued front office expansion efforts.
Year-to-date results
Net income was $987 million, an increase of $210 million, or 27%, from the prior year, reflecting higher net revenue, largely offset by higher noninterest expense.
Net revenue was $5.4 billion, an increase of $644 million, or 14%, from the prior year. Noninterest revenue was $4.3 billion, up $511 million, or 14%, from the prior year, due to net client inflows, the effect of higher market levels, and higher performance fees. Net interest income was $1.1 billion, up $133 million, or 13%, from the prior year, due to higher loan and deposit balances, partially offset by narrower deposit and loan spreads.
Revenue from Private Banking was $2.9 billion, up 12% from the prior year. Revenue from Retail was $1.3 billion, up 25%. Revenue from Institutional was $1.2 billion, up 8%.
The provision for credit losses was $44 million, compared with $53 million in the prior year.

Noninterest expense was $3.8 billion, an increase of $338 million, or 10%, from the prior year, primarily due to higher headcount-related expense driven by continued front office expansion efforts and performance-based compensation.

Selected metrics	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount, ranking data and where otherwise noted)	2013	2012	Change	2013	2012	Change
Number of:
Client advisors	2,804	2,739	2%	2,804	2,739	2%
% of customer assets in 4 & 5 Star Funds(a)	52%	43%		52%	43%
% of AUM in 1st and 2nd quartiles:(b)
1 year	73	65		73	65
3 years	77	72		77	72
5 years	76	74		76	74
Selected balance sheet data (period-end)
Total assets	$115,157	$98,704	17	$115,157	$98,704	17
Loans(c)	86,043	70,470	22	86,043	70,470	22
Deposits	137,289	128,251	7	137,289	128,251	7
Equity	9,000	7,000	29	9,000	7,000	29
Selected balance sheet data (average)
Total assets	$111,431	$96,670	15	$109,681	$93,126	18
Loans	83,621	67,093	25	81,821	63,202	29
Deposits	136,577	128,087	7	138,001	127,811	8
Equity	9,000	7,000	29	9,000	7,000	29

Headcount	19,026	17,660	8%	19,026	17,660	8%

(a)	Derived from Morningstar for the U.S., the U.K., Luxembourg, France, Hong Kong and Taiwan; and Nomura for Japan.

(b)	Quartile ranking sourced from: Lipper for the U.S. and Taiwan; Morningstar for the U.K., Luxembourg, France and Hong Kong; and Nomura for Japan.

(c)
Included $14.8 billion and $6.7 billion of prime mortgage loans reported in the Consumer, excluding credit card, loan portfolio at June 30, 2013 and 2012, respectively. Excluded $4.8 billion and $9.9 billion of prime mortgage loans reported in the CIO portfolio within the Corporate/Private Equity segment at June 30, 2013 and 2012, respectively.

Selected metrics	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios and where otherwise noted)	2013	2012	Change	2013	2012	Change
Credit data and quality statistics
Net charge-offs	$4	$28	(86)%	$27	$55	(51)%
Nonaccrual loans	244	256	(5)	244	256	(5)
Allowance for credit losses:
Allowance for loan losses	270	220	23	270	220	23
Allowance for lending-related commitments	6	6	—	6	6	—
Total allowance for credit losses	276	226	22	276	226	22
Net charge-off rate	0.02%	0.17%		0.07%	0.18%
Allowance for loan losses to period-end loans	0.31	0.31		0.31	0.31
Allowance for loan losses to nonaccrual loans	111	86		111	86
Nonaccrual loans to period-end loans	0.28	0.36		0.28	0.36

AM firmwide disclosures(a)
Total net revenue	$3,226	$2,726	18	$6,338	$5,436	17
Client assets (in billions)(b)	2,323	2,098	11	2,323	2,098	11
Number of client advisors	5,828	5,814	—%	5,828	5,814	—%

(a)
Includes Chase Wealth Management (“CWM”), which is a unit of Consumer & Business Banking. The firmwide metrics are presented in order to capture AM’s partnership with CWM. Management reviews firmwide metrics in assessing the financial performance of AM’s client asset management business.

(b)	Excludes CWM client assets that are managed by AM.

Client assets
Client assets were $2.2 trillion, an increase of $189 billion, or 10%, compared with the prior year. Assets under management were $1.5 trillion, an increase of $123 billion, or 9%, from the prior year, due to net inflows to long-term products and the effect of higher market levels, partially offset by net outflows from liquidity products. Custody, brokerage, administration and deposit balances were $687 billion, up $66 billion, or 11%, from the prior year, due to the effect of higher market levels and custody inflows.

Client assets	June 30,
(in billions)	2013	2012	Change
Assets by asset class
Liquidity	$431	$452	(5)%
Fixed income	325	309	5
Equity	316	250	26
Multi-asset and alternatives	398	336	18
Total assets under management	1,470	1,347	9
Custody/brokerage/administration/deposits	687	621	11
Total client assets	$2,157	$1,968	10

Alternative client assets(a)	147	144	2

Assets by client segment
Private Banking	$340	$297	14
Institutional	723	702	3
Retail	407	348	17
Total assets under management	$1,470	$1,347	9
Private Banking	$910	$816	12
Institutional	723	702	3
Retail	524	450	16
Total client assets	$2,157	$1,968	10
Mutual fund assets by asset class
Liquidity	$379	$408	(7)
Fixed income	139	119	17
Equity	164	124	32
Multi-asset and alternatives	60	43	40
Total mutual fund assets	$742	$694	7%
(a) Represents assets under management, as well as client balances in brokerage accounts.

	Three months ended June 30,		Six months ended June 30,
(in billions)	2013	2012	2013	2012
Assets under management rollforward
Beginning balance	$1,483	$1,382	$1,426	$1,336
Net asset flows:
Liquidity	(22)	(24)	(24)	(48)
Fixed income	4	6	6	15
Equity	7	3	22	3
Multi-asset and alternatives	14	4	27	11
Market/performance/other impacts	(16)	(24)	13	30
Ending balance, June 30	$1,470	$1,347	$1,470	$1,347
Client assets rollforward
Beginning balance	$2,171	$2,013	$2,095	$1,921
Net asset flows	(4)	(6)	16	2
Market/performance/other impacts	(10)	(39)	46	45
Ending balance, June 30	$2,157	$1,968	$2,157	$1,968

International metrics	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in billions, except where otherwise noted)	2013	2012	Change	2013	2012	Change
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$435	$379	15%	$872	$784	11%
Asia/Pacific	291	230	27	568	466	22
Latin America/Caribbean	230	166	39	436	341	28
North America	1,769	1,589	11	3,502	3,143	11
Total net revenue	$2,725	$2,364	15	$5,378	$4,734	14
Assets under management
Europe/Middle East/Africa	$261	$261	—	$261	$261	—
Asia/Pacific	124	103	20	124	103	20
Latin America/Caribbean	40	41	(2)	40	41	(2)
North America	1,045	942	11	1,045	942	11
Total assets under management	$1,470	$1,347	9	$1,470	$1,347	9
Client assets
Europe/Middle East/Africa	$317	$315	1	$317	$315	1
Asia/Pacific	171	144	19	171	144	19
Latin America/Caribbean	105	101	4	105	101	4
North America	1,564	1,408	11	1,564	1,408	11
Total client assets	$2,157	$1,968	10%	$2,157	$1,968	10%
(a) Regional revenue is based on the domicile of the client.

CORPORATE/PRIVATE EQUITY
For a discussion of Corporate/Private Equity, see pages 102–104 of JPMorgan Chase’s 2012 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data(a)
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2013	2012	Change	2013	2012	Change
Revenue
Principal transactions	$393	$(3,576)	NM	$131	$(4,123)	NM
Securities gains	124	1,013	(88)%	633	1,462	(57)%
All other income	(227)	150	NM	(113)	1,250	NM
Noninterest revenue	290	(2,413)	NM	651	(1,411)	NM
Net interest income	(676)	(186)	(263)	(1,270)	(148)	NM
Total net revenue(b)	(386)	(2,599)	85	(619)	(1,559)	60

Provision for credit losses	5	(11)	NM	2	(20)	NM

Noninterest expense
Compensation expense	624	523	19	1,197	1,221	(2)
Noncompensation expense(c)	1,345	1,169	15	1,987	4,360	(54)
Subtotal	1,969	1,692	16	3,184	5,581	(43)
Net expense allocated to other businesses	(1,253)	(1,148)	(9)	(2,466)	(2,275)	(8)
Total noninterest expense	716	544	32	718	3,306	(78)
Income/(loss) before income tax expense/(benefit)	(1,107)	(3,132)	65	(1,339)	(4,845)	72
Income tax expense/(benefit)	(555)	(1,370)	59	(1,037)	(2,072)	50
Net income/(loss)	$(552)	$(1,762)	69	$(302)	$(2,773)	89
Total net revenue
Private equity	$410	$410	—	$134	$664	(80)
Treasury and CIO	(648)	(3,434)	81	(535)	(3,667)	85
Other Corporate(a)	(148)	425	NM	(218)	1,444	NM
Total net revenue	$(386)	$(2,599)	85	$(619)	$(1,559)	60
Net income/(loss)
Private equity	$212	$197	8	$30	$331	(91)
Treasury and CIO	(429)	(2,078)	79	(405)	(2,305)	82
Other Corporate(a)	(335)	119	NM	73	(799)	NM
Total net income/(loss)	$(552)	$(1,762)	69	$(302)	$(2,773)	89
Total assets (period-end)(a)	$806,044	$663,681	21	$806,044	$663,681	21
Headcount(a)	18,720	16,880	11%	18,720	16,880	11%

(a)
For the 2012 periods, certain income statement (including net expense allocated to other businesses) and balance sheet line items, as well as headcount were revised to reflect the transfer of certain functions and staff from Corporate/Private Equity to CCB, effective January 1, 2013. For further information on this transfer, see footnote (a) on page 19 of this Form 10-Q.

(b)
Included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $105 million and $118 million for the three months ended June 30, 2013 and 2012, respectively, and $208 million and $217 million for the six months ended June 30, 2013 and 2012, respectively.

(c)
Included litigation expense of $603 million and $332 million for the three months ended June 30, 2013 and 2012, respectively, and $595 million and $2.8 billion for the six months ended June 30, 2013 and 2012.

Quarterly results
Net income was a loss of $552 million, compared with a loss of $1.8 billion in the prior year.
Private Equity reported net income of $212 million, compared with net income of $197 million in the prior year. Net revenue was $410 million, same as prior year.
Treasury and CIO reported a net loss of $429 million, compared with a net loss of $2.1 billion in the prior year. Net revenue was a loss of $648 million, compared with a loss of $3.4 billion in the prior year. The prior-year loss reflected $4.4 billion of principal transactions losses from the synthetic credit portfolio that had been held by CIO, partially offset by securities gains of $1.0 billion. Net revenue in the current quarter included net securities gains of $123 million from sales of available-for-sale investment securities and a modest loss related to the redemption of trust preferred securities. Current-quarter net interest income was a loss of $558 million due to low interest rates and limited reinvestment opportunities as well as the impact of repositioning into Liquidity Coverage Ratio ("LCR") eligible securities and cash.

Other Corporate reported a net loss of $335 million, compared with net income of $119 million in the prior year. Noninterest revenue included $545 million in the prior year related to the gain on the recovery of a Bear Stearns-related subordinated loan. The current quarter included approximately $600 million of expense for additional litigation reserves, compared with $335 million of expense for additional litigation reserves in the prior year.
Year-to-date results
Net Income was a loss of $302 million, compared with a loss of $2.8 billion in the prior year.
Private Equity reported net income of $30 million, compared with net income of $331 million in the prior year. Net revenue of $134 million was down from $664 million in the prior year, primarily due to lower net valuation gains on public and private investments.
Treasury and CIO reported a net loss of $405 million, compared with a net loss of $2.3 billion in the prior year. Net revenue was a loss of $535 million, compared with a loss of $3.7 billion in the prior year. The prior-year loss reflected $5.8 billion of principal transactions losses from the synthetic credit portfolio that had been held by CIO, partially offset by securities gains of $1.5 billion. Current year net revenue included net securities gains of $626 million from sales of available-for-sale investment securities and a modest loss related to the redemption of trust preferred securities. Net interest income was a loss of $1.0 billion due to low interest rates and limited reinvestment opportunities.

Other Corporate reported net income of $73 million, compare with a net loss of $799 million in the prior year. Noninterest revenue of $1.7 billion in prior year was driven by a $1.1 billion benefit from the Washington Mutual bankruptcy settlement and a $545 million gain on the recovery of a Bear Stearns-related subordinated loan. The current year included approximately $600 million of expense for additional litigation reserves, compared with $2.8 billion of expense for additional litigation reserves in the prior year.
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
CIO achieves the Firm’s asset-liability management objectives generally by investing in high-quality securities that are managed for the longer-term as part of the Firm’s AFS investment portfolio. CIO also uses derivatives, as well as securities that are not classified within the AFS portfolio, to meet the Firm’s asset-liability management objectives. For further information on derivatives, see Note 5 on pages 131–142 of this Form 10-Q. For further information about securities not classified within the AFS portfolio, see Note 3 on pages 114–127 of this Form 10-Q. The Treasury and CIO AFS portfolio consists of U.S. and non-U.S. government securities, agency and non-agency mortgage-backed securities, other asset-backed securities and corporate and municipal debt securities. At June 30, 2013, the total Treasury and CIO AFS portfolio was $349.0 billion; the average credit rating of the securities comprising the Treasury and CIO AFS portfolio was AA+ (based upon external ratings where available and where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). See Note 11 on pages 147–150 of this Form 10-Q for further information on the details of the Firm’s AFS portfolio.
For further information on liquidity and funding risk, see Liquidity Risk Management on pages 66–72 of this Form 10-Q. For information on interest rate, foreign exchange and other risks, CIO VaR and the Firm’s nontrading interest rate-sensitive revenue at risk, see Market Risk Management on pages 95–99 of this Form 10-Q.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Securities gains	$123	$1,013	(88)%	$626	$1,466	(57)%
Investment securities portfolio (average)	355,920	359,130	(1)	360,753	360,366	—
Investment securities portfolio (period-end)	349,044	348,610	—	349,044	348,610	—
Mortgage loans (average)	5,556	11,012	(50)	6,033	11,824	(49)
Mortgage loans (period-end)	4,955	10,332	(52)%	4,955	10,332	(52)%

Private Equity Portfolio
Selected income statement and balance sheet data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Private equity gains/(losses)
Realized gains/(losses)	$40	$(116)	NM	$88	$(50)	NM
Unrealized gains/(losses)(a)	375	589	(36)%	48	768	(94)%
Total direct investments	415	473	(12)	136	718	(81)
Third-party fund investments	24	(9)	NM	44	74	(41)
Total private equity gains/(losses)(b)	$439	$464	(5)%	$180	$792	(77)%

(a)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(b)	Included in principal transactions revenue in the Consolidated Statements of Income.

Private equity portfolio information(a)
Direct investments
(in millions)	June 30, 2013	December 31, 2012	Change
Publicly-held securities
Carrying value	$550	$578	(5)%
Cost	346	350	(1)
Quoted public value	550	578	(5)
Privately-held direct securities
Carrying value	5,448	5,379	1
Cost	6,831	6,584	4
Third-party fund investments(b)
Carrying value	1,958	2,117	(8)
Cost	1,968	1,963	—
Total private equity portfolio
Carrying value	$7,956	$8,074	(1)
Cost	$9,145	$8,897	3%

(a)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 3 on pages 114–127 of this Form 10-Q.

(b)	Unfunded commitments to third-party private equity funds were $251 million and $370 million at June 30, 2013, and December 31, 2012, respectively.

INTERNATIONAL OPERATIONS
During the three and six months ended June 30, 2013, managed revenue derived from clients, customers and counterparties domiciled outside of North America was approximately $6.6 billion and $13.6 billion, respectively. Of those amounts, approximately 63% and 66%, respectively, were derived from Europe/Middle East/Africa (“EMEA”); approximately 27% and 25%, respectively, from Asia/Pacific; and approximately 10% and 9%, respectively, from Latin America/Caribbean.
During the three and six months ended June 30, 2012, managed revenue derived from clients, customers and counterparties domiciled outside of North America was approximately $2.0 billion and $7.5 billion, respectively. Of those amounts, approximately 4% and 47%, respectively, were derived from EMEA; approximately 69% and 38%, respectively, from Asia/Pacific; and approximately 27% and 15%, respectively, from Latin America/Caribbean. For additional information regarding international operations, see Note 32 on page 326 of JPMorgan Chase’s 2012 Annual Report.
International wholesale activities
The Firm is committed to further expanding its wholesale product capabilities outside of the United States as part of a comprehensive and coordinated international business strategy to address the needs of the Firm’s clients located in these regions.
Set forth below are certain key metrics related to the Firm’s wholesale international operations, including, for each of EMEA, Asia/Pacific and Latin America/Caribbean, the number of countries in each such region in which they operate, front-office headcount, number of clients, revenue and selected balance-sheet data.

	EMEA				Asia/Pacific				Latin America/Caribbean
(in millions, except headcount and where otherwise noted)	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Revenue(a)	$4,093	$74	$8,931	$3,461	$1,779	$1,358	$3,288	$2,876	$637	$549	$1,253	$1,155
Countries of operation(b)	33	33	33	33	17	16	17	16	9	9	9	9
Total headcount(c)	15,346	15,745	15,346	15,745	21,179	20,327	21,179	20,327	1,457	1,367	1,457	1,367
Front-office headcount	5,801	5,804	5,801	5,804	4,237	4,169	4,237	4,169	591	562	591	562
Significant clients(d)	1,037	957	1,037	957	520	499	520	499	179	150	179	150
Deposits (average)(e)	$188,123	$165,879	$182,848	$166,722	$55,585	$59,507	$56,012	$60,539	$5,279	$4,608	$5,312	$4,693
Loans (period-end)(f)	44,599	41,391	44,599	41,391	29,819	30,969	29,819	30,969	30,154	28,513	30,154	28,513
Assets under management (in billions)	261	261	261	261	124	103	124	103	40	41	40	41
Client assets (in billions)	317	315	317	315	171	144	171	144	105	101	105	101
Assets under custody (in billions)	6,515	5,925	6,515	5,925	1,513	1,434	1,513	1,434	229	258	229	258
Note: International wholesale operations is comprised of CIB, AM, CB, Treasury and CIO.

(a)	Revenue is based predominantly on the domicile of the client, the location from which the client relationship is managed, or the location of the trading desk.

(b)	Countries of operation represents locations where the Firm has a physical presence with employees actively engaged in “client facing” activities.

(c)
Total headcount includes all employees, including those in service centers, located in the region. Effective January 1, 2013, interns are excluded from the firmwide and business segment headcount metrics. Prior periods were revised to conform with this presentation.

(d)	Significant clients are defined as companies with over $1 million in revenue over a trailing 12-month period in the region (excludes private banking clients).

(e)	Deposits are based on the location from which the client relationship is managed.

(f)	Loans outstanding are based predominantly on the domicile of the borrower and exclude loans held-for-sale and loans carried at fair value.

BALANCE SHEET ANALYSIS

Selected Consolidated Balance Sheets data
(in millions)	June 30, 2013	December 31, 2012	Change
Assets
Cash and due from banks	$29,214	$53,723	(46)%
Deposits with banks	311,318	121,814	156
Federal funds sold and securities purchased under resale agreements	252,507	296,296	(15)
Securities borrowed	117,158	119,017	(2)
Trading assets:
Debt and equity instruments	327,719	375,045	(13)
Derivative receivables	73,751	74,983	(2)
Securities	354,725	371,152	(4)
Loans	725,586	733,796	(1)
Allowance for loan losses	(19,384)	(21,936)	(12)
Loans, net of allowance for loan losses	706,202	711,860	(1)
Accrued interest and accounts receivable	81,562	60,933	34
Premises and equipment	14,574	14,519	—
Goodwill	48,057	48,175	—
Mortgage servicing rights	9,335	7,614	23
Other intangible assets	1,951	2,235	(13)
Other assets	111,421	101,775	9
Total assets	$2,439,494	$2,359,141	3
Liabilities
Deposits	$1,202,950	$1,193,593	1
Federal funds purchased and securities loaned or sold under repurchase agreements	258,962	240,103	8
Commercial paper	56,631	55,367	2
Other borrowed funds	30,385	26,636	14
Trading liabilities:
Debt and equity instruments	84,208	61,262	37
Derivative payables	64,385	70,656	(9)
Accounts payable and other liabilities	211,432	195,240	8
Beneficial interests issued by consolidated VIEs	55,090	63,191	(13)
Long-term debt	266,212	249,024	7
Total liabilities	2,230,255	2,155,072	3
Stockholders’ equity	209,239	204,069	3
Total liabilities and stockholders’ equity	$2,439,494	$2,359,141	3%
Consolidated Balance Sheets overview
For a description of each of the significant line item captions on the Consolidated Balance Sheets, see pages 106–108 of JPMorgan Chase’s 2012 Annual Report.
JPMorgan Chase’s total assets increased by $80.4 billion or 3%, and total liabilities increased $75.2 billion or 3% from December 31, 2012. The increase in total assets was due to higher deposits with banks and higher accrued interest and accounts receivable. These items were partially offset by lower trading assets - debt and equity instruments, federal funds sold and securities purchased under resale agreements, and cash and due from banks. The increase in total liabilities was related to higher trading liabilities - debt and equity instruments, federal funds purchased and securities loaned or sold under repurchase agreements, long-term debt, and accounts payable and other liabilities. Stockholders’ equity also increased.
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
Trading assets and liabilities–debt and equity instruments
The decrease in trading assets was driven by client-driven market-making activity in CIB, which resulted in lower levels of debt securities, equity securities and physical commodities. For additional information, refer to Note 3 on pages 114–127 of this Form 10-Q.
The increase in trading liabilities was driven by client-driven market-making activity in CIB, which resulted in higher levels of short debt and equity securities.
Trading assets and liabilities–derivative receivables and payables
Derivative receivables decreased primarily due to reductions in interest rate derivative receivables driven by an increase in interest rates. The decreases were partially offset by an increase in equity derivative receivables driven by a rise in equity markets.
Derivative payables decreased primarily due to reductions in interest rate derivative payables driven by the increase in interest rates. The decreases were partially offset by an increase in equity derivative payables primarily driven by a rise in equity markets.
For additional information, refer to Derivative contracts on page 90, and Notes 3 and 5 on pages 114–127 and 131–142, respectively, of this Form 10-Q.

Securities
The decrease was largely due to repositioning of the AFS securities portfolio, which resulted in lower levels of corporate debt, non-U.S. government securities and non-U.S. residential mortgage-backed securities (“MBS”); the decrease was partially offset by higher levels of U.S. Treasury and government agency obligations, U.S. government agency-issued MBS and obligations of U.S. states and municipalities. For additional information related to securities, refer to the discussion in the Corporate/Private Equity segment on pages 49–51, and Notes 3 and 11 on pages 114–127 and 147–150, respectively, of this Form 10-Q.
Loans and allowance for loan losses
Loan balances decreased as a result of lower credit card loans due to seasonality and higher repayment rates, and lower consumer excluding credit card loans, predominantly due to mortgage-related paydowns, portfolio run-off and net charge-offs.
The allowance for loan losses decreased as a result of a $2.7 billion reduction, reflecting lower estimated losses due to improved delinquency trends in the residential real estate and credit card portfolios, as well as the impact of improved home prices on the residential real estate portfolio.
For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Risk Management on pages 73–94, and Notes 3, 4, 13 and 14 on pages 114–127, 128–130, 153–175 and 176, respectively, of this Form 10-Q.
Accrued interest and accounts receivable
The increase was due to higher brokerage receivables and margin loan balances driven by client activity, primarily in CIB, and the timing of merchant receivables payments related to CCB’s Card Services business.
Mortgage servicing rights
The increase was due to changes in market interest rates and originations. This increase was partially offset by dispositions, collections/realization of expected cash flows and changes in valuation due to inputs and assumptions. For additional information on MSRs, see Note 16 on pages 184–187 of this Form 10-Q.
Deposits
The increase was due to growth in consumer deposits, partially offset by a decrease in deposit balances in the wholesale businesses. Consumer deposit balances increased from the effect of continued strong growth in business volumes. The decrease in wholesale client balances reflected the normalization of deposit levels from year-end seasonal inflows, particularly in CB and AM. For more information on deposits, refer to the CCB and AM segment discussions on pages 19–33 and 45–48, respectively; the Liquidity Risk Management discussion on pages 66–72; and Notes 3 and 17 on pages 114–127 and 188, respectively, of this Form 10-Q. For more information on wholesale client deposits, refer to the CB and CIB segment discussions on pages 41–44 and 34–40, respectively, of this Form 10-Q.
Federal funds purchased and securities loaned or sold under repurchase agreements
The increase was predominantly due to higher secured financing of the Firm’s assets and higher client financing activity. For additional information on the Firm’s Liquidity Risk Management, see pages 66–72 of this Form 10-Q.
Commercial paper and other borrowed funds
Commercial paper increased due to higher issuances, partially offset by a decline in liability balances related to the Firm’s client cash management program. Other borrowed funds increased due to higher unsecured and secured short-term borrowings. For additional information on the Firm’s Liquidity Risk Management and other borrowed funds, see pages 66–72 of this Form 10-Q.
Accounts payable and other liabilities
The increase was predominantly due to higher CIB brokerage payables, and the timing of merchant payables payments related to CCB’s Card Services business.
Beneficial interests issued by consolidated VIEs
The decrease was primarily due to maturities and unwinds of municipal bond vehicles; and a reduction in outstanding conduit commercial paper held by third parties, offset partially by net issuances of credit card interests. For additional information on Firm-sponsored VIEs and loan securitization trusts, see Note 15 on pages 177–184 of this Form 10-Q.
Long-term debt
The increase was primarily due to net issuances of long-term borrowings. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 66–72 of this
Form 10-Q.
Stockholders’ equity
The increase was predominantly due to net income and issuances of preferred stock. The increase was partially offset by a net decrease in AOCI, repurchases of common stock and the declaration of cash dividends on common and preferred stock. The net decrease in AOCI was primarily related to the decline in fair value of U.S. government agency issued MBS and obligations of U.S. states and municipalities due to market changes, as well as net realized gains.

OFF-BALANCE SHEET ARRANGEMENTS
JPMorgan Chase is involved with several types of off–balance sheet arrangements, including through nonconsolidated special-purpose entities (“SPEs”), which are a type of variable interest entity (“VIE”), and through lending-related financial instruments (e.g., commitments and guarantees). For further discussion, see Off–Balance Sheet Arrangements and Contractual Cash Obligations on pages 109–115 of JPMorgan Chase’s 2012 Annual Report.
Special-purpose entities
The most common type of VIE is an SPE. SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees. For further information on the types of SPEs, see Note 15 on pages 177–184 of this Form 10-Q, and Note 1 on pages 193–194 and Note 16 on pages 280–291 of JPMorgan Chase’s 2012 Annual Report.
Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, JPMorgan Chase Bank, N.A., could be required to provide funding if its short-term credit rating were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. These liquidity commitments support the issuance of asset-backed commercial paper by both Firm-administered consolidated and third-party-sponsored nonconsolidated SPEs. In the event of a short-term credit rating downgrade, JPMorgan Chase Bank, N.A., absent other solutions, would be required to provide funding to the SPE, if the commercial paper could not be reissued as it matured. The aggregate amounts of commercial paper outstanding, issued by both Firm-administered and third-party-sponsored SPEs, that are held by third parties as of June 30, 2013, and December 31, 2012, was $15.6 billion and $18.1 billion, respectively. The aggregate amounts of commercial paper outstanding could increase in future periods should clients of the Firm-administered consolidated or third-party-sponsored nonconsolidated SPEs draw down on certain unfunded lending-related commitments. These unfunded lending-related commitments were $12.2 billion and $10.9 billion at June 30, 2013, and December 31, 2012, respectively. The Firm could facilitate the refinancing of some of the clients’ assets in order to reduce the funding obligation.

Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees and the Firm’s related accounting policies, see Lending-related commitments on page 89, and Note 21 (including a table that presents, as of June 30, 2013, the amounts, by contractual maturity, of off-balance sheet lending-related financial instruments, guarantees and other commitments) on pages 193–197 of this Form 10-Q. For a discussion of loan repurchase liabilities, see Mortgage repurchase liability on pages 55–59 and Note 21 on pages 193–197 of this Form 10-Q.
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
The Firm also sells loans in securitization transactions with Ginnie Mae; these loans are typically insured or guaranteed by another government agency. The Firm, in its role as servicer, may repurchase certain delinquent loans from loan pools, including those that have been sold back to Ginnie Mae subsequent to modification, as permitted by Ginnie Mae guidelines. However, the Firm is typically not required to repurchase such loans other than for modification or foreclosure purposes (i.e., these repurchases typically do not result from repurchase demands due to breaches of representations and warranties). Because principal amounts due under the terms of these repurchased loans continue to be insured and the reimbursement of insured amounts continues to proceed normally, the Firm has not recorded any mortgage repurchase liability related to these loans. However, the United States Attorney’s Office for the Southern District of New York is conducting an investigation concerning the Firm’s compliance with the requirements of the Federal Housing Administration’s Direct Endorsement Program. The Firm is cooperating in that investigation.
From 2005 to 2008, the Firm and certain acquired entities made certain loan level representations and warranties in connection with approximately $450 billion of residential mortgage loans that were sold or deposited into private-label securitizations. While the terms of the securitization transactions vary, they generally differ from loan sales to the GSEs in that, among other things: (i) in order to direct the trustee to investigate potential claims, the security holders must make a formal request for the trustee to do so, and typically, this requires agreement of the holders of a specified percentage of the outstanding securities; (ii) generally, the mortgage loans are not required to meet all GSE eligibility criteria; and (iii) in many cases, the party demanding repurchase is required to demonstrate that a loan-level breach of a representation or warranty has materially and adversely affected the value of the loan. Of the $450 billion originally sold or deposited (including $165 billion by Washington Mutual, as to which the Firm maintains that certain of the repurchase obligations remain with the FDIC receivership), approximately $202 billion of principal has been repaid (including $74 billion related to Washington Mutual). In addition, approximately $125 billion of the principal amount of such loans has been liquidated (including $45 billion related to Washington Mutual), with an average loss severity of 60%. Accordingly, the remaining outstanding principal balance of these loans (including Washington Mutual) was, as of June 30, 2013, approximately $123 billion, of which $32 billion was 60 days or more past due. The remaining outstanding principal balance of loans related to Washington Mutual was approximately $46 billion, of which $11 billion was 60 days or more past due. For additional information regarding loans sold to private investors, see Mortgage repurchase liability on pages 111–115 of JPMorgan Chase’s 2012 Annual Report.

There have been generalized allegations, as well as specific demands, that the Firm repurchase loans sold or deposited into private-label securitizations (including claims from insurers that have guaranteed certain obligations of the securitization trusts). Although the Firm encourages parties to use the contractual repurchase process established in the governing agreements, these private-label repurchase claims have generally manifested themselves through threatened or pending litigation. Accordingly, the liability related to repurchase demands associated with all of the private-label securitizations described above is separately evaluated by the Firm in establishing its litigation reserves. For additional information regarding litigation, see Note 23 on pages 198–206 of this Form 10-Q, and Note 31 on pages 316–325 of JPMorgan Chase’s 2012 Annual Report.
Estimated mortgage repurchase liability
The Firm has recognized a mortgage repurchase liability of $2.5 billion and $2.8 billion, as of June 30, 2013, and December 31, 2012, respectively. The Firm’s mortgage repurchase liability is intended to cover losses associated with all loans previously sold in connection with loan sale and securitization transactions with the GSEs, regardless of when those losses occur or how they are ultimately resolved (e.g., repurchase, make-whole payment). While uncertainties continue to exist with respect to both GSE behavior and the economic environment, the Firm believes that the model inputs and assumptions that it uses to estimate its mortgage repurchase liability have become increasingly seasoned and stable. Based on these model inputs, which take into account all available information, and also considering projections regarding future uncertainty, including the GSEs’ behavior, the Firm has become increasingly confident in its ability to estimate reliably its mortgage repurchase liability. For these reasons, the Firm believes that its mortgage repurchase liability at June 30, 2013, is sufficient to cover probable future repurchase losses arising from loan sale and securitization transactions with the GSEs. For additional information about the process that the Firm uses to estimate its mortgage repurchase liability and the factors it considers in connection with that process, see Mortgage repurchase liability on pages 111–115 of JPMorgan Chase’s 2012 Annual Report.

The following table provides information about outstanding repurchase demands and unresolved mortgage insurance rescission notices, excluding those related to Washington Mutual and those asserted in or arising in connection with pending repurchase litigation, by counterparty type, at each of the past five quarter-end dates. The table includes repurchase demands received from the GSEs as well as repurchase demands associated with private label securitizations that have been presented to the Firm by trustees who assert authority to present such claims under the terms of the underlying sale or securitization agreement.
All mortgage repurchase demands associated with private-label securitizations (however asserted) are evaluated separately by the Firm in establishing its litigation reserves; they are not considered in the Firm’s mortgage repurchase liability. Accordingly, as noted above, the Firm’s mortgage repurchase liability is intended to cover losses associated with all loans previously sold in connection with loan sale and securitization transactions with the GSEs.

Outstanding repurchase demands and unresolved mortgage insurance rescission notices by counterparty type
(in millions)	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012		Sep 30, 2012	Jun 30, 2012
GSEs	$970	$1,022	$1,166		$1,533	$1,646
Mortgage insurers	852	924	1,014		1,036	1,004
Other	1,072	992	887	(b)	1,697	981
Overlapping population(a)	(51)	(64)	(86)		(150)	(125)
Total	$2,843	$2,874	$2,981		$4,116	$3,506

(a)
Because the GSEs and others may make repurchase demands based on mortgage insurance rescission notices that remain unresolved, certain loans may be subject to both an unresolved mortgage insurance rescission notice and an outstanding repurchase demand.

(b)
The decrease from September 30, 2012 predominantly relates to repurchase demands from private-label securitizations that had been presented in this table as of September 30, 2012 but that subsequently became subject to repurchase litigation in the fourth quarter of 2012; private-label securitization repurchase demands asserted or arising in connection with pending repurchase litigation are excluded from this table.

The following tables provide information about repurchase demands and mortgage insurance rescission notices received, excluding those related to Washington Mutual and those asserted in or arising in connection with pending repurchase litigation, by loan origination vintage, for the past five quarters. The Firm expects repurchase demands to remain at elevated levels or to increase if there is a significant increase in private-label repurchase demands outside of pending repurchase litigation. Additionally, repurchase demands from the GSEs continue to fluctuate from period to period, as reflected in the table immediately below. The Firm considers probable future repurchase demands, including this potential volatility, in estimating its mortgage repurchase liability.

Quarterly mortgage repurchase demands received by loan origination vintage(a)
(in millions)	Jun 30, 2013	Mar 31, 2013		Dec 31, 2012	Sep 30, 2012	Jun 30, 2012
Pre-2005	$53	$45		$42	$33	$28
2005	116	217	(b)	42	103	65
2006	258	287		292	963	506
2007	546	419		241	371	420
2008	113	151		114	196	311
Post-2008	60	62		87	124	191
Total repurchase demands received	$1,146	$1,181		$818	$1,790	$1,521

(a)	All mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves.

(b)
The increase from December 31, 2012, predominantly relates to repurchase demands from private-label securitizations received in the first quarter of 2013 that have not been asserted in, or in connection with, pending repurchase litigation.

Quarterly mortgage insurance rescission notices received by loan origination vintage(a)
(in millions)	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012
Pre-2005	$14	$12	$6	$6	$9
2005	18	13	18	14	13
2006	25	15	35	46	26
2007	68	52	83	139	121
2008	22	20	26	37	51
Post-2008	6	8	7	8	6
Total mortgage insurance rescissions received	$153	$120	$175	$250	$226

(a)	Mortgage insurance rescissions typically result in a repurchase demand from the GSEs. This table includes mortgage insurance rescission notices for which the GSEs also have issued a repurchase demand.
Since the beginning of 2011, the Firm’s cumulative cure rate (excluding loans originated by Washington Mutual) is approximately 60%. A significant portion of repurchase demands currently relate to loans with a longer pay history, which historically have had higher cure rates. Repurchases that have resulted from mortgage insurance rescissions are reflected in the Firm’s overall cure rate. While the actual cure rate may vary from quarter to quarter, the Firm expects that the cumulative cure rate will remain in the 55-65% range for the foreseeable future.
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

The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.

Summary of changes in mortgage repurchase liability(a)
	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Repurchase liability at beginning of period	$2,674	$3,516	$2,811	$3,557
Net realized losses(b)	(191)	(259)	(403)	(623)
Provision for repurchase losses(c)	(7)	36	68	359
Repurchase liability at end of period	$2,476	$3,293	$2,476	$3,293

(a)	All mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves.

(b)
Realized repurchase losses are presented net of third-party recoveries and include principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. Make-whole settlements were $133 million and $107 million for the three months ended June 30, 2013 and 2012, respectively and $254 million and $293 million for the six months ended June 30, 2013 and 2012, respectively.

(c)
Included $6 million and $28 million of provision related to new loan sales for the three months ended June 30, 2013 and 2012, respectively and $14 million and $55 million for the six months ended June 30, 2013 and 2012, respectively.

The following table summarizes the total unpaid principal balance of certain repurchases during the periods indicated.

Unpaid principal balance of mortgage loan repurchases(a)
	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Ginnie Mae(b)	$1,372	$1,619	$3,523	$3,126
GSEs(c)	216	302	461	621
Other(c)(d)	14	47	40	107
Total	$1,602	$1,968	$4,024	$3,854

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

(c)	Nonaccrual loans held-for-investment included $424 million and $487 million at June 30, 2013 and 2012, respectively, of loans repurchased as a result of breaches of representations and warranties.

(d)	Represents loans repurchased from parties other than the GSEs, excluding those repurchased in connection with pending repurchase litigation.
For additional information regarding the mortgage repurchase liability, see Note 21 on pages 193–197 of this Form 10-Q, and Note 29 on pages 308–315 of JPMorgan Chase’s 2012 Annual Report.
The Firm also faces a variety of exposures resulting from repurchase demands and litigation arising out of its various roles as issuer and/or sponsor of mortgage-backed securities (“MBS”) offerings in private-label securitizations. For further information, see Note 23, Litigation on pages 198–206 of this Form 10-Q.

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
Capital governance
The Firm’s senior management recognizes the importance of a capital management function that supports strategic decision-making. For a more detailed discussion of the Firm’s capital governance and processes, see pages 116–117 of JPMorgan Chase’s 2012 Annual Report.
Comprehensive Capital Analysis and Review
On January 7, 2013, the Firm submitted its capital plan to the Federal Reserve under the Federal Reserve’s 2013 CCAR process. On March 14, 2013, the Federal Reserve informed the Firm that it did not object to the Firm’s 2013 capital plan, but asked the Firm to submit an additional capital plan, as described more fully below. On May 21, 2013, the Board of Directors increased the second-quarter common stock dividend to $0.38 per share from $0.30 per share. The Board of Directors also authorized the Firm to repurchase up to $6 billion of common equity commencing with the second quarter of this year through the end of the first quarter of 2014. For additional information on dividends and common equity repurchases, see Capital actions on page 64 of this Form 10-Q.
As noted above, the Federal Reserve asked the Firm to submit by the end of the third quarter of 2013 an additional capital plan addressing the weaknesses it identified in the Firm’s CCAR capital planning processes.
The Firm intends to fully address the Federal Reserve’s requirements. Following its review of the additional capital plan, the Federal Reserve could require the Firm to modify its capital distributions.

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
Basel I and Basel 2.5
The minimum risk-based capital requirements adopted by the U.S. federal banking agencies follow the Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (“Basel Committee”). In June 2012, U.S. federal banking agencies published the final rule that specifies revised market risk regulatory capital requirements (“Basel 2.5”). While the Firm is still subject to the capital requirements of Basel I, Basel 2.5 rules also became effective for the Firm on January 1, 2013. The Basel 2.5 final rule revised the scope of positions subject to the market risk capital requirements and introduced new market risk measures, which resulted in additional capital requirements for covered positions as defined. The implementation of Basel 2.5 in the first quarter of 2013 resulted in an increase of approximately $150 billion in risk-weighted assets compared with the Basel I rules at March 31, 2013. The implementation of these rules also resulted in decreases of the Firm’s Tier 1 capital, Total capital and Tier 1 common capital ratios by 140 basis points, 160 basis points and 120 basis points, respectively, at March 31, 2013.
The following table presents the risk-based capital ratios for JPMorgan Chase at June 30, 2013, and December 31, 2012, under Basel I (and, for June 30, 2013, Basel 2.5). As of June 30, 2013, and December 31, 2012, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and each met all capital requirements to which it was subject.

Risk-based capital ratios
	June 30, 2013	December 31, 2012
Capital ratios
Tier 1 capital	11.6%	12.6%
Total capital	14.1	15.3
Tier 1 leverage	7.0	7.1
Tier 1 common(a)	10.4	11.0

(a)	The Tier 1 common ratio is Tier 1 common capital divided by RWA.

At June 30, 2013, and December 31, 2012, JPMorgan Chase maintained Tier 1 and Total capital ratios in excess of the well-capitalized standards established by the Federal Reserve, as indicated in the above tables. In addition, at June 30, 2013, and December 31, 2012, the Firm’s Tier 1 common ratio was significantly above the 5% CCAR standard. For more information, see Note 28 on pages 306–308 of the Firm’s 2012 Annual Report.
The following table presents a reconciliation of total stockholders’ equity to Tier 1 common, Tier 1 capital and Total qualifying capital; the components of risk-weighted assets; and total adjusted average assets.

Risk-based capital components and assets
(in millions)	June 30, 2013	December 31, 2012
Total stockholders’ equity	$209,239	$204,069
Less: Preferred stock	11,458	9,058
Common stockholders’ equity	197,781	195,011
Effect of certain items in accumulated other comprehensive income/(loss) excluded from Tier 1 common	(282)	(4,198)
Less: Goodwill(a)	45,414	45,663
Other intangible assets(a)	2,220	2,311
Fair value DVA on structured notes and derivative liabilities related to the Firm’s credit quality	1,869	1,577
Investments in certain subsidiaries and other	1,039	920
Tier 1 common	146,957	140,342
Preferred stock	11,458	9,058
Qualifying hybrid securities and noncontrolling interests(b)	5,618	10,608
Other	(6)	(6)
Total Tier 1 capital	164,027	160,002
Long-term debt and other instruments qualifying as Tier 2	17,406	18,061
Qualifying allowance for credit losses	17,723	15,995
Other	(8)	(22)
Total Tier 2 capital	35,121	34,034
Total qualifying capital	$199,148	$194,036
Credit risk risk-weighted assets	$1,217,094	$1,156,102
Market risk risk-weighted assets(c)	$192,987	114,276
Total risk-weighted assets(c)	$1,410,081	$1,270,378
Total adjusted average assets	$2,333,416	$2,243,242

(a)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

(b)
Primarily includes trust preferred securities of certain business trusts. Under the Basel III final rule approved by U.S. federal banking agencies in July 2013, trust preferred securities will be phased out from inclusion as Tier 1 capital, but included as Tier 2 capital, beginning in 2014 through the end of 2015 and phased out from inclusion as Tier 2 capital beginning in 2016 through the end of 2021.

(c)
Reflects the implementation of Basel 2.5 in the first quarter of 2013, which resulted in an increase of approximately $150 billion in risk-weighted assets compared with the Basel I rules at March 31, 2013. The implementation of these rules also resulted in decreases of the Firm’s Tier 1 capital, Total capital and Tier 1 common capital ratios by 140 basis points, 160 basis points and 120 basis points, respectively, at March 31, 2013.

Capital rollforward
The following table presents the changes in Tier 1 common, Tier 1 capital and Tier 2 capital for the six months ended June 30, 2013.

Six months ended June 30, (in millions)	2013
Tier 1 common at December 31, 2012	$140,342
Net income	13,025
Dividends declared	(3,032)
Net issuance of treasury stock	(2,069)
Changes in capital surplus	(1,188)
Effect of certain items in accumulated other comprehensive income/(loss) excluded from Tier 1 common	(51)
Qualifying non-controlling minority interests in consolidated subsidiaries	(49)
DVA on structured notes and derivative liabilities	(292)
Goodwill and other nonqualifying intangibles (net of deferred tax liabilities)	340
Other	(69)
Increase in Tier 1 common	6,615
Tier 1 common at June 30, 2013	$146,957

Tier 1 capital at December 31, 2012	$160,002
Change in Tier 1 common	6,615
Issuance of noncumulative perpetual preferred stock	2,400
Redemption of trust preferred securities	(4,940)
Other	(50)
Increase in Tier 1 capital	4,025
Tier 1 capital at June 30, 2013	$164,027

Tier 2 capital at December 31, 2012	$34,034
Change in long-term debt and other instruments qualifying as Tier 2	(655)
Change in qualifying allowance for credit losses	1,728
Other	14
Increase in Tier 2 capital	1,087
Tier 2 capital at June 30, 2013	$35,121
Qualifying capital at June 30, 2013	$199,148
Risk-weighted assets
The following table presents the changes in credit risk RWA and market risk RWA for the six months ending June 30, 2013.

Changes in RWA components
Six months ended June 30, (in millions)	2013
Credit risk RWA at December 31, 2012	$1,156,102
Increase in credit risk RWA	60,992
Credit risk RWA at June 30, 2013	$1,217,094

Market risk RWA at December 31, 2012	$114,276
Increase in market risk RWA	78,711
Market risk RWA at June 30, 2013	$192,987
Total RWA at June 30, 2013	$1,410,081
The increase in credit risk RWA is predominantly attributable to the implementation of Basel 2.5 in the first quarter of 2013; positions previously captured under market risk RWA under Basel I are, as a result of the implementation of Basel 2.5, now included as non-covered positions and calculated under credit risk RWA. The increase in credit risk RWA is also due to growth in other assets, including higher margin loans and receivables from unsettled activity. The increase in market risk RWA was also predominantly attributable to the implementation of Basel 2.5 in the first quarter of 2013. This increase was partially offset by a decrease in market risk RWA predominantly attributable to lower levels of risk, including reduced risk in the synthetic credit portfolio and a reduction in fixed income positions.
Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which the Firm is subject is presented at Note 20 on pages 191–192 of this Form 10-Q. For further information on the Firm’s Basel 2.5 measures and additional market risk disclosures, see the Firm’s consolidated Basel 2.5 Market Risk Pillar 3 Reports which are available on the Firm’s website (http://investor.shareholder.com/jpmorganchase/basel.cfm) within 45 days after the end of the quarter.
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
Basel III
In June 2012, U.S. federal banking agencies published a Notice for Proposed Rulemaking (“NPR”) for implementing further revisions to the Capital Accord in the U.S. (such further revisions are commonly referred to as “Basel III”). In July 2013, U.S. federal banking agencies approved a final rule for implementing Basel III in the U.S. Basel III revised Basel II by, among other things, narrowing the definition of capital, and increasing capital requirements for specific exposures. Basel III also includes higher capital ratio requirements and provides that the Tier 1 common capital requirement will be increased to 7%, comprised of a minimum ratio of 4.5% plus a 2.5% capital conservation buffer. Implementation of the 7% Tier 1 common capital requirement is required by January 1, 2019.
In addition, global systemically important banks (“GSIBs”) will be required to maintain Tier 1 common requirements above the 7% minimum in amounts ranging from an additional 1% to an additional 2.5%. In November 2012, the Financial Stability Board (“FSB”) indicated that it would require the Firm, as well as three other banks, to hold the additional 2.5% of Tier 1 common; the requirement will be phased in beginning in 2016. The Basel Committee also stated that certain GSIBs could be required to hold as much as 3.5% of Tier 1 common if they were to take actions that further increase their systemic importance. Currently, no GSIB (including the Firm) is required to hold more than the additional 2.5% of Tier 1 common.
In addition, pursuant to the requirements of the Dodd-Frank Act, U.S. federal banking agencies have implemented a floor under the Basel III capital calculations for advanced approach banking organizations, such as the Firm. The floor references the General Risk-Based Capital rules, which are the Basel I rules in 2014 and the Basel III Standardized rules from 2015 forward.
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
The Firm estimates that its Tier 1 common ratio under Basel III rules would be 9.3% as of June 30, 2013. The Tier 1 common ratio under both Basel I and Basel III are non-GAAP financial measures. However, such measures are used by bank regulators, investors and analysts as a key measure to assess the Firm’s capital position and to compare the Firm’s capital to that of other financial services companies.

June 30, 2013 (in millions, except ratio)
Tier 1 common under Basel I rules	$146,957
Adjustments related to AOCI for AFS securities and defined benefit pension and OPEB plans	514
All other adjustments	554
Estimated Tier 1 common under Basel III rules	$148,025
Estimated risk-weighted assets under Basel III rules(a)	$1,587,399
Estimated Tier 1 common ratio under Basel III rules(b)	9.3%

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
The Firm’s estimate of its Tier 1 common ratio under Basel III reflects its current understanding of the Basel III rules based on the recently published final rule and on the application of such rules to its businesses as currently conducted. The actual impact on the Firm’s capital ratios upon implementation of Basel III rules may differ from the Firm’s current estimates. The actual impact could depend on changes the Firm may make to its businesses in the future as a result of implementing the Basel III rules, regulatory approval of certain of the Firm’s internal risk models, and any further implementation guidance from the regulators.
The Basel III final rule also included a requirement for advanced approach banking organizations, including the Firm, to calculate a supplementary leverage ratio. The supplementary leverage ratio, a non-GAAP financial measure, is Tier 1 capital under Basel III divided by the Firm’s total leverage exposure. Total leverage exposure is calculated by taking the Firm’s total average on-balance sheet assets, less amounts permitted to be deducted for Tier 1 capital, and adding certain off-balance sheet exposures, such as undrawn commitments and derivatives future exposure.
Following approval of the final Basel III rules, the U.S. banking agencies issued proposed rulemaking relating to the supplementary leverage ratio that would require U.S. bank holding companies, including JPMorgan Chase, to have a supplementary leverage ratio of at least 5% and insured depositary institutions, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., to have a supplementary leverage ratio of at least 6%.
The Basel III capital requirements are subject to prolonged transition periods. In July 2013, as part of the approval of the Basel III final rule, U.S. federal banking agencies announced a January 1, 2014, Basel III effective date for advanced approach banking organizations, including the Firm. The additional capital requirements for GSIBs will be phased in starting January 1, 2016, with full implementation on January 1, 2019. The Firm and its IDI subsidiaries are not required to meet the minimum supplementary leverage ratio until January 1, 2018. Management’s current objective is for the Firm to reach, by the end of 2013, an estimated Basel III Tier I common ratio of 9.5%.
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
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At June 30, 2013, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $13.8 billion, exceeding the minimum requirement by $12.0 billion, and JPMorgan Clearing’s net capital was $6.7 billion, exceeding the minimum requirement by $5.0 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the SEC in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of June 30, 2013, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
J.P. Morgan Securities plc (formerly J.P. Morgan Securities Ltd.) is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and is the Firm’s principal operating subsidiary in the U.K. It has authority to engage in banking, investment banking and broker-dealer activities. J.P. Morgan Securities plc is jointly regulated by the U.K. Prudential Regulation Authority (“PRA”) and Financial Conduct Authority (“FCA”) (together, formerly the U.K. Financial Services Authority). At June 30, 2013, J.P. Morgan Securities plc had total capital of $22.1 billion, or a Pillar 1 Total capital ratio of 16.4%, which exceeded the 8% well-capitalized standard applicable to it under Basel 2.5.
Economic risk capital
Economic risk capital is another of the disciplines the Firm uses to assess the capital required to support its businesses. Economic risk capital is a measure of the capital needed to cover JPMorgan Chase’s business activities in the event of unexpected losses. The Firm measures economic risk capital using internal risk-assessment methodologies and models based primarily on four risk factors: credit, market, operational and private equity risk. The methodologies and models used to measure economic risk capital consider factors, assumptions and inputs that differ from those required to be used for regulatory capital requirements, and therefore provide a complementary measure to regulatory capital. As economic risk capital is a component of capital for advanced approach banking organizations under Basel III, the Firm is currently in the process of enhancing its economic risk capital framework to address the newly finalized Basel III requirements.
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

Line of business equity
(in billions)	June 30, 2013	December 31, 2012
Consumer & Community Banking	$46.0	$43.0
Corporate & Investment Bank	56.5	47.5
Commercial Banking	13.5	9.5
Asset Management	9.0	7.0
Corporate/Private Equity	72.8	88.0
Total common stockholders’ equity	$197.8	$195.0

Line of business equity	Quarterly Averages
(in billions)	2Q13	4Q12	2Q12
Consumer & Community Banking	$46.0	$43.0	$43.0
Corporate & Investment Bank	56.5	47.5	47.5
Commercial Banking	13.5	9.5	9.5
Asset Management	9.0	7.0	7.0
Corporate/Private Equity	72.3	85.0	74.0
Total common stockholders’ equity	$197.3	$192.0	$181.0
Effective January 1, 2013, the Firm further refined the capital allocation framework to align it with the revised line of business structure that became effective in the fourth quarter of 2012. The increase in equity levels for the lines of businesses is largely driven by regulatory guidance on Basel III requirements, principally for CIB and CIO, and by anticipated business growth.
Capital actions
Dividends
On May 21, 2013, the Board of Directors increased the Firm’s quarterly common stock dividend from $0.30 to $0.38 per share, effective with the dividend paid on July 31, 2013, to shareholders of record on July 5, 2013. The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired dividend payout ratio, capital objectives, and alternative investment opportunities. The Firm’s current expectation is to return to a payout ratio of approximately 30% of normalized earnings over time.
For information regarding dividend restrictions, see Note 22 and Note 27 on pages 300 and 306, respectively, of JPMorgan Chase’s 2012 Annual Report.
Preferred stock
On February 5, 2013 the Firm issued $900 million of noncumulative preferred stock. On each of April 23, 2013, and July 29, 2013, the Firm issued $1.5 billion of noncumulative preferred stock. On August 1, 2013, the Firm announced that it would redeem all of its outstanding 8.625% noncumulative preferred stock, Series J on September 1, 2013. For additional information on the Firm’s preferred stock, see Note 22 on page 300 of the Firm’s 2012 Annual Report.

Redemption of outstanding trust preferred securities
On May 8, 2013, the Firm redeemed approximately $5.0 billion, or 100% of the liquidation amount, of the following eight series of trust preferred securities: JPMorgan Chase Capital X, XI, XII, XIV, XVI, XIX, XXIV, and BANK ONE Capital VI. For a further discussion of trust preferred securities, see Note 21 on pages 297–299 of JPMorgan Chase’s 2012 Annual Report.
Common equity repurchases
On March 13, 2012, the Board of Directors authorized a $15.0 billion common equity (i.e., common stock and warrants) repurchase program. The following table shows the Firm’s repurchases of common equity for the three and six months ended June 30, 2013 and 2012. As of June 30, 2013, $9.6 billion (on a trade-date basis) of authorized repurchase capacity remained under the program.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Total shares of common stock repurchased	24	27	78	31
Aggregate common stock repurchases	$1,201	$1,139	$3,801	$1,329
Total warrants repurchased	—	18	—	18
Aggregate warrant repurchases	$—	$238	$—	$238
Pursuant to CCAR, the Firm is authorized to repurchase up to $6 billion of common equity between April 1, 2013 and March 31, 2014. Such repurchases are being done pursuant to the $15.0 billion common equity repurchase program.
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common equity — for example, during internal trading “black-out periods.”
All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 218–219 of this Form 10-Q.

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
The Firm’s overall risk appetite is established in the context of the Firm’s capital, earnings power, and diversified business model. The Firm employs a formalized risk appetite framework to integrate the Firm’s objectives with return targets, risk controls and capital management. The Risk Policy Committee of the Firm’s Board of Directors approves the risk appetite policy on behalf of the Board of Directors. The Firm’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Risk Officer (“CRO”) and Chief Operating Officer (“COO”) are responsible for setting and approving the Firm’s risk appetite parameters. The lines of business CEOs, CFOs and CROs are responsible for setting the risk appetite parameters for their respective lines of business, subject to approval by the Firm’s CEO, CFO, CRO and COO. The Firmwide Risk Committee, which is co-chaired by the Firm’s CEO and CRO, is responsible for reviewing risk appetite results at the LOB and firmwide levels.

The following provides an index of key risk management disclosures. For further information on these disclosures, refer to the page references noted below in both this Form 10-Q and JPMorgan Chase’s 2012 Annual Report.

Risk disclosure	Form 10-Q page reference	Annual Report page reference
Risk Management	65	123-126
Risk governance		123-125
Model risk		125-126
Liquidity Risk Management	66–72	127-133
Funding	66–70	127-130
HQLA	70
Contingency funding plan		130
Credit ratings	70–71	131
Credit Risk Management		134-159
Credit Portfolio	73	136-137
Consumer Credit Portfolio	74–83	138-149
Wholesale Credit Portfolio	84–91	150-159
Community Reinvestment Act Exposure	92	159
Allowance For Credit Losses	92–94	159-162
Market Risk Management	95–99	163-169
Risk identification and classification		163
Value-at-risk	95–98	163-167
Economic-value stress testing	98	167-168
Nontrading interest rate-sensitive revenue-at-risk	99	168-169
Risk monitoring and control: Limits		169
Country Risk Management	100–102	170-173
Selected European exposure	100–102	172-173
Principal Risk Management	103	174
Operational Risk Management	103	175-176
Cybersecurity	103	176
Legal, Fiduciary and Reputation Risk Management	103	177

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
Management considers the Firm’s liquidity position to be strong as of June 30, 2013, and believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.
LCR and NSFR
In December 2010, the Basel Committee introduced two new measures of liquidity risk: Liquidity Coverage Ratio (“LCR”), which is intended to measure the amount of “high-quality liquid assets” (“HQLA”) held by the Firm during an acute stress event, in relation to the estimated net cash outflows within a 30-day period; and the net stable funding ratio (“NSFR”) which is intended to measure the “available” amount of stable funding relative to the “required” amount of stable funding over a 1-year horizon. The standards require that the LCR be no lower than 100% and the NSFR be greater than 100%. For further discussion, see HQLA discussion on page 70 of this Form 10-Q.
In January 2013, the Basel Committee introduced certain amendments to the formulation of the LCR, and a revised timetable to phase-in the standard. The LCR will continue to become effective on January 1, 2015, but the minimum requirement will begin at 60%, increasing in equal annual increments to reach 100% on January 1, 2019. During the second quarter of 2013, the Firm accelerated compliance with the proposed Basel III LCR and became compliant, based on its current understanding of the proposed rules. The LCR may fluctuate from period to period due to normal flows from client activity.

Funding
Sources of funds
The Firm funds its global balance sheet through diverse sources of funding including a stable deposit franchise as well as secured and unsecured funding in the capital markets. The Firm’s loan portfolio, aggregating approximately $706.2 billion, net of allowance, at June 30, 2013 is funded with a portion of the Firm’s deposits (aggregating approximately $1,203.0 billion at June 30, 2013), and through securitizations and, with respect to a portion of the Firm’s real estate-related loans, with secured borrowings from the Federal Home Loan Banks. Deposits in excess of the amount utilized to fund loans are primarily invested in the Firm’s available-for-sale securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics. Capital markets secured financing assets and trading assets are primarily funded by the Firm’s capital market secured financing liabilities, trading liabilities and a portion of the Firm's long-term debt and equity.
In addition to funding capital markets assets, components of the Firm's debt and equity are used to fund certain loans, and other financial and non-financial assets, or may be invested in the Firm's available for sale securities portfolio. See the discussion below for additional disclosures relating to Deposits, Short-term funding, and Long-term funding and issuance.
Deposits
A key strength of the Firm is its diversified deposit franchise, through each of its lines of business, which provides a stable source of funding and limits reliance on the wholesale funding markets. As of June 30, 2013, the Firm’s deposits-to-loans ratio was 166%, compared with 163% at December 31, 2012.
As of June 30, 2013, total deposits for the Firm were $1,203.0 billion, compared with $1,193.6 billion at December 31, 2012 (54% and 55% of total liabilities at June 30, 2013, and December 31, 2012, respectively). The increase in deposits was predominantly due to growth in consumer deposits. For further information, see Balance Sheet Analysis on pages 53–54 of this Form 10-Q.

The Firm typically experiences higher customer deposit inflows at period-ends. Therefore, the Firm believes average deposit balances are more representative of deposit trends. The table below summarizes, by line of business, the deposit balance as of June 30, 2013, and December 31, 2012, respectively, as well as average deposits for the three and six months ended June 30, 2013 and 2012, respectively.

Deposits			Three months ended June 30,		Six months ended June 30,
	June 30,	December 31,	Average		Average
(in millions)	2013	2012	2013	2012	2013	2012
Consumer & Community Banking	$456,814	$438,517	$453,586	$411,292	$447,494	$406,453
Corporate & Investment Bank	383,720	385,560	370,189	346,079	363,369	348,612
Commercial Banking	189,310	198,383	181,844	179,078	182,020	181,883
Asset Management	137,289	144,579	136,577	128,087	138,001	127,811
Corporate/Private Equity	35,817	26,554	31,437	28,710	27,907	31,105
Total Firm	$1,202,950	$1,193,593	$1,173,633	$1,093,246	$1,158,791	$1,095,864
A significant portion of the Firm’s deposits are consumer deposits (38% and 37% at June 30, 2013, and December 31, 2012, respectively), which are considered particularly stable as they are less sensitive to interest rate changes or market volatility. Additionally, the majority of the Firm’s institutional deposits are also considered to be stable sources of funding since they are generated from customers that maintain operating service relationships with the Firm. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 17–51 and 53–54, respectively, of this Form 10-Q.
The following table summarizes short-term and long-term funding, excluding deposits, as of June 30, 2013, and December 31, 2012, and average balances for the three and six months ended June 30, 2013 and 2012, respectively. For additional information, see the Balance Sheet Analysis on pages 53–54 and Note 12 on pages 151–152 of this Form 10-Q.

	June 30, 2013	December 31, 2012	Three months ended June 30,		Six months ended June 30,
Sources of funds (excluding deposits)			Average		Average
(in millions)			2013	2012	2013	2012
Commercial paper:
Wholesale funding	$19,505	$15,589	$19,352	$13,569	$18,426	$10,692
Client cash management	37,126	39,778	35,039	35,222	35,315	37,883
Total commercial paper	$56,631	$55,367	$54,391	$48,791	$53,741	$48,575

Other borrowed funds	$30,385	$26,636	$33,618	$26,310	$30,600	$25,839

Securities loaned or sold under agreements to repurchase:
Securities sold under agreements to repurchase	$230,430	$212,278	$231,358	$220,881	$225,355	$215,936
Securities loaned	24,389	23,125	28,346	19,872	27,591	17,355
Total securities loaned or sold under agreements to repurchase(a)(b)(c)	$254,819	$235,403	$259,704	$240,753	$252,946	$233,291

Total senior notes	$136,601	$130,297	$140,573	$148,074	$138,119	$148,766
Trust preferred securities	5,471	10,399	7,472	20,499	8,922	20,668
Subordinated debt	28,229	29,731	27,426	29,599	26,956	29,801
Structured notes	28,816	30,194	29,666	31,505	29,959	32,338
Total long-term unsecured funding	$199,117	$200,621	$205,137	$229,677	$203,956	$231,573

Credit card securitization	$28,597	$30,123	$28,447	$28,274	$28,391	$30,368
Other securitizations(d)	3,460	3,680	3,563	4,047	3,614	4,100
FHLB advances	60,887	42,045	59,463	13,760	52,438	14,102
Other long-term secured funding(e)	6,208	6,358	6,196	7,057	6,212	7,196
Total long-term secured funding	$99,152	$82,206	$97,669	$53,138	$90,655	$55,766

Preferred stock(f)	$11,458	$9,058	$11,095	$7,800	$10,355	$7,800
Common stockholders’ equity(f)	$197,781	$195,011	$197,283	$181,021	$196,016	$179,366

(a)	Excludes federal funds purchased.

(b)
Excluded long-term structured repurchase agreements of $3.2 billion and $3.3 billion as of June 30, 2013, and December 31, 2012, respectively, and average balance of $3.3 billion and $7.2 billion for the three months ended June 30, 2013 and 2012, and $3.3 billion and $6.8 billion for the six months ended June 30, 2013 and 2012, respectively.

(c)
Excluded long-term securities loaned of $452 million and $457 million as of June 30, 2013, and December 31, 2012, respectively, and average balance of $453 million for the three months ended June 30, 2013, and $454 million for the six months ended June 30, 2013, respectively. There were no average balances of long-term securities loaned for the three and six months ended June 30, 2012.

(d)
Other securitizations includes securitizations of residential mortgages, auto loans and student loans. The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table.

(e)	Includes long-term structured notes which are secured.

(f)
For additional information on preferred stock and common stockholders’ equity see Capital Management on pages 60–64 and Consolidated Statements of Changes in Stockholders’ Equity on page 111 of this Form 10-Q; Note 22 on page 300 and Note 23 on pages 300-301 of JPMorgan Chase’s 2012 Annual Report.

Short-term funding
A significant portion of the total commercial paper liabilities, approximately 66% as of June 30, 2013, as shown in the table above, were originated from deposits that customers choose to sweep into commercial paper liabilities as a cash management program offered by CIB and are not sourced from wholesale funding markets.
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. Securities loaned or sold under agreements to repurchase are secured predominantly by high-quality securities collateral, including government-issued debt, agency debt and agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under purchase agreements. The amounts of securities loaned or sold under agreements to repurchase at June 30, 2013, increased predominantly due to higher secured financing of the Firm’s assets and higher client financing activity. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment and market-making portfolios); and other market and portfolio factors.

Long-term funding and issuance
Long-term funding provides additional sources of stable funding and liquidity for the Firm. The majority of the Firm’s long-term unsecured funding is issued by the parent holding company to provide maximum flexibility in support of both bank and nonbank subsidiary funding.
The following table summarizes long-term unsecured issuance and maturities or redemptions, for the three and six months ended June 30, 2013 and 2012, respectively. For additional information, see Note 21 on pages 297–299 of JPMorgan Chase’s 2012 Annual Report.

Long-term unsecured funding	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Issuance
Senior notes issued in the U.S. market	$5,434	$—	$18,832	$6,234
Senior notes issued in non-U.S. markets	5,419	—	6,774	2,050
Total senior notes	10,853	—	25,606	8,284
Subordinated debt	1,989	—	1,989	—
Structured notes	4,619	2,457	9,664	8,422
Total long-term unsecured funding – issuance	$17,461	$2,457	$37,259	$16,706

Maturities/redemptions
Total senior notes	$9,506	$17,678	$13,513	$21,779
Trust preferred securities	5,052	452	5,052	452
Subordinated debt	—	—	2,417	1,000
Structured notes	4,668	3,970	9,478	10,024
Total long-term unsecured funding – maturities/redemptions	$19,226	$22,100	$30,460	$33,255
On May 8, 2013, the Firm redeemed approximately $5.0 billion, or 100% of the liquidation amount, of trust preferred securities pursuant to the optional redemption provisions set forth in the documents governing those trust preferred securities.
The Firm announced on August 1, 2013 that it would redeem all of its outstanding 8.625% Non-Cumulative Preferred Stock, Series J on September 1, 2013.
During July 2013 and through August 7, 2013, the Firm issued $1.0 billion of senior notes in the U.S. market.
The Firm raises secured long-term funding through securitization of consumer credit card loans, residential mortgages, auto loans and student loans as well as through advances from the FHLBs, all of which increase funding and investor diversity.
The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemption for the three and six months ended June 30, 2013 and 2012, respectively.

	Three months ended June 30,				Six months ended June 30,
Long-term secured funding	Issuance		Maturities/Redemption		Issuance		Maturities/Redemption
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Credit card securitization	$2,860	$3,850	$2,147	$8,549	$4,760	$3,850	$6,265	$8,603
Other securitizations(a)	—	—	119	127	—	—	220	231
FHLB advances	4,850	6,100	2	1	19,550	6,100	706	4,512
Other long-term secured funding	69	122	23	544	195	372	116	1,273
Total long-term secured funding	$7,779	$10,072	$2,291	$9,221	$24,505	$10,322	$7,307	$14,619

(a)	Other securitizations includes securitizations of residential mortgages, auto loans and student loans.

In addition, in July 2013, the Firm securitized $900 million of consumer credit card loans.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. For further description of the client-driven loan securitizations, see Note 15 on pages 177–184 of this Form 10-Q.
Parent holding company and subsidiary funding
The parent holding company acts as an important source of funding to its subsidiaries. The Firm’s liquidity management is intended to ensure that liquidity at the parent holding company is maintained at levels sufficient to fund the operations of the parent holding company and its subsidiaries for an extended period of time in a stress environment where access to normal funding sources is disrupted.
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
High Quality Liquid Assets
High Quality Liquid Assets (“HQLA”) is the estimated amount of assets the Firm believes will qualify for inclusion in the Basel III LCR based on the Firm’s current understanding of the rules. HQLA primarily consists of cash and certain unencumbered high quality, liquid assets as defined in the rule.
As of June 30, 2013, HQLA was estimated to be approximately $454 billion, compared with $341 billion as of December 31, 2012. The increase in HQLA was due to higher cash balances driven by increased secured borrowings, trading liabilities and long term debt issuance as well as a reduction in trading assets, securities purchased under resale agreements and investment securities. HQLA may fluctuate from period to period due to normal flows from client activity.

The following table presents the estimated HQLA broken out by HQLA-eligible cash and HQLA-eligible securities as of June 30, 2013.

(in billions)	June 30, 2013
HQLA
Eligible cash	$279
Eligible securities	175
Total HQLA	$454
Additional available liquidity resources
In addition to HQLA, as of June 30, 2013, the Firm has approximately $278 billion unencumbered marketable securities, such as equity securities and fixed income debt securities available to raise liquidity, if required. Furthermore, the Firm maintains borrowing capacity at various FHLBs, the Federal Reserve Bank discount window and various other central banks as a result of collateral pledged by the Firm to such banks. Although available, the Firm does not view the borrowing capacity at the Federal Reserve Bank discount window and the various other central banks as a primary source of liquidity. As of June 30, 2013, the Firm's borrowing capacity at various FHLBs and the Federal Reserve Bank discount window was approximately $94 billion, excluding the benefit from securities pledged which have been included above in HQLA eligible securities and other unencumbered securities.
Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 55, and Credit risk, liquidity risk and credit-related contingent features in Note 5 on pages 131–142, of this Form 10-Q.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.

The credit ratings of the parent holding company and certain of the Firm’s significant operating subsidiaries as of June 30, 2013, were as follows.

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A. Chase Bank USA, N.A.			J.P. Morgan Securities LLC
June 30, 2013	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investor Services	A2	P-1	Negative	Aa3	P-1	Stable	A1	P-1	Stable
Standard & Poor’s	A	A-1	Negative	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	A+	F1	Stable	A+	F1	Stable	A+	F1	Stable
On June 11, 2013, S&P announced a reassessment of its government support assumptions reflected in the holding company ratings of eight systemically important financial institutions (“SIFIs”), including the Firm. As a result of this reassessment, the outlook for the parent company was revised to negative from stable; the outlook for the Firm’s operating subsidiaries remained unchanged at stable. Moody's is undertaking a similar reassessment as a result of which Moody's outlook on the Firm's parent company ratings remains negative.
Downgrades of the Firm’s long-term ratings by one notch or two notches could result in a downgrade of the Firm’s short-term ratings. If this were to occur, the Firm believes its cost of funds could increase and access to certain funding markets could be reduced. The nature and magnitude of the impact of further ratings downgrades depends on numerous contractual and behavioral factors (which the Firm believes are incorporated in the its liquidity risk and stress testing metrics). The Firm believes it maintains sufficient liquidity to withstand a potential decrease in funding capacity due to further ratings downgrades.
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

Cash flows
As of June 30, 2013 and 2012, cash and due from banks was $29.2 billion and $44.9 billion, respectively. These balances decreased by $24.5 billion and $14.7 billion from December 31, 2012 and 2011, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows during the six months ended June 30, 2013 and 2012.
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
For the six months ended June 30, 2013, net cash provided by operating activities was $88.5 billion. This resulted from a decrease in trading assets - debt and equity instruments driven by client-driven market-making activity in CIB; a decline in trading assets - derivative receivables due to reductions in interest rate derivative receivables, partly offset by an increase in equity derivative receivables; and an increase in accounts payable and other liabilities predominantly due to higher CIB brokerage payables, and the timing of merchant payables payments related to CCB’s Card business. Net cash generated from operating activities was higher than net income, partially as a result of adjustments for noncash items such as deferred tax expense and depreciation and amortization. Cash proceeds received from sales and paydowns of loans originated and purchased with an initial intent to sell was higher than the cash used to acquire such loans, and also reflected higher levels of activities over the prior-year period. Additionally, trading liabilities - debt and equity instruments increased which was partly offset by a decrease in trading liabilities - derivative payables primarily due to reductions in interest rate derivative payables. Partially offsetting these cash proceeds was an increase in accounts receivables due to higher brokerage receivables and margin loan balances driven by client activity, primarily in CIB, and the timing of merchant receivables payments related to CCB’s Card business.
For the six months ended June 30, 2012, net cash provided by operating activities was $46.2 billion. This resulted from a decrease in trading assets–debt and equity instruments driven by lower levels of equity and corporate debt securities, and physical commodities, partially offset by an increase in U.S. government securities; and a decrease in derivative receivables, primarily due to foreign exchange and credit products, partially offset by increased equity derivative balances. Net cash generated from operating activities was higher than net income, partially as a result of adjustments for noncash items such as depreciation and amortization, stock-based compensation and the provision for credit losses. Additionally, cash proceeds received from sales and paydowns of loans was higher than the cash used to acquire such loans originated and purchased with an initial intent to sell. Partially offsetting these cash proceeds was an increase in accrued interest and accounts receivables predominantly due to higher receivables from securities transactions pending settlement, and an increase in CIB customer margin receivables due to changes in client activity.
Cash flows from investing activities
The Firm’s investing activities predominantly include loans originated to be held for investment, the AFS securities portfolio and other short-term interest-earning assets. For the six months ended June 30, 2013, net cash of $142.2 billion was used in investing activities. This resulted from a significant increase in deposits with banks reflecting the placement of the Firm’s excess funds with various central banks, primarily Federal Reserve banks. Partially offsetting this cash outflow were a decline in securities purchased under resale agreements due primarily to a shift in deployment of the Firm’s excess cash by Treasury; a decrease in loan balances as a result of cash proceeds from sales and securitizations, lower credit card loans due to seasonality and higher repayment rates, and lower consumer excluding credit card loans, predominantly due to mortgage-related paydowns and portfolio run-off; and proceeds from maturities and sales that were higher than the cash used to acquire new AFS securities.
For the six months ended June 30, 2012, net cash of $66.0 billion was used in investing activities. This resulted from a significant increase in deposits with banks reflecting the placement of the Firm’s excess funds with various central banks, including Federal Reserve Banks; an increase in securities purchased under resale agreements due to the deployment of excess cash by Treasury; and an increase in loans due to a higher level of wholesale loans driven by increased client activity across all regions and most businesses. Partially offsetting these cash outflows were a decrease in securities, largely due to paydowns and maturities, as well as repositioning of the AFS portfolio; and a decline in the level of consumer, excluding credit card, loans due to paydowns and portfolio run-off, and credit card loans due to seasonality and higher repayment rates.

Cash flows from financing activities
The Firm’s financing activities predominantly include taking customer deposits, and issuing long-term debt as well as preferred and common stock. For the six months ended June 30, 2013, net cash provided by financing activities was $30.1 billion. This was driven by net issuances of long-term borrowings; an increase in securities loaned or sold under repurchase agreements predominantly due to higher secured financing of the Firm’s assets and higher client financing activity; and proceeds from the issuance of preferred stock. Partially offsetting these cash inflows were repurchases of common stock and payments of dividends on common and preferred stock.
For the six months ended June 30, 2012, net cash provided by financing activities was $4.9 billion. This was driven by securities loaned or sold under repurchase agreements predominantly in CIB, reflecting higher client financing activity and a change in the mix of liabilities. Partially offsetting these cash proceeds were a decrease in deposits, predominantly due to a decline in client balances in the wholesale businesses, particularly in CIB and CB, partially offset by an overall growth in retail deposits; net redemptions and maturities of long-term borrowings; and payments of cash dividends on common and preferred stock and repurchases of common stock and warrants.

CREDIT PORTFOLIO
The following tables present JPMorgan Chase’s credit portfolio as of June 30, 2013, and December 31, 2012. Total credit exposure was $1.9 trillion at June 30, 2013, an increase of $2.8 billion from December 31, 2012, reflecting an increase in the wholesale portfolio of $9.5 billion, largely offset by a decrease in the consumer portfolio of $6.7 billion. For further information on the changes in the credit portfolio, see Consumer Credit Portfolio on pages 74–83, and Wholesale Credit Portfolio on pages 84–91, of this Form 10-Q.
In the following tables, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale (which are carried at the lower of cost or fair value, with valuation changes recorded in noninterest revenue); and certain loans accounted for at fair value. In addition, the Firm records certain loans accounted for at fair value in trading assets. For further information regarding these loans see Note 3 on pages 114–127 of this Form 10-Q. For additional information on the Firm’s loans and derivative receivables, including the Firm’s accounting policies, see Note 13 and Note 5 on pages 153–175 and 131–142, respectively, of this Form 10-Q.
For further discussion of the Firm’s Credit Risk Management framework, see pages 134–135 of JPMorgan Chase’s 2012 Annual Report.
For further information regarding the credit risk inherent in the Firm’s investment securities portfolio, see Note 11 on pages 147–150 of this Form 10-Q and Note 12 on pages 244–248 of JPMorgan Chase’s 2012 Annual Report.

Total credit portfolio
	Credit exposure		Nonperforming(b)(c)(d)
(in millions)	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Loans retained	$719,884	$726,835	$9,578	$10,609
Loans held-for-sale	3,779	4,406	60	18
Loans at fair value	1,923	2,555	96	93
Total loans – reported	725,586	733,796	9,734	10,720
Derivative receivables	73,751	74,983	448	239
Receivables from customers and other	23,852	23,761	—	—
Total credit-related assets	823,189	832,540	10,182	10,959
Assets acquired in loan satisfactions
Real estate owned	NA	NA	678	738
Other	NA	NA	36	37
Total assets acquired in loan satisfactions	NA	NA	714	775
Total assets	823,189	832,540	10,896	11,734
Lending-related commitments	1,040,134	1,027,988	283	355
Total credit portfolio	$1,863,323	$1,860,528	$11,179	$12,089
Credit portfolio management derivatives notional, net(a)	$(24,812)	$(27,447)	$(10)	$(25)
Liquid securities and other cash collateral held against derivatives	(13,276)	(15,201)	NA	NA

(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net charge-offs	$1,403	$2,278	$3,128	$4,665
Average retained loans
Loans – reported	720,290	719,878	719,684	715,047
Loans – reported, excluding residential real estate PCI loans	662,776	656,547	661,382	650,985
Net charge-off rates
Loans – reported	0.78%	1.27%	0.88%	1.31%
Loans – reported, excluding PCI	0.85	1.40	0.95	1.44

(a)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Excludes the synthetic credit portfolio. For additional information, see Credit derivatives on pages 90–91 and Note 5 on pages 131–142 of this Form 10-Q.

(b)
Nonperforming includes nonaccrual loans, nonperforming derivatives, commitments that are risk rated as nonaccrual, real estate owned and other commercial and personal property owned. Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(c)
At June 30, 2013, and December 31, 2012, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $10.1 billion and $10.6 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $1.8 billion and $1.6 billion, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $488 million and $525 million, respectively, that are 90 or more days past due. These amounts were excluded from nonaccrual loans as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

(d)	At June 30, 2013, and December 31, 2012, total nonaccrual loans represented 1.34% and 1.46%, respectively, of total loans.

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

The credit performance of the consumer portfolio continues to improve as the economy continues to slowly expand and home prices improved in the first half of the year. Early-stage residential real estate delinquencies (30–89 days delinquent), excluding government guaranteed loans, decreased during the first half of the year and late-stage delinquencies (150+ days delinquent) continued to decline but remain elevated. The elevated level of the late-stage delinquent loans is due, in part, to loss mitigation activities currently being undertaken and to elongated foreclosure processing timelines. Losses related to these loans continue to be recognized in accordance with the Firm’s standard charge-off practices, but some delinquent loans that would otherwise have been foreclosed upon remain in the mortgage and home equity loan portfolios.

The following table presents consumer credit-related information with respect to the credit portfolio held by CCB as well as for prime mortgage loans reported in the Asset Management and the Corporate/Private Equity segments for the dates indicated. For further information about the Firm’s nonaccrual and charge-off accounting policies, see Note 13 on pages 153–175 of this Form 10-Q.

Consumer credit portfolio					Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	Credit exposure		Nonaccrual loans(g)(h)		Net charge-offs		Average annual net charge-off rate(i)		Net charge-offs		Average annual net charge-off rate(i)
	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	2013	2012	2013	2012	2013	2012	2013	2012
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Home equity – senior lien	$18,277	$19,385	$927	$931	$32	$55	0.69%	1.05%	$75	$111	0.80%	1.04%
Home equity – junior lien	44,049	48,000	2,059	2,277	204	411	1.82	3.12	494	897	2.17	3.35
Prime mortgage, including option ARMs	79,179	76,256	3,330	3,445	22	118	0.11	0.62	72	252	0.19	0.66
Subprime mortgage	7,703	8,255	1,594	1,807	33	112	1.69	4.94	100	242	2.52	5.23
Auto(a)	50,865	49,913	126	163	23	21	0.18	0.17	63	54	0.25	0.23
Business banking	18,730	18,883	454	481	74	98	1.59	2.20	135	194	1.46	2.19
Student and other	11,849	12,191	86	70	68	109	2.30	3.22	125	170	2.11	2.47
Total loans, excluding PCI loans and loans held-for-sale	230,652	232,883	8,576	9,174	456	924	0.79	1.55	1,064	1,920	0.92	1.61
Loans – PCI(b)
Home equity	19,992	20,971	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Prime mortgage	12,976	13,674	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Subprime mortgage	4,448	4,626	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Option ARMs	19,320	20,466	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – PCI	56,736	59,737	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – retained	287,388	292,620	8,576	9,174	456	924	0.63	1.23	1,064	1,920	0.74	1.27
Loans held-for-sale(c)	708	—	—	—	—	—	—	—	—	—	—	—
Total consumer, excluding credit card loans	288,096	292,620	8,576	9,174	456	924	0.63	1.23	1,064	1,920	0.74	1.27
Lending-related commitments
Home equity – senior lien(d)	14,222	15,180
Home equity – junior lien(d)	19,765	21,796
Prime mortgage	7,701	4,107
Subprime mortgage	—	—
Auto	8,596	7,185
Business banking	11,293	11,092
Student and other	726	796
Total lending-related commitments	62,303	60,156
Receivables from customers(e)	129	113
Total consumer exposure, excluding credit card	350,528	352,889
Credit card
Total credit card loans(f)	124,288	127,993	1	1	1,014	1,345	3.31	4.35	2,096	2,731	3.43	4.37
Lending-related commitments(d)	532,359	533,018
Total credit card exposure	656,647	661,011
Total consumer credit portfolio	$1,007,175	$1,013,900	$8,577	$9,175	$1,470	$2,269	1.43%	2.14%	$3,160	$4,651	1.54%	2.17%
Memo: Total consumer credit portfolio, excluding PCI	$950,439	$954,163	$8,577	$9,175	$1,470	$2,269	1.66%	2.51%	$3,160	$4,651	1.79%	2.55%

(a)	At June 30, 2013, and December 31, 2012, excluded operating lease-related assets of $5.1 billion and $4.7 billion, respectively.

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

(e)	Receivables from customers primarily represent margin loans to retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(f)	Includes accrued interest and fees net of an allowance for the uncollectible portion of accrued interest and fee income.

(g)
At June 30, 2013, and December 31, 2012, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $10.1 billion and $10.6 billion, respectively, that are 90 or more days past due; and (2) student loans insured by U.S. government agencies under the FFELP of $488 million and $525 million, respectively, that are 90 or more days past due. These amounts were excluded from nonaccrual loans as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

(h)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(i)
Average consumer loans held-for-sale were $8 million and $782 million for the three months ended June 30, 2013 and 2012, respectively, and $4 million and $802 million for the six months ended June 30, 2013 and 2012, respectively. These amounts were excluded when calculating net charge-off rates.

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances declined during the six months ended June 30, 2013, due to paydowns and the charge-off or liquidation of delinquent loans, partially offset by new prime mortgage and auto loan originations. Credit performance has improved across most portfolios but residential real estate charge-offs and delinquent loans remain above normal historical levels.
The following discussion relates to the specific loan and lending-related categories. PCI loans are generally excluded from individual loan product discussions and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, see Note 13 on pages 153–175 of this Form
10-Q.
Home equity: The home equity portfolio at June 30, 2013, was $62.3 billion, compared with $67.4 billion at December 31, 2012. The decrease in this portfolio primarily reflected loan paydowns and charge-offs. Early-stage delinquencies showed improvement from December 31, 2012, while late stage-delinquencies were flat due, in part, to loss mitigation activities currently being undertaken and to elongated foreclosure processing timelines. Both senior and junior lien nonaccrual loans decreased from December 31, 2012. Net charge-offs for both senior and junior lien home equity loans declined when compared with the same period of the prior year, as a result of improvement in delinquencies and home prices.
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
Of the approximately $54 billion unpaid principal balance of non-PCI HELOCs outstanding at June 30, 2013, approximately $39 billion are fully amortizing, currently possess an ability to refinance, are interest-only balloon loans, or are expected to paydown or charge-off prior to recasting. The remaining $15 billion represents borrowers who do not currently possess the ability to refinance, and are expected to experience a recast in future periods. These recasts will primarily occur from 2015 through 2017, at which time the borrower must begin to make fully-amortizing payments. The Firm has considered this payment recast risk in its allowance for loan losses based upon the estimated amount of payment shock (i.e., the excess of the fully-amortizing payment over the interest-only payment in effect prior to recast) expected to occur at the payment recast date, along with corresponding estimated probability of default and loss severity assumptions. Certain factors, such as future developments in both unemployment and home prices, could have a significant impact on the expected and/or actual performance of these loans.
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
At June 30, 2013, the Firm estimated that its home equity portfolio contained approximately $2.7 billion of current junior lien loans where the borrower has a first mortgage loan that is either delinquent or has been modified (“high-risk seconds”), compared with $3.1 billion at December 31, 2012. Such loans are considered to pose a higher risk of default than that of junior lien loans for which the senior lien is neither delinquent nor modified. The Firm estimates the balance of its total exposure to high-risk seconds on a quarterly basis using internal data, loan level credit bureau data, which typically provides the delinquency status of the senior lien, as well as information from a database maintained by one of the bank regulatory agencies. The estimated balance of these high-risk seconds may vary from quarter-to-quarter for reasons such as the movement of related senior liens into and out of the 30+ days past due delinquency bucket.

Current high risk junior liens
(in billions)	Jun 30, 2013	Dec 31, 2012
Junior liens subordinate to:
Modified current senior lien	$1.0	$1.1
Senior lien 30 – 89 days delinquent	0.8	0.9
Senior lien 90 days or more delinquent(a)	0.9	1.1
Total current high risk junior liens	$2.7	$3.1

(a)
Junior liens subordinate to senior liens that are 90 days or more past due are classified as nonaccrual loans. At both June 30, 2013, and December 31, 2012, excluded approximately $100 million of junior liens that are performing but not current, which were also placed on nonaccrual in accordance with the regulatory guidance.

Of the estimated $2.7 billion of high-risk junior liens at June 30, 2013, the Firm owns approximately 5% and services approximately 30% of the related senior lien loans to the same borrowers. The performance of the Firm’s junior lien loans is generally consistent regardless of whether the Firm owns, services or does not own or service the senior lien. The increased probability of default associated with these higher-risk junior lien loans was considered in estimating the allowance for loan losses.
Mortgage: Mortgage loans at June 30, 2013, including prime, subprime and loans held-for-sale, were $87.6 billion, compared with $84.5 billion at December 31, 2012. The mortgage portfolio increased during the quarter as retained prime mortgage originations outpaced paydowns and the charge-off or liquidation of delinquent loans. Net charge-offs decreased from the same period of the prior year, reflecting continued home price improvement and favorable delinquency trends. However, delinquency levels remain elevated compared with historical levels.
Prime mortgages, including option adjustable-rate mortgages (“ARMs”) and loans held-for-sale, were $79.9 billion at June 30, 2013, compared with $76.3 billion at December 31, 2012. These loans increased as prime mortgage retained originations exceeded charge-off or liquidation of delinquent loans, paydowns, and portfolio run-off of option ARM loans. Excluding loans insured by U.S. government agencies, both early-stage and late-stage delinquencies showed improvement during the six months ended June 30, 2013. Nonaccrual loans improved compared with the prior year but remain elevated as a result of ongoing foreclosure processing delays. Net charge-offs continued to improve, as a result of improvement in delinquencies and home prices.
At June 30, 2013 and December 31, 2012, the Firm’s prime mortgage portfolio included $15.0 billion and $16.0 billion, respectively, of interest-only loans with balloon payments due at the end of the term, which represented 19% and 21% of the prime mortgage portfolio, respectively. These loans are typically originated as higher-balance loans to higher-income borrowers. The decrease in this portfolio was primarily due to voluntary prepayments, as borrowers are generally refinancing into lower rate products. To date, losses on this portfolio generally have been consistent with the broader prime mortgage portfolio and the Firm’s expectations. The Firm continues to monitor the risks associated with these loans.
Option ARM loans, which are included in the prime mortgage portfolio, were $6.0 billion and $6.5 billion and represented 8% and 9% of the prime mortgage portfolio at June 30, 2013, and December 31, 2012, respectively. The decrease in option ARM loans resulted from portfolio run-off. As of June 30, 2013, approximately 5% of option ARM borrowers were delinquent, 1% were making interest-only or negatively amortizing payments, and 94% were making amortizing payments (such payments are not necessarily fully amortizing). Approximately 84% of borrowers within the portfolio are subject to risk of payment shock due to future payment recast, as only a limited number of these loans have been modified. The cumulative amount of unpaid interest added to the unpaid principal balance due to negative amortization of option ARMs was not material at either June 30, 2013, or December 31, 2012. The Firm estimates the following balances of option ARM loans will undergo a payment recast that results in a payment increase: $301 million in 2013, $513 million in 2014 and $646 million in 2015. Default rates generally increase when payment recast results in a payment increase. However, as the Firm’s option ARM loans, other than those held in the PCI portfolio, are primarily loans with lower LTV ratios and higher borrower FICO scores, it is possible that many of these borrowers will be able to refinance into a lower rate product, which would reduce this payment recast risk. Accordingly, the Firm expects substantially lower losses on this portfolio when compared with the PCI option ARM portfolio. To date, losses realized on option ARM loans that have undergone payment recast have been immaterial and consistent with the Firm’s expectations. The option ARM portfolio was acquired by the Firm as part of the Washington Mutual transaction.
Subprime mortgages at June 30, 2013, were $7.7 billion, compared with $8.3 billion at December 31, 2012. The decrease was due to portfolio run-off and the charge-off or liquidation of delinquent loans. Early-stage and late-stage delinquencies as well as nonaccrual loans have improved from December 31, 2012, but remain at elevated levels. Net charge-offs decreased from the prior year.
Auto: Auto loans at June 30, 2013, were $50.9 billion, compared with $49.9 billion at December 31, 2012. Loan balances increased due to new originations, partially offset by paydowns and payoffs. Delinquent and nonaccrual loans improved compared with December 31, 2012. Net charge-offs increased from the prior year, but loss levels are considered low as a result of favorable trends in both loss frequency and loss severity, mainly due to enhanced underwriting standards and a strong used car market. The auto loan portfolio reflected a high concentration of prime-quality credits.
Business banking: Business banking loans at June 30, 2013, decreased to $18.7 billion from $18.9 billion at December 31, 2012, as new originations were lower than paydowns and charge-offs. Nonaccrual loans improved compared with December 31, 2012, and net charge-offs declined from the prior year due to favorable trends in the credit environment.
Student and other: Student and other loans at June 30, 2013, were $11.8 billion, compared with $12.2 billion at December 31, 2012. The decrease was primarily due to paydowns and charge-offs of student loans. Other loans primarily include other secured and unsecured consumer loans. Nonaccrual loans increased from December 31, 2012, while net charge-offs decreased from the prior year.

Purchased credit-impaired loans: PCI loans at June 30, 2013, were $56.7 billion, compared with $59.7 billion at December 31, 2012. This portfolio represents loans acquired in the Washington Mutual transaction, which were recorded at fair value at the time of acquisition. PCI HELOCs originated by Washington Mutual were generally revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term. Substantially all undrawn HELOCs within the revolving period have been blocked.
During the six months ended June 30, 2013, no change in impairment was recognized in connection with the Firm’s review of the PCI portfolios’ expected cash flows. At both June 30, 2013, and December 31, 2012, the allowance for loan losses for the home equity, prime mortgage, option ARM and subprime mortgage PCI portfolios was $1.9 billion, $1.9 billion, $1.5 billion and $380 million, respectively.
As of June 30, 2013, approximately 24% of the Option ARM PCI loans were delinquent. Approximately 67% of the loans in the portfolio that are not delinquent have been modified into fixed-rate, fully amortizing loans and 33% are making amortizing payments, although such payments are not necessarily fully amortizing. This latter group of loans are subject to the risk of payment shock due to future payment recast.
Default rates generally increase on option ARM loans when payment recast results in a payment increase. The expected increase in default rates is considered in the Firm’s quarterly estimates of expected cash flows for the PCI portfolio. The cumulative amount of unpaid interest added to the unpaid principal balance of the option ARM PCI pool was $812 million and $879 million at June 30, 2013, and December 31, 2012, respectively. The Firm estimates the following balances of option ARM PCI loans will undergo a payment recast that results in a payment increase: $77 million in 2013, $392 million in 2014, and $788 million in 2015.
The following table provides a summary of lifetime principal loss estimates included in either the nonaccretable difference or the allowance for loan losses. Lifetime principal loss estimates were relatively unchanged from December 31, 2012, to June 30, 2013. Principal charge-offs will not be recorded on these pools until the nonaccretable difference has been fully depleted.

Summary of lifetime principal loss estimates
	Lifetime loss estimates(a)		LTD liquidation losses(b)
(in billions)	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Home equity	$14.8	$14.9	$11.8	$11.5
Prime mortgage	4.1	4.2	3.1	2.9
Subprime mortgage	3.6	3.6	2.4	2.2
Option ARMs	11.3	11.3	8.3	8.0
Total	$33.8	$34.0	$25.6	$24.6

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses only plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses only was $4.9 billion and $5.8 billion at June 30, 2013, and December 31, 2012, respectively.

(b)	Life-to-date (“LTD”) liquidation losses represent both realization of loss upon loan resolution and any principal forgiven upon modification.
Geographic composition of residential real estate loans
At both June 30, 2013, and December 31, 2012, California had the greatest concentration of residential real estate loans with 24% of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans. Of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans, $74.4 billion, or 55%, were concentrated in California, New York, Arizona, Florida and Michigan at June 30, 2013, compared with $74.1 billion, or 54%, at December 31, 2012. The unpaid principal balance of PCI loans concentrated in these five states represented 72% of total PCI loans at both June 30, 2013, and December 31, 2012.
Current estimated LTVs of residential real estate loans
The current estimated average LTV ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 76% at June 30, 2013, compared with 81% at December 31, 2012. Excluding mortgage loans insured by U.S. government agencies and PCI loans, 14% of the retained portfolio had a current estimated LTV ratio greater than 100%, and 4% of the retained portfolio had a current estimated LTV ratio greater than 125% at June 30, 2013, compared with 20% and 8%, respectively, at December 31, 2012. Although home prices have begun to recover, the decline in home prices from 2007 has had a significant impact on the collateral values underlying the Firm’s residential real estate loan portfolio. In general, the delinquency rate for loans with high LTV ratios is greater than the delinquency rate for loans in which the borrower has equity in the collateral. While a large portion of the loans with current estimated LTV ratios greater than 100% continue to pay and are current, the continued willingness and ability of these borrowers to pay remains a risk.

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

LTV ratios and ratios of carrying values to current estimated collateral values – PCI loans
	June 30, 2013					December 31, 2012
(in millions, except ratios)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)
Home equity	$21,092	101%	(b)	$18,084	86%	$22,343	111%	(b)	$19,063	95%
Prime mortgage	13,004	94		11,047	79	13,884	104		11,745	88
Subprime mortgage	5,966	99		4,068	68	6,326	107		4,246	72
Option ARMs	21,109	92		17,826	77	22,591	101		18,972	85

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

(c)
Net carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition and is also net of the allowance for loan losses of $1.9 billion for home equity, $1.9 billion for prime mortgage, $1.5 billion for option ARMs, and $380 million for subprime mortgage at both June 30, 2013, and December 31, 2012.

The current estimated average LTV ratios were 98% and 114% for California and Florida PCI loans, respectively, at June 30, 2013, compared with 110% and 125%, respectively, at December 31, 2012. Average LTV ratios have declined consistent with recent improvement in home prices. Although prices have improved, home prices in California and Florida are still lower than at the peak of the housing market, which continues to negatively contribute to current estimated average LTV ratios and the ratio of net carrying value to current estimated collateral value for loans in the PCI portfolio. Of the PCI portfolio, 40% had a current estimated LTV ratio greater than 100%, and 14% had a current LTV ratio of greater than 125% at June 30, 2013, compared with 55% and 24%, respectively, at December 31, 2012.
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
Loan modification activities – residential real estate loans
For both the Firm’s on–balance sheet loans and loans serviced for others, nearly 1.5 million mortgage modifications have been offered to borrowers and approximately 684,000 have been approved since the beginning of 2009. Of these, approximately 673,000 have achieved permanent modification as of June 30, 2013. Of the remaining modifications offered, 12% are in a trial period or still being reviewed for a modification, while 88%

have dropped out of the modification program or otherwise were deemed not eligible for final modification.
The Firm is participating in the U.S. Treasury’s Making Home Affordable (“MHA”) programs and is continuing to offer its other loss-mitigation programs to financially distressed borrowers who do not qualify for the U.S. Treasury’s programs. The MHA programs include the Home Affordable Modification Program (“HAMP”) and the Second Lien Modification Program (“2MP”). The Firm’s other loss-mitigation programs for troubled borrowers who do not qualify for HAMP include the traditional modification programs offered by the GSEs and other governmental agencies, as well as the Firm’s proprietary modification programs, which include concessions similar to those offered under HAMP and 2MP but with expanded eligibility criteria. In addition, the Firm has offered specific targeted modification programs to higher risk borrowers, many of whom were current on their mortgages prior to modification. For further information about how loans are modified, see Note 13, Loan modifications, on pages 160–167 of this Form 10-Q.
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
The performance of modified loans generally differs by product type and also on whether the underlying loan is in the PCI portfolio, due both to differences in credit quality and in the types of modifications provided. Performance metrics for modifications to the residential real estate portfolio, excluding PCI loans, that have been seasoned more than six months show weighted average redefault rates of 19% for senior lien home equity, 18% for junior lien home equity, 14% for prime mortgages including option ARMs, and 24% for subprime mortgages. The cumulative performance metrics for modifications to the PCI residential real estate portfolio seasoned more than six months show weighted average redefault rates of 19% for home equity, 16% for prime mortgages, 13% for option ARMs and 28% for subprime mortgages. The favorable performance of the option ARM modifications is the result of a targeted proactive program which fixes the borrower’s payment at the current level. The cumulative redefault rates reflect the performance of modifications completed under both HAMP and the Firm’s proprietary modification programs from October 1, 2009, through June 30, 2013.
The following table presents information as of June 30, 2013, and December 31, 2012, relating to modified on–balance sheet residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. Modifications of PCI loans continue to be accounted for and reported as PCI loans, and the impact of the modification is incorporated into the Firm’s quarterly assessment of estimated future cash flows. Modifications of consumer loans other than PCI loans are generally accounted for and reported as troubled debt restructurings (“TDRs”). For further information on TDRs for the three and six months ended June 30, 2013 and 2012, see Note 13 on pages 153–175 of this Form 10-Q.

Modified residential real estate loans
	June 30, 2013		December 31, 2012
(in millions)	On–balance sheet loans	Nonaccrual on–balance sheet loans(d)	On–balance sheet loans	Nonaccrual on–balance sheet loans(d)
Modified residential real estate loans, excluding PCI loans(a)(b)
Home equity – senior lien	$1,160	$648	$1,092	$607
Home equity – junior lien	1,315	683	1,223	599
Prime mortgage, including option ARMs	7,303	2,084	7,118	1,888
Subprime mortgage	3,825	1,242	3,812	1,308
Total modified residential real estate loans, excluding PCI loans	$13,603	$4,657	$13,245	$4,402
Modified PCI loans(c)
Home equity	$2,554	NA	$2,302	NA
Prime mortgage	7,247	NA	7,228	NA
Subprime mortgage	4,382	NA	4,430	NA
Option ARMs	13,815	NA	14,031	NA
Total modified PCI loans	$27,998	NA	$27,991	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At June 30, 2013, and December 31, 2012, $6.9 billion and $7.5 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 15 on pages 177–184 of this Form 10-Q.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
As of June 30, 2013, and December 31, 2012, nonaccrual loans included $3.2 billion and $2.9 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status, see Note 13 on pages 153–175 of this Form 10-Q.

Nonperforming assets
The following table presents information as of June 30, 2013, and December 31, 2012, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	Jun 30, 2013	Dec 31, 2012
Nonaccrual loans(b)
Home equity – senior lien	$927	$931
Home equity – junior lien	2,059	2,277
Prime mortgage, including option ARMs	3,330	3,445
Subprime mortgage	1,594	1,807
Auto	126	163
Business banking	454	481
Student and other	86	70
Total nonaccrual loans	8,576	9,174
Assets acquired in loan satisfactions
Real estate owned	598	647
Other	36	37
Total assets acquired in loan satisfactions	634	684
Total nonperforming assets	$9,210	$9,858

(a)
At June 30, 2013, and December 31, 2012, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $10.1 billion and $10.6 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $1.8 billion and $1.6 billion, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $488 million and $525 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

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

Nonaccrual loans: Total consumer, excluding credit card, nonaccrual loans were $8.6 billion at June 30, 2013, compared with $9.2 billion at December 31, 2012.
The following table presents changes in the consumer, excluding credit card, nonaccrual loans for the six months ended June 30, 2013 and 2012.

Nonaccrual loans
Six months ended June 30,
(in millions)	2013	2012
Beginning balance	$9,174	$7,411
Additions	3,942	6,496	(b)
Reductions:
Principal payments and other(a)	689	700
Charge-offs	1,012	1,456
Returned to performing status	2,250	2,567
Foreclosures and other liquidations	589	1,115
Total reductions	4,540	5,838
Net additions/(reductions)	(598)	658
Ending balance	$8,576	$8,069

(a)	Other reductions includes loan sales.

(b)
Includes $1.6 billion as a result of reporting performing junior lien home equity loans that are subordinate to senior liens that are 90 days or more past due as nonaccrual loans based on regulatory guidance at March 31, 2012.

Nonaccrual loans in the residential real estate portfolio totaled $7.9 billion at June 30, 2013, of which 39% were greater than 150 days past due, compared with nonaccrual residential real estate loans of $8.5 billion at December 31, 2012, of which 42% were greater than 150 days past due. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 52% to estimated net realizable value of the collateral at both June 30, 2013, and December 31, 2012, respectively. The elongated foreclosure processing timelines are expected to continue to result in elevated levels of nonaccrual loans in the residential real estate portfolios.
Real estate owned (“REO”): REO assets are managed for prompt sale and disposition at the best possible economic value. REO assets are those individual properties where the Firm receives the property in satisfaction of a debt (e.g., by taking legal title or physical possession). The Firm generally recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets, excluding those insured by U.S. government agencies, decreased by $49 million from $647 million at December 31, 2012, to $598 million at June 30, 2013.
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
The Firm has a well-defined foreclosure prevention process when a borrower fails to pay on his or her loan. The Firm attempts to contact the borrower multiple times and in various ways in an effort to pursue home retention or other options other than foreclosure. In addition, if the Firm is unable to contact a borrower, the Firm completes various reviews of the borrower’s facts and circumstances before a foreclosure sale is completed. The delinquency period for the average borrower at the time of foreclosure over the last year has been approximately 27 months.
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
Global settlement with federal and state agencies: On February 9, 2012, the Firm announced that it had agreed to a settlement in principle (the “global settlement”) with a number of federal and state government agencies, including the U.S. Department of Justice, the U.S. Department of Housing and Urban Development, the Consumer Financial Protection Bureau and the State Attorneys General, relating to the servicing and origination of mortgages. The global settlement, which became effective on April 5, 2012, required the Firm to, among other things: (i) make cash payments of approximately $1.1 billion, a portion of which was set aside for payments to borrowers (“Cash Settlement Payment”); (ii) provide approximately $500 million of refinancing relief to certain “underwater” borrowers whose loans are owned and serviced by the Firm (“Refi Program”); and (iii) provide approximately $3.7 billion of additional relief for certain borrowers, including reductions of principal on first and second liens, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners (“Consumer Relief Program”).
The Cash Settlement Payment was made on April 13, 2012 and the Firm began to provide relief to borrowers under the Refi Program and the Consumer Relief Program in the first quarter of 2012. All refinancings required under the Refi Program were completed as of December 31, 2012, and the obligations under the Consumer Relief Program were completed in the first half of 2013. Satisfaction of the Consumer Relief Program and the Refi Program requirements under the global settlement is subject to certification by the Office of Mortgage Settlement Oversight (“OMSO”).
The global settlement also requires the Firm to adhere to certain enhanced mortgage servicing standards. The servicing standards include, among other items, the following enhancements to the Firm’s servicing of loans: a pre-foreclosure notice to all borrowers, which will include account information, holder status, and loss mitigation steps taken; enhancements to payment application and collections processes; strengthening procedures for filings in bankruptcy proceedings; deploying specific restrictions on the “dual track” of foreclosure and loss mitigation; standardizing the process for appeal of loss mitigation denials; and implementing certain restrictions on fees, including the waiver of certain fees while a borrower’s loss mitigation application is being evaluated. All of the prescribed servicing standards were implemented within the required timeframes and compliance with the standards is subject to both continuous internal review and review by the OMSO. The Firm’s performance under the National Mortgage Settlement is detailed in the OMSO Report which was published on June 19, 2013 and filed with the D.C. District Court. Compliance with the servicing standards continues to be tested and the results will continue to be reported quarterly to the OMSO through the expiration of the settlement. The Firm expects to file its next quarterly report concerning its compliance with the global settlement with the OMSO in August 2013.
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
Pursuant to the Orders, the Firm had retained an independent consultant to conduct a review of its residential foreclosure actions during the period from January 1, 2009, through December 31, 2010 (including foreclosure actions brought in respect of loans being serviced), and to remediate any errors or deficiencies identified by the independent consultant. On January 7, 2013, the Firm announced that it and a number of other financial institutions had entered into a settlement agreement with the OCC and the Federal Reserve providing for the termination of such Independent Foreclosure Review programs. On February 28, 2013, the Firm entered into an Amended Consent Order with the regulators reflecting the settlement of the Independent Foreclosure Review. As a result of this settlement, the independent consultant is no longer conducting a look-back review of residential foreclosure actions. The Firm has made total cash payments of approximately $760 million into a settlement fund for distribution to qualified borrowers. The Firm has also committed an additional $1.2 billion to foreclosure prevention actions, which will be fulfilled through credits given to the Firm for modifications, short sales and other specified types of borrower relief. Foreclosure prevention actions that earn credit under the Independent Foreclosure Review settlement are in addition to actions taken by the Firm to earn credit under the Consumer Relief Program of the global settlement. The estimated impact of the foreclosure prevention actions required under the Independent Foreclosure Review settlement has been considered in the Firm’s allowance for loan losses. The Firm recognized a pretax charge of approximately $700 million in the fourth quarter of 2012 related to the Independent Foreclosure Review settlement. For additional information on Mortgage servicing-related matters, see pages 146–148 of JPMorgan Chase’s 2012 Annual Report.

Credit Card
Total credit card loans were $124.3 billion at June 30, 2013, a decrease of $3.7 billion from December 31, 2012, due to seasonality and higher repayment rates.
The 30+ day delinquency rate decreased to 1.69% at June 30, 2013, from 2.10% at December 31, 2012. For the three months ended June 30, 2013 and 2012, the net charge-off rates were 3.31% and 4.35%, respectively. For the six months ended June 30, 2013 and 2012, the net charge-off rates were 3.43% and 4.37%, respectively. Charge-offs have improved compared with a year ago as a result of continued improvement in delinquent loans. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification. The greatest geographic concentration of credit card loans is in California, which represented 13% of total retained loans at both June 30, 2013, and December 31, 2012. Loan concentration for the top five states of California, New York, Texas, Florida and Illinois consisted of $51.1 billion in receivables, or 41% of the retained loan portfolio, at June 30, 2013, compared with $52.3 billion, or 41%, at December 31, 2012.
Modifications of credit card loans
At June 30, 2013, and December 31, 2012, the Firm had $3.9 billion and $4.8 billion, respectively, of credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms because the cardholder did not comply with the modified payment terms. The decrease in modified credit card loans outstanding from December 31, 2012, was attributable to a reduction in new modifications as well as ongoing payments and charge-offs on previously modified credit card loans.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged-off. However, the Firm establishes an allowance, which is offset against loans and charged to interest income, for the estimated uncollectible portion of accrued interest and fee income.
For additional information about loan modification programs to borrowers, see Consumer Credit Portfolio on pages 74–83 and Note 13 on pages 153–175 of this
Form 10-Q.

WHOLESALE CREDIT PORTFOLIO
As of June 30, 2013, wholesale exposure (CIB, CB, and AM) continued to experience a favorable credit environment and stable credit trend with low levels of criticized exposure, nonaccrual loans and charge-offs. Wholesale exposure increased by $9.5 billion from December 31, 2012, primarily driven by an increase of $10.7 billion in lending-related commitments due to increased client activity in the CIB and CB. This increase was partially offset by a $1.2 billion decrease in derivative receivables. Derivative receivables decreased primarily due to reductions in interest rate derivative receivables driven by an increase in interest rates. Decreases were partially offset by an increase in equity derivative receivables driven by a rise in equity markets.

Wholesale credit portfolio
	Credit exposure		Nonperforming(d)
(in millions)	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Loans retained	$308,208	$306,222	$1,001	$1,434
Loans held-for-sale	3,071	4,406	60	18
Loans at fair value	1,923	2,555	96	93
Loans – reported	313,202	313,183	1,157	1,545
Derivative receivables	73,751	74,983	448	239
Receivables from customers and other(a)	23,723	23,648	—	—
Total wholesale credit-related assets	410,676	411,814	1,605	1,784
Lending-related commitments(b)	445,472	434,814	283	355
Total wholesale credit exposure	$856,148	$846,628	$1,888	$2,139
Credit portfolio management derivatives notional, net(c)	$(24,812)	$(27,447)	$(10)	$(25)
Liquid securities and other cash collateral held against derivatives	(13,276)	(15,201)	NA	NA

(a)
Predominantly includes receivables from customers, which represent margin loans to prime and retail brokerage customers; these are classified in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(b)
Includes amounts for certain non-legally binding lines of credit that the Firm can reduce or cancel by providing the borrower notice or, in some cases, without notice as permitted by law. For further information on lending-related financial instruments please see Note 21 on pages 193–197 of this Form 10-Q and Note 29 on pages 308–315 of JPMorgan Chase’s 2012 Annual Report.

(c)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Excludes the synthetic credit portfolio. For additional information, see Credit derivatives on pages 90–91, and Note 5 on pages 131–142 of this Form 10-Q.

(d)	Excludes assets acquired in loan satisfactions. For additional information on assets acquired in loan satisfactions, see page 88 of this Form 10-Q.

The following tables present summaries of the maturity and ratings profiles of the wholesale credit portfolio as of June 30, 2013, and December 31, 2012. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(e)				Ratings profile
June 30, 2013	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$119,747	$115,367	$73,094	$308,208	$225,420	$82,788	$308,208	73%
Derivative receivables				73,751			73,751
Less: Liquid securities and other cash collateral held against derivatives				(13,276)			(13,276)
Total derivative receivables, net of all collateral	4,860	26,134	29,481	60,475	53,945	6,530	60,475	89
Lending-related commitments	173,001	264,291	8,180	445,472	357,460	88,012	445,472	80
Subtotal	297,608	405,792	110,755	814,155	636,825	177,330	814,155	78
Loans held-for-sale and loans at fair value(a)				4,994			4,994
Receivables from customers and other				23,723			23,723
Total exposure – net of liquid securities and other cash collateral held against derivatives				$842,872			$842,872
Credit portfolio management derivatives net notional:
By counterparty ratings profile(b)(c)	$(1,061)	$(13,999)	$(9,752)	$(24,812)	$(24,892)	$80	$(24,812)	100%
By reference entity ratings profile(b)(d)	NA	NA	NA	NA	$(22,535)	$(2,277)	$(24,812)	91%

	Maturity profile(e)				Ratings profile
December 31, 2012	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$115,227	$117,673	$73,322	$306,222	$214,446	$91,776	$306,222	70%
Derivative receivables				74,983			74,983
Less: Liquid securities and other cash collateral held against derivatives				(15,201)			(15,201)
Total derivative receivables, net of all collateral	11,793	25,055	22,934	59,782	50,069	9,713	59,782	84
Lending-related commitments	164,327	261,261	9,226	434,814	347,316	87,498	434,814	80
Subtotal	291,347	403,989	105,482	800,818	611,831	188,987	800,818	76
Loans held-for-sale and loans at fair value(a)				6,961			6,961
Receivables from customers and other				23,648			23,648
Total exposure – net of liquid securities and other cash collateral held against derivatives				$831,427			$831,427
Credit portfolio management derivatives net notional:
By counterparty ratings profile(b)(c)	$(1,579)	$(16,475)	$(9,393)	$(27,447)	$(27,507)	$60	$(27,447)	100%
By reference entity ratings profile(b)(d)	NA	NA	NA	NA	$(24,622)	$(2,825)	$(27,447)	90%

(a)	Represents loans held-for-sale primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not qualify for hedge accounting under U.S. GAAP. Excludes the synthetic credit portfolio.

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

Wholesale credit exposure – selected industry exposures
The Firm focuses on the management and diversification of its industry exposures, paying particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, decreased by 12% to $13.8 billion at June 30, 2013, from $15.6 billion at December 31, 2012, primarily due to repayments and sales.

Below are summaries of the top 25 industry exposures as of June 30, 2013, and December 31, 2012.

						Selected metrics
						30 days or more past due and accruing loans	Year-to-date net charge-offs/ (recoveries)	Credit portfolio management credit derivative hedges(f)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade(e)
As of or for the six months ended	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
June 30, 2013
(in millions)
Top 25 industries(a)
Real Estate	$81,776	$57,601	$20,501	$3,220	$454	$109	$3	$(40)	$(152)
Banks & Finance Cos	72,919	61,778	10,646	481	14	51	(13)	(2,780)	(4,524)
Healthcare	47,331	39,902	7,044	382	3	17	—	(214)	(267)
Oil & Gas	44,445	32,727	11,307	400	11	2	13	(165)	(108)
State & Municipal Govt(b)	36,938	36,312	461	51	114	2	—	(160)	(231)
Asset Managers	36,374	29,014	7,151	209	—	11	(7)	—	(3,599)
Consumer Products	30,691	19,641	10,382	657	11	5	2	(410)	(22)
Utilities	28,676	24,713	3,462	492	9	4	32	(445)	(320)
Retail & Consumer Services	25,864	16,116	9,015	695	38	4	1	(137)	(1)
Securities Firms & Exchanges	19,792	18,553	1,212	24	3	—	(67)	(207)	(173)
Transportation	19,776	15,320	4,237	181	38	1	9	(70)	(1)
Central Govt	19,772	19,397	319	56	—	—	—	(10,309)	(1,399)
Machinery & Equipment Mfg	19,240	11,086	7,557	588	9	3	(12)	(84)	(8)
Technology	19,217	13,395	5,208	594	20	6	—	(447)	(5)
Metals/Mining	17,551	9,102	7,804	611	34	53	—	(220)	(96)
Business Services	15,810	9,566	5,958	259	27	2	5	—	—
Insurance	14,086	10,806	2,928	78	274	—	(2)	(131)	(1,397)
Building Materials/Construction	12,778	5,734	6,272	759	13	60	—	(88)	(5)
Media	12,702	7,393	4,853	308	148	22	14	(128)	(6)
Telecom Services	12,021	8,645	2,869	483	24	4	—	(135)	—
Automotive	11,596	6,694	4,717	184	1	3	(3)	(487)	—
Chemicals/Plastics	11,267	6,766	4,251	232	18	1	1	(40)	(77)
Leisure	6,948	2,993	3,228	569	158	6	—	(25)	(17)
Agriculture/Paper Mfg	6,602	3,908	2,642	48	4	9	3	—	—
Aerospace/Defense	6,599	5,308	1,266	24	1	—	—	(141)	(1)
All other(c)	196,660	175,500	20,397	457	306	822	(11)	(7,949)	(867)
Subtotal	$827,431	$647,970	$165,687	$12,042	$1,732	$1,197	$(32)	$(24,812)	$(13,276)
Loans held-for-sale and loans at fair value	4,994
Receivables from customers and other	23,723
Total	$856,148

						Selected metrics
						30 days or more past due and accruing loans	Full year net charge-offs/ (recoveries)	Credit portfolio management credit derivative hedges(f)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade(e)
As of or for the year ended	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2012
(in millions)
Top 25 industries(a)
Real Estate	$76,198	$50,103	$21,503	$4,067	$525	$391	$54	$(41)	$(509)
Banks & Finance Cos	73,318	55,805	16,928	578	7	20	(34)	(3,524)	(6,027)
Healthcare	48,487	41,146	6,761	569	11	38	9	(238)	(459)
Oil & Gas	42,563	31,258	11,012	270	23	9	—	(155)	(101)
State & Municipal Govt(b)	41,821	40,562	1,093	52	114	28	2	(186)	(221)
Asset Managers	31,474	26,283	4,987	204	—	46	—	—	(2,714)
Consumer Products	32,778	21,428	10,473	868	9	2	(16)	(275)	(12)
Utilities	29,533	24,917	4,257	175	184	2	15	(315)	(368)
Retail & Consumer Services	25,597	16,100	8,763	700	34	20	(11)	(37)	(1)
Securities Firms & Exchanges	5,756	4,096	1,612	46	2	—	—	(171)	(183)
Transportation	19,827	15,128	4,353	283	63	5	2	(82)	(1)
Central Govt	21,223	20,678	484	61	—	—	—	(11,620)	(1,154)
Machinery & Equipment Mfg	18,504	10,228	7,827	444	5	—	2	(23)	—
Technology	18,488	12,089	5,683	696	20	—	1	(226)	—
Metals/Mining	20,958	12,912	7,608	406	32	8	(1)	(409)	(126)
Business Services	13,577	7,172	6,132	232	41	9	23	(10)	—
Insurance	14,446	12,156	2,119	171	—	2	(2)	(143)	(1,729)
Building Materials/Construction	12,377	5,690	5,892	791	4	8	1	(114)	(11)
Media	16,007	7,473	7,754	517	263	2	(218)	(93)	(8)
Telecom Services	12,239	7,792	3,244	1,200	3	5	1	(229)	—
Automotive	11,511	6,447	4,963	101	—	—	—	(530)	—
Chemicals/Plastics	11,591	7,234	4,172	169	16	18	2	(55)	(74)
Leisure	7,748	3,160	3,724	551	313	—	(13)	(63)	(24)
Agriculture/Paper Mfg	7,729	5,029	2,657	42	1	5	—	—	—
Aerospace/Defense	6,702	5,518	1,150	33	1	—	—	(141)	—
All other(c)	195,567	174,264	20,562	384	357	1,478	5	(8,767)	(1,479)
Subtotal	$816,019	$624,668	$175,713	$13,610	$2,028	$2,096	$(178)	$(27,447)	$(15,201)
Loans held-for-sale and loans at fair value	6,961
Receivables from customers and other	23,648
Total	$846,628

(a)
The industry rankings presented in the table as of December 31, 2012, are based on the industry rankings of the corresponding exposures at June 30, 2013, not actual rankings of such exposures at December 31, 2012.

(b)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) noted above, the Firm held at June 30, 2013, and December 31, 2012, $12.5 billion and $18.2 billion, respectively, of trading securities and $24.5 billion and $21.7 billion, respectively, of AFS securities issued by U.S. state and municipal governments. For further information, see Note 3 and Note 11 on pages 114–127 and 147–150, respectively, of this Form 10-Q.

(c)
All other includes: individuals, private education and civic organizations; SPEs; and holding companies, representing approximately 61%, 24% and 7%, respectively, at June 30, 2013, and 57%, 28% and 7%, respectively, at December 31, 2012. For further information on all other see pages 151–154 of JPMorgan Chase’s 2012 Annual Report.

(d)
Credit exposure is net of risk participations and excludes the benefit of “Credit portfolio management derivatives net notional” held against derivative receivables or loans and “Liquid securities and other cash collateral held against derivative receivables”.

(e)	Exposures deemed criticized correspond to special mention, substandard and doubtful categories as defined by U.S. bank regulatory agencies.

(f)
Represents the net notional amounts of protection purchased and sold through credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. The all other category includes purchased credit protection on certain credit indices. Credit portfolio management derivatives excludes the synthetic credit portfolio.

The following tables present the geographic distribution of wholesale credit exposure including nonperforming assets and past due loans as of June 30, 2013, and December 31, 2012. The geographic distribution of the wholesale portfolio in the table below is determined based predominantly on the domicile (legal residence) of the borrower. For further information on Country Risk Management, see pages 100–102 of this Form 10-Q.

	Credit exposure				Nonperforming				Assets acquired in loan satisfactions	30 days or more past due and accruing loans
June 30, 2013	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives	Lending-related commitments	Total non- performing credit exposure
(in millions)
Europe/Middle East/Africa	$44,599	$74,445	$36,475	$155,519	$12	$4	$11	$27	$4	$8
Asia/Pacific	29,819	24,635	10,540	64,994	39	—	1	40	—	10
Latin America/Caribbean	30,154	28,465	7,390	66,009	79	2	4	85	—	137
Canada and Other North America	2,525	8,210	1,273	12,008	—	—	—	—	—	5
Total non-U.S.	107,097	135,755	55,678	298,530	130	6	16	152	4	160
Total U.S.	201,111	309,717	18,073	528,901	871	442	267	1,580	75	1,037
Loans held-for-sale and loans at fair value	4,994	—	—	4,994	156	NA	—	156	NA	—
Receivables from customers and other	—	—	—	23,723	—	NA	NA	—	NA	—
Total	$313,202	$445,472	$73,751	$856,148	$1,157	$448	$283	$1,888	$79	$1,197

	Credit exposure				Nonperforming				Assets acquired in loan satisfactions	30 days or more past due and accruing loans
December 31, 2012	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives	Lending-related commitments	Total non- performing credit exposure
(in millions)
Europe/Middle East/Africa	$40,760	$75,706	$35,561	$152,027	$13	$8	$15	$36	$9	$131
Asia/Pacific	30,287	22,919	10,557	63,763	13	—	—	13	—	18
Latin America/Caribbean	30,322	26,438	4,889	61,649	67	—	4	71	—	640
Canada and Other North America	2,987	7,653	1,418	12,058	—	—	—	—	—	14
Total non-U.S.	104,356	132,716	52,425	289,497	93	8	19	120	9	803
Total U.S.	201,866	302,098	22,558	526,522	1,341	231	336	1,908	82	1,293
Loans held-for-sale and loans at fair value	6,961	—	—	6,961	111	NA	—	111	NA	—
Receivables from customers and other	—	—	—	23,648	—	NA	NA	—	NA	—
Total	$313,183	$434,814	$74,983	$846,628	$1,545	$239	$355	$2,139	$91	$2,096

(a)
At June 30, 2013, and December 31, 2012, the Firm held an allowance for loan losses of $211 million and $310 million, respectively, related to nonaccrual retained loans resulting in allowance coverage ratios of 21% and 22%, respectively. Wholesale nonaccrual loans represented 0.37% and 0.49% of total wholesale loans at June 30, 2013, and December 31, 2012, respectively.

Loans
In the normal course of its wholesale business, the Firm provides loans to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. For further discussion on loans, including information on credit quality indicators, see Note 13 on pages 153–175 of this Form 10-Q.
The Firm actively manages its wholesale credit exposure. One way of managing credit risk is through secondary market sales of loans and lending-related commitments. During the six months ended June 30, 2013 and 2012, the Firm sold $8.3 billion and $2.0 billion, respectively, of loans and lending-related commitments.
The following table presents the change in the nonaccrual loan portfolio for the six months ended June 30, 2013 and 2012. Nonaccrual wholesale loans decreased by $388 million from December 31, 2012, largely reflecting paydowns.

Wholesale nonaccrual loan activity
Six months ended June 30,
(in millions)	2013	2012
Beginning balance	$1,545	$2,581
Additions	725	938
Reductions:
Paydowns and other	623	948
Gross charge-offs	116	159
Returned to performing status	134	105
Sales	240	309
Total reductions	1,113	1,521
Net reductions	(388)	(583)
Ending balance	$1,157	$1,998
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and six months ended June 30, 2013 and 2012. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs
(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Loans - reported
Average loans retained	$308,277	$292,942	$306,110	$284,853
Gross charge-offs	50	73	116	165
Gross recoveries	(117)	(64)	(148)	(151)
Net charge-offs/(recoveries)	(67)	9	(32)	14
Net charge-off/(recovery) rate	(0.09)%	0.01%	(0.02)%	0.01%

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
Lending-related commitments
JPMorgan Chase uses lending-related financial instruments, such as commitments (including Revolving Credit Facilities) and guarantees, to meet the financing needs of its customers. The contractual amounts of these financial instruments represent the maximum possible credit risk should the counterparties draw down on these commitments or the Firm fulfills its obligations under these guarantees, and the counterparties subsequently fails to perform according to the terms of these contracts.
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s actual future credit exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $222.4 billion and $223.7 billion as of June 30, 2013, and December 31, 2012, respectively.

Derivative contracts
In the normal course of business, the Firm uses derivative instruments predominantly for market-making activities. Derivatives enable customers and the Firm to manage exposures to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its own credit exposure. For further discussion of derivative contracts, see Note 5 on pages 131–142 of this Form 10-Q.
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	Derivative receivables
	Jun 30, 2013	Dec 31, 2012
Interest rate	$31,697	$39,205
Credit derivatives	2,364	1,735
Foreign exchange	14,317	14,142
Equity	13,569	9,266
Commodity	11,804	10,635
Total, net of cash collateral	73,751	74,983
Liquid securities and other cash collateral held against derivative receivables	(13,276)	(15,201)
Total, net of collateral	$60,475	$59,782
Derivative receivables reported on the Consolidated Balance Sheets were $73.8 billion and $75.0 billion at June 30, 2013, and December 31, 2012, respectively. These amounts represent the fair value of the derivative contracts, including CVA, after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other G7 government bonds) and other cash collateral held by the Firm aggregating $13.3 billion and $15.2 billion at June 30, 2013, and December 31, 2012, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor.
In addition to the collateral described in the preceding paragraph the Firm also holds additional collateral (primarily cash; G7 government securities; other liquid government-agency and guaranteed securities; and corporate debt and equity securities) delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Though this collateral does not reduce the balances and is not included in the table above, it is available as security against potential exposure that could arise should the fair value of the client’s derivative transactions move in the Firm’s favor. As of June 30, 2013, and December 31, 2012, the Firm held $29.8 billion and $29.0 billion, respectively, of this additional collateral. The derivative receivables fair value, net of all collateral, also does not include other credit enhancements, such as letters of credit. For additional information on the Firm’s use of collateral agreements, see Note 5 on pages 131–142 of this Form 10-Q.

The following table summarizes the ratings profile, by derivative counterparty, of the Firm’s derivative receivables, including credit derivatives, net of other liquid securities collateral, for the dates indicated.

Ratings profile of derivative receivables
Rating equivalent	June 30, 2013		December 31, 2012
(in millions, except ratios)	Exposure net of all collateral	% of exposure net of all collateral	Exposure net of all collateral	% of exposure net of all collateral
AAA/Aaa to AA-/Aa3	$21,935	36%	$19,964	34%
A+/A1 to A-/A3	14,635	24	12,039	20
BBB+/Baa1 to BBB-/Baa3	17,375	29	18,066	30
BB+/Ba1 to B-/B3	5,502	9	8,434	14
CCC+/Caa1 and below	1,028	2	1,279	2
Total	$60,475	100%	$59,782	100%
As noted above, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s derivatives transactions subject to collateral agreements – excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity – was 87% as of June 30, 2013, largely unchanged compared with 88% as of December 31, 2012.

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

For a more detailed description of credit derivatives, see Credit derivatives in Note 5 on pages 141–142 of this Form 10-Q; and on pages 158–159 and Note 6 on pages 218–227 of JPMorgan Chase’s 2012 Annual Report.
The Firm uses credit derivatives for two primary purposes: first, in its capacity as a market-maker; and second, as an end-user, to manage the Firm’s own credit risk associated with various exposures.
Credit portfolio management activities
Included in end-user activities are credit derivatives used to mitigate the credit risk associated with traditional lending activities (loans and unfunded commitments) and derivatives counterparty exposure in the Firm’s wholesale businesses (collectively, “Credit portfolio management” activities). Information on Credit portfolio management activities is provided in the table below. For further information on derivatives used in Credit portfolio management activities, see Credit derivatives in Note 5 on pages 141–142 of this Form 10-Q, and on pages 158–159 and Note 6 on pages 218–227 of JPMorgan Chase’s 2012 Annual Report.
In addition, the Firm uses credit derivatives as an end-user to manage other exposures, including credit risk arising from certain AFS securities and from certain securities held in the Firm’s market-making businesses. These credit derivatives, as well as the synthetic credit portfolio, are not included in Credit portfolio management activities; for further information on these credit derivatives as well as credit derivatives used in the Firm’s capacity as a market-maker in credit derivatives, see Credit derivatives in Note 5 on pages 141–142 of this Form 10-Q.

Credit derivatives used in Credit portfolio management activities
	Notional amount of protection purchased and sold (a)
(in millions)	Jun 30, 2013	Dec 31, 2012
Credit derivatives used to manage:
Loans and lending-related commitments	$2,436	$2,166
Derivative receivables	22,448	25,347
Total net protection purchased	24,884	27,513
Total net protection sold	72	66
Credit portfolio management derivatives notional, net	$24,812	$27,447

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.

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
Credit Portfolio hedges
The following table sets out the fair value of the Firm’s credit derivatives used in Credit portfolio management activities, the fair value related to the CVA (which reflects the credit quality of derivatives counterparty exposure), as well as certain other hedges used in the risk management of CVA. These results can vary from period to period due to market conditions that affect specific positions in the portfolio.

Net gains and losses on credit portfolio hedges
	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Hedges of loans and lending-related commitments	$(7)	$(9)	$(39)	$(84)
CVA and hedges of CVA	(65)	(81)	(102)	95
Net gains/(losses)	$(72)	$(90)	$(141)	$11

COMMUNITY REINVESTMENT ACT EXPOSURE
The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of borrowers in all segments of their communities, including neighborhoods with low or moderate incomes. The Firm is a national leader in community development by providing loans, investments and community development services in communities across the United States.
At June 30, 2013, and December 31, 2012, the Firm’s CRA loan portfolio was approximately $15 billion and $16 billion, respectively. At June 30, 2013, and December 31, 2012, 61% and 62%, respectively, of the

CRA portfolio were residential mortgage loans; 19% and 18%, respectively, were business banking loans; 13%, for both periods, were commercial real estate loans; and 7%, for both periods, were other loans. CRA nonaccrual loans were 4% of the Firm’s total nonaccrual loans for both periods. As a percentage of the Firm’s net charge-offs, net charge-offs in the CRA portfolio were 1% and 2%, respectively, for the three months ended June 30, 2013 and 2012, and 2% and 3%, respectively, for the six months ended June 30, 2013 and 2012.

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
For a further discussion of the components of the allowance for credit losses, including adjustments to statistical loss calculations, see Critical Accounting Estimates Used by the Firm on pages 104–106 of this Form 10-Q and Note 15 on pages 276–279 of JPMorgan Chase’s 2012 Annual Report.
At least quarterly, the allowance for credit losses is reviewed by the CRO, the CFO and the Controller of the Firm, and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of June 30, 2013, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb probable credit losses inherent in the portfolio).
The allowance for credit losses was $20.1 billion at June 30, 2013, a decrease of $2.5 billion from $22.6 billion at December 31, 2012. The decrease in the allowance for loan losses was due to a $2.7 billion reduction, reflecting lower estimated losses due to improved delinquency trends in the residential real estate and credit card portfolios, as well as the impact of improved home prices on the residential real estate portfolio. However, relatively high unemployment, uncertainties regarding the ultimate success of loan modifications, and the risk attributes of certain loans within the portfolio (e.g., loans with high LTV ratios, junior lien loans that are subordinate to a delinquent or modified senior lien, HELOCs with future payment recast) continued to contribute to uncertainty regarding the performance of the residential real estate portfolio; these uncertainties were considered in estimating the allowance for loan losses.
The consumer, excluding credit card, allowance for loan losses decreased $1.6 billion from December 31, 2012, due to a reduction in the allowance for the non-PCI residential real estate portfolio. This decrease was largely due to lower estimated losses in the statistical loss calculation of the formula-based allowance, reflecting improved delinquency trends as well as the impact of improved home prices. The adjustment to the base statistical calculation also declined during the second quarter of 2013, reflecting both the improving trend in home prices and the continuing economic expansion. For additional information about delinquencies and nonaccrual loans in the consumer, excluding credit card, loan portfolio, see Consumer Credit Portfolio on pages 74–83 and Note 13 on pages 153–175 of this Form 10-Q.
The credit card allowance for loan losses decreased by $1.1 billion from December 31, 2012. The decrease included reductions in both the asset-specific and formula-based allowance. The reduction in the asset-specific allowance, which relates to loans restructured in TDRs, largely reflects the changing profile of the TDR portfolio. The volume of new TDRs, which have higher loss rates due to expected redefaults, continues to decrease, and the loss rate on existing TDRs is also decreasing over time as previously restructured loans season and continue to perform. The reduction in the formula-based allowance was primarily driven by the continuing trend of improving delinquencies and bankruptcies, which resulted in a lower level of estimated losses based on the Firm’s statistical loss calculation, and by lower levels of credit card outstandings. For additional information about delinquencies in the credit card loan portfolio, see Consumer Credit Portfolio on pages 74–83 and Note 13 on pages 153–175 of this Form 10-Q.
The wholesale allowance was relatively unchanged reflecting stable credit trends.
The allowance for lending-related commitments for both the consumer, excluding credit card, and wholesale portfolios, which is reported in other liabilities, was $753 million and $668 million at June 30, 2013, and December 31, 2012, respectively.

The credit ratios in the following table are based on retained loan balances, which exclude loans held-for-sale and loans accounted for at fair value.

Summary of changes in the allowance for credit losses
	2013				2012
Six months ended June 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$12,292	$5,501	$4,143	$21,936	$16,294	$6,999	$4,316	$27,609
Gross charge-offs	1,295	2,414	116	3,825	2,188	3,210	165	5,563
Gross recoveries	(231)	(318)	(148)	(697)	(268)	(479)	(151)	(898)
Net charge-offs/(recoveries)	1,064	2,096	(32)	3,128	1,920	2,731	14	4,665
Provision for loan losses	(531)	1,046	64	579	(423)	1,231	38	846
Other	(6)	(6)	9	(3)	(8)	—	9	1
Ending balance at June 30,	$10,691	$4,445	$4,248	$19,384	$13,943	$5,499	$4,349	$23,791
Impairment methodology
Asset-specific(a)	$713	$1,227	$228	$2,168	$1,004	$1,977	$407	$3,388
Formula-based	4,267	3,218	4,020	11,505	7,228	3,522	3,942	14,692
PCI	5,711	—	—	5,711	5,711	—	—	5,711
Total allowance for loan losses	$10,691	$4,445	$4,248	$19,384	$13,943	$5,499	$4,349	$23,791
Allowance for lending-related commitments
Beginning balance at January 1,	$7	$—	$661	$668	$7	$—	$666	$673
Provision for lending-related commitments	1	—	84	85	—	—	94	94
Other	—	—	—	—	—	—	(3)	(3)
Ending balance at June 30,	$8	$—	$745	$753	$7	$—	$757	$764
Impairment methodology
Asset-specific	$—	$—	$79	$79	$—	$—	$181	$181
Formula-based	8	—	666	674	7	—	576	583
Total allowance for lending-related commitments	$8	$—	$745	$753	$7	$—	$757	$764
Total allowance for credit losses	$10,699	$4,445	$4,993	$20,137	$13,950	$5,499	$5,106	$24,555
Memo:
Retained loans, end of period	$287,388	$124,288	$308,208	$719,884	$300,046	$124,593	$298,888	$723,527
Retained loans, average	290,366	123,208	306,110	719,684	304,590	125,604	284,853	715,047
PCI loans, end of period	56,736	—	12	56,748	62,611	—	15	62,626
Credit ratios
Allowance for loan losses to retained loans	3.72%	3.58%	1.38%	2.69%	4.65%	4.41%	1.46%	3.29%
Allowance for loan losses to retained nonaccrual loans(b)(c)	125	NM	424	202	173	NM	241	241
Allowance for loan losses to retained nonaccrual loans excluding credit card(b)	125	NM	424	156	173	NM	241	185
Net charge-off/(recovery) rates(d)	0.74	3.43	(0.02)	0.88	1.27	4.37	0.01	1.31
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans	2.16	3.58	1.38	2.06	3.47	4.41	1.46	2.74
Allowance for loan losses to retained nonaccrual loans(b)(c)	58	NM	424	143	102	NM	241	183
Allowance for loan losses to retained nonaccrual loans excluding credit card(b)	58	NM	424	96	102	NM	241	127
Net charge-off/(recovery) rates	0.92%	3.43%	(0.02)%	0.95%	1.61%	4.37%	0.01%	1.44%

(a)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(b)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

(c)
Nonaccrual loans included $1.9 billion of Chapter 7 loans at June 30, 2013. Excluding these Chapter 7 loans, the total allowance to total retained nonaccrual loans ratio at June 30, 2013, would have been 253%, and the total allowance to total retained nonaccrual loans excluding PCI loans ratio would have been 178%. For further information, see Consumer Credit Portfolio on pages 138-149 of JPMorgan Chase’s 2012 Annual Report.

(d)	Charge-offs are not recorded on PCI loans until actual losses exceed estimated losses recorded as purchase accounting adjustments at the time of acquisition.

Provision for credit losses
For the three and six months ended June 30, 2013, the provision for credit losses was $47 million and $664 million, respectively, down 78% and 29%, respectively, from the prior year periods. The provision for the three and six months ended June 30, 2013, included a $1.5 billion and $2.7 billion reduction in the allowance for loan losses, reflecting lower estimated losses due to improved delinquency trends in the residential real estate and credit card portfolios, as well as the impact of improved home prices on the residential real estate portfolio.
The decline in the total consumer provision was due to lower net charge-offs offset partially by a smaller reduction in the allowance for loan losses compared with the prior-year periods, reflecting lower estimated losses due to improved delinquency trends in the residential real estate and credit card portfolios, as well as the impact of improved home prices on the residential real estate portfolio.
For the three and six months ended June 30, 2013, the wholesale provision for credit losses was $76 million and $148 million, respectively, compared with $43 million and $132 million, respectively, in the prior-year periods. The wholesale provision for credit losses in the current periods reflected stable credit trends.

	Three months ended June 30,						Six months ended June 30,
	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses		Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Consumer, excluding credit card	$(494)	$(425)	$1	$1	$(493)	$(424)	$(531)	$(423)	$1	$—	$(530)	$(423)
Credit card	464	595	—	—	464	595	1,046	1,231	—	—	1,046	1,231
Total consumer	(30)	170	1	1	(29)	171	515	808	1	—	516	808
Wholesale	40	30	36	13	76	43	64	38	84	94	148	132
Total provision for credit losses	$10	$200	$37	$14	$47	$214	$579	$846	$85	$94	$664	$940

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
Risk identification and classification
Each line of business is responsible for the management of the market risks within its units. The independent risk management group responsible for overseeing each line of business ensures that all material market risks are appropriately identified, measured, monitored and managed in accordance with the risk policy framework set out by Market Risk. The Firm’s market risks arise primarily from the activities in CIB, Mortgage Production and Mortgage Servicing in CCB, and CIO in Corporate/Private Equity. For further discussion of the Firm’s risk identification and classification, see Market Risk Management on pages 163–169 of JPMorgan Chase’s 2012 Annual Report.
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
VaR is calculated assuming a one-day holding period and an expected tail-loss methodology, which approximates a 95% confidence level. This means that, assuming current changes in market values are consistent with the historical changes used in the simulation, the Firm would expect to incur losses greater than that predicted by VaR estimates not more than five times in every 100 trading days. For risk management purposes, the Firm believes the use of a 95% confidence level with a one-day holding period provides a stable measure of VaR that closely aligns to the day-to-day risk management decisions made by the lines of business and provides information to respond to risk events on a daily basis.
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
Separately, the Firm calculates a daily aggregated VaR in accordance with regulatory rules (“Regulatory VaR”), which is used to derive the Firm’s regulatory VaR-based capital requirements under the Basel 2.5 Market Risk Rule. For additional information on Regulatory VaR and the other components of market risk regulatory capital (e.g. VaR-based Measure, Stressed VaR-based Measure and the respective backtesting) for the Firm, see JPMorgan Chase’s “Regulatory Capital Disclosures - Market Risk Pillar 3 Report” which can be found on the Firm’s website at http://investor.shareholder.com/jpmorganchase/basel.cfm, and see Capital management on pages 60–64 of this Form
10-Q.

The table below shows the results of the Firm’s VaR measure using a 95% confidence level.

Total VaR	Three months ended June 30,																Six months ended June 30,
	2013						2012						At June 30,				Average
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2013		2012		2013		2012
CIB trading VaR by risk type
Fixed income	$35		$23		$49		$66		$53		$79		$44		$65		$45		$63
Foreign exchange	7		5		11		10		6		17		5		9		7		11
Equities	14		10		21		20		12		31		18		17		14		19
Commodities and other	13		11		17		13		11		16		12		12		14		17
Diversification benefit to CIB trading VaR	(33)	(a)	NM	(b)	NM	(b)	(44)	(a)	NM	(b)	NM	(b)	(32)	(a)	(39)	(a)	(34)	(a)	(46)	(a)
CIB trading VaR	36		21		49		65		50		80		47		64		46		64
Credit portfolio VaR	13		11		16		25		21		31		13		23		14		29
Diversification benefit to CIB trading and credit portfolio VaR	(9)	(a)	NM	(b)	NM	(b)	(15)	(a)	NM	(b)	NM	(b)	(8)	(a)	(13)	(a)	(9)	(a)	(15)	(a)
Total CIB trading and credit portfolio VaR	40	(d)	25		54		75		58		87		52	(d)	74		51		78
Other VaR
Mortgage Production and Mortgage Servicing VaR	15		8		21		15		10		26		13		18		17		13
Chief Investment Office (“CIO”) VaR	5		4		7		177	(c)	143		196		5		180		8		153	(c)
Diversification benefit to total other VaR	(5)	(a)	NM	(b)	NM	(b)	(10)	(a)	NM	(b)	NM	(b)	(5)	(a)	(15)	(a)	(7)	(a)	(7)	(a)
Total other VaR	15		9		22		182		145		204		13		183		18		159
Diversification benefit to total CIB and other VaR	(10)	(a)	NM	(b)	NM	(b)	(56)	(a)	NM	(b)	NM	(b)	(9)	(a)	(81)	(a)	(10)	(a)	(51)	(a)
Total VaR	$45		$29		$61		$201		$160		$254		$56		$176		$59		$186

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

(c)
Reference is made to the CIO synthetic credit portfolio on pages 69–70 of JPMorgan Chase’s 2012 Annual Report regarding the Firm’s restatement of its 2012 first quarter financial statements. The CIO VaR amount has not been recalculated for the first quarter of 2012 to reflect the restatement.

(d)
Effective in the fourth quarter of 2012, CIB’s VaR includes the VaR of the former reportable business segments, Investment Bank and Treasury & Securities Services (“TSS”), which were combined to form the CIB business segment as a result of the reorganization of the Firm’s business segments. TSS VaR was not material and was previously classified within Other VaR. Prior period VaR disclosures were not revised as a result of the business segment reorganization.

VaR measurement
CIB trading VaR includes substantially all market-making and client-driven activities as well as certain risk management activities in CIB, including credit spread sensitivity to CVA. For certain products, specific risk parameters are not captured in VaR due to the lack of inherent liquidity and availability of appropriate historical data. The Firm uses proxies to estimate the VaR for these and other products when daily time series are not available. It is likely that using an actual price-based time series for these products, if available, would affect the VaR results presented. The Firm uses alternative methods to capture and measure those risk parameters that are not otherwise captured in VaR, including economic-value stress testing, nonstatistical measures and risk identification for large exposures as described further below.

Credit portfolio VaR includes the derivative CVA, hedges of the CVA and hedges of the retained portfolio, which are reported in principal transactions revenue. Credit portfolio VaR does not include the retained loan portfolio, which is not reported at fair value.
Other VaR includes certain positions employed as part of the Firm’s risk management function within CIO and in the Mortgage Production and Mortgage Servicing businesses. CIO VaR includes positions, primarily in securities and derivatives, which are measured at fair value through earnings. Mortgage Production and Mortgage Servicing VaR includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges.

As noted above, CIB, Credit portfolio and other VaR does not include the retained loan portfolio, which is not reported at fair value; however, it does include hedges of those positions, which are reported at fair value. It also does not include DVA on structured notes and derivative liabilities to reflect the credit quality of the Firm; principal investments; and investment securities managed by CIO that are classified as available for sale. These positions are primarily managed through the Firm’s nontrading interest rate-sensitive revenue-at-risk and other cash flow-monitoring processes, rather than by using a VaR measure. Principal investing activities (including mezzanine financing, tax-oriented investments, etc.) and private equity positions are managed using stress and scenario analyses and are not included in VaR. See the DVA sensitivity table on page 99 of this Form 10-Q for further details. For a discussion of Corporate/Private Equity, see pages 49–51 of this Form 10-Q.
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
As presented in the table above, average Total VaR decreased for the three and six months ended June 30, 2013, when compared with the respective 2012 periods. These decreases were primarily driven by reduced risk in the synthetic credit portfolio and lower market volatility.
Average total CIB trading and Credit portfolio VaR for the three and six months ended June 30, 2013, decreased compared with the respective 2012 periods. These decreases were primarily driven by lower market volatility across multiple asset classes.
During the third quarter of 2012, the Firm applied a new VaR model to calculate VaR for CIO’s synthetic credit portfolio that had been transferred to the CIB on July 2, 2012. (For further information, see Market Risk Management on page 166 of JPMorgan Chase’s 2012 Annual Report.) In the first quarter of 2013, in order to achieve consistency among like products within CIB and in conjunction with the implementation of Basel 2.5 requirements, the Firm moved CIO’s synthetic credit portfolio to an existing VaR model within the CIB. This change had an insignificant impact to the average fixed income VaR and average total CIB trading and credit portfolio VaR, and it had no impact to the average total VaR compared with the model used in the third and fourth quarters of 2012. When compared with the model used prior to the model change in the third quarter of 2012, this

VaR model resulted in a reduction of approximately $8 million to average fixed income VaR, average total CIB trading and credit portfolio VaR, and average total VaR, for the three months ended June 30, 2013. For the six months ended June 30, 2013, this VaR model resulted in a reduction of $10 million to average fixed income VaR, $9 million to average total CIB trading and credit portfolio VaR, and $8 million to average total VaR.
Average CIO VaR for the three and six months ended June 30, 2013, decreased from the comparable 2012 period, predominantly reflecting the reduction in and transfer of risk from CIO’s synthetic credit portfolio to the CIB on July 2, 2012. CIO’s retained portfolio was effectively closed out during the three months ended September 30, 2012.
Average Mortgage Production and Mortgage Servicing VaR for the three months ended June 30, 2013, did not significantly change from the comparable 2012 period. For the six months ended June 30, 2013, average Mortgage Production and Mortgage Servicing VaR increased from the comparable 2012 period, primarily driven by a reduction in diversification benefit across these businesses.
The Firm’s average Total VaR diversification benefit was $10 million or 18% of the sum for the three months ended June 30, 2013, compared with $56 million or 22% of the sum for the comparable 2012 period. The Firm’s average Total VaR diversification benefit was $10 million or 14% of the sum for the six months ended June 30, 2013, compared with $51 million or 22% of the sum for the comparable 2012 period. In general, over the course of the year, VaR exposure can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR back-testing
The Firm conducts daily back-testing of VaR against its market risk-related revenue.
The following histogram illustrates the daily market risk-related gains and losses for positions included in the Firm’s VaR calculation for the six months ended June 30, 2013. This market risk-related revenue is defined as the change in value of: principal transactions revenue for CIB and CIO; trading-related net interest income for CIB, CIO and Mortgage Production and Mortgage Servicing in CCB; CIB brokerage commissions, underwriting fees or other revenue; revenue from syndicated lending facilities that the Firm intends to distribute; and mortgage fees and related income for the Firm’s mortgage pipeline and warehouse loans, MSRs, and all related hedges. Daily firmwide market risk-related revenue excludes gains and losses from DVA.
The chart shows that for six months ended June 30, 2013, the Firm posted market risk-related gains on each of the 128 days in this period with two days exceeding $200 million; there were no loss days in the six months ended June 30, 2013.

Daily Market Risk-Related Gains and Losses

Six months ended June 30, 2013

Number of trading days
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
Nontrading interest rate-sensitive revenue-at-risk (i.e., “earnings-at-risk”)
Interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits and issuing debt. The Firm's Asset-Liability Committee ("ALCO") establishes the Firm’s interest rate risk policies and sets risk guidelines applied to nontrading positions. Treasury and CIO, working in partnership with the lines of business, calculates the Firm’s nontrading interest rate risk profile weekly and reviews it with senior management. For further discussion on interest rate exposure, see Nontrading interest rate-sensitive revenue-at-risk (i.e., “earnings-at-risk”) on pages 168–169 of JPMorgan Chase’s 2012 Annual Report.
The Firm conducts simulations of changes in nontrading interest rate-sensitive revenue under a variety of interest rate scenarios. Earnings-at-risk scenarios estimate the potential change in this revenue, and the corresponding impact to the Firm’s pretax net interest income, over the following 12 months, utilizing multiple assumptions as described below. These scenarios highlight exposures to various interest rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The scenarios include forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior. Mortgage prepayment assumptions are based on current interest rates compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience and forward market expectations. The amount and pricing assumptions of deposits and other products that have no stated maturity are based on historical performance, the competitive environment, customer behavior, and product mix.
Immediate changes in interest rates present a limited view of risk, and so a number of alternative scenarios are also reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s earnings-at-risk over a wide range of outcomes.

JPMorgan Chase’s 12-month pretax net interest income sensitivity profiles.
(Excludes the impact of trading activities and MSRs)
	Immediate change in rates
(in millions)	+200bps	+100bps	-100bps		-200bps
June 30, 2013	$3,704	$2,073	NM	(a)	NM	(a)
December 31, 2012	3,886	2,145	NM	(a)	NM	(a)

(a)
Downward 100- and 200-basis-points parallel shocks result in a federal funds target rate of zero and negative three- and six-month treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful.

The change in earnings-at-risk from December 31, 2012, resulted from repositioning the AFS securities portfolio, partially offset by higher expected deposit balances. The Firm's benefit to rising rates is largely a result of reinvesting at higher yields and assets re-pricing at a faster pace than deposits.
Additionally, another interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month pretax net interest income benefit of $890 million. The increase in net interest income under this scenario is due to reinvestment of maturing assets at the higher long-term rates, with funding costs remaining unchanged.
Debit valuation adjustment sensitivity
The following table provides information about the gross sensitivity of DVA on structured notes and derivative liabilities to a one-basis-point increase in JPMorgan Chase’s credit spreads. This sensitivity represents the impact from a one-basis-point parallel shift in JPMorgan Chase’s entire credit curve. However, the sensitivity at a single point in time multiplied by the change in credit spread at a single maturity point may not be representative of the actual DVA gain or loss realized within a period. Actual results reflect the movement in credit spreads across various maturities, which typically do not move in a parallel fashion, and are the product of a constantly changing exposure profile, among other factors.

Debit valuation adjustment sensitivity
(in millions)	One basis-point increase in JPMorgan Chase’s credit spread
June 30, 2013	$35
December 31, 2012	34

COUNTRY RISK MANAGEMENT
For a discussion of the Firm’s Country Risk Management organization, and country risk identification, measurement, monitoring and control, see pages 170–173 of JPMorgan Chase’s 2012 Annual Report.
The Firm is exposed to country risk primarily through its wholesale lending, investing, and market-making activities, whether cross-border or locally funded. Country exposure includes activity with both government and private-sector entities in a country. Under the Firm’s internal country risk management approach, country exposure is reported based on the country where the majority of the assets of the obligor, counterparty, issuer or guarantor are located or where the majority of its revenue is derived, which may be different than the domicile (legal residence) of the obligor, counterparty, issuer or guarantor. Country exposures are generally measured by considering the Firm’s risk to an immediate default of the counterparty or obligor, with zero recovery. Assumptions are sometimes required in determining the measurement and allocation of country exposure, particularly in the case of certain tranched credit derivatives. Different measurement approaches or assumptions would affect the amount of reported country exposure.
The Firm’s internal country risk reporting differs from the reporting provided under FFIEC bank regulatory requirements as there are significant differences in reporting methodology, including with respect to the treatment of collateral received and the benefit of credit derivative protection. For further information on the FFIEC’s reporting methodology, see Cross-border outstandings on page 347 of JPMorgan Chase’s 2012 Form 10-K.
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.). The selection of countries is based solely on the Firm’s largest total exposures by country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any actual or potentially adverse credit conditions.

Top 20 country exposures
	June 30, 2013
(in billions)	Lending(a)	Trading and investing(b)(c)	Other(d)	Total exposure
United Kingdom	$23.8	$46.1	$2.0	$71.9
Germany	35.6	27.3	—	62.9
France	13.5	23.4	—	36.9
Netherlands	4.8	26.3	2.4	33.5
Australia	5.2	14.8	—	20.0
Canada	11.3	5.3	0.5	17.1
China	11.1	5.5	0.3	16.9
Brazil	5.2	11.1	—	16.3
India	7.3	6.5	0.1	13.9
Korea	6.1	4.9	0.1	11.1
Switzerland	7.8	1.8	0.7	10.3
Japan	4.0	5.9	—	9.9
Hong Kong	3.4	3.4	0.7	7.5
Russia	5.8	1.4	—	7.2
Mexico	2.6	4.1	—	6.7
Singapore	3.5	1.9	0.7	6.1
Italy	2.3	3.5	—	5.8
Sweden	1.9	3.7	0.1	5.7
Spain	3.1	2.1	—	5.2
Malaysia	2.3	0.8	1.3	4.4

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

The following table presents the Firm’s direct exposure at June 30, 2013, to Spain, Italy, Ireland Portugal and Greece, as measured under the Firm’s internal country risk management approach. For individual exposures, corporate clients represent approximately 86% of the Firm’s non-sovereign exposure in these five countries, and substantially all of the remaining 14% of the non-sovereign exposure is to the banking sector.

June 30, 2013	Lending net of Allowance(a)	AFS securities(b)	Trading(c)	Derivative collateral(d)	Portfolio hedging(e)	Total exposure
(in billions)
Spain
Sovereign	$—	$0.4	$(0.3)	$—	$(0.1)	$—
Non-sovereign	3.1	—	4.4	(2.0)	(0.3)	5.2
Total Spain exposure	$3.1	$0.4	$4.1	$(2.0)	$(0.4)	$5.2

Italy
Sovereign	$—	$—	$8.3	$(1.2)	$(4.0)	$3.1
Non-sovereign	2.3	—	2.1	(1.2)	(0.5)	2.7
Total Italy exposure	$2.3	$—	$10.4	$(2.4)	$(4.5)	$5.8

Ireland
Sovereign	$—	$—	$—	$—	$(0.1)	$(0.1)
Non-sovereign	0.3	—	1.9	(0.2)	—	2.0
Total Ireland exposure	$0.3	$—	$1.9	$(0.2)	$(0.1)	$1.9

Portugal
Sovereign	$—	$—	$—	$—	$—	$—
Non-sovereign	0.5	—	0.8	(0.3)	(0.1)	0.9
Total Portugal exposure	$0.5	$—	$0.8	$(0.3)	$(0.1)	$0.9

Greece
Sovereign	$—	$—	$0.1	$—	$—	$0.1
Non-sovereign	0.1	—	0.8	(0.8)	—	0.1
Total Greece exposure	$0.1	$—	$0.9	$(0.8)	$—	$0.2

Total exposure	$6.3	$0.4	$18.1	$(5.7)	$(5.1)	$14.0

(a)
Lending includes loans and accrued interest receivable, deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit. Excludes intra-day and operating exposures, such as from settlement and clearing activities. Amounts are presented net of the allowance for credit losses of $104 million (Spain), $62 million (Italy), $2 million (Ireland), $22 million (Portugal), and $13 million (Greece) specifically attributable to these countries. Included $2.3 billion of unfunded lending exposure at June 30, 2013. These exposures consist typically of committed, but unused corporate credit agreements, with market-based lending terms and covenants.

(b)	The table above reflects AFS securities measured at fair value.

(c)
Primarily included: $16.3 billion of counterparty exposure on derivative and securities financings, $1.7 billion of issuer exposure on debt and equity securities. Net protection from credit derivatives is de minimus, primarily as a result of maturities in the synthetic credit portfolio during the second quarter of 2013. Securities financings of approximately $20.2 billion were collateralized with approximately $22.4 billion of cash and marketable securities as of June 30, 2013.

(d)	Includes cash and marketable securities pledged to the Firm, of which approximately 96% of the collateral was cash at June 30, 2013.

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

June 30, 2013	Trading			Portfolio hedging
(in billions)	Purchased	Sold	Net	Purchased	Sold	Net
Spain	$(111.1)	$111.2	$0.1	$(2.5)	$2.1	$(0.4)
Italy	(161.1)	161.1	—	(15.8)	11.5	(4.3)
Ireland	(7.3)	7.3	—	—	—	—
Portugal	(38.2)	38.3	0.1	(1.0)	0.9	(0.1)
Greece	(9.4)	9.4	—	(0.1)	0.1	—
Total	$(327.1)	$327.3	$0.2	$(19.4)	$14.6	$(4.8)
See pages 170–173 of JPMorgan Chase’s 2012 Annual Report for information regarding the measurement of credit derivatives under the Firm’s internal country risk management approach.
The credit derivatives reflected in the “Trading” column include those from the Firm’s market-making activities; net protection from credit derivatives was de minimus at June 30, 2013, primarily as a result of maturities in the synthetic credit portfolio managed by CIB beginning in July 2012.
The credit derivatives reflected in the “Portfolio hedging” column are predominantly single-name CDS used in the Firm’s Credit portfolio management activities, which are intended to mitigate the credit risk associated with traditional lending activities and derivative counterparty exposure. The effectiveness of the Firm’s CDS protection as a hedge of the firm’s exposures may vary depending upon a number of factors, including the maturity of the Firm’s CDS protection, the named reference entity, and the contractual terms of the CDS. For further information about credit derivatives see Credit derivatives on pages 90–91, and Note 5 on pages 141–142 of this Form 10-Q; and on pages 158–159, and Note 6 on pages 218–227 of JPMorgan Chase’s 2012 Annual Report.

The Firm’s net presentation of purchased and sold credit derivatives reflects the manner in which this exposure is managed, and reflects, in the Firm’s view, the substantial mitigation of market and counterparty credit risk in its credit derivative activities. Market risk is substantially mitigated because market-making activities, and to a lesser extent, hedging activities, often result in selling and purchasing protection related to the same underlying reference entity. For example, for each of the five named countries, as of June 30, 2013, the protection sold by the Firm was more than 93% offset by protection purchased on the identical reference entity.
In addition, counterparty credit risk has been substantially mitigated by the master netting and collateral agreements in place for these credit derivatives. As of June 30, 2013, 99% of the purchased protection presented in the table above is purchased under contracts that require posting of cash collateral; 91% is purchased from investment-grade counterparties domiciled outside of the selected European countries; and 71% of the protection purchased offsets protection sold on the identical reference entity, with the identical counterparty subject to a master netting agreement.

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
The Firm’s merchant banking business is managed in Corporate/Private Equity (for detailed information, see Private Equity portfolio on page 51 of this Form 10-Q); other lines of business may also conduct some principal investing activities, including investing in private equity positions, which are captured within their respective financial results.

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
Third parties with which the Firm does business or that facilitate the Firm’s business activities (e.g., vendors, exchanges, clearing houses, central depositories, and financial intermediaries) could also be sources of cybersecurity risk to the Firm, including with respect to breakdowns or failures of their systems, misconduct by the employees of such parties, or cyberattacks which could affect their ability to deliver a product or service to the Firm or result in lost or compromised information of the Firm or its clients.
The Firm is working with appropriate government agencies and other businesses, including our own third-party service providers, to continue to enhance defenses and improve resiliency to cybersecurity threats.

LEGAL, FIDUCIARY AND REPUTATION RISK MANAGEMENT
For a discussion of the Firm’s Legal, Fiduciary and Reputation Risk Management, see page 177 of JPMorgan Chase’s 2012 Annual Report.

SUPERVISION AND REGULATION
For further information on Supervision and Regulation, see Regulatory developments on pages 9–11 of this Form 10-Q, and the Supervision and regulation section on pages 1–8 of JPMorgan Chase’s 2012 Form 10-K.

Dividends
At June 30, 2013, JPMorgan Chase’s banking subsidiaries could pay, in the aggregate, $29.2 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

CRITICAL ACCOUNTING ESTIMATES USED BY THE FIRM
JPMorgan Chase’s accounting policies and use of estimates are integral to understanding its reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the appropriate carrying value of assets and liabilities. The Firm has established detailed policies and control procedures intended to ensure that estimation methods, including any judgments made as part of such methods, are well-controlled, independently reviewed and applied consistently from period to period. The methods used and judgments made reflect, among other factors, the nature of the assets or liabilities and the related business and risk management strategies, which may vary across the Firm’s businesses and portfolios. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm believes its estimates for determining the carrying value of its assets and liabilities are appropriate. The following is a brief description of the Firm’s critical accounting estimates involving significant judgment.
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained consumer and wholesale loan portfolios, as well as the Firm’s consumer and wholesale lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses inherent in the loan portfolio as of the balance sheet date. Similarly, the allowance for lending-related commitments is established to cover probable credit losses inherent in the lending-related commitments portfolio as of the balance sheet date. For further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Allowance for credit losses on pages 159–162 and Note 15 on pages 276–279 of JPMorgan Chase’s 2012 Annual Report; for amounts recorded as of June 30, 2013 and 2012, see Allowance for credit losses on pages 92–94 and Note 14 on page 176 of this Form 10-Q.
As noted in the discussion on pages 178–180 of JPMorgan Chase’s 2012 Annual Report, the Firm’s allowance for credit losses is sensitive to numerous factors, depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions could affect the Firm’s estimate of probable credit losses inherent in the portfolio at the balance sheet date. The purpose of the sensitivity analysis presented below is to provide an indication of the isolated impacts of hypothetical alternative assumptions on modeled loss estimates. The changes in the inputs are not intended to imply management’s expectation of future deterioration of those risk factors, nor are they intended to estimate changes in the overall allowance for loan losses. Actual changes in the allowance for loan losses may be influenced by other inputs and factors, and also would be influenced by the judgment management applies to its modeled loss estimates to reflect the uncertainty and imprecision of these modeled loss estimates based on then current circumstances and conditions.
Deterioration in the following inputs would have the following effects on the Firm’s modeled loss estimates as of June 30, 2013, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	For PCI loans, a combined 5% decline in housing prices and a 1% increase in unemployment from current levels could imply an increase to modeled credit loss estimates of approximately $1.4 billion.

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
Management considers a variety of factors and inputs in estimating the allowance for credit losses. Changes in the above factors and inputs, as well as other factors and inputs considered by management, may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors may be directionally inconsistent, such that improvement in one factor may offset deterioration in other factors. In addition, it is difficult to predict how changes in specific economic conditions or assumptions would affect borrower behavior or other factors considered by management in estimating the allowance for credit losses. Given the process the Firm follows in evaluating the risk factors related to its loans, including risk ratings, home price assumptions, and credit card loss estimates, management believes that its current estimate of the allowance for credit loss is appropriate.
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

Assets measured at fair value
The following table includes the Firm’s assets measured at fair value and the portion of such assets that are classified within level 3 of the valuation hierarchy. For further information, see Note 3 on pages 114–127 of this
Form 10-Q.

June 30, 2013 (in billions, except ratio data)	Total assets at fair value	Total level 3 assets
Trading debt and equity instruments	$327.7	$24.4
Derivative receivables	73.8	17.4
Trading assets	401.5	41.8
AFS securities	354.7	1.9	(a)
Loans	1.9	1.8
MSRs	9.3	9.3
Private equity investments	7.7	7.1
Other	38.6	3.8
Total assets measured at fair value on a recurring basis	813.7	65.7
Total assets measured at fair value on a nonrecurring basis	1.6	1.5
Total assets measured at fair value	$815.3	$67.2
Total Firm assets	$2,439.5
Level 3 assets as a percentage of total Firm assets		2.8%	(a)
Level 3 assets as a percentage of total Firm assets at fair value		8.2%	(a)

(a)
Reflects $27.3 billion of collateralized loan obligations (“CLOs”) transferred from level 3 to level 2 during the three months ended March 31, 2013. For further discussion of the transfers, see Note 3 on pages 114–127 of this Form 10-Q.

Valuation
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Firm has established well-documented processes for determining fair value; for further details see Note 3 on pages 114–127 of this Form 10-Q. Fair value is based on quoted market prices, where available. If listed prices or quotes are not available for an instrument or a similar instrument, fair value is generally based on models that consider relevant transaction characteristics (such as maturity) and use as inputs market-based or independently sourced parameters.
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
In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs —

including, for example, transaction details, yield curves, interest rates, prepayment rates, default rates, volatilities, correlations, equity or debt prices, valuations of comparable instruments, foreign exchange rates and credit curves. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s credit-worthiness, liquidity considerations, unobservable parameters, and for certain portfolios that meet specified criteria, the size of the net open risk position. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. For further discussion of the valuation of level 3 instruments, including unobservable inputs used, see Note 3 on pages 114–127 of this Form 10-Q.
Imprecision in estimating unobservable market inputs or other factors can affect the amount of gain or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with those of other market participants, the methods and assumptions used reflect management judgment and may vary across the Firm’s businesses and portfolios.
The Firm uses various methodologies and assumptions in the determination of fair value. The use of different methodologies or assumptions to those used by the Firm could result in a different estimate of fair value at the reporting date. For a detailed discussion of the Firm’s valuation process and hierarchy, and its determination of fair value for individual financial instruments, see Note 3 on pages 114–127 of this Form 10-Q.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on page 181 of JPMorgan Chase’s 2012 Annual Report.
During the six months ended June 30, 2013, the Firm updated the discounted cash flow valuation of its mortgage lending business in CCB, which continues to have an elevated risk for goodwill impairment due to its exposure to U.S. consumer credit risk and the effects of economic, regulatory and legislative changes. The assumptions used in the valuation of this business include: (a) estimates of future cash flows for the business (which are dependent on outstanding loan balances, net interest margin, operating expense, credit losses and the amount of capital necessary given the risk of business activities to meet regulatory capital requirements), and (b) the cost of equity used to discount those cash flows to a present value. Each of these factors requires significant judgment and the assumptions used are based on management’s current best estimate and most current projections, including the anticipated effects of regulatory and legislative changes, derived from the Firm’s business forecasting process reviewed with senior management. These projections are consistent with the short-term assumptions discussed in the Business outlook on page 9 of this Form 10-Q, and, in the longer term, incorporate a set of macroeconomic assumptions and the Firm’s best estimates of long-term growth and returns of its businesses. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates.
As of June 30, 2013, the estimated fair value of the Firm’s mortgage lending business within CCB did not exceed its carrying value; however, the implied fair value of the goodwill allocated to the mortgage lending business exceeded its carrying value. For its other businesses, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes and current estimated market cost of equity) and prior projections of business performance. Based upon the updated valuation of its mortgage lending business and reviews of its other businesses, the Firm concluded that goodwill allocated to all of its reporting units was not impaired at June 30, 2013.
Deterioration in economic market conditions, increased estimates of the effects of recent regulatory or legislative changes, or additional regulatory or legislative changes may result in declines in projected business performance beyond management’s current expectations. For example, in the Firm’s mortgage lending business, such declines could result from increases in costs to resolve foreclosure-

related matters or from deterioration in economic conditions that result in increased credit losses or lower mortgage origination volume. In addition, the earnings or estimated cost of equity of the Firm’s capital markets businesses could also be affected by regulatory or legislative changes. Declines in business performance, increases in equity capital requirements, or increases in the estimated cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
For additional information on goodwill, see Note 16 on pages 184–187 of this Form 10-Q.
Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on page 182 of JPMorgan Chase’s 2012 Annual Report.
Litigation reserves
For a description of the significant estimates and judgments associated with establishing litigation reserves, see Note 23 on pages 198–206 of this Form 10-Q, and Note 31 on pages 316–325 of JPMorgan Chase’s 2012 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS
Inclusion of the Fed funds effective swap rate
In July 2013, the FASB issued guidance that amends the acceptable U.S. benchmark interest rates for hedge accounting involving interest rate risk. In addition to interest rates on direct U.S. Treasury obligations and the LIBOR swap rate, the guidance also permits the Overnight Index Swap Rate (“OIS”) to be designated as a benchmark interest rate for hedge accounting purposes. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.
Investment companies
In June 2013, the FASB issued guidance that clarifies the characteristics of an investment company and requires new disclosures for investment companies. Under the guidance, a company regulated under the Investment Company Act of 1940 is considered an investment company for accounting purposes. All other companies must meet all of the fundamental characteristics described in the guidance and consider other typical characteristics to qualify as an investment company. An investment company will be required to provide additional disclosures, including the fact that the company is an investment company, information about changes, if any, in a company’s status as an investment company, and information about financial support provided or contractually required to be provided by an investment company to any of its investees. The guidance will become effective in the first quarter of 2014.

The Firm is currently evaluating this guidance to determine any potential effect on its consolidated financial statements.
Presentation of other comprehensive income
In February 2013, the FASB issued guidance that requires enhanced disclosures of any reclassifications out of accumulated other comprehensive income. The guidance was effective in the first quarter of 2013. The application of this guidance had no impact on the Firm’s Consolidated Balance Sheets or results of operations. For further information, see Note 19 on pages 189–190 of this Form 10-Q.
Balance sheet netting
In December 2011, the FASB issued guidance that requires enhanced disclosures about certain financial assets and liabilities that are subject to enforceable master netting agreements or similar agreements, or that have otherwise been offset on the balance sheet under certain specific conditions that permit net presentation. In January 2013, the FASB clarified that the scope of this guidance is limited to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The Firm adopted the new guidance, effective January 1, 2013. The application of this guidance had no impact on the Firm’s Consolidated Balance Sheets or results of operations. For further information, see Notes 1, 5, and 12 on pages 113, 131–142, and 151–152, respectively, of this Form 10-Q.

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

•
Occurrence of natural or man-made disasters or calamities or conflicts, including any effect of any such disasters, calamities or conflicts on the Firm’s power generation facilities and the Firm’s other physical commodity-related activities;

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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2013	2012	2013	2012
Revenue
Investment banking fees	$1,717	$1,257	$3,162	$2,638
Principal transactions	3,760	(427)	7,521	2,295
Lending- and deposit-related fees	1,489	1,546	2,957	3,063
Asset management, administration and commissions	3,865	3,461	7,464	6,853
Securities gains(a)	124	1,014	633	1,550
Mortgage fees and related income	1,823	2,265	3,275	4,275
Credit card income	1,503	1,412	2,922	2,728
Other income	226	506	762	2,018
Noninterest revenue	14,507	11,034	28,696	25,420
Interest income	13,145	14,099	26,572	28,800
Interest expense	2,441	2,953	4,935	5,988
Net interest income	10,704	11,146	21,637	22,812
Total net revenue	25,211	22,180	50,333	48,232

Provision for credit losses	47	214	664	940

Noninterest expense
Compensation expense	8,019	7,427	16,433	16,040
Occupancy expense	904	1,080	1,805	2,041
Technology, communications and equipment expense	1,361	1,282	2,693	2,553
Professional and outside services	1,901	1,857	3,635	3,652
Marketing	578	642	1,167	1,322
Other expense	2,951	2,487	5,252	7,319
Amortization of intangibles	152	191	304	384
Total noninterest expense	15,866	14,966	31,289	33,311
Income before income tax expense	9,298	7,000	18,380	13,981
Income tax expense	2,802	2,040	5,355	4,097
Net income	$6,496	$4,960	$13,025	$9,884
Net income applicable to common stockholders	$6,101	$4,634	$12,232	$9,210
Net income per common share data
Basic earnings per share	$1.61	$1.22	$3.22	$2.41
Diluted earnings per share	1.60	1.21	3.19	2.41

Weighted-average basic shares	3,782.4	3,808.9	3,800.3	3,813.9
Weighted-average diluted shares	3,814.3	3,820.5	3,830.6	3,827.0
Cash dividends declared per common share	$0.38	$0.30	$0.68	$0.60
(a)The following other-than-temporary impairment losses are included in securities gains for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Debt securities the Firm does not intend to sell that have credit losses
Total other-than-temporary impairment losses	$—	$(103)	$—	$(113)
Losses recorded in/(reclassified from) other comprehensive income	—	84	—	87
Total credit losses recognized in income	—	(19)	—	(26)
Securities the Firm intends to sell	(6)	(37)	(6)	(37)
Total other-than-temporary impairment losses recognized in income	$(6)	$(56)	$(6)	$(63)
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Net income	$6,496	$4,960	$13,025	$9,884
Other comprehensive income/(loss), after-tax
Unrealized gains/(losses) on AFS securities	(3,091)	(325)	(3,731)	1,249
Translation adjustments, net of hedges	(38)	(189)	(51)	(62)
Cash flow hedges	(290)	73	(352)	38
Defined benefit pension and OPEB plans	64	68	168	103
Total other comprehensive income/(loss), after-tax	(3,355)	(373)	(3,966)	1,328
Comprehensive income	$3,141	$4,587	$9,059	$11,212
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	Jun 30, 2013	Dec 31, 2012
Assets
Cash and due from banks	$29,214	$53,723
Deposits with banks	311,318	121,814
Federal funds sold and securities purchased under resale agreements (included $25,306 and $24,258 at fair value)	252,507	296,296
Securities borrowed (included $5,295 and $10,177 at fair value)	117,158	119,017
Trading assets (included assets pledged of $121,085 and $108,784)	401,470	450,028
Securities (included $354,719 and $371,145 at fair value and assets pledged of $72,724 and $71,167)	354,725	371,152
Loans (included $1,923 and $2,555 at fair value)	725,586	733,796
Allowance for loan losses	(19,384)	(21,936)
Loans, net of allowance for loan losses	706,202	711,860
Accrued interest and accounts receivable	81,562	60,933
Premises and equipment	14,574	14,519
Goodwill	48,057	48,175
Mortgage servicing rights	9,335	7,614
Other intangible assets	1,951	2,235
Other assets (included $15,661 and $16,458 at fair value and assets pledged of $1,826 and $1,127)	111,421	101,775
Total assets(a)	$2,439,494	$2,359,141
Liabilities
Deposits (included $5,838 and $5,733 at fair value)	$1,202,950	$1,193,593
Federal funds purchased and securities loaned or sold under repurchase agreements (included $4,661 and $4,388 at fair value)	258,962	240,103
Commercial paper	56,631	55,367
Other borrowed funds (included $12,572 and $11,591 at fair value)	30,385	26,636
Trading liabilities	148,593	131,918
Accounts payable and other liabilities (included $32 and $36 at fair value)	211,432	195,240
Beneficial interests issued by consolidated variable interest entities (included $1,043 and $1,170 at fair value)	55,090	63,191
Long-term debt (included $29,220 and $30,788 at fair value)	266,212	249,024
Total liabilities(a)	2,230,255	2,155,072
Commitments and contingencies (see Notes 21 and 23 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 1,145,750 and 905,750 shares)	11,458	9,058
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Capital surplus	93,416	94,604
Retained earnings	114,216	104,223
Accumulated other comprehensive income/(loss)	136	4,102
Shares held in RSU Trust, at cost (476,731 and 479,126 shares)	(21)	(21)
Treasury stock, at cost (335,916,201 and 300,981,690 shares)	(14,071)	(12,002)
Total stockholders’ equity	209,239	204,069
Total liabilities and stockholders’ equity	$2,439,494	$2,359,141

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at June 30, 2013, and December 31, 2012. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

(in millions)	Jun 30, 2013	Dec 31, 2012
Assets
Trading assets	$9,232	$11,966
Loans	72,342	82,723
All other assets	2,224	2,090
Total assets	$83,798	$96,779
Liabilities
Beneficial interests issued by consolidated variable interest entities	$55,090	$63,191
All other liabilities	1,105	1,244
Total liabilities	$56,195	$64,435
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At both June 30, 2013, and December 31, 2012, the Firm provided limited program-wide credit enhancement of $3.1 billion related to its Firm-administered multi-seller conduits, which are eliminated in consolidation. For further discussion, see Note 15 on pages 177–184 of this Form 10-Q.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Six months ended June 30,
(in millions, except per share data)	2013	2012
Preferred stock
Balance at January 1	$9,058	$7,800
Issuance of preferred stock	2,400	—
Balance at June 30	11,458	7,800
Common stock
Balance at January 1 and June 30	4,105	4,105
Capital surplus
Balance at January 1	94,604	95,602
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(1,164)	(1,163)
Other	(24)	(238)
Balance at June 30	93,416	94,201
Retained earnings
Balance at January 1	104,223	88,315
Net income	13,025	9,884
Dividends declared:
Preferred stock	(386)	(315)
Common stock ($0.68 and $0.60 per share)	(2,646)	(2,366)
Balance at June 30	114,216	95,518
Accumulated other comprehensive income
Balance at January 1	4,102	944
Other comprehensive income/(loss)	(3,966)	1,328
Balance at June 30	136	2,272
Shares held in RSU Trust, at cost
Balance at January 1 and June 30	(21)	(38)
Treasury stock, at cost
Balance at January 1	(12,002)	(13,155)
Purchase of treasury stock	(3,750)	(1,415)
Reissuance from treasury stock	1,681	2,284
Balance at June 30	(14,071)	(12,286)
Total stockholders’ equity	$209,239	$191,572
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Six months ended June 30,
(in millions)	2013	2012
Operating activities
Net income	$13,025	$9,884
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	664	940
Depreciation and amortization	2,105	2,065
Amortization of intangibles	304	384
Deferred tax expense	2,167	1,470
Investment securities gains	(633)	(1,550)
Stock-based compensation	1,227	1,441
Originations and purchases of loans held-for-sale	(44,974)	(14,867)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	46,924	17,026
Net change in:
Trading assets	68,142	28,987
Securities borrowed	1,877	4,267
Accrued interest and accounts receivable	(19,483)	(5,972)
Other assets	(7,250)	(3,412)
Trading liabilities	8,194	8,662
Accounts payable and other liabilities	19,768	2,768
Other operating adjustments	(3,573)	(5,844)
Net cash provided by operating activities	88,484	46,249
Investing activities
Net change in:
Deposits with banks	(189,630)	(45,149)
Federal funds sold and securities purchased under resale agreements	43,431	(19,701)
Held-to-maturity securities:
Proceeds	1	2
Available-for-sale securities:
Proceeds from maturities	52,646	63,411
Proceeds from sales	38,053	55,389
Purchases	(87,180)	(105,166)
Proceeds from sales and securitizations of loans held-for-investment	6,087	3,696
Other changes in loans, net	(3,785)	(17,192)
Net cash (used in)/received from business acquisitions or dispositions	(45)	90
All other investing activities, net	(1,823)	(1,342)
Net cash used in investing activities	(142,245)	(65,962)
Financing activities
Net change in:
Deposits	(6,299)	(11,165)
Federal funds purchased and securities loaned or sold under repurchase agreements	18,904	48,098
Commercial paper and other borrowed funds	4,927	(1,088)
Beneficial interests issued by consolidated variable interest entities	(6,230)	(5,698)
Proceeds from long-term borrowings and trust preferred securities	62,016	27,242
Payments of long-term borrowings and trust preferred securities	(38,111)	(48,222)
Excess tax benefits related to stock-based compensation	88	283
Proceeds from issuance of preferred stock	2,376	—
Treasury stock and warrants repurchased	(3,750)	(1,653)
Dividends paid	(2,727)	(2,493)
All other financing activities, net	(1,086)	(437)
Net cash provided by financing activities	30,108	4,867
Effect of exchange rate changes on cash and due from banks	(856)	110
Net decrease in cash and due from banks	(24,509)	(14,736)
Cash and due from banks at the beginning of the period	53,723	59,602
Cash and due from banks at the end of the period	$29,214	$44,866
Cash interest paid	$4,735	$5,805
Cash income taxes paid, net	2,684	844
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 212–214 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small business, commercial banking, financial transaction processing, asset management and private equity. For a discussion of the Firm’s business segments, see Note 24 on pages 207–208 of this Form
10-Q.
The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the U.S. (“U.S. GAAP”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by regulatory authorities.
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
For further discussion on the Firm’s derivative instruments, see Note 5 on pages 131–142 of this Form 10-Q. For further discussion on the Firm’s repurchase and reverse repurchase agreements, and securities borrowing and lending agreements, see Note 12 on pages 151–152 of this Form 10‑Q.

Note 2 – Business changes and developments
Business events
Issuance of preferred stock
On February 5, 2013, the Firm issued $900 million of noncumulative preferred stock. On April 23, 2013, the Firm issued $1.5 billion of noncumulative preferred stock. For additional information on the Firm’s preferred stock, see Note 22 on page 300 of the Firm’s 2012 Annual Report.
Redemption of outstanding trust preferred securities
On May 8, 2013, the Firm redeemed approximately $5.0 billion, or 100% of the liquidation amount, of the following eight series of trust preferred securities: JPMorgan Chase Capital X, XI, XII, XIV, XVI, XIX, XXIV, and BANK ONE Capital VI. For a further discussion of trust preferred securities, see Note 21 on pages 297–299 of JPMorgan Chase’s 2012 Annual Report.
Increase in common stock dividend
On May 21, 2013, the Board of Directors increased the Firm’s quarterly common stock dividend from $0.30 per share to $0.38 per share, effective with the dividend paid on July 31, 2013, to shareholders of record on July 5, 2013.
One Equity Partners
As announced on June 14, 2013, One Equity Partners (“OEP”) will raise its next fund from an external group of limited partners and then become independent from JPMorgan Chase. Until it becomes independent from the Firm, OEP will continue to make direct investments for JPMorgan Chase, and thereafter will continue to manage the then-existing group of portfolio companies for JPMorgan Chase to maximize value for the Firm.
Subsequent events
On July 26, 2013, the Firm announced that it is pursuing strategic alternatives for its physical commodities businesses, including its remaining holdings of commodities assets and its physical trading operations. The Firm will explore a full range of options over time, including, but not limited to: a sale, spin off or strategic partnership. During the process, the Firm will continue to run its physical commodities business as a going concern. The Firm remains fully committed to its traditional banking activities in the commodity markets, including financial derivatives and the vaulting and trading of precious metals.

On July 29, 2013, the Firm issued $1.5 billion of noncumulative preferred stock. On August 1, 2013, the Firm announced that it would redeem all of its outstanding 8.625% noncumulative preferred stock, Series J on September 1, 2013. For additional information on the Firm’s preferred stock, see Note 22 on page 300 of the Firm’s 2012 Annual Report.

Note 3 – Fair value measurement
For a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 3 on pages 196–214 of JPMorgan Chase’s 2012 Annual Report.

The following table presents the asset and liabilities reported at fair value as of June 30, 2013, and December 31, 2012, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy					Netting adjustments
June 30, 2013 (in millions)	Level 1	Level 2		Level 3			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$25,306		$—		$—	$25,306
Securities borrowed	—	5,295		—		—	5,295
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	—	29,100		901		—	30,001
Residential – nonagency	—	1,783		615		—	2,398
Commercial – nonagency	—	1,271		1,271		—	2,542
Total mortgage-backed securities	—	32,154		2,787		—	34,941
U.S. Treasury and government agencies(a)	25,932	11,528		—		—	37,460
Obligations of U.S. states and municipalities	—	11,266		1,221		—	12,487
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,471		—		—	2,471
Non-U.S. government debt securities	28,603	29,784		136		—	58,523
Corporate debt securities	—	26,160		5,735		—	31,895
Loans(b)	—	27,686		10,940		—	38,626
Asset-backed securities	—	3,886		1,428		—	5,314
Total debt instruments	54,535	144,935		22,247		—	221,717
Equity securities	86,358	1,547		1,039		—	88,944
Physical commodities(c)	7,016	4,909		16		—	11,941
Other	—	4,012		1,105		—	5,117
Total debt and equity instruments(d)	147,909	155,403		24,407		—	327,719
Derivative receivables:
Interest rate	2,875	963,223		5,114		(939,515)	31,697
Credit	—	89,247		4,414		(91,297)	2,364
Foreign exchange	966	174,239		2,052		(162,940)	14,317
Equity	—	46,990		5,069		(38,490)	13,569
Commodity	541	53,802		780		(43,319)	11,804
Total derivative receivables(e)	4,382	1,327,501		17,429		(1,275,561)	73,751
Total trading assets	152,291	1,482,904		41,836		(1,275,561)	401,470
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	101,314		—		—	101,314
Residential – nonagency	—	65,179		385		—	65,564
Commercial – nonagency	—	12,732		252		—	12,984
Total mortgage-backed securities	—	179,225		637		—	179,862
U.S. Treasury and government agencies(a)	22,115	783		—		—	22,898
Obligations of U.S. states and municipalities	71	24,275		187		—	24,533
Certificates of deposit	—	1,588		—		—	1,588
Non-U.S. government debt securities	28,637	27,337		—		—	55,974
Corporate debt securities	—	28,239		—		—	28,239
Asset-backed securities:
Collateralized loan obligations	—	26,330		988		—	27,318
Other	—	11,560		137		—	11,697
Equity securities	2,610	—		—		—	2,610
Total available-for-sale securities	53,433	299,337		1,949		—	354,719
Loans	—	80		1,843		—	1,923
Mortgage servicing rights	—	—		9,335		—	9,335
Other assets:
Private equity investments(f)	550	—		7,105		—	7,655
All other	3,894	432		3,680		—	8,006
Total other assets	4,444	432		10,785		—	15,661
Total assets measured at fair value on a recurring basis	$210,168	$1,813,354	(g)	$65,748	(g)	$(1,275,561)	$813,709
Deposits	$—	$3,648		$2,190		$—	$5,838
Federal funds purchased and securities loaned or sold under repurchase agreements	—	4,661		—		—	4,661
Other borrowed funds	—	9,899		2,673		—	12,572
Trading liabilities:
Debt and equity instruments(d)	62,868	21,236		104		—	84,208
Derivative payables:
Interest rate	2,266	932,906		3,013		(919,769)	18,416
Credit	—	88,150		3,493		(89,032)	2,611
Foreign exchange	932	188,858		3,270		(176,350)	16,710
Equity	—	46,044		7,360		(38,676)	14,728
Commodity	625	54,493		709		(43,907)	11,920
Total derivative payables(e)	3,823	1,310,451		17,845		(1,267,734)	64,385
Total trading liabilities	66,691	1,331,687		17,949		(1,267,734)	148,593
Accounts payable and other liabilities	—	—		32		—	32
Beneficial interests issued by consolidated VIEs	—	180		863		—	1,043
Long-term debt	—	20,018		9,202		—	29,220
Total liabilities measured at fair value on a recurring basis	$66,691	$1,370,093		$32,909		$(1,267,734)	$201,959

	Fair value hierarchy					Netting adjustments
December 31, 2012 (in millions)	Level 1	Level 2		Level 3			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$24,258		$—		$—	$24,258
Securities borrowed	—	10,177		—		—	10,177
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	—	36,240		498		—	36,738
Residential – nonagency	—	1,509		663		—	2,172
Commercial – nonagency	—	1,565		1,207		—	2,772
Total mortgage-backed securities	—	39,314		2,368		—	41,682
U.S. Treasury and government agencies(a)(h)	15,170	7,255		—		—	22,425
Obligations of U.S. states and municipalities	—	16,726		1,436		—	18,162
Certificates of deposit, bankers’ acceptances and commercial paper	—	4,759		—		—	4,759
Non-U.S. government debt securities(h)	26,095	44,028		67		—	70,190
Corporate debt securities(h)	—	31,882		5,308		—	37,190
Loans(b)	—	30,754		10,787		—	41,541
Asset-backed securities	—	4,182		3,696		—	7,878
Total debt instruments	41,265	178,900		23,662		—	243,827
Equity securities	106,898	2,687		1,114		—	110,699
Physical commodities(c)	10,107	6,066		—		—	16,173
Other	—	3,483		863		—	4,346
Total debt and equity instruments(d)	158,270	191,136		25,639		—	375,045
Derivative receivables:
Interest rate(h)	476	1,295,474		6,617		(1,263,362)	39,205
Credit	—	93,821		6,489		(98,575)	1,735
Foreign exchange(h)	450	171,439		3,051		(160,798)	14,142
Equity(h)	—	37,741		4,921		(33,396)	9,266
Commodity(h)	316	42,331		1,155		(33,167)	10,635
Total derivative receivables(e)	1,242	1,640,806		22,233		(1,589,298)	74,983
Total trading assets	159,512	1,831,942		47,872		(1,589,298)	450,028
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	98,388		—		—	98,388
Residential – nonagency	—	74,189		450		—	74,639
Commercial – nonagency	—	12,948		255		—	13,203
Total mortgage-backed securities	—	185,525		705		—	186,230
U.S. Treasury and government agencies(a)(h)	11,089	1,041		—		—	12,130
Obligations of U.S. states and municipalities	35	21,489		187		—	21,711
Certificates of deposit	—	2,783		—		—	2,783
Non-U.S. government debt securities(h)	29,556	36,488		—		—	66,044
Corporate debt securities	—	38,609		—		—	38,609
Asset-backed securities:
Collateralized loan obligations	—	—		27,896		—	27,896
Other	—	12,843		128		—	12,971
Equity securities	2,733	38		—		—	2,771
Total available-for-sale securities	43,413	298,816		28,916		—	371,145
Loans	—	273		2,282		—	2,555
Mortgage servicing rights	—	—		7,614		—	7,614
Other assets:
Private equity investments(f)	578	—		7,181		—	7,759
All other	4,188	253		4,258		—	8,699
Total other assets	4,766	253		11,439		—	16,458
Total assets measured at fair value on a recurring basis	$207,691	$2,165,719	(g)	$98,123	(g)	$(1,589,298)	$882,235
Deposits	$—	$3,750		$1,983		$—	$5,733
Federal funds purchased and securities loaned or sold under repurchase agreements	—	4,388		—		—	4,388
Other borrowed funds	—	9,972		1,619		—	11,591
Trading liabilities:
Debt and equity instruments(d)(h)	47,469	13,588		205		—	61,262
Derivative payables:
Interest rate(h)	490	1,256,934		3,295		(1,235,813)	24,906
Credit	—	95,411		4,616		(97,523)	2,504
Foreign exchange(h)	428	183,308		4,801		(169,936)	18,601
Equity(h)	—	37,807		6,727		(32,715)	11,819
Commodity(h)	176	46,565		901		(34,816)	12,826
Total derivative payables(e)	1,094	1,620,025		20,340		(1,570,803)	70,656
Total trading liabilities	48,563	1,633,613		20,545		(1,570,803)	131,918
Accounts payable and other liabilities	—	—		36		—	36
Beneficial interests issued by consolidated VIEs	—	245		925		—	1,170
Long-term debt	—	22,312		8,476		—	30,788
Total liabilities measured at fair value on a recurring basis	$48,563	$1,674,280		$33,584		$(1,570,803)	$185,624

(a)	At June 30, 2013, and December 31, 2012, included total U.S. government-sponsored enterprise obligations of $113.8 billion and $119.4 billion, respectively, which were predominantly mortgage-related.

(b)
At June 30, 2013, and December 31, 2012, included within trading loans were $21.4 billion and $26.4 billion, respectively, of residential first-lien mortgages, and $1.9 billion and $2.2 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $13.5 billion and $17.4 billion, respectively, and reverse mortgages of $3.5 billion and $4.0 billion, respectively.

(c)
Physical commodities inventories are generally accounted for at the lower of cost or market. “Market” is a term defined in U.S. GAAP as not exceeding fair value less costs to sell (“transaction costs”). Transaction costs for the Firm’s physical commodities inventories are either not applicable or immaterial to the value of the inventory. Therefore, market approximates fair value for the Firm’s physical commodities inventories. When fair value hedging has been applied (or when market is below cost), the carrying value of physical commodities approximates fair value, because under fair value hedge accounting, the cost basis is adjusted for changes in fair value. For a further discussion of the Firm’s hedge accounting relationships, see Note 5 on pages 131–142 of this Form 10-Q. To provide consistent fair value disclosure information, all physical commodities inventories have been included in each period presented.

(d)
Balances reflect the reduction of securities owned (long positions) by the amount of securities sold but not yet purchased (short positions) when the long and short positions have identical Committee on Uniform Security Identification Procedures numbers (“CUSIPs”).

(e)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivables and payables balances would be $7.0 billion and $7.4 billion at June 30, 2013, and December 31, 2012, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(f)
Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost basis of the private equity investment portfolio totaled $8.6 billion and $8.4 billion at June 30, 2013, and December 31, 2012, respectively.

(g)
Includes investments in hedge funds, private equity funds, real estate and other funds that do not have readily determinable fair values. The Firm uses net asset value per share when measuring the fair value of these investments. At June 30, 2013, and December 31, 2012, the fair values of these investments were $3.9 billion and $4.9 billion, respectively, of which $1.0 billion and $1.1 billion, respectively were classified in level 2, and $2.9 billion and $3.8 billion, respectively, in level 3.

(h)	The prior period amounts have been revised. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three and six months ended June 30, 2013 and 2012, there were no significant transfers between levels 1 and 2, and from level 2 into level 3.
During the three months ended March 31, 2013, certain highly rated CLOs, including $27.3 billion held in the AFS securities portfolio and $1.3 billion held in the trading portfolio, were transferred from Level 3 to Level 2, based on increased liquidity and price transparency.
For the six months ended June 30, 2012, transfers from level 3 into level 2 included $1.2 billion of derivative payables based on increased observability of certain structured equity derivatives and $1.3 billion of long-term debt due to increased observability of certain equity structured notes.
All transfers are assumed to occur at the beginning of the quarterly reporting period in which they occur.
Level 3 valuations
The Firm has established well-documented processes for determining fair value, including for instruments where fair value is estimated using significant unobservable inputs (level 3). For further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments, see Note 3 on pages 196–214 of JPMorgan Chase’s 2012 Annual Report.
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
For the Firm’s derivatives and structured notes positions classified within level 3, the equity and interest rate correlation inputs used in estimating fair value were concentrated at the upper end of the range presented, while the credit correlation inputs were distributed across the range presented and the foreign exchange correlation inputs were concentrated at the lower end of the range presented. In addition, the equity and interest rate volatility inputs used in estimating fair value were concentrated at the upper end of the range presented, while commodities volatilities were concentrated at the lower end of the range.

Level 3 inputs(a)
June 30, 2013 (in millions, except for ratios and basis points)
Product/Instrument	Fair value	Principal valuation technique	Unobservable inputs	Range of input values			Weighted average
Residential mortgage-backed securities and loans	$9,678	Discounted cash flows	Yield	2%	-	24%	7%
			Prepayment speed	0%	-	28%	7%
			Conditional default rate	0%	-	100%	12%
			Loss severity	0%	-	76%	11%
Commercial mortgage-backed securities and loans(b)	2,006	Discounted cash flows	Yield	2%	-	25%	6%
			Conditional default rate	0%	-	16%	1%
			Loss severity	0%	-	40%	11%
Corporate debt securities, obligations of U.S. states and municipalities, and other	13,644	Discounted cash flows	Credit spread	115 bps	-	187 bps	139 bps
			Yield	1%	-	35%	10%
	5,156	Market comparables	Price	3	-	135	93
Net interest rate derivatives	2,101	Option pricing	Interest rate correlation	(75)%	-	95%
			Interest rate spread volatility	0%	-	60%
Net credit derivatives(b)	921	Discounted cash flows	Credit correlation	40%	-	90%
Net foreign exchange derivatives	(1,218)	Option pricing	Foreign exchange correlation	40%	-	75%
Net equity derivatives	(2,291)	Option pricing	Equity volatility	15%	-	50%
Net commodity derivatives	71	Option pricing	Commodity volatility	24%	-	40%
Collateralized loan obligations	988	Discounted cash flows	Credit spread	140 bps	-	700 bps	245 bps
			Prepayment speed	15%	-	20%	19%
			Conditional default rate	2%			2%
			Loss severity	40%			40%
	407	Market comparables	Price	0	-	128	84
Mortgage servicing rights (“MSRs”)	9,335	Discounted cash flows	Refer to Note 16 on pages 184–187 of this Form 10-Q.
Private equity direct investments	5,307	Market comparables	EBITDA multiple	3.7x	-	13.2x	8.3x
			Liquidity adjustment	0%	-	30%	12%
Private equity fund investments(c)	1,798	Net asset value	Net asset value(e)
Long-term debt, other borrowed funds, and deposits(d)	12,880	Option pricing	Interest rate correlation	(75)%	-	95%
			Foreign exchange correlation	0%	-	75%
			Equity correlation	(55)%	-	85%
	1,185	Discounted cash flows	Credit correlation	40%	-	86%

(a)	The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated Balance Sheets.

(b)
The unobservable inputs and associated input ranges for approximately $1.0 billion of credit derivative receivables and $910 million of credit derivative payables with underlying mortgage risk have been included in the inputs and ranges provided for commercial mortgage-backed securities and loans.

(c)	As of June 30, 2013, $731 million of private equity fund exposure was carried at a discount to net asset value per share.

(d)
Long-term debt, other borrowed funds and deposits include structured notes issued by the Firm that are predominantly financial instruments containing embedded derivatives. The estimation of the fair value of structured notes is predominantly based on the derivative features embedded within the instruments. The significant unobservable inputs are broadly consistent with those presented for derivative receivables.

(e)	The range has not been disclosed due to the wide range of possible values given the diverse nature of the underlying investments.

Changes in and ranges of unobservable inputs
For a discussion of the impact on fair value of changes in unobservable inputs and the relationships between unobservable inputs as well as a description of attributes of the underlying instruments and external market factors that affect the range of inputs used in the valuation of the Firm’s positions see Note 3 on pages 196–214 of JPMorgan Chase’s 2012 Annual Report.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated Balance Sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and six months ended June 30, 2013 and 2012. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2013 (in millions)	Fair value at April 1, 2013	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at June 30, 2013	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2013
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$819	$106		$2	$—		$(26)	$—	$901	$114
Residential – nonagency	633	203		135	(336)		(20)	—	615	135
Commercial – nonagency	1,151	(39)		302	(113)		(30)	—	1,271	(49)
Total mortgage-backed securities	2,603	270		439	(449)		(76)	—	2,787	200
Obligations of U.S. states and municipalities	1,432	(23)		52	(37)		(203)	—	1,221	(22)
Non-U.S. government debt securities	85	9		333	(397)		(4)	110	136	11
Corporate debt securities	4,852	(41)		2,251	(955)		(822)	450	5,735	28
Loans	10,032	41		3,782	(2,265)		(688)	38	10,940	21
Asset-backed securities	1,579	95		444	(557)		(12)	(121)	1,428	56
Total debt instruments	20,583	351		7,301	(4,660)		(1,805)	477	22,247	294
Equity securities	1,172	(10)		111	(57)		(56)	(121)	1,039	(8)
Physical commodities	—	—		—	—		—	16	16	—
Other	948	43		54	(18)		(52)	130	1,105	38
Total trading assets – debt and equity instruments	22,703	384	(c)	7,466	(4,735)		(1,913)	502	24,407	324	(c)
Net derivative receivables:(a)
Interest rate	2,791	125		46	(63)		(989)	191	2,101	156
Credit	1,317	(335)		3	(1)		(76)	13	921	(360)
Foreign exchange	(1,516)	161		8	—		137	(8)	(1,218)	71
Equity	(1,000)	(350)		1,024	(1,100)		(588)	(277)	(2,291)	654
Commodity	182	295		—	—		(412)	6	71	63
Total net derivative receivables	1,774	(104)	(c)	1,081	(1,164)		(1,928)	(75)	(416)	584	(c)
Available-for-sale securities:
Asset-backed securities	1,130	—		—	—		(5)	—	1,125	—
Other	837	—		7	—		(20)	—	824	—
Total available-for-sale securities	1,967	—	(d)	7	—		(25)	—	1,949	—	(d)
Loans	2,064	6	(c)	103	(7)		(323)	—	1,843	9	(c)
Mortgage servicing rights	7,949	1,038	(e)	655	(19)		(288)	—	9,335	1,038	(e)
Other assets:
Private equity investments	6,831	434	(c)	122	(7)		(275)	—	7,105	206	(c)
All other	3,985	1	(f)	83	(292)		(97)	—	3,680	(11)	(f)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2013 (in millions)	Fair value at April 1, 2013	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at June 30, 2013	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2013
				Purchases(g)	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$2,015	$(110)	(c)	$—	$—	$316	$(44)	$13	$2,190	$(110)	(c)
Other borrowed funds	2,137	(243)	(c)	—	—	2,389	(1,695)	85	2,673	33	(c)
Trading liabilities – debt and equity instruments	251	(60)	(c)	(374)	454	—	(21)	(146)	104	(48)	(c)
Accounts payable and other liabilities	33	—		—	—	—	(1)	—	32	—
Beneficial interests issued by consolidated VIEs	818	59	(c)	—	—	30	(44)	—	863	54	(c)
Long-term debt	9,084	(430)	(c)	—	—	1,878	(1,246)	(84)	9,202	(292)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2012 (in millions)	Fair value at April 1, 2012	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at June 30, 2012	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2012
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$79	$(9)		$—	$—		$—	$—	$70	$(4)
Residential – nonagency	699	19		87	(95)		(39)	—	671	3
Commercial – nonagency	1,451	30		18	(89)		(44)	(9)	1,357	21
Total mortgage-backed securities	2,229	40		105	(184)		(83)	(9)	2,098	20
Obligations of U.S. states and municipalities	1,747	6		9	(303)		—	—	1,459	—
Non-U.S. government debt securities	81	(5)		138	(129)		(15)	—	70	—
Corporate debt securities	5,463	(53)		1,620	(1,436)		(238)	(122)	5,234	92
Loans	11,144	139		1,312	(619)		(985)	(76)	10,915	36
Asset-backed securities	7,434	(218)		454	(673)		(187)	(1)	6,809	(235)
Total debt instruments	28,098	(91)		3,638	(3,344)		(1,508)	(208)	26,585	(87)
Equity securities	1,248	(70)		90	(30)		—	(2)	1,236	(32)
Other	993	1		15	(4)		(50)	—	955	1
Total trading assets – debt and equity instruments	30,339	(160)	(c)	3,743	(3,378)		(1,558)	(210)	28,776	(118)	(c)
Net derivative receivables:(a)
Interest rate	3,238	2,027		191	(30)		(1,711)	(23)	3,692	845
Credit	4,808	168		26	(25)		(530)	1	4,448	249
Foreign exchange	(1,060)	(632)		26	(20)		201	(3)	(1,488)	(594)
Equity	(2,829)	885		520	(695)		108	28	(1,983)	479
Commodity	(600)	(86)		(14)	71		622	24	17	(31)
Total net derivative receivables	3,557	2,362	(c)	749	(699)		(1,310)	27	4,686	948	(c)
Available-for-sale securities:
Asset-backed securities	25,448	(339)		1,849	(649)		(617)	—	25,692	(354)
Other	469	24		233	(93)		(11)	—	622	2
Total available-for-sale securities	25,917	(315)	(d)	2,082	(742)		(628)	—	26,314	(352)	(d)
Loans	1,766	546	(c)	580	—		(372)	—	2,520	536	(c)
Mortgage servicing rights	8,039	(1,119)	(e)	526	—		(328)	—	7,118	(1,119)	(e)
Other assets:
Private equity investments	6,739	35	(c)	348	(6)		(368)	(46)	6,702	305	(c)
All other	4,397	(59)	(f)	276	(73)		(93)	—	4,448	(52)	(f)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2012 (in millions)	Fair value at April 1, 2012	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at June 30, 2012	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2012
				Purchases(g)	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$1,651	$35	(c)	$—	$—	$357	$(96)	$(71)	$1,876	$34	(c)
Other borrowed funds	1,233	(205)	(c)	—	—	425	(333)	(13)	1,107	(161)	(c)
Trading liabilities – debt and equity instruments	273	(2)	(c)	(695)	806	—	(17)	(5)	360	(3)	(c)
Accounts payable and other liabilities	46	—		—	—	—	(4)	—	42	—
Beneficial interests issued by consolidated VIEs	841	2	(c)	—	—	18	(116)	—	745	3	(c)
Long-term debt	9,553	(191)	(c)	—	—	750	(779)	(477)	8,856	(133)	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2013 (in millions)	Fair value at January 1, 2013	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at June 30, 2013	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2013
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$498	$140		$393	$(79)		$(51)	$—	$901	$153
Residential – nonagency	663	312		434	(740)		(49)	(5)	615	177
Commercial – nonagency	1,207	(125)		439	(178)		(72)	—	1,271	(142)
Total mortgage-backed securities	2,368	327		1,266	(997)		(172)	(5)	2,787	188
Obligations of U.S. states and municipalities	1,436	18		53	(83)		(203)	—	1,221	17
Non-U.S. government debt securities	67	11		634	(682)		(4)	110	136	11
Corporate debt securities	5,308	(124)		5,178	(3,518)		(1,447)	338	5,735	30
Loans	10,787	(131)		5,408	(3,750)		(1,391)	17	10,940	(229)
Asset-backed securities	3,696	159		1,040	(1,534)		(147)	(1,786)	1,428	74
Total debt instruments	23,662	260		13,579	(10,564)		(3,364)	(1,326)	22,247	91
Equity securities	1,114	(9)		204	(148)		(65)	(57)	1,039	(28)
Physical commodities	—	—		—	—		—	16	16	—
Other	863	87		126	(20)		(81)	130	1,105	139
Total trading assets – debt and equity instruments	25,639	338	(c)	13,909	(10,732)		(3,510)	(1,237)	24,407	202	(c)
Net derivative receivables(a):
Interest rate	3,322	431		115	(125)		(1,847)	205	2,101	45
Credit	1,873	(824)		50	(1)		(189)	12	921	(836)
Foreign exchange	(1,750)	45		(7)	(3)		513	(16)	(1,218)	(5)
Equity	(1,806)	513		1,221	(1,306)		(810)	(103)	(2,291)	604
Commodity	254	653		11	(3)		(854)	10	71	240
Total net derivative receivables	1,893	818	(c)	1,390	(1,438)		(3,187)	108	(416)	48	(c)
Available-for-sale securities:
Asset-backed securities	28,024	5		400	—		(44)	(27,260)	1,125	5
Other	892	(9)		7	(13)		(53)	—	824	3
Total available-for-sale securities	28,916	(4)	(d)	407	(13)		(97)	(27,260)	1,949	8	(d)
Loans	2,282	(29)	(c)	328	(56)		(682)	—	1,843	(43)	(c)
Mortgage servicing rights	7,614	1,347	(e)	1,339	(418)		(547)	—	9,335	1,347	(e)
Other assets:
Private equity investments	7,181	165	(c)	203	(103)		(341)	—	7,105	(188)	(c)
All other	4,258	(25)	(f)	135	(295)		(393)	—	3,680	(41)	(f)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2013 (in millions)	Fair value at January 1, 2013	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at June 30, 2013	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2013
				Purchases(g)	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$1,983	$(105)	(c)	$—	$—	$612	$(157)	$(143)	$2,190	$(97)	(c)
Other borrowed funds	1,619	(269)	(c)	—	—	4,151	(2,919)	91	2,673	74	(c)
Trading liabilities – debt and equity instruments	205	(68)	(c)	(1,859)	2,006	—	(34)	(146)	104	(78)	(c)
Accounts payable and other liabilities	36	1	(f)	—	—	—	(5)	—	32	1	(f)
Beneficial interests issued by consolidated VIEs	925	25	(c)	—	—	51	(138)	—	863	26	(c)
Long-term debt	8,476	(905)	(c)	—	—	3,733	(1,603)	(499)	9,202	(321)	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2012 (in millions)	Fair value at January 1, 2012	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at June 30, 2012	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2012
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$86	$(21)		$5	$—		$—	$—	$70	$(8)
Residential – nonagency	796	51		179	(258)		(75)	(22)	671	27
Commercial – nonagency	1,758	(47)		130	(329)		(55)	(100)	1,357	(55)
Total mortgage-backed securities	2,640	(17)		314	(587)		(130)	(122)	2,098	(36)
Obligations of U.S. states and municipalities	1,619	(1)		329	(484)		(4)	—	1,459	—
Non-U.S. government debt securities	104	3		343	(360)		(20)	—	70	4
Corporate debt securities	6,373	205		3,936	(2,705)		(2,205)	(370)	5,234	187
Loans	12,209	295		2,213	(1,292)		(1,930)	(580)	10,915	189
Asset-backed securities	7,965	12		1,278	(1,934)		(513)	1	6,809	(52)
Total debt instruments	30,910	497		8,413	(7,362)		(4,802)	(1,071)	26,585	292
Equity securities	1,177	(77)		112	(57)		(13)	94	1,236	(54)
Other	880	154		50	(48)		(81)	—	955	158
Total trading assets – debt and equity instruments	32,967	574	(c)	8,575	(7,467)		(4,896)	(977)	28,776	396	(c)
Net derivative receivables(a):
Interest rate	3,561	3,355		300	(98)		(3,055)	(371)	3,692	828
Credit	7,732	(2,186)		104	(43)		(1,160)	1	4,448	(1,880)
Foreign exchange	(1,263)	(505)		45	(178)		419	(6)	(1,488)	(505)
Equity	(3,105)	165		853	(1,078)		99	1,083	(1,983)	(405)
Commodity	(687)	(80)		39	65		645	35	17	(124)
Total net derivative receivables	6,238	749	(c)	1,341	(1,332)		(3,052)	742	4,686	(2,086)	(c)
Available-for-sale securities:
Asset-backed securities	24,958	(336)		3,170	(1,147)		(1,069)	116	25,692	(355)
Other	528	32		261	(113)		(86)	—	622	7
Total available-for-sale securities	25,486	(304)	(d)	3,431	(1,260)		(1,155)	116	26,314	(348)	(d)
Loans	1,647	576	(c)	707	—		(491)	81	2,520	563	(c)
Mortgage servicing rights	7,223	(523)	(e)	1,099	—		(681)	—	7,118	(523)	(e)
Other assets:
Private equity investments	6,751	287	(c)	459	(242)		(507)	(46)	6,702	436	(c)
All other	4,374	(223)	(f)	632	(92)		(243)	—	4,448	(218)	(f)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2012 (in millions)	Fair value at January 1, 2012	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at June 30, 2012	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2012
				Purchases(g)	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$1,418	$166	(c)	$—	$—	$708	$(232)	$(184)	$1,876	$155	(c)
Other borrowed funds	1,507	(9)	(c)	—	—	809	(1,178)	(22)	1,107	(38)	(c)
Trading liabilities – debt and equity instruments	211	(17)	(c)	(1,400)	1,599	—	(28)	(5)	360	(3)	(c)
Accounts payable and other liabilities	51	—		—	—	—	(9)	—	42	—
Beneficial interests issued by consolidated VIEs	791	47	(c)	—	—	54	(147)	—	745	12	(c)
Long-term debt	10,310	(52)	(c)	—	—	1,874	(2,166)	(1,110)	8,856	20	(c)

(a)	All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.

(b)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 16% and 18% at June 30, 2013, and December 31, 2012, respectively.

(c)
Predominantly reported in principal transactions revenue, except for changes in fair value for Consumer & Community Banking (“CCB”) mortgage loans and lending-related commitments originated with the intent to sell, which are reported in mortgage fees and related income.

(d)
Realized gains/(losses) on available-for-sale (“AFS”) securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains/(losses) are reported in OCI. Realized gains/(losses) and foreign exchange remeasurement adjustments recorded in income on AFS securities were $3 million and $(260) million for the three months ended June 30, 2013 and 2012, and $(15) million and $(164) million for the six months ended June 30, 2013 and 2012, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $(3) million and $(55) million for the three months ended June 30, 2013 and 2012, and $11 million and $(140) million for the six months ended June 30, 2013 and 2012, respectively.

(e)	Changes in fair value for CCB mortgage servicing rights are reported in mortgage fees and related income.

(f)	Predominantly reported in other income.

(g)	Loan originations are included in purchases.

(h)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur.

Level 3 analysis
Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 2.8% of total Firm assets at June 30, 2013. The following describes significant changes to level 3 assets since December 31, 2012, for those items measured at fair value on a recurring basis. For further information on changes impacting items measured at fair value on a nonrecurring basis, see Assets and liabilities measured at fair value on a nonrecurring basis on page 125 of this Form 10-Q.
Three months ended June 30, 2013
Level 3 assets were $65.7 billion at June 30, 2013, reflecting a decrease of $728 million from March 31, 2013, due to the following:

•
$3.5 billion decrease in derivative receivables largely driven by a $1.1 billion decrease in interest rate derivatives due to the increase in interest rates and a $1.0 billion decrease in equity derivatives due to settlements;

•	$1.7 billion increase in trading assets - debt and equity instruments, largely driven by net purchases of trading loans and corporate debt securities;

•	$1.4 billion increase in MSRs. For further discussion of the change, refer to Note 16 on pages 184–187 of this Form 10-Q.
Six months ended June 30, 2013
Level 3 assets decreased by $32.4 billion in the first six months of 2013, due to the following:

•
$26.9 billion decrease in asset-backed AFS securities and a $2.3 billion decrease in asset-backed trading securities largely driven by transfers of highly rated CLOs from level 3 into level 2 during the first quarter of 2013, based on increased liquidity and price transparency;

•
$4.8 billion decrease in derivative receivables largely driven by a $2.1 billion decrease from the impact of tightening reference entity credit spreads and risk reductions in credit derivatives, a $1.5 billion decrease in interest rate derivatives due to the increase in interest rates, and $1.0 billion decrease in foreign exchange derivatives due to market movements;

•	$1.7 billion increase in MSRs. For further discussion of the change, refer to Note 16 on pages 184–187 of this Form 10-Q.

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. For further information on these instruments, see Changes in level 3 recurring fair value measurements rollforward tables on pages 120–123 of this Form 10-Q.
Three months ended June 30, 2013

•	$1.0 billion of gains on MSRs. For further discussion of the change, refer to Note 16 on pages 184–187 of this Form 10-Q.
Three months ended June 30, 2012

•	$2.4 billion of net gains on derivatives, largely related to gains in interest rate lock commitments due to increased volumes and declining interest rates; and

•	$1.1 billion of losses on MSRs. For further discussion of the change, refer to Note 16 on pages 184–187 of this Form 10-Q.
Six months ended June 30, 2013

•	$1.3 billion of gains on MSRs. For further discussion of the change, refer to Note 16 on pages 184–187 of this Form 10-Q.

•	$905 million of gains on long-term debt, due to market movements.
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

Credit adjustments
When determining the fair value of an instrument, it may be necessary to record adjustments to the Firm’s estimates of fair value in order to reflect the counterparty credit quality and Firm’s own creditworthiness:

•
Credit valuation adjustments (“CVA”) are taken to reflect the credit quality of a counterparty in the valuation of derivatives. CVA adjustments are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty. As few classes of derivative contracts are listed on an exchange, derivative positions are predominantly valued using models that use as their basis observable market parameters. An adjustment therefore may be necessary to reflect the credit quality of each derivative counterparty to arrive at fair value.
The Firm estimates derivatives CVA using a scenario analysis to estimate the expected credit exposure across all of the Firm’s positions with each counterparty, and then estimates losses as a result of a counterparty credit event. The key inputs to this methodology are (i) the expected positive exposure to each counterparty based on a simulation that assumes the current population of existing derivatives with each counterparty remains unchanged and considers contractual factors designed to mitigate the Firm’s credit exposure, such as collateral and legal rights of offset, (ii) the probability of a default event occurring for each counterparty, as derived from observed or estimated credit default swap (“CDS”) spreads, and (iii) estimated recovery rates implied by CDS, adjusted to consider the differences in recovery rates as a derivative creditor relative to those reflected in CDS spreads, which generally reflect senior unsecured creditor risk.

•
Debit valuation adjustments (“DVA”) are taken to reflect the credit quality of the Firm in the valuation of liabilities measured at fair value. The DVA calculation methodology is generally consistent with the CVA methodology described above and incorporates JPMorgan Chase’s credit spread as observed through the CDS market to estimate the probability of default and loss given default as a result of a systemic event affecting the Firm. Structured notes DVA is estimated using the current fair value of the structured note as the exposure amount, and is otherwise consistent with the derivative DVA methodology.

The following table provides the credit adjustments, excluding the effect of any hedging activity, reflected within the Consolidated Balance Sheets as of the dates indicated.

(in millions)	Jun 30, 2013	Dec 31, 2012
Derivative receivables balance (net of derivatives CVA)	$73,751	$74,983
Derivatives CVA(a)	(3,357)	(4,238)
Derivative payables balance (net of derivatives DVA)	64,385	70,656
Derivatives DVA	(929)	(830)
Structured notes balance (net of structured notes DVA)(b)(c)(d)	47,630	48,112
Structured notes DVA	(2,094)	(1,712)

(a)	Derivatives CVA, gross of hedges, includes results managed by the credit portfolio and other lines of business within the Corporate & Investment Bank (“CIB”).

(b)
Structured notes are predominantly financial instruments containing embedded derivatives. At June 30, 2013, and December 31, 2012, included within the balances above are $871 million and $1.1 billion, respectively, of plain vanilla financial instruments with fixed or floating rate coupons that are not indexed to an underlying that have been elected under the fair value option. For further information on fair value option see Note 4 on pages of 214–216 of JPMorgan Chase’s 2012 Annual Report.

(c)	Structured notes are recorded within long-term debt, other borrowed funds or deposits on the Consolidated Balance Sheets, depending upon their tenor and legal form.

(d)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 128–130 of this Form 10-Q.

The following table provides the impact of credit adjustments on earnings in the respective periods, excluding the effect of any hedging activity.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Credit adjustments:
Derivative CVA(a)	$549	$(410)	$881	$1,051
Derivative DVA	104	340	99	(99)
Structured note DVA(b)	251	415	382	(53)

(a)	Derivatives CVA, gross of hedges, includes results managed by the credit portfolio and other lines of business within the CIB.

(b)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 128–130 of this Form 10-Q.
Assets and liabilities measured at fair value on a nonrecurring basis
At June 30, 2013, assets measured at fair value on a nonrecurring basis were $1.6 billion and predominantly consisted of loans that had fair value adjustments in the first six months of 2013. At December 31, 2012, assets measured at fair value on a nonrecurring basis were $5.1 billion, comprised predominantly of loans that had fair value adjustments in the twelve months of 2012. At June 30, 2013, $95 million and $1.5 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. At December 31, 2012, $667 million and $4.4 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. Liabilities measured at fair value on a nonrecurring basis were not significant at June 30, 2013, and December 31, 2012. For the three and six months ended June 30, 2013 and 2012, there were no significant transfers between levels 1, 2, and 3.
Of the $1.6 billion of assets measured at fair value on a nonrecurring basis, $1.2 billion related to residential real estate loans measured at the net realizable value of the underlying collateral (i.e., collateral-dependent loans and other loans charged off in accordance with regulatory guidance). These amounts are classified as level 3, as they are valued using a broker’s price opinion and discounted based upon the Firm’s experience with actual liquidation values. These discounts to the broker price opinions ranged from 18% to 59%, with a weighted average of 29%.
The total change in the recorded value of assets and liabilities for which a fair value adjustment has been included in the Consolidated Statements of Income for the three months ended June 30, 2013 and 2012, related to financial instruments held at those dates, was a reduction of $293 million and $514 million, respectively; and for the six months ended June 30, 2013 and 2012, were losses of $521 million and $881 million, these reductions in recorded value were predominantly associated with loans.
For information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), see Note 14 on pages 250–275 of JPMorgan Chase’s 2012 Annual Report.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated Balance Sheets at fair value
The following table presents the carrying values and estimated fair values at June 30, 2013, and December 31, 2012, of financial assets and liabilities, excluding financial instruments which are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 on pages 196–214 of JPMorgan Chase’s 2012 Annual Report.

	June 30, 2013					December 31, 2012
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$29.2	$29.2	$—	$—	$29.2	$53.7	$53.7	$—	$—	$53.7
Deposits with banks	311.3	303.9	7.4	—	311.3	121.8	114.1	7.7	—	121.8
Accrued interest and accounts receivable	81.6	—	81.3	0.3	81.6	60.9	—	60.3	0.6	60.9
Federal funds sold and securities purchased under resale agreements	227.2	—	227.2	—	227.2	272.0	—	272.0	—	272.0
Securities borrowed	111.9	—	111.9	—	111.9	108.8	—	108.8	—	108.8
Loans, net of allowance for loan losses(a)	704.3	—	19.5	686.8	706.3	709.3	—	26.4	685.4	711.8
Other	57.2	—	53.1	4.7	57.8	49.7	—	42.7	7.4	50.1
Financial liabilities
Deposits	$1,197.1	$—	$1,196.2	$1.2	$1,197.4	$1,187.9	$—	$1,187.2	$1.2	$1,188.4
Federal funds purchased and securities loaned or sold under repurchase agreements	254.3	—	254.3	—	254.3	235.7	—	235.7	—	235.7
Commercial paper	56.6	—	56.6	—	56.6	55.4	—	55.4	—	55.4
Other borrowed funds	17.8	—	17.8	—	17.8	15.0	—	15.0	—	15.0
Accounts payable and other liabilities	178.0	—	176.4	1.7	178.1	156.5	—	153.8	2.5	156.3
Beneficial interests issued by consolidated VIEs	54.0	—	49.9	4.0	53.9	62.0	—	57.7	4.4	62.1
Long-term debt and junior subordinated deferrable interest debentures	237.0	—	238.2	5.5	243.7	218.2	—	220.0	5.4	225.4

(a)
Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based on the value of the underlying collateral. The difference between the estimated fair value and carrying value of a financial asset or liability is the result of the different methodologies used to determine fair value as compared with carrying value. For example, credit losses are estimated for a financial asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in the allowance for loan loss calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in the allowance for loan losses. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see pages 196–214 of JPMorgan Chase’s 2012 Annual Report and pages 114–127 of this Note.

The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded. The carrying value and estimated fair value of the Firm’s wholesale lending-related commitments were as follows for the periods indicated.

	June 30, 2013					December 31, 2012
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$0.7	$—	$—	$1.4	$1.4	$0.7	$—	$—	$1.9	$1.9

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
Trading assets and liabilities – average balances
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Trading assets – debt and equity instruments(a)	$357,285	$346,708	$363,952	$351,021
Trading assets – derivative receivables	75,310	89,345	75,115	89,896
Trading liabilities – debt and equity instruments(a)(b)	75,671	69,763	73,103	69,374
Trading liabilities – derivative payables	66,246	78,704	67,458	77,387

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
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended June 30,
	2013				2012
(in millions)	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$(287)	$—		$(287)	$221	$—		$221
Securities borrowed	(8)	—		(8)	—	—		—
Trading assets:
Debt and equity instruments, excluding loans	(14)	4	(c)	(10)	(26)	—		(26)
Loans reported as trading assets:
Changes in instrument-specific credit risk	211	26	(c)	237	333	11	(c)	344
Other changes in fair value	(94)	253	(c)	159	78	1,782	(c)	1,860
Loans:
Changes in instrument-specific credit risk	(1)	—		(1)	(14)	—		(14)
Other changes in fair value	21	—		21	550	—		550
Other assets	22	(20)	(d)	2	—	(69)	(d)	(69)
Deposits(a)	219	—		219	(1)	—		(1)
Federal funds purchased and securities loaned or sold under repurchase agreements	41	—		41	(29)	—		(29)
Other borrowed funds(a)	734	—		734	1,322	—		1,322
Trading liabilities	(14)	—		(14)	3	—		3
Beneficial interests issued by consolidated VIEs	(69)	—		(69)	(24)	—		(24)
Other liabilities	—	—		—	—	—		—
Long-term debt:
Changes in instrument-specific credit risk(a)	159	—		159	(85)	—		(85)
Other changes in fair value(b)	1,000	—		1,000	313	—		313

	Six months ended June 30,
	2013				2012
(in millions)	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$(358)	$—		$(358)	$173	$—		$173
Securities borrowed	18	—		18	14	—		14
Trading assets:
Debt and equity instruments, excluding loans	242	7	(c)	249	338	3	(c)	341
Loans reported as trading assets:
Changes in instrument-specific credit risk	539	38	(c)	577	809	29	(c)	838
Other changes in fair value	(78)	1,205	(c)	1,127	(174)	3,359	(c)	3,185
Loans:
Changes in instrument-specific credit risk	(6)	—		(6)	(14)	—		(14)
Other changes in fair value	21	—		21	575	—		575
Other assets	21	(89)	(d)	(68)	—	(263)	(d)	(263)
Deposits(a)	297	—		297	(161)	—		(161)
Federal funds purchased and securities loaned or sold under repurchase agreements	45	—		45	(27)	—		(27)
Other borrowed funds(a)	380	—		380	847	—		847
Trading liabilities	(32)	—		(32)	12	—		12
Beneficial interests issued by consolidated VIEs	(97)	—		(97)	(30)	—		(30)
Other liabilities	—	(1)	(d)	(1)	—	—		—
Long-term debt:
Changes in instrument-specific credit risk(a)	192	—		192	(504)	—		(504)
Other changes in fair value(b)	969	—		969	(392)	—		(392)

(a)
Total changes in instrument-specific credit risk related to structured notes were $251 million and $415 million for the three months ended June 30, 2013 and 2012, and $382 million and $(53) million for the six months ended June 30, 2013 and 2012, respectively. These totals include adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

(b)
Structured notes are predominantly financial instruments containing embedded derivatives. Where present, the embedded derivative is the primary driver of risk. Although the risk associated with the structured notes is actively managed, the gains/(losses) reported in this table do not include the income statement impact of the risk management instruments used to manage such risk.

(c)	Reported in mortgage fees and related income.

(d)	Reported in other income.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2013, and December 31, 2012, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	June 30, 2013				December 31, 2012
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$5,293		$1,407	$(3,886)	$4,217		$960	$(3,257)
Loans	163		88	(75)	116		64	(52)
Subtotal	5,456		1,495	(3,961)	4,333		1,024	(3,309)
All other performing loans
Loans reported as trading assets	40,924		37,219	(3,705)	44,084		40,581	(3,503)
Loans	1,579		1,486	(93)	2,211		2,099	(112)
Total loans	$47,959		$40,200	$(7,759)	$50,628		$43,704	$(6,924)
Long-term debt
Principal-protected debt	$16,516	(c)	$16,127	$(389)	$16,541	(c)	$16,391	$(150)
Nonprincipal-protected debt(b)	NA		13,093	NA	NA		14,397	NA
Total long-term debt	NA		$29,220	NA	NA		$30,788	NA
Long-term beneficial interests
Nonprincipal-protected debt(b)	NA		$1,043	NA	NA		$1,170	NA
Total long-term beneficial interests	NA		$1,043	NA	NA		$1,170	NA

(a)	There were no performing loans which were ninety days or more past due as of June 30, 2013, and December 31, 2012.

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
At June 30, 2013, and December 31, 2012, the contractual amount of letters of credit for which the fair value option was elected was $4.6 billion and $4.5 billion, respectively, with a corresponding fair value of $(108) million and $(75) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 29 on pages 308–315 of JPMorgan Chase’s 2012 Annual Report, and Note 21 on pages 193–197 of this Form 10-Q.
Structured note products by balance sheet classification and risk component
The table below presents the fair value of the structured notes issued by the Firm, by balance sheet classification and the primary risk to which the structured notes’ embedded derivative relates.

	June 30, 2013				December 31, 2012
(in millions)	Long-term debt	Other borrowed funds	Deposits	Total	Long-term debt	Other borrowed funds	Deposits	Total
Risk exposure
Interest rate	$8,948	$397	$1,000	$10,345	$8,669	$1,143	$559	$10,371
Credit	5,006	123	—	5,129	6,166	—	—	6,166
Foreign exchange	2,675	206	27	2,908	2,819	—	29	2,848
Equity	11,173	11,289	3,293	25,755	11,580	9,809	2,972	24,361
Commodity	1,269	315	1,038	2,622	1,379	332	1,555	3,266
Total structured notes	$29,071	$12,330	$5,358	$46,759	$30,613	$11,284	$5,115	$47,012

Note 5 – Derivative instruments
JPMorgan Chase makes markets in derivatives for customers and also uses derivatives to hedge or manage its own risk exposures. For a further discussion of the Firm’s use of and accounting policies regarding derivative instruments, see Note 6 on pages 218–227 of JPMorgan Chase’s 2012 Annual Report.
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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
◦ Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate/PE	137-138
◦ Interest rate	Hedge floating rate assets and liabilities	Cash flow hedge	Corporate/PE	139
◦ Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate/PE	137-138
◦ Foreign exchange	Hedge forecasted revenue and expense	Cash flow hedge	Corporate/PE	139
◦ Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. subsidiaries	Net investment hedge	Corporate/PE	140
◦ Commodity	Hedge commodity inventory	Fair value hedge	CIB	137-138
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
◦ Interest rate	Manage the risk of the mortgage pipeline, warehouse loans and MSRs	Specified risk management	CCB	140
◦ Credit	Manage the credit risk of wholesale lending exposures	Specified risk management	CIB	140
◦ Credit(a)	Manage the credit risk of certain AFS securities	Specified risk management	Corporate/PE	140
◦ Commodity	Manage the risk of certain commodities-related contracts and investments	Specified risk management	CIB	140
◦ Interest rate and foreign exchange	Manage the risk of certain other specified assets and liabilities	Specified risk management	Corporate/PE	140
Market-making derivatives and other activities:
◦ Various	Market-making and related risk management	Market-making and other	CIB	140
◦ Various(b)	Other derivatives, including the synthetic credit portfolio	Market-making and other	CIB, Corporate/PE	140

(a)	Includes a limited number of single-name credit derivatives used to mitigate the credit risk arising from specified AFS securities.

(b)
The synthetic credit portfolio is a portfolio of index credit derivatives, including short and long positions, that was held by CIO. On July 2, 2012, CIO transferred the synthetic credit portfolio, other than a portion that aggregated to a notional amount of approximately $12 billion, to CIB. The positions making up the portion of the synthetic credit portfolio retained by CIO on July 2, 2012, were effectively closed out during the third quarter of 2012. The results of the synthetic credit portfolio, including the portion transferred to CIB, have been included in the gains and losses on derivatives related to market-making activities and other derivatives category on page 140 of this Note.

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of June 30, 2013, and December 31, 2012.

	Notional amounts(c)
(in billions)	June 30, 2013	December 31, 2012
Interest rate contracts
Swaps(a)	$34,836	$33,129
Futures and forwards	12,888	11,824
Written options	4,081	3,866
Purchased options	4,195	3,911
Total interest rate contracts	56,000	52,730
Credit derivatives(b)	6,291	5,981
Foreign exchange contracts
Cross-currency swaps(a)	3,390	3,409
Spot, futures and forwards	4,277	4,033
Written options	791	651
Purchased options	781	661
Total foreign exchange contracts	9,239	8,754
Equity contracts
Swaps	184	163
Futures and forwards	60	49
Written options	487	442
Purchased options	433	403
Total equity contracts	1,164	1,057
Commodity contracts
Swaps(a)	275	312
Spot, futures and forwards	109	190
Written options(a)	232	262
Purchased options	234	260
Total commodity contracts	850	1,024
Total derivative notional amounts	$73,544	$69,546

(a)	The prior period amounts have been revised. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

(b)	Primarily consists of credit default swaps. For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on pages 141–142 of this Note.

(c)	Represents the sum of gross long and gross short third-party notional derivative contracts.

While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated Balance Sheets as of June 30, 2013, and December 31, 2012, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
June 30, 2013 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(c)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(c)
Trading assets and liabilities
Interest rate	$967,026	$4,186	$971,212	$31,697	$933,868	$4,317	$938,185	$18,416
Credit	93,661	—	93,661	2,364	91,643	—	91,643	2,611
Foreign exchange	174,697	2,560	177,257	14,317	192,625	435	193,060	16,710
Equity	52,059	—	52,059	13,569	53,404	—	53,404	14,728
Commodity	52,741	2,382	55,123	11,804	55,807	20	55,827	11,920
Total fair value of trading assets and liabilities	$1,340,184	$9,128	$1,349,312	$73,751	$1,327,347	$4,772	$1,332,119	$64,385

	Gross derivative receivables				Gross derivative payables
December 31, 2012 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(c)	Not designated as hedges		Total derivative payables	Net derivative payables(c)
Trading assets and liabilities
Interest rate(b)	$1,296,503	$6,064	$1,302,567	$39,205	$1,257,599	$3,120	$1,260,719	$24,906
Credit	100,310	—	100,310	1,735	100,027	—	100,027	2,504
Foreign exchange(b)	173,363	1,577	174,940	14,142	186,404	2,133	188,537	18,601
Equity(b)	42,662	—	42,662	9,266	44,534	—	44,534	11,819
Commodity(b)	43,216	586	43,802	10,635	46,998	644	47,642	12,826
Total fair value of trading assets and liabilities	$1,656,054	$8,227	$1,664,281	$74,983	$1,635,562	$5,897	$1,641,459	$70,656

(a)	Balances exclude structured notes for which the fair value option has been elected. See Note 4 on pages 128–130 of this Form 10-Q for further information.

(b)	The prior period amounts have been revised. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

(c)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

The following table presents, as of June 30, 2013, and December 31, 2012, the gross and net derivative receivables for which netting is permissible under U.S. GAAP by contract and settlement type. Derivative receivables have been netted with respect to those receivables as to which the netting requirements have been met, including obtaining a legal opinion with respect to the enforceability of the netting (“U.S. GAAP nettable derivative receivables”); where such a legal opinion has either not been sought or obtained, the receivables are not netted, and are shown separately in the table below (“Derivative receivables not nettable under U.S. GAAP”).

	June 30, 2013				December 31, 2012
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over–the–counter (“OTC”)(a)	$592,762	$(568,551)		$24,211	$794,517	$(771,684)		$22,833
OTC–cleared	370,991	(370,964)		27	491,947	(491,678)		269
Exchange traded(b)	—	—		—	—	—		—
Total interest rate contracts	963,753	(939,515)		24,238	1,286,464	(1,263,362)		23,102
Credit contracts:
OTC	82,980	(81,113)		1,867	90,744	(90,104)		640
OTC–cleared	10,185	(10,184)		1	8,471	(8,471)		—
Total credit contracts	93,165	(91,297)		1,868	99,215	(98,575)		640
Foreign exchange contracts:
OTC(a)	171,703	(162,852)		8,851	168,740	(160,775)		7,965
OTC–cleared	88	(88)		—	23	(23)		—
Exchange traded(b)	—	—		—	—	—		—
Total foreign exchange contracts	171,791	(162,940)		8,851	168,763	(160,798)		7,965
Equity contracts:
OTC	31,838	(28,006)		3,832	26,008	(24,628)		1,380
OTC–cleared	—	—		—	—	—		—
Exchange traded(b)	18,483	(10,484)		7,999	12,841	(8,768)		4,073
Total equity contracts	50,321	(38,490)		11,831	38,849	(33,396)		5,453
Commodity contracts:
OTC(a)	27,765	(19,514)		8,251	26,881	(20,760)		6,121
OTC–cleared	—	—		—	—	—		—
Exchange traded(b)	25,381	(23,805)		1,576	15,108	(12,407)		2,701
Total commodity contracts	53,146	(43,319)		9,827	41,989	(33,167)		8,822
U.S. GAAP nettable derivative receivables	$1,332,176	$(1,275,561)	(c)	$56,615	$1,635,280	$(1,589,298)	(c)	$45,982
Derivative receivables not nettable under U.S. GAAP	17,136			17,136	29,001			29,001
Total derivative receivables recognized on the Consolidated Balance Sheets	$1,349,312			$73,751	$1,664,281			$74,983

(a)	The prior period amounts have been revised. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

(b)	Exchange traded derivative amounts that relate to futures contracts are settled daily.

(c)	Included cash collateral netted of $64.6 billion and $79.2 billion at June 30, 2013, and December 31, 2012, respectively.

The following table presents, as of June 30, 2013, and December 31, 2012, the gross and net derivative payables for which netting is permissible under U.S. GAAP by contract and settlement type. Derivative payables have been netted with respect to those payables as to which the netting requirements have been met, including obtaining a legal opinion with respect to the enforceability of the netting (“U.S. GAAP nettable derivative payables”); where such a legal opinion has either not been sought or obtained, the payables are not netted, and are shown separately in the table below (“Derivative payables not nettable under U.S. GAAP”).

	June 30, 2013				December 31, 2012
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC(a)	$576,955	$(560,519)		$16,436	$774,769	$(754,050)		$20,719
OTC–cleared	359,270	(359,250)		20	482,018	(481,763)		255
Exchange traded(b)	—	—		—	—	—		—
Total interest rate contracts	936,225	(919,769)		16,456	1,256,787	(1,235,813)		20,974
Credit contracts:
OTC	80,148	(78,490)		1,658	89,170	(88,151)		1,019
OTC–cleared	10,543	(10,542)		1	9,372	(9,372)		—
Total credit contracts	90,691	(89,032)		1,659	98,542	(97,523)		1,019
Foreign exchange contracts:
OTC(a)	188,344	(176,231)		12,113	181,166	(169,913)		11,253
OTC–cleared	125	(119)		6	29	(23)		6
Exchange traded(b)	—	—		—	—	—		—
Total foreign exchange contracts	188,469	(176,350)		12,119	181,195	(169,936)		11,259
Equity contracts:
OTC	33,123	(28,192)		4,931	28,320	(23,948)		4,372
OTC–cleared	—	—		—	—	—		—
Exchange traded(b)	17,392	(10,484)		6,908	12,000	(8,767)		3,233
Total equity contracts	50,515	(38,676)		11,839	40,320	(32,715)		7,605
Commodity contracts:
OTC(a)	28,616	(20,102)		8,514	28,761	(22,409)		6,352
OTC–cleared	—	—		—	—	—		—
Exchange traded(b)	25,341	(23,805)		1,536	14,488	(12,407)		2,081
Total commodity contracts	53,957	(43,907)		10,050	43,249	(34,816)		8,433
U.S. GAAP nettable derivative payables	$1,319,857	$(1,267,734)	(c)	$52,123	$1,620,093	$(1,570,803)	(c)	$49,290
Derivative payables not nettable under U.S. GAAP	12,262			12,262	21,366			21,366
Total derivative payables recognized on the Consolidated Balance Sheets	$1,332,119			$64,385	$1,641,459			$70,656

(a)	The prior period amounts have been revised. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

(b)	Exchange traded derivative balances that relate to futures contracts are settled daily.

(c)	Included cash collateral netted of $56.8 billion and $60.7 billion related to OTC and OTC-cleared derivatives at June 30, 2013, and December 31, 2012, respectively.

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

The following tables present information regarding certain non-cash financial instrument collateral received and transferred as of June 30, 2013, and December 31, 2012, that is not eligible for net presentation under U.S. GAAP. The collateral included in these tables relates only to the U.S. GAAP nettable derivative instruments and excludes additional collateral that exceeds the fair value exposure and excludes all collateral related to derivative instruments not nettable under U.S. GAAP.

Derivative receivable collateral
	June 30, 2013				December 31, 2012
(in millions)	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure
U.S. GAAP nettable derivative receivables	$56,615	$(9,833)	(a)	$46,782	$45,982	$(11,350)	(a)	$34,632

Derivative payable collateral(b)
	June 30, 2013				December 31, 2012
(in millions)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)
U.S. GAAP nettable derivative payables	$52,123	$(8,740)	(a)	$43,383	$49,290	$(20,109)	(a)	$29,181

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

(b)	Derivative payable collateral relates only to OTC and OTC-cleared derivative instruments. Amounts exclude collateral transferred related to exchange-traded derivative instruments.

(c)	Net amount represents exposure of counterparties to the Firm.
Liquidity risk and credit-related contingent features
For a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts, see Note 6 on pages 218–227 of JPMorgan Chase’s 2012 Annual Report.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at June 30, 2013, and December 31, 2012.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	June 30, 2013	December 31, 2012
Aggregate fair value of net derivative payables	$29,786	$40,844
Collateral posted	24,085	34,414

The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), at June 30, 2013, and December 31, 2012, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral, except in certain instances in which additional initial margin may be required upon a ratings downgrade, or termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	June 30, 2013		December 31, 2012
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$1,004	$3,395	$1,234	$4,090
Amount required to settle contracts with termination triggers upon downgrade(b)	727	1,110	857	1,270

(a)	Includes the additional collateral to be posted for initial margin. Prior period amounts have been revised to conform with the current presentation.

(b)	Amounts represent fair value of derivative payables, and do not reflect collateral posted.

Impact of derivatives on the Consolidated Statements of Income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses

The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three and six months ended June 30, 2013 and 2012, respectively. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income, primarily principal transactions revenue and net interest income.  For additional information regarding amounts recorded in principal transactions revenue, see Note 6 on pages 143–144 of this Form 10-Q.

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended June 30, 2013 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$(2,107)	$2,434	$327	$(60)	$387
Foreign exchange(b)	280	(368)	(88)	—	(88)
Commodity(c)	1,201	(1,087)	114	6	108
Total	$(626)	$979	$353	$(54)	$407

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended June 30, 2012 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$(55)	$249	$194	$7	$187
Foreign exchange(b)	4,436	(4,521)	(85)	—	(85)
Commodity(c)	1,396	(1,193)	203	26	177
Total	$5,777	$(5,465)	$312	$33	$279

	Gains/(losses) recorded in income			Income statement impact due to:
Six months ended June 30, 2013 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$(2,606)	$3,309	$703	$(100)	$803
Foreign exchange(b)	4,033	(4,120)	(87)	—	(87)
Commodity(c)	1,952	(1,812)	140	(12)	152
Total	$3,379	$(2,623)	$756	$(112)	$868

	Gains/(losses) recorded in income			Income statement impact due to:
Six months ended June 30, 2012 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$(613)	$890	$277	$35	$242
Foreign exchange(b)	1,476	(1,571)	(95)	—	(95)
Commodity(c)	(780)	501	(279)	53	(332)
Total	$83	$(180)	$(97)	$88	$(185)

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

Cash flow hedge gains and losses

The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three and six months ended June 30, 2013 and 2012. The Firm includes the gain/(loss) on the hedging derivative and the change in cash flows on the hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months ended June 30, 2013 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(14)	$—	$(14)	$(500)	$(486)
Foreign exchange(b)	(20)	—	(20)	(12)	8
Total	$(34)	$—	$(34)	$(512)	$(478)

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months ended June 30, 2012 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$7	$—	$7	$140	$133
Foreign exchange(b)	(2)	—	(2)	(12)	(10)
Total	$5	$—	$5	$128	$123

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Six months ended June 30, 2013 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(41)	$—	$(41)	$(526)	$(485)
Foreign exchange(b)	(22)	—	(22)	(116)	(94)
Total	$(63)	$—	$(63)	$(642)	$(579)

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Six months ended June 30, 2012 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$28	$5	$33	$20	$(8)
Foreign exchange(b)	(3)	—	(3)	67	70
Total	$25	$5	$30	$87	$62

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily net interest income, noninterest revenue and compensation expense.

(c)	The Firm did not experience any forecasted transactions that failed to occur for the three and six months ended June 30, 2013 and 2012.

(d)
Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

Over the next 12 months, the Firm expects that $42 million (after-tax) of net losses recorded in accumulated other comprehensive income (“AOCI”) at June 30, 2013, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the three and six months ended June 30, 2013 and 2012.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2013		2012
Three months ended June 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(85)	$571	$(80)	$480

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2013		2012
Six months ended June 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(162)	$991	$(135)	$213

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in current-period income. The Firm measures the ineffectiveness of net investment hedge accounting relationships based on changes in spot foreign currency rates, and therefore there was no ineffectiveness for net investment hedge accounting relationships during the three and six months ended June 30, 2013 and 2012.

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

	Derivatives gains/(losses) recorded in income
	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Contract type
Interest rate(a)	$269	$2,307	$727	$2,843
Credit(b)	(8)	(13)	(39)	(87)
Foreign exchange(c)	—	42	1	47
Commodity(d)	40	13	74	3
Total	$301	$2,349	$763	$2,806

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

Gains and losses on derivatives related to market-making activities and other derivatives
The Firm makes markets in derivatives in order to meet the needs of customers and uses derivatives to manage certain risks associated with net open risk positions from the Firm’s market-making activities, including the counterparty credit risk arising from derivative receivables. These derivatives, as well as all other derivatives (including the synthetic credit portfolio) that are not included in the hedge accounting or specified risk management categories above, are included in this category. Gains and losses on these derivatives are recorded in principal transactions revenue. See Note 6 on pages 143–144 of this Form 10-Q for information on principal transactions revenue.

Credit derivatives
For a more detailed discussion of credit derivatives, see Note 6 on pages 218–227 of JPMorgan Chase’s 2012 Annual Report.
The Firm is both a purchaser and seller of protection in the credit derivatives market and uses these derivatives for two primary purposes. First, in its capacity as a market-maker, the Firm actively manages a portfolio of credit derivatives by purchasing and selling credit protection, predominantly on corporate debt obligations, to meet the needs of customers. Second, as an end-user, the Firm uses credit derivatives to manage credit risk associated with lending exposures (loans and unfunded commitments) and derivatives counterparty exposures in the Firm’s wholesale businesses, and to manage the credit risk arising from certain AFS securities and from certain financial instruments in the Firm’s market-making businesses. For more information on the synthetic credit portfolio, see footnote (b) to the table on page 131 of this Note.
The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of June 30, 2013, and

December 31, 2012. Upon a credit event, the Firm as a seller of protection would typically pay out only a percentage of the full notional amount as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. Other purchased protection referenced in the following tables includes credit derivatives bought on related, but not identical, reference positions (including indices, portfolio coverage and other reference points) as well as protection purchased through credit-related notes.
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

Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
June 30, 2013 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(3,078,623)	$3,076,709	$(1,914)	$8,653
Other credit derivatives(a)	(77,146)	20,660	(56,486)	29,551
Total credit derivatives	(3,155,769)	3,097,369	(58,400)	38,204
Credit-related notes	(149)	—	(149)	2,276
Total	$(3,155,918)	$3,097,369	$(58,549)	$40,480

	Maximum payout/Notional amount
December 31, 2012 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(2,954,705)	$2,879,105	$(75,600)	$42,460
Other credit derivatives(a)	(66,244)	5,649	(60,595)	33,174
Total credit derivatives	(3,020,949)	2,884,754	(136,195)	75,634
Credit-related notes	(233)	—	(233)	3,255
Total	$(3,021,182)	$2,884,754	$(136,428)	$78,889

(a)	Primarily consists of total return swaps and CDS options.

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

The following tables summarize the notional and fair value amounts of credit derivatives and credit-related notes as of June 30, 2013, and December 31, 2012, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile
June 30, 2013 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(370,635)	$(1,753,481)	$(132,951)	$(2,257,067)	$20,698	$(19,788)	$910
Noninvestment-grade	(194,013)	(672,521)	(32,317)	(898,851)	21,579	(27,524)	(5,945)
Total	$(564,648)	$(2,426,002)	$(165,268)	$(3,155,918)	$42,277	$(47,312)	$(5,035)

December 31, 2012 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(409,748)	$(1,383,644)	$(224,001)	$(2,017,393)	$16,690	$(22,393)	$(5,703)
Noninvestment-grade	(214,949)	(722,115)	(66,725)	(1,003,789)	22,355	(36,815)	(14,460)
Total	$(624,697)	$(2,105,759)	$(290,726)	$(3,021,182)	$39,045	$(59,208)	$(20,163)

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

Note 6 – Noninterest revenue
For a discussion of the components of and accounting policies for the Firm’s noninterest revenue, see Note 7 on pages 228–229 of JPMorgan Chase’s 2012 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Underwriting
Equity	$457	$250	$730	$526
Debt	956	654	1,873	1,477
Total underwriting	1,413	904	2,603	2,003
Advisory	304	353	559	635
Total investment banking fees	$1,717	$1,257	$3,162	$2,638
Principal transactions revenue includes realized and unrealized gains and losses recorded on derivatives, other financial instruments and private equity investments.
Principal transactions revenue also includes certain realized and unrealized gains and losses related to hedge accounting and specified risk management activities disclosed separately in Note 5, including: (a) certain derivatives designated in qualifying hedge accounting relationships (primarily fair value hedges of commodity and foreign exchange risk), (b) certain derivatives used for specific risk management purposes, primarily to mitigate credit risk, foreign exchange risk and commodity risk, and (c) other derivatives, including the synthetic credit portfolio. See Note 5 on pages 131–142 of this Form 10-Q for information on the income statement classification of gains and losses on derivatives.
Principal transactions revenue also includes revenue associated with market-making and client-driven activities that involve physical commodities. The Firm, through its Global Commodities Group within CIB (“Commodities Group”) generally provides risk management, investment and financing solutions to clients globally both through financial derivatives transactions, as well as through physical commodities transactions. On the financial side, the Commodities Group engages in OTC derivatives transactions (e.g., swaps, forwards, options) and exchange-traded derivatives referencing various types of commodities (see below and Note 5 - Derivative instruments for further information). On the physical side, the Commodities Group engages in the purchase, sale, transport, and storage of power, gas, liquefied natural gas, coal, crude oil, refined products, precious and base metals among others. Realized gains and losses and unrealized losses arising from market-making and client-driven activities involving physical commodities inventories that are generally carried at the lower of cost or market (market approximates fair value), subject to any applicable fair value hedge accounting adjustments, are recorded in principal transactions revenue. Fees relating to storage and transportation are recorded in other income. These fees are generally recognized over the arrangement period. Expenses relating to such activities are recorded in other expense (see Note 10 on page 146 of this Form 10-Q for further information).
The following table presents all realized and unrealized gains and losses recorded in principal transactions revenue by major underlying type of risk exposures.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Trading revenue by risk exposure
Interest rate	$564	$1,228	$1,153	$2,573
Credit(a)	733	(3,583)	1,878	(4,567)
Foreign exchange	554	245	1,043	793
Equity	888	712	2,010	1,535
Commodity(b)	541	617	1,229	1,244
Total trading revenue	3,280	(781)	7,313	1,578
Private equity gains/(losses)(c)	480	354	208	717
Principal transactions(d)	$3,760	$(427)	$7,521	$2,295

(a)
Included $4.4 billion and $5.8 billion of losses incurred by CIO from the synthetic credit portfolio for the three and six months ended June 30, 2012. In June 2012, CIO identified a portion of the synthetic credit portfolio that aggregated a notional amount of approximately $12 billion; subsequent losses of $240 million are included in the 2012 amounts.

(b)
Includes realized gains and losses and unrealized losses on physical commodities inventories that are generally carried at the lower of cost or market (market approximates fair value), subject to any applicable fair value hedge accounting adjustments, and gains and losses on commodity derivatives and other financial instruments that are carried at fair value through income. Commodity derivatives are frequently used to manage the Firm’s risk exposure to its physical commodities inventories related to market-making and client-driven activities. Gains/(losses) related to commodity fair value hedges were $114 million and $203 million for the three months ended June 30, 2013 and 2012, respectively. Gains/(losses) related to commodity fair value hedges were $140 million and $(279) million for the six months ended June 30, 2013 and 2012, respectively.

(c)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, as well as those held in other business segments.

(d)
Principal transactions revenue includes DVA related to structured notes and derivative liabilities measured at fair value in CIB. DVA gains/(losses) were $355 million and $755 million for the three months ended June 30, 2013 and 2012, respectively, and $481 million and $(152) million for the six months ended June 30, 2013 and 2012, respectively.

The following table presents the components of asset management, administration and commissions.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Asset management(a)
Investment management fees(b)	$1,948	$1,607	$3,773	$3,152
All other asset management fees(c)	139	68	263	131
Total asset management fees	2,087	1,675	4,036	3,283

Total administration fees(d)	548	559	1,075	1,094

Commission and other fees
Brokerage commissions	625	585	1,205	1,240
All other commissions and fees	605	642	1,148	1,236
Total commissions and fees	1,230	1,227	2,353	2,476
Total asset management, administration and commissions	$3,865	$3,461	$7,464	$6,853

(a)
The Firm has contractual arrangements with third parties to provide certain services in connection with its asset management activities. Generally, amounts paid to third-party service providers are expensed, such that asset management fees are recorded gross of payments made to third parties.

(b)	Represents fees earned from managing assets on behalf of Firm clients, including investors in Firm-sponsored funds or owners of separately managed investment accounts.

(c)	Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.

(d)	Predominantly, includes fees for custody, securities lending, funds services and securities clearance.
Other income
Included in other income is operating lease income of $363 million and $328 million for the three months ended June 30, 2013 and 2012, respectively, and $712 million and $651 million for the six months ended June 30, 2013 and 2012, respectively.

Note 7 – Interest income and Interest expense
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, see Note 8 on page 230 of JPMorgan Chase’s 2012 Annual Report.
Details of interest income and interest expense were as follows.

	Three months ended June 30,				Six months ended June 30,
(in millions)	2013		2012		2013		2012
Interest income
Loans	$8,341		$8,902		$16,854		$18,004
Securities	1,778		2,101		3,668		4,396
Trading assets	2,197		2,265		4,470		4,659
Federal funds sold and securities purchased under resale agreements	490		646		1,004		1,297
Securities borrowed	(30)	(c)	(12)	(c)	(36)	(c)	25
Deposits with banks	222		136		385		288
Other assets(a)	147		61		227		131
Total interest income	$13,145		$14,099		$26,572		$28,800
Interest expense
Interest-bearing deposits	$539		$737		$1,084		$1,459
Short-term and other liabilities(b)	515		513		1,035		922
Long-term debt	1,261		1,538		2,556		3,260
Beneficial interests issued by consolidated VIEs	126		165		260		347
Total interest expense	$2,441		$2,953		$4,935		$5,988
Net interest income	$10,704		$11,146		$21,637		$22,812
Provision for credit losses	47		214		664		940
Net interest income after provision for credit losses	$10,657		$10,932		$20,973		$21,872

(a)	Largely margin loans.

(b)	Includes brokerage customer payables.

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

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended June 30, (in millions)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost
Benefits earned during the period	$79	$68	$8	$9	$—	$—
Interest cost on benefit obligations	111	121	30	31	9	11
Expected return on plan assets	(238)	(223)	(34)	(34)	(24)	(23)
Amortization:
Net (gain)/loss	67	73	12	8	—	(2)
Prior service cost/(credit)	(11)	(10)	—	—	—	—
Net periodic defined benefit cost	8	29	16	14	(15)	(14)
Other defined benefit pension plans(a)	4	3	4	1	NA	NA
Total defined benefit plans	12	32	20	15	(15)	(14)
Total defined contribution plans	115	107	80	75	NA	NA
Total pension and OPEB cost included in compensation expense	$127	$139	$100	$90	$(15)	$(14)

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Six months ended June 30, (in millions)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost
Benefits earned during the period	$157	$136	$17	$19	$—	$—
Interest cost on benefit obligations	223	227	60	62	18	22
Expected return on plan assets	(477)	(418)	(68)	(67)	(46)	(45)
Amortization:
Net (gain)/loss	135	145	24	17	1	—
Prior service cost/(credit)	(21)	(21)	(1)	—	—	—
Net periodic defined benefit cost	17	69	32	31	(27)	(23)
Other defined benefit pension plans(a)	7	7	6	3	NA	NA
Total defined benefit plans	24	76	38	34	(27)	(23)
Total defined contribution plans	220	188	159	155	NA	NA
Total pension and OPEB cost included in compensation expense	$244	$264	$197	$189	$(27)	$(23)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $15.1 billion and $3.2 billion, respectively, as of June 30, 2013, and $14.6 billion and $3.3 billion, respectively, as of December 31, 2012. See Note 19 on pages 189–190 of this Form 10-Q for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the three and six month periods ended June 30, 2013 and 2012.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Cost of prior grants of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$372	$450	$756	$1,032
Accrual of estimated costs of RSUs and SARs to be granted in future periods including those to full-career eligible employees	214	159	471	409
Total noncash compensation expense related to employee stock-based incentive plans	$586	$609	$1,227	$1,441
In the first quarter of 2013, in connection with its annual incentive grant for the 2012 performance year, the Firm granted 43 million RSUs and 12 million SARs with weighted-average grant date fair values of $46.58 per RSU and $9.56 per SAR.

Note 10 – Noninterest expense
The following table presents the components of noninterest expense.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Compensation expense	$8,019	$7,427	$16,433	$16,040
Noncompensation expense:
Occupancy expense	904	1,080	1,805	2,041
Technology, communications and equipment expense	1,361	1,282	2,693	2,553
Professional and outside services	1,901	1,857	3,635	3,652
Marketing	578	642	1,167	1,322
Other expense(a)(b)(c)	2,951	2,487	5,252	7,319
Amortization of intangibles	152	191	304	384
Total noncompensation expense	7,847	7,539	14,856	17,271
Total noninterest expense	$15,866	$14,966	$31,289	$33,311

(a)
Included litigation expense of $678 million and $323 million for the three months ended June 30, 2013 and 2012, respectively, and $1.0 billion and $3.0 billion for the six months ended June 30, 2013 and 2012, respectively.

(b)
Included FDIC-related expense of $392 million and $413 million for the three months ended June 30, 2013 and 2012, respectively, and $771 million and $814 million for the six months ended June 30, 2013 and 2012, respectively.

(c)	Includes certain expenses relating to the Commodities Group activities, including storage, transportation and tolling arrangements.

Note 11 – Securities
Securities are primarily classified as AFS or trading. Securities classified as trading are discussed in Note 3 on pages 114–127 of this Form 10-Q. Predominantly all of the AFS securities portfolio is held by CIO in connection with its asset-liability management objectives. At both June 30, 2013, and December 31, 2012, the average credit rating of the debt securities comprising the AFS portfolio was AA+

(based upon external ratings where available and, where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). For additional information regarding AFS securities, see Note 12 on pages 244–248 of JPMorgan Chase’s 2012 Annual Report.

Realized gains and losses
The following table presents realized gains and losses and other-than-temporary impairment losses (“OTTI”) from AFS securities that were recognized in income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Realized gains	$143	$1,148	$664	$1,887
Realized losses	(13)	(78)	(25)	(274)
Net realized gains(a)	130	1,070	639	1,613
Other-than-temporary impairment losses:
Credit-related(b)	—	(19)	—	(26)
Securities the Firm intends to sell(c)	(6)	(37)	(6)	(37)
Total OTTI losses recognized in income	(6)	(56)	(6)	(63)
Net securities gains	$124	$1,014	$633	$1,550

(a)
Proceeds from securities sold were within approximately 1% and 3% of amortized cost for the three and six months ended June 30, 2013, respectively and within 4% of amortized cost for both the three and six months ended June 30, 2012.

(b)
Includes OTTI losses recognized in income on certain prime mortgage-backed securities for the three months ended June 30, 2012; and certain obligations of U.S. states and municipalities and prime mortgage-backed securities for the six months ended June 30, 2012.

(c)
Represents the excess of the amortized cost over the fair value of certain non-U.S. corporate debt securities and non-U.S. government debt securities for the three and six months ended June 30, 2013, and certain non-U.S. corporate debt securities for the three and six months ended for June 30, 2012, that the firm intends to sell.

The amortized costs and estimated fair values of AFS and held-to-maturity (“HTM”) securities were as follows for the dates indicated.

	June 30, 2013				December 31, 2012
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$99,742	$2,689	$1,117	$101,314	$93,693	$4,708	$13	$98,388
Residential:
Prime and Alt-A	1,927	49	32	1,944	1,853	83	3	1,933
Subprime	709	23	—	732	825	28	—	853
Non-U.S.	61,597	1,299	8	62,888	70,358	1,524	29	71,853
Commercial	12,404	620	40	12,984	12,268	948	13	13,203
Total mortgage-backed securities	176,379	4,680	1,197	179,862	178,997	7,291	58	186,230
U.S. Treasury and government agencies(a)	22,804	302	208	22,898	12,022	116	8	12,130
Obligations of U.S. states and municipalities	24,509	782	758	24,533	19,876	1,845	10	21,711
Certificates of deposit	1,582	7	1	1,588	2,781	4	2	2,783
Non-U.S. government debt securities	55,214	822	62	55,974	65,168	901	25	66,044
Corporate debt securities(b)	27,937	401	99	28,239	37,999	694	84	38,609
Asset-backed securities:
Collateralized loan obligations	27,039	326	47	27,318	27,483	465	52	27,896
Other	11,503	197	3	11,697	12,816	166	11	12,971
Total available-for-sale debt securities	346,967	7,517	2,375	352,109	357,142	11,482	250	368,374
Available-for-sale equity securities	2,595	15	—	2,610	2,750	21	—	2,771
Total available-for-sale securities	$349,562	$7,532	$2,375	$354,719	$359,892	$11,503	$250	$371,145
Total held-to-maturity securities	$6	$—	$—	$6	$7	$1	$—	$8

(a)	Included total U.S. government-sponsored enterprise obligations with fair values of $90.0 billion and $84.0 billion at June 30, 2013, and December 31, 2012, respectively.

(b)	Consists primarily of bank debt including sovereign government-guaranteed bank debt.

Securities impairment
The following tables present the fair value and gross unrealized losses for AFS securities by aging category at June 30, 2013, and December 31, 2012.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
June 30, 2013 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$34,624	$1,117	$—	$—	$34,624	$1,117
Residential:
Prime and Alt-A	1,229	31	61	1	1,290	32
Subprime	—	—	—	—	—	—
Non-U.S.	154	1	249	7	403	8
Commercial	1,776	40	—	—	1,776	40
Total mortgage-backed securities	37,783	1,189	310	8	38,093	1,197
U.S. Treasury and government agencies	14,128	208	—	—	14,128	208
Obligations of U.S. states and municipalities	11,969	758	—	—	11,969	758
Certificates of deposit	286	1	—	—	286	1
Non-U.S. government debt securities	8,023	62	—	—	8,023	62
Corporate debt securities	5,267	72	1,628	27	6,895	99
Asset-backed securities:
Collateralized loan obligations	6,820	34	906	13	7,726	47
Other	1,320	2	142	1	1,462	3
Total available-for-sale debt securities	85,596	2,326	2,986	49	88,582	2,375
Available-for-sale equity securities	—	—	—	—	—	—
Total securities with gross unrealized losses	$85,596	$2,326	$2,986	$49	$88,582	$2,375

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2012 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$2,440	$13	$—	$—	$2,440	$13
Residential:
Prime and Alt-A	218	2	76	1	294	3
Subprime	—	—	—	—	—	—
Non-U.S.	2,442	6	734	23	3,176	29
Commercial	1,159	8	312	5	1,471	13
Total mortgage-backed securities	6,259	29	1,122	29	7,381	58
U.S. Treasury and government agencies	4,198	8	—	—	4,198	8
Obligations of U.S. states and municipalities	907	10	—	—	907	10
Certificates of deposit	741	2	—	—	741	2
Non-U.S. government debt securities	14,527	21	1,927	4	16,454	25
Corporate debt securities	2,651	10	5,641	74	8,292	84
Asset-backed securities:
Collateralized loan obligations	6,328	17	2,063	35	8,391	52
Other	2,076	7	275	4	2,351	11
Total available-for-sale debt securities	37,687	104	11,028	146	48,715	250
Available-for-sale equity securities	—	—	—	—	—	—
Total securities with gross unrealized losses	$37,687	$104	$11,028	$146	$48,715	$250

Other-than-temporary impairment
The following table presents OTTI losses that are included in the securities gains and losses table above.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Debt securities the Firm does not intend to sell that have credit losses
Total OTTI(a)	$—	$(103)	$—	$(113)
Losses recorded in/(reclassified from) AOCI	—	84	—	87
Total credit-related losses recognized in income(b)(c)	—	(19)	—	(26)
Securities the Firm intends to sell(d)	(6)	(37)	(6)	(37)
Total OTTI losses recognized in income	$(6)	$(56)	$(6)	$(63)

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

(c)
Represents the credit loss component on certain prime mortgage-backed securities for the three months ended June 30, 2012; and certain obligations of U. S. states and municipalities and prime mortgage-backed securities for the six months ended June 30, 2012.

(d)
Represents the excess of the amortized cost over the fair value of certain non-U.S. corporate debt securities and non-U.S. government debt securities for the three and six months ended June 30, 2013, and certain non-U.S. corporate debt securities for the three and six months ended for June 30, 2012, that the firm intends to sell.

Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the three and six months ended June 30, 2013 and 2012, of the credit loss component of OTTI losses that have been recognized in income related to debt securities that the Firm does not intend to sell.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Balance, beginning of period	$519	$715	$522	$708
Additions:
Newly credit-impaired securities	—	14	—	20
Losses reclassified from other comprehensive income on previously credit-impaired securities	—	5	—	6
Reductions:
Sales of credit-impaired securities	—	—	(3)	—
Balance, end of period	$519	$734	$519	$734
Gross unrealized losses
Gross unrealized losses have generally increased since December 31, 2012; however, losses on securities that have been in an unrealized loss position for 12 months or more have decreased. The Firm has recognized the unrealized losses on securities it intends to sell. As of June 30, 2013, the Firm does not intend to sell any securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities reported in the table above for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of June 30, 2013.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at June 30, 2013, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

By remaining maturity June 30, 2013 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$293	$14,218	$9,652	$152,216	$176,379
Fair value	295	14,662	9,942	154,963	179,862
Average yield(b)	2.08%	2.08%	3.09%	3.17%	3.07%
U.S. Treasury and government agencies(a)
Amortized cost	$7,432	$12,497	$1,931	$944	$22,804
Fair value	7,455	12,496	1,950	997	22,898
Average yield(b)	0.65%	0.41%	0.83%	0.78%	0.54%
Obligations of U.S. states and municipalities
Amortized cost	$32	$466	$1,335	$22,676	$24,509
Fair value	32	493	1,357	22,651	24,533
Average yield(b)	2.95%	5.27%	4.02%	5.91%	5.79%
Certificates of deposit
Amortized cost	$1,531	$51	$—	$—	$1,582
Fair value	1,535	53	—	—	1,588
Average yield(b)	7.67%	3.28%	—%	—%	7.53%
Non-U.S. government debt securities
Amortized cost	$11,112	$16,429	$25,469	$2,204	$55,214
Fair value	11,145	16,616	25,915	2,298	55,974
Average yield(b)	1.90%	2.32%	1.20%	1.67%	1.69%
Corporate debt securities
Amortized cost	$4,170	$16,790	$6,924	$53	$27,937
Fair value	4,173	17,042	6,969	55	28,239
Average yield(b)	2.19%	2.40%	2.57%	2.34%	2.41%
Asset-backed securities
Amortized cost	$—	$2,756	$14,009	$21,777	$38,542
Fair value	—	2,783	14,202	22,030	39,015
Average yield(b)	—%	1.86%	1.76%	1.90%	1.85%
Total available-for-sale debt securities
Amortized cost	$24,570	$63,207	$59,320	$199,870	$346,967
Fair value	24,635	64,145	60,335	202,994	352,109
Average yield(b)	1.93%	1.91%	1.85%	3.31%	2.71%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$2,595	$2,595
Fair value	—	—	—	2,610	2,610
Average yield(b)	—%	—%	—%	0.25%	0.25%
Total available-for-sale securities
Amortized cost	$24,570	$63,207	$59,320	$202,465	$349,562
Fair value	24,635	64,145	60,335	205,604	354,719
Average yield(b)	1.93%	1.91%	1.85%	3.27%	2.69%
Total held-to-maturity securities
Amortized cost	$—	$5	$1	$—	$6
Fair value	—	5	1	—	6
Average yield(b)	—%	6.84%	6.64%	—%	6.81%

(a)	U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at June 30, 2013.

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

(c)
Includes securities with no stated maturity. Substantially all of the Firm’s residential mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately five years for agency residential mortgage-backed securities, two years for agency residential collateralized mortgage obligations and three years for nonagency residential collateralized mortgage obligations.

Note 12 – Securities financing activities

For a discussion of accounting policies relating to securities financing activities, see Note 13 on page 249 of JPMorgan Chase’s 2012 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, see Note 4 on pages 128–130 of this Form 10-Q. For further information regarding assets pledged and collateral received in securities financing agreements, see Note 22 on page 197 of this Form 10-Q.
The following table presents as of June 30, 2013, and December 31, 2012 the gross and net securities purchased under resale agreements and securities borrowed. Securities purchased under resale agreements have been presented on the Consolidated Balance Sheets net of securities sold under repurchase agreements where netting requirements have been met, including obtaining a legal opinion that supports, with sufficient confidence, the enforceability of the master netting agreement (“U.S. GAAP nettable securities purchased under resale agreements”); where such a legal opinion has either not been sought or obtained, the securities purchased under resale agreements are not netted, and are shown separately in the table below (“Securities purchased under resale agreements not nettable under U.S. GAAP”). Securities borrowed are presented on a gross basis on the Consolidated Balance Sheets.

	June 30, 2013				December 31, 2012
(in millions)	Gross asset balance	Amounts netted on the Consolidated Balance Sheets	Net asset balance		Gross asset balance	Amounts netted on the Consolidated Balance Sheets	Net asset balance
Securities purchased under resale agreements
U.S. GAAP nettable securities purchased under resale agreements	$359,377	$(117,183)	$242,194		$381,377	$(96,947)	$284,430
Securities purchased under resale agreements not nettable under U.S. GAAP	9,422		9,422		10,983		10,983
Total securities purchased under resale agreements	$368,799	$(117,183)	$251,616	(a)	$392,360	$(96,947)	$295,413	(a)
Securities borrowed	$117,158	N/A	$117,158	(b)(c)	$119,017	N/A	$119,017	(b)(c)

(a)	At June 30, 2013, and December 31, 2012, included securities purchased under resale agreements of $25.3 billion and $24.3 billion, respectively, accounted for at fair value.

(b)	At June 30, 2013, and December 31, 2012, included securities borrowed of $5.3 billion and $10.2 billion, respectively, accounted for at fair value.

(c)
Included $18.5 billion and $20.2 billion at June 30, 2013, and December 31, 2012, respectively, of securities borrowed where a legal opinion has either not been sought or obtained to support, with sufficient confidence, the enforceability of the master netting agreement in bankruptcy. The prior period amounts have been revised with a corresponding impact in the table below. This revision had no impact on the Firm's Consolidated Balance Sheets or its results of operations.

The following table presents information as of June 30, 2013, and December 31, 2012 regarding the U.S. GAAP nettable securities purchased under resale agreements and securities borrowed for which a legal opinion has been obtained to support, with sufficient confidence, the enforceability of the master netting agreement in bankruptcy. The below table excludes information related to resale agreements not nettable under U.S. GAAP and securities borrowed where such a legal opinion has either not been sought or obtained to support, with sufficient confidence, the enforceability of the master netting agreement in bankruptcy.

	June 30, 2013				December 31, 2012
		Amounts not nettable on the Consolidated Balance Sheets(a)				Amounts not nettable on the Consolidated Balance Sheets(a)
(in millions)	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure
U.S. GAAP nettable securities purchased under resale agreements	$242,194	$(240,040)	$(767)	$1,387	$284,430	$(282,468)	$(998)	$964
Securities borrowed	$98,615	$(95,978)	$(36)	$2,601	$98,807	$(94,858)	$—	$3,949

(a)
For some counterparties, the sum of the financial instruments and cash collateral not nettable on the Consolidated Balance Sheets may exceed the net asset balance. Where this is the case the total amounts reported in these two columns is limited to the balance of the net reverse repurchase agreement or securities borrowed asset with that counterparty. As a result a net exposure amount is reported even though the Firm, on a portfolio-wide basis for both its securities purchased under resale agreements and securities borrowed portfolios, has received securities collateral with a total fair value that is greater than the funds provided to counterparties.

(b)
Includes financial instrument collateral received and repurchase and securities loaned liabilities subject to an enforceable master netting agreement; these amounts are not presented net on the Consolidated Balance Sheets because other U.S. GAAP netting criteria are not met.

The following table presents as of June 30, 2013, and December 31, 2012 the gross and net securities sold under repurchase agreements and securities loaned. Securities sold under repurchase agreements have been presented on the Consolidated Balance Sheets net of securities purchased under resale agreements where netting requirements have been met, including obtaining a legal opinion that supports, with sufficient confidence, the enforceability of the master netting agreement (“U.S. GAAP nettable securities sold under repurchase agreements”); where such a legal opinion has either not been sought or obtained, the securities sold under repurchase agreements are not netted, and are shown separately in the table below (“Securities sold under repurchase agreements not nettable under U.S. GAAP”). Securities loaned are presented on a gross basis on the Consolidated Balance Sheets.

	June 30, 2013				December 31, 2012
(in millions)	Gross liability balance	Amounts netted on the Consolidated Balance Sheets	Net liability balance		Gross liability balance	Amounts netted on the Consolidated Balance Sheets	Net liability balance
Securities sold under repurchase agreements
U.S. GAAP nettable securities sold under repurchase agreements	$340,910	$(117,183)	$223,727		$301,352	$(96,947)	$204,405
Securities sold under repurchase agreements not nettable under U.S. GAAP(a)	9,912		9,912		11,155		11,155
Total securities sold under repurchase agreements	$350,822	$(117,183)	$233,639	(c)	$312,507	$(96,947)	$215,560	(c)
Securities loaned(b)	$31,999	N/A	$31,999	(d)(e)	$30,458	N/A	$30,458	(d)(e)

(a)	Includes repurchase agreements that are not subject to a master netting agreement but do provide enforceable rights to collateral.

(b)
Included securities-for-securities borrow vs. pledge transactions of $7.2 billion and $6.9 billion at June 30, 2013, and December 31, 2012, respectively, when acting as lender and as presented within other liabilities in the Consolidated Balance Sheets.

(c)	At June 30, 2013, and December 31, 2012, included securities sold under repurchase agreements of $4.2 billion and $3.9 billion, respectively, accounted for at fair value.

(d)	At June 30, 2013, and December 31, 2012 included securities loaned of $452 million and $457 million, respectively, accounted for at fair value.

(e)
Included $1.2 billion and $889 million at June 30, 2013, and December 31, 2012, respectively of securities loaned where a legal opinion has not been either sought or obtained to support, with sufficient confidence, the enforceability of the master netting agreement in bankruptcy.

The following table presents information as of June 30, 2013, and December 31, 2012 regarding the U.S. GAAP nettable securities sold under repurchase agreements and securities loaned for which a legal opinion has been obtained to support, with sufficient confidence, the enforceability of the master netting agreement in bankruptcy. The below table excludes information related to repurchase agreements not nettable under U.S. GAAP and securities loaned where a legal opinion has not been either sought or obtained to support, with sufficient confidence, the enforceability of the master netting agreement in bankruptcy.

	June 30, 2013				December 31, 2012
		Amounts not nettable on the Consolidated balance sheets(a)				Amounts not nettable on the Consolidated balance sheets(a)
(in millions)	Net liability balance	Financial instruments(b)	Cash collateral	Net amount(c)	Net liability balance	Financial instruments(b)	Cash collateral	Net amount(c)
U.S. GAAP nettable securities sold under repurchase agreements	$223,727	$(221,227)	$(409)	$2,091	$204,405	$(202,925)	$(162)	$1,318
Securities loaned	$30,831	$(30,043)	$—	$788	$29,569	$(28,465)	$—	$1,104

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

(c)	Net amount represents exposure of counterparties to the Firm.
Transfers not qualifying for sale accounting
In addition, at June 30, 2013, and December 31, 2012, the Firm held $11.0 billion and $9.6 billion, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets, other assets and loans, and the corresponding liabilities are recorded in other borrowed funds, accounts payable and other liabilities, and long-term debt, on the Consolidated Balance Sheets.

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

For a detailed discussion of loans, including accounting policies, see Note 14 on pages 250–275 of JPMorgan Chase’s 2012 Annual Report. See Note 4 on pages 128–130 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 on pages 114–127 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.

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
• Home equity – junior lien
• Prime mortgage, including
   option ARMs
• Subprime mortgage
Other consumer loans
• Auto(b)
• Business banking(b)
• Student and other
Residential real estate – PCI
• Home equity
• Prime mortgage
• Subprime mortgage
• Option ARMs
	• Credit card loans	• Commercial and industrial • Real estate • Financial institutions • Government agencies • Other

(a)	Includes loans reported in CCB, and prime mortgage loans reported in the Asset Management (“AM”) business segment and in Corporate/Private Equity.

(b)
Includes certain business banking and auto dealer risk-rated loans that apply the wholesale methodology for determining the allowance for loan losses; these loans are managed by CCB, and therefore, for consistency in presentation, are included with the other consumer loan classes.

(c)	Includes loans reported in CIB, Commercial Banking (“CB”) and AM business segments and in Corporate/Private Equity.

The following tables summarize the Firm’s loan balances by portfolio segment.

June 30, 2013	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$287,388	$124,288	$308,208	$719,884	(b)
Held-for-sale	708	—	3,071	3,779
At fair value	—	—	1,923	1,923
Total	$288,096	$124,288	$313,202	$725,586

December 31, 2012	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$292,620	$127,993	$306,222	$726,835	(b)
Held-for-sale	—	—	4,406	4,406
At fair value	—	—	2,555	2,555
Total	$292,620	$127,993	$313,183	$733,796

(a)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(b)
Loans (other than PCI loans and those for which the fair value option has been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $2.3 billion and $2.5 billion at June 30, 2013, and December 31, 2012, respectively.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. These tables exclude loans recorded at fair value. The Firm manages its exposure to credit risk on an ongoing basis. Selling loans is one way that the Firm reduces its credit exposures.

	2013				2012
Three months ended June 30, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Purchases	$1,590	$328	$191	$2,109	$1,854	$—	$253	$2,107
Sales	1,233	—	1,425	2,658	985	—	809	1,794
Retained loans reclassified to held-for-sale	708	—	677	1,385	—	120	55	175

	2013				2012
Six months ended June 30, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Purchases	$4,215	$328	$286	$4,829	$3,613	$—	$574	$4,187
Sales	2,662	—	2,578	5,240	1,342	—	1,672	3,014
Retained loans reclassified to held-for-sale	708	—	1,021	1,729	—	1,043	117	1,160
The following table provides information about gains/(losses) on loan sales by portfolio segment.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Consumer, excluding credit card	$112	$42	$256	$74
Credit card	—	6	—	(12)
Wholesale	(14)	36	(7)	68
Total net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)	$98	$84	$249	$130

(a)	Excludes sales related to loans accounted for at fair value.

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
The table below provides information about retained consumer loans, excluding credit card, by class.

(in millions)	Jun 30, 2013	Dec 31, 2012
Residential real estate – excluding PCI
Home equity:
Senior lien	$18,277	$19,385
Junior lien	44,049	48,000
Mortgages:
Prime, including option ARMs	79,179	76,256
Subprime	7,703	8,255
Other consumer loans
Auto	50,865	49,913
Business banking	18,730	18,883
Student and other	11,849	12,191
Residential real estate – PCI
Home equity	19,992	20,971
Prime mortgage	12,976	13,674
Subprime mortgage	4,448	4,626
Option ARMs	19,320	20,466
Total retained loans	$287,388	$292,620

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

Residential real estate – excluding PCI loans
	Home equity
(in millions, except ratios)	Senior lien		Junior lien
	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Loan delinquency(a)
Current	$17,636	$18,688	$43,144	$46,805
30–149 days past due	279	330	668	960
150 or more days past due	362	367	237	235
Total retained loans	$18,277	$19,385	$44,049	$48,000
% of 30+ days past due to total retained loans	3.51%	3.60%	2.05%	2.49%
90 or more days past due and still accruing	$—	$—	$—	$—
90 or more days past due and government guaranteed(b)	—	—	—	—
Nonaccrual loans	927	931	2,059	2,277
Current estimated LTV ratios(c)(d)(e)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$88	$197	$2,416	$4,561
Less than 660	44	93	725	1,338
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	321	491	5,891	7,089
Less than 660	143	191	1,673	1,971
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	1,161	1,502	8,810	9,604
Less than 660	392	485	2,248	2,279
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	13,729	13,988	19,136	18,252
Less than 660	2,399	2,438	3,150	2,906
U.S. government-guaranteed	—	—	—	—
Total retained loans	$18,277	$19,385	$44,049	$48,000
Geographic region
California	$2,577	$2,786	$10,065	$10,969
New York	2,865	2,847	9,021	9,753
Illinois	1,313	1,358	3,009	3,265
Florida	889	892	2,335	2,572
Texas	2,252	2,508	1,325	1,503
New Jersey	655	652	2,608	2,838
Arizona	1,098	1,183	1,975	2,151
Washington	601	651	1,502	1,629
Michigan	852	910	1,061	1,169
Ohio	1,394	1,514	989	1,091
All other(f)	3,781	4,084	10,159	11,060
Total retained loans	$18,277	$19,385	$44,049	$48,000

(a)
Individual delinquency classifications included mortgage loans insured by U.S. government agencies as follows: current included $3.3 billion and $3.8 billion; 30–149 days past due included $2.1 billion and $2.3 billion; and 150 or more days past due included $8.4 billion and $9.5 billion at June 30, 2013, and December 31, 2012, respectively.

(b)
These balances, which are 90 days or more past due but insured by U.S. government agencies, are excluded from nonaccrual loans. In predominately all cases, 100% of the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. These amounts are excluded from nonaccrual loans because reimbursement of insured and guaranteed amounts is proceeding normally. At June 30, 2013, and December 31, 2012, these balances included $6.1 billion and $6.8 billion, respectively, of loans that are no longer accruing interest because interest has been curtailed by the U.S. government agencies although, in predominantly all cases, 100% of the principal is still insured. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate.

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

(d)	Junior lien represents combined LTV, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property.

(e)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(f)	At June 30, 2013, and December 31, 2012, included mortgage loans insured by U.S. government agencies of $13.8 billion and $15.6 billion, respectively.

(g)
At June 30, 2013, and December 31, 2012, excluded mortgage loans insured by U.S. government agencies of $10.5 billion and $11.8 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(table continued from previous page)

Mortgages
Prime, including option ARMs				Subprime		Total residential real estate – excluding PCI
Jun 30, 2013		Dec 31, 2012		Jun 30, 2013	Dec 31, 2012	Jun 30, 2013		Dec 31, 2012

$66,203		$61,439		$6,396	$6,673	$133,379		$133,605
2,827		3,237		607	727	4,381		5,254
10,149		11,580		700	855	11,448		13,037
$79,179		$76,256		$7,703	$8,255	$149,208		$151,896
3.19%	(g)	3.97%	(g)	16.97%	19.16%	3.60%	(g)	4.28%	(g)
$—		$—		$—	$—	$—		$—
9,366		10,625		—	—	9,366		10,625
3,330		3,445		1,594	1,807	7,910		8,460

$1,695		$2,573		$122	$236	$4,321		$7,567
565		991		381	653	1,715		3,075

2,640		3,697		364	457	9,216		11,734
1,066		1,376		824	985	3,706		4,523

5,894		7,070		682	726	16,547		18,902
1,910		2,117		1,268	1,346	5,818		6,227

46,521		38,281		1,875	1,793	81,261		72,314
5,073		4,549		2,187	2,059	12,809		11,952
13,815		15,602		—	—	13,815		15,602
$79,179		$76,256		$7,703	$8,255	$149,208		$151,896

$19,256		$17,539		$1,150	$1,240	$33,048		$32,534
12,344		11,190		1,022	1,081	25,252		24,871
4,546		3,999		304	323	9,172		8,945
4,433		4,372		967	1,031	8,624		8,867
3,138		2,927		239	257	6,954		7,195
2,376		2,131		376	399	6,015		6,020
1,211		1,162		155	165	4,439		4,661
1,770		1,741		163	177	4,036		4,198
898		866		190	203	3,001		3,148
416		405		177	191	2,976		3,201
28,791		29,924		2,960	3,188	45,691		48,256
$79,179		$76,256		$7,703	$8,255	$149,208		$151,896

The following tables represent the Firm’s delinquency statistics for junior lien home equity loans and lines as of June 30, 2013, and December 31, 2012.

	Delinquencies				Total 30+ day delinquency rate
June 30, 2013	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$358	$124	$176	$35,739	1.84%
Beyond the revolving period	51	13	38	3,828	2.66
HELOANs	89	33	23	4,482	3.24
Total	$498	$170	$237	$44,049	2.05%

	Delinquencies				Total 30+ day delinquency rate
December 31, 2012	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$514	$196	$185	$40,794	2.19%
Beyond the revolving period	48	19	27	2,127	4.42
HELOANs	125	58	23	5,079	4.06
Total	$687	$273	$235	$48,000	2.49%
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

Impaired loans
The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status.
The table below sets forth information about the Firm’s residential real estate impaired loans, excluding PCI loans. These loans are considered to be impaired as they have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on page 176 of this Form 10-Q.

	Home equity				Mortgages				Total residential real estate – excluding PCI
(in millions)	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Impaired loans
With an allowance	$582	$542	$717	$677	$6,152	$5,810	$3,099	$3,071	$10,550	$10,100
Without an allowance(a)	578	550	598	546	1,151	1,308	726	741	3,053	3,145
Total impaired loans(b)	$1,160	$1,092	$1,315	$1,223	$7,303	$7,118	$3,825	$3,812	$13,603	$13,245
Allowance for loan losses related to impaired loans	$119	$159	$163	$188	$177	$70	$117	$174	$576	$591
Unpaid principal balance of impaired loans(c)	1,532	1,408	2,584	2,352	9,374	9,095	5,748	5,700	19,238	18,555
Impaired loans on nonaccrual status(d)	648	607	683	599	2,084	1,888	1,242	1,308	4,657	4,402

(a)	Represents collateral-dependent residential mortgage loans that are charged off to the fair value of the underlying collateral less cost to sell.

(b)
At June 30, 2013, and December 31, 2012, $6.9 billion and $7.5 billion, respectively, of loans modified subsequent to repurchase from Government National Mortgage Association (“Ginnie Mae”) in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Services (“RHS”)) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)
Represents the contractual amount of principal owed at June 30, 2013, and December 31, 2012. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(d)
As of June 30, 2013, and December 31, 2012, nonaccrual loans included $3.2 billion and $2.9 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status refer to the Loan accounting framework in Note 14 on pages 250–253 of JPMorgan Chase’s 2012 Annual Report.

The following tables present average impaired loans and the related interest income reported by the Firm.

Three months ended June 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2013	2012	2013	2012	2013	2012
Home equity
Senior lien	$1,158	$390	$14	$3	$10	$—
Junior lien	1,296	734	21	7	14	1
Mortgages
Prime, including option ARMs	7,219	5,469	70	55	15	5
Subprime	3,833	3,394	50	45	14	6
Total residential real estate – excluding PCI	$13,506	$9,987	$155	$110	$53	$12

Six months ended June 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2013	2012	2013	2012	2013	2012
Home equity
Senior lien	$1,149	$363	$29	$6	$20	$1
Junior lien	1,284	710	41	13	27	2
Mortgages
Prime, including option ARMs	7,203	5,209	139	104	29	10
Subprime	3,830	3,305	100	87	29	10
Total residential real estate – excluding PCI	$13,466	$9,587	$309	$210	$105	$23

(a)	Generally, interest income on loans modified in TDRs is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms.
Loan modifications
The global settlement, which became effective on April 5, 2012, required the Firm to, among other things, provide $3.7 billion of additional relief to certain borrowers under the Consumer Relief Program, including reductions of principal on first and second liens. For further information on the global settlement, see Mortgage Foreclosure-Related Investigations and Litigation in Note 23 on pages 204–205 of this Form 10-Q.

Modifications of residential real estate loans, excluding PCI loans, are generally accounted for and reported as TDRs. There are no additional commitments to lend to borrowers whose residential real estate loans, excluding PCI loans, have been modified in TDRs. For further information, see Note 14 on page 252 and pages 260–262 of JPMorgan Chase’s 2012 Annual Report.

TDR activity rollforward
The following tables reconcile the beginning and ending balances of residential real estate loans, excluding PCI loans, modified in TDRs for the periods presented.

Three months ended June 30, (in millions)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Beginning balance of TDRs	$1,155	$338	$1,286	$706	$7,223	$5,018	$3,843	$3,226	$13,507	$9,288
New TDRs	39	231	94	93	318	1,209	89	362	540	1,895
Charge-offs post-modification(a)	(8)	(4)	(24)	(6)	(14)	(26)	(27)	(43)	(73)	(79)
Foreclosures and other liquidations (e.g., short sales)	(5)	—	(7)	(2)	(39)	(28)	(19)	(23)	(70)	(53)
Principal payments and other	(21)	(5)	(34)	(29)	(185)	(81)	(61)	(38)	(301)	(153)
Ending balance of TDRs(b)	$1,160	$560	$1,315	$762	$7,303	$6,092	$3,825	$3,484	$13,603	$10,898
Permanent modifications(b)	$1,117	$527	$1,309	$756	$7,035	$5,808	$3,676	$3,333	$13,137	$10,424
Trial modifications	$43	$33	$6	$6	$268	$284	$149	$151	$466	$474

Six months ended June 30, (in millions)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Beginning balance of TDRs	$1,092	$335	$1,223	$657	$7,118	$4,877	$3,812	$3,219	$13,245	$9,088
New TDRs	140	243	229	189	628	1,490	217	484	1,214	2,406
Charge-offs post-modification(a)	(18)	(9)	(57)	(23)	(33)	(60)	(65)	(94)	(173)	(186)
Foreclosures and other liquidations (e.g., short sales)	(9)	—	(11)	(5)	(74)	(57)	(38)	(60)	(132)	(122)
Principal payments and other	(45)	(9)	(69)	(56)	(336)	(158)	(101)	(65)	(551)	(288)
Ending balance of TDRs(b)	$1,160	$560	$1,315	$762	$7,303	$6,092	$3,825	$3,484	$13,603	$10,898
Permanent modifications(b)	$1,117	$527	$1,309	$756	$7,035	$5,808	$3,676	$3,333	$13,137	$10,424
Trial modifications	$43	$33	$6	$6	$268	$284	$149	$151	$466	$474

(a)	Includes charge-offs on unsuccessful trial modifications.

(b)
At June 30, 2013, included $1.6 billion of Chapter 7 loans consisting of $470 million of senior lien home equity loans, $499 million of junior lien home equity loans, $430 million of prime, including option ARMs, and $223 million of subprime mortgages. Certain of these individual loans were previously reported as nonaccrual loans (e.g., based upon the delinquency status of the loan).

Nature and extent of modifications
MHA, as well as the Firm’s proprietary modification programs, generally provide various concessions to financially troubled borrowers including, but not limited to, interest rate reductions, term or payment extensions and deferral of principal and/or interest payments that would otherwise have been required under the terms of the original agreement.

The following tables provide information about how residential real estate loans, excluding PCI loans, were modified under the Firm’s loss mitigation programs during the periods presented. These tables exclude Chapter 7 loans where the sole concession granted is the discharge of debt. At June 30, 2013, there were approximately 38,900 of such Chapter 7 loans, consisting of approximately 9,400 senior lien home equity loans, 22,500 junior lien home equity loans, 3,500 prime mortgage, including option ARMs, and 3,500 subprime mortgages.

Three months ended June 30,	Home equity				Mortgages				Total residential real estate - excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Number of loans approved for a trial modification(a)	562	468	172	173	856	941	1,123	1,140	2,713	2,722
Number of loans permanently modified	405	2,467	1,353	2,048	1,137	3,754	1,458	4,654	4,353	12,923
Concession granted:(a)(b)
Interest rate reduction	70%	90%	85%	85%	73%	88%	72%	67%	76%	80%
Term or payment extension	73	30	76	84	69	58	53	28	66	46
Principal and/or interest deferred	11	3	25	16	29	11	12	5	20	8
Principal forgiveness	37	1	33	12	39	9	46	37	39	18
Other(c)	—	—	—	—	24	40	13	7	11	14

Six months ended June 30,	Home equity				Mortgages				Total residential real estate - excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Number of loans approved for a trial modification(a)	1,062	839	368	421	1,832	1,913	2,612	2,332	5,874	5,505
Number of loans permanently modified	950	2,697	2,669	3,864	2,613	4,704	3,147	5,844	9,379	17,109
Concession granted:(a)(b)
Interest rate reduction	72%	88%	88%	90%	74%	86%	71%	70%	77%	82%
Term or payment extension	73	35	77	76	69	61	51	34	66	51
Principal and/or interest deferred	10	4	24	18	28	17	11	6	19	11
Principal forgiveness	38	3	36	10	40	12	52	36	43	18
Other(c)	—	—	—	—	24	33	15	6	12	11

(a)	Prior period amounts have been revised to conform with the current presentation.

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

Financial effects of modifications and redefaults
The following tables provide information about the financial effects of the various concessions granted in modifications of residential real estate loans, excluding PCI, under the Firm’s loss mitigation programs and about redefaults of certain loans modified in TDRs for the periods presented. Because the specific types and amounts of concessions offered to borrowers frequently change between the trial modification and the permanent modification, the following tables present only the financial effects of permanent modifications. These tables also exclude Chapter 7 loans where the sole concession granted is the discharge of debt.

Three months ended June 30, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Weighted-average interest rate of loans with interest rate reductions – before TDR	6.78%	7.32%	5.10%	5.77%	5.09%	6.37%	7.26%	7.55%	5.76%	6.73%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.34	4.91	2.28	2.07	2.78	4.22	3.50	4.56	2.94	4.25
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	17	19	19	21	25	25	24	24	24	24
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	31	30	34	32	37	35	35	32	36	33
Charge-offs recognized upon permanent modification	$2	$1	$23	$6	$6	$9	$3	$7	$34	$23
Principal deferred	1	1	7	6	32	40	11	14	51	61
Principal forgiven	7	1	13	7	57	33	55	118	132	159
Number of loans that redefaulted within one year of permanent modification(a)	95	84	248	356	189	232	317	437	849	1,109
Balance of loans that redefaulted within one year of permanent modification(a)	$7	$6	$6	$12	$54	$72	$31	$47	$98	$137

Six months ended June 30, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Weighted-average interest rate of loans with interest rate reductions – before TDR	6.53%	7.30%	5.14%	5.72%	5.37%	6.28%	7.48%	7.75%	5.99%	6.70%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.44	4.79	2.22	1.89	2.83	3.89	3.54	4.36	2.98	3.91
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	18	19	19	21	24	26	24	25	23	25
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	31	29	34	32	37	35	34	32	35	34
Charge-offs recognized upon permanent modification	$4	$2	$42	$12	$11	$23	$6	$12	$63	$49
Principal deferred	3	2	14	12	67	75	21	24	105	113
Principal forgiven	17	3	29	11	130	53	139	149	315	216
Number of loans that redefaulted within one year of permanent modification(a)	226	140	594	724	397	458	629	733	1,846	2,055
Balance of loans that redefaulted within one year of permanent modification(a)	$17	$10	$13	$26	$104	$130	$63	$81	$197	$247

(a)
Represents loans permanently modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The dollar amounts presented represent the balance of such loans at the end of the reporting period in which such loans defaulted. For residential real estate loans modified in TDRs, payment default is deemed to occur when the loan becomes two contractual payments past due. In the event that a modified loan redefaults, it is probable that the loan will ultimately be liquidated through foreclosure or another similar type of liquidation transaction. Redefaults of loans modified within the last 12 months may not be representative of ultimate redefault levels.

Approximately 85% of the trial modifications approved on or after July 1, 2010 (the approximate date on which substantial revisions were made to the HAMP program), that are seasoned more than six months have been successfully converted to permanent modifications.
The primary performance indicator for TDRs is the rate at which permanently modified loans redefault. At June 30, 2013, the cumulative redefault rates of residential real estate loans that have been modified under the Firm’s loss mitigation programs, excluding PCI loans, based upon permanent modifications that were completed after October 1, 2009, and that are seasoned more than six months are 19% for senior lien home equity, 18% for junior lien home equity, 14% for prime mortgages including option ARMs, and 24% for subprime mortgages.

Default rates of Chapter 7 loans vary significantly based on the delinquency status of the loan and overall economic conditions at the time of discharge. Default rates for Chapter 7 residential real estate loans that were less than 60 days past due at the time of discharge have ranged between approximately 10% and 40% in recent years based on the economic conditions at the time of discharge. At June 30, 2013, Chapter 7 residential real estate loans included approximately 21% of senior lien home equity, 13% of junior lien home equity, 38% of prime mortgages, including option ARMs, and 28% of subprime mortgages that were 30 days or more past due.
At June 30, 2013, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 6 years for senior lien home equity, 7 years for junior lien home equity, 10 years for prime mortgage, including option ARMs and 8 years for subprime mortgages. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Other consumer loans
The table below provides information for other consumer retained loan classes, including auto, business banking and student loans.

(in millions, except ratios)	Auto		Business banking		Student and other				Total other consumer
	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013		Dec 31, 2012		Jun 30, 2013		Dec 31, 2012
Loan delinquency(a)
Current	$50,381	$49,290	$18,308	$18,482	$10,781		$11,038		$79,470		$78,810
30–119 days past due	479	616	271	263	655		709		1,405		1,588
120 or more days past due	5	7	151	138	413		444		569		589
Total retained loans	$50,865	$49,913	$18,730	$18,883	$11,849		$12,191		$81,444		$80,987
% of 30+ days past due to total retained loans	0.95%	1.25%	2.25%	2.12%	2.16%	(d)	2.12%	(d)	1.43%	(d)	1.58%	(d)
90 or more days past due and still accruing (b)	$—	$—	$—	$—	$488		$525		$488		$525
Nonaccrual loans	126	163	454	481	86		70		666		714
Geographic region
California	$5,251	$4,962	$2,118	$1,983	$1,113		$1,108		$8,482		$8,053
New York	3,833	3,742	2,947	2,981	1,229		1,202		8,009		7,925
Illinois	2,771	2,738	1,370	1,404	742		748		4,883		4,890
Florida	1,906	1,922	570	527	546		556		3,022		3,005
Texas	4,835	4,739	2,641	2,749	877		891		8,353		8,379
New Jersey	2,007	1,921	390	379	400		409		2,797		2,709
Arizona	1,752	1,719	1,079	1,139	261		265		3,092		3,123
Washington	892	824	218	202	222		287		1,332		1,313
Michigan	2,037	2,091	1,347	1,368	529		548		3,913		4,007
Ohio	2,331	2,462	1,391	1,443	736		770		4,458		4,675
All other	23,250	22,793	4,659	4,708	5,194		5,407		33,103		32,908
Total retained loans	$50,865	$49,913	$18,730	$18,883	$11,849		$12,191		$81,444		$80,987
Loans by risk ratings(c)
Noncriticized	$8,736	$8,882	$13,333	$13,336	NA		NA		$22,069		$22,218
Criticized performing	77	130	698	713	NA		NA		775		843
Criticized nonaccrual	3	4	365	386	NA		NA		368		390

(a)
Individual delinquency classifications included loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) as follows: current included $5.1 billion and $5.4 billion; 30-119 days past due included $415 million and $466 million; and 120 or more days past due included $398 million and $428 million at June 30, 2013, and December 31, 2012, respectively.

(b)	These amounts represent student loans, which are insured by U.S. government agencies under the FFELP. These amounts were accruing as reimbursement of insured amounts is proceeding normally.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(d)
June 30, 2013, and December 31, 2012, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $812 million and $894 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

Other consumer impaired loans and loan modifications
The table below sets forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

(in millions)	Auto		Business banking		Total other consumer(c)
	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Impaired loans
With an allowance	$67	$78	$524	$543	$591	$621
Without an allowance(a)	57	72	—	—	57	72
Total impaired loans	$124	$150	$524	$543	$648	$693
Allowance for loan losses related to impaired loans	$12	$12	$125	$126	$137	$138
Unpaid principal balance of impaired loans(b)	225	259	610	624	835	883
Impaired loans on nonaccrual status	90	109	373	394	463	503

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at June 30, 2013, and December 31, 2012. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(c)	There were no impaired student and other loans at June 30, 2013, and December 31, 2012.

The following table presents average impaired loans for the periods presented.

(in millions)	Average impaired loans(b)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Auto	$129	$88	$137	$90
Business banking	528	646	536	667
Total other consumer(a)	$657	$734	$673	$757

(a)	There were no impaired student and other loans for the three or six months ended June 30, 2013 and 2012.

(b)	The related interest income on impaired loans, including those on a cash basis, was not material for the three or six months ended June 30, 2013 and 2012.

Loan modifications
The following table provides information about the Firm’s other consumer loans modified in TDRs. All of these TDRs are reported as impaired loans in the tables above.

(in millions)	Auto		Business banking		Total other consumer(c)
	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Loans modified in troubled debt restructurings(a)(b)	$124	$150	$324	$352	$448	$502
TDRs on nonaccrual status	90	109	173	203	263	312

(a)	These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of June 30, 2013, and December 31, 2012, were immaterial.

(c)	There were no student and other loans modified in TDRs at June 30, 2013, and December 31, 2012.

TDR activity rollforward
The following tables reconcile the beginning and ending balances of other consumer loans modified in TDRs for the periods presented.

Three months ended June 30, (in millions)	Auto		Business banking		Total other consumer
	2013	2012	2013	2012	2013	2012
Beginning balance of TDRs	$140	$91	$341	$378	$481	$469
New TDRs	22	10	18	21	40	31
Charge-offs post-modification	(2)	(2)	—	(2)	(2)	(4)
Foreclosures and other liquidations	—	—	—	—	—	—
Principal payments and other	(36)	(13)	(35)	(31)	(71)	(44)
Ending balance of TDRs(a)	$124	$86	$324	$366	$448	$452

Six months ended June 30, (in millions)	Auto		Business banking		Total other consumer
	2013	2012	2013	2012	2013	2012
Beginning balance of TDRs	$150	$88	$352	$415	$502	$503
New TDRs	42	27	40	34	82	61
Charge-offs post-modification	(5)	(4)	(2)	(5)	(7)	(9)
Foreclosures and other liquidations	—	—	—	—	—	—
Principal payments and other	(63)	(25)	(66)	(78)	(129)	(103)
Ending balance of TDRs(a)	$124	$86	$324	$366	$448	$452

(a)	At June 30, 2013, included $57 million of Chapter 7 auto loans. Certain of these loans were previously reported as nonaccrual loans (e.g., based upon the delinquency status of the loan).

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
The balance of business banking loans modified in TDRs that experienced a payment default, and for which the payment default occurred within one year of the modification, was $11 million and $14 million during the three months ended June 30, 2013 and 2012, respectively, and $23 million and $25 million during the six months ended June 30, 2013 and 2012, respectively. The balance of auto loans modified in TDRs that experienced a payment default, and for which the payment default occurred within one year of the modification, was $15 million and $7 million during the three months ended June 30, 2013 and 2012, respectively, and $28 million and $14 million during the six months ended June 30, 2013 and 2012, respectively. A payment default is deemed to occur as follows: (1) for scored auto and business banking loans, when the loan is two payments past due; and (2) for risk-rated business banking loans and auto loans, when the borrower has not made a loan payment by its scheduled due date after giving effect to the contractual grace period, if any.

The following table provides information about the financial effects of the various concessions granted in modifications of other consumer loans for the periods presented.

	Three months ended June 30,				Six months ended June 30,
	Auto		Business banking		Auto		Business banking
	2013	2012	2013	2012	2013	2012	2013	2012
Weighted-average interest rate of loans with interest rate reductions – before TDR	13.46%	12.55%	7.58%	8.24%	13.19%	10.99%	7.94%	8.14%
Weighted-average interest rate of loans with interest rate reductions – after TDR	4.82	5.10	6.16	6.03	4.94	4.71	5.84	6.07
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	NM	NM	1.6	0.7	NM	NM	1.5	1.0
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	NM	NM	3.8	1.9	NM	NM	3.1	2.5

Purchased credit-impaired loans
For a detailed discussion of PCI loans, including the related accounting policies, see Note 14 on pages 250–275 of JPMorgan Chase’s 2012 Annual Report.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

(in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Carrying value(a)	$19,992	$20,971	$12,976	$13,674	$4,448	$4,626	$19,320	$20,466	$56,736	$59,737
Related allowance for loan losses(b)	1,908	1,908	1,929	1,929	380	380	1,494	1,494	5,711	5,711
Loan delinquency (based on unpaid principal balance)
Current	$19,280	$20,331	$10,688	$11,078	$4,205	$4,198	$16,038	$16,415	$50,211	$52,022
30–149 days past due	639	803	643	740	592	698	1,039	1,314	2,913	3,555
150 or more days past due	1,173	1,209	1,673	2,066	1,169	1,430	4,032	4,862	8,047	9,567
Total loans	$21,092	$22,343	$13,004	$13,884	$5,966	$6,326	$21,109	$22,591	$61,171	$65,144
% of 30+ days past due to total loans	8.59%	9.01%	17.81%	20.21%	29.52%	33.64%	24.02%	27.34%	17.92%	20.14%
Current estimated LTV ratios (based on unpaid principal balance)(c)(d)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$2,600	$4,508	$674	$1,478	$237	$375	$757	$1,597	$4,268	$7,958
Less than 660	1,399	2,344	745	1,449	841	1,300	1,397	2,729	4,382	7,822
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	4,352	4,966	2,045	2,968	408	434	2,175	3,281	8,980	11,649
Less than 660	1,924	2,098	1,523	1,983	1,124	1,256	2,569	3,200	7,140	8,537
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	4,183	3,531	2,728	1,872	496	416	3,906	3,794	11,313	9,613
Less than 660	1,621	1,305	1,719	1,378	1,236	1,182	3,152	2,974	7,728	6,839
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	3,602	2,524	1,903	1,356	375	255	4,020	2,624	9,900	6,759
Less than 660	1,411	1,067	1,667	1,400	1,249	1,108	3,133	2,392	7,460	5,967
Total unpaid principal balance	$21,092	$22,343	$13,004	$13,884	$5,966	$6,326	$21,109	$22,591	$61,171	$65,144
Geographic region (based on unpaid principal balance)
California	$12,717	$13,493	$7,380	$7,877	$1,373	$1,444	$11,176	$11,889	$32,646	$34,703
New York	1,020	1,067	877	927	622	649	1,318	1,404	3,837	4,047
Illinois	476	502	401	433	314	338	547	587	1,738	1,860
Florida	1,960	2,054	942	1,023	601	651	2,210	2,480	5,713	6,208
Texas	357	385	136	148	351	368	112	118	956	1,019
New Jersey	402	423	376	401	244	260	802	854	1,824	1,938
Arizona	384	408	202	215	100	105	290	305	976	1,033
Washington	1,144	1,215	293	328	124	142	508	563	2,069	2,248
Michigan	66	70	203	211	154	163	222	235	645	679
Ohio	25	27	66	71	93	100	84	89	268	287
All other	2,541	2,699	2,128	2,250	1,990	2,106	3,840	4,067	10,499	11,122
Total unpaid principal balance	$21,092	$22,343	$13,004	$13,884	$5,966	$6,326	$21,109	$22,591	$61,171	$65,144

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

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

Approximately 21% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following tables set forth delinquency statistics for PCI junior lien home equity loans and lines of credit based on unpaid principal balance as of June 30, 2013, and December 31, 2012.

	Delinquencies
June 30, 2013	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$279	$123	$567	$13,980	6.93%
Beyond the revolving period(c)	40	14	56	1,649	6.67
HELOANs	28	13	40	983	8.24
Total	$347	$150	$663	$16,612	6.98%

	Delinquencies
December 31, 2012	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$361	$175	$591	$15,915	7.08%
Beyond the revolving period(c)	30	13	20	666	9.46
HELOANs	37	18	44	1,085	9.12
Total	$428	$206	$655	$17,666	7.30%

(a)	In general, these HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Includes loans modified into fixed rate amortizing loans.
The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the three and six months ended June 30, 2013 and 2012, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. The table excludes the cost to fund the PCI portfolios, and therefore the accretable yield does not represent net interest income expected to be earned on these portfolios.

(in millions, except ratios)	Total PCI
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$19,464	$19,717	$18,457	$19,072
Accretion into interest income	(565)	(638)	(1,138)	(1,296)
Changes in interest rates on variable-rate loans	49	(33)	(110)	(173)
Other changes in expected cash flows(a)	(342)	521	1,397	1,964
Balance at June 30	$18,606	$19,567	$18,606	$19,567
Accretable yield percentage	4.38%	4.45%	4.36%	4.47%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the three months ended June 30, 2013, other changes in expected cash flows were predominantly driven by changes in prepayment assumptions. For the six months ended June 30, 2013, other changes in expected cash flows were due to refining the expected interest cash flows on HELOCs with balloon payments, partially offset by changes in prepayment assumptions. For the three and six months ended June 30, 2012, other changes in expected cash flows were principally driven by the impact of modifications, but also related to changes in prepayment assumptions.

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

Credit card loan portfolio
The Credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans as they provide an early warning that borrowers may be experiencing difficulties (30 days past due); information on those borrowers that have been delinquent for a longer period of time (90 days past due) is also considered. In addition to delinquency rates, the geographic distribution of the loans provides insight as to the credit quality of the portfolio based on the regional economy.
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

The table below sets forth information about the Firm’s credit card loans.

(in millions, except ratios)	Jun 30, 2013	Dec 31, 2012
Loan delinquency
Current and less than 30 days past due and still accruing	$122,190	$125,309
30–89 days past due and still accruing	1,073	1,381
90 or more days past due and still accruing	1,024	1,302
Nonaccrual loans	1	1
Total retained credit card loans	$124,288	$127,993
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.69%	2.10%
% of 90+ days past due to total retained loans	0.82	1.02
Credit card loans by geographic region
California	$16,670	$17,115
New York	10,146	10,379
Texas	10,084	10,209
Illinois	7,260	7,399
Florida	6,961	7,231
New Jersey	5,351	5,503
Ohio	4,808	4,956
Pennsylvania	4,377	4,549
Michigan	3,604	3,745
Virginia	3,080	3,193
All other	51,947	53,714
Total retained credit card loans	$124,288	$127,993
Percentage of portfolio based on carrying value with estimated refreshed FICO scores(a)
Equal to or greater than 660	85.2%	84.1%
Less than 660	14.8	15.9

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

(in millions)	Jun 30, 2013	Dec 31, 2012
Impaired credit card loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$3,407	$4,189
Modified credit card loans that have reverted to pre-modification payment terms(d)	450	573
Total impaired credit card loans	$3,857	$4,762
Allowance for loan losses related to impaired credit card loans	$1,227	$1,681

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)
Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms. At June 30, 2013, and December 31, 2012, $264 million and $341 million, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. The remaining $186 million and $232 million at June 30, 2013, and December 31, 2012, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Average impaired credit card loans	$4,070	$6,196	$4,294	$6,520
Interest income on impaired credit card loans	52	80	110	169
Loan modifications
JPMorgan Chase may offer one of a number of loan modification programs to credit card borrowers who are experiencing financial difficulty. Most of the credit card loans have been modified under long-term programs for borrowers who are experiencing financial difficulties. Modifications under long-term programs involve placing the customer on a fixed payment plan, generally for 60 months. The Firm may also offer short-term programs for borrowers who may be in need of temporary relief; however, none are currently being offered. Modifications under all short- and long-term programs typically include reducing the interest rate on the credit card. Substantially all modifications are considered to be TDRs.

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
The following table provides information regarding the nature and extent of modifications of credit card loans for the periods presented.

	New enrollments
	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Short-term programs	$—	$16	$—	$47
Long-term programs	288	408	627	888
Total new enrollments	$288	$424	$627	$935
Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the periods presented.

(in millions, except weighted-average data)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Weighted-average interest rate of loans – before TDR	15.38%	15.25%	15.44%	15.91%
Weighted-average interest rate of loans – after TDR	4.27	5.17	4.88	5.36
Loans that redefaulted within one year of modification(a)	$41	$81	$85	$178

(a)
Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the loans become two payments past due. A substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. Based on historical experience, the estimated weighted-average default rate was expected to be 33.54% for credit card loans modified as of June 30, 2013, and 38.23% for credit card loans modified as of December 31, 2012.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned each loan. For further information on these risk ratings, see Notes 14 and 15 on pages 250–279 of JPMorgan Chase’s 2012 Annual Report.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate
(in millions, except ratios)	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Loans by risk ratings
Investment-grade	$64,602	$61,870	$46,400	$41,796
Noninvestment-grade:
Noncriticized	42,775	44,651	13,847	14,567
Criticized performing	2,662	2,636	3,138	3,857
Criticized nonaccrual	321	708	451	520
Total noninvestment-grade	45,758	47,995	17,436	18,944
Total retained loans	$110,360	$109,865	$63,836	$60,740
% of total criticized to total retained loans	2.70%	3.04%	5.62%	7.21%
% of nonaccrual loans to total retained loans	0.29	0.64	0.71	0.86
Loans by geographic distribution(a)
Total non-U.S.	$36,300	$35,494	$1,458	$1,533
Total U.S.	74,060	74,371	62,378	59,207
Total retained loans	$110,360	$109,865	$63,836	$60,740

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$109,825	$109,019	$63,276	$59,829
30–89 days past due and still accruing	207	119	79	322
90 or more days past due and still accruing(c)	7	19	30	69
Criticized nonaccrual	321	708	451	520
Total retained loans	$110,360	$109,865	$63,836	$60,740

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

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

(in millions, except ratios)	Multifamily		Commercial lessors
	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Real estate retained loans	$40,823	$38,030	$15,022	$14,668
Criticized exposure	1,655	2,118	1,660	1,951
% of criticized exposure to total real estate retained loans	4.05%	5.57%	11.05%	13.30%
Criticized nonaccrual	$232	$249	$182	$207
% of criticized nonaccrual to total real estate retained loans	0.57%	0.65%	1.21%	1.41%

(table continued from previous page)

Financial institutions		Government agencies		Other(d)		Total retained loans
Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012

$30,698	$22,064	$8,470	$9,183	$75,250	$79,533	$225,420	$214,446

8,681	13,760	221	356	9,953	9,914	75,477	83,248
314	395	3	5	193	201	6,310	7,094
15	8	—	—	214	198	1,001	1,434
9,010	14,163	224	361	10,360	10,313	82,788	91,776
$39,708	$36,227	$8,694	$9,544	$85,610	$89,846	$308,208	$306,222
0.83%	1.11%	0.03%	0.05%	0.48%	0.44%	2.37%	2.78%
0.04	0.02	—	—	0.25	0.22	0.32	0.47

$27,680	$26,326	$1,186	$1,582	$40,473	$39,421	$107,097	$104,356
12,028	9,901	7,508	7,962	45,137	50,425	201,111	201,866
$39,708	$36,227	$8,694	$9,544	$85,610	$89,846	$308,208	$306,222

$39,632	$36,151	$8,692	$9,516	$84,585	$88,177	$306,010	$302,692
55	62	2	28	761	1,427	1,104	1,958
6	6	—	—	50	44	93	138
15	8	—	—	214	198	1,001	1,434
$39,708	$36,227	$8,694	$9,544	$85,610	$89,846	$308,208	$306,222

(table continued from previous page)

Commercial construction and development		Other		Total real estate loans
Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
$3,202	$2,989	$4,789	$5,053	$63,836	$60,740
92	119	182	189	3,589	4,377
2.87%	3.98%	3.80%	3.74%	5.62%	7.21%
$7	$21	$30	$43	$451	$520
0.22%	0.70%	0.63%	0.85%	0.71%	0.86%

Wholesale impaired loans and loan modifications
Wholesale impaired loans are comprised of loans that have been placed on nonaccrual status and/or that have been modified in a troubled debt restructuring (“TDR”). All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on page 176 of this Form 10-Q.
The table below sets forth information about the Firm’s wholesale impaired loans.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Impaired loans
With an allowance	$285	$588	$334	$375	$13	$6	$—	$—	$179	$122	$811	$1,091
Without an allowance(a)	44	173	133	133	2	2	—	—	42	76	221	384
Total impaired loans	$329	$761	$467	$508	$15	$8	$—	$—	$221	$198	$1,032	$1,475
Allowance for loan losses related to impaired loans	$104	$205	$74	$82	$10	$2	$—	$—	$40	$30	$228	$319
Unpaid principal balance of impaired loans(b)	445	957	670	626	15	22	—	—	297	318	1,427	1,923

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at June 30, 2013, and December 31, 2012. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

The following table presents the Firm’s average impaired loans for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Commercial and industrial	$387	$892	$496	$905
Real estate	518	850	526	865
Financial institutions	11	20	9	24
Government agencies	—	12	—	14
Other	226	299	225	347
Total(a)	$1,142	$2,073	$1,256	$2,155

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three and six months ended June 30, 2013 and 2012.

Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. For further information, see Note 14 on page 252 and pages 274–275 of JPMorgan Chase’s 2012 Annual Report.
The following tables provide information about the Firm’s wholesale loans that have been modified in TDRs, including a reconciliation of the beginning and ending balances of such loans and information regarding the nature and extent of modifications during the periods presented.

Three months ended June 30, (in millions)	Commercial and industrial		Real estate		Other (b)		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Beginning balance of TDRs	$254	$419	$124	$148	$43	$97	$421	$664
New TDRs	27	$52	10	7	15	3	52	62
Increases to existing TDRs	1	19	—	—	—	—	1	19
Charge-offs post-modification	—	(6)	—	—	—	(7)	—	(13)
Sales and other(a)	(173)	(20)	(23)	(34)	(24)	(63)	(220)	(117)
Ending balance of TDRs	$109	$464	$111	$121	$34	$30	$254	$615

Six months ended June 30, (in millions)	Commercial and industrial		Real estate		Other (b)		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Beginning balance of TDRs	$575	$531	$99	$176	$22	$43	$696	$750
New TDRs	41	$56	41	10	37	66	119	132
Increases to existing TDRs	4	20	—	—	—	—	4	20
Charge-offs post-modification	(1)	(15)	(3)	(2)	—	(7)	(4)	(24)
Sales and other(a)	(510)	(128)	(26)	(63)	(25)	(72)	(561)	(263)
Ending balance of TDRs	$109	$464	$111	$121	$34	$30	$254	$615
TDRs on nonaccrual status	$102	$341	$82	$88	$27	$29	$211	$458
Additional commitments to lend to borrowers whose loans have been modified in TDRs	22	201	—	—	1	—	23	201

(a)
Sales and other are largely sales and paydowns, but also included performing loans restructured at market rates that were removed from the reported TDR balance of zero and $17 million during the three months ended June 30, 2013 and 2012, respectively, and zero and $40 million during the six months ended June 30, 2013 and 2012, respectively. Loans that have been removed continue to be evaluated along with other impaired loans to determine the asset-specific component of the allowance for loan losses (see Note 15 on pages 276–279 of JPMorgan Chase’s 2012 Annual Report).

(b)	Includes loans to Financial institutions, Government agencies and Other.
Financial effects of modifications and redefaults
Wholesale loans modified as TDRs are typically term or payment extensions and, to a lesser extent, deferrals of principal and/or interest on commercial and industrial and real estate loans. For the three months ended June 30, 2013 and 2012, the average term extension granted on wholesale loans with term or payment extensions was 0.9 years and 1.3 years, respectively. The weighted-average remaining term for all wholesale loans modified during these periods was 1.4 years and 2.8 years, respectively. Wholesale TDR loans that redefaulted within one year of the modification were $1 million and $5 million during the three months ended June 30, 2013 and 2012, respectively.

For the six months ended June 30, 2013 and 2012, the average term extension granted on wholesale loans with term or payment extensions was 2.1 years and 1.3 years, respectively. The weighted-average remaining term for all wholesale loans modified during these periods was 1.6 years and 3.6 years, respectively. Wholesale TDR loans that redefaulted within one year of the modification were $1 million and $52 million during the six months ended June 30, 2013 and 2012, respectively. A payment default is deemed to occur when the borrower has not made a loan payment by its scheduled due date after giving effect to any contractual grace period.

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

	2013					2012
Six months ended June 30, (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card	Credit card		Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$12,292	$5,501		$4,143	$21,936	$16,294	$6,999		$4,316	$27,609
Gross charge-offs	1,295	2,414		116	3,825	2,188	3,210		165	5,563
Gross recoveries	(231)	(318)		(148)	(697)	(268)	(479)		(151)	(898)
Net charge-offs/(recoveries)	1,064	2,096		(32)	3,128	1,920	2,731		14	4,665
Provision for loan losses	(531)	1,046		64	579	(423)	1,231		38	846
Other	(6)	(6)		9	(3)	(8)	—		9	1
Ending balance at June 30,	$10,691	$4,445		$4,248	$19,384	$13,943	$5,499		$4,349	$23,791

Allowance for loan losses by impairment methodology
Asset-specific(a)	$713	$1,227	(b)	$228	$2,168	$1,004	$1,977	(b)	$407	$3,388
Formula-based	4,267	3,218		4,020	11,505	7,228	3,522		3,942	14,692
PCI	5,711	—		—	5,711	5,711	—		—	5,711
Total allowance for loan losses	$10,691	$4,445		$4,248	$19,384	$13,943	$5,499		$4,349	$23,791

Loans by impairment methodology
Asset-specific	$14,251	$3,857		$1,032	$19,140	$11,614	$5,794		$1,946	$19,354
Formula-based	216,401	120,431		307,164	643,996	225,821	118,799		296,927	641,547
PCI	56,736	—		12	56,748	62,611	—		15	62,626
Total retained loans	$287,388	$124,288		$308,208	$719,884	$300,046	$124,593		$298,888	$723,527

Impaired collateral-dependent loans
Net charge-offs	$132	$—		$10	$142	$51	$—		$46	$97
Loans measured at fair value of collateral less cost to sell	3,152	—		394	3,546	887	—		671	1,558

Allowance for lending-related commitments
Beginning balance at January 1,	$7	$—		$661	$668	$7	$—		$666	$673
Provision for lending-related commitments	1	—		84	85	—	—		94	94
Other	—	—		—	—	—	—		(3)	(3)
Ending balance at June 30,	$8	$—		$745	$753	$7	$—		$757	$764

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$79	$79	$—	$—		$181	$181
Formula-based	8	—		666	674	7	—		576	583
Total allowance for lending-related commitments	$8	$—		$745	$753	$7	$—		$757	$764

Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$283	$283	$—	$—		$565	$565
Formula-based	62,303	532,359		445,189	1,039,851	62,438	534,267		419,076	1,015,781
Total lending-related commitments	$62,303	$532,359		$445,472	$1,040,134	$62,438	$534,267		$419,641	$1,016,346

(a)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

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
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line-of-Business	Transaction Type	Activity	Form 10-Q page reference
CCB	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	177
	Mortgage securitization trusts	Securitization of both originated and purchased residential mortgages	177-179
	Other securitization trusts	Securitization of originated automobile and student loans	177-179
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, automobile and student loans	177-179
	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	179
	Municipal bond vehicles		179-180
	Credit-related note and asset swap vehicles		180
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

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. See Securitization activity on page 182 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs, and Loans and excess mortgage servicing rights sold to agencies and other third-party-sponsored securitization entities on pages 182–183 of this Note for information on the Firm’s loan sales to U.S. government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
June 30, 2013(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime and Alt-A	$96.4	$2.5	$74.9	$0.5	$0.2	$0.7
Subprime	33.7	1.1	30.3	0.1	—	0.1
Option ARMs	24.5	0.2	24.2	—	—	—
Commercial and other(b)	129.2	—	92.1	1.2	2.6	3.8
Total	$283.8	$3.8	$221.5	$1.8	$2.8	$4.6

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2012(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime and Alt-A	$107.2	$2.5	$80.6	$0.3	$—	$0.3
Subprime	34.5	1.3	31.3	0.1	—	0.1
Option ARMs	26.3	0.2	26.1	—	—	—
Commercial and other(b)	127.8	—	81.8	1.5	2.8	4.3
Total	$295.8	$4.0	$219.8	$1.9	$2.8	$4.7

(a)
Excludes U.S. government agency securitizations. See Loans and excess mortgage servicing rights sold to agencies and other third-party-sponsored securitization entities on pages 182–183 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)
Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions.

(c)
The table above excludes the following: retained servicing (see Note 16 on pages 184–187 of this Form 10-Q for a discussion of MSRs); securities retained from loans sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (See Note 5 on pages 131–142 of this Form 10-Q for further information on derivatives); senior and subordinated securities of $276 million and $12 million, respectively, at June 30, 2013, and $131 million and $45 million, respectively, at December 31, 2012, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of June 30, 2013, and December 31, 2012, 69% and 74%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $418 million and $170 million of investment-grade and $284 million and $171 million of noninvestment-grade retained interests at June 30, 2013, and December 31, 2012, respectively. The retained interests in commercial and other securitizations trusts consisted of $3.7 billion and $4.1 billion of investment-grade and $163 million and $164 million of noninvestment-grade retained interests at June 30, 2013, and December 31, 2012, respectively.

Residential mortgages
For a more detailed description of the Firm’s involvement with residential mortgage securitizations, see Note 16 on page 283 of JPMorgan Chase’s 2012 Annual Report.
At June 30, 2013, and December 31, 2012, the Firm did not consolidate the assets of certain Firm-sponsored residential mortgage securitization VIEs, in which the Firm had continuing involvement, primarily due to the fact that the Firm did not hold an interest in these trusts that could potentially be significant to the trusts. See the table on page 181 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. For a more detailed description of the Firm’s involvement with commercial mortgage and other consumer securitizations, see Note 16 on page 283 of JPMorgan Chase’s 2012 Annual Report. See the table on the previous page of this Note for more information on interests held in nonconsolidated securitizations.
Re-securitizations
For a more detailed description of JPMorgan Chase’s
participation in re-securitization transactions, see Note 16 on pages 283–284 of JPMorgan Chase’s 2012 Annual Report.
During the three and six months ended June 30, 2013, the Firm transferred $2.9 billion and $7.1 billion, respectively, of securities to agency VIEs. There were no securities transferred to private-label VIEs during the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, the Firm transferred $3.1 billion and $6.0 billion, respectively, of securities to agency VIEs, and zero and $241 million, respectively, of securities to private-label VIEs.
As of June 30, 2013, and December 31, 2012, the Firm did not consolidate any agency re-securitizations. As of June 30, 2013, and December 31, 2012, the Firm consolidated $88 million and $76 million, respectively, of assets, and $3 million and $5 million, respectively, of liabilities of private-label re-securitizations. See the table on page 181 of this Note for more information on the consolidated re-securitization transactions.

As of June 30, 2013, and December 31, 2012, total assets (including the notional amount of interest-only securities) of nonconsolidated Firm-sponsored private-label re-securitization entities in which the Firm has continuing involvement were $3.8 billion and $4.6 billion, respectively. At June 30, 2013, and December 31, 2012, the Firm held approximately $2.4 billion and $2.0 billion, respectively, of interests in nonconsolidated agency re-securitization entities, and $5 million and $61 million, respectively, of senior and subordinated interests in nonconsolidated private-label re-securitization entities. See the table on page 178 of this Note for further information on interests held in nonconsolidated securitizations.
Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, see Note 16 on pages 284–285 of JPMorgan Chase’s 2012 Annual Report.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper, including commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $3.8 billion and $8.3 billion of the commercial paper issued by the Firm-administered multi-seller conduits at June 30, 2013, and December 31, 2012, which was eliminated in consolidation. The Firm’s investments were not driven by market liquidity and the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm provides lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded portion of these commitments was $12.1 billion and $10.8 billion at June 30, 2013, and December 31, 2012, respectively, which are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 21 on pages 193–197 of this Form 10-Q.
VIEs associated with investor intermediation activities
Municipal bond vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with municipal bond vehicles, see Note 16 on pages 285–286 of JPMorgan Chase’s 2012 Annual Report.

The Firm’s exposure to nonconsolidated municipal bond VIEs at June 30, 2013, and December 31, 2012, including the ratings profile of the VIEs’ assets, was as follows.

(in billions)	Fair value of assets held by VIEs	Liquidity facilities	Excess/(deficit)(a)	Maximum exposure
Nonconsolidated municipal bond vehicles
June 30, 2013	$13.5	$8.1	$5.4	$8.1
December 31, 2012	14.2	8.0	6.2	8.0

	Ratings profile of VIE assets(b)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
	Investment-grade				Noninvestment- grade
(in billions, except where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below
June 30, 2013	$2.8	$10.6	$0.1	$—	$—	$13.5	5.7
December 31, 2012	3.1	11.0	0.1	—	—	14.2	5.9

(a)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(b)	The ratings scale is presented on an S&P-equivalent basis. Prior periods have been reclassified to conform with the current presentation.

Credit-related note and asset swap vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with credit-related note and asset swap vehicles, see Note 16 on pages 286–288 of JPMorgan Chase’s 2012 Annual Report.
Exposure to nonconsolidated credit-related note and asset swap VIEs at June 30, 2013, and December 31, 2012, was as follows.

June 30, 2013 (in billions)	Net derivative receivables	Total exposure	Par value of collateral held by VIEs(a)
Credit-related notes
Static structure	$—	$—	$5.0
Managed structure	0.2	0.2	4.7
Total credit-related notes	0.2	0.2	9.7
Asset swaps	0.4	0.4	7.6
Total	$0.6	$0.6	$17.3

December 31, 2012 (in billions)	Net derivative receivables	Total exposure	Par value of collateral held by VIEs(a)
Credit-related notes
Static structure	$0.5	$0.5	$7.3
Managed structure	0.6	0.6	5.6
Total credit-related notes	1.1	1.1	12.9
Asset swaps	0.4	0.4	7.9
Total	$1.5	$1.5	$20.8

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

The Firm consolidated credit-related note vehicles with collateral fair values of $410 million and $483 million, at June 30, 2013, and December 31, 2012, respectively. These consolidated VIEs included some that were structured by the Firm where the Firm provides the credit derivative, and some that have been structured by third parties where the Firm is not the credit derivative provider. The Firm consolidated these vehicles, because it held positions in these entities that provided the Firm with control. The Firm did not consolidate any asset swap vehicles at June 30, 2013, and December 31, 2012.
VIEs sponsored by third parties
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 288 of JPMorgan Chase’s 2012 Annual Report.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of June 30, 2013, and December 31, 2012.

	Assets				Liabilities
June 30, 2013 (in billions)(a)	Trading assets – debt and equity instruments	Loans	Other(d)	Total assets(e)	Beneficial interests in VIE assets(f)	Other(g)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$49.2	$1.0	$50.2	$28.6	$—	$28.6
Firm-administered multi-seller conduits	—	18.7	0.1	18.8	15.0	—	15.0
Municipal bond vehicles	7.2	—	0.1	7.3	7.0	—	7.0
Mortgage securitization entities(b)	1.1	1.8	—	2.9	2.0	1.0	3.0
Other(c)	0.9	2.6	1.0	4.5	2.5	0.1	2.6
Total	$9.2	$72.3	$2.2	$83.7	$55.1	$1.1	$56.2

	Assets				Liabilities
December 31, 2012 (in billions)(a)	Trading assets – debt and equity instruments	Loans	Other(d)	Total assets(e)	Beneficial interests in VIE assets(f)	Other(g)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$51.9	$0.8	$52.7	$30.1	$—	$30.1
Firm-administered multi-seller conduits	—	25.4	0.1	25.5	17.2	—	17.2
Municipal bond vehicles	9.8	—	0.1	9.9	11.0	—	11.0
Mortgage securitization entities(b)	1.4	2.0	—	3.4	2.3	1.1	3.4
Other(c)	0.8	3.4	1.1	5.3	2.6	0.1	2.7
Total	$12.0	$82.7	$2.1	$96.8	$63.2	$1.2	$64.4

(a)	Excludes intercompany transactions which were eliminated in consolidation.

(b)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(c)
Primarily comprises student loan securitization entities. The Firm consolidated $2.6 billion and $3.3 billion of student loan securitization entities as of June 30, 2013, and December 31, 2012, respectively.

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

(f)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $33.1 billion and $35.0 billion at June 30, 2013, and December 31, 2012, respectively. The maturities of the long-term beneficial interests as of June 30, 2013, were as follows: $9.4 billion under one year, $17.0 billion between one and five years, and $6.7 billion over five years, all respectively.

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

Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and six months ended June 30, 2013 and 2012, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved based on the accounting rules in effect at the time of the securitization.

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013			2012
(in millions, except rates)(a)	Residential mortgage(d)	Commercial and other(f)	Residential mortgage(d)(e)	Commercial and other(f)	Residential mortgage(d)	Commercial and other(f)		Residential mortgage(d)(e)	Commercial and other(f)
Principal securitized	$443	$3,078	$—	$2,063	$1,059	$5,284	(f)	$—	$2,063
All cash flows during the period:
Proceeds from new securitizations(b)	$446	$3,149	$—	$2,161	$1,080	$5,426	(f)	$—	$2,161
Servicing fees collected	158	2	171	1	285	3		351	2
Purchases of previously transferred financial assets (or the underlying collateral)(c)	19	—	52	—	271	—		111	—
Cash flows received on interests	30	78	55	40	55	142		108	64

(a)	Excludes re-securitization transactions.

(b)
For the three and six months ended June 30, 2013, $446 million and $1.1 billion, respectively, of proceeds from residential mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy. For the three and six months June 30, 2013, $3.1 billion and $5.2 billion, respectively, of proceeds from commercial mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy and zero and $207 million, respectively, of proceeds from commercial mortgage securitizations were received as cash. For the three and six months ended June 30, 2012, $2.2 billion and $2.2 billion, respectively, of commercial mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy.

(c)	Includes cash paid by the Firm to reacquire assets from off–balance sheet, nonconsolidated entities – for example, loan repurchases due to representation and warranties and servicer clean-up calls.

(d)	Includes prime, Alt-A, subprime, and option ARMs. Excludes sales for which the Firm did not securitize the loan (including loans sold to Ginnie Mae, Fannie Mae and Freddie Mac).

(e)	There were no residential mortgage securitizations during the three months and six months ended June 30, 2012.

(f)	Includes commercial and student loan securitizations.

Loans and excess mortgage servicing rights sold to agencies and other third-party-sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess mortgage servicing rights on a nonrecourse basis, predominantly to Ginnie Mae, Fannie Mae and Freddie Mac (the “Agencies”). These loans and excess mortgage servicing rights are sold primarily for the purpose of securitization by the Agencies, which also provide credit enhancement of the loans and excess mortgage servicing rights through certain guarantee provisions. The Firm does not consolidate these securitization vehicles as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. See Note 29 on pages 308–315 of the Firm’s 2012 Annual Report for additional information about the Firm’s loan sales- and securitization-related indemnifications. See Note 16 on pages 184–187 of this Form 10-Q for additional information about the impact of the Firm’s sale of certain excess mortgage servicing rights.

The following table summarizes the activities related to loans sold to U.S. agencies and third-party-sponsored securitization entities.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Carrying value of loans sold(a)	$48,045	$43,925	$102,925	$83,733
Proceeds received from loan sales as cash	295	23	461	41
Proceeds from loans sales as securities(b)	47,223	43,436	101,392	82,691
Total proceeds received from loan sales(c)	$47,518	$43,459	$101,853	$82,732
Gains on loan sales(d)	112	56	250	91

(a)	Predominantly to U.S. government agencies.

(b)	Predominantly includes securities from U.S. government agencies that are generally sold shortly after receipt.

(c)	Excludes the value of MSRs retained upon the sale of loans. Gains on loans sales include the value of MSRs.

(d)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.

Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 21 on pages 193–197 of this Form 10-Q, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies under certain arrangements. The Firm may elect to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated Balance Sheets as a loan with a corresponding liability. As of June 30, 2013, and December 31, 2012, the Firm had recorded on its Consolidated Balance Sheets $14.6 billion and $15.6 billion, respectively of loans that either had been repurchased or for which the Firm had an option to repurchase. Predominately all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools. Additionally, real estate owned resulting from voluntary repurchases of loans was $1.8 billion and $1.6 billion as of June 30, 2013, and December 31, 2012, respectively. Substantially all of these loans and real estate owned are insured or guaranteed by U.S. government agencies and reimbursement is proceeding normally. For additional information, refer to Note 13 on pages 153–175 of this Form 10-Q and Note 14 on pages 250–275 of JPMorgan Chase’s 2012 Annual Report.

JPMorgan Chase’s interest in securitized assets held at fair value
The following table outlines the key economic assumptions used to determine the fair value, as of June 30, 2013, and December 31, 2012, of certain of the Firm’s retained interests in nonconsolidated VIEs (other than MSRs), that are valued using modeling techniques. The table also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of MSRs, see Note 16 on pages 184–187 of this Form 10-Q.

	Commercial and other
(in millions, except rates and where otherwise noted)(a)	June 30, 2013	December 31, 2012
JPMorgan Chase interests in securitized assets	$1,217	$1,488
Weighted-average life (in years)	6.1	6.1
Weighted-average discount rate(b)	4.8%	4.1%
Impact of 10% adverse change	$(35)	$(34)
Impact of 20% adverse change	(64)	(65)

(a)
The Firm’s interests in prime mortgage securitizations were $702 million and $341 million, as of June 30, 2013, and December 31, 2012, respectively. These include retained interests in Alt-A loans and re-securitization transactions. The Firm’s interests in subprime mortgage securitizations were $65 million and $68 million, as of June 30, 2013, and December 31, 2012, respectively.

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

Loan delinquencies and liquidation losses

The table below includes information about components of nonconsolidated securitized financial assets, in which the Firm has continuing involvement, and delinquencies as of June 30, 2013, and December 31, 2012, respectively; and liquidation losses for the three and six months ended June 30, 2013 and 2012, respectively.

					Liquidation losses
	Securitized assets		90 days past due		Three months ended June 30,		Six months ended June 30,
(in millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	2013	2012	2013	2012
Securitized loans(a)
Residential mortgage:
Prime mortgage(b)	$74,919	$80,572	$11,972	$16,270	$1,007	$2,125	$2,245	$3,824
Subprime mortgage	30,271	31,264	8,915	10,570	756	320	1,539	1,121
Option ARMs	24,253	26,095	5,384	6,595	303	634	714	1,250
Commercial and other	92,075	81,834	2,820	4,077	184	292	330	521
Total loans securitized(c)	$221,518	$219,765	$29,091	$37,512	$2,250	$3,371	$4,828	$6,716

(a)
Total assets held in securitization-related SPEs were $283.8 billion and $295.8 billion, respectively, at June 30, 2013, and December 31, 2012. The $221.5 billion and $219.8 billion, respectively, of loans securitized at June 30, 2013, and December 31, 2012, excluded: $58.5 billion and $72.0 billion, respectively, of securitized loans in which the Firm has no continuing involvement, and $3.8 billion and $4.0 billion, respectively, of loan securitizations consolidated on the Firm’s Consolidated Balance Sheets at June 30, 2013, and December 31, 2012.

(b)	Includes Alt-A loans.

(c)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

Note 16 – Goodwill and other intangible assets
For a discussion of the accounting policies related to goodwill and other intangible assets, see Note 17 on pages 291–295 of JPMorgan Chase’s 2012 Annual Report.
Goodwill and other intangible assets consist of the following.

(in millions)	June 30, 2013	December 31, 2012
Goodwill	$48,057	$48,175
Mortgage servicing rights	9,335	7,614
Other intangible assets:
Purchased credit card relationships	$221	$295
Other credit card-related intangibles	201	229
Core deposit intangibles	255	355
Other intangibles	1,274	1,356
Total other intangible assets	$1,951	$2,235
The following table presents goodwill attributed to the business segments.

(in millions)	June 30, 2013	December 31, 2012
Consumer & Community Banking	$30,971	$31,048
Corporate & Investment Bank	6,869	6,895
Commercial Banking	2,862	2,863
Asset Management	6,978	6,992
Corporate/Private Equity	377	377
Total goodwill	$48,057	$48,175

The following table presents changes in the carrying amount of goodwill.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Balance at beginning of period(a)	$48,067	$48,208	$48,175	$48,188
Changes during the period from:
Business combinations	11	10	36	20
Dispositions	(5)	(4)	(5)	(4)
Other(b)	(16)	(83)	(149)	(73)
Balance at June 30,(a)	$48,057	$48,131	$48,057	$48,131

(a)	Reflects gross goodwill balances as the Firm has not recognized any impairment losses to date.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.
Goodwill was not impaired at June 30, 2013, or December 31, 2012, nor was any goodwill written off due to impairment during the three and six months ended June 30, 2013 and 2012.
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
Mortgage servicing rights
Mortgage servicing rights represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. For a further description of the MSR asset, interest rate risk management, and the valuation of MSRs, see Note 17 on pages 291–295 of JPMorgan Chase’s 2012 Annual Report and Note 3 on pages 114–127 of this Form 10-Q.

The following table summarizes MSR activity for the three and six months ended June 30, 2013 and 2012.

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2013	2012	2013		2012
Fair value at beginning of period	$7,949	$8,039	$7,614		$7,223
MSR activity:
Originations of MSRs	652	524	1,342		1,096
Purchase of MSRs	3	2	(3)		3
Disposition of MSRs	(19)	—	(418)	(g)	—
Net additions	636	526	921		1,099

Changes due to collection/realization of expected cash flows(a)	(288)	(328)	(547)		(681)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	1,074	(1,195)	1,620		(551)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)(c)	—	(77)	290		(295)
Discount rates	—	—	(78)		—
Prepayment model changes and other(d)	(36)	153	(485)		323
Total changes in valuation due to other inputs and assumptions	(36)	76	(273)		28
Total changes in valuation due to inputs and assumptions(a)	1,038	(1,119)	1,347		(523)
Fair value at June 30,(e)	$9,335	$7,118	$9,335		$7,118
Change in unrealized gains/(losses) included in income related to MSRs held at June 30,	$1,038	$(1,119)	$1,347		$(523)
Contractual service fees, late fees and other ancillary fees included in income	$835	$949	$1,704		$1,982
Third-party mortgage loans serviced at June 30, (in billions)	$839	$868	$839		$868
Servicer advances at June 30, (in billions)(f)	$10.1	$10.2	$10.1		$10.2

(a)
Included changes related to commercial real estate of $(3) million for the three months ended June 30, 2012, and $(2) million and $(5) million for the six months ended June 30, 2013 and 2012, respectively.

(b)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(c)	For the six months ended June 30, 2013, the increase was driven by the inclusion in the MSR valuation model of servicing fees receivable on certain delinquent loans.

(d)
Represents changes in prepayments other than those attributable to changes in market interest rates. For the six months ended June 30, 2013, the decrease was driven by changes in the inputs and assumptions used to derive prepayment speeds, primarily increases in home prices.

(e)	Included $21 million and $26 million related to commercial real estate at June 30, 2013 and 2012, respectively.

(f)
Represents amounts the Firm pays as the servicer (e.g., scheduled principal and interest to a trust, taxes and insurance), which will generally be reimbursed within a short period of time after the advance from future cash flows from the trust or the underlying loans. The Firm’s credit risk associated with these advances is minimal because reimbursement of the advances is typically senior to all cash payments to investors. In addition, the Firm maintains the right to stop payment to investors if the collateral is insufficient to cover the advance.

(g)
Includes excess mortgage servicing rights transferred to an agency-sponsored trust in exchange for stripped mortgage backed securities (“SMBS”). A portion of the SMBS was acquired by third parties at the transaction date; the Firm acquired and has retained the remaining balance of those SMBS as trading securities.

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Mortgage fees and related income
Net production revenue:
Production revenue	$1,064	$1,362	$2,059	$2,794
Repurchase losses	16	(10)	(65)	(312)
Net production revenue	1,080	1,352	1,994	2,482
Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	945	1,004	1,881	2,043
Changes in MSR asset fair value due to collection/realization of expected cash flows	(285)	(327)	(543)	(678)
Total operating revenue	660	677	1,338	1,365
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	1,072	(1,193)	1,618	(549)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(36)	76	(273)	28
Change in derivative fair value and other	(957)	1,353	(1,408)	947
Total risk management	79	236	(63)	426
Net mortgage servicing revenue	739	913	1,275	1,791
All other	4	—	6	2
Mortgage fees and related income	$1,823	$2,265	$3,275	$4,275

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices). For the six months ended June 30, 2013, the decrease was driven by changes in the inputs and assumptions used to derive prepayment speeds, primarily increases in home prices.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at June 30, 2013, and December 31, 2012, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	June 30, 2013	December 31, 2012
Weighted-average prepayment speed assumption (“CPR”)	8.82%	13.04%
Impact on fair value of 10% adverse change	$(410)	$(517)
Impact on fair value of 20% adverse change	(795)	(1,009)
Weighted-average option adjusted spread	7.80%	7.61%
Impact on fair value of 100 basis points adverse change	$(386)	$(306)
Impact on fair value of 200 basis points adverse change	(744)	(591)
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
Other intangible assets
The $284 million decrease in other intangible assets during the six months ended June 30, 2013, was due to amortization.

The components of credit card relationships, core deposits and other intangible assets were as follows.

	June 30, 2013			December 31, 2012
(in millions)	Gross amount(a)	Accumulated amortization(a)	Net carrying value	Gross amount	Accumulated amortization	Net carrying value
Purchased credit card relationships	$3,540	$3,319	$221	$3,775	$3,480	$295
Other credit card-related intangibles	541	340	201	850	621	229
Core deposit intangibles	4,133	3,878	255	4,133	3,778	355
Other intangibles(b)	2,375	1,101	1,274	2,390	1,034	1,356

(a)	The decrease in the gross amount and accumulated amortization from December 31, 2012, was due to the removal of fully amortized assets.

(b)	Includes intangible assets of approximately $600 million consisting primarily of asset management advisory contracts, which were determined to have an indefinite life and are not amortized.
Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and other intangible assets.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Purchased credit card relationships	$52	$67	$105	$136
Other credit card-related intangibles	15	27	29	54
Core deposit intangibles	50	61	100	122
Other intangibles	35	36	70	72
Total amortization expense	$152	$191	$304	$384

Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and other intangible assets at June 30, 2013.

For the year (in millions)	Purchased credit card relationships	Other credit card-related intangibles	Core deposit intangibles	Other intangibles	Total
2013(a)	$196	$57	$196	$135	$584
2014	96	50	102	118	366
2015	12	40	26	98	176
2016	9	34	14	90	147
2017	5	29	13	90	137

(a)
Includes $105 million, $29 million, $100 million and $70 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the six months ended June 30, 2013.

Note 17 – Deposits
For further discussion on deposits, see Note 19 on page 296 of JPMorgan Chase’s 2012 Annual Report.
At June 30, 2013, and December 31, 2012, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	June 30, 2013	December 31, 2012
U.S. offices
Noninterest-bearing	$362,314	$380,320
Interest-bearing:
Demand(a)	63,515	53,980
Savings(b)	424,722	407,710
Time (included $5,303 and $5,140 at fair value)(c)	91,854	90,416
Total interest-bearing deposits	580,091	552,106
Total deposits in U.S. offices	942,405	932,426
Non-U.S. offices
Noninterest-bearing	19,515	17,845
Interest-bearing:
Demand	189,925	195,395
Savings	1,293	1,004
Time (included $535 and $593 at fair value)(c)	49,812	46,923
Total interest-bearing deposits	241,030	243,322
Total deposits in non-U.S. offices	260,545	261,167
Total deposits	$1,202,950	$1,193,593

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4 on pages 214–216 of JPMorgan Chase’s 2012 Annual Report.

Note 18 – Earnings per share
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 24 on page 301 of JPMorgan Chase’s 2012 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2013 and 2012.

(in millions, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic earnings per share
Net income	$6,496	$4,960	$13,025	$9,884
Less: Preferred stock dividends	204	158	386	315
Net income applicable to common equity	6,292	4,802	12,639	9,569
Less: Dividends and undistributed earnings allocated to participating securities	191	168	407	359
Net income applicable to common stockholders	$6,101	$4,634	$12,232	$9,210
Total weighted-average basic shares outstanding	3,782.4	3,808.9	3,800.3	3,813.9
Net income per share	$1.61	$1.22	$3.22	$2.41

Diluted earnings per share
Net income applicable to common stockholders	$6,101	$4,634	$12,232	$9,210
Total weighted-average basic shares outstanding	3,782.4	3,808.9	3,800.3	3,813.9
Add: Employee stock options, SARs and warrants(a)	31.9	11.6	30.3	13.1
Total weighted-average diluted shares outstanding(b)	3,814.3	3,820.5	3,830.6	3,827.0
Net income per share	$1.60	$1.21	$3.19	$2.41

(a)
Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans and the warrants originally issued in 2008 under the U.S. Treasury’s Capital Purchase Program to purchase shares of the Firm’s common stock. The aggregate number of shares issuable upon the exercise of such options and warrants was 8 million and 159 million for the three months ended June 30, 2013 and 2012, respectively, and 11 million and 164 million for the six months ended June 30, 2013 and 2012, respectively.

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

As of or for the three months ended June 30, 2013	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at April 1, 2013	$6,228	(b)	$(108)	$58	$(2,687)	$3,491
Net change	(3,091)	(c)	(38)	(290)	64	(3,355)
Balance at June 30, 2013	$3,137	(b)	$(146)	$(232)	$(2,623)	$136

As of or for the three months ended June 30, 2012	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at April 1, 2012	$5,139	(b)	$101	$16	$(2,611)	$2,645
Net change	(325)	(d)	(189)	73	68	(373)
Balance at June 30, 2012	$4,814	(b)	$(88)	$89	$(2,543)	$2,272

As of or for the six months ended June 30, 2013	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2013	$6,868	(b)	$(95)	$120	$(2,791)	$4,102
Net change	(3,731)	(c)	(51)	(352)	168	(3,966)
Balance at June 30, 2013	$3,137	(b)	$(146)	$(232)	$(2,623)	$136

As of or for the six months ended June 30, 2012	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2012	$3,565	(b)	$(26)	$51	$(2,646)	$944
Net change	1,249	(e)	(62)	38	103	1,328
Balance at June 30, 2012	$4,814	(b)	$(88)	$89	$(2,543)	$2,272

(a)	Represents the after-tax difference between the fair value and amortized cost of securities accounted for as AFS.

(b)
Included after-tax unrealized losses not related to credit on debt securities for which credit losses have been recognized in income of $(56) million at January 1, 2012, $(48) million at April 1, 2012, and $(101) million at June 30, 2012. There were no such losses at January 1, 2013, April 1, 2013, and June 30, 2013.

(c)
The net change for the three and six months ended June 30, 2013, was primarily related to the decline in fair value of U.S. government agency issued MBS and obligations of U.S. states and municipalities due to market changes, as well as to net realized gains.

(d)
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

The following table presents the pretax and after-tax changes in the components of other comprehensive income/(loss).

	2013			2012
Three months ended June 30, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on AFS securities:
Net unrealized gains/(losses) arising during the period	$(4,947)	$1,931	$(3,016)	$479	$(186)	$293
Reclassification adjustment for realized (gains)/losses included in net income(a)	(124)	49	(75)	(1,014)	396	(618)
Net change	(5,071)	1,980	(3,091)	(535)	210	(325)
Translation adjustments:
Translation(b)	(607)	223	(384)	(765)	282	(483)
Hedges(b)	571	(225)	346	480	(186)	294
Net change	(36)	(2)	(38)	(285)	96	(189)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(512)	201	(311)	128	(51)	77
Reclassification adjustment for realized (gains)/losses included in net income(c)	34	(13)	21	(5)	1	(4)
Net change	(478)	188	(290)	123	(50)	73
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	37	(15)	22	32	(13)	19
Reclassification adjustments included in net income(d):
Amortization of net loss	79	(31)	48	79	(32)	47
Prior service costs/(credits)	(11)	5	(6)	(10)	4	(6)
Foreign exchange and other	(1)	1	—	12	(4)	8
Net change	104	(40)	64	113	(45)	68
Total other comprehensive income/(loss)	$(5,481)	$2,126	$(3,355)	$(584)	$211	$(373)

	2013			2012
Six months ended June 30, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on AFS securities:
Net unrealized gains/(losses) arising during the period	$(5,462)	$2,116	$(3,346)	$3,597	$(1,403)	$2,194
Reclassification adjustment for realized (gains)/losses included in net income(a)	(633)	248	(385)	(1,550)	605	(945)
Net change	(6,095)	2,364	(3,731)	2,047	(798)	1,249
Translation adjustments:
Translation(b)	(1,034)	381	(653)	(305)	113	(192)
Hedges(b)	991	(389)	602	213	(83)	130
Net change	(43)	(8)	(51)	(92)	30	(62)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(642)	252	(390)	87	(34)	53
Reclassification adjustment for realized (gains)/losses included in net income(c)	63	(25)	38	(25)	10	(15)
Net change	(579)	227	(352)	62	(24)	38
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	85	(25)	60	34	(13)	21
Reclassification adjustments included in net income(d):
Amortization of net loss	160	(62)	98	162	(64)	98
Prior service costs/(credits)	(22)	9	(13)	(21)	8	(13)
Foreign exchange and other	36	(13)	23	(6)	3	(3)
Net change	259	(91)	168	169	(66)	103
Total other comprehensive income/(loss)	$(6,458)	$2,492	$(3,966)	$2,186	$(858)	$1,328

(a)	The pretax amount is reported in securities gains in the Consolidated Statements of Income.

(b)
Reclassifications of pretax realized gains/(losses) on translation adjustments and related hedges are reported in other income in the Consolidated Statements of Income. The amounts were not material for the three and six months ended June 30, 2013.

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
There are two categories of risk-based capital: Tier 1 capital and Tier 2 capital. Tier 1 capital consists of common stockholders’ equity, perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred securities, less goodwill and certain other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, subordinated long-term debt and other instruments qualifying as Tier 2 capital, and the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets (“RWA”). Total capital is Tier 1 capital plus Tier 2 capital. RWA consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets, such as lending-related commitments, guarantees, and derivatives, are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit-equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. RWA also incorporate a measure for the market risk related to applicable trading assets–debt and equity instruments, and foreign exchange and commodity derivatives. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total RWA.

Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and Total capital to RWA, as well as minimum leverage ratios (which are defined as Tier 1 capital divided by adjusted quarterly average assets). Failure to meet these minimum requirements could cause the Federal Reserve to take action. Banking subsidiaries also are subject to these capital requirements by their respective primary regulators. As of June 30, 2013, and December 31, 2012, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.
The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at June 30, 2013, and December 31, 2012. These amounts are determined in accordance with regulations issued by the Federal Reserve and/or OCC. The table reflects the Firm’s and JPMorgan Chase Bank, N.A.’s implementation of rules that provide for additional capital requirements for trading positions and securitizations (“Basel 2.5”). Basel 2.5 rules became effective for the Firm and JPMorgan Chase Bank, N.A. on January 1, 2013. The implementation of these rules in the first quarter of 2013 resulted in an increase of approximately $150 billion and $140 billion, respectively, in the Firm’s and JPMorgan Chase Bank, N.A.’s risk-weighted assets compared with the Basel I rules at March 31, 2013. The implementation of these rules also resulted in decreases of the Firm’s Tier 1 capital and Total capital ratios of 140 basis points and 160 basis points, respectively, at March 31, 2013, and decreases of JPMorgan Chase Bank, N.A.’s Tier 1 capital and Total capital ratios of 130 basis points and 150 basis points, respectively, at March 31, 2013. Implementation of Basel 2.5 in the first quarter of 2013 did not impact Chase Bank USA, N.A.’s RWA or Tier 1 capital and Total capital ratios.

	JPMorgan Chase & Co.(d)		JPMorgan Chase Bank, N.A.(d)		Chase Bank USA, N.A.(d)		Well-capitalized ratios(e)		Minimum capital ratios(e)
(in millions, except ratios)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Regulatory capital
Tier 1(a)	$164,027	$160,002	$120,912	$111,827	$11,142	$9,648
Total	199,148	194,036	155,502	146,870	14,582	13,131

Assets
Risk-weighted(b)	$1,410,081	$1,270,378	$1,207,865	$1,094,155	$101,014	$103,593
Adjusted average(c)	2,333,416	2,243,242	1,905,940	1,815,816	104,119	103,688

Capital ratios
Tier 1(a)	11.6%	12.6%	10.0%	10.2%	11.0%	9.3%	6.0%		4.0%
Total	14.1	15.3	12.9	13.4	14.4	12.7	10.0		8.0
Tier 1 leverage	7.0	7.1	6.3	6.2	10.7	9.3	5.0	(f)	3.0	(g)

(a)
At June 30, 2013, trust preferred securities included in Tier 1 capital were $5.3 billion and $600 million, for JPMorgan Chase and JPMorgan Chase Bank, N.A., respectively. If these securities were excluded from the calculation at June 30, 2013, Tier 1 capital would be $158.8 billion and $120.3 billion, respectively, and the Tier 1 capital ratio would be 11.3% and 10.0%, respectively. At June 30, 2013, Chase Bank USA, N.A. had no trust preferred securities.

(b)
Included off–balance sheet RWA at June 30, 2013, of $318.5 billion, $309.0 billion and $14 million, and at December 31, 2012, of $304.5 billion, $297.1 billion and $16 million, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., respectively.

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

Note:
Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $242 million and $291 million at June 30, 2013, and December 31, 2012, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $2.6 billion and $2.5 billion at June 30, 2013, and December 31, 2012, respectively.

A reconciliation of the Firm’s Total stockholders’ equity to Tier 1 capital and Total qualifying capital is presented in the table below.

(in millions)	June 30, 2013	December 31, 2012
Tier 1 capital
Total stockholders’ equity	$209,239	$204,069
Effect of certain items in AOCI excluded from Tier 1 capital	(282)	(4,198)
Qualifying hybrid securities and noncontrolling interests(a)	5,618	10,608
Less: Goodwill(b)	45,414	45,663
Other intangible assets(b)	2,220	2,311
Fair value DVA on structured notes and derivative liabilities related to the Firm’s credit quality	1,869	1,577
Investments in certain subsidiaries and other	1,045	926
Total Tier 1 capital	164,027	160,002
Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	17,406	18,061
Qualifying allowance for credit losses	17,723	15,995
Other	(8)	(22)
Total Tier 2 capital	35,121	34,034
Total qualifying capital	$199,148	$194,036

(a)	Primarily includes trust preferred securities of certain business trusts.

(b)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

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
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at June 30, 2013, and December 31, 2012. The amounts in the table below for lending-related commitments represent the total available credit, inclusive of certain non-legally binding lines of credit. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel these non-legally binding lines of credit by providing the borrower notice or, in some cases, without notice as permitted by law. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower. Also, the Firm typically closes credit card lines when the borrower is 60 days or more past due.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(g)
	Jun 30, 2013					Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$2,501	$4,609	$4,764	$2,348	$14,222	$15,180	$—	$—
Home equity – junior lien	4,128	7,366	5,815	2,456	19,765	21,796	—	—
Prime mortgage	7,701	—	—	—	7,701	4,107	—	—
Subprime mortgage	—	—	—	—	—	—	—	—
Auto	8,194	227	146	29	8,596	7,185	1	1
Business banking	10,225	595	98	375	11,293	11,092	7	6
Student and other	108	144	5	469	726	796	—	—
Total consumer, excluding credit card	32,857	12,941	10,828	5,677	62,303	60,156	8	7
Credit card	532,359	—	—	—	532,359	533,018	—	—
Total consumer	565,216	12,941	10,828	5,677	594,662	593,174	8	7
Wholesale:
Other unfunded commitments to extend credit(a)(b)	61,810	83,940	99,091	6,284	251,125	243,225	455	377
Standby letters of credit and other financial guarantees(a)(b)(c)	26,108	32,013	35,514	1,463	95,098	100,929	634	647
Unused advised lines of credit	80,776	11,740	822	372	93,710	85,087	—	—
Other letters of credit(a)	4,308	1,112	58	61	5,539	5,573	2	2
Total wholesale	173,002	128,805	135,485	8,180	445,472	434,814	1,091	1,026
Total lending-related	$738,218	$141,746	$146,313	$13,857	$1,040,134	$1,027,988	$1,099	$1,033
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(d)	$189,113	$—	$—	$—	$189,113	$166,493	NA	NA
Derivatives qualifying as guarantees	1,386	1,280	16,942	37,297	56,905	61,738	$115	$42
Unsettled reverse repurchase and securities borrowing agreements(e)	56,657	—	—	—	56,657	34,871	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	2,476	2,811
Loans sold with recourse	NA	NA	NA	NA	8,600	9,305	140	141
Other guarantees and commitments(f)	554	327	1,472	4,248	6,601	6,780	(108)	(75)

(a)
At June 30, 2013, and December 31, 2012, reflects the contractual amount net of risk participations totaling $406 million and $473 million, respectively, for other unfunded commitments to extend credit; $15.8 billion and $16.6 billion, respectively, for standby letters of credit and other financial guarantees; and $609 million and $690 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(b)
At June 30, 2013, and December 31, 2012, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other nonprofit entities of $39.9 billion and $44.5 billion, respectively. These commitments also include liquidity facilities to nonconsolidated municipal bond VIEs; for further information, see Note 15 on pages 177–184 of this Form 10-Q.

(c)	At June 30, 2013, and December 31, 2012, included unissued standby letters of credit commitments of $42.6 billion and $44.4 billion, respectively.

(d)
At June 30, 2013, and December 31, 2012, collateral held by the Firm in support of securities lending indemnification agreements was $189.9 billion and $165.1 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(e)
At June 30, 2013, and December 31, 2012, the amount of commitments related to forward-starting reverse repurchase agreements and securities borrowing agreements were $11.1 billion and $13.2 billion, respectively. Commitments related to unsettled reverse repurchase agreements and securities borrowing agreements with regular-way settlement periods were $45.6 billion and $21.7 billion, at June 30, 2013, and December 31, 2012, respectively.

(f)
At June 30, 2013, and December 31, 2012, included unfunded commitments of $251 million and $370 million, respectively, to third-party private equity funds; and $1.5 billion, for both periods, to other equity investments. These commitments included $225 million and $333 million, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 114–127 of this Form 10-Q. In addition, at June 30, 2013, and December 31, 2012, included letters of credit hedged by derivative transactions and managed on a market risk basis of $4.6 billion and $4.5 billion, respectively.

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
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged and acquisition finance activities, which were $10.1 billion and $8.8 billion at June 30, 2013, and December 31, 2012, respectively. For further information, see Note 3 and Note 4 on pages 114–127 and 128–130 respectively, of this Form 10-Q.
In addition, the Firm acts as a clearing and custody bank in the U.S. tri-party repurchase transaction market. In its role as clearing and custody bank, the Firm is exposed to intra-day credit risk of the cash borrowers, usually broker-dealers; however, this exposure is secured by collateral and typically extinguished through the settlement process by the end of the day. For the three months ended June 30, 2013, the tri-party repurchase daily balances averaged $332 billion.

Guarantees
The Firm considers the following off–balance sheet lending-related arrangements to be guarantees under U.S. GAAP: standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 29 on pages 308–315 of JPMorgan Chase’s 2012 Annual Report. The recorded amounts of the liabilities related to guarantees and indemnifications at June 30, 2013, and December 31, 2012, excluding the allowance for credit losses on lending-related commitments, are discussed below.
Standby letters of credit and other financial guarantees
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $636 million and $649 million at June 30, 2013, and December 31, 2012, respectively, which were classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values included $290 million and $284 million, respectively, for the allowance for lending-related commitments, and $346 million and $365 million, respectively, for the guarantee liability and corresponding asset.

The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of June 30, 2013, and December 31, 2012.
Standby letters of credit, other financial guarantees and other letters of credit

	June 30, 2013		December 31, 2012
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$72,107	$4,329	$77,081	$3,998
Noninvestment-grade(a)	22,991	1,210	23,848	1,575
Total contractual amount	$95,098	$5,539	$100,929	$5,573
Allowance for lending-related commitments	$288	$2	$282	$2
Commitments with collateral	41,002	1,498	42,654	1,145

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, see Note 29 on pages 308–315 of JPMorgan Chase’s 2012 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $56.9 billion and $61.7 billion at June 30, 2013, and December 31, 2012, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value contracts is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $26.7 billion and $26.5 billion and the maximum exposure to loss was $2.8 billion at both June 30, 2013, and December 31, 2012. The fair values of the contracts reflect the probability of whether the Firm will be required to perform under the contract. The fair value related to derivatives that the Firm deems to be guarantees were derivative payables of $170 million and $122 million and derivative receivables of $55 million and $80 million at June 30, 2013, and December 31, 2012, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5 on pages 141–142 of this Form 10-Q.
Loan sales- and securitization-related indemnifications
Mortgage repurchase liability
In connection with the Firm’s loan sale and securitization activities with the GSEs and other loan sale and private-label securitization transactions, as described in Note 15 on pages 177–184 of this Form 10-Q, and Note 16 on pages 280–291 of JPMorgan Chase’s 2012 Annual Report, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties. Generally, the maximum amount of future payments the Firm would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers (including securitization-related SPEs) plus, in certain circumstances, accrued interest on such loans and certain expense.
There have been generalized allegations, as well as specific demands, that the Firm repurchase loans sold or deposited into private-label securitizations (including claims from insurers that have guaranteed certain obligations of the securitization trusts). Although the Firm encourages parties to use the contractual repurchase process established in the governing agreements, these private-label repurchase claims have generally manifested themselves through threatened or pending litigation. Accordingly, the liability related to repurchase demands associated with all of the private-label securitizations is separately evaluated by the Firm in establishing its litigation reserves. For additional information regarding litigation, see Note 23 on pages 198–206 of this Form 10-Q and Note 31 on pages 316–325 of JPMorgan Chase’s 2012 Annual Report.
The Firm has recognized a mortgage repurchase liability of $2.5 billion and $2.8 billion, as June 30, 2013, and December 31, 2012, respectively. This repurchase liability is reported in accounts payable and other liabilities net of probable recoveries from third-party originators of $403 million and $441 million at June 30, 2013, and December 31, 2012, respectively. The Firm’s mortgage repurchase liability is intended to cover losses associated with all loans previously sold in connection with loan sale and securitization transactions with the GSEs, regardless of when those losses occur or how they are ultimately resolved (e.g., repurchase, make-whole payment).
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
While the Firm uses the best information available to it in estimating its mortgage repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts accrued as of June 30, 2013, are reasonably possible. The Firm believes the estimate of the range of reasonably possible losses, in excess of its established repurchase liability, is from $0 to approximately $0.7 billion at June 30, 2013. This estimated range of reasonably possible loss considers the Firm’s GSE-related exposure based on an assumed peak to trough decline in home prices of 32%, which is an additional 6 percentage point decline in home prices beyond the Firm’s current assumptions derived from a nationally recognized home price index. Although the Firm does not consider a further decline in home prices of this magnitude likely to occur, such a decline could increase the levels of loan delinquencies, which may, in turn, increase the level of repurchase demands from the GSEs and potentially result in additional repurchases of loans at greater loss severities and thereby increase the Firm’s mortgage repurchase liability.

The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.

Summary of changes in mortgage repurchase liability(a)
	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Repurchase liability at beginning of period	$2,674	$3,516	$2,811	$3,557
Net realized losses(b)	(191)	(259)	(403)	(623)
Provision for repurchase losses(c)	(7)	36	68	359
Repurchase liability at end of period	$2,476	$3,293	$2,476	$3,293

(a)	All mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves.

(b)
Realized repurchase losses are presented net of third-party recoveries and include principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. Make-whole settlements were $133 million and $107 million for the three months ended June 30, 2013 and 2012, respectively and $254 million and $293 million for the six months ended June 30, 2013 and 2012, respectively.

(c)
Included $6 million and $28 million of provision related to new loan sales for the three months ended June 30, 2013 and 2012, respectively and $14 million and $55 million of provision related to new loan sales for the six months ended June 30, 2013 and 2012, respectively.

Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At June 30, 2013, and December 31, 2012, the unpaid principal balance of loans sold with recourse totaled $8.6 billion and $9.3 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, was $140 million and $141 million at June 30, 2013, and December 31, 2012, respectively.

Note 22 – Pledged assets and collateral
For a discussion of the Firm’s pledged assets and collateral, see Note 30 on pages 315–316 of JPMorgan Chase’s 2012 Annual Report.
Pledged assets
At June 30, 2013, assets were pledged to collateralize repurchase and other securities financing agreements, maintain potential borrowing capacity with central banks and for other purposes, including to secure borrowings and public deposits. Certain of these pledged assets may be sold or repledged by the secured parties and are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets. In addition, at June 30, 2013, and December 31, 2012, the Firm had pledged $292.8 billion and $291.7 billion, respectively, of financial instruments it owns that may not be sold or repledged by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 15 on pages 177–184 of this Form 10-Q, and Note 16 on pages 280–291 of JPMorgan Chase’s 2012 Annual Report, for additional information on assets and liabilities of consolidated VIEs.
Collateral
At June 30, 2013, and December 31, 2012, the Firm had accepted assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of approximately $723.7 billion and $757.1 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, approximately $598.6 billion and $545.0 billion, respectively, were sold or repledged, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales and to collateralize deposits and derivative agreements.

Note 23 – Litigation
Contingencies
As of June 30, 2013, the Firm and its subsidiaries are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $6.8 billion at June 30, 2013. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm is involved, taking into account the Firm’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Firm does not believe that an estimate can currently be made. The Firm’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in many such proceedings of multiple defendants (including the Firm) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Firm’s estimate will change from time to time, and actual losses may be more or less than the current estimate.
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
There are currently two civil actions pending in the United States District Court for the Southern District of New York relating to the Funds. The first pending action, brought by the Joint Voluntary Liquidators of the Cayman Islands feeder funds, alleges that the Bear Stearns defendants mismanaged the Funds. This action alleges net losses of approximately $700 million and seeks compensatory and punitive damages. The parties reached an agreement to resolve the litigation for $257 million. In June 2013, the Grand Court of the Cayman Islands approved the settlement and subsequently the U.S. District Court dismissed the action with leave to reinstate if settlement conditions are not met. The second action was brought by Bank of America and Banc of America Securities LLC (together “BofA”) alleging breach of contract, fraud and breach of fiduciary duty in connection with a $4 billion securitization in May 2007 known as a “CDO-squared,” for which BSAM served as collateral manager. This securitization was composed of certain collateralized debt obligation holdings that were purchased by BofA from the Funds. BofA currently seeks damages up to approximately $540 million. Motions for summary judgment are pending.
Bear Stearns Shareholder Litigation and Related Matters. Various shareholders of Bear Stearns have commenced purported class actions against Bear Stearns and certain of its former officers and/or directors on behalf of all persons who purchased or otherwise acquired common stock of Bear Stearns between December 14, 2006, and March 14,

2008 (the “Class Period”). The actions alleged that the defendants issued materially false and misleading statements regarding Bear Stearns’ business and financial results and that, as a result of those false statements, Bear Stearns’ common stock traded at artificially inflated prices during the Class Period. In November 2012, the United States District Court for the Southern District of New York granted final approval of a $275 million settlement. Certain investors have elected not to participate in the class settlement, and some of them have proceeded separately with individual actions or arbitrations and others may do likewise.
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
CIO Investigations and Litigation. The Firm is responding to a consolidated shareholder class action, a consolidated class action brought under the Employee Retirement Income Security Act (“ERISA”) and shareholder derivative actions that have been filed in New York state court and the United States District Court for the Southern District of New York, as well as shareholder demands and government investigations, relating to losses in the synthetic credit portfolio managed by the Firm’s Chief Investment Office (“CIO”). The Firm has received requests for documents and information in connection with governmental inquiries and investigations by Congress, the OCC, the Federal Reserve, the U.S. Department of Justice (the “DOJ”), the Securities and Exchange Commission (the “SEC”), the Commodity Futures Trading Commission (the “CFTC”), the UK Financial Services Authority (now known as the Financial Conduct Authority), the State of Massachusetts and other government agencies. The Firm is cooperating with these investigations.
Four putative class actions alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder were filed on behalf of purchasers of the Firm’s common stock. The cases were consolidated and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. The consolidated second amended complaint defines the putative class as purchasers of the Firm’s common stock between February 24, 2010 and May 21, 2012, and alleges that the Firm and certain current and former officers made false or misleading statements concerning CIO’s role, the Firm’s risk management practices and the Firm’s financial results, as well as in connection with the disclosure of losses in the synthetic credit portfolio in 2012. Defendants have filed a motion to dismiss.
Separately, two putative class actions were filed on behalf of participants who held the Firm’s common stock in the Firm’s retirement plans. These actions have been consolidated, and the consolidated third amended complaint alleges a class period of December 20, 2011 to July 12, 2012, and asserts claims under ERISA solely on behalf of participants in the Firm’s 401(k) Savings Plan for alleged breaches of fiduciary duties by the Firm, certain affiliates and certain current and former directors and officers. The complaint generally alleges that defendants breached the duty of prudence by allowing investment in the Firm’s common stock when they knew or should have known that such stock was unsuitable for the plan and that the Firm and certain current and former officers made false or misleading statements concerning the Firm’s financial condition. Defendants have filed a motion to dismiss.
Nine shareholder derivative actions (some of which have been consolidated) have also been filed, purportedly on behalf of the Firm, against certain of the Firm’s current and former directors and officers for alleged breaches of their fiduciary duties. These actions generally allege that defendants failed to exercise adequate oversight over CIO and to manage the risk of CIO’s activities, which allegedly led to CIO’s losses. Defendants have filed or expect to file motions to dismiss and/or to stay all of these actions. In April 2013, the New York state court granted defendants’ motion to dismiss one of the shareholder derivative actions.
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
In March 2010, a criminal judge directed four current and former JPMorgan Chase personnel and JPMorgan Chase Bank, N.A. (as well as other individuals and three other banks) to go forward to a full trial that started in May 2010. As it relates to JPMorgan Chase individuals, two were acquitted and two were found guilty of aggravated fraud with sanctions of prison sentences, fines and a ban from dealing with Italian public bodies for one year. JPMorgan

Chase (along with other banks involved) was found liable for breaches of Italian administrative law, fined €1 million and ordered to forfeit profit from the transaction (for JPMorgan Chase, totaling €24.7 million). JPMorgan Chase and the individuals are appealing the verdict, and none of the sanctions will take effect until all appeal avenues have been exhausted.
Credit Default Swaps Investigations and Litigation. In July 2013, the European Commission (the “EC”) filed a Statement of Objections against the Firm (including various subsidiaries) and other industry members in connection with its ongoing investigation into the credit default swaps (“CDS”) marketplace. The EC asserts that between 2006 and 2009, a number of investment banks acted collectively through the International Swaps and Derivatives Association (“ISDA”) and Markit to shut out exchanges by instructing Markit and ISDA to license their respective data and index benchmarks only for over-the-counter (“OTC”) trading and not for exchange trading, allegedly to protect the investment banks’ revenues from the OTC market. The Department of Justice (the “DOJ”) also has an ongoing investigation into the CDS marketplace, which was initiated in July 2009.
Separately, four putative class actions naming the Firm and brought on behalf of purchasers and sellers of CDS have been filed in various federal District Courts asserting federal antitrust law claims. Each of the complaints refers to the ongoing investigations by the EC and DOJ into the CDS market, and alleges that the defendant investment banks and dealers, including the Firm, as well as Markit and/or ISDA, collectively prevented new entrants into the CDS market, in order to artificially inflate the defendants’ OTC revenues.
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
FERC Matters. In July 2013, J.P. Morgan Ventures Energy Corp. (“JMPVEC”) agreed to a settlement with the Federal Energy Regulatory Commission (the “FERC”) resolving its investigation relating to the Firm’s bidding practices in certain organized power markets.  As part of this agreement, JPMVEC agreed to pay, without admitting or denying any violations, disgorgement, penalties and interest totaling $410 million, and to waive claims to certain payments from the California Independent System Operator that for the most part had not been taken into income.  Pursuant to the settlement, the FERC has released JPMVEC, its affiliates and their employees from any claims in connection with activity that was subject to investigation.

This settlement did not have a material impact on the Firm’s results of operations for the second quarter of 2013.
Identity Theft Products. The OCC and the Consumer Financial Protection Bureau (the “CFPB”) have separately advised Chase Bank USA, N.A, and JPMorgan Chase Bank, N.A. of their determinations to seek administrative orders with respect to the banks’ compliance with Section 5 of the Federal Trade Commission Act and Sections 1031 and 1036 of the Consumer Financial Protection Act, respectively, as well as management and oversight of third parties with respect to certain identity theft products previously offered by the banks. The Firm has reimbursed fees paid by certain customers of these products.
Interchange Litigation. A group of merchants and retail associations have filed a series of putative class action complaints relating to interchange in several federal courts. The complaints allege, among other claims, that Visa and MasterCard, as well as certain other banks, conspired to set the price of credit and debit card interchange fees, enacted respective rules in violation of antitrust laws, and engaged in tying/bundling and exclusive dealing. All cases were consolidated in the United States District Court for the Eastern District of New York for pretrial proceedings.
In October 2012, Visa, Inc., its wholly-owned subsidiaries Visa U.S.A. Inc. and Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated and various United States financial institution defendants, including JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., Chase Bank USA, N.A., Chase Paymentech Solutions, LLC and certain predecessor institutions, entered into a settlement agreement (the “Settlement Agreement”) to resolve the claims of the U.S. merchant and retail association plaintiffs (the “Class Plaintiffs”) in the multi-district litigation. In November 2012, the Court entered an order preliminarily approving the Settlement Agreement, which provides for, among other things, a cash payment of $6.05 billion to the Class Plaintiffs (of which the Firm’s share is approximately 20%), and an amount equal to ten basis points of credit card interchange for a period of eight months to be measured from a date within 60 days of the end of the opt-out period. The Settlement Agreement also provides for modifications to each credit card network’s rules, including those that prohibit surcharging credit card transactions. The rule modifications became effective in January 2013. In April 2013, Class Plaintiffs moved for final approval of the settlement. The time for merchants to opt out and/or object to the class settlement ended in late May 2013. A number of merchants that opted out have filed actions against Visa and MasterCard, and two such actions name the Firm and various of its affiliates as defendants. The hearing on final approval of the class settlement is scheduled for September 2013.
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
In addition, the Firm has been named as a defendant along with other banks in a series of individual and class actions filed in various federal and state courts in which plaintiffs make varying allegations that in various periods, starting in 2000 or later, defendants either individually or collectively manipulated the U.S. dollar LIBOR, Yen LIBOR and/or Euroyen TIBOR rates by submitting rates that were artificially low or high. Plaintiffs allege that they transacted in loans, derivatives or other financial instruments whose values are impacted by changes in U.S. dollar LIBOR, Yen LIBOR, or Euroyen TIBOR and assert a variety of claims including antitrust claims seeking treble damages.
The U.S. dollar LIBOR-related putative class actions have been consolidated for pre-trial purposes in the United States District Court for the Southern District of New York, where the Court has appointed interim lead counsel for three proposed classes: (i) direct purchasers over-the-counter of U.S. dollar LIBOR-based financial instruments; (ii) purchasers of U.S. dollar LIBOR-based financial instruments on an exchange (the “exchange plaintiffs”); and (iii) purchasers of debt securities that pay an interest rate linked to U.S. dollar LIBOR. In March 2013, the Court granted in part and denied in part the defendants’ motions to dismiss the claims asserted in these three putative class actions, as well as in three related individual actions brought by various Charles Schwab entities (the “Schwab plaintiffs”). The Court dismissed with prejudice the federal antitrust and Racketeer Influenced and Corrupt Organization Act claims asserted by these plaintiffs and the state antitrust law claims asserted by the Schwab plaintiffs, as well as a New York unjust enrichment claim asserted by certain plaintiffs and certain claims under the Commodities Exchange Act (the “CEA”). The Court declined to dismiss certain other CEA claims and declined to exercise supplemental jurisdiction over certain state and common law claims. The plaintiffs in the three putative class actions have moved for leave to file amended complaints that seek to replead their federal antitrust claims. In addition, the exchange plaintiffs have moved for leave to amend their CEA claims and for permission to seek an interlocutory appeal of certain aspects of the Court’s decision. All of the other actions pending before this Court that were not the subject of the defendants’ motion to dismiss have been stayed.
In April 2013, the Schwab plaintiffs commenced a new U.S. dollar LIBOR action in California state court alleging federal securities law claims and various California state law claims. The defendants removed this action to federal court, and the Judicial Panel on Multidistrict Litigation subsequently entered an order conditionally transferring this action to the Southern District of New York. The Schwab plaintiffs have moved to have the case remanded to California state court. In addition to the Schwab plaintiffs’ new action, there are six individual U.S. dollar LIBOR actions that are pending in other courts and that assert, among other things, federal and state antitrust claims and state common law claims.
In August 2012, a shareholder derivative action was filed in New York state court, purportedly on behalf of the Firm, against certain of the Firm’s current and former directors and officers for alleged breaches of their fiduciary duties in connection with the alleged manipulation of LIBOR. In April 2013, the court granted defendants’ motion to dismiss the action. In June 2013, a second U.S. dollar LIBOR-related shareholder derivative action was filed in New York state court, purportedly on behalf of the Firm, against certain of the Firm’s current and former directors.
The Firm also has been named as a defendant in a purported class action filed in the United States District Court for the Southern District of New York which seeks to bring claims on behalf of plaintiffs who purchased or sold exchange-traded Euroyen futures and options contracts. Defendants moved to dismiss the plaintiff’s second amended complaint.
Madoff Litigation. JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, and J.P. Morgan Securities plc have been named as defendants in a lawsuit brought by the trustee (the “Trustee”) for the liquidation of Bernard L. Madoff Investment Securities LLC (“Madoff”). The Trustee has served an amended complaint in which he has asserted 28 causes of action against JPMorgan Chase, 20 of which seek to avoid certain transfers (direct or indirect) made to JPMorgan Chase that are alleged to have been preferential or fraudulent under the federal Bankruptcy Code and the New York Debtor and Creditor Law. The remaining causes of action involve claims for, among other things, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, conversion, contribution and unjust enrichment in connection with Madoff’s Ponzi scheme. The complaint asserts common law claims that purport to seek approximately $19 billion in damages, together with bankruptcy law claims to recover approximately $425 million in transfers that JPMorgan Chase allegedly received directly or indirectly from Bernard Madoff’s brokerage firm. In October 2011, the United States District Court for the Southern District of New York granted JPMorgan Chase’s motion to dismiss the common law claims asserted by the Trustee, and returned the remaining claims to the Bankruptcy Court for further proceedings. The Trustee appealed this decision and in June 2013 the United States Court of Appeals for the Second Circuit affirmed the District Court’s decision.
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
In March 2013, the Firm entered into a settlement agreement with the customer class plaintiffs and the SIPA Trustee, pursuant to which the Firm has agreed to pay a total of $107.5 million to resolve all claims that have been or could be asserted by the customer class and the SIPA Trustee against the Firm and any of its affiliates or employees. In addition, under the proposed settlement, the Firm has agreed to release certain liens and set-off rights it had retained in certain MF Global proprietary funds that were previously remitted to the SIPA Trustee, and to remit certain additional MF Global proprietary funds that the Firm held to secure potential obligations under certain agreements with MF Global and its U.K. affiliate. The Firm will also be entitled to a $60 million general unsecured claim in the MF Global broker-dealer bankruptcy proceeding. The settlement was approved by both the Bankruptcy Court and the District Court in July 2013.
The Firm has also reached a settlement with the MF Global Chapter 11 debtors to resolve all claims that could potentially be asserted by those parties against the Firm in exchange for a portion of the proceeds, if any, that the Firm receives in connection with the aforementioned $60 million unsecured claim. This settlement is subject to approval by the Bankruptcy Court.
The Firm is also continuing to respond to inquiries from the CFTC concerning MF Global.
J.P. Morgan Securities LLC has been named as one of several defendants in a number of purported class actions filed by purchasers of MF Global’s publicly traded securities, including the securities issued pursuant to MF Global’s June 2010 secondary offering of common stock and February 2011 and August 2011 convertible note offerings. The actions have been consolidated before the United States District Court for the Southern District of New York. In August 2012, the lead plaintiffs filed an amended complaint which asserts violations of the Securities Act of 1933 against the underwriter defendants and alleges that the offering documents contained materially false and misleading statements and omissions regarding MF Global’s financial position, internal controls and risk management, as such topics relate to its exposure to European sovereign debt. Defendants have filed a motion to dismiss.

Mortgage-Backed Securities and Repurchase Litigation and Mortgage-Related Regulatory Investigations. JPMorgan Chase and affiliates, Bear Stearns and affiliates and Washington Mutual affiliates have been named as defendants in a number of cases in their various roles as issuer, originator or underwriter in MBS offerings. These cases include purported class action suits, actions by individual purchasers of securities or by trustees for the benefit of purchasers of securities, an action by the New York State Attorney General and actions by monoline insurance companies that guaranteed payments of principal and interest for particular tranches of securities offerings. Although the allegations vary by lawsuit, these cases generally allege that the offering documents for securities issued by numerous securitization trusts contained material misrepresentations and omissions, including with regard to the underwriting standards pursuant to which the underlying mortgage loans were issued, or assert that various representations or warranties relating to the loans were breached at the time of origination. There are currently pending and tolled investor claims involving approximately $166 billion of such securities. In addition, and as described below, there are pending and threatened claims by monoline insurers and by and on behalf of trustees that involve some of these and other securitizations.
In the actions against the Firm as an MBS issuer (and, in some cases, also as an underwriter of its own MBS offerings), three purported class actions are pending against JPMorgan Chase and Bear Stearns, and/or certain of their affiliates and current and former employees, in the United States District Courts for the Eastern and Southern Districts of New York. Motions to dismiss have been largely denied in these cases, and they are in various stages of litigation.
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
There is no assurance that the Firm will not be named as a defendant in additional MBS-related litigation, and the Firm has entered into agreements with a number of entities that purchased such securities that toll applicable limitations periods with respect to their claims, and has settled, and in the future may settle, tolled claims. In addition, the Firm has received several demands by securitization trustees that threaten litigation, as well as demands by investors directing or threatening to direct trustees to investigate claims or bring litigation, based on purported obligations to repurchase loans out of securitization trusts and alleged servicing deficiencies. These include but are not limited to a demand from a law firm, as counsel to a group of purchasers of MBS that purport to have 25% or more of the voting rights in as many as 191 different trusts sponsored by the Firm or its affiliates with an original principal balance of more than $174 billion (excluding 52 trusts sponsored by Washington Mutual, with an original principal balance of more than $58 billion), made to various trustees to investigate potential repurchase and servicing claims. Further, there have been repurchase and servicing claims made in litigation against trustees not affiliated with the Firm, but involving trusts that the Firm sponsored.
In April 2012, the New York state court granted the Firm’s motion to dismiss a shareholder complaint asserting claims against current and former members of the Firm’s Board of Directors based on alleged wrongful actions and inactions relating to originations and securitizations. In February 2013, the court’s order was affirmed on appeal, and the New York Court of Appeals thereafter denied plaintiff’s motion for leave to appeal. A second shareholder complaint has been filed in New York state court alleging that the Firm’s Board of Directors allowed the Firm to engage in wrongful conduct regarding the sale of residential MBS and failed to implement adequate internal controls to prevent such wrongdoing. In June 2013, two shareholders filed a third derivative action in New York state court alleging breaches of fiduciary duties in connection with the issuance of MBS.
The Firm is responding to parallel investigations being conducted by the Civil and Criminal Divisions of the United States Attorney’s Office for the Eastern District of California relating to MBS offerings securitized and sold by the Firm and its subsidiaries. In May 2013, the Firm received a notice from Civil Division stating that it has preliminarily concluded that the Firm violated certain federal securities laws in connection with its subprime and Alt-A residential MBS offerings during 2005 to 2007.
In addition to the above-described matters, the Firm has also received, and responded to, a number of subpoenas and informal requests for information from other federal and state authorities concerning mortgage-related matters, including inquiries concerning a number of transactions involving the Firm and its affiliates’ origination and purchase of whole loans, underwriting, issuance and trading of MBS, treatment of early payment defaults, potential breaches of securitization representations and warranties, reserves and due diligence in connection with securitizations. The Firm continues to respond to other MBS-related regulatory inquiries.
Mortgage Foreclosure-Related Investigations and Litigation. The Attorneys General of Massachusetts and New York have separately filed lawsuits against the Firm, other servicers and a mortgage recording company asserting claims for various alleged wrongdoings relating to mortgage assignments and use of the industry’s electronic mortgage registry. The court granted in part and denied in part the defendants’ motion to dismiss the Massachusetts action and the Firm has reached a settlement in the New York action.
The Firm is named as a defendant in two purported class action lawsuits relating to its mortgage foreclosure procedures. In one action, the Firm has moved to dismiss an amended complaint, and in the other action, plaintiff has moved for class certification.
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
Municipal Derivatives Litigation. Purported class action lawsuits and individual actions were filed against JPMorgan Chase and Bear Stearns, as well as numerous other providers and brokers, alleging antitrust violations in the market for financial instruments related to municipal bond offerings referred to collectively as “municipal derivatives.” The municipal derivatives actions were consolidated and/or coordinated in the United States District Court for the Southern District of New York. The Court approved a settlement of the class action pursuant to which the Firm paid $43 million. Certain class members opted out of the settlement, including 27 plaintiffs named in individual actions already pending against JPMorgan.
In addition, civil actions have been commenced against the Firm relating to certain Jefferson County, Alabama (the “County”) warrant underwritings and swap transactions. The County filed for bankruptcy in November 2011. There are currently three civil actions pending in Alabama state court or the United States Bankruptcy Court for the Northern District of Alabama: (1) an action by the County against the Firm and several other defendants alleging that the Firm made payments to certain third parties in exchange for being chosen to underwrite more than $3 billion in warrants issued by the County and to act as the counterparty for certain swaps executed by the County and that, but for the concealment of these payments, the County would not have entered into the transactions; (2) an action on behalf of a purported class of sewer rate payers based on the same allegations as in the County’s action; and (3) an adversary proceeding by different representatives of a purported class of sewer ratepayers seeking to void $1.6 billion of warrants issued by the County as allegedly unlawful, which initially included the Firm as a defendant but more recently has dropped any claims against the Firm.  All of these actions have been stayed.
Two insurance companies that guaranteed the payment of principal and interest on warrants issued by the County have filed separate actions against the Firm in New York state court. Their complaints assert that the Firm fraudulently misled them into issuing insurance based upon substantially the same alleged conduct described above and other alleged non-disclosures. One insurer claims that it insured an aggregate principal amount of nearly $1.2 billion and seeks unspecified damages in excess of $400 million as well as unspecified punitive damages. The other insurer claims that it insured an aggregate principal amount of more than $378 million and seeks recovery of $4 million allegedly paid under the policies to date as well as any future payments and unspecified punitive damages. Both of these actions are also currently stayed.
In June 2013, the County filed a Chapter 9 Plan of Adjustment (“Plan of Adjustment”) under which the County action and the insurance company actions referenced above would be dismissed with prejudice, and individuals seeking to assert claims on behalf of the County, including the sewer rate payers who previously filed actions described above, would be permanently enjoined from pursuing those claims. In August 2013, the Bankruptcy Court approved the County’s disclosure statement and authorized the County to solicit votes on its Plan of Adjustment. The confirmation hearing in respect of the Plan is scheduled for November 2013.  If confirmed, the Plan of Adjustment sets forth various conditions to the occurrence of the effective date, including that the effective date occur before the end of 2013.
Option Adjustable Rate Mortgage Litigation. The Firm has reached an agreement to settle one purported and three certified class actions, all pending in federal courts in California, which assert that several JPMorgan Chase entities violated the federal Truth in Lending Act and state unfair business practice statutes in failing to provide adequate disclosures in Option Adjustable Rate Mortgage (“ARM”) loans regarding the resetting of introductory interest rates and that negative amortization was certain to occur if a borrower made the minimum monthly payment.
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
Securities Lending Litigation. JPMorgan Chase Bank, N.A. was named as a defendant in a putative class action pending in the United States District Court for the Southern District of New York brought by participants in the Firm’s securities lending business. The action relates to investments by ERISA clients of more than $200 million in Lehman Brothers medium-term notes. The Court denied the Firm’s motion to dismiss the third amended complaint, and scheduled a trial to begin February 2014.
Sworn Documents and Collection Litigation Practices. The Firm has been responding to formal and informal inquiries from various state and federal regulators regarding practices involving credit card collections litigation (including with respect to sworn documents), the sale of consumer credit card debt and securities backed by credit card receivables. The OCC has advised Chase Bank USA, JPMorgan Chase Bank, N.A. and JPMorgan Bank and Trust Company, N.A. (“Chase”) of its determination to seek an administrative order with respect to Chase’s past oversight of third parties, operational processes and control functions related to collections litigation practices, the execution and notarization of sworn documents and compliance with Servicemembers Civil Relief Act, and Chase’s sales of consumer credit card debt. The CFPB is conducting an investigation into Chase’s collection and sale of consumer credit card debt, including, but not limited to, its use of sworn documents in these processes.
In May 2013, the California Attorney General filed a civil action in California state court against JPMorgan Chase & Co., Chase Bank USA, N.A. and Chase BankCard Services, Inc. alleging violations of California law relating to the use of sworn documents in various stages of the debt collection process, including but not limited to verification of credit card collection complaints, default motions and judgment sales. The Firm has moved to dismiss the complaint.
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
In addition, JPMorgan Chase was sued in an action originally filed in state court in Texas (the “Texas Action”) by certain holders of WMI common stock and debt of WMI and Washington Mutual Bank who seek unspecified damages alleging that JPMorgan Chase acquired substantially all of the assets of Washington Mutual Bank from the FDIC at a price that was allegedly too low. The Texas Action was transferred to the United States District Court for the District of Columbia, which ultimately granted JPMorgan Chase’s and the FDIC’s motions to dismiss the complaint, but the United States Court of Appeals for the District of Columbia Circuit reversed the District Court’s dismissal and remanded the case for further proceedings. Plaintiffs, who sue now only as holders of Washington Mutual Bank debt following their voluntary dismissal of claims brought as holders of WMI common stock and debt, have filed an amended complaint alleging that JPMorgan Chase caused the closure of Washington Mutual Bank and damaged them by causing their bonds issued by Washington Mutual Bank, which had a total face value of $38 million, to lose substantially all of their value. JPMorgan Chase and the FDIC moved to dismiss this action and the District Court dismissed the case except as to the plaintiffs’ claim that the Firm tortiously interfered with the plaintiffs’ bond contracts with Washington Mutual Bank prior to its closure. Discovery is underway.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. The Firm accrues for potential liability arising from such proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downwards, as appropriate, based on management’s best judgment after consultation with counsel. The Firm incurred litigation expense of $678 million and $323 million during the three months ended June 30, 2013 and 2012, respectively, and $1.0 billion and $3.0 billion during the six months ended June 30, 2013 and 2012, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 24 – Business segments
The Firm is managed on a line of business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on pages 17–18 of this Form 10-Q, and pages 78–79 and Note 33 on pages 326–329 of JPMorgan Chase’s 2012 Annual Report.

Segment results
The following tables provide a summary of the Firm’s segment results for the three and six months ended June 30, 2013 and 2012, on a managed basis. Total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a fully taxable-equivalent (“FTE”) basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit).
Effective January 1, 2013, the Firm further refined the capital allocation framework to align it with the revised line of business structure that became effective in the fourth quarter of 2012. The increase in equity levels for the lines of businesses is largely driven by regulatory guidance on Basel III requirements, principally for CIB and CIO, and by anticipated business growth.

Segment results and reconciliation(a)
As of or for the three months ended June 30, (in millions, except ratios)	Consumer & Community Banking(b)		Corporate & Investment Bank		Commercial Banking		Asset Management
	2013	2012	2013	2012	2013	2012	2013	2012
Noninterest revenue	$4,921	$5,289	$7,171	$6,261	$551	$562	$2,156	$1,852
Net interest income	7,094	7,161	2,705	2,725	1,177	1,129	569	512
Total net revenue	12,015	12,450	9,876	8,986	1,728	1,691	2,725	2,364
Provision for credit losses	(19)	179	(6)	29	44	(17)	23	34
Noninterest expense	6,864	6,837	5,742	5,293	652	591	1,892	1,701
Income/(loss) before income tax expense/(benefit)	5,170	5,434	4,140	3,664	1,032	1,117	810	629
Income tax expense/(benefit)	2,081	2,152	1,302	1,288	411	444	310	238
Net income/(loss)	$3,089	$3,282	$2,838	$2,376	$621	$673	$500	$391
Average common equity	$46,000	$43,000	$56,500	$47,500	$13,500	$9,500	$9,000	$7,000
Total assets	460,642	466,650	873,527	897,413	184,124	163,698	115,157	98,704
Return on common equity	27%	31%	20%	20%	18%	28%	22%	22%
Overhead ratio	57	55	58	59	38	35	69	72

As of or for the three months ended June 30, (in millions, except ratios)	Corporate/Private Equity(b)		Reconciling Items(c)		Total
	2013	2012	2013	2012	2013	2012
Noninterest revenue	$290	$(2,413)	$(582)	$(517)	$14,507	$11,034
Net interest income	(676)	(186)	(165)	(195)	10,704	11,146
Total net revenue	(386)	(2,599)	(747)	(712)	25,211	22,180
Provision for credit losses	5	(11)	—	—	47	214
Noninterest expense	716	544	—	—	15,866	14,966
Income/(loss) before income tax expense/(benefit)	(1,107)	(3,132)	(747)	(712)	9,298	7,000
Income tax expense/(benefit)	(555)	(1,370)	(747)	(712)	2,802	2,040
Net income/(loss)	$(552)	$(1,762)	$—	$—	$6,496	$4,960
Average common equity	$72,283	$74,021	$—	$—	$197,283	$181,021
Total assets	806,044	663,681	NA	NA	2,439,494	2,290,146
Return on average common equity	NM	NM	NM	NM	13%	11%
Overhead ratio	NM	NM	NM	NM	63	67

Segment results and reconciliation(a)
As of or for the six months ended June 30, (in millions, except ratios)	Consumer & Community Banking(b)		Corporate & Investment Bank		Commercial Banking		Asset Management
	2013	2012	2013	2012	2013	2012	2013	2012
Noninterest revenue	$9,327	$10,275	$14,528	$12,749	$1,086	$1,119	$4,250	$3,739
Net interest income	14,303	14,527	5,488	5,575	2,315	2,229	1,128	995
Total net revenue	23,630	24,802	20,016	18,324	3,401	3,348	5,378	4,734
Provision for credit losses	530	821	5	26	83	60	44	53
Noninterest expense	13,654	13,882	11,853	11,504	1,296	1,189	3,768	3,430
Income/(loss) before income tax expense/(benefit)	9,446	10,099	8,158	6,794	2,022	2,099	1,566	1,251
Income tax expense/(benefit)	3,771	3,892	2,710	2,385	805	835	579	474
Net income/(loss)	$5,675	$6,207	$5,448	$4,409	$1,217	$1,264	$987	$777
Average common equity	$46,000	$43,000	$56,500	$47,500	$13,500	$9,500	$9,000	$7,000
Total assets	460,642	466,650	873,527	897,413	184,124	163,698	115,157	98,704
Return on common equity	25%	29%	19%	19%	18%	27%	22%	22%
Overhead ratio	58	56	59	63	38	36	70	72

As of or for the six months ended June 30, (in millions, except ratios)	Corporate/Private Equity(b)		Reconciling Items(c)		Total
	2013	2012	2013	2012	2013	2012
Noninterest revenue	$651	$(1,411)	$(1,146)	$(1,051)	$28,696	$25,420
Net interest income	(1,270)	(148)	(327)	(366)	21,637	22,812
Total net revenue	(619)	(1,559)	(1,473)	(1,417)	50,333	48,232
Provision for credit losses	2	(20)	—	—	664	940
Noninterest expense	718	3,306	—	—	31,289	33,311
Income/(loss) before income tax expense/(benefit)	(1,339)	(4,845)	(1,473)	(1,417)	18,380	13,981
Income tax expense/(benefit)	(1,037)	(2,072)	(1,473)	(1,417)	5,355	4,097
Net income/(loss)	$(302)	$(2,773)	$—	$—	$13,025	$9,884
Average common equity	$71,016	$72,366	$—	$—	$196,016	$179,366
Total assets	806,044	663,681	NA	NA	2,439,494	2,290,146
Return on average common equity	NM	NM	NM	NM	13%	11%
Overhead ratio	NM	NM	NM	NM	62	69

(a)
Managed basis starts with the reported U.S. GAAP results and includes certain reclassifications as discussed below that do not have any impact on net income as reported by the lines of business or by the Firm as a whole.

(b)
For the 2012 periods, certain income statement and balance sheet line items were revised to reflect the transfer of certain functions and staff from Corporate/Private Equity to CCB, effective January 1, 2013.

(c)
Segment managed results reflect revenue on a FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These FTE adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
JPMorgan Chase & Co.:
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of June 30, 2013, and the related consolidated statements of income and comprehensive income, for the three-month and six-month periods ended June 30, 2013 and June 30, 2012, and the consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2013 and June 30, 2012, included in the Firm’s Quarterly Report on Form 10-Q for the period ended June 30, 2013. These interim financial statements are the responsibility of the Firm’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 7, 2013

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended June 30, 2013				Three months ended June 30, 2012
	Average balance	Interest(e)	Rate (annualized)		Average balance	Interest(e)	Rate (annualized)
Assets
Deposits with banks	$265,821	$222	0.34%		$111,441	$136	0.49%
Federal funds sold and securities purchased under resale agreements	231,972	490	0.85		242,184	646	1.07
Securities borrowed(a)	115,194	(30)	(0.11)		129,390	(12)	(0.04)
Trading assets – debt instruments	240,952	2,218	3.69		235,990	2,324	3.96
Securities	359,108	1,882	2.10	(f)	366,130	2,201	2.42	(f)
Loans	727,499	8,381	4.62		725,252	8,938	4.96
Other assets(b)(c)	39,920	147	1.48		33,240	61	0.74
Total interest-earning assets	1,980,466	13,310	2.70		1,843,627	14,294	3.12
Allowance for loan losses	(20,775)				(25,804)
Cash and due from banks	39,700				45,529
Trading assets – equity instruments	116,333				110,718
Trading assets – derivative receivables	75,310				89,345
Goodwill	48,078				48,157
Other intangible assets:
Mortgage servicing rights	8,229				7,196
Purchased credit card relationships	239				499
Other intangibles	1,787				2,424
Other assets	150,603				144,605
Total assets	$2,399,970				$2,266,296
Liabilities
Interest-bearing deposits	$810,096	$539	0.27%		$744,103	$737	0.40%
Federal funds purchased and securities loaned or sold under repurchase agreements	264,240	159	0.24		249,186	160	0.26
Commercial paper	54,391	29	0.21		48,791	21	0.18
Trading liabilities – debt, short-term and other liabilities(d)	201,668	327	0.65		203,348	332	0.66
Beneficial interests issued by consolidated VIEs	56,742	126	0.89		60,046	165	1.10
Long-term debt	270,796	1,261	1.87		250,494	1,538	2.47
Total interest-bearing liabilities	1,657,933	2,441	0.59		1,555,968	2,953	0.76
Noninterest-bearing deposits	363,537				349,143
Trading liabilities – equity instruments	13,737				12,096
Trading liabilities – derivative payables	66,246				78,704
All other liabilities, including the allowance for lending-related commitments	90,139				81,564
Total liabilities	2,191,592				2,077,475
Stockholders’ equity
Preferred stock	11,095				7,800
Common stockholders’ equity	197,283				181,021
Total stockholders’ equity	208,378				188,821
Total liabilities and stockholders’ equity	$2,399,970				$2,266,296
Interest rate spread			2.11%				2.36%
Net interest income and net yield on interest-earning assets		$10,869	2.20%			$11,341	2.47%

(a)
Negative interest income and yield is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; the offset of this matched book activity is reflected as lower net interest expense reported within trading liabilities - debt, short-term and other liabilities.

(b)	Includes margin loans.

(c)
Effective April 1, 2013, the net results previously recorded in net interest income for the Firm’s hedges of investments in non-U.S. subsidiaries have been reclassified to other income. The effect of this reclassification on the total interest-earning assets rate and net yield on interest-earning assets is not material; and therefore, prior period amounts have not been revised.

(d)	Includes brokerage customer payables.

(e)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(f)
For the three months ended June 30, 2013 and 2012, the annualized rates for AFS securities, based on amortized cost, were 2.16% and 2.47%, respectively; this does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Six months ended June 30, 2013				Six months ended June 30, 2012
	Average balance	Interest(e)	Rate (annualized)		Average balance	Interest(e)	Rate (annualized)
Assets
Deposits with banks	$211,705	$385	0.37%		$111,129	$288	0.52%
Federal funds sold and securities purchased under resale agreements	231,699	1,004	0.87		236,314	1,297	1.10
Securities borrowed(a)	117,751	(36)	(0.06)		131,235	25	0.04
Trading assets – debt instruments	245,700	4,515	3.71		232,193	4,765	4.13
Securities	363,864	3,869	2.14	(f)	367,702	4,583	2.51	(f)
Loans	726,318	16,935	4.70		720,403	18,077	5.05
Other assets(b)(c)	41,471	227	1.10		33,594	131	0.78
Total interest-earning assets	1,938,508	26,899	2.80		1,832,570	29,166	3.20
Allowance for loan losses	(21,315)				(26,689)
Cash and due from banks	43,246				45,506
Trading assets – equity instruments	118,252				118,828
Trading assets – derivative receivables	75,115				89,896
Goodwill	48,123				48,188
Other intangible assets:
Mortgage servicing rights	8,188				7,214
Purchased credit card relationships	253				534
Other intangibles	1,840				2,495
Other assets	149,005				144,044
Total assets	$2,361,215				$2,262,586
Liabilities
Interest-bearing deposits	$799,045	$1,084	0.27%		$751,593	$1,459	0.39%
Federal funds purchased and securities loaned or sold under repurchase agreements	257,571	326	0.25		241,301	248	0.21
Commercial paper	53,741	55	0.21		48,575	40	0.16
Trading liabilities – debt, short-term and other liabilities(d)	193,293	654	0.68		201,467	634	0.63
Beneficial interests issued by consolidated VIEs	58,531	260	0.90		62,703	347	1.11
Long-term debt	262,606	2,556	1.96		252,871	3,260	2.59
Total interest-bearing liabilities	1,624,787	4,935	0.61		1,558,510	5,988	0.77
Noninterest-bearing deposits	359,746				344,271
Trading liabilities – equity instruments	13,471				13,078
Trading liabilities – derivative payables	67,458				77,387
All other liabilities, including the allowance for lending-related commitments	89,382				82,174
Total liabilities	2,154,844				2,075,420
Stockholders’ equity
Preferred stock	10,355				7,800
Common stockholders’ equity	196,016				179,366
Total stockholders’ equity	206,371				187,166
Total liabilities and stockholders’ equity	$2,361,215				$2,262,586
Interest rate spread			2.19%				2.43%
Net interest income and net yield on interest-earning assets		$21,964	2.28%			$23,178	2.54%

(a)
Negative interest income and yield for the six months ended June 30, 2013, is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; the offset of this matched book activity is reflected as lower net interest expense reported within trading liabilities - debt, short-term and other liabilities.

(b)	Includes margin loans.

(c)
Effective April 1, 2013, the net results previously recorded in net interest income for the Firm’s hedges of investments in non-U.S. subsidiaries have been reclassified to other income. The effect of this reclassification on the total interest-earning assets rate and net yield on interest-earning assets is not material; and therefore, prior period amounts have not been revised.

(d)	Includes brokerage customer payables.

(e)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(f)
For the six months ended June 30, 2013 and 2012, the annualized rates for AFS securities, based on amortized cost, were 2.20% and 2.56%, respectively; this does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

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
Contractual credit card charge-off: In accordance with the Federal Financial Institutions Examination Council policy, nonmodified credit card loans are charged off by the end of the month in which the account becomes 180 days past due, while modified credit card loans are charged off when the account becomes 120 days past due. In addition, all credit card loans must be charged off within 60 days from receiving notification about certain specified events (e.g., bankruptcy of the borrower).
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
Trade-date and settlement-date: For financial instruments, the date that an order to purchase, sell or otherwise acquire an instrument is executed in the market. The trade-date may differ from the settlement-date, which is the date on which the actual transfer of a financial instrument between two parties is executed. The amount of time that passes between the trade-date and the settlement-date differs depending on the financial instrument. For repurchases under the common equity repurchase program, except where the trade-date is specified, the amounts disclosed are presented on a settlement-date basis. In the Capital Management section on pages 60–64, of this Form 10-Q, and where otherwise specified, repurchases under the common equity repurchase program are presented on a trade-date basis because the trade-date is used to calculate the Firm’s regulatory capital.
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

LINE OF BUSINESS METRICS
CONSUMER & COMMUNITY BANKING (“CCB”)
Active online customers - Users of all internet browsers and mobile platforms who have been active in the past 90 days.
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
Client advisors - Investment product specialists, including private client advisors, financial advisors, financial advisor associates, senior financial advisors, independent financial advisors and financial advisor associate trainees, who advise clients on investment options, including annuities, mutual funds, stock trading services, etc., sold by the Firm or by third-party vendors through retail branches, Chase Private Client locations and other channels.
Personal bankers - Retail branch office personnel who acquire, retain and expand new and existing customer relationships by assessing customer needs and recommending and selling appropriate banking products and services.
Sales specialists - Retail branch office and field personnel, including relationship managers and loan officers, who specialize in marketing and sales of various business banking products (i.e., business loans, letters of credit, deposit accounts, Chase Paymentech, etc.) and mortgage products to existing and new clients.
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
Net mortgage servicing revenue includes the following components:
a) Operating revenue predominantly represents the return on Mortgage Servicing’s MSR asset and includes:

•	Actual gross income earned from servicing third-party mortgage loans, such as contractually specified servicing fees and ancillary income; and

•	The change in the fair value of the MSR asset due to the collection or realization of expected cash flows.

b) Risk management represents the components of Mortgage Servicing’s MSR asset that are subject to ongoing risk management activities, together with derivatives and other instruments used in those risk management activities.
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
Merchant Services is a business that primarily processes transactions for merchants.
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
Client assets - Represent assets under management, as well as custody, brokerage, administration and deposit accounts.
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

Item 3    Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of Management’s discussion and analysis on pages 95–99 of this Form 10-Q and pages 163–169 of JPMorgan Chase’s 2012 Annual Report.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal controls in the future. For further information, see “Management’s report on internal control over financial reporting” on page 186 of JPMorgan Chase’s 2012 Annual Report. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Part II Other Information
Item 1    Legal Proceedings
For information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in the Firm’s 2012 Annual Report on Form 10-K, see the discussion of the Firm’s material litigation in Note 23 on pages 198–206 of this Form 10-Q.
Item 1A    Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors on pages 8–21 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2012; and Forward-Looking Statements on page 107 of this Form 10-Q.
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2013, there were no shares of common stock of JPMorgan Chase & Co. issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.
Repurchases under the common equity repurchase program
On March 13, 2012, the Board of Directors authorized a $15.0 billion common equity (i.e., common stock and warrants) repurchase program. The Firm repurchased (on a trade-date basis) shares of common stock of 24 million for $1.2 billion, and 27 million for $1.1 billion, during the three months ended June 30, 2013 and 2012, and 78 million for $3.8 billion, and 31 million for $1.3 billion, during the six months ended June 30, 2013 and 2012, respectively. The Firm did not repurchase any warrants during the six months ended June 30, 2013. The Firm repurchased 18 million warrants for $238 million during both the three and six months ended June 30, 2012. As of

June 30, 2013, $9.6 billion (on a trade-date basis) of authorized repurchase capacity remained under the program.
Pursuant to CCAR, the Firm is authorized to repurchase up to $6 billion of common equity between April 1, 2013 and March 31, 2014. Such repurchases are being done pursuant to the $15.0 billion common equity repurchase program.
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

Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during the six months ended June 30, 2013, were as follows.

	Common stock
Six months ended June 30, 2013	Total shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate repurchases of common equity (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(b)
First quarter	53,536,385	$48.16	$2,578	$10,854
April	11,211,738	47.91	537	10,317
May	4,719,606	49.37	233	10,084
June	7,502,121	53.55	402	9,683
Second quarter	23,433,465	50.01	1,172	9,683
Year-to-date	76,969,850	$48.72	$3,750	$9,683

(a)	Excludes commissions cost.

(b)	The amount authorized by the Board of Directors excludes commissions cost.

Repurchases under the stock-based incentive plans
Participants in the Firm’s stock-based incentive plans may have shares of common stock withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s repurchase program. Shares repurchased pursuant to these plans during the six months ended June 30, 2013, were as follows.

Six months ended June 30, 2013	Total shares of common stock repurchased	Average price paid per share of common stock
First quarter	—	$—
April	402	47.61
May	—	—
June	387	52.73
Second quarter	789	50.12
Year-to-date	789	$50.12

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
Carlson Wagonlit Travel (“CWT”), a business travel management firm in which JPMorgan Chase has invested through its merchant banking activities, may be deemed to be an affiliate of the Firm, as that term is defined in Exchange Act Rule 12b-2. CWT has informed the Firm that, during the three months ended June 30, 2013, it booked approximately 7 flights (of the approximately 15 million transactions it booked during the period) to Iran on Iran
Air for passengers, including employees of foreign governments and non-governmental organizations. All of such flights originated outside of the United States from countries that permit travel to Iran, and none of such passengers were persons designated under Executive Orders 13224 or 13382 at the time of travel or were employees of foreign governments that are targets of
U.S. sanctions. CWT and the Firm believe that this activity
is permissible pursuant to certain exemptions from
U.S. sanctions for travel-related transactions under
the International Emergency Economic Powers Act, as amended. CWT had approximately $6,000 in gross revenues attributable to these transactions. CWT has informed the Firm that it intends to continue to engage
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

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and six months ended June 30, 2013 and 2012, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated balance sheets (unaudited) as of June 30, 2013, and December 31, 2012, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the six months ended June 30, 2013 and 2012, (v) the Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Mark W. O’Donovan
Mark W. O’Donovan
Managing Director and Corporate Controller
(Principal Accounting Officer)

Date:	August 7, 2013

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

15	Letter re: Unaudited Interim Financial Information

31.1	Certification

31.2	Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.