Form 10-Q
period 2013-09-30
JPMORGAN CHASE & CO
filed 2013-11-01
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended	Commission file
September 30, 2013	number 1-5805

JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

Number of shares of common stock outstanding as of September 30, 2013: 3,759,189,280

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights

(unaudited) As of or for the period ended,						Nine months ended September 30,
(in millions, except per share, ratio, headcount data and where otherwise noted)	3Q13	2Q13	1Q13	4Q12	3Q12	2013	2012
Selected income statement data
Total net revenue	$23,117	$25,211	$25,122	$23,653	$25,146	$73,450	$73,378
Total noninterest expense	23,626	15,866	15,423	16,047	15,371	54,915	48,682
Pre-provision profit/(loss)	(509)	9,345	9,699	7,606	9,775	18,535	24,696
Provision for credit losses	(543)	47	617	656	1,789	121	2,729
Income before income tax expense	34	9,298	9,082	6,950	7,986	18,414	21,967
Income tax expense	414	2,802	2,553	1,258	2,278	5,769	6,375
Net income/(loss)	$(380)	$6,496	$6,529	$5,692	$5,708	$12,645	$15,592
Per common share data
Net income/(loss) per share: Basic	$(0.17)	$1.61	$1.61	$1.40	$1.41	$3.08	$3.82
Diluted	(0.17)	1.60	1.59	1.39	1.40	3.05	3.81
Cash dividends declared per share(a)	0.38	0.38	0.30	0.30	0.30	1.06	0.90
Book value per share	52.01	52.48	52.02	51.27	50.17	52.01	50.17
Tangible book value per share (“TBVS”)(b)	39.51	39.97	39.54	38.75	37.53	39.51	37.53
Common shares outstanding
Average: Basic	3,767.0	3,782.4	3,818.2	3,806.7	3,803.3	3,789.2	3,810.4
Diluted	3,767.0	3,814.3	3,847.0	3,820.9	3,813.9	3,820.9	3,822.6
Common shares at period-end	3,759.2	3,769.0	3,789.8	3,804.0	3,799.6	3,759.2	3,799.6
Share price(c)
High	$56.93	$55.90	$51.00	$44.54	$42.09	$56.93	$46.49
Low	50.06	46.05	44.20	38.83	33.10	44.20	30.83
Close	51.69	52.79	47.46	43.97	40.48	51.69	40.48
Market capitalization	194,312	198,966	179,863	167,260	153,806	194,312	153,806
Selected ratios and metrics
Return on common equity (“ROE”)	(1)%	13%	13%	11%	12%	8%	11%
Return on tangible common equity (“ROTCE”)(b)	(2)	17	17	15	16	11	15
Return on assets (“ROA”)	(0.06)	1.09	1.14	0.98	1.01	0.71	0.92
Return on risk-weighted assets(d)(e)	(0.11)	1.85	1.88	1.76	1.74	1.20	1.61
Overhead ratio	102	63	61	68	61	75	66
Loans-to-deposits ratio	57	60	61	61	63	57	63
High Quality Liquid Assets (“HQLA”) (in billions)(f)	$538	$454	$413	$341	NA	$538	NA
Tier 1 capital ratio(e)	11.7%	11.6%	11.6%	12.6%	11.9%	11.7%	11.9%
Total capital ratio(e)	14.3	14.1	14.1	15.3	14.7	14.3	14.7
Tier 1 leverage ratio	6.9	7.0	7.3	7.1	7.1	6.9	7.1
Tier 1 common capital ratio(e)(g)	10.5	10.4	10.2	11.0	10.4	10.5	10.4
Selected balance sheet data (period-end)
Trading assets	$383,348	$401,470	$430,991	$450,028	$447,053	$383,348	$447,053
Securities	356,556	354,725	365,744	371,152	365,901	356,556	365,901
Loans	728,679	725,586	728,886	733,796	721,947	728,679	721,947
Total assets	2,463,309	2,439,494	2,389,349	2,359,141	2,321,284	2,463,309	2,321,284
Deposits	1,281,102	1,202,950	1,202,507	1,193,593	1,139,611	1,281,102	1,139,611
Long-term debt(h)	263,372	266,212	268,361	249,024	241,140	263,372	241,140
Common stockholders’ equity	195,512	197,781	197,128	195,011	190,635	195,512	190,635
Total stockholders’ equity	206,670	209,239	207,086	204,069	199,693	206,670	199,693
Headcount(i)	255,041	254,063	255,898	258,753	259,144	255,041	259,547
Credit quality metrics
Allowance for credit losses	$18,248	$20,137	$21,496	$22,604	$23,576	$18,248	$23,576
Allowance for loan losses to total retained loans	2.43%	2.69%	2.88%	3.02%	3.18%	2.43%	3.18%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(j)	1.89	2.06	2.27	2.43	2.61	1.89	2.61
Nonperforming assets	$10,231	$10,896	$11,584	$11,734	$12,481	$10,231	$12,481
Net charge-offs	1,346	1,403	1,725	1,628	2,770	4,474	7,435
Net charge-off rate	0.74%	0.78%	0.97%	0.90%	1.53%	0.83%	1.39%

(a)	On May 21, 2013, the Board of Directors of JPMorgan Chase increased the Firm’s quarterly common stock dividend from $0.30 to $0.38 per share.

(b)
TBVS and ROTCE are non-GAAP financial measures. TBVS represents the Firm’s tangible common equity divided by period-end common shares. ROTCE measures the Firm’s annualized earnings as a percentage of tangible common equity. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 16–18 of this Form 10-Q.

(c)
Share price shown for JPMorgan Chase’s common stock is from the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.

(d)	Return on Basel I risk-weighted assets is the annualized earnings of the Firm divided by its average risk-weighted assets (“RWA”).

(e)
Basel 2.5 rules became effective for the Firm on January 1, 2013. The implementation of these rules in the first quarter of 2013 resulted in an increase of approximately $150 billion in RWA compared with the Basel I rules. The implementation of these rules also resulted in decreases of the Firm’s Tier 1 capital, Total capital and Tier 1 common capital ratios by 140 basis points, 160 basis points and 120 basis points, respectively, at March 31, 2013. For further discussion of Basel 2.5, see Regulatory capital on pages 61–65 of this Form 10-Q.

(f)	The Firm began estimating its total HQLA as of December 31, 2012, based on its current understanding of the Basel III LCR rules, see HQLA on page 71 of this Form 10-Q.

(g)
The Tier 1 common capital ratio (“Tier 1 common ratio”) under Basel I is Tier 1 common capital (“Tier 1 common”) divided by RWA. The Firm uses Tier 1 common capital along with the other capital measures to assess and monitor its capital position. For further discussion of the Tier 1 common ratio, see Regulatory capital on pages 61–65 of this Form 10-Q.

(h)	Included unsecured long-term debt of $199.2 billion, $199.1 billion, $206.1 billion, $200.6 billion, $207.3 billion, $199.2 billion and $207.3 billion, for the respective periods above.

(i)	Effective January 1, 2013, interns are excluded from the firmwide and business segment headcount metrics. Prior periods were revised to conform with this presentation.

(j)	Excludes the impact of residential real estate purchased credit-impaired (“PCI”) loans. For further discussion, see Allowance for credit losses on pages 94–96 of this Form 10-Q.

INTRODUCTION
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”). See the Glossary of terms on pages 215–218 for definitions of terms used throughout this Form 10-Q.
The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements on page 109 and Part II, Item 1A: Risk Factors, on page 221 of this Form 10-Q; and Part I, Item 1A, Risk Factors, on pages 8–21 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (“2012 Annual Report” or “2012 Form 10-K”), to which reference is hereby made.
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm had $2.5 trillion in assets and $206.7 billion in stockholders’ equity as of September 30, 2013. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing, asset management and private equity. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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
Consumer & Community Banking
Consumer & Community Banking (“CCB”) serves consumers and businesses through personal service at bank branches and through ATMs, online, mobile and telephone banking. CCB is organized into Consumer & Business Banking, Mortgage Banking (including Mortgage Production, Mortgage Servicing and Real Estate Portfolios) and Card, Merchant Services & Auto (“Card”). Consumer & Business Banking offers deposit and investment products and services to consumers, and lending, deposit, and cash management and payment solutions to small businesses. Mortgage Banking includes mortgage origination and servicing activities, as well as portfolios comprised of residential mortgages and home equity loans, including the PCI portfolio acquired in the Washington Mutual transaction. Card issues credit cards to consumers and small businesses, provides payment services to corporate and public sector clients through its commercial card products, offers payment processing services to merchants, and provides auto and student loan services.
Corporate & Investment Bank
The Corporate & Investment Bank (“CIB”) comprised of Banking and Markets & Investor Services, offers a broad suite of investment banking, market-making, prime brokerage, and treasury and securities products and services to a global client base of corporations, investors, financial institutions, government and municipal entities. Within Banking, the CIB offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, as well as loan origination and syndication. Also included in Banking is Treasury Services, which includes transaction services, comprised primarily of cash management and liquidity solutions, and trade finance products. The Markets & Investor Services segment of the CIB is a global market-maker in cash securities and derivative instruments, and also offers sophisticated risk management solutions, prime brokerage, and research. Markets & Investor Services also includes the Securities Services business, a leading global custodian which includes custody, fund accounting and administration, and securities lending products sold principally to asset managers, insurance companies and public and private investment funds.

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
Asset Management
Asset Management (“AM”), with client assets of $2.2 trillion as of September 30, 2013, is a global leader in investment and wealth management. AM clients include institutions, high-net-worth individuals and retail investors in every major market throughout the world. AM offers investment management across all major asset classes including equities, fixed income, alternatives and money market funds. AM also offers multi-asset investment management, providing solutions to a broad range of clients’ investment needs. For individual investors, AM also provides retirement products and services, brokerage and banking services, including trust and estate, loans, mortgages and deposits. The majority of AM’s client assets are in actively managed portfolios.

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
Economic environment
The U.S. economy grew at a moderate pace in the third quarter of 2013. Employment continued to expand, and the U.S. unemployment rate fell to 7.2%, as labor market conditions continued to improve gradually. However, inflation remained below the Federal Reserve’s Open Market Committee’s long-run target of 2%.
The U.S. housing sector continued to recover despite a rise in mortgage rates earlier in the quarter, primarily driven by improving house price indexes. Existing home sales reached the highest level in six-and-a-half years, while the median home price carried its ninth consecutive month of double-digit year-over-year increases in August 2013.
In September 2013, the Federal Reserve’s Open Market Committee decided to delay the tapering of its bond buying program, citing rising mortgage rates and uncertainty regarding the political debate on the federal budget and debt ceiling. A partial government shutdown began on October 1, 2013 which will likely exert a drag on GDP in the fourth quarter of 2013. On October 16, 2013, the U.S. government reached an agreement on the continuing resolution funding the government and suspending the debt ceiling until February 7, 2014, averting default.
Economic activity in the European Union gradually began to strengthen this quarter, but the pace of growth remained slow. Outside the Eurozone, the UK economy continued to recover at a modest pace.
In Asia, the Chinese economy returned to relative stability, as policy makers remain focused on balancing structural reforms, financial stability and growth. In Japan, the Bank of Japan left its economic easing policy unchanged this quarter, and Japanese real GDP grew at a 4% annualized rate in the first half of the year.
Economic growth in Latin America in the third quarter continued to be slow as reflected in the International Monetary Fund cutting the region’s growth forecast for 2013 to 2.7%.

Financial performance of JPMorgan Chase
	Three months ended September 30,			Nine months ended September 30,
(in millions, except per share data and ratios)	2013	2012	Change	2013	2012	Change
Selected income statement data
Total net revenue	$23,117	$25,146	(8)%	$73,450	$73,378	—%
Total noninterest expense	23,626	15,371	54	54,915	48,682	13
Pre-provision profit/(loss)	(509)	9,775	NM	18,535	24,696	(25)
Provision for credit losses	(543)	1,789	NM	121	2,729	(96)
Net income/(loss)	(380)	5,708	NM	12,645	15,592	(19)
Diluted earnings per share	(0.17)	1.40	NM	3.05	3.81	(20)%
Return on common equity	(1)%	12%		8%	11%
Capital ratios
Tier 1 capital	11.7	11.9
Tier 1 common(a)	10.5	10.4

(a)
The Tier 1 common capital ratio (“Tier 1 common ratio”) under Basel I is Tier 1 common capital (“Tier 1 common”) divided by RWA. The Firm uses Tier 1 common capital along with the other capital measures to assess and monitor its capital position. For further discussion of the Tier 1 common ratio, see Regulatory capital on pages 61–65 of this Form 10-Q.

Business Overview
JPMorgan Chase reported a third-quarter 2013 net loss of $0.4 billion, or $(0.17) per share, on net revenue of $23.1 billion. Net income decreased by $6.1 billion, compared with net income of $5.7 billion, or $1.40 per share, in the third quarter of 2012. Return on equity for the quarter was (1)%, compared with 12% for the prior-year quarter. Results in the third quarter of 2013 included the following significant items: $9.15 billion pretax expense ($7.20 billion after-tax and $1.85 per share after-tax decrease in earnings) for legal expense in Corporate, including reserves for litigation and regulatory proceedings; and $1.60 billion pretax benefit ($992 million after-tax and $0.26 per share after-tax increase in earnings) from a reduction in the allowance for loan losses in Consumer & Community Banking. Adjusting for these two items, the Firm would have earned $5.8 billion in net income, corresponding to $1.42 earnings per share. Each of these measures are non-GAAP financial measures, for further discussion, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 16–18 of this Form 10-Q.
The decrease in net income from the third quarter of 2012 was driven by higher noninterest expense and lower net revenue, partially offset by lower provision for credit losses. The decrease in net revenue compared with the prior year was mainly driven by lower mortgage fees and related income and lower securities gains, partially offset by higher principal transactions and higher asset management, administration and commissions revenue. The decrease in mortgage fees and related income reflected lower mortgage production-related revenue, reflecting lower volumes and lower margins, partially offset by lower repurchase losses; and by a decrease in net mortgage servicing-related revenue. Net interest income decreased compared with the prior year, reflecting the impact of lower loan yields due to competitive pressures and replacement of higher yielding loans with lower yielding loans, partially offset by higher investment securities yield and lower net interest expense on long-term debt.
Results in the third quarter of 2013 reflected lower estimated losses due to improved delinquency trends in the residential real estate and credit card portfolios, as well as the impact of improved home prices on the residential real estate portfolio. The provision for credit losses was a benefit of $543 million, compared with a provision for credit losses of $1.8 billion in the prior year. The total consumer provision for credit losses was a benefit of $273 million, compared with an expense of $1.9 billion in the prior year. The current-quarter consumer provision reflected a $1.6 billion reduction in the allowance for loan losses. Consumer net charge-offs were $1.3 billion, compared with $2.8 billion in the prior year, resulting in net charge-off rates of 1.47% and 3.10%, respectively, excluding in each year the PCI portfolio. The prior-year total net charge-offs included $880 million of incremental charge-offs reported in accordance with regulatory guidance on certain loans discharged under Chapter 7 bankruptcy. The wholesale provision for credit losses was a benefit of $270 million, compared with a benefit of $63 million in the prior year. Wholesale net charge-offs were $26 million, compared with net recoveries of $34 million in the prior year, resulting in a net charge-off rate of 0.03% and a net recovery rate of 0.05%, respectively. The Firm’s allowance for loan losses to period-end loans retained, excluding PCI loans, was 1.89%, compared with 2.61% in the prior year. The Firm’s nonperforming assets totaled $10.2 billion, down from the prior-quarter and prior-year levels of $10.9 billion and $12.5 billion, respectively.
Noninterest expense was $23.6 billion, up $8.3 billion, or 54%, compared with the prior year, driven by higher legal expense. The current quarter included approximately $9.3 billion of legal expense, including reserves for litigation and regulatory proceedings, compared with $790 million of expense for additional litigation reserves in the prior year.
The Firm’s results reflected strong underlying performance across its businesses. CCB average deposits were up 10%. Client investment assets were a record $179.0 billion, up 16%, and credit card sales volume was a record $107.0 billion, up 11% from the prior year. Corporate & Investment Banking reported strong performance across products and maintained its #1 ranking for Global Investment Banking fees. Corporate & Investment Banking assets under custody were a record $19.7 trillion, up 8% compared with the prior year, and average client deposits and other third-party liabilities were up 10% compared with the prior year. Asset Management reported net long-term product flows of $19 billion, positive for the eighteenth consecutive quarter, total client assets of $2.2 trillion and record loan balances of $90.5 billion.
Net income during the nine months of 2013 was $12.6 billion, or $3.05 per share, compared with $15.6 billion, or $3.81 per share, in the first nine months of 2012. The decrease was driven by an increase in noninterest expense, partially offset by a decrease in provision for credit losses. Noninterest expense was $54.9 billion, up $6.2 billion, or 13%, compared with the prior year, driven by higher legal expense. The lower provision for credit losses reflected an improved credit environment.
The Firm maintained its strong balance sheet, ending the third quarter with Basel I Tier 1 common capital of $145 billion and a Tier 1 common ratio of 10.5%, including the impact of Basel 2.5 rules that became effective at the beginning of this year. The Firm estimated that its Tier 1 common ratio under the Basel III Advanced approach on a fully phased-in basis was approximately 9.3% at September 30, 2013, including the estimated impact of final Basel III rules issued on July 2, 2013. (The Basel I and Basel III Tier 1 common ratios are non-GAAP financial measures, which the Firm uses along with the other capital measures to assess and monitor its capital position. For further discussion of the Tier 1 common capital ratios, see Regulatory capital on pages 61–65 of this Form 10-Q.)
JPMorgan Chase continued to support clients, consumers, companies and communities around the globe. The Firm provided credit and raised capital of $1.6 trillion for commercial and consumer clients during the nine months ended September 30, 2013. This included $14 billion of credit provided for U.S. small businesses and $442 billion of credit provided for corporations. This also included more than $829 billion of capital for clients and more than $59 billion of credit provided to, and capital raised for, nonprofit and government entities, including states, municipalities, hospitals and universities.
Consumer & Community Banking net income increased, compared with the prior year, due to lower provision for credit losses and noninterest expense, predominantly offset by lower net revenue. The decrease in net revenue was driven by lower mortgage fees and related income. Net interest income decreased from the prior year, driven by lower deposit margins, spread compression in Credit Card and Auto and lower loan balances due to portfolio runoff, largely offset by higher deposit balances. The provision for credit losses was a benefit of $267 million, compared with a provision for credit losses of $1.9 billion in the prior year. The current-quarter provision reflected a $1.6 billion reduction in the allowance for loan losses and total net charge-offs of $1.3 billion. The prior-year provision reflected a $955 million reduction in the allowance for loan losses and total net charge-offs of $2.8 billion. Prior-year total net charge-offs included $880 million of incremental charge-offs reported in accordance with regulatory guidance on certain loans discharged under Chapter 7 bankruptcy. Noninterest expense decreased from the prior year, driven by lower mortgage servicing expense, partially offset by continued investments in Chase Private Client expansion, and costs related to the control agenda. Return on equity for the third quarter of 2013 was 23% on $46.0 billion of average allocated capital.
Corporate & Investment Bank net income increased compared with the prior year, reflecting lower noninterest expense and a higher benefit from the provision for credit losses, partially offset by lower net revenue. Net revenue included a $397 million loss from debit valuation adjustments (“DVA”; a non-GAAP financial measure) on structured notes and derivative liabilities; the prior year included a loss from DVA of $211 million, as well as a modest loss from the synthetic credit portfolio. Excluding the impact of DVA, revenue was flat, with higher Banking revenue predominantly offset by lower Markets and Investor Services revenue. Noninterest expense decreased from the prior year, primarily driven by lower compensation expense. Return on equity for the third quarter of 2013 was 16%, or 17% excluding DVA, on $56.5 billion of average allocated capital.
Commercial Banking net income decreased compared with the prior year, reflecting an increase in noninterest expense, partially offset by a lower provision for credit losses. Net revenue was flat compared with the prior year. Net interest income was flat compared with the prior year, reflecting spread compression on loan and liability products and lower purchase discounts recognized on loan repayments, predominantly offset by higher loan balances. Noninterest expense increased by 10% compared with the prior year reflecting higher product- and headcount-related expense. Return on equity for the third quarter of 2013 was 20% on $13.5 billion of average allocated capital.
Asset Management net income increased compared with the prior year, reflecting higher net revenue, predominantly offset by higher noninterest expense. Noninterest revenue increased due to net client inflows, the effect of higher market levels and higher placement fees. Net interest income increased due to higher loan and deposit balances, partially offset by narrower loan and deposit spreads. Noninterest expense increased from the prior year, primarily due to higher headcount-related expense, higher performance-based compensation and costs related to the control agenda. Return on equity was 21% on $9.0 billion of average allocated capital and pretax margin was 28% for the third quarter of 2013.
Corporate/Private Equity net income was a loss of $6.5 billion, compared with net income of $228 million in the prior year.
Private Equity reported net income of $242 million, compared with a net loss of $89 million in the prior year. Net revenue was $398 million, compared with a loss of

$135 million in the prior year, primarily due to net valuation gains on private investments.
Treasury and CIO reported a net loss of $193 million, compared with net income of $369 million in the prior year. Net revenue was a loss of $232 million, compared with net revenue of $713 million in the prior year. The prior-year revenue reflected $888 million extinguishment gains related to the redemption of trust preferred securities. Current-quarter net interest income was a loss of $261 million due to low interest rates and limited reinvestment opportunities.
Other Corporate reported a net loss of $6.5 billion, compared with a net loss of $52 million in the prior year. The current quarter included approximately $9.15 billion of legal expense, including reserves for litigation and regulatory proceedings, compared with $684 million of expense for additional litigation reserves in the prior year.
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
2013 Business outlook
The following forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 109 and Risk Factors on page 221 of this Form 10-Q.
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
The Firm expects that net interest income for the fourth quarter of 2013 will be relatively flat from third-quarter levels. Firmwide adjusted expense is expected to be $59.5–$60 billion for the full year 2013 (including approximately $1 billion of increase in spending related to the control agenda and approximately $0.5 billion of non-Corporate litigation, but excluding Corporate litigation expense and foreclosure-related matters).
In Mortgage Banking within CCB, management expects to continue to incur elevated default- and foreclosure-related costs, including additional costs associated with the Firm’s mortgage servicing processes, particularly its loan modification and foreclosure procedures.
Primary mortgage interest rates increased in the second quarter of 2013 and remained at those higher levels in the third quarter of 2013. Management expects such a market environment to have a negative impact on refinancing volumes and margins, and, accordingly, the pretax income of Mortgage Production is anticipated to be slightly negative in the fourth quarter of 2013.
For Real Estate Portfolios within Mortgage Banking, total net charge-offs for the fourth quarter of 2013 are expected to be approximately $200 million, if current trends continue. If net charge-offs and delinquencies continue to trend down, the related allowance for loan losses could continue to be reduced over time.
In the Card Services business within Card, Merchant Services & Auto, the Firm expects that, if current credit trends in the credit card portfolio continue to improve, including improving delinquency rates and lower balances of restructured loans, it is possible that there could be a further release of approximately $150 million from the related allowance for loan losses in the fourth quarter of 2013.
The currently anticipated results for CCB described above could be adversely affected if economic conditions, including U.S. housing prices or the unemployment rate, do not continue to improve. Management continues to closely monitor the portfolios in these businesses.
In Private Equity, within the Corporate/Private Equity segment, earnings will likely continue to be volatile and influenced by capital markets activity, market levels, the performance of the broader economy and investment-specific factors.
For Treasury and CIO, as the Firm continues to reinvest its investment securities portfolio, net interest income is expected to improve over the next several quarters.
For Other Corporate, within the Corporate/Private Equity segment, management expects quarterly net income, excluding material legal expense and significant items, if any, to be approximately $100 million, but this amount is likely to vary each quarter.

Regulatory developments
JPMorgan Chase is subject to regulation under state and federal laws in the U.S., as well as the applicable laws of each of the various other jurisdictions outside the U.S. in which the Firm does business. In addition, certain affiliates and subsidiaries of the Firm are banks, registered broker-dealers, futures commission merchants, investment advisers or other regulated entities and, in those capacities, are subject to regulation by various U.S., state and foreign securities, banking, commodities futures, consumer protection and other regulators. The Firm is currently experiencing an unprecedented increase in regulation and supervision, and such changes could have a significant impact on how the Firm conducts business.
As previously disclosed, in July 2013, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC”) approved the interim final rules for implementing Basel III in the U.S. The interim final rules narrowed the definition of capital, increased capital requirements for certain exposures, set higher capital ratio requirements and minimum floors with respect to the capital ratio requirements, and included a supplementary leverage ratio. U.S. banking regulators and the Basel Committee on Banking Supervision (“Basel Committee”) have, in addition, proposed changes to the leverage ratios applicable to the Firm and its bank subsidiaries. On October 24, 2013, the U.S. banking regulators released a proposal to implement a quantitative liquidity requirement consistent with, but more conservative than, the Basel III Liquidity Coverage Ratio (“LCR”) for large banks. It also provides for an accelerated transition period compared to what is currently required under the Basel III LCR rules. The Firm is currently assessing the impact of this new proposal to its current estimate of LCR. For further information regarding Basel III, including the supplementary leverage ratio, see Regulatory capital on pages 61–65, and for LCR, see Liquidity risk management on pages 68–73 of this Form 10-Q. Also in July 2013, as previously disclosed, the U.S. District Court for the District of Columbia ruled that the Federal Reserve exceeded its authority in the manner it set a cap on debit card transaction interchange fees and established network exclusivity prohibitions in its regulation implementing the Durbin Amendment provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Federal Reserve announced in August, 2013 that it was appealing the decision and the appellate court has set up an expedited briefing schedule; the Federal Reserve’s current regulations are expected to remain in effect until the appeal is decided. It is too early for the Firm to determine what effects the District Court decision could have on the Firm, as any such effects (and the timing thereof) will depend on numerous factors, including the outcome of the appeal, the substance of any new or revised regulations that may be promulgated as a result thereof and any changes in business practices the Firm may make in response thereto.
Rulemaking under the Dodd-Frank Act, as well as other federal banking laws, by the Federal Reserve, the OCC, and the FDIC, the Commodities Futures Trading Commission (the “CFTC”), the Securities Exchange Commission (the “SEC”), and the Bureau of Consumer Financial Protection (the “CFPB”) is continuing. In June, 2013, the CFTC published final rules enacting the Dodd-Frank requirement that swaps that are required to be cleared (“required swaps”), be executed on a “swap execution facility” (“SEF”); until the final rules were issued, the market assumed that only those platforms which offered required swaps would be required to register as a SEF. However, when the final rules were issued, included in a footnote was the requirement that all trading platforms that meet the definition of a SEF register with the CFTC — even if the trading platform does not execute required swaps — thereby mandating that all such platforms register with the CFTC by October 2, 2013. Because many non-U.S. platforms that do not execute required swaps have taken the position that they would not need to register with the CFTC unless they permit U.S. persons to transact on their platform, they have, as a result of the final rules, become unwilling to permit certain U.S. market participants, such as JPMorgan Chase Bank, N.A., access to their platforms. The Firm believes reduced participation by U.S. persons in certain non-U.S. swaps markets will adversely affect the liquidity of such markets. Finally, the responsible agencies have indicated that a final Volcker rule may be forthcoming by or near the end of 2013; depending on how the final rule deals with issues involving market-making, hedging and sponsored funds, it could adversely affect the Firm’s investment banking and investment management businesses, and other of the Firm’s activities. The Firm continues to work diligently to assess and understand the implications of all the regulatory changes it is facing, and is devoting substantial resources to implementing all the new regulations while, at the same time, endeavoring to meet the needs and expectations of its clients.
The Firm is also experiencing heightened regulatory scrutiny of its compliance with applicable laws and rules, as well as its controls and operational processes. As previously disclosed, the Firm has entered into several Consent Orders and regulatory settlements (including, in certain instances, with multiple regulators proceeding in respect of the same underlying conduct), some of which have resulted in civil money penalties and payments of restitution or disgorgement. The Firm expects that such regulatory scrutiny will continue, and that regulators will increasingly use formal enforcement actions instead of informal supervisory actions or criticisms. For further discussion of the Consent Orders and other regulatory settlements, see Note 23 on pages 201–209 of this Form 10-Q.
The effect of the changes in law and the heightened scrutiny of its regulators, the increase in threatened and pending litigation facing the Firm, and the escalating demands and penalties being imposed by various governmental agencies, has resulted in additional legal expense for the Firm in recent periods.
As of September 30, 2013, the Firm had total reserves for litigation and regulatory proceedings of approximately $23 billion. These reserves, which reflect the Firm’s estimate of probable and estimable losses from litigation and regulatory proceedings as of September 30, 2013, relate to a broad range of matters, and involve significant management judgment, based upon information available as of the date of such estimate and taking into consideration management’s best estimate of such losses for those cases for which such estimates can be made. Accordingly, such reserves will change from time to time.
The Firm cannot, in light of the various factors discussed above, quantify the possible effects on its business and operations or financial condition of all the significant changes that are currently underway. For further discussion of the Firm’s litigation matters, see Note 23 on pages 201–209 of this Form 10-Q, and for additional information regarding regulatory developments, see Supervision and Regulation on pages 1–8 and Risk factors on pages 8–21, of JPMorgan Chase’s 2012 Form 10-K.

Business events
Changes to preferred stock
On February 5, 2013, the Firm issued $900 million of noncumulative preferred stock. On April 23, 2013, the Firm issued $1.5 billion of noncumulative preferred stock. On July 29, 2013, the Firm issued $1.5 billion of noncumulative preferred stock.
The Firm redeemed all $1.8 billion of its outstanding 8.625% noncumulative preferred stock, Series J on September 1, 2013. For additional information on the Firm’s preferred stock, see Note 22 on page 300 of the Firm’s 2012 Annual Report.
Redemption of outstanding trust preferred securities
On May 8, 2013, the Firm redeemed approximately $5.0 billion, or 100% of the liquidation amount, of the following eight series of trust preferred securities: JPMorgan Chase Capital X, XI, XII, XIV, XVI, XIX, XXIV, and BANK ONE Capital VI. For a further discussion of trust preferred securities, see Note 21 on pages 297–299 of JPMorgan Chase’s 2012 Annual Report.
Increase in common stock dividend
On May 21, 2013, the Board of Directors increased the Firm’s quarterly common stock dividend from $0.30 per share to $0.38 per share, effective with the dividend paid on July 31, 2013, to shareholders of record on July 5, 2013.
One Equity Partners
As announced on June 14, 2013, One Equity Partners (“OEP”) will raise its next fund from an external group of limited partners and then become independent from JPMorgan Chase. Until it becomes independent from the Firm, OEP will continue to make direct investments for JPMorgan Chase, and thereafter continue to manage the then-existing group of portfolio companies for JPMorgan Chase to maximize value for the Firm.

Physical commodities businesses
On July 26, 2013, the Firm announced that it is pursuing strategic alternatives for its physical commodities businesses, including its remaining holdings of commodities assets and its physical trading operations. The Firm is exploring a full range of options, including but not limited to: a sale, spin off or strategic partnership. During this process, the Firm will continue to run its physical commodities business as a going concern. The Firm remains fully committed to its traditional banking activities in the commodities markets, including financial derivatives and the trading of precious metals, which are not part of these strategic alternatives.
Student loan business
The Firm has announced it intends to exit student loan originations.
Subsequent events
One Chase Manhattan Plaza
On October 17, 2013, the Firm entered into a $725 million agreement for the sale of One Chase Manhattan Plaza, an office building located in New York City. The transaction is anticipated to close in the fourth quarter of 2013.
Mortgage-backed securities settlements with the Federal Housing Finance Agency, Freddie Mac and Fannie Mae
On October 25, 2013, the Firm announced that it had reached an agreement to resolve all of its mortgage-backed securities (“MBS”) litigation with the Federal Housing Finance Agency (“FHFA”) as conservator for Freddie Mac and Fannie Mae for $4.0 billion. This settlement resolves the Firm’s largest MBS case and relates to approximately $33.8 billion of securities purchased by Fannie Mae and Freddie Mac from JPMorgan Chase, Bear Stearns and Washington Mutual. The Firm also simultaneously agreed to resolve, for $1.1 billion, GSE repurchase claims for breaches of representations and warranties on loans sold to the GSEs from 2000 to 2008, except for certain limited types of exposures. The settlement does not release the Firm’s liability with respect to its servicing obligations on the covered loans. For additional information see Note 23 on pages 201–209 of this Form 10-Q.

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2013 and 2012. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 106–108 of this Form 10-Q and pages 178–182 of JPMorgan Chase’s 2012 Annual Report.

Revenue
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change
Investment banking fees	$1,507	$1,443	4%	$4,669	$4,081	14%
Principal transactions(a)	2,662	2,047	30	10,183	4,342	135
Lending- and deposit-related fees	1,519	1,562	(3)	4,476	4,625	(3)
Asset management, administration and commissions	3,667	3,336	10	11,131	10,189	9
Securities gains	26	458	(94)	659	2,008	(67)
Mortgage fees and related income	841	2,377	(65)	4,116	6,652	(38)
Card income	1,518	1,428	6	4,440	4,156	7
Other income(b)	602	1,519	(60)	1,364	3,537	(61)
Noninterest revenue	12,342	14,170	(13)	41,038	39,590	4
Net interest income	10,775	10,976	(2)	32,412	33,788	(4)
Total net revenue	$23,117	$25,146	(8)%	$73,450	$73,378	—%

(a)
Includes DVA on structured notes and derivative liabilities measured at fair value. DVA gains/(losses) were $(397) million and $(211) million for the three months ended September 30, 2013 and 2012, respectively, and $84 million and $(363) million for the nine months ended September 30, 2013 and 2012, respectively.

(b)
Included operating lease income of $376 million and $331 million for the three months ended September 30, 2013 and 2012, respectively, and $1.1 billion and $982 million for the nine months ended September 30, 2013 and 2012, respectively.

Total net revenue for the three months ended September 30, 2013, was $23.1 billion, a decrease of $2.0 billion, or 8%, compared with the three months ended September 30, 2012. For the nine months ended September 30, 2013, total net revenue was $73.5 billion, an increase of $72 million, from the same period of the prior year. For the three months ended September 30, 2013, lower mortgage fees and related income, as well as other income were offset partially by higher principal transactions revenue. For the nine months ended September 30, 2013, higher principal transactions revenue, asset management, administration and commissions revenue, and investment banking fees were offset partially by lower mortgage fees and related income, net interest income, securities gains and other income.
Investment banking fees for both the three and nine months ended September 30, 2013, increased compared with the prior year, due to higher debt and equity underwriting fees, partially offset by lower advisory fees. The increase in debt and equity underwriting fees for the nine months ended September 30, 2013, compared with the prior year was driven by overall industry wallet growth and an increase in the Firm’s wallet share. The decrease in advisory fees compared with the prior year was due to the industry-wide M&A wallet decline, partially offset by a higher share of completed transactions. For additional information on investment banking fees, which are primarily recorded in CIB, see CIB segment results pages 36–41 and Note 6 on pages 145–146 of this Form 10-Q.

Principal transactions revenue increased for both the three and nine months ended September 30, 2013, compared with the prior year. The increase for the three months ended September 30, 2013 was primarily due to net valuation gains, compared with net valuation losses in the prior year, in Corporate/Private Equity. In addition, the prior year included a $449 million loss on the index credit derivative positions retained by CIO and a modest loss from the synthetic credit portfolio in CIB. Principal transactions revenue for the nine months ended September 30, 2013 increased significantly compared with the prior year. The prior-year period included the aforementioned loss in CIO, in addition to the $5.8 billion loss on the synthetic credit portfolio incurred by CIO in the first six months of 2012. The current-year period reflected strong equity markets revenue in CIB and a gain related to DVA on structured notes and derivative liabilities, compared with a loss in the prior year; these were partially offset by the absence of a $663 million gain recognized in 2012 in Other Corporate, representing the recovery on a Bear Stearns-related subordinated loan. For additional information on principal transactions revenue, see CIB and Corporate/Private Equity segment results on pages 36–41 and 50–52, respectively, and Note 6 on pages 145–146 of this Form 10-Q.
Lending- and deposit-related fees decreased only slightly compared with both the three and nine months ended September 30, 2012, predominantly due to lower deposit-related fees in CCB resulting from reductions in certain product and transaction fees. For additional information on lending- and deposit-related fees, which are mostly recorded in CCB, CIB and CB, see the segment results for CCB on pages 21–35, CIB on pages 36–41 and CB on pages 42–45 of this Form 10-Q.
Asset management, administration and commissions revenue increased compared with both the three and nine months ended September 30, 2012. The increase from the three months ended September 30, 2012, was driven by higher investment management fees in AM, due to net client inflows, the effect of higher market levels, and higher placement fees, as well as higher investment revenue in CCB. The increase from the nine months ended September 30, 2012, was driven by higher investment management fees in AM, due to net client inflows, the effect of higher market levels, and higher performance fees, as well as higher investment revenue in CCB. For additional information on these fees and commissions, see the segment discussions for CCB on pages 21–35, AM on pages 46–49, and Note 6 on pages 145–146 of this Form
10-Q.
Securities gains decreased compared with both prior-year periods, reflecting the results of repositioning the CIO available-for-sale (“AFS”) portfolio. For additional information on securities gains, which are predominantly recorded in the Firm’s Corporate/Private Equity segment, see the Corporate/Private Equity segment discussion on pages 50–52, and Note 11 on pages 149–152 of this
Form 10-Q.
Mortgage fees and related income decreased compared with prior-year periods. The decrease resulted from lower net mortgage production revenue and net mortgage servicing revenue. The decrease in net mortgage production revenue was due to lower revenue margins and rising rates. The decrease in net mortgage servicing revenue was predominantly due to lower mortgage servicing rights (“MSR”) risk management results. For additional information on mortgage fees and related income, which is recorded predominantly in CCB, see CCB’s Mortgage Production and Mortgage Servicing discussion on pages 27–30, and Note 16 on pages 186–189 of this Form 10-Q.
Card income increased compared with the three and nine months ended September 30, 2012. The increase was driven by higher net interchange income on credit and debit cards and merchant servicing revenue, due to growth in business volume. For additional information on credit card income, see the CCB segment results on pages 21–35 of this Form 10-Q.
Other income decreased compared with the three and nine months ended September 30, 2012, primarily reflecting the absence of 2012 items recorded in Corporate/Private Equity. The three months ended September 30, 2012 included $888 million of extinguishment gains related to the redemption of trust preferred securities. The nine months ended September 30, 2012 included the aforementioned gain on the trust preferred securities, as well as a $1.1 billion benefit from the Washington Mutual bankruptcy settlement. The 2013 decrease was offset partially by higher revenue from client-driven activity in CIB, as well as higher auto-related operating lease income, in both the three and nine month periods.
Net interest income decreased compared with the three and nine months ended September 30, 2012. The decrease from the three months ended September 30, 2012, primarily reflected the impact of lower loan yields due to competitive pressures and replacement of higher yielding loans with lower yielding loans, partially offset by higher investment securities yield and lower interest expense on long-term debt. The decrease from the nine months ended September 30, 2012, reflected the impact of the aforementioned lower loan yields and the impact of low interest rates on investment securities yield and reinvestment opportunities, partially offset by lower long-term debt costs, primarily due to a change in funding mix, and lower deposit costs. The Firm’s average interest-earning assets were $2.0 trillion for the three months ended September 30, 2013, and the net interest yield on those assets, on a fully taxable-equivalent (“FTE”) basis, was 2.18%, a decrease of 25 basis points from the prior year. For the nine months ended September 30, 2013, the Firm’s average interest-earning assets were $2.0 trillion, and the net interest yield on those assets, on a FTE basis, was 2.25%, a decrease of 26 basis points from the prior year.

Provision for credit losses
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change
Consumer, excluding credit card	$(815)	$736	NM	$(1,345)	$313	NM
Credit card	542	1,116	(51)%	1,588	2,347	(32)%
Total consumer	(273)	1,852	NM	243	2,660	(91)
Wholesale	(270)	(63)	(329)%	(122)	69	NM
Total provision for credit losses	$(543)	$1,789	NM	$121	$2,729	(96)%
The provision for credit losses decreased from both the three and nine months ended 2012, largely due to a decline in the provision for total consumer credit losses, and to a lesser extent, the wholesale provision for credit losses, which reflected a higher benefit for the three months ended

September 30, 2013, and a benefit for the nine month period in 2013, compared with an expense in 2012. The decline in the consumer provision was attributable to lower net charge-offs, largely due to the prior-year incremental charge-offs of $880 million recorded in accordance with regulatory guidance on certain loans discharged under Chapter 7 bankruptcy; continued reductions in the allowance for loan losses, reflecting lower estimated losses due to improved delinquency trends; and the impact of improved home prices. The wholesale provision in the current periods reflected a favorable credit environment and stable credit quality trends. For a more detailed discussion of the credit portfolio and the allowance for credit losses, see the segment discussions for CCB on pages 21–35, CIB on pages 36–41 and CB on pages 42–45, and the Allowance for credit losses section on pages 94–96 of this Form 10-Q.

Noninterest expense
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change
Compensation expense	$7,325	$7,503	(2)%	$23,758	$23,543	1%
Noncompensation expense:
Occupancy	947	973	(3)	2,752	3,014	(9)
Technology, communications and equipment	1,356	1,312	3	4,049	3,865	5
Professional and outside services	1,897	1,759	8	5,532	5,411	2
Marketing	588	607	(3)	1,755	1,929	(9)
Other expense(a)(b)	11,373	3,035	275	16,625	10,354	61
Amortization of intangibles	140	182	(23)	444	566	(22)
Total noncompensation expense	16,301	7,868	107	31,157	25,139	24
Total noninterest expense	$23,626	$15,371	54%	$54,915	$48,682	13%

(a)
Included firmwide legal expense of $9.3 billion and $790 million for the three months ended September 30, 2013 and 2012, respectively, and $10.3 billion and $3.8 billion for the nine months ended September 30, 2013 and 2012, respectively.

(b)
Included FDIC-related expense of $362 million and $426 million for the three months ended September 30, 2013 and 2012, respectively, and $1.1 billion and $1.2 billion for the nine months ended September 30, 2013 and 2012, respectively.

Total noninterest expense for the three months ended September 30, 2013, was $23.6 billion, up by $8.3 billion, or 54%, compared with the prior year. For the nine months ended September 30, 2013, total noninterest expense was $54.9 billion, up by $6.2 billion, or 13%, compared with the prior year. The increase in both periods was predominantly due to higher legal expense in Corporate/Private Equity.
Compensation expense decreased compared with the three months ended September 30, 2012, driven predominantly by CIB, partially offset by the impact of investments across the businesses, including front office sales and support staff, as well as costs related to the Firm’s control agenda. Compensation expense increased compared with the nine months ended September 30, 2012, due to the impact of the aforementioned investments in the businesses and costs related to the Firm’s control agenda, partially offset by lower performance-based compensation expense in CIB and a decline in CCB’s mortgage business, which included the effect of lower servicing headcount.
Noncompensation expense increased in the three months ended September 30, 2013, compared with the prior year, due to higher other expense, reflecting in particular $9.3 billion of firmwide legal expense, predominantly in Corporate/Private Equity, representing reserves for litigation and regulatory proceedings, compared with $790 million of expense for additional litigation reserves in the prior year. Higher legal-related professional services expense and costs related to the Firm’s control agenda also contributed to the increase. For the nine months ended September 30, 2013, noncompensation expense increased reflecting in particular $10.3 billion of firmwide legal expense, predominantly in Corporate/Private Equity, representing reserves for litigation and regulatory proceedings, compared with $3.8 billion of expense for additional litigation reserves in the prior year. Investments in the businesses, higher legal-related professional services expense, and costs related to the Firm’s control agenda also contributed to the increase. The increase was offset partially by lower mortgage servicing and marketing expense in CCB, and lower occupancy expense for the Firm, which predominantly reflected the absence of charges recognized in 2012 related to vacating excess space. For a further discussion of legal expense, see Note 23 on pages 201–209 of this Form 10-Q.

Income tax expense
(in millions, except rate)	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Income before income tax expense	$34	$7,986	(100)%	$18,414	$21,967	(16)%
Income tax expense	414	2,278	(82)	5,769	6,375	(10)
Effective tax rate	NM	28.5%		31.3%	29.0%
The effective tax rate for the three months ended September 30, 2013, was impacted by the substantial effect of the increased legal expense, a portion of which is estimated to include nondeductible penalties, on pretax income and income tax expense. The increase in the effective tax rate during the nine months ended September 30, 2013, was largely attributable to the effect of the aforementioned nondeductible penalties, partially offset by lower reported pretax income in combination with changes in the mix of income and expense subject to U.S. federal, state and local income taxes, the impact of tax-exempt income and business tax credits, prior period tax adjustments and audit resolutions. For additional information on income taxes, see Critical Accounting Estimates Used by the Firm on pages 106–108, of this Form 10-Q.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its consolidated financial statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”); these financial statements appear on pages 110–114 of this Form 10-Q. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year-to-year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended September 30,
	2013			2012
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$602	$582	$1,184	$1,519	$517	$2,036
Total noninterest revenue	12,342	582	12,924	14,170	517	14,687
Net interest income	10,775	181	10,956	10,976	200	11,176
Total net revenue	23,117	763	23,880	25,146	717	25,863
Pre-provision profit/(loss)	(509)	763	254	9,775	717	10,492
Income before income tax expense	34	763	797	7,986	717	8,703
Income tax expense	$414	$763	$1,177	$2,278	$717	$2,995
Overhead ratio	102%	NM	99%	61%	NM	59%

	Nine months ended September 30,
	2013			2012
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,364	$1,728	$3,092	$3,537	$1,568	$5,105
Total noninterest revenue	41,038	1,728	42,766	39,590	1,568	41,158
Net interest income	32,412	508	32,920	33,788	566	34,354
Total net revenue	73,450	2,236	75,686	73,378	2,134	75,512
Pre-provision profit/(loss)	18,535	2,236	20,771	24,696	2,134	26,830
Income before income tax expense	18,414	2,236	20,650	21,967	2,134	24,101
Income tax expense	$5,769	$2,236	$8,005	$6,375	$2,134	$8,509
Overhead ratio	75%	NM	73%	66%	NM	64%

(a)	Predominantly recognized in CIB and CB business segments and Corporate/Private Equity.

Tangible common equity (“TCE”), ROTCE, TBVS, Tier 1 common under Basel I and III rules, and the supplementary leverage ratio (“SLR”) are each non-GAAP financial measures. TCE represents the Firm’s common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less goodwill and identifiable intangible assets (other than MSRs), net of related deferred tax liabilities. ROTCE measures the Firm’s earnings as a percentage of average TCE. TBVS represents the Firm’s tangible common equity divided by period-end common shares. Tier 1 common under Basel I and III rules, and SLR are used by management, bank regulators, investors and analysts to assess and monitor the Firm’s capital position and liquidity. TCE, ROTCE, and TBVS are meaningful to the Firm, as well as analysts and investors, in assessing the Firm’s use of equity. For additional information on Tier 1 common under Basel I and III, see Regulatory capital on pages 61–65 of this Form10-Q. All of the aforementioned measures are useful to the Firm, as well as analysts and investors, in facilitating comparisons of the Firm with competitors.

Average tangible common equity
	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share and ratio data)	2013	2012	2013	2012
Common stockholders’ equity	$197,232	$186,590	$196,425	$181,791
Less: Goodwill	48,073	48,158	48,106	48,178
Less: Certain identifiable intangible assets	1,878	2,729	2,021	2,928
Add: Deferred tax liabilities(a)	2,904	2,765	2,867	2,741
Tangible common equity	$150,185	$138,468	$149,165	$133,426

Return on tangible common equity (“ROTCE”)	(2)%	16%	11%	15%
Tangible book value per share	$39.51	$37.53	$39.51	$37.53

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

Core net interest income data(a)
	Three months ended September 30,			Nine months ended September 30,
(in millions, except rates)	2013	2012	Change	2013	2012	Change
Net interest income – managed basis(b)(c)	$10,956	$11,176	(2)%	$32,920	$34,354	(4)%
Less: Market-based net interest income	1,109	1,386	(20)	3,886	4,300	(10)
Core net interest income(b)	$9,847	$9,790	1	$29,034	$30,054	(3)

Average interest-earning assets	$1,997,413	$1,829,780	9	$1,958,359	$1,831,633	7
Less: Average market-based earning assets	493,780	497,469	(1)	505,062	497,832	1
Core average interest-earning assets	$1,503,633	$1,332,311	13%	$1,453,297	$1,333,801	9%
Net interest yield on interest-earning assets – managed basis	2.18%	2.43%		2.25%	2.51%
Net interest yield on market-based activities	0.89	1.11		1.03	1.15
Core net interest yield on core average interest-earning assets	2.60%	2.92%		2.67%	3.01%

(a)
Includes core lending, investing and deposit-raising activities on a managed basis across the Firm’s business segments and Corporate/Private Equity; excludes the market-based activities within the CIB.

(b)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(c)	For a reconciliation of net interest income on a reported and managed basis, see reconciliation from the Firm’s reported U.S. GAAP results to managed basis on page 16 of this Form 10-Q.

Quarterly and year-to-date results
Core net interest income increased by $57 million to $9.8 billion and decreased by $1.0 billion to $29.0 billion for the three and nine months ended September 30, 2013, respectively, compared with the prior year periods. Core average interest-earning assets increased by $171.3 billion to $1,503.6 billion and by $119.5 billion to $1,453.3 billion for the three and nine months ended September 30, 2013, respectively, compared with the prior year periods. The slight increase in core net interest income from the third quarter of 2012 primarily reflected the impact of higher investment securities yield, lower interest expense on long-term debt and on other liabilities, largely offset by lower loan yields due to competitive pressures and replacement of higher yielding loans with lower yielding loans.
The decrease from the nine months ended September 30, 2012 reflected the impact of the aforementioned lower loan yields, the impact of low interest rates on investment securities yield and reinvestment opportunities, partially offset by lower long-term debt costs, primarily due to a change in funding mix, and lower deposit costs. The increase in average interest-earning assets in both periods was primarily driven by higher deposits with banks. The core net interest yield decreased by 32 basis points to 2.60% for the three months ended September 30, 2013, primarily driven by a significant increase in deposits with banks and lower loan yields, partially offset by higher investment securities yield and lower interest expense on long-term debt. For the nine months ended September 30, 2013, core net interest yield decreased by 34 basis points to 2.67%, primarily driven by a significant increase in deposits with banks and lower loan yields, partially offset by the impact of lower long-term debt costs and deposit rates.

Net income and earnings per share excluding certain items
Presented below are the Firm’s net income and earnings per share excluding the aftertax impact of reductions in the allowance for loan losses and litigation expense in Corporate. These measures should be viewed in addition to, and not as a substitute for, the Firm’s reported results. Management believes this information helps investors understand the effect of these items on reported results and provides an additional presentation of the Firm’s performance. The table below provides a reconciliation of reported results to these non-GAAP measures.

Three months ended September 30, 2013	In millions	Per-share amounts
Reported: Net income	$(380)	$(0.17)
Adjustments:
Corporate litigation expense	7,200	1.85
Reduction in allowance for loan losses	(992)	(0.26)
As adjusted: Net income	$5,828	$1.42
Other financial measures
The Firm also discloses the allowance for loan losses to total retained loans, excluding residential real estate purchased credit-impaired loans. For a further discussion of this credit metric, see Allowance for credit losses on pages 94–96 of this Form 10-Q.

BUSINESS SEGMENT RESULTS
The Firm is managed on a line of business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate/Private Equity segment.
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s use of non-GAAP financial measures, on pages 16–18 of this Form 10-Q.
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
Business segment capital allocation changes
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, regulatory capital requirements (as estimated under Basel III) and economic risk measures. The amount of capital assigned to each business is referred to as equity. Effective January 1, 2013, the Firm further refined the capital allocation framework to align it with the line of business structure described above, which had become effective in the fourth quarter of 2012. The increase in equity levels for the lines of businesses is largely driven by regulatory guidance on Basel III requirements, principally for CIB and CIO, and by anticipated business growth. For further information about these capital changes, see Line of business equity on page 65 of this Form 10-Q.

Segment Results – Managed Basis
The following table summarizes the business segment results for the periods indicated.

Three months ended September 30,	Total net revenue(a)			Total Noninterest expense(a)			Pre-provision profit/(loss)(a)
(in millions)	2013	2012	Change	2013	2012	Change	2013	2012	Change
Consumer & Community Banking	$11,082	$12,720	(13)%	$6,867	$6,956	(1)%	$4,215	$5,764	(27)%
Corporate & Investment Bank	8,189	8,360	(2)	4,999	5,350	(7)	3,190	3,010	6
Commercial Banking	1,725	1,732	—	661	601	10	1,064	1,131	(6)
Asset Management	2,763	2,459	12	2,003	1,731	16	760	728	4
Corporate/Private Equity	121	592	(80)	9,096	733	NM	(8,975)	(141)	NM
Total	$23,880	$25,863	(8)%	$23,626	$15,371	54%	$254	$10,492	(98)%

Three months ended September 30,	Provision for credit losses			Net income/(loss)(a)			Return on common equity
(in millions, except ratios)	2013	2012	Change	2013	2012	Change	2013	2012
Consumer & Community Banking	$(267)	$1,862	NM	$2,702	$2,355	15%	23%	22%
Corporate & Investment Bank	(218)	(60)	(263)%	2,240	1,992	12	16	17
Commercial Banking	(41)	(16)	(156)	665	690	(4)	20	29
Asset Management	—	14	NM	476	443	7	21	25
Corporate/Private Equity	(17)	(11)	(55)%	(6,463)	228	NM	NM	NM
Total	$(543)	$1,789	NM	$(380)	$5,708	NM	(1)%	12%

Nine months ended September 30,	Total net revenue(a)			Total Noninterest expense(a)			Pre-provision profit/(loss)(a)
(in millions)	2013	2012	Change	2013	2012	Change	2013	2012	Change
Consumer & Community Banking	$34,712	$37,522	(7)%	$20,521	$20,838	(2)%	$14,191	$16,684	(15)%
Corporate & Investment Bank	28,205	26,684	6	16,852	16,854	—	11,353	9,830	15
Commercial Banking	5,126	5,080	1	1,957	1,790	9	3,169	3,290	(4)
Asset Management	8,141	7,193	13	5,771	5,161	12	2,370	2,032	17
Corporate/Private Equity	(498)	(967)	49	9,814	4,039	143	(10,312)	(5,006)	(106)
Total	$75,686	$75,512	—%	$54,915	$48,682	13%	$20,771	$26,830	(23)%

Nine months ended September 30,	Provision for credit losses			Net income/(loss)(a)			Return on common equity
(in millions, except ratios)	2013	2012	Change	2013	2012	Change	2013	2012
Consumer & Community Banking	$263	$2,683	(90)%	$8,377	$8,562	(2)%	24%	27%
Corporate & Investment Bank	(213)	(34)	NM	7,688	6,401	20	18	18
Commercial Banking	42	44	(5)	1,882	1,954	(4)	19	27
Asset Management	44	67	(34)	1,463	1,220	20	22	23
Corporate/Private Equity	(15)	(31)	52	(6,765)	(2,545)	(166)	NM	NM
Total	$121	$2,729	(96)%	$12,645	$15,592	(19)%	8%	11%

(a)
In the second quarter of 2013, the 2012 data for certain income statement line items were revised to reflect the transfer of certain functions and staff from Corporate/Private Equity to CCB, effective January 1, 2013.

CONSUMER & COMMUNITY BANKING
For a discussion of the business profile on CCB, see pages 80–91 of JPMorgan Chase’s 2012 Annual Report and the Introduction on page 4 of this Form 10-Q.

Selected income statement data(a)
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Revenue
Lending- and deposit-related fees	$780	$797	(2)%	$2,230	$2,332	(4)%
Asset management, administration and commissions	515	523	(2)	1,609	1,598	1
Mortgage fees and related income	839	2,376	(65)	4,108	6,649	(38)
Card income	1,460	1,376	6	4,267	3,998	7
All other income	367	353	4	1,074	1,123	(4)
Noninterest revenue	3,961	5,425	(27)	13,288	15,700	(15)
Net interest income	7,121	7,295	(2)	21,424	21,822	(2)
Total net revenue	11,082	12,720	(13)	34,712	37,522	(7)

Provision for credit losses	(267)	1,862	NM	263	2,683	(90)

Noninterest expense
Compensation expense	2,949	2,947	—	8,921	8,780	2
Noncompensation expense	3,817	3,872	(1)	11,282	11,630	(3)
Amortization of intangibles	101	137	(26)	318	428	(26)
Total noninterest expense	6,867	6,956	(1)	20,521	20,838	(2)
Income before income tax expense	4,482	3,902	15	13,928	14,001	(1)
Income tax expense	1,780	1,547	15	5,551	5,439	2
Net income	$2,702	$2,355	15%	$8,377	$8,562	(2)%

Financial ratios
Return on common equity	23%	22%		24%	27%
Overhead ratio	62	55		59	56

(a)
In the second quarter of 2013, the 2012 data for certain income statement line items (predominantly net interest income, compensation and noncompensation expense) were revised to reflect the transfer of certain technology and operations, as well as real estate-related functions and staff, from Corporate/Private Equity to CCB, effective January 1, 2013.

Quarterly results
Consumer & Community Banking net income was $2.7 billion, an increase of $347 million, or 15%, compared with the prior year, due to lower provision for credit losses and noninterest expense, predominantly offset by lower net revenue.
Net revenue was $11.1 billion, a decrease of $1.6 billion, or 13%, compared with the prior year. Net interest income was $7.1 billion, down $174 million, or 2%, driven by lower deposit margins, spread compression in Credit Card and Auto and lower loan balances due to portfolio runoff in Mortgage Banking, largely offset by higher deposit balances. Noninterest revenue was $4.0 billion, a decrease of $1.5 billion, or 27%, driven by lower mortgage fees and related income.
The provision for credit losses was a benefit of $267 million, compared with a provision for credit losses of $1.9 billion in the prior year. The current-quarter provision reflected a $1.6 billion reduction in the allowance for loan losses and total net charge-offs of $1.3 billion. The prior-year provision reflected a $955 million reduction in the allowance for loan losses and total net charge-offs of $2.8 billion. Prior-year total net charge-offs included $880 million of incremental charge-offs reported in accordance with regulatory guidance on certain loans discharged under Chapter 7 bankruptcy. For more information, including net charge-off amounts and rates, see Consumer Credit Portfolio on pages 75–85 of this Form 10-Q.
Noninterest expense was $6.9 billion, a decrease of $89 million, or 1%, from the prior year, driven by lower mortgage servicing expense, partially offset by continued investments in Chase Private Client expansion, and costs related to the control agenda.
Year-to-date results
Consumer & Community Banking net income was $8.4 billion, a decrease of $185 million, or 2%, compared with the prior year, due to lower net revenue, offset by lower provision for credit losses and lower noninterest expense.
Net revenue was $34.7 billion, a decrease of $2.8 billion, or 7%, compared with the prior year. Net interest income was $21.4 billion, down $398 million, or 2%, driven by lower deposit margins, lower loan balances due to portfolio runoff in Mortgage Banking, spread compression in Credit Card and Auto and lower average credit card loan balances, largely offset by higher deposit balances and the impact of lower revenue reversals associated with lower net charge-offs in Credit Card. Noninterest revenue was $13.3 billion, a decrease of $2.4 billion, or 15%, driven by lower mortgage fees and related income.
The provision for credit losses was $263 million, compared with $2.7 billion in the prior year. The current-year provision reflected a $4.2 billion reduction in the allowance for loan losses and total net charge-offs of $4.5 billion.
The prior-year provision reflected a $4.8 billion reduction in the allowance for loan losses and total net charge-offs of $7.5 billion. Prior-year total net charge-offs included

$880 million of incremental charge-offs reported in accordance with regulatory guidance on certain loans discharged under Chapter 7 bankruptcy.
Noninterest expense was $20.5 billion, a decrease of $317 million, or 2%, from the prior year, driven by lower mortgage servicing expense and lower remediation expense, inclusive of a current-period charge, related to an exited non-core product, largely offset by continued investments in the business, and costs related to the control agenda.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2013	2012	Change	2013	2012	Change
Selected balance sheet data (period-end)(a)
Total assets	$451,166	$463,602	(3)%	$451,166	$463,602	(3)%
Loans:
Loans retained	390,345	402,431	(3)	390,345	402,431	(3)
Loans held-for-sale and loans at fair value(b)	10,758	15,356	(30)	10,758	15,356	(30)
Total loans	401,103	417,787	(4)	401,103	417,787	(4)
Deposits	458,867	422,101	9	458,867	422,101	9
Equity	46,000	43,000	7	46,000	43,000	7
Selected balance sheet data (average)(a)
Total assets	$453,881	$463,812	(2)	$458,315	$469,303	(2)
Loans:
Loans retained	390,865	404,772	(3)	393,616	411,165	(4)
Loans held-for-sale and loans at fair value(b)	14,127	17,988	(21)	17,810	17,637	1
Total loans	404,992	422,760	(4)	411,426	428,802	(4)
Deposits	456,940	416,686	10	450,677	409,889	10
Equity	46,000	43,000	7	46,000	43,000	7

Headcount(a)	156,064	165,179	(6)%	156,064	165,179	(6)%

(a)
In the second quarter of 2013, the 2012 data for certain balance sheet line items (predominantly total assets) as well as headcount were revised to reflect the transfer of certain technology and operations, as well as real estate-related functions and staff, from Corporate/Private Equity to CCB, effective January 1, 2013.

(b)
Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets and Condensed Average Balance Sheets.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2013	2012	Change	2013	2012	Change
Credit data and quality statistics
Net charge-offs(a)	$1,330	$2,817	(53)%	$4,510	$7,489	(40)%
Nonaccrual loans:
Nonaccrual loans retained	8,029	9,398	(15)	8,029	9,398	(15)
Nonaccrual loans held-for-sale and loans at fair value	40	89	(55)	40	89	(55)
Total nonaccrual loans(b)(c)(d)	8,069	9,487	(15)	8,069	9,487	(15)
Nonperforming assets(b)(c)(d)	8,713	10,185	(14)	8,713	10,185	(14)
Allowance for loan losses	13,500	18,454	(27)	13,500	18,454	(27)
Net charge-off rate(a)(e)	1.35%	2.77%		1.53%	2.43%
Net charge-off rate, excluding PCI loans(a)(e)	1.57	3.27		1.79	2.88
Allowance for loan losses to period-end loans retained	3.46	4.59		3.46	4.59
Allowance for loan losses to period-end loans retained, excluding PCI loans(f)	2.54	3.73		2.54	3.73
Allowance for loan losses to nonaccrual loans retained, excluding credit card(b)(f)	55	77		55	77
Nonaccrual loans to total period-end loans, excluding credit card	2.91	3.23		2.91	3.23
Nonaccrual loans to total period-end loans, excluding credit card and PCI loans(b)	3.63	4.09		3.63	4.09
Business metrics
Number of:
Branches	5,652	5,596	1	5,652	5,596	1
ATMs	19,171	18,485	4	19,171	18,485	4
Active online customers (in thousands)	32,916	30,765	7	32,916	30,765	7
Active mobile customers (in thousands)	14,993	11,573	30%	14,993	11,573	30%

(a)
Net charge-offs and the net charge-off rate for the three months ended September 30, 2012 included $880 million of charge-offs recorded in accordance with regulatory guidance on certain loans discharged under Chapter 7 bankruptcy (“Chapter 7 loans”). Excluding these charge-offs, net charge-offs for the three months ended September 30, 2012 would have been $1.9 billion, and excluding these charge-offs and PCI loans for the same periods, the net charge-off rate would have been 2.25%. For further information, see Consumer Credit Portfolio on pages 140–142 of JPMorgan Chase’s 2012 Annual Report.

(b)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(c)	Certain mortgage loans originated with the intent to sell are classified as trading assets on the Consolidated Balance Sheets.

(d)
At September 30, 2013 and 2012 nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $8.9 billion and $11.0 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $1.9 billion and $1.5 billion, respectively; and (3) student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) of $456 million and $536 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the net charge-off rate.

(f)	The allowance for loan losses for PCI loans was $5.0 billion and $5.7 billion at September 30, 2013 and 2012, respectively; these amounts were also excluded from the applicable ratios.

Consumer & Business Banking

Selected financial statement data(a)
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Revenue
Lending- and deposit-related fees	$770	$785	(2)%	$2,198	$2,297	(4)%
Asset management, administration and commissions	465	407	14	1,345	1,234	9
Card income	384	343	12	1,111	1,002	11
All other income	127	122	4	370	375	(1)
Noninterest revenue	1,746	1,657	5	5,024	4,908	2
Net interest income	2,684	2,665	1	7,870	7,979	(1)
Total net revenue	4,430	4,322	2	12,894	12,887	—

Provision for credit losses	104	107	(3)	239	201	19

Noninterest expense	3,050	2,913	5	9,133	8,543	7
Income before income tax expense	1,276	1,302	(2)	3,522	4,143	(15)
Net income	$762	$778	(2)	$2,101	$2,472	(15)

Return on common equity	27%	34%		26%	37%
Overhead ratio	69	67		71	66
Overhead ratio, excluding core deposit intangibles(b)	68	66		70	65
Equity (period-end and average)	$11,000	$9,000	22%	$11,000	$9,000	22%

(a)
In the second quarter of 2013, the 2012 data for certain income statement line items were revised to reflect the transfer of certain functions and staff from Corporate/Private Equity to CCB, effective January 1, 2013.

(b)
Consumer & Business Banking (“CBB”) uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excluded CBB’s CDI amortization expense related to prior business combination transactions of $41 million and $51 million for the three months ended September 30, 2013 and 2012, respectively, and $123 million and $152 million for the nine months ended September 30, 2013 and 2012, respectively.

Quarterly results
Consumer & Business Banking net income was $762 million, a decrease of $16 million, or 2%, compared with the prior year, due to higher noninterest expense, predominantly offset by higher net revenue.
Net revenue was $4.4 billion, up 2% compared with the prior year. Net interest income was $2.7 billion, up 1% compared with the prior year, driven by higher deposit balances, predominantly offset by lower deposit margins. Noninterest revenue was $1.7 billion, an increase of 5%, driven by higher investment revenue and debit card revenue.
The provision for credit losses was $104 million, compared with $107 million in the prior year. The net charge-offs were $100 million, compared with $107 million in the prior year. The net charge-off rate was 2.10%, down from 2.33% in the prior year.
Noninterest expense was $3.1 billion, up 5% from the prior year, reflecting continued investments in Chase Private Client expansion, and costs related to the control agenda.

Year-to-date results
Consumer & Business Banking net income was $2.1 billion a decrease of $371 million, or 15%, compared with the prior year, due to higher noninterest expense.
Net revenue was $12.9 billion, flat compared with the prior year. Net interest income was $7.9 billion, down 1% compared with the prior year, driven by lower deposit margins, predominantly offset by higher deposit balances. Noninterest revenue was $5.0 billion, an increase of 2%, driven by higher debit card revenue and investment revenue, partially offset by lower deposit-related fees.
The provision for credit losses was $239 million, compared with $201 million in the prior year. The net charge-offs were $235 million, compared with $301 million in the prior year. The net charge-off rate was 1.67%, down from 2.24% in the prior year.
Noninterest expense was $9.1 billion, up 7% from the prior year, reflecting continued investments in the business, and costs related to the control agenda.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2013	2012	Change	2013	2012	Change
Business metrics
Business banking origination volume	$1,299	$1,685	(23)%	$3,850	$5,012	(23)%
Period-end loans	19,029	18,568	2	19,029	18,568	2
Period-end deposits:(a)
Checking	180,858	159,560	13	180,858	159,560	13
Savings	234,315	208,272	13	234,315	208,272	13
Time and other	28,277	32,783	(14)	28,277	32,783	(14)
Total period-end deposits	443,450	400,615	11	443,450	400,615	11
Average loans	18,884	18,279	3	18,785	17,961	5
Average deposits:(a)
Checking	177,392	154,015	15	173,894	151,104	15
Savings	231,982	206,298	12	226,982	202,077	12
Time and other	28,728	33,472	(14)	29,856	34,890	(14)
Total average deposits	438,102	393,785	11	430,732	388,071	11
Deposit margin	2.32%	2.56%		2.33%	2.62%
Average assets(a)	$37,308	$34,128	9	$36,956	$34,062	8
Credit data and quality statistics
Net charge-offs	$100	$107	(7)	$235	$301	(22)
Net charge-off rate	2.10%	2.33%		1.67%	2.24%
Allowance for loan losses	$701	$698	—	$701	$698	—
Nonperforming assets	419	532	(21)	419	532	(21)
Retail branch business metrics
Investment sales volume	$8,172	$6,280	30	$26,855	$19,049	41
Client investment assets	178,989	154,637	16	178,989	154,637	16
% managed accounts	34%	28%		34%	28%
Number of:
Chase Private Client locations	1,948	960	103	1,948	960	103
Personal bankers	22,961	23,622	(3)	22,961	23,622	(3)
Sales specialists	6,269	6,205	1	6,269	6,205	1
Client advisors	3,028	3,034	—	3,028	3,034	—
Chase Private Clients	192,358	75,766	154	192,358	75,766	154
Accounts (in thousands)(b)	29,301	27,840	5%	29,301	27,840	5%

(a)
In the second quarter of 2013, the 2012 data for certain balance sheet line items were revised to reflect the transfer of certain functions and staff from Corporate/Private Equity to CCB, effective January 1, 2013.

(b)	Includes checking accounts and Chase LiquidSM cards.

Mortgage Banking

Selected financial statement data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Revenue
Mortgage fees and related income	$839	$2,376	(65)%	$4,108	$6,649	(38)%
All other income	38	112	(66)	232	366	(37)
Noninterest revenue	877	2,488	(65)	4,340	7,015	(38)
Net interest income	1,143	1,187	(4)	3,456	3,658	(6)
Total net revenue	2,020	3,675	(45)	7,796	10,673	(27)

Provision for credit losses	(1,044)	524	NM	(1,899)	(221)	NM

Noninterest expense	1,900	2,123	(11)	5,540	6,250	(11)
Income before income tax expense	1,164	1,028	13	4,155	4,644	(11)
Net income	$705	$623	13	$2,520	$2,923	(14)

Return on common equity	14%	14%		17%	22%
Overhead ratio	94	58		71	59
Equity (period-end and average)	$19,500	$17,500	11%	$19,500	$17,500	11%
Quarterly results
Mortgage Banking net income was $705 million, an increase of $82 million, or 13%, compared with the prior year, driven by lower provision for credit losses and noninterest expense, predominantly offset by lower net revenue.
Net revenue was $2.0 billion, a decrease of $1.7 billion compared with the prior year. Net interest income was $1.1 billion, a decrease of $44 million, or 4%, driven by lower loan balances due to portfolio runoff. Noninterest revenue was $877 million, a decrease of $1.6 billion, driven by lower mortgage fees and related income.
The provision for credit losses was a benefit of $1.0 billion, compared with a provision for credit losses of $524 million in the prior year. The current quarter reflected a $1.25 billion reduction in the allowance for loan losses due to lower estimated losses reflecting continued home price improvement and favorable delinquency trends. The prior year included a $900 million reduction in the allowance for loan losses. Net charge-offs were $206 million, compared with $1.4 billion in the prior year. Prior-year total net charge-offs included $825 million of incremental charge-offs reported in accordance with regulatory guidance on certain loans discharged under Chapter 7 bankruptcy.
Noninterest expense was $1.9 billion, a decrease of $223 million, or 11%, from the prior year, due to lower servicing expense.

Year-to-date results
Mortgage Banking net income was $2.5 billion, a decrease of $403 million, or 14%, compared with the prior year, driven by lower net revenue, predominantly offset by lower provision for credit losses and lower noninterest expense.
Net revenue was $7.8 billion, a decrease of $2.9 billion compared with the prior year. Net interest income was $3.5 billion, a decrease of $202 million, or 6%, driven by lower loan balances due to portfolio runoff. Noninterest revenue was $4.3 billion, a decrease of $2.7 billion, driven by lower mortgage fees and related income.
The provision for credit losses was a benefit of $1.9 billion, compared with a benefit of $221 million in the prior year. The current year reflected a $2.9 billion reduction in the allowance for loan losses due to lower estimated losses reflecting continued home price improvement and favorable delinquency trends. The prior year included a $3.15 billion reduction in the allowance for loan losses. Net charge-offs were $951 million, compared with $2.9 billion in the prior year. Prior-year total net charge-offs included $825 million of incremental charge-offs reported in accordance with regulatory guidance on certain loans discharged under Chapter 7 bankruptcy.
Noninterest expense was $5.5 billion, a decrease of $710 million, or 11%, from the prior year, due to lower servicing expenses, including lower costs associated with the Independent Foreclosure Review, partially offset by higher headcount-related expenses as Mortgage Production built origination capacity.

Functional results
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Mortgage Production
Production revenue	$311	$1,582	(80)%	$2,370	$4,376	(46)%
Production-related net interest & other income	273	196	39	718	582	23
Production-related revenue, excluding repurchase losses	584	1,778	(67)	3,088	4,958	(38)
Production expense(a)	669	678	(1)	2,099	1,871	12
Income, excluding repurchase losses	(85)	1,100	NM	989	3,087	(68)
Repurchase losses	175	(13)	NM	110	(325)	NM
Income before income tax expense	90	1,087	(92)	1,099	2,762	(60)

Mortgage Servicing
Loan servicing revenue	817	946	(14)	2,698	2,989	(10)
Servicing-related net interest & other income	99	98	1	309	318	(3)
Servicing-related revenue	916	1,044	(12)	3,007	3,307	(9)
Changes in MSR asset fair value due to collection/realization of expected cash flows	(284)	(290)	2	(827)	(968)	15
Default servicing expense	623	819	(24)	1,595	2,414	(34)
Core servicing expense	235	244	(4)	715	753	(5)
Income/(loss), excluding MSR risk management	(226)	(309)	27	(130)	(828)	84
MSR risk management, including related net interest income/(expense)	(180)	150	NM	(244)	574	NM
Income/(loss) before income tax expense/(benefit)	(406)	(159)	(155)	(374)	(254)	(47)

Real Estate Portfolios
Noninterest revenue	(113)	9	NM	(164)	30	NM
Net interest income	922	997	(8)	2,826	3,097	(9)
Total net revenue	809	1,006	(20)	2,662	3,127	(15)

Provision for credit losses	(1,046)	520	NM	(1,910)	(226)	NM

Noninterest expense	375	386	(3)	1,142	1,217	(6)
Income before income tax expense	1,480	100	NM	3,430	2,136	61
Mortgage Banking income before income tax expense	$1,164	$1,028	13	$4,155	$4,644	(11)
Mortgage Banking net income	$705	$623	13%	$2,520	$2,923	(14)%

Overhead ratios
Mortgage Production	88%	38%		65%	40%
Mortgage Servicing	190	118		119	109
Real Estate Portfolios	46	38		43	39

(a)	Includes provision for credit losses associated with Mortgage Production.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change
Supplemental mortgage fees and related income details
Net production revenue:
Production revenue	$311	$1,582	(80)%	$2,370	$4,376	(46)%
Repurchase losses	175	(13)	NM	110	(325)	NM
Net production revenue	486	1,569	(69)	2,480	4,051	(39)
Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	817	946	(14)	2,698	2,989	(10)
Changes in MSR asset fair value due to collection/realization of expected cash flows	(284)	(290)	2	(827)	(968)	15
Total operating revenue	533	656	(19)	1,871	2,021	(7)
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	80	(323)	NM	1,698	(872)	NM
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(173)	(5)	NM	(446)	23	NM
Changes in derivative fair value and other	(87)	479	NM	(1,495)	1,426	NM
Total risk management	(180)	151	NM	(243)	577	NM
Total net mortgage servicing revenue	353	807	(56)	1,628	2,598	(37)
Mortgage fees and related income	$839	$2,376	(65)%	$4,108	$6,649	(38)%

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

Quarterly results
Mortgage Production pretax income was $90 million, a decrease of $997 million from the prior year, reflecting lower volumes and lower margins, partially offset by lower repurchase losses. Mortgage production-related revenue, excluding repurchase losses, was $584 million, a decrease of $1.2 billion, or 67%, from the prior year, reflecting lower volumes from rising rates and lower revenue margins. Production expense was $669 million, a decrease of $9 million from the prior year. Repurchase losses for the current quarter reflected a benefit of $175 million, compared with losses of $13 million in the prior year. The current quarter reflected a $300 million reduction in repurchase liability and lower realized repurchase losses, compared with a $218 million reduction in repurchase liability in the prior year. For further information, see Mortgage repurchase liability on pages 56–60 of this Form 10-Q.
Mortgage Servicing pretax loss was $406 million, a decrease of $247 million from the prior year. Mortgage net servicing-related revenue was $632 million, a decrease of $122 million, or 16%, from the prior year, driven by lower revenue from an exited non-core product and lower gains on Government National Mortgage Association (“Ginnie Mae”) buy-outs. MSR risk management was a loss of
$180 million, compared with income of $150 million in the prior year. See Note 16 on pages 186–189 of this Form
10-Q for further information regarding changes in value of the MSR asset and related hedges. Servicing expense was

$858 million, a decrease of $205 million from the prior year, reflecting lower costs associated with the Independent Foreclosure Review and lower servicing headcount, partially offset by higher expense for foreclosure-related matters. The current quarter included approximately $200 million of expense related to refined estimates of servicing liabilities resulting from foreclosure delays.
Real Estate Portfolios pretax income was $1.5 billion, up $1.4 billion from the prior year. Net revenue was $809 million, a decrease of $197 million, or 20%, from the prior year. The decrease was due to higher loan retention driving lower noninterest revenue and a decline in net interest income, resulting from lower loan balances due to portfolio runoff. The provision for credit losses was a benefit of $1.0 billion, compared with a provision for credit losses of $520 million in the prior year. The current-quarter provision reflected a $1.25 billion reduction in the allowance for loan losses, $750 million from the purchased credit-impaired allowance and $500 million from the non credit-impaired allowance, due to lower estimated losses reflecting continued home price improvement and favorable delinquency trends. The prior year provision included a $900 million reduction in the non credit-impaired allowance for loan losses. Net charge-offs were $204 million, compared with $1.4 billion in the prior year. Prior-year total net charge-offs included $825 million of incremental charge-offs reported in accordance with regulatory guidance on certain loans discharged under Chapter 7 bankruptcy. See Consumer Credit Portfolio on pages 75–85 of this Form 10-Q for the net charge-off amounts and rates. Noninterest expense was $375 million, a decrease of $11 million, or 3%, compared with the prior year.
Year-to-date results
Mortgage Production pretax income was $1.1 billion, a decrease of $1.7 billion from the prior year, reflecting lower revenue margins, partially offset by lower repurchase losses. Mortgage production-related revenue, excluding repurchase losses, was $3.1 billion, a decrease of $1.9 billion, or 38%, from the prior year, reflecting lower revenue margins. Production expense was $2.1 billion, an increase of $228 million from the prior year, driven by higher headcount-related expense as the business built origination capacity. Repurchase losses for the current year reflected a benefit of $110 million, compared with losses of $325 million in the prior year. The current year reflected a $585 million reduction in repurchase liability and lower realized repurchase losses, compared with a $434 million reduction in repurchase liability in the prior year. For further information, see Mortgage repurchase liability on pages 56–60 of this Form 10-Q.
Mortgage Servicing pretax loss was $374 million, compared with a pretax loss of $254 million in the prior year. Mortgage net servicing-related revenue was $2.2 billion, a decrease of $159 million, or 7%, from the prior year, driven by lower revenue from an exited non-core product. MSR risk management was a loss of $244 million, compared with income of $574 million in the prior year, driven by the net impact of various changes in model inputs and assumptions. See Note 16 on pages 186–189 of this Form 10-Q for further information regarding changes in value of the MSR asset and related hedges. Servicing expense was $2.3 billion, a decrease of $857 million from the prior year, reflecting lower costs associated with the Independent Foreclosure Review and lower servicing headcount.
Real Estate Portfolios pretax income was $3.4 billion, up $1.3 billion from the prior year. Net revenue was $2.7 billion, a decrease of $465 million, or 15%, from the prior year. The decrease was driven by a decline in net interest income, resulting from lower loan balances due to portfolio run off and higher loan retention driving lower noninterest revenue. The provision for credit losses was a benefit of $1.9 billion, compared with a benefit of $226 million in the prior year. The current-year provision reflected a $2.9 billion reduction in the allowance for loan losses, $2.1 billion from the non credit-impaired allowance and $750 million from the purchased credit-impaired allowance, due to lower estimated losses reflecting continued home price improvement and favorable delinquency trends. The prior year provision included a $3.15 billion reduction in the non credit-impaired allowance for loan losses. Net charge-offs were $940 million, compared with $2.9 billion in the prior year. Prior-year total net charge-offs included $825 million of incremental charge-offs reported in accordance with regulatory guidance on certain loans discharged under Chapter 7 bankruptcy. Noninterest expense was $1.1 billion, a decrease of $75 million, or 6%, compared with the prior year, driven by lower foreclosed asset expense due to lower foreclosure inventory.
PCI Loans
Included within Real Estate Portfolios are PCI loans that the Firm acquired in the Washington Mutual transaction. For PCI loans, the excess of the undiscounted gross cash flows expected to be collected over the carrying value of the loans (the “accretable yield”) is accreted into interest income at a level rate of return over the expected life of the loans.
The net spread between the PCI loans and the related liabilities are expected to be relatively constant over time, except for any basis risk or other residual interest rate risk that remains and for certain changes in the accretable yield percentage (e.g., from extended loan liquidation periods and from prepayments). As of September 30, 2013, the remaining weighted-average life of the PCI loan portfolio is expected to be 9 years. The loan balances are expected to decline more rapidly over the next three years as the most troubled loans are liquidated, and more slowly thereafter as the remaining troubled borrowers have limited refinancing opportunities. Similarly, default and servicing expense are expected to be higher in the earlier years and decline over time as liquidations slow down.
For further information, see Note 13, PCI loans, on pages 170–171 of this Form 10-Q.

Mortgage Production and Mortgage Servicing
Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Selected balance sheet data
Period-end loans:
Prime mortgage, including option ARMs(a)	$15,571	$17,153	(9)%	$15,571	$17,153	(9)%
Loans held-for-sale and loans at fair value(b)	10,447	15,250	(31)	10,447	15,250	(31)
Average loans:
Prime mortgage, including option ARMs(a)	15,878	17,381	(9)	16,782	17,366	(3)
Loans held-for-sale and loans at fair value(b)	14,060	17,879	(21)	17,787	17,068	4
Average assets	54,870	59,769	(8)	59,622	59,722	—
Repurchase liability (period-end)	1,945	2,779	(30)	1,945	2,779	(30)
Credit data and quality statistics
Net charge-offs:
Prime mortgage, including option ARMs	2	4	(50)	11	5	120
Net charge-off rate:
Prime mortgage, including option ARMs	0.05%	0.09%		0.09%	0.04%
30+ day delinquency rate(c)	3.16	3.10		3.16	3.10
Nonperforming assets(d)	$670	$700	(4)%	$670	$700	(4)%

(a)
Predominantly represents prime mortgage loans repurchased from Government National Mortgage Association (“Ginnie Mae”) pools, which are insured by U.S. government agencies. See further discussion of loans repurchased from Ginnie Mae pools in Mortgage repurchase liability on pages 56–60 and Note 21 on pages 195–199 of this Form

10-Q.

(b)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets.

(c)
At September 30, 2013 and 2012, excluded mortgage loans insured by U.S. government agencies of $10.0 billion and $12.1 billion, respectively, that are 30 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 13 on pages 155–177 of this Form

10-Q which summarizes loan delinquency information.

(d)
At September 30, 2013 and 2012, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $8.9 billion and $11.0 billion, respectively, that are 90 or more days past due; and (2) real estate owned insured by U.S. government agencies of $1.9 billion and $1.5 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 13 on pages 155–177 of this Form 10-Q which summarizes loan delinquency information.

Selected metrics
	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
(in billions, except ratios)	2013		2012	Change	2013		2012	Change
Business metrics
Mortgage origination volume by channel
Retail	$17.7		$25.5	(31)%	$67.2		$75.0	(10)%
Wholesale(a)	—		—	—	0.2		0.2	—
Correspondent(a)	22.8		21.8	5	74.8		54.4	38
Total mortgage origination volume(b)	$40.5		$47.3	(14)	$142.2		$129.6	10
Mortgage application volume by channel
Retail	$20.7		$44.7	(54)	$92.2		$127.8	(28)
Wholesale(a)	—		0.2	NM	0.2		0.5	(60)
Correspondent(a)	19.7		28.3	(30)	73.5		71.7	3
Total mortgage application volume	$40.4		$73.2	(45)	$165.9		$200.0	(17)
Third-party mortgage loans serviced (period-end)	$831.1		$811.4	2	$831.1		$811.4	2
Third-party mortgage loans serviced (average)	831.5		825.7	1	842.0		861.7	(2)
MSR carrying value (period-end)	9.5		7.1	34%	9.5		7.1	34%
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	1.14%		0.88%		1.14%		0.88%
Ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average)	0.38		0.46		0.40		0.46
MSR revenue multiple(c)	3.00	x	1.91x		2.85	x	1.91x

(a)
Includes rural housing loans sourced through brokers and correspondents, which are underwritten and closed with pre-funding loan approval from the U.S. Department of Agriculture Rural Development, which acts as the guarantor in the transaction.

(b)
Firmwide mortgage origination volume was $44.2 billion and $49.6 billion for the three months ended September 30, 2013 and 2012, respectively, and $151.3 billion and $136.1 billion for the nine months ended September 30, 2013 and 2012, respectively.

(c)
Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

Real Estate Portfolios
Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change
Loans, excluding PCI
Period-end loans owned:
Home equity	$59,825	$69,686	(14)%	$59,825	$69,686	(14)%
Prime mortgage, including option ARMs	47,958	41,404	16	47,958	41,404	16
Subprime mortgage	7,376	8,552	(14)	7,376	8,552	(14)
Other	568	653	(13)	568	653	(13)
Total period-end loans owned	$115,727	$120,295	(4)	$115,727	$120,295	(4)
Average loans owned:
Home equity	$61,005	$71,620	(15)	$63,558	$74,087	(14)
Prime mortgage, including option ARMs	46,177	41,628	11	43,680	42,620	2
Subprime mortgage	7,529	8,774	(14)	7,834	9,126	(14)
Other	579	665	(13)	598	686	(13)
Total average loans owned	$115,290	$122,687	(6)	$115,670	$126,519	(9)
PCI loans
Period-end loans owned:
Home equity	$19,411	$21,432	(9)	$19,411	$21,432	(9)
Prime mortgage	12,487	14,038	(11)	12,487	14,038	(11)
Subprime mortgage	4,297	4,702	(9)	4,297	4,702	(9)
Option ARMs	18,564	21,024	(12)	18,564	21,024	(12)
Total period-end loans owned	$54,759	$61,196	(11)	$54,759	$61,196	(11)
Average loans owned:
Home equity	$19,677	$21,620	(9)	$20,218	$22,060	(8)
Prime mortgage	12,705	14,185	(10)	13,124	14,582	(10)
Subprime mortgage	4,357	4,717	(8)	4,478	4,818	(7)
Option ARMs	18,890	21,237	(11)	19,573	21,816	(10)
Total average loans owned	$55,629	$61,759	(10)	$57,393	$63,276	(9)
Total Real Estate Portfolios
Period-end loans owned:
Home equity	$79,236	$91,118	(13)	$79,236	$91,118	(13)
Prime mortgage, including option ARMs	79,009	76,466	3	79,009	76,466	3
Subprime mortgage	11,673	13,254	(12)	11,673	13,254	(12)
Other	568	653	(13)	568	653	(13)
Total period-end loans owned	$170,486	$181,491	(6)	$170,486	$181,491	(6)
Average loans owned:
Home equity	$80,682	$93,240	(13)	$83,776	$96,147	(13)
Prime mortgage, including option ARMs	77,772	77,050	1	76,377	79,018	(3)
Subprime mortgage	11,886	13,491	(12)	12,312	13,944	(12)
Other	579	665	(13)	598	686	(13)
Total average loans owned	$170,919	$184,446	(7)	$173,063	$189,795	(9)
Average assets	$163,001	$173,613	(6)	$164,310	$177,840	(8)
Home equity origination volume	580	375	55%	1,481	1,047	41%

Credit data and quality statistics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Net charge-offs/(recoveries), excluding PCI loans(a)
Home equity	$218	$1,120	(81)%	$787	$2,128	(63)%
Prime mortgage, including option ARMs	(11)	143	NM	49	388	(87)
Subprime mortgage	(4)	152	NM	96	394	(76)
Other	1	5	(80)	8	14	(43)
Total net charge-offs/(recoveries), excluding PCI loans	$204	$1,420	(86)	$940	$2,924	(68)
Net charge-off/(recovery) rate, excluding PCI loans(a):
Home equity	1.42%	6.22%		1.66%	3.84%
Prime mortgage, including option ARMs	(0.09)	1.37		0.15	1.22
Subprime mortgage	(0.21)	6.89		1.64	5.77
Other	0.69	2.99		1.79	2.73
Total net charge-off/(recovery) rate, excluding PCI loans	0.70	4.60		1.09	3.09
Net charge-off/(recovery) rate – reported(a):
Home equity	1.07%	4.78%		1.26%	2.96%
Prime mortgage, including option ARMs	(0.06)	0.74		0.09	0.66
Subprime mortgage	(0.13)	4.48		1.04	3.77
Other	0.69	2.99		1.79	2.73
Total net charge-off/(recovery) rate – reported	0.47	3.06		0.73	2.06
30+ day delinquency rate, excluding PCI loans(b)	3.81%	5.12%		3.81%	5.12%
Allowance for loan losses, excluding PCI loans	$2,768	$5,568	(50)	$2,768	$5,568	(50)
Allowance for PCI loans	4,961	5,711	(13)	4,961	5,711	(13)
Allowance for loan losses	$7,729	$11,279	(31)	$7,729	$11,279	(31)
Nonperforming assets(c)	7,385	8,669	(15)%	7,385	8,669	(15)%
Allowance for loan losses to period-end loans retained	4.53%	6.21%		4.53%	6.21%
Allowance for loan losses to period-end loans retained, excluding PCI loans	2.39	4.63		2.39	4.63

(a)
Net charge-offs and net charge-off rates for the three months ended September 30, 2012 included $825 million of charge-offs of Chapter 7 loans. Excluding these charges-offs, net charge-offs for the three months ended September 30, 2012 would have been $402 million, $97 million and $91 million for the home equity, prime mortgage, including option ARMs, and subprime mortgage portfolios, respectively. Net charge-off rates for the same period, excluding these charge-offs and PCI loans, would have been 2.23%, 0.93% and 4.13% for the home equity, prime mortgage, including option ARMs, and subprime mortgage portfolios, respectively. For further information, see Consumer Credit Portfolio on pages 140–142 of JPMorgan Chase’s 2012 Annual Report.

(b)	The 30+ day delinquency rate for PCI loans was 16.19% and 20.65% at September 30, 2013 and 2012, respectively.

(c)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

Card, Merchant Services & Auto

Selected financial statement data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Revenue
Card income	$1,075	$1,032	4%	$3,155	$2,995	5%
All other income	263	248	6	769	782	(2)
Noninterest revenue	1,338	1,280	5	3,924	3,777	4
Net interest income	3,294	3,443	(4)	10,098	10,185	(1)
Total net revenue	4,632	4,723	(2)	14,022	13,962	—

Provision for credit losses	673	1,231	(45)	1,923	2,703	(29)

Noninterest expense	1,917	1,920	—	5,848	6,045	(3)
Income before income tax expense	2,042	1,572	30	6,251	5,214	20
Net income	$1,235	$954	29	$3,756	$3,167	19

Return on common equity	32%	23%		32%	26%
Overhead ratio	41	41		42	43
Equity (period-end and average)	$15,500	$16,500	(6)%	$15,500	$16,500	(6)%
Quarterly results
Card, Merchant Services & Auto net income was $1.2 billion, an increase of $281 million, or 29%, compared with the prior year, driven by lower provision for credit losses, partially offset by lower net revenue.
Net revenue was $4.6 billion, down $91 million, or 2%, compared with the prior year. Net interest income was $3.3 billion, down $149 million compared with the prior year, primarily driven by spread compression in Credit Card and Auto. Noninterest revenue was $1.3 billion, up $58 million compared with the prior year, primarily driven by higher net interchange income, auto lease income and merchant servicing revenue, largely offset by lower revenue from an exited non-core product.
The provision for credit losses was $673 million, compared with $1.2 billion in the prior year. The current-quarter provision reflected lower net charge-offs and a $351 million reduction in the allowance for loan losses due to lower estimated losses reflecting improved delinquency trends and restructured loan performance. The prior-year provision included a $55 million reduction in the allowance for loan losses. The Credit Card net charge-off rate1 was 2.86%, down from 3.57% in the prior year; and the 30+ day delinquency rate1 was 1.68%, down from 2.15% in the prior year. The Auto net charge-off rate was 0.35%, down from 0.74% in the prior year.
Noninterest expense was $1.9 billion, flat from the prior year.

Year-to-date results
Card, Merchant Services & Auto net income was $3.8 billion, an increase of $589 million, or 19%, compared with the prior year, driven by lower provision for credit losses and lower noninterest expense.
Net revenue was $14.0 billion, flat compared with the prior year. Net interest income was $10.1 billion, down $87 million compared with the prior year, primarily driven by spread compression in Credit Card and Auto and lower average credit card loan balances, offset by the impact of lower revenue reversals associated with lower net charge-offs in Credit Card. Noninterest revenue was $3.9 billion, up $147 million compared with the prior year, primarily driven by higher net interchange income, auto lease income and merchant servicing revenue, largely offset by lower revenue from an exited non-core product and a gain on an investment security in the prior year.
The provision for credit losses was $1.9 billion, compared with $2.7 billion in the prior year. The current-year provision reflected lower net charge-offs and a $1.4 billion reduction in the allowance for loan losses due to lower estimated losses reflecting improved delinquency trends and restructured loan performance. The prior-year provision included a $1.6 billion reduction in the allowance for loan losses. The Credit Card net charge-off rate1 was 3.24%, down from 4.09% in the prior year. The Auto net charge-off rate was 0.28%, down from 0.40% in the prior year.
Noninterest expense was $5.8 billion, a decrease of $197 million, or 3%, from the prior year, primarily driven by lower remediation expense, inclusive of current-period charges, related to an exited non-core product.
1 The net charge-off and 30+ day delinquency rates presented for credit card loans, which include loans held-for-sale, are non-GAAP financial measures. Management uses this as an additional measure to assess the performance of the portfolio.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2013	2012	Change	2013	2012	Change
Selected balance sheet data (period-end)
Loans:
Credit Card	$123,982	$124,537	—%	$123,982	$124,537	—%
Auto	50,810	48,920	4	50,810	48,920	4
Student	10,777	11,868	(9)	10,777	11,868	(9)
Total loans	$185,569	$185,325	—	$185,569	$185,325	—
Selected balance sheet data (average)
Total assets	$198,702	$196,302	1	$197,427	$197,679	—
Loans:
Credit Card	123,912	124,339	—	123,445	125,712	(2)
Auto	50,432	48,399	4	50,386	48,126	5
Student	10,907	12,037	(9)	11,178	12,774	(12)
Total loans	$185,251	$184,775	—	$185,009	$186,612	(1)
Business metrics
Credit Card, excluding Commercial Card
Sales volume (in billions)	$107.0	$96.6	11	$306.9	$279.5	10
New accounts opened	1.7	1.6	6	4.9	4.9	—
Open accounts	65.0	63.9	2	65.0	63.9	2
Accounts with sales activity	30.0	29.1	3	30.0	29.1	3
% of accounts acquired online	53%	52%		53%	49%
Merchant Services (Chase Paymentech Solutions)
Merchant processing volume (in billions)	$185.9	$163.6	14	$546.7	$476.6	15
Total transactions (in billions)	8.9	7.4	20	26.0	21.3	22
Auto & Student
Origination volume (in billions)
Auto	$6.4	$6.3	2%	$19.7	$17.9	10
Student	—	0.1	NM	0.1	0.2	(50)%

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Credit data and quality statistics
Net charge-offs:
Credit Card	$892	$1,116	(20)%	$2,988	$3,847	(22)%
Auto(a)	44	90	(51)	107	144	(26)
Student	88	80	10	229	268	(15)
Total net charge-offs	$1,024	$1,286	(20)	$3,324	$4,259	(22)
Net charge-off rate:
Credit Card(b)	2.86%	3.57%		3.24%	4.11%
Auto(a)	0.35	0.74		0.28	0.40
Student	3.20	2.64		2.74	2.80
Total net charge-off rate	2.19	2.77		2.40	3.06
Delinquency rates
30+ day delinquency rate:
Credit Card(c)	1.69	2.15		1.69	2.15
Auto	0.93	1.11		0.93	1.11
Student(d)	2.60	2.38		2.60	2.38
Total 30+ day delinquency rate	1.53	1.89		1.53	1.89
90+ day delinquency rate – Credit Card(c)	0.79	0.99		0.79	0.99
Nonperforming assets(e)	$239	$284	(16)	$239	$284	(16)
Allowance for loan losses:
Credit Card	$4,097	$5,503	(26)	$4,097	$5,503	(26)
Auto & Student	953	954	—	953	954	—
Total allowance for loan losses	$5,050	$6,457	(22)%	$5,050	$6,457	(22)%
Allowance for loan losses to period-end loans:
Credit Card(c)	3.31%	4.42%		3.31%	4.42%
Auto & Student	1.55	1.57		1.55	1.57
Total allowance for loan losses to period-end loans	2.73	3.49		2.73	3.49

(a)
Net charge-offs and the net charge-off rate for the three months ended September 30, 2012 included $55 million of charge-offs of Chapter 7 loans. Excluding these charge-offs, net charge-offs for the three months ended September 30, 2012 would have been $35 million, and the net charge-off rate would have been 0.29%.

(b)
Average credit card loans included loans held-for-sale of $67 million and $109 million for the three months ended September 30, 2013 and 2012, respectively, and $23 million and $569 million for the nine months ended September 30, 2013 and 2012, respectively. These amounts are excluded when calculating the net charge-off rate.

(c)
Period-end credit card loans included loans held-for-sale of $310 million and $106 million at September 30, 2013 and 2012, respectively. These amounts are excluded when calculating delinquency rates and the allowance for loan losses to period-end loans.

(d)
Excluded student loans insured by U.S. government agencies under the FFELP of $769 million and $910 million at September 30, 2013 and 2012, respectively, that are 30 or more days past due. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(e)
Nonperforming assets excluded student loans insured by U.S. government agencies under the FFELP of $456 million and $536 million at September 30, 2013 and 2012, respectively, that are 90 or more days past due. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

Card Services supplemental information
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Revenue
Noninterest revenue	$994	$971	2%	$2,926	$2,873	2%
Net interest income	2,824	2,923	(3)	8,657	8,606	1
Total net revenue	3,818	3,894	(2)	11,583	11,479	1

Provision for credit losses	542	1,116	(51)	1,588	2,347	(32)

Noninterest expense	1,458	1,517	(4)	4,496	4,856	(7)
Income before income tax expense	1,818	1,261	44	5,499	4,276	29
Net income	$1,102	$769	43%	$3,308	$2,608	27%

Percentage of average loans:
Noninterest revenue	3.18%	3.11%		3.17%	3.05%
Net interest income	9.04	9.35		9.38	9.14
Total net revenue	12.22	12.46		12.55	12.20

CORPORATE & INVESTMENT BANK

For a discussion of the business profile on CIB, see pages 92–95 of JPMorgan Chase’s 2012 Annual Report and the Introduction on page 4 of this Form 10-Q.
CIB provides several non-GAAP financial measures which exclude the impact of DVA on: net revenue, net income, compensation ratio, and return on equity. The ratio for the allowance for loan losses to end-of-period loans is calculated excluding the impact of trade finance and consolidated Firm-administered multi-seller conduits, to provide a more meaningful assessment of CIB’s allowance coverage ratio. These measures are used by management to assess the underlying performance of the business and for comparability with peers.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Revenue
Investment banking fees	$1,510	$1,429	6%	$4,660	$4,049	15%
Principal transactions(a)	2,202	2,263	(3)	9,451	8,544	11
Lending- and deposit-related fees	471	486	(3)	1,430	1,449	(1)
Asset management, administration and commissions	1,128	1,104	2	3,584	3,530	2
All other income	392	290	35	1,106	749	48
Noninterest revenue	5,703	5,572	2	20,231	18,321	10
Net interest income	2,486	2,788	(11)	7,974	8,363	(5)
Total net revenue(b)	8,189	8,360	(2)	28,205	26,684	6

Provision for credit losses	(218)	(60)	(263)	(213)	(34)	NM

Noninterest expense
Compensation expense	2,330	2,755	(15)	8,694	9,096	(4)
Noncompensation expense	2,669	2,595	3	8,158	7,758	5
Total noninterest expense	4,999	5,350	(7)	16,852	16,854	—
Income before income tax expense	3,408	3,070	11	11,566	9,864	17
Income tax expense	1,168	1,078	8	3,878	3,463	12
Net income	$2,240	$1,992	12%	$7,688	$6,401	20%
Financial ratios
Return on common equity(c)	16%	17%		18%	18%
Overhead ratio	61	64		60	63
Compensation expense as a percentage of total net revenue(d)	28	33		31	34

(a)
Includes DVA on structured notes and derivative liabilities measured at fair value. DVA gains/(losses) were $(397) million and $(211) million for the three months ended September 30, 2013 and 2012, and $84 million and $(363) million for the nine months ended September 30, 2013 and 2012, respectively.

(b)
Included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments, as well as tax-exempt income from municipal bond investments of $537 million and $492 million for the three months ended September 30, 2013 and 2012, and $1.6 billion and $1.5 billion for the nine months ended September 30, 2013 and 2012, respectively.

(c)
Return on equity excluding DVA, a non-GAAP financial measure, was 17% and 18% for the three months ended September 30, 2013 and 2012, and 18% and 19% for the nine months ended September 30, 2013 and 2012, respectively.

(d)
Compensation expense as a percentage of total net revenue excluding DVA, a non-GAAP financial measure, was 27% and 32% for the three months ended September 30, 2013 and 2012, and 31% and 34% for the nine months ended September 30, 2013 and 2012, respectively.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change
Revenue by business
Advisory	$322	$389	(17)%	$881	$1,026	(14)%
Equity underwriting	333	235	42	1,063	761	40
Debt underwriting	855	805	6	2,716	2,262	20
Total investment banking fees	1,510	1,429	6	4,660	4,049	15
Treasury Services	1,053	1,064	(1)	3,148	3,190	(1)
Lending	351	357	(2)	1,222	949	29
Total Banking	2,914	2,850	2	9,030	8,188	10
Fixed Income Markets(a)	3,439	3,726	(8)	12,269	12,235	—
Equity Markets	1,249	1,044	20	3,885	3,511	11
Securities Services	996	965	3	3,057	3,005	2
Credit Adjustments & Other(b)(c)	(409)	(225)	(82)	(36)	(255)	86
Total Markets & Investor Services	5,275	5,510	(4)	19,175	18,496	4
Total net revenue	$8,189	$8,360	(2)%	$28,205	$26,684	6%

(a)	Includes results of the synthetic credit portfolio that was transferred from CIO effective July 2, 2012.

(b)
Primarily includes credit portfolio credit valuation adjustments (“CVA”) net of associated hedging activities; DVA on structured notes and derivative liabilities; and nonperforming derivative receivable results.

(c)
Includes DVA on structured notes and derivative liabilities measured at fair value. DVA gains/(losses) were $(397) million and $(211) million for the three months ended September 30, 2013 and 2012, and $84 million and $(363) million for the nine months ended September 30, 2013 and 2012, respectively.

Quarterly results
Net income was $2.2 billion, up 12% compared with the prior year. These results primarily reflected lower noninterest expense and a higher benefit from the provision for credit losses, partially offset by lower net revenue. Net revenue was $8.2 billion, compared with $8.4 billion in the prior year. Net revenue included a $397 million loss from debit valuation adjustments (“DVA”) on structured notes and derivative liabilities; the prior year included a loss from DVA of $211 million. Excluding the impact of DVA, net income was $2.5 billion, up 17% from the prior year, and net revenue was $8.6 billion, flat compared with the prior year.
Banking revenue was $2.9 billion, up 2% from the prior year. Investment banking fees were $1.5 billion, up 6% from the prior year, driven by higher equity underwriting fees of $333 million, up 42% from the prior year, and higher debt underwriting fees of $855 million, up 6% from the prior year, partially offset by lower advisory fees of $322 million, down 17% from the prior year. While the industry wide wallet declined 6% compared with the prior year, the Firm maintained #1 ranking in Global Investment Banking Fees with lead roles in a majority of large fee transactions. Treasury Services revenue was $1.1 billion, flat compared with the prior year due to tighter trade finance spreads which were predominantly offset by higher net interest income on higher deposit balances. Lending revenue was $351 million, primarily reflecting net interest income on retained loans and fees on lending-related commitments.
Markets & Investor Services revenue was $5.3 billion, down 4% from the prior year. Fixed Income Markets revenue was

$3.4 billion, down 8% compared with a strong prior year. The prior year included a modest loss from the synthetic credit portfolio. Equity Markets revenue was $1.2 billion, up 20% from the prior year, driven by broad-based strength across products and regions. Securities Services revenue was $1.0 billion, up 3% from the prior year due to higher custody and fund services revenue, partially offset by lower revenue in agent lending, due to lower spreads. Credit Adjustments & Other revenue was a loss of $409 million, compared with a loss of $225 million in the prior year; both periods were predominantly driven by the impact of DVA.
The provision for credit losses was a benefit of $218 million, compared with a benefit of $60 million in the prior year. The ratio of the allowance for loan losses to period-end loans retained was 1.09%, compared with 1.35% in the prior year. Excluding the impact of the consolidation of Firm-administered multi-seller conduits and trade finance loans, the ratio of the allowance for loan losses to period-end loans retained was 2.01%, compared with 2.92% in the prior year.
Noninterest expense was $5.0 billion, down 7% from the prior year, primarily driven by lower compensation expense. The compensation ratio for the current quarter was 28% (27% excluding DVA).
Year-to-date results
Net income was $7.7 billion, up 20% compared with the prior year. These results reflected higher net revenue as well as a higher benefit from the provision for credit losses. Net revenue was $28.2 billion, compared with $26.7 billion in the prior year. Net revenue included an $84 million gain from DVA on structured notes and derivative liabilities; the prior year included a loss from DVA of $363 million.

Excluding the impact of DVA, net income was $7.6 billion, up 15% from the prior year and net revenue was $28.1 billion up 4% from prior year.
Banking revenue was $9.0 billion, compared with $8.2 billion in the prior year. The Firm continues to rank #1 in Global Investment Banking fees and increased its wallet share to 8.8% for year-to-date September 30, 2013, up from 7.5% for full year 2012 with roles in all ten of the largest wallet transactions year to date, according to Dealogic. Investment banking fees were $4.7 billion (up 15% compared with the prior year), driven by higher debt underwriting fees of $2.7 billion (up 20%) and equity underwriting fees of $1.1 billion (up 40%) partially offset by lower advisory fees of $881 million (down 14%). Debt underwriting fees were higher driven by overall industry loan wallet growth of 40% and an increase in the Firm’s loan wallet share compared with the prior year, as the Firm had lead roles in a majority of large fee transactions. Bond underwriting revenues also increased from the prior year, as the Firm increased share despite slightly lower industry-wide long-term debt volumes. Equity underwriting fee growth was driven by a 20% increase in overall industry wallet as well as increased wallet share. Advisory fees were lower compared with the prior year, as the industry-wide M&A wallet declined 17%, partially offset by increased share of completed transactions. Treasury Services revenue was $3.1 billion, down slightly compared with the prior year primarily due to lower trade finance spreads, which was partially offset by higher net interest income on increased deposit balances. Lending revenue was $1.2 billion, compared with $949 million in the prior year; the current period primarily reflected net interest income on retained loans and fees on lending-related commitments, as well as gains on securities received from restructured loans.

Markets & Investor Services revenue was $19.2 billion, up 4% from the prior year. Fixed Income and Equity Markets combined revenue was $16.2 billion, up 3% from the prior year. Fixed Income Markets of $12.3 billion was flat compared with the prior period, driven by solid revenue and the absence of a modest loss from the synthetic credit portfolio in the prior year. These were predominantly offset by lower results in rates-related products compared with more favorable conditions and higher liquidity resulting from European Central Bank and Federal Reserve actions in the prior year. Equity Markets of $3.9 billion was up 11% compared with the prior year, primarily driven by strong revenue in derivatives and cash equity products. Additionally, prime brokerage remained a solid revenue contributor with higher balances, as the Firm continues to build out the platform in support of its global client base. Securities Services revenue was $3.1 billion, up 2% from the prior year. Growth in custody fees was consistent with higher assets under custody, up 8% compared with the prior year, and net interest income on higher custody deposit balances also increased compared with the prior year. These were partially offset by lower revenue in agent lending, due to lower balances and spreads. Credit Adjustments & Other revenue was a loss of $36 million driven primarily by credit portfolio CVA losses, net of hedges, compared with a loss of $255 million in the prior year driven primarily by DVA.
The provision for credit losses was a benefit of $213 million, compared with a benefit of $34 million in the prior year. Net recoveries were $67 million, flat compared with the prior year.
Noninterest expense was $16.9 billion, flat compared with the prior year, as lower compensation expense was offset by higher noncompensation expense, which included higher litigation expense. The compensation ratio, excluding the impact of DVA, was 31% and 34% for the nine months ended September 30, 2013 and 2012, respectively.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2013	2012	Change	2013	2012	Change
Selected balance sheet data (period-end)
Assets	$867,474	$904,090	(4)%	$867,474	$904,090	(4)%
Loans:
Loans retained(a)	104,269	107,903	(3)	104,269	107,903	(3)
Loans held-for-sale and loans at fair value	3,687	3,899	(5)	3,687	3,899	(5)
Total loans	107,956	111,802	(3)	107,956	111,802	(3)
Equity	56,500	47,500	19	56,500	47,500	19
Selected balance sheet data (average)
Assets	$838,158	$841,678	—	$862,357	$851,574	1
Trading assets-debt and equity instruments	300,135	296,811	1	326,037	305,953	7
Trading assets-derivative receivables	70,814	74,812	(5)	71,319	75,329	(5)
Loans:
Loans retained(a)	103,179	111,263	(7)	105,862	110,457	(4)
Loans held-for-sale and loans at fair value	5,113	2,809	82	5,438	2,977	83
Total loans	108,292	114,072	(5)	111,300	113,434	(2)
Equity	56,500	47,500	19	56,500	47,500	19

Headcount	52,445	52,226	—%	52,445	52,226	—%

(a)	Loans retained includes credit portfolio loans, trade finance loans, other held-for-investment loans and overdrafts.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2013	2012	Change	2013	2012	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$(4)	$(22)	82%	$(67)	$(67)	—%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)(b)	176	588	(70)	176	588	(70)
Nonaccrual loans held-for-sale and loans at fair value	61	213	(71)	61	213	(71)
Total nonaccrual loans	237	801	(70)	237	801	(70)
Derivative receivables	431	282	53	431	282	53
Assets acquired in loan satisfactions	38	77	(51)	38	77	(51)
Total nonperforming assets	706	1,160	(39)	706	1,160	(39)
Allowance for credit losses:
Allowance for loan losses	1,138	1,459	(22)	1,138	1,459	(22)
Allowance for lending-related commitments	490	544	(10)	490	544	(10)
Total allowance for credit losses	1,628	2,003	(19)	1,628	2,003	(19)
Net charge-off/(recovery) rate(a)	(0.02)%	(0.08)%		(0.08)%	(0.08)%
Allowance for loan losses to period-end loans retained(a)	1.09	1.35		1.09	1.35
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(c)	2.01	2.92		2.01	2.92
Allowance for loan losses to nonaccrual loans retained(a)(b)	647	248		647	248
Nonaccrual loans to total period-end loans	0.22	0.72		0.22	0.72
Business metrics
Assets under custody (“AUC”) by asset class (period-end) in billions:
Fixed Income	$11,691	$11,545	1	$11,691	$11,545	1
Equity	6,473	5,328	21	6,473	5,328	21
Other(d)	1,572	1,346	17	1,572	1,346	17
Total AUC	$19,736	$18,219	8	$19,736	$18,219	8
Client deposits and other third party liabilities (average)	$385,952	$351,383	10	$370,879	$352,147	5
Trade finance loans (period-end)	34,356	35,142	(2)%	34,356	35,142	(2)%

(a)	Loans retained includes credit portfolio loans, trade finance loans, other held-for-investment loans and overdrafts.

(b)	Allowance for loan losses of $56 million and $178 million were held against these nonaccrual loans at September 30, 2013 and 2012, respectively.

(c)
Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

(d)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

Market shares and rankings(a)
	Nine months ended September 30, 2013		Full-year 2012
	Market Share	Rankings	Market Share	Rankings
Global investment banking fees(b)	8.8%	#1	7.5%	#1
Debt, equity and equity-related
Global	7.4	1	7.2	1
U.S.	11.8	1	11.5	1
Syndicated loans
Global	9.9	1	9.6	1
U.S.	17.7	1	17.6	1
Long-term debt(c)
Global	7.3	1	7.1	1
U.S.	11.7	1	11.6	1
Equity and equity-related
Global(d)	8.2	2	7.8	4
U.S.	12.1	2	10.4	5
Announced M&A(e)
Global	27.2	2	19.9	2
U.S.	39.8	2	24.5	2

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

(d)	Global equity and equity-related ranking includes rights offerings and Chinese A-Shares.

(e)	Announced M&A reflects the removal of any withdrawn transactions. U.S. announced M&A represents any U.S. involvement ranking.

International metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2013	2012	Change	2013	2012	Change
Total net revenue(a)
Europe/Middle East/Africa	$2,550	$2,443	4%	$8,888	$8,378	6%
Asia/Pacific	1,295	1,031	26	3,863	3,161	22
Latin America/Caribbean	264	392	(33)	1,061	1,187	(11)
Total international net revenue	4,109	3,866	6	13,812	12,726	9
North America	4,080	4,494	(9)	14,393	13,958	3
Total net revenue	$8,189	$8,360	(2)	$28,205	$26,684	6

Loans (period-end)(a)
Europe/Middle East/Africa	$30,495	$27,866	9	$30,495	$27,866	9
Asia/Pacific	26,653	27,215	(2)	26,653	27,215	(2)
Latin America/Caribbean	9,172	9,730	(6)	9,172	9,730	(6)
Total international loans	66,320	64,811	2	66,320	64,811	2
North America	37,949	43,092	(12)	37,949	43,092	(12)
Total loans	$104,269	$107,903	(3)	$104,269	$107,903	(3)

Client deposits and other third-party liabilities (average)(a)
Europe/Middle East/Africa	$146,685	$125,720	17	$140,320	$126,891	11
Asia/Pacific	51,895	50,862	2	51,852	50,465	3
Latin America/Caribbean	15,760	10,141	55	14,331	10,813	33
Total international	$214,340	$186,723	15	$206,503	$188,169	10
North America	171,612	164,660	4	164,376	163,978	—
Total client deposits and other third-party liabilities	$385,952	$351,383	10	$370,879	$352,147	5

AUC (period-end) (in billions)(a)
North America	$10,939	$10,206	7	$10,939	$10,206	7
All other regions	8,797	8,013	10	8,797	8,013	10
Total AUC	$19,736	$18,219	8%	$19,736	$18,219	8%

(a)
Total net revenue is based predominantly on the domicile of the client or location of the trading desk, as applicable. Loans outstanding (excluding loans held-for-sale and loans at fair value), client deposits and other third-party liabilities, and AUC are based predominantly on the domicile of the client.

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 96–98 of JPMorgan Chase’s 2012 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Revenue
Lending- and deposit-related fees	$256	$263	(3)%	$780	$803	(3)%
Asset management, administration and commissions	28	30	(7)	90	100	(10)
All other income(a)	304	293	4	804	802	—
Noninterest revenue	588	586	—	1,674	1,705	(2)
Net interest income	1,137	1,146	(1)	3,452	3,375	2
Total net revenue(b)	1,725	1,732	—	5,126	5,080	1
Provision for credit losses	(41)	(16)	(156)	42	44	(5)
Noninterest expense
Compensation expense	288	263	10	863	764	13
Noncompensation expense	367	332	11	1,076	1,006	7
Amortization of intangibles	6	6	—	18	20	(10)
Total noninterest expense	661	601	10	1,957	1,790	9
Income before income tax expense	1,105	1,147	(4)	3,127	3,246	(4)
Income tax expense	440	457	(4)	1,245	1,292	(4)
Net income	$665	$690	(4)	$1,882	$1,954	(4)
Revenue by product
Lending	$922	$916	1	$2,817	$2,728	3
Treasury services	605	609	(1)	1,817	1,814	—
Investment banking	155	139	12	405	388	4
Other(c)	43	68	(37)	87	150	(42)
Total Commercial Banking net revenue	$1,725	$1,732	—	$5,126	$5,080	1

Investment banking revenue, gross(d)	$448	$431	4	$1,174	$1,154	2

Revenue by client segment
Middle Market Banking(e)	$745	$748	—	$2,275	$2,219	3
Corporate Client Banking(e)	459	460	—	1,336	1,327	1
Commercial Term Lending	311	298	4	917	882	4
Real Estate Banking	118	106	11	343	325	6
Other	92	120	(23)	255	327	(22)
Total Commercial Banking net revenue	$1,725	$1,732	—%	$5,126	$5,080	1%
Financial ratios
Return on common equity	20%	29%		19%	27%
Overhead ratio	38	35		38	35

(a)	Includes revenue from investment banking products and commercial card transactions.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income from municipal bond activity of $95 million and $115 million for the three months ended September 30, 2013 and 2012, respectively, and $278 million and $308 million for the nine months ended September 30, 2013 and 2012, respectively.

(c)	Other revenue in the fourth quarter of 2012 included a $49 million year-to-date reclassification of tax equivalent revenue to Corporate/Private Equity.

(d)	Represents the total revenue related to investment banking products sold to CB clients.

(e)
Effective January 1, 2013, the financial results of financial institution clients were transferred to Corporate Client Banking from Middle Market Banking. Prior periods were revised to conform with this presentation.

Quarterly results
Net income was $665 million, a decrease of $25 million, or 4%, compared with the prior year, reflecting an increase in noninterest expense, partially offset by a lower provision for credit losses.
Net revenue was $1.7 billion, flat compared with the prior year. Net interest income was $1.1 billion, flat compared with the prior year, reflecting spread compression on loan and liability products and lower purchase discounts recognized on loan repayments, predominantly offset by higher loan balances. Noninterest revenue was $588 million, flat compared with the prior year.
Revenue from Middle Market Banking was $745 million, flat compared with the prior year. Revenue from Corporate Client Banking was $459 million, flat compared with the prior year. Revenue from Commercial Term Lending was $311 million, an increase of $13 million, or 4%, compared with the prior year. Revenue from Real Estate Banking was $118 million, an increase of $12 million, or 11%, compared with the prior year.
The provision for credit losses was a benefit of $41 million, compared with a benefit of $16 million in the prior year. Net charge-offs were $16 million (0.05% net charge-off rate), compared with net recoveries of $18 million (0.06% net recovery rate) in the prior year. The allowance for loan losses to period-end loans retained was 1.99%, down from 2.15% in the prior year. Nonaccrual loans were $566 million, down $310 million, or 35%, from the prior year due to commercial real estate repayments, charge-offs and loans sales.
Noninterest expense was $661 million, up 10% compared with the prior year, reflecting higher product- and headcount-related expense.

Year-to-date results
Net income was $1.9 billion, a decrease of $72 million, or 4%, compared with the prior year. The decrease reflected higher noninterest expense.
Net revenue was $5.1 billion, flat compared with the prior year. Net interest income was $3.5 billion, an increase of $77 million, or 2%, driven by growth in loan balances and liability balances, partially offset by lower purchase discounts recognized on loan repayments and spread compression on liability and loan products. Noninterest revenue was $1.7 billion, down $31 million, or 2%, driven by lower community development investment-related revenue.
On a client segment basis, revenue from Middle Market Banking was $2.3 billion, an increase of $56 million, or 3%, from the prior year. Revenue from Corporate Client Banking was $1.3 billion, flat compared with the prior year. Revenue from Commercial Term Lending was $917 million, an increase of $35 million, or 4%, compared with the prior year. Revenue from Real Estate Banking was $343 million, an increase of $18 million, or 6%.
The provision for credit losses was $42 million, compared with $44 million in the prior year. Net charge-offs were $18 million compared with $15 million in net recoveries in the prior year. The allowance for loan losses to period-end loans retained was 1.99%, down from 2.15% in the prior year. Nonaccrual loans were $566 million, down $310 million, or 35%, from the prior year due to commercial real estate repayments, charge-offs and loan sales.
Noninterest expense was $2.0 billion, an increase of $167 million, or 9%, from the prior year, reflecting higher headcount and product-related expense.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2013	2012	Change	2013	2012	Change
Selected balance sheet data (period-end)
Total assets	$192,194	$168,124	14%	$192,194	$168,124	14%
Loans:
Loans retained(a)	133,090	123,173	8	133,090	123,173	8
Loans held-for-sale and loans at fair value	2,071	549	277	2,071	549	277
Total loans	$135,161	$123,722	9	$135,161	$123,722	9
Equity	13,500	9,500	42	13,500	9,500	42

Period-end loans by client segment
Middle Market Banking(b)	$52,214	$48,616	7	$52,214	$48,616	7
Corporate Client Banking(b)	21,425	19,963	7	21,425	19,963	7
Commercial Term Lending	47,612	42,304	13	47,612	42,304	13
Real Estate Banking	10,057	8,563	17	10,057	8,563	17
Other	3,853	4,276	(10)	3,853	4,276	(10)
Total Commercial Banking loans	$135,161	$123,722	9	$135,161	$123,722	9

Selected balance sheet data (average)
Total assets	$185,744	$164,702	13	$184,450	$163,072	13
Loans:
Loans retained(a)	131,019	121,566	8	129,958	117,442	11
Loans held-for-sale and loans at fair value	599	552	9	883	677	30
Total loans	$131,618	$122,118	8	$130,841	$118,119	11
Client deposits and other third-party liabilities	196,802	190,910	3	196,004	194,775	1
Equity	13,500	9,500	42	13,500	9,500	42
Average loans by client segment
Middle Market Banking(b)	$51,379	$47,547	8	$51,863	$46,356	12
Corporate Client Banking(b)	20,261	19,985	1	20,886	18,839	11
Commercial Term Lending	46,656	41,658	12	45,206	40,194	12
Real Estate Banking	9,675	8,651	12	9,213	8,600	7
Other	3,647	4,277	(15)	3,673	4,130	(11)
Total Commercial Banking loans	$131,618	$122,118	8	$130,841	$118,119	11

Headcount(c)	6,761	6,092	11%	6,761	6,092	11%

(a)
Effective January 1, 2013, whole loan financing agreements, previously reported as other assets, were reclassified as loans. For the three months ended September 30, 2013, the impact on period-end loans was $1.6 billion, and the impact on average loans was $1.7 billion.

(b)
Effective January 1, 2013, the financial results of financial institution clients were transferred to Corporate Client Banking from Middle Market Banking. Prior periods were revised to conform with this presentation.

(c)	Effective January 1, 2013, headcount includes transfers from other business segments largely related to operations, technology and other support staff.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$16	$(18)	NM	$18	$(15)	NM
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	558	843	(34)%	558	843	(34)%
Nonaccrual loans held-for-sale and loans at fair value	8	33	(76)	8	33	(76)
Total nonaccrual loans	566	876	(35)	566	876	(35)
Assets acquired in loan satisfactions	19	32	(41)	19	32	(41)
Total nonperforming assets	585	908	(36)	585	908	(36)
Allowance for credit losses:
Allowance for loan losses	2,647	2,653	—	2,647	2,653	—
Allowance for lending-related commitments	171	196	(13)	171	196	(13)
Total allowance for credit losses	2,818	2,849	(1)%	2,818	2,849	(1)%
Net charge-off/(recovery) rate(b)	0.05%	(0.06)%		0.02%	(0.02)%
Allowance for loan losses to period-end loans retained	1.99	2.15		1.99	2.15
Allowance for loan losses to nonaccrual loans retained(a)	474	315		474	315
Nonaccrual loans to total period-end loans	0.42	0.71		0.42	0.71

(a)	Allowance for loan losses of $102 million and $148 million was held against nonaccrual loans retained at September 30, 2013 and 2012, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 99–101 of JPMorgan Chase’s 2012 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2013	2012	Change	2013	2012	Change
Revenue
Asset management, administration and commissions	$2,017	$1,708	18%	$5,918	$5,030	18%
All other income	168	199	(16)	517	616	(16)
Noninterest revenue	2,185	1,907	15	6,435	5,646	14
Net interest income	578	552	5	1,706	1,547	10
Total net revenue	2,763	2,459	12	8,141	7,193	13

Provision for credit losses	—	14	NM	44	67	(34)

Noninterest expense
Compensation expense	1,207	1,083	11	3,532	3,227	9
Noncompensation expense	774	625	24	2,174	1,866	17
Amortization of intangibles	22	23	(4)	65	68	(4)
Total noninterest expense	2,003	1,731	16	5,771	5,161	12
Income before income tax expense	760	714	6	2,326	1,965	18
Income tax expense	284	271	5	863	745	16
Net income	$476	$443	7	$1,463	$1,220	20
Revenue by client segment
Private Banking	$1,488	$1,365	9	$4,417	$3,985	11
Institutional	553	563	(2)	1,730	1,657	4
Retail	722	531	36	1,994	1,551	29
Total net revenue	$2,763	$2,459	12%	$8,141	$7,193	13%
Financial ratios
Return on common equity	21%	25%		22%	23%
Overhead ratio	72	70		71	72
Pretax margin ratio	28	29		29	27
Quarterly results
Net income was $476 million, an increase of $33 million, or 7%, from the prior year, reflecting higher net revenue, predominantly offset by higher noninterest expense.
Net revenue was $2.8 billion, an increase of $304 million, or 12%, from the prior year. Noninterest revenue was $2.2 billion, up $278 million, or 15%, from the prior year, due to net client inflows, the effect of higher market levels and higher placement fees. Net interest income was $578 million, up $26 million, or 5%, from the prior year, due to higher loan and deposit balances, partially offset by narrower loan and deposit spreads.
Revenue from Private Banking was $1.5 billion, up 9% compared with the prior year. Revenue from Retail was $722 million, up 36%. Revenue from Institutional was $553 million, down 2%.
The provision for credit losses was negligible, compared with $14 million in the prior year.
Noninterest expense was $2.0 billion, an increase of $272 million, or 16%, from the prior year, primarily due to higher headcount-related expense, higher performance-based compensation and costs related to the control agenda.

Year-to-date results
Net income was $1.5 billion, an increase of $243 million, or 20%, from the prior year, reflecting higher net revenue, largely offset by higher noninterest expense.
Net revenue was $8.1 billion, an increase of $948 million, or 13%, from the prior year. Noninterest revenue was $6.4 billion, up $789 million, or 14%, from the prior year, due to net client inflows, the effect of higher market levels, and higher performance fees. Net interest income was $1.7 billion, up $159 million, or 10%, from the prior year, due to higher loan and deposit balances, partially offset by narrower loan and deposit spreads.
Revenue from Private Banking was $4.4 billion, up 11% from the prior year. Revenue from Retail was $2.0 billion, up 29%. Revenue from Institutional was $1.7 billion, up 4%.
The provision for credit losses was $44 million, compared with $67 million in the prior year.
Noninterest expense was $5.8 billion, an increase of $610 million, or 12%, from the prior year, primarily due to higher headcount-related expense driven by continued front office expansion efforts, higher performance-based compensation and costs related to the control agenda.

Selected metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount, ranking data and where otherwise noted)	2013	2012	Change	2013	2012	Change
Number of:
Client advisors	2,995	2,826	6%	2,995	2,826	6%
% of customer assets in 4 & 5 Star Funds(a)	55%	45%		55%	45%
% of AUM in 1st and 2nd quartiles:(b)
1 year	73	69		73	69
3 years	74	78		74	78
5 years	74	77		74	77
Selected balance sheet data (period-end)
Total assets	$117,475	$103,608	13	$117,475	$103,608	13
Loans(c)	90,538	74,924	21	90,538	74,924	21
Deposits	139,553	129,653	8	139,553	129,653	8
Equity	9,000	7,000	29	9,000	7,000	29
Selected balance sheet data (average)
Total assets	$114,275	$99,209	15	$111,229	$95,168	17
Loans	87,770	71,824	22	83,826	66,097	27
Deposits	138,742	127,487	9	138,251	127,702	8
Equity	9,000	7,000	29	9,000	7,000	29

Headcount	19,928	18,070	10%	19,928	18,070	10%

(a)	Derived from Morningstar for the U.S., the U.K., Luxembourg, France, Hong Kong and Taiwan; and Nomura for Japan.

(b)	Quartile ranking sourced from: Lipper for the U.S. and Taiwan; Morningstar for the U.K., Luxembourg, France and Hong Kong; and Nomura for Japan.

(c)
Included $17.5 billion and $8.9 billion of prime mortgage loans reported in the Consumer, excluding credit card, loan portfolio at September 30, 2013 and 2012, respectively. Excluded $4.0 billion and $8.2 billion of prime mortgage loans reported in the CIO portfolio within the Corporate/Private Equity segment at September 30, 2013 and 2012, respectively.

Selected metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2013	2012	Change	2013	2012	Change
Credit data and quality statistics
Net charge-offs	$9	$6	50%	$36	$61	(41)%
Nonaccrual loans	202	227	(11)	202	227	(11)
Allowance for credit losses:
Allowance for loan losses	260	229	14	260	229	14
Allowance for lending-related commitments	7	5	40	7	5	40
Total allowance for credit losses	267	234	14	267	234	14
Net charge-off rate	0.04%	0.03%		0.06%	0.12%
Allowance for loan losses to period-end loans	0.29	0.31		0.29	0.31
Allowance for loan losses to nonaccrual loans	129	101		129	101
Nonaccrual loans to period-end loans	0.22	0.30		0.22	0.30

AM firmwide disclosures(a)
Total net revenue	$3,300	$2,843	16	$9,638	$8,279	16
Client assets (in billions)(b)	2,423	2,172	12	2,423	2,172	12
Number of client advisors	6,023	5,860	3%	6,023	5,860	3%

(a)
Includes Chase Wealth Management (“CWM”), which is a unit of Consumer & Business Banking. The firmwide metrics are presented in order to capture AM’s partnership with CWM. Management reviews firmwide metrics in assessing the financial performance of AM’s client asset management business.

(b)	Excludes CWM client assets that are managed by AM.

Client assets
Client assets were $2.2 trillion, an increase of $215 billion, or 11%, compared with the prior year. Assets under management were $1.5 trillion, an increase of $159 billion, or 12%, from the prior year, due to net inflows to long-term products and the effect of higher market levels. Custody, brokerage, administration and deposit balances were $706 billion, up $56 billion, or 9%, from the prior year, due to the effect of higher market levels and custody inflows.

Client assets	September 30,
(in billions)	2013	2012	Change
Assets by asset class
Liquidity	$446	$437	2%
Fixed income	328	326	1
Equity	346	266	30
Multi-asset and alternatives	420	352	19
Total assets under management	1,540	1,381	12
Custody/brokerage/administration/deposits	706	650	9
Total client assets	$2,246	$2,031	11

Alternative client assets(a)	$151	$142	6

Assets by client segment
Private Banking	$352	$311	13
Institutional	752	710	6
Retail	436	360	21
Total assets under management	$1,540	$1,381	12
Private Banking	$935	$852	10
Institutional	752	710	6
Retail	559	469	19
Total client assets	$2,246	$2,031	11
Mutual fund assets by asset class
Liquidity	$396	$390	2
Fixed income	140	128	9
Equity	183	134	37
Multi-asset and alternatives	68	46	48
Total mutual fund assets	$787	$698	13%
(a) Represents assets under management, as well as client balances in brokerage accounts.

	Three months ended September 30,		Nine months ended September 30,
(in billions)	2013	2012	2013	2012
Assets under management rollforward
Beginning balance	$1,470	$1,347	$1,426	$1,336
Net asset flows:
Liquidity	13	(15)	(11)	(63)
Fixed income	1	12	7	27
Equity	7	1	29	4
Multi-asset and alternatives	11	6	38	17
Market/performance/other impacts	38	30	51	60
Ending balance, September 30	$1,540	$1,381	$1,540	$1,381
Client assets rollforward
Beginning balance	$2,157	$1,968	$2,095	$1,921
Net asset flows	39	10	55	12
Market/performance/other impacts	50	53	96	98
Ending balance, September 30	$2,246	$2,031	$2,246	$2,031

International metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in billions, except where otherwise noted)	2013	2012	Change	2013	2012	Change
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$465	$386	20%	$1,337	$1,170	14%
Asia/Pacific	295	245	20	863	711	21
Latin America/Caribbean	202	191	6	638	532	20
North America	1,801	1,637	10	5,303	4,780	11
Total net revenue	$2,763	$2,459	12	$8,141	$7,193	13
Assets under management
Europe/Middle East/Africa	$271	$267	1	$271	$267	1
Asia/Pacific	132	112	18	132	112	18
Latin America/Caribbean	42	42	—	42	42	—
North America	1,095	960	14	1,095	960	14
Total assets under management	$1,540	$1,381	12	$1,540	$1,381	12
Client assets
Europe/Middle East/Africa	$330	$325	2	$330	$325	2
Asia/Pacific	179	155	15	179	155	15
Latin America/Caribbean	109	106	3	109	106	3
North America	1,628	1,445	13	1,628	1,445	13
Total client assets	$2,246	$2,031	11%	$2,246	$2,031	11%
(a) Regional revenue is based on the domicile of the client.

CORPORATE/PRIVATE EQUITY
For a discussion of Corporate/Private Equity, see pages 102–104 of JPMorgan Chase’s 2012 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data(a)
	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
(in millions, except headcount)	2013	2012		Change	2013	2012		Change
Revenue
Principal transactions	$378	$(304)	(d)	NM	$509	$(4,427)	(d)	NM
Securities gains	26	459		(94)%	659	1,921		(66)%
All other income	83	1,042		(92)	(30)	2,292		NM
Noninterest revenue	487	1,197		(59)	1,138	(214)		NM
Net interest income	(366)	(605)		40	(1,636)	(753)		(117)
Total net revenue(b)	121	592		(80)	(498)	(967)		49

Provision for credit losses	(17)	(11)		(55)	(15)	(31)		52

Noninterest expense
Compensation expense	551	455		21	1,748	1,676		4
Noncompensation expense(c)	9,890	1,461		NM	11,877	5,821		104
Subtotal	10,441	1,916		445	13,625	7,497		82
Net expense allocated to other businesses	(1,345)	(1,183)		(14)	(3,811)	(3,458)		(10)
Total noninterest expense	9,096	733		NM	9,814	4,039		143
Income/(loss) before income tax expense/(benefit)	(8,958)	(130)		NM	(10,297)	(4,975)		(107)
Income tax expense/(benefit)	(2,495)	(358)		NM	(3,532)	(2,430)		(45)
Net income/(loss)	$(6,463)	$228		NM	$(6,765)	$(2,545)		(166)
Total net revenue
Private equity	$398	$(135)		NM	$532	$529		1
Treasury and CIO	(232)	713		NM	(767)	(2,954)		74
Other Corporate(a)	(45)	14		NM	(263)	1,458		NM
Total net revenue	$121	$592		(80)	$(498)	$(967)		49
Net income/(loss)
Private equity	$242	$(89)		NM	$272	$242		12
Treasury and CIO	(193)	369		NM	(598)	(1,936)		69
Other Corporate(a)	(6,512)	(52)		NM	(6,439)	(851)		NM
Total net income/(loss)	$(6,463)	$228		NM	$(6,765)	$(2,545)		(166)
Total assets (period-end)(a)	$835,000	$681,860		22	$835,000	$681,860		22
Headcount(a)	19,843	17,577		13%	19,843	17,577		13%

(a)
For the 2012 periods, certain income statement (including net expense allocated to other businesses) and balance sheet line items, as well as headcount were revised to reflect the transfer of certain functions and staff from Corporate/Private Equity to CCB, effective January 1, 2013. For further information on this transfer, see footnote (a) on page 21 of this Form 10-Q.

(b)
Included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $128 million and $109 million for the three months ended September 30, 2013 and 2012, respectively, and $336 million and $326 million for the nine months ended September 30, 2013 and 2012, respectively.

(c)
Included legal expense of $9.15 billion and $685 million for the three months ended September 30, 2013 and 2012, respectively, and $9.8 billion and $3.5 billion for the nine months ended September 30, 2013 and 2012, respectively.

(d)
During the third quarter of 2012, CIO effectively closed out the index credit derivative positions that were retained following the transfer of the synthetic credit portfolio to the CIB on July 2, 2012. Principal transactions revenue included losses in CIO on this portfolio of $449 million for the three months ended September 30, 2012. Also included losses in CIO of $4.4 billion and $1.4 billion on the synthetic credit portfolio for the three months ended June 30, 2012, and March 31, 2012, respectively. Results of the portfolio that was transferred to CIB are not included herein.

Quarterly results
Net income was a loss of $6.5 billion, compared with net income of $228 million in the prior year.
Private Equity reported net income of $242 million, compared with a net loss of $89 million in the prior year. Net revenue was $398 million, compared with a loss of $135 million in the prior year, primarily due to net valuation gains on private investments.
Treasury and CIO reported a net loss of $193 million, compared with net income of $369 million in the prior year. Net revenue was a loss of $232 million, compared with net revenue of $713 million in the prior year. The prior-year revenue reflected $888 million of extinguishment gains related to the redemption of trust preferred securities. Current-quarter net interest income was a loss of $261 million due to low interest rates and limited reinvestment opportunities.
Other Corporate reported a net loss of $6.5 billion, compared with a net loss of $52 million in the prior year. The current quarter included approximately $9.15 billion of legal expense, including reserves for litigation and regulatory proceedings, compared with $684 million of expense for additional litigation reserves in the prior year.
Year-to-date results
Net Income was a loss of $6.8 billion, compared with a loss of $2.5 billion in the prior year.
Private Equity reported net income of $272 million, compared with net income of $242 million in the prior year. Net revenue was $532 million, compared with $529 million in the prior year.
Treasury and CIO reported a net loss of $598 million, compared with a net loss of $1.9 billion in the prior year. Net revenue was a loss of $767 million, compared with a loss of $3.0 billion in the prior year. The prior year loss reflected $5.8 billion of principal transactions losses for the sixth months ended June 30, 2012 and $449 million of principal transactions losses for the three months ended September 30, 2012, from the synthetic credit portfolio recorded in CIO, partially offset by net securities gains of $1.9 billion. Prior year net revenue included $888 million of pretax extinguishment gains related to the redemption of trust preferred securities. The extinguishment gains were related to adjustments applied to the cost basis of the trust preferred securities during the period they were in a qualified hedge accounting relationship. Current year net revenue included net securities gains of $652 million from sales of available-for-sale investment securities and a modest loss related to the redemption of trust preferred securities. Net interest income was a loss of $1.3 billion due to low interest rates and limited reinvestment opportunities.

Other Corporate reported a net loss of $6.4 billion, compare with a net loss of $851 million in the prior year. Noninterest revenue of $1.8 billion in the prior year was driven by a $1.1 billion benefit from the Washington Mutual bankruptcy settlement and a $663 million gain on the recovery of a Bear Stearns-related subordinated loan. The current year included $9.8 billion of legal expense, including reserves for litigation and regulatory proceedings, compared with $3.5 billion of expense for additional litigation reserves in the prior year.
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
CIO achieves the Firm’s asset-liability management objectives generally by investing in high-quality securities that are managed for the longer-term as part of the Firm’s AFS and held-to-maturity (“HTM”) investment securities portfolios (the “investment securities portfolio”). CIO also uses derivatives, as well as securities that are not classified as AFS or HTM, to meet the Firm’s asset-liability management objectives. For further information on derivatives, see Note 5 on pages 133–144 of this Form
10-Q. For further information about securities not classified within the AFS or HTM portfolio, see Note 3 on pages 116–130 of this Form 10-Q. The Treasury and CIO investment securities portfolio primarily consists of U.S. and non-U.S. government securities, agency and non-agency mortgage-backed securities, other asset-backed securities and corporate and municipal debt securities. At September 30, 2013, the total Treasury and CIO investment securities portfolio was $350.5 billion; the average credit rating of the securities comprising the Treasury and CIO investment securities portfolio was AA+ (based upon external ratings where available and where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). See Note 11 on pages 149–152 of this Form 10-Q for further information on the details of the Firm’s investment securities portfolio.
For further information on liquidity and funding risk, see Liquidity Risk Management on pages 68–73 of this Form 10-Q. For information on interest rate, foreign exchange and other risks, Treasury and CIO VaR and the Firm’s nontrading interest rate-sensitive revenue at risk, see Market Risk Management on pages 97–101 of this Form
10-Q.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change
Securities gains	$26	$459	(94)%	$652	$1,925	(66)%
Investment securities portfolio (average)	348,622	348,571	—	356,665	356,405	—
Investment securities portfolio (period-end)	350,527	360,268	(3)	350,527	360,268	(3)
Mortgage loans (average)	4,562	9,469	(52)	5,538	11,033	(50)
Mortgage loans (period-end)	4,161	8,574	(51)%	4,161	8,574	(51)%

Private Equity Portfolio
Selected income statement and balance sheet data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change
Private equity gains/(losses)
Realized gains/(losses)	$(142)	$75	NM	$(54)	$25	NM
Unrealized gains/(losses)(a)	487	(140)	NM	535	628	(15)%
Total direct investments	345	(65)	NM	481	653	(26)
Third-party fund investments	83	(27)	NM	127	47	170
Total private equity gains/(losses)(b)	$428	$(92)	NM	$608	$700	(13)%

(a)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(b)	Included in principal transactions revenue in the Consolidated Statements of Income.

Private equity portfolio information(a)
Direct investments
(in millions)	September 30, 2013	December 31, 2012	Change
Publicly-held securities
Carrying value	$538	$578	(7)%
Cost	345	350	(1)
Quoted public value	538	578	(7)
Privately-held direct securities
Carrying value	6,266	5,379	16
Cost	7,096	6,584	8
Third-party fund investments(b)
Carrying value	1,905	2,117	(10)
Cost	1,910	1,963	(3)
Total private equity portfolio
Carrying value	$8,709	$8,074	8
Cost	9,351	8,897	5%

(a)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 3 on pages 116–130 of this Form 10-Q.

(b)	Unfunded commitments to third-party private equity funds were $232 million and $370 million at September 30, 2013, and December 31, 2012, respectively.

INTERNATIONAL OPERATIONS
During the three and nine months ended September 30, 2013, managed revenue derived from clients, customers and counterparties domiciled outside of North America was approximately $5.9 billion and $19.4 billion, respectively. Of those amounts, approximately 64% and 66%, respectively, were derived from Europe/Middle East/Africa (“EMEA”); approximately 28% and 25%, respectively, from Asia/Pacific; and approximately 8% and 9%, respectively, from Latin America/Caribbean.
During the three and nine months ended September 30, 2012, managed revenue derived from clients, customers and counterparties domiciled outside of North America was approximately $5.3 billion and $12.9 billion, respectively. Of those amounts, approximately 63% and 53%, respectively, were derived from EMEA; approximately 26% and 33%, respectively, from Asia/Pacific; and

approximately 11% and 14%, respectively, from Latin America/Caribbean. For additional information regarding international operations, see Note 32 on page 326 of JPMorgan Chase’s 2012 Annual Report.
International wholesale activities
The Firm is committed to meeting the needs of its clients located in these regions as part of a coordinated international business strategy.
Set forth below are certain key metrics related to the Firm’s wholesale international operations, including, for each of EMEA, Asia/Pacific and Latin America/Caribbean, the number of countries in each such region in which they operate, front-office headcount, number of clients, revenue and selected balance-sheet data.

	EMEA				Asia/Pacific				Latin America/Caribbean
(in millions, except headcount and where otherwise noted)	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Revenue(a)	$3,706	$3,341	$12,637	$6,802	$1,636	$1,371	$4,924	$4,247	$476	$582	$1,729	$1,737
Countries of operation(b)	33	33	33	33	17	16	17	16	9	9	9	9
Total headcount(c)	15,619	15,555	15,619	15,555	21,736	20,453	21,736	20,453	1,482	1,423	1,482	1,423
Front-office headcount	6,339	5,788	6,339	5,788	4,410	4,179	4,410	4,179	648	581	648	581
Significant clients(d)	1,046	976	1,046	976	514	499	514	499	181	152	181	152
Deposits (average)(e)	$195,447	$167,930	$187,093	$168,728	$54,478	$55,577	$56,167	$57,330	$5,387	$4,899	$5,336	$4,762
Loans (period-end)(f)	43,547	37,480	43,547	37,480	30,157	30,596	30,157	30,956	28,686	28,641	28,686	28,641
Assets under management (in billions)	271	267	271	267	132	112	132	112	42	42	42	42
Client assets (in billions)	330	325	330	325	179	155	179	155	109	106	109	106
Assets under custody (in billions)	6,988	6,257	6,988	6,257	1,574	1,508	1,574	1,508	235	248	235	248
Note: International wholesale operations is comprised of CIB, AM, CB, Treasury and CIO.

(a)	Revenue is based predominantly on the domicile of the client, the location from which the client relationship is managed, or the location of the trading desk.

(b)	Countries of operation represents locations where the Firm has a physical presence with employees actively engaged in “client facing” activities.

(c)
Total headcount includes all employees, including those in service centers, located in the region. Effective January 1, 2013, interns are excluded from the firmwide and business segment headcount metrics. Prior periods were revised to conform with this presentation.

(d)	Significant clients are defined as companies with over $1 million in revenue over a trailing 12-month period in the region (excludes private banking clients).

(e)	Deposits are based on the location from which the client relationship is managed.

(f)	Loans outstanding are based predominantly on the domicile of the borrower and exclude loans held-for-sale and loans carried at fair value.

BALANCE SHEET ANALYSIS

Selected Consolidated Balance Sheets data
(in millions)	September 30, 2013	December 31, 2012	Change
Assets
Cash and due from banks	$30,664	$53,723	(43)%
Deposits with banks	371,445	121,814	205
Federal funds sold and securities purchased under resale agreements	235,916	296,296	(20)
Securities borrowed	122,438	119,017	3
Trading assets:
Debt and equity instruments	316,560	375,045	(16)
Derivative receivables	66,788	74,983	(11)
Securities	356,556	371,152	(4)
Loans	728,679	733,796	(1)
Allowance for loan losses	(17,571)	(21,936)	(20)
Loans, net of allowance for loan losses	711,108	711,860	—
Accrued interest and accounts receivable	66,269	60,933	9
Premises and equipment	14,876	14,519	2
Goodwill	48,100	48,175	—
Mortgage servicing rights	9,490	7,614	25
Other intangible assets	1,817	2,235	(19)
Other assets	111,282	101,775	9
Total assets	$2,463,309	$2,359,141	4
Liabilities
Deposits	$1,281,102	$1,193,593	7
Federal funds purchased and securities loaned or sold under repurchase agreements	218,728	240,103	(9)
Commercial paper	53,741	55,367	(3)
Other borrowed funds	30,436	26,636	14
Trading liabilities:
Debt and equity instruments	87,334	61,262	43
Derivative payables	60,785	70,656	(14)
Accounts payable and other liabilities	212,283	195,240	9
Beneficial interests issued by consolidated VIEs	48,858	63,191	(23)
Long-term debt	263,372	249,024	6
Total liabilities	2,256,639	2,155,072	5
Stockholders’ equity	206,670	204,069	1
Total liabilities and stockholders’ equity	$2,463,309	$2,359,141	4%
Consolidated Balance Sheets overview
For a description of each of the significant line item captions on the Consolidated Balance Sheets, see pages 106–108 of JPMorgan Chase’s 2012 Annual Report.
JPMorgan Chase’s total assets increased by $104.2 billion or 4%, and total liabilities increased by $101.6 billion or 5%, from December 31, 2012. The increase in total assets was predominantly due to a net increase in cash and due from banks and deposits with banks, partially offset by lower federal funds sold and securities purchased under resale agreements, and trading assets. The increase in total liabilities was predominantly due to higher deposits, long-term debt, accounts payable and other liabilities, and trading liabilities. Stockholders’ equity also increased.
The following is a discussion of the significant changes in the specific line item captions on the Consolidated Balance Sheets from December 31, 2012.
Cash and due from banks and deposits with banks
The net increase reflected the placement of the Firm’s excess funds with various central banks, primarily Federal Reserve Banks. For additional information, refer to the Liquidity Risk Management discussion on pages 68–73 of this Form 10-Q.
Federal funds sold and securities purchased under resale agreements; and securities borrowed
The net decrease in securities purchased under resale agreements and securities borrowed was due primarily to a shift in the deployment of the Firm’s excess cash by Treasury.
Trading assets and liabilities–debt and equity instruments
The decrease in trading assets was driven by client-driven market-making activity in CIB, which resulted in lower levels of debt securities, equity securities and physical commodities. For additional information, refer to Note 3 on pages 116–130 of this Form 10-Q.
The increase in trading liabilities was driven by client-driven market-making activity in CIB, which resulted in higher levels of short positions in debt and equity securities.
Trading assets and liabilities–derivative receivables and payables
Derivative receivables decreased primarily due to reductions in interest rate derivatives driven by an increase in interest rates and reductions in commodity derivatives due to market movements. The decreases were partially offset by an increase in equity derivatives driven by a rise in equity markets.
Derivative payables decreased primarily due to reductions in interest rate derivatives driven by an increase in interest rates and reductions in commodity derivatives due to market movements. The decreases were partially offset by an increase in equity derivatives primarily driven by a rise in equity markets.
For additional information, refer to Derivative contracts on pages 92–93, and Notes 3 and 5 on pages 116–130 and 133–144, respectively, of this Form 10-Q.

Securities
The decrease was largely due to repositioning of the AFS securities portfolio, which resulted in lower levels of corporate debt, non-U.S. government securities and non-U.S. residential MBS. The decrease was partially offset by higher levels of U.S. Treasury and government agency obligations and obligations of U.S. states and municipalities, and the purchase, during the third quarter of 2013, of U.S. government agency MBS, which were included in the held-to-maturity portfolio. For additional information related to securities, refer to the discussion in the Corporate/Private Equity segment on pages 50–52, and Notes 3 and 11 on pages 116–130 and 149–152, respectively, of this Form 10-Q.
Loans and allowance for loan losses
Loan balances decreased as a result of lower credit card loans due to seasonality and higher repayment rates, and lower consumer excluding credit card loans, predominantly due to mortgage-related paydowns, portfolio run-off and net charge-offs.
The allowance for loan losses decreased as a result of a $4.2 billion reduction, reflecting lower estimated losses due to improved delinquency trends in the residential real estate and credit card portfolios, as well as the impact of improved home prices on the residential real estate portfolio. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Risk Management on pages 74–96, and Notes 3, 4, 13 and 14 on pages 116–130, 130–132, 155–177 and 178, respectively, of this Form 10-Q.
Mortgage servicing rights
The increase was predominantly due to originations and changes in market interest rates, partially offset by collection/realization of expected cash flows, dispositions, and changes in valuation due to model inputs and assumptions. For additional information on MSRs, see Note 16 on pages 186–189 of this Form 10-Q.
Deposits
The increase was due to growth in both wholesale and consumer deposits. The increase in wholesale client balances was due to higher short-term deposits as well as growth in client operating balances. Consumer deposit balances increased from the effect of continued strong growth in business volumes and lower customer attrition. For more information on consumer deposits, refer to the CCB segment discussion on pages 21–35 ; the Liquidity Risk Management discussion on pages 68–73; and Notes 3 and 17 on pages 116–130 and 190, respectively, of this Form 10-Q. For more information on wholesale client deposits, refer to the AM, CB and CIB segment discussions on pages 46–49, 42–45 and 36–41, respectively, of this Form 10-Q.

Federal funds purchased and securities loaned or sold under repurchase agreements
The decrease was predominantly due to a change in the mix of the Firm’s funding sources. For additional information on the Firm’s Liquidity Risk Management, see pages 68–73 of this Form 10-Q.
Accounts payable and other liabilities
The increase was predominantly due to higher CIB brokerage payables.
Beneficial interests issued by consolidated VIEs
The decrease was primarily due to unwinds of municipal bond vehicles, a reduction in outstanding conduit commercial paper held by third parties and net credit card maturities. For additional information on Firm-sponsored VIEs and loan securitization trusts, see Note 15 on pages 179–186 of this Form 10-Q.
Long-term debt
The increase was primarily due to net issuances, which also reflected the redemption of trust preferred securities in the second quarter of 2013. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 68–73 of this Form 10-Q.
Stockholders’ equity
The increase was predominantly due to net income and net issuances of preferred stock. The increase was partially offset by a net decrease in accumulated other comprehensive income, repurchases of common stock and the declaration of cash dividends on common and preferred stock. The net decrease in accumulated other comprehensive income was primarily related to the decline in fair value of U.S. government agency issued MBS and obligations of U.S. states and municipalities due to market changes, as well as net realized gains. For additional information on the Firm’s capital actions, see Capital actions on page 66 of this Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS
JPMorgan Chase is involved with several types of off–balance sheet arrangements, including through nonconsolidated special-purpose entities (“SPEs”), which are a type of variable interest entity (“VIE”), and through lending-related financial instruments (e.g., commitments and guarantees). For further discussion, see Off–Balance Sheet Arrangements and Contractual Cash Obligations on pages 109–115 of JPMorgan Chase’s 2012 Annual Report.
Special-purpose entities
The most common type of VIE is an SPE. SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees. For further information on the types of SPEs, see Note 15 on pages 179–186 of this Form 10-Q, and Note 1 on pages 193–194 and Note 16 on pages 280–291 of JPMorgan Chase’s 2012 Annual Report.
Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, JPMorgan Chase Bank, N.A., could be required to provide funding if its short-term credit rating were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. These liquidity commitments support the issuance of asset-backed commercial paper by both Firm-administered consolidated and third-party-sponsored nonconsolidated SPEs. In the event of a short-term credit rating downgrade, JPMorgan Chase Bank, N.A., absent other solutions, would be required to provide funding to the SPE, if the commercial paper could not be reissued as it matured. The aggregate amounts of commercial paper outstanding, issued by both Firm-administered and third-party-sponsored SPEs, that are held by third parties as of September 30, 2013, and December 31, 2012, was $13.9 billion and $18.1 billion, respectively. The aggregate amounts of commercial paper outstanding could increase in future periods should clients of the Firm-administered consolidated or third-party-sponsored nonconsolidated SPEs draw down on certain unfunded lending-related commitments. These unfunded lending-related commitments were $11.3 billion and $10.9 billion at September 30, 2013, and December 31, 2012, respectively. The Firm could facilitate the refinancing of some of the clients’ assets in order to reduce the funding obligation.

Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees and the Firm’s related accounting policies, see Lending-related commitments on page 91, and Note 21 (including a table that presents, as of September 30, 2013, the amounts, by contractual maturity, of off-balance sheet lending-related financial instruments, guarantees and other commitments) on pages 195–199 of this Form 10-Q. For a discussion of loan repurchase liabilities, see Mortgage repurchase liability on pages 56–60 and Note 21 on pages 195–199 of this Form 10-Q.
Mortgage repurchase liability
In connection with the Firm’s mortgage loan sale and securitization activities with the GSEs and other mortgage loan sale and private-label securitization transactions, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties. To the extent that repurchase demands that are received relate to loans that the Firm purchased from third parties that remain viable, the Firm typically will have the right to seek a recovery of related repurchase losses from the third party. For additional information regarding loans sold to the GSEs, see Mortgage repurchase liability on pages 111–115 of JPMorgan Chase’s 2012 Annual Report.
The Firm also sells loans in securitization transactions with Ginnie Mae; these loans are typically insured or guaranteed by another government agency. The Firm, in its role as servicer, may repurchase certain delinquent loans from loan pools, including those that have been sold back to Ginnie Mae subsequent to modification, as permitted by Ginnie Mae guidelines. However, the Firm is typically not required to repurchase such loans other than for modification or foreclosure purposes (i.e., these repurchases typically do not result from repurchase demands due to breaches of representations and warranties). Because principal amounts due under the terms of these repurchased loans continue to be insured and the reimbursement of insured amounts continues to proceed normally, the Firm has not recorded any mortgage repurchase liability related to these loans. However, the U.S. Attorney’s Office for the Southern District of New York is conducting an investigation concerning the Firm’s compliance with the requirements of the Federal Housing Administration’s Direct Endorsement Program. The Firm is cooperating in that investigation. For additional information regarding litigation, see Note 23 on pages 201–209 of this Form 10-Q, and Note 31 on pages 316–325 of JPMorgan Chase’s 2012 Annual Report.
From 2005 to 2008, the Firm and certain acquired entities made certain loan level representations and warranties in connection with approximately $450 billion of residential mortgage loans that were sold or deposited into private-label securitizations. While the terms of the securitization transactions vary, they generally differ from loan sales to the GSEs in that, among other things: (i) in order to direct the trustee to investigate potential claims, the security holders must make a formal request for the trustee to do so, and typically, this requires agreement of the holders of a specified percentage of the outstanding securities; (ii) generally, the mortgage loans are not required to meet all GSE eligibility criteria; and (iii) in many cases, the party demanding repurchase is required to demonstrate that a loan-level breach of a representation or warranty has materially and adversely affected the value of the loan. Of the $450 billion originally sold or deposited (including $165 billion by Washington Mutual, as to which the Firm maintains that certain of the repurchase obligations remain with the FDIC receivership), approximately $203 billion of principal has been repaid (including $75 billion related to Washington Mutual). In addition, approximately $128 billion of the principal amount of such loans has been liquidated (including $46 billion related to Washington Mutual), with an average loss severity of 60%. Accordingly, the remaining outstanding principal balance of these loans (including Washington Mutual) was, as of September 30, 2013, approximately $119 billion, of which $30 billion was 60 days or more past due. The remaining outstanding principal balance of loans related to Washington Mutual was approximately $44 billion, of which $10 billion was 60 days or more past due. For additional information regarding loans sold to private investors, see Mortgage repurchase liability on pages 111–115 of JPMorgan Chase’s 2012 Annual Report.
There have been generalized allegations, as well as specific demands, that the Firm repurchase loans sold or deposited into private-label securitizations (including claims from insurers that have guaranteed certain obligations of the securitization trusts). Although the Firm encourages parties to use the contractual repurchase process established in the governing agreements, these private-label repurchase claims have generally manifested themselves through threatened or pending litigation. Accordingly, the liability related to repurchase demands associated with all of the private-label securitizations described above is separately evaluated by the Firm in establishing its litigation reserves. For additional information regarding litigation, see Note 23 on pages 201–209 of this Form 10-Q, and Note 31 on pages 316–325 of JPMorgan Chase’s 2012 Annual Report.
Estimated mortgage repurchase liability
The Firm’s mortgage repurchase liability is intended to cover losses associated with all loans previously sold in connection with loan sale and securitization transactions with the GSEs and other losses related to mortgage insurance rescissions. The Firm has recognized a mortgage repurchase liability of $2.2 billion and $2.8 billion, as of September 30, 2013, and December 31, 2012, respectively. On October 25, 2013, the Firm agreed with the FHFA to resolve, for $1.1 billion, GSE repurchase claims for breaches of representations and warranties on loans sold to the GSEs from 2000 to 2008, except for certain limited types of exposures. The settlement does not release the Firm’s liability with respect to its servicing obligations on covered loans. For additional information on the settlement see Note 23 on pages 201–209 of this Form 10-Q.
The Firm believes that its remaining mortgage repurchase liability is sufficient to cover probable future repurchase losses related to specific types of exposures excluded from the settlement, including post-2008 loan sale and securitization transactions, which the Firm believes have substantially lower levels of repurchase risk than earlier vintages. For additional information about the process that the Firm uses to estimate its mortgage repurchase liability and the factors it considers in connection with that process, see Mortgage repurchase liability on pages 111–115 of JPMorgan Chase’s 2012 Annual Report.

All mortgage repurchase demands associated with private-label securitizations (however asserted) are evaluated separately by the Firm in establishing its litigation reserves; they are not considered in the Firm’s mortgage repurchase liability. Accordingly, as noted above, the Firm’s mortgage repurchase liability is intended to cover losses associated with all loans previously sold in connection with loan sale and securitization transactions with the GSEs and other losses related to mortgage insurance rescissions.
The following table provides information about outstanding repurchase demands and unresolved mortgage insurance rescission notices, excluding those related to Washington Mutual and those asserted in or arising in connection with pending repurchase litigation, by counterparty type, at each of the past five quarter-end dates. The table includes repurchase demands received from the GSEs as well as repurchase demands associated with private-label securitizations that have been presented to the Firm by trustees who assert authority to present such claims under the terms of the underlying sale or securitization agreement.

Outstanding repurchase demands and unresolved mortgage insurance rescission notices by counterparty type
(in millions)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012		September 30, 2012
GSEs(a)	$1,601	$970	$1,022	$1,166		$1,533
Mortgage insurers	780	852	924	1,014		1,036
Other	1,322	1,072	992	887	(c)	1,697
Overlapping population(b)	(45)	(51)	(64)	(86)		(150)
Total	$3,658	$2,843	$2,874	$2,981		$4,116

(a)
On October 25, 2013, the Firm agreed with the FHFA to resolve, for $1.1 billion, GSE repurchase claims for breaches of representations and warranties on loans sold to the GSEs from 2000 to 2008, except for certain limited types of exposures. The settlement does not release the Firm’s liability with respect to its servicing obligations on covered loans.

(b)
Because the GSEs and others may make repurchase demands based on mortgage insurance rescission notices that remain unresolved, certain loans may be subject to both an unresolved mortgage insurance rescission notice and an outstanding repurchase demand.

(c)
The decrease from September 30, 2012 predominantly relates to repurchase demands from private-label securitizations that had been presented in this table as of September 30, 2012 but that subsequently became subject to repurchase litigation in the fourth quarter of 2012; private-label securitization repurchase demands asserted or arising in connection with pending repurchase litigation are excluded from this table.

The following table provides information about repurchase demands and mortgage insurance rescission notices received, excluding those related to Washington Mutual and those asserted in or arising in connection with pending repurchase litigation, by loan origination vintage, for the past five quarters.

Quarterly mortgage repurchase demands received by loan origination vintage(a)
(in millions)	September 30, 2013		June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Pre-2005	$135		$53	$45	$42	$33
2005	308		116	217	42	103
2006	515		258	287	292	963
2007	690		546	419	241	371
2008	265		113	151	114	196
Post-2008	79		60	62	87	124
Total repurchase demands received	$1,992	(b)	$1,146	$1,181	$818	$1,790

(a)	All mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves.

(b)
On October 25, 2013, the Firm agreed with the FHFA to resolve, for $1.1 billion, GSE repurchase claims for breaches of representations and warranties on loans sold to the GSEs from 2000 to 2008, except for certain limited types of exposures. The settlement does not release the Firm’s liability with respect to its servicing obligations on covered loans.

Quarterly mortgage insurance rescission notices received by loan origination vintage(a)
(in millions)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Pre-2005	$5	$14	$12	$6	$6
2005	8	18	13	18	14
2006	11	25	15	35	46
2007	33	68	52	83	139
2008	17	22	20	26	37
Post-2008	8	6	8	7	8
Total mortgage insurance rescissions received	$82	$153	$120	$175	$250

(a)	Mortgage insurance rescissions typically result in a repurchase demand from the GSEs. This table includes mortgage insurance rescission notices for which the GSEs also have issued a repurchase demand.
Since the beginning of 2011, the Firm’s cumulative cure rate (excluding loans originated by Washington Mutual) is approximately 60%.
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
Substantially all of the estimates and assumptions underlying the Firm’s established methodology for computing its recorded mortgage repurchase liability — including the amount of probable future demands from the GSEs, the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure and recoveries from third parties — require management judgment. While the Firm’s estimated mortgage repurchase liability is inherently uncertain and imprecise, the Firm’s October 25, 2013 settlement substantially resolved the Firm’s repurchase liability for the 2000-2008 vintages, which experienced the most significant levels of repurchase losses.

The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.

Summary of changes in mortgage repurchase liability(a)
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Repurchase liability at beginning of period	$2,476	$3,293	$2,811	$3,557
Net realized losses(b)	(135)	(268)	(538)	(891)
Provision for repurchase losses(c)	(159)	74	(91)	433
Repurchase liability at end of period(d)	$2,182	$3,099	$2,182	$3,099

(a)	All mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves.

(b)
Realized repurchase losses are presented net of third-party recoveries and include principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. Make-whole settlements were $117 million and $94 million for the three months ended September 30, 2013 and 2012, respectively and $371 million and $387 million for the nine months ended September 30, 2013 and 2012, respectively.

(c)
Included provision related to new loan sales of $4 million and $30 million for the three months ended September 30, 2013 and 2012, respectively, and $18 million and $85 million for the nine months ended September 30, 2013 and 2012, respectively.

(d)
On October 25, 2013, the Firm agreed with the FHFA to resolve, for $1.1 billion, GSE repurchase claims for breaches of representations and warranties on loans sold to the GSEs from 2000 to 2008, except for certain limited types of exposures. The settlement does not release the Firm’s liability with respect to its servicing obligations on covered loans.

The following table summarizes the total unpaid principal balance of certain repurchases during the periods indicated.

Unpaid principal balance of mortgage loan repurchases(a)
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Ginnie Mae(b)	$1,489	$1,216	$5,012	$4,342
GSEs(c)	140	312	601	933
Other(c)(d)	12	39	52	147
Total	$1,641	$1,567	$5,665	$5,422

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

(c)
Nonaccrual loans held-for-investment included $381 million and $484 million at September 30, 2013 and 2012, respectively, of loans repurchased as a result of breaches of representations and warranties.

(d)	Represents loans repurchased from parties other than the GSEs, excluding those repurchased in connection with pending repurchase litigation.
For additional information regarding the mortgage repurchase liability, see Note 21 on pages 195–199 of this Form 10-Q, and Note 29 on pages 308–315 of JPMorgan Chase’s 2012 Annual Report.
The Firm also faces a variety of exposures resulting from repurchase demands and litigation arising out of its various roles as issuer and/or sponsor of mortgage-backed securities (“MBS”) offerings in private-label securitizations. For further information, see Note 23 on pages 201–209 of this Form 10-Q.

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
Capital governance
The Firm’s senior management recognizes the importance of a capital management function that supports strategic decision-making. For a more detailed discussion of the Firm’s capital governance and processes, see pages 116–117 of JPMorgan Chase’s 2012 Annual Report.
Comprehensive Capital Analysis and Review (“CCAR”)
On January 7, 2013, the Firm submitted its capital plan to the Federal Reserve under the Federal Reserve’s 2013 CCAR process. On March 14, 2013, the Federal Reserve informed the Firm that it did not object to the Firm’s 2013 capital plan, but asked the Firm to submit an additional capital plan, as described more fully below. On May 21, 2013, the Board of Directors increased the second-quarter common stock dividend to $0.38 per share from $0.30 per share. The Board of Directors also authorized the Firm to repurchase up to $6 billion of common equity commencing with the second quarter of 2013 through the end of the first quarter of 2014. For additional information on dividends and common equity repurchases, see Capital actions on page 66 of this Form 10-Q.
On September 18, 2013, the Firm submitted an additional capital plan, as requested by the Federal Reserve, to address the weaknesses the Federal Reserve had identified in the Firm’s original 2013 submission. JPMorgan Chase expects the Federal Reserve to notify the Firm within 75 days of the resubmission of its determination. Following its review of the additional capital plan, the Federal Reserve could require the Firm to modify its capital distributions.

Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.
In connection with the U.S. Government’s Supervisory Capital Assessment Program in 2009 (“SCAP”), U.S. banking regulators developed an additional measure of capital, Tier 1 common, which is defined as Tier 1 capital less elements of Tier 1 capital not in the form of common equity, such as perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred securities. In 2013, the Federal Reserve employed a minimum 5% Tier 1 common ratio standard for CCAR purposes, in addition to the other minimum capital requirements. For the 2014 CCAR process, the Federal Reserve has introduced an additional requirement to include a Basel III Tier 1 common test with a minimum of 4% for 2014 projections and 4.5% for 2015 projections.
Basel I and Basel 2.5
The minimum risk-based capital requirements adopted by the U.S. federal banking agencies follow the Capital Accord (“Basel I”) of the Basel Committee. In June 2012, U.S. federal banking agencies published the final rule that specifies revised market risk regulatory capital requirements (“Basel 2.5”). While the Firm is still subject to the capital requirements of Basel I, Basel 2.5 rules also became effective for the Firm on January 1, 2013. The Basel 2.5 final rule revised the scope of positions subject to the market risk capital requirements and introduced new market risk measures, which resulted in additional capital requirements for covered positions as defined. The implementation of Basel 2.5 in the first quarter of 2013 resulted in an increase of approximately $150 billion in RWA compared with the Basel I rules at March 31, 2013. The implementation of these rules also resulted in decreases of the Firm’s Tier 1 capital, Total capital and Tier 1 common capital ratios by 140 basis points, 160 basis points and 120 basis points, respectively, at March 31, 2013.

The following table presents the risk-based capital ratios for JPMorgan Chase at September 30, 2013, and December 31, 2012, under Basel I (and, for September 30, 2013, Basel 2.5).

Risk-based capital ratios
	September 30, 2013	December 31, 2012
Capital ratios
Tier 1 capital	11.7%	12.6%
Total capital	14.3	15.3
Tier 1 leverage	6.9	7.1
Tier 1 common(a)	10.5	11.0

(a)	The Tier 1 common ratio is Tier 1 common capital divided by RWA.
At September 30, 2013, and December 31, 2012, JPMorgan Chase maintained Tier 1 and Total capital ratios in excess of the well-capitalized standards established by the Federal Reserve, as indicated in the above tables. In addition, at September 30, 2013, and December 31, 2012, the Firm’s Tier 1 common ratio was significantly above the 5% CCAR standard. For more information, see Note 28 on pages 306–308 of the Firm’s 2012 Annual Report.

The following table presents a reconciliation of total stockholders’ equity to Tier 1 common, Tier 1 capital and Total qualifying capital; the components of RWA; and total adjusted average assets.

Risk-based capital components and assets
(in millions)	September 30, 2013	December 31, 2012
Total stockholders’ equity	$206,670	$204,069
Less: Preferred stock	11,158	9,058
Common stockholders’ equity	195,512	195,011
Effect of certain items in accumulated other comprehensive income/(loss) excluded from Tier 1 common	(532)	(4,198)
Less: Goodwill(a)	45,397	45,663
Other intangible assets(a)	2,160	2,311
Fair value DVA on structured notes and derivative liabilities related to the Firm’s credit quality	1,627	1,577
Investments in certain subsidiaries and other	1,212	920
Tier 1 common	144,584	140,342
Preferred stock	11,158	9,058
Qualifying hybrid securities and noncontrolling interests(b)	5,615	10,608
Other	(12)	(6)
Total Tier 1 capital	161,345	160,002
Long-term debt and other instruments qualifying as Tier 2	17,646	18,061
Qualifying allowance for credit losses	17,275	15,995
Other	(42)	(22)
Total Tier 2 capital	34,879	34,034
Total qualifying capital	$196,224	$194,036
Credit risk RWA	$1,208,675	$1,156,102
Market risk RWA	165,364	114,276
Total RWA	$1,374,039	$1,270,378
Total adjusted average assets	$2,327,427	$2,243,242

(a)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

(b)
Primarily includes trust preferred securities of certain business trusts. Under the Basel III interim final rule approved by U.S. federal banking agencies in July 2013, trust preferred securities will be phased out from inclusion as Tier 1 capital, but included as Tier 2 capital, beginning in 2014 through the end of 2015 and phased out from inclusion as Tier 2 capital beginning in 2016 through the end of 2021.

Capital rollforward
The following table presents the changes in Tier 1 common, Tier 1 capital and Tier 2 capital for the nine months ended September 30, 2013.

Nine months ended September 30, (in millions)	2013
Tier 1 common at December 31, 2012	$140,342
Net income applicable to common equity	12,030
Dividends declared on common stock	(4,118)
Net issuance of treasury stock	(2,650)
Changes in capital surplus	(1,049)
Effect of certain items in accumulated other comprehensive income/(loss) excluded from Tier 1 common	(46)
Qualifying noncontrolling minority interests in consolidated subsidiaries	(42)
DVA on structured notes and derivative liabilities	(50)
Goodwill and other nonqualifying intangibles (net of deferred tax liabilities)	417
Other	(250)
Increase in Tier 1 common	4,242
Tier 1 common at September 30, 2013	$144,584

Tier 1 capital at December 31, 2012	$160,002
Change in Tier 1 common	4,242
Net issuance of noncumulative perpetual preferred stock	2,100
Redemption of trust preferred securities	(4,951)
Other	(48)
Increase in Tier 1 capital	1,343
Tier 1 capital at September 30, 2013	$161,345

Tier 2 capital at December 31, 2012	$34,034
Change in long-term debt and other instruments qualifying as Tier 2	(415)
Change in qualifying allowance for credit losses	1,280
Other	(20)
Increase in Tier 2 capital	845
Tier 2 capital at September 30, 2013	$34,879
Total qualifying capital at September 30, 2013	$196,224
RWA
The following table presents the changes in credit risk RWA and market risk RWA for the nine months ending September 30, 2013.

Changes in RWA components
Nine months ended September 30, (in millions)	2013
Credit risk RWA at December 31, 2012	$1,156,102
Increase in credit risk RWA	52,573
Credit risk RWA at September 30, 2013	$1,208,675

Market risk RWA at December 31, 2012	$114,276
Increase in market risk RWA	51,088
Market risk RWA at September 30, 2013	$165,364
Total RWA at September 30, 2013	$1,374,039
The increase in credit risk RWA for the nine months ended September 30, 2013, is predominantly attributable to the implementation of Basel 2.5 which resulted in certain positions previously captured under market risk RWA under Basel I being included as non-covered positions and calculated under credit risk RWA. Portfolio growth also contributed to the increase, partially offset by lower loan balances in Mortgage Banking due to portfolio runoff.

The increase in market risk RWA was driven by the implementation of Basel 2.5, partially offset by reduced risk, including in the synthetic credit portfolio, and by exposure changes and market movements.
Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which the Firm is subject is presented in Note 20 on pages 193–194 of this Form 10-Q. For further information on the Firm’s Basel 2.5 measures and additional market risk disclosures, see the Firm’s consolidated Basel 2.5 Market Risk Pillar 3 Reports which are available on the Firm’s website (http://investor.shareholder.com/jpmorganchase/basel.cfm) within 45 days after the end of the quarter.
Basel II & Basel III
U.S. banking regulators published a final Basel II rule in December 2007, which was intended to be more risk sensitive than Basel I and eventually replace Basel I for large and internationally active U.S. banks, including the Firm. The Firm has been reporting Basel II capital ratios in parallel to the banking agencies since 2008. In July 2013, U.S. federal banking agencies approved an interim final rule implementing further revisions to the Capital Accord in the U.S.; such further revisions are commonly referred to as “Basel III.” Basel III is comprised of an Advanced and a Standardized Approach. For large and internationally active banks, including the Firm, both the Basel III Advanced and Standardized Approaches will become effective commencing January 1, 2014. Prior to full implementation of the Basel III Advanced Approach, the Firm will be required to complete a qualification period (“parallel run”) of at least four consecutive quarters during which it needs to demonstrate that it meets the requirements of the rule to the satisfaction of its U.S. banking regulators. Pursuant to the requirements of the Dodd-Frank Act, the Firm, upon exiting the Basel III Advanced Approach parallel run, will be required to calculate regulatory capital ratios under both the Standardized and Advanced Approaches. The Firm’s capital adequacy will be evaluated against the approach that results in the lower ratio.
Basel III revises Basel I and II by, among other things, narrowing the definition of capital, and increasing capital requirements for specific exposures. In addition Basel III incorporates a new Tier 1 common ratio requirement. The Tier 1 common ratio requirement has a phase-in period from 2015 to 2019. By January 1, 2019, the minimum Tier 1 common ratio is 7%, comprised of a minimum ratio of 4.5% plus a 2.5% capital conservation buffer.
Global systemically important banks (“GSIBs”) will also be required to maintain Tier 1 common requirements above the 7% minimum, in amounts ranging from an additional 1% to an additional 2.5%. In November 2012, the Financial Stability Board (“FSB”) indicated that it would require the Firm, as well as three other banks, to hold the additional 2.5% of Tier 1 common; the requirement will be phased in beginning in 2016. The Basel Committee also stated that certain GSIBs could be required to hold as much as an additional 3.5% of Tier 1 common if they were to take actions that further increase their systemic importance. Currently, no GSIB (including the Firm) is required to hold more than the additional 2.5% of Tier 1 common.
The Firm estimates that its Tier 1 common ratio under the Basel III Advanced Approach on a fully phased-in basis would be 9.3% as of September 30, 2013, which is less than the Tier 1 common ratio as calculated under the Basel III Standardized Approach. The Tier 1 common ratio under both Basel I and Basel III are non-GAAP financial measures. However, such measures are used by bank regulators, investors and analysts as a key measure to assess the Firm’s capital position and to compare the Firm’s capital to that of other financial services companies.
The following table presents a comparison of the Firm’s Tier 1 common under Basel I rules to its estimated Tier 1 common under Basel III rules, along with the Firm’s estimated risk-weighted assets. Key differences in the calculation of RWA between Basel I and Basel III include: (1) Basel III credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas Basel I RWA is based on fixed supervisory risk-weightings which vary only by counterparty type and asset class; and (2) Basel III includes RWA for operational risk, whereas Basel I does not. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Among other risks, it includes legal risk – including litigation costs, settlements, and regulatory fines. Operational risk capital takes into consideration all operational risk losses in the quarter following when the losses were realized. The operational risk capital modeling approach has and continues to evolve as part of the Basel capital requirements, and is therefore subject to change. Tier 1 common under Basel III includes additional adjustments and deductions not included in Basel I Tier 1 common, such as the inclusion of accumulated other comprehensive income (“AOCI”) related to AFS securities and defined benefit pension and other postretirement employee benefit (“OPEB”) plans.

September 30, 2013 (in millions, except ratio)
Tier 1 common under Basel I rules	$144,584
Adjustments related to AOCI for AFS securities and defined benefit pension and OPEB plans	695
Add back of Basel I deductions(a)	1,831
Deduction for deferred tax asset related to net operating loss and foreign tax credit carryforwards	(905)
All other adjustments	(210)
Estimated Tier 1 common under Basel III rules	$145,995
Estimated RWA under Basel III rules(b)	$1,563,980
Estimated Tier 1 common ratio under Basel III rules(c)	9.3%

(a)	Certain exposures, which are deducted from capital under Basel I, are risked-weighted under Basel III.

(b)	Effective January 1, 2013, market risk RWA requirements under Basel 2.5 are consistent across Basel I and Basel III.

(c)	The Tier 1 common ratio under Basel III rules is Tier 1 common under Basel III rules divided by RWA under Basel III rules.
The Basel III interim final rule also included a requirement for advanced approach banking organizations, including the Firm, to calculate a supplementary leverage ratio (“SLR”). The SLR, a non-GAAP financial measure, is Tier 1 capital under Basel III divided by the Firm’s total leverage exposure. Total leverage exposure is calculated by taking the Firm’s total average on-balance sheet assets, less amounts permitted to be deducted for Tier 1 capital, and adding certain off-balance sheet exposures, such as undrawn commitments and derivatives future exposure.
Following approval of the final Basel III rules, the U.S. banking agencies issued proposed rulemaking relating to the SLR that would require U.S. bank holding companies, including JPMorgan Chase, to have a minimum SLR of at least 5% and insured depository institutions (“IDI”), including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., to have a minimum SLR of at least 6%. In addition, the Basel Committee has proposed further refinements to the computation of the SLR. The Firm estimates, based on its current understanding of the U.S. rules, that if the rules were in effect at September 30, 2013, the Firm’s SLR would have been approximately 4.7% and JPMorgan Chase Bank, N.A.’s SLR would have been approximately 4.3%.
The Basel III capital requirements are subject to prolonged transition periods. In July 2013, as part of the approval of the Basel III interim final rule, U.S. federal banking agencies announced a January 1, 2014, Basel III effective date for advanced approach banking organizations, including the Firm. The additional capital requirements for GSIBs will be phased in starting January 1, 2016, with full implementation on January 1, 2019. The Firm and its IDI subsidiaries are not required to meet the minimum SLR until January 1, 2018. Management’s current objective is for the Firm to reach an estimated Basel III Tier I common ratio of 9.5% by the end of 2013, and a Basel III Tier 1 common ratio of 10-10.5% over time. Additionally, management’s current objective is for the Firm to achieve a SLR of 5.5%, and for JPMorgan Chase Bank, N.A. to achieve a SLR of 6% in advance of the SLR effective date.

The Firm’s estimate of its Tier 1 common ratio under Basel III and the Firm’s and JPMorgan Chase Bank, N.A.’s SLR reflect its current understanding of the U.S. Basel III rules based on the published interim final rule and on the application of such rules to its businesses as currently conducted. The actual impact on the Firm’s capital ratios upon implementation of Basel III rules may differ from the Firm’s current estimates. The actual impact could depend on changes the Firm may make to its businesses in the future, further implementation guidance from the regulators, and regulatory approval of certain of the Firm’s internal risk models (or, alternatively, regulatory disapproval of the Firm’s internal risk models that have previously been conditionally approved).
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
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At September 30, 2013, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $14.6 billion, exceeding the minimum requirement by $12.7 billion, and JPMorgan Clearing’s net capital was $6.8 billion, exceeding the minimum requirement by $5.1 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of September 30, 2013, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
J.P. Morgan Securities plc (formerly J.P. Morgan Securities Ltd.) is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and is the Firm’s principal operating subsidiary in the U.K. It has authority to engage in banking,
investment banking and broker-dealer activities. J.P. Morgan Securities plc is jointly regulated by the U.K. Prudential Regulation Authority (“PRA”) and Financial Conduct Authority (“FCA”) (together, formerly the U.K. Financial Services Authority). At September 30, 2013,
J.P. Morgan Securities plc had total capital of $22.6 billion,

or a Pillar 1 Total capital ratio of 15.1%, which exceeded the 8% well-capitalized standard applicable to it under Basel 2.5.
Economic risk capital
Economic risk capital is another of the disciplines the Firm uses to assess the capital required to support its businesses. Economic risk capital is a measure of the capital needed to cover JPMorgan Chase’s business activities in the event of unexpected losses. The Firm measures economic risk capital using internal risk-assessment methodologies and models based primarily on four risk factors: credit, market, operational and private equity risk. The methodologies and models used to measure economic risk capital consider factors, assumptions and inputs that differ from those required to be used for regulatory capital requirements, and therefore provide a complementary measure to regulatory capital. As economic risk capital is a separate component of the capital framework for Advanced Approach banking organizations under Basel III, the Firm is currently in the process of enhancing its economic risk capital framework to address the newly finalized Basel III requirements.
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

Line of business equity
(in billions)	September 30, 2013	December 31, 2012
Consumer & Community Banking	$46.0	$43.0
Corporate & Investment Bank	56.5	47.5
Commercial Banking	13.5	9.5
Asset Management	9.0	7.0
Corporate/Private Equity	70.5	88.0
Total common stockholders’ equity	$195.5	$195.0

Line of business equity	Quarterly Averages
(in billions)	3Q13	4Q12	3Q12
Consumer & Community Banking	$46.0	$43.0	$43.0
Corporate & Investment Bank	56.5	47.5	47.5
Commercial Banking	13.5	9.5	9.5
Asset Management	9.0	7.0	7.0
Corporate/Private Equity	72.2	85.0	79.6
Total common stockholders’ equity	$197.2	$192.0	$186.6
Effective January 1, 2013, the Firm further refined the capital allocation framework to align it with the revised line of business structure that became effective in the fourth quarter of 2012. The increase in equity levels for the lines of businesses since December 31, 2012 is largely driven by regulatory guidance on Basel III requirements, principally for CIB and CIO, and by anticipated business growth.
Capital actions
Dividends
On May 21, 2013, the Board of Directors increased the Firm’s quarterly common stock dividend from $0.30 to $0.38 per share, effective with the dividend paid on July 31, 2013, to shareholders of record on July 5, 2013. The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired dividend payout ratio, capital objectives, and alternative investment opportunities. The Firm’s current expectation is to return to a payout ratio of approximately 30% of normalized earnings over time.
For information regarding dividend restrictions, see Note 22 and Note 27 on pages 300 and 306, respectively, of JPMorgan Chase’s 2012 Annual Report.
Preferred stock
On February 5, 2013 the Firm issued $900 million of noncumulative preferred stock. On each of April 23, 2013, and July 29, 2013, the Firm issued $1.5 billion of noncumulative preferred stock.
The Firm redeemed all $1.8 billion of its outstanding 8.625% noncumulative preferred stock, Series J on September 1, 2013. For additional information on the Firm’s preferred stock, see Note 22 on page 300 of the Firm’s 2012 Annual Report.
Redemption of outstanding trust preferred securities
On May 8, 2013, the Firm redeemed approximately $5.0 billion, or 100% of the liquidation amount, of the following eight series of trust preferred securities: JPMorgan Chase Capital X, XI, XII, XIV, XVI, XIX, XXIV, and BANK ONE Capital VI. For a further discussion of trust preferred securities, see Note 21 on pages 297–299 of JPMorgan Chase’s 2012 Annual Report.

Common equity repurchases
On March 13, 2012, the Board of Directors authorized a $15.0 billion common equity (i.e., common stock and warrants) repurchase program. The following table shows the Firm’s repurchases of common equity for the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013, $8.9 billion (on a trade-date basis) of authorized repurchase capacity remained under the program.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Total shares of common stock repurchased	13	—	91	31
Aggregate common stock repurchases	$698	$—	$4,499	$1,329
Total warrants repurchased	—	—	—	18
Aggregate warrant repurchases	$—	$—	$—	$238
Pursuant to CCAR, the Firm is authorized to repurchase up to $6 billion of common equity between April 1, 2013 and March 31, 2014. Such repurchases are being done pursuant to the $15.0 billion common equity repurchase program.
The Firm may, from time-to-time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the common equity repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common equity — for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information.
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
For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 221–222 of this Form 10-Q.

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
The Firm’s overall risk appetite is established in the context of the Firm’s capital, earnings power, and diversified business model. The Firm employs a formalized risk appetite framework to integrate the Firm’s objectives with return targets, risk controls and capital management. The Risk Policy Committee of the Firm’s Board of Directors approves the risk appetite policy on behalf of the Board of Directors. The Firm’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Risk Officer (“CRO”) and

Chief Operating Officer (“COO”) are responsible for setting and approving the Firm’s risk appetite parameters. The lines of business CEOs, CFOs and CROs are responsible for setting the risk appetite parameters for their respective lines of business, subject to approval by the Firm’s CEO, CFO, CRO and COO. The Firmwide Risk Committee, which is co-chaired by the Firm’s CEO and CRO, is responsible for reviewing risk appetite results at the LOB and firmwide levels.
The Firm established a Firmwide Control Committee (“FCC”)in September 2013. The FCC provides a forum for the governance of firmwide operational risk including existing and emerging issues, and operational risk management. The FCC is co-chaired by the firmwide head of operational risk governance and the firmwide chief control officer. The FCC may escalate issues to the Firmwide Risk Committee.
The Risk Governance Committee was dissolved in October 2013. The responsibilities of the Risk Governance Committee have been aligned to other existing governance committees within the Firm including the FCC.

The following provides an index of key risk management disclosures. For further information on these disclosures, refer to the page references noted below in both this Form 10-Q and JPMorgan Chase’s 2012 Annual Report.

Risk disclosure	Form 10-Q page reference	Annual Report page reference
Risk Management	67	123–126
Risk governance		123–125
Model risk		125–126
Liquidity Risk Management	68–73	127–133
Funding	68–71	127–130
HQLA	71
Contingency funding plan		130
Credit ratings	71–72	131
Credit Risk Management	74–96	134–159
Credit Portfolio	74	136–137
Consumer Credit Portfolio	75–85	138–149
Wholesale Credit Portfolio	86–93	150–159
Community Reinvestment Act Exposure	94	159
Allowance For Credit Losses	94–96	159–162
Market Risk Management	97–101	163–169
Risk identification and classification	97	163
Value-at-risk	97–100	163–167
Economic-value stress testing	100	167–168
Nontrading interest rate-sensitive revenue-at-risk	101	168–169
Risk monitoring and control: Limits		169
Country Risk Management	102–104	170–173
Selected European exposure	102–103	172–173
Principal Risk Management	104	174
Operational Risk Management	105	175–176
Cybersecurity	105	176
Legal, Fiduciary and Reputation Risk Management	105	177

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
Management considers the Firm’s liquidity position to be strong as of September 30, 2013, and believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.
LCR and NSFR
In December 2010, the Basel Committee introduced two new measures of liquidity risk: Liquidity Coverage Ratio (“LCR”), which is intended to measure the amount of “high-quality liquid assets” (“HQLA”) held by the Firm in relation to the estimated net cash outflows within a 30-day period during an acute stress event; and the net stable funding ratio (“NSFR”) which is intended to measure the “available” amount of stable funding relative to the “required” amount of stable funding over a one-year horizon. The standards require that the LCR be no lower than 100% and the NSFR be greater than 100%. For further discussion, see HQLA discussion on page 71 of this Form 10-Q.
In January 2013, the Basel Committee introduced certain amendments to the formulation of the LCR, and a revised timetable to phase-in the standard. The LCR will continue to become effective on January 1, 2015, but the minimum requirement will begin at 60%, increasing in equal annual increments to reach 100% on January 1, 2019. At September 30, 2013, the Firm was compliant with the proposed Basel III LCR, based on its current understanding of the proposed rules. The LCR may fluctuate from period-to-period due to normal flows from client activity.
On October 24, 2013, the U.S. banking regulators released a proposal to implement a quantitative liquidity requirement consistent with, but more conservative than, Basel III LCR for large banks. It also provides for an accelerated transition period compared to what is currently required under the Basel III LCR rules. The Firm is currently assessing the impact of this new proposal to its current estimate of LCR.

Funding
Sources of funds
The Firm funds its global balance sheet through diverse sources of funding including a stable deposit franchise as well as secured and unsecured funding in the capital markets. The Firm’s loan portfolio, aggregating approximately $711.1 billion, net of allowance, at September 30, 2013 is funded with a portion of the Firm’s deposits (aggregating approximately $1,281.1 billion at September 30, 2013), and through securitizations and, with respect to a portion of the Firm’s real estate-related loans, with secured borrowings from the Federal Home Loan Banks. Deposits in excess of the amount utilized to fund loans are primarily invested in the Firm’s investment securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics. Capital markets secured financing assets and trading assets are primarily funded by the Firm’s capital market secured financing liabilities, trading liabilities and a portion of the Firm’s long-term debt and equity.
In addition to funding capital markets assets, components of the Firm’s debt and equity are used to fund certain loans, and other financial and non-financial assets, or may be invested in the Firm’s investment securities portfolio. See the discussion below for additional disclosures relating to Deposits, Short-term funding, and Long-term funding and issuance.
Deposits
A key strength of the Firm is its diversified deposit franchise, through each of its lines of business, which provides a stable source of funding and limits reliance on the wholesale funding markets. As of September 30, 2013, the Firm’s loans-to-deposits ratio was 57%, compared with 61% at December 31, 2012.
As of September 30, 2013, total deposits for the Firm were $1,281.1 billion, compared with $1,193.6 billion at December 31, 2012 (57% and 55% of total liabilities at September 30, 2013, and December 31, 2012, respectively). The increase was due to growth in both wholesale and consumer deposits, for further information, see Balance Sheet Analysis on pages 54–55 of this Form 10-Q.

The Firm typically experiences higher customer deposit inflows at period-ends. Therefore, the Firm believes average deposit balances are more representative of deposit trends. The table below summarizes, by line of business, the deposit balance as of September 30, 2013, and December 31, 2012, respectively, as well as average deposits for the three and nine months ended September 30, 2013 and 2012, respectively.

Deposits			Three months ended Sept. 30,		Nine months ended Sept. 30,
	September 30,	December 31,	Average		Average
(in millions)	2013	2012	2013	2012	2013	2012
Consumer & Community Banking	$458,867	$438,517	$456,940	$416,686	$450,677	$409,889
Corporate & Investment Bank	461,996	385,560	387,757	350,742	371,588	349,327
Commercial Banking	192,028	198,383	183,257	177,516	182,437	180,417
Asset Management	139,553	144,579	138,742	127,487	138,251	127,702
Corporate/Private Equity	28,658	26,554	29,991	25,617	28,608	29,262
Total Firm	$1,281,102	$1,193,593	$1,196,687	$1,098,048	$1,171,561	$1,096,597
A significant portion of the Firm’s deposits are consumer deposits (36% and 37% at September 30, 2013, and December 31, 2012, respectively), which are considered particularly stable as they are less sensitive to interest rate changes or market volatility. Additionally, the majority of the Firm’s institutional deposits are also considered to be stable sources of funding since they are generated from customers that maintain operating service relationships with the Firm. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 19–52 and 54–55, respectively, of this Form 10-Q.
The following table summarizes short-term and long-term funding, excluding deposits, as of September 30, 2013, and December 31, 2012, and average balances for the three and nine months ended September 30, 2013 and 2012, respectively. For additional information, see the Balance Sheet Analysis on pages 54–55 and Note 12 on pages 153–154 of this Form 10-Q.

	September 30, 2013	December 31, 2012	Three months ended September 30,		Nine months ended September 30,
Sources of funds (excluding deposits)			Average		Average
(in millions)			2013	2012	2013	2012
Commercial paper:
Wholesale funding	$16,153	$15,589	$17,917	$18,187	$18,254	$13,209
Client cash management	37,588	39,778	35,370	34,336	35,334	36,692
Total commercial paper	$53,741	$55,367	$53,287	$52,523	$53,588	$49,901

Other borrowed funds	$30,436	$26,636	$30,815	$21,436	$30,672	$24,361

Securities loaned or sold under agreements to repurchase:
Securities sold under agreements to repurchase	$190,386	$212,278	$200,989	$220,972	$217,143	$217,627
Securities loaned	20,610	23,125	25,023	21,638	26,725	18,793
Total securities loaned or sold under agreements to repurchase(a)(b)(c)	$210,996	$235,403	$226,012	$242,610	$243,868	$236,420

Total senior notes	$135,003	$130,297	$137,643	$133,410	$137,973	$143,627
Trust preferred securities	5,462	10,399	5,463	11,618	7,757	17,629
Subordinated debt	29,264	29,731	28,531	28,803	27,487	29,466
Structured notes	29,427	30,194	29,251	30,218	30,034	31,719
Total long-term unsecured funding	$199,156	$200,621	$200,888	$204,049	$203,251	$222,441

Credit card securitization	$26,423	$30,123	$27,753	$27,827	$28,176	$29,515
Other securitizations(d)	3,350	3,680	3,445	3,919	3,557	4,039
FHLB advances	57,783	42,045	58,616	21,097	54,520	16,451
Other long-term secured funding(e)	6,433	6,358	5,892	6,577	5,776	6,878
Total long-term secured funding	$93,989	$82,206	$95,706	$59,420	$92,029	$56,883

Preferred stock(f)(g)	$11,158	$9,058	$11,953	$8,278	$10,894	$7,961
Common stockholders’ equity(f)	$195,512	$195,011	$197,232	$186,590	$196,425	$181,791

(a)	Excludes federal funds purchased.

(b)
Excluded long-term structured repurchase agreements of $5.6 billion and $3.3 billion as of September 30, 2013, and December 31, 2012, respectively, and average balance of $4.8 billion and $7.6 billion for the three months ended September 30, 2013 and 2012, and $3.8 billion and $7.0 billion for the nine months ended September 30, 2013 and 2012, respectively.

(c)
Excluded long-term securities loaned of $472 million and $457 million as of September 30, 2013, and December 31, 2012, respectively, and average balance of $464 million for the three months ended September 30, 2013, and $458 million for the nine months ended September 30, 2013, respectively. There were no average balances of long-term securities loaned for the three and nine months ended September 30, 2012.

(d)
Other securitizations includes securitizations of residential mortgages, auto loans and student loans. The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table.

(e)	Includes long-term structured notes which are secured.

(f)
For additional information on preferred stock and common stockholders’ equity see Capital Management on pages 61–66 and Consolidated Statements of Changes in Stockholders’ Equity on page 113 of this Form 10-Q; Note 22 on page 300 and Note 23 on pages 300–301 of JPMorgan Chase’s 2012 Annual Report.

(g)	On September 1, 2013, the Firm redeemed all $1.8 billion of its outstanding 8.625% noncumulative preferred stock, Series J.
Short-term funding
A significant portion of the total commercial paper liabilities, approximately 70% as of September 30, 2013, as shown in the table above, were originated from deposits that customers choose to sweep into commercial paper liabilities as a cash management program offered by CIB and are not sourced from wholesale funding markets.
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. Securities loaned or sold under agreements to repurchase are secured predominantly by high-quality securities collateral, including government-issued debt, agency debt and agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under purchase agreements. The amounts of securities loaned or sold under agreements to repurchase at September 30, 2013, decreased predominantly due to a change in the mix of the Firm’s funding sources. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment and market-making portfolios); and other market and portfolio factors.

Long-term funding and issuance
Long-term funding provides additional sources of stable funding and liquidity for the Firm. The majority of the Firm’s long-term unsecured funding is issued by the parent holding company to provide maximum flexibility in support of both bank and nonbank subsidiary funding.
The following table summarizes long-term unsecured issuance and maturities or redemptions, for the three and nine months ended September 30, 2013 and 2012, respectively. For additional information, see Note 21 on pages 297–299 of JPMorgan Chase’s 2012 Annual Report.

Long-term unsecured funding	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Issuance
Senior notes issued in the U.S. market	$1,002	$5,983	$19,834	$12,217
Senior notes issued in non-U.S. markets	13	3,278	6,787	5,328
Total senior notes	1,015	9,261	26,621	17,545
Subordinated debt	745	—	2,734	—
Structured notes	3,782	2,576	13,446	10,998
Total long-term unsecured funding – issuance	$5,542	$11,837	$42,801	$28,543

Maturities/redemptions
Total senior notes	$4,559	$5,923	$18,072	$27,702
Trust preferred securities	—	9,030	5,052	9,482
Subordinated debt	—	—	2,417	1,000
Structured notes	3,673	4,142	13,151	14,166
Total long-term unsecured funding – maturities/redemptions	$8,232	$19,095	$38,692	$52,350
On May 8, 2013, the Firm redeemed approximately $5.0 billion, or 100% of the liquidation amount, of trust preferred securities pursuant to the optional redemption provisions set forth in the documents governing those trust preferred securities.
During October 2013, the Firm issued $2.0 billion of senior notes in non-U.S. markets and $500 million of subordinated debt in the U.S. market.

The Firm raises secured long-term funding through securitization of consumer credit card loans, residential mortgages, auto loans and student loans as well as through advances from the FHLBs, all of which increase funding and investor diversity.

The following table summarizes the securitization issuance, FHLB advances, and other long-term secured funding and their respective maturities or redemption for the three and nine months ended September 30, 2013 and 2012, respectively.

	Three months ended September 30,				Nine months ended September 30,
Long-term secured funding	Issuance		Maturities/Redemption		Issuance		Maturities/Redemption
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Credit card securitization	$1,675	$3,350	$3,857	$1,729	$6,435	$7,200	$10,122	$10,332
Other securitizations(a)	—	—	110	139	—	—	330	370
FHLB advances	—	9,100	3,103	1,005	19,550	15,200	3,809	5,517
Other long-term secured funding	292	40	17	487	487	412	133	1,760
Total long-term secured funding	$1,967	$12,490	$7,087	$3,360	$26,472	$22,812	$14,394	$17,979

(a)	Other securitizations includes securitizations of residential mortgages, auto loans and student loans.
In addition, during October 2013, the Firm securitized $1.3 billion of consumer credit card loans.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. For further description of the client-driven loan securitizations, see Note 15 on pages 179–186 of this Form 10-Q.
Parent holding company and subsidiary funding
The parent holding company acts as an important source of funding to its subsidiaries. The Firm’s liquidity management is intended to ensure that liquidity at the parent holding company is maintained at levels sufficient to fund the operations of the parent holding company and its subsidiaries for an extended period of time in a stress environment where access to normal funding sources is disrupted.
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
HQLA
HQLA is the estimated amount of assets the Firm believes will qualify for inclusion in the Basel III LCR based on the Firm’s current understanding of the rules. HQLA primarily consists of cash and certain unencumbered high quality, liquid assets as defined in the rule.
As of September 30, 2013, HQLA was estimated to be approximately $538 billion, compared with $341 billion as of December 31, 2012. The increase in HQLA was due to higher cash balances driven by increased deposits, trading liabilities and long-term debt issuance as well as a reduction in trading assets and securities purchased under resale agreements. HQLA may fluctuate from period-to-period due to normal flows from client activity.

The following table presents the estimated HQLA broken out by HQLA-eligible cash and HQLA-eligible securities as of September 30, 2013.

(in billions)	September 30, 2013
HQLA
Eligible cash	$344
Eligible securities	194
Total HQLA	$538
Additional available liquidity resources
In addition to HQLA, as of September 30, 2013, the Firm has approximately $272 billion unencumbered marketable securities, such as equity securities and fixed income debt securities available to raise liquidity, if required. Furthermore, the Firm maintains borrowing capacity at various FHLBs, the Federal Reserve Bank discount window and various other central banks as a result of collateral pledged by the Firm to such banks. Although available, the Firm does not view the borrowing capacity at the Federal Reserve Bank discount window and the various other central banks as a primary source of liquidity. As of September 30, 2013, the Firm’s borrowing capacity at various FHLBs and the Federal Reserve Bank discount window was approximately $101 billion, excluding the benefit from securities pledged.
Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 56, and Credit risk, liquidity risk and credit-related contingent features in Note 5 on pages 133–144, of this Form 10-Q.

The credit ratings of the parent holding company and certain of the Firm’s significant operating subsidiaries as of September 30, 2013, were as follows.

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A. Chase Bank USA, N.A.			J.P. Morgan Securities LLC
September 30, 2013	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investor Services	A2	P-1	Review for Downgrade	Aa3	P-1	Stable	A1	P-1	Review for Upgrade
Standard & Poor’s	A	A-1	Negative	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	A+	F1	Stable	A+	F1	Stable	A+	F1	Stable
On August 22, 2013, Moody’s placed the senior and subordinated debt ratings of the holding companies for the six largest U.S. banks, including the Firm, on review as it considers reducing its government support assumptions to reflect the impact of U.S. bank resolution policies. At the same time, and also in response to the possible reduction of government support assumptions, the ratings on the subordinated debt of JPMorgan Chase Bank, N.A. were placed on review for downgrade.
On June 11, 2013, S&P announced a reassessment of its government support assumptions reflected in the holding company ratings of eight systemically important financial institutions (“SIFIs”), including the Firm. As a result of this reassessment, the outlook for the parent company was revised to negative from stable; the outlook for the Firm’s operating subsidiaries remained unchanged at stable.
Downgrades of the Firm’s long-term ratings by one notch or two notches could result in a downgrade of the Firm’s short-term ratings. If this were to occur, the Firm believes its cost of funds could increase and access to certain funding markets could be reduced. The nature and magnitude of the impact of further ratings downgrades depends on numerous contractual and behavioral factors (which the Firm believes are incorporated in the its liquidity risk and stress testing metrics). The Firm believes it maintains sufficient liquidity to withstand a potential decrease in funding capacity due to further ratings downgrades.
JPMorgan Chase’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings, or stock price.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures. Rating agencies continue to evaluate various ratings factors, such as regulatory and legal developments, rating uplift assumptions surrounding government support, risk management practices, economic uncertainty and sovereign creditworthiness, and their potential impact on ratings of financial institutions. Although the Firm closely monitors and endeavors to manage factors influencing its credit ratings, there is no assurance that its credit ratings will not be changed in the future.
Cash flows
As of September 30, 2013 and 2012, cash and due from banks was $30.7 billion and $53.3 billion, respectively. These balances decreased by $23.1 billion and $6.3 billion from December 31, 2012 and 2011, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows during the nine months ended September 30, 2013 and 2012.
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
For the nine months ended September 30, 2013, net cash provided by operating activities was $115.1 billion. This resulted from a decrease in trading assets - debt and equity instruments driven by client-driven market-making activity in CIB; a decline in trading assets – derivative receivables predominantly due to reductions in interest rate and commodity derivatives, partially offset by an increase in equity derivatives; and an increase in accounts payable and other liabilities predominantly due to higher CIB brokerage payables. Cash proceeds received from sales and paydowns of loans originated and purchased with an initial intent to sell was slightly higher than the cash used to acquire such loans, and also reflected significantly higher levels of activities over the prior-year period. Additionally, trading liabilities – debt and equity instruments increased due to activity in CIB which was partly offset by a decrease in trading liabilities – derivatives primarily due to reductions in interest rate and commodity derivatives, partially offset by an increase in equities derivatives.
For the nine months ended September 30, 2012, net cash provided by operating activities was $29.6 billion. Net cash generated from operating activities was higher than net income, partially as a result of adjustments for noncash items such as depreciation and amortization, provision for credit losses, and stock-based compensation. In addition, net cash provided by operating activities was driven by a decrease in securities borrowed due to a shift in the deployment of excess cash by Treasury. Cash proceeds received from sales and paydowns of loans originated and purchased with an initial intent to sell was slightly higher than the cash used to acquire such loans, and also reflected a lower level of activity over the prior-year period.
Cash flows from investing activities
The Firm’s investing activities predominantly include loans originated to be held for investment, the investment securities portfolio and other short-term interest-earning assets. For the nine months ended September 30, 2013, net cash of $189.1 billion was used in investing activities. This resulted from an increase in deposits with banks reflecting the placement of the Firm’s excess funds with various central banks, primarily Federal Reserve banks; and higher levels of wholesale loans. Partially offsetting this cash outflow was a net decline in securities purchased under resale agreements due primarily to a shift in the deployment of the Firm’s excess cash by Treasury; a decrease in consumer loan balances as a result of lower credit card loans due to seasonality and higher repayment rates, and lower consumer excluding credit card loans, predominantly due to mortgage-related paydowns and portfolio run-off; and proceeds from maturities and sales of AFS investment securities were higher than the cash used to acquire new AFS and HTM investment securities.
For the nine months ended September 30, 2012, net cash of $69.7 billion was used in investing activities. This resulted from an increase in securities purchased under resale agreements predominantly due to the deployment of excess cash by Treasury; an increase in deposits with banks reflecting the placement of the Firm’s excess funds with various central banks, including Federal Reserve Banks; and an increase in wholesale loans driven by increased client activity across most regions and businesses. Partially offsetting these cash outflows were proceeds from maturities and sales of AFS investment securities which were higher than the cash used to acquire securities; and a decline in the level of consumer, excluding credit card loans due to paydowns, portfolio run-off, and a decrease in credit card loans due to seasonality and higher repayment rates.

Cash flows from financing activities
The Firm’s financing activities predominantly include taking customer deposits, and issuing long-term debt as well as preferred and common stock. For the nine months ended September 30, 2013, net cash provided by financing activities was $51.0 billion. This increase was driven by growth in both wholesale and consumer deposits; net issuances of long-term borrowings, which also reflected the redemption of trust preferred securities in the second quarter of 2013; and proceeds from the net issuance preferred stock. The increase in wholesale client deposit balances was due to higher short-term deposits as well as growth in client operating balances. Consumer deposit balances increased from the effect of continued strong growth in business volumes and lower customer attrition. Partially offsetting these cash inflows was a decrease in securities loaned or sold under repurchase agreements, predominantly due to a change in the mix of the Firm’s funding sources; repurchases of common stock; and payments of dividends on common and preferred stock.
For the nine months ended September 30, 2012, net cash provided by financing activities was $33.6 billion. This was driven by an increase in securities loaned or sold under repurchase agreements, predominantly because of higher secured financing of the Firm’s assets and a change in the mix of the Firm’s liabilities; an increase in deposits predominantly due to growth in retail deposits; an increase in commercial paper due to higher commercial paper liabilities sourced from wholesale funding markets to meet short-term funding needs, partially offset by a decline in the volume of liability balances in sweep accounts related to CIB’s cash management product; and proceeds from the issuance of preferred stock. Partially offsetting these cash inflows were net redemptions and maturities of long-term borrowings, largely related to the redemption of trust preferred securities; and payments of cash dividends on common and preferred stock and repurchases of common stock and warrants.

CREDIT RISK MANAGEMENT
Credit risk is the risk of loss from obligor or counterparty default. The Firm provides credit to a variety of customers, ranging from large corporate and institutional clients to individual consumers and small businesses.
The following tables present JPMorgan Chase’s credit-related information with respect to its credit portfolio. Total credit exposure was $1.9 trillion at September 30, 2013, a decrease of $338 million from December 31, 2012, reflecting a decrease in the consumer portfolio of $10.4 billion offset by an increase in the wholesale portfolio of $10.1 billion. For further information on the changes in the credit portfolio, see Consumer Credit Portfolio on pages 75–85, and Wholesale Credit Portfolio on pages 86–93, of this Form 10-Q.
In the following tables, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale (which are carried at the lower of cost or fair value, with valuation changes recorded in noninterest revenue); and certain loans accounted for at fair value. In addition, the Firm records certain loans accounted for at fair value in trading assets. For further information regarding these loans see Note 3 on pages 116–130 of this Form 10-Q. For additional information on the Firm’s loans and derivative receivables, including the Firm’s accounting policies, see Note 13 and Note 5 on pages 155–177 and 133–144, respectively, of this Form 10-Q.
For further information regarding the credit risk inherent in the Firm’s investment securities portfolio, see Note 11 on pages 149–152 of this Form 10-Q and Note 12 on pages 244–248 of JPMorgan Chase’s 2012 Annual Report.

Total credit portfolio
	Credit exposure		Nonperforming(b)(c)(d)
(in millions)	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012
Loans retained	$722,471	$726,835	$9,027	$10,609
Loans held-for-sale	4,123	4,406	18	18
Loans at fair value	2,085	2,555	51	93
Total loans – reported	728,679	733,796	9,096	10,720
Derivative receivables	66,788	74,983	431	239
Receivables from customers and other	24,618	23,761	—	—
Total credit-related assets	820,085	832,540	9,527	10,959
Assets acquired in loan satisfactions
Real estate owned	NA	NA	665	738
Other	NA	NA	39	37
Total assets acquired in loan satisfactions	NA	NA	704	775
Total assets	820,085	832,540	10,231	11,734
Lending-related commitments	1,040,105	1,027,988	244	355
Total credit portfolio	$1,860,190	$1,860,528	$10,475	$12,089
Credit portfolio management derivatives notional, net(a)	$(25,940)	$(27,447)	$(5)	$(25)
Liquid securities and other cash collateral held against derivatives	(12,479)	(15,201)	NA	NA

(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net charge-offs(e)	$1,346	$2,770	$4,474	$7,435
Average retained loans
Loans – reported	717,582	719,071	718,976	716,398
Loans – reported, excluding residential real estate PCI loans	661,941	657,293	661,570	653,103
Net charge-off rates(e)
Loans – reported	0.74%	1.53%	0.83%	1.39%
Loans – reported, excluding PCI	0.81	1.68	0.90	1.52

(a)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Excludes the synthetic credit portfolio. For additional information, see Credit derivatives on pages 92–93 and Note 5 on pages 133–144 of this Form 10-Q.

(b)
Nonperforming includes nonaccrual loans, nonperforming derivatives, commitments that are risk rated as nonaccrual, real estate owned and other commercial and personal property owned. Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(c)
At September 30, 2013, and December 31, 2012, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $8.9 billion and $10.6 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $1.9 billion and $1.6 billion, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $456 million and $525 million, respectively, that are 90 or more days past due. These amounts were excluded from nonaccrual loans as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

(d)	At September 30, 2013, and December 31, 2012, total nonaccrual loans represented 1.25% and 1.46%, respectively, of total loans.

(e)
Net charge-offs and net charge-off rates for the three and nine months ended September 30, 2012 included $880 million of incremental charge-offs of Chapter 7 loans. See Consumer Credit Portfolio on pages 138–149 of JPMorgan Chase’s 2012 Annual Report for further details.

For further discussion of the Firm’s Credit Risk Management framework, see pages 134–135 of JPMorgan Chase’s 2012 Annual Report.
For a discussion of the Firm’s credit risk organization, and the identification, monitoring and management of credit risks, see Credit Risk Management on pages 134–135 of JPMorgan Chase’s 2012 Annual Report.

CONSUMER CREDIT PORTFOLIO
JPMorgan Chase’s consumer portfolio consists primarily of residential real estate loans, credit card loans, auto loans, business banking loans, and student loans. The Firm’s focus is on serving the prime segment of the consumer credit market. For further information on consumer loans, see Note 13 on pages 155–177 of this Form 10-Q.
A substantial portion of the consumer loans acquired in the Washington Mutual transaction were identified as PCI based on an analysis of high-risk characteristics, including product type, loan-to-value (“LTV”) ratios, FICO risk scores and delinquency status. These PCI loans are accounted for on a pool basis, and the pools are considered to be performing. For further information on PCI loans see Note 13 on pages 155–177 of this Form 10-Q.

The credit performance of the consumer portfolio continues to improve as the economy slowly expands and home prices improve. Loss rates are improving steadily, particularly in the residential real estate portfolio due to home price improvement. Early-stage residential real estate delinquencies (30–89 days delinquent), excluding government guaranteed loans, declined during the first half of the year, but increased during the third quarter primarily due to seasonal impacts. Late-stage delinquencies (150+ days delinquent) continued to decline but remain elevated. The elevated level of the late-stage delinquent loans is due, in part, to loss mitigation activities currently being undertaken and to elongated foreclosure processing timelines. Losses related to these loans continue to be recognized in accordance with the Firm’s standard charge-off practices, but some delinquent loans that would otherwise have been foreclosed upon remain in the mortgage and home equity loan portfolios.

The following table presents consumer credit-related information with respect to the credit portfolio held by CCB as well as for prime mortgage loans held in the Asset Management and the Corporate/Private Equity segments for the dates indicated. For further information about the Firm’s nonaccrual and charge-off accounting policies, see Note 13 on pages 155–177 of this Form 10-Q.

Consumer credit portfolio					Three months ended September 30,				Nine months ended September 30,
(in millions, except ratios)	Credit exposure		Nonaccrual loans(g)(h)		Net charge-offs/(recoveries)(i)		Average annual net charge-off/(recovery) rate(i)(j)		Net charge-offs(i)		Average annual net charge-off rate(i)(j)
	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	2013	2012	2013	2012	2013	2012	2013	2012
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Home equity – senior lien	$17,621	$19,385	$926	$931	$29	$135	0.64%	2.61%	$104	$246	0.74%	1.55%
Home equity – junior lien	42,204	48,000	1,922	2,277	189	985	1.74	7.67	683	1,882	2.04	4.76
Prime mortgage, including option ARMs	85,067	76,256	3,124	3,445	(7)	148	(0.03)	0.78	65	400	0.11	0.70
Subprime mortgage	7,376	8,255	1,485	1,807	(4)	152	(0.21)	6.89	96	394	1.64	5.77
Auto(a)	50,810	49,913	125	163	44	90	0.35	0.74	107	144	0.28	0.40
Business banking	18,710	18,883	413	481	100	107	2.13	2.33	235	301	1.68	2.24
Student and other	11,664	12,191	81	70	77	71	2.60	2.22	202	241	2.27	2.39
Total loans, excluding PCI loans and loans held-for-sale	233,452	232,883	8,076	9,174	428	1,688	0.73	2.85	1,492	3,608	0.86	2.02
Loans – PCI(b)
Home equity	19,411	20,971	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Prime mortgage	12,487	13,674	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Subprime mortgage	4,297	4,626	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Option ARMs	18,564	20,466	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – PCI	54,759	59,737	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – retained	288,211	292,620	8,076	9,174	428	1,688	0.59	2.26	1,492	3,608	0.69	1.59
Loans held-for-sale(c)	139	—	—	—	—	—	—	—	—	—	—	—
Total consumer, excluding credit card loans	288,350	292,620	8,076	9,174	428	1,688	0.59	2.26	1,492	3,608	0.69	1.59
Lending-related commitments
Home equity – senior lien(d)	13,698	15,180
Home equity – junior lien(d)	18,766	21,796
Prime mortgage	5,354	4,107
Subprime mortgage	—	—
Auto	8,973	7,185
Business banking	11,271	11,092
Student and other	725	796
Total lending-related commitments	58,787	60,156
Receivables from customers(e)	129	113
Total consumer exposure, excluding credit card	347,266	352,889
Credit card
Loans retained(f)	123,672	127,993	1	1	892	1,116	2.86	3.57	2,988	3,847	3.24	4.11
Loans held-for-sale	310	—	—	—	—	—	—	—	—	—	—	—
Total credit card loans	123,982	127,993	1	1	892	1,116	2.86	3.57	2,988	3,847	3.24	4.11
Lending-related commitments(d)	532,251	533,018
Total credit card exposure	656,233	661,011
Total consumer credit portfolio	$1,003,499	$1,013,900	$8,077	$9,175	$1,320	$2,804	1.27%	2.65%	$4,480	$7,455	1.45%	2.33%
Memo: Total consumer credit portfolio, excluding PCI	$948,740	$954,163	$8,077	$9,175	$1,320	$2,804	1.47%	3.10%	$4,480	$7,455	1.68%	2.74%

(a)	At September 30, 2013, and December 31, 2012, excluded operating lease-related assets of $5.4 billion and $4.7 billion, respectively.

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

(e)	Receivables from customers primarily represent margin loans to retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(f)	Includes accrued interest and fees net of an allowance for the uncollectible portion of accrued interest and fee income.

(g)
At September 30, 2013, and December 31, 2012, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $8.9 billion and $10.6 billion, respectively, that are 90 or more days past due; and (2) student loans insured by U.S. government agencies under the FFELP of $456 million and $525 million, respectively, that are 90 or more days past due. These amounts were excluded from nonaccrual loans as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

(h)	Excludes PCI loans. Because the Firm is recognizing interest income on each pool of PCI loans, they are all considered to be performing.

(i)
Charge-offs and net charge-off rates for the three months ended September 30, 2012, included incremental net charge-offs of Chapter 7 loans of $93 million for senior lien home equity, $625 million for junior lien home equity, $46 million for prime mortgage, including option ARMs, $61 million for subprime mortgage and $55 million for auto loans. Net charge-off rates for the for the three months ended September 30, 2012, excluding these incremental net charge-offs would have been 0.81%, 2.80%, 0.53%, 4.13% and 0.29% for the senior lien home equity, junior lien home equity, prime mortgage, including option ARMs, subprime mortgages and auto loans, respectively. See Consumer Credit Portfolio on pages 138–149 of JPMorgan Chase’s 2012 Annual Report for further details.

(j)
Average consumer loans held-for-sale were $239 million and $109 million for the three months ended September 30, 2013 and 2012, respectively, and $83 million and $570 million for the nine months ended September 30, 2013 and 2012, respectively. These amounts were excluded when calculating net charge-off rates.

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances declined during the nine months ended September 30, 2013, due to paydowns and the charge-off or liquidation of delinquent loans partially offset by new mortgage and auto originations. Credit performance has improved across most portfolios but residential real estate charge-offs and delinquent loans remain elevated compared with pre-recessionary levels.
The following discussion relates to the specific loan and lending-related categories. PCI loans are generally excluded from individual loan product discussions and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, see Note 13 on pages 155–177 of this Form
10-Q.
Home equity: The home equity portfolio at September 30, 2013, was $59.8 billion, compared with $67.4 billion at December 31, 2012. The decrease in this portfolio primarily reflected loan paydowns and charge-offs. Early-stage delinquencies showed improvement from December 31, 2012. Late stage-delinquencies also improved from December 31, 2012, but continue to be elevated as improvement in the number of loans becoming severely delinquent was offset by higher average carrying values on these loans, reflecting improving collateral values. Both senior and junior lien nonaccrual loans decreased from December 31, 2012. Net charge-offs for both senior and junior lien home equity loans declined when compared with the same period of the prior year as a result of improvement in delinquencies and home prices as well as the impact of prior year incremental charge-offs reported in accordance with regulatory guidance on certain loans discharged under Chapter 7 bankruptcy.
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
The unpaid principal balance of non-PCI HELOCs outstanding was $52 billion, of which $31 billion are scheduled to recast based on the contractual terms of the loans, with $7 billion, $8 billion and $7 billion scheduled to recast in 2015, 2016 and 2017 respectively and $9 billion scheduled to recast in earlier and later years, at which time the borrower must begin to make fully amortizing payments. However, of the $31 billion scheduled to recast, $14 billion are currently expected to recast, with the remaining $17 billion representing loans to borrowers who appear to have the ability to refinance (based on the borrower’s LTV ratio and FICO score) and loans that are expected to prepay or charge-off. The Firm has considered this payment recast risk in its allowance for loan losses based upon the estimated amount of payment shock (i.e., the excess of the fully-amortizing payment over the interest-only payment in effect prior to recast) expected to occur at the payment recast date, along with the corresponding estimated probability of default and loss severity assumptions. Certain factors, such as future developments in both unemployment and home prices, could have a significant impact on the expected and/or actual performance of these loans.
The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile or when the collateral does not support the loan amount. The Firm will continue to evaluate both the near-term and longer-term repricing and recast risks inherent in its HELOC portfolio to ensure that changes in the Firm’s estimate of incurred losses are appropriately considered in the allowance for credit losses and that the Firm’s account management practices are appropriate given the portfolio’s risk profile.
At September 30, 2013, the Firm estimated that its home equity portfolio contained approximately $2.4 billion of current junior lien loans where the borrower has a first mortgage loan that is either delinquent or has been modified (“high-risk seconds”), compared with $3.1 billion at December 31, 2012. Such loans are considered to pose a higher risk of default than that of junior lien loans for which the senior lien is neither delinquent nor modified. The Firm estimates the balance of its total exposure to high-risk seconds on a quarterly basis using internal data, loan level credit bureau data, which typically provides the delinquency status of the senior lien, as well as information from a database maintained by one of the bank regulatory agencies. The estimated balance of these high-risk seconds may vary from quarter-to-quarter for reasons such as the movement of related senior liens into and out of the 30+ days past due delinquency bucket.

Current high risk junior liens
(in billions)	September 30, 2013	December 31, 2012
Junior liens subordinate to:
Modified current senior lien	$0.9	$1.1
Senior lien 30 – 89 days delinquent	0.6	0.9
Senior lien 90 days or more delinquent(a)	0.9	1.1
Total current high risk junior liens	$2.4	$3.1

(a)
Junior liens subordinate to senior liens that are 90 days or more past due are classified as nonaccrual loans. At September 30, 2013, and December 31, 2012, excluded $78 million and $132 million, respectively, of junior liens that are performing but not current, which were also placed on nonaccrual in accordance with the regulatory guidance.

Of the estimated $2.4 billion of high-risk junior liens at September 30, 2013, the Firm owns approximately 5% and services approximately 25% of the related senior lien loans to the same borrowers. The performance of the Firm’s junior lien loans is generally consistent regardless of whether the Firm owns, services or does not own or service the senior lien. The increased probability of default associated with these higher-risk junior lien loans was considered in estimating the allowance for loan losses.
Mortgage: Mortgage loans at September 30, 2013, including prime, subprime and loans held-for-sale, were $92.6 billion, compared with $84.5 billion at December 31, 2012. The mortgage portfolio increased during the quarter as retained prime mortgage originations, which represent loans with high credit quality given the Firms tightened underwriting and loan qualification standards, were greater than paydowns and the charge-off or liquidation of delinquent loans. Net charge-offs decreased from the same period of the prior year, reflecting continued home price improvement and favorable delinquency trends. Delinquency levels remain elevated compared with pre-recessionary levels.
Prime mortgages, including option adjustable-rate mortgages (“ARMs”) and loans held-for-sale, were $85.2 billion at September 30, 2013, compared with $76.3 billion at December 31, 2012. Prime mortgage loans increased as retained originations exceeded paydowns, the run-off of option ARM loans and the charge-off or liquidation of delinquent loans. Excluding loans insured by U.S. government agencies, both early-stage and late-stage delinquencies showed improvement during the nine months ended September 30, 2013. Nonaccrual loans improved compared with the prior year but remain elevated as a result of elongated foreclosure processing timelines. Net charge-offs continued to improve, as a result of improvement in delinquencies and home prices.
At September 30, 2013 and December 31, 2012, the Firm’s prime mortgage portfolio included $15.4 billion and $16.0 billion, respectively, of interest-only loans, which represented 18% and 21% of the prime mortgage portfolio, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment to maturity and are typically originated as higher-balance loans to higher-income borrowers. The decrease in this portfolio was primarily due to voluntary prepayments, as borrowers are generally refinancing into lower rate products. To date, losses on this portfolio generally have been consistent with the broader prime mortgage portfolio and the Firm’s expectations. The Firm continues to monitor the risks associated with these loans.
Option ARM loans, which are included in the prime mortgage portfolio, were $5.8 billion and $6.5 billion and represented 7% and 9% of the prime mortgage portfolio at September 30, 2013, and December 31, 2012, respectively. The decrease in option ARM loans resulted from portfolio run-off. As of September 30, 2013, approximately 5% of option ARM borrowers were delinquent, 1% were making interest-only or negatively amortizing payments, and 94% were making amortizing payments (such payments are not necessarily fully amortizing). Approximately 84% of borrowers within the portfolio are subject to risk of payment shock due to future payment recast, as only a limited number of these loans have been modified. The cumulative amount of unpaid interest added to the unpaid principal balance due to negative amortization of option ARMs was not material at either September 30, 2013, or December 31, 2012. The Firm estimates the following balances of option ARM loans will undergo a payment recast that results in a payment increase: $139 million in 2013, $505 million in 2014 and $651 million in 2015. Default rates generally increase when payment recast results in a payment increase. However, as the Firm’s option ARM loans, other than those held in the PCI portfolio, are primarily loans with lower LTV ratios and higher borrower FICO scores, it is possible that many of these borrowers will be able to refinance into a lower rate product, which would reduce this payment recast risk. Accordingly, the Firm expects substantially lower losses on this portfolio when compared with the PCI option ARM portfolio. To date, losses realized on option ARM loans that have undergone payment recast have been immaterial and consistent with the Firm’s expectations. The option ARM portfolio was acquired by the Firm as part of the Washington Mutual transaction.
Subprime mortgages at September 30, 2013, were $7.4 billion, compared with $8.3 billion at December 31, 2012. The decrease in subprime mortgage loans resulted from portfolio run-off. Early-stage and late-stage delinquencies as well as nonaccrual loans have improved from December 31, 2012, but remain at elevated levels. Net charge-offs continued to improve, as a result of improvement in delinquencies and home prices.
Auto: Auto loans at September 30, 2013, were $50.8 billion, compared with $49.9 billion at December 31, 2012. Loan balances increased due to new originations, partially offset by paydowns and payoffs. Delinquent and nonaccrual loans improved compared with December 31, 2012. Net charge-offs decreased from the prior year due to prior year incremental charge-offs reported in accordance with regulatory guidance on certain loans discharged under Chapter 7 bankruptcy. Loss levels are considered low as a result of favorable trends in both loss frequency and loss severity, mainly due to enhanced underwriting standards and a strong used car market. The auto loan portfolio reflected a high concentration of prime-quality credits.
Business banking: Business banking loans at September 30, 2013, decreased to $18.7 billion from $18.9 billion at December 31, 2012 as paydowns and charge-offs exceeded new originations. Nonaccrual loans improved compared with December 31, 2012, and net charge-offs declined from the prior year due to favorable trends in the credit environment.
Student and other: Student and other loans at September 30, 2013, were $11.7 billion, compared with $12.2 billion at December 31, 2012. The decrease was primarily due to paydowns and charge-offs of student loans. Other loans primarily include other secured and unsecured consumer loans. Nonaccrual loans increased from December 31, 2012, and net charge-offs increased from the comparable prior year quarter.
Purchased credit-impaired loans: PCI loans at September 30, 2013, were $54.8 billion, compared with $59.7 billion at December 31, 2012. This portfolio represents loans acquired in the Washington Mutual transaction, which were recorded at fair value at the time of acquisition. PCI HELOCs originated by Washington Mutual were generally revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term. Substantially all undrawn HELOCs within the revolving period have been blocked.
The Firm’s review of the PCI portfolios’ expected cash flows resulted in a $750 million reduction of the PCI allowance for loan losses ($600 million related to option ARM loans and $150 million related to home equity loans) during the three months ended September 30, 2013. The allowance for loan losses decreased from $1.5 billion to $894 million for the option ARM portfolio and from $1.9 billion to $1.8 billion for the home equity portfolio as a result of the reduction in the allowance. The allowance for loan losses for the prime mortgage and subprime mortgage PCI portfolios remained at $1.9 billion and $380 million, respectively, at September 30, 2013.
As of September 30, 2013, approximately 21% of the option ARM PCI loans were delinquent. Approximately 52%

of the loans in the portfolio that are not delinquent have been modified into fixed-rate, fully amortizing loans, and 78% are making amortizing payments, although such payments are not necessarily fully amortizing. This latter group of loans are subject to the risk of payment shock due to future payment recast.
Default rates generally increase on option ARM loans when payment recast results in a payment increase. The expected increase in default rates is considered in the Firm’s quarterly estimates of expected cash flows for the PCI portfolio. The cumulative amount of unpaid interest added to the unpaid principal balance of the option ARM PCI pool was $767 million and $879 million at September 30, 2013, and December 31, 2012, respectively. The Firm estimates the following balances of option ARM PCI loans will undergo a payment recast that results in a payment increase: $38 million for the remainder of 2013, $399 million in 2014, and $810 million in 2015.
The following table provides a summary of lifetime principal loss estimates included in either the nonaccretable difference or the allowance for loan losses. Lifetime principal loss estimates for the option ARM and home equity pools declined from December 31, 2012, to September 30, 2013, which resulted in a reduction of the PCI allowance for loan losses referred to above of $600 million and $150 million for the option ARM and home equity pools, respectively. Lifetime principal loss estimates for the prime mortgage and subprime mortgage pools were relatively unchanged from December 31, 2012, to September 30, 2013. Principal charge-offs will not be recorded on these pools until the nonaccretable difference has been fully depleted.

Summary of lifetime principal loss estimates
	Lifetime loss estimates(a)		LTD liquidation losses(b)
(in billions)	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012
Home equity	$14.6	$14.9	$12.0	$11.5
Prime mortgage	4.0	4.2	3.2	2.9
Subprime mortgage	3.5	3.6	2.5	2.2
Option ARMs	10.7	11.3	8.6	8.0
Total	$32.8	$34.0	$26.3	$24.6

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses only plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses only was $4.2 billion and $5.8 billion at September 30, 2013, and December 31, 2012, respectively.

(b)	Life-to-date (“LTD”) liquidation losses represent both realization of loss upon loan resolution and any principal forgiven upon modification.
Geographic composition of residential real estate loans
California had the greatest concentration of residential real estate loans with 25% of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans at September 30, 2013, compared with 24% at December 31, 2012. Of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans, $85.5 billion, or 62%, were concentrated in California, New York, Illinois, Florida and Texas at September 30, 2013, compared with $82.4 billion, or 60%, at December 31, 2012. The unpaid principal balance of PCI loans concentrated in these five states represented 74% of total PCI loans at September 30, 2013, compared with 73% at December 31, 2012.
Current estimated LTVs of residential real estate loans
The current estimated average LTV ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 74% at September 30, 2013, compared with 81% at December 31, 2012. Excluding mortgage loans insured by U.S. government agencies and PCI loans, 11% of the retained portfolio had a current estimated LTV ratio greater than 100%, and 3% of the retained portfolio had a current estimated LTV ratio greater than 125% at September 30, 2013, compared with 20% and 8%, respectively, at December 31, 2012. Although home prices have begun to recover, the decline in home prices from 2007 has had a significant impact on the collateral values underlying the Firm’s residential real estate loan portfolio. In general, the delinquency rate for loans with high LTV ratios is greater than the delinquency rate for loans in which the borrower has equity in the collateral. While a large portion of the loans with current estimated LTV ratios greater than 100% continue to pay and are current, the continued willingness and ability of these borrowers to pay remains a risk.

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

LTV ratios and ratios of carrying values to current estimated collateral values – PCI loans
	September 30, 2013					December 31, 2012
(in millions, except ratios)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)
Home equity	$20,412	94%	(b)	$17,653	82%	$22,343	111%	(b)	$19,063	95%
Prime mortgage	12,380	88		10,558	75	13,884	104		11,745	88
Subprime mortgage	5,693	95		3,917	65	6,326	107		4,246	72
Option ARMs	20,086	86		17,670	76	22,591	101		18,972	85

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

(c)
Net carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition and is also net of the allowance for loan losses at September 30, 2013 and December 31, 2012, of $1.8 billion and $1.9 billion for home equity, respectively, $894 million and $1.5 billion for option ARMs, respectively, and $1.9 billion for prime mortgage and $380 million for subprime mortgage for both periods.

The current estimated average LTV ratios were 90% and 107% for California and Florida PCI loans, respectively, at September 30, 2013, compared with 110% and 125%, respectively, at December 31, 2012. Average LTV ratios have declined consistent with recent improvement in home prices. Although prices have improved, home prices in California and Florida are still lower than at the peak of the housing market, which continues to negatively contribute to current estimated average LTV ratios and the ratio of net carrying value to current estimated collateral value for loans in the PCI portfolio. Of the total PCI portfolio, 32% had a current estimated LTV ratio greater than 100%, and 10% had a current LTV ratio of greater than 125% at September 30, 2013, compared with 55% and 24%, respectively, at December 31, 2012.
While the current estimated collateral value is greater than the net carrying value of PCI loans, the ultimate performance of this portfolio is highly dependent on borrowers’ behavior and ongoing ability and willingness to continue to make payments on homes with negative equity, as well as on the cost of alternative housing. For further information on the geographic composition and current estimated LTVs of residential real estate – non-PCI and PCI loans, see Note 13 on pages 155–177 of this Form 10-Q.
Loan modification activities – residential real estate loans
For both the Firm’s on–balance sheet loans and loans serviced for others, nearly 1.5 million mortgage modifications have been offered to borrowers and approximately 711,000 have been approved since the beginning of 2009. Of these, approximately 700,000 have achieved permanent modification as of September 30, 2013. Of the remaining modifications offered, 10% are in a trial period or still being reviewed for a modification, while 90% have dropped out of the modification program or otherwise were deemed not eligible for final modification.

The Firm is participating in the U.S. Treasury’s Making Home Affordable (“MHA”) programs and is continuing to offer its other loss-mitigation programs to financially distressed borrowers who do not qualify for the U.S. Treasury’s programs. The MHA programs include the Home Affordable Modification Program (“HAMP”) and the Second Lien Modification Program (“2MP”). The Firm’s other loss-mitigation programs for troubled borrowers who do not qualify for HAMP include the traditional modification programs offered by the GSEs and other governmental agencies, as well as the Firm’s proprietary modification programs, which include concessions similar to those offered under HAMP and 2MP but with expanded eligibility criteria. In addition, the Firm has offered specific targeted modification programs to higher risk borrowers, many of whom were current on their mortgages prior to modification. For further information about how loans are modified, see Note 13, Loan modifications, on pages 162–166 of this Form 10-Q.
Loan modifications under HAMP and under one of the Firm’s proprietary modification programs, which is largely modeled after HAMP, require at least three payments to be made under the new terms during a trial modification period, and must be successfully re-underwritten with income verification before the loan can be permanently modified. In the case of specific targeted modification programs, re-underwriting the loan or a trial modification period is generally not required, unless the targeted loan is delinquent at the time of modification. When the Firm modifies home equity lines of credit, future lending commitments related to the modified loans are canceled as part of the terms of the modification.
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
The performance of modified loans generally differs by product type and also on whether the underlying loan is in the PCI portfolio, due both to differences in credit quality and in the types of modifications provided. Performance metrics for modifications to the residential real estate portfolio, excluding PCI loans, that have been seasoned more than six months show weighted average redefault rates of 18% for senior lien home equity, 19% for junior lien home equity, 15% for prime mortgage, including option ARMs, and 23% for subprime mortgages. The cumulative performance metrics for modifications to the PCI residential real estate portfolio seasoned more than six months show weighted average redefault rates of 18% for home equity, 16% for prime mortgages, 13% for option ARMs and 27% for subprime mortgages. The favorable performance of the option ARM modifications is the result of a targeted proactive program which fixes the borrower’s payment at the current level. The cumulative redefault rates reflect the performance of modifications completed under both HAMP and the Firm’s proprietary modification programs from October 1, 2009, through September 30, 2013.
The following table presents information as of September 30, 2013, and December 31, 2012, relating to modified on–balance sheet residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. Modifications of PCI loans continue to be accounted for and reported as PCI loans, and the impact of the modification is incorporated into the Firm’s quarterly assessment of estimated future cash flows. Modifications of consumer loans other than PCI loans are generally accounted for and reported as troubled debt restructurings (“TDRs”). For further information on TDRs for the three and nine months ended September 30, 2013 and 2012, see Note 13 on pages 155–177 of this Form
10-Q.

Modified residential real estate loans
	September 30, 2013		December 31, 2012
(in millions)	On–balance sheet loans	Non-accrual on–balance sheet loans(d)	On–balance sheet loans	Non-accrual on–balance sheet loans(d)
Modified residential real estate loans, excluding PCI loans(a)(b)
Home equity – senior lien	$1,155	$637	$1,092	$607
Home equity – junior lien	1,309	666	1,223	599
Prime mortgage, including option ARMs	7,289	2,017	7,118	1,888
Subprime mortgage	3,770	1,181	3,812	1,308
Total modified residential real estate loans, excluding PCI loans	$13,523	$4,501	$13,245	$4,402
Modified PCI loans(c)
Home equity	$2,584	NA	$2,302	NA
Prime mortgage	7,107	NA	7,228	NA
Subprime mortgage	4,269	NA	4,430	NA
Option ARMs	13,502	NA	14,031	NA
Total modified PCI loans	$27,462	NA	$27,991	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At September 30, 2013, and December 31, 2012, $7.3 billion and $7.5 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 15 on pages 179–186 of this Form 10-Q.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
As of September 30, 2013, and December 31, 2012, nonaccrual loans included $3.2 billion and $2.9 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status, see Note 13 on pages 155–177 of this Form 10-Q.

Nonperforming assets
The following table presents information as of September 30, 2013, and December 31, 2012, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	September 30, 2013	December 31, 2012
Nonaccrual loans(b)
Home equity – senior lien	$926	$931
Home equity – junior lien	1,922	2,277
Prime mortgage, including option ARMs	3,124	3,445
Subprime mortgage	1,485	1,807
Auto	125	163
Business banking	413	481
Student and other	81	70
Total nonaccrual loans	8,076	9,174
Assets acquired in loan satisfactions
Real estate owned	607	647
Other	39	37
Total assets acquired in loan satisfactions	646	684
Total nonperforming assets	$8,722	$9,858

(a)
At September 30, 2013, and December 31, 2012, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $8.9 billion and $10.6 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $1.9 billion and $1.6 billion, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $456 million and $525 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

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

Nonaccrual loans: Total consumer, excluding credit card, nonaccrual loans were $8.1 billion at September 30, 2013, compared with $9.2 billion at December 31, 2012.
The following table presents changes in the consumer, excluding credit card, nonaccrual loans for the nine months ended September 30, 2013 and 2012.

Nonaccrual loans
Nine months ended September 30,
(in millions)	2013	2012
Beginning balance	$9,174	$7,411
Additions	5,481	10,478	(b)
Reductions:
Principal payments and other(a)	1,099	1,039
Charge-offs	1,465	2,189
Returned to performing status	3,162	3,689
Foreclosures and other liquidations	853	1,512
Total reductions	6,579	8,429
Net additions/(reductions)	(1,098)	2,049
Ending balance	$8,076	$9,460

(a)	Other reductions includes loan sales.

(b)
Included $1.7 billion of Chapter 7 loans at September 30, 2012, and $1.6 billion as a result of reporting performing junior lien home equity loans that are subordinate to senior liens that are 90 days or more past due as nonaccrual loans based on regulatory guidance at March 31, 2012.

Nonaccrual loans in the residential real estate portfolio totaled $7.5 billion at September 30, 2013, of which 36% were greater than 150 days past due, compared with nonaccrual residential real estate loans of $8.5 billion at December 31, 2012, of which 42% were greater than 150 days past due. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 52% to estimated net realizable value of the collateral at both September 30, 2013, and December 31, 2012. The elongated foreclosure processing timelines are expected to continue to result in elevated levels of nonaccrual loans in the residential real estate portfolios.
Real estate owned (“REO”): REO assets are managed for prompt sale and disposition at the best possible economic value. REO assets are those individual properties where the Firm receives the property in satisfaction of a debt (e.g., by taking legal title or physical possession). The Firm generally recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets, excluding those insured by U.S. government agencies, decreased by $40 million from $647 million at December 31, 2012, to $607 million at September 30, 2013.
At September 30, 2013, and December 31, 2012, the Firm had non-PCI residential real estate loans, excluding those insured by the U.S. government agencies, with a carrying value of $2.4 billion and $3.4 billion, respectively not included in REO, that were in the process of active or suspended foreclosure. The Firm also had PCI residential real estate loans that were in the process of active or suspended foreclosure at September 30, 2013, and December 31, 2012, with an unpaid principal balance of $5.5 billion and $8.2 billion, respectively.
Mortgage servicing-related matters
The financial crisis resulted in unprecedented levels of delinquencies and defaults of 1-4 family residential real estate loans. Such loans required varying degrees of loss mitigation activities. It is the Firm’s goal that foreclosure in these situations be a last resort, and accordingly, the Firm has made, and continues to make, significant efforts to help borrowers stay in their homes. Since 2009, the Firm has prevented two foreclosures for every foreclosure completed; foreclosure-prevention methods include loan modification, short sales and other means.
The Firm has a well-defined foreclosure prevention process when a borrower fails to pay on his or her loan. The Firm attempts to contact the borrower multiple times and in various ways in an effort to pursue home retention or other options other than foreclosure. In addition, if the Firm is unable to contact a borrower, the Firm completes various reviews of the borrower’s facts and circumstances before a foreclosure sale is completed. The delinquency period for the average borrower at the time of foreclosure over the last year has been approximately 28 months.

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
Global settlement with federal and state agencies: On February 9, 2012, the Firm announced that it had agreed to a settlement in principle (the “global settlement”) with a number of federal and state government agencies, including the U.S. Department of Justice, the U.S. Department of Housing and Urban Development, the Consumer Financial Protection Bureau and the State Attorneys General, relating to the servicing and origination of mortgages. The global settlement, which became effective on April 5, 2012, required the Firm to, among other things: (i) make cash payments of approximately $1.1 billion, a portion of which was set aside for payments to borrowers (“Cash Settlement Payment”); (ii) provide approximately $500 million of refinancing relief to certain “underwater” borrowers whose loans are owned and serviced by the Firm (“Refi Program”); and (iii) provide approximately $3.7 billion of additional relief for certain borrowers, including reductions of principal on first and second liens, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners (“Consumer Relief Program”).
The Cash Settlement Payment was made on April 13, 2012, and the Firm began to provide relief to borrowers under the Refi Program and the Consumer Relief Program in the first quarter of 2012. All refinancings required under the Refi Program were completed as of December 31, 2012, and the obligations under the Consumer Relief Program were completed in the first half of 2013. Satisfaction of the Consumer Relief Program and the Refi Program requirements under the global settlement is subject to certification by the Office of Mortgage Settlement Oversight (“OMSO”).
The global settlement also requires the Firm to adhere to certain enhanced mortgage servicing standards. The servicing standards include, among other items, the following enhancements to the Firm’s servicing of loans: a pre-foreclosure notice to all borrowers, which includes account information, holder status, and loss mitigation steps taken; enhancements to payment application and collections processes; strengthened procedures for filings in bankruptcy proceedings; specific restrictions on the “dual track” of foreclosure and loss mitigation; standardized process for appeal of loss mitigation denials; and implementation of certain restrictions on fees, including the waiver of certain fees while a borrower’s loss mitigation application is being evaluated. All of the prescribed servicing standards were implemented within the required timeframes and compliance with the standards is subject to both continuous internal review and review by the OMSO. The Firm’s performance under the National Mortgage Settlement is detailed in the OMSO Report which was published on June 19, 2013, and filed with the D.C. District Court. Compliance with the servicing standards continues to be tested and the results will continue to be reported quarterly to the OMSO through the expiration of the settlement. The Firm expects to file its next quarterly report concerning its compliance with the global settlement with the OMSO in November 2013.
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
Pursuant to the Orders, the Firm had retained an independent consultant to conduct a review of its residential foreclosure actions during the period from January 1, 2009, through December 31, 2010 (including foreclosure actions brought in respect of loans being serviced), and to remediate any errors or deficiencies identified by the independent consultant. On January 7, 2013, the Firm announced that it and a number of other financial institutions had entered into a settlement agreement with the OCC and the Federal Reserve providing for the termination of such Independent Foreclosure Review programs. On February 28, 2013, the Firm entered into an Amended Consent Order with the regulators reflecting the settlement of the Independent Foreclosure Review. As a result of this settlement, the independent consultant is no longer conducting a look-back review of residential foreclosure actions. The Firm has made total cash payments of approximately $760 million into a settlement fund for distribution to qualified borrowers. The Firm has also committed an additional $1.2 billion to foreclosure prevention actions, which will be fulfilled through credits given to the Firm for modifications, short sales and other specified types of borrower relief. Foreclosure prevention actions that earn credit under the Independent Foreclosure Review settlement are in addition to actions taken by the Firm to earn credit under the Consumer Relief Program of the global settlement. The estimated impact of the foreclosure prevention actions required under the Independent Foreclosure Review settlement has been considered in the Firm’s allowance for loan losses. The Firm recognized a pretax charge of approximately $700 million in the fourth quarter of 2012 related to the Independent Foreclosure Review settlement. For additional information on Mortgage servicing-related matters, see pages 146–148 of JPMorgan Chase’s 2012 Annual Report.

Other mortgage servicing-related matters: On June 19, 2013, the Firm and other servicer defendants entered into a settlement agreement with the New York Attorney General to resolve a lawsuit that has been pending since late 2011 regarding the servicing of MERS loans in New York. This lawsuit was expressly carved out of the global settlement. The settlement imposes a number of requirements relating to foreclosures on MERS loans, and maintenance of the MERS System, most of which overlap with existing requirements and procedures. The Firm is not required to make any payment under the settlement. The Firm is implementing all of the procedures necessary to comply with the terms of the settlement.
The Consumer Financial Protection Bureau (“CFPB”) issued mortgage servicing rules which require implementation as of January 10, 2014. The CFPB subsequently issued amendments to the rules in September 2013, (and additional clarifying guidance in October 2013). The evolving rules framework has created challenges for mortgage loan servicers in their efforts to complete the necessary operational and systemic changes for the January 2014 implementation deadline. The Firm is dedicating substantial resources to making operational and system changes designed to effect compliance with the new requirements.
On April 22, 2013, the OCC issued guidance regarding the obligation of servicers to track loans scheduled for foreclosure sale within 60 days and to confirm certain information prior to proceeding with the scheduled sale. The Firm has adopted procedures designed to effect compliance with this guidance.

Credit Card
Total credit card loans including loans held-for-sale were $124.0 billion at September 30, 2013, a decrease of $4.0 billion from December 31, 2012, due to seasonality and higher repayment rates.
The 30+ day delinquency rate decreased to 1.69% at September 30, 2013, from 2.10% at December 31, 2012. For the three months ended September 30, 2013 and 2012, the net charge-off rates were 2.86% and 3.57%, respectively. For the nine months ended September 30, 2013 and 2012, the net charge-off rates were 3.24% and 4.11%, respectively. Charge-offs have improved compared with a year ago as a result of continued improvement in delinquent loans. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification. The greatest geographic concentration of credit card loans is in California, which represented 13% of total retained loans at both September 30, 2013, and December 31, 2012. Loan concentration for the top five states of California, New York, Texas, Florida and Illinois consisted of $51.0 billion in receivables, or 41% of the retained loan portfolio, at September 30, 2013, compared with $52.3 billion, or 41%, at December 31, 2012.

Modifications of credit card loans
At September 30, 2013, and December 31, 2012, the Firm had $3.5 billion and $4.8 billion, respectively, of credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms because the cardholder did not comply with the modified payment terms. The decrease in modified credit card loans outstanding from December 31, 2012, was attributable to a reduction in new modifications as well as ongoing payments and charge-offs on previously modified credit card loans.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged-off. However, the Firm establishes an allowance, which is offset against loans and charged to interest income, for the estimated uncollectible portion of accrued interest and fee income.
For additional information about loan modification programs to borrowers, see Consumer Credit Portfolio on pages 75–85 and Note 13 on pages 155–177 of this
Form 10-Q.

WHOLESALE CREDIT PORTFOLIO
As of September 30, 2013, wholesale exposure (CIB, CB, and AM) continued to experience a favorable credit environment and stable credit quality trend with low levels of criticized exposure, nonaccrual loans and charge-offs. Wholesale exposure increased by $10.1 billion from December 31, 2012, primarily driven by an increase of $14.3 billion in lending-related commitments due to increased client activity in AM and CIB . These increases were partially offset by an $8.2 billion decrease in derivative receivables. Derivative receivables decreased primarily due to reductions in interest rate derivative receivables driven by an increase in interest rates and reductions in commodity derivative receivables due to market movements. The decreases were partially offset by an increase in equity derivative receivables driven by a rise in equity markets.

Wholesale credit portfolio
	Credit exposure		Nonperforming(d)
(in millions)	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012
Loans retained	$310,588	$306,222	$950	$1,434
Loans held-for-sale	3,674	4,406	18	18
Loans at fair value	2,085	2,555	51	93
Loans – reported	316,347	313,183	1,019	1,545
Derivative receivables	66,788	74,983	431	239
Receivables from customers and other(a)	24,489	23,648	—	—
Total wholesale credit-related assets	407,624	411,814	1,450	1,784
Lending-related commitments(b)	449,067	434,814	244	355
Total wholesale credit exposure	$856,691	$846,628	$1,694	$2,139
Credit portfolio management derivatives notional, net(c)	$(25,940)	$(27,447)	$(5)	$(25)
Liquid securities and other cash collateral held against derivatives	(12,479)	(15,201)	NA	NA

(a)
Predominantly includes receivables from customers, which represent margin loans to prime and retail brokerage customers; these are classified in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(b)
Includes amounts for certain non-legally binding lines of credit that the Firm can reduce or cancel by providing the borrower notice or, in some cases, without notice as permitted by law. For further information on lending-related financial instruments please see Note 21 on pages 195–199 of this Form 10-Q and Note 29 on pages 308–315 of JPMorgan Chase’s 2012 Annual Report.

(c)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Excludes the synthetic credit portfolio. For additional information, see Credit derivatives on pages 92–93, and Note 5 on pages 133–144 of this Form 10-Q.

(d)	Excludes assets acquired in loan satisfactions. For additional information on assets acquired in loan satisfactions, see page 90 of this Form 10-Q.

The following tables present summaries of the maturity and ratings profiles of the wholesale credit portfolio as of September 30, 2013, and December 31, 2012. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(e)				Ratings profile
September 30, 2013	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$115,412	$120,054	$75,122	$310,588	$226,809	$83,779	$310,588	73%
Derivative receivables				66,788			66,788
Less: Liquid securities and other cash collateral held against derivatives				(12,479)			(12,479)
Total derivative receivables, net of all collateral	1,188	27,209	25,912	54,309	46,971	7,338	54,309	86
Lending-related commitments	180,848	258,238	9,981	449,067	355,626	93,441	449,067	79
Subtotal	297,448	405,501	111,015	813,964	629,406	184,558	813,964	77
Loans held-for-sale and loans at fair value(a)				5,759			5,759
Receivables from customers and other				24,489			24,489
Total exposure – net of liquid securities and other cash collateral held against derivatives				$844,212			$844,212
Credit portfolio management derivatives net notional:
By counterparty ratings profile(b)(c)	$(1,040)	$(10,739)	$(14,161)	$(25,940)	$(26,020)	$80	$(25,940)	100%
By reference entity ratings profile(b)(d)	NA	NA	NA	NA	$(23,080)	$(2,860)	$(25,940)	89%

	Maturity profile(e)				Ratings profile
December 31, 2012	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$115,227	$117,673	$73,322	$306,222	$214,446	$91,776	$306,222	70%
Derivative receivables				74,983			74,983
Less: Liquid securities and other cash collateral held against derivatives				(15,201)			(15,201)
Total derivative receivables, net of all collateral	11,793	25,055	22,934	59,782	50,069	9,713	59,782	84
Lending-related commitments	164,327	261,261	9,226	434,814	347,316	87,498	434,814	80
Subtotal	291,347	403,989	105,482	800,818	611,831	188,987	800,818	76
Loans held-for-sale and loans at fair value(a)				6,961			6,961
Receivables from customers and other				23,648			23,648
Total exposure – net of liquid securities and other cash collateral held against derivatives				$831,427			$831,427
Credit portfolio management derivatives net notional:
By counterparty ratings profile(b)(c)	$(1,579)	$(16,475)	$(9,393)	$(27,447)	$(27,507)	$60	$(27,447)	100%
By reference entity ratings profile(b)(d)	NA	NA	NA	NA	$(24,622)	$(2,825)	$(27,447)	90%

(a)	Represents loans held-for-sale primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not qualify for hedge accounting under U.S. GAAP. Excludes the synthetic credit portfolio.

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

Wholesale credit exposure – selected industry exposures
The Firm focuses on the management and diversification of its industry exposures, paying particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, decreased by 22% to $12.3 billion at September 30, 2013, from $15.6 billion at December 31, 2012, primarily due to repayments and sales.

Below are summaries of the top 25 industry exposures as of September 30, 2013, and December 31, 2012.

						Selected metrics
						30 days or more past due and accruing loans	Year-to-date net charge-offs/ (recoveries)	Credit portfolio management credit derivative hedges(f)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade(e)
As of or for the nine months ended	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
September 30, 2013
(in millions)
Top 25 industries(a)
Real Estate	$84,209	$61,330	$19,857	$2,614	$408	$100	$(3)	$(5)	$(176)
Banks & Finance Cos	70,269	59,991	9,674	531	73	12	(21)	(2,803)	(4,836)
Oil & Gas	47,968	33,043	14,647	266	12	6	13	(199)	(48)
Healthcare	44,829	37,825	6,737	256	11	45	—	(179)	(202)
State & Municipal Govt(b)	36,326	35,437	650	118	121	8	—	(160)	(149)
Asset Managers	33,621	25,533	8,068	20	—	28	(7)	—	(3,210)
Consumer Products	33,153	19,646	12,845	653	9	4	9	(137)	(1)
Utilities	29,141	25,315	3,408	410	8	8	28	(388)	(324)
Retail & Consumer Services	26,469	16,475	9,335	638	21	23	—	(80)	(1)
Technology	20,536	14,035	5,903	577	21	—	—	(477)	(3)
Central Govt	19,961	19,587	305	69	—	—	—	(10,257)	(1,269)
Machinery & Equipment Mfg	18,716	10,990	7,351	367	8	3	(16)	(154)	(3)
Metals/Mining	18,252	9,297	8,316	564	75	—	10	(625)	(32)
Transportation	17,934	13,694	4,024	188	28	2	9	(65)	—
Telecom Services	16,658	10,939	5,218	484	17	—	—	(178)	(7)
Business Services	15,437	8,050	7,090	266	31	6	10	—	(1)
Securities Firms & Exchanges	13,305	11,800	1,484	18	3	—	(67)	(1,321)	(244)
Insurance	12,984	10,400	2,217	133	234	6	(2)	(132)	(1,468)
Chemicals/Plastics	12,675	7,373	5,056	231	15	—	1	(10)	(78)
Building Materials/Construction	12,479	5,302	6,423	736	18	12	1	(89)	(5)
Media	12,390	7,727	4,249	304	110	30	36	(15)	(5)
Automotive	12,132	7,041	4,860	230	1	1	(3)	(602)	—
Agriculture/Paper Mfg	7,699	5,092	2,520	83	4	16	—	—	—
Aerospace/Defense	6,479	5,171	1,307	—	1	—	—	(140)	(1)
Leisure	5,437	3,069	1,814	451	103	3	—	(5)	(16)
All other(c)	197,384	175,950	20,713	428	293	598	(4)	(7,919)	(400)
Subtotal	$826,443	$640,112	$174,071	$10,635	$1,625	$911	$(6)	$(25,940)	$(12,479)
Loans held-for-sale and loans at fair value	5,759
Receivables from customers and other	24,489
Total	$856,691

						Selected metrics
						30 days or more past due and accruing loans	Full year net charge-offs/ (recoveries)	Credit portfolio management credit derivative hedges(f)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade(e)
As of or for the year ended	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2012
(in millions)
Top 25 industries(a)
Real Estate	$76,198	$50,103	$21,503	$4,067	$525	$391	$54	$(41)	$(509)
Banks & Finance Cos	73,318	55,805	16,928	578	7	20	(34)	(3,524)	(6,027)
Oil & Gas	42,563	31,258	11,012	270	23	9	—	(155)	(101)
Healthcare	48,487	41,146	6,761	569	11	38	9	(238)	(459)
State & Municipal Govt(b)	41,821	40,562	1,093	52	114	28	2	(186)	(221)
Asset Managers	31,474	26,283	4,987	204	—	46	—	—	(2,714)
Consumer Products	32,778	21,428	10,473	868	9	2	(16)	(275)	(12)
Utilities	29,533	24,917	4,257	175	184	2	15	(315)	(368)
Retail & Consumer Services	25,597	16,100	8,763	700	34	20	(11)	(37)	(1)
Technology	18,488	12,089	5,683	696	20	—	1	(226)	—
Central Govt	21,223	20,678	484	61	—	—	—	(11,620)	(1,154)
Machinery & Equipment Mfg	18,504	10,228	7,827	444	5	—	2	(23)	—
Metals/Mining	20,958	12,912	7,608	406	32	8	(1)	(409)	(126)
Transportation	19,827	15,128	4,353	283	63	5	2	(82)	(1)
Telecom Services	12,239	7,792	3,244	1,200	3	5	1	(229)	—
Business Services	13,577	7,172	6,132	232	41	9	23	(10)	—
Securities Firms & Exchanges	5,756	4,096	1,612	46	2	—	—	(171)	(183)
Insurance	14,446	12,156	2,119	171	—	2	(2)	(143)	(1,729)
Chemicals/Plastics	11,591	7,234	4,172	169	16	18	2	(55)	(74)
Building Materials/Construction	12,377	5,690	5,892	791	4	8	1	(114)	(11)
Media	16,007	7,473	7,754	517	263	2	(218)	(93)	(8)
Automotive	11,511	6,447	4,963	101	—	—	—	(530)	—
Agriculture/Paper Mfg	7,729	5,029	2,657	42	1	5	—	—	—
Aerospace/Defense	6,702	5,518	1,150	33	1	—	—	(141)	—
Leisure	7,748	3,160	3,724	551	313	—	(13)	(63)	(24)
All other(c)	195,567	174,264	20,562	384	357	1,478	5	(8,767)	(1,479)
Subtotal	$816,019	$624,668	$175,713	$13,610	$2,028	$2,096	$(178)	$(27,447)	$(15,201)
Loans held-for-sale and loans at fair value	6,961
Receivables from customers and other	23,648
Total	$846,628

(a)
The industry rankings presented in the table as of December 31, 2012, are based on the industry rankings of the corresponding exposures at September 30, 2013, not actual rankings of such exposures at December 31, 2012.

(b)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) noted above, the Firm held at September 30, 2013, and December 31, 2012, $9.3 billion and $18.2 billion, respectively, of trading securities and $28.3 billion and $21.7 billion, respectively, of AFS securities issued by U.S. state and municipal governments. For further information, see Note 3 and Note 11 on pages 116–130 and 149–152, respectively, of this Form 10-Q.

(c)
All other includes: individuals, private education and civic organizations; SPEs; and holding companies, representing approximately 62%, 23% and 6%, respectively, at September 30, 2013, and 57%, 28% and 7%, respectively, at December 31, 2012. For further information on all other see pages 151–154 of JPMorgan Chase’s 2012 Annual Report.

(d)
Credit exposure is net of risk participations and excludes the benefit of “credit portfolio management derivatives net notional” held against derivative receivables or loans and “Liquid securities and other cash collateral held against derivative receivables”.

(e)	Exposures deemed criticized correspond to special mention, substandard and doubtful categories as defined by U.S. bank regulatory agencies.

(f)
Represents the net notional amounts of protection purchased and sold through credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. The all other category includes purchased credit protection on certain credit indices. Credit portfolio management derivatives excludes the synthetic credit portfolio.

The following tables present the geographic distribution of wholesale credit exposure including nonperforming assets and past due loans as of September 30, 2013, and December 31, 2012. The geographic distribution of the wholesale portfolio in the table below is determined based predominantly on the domicile (legal residence) of the borrower. For further information on Country Risk Management, see pages 102–104 of this Form 10-Q.

	Credit exposure				Nonperforming				Assets acquired in loan satisfactions	30 days or more past due and accruing loans
September 30, 2013	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives	Lending-related commitments	Total non- performing credit exposure
(in millions)
Europe/Middle East/Africa	$43,547	$77,685	$33,419	$154,651	$27	$3	$42	$72	$4	$7
Asia/Pacific	30,157	25,119	7,520	62,796	35	—	1	36	—	8
Latin America/Caribbean	28,686	30,531	4,709	63,926	58	—	4	62	—	113
Canada and Other North America	2,603	7,571	1,238	11,412	—	1	—	1	—	—
Total non-U.S.	104,993	140,906	46,886	292,785	120	4	47	171	4	128
Total U.S.	205,595	308,161	19,902	533,658	830	427	197	1,454	54	783
Loans held-for-sale and loans at fair value	5,759	—	—	5,759	69	NA	—	69	NA	—
Receivables from customers and other	—	—	—	24,489	—	NA	NA	—	NA	—
Total	$316,347	$449,067	$66,788	$856,691	$1,019	$431	$244	$1,694	$58	$911

	Credit exposure				Nonperforming				Assets acquired in loan satisfactions	30 days or more past due and accruing loans
December 31, 2012	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives	Lending-related commitments	Total non- performing credit exposure
(in millions)
Europe/Middle East/Africa	$40,760	$75,706	$35,561	$152,027	$13	$8	$15	$36	$9	$131
Asia/Pacific	30,287	22,919	10,557	63,763	13	—	—	13	—	18
Latin America/Caribbean	30,322	26,438	4,889	61,649	67	—	4	71	—	640
Canada and Other North America	2,987	7,653	1,418	12,058	—	—	—	—	—	14
Total non-U.S.	104,356	132,716	52,425	289,497	93	8	19	120	9	803
Total U.S.	201,866	302,098	22,558	526,522	1,341	231	336	1,908	82	1,293
Loans held-for-sale and loans at fair value	6,961	—	—	6,961	111	NA	—	111	NA	—
Receivables from customers and other	—	—	—	23,648	—	NA	NA	—	NA	—
Total	$313,183	$434,814	$74,983	$846,628	$1,545	$239	$355	$2,139	$91	$2,096

(a)
At September 30, 2013, and December 31, 2012, the Firm held an allowance for loan losses of $192 million and $310 million, respectively, related to nonaccrual retained loans resulting in allowance coverage ratios of 20% and 22%, respectively. Wholesale nonaccrual loans represented 0.32% and 0.49% of total wholesale loans at September 30, 2013, and December 31, 2012, respectively.

Loans
In the normal course of its wholesale business, the Firm provides loans to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. For further discussion on loans, including information on credit quality indicators, see Note 13 on pages 155–177 of this Form 10-Q.
The Firm actively manages its wholesale credit exposure. One way of managing credit risk is through secondary market sales of loans and lending-related commitments. During the nine months ended September 30, 2013 and 2012, the Firm sold $11.5 billion and $2.8 billion, respectively, of loans and lending-related commitments.
The following table presents the change in the nonaccrual loan portfolio for the nine months ended September 30, 2013 and 2012. Nonaccrual wholesale loans decreased by $526 million from December 31, 2012, largely reflecting paydowns.

Wholesale nonaccrual loan activity
Nine months ended September 30,
(in millions)	2013	2012
Beginning balance	$1,545	$2,581
Additions	1,031	1,359
Reductions:
Paydowns and other	880	1,303
Gross charge-offs	190	209
Returned to performing status	176	171
Sales	311	348
Total reductions	1,557	2,031
Net reductions	(526)	(672)
Ending balance	$1,019	$1,909
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and nine months ended September 30, 2013 and 2012. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs
(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Loans - reported
Average loans retained	$306,008	$297,369	$306,076	$289,055
Gross charge-offs	74	48	190	213
Gross recoveries	(48)	(82)	(196)	(233)
Net charge-offs/(recoveries)	26	(34)	(6)	(20)
Net charge-off/(recovery) rate	0.03%	(0.05)%	—%	(0.01)%

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
Lending-related commitments
JPMorgan Chase uses lending-related financial instruments, such as commitments (including revolving credit facilities) and guarantees, to meet the financing needs of its customers. The contractual amounts of these financial instruments represent the maximum possible credit risk should the counterparties draw down on these commitments or the Firm fulfills its obligations under these guarantees, and the counterparties subsequently fails to perform according to the terms of these contracts.
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s actual future credit exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $222.0 billion and $223.7 billion as of September 30, 2013, and December 31, 2012, respectively.

Derivative contracts
In the normal course of business, the Firm uses derivative instruments predominantly for market-making activities. Derivatives enable customers and the Firm to manage exposures to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its own credit exposure. For further discussion of derivative contracts, see Note 5 on pages 133–144 of this Form 10-Q.
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	Derivative receivables
	September 30, 2013	December 31, 2012
Interest rate	$29,346	$39,205
Credit derivatives	2,102	1,735
Foreign exchange	13,505	14,142
Equity	12,951	9,266
Commodity	8,884	10,635
Total, net of cash collateral	66,788	74,983
Liquid securities and other cash collateral held against derivative receivables	(12,479)	(15,201)
Total, net of collateral	$54,309	$59,782
Derivative receivables reported on the Consolidated Balance Sheets were $66.8 billion and $75.0 billion at September 30, 2013, and December 31, 2012, respectively. These amounts represent the fair value of the derivative contracts, including CVA, after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other G7 government bonds) and other cash collateral held by the Firm aggregating $12.5 billion and $15.2 billion at September 30, 2013, and December 31, 2012, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor.
In addition to the collateral described in the preceding paragraph the Firm also holds additional collateral (primarily: cash; G7 government securities; other liquid government-agency and guaranteed securities; and corporate debt and equity securities) delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Though this collateral does not reduce the balances and is not included in the table above, it is available as security against potential exposure that could arise should the fair value of the client’s derivative transactions move in the Firm’s favor. As of September 30, 2013, and December 31, 2012, the Firm held $29.4 billion and $29.0 billion, respectively, of this additional collateral. The derivative receivables fair value, net of all collateral, also does not include other credit enhancements, such as letters of credit. For additional information on the Firm’s use of collateral agreements, see Note 5 on pages 133–144 of this Form 10-Q.

The following table summarizes the ratings profile, by derivative counterparty, of the Firm’s derivative receivables, including credit derivatives, net of other liquid securities collateral, for the dates indicated.

Ratings profile of derivative receivables
Rating equivalent	September 30, 2013		December 31, 2012
(in millions, except ratios)	Exposure net of all collateral	% of exposure net of all collateral	Exposure net of all collateral	% of exposure net of all collateral
AAA/Aaa to AA-/Aa3	$21,600	40%	$19,964	34%
A+/A1 to A-/A3	10,540	19	12,039	20
BBB+/Baa1 to BBB-/Baa3	14,831	27	18,066	30
BB+/Ba1 to B-/B3	6,327	12	8,434	14
CCC+/Caa1 and below	1,011	2	1,279	2
Total	$54,309	100%	$59,782	100%
As noted above, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s derivatives transactions subject to collateral agreements – excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity – was 87% as of September 30, 2013, largely unchanged compared with 88% as of December 31, 2012.

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
Credit portfolio management activities
Included in end-user activities are credit derivatives used to mitigate the credit risk associated with traditional lending activities (loans and unfunded commitments) and derivatives counterparty exposure in the Firm’s wholesale businesses (collectively, “credit portfolio management” activities). Information on credit portfolio management activities is provided in the table below. For further information on derivatives used in credit portfolio management activities, see Credit derivatives in Note 5 on pages 143–144 of this Form 10-Q, and on pages 158–159 and Note 6 on pages 218–227 of JPMorgan Chase’s 2012 Annual Report.
The Firm also uses credit derivatives as an end-user to manage other exposures, including credit risk arising from certain AFS securities and from certain securities held in the Firm’s market-making businesses. These credit derivatives, as well as the synthetic credit portfolio, are not included in credit portfolio management activities; for further information on these credit derivatives as well as credit derivatives used in the Firm’s capacity as a market-maker in credit derivatives, see Credit derivatives in Note 5 on pages 143–144 of this Form 10-Q.

Credit derivatives used in credit portfolio management activities
	Notional amount of protection purchased and sold (a)
(in millions)	September 30, 2013	December 31, 2012
Credit derivatives used to manage:
Loans and lending-related commitments	$2,463	$2,166
Derivative receivables	23,598	25,347
Total net protection purchased	26,061	27,513
Total net protection sold	121	66
Credit portfolio management derivatives notional, net	$25,940	$27,447

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.

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
Credit portfolio hedges
The following table sets out the fair value of the Firm’s credit derivatives used in credit portfolio management activities, the fair value related to the CVA (which reflects the credit quality of derivatives counterparty exposure), as well as certain other hedges used in the risk management of CVA. These results can vary from period-to-period due to market conditions that affect specific positions in the portfolio.

Net gains and losses on credit portfolio hedges
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Hedges of loans and lending-related commitments	$(32)	$(39)	$(71)	$(123)
CVA and hedges of CVA	(18)	43	(120)	138
Net gains/(losses)	$(50)	$4	$(191)	$15

COMMUNITY REINVESTMENT ACT EXPOSURE
The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of borrowers in all segments of their communities, including neighborhoods with low or moderate incomes. The Firm is a national leader in community development by providing loans, investments and community development services in communities across the United States.
At both September 30, 2013, and December 31, 2012, the Firm’s CRA loan portfolio was approximately $16 billion. At September 30, 2013, and December 31, 2012, 59% and 62%, respectively, of the CRA portfolio were residential mortgage loans; 18%, for both periods, were business banking loans; 14% and 13%, respectively, were commercial real estate loans; and 9% and 7%, respectively, were other loans. CRA nonaccrual loans were 4% of the Firm’s total nonaccrual loans for both periods. As a percentage of the Firm’s net charge-offs, net charge-offs in the CRA portfolio were 1% and 3%, respectively, for the three months ended September 30, 2013 and 2012, and 2% and 3%, respectively, for the nine months ended September 30, 2013 and 2012.

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
For a further discussion of the components of the allowance for credit losses, including adjustments to statistical loss calculations, see Critical Accounting Estimates Used by the Firm on pages 106–108 of this Form 10-Q and Note 15 on pages 276–279 of JPMorgan Chase’s 2012 Annual Report.
At least quarterly, the allowance for credit losses is reviewed by the CRO, the CFO and the Controller of the Firm, and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of September 30, 2013, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb probable credit losses inherent in the portfolio).
The allowance for credit losses was $18.2 billion at September 30, 2013, a decrease of $4.4 billion from $22.6 billion at December 31, 2012. The decrease in the allowance for loan losses was due to a $4.2 billion reduction in the consumer, including credit card, allowance reflecting lower estimated losses due to improved delinquency trends in the residential real estate and credit card portfolios, as well as the impact of improved home prices on the residential real estate portfolio. However, relatively high unemployment, uncertainties regarding the ultimate success of loan modifications, and the risk attributes of certain loans within the portfolio (e.g., loans with high LTV ratios, junior lien loans that are subordinate to a delinquent or modified senior lien, HELOCs with future payment recast) continued to contribute to uncertainty regarding the performance of the residential real estate portfolio; these uncertainties were considered in estimating the allowance for loan losses.

The consumer, excluding credit card, allowance for loan losses decreased $2.8 billion from December 31, 2012, of which $2.1 billion was from the non credit-impaired allowance and $750 million from the purchased credit-impaired allowance. The decrease in these portfolios was largely due to improved delinquency trends as well as the impact of improved home prices. For additional information about delinquencies and nonaccrual loans in the consumer, excluding credit card, loan portfolio, see Consumer Credit Portfolio on pages 75–85 and Note 13 on pages 155–177 of this Form 10-Q.
The credit card allowance for loan losses decreased by $1.4 billion from December 31, 2012. The decrease included reductions in both the asset-specific and formula-based allowance. The reduction in the asset-specific allowance, which relates to loans restructured in TDRs, largely reflects the changing profile of the TDR portfolio. The volume of new TDRs, which have higher loss rates due to expected redefaults, continues to decrease, and the loss rate on existing TDRs is also decreasing over time as previously restructured loans continue to perform. The reduction in the formula-based allowance was primarily driven by the continuing trend of improving delinquencies and bankruptcies and by lower levels of credit card outstandings. For additional information about delinquencies in the credit card loan portfolio, see Consumer Credit Portfolio on pages 75–85 and Note 13 on pages 155–177 of this Form 10-Q.
The wholesale allowance was relatively unchanged reflecting a favorable credit environment and stable credit quality trends.
The allowance for lending-related commitments for both the consumer, excluding credit card, and wholesale portfolios, which is reported in other liabilities, was $677 million and $668 million at September 30, 2013, and December 31, 2012, respectively.

The credit ratios in the following table are based on retained loan balances, which exclude loans held-for-sale and loans accounted for at fair value.

Summary of changes in the allowance for credit losses
	2013				2012
Nine months ended September 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$12,292	$5,501	$4,143	$21,936	$16,294		$6,999	$4,316	$27,609
Gross charge-offs	1,829	3,461	190	5,480	4,001	(d)	4,494	213	8,708
Gross recoveries	(337)	(473)	(196)	(1,006)	(393)		(647)	(233)	(1,273)
Net charge-offs/(recoveries)	1,492	2,988	(6)	4,474	3,608	(d)	3,847	(20)	7,435
Provision for loan losses	(1,346)	1,588	(130)	112	314		2,347	(14)	2,647
Other	(6)	(4)	7	(3)	(12)		4	11	3
Ending balance at September 30,	$9,448	$4,097	$4,026	$17,571	$12,988		$5,503	$4,333	$22,824
Impairment methodology
Asset-specific(a)	$689	$1,080	$209	$1,978	$918		$1,909	$388	$3,215
Formula-based	3,798	3,017	3,817	10,632	6,359		3,594	3,945	13,898
PCI	4,961	—	—	4,961	5,711		—	—	5,711
Total allowance for loan losses	$9,448	$4,097	$4,026	$17,571	$12,988		$5,503	$4,333	$22,824
Allowance for lending-related commitments
Beginning balance at January 1,	$7	$—	$661	$668	$7		$—	$666	$673
Provision for lending-related commitments	1	—	8	9	(1)		—	83	82
Other	1	—	(1)	—	1		—	(4)	(3)
Ending balance at September 30,	$9	$—	$668	$677	$7		$—	$745	$752
Impairment methodology
Asset-specific	$—	$—	$71	$71	$—		$—	$191	$191
Formula-based	9	—	597	606	7		—	554	561
Total allowance for lending-related commitments	$9	$—	$668	$677	$7		$—	$745	$752
Total allowance for credit losses	$9,457	$4,097	$4,694	$18,248	$12,995		$5,503	$5,078	$23,576
Memo:
Retained loans, end of period	$288,211	$123,672	$310,588	$722,471	$295,079		$124,431	$297,576	$717,086
Retained loans, average	289,478	123,422	306,076	718,976	302,200		125,143	289,055	716,398
PCI loans, end of period	54,759	—	11	54,770	61,196		—	23	61,219
Credit ratios
Allowance for loan losses to retained loans	3.28%	3.31%	1.30%	2.43%	4.40%		4.42%	1.46%	3.18%
Allowance for loan losses to retained nonaccrual loans(b)	117	NM	424	195	137		NM	261	205
Allowance for loan losses to retained nonaccrual loans excluding credit card(b)	117	NM	424	149	137		NM	261	156
Net charge-off/(recovery) rates(c)	0.69	3.24	—	0.83	1.59	(d)	4.11	(0.01)	1.39
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans	1.92	3.31	1.30	1.89	3.11		4.42	1.46	2.61
Allowance for loan losses to retained nonaccrual loans(b)	56	NM	424	140	77		NM	261	154
Allowance for loan losses to retained nonaccrual loans excluding credit card(b)	56	NM	424	94	77		NM	261	104
Net charge-off/(recovery) rates	0.86%	3.24%	—%	0.90%	2.02%	(d)	4.11%	(0.01)%	1.52%

(a)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(b)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

(c)	Charge-offs are not recorded on PCI loans until actual losses exceed estimated losses recorded as purchase accounting adjustments at the time of acquisition.

(d)
Consumer, excluding credit card, charge-offs for the nine months ended September 30, 2012, included $880 million of incremental charge-offs for Chapter 7 loans. See Consumer Credit Portfolio on pages 75–85 of this Form 10-Q for further details.

Provision for credit losses
For the three and nine months ended September 30, 2013, the provision for credit losses was a benefit of $543 million and an expense of $121 million, respectively, down from an expense of $1.8 billion and $2.7 billion, respectively, in the prior year periods. The provision for the three and nine months ended September 30, 2013, included a $1.6 billion and $4.2 billion reduction in the allowance for loan losses, reflecting lower estimated losses due to improved delinquency trends in the residential real estate and credit card portfolios, as well as the impact of improved home prices on the residential real estate portfolio.
For the three and nine months ended September 30, 2013, the consumer, including credit card, provision for credit losses was a benefit of $273 million and an expense of $243 million, compared with an expense of $1.9 billion and $2.7 billion, respectively, in the prior year periods. The decline in the total consumer provision was due to the following: lower net charge-offs, largely due to the prior year incremental charge-offs of $880 million recorded in accordance with regulatory guidance on certain loans discharged under Chapter 7 bankruptcy; continued reductions in the allowance for loan losses, reflecting lower estimated losses due to improved delinquency trends in the residential real estate and credit card portfolios; and the impact of improved home prices on the residential real estate portfolio.
For the three and nine months ended September 30, 2013, the wholesale provision for credit losses was a benefit of $270 million and $122 million, respectively, compared with a benefit of $63 million and an expense of $69 million, respectively, in the prior-year periods. The current periods’ wholesale provision for credit losses reflected a favorable credit environment and stable credit quality trends.

	Three months ended September 30,						Nine months ended September 30,
	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses		Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Consumer, excluding credit card	$(815)	$737	$—	$(1)	$(815)	$736	$(1,346)	$314	$1	$(1)	$(1,345)	$313
Credit card	542	1,116	—	—	542	1,116	1,588	2,347	—	—	1,588	2,347
Total consumer	(273)	1,853	—	(1)	(273)	1,852	242	2,661	1	(1)	243	2,660
Wholesale	(194)	(52)	(76)	(11)	(270)	(63)	(130)	(14)	8	83	(122)	69
Total provision for credit losses	$(467)	$1,801	$(76)	$(12)	$(543)	$1,789	$112	$2,647	$9	$82	$121	$2,729

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
Market risk management
Market Risk is an independent risk management function that works in close partnership with the lines of business, including Corporate/Private Equity, to identify and monitor market risks throughout the Firm and to define market risk policies and procedures. The market risk function reports to the Firm’s CRO.
Market Risk seeks to control risk, facilitate efficient risk/return decisions, reduce volatility in operating performance and provide transparency into the Firm’s market risk profile for senior management, the Board of Directors and regulators. Market Risk is responsible for the following functions:

•	Establishment of a market risk policy framework

•	Independent measurement, monitoring and control of line of business and firmwide market risk

•	Definition, approval and monitoring of limits

•	Performance of stress testing and qualitative risk assessments
Risk identification and classification
Each line of business is responsible for the management of the market risks within its units. The independent risk management group responsible for overseeing each line of business ensures that all material market risks are appropriately identified, measured, monitored and managed in accordance with the risk policy framework set out by Market Risk. The Firm’s market risks arise primarily from the activities in:

•	Corporate and Investment Bank

•	Mortgage Production and Mortgage Servicing in CCB

•	Treasury and CIO in Corporate/Private Equity

•	Asset Management
For further discussion of the Firm’s risk identification and classification, see Market Risk Management on pages 163–169 of JPMorgan Chase’s 2012 Annual Report.
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
VaR is calculated assuming a one-day holding period and an expected tail-loss methodology, which approximates a 95% confidence level. This means that, assuming current changes in market values are consistent with the historical changes used in the simulation, the Firm would expect to incur losses greater than that predicted by VaR estimates not more than five times in every 100 trading days. For risk management purposes, the Firm believes the use of a 95% confidence level with a one-day holding period provides a stable measure of VaR that closely aligns to the day-to-day risk management decisions made by the lines of business and provides information to respond to risk events on a daily basis.
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
Separately, the Firm calculates a daily aggregated VaR in accordance with regulatory rules (“Regulatory VaR”), which is used to derive the Firm’s regulatory VaR-based capital requirements under the Basel 2.5 Market Risk Rule. For additional information on Regulatory VaR and the other components of market risk regulatory capital (e.g. VaR-based measure, stressed VaR-based measure and the respective backtesting) for the Firm, see JPMorgan Chase’s “Regulatory Capital Disclosures – Market Risk Pillar 3 Report” which are available on the Firm’s website (http://

investor.shareholder.com/jpmorganchase/basel.cfm) within 45 days after the end of the quarter, and Capital management on pages 61–66 of this Form 10-Q.

The table below shows the results of the Firm’s VaR measure using a 95% confidence level.

Total VaR	Three months ended September 30,																Nine months ended September 30,
	2013						2012						At September 30,				Average
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2013		2012		2013		2012
CIB trading VaR by risk type
Fixed income	$43		$39		$48		$118		$94		$131		$43		$101		$44		$81
Foreign exchange	7		5		9		10		6		14		7		7		7		10
Equities	13		9		19		19		16		27		14		24		13		19
Commodities and other	13		11		17		13		11		18		17		16		14		16
Diversification benefit to CIB trading VaR	(34)	(a)	NM	(b)	NM	(b)	(48)	(a)	NM	(b)	NM	(b)	(42)	(a)	(34)	(a)	(33)	(a)	(46)	(a)
CIB trading VaR	42		36		47		112		98		128		39		114		45		80
Credit portfolio VaR	12		10		14		22		18		29		13		20		13		26
Diversification benefit to CIB trading and credit portfolio VaR	(9)	(a)	NM	(b)	NM	(b)	(12)	(a)	NM	(b)	NM	(b)	(8)	(a)	(11)	(a)	(9)	(a)	(13)	(a)
Total CIB trading and credit portfolio VaR	45	(d)	40		50		122		108		142		44	(d)	123		49		93
Total other VaR
Mortgage Production and Mortgage Servicing VaR	10		8		14		17		13		26		9		16		15		14
Treasury and Chief Investment Office VaR	5		4		5		54	(c)	7		105		5		7		7		120	(c)
Other VaR	4		2		5		4		3		5		3		4		4		4
Diversification benefit to total other VaR	(8)	(a)	NM	(b)	NM	(b)	(14)	(a)	NM	(b)	NM	(b)	(7)	(a)	(9)	(a)	(10)	(a)	(12)	(a)
Total other VaR	11		9		15		61		18		106		10		18		16		126
Diversification benefit to total CIB and other VaR	(9)	(a)	NM	(b)	NM	(b)	(68)	(a)	NM	(b)	NM	(b)	(8)	(a)	(6)	(a)	(10)	(a)	(57)	(a)
Total VaR	$47		$42		$54		$115		$94		$135		$46		$135		$55		$162

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

(c)
Reference is made to the CIO credit portfolio on pages 69–70 of JPMorgan Chase’s 2012 Annual Report regarding the Firm’s restatement of its 2012 first quarter financial statements. The Treasury and CIO VaR amount has not been recalculated for the first quarter of 2012 to reflect the restatement.

(d)
Effective in the fourth quarter of 2012, CIB’s VaR includes the VaR of the former reportable business segments, Investment Bank and Treasury & Securities Services (“TSS”), which were combined to form the CIB business segment as a result of the reorganization of the Firm’s business segments. TSS VaR was not material and was previously classified within Total other VaR. Prior period VaR disclosures were not revised as a result of the business segment reorganization.

VaR measurement
CIB trading VaR includes substantially all market-making and client-driven activities as well as certain risk management activities in CIB, including credit spread sensitivity to CVA. For certain products, specific risk parameters are not captured in VaR due to the lack of inherent liquidity and availability of appropriate historical data. The Firm uses proxies to estimate the VaR for these and other products when daily time series are not available. It is likely that using an actual price-based time series for these products, if available, would affect the VaR results presented. The Firm uses alternative methods to capture and measure those risk parameters that are not otherwise captured in VaR, including economic-value stress testing, nonstatistical measures and risk identification for large exposures as described further below.

Credit portfolio VaR includes the derivative CVA, hedges of the CVA and hedges of the retained portfolio, which are reported in principal transactions revenue. Credit portfolio VaR does not include the retained loan portfolio, which is not reported at fair value.
Total other VaR includes certain positions employed as part of the Firm’s risk management function within Treasury and CIO, the Mortgage Production and Mortgage Servicing businesses, and Asset Management. Treasury and CIO VaR includes positions, primarily in securities and derivatives, which are measured at fair value through earnings. Mortgage Production and Mortgage Servicing VaR includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges. Other VaR includes Asset Management securities and derivatives, mainly used to hedge the Firm’s initial capital investments in products managed by Asset Management, such as mutual funds.

As noted above, Total VaR does not include the retained loan portfolio, which is not reported at fair value; however, it does include hedges of those positions, which are reported at fair value. It also does not include principal investments; and the investment securities portfolio managed by Treasury and CIO. These positions are primarily managed through the Firm’s nontrading interest rate-sensitive revenue-at-risk and other cash flow-monitoring processes, rather than by using a VaR measure. Principal investing activities (including mezzanine financing, tax-oriented investments, etc.) and private equity positions are managed using stress and scenario analyses and are not included in VaR. DVA on structured notes and derivative liabilities, which is applied to reflect the credit quality of the Firm is also not included in total VaR, see the DVA sensitivity table on page 101 of this Form 10-Q for further details. For a discussion of Corporate/Private Equity, see pages 50–52 of this Form 10-Q.
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
As presented in the table above, average total CIB trading and Credit portfolio VaR, and average Total VaR decreased for the three and nine months ended September 30, 2013, when compared with the respective 2012 periods. These decreases were primarily driven by reduced risk in the synthetic credit portfolio and lower market volatility across multiple asset classes.
During the third quarter of 2012, the Firm applied a new VaR model to calculate VaR for CIO’s synthetic credit portfolio that had been transferred to the CIB on July 2, 2012. (For further information, see Market Risk Management on page 166 of JPMorgan Chase’s 2012 Annual Report.) In the first quarter of 2013, in order to achieve consistency among like products within CIB and in conjunction with the implementation of Basel 2.5 requirements, the Firm moved CIO’s synthetic credit portfolio to an existing VaR model within the CIB. This change had an insignificant impact to the average fixed income VaR and average total CIB trading and credit portfolio VaR, and it had no impact to the average total VaR compared with the model used in the third and fourth quarters of 2012.

Average Treasury and CIO VaR for the three and nine months ended September 30, 2013, decreased from the comparable 2012 period, predominantly reflecting the reduction in and transfer of risk from CIO’s synthetic credit portfolio to the CIB on July 2, 2012. The index credit derivative positions retained by CIO were effectively closed out during the three months ended September 30, 2012.
Average Mortgage Production and Mortgage Servicing VaR for the three months ended September 30, 2013, compared with the same period in 2012, decreased due to reduced risk across these businesses. For the nine months ended September 30, 2013, average Mortgage Production and Mortgage Servicing VaR did not significantly change from the comparable 2012 period.
The Firm’s average Total VaR diversification benefit was $9 million or 16% of the sum for the three months ended September 30, 2013, compared with $68 million or 37% of the sum for the comparable 2012 period. The Firm’s average Total VaR diversification benefit was $10 million or 15% of the sum for the nine months ended September 30, 2013, compared with $57 million or 26% of the sum for the comparable 2012 period. In general, over the course of the year, VaR exposure can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR back-testing
The Firm conducts daily back-testing of VaR against its market risk-related revenue.
The following histogram illustrates the daily market risk-related gains and losses for positions included in the Firm’s VaR calculation for the nine months ended September 30, 2013. This market risk-related revenue is defined as the change in value of: principal transactions revenue for CIB, and Treasury and CIO; trading-related net interest income for CIB, Treasury and CIO, and Mortgage Production and Mortgage Servicing in CCB; CIB brokerage commissions, underwriting fees or other revenue; revenue from syndicated lending facilities that the Firm intends to distribute; mortgage fees and related income for the Firm’s mortgage pipeline and warehouse loans, MSRs, and all related hedges; and market-risk related revenue from Asset Management hedges. Daily firmwide market risk-related revenue excludes gains and losses from DVA.
The histogram shows that for nine months ended September 30, 2013, the Firm posted market risk-related gains on each of the 194 days in this period with three days exceeding $200 million; there were no loss days in the nine months ended September 30, 2013.

Daily Market Risk-Related Gains and Losses

Nine months ended September 30, 2013
Number of trading days
70
60
50
40
30
20
10
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
Stress scenarios are defined and reviewed by Market Risk, and significant changes are reviewed by the relevant Risk Committees, (For further details see Risk Governance, on pages 123–125 of JPMorgan Chase’s 2012 Annual Report). While most of these scenarios estimate losses based on significant market moves, such as an equity market collapse or credit crisis, the Firm also develops scenarios to quantify risk coming from specific portfolios or concentrations of risks, which attempt to capture certain idiosyncratic market movements. Scenarios may be redefined on an ongoing basis to reflect current market conditions. Ad hoc scenarios are run in response to specific market events or concerns. Furthermore, the Firm’s stress testing framework is utilized in calculating results under scenarios mandated by the Federal Reserve’s CCAR and ICAAP (“Internal Capital Adequacy Assessment Process”) processes.
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

Nontrading interest rate-sensitive revenue-at-risk (i.e., “earnings-at-risk”)
Interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits and issuing debt. The Firm’s Asset-Liability Committee (“ALCO”) reviews the Firm’s interest rate risk policies. Treasury and CIO, working in partnership with the lines of business, calculates the Firm’s nontrading interest rate risk profile weekly and reviews it with senior management. For further discussion on interest rate exposure, see Nontrading interest rate-sensitive revenue-at-risk (i.e., “earnings-at-risk”) on pages 168–169 of JPMorgan Chase’s 2012 Annual Report.
The Firm conducts simulations of changes in nontrading interest rate-sensitive revenue under a variety of interest rate scenarios. Earnings-at-risk scenarios estimate the potential change in this revenue, and the corresponding impact to the Firm’s pretax net interest income, over the following 12 months, utilizing multiple assumptions as described below. These scenarios highlight exposures to changes in interest rates, pricing strategies on deposits, optionality and changes in product mix. The scenarios include forecasted balance sheet changes, as well as prepayment and reinvestment behavior. Mortgage prepayment assumptions are based on current interest rates compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience. The amount and pricing assumptions of deposits and other products that have no stated maturity are based on historical performance, the competitive environment, customer behavior, and product mix.
Instantaneous changes in interest rates present a limited view of risk, and so a number of alternative scenarios are also reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s earnings-at-risk over a wide range of outcomes.

JPMorgan Chase’s 12-month pretax net interest income sensitivity profiles.
(Excludes the impact of trading activities and MSRs)
	Instantaneous change in rates
(in millions)	+200bps	+100bps	-100bps		-200bps
September 30, 2013	$4,092	$2,226	NM	(a)	NM	(a)
December 31, 2012	3,886	2,145	NM	(a)	NM	(a)

(a)
Downward 100- and 200-basis-points parallel shocks result in a federal funds target rate of zero and negative three- and six-month treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful.

The change in earnings-at-risk from December 31, 2012, resulted from repositioning the AFS securities portfolio, partially offset by higher expected deposit balances. The Firm’s benefit to rising rates is largely a result of reinvesting at higher yields and assets re-pricing at a faster pace than deposits.
Additionally, another interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month pretax net interest income benefit of $448 million. The increase in net interest income under this scenario reflects the Firm reinvesting at the higher long-term rates, with funding costs remaining unchanged.
Debit valuation adjustment sensitivity
The following table provides information about the gross sensitivity of DVA on structured notes and derivative liabilities to a one-basis-point increase in JPMorgan Chase’s credit spreads. This sensitivity represents the impact from a one-basis-point parallel shift in JPMorgan Chase’s entire credit curve. However, the sensitivity at a single point in time multiplied by the change in credit spread at a single maturity point may not be representative of the actual DVA gain or loss realized within a period. Actual results reflect the movement in credit spreads across various maturities, which typically do not move in a parallel fashion, and are the product of a constantly changing exposure profile, among other factors.

Debit valuation adjustment sensitivity
(in millions)	One basis-point increase in JPMorgan Chase’s credit spread
September 30, 2013	$33
December 31, 2012	34

COUNTRY RISK MANAGEMENT
For a discussion of the Firm’s Country Risk Management organization, and country risk identification, measurement, monitoring and control, see pages 170–173 of JPMorgan Chase’s 2012 Annual Report.
The Firm is exposed to country risk primarily through its wholesale lending, investing, and market-making activities, whether cross-border or locally funded. Country exposure includes activity with both government and private-sector entities in a country. Under the Firm’s internal country risk management approach, country exposure is reported based on the country where the majority of the assets of the obligor, counterparty, issuer or guarantor are located or where the majority of its revenue is derived, which may be different than the domicile (legal residence) of the obligor, counterparty, issuer or guarantor. Country exposures are generally measured by considering the Firm’s risk to an immediate default of the counterparty or obligor, with zero recovery. Assumptions are sometimes required in determining the measurement and allocation of country exposure, particularly in the case of certain tranched credit derivatives. Different measurement approaches or assumptions would affect the amount of reported country exposure.
The Firm’s internal country risk reporting differs from the reporting provided under FFIEC bank regulatory requirements as there are significant differences in reporting methodology, including with respect to the treatment of collateral received and the benefit of credit derivative protection. For further information on the FFIEC’s reporting methodology, see Cross-border outstandings on page 347 of JPMorgan Chase’s 2012 Form 10-K.
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.). The selection of countries is based solely on the Firm’s largest total exposures by country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any actual or potentially adverse credit conditions.

Top 20 country exposures
	September 30, 2013
(in billions)	Lending(a)	Trading and investing(b)(c)	Other(d)	Total exposure
United Kingdom	$23.1	$46.2	$0.9	$70.2
Germany	16.0	28.0	—	44.0
Netherlands	5.3	26.4	2.4	34.1
France	14.0	19.2	—	33.2
Australia	7.5	12.5	—	20.0
Canada	13.2	5.1	0.4	18.7
China	11.2	4.4	0.8	16.4
India	6.6	4.3	0.2	11.1
Brazil	5.5	5.5	—	11.0
Switzerland	6.8	2.1	1.3	10.2
Hong Kong	3.0	3.8	2.9	9.7
Korea	5.4	2.9	—	8.3
Sweden	2.6	4.4	0.2	7.2
Italy	2.5	4.3	—	6.8
Mexico	2.4	4.3	—	6.7
Singapore	3.6	1.9	0.7	6.2
Russia	5.3	0.8	—	6.1
Japan	3.8	1.2	—	5.0
Spain	3.2	1.6	—	4.8
Belgium	2.3	2.2	0.2	4.7

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

The following table presents the Firm’s direct exposure at September 30, 2013, to Spain, Italy, Ireland Portugal and Greece, as measured under the Firm’s internal country risk management approach. For individual exposures, corporate clients represent approximately 84% of the Firm’s non-sovereign exposure in these five countries, and substantially all of the remaining 16% of the non-sovereign exposure is to the banking sector.

September 30, 2013	Lending net of Allowance(a)	AFS securities(b)	Trading(c)	Derivative collateral(d)	Portfolio hedging(e)	Total exposure
(in billions)
Spain
Sovereign	$—	$0.5	$(0.2)	$—	$(0.1)	$0.2
Non-sovereign	3.2	—	3.6	(1.9)	(0.3)	4.6
Total Spain exposure	$3.2	$0.5	$3.4	$(1.9)	$(0.4)	$4.8

Italy
Sovereign	$—	$—	$8.4	$(1.0)	$(4.1)	$3.3
Non-sovereign	2.5	—	2.8	(1.3)	(0.5)	3.5
Total Italy exposure	$2.5	$—	$11.2	$(2.3)	$(4.6)	$6.8

Ireland
Sovereign	$—	$—	$—	$—	$(0.1)	$(0.1)
Non-sovereign	0.2	—	0.4	(0.1)	—	0.5
Total Ireland exposure	$0.2	$—	$0.4	$(0.1)	$(0.1)	$0.4

Portugal
Sovereign	$—	$—	$(0.1)	$—	$—	$(0.1)
Non-sovereign	0.5	—	0.8	(0.4)	—	0.9
Total Portugal exposure	$0.5	$—	$0.7	$(0.4)	$—	$0.8

Greece
Sovereign	$—	$—	$0.1	$—	$—	$0.1
Non-sovereign	0.1	—	0.5	(0.6)	—	—
Total Greece exposure	$0.1	$—	$0.6	$(0.6)	$—	$0.1

Total exposure	$6.5	$0.5	$16.3	$(5.3)	$(5.1)	$12.9

(a)
Lending includes loans and accrued interest receivable, deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit. Excludes intra-day and operating exposures, such as from settlement and clearing activities. Amounts are presented net of the allowance for credit losses of $104 million (Spain), $60 million (Italy), $3 million (Ireland), $21 million (Portugal), and $13 million (Greece) specifically attributable to these countries. Included $2.8 billion of unfunded lending exposure at September 30, 2013. These exposures consist typically of committed, but unused corporate credit agreements, with market-based lending terms and covenants.

(b)	The table above reflects AFS securities measured at fair value.

(c)
Primarily included: $14.1 billion of counterparty exposure on derivative and securities financings, $1.4 billion of issuer exposure on debt and equity securities. Net protection from credit derivatives is de minimus, primarily as a result of maturities in the synthetic credit portfolio during the second quarter of 2013. Securities financings of approximately $20.0 billion were collateralized with approximately $22.3 billion of cash and marketable securities as of September 30, 2013.

(d)	Includes cash and marketable securities pledged to the Firm, of which approximately 96% of the collateral was cash at September 30, 2013.

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

September 30, 2013	Trading			Portfolio hedging
(in billions)	Purchased	Sold	Net	Purchased	Sold	Net
Spain	$(101.2)	$101.8	$0.6	$(3.8)	$3.4	$(0.4)
Italy	(148.8)	149.9	1.1	(19.0)	14.4	(4.6)
Ireland	(7.3)	7.3	—	(0.2)	0.1	(0.1)
Portugal	(35.1)	35.1	—	(1.7)	1.7	—
Greece	(8.6)	8.6	—	(0.4)	0.4	—
Total	$(301.0)	$302.7	$1.7	$(25.1)	$20.0	$(5.1)

See pages 170–173 of JPMorgan Chase’s 2012 Annual Report for information regarding the measurement of credit derivatives under the Firm’s internal country risk management approach.
The credit derivatives reflected in the “Trading” column include those from the Firm’s market-making activities; net protection from credit derivatives was de minimus at September 30, 2013, primarily as a result of maturities in the synthetic credit portfolio managed by CIB beginning in July 2012.
The credit derivatives reflected in the “Portfolio hedging” column are predominantly single-name CDS used in the Firm’s credit portfolio management activities, which are intended to mitigate the credit risk associated with traditional lending activities and derivative counterparty exposure. The effectiveness of the Firm’s CDS protection as a hedge of the firm’s exposures may vary depending upon a number of factors, including the maturity of the Firm’s CDS protection, the named reference entity, and the contractual terms of the CDS. For further information about credit derivatives see Credit derivatives on pages 92–93, and in Note 5 on pages 143–144 of this Form 10-Q; and on pages 158–159, and Note 6 on pages 218–227 of JPMorgan Chase’s 2012 Annual Report.

The Firm’s net presentation of purchased and sold credit derivatives reflects the manner in which this exposure is managed, and reflects, in the Firm’s view, the substantial mitigation of market and counterparty credit risk in its credit derivative activities. Market risk is substantially mitigated because market-making activities, and to a lesser extent, hedging activities, often result in selling and purchasing protection related to the same underlying reference entity. For example, for each of the five named countries, as of September 30, 2013, the protection sold by the Firm was more than 93% offset by protection purchased on the identical reference entity.
In addition, counterparty credit risk has been substantially mitigated by the master netting and collateral agreements in place for these credit derivatives. As of September 30, 2013, 99% of the purchased protection presented in the table above is purchased under contracts that require posting of cash collateral; 90% is purchased from investment-grade counterparties domiciled outside of the selected European countries; and 68% of the protection purchased offsets protection sold on the identical reference entity, with the identical counterparty subject to a master netting agreement.

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
The Firm’s merchant banking business is managed in Corporate/Private Equity (for detailed information, see Private Equity portfolio on page 52 of this Form 10-Q); other lines of business may also conduct some principal investing activities, including investing in private equity positions, which are captured within their respective financial results.

OPERATIONAL RISK MANAGEMENT
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Among other risks, it includes legal risk - including litigation costs, settlements, and regulatory fines.
The lines of business are accountable for managing operational risks. Operational Risk is governed within each line of business and function through control committees. These committees have representation from the Oversight and Control Group, Firmwide Risk, business management, and other key control functions. Issues discussed at these committees are escalated as appropriate to the Firmwide Control Committee (“FCC”) for review.
For a discussion of JPMorgan Chase’s Operational Risk Management, see pages 175–176 of JPMorgan Chase’s 2012 Annual Report.
Cybersecurity
The Firm devotes significant resources to maintain and regularly update its systems and processes that are designed to protect the security of the Firm’s computer systems, software, networks and other technology assets against attempts by third parties to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. The Firm and several other U.S. financial institutions continue to experience significant distributed denial-of-

service attacks from technically sophisticated and well-resourced third parties which are intended to disrupt consumer online banking services. The Firm and several other financial institutions have also experienced data breaches, which, in certain instances, have resulted in unauthorized access to customer account data. These cyberattacks have not, to date, resulted in any material disruption of the Firm’s operations or material harm to the Firm’s customers, and have not had a material adverse effect on the Firm’s results of operations.
Third parties with which the Firm does business or that facilitate the Firm’s business activities (e.g., vendors, exchanges, clearing houses, central depositories, and financial intermediaries) could also be sources of cybersecurity risk to the Firm, including with respect to breakdowns or failures of their systems, misconduct by the employees of such parties, or cyberattacks which could affect their ability to deliver a product or service to the Firm or result in lost or compromised information of the Firm or its clients.
The Firm is working with appropriate government agencies and other businesses, including our own third-party service providers, to continue to enhance defenses and improve resiliency to cybersecurity threats.

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

Dividends
At September 30, 2013, JPMorgan Chase estimates that its banking subsidiaries could pay, in the aggregate, approximately $30 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

CRITICAL ACCOUNTING ESTIMATES USED BY THE FIRM
JPMorgan Chase’s accounting policies and use of estimates are integral to understanding its reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the appropriate carrying value of assets and liabilities. The Firm has established detailed policies and control procedures intended to ensure that estimation methods, including any judgments made as part of such methods, are well-controlled, independently reviewed and applied consistently from period-to-period. The methods used and judgments made reflect, among other factors, the nature of the assets or liabilities and the related business and risk management strategies, which may vary across the Firm’s businesses and portfolios. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm believes its estimates for determining the carrying value of its assets and liabilities are appropriate. The following is a brief description of the Firm’s critical accounting estimates involving significant judgment.
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained consumer and wholesale loan portfolios, as well as the Firm’s consumer and wholesale lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses inherent in the loan portfolio as of the balance sheet date. Similarly, the allowance for lending-related commitments is established to cover probable credit losses inherent in the lending-related commitments portfolio as of the balance sheet date. For further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Allowance for credit losses on pages 159–162 and Note 15 on pages 276–279 of JPMorgan Chase’s 2012 Annual Report; for amounts recorded as of September 30, 2013 and 2012, see Allowance for credit losses on pages 94–96 and Note 14 on page 178 of this Form 10-Q.
As noted in the discussion on pages 178–180 of JPMorgan Chase’s 2012 Annual Report, the Firm’s allowance for credit losses is sensitive to numerous factors, depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions could affect the Firm’s estimate of probable credit losses inherent in the portfolio at the balance sheet date. The purpose of the sensitivity analysis presented below is to provide an indication of the isolated impacts of hypothetical alternative assumptions on modeled loss estimates. The changes in the inputs are not intended to imply management’s expectation of future deterioration of those risk factors, nor are they intended to estimate changes in the overall allowance for loan losses. Actual changes in the allowance for loan losses may be influenced by other inputs and factors, and also would be influenced by the judgment management applies to its modeled loss estimates to reflect the uncertainty and imprecision of these modeled loss estimates based on then current circumstances and conditions.
Deterioration in the following inputs would have the following effects on the Firm’s modeled loss estimates as of September 30, 2013, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	For PCI loans, a combined 5% decline in housing prices and a 1% increase in unemployment from current levels could imply an increase to modeled credit loss estimates of approximately $1.4 billion.

•
For the residential real estate portfolio, excluding PCI loans, a combined 5% decline in housing prices and a 1% increase in unemployment from current levels could imply an increase to modeled annual loss estimates of approximately $250 million.

•	A 50 basis point deterioration in forecasted credit card loss rates could imply an increase to modeled annualized credit card loan loss estimates of approximately $600 million.

•	A one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale loan portfolio could imply an increase in the Firm’s modeled loss estimates of approximately $2.2 billion.
Management considers a variety of factors and inputs in estimating the allowance for credit losses. Changes in the above factors and inputs, as well as other factors and inputs considered by management, may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors may be directionally inconsistent, such that improvement in one factor may offset deterioration in other factors. In addition, it is difficult to predict how changes in specific economic conditions or assumptions would affect borrower behavior or other factors considered by management in estimating the allowance for credit losses. Given the process the Firm follows in evaluating the risk factors related to its loans, including risk ratings, home price assumptions, and credit card loss estimates, management believes that its current estimate of the allowance for credit loss is appropriate.
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

Assets measured at fair value
The following table includes the Firm’s assets measured at fair value and the portion of such assets that are classified within level 3 of the valuation hierarchy. For further information, see Note 3 on pages 116–130 of this
Form 10-Q.

September 30, 2013 (in billions, except ratio data)	Total assets at fair value	Total level 3 assets
Trading debt and equity instruments	$316.6	$24.0
Derivative receivables	66.8	18.6
Trading assets	383.4	42.6
AFS securities	352.0	2.5	(a)
Loans	2.1	2.0
MSRs	9.5	9.5
Private equity investments	8.4	7.8
Other	39.2	3.5
Total assets measured at fair value on a recurring basis	794.6	67.9
Total assets measured at fair value on a nonrecurring basis	2.2	2.0
Total assets measured at fair value	$796.8	$69.9
Total Firm assets	$2,463.3
Level 3 assets as a percentage of total Firm assets		2.8%	(a)
Level 3 assets as a percentage of total Firm assets at fair value		8.8%	(a)

(a)
Reflects $27.3 billion of collateralized loan obligations (“CLOs”) transferred from level 3 to level 2 during the three months ended March 31, 2013. For further discussion of the transfers, see Note 3 on pages 116–130 of this Form 10-Q.

Valuation
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Firm has established well-documented processes for determining fair value; for further details see Note 3 on pages 116–130 of this Form 10-Q. Fair value is based on quoted market prices, where available. If listed prices or quotes are not available for an instrument or a similar instrument, fair value is generally based on models that consider relevant transaction characteristics (such as maturity) and use as inputs market-based or independently sourced parameters.
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
In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs — including, for example, transaction details, yield curves, interest rates, prepayment rates, default rates, volatilities, correlations, equity or debt prices, valuations of comparable instruments, foreign exchange rates and credit curves. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s credit-worthiness, liquidity considerations, unobservable parameters, and for certain portfolios that meet specified criteria, the size of the net open risk position. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. For further discussion of the valuation of level 3 instruments, including unobservable inputs used, see Note 3 on pages 116–130 of this Form 10-Q.
Imprecision in estimating unobservable market inputs or other factors can affect the amount of gain or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with those of other market participants, the methods and assumptions used reflect management judgment and may vary across the Firm’s businesses and portfolios.
The Firm uses various methodologies and assumptions in the determination of fair value. The use of different methodologies or assumptions to those used by the Firm could result in a different estimate of fair value at the reporting date. For a detailed discussion of the Firm’s valuation process and hierarchy, and its determination of fair value for individual financial instruments, see Note 3 on pages 116–130 of this Form 10-Q.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on page 181 of JPMorgan Chase’s 2012 Annual Report.
During the nine months ended September 30, 2013, the Firm updated the discounted cash flow valuation of its mortgage lending business in CCB, which continues to have an elevated risk for goodwill impairment due to its exposure to U.S. consumer credit risk and the effects of economic, regulatory and legislative changes. The assumptions used in the valuation of this business include: (a) estimates of future cash flows for the business (which are dependent on outstanding loan balances, net interest margin, operating expense, credit losses and the amount of capital necessary given the risk of business activities to meet regulatory capital requirements), and (b) the cost of equity used to discount those cash flows to a present value. Each of these factors requires significant judgment and the assumptions used are based on management’s current best estimate and most current projections, including the anticipated effects of regulatory and legislative changes, derived from the Firm’s business forecasting process reviewed with senior management. These projections are consistent with the short-term assumptions discussed in the Business outlook on pages 8–9 of this Form 10-Q, and, in the longer term, incorporate a set of macroeconomic assumptions and the Firm’s best estimates of long-term growth and returns of its businesses. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates.
As of September 30, 2013, the estimated fair value of the Firm’s mortgage lending business within CCB did not exceed its carrying value; however, the implied fair value of the goodwill allocated to the mortgage lending business exceeded its carrying value. For its other businesses, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes and current estimated market cost of equity) and prior projections of business performance. Based upon the updated valuation of its mortgage lending business and reviews of its other businesses, the Firm concluded that goodwill allocated to all of its reporting units was not impaired at September 30, 2013.
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
For additional information on goodwill, see Note 16 on pages 186–189 of this Form 10-Q.
Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on page 182 of JPMorgan Chase’s 2012 Annual Report.
Litigation reserves
For a description of the significant estimates and judgments associated with establishing litigation reserves, see Note 23 on pages 201–209 of this Form 10-Q, and Note 31 on pages 316–325 of JPMorgan Chase’s 2012 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS
Inclusion of the Fed funds effective swap rate
In July 2013, the FASB issued guidance that amends the acceptable U.S. benchmark interest rates for hedge accounting involving interest rate risk. In addition to interest rates on direct U.S. Treasury obligations and the LIBOR swap rate, the guidance also permits the Overnight Index Swap Rate (“OIS”) to be designated as a benchmark interest rate for hedge accounting purposes. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. For further information on the Firm’s benchmark interest rate hedges, see Note 5 on pages 133–144 of this Form 10-Q.
Investment companies
In June 2013, the FASB issued guidance that clarifies the characteristics of an investment company and requires new disclosures for investment companies. Under the guidance, a company regulated under the Investment Company Act of 1940 is considered an investment company for accounting purposes. All other companies must meet all of the fundamental characteristics described in the guidance and consider other typical characteristics to qualify as an investment company. An investment company will be required to provide additional disclosures, including the fact that the company is an investment company, information about changes, if any, in a company’s status as an investment company, and information about financial support provided or contractually required to be provided by an investment company to any of its investees. The guidance will become effective in the first quarter of 2014. The Firm is currently evaluating this guidance to determine any potential effect on its consolidated financial statements.
Presentation of other comprehensive income
In February 2013, the FASB issued guidance that requires enhanced disclosures of any reclassifications out of accumulated other comprehensive income. The guidance was effective in the first quarter of 2013. The application of this guidance had no impact on the Firm’s Consolidated Balance Sheets or results of operations. For further infor-mation, see Note 19 on pages 191–192 of this Form 10-Q.
Balance sheet netting
In December 2011, the FASB issued guidance that requires enhanced disclosures about certain financial assets and liabilities that are subject to enforceable master netting agreements or similar agreements, or that have otherwise been offset on the balance sheet under certain specific conditions that permit net presentation. In January 2013, the FASB clarified that the scope of this guidance is limited to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The Firm adopted the new guidance effective the first quarter of 2013. The application of this guidance had no impact on the Firm’s Consolidated Balance Sheets or results of operations. For further information, see Notes 1, 5, and 12 on pages 115, 133–144, and 153–154, respectively, of this Form 10-Q.

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

•
Occurrence of natural or man-made disasters or calamities or conflicts, including any effect of any such disasters, calamities or conflicts on the Firm’s power generation facilities and the Firm’s other physical commodity-related activities;

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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2013	2012	2013	2012
Revenue
Investment banking fees	$1,507	$1,443	$4,669	$4,081
Principal transactions	2,662	2,047	10,183	4,342
Lending- and deposit-related fees	1,519	1,562	4,476	4,625
Asset management, administration and commissions	3,667	3,336	11,131	10,189
Securities gains(a)	26	458	659	2,008
Mortgage fees and related income	841	2,377	4,116	6,652
Credit card income	1,518	1,428	4,440	4,156
Other income	602	1,519	1,364	3,537
Noninterest revenue	12,342	14,170	41,038	39,590
Interest income	13,162	13,629	39,734	42,429
Interest expense	2,387	2,653	7,322	8,641
Net interest income	10,775	10,976	32,412	33,788
Total net revenue	23,117	25,146	73,450	73,378

Provision for credit losses	(543)	1,789	121	2,729

Noninterest expense
Compensation expense	7,325	7,503	23,758	23,543
Occupancy expense	947	973	2,752	3,014
Technology, communications and equipment expense	1,356	1,312	4,049	3,865
Professional and outside services	1,897	1,759	5,532	5,411
Marketing	588	607	1,755	1,929
Other expense	11,373	3,035	16,625	10,354
Amortization of intangibles	140	182	444	566
Total noninterest expense	23,626	15,371	54,915	48,682
Income before income tax expense	34	7,986	18,414	21,967
Income tax expense	414	2,278	5,769	6,375
Net income/(loss)	$(380)	$5,708	$12,645	$15,592
Net income/(loss) applicable to common stockholders	$(650)	$5,346	$11,656	$14,556
Net income/(loss) per common share data
Basic earnings per share	$(0.17)	$1.41	$3.08	$3.82
Diluted earnings per share	(0.17)	1.40	3.05	3.81

Weighted-average basic shares	3,767.0	3,803.3	3,789.2	3,810.4
Weighted-average diluted shares	3,767.0	3,813.9	3,820.9	3,822.6
Cash dividends declared per common share	$0.38	$0.30	$1.06	$0.90
(a)The following other-than-temporary impairment losses are included in securities gains for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Debt securities the Firm does not intend to sell that have credit losses
Total other-than-temporary impairment losses	$—	$—	$—	$(113)
Losses recorded in/(reclassified from) other comprehensive income	—	(2)	—	85
Total credit losses recognized in income	—	(2)	—	(28)
Securities the Firm intends to sell	(19)	(1)	(19)	(14)
Total other-than-temporary impairment losses recognized in income	$(19)	$(3)	$(19)	$(42)
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Net income/(loss)	$(380)	$5,708	$12,645	$15,592
Other comprehensive income/(loss), after-tax
Unrealized gains/(losses) on AFS securities	161	2,083	(3,570)	3,332
Translation adjustments, net of hedges	4	13	(47)	(49)
Cash flow hedges	69	23	(283)	61
Defined benefit pension and OPEB plans	20	35	188	138
Total other comprehensive income/(loss), after-tax	254	2,154	(3,712)	3,482
Comprehensive income/(loss)	$(126)	$7,862	$8,933	$19,074
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	Sep 30, 2013	Dec 31, 2012
Assets
Cash and due from banks	$30,664	$53,723
Deposits with banks	371,445	121,814
Federal funds sold and securities purchased under resale agreements (included $25,703 and $24,258 at fair value)	235,916	296,296
Securities borrowed (included $5,453 and $10,177 at fair value)	122,438	119,017
Trading assets (included assets pledged of $108,454 and $108,784)	383,348	450,028
Securities (included $352,040 and $371,145 at fair value and assets pledged of $59,480 and $71,167)	356,556	371,152
Loans (included $2,085 and $2,555 at fair value)	728,679	733,796
Allowance for loan losses	(17,571)	(21,936)
Loans, net of allowance for loan losses	711,108	711,860
Accrued interest and accounts receivable	66,269	60,933
Premises and equipment	14,876	14,519
Goodwill	48,100	48,175
Mortgage servicing rights	9,490	7,614
Other intangible assets	1,817	2,235
Other assets (included $16,441 and $16,458 at fair value and assets pledged of $1,938 and $1,127)	111,282	101,775
Total assets(a)	$2,463,309	$2,359,141
Liabilities
Deposits (included $6,782 and $5,733 at fair value)	$1,281,102	$1,193,593
Federal funds purchased and securities loaned or sold under repurchase agreements (included $5,983 and $4,388 at fair value)	218,728	240,103
Commercial paper	53,741	55,367
Other borrowed funds (included $12,603 and $11,591 at fair value)	30,436	26,636
Trading liabilities	148,119	131,918
Accounts payable and other liabilities (included $29 and $36 at fair value)	212,283	195,240
Beneficial interests issued by consolidated variable interest entities (included $1,822 and $1,170 at fair value)	48,858	63,191
Long-term debt (included $29,763 and $30,788 at fair value)	263,372	249,024
Total liabilities(a)	2,256,639	2,155,072
Commitments and contingencies (see Notes 21 and 23 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 1,115,750 and 905,750 shares)	11,158	9,058
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Capital surplus	93,555	94,604
Retained earnings	112,135	104,223
Accumulated other comprehensive income/(loss)	390	4,102
Shares held in RSU Trust, at cost (476,642 and 479,126 shares)	(21)	(21)
Treasury stock, at cost (345,744,615 and 300,981,690 shares)	(14,652)	(12,002)
Total stockholders’ equity	206,670	204,069
Total liabilities and stockholders’ equity	$2,463,309	$2,359,141

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at September 30, 2013, and December 31, 2012. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

(in millions)	Sep 30, 2013	Dec 31, 2012
Assets
Trading assets	$7,188	$11,966
Loans	69,432	82,723
All other assets	2,261	2,090
Total assets	$78,881	$96,779
Liabilities
Beneficial interests issued by consolidated variable interest entities	$48,858	$63,191
All other liabilities	1,030	1,244
Total liabilities	$49,888	$64,435
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At September 30, 2013, and December 31, 2012, the Firm provided limited program-wide credit enhancement of $2.6 billion and $3.1 billion, respectively, related to its Firm-administered multi-seller conduits, which are eliminated in consolidation. For further discussion, see Note 15 on pages 179–186 of this Form 10-Q.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Nine months ended September 30,
(in millions, except per share data)	2013	2012
Preferred stock
Balance at January 1	$9,058	$7,800
Issuance of preferred stock	3,900	1,258
Redemption of preferred stock	(1,800)	—
Balance at September 30	11,158	9,058
Common stock
Balance at January 1 and September 30	4,105	4,105
Capital surplus
Balance at January 1	94,604	95,602
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(1,025)	(909)
Other	(24)	(262)
Balance at September 30	93,555	94,431
Retained earnings
Balance at January 1	104,223	88,315
Net income	12,645	15,592
Dividends declared:
Preferred stock	(615)	(472)
Common stock ($1.06 and $0.90 per share)	(4,118)	(3,547)
Balance at September 30	112,135	99,888
Accumulated other comprehensive income
Balance at January 1	4,102	944
Other comprehensive income/(loss)	(3,712)	3,482
Balance at September 30	390	4,426
Shares held in RSU Trust, at cost
Balance at January 1 and September 30	(21)	(38)
Treasury stock, at cost
Balance at January 1	(12,002)	(13,155)
Purchase of treasury stock	(4,490)	(1,415)
Reissuance from treasury stock	1,840	2,393
Balance at September 30	(14,652)	(12,177)
Total stockholders’ equity	$206,670	$199,693
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Nine months ended September 30,
(in millions)	2013	2012
Operating activities
Net income	$12,645	$15,592
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	121	2,729
Depreciation and amortization	3,616	3,177
Amortization of intangibles	444	566
Deferred tax expense	2,640	755
Investment securities gains	(659)	(2,008)
Stock-based compensation	1,734	2,023
Originations and purchases of loans held-for-sale	(60,073)	(20,032)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	61,058	21,476
Net change in:
Trading assets	84,075	(2,763)
Securities borrowed	(3,410)	8,960
Accrued interest and accounts receivable	(3,487)	(683)
Other assets	(6,062)	(1,805)
Trading liabilities	6,867	8,112
Accounts payable and other liabilities	17,526	(2,584)
Other operating adjustments	(1,974)	(3,925)
Net cash provided by operating activities	115,061	29,590
Investing activities
Net change in:
Deposits with banks	(249,755)	(19,110)
Federal funds sold and securities purchased under resale agreements	60,033	(46,432)
Held-to-maturity securities:
Proceeds from paydowns and maturities	21	3
Purchases	(4,531)	—
Available-for-sale securities:
Proceeds from paydowns and maturities	69,892	84,716
Proceeds from sales	51,074	73,111
Purchases	(110,749)	(149,150)
Proceeds from sales and securitizations of loans held-for-investment	9,278	4,860
Other changes in loans, net	(11,899)	(16,110)
Net cash (used in)/received from business acquisitions or dispositions	(62)	90
All other investing activities, net	(2,403)	(1,699)
Net cash used in investing activities	(189,101)	(69,721)
Financing activities
Net change in:
Deposits	72,985	11,683
Federal funds purchased and securities loaned or sold under repurchase agreements	(21,322)	43,643
Commercial paper and other borrowed funds	1,624	5,687
Beneficial interests issued by consolidated variable interest entities	(10,956)	(4,312)
Proceeds from long-term borrowings and trust preferred securities	70,305	51,845
Payments of long-term borrowings and trust preferred securities	(53,532)	(70,685)
Excess tax benefits related to stock-based compensation	122	243
Proceeds from issuance of preferred stock	3,873	1,234
Redemption of preferred stock	(1,800)	—
Treasury stock and warrants repurchased	(4,490)	(1,653)
Dividends paid	(4,274)	(3,716)
All other financing activities, net	(1,486)	(348)
Net cash provided by financing activities	51,049	33,621
Effect of exchange rate changes on cash and due from banks	(68)	251
Net decrease in cash and due from banks	(23,059)	(6,259)
Cash and due from banks at the beginning of the period	53,723	59,602
Cash and due from banks at the end of the period	$30,664	$53,343
Cash interest paid	$7,275	$8,780
Cash income taxes paid, net	3,018	1,549
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 215–218 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small business, commercial banking, financial transaction processing, asset management and private equity. For a discussion of the Firm’s business segments, see Note 24 on pages 210–211 of this Form
10-Q.
The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the U.S. (“U.S. GAAP”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by regulatory authorities.
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
For further discussion on the Firm’s derivative instruments, see Note 5 on pages 133–144 of this Form 10-Q. For further discussion on the Firm’s repurchase and reverse repurchase agreements, and securities borrowing and lending agreements, see Note 12 on pages 153–154 of this Form 10‑Q.

Note 2 – Business changes and developments
Business events
Changes to preferred stock
On February 5, 2013, the Firm issued $900 million of noncumulative preferred stock. On April 23, 2013, the Firm issued $1.5 billion of noncumulative preferred stock. On July 29, 2013, the Firm issued $1.5 billion of noncumulative preferred stock.
The Firm redeemed all $1.8 billion of its outstanding 8.625% noncumulative preferred stock, Series J on September 1, 2013. For additional information on the Firm’s preferred stock, see Note 22 on page 300 of the Firm’s 2012 Annual Report.
Redemption of outstanding trust preferred securities
On May 8, 2013, the Firm redeemed approximately $5.0 billion, or 100% of the liquidation amount, of the following eight series of trust preferred securities: JPMorgan Chase Capital X, XI, XII, XIV, XVI, XIX, XXIV, and BANK ONE Capital VI. For a further discussion of trust preferred securities, see Note 21 on pages 297–299 of JPMorgan Chase’s 2012 Annual Report.
Increase in common stock dividend
On May 21, 2013, the Board of Directors increased the Firm’s quarterly common stock dividend from $0.30 per share to $0.38 per share, effective with the dividend paid on July 31, 2013, to shareholders of record on July 5, 2013.
One Equity Partners
As announced on June 14, 2013, One Equity Partners (“OEP”) will raise its next fund from an external group of limited partners and then become independent from JPMorgan Chase. Until it becomes independent from the Firm, OEP will continue to make direct investments for JPMorgan Chase, and thereafter continue to manage the then-existing group of portfolio companies for JPMorgan Chase to maximize value for the Firm.
Physical commodities businesses
On July 26, 2013, the Firm announced that it is pursuing strategic alternatives for its physical commodities businesses, including its remaining holdings of commodities assets and its physical trading operations. The Firm is exploring a full range of options, including but not limited to: a sale, spin off or strategic partnership. During this process, the Firm will continue to run its physical commodities business as a going concern. The Firm remains fully committed to its traditional banking activities in the commodities markets, including financial derivatives and the trading of precious metals, which are not part of these strategic alternatives.
Student loan business
The Firm has announced it intends to exit student loan originations.

Subsequent events
One Chase Manhattan Plaza
On October 17, 2013, the Firm entered into a $725 million agreement for the sale of One Chase Manhattan Plaza, an office building located in New York City. The transaction is anticipated to close in the fourth quarter of 2013.
Mortgage-backed securities settlements with the Federal Housing Finance Agency, Freddie Mac and Fannie Mae
On October 25, 2013, the Firm announced that it had reached an agreement to resolve all of its mortgage-backed securities (“MBS”) litigation with the Federal Housing Finance Agency (“FHFA”) as conservator for Freddie Mac and Fannie Mae for $4.0 billion. This settlement resolves the Firm’s largest MBS case and relates to approximately $33.8 billion of securities purchased by Fannie Mae and Freddie Mac from JPMorgan Chase, Bear Stearns and Washington Mutual. The Firm also simultaneously agreed to resolve, for $1.1 billion, GSE repurchase claims for breaches of representations and warranties on loans sold to the GSEs from 2000 to 2008, except for certain limited types of exposures. The settlement does not release the Firm’s liability with respect to its servicing obligations on the covered loans. For additional information see Note 23 on pages 201–209 of this Form 10-Q.

Note 3 – Fair value measurement
For a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 3 on pages 196–214 of JPMorgan Chase’s 2012 Annual Report.

The following table presents the asset and liabilities reported at fair value as of September 30, 2013, and December 31, 2012, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy					Netting adjustments
September 30, 2013 (in millions)	Level 1	Level 2		Level 3			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$25,703		$—		$—	$25,703
Securities borrowed	—	5,453		—		—	5,453
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	—	24,210		881		—	25,091
Residential – nonagency	—	1,800		613		—	2,413
Commercial – nonagency	—	997		314		—	1,311
Total mortgage-backed securities	—	27,007		1,808		—	28,815
U.S. Treasury and government agencies(a)	22,877	11,919		—		—	34,796
Obligations of U.S. states and municipalities	—	7,691		1,600		—	9,291
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,097		—		—	3,097
Non-U.S. government debt securities	28,703	22,990		79		—	51,772
Corporate debt securities	—	25,643		4,877		—	30,520
Loans(b)	—	22,973		11,991		—	34,964
Asset-backed securities	—	4,307		1,142		—	5,449
Total debt instruments	51,580	125,627		21,497		—	198,704
Equity securities	99,878	1,252		1,016		—	102,146
Physical commodities(c)	4,993	5,293		8		—	10,294
Other	—	3,955		1,461		—	5,416
Total debt and equity instruments(d)	156,451	136,127		23,982		—	316,560
Derivative receivables:
Interest rate	1,415	925,457		5,550		(903,076)	29,346
Credit	—	82,301		3,574		(83,773)	2,102
Foreign exchange	508	165,870		2,007		(154,880)	13,505
Equity	—	48,364		6,628		(42,041)	12,951
Commodity	320	38,317		791		(30,544)	8,884
Total derivative receivables(e)	2,243	1,260,309		18,550		(1,214,314)	66,788
Total trading assets	158,694	1,396,436		42,532		(1,214,314)	383,348
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	95,238		—		—	95,238
Residential – nonagency	—	64,705		716		—	65,421
Commercial – nonagency	—	14,363		310		—	14,673
Total mortgage-backed securities	—	174,306		1,026		—	175,332
U.S. Treasury and government agencies(a)	22,162	594		—		—	22,756
Obligations of U.S. states and municipalities	68	27,998		187		—	28,253
Certificates of deposit	—	947		—		—	947
Non-U.S. government debt securities	27,080	28,666		—		—	55,746
Corporate debt securities	—	25,196		—		—	25,196
Asset-backed securities:
Collateralized loan obligations	—	28,023		969		—	28,992
Other	—	11,620		324		—	11,944
Equity securities	2,874	—		—		—	2,874
Total available-for-sale securities	52,184	297,350		2,506		—	352,040
Loans	—	80		2,005		—	2,085
Mortgage servicing rights	—	—		9,490		—	9,490
Other assets:
Private equity investments(f)	538	—		7,818		—	8,356
All other	4,122	415		3,548		—	8,085
Total other assets	4,660	415		11,366		—	16,441
Total assets measured at fair value on a recurring basis	$215,538	$1,725,437	(g)	$67,899	(g)	$(1,214,314)	$794,560
Deposits	$—	$4,582		$2,200		$—	$6,782
Federal funds purchased and securities loaned or sold under repurchase agreements	—	5,983		—		—	5,983
Other borrowed funds	—	10,254		2,349		—	12,603
Trading liabilities:
Debt and equity instruments(d)	65,932	21,306		96		—	87,334
Derivative payables:
Interest rate	1,978	894,827		2,875		(883,287)	16,393
Credit	—	81,435		3,077		(81,979)	2,533
Foreign exchange	492	180,254		3,212		(167,089)	16,869
Equity	—	50,333		8,566		(43,088)	15,811
Commodity	482	39,488		844		(31,635)	9,179
Total derivative payables(e)	2,952	1,246,337		18,574		(1,207,078)	60,785
Total trading liabilities	68,884	1,267,643		18,670		(1,207,078)	148,119
Accounts payable and other liabilities	—	—		29		—	29
Beneficial interests issued by consolidated VIEs	—	776		1,046		—	1,822
Long-term debt	—	19,951		9,812		—	29,763
Total liabilities measured at fair value on a recurring basis	$68,884	$1,309,189		$34,106		$(1,207,078)	$205,101

	Fair value hierarchy					Netting adjustments
December 31, 2012 (in millions)	Level 1	Level 2		Level 3			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$24,258		$—		$—	$24,258
Securities borrowed	—	10,177		—		—	10,177
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	—	36,240		498		—	36,738
Residential – nonagency	—	1,509		663		—	2,172
Commercial – nonagency	—	1,565		1,207		—	2,772
Total mortgage-backed securities	—	39,314		2,368		—	41,682
U.S. Treasury and government agencies(a)(h)	15,170	7,255		—		—	22,425
Obligations of U.S. states and municipalities	—	16,726		1,436		—	18,162
Certificates of deposit, bankers’ acceptances and commercial paper	—	4,759		—		—	4,759
Non-U.S. government debt securities(h)	26,095	44,028		67		—	70,190
Corporate debt securities(h)	—	31,882		5,308		—	37,190
Loans(b)	—	30,754		10,787		—	41,541
Asset-backed securities	—	4,182		3,696		—	7,878
Total debt instruments	41,265	178,900		23,662		—	243,827
Equity securities	106,898	2,687		1,114		—	110,699
Physical commodities(c)	10,107	6,066		—		—	16,173
Other	—	3,483		863		—	4,346
Total debt and equity instruments(d)	158,270	191,136		25,639		—	375,045
Derivative receivables:
Interest rate(h)	476	1,295,474		6,617		(1,263,362)	39,205
Credit	—	93,821		6,489		(98,575)	1,735
Foreign exchange(h)	450	171,439		3,051		(160,798)	14,142
Equity(h)	—	37,741		4,921		(33,396)	9,266
Commodity(h)	316	42,331		1,155		(33,167)	10,635
Total derivative receivables(e)	1,242	1,640,806		22,233		(1,589,298)	74,983
Total trading assets	159,512	1,831,942		47,872		(1,589,298)	450,028
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	98,388		—		—	98,388
Residential – nonagency	—	74,189		450		—	74,639
Commercial – nonagency	—	12,948		255		—	13,203
Total mortgage-backed securities	—	185,525		705		—	186,230
U.S. Treasury and government agencies(a)(h)	11,089	1,041		—		—	12,130
Obligations of U.S. states and municipalities	35	21,489		187		—	21,711
Certificates of deposit	—	2,783		—		—	2,783
Non-U.S. government debt securities(h)	29,556	36,488		—		—	66,044
Corporate debt securities	—	38,609		—		—	38,609
Asset-backed securities:
Collateralized loan obligations	—	—		27,896		—	27,896
Other	—	12,843		128		—	12,971
Equity securities	2,733	38		—		—	2,771
Total available-for-sale securities	43,413	298,816		28,916		—	371,145
Loans	—	273		2,282		—	2,555
Mortgage servicing rights	—	—		7,614		—	7,614
Other assets:
Private equity investments(f)	578	—		7,181		—	7,759
All other	4,188	253		4,258		—	8,699
Total other assets	4,766	253		11,439		—	16,458
Total assets measured at fair value on a recurring basis	$207,691	$2,165,719	(g)	$98,123	(g)	$(1,589,298)	$882,235
Deposits	$—	$3,750		$1,983		$—	$5,733
Federal funds purchased and securities loaned or sold under repurchase agreements	—	4,388		—		—	4,388
Other borrowed funds	—	9,972		1,619		—	11,591
Trading liabilities:
Debt and equity instruments(d)(h)	47,469	13,588		205		—	61,262
Derivative payables:
Interest rate(h)	490	1,256,934		3,295		(1,235,813)	24,906
Credit	—	95,411		4,616		(97,523)	2,504
Foreign exchange(h)	428	183,308		4,801		(169,936)	18,601
Equity(h)	—	37,807		6,727		(32,715)	11,819
Commodity(h)	176	46,565		901		(34,816)	12,826
Total derivative payables(e)	1,094	1,620,025		20,340		(1,570,803)	70,656
Total trading liabilities	48,563	1,633,613		20,545		(1,570,803)	131,918
Accounts payable and other liabilities	—	—		36		—	36
Beneficial interests issued by consolidated VIEs	—	245		925		—	1,170
Long-term debt	—	22,312		8,476		—	30,788
Total liabilities measured at fair value on a recurring basis	$48,563	$1,674,280		$33,584		$(1,570,803)	$185,624

(a)
At September 30, 2013, and December 31, 2012, included total U.S. government-sponsored enterprise obligations of $106.2 billion and $119.4 billion, respectively, which were predominantly mortgage-related.

(b)
At September 30, 2013, and December 31, 2012, included within trading loans were $18.1 billion and $26.4 billion, respectively, of residential first-lien mortgages, and $3.0 billion and $2.2 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $9.3 billion and $17.4 billion, respectively, and reverse mortgages of $3.6 billion and $4.0 billion, respectively.

(c)
Physical commodities inventories are generally accounted for at the lower of cost or market. “Market” is a term defined in U.S. GAAP as not exceeding fair value less costs to sell (“transaction costs”). Transaction costs for the Firm’s physical commodities inventories are either not applicable or immaterial to the value of the inventory. Therefore, market approximates fair value for the Firm’s physical commodities inventories. When fair value hedging has been applied (or when market is below cost), the carrying value of physical commodities approximates fair value, because under fair value hedge accounting, the cost basis is adjusted for changes in fair value. For a further discussion of the Firm’s hedge accounting relationships, see Note 5 on pages 133–144 of this Form 10-Q. To provide consistent fair value disclosure information, all physical commodities inventories have been included in each period presented.

(d)
Balances reflect the reduction of securities owned (long positions) by the amount of securities sold but not yet purchased (short positions) when the long and short positions have identical Committee on Uniform Security Identification Procedures numbers (“CUSIPs”).

(e)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivables and payables balances would be $7.4 billion and $7.4 billion at September 30, 2013, and December 31, 2012, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(f)
Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost basis of the private equity investment portfolio totaled $8.8 billion and $8.4 billion at September 30, 2013, and December 31, 2012, respectively.

(g)
Includes investments in hedge funds, private equity funds, real estate and other funds that do not have readily determinable fair values. The Firm uses net asset value per share when measuring the fair value of these investments. At September 30, 2013, and December 31, 2012, the fair values of these investments were $3.7 billion and $4.9 billion, respectively, of which $1.0 billion and $1.1 billion, respectively were classified in level 2, and $2.7 billion and $3.8 billion, respectively, in level 3.

(h)	The prior period amounts have been revised. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three and nine months ended September 30, 2013 and 2012, there were no significant transfers between levels 1 and 2, and from level 2 into level 3.
During the three months ended March 31, 2013, certain highly rated CLOs, including $27.3 billion held in the Firm’s available-for-sale (“AFS”) securities portfolio and $1.3 billion held in the trading portfolio, were transferred from Level 3 to Level 2, based on increased liquidity and price transparency.
For the nine months ended September 30, 2012, transfers from level 3 into level 2 included $1.2 billion of derivative payables based on increased observability of certain structured equity derivatives and $1.6 billion of long-term debt due to increased observability of certain equity structured notes.
All transfers are assumed to occur at the beginning of the quarterly reporting period in which they occur.
Level 3 valuations
The Firm has established well-documented processes for determining fair value, including for instruments where fair value is estimated using significant unobservable inputs (level 3). For further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments, see Note 3 on pages 196–214 of JPMorgan Chase’s 2012 Annual Report.
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
Where provided, the weighted averages of the input values presented in the table are calculated based on the fair value of the instruments that the input is being used to value. In the Firm’s view, the input range and the weighted average value do not reflect the degree of input uncertainty or an assessment of the reasonableness of the Firm’s estimates and assumptions. Rather, they reflect the characteristics of the various instruments held by the Firm and the relative distribution of instruments within the range of characteristics. The input range and weighted average values will therefore vary from period-to-period and parameter to parameter based on the characteristics of the instruments held by the Firm at each balance sheet date.
For the Firm’s derivatives and structured notes positions classified within level 3, the equity and interest rate correlation inputs used in estimating fair value were concentrated at the upper end of the range presented, while the credit correlation inputs were distributed across the range presented and the foreign exchange correlation inputs were concentrated at the lower end of the range presented. In addition, the equity and interest rate volatility inputs used in estimating fair value were concentrated at the upper end of the range presented, while commodities volatilities were concentrated at the lower end of the range.

Level 3 inputs(a)
September 30, 2013 (in millions, except for ratios and basis points)
Product/Instrument	Fair value	Principal valuation technique	Unobservable inputs	Range of input values			Weighted average
Residential mortgage-backed securities and loans	$10,949	Discounted cash flows	Yield	3%	-	31%	7%
			Prepayment speed	0%	-	31%	7%
			Conditional default rate	0%	-	100%	16%
			Loss severity	0%	-	80%	13%
Commercial mortgage-backed securities and loans(b)	1,454	Discounted cash flows	Yield	4%	-	28%	10%
			Conditional default rate	0%	-	100%	5%
			Loss severity	0%	-	40%	38%
Corporate debt securities, obligations of U.S. states and municipalities, and other	12,944	Discounted cash flows	Credit spread	115 bps	-	187 bps	140 bps
			Yield	1%	-	37%	10%
	5,270	Market comparables	Price	3	-	145	94
Net interest rate derivatives	2,675	Option pricing	Interest rate correlation	(75)%	-	94%
			Interest rate spread volatility	0%	-	60%
Net credit derivatives(b)	497	Discounted cash flows	Credit correlation	34%	-	90%
Net foreign exchange derivatives	(1,205)	Option pricing	Foreign exchange correlation	35%	-	75%
Net equity derivatives	(1,938)	Option pricing	Equity volatility	20%	-	55%
Net commodity derivatives	(53)	Option pricing	Commodity volatility	24%	-	42%
Collateralized loan obligations	969	Discounted cash flows	Credit spread	150 bps	-	800 bps	270 bps
			Prepayment speed	15%	-	20%	19%
			Conditional default rate	2%			2%
			Loss severity	40%			40%
	455	Market comparables	Price	0	-	117	86
Mortgage servicing rights (“MSRs”)	9,490	Discounted cash flows	Refer to Note 16 on pages 186–189 of this Form 10-Q.
Private equity direct investments	6,075	Market comparables	EBITDA multiple	3.8x	-	12.3x	8.0x
			Liquidity adjustment	0%	-	48%	15%
Private equity fund investments(c)	1,743	Net asset value	Net asset value(e)
Long-term debt, other borrowed funds, and deposits(d)	13,220	Option pricing	Interest rate correlation	(75)%	-	94%
			Foreign exchange correlation	0%	-	75%
			Equity correlation	(50)%	-	85%
	1,141	Discounted cash flows	Credit correlation	34%	-	85%

(a)	The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated Balance Sheets.

(b)
The unobservable inputs and associated input ranges for approximately $865 million of credit derivative receivables and $784 million of credit derivative payables with underlying mortgage risk have been included in the inputs and ranges provided for commercial mortgage-backed securities and loans.

(c)	As of September 30, 2013, $708 million of private equity fund exposure was carried at a discount to net asset value per share.

(d)
Long-term debt, other borrowed funds and deposits include structured notes issued by the Firm that are predominantly financial instruments containing embedded derivatives. The estimation of the fair value of structured notes is predominantly based on the derivative features embedded within the instruments. The significant unobservable inputs are broadly consistent with those presented for derivative receivables.

(e)	The range has not been disclosed due to the wide range of possible values given the diverse nature of the underlying investments.

Changes in and ranges of unobservable inputs
For a discussion of the impact on fair value of changes in unobservable inputs and the relationships between unobservable inputs as well as a description of attributes of the underlying instruments and external market factors that affect the range of inputs used in the valuation of the Firm’s positions see Note 3 on pages 196–214 of JPMorgan Chase’s 2012 Annual Report.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated Balance Sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and nine months ended September 30, 2013 and 2012. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2013 (in millions)	Fair value at July 1, 2013	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at September 30, 2013	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2013
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$901	$(21)		$33	$(9)		$(23)	$—	$881	$(14)
Residential – nonagency	615	61		146	(185)		(24)	—	613	43
Commercial – nonagency	1,271	239		162	(1,224)		(134)	—	314	1
Total mortgage-backed securities	2,787	279		341	(1,418)		(181)	—	1,808	30
Obligations of U.S. states and municipalities	1,221	(5)		419	(32)		(3)	—	1,600	1
Non-U.S. government debt securities	136	(9)		368	(415)		(1)	—	79	(6)
Corporate debt securities	5,735	(22)		584	(1,413)		(41)	34	4,877	15
Loans	10,940	515		2,873	(1,610)		(595)	(132)	11,991	470
Asset-backed securities	1,428	2		262	(427)		(108)	(15)	1,142	5
Total debt instruments	22,247	760		4,847	(5,315)		(929)	(113)	21,497	515
Equity securities	1,039	19		32	(54)		(3)	(17)	1,016	105
Physical commodities	16	—		—	(8)		—	—	8	—
Other	1,105	81		419	(74)		(70)	—	1,461	71
Total trading assets – debt and equity instruments	24,407	860	(c)	5,298	(5,451)		(1,002)	(130)	23,982	691	(c)
Net derivative receivables:(a)
Interest rate	2,101	548		160	(68)		(26)	(40)	2,675	382
Credit	921	(271)		5	(11)		(146)	(1)	497	(259)
Foreign exchange	(1,218)	(122)		6	(4)		135	(2)	(1,205)	(252)
Equity	(2,291)	690		464	(574)		(535)	308	(1,938)	(572)
Commodity	71	83		—	—		(248)	41	(53)	(44)
Total net derivative receivables	(416)	928	(c)	635	(657)		(820)	306	(24)	(745)	(c)
Available-for-sale securities:
Asset-backed securities	1,125	2		179	—		(13)	—	1,293	2
Other	824	8		361	(4)		(6)	30	1,213	8
Total available-for-sale securities	1,949	10	(d)	540	(4)		(19)	30	2,506	10	(d)
Loans	1,843	78	(c)	286	(86)		(116)	—	2,005	63	(c)
Mortgage servicing rights	9,335	(93)	(e)	534	—		(286)	—	9,490	(93)	(e)
Other assets:
Private equity investments	7,105	469	(c)	419	(161)		(14)	—	7,818	521	(c)
All other	3,680	6	(f)	42	(27)		(153)	—	3,548	(4)	(f)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2013 (in millions)	Fair value at July 1, 2013	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at September 30, 2013	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2013
				Purchases(g)	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$2,190	$(2)	(c)	$—	$—	$334	$(26)	$(296)	$2,200	$(3)	(c)
Other borrowed funds	2,673	9	(c)	—	—	1,405	(1,823)	85	2,349	64	(c)
Trading liabilities – debt and equity instruments	104	(6)	(c)	(118)	130	—	(14)	—	96	(9)	(c)
Accounts payable and other liabilities	32	—		—	—	—	(3)	—	29	—
Beneficial interests issued by consolidated VIEs	863	71	(c)	—	—	145	(33)	—	1,046	47	(c)
Long-term debt	9,202	403	(c)	—	—	1,645	(1,393)	(45)	9,812	290	(c)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2012 (in millions)	Fair value at July 1, 2012	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at September 30, 2012	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2012
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$70	$(10)		$—	$—		$—	$—	$60	$(3)
Residential – nonagency	671	54		155	(168)		(45)	(1)	666	36
Commercial – nonagency	1,357	22		56	(42)		(26)	—	1,367	26
Total mortgage-backed securities	2,098	66		211	(210)		(71)	(1)	2,093	59
Obligations of U.S. states and municipalities	1,459	(1)		6	(56)		—	—	1,408	—
Non-U.S. government debt securities	70	(2)		130	(140)		(1)	—	57	(4)
Corporate debt securities	5,234	(1)		1,532	(1,380)		(242)	(5)	5,138	52
Loans	10,915	392		1,119	(684)		(1,102)	6	10,646	299
Asset-backed securities	6,809	135		634	(2,053)		(125)	—	5,400	126
Total debt instruments	26,585	589		3,632	(4,523)		(1,541)	—	24,742	532
Equity securities	1,236	(11)		135	(147)		(41)	4	1,176	(27)
Other	955	47		8	(49)		(19)	—	942	40
Total trading assets – debt and equity instruments	28,776	625	(c)	3,775	(4,719)		(1,601)	4	26,860	545	(c)
Net derivative receivables:(a)
Interest rate	3,692	2,317		89	(82)		(2,311)	(14)	3,691	1,295
Credit	4,448	(1,491)		18	(38)		(327)	—	2,610	(1,395)
Foreign exchange	(1,488)	(263)		33	(5)		(24)	(44)	(1,791)	(205)
Equity	(1,983)	(118)		426	(564)		52	(10)	(2,197)	(180)
Commodity	17	(392)		11	(1)		313	49	(3)	(163)
Total net derivative receivables	4,686	53	(c)	577	(690)		(2,297)	(19)	2,310	(648)	(c)
Available-for-sale securities:
Asset-backed securities	25,692	168		1,334	(24)		(811)	—	26,359	167
Other	622	1		406	—		(10)	—	1,019	1
Total available-for-sale securities	26,314	169	(d)	1,740	(24)		(821)	—	27,378	168	(d)
Loans	2,520	110	(c)	494	—		(854)	63	2,333	101	(c)
Mortgage servicing rights	7,118	(329)	(e)	606	(23)		(292)	—	7,080	(329)	(e)
Other assets:
Private equity investments	6,702	23	(c)	762	(93)		(290)	—	7,104	(77)	(c)
All other	4,448	7	(f)	90	(53)		(129)	—	4,363	6	(f)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2012 (in millions)	Fair value at July 1, 2012	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at September 30, 2012	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2012
				Purchases(g)	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$1,876	$58	(c)	$—	$—	$240	$(88)	$(113)	$1,973	$45	(c)
Other borrowed funds	1,107	71	(c)	—	—	374	(421)	196	1,327	156	(c)
Trading liabilities – debt and equity instruments	360	8	(c)	(583)	377	—	1	—	163	6	(c)
Accounts payable and other liabilities	42	—		—	—	—	(4)	—	38	—
Beneficial interests issued by consolidated VIEs	745	88	(c)	—	—	153	(84)	—	902	39	(c)
Long-term debt	8,856	647	(c)	—	—	647	(1,666)	(12)	8,472	762	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2013 (in millions)	Fair value at January 1, 2013	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at September 30, 2013	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2013
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$498	$119		$426	$(88)		$(74)	$—	$881	$143
Residential – nonagency	663	373		580	(925)		(73)	(5)	613	185
Commercial – nonagency	1,207	114		601	(1,402)		(206)	—	314	(5)
Total mortgage-backed securities	2,368	606		1,607	(2,415)		(353)	(5)	1,808	323
Obligations of U.S. states and municipalities	1,436	13		472	(115)		(206)	—	1,600	23
Non-U.S. government debt securities	67	2		1,002	(1,097)		(5)	110	79	1
Corporate debt securities	5,308	(146)		5,762	(4,931)		(1,488)	372	4,877	104
Loans	10,787	384		8,281	(5,360)		(1,986)	(115)	11,991	127
Asset-backed securities	3,696	161		1,302	(1,961)		(255)	(1,801)	1,142	173
Total debt instruments	23,662	1,020		18,426	(15,879)		(4,293)	(1,439)	21,497	751
Equity securities	1,114	10		236	(202)		(68)	(74)	1,016	3
Physical commodities	—	—		—	(8)		—	16	8	—
Other	863	168		545	(94)		(151)	130	1,461	215
Total trading assets – debt and equity instruments	25,639	1,198	(c)	19,207	(16,183)		(4,512)	(1,367)	23,982	969	(c)
Net derivative receivables(a):
Interest rate	3,322	979		275	(193)		(1,873)	165	2,675	155
Credit	1,873	(1,095)		55	(12)		(335)	11	497	(1,128)
Foreign exchange	(1,750)	(77)		(1)	(7)		648	(18)	(1,205)	(276)
Equity	(1,806)	1,203		1,685	(1,880)		(1,345)	205	(1,938)	499
Commodity	254	736		11	(3)		(1,102)	51	(53)	125
Total net derivative receivables	1,893	1,746	(c)	2,025	(2,095)		(4,007)	414	(24)	(625)	(c)
Available-for-sale securities:
Asset-backed securities	28,024	7		579	—		(57)	(27,260)	1,293	7
Other	892	(1)		368	(17)		(59)	30	1,213	13
Total available-for-sale securities	28,916	6	(d)	947	(17)		(116)	(27,230)	2,506	20	(d)
Loans	2,282	49	(c)	614	(142)		(798)	—	2,005	(47)	(c)
Mortgage servicing rights	7,614	1,254	(e)	1,873	(418)		(833)	—	9,490	1,254	(e)
Other assets:
Private equity investments	7,181	634	(c)	622	(264)		(355)	—	7,818	322	(c)
All other	4,258	(19)	(f)	177	(322)		(546)	—	3,548	(55)	(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2013 (in millions)	Fair value at January 1, 2013	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at September 30, 2013	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2013
				Purchases(g)	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$1,983	$(107)	(c)	$—	$—	$946	$(183)	$(439)	$2,200	$(38)	(c)
Other borrowed funds	1,619	(260)	(c)	—	—	5,556	(4,742)	176	2,349	(192)	(c)
Trading liabilities – debt and equity instruments	205	(74)	(c)	(1,977)	2,136	—	(48)	(146)	96	(12)	(c)
Accounts payable and other liabilities	36	1	(f)	—	—	—	(8)	—	29	1	(f)
Beneficial interests issued by consolidated VIEs	925	96	(c)	—	—	196	(171)	—	1,046	(18)	(c)
Long-term debt	8,476	(502)	(c)	—	—	5,378	(2,996)	(544)	9,812	(440)	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2012 (in millions)	Fair value at January 1, 2012	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at September 30, 2012	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2012
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$86	$(31)		$5	$—		$—	$—	$60	$(11)
Residential – nonagency	796	105		334	(426)		(120)	(23)	666	67
Commercial – nonagency	1,758	(25)		186	(371)		(81)	(100)	1,367	(14)
Total mortgage-backed securities	2,640	49		525	(797)		(201)	(123)	2,093	42
Obligations of U.S. states and municipalities	1,619	(2)		335	(540)		(4)	—	1,408	(8)
Non-U.S. government debt securities	104	1		473	(500)		(21)	—	57	(3)
Corporate debt securities	6,373	204		5,468	(4,085)		(2,447)	(375)	5,138	301
Loans	12,209	687		3,332	(1,976)		(3,032)	(574)	10,646	404
Asset-backed securities	7,965	147		1,912	(3,987)		(638)	1	5,400	88
Total debt instruments	30,910	1,086		12,045	(11,885)		(6,343)	(1,071)	24,742	824
Equity securities	1,177	(88)		247	(204)		(54)	98	1,176	(44)
Other	880	201		58	(97)		(100)	—	942	203
Total trading assets – debt and equity instruments	32,967	1,199	(c)	12,350	(12,186)		(6,497)	(973)	26,860	983	(c)
Net derivative receivables(a):
Interest rate	3,561	5,672		389	(180)		(5,366)	(385)	3,691	1,564
Credit	7,732	(3,677)		122	(81)		(1,487)	1	2,610	(3,098)
Foreign exchange	(1,263)	(768)		78	(183)		395	(50)	(1,791)	(691)
Equity	(3,105)	47		1,279	(1,642)		151	1,073	(2,197)	(537)
Commodity	(687)	(472)		50	64		958	84	(3)	(280)
Total net derivative receivables	6,238	802	(c)	1,918	(2,022)		(5,349)	723	2,310	(3,042)	(c)
Available-for-sale securities:
Asset-backed securities	24,958	(168)		4,504	(1,171)		(1,880)	116	26,359	(183)
Other	528	33		667	(113)		(96)	—	1,019	8
Total available-for-sale securities	25,486	(135)	(d)	5,171	(1,284)		(1,976)	116	27,378	(175)	(d)
Loans	1,647	686	(c)	1,201	—		(1,345)	144	2,333	678	(c)
Mortgage servicing rights	7,223	(852)	(e)	1,705	(23)		(973)	—	7,080	(852)	(e)
Other assets:
Private equity investments	6,751	310	(c)	1,221	(335)		(797)	(46)	7,104	348	(c)
All other	4,374	(216)	(f)	722	(145)		(372)	—	4,363	(215)	(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2012 (in millions)	Fair value at January 1, 2012	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at September 30, 2012	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2012
				Purchases(g)	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$1,418	$224	(c)	$—	$—	$948	$(320)	$(297)	$1,973	$237	(c)
Other borrowed funds	1,507	62	(c)	—	—	1,183	(1,599)	174	1,327	118	(c)
Trading liabilities – debt and equity instruments	211	(9)	(c)	(1,983)	1,976	—	(27)	(5)	163	(4)	(c)
Accounts payable and other liabilities	51	—		—	—	—	(13)	—	38	1	(f)
Beneficial interests issued by consolidated VIEs	791	135	(c)	—	—	207	(231)	—	902	34	(c)
Long-term debt	10,310	595	(c)	—	—	2,521	(3,832)	(1,122)	8,472	664	(c)

(a)	All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.

(b)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 17% and 18% at September 30, 2013, and December 31, 2012, respectively.

(c)
Predominantly reported in principal transactions revenue, except for changes in fair value for Consumer & Community Banking (“CCB”) mortgage loans, lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.

(d)
Realized gains/(losses) on available-for-sale (“AFS”) securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains/(losses) are reported in OCI. Realized gains/(losses) and foreign exchange remeasurement adjustments recorded in income on AFS securities were $18 million and $83 million for the three months ended September 30, 2013 and 2012, and $3 million and $(81) million for the nine months ended September 30, 2013 and 2012, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $(8) million and $86 million for the three months ended September 30, 2013 and 2012, and $3 million and $(54) million for the nine months ended September 30, 2013 and 2012, respectively.

(e)	Changes in fair value for CCB mortgage servicing rights are reported in mortgage fees and related income.

(f)	Predominantly reported in other income.

(g)	Loan originations are included in purchases.

(h)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur.

Level 3 analysis
Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 2.8% of total Firm assets at September 30, 2013. The following describes significant changes to level 3 assets since December 31, 2012, for those items measured at fair value on a recurring basis. For further information on changes impacting items measured at fair value on a nonrecurring basis, see Assets and liabilities measured at fair value on a nonrecurring basis on page 128 of this Form 10-Q.
Three months ended September 30, 2013
Level 3 assets were $67.9 billion at September 30, 2013, reflecting an increase of $2.2 billion from June 30, 2013, due to the following:

•	$1.1 billion increase in derivative receivables largely driven by a $1.6 billion increase in equity derivative receivables due to client-driven market-making activity;

•
$425 million decrease in trading assets - debt and equity instruments, largely driven by net sales of nonagency commercial mortgage-backed and corporate debt securities, partially offset by net purchases of trading loans.

Nine months ended September 30, 2013
Level 3 assets decreased by $30.2 billion in the first nine months of 2013, due to the following:

•
$26.7 billion decrease in asset-backed AFS securities and a $2.6 billion decrease in asset-backed trading securities largely driven by transfers of highly rated CLOs from level 3 into level 2 during the first quarter of 2013, based on increased liquidity and price transparency;

•
$3.7 billion decrease in derivative receivables predominantly driven by a $2.9 billion decrease from the impact of tightening reference entity credit spreads and risk reductions in credit derivatives, a $1.1 billion decrease in interest rate derivatives due to the increase in interest rates, and $1.0 billion decrease in foreign exchange derivatives due to market movements, partially offset by $1.7 billion increase in equity derivatives due to client-driven market-making activity;

•	$1.9 billion increase in MSRs. For further discussion of the change, refer to Note 16 on pages 186–189 of this Form 10-Q.

•	$1.2 billion increase in trading loans largely due to net purchases;

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. For further information on these instruments, see Changes in level 3 recurring fair value measurements rollforward tables on pages 121–126 of this Form 10-Q.
Three months ended September 30, 2013

•	$2.3 billion of net gains on assets and $475 million of net losses on liabilities, measured at fair value on a recurring basis, none of which were individually significant.
Three months ended September 30, 2012

•
$53 million of net gains on derivatives, driven by $2.3 billion of gains on interest rate lock commitments due to increased volumes and declining interest rates, partially offset by $1.5 billion of losses on credit derivatives as a result of tightening of reference entity credit spreads.

Nine months ended September 30, 2013

•
$1.7 billion of net gains on derivatives, largely driven by $1.2 billion of gains on equity derivatives primarily related to client-driven market-making activity and a rise in equity markets, $1.0 billion of gains on interest rate lock and mortgage loan purchase commitments, partially offset by $1.1 billion of losses on credit derivatives from the impact of tightening reference entity credit spreads;

•	$1.3 billion of gains on MSRs. For further discussion of the change, refer to Note 16 on pages 186–189 of this Form 10-Q;

•	$1.2 billion of net gains on trading assets - debt and equity instruments, largely driven by credit spread tightening in nonagency mortgage-backed securities and trading loans.
Nine months ended September 30, 2012

•	$1.2 billion of net gains on trading assets - debt and equity instruments, largely driven by sales and settlements of trading loans;

•	$852 million of losses on MSRs. For further discussion of the change, refer to Note 16 on pages 186–189 of this Form 10-Q; and

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

Credit adjustments
When determining the fair value of an instrument, it may be necessary to record adjustments to the Firm’s estimates of fair value in order to reflect the counterparty credit quality and Firm’s own creditworthiness:

•
Credit valuation adjustments (“CVA”) are taken to reflect the credit quality of a counterparty in the valuation of derivatives. CVA adjustments are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty. As few classes of derivative contracts are listed on an exchange, derivative positions are predominantly valued using models that use as their basis observable market parameters. An adjustment therefore may be necessary to reflect the credit quality of each derivative counterparty to arrive at fair value.

The Firm estimates derivatives CVA using a scenario analysis to estimate the expected credit exposure across all of the Firm’s positions with each counterparty, and then estimates losses as a result of a counterparty credit event. The key inputs to this methodology are (i) the expected positive exposure to each counterparty based on a simulation that assumes the current population of existing derivatives with each counterparty remains unchanged and considers contractual factors designed to mitigate the Firm’s credit exposure, such as collateral and legal rights of offset, (ii) the probability of a default event occurring for each counterparty, as derived from observed or estimated credit default swap (“CDS”) spreads, and (iii) estimated recovery rates implied by CDS, adjusted to consider the differences in recovery rates as a derivative creditor relative to those reflected in CDS spreads, which generally reflect senior unsecured creditor risk.

•
Debit valuation adjustments (“DVA”) are taken to reflect the credit quality of the Firm in the valuation of liabilities measured at fair value. The DVA calculation methodology is generally consistent with the CVA methodology described above and incorporates JPMorgan Chase’s credit spread as observed through the CDS market to estimate the probability of default and loss given default as a result of a systemic event affecting the Firm. Structured notes DVA is estimated using the current fair value of the structured note as the exposure amount, and is otherwise consistent with the derivative DVA methodology.

The following table provides the credit adjustments, excluding the effect of any hedging activity, reflected within the Consolidated Balance Sheets as of the dates indicated.

(in millions)	Sep 30, 2013	Dec 31, 2012
Derivative receivables balance (net of derivatives CVA)	$66,788	$74,983
Derivatives CVA(a)	(2,993)	(4,238)
Derivative payables balance (net of derivatives DVA)	60,785	70,656
Derivatives DVA	(863)	(830)
Structured notes balance (net of structured notes DVA)(b)(c)(d)	49,148	48,112
Structured notes DVA	(1,763)	(1,712)

(a)	Derivatives CVA, gross of hedges, includes results managed by the credit portfolio and other lines of business within the Corporate & Investment Bank (“CIB”).

(b)
Structured notes are predominantly financial instruments containing embedded derivatives. At September 30, 2013, and December 31, 2012, included $541 million and $1.1 billion, respectively, of plain vanilla financial instruments with fixed or floating rate coupons, that are not indexed to an underlying, for which the fair value option has been elected. For further information on fair value option see Note 4 on pages of 214–216 of JPMorgan Chase’s 2012 Annual Report.

(c)	Structured notes are recorded within long-term debt, other borrowed funds or deposits on the Consolidated Balance Sheets, depending upon their tenor and legal form.

(d)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 130–132 of this Form 10-Q.
The following table provides the impact of credit adjustments on earnings in the respective periods, excluding the effect of any hedging activity.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Credit adjustments:
Derivative CVA(a)	$364	$1,213	$1,245	$2,264
Derivative DVA	(66)	(219)	33	(318)
Structured note DVA(b)	(331)	8	51	(45)

(a)	Derivatives CVA, gross of hedges, includes results managed by the credit portfolio and other lines of business within the CIB.

(b)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 130–132 of this Form 10-Q.

Assets and liabilities measured at fair value on a nonrecurring basis
At September 30, 2013, assets measured at fair value on a nonrecurring basis were $2.2 billion and predominantly consisted of loans that had fair value adjustments in the first nine months of 2013. At December 31, 2012, assets measured at fair value on a nonrecurring basis were $5.1 billion, comprised predominantly of loans that had fair value adjustments in the twelve months of 2012. At September 30, 2013, $161 million and $2.0 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. At December 31, 2012, $667 million and $4.4 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. Liabilities measured at fair value on a nonrecurring basis were not significant at September 30, 2013, and December 31, 2012. For the three and nine months ended September 30, 2013 and 2012, there were no significant transfers between levels 1, 2, and 3.
Of the $2.2 billion of assets measured at fair value on a nonrecurring basis, $1.5 billion related to residential real estate loans measured at the net realizable value of the underlying collateral (i.e., collateral-dependent loans and other loans charged off in accordance with regulatory guidance). These amounts are classified as level 3, as they are valued using a broker’s price opinion and discounted based upon the Firm’s experience with actual liquidation values. These discounts to the broker price opinions ranged from 18% to 59%, with a weighted average of 29%.
The total change in the recorded value of assets and liabilities for which a fair value adjustment has been included in the Consolidated Statements of Income for the three months ended September 30, 2013 and 2012, related to financial instruments held at those dates, was a reduction of $215 million and $1.1 billion, respectively; and for the nine months ended September 30, 2013 and 2012, were losses of $600 million and $1.9 billion, these reductions in recorded value were predominantly associated with loans.
For information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), see Note 14 on pages 250–275 of JPMorgan Chase’s 2012 Annual Report.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated Balance Sheets at fair value
The following table presents the carrying values and estimated fair values at September 30, 2013, and December 31, 2012, of financial assets and liabilities, excluding financial instruments which are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 on pages 196–214 of JPMorgan Chase’s 2012 Annual Report.

	September 30, 2013					December 31, 2012
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$30.7	$30.7	$—	$—	$30.7	$53.7	$53.7	$—	$—	$53.7
Deposits with banks	371.4	364.1	7.3	—	371.4	121.8	114.1	7.7	—	121.8
Accrued interest and accounts receivable	66.3	—	66.0	0.3	66.3	60.9	—	60.3	0.6	60.9
Federal funds sold and securities purchased under resale agreements	210.2	—	210.2	—	210.2	272.0	—	272.0	—	272.0
Securities borrowed	117.0	—	117.0	—	117.0	108.8	—	108.8	—	108.8
Securities, held-to-maturity(a)	4.5	—	4.6	—	4.6	—	—	—	—	—
Loans, net of allowance for loan losses(b)	709.0	—	19.0	691.6	710.6	709.3	—	26.4	685.4	711.8
Other	55.6	—	51.8	4.6	56.4	49.7	—	42.7	7.4	50.1
Financial liabilities
Deposits	$1,274.3	$—	$1,273.4	$1.2	$1,274.6	$1,187.9	$—	$1,187.2	$1.2	$1,188.4
Federal funds purchased and securities loaned or sold under repurchase agreements	212.7	—	212.7	—	212.7	235.7	—	235.7	—	235.7
Commercial paper	53.7	—	53.7	—	53.7	55.4	—	55.4	—	55.4
Other borrowed funds	17.8	—	17.8	—	17.8	15.0	—	15.0	—	15.0
Accounts payable and other liabilities	169.3	—	167.7	1.5	169.2	156.5	—	153.8	2.5	156.3
Beneficial interests issued by consolidated VIEs	47.0	—	43.6	3.3	46.9	62.0	—	57.7	4.4	62.1
Long-term debt and junior subordinated deferrable interest debentures(c)	233.6	—	234.7	5.8	240.5	218.2	—	220.0	5.4	225.4

(a)	Carrying value includes unamortized discount or premium.

(b)
Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based on the value of the underlying collateral. The difference between the estimated fair value and carrying value of a financial asset or liability is the result of the different methodologies used to determine fair value as compared with carrying value. For example, credit losses are estimated for a financial asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in the allowance for loan loss calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in the allowance for loan losses. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see pages 196–214 of JPMorgan Chase’s 2012 Annual Report and pages 116–130 of this Note.

(c)	Carrying value includes unamortized original issue discount and other valuation adjustments.
The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded. The carrying value and estimated fair value of the Firm’s wholesale lending-related commitments were as follows for the periods indicated.

	September 30, 2013					December 31, 2012
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$0.7	$—	$—	$1.3	$1.3	$0.7	$—	$—	$1.9	$1.9

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
Trading assets and liabilities – average balances
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Trading assets – debt and equity instruments	$315,575	$331,399	$347,649	$344,433
Trading assets – derivative receivables	71,657	85,303	73,950	88,353
Trading liabilities – debt and equity instruments(a)	83,306	68,467	76,541	69,069
Trading liabilities – derivative payables	63,378	77,851	66,083	77,543

(a)	Primarily represent securities sold, not yet purchased.
Note 4 – Fair value option
For a discussion of the primary financial instruments for which the fair value option was previously elected, including the basis for those elections and the determination of instrument-specific credit risk, where relevant, see Note 4 on pages 214–216 of JPMorgan Chase’s 2012 Annual Report.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended September 30,
	2013				2012
(in millions)	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$11	$—		$11	$72	$—		$72
Securities borrowed	(7)	—		(7)	10	—		10
Trading assets:
Debt and equity instruments, excluding loans	138	—		138	157	2	(c)	159
Loans reported as trading assets:
Changes in instrument-specific credit risk	316	(15)	(c)	301	416	22	(c)	438
Other changes in fair value	(19)	282	(c)	263	46	2,284	(c)	2,330
Loans:
Changes in instrument-specific credit risk	22	—		22	4	—		4
Other changes in fair value	(10)	—		(10)	99	—		99
Other assets	6	(42)	(d)	(36)	2	(28)	(d)	(26)
Deposits(a)	(150)	—		(150)	(95)	—		(95)
Federal funds purchased and securities loaned or sold under repurchase agreements	8	—		8	(16)	—		(16)
Other borrowed funds(a)	(112)	—		(112)	(454)	—		(454)
Trading liabilities	(9)	—		(9)	(35)	—		(35)
Beneficial interests issued by consolidated VIEs	(85)	—		(85)	(9)	—		(9)
Other liabilities	—	—		—	—	—		—
Long-term debt:
Changes in instrument-specific credit risk(a)	(163)	—		(163)	(166)	—		(166)
Other changes in fair value(b)	502	—		502	(565)	—		(565)

	Nine months ended September 30,
	2013				2012
(in millions)	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$(347)	$—		$(347)	$245	$—		$245
Securities borrowed	11	—		11	24	—		24
Trading assets:
Debt and equity instruments, excluding loans	380	7	(c)	387	495	5	(c)	500
Loans reported as trading assets:
Changes in instrument-specific credit risk	855	23	(c)	878	1,225	51	(c)	1,276
Other changes in fair value	(97)	1,487	(c)	1,390	(128)	5,643	(c)	5,515
Loans:
Changes in instrument-specific credit risk	16	—		16	(10)	—		(10)
Other changes in fair value	11	—		11	674	—		674
Other assets	27	(131)	(d)	(104)	2	(291)	(d)	(289)
Deposits(a)	147	—		147	(256)	—		(256)
Federal funds purchased and securities loaned or sold under repurchase agreements	53	—		53	(43)	—		(43)
Other borrowed funds(a)	268	—		268	393	—		393
Trading liabilities	(41)	—		(41)	(23)	—		(23)
Beneficial interests issued by consolidated VIEs	(182)	—		(182)	(39)	—		(39)
Other liabilities	—	(1)	(d)	(1)	—	—		—
Long-term debt:
Changes in instrument-specific credit risk(a)	29	—		29	(670)	—		(670)
Other changes in fair value(b)	1,471	—		1,471	(957)	—		(957)

(a)
Total changes in instrument-specific credit risk related to structured notes were $(331) million and $8 million for the three months ended September 30, 2013 and 2012, and $51 million and $(45) million for the nine months ended September 30, 2013 and 2012, respectively. These totals include adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

(b)
Structured notes are predominantly financial instruments containing embedded derivatives. Where present, the embedded derivative is the primary driver of risk. Although the risk associated with the structured notes is actively managed, the gains/(losses) reported in this table do not include the income statement impact of the risk management instruments used to manage such risk.

(c)	Reported in mortgage fees and related income.

(d)	Reported in other income.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2013, and December 31, 2012, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	September 30, 2013				December 31, 2012
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$5,007		$1,267	$(3,740)	$4,217		$960	$(3,257)
Loans	90		46	(44)	116		64	(52)
Subtotal	5,097		1,313	(3,784)	4,333		1,024	(3,309)
All other performing loans
Loans reported as trading assets	37,088		33,697	(3,391)	44,084		40,581	(3,503)
Loans	1,802		1,715	(87)	2,211		2,099	(112)
Total loans	$43,987		$36,725	$(7,262)	$50,628		$43,704	$(6,924)
Long-term debt
Principal-protected debt	$16,076	(c)	$16,499	$423	$16,541	(c)	$16,391	$(150)
Nonprincipal-protected debt(b)	NA		13,264	NA	NA		14,397	NA
Total long-term debt	NA		$29,763	NA	NA		$30,788	NA
Long-term beneficial interests
Nonprincipal-protected debt(b)	NA		$1,822	NA	NA		$1,170	NA
Total long-term beneficial interests	NA		$1,822	NA	NA		$1,170	NA

(a)	There were no performing loans which were ninety days or more past due as of September 30, 2013, and December 31, 2012.

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
At September 30, 2013, and December 31, 2012, the contractual amount of letters of credit for which the fair value option was elected was $4.6 billion and $4.5 billion, respectively, with a corresponding fair value of $(103) million and $(75) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 29 on pages 308–315 of JPMorgan Chase’s 2012 Annual Report, and Note 21 on pages 195–199 of this Form 10-Q.
Structured note products by balance sheet classification and risk component
The table below presents the fair value of the structured notes issued by the Firm, by balance sheet classification and the primary risk to which the structured notes’ embedded derivative relates.

	September 30, 2013				December 31, 2012
(in millions)	Long-term debt	Other borrowed funds	Deposits	Total	Long-term debt	Other borrowed funds	Deposits	Total
Risk exposure
Interest rate	$9,735	$160	$1,407	$11,302	$8,669	$1,143	$559	$10,371
Credit	4,479	18	—	4,497	6,166	—	—	6,166
Foreign exchange	2,467	140	22	2,629	2,819	—	29	2,848
Equity	11,744	11,524	3,756	27,024	11,580	9,809	2,972	24,361
Commodity	1,203	355	1,597	3,155	1,379	332	1,555	3,266
Total structured notes	$29,628	$12,197	$6,782	$48,607	$30,613	$11,284	$5,115	$47,012

Note 5 – Derivative instruments
JPMorgan Chase makes markets in derivatives for customers and also uses derivatives to hedge or manage its own risk exposures. For a further discussion of the Firm’s use of and accounting policies regarding derivative instruments, see Note 6 on pages 218–227 of JPMorgan Chase’s 2012 Annual Report.
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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
◦ Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate/PE	139–140
◦ Interest rate	Hedge floating rate assets and liabilities	Cash flow hedge	Corporate/PE	141
◦ Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate/PE	139–140
◦ Foreign exchange	Hedge forecasted revenue and expense	Cash flow hedge	Corporate/PE	141
◦ Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. subsidiaries	Net investment hedge	Corporate/PE	142
◦ Commodity	Hedge commodity inventory	Fair value hedge	CIB	139–140
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
◦ Interest rate	Manage the risk of the mortgage pipeline, warehouse loans and MSRs	Specified risk management	CCB	142
◦ Credit	Manage the credit risk of wholesale lending exposures	Specified risk management	CIB	142
◦ Credit(a)	Manage the credit risk of certain AFS securities	Specified risk management	Corporate/PE	142
◦ Commodity	Manage the risk of certain commodities-related contracts and investments	Specified risk management	CIB	142
◦ Interest rate and foreign exchange	Manage the risk of certain other specified assets and liabilities	Specified risk management	Corporate/PE	142
Market-making derivatives and other activities:
◦ Various	Market-making and related risk management	Market-making and other	CIB	142
◦ Various(b)	Other derivatives, including the synthetic credit portfolio	Market-making and other	CIB, Corporate/PE	142

(a)	Includes a limited number of single-name credit derivatives used to mitigate the credit risk arising from specified AFS securities.

(b)
The synthetic credit portfolio is a portfolio of index credit derivatives, including short and long positions, that was held by CIO. On July 2, 2012, CIO transferred the synthetic credit portfolio, other than a portion that aggregated to a notional amount of approximately $12 billion, to CIB. The positions making up the portion of the synthetic credit portfolio retained by CIO on July 2, 2012, were effectively closed out during the third quarter of 2012. The results of the synthetic credit portfolio, including the portion transferred to CIB, have been included in the gains and losses on derivatives related to market-making activities and other derivatives category on page 142 of this Note.

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of September 30, 2013, and December 31, 2012.

	Notional amounts(c)
(in billions)	September 30, 2013	December 31, 2012
Interest rate contracts
Swaps(a)	$36,411	$33,129
Futures and forwards	12,124	11,824
Written options	4,164	3,866
Purchased options	4,281	3,911
Total interest rate contracts	56,980	52,730
Credit derivatives(b)	5,944	5,981
Foreign exchange contracts
Cross-currency swaps(a)	3,544	3,409
Spot, futures and forwards	3,956	4,033
Written options	733	651
Purchased options	726	661
Total foreign exchange contracts	8,959	8,754
Equity contracts
Swaps	204	163
Futures and forwards	45	49
Written options	414	442
Purchased options	462	403
Total equity contracts	1,125	1,057
Commodity contracts
Swaps(a)	256	312
Spot, futures and forwards	133	190
Written options(a)	239	262
Purchased options	226	260
Total commodity contracts	854	1,024
Total derivative notional amounts	$73,862	$69,546

(a)	The prior period amounts have been revised. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

(b)	Primarily consists of credit default swaps. For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on pages 143–144 of this Note.

(c)	Represents the sum of gross long and gross short third-party notional derivative contracts.

While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated Balance Sheets as of September 30, 2013, and December 31, 2012, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
September 30, 2013 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(c)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(c)
Trading assets and liabilities
Interest rate	$928,832	$3,590	$932,422	$29,346	$895,512	$4,168	$899,680	$16,393
Credit	85,875	—	85,875	2,102	84,512	—	84,512	2,533
Foreign exchange	167,365	1,020	168,385	13,505	181,906	2,052	183,958	16,869
Equity	54,992	—	54,992	12,951	58,899	—	58,899	15,811
Commodity	38,018	1,410	39,428	8,884	40,780	34	40,814	9,179
Total fair value of trading assets and liabilities	$1,275,082	$6,020	$1,281,102	$66,788	$1,261,609	$6,254	$1,267,863	$60,785

	Gross derivative receivables				Gross derivative payables
December 31, 2012 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(c)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(c)
Trading assets and liabilities
Interest rate(b)	$1,296,503	$6,064	$1,302,567	$39,205	$1,257,599	$3,120	$1,260,719	$24,906
Credit	100,310	—	100,310	1,735	100,027	—	100,027	2,504
Foreign exchange(b)	173,363	1,577	174,940	14,142	186,404	2,133	188,537	18,601
Equity(b)	42,662	—	42,662	9,266	44,534	—	44,534	11,819
Commodity(b)	43,216	586	43,802	10,635	46,998	644	47,642	12,826
Total fair value of trading assets and liabilities	$1,656,054	$8,227	$1,664,281	$74,983	$1,635,562	$5,897	$1,641,459	$70,656

(a)	Balances exclude structured notes for which the fair value option has been elected. See Note 4 on pages 130–132 of this Form 10-Q for further information.

(b)	The prior period amounts have been revised. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

(c)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

The following table presents, as of September 30, 2013, and December 31, 2012, the gross and net derivative receivables by contract and settlement type. Derivative receivables have been netted on the Consolidated Balance Sheets against derivative payables to the same counterparty with respect to derivative contracts for which the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, the receivables are not eligible under U.S. GAAP for netting against related derivative payables on the Consolidated Balance Sheets, and are shown separately in the table below.

	September 30, 2013				December 31, 2012
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over–the–counter (“OTC”)(a)	$548,471	$(525,669)		$22,802	$794,517	$(771,684)		$22,833
OTC–cleared	377,429	(377,407)		22	491,947	(491,678)		269
Exchange traded(b)	—	—		—	—	—		—
Total interest rate contracts	925,900	(903,076)		22,824	1,286,464	(1,263,362)		23,102
Credit contracts:
OTC	72,837	(71,697)		1,140	90,744	(90,104)		640
OTC–cleared	12,310	(12,076)		234	8,471	(8,471)		—
Total credit contracts	85,147	(83,773)		1,374	99,215	(98,575)		640
Foreign exchange contracts:
OTC(a)	163,943	(154,792)		9,151	168,740	(160,775)		7,965
OTC–cleared	88	(88)		—	23	(23)		—
Exchange traded(b)	—	—		—	—	—		—
Total foreign exchange contracts	164,031	(154,880)		9,151	168,763	(160,798)		7,965
Equity contracts:
OTC	33,122	(29,552)		3,570	26,008	(24,628)		1,380
OTC–cleared	—	—		—	—	—		—
Exchange traded(b)	20,602	(12,489)		8,113	12,841	(8,768)		4,073
Total equity contracts	53,724	(42,041)		11,683	38,849	(33,396)		5,453
Commodity contracts:
OTC(a)	21,532	(15,505)		6,027	26,881	(20,760)		6,121
OTC–cleared	—	—		—	—	—		—
Exchange traded(b)	16,670	(15,039)		1,631	15,108	(12,407)		2,701
Total commodity contracts	38,202	(30,544)		7,658	41,989	(33,167)		8,822
Derivative receivables with appropriate legal opinion	$1,267,004	$(1,214,314)	(c)	$52,690	$1,635,280	$(1,589,298)	(c)	$45,982
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	14,098			14,098	29,001			29,001
Total derivative receivables recognized on the Consolidated Balance Sheets	$1,281,102			$66,788	$1,664,281			$74,983

(a)	The prior period amounts have been revised. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

(b)	Exchange traded derivative amounts that relate to futures contracts are settled daily.

(c)	Included cash collateral netted of $63.1 billion and $79.2 billion at September 30, 2013, and December 31, 2012, respectively.

The following table presents, as of September 30, 2013, and December 31, 2012, the gross and net derivative payables by contract and settlement type. Derivative payables have been netted on the Consolidated Balance Sheets against derivative receivables to the same counterparty with respect to derivative contracts for which the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, the payables are not eligible under U.S. GAAP for netting against related derivative receivables on the Consolidated Balance Sheets, and are shown separately in the table below.

	September 30, 2013				December 31, 2012
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC(a)	$529,210	$(514,932)		$14,278	$774,769	$(754,050)		$20,719
OTC–cleared	368,886	(368,355)		531	482,018	(481,763)		255
Exchange traded(b)	—	—		—	—	—		—
Total interest rate contracts	898,096	(883,287)		14,809	1,256,787	(1,235,813)		20,974
Credit contracts:
OTC	71,339	(69,751)		1,588	89,170	(88,151)		1,019
OTC–cleared	12,432	(12,228)		204	9,372	(9,372)		—
Total credit contracts	83,771	(81,979)		1,792	98,542	(97,523)		1,019
Foreign exchange contracts:
OTC(a)	178,304	(166,977)		11,327	181,166	(169,913)		11,253
OTC–cleared	113	(112)		1	29	(23)		6
Exchange traded(b)	—	—		—	—	—		—
Total foreign exchange contracts	178,417	(167,089)		11,328	181,195	(169,936)		11,259
Equity contracts:
OTC	34,416	(30,599)		3,817	28,320	(23,948)		4,372
OTC–cleared	—	—		—	—	—		—
Exchange traded(b)	19,623	(12,489)		7,134	12,000	(8,767)		3,233
Total equity contracts	54,039	(43,088)		10,951	40,320	(32,715)		7,605
Commodity contracts:
OTC(a)	20,642	(16,596)		4,046	28,761	(22,409)		6,352
OTC–cleared	—	—		—	—	—		—
Exchange traded(b)	16,397	(15,039)		1,358	14,488	(12,407)		2,081
Total commodity contracts	37,039	(31,635)		5,404	43,249	(34,816)		8,433
Derivative payables with appropriate legal opinions	$1,251,362	$(1,207,078)	(c)	$44,284	$1,620,093	$(1,570,803)	(c)	$49,290
Derivative payables where an appropriate legal opinion has not been either sought or obtained	16,501			16,501	21,366			21,366
Total derivative payables recognized on the Consolidated Balance Sheets	$1,267,863			$60,785	$1,641,459			$70,656

(a)	The prior period amounts have been revised. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

(b)	Exchange traded derivative balances that relate to futures contracts are settled daily.

(c)	Included cash collateral netted of $55.8 billion and $60.7 billion related to OTC and OTC-cleared derivatives at September 30, 2013, and December 31, 2012, respectively.

In addition to the cash collateral received and transferred that is presented on a net basis with net derivative receivables and payables, the Firm receives and transfers additional collateral (financial instruments and cash). These amounts mitigate counterparty credit risk associated with the Firm’s derivative instruments but are not eligible for net presentation, because (a) the collateral is non-cash financial instruments (generally U.S. government and agency securities and other G7 government bonds), (b) the amount of collateral held or transferred exceeds the fair value exposure, at the individual counterparty level, as of the date presented, or (c) the collateral relates to derivative receivables or payables where an appropriate legal opinion has not been either sought or obtained.

The following tables present information regarding certain non-cash financial instrument collateral received and transferred as of September 30, 2013, and December 31, 2012, that is not eligible for net presentation under U.S. GAAP. The collateral included in these tables relates only to the derivative instruments with appropriate legal opinions and excludes additional collateral that exceeds the fair value exposure and excludes all collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.

Derivative receivable collateral
	September 30, 2013				December 31, 2012
(in millions)	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure
Derivative receivables with appropriate legal opinions	$52,690	$(10,131)	(a)	$42,559	$45,982	$(11,350)	(a)	$34,632

Derivative payable collateral(b)
	September 30, 2013				December 31, 2012
(in millions)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)
Derivative payables with appropriate legal opinions	$44,284	$(8,538)	(a)	$35,746	$49,290	$(20,109)	(a)	$29,181

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

(b)	Derivative payable collateral relates only to OTC and OTC-cleared derivative instruments. Amounts exclude collateral transferred related to exchange-traded derivative instruments.

(c)	Net amount represents exposure of counterparties to the Firm.
Liquidity risk and credit-related contingent features
For a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts, see Note 6 on pages 218–227 of JPMorgan Chase’s 2012 Annual Report.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at September 30, 2013, and December 31, 2012.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	September 30, 2013	December 31, 2012
Aggregate fair value of net derivative payables	$26,608	$40,844
Collateral posted	21,954	34,414

The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), at September 30, 2013, and December 31, 2012, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral, except in certain instances in which additional initial margin may be required upon a ratings downgrade, or termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	September 30, 2013		December 31, 2012
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$947	$3,334	$1,234	$4,090
Amount required to settle contracts with termination triggers upon downgrade(b)	673	1,014	857	1,270

(a)	Includes the additional collateral to be posted for initial margin. Prior period amounts have been revised to conform with the current presentation.

(b)	Amounts represent fair value of derivative payables, and do not reflect collateral posted.

Impact of derivatives on the Consolidated Statements of Income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses

The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three and nine months ended September 30, 2013 and 2012, respectively. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income, primarily principal transactions revenue and net interest income. For additional information regarding amounts recorded in principal transactions revenue, see Note 6 on pages 145–146 of this Form 10-Q.

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended September 30, 2013 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$(151)	$484	$333	$(18)	$351
Foreign exchange(b)	(3,766)	3,701	(65)	—	(65)
Commodity(c)	(842)	547	(295)	18	(313)
Total	$(4,759)	$4,732	$(27)	$—	$(27)

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended September 30, 2012 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$(187)	$281	$94	$(35)	$129
Foreign exchange(b)	(2,580)	2,521	(59)	—	(59)
Commodity(c)	(2,485)	1,685	(800)	(9)	(791)
Total	$(5,252)	$4,487	$(765)	$(44)	$(721)

	Gains/(losses) recorded in income			Income statement impact due to:
Nine months ended September 30, 2013 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$(2,757)	$3,793	$1,036	$(118)	$1,154
Foreign exchange(b)	267	(419)	(152)	—	(152)
Commodity(c)	366	(1,265)	(899)	6	(905)
Total	$(2,124)	$2,109	$(15)	$(112)	$97

	Gains/(losses) recorded in income			Income statement impact due to:
Nine months ended September 30, 2012 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$(800)	$1,171	$371	$—	$371
Foreign exchange(b)	(1,104)	950	(154)	—	(154)
Commodity(c)	(3,265)	2,186	(1,079)	44	(1,123)
Total	$(5,169)	$4,307	$(862)	$44	$(906)

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

Cash flow hedge gains and losses

The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three and nine months ended September 30, 2013 and 2012. The Firm includes the gain/(loss) on the hedging derivative and the change in cash flows on the hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months ended September 30, 2013 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(15)	$—	$(15)	$(3)	$12
Foreign exchange(b)	8	—	8	109	101
Total	$(7)	$—	$(7)	$106	$113

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months ended September 30, 2012 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$5	$—	$5	$(11)	$(16)
Foreign exchange(b)	14	—	14	67	53
Total	$19	$—	$19	$56	$37

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Nine months ended September 30, 2013 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(56)	$—	$(56)	$(529)	$(473)
Foreign exchange(b)	(14)	—	(14)	(7)	7
Total	$(70)	$—	$(70)	$(536)	$(466)

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Nine months ended September 30, 2012 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$33	$5	$38	$9	$(24)
Foreign exchange(b)	11	—	11	134	123
Total	$44	$5	$49	$143	$99

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily net interest income, noninterest revenue and compensation expense.

(c)	The Firm did not experience any forecasted transactions that failed to occur for the three and nine months ended September 30, 2013 and 2012.

(d)
Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

Over the next 12 months, the Firm expects that $14 million (after-tax) of net losses recorded in accumulated other comprehensive income (“AOCI”) at September 30, 2013, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the three and nine months ended September 30, 2013 and 2012.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2013		2012
Three months ended September 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(112)	$(343)	$(101)	$(404)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2013		2012
Nine months ended September 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(274)	$648	$(236)	$(191)

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in current-period income. The Firm measures the ineffectiveness of net investment hedge accounting relationships based on changes in spot foreign currency rates, and therefore there was no ineffectiveness for net investment hedge accounting relationships during the three and nine months ended September 30, 2013 and 2012.

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

	Derivatives gains/(losses) recorded in income
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Contract type
Interest rate(a)	$(40)	$1,458	$687	$4,301
Credit(b)	(32)	(48)	(71)	(135)
Foreign exchange(c)	—	—	1	47
Commodity(d)	34	87	108	90
Total	$(38)	$1,497	$725	$4,303

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

Gains and losses on derivatives related to market-making activities and other derivatives
The Firm makes markets in derivatives in order to meet the needs of customers and uses derivatives to manage certain risks associated with net open risk positions from the Firm’s market-making activities, including the counterparty credit risk arising from derivative receivables. These derivatives, as well as all other derivatives (including the synthetic credit portfolio) that are not included in the hedge accounting or specified risk management categories above, are included in this category. Gains and losses on these derivatives are recorded in principal transactions revenue. See Note 6 on pages 145–146 of this Form 10-Q for information on principal transactions revenue.

Credit derivatives
For a more detailed discussion of credit derivatives, see Note 6 on pages 218–227 of JPMorgan Chase’s 2012 Annual Report.
The Firm is both a purchaser and seller of protection in the credit derivatives market and uses these derivatives for two primary purposes. First, in its capacity as a market-maker, the Firm actively manages a portfolio of credit derivatives by purchasing and selling credit protection, predominantly on corporate debt obligations, to meet the needs of customers. Second, as an end-user, the Firm uses credit derivatives to manage credit risk associated with lending exposures (loans and unfunded commitments) and derivatives counterparty exposures in the Firm’s wholesale businesses, and to manage the credit risk arising from certain AFS securities and from certain financial instruments in the Firm’s market-making businesses. For more information on the synthetic credit portfolio, see footnote (b) to the table on page 133 of this Note.
The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of September 30, 2013, and

December 31, 2012. Upon a credit event, the Firm as a seller of protection would typically pay out only a percentage of the full notional amount as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. Other purchased protection referenced in the following tables includes credit derivatives bought on related, but not identical, reference positions (including indices, portfolio coverage and other reference points) as well as protection purchased through credit-related notes.
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

Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
September 30, 2013 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(2,920,641)	$2,911,245	$(9,396)	$10,331
Other credit derivatives(a)	(65,049)	7,635	(57,414)	28,881
Total credit derivatives	(2,985,690)	2,918,880	(66,810)	39,212
Credit-related notes	(108)	—	(108)	2,762
Total	$(2,985,798)	$2,918,880	$(66,918)	$41,974

	Maximum payout/Notional amount
December 31, 2012 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(2,954,705)	$2,879,105	$(75,600)	$42,460
Other credit derivatives(a)	(66,244)	5,649	(60,595)	33,174
Total credit derivatives	(3,020,949)	2,884,754	(136,195)	75,634
Credit-related notes	(233)	—	(233)	3,255
Total	$(3,021,182)	$2,884,754	$(136,428)	$78,889

(a)	Other credit derivatives predominantly consists of put options on fixed income portfolios.

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

The following tables summarize the notional and fair value amounts of credit derivatives and credit-related notes as of September 30, 2013, and December 31, 2012, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile
September 30, 2013 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(381,410)	$(1,613,389)	$(162,893)	$(2,157,692)	$23,902	$(11,784)	$12,118
Noninvestment-grade	(176,492)	(616,557)	(35,057)	(828,106)	23,122	(23,549)	(427)
Total	$(557,902)	$(2,229,946)	$(197,950)	$(2,985,798)	$47,024	$(35,333)	$11,691

December 31, 2012 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(409,748)	$(1,383,644)	$(224,001)	$(2,017,393)	$16,690	$(22,393)	$(5,703)
Noninvestment-grade	(214,949)	(722,115)	(66,725)	(1,003,789)	22,355	(36,815)	(14,460)
Total	$(624,697)	$(2,105,759)	$(290,726)	$(3,021,182)	$39,045	$(59,208)	$(20,163)

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

Note 6 – Noninterest revenue
For a discussion of the components of and accounting policies for the Firm’s noninterest revenue, see Note 7 on pages 228–229 of JPMorgan Chase’s 2012 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Underwriting
Equity	$333	$235	$1,063	$761
Debt	851	819	2,724	2,296
Total underwriting	1,184	1,054	3,787	3,057
Advisory	323	389	882	1,024
Total investment banking fees	$1,507	$1,443	$4,669	$4,081
Principal transactions revenue includes realized and unrealized gains and losses recorded on derivatives, other financial instruments and private equity investments.
Principal transactions revenue also includes certain realized and unrealized gains and losses related to hedge accounting and specified risk management activities disclosed separately in Note 5, including: (a) certain derivatives designated in qualifying hedge accounting relationships (primarily fair value hedges of commodity and foreign exchange risk), (b) certain derivatives used for specific risk management purposes, primarily to mitigate credit risk, foreign exchange risk and commodity risk, and (c) other derivatives, including the synthetic credit portfolio. See Note 5 on pages 133–144 of this Form 10-Q for information on the income statement classification of gains and losses on derivatives.
Principal transactions revenue also includes revenue associated with market-making and client-driven activities that involve physical commodities. The Firm, through its Global Commodities Group within CIB (“Commodities Group”) generally provides risk management, investment and financing solutions to clients globally both through financial derivatives transactions, as well as through physical commodities transactions. On the financial side, the Commodities Group engages in OTC derivatives transactions (e.g., swaps, forwards, options) and exchange-traded derivatives referencing various types of commodities (see below and Note 5 – Derivative instruments for further information). On the physical side, the Commodities Group engages in the purchase, sale, transport, and storage of power, gas, liquefied natural gas, coal, crude oil, refined products, precious and base metals among others. Realized gains and losses and unrealized losses arising from market-making and client-driven activities involving physical commodities inventories that are generally carried at the lower of cost or market (market approximates fair value), subject to any applicable fair value hedge accounting adjustments, are recorded in principal transactions revenue. Fees relating to storage and transportation are recorded in other income. These fees are generally recognized over the arrangement period. Expenses relating to such activities are recorded in other expense (see Note 10 on page 148 of this Form 10-Q for further information). Additional information on the physical commodities business can be found in Note 2 – Business Changes and Developments on page 116 of this Form 10-Q.
The following table presents all realized and unrealized gains and losses recorded in principal transactions revenue by major underlying type of risk exposures.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Trading revenue by risk exposure
Interest rate(a)	$373	$1,064	$1,526	$3,637
Credit(b)	442	(667)	2,320	(5,234)
Foreign exchange	283	384	1,326	1,177
Equity	564	734	2,574	2,269
Commodity(c)	510	590	1,739	1,834
Total trading revenue	2,172	2,105	9,485	3,683
Private equity gains/(losses)(d)	490	(58)	698	659
Principal transactions(e)	$2,662	$2,047	$10,183	$4,342

(a)	Included a pretax gain of $98 million and $663 million for the three and nine months ended September 30, 2012, respectively, reflecting the recovery on a Bear Stearns-related subordinated loan.

(b)
Included $5.8 billion of losses incurred by CIO from the synthetic credit portfolio for the six months ended June 30, 2012, and $449 million of losses incurred by CIO from the retained index credit derivative positions for the three months ended September 30, 2012; and losses incurred by CIB from the synthetic credit portfolio.

(c)
Includes realized gains and losses and unrealized losses on physical commodities inventories that are generally carried at the lower of cost or market (market approximates fair value), subject to any applicable fair value hedge accounting adjustments, and gains and losses on commodity derivatives and other financial instruments that are carried at fair value through income. Commodity derivatives are frequently used to manage the Firm’s risk exposure to its physical commodities inventories related to market-making and client-driven activities. Gains/(losses) related to commodity fair value hedges were $(295) million and $(800) million for the three months ended September 30, 2013 and 2012, respectively. Gains/(losses) related to commodity fair value hedges were $(899) million and $(1.1) billion for the nine months ended September 30, 2013 and 2012, respectively.

(d)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, as well as those held in other business segments.

(e)
Principal transactions revenue includes DVA related to structured notes and derivative liabilities measured at fair value in CIB. DVA gains/(losses) were $(397) million and $(211) million for the three months ended September 30, 2013 and 2012, respectively, and $84 million and $(363) million for the nine months ended September 30, 2013 and 2012, respectively.

The following table presents the components of asset management, administration and commissions.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Asset management(a)
Investment management fees(b)	$1,962	$1,633	$5,735	$4,785
All other asset management fees(c)	117	110	381	241
Total asset management fees	2,079	1,743	6,116	5,026

Total administration fees(d)	511	515	1,587	1,609

Commission and other fees
Brokerage commissions	569	506	1,774	1,746
All other commissions and fees	508	572	1,654	1,808
Total commissions and fees	1,077	1,078	3,428	3,554
Total asset management, administration and commissions	$3,667	$3,336	$11,131	$10,189

(a)
The Firm has contractual arrangements with third parties to provide certain services in connection with its asset management activities. Generally, amounts paid to third-party service providers are expensed, such that asset management fees are recorded gross of payments made to third parties.

(b)	Represents fees earned from managing assets on behalf of Firm clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.

(c)	Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.

(d)	Predominantly, includes fees for custody, securities lending, funds services and securities clearance.
Other income
Included in other income is operating lease income of $376 million and $331 million for the three months ended September 30, 2013 and 2012, respectively, and $1.1 billion and $982 million for the nine months ended September 30, 2013 and 2012, respectively.

Note 7 – Interest income and Interest expense
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, see Note 8 on page 230 of JPMorgan Chase’s 2012 Annual Report.
Details of interest income and interest expense were as follows.

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2013		2012		2013		2012
Interest income
Loans	$8,300		$9,018		$25,154		$27,022
Securities	1,997		1,764		5,665		6,160
Trading assets	1,998		2,120		6,468		6,779
Federal funds sold and securities purchased under resale agreements	487		569		1,491		1,866
Securities borrowed	(35)	(c)	(18)	(c)	(71)	(c)	7
Deposits with banks	264		132		649		420
Other assets(a)	151		44		378		175
Total interest income	$13,162		$13,629		$39,734		$42,429
Interest expense
Interest-bearing deposits	$514		$626		$1,598		$2,085
Short-term and other liabilities(b)	524		407		1,559		1,329
Long-term debt	1,236		1,464		3,792		4,724
Beneficial interests issued by consolidated VIEs	113		156		373		503
Total interest expense	$2,387		$2,653		$7,322		$8,641
Net interest income	$10,775		$10,976		$32,412		$33,788
Provision for credit losses	(543)		1,789		121		2,729
Net interest income after provision for credit losses	$11,318		$9,187		$32,291		$31,059

(a)	Largely margin loans.

(b)	Includes brokerage customer payables.

(c)
Negative interest income is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; the offset of this matched book activity is reflected as lower net interest expense reported within short-term and other liabilities.

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

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended September 30, (in millions)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost
Benefits earned during the period	$78	$68	$8	$12	$1	$1
Interest cost on benefit obligations	112	120	33	33	9	11
Expected return on plan assets	(239)	(222)	(36)	(35)	(24)	(23)
Amortization:
Net (gain)/loss	68	72	12	9	—	—
Prior service cost/(credit)	(10)	(10)	(1)	(1)	—	—
Net periodic defined benefit cost	9	28	16	18	(14)	(11)
Other defined benefit pension plans(a)	4	4	2	2	NA	NA
Total defined benefit plans	13	32	18	20	(14)	(11)
Total defined contribution plans	114	100	77	75	NA	NA
Total pension and OPEB cost included in compensation expense	$127	$132	$95	$95	$(14)	$(11)

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Nine months ended September 30, (in millions)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost
Benefits earned during the period	$235	$204	$25	$31	$1	$1
Interest cost on benefit obligations	335	347	93	95	27	33
Expected return on plan assets	(716)	(640)	(104)	(102)	(70)	(68)
Amortization:
Net (gain)/loss	203	217	36	26	1	—
Prior service cost/(credit)	(31)	(31)	(2)	(1)	—	—
Net periodic defined benefit cost	26	97	48	49	(41)	(34)
Other defined benefit pension plans(a)	11	11	8	5	NA	NA
Total defined benefit plans	37	108	56	54	(41)	(34)
Total defined contribution plans	334	288	236	230	NA	NA
Total pension and OPEB cost included in compensation expense	$371	$396	$292	$284	$(41)	$(34)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $15.6 billion and $3.4 billion, respectively, as of September 30, 2013, and $14.6 billion and $3.3 billion, respectively, as of December 31, 2012. See Note 19 on pages 191–192 of this Form 10-Q for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the three and nine month periods ended September 30, 2013 and 2012.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Cost of prior grants of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$347	$402	$1,103	$1,434
Accrual of estimated costs of RSUs and SARs to be granted in future periods including those to full-career eligible employees	160	180	631	589
Total noncash compensation expense related to employee stock-based incentive plans	$507	$582	$1,734	$2,023
In the first quarter of 2013, in connection with its annual incentive grant for the 2012 performance year, the Firm granted 43 million RSUs and 12 million SARs with weighted-average grant date fair values of $46.58 per RSU and $9.56 per SAR.

Note 10 – Noninterest expense
The following table presents the components of noninterest expense.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Compensation expense	$7,325	$7,503	$23,758	$23,543
Noncompensation expense:
Occupancy expense	947	973	2,752	3,014
Technology, communications and equipment expense	1,356	1,312	4,049	3,865
Professional and outside services	1,897	1,759	5,532	5,411
Marketing	588	607	1,755	1,929
Other expense(a)(b)(c)	11,373	3,035	16,625	10,354
Amortization of intangibles	140	182	444	566
Total noncompensation expense	16,301	7,868	31,157	25,139
Total noninterest expense	$23,626	$15,371	$54,915	$48,682

(a)
Included legal expense of $9.3 billion and $790 million for the three months ended September 30, 2013 and 2012, respectively, and $10.3 billion and $3.8 billion for the nine months ended September 30, 2013 and 2012, respectively.

(b)
Included FDIC-related expense of $362 million and $426 million for the three months ended September 30, 2013 and 2012, respectively, and $1.1 billion and $1.2 billion for the nine months ended September 30, 2013 and 2012, respectively.

(c)	Includes certain expenses relating to the Commodities Group activities, including storage, transportation and tolling arrangements.

Note 11 – Securities
Securities are classified as AFS, held-to-maturity (“HTM”) or trading. Securities classified as trading are discussed in Note 3 on pages 116–130 of this Form 10-Q. Predominantly all of the Firm’s AFS and HTM investment securities (the “investment securities portfolio”) are held by Treasury and CIO in connection with its asset-liability management objectives. At both September 30, 2013, and December 31, 2012, the average credit rating of the debt securities comprising the investment securities portfolio was AA+ (based upon external ratings where available and, where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). For additional information regarding the investment securities portfolio, see Note 12 on pages 244–248 of JPMorgan Chase’s 2012 Annual Report.

Realized gains and losses
The following table presents realized gains and losses and other-than-temporary impairment losses (“OTTI”) from AFS securities that were recognized in income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013		2012
Realized gains	$268	$471	$932		$2,358
Realized losses	(223)	(10)	(254)		(308)
Net realized gains(a)	45	461	678		2,050
Other-than-temporary impairment losses:
Credit-related(b)	—	(2)	—		(28)
Securities the Firm intends to sell(c)	(19)	(1)	(19)	(d)	(14)	(d)
Total OTTI losses recognized in income	(19)	(3)	(19)		(42)
Net securities gains	$26	$458	$659		$2,008

(a)
Total proceeds from securities sold were within approximately 1% and 2% of amortized cost for the three and nine months ended September 30, 2013, respectively and within 6% and 4% of amortized cost for the three and nine months ended September 30, 2012, respectively.

(b)
Includes OTTI losses recognized in income on certain prime mortgage-backed securities for the three months ended September 30, 2012; and certain obligations of U.S. states and municipalities and prime mortgage-backed securities for the nine months ended September 30, 2012.

(c)
Represents the excess of the amortized cost over the fair value of certain non-U.S. corporate debt securities and non-U.S. government debt securities for the three and nine months ended September 30, 2013, and certain non-U.S. corporate debt securities, non-U.S. government debt and certain asset-backed securities for the three and nine months ended for September 30, 2012, that the firm intends to sell.

(d)
Excludes realized losses of $6 million on sales of non-U.S. corporate debt and non-U.S. government debt for the nine months ended September 30, 2013, and $24 million on sales of non-U.S. corporate debt, non-U.S. government debt and certain asset-backed securities for the nine months ended September 30, 2012, that had been previously reported as an OTTI loss due to the intention to sell the securities.

The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	September 30, 2013				December 31, 2012
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$93,243	$2,896	$901	$95,238	$93,693	$4,708	$13	$98,388
Residential:
Prime and Alt-A	2,715	51	25	2,741	1,853	83	3	1,933
Subprime	963	19	2	980	825	28	—	853
Non-U.S.	60,418	1,287	5	61,700	70,358	1,524	29	71,853
Commercial	14,090	607	24	14,673	12,268	948	13	13,203
Total mortgage-backed securities	171,429	4,860	957	175,332	178,997	7,291	58	186,230
U.S. Treasury and government agencies(a)	22,662	331	237	22,756	12,022	116	8	12,130
Obligations of U.S. states and municipalities	28,449	736	932	28,253	19,876	1,845	10	21,711
Certificates of deposit	948	2	3	947	2,781	4	2	2,783
Non-U.S. government debt securities	54,886	928	68	55,746	65,168	901	25	66,044
Corporate debt securities(b)	24,813	442	59	25,196	37,999	694	84	38,609
Asset-backed securities:
Collateralized loan obligations	28,802	273	83	28,992	27,483	465	52	27,896
Other	11,771	181	8	11,944	12,816	166	11	12,971
Total available-for-sale debt securities	343,760	7,753	2,347	349,166	357,142	11,482	250	368,374
Available-for-sale equity securities	2,858	16	—	2,874	2,750	21	—	2,771
Total available-for-sale securities	$346,618	$7,769	$2,347	$352,040	$359,892	$11,503	$250	$371,145
Total held-to-maturity securities(c)	$4,516	$78	$—	$4,594	$7	$1	$—	$8

(a)	Included total U.S. government-sponsored enterprise obligations with fair values of $84.5 billion and $84.0 billion at September 30, 2013, and December 31, 2012, respectively.

(b)	Consists primarily of bank debt including sovereign government-guaranteed bank debt.

(c)	Consists of MBS issued by U.S. government-sponsored enterprises.

Securities impairment
The following tables present the fair value and gross unrealized losses for AFS securities by aging category at September 30, 2013, and December 31, 2012.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
September 30, 2013 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$28,047	$901	$—	$—	$28,047	$901
Residential:
Prime and Alt-A	1,510	25	—	—	1,510	25
Subprime	170	2	—	—	170	2
Non-U.S.	1,805	1	210	4	2,015	5
Commercial	2,739	24	—	—	2,739	24
Total mortgage-backed securities	34,271	953	210	4	34,481	957
U.S. Treasury and government agencies	8,096	237	—	—	8,096	237
Obligations of U.S. states and municipalities	13,538	932	—	—	13,538	932
Certificates of deposit	894	3	—	—	894	3
Non-U.S. government debt securities	8,690	62	510	6	9,200	68
Corporate debt securities	3,092	40	1,626	19	4,718	59
Asset-backed securities:
Collateralized loan obligations	13,788	71	762	12	14,550	83
Other	2,476	8	—	—	2,476	8
Total available-for-sale debt securities	84,845	2,306	3,108	41	87,953	2,347
Available-for-sale equity securities	—	—	—	—	—	—
Total securities with gross unrealized losses	$84,845	$2,306	$3,108	$41	$87,953	$2,347

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2012 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$2,440	$13	$—	$—	$2,440	$13
Residential:
Prime and Alt-A	218	2	76	1	294	3
Subprime	—	—	—	—	—	—
Non-U.S.	2,442	6	734	23	3,176	29
Commercial	1,159	8	312	5	1,471	13
Total mortgage-backed securities	6,259	29	1,122	29	7,381	58
U.S. Treasury and government agencies	4,198	8	—	—	4,198	8
Obligations of U.S. states and municipalities	907	10	—	—	907	10
Certificates of deposit	741	2	—	—	741	2
Non-U.S. government debt securities	14,527	21	1,927	4	16,454	25
Corporate debt securities	2,651	10	5,641	74	8,292	84
Asset-backed securities:
Collateralized loan obligations	6,328	17	2,063	35	8,391	52
Other	2,076	7	275	4	2,351	11
Total available-for-sale debt securities	37,687	104	11,028	146	48,715	250
Available-for-sale equity securities	—	—	—	—	—	—
Total securities with gross unrealized losses	$37,687	$104	$11,028	$146	$48,715	$250

Other-than-temporary impairment
The following table presents OTTI losses that are included in the securities gains and losses table above.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013		2012
Debt securities the Firm does not intend to sell that have credit losses
Total OTTI(a)	$—	$—	$—		$(113)
Losses recorded in/(reclassified from) AOCI	—	(2)	—		85
Total credit-related losses recognized in income(b)(c)	—	(2)	—		(28)
Securities the Firm intends to sell(d)	(19)	(1)	(19)	(e)	(14)	(e)
Total OTTI losses recognized in income	$(19)	$(3)	$(19)		$(42)

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

(c)
Represents the credit loss component on certain prime mortgage-backed securities for the three months ended September 30, 2012; and certain obligations of U. S. states and municipalities and prime mortgage-backed securities for the nine months ended September 30, 2012.

(d)
Represents the excess of the amortized cost over the fair value of certain non-U.S. corporate debt securities and non-U.S. government debt securities for the three and nine months ended September 30, 2013, and certain non-U.S. corporate debt securities, non-U.S. government debt and certain asset-backed securities for the three and nine months ended for September 30, 2012, that the firm intends to sell.

(e)
Excludes realized losses of $6 million on sales of non-U.S. corporate debt, and non-U.S. government debt for the nine months ended September 30, 2013, and $24 million on sales of non-U.S. corporate debt, non-U.S. government debt and certain asset-backed securities for the nine months ended September 30, 2012, that had been previously reported as an OTTI loss due to the intention to sell the securities.

Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the three and nine months ended September 30, 2013 and 2012, of the credit loss component of OTTI losses that have been recognized in income related to debt securities that the Firm does not intend to sell.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Balance, beginning of period	$519	$734	$522	$708
Additions:
Newly credit-impaired securities	—	—	—	21
Losses reclassified from other comprehensive income on previously credit-impaired securities	—	2	—	7
Reductions:
Sales of credit-impaired securities	—	—	(3)	—
Balance, end of period	$519	$736	$519	$736
Gross unrealized losses
Gross unrealized losses have generally increased since December 31, 2012; however, losses on securities that have been in an unrealized loss position for 12 months or more have decreased. The Firm has recognized the unrealized losses on securities it intends to sell. As of September 30, 2013, the Firm does not intend to sell any securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities reported in the table above for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of September 30, 2013.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at September 30, 2013, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity September 30, 2013 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$212	$13,512	$8,570	$149,135	$171,429
Fair value	213	13,936	8,823	152,360	175,332
Average yield(b)	2.16%	2.11%	2.87%	3.07%	2.98%
U.S. Treasury and government agencies(a)
Amortized cost	$8,519	$11,495	$1,745	$903	$22,662
Fair value	8,535	11,512	1,752	957	22,756
Average yield(b)	0.59%	0.42%	0.66%	0.78%	0.52%
Obligations of U.S. states and municipalities
Amortized cost	$15	$468	$1,587	$26,379	$28,449
Fair value	15	494	1,617	26,127	28,253
Average yield(b)	1.51%	5.13%	4.21%	6.03%	5.91%
Certificates of deposit
Amortized cost	$897	$51	$—	$—	$948
Fair value	894	53	—	—	947
Average yield(b)	7.12%	3.28%	—%	—%	6.91%
Non-U.S. government debt securities
Amortized cost	$10,366	$17,101	$25,178	$2,241	$54,886
Fair value	10,385	17,306	25,698	2,357	55,746
Average yield(b)	2.30%	2.30%	1.33%	1.72%	1.83%
Corporate debt securities
Amortized cost	$3,530	$15,041	$6,190	$52	$24,813
Fair value	3,532	15,355	6,258	51	25,196
Average yield(b)	2.15%	2.33%	2.63%	2.34%	2.38%
Asset-backed securities
Amortized cost	$—	$2,186	$15,674	$22,713	$40,573
Fair value	—	2,210	15,823	22,903	40,936
Average yield(b)	—%	1.87%	1.74%	1.81%	1.79%
Total available-for-sale debt securities
Amortized cost	$23,539	$59,854	$58,944	$201,423	$343,760
Fair value	23,574	60,866	59,971	204,755	349,166
Average yield(b)	1.84%	1.91%	1.86%	3.29%	2.70%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$2,858	$2,858
Fair value	—	—	—	2,874	2,874
Average yield(b)	—%	—%	—%	0.21%	0.21%
Total available-for-sale securities
Amortized cost	$23,539	$59,854	$58,944	$204,281	$346,618
Fair value	23,574	60,866	59,971	207,629	352,040
Average yield(b)	1.84%	1.91%	1.86%	3.25%	2.68%
Total held-to-maturity securities
Amortized cost	$—	$4	$1	$4,511	$4,516
Fair value	—	4	1	4,589	4,594
Average yield(b)	—%	6.87%	6.59%	3.55%	3.56%

(a)	U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at September 30, 2013.

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

(c)
Includes securities with no stated maturity. Substantially all of the Firm’s residential mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately five years for agency residential mortgage-backed securities, three years for agency residential collateralized mortgage obligations and three years for nonagency residential collateralized mortgage obligations.

Note 12 – Securities financing activities
For a discussion of accounting policies relating to securities financing activities, see Note 13 on page 249 of JPMorgan Chase’s 2012 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, see Note 4 on pages 130–132 of this Form 10-Q. For further information regarding assets pledged and collateral received in securities financing agreements, see Note 22 on page 200 of this Form 10-Q.
The following table presents as of September 30, 2013, and December 31, 2012, the gross and net securities purchased under resale agreements and securities borrowed. Securities purchased under resale agreements have been presented on the Consolidated Balance Sheets net of securities sold under repurchase agreements where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement, and where the other relevant criteria have been met. Where such a legal opinion has not been either sought or obtained, the securities purchased under resale agreements are not eligible for netting and are shown separately in the table below. Securities borrowed are presented on a gross basis on the Consolidated Balance Sheets.

	September 30, 2013				December 31, 2012
(in millions)	Gross asset balance	Amounts netted on the Consolidated Balance Sheets	Net asset balance		Gross asset balance	Amounts netted on the Consolidated Balance Sheets	Net asset balance
Securities purchased under resale agreements
Securities purchased under resale agreements with an appropriate legal opinion	$343,943	$(115,693)	$228,250		$381,377	$(96,947)	$284,430
Securities purchased under resale agreements where an appropriate legal opinion has not been either sought or obtained	7,225		7,225		10,983		10,983
Total securities purchased under resale agreements	$351,168	$(115,693)	$235,475	(a)	$392,360	$(96,947)	$295,413	(a)
Securities borrowed	$122,438	N/A	$122,438	(b)(c)	$119,017	N/A	$119,017	(b)(c)

(a)	At September 30, 2013, and December 31, 2012, included securities purchased under resale agreements of $25.7 billion and $24.3 billion, respectively, accounted for at fair value.

(b)	At September 30, 2013, and December 31, 2012, included securities borrowed of $5.5 billion and $10.2 billion, respectively, accounted for at fair value.

(c)
Included $18.6 billion and $20.2 billion at September 30, 2013, and December 31, 2012, respectively, of securities borrowed where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement. The prior period amounts have been revised with a corresponding impact in the table below. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

The following table presents information as of September 30, 2013, and December 31, 2012, regarding the securities purchased under resale agreements and securities borrowed for which an appropriate legal opinion has been obtained with respect to the master netting agreement. The below table excludes information related to resale agreements and securities borrowed where such a legal opinion has not been either sought or obtained.

	September 30, 2013				December 31, 2012
		Amounts not nettable on the Consolidated Balance Sheets(a)				Amounts not nettable on the Consolidated Balance Sheets(a)
(in millions)	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure
Securities purchased under resale agreements with an appropriate legal opinion	$228,250	$(223,630)	$(51)	$4,569	$284,430	$(282,468)	$(998)	$964
Securities borrowed	$103,822	$(99,556)	$(28)	$4,238	$98,807	$(94,858)	$—	$3,949

(a)
For some counterparties, the sum of the financial instruments and cash collateral not nettable on the Consolidated Balance Sheets may exceed the net asset balance. Where this is the case the total amounts reported in these two columns are limited to the balance of the net reverse repurchase agreement or securities borrowed asset with that counterparty. As a result a net exposure amount is reported even though the Firm, on a portfolio-wide basis for both its securities purchased under resale agreements and securities borrowed portfolios, has received securities collateral with a total fair value that is greater than the funds provided to counterparties.

(b)
Includes financial instrument collateral received, repurchase liabilities and securities loaned liabilities with an appropriate legal opinion with respect to the master netting agreement; these amounts are not presented net on the Consolidated Balance Sheets because other U.S. GAAP netting criteria are not met.

The following table presents as of September 30, 2013, and December 31, 2012, the gross and net securities sold under repurchase agreements and securities loaned. Securities sold under repurchase agreements have been presented on the Consolidated Balance Sheets net of securities purchased under resale agreements where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement, and where the other relevant criteria have been met. Where such a legal opinion has not been either sought or obtained, the securities sold under repurchase agreements are not eligible for netting and are shown separately in the table below. Securities loaned are presented on a gross basis on the Consolidated Balance Sheets.

	September 30, 2013				December 31, 2012
(in millions)	Gross liability balance	Amounts netted on the Consolidated Balance Sheets	Net liability balance		Gross liability balance	Amounts netted on the Consolidated Balance Sheets	Net liability balance
Securities sold under repurchase agreements
Securities sold under repurchase agreements with an appropriate legal opinion	$304,070	$(115,693)	$188,377		$301,352	$(96,947)	$204,405
Securities sold under repurchase agreements where an appropriate legal opinion has not been either sought or obtained(a)	7,579		7,579		11,155		11,155
Total securities sold under repurchase agreements	$311,649	$(115,693)	$195,956	(c)	$312,507	$(96,947)	$215,560	(c)
Securities loaned(b)	$27,523	N/A	$27,523	(d)(e)	$30,458	N/A	$30,458	(d)(e)

(a)	Includes repurchase agreements that are not subject to a master netting agreement but do provide rights to collateral.

(b)
Included securities-for-securities borrow vs. pledge transactions of $6.4 billion and $6.9 billion at September 30, 2013, and December 31, 2012, respectively, when acting as lender and as presented within other liabilities in the Consolidated Balance Sheets.

(c)	At September 30, 2013, and December 31, 2012, included securities sold under repurchase agreements of $5.5 billion and $3.9 billion, respectively, accounted for at fair value.

(d)	At September 30, 2013, and December 31, 2012, included securities loaned of $472 million and $457 million, respectively, accounted for at fair value.

(e)
Included $43 million and $889 million at September 30, 2013, and December 31, 2012, respectively, of securities loaned where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement.

The following table presents information as of September 30, 2013, and December 31, 2012, regarding the securities sold under repurchase agreements and securities loaned for which an appropriate legal opinion has been obtained with respect to the master netting agreement. The below table excludes information related to repurchase agreements and securities loaned where such a legal opinion has not been either sought or obtained.

	September 30, 2013				December 31, 2012
		Amounts not nettable on the Consolidated balance sheets(a)				Amounts not nettable on the Consolidated balance sheets(a)
(in millions)	Net liability balance	Financial instruments(b)	Cash collateral	Net amount(c)	Net liability balance	Financial instruments(b)	Cash collateral	Net amount(c)
Securities sold under repurchase agreements with an appropriate legal opinion	$188,377	$(186,945)	$(164)	$1,268	$204,405	$(202,925)	$(162)	$1,318
Securities loaned	$27,480	$(27,051)	$—	$429	$29,569	$(28,465)	$—	$1,104

(a)
For some counterparties the sum of the financial instruments and cash collateral not nettable on the Consolidated Balance Sheets may exceed the net liability balance. Where this is the case the total amounts reported in these two columns are limited to the balance of the net repurchase agreement or securities loaned liability with that counterparty.

(b)
Includes financial instrument collateral transferred, reverse repurchase assets and securities borrowed assets with an appropriate legal opinion with respect to the master netting agreement; these amounts are not presented net on the Consolidated Balance Sheets because other U.S. GAAP netting criteria are not met.

(c)	Net amount represents exposure of counterparties to the Firm.
Transfers not qualifying for sale accounting
In addition, at September 30, 2013, and December 31, 2012, the Firm held $12.8 billion and $9.6 billion, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets, other assets and loans, and the corresponding liabilities are recorded in other borrowed funds, accounts payable and other liabilities, and long-term debt, on the Consolidated Balance Sheets.

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

For a detailed discussion of loans, including accounting policies, see Note 14 on pages 250–275 of JPMorgan Chase’s 2012 Annual Report. See Note 4 on pages 130–132 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 on pages 116–130 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.

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
• Home equity – junior lien
• Prime mortgage, including
   option ARMs
• Subprime mortgage
Other consumer loans
• Auto(b)
• Business banking(b)
• Student and other
Residential real estate – PCI
• Home equity
• Prime mortgage
• Subprime mortgage
• Option ARMs
	• Credit card loans	• Commercial and industrial • Real estate • Financial institutions • Government agencies • Other

(a)	Includes loans held in CCB, and prime mortgage loans held in the Asset Management (“AM”) business segment and in Corporate/Private Equity.

(b)
Includes certain business banking and auto dealer risk-rated loans that apply the wholesale methodology for determining the allowance for loan losses; these loans are managed by CCB, and therefore, for consistency in presentation, are included with the other consumer loan classes.

(c)	Includes loans held in CIB, Commercial Banking (“CB”) and AM business segments and in Corporate/Private Equity.

The following tables summarize the Firm’s loan balances by portfolio segment.

September 30, 2013	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$288,211	$123,672	$310,588	$722,471	(b)
Held-for-sale	139	310	3,674	4,123
At fair value	—	—	2,085	2,085
Total	$288,350	$123,982	$316,347	$728,679

December 31, 2012	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$292,620	$127,993	$306,222	$726,835	(b)
Held-for-sale	—	—	4,406	4,406
At fair value	—	—	2,555	2,555
Total	$292,620	$127,993	$313,183	$733,796

(a)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(b)
Loans (other than PCI loans and those for which the fair value option has been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $2.1 billion and $2.5 billion at September 30, 2013, and December 31, 2012, respectively.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. These tables exclude loans recorded at fair value. The Firm manages its exposure to credit risk on an ongoing basis. Selling loans is one way that the Firm reduces its credit exposures.

	2013					2012
Three months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$1,632	(a)	$—	$184	$1,816	$1,559	(a)	$—	$116	$1,675
Sales	1,152		—	854	2,006	378		—	620	998
Retained loans reclassified to held-for-sale	28		309	206	543	—		—	204	204

	2013					2012
Nine months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$5,847	(a)	$328	$470	$6,645	$5,172	(a)	$—	$690	$5,862
Sales	3,814		—	3,432	7,246	1,720		—	2,292	4,012
Retained loans reclassified to held-for-sale	736		309	1,227	2,272	—		1,043	321	1,364

(a)
Excluded retained loans purchased from correspondents that were originated in accordance with the Firm’s underwriting standards. Such purchases were $2.0 billion and $378 million for the three months ended September 30, 2013 and 2012, respectively, and $4.2 billion and $769 million for the nine months ended September 30, 2013 and 2012, respectively.

The following table provides information about gains/(losses) on loan sales by portfolio segment.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Consumer, excluding credit card	$32	$49	$288	$123
Credit card	3	—	3	(12)
Wholesale	(15)	59	(22)	127
Total net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)	$20	$108	$269	$238

(a)	Excludes sales related to loans accounted for at fair value.

Consumer, excluding credit card loan portfolio
Consumer loans, excluding credit card loans, consist primarily of residential mortgages, home equity loans and lines of credit, auto loans, business banking loans, and student and other loans, with a focus on serving the prime consumer credit market. The portfolio also includes home equity loans secured by junior liens, prime mortgage loans with an interest-only payment period, and certain payment-option loans originated by Washington Mutual that may result in negative amortization.
The table below provides information about retained consumer loans, excluding credit card, by class.

(in millions)	September 30, 2013	December 31, 2012
Residential real estate – excluding PCI
Home equity:
Senior lien	$17,621	$19,385
Junior lien	42,204	48,000
Mortgages:
Prime, including option ARMs	85,067	76,256
Subprime	7,376	8,255
Other consumer loans
Auto	50,810	49,913
Business banking	18,710	18,883
Student and other	11,664	12,191
Residential real estate – PCI
Home equity	19,411	20,971
Prime mortgage	12,487	13,674
Subprime mortgage	4,297	4,626
Option ARMs	18,564	20,466
Total retained loans	$288,211	$292,620

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

Residential real estate – excluding PCI loans
	Home equity
(in millions, except ratios)	Senior lien		Junior lien
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Loan delinquency(a)
Current	$16,987	$18,688	$41,334	$46,805
30–149 days past due	282	330	648	960
150 or more days past due	352	367	222	235
Total retained loans	$17,621	$19,385	$42,204	$48,000
% of 30+ days past due to total retained loans	3.60%	3.60%	2.06%	2.49%
90 or more days past due and still accruing	$—	$—	$—	$—
90 or more days past due and government guaranteed(b)	—	—	—	—
Nonaccrual loans	926	931	1,922	2,277
Current estimated LTV ratios(c)(d)(e)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$59	$197	$1,632	$4,561
Less than 660	33	93	504	1,338
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	262	491	5,285	7,089
Less than 660	123	191	1,584	1,971
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	983	1,502	8,388	9,604
Less than 660	353	485	2,206	2,279
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	13,403	13,988	19,324	18,252
Less than 660	2,405	2,438	3,281	2,906
U.S. government-guaranteed	—	—	—	—
Total retained loans	$17,621	$19,385	$42,204	$48,000
Geographic region
California	$2,469	$2,786	$9,597	$10,969
New York	2,785	2,847	8,699	9,753
Illinois	1,280	1,358	2,910	3,265
Florida	865	892	2,238	2,572
Texas	2,134	2,508	1,250	1,503
New Jersey	639	652	2,512	2,838
Arizona	1,053	1,183	1,892	2,151
Washington	575	651	1,432	1,629
Michigan	824	910	1,015	1,169
Ohio	1,342	1,514	945	1,091
All other(f)	3,655	4,084	9,714	11,060
Total retained loans	$17,621	$19,385	$42,204	$48,000

(a)
Individual delinquency classifications included mortgage loans insured by U.S. government agencies as follows: current included $4.0 billion and $3.8 billion; 30–149 days past due included $2.3 billion and $2.3 billion; and 150 or more days past due included $7.6 billion and $9.5 billion at September 30, 2013, and December 31, 2012, respectively.

(b)
These balances, which are 90 days or more past due but insured by U.S. government agencies, are excluded from nonaccrual loans. In predominately all cases, 100% of the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. These amounts are excluded from nonaccrual loans because reimbursement of insured and guaranteed amounts is proceeding normally. At September 30, 2013, and December 31, 2012, these balances included $5.5 billion and $6.8 billion, respectively, of loans that are no longer accruing interest because interest has been curtailed by the U.S. government agencies although, in predominantly all cases, 100% of the principal is still insured. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate.

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

(d)	Junior lien represents combined LTV, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property.

(e)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(f)	At September 30, 2013, and December 31, 2012, included mortgage loans insured by U.S. government agencies of $13.9 billion and $15.6 billion, respectively.

(g)
At September 30, 2013, and December 31, 2012, excluded mortgage loans insured by U.S. government agencies of $9.9 billion and $11.8 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(table continued from previous page)

Mortgages
Prime, including option ARMs				Subprime		Total residential real estate – excluding PCI
September 30, 2013		December 31, 2012		September 30, 2013	December 31, 2012	September 30, 2013		December 31, 2012

$72,940		$61,439		$6,165	$6,673	$137,426		$133,605
2,997		3,237		637	727	4,564		5,254
9,130		11,580		574	855	10,278		13,037
$85,067		$76,256		$7,376	$8,255	$152,268		$151,896
2.64%	(g)	3.97%	(g)	16.42%	19.16%	3.26%	(g)	4.28%	(g)
$—		$—		$—	$—	$—		$—
8,763		10,625		—	—	8,763		10,625
3,124		3,445		1,485	1,807	7,457		8,460

$1,520		$2,573		$80	$236	$3,291		$7,567
416		991		274	653	1,227		3,075

1,962		3,697		298	457	7,807		11,734
923		1,376		719	985	3,349		4,523

4,957		7,070		638	726	14,966		18,902
1,765		2,117		1,210	1,346	5,534		6,227

54,221		38,281		1,878	1,793	88,826		72,314
5,453		4,549		2,279	2,059	13,418		11,952
13,850		15,602		—	—	13,850		15,602
$85,067		$76,256		$7,376	$8,255	$152,268		$151,896

$21,183		$17,539		$1,091	$1,240	$34,340		$32,534
13,552		11,190		974	1,081	26,010		24,871
5,036		3,999		291	323	9,517		8,945
4,590		4,372		925	1,031	8,618		8,867
3,428		2,927		231	257	7,043		7,195
2,659		2,131		353	399	6,163		6,020
1,334		1,162		150	165	4,429		4,661
1,905		1,741		155	177	4,067		4,198
977		866		183	203	2,999		3,148
449		405		171	191	2,907		3,201
29,954		29,924		2,852	3,188	46,175		48,256
$85,067		$76,256		$7,376	$8,255	$152,268		$151,896

The following tables represent the Firm’s delinquency statistics for junior lien home equity loans and lines as of September 30, 2013, and December 31, 2012.

	Delinquencies				Total 30+ day delinquency rate
September 30, 2013	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$344	$112	$161	$33,645	1.83%
Beyond the revolving period	64	14	41	4,397	2.71
HELOANs	86	28	20	4,162	3.22
Total	$494	$154	$222	$42,204	2.06%

	Delinquencies				Total 30+ day delinquency rate
December 31, 2012	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$514	$196	$185	$40,794	2.19%
Beyond the revolving period	48	19	27	2,127	4.42
HELOANs	125	58	23	5,079	4.06
Total	$687	$273	$235	$48,000	2.49%
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

Impaired loans
The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status.
The table below sets forth information about the Firm’s residential real estate impaired loans, excluding PCI loans. These loans are considered to be impaired as they have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on page 178 of this Form 10-Q.

	Home equity				Mortgages				Total residential real estate – excluding PCI
(in millions)	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012
Impaired loans
With an allowance	$583	$542	$715	$677	$6,155	$5,810	$3,054	$3,071	$10,507	$10,100
Without an allowance(a)	572	550	594	546	1,134	1,308	716	741	3,016	3,145
Total impaired loans(b)	$1,155	$1,092	$1,309	$1,223	$7,289	$7,118	$3,770	$3,812	$13,523	$13,245
Allowance for loan losses related to impaired loans	$117	$159	$185	$188	$164	$70	$99	$174	$565	$591
Unpaid principal balance of impaired loans(c)	1,526	1,408	2,602	2,352	9,331	9,095	5,613	5,700	19,072	18,555
Impaired loans on nonaccrual status(d)	637	607	666	599	2,017	1,888	1,181	1,308	4,501	4,402

(a)	Represents collateral-dependent residential mortgage loans that are charged off to the fair value of the underlying collateral less cost to sell.

(b)
At September 30, 2013, and December 31, 2012, $7.3 billion and $7.5 billion, respectively, of loans modified subsequent to repurchase from Government National Mortgage Association (“Ginnie Mae”) in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Services (“RHS”)) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)
Represents the contractual amount of principal owed at September 30, 2013, and December 31, 2012. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(d)
As of September 30, 2013, and December 31, 2012, nonaccrual loans included $3.2 billion and $2.9 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status refer to the Loan accounting framework in Note 14 on pages 250–253 of JPMorgan Chase’s 2012 Annual Report.

The following tables present average impaired loans and the related interest income reported by the Firm.

Three months ended September 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2013	2012	2013	2012	2013	2012
Home equity
Senior lien	$1,156	$607	$15	$6	$10	$1
Junior lien	1,309	782	21	9	14	1
Mortgages
Prime, including option ARMs	7,310	6,430	72	65	16	6
Subprime	3,799	3,148	50	45	13	7
Total residential real estate – excluding PCI	$13,574	$10,967	$158	$125	$53	$15

Nine months ended September 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2013	2012	2013	2012	2013	2012
Home equity
Senior lien	$1,151	$445	$44	$12	$30	$2
Junior lien	1,293	734	62	22	41	3
Mortgages
Prime, including option ARMs	7,239	5,619	211	169	45	16
Subprime	3,819	3,252	150	132	42	17
Total residential real estate – excluding PCI	$13,502	$10,050	$467	$335	$158	$38

(a)	Generally, interest income on loans modified in TDRs is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms.
Loan modifications
The global settlement, which became effective on April 5, 2012, required the Firm to, among other things, provide $3.7 billion of additional relief to certain borrowers under the Consumer Relief Program, including reductions of principal on first and second liens. For further information on the global settlement, see Mortgage Foreclosure-Related Investigations and Litigation in Note 23 on page 207 of this Form 10-Q.

Modifications of residential real estate loans, excluding PCI loans, are generally accounted for and reported as TDRs. There are no additional commitments to lend to borrowers whose residential real estate loans, excluding PCI loans, have been modified in TDRs. For further information, see Note 14 on page 252 and pages 260–262 of JPMorgan Chase’s 2012 Annual Report.

TDR activity rollforward
The following tables reconcile the beginning and ending balances of residential real estate loans, excluding PCI loans, modified in TDRs for the periods presented.

Three months ended September 30, (in millions)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Beginning balance of TDRs	$1,160	$560	$1,315	$762	$7,303	$6,092	$3,825	$3,484	$13,603	$10,898
New TDRs	35	590	70	478	224	1,136	66	458	395	2,662
Charge-offs post-modification(a)	(7)	(18)	(18)	(52)	(12)	(37)	(16)	(65)	(53)	(172)
Foreclosures and other liquidations (e.g., short sales)	(3)	—	(7)	(1)	(42)	(28)	(20)	(26)	(72)	(55)
Principal payments and other	(30)	(9)	(51)	(27)	(184)	(113)	(85)	(27)	(350)	(176)
Ending balance of TDRs	$1,155	$1,123	$1,309	$1,160	$7,289	$7,050	$3,770	$3,824	$13,523	$13,157
Permanent modifications	$1,114	$1,086	$1,304	$1,147	$7,069	$6,719	$3,639	$3,653	$13,126	$12,605
Trial modifications	$41	$37	$5	$13	$220	$331	$131	$171	$397	$552

Nine months ended September 30, (in millions)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Beginning balance of TDRs	$1,092	$335	$1,223	$657	$7,118	$4,877	$3,812	$3,219	$13,245	$9,088
New TDRs	175	833	299	667	852	2,626	283	942	1,609	5,068
Charge-offs post-modification(a)	(25)	(27)	(75)	(75)	(45)	(97)	(81)	(159)	(226)	(358)
Foreclosures and other liquidations (e.g., short sales)	(12)	—	(18)	(6)	(116)	(85)	(58)	(86)	(204)	(177)
Principal payments and other	(75)	(18)	(120)	(83)	(520)	(271)	(186)	(92)	(901)	(464)
Ending balance of TDRs	$1,155	$1,123	$1,309	$1,160	$7,289	$7,050	$3,770	$3,824	$13,523	$13,157
Permanent modifications	$1,114	$1,086	$1,304	$1,147	$7,069	$6,719	$3,639	$3,653	$13,126	$12,605
Trial modifications	$41	$37	$5	$13	$220	$331	$131	$171	$397	$552

(a)	Includes charge-offs on unsuccessful trial modifications.

Nature and extent of modifications
MHA, as well as the Firm’s proprietary modification programs, generally provide various concessions to financially troubled borrowers including, but not limited to, interest rate reductions, term or payment extensions and deferral of principal and/or interest payments that would otherwise have been required under the terms of the original agreement.

The following tables provide information about how residential real estate loans, excluding PCI loans, were modified under the Firm’s loss mitigation programs during the periods presented. These tables exclude Chapter 7 loans where the sole concession granted is the discharge of debt. At September 30, 2013, there were approximately 37,900 of such Chapter 7 loans, consisting of approximately 9,200 senior lien home equity loans, 22,200 junior lien home equity loans, 3,300 prime mortgage, including option ARMs, and 3,200 subprime mortgages.

Three months ended September 30,	Home equity				Mortgages				Total residential real estate - excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Number of loans approved for a trial modification(a)	347	527	146	306	584	1,145	960	1,422	2,037	3,400
Number of loans permanently modified	410	1,039	1,012	2,178	1,046	2,947	1,200	2,396	3,668	8,560
Concession granted:(a)(b)
Interest rate reduction	68%	77%	90%	85%	72%	55%	73%	65%	77%	68%
Term or payment extension	77	60	80	75	77	46	60	51	72	57
Principal and/or interest deferred	16	8	21	14	35	11	17	7	23	10
Principal forgiveness	40	18	36	33	33	47	45	50	39	40
Other(c)	—	—	—	—	22	25	14	11	11	12

Nine months ended September 30,	Home equity				Mortgages				Total residential real estate - excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Number of loans approved for a trial modification(a)	1,409	1,366	514	727	2,416	3,058	3,572	3,754	7,911	8,905
Number of loans permanently modified	1,360	3,736	3,681	6,042	3,659	7,651	4,347	8,240	13,047	25,669
Concession granted:(a)(b)
Interest rate reduction	71%	85%	88%	88%	73%	74%	71%	69%	77%	77%
Term or payment extension	74	42	78	76	71	56	54	39	67	53
Principal and/or interest deferred	12	5	23	16	30	14	13	6	20	11
Principal forgiveness	39	7	36	18	38	25	50	40	42	26
Other(c)	—	—	—	—	24	30	14	8	11	11

(a)	Prior period amounts have been revised to conform with the current presentation.

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

Financial effects of modifications and redefaults
The following tables provide information about the financial effects of the various concessions granted in modifications of residential real estate loans, excluding PCI, under the Firm’s loss mitigation programs and about redefaults of certain loans modified in TDRs for the periods presented. Because the specific types and amounts of concessions offered to borrowers frequently change between the trial modification and the permanent modification, the following tables present only the financial effects of permanent modifications. These tables also exclude Chapter 7 loans where the sole concession granted is the discharge of debt.

Three months ended September 30, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Weighted-average interest rate of loans with interest rate reductions – before TDR	5.95%	7.08%	5.14%	5.24%	5.04%	5.95%	7.17%	7.70%	5.67%	6.37%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.04	4.49	2.26	1.97	2.68	3.64	3.42	3.97	2.85	3.59
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	20	19	19	20	25	25	24	23	24	24
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	32	26	34	33	38	37	36	33	36	34
Charge-offs recognized upon permanent modification	$2	$4	$16	$23	$4	$3	$—	$7	$22	$37
Principal deferred	2	1	4	6	40	26	13	9	59	42
Principal forgiven	7	7	13	27	46	119	47	89	113	242
Number of loans that redefaulted within one year of permanent modification(a)	112	127	311	395	156	257	288	406	867	1,185
Balance of loans that redefaulted within one year of permanent modification(a)	$6	$11	$6	$11	$35	$72	$28	$42	$75	$136

Nine months ended September 30, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Weighted-average interest rate of loans with interest rate reductions – before TDR	6.35%	7.24%	5.14%	5.56%	5.27%	6.18%	7.39%	7.74%	5.89%	6.60%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.32	4.71	2.23	1.91	2.78	3.82	3.51	4.26	2.94	3.82
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	19	19	19	21	25	25	24	24	23	24
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	32	28	34	33	37	35	35	32	36	34
Charge-offs recognized upon permanent modification	$6	$6	$58	$35	$15	$26	$6	$19	$85	$86
Principal deferred	5	3	18	18	107	101	34	33	164	155
Principal forgiven	24	10	42	38	176	172	186	238	428	458
Number of loans that redefaulted within one year of permanent modification(a)	327	249	845	1,065	533	677	857	1,055	2,562	3,046
Balance of loans that redefaulted within one year of permanent modification(a)	$22	$20	$17	$36	$134	$190	$84	$115	$257	$361

(a)
Represents loans permanently modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The dollar amounts presented represent the balance of such loans at the end of the reporting period in which such loans defaulted. For residential real estate loans modified in TDRs, payment default is deemed to occur when the loan becomes two contractual payments past due. In the event that a modified loan redefaults, it is probable that the loan will ultimately be liquidated through foreclosure or another similar type of liquidation transaction. Redefaults of loans modified within the last 12 months may not be representative of ultimate redefault levels.

Approximately 85% of the trial modifications approved on or after July 1, 2010 (the approximate date on which substantial revisions were made to the HAMP program), that are seasoned more than six months have been successfully converted to permanent modifications.
The primary performance indicator for TDRs is the rate at which permanently modified loans redefault. At September 30, 2013, the cumulative redefault rates of residential real estate loans that have been modified under the Firm’s loss mitigation programs, excluding PCI loans, based upon permanent modifications that were completed after October 1, 2009, and that are seasoned more than six months are 18% for senior lien home equity, 19% for junior lien home equity, 15% for prime mortgages including option ARMs, and 23% for subprime mortgages.

Default rates of Chapter 7 loans vary significantly based on the delinquency status of the loan and overall economic conditions at the time of discharge. Default rates for Chapter 7 residential real estate loans that were less than 60 days past due at the time of discharge have ranged between approximately 10% and 40% in recent years based on the economic conditions at the time of discharge. At September 30, 2013, Chapter 7 residential real estate loans included approximately 21% of senior lien home equity, 11% of junior lien home equity, 35% of prime mortgage, including option ARMs, and 24% of subprime mortgages that were 30 days or more past due.
At September 30, 2013, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 7 years for senior lien home equity, 8 years for junior lien home equity, 10 years for prime mortgage, including option ARMs, and 9 years for subprime mortgages. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Other consumer loans
The table below provides information for other consumer retained loan classes, including auto, business banking and student loans.

(in millions, except ratios)	Auto		Business banking		Student and other				Total other consumer
	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013		Dec 31, 2012		Sep 30, 2013		Dec 31, 2012
Loan delinquency(a)
Current	$50,337	$49,290	$18,292	$18,482	$10,604		$11,038		$79,233		$78,810
30–119 days past due	467	616	253	263	670		709		1,390		1,588
120 or more days past due	6	7	165	138	390		444		561		589
Total retained loans	$50,810	$49,913	$18,710	$18,883	$11,664		$12,191		$81,184		$80,987
% of 30+ days past due to total retained loans	0.93%	1.25%	2.23%	2.12%	2.49%	(d)	2.12%	(d)	1.46%	(d)	1.58%	(d)
90 or more days past due and still accruing (b)	$—	$—	$—	$—	$456		$525		$456		$525
Nonaccrual loans	125	163	413	481	81		70		619		714
Geographic region
California	$5,384	$4,962	$2,076	$1,983	$1,110		$1,108		$8,570		$8,053
New York	3,757	3,742	2,963	2,981	1,213		1,202		7,933		7,925
Illinois	2,760	2,738	1,317	1,404	739		748		4,816		4,890
Florida	1,900	1,922	599	527	539		556		3,038		3,005
Texas	4,945	4,739	2,613	2,749	873		891		8,431		8,379
New Jersey	1,987	1,921	382	379	396		409		2,765		2,709
Arizona	1,803	1,719	1,006	1,139	257		265		3,066		3,123
Washington	932	824	220	202	221		287		1,373		1,313
Michigan	1,932	2,091	1,257	1,368	522		548		3,711		4,007
Ohio	2,219	2,462	1,370	1,443	720		770		4,309		4,675
All other	23,191	22,793	4,907	4,708	5,074		5,407		33,172		32,908
Total retained loans	$50,810	$49,913	$18,710	$18,883	$11,664		$12,191		$81,184		$80,987
Loans by risk ratings(c)
Noncriticized	$8,443	$8,882	$13,372	$13,336	NA		NA		$21,815		$22,218
Criticized performing	83	130	703	713	NA		NA		786		843
Criticized nonaccrual	2	4	338	386	NA		NA		340		390

(a)
Individual delinquency classifications included loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) as follows: current included $5.0 billion and $5.4 billion; 30-119 days past due included $395 million and $466 million; and 120 or more days past due included $374 million and $428 million at September 30, 2013, and December 31, 2012, respectively.

(b)	These amounts represent student loans, which are insured by U.S. government agencies under the FFELP. These amounts were accruing as reimbursement of insured amounts is proceeding normally.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(d)
September 30, 2013, and December 31, 2012, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $769 million and $894 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

Other consumer impaired loans and loan modifications
The table below sets forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

(in millions)	Auto		Business banking		Total other consumer(c)
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Impaired loans
With an allowance	$63	$78	$510	$543	$573	$621
Without an allowance(a)	53	72	—	—	53	72
Total impaired loans	$116	$150	$510	$543	$626	$693
Allowance for loan losses related to impaired loans	$10	$12	$114	$126	$124	$138
Unpaid principal balance of impaired loans(b)	213	259	595	624	808	883
Impaired loans on nonaccrual status	83	109	351	394	434	503

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at September 30, 2013, and December 31, 2012. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(c)	There were no impaired student and other loans at September 30, 2013, and December 31, 2012.

The following table presents average impaired loans for the periods presented.

(in millions)	Average impaired loans(b)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Auto	$118	$110	$131	$97
Business banking	511	589	527	641
Total other consumer(a)	$629	$699	$658	$738

(a)	There were no impaired student and other loans for the three or nine months ended September 30, 2013 and 2012.

(b)	The related interest income on impaired loans, including those on a cash basis, was not material for the three or nine months ended September 30, 2013 and 2012.

Loan modifications
The following table provides information about the Firm’s other consumer loans modified in TDRs. All of these TDRs are reported as impaired loans in the tables above.

(in millions)	Auto		Business banking		Total other consumer(c)
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Loans modified in troubled debt restructurings(a)(b)	$116	$150	$299	$352	$415	$502
TDRs on nonaccrual status	83	109	140	203	223	312

(a)	These modifications generally provided interest rate concessions to the borrower or term or payment extensions.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of September 30, 2013, and December 31, 2012, were immaterial.

(c)	There were no student and other loans modified in TDRs at September 30, 2013, and December 31, 2012.

TDR activity rollforward
The following tables reconcile the beginning and ending balances of other consumer loans modified in TDRs for the periods presented.

Three months ended September 30, (in millions)	Auto		Business banking		Total other consumer
	2013	2012	2013	2012	2013	2012
Beginning balance of TDRs	$124	$86	$324	$366	$448	$452
New TDRs	26	92	13	23	39	115
Charge-offs post-modification	(2)	(2)	(5)	(2)	(7)	(4)
Foreclosures and other liquidations	—	—	—	—	—	—
Principal payments and other	(32)	(12)	(33)	(35)	(65)	(47)
Ending balance of TDRs	$116	$164	$299	$352	$415	$516

Nine months ended September 30, (in millions)	Auto		Business banking		Total other consumer
	2013	2012	2013	2012	2013	2012
Beginning balance of TDRs	$150	$88	$352	$415	$502	$503
New TDRs	68	119	53	57	121	176
Charge-offs post-modification	(7)	(6)	(7)	(7)	(14)	(13)
Foreclosures and other liquidations	—	—	—	—	—	—
Principal payments and other	(95)	(37)	(99)	(113)	(194)	(150)
Ending balance of TDRs	$116	$164	$299	$352	$415	$516

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
The balance of business banking loans modified in TDRs that experienced a payment default, and for which the payment default occurred within one year of the modification, was $10 million and $6 million during the three months ended September 30, 2013 and 2012, respectively, and $33 million and $31 million during the nine months ended September 30, 2013 and 2012, respectively. The balance of auto loans modified in TDRs that experienced a payment default, and for which the payment default occurred within one year of the modification, was $13 million during both the three months ended September 30, 2013 and 2012, respectively, and $41 million and $27 million during the nine months ended September 30, 2013 and 2012, respectively. A payment default is deemed to occur as follows: (1) for scored auto and business banking loans, when the loan is two payments past due; and (2) for risk-rated business banking loans and auto loans, when the borrower has not made a loan payment by its scheduled due date after giving effect to the contractual grace period, if any.

The following table provides information about the financial effects of the various concessions granted in modifications of other consumer loans for the periods presented.

	Three months ended September 30,				Nine months ended September 30,
	Auto		Business banking		Auto		Business banking
	2013	2012	2013	2012	2013	2012	2013	2012
Weighted-average interest rate of loans with interest rate reductions – before TDR	13.64%	13.84%	10.20%	7.72%	13.35%	11.93%	8.34%	7.98%
Weighted-average interest rate of loans with interest rate reductions – after TDR	4.95	4.99	6.67	5.51	4.94	4.80	5.99	5.87
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	NM	NM	0.4	1.0	NM	NM	1.2	1.0
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	NM	NM	1.9	2.2	NM	NM	2.8	2.4

Purchased credit-impaired loans
For a detailed discussion of PCI loans, including the related accounting policies, see Note 14 on pages 250–275 of JPMorgan Chase’s 2012 Annual Report.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

(in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012
Carrying value(a)	$19,411	$20,971	$12,487	$13,674	$4,297	$4,626	$18,564	$20,466	$54,759	$59,737
Related allowance for loan losses(b)	1,758	1,908	1,929	1,929	380	380	894	1,494	4,961	5,711
Loan delinquency (based on unpaid principal balance)
Current	$18,679	$20,331	$10,403	$11,078	$4,146	$4,198	$15,863	$16,415	$49,091	$52,022
30–149 days past due	577	803	584	740	620	698	952	1,314	2,733	3,555
150 or more days past due	1,156	1,209	1,393	2,066	927	1,430	3,271	4,862	6,747	9,567
Total loans	$20,412	$22,343	$12,380	$13,884	$5,693	$6,326	$20,086	$22,591	$58,571	$65,144
% of 30+ days past due to total loans	8.49%	9.01%	15.97%	20.21%	27.17%	33.64%	21.02%	27.34%	16.19%	20.14%
Current estimated LTV ratios (based on unpaid principal balance)(c)(d)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$1,729	$4,508	$416	$1,478	$167	$375	$441	$1,597	$2,753	$7,958
Less than 660	927	2,344	471	1,449	623	1,300	919	2,729	2,940	7,822
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	3,766	4,966	1,397	2,968	361	434	1,572	3,281	7,096	11,649
Less than 660	1,758	2,098	1,233	1,983	1,046	1,256	2,059	3,200	6,096	8,537
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	4,370	3,531	2,797	1,872	502	416	3,566	3,794	11,235	9,613
Less than 660	1,704	1,305	1,796	1,378	1,204	1,182	3,059	2,974	7,763	6,839
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	4,462	2,524	2,381	1,356	444	255	4,909	2,624	12,196	6,759
Less than 660	1,696	1,067	1,889	1,400	1,346	1,108	3,561	2,392	8,492	5,967
Total unpaid principal balance	$20,412	$22,343	$12,380	$13,884	$5,693	$6,326	$20,086	$22,591	$58,571	$65,144
Geographic region (based on unpaid principal balance)
California	$12,298	$13,493	$7,111	$7,877	$1,329	$1,444	$10,761	$11,889	$31,499	$34,703
New York	989	1,067	839	927	588	649	1,259	1,404	3,675	4,047
Illinois	463	502	371	433	295	338	506	587	1,635	1,860
Florida	1,911	2,054	884	1,023	564	651	2,008	2,480	5,367	6,208
Texas	340	385	110	148	337	368	103	118	890	1,019
New Jersey	390	423	354	401	226	260	744	854	1,714	1,938
Arizona	370	408	193	215	97	105	278	305	938	1,033
Washington	1,106	1,215	277	328	118	142	481	563	1,982	2,248
Michigan	63	70	194	211	150	163	211	235	618	679
Ohio	24	27	58	71	89	100	79	89	250	287
All other	2,458	2,699	1,989	2,250	1,900	2,106	3,656	4,067	10,003	11,122
Total unpaid principal balance	$20,412	$22,343	$12,380	$13,884	$5,693	$6,326	$20,086	$22,591	$58,571	$65,144

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

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

Approximately 21% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following tables set forth delinquency statistics for PCI junior lien home equity loans and lines of credit based on unpaid principal balance as of September 30, 2013, and December 31, 2012.

	Delinquencies
September 30, 2013	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$251	$92	$561	$13,156	6.87%
Beyond the revolving period(c)	50	17	63	1,961	6.63
HELOANs	26	11	41	932	8.37
Total	$327	$120	$665	$16,049	6.93%

	Delinquencies
December 31, 2012	30–89 days past due	90–149 days past due	150+ days past due	Total loans	Total 30+ day delinquency rate
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$361	$175	$591	$15,915	7.08%
Beyond the revolving period(c)	30	13	20	666	9.46
HELOANs	37	18	44	1,085	9.12
Total	$428	$206	$655	$17,666	7.30%

(a)	In general, these HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Includes loans modified into fixed rate amortizing loans.
The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the three and nine months ended September 30, 2013 and 2012, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. The table excludes the cost to fund the PCI portfolios, and therefore the accretable yield does not represent net interest income expected to be earned on these portfolios.

(in millions, except ratios)	Total PCI
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$18,606	$19,567	$18,457	$19,072
Accretion into interest income	(535)	(606)	(1,673)	(1,902)
Changes in interest rates on variable-rate loans	(102)	(91)	(212)	(264)
Other changes in expected cash flows(a)	(259)	28	1,138	1,992
Balance at September 30	$17,710	$18,898	$17,710	$18,898
Accretable yield percentage	4.24%	4.30%	4.32%	4.41%

(a)
Other changes in expected cash flows may vary from period-to-period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the three months ended September 30, 2013, other changes in expected cash flows were predominantly driven by changes in prepayment assumptions. For the nine months ended September 30, 2013, other changes in expected cash flows were due to refining the expected interest cash flows on HELOCs with balloon payments, partially offset by changes in prepayment assumptions. For the three and nine months ended September 30, 2012, other changes in expected cash flows were principally driven by the impact of modifications, but also related to changes in prepayment assumptions.

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

Credit card loan portfolio
The Credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans as they provide an early warning that borrowers may be experiencing difficulties (30 days past due); information on those borrowers that have been delinquent for a longer period of time (90 days past due) is also considered. In addition to delinquency rates, the geographic distribution of the loans provides insight as to the credit quality of the portfolio based on the regional economy.
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

The table below sets forth information about the Firm’s credit card loans.

(in millions, except ratios)	September 30, 2013	December 31, 2012
Loan delinquency
Current and less than 30 days past due and still accruing	$121,587	$125,309
30–89 days past due and still accruing	1,111	1,381
90 or more days past due and still accruing	973	1,302
Nonaccrual loans	1	1
Total retained credit card loans	$123,672	$127,993
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.69%	2.10%
% of 90+ days past due to total retained loans	0.79	1.02
Credit card loans by geographic region
California	$16,567	$17,115
New York	10,235	10,379
Texas	10,095	10,209
Illinois	7,218	7,399
Florida	6,922	7,231
New Jersey	5,381	5,503
Ohio	4,757	4,956
Pennsylvania	4,321	4,549
Michigan	3,578	3,745
Virginia	3,067	3,193
All other	51,531	53,714
Total retained credit card loans	$123,672	$127,993
Percentage of portfolio based on carrying value with estimated refreshed FICO scores(a)
Equal to or greater than 660	84.9%	84.1%
Less than 660	15.1	15.9

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

(in millions)	September 30, 2013	December 31, 2012
Impaired credit card loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$3,061	$4,189
Modified credit card loans that have reverted to pre-modification payment terms(d)	407	573
Total impaired credit card loans	$3,468	$4,762
Allowance for loan losses related to impaired credit card loans	$1,080	$1,681

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)
Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms. At September 30, 2013, and December 31, 2012, $245 million and $341 million, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. The remaining $162 million and $232 million at September 30, 2013, and December 31, 2012, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Average impaired credit card loans	$3,657	$5,529	$4,079	$6,188
Interest income on impaired credit card loans	47	73	157	242
Loan modifications
JPMorgan Chase may offer one of a number of loan modification programs to credit card borrowers who are experiencing financial difficulty. Most of the credit card loans have been modified under long-term programs for borrowers who are experiencing financial difficulties. Modifications under long-term programs involve placing the customer on a fixed payment plan, generally for 60 months. The Firm may also offer short-term programs for borrowers who may be in need of temporary relief; however, none are currently being offered. Modifications under all short- and long-term programs typically include reducing the interest rate on the credit card. Substantially all modifications are considered to be TDRs.

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
The following table provides information regarding the nature and extent of modifications of credit card loans for the periods presented.

	New enrollments
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Short-term programs	$—	$—	$—	$47
Long-term programs	288	373	915	1,261
Total new enrollments	$288	$373	$915	$1,308
Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the periods presented.

(in millions, except weighted-average data)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Weighted-average interest rate of loans – before TDR	15.26%	15.34%	15.38%	15.75%
Weighted-average interest rate of loans – after TDR	4.30	4.97	4.42	5.25
Loans that redefaulted within one year of modification(a)	$43	$69	$128	$247

(a)
Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the loans become two payments past due. A substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. Based on historical experience, the estimated weighted-average default rate was expected to be 31.56% for credit card loans modified as of September 30, 2013, and 38.23% for credit card loans modified as of December 31, 2012.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned each loan. For further information on these risk ratings, see Notes 14 and 15 on pages 250–279 of JPMorgan Chase’s 2012 Annual Report.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate
(in millions, except ratios)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Loans by risk ratings
Investment-grade	$62,491	$61,870	$50,758	$41,796
Noninvestment-grade:
Noncriticized	45,679	44,651	13,316	14,567
Criticized performing	2,399	2,636	2,553	3,857
Criticized nonaccrual	337	708	406	520
Total noninvestment-grade	48,415	47,995	16,275	18,944
Total retained loans	$110,906	$109,865	$67,033	$60,740
% of total criticized to total retained loans	2.47%	3.04%	4.41%	7.21%
% of nonaccrual loans to total retained loans	0.30	0.64	0.61	0.86
Loans by geographic distribution(a)
Total non-U.S.	$36,114	$35,494	$1,443	$1,533
Total U.S.	74,792	74,371	65,590	59,207
Total retained loans	$110,906	$109,865	$67,033	$60,740

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$110,409	$109,019	$66,527	$59,829
30–89 days past due and still accruing	152	119	79	322
90 or more days past due and still accruing(c)	8	19	21	69
Criticized nonaccrual	337	708	406	520
Total retained loans	$110,906	$109,865	$67,033	$60,740

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

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

(in millions, except ratios)	Multifamily		Commercial lessors
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Real estate retained loans	$42,704	$38,030	$15,474	$14,668
Criticized exposure	1,313	2,118	1,524	1,951
% of criticized exposure to total real estate retained loans	3.07%	5.57%	9.85%	13.30%
Criticized nonaccrual	$227	$249	$165	$207
% of criticized nonaccrual to total real estate retained loans	0.53%	0.65%	1.07%	1.41%

(table continued from previous page)

Financial institutions		Government agencies		Other(d)		Total retained loans
September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012

$29,167	$22,064	$8,782	$9,183	$75,611	$79,533	$226,809	$214,446

7,324	13,760	411	356	10,654	9,914	77,384	83,248
307	395	3	5	183	201	5,445	7,094
26	8	1	—	180	198	950	1,434
7,657	14,163	415	361	11,017	10,313	83,779	91,776
$36,824	$36,227	$9,197	$9,544	$86,628	$89,846	$310,588	$306,222
0.90%	1.11%	0.04%	0.05%	0.42%	0.44%	2.06%	2.78%
0.07	0.02	0.01	—	0.21	0.22	0.31	0.47

$25,782	$26,326	$1,411	$1,582	$40,243	$39,421	$104,993	$104,356
11,042	9,901	7,786	7,962	46,385	50,425	205,595	201,866
$36,824	$36,227	$9,197	$9,544	$86,628	$89,846	$310,588	$306,222

$36,752	$36,151	$9,188	$9,516	$85,851	$88,177	$308,727	$302,692
36	62	8	28	567	1,427	842	1,958
10	6	—	—	30	44	69	138
26	8	1	—	180	198	950	1,434
$36,824	$36,227	$9,197	$9,544	$86,628	$89,846	$310,588	$306,222
(table continued from previous page)

Commercial construction and development		Other		Total real estate loans
September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
$3,611	$2,989	$5,244	$5,053	$67,033	$60,740
87	119	35	189	2,959	4,377
2.41%	3.98%	0.67%	3.74%	4.41%	7.21%
$6	$21	$8	$43	$406	$520
0.17%	0.70%	0.15%	0.85%	0.61%	0.86%

Wholesale impaired loans and loan modifications
Wholesale impaired loans are comprised of loans that have been placed on nonaccrual status and/or that have been modified in a troubled debt restructuring (“TDR”). All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on page 178 of this Form 10-Q.
The table below sets forth information about the Firm’s wholesale impaired loans.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012
Impaired loans
With an allowance	$287	$588	$294	$375	$14	$6	$1	$—	$112	$122	$708	$1,091
Without an allowance(a)	49	173	132	133	12	2	—	—	71	76	264	384
Total impaired loans	$336	$761	$426	$508	$26	$8	$1	$—	$183	$198	$972	$1,475
Allowance for loan losses related to impaired loans	$97	$205	$69	$82	$15	$2	$—	$—	$28	$30	$209	$319
Unpaid principal balance of impaired loans(b)	475	957	522	626	40	22	1	—	275	318	1,313	1,923

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at September 30, 2013, and December 31, 2012. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

The following table presents the Firm’s average impaired loans for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Commercial and industrial	$342	$830	$445	$879
Real estate	450	742	500	825
Financial institutions	18	11	12	20
Government agencies	1	8	—	12
Other	215	205	222	300
Total(a)	$1,026	$1,796	$1,179	$2,036

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three and nine months ended September 30, 2013 and 2012.

Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. For further information, see Note 14 on page 252 and pages 274–275 of JPMorgan Chase’s 2012 Annual Report.
The following tables provide information about the Firm’s wholesale loans that have been modified in TDRs, including a reconciliation of the beginning and ending balances of such loans and information regarding the nature and extent of modifications during the periods presented.

Three months ended September 30, (in millions)	Commercial and industrial		Real estate		Other (b)		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Beginning balance of TDRs	$109	$464	$111	$121	$34	$30	$254	$615
New TDRs	—	$15	—	14	—	4	—	33
Increases to existing TDRs	—	13	—	—	—	—	—	13
Charge-offs post-modification	—	(2)	—	—	—	—	—	(2)
Sales and other(a)	(30)	(113)	(9)	(13)	(9)	(13)	(48)	(139)
Ending balance of TDRs	$79	$377	$102	$122	$25	$21	$206	$520

Nine months ended September 30, (in millions)	Commercial and industrial		Real estate		Other (b)		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Beginning balance of TDRs	$575	$531	$99	$176	$22	$43	$696	$750
New TDRs	41	$71	41	24	37	70	119	165
Increases to existing TDRs	4	33	—	—	—	—	4	33
Charge-offs post-modification	(1)	(17)	(3)	(2)	—	(7)	(4)	(26)
Sales and other(a)	(540)	(241)	(35)	(76)	(34)	(85)	(609)	(402)
Ending balance of TDRs	$79	$377	$102	$122	$25	$21	$206	$520
TDRs on nonaccrual status	$79	$304	$69	$90	$25	$20	$173	$414
Additional commitments to lend to borrowers whose loans have been modified in TDRs	15	192	—	—	4	—	19	192

(a)
Sales and other are largely sales and paydowns, but also included performing loans restructured at market rates that were removed from the reported TDR balance of zero and $3 million during the three months ended September 30, 2013 and 2012, respectively, and zero and $43 million during the nine months ended September 30, 2013 and 2012, respectively. Loans that have been removed continue to be evaluated along with other impaired loans to determine the asset-specific component of the allowance for loan losses (see Note 15 on pages 276–279 of JPMorgan Chase’s 2012 Annual Report).

(b)	Includes loans to Financial institutions, Government agencies and Other.
Financial effects of modifications and redefaults
Wholesale loans modified as TDRs are typically term or payment extensions and, to a lesser extent, deferrals of principal and/or interest on commercial and industrial and real estate loans. For the three months ended September 30, 2013 and 2012, the average term extension granted on wholesale loans with term or payment extensions was 6.0 years and 0.3 years, respectively. The weighted-average remaining term for all wholesale loans modified during these periods was 3.1 years and 4.9 years, respectively. Wholesale TDR loans that redefaulted within one year of the modification were zero and $4 million during the three months ended September 30, 2013 and 2012, respectively. For the nine months ended

September 30, 2013 and 2012, the average term extension granted on wholesale loans with term or payment extensions was 2.1 years and 1.0 years, respectively. The weighted-average remaining term for all wholesale loans modified during these periods was 1.6 years and 3.8 years, respectively. Wholesale TDR loans that redefaulted within one year of the modification were $1 million and $56 million during the nine months ended September 30, 2013 and 2012, respectively. A payment default is deemed to occur when the borrower has not made a loan payment by its scheduled due date after giving effect to any contractual grace period.

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

	2013					2012
Nine months ended September 30, (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card		Credit card		Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$12,292	$5,501		$4,143	$21,936	$16,294		$6,999		$4,316	$27,609
Gross charge-offs	1,829	3,461		190	5,480	4,001	(c)	4,494		213	8,708
Gross recoveries	(337)	(473)		(196)	(1,006)	(393)		(647)		(233)	(1,273)
Net charge-offs/(recoveries)	1,492	2,988		(6)	4,474	3,608	(c)	3,847		(20)	7,435
Provision for loan losses	(1,346)	1,588		(130)	112	314		2,347		(14)	2,647
Other	(6)	(4)		7	(3)	(12)		4		11	3
Ending balance at September 30,	$9,448	$4,097		$4,026	$17,571	$12,988		$5,503		$4,333	$22,824

Allowance for loan losses by impairment methodology
Asset-specific(a)	$689	$1,080	(b)	$209	$1,978	$918		$1,909	(b)	$388	$3,215
Formula-based	3,798	3,017		3,817	10,632	6,359		3,594		3,945	13,898
PCI	4,961	—		—	4,961	5,711		—		—	5,711
Total allowance for loan losses	$9,448	$4,097		$4,026	$17,571	$12,988		$5,503		$4,333	$22,824

Loans by impairment methodology
Asset-specific	$14,149	$3,468		$972	$18,589	$13,900		$5,274		$1,748	$20,922
Formula-based	219,303	120,204		309,605	649,112	219,983		119,157		295,805	634,945
PCI	54,759	—		11	54,770	61,196		—		23	61,219
Total retained loans	$288,211	$123,672		$310,588	$722,471	$295,079		$124,431		$297,576	$717,086

Impaired collateral-dependent loans
Net charge-offs	$190	$—		$16	$206	$992		$—		$57	$1,049
Loans measured at fair value of collateral less cost to sell	3,113	—		367	3,480	3,251		—		590	3,841

Allowance for lending-related commitments
Beginning balance at January 1,	$7	$—		$661	$668	$7		$—		$666	$673
Provision for lending-related commitments	1	—		8	9	(1)		—		83	82
Other	1	—		(1)	—	1		—		(4)	(3)
Ending balance at September 30,	$9	$—		$668	$677	$7		$—		$745	$752

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$71	$71	$—		$—		$191	$191
Formula-based	9	—		597	606	7		—		554	561
Total allowance for lending-related commitments	$9	$—		$668	$677	$7		$—		$745	$752

Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$244	$244	$—		$—		$586	$586
Formula-based	58,787	532,251		448,823	1,039,861	62,183		534,333		421,971	1,018,487
Total lending-related commitments	$58,787	$532,251		$449,067	$1,040,105	$62,183		$534,333		$422,557	$1,019,073

(a)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(b)
The asset-specific credit card allowance for loan losses is related to loans that have been modified in a TDR; such allowance is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.

(c)
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
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line-of-Business	Transaction Type	Activity	Form 10-Q page reference
CCB	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	179
	Mortgage securitization trusts	Securitization of both originated and purchased residential mortgages	179–181
	Other securitization trusts	Securitization of originated automobile and student loans	179–181
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, automobile and student loans	179–181
	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	181
	Municipal bond vehicles		181–182
	Credit-related note and asset swap vehicles		182
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
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trusts. This includes the Firm’s primary card securitization trust, Chase Issuance Trust. See the table on page 183 of this Note for further information on consolidated VIE assets and liabilities.

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

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. See Securitization activity on page 184 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs, and Loans and excess mortgage servicing rights sold to agencies and other third-party-sponsored securitization entities on page 184 of this Note for information on the Firm’s loan sales to U.S. government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
September 30, 2013(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime/Alt-A and Option ARMs	$112.9	$3.6	$93.7	$0.5	$0.3	$0.8
Subprime	33.0	1.8	29.1	0.1	—	0.1
Commercial and other(b)	125.4	—	88.6	0.4	3.0	3.4
Total	$271.3	$5.4	$211.4	$1.0	$3.3	$4.3

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2012(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime/Alt-A and Option ARMs	$133.5	$2.7	$106.7	$0.3	$—	$0.3
Subprime	34.5	1.3	31.3	0.1	—	0.1
Commercial and other(b)	127.8	—	81.8	1.5	2.8	4.3
Total	$295.8	$4.0	$219.8	$1.9	$2.8	$4.7

(a)
Excludes U.S. government agency securitizations. See Loans and excess mortgage servicing rights sold to agencies and other third-party-sponsored securitization entities on page 184 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)
Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions.

(c)
The table above excludes the following: retained servicing (see Note 16 on pages 186–189 of this Form 10-Q for a discussion of MSRs); securities retained from loans sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (See Note 5 on pages 133–144 of this Form 10-Q for further information on derivatives); senior and subordinated securities of $169 million and $20 million, respectively, at September 30, 2013, and $131 million and $45 million, respectively, at December 31, 2012, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of September 30, 2013, and December 31, 2012, 58% and 74%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $437 million and $170 million of investment-grade and $339 million and $171 million of noninvestment-grade retained interests at September 30, 2013, and December 31, 2012, respectively. The retained interests in commercial and other securitizations trusts consisted of $3.3 billion and $4.1 billion of investment-grade and $154 million and $164 million of noninvestment-grade retained interests at September 30, 2013, and December 31, 2012, respectively.

Residential mortgages
For a more detailed description of the Firm’s involvement with residential mortgage securitizations, see Note 16 on page 283 of JPMorgan Chase’s 2012 Annual Report.
At September 30, 2013, and December 31, 2012, the Firm did not consolidate the assets of certain Firm-sponsored residential mortgage securitization VIEs, in which the Firm had continuing involvement, primarily due to the fact that the Firm did not hold an interest in these trusts that could potentially be significant to the trusts. See the table on page 183 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. For a more detailed description of the Firm’s involvement with commercial mortgage and other consumer securitizations, see Note 16 on page 283 of JPMorgan Chase’s 2012 Annual Report. See the table on the previous page of this Note for more information on interests held in nonconsolidated securitizations.
Re-securitizations
For a more detailed description of JPMorgan Chase’s
participation in re-securitization transactions, see Note 16 on pages 283–284 of JPMorgan Chase’s 2012 Annual Report.
During the three and nine months ended September 30, 2013, the Firm transferred $7.5 billion and $14.6 billion, respectively, of securities to agency VIEs. There were no securities transferred to private-label VIEs during the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2012, the Firm transferred $2.0 billion and $8.0 billion, respectively, of securities to agency VIEs, and $45 million and $286 million, respectively, of securities to private-label VIEs.
As of September 30, 2013, and December 31, 2012, the Firm did not consolidate any agency re-securitizations. As of September 30, 2013, and December 31, 2012, the Firm consolidated $87 million and $76 million, respectively, of assets, and $23 million and $5 million, respectively, of liabilities of private-label re-securitizations. See the table on page 183 of this Note for more information on the consolidated re-securitization transactions.

As of September 30, 2013, and December 31, 2012, total assets (including the notional amount of interest-only securities) of nonconsolidated Firm-sponsored private-label re-securitization entities in which the Firm has continuing involvement were $2.6 billion and $4.6 billion, respectively. At September 30, 2013, and December 31, 2012, the Firm held approximately $2.6 billion and $2.0 billion, respectively, of interests in nonconsolidated agency re-securitization entities, and $5 million and $61 million, respectively, of senior and subordinated interests in nonconsolidated private-label re-securitization entities. See the table on page 180 of this Note for further information on interests held in nonconsolidated securitizations.
Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, see Note 16 on pages 284–285 of JPMorgan Chase’s 2012 Annual Report.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper, including commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $4.2 billion and $8.3 billion of the commercial paper issued by the Firm-administered multi-seller conduits at September 30, 2013, and December 31, 2012, which was eliminated in consolidation. The Firm’s investments were not driven by market liquidity and the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm provides lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded portion of these commitments was $11.2 billion and $10.8 billion at September 30, 2013, and December 31, 2012, respectively, which are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 21 on pages 195–199 of this Form 10-Q.
VIEs associated with investor intermediation activities
Municipal bond vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with municipal bond vehicles, see Note 16 on pages 285–286 of JPMorgan Chase’s 2012 Annual Report.

The Firm’s exposure to nonconsolidated municipal bond VIEs at September 30, 2013, and December 31, 2012, including the ratings profile of the VIEs’ assets, was as follows.

(in billions)	Fair value of assets held by VIEs	Liquidity facilities	Excess/(deficit)(a)	Maximum exposure
Nonconsolidated municipal bond vehicles
September 30, 2013	$12.7	$7.6	$5.1	$7.6
December 31, 2012	14.2	8.0	6.2	8.0

	Ratings profile of VIE assets(b)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
	Investment-grade				Noninvestment- grade
(in billions, except where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below
September 30, 2013	$2.9	$9.7	$0.1	$—	$—	$12.7	6.2
December 31, 2012	3.1	11.0	0.1	—	—	14.2	5.9

(a)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(b)	The ratings scale is presented on an S&P-equivalent basis. Prior periods have been reclassified to conform with the current presentation.

Credit-related note and asset swap vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with credit-related note and asset swap vehicles, see Note 16 on pages 286–288 of JPMorgan Chase’s 2012 Annual Report.
Exposure to nonconsolidated credit-related note and asset swap VIEs at September 30, 2013, and December 31, 2012, was as follows.

September 30, 2013 (in billions)	Net derivative receivables	Total exposure	Par value of collateral held by VIEs(a)
Credit-related notes
Static structure	$—	$—	$4.8
Managed structure	0.3	0.3	4.3
Total credit-related notes	0.3	0.3	9.1
Asset swaps	0.4	0.4	7.2
Total	$0.7	$0.7	$16.3

December 31, 2012 (in billions)	Net derivative receivables	Total exposure	Par value of collateral held by VIEs(a)
Credit-related notes
Static structure	$0.5	$0.5	$7.3
Managed structure	0.6	0.6	5.6
Total credit-related notes	1.1	1.1	12.9
Asset swaps	0.4	0.4	7.9
Total	$1.5	$1.5	$20.8

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

The Firm consolidated credit-related note vehicles with collateral fair values of $316 million and $483 million, at September 30, 2013, and December 31, 2012, respectively. These consolidated VIEs included some that were structured by the Firm where the Firm provides the credit derivative, and some that have been structured by third parties where the Firm is not the credit derivative provider. The Firm consolidated these vehicles, because it held positions in these entities that provided the Firm with control. The Firm did not consolidate any asset swap vehicles at September 30, 2013, and December 31, 2012.
VIEs sponsored by third parties
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 288 of JPMorgan Chase’s 2012 Annual Report.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of September 30, 2013, and December 31, 2012.

	Assets				Liabilities
September 30, 2013 (in billions)(a)	Trading assets – debt and equity instruments	Loans	Other(d)	Total assets(e)	Beneficial interests in VIE assets(f)	Other(g)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$47.5	$1.0	$48.5	$26.4	$—	$26.4
Firm-administered multi-seller conduits	—	17.6	0.1	17.7	13.4	—	13.4
Municipal bond vehicles	4.4	—	—	4.4	3.8	—	3.8
Mortgage securitization entities(b)	2.1	1.8	—	3.9	2.8	0.9	3.7
Other(c)	0.7	2.5	1.2	4.4	2.5	0.1	2.6
Total	$7.2	$69.4	$2.3	$78.9	$48.9	$1.0	$49.9

	Assets				Liabilities
December 31, 2012 (in billions)(a)	Trading assets – debt and equity instruments	Loans	Other(d)	Total assets(e)	Beneficial interests in VIE assets(f)	Other(g)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$51.9	$0.8	$52.7	$30.1	$—	$30.1
Firm-administered multi-seller conduits	—	25.4	0.1	25.5	17.2	—	17.2
Municipal bond vehicles	9.8	—	0.1	9.9	11.0	—	11.0
Mortgage securitization entities(b)	1.4	2.0	—	3.4	2.3	1.1	3.4
Other(c)	0.8	3.4	1.1	5.3	2.6	0.1	2.7
Total	$12.0	$82.7	$2.1	$96.8	$63.2	$1.2	$64.4

(a)	Excludes intercompany transactions which were eliminated in consolidation.

(b)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(c)
Primarily comprises student loan securitization entities. The Firm consolidated $2.6 billion and $3.3 billion of student loan securitization entities as of September 30, 2013, and December 31, 2012, respectively.

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

(f)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $31.6 billion and $35.0 billion at September 30, 2013, and December 31, 2012, respectively. The maturities of the long-term beneficial interests as of September 30, 2013, were as follows: $5.5 billion under one year, $18.7 billion between one and five years, and $7.4 billion over five years, all respectively.

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

Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and nine months ended September 30, 2013 and 2012, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved based on the accounting rules in effect at the time of the securitization.

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013			2012
(in millions, except rates)(a)	Residential mortgage(d)	Commercial and other(f)	Residential mortgage(d)(e)	Commercial and other(f)	Residential mortgage(d)	Commercial and other(f)		Residential mortgage(d)(e)	Commercial and other(f)
Principal securitized	$345	$1,867	$—	$1,004	$1,404	$7,151	(f)	$—	$3,067
All cash flows during the period:
Proceeds from new securitizations(b)	$330	$1,855	$—	$1,050	$1,410	$7,281	(f)	$—	$3,211
Servicing fees collected	149	1	155	1	434	4		506	3
Purchases of previously transferred financial assets (or the underlying collateral)(c)	12	—	46	—	283	—		157	—
Cash flows received on interests	51	116	49	34	106	258		146	116

(a)	Excludes re-securitization transactions.

(b)
For the three and nine months ended September 30, 2013, $330 million and $1.4 billion, respectively, of proceeds from residential mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy. For the three and nine months ended September 30, 2013, $1.9 billion and $7.1 billion, respectively, of proceeds from commercial mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy and zero and $207 million, respectively, of proceeds from commercial mortgage securitizations were received as cash. For the three and nine months ended September 30, 2012, $1.1 billion and $3.2 billion, respectively, of commercial mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy.

(c)	Includes cash paid by the Firm to reacquire assets from off–balance sheet, nonconsolidated entities – for example, loan repurchases due to representation and warranties and servicer clean-up calls.

(d)	Includes prime, Alt-A, subprime, and option ARMs. Excludes sales for which the Firm did not securitize the loan (including loans sold to Ginnie Mae, Fannie Mae and Freddie Mac).

(e)	There were no residential mortgage securitizations during the three months and nine months ended September 30, 2012.

(f)	Includes commercial and student loan securitizations.

Loans and excess mortgage servicing rights sold to agencies and other third-party-sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess mortgage servicing rights on a nonrecourse basis, predominantly to Ginnie Mae, Fannie Mae and Freddie Mac (the “Agencies”). These loans and excess mortgage servicing rights are sold primarily for the purpose of securitization by the Agencies, which also provide credit enhancement of the loans and excess mortgage servicing rights through certain guarantee provisions. The Firm does not consolidate these securitization vehicles as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. See Note 29 on pages 308–315 of the Firm’s 2012 Annual Report for additional information about the Firm’s loan sales- and securitization-related indemnifications. See Note 16 on pages 186–189 of this Form 10-Q for additional information about the impact of the Firm’s sale of certain excess mortgage servicing rights.

The following table summarizes the activities related to loans sold to U.S. agencies and third-party-sponsored securitization entities.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012(e)	2013	2012(e)
Carrying value of loans sold(a)	$39,354	$47,900	$142,279	$131,633
Proceeds received from loan sales as cash	202	26	663	67
Proceeds from loans sales as securities(b)	38,661	47,324	140,053	130,015
Total proceeds received from loan sales(c)	$38,863	$47,350	$140,716	$130,082
Gains on loan sales(d)	31	50	281	141

(a)	Predominantly to U.S. government agencies.

(b)	Predominantly includes securities from U.S. government agencies that are generally sold shortly after receipt.

(c)	Excludes the value of MSRs retained upon the sale of loans. Gains on loans sales include the value of MSRs.

(d)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.

(e)	Prior periods have been revised to conform with the current presentation.

Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 21 on pages 195–199 of this Form 10-Q, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies under certain arrangements. The Firm may elect to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated Balance Sheets as a loan with a corresponding liability. As of September 30, 2013, and December 31, 2012, the Firm had recorded on its Consolidated Balance Sheets $14.0 billion and $15.6 billion, respectively of loans that either had been repurchased or for which the Firm had an option to repurchase. Predominately all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools. Additionally, real estate owned resulting from voluntary repurchases of loans was $1.9 billion and $1.6 billion as of September 30, 2013, and December 31, 2012, respectively. Substantially all of these loans and real estate owned are insured or guaranteed by U.S. government agencies and reimbursement is proceeding normally. For additional information, refer to Note 13 on pages 155–177 of this Form 10-Q and Note 14 on pages 250–275 of JPMorgan Chase’s 2012 Annual Report.

JPMorgan Chase’s interest in securitized assets held at fair value
The following table outlines the key economic assumptions used to determine the fair value, as of September 30, 2013, and December 31, 2012, of certain of the Firm’s retained interests in nonconsolidated VIEs (other than MSRs), that are valued using modeling techniques. The table also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of MSRs, see Note 16 on pages 186–189 of this Form 10-Q.

	Commercial and other
(in millions, except rates and where otherwise noted)(a)	September 30, 2013	December 31, 2012
JPMorgan Chase interests in securitized assets	$427	$1,488
Weighted-average life (in years)	5.8	6.1
Weighted-average discount rate(b)	4.5%	4.1%
Impact of 10% adverse change	$(9)	$(34)
Impact of 20% adverse change	(17)	(65)

(a)
The Firm’s interests in prime mortgage securitizations were $506 million and $341 million, as of September 30, 2013, and December 31, 2012, respectively. These include retained interests in Alt-A loans and re-securitization transactions. The Firm’s interests in subprime mortgage securitizations were $117 million and $68 million, as of September 30, 2013, and December 31, 2012, respectively.

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

Loan delinquencies and liquidation losses

The table below includes information about components of nonconsolidated securitized financial assets, in which the Firm has continuing involvement, and delinquencies as of September 30, 2013, and December 31, 2012, respectively; and liquidation losses for the three and nine months ended September 30, 2013 and 2012, respectively.

					Liquidation losses
	Securitized assets		90 days past due		Three months ended September 30,		Nine months ended September 30,
(in millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	2013	2012	2013	2012
Securitized loans(a)
Residential mortgage:
Prime / Alt-A & Option ARMs	$93,718	$106,667	$16,102	$22,865	$1,004	$1,973	$3,963	$7,047
Subprime	29,129	31,264	7,987	10,570	462	902	2,001	2,023
Commercial and other	88,532	81,834	2,663	4,077	431	383	761	904
Total loans securitized(b)	$211,379	$219,765	$26,752	$37,512	$1,897	$3,258	$6,725	$9,974

(a)
Total assets held in securitization-related SPEs were $271.3 billion and $295.8 billion, respectively, at September 30, 2013, and December 31, 2012. The $211.4 billion and $219.8 billion, respectively, of loans securitized at September 30, 2013, and December 31, 2012, excluded: $54.5 billion and $72.0 billion, respectively, of securitized loans in which the Firm has no continuing involvement, and $5.4 billion and $4.0 billion, respectively, of loan securitizations consolidated on the Firm’s Consolidated Balance Sheets at September 30, 2013, and December 31, 2012.

(b)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

Note 16 – Goodwill and other intangible assets
For a discussion of the accounting policies related to goodwill and other intangible assets, see Note 17 on pages 291–295 of JPMorgan Chase’s 2012 Annual Report.
Goodwill and other intangible assets consist of the following.

(in millions)	September 30, 2013	December 31, 2012
Goodwill	$48,100	$48,175
Mortgage servicing rights	9,490	7,614
Other intangible assets:
Purchased credit card relationships	$176	$295
Other credit card-related intangibles	188	229
Core deposit intangibles	206	355
Other intangibles	1,247	1,356
Total other intangible assets	$1,817	$2,235
The following table presents goodwill attributed to the business segments.

(in millions)	September 30, 2013	December 31, 2012
Consumer & Community Banking	$31,000	$31,048
Corporate & Investment Bank	6,882	6,895
Commercial Banking	2,862	2,863
Asset Management	6,979	6,992
Corporate/Private Equity	377	377
Total goodwill	$48,100	$48,175

The following table presents changes in the carrying amount of goodwill.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Balance at beginning of period(a)	$48,057	$48,131	$48,175	$48,188
Changes during the period from:
Business combinations	11	11	47	31
Dispositions	—	—	(5)	(4)
Other(b)	32	36	(117)	(37)
Balance at Sept 30,(a)	$48,100	$48,178	$48,100	$48,178

(a)	Reflects gross goodwill balances as the Firm has not recognized any impairment losses to date.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.
Goodwill was not impaired at September 30, 2013, or December 31, 2012, nor was any goodwill written off due to impairment during the three and nine months ended September 30, 2013 and 2012.
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
Mortgage servicing rights
Mortgage servicing rights represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. For a further description of the MSR asset, interest rate risk management, and the valuation of MSRs, see Note 17 on pages 291–295 of JPMorgan Chase’s 2012 Annual Report and Note 3 on pages 116–130 of this Form 10-Q.

The following table summarizes MSR activity for the three and nine months ended September 30, 2013 and 2012.

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2013	2012	2013		2012
Fair value at beginning of period	$9,335	$7,118	$7,614		$7,223
MSR activity:
Originations of MSRs	532	604	1,874		1,700
Purchase of MSRs	2	2	(1)		5
Disposition of MSRs	—	(23)	(418)	(g)	(23)
Net additions	534	583	1,455		1,682

Changes due to collection/realization of expected cash flows(a)	(286)	(292)	(833)		(973)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	80	(324)	1,700		(875)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)(c)	(123)	(101)	167		(396)
Discount rates	—	(98)	(78)		(98)
Prepayment model changes and other(d)	(50)	194	(535)		517
Total changes in valuation due to other inputs and assumptions	(173)	(5)	(446)		23
Total changes in valuation due to inputs and assumptions(a)	(93)	(329)	1,254		(852)
Fair value at September 30,(e)	$9,490	$7,080	$9,490		$7,080
Change in unrealized gains/(losses) included in income related to MSRs held at September 30,	$(93)	$(329)	$1,254		$(852)
Contractual service fees, late fees and other ancillary fees included in income	$808	$914	$2,512		$2,896
Third-party mortgage loans serviced at September 30, (in billions)	$838	$819	$838		$819
Servicer advances at September 30, (in billions)(f)	$9.4	$10.0	$9.4		$10.0

(a)
Included changes related to commercial real estate of $(2) million and $(3) million for the three months ended September 30, 2013 and 2012, respectively, and $(4) million and $(8) million for the nine months ended September 30, 2013 and 2012, respectively.

(b)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(c)	For the nine months ended September 30, 2013, the increase was driven by the inclusion in the MSR valuation model of servicing fees receivable on certain delinquent loans.

(d)
Represents changes in prepayments other than those attributable to changes in market interest rates. For the nine months ended September 30, 2013, the decrease was driven by changes in the inputs and assumptions used to derive prepayment speeds, primarily increases in home prices.

(e)	Included $19 million and $23 million related to commercial real estate at September 30, 2013 and 2012, respectively.

(f)
Represents amounts the Firm pays as the servicer (e.g., scheduled principal and interest to a trust, taxes and insurance), which will generally be reimbursed within a short period of time after the advance from future cash flows from the trust or the underlying loans. The Firm’s credit risk associated with these advances is minimal because reimbursement of the advances is typically senior to all cash payments to investors. In addition, the Firm maintains the right to stop payment to investors if the collateral is insufficient to cover the advance.

(g)
Includes excess mortgage servicing rights transferred to an agency-sponsored trust in exchange for stripped mortgage backed securities (“SMBS”). A portion of the SMBS was acquired by third parties at the transaction date; the Firm acquired and has retained the remaining balance of those SMBS as trading securities.

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Mortgage fees and related income
Net production revenue:
Production revenue	$311	$1,582	$2,370	$4,376
Repurchase losses	175	(13)	110	(325)
Net production revenue	486	1,569	2,480	4,051
Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	817	946	2,698	2,989
Changes in MSR asset fair value due to collection/realization of expected cash flows	(284)	(290)	(827)	(968)
Total operating revenue	533	656	1,871	2,021
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	80	(323)	1,698	(872)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(173)	(5)	(446)	23
Change in derivative fair value and other	(87)	479	(1,495)	1,426
Total risk management	(180)	151	(243)	577
Net mortgage servicing revenue	353	807	1,628	2,598
All other	2	1	8	3
Mortgage fees and related income	$841	$2,377	$4,116	$6,652

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices). For the nine months ended September 30, 2013, the decrease was driven by changes in the inputs and assumptions used to derive prepayment speeds, primarily increases in home prices.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at September 30, 2013, and December 31, 2012, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	September 30, 2013	December 31, 2012
Weighted-average prepayment speed assumption (“CPR”)	8.77%	13.04%
Impact on fair value of 10% adverse change	$(417)	$(517)
Impact on fair value of 20% adverse change	(810)	(1,009)
Weighted-average option adjusted spread	7.79%	7.61%
Impact on fair value of 100 basis points adverse change	$(376)	$(306)
Impact on fair value of 200 basis points adverse change	(725)	(591)
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
Other intangible assets
The $418 million decrease in other intangible assets during the nine months ended September 30, 2013, was due to amortization.

The components of credit card relationships, core deposits and other intangible assets were as follows.

	September 30, 2013			December 31, 2012
(in millions)	Gross amount(a)	Accumulated amortization(a)	Net carrying value	Gross amount	Accumulated amortization	Net carrying value
Purchased credit card relationships	$3,540	$3,364	$176	$3,775	$3,480	$295
Other credit card-related intangibles	543	355	188	850	621	229
Core deposit intangibles	4,133	3,927	206	4,133	3,778	355
Other intangibles(b)	2,379	1,132	1,247	2,390	1,034	1,356

(a)	The decrease in the gross amount and accumulated amortization from December 31, 2012, was due to the removal of fully amortized assets.

(b)	Includes intangible assets of approximately $600 million consisting primarily of asset management advisory contracts, which were determined to have an indefinite life and are not amortized.
Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and other intangible assets.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Purchased credit card relationships	$45	$59	$150	$195
Other credit card-related intangibles	15	27	44	81
Core deposit intangibles	49	60	149	182
Other intangibles	31	36	101	108
Total amortization expense	$140	$182	$444	$566

Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and other intangible assets at September 30, 2013.

For the year (in millions)	Purchased credit card relationships	Other credit card-related intangibles	Core deposit intangibles	Other intangibles	Total
2013(a)	$196	$58	$196	$132	$582
2014	96	51	102	116	365
2015	12	40	26	95	173
2016	9	34	14	88	145
2017	5	29	13	85	132

(a)
Includes $150 million, $44 million, $149 million and $101 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the nine months ended September 30, 2013.

Note 17 – Deposits
For further discussion on deposits, see Note 19 on page 296 of JPMorgan Chase’s 2012 Annual Report.
At September 30, 2013, and December 31, 2012, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	September 30, 2013	December 31, 2012
U.S. offices
Noninterest-bearing	$399,658	$380,320
Interest-bearing:
Demand(a)	75,624	53,980
Savings(b)	436,887	407,710
Time (included $6,456 and $5,140 at fair value)(c)	92,794	90,416
Total interest-bearing deposits	605,305	552,106
Total deposits in U.S. offices	1,004,963	932,426
Non-U.S. offices
Noninterest-bearing	20,964	17,845
Interest-bearing:
Demand	211,088	195,395
Savings	1,495	1,004
Time (included $326 and $593 at fair value)(c)	42,592	46,923
Total interest-bearing deposits	255,175	243,322
Total deposits in non-U.S. offices	276,139	261,167
Total deposits	$1,281,102	$1,193,593

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4 on pages 214–216 of JPMorgan Chase’s 2012 Annual Report.

Note 18 – Earnings per share
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 24 on page 301 of JPMorgan Chase’s 2012 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2013 and 2012.

(in millions, except per share amounts)	Three months ended September 30,			Nine months ended September 30,
	2013		2012	2013	2012
Basic earnings per share
Net income/(loss)	$(380)		$5,708	$12,645	$15,592
Less: Preferred stock dividends	229		163	615	478
Net income/(loss) applicable to common equity	(609)		5,545	12,030	15,114
Less: Dividends and undistributed earnings allocated to participating securities	41	(c)	199	374	558
Net income/(loss) applicable to common stockholders	$(650)		$5,346	$11,656	$14,556
Total weighted-average basic shares outstanding	3,767.0		3,803.3	3,789.2	3,810.4
Net income/(loss) per share	$(0.17)		$1.41	$3.08	$3.82

Diluted earnings per share
Net income/(loss) applicable to common stockholders	$(650)		$5,346	$11,656	$14,556
Total weighted-average basic shares outstanding	3,767.0		3,803.3	3,789.2	3,810.4
Add: Employee stock options, SARs and warrants(a)	—	(d)	10.6	31.7	12.2
Total weighted-average diluted shares outstanding(b)	3,767.0	(d)	3,813.9	3,820.9	3,822.6
Net income/(loss) per share	$(0.17)		$1.40	$3.05	$3.81

(a)
Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans and the warrants originally issued in 2008 under the U.S. Treasury’s Capital Purchase Program to purchase shares of the Firm’s common stock. The aggregate number of shares issuable upon the exercise of such options and warrants was 147 million for the three months ended September 30, 2012, and 8 million and 158 million for the nine months ended September 30, 2013 and 2012, respectively.

(b)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.

(c)
Due to the net loss applicable to common equity during the three months ended September 30, 2013, dividends were only deemed to be distributed to participating security holders, and such security holders do not share in losses. Net losses were completely allocated to common stockholders.

(d)
Due to the net loss applicable to common stockholders during the three months ended September 30, 2013, no common equivalent shares have been included in the computation of diluted earnings per share for the period as the effect would be antidilutive.

Note 19 – Accumulated other comprehensive income/(loss)
AOCI includes the after-tax change in unrealized gains and losses on AFS securities, foreign currency translation adjustments (including the impact of related derivatives), cash flow hedging activities, and net loss and prior service costs/(credit) related to the Firm’s defined benefit pension and OPEB plans.

As of or for the three months ended September 30, 2013	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at July 1, 2013	$3,137	(b)	$(146)	$(232)	$(2,623)	$136
Net change	161	(c)	4	69	20	254
Balance at September 30, 2013	$3,298	(b)	$(142)	$(163)	$(2,603)	$390

As of or for the three months ended September 30, 2012	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at July 1, 2012	$4,814	(b)	$(88)	$89	$(2,543)	$2,272
Net change	2,083	(d)	13	23	35	2,154
Balance at September 30, 2012	$6,897	(b)	$(75)	$112	$(2,508)	$4,426

As of or for the nine months ended September 30, 2013	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2013	$6,868	(b)	$(95)	$120	$(2,791)	$4,102
Net change	(3,570)	(e)	(47)	(283)	188	(3,712)
Balance at September 30, 2013	$3,298	(b)	$(142)	$(163)	$(2,603)	$390

As of or for the nine months ended September 30, 2012	Unrealized gains/(losses) on AFS securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2012	$3,565	(b)	$(26)	$51	$(2,646)	$944
Net change	3,332	(d)	(49)	61	138	3,482
Balance at September 30, 2012	$6,897	(b)	$(75)	$112	$(2,508)	$4,426

(a)	Represents the after-tax difference between the fair value and amortized cost of securities accounted for as AFS.

(b)
Included after-tax unrealized losses not related to credit on debt securities for which credit losses have been recognized in income of $(56) million at January 1, 2012, $(101) million at July 1, 2012, and $(94) million at September 30, 2012. There were no such losses at January 1, 2013, July 1, 2013, and September 30, 2013.

(c)
The net change for the three months ended September 30, 2013, was primarily related to the increase in fair value of U.S. government agency issued MBS due to market changes partially offset by decreases in fair value of obligations of U.S. states and municipalities due to market changes.

(d)
The net change for the three and nine months ended September 30, 2012, was predominantly driven by declining interest rates and the tightening of spreads across the portfolio, partially offset by sales.

(e)
The net change for the nine months ended September 30, 2013, was primarily related to the decline in fair value of U.S. government agency issued MBS and obligations of U.S. states and municipalities due to market changes, as well as net realized gains.

The following table presents the pretax and after-tax changes in the components of other comprehensive income/(loss).

	2013			2012
Three months ended September 30, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on AFS securities:
Net unrealized gains/(losses) arising during the period	$290	$(113)	$177	$3,872	$(1,509)	$2,363
Reclassification adjustment for realized (gains)/losses included in net income(a)	(26)	10	(16)	(458)	178	(280)
Net change	264	(103)	161	3,414	(1,331)	2,083
Translation adjustments:
Translation(b)	349	(128)	221	413	(153)	260
Hedges(b)	(343)	126	(217)	(404)	157	(247)
Net change	6	(2)	4	9	4	13
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	106	(42)	64	56	(22)	34
Reclassification adjustment for realized (gains)/losses included in net income(c)	7	(2)	5	(19)	8	(11)
Net change	113	(44)	69	37	(14)	23
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	—	—	—	—	—	—
Reclassification adjustments included in net income(d):
Amortization of net loss	80	(31)	49	81	(30)	51
Prior service costs/(credits)	(11)	4	(7)	(11)	4	(7)
Foreign exchange and other	(35)	13	(22)	(14)	5	(9)
Net change	34	(14)	20	56	(21)	35
Total other comprehensive income/(loss)	$417	$(163)	$254	$3,516	$(1,362)	$2,154

	2013			2012
Nine months ended September 30, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on AFS securities:
Net unrealized gains/(losses) arising during the period	$(5,172)	$2,003	$(3,169)	$7,469	$(2,912)	$4,557
Reclassification adjustment for realized (gains)/losses included in net income(a)	(659)	258	(401)	(2,008)	783	(1,225)
Net change	(5,831)	2,261	(3,570)	5,461	(2,129)	3,332
Translation adjustments:
Translation(b)	(685)	253	(432)	108	(40)	68
Hedges(b)	648	(263)	385	(191)	74	(117)
Net change	(37)	(10)	(47)	(83)	34	(49)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(536)	210	(326)	143	(56)	87
Reclassification adjustment for realized (gains)/losses included in net income(c)	70	(27)	43	(44)	18	(26)
Net change	(466)	183	(283)	99	(38)	61
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	85	(25)	60	34	(13)	21
Reclassification adjustments included in net income(d):
Amortization of net loss	240	(93)	147	243	(94)	149
Prior service costs/(credits)	(33)	13	(20)	(32)	12	(20)
Foreign exchange and other	1	—	1	(20)	8	(12)
Net change	293	(105)	188	225	(87)	138
Total other comprehensive income/(loss)	$(6,041)	$2,329	$(3,712)	$5,702	$(2,220)	$3,482

(a)	The pretax amount is reported in securities gains in the Consolidated Statements of Income.

(b)
Reclassifications of pretax realized gains/(losses) on translation adjustments and related hedges are reported in other income in the Consolidated Statements of Income. The amounts were not material for the three and nine months ended September 30, 2013.

(c)	The pretax amount is reported in the same line as the hedged items, which are predominantly recorded in net interest income in the Consolidated Statements of Income.

(d)	The pretax amount is reported in compensation expense in the Consolidated Statements of Income.

Note 20 – Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The OCC establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A. As of September 30, 2013, and December 31, 2012, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.
The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at September 30, 2013, and December 31, 2012. These amounts are determined in accordance with regulations issued by the Federal Reserve and/or OCC. The table reflects the Firm’s and JPMorgan Chase Bank, N.A.’s implementation of rules that provide for additional capital requirements for trading positions and securitizations (“Basel 2.5”). Basel 2.5 rules became effective for the Firm and JPMorgan Chase Bank, N.A. on January 1, 2013. The implementation of these rules in the first quarter of 2013 resulted in an increase of approximately $150 billion and $140 billion, respectively, in the Firm’s and JPMorgan Chase Bank, N.A.’s risk-weighted assets compared with the Basel I rules at March 31, 2013. The implementation of these rules also resulted in decreases of the Firm’s Tier 1 capital and Total capital ratios of 140 basis points and 160 basis points, respectively, at March 31, 2013, and decreases of JPMorgan Chase Bank, N.A.’s Tier 1 capital and Total capital ratios of 130 basis points and 150 basis points, respectively, at March 31, 2013. Implementation of Basel 2.5 in the first quarter of 2013 did not impact Chase Bank USA, N.A.’s RWA or Tier 1 capital and Total capital ratios.

	JPMorgan Chase & Co.(d)		JPMorgan Chase Bank, N.A.(d)		Chase Bank USA, N.A.(d)		Well-capitalized ratios(e)		Minimum capital ratios(e)
(in millions, except ratios)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Regulatory capital
Tier 1(a)	$161,345	$160,002	$124,099	$111,827	$11,959	$9,648
Total	196,224	194,036	154,793	146,870	15,374	13,131

Assets
Risk-weighted(b)	$1,374,039	$1,270,378	$1,163,938	$1,094,155	$99,221	$103,593
Adjusted average(c)	2,327,427	2,243,242	1,894,105	1,815,816	108,802	103,688

Capital ratios
Tier 1(a)	11.7%	12.6%	10.7%	10.2%	12.1%	9.3%	6.0%		4.0%
Total	14.3	15.3	13.3	13.4	15.5	12.7	10.0		8.0
Tier 1 leverage	6.9	7.1	6.6	6.2	11.0	9.3	5.0	(f)	3.0	(g)

(a)
At September 30, 2013, trust preferred securities included in Tier 1 capital were $5.3 billion and $600 million, for JPMorgan Chase and JPMorgan Chase Bank, N.A., respectively. If these securities were excluded from the calculation at September 30, 2013, Tier 1 capital would be $156.1 billion and $123.5 billion, respectively, and the Tier 1 capital ratio would be 11.4% and 10.6%, respectively. At September 30, 2013, Chase Bank USA, N.A. had no trust preferred securities.

(b)
Included off–balance sheet RWA at September 30, 2013, of $314.2 billion, $301.9 billion and $14 million, and at December 31, 2012, of $304.5 billion, $297.1 billion and $16 million, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., respectively.

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

Note:
Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $217 million and $291 million at September 30, 2013, and December 31, 2012, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $2.7 billion and $2.5 billion at September 30, 2013, and December 31, 2012, respectively.

A reconciliation of the Firm’s Total stockholders’ equity to Tier 1 capital and Total qualifying capital is presented in the table below.

(in millions)	September 30, 2013	December 31, 2012
Tier 1 capital
Total stockholders’ equity	$206,670	$204,069
Effect of certain items in AOCI excluded from Tier 1 capital	(532)	(4,198)
Qualifying hybrid securities and noncontrolling interests(a)	5,615	10,608
Less: Goodwill(b)	45,397	45,663
Other intangible assets(b)	2,160	2,311
Fair value DVA on structured notes and derivative liabilities related to the Firm’s credit quality	1,627	1,577
Investments in certain subsidiaries and other	1,224	926
Total Tier 1 capital	161,345	160,002
Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	17,646	18,061
Qualifying allowance for credit losses	17,275	15,995
Other	(42)	(22)
Total Tier 2 capital	34,879	34,034
Total qualifying capital	$196,224	$194,036

(a)	Primarily includes trust preferred securities of certain business trusts.

(b)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

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

To provide for the risk of loss inherent in consumer (excluding credit card) and wholesale contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 14 on page 178 of this Form 10-Q for further discussion regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at September 30, 2013, and December 31, 2012. The amounts in the table below for lending-related commitments represent the total available credit, inclusive of certain non-legally binding lines of credit. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel these non-legally binding lines of credit by providing the borrower notice or, in some cases, without notice as permitted by law. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower. Also, the Firm typically closes credit card lines when the borrower is 60 days or more past due.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(g)
	Sep 30, 2013					Dec 31, 2012	Sep 30, 2013	Dec 31, 2012
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$2,549	$4,555	$4,509	$2,085	$13,698	$15,180	$—	$—
Home equity – junior lien	4,073	7,224	5,310	2,159	18,766	21,796	—	—
Prime mortgage	5,354	—	—	—	5,354	4,107	—	—
Subprime mortgage	—	—	—	—	—	—	—	—
Auto	8,519	300	134	20	8,973	7,185	1	1
Business banking	10,215	586	107	363	11,271	11,092	7	6
Student and other	121	134	4	466	725	796	1	—
Total consumer, excluding credit card	30,831	12,799	10,064	5,093	58,787	60,156	9	7
Credit card	532,251	—	—	—	532,251	533,018	—	—
Total consumer	563,082	12,799	10,064	5,093	591,038	593,174	9	7
Wholesale:
Other unfunded commitments to extend credit(a)(b)	65,089	79,956	98,530	7,765	251,340	243,225	399	377
Standby letters of credit and other financial guarantees(a)(b)(c)	26,476	32,400	33,484	1,758	94,118	100,929	607	647
Unused advised lines of credit	84,809	11,837	808	406	97,860	85,087	—	—
Other letters of credit(a)	4,473	1,112	112	52	5,749	5,573	2	2
Total wholesale	180,847	125,305	132,934	9,981	449,067	434,814	1,008	1,026
Total lending-related	$743,929	$138,104	$142,998	$15,074	$1,040,105	$1,027,988	$1,017	$1,033
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(d)	$200,671	$—	$—	$—	$200,671	$166,493	NA	NA
Derivatives qualifying as guarantees	2,429	836	16,972	37,484	57,721	61,738	$107	$42
Unsettled reverse repurchase and securities borrowing agreements(e)	66,818	—	—	—	66,818	34,871	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	2,182	2,811
Loans sold with recourse	NA	NA	NA	NA	8,136	9,305	137	141
Other guarantees and commitments(f)	659	327	1,498	4,299	6,783	6,780	(103)	(75)

(a)
At September 30, 2013, and December 31, 2012, reflects the contractual amount net of risk participations totaling $506 million and $473 million, respectively, for other unfunded commitments to extend credit; $15.3 billion and $16.6 billion, respectively, for standby letters of credit and other financial guarantees; and $703 million and $690 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(b)
At September 30, 2013, and December 31, 2012, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other nonprofit entities of $38.0 billion and $44.5 billion, respectively. These commitments also include liquidity facilities to nonconsolidated municipal bond VIEs; for further information, see Note 15 on pages 179–186 of this Form 10-Q.

(c)	At September 30, 2013, and December 31, 2012, included unissued standby letters of credit commitments of $42.3 billion and $44.4 billion, respectively.

(d)
At September 30, 2013, and December 31, 2012, collateral held by the Firm in support of securities lending indemnification agreements was $207.2 billion and $165.1 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(e)
At September 30, 2013, and December 31, 2012, the amount of commitments related to forward-starting reverse repurchase agreements and securities borrowing agreements were $9.8 billion and $13.2 billion, respectively. Commitments related to unsettled reverse repurchase agreements and securities borrowing agreements with regular-way settlement periods were $57.0 billion and $21.7 billion, at September 30, 2013, and December 31, 2012, respectively.

(f)
At September 30, 2013, and December 31, 2012, included unfunded commitments of $232 million and $370 million, respectively, to third-party private equity funds; and $1.7 billion and $1.5 billion, respectively, to other equity investments. These commitments included $224 million and $333 million, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 116–130 of this Form 10-Q. In addition, at September 30, 2013, and December 31, 2012, included letters of credit hedged by derivative transactions and managed on a market risk basis of $4.6 billion and $4.5 billion, respectively.

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
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged and acquisition finance activities, which were $9.1 billion and $8.8 billion at September 30, 2013, and December 31, 2012, respectively. For further information, see Note 3 and Note 4 on pages 116–130 and 130–132 respectively, of this Form 10-Q.
In addition, the Firm acts as a clearing and custody bank in the U.S. tri-party repurchase transaction market. In its role as clearing and custody bank, the Firm is exposed to intra-day credit risk of the cash borrowers, usually broker-dealers; however, this exposure is secured by collateral and typically extinguished through the settlement process by the end of the day. For the three and nine months ended September 30, 2013, the tri-party repurchase daily balances averaged $280 billion and $325 billion, respectively.

Guarantees
The Firm considers the following off–balance sheet lending-related arrangements to be guarantees under U.S. GAAP: standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 29 on pages 308–315 of JPMorgan Chase’s 2012 Annual Report. The recorded amounts of the liabilities related to guarantees and indemnifications at September 30, 2013, and December 31, 2012, excluding the allowance for credit losses on lending-related commitments, are discussed below.
Standby letters of credit and other financial guarantees
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $609 million and $649 million at September 30, 2013, and December 31, 2012, respectively, which were classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values included $269 million and $284 million, respectively, for the allowance for lending-related commitments, and $340 million and $365 million, respectively, for the guarantee liability and corresponding asset.

The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of September 30, 2013, and December 31, 2012.
Standby letters of credit, other financial guarantees and other letters of credit

	September 30, 2013		December 31, 2012
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$70,616	$4,712	$77,081	$3,998
Noninvestment-grade(a)	23,502	1,037	23,848	1,575
Total contractual amount	$94,118	$5,749	$100,929	$5,573
Allowance for lending-related commitments	$267	$2	$282	$2
Commitments with collateral	40,839	1,585	42,654	1,145

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, see Note 29 on pages 308–315 of JPMorgan Chase’s 2012 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $57.7 billion and $61.7 billion at September 30, 2013, and December 31, 2012, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value contracts is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $26.9 billion and $26.5 billion at September 30, 2013, and December 31, 2012, respectively, and the maximum exposure to loss was $2.8 billion at both periods. The fair values of the contracts reflect the probability of whether the Firm will be required to perform under the contract. The fair value related to derivatives that the Firm deems to be guarantees were derivative payables of $153 million and $122 million and derivative receivables of $46 million and $80 million at September 30, 2013, and December 31, 2012, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5 on pages 143–144 of this Form 10-Q.
Loan sales- and securitization-related indemnifications
Mortgage repurchase liability
In connection with the Firm’s loan sale and securitization activities with the GSEs and other loan sale and private-label securitization transactions, as described in Note 15 on pages 179–186 of this Form 10-Q, and Note 16 on pages 280–291 of JPMorgan Chase’s 2012 Annual Report, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties. Generally, the maximum amount of future payments the Firm would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers (including securitization-related SPEs) plus, in certain circumstances, accrued interest on such loans and certain expense.

There have been generalized allegations, as well as specific demands, that the Firm repurchase loans sold or deposited into private-label securitizations (including claims from insurers that have guaranteed certain obligations of the securitization trusts). Although the Firm encourages parties to use the contractual repurchase process established in the governing agreements, these private-label repurchase claims have generally manifested themselves through threatened or pending litigation. Accordingly, the liability related to repurchase demands associated with all of the private-label securitizations is separately evaluated by the Firm in establishing its litigation reserves. For additional information regarding litigation, see Note 23 on pages 201–209 of this Form 10-Q and Note 31 on pages 316–325 of JPMorgan Chase’s 2012 Annual Report.
The Firm’s mortgage repurchase liability is intended to cover losses associated with all loans previously sold in connection with loan sale and securitization transactions with the GSEs and other losses related to mortgage insurance rescissions. The Firm has recognized a mortgage repurchase liability of $2.2 billion and $2.8 billion, at September 30, 2013, and December 31, 2012, respectively. This mortgage repurchase liability is reported in accounts payable and other liabilities net of probable recoveries from third-party originators of $427 million and $441 million at September 30, 2013, and December 31, 2012, respectively. On October 25, 2013, the Firm agreed with the FHFA to resolve, for $1.1 billion, GSE repurchase claims for breaches of representations and warranties on loans sold to the GSEs from 2000 to 2008, except for certain limited types of exposures. The settlement does not release the Firm’s liability with respect to its servicing obligations on covered loans. For additional information on the settlement see Note 23 on pages 201–209 of this Form 10-Q.
Substantially all of the estimates and assumptions underlying the Firm’s established methodology for computing its recorded mortgage repurchase liability — including factors such as the amount of probable future demands from the GSEs, the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure, and recoveries from third parties — require management judgment.
Given the settlement of the Firm’s mortgage repurchase liability for loans sold to the GSE’s for the 2000-2008 vintages, which experienced the most significant levels of repurchase losses, the Firm’s estimate of the range of reasonably possible losses in excess of its established mortgage repurchase liability is not significant.

The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.

Summary of changes in mortgage repurchase liability(a)
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Repurchase liability at beginning of period	$2,476	$3,293	$2,811	$3,557
Net realized losses(b)	(135)	(268)	(538)	(891)
Provision for repurchase losses(c)	(159)	74	(91)	433
Repurchase liability at end of period(d)	$2,182	$3,099	$2,182	$3,099

(a)	All mortgage repurchase demands associated with private-label securitizations are separately evaluated by the Firm in establishing its litigation reserves.

(b)
Realized repurchase losses are presented net of third-party recoveries and include principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. Make-whole settlements were $117 million and $94 million for the three months ended September 30, 2013 and 2012, respectively and $371 million and $387 million for the nine months ended September 30, 2013 and 2012, respectively.

(c)
Included provision related to new loan sales of $4 million and $30 million for the three months ended September 30, 2013 and 2012, respectively, and $18 million and $85 million for the nine months ended September 30, 2013 and 2012, respectively.

(d)
On October 25, 2013, the Firm agreed with the FHFA to resolve, for $1.1 billion, GSE repurchase claims for breaches of representations and warranties on loans sold to the GSEs from 2000 to 2008, except for certain limited types of exposures. The settlement does not release the Firm’s liability with respect to its servicing obligations on covered loans.

Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At September 30, 2013, and December 31, 2012, the unpaid principal balance of loans sold with recourse totaled $8.1 billion and $9.3 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, was $137 million and $141 million at September 30, 2013, and December 31, 2012, respectively.

Other off-balance sheet arrangements
Credit card charge-backs
Chase Paymentech Solutions, Card’s merchant payment processing business, is operated under JPMorgan Chase Bank, N.A. As a result, under the rules of Visa USA, Inc. and MasterCard International, JPMorgan Chase Bank N.A is primarily liable for the amount of each processed credit card sales transaction that is the subject of a dispute between a cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, then Chase Paymentech will bear the loss if it is unable to collect the amount from the merchant; Chase Paymentech mitigates this risk by withholding future settlements or by obtaining collateral. For the nine months ended September 30, 2013, Chase Paymentech incurred aggregate credit losses of $10 million on $546.7 billion of aggregate volume processed, and at September 30, 2013, it held $219 million of collateral. For the nine months ended September 30, 2012, Chase Paymentech incurred aggregate credit losses of $13 million on $476.6 billion of aggregate volume processed, and at September 30, 2012, it held $207 million of collateral. The Firm believes that, based on historical experience and the collateral held by Chase Paymentech, the fair value of the Firm’s charge back-related obligations, which are representative of the payment or performance risk to the Firm, is immaterial. For a further discussion of credit card charge-backs, see Note 29 on pages 308–315 of JPMorgan Chase’s 2012 Annual Report.

Note 22 – Pledged assets and collateral
For a discussion of the Firm’s pledged assets and collateral, see Note 30 on pages 315–316 of JPMorgan Chase’s 2012 Annual Report.
Pledged assets
At September 30, 2013, assets were pledged to collateralize repurchase and other securities financing agreements, maintain potential borrowing capacity with central banks and for other purposes, including to secure borrowings and public deposits. Certain of these pledged assets may be sold or repledged by the secured parties and are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets. In addition, at September 30, 2013, and December 31, 2012, the Firm had pledged $297.4 billion and $291.7 billion, respectively, of financial instruments it owns that may not be sold or repledged by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 15 on pages 179–186 of this Form 10-Q, and Note 16 on pages 280–291 of JPMorgan Chase’s 2012 Annual Report, for additional information on assets and liabilities of consolidated VIEs.

Collateral
At September 30, 2013, and December 31, 2012, the Firm had accepted assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of approximately $719.4 billion and $757.1 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, approximately $590.1 billion and $545.0 billion, respectively, were sold or repledged, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales and to collateralize deposits and derivative agreements.

Note 23 – Litigation
Contingencies
As of September 30, 2013, the Firm and its subsidiaries are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $5.7 billion at September 30, 2013. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm is involved, taking into account the Firm’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Firm does not believe that an estimate can currently be made. The Firm’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in many such proceedings of multiple defendants (including the Firm) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Firm’s estimate will change from time to time, and actual losses may vary.
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
In August 2013, the trial court dismissed an action that had been pending in the United States District Court for the Southern District of New York. That action was brought by the Joint Voluntary Liquidators of the Cayman Islands feeder funds and was dismissed after the parties reached an agreement to resolve that litigation, with a net payment by BSAM of $257 million.
A second civil action, brought by Bank of America and Banc of America Securities LLC (together “BofA”), remains pending. That action alleges breach of contract, fraud and breach of fiduciary duty in connection with a $4 billion securitization in May 2007 known as a “CDO-squared,” for which BSAM served as collateral manager. This securitization was composed of certain collateralized debt obligation holdings that were purchased by BofA from the Funds. In September 2013, the United States District Court for the Southern District of New York dismissed the case, after granting BSAM’s motion for summary judgment. The plaintiffs filed an appeal of that decision to the United States Court of Appeals for the Second Circuit in October 2013.
Bear Stearns Shareholder Litigation and Related Matters. Various shareholders of Bear Stearns have commenced purported class actions against Bear Stearns and certain of its former officers and/or directors on behalf of all persons who purchased or otherwise acquired common stock of Bear Stearns between December 14, 2006, and March 14, 2008 (the “Class Period”). The actions alleged that the defendants issued materially false and misleading statements regarding Bear Stearns’ business and financial results and that, as a result of those false statements, Bear Stearns’ common stock traded at artificially inflated prices during the Class Period. In November 2012, the United States District Court for the Southern District of New York granted final approval of a $275 million settlement. Certain investors have elected not to participate in the class settlement, and some of them have proceeded separately with individual actions or arbitrations and others may do likewise.
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
CIO Investigations and Litigation. The Firm is responding to a consolidated shareholder class action, a consolidated class action brought under the Employee Retirement Income Security Act (“ERISA”) and shareholder derivative actions that have been filed in New York state court and the United States District Court for the Southern District of New York, as well as shareholder demands and government investigations, relating to losses in the synthetic credit portfolio managed by the Firm’s Chief Investment Office (“CIO”). The Firm has entered into settlements with the OCC, the Federal Reserve, the Securities and Exchange Commission (the “SEC”), the Commodity Futures Trading Commission (the “CFTC”) and the UK Financial Conduct Authority (the “FCA”), and paid fines of approximately $1.0 billion. The Firm continues to cooperate with ongoing government investigations, including by the United States Attorney’s Office for the Southern District of New York and the State of Massachusetts.
Four putative class actions, filed on behalf of purchasers of the Firm’s common stock between February 24, 2010 and May 21, 2012, have been consolidated in federal district court. These actions allege that the Firm and certain current and former officers made false or misleading statements concerning CIO’s role, the Firm’s risk management practices and the Firm’s financial results, as well as the disclosure of losses in the synthetic credit portfolio in 2012. Defendants have filed a motion to dismiss.

Separately, two putative class actions, filed on behalf of participants who held the Firm’s common stock in the Firm’s retirement plans between December 20, 2011 to July 12, 2012, have been consolidated in federal district court. These actions allege claims under ERISA for alleged breaches of fiduciary duties by the Firm, certain affiliates and certain current and former directors and officers by allegedly allowing investment in the Firm’s common stock when they knew or should have known that such stock was unsuitable for the plan and by making false or misleading statements concerning the Firm’s financial condition. Defendants have filed a motion to dismiss.
Nine shareholder derivative actions have also been filed against certain of the Firm’s current and former directors and officers for alleged breaches of their fiduciary duties by allegedly failing to exercise adequate oversight over CIO and to manage the risk of CIO’s activities, which allegedly led to CIO’s losses. Defendants have filed motions to dismiss and/or to stay all of these actions. The New York state court has granted defendants’ motions to dismiss one of these actions and to stay another.
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
In March 2010, a criminal judge directed four current and former JPMorgan Chase personnel and JPMorgan Chase Bank, N.A. (as well as other individuals and three other banks) to go forward to a full trial that started in May 2010. As it relates to JPMorgan Chase individuals, two were acquitted and two were found guilty of aggravated fraud with sanctions of prison sentences, fines and a ban from dealing with Italian public bodies for one year. JPMorgan Chase (along with other banks involved) was found liable for breaches of Italian administrative law, fined €1 million and ordered to forfeit profit from the transaction (for JPMorgan Chase, totaling €24.7 million). JPMorgan Chase and the individuals are appealing the verdict, and none of the sanctions will take effect until all appeal avenues have been exhausted. The first appeal hearing is scheduled for January 2014.
Credit Default Swaps Investigations and Litigation. In July 2013, the European Commission (the “EC”) filed a Statement of Objections against the Firm (including various subsidiaries) and other industry members in connection with its ongoing investigation into the credit default swaps (“CDS”) marketplace. The EC asserts that between 2006 and 2009, a number of investment banks acted collectively through the International Swaps and Derivatives Association (“ISDA”) and Markit to shut out exchanges by instructing Markit and ISDA to license their respective data and index benchmarks only for over-the-counter (“OTC”) trading and not for exchange trading, allegedly to protect the investment banks’ revenues from the OTC market. The Department of Justice (the “DOJ”) also has an ongoing investigation into the CDS marketplace, which was initiated in July 2009.
Separately, six purported class actions naming the Firm and brought on behalf of purchasers and sellers of CDS have been filed in various federal District Courts asserting federal antitrust law claims. Each of the complaints refers to the ongoing investigations by the EC and DOJ into the CDS market, and alleges that the defendant investment banks and dealers, including the Firm, as well as Markit and/or ISDA, collectively prevented new entrants into the CDS market, in order to artificially inflate the defendants’ OTC revenues.
Enron Litigation. JPMorgan Chase and certain of its officers and directors are involved in two lawsuits seeking damages arising out of the Firm’s banking relationships with Enron Corp. and its subsidiaries (“Enron”). Motions to dismiss are pending in both of these lawsuits: an individual action by Enron investors and an action by an Enron counterparty. A number of actions and other proceedings against the Firm previously were resolved, including a class action lawsuit and adversary proceedings brought by Enron’s bankruptcy estate.
Foreign Exchange Investigations. The Firm has received information requests from various government authorities regarding the Firm’s foreign exchange trading business. These investigations are in the early stages and the Firm is cooperating with the relevant authorities.
Identity Theft Products. In September 2013, Chase Bank USA, N.A. and JPMorgan Chase Bank, N.A. entered into consent orders with the OCC and the Consumer Financial Protection Bureau (“CFPB”) regarding the billing practices for certain credit monitoring products. The Firm stopped enrollments in the credit monitoring products in mid-2012 and has credited or refunded the customers affected. Under the consent orders, the banks paid penalties totaling $80 million and will take certain corrective actions.
Interchange Litigation. A group of merchants and retail associations have filed a series of putative class action complaints relating to interchange in several federal courts. The complaints allege, among other claims, that Visa and MasterCard, as well as certain other banks, conspired to set the price of credit and debit card interchange fees, enacted respective rules in violation of antitrust laws, and engaged in tying/bundling and exclusive dealing. All cases were consolidated in the United States District Court for the Eastern District of New York for pretrial proceedings.

In October 2012, Visa, Inc., its wholly-owned subsidiaries Visa U.S.A. Inc. and Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated and various United States financial institution defendants, including JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., Chase Bank USA, N.A., Chase Paymentech Solutions, LLC and certain predecessor institutions, entered into a settlement agreement (the “Settlement Agreement”) to resolve the claims of the U.S. merchant and retail association plaintiffs (the “Class Plaintiffs”) in the multi-district litigation. In November 2012, the Court entered an order preliminarily approving the Settlement Agreement, which provides for, among other things, a cash payment of $6.05 billion to the Class Plaintiffs (of which the Firm’s share is approximately 20%), and an amount equal to ten basis points of credit card interchange for a period of eight months to be measured from a date within 60 days of the end of the opt-out period. The Settlement Agreement also provides for modifications to each credit card network’s rules, including those that prohibit surcharging credit card transactions. The rule modifications became effective in January 2013. In April 2013, Class Plaintiffs moved for final approval of the settlement. A number of merchants that opted out of the class settlement have filed actions against Visa and MasterCard, and certain of such actions also name the Firm and various of its affiliates as defendants. The final approval hearing of the class settlement was held in September 2013. The court’s decision on final approval is pending.
Investment Management Litigation. The Firm is defending two pending cases that allege that investment portfolios managed by J.P. Morgan Investment Management Inc. were inappropriately invested in securities backed by residential real estate collateral. Plaintiffs claim that JPMorgan Investment Management is liable for losses of more than $1 billion in market value of these securities. In the case filed by Assured Guaranty (U.K.) and the case filed by Ambac Assurance UK Limited in New York state court, discovery is proceeding on claims for breach of contract, breach of fiduciary duty and gross negligence. In a third case, filed by CMMF LLP in New York state court, the judge issued a decision finding in JPMIM’s favor on CMMF’s negligence claim and against JPMIM on a claim that a provision in CMMF’s contract was breached. The court awarded CMMF $42.5 million plus interest, and the parties have settled the case.
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
LIBOR and Other Benchmark Rate Investigations and Litigation. JPMorgan Chase has received subpoenas and requests for documents and, in some cases, interviews, from federal and state agencies and entities, including the DOJ, CFTC, SEC and various state attorneys general, as well as the European Commission, the FCA, Canadian Competition Bureau, Swiss Competition Commission and other regulatory authorities and banking associations around the world. The documents and information sought relate primarily to the process by which interest rates were submitted to the British Bankers Association (“BBA”) in connection with the setting of the BBA’s London Interbank Offered Rate (“LIBOR”) for various currencies, principally in 2007 and 2008. Some of the inquiries also relate to similar processes by which information on rates is submitted to European Banking Federation (“EBF”) in connection with the setting of the EBF’s Euro Interbank Offered Rates (“EURIBOR”) and to the Japanese Bankers’ Association for

the setting of Tokyo Interbank Offered Rates (“TIBOR”) as well as to other processes for the setting of other reference rates in various parts of the world during similar time periods. The Firm is cooperating with these inquiries.
In addition, the Firm has been named as a defendant along with other banks in a series of individual and class actions filed in various United States District Courts in which plaintiffs make varying allegations that in various periods, starting in 2000 or later, defendants either individually or collectively manipulated the U.S. dollar LIBOR, Yen LIBOR and/or Euroyen TIBOR rates by submitting rates that were artificially low or high. Plaintiffs allege that they transacted in loans, derivatives or other financial instruments whose values are impacted by changes in U.S. dollar LIBOR, Yen LIBOR, or Euroyen TIBOR and assert a variety of claims including antitrust claims seeking treble damages.
The U.S. dollar LIBOR-related purported class actions have been consolidated for pre-trial purposes in the United States District Court for the Southern District of New York (the “Multidistrict Litigation Court”) for three purported classes: (i) direct purchasers of U.S. dollar LIBOR-based financial instruments in the over-the-counter market (the “OTC Plaintiffs”); (ii) purchasers of U.S. dollar LIBOR-based financial instruments on an exchange (the “Exchange Plaintiffs”); and (iii) purchasers of debt securities that pay an interest rate linked to U.S. dollar LIBOR (the “Debt Securities Plaintiffs”). In March 2013, the Court granted in part and denied in part the defendants’ motions to dismiss the claims asserted in these three purported class actions, as well as in three related individual actions brought by various Charles Schwab entities (the “Schwab Plaintiffs”). The Court dismissed with prejudice the following claims: (i) the conspiracy claims under Section 1 of the Sherman Act; (ii) the Schwab Plaintiffs’ claims under the Cartwright Act; (iii) the Schwab Plaintiffs’ claims under the Racketeer Influenced and Corrupt Organizations Act; and (iv) certain claims under the Commodity Exchange Act (“CEA”). The Court declined to exercise jurisdiction over certain state and common law claims.
In April 2013, the Schwab Plaintiffs filed a new U.S. dollar LIBOR action in California state court alleging federal securities claims and California state law claims, which has since been transferred to the Multidistrict Litigation Court. In August 2013, the Court issued a decision denying motions to amend certain claims and reconsider certain earlier decisions, and granting a motion for leave to assert certain state law claims.
In September 2013, the OTC Plaintiffs and Exchange Plaintiffs filed their respective second amended complaints and the Exchange Plaintiffs sought leave to amend their complaint to add allegations regarding their trades in Eurodollar futures contracts and pre-August 2007 allegations of LIBOR manipulation. Defendants have moved to dismiss the Exchange Plaintiffs’ second amended complaint. The Debt Securities Plaintiffs and the Schwab Plaintiffs have filed notices of appeal to the United States Court of Appeals for the Second Circuit from the

Multidistrict Litigation Court’s orders dismissing their antitrust claims.
Separate from the cases pending in the Multidistrict Litigation Court, additional U.S. dollar LIBOR-related purported class and individual actions have been filed in various courts since April 2012. Defendants have moved to transfer these cases to the Multidistrict Litigation Court. To date, one of these actions has not been transferred.
The Firm has also been named as a defendant in a purported class action filed in the United States District Court for the Southern District of New York which seeks to bring claims on behalf of plaintiffs who purchased or sold exchange-traded Euroyen futures and options contracts. The defendants filed a motion to dismiss.
The Firm has also been named as a nominal defendant in a derivative action in the Supreme Court of New York in the County of New York against certain current and former members of the Firm’s board of directors for alleged breach of fiduciary duty in connection with the Firm’s purported role in manipulating LIBOR. The defendants filed a motion to dismiss.
Madoff Litigation and Investigations. JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, and J.P. Morgan Securities plc have been named as defendants in a lawsuit brought by the trustee (the “Trustee”) for the liquidation of Bernard L. Madoff Investment Securities LLC (“Madoff”). The Trustee has served an amended complaint in which he seeks avoidance, under the federal Bankruptcy Code and the New York Debtor and Creditor Law, of approximately $425 million of transfers (direct or indirect) made to JPMorgan Chase and asserts common law claims that purport to seek approximately $19 billion in damages. In October 2011, the United States District Court for the Southern District of New York granted JPMorgan Chase’s motion to dismiss the common law claims asserted by the Trustee, and returned the remaining claims to the Bankruptcy Court for further proceedings. The Trustee appealed this decision and in June 2013 the United States Court of Appeals for the Second Circuit affirmed the District Court’s decision. The Trustee has filed a petition for writ of certiorari with the Supreme Court of the United States.
Separately, J.P. Morgan Trust Company (Cayman) Limited, JPMorgan (Suisse) SA, J.P. Morgan Securities plc, Bear Stearns Alternative Assets International Ltd., J.P. Morgan Clearing Corp., J.P. Morgan Bank Luxembourg SA, and J.P. Morgan Markets Limited (formerly Bear Stearns International Limited) were named as defendants in lawsuits filed in Bankruptcy Court in New York arising out of the liquidation proceedings of Fairfield Sentry Limited and Fairfield Sigma Limited (together, “Fairfield”), so-called Madoff feeder funds. These actions seek to recover payments made to defendants by the funds totaling approximately $155 million. Pursuant to an agreement with the Trustee, the liquidators of Fairfield have voluntarily dismissed their action against J.P. Morgan Securities plc without prejudice to refiling. The other actions remain outstanding. In addition, a purported class action was brought by investors in certain feeder funds against JPMorgan Chase in the United States District Court for the Southern District of New York, as was a motion by separate potential class plaintiffs to add claims against JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and J.P. Morgan Securities plc to an already pending purported class action in the same court. The allegations in these complaints largely track those raised by the Trustee. The Court dismissed these complaints and plaintiffs have appealed. In September 2013, the United States Court of Appeals for the Second Circuit affirmed the District Court’s decision.
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
The United States Attorney’s Office for the Southern District of New York and the OCC are conducting investigations relating to the Firm’s handling of its relationship with Madoff, and its related compliance obligations. The Firm is cooperating with these investigations.
MF Global. JPMorgan Chase & Co. was named as one of several defendants in a number of putative class action lawsuits brought by former customers of MF Global in federal District Courts in New York, Illinois and Montana. The actions alleged that the Firm aided and abetted MF Global’s alleged misuse of customer money and breaches of fiduciary duty and was unjustly enriched by the transfer of certain customer segregated funds by MF Global. In March 2013, the Firm entered into a settlement agreement with the customer class plaintiffs and the Securities Investor Protection Act Trustee, pursuant to which the Firm agreed to pay a total of $107.5 million to resolve all claims. The settlement was approved by both the Bankruptcy Court and the District Court in July 2013.
The Firm also entered into a settlement with the MF Global Chapter 11 debtors to resolve all claims against the Firm in exchange for a portion of the proceeds, if any, that the Firm receives in connection with its $60 million unsecured claim in the MF Global broker-dealer bankruptcy proceeding. This settlement was approved by the Bankruptcy Court in August 2013.
The Firm is also continuing to respond to inquiries from the CFTC concerning MF Global.
J.P. Morgan Securities LLC has been named as one of several defendants in a number of purported class actions filed by purchasers of MF Global’s publicly traded securities asserting violations of federal securities laws and alleging that the offering documents contained materially false and misleading statements and omissions regarding MF Global. The actions have been consolidated before the United States District Court for the Southern District of New York. Defendants have filed a motion to dismiss.

Mortgage-Backed Securities and Repurchase Litigation and Related Regulatory Investigations. JPMorgan Chase and affiliates (together, “JPMC”), Bear Stearns and affiliates (together, “Bear Stearns”) and Washington Mutual affiliates (together, “Washington Mutual”) have been named as defendants in a number of cases in their various roles in offerings of mortgage-backed securities (“MBS”). These cases include purported class action suits on behalf of MBS purchasers, actions by individual MBS purchasers and actions by monoline insurance companies that guaranteed payments of principal and interest for particular tranches of MBS offerings. There are currently pending and tolled investor and monoline insurer claims involving MBS with an original principal balance of approximately $117 billion, of which $88 billion involves JPMC, Bear Stearns or Washington Mutual as issuer and $29 billion involves JPMC, Bear Stearns or Washington Mutual solely as underwriter. In addition, the Firm and certain of its current and former officers and Board members have been sued in shareholder derivative actions relating to the Firm’s MBS activities. And trustees have asserted or have threatened to assert claims that loans in securitization trusts should be repurchased. Finally, the Firm is responding to a number of MBS-related government investigations and one case filed by the New York State Attorney General.
Issuer Litigation – Class Actions. The Firm is defending three purported class actions brought against JPMC and Bear Stearns as MBS issuers (and, in some cases, also as underwriters of their own MBS offerings) in the United States District Courts for the Eastern and Southern Districts of New York. Motions to dismiss have largely been denied in these cases, which are in various stages of litigation.
Issuer Litigation – Individual Purchaser Actions. In addition to class actions, the Firm is defending individual actions brought against JPMC, Bear Stearns and Washington Mutual as MBS issuers (and, in some cases, also as underwriters of their own MBS offerings). These actions are pending in federal and state courts across the United States and are in various stages of litigation.
The Firm has recently reached an agreement to resolve all such litigation with the Federal Housing Finance Agency as conservator for Freddie Mac and Fannie Mae for $4.0 billion, relating to MBS with an original principal balance of approximately $33.8 billion purchased by Fannie Mae and Freddie Mac from JPMC, Bear Stearns and Washington Mutual. The Firm has also agreed to resolve Fannie Mae’s and Freddie Mac’s repurchase claims associated with whole loan purchases from 2000 to 2008, for $1.1 billion.
Monoline Insurer Litigation. The Firm is defending five pending actions relating to monoline insurers’ guarantees of principal and interest on certain classes of 14 different Bear Stearns MBS offerings. These actions are pending in federal and state courts in New York and are in various stages of litigation.
Underwriter Actions. In actions against the Firm solely as an underwriter of other issuers’ MBS offerings, the Firm has contractual rights to indemnification from the issuers.

However, those indemnity rights may prove effectively unenforceable in various situations, such as where the issuers are now defunct.
Repurchase Litigation. The Firm is also defending a number of actions brought by trustees or master servicers of various MBS trusts and others on behalf of purchasers of securities issued by those trusts. These cases generally allege breaches of various representations and warranties regarding securitized loans and seek repurchase of those loans or equivalent monetary relief, as well as indemnification of attorneys’ fees and costs and other remedies. Deutsche Bank National Trust Company, acting as trustee for various MBS trusts, has filed such a suit against JPMC, Washington Mutual and the FDIC in connection with a significant number of MBS issued by Washington Mutual; that case is described in the Washington Mutual Litigations section below. Other repurchase actions, each specific to one or more MBS transactions issued by JPMC and/or Bear Stearns, are in various stages of litigation.
In addition, the Firm has received several demands by securitization trustees that threaten litigation, as well as demands by investors directing or threatening to direct trustees to investigate claims or bring litigation, based on purported obligations to repurchase loans out of securitization trusts and alleged servicing deficiencies. These include but are not limited to a demand from a law firm made to various trustees to investigate potential repurchase and servicing claims. The law firm, with which the Firm is in discussions, is counsel to a group of purchasers of MBS that purport to have 25% or more of the voting rights in as many as 191 different trusts sponsored by the Firm or its affiliates with an original principal balance of more than $174 billion (excluding 52 trusts sponsored by Washington Mutual, with an original principal balance of more than $58 billion). Further, there have been repurchase and servicing claims made in litigation against trustees not affiliated with the Firm, but involving trusts that the Firm sponsored, and additional claims of this type that have been tolled.
Derivative Actions. Three shareholder derivative actions relating to the Firm’s MBS activities have been filed to date, against the Firm and certain of its current and former officers and Board members, in New York state court. In the first, the Firm’s motion to dismiss was granted and the dismissal was affirmed on appeal. The other two allege wrongful conduct in connection with the sale of MBS. Defendants have filed a motion to dismiss in one of these actions and have not yet been served in the other.
Government Enforcement Investigations and Litigation. The Firm is responding to parallel investigations being conducted by the Civil and Criminal Divisions of the United States Attorney’s Office for the Eastern District of California relating to MBS offerings securitized and sold by the Firm and its subsidiaries. In May 2013, the Firm received a notice from the Civil Division stating that it has preliminarily concluded that JPMC violated certain federal laws in connection with its subprime and Alt-A residential MBS offerings during 2005 to 2007. The Firm has been in discussions with the Department of Justice to resolve this matter, along with a number of other MBS investigation and litigation matters. There is no assurance that such discussions will result in a final settlement.
Certain JPMC entities, in their capacities as alleged successors in interest to Bear Stearns, have also been named as defendants in a civil suit filed by the New York State Attorney General in New York state court in connection with Bear Stearns’ due diligence and quality control practices relating to MBS.
Other. In addition to the above-described matters, the Firm has also received, and responded to, a number of subpoenas and informal requests for information from other federal and state authorities concerning MBS-related matters, including inquiries concerning a number of transactions involving the Firm and its affiliates’ origination and purchase of whole loans, underwriting, issuance and trading of MBS, treatment of early payment defaults, potential breaches of securitization representations and warranties, and due diligence in connection with securitizations. The Firm continues to respond to these MBS-related regulatory inquiries.
The Firm has entered into agreements with a number of entities that purchased MBS that toll applicable limitations periods with respect to their claims, and has settled, and in the future may settle, tolled claims. There is no assurance that the Firm will not be named as a defendant in additional MBS-related litigation.
Mortgage-Related Investigations and Litigation. The Attorneys General of Massachusetts and New York have separately filed lawsuits against the Firm, other servicers and a mortgage recording company asserting claims for various alleged wrongdoings relating to mortgage assignments and use of the industry’s electronic mortgage registry. The court granted in part and denied in part the defendants’ motion to dismiss the Massachusetts action and the Firm has reached a settlement in the New York action.
The Firm is named as a defendant in two purported class action lawsuits relating to its mortgage foreclosure procedures. In one action, the Court granted the Firm’s motion to dismiss the amended complaint, and in the other action the plaintiffs have moved for class certification.
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
The Civil Division of the United States Attorney’s Office for the Southern District of New York is conducting an investigation concerning the Firm’s compliance with the requirements of the Federal Housing Administration’s Direct Endorsement Program. The Firm is cooperating in that investigation.
Municipal Derivatives Litigation. Purported class action lawsuits and individual actions were filed against JPMorgan Chase and Bear Stearns, as well as numerous other providers and brokers, alleging antitrust violations in the market for financial instruments related to municipal bond offerings referred to collectively as “municipal derivatives.” The municipal derivatives actions were consolidated and/or coordinated in the United States District Court for the Southern District of New York. The Court approved a settlement of the class action pursuant to which the Firm paid $43 million. Certain class members opted out of the settlement, including 27 plaintiffs named in individual actions already pending against JPMorgan.
In addition, civil actions have been commenced against the Firm relating to certain Jefferson County, Alabama (the “County”) warrant underwritings and swap transactions. The County filed for bankruptcy in November 2011. There are currently three civil actions pending in Alabama state court or the United States Bankruptcy Court for the Northern District of Alabama: (1) an action by the County against the Firm and several other defendants alleging that the Firm made payments to certain third parties in exchange for being chosen to underwrite more than $3 billion in warrants issued by the County and to act as the counterparty for certain swaps executed by the County and that, but for the concealment of these payments, the County would not have entered into the transactions; (2) an action on behalf of a purported class of sewer rate payers based on the same allegations as in the County’s action; and (3) an adversary proceeding by different representatives of a purported class of sewer ratepayers seeking to void $1.6 billion of warrants issued by the County as allegedly unlawful, which initially included the Firm as a defendant but more recently has dropped any claims against the Firm. All of these actions have been stayed.
Two insurance companies that guaranteed the payment of principal and interest on warrants issued by the County have filed separate actions against the Firm in New York state court. Their complaints assert that the Firm fraudulently misled them into issuing insurance based upon substantially the same alleged conduct described above and other alleged non-disclosures. One insurer claims that it insured an aggregate principal amount of nearly $1.2 billion and seeks unspecified damages in excess of $400 million as well as unspecified punitive damages. The other insurer claims that it insured an aggregate principal amount of more than $378 million and seeks recovery of $4 million allegedly paid under the policies to date as well as any future payments and unspecified punitive damages. Both of these actions are also currently stayed.
In June 2013, the County filed a Chapter 9 Plan of Adjustment (“Plan of Adjustment”) under which the County action and the insurance company actions referenced above would be dismissed with prejudice, and individuals seeking to assert claims on behalf of the County, including the sewer rate payers who previously filed actions described above, would be permanently enjoined from pursuing those claims. In August 2013, the Bankruptcy Court approved the County’s disclosure statement and authorized the County to solicit votes on its Plan of Adjustment. The confirmation hearing in respect of the Plan is scheduled for November 2013. If confirmed, the Plan of Adjustment sets forth various conditions to the occurrence of the effective date, including that the effective date occur before the end of 2013.
Option Adjustable Rate Mortgage Litigation. The Firm has reached agreements to settle one purported and three certified class actions, all pending in federal courts in California, which assert that several JPMorgan Chase entities violated the federal Truth in Lending Act and state unfair business practice statutes in failing to provide adequate disclosures in Option Adjustable Rate Mortgage (“ARM”) loans regarding the resetting of introductory interest rates and that negative amortization was certain to occur if a borrower made the minimum monthly payment. Two of the settlements have been preliminarily approved by the court, one of the settlements does not require court approval, and in the remaining action the court denied preliminary approval of a settlement without prejudice, allowing the parties to refile their motion.
Petters Bankruptcy and Related Matters. JPMorgan Chase and certain of its affiliates, including One Equity Partners (“OEP”), have been named as defendants in several actions filed in connection with the receivership and bankruptcy proceedings pertaining to Thomas J. Petters and certain affiliated entities (collectively, “Petters”) and the Polaroid Corporation. The principal actions against JPMorgan Chase and its affiliates have been brought by a court-appointed receiver for Petters and the trustees in bankruptcy proceedings for three Petters entities. These actions generally seek to avoid certain purported transfers in connection with (i) the 2005 acquisition by Petters of Polaroid, which at the time was majority-owned by OEP; (ii) two credit facilities that JPMorgan Chase and other financial institutions entered into with Polaroid; and (iii) a credit line and investment accounts held by Petters. The actions collectively seek recovery of approximately $450 million. Defendants have moved to dismiss the complaints in the actions filed by the Petters bankruptcy trustees.
Power Matters. The United States Attorney’s Office for the Southern District of New York is investigating matters relating to the bidding activities that were the subject of the July 2013 settlement between J.P. Morgan Ventures Energy Corp. and the Federal Energy Regulatory Commission. The Firm is cooperating with the investigation.

Referral Hiring Practices Investigations. The Firm has received subpoenas and requests for documents from the SEC’s Division of Enforcement regarding, among other things, hiring practices relating to candidates referred by clients, potential clients and government officials, the Firm’s employment of certain former employees in Hong Kong, its business relationships with certain related clients in the Asia Pacific region and its engagement of consultants in the Asia Pacific region. The Firm has also received a request for documents from the U.S. Department of Justice regarding the same referral hiring practices. The Firm is cooperating with these investigations. Separate inquiries on these or similar topics have been made by other authorities, including authorities in other jurisdictions, and the Firm is responding to those inquiries.
Securities Lending Litigation. JPMorgan Chase Bank, N.A. was named as a defendant in a putative class action pending in the United States District Court for the Southern District of New York brought by participants in the Firm’s securities lending business. The action relates to investments by ERISA clients in Lehman Brothers medium-term notes. The parties reached an agreement to settle the litigation for $23 million, subject to final court approval. The Court granted preliminary approval to the settlement and scheduled a final approval hearing for November 2013.
Sworn Documents and Collection Litigation Practices. The Firm has been responding to formal and informal inquiries from various state and federal regulators regarding practices involving credit card collections litigation (including with respect to sworn documents), the sale of consumer credit card debt and securities backed by credit card receivables. The Firm announced in September 2013 that JPMorgan Chase Bank, N.A., Chase Bank USA, N.A. and JPMorgan Bank and Trust Company, N.A. (collectively, the “Banks”) entered into a consent order with the OCC regarding collections litigation processes pursuant to which the Banks agreed to take certain corrective actions. The consent order was issued in connection with the Banks’ past oversight of third parties, operational processes and control functions related to collections litigation practices, the execution and notarization of sworn documents and compliance with Servicemembers Civil Relief Act, and sales of consumer credit card debt in connection with a small percentage of JPMorgan Chase’s credit card, student loan, auto loan, business banking and commercial banking customers who defaulted on their loan or contract.
Separately, the CFPB and multiple state Attorneys General are conducting investigations into the Firm’s collection and sale of consumer credit card debt, including, but not limited to, its use of sworn documents in these processes. In May 2013, the California Attorney General filed a civil action in California state court against JPMorgan Chase & Co., Chase Bank USA, N.A. and Chase BankCard Services, Inc. alleging violations of California law relating to the use of sworn documents in various stages of the debt collection process.
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
In addition, JPMorgan Chase was sued in an action originally filed in state court in Texas (the “Texas Action”) by certain holders of WMI common stock and debt of WMI and Washington Mutual Bank who seek unspecified damages alleging that JPMorgan Chase acquired substantially all of the assets of Washington Mutual Bank from the FDIC at a price that was allegedly too low. The Texas Action was transferred to the United States District Court for the District of Columbia, which ultimately granted JPMorgan Chase’s and the FDIC’s motions to dismiss the complaint, but the United States Court of Appeals for the District of Columbia Circuit reversed the District Court’s dismissal and remanded the case for further proceedings. Plaintiffs, who sue now only as holders of Washington Mutual Bank debt following their voluntary dismissal of claims brought as holders of WMI common stock and debt, have filed an amended complaint alleging that JPMorgan Chase caused the closure of Washington Mutual Bank and damaged them by causing their bonds issued by Washington Mutual Bank, which had a total face value of $38 million, to lose substantially all of their value. JPMorgan Chase and the FDIC moved to dismiss this action and the District Court dismissed the case except as to the plaintiffs’ claim that the Firm tortiously interfered with the plaintiffs’ bond contracts with Washington Mutual Bank prior to its closure. Discovery is ongoing.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. The Firm accrues for potential liability arising from such proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downwards, as appropriate, based on management’s best judgment after consultation with counsel. The Firm incurred legal expense of $9.3 billion and $790 million during the three months ended September 30, 2013 and 2012, respectively, and $10.3 billion and $3.8 billion during the nine months ended September 30, 2013 and 2012, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 24 – Business segments
The Firm is managed on a line of business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on pages 19–20 of this Form 10-Q, and pages 78–79 and Note 33 on pages 326–329 of JPMorgan Chase’s 2012 Annual Report.

Segment results and reconciliation(a)
As of or for the three months ended September 30, (in millions, except ratios)	Consumer & Community Banking(b)		Corporate & Investment Bank		Commercial Banking		Asset Management
	2013	2012	2013	2012	2013	2012	2013	2012
Noninterest revenue	$3,961	$5,425	$5,703	$5,572	$588	$586	$2,185	$1,907
Net interest income	7,121	7,295	2,486	2,788	1,137	1,146	578	552
Total net revenue	11,082	12,720	8,189	8,360	1,725	1,732	2,763	2,459
Provision for credit losses	(267)	1,862	(218)	(60)	(41)	(16)	—	14
Noninterest expense	6,867	6,956	4,999	5,350	661	601	2,003	1,731
Income/(loss) before income tax expense/(benefit)	4,482	3,902	3,408	3,070	1,105	1,147	760	714
Income tax expense/(benefit)	1,780	1,547	1,168	1,078	440	457	284	271
Net income/(loss)	$2,702	$2,355	$2,240	$1,992	$665	$690	$476	$443
Average common equity	$46,000	$43,000	$56,500	$47,500	$13,500	$9,500	$9,000	$7,000
Total assets	451,166	463,602	867,474	904,090	192,194	168,124	117,475	103,608
Return on average common equity	23%	22%	16%	17%	20%	29%	21%	25%
Overhead ratio	62	55	61	64	38	35	72	70

As of or for the three months ended September 30, (in millions, except ratios)	Corporate/Private Equity(b)		Reconciling Items(c)		Total
	2013	2012	2013	2012	2013	2012
Noninterest revenue	$487	$1,197	$(582)	$(517)	$12,342	$14,170
Net interest income	(366)	(605)	(181)	(200)	10,775	10,976
Total net revenue	121	592	(763)	(717)	23,117	25,146
Provision for credit losses	(17)	(11)	—	—	(543)	1,789
Noninterest expense	9,096	733	—	—	23,626	15,371
Income/(loss) before income tax expense/(benefit)	(8,958)	(130)	(763)	(717)	34	7,986
Income tax expense/(benefit)	(2,495)	(358)	(763)	(717)	414	2,278
Net income/(loss)	$(6,463)	$228	$—	$—	$(380)	$5,708
Average common equity	$72,232	$79,590	$—	$—	$197,232	$186,590
Total assets	835,000	681,860	NA	NA	2,463,309	2,321,284
Return on average common equity	NM	NM	NM	NM	(1)%	12%
Overhead ratio	NM	NM	NM	NM	102	61

Segment results
The accompanying tables provide a summary of the Firm’s segment results for the three and nine months ended September 30, 2013 and 2012, on a managed basis. Total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a fully taxable-equivalent (“FTE”) basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit).
Effective January 1, 2013, the Firm further refined the capital allocation framework to align it with the revised line of business structure that became effective in the fourth quarter of 2012. The increase in equity levels for the lines of businesses is largely driven by regulatory guidance on Basel III requirements, principally for CIB and CIO, and by anticipated business growth.

Segment results and reconciliation(a)
As of or for the nine months ended September 30, (in millions, except ratios)	Consumer & Community Banking(b)		Corporate & Investment Bank		Commercial Banking		Asset Management
	2013	2012	2013	2012	2013	2012	2013	2012
Noninterest revenue	$13,288	$15,700	$20,231	$18,321	$1,674	$1,705	$6,435	$5,646
Net interest income	21,424	21,822	7,974	8,363	3,452	3,375	1,706	1,547
Total net revenue	34,712	37,522	28,205	26,684	5,126	5,080	8,141	7,193
Provision for credit losses	263	2,683	(213)	(34)	42	44	44	67
Noninterest expense	20,521	20,838	16,852	16,854	1,957	1,790	5,771	5,161
Income/(loss) before income tax expense/(benefit)	13,928	14,001	11,566	9,864	3,127	3,246	2,326	1,965
Income tax expense/(benefit)	5,551	5,439	3,878	3,463	1,245	1,292	863	745
Net income/(loss)	$8,377	$8,562	$7,688	$6,401	$1,882	$1,954	$1,463	$1,220
Average common equity	$46,000	$43,000	$56,500	$47,500	$13,500	$9,500	$9,000	$7,000
Total assets	451,166	463,602	867,474	904,090	192,194	168,124	117,475	103,608
Return on average common equity	24%	27%	18%	18%	19%	27%	22%	23%
Overhead ratio	59	56	60	63	38	35	71	72

As of or for the nine months ended September 30, (in millions, except ratios)	Corporate/Private Equity(b)		Reconciling Items(c)		Total
	2013	2012	2013	2012	2013	2012
Noninterest revenue	$1,138	$(214)	$(1,728)	$(1,568)	$41,038	$39,590
Net interest income	(1,636)	(753)	(508)	(566)	32,412	33,788
Total net revenue	(498)	(967)	(2,236)	(2,134)	73,450	73,378
Provision for credit losses	(15)	(31)	—	—	121	2,729
Noninterest expense	9,814	4,039	—	—	54,915	48,682
Income/(loss) before income tax expense/(benefit)	(10,297)	(4,975)	(2,236)	(2,134)	18,414	21,967
Income tax expense/(benefit)	(3,532)	(2,430)	(2,236)	(2,134)	5,769	6,375
Net income/(loss)	$(6,765)	$(2,545)	$—	$—	$12,645	$15,592
Average common equity	$71,425	$74,791	$—	$—	$196,425	$181,791
Total assets	835,000	681,860	NA	NA	2,463,309	2,321,284
Return on average common equity	NM	NM	NM	NM	8%	11%
Overhead ratio	NM	NM	NM	NM	75	66

(a)
Managed basis starts with the reported U.S. GAAP results and includes certain reclassifications as discussed below that do not have any impact on net income as reported by the lines of business or by the Firm as a whole.

(b)
In the second quarter of 2013, the 2012 data for certain income statement and balance sheet line items were revised to reflect the transfer of certain functions and staff from Corporate/Private Equity to CCB, effective January 1, 2013.

(c)
Segment managed results reflect revenue on a FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These FTE adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of JPMorgan Chase & Co.:
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of September 30, 2013, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and September 30, 2012, and the consolidated statements of changes in stockholders’ equity and cash flows for the nine month periods ended September 30, 2013 and September 30, 2012, included in the Firm’s Quarterly Report on Form 10-Q for the period ended September 30, 2013. These interim financial statements are the responsibility of the Firm’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

November 1, 2013

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended September 30, 2013				Three months ended September 30, 2012
	Average balance	Interest(e)	Rate (annualized)		Average balance	Interest(e)	Rate (annualized)
Assets
Deposits with banks	$321,271	$264	0.33%		$126,605	$132	0.41%
Federal funds sold and securities purchased under resale agreements	229,730	487	0.84		233,576	569	0.97
Securities borrowed(a)	119,950	(35)	(0.12)		134,980	(18)	(0.05)
Trading assets – debt instruments	212,228	2,019	3.78		228,120	2,182	3.81
Securities	351,648	2,125	2.40	(f)	351,733	1,862	2.11	(f)
Loans	723,538	8,332	4.57		723,077	9,058	4.98
Other assets(b)(c)	39,048	151	1.54		31,689	44	0.55
Total interest-earning assets	1,997,413	13,343	2.65		1,829,780	13,829	3.01
Allowance for loan losses	(19,207)				(23,638)
Cash and due from banks	28,252				55,288
Trading assets – equity instruments	103,347				103,279
Trading assets – derivative receivables	71,657				85,303
Goodwill	48,073				48,158
Other intangible assets:
Mortgage servicing rights	9,628				7,055
Purchased credit card relationships	198				437
Other intangibles	1,680				2,292
Other assets	148,728				143,803
Total assets	$2,389,769				$2,251,757
Liabilities
Interest-bearing deposits	$832,192	$514	0.25%		$742,570	$626	0.34%
Federal funds purchased and securities loaned or sold under repurchase agreements	231,938	111	0.19		251,071	142	0.22
Commercial paper	53,287	28	0.21		52,523	25	0.19
Trading liabilities – debt, short-term and other liabilities(d)	213,261	385	0.72		189,981	240	0.50
Beneficial interests issued by consolidated VIEs	52,522	113	0.85		56,609	156	1.09
Long-term debt	265,396	1,236	1.85		231,723	1,464	2.51
Total interest-bearing liabilities	1,648,596	2,387	0.57		1,524,477	2,653	0.69
Noninterest-bearing deposits	364,495				355,478
Trading liabilities – equity instruments	14,696				16,244
Trading liabilities – derivative payables	63,378				77,851
All other liabilities, including the allowance for lending-related commitments	89,419				82,839
Total liabilities	2,180,584				2,056,889
Stockholders’ equity
Preferred stock	11,953				8,278
Common stockholders’ equity	197,232				186,590
Total stockholders’ equity	209,185				194,868
Total liabilities and stockholders’ equity	$2,389,769				$2,251,757
Interest rate spread			2.08%				2.32%
Net interest income and net yield on interest-earning assets		$10,956	2.18%			$11,176	2.43%

(a)
Negative interest income and yield is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; the offset of this matched book activity is reflected as lower net interest expense reported within trading liabilities - debt, short-term and other liabilities.

(b)	Includes margin loans.

(c)
Effective April 1, 2013, the net results previously recorded in net interest income for the Firm’s hedges of investments in non-U.S. subsidiaries have been reclassified to other income. The effect of this reclassification on the total interest-earning assets rate and net yield on interest-earning assets is not material; and therefore, prior period amounts have not been revised.

(d)	Includes brokerage customer payables.

(e)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(f)
For the three months ended September 30, 2013 and 2012, the annualized rates for Securities, based on amortized cost, were 2.43% and 2.17%, respectively; this does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Nine months ended September 30, 2013				Nine months ended September 30, 2012
	Average balance	Interest(e)	Rate (annualized)		Average balance	Interest(e)	Rate (annualized)
Assets
Deposits with banks	$248,628	$649	0.35%		$116,325	$420	0.48%
Federal funds sold and securities purchased under resale agreements	231,035	1,491	0.86		235,393	1,866	1.06
Securities borrowed(a)	118,492	(71)	(0.08)		132,493	7	0.01
Trading assets – debt instruments	234,420	6,534	3.73		230,826	6,947	4.02
Securities	359,748	5,994	2.23	(f)	362,341	6,445	2.38	(f)
Loans	725,381	25,267	4.66		721,301	27,135	5.02
Other assets(b)(c)	40,655	378	1.24		32,954	175	0.71
Total interest-earning assets	1,958,359	40,242	2.75		1,831,633	42,995	3.14
Allowance for loan losses	(20,604)				(25,665)
Cash and due from banks	38,193				48,790
Trading assets – equity instruments	113,229				113,607
Trading assets – derivative receivables	73,950				88,353
Goodwill	48,106				48,178
Other intangible assets:
Mortgage servicing rights	8,673				7,161
Purchased credit card relationships	235				501
Other intangibles	1,786				2,427
Other assets	148,911				143,965
Total assets	$2,370,838				$2,258,950
Liabilities
Interest-bearing deposits	$810,215	$1,598	0.26%		$748,564	$2,085	0.37%
Federal funds purchased and securities loaned or sold under repurchase agreements	248,932	437	0.23		244,582	390	0.21
Commercial paper	53,588	83	0.21		49,901	65	0.17
Trading liabilities – debt, short-term and other liabilities(d)	200,022	1,039	0.69		197,609	874	0.59
Beneficial interests issued by consolidated VIEs	56,506	373	0.88		60,657	503	1.11
Long-term debt	263,547	3,792	1.92		245,770	4,724	2.57
Total interest-bearing liabilities	1,632,810	7,322	0.60		1,547,083	8,641	0.75
Noninterest-bearing deposits	361,346				348,033
Trading liabilities – equity instruments	13,884				14,141
Trading liabilities – derivative payables	66,083				77,543
All other liabilities, including the allowance for lending-related commitments	89,396				82,398
Total liabilities	2,163,519				2,069,198
Stockholders’ equity
Preferred stock	10,894				7,961
Common stockholders’ equity	196,425				181,791
Total stockholders’ equity	207,319				189,752
Total liabilities and stockholders’ equity	$2,370,838				$2,258,950
Interest rate spread			2.15%				2.39%
Net interest income and net yield on interest-earning assets		$32,920	2.25%			$34,354	2.51%

(a)
Negative interest income and yield for the nine months ended September 30, 2013, is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; the offset of this matched book activity is reflected as lower net interest expense reported within trading liabilities - debt, short-term and other liabilities.

(b)	Includes margin loans.

(c)
Effective April 1, 2013, the net results previously recorded in net interest income for the Firm’s hedges of investments in non-U.S. subsidiaries have been reclassified to other income. The effect of this reclassification on the total interest-earning assets rate and net yield on interest-earning assets is not material; and therefore, prior period amounts have not been revised.

(d)	Includes brokerage customer payables.

(e)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(f)
For the nine months ended September 30, 2013 and 2012, the annualized rates for Securities, based on amortized cost, were 2.28% and 2.43%, respectively; this does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

GLOSSARY OF TERMS
Active foreclosures: Loans referred to foreclosure where the loans have not completed foreclosure sale. Includes both judicial and non-judicial states.
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
Contractual credit card charge-off: In accordance with the Federal Financial Institutions Examination Council policy, nonmodified credit card loans are charged off by the end of the month in which the account becomes 180 days past due, while modified credit card loans are charged off when the account becomes 120 days past due. In addition, all credit card loans must be charged off within 60 days from receiving notification about certain specified events (e.g., bankruptcy of the borrower).
Credit derivatives: Financial instruments whose value is derived from the credit risk associated with the debt of a third party issuer (the reference entity) which allow one party (the protection purchaser) to transfer that risk to another party (the protection seller). Upon the occurrence of a credit event by the reference entity, which may include, among other events, the bankruptcy or failure to pay its obligations, or certain restructurings of the debt of the reference entity, neither party has recourse to the reference entity. The protection purchaser has recourse to the protection seller for the difference between the face value of the CDS contract and the fair value at the time of settling the credit derivative contract. The determination as to whether a credit event has occurred is generally made by the relevant International Swaps and Derivatives Association (“ISDA”) Determinations Committee.
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
G7 government bonds: Bonds issued by the government of one of the countries in the G7 nations.
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
Net charge-off/(recovery) rate: Represents net charge-offs/(recoveries) (annualized) divided by average retained loans for the reporting period.
Net yield on interest-earning assets: The average rate for interest-earning assets less the average rate paid for all sources of funds.
NM: Not meaningful.
Over-the-counter derivatives (“OTC”): Derivative contracts that are negotiated, executed and settled bilaterally between two derivative counterparties, where one or both counterparties is a derivatives dealer.
Over-the-counter cleared derivatives (“OTC cleared”): Derivative contracts that are negotiated and executed bilaterally, but subsequently settled via a central clearing house, such that each derivative counterparty is only exposed to the default of that clearing house.
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
Pre-provision profit/(loss): Represents total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.
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
Purchased credit-impaired (“PCI”) loans: Represents loans that were acquired in the Washington Mutual transaction and deemed to be credit-impaired on the acquisition date in accordance with the guidance of the Financial Accounting Standards Board (“FASB”). The guidance allows purchasers to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics (e.g., product type, LTV ratios, FICO scores, past due status, geographic location). A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.
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
Suspended foreclosures: Loans referred to foreclosure but are currently on hold, which could be due to bankruptcy or loss mitigation. Includes both judicial and non-judicial states.
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
Trade-date and settlement-date: For financial instruments, the date that an order to purchase, sell or otherwise acquire an instrument is executed in the market. The trade-date may differ from the settlement-date, which is the date on which the actual transfer of a financial instrument between two parties is executed. The amount of time that passes between the trade-date and the settlement-date differs depending on the financial instrument. For repurchases under the common equity repurchase program, except where the trade-date is specified, the amounts disclosed are presented on a settlement-date basis. In the Capital Management section on pages 61–66, of this Form 10-Q, and where otherwise specified, repurchases under the common equity repurchase program are presented on a trade-date basis because the trade-date is used to calculate the Firm’s regulatory capital.
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
Wallet: Proportion of fee revenues based on estimates of investment banking fees generated across the industry (i.e. the revenue wallet) from investment banking transactions in M&A, equity and debt underwriting, and loan syndications. Source: Dealogic, a third party provider of investment banking competitive analysis and volume-based league tables for the above noted industry products.
Washington Mutual transaction: On September 25, 2008, JPMorgan Chase acquired certain of the assets of the banking operations of Washington Mutual Bank (“Washington Mutual”) from the FDIC.

LINE OF BUSINESS METRICS
CONSUMER & COMMUNITY BANKING (“CCB”)
Active online customers - Users of all internet browsers and mobile platforms who have been active in the past 90 days.
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
Client advisors - Investment product specialists, including private client advisors, financial advisors, financial advisor associates, senior financial advisors, independent financial advisors and financial advisor associate trainees, who advise clients on investment options, including annuities, mutual funds, stock trading services, etc., sold by the Firm or by third-party vendors through retail branches, Chase Private Client locations and other channels.
Personal bankers - Retail branch office personnel who acquire, retain and expand new and existing customer relationships by assessing customer needs and recommending and selling appropriate banking products and services.
Sales specialists - Retail branch office and field personnel, including relationship managers and loan officers, who specialize in marketing and sales of various business banking products (i.e., business loans, letters of credit, deposit accounts, Chase Paymentech, etc.) and mortgage products to existing and new clients.
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
Net mortgage servicing revenue includes the following components:
a) Operating revenue predominantly represents the return on Mortgage Servicing’s MSR asset and includes:

•	Actual gross income earned from servicing third-party mortgage loans, such as contractually specified servicing fees and ancillary income; and

•	The change in the fair value of the MSR asset due to the collection or realization of expected cash flows.
b) Risk management represents the components of Mortgage Servicing’s MSR asset that are subject to ongoing risk management activities, together with derivatives and other instruments used in those risk management activities.
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
Merchant Services is a business that primarily processes transactions for merchants.
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
Securities Services includes primarily custody, fund accounting and administration, and securities lending products sold principally to asset managers, insurance companies and public and private investment funds. Also includes clearance, collateral management and depositary receipts business which provides broker-dealer clearing and custody services, including tri-party repo transactions, collateral management products, and depositary bank services for American and global depositary receipt programs.
Credit Adjustments & Other primarily includes credit portfolio credit valuation adjustments (“CVA”) net of associated hedging activities; debit valuation adjustments (“DVA”) on structured notes and derivative liabilities; and nonperforming derivative receivable results.
Description of certain business metrics:
Client deposits and other third-party liabilities pertain to the Treasury Services and Securities Services businesses, and include deposits, as well as deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements) as part of the Firm’s client cash management program.
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
Description of selected business metrics within CB:
Client deposits and other third-party liabilities include deposits, as well as deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements) as part of the Firm’s client cash management program.
ASSET MANAGEMENT (“AM”)
Assets under management - Represent assets actively managed by AM on behalf of its Private Banking, Institutional and Retail clients. Includes “committed capital not called,” on which AM earns fees.
Client assets - Represent assets under management, as well as custody, brokerage, administration and deposit accounts.
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
Item 3    Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of Management’s discussion and analysis on pages 97–101 of this Form 10-Q and pages 163–169 of JPMorgan Chase’s 2012 Annual Report.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal controls in the future. For further information, see “Management’s report on internal control over financial reporting” on page 186 of JPMorgan Chase’s 2012 Annual Report. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Part II Other Information
Item 1    Legal Proceedings
For information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in the Firm’s 2012 Annual Report on Form 10-K, see the discussion of the Firm’s material litigation in Note 23 on pages 201–209 of this Form 10-Q.
Item 1A    Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors on pages 8–21 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2012; and Forward-Looking Statements on page 109 of this Form 10-Q.
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2013, there were no shares of common stock of JPMorgan Chase & Co. issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.
Repurchases under the common equity repurchase program
On March 13, 2012, the Board of Directors authorized a $15.0 billion common equity (i.e., common stock and warrants) repurchase program. The following table shows the Firm’s repurchases of common equity for the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013, $8.9 billion (on a trade-date basis) of authorized repurchase capacity remained under the program.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Total shares of common stock repurchased	13	—	91	31
Aggregate common stock repurchases	$698	$—	$4,499	$1,329
Total warrants repurchased	—	—	—	18
Aggregate warrant repurchases	$—	$—	$—	$238

Pursuant to CCAR, the Firm is authorized to repurchase up to $6 billion of common equity between April 1, 2013 and March 31, 2014. Such repurchases are being done pursuant to the $15.0 billion common equity repurchase program.
The Firm may, from time-to-time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the common equity repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common equity — for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information.
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

Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during the nine months ended September 30, 2013, were as follows.

	Common stock
Nine months ended September 30, 2013	Total shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate repurchases of common equity (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(b)
First quarter	53,536,385	$48.16	$2,578	$10,854
Second quarter	23,433,465	50.01	1,172	9,683
July	8,009,635	54.55	437	9,246
August	4,302,639	54.49	235	9,011
September	1,310,491	52.20	68	8,943
Third quarter	13,622,765	54.30	740	8,943
Year-to-date	90,592,615	$49.56	$4,490	$8,943

(a)	Excludes commissions cost.

(b)	The amount authorized by the Board of Directors excludes commissions cost.

Repurchases under the stock-based incentive plans
Participants in the Firm’s stock-based incentive plans may have shares of common stock withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s repurchase program. Shares repurchased pursuant to these plans during the nine months ended September 30, 2013, were as follows.

Nine months ended September 30, 2013	Total shares of common stock repurchased	Average price paid per share of common stock
First quarter	—	$—
Second quarter	789	50.12
July	—	—
August	—	—
September	33	52.52
Third quarter	33	52.52
Year-to-date	822	$50.22

Item 3    Defaults Upon Senior Securities
None.
Item 4    Mine Safety Disclosure
Not applicable.

Item 5    Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.
Carlson Wagonlit Travel (“CWT”), a business travel management firm in which JPMorgan Chase has invested through its merchant banking activities, may be deemed to be an affiliate of the Firm, as that term is defined in Exchange Act Rule 12b-2. CWT has informed the Firm that, during the three month period ended September 30, 2013, it booked approximately 6 flights (of the approximately 15 million transactions it booked during the period) to Iran on Iran Air for passengers. All of such flights originated outside of the United States from countries that permit travel to Iran, and none of such passengers were persons designated under Executive Orders 13224 or 13382 at the time of travel or were employees of foreign governments that are targets of U.S. sanctions. CWT and the Firm believe that this activity is permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic Powers Act, as amended. CWT had approximately $3,000 in gross revenues attributable to these transactions. CWT has informed the Firm that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.

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

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and nine months ended September 30, 2013 and 2012, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated balance sheets (unaudited) as of September 30, 2013, and December 31, 2012, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the nine months ended September 30, 2013 and 2012, (v) the Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Mark W. O’Donovan
Mark W. O’Donovan
Managing Director and Corporate Controller
(Principal Accounting Officer)

Date:	November 1, 2013

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

15	Letter re: Unaudited Interim Financial Information

31.1	Certification

31.2	Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.