Form 10-Q
period 2014-03-31
JPMORGAN CHASE & CO
filed 2014-05-02
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended	Commission file
March 31, 2014	number 1-5805

JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

Number of shares of common stock outstanding as of March 31, 2014: 3,784,712,771

FORM 10-Q
TABLE OF CONTENTS

Part I - Financial information		Page
Item 1	Consolidated Financial Statements – JPMorgan Chase & Co.:
	Consolidated statements of income (unaudited) for the three months ended March 31, 2014 and 2013	80
	Consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2014 and 2013	81
	Consolidated balance sheets (unaudited) at March 31, 2014, and December 31, 2013	82
	Consolidated statements of changes in stockholders’ equity (unaudited) for the three months ended March 31, 2014 and 2013	83
	Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2014 and 2013	84
	Notes to Consolidated Financial Statements (unaudited)	85
	Report of Independent Registered Public Accounting Firm	167
	Consolidated Average Balance Sheets, Interest and Rates (unaudited) for the three months ended March 31, 2014 and 2013	168
	Glossary of Terms and Line of Business Metrics	169
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
	Consolidated Financial Highlights	3
	Introduction	4
	Executive Overview	6
	Consolidated Results of Operations	10
	Balance Sheet Analysis	12
	Off-Balance Sheet Arrangements	14
	Cash Flows Analysis	15
	Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures	16
	Business Segment Results	18
	Enterprise-Wide Risk Management	39
	Credit Risk Management	40
	Market Risk Management	57
	Country Risk Management	61
	Operational Risk Management	62
	Capital Management	63
	Liquidity Risk Management	71
	Supervision and Regulation	75
	Critical Accounting Estimates Used by the Firm	76
	Accounting and Reporting Developments	78
	Forward-Looking Statements	79
Item 3	Quantitative and Qualitative Disclosures About Market Risk	174
Item 4	Controls and Procedures	174
Part II - Other information
Item 1	Legal Proceedings	175
Item 1A	Risk Factors	175
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	175
Item 3	Defaults Upon Senior Securities	176
Item 4	Mine Safety Disclosure	176
Item 5	Other Information	176
Item 6	Exhibits	176

JPMorgan Chase & Co.
Consolidated financial highlights

(unaudited) As of or for the period ended,
(in millions, except per share, ratio, headcount data and where otherwise noted)	1Q14	4Q13	3Q13	2Q13	1Q13
Selected income statement data
Total net revenue	$22,993	$23,156	$23,117	$25,211	$25,122
Total noninterest expense	14,636	15,552	23,626	15,866	15,423
Pre-provision profit/(loss)	8,357	7,604	(509)	9,345	9,699
Provision for credit losses	850	104	(543)	47	617
Income before income tax expense	7,507	7,500	34	9,298	9,082
Income tax expense	2,233	2,222	414	2,802	2,553
Net income/(loss)	$5,274	$5,278	$(380)	$6,496	$6,529
Per common share data
Net income/(loss) per share: Basic	$1.29	$1.31	$(0.17)	$1.61	$1.61
Diluted	1.28	1.30	(0.17)	1.60	1.59
Cash dividends declared per share	0.38	0.38	0.38	0.38	0.30
Book value per share	54.05	53.25	52.01	52.48	52.02
Tangible book value per share (“TBVPS”)(a)	41.73	40.81	39.51	39.97	39.54
Common shares outstanding
Average: Basic	3,787.2	3,762.1	3,767.0	3,782.4	3,818.2
Diluted	3,823.6	3,797.1	3,767.0	3,814.3	3,847.0
Common shares at period-end	3,784.7	3,756.1	3,759.2	3,769.0	3,789.8
Share price(b)
High	$61.48	$58.55	$56.93	$55.90	$51.00
Low	54.20	50.25	50.06	46.05	44.20
Close	60.71	58.48	51.69	52.79	47.46
Market capitalization	229,770	219,657	194,312	198,966	179,863
Selected ratios and metrics
Return on common equity (“ROE”)	10%	10%	(1)%	13%	13%
Return on tangible common equity (“ROTCE”)(a)	13	14	(2)	17	17
Return on assets (“ROA”)	0.89	0.87	(0.06)	1.09	1.14
Return on risk-weighted assets(c)(d)	1.51	1.52	(0.11)	1.85	1.88
Overhead ratio	64	67	102	63	61
Loans-to-deposits ratio	57	57	57	60	61
High Quality Liquid Assets (“HQLA”) (in billions)(e)	$538	$522	$538	$454	413
Tier 1 common capital ratio(d)	10.9%	10.7%	10.5%	10.4%	10.2%
Tier 1 capital ratio(d)	12.1	11.9	11.7	11.6	11.6
Total capital ratio(d)	14.5	14.4	14.3	14.1	14.1
Tier 1 leverage ratio(d)	7.4	7.1	6.9	7.0	7.3
Selected balance sheet data (period-end)
Trading assets	$375,204	$374,664	$383,348	$401,470	$430,991
Securities(f)	351,850	354,003	356,556	354,725	365,744
Loans	730,971	738,418	728,679	725,586	728,886
Total assets	2,476,986	2,415,689	2,463,309	2,439,494	2,389,349
Deposits	1,282,705	1,287,765	1,281,102	1,202,950	1,202,507
Long-term debt(g)	274,512	267,889	263,372	266,212	268,361
Common stockholders’ equity	204,572	200,020	195,512	197,781	197,128
Total stockholders’ equity	219,655	211,178	206,670	209,239	207,086
Headcount	246,994	251,196	255,041	254,063	255,898
Credit quality metrics
Allowance for credit losses	$16,485	$16,969	$18,248	$20,137	$21,496
Allowance for loan losses to total retained loans	2.20%	2.25%	2.43%	2.69%	2.88%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(h)	1.75	1.80	1.89	2.06	2.27
Nonperforming assets	$9,473	$9,706	$10,380	$11,041	$11,739
Net charge-offs	1,269	1,328	1,346	1,403	1,725
Net charge-off rate	0.71%	0.73%	0.74%	0.78%	0.97%

(a)
TBVPS and ROTCE are non-GAAP financial measures. TBVPS represents the Firm’s tangible common equity divided by period-end common shares. ROTCE measures the Firm’s annualized earnings as a percentage of tangible common equity. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 16–17 of this Form 10-Q.

(b)
Share price shown for JPMorgan Chase’s common stock is from the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.

(c)	Return on Basel risk-weighted assets is the annualized earnings of the Firm divided by its average risk-weighted assets (“RWA”).

(d)	Basel III rules became effective on January 1, 2014; all prior period data is based on Basel I rules. For further discussion, see Regulatory capital on pages 63–68 of this Form 10-Q.

(e)	HQLA is the estimated amount of assets that qualify for inclusion in the Basel III liquidity coverage ratio; see HQLA on page 74 of this Form 10-Q.

(f)
Included held-to-maturity (“HTM”) securities of $47.3 billion, $24.0 billion and $4.5 billion at March 31, 2014, December 31, 2013 and September 30, 2013, respectively. Held-to-maturity balances for the other periods were not material.

(g)	Included unsecured long-term debt of $206.1 billion, $199.4 billion, $199.2 billion, $199.1 billion and $206.1 billion, for the respective periods above.

(h)	Excludes the impact of residential real estate purchased credit-impaired (“PCI”) loans. For further discussion, see Allowance for credit losses on pages 54–56 of this Form 10-Q.

INTRODUCTION
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”). See the Glossary of terms on pages 169–172 for definitions of terms used throughout this Form 10-Q.
This 10-Q should be read in conjunction with JPMorgan Chase’s Annual Report 2013 on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission (“2013 Annual Report” or “2013 Form 10-K”), to which reference is hereby made.
The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements on page 79 of this Form 10-Q and Part I, Item 1A, Risk Factors, on pages 9–18 of JPMorgan Chase’s 2013 Annual Report.
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm had $2.5 trillion in assets and $219.7 billion in stockholders’ equity as of March 31, 2014. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing, asset management and private equity. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national bank with U.S. branches in 23 states, and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national bank that is the Firm’s credit card–issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities LLC (“JPMorgan Securities”), the Firm’s U.S. investment banking firm. The bank and nonbank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. One of the Firm’s principal operating subsidiaries in the United Kingdom (“U.K.”) is J.P. Morgan Securities plc , a subsidiary of JPMorgan Chase Bank, N.A.

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
Consumer & Community Banking
Consumer & Community Banking (“CCB”) serves consumers and businesses through personal service at bank branches and through ATMs, online, mobile and telephone banking. CCB is organized into Consumer & Business Banking (“CBB”), Mortgage Banking (including Mortgage Production, Mortgage Servicing and Real Estate Portfolios) and Card, Merchant Services & Auto (“Card”). Consumer & Business Banking offers deposit and investment products and services to consumers, and lending, deposit, and cash management and payment solutions to small businesses. Mortgage Banking includes mortgage origination and servicing activities, as well as portfolios comprised of residential mortgages and home equity loans, including the purchased credit-impaired (“PCI”) portfolio acquired in the Washington Mutual transaction. Card issues credit cards to consumers and small businesses, provides payment services to corporate and public sector clients through its commercial card products, offers payment processing services to merchants, and provides auto and student loan services.
Corporate & Investment Bank
The Corporate & Investment Bank (“CIB”), comprised of Banking and Markets & Investor Services, offers a broad suite of investment banking, market-making, prime brokerage, and treasury and securities products and services to a global client base of corporations, investors, financial institutions, and government and municipal entities. Within Banking, the CIB offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, as well as loan origination and syndication. Also included in Banking is Treasury Services, which includes transaction services, comprised primarily of cash management and liquidity solutions, and trade finance products. The Markets & Investor Services segment of the CIB is a global market-maker in cash securities and derivative instruments, and also offers sophisticated risk management solutions, prime brokerage, and research. Markets & Investor Services also includes the Securities Services business, a leading global custodian, which includes custody, fund accounting and administration, and securities lending products sold principally to asset managers, insurance companies and public and private investment funds.

Commercial Banking
Commercial Banking (“CB”) delivers extensive industry knowledge, local expertise and dedicated service to U.S. and multinational clients, including corporations, municipalities, financial institutions and nonprofit entities with annual revenue generally ranging from $20 million to $2 billion. CB provides financing to real estate investors and owners. Partnering with the Firm’s other businesses, CB provides comprehensive financial solutions, including lending, treasury services, investment banking and asset management to meet its clients’ domestic and international financial needs.
Asset Management
Asset Management (“AM”), with client assets of $2.4 trillion as of March 31, 2014, is a global leader in investment and wealth management. AM clients include institutions, high-net-worth individuals and retail investors in every major market throughout the world. AM offers investment management across all major asset classes including equities, fixed income, alternatives and money market funds. AM also offers multi-asset investment management, providing solutions to a broad range of clients’ investment needs. For individual investors, AM also provides retirement products and services, brokerage and banking services including trusts and estates, loans, mortgages and deposits. The majority of AM’s client assets are in actively managed portfolios.

In addition to the four major reportable business segments outlined above, the following is a description of the Corporate/Private Equity segment.
Corporate/Private Equity
The Corporate/Private Equity segment comprises Private Equity, Treasury and Chief Investment Office (“CIO”) and Other Corporate, which includes corporate staff units and expense that is centrally managed. Treasury and CIO are predominantly responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, funding and structural interest rate and foreign exchange risks, as well as executing the Firm’s capital plan. The major Other Corporate units include Real Estate, Enterprise Technology, Legal, Compliance, Finance, Human Resources, Internal Audit, Risk Management, Oversight & Control, Corporate Responsibility and various Other Corporate groups. Other centrally managed expense includes the Firm’s occupancy and pension-related expense that are subject to allocation to the businesses.

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a complete description of trends and uncertainties, as well as the risks and critical accounting estimates affecting the Firm and its various lines of business, this Form 10-Q should be read in its entirety.

Financial performance of JPMorgan Chase
	Three months ended March 31,
(in millions, except per share data and ratios)	2014	2013	Change
Selected income statement data
Total net revenue	$22,993	$25,122	(8)%
Total noninterest expense	14,636	15,423	(5)
Pre-provision profit	8,357	9,699	(14)
Provision for credit losses	850	617	38
Net income	5,274	6,529	(19)
Diluted earnings per share	1.28	1.59	(19)
Return on common equity	10%	13%
Capital ratios(a)
Tier 1 capital	12.1	11.6
Tier 1 common(b)	10.9	10.2

(a)
Basel III rules became effective on January 1, 2014; all prior period data is based on Basel I rules. For further discussion of the implementation of Basel III, see Regulatory capital on pages 63–68 of this Form 10-Q.

(b)
The Tier 1 common capital ratio is common equity Tier 1 capital (“Tier 1 common”) divided by risk-weighted assets. Management, bank regulators, investors and analysts use Tier 1 common capital along with the other capital measures to assess and monitor the Firm’s capital position. Prior to Basel III becoming effective on January 1, 2014, Tier 1 common capital was a non-GAAP financial measure. For further discussion of Tier 1 common capital, see Regulatory Capital on pages 63–68 of this Form 10-Q.

Business Overview
JPMorgan Chase reported first-quarter 2014 net income of $5.3 billion, or $1.28 per share, on net revenue of $23.0 billion. Net income decreased by $1.3 billion, compared with net income of $6.5 billion, or $1.59 per share, in the first quarter of 2013. Return on equity for the quarter was 10%, compared with 13% for the prior-year quarter.
The Firm’s results reflected solid underlying performance, given industry-wide headwinds in Markets and Mortgage.
The decrease in net income from the first quarter of 2013 was driven by lower net revenue and higher provision for credit losses, partially offset by lower noninterest expense. Net revenue was $23.0 billion, down $2.1 billion, or 8%, compared with the prior year. Noninterest revenue was $12.3 billion, down $1.9 billion, or 13%, compared with the prior year, driven by lower mortgage fees and related income, and a decrease in securities gains. Net interest income was $10.7 billion, down 2% compared with the prior year, reflecting the impact of lower loan yields and lower average trading asset balances, predominantly offset by higher investment securities yields, lower long-term debt and deposit interest expense.
The current-quarter consumer provision reflected a $449 million reduction in the allowance for loan losses, compared with a $1.1 billion reduction in the prior year. The current-quarter consumer allowance release was primarily due to the impact of improved home prices and delinquency trends in the residential real estate portfolio, as well as a reduction in the credit card asset-specific allowance due to increased granularity of impairment estimates for loans modified in troubled-debt restructurings (“TDRs”). Consumer net charge-offs were $1.3 billion, compared with $1.7 billion in the prior year, resulting in a net charge-off rate of 1.24%, compared with 1.65% in the prior year. The wholesale provision for credit losses was $43 million, compared with $72 million in the prior year. Wholesale net charge-offs were $13 million, compared with $35 million in the prior year, resulting in a net charge-off rate of 0.02%, compared with 0.05% in the prior year. The Firm’s allowance for loan losses to period-end loans retained, excluding PCI loans, was 1.75%, compared with 2.27% in the prior year. The Firm’s nonperforming assets totaled $9.5 billion, down from the prior-quarter and prior-year levels of $9.7 billion and $11.7 billion, respectively.
Noninterest expense was $14.6 billion, down $787 million, or 5%, compared with the prior year, primarily driven by lower performance-based compensation in CIB and lower mortgage production and servicing expense.
CBB average deposits were up 9%. Client investment assets were a record $195.7 billion, up 16%, and credit card sales volume was $104.5 billion, up 10% from the prior year. CIB maintained its #1 ranking for Global Investment Banking fees, and assets under custody were up 10% compared with the prior year. CB period-end loan balances were up 7%, and gross investment banking revenue with CB clients was up 31%. AM reported positive net long-term product flows for the twentieth consecutive quarter, total client assets of $2.4 trillion and record average loan balances of $95.7 billion.

The Firm maintained its fortress balance sheet, ending the first quarter with an estimated Basel III Advanced Fully Phased-in Tier 1 common capital of $156 billion and a Tier 1 common ratio of 9.6%. (The Basel III Advanced Fully Phased-in Tier 1 measures are non-GAAP financial measures, which the Firm uses, along with the other capital measures, to assess and monitor its capital position. For further discussion of the Tier 1 common capital ratios, see Regulatory capital on pages 63–68 of this Form 10-Q.) The Firm’s supplementary leverage ratio (“SLR”) was 5.1% and the Firm had $538 billion of high quality liquid assets (“HQLA”) as of March 31, 2014.
JPMorgan Chase continued to support clients, consumers, companies and communities around the globe. The Firm provided credit and raised capital of over $450 billion for commercial and consumer clients during the three months ended March 31, 2014. This included $5 billion of credit provided for U.S. small businesses and $138 billion of credit provided for corporations. This also included more than $253 billion of capital for clients and more than $12 billion of credit provided to, and capital raised for, nonprofit and government entities, including states, municipalities, hospitals and universities.
Consumer & Community Banking net income was $1.9 billion, a decrease of $650 million, or 25%, compared with the prior year, due to lower net revenue and higher provision for credit losses, partially offset by lower noninterest expense. Net revenue was $10.5 billion, a decrease of $1.2 billion, or 10%, compared with the prior year. Net interest income was $7.0 billion, down $183 million, or 3%, driven by spread compression in Credit Card, Auto and Consumer & Business Banking, and by lower mortgage warehouse balances, largely offset by higher deposit balances. Noninterest revenue was $3.4 billion, a decrease of $972 million, or 22%, driven by lower mortgage fees and related income. The provision for credit losses was $816 million, compared with $549 million in the prior year. The current-quarter provision reflected a $450 million reduction in the allowance for loan losses and total net charge-offs of $1.3 billion. The prior-year provision reflected a $1.2 billion reduction in the allowance for loan losses and total net charge-offs of $1.7 billion. Noninterest expense was $6.4 billion, a decrease of $353 million, or 5%, from the prior year, driven by lower Mortgage Banking expense. Return on equity for the first quarter of 2014 was 15% on $51.0 billion of average allocated capital.
Corporate & Investment Bank net income decreased compared with the prior year, reflecting lower revenue, partially offset by lower noninterest expense. Net revenue was $8.6 billion, down 15% from $10.1 billion in the prior year. Excluding the impact of a debit valuation adjustment (“DVA”) gain of $126 million in the prior year, net revenue was down 14% from $10.0 billion in the prior year, and net income was down 22% from $2.5 billion in the prior year. Noninterest expense decreased from the prior year, primarily driven by lower performance-based compensation. Return on equity for the first quarter of

2014 was 13% on $61.0 billion of average allocated capital.
Commercial Banking net income decreased compared with the prior year, reflecting an increase in noninterest expense, partially offset by a lower provision for credit losses. Net revenue was down 1% compared with the prior year. Net interest income decreased 4% compared with the prior year, reflecting spread compression and higher funding costs on loan products and lower purchase discounts recognized on loan repayments, partially offset by higher loan balances. Noninterest revenue increased by 4% compared with the prior year, driven by higher investment banking revenue. Noninterest expense increased by 7% compared with the prior year, reflecting higher control and headcount-related expense. Return on equity for the first quarter of 2014 was 17% on $14.0 billion of average allocated capital.
Asset Management net income decreased compared with the prior year, reflecting higher noninterest expense, largely offset by higher net revenue. Net revenue increased 5% from the prior year. Noninterest revenue was up 6% from the prior year, due to net client inflows and the effect of higher market levels, partially offset by lower valuations of seed capital investments. Net interest income was flat from the prior year, due to higher loan and deposit balances, predominantly offset by narrower loan spreads. Noninterest expense increased 11% from the prior year, primarily due to higher headcount-related expense and costs related to the control agenda. Return on equity was 20% on $9.0 billion of average allocated capital and pretax margin was 26% for the first quarter of 2014.
Corporate/Private Equity net income was $340 million, compared with net income of $250 million in the prior year.
Private Equity reported net income of $215 million, compared with a net loss of $182 million in the prior year. Net revenue was $363 million, compared with a loss of $276 million in the prior year, primarily due to net valuation gains on public and private investments and gains from sales.
Treasury and CIO reported a net loss of $94 million, compared with net income of $24 million in the prior year. Net revenue was $2 million, compared with $113 million in the prior year. Current-quarter net interest income was a loss of $87 million compared with a loss of $472 million in the prior year, reflecting the benefit of higher interest rates and reinvestment opportunities.
Other Corporate reported net income of $219 million, compared with $408 million in the prior year. The current quarter included an after-tax charge of approximately $90 million for the write-down of deferred tax assets following New York State tax law changes enacted on March 31, 2014. The prior year included an after-tax benefit of $227 million for tax adjustments.

2014 Business outlook
JPMorgan Chase’s outlook for the second quarter and remainder of 2014 should be viewed against the backdrop of the global and U.S. economies, including strength of consumers and businesses, U.S. housing prices, unemployment rate, implied market interest rates, financial market levels and activity, the geopolitical environment, the competitive environment, client activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these linked factors will affect the performance of the Firm and its lines of business; however, each of these factors will affect, to a different degree, each of the lines of business.
Set forth below is a table summarizing management’s current expectations with respect to certain specific revenue, expense and credit items, as well as the related drivers, for the second quarter and the remainder of 2014.

These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, are made only as of the date hereof, and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 79 of this Form 10-Q and Risk Factors on page 64 of JPMorgan Chase's 2013 Annual Report. There is no assurance that actual results for the second quarter or full year of 2014 will be in line with the outlook set forth below, and the Firm does not undertake to update any of these forward-looking statements to reflect the impact of circumstances or events that arise after the date hereof.

Selected outlook items
(in millions, unless otherwise noted)
LOB	Sub-LOB	Line item	FY13	1Q14	Current management outlook
Firmwide	—	Core net interest margin (%)	2.66%	2.66%	Expect core net interest margin relatively stable in 2014
Firmwide	—	Adjusted expense ($ in billions)(a)	$59.0	$14.6
Expect firmwide adjusted expense below $59 billion for FY14. The final firmwide expense will be affected by performance-related compensation for the full year
Expect CCB, excluding MB, expense to increase by approximately $120 million in 2Q14, primarily driven by the timing of marketing campaigns. Expect CCB, excluding MB, expense to increase by approximately 1% for FY14 versus FY13, in-line with previous guidance
Expect quarterly expense to be relatively flat for CB and to increase modestly for AM, compared to 1Q14, for the remainder of the year, due to continued investment in controls and growth

CCB	Mortgage Banking (“MB”)	Production-related pre-tax income, excluding repurchase (losses)/benefits	$494	$(186)
Higher levels of mortgage interest rates are expected to continue to have a negative impact on volumes. Expect pretax production loss of approximately $100–$150 million in 2Q14 and pretax margins to be negative in 2H14

CCB	MB	Servicing-related net revenue(b)	$2,869	$713	Expect net servicing revenue(b) of $600–$650 million in 2Q14 and declining by approximately 10% (not annualized) per quarter for 2H14
CCB	MB	Servicing and default expense	$2,973	$582	Expect servicing and default expense to be relatively flat in 2Q14 and to trend down slightly in 2H14
CCB	MB	Reduction in NCI Real Estate Portfolios allowance for loan losses	$(2,300)	$(200)	If delinquencies continue to trend down and the macro-economic environment remains stable or improves, potential for further modest reductions in the allowance for loan losses over time
CCB	Card	Reduction in Card allowance for loan losses	$(1,706)	$(204)	Based on the current credit environment, do not expect any significant reductions in the Card allowance for loan losses
CIB	Fixed Income & Equities	Revenue	$20,226	$5,055
Based on Markets revenue results to date, which reflect a continued challenging environment and lower client activity levels, expect 2Q14 Markets revenue to be down approximately 20%+/- versus 2Q13. The Markets revenue actual results will depend heavily on performance throughout the remainder of the quarter, which can be volatile

CIB	Securities Services	Revenue	$4,082	$1,011	Expect Securities Services revenue to increase in 2Q14 by approximately $100 million compared to 1Q14, primarily due to seasonality
CIB	Treasury Services (“TS”)	Revenue	$4,135	$1,009	Expect TS revenue to be flat versus 1Q14, at approximately $1 billion for the remainder of 2014, primarily due to the impact of business simplification and lower trade finance activity and spreads

(a)	Firmwide adjusted expense excludes total firmwide legal expenses and foreclosure-related matters.

(b)	This line item is net of changes in the MSR asset fair value due to collection/realization of expected cash flows; plus net interest income.

Note: The table above includes abbreviations to denote the following: for the twelve months ended December 31, 2014 (“FY14”); for the twelve months ended December 31, 2013 (“FY13”); for the six months ended December 31, 2014 (“2H14”); for the three months ended June 30, 2014 (“2Q14”); for the three months ended June 30, 2013 (“2Q13”); for the three months ended March 31, 2014 (“1Q14”); line of business (“LOB”); and Non credit-impaired ("NCI").

Business events
Regulatory Update
Comprehensive Capital Analysis and Review (“CCAR”)
On March 26, 2014, the Federal Reserve informed the Firm that it did not object, on either a quantitative or qualitative basis, to the Firm’s 2014 capital plan.
Basel III
Effective January 1, 2014, the Firm became subject to Basel III. Prior to January 1, 2014, the Firm and its banking subsidiaries were subject to the capital requirements of Basel I and Basel 2.5.
For further information on CCAR and the implementation of Basel III, refer to Capital management on pages 63–70 of this Form 10-Q.
Preferred stock issuances
On January 22, 2014, the Firm issued $2.0 billion of Fixed-to-Floating Rate Non-Cumulative Preferred Stock with an optional redemption date on or after February 1, 2024; dividends are payable semiannually at a fixed rate of 6.75% through February 2024, and thereafter at a rate of three-month LIBOR plus 3.78%. On January 30, and February 6, 2014, the Firm issued a combined total of $925 million of Fixed Rate Non-Cumulative Preferred stock with an optional redemption date on or after March 1, 2019; dividends are payable quarterly at a fixed rate of 6.70%. Lastly, on March 10, 2014, the Firm issued $1.0 billion of Fixed-to-Floating Rate Non-Cumulative Preferred Stock with an optional redemption date on or after April 30, 2024; dividends are payable semiannually at a fixed rate of 6.125% through April 2024, and thereafter at a rate of three-month LIBOR plus 3.33%. Preferred stock dividends declared during the three months ended March 31, 2014 were $227 million; assuming all issuances described above were outstanding during the entire quarter and quarterly dividends were declared on such issuances, preferred stock dividends would have been $254 million for the quarter. For further information on the Firm’s preferred stock, see Note 22 on page 309 of JPMorgan Chase’s 2013 Annual Report.

Physical commodities businesses
The Firm continues to execute a business simplification agenda that will allow it to focus on core activities for its core clients and better manage its operational, regulatory, and litigation risks. On March 19, 2014, the Firm announced that it had agreed to sell certain of its physical commodities operations, including its physical oil, gas, power, warehousing facilities and energy transportation operations, to Mercuria Energy Group Limited for approximately $3.5 billion. The after-tax impact of this transaction is not expected to be material. The sale is subject to normal regulatory approvals and is expected to close in the third quarter of 2014. The Firm remains fully committed to its traditional banking activities in the commodities markets, including financial derivatives and the trading of precious metals, which are not part of the physical commodities operations sale.
Common stock dividend increase and common equity repurchases
On March 26, 2014, the Firm announced, following the Federal Reserve Board’s release of the 2014 CCAR results, its Board of Directors intends to increase the quarterly common stock dividend to $0.40 per share, effective the second quarter of 2014. The Firm’s dividends will be subject to the Board of Directors’ approval at the customary times those dividends are declared. The Board has also authorized a common equity repurchase program to repurchase $6.5 billion of common equity between April 1, 2014, and March 31, 2015. This authorization includes shares repurchased to offset issuances under the Firm’s equity-based compensation plans.

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2014 and 2013. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 76–78 of this Form 10-Q and pages 174–178 of JPMorgan Chase’s 2013 Annual Report.

Revenue
	Three months ended March 31,
(in millions)	2014	2013	Change
Investment banking fees	$1,420	$1,445	(2)%
Principal transactions	3,322	3,761	(12)
Lending- and deposit-related fees	1,405	1,468	(4)
Asset management, administration and commissions	3,836	3,599	7
Securities gains	30	509	(94)
Mortgage fees and related income	514	1,452	(65)
Card income	1,408	1,419	(1)
Other income(a)	391	536	(27)
Noninterest revenue	12,326	14,189	(13)
Net interest income	10,667	10,933	(2)
Total net revenue	$22,993	$25,122	(8)%

(a)	Included operating lease income of $398 million and $349 million for the three months ended March 31, 2014 and 2013, respectively.
Total net revenue for the three months ended March 31, 2014, was $23.0 billion, a decrease of $2.1 billion, or 8%, compared with the three months ended March 31, 2013. The decrease from the prior year was driven by lower mortgage fees and related income, securities gains, and principal transactions revenue.
Investment banking fees decreased compared with the three months ended March 31, 2013, reflecting lower debt underwriting fees, partly offset by higher advisory and equity underwriting fees. The decrease in debt underwriting fees was driven by lower industry-wide volumes of high-yield bond underwriting and loan syndications. Higher advisory fees were driven by an increase in the Firm’s wallet share, and the increase in equity underwriting fees was due to higher industry-wide issuances. For additional information on investment banking fees, see CIB segment results pages 28–31 and Note 6 on page 110 of this Form 10-Q.
Principal transactions revenue decreased compared with the stronger results in the three months ended March 31, 2013, reflecting, in CIB, lower fixed income markets revenue on weaker performance across most products and lower levels of client activity, as well as lower equity markets revenue on lower derivatives revenue. The decreases were partially offset by improved private equity results, reflecting net valuation gains on public and private investments, and gains from sales, compared with a net loss in the prior year. For additional information on principal transactions revenue, see CIB and Corporate/Private Equity segment results on pages 28–31 and pages 37–38, respectively, and Note 6 on page 110 of this Form 10-Q.
Asset management, administration and commissions revenue increased in the three months ended March 31, 2014 compared with the prior year, reflecting higher net client inflows and the effect of higher market levels in AM and CCB. For additional information on these fees and commissions, see the segment discussions for CCB on pages 19–27, AM on pages 34–36, and Note 6 on page 110 of this Form 10-Q.
Securities gains in the three months ended March 31, 2014 decreased compared with the prior year, reflecting the repositioning of the investment securities portfolio in the prior year. For additional information, see the Corporate/Private Equity segment discussion on pages 37–38, and Note 11 on pages 113–116 of this Form 10-Q.
Mortgage fees and related income decreased compared with the three months ended March 31, 2013. The decrease resulted from lower Mortgage Banking (“MB”) net production and servicing revenue. The decrease in net production revenue was largely due to lower volumes. The decrease in net servicing revenue was predominantly due to lower mortgage servicing rights (“MSR”) risk management results, which included a negative $460 million fair value adjustment primarily related to higher capital allocated to the business. For additional information, see pages 23–24, and Note 16 on pages 148–151 of this Form 10-Q.
Other income decreased in the three months ended March 31, 2014 compared with the prior year, largely due to lower valuations of seed capital investments in AM.
Net interest income decreased in the three months ended March 31, 2014, compared with the prior year, reflecting the impact of lower loan yields due to run-off of higher yielding loans and originations of lower yielding loans, and lower average trading asset balances; predominantly offset by higher investment securities yields, and lower long-term debt and deposit interest expense. The aforementioned lower long-term debt and deposit interest expense were, in each case, driven by lower yields, partly offset by higher average balances. The Firm’s average interest-earning assets were $2.0 trillion for the three months ended March 31, 2014, and the net interest yield on those assets, on a fully taxable-equivalent (“FTE”) basis, was 2.20%, a decrease of 17 basis points from the prior year.

Provision for credit losses
	Three months ended March 31,
(in millions)	2014	2013	Change
Consumer, excluding credit card	$119	$(37)	NM
Credit card	688	582	18%
Total consumer	807	545	48
Wholesale	43	72	(40)
Total provision for credit losses	$850	$617	38%

The provision for credit losses increased from the three months ended March 31, 2013, reflecting a $449 million reduction in the consumer allowance for loan losses, compared with a $1.1 billion reduction in the prior year. The current-quarter consumer allowance release was primarily due to the impact of improved home prices and delinquency trends in the residential real estate portfolio, as well as a reduction in the credit card asset-specific allowance due to increased granularity of impairment estimates for loans modified in TDRs. The lower reduction in consumer allowance was largely offset by lower consumer net charge-offs. The wholesale provision for credit losses remained relatively flat, reflecting a generally favorable credit environment and stable credit quality trends. For a more detailed discussion of the credit portfolio and the allowance for credit losses, see the segment discussions for CCB on pages 19–27, CIB on pages 28–31 and CB on pages 32–33, and the Allowance for credit losses section on pages 54–56 of this Form 10-Q.

Noninterest expense
	Three months ended March 31,
(in millions)	2014	2013	Change
Compensation expense	$7,859	$8,414	(7)%
Noncompensation expense:
Occupancy	952	901	6
Technology, communications and equipment	1,411	1,332	6
Professional and outside services	1,786	1,734	3
Marketing	564	589	(4)
Other expense(a)(b)	1,933	2,301	(16)
Amortization of intangibles	131	152	(14)
Total noncompensation expense	6,777	7,009	(3)
Total noninterest expense	$14,636	$15,423	(5)%

(a)	Included firmwide legal expense of $347 million for the three months ended March 31, 2013; legal expense for the three months ended March 31, 2014 was not material.

(b)	Included FDIC-related expense of $293 million and $379 million for the three months ended March 31, 2014 and 2013, respectively.
Total noninterest expense for the three months ended March 31, 2014, was $14.6 billion, down by $787 million, or 5%, compared with the prior year. The decrease from the prior year was driven by lower compensation and other expense.
Compensation expense decreased in the three months ended March 31, 2014, compared with the prior year, predominantly driven by lower performance-based compensation expense in CIB, as well as lower headcount-related expense in MB. The decrease in compensation expense was partly offset by higher costs related to the additional headcount-related expense in connection with the Firm’s control agenda.
Noncompensation expense in the three months ended March 31, 2014, decreased compared with the prior year. The decrease was predominantly due to lower other expense, in particular, lower legal-related expense. Also contributing to the decrease were lower foreclosed asset expense in MB and lower FDIC-related assessments. The decrease in noncompensation expense was partially offset by higher costs related to the Firm’s control agenda. For a further discussion of legal expense, see Note 23 on pages 159–165 of this Form 10-Q.

Income tax expense
(in millions, except rate)	Three months ended March 31,
	2014	2013	Change
Income before income tax expense	$7,507	$9,082	(17)%
Income tax expense	2,233	2,553	(13)
Effective tax rate	29.7%	28.1%
The increase in the effective tax rate compared with the prior year was largely attributable to the write-down of deferred tax assets impacted by tax law changes enacted by New York State; the prior year included tax benefits associated with tax adjustments and the settlement of tax audits. The increase in the effective tax rate was partially offset by the impact of lower reported pretax income in 2014 in combination with changes in the mix of income and expenses subject to U.S. federal and state and local taxes. For additional information on income taxes, see Critical Accounting Estimates Used by the Firm on pages 76–78, of this Form 10-Q.

BALANCE SHEET ANALYSIS

Selected Consolidated Balance Sheets data
(in millions)	March 31, 2014	December 31, 2013	Change
Assets
Cash and due from banks	$26,321	$39,771	(34)%
Deposits with banks	372,531	316,051	18
Federal funds sold and securities purchased under resale agreements	265,168	248,116	7
Securities borrowed	122,021	111,465	9
Trading assets:
Debt and equity instruments	315,932	308,905	2
Derivative receivables	59,272	65,759	(10)
Securities	351,850	354,003	(1)
Loans	730,971	738,418	(1)
Allowance for loan losses	(15,847)	(16,264)	(3)
Loans, net of allowance for loan losses	715,124	722,154	(1)
Accrued interest and accounts receivable	73,122	65,160	12
Premises and equipment	14,919	14,891	—
Goodwill	48,065	48,081	—
Mortgage servicing rights	8,552	9,614	(11)
Other intangible assets	1,489	1,618	(8)
Other assets	102,620	110,101	(7)
Total assets	$2,476,986	$2,415,689	3
Liabilities
Deposits	$1,282,705	$1,287,765	—
Federal funds purchased and securities loaned or sold under repurchase agreements	217,442	181,163	20
Commercial paper	60,825	57,848	5
Other borrowed funds	31,951	27,994	14
Trading liabilities:
Debt and equity instruments	91,471	80,430	14
Derivative payables	49,138	57,314	(14)
Accounts payable and other liabilities	202,499	194,491	4
Beneficial interests issued by consolidated VIEs	46,788	49,617	(6)
Long-term debt	274,512	267,889	2
Total liabilities	2,257,331	2,204,511	2
Stockholders’ equity	219,655	211,178	4
Total liabilities and stockholders’ equity	$2,476,986	$2,415,689	3%
Consolidated Balance Sheets overview
JPMorgan Chase’s total assets increased by $61.3 billion or 3%, and total liabilities increased by $52.8 billion or 2%, from December 31, 2013.
The following is a discussion of the significant changes in the specific line item captions on the Consolidated Balance Sheets from December 31, 2013.

Cash and due from banks and deposits with banks
The net increase was attributable to excess funds, which the Firm placed with various central banks, predominantly Federal Reserve Banks. For additional information, refer to the Liquidity Risk Management discussion on pages 71–75 of this Form 10-Q.
Federal funds sold and securities purchased under resale agreements; and securities borrowed
The increase was attributable to higher securities purchased under resale agreements and securities borrowed due to higher requirement for collateral to cover client-driven activities in CIB.
Trading assets and liabilities–debt and equity instruments
The increase in trading assets was related to client-driven market-making activities in CIB, which resulted in higher levels of debt securities, partially offset by a lower level of physical commodities.
The increase in trading liabilities was attributable to client-driven market-making activities in CIB, which resulted in higher levels of client-driven short positions in debt and equity securities. For additional information, refer to Note 3 on pages 86–97 of this Form 10-Q.
Trading assets and liabilities–derivative receivables and payables
The decrease in both receivables and payables was due to additional netting of equity derivatives balances following the receipt of appropriate legal opinions with respect to additional master netting agreements; client-driven market-making activity; and reductions in foreign exchange derivatives driven by maturities. For additional information, refer to Derivative contracts on pages 52–53, and Notes 3 and 5 on pages 86–97 and pages 100–109, respectively, of this Form 10-Q.
Securities
The decrease was largely due to lower levels of non-U.S. residential mortgage-backed securities, partly offset by higher levels of U.S. mortgage-backed securities and obligations of U.S. states and municipalities. For additional information related to securities, refer to the discussion in the Corporate/Private Equity segment on pages 37–38, and Notes 3 and 11 on pages 86–97 and pages 113–116, respectively, of this Form 10-Q.
Loans and allowance for loan losses
The decrease was predominantly due to lower consumer loans, reflecting seasonality and higher repayment rates in the credit card portfolio; and paydowns and the charge-off or liquidation of delinquent loans in the consumer, excluding credit card portfolio.

The decrease in allowance for loan losses was driven by a reduction in the consumer allowance of $449 million, predominantly as a result of improved home prices and delinquency trends on the residential real estate portfolio, a reduction in the credit card asset-specific allowance due to increased granularity of impairment estimates for loans modified in TDRs, as well as run-off in the student loan portfolio. The wholesale allowance was relatively unchanged, reflecting a generally favorable credit environment and stable credit quality trends. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Risk Management on pages 40–56, and Notes 3, 4, 13 and 14 on pages 86–97, pages 98–99, pages 119–139 and page 140, respectively, of this Form 10-Q.
Accrued interest and accounts receivable
The increase was largely due to higher receivables from security sales that did not settle and higher dividend receivables in CIB.
Mortgage servicing rights
The decrease was due to a fair value adjustment primarily related to higher capital allocated to the Mortgage Banking business, the impact of changes in market interest rates, collection/realization of expected cash flows, and dispositions, partially offset by originations. For additional information on MSRs, see Note 16 on pages 148–151 of this Form 10-Q.
Deposits
The decrease was driven by lower wholesale deposits, largely offset by higher consumer deposits. The decline in wholesale deposits was related to the normalization of deposit levels from year-end seasonal inflows. The increase in consumer deposits reflected the continuing positive growth trend, which was the result of strong customer retention and deeper account relationships, driven by improved customer satisfaction levels, the maturing of recent branch builds, and net new business. For more information on consumer deposits, refer to the CCB segment discussion on pages 19–27 ; the Liquidity Risk Management discussion on pages 71–75; and Notes 3 and 17 on pages 86–97 and page 152, respectively, of this Form 10-Q. For more information on wholesale client deposits, refer to the AM, CB and CIB segment discussions on pages 34–36, pages 32–33 and pages 28–31, respectively, of this Form 10-Q.

Federal funds purchased and securities loaned or sold under repurchase agreements
The increase in securities sold under repurchase agreements was predominantly due to higher financing of the Firm’s trading assets-debt and equity instruments, and a change in the mix of the Firm’s funding sources. For additional information on the Firm’s Liquidity Risk Management, see pages 71–75 of this Form 10-Q.
Accounts payable and other liabilities
The increase was attributable to higher brokerage payables, higher payables from security purchases that did not settle, and client short positions in CIB, partly offset by a decline in other liabilities in Corporate/Private Equity, largely reflecting settlements of certain legal and regulatory matters.
Long-term debt
The increase was due to net issuances. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 71–75 of this Form 10-Q.
Stockholders’ equity
The increase was due to net income; preferred stock issuances in the first quarter of 2014; and higher accumulated other comprehensive income, primarily related to higher market valuations of obligations of U.S. states and municipalities. The increase was partially offset by the declaration of cash dividends on common and preferred stock. For additional information on the Firm’s capital actions, see Capital actions on page 69 of this Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS
JPMorgan Chase is involved with several types of off–balance sheet arrangements, including through nonconsolidated special-purpose entities (“SPEs”), which are a type of variable interest entity (“VIE”), and through lending-related financial instruments (e.g., commitments and guarantees). For further discussion, see Note 21 on pages 155–158 of this Form 10-Q, Off–Balance Sheet Arrangements and Contractual Cash Obligations on pages 77–79 and Note 29 on pages 318–324 of JPMorgan Chase’s 2013 Annual Report.
Special-purpose entities
The most common type of VIE is an SPE. SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees. For further information on the types of SPEs, see Note 15 on pages 141–147 of this Form 10-Q, and Note 1 on pages 189–191 and Note 16 on pages 288–299 of JPMorgan Chase’s 2013 Annual Report.
Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, JPMorgan Chase Bank, N.A., could be required to provide funding if its short-term credit rating were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. These liquidity commitments support the issuance of asset-backed commercial paper by Firm-administered consolidated SPEs. In prior periods JPMorgan Chase Bank, N.A. also provided liquidity commitments to third-party sponsored unconsolidated SPEs. In the event of a short-term credit rating downgrade, JPMorgan Chase Bank, N.A., absent other solutions, would be required to provide funding to the SPE, if the commercial paper could not be reissued as it matured. The aggregate amounts of commercial paper outstanding held by third parties as of March 31, 2014, and December 31, 2013, was $12.0 billion and $15.5 billion, respectively. The aggregate amounts of commercial paper outstanding could increase in future periods should clients of the Firm-administered consolidated SPEs draw down on certain unfunded lending-related commitments. These unfunded lending-related commitments were $10.3 billion and $9.2 billion at March 31, 2014, and December 31, 2013, respectively. The Firm could facilitate the refinancing of some of the clients’ assets in order to reduce the funding obligation.

Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related financial instruments, guarantees and other commitments, and the Firm’s accounting for them, see Lending-related commitments on page 52 and Note 21 (including the table that presents the related amounts by contractual maturity as of March 31, 2014) on pages 155–158 of this Form 10-Q. For a discussion of loan repurchase liabilities, see Note 21 on pages 155–158 of this Form 10-Q.

CASH FLOWS ANALYSIS
For a discussion of the activities affecting the Firm’s cash flows, see pages 80–81 of JPMorgan Chase’s 2013 Annual Report and Balance Sheet Analysis on pages 12–13 of this Form 10-Q.

(in millions)	Three months ended March 31,
	2014	2013
Net cash provided by (used in)
Operating activities	$14,667	$19,964
Investing activities	(68,410)	(55,455)
Financing activities	40,318	28,180
Effect of exchange rate changes on Cash	(25)	(888)
Net increase (decrease) in cash and due from banks	$(13,450)	$(8,199)

Operating Activities
Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by client-driven and risk management activities, and market conditions. The Firm believes cash flows from operations, available cash balances and its ability to generate cash through short- and long-term borrowings are sufficient to fund the Firms’ operating liquidity needs.
Cash provided by operating activities during 2014 predominantly resulted from a decrease in other assets largely driven by lower cash margin balances placed with exchanges and clearing houses and higher proceeds from sales and paydowns of loans in excess of the cash used to originate and purchase loans the Firm initially intended to sell. Cash provided for 2013 predominantly resulted from lower trading assets driven by client-driven market-making activity in CIB, partially offset by an increase in accounts receivables due to higher margin loan balances driven by client activities predominantly in CIB; and the timing of merchant receivables payments related to CCB’s card business.
Investing Activities
Cash used in investing activities during 2014 and 2013 predominantly resulted from increases in deposits with banks reflecting the placement of the Firm’s excess funds with various central banks, predominantly Federal Reserve banks. Cash outflows in 2014 predominantly resulted from higher securities purchased under resale agreements due to increased requirements for collateral to cover trading activities in CIB. Partially offsetting cash outflows in 2013 was a decline in securities purchased due to a shift in the deployment of the Firm’s excess cash by Treasury.

Financing Activities
Cash provided by financing activities in 2014 predominantly resulted from an increase in securities loaned or sold under repurchase agreements due to higher financing of the Firm’s trading assets–debt and equity instruments and a change in the mix of the Firm’s funding sources, as well as from proceeds from the issuance of preferred stock. Cash provided in 2013 was predominantly driven by net proceeds from long-term borrowings and an increase in securities loaned or sold under repurchase agreements predominantly due to higher secured financing of the Firm’s assets and higher client financing activity.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its consolidated financial statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”); these financial statements appear on pages 80–84 of this Form 10-Q. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year-to-year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended March 31,
	2014			2013
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$391	$644	$1,035	$536	$564	$1,100
Total noninterest revenue	12,326	644	12,970	14,189	564	14,753
Net interest income	10,667	226	10,893	10,933	162	11,095
Total net revenue	22,993	870	23,863	25,122	726	25,848
Pre-provision profit	8,357	870	9,227	9,699	726	10,425
Income before income tax expense	7,507	870	8,377	9,082	726	9,808
Income tax expense	$2,233	$870	$3,103	$2,553	$726	$3,279
Overhead ratio	64%	NM	61%	61%	NM	60%

(a)	Predominantly recognized in CIB and CB business segments and Corporate/Private Equity.
Tangible common equity (“TCE”), ROTCE and TBVPS are each non-GAAP financial measures. TCE represents the Firm’s common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less goodwill and identifiable intangible assets (other than MSRs), net of related deferred tax liabilities. ROTCE measures the Firm’s earnings as a percentage of average TCE. TBVPS represents the Firm’s tangible common equity divided by period-end common shares. TCE, ROTCE, and TBVPS are meaningful to the Firm, as well as investors and analysts, in assessing the Firm’s use of equity.

Average tangible common equity
(in millions, except per share and ratio data)	Three months ended March 31,
	2014	2013
Common stockholders’ equity	$201,797	$194,733
Less: Goodwill	48,054	48,168
Less: Certain identifiable intangible assets	1,548	2,162
Add: Deferred tax liabilities(a)	2,944	2,828
Tangible common equity	$155,139	$147,231

Return on tangible common equity (“ROTCE”)	13%	17%
Tangible book value per share	$41.73	$39.54

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in non-taxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

Additionally, certain capital ratios disclosed by the Firm are non-GAAP measures. For additional information on these non-GAAP measures, see Regulatory capital on pages 63–68 of this Form 10-Q.
Core net interest income
In addition to reviewing net interest income on a managed basis, management also reviews core net interest income to assess the performance of its core lending, investing (including asset-liability management) and deposit-raising activities. Core net interest income excludes the impact of CIB’s market-based activities. Because of the exclusion of CIB’s market-based net interest income and the related assets, the core data presented below are non-GAAP financial measures. Management believes this data provides investors and analysts a more meaningful measure by which to analyze the non-market-related business trends of the Firm and provides a comparable measure to other financial institutions that are primarily focused on core lending, investing and deposit-raising activities.

Core net interest income data(a)
	Three months ended March 31,
(in millions, except rates)	2014	2013	Change
Net interest income – managed basis(b)(c)	$10,893	$11,095	(2)%
Less: Market-based net interest income	1,056	1,432	(26)
Core net interest income(b)	$9,837	$9,663	2

Average interest-earning assets	$2,005,646	$1,896,084	6
Less: Average market-based earning assets	507,499	508,941	—
Core average interest-earning assets	$1,498,147	$1,387,143	8%
Net interest yield on interest-earning assets – managed basis	2.20%	2.37%
Net interest yield on market-based activities	0.84	1.14
Core net interest yield on core average interest-earning assets	2.66%	2.83%

(a)
Includes core lending, investing and deposit-raising activities on a managed basis across each of the business segments and Corporate/Private Equity; excludes the market-based activities within the CIB.

(b)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(c)	For a reconciliation of net interest income on a reported and managed basis, see reconciliation from the Firm’s reported U.S. GAAP results to managed basis on page 16 of this Form 10-Q.
Quarterly results
Core net interest income increased by $174 million to $9.8 billion for the three months ended March 31, 2014, compared with the prior year period and core average interest-earning assets increased by $111.0 billion to $1,498.1 billion for the three months ended March 31, 2014, compared with the prior year period. The increase in net interest income from the prior year primarily reflected the impact of higher investment securities yields, lower long-term debt and deposit expense, largely offset by lower loan yields due to run-off of higher yielding loans and originations of lower yielding loans. The aforementioned lower long-term debt and deposit interest expense were, in each case, driven by lower yields, partly offset by higher average balances. The increase in average interest-earning assets primarily reflected the impact of higher average deposits with banks. For the three months ended March 31, 2014, core net interest yield decreased by 17 basis points to 2.66%, compared with the prior year period, primarily reflecting the impact of a significant increase in average deposits with banks and lower loan yields, partially offset by the impact of higher investment securities yields and lower long-term debt yields.

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

For a further discussion of those methodologies, see Business Segment Results – Description of business segment reporting methodology on pages 84–85 of JPMorgan Chase’s 2013 Annual Report.
Business segment capital allocation changes
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, regulatory capital requirements (as estimated under Basel III Advanced Fully Phased-In) and economic risk measures. The amount of capital assigned to each business is referred to as equity. Effective January 1, 2014, the Firm revised the capital allocated to certain businesses. For further information about these capital changes, see Line of business equity on pages 68–69 of this Form 10-Q.

Segment Results – Managed Basis
The following table summarizes the business segment results for the periods indicated.

Three months ended March 31,	Total net revenue			Total Noninterest expense			Pre-provision profit/(loss)
(in millions)	2014	2013	Change	2014	2013	Change	2014	2013	Change
Consumer & Community Banking	$10,460	$11,615	(10)%	$6,437	$6,790	(5)%	$4,023	$4,825	(17)%
Corporate & Investment Bank	8,606	10,140	(15)	5,604	6,111	(8)	3,002	4,029	(25)
Commercial Banking	1,651	1,673	(1)	686	644	7	965	1,029	(6)
Asset Management	2,778	2,653	5	2,075	1,876	11	703	777	(10)
Corporate/Private Equity	368	(233)	NM	(166)	2	NM	534	(235)	NM
Total	$23,863	$25,848	(8)%	$14,636	$15,423	(5)%	$9,227	$10,425	(11)%

Three months ended March 31,	Provision for credit losses			Net income/(loss)			Return on common equity
(in millions, except ratios)	2014	2013	Change	2014	2013	Change	2014	2013
Consumer & Community Banking	$816	$549	49%	$1,936	$2,586	(25)%	15%	23%
Corporate & Investment Bank	49	11	345	1,979	2,610	(24)	13	19
Commercial Banking	5	39	(87)	578	596	(3)	17	18
Asset Management	(9)	21	NM	441	487	(9)	20	22
Corporate/Private Equity	(11)	(3)	(267)	340	250	36	NM	NM
Total	$850	$617	38%	$5,274	$6,529	(19)%	10%	13%

CONSUMER & COMMUNITY BANKING
For a discussion of the business profile of CCB, see pages 86–97 of JPMorgan Chase’s 2013 Annual Report and the Introduction on page 4 of this Form 10-Q.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2014	2013	Change
Revenue
Lending- and deposit-related fees	$703	$723	(3)%
Asset management, administration and commissions	503	533	(6)
Mortgage fees and related income	514	1,450	(65)
Card income	1,348	1,362	(1)
All other income	366	338	8
Noninterest revenue	3,434	4,406	(22)
Net interest income	7,026	7,209	(3)
Total net revenue	10,460	11,615	(10)

Provision for credit losses	816	549	49

Noninterest expense
Compensation expense	2,739	3,006	(9)
Noncompensation expense	3,604	3,676	(2)
Amortization of intangibles	94	108	(13)
Total noninterest expense	6,437	6,790	(5)
Income before income tax expense	3,207	4,276	(25)
Income tax expense	1,271	1,690	(25)
Net income	$1,936	$2,586	(25)%

Financial ratios
Return on common equity	15%	23%
Overhead ratio	62	58
Quarterly results
Consumer & Community Banking net income was $1.9 billion, a decrease of $650 million, or 25%, compared with the prior year, due to lower net revenue and higher provision for credit losses, partially offset by lower noninterest expense.
Net revenue was $10.5 billion, a decrease of $1.2 billion, or 10%, compared with the prior year. Net interest income was $7.0 billion, down $183 million, or 3%, driven by spread compression in Credit Card, Auto and Consumer & Business Banking, and by lower mortgage warehouse balances, largely offset by higher deposit balances. Noninterest revenue was $3.4 billion, a decrease of $972 million, or 22%, driven by lower mortgage fees and related income.
The provision for credit losses was $816 million, compared with $549 million in the prior year. The current-quarter provision reflected a $450 million reduction in the allowance for loan losses and total net charge-offs of $1.3 billion. The prior-year provision reflected a $1.2 billion reduction in the allowance for loan losses and total net charge-offs of $1.7 billion. For more information, including net charge-off amounts and rates, see Consumer Credit Portfolio on pages 41–47 of this Form 10-Q.
Noninterest expense was $6.4 billion, a decrease of $353 million, or 5%, from the prior year, driven by lower Mortgage Banking expense.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2014	2013	Change
Selected balance sheet data (period-end)
Total assets	$441,502	$458,902	(4)%
Loans:
Loans retained	386,314	393,575	(2)
Loans held-for-sale and loans at fair value(a)	7,411	16,277	(54)
Total loans	393,725	409,852	(4)
Deposits	487,674	457,176	7
Equity(b)	51,000	46,000	11
Selected balance sheet data (average)
Total assets	$450,424	$463,527	(3)
Loans:
Loans retained	388,678	397,118	(2)
Loans held-for-sale and loans at fair value(a)	8,102	21,181	(62)
Total loans	396,780	418,299	(5)
Deposits	471,581	441,335	7
Equity(b)	51,000	46,000	11

Headcount	145,651	161,123	(10)%

(a)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets.

(b)	2014 includes $3.0 billion of capital held at the CCB level related to legacy mortgage servicing matters.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios and where otherwise noted)	2014	2013	Change
Credit data and quality statistics
Net charge-offs(a)	$1,266	$1,699	(25)%
Nonaccrual loans:
Nonaccrual loans retained	7,301	8,996	(19)
Nonaccrual loans held-for-sale and loans at fair value	39	42	(7)
Total nonaccrual loans(b)(c)(d)	7,340	9,038	(19)
Nonperforming assets(b)(c)(d)	7,971	9,708	(18)
Allowance for loan losses(a)	11,686	16,599	(30)
Net charge-off rate(a)(e)	1.32%	1.74%
Net charge-off rate, excluding PCI loans(e)	1.53	2.04
Allowance for loan losses to period-end loans retained	3.03	4.22
Allowance for loan losses to period-end loans retained, excluding PCI loans(f)	2.27	3.25
Allowance for loan losses to nonaccrual loans retained, excluding credit card(b)(f)	55	65
Nonaccrual loans to total period-end loans, excluding credit card	2.70	3.14
Nonaccrual loans to total period-end loans, excluding credit card and PCI loans(b)	3.33	3.94
Business metrics
Number of:
Branches	5,632	5,632	—
ATMs(g)	20,370	19,418	5
Active online customers (in thousands)	35,038	32,281	9
Active mobile customers (in thousands)	16,405	13,263	24%

(a)
Net charge-offs and the net charge-off rate for the three months ended March 31, 2014 excluded $61 million of write-offs in the PCI portfolio. These write-offs decreased the allowance for loan losses for PCI loans. For further information, see Consumer Credit Portfolio on pages 120–129 of JPMorgan Chase’s 2013 Annual Report.

(b)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(c)	Certain mortgage loans originated with the intent to sell are classified as trading assets on the Consolidated Balance Sheets.

(d)
At March 31, 2014 and 2013, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.7 billion and $10.9 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $2.1 billion and $1.7 billion, respectively; and (3) student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) of $387 million and $523 million, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the net charge-off rate.

(f)	The allowance for loan losses for PCI loans was $4.1 billion and $5.7 billion at March 31, 2014 and 2013, respectively; these amounts were also excluded from the applicable ratios.

(g)	Includes Express Banking Kiosks (“EBK”). Prior periods were revised to conform with the current presentation.
Consumer & Business Banking

Selected financial statement data(a)
	As of or for the three months ended March 31,
(in millions, except ratios)	2014	2013	Change
Revenue
Lending- and deposit-related fees	$691	$711	(3)%
Asset management, administration and commissions	483	426	13
Card income	376	349	8
All other income	122	119	3
Noninterest revenue	1,672	1,605	4
Net interest income	2,708	2,572	5
Total net revenue	4,380	4,177	5

Provision for credit losses	76	61	25

Noninterest expense	3,065	3,041	1
Income before income tax expense	1,239	1,075	15
Net income	$740	$641	15

Return on common equity	27%	24%
Overhead ratio	70	73
Equity (period-end and average)	$11,000	$11,000	—

Quarterly results
Consumer & Business Banking net income was $740 million, an increase of $99 million, or 15%, compared with the prior year, due to higher net revenue, partially offset by higher noninterest expense and higher provision for credit losses.
Net revenue was $4.4 billion, up 5% compared with the prior year. Net interest income was $2.7 billion, up 5% compared with the prior year, driven by higher deposit balances, partially offset by deposit spread compression. Noninterest revenue was $1.7 billion, an increase of 4%, driven by higher investment revenue, reflecting record client investment assets.
Noninterest expense was $3.1 billion, up 1% from the prior year.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios and where otherwise noted)	2014	2013	Change
Business metrics
Business banking origination volume	$1,504	$1,234	22%
Period-end loans	19,589	18,739	5
Period-end deposits:
Checking	199,717	180,326	11
Savings	250,292	227,162	10
Time and other	25,092	30,431	(18)
Total period-end deposits	475,101	437,919	8
Average loans	19,450	18,711	4
Average deposits:
Checking	189,487	168,697	12
Savings	243,500	221,394	10
Time and other	25,478	31,029	(18)
Total average deposits	458,465	421,120	9
Deposit margin	2.27%	2.36%
Average assets	$38,121	$36,302	5
Credit data and quality statistics
Net charge-offs	$76	$61	25
Net charge-off rate	1.58%	1.32%
Allowance for loan losses	$707	$698	1
Nonperforming assets	365	465	(22)
Retail branch business metrics
Net new investment assets	$4,241	$4,932	(14)
Client investment assets	195,706	168,527	16
% managed accounts	37%	31%
Number of:
Chase Private Client locations	2,244	1,392	61
Personal bankers	22,654	23,130	(2)
Sales specialists	4,817	6,102	(21)
Client advisors	3,062	2,998	2
Chase Private Clients	239,665	134,206	79
Accounts (in thousands)(a)	29,819	28,530	5
Households (in millions)	25.2	24.4	3%

(a)	Includes checking accounts and Chase Liquid® cards.

Mortgage Banking

Selected financial statement data
	As of or for the three months ended March 31,
(in millions, except ratios)	2014	2013	Change
Revenue
Mortgage fees and related income	$514	$1,450	(65)%
All other income	(3)	93	NM
Noninterest revenue	511	1,543	(67)
Net interest income	1,058	1,175	(10)
Total net revenue	1,569	2,718	(42)

Provision for credit losses	(23)	(198)	88

Noninterest expense	1,403	1,806	(22)
Income before income tax expense	189	1,110	(83)
Net income	$114	$673	(83)

Return on common equity	3%	14%
Overhead ratio	89	66
Equity (period-end and average)	$18,000	$19,500	(8)%
Quarterly results
Mortgage Banking net income was $114 million, a decrease of $559 million from the prior year, driven by lower net revenue and lower benefit from the provision for credit losses, partially offset by lower noninterest expense.
Net revenue was $1.6 billion, a decrease of $1.1 billion compared with the prior year. Net interest income was $1.1 billion, a decrease of $117 million, or 10%, driven by lower warehouse balances as well as lower loan balances due to portfolio runoff. Noninterest revenue was $511 million, a decrease of $1.0 billion, driven by lower mortgage fees and related income.
The provision for credit losses was a benefit of $23 million, compared with a benefit of $198 million in the prior year. The current quarter reflected a $200 million reduction in the allowance for loan losses, reflecting continued improvement in home prices and delinquencies. The prior year included a $650 million reduction in the allowance for loan losses. Net charge-offs were $177 million, compared with $452 million in the prior year.
Noninterest expense was $1.4 billion, a decrease of $403 million, or 22%, from the prior year, due to lower headcount-related expense in production and servicing.

Functional results
	Three months ended March 31,
(in millions, except ratios)	2014	2013	Change
Mortgage Production
Production revenue	$161	$995	(84)%
Production-related net interest & other income	131	223	(41)
Production-related revenue, excluding repurchase (losses)/benefits	292	1,218	(76)
Production expense(a)	478	710	(33)
Income, excluding repurchase (losses)/benefits	(186)	508	NM
Repurchase (losses)/benefits	128	(81)	NM
Income/(loss) before income tax expense/(benefit)	(58)	427	NM

Mortgage Servicing
Loan servicing revenue	870	936	(7)
Servicing-related net interest & other income	88	100	(12)
Servicing-related revenue	958	1,036	(8)
Changes in MSR asset fair value due to collection/realization of expected cash flows	(245)	(258)	5
Default servicing expense	364	497	(27)
Core servicing expense(a)	218	240	(9)
Income, excluding MSR risk management	131	41	220
MSR risk management, including related net interest income/(expense)	(401)	(142)	(182)
Income/(loss) before income tax expense/(benefit)	(270)	(101)	(167)

Real Estate Portfolios
Noninterest revenue	(45)	(17)	(165)
Net interest income	882	962	(8)
Total net revenue	837	945	(11)

Provision for credit losses	(26)	(202)	87

Noninterest expense	346	363	(5)
Income before income tax expense	517	784	(34)
Mortgage Banking income before income tax expense	$189	$1,110	(83)
Mortgage Banking net income	$114	$673	(83)%

Overhead ratios
Mortgage Production	113%	62%
Mortgage Servicing	186	116
Real Estate Portfolios	41	38

(a)	Includes provision for credit losses.

Selected income statement data
	Three months ended March 31,
(in millions)	2014	2013	Change
Supplemental mortgage fees and related income details
Net production revenue:
Production revenue	$161	$995	(84)%
Repurchase (losses)/benefits	128	(81)	NM
Net production revenue	289	914	(68)
Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	870	936	(7)
Changes in MSR asset fair value due to collection/realization of expected cash flows	(245)	(258)	5
Total operating revenue	625	678	(8)
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(362)	546	NM
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(460)	(237)	(94)
Changes in derivative fair value and other	422	(451)	NM
Total risk management	(400)	(142)	(182)
Total net mortgage servicing revenue	225	536	(58)
Mortgage fees and related income	$514	$1,450	(65)%

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

Quarterly results
Mortgage Production pretax loss was $58 million, a decrease of $485 million from the prior year, reflecting lower revenue, partially offset by lower expense and lower repurchase losses. Mortgage production-related revenue, excluding repurchase losses, was $292 million, a decrease of $926 million, from the prior year, largely reflecting lower volumes due to higher levels of mortgage interest rates. Production expense was $478 million, a decrease of $232 million from the prior year, predominantly due to lower headcount-related expense. Repurchase losses for the current quarter reflected a benefit of $128 million, compared with losses of $81 million in the prior year.

Mortgage Servicing pretax loss was $270 million, compared with a pretax loss of $101 million in the prior year, reflecting a higher MSR risk management loss, largely offset by lower expenses. Mortgage net servicing-related revenue was $713 million, a decrease of $65 million from the prior year. MSR risk management was a loss of $401 million, which includes a negative $460 million fair value adjustment primarily related to higher capital allocated to the business, compared with a MSR risk management loss of $142 million in the prior year. See Note 16 on pages 148–151 of this Form 10-Q for further information regarding changes in value of the MSR asset and related hedges. Servicing expense was $582 million, a decrease of $155 million from the prior year, reflecting lower headcount-related expense.
Real Estate Portfolios pretax income was $517 million, down $267 million from the prior year, due to a lower benefit from the provision for credit losses and lower net revenue. Net revenue was $837 million, a decrease of $108 million, or 11%, from the prior year. This decrease was largely due to lower net interest income resulting from lower loan balances due to portfolio runoff. The provision for credit losses was a benefit of $26 million, compared with a benefit of $202 million in the prior year. The current-quarter provision reflected a $200 million reduction in the non credit-impaired allowance for loan losses, reflecting continued improvement in home prices and delinquencies. The prior-year provision included a $650 million reduction in the allowance for loan losses from the non credit-impaired allowance. Net charge-offs were $174 million, compared with $448 million in the prior year. See Consumer Credit Portfolio on pages 41–47 of this Form 10-Q for the net charge-off amounts and rates. Noninterest expense was $346 million, a decrease of $17 million, or 5%, compared with the prior year, driven by lower foreclosed asset expense, partially offset by higher professional fees.

Mortgage Production and Mortgage Servicing
Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios)	2014	2013	Change
Selected balance sheet data
Period-end loans:
Prime mortgage, including option ARMs(a)	$15,290	$17,257	(11)%
Loans held-for-sale and loans at fair value(b)	7,107	16,277	(56)
Average loans:
Prime mortgage, including option ARMs(a)	15,391	17,554	(12)
Loans held-for-sale and loans at fair value(b)	7,787	21,181	(63)
Average assets	45,890	64,218	(29)
Repurchase liability (period-end)	534	2,430	(78)
Credit data and quality statistics
Net charge-offs:
Prime mortgage, including option ARMs	3	4	(25)
Net charge-off rate:
Prime mortgage, including option ARMs	0.08%	0.09%
30+ day delinquency rate(c)	2.34	3.04
Nonperforming assets(d)	$539	$643	(16)%

(a)	Predominantly represents prime mortgage loans repurchased from Government National Mortgage Association (“Ginnie Mae”) pools, which are insured by U.S. government agencies.

(b)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets.

(c)
At March 31, 2014 and 2013, excluded mortgage loans insured by U.S. government agencies of $8.8 billion and $11.9 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee. For further discussion, see Note 13 on pages 119–139 of this Form 10-Q which summarizes loan delinquency information.

(d)
At March 31, 2014 and 2013, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.7 billion and $10.9 billion, respectively, that are 90 or more days past due; and (2) real estate owned insured by U.S. government agencies of $2.1 billion and $1.7 billion, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. For further discussion, see Note 13 on pages 119–139 of this Form 10-Q which summarizes loan delinquency information.

Selected metrics
	As of or for the three months ended March 31,
(in billions, except ratios)	2014		2013		Change
Business metrics
Mortgage origination volume by channel
Retail	$6.7		$26.2		(74)%
Correspondent(a)	10.3		26.5		(61)
Total mortgage origination volume(b)	$17.0		$52.7		(68)
Mortgage application volume by channel
Retail	$14.6		$34.7		(58)
Correspondent(a)	$11.5		25.8		(55)
Total mortgage application volume	$26.1		$60.5		(57)
Third-party mortgage loans serviced (period-end)	$803.1		$849.2		(5)
Third-party mortgage loans serviced (average)	809.3		854.3		(5)
MSR carrying value (period-end)	8.5		7.9		8%
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	1.06%		0.93%
Ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average)	0.37		0.42
MSR revenue multiple(c)	2.86	x	2.21	x

(a)
Includes rural housing loans sourced through correspondents, and prior to November 2013, through both brokers and correspondents, which are underwritten and closed with pre-funding loan approval from the U.S. Department of Agriculture Rural Development, which acts as the guarantor in the transaction.

(b)	Firmwide mortgage origination volume was $18.2 billion and $55.1 billion for the three months ended March 31, 2014 and 2013, respectively.

(c)
Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

Real Estate Portfolios
Selected metrics
	As of or for the three months ended March 31,
(in millions)	2014	2013	Change
Loans, excluding PCI
Period-end loans owned:
Home equity	$56,131	$64,798	(13)%
Prime mortgage, including option ARMs	51,520	41,997	23
Subprime mortgage	6,869	8,003	(14)
Other	529	604	(12)
Total period-end loans owned	$115,049	$115,402	—
Average loans owned:
Home equity	$57,015	$66,133	(14)
Prime mortgage, including option ARMs	50,735	41,808	21
Subprime mortgage	7,007	8,140	(14)
Other	540	619	(13)
Total average loans owned	$115,297	$116,700	(1)
PCI loans
Period-end loans owned:
Home equity	$18,525	$20,525	(10)
Prime mortgage	11,658	13,366	(13)
Subprime mortgage	4,062	4,561	(11)
Option ARMs	17,361	19,985	(13)
Total period-end loans owned	$51,606	$58,437	(12)
Average loans owned:
Home equity	$18,719	$20,745	(10)
Prime mortgage	11,870	13,524	(12)
Subprime mortgage	4,128	4,589	(10)
Option ARMs	17,687	20,227	(13)
Total average loans owned	$52,404	$59,085	(11)
Total Real Estate Portfolios
Period-end loans owned:
Home equity	$74,656	$85,323	(13)
Prime mortgage, including option ARMs	80,539	75,348	7
Subprime mortgage	10,931	12,564	(13)
Other	529	604	(12)
Total period-end loans owned	$166,655	$173,839	(4)
Average loans owned:
Home equity	$75,734	$86,878	(13)
Prime mortgage, including option ARMs	80,292	75,559	6
Subprime mortgage	11,135	12,729	(13)
Other	540	619	(13)
Total average loans owned	$167,701	$175,785	(5)
Average assets	$164,642	$166,373	(1)
Home equity origination volume	655	402	63%

Credit data and quality statistics
	As of or for the three months ended March 31,
(in millions, except ratios)	2014	2013	Change
Net charge-offs/(recoveries), excluding PCI loans:(a)
Home equity	$166	$333	(50)%
Prime mortgage, including option ARMs	(7)	44	NM
Subprime mortgage	13	67	(81)
Other	2	4	(50)
Total net charge-offs/(recoveries), excluding PCI loans	$174	$448	(61)
Net charge-off/(recovery) rate, excluding PCI loans:
Home equity	1.18%	2.04%
Prime mortgage, including option ARMs	(0.06)	0.43
Subprime mortgage	0.75	3.34
Other	1.50	2.62
Total net charge-off/(recovery) rate, excluding PCI loans	0.61	1.56
Net charge-off/(recovery) rate – reported:(a)
Home equity	0.89%	1.55%
Prime mortgage, including option ARMs	(0.04)	0.24
Subprime mortgage	0.47	2.13
Other	1.50	2.62
Total net charge-off/(recovery) rate – reported	0.42	1.03
30+ day delinquency rate, excluding PCI loans(b)	3.33%	4.61%
Allowance for loan losses, excluding PCI loans	$2,368	$4,218	(44)
Allowance for PCI loans(a)	4,097	5,711	(28)
Allowance for loan losses	$6,465	$9,929	(35)
Nonperforming assets(c)	6,796	8,349	(19)%
Allowance for loan losses to period-end loans retained	3.88%	5.71%
Allowance for loan losses to period-end loans retained, excluding PCI loans	2.06	3.66

(a)
Net charge-offs and the net charge-off rate for the three months ended March 31, 2014 excluded $61 million of write-offs in the PCI portfolio. These write-offs decreased the allowance for loan losses for PCI loans. For further information, see Consumer Credit Portfolio on pages 120–129 of JPMorgan Chase’s 2013 Annual Report.

(b)	The 30+ day delinquency rate for PCI loans was 14.34% and 19.26% at March 31, 2014 and 2013, respectively.

(c)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

Mortgage servicing-related matters
The financial crisis resulted in unprecedented levels of delinquencies and defaults of 1-4 family residential real estate loans. Such loans required varying degrees of loss mitigation activities. Foreclosure is usually a last resort, and accordingly, the Firm has made, and continues to make, significant efforts to help borrowers remain in their homes.
The Firm has entered into various Consent Orders and settlements with federal and state governmental agencies and private parties related to mortgage servicing, origination, and residential mortgage-backed securities activities. These include the settlement in February 2012 by the Firm and several other mortgage servicers with the U.S. Department of Justice, U.S. Department of Housing and Urban Development, the Consumer Financial Protection Bureau and other federal and state government agencies (the “National Mortgage Settlement”). The requirements of these Consent Orders and settlements vary, but in the aggregate, include cash compensatory payments (in addition to fines) and/or “borrower relief,” including principal reductions, refinancing, short sale assistance, and other specified types of borrower relief. Other obligations required under Consent Orders and settlements, as well as under new regulatory requirements, include enhanced mortgage servicing and foreclosure standards and processes. The Firm has satisfied or is committed to satisfying these obligations within the mandated timeframes.
The mortgage servicing Consent Orders are subject to ongoing oversight by the Mortgage Compliance Committee of the Firm’s Board of Directors. In addition, certain of the Consent Orders and settlements are the subject of ongoing reporting to various regulators, as well as the Office of Mortgage Settlement Oversight (“OMSO”), an independent overseer established under the National Mortgage Settlement.
On March 18, 2014, the OMSO announced it had validated the Firm’s completion of the borrower relief portion of the National Mortgage Settlement. The Firm previously reported completion of the cash compensatory payments under the National Mortgage Settlement. The OMSO will continue to oversee the Firm’s compliance with the enhanced mortgage servicing and foreclosure standards through the third quarter of 2015. The Firm also reported to the Federal Reserve and the OCC that the civil money penalties under the mortgage servicing Consent Orders had been fulfilled by the borrower relief completed, and validated by the OMSO, under the National Mortgage Settlement.
For further information on these settlements and Consent Orders, see Note 2 and Note 31 on pages 192–194 and pages 326–332, respectively, of JPMorgan Chase’s 2013 Annual Report.

Card, Merchant Services & Auto

Selected financial statement data
	As of or for the three months ended March 31,
(in millions, except ratios)	2014	2013	Change
Revenue
Card income	$972	$1,013	(4)%
All other income	279	245	14
Noninterest revenue	1,251	1,258	(1)
Net interest income	3,260	3,462	(6)
Total net revenue	4,511	4,720	(4)

Provision for credit losses	763	686	11

Noninterest expense	1,969	1,943	1
Income before income tax expense	1,779	2,091	(15)
Net income	$1,082	$1,272	(15)

Return on common equity	23%	33%
Overhead ratio	44	41
Equity (period-end and average)	$19,000	$15,500	23%
Quarterly results
Card, Merchant Services & Auto net income was $1.1 billion, a decrease of $190 million, or 15%, compared with the prior year, driven by lower net revenue and higher provision for credit losses.
Net revenue was $4.5 billion, down $209 million, or 4%, compared with the prior year. Net interest income was $3.3 billion, down $202 million compared with the prior year, predominantly driven by spread compression in Credit Card and Auto. Noninterest revenue was $1.3 billion, down 1% from the prior year.
The provision for credit losses was $763 million, compared with $686 million in the prior year. The current-quarter provision reflected lower net charge-offs and a $250 million reduction in the allowance for loan losses. The reduction in the allowance for loan losses is primarily related to a decrease in the asset-specific allowance resulting from increased granularity of the impairment estimates related to credit card loans modified in TDRs. The prior-year provision included a $500 million reduction in the allowance for loan losses. The Credit Card net charge-off rate was 2.93%, down from 3.55% in the prior year; the 30+ day delinquency rate was 1.61%, down from 1.94% in the prior year. The Auto net charge-off rate was 0.32%, flat versus the prior year.
Noninterest expense was $2.0 billion, up $26 million, or 1% from the prior year.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios and where otherwise noted)	2014	2013	Change
Selected balance sheet data (period-end)
Loans:
Credit Card	$121,816	$121,865	—
Auto	52,952	50,552	5
Student	10,316	11,323	(9)
Total loans	$185,084	$183,740	1
Selected balance sheet data (average)
Total assets	$201,771	$196,634	3
Loans:
Credit Card	123,261	123,564	—
Auto	52,741	50,045	5
Student	10,449	11,459	(9)
Total loans	$186,451	$185,068	1
Business metrics
Credit Card, excluding Commercial Card
Sales volume (in billions)	$104.5	$94.7	10
New accounts opened	2.1	1.7	24
Open accounts	65.5	64.7	1
Accounts with sales activity	31.0	29.4	5
% of accounts acquired online	51%	52%
Merchant Services (Chase Paymentech Solutions)
Merchant processing volume (in billions)	$195.4	$175.8	11
Total transactions (in billions)	9.1	8.3	10
Auto
Origination volume (in billions)	$6.7	$6.5	3%

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios)	2014	2013	Change
Credit data and quality statistics
Net charge-offs:
Credit Card	$888	$1,082	(18)
Auto	41	40	3
Student	84	64	31
Total net charge-offs	$1,013	$1,186	(15)
Net charge-off rate:
Credit Card(a)	2.93%	3.55%
Auto	0.32	0.32
Student	3.26	2.27
Total net charge-off rate	2.21	2.60
Delinquency rates
30+ day delinquency rate:
Credit Card(b)	1.61	1.94
Auto	0.92	0.92
Student(c)	2.75	2.06
Total 30+ day delinquency rate	1.47	1.67
90+ day delinquency rate – Credit Card(b)	0.80	0.97
Nonperforming assets(d)	$271	$251	8
Allowance for loan losses:
Credit Card	$3,591	$4,998	(28)
Auto & Student	903	954	(5)
Total allowance for loan losses	$4,494	$5,952	(24)%
Allowance for loan losses to period-end loans:
Credit Card(b)	2.96%	4.10%
Auto & Student	1.43	1.54
Total allowance for loan losses to period-end loans	2.43	3.24

(a)
Average credit card loans included loans held-for-sale of $315 million for the three months ended March 31, 2014. This amount is excluded when calculating the net charge-off rate. There were no loans held-for-sale for the three months ended March 31, 2013.

(b)
Period-end credit card loans included loans held-for-sale of $304 million at March 31, 2014. This amount was excluded when calculating delinquency rates and the allowance for loan losses to period-end loans. There were no loans held-for-sale at March 31, 2013.

(c)
Excluded student loans insured by U.S. government agencies under the FFELP of $687 million and $881 million at March 31, 2014 and 2013, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(d)
Nonperforming assets excluded student loans insured by U.S. government agencies under the FFELP of $387 million and $523 million at March 31, 2014 and 2013, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

Card Services supplemental information
	Three months ended March 31,
(in millions, except ratios)	2014	2013	Change
Revenue
Noninterest revenue	$884	$938	(6)%
Net interest income	2,829	2,970	(5)
Total net revenue	3,713	3,908	(5)

Provision for credit losses	688	582	18

Noninterest expense	1,465	1,501	(2)
Income before income tax expense	1,560	1,825	(15)
Net income	$952	$1,113	(14)%

Percentage of average loans:
Noninterest revenue	2.91%	3.08%
Net interest income	9.31	9.75
Total net revenue	12.22	12.83

CORPORATE & INVESTMENT BANK
For a discussion of the business profile of CIB, see pages 98–102 of JPMorgan Chase’s 2013 Annual Report and the Introduction on page 4 of this Form 10-Q.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2014	2013	Change
Revenue
Investment banking fees	$1,444	$1,433	1%
Principal transactions(a)	2,886	3,961	(27)
Lending- and deposit-related fees	444	473	(6)
Asset management, administration and commissions	1,179	1,167	1
All other income	283	323	(12)
Noninterest revenue	6,236	7,357	(15)
Net interest income	2,370	2,783	(15)
Total net revenue(b)	8,606	10,140	(15)

Provision for credit losses	49	11	345

Noninterest expense
Compensation expense	2,870	3,376	(15)
Noncompensation expense	2,734	2,735	—
Total noninterest expense	5,604	6,111	(8)
Income before income tax expense	2,953	4,018	(27)
Income tax expense	974	1,408	(31)
Net income	$1,979	$2,610	(24)%
Financial ratios
Return on common equity(c)	13%	19%
Overhead ratio(d)	65	60
Compensation expense as a percentage of total net revenue(e)	33	33

(a)	Included FVA (effective fourth quarter 2013) and DVA on OTC derivatives and structured notes, net of associated hedging activity.

(b)
Included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments, as well as tax-exempt income from municipal bond investments of $600 million and $529 million for the three months ended March 31, 2014 and 2013, respectively.

(c)	Return on equity excluding DVA, a non-GAAP financial measure, was 18% for the three months ended March 31, 2013.

(d)	Overhead ratio excluding DVA, a non-GAAP financial measure, was 61% for the three months ended March 31, 2013.

(e)	Compensation expense as a percentage of total net revenue excluding DVA, a non-GAAP financial measure, was 34% for the three months ended March 31, 2013.

Selected income statement data
	Three months ended March 31,
(in millions)	2014	2013	Change
Revenue by business
Advisory	$383	$255	50%
Equity underwriting	353	273	29
Debt underwriting	708	905	(22)
Total investment banking fees	1,444	1,433	1
Treasury Services	1,009	1,044	(3)
Lending	284	498	(43)
Total Banking	2,737	2,975	(8)
Fixed Income Markets	3,760	4,752	(21)
Equity Markets	1,295	1,340	(3)
Securities Services	1,011	974	4
Credit Adjustments & Other(a)	(197)	99	NM
Total Markets & Investor Services	5,869	7,165	(18)
Total net revenue	$8,606	$10,140	(15)%

(a)
Primarily credit portfolio credit valuation adjustments (“CVA”) managed by credit portfolio group, FVA (effective fourth quarter 2013) and DVA on OTC derivatives and structured notes, and nonperforming derivative receivable results. FVA and DVA losses were $(53) million for the three months ended March 31, 2014. DVA gains were $126 million for the three months ended March 31, 2013. Results are presented net of associated hedging activities and includes FVA amounts allocated to Fixed Income Markets and Equity Markets.

Quarterly results
Net income was $2.0 billion, down 24% compared with $2.6 billion in the prior year. These results primarily reflected lower revenue, partially offset by lower noninterest expense. Net revenue was $8.6 billion, down 15% compared with $10.1 billion in the prior year. Excluding the impact of a DVA gain of $126 million in the prior year, net revenue was down 14% from $10.0 billion in the prior year, and net income was down 22% from $2.5 billion in the prior year.

Note: Prior to January 1, 2014, CIB provided several non-GAAP financial measures excluding the impact of implementing the funding valuation adjustment (“FVA”) framework (effective fourth quarter 2013) and DVA on: net revenue, net income, overhead ratio, compensation ratio and return on equity. Beginning in the first quarter 2014, the Firm did not exclude FVA and DVA from its assessment of business performance; however, the Firm continues to present these non-GAAP measures for the periods prior to January 1, 2014, as they reflected how management assessed the underlying business performance of the CIB in those prior periods.

Banking revenue was $2.7 billion, down 8% from the prior year. Investment banking fees were $1.4 billion, up 1% from the prior year. The increase was driven by higher advisory fees of $383 million, up 50% from the prior year due to an increase in the Firm’s wallet share, as well as higher equity underwriting fees of $353 million, up 29% from the prior year on higher industry-wide issuances. These were predominantly offset by lower debt underwriting fees of $708 million, down 22% from the prior year reflecting lower industry wide volumes of high-yield bond underwriting and loan syndications. Treasury Services revenue was $1.0 billion, down 3% compared with the prior year driven by lower trade finance revenue due to lower activity and spreads. Lending revenue was $284 million, a decline from $498 million in the prior year primarily due to lower gains on securities received from restructured loans.
Markets & Investor Services revenue was $5.9 billion, down 18% from the prior year. Fixed Income Markets revenue of $3.8 billion was down 21% from the prior year on weaker performance across most products and lower levels of client activity compared with a stronger prior year. Equity Markets revenue of $1.3 billion was down 3% on lower derivatives revenue. Securities Services revenue was $1.0 billion, up 4% from the prior year primarily driven by higher net interest income on higher deposits and higher asset-based custody fees. Credit Adjustments & Other revenue was a loss of $197 million driven by losses on net credit valuation adjustments (“CVA”) as well as losses, net of hedges, related to FVA/DVA; prior year revenue was a gain of $99 million, mainly driven by DVA.
The provision for credit losses was $49 million, compared with $11 million in the prior year. The ratio of the allowance for loan losses to period-end loans retained was 1.23%, compared with 1.11% in the prior year. Excluding the impact of the consolidation of Firm-administered multi-seller conduits and trade finance loans, the ratio of the allowance for loan losses to period-end loans retained was 2.18%, compared with 2.17% in the prior year.
Noninterest expense was $5.6 billion, down 8% from the prior year, primarily driven by lower performance-based compensation. The compensation ratio was 33%.
Return on equity was 13% on $61.0 billion of average allocated capital.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2014	2013	Change
Selected balance sheet data (period-end)
Assets	$879,992	$872,259	1%
Loans:
Loans retained(a)	96,245	112,005	(14)
Loans held-for-sale and loans at fair value	8,421	5,506	53
Total loans	104,666	117,511	(11)
Equity	61,000	56,500	8
Selected balance sheet data (average)
Assets	$851,469	$870,467	(2)
Trading assets-debt and equity instruments	306,140	342,323	(11)
Trading assets-derivative receivables	64,087	71,111	(10)
Loans:
Loans retained(a)	95,798	106,793	(10)
Loans held-for-sale and loans at fair value	8,086	5,254	54
Total loans	103,884	112,047	(7)
Equity	61,000	56,500	8
Headcount	51,837	51,634	—%

(a)	Loans retained includes credit portfolio loans, trade finance loans, other held-for-investment loans and overdrafts.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios and where otherwise noted)	2014	2013	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$(1)	$19	NM
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)(b)	75	340	(78)%
Nonaccrual loans held-for-sale and loans at fair value	176	259	(32)
Total nonaccrual loans	251	599	(58)
Derivative receivables	392	412	(5)
Assets acquired in loan satisfactions	110	55	100
Total nonperforming assets	753	1,066	(29)
Allowance for credit losses:
Allowance for loan losses	1,187	1,246	(5)
Allowance for lending-related commitments	484	521	(7)
Total allowance for credit losses	1,671	1,767	(5)
Net charge-off/(recovery) rate(a)	—	0.07%
Allowance for loan losses to period-end loans retained(a)	1.23	1.11
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(c)	2.18	2.17
Allowance for loan losses to nonaccrual loans retained(a)(b)	1,583	366
Nonaccrual loans to total period-end loans	0.24	0.51
Business metrics
Assets under custody (“AUC”) by asset class (period-end) in billions:
Fixed Income	$12,401	$11,730	6
Equity	6,998	6,007	16
Other(d)	1,736	1,557	11
Total AUC	$21,135	$19,294	10
Client deposits and other third party liabilities (average)	$412,551	$357,262	15
Trade finance loans (period-end)	32,491	38,985	(17)%

(a)	Loans retained includes credit portfolio loans, trade finance loans, other held-for-investment loans and overdrafts.

(b)	Allowance for loan losses of $13 million and $73 million were held against these nonaccrual loans at March 31, 2014 and 2013, respectively.

(c)
Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

(d)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

Market shares and rankings(a)
	Three months ended March 31, 2014		Full-year 2013
	Market Share	Rankings	Market Share	Rankings
Global investment banking fees(b)	8.2%	#1	8.6%	#1
Debt, equity and equity-related
Global	7.0	1	7.3	1
U.S.	12.3	1	11.9	1
Syndicated loans
Global	12.2	1	9.9	1
U.S.	17.2	1	17.6	1
Long-term debt(c)
Global	7.0	1	7.2	1
U.S.	11.5	1	11.7	1
Equity and equity-related
Global(d)	7.7	3	8.2	2
U.S.	10.8	2	12.1	2
Announced M&A(e)
Global	25.1	3	23.0	2
U.S.	35.5	3	35.9	1

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

(d)	Global equity and equity-related ranking includes rights offerings and Chinese A-Shares.

(e)	Announced M&A reflects the removal of any withdrawn transactions. U.S. announced M&A represents any U.S. involvement ranking.

International metrics
	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2014	2013	Change
Total net revenue(a)
Europe/Middle East/Africa	$3,019	$3,383	(11)%
Asia/Pacific	1,026	1,165	(12)
Latin America/Caribbean	270	400	(33)
Total international net revenue	4,315	4,948	(13)
North America	4,291	5,192	(17)
Total net revenue	$8,606	$10,140	(15)

Loans (period-end)(a)
Europe/Middle East/Africa	$27,878	$33,674	(17)
Asia/Pacific	24,759	29,908	(17)
Latin America/Caribbean	8,589	10,308	(17)
Total international loans	61,226	73,890	(17)
North America	35,019	38,115	(8)
Total loans	$96,245	$112,005	(14)

Client deposits and other third-party liabilities (average)(a)
Europe/Middle East/Africa	$146,543	$134,339	9
Asia/Pacific	60,918	51,996	17
Latin America/Caribbean	22,041	12,180	81
Total international	$229,502	$198,515	16
North America	183,049	158,747	15
Total client deposits and other third-party liabilities	$412,551	$357,262	15

AUC (period-end) (in billions)(a)
North America	$11,508	$10,788	7
All other regions	9,627	8,506	13
Total AUC	$21,135	$19,294	10%

(a)
Total net revenue is based predominantly on the domicile of the client or location of the trading desk, as applicable. Loans outstanding (excluding loans held-for-sale and loans at fair value), client deposits and other third-party liabilities, and AUC are based predominantly on the domicile of the client.

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 103–105 of JPMorgan Chase’s 2013 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2014	2013	Change
Revenue
Lending- and deposit-related fees	$246	$259	(5)%
Asset management, administration and commissions	23	32	(28)
All other income(a)	289	244	18
Noninterest revenue	558	535	4
Net interest income	1,093	1,138	(4)
Total net revenue(b)	1,651	1,673	(1)
Provision for credit losses	5	39	(87)
Noninterest expense
Compensation expense	307	289	6
Noncompensation expense	374	348	7
Amortization of intangibles	5	7	(29)
Total noninterest expense	686	644	7
Income before income tax expense	960	990	(3)
Income tax expense	382	394	(3)
Net income	$578	$596	(3)
Revenue by product
Lending	$863	$924	(7)
Treasury services	610	605	1
Investment banking	146	118	24
Other	32	26	23
Total Commercial Banking net revenue	$1,651	$1,673	(1)

Investment banking revenue, gross(c)	$447	$341	31

Revenue by client segment
Middle Market Banking	$698	$753	(7)
Corporate Client Banking	446	433	3
Commercial Term Lending	308	291	6
Real Estate Banking	116	112	4
Other	83	84	(1)
Total Commercial Banking net revenue	$1,651	$1,673	(1)%
Financial ratios
Return on common equity	17%	18%
Overhead ratio	42	38

(a)	Includes revenue from investment banking products and commercial card transactions.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income from municipal bond activity of $104 million and $93 million for the three months ended March 31, 2014 and 2013, respectively.

(c)	Represents the total revenue related to investment banking products sold to CB clients.

Quarterly results
Net income was $578 million, a decrease of $18 million, or 3%, compared with the prior year, reflecting an increase in noninterest expense and lower net revenue, partially offset by a lower provision for credit losses.
Net revenue was $1.7 billion, a decrease of $22 million, or 1%, compared with the prior year. Net interest income was $1.1 billion, a decrease of $45 million, or 4%, compared with the prior year, reflecting spread compression, higher funding costs on loan products and lower purchase discounts recognized on loan repayments, partially offset by higher loan balances. Noninterest revenue was $558 million, an increase of $23 million, or 4%, compared with the prior year, driven by higher investment banking fees.
The provision for credit losses was $5 million, compared with $39 million in the prior year. Net recoveries were $14 million (0.04% net recovery rate), compared with net recoveries of $7 million (0.02% net recovery rate) in the prior year. The allowance for loan losses to period-end loans retained was 1.95%, down from 2.05% in the prior year. Nonaccrual loans were $485 million, down $184 million, or 28%, from the prior year.
Noninterest expense was $686 million, up 7% compared with the prior year, largely reflecting higher control and headcount-related expense.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2014	2013	Change
Selected balance sheet data (period-end)
Total assets	$191,389	$184,689	4%
Loans:
Loans retained	138,088	129,534	7
Loans held-for-sale and loans at fair value	848	851	—
Total loans	$138,936	$130,385	7
Equity	14,000	13,500	4

Period-end loans by client segment
Middle Market Banking	$52,496	$52,296	—
Corporate Client Banking	20,479	20,962	(2)
Commercial Term Lending	49,973	44,374	13
Real Estate Banking	11,615	9,003	29
Other	4,373	3,750	17
Total Commercial Banking loans	$138,936	$130,385	7

Selected balance sheet data (average)
Total assets	$192,748	$182,620	6
Loans:
Loans retained	136,651	128,490	6
Loans held-for-sale and loans at fair value	1,039	800	30
Total loans	$137,690	$129,290	6
Client deposits and other third-party liabilities	202,944	195,968	4
Equity	14,000	13,500	4
Average loans by client segment
Middle Market Banking	$51,742	$52,013	(1)
Corporate Client Banking	20,837	21,061	(1)
Commercial Term Lending	49,395	43,845	13
Real Estate Banking	11,408	8,677	31
Other	4,308	3,694	17
Total Commercial Banking loans	$137,690	$129,290	6

Headcount	6,976	6,511	7%

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios)	2014	2013	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$(14)	$(7)	100%
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	468	643	(27)
Nonaccrual loans held-for-sale and loans at fair value	17	26	(35)
Total nonaccrual loans	485	669	(28)
Assets acquired in loan satisfactions	20	12	67
Total nonperforming assets	505	681	(26)
Allowance for credit losses:
Allowance for loan losses	2,690	2,656	1
Allowance for lending-related commitments	141	183	(23)
Total allowance for credit losses	2,831	2,839	—
Net charge-off/(recovery) rate(b)	(0.04)%	(0.02)%
Allowance for loan losses to period-end loans retained	1.95	2.05
Allowance for loan losses to nonaccrual loans retained(a)	575	413
Nonaccrual loans to total period-end loans	0.35	0.51

(a)	Allowance for loan losses of $86 million and $99 million was held against nonaccrual loans retained at March 31, 2014 and 2013, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 106–108 of JPMorgan Chase’s 2013 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2014	2013	Change
Revenue
Asset management, administration and commissions	$2,100	$1,883	12%
All other income	118	211	(44)
Noninterest revenue	2,218	2,094	6
Net interest income	560	559	—
Total net revenue	2,778	2,653	5

Provision for credit losses	(9)	21	NM

Noninterest expense
Compensation expense	1,256	1,170	7
Noncompensation expense	799	684	17
Amortization of intangibles	20	22	(9)
Total noninterest expense	2,075	1,876	11
Income before income tax expense	712	756	(6)
Income tax expense	271	269	1
Net income	$441	$487	(9)
Revenue by client segment
Private Banking	$1,509	$1,446	4
Institutional	500	567	(12)
Retail	769	640	20
Total net revenue	$2,778	$2,653	5%
Financial ratios
Return on common equity	20%	22%
Overhead ratio	75	71
Pretax margin ratio	26	29
Quarterly results
Net income was $441 million, a decrease of $46 million, or 9%, from the prior year, reflecting higher noninterest expense, largely offset by higher net revenue.
Net revenue was $2.8 billion, an increase of $125 million, or 5%, from the prior year. Noninterest revenue was $2.2 billion, up $124 million, or 6%, from the prior year, due to net client inflows and the effect of higher market levels, partially offset by lower valuations of seed capital investments. Net interest income was $560 million, up $1 million, or flat to the prior year, due to higher loan and deposit balances, predominantly offset by narrower loan spreads.
Noninterest expense was $2.1 billion, an increase of $199 million, or 11%, from the prior year, primarily due to higher headcount-related expense and costs related to the control agenda.

Selected metrics	As of or for the three months ended March 31,
(in millions, except headcount, ranking data and where otherwise noted)	2014	2013	Change
Number of:
Client advisors	2,925	2,797	5%
% of customer assets in 4 & 5 Star Funds(a)	47%	51%
% of AUM in 1st and 2nd quartiles:(b)
1 year	65	70
3 years	68	74
5 years	67	75
Selected balance sheet data (period-end)
Total assets	$124,478	$109,734	13
Loans(c)	96,934	81,403	19
Deposits	147,760	139,679	6
Equity	9,000	9,000	—
Selected balance sheet data (average)
Total assets	$122,668	$107,911	14
Loans	95,661	80,002	20
Deposits	149,432	139,441	7
Equity	9,000	9,000	—

Headcount	20,056	18,604	8%

(a)	Derived from Morningstar for the U.S., the U.K., Luxembourg, France, Hong Kong and Taiwan; and Nomura for Japan.

(b)	Quartile ranking sourced from: Lipper for the U.S. and Taiwan; Morningstar for the U.K., Luxembourg, France and Hong Kong; and Nomura for Japan.

(c)
Included $19.7 billion and $12.7 billion of prime mortgage loans reported in the Consumer, excluding credit card, loan portfolio at March 31, 2014 and 2013, respectively. For the same periods, excluded $3.4 billion and $5.6 billion of prime mortgage loans reported in the CIO portfolio within the Corporate/Private Equity segment, respectively.

Selected metrics	As of or for the three months ended March 31,
(in millions, except ratios and where otherwise noted)	2014	2013	Change
Credit data and quality statistics
Net charge-offs	$5	$23	(78)%
Nonaccrual loans	204	259	(21)
Allowance for credit losses:
Allowance for loan losses	263	249	6
Allowance for lending-related commitments	5	5	—
Total allowance for credit losses	268	254	6
Net charge-off rate	0.02%	0.12%
Allowance for loan losses to period-end loans	0.27	0.31
Allowance for loan losses to nonaccrual loans	129	96
Nonaccrual loans to period-end loans	0.21	0.32

AM firmwide disclosures(a)
Total net revenue	$3,387	$3,112	9
Client assets (in billions)(b)	2,592	2,332	11
Number of client advisors	5,987	5,795	3%

(a)	Includes Chase Wealth Management (“CWM”), which is a unit of Consumer & Business Banking. The firmwide metrics are presented in order to capture AM’s partnership with CWM.

(b)	Excludes CWM client assets that are managed by AM.

Client assets
Client assets were $2.4 trillion, an increase of $223 billion, or 10%, compared with the prior year. Assets under management were $1.6 trillion, an increase of $165 billion, or 11%, from the prior year, due to the effect of higher market levels and net inflows to long-term products. Custody, brokerage, administration and deposit balances were $746 billion, up $58 billion, or 8%, from the prior year, due to the effect of higher market levels and custody inflows, partially offset by brokerage outflows.

Client assets	March 31,
(in billions)	2014	2013	Change
Assets by asset class
Liquidity	$444	$454	(2)%
Fixed income	340	331	3
Equity	373	312	20
Multi-asset and alternatives	491	386	27
Total assets under management	1,648	1,483	11
Custody/brokerage/administration/deposits	746	688	8
Total client assets	$2,394	$2,171	10

Memo:
Alternative client assets(a)	$160	$144	11

Assets by client segment
Private Banking	$377	$339	11
Institutional	773	749	3
Retail	498	395	26
Total assets under management	$1,648	$1,483	11
Private Banking	$992	$909	9
Institutional	773	749	3
Retail	629	513	23
Total client assets	$2,394	$2,171	10
Mutual fund assets by asset class
Liquidity	$387	$400	(3)
Fixed income	141	142	(1)
Equity	202	159	27
Multi-asset and alternatives	109	53	106
Total mutual fund assets	$839	$754	11%
(a) Represents assets under management, as well as client balances in brokerage accounts.

	Three months ended March 31,
(in billions)	2014	2013
Assets under management rollforward
Beginning balance	$1,598	$1,426
Net asset flows:
Liquidity	(6)	(2)
Fixed income	5	2
Equity	3	15
Multi-asset and alternatives	12	13
Market/performance/other impacts	36	29
Ending balance, March 31	$1,648	$1,483
Client assets rollforward
Beginning balance	$2,343	$2,095
Net asset flows	15	20
Market/performance/other impacts	36	56
Ending balance, March 31	$2,394	$2,171

International metrics	As of or for the three months ended March 31,
(in billions, except where otherwise noted)	2014	2013	Change
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$477	$437	9%
Asia/Pacific	276	277	—
Latin America/Caribbean	199	206	(3)
North America	1,826	1,733	5
Total net revenue	$2,778	$2,653	5
Assets under management
Europe/Middle East/Africa	$310	$270	15
Asia/Pacific	133	123	8
Latin America/Caribbean	49	39	26
North America	1,156	1,051	10
Total assets under management	$1,648	$1,483	11
Client assets
Europe/Middle East/Africa	$372	$328	13
Asia/Pacific	180	170	6
Latin America/Caribbean	119	106	12
North America	1,723	1,567	10
Total client assets	$2,394	$2,171	10%
(a) Regional revenue is based on the domicile of the client.

CORPORATE/PRIVATE EQUITY
For a discussion of Corporate/Private Equity, see pages 109–111 of JPMorgan Chase’s 2013 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
	As of or for the three months ended March 31,
(in millions, except headcount)	2014	2013		Change
Revenue
Principal transactions	$350	$(262)		NM
Securities gains	26	509		(95)%
All other income	148	114		30
Noninterest revenue	524	361		45
Net interest income	(156)	(594)		74
Total net revenue(a)	368	(233)		NM

Provision for credit losses	(11)	(3)		(267)

Noninterest expense
Compensation expense	687	573		20
Noncompensation expense	683	642		6
Subtotal	1,370	1,215		13
Net expense allocated to other businesses	(1,536)	(1,213)		(27)
Total noninterest expense	(166)	2		NM
Income/(loss) before income tax expense/(benefit)	545	(232)		NM
Income tax expense/(benefit)	205	(482)		NM
Net income/(loss)	$340	$250		36
Total net revenue
Private equity	$363	$(276)		NM
Treasury and CIO	2	113		(98)
Other Corporate	3	(70)		NM
Total net revenue	$368	$(233)		NM
Net income/(loss)
Private equity	$215	$(182)		NM
Treasury and CIO	(94)	24		NM
Other Corporate	219	408	(b)	(46)
Total net income/(loss)	$340	$250		36
Total assets (period-end)	$839,625	$763,765		10
Headcount	22,474	18,026		25%

(a)
Included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $164 million and $103 million for the three months ended March 31, 2014 and 2013, respectively.

(b)	Included an after-tax benefit of $227 million for tax adjustments.

Quarterly results
Net income was $340 million, compared with net income of $250 million in the prior year.
Private Equity reported net income of $215 million, compared with a net loss of $182 million in the prior year. Net revenue was $363 million, compared with a loss of $276 million in the prior year, primarily due to net valuation gains on public and private investments and gains from sales.
Treasury and CIO reported a net loss of $94 million, compared with net income of $24 million in the prior year. Securities gains were $26 million, compared with $503 million in the prior year, due to the repositioning of the investment securities portfolio in the prior year. Net revenue was $2 million, compared with $113 million in the prior year. Current-quarter net interest income was a loss of $87 million, compared with a loss of $472 million in the prior year, reflecting the benefit of higher interest rates and reinvestment opportunities.
Other Corporate reported net income of $219 million, compared with net income of $408 million in the prior year. The current quarter included an after-tax charge of approximately $90 million reflecting the write-down of deferred tax assets following New York State tax law changes enacted on March 31, 2014. The prior year included an after-tax benefit of $227 million for tax adjustments.
Treasury and CIO overview
Treasury and CIO are predominantly responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, funding and structural interest rate and foreign exchange risks, as well as executing the Firm’s capital plan. For further discussion of Treasury and CIO, see page 110 of the Firm’s 2013 Annual Report.
At March 31, 2014, the total Treasury and CIO investment securities portfolio was $345.0 billion; the average credit rating of the securities comprising the Treasury and CIO investment securities portfolio was AA+ (based on external ratings where available and where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). During the first quarter of 2014, the Firm transferred U.S. government agency mortgage-backed securities and obligations of U.S. states and municipalities with a fair value of $19.3 billion from available-for-sale (“AFS”) to held-to-maturity. These securities were transferred at fair value. The transfers reflect the Firm’s intent to hold the securities to maturity in order to reduce the impact of price volatility on accumulated other comprehensive income and certain capital measures under Basel III. See Note 11 on pages 113–116 of this Form 10-Q for further information on the details of the Firm’s investment securities portfolio.

For further information on liquidity and funding risk, see Liquidity Risk Management on pages 71–75 of this Form 10-Q. For information on interest rate, foreign exchange and other risks, Treasury and CIO Value-at-risk (“VaR”) and the Firm’s structural interest rate-sensitive revenue at risk (“Earnings-at-risk”), see Market Risk Management on pages 57–60 of this Form 10-Q.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions)	2014	2013	Change
Securities gains	$26	$503	(95)%
Investment securities portfolio (average)(a)	345,147	365,639	(6)
Investment securities portfolio (period-end)(b)	345,021	360,230	(4)
Mortgage loans (average)	3,670	6,516	(44)
Mortgage loans (period-end)	3,522	5,914	(40)%

(a)
Average investment securities included a held-to-maturity balance of $43.9 billion for the three months ended March 31, 2014. The held-to-maturity balance for the three months ended March 31, 2013, was not material.

(b)	Period-end investment securities included held-to-maturity balance of $47.3 billion at March 31, 2014. Held-to-maturity balance at March 31, 2013, was not material.

Private Equity Portfolio
Selected income statement and balance sheet data
	Three months ended March 31,
(in millions)	2014	2013	Change
Private equity gains/(losses)
Realized gains/(losses)	$459	$48	NM
Unrealized gains/(losses)(a)	(60)	(327)	82%
Total direct investments	399	(279)	NM
Third-party fund investments	(1)	20	NM
Total private equity gains/(losses)(b)	$398	$(259)	NM

(a)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(b)	Included in principal transactions revenue in the Consolidated Statements of Income.

Private equity portfolio information(a)
(in millions)	March 31, 2014	December 31, 2013	Change
Publicly-held securities
Carrying value	$1,291	$1,035	25%
Cost	612	672	(9)
Quoted public value	1,334	1,077	24
Privately-held direct securities
Carrying value	4,675	5,065	(8)
Cost	5,844	6,022	(3)
Third-party fund investments(b)
Carrying value	990	1,768	(44)
Cost	1,033	1,797	(43)
Total private equity portfolio
Carrying value	$6,956	$7,868	(12)
Cost	7,489	8,491	(12)%

(a)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 3 on pages 86–97 of this Form 10-Q.

(b)	Unfunded commitments to third-party private equity funds were $160 million and $215 million at March 31, 2014, and
December 31, 2013, respectively.
The carrying value of the private equity portfolio at March 31, 2014 was $7.0 billion, down from $7.9 billion at December 31, 2013. The decrease in the portfolio was predominantly driven by sales of investments, partially offset by new investments and unrealized gains.

ENTERPRISE-WIDE RISK MANAGEMENT
Risk is an inherent part of JPMorgan Chase’s business activities. The Firm employs a holistic approach to risk management that is intended to ensure the broad spectrum of risk types inherent in the Firm’s business activities are considered in managing its business activities.
The Firm believes effective risk management requires:

•	Personal responsibility for risk management, including identification and escalation of risk issues, by all individuals within the Firm;

•	Ownership of risk management within each line of business; and

•	Firmwide structures for risk governance and oversight.
Firmwide Risk Management is overseen and managed on an enterprise-wide basis. The Firm’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Risk Officer (“CRO”) and Chief Operating Officer (“COO”) develop and set the risk management framework and governance structure for the Firm, which is intended to provide comprehensive controls and ongoing management of the major risks inherent in the Firm’s business activities. The Firm’s risk management framework is designed to create a culture of risk transparency and awareness, and personal responsibility throughout the Firm where collaboration, discussion, escalation and sharing of information are encouraged. The CEO, CFO, CRO and COO are ultimately responsible and accountable to the Firm’s Board of Directors.
Employees are expected to operate with the highest standards of integrity and identify, escalate, and actively manage risk issues. The Firm’s risk culture strives for continual improvement through ongoing employee training and development, as well as talent retention. The Firm also approaches its incentive compensation arrangements through an integrated risk, compensation and financial management framework to encourage a culture of risk awareness and personal accountability. The Firm’s overall objective in managing risk is to protect the safety and soundness of the Firm, and avoid excessive risk taking.

The following provides an index of key risk management disclosures. For further information on these disclosures, refer to the page references noted below in both this Form 10-Q and JPMorgan Chase’s 2013 Annual Report.

Risk disclosure	Form 10-Q page reference	Annual Report page reference
Enterprise- Wide Risk Management	39	113–116
Risk governance		114-116
Credit Risk Management	40-56	117–141
Credit Portfolio		119
Consumer Credit Portfolio	41-47	120-129
Wholesale Credit Portfolio	48-53	130-138
Community Reinvestment Act Exposure	54	138
Allowance For Credit Losses	54-56	139-141
Market Risk Management	57-60	142-148
Risk identification and classification		142-143
Value-at-risk	57-59	144-146
Economic-value stress testing		147
Earnings-at-risk	60	147-148
Risk monitoring and control: Limits		148
Country Risk Management	61	149-152
Model risk		153
Principal Risk Management		154
Operational Risk Management	62	155-157
Cybersecurity	62	156
Business resiliency		157
Legal Risk, Regulatory Risk, and Compliance Risk Management		158
Fiduciary Risk management		159
Reputation Risk Management		159
Capital Management	63-70	160-167
Liquidity Risk Management	71-75	168-173
Funding	71-74	168-172
HQLA	74	172
Contingency funding plan	74	172
Credit ratings	75	173

CREDIT RISK MANAGEMENT
Credit risk is the risk of loss from obligor or counterparty default. The Firm provides credit to a variety of customers, ranging from large corporate and institutional clients to individual consumers and small businesses.
In the following tables, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale (which are carried at the lower of cost or fair value, with valuation changes recorded in noninterest revenue); and certain loans accounted for at fair value. In addition, the Firm records certain loans accounted for at fair value in trading assets. For further information regarding these loans see Note 3 on pages 86–97 of this Form 10-Q. For additional information on the Firm’s loans and derivative receivables, including the Firm’s accounting policies, see Note 13 and Note 5 on pages 119–139 and pages 100–109, respectively, of this Form 10-Q.
For further information regarding the credit risk inherent in the Firm’s investment securities portfolio, see Note 11 on pages 113–116 of this Form 10-Q and Note 12 on pages 249–254 of JPMorgan Chase’s 2013 Annual Report.
For information on the changes in the credit portfolio, see Consumer Credit Portfolio on pages 41–47, and Wholesale Credit Portfolio on pages 48–53, of this Form 10-Q.

Total credit portfolio
	Credit exposure		Nonperforming(b)(c)(d)
(in millions)	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013
Loans retained	$721,160	$724,177	$8,123	$8,317
Loans held-for-sale	7,462	12,230	27	26
Loans at fair value	2,349	2,011	166	197
Total loans – reported	730,971	738,418	8,316	8,540
Derivative receivables	59,272	65,759	392	415
Receivables from customers and other	26,494	26,883	—	—
Total credit-related assets	816,737	831,060	8,708	8,955
Assets acquired in loan satisfactions
Real estate owned	NA	NA	726	710
Other	NA	NA	39	41
Total assets acquired in loan satisfactions	NA	NA	765	751
Total assets	816,737	831,060	9,473	9,706
Lending-related commitments	1,048,686	1,031,672	95	206
Total credit portfolio	$1,865,423	$1,862,732	$9,568	$9,912
Credit portfolio management derivatives notional, net(a)	$(27,454)	$(27,996)	$(5)	$(5)
Liquid securities and other cash collateral held against derivatives	(13,089)	(14,435)	NA	NA

(in millions, except ratios)	Three months ended March 31,
	2014	2013
Net charge-offs	$1,269	$1,725
Average retained loans
Loans – reported	720,530	719,071
Loans – reported, excluding residential real estate PCI loans	668,120	659,972
Net charge-off rates
Loans – reported	0.71%	0.97%
Loans – reported, excluding PCI	0.77	1.06

(a)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 53 and Note 5 on pages 100–109 of this Form 10-Q.

(b)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(c)
At March 31, 2014, and December 31, 2013, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.7 billion and $8.4 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $2.1 billion and $2.0 billion, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $387 million and $428 million, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

(d)	At March 31, 2014, and December 31, 2013, total nonaccrual loans represented 1.14% and 1.16%, respectively, of total loans.

For a discussion of the Firm’s Credit Risk Management framework and organization, and the identification, monitoring and management of credit risks, see Credit Risk Management on pages 117–141 of JPMorgan Chase’s 2013 Annual Report.

CONSUMER CREDIT PORTFOLIO
JPMorgan Chase’s consumer portfolio consists primarily of residential real estate loans, credit card loans, auto loans, business banking loans, and student loans. The Firm’s focus is on serving the prime segment of the consumer credit market. For further information on consumer loans, see Note 13 on pages 119–139 of this Form 10-Q, Consumer Credit Portfolio on pages 120–129 and Note 14 on pages 258–283 of JPMorgan Chase’s 2013 Annual Report.

The credit performance of the consumer portfolio continues to benefit from the improvement in the economy and home prices. Early-stage residential real estate delinquencies (30–89 days delinquent), excluding government guaranteed loans, declined during the first quarter of the year. Late-stage delinquencies (150+ days delinquent) continued to decline but remain elevated. The elevated level of the late-stage delinquent loans is due, in part, to loss mitigation activities currently being undertaken and to elongated foreclosure processing timelines. Losses related to these loans continue to be recognized in accordance with the Firm’s standard charge-off practices, but some delinquent loans that would otherwise have been foreclosed upon remain in the mortgage and home equity loan portfolios. The Credit Card 30+ day delinquency rate is at a historic low and continues to improve, albeit at a more moderate pace than in prior quarters.

The following table presents consumer credit-related information with respect to the credit portfolio held by CCB as well as for prime mortgage loans held in the Asset Management and the Corporate/Private Equity segments for the dates indicated.

Consumer credit portfolio					Three months ended March 31,
(in millions, except ratios)	Credit exposure		Nonaccrual loans(f)(g)		Net charge-offs(h)		Average annual net charge-off rate(h)(i)
	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013	2014	2013	2014	2013
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Home equity – senior lien	$16,635	$17,113	$920	$932	$27	$43	0.65%	0.91%
Home equity – junior lien	39,496	40,750	1,806	1,876	139	290	1.41	2.50
Prime mortgage, including option ARMs	89,938	87,162	2,650	2,666	(3)	50	(0.01)	0.26
Subprime mortgage	6,869	7,104	1,397	1,390	13	67	0.75	3.34
Auto(a)	52,952	52,757	137	161	41	40	0.32	0.32
Business banking	18,992	18,951	356	385	76	61	1.63	1.32
Student and other	11,442	11,557	104	86	75	57	2.64	1.91
Total loans, excluding PCI loans and loans held-for-sale	236,324	235,394	7,370	7,496	368	608	0.63	1.06
Loans – PCI
Home equity	18,525	18,927	NA	NA	NA	NA	NA	NA
Prime mortgage	11,658	12,038	NA	NA	NA	NA	NA	NA
Subprime mortgage	4,062	4,175	NA	NA	NA	NA	NA	NA
Option ARMs	17,361	17,915	NA	NA	NA	NA	NA	NA
Total loans – PCI	51,606	53,055	NA	NA	NA	NA	NA	NA
Total loans – retained	287,930	288,449	7,370	7,496	368	608	0.52	0.85
Loans held-for-sale(b)	238	614	—	—	—	—	—	—
Total consumer, excluding credit card loans	288,168	289,063	7,370	7,496	368	608	0.52	0.85
Lending-related commitments
Home equity – senior lien(c)	12,660	13,158
Home equity – junior lien(c)	17,040	17,837
Prime mortgage	5,224	4,817
Subprime mortgage	—	—
Auto	9,250	8,309
Business banking	11,752	11,251
Student and other	615	685
Total lending-related commitments	56,541	56,057
Receivables from customers(d)	156	139
Total consumer exposure, excluding credit card	344,865	345,259
Credit card
Loans retained(e)	121,512	127,465	—	—	888	1,082	2.93	3.55
Loans held-for-sale	304	326	—	—	—	—	—	—
Total credit card loans	121,816	127,791	—	—	888	1,082	2.93	3.55
Lending-related commitments(c)	535,614	529,383
Total credit card exposure	657,430	657,174
Total consumer credit portfolio	$1,002,295	$1,002,433	$7,370	$7,496	$1,256	$1,690	1.24%	1.65%
Memo: Total consumer credit portfolio, excluding PCI	$950,689	$949,378	$7,370	$7,496	$1,256	$1,690	1.42%	1.92%

(a)	At March 31, 2014, and December 31, 2013, excluded operating lease-related assets of $5.8 billion and $5.5 billion, respectively.

(b)	Represents prime mortgage loans held-for-sale.

(c)
Credit card and home equity lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be used at the same time. For credit card and home equity commitments (if certain conditions are met), the Firm can reduce or cancel these lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice.

(d)	Receivables from customers primarily represent margin loans to retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(e)	Includes accrued interest and fees net of an allowance for the uncollectible portion of accrued interest and fee income.

(f)
At March 31, 2014, and December 31, 2013, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $7.7 billion and $8.4 billion, respectively, that are 90 or more days past due; and (2) student loans insured by U.S. government agencies under the FFELP of $387 million and $428 million, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

(g)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(h)
Net charge-offs and net charge-off rates excluded $61 million of write-offs of prime mortgages in the PCI portfolio for the three months ended March 31, 2014. See Consumer Credit Portfolio on pages 120–129 of JPMorgan Chase’s 2013 Annual Report for further details.

(i)
Average consumer loans held-for-sale were $656 million for the three months ended March 31, 2014. There were no loans held-for-sale for the three months ended March 31, 2013. These amounts were excluded when calculating net charge-off rates.

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances declined during the three months ended March 31, 2014, due to paydowns and the charge-off or liquidation of delinquent loans, partially offset by new mortgage and auto originations. Credit performance has improved across most portfolios but residential real estate delinquent loans and home equity charge-offs remain elevated compared with pre-recessionary levels.
The following discussion relates to the specific loan and lending-related categories. PCI loans are excluded from individual loan product discussions and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, see Note 14 on pages 258–283 of JPMorgan Chase’s 2013 Annual Report.

Home equity: The home equity portfolio declined from year-end primarily reflecting loan paydowns and charge-offs. Early-stage delinquencies showed improvement from December 31, 2013. Late stage-delinquencies were flat to December 31, 2013 and continue to be elevated as improvement in the number of loans becoming severely delinquent was offset by higher average carrying values on these loans, reflecting improving collateral values. Both senior and junior lien nonaccrual loans decreased from December 31, 2013. Net charge-offs for both senior and junior lien home equity loans declined when compared with the same period of the prior year as a result of improvement in delinquencies and home prices.
Approximately 15% of the Firm’s home equity portfolio consists of home equity loans (“HELOANs”) and the remainder consists of home equity lines of credit (“HELOCs”). Approximately half of the HELOANs are senior liens and the remainder are junior liens. For further information on the Firm’s home equity portfolio, see Consumer Credit Portfolio on pages 120–129 of JPMorgan Chase’s 2013 Annual Report.
The unpaid principal balance of non-PCI HELOCs outstanding was $49 billion at March 31, 2014. Of this balance, approximately $29 billion are scheduled to recast from interest-only to fully amortizing payments over the next several years, with $4 billion scheduled to recast for the remainder of 2014 and $7 billion per year scheduled to recast in 2015, 2016, and 2017. However, of the total $29 billion scheduled to recast, only $13 billion are expected to recast. The remaining $16 billion represents loans to borrowers who are expected either to pre-pay (including borrowers who appear to have the ability to refinance based on the borrower’s LTV ratio and FICO risk score) or charge-off. The Firm has considered this payment recast risk in its allowance for loan losses based upon the estimated amount of payment shock (i.e., the excess of the fully-amortizing payment over the interest-only payment in effect prior to recast) expected to occur at the payment recast date, along with the corresponding estimated probability of default and loss severity assumptions. Certain factors, such as future developments in both unemployment and home prices, could have a significant impact on the performance of these loans.
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
High-risk second liens are loans where the borrower has a first mortgage loan that is either delinquent or has been modified. At March 31, 2014, the Firm estimated that its home equity portfolio contained approximately $2.0 billion of current junior lien loans that were considered high risk seconds, compared with $2.3 billion at December 31, 2013. Such loans are considered to pose a higher risk of default than junior lien loans for which the senior lien is neither delinquent nor modified. The Firm estimates the balance of its total exposure to high-risk seconds on a quarterly basis using internal data and loan level credit bureau data (which typically provides the delinquency status of the senior lien). The estimated balance of these high-risk seconds may vary from quarter to quarter for reasons such as the movement of related senior liens into and out of the 30+ day delinquency bucket.

High risk junior liens that are current
(in billions)	March 31, 2014	December 31, 2013
Junior liens subordinate to:
Modified current senior lien	$0.8	$0.9
Senior lien 30 – 89 days delinquent	0.5	0.6
Senior lien 90 days or more delinquent(a)	0.7	0.8
Total current high risk junior liens	$2.0	$2.3

(a)
Junior liens subordinate to senior liens that are 90 days or more past due are classified as nonaccrual loans. At both March 31, 2014, and December 31, 2013, excluded approximately $100 million of junior liens that are performing but not current, which were also placed on nonaccrual status in accordance with the regulatory guidance.

Of the estimated $2.0 billion of high-risk junior liens at March 31, 2014, the Firm owns approximately 5% and services approximately 20% of the related senior lien loans to the same borrowers. The performance of the Firm’s junior lien loans is generally consistent regardless of whether the Firm owns, services or does not own or service the senior lien. The increased probability of default associated with these higher-risk junior lien loans was considered in estimating the allowance for loan losses.

Mortgage: Prime mortgages, including option adjustable-rate mortgages (“ARMs”) and loans held-for-sale, increased as retained originations exceeded paydowns, the run-off of option ARM loans and the charge-off or liquidation of delinquent loans. Excluding loans insured by U.S. government agencies, both early-stage and late-stage delinquencies showed improvement from December 31, 2013. Nonaccrual prime loans decreased from the prior year but remain elevated as a result of elongated foreclosure processing timelines. Net charge-offs continued to improve, resulting in a net recovery of losses for the quarter due to improvement in delinquencies and home prices.
At March 31, 2014, and December 31, 2013, the Firm’s prime mortgage portfolio included $14.0 billion and $14.3 billion, respectively, of mortgage loans insured and/or guaranteed by U.S. government agencies, of which $8.8 billion and $9.6 billion, respectively, were 30 days or more past due (of which $7.7 billion and $8.4 billion, respectively, were 90 days or more past due). The Firm has entered into a settlement regarding loans insured under federal mortgage insurance programs overseen by the FHA, HUD, and VA; the Firm will continue to monitor exposure on future claim payments for government insured loans, but any financial impact related to exposure on future claims is not expected to be significant.
At March 31, 2014, and December 31, 2013, the Firm’s prime mortgage portfolio included $15.8 billion and $15.6 billion, respectively, of interest-only loans, which represented 17% and 18%, respectively, of the prime mortgage portfolio. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment to maturity and are typically originated as higher-balance loans to higher-income borrowers. To date, losses on this portfolio generally have been consistent with the broader prime mortgage portfolio and the Firm’s expectations. The Firm continues to monitor the risks associated with these loans.
Subprime mortgages continued to decrease due to portfolio runoff. Early-stage and late-stage delinquencies have improved from December 31, 2013, but remain at elevated levels. Net charge-offs continued to improve as a result of improvement in delinquencies and home prices.
Auto: Auto loans increased during the first quarter of the year due to new originations, partially offset by paydowns and payoffs. Delinquent and nonaccrual loans improved compared with December 31, 2013. Net charge-offs were flat compared with the same period of the prior year as loss levels remain low, reflecting favorable trends in loss frequency due to enhanced underwriting standards and a favorable labor market. The auto loan portfolio reflected a high concentration of prime-quality credits.
Business banking: Business banking loans increased slightly compared with December 31, 2013 due to an increase in loan originations. Nonaccrual loans improved compared with December 31, 2013. Net charge-offs increased from the prior year but are consistent with expectations.
Student and other: Student and other loans decreased from year end due primarily to the run-off of the student loan portfolio.
Purchased credit-impaired loans: PCI loans, which represent loans acquired in the Washington Mutual transaction which were recorded at fair value at the time of acquisition, decreased as the portfolio continues to run off.
As of March 31, 2014, approximately 18% of the option ARM PCI loans were delinquent and approximately 55% have been modified into fixed-rate, fully amortizing loans. Substantially all of the remaining loans are making amortizing payments, although such payments are not necessarily fully amortizing. This latter group of loans are subject to the risk of payment shock due to future payment recast.
Default rates generally increase on option ARM loans when payment recast results in a payment increase. The expected increase in default rates is considered in the Firm’s quarterly impairment assessment.
The following table provides a summary of lifetime principal loss estimates included in either the nonaccretable difference or the allowance for loan losses.

Summary of lifetime principal loss estimates
	Lifetime loss estimates(a)		LTD liquidation losses(b)
(in billions)	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013
Home equity	$14.6	$14.7	$12.1	$12.1
Prime mortgage	3.8	3.8	3.4	3.3
Subprime mortgage	3.3	3.3	2.7	2.6
Option ARMs	10.2	10.2	8.9	8.8
Total	$31.9	$32.0	$27.1	$26.8

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses only plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses only was $3.5 billion and $3.8 billion at March 31, 2014, and December 31, 2013, respectively.

(b)
Life-to-date (“LTD”) liquidation losses represent both realization of loss upon loan resolution and any principal forgiven upon modification. LTD liquidation losses included $114 million and $53 million of write-offs of prime mortgages at March 31, 2014, and December 31, 2013, respectively.

Current estimated LTVs of residential real estate loans
The current estimated average LTV ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 73% at March 31, 2014, compared with 75% at December 31, 2013.

The following table presents the current estimated LTV ratios for PCI loans, as well as the ratios of the carrying value of the underlying loans to the current estimated collateral value. Because such loans were initially measured at fair value, the ratios of the carrying value to the current estimated collateral value will be lower than the current estimated LTV ratios, which are based on the unpaid principal balances. The estimated collateral values used to calculate these ratios do not represent actual appraised loan-level collateral values; as such, the resulting ratios are necessarily imprecise and should therefore be viewed as estimates.

LTV ratios and ratios of carrying values to current estimated collateral values – PCI loans
	March 31, 2014					December 31, 2013
(in millions, except ratios)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)
Home equity	$19,368	88%	(b)	$16,767	76%	$19,830	90%	(b)	$17,169	78%
Prime mortgage	11,471	81		9,993	71	11,876	83		10,312	72
Subprime mortgage	5,284	88		3,882	65	5,471	91		3,995	66
Option ARMs	18,505	79		16,867	72	19,223	82		17,421	74

(a)
Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated at least quarterly based on home valuation models that utilize nationally recognized home price index valuation estimates; such models incorporate actual data to the extent available and forecasted data where actual data is not available.

(b)
Represents current estimated combined LTV for junior home equity liens, which considers all available lien positions, as well as unused lines, related to the property. All other products are presented without consideration of subordinate liens on the property.

(c)
Net carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition and is also net of the allowance for loan losses of $1.8 billion for home equity, $1.7 billion for prime mortgage, $494 million for option ARMs, and $180 million for subprime mortgage at both March 31, 2014, and December 31, 2013.

The current estimated average LTV ratios were 82% and 99% for California and Florida PCI loans, respectively, at March 31, 2014, compared with 85% and 103%, respectively, at December 31, 2013. Average LTV ratios have declined consistent with recent improvement in home prices. Although home prices have improved, home prices in California and Florida are still lower than at the peak of the housing market; this continues to negatively contribute to current estimated average LTV ratios and the ratio of net carrying value to current estimated collateral value for loans in the PCI portfolio.
For further information on current estimated LTVs of residential real estate loans, see Note 13 on pages 119–139 of this Form 10-Q.
Geographic composition of residential real estate loans
For information on the geographic composition of the Firm’s residential real estate loans, see Note 13 on pages 119–139 of this Form 10-Q.
Loan modification activities – residential real estate loans
For both the Firm’s on–balance sheet loans and loans serviced for others, more than 1.5 million mortgage modifications have been offered to borrowers and approximately 752,000 have been approved since the beginning of 2009. Of these, approximately 745,000 have achieved permanent modification as of March 31, 2014. Of the remaining modifications offered, 17% are in a trial period or still being reviewed for a modification, while 83% have dropped out of the modification program or otherwise were deemed not eligible for final modification.
The performance of modified loans generally differs by product type and also depends on whether the underlying loan is in the PCI portfolio, due both to differences in credit quality and in the types of modifications provided. Performance metrics for modifications to the residential real estate portfolio, excluding PCI loans, that have been seasoned more than six months show weighted average redefault rates of 17% for senior lien home equity, 20% for junior lien home equity, 15% for prime mortgages including option ARMs, and 25% for subprime mortgages. The cumulative performance metrics for modifications to the PCI residential real estate portfolio seasoned more than six months show weighted average redefault rates of 19% for home equity, 16% for prime mortgages, 14% for option ARMs and 28% for subprime mortgages. The favorable performance of the PCI option ARM modifications is the result of a targeted proactive program which fixes the borrower’s payment at the current level. The cumulative redefault rates reflect the performance of modifications completed under both the Home Affordable Modification Program (“HAMP”) and the Firm’s proprietary modification programs from October 1, 2009, through March 31, 2014.
Certain loans that were modified under HAMP and the Firm’s proprietary modification programs (primarily the Firm’s modification program that was modeled after HAMP) have interest rate reset provisions (“step-rate modifications”). Interest rates on these loans will generally increase beginning in 2014 by 1% per year until the rate reaches a specified cap, typically at a prevailing market interest rate for a fixed-rate loan as of the modification date. The carrying value of non-PCI loans modified in step-rate modifications was $5 billion at March 31, 2014, with $1 billion scheduled to experience the initial interest rate increase in both 2015 and 2016. The unpaid principal balance of PCI loans modified in step-rate modifications was $11 billion at March 31, 2014, with $2 billion and $3 billion scheduled to experience the initial interest rate increase in 2015 and 2016, respectively. The impact of these potential interest rate increases is considered in the Firm’s allowance for loan losses. The Firm will continue to monitor this risk exposure to ensure that it is appropriately considered in the Firm’s allowance for loan losses.
The following table presents information as of March 31, 2014, and December 31, 2013, relating to modified on–balance sheet residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. For further information on modifications for the three months ended March 31, 2014 and 2013, see Note 13 on pages 119–139 of this Form 10-Q.

Modified residential real estate loans
	March 31, 2014		December 31, 2013
(in millions)	On–balance sheet loans	Non-accrual on–balance sheet loans(d)	On–balance sheet loans	Non-accrual on–balance sheet loans(d)
Modified residential real estate loans, excluding PCI loans(a)(b)
Home equity – senior lien	$1,136	$636	$1,146	$641
Home equity – junior lien	1,319	663	1,319	666
Prime mortgage, including option ARMs	6,894	1,796	7,004	1,737
Subprime mortgage	3,625	1,167	3,698	1,127
Total modified residential real estate loans, excluding PCI loans	$12,974	$4,262	$13,167	$4,171
Modified PCI loans(c)
Home equity	$2,622	NA	$2,619	NA
Prime mortgage	6,828	NA	6,977	NA
Subprime mortgage	4,073	NA	4,168	NA
Option ARMs	12,817	NA	13,131	NA
Total modified PCI loans	$26,340	NA	$26,895	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At March 31, 2014, and December 31, 2013, $7.4 billion and $7.6 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 15 on pages 141–147 of this Form 10-Q.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
As of March 31, 2014, and December 31, 2013, nonaccrual loans included $3.2 billion and $3.0 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status, see Note 13 on pages 119–139 of this Form 10-Q.

Nonperforming assets
The following table presents information as of March 31, 2014, and December 31, 2013, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	March 31, 2014	December 31, 2013
Nonaccrual loans(b)
Residential real estate	$6,773	$6,864
Other consumer	597	632
Total nonaccrual loans	7,370	7,496
Assets acquired in loan satisfactions
Real estate owned	595	614
Other	39	41
Total assets acquired in loan satisfactions	634	655
Total nonperforming assets	$8,004	$8,151

(a)
At March 31, 2014, and December 31, 2013, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.7 billion and $8.4 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $2.1 billion and $2.0 billion, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $387 million and $428 million, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

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

Nonaccrual loans in the residential real estate portfolio totaled $6.8 billion at March 31, 2014, of which 32% were greater than 150 days past due, compared with nonaccrual residential real estate loans of $6.9 billion at December 31, 2013, of which 34% were greater than 150 days past due. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 52% and 51% to the estimated net realizable value of the collateral at March 31, 2014, and December 31, 2013, respectively. The elongated foreclosure processing timelines are expected to continue to result in elevated levels of nonaccrual loans in the residential real estate portfolios.
Active and suspended foreclosure: At March 31, 2014, and December 31, 2013, the Firm had non-PCI residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $1.8 billion and $2.1 billion, respectively, not included in real estate owned (“REO”), that were in the process of active or suspended foreclosure. The Firm also had PCI residential real estate loans that were in the process of active or suspended foreclosure at March 31, 2014, and December 31, 2013, with an unpaid principal balance of $4.1 billion and $4.8 billion, respectively.

Nonaccrual loans: The following table presents changes in consumer, excluding credit card, nonaccrual loans for the three months ended March 31, 2014 and 2013.

Nonaccrual loans
Three months ended March 31,
(in millions)	2014	2013
Beginning balance	$7,496	$9,174
Additions	1,461	2,220
Reductions:
Principal payments and other(a)	391	341
Charge-offs	389	523
Returned to performing status	624	1,141
Foreclosures and other liquidations	183	341
Total reductions	1,587	2,346
Net additions/(reductions)	(126)	(126)
Ending balance	$7,370	$9,048

(a)	Other reductions includes loan sales.

Credit Card
Total credit card loans decreased in the first quarter of the year due to seasonality and higher repayment rates. The 30+ day delinquency rate decreased to 1.61% at March 31, 2014, from 1.67% at December 31, 2013. For the three months ended March 31, 2014 and 2013, the net charge-off rates were 2.93% and 3.55%, respectively. Charge-offs have improved compared with a year ago as a result of improvement in delinquent loans. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification. For information on the geographic composition of the Firm’s credit card loans, see Note 13 on pages 119–139 of this Form 10-Q.
Modifications of credit card loans
At March 31, 2014, and December 31, 2013, the Firm had $2.8 billion and $3.1 billion, respectively, of credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms because the cardholder did not comply with the modified payment terms. The decrease in modified credit card loans outstanding from December 31, 2013, was attributable to a reduction in new modifications as well as ongoing payments and charge-offs on previously modified credit card loans.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged-off. However, the Firm establishes an allowance, which is offset against loans and charged to interest income, for the estimated uncollectible portion of accrued interest and fee income.
For additional information about loan modification programs to borrowers, see Consumer Credit Portfolio on pages 41–47 and Note 13 on pages 119–139 of this Form 10-Q.

WHOLESALE CREDIT PORTFOLIO
The wholesale businesses of the Firm are exposed to credit risk through their underwriting, lending and derivatives activities with and for clients and counterparties, as well as through their operating services activities, such as cash management and clearing activities. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet; the Firm’s syndicated loan business distributes a significant percentage of originations into the market and is an important component of portfolio management.
As of March 31, 2014, wholesale credit exposure (primarily CIB, CB, and AM) continued to experience a favorable credit environment and stable credit quality trend with low levels of criticized exposure, nonaccrual loans and charge-offs.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013
Loans retained	$311,718	$308,263	$753	$821
Loans held-for-sale	6,920	11,290	27	26
Loans at fair value	2,349	2,011	166	197
Loans – reported	320,987	321,564	946	1,044
Derivative receivables	59,272	65,759	392	415
Receivables from customers and other(a)	26,338	26,744	—	—
Total wholesale credit-related assets	406,597	414,067	1,338	1,459
Lending-related commitments	456,531	446,232	95	206
Total wholesale credit exposure	$863,128	$860,299	$1,433	$1,665
Credit portfolio management derivatives notional, net(b)	$(27,454)	$(27,996)	$(5)	$(5)
Liquid securities and other cash collateral held against derivatives	(13,089)	(14,435)	NA	NA

(a)
Receivables from customers and other primarily includes margin loans to prime and retail brokerage customers; these are classified in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 53, and Note 5 on pages 100–109 of this Form 10-Q.

(c)	Excludes assets acquired in loan satisfactions.

The following tables present the maturity and ratings profiles of the wholesale credit portfolio as of March 31, 2014, and December 31, 2013. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(e)				Ratings profile
March 31, 2014	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$114,751	$121,327	$75,640	$311,718	$228,853	$82,865	$311,718	73%
Derivative receivables				59,272			59,272
Less: Liquid securities and other cash collateral held against derivatives				(13,089)			(13,089)
Total derivative receivables, net of all collateral	10,789	13,523	21,871	46,183	40,029	6,154	46,183	87
Lending-related commitments	189,182	255,449	11,900	456,531	359,286	97,245	456,531	79
Subtotal	314,722	390,299	109,411	814,432	628,168	186,264	814,432	77
Loans held-for-sale and loans at fair value(a)				9,269			9,269
Receivables from customers and other				26,338			26,338
Total exposure – net of liquid securities and other cash collateral held against derivatives				$850,039			$850,039
Credit Portfolio Management derivatives net notional by reference entity ratings profile(b)(c)(d)	$(1,862)	$(12,710)	$(12,882)	$(27,454)	$(24,209)	$(3,245)	$(27,454)	88%

	Maturity profile(e)				Ratings profile
December 31, 2013	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade		Noninvestment-grade		Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3		BB+/Ba1 & below
Loans retained	$108,392	$124,111	$75,760	$308,263	$226,070		$82,193		$308,263	73%
Derivative receivables				65,759					65,759
Less: Liquid securities and other cash collateral held against derivatives				(14,435)					(14,435)
Total derivative receivables, net of all collateral	13,550	15,935	21,839	51,324	41,104	(f)	10,220	(f)	51,324	80
Lending-related commitments	179,301	255,426	11,505	446,232	353,974		92,258		446,232	79
Subtotal	301,243	395,472	109,104	805,819	621,148		184,671		805,819	77
Loans held-for-sale and loans at fair value(a)				13,301					13,301
Receivables from customers and other				26,744					26,744
Total exposure – net of liquid securities and other cash collateral held against derivatives				$845,864					$845,864
Credit Portfolio Management derivatives net notional by reference entity ratings profile(b)(c)(d)	$(1,149)	$(19,516)	$(7,331)	$(27,996)	$(24,649)		$(3,347)		$(27,996)	88%

(a)	Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not qualify for hedge accounting under U.S. GAAP.

(c)	The notional amounts are presented on a net basis by underlying reference entity and the ratings profile shown is based on the ratings of the reference entity on which protection has been purchased.

(d)
Predominantly all of the credit derivatives entered into by the Firm where it has purchased protection, including Credit Portfolio Management derivatives, are executed with investment grade counterparties.

(e)
The maturity profile of retained loans, lending-related commitments and derivative receivables is based on the remaining contractual maturity. Derivative contracts that are in a receivable position at March 31, 2014, may become a payable prior to maturity based on their cash flow profile or changes in market conditions.

(f)	The prior period amounts have been revised to conform with the current period presentation.
Wholesale credit exposure – selected industry exposures
The Firm focuses on the management and diversification of its industry exposures, paying particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, increased by 7% to $13.0 billion at March 31, 2014, from $12.2 billion at December 31, 2013, predominately due to new syndicated loan business activity.

Below are summaries of the top 25 industry exposures as of March 31, 2014, and December 31, 2013. For additional information on industry concentrations, see Note 5 on page 219 of JPMorgan Chase’s 2013 Annual Report.

						Selected metrics
						30 days or more past due and accruing loans	Year-to-date net charge-offs/ (recoveries)	Credit portfolio management credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the three months ended	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
March 31, 2014
(in millions)
Top 25 industries(a)
Real Estate	$88,580	$64,406	$21,865	$1,991	$318	$99	$(5)	$(66)	$(140)
Banks & Finance Cos	63,815	54,552	8,517	675	71	42	(1)	(2,675)	(5,532)
Oil & Gas	46,441	34,850	11,165	385	41	37	—	(222)	(96)
Healthcare	44,868	36,989	7,464	410	5	69	—	(185)	(224)
Consumer Products	40,524	20,745	19,248	526	5	37	—	(151)	—
State & Municipal Govt(b)	34,513	33,553	876	78	6	18	24	(151)	(215)
Asset Managers	33,592	28,265	5,312	13	2	28	(12)	(6)	(2,770)
Utilities	29,218	25,519	3,278	412	9	5	—	(395)	(251)
Retail & Consumer Services	27,307	17,295	9,257	743	12	18	4	(92)	—
Central Govt	21,624	21,237	288	99	—	—	—	(10,812)	(1,482)
Technology	20,354	13,226	6,369	739	20	—	—	(405)	(1)
Machinery & Equipment Mfg	19,000	11,029	7,657	314	—	19	(2)	(259)	(4)
Metals/Mining	17,069	9,220	7,077	730	42	—	23	(515)	(15)
Transportation	15,823	11,741	3,964	93	25	6	(3)	(77)	—
Building Materials/Construction	15,487	6,279	8,431	770	7	13	—	(142)	—
Business Services	14,798	8,188	6,256	325	29	16	1	(10)	—
Media	14,563	8,092	5,406	1,025	40	5	(10)	(72)	(5)
Automotive	13,074	8,153	4,760	160	1	2	—	(377)	—
Telecom Services	12,872	8,657	3,724	481	10	4	—	(376)	(8)
Insurance	12,768	10,156	2,310	80	222	6	—	(100)	(1,730)
Securities Firms & Exchanges	12,004	9,475	2,511	15	3	—	4	(3,867)	(111)
Chemicals/Plastics	10,897	7,403	3,266	213	15	6	—	(13)	(81)
Agriculture/Paper Mfg	7,443	4,367	2,910	163	3	20	—	(4)	(4)
Aerospace/Defense	6,634	5,001	1,545	88	—	—	—	(112)	(1)
Leisure	5,239	2,970	1,667	490	112	1	—	(10)	(16)
All other(c)	199,014	178,663	19,327	782	242	1,077	(10)	(6,360)	(403)
Subtotal	$827,521	$640,031	$174,450	$11,800	$1,240	$1,528	$13	$(27,454)	$(13,089)
Loans held-for-sale and loans at fair value	9,269
Receivables from customers and other	26,338
Total	$863,128

								Selected metrics
								30 days or more past due and accruing loans	Full year net charge-offs/ (recoveries)	Credit portfolio management credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
				Noninvestment-grade
As of or for the year ended	Credit exposure(d)	Investment- grade		Noncriticized		Criticized performing	Criticized nonperforming
December 31, 2013
(in millions)
Top 25 industries(a)
Real Estate	$87,102	$62,964		$21,505		$2,286	$347	$178	$6	$(66)	$(125)
Banks & Finance Cos	66,881	56,675		9,707		431	68	14	(22)	(2,692)	(6,227)
Oil & Gas	46,934	34,708		11,779		436	11	34	13	(227)	(67)
Healthcare	45,910	37,635		7,952		317	6	49	3	(198)	(195)
Consumer Products	34,145	21,100		12,505		537	3	4	11	(149)	(1)
State & Municipal Govt(b)	35,666	34,563		826		157	120	40	1	(161)	(144)
Asset Managers	33,506	26,991		6,477		38	—	217	(7)	(5)	(3,191)
Utilities	28,983	25,521		3,045		411	6	2	28	(445)	(306)
Retail & Consumer Services	25,068	16,101		8,453		492	22	6	—	(91)	—
Central Govt	21,049	20,633		345		71	—	—	—	(10,088)	(1,541)
Technology	21,403	13,787		6,771		825	20	—	—	(512)	—
Machinery & Equipment Mfg	19,078	11,154		7,549		368	7	20	(18)	(257)	(8)
Metals/Mining	17,434	9,266		7,508		594	66	1	16	(621)	(36)
Transportation	13,975	9,683		4,165		100	27	10	8	(68)	—
Building Materials/Construction	12,901	5,701		6,354		839	7	15	3	(132)	—
Business Services	14,601	7,838		6,447		286	30	9	10	(10)	(2)
Media	13,858	7,783		5,658		315	102	6	36	(26)	(5)
Automotive	12,532	7,881		4,490		159	2	3	(3)	(472)	—
Telecom Services	13,906	9,130		4,284		482	10	—	7	(272)	(8)
Insurance	13,761	10,681		2,757		84	239	—	(2)	(98)	(1,935)
Securities Firms & Exchanges	10,035	4,208	(f)	5,806	(f)	14	7	1	(68)	(4,169)	(175)
Chemicals/Plastics	10,637	7,189		3,211		222	15	—	—	(13)	(83)
Agriculture/Paper Mfg	7,387	4,238		3,064		82	3	31	—	(4)	(4)
Aerospace/Defense	6,873	5,447		1,426		—	—	—	—	(142)	(1)
Leisure	5,331	2,950		1,797		495	89	5	—	(10)	(14)
All other(c)	201,298	180,460		19,911		692	235	1,249	(6)	(7,068)	(367)
Subtotal	$820,254	$634,287		$173,792		$10,733	$1,442	$1,894	$16	$(27,996)	$(14,435)
Loans held-for-sale and loans at fair value	13,301
Receivables from customers and other	26,744
Total	$860,299

(a)
The industry rankings presented in the table as of December 31, 2013, are based on the industry rankings of the corresponding exposures at March 31, 2014, not actual rankings of such exposures at December 31, 2013.

(b)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at March 31, 2014, and December 31, 2013, noted above, the Firm held: $7.1 billion and $7.9 billion, respectively, of trading securities; $26.2 billion and $29.5 billion, respectively, of AFS securities; and $7.7 billion and $920 million, respectively, of HTM securities, issued by U.S. state and municipal governments. For further information, see Note 3 and Note 11 on pages 86–97 and pages 113–116, respectively, of this Form 10-Q.

(c)
All other includes: individuals, private education and civic organizations; SPEs; and holding companies, representing approximately 67%, 21% and 5%, respectively, at March 31, 2014, and 64%, 22% and 5%, respectively, at December 31, 2013.

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

(f)	The prior period amounts have been revised to conform with the current period presentation.

Loans
In the normal course of its wholesale business, the Firm provides loans to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. For further discussion on loans, including information on credit quality indicators, see Note 13 on pages 119–139 of this Form 10-Q.
The Firm actively manages its wholesale credit exposure. One way of managing credit risk is through secondary market sales of loans and lending-related commitments. During the three months ended March 31, 2014 and 2013, the Firm sold $6.8 billion and $2.7 billion, respectively, of loans and lending-related commitments.
The following table presents the change in the nonaccrual loan portfolio for the three months ended March 31, 2014 and 2013.

Wholesale nonaccrual loan activity
Three months ended March 31,
(in millions)	2014	2013(a)
Beginning balance	$1,044	$1,717
Additions	242	455
Reductions:
Paydowns and other	239	348
Gross charge-offs	68	66
Returned to performing status	28	72
Sales	5	154
Total reductions	340	640
Net reductions	(98)	(185)
Ending balance	$946	$1,532

(a)	During 2013, certain loans that resulted from restructurings that were previously classified as performing were reclassified as nonperforming loans.
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three months ended March 31, 2014 and 2013. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs
(in millions, except ratios)	Three months ended March 31,
	2014	2013
Loans - reported
Average loans retained	$309,037	$303,919
Gross charge-offs	68	66
Gross recoveries	(55)	(31)
Net charge-offs	13	35
Net charge-off rate	0.02%	0.05%
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
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s likely actual future credit exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $222.8 billion and $218.9 billion as of March 31, 2014, and December 31, 2013, respectively.
Derivative contracts
In the normal course of business, the Firm uses derivative instruments predominantly for market-making activities. Derivatives enable customers to manage exposures to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its own credit exposure. For further discussion of derivative contracts, see Note 5 on pages 100–109 of this Form 10-Q.
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	Derivative receivables
	March 31, 2014	December 31, 2013
Interest rate	$28,537	$25,782
Credit derivatives	1,211	1,516
Foreign exchange	13,790	16,790
Equity	7,283	12,227
Commodity	8,451	9,444
Total, net of cash collateral	59,272	65,759
Liquid securities and other cash collateral held against derivative receivables	(13,089)	(14,435)
Total, net of collateral	$46,183	$51,324
Derivative receivables reported on the Consolidated Balance Sheets were $59.3 billion and $65.8 billion at March 31, 2014, and December 31, 2013, respectively. These amounts represent the fair value of the derivative contracts, after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other G7 government bonds) and other cash collateral held by the Firm aggregating $13.1 billion and

$14.4 billion at March 31, 2014, and December 31, 2013, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor.
In addition to the collateral described in the preceding paragraph, the Firm also holds additional collateral (primarily cash, G7 government securities, other liquid government-agency and guaranteed securities, and corporate debt and equity securities) delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Though this collateral does not reduce the balances and is not included in the table above, it is available as security against potential exposure that could arise should the fair value of the client’s derivative transactions move in the Firm’s favor. As of March 31, 2014, and December 31, 2013, the Firm held $31.7 billion and $29.0 billion, respectively, of this additional collateral. The derivative receivables fair value, net of all collateral, also does not include other credit enhancements, such as letters of credit. For additional information on the Firm’s use of collateral agreements, see Note 5 on pages 100–109 of this Form 10-Q.

The following table summarizes the ratings profile by derivative counterparty of the Firm’s derivative receivables, including credit derivatives, net of other liquid securities collateral, for the dates indicated.

Ratings profile of derivative receivables
Rating equivalent	March 31, 2014		December 31, 2013(a)
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
AAA/Aaa to AA-/Aa3	$13,471	29%	$12,953	25%
A+/A1 to A-/A3	10,468	23	12,930	25
BBB+/Baa1 to BBB-/Baa3	16,090	35	15,220	30
BB+/Ba1 to B-/B3	5,342	11	6,806	13
CCC+/Caa1 and below	812	2	3,415	7
Total	$46,183	100%	$51,324	100%

(a)	The prior period amounts have been revised to conform with the current period presentation.
As noted above, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s derivatives transactions subject to collateral agreements – excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity – was 87% as of March 31, 2014, largely unchanged compared with 86% as of December 31, 2013.
Credit derivatives
The Firm uses credit derivatives for two primary purposes: first, in its capacity as a market-maker; and second, as an end-user, to manage the Firm’s own credit risk associated with various exposures. For a detailed description of credit derivatives, see Credit derivatives in Note 5 on page 109 of this Form 10-Q, and Note 6 on pages 220–233 of JPMorgan Chase’s 2013 Annual Report.
Credit portfolio management activities
Included in end-user activities are credit derivatives used to mitigate the credit risk associated with traditional lending activities (loans and unfunded commitments) and derivatives counterparty exposure in the Firm’s wholesale businesses (collectively, “credit portfolio management” activities). Information on credit portfolio management activities is provided in the table below. For further information on derivatives used in credit portfolio management activities, see Credit derivatives in Note 5 on page 109 of this Form 10-Q, and Note 6 on pages 220–233 of JPMorgan Chase’s 2013 Annual Report.

Credit derivatives used in credit portfolio management activities
	Notional amount of protection purchased and sold (a)
(in millions)	March 31, 2014	December 31, 2013
Credit derivatives used to manage:
Loans and lending-related commitments	$3,191	$2,764
Derivative receivables	24,359	25,328
Total net protection purchased	27,550	28,092
Total net protection sold	96	96
Credit portfolio management derivatives notional, net	$27,454	$27,996

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.

COMMUNITY REINVESTMENT ACT EXPOSURE
The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of borrowers in all segments of their communities, including neighborhoods with low or moderate incomes. The Firm is a national leader in community development by providing loans, investments and community development services in communities across the United States.
At March 31, 2014, and December 31, 2013, the Firm’s CRA loan portfolio was approximately $20 billion and $18 billion, respectively. At March 31, 2014, and December 31, 2013, 46% and 50%, respectively, of the CRA portfolio were residential mortgage loans; 31% and 26%, respectively, were commercial real estate loans; 15% and 16%, respectively, were business banking loans; and 8%, for both periods, were other loans. CRA nonaccrual loans were 3% of the Firm’s total nonaccrual loans at both March 31, 2014, and December 31, 2013. Net charge-offs in the CRA portfolio were 1% and 2%, respectively, of the Firm’s net charge-offs for the three months ended March 31, 2014 and 2013.

ALLOWANCE FOR CREDIT LOSSES
JPMorgan Chase’s allowance for loan losses covers both the consumer (primarily scored) portfolio and wholesale (risk-rated) portfolio. The allowance represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also determines an allowance for wholesale and certain consumer lending-related commitments.
For a further discussion of the components of the allowance for credit losses and related management judgments, see Critical Accounting Estimates Used by the Firm on pages 76–78 of this Form 10-Q and Note 15 on pages 284–287 of JPMorgan Chase’s 2013 Annual Report.
At least quarterly, the allowance for credit losses is reviewed by the CRO, the CFO and the Controller of the Firm, and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of March 31, 2014, JPMorgan Chase deemed the allowance for credit losses to be appropriate and sufficient to absorb probable credit losses inherent in the portfolio.
The consumer, excluding credit card, allowance for loan losses decreased from December 31, 2013, largely due to the continued improvement in home prices and delinquency trends in the residential real estate portfolio and the run-off of the student loan portfolio. For additional information about delinquencies and nonaccrual loans in the consumer, excluding credit card, loan portfolio, see Consumer Credit Portfolio on pages 41–47 and Note 13 on pages 119–139 of this Form 10-Q.
The credit card allowance for loan losses decreased from December 31, 2013 due primarily to a reduction in the asset-specific allowance due to increased granularity of impairment estimates for loans modified in TDRs. For additional information about delinquencies in the credit card loan portfolio, see Consumer Credit Portfolio on pages 41–47 and Note 13 on pages 119–139 of this Form 10-Q.
The wholesale allowance was relatively unchanged, reflecting a generally favorable credit environment and stable credit quality trends.
The allowance for lending-related commitments for both the consumer, excluding credit card, and wholesale portfolios, which is reported in other liabilities, was $638 million and $705 million at March 31, 2014, and December 31, 2013, respectively.

Summary of changes in the allowance for credit losses
	2014				2013
Three months ended March 31,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$8,456	$3,795	$4,013	$16,264	$12,292	$5,501	$4,143	$21,936
Gross charge-offs	569	995	68	1,632	792	1,248	66	2,106
Gross recoveries	(201)	(107)	(55)	(363)	(184)	(166)	(31)	(381)
Net charge-offs	368	888	13	1,269	608	1,082	35	1,725
Write-offs of PCI loans(a)	61	—	—	61	—	—	—	—
Provision for loan losses	119	688	110	917	(37)	582	24	569
Other	1	(4)	(1)	(4)	(2)	(3)	5	—
Ending balance at March 31,	$8,147	$3,591	$4,109	$15,847	$11,645	$4,998	$4,137	$20,780
Impairment methodology
Asset-specific(b)	$607	$606	$144	$1,357	$771	$1,434	$228	$2,433
Formula-based	3,443	2,985	3,965	10,393	5,163	3,564	3,909	12,636
PCI	4,097	—	—	4,097	5,711	—	—	5,711
Total allowance for loan losses	$8,147	$3,591	$4,109	$15,847	$11,645	$4,998	$4,137	$20,780
Allowance for lending-related commitments
Beginning balance at January 1,	$8	$—	$697	$705	$7	$—	$661	$668
Provision for lending-related commitments	—	—	(67)	(67)	—	—	48	48
Other	—	—	—	—	—	—	—	—
Ending balance at March 31,	$8	$—	$630	$638	$7	$—	$709	$716
Impairment methodology
Asset-specific	$—	$—	$30	$30	$—	$—	$82	$82
Formula-based	8	—	600	608	7	—	627	634
Total allowance for lending-related commitments	$8	$—	$630	$638	$7	$—	$709	$716
Total allowance for credit losses	$8,155	$3,591	$4,739	$16,485	$11,652	$4,998	$4,846	$21,496
Memo:
Retained loans, end of period	$287,930	$121,512	$311,718	$721,160	$290,082	$121,865	$310,582	$722,529
Retained loans, average	288,547	122,946	309,037	720,530	291,588	123,564	303,919	719,071
PCI loans, end of period	51,606	—	6	51,612	58,437	—	9	58,446
Credit ratios
Allowance for loan losses to retained loans	2.83%	2.96%	1.32%	2.20%	4.01%	4.10%	1.33%	2.88%
Allowance for loan losses to retained nonaccrual loans(c)	111	NM	546	195	129	NM	332	202
Allowance for loan losses to retained nonaccrual loans excluding credit card	111	NM	546	151	129	NM	332	153
Net charge-off rates	0.52	2.93	0.02	0.71	0.85	3.55	0.05	0.97
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans	1.71	2.96	1.32	1.75	2.56	4.10	1.33	2.27
Allowance for loan losses to retained nonaccrual loans(c)	55	NM	546	145	66	NM	332	146
Allowance for loan losses to retained nonaccrual loans excluding credit card	55	NM	546	100	66	NM	332	98
Net charge-off rates	0.63%	2.93%	0.02%	0.77%	1.06%	3.55%	0.05%	1.06%

(a)
Write-offs of PCI loans are recorded against the allowance for loan losses when actual losses for a pool exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. Any write-offs of PCI loans are recognized when the underlying loan is removed from a pool (e.g., upon liquidation).

(b)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(c)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

Provision for credit losses
For the three months ended March 31, 2014, the provision for credit losses was $850 million, compared with $617 million in the prior year. The total consumer provision for credit losses was $807 million, compared with $545 million in the prior year. The current-quarter consumer provision reflected a $449 million reduction in the allowance for loan losses, compared with a $1.1 billion reduction in the prior year period. The decrease in the consumer allowance for loan loss reduction from the prior year was largely offset by lower charge-offs. The wholesale provision for credit losses remained relatively flat reflecting a generally favorable credit environment and stable credit quality trends.

	Three months ended March 31,
	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2014	2013	2014	2013	2014	2013
Consumer, excluding credit card	$119	$(37)	$—	$—	$119	$(37)
Credit card	688	582	—	—	688	582
Total consumer	807	545	—	—	807	545
Wholesale	110	24	(67)	48	43	72
Total provision for credit losses	$917	$569	$(67)	$48	$850	$617

MARKET RISK MANAGEMENT
Market risk is the potential for adverse changes in the value of the Firm’s assets and liabilities resulting from changes in market variables such as interest rates, foreign exchange rates, equity prices, commodity prices, implied volatilities or credit spreads. For a discussion of the Firm’s market risk management organization, risk identification and classification, and tools to measure risk, see Market Risk Management on pages 142–148 of JPMorgan Chase’s 2013 Annual Report. For a discussion of the Firm’s risk monitoring and control and market risk limits, see Limits on page 148 of JPMorgan Chase’s 2013 Annual Report.
Value-at-risk
JPMorgan Chase utilizes VaR, a statistical risk measure, to estimate the potential loss from adverse market moves in a normal market environment consistent with the day-to-day risk decisions made by the lines of business.
Since VaR is based on historical data, it is an imperfect measure of market risk exposure and potential losses, and it is not used to estimate the impact of stressed market conditions or to manage any impact from potential stress events. In addition, based on their reliance on available historical data, limited time horizons, and other factors, VaR measures are inherently limited in their ability to measure certain risks and to predict losses, particularly those associated with market illiquidity and sudden or severe shifts in market conditions. As VaR cannot be used to determine future losses in the Firm’s market risk positions, the Firm considers other metrics, such as economic-value stress testing and other techniques, as described further below, to capture and manage its market risk positions under stressed scenarios.

In addition, certain products, specific risk parameters are not captured in VaR due to the lack of inherent liquidity and availability of appropriate historical data. The Firm uses proxies to estimate the VaR for these and other products when daily time series are not available. It is likely that using an actual price-based time series for these products, if available, would affect the VaR results presented. The Firm uses alternative methods to capture and measure those risk parameters that are not otherwise captured in VaR, including economic-value stress testing, nonstatistical measures and risk identification for large exposures. For further information, see Market Risk Management on page 147 of the 2013 Annual Report.
The Firm’s VaR model calculations are continuously evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and other factors. Such changes will also affect historical comparisons of VaR results. Model changes go through a review and approval process by the Model Review Group prior to implementation into the operating environment. For further information, see Model risk on page 153 of the 2013 Annual Report.
The Firm’s Risk Management VaR is calculated assuming a one-day holding period and an expected tail-loss methodology which approximates a 95% confidence level. For risk management purposes, the Firm believes this methodology provides a stable measure of VaR that closely aligns to the day-to-day risk management decisions made by the lines of business and provides information to respond to risk events on a daily basis. The Firm also calculates a daily Regulatory VaR which is used to derive the Firm’s regulatory VaR-based capital requirements under Basel III. For further information regarding the key differences between Risk Management VaR and Regulatory VaR, see page 146 of the 2013 Annual Report. For additional information on Regulatory VaR and the other components of market risk regulatory capital (e.g. VaR-based measure, stressed VaR-based measure and the respective backtesting) for the Firm, see JPMorgan Chase’s “Regulatory Capital Disclosures – Market Risk Pillar 3 Report” which are available on the Firm’s website (http://investor.shareholder.com/jpmorganchase/basel.cfm) and Capital Management on pages 63-70 of this Form 10-Q and 160–167 of the 2013 Annual Report.

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level.

Total VaR	Three months ended March 31,
	2014						2013						At March 31,
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2014		2013
CIB trading VaR by risk type
Fixed income	$36		$33		$41		$55		$45		$62		$35		$49
Foreign exchange	7		4		10		7		6		10		7		7
Equities	14		10		23		13		9		16		11		12
Commodities and other	11		7		14		15		12		18		9		14
Diversification benefit to CIB trading VaR	(32)	(a)	NM	(b)	NM	(b)	(34)	(a)	NM	(b)	NM	(b)	(29)	(a)	(31)	(a)
CIB trading VaR	36		30		47		56		43		66		33		51
Credit portfolio VaR	13		10		17		15		14		18		12		15
Diversification benefit to CIB VaR	(7)	(a)	NM	(b)	NM	(b)	(9)	(a)	NM	(b)	NM	(b)	(7)	(a)	(12)	(a)
CIB VaR	42		34		54		62		47		74		38		54

Mortgage Banking VaR	5		3		10		19		14		24		10		14
Treasury and CIO VaR	5		4		6		11		7		14		5		7
Asset Management VaR	3		2		4		4		2		5		3		5
Diversification benefit to other VaR	(5)	(a)	NM	(b)	NM	(b)	(13)	(a)	NM	(b)	NM	(b)	(7)	(a)	(11)	(a)
Other VaR	8		5		13		21		15		28		11		15
Diversification benefit to CIB and other VaR	(8)	(a)	NM	(b)	NM	(b)	(10)	(a)	NM	(b)	NM	(b)	(11)	(a)	(8)	(a)
Total VaR	$42		$35		$53		$73		$59		$87		$38		$61

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

As presented in the table above, average Total VaR and average CIB VaR decreased for the three months ended March 31, 2014, when compared with the respective 2013 period. The decrease in CIB VaR was primarily driven by reduced risk in the synthetic credit portfolio. In addition, Total VaR decreased due to reduced exposure in Mortgage Banking and Treasury and CIO.
The Firm’s average Total VaR diversification benefit was $8 million or 16% of the sum for the three months ended March 31, 2014, compared with $10 million or 12% of the sum for the comparable 2013 period. In general, over the course of the year, VaR exposure can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR back-testing
The Firm evaluates the effectiveness of its VaR methodology by back-testing, which compares the daily Risk Management VaR results with the daily gains and losses recognized on market-risk related revenue.

Effective during the fourth quarter of 2013, the Firm revised its definition of market risk-related gains and losses to be consistent with the definition used by the banking regulators under Basel III. Under this definition market risk-related gains and losses are defined as: profits and losses on the Firm’s Risk Management positions, excluding fees, commissions, fair value adjustments, net interest income, and gains and losses arising from intraday trading.
The following chart compares the daily market risk-related gains and losses on the Firm’s Risk Management positions for the quarter ended March 31, 2014, under the revised definition. As the chart presents market risk-related gains and losses related to those positions included in the Firm’s Risk Management VaR, the results in the table below differ from the results of backtesting disclosed in the Firm’s Pillar III Market Risk report, which are based on Regulatory VaR applied to covered positions. The chart shows that for the quarter ended March 31, 2014, the Firm observed no VaR band breaks and posted gains on 47 of the 63 days in this period.

Daily Market Risk-Related Gains and Losses
vs. Risk Management VaR (1-day, 95% Confidence level)

Quarter ended March 31,2014

($millions)
Market Risk-Related Gains and Losses
Risk Management VaR
100
80
60
40
20
-
(20)
(40)
(60)
(80)
(100)
January 2014
February 2014
March 2014

Other risk measures
Along with VaR, other risk measures, including stress testing, nonstatistical risk measures, loss advisories, profit and loss drawdowns and risk identification for large exposures, are important tools in measuring and controlling risk. For further discussion on other risk measures, refer to page 147 of the 2013 Annual Report.

Earnings-at-risk
The VaR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s Consolidated Balance Sheets to changes in market variables. The effect of interest rate exposure on reported net income is also important as interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits and issuing debt.
The Firm conducts simulations of changes in structural interest rate-sensitive revenue under a variety of interest rate scenarios. Earnings-at-risk scenarios estimate the potential change in this revenue, and the corresponding impact to the Firm’s pretax core net interest income, over the following 12 months, utilizing multiple assumptions. These scenarios highlight exposures to changes in interest rates, pricing sensitivities on deposits, optionality and changes in product mix. The scenarios include forecasted balance sheet changes, as well as prepayment and reinvestment behavior. Mortgage prepayment assumptions are based on current interest rates compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience. The Firm’s earnings-at-risk scenarios are continuously evaluated and enhanced in response to changes in the composition of the Firm’s balance sheet, changes in market conditions, improvements in the Firm’s simulation and other factors.

JPMorgan Chase’s 12-month pretax core net interest income sensitivity profiles.
(Excludes the impact of trading activities and MSRs)
	Instantaneous change in rates
(in millions)	+200bps	+100bps	-100bps		-200bps
March 31, 2014	$4,765	$2,551	NM	(a)	NM	(a)

(a)
Downward 100- and 200-basis-points parallel shocks result in a federal funds target rate of zero and negative three- and six-month treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful.

The Firm’s benefit to rising rates is largely a result of reinvesting at higher yields and assets re-pricing at a faster pace than deposits.
Additionally, another interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month pretax core net interest income benefit of $502 million. The increase in core net interest income under this scenario reflects the Firm reinvesting at the higher long-term rates, with funding costs remaining unchanged.

COUNTRY RISK MANAGEMENT
Country risk is the risk that a sovereign event or action alters the value or terms of contractual obligations of obligors, counterparties and issuers, or adversely impacts markets related to a country. The Firm has a comprehensive country risk management framework for assessing country risks, determining risk tolerance, and measuring and monitoring direct country exposures in the Firm. The Country Risk Management group is responsible for developing guidelines and policy for managing country risk in both emerging and developed countries. The Country Risk Management group actively monitors the various portfolios giving rise to country risk with an objective of ensuring the Firm’s country risk exposures are diversified and that exposure levels are appropriate given the Firm’s strategy and risk tolerance relative to a country.
For a discussion of the Firm’s Country Risk Management organization, and country risk identification, measurement, monitoring and control, see pages 149–152 of JPMorgan Chase’s 2013 Annual Report.
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.). The selection of countries is based solely on the Firm’s largest total exposures by country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any actual or potentially adverse credit conditions.

Top 20 country exposures
	March 31, 2014
(in billions)	Lending(a)	Trading and investing(b)(c)	Other(d)	Total exposure
United Kingdom	$33.0	$44.6	$1.2	$78.8
Germany	15.2	25.3	—	40.5
France	13.7	18.8	—	32.5
Netherlands	5.4	22.1	2.2	29.7
Australia	7.3	12.3	—	19.6
Canada	12.7	5.5	0.6	18.8
China	12.0	4.3	0.6	16.9
India	6.1	7.1	0.1	13.3
Switzerland	7.2	2.1	2.2	11.5
Brazil	6.3	5.2	—	11.5
Hong Kong	2.9	3.8	3.4	10.1
Korea	4.9	4.1	—	9.0
Japan	4.8	4.0	—	8.8
Italy	3.8	5.0	—	8.8
Mexico	2.6	3.8	—	6.4
Sweden	1.6	4.7	—	6.3
Singapore	3.3	1.9	1.0	6.2
Spain	3.2	2.1	—	5.3
Luxembourg	2.5	1.3	1.1	4.9
Taiwan	2.6	2.2	—	4.8

(a)
Lending includes loans and accrued interest receivable, net of collateral and the allowance for loan losses, deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit. Excludes intra-day and operating exposures, such as from settlement and clearing activities.

(b)	Includes market-making inventory, securities held in AFS accounts, counterparty exposure on derivative and securities financings net of collateral and hedging.

(c)	Includes single-name and index and tranched credit derivatives for which one or more of the underlying reference entities is in a country listed in the above table.

(d)	Includes capital invested in local entities and physical commodity inventory.
The Firm’s country exposure to Russia was $4.7 billion at March 31, 2014. The Firm is closely monitoring events in Russia and the impact of current and potential new sanctions, and the uncertainty this situation is creating in the markets. The Firm is also focused on the economic impact of this situation to Russia’s financial condition, possible potential for contagion effects, and the impact that any potential sovereign downgrades or credit deterioration would have on the Firm’s credit portfolio, the allowance for loan losses and overall risk exposures.

OPERATIONAL RISK MANAGEMENT
Operational risk is the risk of loss resulting from inadequate or failed processes or systems, human factors or external events. For a discussion of JPMorgan Chase’s Operational Risk Management, see pages 155–157 of JPMorgan Chase’s 2013 Annual Report.
Cybersecurity
The Firm devotes significant resources to maintain and regularly update its systems and processes that are designed to protect the security of the Firm’s computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. The Firm and several other U.S. financial institutions continue to experience significant distributed denial-of-service attacks from technically sophisticated and well-resourced unauthorized parties which are intended to disrupt online banking services. The Firm is also regularly targeted by unauthorized parties using malicious code and viruses, and has also experienced other attempts to breach the security of the Firm’s systems and data which, in certain instances, have resulted in unauthorized access to customer account data. The Firm has established, and continues to establish, defenses on an ongoing basis to mitigate these attacks, and these cyberattacks have not, to date, resulted in any material disruption to the Firm’s operations or material harm to the Firm’s customers, and have not had a material adverse effect on the Firm’s results of operations.
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
The Firm is working with appropriate government agencies and other businesses, including the Firm’s third-party service providers, to continue to enhance defenses and improve resiliency to cybersecurity threats.

CAPITAL MANAGEMENT
The following discussion of JPMorgan Chase’s capital management highlights developments since December 31, 2013, and should be read in conjunction with Capital Management on pages 160–167 of JPMorgan Chase’s 2013 Annual Report.
A strong capital position is essential to the Firm’s business strategy and competitive position. The Firm’s capital strategy focuses on long-term stability, which enables the Firm to build and invest in market-leading businesses, even in a highly stressed environment.
The Firm uses three primary capital disciplines:

•	Regulatory capital

•	Economic risk capital

•	Line of business equity
Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.
The U.S. capital requirements follow the Capital Accord of the Basel Committee, as amended from time to time. Prior to January 1, 2014, the Firm and its banking subsidiaries were subject to the capital requirements of Basel I and Basel 2.5. Effective January 1, 2014, the Firm became subject to Basel III which incorporates Basel 2.5.
Basel III overview
For U.S. bank holding companies and banks, Basel III is comprised of a Standardized approach and an Advanced approach. Basel III, among other things, revises the definition of capital and introduces a new common equity Tier 1 capital requirement (“Tier 1 common”); presents two comprehensive methodologies for calculating risk-weighted assets (“RWA”), a general (Standardized) approach, which replaces Basel I RWA (“Basel III Standardized”) and an advanced approach which replaces Basel II RWA(“Basel III

Advanced”); and sets out minimum capital ratios and overall capital adequacy standards. Certain of the requirements of Basel III are subject to phase-in periods commencing January 1, 2014 through 2019 (“Transitional period”) as described below. For large and internationally active banks, including the Firm and its insured depository institution (“IDI”) subsidiaries, both Basel III Standardized and Basel III Advanced became effective commencing January 1, 2014.
Definition of capital
Basel III revises Basel I and II by narrowing the definition of capital and increasing the capital requirements for specific exposures. Tier 1 common capital is defined as Tier 1 capital less elements of Tier 1 capital not in the form of common equity, such as perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred securities. The revisions to Tier 1 common, Tier 1 capital and Tier 2 capital are subject to phase-in periods from 2014 to 2019, and during that period, Tier 1 common, Tier 1 capital and Tier 2 capital represent Basel III Transitional capital.
Risk-weighted assets
Basel III lays out two comprehensive methodologies for calculating RWA, a Standardized approach and an Advanced approach. Key differences in the calculation of RWA between the Standardized and Advanced approaches include: (1) for Basel III Advanced, credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas for Basel III Standardized, RWA is generally based on supervisory risk-weightings which vary only by counterparty type and asset class; and (2) Basel III Advanced includes RWA for operational risk, whereas Basel III Standardized does not.
Supplementary leverage ratio (“SLR”)
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to calculate a supplementary leverage ratio. For additional information on SLR, see pages 67-68 of this Form 10-Q.

Capital ratios
The basis of calculation for the Firm’s capital ratios (both risk-based and leverage) under Basel III during the transitional period and when fully phased-in, are shown in the below table.

	Transitional period				Fully phased-in
	1Q14	2Q14 – 4Q14	2015 – 2017	2018	2019+

Capital (Numerator)	Basel III Transitional Capital				Basel III Capital

RWA (Denominator)	Standardized Approach	Basel I with 2.5(c)	Basel III Standardized

	Advanced Approach(a)	Basel III Advanced

Leverage (Denominator)	Leverage	Adjusted average assets

	Supplementary leverage(b)		Average assets + certain off-balance sheet exposures

(a)	Public reporting of Basel III Advanced capital ratios commences as of June 30, 2014.

(b)	Beginning in 2015, the Firm will report its SLR to its regulators under an observation period. Beginning in 2018, the Firm will be required to publicly disclose its SLR.

(c)	Defined as Basel III Standardized Transitional.

Prior to full implementation of Basel III Advanced, the Firm was required to complete a qualification period (“parallel run”) during which it needed to demonstrate that it met the requirements of the rule to the satisfaction of its U.S. banking regulators. On February 21, 2014, the Federal Reserve and the OCC informed the Firm and its national bank subsidiaries that they had satisfactorily completed the parallel run requirements and were approved to calculate capital under Basel III Advanced, in addition to Basel III Standardized, as of April 1, 2014.

In addition, as a result of becoming subject to Basel III and its exit from “parallel run”, the capital adequacy of the Firm and its national bank subsidiaries will be evaluated against the Basel III approach (Standardized or Advanced) that results, for each quarter, in the lower ratio, as required by the Collins Amendment of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

A reconciliation of total stockholders’ equity to Tier 1 common, Tier 1 capital and Total qualifying capital is presented in the table below.

Risk-based capital components and assets
	Basel III Transitional	Basel I
(in millions)	March 31, 2014	December 31, 2013
Total stockholders’ equity	$219,655	$211,178
Less: Preferred stock	15,083	11,158
Common stockholders’ equity	204,572	200,020
Accumulated other comprehensive income subject to transition and excluded from Tier 1 common	(1,885)	(1,337)
Less:
Goodwill(a)	45,297	45,320
Other intangible assets(a)	264	2,012
Adjustment related to FVA/DVA on structured notes and OTC derivatives	122	1,300
Other Tier 1 common adjustments	130	1,164
Tier 1 common	156,874	148,887
Preferred stock	15,083	11,158
Hybrid securities and noncontrolling interests(b)	2,672	5,618
Less:
Adjustment related to FVA/DVA on structured notes and OTC derivatives	490	—
Other additional Tier 1 adjustments	708	—
Total Tier 1 capital	173,431	165,663
Long-term debt and other instruments qualifying as Tier 2	16,792	16,695
Qualifying allowance for credit losses	15,541	16,969
Hybrid securities and noncontrolling interests(b)	2,672	—
Other	(6)	(41)
Total Tier 2 capital	34,999	33,623
Total qualifying capital	$208,430	$199,286
Credit risk RWA	$1,242,823	$1,223,147
Market risk RWA	$195,531	$164,716
Total RWA	$1,438,354	$1,387,863
Total adjusted average assets(c)	$2,355,690	$2,343,713

(a)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

(b)
Primarily includes trust preferred securities (“TruPS”) of certain business trusts . Under Basel III, in 2014, one-half of the TruPS balance is excluded from Tier 1 capital but included as Tier 2 capital. Upon full phase-in of Basel III (effective January 1, 2022) TruPS will no longer qualify as capital for regulatory capital purposes.

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

Capital rollforward
The following table presents the changes in Tier 1 common, Tier 1 capital and Tier 2 capital for the three months ended March 31, 2014.

Three months ended March 31, (in millions)	2014
Basel I Tier 1 common at December 31, 2013	$148,887
Net income applicable to common equity	5,047
Dividends declared on common stock	(1,485)
Net issuance of treasury stock	1,119
Changes in capital surplus	(1,205)
Adjustment related to FVA/DVA on structured notes and OTC derivatives	688
Other	32
Effect of rule changes (implementation of Basel III Transitional)	3,791
Increase in Tier 1 common	7,987
Basel III Transitional Tier 1 common at March 31, 2014	$156,874

Basel I Tier 1 capital at December 31, 2013	$165,663
Change in Tier 1 common	7,987
Net issuance of noncumulative perpetual preferred stock	3,925
Redemption of qualifying trust preferred securities	(1)
Other	62
Effect of rule changes (implementation of Basel III Transitional)	(4,205)
Increase in Tier 1 capital	7,768
Basel III Transitional Tier 1 capital at March 31, 2014	$173,431

Basel I Tier 2 capital at December 31, 2013	$33,623
Effect of rule changes (implementation of Basel III Transitional)	2,795
Change in long-term debt and other instruments qualifying as Tier 2	9
Change in allowance for credit losses	(1,428)
Increase in Tier 2 capital	1,376
Basel III Transitional Tier 2 capital at March 31, 2014	$34,999
Basel III Transitional Total capital at March 31, 2014	$208,430

RWA rollforward
The following table presents the changes in the credit risk and market risk components of RWA under Basel III Standardized Transitional for the three months ended March 31, 2014. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Three months ended March 31, 2014
(in billions)	Credit risk RWA	Market risk RWA	Total RWA
Basel I RWA at December 31, 2013	$1,223	$165	$1,388
Rule changes(a)	12	—
Model & data changes(b)	8	42
Portfolio runoff(c)	(2)	(16)
Movement in portfolio levels(d)	1	5
Increase in RWA	19	31	50
Basel III Standardized Transitional RWA at March 31, 2014	$1,242	$196	$1,438

(a)	Rule changes refer to movements in RWA as a result of changes in regulations, in particular, the implementation of Basel III Standardized Transitional effective January 1, 2014.

(b)	Model & data changes refer to movements in RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).

(c)
Portfolio runoff for credit risk RWA reflects lower loan balances in Mortgage Banking and for market risk RWA reflects reduced risk from position rolloffs, including changes in the synthetic credit portfolio.

(d)
Movement in portfolio levels for credit risk RWA refers to changes in book size, composition, credit quality, and market movements; and for market risk RWA, refers to changes in position and market movements.

The following table presents the capital ratios for JPMorgan Chase at March 31, 2014, and December 31, 2013.

	Basel III Standardized Transitional	Basel I
	March 31, 2014	December 31, 2013	Minimum capital ratios(a)	Well-capitalized ratios(b)
Risk-based capital ratios:
Tier 1 common	10.9%	10.7%	4.0%	N/A	(c)
Tier 1 capital	12.1	11.9	5.5	6.0%
Total capital	14.5	14.4	8.0	10.0
Leverage ratio:
Tier 1 leverage	7.4	7.1	4.0	5.0

(a)	Represents the minimum capital ratios for 2014 applicable to the Firm under Basel III.

(b)	Represents the minimum capital ratios for 2014 applicable to the Firm under the Prompt Corrective Action (“PCA”) requirements of the FDIC Improvement Act (“FDICIA”).

(c)
Beginning January 1, 2015, Basel III Transitional Tier 1 common and the Basel III Standardized Transitional Tier 1 common ratio become relevant capital measures under the prompt corrective action requirements as defined by the regulations.

At March 31, 2014, and December 31, 2013, JPMorgan Chase maintained Basel III Standardized Transitional and Basel I Tier 1 and Total capital ratios, respectively, in excess of the well-capitalized standards established by the Federal Reserve as described below.
Additional information regarding the Firm’s capital ratios and the U.S. federal regulatory capital standards to which the Firm is subject is presented in Note 20 on page 154 of this Form 10-Q and the Supervision and Regulation section of JPMorgan Chase’s 2013 10-K. For further information on the Firm’s Basel III measures and additional market risk disclosures, see the Firm’s consolidated Basel III Market Risk Pillar 3 Reports which are available on the Firm’s website (http://investor.shareholder.com/jpmorganchase/basel.cfm) within 40 days after March 31, 2014.
Risk-based capital regulatory minimums
Basel III rules include minimum capital ratio requirements that are subject to phase-in periods and will become fully phased-in beginning January 1, 2019.
In addition to the regulatory minimum capital requirements, global systemically important banks (“GSIBs”) will be required to maintain additional amounts of capital ranging from 1% to 2.5% across all tiers of regulatory capital. In November 2013, the Financial Stability Board (“FSB”) indicated that it would require the Firm to hold the additional 2.5% of capital; the requirement will be phased-in beginning in 2016. The Basel Committee has stated that certain GSIBs could in the future be required to hold as much as 3.5% additional capital if they were to take actions that further increase their systemic importance. Currently, no GSIB is required to hold more than an additional 2.5% of capital.
Further, certain banking organizations, including the Firm, will be required to hold an additional 2.5% of Tier 1 common capital to serve as a “capital conservation buffer.” The capital conservation buffer is intended to be used to absorb potential losses in times of financial or economic stress; if not maintained, the Firm will be limited in the amount of capital that can be distributed, including dividends and stock repurchases. The capital conservation buffer will be phased in beginning in 2016.
Consequently, beginning January 1, 2019, the effective minimum Basel III Tier 1 common ratio requirement for the Firm will be 9.5%, comprised of the minimum ratio of 4.5% plus the 2.5% GSIB requirement and the 2.5% capital conservation buffer.
Basel III also establishes a 6.5% Tier I common equity standard for the definition of “well capitalized” under the Prompt Corrective Action (“PCA”) requirements of the FDIC Improvement Act (“FDICIA”). The Tier I common equity standard is effective beginning with the first quarter of 2015.

Basel III fully phased-in
The Firm estimates that its Tier 1 common ratio under Basel III Advanced, on a fully phased-in basis (“Basel III Advanced Fully Phased-In”) would be 9.6% as of March 31, 2014. The Firm’s Tier 1 common ratio under Basel III Standardized, on a fully phased-in basis (“Basel III Standardized Fully Phased-In”) is also estimated at 9.6% as of March 31, 2014.
Additionally, the Firm estimates that its Basel III Advanced Fully Phased-In Tier 1 capital and Basel III Standardized Fully Phased-In Tier 1 capital ratios would both be 10.5% as of March 31, 2014.
The Tier 1 common and Tier 1 capital ratios under Basel III Advanced Fully Phased-In and Basel III Standardized Fully Phased-In are non-GAAP financial measures. However, such measures are used by bank regulators, investors and analysts to assess the Firm’s capital position and to compare the Firm’s capital to that of other financial services companies.
The following table presents a comparison of the Firm’s Basel III Standardized Transitional Tier 1 common compared to Basel III Advanced Fully Phased-In Tier 1 common, as well as the Firm’s Basel III Advanced Fully Phased-In RWA, a non-GAAP financial measure. The table also shows the Firm’s Basel III Advanced Fully Phased-In Tier 1 common ratio.

March 31, 2014 (in millions, except ratios)
Basel III Transitional Tier 1 common	$156,874
Adjustments related to AOCI	1,885
Deduction for deferred tax asset related to net operating loss and foreign tax credit carryforwards	(573)
All other adjustments	(1,815)
Estimated Basel III Fully Phased-In Tier 1 common	$156,371
Estimated Basel III Advanced Fully Phased-In RWA	$1,637,140
Estimated Basel III Advanced Fully Phased-In Tier 1 common ratio	9.6%
Supplementary leverage ratio
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to calculate a supplementary leverage ratio. The SLR, a non-GAAP financial measure, is defined as Tier 1 capital under Basel III divided by the Firm’s total leverage exposure. Total leverage exposure is calculated by taking the Firm’s total average on-balance sheet assets, less amounts permitted to be deducted for Tier 1 capital, and adding certain off-balance sheet exposures, such as undrawn commitments and derivatives potential future exposure.
The U.S. banking agencies have issued proposed rulemaking relating to the SLR that would require U.S. bank holding companies, including JPMorgan Chase, to have a minimum SLR of at least 5% and IDIs, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., to have a minimum SLR of at least 6%. The SLR for the Firm and its IDI subsidiaries will become effective beginning on January 1, 2018. On January 12, 2014, the Basel Committee issued a revised framework for the calculation of the denominator of the SLR. The Firm expects the Basel Committee’s revisions to be adopted by the U.S. banking agencies prior to the effective date of the SLR. On April 8, 2014, the U.S. banking regulators issued an Notice of Proposed Rulemaking (“NPR”) for calculating the SLR.
The Firm estimates, based on its current understanding of the U.S. rules, including the NPR, and the revised Basel framework, that if the rules were in effect at March 31, 2014, the Firm’s SLR would have been approximately 5.1% and JPMorgan Chase Bank, N.A.’s SLR would have been approximately 5.3% at that date.
The Firm’s estimates of its Basel III Advanced Fully Phased-In Tier 1 common and Tier 1 capital ratios and of the Firm’s and JPMorgan Chase Bank, N.A.’s SLR reflect its current understanding of the U.S. Basel III rules based on the current published rules and on the application of such rules to its businesses as currently conducted. The actual impact on the Firm’s capital and SLR ratios as of the effective date of the rules may differ from the Firm’s current estimates depending on changes the Firm may make to its businesses in the future, further implementation guidance from the regulators, and regulatory approval of certain of the Firm’s internal risk models (or, alternatively, regulatory disapproval of the Firm’s internal risk models that have previously been conditionally approved).
Comprehensive Capital Analysis and Review (“CCAR”)
The Federal Reserve requires large bank holding companies, including the Firm, to submit a capital plan on an annual basis. The Federal Reserve uses the CCAR and Dodd-Frank Act stress test processes to ensure that large bank holding companies have sufficient capital during periods of economic and financial stress, and have robust, forward-looking capital assessment and planning processes in place that address each bank holding company’s unique risks to enable them to have the ability to absorb losses under certain stress scenarios. Through the CCAR, the Federal Reserve evaluates each bank holding company’s capital adequacy and internal capital adequacy assessment processes, as well as its plans to make capital distributions, such as dividend payments or stock repurchases.
For the 2014 CCAR process, the Federal Reserve introduced, in addition to the Basel I Tier 1 common standards, a Basel III Tier 1 common regulatory minimum of 4% for 2014 projections and 4.5% for 2015 projections.
On March 26, 2014, the Federal Reserve informed the Firm that it did not object, on either a quantitative or qualitative basis, to the Firm’s 2014 capital plan.
Regulatory capital outlook
The Firm’s capital targets and minimums are calibrated to the U.S. Basel III requirements. The Firm’s key Basel III Advanced Fully Phased-In target ratios are 10%+ for the Tier 1 common ratio and 11%+ for the Tier 1 capital ratio, both by the end of 2014. These long-term target levels will enable the Firm to retain market access, continue the Firm’s strategy to invest in and grow its businesses; and, maintain flexibility to distribute excess capital. The Firm intends to manage its capital so that it achieves the required capital levels and composition during the Basel III transition period, in line with, or ahead of, the required timetables.
Economic risk capital
Economic risk capital is another of the disciplines the Firm uses to assess the capital required to support its businesses. Economic risk capital is a measure of the capital needed to cover JPMorgan Chase’s business activities in the event of unexpected losses. The Firm measures economic risk capital using internal risk-assessment methodologies and models based primarily on four risk factors: credit, market, operational and private equity risk and considers factors, assumptions and inputs that differ from those required to be used for regulatory capital requirements. Accordingly, economic risk capital provides a complementary measure to regulatory capital. As economic risk capital is a separate component of the capital framework for Advanced Approach banking organizations under Basel III, the Firm is currently in the process of enhancing its economic risk capital framework to address Basel III rules.
Line of business equity
Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, considering capital levels for similarly rated peers, regulatory capital requirements (as estimated under Basel III Advanced Fully Phased-In) and economic risk measures. Capital is also allocated to each line of business for, among other things, goodwill and other intangibles associated with acquisitions effected by the line of business. ROE is measured and internal targets for expected returns are established as key measures of a business segment’s performance.

Line of business equity
(in billions)	March 31, 2014	December 31, 2013
Consumer & Community Banking	$51.0	$46.0
Corporate & Investment Bank	61.0	56.5
Commercial Banking	14.0	13.5
Asset Management	9.0	9.0
Corporate/Private Equity	69.6	75.0
Total common stockholders’ equity	$204.6	$200.0

Line of business equity	Quarterly average
(in billions)	1Q14	4Q13	1Q13
Consumer & Community Banking	$51.0	$46.0	$46.0
Corporate & Investment Bank	61.0	56.5	56.5
Commercial Banking	14.0	13.5	13.5
Asset Management	9.0	9.0	9.0
Corporate/Private Equity	66.8	71.4	69.7
Total common stockholders’ equity	$201.8	$196.4	$194.7

Effective January 1, 2014, the Firm revised the capital allocated to certain businesses and will continue to assess the level of capital required for each line of business, as well as the assumptions and methodologies used to allocate capital to the business segments. Further refinements may be implemented in future periods.
Capital actions
Dividends
The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired dividend payout ratio, capital objectives, and alternative investment opportunities.
The Firm’s current expectation is to continue to target a payout ratio of approximately 30% of normalized earnings over time. Following the Federal Reserve’s release of the 2014 CCAR results, the Firm announced that its Board of Directors intends to increase the quarterly common stock dividend to $0.40 per share, effective the second quarter of 2014. The Firm’s dividends will be subject to the Board of Directors’ approval at the customary times those dividends are declared.
At March 31, 2014, the Firm had outstanding 59.8 million warrants to purchase shares of common stock of the Firm. The warrants are exercisable, in whole or in part, at any time and from time to time until October 28, 2018 at a current exercise price of $42.42 per share. The number of shares issuable upon the exercise of each warrant and the exercise price is subject to adjustment upon the occurrence of certain events, including, but not limited to, the extent regular quarterly cash dividends exceed $0.38 per share. Upon the declaration of a dividend in the second quarter of 2014 in an amount in excess of $0.38 per share, the exercise price and the number of shares issuable upon the exercise may be adjusted in accordance with the terms of the warrants.
For information regarding dividend restrictions, see Note 22 and Note 27 on page 309 and page 316, respectively, of JPMorgan Chase’s 2013 Annual Report.
Preferred stock
During the three months ended March 31, 2014, the Firm issued $3.9 billion of noncumulative preferred stock. For additional information on the Firm’s preferred stock, see Note 2 on page 86 of this Form 10-Q and Note 22 on page 309 of JPMorgan Chase’s 2013 Annual Report.
Common equity
On March 13, 2012, the Board of Directors authorized a $15.0 billion common equity (i.e., common stock and warrants) repurchase program. The amount of equity that may be repurchased by the Firm is also subject to the amount that is set forth in the Firm’s annual capital plan submitted to the Federal Reserve as part of the CCAR process. In conjunction with the Federal Reserve’s release of its 2014 CCAR results, the Firm’s Board of Directors has authorized the Firm to repurchase $6.5 billion of common equity between April 1, 2014, and March 31, 2015. This authorization includes shares repurchased to offset issuances under the Firm’s equity-based compensation plans.
The following table sets forth the Firm’s repurchases of common equity for the three months ended March 31, 2014 and 2013, on a trade-date basis. As of March 31, 2014, $8.2 billion of authorized repurchase capacity remained under the $15.0 billion repurchase program. There were no warrants repurchased during the three months ended March 31, 2014 and 2013.

Three months ended (in millions)	March 31, 2014	March 31, 2013
Total number of shares of common stock repurchased	7	54
Aggregate purchase price of common stock repurchases	$400	$2,600
In addition, the Firm issued, on a settlement date basis, 35 million and 39 million shares of treasury stock for the three months ended March 31, 2014 and 2013, respectively, for employee benefits and compensation plans and employee stock purchase plans. The net impact of employee issuances on stockholders’ equity was $325 million and $149 million for the three months ended March 31, 2014 and 2013, respectively. The impact is driven by the cost of equity compensation awards that is recognized over the applicable vesting periods. This cost is offset by the tax impacts upon distributions and exercises of equity compensation.
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
For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 5: Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities on pages 20–21 of JPMorgan Chase’s 2013 Form 10-K.

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
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At March 31, 2014, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $12.4 billion, exceeding the minimum requirement by $10.2 billion, and JPMorgan Clearing’s net capital was $7.4 billion, exceeding the minimum requirement by $5.5 billion.

In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of March 31, 2014, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
J.P. Morgan Securities plc is a wholly owned subsidiary of JPMorgan Chase Bank, N.A. and is the Firm’s principal operating subsidiary in the U.K. It has authority to engage in banking, investment banking and broker-dealer activities. J.P. Morgan Securities plc is jointly regulated by the U.K. Prudential Regulation Authority (“PRA”) and Financial Conduct Authority (“FCA”). Commencing January 1, 2014, J.P. Morgan Securities plc is subject to the U.K. Basel III capital rules. At March 31, 2014, J.P. Morgan Securities plc had total capital of $27.8 billion, or a Total capital ratio of 12.1%, which exceeded the 9.1% minimum standard applicable to it under U.K. Basel III capital rules.

LIQUIDITY RISK MANAGEMENT
Liquidity risk management is intended to ensure that the Firm has the appropriate amount, composition and tenor of funding and liquidity in support of its assets. The primary objectives of effective liquidity management are to ensure that the Firm’s core businesses are able to operate in support of client needs and meet contractual and contingent obligations through normal economic cycles, as well as during market stress events, and to maintain debt ratings that enable the Firm to optimize its funding mix and liquidity sources while minimizing costs. The following discussion of JPMorgan Chase’s Liquidity Risk Management should be read in conjunction with pages 168–173 of JPMorgan Chase’s 2013 Annual Report.
Management considers the Firm’s liquidity position to be strong as of March 31, 2014, and believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.
LCR and NSFR
In December 2010, the Basel Committee introduced two new measures of liquidity risk: the liquidity coverage ratio (“LCR”), which is intended to measure the amount of “high-quality liquid assets” (“HQLA”) held by the Firm in relation to estimated net cash outflows within a 30-day period during an acute stress event; and the net stable funding ratio (“NSFR”) which is intended to measure the “available” amount of stable funding relative to the “required” amount of stable funding over a one-year horizon. The standards require that the LCR be no lower than 100% and the NSFR be greater than 100%.
In January 2013, the Basel Committee introduced certain amendments to the formulation of the LCR, and a revised timetable to phase in the standard. The LCR will become effective on January 1, 2015, but the minimum requirement will begin at 60%, increasing in equal annual increments to reach 100% on January 1, 2019. At March 31, 2014, the Firm was compliant with the fully phased-in Basel III LCR standard.
On October 24, 2013, the U.S. banking regulators released a proposal to implement a U.S. quantitative liquidity requirement consistent with, but more conservative than, Basel III LCR for large banks and bank holding companies(“U.S. LCR”). The proposal also provides for an accelerated transition period compared with current requirements under the Basel III LCR rules. At March 31, 2014, the Firm was also compliant with the fully phased-in U.S. LCR based on its current understanding of the proposed rules.

The Firm’s LCR may fluctuate from period-to-period due to normal flows from client activity.
Funding
Sources of funds
The Firm funds its global balance sheet through diverse sources of funding, including a stable deposit franchise as well as secured and unsecured funding in the capital markets. The Firm’s loan portfolio, aggregating approximately $731.0 billion at March 31, 2014, is funded with a portion of the Firm’s deposits (aggregating approximately $1,282.7 billion at March 31, 2014), and through securitizations and, with respect to a portion of the Firm’s real estate-related loans, with secured borrowings from the Federal Home Loan Banks. Deposits in excess of the amount utilized to fund loans are primarily invested in the Firm’s investment securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics. Capital markets secured financing assets and trading assets are primarily funded by the Firm’s capital markets secured financing liabilities, trading liabilities and a portion of the Firm’s long-term debt and equity.
In addition to funding capital markets assets, proceeds from the Firm’s debt and equity issuances are used to fund certain loans, and other financial and non-financial assets, or may be invested in the Firm’s investment securities portfolio. See the discussion below for additional disclosures relating to Deposits, Short-term funding, and Long-term funding and issuance.
Deposits
A key strength of the Firm is its diversified deposit franchise, through each of its lines of business, which provides a stable source of funding and limits reliance on the wholesale funding markets. The Firm’s loans-to-deposits ratio was 57% at both March 31, 2014, and December 31, 2013.
As of March 31, 2014, total deposits for the Firm were $1,282.7 billion, compared with $1,287.8 billion at December 31, 2013 (57% and 58% of total liabilities at March 31, 2014, and December 31, 2013, respectively). The decrease was the result of lower wholesale deposits, largely offset by higher consumer deposits. For further information, see Balance Sheet Analysis on pages 12–13 of this Form 10-Q.

The Firm typically experiences higher customer deposit inflows at period-ends. Therefore, the Firm believes average deposit balances are more representative of deposit trends. The table below summarizes, by line of business, the deposits balance as of March 31, 2014, and December 31, 2013, respectively, as well as average deposits for the three months ended March 31, 2014 and 2013, respectively.

			Three months ended March 31,
Deposits	March 31,	December 31,	Average
(in millions)	2014	2013	2014	2013
Consumer & Community Banking	$487,674	$464,412	$471,581	$441,335
Corporate & Investment Bank	424,058	446,237	411,222	356,473
Commercial Banking	199,951	206,127	188,786	182,197
Asset Management	147,760	146,183	149,432	139,441
Corporate/Private Equity	23,262	24,806	23,258	24,337
Total Firm	$1,282,705	$1,287,765	$1,244,279	$1,143,783
A significant portion of the Firm’s deposits are consumer deposits (38% and 36% at March 31, 2014, and December 31, 2013, respectively), which are considered more stable as they are less sensitive to interest rate changes or market volatility. Additionally, the majority of the Firm’s wholesale deposits are also considered to be stable sources of funding since they are generated from customers that maintain operating service relationships with the Firm. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 18–38 and pages 12–13, respectively, of this Form 10-Q.
The following table summarizes short-term and long-term funding, excluding deposits, as of March 31, 2014, and December 31, 2013, and average balances for the three months ended March 31, 2014 and 2013, respectively. For additional information, see the Balance Sheet Analysis on pages 12–13 and Note 12 on pages 117–118 of this Form 10-Q.

	March 31, 2014	December 31, 2013	Three months ended March 31,
Sources of funds (excluding deposits)			Average
(in millions)			2014	2013
Commercial paper:
Wholesale funding	$18,152	$17,249	$19,026	$17,489
Client cash management	42,673	40,599	39,656	35,595
Total commercial paper	$60,825	$57,848	$58,682	$53,084

Other borrowed funds	$31,951	$27,994	$29,432	$27,548

Securities loaned or sold under agreements to repurchase:
Securities sold under agreements to repurchase	$188,791	$155,808	$172,737	$219,284
Securities loaned	23,298	19,509	22,742	26,827
Total securities loaned or sold under agreements to repurchase(a)(b)(c)	$212,089	$175,317	$195,479	$246,111

Total senior notes	$141,572	$135,754	$137,699	$135,639
Trust preferred securities	5,461	5,445	5,456	10,389
Subordinated debt	29,086	29,578	29,404	26,480
Structured notes	29,943	28,603	28,940	30,250
Total long-term unsecured funding	$206,062	$199,380	$201,499	$202,758

Credit card securitization	$27,061	$26,580	$27,557	$28,334
Other securitizations(d)	3,161	3,253	3,242	3,665
FHLB advances	61,867	61,876	61,304	45,334
Other long-term secured funding(e)	6,583	6,633	6,600	6,235
Total long-term secured funding	$98,672	$98,342	$98,703	$83,568

Preferred stock(f)	$15,083	$11,158	$13,556	$9,608
Common stockholders’ equity(f)	$204,572	$200,020	$201,797	$194,733

(a)	Excludes federal funds purchased.

(b)
Excluded long-term structured repurchase agreements of $4.5 billion and $4.6 billion as of March 31, 2014, and December 31, 2013, respectively, and average balance of $4.7 billion and $3.3 billion for the three months ended March 31, 2014 and 2013, respectively.

(c)
Excluded long-term securities loaned of $483 million as of December 31, 2013; there were no long-term securities loaned as of March 31, 2014. Excluded average balances of $97 million and $456 million for the three months ended March 31, 2014 and 2013, respectively.

(d)
Other securitizations includes securitizations of residential mortgages and student loans. The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table.

(e)	Includes long-term structured notes which are secured.

(f)
For additional information on preferred stock and common stockholders’ equity see Capital Management on pages 63–70 and the Consolidated Statements of Changes in Stockholders’ Equity on page 83 of this Form 10-Q, and Note 22 on page 309 and Note 23 on page 310 of JPMorgan Chase’s 2013 Annual Report.

Short-term funding
A significant portion of the Firm’s total commercial paper liabilities, approximately 70% as of March 31, 2014, are not sourced from wholesale funding markets, but were originated from deposits that customers choose to sweep into commercial paper liabilities as a cash management program offered to customers of the Firm.
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. Securities loaned or sold under agreements to repurchase are secured predominantly by high-quality securities collateral, including government-issued debt, agency debt and agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under purchase agreements. The amount of securities loaned or sold under agreements to repurchase at March 31, 2014, compared with the balance at December 31, 2013, increased due to higher financing of the Firm’s trading assets-debt and equity instruments, and a change in the mix of the Firm’s funding sources. The decrease in average balance for the three months ended March 31, 2014, compared with March 31, 2013, was due to a change in the mix of the Firm’s funding sources. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment and market-making portfolios); and other market and portfolio factors.
Long-term funding and issuance
Long-term funding provides additional sources of stable funding and liquidity for the Firm. The Firm’s long-term funding plan is driven by expected client activity and the liquidity required to support this activity. Long-term funding objectives include maintaining diversification, maximizing market access and optimizing funding cost, as well as maintaining a certain level of pre-funding at the parent holding company. The Firm evaluates various funding markets, tenors and currencies in creating its optimal long-term funding plan.
The majority of the Firm’s long-term unsecured funding is issued by the parent holding company to provide maximum flexibility in support of both bank and nonbank subsidiary funding. The following table summarizes long-term unsecured issuance and maturities or redemption for the three months ended March 31, 2014 and 2013. For additional information, see Note 21 on pages 306–308 of JPMorgan Chase’s 2013 Annual Report.

Long-term unsecured funding	Three months ended March 31,
(in millions)	2014	2013
Issuance
Senior notes issued in the U.S. market	$9,487	$13,398
Senior notes issued in non-U.S. markets	3,848	1,355
Total senior notes	13,335	14,753
Trust preferred securities	—	—
Subordinated debt	—	—
Structured notes	5,736	5,045
Total long-term unsecured funding – issuance	$19,071	$19,798

Maturities/redemptions
Total senior notes	$8,817	$4,007
Trust preferred securities	—	—
Subordinated debt	600	2,417
Structured notes	4,816	4,810
Total long-term unsecured funding – maturities/redemptions	$14,233	$11,234
In addition, from April 1, 2014, through May 2, 2014, the Firm issued $1.0 billion of senior notes.
The Firm raises secured long-term funding through securitization of consumer credit card loans and advances from the FHLBs. It may also in the future raise long-term funding through securitization of residential mortgages, auto loans and student loans, which will increase funding and investor diversity.
The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemption for the three months ended March 31, 2014 and 2013, respectively.

	Three months ended March 31,		Three months ended March 31,
Long-term secured funding	Issuance		Maturities/Redemptions
(in millions)	2014	2013	2014	2013
Credit card securitization	$1,750	$1,900	$1,301	$4,118
Other securitizations(a)	—	—	92	101
FHLB advances	1,000	14,700	1,009	704
Other long-term secured funding	$40	$126	$97	$93
Total long-term secured funding	$2,790	$16,726	$2,499	$5,016

(a)	Other securitizations includes securitizations of residential mortgages and student loans.
Subsequent to March 31, 2014, the Firm securitized $3.0 billion of consumer credit card loans.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. For further description of the client-driven loan securitizations, see Note 16 on pages 288–299 of JPMorgan Chase’s 2013 Annual Report.

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
To effectively monitor the adequacy of liquidity and funding at the parent holding company, the Firm targets pre-funding of the parent holding company to ensure that both contractual and non-contractual obligations can be met for at least 18 months assuming no access to wholesale funding markets. However, due to conservative liquidity management actions taken by the Firm, the current pre-funding of such obligations is greater than target. For further discussion on liquidity at the parent holding company see Liquidity Risk Management on pages 168–173 of JPMorgan Chase’s 2013 Annual Report.
HQLA
HQLA is the estimated amount of assets that qualify for inclusion in the Basel III LCR. HQLA primarily consists of cash and certain unencumbered high quality liquid assets as defined in the rule.
As of March 31, 2014, HQLA was estimated to be approximately $538 billion, compared with $522 billion as of December 31, 2013. The increase in HQLA was due to higher cash balances primarily driven by higher net secured funding, debt and preferred stock issuance, and lower loan balances offset by decreases in HQLA eligible securities. HQLA may fluctuate from period-to-period due to normal flows from client activity.
The following table presents the estimated HQLA included in the Basel III LCR broken out by HQLA-eligible cash and HQLA-eligible securities as of March 31, 2014.

(in billions)	March 31, 2014
HQLA(a)
Eligible cash(b)	$328
Eligible securities(c)	210
Total HQLA	$538

(a)
HQLA under the proposed U.S. LCR is estimated to be lower than the total HQLA show in this table primarily due to exclusions of certain security types, based on the Firm’s understanding of the proposed rule.

(b)	Primarily cash on deposit at central banks.

(c)	Primarily includes U.S. agency mortgage-backed securities, U.S. Treasuries, sovereign bonds and other government-guaranteed or government-sponsored securities.

In addition to HQLA, as of March 31, 2014, the Firm has approximately $278 billion of unencumbered marketable securities, such as equity securities and fixed income debt securities, available to raise liquidity, if required. Furthermore, the Firm maintains borrowing capacity at various FHLBs, the Federal Reserve Bank discount window and various other central banks as a result of collateral pledged by the Firm to such banks. Although available, the Firm does not view the borrowing capacity at the Federal Reserve Bank discount window and the various other central banks as a primary source of liquidity. As of March 31, 2014, the Firm’s remaining borrowing capacity at various FHLBs and the Federal Reserve Bank discount window was approximately $120 billion. This borrowing capacity excludes the benefit of securities included in HQLA or other unencumbered securities held at the Federal Reserve Bank discount window for which the Firm has not drawn liquidity.
Stress testing
Liquidity stress tests are intended to ensure sufficient liquidity for the Firm under a variety of adverse scenarios. Results of stress tests are therefore considered in the formulation of the Firm’s funding plan and assessment of its liquidity position. For additional information on liquidity stress tests see Liquidity Risk Management on pages 168–173 of JPMorgan Chase’s 2013 Annual Report.
Contingency funding plan
The Firm’s contingency funding plan (“CFP”), which is reviewed and approved by the Asset and Liability Committee (“ALCO”), provides a documented framework for managing both temporary and longer-term unexpected adverse liquidity stress. The CFP incorporates the limits and indicators set by the Liquidity Risk Oversight group. These limits and indicators are reviewed regularly to identify emerging risks or increased vulnerabilities in the Firm’s liquidity position. The CFP is also regularly updated to identify alternative contingent liquidity resources that can be accessed under adverse liquidity circumstances.

Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 14, and Credit risk, liquidity risk and credit-related contingent features in Note 5 on page 109, of this Form 10-Q.

The credit ratings of the parent holding company and certain of the Firm’s significant operating subsidiaries as of March 31, 2014, were as follows.

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A. Chase Bank USA, N.A.			J.P. Morgan Securities LLC
March 31, 2014	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investor Services	A3	P-2	Stable	Aa3	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A	A-1	Negative	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	A+	F1	Stable	A+	F1	Stable	A+	F1	Stable
On March 25, 2014, Fitch reaffirmed the Firm’s ratings, citing its strong earnings power and progress made toward compliance with heightened capital and liquidity requirements.
Downgrades of the Firm’s long-term ratings by one or two notches could result in a downgrade of the Firm’s short-term ratings. If this were to occur, the Firm believes its cost of funds could increase and access to certain funding markets could be reduced. The nature and magnitude of the impact of further ratings downgrades depends on numerous contractual and behavioral factors (which the Firm believes are incorporated in its liquidity risk and stress testing metrics). The Firm believes it maintains sufficient liquidity to withstand a potential decrease in funding capacity due to further ratings downgrades.
JPMorgan Chase’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings, or stock price.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures. Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, rating uplift assumptions surrounding government support, future profitability, risk management practices, and litigation matters, all of which could lead to adverse ratings actions. For example, S&P has announced that it may change its ratings methodology for hybrid capital securities (including preferred stock), and Fitch has announced a review of the ratings differential that it applies between bank holding companies and their bank subsidiaries. Although the Firm closely monitors and endeavors to manage factors influencing its credit ratings, there is no assurance that its credit ratings will not be further changed in the future.

SUPERVISION AND REGULATION
For further information on Supervision and Regulation, see the Supervision and regulation section on pages 1–9 of JPMorgan Chase’s 2013 Form 10-K.

Dividends
At March 31, 2014, JPMorgan Chase estimates that its banking subsidiaries could pay, in the aggregate, approximately $34 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained consumer and wholesale loan portfolios, as well as the Firm’s consumer and wholesale lending-related commitments. The allowance for loan losses is intended to adjust the carrying value of the Firm’s loan assets to reflect probable credit losses inherent in the loan portfolio as of the balance sheet date. Similarly, the allowance for lending-related commitments is established to cover probable credit losses inherent in the lending-related commitments portfolio as of the balance sheet date. For further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Allowance for credit losses on pages 139–141 and Note 15 on pages 284–287 of JPMorgan Chase’s 2013 Annual Report; for amounts recorded as of March 31, 2014 and 2013, see Allowance for credit losses on pages 54–56 and Note 14 on page 140 of this Form 10-Q.
As noted in the discussion on pages 174–176 of JPMorgan Chase’s 2013 Annual Report, the Firm’s allowance for credit losses is sensitive to numerous factors, depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions could affect its estimate of probable credit losses inherent in the portfolio at the balance sheet date. For example, deterioration in the following inputs would have the following effects on the Firm’s modeled loss estimates as of March 31, 2014, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	For PCI loans, a combined 5% decline in housing prices and a 1% increase in unemployment from current levels could imply an increase to modeled credit loss estimates of approximately $1.0 billion.

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
It is difficult to estimate how potential changes in specific factors might affect the allowance for credit losses because management considers a variety of factors and inputs in estimating the allowance for credit losses. Changes in these factors and inputs may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors may be directionally inconsistent, such that improvement in one factor may offset deterioration in other factors. In addition, it is difficult to predict how changes in specific economic conditions or assumptions would affect borrower behavior or other factors considered by management in estimating the allowance for credit losses. Given the process the Firm follows and the judgments made in evaluating the risk factors related to its loans and credit card loss estimates, management believes that its current estimate of the allowance for credit loss is appropriate.

Fair value of financial instruments, MSRs and commodities inventory
Assets measured at fair value
The following table includes the Firm’s assets measured at fair value and the portion of such assets that are classified within level 3 of the valuation hierarchy. For further information, see Note 3 on pages 86–97 of this
Form 10-Q.

March 31, 2014 (in billions, except ratio data)	Total assets at fair value	Total level 3 assets
Trading debt and equity instruments	$315.9	$24.3
Derivative receivables	59.3	17.4
Trading assets	375.2	41.7
AFS securities	304.6	2.3
Loans	2.3	2.3
MSRs	8.6	8.6
Private equity investments	6.6	5.3
Other	35.6	3.0
Total assets measured at fair value on a recurring basis	732.9	63.2
Total assets measured at fair value on a nonrecurring basis	3.8	3.5
Total assets measured at fair value	$736.7	$66.7
Total Firm assets	$2,477.0
Level 3 assets as a percentage of total Firm assets		2.7%
Level 3 assets as a percentage of total Firm assets at fair value		9.1%
Valuation
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
In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, the lack of observability of certain significant inputs requires management to assess all relevant empirical data in deriving valuation inputs — including, for example, transaction details, yield curves, interest rates, prepayment rates, default rates, volatilities, correlations, equity or debt prices, valuations of comparable instruments, foreign exchange rates and credit curves. For further discussion of the valuation of level 3 instruments, including unobservable inputs used, see Note 3 on pages 86–97 of this Form 10-Q.
For instruments classified in levels 2 and 3, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s credit-worthiness, liquidity considerations, unobservable parameters, and for certain portfolios that meet specified criteria, the size of the net open risk position. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole.
Effective the fourth quarter of 2013, the Firm applies an FVA framework to incorporate the impact of funding into its valuation estimates for OTC derivatives and structured notes, reflecting an industry migration towards incorporating the market cost of unsecured funding in the valuation of such instruments. Implementation of the FVA framework required a number of important management judgments including: (i) determining when the accumulation of market evidence was sufficiently compelling to implement the FVA framework; (ii) estimating the market clearing price for funding in the relevant market; and (iii) determining the interaction between DVA and FVA, given that DVA already reflects credit spreads, which are a significant component of funding spreads that drive FVA. For further discussion of valuation adjustments applied by the Firm, including FVA, see Note 3 on pages 86–97 of this Form 10-Q.
Imprecision in estimating unobservable market inputs or other factors can affect the amount of gain or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with those of other market participants, the methods and assumptions used reflect management judgment and may vary across the Firm’s businesses and portfolios.
The Firm uses various methodologies and assumptions in the determination of fair value. The use of methodologies or assumptions different than those used by the Firm could result in a different estimate of fair value at the reporting date. For a detailed discussion of the Firm’s valuation process and hierarchy, and its determination of fair value for individual financial instruments, see Note 3 on pages 86–97 of this Form 10-Q.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on pages 177–178 of JPMorgan Chase’s 2013 Annual Report.
During the three months ended March 31, 2014, the Firm updated the discounted cash flow valuation of its Mortgage Banking business in CCB, which continues to have an elevated risk for goodwill impairment due to its exposure to U.S. economic conditions and the effects of regulatory and legislative changes. As of March 31, 2014, the estimated fair value of the Firm’s Mortgage Banking business in CCB did not exceed its carrying value; however, the implied fair value of the goodwill allocated to the mortgage lending business exceeded its carrying value.
For its other businesses, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes and current estimated market cost of equity) and prior projections of business performance. Based upon the updated valuation of its Mortgage Banking business and reviews of its other businesses, the Firm concluded that goodwill allocated to all of its reporting units was not impaired at March 31, 2014.
Deterioration in economic market conditions, increased estimates of the effects of recent regulatory or legislative changes, or additional regulatory or legislative changes may result in declines in projected business performance beyond management’s current expectations. For example, in the Firm’s Mortgage Banking business, such declines could result from increases in primary mortgage interest rates, lower mortgage origination volume, higher costs to resolve foreclosure-related matters or from deterioration in economic conditions, including decreases in home prices that result in increased credit losses. Declines in business performance, increases in equity capital requirements, or increases in the estimated cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline in the future, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
For additional information on goodwill, see Note 16 on pages 148–151 of this Form 10-Q.

Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on page 178 of JPMorgan Chase’s 2013 Annual Report.
Litigation reserves
For a description of the significant estimates and judgments associated with establishing litigation reserves, see Note 23 on pages 159–165 of this Form 10-Q, and Note 31 on pages 326–332 of JPMorgan Chase’s 2013 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS
Reporting discontinued operations and disclosures of disposals of components of an entity
In April 2014, the FASB issued guidance that changes the criteria for determining whether a disposition qualifies for discontinued operations presentation and requires enhanced disclosures about discontinued operations and significant dispositions that do not qualify to be presented as discontinued operations. The guidance will be effective in the first quarter of 2015, with early adoption permitted but only for dispositions or assets held-for-sale that have not been reported in financial statements previously issued or available for issuance. The Firm does not expect that this guidance will have a material impact on the Consolidated Financial Statements.
Investments in qualified affordable housing projects
In January 2014, the FASB issued guidance regarding the accounting for investments in affordable housing projects that qualify for the low-income housing tax credit. The guidance replaces the effective yield method and allows companies to make an accounting policy election to amortize the cost of its investments in proportion to the tax benefits received if certain criteria are met, and to present the amortization as a component of income tax expense. The guidance will become effective in the first quarter of 2015, with early adoption permitted. The Firm is currently evaluating the potential impact on the Consolidated Financial Statements.

Investment companies
In June 2013, the FASB issued guidance that clarifies the characteristics of an investment company and requires new disclosures for investment companies. Under the guidance, a company regulated under the Investment Company Act of 1940 is considered an investment company for accounting purposes. All other companies must meet all of the fundamental characteristics described in the guidance and consider other typical characteristics to qualify as an investment company. An investment company will be required to provide additional disclosures, including the fact that the company is an investment company, information about changes, if any, in a company’s status as an investment company, and information about financial support provided or contractually required to be provided by an investment company to any of its investees. The Firm adopted the new guidance effective the first quarter of 2014. The application of this guidance had no material impact on the Firm’s Consolidated Balance Sheets or results of operations.

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:

•	Local, regional and international business, economic and political conditions and geopolitical events;

•	Changes in laws and regulatory requirements, including as a result of recent financial services legislation;

•	Changes in trade, monetary and fiscal policies and laws;

•	Securities and capital markets behavior, including changes in market liquidity and volatility;

•	Changes in investor sentiment or consumer spending or savings behavior;

•	Ability of the Firm to manage effectively its capital and liquidity, including approval of its capital plans by banking regulators;

•	Changes in credit ratings assigned to the Firm or its subsidiaries;

•	Damage to the Firm’s reputation;

•	Ability of the Firm to deal effectively with an economic slowdown or other economic or market disruption;

•	Technology changes instituted by the Firm, its counterparties or competitors;

•	The success of the Firm's business simplification initiatives and the effectiveness of its control agenda;

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
The other risks and uncertainties detailed in Part I, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2013.
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2014	2013
Revenue
Investment banking fees	$1,420	$1,445
Principal transactions	3,322	3,761
Lending- and deposit-related fees	1,405	1,468
Asset management, administration and commissions	3,836	3,599
Securities gains(a)	30	509
Mortgage fees and related income	514	1,452
Credit card income	1,408	1,419
Other income	391	536
Noninterest revenue	12,326	14,189
Interest income	12,793	13,365
Interest expense	2,126	2,432
Net interest income	10,667	10,933
Total net revenue	22,993	25,122

Provision for credit losses	850	617

Noninterest expense
Compensation expense	7,859	8,414
Occupancy expense	952	901
Technology, communications and equipment expense	1,411	1,332
Professional and outside services	1,786	1,734
Marketing	564	589
Other expense	1,933	2,301
Amortization of intangibles	131	152
Total noninterest expense	14,636	15,423
Income before income tax expense	7,507	9,082
Income tax expense	2,233	2,553
Net income	$5,274	$6,529
Net income applicable to common stockholders	$4,898	$6,131
Net income per common share data
Basic earnings per share	$1.29	$1.61
Diluted earnings per share	1.28	1.59

Weighted-average basic shares	3,787.2	3,818.2
Weighted-average diluted shares	3,823.6	3,847.0
Cash dividends declared per common share	$0.38	$0.30

(a)
For the three months ended March 31, 2014, the Firm recognized $3 million of OTTI losses related to securities the Firm intends to sell. The Firm did not recognize any OTTI losses for the three months ended March 31, 2013.

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended March 31,
(in millions)	2014	2013
Net income	$5,274	$6,529
Other comprehensive income/(loss), after-tax
Unrealized gains/(losses) on investment securities	994	(640)
Translation adjustments, net of hedges	(2)	(13)
Cash flow hedges	59	(62)
Defined benefit pension and OPEB plans	26	104
Total other comprehensive income/(loss), after-tax	1,077	(611)
Comprehensive income	$6,351	$5,918
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	Mar 31, 2014	Dec 31, 2013
Assets
Cash and due from banks	$26,321	$39,771
Deposits with banks	372,531	316,051
Federal funds sold and securities purchased under resale agreements (included $25,727 and $25,135 at fair value)	265,168	248,116
Securities borrowed (included $2,392 and $3,739 at fair value)	122,021	111,465
Trading assets (included assets pledged of $117,514 and $106,299)	375,204	374,664
Securities (included $304,579 and $329,977 at fair value and assets pledged of $31,131 and $23,446)	351,850	354,003
Loans (included $2,349 and $2,011 at fair value)	730,971	738,418
Allowance for loan losses	(15,847)	(16,264)
Loans, net of allowance for loan losses	715,124	722,154
Accrued interest and accounts receivable	73,122	65,160
Premises and equipment	14,919	14,891
Goodwill	48,065	48,081
Mortgage servicing rights	8,552	9,614
Other intangible assets	1,489	1,618
Other assets (included $14,146 and $15,187 at fair value and assets pledged of $436 and $2,066)	102,620	110,101
Total assets(a)	$2,476,986	$2,415,689
Liabilities
Deposits (included $7,448 and $6,624 at fair value)	$1,282,705	$1,287,765
Federal funds purchased and securities loaned or sold under repurchase agreements (included $4,908 and $5,426 at fair value)	217,442	181,163
Commercial paper	60,825	57,848
Other borrowed funds (included $13,624 and $13,306 at fair value)	31,951	27,994
Trading liabilities	140,609	137,744
Accounts payable and other liabilities (included $18 and $25 at fair value)	202,499	194,491
Beneficial interests issued by consolidated variable interest entities (included $2,025 and $1,996 at fair value)	46,788	49,617
Long-term debt (included $30,144 and $28,878 at fair value)	274,512	267,889
Total liabilities(a)	2,257,331	2,204,511
Commitments and contingencies (see Notes 21 and 23 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 1,508,250 and 1,115,750 shares)	15,083	11,158
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Capital surplus	92,623	93,828
Retained earnings	119,318	115,756
Accumulated other comprehensive income/(loss)	2,276	1,199
Shares held in RSU Trust, at cost (472,955 and 476,642 shares)	(21)	(21)
Treasury stock, at cost (320,221,124 and 348,825,583 shares)	(13,729)	(14,847)
Total stockholders’ equity	219,655	211,178
Total liabilities and stockholders’ equity	$2,476,986	$2,415,689

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at March 31, 2014, and December 31, 2013. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

(in millions)	Mar 31, 2014	Dec 31, 2013
Assets
Trading assets	$6,220	$6,366
Loans	64,135	70,072
All other assets	1,766	2,168
Total assets	$72,121	$78,606
Liabilities
Beneficial interests issued by consolidated variable interest entities	$46,788	$49,617
All other liabilities	1,019	1,061
Total liabilities	$47,807	$50,678
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At both March 31, 2014, and December 31, 2013, the Firm provided limited program-wide credit enhancement of $2.6 billion related to its Firm-administered multi-seller conduits, which are eliminated in consolidation. For further discussion, see Note 15 on pages 141–147 of this Form 10-Q.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2014	2013
Preferred stock
Balance at January 1	$11,158	$9,058
Issuance of preferred stock	3,925	900
Balance at March 31	15,083	9,958
Common stock
Balance at January 1 and March 31	4,105	4,105
Capital surplus
Balance at January 1	93,828	94,604
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(1,179)	(1,421)
Other	(26)	(22)
Balance at March 31	92,623	93,161
Retained earnings
Balance at January 1	115,756	104,223
Net income	5,274	6,529
Dividends declared:
Preferred stock	(227)	(175)
Common stock ($0.38 and $0.30 per share)	(1,485)	(1,175)
Balance at March 31	119,318	109,402
Accumulated other comprehensive income
Balance at January 1	1,199	4,102
Other comprehensive income/(loss)	1,077	(611)
Balance at March 31	2,276	3,491
Shares held in RSU Trust, at cost
Balance at January 1 and March 31	(21)	(21)
Treasury stock, at cost
Balance at January 1	(14,847)	(12,002)
Purchase of treasury stock	(386)	(2,578)
Reissuance from treasury stock	1,504	1,570
Balance at March 31	(13,729)	(13,010)
Total stockholders’ equity	$219,655	$207,086
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Three months ended March 31,
(in millions)	2014	2013
Operating activities
Net income	$5,274	$6,529
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	850	617
Depreciation and amortization	1,077	822
Amortization of intangibles	131	152
Deferred tax expense	2,796	1,821
Investment securities gains	(30)	(509)
Stock-based compensation	618	641
Originations and purchases of loans held-for-sale	(12,926)	(16,495)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	16,898	16,963
Net change in:
Trading assets	4,010	28,255
Securities borrowed	(10,559)	4,985
Accrued interest and accounts receivable	(7,599)	(12,687)
Other assets	11,652	(1,955)
Trading liabilities	(1,951)	(6,567)
Accounts payable and other liabilities	2,273	(2,104)
Other operating adjustments	2,153	(504)
Net cash provided by operating activities	14,667	19,964
Investing activities
Net change in:
Deposits with banks	(56,480)	(135,936)
Federal funds sold and securities purchased under resale agreements	(17,092)	77,882
Held-to-maturity securities:
Proceeds from paydowns and maturities	639	—
Purchases	(4,649)	—
Available-for-sale securities:
Proceeds from paydowns and maturities	22,485	31,175
Proceeds from sales	10,906	20,073
Purchases	(24,775)	(50,980)
Proceeds from sales and securitizations of loans held-for-investment	4,396	2,915
Other changes in loans, net	(3,260)	344
Net cash used in business acquisitions or dispositions	—	(37)
All other investing activities, net	(580)	(891)
Net cash used in investing activities	(68,410)	(55,455)
Financing activities
Net change in:
Deposits	(5,320)	2,876
Federal funds purchased and securities loaned or sold under repurchase agreements	36,263	8,146
Commercial paper and other borrowed funds	6,486	3,333
Beneficial interests issued by consolidated variable interest entities	(3,246)	(2,526)
Proceeds from long-term borrowings and trust preferred securities	22,064	36,698
Payments of long-term borrowings and trust preferred securities	(17,000)	(16,467)
Excess tax benefits related to stock-based compensation	339	69
Proceeds from issuance of preferred stock	3,895	878
Treasury stock purchased	(386)	(2,578)
Dividends paid	(1,554)	(1,242)
All other financing activities, net	(1,223)	(1,007)
Net cash provided by financing activities	40,318	28,180
Effect of exchange rate changes on cash and due from banks	(25)	(888)
Net decrease in cash and due from banks	(13,450)	(8,199)
Cash and due from banks at the beginning of the period	39,771	53,723
Cash and due from banks at the end of the period	$26,321	$45,524
Cash interest paid	$1,092	$2,757
Cash income taxes paid, net	270	349
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 169–174 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”),
a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small business, commercial banking, financial transaction processing, asset management and private equity. For a discussion of the Firm’s business segments, see Note 24 on page 166 of this Form 10-Q.
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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (the “2013 Annual Report”).
Certain amounts reported in prior periods have been reclassified to conform with the current presentation.
Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the balance sheet when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities sold and purchased under repurchase agreements to be presented net when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances when the specified conditions are met. For further information on offsetting assets and liabilities, see Note 1 on pages 189–191 of JPMorgan Chase’s 2013 Annual Report.

Consolidated statements of cash flows
During the first quarter of 2014, the Firm transferred U.S government agency mortgage-backed securities and obligations of U.S. states and municipalities with a fair value of $19.3 billion from available-for-sale to held-to-maturity. This transfer was a non-cash transaction. For additional information regarding this transaction, see Note 11 on pages 113–116 of this 10-Q.

Note 2 – Business changes and developments
Business events
Regulatory Update
Comprehensive Capital Analysis and Review (“CCAR”)
On March 26, 2014, the Federal Reserve informed the Firm that it did not object, on either a quantitative or qualitative basis, to the Firm’s 2014 capital plan.
Basel III
Effective January 1, 2014, the Firm became subject to Basel III. Prior to January 1, 2014, the Firm and its banking subsidiaries were subject to the capital requirements of Basel I and Basel 2.5.
For further information on CCAR and the implementation
of Basel III, refer to Note 20 on page 154 of this Form 10-Q.
Preferred stock issuances
On January 22, 2014, the Firm issued $2.0 billion of Fixed-to-Floating Rate Non-Cumulative Preferred Stock with an optional redemption date on or after February 1, 2024; dividends are payable semiannually at a fixed rate of 6.75% through February 2024, and thereafter at a rate of three-month LIBOR plus 3.78%. On January 30, and February 6, 2014, the Firm issued a combined total of $925 million of Fixed Rate Non-Cumulative Preferred stock with an optional redemption date on or after March 1, 2019; dividends are payable quarterly at a fixed rate of 6.70%. Lastly, on March 10, 2014, the Firm issued $1.0 billion of Fixed-to-Floating Rate Non-Cumulative Preferred Stock with an optional redemption date on or after April 30, 2024; dividends are payable semiannually at a fixed rate of 6.125% through April 2024, and thereafter at a rate of three-month LIBOR plus 3.33%. For further information on the Firm’s preferred stock, see Note 22 on page 309 of JPMorgan Chase’s 2013 Annual Report.
Physical commodities businesses
The Firm continues to execute a business simplification agenda that will allow it to focus on core activities for its core clients and better manage its operational, regulatory, and litigation risks. On March 19, 2014, the Firm announced that it had agreed to sell certain of its physical commodities operations, including its physical oil, gas, power, warehousing facilities and energy transportation operations, to Mercuria Energy Group Limited for approximately $3.5 billion. The after-tax impact of this transaction is not expected to be material. The sale is subject to normal regulatory approvals and is expected to close in the third quarter of 2014. The Firm remains fully committed to its traditional banking activities in the commodities markets, including financial derivatives and the trading of precious metals, which are not part of the physical commodities operations sale.

Common stock dividend increase and common equity repurchases
On March 26, 2014, the Firm announced, following the Federal Reserve Board’s release of the 2014 CCAR results, its Board of Directors intends to increase the quarterly common stock dividend to $0.40 per share, effective the second quarter of 2014. The Firm’s dividends will be subject to the Board of Directors’ approval at the customary times those dividends are declared. The Board has also authorized a common equity repurchase program to repurchase $6.5 billion of common equity between April 1, 2014, and March 31, 2015. This authorization includes shares repurchased to offset issuances under the Firm’s equity-based compensation plans.

Note 3 – Fair value measurement
For a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 3 on pages 195–215 of JPMorgan Chase’s 2013 Annual Report.

The following table presents the asset and liabilities reported at fair value as of March 31, 2014, and December 31, 2013, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy					Netting adjustments
March 31, 2014 (in millions)	Level 1	Level 2		Level 3			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$25,727		$—		$—	$25,727
Securities borrowed	—	2,392		—		—	2,392
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	5	23,149		1,150		—	24,304
Residential – nonagency	—	1,692		715		—	2,407
Commercial – nonagency	—	877		465		—	1,342
Total mortgage-backed securities	5	25,718		2,330		—	28,053
U.S. Treasury and government agencies(a)	19,799	10,910		—		—	30,709
Obligations of U.S. states and municipalities	—	5,888		1,219		—	7,107
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,472		—		—	2,472
Non-U.S. government debt securities	32,052	24,126		52		—	56,230
Corporate debt securities	—	27,162		4,873		—	32,035
Loans(b)	215	16,582		12,521		—	29,318
Asset-backed securities	—	3,148		1,156		—	4,304
Total debt instruments	52,071	116,006		22,151		—	190,228
Equity securities	107,523	1,046		885		—	109,454
Physical commodities(c)	4,395	4,012		3		—	8,410
Other	—	6,556		1,284		—	7,840
Total debt and equity instruments(d)	163,989	127,620		24,323		—	315,932
Derivative receivables:
Interest rate	287	760,930		5,344		(738,024)	28,537
Credit	—	78,047		3,367		(80,203)	1,211
Foreign exchange	405	120,799		1,765		(109,179)	13,790
Equity	—	41,464		6,316		(40,497)	7,283
Commodity	207	37,903		633		(30,292)	8,451
Total derivative receivables(e)	899	1,039,143		17,425		(998,195)	59,272
Total trading assets	164,888	1,166,763		41,748		(998,195)	375,204
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	62,257		—		—	62,257
Residential – nonagency	—	58,055		663		—	58,718
Commercial – nonagency	—	16,831		527		—	17,358
Total mortgage-backed securities	—	137,143		1,190		—	138,333
U.S. Treasury and government agencies(a)	19,419	292		—		—	19,711
Obligations of U.S. states and municipalities	—	26,219		—		—	26,219
Certificates of deposit	—	1,511		—		—	1,511
Non-U.S. government debt securities	24,877	30,524		—		—	55,401
Corporate debt securities	—	20,814		—		—	20,814
Asset-backed securities:
Collateralized loan obligations	—	26,755		797		—	27,552
Other	—	11,654		330		—	11,984
Equity securities	3,054	—		—		—	3,054
Total available-for-sale securities	47,350	254,912		2,317		—	304,579
Loans	—	78		2,271		—	2,349
Mortgage servicing rights	—	—		8,552		—	8,552
Other assets:
Private equity investments(f)	781	510		5,335		—	6,626
All other	4,245	291		2,984		—	7,520
Total other assets	5,026	801		8,319		—	14,146
Total assets measured at fair value on a recurring basis	$217,264	$1,450,673	(g)	$63,207	(g)	$(998,195)	$732,949
Deposits	$—	$5,062		$2,386		$—	$7,448
Federal funds purchased and securities loaned or sold under repurchase agreements	—	4,908		—		—	4,908
Other borrowed funds	—	12,089		1,535		—	13,624
Trading liabilities:
Debt and equity instruments(d)	71,449	19,921		101		—	91,471
Derivative payables:
Interest rate	183	731,370		3,254		(719,499)	15,308
Credit	—	77,768		3,123		(79,054)	1,837
Foreign exchange	442	124,762		3,047		(114,823)	13,428
Equity	—	41,881		7,376		(40,923)	8,334
Commodity	213	40,283		691		(30,956)	10,231
Total derivative payables(e)	838	1,016,064		17,491		(985,255)	49,138
Total trading liabilities	72,287	1,035,985		17,592		(985,255)	140,609
Accounts payable and other liabilities	—	—		18		—	18
Beneficial interests issued by consolidated VIEs	—	865		1,160		—	2,025
Long-term debt	—	18,941		11,203		—	30,144
Total liabilities measured at fair value on a recurring basis	$72,287	$1,077,850		$33,894		$(985,255)	$198,776

	Fair value hierarchy					Netting adjustments
December 31, 2013 (in millions)	Level 1	Level 2		Level 3			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$25,135		$—		$—	$25,135
Securities borrowed	—	3,739		—		—	3,739
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	4	25,582		1,005		—	26,591
Residential – nonagency	—	1,749		726		—	2,475
Commercial – nonagency	—	871		432		—	1,303
Total mortgage-backed securities	4	28,202		2,163		—	30,369
U.S. Treasury and government agencies(a)	14,933	10,547		—		—	25,480
Obligations of U.S. states and municipalities	—	6,538		1,382		—	7,920
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,071		—		—	3,071
Non-U.S. government debt securities	25,762	22,379		143		—	48,284
Corporate debt securities	—	24,802		5,920		—	30,722
Loans(b)	—	17,331		13,455		—	30,786
Asset-backed securities	—	3,647		1,272		—	4,919
Total debt instruments	40,699	116,517		24,335		—	181,551
Equity securities	107,667	954		885		—	109,506
Physical commodities(c)	4,968	5,217		4		—	10,189
Other	—	5,659		2,000		—	7,659
Total debt and equity instruments(d)	153,334	128,347		27,224		—	308,905
Derivative receivables:
Interest rate	419	848,862		5,398		(828,897)	25,782
Credit	—	79,754		3,766		(82,004)	1,516
Foreign exchange	434	151,521		1,644		(136,809)	16,790
Equity	—	45,892		7,039		(40,704)	12,227
Commodity	320	34,696		722		(26,294)	9,444
Total derivative receivables(e)	1,173	1,160,725		18,569		(1,114,708)	65,759
Total trading assets	154,507	1,289,072		45,793		(1,114,708)	374,664
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	77,815		—		—	77,815
Residential – nonagency	—	61,760		709		—	62,469
Commercial – nonagency	—	15,900		525		—	16,425
Total mortgage-backed securities	—	155,475		1,234		—	156,709
U.S. Treasury and government agencies(a)	21,091	298		—		—	21,389
Obligations of U.S. states and municipalities	—	29,461		—		—	29,461
Certificates of deposit	—	1,041		—		—	1,041
Non-U.S. government debt securities	25,648	30,600		—		—	56,248
Corporate debt securities	—	21,512		—		—	21,512
Asset-backed securities:
Collateralized loan obligations	—	27,409		821		—	28,230
Other	—	11,978		267		—	12,245
Equity securities	3,142	—		—		—	3,142
Total available-for-sale securities	49,881	277,774		2,322		—	329,977
Loans	—	80		1,931		—	2,011
Mortgage servicing rights	—	—		9,614		—	9,614
Other assets:
Private equity investments(f)	606	429		6,474		—	7,509
All other	4,213	289		3,176		—	7,678
Total other assets	4,819	718		9,650		—	15,187
Total assets measured at fair value on a recurring basis	$209,207	$1,596,518	(g)	$69,310	(g)	$(1,114,708)	$760,327
Deposits	$—	$4,369		$2,255		$—	$6,624
Federal funds purchased and securities loaned or sold under repurchase agreements	—	5,426		—		—	5,426
Other borrowed funds	—	11,232		2,074		—	13,306
Trading liabilities:
Debt and equity instruments(d)	61,262	19,055		113		—	80,430
Derivative payables:
Interest rate	321	822,014		3,019		(812,071)	13,283
Credit	—	78,731		3,671		(80,121)	2,281
Foreign exchange	443	156,838		2,844		(144,178)	15,947
Equity	—	46,552		8,102		(39,935)	14,719
Commodity	398	36,609		607		(26,530)	11,084
Total derivative payables(e)	1,162	1,140,744		18,243		(1,102,835)	57,314
Total trading liabilities	62,424	1,159,799		18,356		(1,102,835)	137,744
Accounts payable and other liabilities	—	—		25		—	25
Beneficial interests issued by consolidated VIEs	—	756		1,240		—	1,996
Long-term debt	—	18,870		10,008		—	28,878
Total liabilities measured at fair value on a recurring basis	$62,424	$1,200,452		$33,958		$(1,102,835)	$193,999

(a)	At March 31, 2014, and December 31, 2013, included total U.S. government-sponsored enterprise obligations of $77.1 billion and $91.5 billion, respectively, which were predominantly mortgage-related.

(b)
At March 31, 2014, and December 31, 2013, included within trading loans were $14.7 billion and $14.8 billion, respectively, of residential first-lien mortgages, and $1.8 billion and $2.1 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $6.1 billion and $6.0 billion, respectively, and reverse mortgages of $3.6 billion and $3.6 billion, respectively.

(c)
Physical commodities inventories are generally accounted for at the lower of cost or market. “Market” is a term defined in U.S. GAAP as not exceeding fair value less costs to sell (“transaction costs”). Transaction costs for the Firm’s physical commodities inventories are either not applicable or immaterial to the value of the inventory. Therefore, market approximates fair value for the Firm’s physical commodities inventories. When fair value hedging has been applied (or when market is below cost), the carrying value of physical commodities approximates fair value, because under fair value hedge accounting, the cost basis is adjusted for changes in fair value. For a further discussion of the Firm’s hedge accounting relationships, see Note 5 on pages 100–109 of this Form 10-Q. To provide consistent fair value disclosure information, all physical commodities inventories have been included in each period presented.

(d)
Balances reflect the reduction of securities owned (long positions) by the amount of securities sold but not yet purchased (short positions) when the long and short positions have identical Committee on Uniform Security Identification Procedures numbers (“CUSIPs”).

(e)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivables and payables balances would be $6.5 billion and $7.6 billion at March 31, 2014, and December 31, 2013, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(f)
Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost basis of the private equity investment portfolio totaled $7.0 billion and $8.0 billion at March 31, 2014, and December 31, 2013, respectively.

(g)
Includes investments in hedge funds, private equity funds, real estate and other funds that do not have readily determinable fair values. The Firm uses net asset value per share when measuring the fair value of these investments. At March 31, 2014, and December 31, 2013, the fair values of these investments were $3.3 billion and $3.2 billion, respectively, of which $1.2 billion and $899 million, respectively, were classified in level 2, and $2.1 billion and $2.3 billion, respectively, in level 3.

Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended March 31, 2014 and 2013, there were no significant transfers between levels 1 and 2, or from level 2 into level 3. Transfers from level 3 into level 2 were not significant during the three months ended March 31, 2014.
During the three months ended March 31, 2013, certain highly rated collateralized loan obligations (“CLOs”), including $27.3 billion held in the Firm’s available-for-sale (“AFS”) securities portfolio and $1.3 billion held in the trading portfolio, were transferred from level 3 to level 2, based on increased liquidity and price transparency.
All transfers are assumed to occur at the beginning of the quarterly reporting period in which they occur.
Level 3 valuations
For further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments, see Note 3 on pages 195–215 of JPMorgan Chase’s 2013 Annual Report.
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
For the Firm’s derivatives and structured notes positions classified within level 3 at March 31, 2014, the equity and interest rate correlation inputs used in estimating fair value were concentrated at the upper end of the range presented, while the credit correlation inputs were distributed across the range presented and the foreign exchange correlation inputs were concentrated at the lower end of the range presented. In addition, the interest rate volatility inputs used in estimating fair value were concentrated at the upper end of the range presented, while equity volatilities were concentrated at the lower end of the range. The forward commodity prices used in estimating the fair value of commodity derivatives were concentrated within the lower end of the range presented.

Level 3 inputs(a)
March 31, 2014 (in millions, except for ratios and basis points)
Product/Instrument	Fair value	Principal valuation technique	Unobservable inputs	Range of input values			Weighted average
Residential mortgage-backed securities and loans	$11,022	Discounted cash flows	Yield	2%	-	22%	7%
			Prepayment speed	0%	-	15%	7%
			Conditional default rate	0%	-	100%	26%
			Loss severity	0%	-	100%	21%
Commercial mortgage-backed securities and loans(b)	1,333	Discounted cash flows	Yield	4%	-	30%	10%
			Conditional default rate	0%	-	100%	11%
			Loss severity	0%	-	40%	30%
Corporate debt securities, obligations of U.S. states and municipalities, and other(c)	13,119	Discounted cash flows	Credit spread	53 bps	-	350 bps	163 bps
			Yield	1%	-	46%	10%
	5,131	Market comparables	Price	3	-	122	94
Net interest rate derivatives	2,090	Option pricing	Interest rate correlation	(75)%	-	95%
			Interest rate spread volatility	0%	-	60%
Net credit derivatives(b)(c)	244	Discounted cash flows	Credit correlation	42%	-	79%
Net foreign exchange derivatives	(1,282)	Option pricing	Foreign exchange correlation	48%	-	75%
Net equity derivatives	(1,060)	Option pricing	Equity volatility	15%	-	60%
Net commodity derivatives	(58)	Discounted cash flows	Forward commodity price	$20	-	$160	per megawatt hour
Collateralized loan obligations	797	Discounted cash flows	Credit spread	225 bps	-	525 bps	237 bps
			Prepayment speed	20%			20%
			Conditional default rate	2%			2%
			Loss severity	40%			40%
	493	Market comparables	Price	0	-	113	85
Mortgage servicing rights (“MSRs”)	8,552	Discounted cash flows	Refer to Note 16 on pages 148–151 of this Form 10-Q.
Private equity direct investments	4,500	Market comparables	EBITDA multiple	2.0x	-	16.5x	7.4x
			Liquidity adjustment	0%	-	40%	11%
Private equity fund investments(d)	835	Net asset value	Net asset value(f)
Long-term debt, other borrowed funds, and deposits(e)	13,946	Option pricing	Interest rate correlation	(75)%	-	95%
			Foreign exchange correlation	0%	-	75%
			Equity correlation	(40)%	-	85%
	1,178	Discounted cash flows	Credit correlation	42%	-	79%

(a)	The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated Balance Sheets.

(b)
The unobservable inputs and associated input ranges for approximately $638 million of credit derivative receivables and $570 million of credit derivative payables with underlying mortgage risk have been included in the inputs and ranges provided for commercial mortgage-backed securities and loans.

(c)
The unobservable inputs and associated input ranges for approximately $961 million of credit derivative receivables and $817 million of credit derivative payables with underlying asset-backed securities risk have been included in the inputs and ranges provided for corporate debt securities, obligations of U.S. states and municipalities and other.

(d)	As of March 31, 2014, $165 million of private equity fund exposure was carried at a discount to net asset value per share.

(e)
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

Changes in and ranges of unobservable inputs
For a discussion of the impact on fair value of changes in unobservable inputs and the relationships between unobservable inputs as well as a description of attributes of the underlying instruments and external market factors that affect the range of inputs used in the valuation of the Firm’s positions see Note 3 on pages 195–215 of JPMorgan Chase’s 2013 Annual Report.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated Balance Sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three months ended March 31, 2014 and 2013. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2014 (in millions)	Fair value at January 1, 2014	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at March 31, 2014	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2014
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$1,005	$3		$331	$(162)		$(27)	$—	$1,150	$5
Residential – nonagency	726	24		192	(200)		(12)	(15)	715	14
Commercial – nonagency	432	20		321	(294)		(14)	—	465	10
Total mortgage-backed securities	2,163	47		844	(656)		(53)	(15)	2,330	29
Obligations of U.S. states and municipalities	1,382	22		—	(185)		—		1,219	9
Non-U.S. government debt securities	143	16		410	(516)		(1)	—	52	22
Corporate debt securities	5,920	238		1,197	(1,352)		(841)	(289)	4,873	213
Loans	13,455	319		2,158	(1,794)		(1,546)	(71)	12,521	295
Asset-backed securities	1,272	24		550	(556)		(20)	(114)	1,156	19
Total debt instruments	24,335	666		5,159	(5,059)		(2,461)	(489)	22,151	587
Equity securities	885	81		36	(19)		(9)	(89)	885	70
Physical commodities	4	—		—	—		(1)	—	3	—
Other	2,000	(97)		54	(51)		(28)	(594)	1,284	(19)
Total trading assets – debt and equity instruments	27,224	650	(c)	5,249	(5,129)		(2,499)	(1,172)	24,323	638	(c)
Net derivative receivables:(a)
Interest rate	2,379	24		48	(43)		(338)	20	2,090	(342)
Credit	95	(115)		58	—		206	—	244	(97)
Foreign exchange	(1,200)	(199)		61	(16)		49	23	(1,282)	(349)
Equity	(1,063)	71		801	(1,033)		125	39	(1,060)	582
Commodity	115	(154)		1	—		(42)	22	(58)	(60)
Total net derivative receivables	326	(373)	(c)	969	(1,092)		—	104	(66)	(266)	(c)
Available-for-sale securities:
Asset-backed securities	1,088	(2)		—	(2)		(20)	63	1,127	(2)
Other	1,234	(3)		—	—		(41)	—	1,190	(3)
Total available-for-sale securities	2,322	(5)	(d)	—	(2)		(61)	63	2,317	(5)	(d)
Loans	1,931	32	(c)	684	(142)		(234)	—	2,271	28	(c)
Mortgage servicing rights	9,614	(822)	(e)	195	(188)		(247)	—	8,552	(822)	(e)
Other assets:
Private equity investments	6,474	96	(c)	87	(1,018)		(304)	—	5,335	(3)	(c)
All other	3,176	(73)	(f)	73	(37)		(155)	—	2,984	(83)	(f)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2014 (in millions)	Fair value at January 1, 2014	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at March 31, 2014	Change in unrealized (gains)/losses related to financial instruments held at March 31, 2014
				Purchases(g)	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$2,255	$37	(c)	$—	$—	$290	$(42)	$(154)	$2,386	$28	(c)
Other borrowed funds	2,074	39	(c)	—	—	1,333	(2,107)	196	1,535	113	(c)
Trading liabilities – debt and equity instruments	113	—		(216)	208	—	(4)	—	101	—
Accounts payable and other liabilities	25	—		—	—	—	(7)	—	18	—
Beneficial interests issued by consolidated VIEs	1,240	47	(c)	—	—	78	(205)	—	1,160	50	(c)
Long-term debt	10,008	102	(c)	—	—	1,832	(1,010)	271	11,203	129	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2013 (in millions)	Fair value at January 1, 2013	Total realized/unrealized gains/(losses)							Transfers into and/or out of level 3(h)	Fair value at March 31, 2013	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2013
				Purchases(g)		Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$498	$34		$391		$(79)		$(25)	$—	$819	$42
Residential – nonagency	663	109		299		(404)		(29)	(5)	633	41
Commercial – nonagency	1,207	(86)		137		(65)		(42)	—	1,151	(91)
Total mortgage-backed securities	2,368	57		827		(548)		(96)	(5)	2,603	(8)
Obligations of U.S. states and municipalities	1,436	41		1		(46)		—	—	1,432	36
Non-U.S. government debt securities	67	2		301		(285)		—	—	85	4
Corporate debt securities	5,308	(83)		2,927		(2,563)		(625)	(112)	4,852	2
Loans	10,787	(172)		1,626		(1,485)		(703)	(21)	10,032	(192)
Asset-backed securities	3,696	64		596		(977)		(135)	(1,665)	1,579	48
Total debt instruments	23,662	(91)		6,278		(5,904)		(1,559)	(1,803)	20,583	(110)
Equity securities	1,114	1		93		(91)		(9)	64	1,172	(23)
Other	863	44		72		(2)		(29)	—	948	51
Total trading assets – debt and equity instruments	25,639	(46)	(c)	6,443		(5,997)		(1,597)	(1,739)	22,703	(82)	(c)
Net derivative receivables:(a)
Interest rate	3,322	306		69		(62)		(858)	14	2,791	143
Credit	1,873	(489)		47		—		(113)	(1)	1,317	(476)
Foreign exchange	(1,750)	(116)		(15)		(3)		376	(8)	(1,516)	(194)
Equity	(1,806)	862	(i)	71	(i)	(79)	(i)	(222)	174	(1,000)	606
Commodity	254	358		11		(3)		(442)	4	182	136
Total net derivative receivables	1,893	921	(c)	183		(147)		(1,259)	183	1,774	215	(c)
Available-for-sale securities:
Asset-backed securities	28,024	5		400		—		(39)	(27,260)	1,130	5
Other	892	(9)		—		(13)		(33)	—	837	3
Total available-for-sale securities	28,916	(4)	(d)	400		(13)		(72)	(27,260)	1,967	8	(d)
Loans	2,282	(35)	(c)	225		(49)		(359)	—	2,064	(40)	(c)
Mortgage servicing rights	7,614	309	(e)	684		(399)		(259)	—	7,949	309	(e)
Other assets:
Private equity investments	7,181	(269)	(c)	81		(96)		(66)	—	6,831	(399)	(c)
All other	4,258	(26)	(f)	52		(3)		(296)	—	3,985	(27)	(f)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2013 (in millions)	Fair value at January 1, 2013	Total realized/unrealized (gains)/losses							Transfers into and/or out of level 3(h)	Fair value at March 31, 2013	Change in unrealized( gains)/losses related to financial instruments held at March 31, 2013
				Purchases(g)		Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$1,983	$5	(c)	$—		$—	$296	$(113)	$(156)	$2,015	$4	(c)
Other borrowed funds	1,619	(26)	(c)	—		—	1,762	(1,224)	6	2,137	20	(c)
Trading liabilities – debt and equity instruments	205	(8)	(c)	(1,485)		1,552	—	(13)	—	251	(5)	(c)
Accounts payable and other liabilities	36	1	(f)	—		—	—	(4)	—	33	1	(f)
Beneficial interests issued by consolidated VIEs	925	(34)	(c)	—		—	21	(94)	—	818	(34)	(c)
Long-term debt	8,476	(475)	(c)	—		—	1,855	(357)	(415)	9,084	(98)	(c)

(a)	All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.

(b)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 17% and 18% at March 31, 2014, and December 31, 2013, respectively.

(c)
Predominantly reported in principal transactions revenue, except for changes in fair value for Consumer & Community Banking (“CCB”) mortgage loans, lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.

(d)
Realized gains/(losses) on securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains/(losses) are reported in OCI. Realized gains/(losses) and foreign exchange remeasurement adjustments recorded in income on AFS securities were $(1) million and $(18) million for the three months ended March 31, 2014 and 2013, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $(4) million and $14 million for the three months ended March 31, 2014 and 2013, respectively.

(e)	Changes in fair value for CCB mortgage servicing rights are reported in mortgage fees and related income.

(f)	Predominantly reported in other income.

(g)	Loan originations are included in purchases.

(h)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur.

(i)	The prior period amounts have been revised. The revision had no impact on the Firm’s Consolidated Balance Sheet or its results of operations.

Level 3 analysis
Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 2.7% of total Firm assets at March 31, 2014. The following describes significant changes to level 3 assets since December 31, 2013, for those items measured at fair value on a recurring basis. For further information on changes impacting items measured at fair value on a nonrecurring basis, see Assets and liabilities measured at fair value on a nonrecurring basis on page 95 of this Form 10-Q.
Three months ended March 31, 2014
Level 3 assets were $63.2 billion at March 31, 2014, reflecting a decrease of $6.1 billion from December 31, 2013, mainly due to the following:

•	$2.9 billion decrease in trading assets - debt and equity instruments, largely driven by net sales and maturities of corporate debt securities and maturities of trading loans;

•	$1.1 billion decrease in derivative receivables largely driven by a decrease in equity derivative receivables due to maturities;

•	$1.1 billion decrease in MSRs. For further discussion of the change, refer to Note 16 on pages 148–151 of this Form 10-Q;

•	$1.1 billion decrease in private equity investments, driven by sales of investments.
Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. For further information on these instruments, see Changes in level 3 recurring fair value measurements rollforward tables on pages 89–94 of this Form 10-Q.
Three months ended March 31, 2014

•	$495 million and $225 million of net losses on assets and liabilities, respectively, measured at fair value on a recurring basis, none of which were individually significant.
Three months ended March 31, 2013

•	$851 million and $537 million of net gains on assets and liabilities, respectively, measured at fair value on a recurring basis, none of which were individually significant.

Credit & funding adjustments
The following table provides the credit and funding adjustments, excluding the effect of any associated hedging activities, reflected within the Consolidated Balance Sheets as of the dates indicated.

(in millions)	Mar 31, 2014	Dec 31, 2013
Derivative receivables balance(a)	$59,272	$65,759
Derivative payables balance(a)	49,138	57,314
Derivatives CVA(b)(c)	(2,371)	(2,352)
Derivatives DVA and FVA(b)(d)	(447)	(322)
Structured notes balance(a)(e)	51,216	48,808
Structured notes DVA and FVA(b)(f)	969	952

(a)	Balances are presented net of applicable credit valuation adjustments (“CVA”) and debit valuation adjustments (“DVA”)/funding valuation adjustments (“FVA”).

(b)
Positive CVA and DVA/FVA represent amounts that increased receivable balances or decreased payable balances; negative CVA and DVA/FVA represent amounts that decreased receivable balances or increased payable balances.

(c)	Derivatives CVA includes results managed by the credit portfolio group and other businesses.

(d)	At March 31, 2014, and December 31, 2013, included derivatives DVA of $620 million and $715 million, respectively.

(e)
Structured notes are predominantly financial instruments containing embedded derivatives. At March 31, 2014, and December 31, 2013, included $1.2 billion and $1.1 billion, respectively, of financial instruments with no embedded derivative for which the fair value option has been elected.

(f)	At March 31, 2014, and December 31, 2013 included structured notes DVA of $1.3 billion and $1.4 billion, respectively.
The following table provides the impact of credit adjustments on Principal transactions revenue in the respective periods, excluding the effect of any associated hedging activities.

	Three months ended March 31,
(in millions)	2014	2013
Credit adjustments:
Derivative CVA(a)	$(19)	$332
Derivative DVA and FVA(b)	(125)	(5)
Structured note DVA and FVA(c)(d)	17	131

(a)	Derivatives CVA includes results managed by the credit portfolio group and other businesses.

(b)	Included derivatives DVA of $(94) million and $(5) million for the three months ended March 31, 2014 and 2013, respectively.

(c)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 98–99 of this Form 10-Q.

(d)	Included structured notes DVA of $(115) million and $131 million for the three months ended March 31, 2014 and 2013, respectively.

Assets and liabilities measured at fair value on a nonrecurring basis
At March 31, 2014 and 2013, assets measured at fair value on a nonrecurring basis were $3.8 billion and $987 million, respectively, which predominantly consisted of loans that had fair value adjustments in each of the first three months of 2014 and 2013. At March 31, 2014, $333 million and $3.5 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. At March 31, 2013, $176 million and $811 million of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. Liabilities measured at fair value on a nonrecurring basis were not significant at March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013, there were no significant transfers between levels 1, 2, and 3.
Of the $3.8 billion of assets measured at fair value on a nonrecurring basis, $3.0 billion related to trade finance loans that were reclassified to held-for-sale during the first quarter of 2014 and subject to a lower of cost or fair value adjustment. These loans were classified as level 3, as they are valued based on the indicative pricing received from external investors, which ranged from a spread of 30 bps to 78 bps, with a weighted average of 60 bps.

At March 31, 2014, assets measured at fair value on a nonrecurring basis also included $363 million related to residential real estate loans measured at the net realizable value of the underlying collateral (i.e., collateral-dependent loans and other loans charged off in accordance with regulatory guidance). These amounts are classified as level 3 as they are valued using a broker’s price opinion and discounted based upon the Firm’s experience with actual liquidation values. These discounts to the broker price opinions ranged from 18% to 64%, with a weighted average of 29%.
The total change in the recorded value of assets and liabilities for which a fair value adjustment has been included in the Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, related to financial instruments held at those dates, was a reduction of $226 million and $299 million, respectively.
For information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), see Note 14 on pages 258–283 of JPMorgan Chase’s 2013 Annual Report.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated Balance Sheets at fair value
The following table presents the carrying values and estimated fair values at March 31, 2014, and December 31, 2013, of financial assets and liabilities, excluding financial instruments which are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 on pages 195–215 of JPMorgan Chase’s 2013 Annual Report.

	March 31, 2014					December 31, 2013
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$26.3	$26.3	$—	$—	$26.3	$39.8	$39.8	$—	$—	$39.8
Deposits with banks	372.5	362.1	10.4	—	372.5	316.1	309.7	6.4	—	316.1
Accrued interest and accounts receivable	73.1	—	73.0	0.1	73.1	65.2	—	64.9	0.3	65.2
Federal funds sold and securities purchased under resale agreements	239.4	—	239.4	—	239.4	223.0	—	223.0	—	223.0
Securities borrowed	119.6	—	119.6	—	119.6	107.7	—	107.7	—	107.7
Securities, held-to-maturity(a)	47.3	—	47.6	—	47.6	24.0	—	23.7	—	23.7
Loans, net of allowance for loan losses(b)	712.8	—	17.7	697.5	715.2	720.1	—	23.0	697.2	720.2
Other	54.4	—	51.4	3.8	55.2	58.1	—	54.5	4.3	58.8
Financial liabilities
Deposits	$1,275.3	$—	$1,274.4	$1.2	$1,275.6	$1,281.1	$—	$1,280.3	$1.2	$1,281.5
Federal funds purchased and securities loaned or sold under repurchase agreements	212.5	—	212.5	—	212.5	175.7	—	175.7	—	175.7
Commercial paper	60.8	—	60.8	—	60.8	57.8	—	57.8	—	57.8
Other borrowed funds	18.3	—	18.3	—	18.3	14.7	—	14.7	—	14.7
Accounts payable and other liabilities	175.8	—	174.1	1.6	175.7	160.2	—	158.2	1.8	160.0
Beneficial interests issued by consolidated VIEs	44.8	—	41.6	3.1	44.7	47.6	—	44.3	3.2	47.5
Long-term debt and junior subordinated deferrable interest debentures(c)	244.4	—	246.0	6.1	252.1	239.0	—	240.8	6.0	246.8

(a)	Carrying value includes unamortized discount or premium.

(b)
Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based on the value of the underlying collateral. The difference between the estimated fair value and carrying value of a financial asset or liability is the result of the different methodologies used to determine fair value as compared with carrying value. For example, credit losses are estimated for a financial asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in the allowance for loan loss calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in the allowance for loan losses. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see Valuation hierarchy on pages 197–215 of JPMorgan Chase’s 2013 Annual Report and pages 86–97 of this Note.

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

	March 31, 2014					December 31, 2013
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$0.6	$—	$—	$0.9	$0.9	$0.7	$—	$—	$1.0	$1.0

(a)
Represents the allowance for wholesale lending-related commitments. Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which are recognized at fair value at the inception of guarantees.

The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases as permitted by law, without notice. For a further discussion of the valuation of lending-related commitments, see page 198 of JPMorgan Chase’s 2013 Annual Report.
Trading assets and liabilities – average balances
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended March 31,
(in millions)	2014	2013
Trading assets – debt and equity instruments	$314,912	$370,694
Trading assets – derivative receivables	64,820	74,918
Trading liabilities – debt and equity instruments(a)	85,337	70,506
Trading liabilities – derivative payables	53,143	68,683

(a)	Primarily represent securities sold, not yet purchased.

Note 4 – Fair value option
For a discussion of the primary financial instruments for which the fair value option was previously elected, including the basis for those elections and the determination of instrument-specific credit risk, where relevant, see Note 4 on pages 215–218 of JPMorgan Chase’s 2013 Annual Report.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended March 31,
	2014				2013
(in millions)	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$(40)	$—		$(40)	$(71)	$—		$(71)
Securities borrowed	(3)	—		(3)	26	—		26
Trading assets:
Debt and equity instruments, excluding loans	230	(2)	(b)	228	256	3	(b)	259
Loans reported as trading assets:
Changes in instrument-specific credit risk	363	9	(b)	372	328	12	(b)	340
Other changes in fair value	64	292	(b)	356	16	952	(b)	968
Loans:
Changes in instrument-specific credit risk	8	—		8	(5)	—		(5)
Other changes in fair value	7	—		7	—	—		—
Other assets	5	(112)	(c)	(107)	(1)	(69)	(c)	(70)
Deposits(a)	(104)	—		(104)	78	—		78
Federal funds purchased and securities loaned or sold under repurchase agreements	(16)	—		(16)	4	—		4
Other borrowed funds(a)	(260)	—		(260)	(354)	—		(354)
Trading liabilities	(6)	—		(6)	(18)	—		(18)
Beneficial interests issued by consolidated VIEs	(89)	—		(89)	(28)	—		(28)
Other liabilities	—	—		—	—	(1)	(c)	(1)
Long-term debt:
Changes in instrument-specific credit risk(a)	(77)	—		(77)	33	—		33
Other changes in fair value	(18)	—		(18)	(31)	—		(31)

(a)
Total changes in instrument-specific credit risk related to structured notes were $(115) million and $131 million for the three months ended March 31, 2014 and 2013. These totals include adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

(b)	Reported in mortgage fees and related income.

(c)	Reported in other income.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2014, and December 31, 2013, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	March 31, 2014				December 31, 2013
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$4,673		$1,242	$(3,431)	$5,156		$1,491	$(3,665)
Loans	211		149	(62)	209		154	(55)
Subtotal	4,884		1,391	(3,493)	5,365		1,645	(3,720)
All other performing loans
Loans reported as trading assets	32,025		28,076	(3,949)	33,069		29,295	(3,774)
Loans	1,986		1,929	(57)	1,618		1,563	(55)
Total loans	$38,895		$31,396	$(7,499)	$40,052		$32,503	$(7,549)
Long-term debt
Principal-protected debt	$15,516	(c)	$15,749	$233	$15,797	(c)	$15,909	$112
Nonprincipal-protected debt(b)	NA		14,395	NA	NA		12,969	NA
Total long-term debt	NA		$30,144	NA	NA		$28,878	NA
Long-term beneficial interests
Nonprincipal-protected debt(b)	NA		$2,025	NA	NA		$1,996	NA
Total long-term beneficial interests	NA		$2,025	NA	NA		$1,996	NA

(a)	There were no performing loans that were ninety days or more past due as of March 31, 2014, and December 31, 2013.

(b)
Remaining contractual principal is not applicable to nonprincipal-protected notes. Unlike principal-protected structured notes, for which the Firm is obligated to return a stated amount of principal at the maturity of the note, nonprincipal-protected structured notes do not obligate the Firm to return a stated amount of principal at maturity, but to return an amount based on the performance of an underlying variable or derivative feature embedded in the note. However, investors are exposed to the credit risk of the Firm as issuer for both nonprincipal-protected and principal protected notes.

(c)	Where the Firm issues principal-protected zero-coupon or discount notes, the balance reflected as the remaining contractual principal is the final principal payment at maturity.
At March 31, 2014, and December 31, 2013, the contractual amount of letters of credit for which the fair value option was elected was $4.4 billion and $4.5 billion, respectively, with a corresponding fair value of $(89) million and $(99) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 29 on pages 318–324 of JPMorgan Chase’s 2013 Annual Report, and Note 21 on pages 155–158 of this Form 10-Q.
Structured note products by balance sheet classification and risk component
The table below presents the fair value of the structured notes issued by the Firm, by balance sheet classification and the primary risk to which the structured notes’ embedded derivative relates.

	March 31, 2014				December 31, 2013
(in millions)	Long-term debt	Other borrowed funds	Deposits	Total	Long-term debt	Other borrowed funds	Deposits	Total
Risk exposure
Interest rate	$10,123	$406	$1,511	$12,040	$9,516	$615	$1,270	$11,401
Credit	4,466	106	—	4,572	4,248	13	—	4,261
Foreign exchange	2,062	208	19	2,289	2,321	194	27	2,542
Equity	12,214	11,981	3,952	28,147	11,082	11,936	3,736	26,754
Commodity	1,159	466	1,372	2,997	1,260	310	1,133	2,703
Total structured notes	$30,024	$13,167	$6,854	$50,045	$28,427	$13,068	$6,166	$47,661

Note 5 – Derivative instruments
JPMorgan Chase makes markets in derivatives for customers and also uses derivatives to hedge or manage its own risk exposures. For a further discussion of the Firm’s use of and accounting policies regarding derivative instruments, see Note 6 on pages 220–233 of JPMorgan Chase’s 2013 Annual Report.
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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
◦ Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate/PE	106
◦ Interest rate	Hedge floating rate assets and liabilities	Cash flow hedge	Corporate/PE	107
◦ Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate/PE	106
◦ Foreign exchange	Hedge forecasted revenue and expense	Cash flow hedge	Corporate/PE	107
◦ Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. subsidiaries	Net investment hedge	Corporate/PE	107
◦ Commodity	Hedge commodity inventory	Fair value hedge	CIB	106
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
◦ Interest rate	Manage the risk of the mortgage pipeline, warehouse loans and MSRs	Specified risk management	CCB	108
◦ Credit	Manage the credit risk of wholesale lending exposures	Specified risk management	CIB	108
◦ Commodity	Manage the risk of certain commodities-related contracts and investments	Specified risk management	CIB	108
◦ Interest rate and foreign exchange	Manage the risk of certain other specified assets and liabilities	Specified risk management	Corporate/PE	108
Market-making derivatives and other activities:
◦ Various	Market-making and related risk management	Market-making and other	CIB	108
◦ Various	Other derivatives	Market-making and other	CIB, Corporate/PE	108

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of March 31, 2014, and December 31, 2013.

	Notional amounts(b)
(in billions)	March 31, 2014	December 31, 2013
Interest rate contracts
Swaps	$30,684	$35,221
Futures and forwards	12,800	11,251
Written options	4,203	3,991
Purchased options	4,493	4,187
Total interest rate contracts	52,180	54,650
Credit derivatives(a)	5,343	5,386
Foreign exchange contracts
Cross-currency swaps	3,578	3,488
Spot, futures and forwards	4,081	3,773
Written options	747	659
Purchased options	736	652
Total foreign exchange contracts	9,142	8,572
Equity contracts
Swaps	182	205
Futures and forwards	45	49
Written options	448	425
Purchased options	398	380
Total equity contracts	1,073	1,059
Commodity contracts
Swaps	131	124
Spot, futures and forwards	237	234
Written options	201	202
Purchased options	202	203
Total commodity contracts	771	763
Total derivative notional amounts	$68,509	$70,430

(a)	Primarily consists of credit default swaps. For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on page 109 of this Note.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
March 31, 2014 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$763,804	$2,757	$766,561	$28,537	$731,240	$3,567	$734,807	$15,308
Credit	81,414	—	81,414	1,211	80,891	—	80,891	1,837
Foreign exchange	121,962	1,007	122,969	13,790	126,988	1,263	128,251	13,428
Equity	47,780	—	47,780	7,283	49,257	—	49,257	8,334
Commodity	38,228	515	38,743	8,451	40,899	288	41,187	10,231
Total fair value of trading assets and liabilities	$1,053,188	$4,279	$1,057,467	$59,272	$1,029,275	$5,118	$1,034,393	$49,138

	Gross derivative receivables				Gross derivative payables
December 31, 2013 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$851,189	$3,490	$854,679	$25,782	$820,811	$4,543	$825,354	$13,283
Credit	83,520	—	83,520	1,516	82,402	—	82,402	2,281
Foreign exchange	152,240	1,359	153,599	16,790	158,728	1,397	160,125	15,947
Equity	52,931	—	52,931	12,227	54,654	—	54,654	14,719
Commodity	34,344	1,394	35,738	9,444	37,605	9	37,614	11,084
Total fair value of trading assets and liabilities	$1,174,224	$6,243	$1,180,467	$65,759	$1,154,200	$5,949	$1,160,149	$57,314

(a)	Balances exclude structured notes for which the fair value option has been elected. See Note 4 on pages 98–99 of this Form 10-Q for further information.

(b)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

The following table presents, as of March 31, 2014, and December 31, 2013, the gross and net derivative receivables by contract and settlement type. Derivative receivables have been netted on the Consolidated Balance Sheets against derivative payables to the same counterparty with respect to derivative contracts for which the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, the receivables are not eligible under U.S. GAAP for netting against related derivative payables on the Consolidated Balance Sheets, and are shown separately in the table below.

	March 31, 2014				December 31, 2013
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over–the–counter (“OTC”)	$478,148	$(455,636)		$22,512	$486,449	$(466,493)		$19,956
OTC–cleared	282,546	(282,388)		158	362,426	(362,404)		22
Exchange traded(a)	—	—		—	—	—		—
Total interest rate contracts	760,694	(738,024)		22,670	848,875	(828,897)		19,978
Credit contracts:
OTC	62,823	(62,220)		603	66,269	(65,725)		544
OTC–cleared	17,983	(17,983)		—	16,841	(16,279)		562
Total credit contracts	80,806	(80,203)		603	83,110	(82,004)		1,106
Foreign exchange contracts:
OTC(a)	119,674	(109,138)		10,536	148,953	(136,763)		12,190
OTC–cleared	41	(41)		—	46	(46)		—
Exchange traded(a)	—	—		—	—	—		—
Total foreign exchange contracts	119,715	(109,179)		10,536	148,999	(136,809)		12,190
Equity contracts:
OTC	25,869	(25,393)		476	31,870	(29,289)		2,581
OTC–cleared	—	—		—	—	—		—
Exchange traded(a)	18,080	(15,104)		2,976	17,732	(11,415)		6,317
Total equity contracts	43,949	(40,497)		3,452	49,602	(40,704)		8,898
Commodity contracts:
OTC	24,455	(17,729)		6,726	21,619	(15,082)		6,537
OTC–cleared	—	—		—	—	—		—
Exchange traded(a)	13,423	(12,563)		860	12,528	(11,212)		1,316
Total commodity contracts	37,878	(30,292)		7,586	34,147	(26,294)		7,853
Derivative receivables with appropriate legal opinion	$1,043,042	$(998,195)	(b)	$44,847	$1,164,733	$(1,114,708)	(b)	$50,025
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	14,425			14,425	15,734			15,734
Total derivative receivables recognized on the Consolidated Balance Sheets	$1,057,467			$59,272	$1,180,467			$65,759

(a)	Exchange traded derivative amounts that relate to futures contracts are settled daily.

(b)	Included cash collateral netted of $60.7 billion and $63.9 billion at March 31, 2014, and December 31, 2013, respectively.

The following table presents, as of March 31, 2014, and December 31, 2013, the gross and net derivative payables by contract and settlement type. Derivative payables have been netted on the Consolidated Balance Sheets against derivative receivables to the same counterparty with respect to derivative contracts for which the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, the payables are not eligible under U.S. GAAP for netting against related derivative receivables on the Consolidated Balance Sheets, and are shown separately in the table below.

	March 31, 2014				December 31, 2013
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$454,198	$(442,483)		$11,715	$467,850	$(458,081)		$9,769
OTC–cleared	277,757	(277,016)		741	354,698	(353,990)		708
Exchange traded(a)	—	—		—	—	—		—
Total interest rate contracts	731,955	(719,499)		12,456	822,548	(812,071)		10,477
Credit contracts:
OTC	62,571	(61,227)		1,344	65,223	(63,671)		1,552
OTC–cleared	17,856	(17,827)		29	16,506	(16,450)		56
Total credit contracts	80,427	(79,054)		1,373	81,729	(80,121)		1,608
Foreign exchange contracts:
OTC	124,284	(114,775)		9,509	155,110	(144,119)		10,991
OTC–cleared	48	(48)		—	61	(59)		2
Exchange traded(a)	—	—		—	—	—		—
Total foreign exchange contracts	124,332	(114,823)		9,509	155,171	(144,178)		10,993
Equity contracts:
OTC	28,713	(25,820)		2,893	33,295	(28,520)		4,775
OTC–cleared	—	—		—	—	—		—
Exchange traded(a)	16,442	(15,103)		1,339	17,349	(11,415)		5,934
Total equity contracts	45,155	(40,923)		4,232	50,644	(39,935)		10,709
Commodity contracts:
OTC	24,729	(18,393)		6,336	21,993	(15,318)		6,675
OTC–cleared	—	—		—	—	—		—
Exchange traded(a)	13,546	(12,563)		983	12,367	(11,212)		1,155
Total commodity contracts	38,275	(30,956)		7,319	34,360	(26,530)		7,830
Derivative payables with appropriate legal opinions	$1,020,144	$(985,255)	(b)	$34,889	$1,144,452	$(1,102,835)	(b)	$41,617
Derivative payables where an appropriate legal opinion has not been either sought or obtained	14,249			14,249	15,697			15,697
Total derivative payables recognized on the Consolidated Balance Sheets	$1,034,393			$49,138	$1,160,149			$57,314

(a)	Exchange traded derivative balances that relate to futures contracts are settled daily.

(b)	Included cash collateral netted of $47.7 billion and $52.1 billion related to OTC and OTC-cleared derivatives at March 31, 2014, and December 31, 2013, respectively.

In addition to the cash collateral received and transferred that is presented on a net basis with net derivative receivables and payables, the Firm receives and transfers additional collateral (financial instruments and cash). These amounts mitigate counterparty credit risk associated with the Firm’s derivative instruments but are not eligible for net presentation, because (a) the collateral is comprised of non-cash financial instruments (generally U.S. government and agency securities and other G7 government bonds), (b) the amount of collateral held or transferred exceeds the fair value exposure, at the individual counterparty level, as of the date presented, or (c) the collateral relates to derivative receivables or payables where an appropriate legal opinion has not been either sought or obtained.

The following tables present information regarding certain financial instrument collateral received and transferred as of March 31, 2014, and December 31, 2013, that is not eligible for net presentation under U.S. GAAP. The collateral included in these tables relates only to the derivative instruments for which appropriate legal opinions have been obtained; excluded are (i) additional collateral that exceeds the fair value exposure and (ii) all collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.

Derivative receivable collateral
	March 31, 2014				December 31, 2013
(in millions)	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure
Derivative receivables with appropriate legal opinions	$44,847	$(11,018)	(a)	$33,829	$50,025	$(12,414)	(a)	$37,611

Derivative payable collateral(b)
	March 31, 2014				December 31, 2013
(in millions)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)
Derivative payables with appropriate legal opinions	$34,889	$(7,370)	(a)	$27,519	$41,617	$(6,873)	(a)	$34,744

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

Liquidity risk and credit-related contingent features
For a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts, see Note 6 on pages 220–233 of JPMorgan Chase’s 2013 Annual Report.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at March 31, 2014, and December 31, 2013.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	March 31, 2014	December 31, 2013
Aggregate fair value of net derivative payables	$23,242	$24,631
Collateral posted	18,947	20,346

The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), at March 31, 2014, and December 31, 2013, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral, except in certain instances in which additional initial margin may be required upon a ratings downgrade, or termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	March 31, 2014		December 31, 2013
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$1,017	$3,018	$952	$3,244
Amount required to settle contracts with termination triggers upon downgrade(b)	522	867	540	876

(a)	Includes the additional collateral to be posted for initial margin.

(b)	Amounts represent fair value of derivative payables, and do not reflect collateral posted.

Impact of derivatives on the Consolidated Statements of Income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses

The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three months ended March 31, 2014 and 2013, respectively. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended March 31, 2014 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$743	$(407)	$336	$29	$307
Foreign exchange(b)	(398)	324	(74)	—	(74)
Commodity(c)	180	(138)	42	15	27
Total	$525	$(221)	$304	$44	$260

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended March 31, 2013 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$(499)	$875	$376	$(40)	$416
Foreign exchange(b)	3,753	(3,752)	1	—	1
Commodity(c)	751	(725)	26	(18)	44
Total	$4,005	$(3,602)	$403	$(58)	$461

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

Cash flow hedge gains and losses

The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three months ended March 31, 2014 and 2013, respectively. The Firm includes the gain/(loss) on the hedging derivative and the change in cash flows on the hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months ended March 31, 2014 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(26)	$—	$(26)	$63	$89
Foreign exchange(b)	(1)	—	(1)	9	10
Total	$(27)	$—	$(27)	$72	$99

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months ended March 31, 2013 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(27)	$—	$(27)	$(26)	$1
Foreign exchange(b)	(2)	—	(2)	(104)	(102)
Total	$(29)	$—	$(29)	$(130)	$(101)

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.

(c)	The Firm did not experience any forecasted transactions that failed to occur for the three months ended March 31, 2014 and 2013.

(d)
Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

Over the next 12 months, the Firm expects that $39 million (after-tax) of net gains recorded in accumulated other comprehensive income (“AOCI”) at March 31, 2014, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.
Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the three months ended March 31, 2014, and 2013.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2014		2013
Three months ended March 31, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(105)	$(154)	$(77)	$420
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in current-period income. The Firm measures the ineffectiveness of net investment hedge accounting relationships based on changes in spot foreign currency rates, and therefore there was no ineffectiveness for net investment hedge accounting relationships during the three months ended March 31, 2014, and 2013.

Gains and losses on derivatives used for specified risk management purposes
The following table presents pretax gains/(losses) recorded on a limited number of derivatives, not designated in hedge accounting relationships, that are used to manage risks associated with certain specified assets and liabilities, including certain risks arising from the mortgage pipeline, warehouse loans, MSRs, wholesale lending exposures, foreign currency-denominated liabilities, and commodities-related contracts and investments.

	Derivatives gains/(losses) recorded in income
	Three months ended March 31,
(in millions)	2014	2013
Contract type
Interest rate(a)	$518	$458
Credit(b)	(17)	(31)
Foreign exchange	—	1
Commodity(c)	183	34
Total	$684	$462

(a)
Primarily relates to interest rate derivatives used to hedge the interest rate risks associated with the mortgage pipeline, warehouse loans and MSRs. Gains and losses were recorded predominantly in mortgage fees and related income.

(b)
Relates to credit derivatives used to mitigate credit risk associated with lending exposures in the Firm’s wholesale businesses. These derivatives do not include credit derivatives used to mitigate counterparty credit risk arising from derivative receivables, which is included in gains and losses on derivatives related to market-making activities and other derivatives. Gains and losses were recorded in principal transactions revenue.

(c)
Primarily relates to commodity derivatives used to mitigate energy price risk associated with energy-related contracts and investments. Gains and losses were recorded in principal transactions revenue.

Gains and losses on derivatives related to market-making activities and other derivatives
The Firm makes markets in derivatives in order to meet the needs of customers and uses derivatives to manage certain risks associated with net open risk positions from the Firm’s market-making activities, including the counterparty credit risk arising from derivative receivables. These derivatives, as well as all other derivatives that are not included in the hedge accounting or specified risk management categories above, are included in this category. Gains and losses on these derivatives are primarily recorded in principal transactions revenue. See Note 6 on page 110 of this Form 10-Q for information on principal transactions revenue.

Credit derivatives
For a more detailed discussion of credit derivatives, see Note 6 on pages 220–233 of JPMorgan Chase’s 2013 Annual Report.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
March 31, 2014 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(2,578,437)	$2,579,206	$769	$13,583
Other credit derivatives(a)	(104,117)	45,157	(58,960)	22,631
Total credit derivatives	(2,682,554)	2,624,363	(58,191)	36,214
Credit-related notes	(127)	—	(127)	2,814
Total	$(2,682,681)	$2,624,363	$(58,318)	$39,028

	Maximum payout/Notional amount
December 31, 2013 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(2,601,581)	$2,610,198	$8,617	$8,722
Other credit derivatives(a)	(95,094)	45,921	(49,173)	24,192
Total credit derivatives	(2,696,675)	2,656,119	(40,556)	32,914
Credit-related notes	(130)	—	(130)	2,720
Total	$(2,696,805)	$2,656,119	$(40,686)	$35,634

(a)	Other credit derivatives predominantly consists of put options on fixed income portfolios.

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
The following tables summarize the notional and fair value amounts of credit derivatives and credit-related notes as of March 31, 2014, and December 31, 2013, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile
March 31, 2014 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(336,033)	$(1,480,441)	$(159,267)	$(1,975,741)	$31,405	$(5,176)	$26,229
Noninvestment-grade	(139,458)	(532,686)	(34,796)	(706,940)	27,735	(15,521)	12,214
Total	$(475,491)	$(2,013,127)	$(194,063)	$(2,682,681)	$59,140	$(20,697)	$38,443

December 31, 2013 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(365,660)	$(1,486,394)	$(130,597)	$(1,982,651)	$31,727	$(5,629)	$26,098
Noninvestment-grade	(140,540)	(544,671)	(28,943)	(714,154)	27,426	(16,674)	10,752
Total	$(506,200)	$(2,031,065)	$(159,540)	$(2,696,805)	$59,153	$(22,303)	$36,850

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

Note 6 – Noninterest revenue
For a discussion of the components of and accounting policies for the Firm’s noninterest revenue, see Note 7 on pages 234–235 of JPMorgan Chase’s 2013 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended March 31,
(in millions)	2014	2013
Underwriting
Equity	$353	$273
Debt	683	917
Total underwriting	1,036	1,190
Advisory	384	255
Total investment banking fees	$1,420	$1,445
The following table presents all realized and unrealized gains and losses recorded in principal transactions revenue by major underlying type of risk exposures.

	Three months ended March 31,
(in millions)	2014	2013
Trading revenue by risk exposure
Interest rate	$224	$589
Credit	603	1,145
Foreign exchange	578	489
Equity	800	1,122
Commodity(a)	695	688
Total trading revenue	2,900	4,033
Private equity gains/(losses)(b)	422	(272)
Principal transactions	$3,322	$3,761

(a)
Includes realized gains and losses and unrealized losses on physical commodities inventories that are generally carried at the lower of cost or market (market approximates fair value), subject to any applicable fair value hedge accounting adjustments, and gains and losses on commodity derivatives and other financial instruments that are carried at fair value through income. Commodity derivatives are frequently used to manage the Firm’s risk exposure to its physical commodities inventories. For gains/(losses) related to commodity fair value hedges see Note 5 on pages 100–109.

(b)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, as well as those held in other business segments.

The following table presents the components of firmwide asset management, administration and commissions.

	Three months ended March 31,
(in millions)	2014	2013
Asset management fees
Investment management fees(a)	$2,096	$1,825
All other asset management fees(b)	123	124
Total asset management fees	2,219	1,949

Total administration fees(c)	527	527

Commission and other fees
Brokerage commissions	632	580
All other commissions and fees	458	543
Total commissions and fees	1,090	1,123
Total asset management, administration and commissions	$3,836	$3,599

(a)	Represents fees earned from managing assets on behalf of Firm clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.

(b)	Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.

(c)	Predominantly includes fees for custody, securities lending, funds services and securities clearance.
Other income
Included in other income is operating lease income of $398 million and $349 million for the three months ended March 31, 2014 and 2013, respectively.

Note 7 – Interest income and Interest expense
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, see Note 8 on page 236 of JPMorgan Chase’s 2013 Annual Report.
Details of interest income and interest expense were as follows.

	Three months ended March 31,
(in millions)	2014		2013
Interest income
Loans	$8,039		$8,513
Taxable securities	1,902		1,707
Tax-exempt securities	315		183
Total securities	2,217		1,890
Trading assets	1,771		2,211	(d)
Federal funds sold and securities purchased under resale agreements	436		514
Securities borrowed	(88)	(c)	(6)	(c)
Deposits with banks	256		163
Other assets(a)	162		80
Total interest income	$12,793		$13,365	(d)
Interest expense
Interest-bearing deposits	$426		$545
Short-term and other liabilities(b)	428		458	(d)
Long-term debt	1,167		1,295
Beneficial interests issued by consolidated VIEs	105		134
Total interest expense	$2,126		$2,432	(d)
Net interest income	$10,667		$10,933
Provision for credit losses	850		617
Net interest income after provision for credit losses	$9,817		$10,316

(a)	Largely margin loans.

(b)	Includes brokerage customer payables.

(c)
Negative interest income for the three months ended March 31, 2014 and 2013, is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; the offset of this matched book activity is reflected as lower net interest expense reported within short-term and other liabilities.

(d)	Prior period amounts (and the corresponding amounts on the Consolidated statements of income) have been reclassified to conform with the current period presentation.

Note 8 – Pension and other postretirement employee benefit plans
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit (“OPEB”) plans, see Note 9 on pages 237–246 of JPMorgan Chase’s 2013 Annual Report.
The following table presents the components of net periodic benefit costs reported in the Consolidated Statements of Income for the Firm’s U.S. and non-U.S. defined benefit pension, defined contribution and OPEB plans.

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Three months March 31, (in millions)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost
Benefits earned during the period	$70	$78	$9	$9	$—	$—
Interest cost on benefit obligations	134	112	34	30	9	9
Expected return on plan assets	(246)	(239)	(44)	(34)	(25)	(22)
Amortization:
Net (gain)/loss	6	68	12	12	—	1
Prior service cost/(credit)	(10)	(10)	—	(1)	—	—
Net periodic defined benefit cost	(46)	9	11	16	(16)	(12)
Other defined benefit pension plans(a)	3	3	2	2	NA	NA
Total defined benefit plans	(43)	12	13	18	(16)	(12)
Total defined contribution plans	108	105	80	79	NA	NA
Total pension and OPEB cost included in compensation expense	$65	$117	$93	$97	$(16)	$(12)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $16.3 billion and $3.6 billion, as of March 31, 2014, and $16.1 billion and $3.5 billion respectively, as of December 31,2013. See Note 19 on page 153 of this Form 10-Q for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the three months periods ended March 31, 2014, and 2013.
The Firm does not anticipate any contribution to the U.S. defined benefit pension plan in 2014 at this time. For 2014 , the cost associated with funding benefits under the Firm’s U.S. non-qualified defined benefit pension plans is expected to total $37 million. The 2014 contributions to the non-U.S. defined benefit pension and OPEB plans are expected to be $49 million and $2 million, respectively.
Note 9 – Employee stock-based incentives
For a discussion of the accounting policies and other information relating to employee stock-based incentives, see Note 10 on pages 247–248 of JPMorgan Chase’s 2013 Annual Report.
The Firm recognized the following noncash compensation expense related to its various employee stock-based incentive plans in its Consolidated Statements of Income.

	Three months ended March 31,
(in millions)	2014	2013
Cost of prior grants of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$410	$384
Accrual of estimated costs of stock awards to be granted in future periods including those to full-career eligible employees	208	257
Total noncash compensation expense related to employee stock-based incentive plans	$618	$641

In the first quarter of 2014, in connection with its annual incentive grant for the 2013 performance year, the Firm granted 36 million RSUs with a weighted-average grant date fair value of $57.87 per RSU.
Note 10 – Noninterest expense
The following table presents the components of noninterest expense.

	Three months ended March 31,
(in millions)	2014	2013
Compensation expense	$7,859	$8,414
Noncompensation expense:
Occupancy expense	952	901
Technology, communications and equipment expense	1,411	1,332
Professional and outside services	1,786	1,734
Marketing	564	589
Other expense(a)(b)	1,933	2,301
Amortization of intangibles	131	152
Total noncompensation expense	6,777	7,009
Total noninterest expense	$14,636	$15,423

(a)	Included firmwide legal expense of $347 million for the three months ended March 31, 2013. Firmwide legal expense was not material for the three months ended March 31, 2014.

(b)	Included FDIC-related expense of $293 million and $379 million for the three months ended March 31, 2014 and 2013, respectively.

Note 11 – Securities
Securities are classified as AFS, held-to-maturity (“HTM”) or trading. Securities classified as trading are discussed in Note 3 on pages 86–97 of this Form 10-Q. Predominantly all of the Firm’s AFS and HTM investment securities (the “investment securities portfolio”) are held by Treasury and Chief Investment Office (“CIO”) in connection with its asset-liability management objectives. At both March 31, 2014, and December 31, 2013, the average credit rating of the debt securities comprising the investment securities portfolio was AA+ (based upon external ratings where available and, where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). For additional information regarding the investment securities portfolio, see Note 12 on pages 249–254 of JPMorgan Chase’s 2013 Annual Report.
During the first quarter of 2014, the Firm transferred U.S. government agency mortgage-backed securities and obligations of U.S. states and municipalities with a fair value of $19.3 billion from available-for-sale to held-to-maturity. These securities were transferred at fair value. Accumulated other comprehensive income included net pretax unrealized losses of $9 million on the securities at the date of transfer. The transfers reflect the Firm’s intent to hold the securities to maturity in order to reduce the impact of price volatility on accumulated other comprehensive income and certain capital measures under Basel III.
Realized gains and losses
The following table presents realized gains and losses and other-than-temporary impairment losses (“OTTI”) from AFS securities that were recognized in income.

	Three months ended March 31,
(in millions)	2014	2013
Realized gains	$148	$521
Realized losses	(115)	(12)
Net realized gains(a)	33	509
Other-than-temporary impairment losses:
Credit-related	—	—
Securities the Firm intends to sell	(3)	—
Total OTTI losses recognized in income	(3)	—
Net securities gains	$30	$509

(a)	Total proceeds from securities sold were within approximately 1% and 4% of amortized cost for the three months ended March 31, 2014, and 2013, respectively.

The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	March 31, 2014				December 31, 2013
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$60,840	$1,858	$441	$62,257	$76,428	$2,364	$977	$77,815
Residential:
Prime and Alt-A	2,918	56	37	2,937	2,744	61	27	2,778
Subprime	862	22	—	884	908	23	1	930
Non-U.S.	53,499	1,399	1	54,897	57,448	1,314	1	58,761
Commercial	16,794	578	14	17,358	15,891	560	26	16,425
Total mortgage-backed securities	134,913	3,913	493	138,333	153,419	4,322	1,032	156,709
U.S. Treasury and government agencies(a)	19,626	129	44	19,711	21,310	385	306	21,389
Obligations of U.S. states and municipalities	25,285	1,132	198	26,219	29,741	707	987	29,461
Certificates of deposit	1,509	3	1	1,511	1,041	1	1	1,041
Non-U.S. government debt securities	54,479	986	64	55,401	55,507	863	122	56,248
Corporate debt securities	20,287	542	15	20,814	21,043	498	29	21,512
Asset-backed securities:
Collateralized loan obligations	27,451	211	110	27,552	28,130	236	136	28,230
Other	11,782	204	2	11,984	12,062	186	3	12,245
Total available-for-sale debt securities	295,332	7,120	927	301,525	322,253	7,198	2,616	326,835
Available-for-sale equity securities	3,040	14	—	3,054	3,125	17	—	3,142
Total available-for-sale securities	$298,372	$7,134	$927	$304,579	$325,378	$7,215	$2,616	$329,977
Total held-to-maturity securities(b)	$47,271	$401	$113	$47,559	$24,026	$22	$317	$23,731

(a)	Included total U.S. government-sponsored enterprise obligations with fair values of $56.1 billion and $67.0 billion at March 31, 2014, and December 31, 2013, respectively.

(b)
As of March 31, 2014, consists of MBS issued by U. S. government-sponsored enterprises with an amortized cost of $35.3 billion, MBS issued by U.S. government agencies with an amortized cost of $4.3 billion and obligations of U.S. states and municipalities with an amortized cost of $7.7 billion. As of December 31, 2013, consists of MBS issued by U.S. government-sponsored enterprises with an amortized cost of $23.1 billion and obligations of U.S. states and municipalities with an amortized cost of $920 million.

Securities impairment
The following tables present the fair value and gross unrealized losses for investment securities by aging category at March 31, 2014, and December 31, 2013.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
March 31, 2014 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$16,260	$324	$1,819	$117	$18,079	$441
Residential:
Prime and Alt-A	1,138	37	—	—	1,138	37
Subprime	—	—	—	—	—	—
Non-U.S.	909	1	—	—	909	1
Commercial	1,999	14	—	—	1,999	14
Total mortgage-backed securities	20,306	376	1,819	117	22,125	493
U.S. Treasury and government agencies	2,991	6	256	38	3,247	44
Obligations of U.S. states and municipalities	6,635	191	48	7	6,683	198
Certificates of deposit	520	1	—	—	520	1
Non-U.S. government debt securities	7,219	52	737	12	7,956	64
Corporate debt securities	1,932	10	445	5	2,377	15
Asset-backed securities:
Collateralized loan obligations	15,403	83	1,851	27	17,254	110
Other	970	2	—	—	970	2
Total available-for-sale debt securities	55,976	721	5,156	206	61,132	927
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity securities	14,208	113	—	—	14,208	113
Total securities with gross unrealized losses	$70,184	$834	$5,156	$206	$75,340	$1,040

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2013 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$20,293	$895	$1,150	$82	$21,443	$977
Residential:
Prime and Alt-A	1,061	27	—	—	1,061	27
Subprime	152	1	—	—	152	1
Non-U.S.	—	—	158	1	158	1
Commercial	3,980	26	—	—	3,980	26
Total mortgage-backed securities	25,486	949	1,308	83	26,794	1,032
U.S. Treasury and government agencies	6,293	250	237	56	6,530	306
Obligations of U.S. states and municipalities	15,387	975	55	12	15,442	987
Certificates of deposit	988	1	—	—	988	1
Non-U.S. government debt securities	11,286	110	821	12	12,107	122
Corporate debt securities	1,580	21	505	8	2,085	29
Asset-backed securities:
Collateralized loan obligations	18,369	129	393	7	18,762	136
Other	1,114	3	—	—	1,114	3
Total available-for-sale debt securities	80,503	2,438	3,319	178	83,822	2,616
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity securities	$20,745	$317	$—	$—	$20,745	$317
Total securities with gross unrealized losses	$101,248	$2,755	$3,319	$178	$104,567	$2,933

Other-than-temporary impairment
For the three months ended March 31, 2014, the Firm recognized $3 million of OTTI losses related to securities the Firm intends to sell. The Firm did not recognize any OTTI losses for the three months ended March 31, 2013.
Changes in the credit loss component of credit-impaired debt securities
During the three months ended March 31, 2013, the credit loss component of credit-impaired securities was reduced by $3 million due to the sales of the securities. The Firm did not experience any changes to the credit loss component of credit-impaired securities during the three months ended March 31, 2014.
Gross unrealized losses
Gross unrealized losses have generally decreased since December 31, 2013. Though losses on securities that have been in an unrealized loss position for 12 months or more have increased, the increase is not material. The Firm has recognized the unrealized losses on securities it intends to sell. As of March 31, 2014, the Firm does not intend to sell any investment securities with unrealized losses recorded in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities noted above for which credit losses have been recognized in income, the Firm believes that the securities in an unrealized loss position are not other-than-temporarily impaired as of March 31, 2014.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at March 31, 2014, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity March 31, 2014 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$700	$14,103	$5,971	$114,139	$134,913
Fair value	707	14,639	6,055	116,932	138,333
Average yield(b)	2.31%	2.09%	2.87%	2.93%	2.83%
U.S. Treasury and government agencies(a)
Amortized cost	$9,759	$7,495	$1,443	$929	$19,626
Fair value	9,774	7,503	1,449	985	19,711
Average yield(b)	0.39%	0.38%	0.38%	0.77%	0.40%
Obligations of U.S. states and municipalities
Amortized cost	$51	$426	$1,311	$23,497	$25,285
Fair value	52	449	1,354	24,364	26,219
Average yield(b)	3.28%	5.16%	4.44%	6.82%	6.66%
Certificates of deposit
Amortized cost	$1,458	$51	$—	$—	$1,509
Fair value	1,459	52	—	—	1,511
Average yield(b)	6.44%	3.28%	—%	—%	6.33%
Non-U.S. government debt securities
Amortized cost	$11,575	$14,056	$25,796	$3,052	$54,479
Fair value	11,617	14,238	26,361	3,185	55,401
Average yield(b)	3.10%	2.49%	1.37%	1.46%	2.03%
Corporate debt securities
Amortized cost	$4,229	$10,231	$5,827	$—	$20,287
Fair value	4,245	10,545	6,024	—	20,814
Average yield(b)	1.85%	2.49%	2.55%	—%	2.38%
Asset-backed securities
Amortized cost	$31	$2,409	$16,038	$20,755	$39,233
Fair value	31	2,433	16,149	20,923	39,536
Average yield(b)	2.15%	2.05%	1.83%	1.80%	1.82%
Total available-for-sale debt securities
Amortized cost	$27,803	$48,771	$56,386	$162,372	$295,332
Fair value	27,885	49,859	57,392	166,389	301,525
Average yield(b)	2.12%	2.05%	1.83%	3.30%	2.70%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$3,040	$3,040
Fair value	—	—	—	3,054	3,054
Average yield(b)	—%	—%	—%	0.17%	0.17%
Total available-for-sale securities
Amortized cost	$27,803	$48,771	$56,386	$165,412	$298,372
Fair value	27,885	49,859	57,392	169,443	304,579
Average yield(b)	2.12%	2.05%	1.83%	3.25%	2.68%
Total held-to-maturity securities
Amortized cost	$—	$57	$325	$46,889	$47,271
Fair value	—	57	331	47,171	47,559
Average yield(b)	—%	4.13%	4.70%	3.91%	3.92%

(a)	U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at March 31, 2014.

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

(c)
Includes securities with no stated maturity. Substantially all of the Firm’s residential mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately six years for agency residential mortgage-backed securities, two years for agency residential collateralized mortgage obligations and four years for nonagency residential collateralized mortgage obligations.

Note 12 – Securities financing activities
For a discussion of accounting policies relating to securities financing activities, see Note 13 on pages 255–257 of JPMorgan Chase’s 2013 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, see Note 4 on pages 98–99 of this Form 10-Q. For further information regarding assets pledged and collateral received in securities financing agreements, see Note 22 on page 159 of this Form 10-Q.

The following table presents as of March 31, 2014, and December 31, 2013, the gross and net securities purchased under resale agreements and securities borrowed. Securities purchased under resale agreements have been presented on the Consolidated Balance Sheets net of securities sold under repurchase agreements where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement, and where the other relevant criteria have been met. Where such a legal opinion has not been either sought or obtained, the securities purchased under resale agreements are not eligible for netting and are shown separately in the table below. Securities borrowed are presented on a gross basis on the Consolidated Balance Sheets.

	March 31, 2014				December 31, 2013
(in millions)	Gross asset balance	Amounts netted on the Consolidated Balance Sheets	Net asset balance		Gross asset balance	Amounts netted on the Consolidated Balance Sheets	Net asset balance
Securities purchased under resale agreements
Securities purchased under resale agreements with an appropriate legal opinion	$363,466	$(107,766)	$255,700		$354,814	$(115,408)	$239,406
Securities purchased under resale agreements where an appropriate legal opinion has not been either sought or obtained	9,041		9,041		8,279		8,279
Total securities purchased under resale agreements	$372,507	$(107,766)	$264,741	(a)	$363,093	$(115,408)	$247,685	(a)
Securities borrowed	$122,021	N/A	$122,021	(b)(c)	$111,465	N/A	$111,465	(b)(c)

(a)	At March 31, 2014, and December 31, 2013, included securities purchased under resale agreements of $25.7 billion and $25.1 billion, respectively, accounted for at fair value.

(b)	At March 31, 2014, and December 31, 2013, included securities borrowed of $2.4 billion and $3.7 billion, respectively, accounted for at fair value.

(c)
Included $25.3 billion and $26.9 billion at March 31, 2014, and December 31, 2013, respectively, of securities borrowed where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement.

The following table presents information as of March 31, 2014, and December 31, 2013, regarding the securities purchased under resale agreements and securities borrowed for which an appropriate legal opinion has been obtained with respect to the master netting agreement. The below table excludes information related to resale agreements and securities borrowed where such a legal opinion has not been either sought or obtained.

	March 31, 2014				December 31, 2013
		Amounts not nettable on the Consolidated Balance Sheets(a)				Amounts not nettable on the Consolidated Balance Sheets(a)
(in millions)	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure
Securities purchased under resale agreements with an appropriate legal opinion	$255,700	$(252,551)	$(122)	$3,027	$239,406	$(234,495)	$(98)	$4,813
Securities borrowed	$96,747	$(94,488)	$—	$2,259	$84,531	$(81,127)	$—	$3,404

(a)
For some counterparties, the sum of the financial instruments and cash collateral not nettable on the Consolidated Balance Sheets may exceed the net asset balance. Where this is the case the total amounts reported in these two columns are limited to the balance of the net reverse repurchase agreement or securities borrowed asset with that counterparty. As a result a net exposure amount is reported even though the Firm, on an aggregate basis for its securities purchased under resale agreements and securities borrowed, has received securities collateral with a total fair value that is greater than the funds provided to counterparties.

(b)
Includes financial instrument collateral received, repurchase liabilities and securities loaned liabilities with an appropriate legal opinion with respect to the master netting agreement; these amounts are not presented net on the Consolidated Balance Sheets because other U.S. GAAP netting criteria are not met.

The following table presents as of March 31, 2014, and December 31, 2013, the gross and net securities sold under repurchase agreements and securities loaned. Securities sold under repurchase agreements have been presented on the Consolidated Balance Sheets net of securities purchased under resale agreements where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement, and where the other relevant criteria have been met. Where such a legal opinion has not been either sought or obtained, the securities sold under repurchase agreements are not eligible for netting and are shown separately in the table below. Securities loaned are presented on a gross basis on the Consolidated Balance Sheets.

	March 31, 2014				December 31, 2013
(in millions)	Gross liability balance	Amounts netted on the Consolidated Balance Sheets	Net liability balance		Gross liability balance		Amounts netted on the Consolidated Balance Sheets	Net liability balance
Securities sold under repurchase agreements
Securities sold under repurchase agreements with an appropriate legal opinion	$283,402	$(107,766)	$175,636		$257,630	(f)	$(115,408)	$142,222	(f)
Securities sold under repurchase agreements where an appropriate legal opinion has not been either sought or obtained(a)	17,674		17,674		18,143	(f)		18,143	(f)
Total securities sold under repurchase agreements	$301,076	$(107,766)	$193,310	(c)	$275,773		$(115,408)	$160,365	(c)
Securities loaned(b)	$29,029	N/A	$29,029	(d)(e)	$25,769		N/A	$25,769	(d)(e)

(a)	Includes repurchase agreements that are not subject to a master netting agreement but do provide rights to collateral.

(b)
Included securities-for-securities borrow vs. pledge transactions of $5.7 billion and $5.8 billion at March 31, 2014, and December 31, 2013, respectively, when acting as lender and as presented within other liabilities in the Consolidated Balance Sheets.

(c)	At March 31, 2014, and December 31, 2013, included securities sold under repurchase agreements of $4.9 billion and $4.9 billion, respectively, accounted for at fair value.

(d)	At December 31, 2013, included securities loaned of $483 million accounted for at fair value; there were no securities loaned accounted for at fair value as of March 31, 2014.

(e)
Included $144 million and $397 million at March 31, 2014, and December 31, 2013, respectively, of securities loaned where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement.

(f)	The prior period amounts have been revised with a corresponding impact in the table below. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.
The following table presents information as of March 31, 2014, and December 31, 2013, regarding the securities sold under repurchase agreements and securities loaned for which an appropriate legal opinion has been obtained with respect to the master netting agreement. The below table excludes information related to repurchase agreements and securities loaned where such a legal opinion has not been either sought or obtained.

	March 31, 2014				December 31, 2013
		Amounts not nettable on the Consolidated balance sheets(a)					Amounts not nettable on the Consolidated balance sheets(a)
(in millions)	Net liability balance	Financial instruments(b)	Cash collateral	Net amount(c)	Net liability balance		Financial instruments(b)		Cash collateral	Net amount(c)
Securities sold under repurchase agreements with an appropriate legal opinion	$175,636	$(173,554)	$(361)	$1,721	$142,222	(d)	$(139,051)	(d)	$(450)	$2,721
Securities loaned	$28,885	$(28,663)	$—	$222	$25,372		$(25,125)		$—	$247

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

(c)	Net amount represents exposure of counterparties to the Firm.

(d)	The prior period amounts have been revised with a corresponding impact in the table above. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

Transfers not qualifying for sale accounting
At March 31, 2014, and December 31, 2013, the Firm held $12.9 billion and $14.6 billion, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets, other assets and loans, and the corresponding liabilities are recorded in other borrowed funds, and accounts payable and other liabilities, on the Consolidated Balance Sheets.

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

For a detailed discussion of loans, including accounting policies, see Note 14 on pages 258–283 of JPMorgan Chase’s 2013 Annual Report. See Note 4 on pages 98–99 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 on pages 86–97 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.

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
• Home equity – junior lien
• Prime mortgage, including
   option ARMs
• Subprime mortgage
Other consumer loans
• Auto(b)
• Business banking(b)
• Student and other
Residential real estate – PCI
• Home equity
• Prime mortgage
• Subprime mortgage
• Option ARMs
	• Credit card loans	• Commercial and industrial • Real estate • Financial institutions • Government agencies • Other(d)

(a)	Includes loans held in CCB, and prime mortgage loans held in the AM business segment and in Corporate/Private Equity.

(b)
Includes certain business banking and auto dealer risk-rated loans that apply the wholesale methodology for determining the allowance for loan losses; these loans are managed by CCB, and therefore, for consistency in presentation, are included with the other consumer loan classes.

(c)	Includes loans held in CIB, CB and AM business segments and in Corporate/Private Equity. Classes are internally defined and may not align with regulatory definitions.

(d)	Other primarily includes loans to SPEs and loans to private banking clients. See Note 1 on pages 189–191 of JPMorgan Chase’s 2013 Annual Report for additional information on SPEs.

The following tables summarize the Firm’s loan balances by portfolio segment.

March 31, 2014	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$287,930	$121,512	$311,718	$721,160	(b)
Held-for-sale	238	304	6,920	7,462
At fair value	—	—	2,349	2,349
Total	$288,168	$121,816	$320,987	$730,971

December 31, 2013	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$288,449	$127,465	$308,263	$724,177	(b)
Held-for-sale	614	326	11,290	12,230
At fair value	—	—	2,011	2,011
Total	$289,063	$127,791	$321,564	$738,418

(a)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(b)
Loans (other than PCI loans and those for which the fair value option has been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $1.8 billion and $1.9 billion at March 31, 2014, and December 31, 2013, respectively.

The following table provides information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. These tables exclude loans recorded at fair value. The Firm manages its exposure to credit risk on an ongoing basis. Selling loans is one way that the Firm reduces its credit exposures.

	2014					2013
Three months ended March 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$1,582	(a)(b)	$—	$121	$1,703	$2,625	(a)(b)	$—	$95	$2,720
Sales	891		—	2,356	3,247	1,429		—	1,153	2,582
Retained loans reclassified to held-for-sale	—		—	297	297	—		—	344	344

(a)
Purchases predominantly represent the Firm’s voluntary repurchase of certain delinquent loans from loan pools as permitted by Ginnie Mae guidelines. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, the Federal Housing Administration (“FHA”), Rural Housing Services (“RHS”) and/or the U.S. Department of Veterans Affairs (“VA”).

(b)
Excluded retained loans purchased from correspondents that were originated in accordance with the Firm’s underwriting standards. Such purchases were $1.7 billion and $957 million for the three months ended March 31, 2014 and 2013, respectively.

The following table provides information about gains/(losses) on loan sales by portfolio segment.

	Three months ended March 31,
(in millions)	2014	2013
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Consumer, excluding credit card	$42	$144
Credit card	—	—
Wholesale	24	7
Total net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)	$66	$151

(a)	Excludes sales related to loans accounted for at fair value.

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
The table below provides information about retained consumer loans, excluding credit card, by class.

(in millions)	March 31, 2014	December 31, 2013
Residential real estate – excluding PCI
Home equity:
Senior lien	$16,635	$17,113
Junior lien	39,496	40,750
Mortgages:
Prime, including option ARMs	89,938	87,162
Subprime	6,869	7,104
Other consumer loans
Auto	52,952	52,757
Business banking	18,992	18,951
Student and other	11,442	11,557
Residential real estate – PCI
Home equity	18,525	18,927
Prime mortgage	11,658	12,038
Subprime mortgage	4,062	4,175
Option ARMs	17,361	17,915
Total retained loans	$287,930	$288,449

For further information on consumer credit quality indicators, see Note 14 on pages 258–283 of JPMorgan Chase’s 2013 Annual Report.
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

Residential real estate – excluding PCI loans
	Home equity
(in millions, except ratios)	Senior lien		Junior lien
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Loan delinquency(a)
Current	$16,039	$16,470	$38,704	$39,864
30–149 days past due	250	298	566	662
150 or more days past due	346	345	226	224
Total retained loans	$16,635	$17,113	$39,496	$40,750
% of 30+ days past due to total retained loans	3.58%	3.76%	2.01%	2.17%
90 or more days past due and still accruing	$—	$—	$—	$—
90 or more days past due and government guaranteed(b)	—	—	—	—
Nonaccrual loans	920	932	1,806	1,876
Current estimated LTV ratios(c)(d)(e)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$26	$40	$798	$1,101
Less than 660	16	22	256	346
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	167	212	4,045	4,645
Less than 660	88	107	1,230	1,407
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	747	858	7,649	7,995
Less than 660	299	326	2,116	2,128
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	12,934	13,186	19,899	19,732
Less than 660	2,358	2,362	3,503	3,396
U.S. government-guaranteed	—	—	—	—
Total retained loans	$16,635	$17,113	$39,496	$40,750
Geographic region
California	$2,339	$2,397	$8,976	$9,240
New York	2,671	2,732	8,187	8,429
Illinois	1,218	1,248	2,737	2,815
Florida	828	847	2,096	2,167
Texas	1,961	2,044	1,151	1,199
New Jersey	618	630	2,375	2,442
Arizona	985	1,019	1,764	1,827
Washington	543	555	1,338	1,378
Michigan	776	799	942	976
Ohio	1,258	1,298	869	907
All other(f)	3,438	3,544	9,061	9,370
Total retained loans	$16,635	$17,113	$39,496	$40,750

(a)
Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $5.1 billion and $4.7 billion; 30–149 days past due included $2.1 billion and $2.4 billion; and 150 or more days past due included $6.5 billion and $6.6 billion at March 31, 2014, and December 31, 2013, respectively.

(b)
These balances, which are 90 days or more past due but insured by U.S. government agencies, are excluded from nonaccrual loans. In predominately all cases, 100% of the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. These amounts have been excluded from nonaccrual loans based upon the government guarantee. At March 31, 2014, and December 31, 2013, these balances included $4.5 billion and $4.7 billion, respectively, of loans that are no longer accruing interest because interest has been curtailed by the U.S. government agencies although, in predominantly all cases, 100% of the principal is still insured. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate.

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

(d)
Junior lien represents combined LTV, which considers all available lien positions, as well as unused lines, related to the property. All other products are presented without consideration of subordinate liens on the property.

(e)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(f)	At both March 31, 2014, and December 31, 2013, included mortgage loans insured by U.S. government agencies of $13.7 billion.

(g)
At March 31, 2014, and December 31, 2013, excluded mortgage loans insured by U.S. government agencies of $8.6 billion and $9.0 billion, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

(table continued from previous page)

Mortgages
Prime, including option ARMs				Subprime		Total residential real estate – excluding PCI
March 31, 2014		December 31, 2013		March 31, 2014	December 31, 2013	March 31, 2014		December 31, 2013

$79,492		$76,108		$5,837	$5,956	$140,072		$138,398
2,787		3,155		571	646	4,174		4,761
7,659		7,899		461	502	8,692		8,970
$89,938		$87,162		$6,869	$7,104	$152,938		$152,129
2.04%	(g)	2.32%	(g)	15.02%	16.16%	2.78%	(g)	3.09%	(g)
$—		$—		$—	$—	$—		$—
7,533		7,823		—	—	7,533		7,823
2,650		2,666		1,397	1,390	6,773		6,864

$1,102		$1,084		$30	$52	$1,956		$2,277
246		303		146	197	664		868

1,149		1,433		212	249	5,573		6,539
538		687		510	597	2,366		2,798

4,189		4,528		589	614	13,174		13,995
1,379		1,579		1,065	1,141	4,859		5,174

62,297		58,477		1,998	1,961	97,128		93,356
5,307		5,359		2,319	2,293	13,487		13,410
13,731		13,712		—	—	13,731		13,712
$89,938		$87,162		$6,869	$7,104	$152,938		$152,129

$22,861		$21,876		$1,041	$1,069	$35,217		$34,582
14,522		14,085		908	942	26,288		26,188
5,427		5,216		270	280	9,652		9,559
4,673		4,598		855	885	8,452		8,497
3,763		3,565		212	220	7,087		7,028
2,758		2,679		323	339	6,074		6,090
1,449		1,385		141	144	4,339		4,375
2,010		1,951		146	150	4,037		4,034
1,029		998		172	178	2,919		2,951
483		466		156	161	2,766		2,832
30,963		30,343		2,645	2,736	46,107		45,993
$89,938		$87,162		$6,869	$7,104	$152,938		$152,129

The following tables represent the Firm’s delinquency statistics for junior lien home equity loans and lines as of March 31, 2014, and December 31, 2013.

	Delinquencies				Total 30+ day delinquency rate
March 31, 2014	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$282	$96	$154	$30,208	1.76%
Beyond the revolving period	67	32	56	5,560	2.79
HELOANs	66	23	16	3,728	2.82
Total	$415	$151	$226	$39,496	2.01%

	Delinquencies				Total 30+ day delinquency rate
December 31, 2013	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$341	$104	$162	$31,848	1.91%
Beyond the revolving period	84	21	46	4,980	3.03
HELOANs	86	26	16	3,922	3.26
Total	$511	$151	$224	$40,750	2.17%
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

Impaired loans
The table below sets forth information about the Firm’s residential real estate impaired loans, excluding PCI loans. These loans are considered to be impaired as they have been modified in a troubled debt restructuring (“TDR”). All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on page 140 of this Form 10-Q.

	Home equity				Mortgages				Total residential real estate – excluding PCI
(in millions)	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013
Impaired loans
With an allowance	$561	$567	$729	$727	$5,596	$5,871	$2,838	$2,989	$9,724	$10,154
Without an allowance(a)	575	579	590	592	1,298	1,133	787	709	3,250	3,013
Total impaired loans(b)	$1,136	$1,146	$1,319	$1,319	$6,894	$7,004	$3,625	$3,698	$12,974	$13,167
Allowance for loan losses related to impaired loans	$99	$94	$173	$162	$140	$144	$91	$94	$503	$494
Unpaid principal balance of impaired loans(c)	1,503	1,515	2,646	2,625	8,832	8,990	5,340	5,461	18,321	18,591
Impaired loans on nonaccrual status(d)	636	641	663	666	1,796	1,737	1,167	1,127	4,262	4,171

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

(b)
At March 31, 2014, and December 31, 2013, $7.4 billion and $7.6 billion, respectively, of loans modified subsequent to repurchase from Government National Mortgage Association (“Ginnie Mae”) in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)
Represents the contractual amount of principal owed at March 31, 2014, and December 31, 2013. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(d)
As of March 31, 2014, and December 31, 2013, nonaccrual loans included $3.2 billion and $3.0 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status refer to the Loan accounting framework in Note 14 on pages 258–283 of JPMorgan Chase’s 2013 Annual Report.

The following table presents average impaired loans and the related interest income reported by the Firm.

Three months ended March 31,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2014	2013	2014	2013	2014	2013
Home equity
Senior lien	$1,143	$1,139	$14	$15	$9	$10
Junior lien	1,321	1,272	21	20	14	13
Mortgages
Prime, including option ARMs	6,956	7,187	68	69	13	14
Subprime	3,667	3,827	49	50	13	15
Total residential real estate – excluding PCI	$13,087	$13,425	$152	$154	$49	$52

(a)	Generally, interest income on loans modified in TDRs is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms.
Loan modifications
The Firm is required to provide “borrower relief” under the terms of certain Consent Orders and settlements entered into by the Firm related to its mortgage servicing, originations and residential mortgage-backed securities activities. This “borrower relief” includes reductions of principal and forbearance. For further information on these Consent Orders and settlements, see Business changes and developments in Note 2 on pages 192–194 of JPMorgan Chase’s 2013 Annual Report.

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

Three months ended March 31, (in millions)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Beginning balance of TDRs	$1,146	$1,092	$1,319	$1,223	$7,004	$7,118	$3,698	$3,812	$13,167	$13,245
New TDRs	27	101	58	135	67	310	28	128	180	674
Charge-offs post-modification(a)	(6)	(10)	(19)	(33)	(7)	(19)	(22)	(38)	(54)	(100)
Foreclosures and other liquidations (e.g., short sales)	(6)	(4)	(2)	(4)	(28)	(35)	(12)	(19)	(48)	(62)
Principal payments and other	(25)	(24)	(37)	(35)	(142)	(151)	(67)	(40)	(271)	(250)
Ending balance of TDRs	$1,136	$1,155	$1,319	$1,286	$6,894	$7,223	$3,625	$3,843	$12,974	$13,507
Permanent modifications	$1,100	$1,116	$1,315	$1,281	$6,773	$6,958	$3,540	$3,686	$12,728	$13,041
Trial modifications	$36	$39	$4	$5	$121	$265	$85	$157	$246	$466

(a)	Includes charge-offs on unsuccessful trial modifications.

Nature and extent of modifications
Making Home Affordable (“MHA”), as well as the Firm’s proprietary modification programs, generally provide various concessions to financially troubled borrowers including, but not limited to, interest rate reductions, term or payment extensions and deferral of principal and/or interest payments that would otherwise have been required under the terms of the original agreement.

The following table provides information about how residential real estate loans, excluding PCI loans, were modified under the Firm’s loss mitigation programs during the periods presented. This table excludes Chapter 7 loans where the sole concession granted is the discharge of debt. At March 31, 2014, there were approximately 36,100 of such Chapter 7 loans, consisting of approximately 8,600 senior lien home equity loans, 21,600 junior lien home equity loans, 3,000 prime mortgage, including option ARMs, and 2,900 subprime mortgages.

Three months ended March 31,	Home equity				Mortgages				Total residential real estate - excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Number of loans approved for a trial modification	281	500	343	196	395	976	685	1,489	1,704	3,161
Number of loans permanently modified	295	545	958	1,316	531	1,476	767	1,689	2,551	5,026
Concession granted:(a)
Interest rate reduction	65%	73%	84%	90%	60%	75%	60%	69%	70%	77%
Term or payment extension	80	73	83	78	88	69	72	50	80	65
Principal and/or interest deferred	15	10	21	23	33	27	20	11	22	19
Principal forgiveness	30	39	28	40	31	41	41	56	32	46
Other(b)	1	—	—	—	17	24	13	16	7	12

(a)
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

Three months ended March 31, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Weighted-average interest rate of loans with interest rate reductions – before TDR	6.67%	6.37%	4.75%	5.19%	5.22%	5.64%	7.57%	7.69%	5.91%	6.20%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.02	3.51	1.81	2.16	2.76	2.87	3.41	3.58	2.77	3.03
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	18	19	20	19	24	24	25	23	23	23
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	31	31	35	33	37	36	36	34	36	35
Charge-offs recognized upon permanent modification	$1	$2	$14	$19	$2	$5	$1	$3	$18	$29
Principal deferred	1	2	3	7	13	35	7	10	24	54
Principal forgiven	3	10	11	16	17	73	21	84	52	183
Number of loans that redefaulted within one year of permanent modification(a)	72	147	222	380	140	234	195	368	629	1,129
Balance of loans that redefaulted within one year of permanent modification(a)	$6	$11	$3	$7	$30	$54	$18	$37	$57	$109

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
The primary performance indicator for TDRs is the rate at which permanently modified loans redefault. At March 31, 2014, the cumulative redefault rates of residential real estate loans that have been modified under the Firm’s loss mitigation programs, excluding PCI loans, based upon permanent modifications that were completed after October 1, 2009, and that are seasoned more than six months, are 17% for senior lien home equity, 20% for junior lien home equity, 15% for prime mortgages, including option ARMs, and 25% for subprime mortgages.

Default rates of Chapter 7 loans vary significantly based on the delinquency status of the loan and overall economic conditions at the time of discharge. Default rates for Chapter 7 residential real estate loans that were less than 60 days past due at the time of discharge have ranged between approximately 10% and 40% in recent years based on the economic conditions at the time of discharge. At March 31, 2014, Chapter 7 residential real estate loans included approximately 19% of senior lien home equity, 11% of junior lien home equity, 30% of prime mortgages, including option ARMs, and 20% of subprime mortgages that were 30 days or more past due.
At March 31, 2014, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 6 years for senior lien home equity, 7 years for junior lien home equity, 9 years for prime mortgages, including option ARMs, and 8 years for subprime mortgages. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Other consumer loans
The table below provides information for other consumer retained loan classes, including auto, business banking and student loans.

(in millions, except ratios)	Auto		Business banking		Student and other				Total other consumer
	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014		Dec 31, 2013		Mar 31, 2014		Dec 31, 2013
Loan delinquency(a)
Current	$52,467	$52,152	$18,605	$18,511	$10,458		$10,529		$81,530		$81,192
30–119 days past due	447	599	226	280	653		660		1,326		1,539
120 or more days past due	38	6	161	160	331		368		530		534
Total retained loans	$52,952	$52,757	$18,992	$18,951	$11,442		$11,557		$83,386		$83,265
% of 30+ days past due to total retained loans	0.92%	1.15%	2.04%	2.32%	2.60%	(d)	2.52%	(d)	1.40%	(d)	1.60%	(d)
90 or more days past due and still accruing (b)	$—	$—	$—	$—	$387		$428		$387		$428
Nonaccrual loans	137	161	356	385	104		86		597		632
Geographic region
California	$5,763	$5,615	$2,494	$2,374	$1,112		$1,112		$9,369		$9,101
New York	3,849	3,898	3,071	3,084	1,227		1,218		8,147		8,200
Illinois	3,003	2,917	1,345	1,341	744		740		5,092		4,998
Florida	2,051	2,012	679	646	537		539		3,267		3,197
Texas	5,250	5,310	2,578	2,646	870		878		8,698		8,834
New Jersey	1,954	2,014	395	392	396		397		2,745		2,803
Arizona	1,885	1,855	1,030	1,046	254		252		3,169		3,153
Washington	984	950	235	234	223		227		1,442		1,411
Michigan	1,855	1,902	1,383	1,383	502		513		3,740		3,798
Ohio	2,193	2,229	1,303	1,316	692		708		4,188		4,253
All other	24,165	24,055	4,479	4,489	4,885		4,973		33,529		33,517
Total retained loans	$52,952	$52,757	$18,992	$18,951	$11,442		$11,557		$83,386		$83,265
Loans by risk ratings(c)
Noncriticized	$9,680	$9,968	$13,693	$13,622	NA		NA		$23,373		$23,590
Criticized performing	80	54	725	711	NA		NA		805		765
Criticized nonaccrual	32	38	295	316	NA		NA		327		354

(a)
Individual delinquency classifications included loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) as follows: current included $4.8 billion and $4.9 billion; 30-119 days past due included $375 million and $387 million; and 120 or more days past due included $312 million and $350 million at March 31, 2014, and December 31, 2013, respectively.

(b)	These amounts represent student loans, which are insured by U.S. government agencies under the FFELP. These amounts were accruing based upon the government guarantee.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(d)
March 31, 2014, and December 31, 2013, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $687 million and $737 million, respectively. These amounts were excluded based upon the government guarantee.

Other consumer impaired loans and loan modifications
The table below sets forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

(in millions)	Auto		Business banking		Total other consumer(c)
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Impaired loans
With an allowance	$86	$96	$443	$475	$529	$571
Without an allowance(a)	43	47	—	—	43	47
Total impaired loans	$129	$143	$443	$475	$572	$618
Allowance for loan losses related to impaired loans	$12	$13	$92	$94	$104	$107
Unpaid principal balance of impaired loans(b)	216	235	517	553	733	788
Impaired loans on nonaccrual status	102	113	303	328	405	441

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at March 31, 2014, and December 31, 2013. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(c)	There were no impaired student and other loans at March 31, 2014, and December 31, 2013.

The following table presents average impaired loans for the periods presented.

(in millions)	Average impaired loans(b)
	Three months ended March 31,
	2014	2013
Auto	$136	$144
Business banking	464	543
Total other consumer(a)	$600	$687

(a)	There were no impaired student and other loans for the three months ended March 31, 2014 and 2013.

(b)	The related interest income on impaired loans, including those on a cash basis, was not material for the three months ended March 31, 2014 and 2013.

Loan modifications
The following table provides information about the Firm’s other consumer loans modified in TDRs. All of these TDRs are reported as impaired loans in the tables above.

(in millions)	Auto		Business banking		Total other consumer(c)
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Loans modified in TDRs(a)(b)	$97	$107	$249	$271	$346	$378
TDRs on nonaccrual status	70	77	109	124	179	201

(a)	These modifications generally provided interest rate concessions to the borrower or term or payment extensions.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of March 31, 2014, and December 31, 2013, were immaterial.

(c)	There were no student and other loans modified in TDRs at March 31, 2014, and December 31, 2013.

TDR activity rollforward
The following table reconciles the beginning and ending balances of other consumer loans modified in TDRs for the periods presented.

Three months ended March 31, (in millions)	Auto		Business banking		Total other consumer
	2014	2013	2014	2013	2014	2013
Beginning balance of TDRs	$107	$150	$271	$352	$378	$502
New TDRs	20	20	8	22	28	42
Charge-offs post-modification	—	(3)	—	(2)	—	(5)
Foreclosures and other liquidations	(3)	—	—	—	(3)	—
Principal payments and other	(27)	(27)	(30)	(31)	(57)	(58)
Ending balance of TDRs	$97	$140	$249	$341	$346	$481

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

The balance of business banking loans modified in TDRs that experienced a payment default, and for which the payment default occurred within one year of the modification, was $7 million and $12 million during the three months ended March 31, 2014 and 2013, respectively. The balance of auto loans modified in TDRs that experienced a payment default, and for which the payment default occurred within one year of the modification, was $11 million and $13 million during the three months ended March 31, 2014 and 2013, respectively. A payment default is deemed to occur as follows: (1) for scored auto and business banking loans, when the loan is two payments past due; and (2) for risk-rated business banking loans and auto loans, when the borrower has not made a loan payment by its scheduled due date after giving effect to the contractual grace period, if any.

The following table provides information about the financial effects of the various concessions granted in modifications of other consumer loans for the periods presented.

	Three months ended March 31,
	Auto		Business banking
	2014	2013	2014	2013
Weighted-average interest rate of loans with interest rate reductions – before TDR	14.26%	12.97%	7.71%	8.34%
Weighted-average interest rate of loans with interest rate reductions – after TDR	4.96	5.04	6.65	5.48
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	NM	NM	1.5	1.4
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	NM	NM	3.7	2.6

Purchased credit-impaired loans
For a detailed discussion of PCI loans, including the related accounting policies, see Note 14 on pages 258–283 of JPMorgan Chase’s 2013 Annual Report.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

(in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013
Carrying value(a)	$18,525	$18,927	$11,658	$12,038	$4,062	$4,175	$17,361	$17,915	$51,606	$53,055
Related allowance for loan losses(b)	1,758	1,758	1,665	1,726	180	180	494	494	4,097	4,158
Loan delinquency (based on unpaid principal balance)
Current	$17,781	$18,135	$9,857	$10,118	$3,990	$4,012	$15,168	$15,501	$46,796	$47,766
30–149 days past due	480	583	571	589	570	662	969	1,006	2,590	2,840
150 or more days past due	1,107	1,112	1,043	1,169	724	797	2,368	2,716	5,242	5,794
Total loans	$19,368	$19,830	$11,471	$11,876	$5,284	$5,471	$18,505	$19,223	$54,628	$56,400
% of 30+ days past due to total loans	8.19%	8.55%	14.07%	14.80%	24.49%	26.67%	18.03%	19.36%	14.34%	15.31%
Current estimated LTV ratios (based on unpaid principal balance)(c)(d)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$941	$1,168	$173	$240	$94	$115	$219	$301	$1,427	$1,824
Less than 660	549	662	218	290	364	459	400	575	1,531	1,986
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	2,886	3,248	833	1,017	282	316	949	1,164	4,950	5,745
Less than 660	1,371	1,541	666	884	789	919	1,155	1,563	3,981	4,907
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	4,456	4,473	2,626	2,787	556	544	3,046	3,311	10,684	11,115
Less than 660	1,789	1,782	1,544	1,699	1,158	1,197	2,454	2,769	6,945	7,447
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	5,386	5,077	3,270	2,897	577	521	6,262	5,671	15,495	14,166
Less than 660	1,990	1,879	2,141	2,062	1,464	1,400	4,020	3,869	9,615	9,210
Total unpaid principal balance	$19,368	$19,830	$11,471	$11,876	$5,284	$5,471	$18,505	$19,223	$54,628	$56,400
Geographic region (based on unpaid principal balance)
California	$11,658	$11,937	$6,645	$6,845	$1,265	$1,293	$10,121	$10,419	$29,689	$30,494
New York	942	962	763	807	535	563	1,113	1,196	3,353	3,528
Illinois	440	451	337	353	269	283	464	481	1,510	1,568
Florida	1,829	1,865	781	826	506	526	1,710	1,817	4,826	5,034
Texas	315	327	103	106	316	328	96	100	830	861
New Jersey	372	381	319	334	194	213	641	701	1,526	1,629
Arizona	351	361	184	187	93	95	251	264	879	907
Washington	1,049	1,072	254	266	108	112	442	463	1,853	1,913
Michigan	60	62	184	189	142	145	199	206	585	602
Ohio	22	23	51	55	82	84	73	75	228	237
All other	2,330	2,389	1,850	1,908	1,774	1,829	3,395	3,501	9,349	9,627
Total unpaid principal balance	$19,368	$19,830	$11,471	$11,876	$5,284	$5,471	$18,505	$19,223	$54,628	$56,400

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

(b)
Management concluded as part of the Firm’s regular assessment of the PCI loan pools that it was probable that higher expected credit losses would result in a decrease in expected cash flows. As a result, an allowance for loan losses for impairment of these pools has been recognized.

(c)
Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated, at a minimum, quarterly, based on home valuation models using nationally recognized home price index valuation estimates incorporating actual data to the extent available and forecasted data where actual data is not available. These property values do not represent actual appraised loan level collateral values; as such, the resulting ratios are necessarily imprecise and should be viewed as estimates. Current estimated combined LTV for junior lien home equity loans considers all available lien positions, as well as unused lines, related to the property.

(d)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

Approximately 20% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following tables set forth delinquency statistics for PCI junior lien home equity loans and lines of credit based on unpaid principal balance as of March 31, 2014, and December 31, 2013.

	Delinquencies				Total 30+ day delinquency rate
March 31, 2014	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$184	$76	$513	$11,696	6.61%
Beyond the revolving period(c)	52	19	101	2,647	6.50
HELOANs	21	8	41	852	8.22
Total	$257	$103	$655	$15,195	6.68%

	Delinquencies				Total 30+ day delinquency rate
December 31, 2013	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$243	$88	$526	$12,670	6.76%
Beyond the revolving period(c)	54	21	82	2,336	6.72
HELOANs	24	11	39	908	8.15
Total	$321	$120	$647	$15,914	6.84%

(a)	In general, these HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Includes loans modified into fixed rate amortizing loans.
The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the three months ended March 31, 2014 and 2013, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. The table excludes the cost to fund the PCI portfolios, and therefore the accretable yield does not represent net interest income expected to be earned on these portfolios.

(in millions, except ratios)	Total PCI
	Three months ended March 31,
	2014	2013
Beginning balance	$16,167	$18,457
Accretion into interest income	(514)	(573)
Changes in interest rates on variable-rate loans	(21)	(159)
Other changes in expected cash flows(a)	150	1,739
Balance at March 31	$15,782	$19,464
Accretable yield percentage	4.32%	4.35%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the three months ended March 31, 2014, other changes in expected cash flows were driven by changes in prepayment assumptions. For the three months ended March 31, 2013, other changes in expected cash flows were due to refining the expected interest cash flows on HELOCs with balloon payments; these incremental interest cash flows will not have a significant impact on the accretable yield percentage.

The factors that most significantly affect estimates of gross cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in the benchmark interest rate indices for variable-rate products such as option ARM and home equity loans; and (ii) changes in prepayment assumptions.
Since the date of acquisition, the decrease in the accretable yield percentage has been primarily related to a decrease in interest rates on variable-rate loans and, to a lesser extent, to extended loan liquidation periods. Certain events, such as extended or shortened loan liquidation periods, affect the timing of expected cash flows and the accretable yield percentage, but not the amount of cash expected to be received (i.e., the accretable yield balance). While extended loan liquidation periods reduce the accretable yield percentage (because the same accretable yield balance is recognized against a higher-than-expected loan balance over a longer-than-expected period of time), shortened loan liquidation periods would have the opposite effect.

Credit card loan portfolio
The table below sets forth information about the Firm’s credit card loans.

(in millions, except ratios)	March 31, 2014	December 31, 2013
Loan delinquency
Current and less than 30 days past due and still accruing	$119,560	$125,335
30–89 days past due and still accruing	976	1,108
90 or more days past due and still accruing	976	1,022
Nonaccrual loans	—	—
Total retained credit card loans	$121,512	$127,465
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.61%	1.67%
% of 90+ days past due to total retained loans	0.80	0.80
Credit card loans by geographic region
California	$16,425	$17,194
New York	10,024	10,497
Texas	10,073	10,400
Illinois	7,021	7,412
Florida	6,896	7,178
New Jersey	5,282	5,554
Ohio	4,582	4,881
Pennsylvania	4,216	4,462
Michigan	3,398	3,618
Virginia	3,036	3,239
All other	50,559	53,030
Total retained credit card loans	$121,512	$127,465
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	83.7%	85.1%
Less than 660	16.3	14.9

Credit card impaired loans and loan modifications
For a detailed discussion of impaired credit card loans, including credit card loan modifications, see Note 14 on pages 258–283 of JPMorgan Chase’s 2013 Annual Report.
The table below sets forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

(in millions)	March 31, 2014	December 31, 2013
Impaired credit card loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$2,441	$2,746
Modified credit card loans that have reverted to pre-modification payment terms(d)	327	369
Total impaired credit card loans	$2,768	$3,115
Allowance for loan losses related to impaired credit card loans	$606	$971

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)
Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms. At March 31, 2014, and December 31, 2013, $200 million and $226 million, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. The remaining $127 million and $143 million at March 31, 2014, and December 31, 2013, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Three months ended March 31,
(in millions)	2014	2013
Average impaired credit card loans	$2,938	$4,521
Interest income on impaired credit card loans	36	58
Loan modifications
The Firm may modify loans to credit card borrowers who are experiencing financial difficulty. Most of these loans have been modified under programs that involve placing the customer on a fixed payment plan with a reduced interest rate, generally for 60 months. All of these credit card loan modifications are considered to be TDRs. New enrollments in these loan modification programs for the three months ended March 31, 2014 and 2013, were $233 million and $339 million, respectively. For additional information about credit card loan modifications, see Note 14 of pages 258–283 of JPMorgan Chase’s 2013 Annual Report.

Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the periods presented.

(in millions, except weighted-average data)	Three months ended March 31,
	2014	2013
Weighted-average interest rate of loans – before TDR	15.03%	15.49%
Weighted-average interest rate of loans – after TDR	4.43	4.67
Loans that redefaulted within one year of modification(a)	$34	$44

(a)
Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the loans become two payments past due. A substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. Based on historical experience, the estimated weighted-average default rate was expected to be 30.43% and 30.72% for credit card loans modified as of March 31, 2014, and December 31, 2013, respectively.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned each loan. For further information on these risk ratings, see Notes 14 and 15 on pages 258–287 of JPMorgan Chase’s 2013 Annual Report.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate
(in millions, except ratios)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Loans by risk ratings
Investment-grade	$59,942	$57,690	$53,804	$52,195
Noninvestment-grade:
Noncriticized	44,350	43,477	14,741	14,381
Criticized performing	2,642	2,385	1,939	2,229
Criticized nonaccrual	239	294	317	346
Total noninvestment-grade	47,231	46,156	16,997	16,956
Total retained loans	$107,173	$103,846	$70,801	$69,151
% of total criticized to total retained loans	2.69%	2.58%	3.19%	3.72%
% of nonaccrual loans to total retained loans	0.22	0.28	0.45	0.50
Loans by geographic distribution(a)
Total non-U.S.	$35,671	$34,440	$1,581	$1,369
Total U.S.	71,502	69,406	69,220	67,782
Total retained loans	$107,173	$103,846	$70,801	$69,151

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$106,665	$103,357	$70,385	$68,627
30–89 days past due and still accruing	230	181	97	164
90 or more days past due and still accruing(c)	39	14	2	14
Criticized nonaccrual	239	294	317	346
Total retained loans	$107,173	$103,846	$70,801	$69,151

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(b)
The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality. For a discussion of more significant risk factors, see Note 14 on page 279 of JPMorgan Chase’s 2013 Annual Report.

(c)	Represents loans that are considered well-collateralized and therefore still accruing interest.

(d)	Other primarily includes loans to SPEs and loans to private banking clients. See Note 1 on pages 189–191 of JPMorgan Chase’s 2013 Annual Report for additional information on SPEs.
The following table presents additional information on the real estate class of loans within the Wholesale portfolio segment for the periods indicated. For further information on real estate loans, see Note 14 on pages 258–283 of JPMorgan Chase’s 2013 Annual Report.

(in millions, except ratios)	Multifamily		Commercial lessors
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Real estate retained loans	$45,607	$44,389	$16,354	$15,949
Criticized exposure	1,016	1,142	1,168	1,323
% of criticized exposure to total real estate retained loans	2.23%	2.57%	7.14%	8.30%
Criticized nonaccrual	$172	$191	$141	$143
% of criticized nonaccrual to total real estate retained loans	0.38%	0.43%	0.86%	0.90%

(table continued from previous page)

Financial institutions		Government agencies		Other(d)		Total retained loans
March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013

$29,194	$26,712	$9,119	$9,979	$76,794	$79,494	$228,853	$226,070

8,017	6,674	388	440	9,246	10,992	76,742	75,964
347	272	3	42	439	480	5,370	5,408
22	25	—	1	175	155	753	821
8,386	6,971	391	483	9,860	11,627	82,865	82,193
$37,580	$33,683	$9,510	$10,462	$86,654	$91,121	$311,718	$308,263
0.98%	0.88%	0.03%	0.41%	0.71%	0.70%	1.96%	2.02%
0.06	0.07	—	0.01	0.20	0.17	0.24	0.27

$23,769	$22,726	$1,401	$2,146	$43,679	$43,376	$106,101	$104,057
13,811	10,957	8,109	8,316	42,975	47,745	205,617	204,206
$37,580	$33,683	$9,510	$10,462	$86,654	$91,121	$311,718	$308,263

$37,482	$33,426	$9,492	$10,421	$85,414	$89,717	$309,438	$305,548
76	226	18	40	1,019	1,233	1,440	1,844
—	6	—	—	46	16	87	50
22	25	—	1	175	155	753	821
$37,580	$33,683	$9,510	$10,462	$86,654	$91,121	$311,718	$308,263

(table continued from previous page)

Commercial construction and development		Other		Total real estate loans
March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
$3,839	$3,674	$5,001	$5,139	$70,801	$69,151
49	81	23	29	2,256	2,575
1.28%	2.20%	0.46%	0.56%	3.19%	3.72%
$1	$3	$3	$9	$317	$346
0.03%	0.08%	0.06%	0.18%	0.45%	0.50%

Wholesale impaired loans and loan modifications
Wholesale impaired loans are comprised of loans that have been placed on nonaccrual status and/or that have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on page 140 of this Form
10-Q.
The table below sets forth information about the Firm’s wholesale impaired loans.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013
Impaired loans
With an allowance	$207	$236	$239	$258	$8	$17	$—	$1	$102	$85	$556	$597
Without an allowance(a)	45	58	81	109	6	8	—	—	75	73	207	248
Total impaired loans	$252	$294	$320	$367	$14	$25	$—	$1	$177	$158	$763	$845
Allowance for loan losses related to impaired loans	$51	$75	$57	$63	$12	$16	$1	$—	$23	$27	$144	$181
Unpaid principal balance of impaired loans(b)	374	448	398	454	14	24	—	1	260	241	1,046	1,168

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at March 31, 2014, and December 31, 2013. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

The following table presents the Firm’s average impaired loans for the periods indicated.

	Three months ended March 31,
(in millions)	2014	2013
Commercial and industrial	$291	$606
Real estate	355	532
Financial institutions	22	8
Government agencies	—	—
Other	169	223
Total(a)	$837	$1,369

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three months ended March 31, 2014 and 2013.

Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. For further information, see Note 14 on page 260 and pages 282–283 of JPMorgan Chase’s 2013 Annual Report.
The following table provides information about the Firm’s wholesale loans that have been modified in TDRs, including a reconciliation of the beginning and ending balances of such loans and information regarding the nature and extent of modifications during the periods presented.

Three months ended March 31, (in millions)	Commercial and industrial		Real estate		Other (b)		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Beginning balance of TDRs	$77	$575	$88	$99	$33	$22	$198	$696
New TDRs	23	$14	10	31	—	22	33	67
Increases to existing TDRs	1	3	—	—	—	—	1	3
Charge-offs post-modification	—	(1)	—	(3)	(1)	—	(1)	(4)
Sales and other(a)	(17)	(337)	(20)	(3)	(1)	(1)	(38)	(341)
Ending balance of TDRs	$84	$254	$78	$124	$31	$43	$193	$421
TDRs on nonaccrual status	$79	$200	$70	$114	$28	$43	$177	$357
Additional commitments to lend to borrowers whose loans have been modified in TDRs	69	18	—	—	—	—	69	18

(a)	Sales and other are largely sales and paydowns.

(b)	Includes loans to Financial institutions, Government agencies and Other.
Financial effects of modifications and redefaults
Wholesale loans modified as TDRs are typically term or payment extensions and, to a lesser extent, deferrals of principal and/or interest on commercial and industrial and real estate loans. For the three months ended March 31, 2014 and 2013, the average term extension granted on wholesale loans with term or payment extensions was 1.0 years and 2.4 years, respectively. The weighted-average remaining term for all loans modified during these periods was 2.6 years and 1.7 years, respectively. There were no wholesale TDR loans that redefaulted within one year of the modification during the three months ended March 31, 2014 and 2013. A payment default is deemed to occur when the borrower has not made a loan payment by its scheduled due date after giving effect to any contractual grace period.

Note 14 – Allowance for credit losses
For detailed discussion of the allowance for credit losses and the related accounting policies, see Note 15 on pages 284–287 JPMorgan Chase’s 2013 Annual Report.
Allowance for credit losses and loans and lending-related commitments by impairment methodology
The table below summarizes information about the allowance for loan losses, loans by impairment methodology, the allowance for lending-related commitments and lending-related commitments by impairment methodology.

	2014					2013
Three months ended March 31, (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card	Credit card		Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$8,456	$3,795		$4,013	$16,264	$12,292	$5,501		$4,143	$21,936
Gross charge-offs	569	995		68	1,632	792	1,248		66	2,106
Gross recoveries	(201)	(107)		(55)	(363)	(184)	(166)		(31)	(381)
Net charge-offs	368	888		13	1,269	608	1,082		35	1,725
Write-offs of PCI loans(a)	61	—		—	61	—	—		—	—
Provision for loan losses	119	688		110	917	(37)	582		24	569
Other	1	(4)		(1)	(4)	(2)	(3)		5	—
Ending balance at March 31,	$8,147	$3,591		$4,109	$15,847	$11,645	$4,998		$4,137	$20,780

Allowance for loan losses by impairment methodology
Asset-specific(b)	$607	$606	(c)	$144	$1,357	$771	$1,434	(c)	$228	$2,433
Formula-based	3,443	2,985		3,965	10,393	5,163	3,564		3,909	12,636
PCI	4,097	—		—	4,097	5,711	—		—	5,711
Total allowance for loan losses	$8,147	$3,591		$4,109	$15,847	$11,645	$4,998		$4,137	$20,780

Loans by impairment methodology
Asset-specific	$13,546	$2,768		$763	$17,077	$14,189	$4,287		$1,302	$19,778
Formula-based	222,778	118,744		310,949	652,471	217,456	117,578		309,271	644,305
PCI	51,606	—		6	51,612	58,437	—		9	58,446
Total retained loans	$287,930	$121,512		$311,718	$721,160	$290,082	$121,865		$310,582	$722,529

Impaired collateral-dependent loans
Net charge-offs	$51	$—		$—	$51	$78	$—		$6	$84
Loans measured at fair value of collateral less cost to sell	3,333	—		331	3,664	3,153	—		432	3,585

Allowance for lending-related commitments
Beginning balance at January 1,	$8	$—		$697	$705	$7	$—		$661	$668
Provision for lending-related commitments	—	—		(67)	(67)	—	—		48	48
Other	—	—		—	—	—	—		—	—
Ending balance at March 31,	$8	$—		$630	$638	$7	$—		$709	$716

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$30	$30	$—	$—		$82	$82
Formula-based	8	—		600	608	7	—		627	634
Total allowance for lending-related commitments	$8	$—		$630	$638	$7	$—		$709	$716

Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$95	$95	$—	$—		$244	$244
Formula-based	56,541	535,614		456,436	1,048,591	60,874	537,455		435,037	1,033,366
Total lending-related commitments	$56,541	$535,614		$456,531	$1,048,686	$60,874	$537,455		$435,281	$1,033,610

(a)
Write-offs of PCI loans are recorded against the allowance for loan losses when actual losses for a pool exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. Any write-offs of PCI loans are recognized when the underlying loan is removed from a pool (e.g., upon liquidation).

(b)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(c)
The asset-specific credit card allowance for loan losses is related to loans that have been modified in a TDR; such allowance is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.

Note 15 – Variable interest entities
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of variable interest entities (“VIEs”), see Note 1 on pages 189–190 of JPMorgan Chase’s 2013 Annual Report.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line-of-Business	Transaction Type	Activity	Form 10-Q page reference
CCB	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	141
	Other securitization trusts	Securitization of originated student loans	141-143
	Mortgage securitization trusts	Securitization of both originated and purchased residential mortgages	141-143
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, automobile and student loans	141-143
	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	143
	Municipal bond vehicles		143-144
	Credit-related note and asset swap vehicles		144
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 144 of this Note.
Significant Firm-sponsored variable interest entities
Credit card securitizations
For a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations, see Note 16 on page 289 of JPMorgan Chase’s 2013 Annual Report.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trusts. This includes the Firm’s primary card securitization trust, Chase Issuance Trust. See the table on page 145 of this Note for further information on consolidated VIE assets and liabilities.

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
For a detailed discussion of the Firm’s involvement with Firm-sponsored mortgage and other securitization trusts, as well as the accounting treatment relating to such trusts, see Note 16 on pages 289–292 of JPMorgan Chase’s 2013 Annual Report.

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. See Securitization activity on page 146 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs, and Loans and excess mortgage servicing rights sold to agencies and other third-party-sponsored securitization entities on pages 146–147 of this Note for information on the Firm’s loan sales to U.S. government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
March 31, 2014(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime/Alt-A and Option ARMs	$105.9	$2.5	$87.5	$0.5	$0.3	$0.8
Subprime	30.9	2.0	26.7	0.1	—	0.1
Commercial and other(b)	128.5	—	86.7	0.5	3.5	4.0
Total	$265.3	$4.5	$200.9	$1.1	$3.8	$4.9

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2013(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime/Alt-A and Option ARMs	$109.2	$3.2	$90.4	$0.5	$0.3	$0.8
Subprime	32.1	1.3	28.0	0.1	—	0.1
Commercial and other(b)	130.4	—	98.0	0.5	3.5	4.0
Total	$271.7	$4.5	$216.4	$1.1	$3.8	$4.9

(a)
Excludes U.S. government agency securitizations. See Loans and excess mortgage servicing rights sold to agencies and other third-party-sponsored securitization entities on pages 146–147 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)
Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions.

(c)
The table above excludes the following: retained servicing (see Note 16 on pages 148–151 of this Form 10-Q for a discussion of MSRs); securities retained from loans sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (See Note 5 on pages 100–109 of this Form 10-Q for further information on derivatives); senior and subordinated securities of $156 million and $77 million, respectively, at March 31, 2014, and $151 million and $30 million, respectively, at December 31, 2013, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of March 31, 2014, and December 31, 2013, 68% and 69%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $528 million and $551 million of investment-grade and $226 million and $260 million of noninvestment-grade retained interests at March 31, 2014, and December 31, 2013, respectively. The retained interests in commercial and other securitizations trusts consisted of $3.9 billion and $3.9 billion of investment-grade and $86 million and $80 million of noninvestment-grade retained interests at March 31, 2014, and December 31, 2013, respectively.

Residential mortgages
For a more detailed description of the Firm’s involvement with residential mortgage securitizations, see Note 16 on page 291 of JPMorgan Chase’s 2013 Annual Report.
At March 31, 2014, and December 31, 2013, the Firm did not consolidate the assets of certain Firm-sponsored residential mortgage securitization VIEs in which the Firm had continuing involvement, primarily due to the fact that the Firm did not hold an interest in these trusts that could potentially be significant to the trusts. See the table on page 145 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. For a more detailed description of the Firm’s involvement with commercial mortgage and other consumer securitizations, see Note 16 on page 291 of JPMorgan Chase’s 2013 Annual Report. See the table on the previous page of this Note for more information on interests held in nonconsolidated securitizations.
Re-securitizations
For a more detailed description of JPMorgan Chase’s
participation in re-securitization transactions, see Note 16 on pages 291–292 of JPMorgan Chase’s 2013 Annual Report.
During the three months ended March 31, 2014 and 2013, the Firm transferred $5.3 billion and $4.2 billion, respectively, of securities to agency VIEs, and $169 million and zero, respectively, of securities to private-label VIEs.
As of March 31, 2014, and December 31, 2013, the Firm did not consolidate any agency re-securitizations. As of March 31, 2014, and December 31, 2013, the Firm consolidated $84 million and $86 million, respectively, of assets, and $22 million and $23 million, respectively, of liabilities of private-label re-securitizations. See the table on page 145 of this Note for more information on consolidated re-securitization transactions.

As of March 31, 2014, and December 31, 2013, total assets (including the notional amount of interest-only securities) of nonconsolidated Firm-sponsored private-label re-securitization entities in which the Firm has continuing involvement were $2.9 billion and $2.8 billion, respectively. At March 31, 2014, and December 31, 2013, the Firm held approximately $1.4 billion and $1.3 billion, respectively, of interests in nonconsolidated agency re-securitization entities, and $19 million and $6 million, respectively, of senior and subordinated interests in nonconsolidated private-label re-securitization entities. See the table on page 142 of this Note for further information on interests held in nonconsolidated securitizations.
Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, see Note 16 on pages 288–296 of JPMorgan Chase’s 2013 Annual Report.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper, including commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $4.9 billion and $4.1 billion of the commercial paper issued by the Firm-administered multi-seller conduits at March 31, 2014, and December 31, 2013, which was eliminated in consolidation. The Firm’s investments were not driven by market liquidity and the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity, and credit enhancement provided by the Firm to the multi-seller conduits have been eliminated in consolidation.  Unfunded lending-related commitments made to clients of the Firm-administered multi-seller conduits were $10.3 billion and $9.1 billion at March 31, 2014, and December 31, 2013, respectively, and are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 21 on pages 155–158 of this Form 10-Q.
VIEs associated with investor intermediation activities
Municipal bond vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with municipal bond vehicles, see Note 16 on pages 293–294 of JPMorgan Chase’s 2013 Annual Report.

The Firm’s exposure to nonconsolidated municipal bond VIEs at March 31, 2014, and December 31, 2013, including the ratings profile of the VIEs’ assets, was as follows.

(in billions)	Fair value of assets held by VIEs	Liquidity facilities	Excess/(deficit)(a)	Maximum exposure
Nonconsolidated municipal bond vehicles
March 31, 2014	$11.8	$6.6	$5.2	$6.6
December 31, 2013	11.8	6.9	4.9	6.9

	Ratings profile of VIE assets(b)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
	Investment-grade				Noninvestment- grade
(in billions, except where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below
March 31, 2014	$2.9	$8.7	$0.2	$—	$—	$11.8	5.1
December 31, 2013	2.7	8.9	0.2	—	—	11.8	7.2

(a)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(b)	The ratings scale is presented on an S&P-equivalent basis.

Credit-related note and asset swap vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with credit-related note and asset swap vehicles, see Note 16 on pages 294–296 of JPMorgan Chase’s 2013 Annual Report.
Exposure to nonconsolidated credit-related note and asset swap VIEs at March 31, 2014, and December 31, 2013, was as follows.

March 31, 2014 (in billions)	Net derivative receivables	Total exposure	Par value of collateral held by VIEs(a)
Credit-related notes
Static structure	$0.1	$0.1	$3.8
Managed structure	—	—	3.5
Total credit-related notes	0.1	0.1	7.3
Asset swaps	0.6	0.6	7.7
Total	$0.7	$0.7	$15.0

December 31, 2013 (in billions)	Net derivative receivables	Total exposure	Par value of collateral held by VIEs(a)
Credit-related notes
Static structure	$—	$—	$4.8
Managed structure	—	—	3.9
Total credit-related notes	—	—	8.7
Asset swaps	0.4	0.4	7.7
Total	$0.4	$0.4	$16.4

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

The Firm consolidated credit-related note vehicles with collateral fair values of $324 million and $311 million, at March 31, 2014, and December 31, 2013, respectively. These consolidated VIEs included some that were structured by the Firm where the Firm provides the credit derivative, and some that have been structured by third parties where the Firm is not the credit derivative provider. The Firm consolidated these vehicles because it held positions in these entities that provided the Firm with control. The Firm did not consolidate any asset swap vehicles at March 31, 2014, and December 31, 2013.
VIEs sponsored by third parties
The Firm enters into transactions with VIEs structured by other parties. These include, for example, acting as a derivative counterparty, liquidity provider, investor,
underwriter, placement agent, trustee or custodian. These
transactions are conducted at arm’s-length, and individual
credit decisions are based on the analysis of the specific
VIE, taking into consideration the quality of the underlying assets. Where the Firm does not have the power to direct
the activities of the VIE that most significantly impact the
VIE’s economic performance, or a variable interest that
could potentially be significant, the Firm records and
reports these positions on its Consolidated Balance Sheets
similarly to the way it would record and report positions in respect of any other third-party transaction.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of March 31, 2014, and December 31, 2013.

	Assets				Liabilities
March 31, 2014 (in billions)(a)	Trading assets – debt and equity instruments	Loans	Other(d)	Total assets(e)	Beneficial interests in VIE assets(f)	Other(g)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$43.5	$0.7	$44.2	$27.0	$—	$27.0
Firm-administered multi-seller conduits	—	16.6	0.1	16.7	12.0	—	12.0
Municipal bond vehicles	3.1	—	—	3.1	2.6	—	2.6
Mortgage securitization entities(b)	2.3	1.6	—	3.9	2.9	0.9	3.8
Other(c)	0.8	2.4	1.0	4.2	2.3	0.1	2.4
Total	$6.2	$64.1	$1.8	$72.1	$46.8	$1.0	$47.8

	Assets				Liabilities
December 31, 2013 (in billions)(a)	Trading assets – debt and equity instruments	Loans	Other(d)	Total assets(e)	Beneficial interests in VIE assets(f)	Other(g)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$46.9	$1.1	$48.0	$26.6	$—	$26.6
Firm-administered multi-seller conduits	—	19.0	0.1	19.1	14.9	—	14.9
Municipal bond vehicles	3.4	—	—	3.4	2.9	—	2.9
Mortgage securitization entities(b)	2.3	1.7	—	4.0	2.9	0.9	3.8
Other(c)	0.7	2.5	1.0	4.2	2.3	0.2	2.5
Total	$6.4	$70.1	$2.2	$78.7	$49.6	$1.1	$50.7

(a)	Excludes intercompany transactions which were eliminated in consolidation.

(b)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(c)
Primarily comprises student loan securitization entities. The Firm consolidated $2.4 billion and $2.5 billion of student loan securitization entities as of March 31, 2014, and December 31, 2013, respectively.

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

(f)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $32.2 billion and $31.8 billion at March 31, 2014, and December 31, 2013, respectively. The maturities of the long-term beneficial interests as of March 31, 2014, were as follows: $4.8 billion under one year, $20.0 billion between one and five years, and $7.4 billion over five years, all respectively.

(g)	Includes liabilities classified as accounts payable and other liabilities in the Consolidated Balance Sheets.

Loan Securitizations
The Firm securitizes a variety of loans, including residential mortgage, credit card, automobile, student and commercial (primarily related to real estate) loans. For a further description of the Firm’s accounting policies regarding securitizations, see Note 16 on page 288 of JPMorgan Chase’s 2013 Annual Report.

Cash flows from securitizations
The following table provides information related to the Firm’s securitization activities for the three months ended March 31, 2014 and 2013, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved based on the accounting rules in effect at the time of the securitization.

	Three months ended March 31,
	2014		2013
(in millions, except rates)(a)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$356	$2,027	$616	$2,206
All cash flows during the period:
Proceeds from new securitizations(b)	$351	$2,044	$634	$2,277
Servicing fees collected	139	1	127	1
Purchases of previously transferred financial assets (or the underlying collateral)(c)	3	—	252	—
Cash flows received on interests	44	62	25	64

(a)	Excludes re-securitization transactions.

(b)
For the three months ended March 31, 2014, $330 million and $21 million of proceeds from residential mortgage securitizations were received as securities classified in levels 2 and 3 of the fair value hierarchy, respectively. For the three months ended March 31, 2014, $2.0 billion of proceeds from commercial mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy. For the three months ended March 31, 2013, $634 million of proceeds from residential mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy. For the three months ended March 31, 2013, $2.1 billion of commercial mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy and $207 million of proceeds from commercial mortgage securitizations were received as cash.

(c)	Includes cash paid by the Firm to reacquire assets from off–balance sheet, nonconsolidated entities – for example, loan repurchases due to representation and warranties and servicer clean-up calls.

(d)	Includes prime, Alt-A, subprime, and option ARMs. Excludes sales for which the Firm did not securitize the loan (including loans sold to Ginnie Mae, Fannie Mae and Freddie Mac).

(e)	Includes commercial and student loan securitizations.

Loans and excess mortgage servicing rights sold to agencies and other third-party-sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess mortgage servicing rights on a nonrecourse basis, predominantly to Ginnie Mae, Fannie Mae and Freddie Mac (the “Agencies”). These loans and excess mortgage servicing rights are sold primarily for the purpose of securitization by the Agencies, which also provide credit enhancement of the loans and excess mortgage servicing rights through certain guarantee provisions. The Firm does not consolidate these securitization vehicles as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. See Note 29 on pages 318–324 of the JPMorgan Chase’s 2013 Annual Report for additional information about the Firm’s loan sales- and securitization-related indemnifications. See Note 16 on pages 148–151 of this Form 10-Q for additional information about the impact of the Firm’s sale of certain excess mortgage servicing rights.

The following table summarizes the activities related to loans sold to U.S. agencies and third-party-sponsored securitization entities.

	Three months ended March 31,
(in millions)	2014	2013
Carrying value of loans sold(a)	$13,920	$54,880
Proceeds received from loan sales as cash	39	166
Proceeds from loans sales as securities(b)	13,735	54,169
Total proceeds received from loan sales(c)	$13,774	$54,335
Gains on loan sales(d)	37	138

(a)	Predominantly to U.S. government agencies.

(b)	Predominantly includes securities from U.S. government agencies that are generally sold shortly after receipt.

(c)	Excludes the value of MSRs retained upon the sale of loans. Gains on loans sales include the value of MSRs.

(d)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.

Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 21 on pages 155–158 of this Form 10-Q, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies under certain arrangements. The Firm may elect to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated Balance Sheets as a loan with a corresponding liability. As of March 31, 2014, and December 31, 2013, the Firm had recorded on its Consolidated Balance Sheets $14.0 billion and $14.3 billion, respectively, of loans that either had been repurchased or for which the Firm had an option to repurchase. Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools. Additionally, real estate owned resulting from voluntary repurchases of loans was $2.1 billion and $2.0 billion as of March 31, 2014, and December 31, 2013, respectively. Substantially all of these loans and real estate owned are insured or guaranteed by U.S. government agencies. For additional information, refer to Note 13 on pages 119–139 of this Form 10-Q and Note 14 on pages 258–283 of JPMorgan Chase’s 2013 Annual Report.

Loan delinquencies and liquidation losses
The table below includes information about components of nonconsolidated securitized financial assets, in which the Firm has continuing involvement, and delinquencies as of March 31, 2014, and December 31, 2013, respectively; and liquidation losses for the three months ended March 31, 2014 and 2013, respectively.

					Liquidation losses
	Securitized assets		90 days past due		Three months ended March 31,
(in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	2014	2013
Securitized loans(a)
Residential mortgage:
Prime / Alt-A & Option ARMs	$87,491	$90,381	$14,117	$14,882	$659	$1,649
Subprime	26,667	28,008	6,936	7,726	739	783
Commercial and other	86,714	98,018	611	2,350	234	146
Total loans securitized(b)	$200,872	$216,407	$21,664	$24,958	$1,632	$2,578

(a)
Total assets held in securitization-related SPEs were $265.3 billion and $271.7 billion, respectively, at March 31, 2014, and December 31, 2013. The $200.9 billion and $216.4 billion, respectively, of loans securitized at March 31, 2014, and December 31, 2013, excluded: $59.9 billion and $50.8 billion, respectively, of securitized loans in which the Firm has no continuing involvement, and $4.5 billion and $4.5 billion, respectively, of loan securitizations consolidated on the Firm’s Consolidated Balance Sheets at March 31, 2014, and December 31, 2013.

(b)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

Note 16 – Goodwill and other intangible assets
For a discussion of the accounting policies related to goodwill and other intangible assets, see Note 17 on pages 299–304 of JPMorgan Chase’s 2013 Annual Report.
Goodwill and other intangible assets consist of the following.

(in millions)	March 31, 2014	December 31, 2013
Goodwill	$48,065	$48,081
Mortgage servicing rights	8,552	9,614
Other intangible assets:
Purchased credit card relationships	$86	$131
Other credit card-related intangibles	159	173
Core deposit intangibles	116	159
Other intangibles	1,128	1,155
Total other intangible assets	$1,489	$1,618
Goodwill
The following table presents goodwill attributed to the business segments.

(in millions)	March 31, 2014	December 31, 2013
Consumer & Community Banking	$30,960	$30,985
Corporate & Investment Bank	6,891	6,888
Commercial Banking	2,862	2,862
Asset Management	6,975	6,969
Corporate/Private Equity	377	377
Total goodwill	$48,065	$48,081
The following table presents changes in the carrying amount of goodwill.

	Three months ended March 31,
(in millions)	2014	2013
Balance at beginning of period(a)	$48,081	$48,175
Changes during the period from:
Business combinations	9	25
Dispositions	—	—
Other(b)	(25)	(133)
Balance at March 31,(a)	$48,065	$48,067

(a)	Reflects gross goodwill balances as the Firm has not recognized any impairment losses to date.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.
Goodwill impairment testing
For further description of the Firm’s goodwill impairment testing process, including the primary method used to estimate the fair value of the reporting units, see Impairment testing on pages 299–300 of JPMorgan Chase’s 2013 Annual Report.

Goodwill was not impaired at March 31, 2014, or December 31, 2013, nor was any goodwill written off due to impairment during the three months ended March 31, 2014 and 2013.
While no impairment of goodwill was recognized, the Firm’s Mortgage Banking business in CCB remains at an elevated risk of goodwill impairment due to its exposure to U.S. economic conditions and the effects of regulatory and legislative changes. The valuation of this business is particularly dependent upon economic conditions (including primary mortgage interest rates, lower mortgage origination volume, new unemployment claims and home prices), regulatory and legislative changes (for example, those related to residential mortgage servicing, foreclosure and loss mitigation activities), and the amount of equity capital required. The assumptions used in the discounted cash flow valuation models including the amount of capital necessary given the risk of business activities to meet regulatory capital requirements were determined using management’s best estimates. The cost of equity reflected the related risks and uncertainties, and was evaluated in comparison to relevant market peers. Deterioration in these assumptions could cause the estimated fair values of these reporting units and their associated goodwill to decline in the future, which may result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
Mortgage servicing rights
Mortgage servicing rights represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. For a further description of the MSR asset, interest rate risk management, and the valuation of MSRs, see Note 17 on pages 299–304 of JPMorgan Chase’s 2013 Annual Report and Note 3 on pages 86–97 of this Form 10-Q.

The following table summarizes MSR activity for the three months ended March 31, 2014 and 2013.

	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2014		2013
Fair value at beginning of period	$9,614		$7,614
MSR activity:
Originations of MSRs	192		690
Purchase of MSRs	3		(6)
Disposition of MSRs(a)	(188)		(399)
Net additions	7		285

Changes due to collection/realization of expected cash flows(b)	(247)		(259)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(c)	(362)		546
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	(11)		290	(h)
Discount rates	(449)	(g)	(78)
Prepayment model changes and other(d)	—		(449)	(i)
Total changes in valuation due to other inputs and assumptions	(460)		(237)
Total changes in valuation due to inputs and assumptions(b)	(822)		309
Fair value at March 31,(e)	$8,552		$7,949
Change in unrealized gains/(losses) included in income related to MSRs held at March 31,	$(822)		$309
Contractual service fees, late fees and other ancillary fees included in income	$757		$869
Third-party mortgage loans serviced at March 31, (in billions)	$809		$856
Servicer advances at March 31, (in billions)(f)	$9.2		$10.5

(a)
Predominantly represents excess mortgage servicing rights transferred to agency-sponsored trusts in exchange for stripped mortgage-backed securities (“SMBS”). In each transaction, a portion of the SMBS was acquired by third parties at the transaction date; the Firm acquired and has retained the remaining balance of those SMBS as trading securities. Also includes sales of MSRs for the three months ended March 31, 2014 and 2013.

(b)	Included changes related to commercial real estate of $(2) million and $(2) million for the three months ended March 31, 2014 and 2013, respectively.

(c)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(d)	Represents changes in prepayments other than those attributable to changes in market interest rates.

(e)	Included $16 million and $21 million related to commercial real estate at March 31, 2014 and 2013, respectively.

(f)
Represents amounts the Firm pays as the servicer (e.g., scheduled principal and interest to a trust, taxes and insurance), which will generally be reimbursed within a short period of time after the advance from future cash flows from the trust or the underlying loans. The Firm’s credit risk associated with these advances is minimal because reimbursement of the advances is typically senior to all cash payments to investors. In addition, the Firm maintains the right to stop payment to investors if the collateral is insufficient to cover the advance. However, certain of these servicer advances may not be recoverable if they were not made in accordance with applicable rules and agreements.

(g)
For the three months ended March 31, 2014, the decrease was primarily related to higher capital allocated to the Mortgage Servicing business, which, in turn, resulted in an increase in the option adjusted spread (“OAS”). The resulting OAS assumption continues to be consistent with capital and return requirements that the Firm believes a market participant would consider, taking into account factors such as the current operating risk environment and regulatory and economic capital requirements.

(h)	For the three months ended March 31, 2013, the increase was driven by the inclusion in the MSR valuation model of servicing fees receivable on certain delinquent loans.

(i)	For the three months ended March 31, 2013, the decrease was driven by changes in the inputs and assumptions used to derive prepayment speeds, primarily increases in home prices.

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and three months ended March 31, 2014 and 2013.

	Three months ended March 31,
(in millions)	2014	2013
CCB mortgage fees and related income
Net production revenue:
Production revenue	$161	$995
Repurchase losses	128	(81)
Net production revenue	289	914
Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	870	936
Changes in MSR asset fair value due to collection/realization of expected cash flows	(245)	(258)
Total operating revenue	625	678
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(362)	546
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(460)	(237)
Change in derivative fair value and other	422	(451)
Total risk management	(400)	(142)
Total CCB net mortgage servicing revenue	225	536
All other	—	2
Mortgage fees and related income	$514	$1,452

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at March 31, 2014, and December 31, 2013, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	March 31, 2014	December 31, 2013
Weighted-average prepayment speed assumption (“CPR”)	8.35%	8.07%
Impact on fair value of 10% adverse change	$(370)	$(362)
Impact on fair value of 20% adverse change	(718)	(705)
Weighted-average option adjusted spread	9.05%	7.77%
Impact on fair value of 100 basis points adverse change	$(364)	$(389)
Impact on fair value of 200 basis points adverse change	(700)	(750)
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
Other intangible assets
The $129 million decrease in other intangible assets during the three months ended March 31, 2014, was due to amortization.

The components of credit card relationships, core deposits and other intangible assets were as follows.

	March 31, 2014			December 31, 2013
(in millions)	Gross amount(a)	Accumulated amortization(a)	Net carrying value	Gross amount	Accumulated amortization	Net carrying value
Purchased credit card relationships	$3,540	$3,454	$86	$3,540	$3,409	$131
Other credit card-related intangibles	541	382	159	542	369	173
Core deposit intangibles	4,131	4,015	116	4,133	3,974	159
Other intangibles(b)	2,276	1,148	1,128	2,374	1,219	1,155

(a)	The decrease in the gross amount and accumulated amortization from December 31, 2013, was due to the removal of fully amortized assets.

(b)	Includes intangible assets of approximately $600 million consisting primarily of asset management advisory contracts, which were determined to have an indefinite life and are not amortized.
Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and other intangible assets.

	Three months ended March 31,
(in millions)	2014	2013
Purchased credit card relationships	$45	$53
Other credit card-related intangibles	13	14
Core deposit intangibles	43	50
Other intangibles	30	35
Total amortization expense	$131	$152

Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and other intangible assets at March 31, 2014.

For the year (in millions)	Purchased credit card relationships	Other credit card-related intangibles	Core deposit intangibles	Other intangibles	Total
2014(a)	$96	$51	$102	$110	$359
2015	12	39	26	92	169
2016	9	34	14	81	138
2017	5	28	7	58	98
2018	3	20	5	52	80

(a)
Includes $45 million, $13 million, $43 million and $30 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the three months ended March 31, 2014.

Note 17 – Deposits
For further discussion on deposits, see Note 19 on page 305 of JPMorgan Chase’s 2013 Annual Report.
At March 31, 2014, and December 31, 2013, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	March 31, 2014	December 31, 2013
U.S. offices
Noninterest-bearing	$384,503	$389,863
Interest-bearing:
Demand(a)	71,346	84,631
Savings(b)	464,769	450,405
Time (included $6,579 and $5,995 at fair value)(c)	89,526	91,356
Total interest-bearing deposits	625,641	626,392
Total deposits in U.S. offices	1,010,144	1,016,255
Non-U.S. offices
Noninterest-bearing	13,590	17,611
Interest-bearing:
Demand	217,159	214,391
Savings	1,522	1,083
Time (included $869 and $629 at fair value)(c)	40,290	38,425
Total interest-bearing deposits	258,971	253,899
Total deposits in non-U.S. offices	272,561	271,510
Total deposits	$1,282,705	$1,287,765

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4 on pages 215–218 of JPMorgan Chase’s 2013 Annual Report.

Note 18 – Earnings per share
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 24 on page 311 of JPMorgan Chase’s 2013 Annual Report. The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2014 and 2013.

(in millions, except per share amounts)	Three months ended March 31,
	2014	2013
Basic earnings per share
Net income	$5,274	$6,529
Less: Preferred stock dividends	227	182
Net income applicable to common equity	5,047	6,347
Less: Dividends and undistributed earnings allocated to participating securities	149	216
Net income applicable to common stockholders	$4,898	$6,131
Total weighted-average basic shares outstanding	3,787.2	3,818.2
Net income per share	$1.29	$1.61

Diluted earnings per share
Net income applicable to common stockholders	$4,898	$6,131
Total weighted-average basic shares outstanding	3,787.2	3,818.2
Add: Employee stock options, SARs and warrants(a)	36.4	28.8
Total weighted-average diluted shares outstanding(b)	3,823.6	3,847.0
Net income per share	$1.28	$1.59

(a)
Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans and the warrants originally issued in 2008 under the U.S. Treasury’s Capital Purchase Program to purchase shares of the Firm’s common stock. The aggregate number of shares issuable upon the exercise of such options and warrants was 1 million and 13 million for the three months ended March 31, 2014 and 2013, respectively.

(b)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.

Note 19 – Accumulated other comprehensive income/(loss)
AOCI includes the after-tax change in unrealized gains and losses on investment securities, foreign currency translation adjustments (including the impact of related derivatives), cash flow hedging activities, and net loss and prior service costs/(credit) related to the Firm’s defined benefit pension and OPEB plans.

As of or for the three months ended March 31, 2014	Unrealized gains/(losses) on investment securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2014	$2,798		$(136)	$(139)	$(1,324)	$1,199
Net change	994	(b)	(2)	59	26	1,077
Balance at March 31, 2014	$3,792		$(138)	$(80)	$(1,298)	$2,276

As of or for the three months ended March 31, 2013	Unrealized gains/(losses) on investment securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2013	$6,868		$(95)	$120	$(2,791)	$4,102
Net change	(640)	(c)	(13)	(62)	104	(611)
Balance at March 31, 2013	$6,228		$(108)	$58	$(2,687)	$3,491

(a)
Represents the after-tax difference between the fair value and amortized cost of securities accounted for as AFS; including, as of the date of transfer during the first quarter of 2014, $9 million of net unrealized losses related to AFS securities that were transferred to HTM. Subsequent to transfer, includes any net unamortized unrealized gains and losses related to the transferred securities.

(b)	The net change for the three months ended March 31, 2014, was primarily related to higher market valuations of obligations of U.S. states and municipalities.
(c)The net change for the three months ended March 31, 2013, was due primarily to net unrealized market value decreases on AFS securities, predominantly U.S. government agency-issued MBS and obligations of U.S. states and municipalities as well as net realized gains.

The following table presents the pretax and after-tax changes in the components of other comprehensive income/(loss).

	2014			2013
Three months ended March 31, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$1,621	$(609)	$1,012	$(515)	$185	$(330)
Reclassification adjustment for realized (gains)/losses included in net income(a)	(30)	12	(18)	(509)	199	(310)
Net change	1,591	(597)	994	(1,024)	384	(640)
Translation adjustments:
Translation(b)	154	(63)	91	(427)	158	(269)
Hedges(b)	(154)	61	(93)	420	(164)	256
Net change	—	(2)	(2)	(7)	(6)	(13)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	72	(30)	42	(130)	51	(79)
Reclassification adjustment for realized (gains)/losses included in net income(c)	27	(10)	17	29	(12)	17
Net change	99	(40)	59	(101)	39	(62)
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	69	(26)	43	48	(10)	38
Reclassification adjustments included in net income(d):
Amortization of net loss	18	(8)	10	81	(31)	50
Prior service costs/(credits)	(10)	4	(6)	(11)	4	(7)
Foreign exchange and other	(4)	(17)	(21)	37	(14)	23
Net change	73	(47)	26	155	(51)	104
Total other comprehensive income/(loss)	$1,763	$(686)	$1,077	$(977)	$366	$(611)

(a)	The pretax amount is reported in securities gains in the Consolidated Statements of Income.

(b)
Reclassifications of pretax realized gains/(losses) on translation adjustments and related hedges are reported in other income in the Consolidated Statements of Income. The amounts were not material for the three months ended March 31, 2014 and 2013.

(c)	The pretax amount is reported in the same line as the hedged items, which are predominantly recorded in net interest income in the Consolidated Statements of Income.

(d)	The pretax amount is reported in compensation expense in the Consolidated Statements of Income.

Note 20 – Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The OCC establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A. Basel III rules under the transitional Standardized Approach (“Basel III Standardized Transitional”) became effective on January 1, 2014; all prior period data is based on Basel I rules. For 2014, the Basel III Standardized Transitional requires the Firm to calculate its capital ratios using the Basel III definition of capital divided by the Basel I definition of RWA, inclusive of Basel 2.5 for market risk.
There are three categories of risk-based capital: Common equity Tier 1 capital (“Tier 1 common”) which was effective January 1, 2014, under the Basel III Transitional rules, Tier 1 capital and Tier 2 capital. Tier 1 common includes common stockholders’ equity less goodwill and certain other adjustments. Tier 1 capital consists of Tier 1 common plus perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred securities that have not been phased out of Tier 1 capital under Basel III rules. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, trust preferred securities phased out of Tier 1 capital under Basel III rules, subordinated long-term debt and other instruments qualifying as Tier 2 capital, and the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets. Total capital is Tier 1 capital plus Tier 2 capital. Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and Total capital to risk-weighted assets, as well as minimum leverage ratios (which are defined as Tier 1 capital divided by adjusted quarterly average assets). Failure to meet these minimum requirements could cause the Federal Reserve to take action. Banking subsidiaries also are subject to these capital requirements by their respective primary regulators. As of March 31, 2014, and December 31, 2013, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at March 31, 2014, and December 31, 2013. These amounts are determined in accordance with regulations issued by the Federal Reserve and/or OCC.

	JPMorgan Chase & Co.(d)		JPMorgan Chase Bank, N.A.(d)		Chase Bank USA, N.A.(d)		Well-capitalized ratios(e)		Minimum capital ratios(e)
	Basel III Standardized Transitional	Basel I	Basel III Standardized Transitional	Basel I	Basel III Standardized Transitional	Basel I
(in millions, except ratios)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Regulatory capital
Tier 1 common capital	$156,874	N/A	$145,021	N/A	$13,545	N/A
Tier 1 capital(a)	173,431	$165,663	145,033	$139,727	13,545	$12,956
Total capital	208,430	199,286	164,542	165,496	19,413	16,389

Assets
Risk-weighted(b)	$1,438,354	$1,387,863	$1,201,279	$1,171,574	$95,796	$100,990
Adjusted average(c)	2,355,690	2,343,713	1,889,491	1,900,770	111,374	109,731

Capital ratios
Tier 1 common	10.9%	N/A	12.1%	N/A	14.1%	N/A	N/A		4.0%
Tier 1(a)	12.1	11.9%	12.1	11.9%	14.1	12.8%	6.0%		5.5
Total	14.5	14.4	13.7	14.1	20.3	16.2	10.0		8.0
Tier 1 leverage	7.4	7.1	7.7	7.4	12.2	11.8	5.0	(f)	4.0

(a)
At March 31, 2014, trust preferred securities included in Basel III Tier 1 capital were $2.7 billion and $300 million for JPMorgan Chase and JPMorgan Chase Bank, N.A., respectively. At March 31, 2014, Chase Bank USA, N.A. had no trust preferred securities.

(b)
Included off–balance sheet RWA at March 31, 2014, of $329.4 billion, $323.7 billion and $14 million, and at December 31, 2013, of $315.9 billion, $304.0 billion and $14 million, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., respectively.

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

(e)
As defined by the regulations issued by the Federal Reserve, OCC and FDIC. Beginning January 1, 2015, Basel III Transitional Tier 1 common and the Basel III Standardized Transitional Tier 1 common ratio become relevant capital measures under the prompt corrective action requirements as defined by the regulations.

(f)
Represents requirements for banking subsidiaries pursuant to regulations issued under the FDIC Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

Note:
Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both non-taxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from non-taxable business combinations totaling $167 million and $192 million at March 31, 2014, and December 31, 2013, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $2.8 billion at both March 31, 2014, and December 31, 2013.

Note 21 – Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees, and the Firm’s related accounting policies, see Note 29 on pages 318–324 of JPMorgan Chase’s 2013 Annual Report.

To provide for probable credit losses inherent in consumer (excluding credit card) and wholesale lending commitments, an allowance for credit losses on lending-related commitments is maintained. See Note 14 on page 140 of this Form 10-Q for further discussion regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at March 31, 2014, and December 31, 2013. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower. Also, the Firm typically closes credit card lines when the borrower is 60 days or more past due.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(g)
	Mar 31, 2014					Dec 31, 2013	Mar 31, 2014	Dec 31, 2013
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$2,357	$4,345	$3,804	$2,154	$12,660	$13,158	$—	$—
Home equity – junior lien	3,829	6,695	4,335	2,181	17,040	17,837	—	—
Prime mortgage	5,224	—	—	—	5,224	4,817	—	—
Subprime mortgage	—	—	—	—	—	—	—	—
Auto	8,814	310	119	7	9,250	8,309	1	1
Business banking	10,479	839	108	326	11,752	11,251	7	7
Student and other	70	80	3	462	615	685	—	—
Total consumer, excluding credit card	30,773	12,269	8,369	5,130	56,541	56,057	8	8
Credit card	535,614	—	—	—	535,614	529,383	—	—
Total consumer	566,387	12,269	8,369	5,130	592,155	585,440	8	8
Wholesale:
Other unfunded commitments to extend credit(a)(b)	71,549	77,235	101,397	8,810	258,991	246,495	394	432
Standby letters of credit and other financial guarantees(a)(b)(c)	23,577	31,784	32,215	2,685	90,261	92,723	832	943
Unused advised lines of credit	90,326	11,309	614	390	102,639	101,994	—	—
Other letters of credit(a)	3,730	689	206	15	4,640	5,020	1	2
Total wholesale	189,182	121,017	134,432	11,900	456,531	446,232	1,227	1,377
Total lending-related	$755,569	$133,286	$142,801	$17,030	$1,048,686	$1,031,672	$1,235	$1,385
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(d)	$219,993	$—	$—	$—	$219,993	$169,709	$—	—
Derivatives qualifying as guarantees	3,160	858	15,696	37,549	57,263	56,274	$106	$72
Unsettled reverse repurchase and securities borrowing agreements(e)	68,445	—	—	—	68,445	38,211	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	564	681
Loans sold with recourse	NA	NA	NA	NA	7,302	7,692	123	131
Other guarantees and commitments(f)	706	482	2,459	3,097	6,744	6,786	(89)	(99)

(a)
At March 31, 2014, and December 31, 2013, reflects the contractual amount net of risk participations totaling $365 million and $476 million, respectively, for other unfunded commitments to extend credit; $14.5 billion and $14.8 billion, respectively, for standby letters of credit and other financial guarantees; and $842 million and $622 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(b)
At March 31, 2014, and December 31, 2013, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other non-profit entities of $18.5 billion and $18.9 billion, respectively, within other unfunded commitments to extend credit; and $16.2 billion and $17.2 billion, respectively, within standby letters of credit and other financial guarantees. Other unfunded commitments to extend credit also include liquidity facilities to nonconsolidated municipal bond VIEs; for further information, see Note 15 on pages 141–147 of this Form 10-Q.

(c)	At March 31, 2014, and December 31, 2013, included unissued standby letters of credit commitments of $43.1 billion and $42.8 billion, respectively.

(d)
At March 31, 2014, and December 31, 2013, collateral held by the Firm in support of securities lending indemnification agreements was $228.4 billion and $176.4 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(e)
At March 31, 2014, and December 31, 2013, the amount of commitments related to forward-starting reverse repurchase agreements and securities borrowing agreements were $27.1 billion and $9.9 billion, respectively. Commitments related to unsettled reverse repurchase agreements and securities borrowing agreements with regular-way settlement periods were $41.3 billion and $28.3 billion, at March 31, 2014, and December 31, 2013, respectively.

(f)
At March 31, 2014, and December 31, 2013, included unfunded commitments of $160 million and $215 million, respectively, to third-party private equity funds; and $1.9 billion, at both March 31, 2014, and December 31, 2013, to other equity investments. These commitments included $119 million and $184 million, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 86–97 of this Form 10-Q. In addition, at March 31, 2014, and December 31, 2013, included letters of credit hedged by derivative transactions and managed on a market risk basis of $4.4 billion and $4.5 billion, respectively.

(g)
For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability; for derivative-related products, the carrying value represents the fair value.

Other unfunded commitments to extend credit
Other unfunded commitments to extend credit generally comprise commitments for working capital and general corporate purposes, and extensions of credit to support commercial paper facilities and bond financings in the event that those obligations cannot be remarketed to new investors, as well as committed liquidity facilities to clearing organizations.
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged and acquisition finance activities, which were $26.9 billion and $18.3 billion at March 31, 2014, and December 31, 2013, respectively. For further information, see Note 3 and Note 4 on pages 86–97 and pages 98–99 respectively, of this Form 10-Q.
In addition, the Firm acts as a clearing and custody bank in the U.S. tri-party repurchase transaction market. In its role as clearing and custody bank, the Firm is exposed to intra-day credit risk of the cash borrowers, usually broker-dealers; however, this exposure is secured by collateral and typically extinguished through the settlement process by the end of the day. Tri-party repurchase daily balances averaged $182 billion and $296 billion for the three months ended March 31, 2014 and 2013. The prior period amount has been revised to conform with the current period presentation.

Guarantees
The Firm considers the following off–balance sheet lending-related arrangements to be guarantees under U.S. GAAP: standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 29 on pages 318–324 of JPMorgan Chase’s 2013 Annual Report. The recorded amounts of the liabilities related to guarantees and indemnifications at March 31, 2014, and December 31, 2013, excluding the allowance for credit losses on lending-related commitments, are discussed below.
Standby letters of credit and other financial guarantees
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $833 million and $945 million at March 31, 2014, and December 31, 2013, respectively, which were classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values included $236 million and $265 million, respectively, for the allowance for lending-related commitments, and $597 million and $680 million, respectively, for the guarantee liability and corresponding asset.

The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of March 31, 2014, and December 31, 2013.
Standby letters of credit, other financial guarantees and other letters of credit

	March 31, 2014		December 31, 2013
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$67,270	$3,779	$69,109	$3,939
Noninvestment-grade(a)	22,991	861	23,614	1,081
Total contractual amount	$90,261	$4,640	$92,723	$5,020
Allowance for lending-related commitments	$235	$1	$263	$2
Commitments with collateral	40,160	1,543	40,410	1,473

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, see Note 29 on pages 318–324 of JPMorgan Chase’s 2013 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $57.3 billion and $56.3 billion at March 31, 2014, and December 31, 2013, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value contracts is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $27.1 billion and $27.0 billion at March 31, 2014, and December 31, 2013, respectively, and the maximum exposure to loss was $2.8 billion at both March 31, 2014, and December 31, 2013. The fair values of the contracts reflect the probability of whether the Firm will be required to perform under the contract. The fair value related to derivatives that the Firm deems to be guarantees were derivative payables of $145 million and $109 million and derivative receivables of $39 million and $37 million at March 31, 2014, and December 31, 2013, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5 on page 109 of this Form 10-Q.
Loan sales- and securitization-related indemnifications
Mortgage repurchase liability
In connection with the Firm’s mortgage loan sale and securitization activities with the GSEs, as described in Note 15 on pages 141–147 of this Form 10-Q, and Note 16 on pages 288–299 of JPMorgan Chase’s 2013 Annual Report, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm has been, and may be, required to repurchase loans and/or indemnify the GSEs (e.g., with “make-whole” payments to reimburse the GSEs for their realized losses on liquidated loans). To the extent that repurchase demands that are received relate to loans that the Firm purchased from third parties that remain viable, the Firm typically will have the right to seek a recovery of related repurchase losses from the third party. Generally, the maximum amount of future payments the Firm would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers (including securitization-related SPEs) plus, in certain circumstances, accrued interest on such loans and certain expense.

On October 25, 2013, the Firm announced that it had reached a $1.1 billion agreement with the FHFA to resolve, other than certain limited types of exposures, outstanding and future mortgage repurchase demands associated with loans sold to the GSEs from 2000 to 2008. For additional information, see Note 29 on pages 318–324 of JPMorgan Chase’s 2013 Annual Report.
The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.

Summary of changes in mortgage repurchase liability
	Three months ended March 31,
(in millions)	2014	2013
Repurchase liability at beginning of period	$681	$2,811
Net realized gains/(losses)(a)	11	(212)
(Benefit)/provision for repurchase(b)	(128)	75
Repurchase liability at end of period	$564	$2,674

(a)
Presented net of third-party recoveries and include principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. Make-whole settlements were $2 million and $121 million for the three months ended March 31, 2014 and 2013, respectively.

(b)	Included a provision related to new loan sales of $1 million and $8 million for the three months ended March 31, 2014 and 2013, respectively.
Private label securitizations
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves.
For additional information regarding litigation, see Note 23 on pages 159–165 of this Form 10-Q and Note 31 on pages 326–332 of JPMorgan Chase’s 2013 Annual Report.
Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At March 31, 2014, and December 31, 2013, the unpaid principal balance of loans sold with recourse totaled $7.3 billion and $7.7 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, was $123 million and $131 million at March 31, 2014, and December 31, 2013, respectively.

Note 22 – Pledged assets and collateral
For a discussion of the Firm’s pledged assets and collateral, see Note 30 on page 325 of JPMorgan Chase’s 2013 Annual Report.
Pledged assets
At March 31, 2014, financial assets were pledged to maintain potential borrowing capacity with central banks and for other purposes, including to secure borrowings and public deposits, and to collateralize repurchase and other securities financing agreements. Certain of these pledged assets may be sold or repledged by the secured parties and are identified as financial assets owned (pledged to various parties) on the Consolidated Balance Sheets. At March 31, 2014, and December 31, 2013, the Firm had pledged assets of $260.4 billion and $251.3 billion, respectively, at Federal Reserve Banks and FHLBs. In addition, as of March 31, 2014, and December 31, 2013, the Firm had pledged $64.8 billion and $60.6 billion, respectively, of financial assets it owns that may not be sold or repledged by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 15 on pages 141–147 of this Form 10-Q for additional information on assets and liabilities of consolidated VIEs. For additional information on the Firm’s securities financing activities, see Note 12 on pages 117–118 of this Form 10-Q. For additional information on the Firm’s long-term debt, see Note 21 on pages 306–308 of JPMorgan Chase’s 2013 Annual Report.
Collateral
At March 31, 2014 and December 31, 2013, the Firm had accepted financial assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of approximately $768.7 billion and $726.7 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, approximately $587.0 billion and $543.5 billion, respectively, were sold or repledged, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales and to collateralize deposits and derivative agreements.

Note 23 – Litigation
Contingencies
As of March 31, 2014, the Firm and its subsidiaries are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $4.5 billion at March 31, 2014. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm is involved, taking into account the Firm’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Firm does not believe that an estimate can currently be made. The Firm’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in many such proceedings of multiple defendants (including the Firm) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Firm’s estimate will change from time to time, and actual losses may vary.
Set forth below are descriptions of the Firm’s material legal proceedings.
CIO Investigations and Litigation. A consolidated purported class action brought under the Employee Retirement Income Security Act and two shareholder derivative actions that were filed in the United States District Court for the Southern District of New York (the “Southern District”), relating to losses in the synthetic credit portfolio managed by the Firm’s Chief Investment Office (“CIO”), have been dismissed in their entirety. Shareholder derivative actions filed in New York state court have also been dismissed, except for one action that is currently stayed. A consolidated shareholder purported class action filed in the Southern District has been dismissed in part, and the Firm and other defendants will answer the remaining allegations in the complaint. The Firm has also responded to shareholder demands for information and continues to cooperate with ongoing government investigations relating to CIO.

Credit Default Swaps Investigations and Litigation. In July 2013, the European Commission (the “EC”) filed a Statement of Objections against the Firm (including various subsidiaries) and other industry members in connection with its ongoing investigation into the credit default swaps (“CDS”) marketplace. The EC asserts that between 2006 and 2009, a number of investment banks acted collectively through the International Swaps and Derivatives Association (“ISDA”) and Markit Group Limited (“Markit”) to foreclose exchanges from the potential market for exchange-traded credit derivatives by instructing Markit and ISDA to license their respective data and index benchmarks only for over-the-counter (“OTC”) trading and not for exchange trading, allegedly to protect the investment banks’ revenues from the OTC market. The Firm submitted a response to the Statement of Objections in January 2014, and a hearing has been scheduled for May 2014. The U.S. Department of Justice (the “DOJ”) also has an ongoing investigation into the CDS marketplace, which was initiated in July 2009.
Separately, the Firm is a defendant in a number of purported class actions (all consolidated in the United States District Court for the Southern District of New York) filed on behalf of purchasers and sellers of CDS. Plaintiffs filed a consolidated class action complaint in January 2014, alleging that the defendant investment banks, including the Firm, as well as Markit and/or ISDA, collectively prevented new entrants into the CDS market, in order to artificially inflate the defendant banks’ revenues in violation of federal antitrust laws. Defendants moved to dismiss the complaint.
Foreign Exchange Investigations and Litigation. The Firm has received information requests, document production notices and related inquiries from various U.S. and non-U.S. government agencies regarding the Firm’s foreign exchange trading business. The Firm is cooperating with these ongoing investigations and inquiries.
Since November 2013, a number of class actions have been filed in the United Stated District Court for the Southern District of New York against a number of foreign exchange dealers, including the Firm, for alleged violations of federal and state antitrust laws and unjust enrichment based on an alleged conspiracy to manipulate foreign exchange rates reported on the WM/Reuters service. A consolidated class action complaint was filed in March 2014.
Interchange Litigation. A group of merchants and retail associations filed a series of class action complaints relating to interchange in several federal courts. The complaints alleged that Visa and MasterCard, as well as certain banks, conspired to set the price of credit and debit card interchange fees, enacted respective rules in violation of antitrust laws, and engaged in tying/bundling and exclusive dealing. All cases were consolidated in the United States District Court for the Eastern District of New York for pretrial proceedings.
The parties have entered into an agreement to settle those cases, for a cash payment of $6.1 billion to the class plaintiffs (of which the Firm’s share is approximately 20%)

and an amount equal to ten basis points of credit card interchange for a period of eight months to be measured from a date within 60 days of the end of the opt-out period. The agreement also provides for modifications to each credit card network’s rules, including those that prohibit surcharging credit card transactions. The rule modifications became effective in January 2013. In January 2014, the Court issued the Class Settlement Order and Final Judgment granting final approval of the settlement. A number of merchants have filed notices of appeal. Certain merchants that opted out of the class settlement have filed actions against Visa and MasterCard, as well as against the Firm and other banks. Defendants moved to dismiss those opt-out cases in March 2014.
Investment Management Litigation. The Firm is defending two pending cases which allege that investment portfolios managed by J.P. Morgan Investment Management (“JPMIM”) were inappropriately invested in securities backed by residential real estate collateral. Plaintiffs Assured Guaranty (U.K.) and Ambac Assurance UK Limited claim that JPMIM is liable for losses of more than $1 billion in market value of these securities. Discovery is proceeding.
Italian Proceedings.
City of Milan. In January 2009, the City of Milan, Italy (the “City”) issued civil proceedings against (among others) JPMorgan Chase Bank, N.A. and J.P. Morgan Securities plc in the District Court of Milan alleging a breach of advisory obligations in connection with a bond issue by the City in June 2005 and an associated swap transaction. The Firm has entered into a settlement agreement with the City to resolve the City’s civil proceedings.
Four current and former JPMorgan Chase employees and JPMorgan Chase Bank, N.A. (as well as other individuals and three other banks) were directed by a criminal judge to participate in a trial that started in May 2010. As it relates to JPMorgan Chase individuals, two were acquitted and two were found guilty of aggravated fraud with sanctions of prison sentences, fines and a ban from dealing with Italian public bodies for one year. JPMorgan Chase (along with other banks involved) was found liable for breaches of Italian administrative law. JPMorgan Chase and the individuals appealed, and in March 2014, the court fully acquitted JPMorgan Chase and its employees. If the Italian authority decides to appeal this acquittal to the Italian Supreme Court, it must do so before the end of July 2014.
Parmalat. In 2003, following the bankruptcy of the Parmalat group of companies (“Parmalat”), criminal prosecutors in Italy investigated the activities of Parmalat, its directors and the financial institutions that had dealings with them following the collapse of the company. In March 2012, the criminal prosecutor served a notice indicating an intention to pursue criminal proceedings against four former employees of the Firm (but not against the Firm) on charges of conspiracy to cause Parmalat’s insolvency by underwriting bonds and continuing derivatives trading when Parmalat’s balance sheet was false. A preliminary hearing is scheduled for May 2014, at which the judge will determine whether to recommend that the matter go to a full trial.
In addition, the administrator of Parmalat commenced five civil actions against JPMorgan Chase entities including: two claw-back actions; a claim relating to bonds issued by Parmalat in which it is alleged that JPMorgan Chase kept Parmalat “artificially” afloat and delayed the declaration of insolvency; and similar allegations in two claims relating to derivatives transactions.
Lehman Brothers Bankruptcy Proceedings. In May 2010, Lehman Brothers Holdings Inc. (“LBHI”) and its Official Committee of Unsecured Creditors (the “Committee”) filed a complaint (and later an amended complaint) against JPMorgan Chase Bank, N.A. in the United States Bankruptcy Court for the Southern District of New York that asserts both federal bankruptcy law and state common law claims, and seeks, among other relief, to recover $7.9 billion in collateral that was transferred to JPMorgan Chase Bank, N.A. in the weeks preceding LBHI’s bankruptcy. The amended complaint also seeks unspecified damages on the grounds that JPMorgan Chase Bank, N.A.’s collateral requests hastened LBHI’s bankruptcy. The Court dismissed the counts of the amended complaint that sought to void the allegedly constructively fraudulent and preferential transfers made to the Firm during the months of August and September 2008.
The Firm has also filed counterclaims against LBHI alleging that LBHI fraudulently induced the Firm to make large clearing advances to Lehman against inappropriate collateral, which left the Firm with more than $25 billion in claims (the “Clearing Claims”) against the estate of Lehman Brothers Inc., LBHI’s broker-dealer subsidiary. Discovery is ongoing.
LBHI and the Committee have also filed an objection to the claims asserted by JPMorgan Chase Bank, N.A. against LBHI with respect to the Clearing Claims, principally on the grounds that the Firm had not conducted the sale of the securities collateral held for such claims in a commercially reasonable manner.
LBHI and several of its subsidiaries that had been Chapter 11 debtors have also filed a separate complaint and objection to derivatives claims asserted by the Firm alleging that the amount of the derivatives claims had been overstated and challenging certain set-offs taken by JPMorgan Chase entities to recover on the claims. The Firm responded to this separate complaint and objection in February 2013. The Clearing Claims and the derivatives claims, together with other claims of the Firm against Lehman entities, have been paid in full, subject to the outcome of the objections filed by LBHI and the Committee. Discovery in both of these cases is ongoing.
LIBOR and Other Benchmark Rate Investigations and Litigation. JPMorgan Chase has received subpoenas and requests for documents and, in some cases, interviews, from federal and state agencies and entities, including the DOJ, the Commodity Futures Trading Commission (the “CFTC”), the Securities and Exchange Commission (the “SEC”) and various state attorneys general, as well as the

European Commission, the U.K. Financial Conduct Authority (the “FCA”), Canadian Competition Bureau, Swiss Competition Commission and other regulatory authorities and banking associations around the world relating primarily to the process by which interest rates were submitted to the British Bankers Association (“BBA”) in connection with the setting of the BBA’s London Interbank Offered Rate (“LIBOR”) for various currencies, principally in 2007 and 2008. Some of the inquiries also relate to similar processes by which information on rates is submitted to the European Banking Federation (“EBF”) in connection with the setting of the EBF’s Euro Interbank Offered Rates (“EURIBOR”) and to the Japanese Bankers’ Association for the setting of Tokyo Interbank Offered Rates (“TIBOR”) as well as to other processes for the setting of other reference rates in various parts of the world during similar time periods. The Firm is cooperating with these inquiries. In December 2013, JPMorgan Chase reached a settlement with the European Commission regarding its Japanese Yen LIBOR investigation. Investigations by the European Commission with regard to other reference rates remain open. In January 2014, the Canadian Competition Bureau announced that it has discontinued its investigation related to Yen LIBOR.
In addition, the Firm has been named as a defendant along with other banks in a series of individual and class actions filed in various United States District Courts in which plaintiffs make varying allegations that in various periods, starting in 2000 or later, defendants either individually or collectively manipulated the U.S. dollar LIBOR, Yen LIBOR and/or Euroyen TIBOR rates by submitting rates that were artificially low or high. Plaintiffs allege that they transacted in loans, derivatives or other financial instruments whose values are impacted by changes in U.S. dollar LIBOR, Yen LIBOR or Euroyen TIBOR and assert a variety of claims including antitrust claims seeking treble damages.
The U.S. dollar LIBOR-related purported class actions have been consolidated in a Multidistrict Litigation for pre-trial purposes in the United States District Court for the Southern District of New York. In March 2013, the Court granted in part and denied in part the defendants’ motions to dismiss the claims, including dismissal with prejudice of the antitrust and unjust enrichment claims. One of the class action plaintiffs who asserted only antitrust claims appealed the dismissal of its action, which the United States Court of Appeals for the Second Circuit dismissed for lack of jurisdiction. In March 2014, the plaintiff filed a petition for a writ of certiorari to the Supreme Court of the United States seeking review of the Second Circuit’s dismissal of its appeal. In September 2013, certain plaintiffs filed amended complaints and others sought leave to amend their complaints to add additional allegations. Defendants have moved to dismiss the amended complaints and have opposed the requests to amend. Those motions remain pending. As additional complaints continue to be filed, the Firm will seek to have them transferred to the Multidistrict Litigation.

The Firm has also been named as a defendant in a separate purported class action filed in the United States District Court for the Southern District of New York on behalf of plaintiffs who purchased and sold Euroyen TIBOR futures contracts. The action alleges manipulation of Yen LIBOR and Euroyen TIBOR. In March 2014, the court granted in part and denied in part the defendants’ motions to dismiss, including dismissal of the antitrust claims and unjust enrichment claims. Defendants have filed a motion for reconsideration of the court’s decision not to dismiss certain Commodity Exchange Act claims.
The Firm was also named as a nominal defendant in a derivative action in the Supreme Court of New York in the County of New York against certain current and former members of the Firm’s board of directors for alleged breach of fiduciary duty in connection with the Firm’s purported role in manipulating LIBOR. In March 2014, the Court dismissed the derivative action with prejudice.
Madoff Litigation and Investigations. In January 2014, certain of the Firm’s bank subsidiaries entered into settlements with various governmental agencies in resolution of investigations relating to Bernard L. Madoff Investment Securities LLC (“BLMIS”). The Firm and certain of its subsidiaries also settled civil litigation relating to BLMIS.
JPMorgan Chase Bank, N.A. entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney’s Office for the Southern District of New York (the “U.S. Attorney”) in which it agreed to forfeit $1.7 billion to the United States. Pursuant to the DPA, the U.S. Attorney will defer prosecution of JPMorgan Chase Bank, N.A. for a two-year period if the bank complies with its obligations under the DPA. The DPA has been approved by the court. In addition, JPMorgan Chase Bank, N.A., JPMorgan Bank and Trust Company, N.A. and Chase Bank USA, N.A., consented to the assessment of a $350 million Civil Money Penalty by the Office of the Comptroller of the Currency (“OCC”), and JPMorgan Chase Bank, N.A. agreed to the assessment of a $461 million Civil Money Penalty by the Financial Crimes Enforcement Network (“FinCEN”). The FinCEN penalty was deemed satisfied by the payment to the U.S. Attorney.
Additionally, the Firm and certain subsidiaries entered into settlements with the court-appointed trustee for BLMIS (the “Trustee”) and with plaintiffs representing a class of former BLMIS customers who lost all or a portion of their principal investments with BLMIS. As part of these settlements, the Firm and the bank agreed to pay the Trustee $325 million, and agreed to pay the class action plaintiffs $218 million, as well as attorneys’ fees. The settlements with the Trustee and the class action plaintiffs have been approved by the court.
Also, various subsidiaries of the Firm, including J.P. Morgan Securities plc, have been named as defendants in lawsuits filed in Bankruptcy Court in New York arising out of the liquidation proceedings of Fairfield Sentry Limited and Fairfield Sigma Limited (together, “Fairfield”), so-called Madoff feeder funds. These actions seek to recover payments made by the funds to defendants totaling approximately $155 million. Pursuant to an agreement with the Trustee, the liquidators of Fairfield have voluntarily dismissed their action against J.P. Morgan Securities plc without prejudice to re-filing. The other actions remain outstanding.
In addition, a purported class action was brought by investors in certain feeder funds against JPMorgan Chase in the United States District Court for the Southern District of New York, as was a motion by separate potential class plaintiffs to add claims against the Firm and certain subsidiaries to an already pending purported class action in the same court. The allegations in these complaints largely track those raised by the Trustee. The Court dismissed these complaints and plaintiffs appealed. In September 2013, the United States Court of Appeals for the Second Circuit affirmed the District Court’s decision. The plaintiffs have petitioned the entire Court for a rehearing of the appeal and the Firm has filed its answer to that petition.
The Firm is a defendant in five other Madoff-related investor actions pending in New York state court. The allegations in all of these actions are essentially identical, and involve claims against the Firm for, among other things, aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. The Firm has moved to dismiss these actions.
Two actions have been filed, in the United States District Courts for the District of New Jersey and the Middle District of Florida, by investors who (with a few exceptions) did not suffer losses on their principal investments with BLMIS. The action commenced in New Jersey is a purported class action while the Florida action was brought by a group of investors. These plaintiffs generally allege violations of the federal securities law, federal and state racketeering statutes and multiple common law claims.
Additionally, two shareholder derivative actions have been filed in New York federal and state court against the Firm, as nominal defendant, and certain of its current and former Board members, alleging breach of fiduciary duty in connection with the Firm’s relationship with Madoff due to an alleged failure to maintain effective internal controls to detect fraudulent transactions.
MF Global. The Firm has responded to inquiries from the CFTC relating to the Firm’s banking and other business relationships with MF Global, including as a depository for MF Global’s customer segregated accounts.
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
Mortgage-Backed Securities and Repurchase Litigation and Related Regulatory Investigations. JPMorgan Chase and affiliates (together, “JPMC”), Bear Stearns and affiliates (together, “Bear Stearns”) and Washington Mutual affiliates

(together, “Washington Mutual”) have been named as defendants in a number of cases in their various roles in offerings of mortgage-backed securities (“MBS”). These cases include purported class action suits on behalf of MBS purchasers, actions by individual MBS purchasers and actions by monoline insurance companies that guaranteed payments of principal and interest for particular tranches of MBS offerings. Following the settlements referred to under “Repurchase Litigation” and “Government Enforcement Investigations and Litigation” below, there are currently pending and tolled investor and monoline insurer claims involving MBS with an original principal balance of approximately $73 billion, of which $66 billion involves JPMC, Bear Stearns or Washington Mutual as issuer and $7 billion involves JPMC, Bear Stearns or Washington Mutual solely as underwriter. The Firm and certain of its current and former officers and Board members have also been sued in shareholder derivative actions relating to the Firm’s MBS activities, and trustees have asserted or have threatened to assert claims that loans in securitization trusts should be repurchased.
Issuer Litigation – Class Actions. The Firm is a defendant in three purported class actions brought against JPMC and Bear Stearns as MBS issuers (and, in some cases, also as underwriters of their own MBS offerings) in the United States District Courts for the Eastern and Southern Districts of New York. The Firm has settled one of these purported class actions, pending in the Eastern District of New York, and the plaintiffs have moved for preliminary approval of the settlement. Motions to dismiss have largely been denied in the remaining two cases pending in the Southern District of New York, which are in various stages of litigation.
Issuer Litigation – Individual Purchaser Actions. In addition to class actions, the Firm is defending individual actions brought against JPMC, Bear Stearns and Washington Mutual as MBS issuers (and, in some cases, also as underwriters of their own MBS offerings). These actions are pending in federal and state courts across the United States and are in various stages of litigation.
Monoline Insurer Litigation. The Firm is defending two pending actions relating to a monoline insurer’s guarantees of principal and interest on certain classes of 11 different Bear Stearns MBS offerings. These actions are pending in state courts in New York and are in various stages of litigation. JPMorgan Chase has resolved three actions brought by Syncora Guarantee Inc. relating to its guarantees of principal and interest on certain classes of Bear Stearns MBS offerings.
Underwriter Actions. In actions against the Firm solely as an underwriter of other issuers’ MBS offerings, the Firm has contractual rights to indemnification from the issuers. However, those indemnity rights may prove effectively unenforceable in various situations, such as where the issuers are now defunct. Actions of this type are currently pending against the Firm in federal and state courts and are in various stages of litigation.
Repurchase Litigation. The Firm is defending a number of actions brought by trustees or master servicers of various

MBS trusts and others on behalf of purchasers of securities issued by those trusts. These cases generally allege breaches of various representations and warranties regarding securitized loans and seek repurchase of those loans or equivalent monetary relief, as well as indemnification of attorneys’ fees and costs and other remedies. Deutsche Bank National Trust Company, acting as trustee for various MBS trusts, has filed such a suit against JPMC, Washington Mutual and the Federal Deposit Insurance Corporation (the “FDIC”) in connection with a significant number of MBS issued by Washington Mutual; that case is described in the Washington Mutual Litigations section below. Other repurchase actions, each specific to one or more MBS transactions issued by JPMC and/or Bear Stearns, are in various stages of litigation.
In addition, the Firm has received threatened litigation demands by securitization trustees, as well as demands by investors directing trustees to investigate claims or bring litigation, which allege obligations to repurchase loans and servicing deficiencies. These include a demand from a law firm, as counsel to a group of 21 institutional MBS investors, to various trustees to investigate potential repurchase and servicing claims. These investors purported to have 25% or more of the voting rights in trusts sponsored by the Firm or its affiliates with an original principal balance of more than $174 billion (excluding 52 trusts sponsored by Washington Mutual, with an original principal balance of more than $58 billion). Pursuant to a settlement agreement, JPMC and this investor group have made a binding offer to the trustees of MBS issued by JPMC and Bear Stearns providing for the payment of $4.5 billion and the implementation of certain servicing changes by JPMC, to resolve all repurchase and servicing claims that have been asserted or could have been asserted with respect to the 330 MBS trusts. The offer, which is subject to acceptance by the trustees, and potentially a judicial approval process, does not resolve claims relating to Washington Mutual MBS. The trustees currently have until June 16, 2014 to accept the settlement offer.
There are additional repurchase and servicing claims made against trustees not affiliated with the Firm but involving trusts that the Firm sponsored.
Derivative Actions. Eight shareholder derivative actions relating to the Firm’s MBS activities have been filed to date against the Firm, as nominal defendant, and certain of its current and former officers and members of its Board of Directors, in New York state court and California federal court. In one of the New York state actions, the Firm’s motion to dismiss was granted and the dismissal was affirmed on appeal. The Firm’s motion to dismiss was also granted in another one of these actions, filed in New York state court. In addition, the five actions filed in California federal court have been consolidated and an amended consolidated complaint has been filed. Defendants intend to file motions to dismiss the remaining actions.
Government Enforcement Investigations and Litigation. In the fourth quarter of 2013, the Firm resolved actual and potential civil claims by the DOJ and several State Attorneys General relating to residential mortgage-backed securities activities by JPMC, Bear Stearns and Washington Mutual, in addition to resolving litigation by the Federal Housing Finance Agency, the Federal Deposit Insurance Corporation and the National Credit Union Administration. The Firm also agreed to resolve Fannie Mae’s and Freddie Mac’s repurchase claims associated with whole loan purchases from 2000 to 2008.
The Firm is responding to an ongoing investigation being conducted by the Criminal Division of the United States Attorney’s Office for the Eastern District of California relating to MBS offerings securitized and sold by the Firm and its subsidiaries. The Firm has also received other subpoenas and informal requests for information from state authorities concerning the issuance and underwriting of MBS-related matters. The Firm continues to respond to these MBS-related regulatory inquiries.
In addition, the Firm is responding to and cooperating with requests for information from the U.S. Attorney’s Office for the District of Connecticut, subpoenas and requests from the SEC Division of Enforcement, and a request from the Office of the Special Inspector General for the Troubled Asset Relief Program to conduct a review of certain activities, all of which relate to, among other matters, communications with counterparties in connection with certain secondary market trading in MBS.
The Firm has entered into agreements with a number of entities that purchased MBS that toll applicable limitations periods with respect to their claims, and has settled, and in the future may settle, tolled claims. There is no assurance that the Firm will not be named as a defendant in additional MBS-related litigation.
Mortgage-Related Investigations and Litigation. The Attorney General of Massachusetts filed an action against the Firm, other servicers and a mortgage recording company, asserting claims for various alleged wrongdoings relating to mortgage assignments and use of the industry’s electronic mortgage registry. The court granted in part and denied in part the defendants’ motion to dismiss the action, which remains pending.
The Firm is named as a defendant in a purported class action lawsuit relating to its mortgage foreclosure procedures. The plaintiffs have moved for class certification.
One shareholder derivative action has been filed in New York Supreme Court against current and former members of the Firm’s Board of Directors alleging that the Board failed to exercise adequate oversight as to wrongful conduct by the Firm regarding mortgage servicing.
In February 2014, the Firm entered into a settlement with the United States Attorney’s Office for the Southern District of New York, the Federal Housing Administration (“FHA”), the United States Department of Housing and Urban Development (“HUD”) and the United States Department of Veterans Affairs (“VA”) agreeing to pay $614 million to resolve claims relating to the Firm’s participation in federal mortgage insurance programs overseen by FHA, HUD and VA.

The Civil Division of the United States Attorney’s Office for the Southern District of New York is conducting an investigation concerning the Firm’s compliance with the Fair Housing Act (“FHA”) and Equal Credit Opportunity Act (“ECOA”) in connection with its mortgage lending practices. In addition, two municipalities are pursuing investigations into the impact, if any, of alleged violations of the FHA and ECOA on their respective communities. The Firm is cooperating in these investigations.
Municipal Derivatives Litigation. Several civil actions were commenced in New York and Alabama courts against the Firm relating to certain Jefferson County, Alabama (the “County”) warrant underwritings and swap transactions. The claims in the civil actions generally alleged that the Firm made payments to certain third parties in exchange for being chosen to underwrite more than $3 billion in warrants issued by the County and to act as the counterparty for certain swaps executed by the County. The County filed for bankruptcy in November 2011. In June 2013, the County filed a Chapter 9 Plan of Adjustment, as amended (the “Plan of Adjustment”), which provided that all the above-described actions against the Firm would be released and dismissed with prejudice. In November 2013, the Bankruptcy Court confirmed the Plan of Adjustment, and in December 2013, certain sewer rate payers filed an appeal challenging the confirmation of the Plan of Adjustment. All conditions to the Plan of Adjustment’s effectiveness, including the dismissal of the actions against the Firm, were satisfied or waived and the transactions contemplated by the Plan of Adjustment occurred in December 2013. Accordingly, all the above-described actions against the Firm have been dismissed pursuant to the terms of the Plan of Adjustment. The appeal of the Bankruptcy Court’s order confirming the Plan of Adjustment remains pending.
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
Referral Hiring Practices Investigations. Various regulators are investigating, among other things, the Firm’s compliance with the Foreign Corrupt Practices Act and other laws with respect to the Firm’s hiring practices related to candidates referred by clients, potential clients and government officials, and its engagement of consultants in the Asia Pacific region. The Firm is cooperating with these investigations.
Sworn Documents, Debt Sales and Collection Litigation Practices. The Firm has been responding to formal and informal inquiries from various state and federal regulators regarding practices involving credit card collections litigation (including with respect to sworn documents), the sale of consumer credit card debt and securities backed by credit card receivables. Separately, the Consumer Financial Protection Bureau and multiple state Attorneys General are conducting investigations into the Firm’s collection and sale of consumer credit card debt. The California and Mississippi Attorneys General have filed separate civil actions against JPMorgan Chase & Co., Chase Bank USA, N.A. and Chase BankCard Services, Inc. alleging violations of law relating to debt collection practices.
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
An action filed by certain holders of Washington Mutual Bank debt against JPMorgan Chase, which alleged that JPMorgan Chase acquired substantially all of the assets of Washington Mutual Bank from the FDIC at a price that was allegedly too low, remains pending. JPMorgan Chase and the FDIC moved to dismiss this action and the District Court dismissed the case except as to the plaintiffs’ claim that the Firm tortiously interfered with the plaintiffs’ bond contracts with Washington Mutual Bank prior to its closure. Discovery is ongoing.
JPMorgan Chase has also filed a complaint in the United States District Court for the District of Columbia against the FDIC in its capacity as receiver for Washington Mutual Bank and in its corporate capacity asserting multiple claims for indemnification under the terms of the Purchase & Assumption Agreement between JPMorgan Chase and the FDIC relating to JPMorgan Chase’s purchase of most of the assets and certain liabilities of Washington Mutual Bank.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. The Firm accrues for potential liability arising from such proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downwards, as appropriate, based on management’s best judgment after consultation with counsel. Firmwide legal expense was not material for the three months ended March 31, 2014. During the three months ended March 31, 2013, the Firm incurred $347 million of legal expense. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 24 – Business segments
The Firm is managed on a line of business basis. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on page 18 of this Form 10-Q, and pages 84–85 and Note 33 on pages 334–337 of JPMorgan Chase’s 2013 Annual Report.
Segment results
The accompanying tables provide a summary of the Firm’s segment results for the three months ended March 31,

2014 and 2013, on a managed basis. Total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a fully taxable-equivalent (“FTE”) basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit).
Effective January 1, 2014, the Firm revised the capital allocated to certain businesses and will continue to assess the level of capital required for each line of business, as well as the assumptions and methodologies used to allocate capital to the business segments. Further refinements may be implemented in future periods.

Segment results and reconciliation(a)
As of or for the three months ended March 31, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset Management
	2014	2013	2014	2013	2014	2013	2014	2013
Noninterest revenue	$3,434	$4,406	$6,236	$7,357	$558	$535	$2,218	$2,094
Net interest income	7,026	7,209	2,370	2,783	1,093	1,138	560	559
Total net revenue	10,460	11,615	8,606	10,140	1,651	1,673	2,778	2,653
Provision for credit losses	816	549	49	11	5	39	(9)	21
Noninterest expense	6,437	6,790	5,604	6,111	686	644	2,075	1,876
Income/(loss) before income tax expense/(benefit)	3,207	4,276	2,953	4,018	960	990	712	756
Income tax expense/(benefit)	1,271	1,690	974	1,408	382	394	271	269
Net income/(loss)	$1,936	$2,586	$1,979	$2,610	$578	$596	$441	$487
Average common equity	$51,000	$46,000	$61,000	$56,500	$14,000	$13,500	$9,000	$9,000
Total assets	441,502	458,902	879,992	872,259	191,389	184,689	124,478	109,734
Return on average common equity	15%	23%	13%	19%	17%	18%	20%	22%
Overhead ratio	62	58	65	60	42	38	75	71

As of or for the three months ended March 31, (in millions, except ratios)	Corporate/Private Equity		Reconciling Items(b)		Total
	2014	2013	2014	2013	2014	2013
Noninterest revenue	$524	$361	$(644)	$(564)	$12,326	$14,189
Net interest income	(156)	(594)	(226)	(162)	10,667	10,933
Total net revenue	368	(233)	(870)	(726)	22,993	25,122
Provision for credit losses	(11)	(3)	—	—	850	617
Noninterest expense	(166)	2	—	—	14,636	15,423
Income/(loss) before income tax expense/(benefit)	545	(232)	(870)	(726)	7,507	9,082
Income tax expense/(benefit)	205	(482)	(870)	(726)	2,233	2,553
Net income/(loss)	$340	$250	$—	$—	$5,274	$6,529
Average common equity	$66,797	$69,733	$—	$—	$201,797	$194,733
Total assets	839,625	763,765	NA	NA	2,476,986	2,389,349
Return on average common equity	NM	NM	NM	NM	10%	13%
Overhead ratio	NM	NM	NM	NM	64	61

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of JPMorgan Chase & Co.:
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of March 31, 2014, and the related consolidated statements of income and comprehensive income for the three-month period ended March 31, 2014 and March 31, 2013, and the consolidated statements of changes in stockholders’ equity and cash flows for the three month period ended March 31, 2014 and March 31, 2013, included in the Firm’s Quarterly Report on Form 10-Q for the period ended March 31, 2014. These interim financial statements are the responsibility of the Firm’s management.
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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 19, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
May 2, 2014

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended March 31, 2014				Three months ended March 31, 2013
	Average balance	Interest(d)	Rate (annualized)		Average balance	Interest(d)		Rate (annualized)
Assets
Deposits with banks	$319,130	$256	0.33%		$156,988	$163		0.42%
Federal funds sold and securities purchased under resale agreements	245,389	436	0.72		231,421	514		0.90
Securities borrowed(a)	118,227	(88)	(0.30)		120,337	(6)		(0.02)
Trading assets – debt instruments	202,387	1,791	3.59		250,502	2,235	(f)	3.62	(f)
Securities	348,771	2,381	2.77	(e)	368,673	1,987		2.19	(e)
Loans	730,312	8,081	4.49		725,124	8,554		4.78
Other assets(b)	41,430	162	1.58		43,039	80		0.75
Total interest-earning assets	2,005,646	13,019	2.63		1,896,084	13,527	(f)	2.89
Allowance for loan losses	(16,168)				(21,860)
Cash and due from banks	27,743				46,830
Trading assets – equity instruments	112,525				120,192
Trading assets – derivative receivables	64,820				74,918
Goodwill	48,054				48,168
Other intangible assets:
Mortgage servicing rights	9,227				8,146
Purchased credit card relationships	108				268
Other intangibles	1,440				1,894
Other assets	149,309				147,390
Total assets	$2,402,704				$2,322,030
Liabilities
Interest-bearing deposits	$866,759	$426	0.20%		$787,870	$545		0.28%
Federal funds purchased and securities loaned or sold under repurchase agreements	200,918	162	0.33		250,827	167		0.27
Commercial paper	58,682	33	0.23		53,084	26		0.20
Trading liabilities – debt, short-term and other liabilities(c)	214,810	233	0.44		184,824	265	(f)	0.58	(f)
Beneficial interests issued by consolidated VIEs	49,058	105	0.87		60,341	134		0.90
Long-term debt	269,403	1,167	1.76		254,326	1,295		2.06
Total interest-bearing liabilities	1,659,630	2,126	0.52		1,591,272	2,432	(f)	0.62
Noninterest-bearing deposits	377,520				355,913
Trading liabilities – equity instruments	16,432				13,203
Trading liabilities – derivative payables	53,143				68,683
All other liabilities, including the allowance for lending-related commitments	80,626				88,618
Total liabilities	2,187,351				2,117,689
Stockholders’ equity
Preferred stock	13,556				9,608
Common stockholders’ equity	201,797				194,733
Total stockholders’ equity	215,353				204,341
Total liabilities and stockholders’ equity	$2,402,704				$2,322,030
Interest rate spread			2.11%					2.27%
Net interest income and net yield on interest-earning assets		$10,893	2.20%			$11,095		2.37%
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
(e) For the three months ended March 31, 2014 and 2013, the annualized rates for Securities, based on amortized cost, were 2.82% and 2.25%, respectively; this does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

(f) Prior period amounts have been revised to conform with the current presentation.

GLOSSARY OF TERMS
Active foreclosures: Loans referred to foreclosure where formal foreclosure proceedings are ongoing. Includes both judicial and non-judicial states.
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

G7 government bonds: Bonds issued by the government of one of the G7 nations.
Headcount-related expense: Includes salary and benefits (excluding performance-based incentives), and other noncompensation costs related to employees.
Home equity - senior lien: Represents loans and commitments where JPMorgan Chase holds the first security interest on the property.
Home equity - junior lien: Represents loans and commitments where JPMorgan Chase holds a security interest that is subordinate in rank to other liens.
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
Combined LTV ratio
The LTV ratio considering all available lien positions, as well as unused lines, related to the property. Combined LTV ratios are used for junior lien home equity products.
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
Principal transactions revenue: Principal transactions revenue includes realized and unrealized gains and losses recorded on derivatives, other financial instruments, private equity investments, and physical commodities used in market-making and client-driven activities. In addition, Principal transactions revenue also includes certain realized and unrealized gains and losses related to hedge accounting and specified risk management activities including: (a) certain derivatives designated in qualifying hedge accounting relationships (primarily fair value hedges of commodity and foreign exchange risk), (b) certain derivatives used for specified risk management purposes, primarily to mitigate credit risk, foreign exchange risk and commodity risk, and (c) other derivatives.
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
Seed capital: Initial JPMorgan capital invested in products, such as mutual funds, with the intention of ensuring the fund is of sufficient size to represent a viable offering to clients, enabling pricing of its shares, and allowing the manager to develop a track record. After these goals are achieved, the intent is to remove the Firm’s capital from the investment.
Short sale: A short sale is a sale of real estate in which proceeds from selling the underlying property are less than the amount owed the Firm under the terms of the related mortgage and the related lien is released upon receipt of such proceeds.
Structural Interest Rate Risk: Represents interest rate risk of the non-trading assets and liabilities of the Firm.
Structured notes: Structured notes are predominantly financial instruments containing embedded derivatives. Where present, the embedded derivative is the primary driver of risk.

Suspended foreclosures: Loans referred to foreclosure where formal foreclosure proceedings have started but are currently on hold, which could be due to bankruptcy or loss mitigation. Includes both judicial and non-judicial states.
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
Trade-date and settlement-date: For financial instruments, the trade-date is the date that an order to purchase, sell or otherwise acquire an instrument is executed in the market. The trade-date may differ from the settlement-date, which is the date on which the actual transfer of a financial instrument between two parties is executed. The amount of time that passes between the trade-date and the settlement-date differs depending on the financial instrument. For repurchases under the common equity repurchase program, except where the trade-date is specified, the amounts disclosed are presented on a settlement-date basis. In the Capital Management section on pages 63–70, of this Form 10-Q, and where otherwise specified, repurchases under the common equity repurchase program are presented on a trade-date basis because the trade-date is used to calculate the Firm’s regulatory capital.
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

Warehouse loans: Consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets.
Washington Mutual transaction: On September 25, 2008, JPMorgan Chase acquired certain of the assets of the banking operations of Washington Mutual Bank (“Washington Mutual”) from the FDIC.

LINE OF BUSINESS METRICS
CONSUMER & COMMUNITY BANKING (“CCB”)
Active online customers - Users of all internet browsers and mobile platforms who have logged in within the past 90 days.
Active mobile customers - Users of all mobile platforms, which include: SMS, mobile smartphone and tablet, who have logged in within the past 90 days.
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
Chase Liquid® cards - Refers to a prepaid, reloadable card product.
Households - A household is a collection of individuals or entities aggregated together by name, address, tax identifier and phone. CBB households are households that have a personal or business deposit, personal investment or business credit relationship with Chase. Reported on a one-month lag.

Mortgage Banking
Mortgage Production and Mortgage Servicing revenue comprises the following:
Net production revenue includes net gains or losses on originations and sales of mortgage loans, other production-related fees and losses related to the repurchase of previously-sold loans.
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
Card, Merchant Services & Auto (“Card”)
Description of selected business metrics within Card, Merchant Services & Auto:
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
Credit Adjustments & Other primarily credit portfolio credit valuation adjustments (“CVA”), funding valuation adjustments (“FVA”) (effective fourth quarter 2013) and debit valuation adjustments (“DVA”) on OTC derivatives and structured notes, and nonperforming derivative receivable results. Results are presented net of associated hedging activities.

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
COMMERCIAL BANKING (“CB”)
CB Client Segments:
Middle Market Banking covers corporate, municipal and nonprofit clients, with annual revenue generally ranging between $20 million and $500 million.
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
Multi-asset - Any fund or account that allocates assets under management to more than one asset class.
Alternative assets - The following types of assets constitute alternative investments - hedge funds, currency, real estate, private equity and other investment funds designed to focus on nontraditional strategies.
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
Pretax margin: Represents income before income tax expense divided by total net revenue, which is, in management’s view, a comprehensive measure of pretax performance derived by measuring earnings after all costs are taken into consideration. It is one basis upon which management evaluates the performance of AM against the performance of their respective competitors.
Item 3    Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of Management’s discussion and analysis on pages 57–60 of this Form 10-Q and pages 142–148 of JPMorgan Chase’s 2013 Annual Report.

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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal controls in the future. For further information, see “Management’s report on internal control over financial reporting” on page 182 of JPMorgan Chase’s 2013 Annual Report. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Part II Other Information
Item 1    Legal Proceedings
For information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in the Firm’s 2013 Annual Report on Form 10-K, see the discussion of the Firm’s material litigation in Note 23 on pages 159–165 of this Form 10-Q.
Item 1A    Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors on pages 9–18 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2013; and Forward-Looking Statements on page 79 of this Form 10-Q.
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2014, shares of common stock of JPMorgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, as follows: (i) on January 13, 2014, 39,848 shares were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors; and (ii) on January 27, 2014, 17,518 shares were issued to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan.
Repurchases under the common equity repurchase program
On March 13, 2012, the Board of Directors authorized a $15.0 billion common equity (i.e., common stock and warrants) repurchase program. The amount of equity that may be repurchased by the Firm is also subject to the amount that is set forth in the Firm’s annual capital plan submitted to the Federal Reserve as part of the CCAR process. In conjunction with the Federal Reserve’s release of its 2014 CCAR results, the Firm’s Board of Directors has authorized the Firm to repurchase $6.5 billion of common equity between April 1, 2014, and March 31, 2015. This authorization includes shares repurchased to offset issuances under the Firm’s equity-based compensation plans.

The following table sets forth the Firm’s repurchases of common equity for the three months ended March 31, 2014 and 2013, on a trade-date basis. As of March 31, 2014, $8.2 billion (on a trade-date basis) of authorized repurchase capacity remained under the $15.0 billion repurchase program. There were no warrants repurchased during the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
(in millions)	2014	2013
Total shares of common stock repurchased	7	54
Aggregate common stock repurchases	$400	$2,600
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

Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during the three months ended March 31, 2014, were as follows.

Three months ended March 31, 2014	Total shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate repurchases of common equity (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(b)
January	1,772,650	$56.96	$101	$8,543
February	2,611,105	56.66	148	8,395
March	2,349,739	58.29	137	8,258
First quarter	6,733,494	$57.31	$386	$8,258

(a)	Excludes commissions cost.

(b)	The amount authorized by the Board of Directors excludes commissions cost.

Repurchases under the stock-based incentive plans
Participants in the Firm’s stock-based incentive plans may have shares of common stock withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s repurchase program. Shares repurchased pursuant to these plans during the three months ended March 31, 2014, were as follows.

Three months ended March 31, 2014	Total shares of common stock repurchased	Average price paid per share of common stock
January	—	$—
February	1,245	57.99
March	—	—
First quarter	1,245	$57.99

Item 3    Defaults Upon Senior Securities
None.
Item 4    Mine Safety Disclosure
Not applicable.
Item 5    Other Information
None.

Item 6    Exhibits

10.1	Long-Term Incentive Plan Terms & Conditions for restricted stock units for Operating Committee members, dated as of January 22, 2014.(a)(b)
15	Letter re: Unaudited Interim Financial Information(b)
31.1	Certification(b)
31.2	Certification(b)
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(c)
101.INS XBRL	Instance Document(b)(d)
101.SCH XBRL	Taxonomy Extension Schema Document(b)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document(b)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document(b)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document(b)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document(b)

(a)	This exhibit is a management contract or compensatory plan or arrangement.

(b)	Filed herewith.

(c)
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(d)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three months ended March 31, 2014 and 2013, (ii) the Consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2014 and 2013, (iii) the Consolidated balance sheets (unaudited) as of March 31, 2014, and December 31, 2013, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three months ended March 31, 2014 and 2013, (v) the Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Mark W. O’Donovan
Mark W. O’Donovan
Managing Director and Corporate Controller
(Principal Accounting Officer)

Date:	May 2, 2014

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Long-Term Incentive Plan Terms & Conditions for restricted stock units for Operating Committee members, dated as of January 22, 2014

15	Letter re: Unaudited Interim Financial Information

31.1	Certification

31.2	Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.