Form 10-Q
period 2014-06-30
JPMORGAN CHASE & CO
filed 2014-08-04
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended	Commission file
June 30, 2014	number 1-5805

JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

Number of shares of common stock outstanding as of June 30, 2014: 3,761,280,910

FORM 10-Q
TABLE OF CONTENTS

Part I - Financial information		Page
Item 1	Consolidated Financial Statements – JPMorgan Chase & Co.:
	Consolidated statements of income (unaudited) for the three and six months ended June 30, 2014 and 2013	90
	Consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2014 and 2013	91
	Consolidated balance sheets (unaudited) at June 30, 2014, and December 31, 2013	92
	Consolidated statements of changes in stockholders’ equity (unaudited) for the six months ended June 30, 2014 and 2013	93
	Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2014 and 2013	94
	Notes to Consolidated Financial Statements (unaudited)	95
	Report of Independent Registered Public Accounting Firm	183
	Consolidated Average Balance Sheets, Interest and Rates (unaudited) for the three and six months ended June 30, 2014 and 2013	184
	Glossary of Terms and Line of Business Metrics	186
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
	Consolidated Financial Highlights	3
	Introduction	4
	Executive Overview	6
	Consolidated Results of Operations	10
	Consolidated Balance Sheet Analysis	13
	Off-Balance Sheet Arrangements	15
	Consolidated Cash Flows Analysis	16
	Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures	17
	Business Segment Results	19
	Enterprise-Wide Risk Management	50
	Credit Risk Management	51
	Market Risk Management	69
	Country Risk Management	72
	Operational Risk Management	73
	Capital Management	74
	Liquidity Risk Management	81
	Supervision and Regulation	85
	Critical Accounting Estimates Used by the Firm	86
	Accounting and Reporting Developments	88
	Forward-Looking Statements	89
Item 3	Quantitative and Qualitative Disclosures About Market Risk	191
Item 4	Controls and Procedures	191
Part II - Other information
Item 1	Legal Proceedings	192
Item 1A	Risk Factors	192
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	192
Item 3	Defaults Upon Senior Securities	193
Item 4	Mine Safety Disclosure	193
Item 5	Other Information	193
Item 6	Exhibits	193

JPMorgan Chase & Co.
Consolidated financial highlights

(unaudited) As of or for the period ended,						Six months ended June 30,
(in millions, except per share, ratio, headcount data and where otherwise noted)	2Q14	1Q14	4Q13	3Q13	2Q13	2014	2013
Selected income statement data
Total net revenue	$24,454	$22,993	$23,156	$23,117	$25,211	$47,447	$50,333
Total noninterest expense	15,431	14,636	15,552	23,626	15,866	30,067	31,289
Pre-provision profit/(loss)	9,023	8,357	7,604	(509)	9,345	17,380	19,044
Provision for credit losses	692	850	104	(543)	47	1,542	664
Income before income tax expense	8,331	7,507	7,500	34	9,298	15,838	18,380
Income tax expense	2,346	2,233	2,222	414	2,802	4,579	5,355
Net income/(loss)	$5,985	$5,274	$5,278	$(380)	$6,496	$11,259	$13,025
Per common share data
Net income/(loss) per share: Basic	$1.47	$1.29	$1.31	$(0.17)	$1.61	$2.77	$3.22
Diluted	1.46	1.28	1.30	(0.17)	1.60	2.74	3.19
Cash dividends declared per share	0.40	0.38	0.38	0.38	0.38	0.78	0.68
Book value per share	55.53	54.05	53.25	52.01	52.48	55.53	52.48
Tangible book value per share (“TBVPS”)(a)	43.17	41.73	40.81	39.51	39.97	43.17	39.97
Common shares outstanding
Average: Basic	3,780.6	3,787.2	3,762.1	3,767.0	3,782.4	3,783.9	3,800.3
Diluted	3,812.5	3,823.6	3,797.1	3,767.0	3,814.3	3,818.1	3,830.6
Common shares at period-end	3,761.3	3,784.7	3,756.1	3,759.2	3,769.0	3,761.3	3,769.0
Share price(b)
High	$61.29	$61.48	$58.55	$56.93	$55.90	$61.48	$55.90
Low	52.97	54.20	50.25	50.06	46.05	52.97	44.20
Close	57.62	60.71	58.48	51.69	52.79	57.62	52.79
Market capitalization	216,725	229,700	219,657	194,312	198,966	216,725	198,966
Selected ratios and metrics
Return on common equity (“ROE”)	11%	10%	10%	(1)%	13%	11%	13%
Return on tangible common equity (“ROTCE”)(a)	14	13	14	(2)	17	14	17
Return on assets (“ROA”)	0.99	0.89	0.87	(0.06)	1.09	0.94	1.11
Overhead ratio	63	64	67	102	63	63	62
Loans-to-deposits ratio	57	57	57	57	60	57	60
High quality liquid assets (“HQLA”) (in billions)(c)	$576	$538	$522	$538	$454	$576	$454
Common equity tier 1 (“CET1”) capital ratio(d)	9.8%	10.9%	10.7%	10.5%	10.4%	9.8%	10.4%
Tier 1 capital ratio(d)	11.1	12.1	11.9	11.7	11.6	11.1	11.6
Total capital ratio(d)	12.5	14.5	14.4	14.3	14.1	12.5	14.1
Tier 1 leverage ratio(d)	7.6	7.4	7.1	6.9	7.0	7.6	7.0
Selected balance sheet data (period-end)
Trading assets	$392,543	$375,204	$374,664	$383,348	$401,470	$392,543	$401,470
Securities(e)	361,918	351,850	354,003	356,556	354,725	361,918	354,725
Loans	746,983	730,971	738,418	728,679	725,586	746,983	725,586
Total assets	2,520,336	2,476,986	2,415,689	2,463,309	2,439,494	2,520,336	2,439,494
Deposits	1,319,751	1,282,705	1,287,765	1,281,102	1,202,950	1,319,751	1,202,950
Long-term debt(f)	269,929	274,512	267,889	263,372	266,212	269,929	266,212
Common stockholders’ equity	208,851	204,572	200,020	195,512	197,781	208,851	197,781
Total stockholders’ equity	227,314	219,655	211,178	206,670	209,239	227,314	209,239
Headcount	245,192	246,994	251,196	255,041	254,063	245,192	254,063
Credit quality metrics
Allowance for credit losses	$15,974	$16,485	$16,969	$18,248	$20,137	$15,974	$20,137
Allowance for loan losses to total retained loans	2.08%	2.20%	2.25%	2.43%	2.69%	2.08%	2.69%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(g)	1.69	1.75	1.80	1.89	2.06	1.69	2.06
Nonperforming assets	$9,017	$9,473	$9,706	$10,380	$11,041	$9,017	$11,041
Net charge-offs	1,158	1,269	1,328	1,346	1,403	2,427	3,128
Net charge-off rate	0.64%	0.71%	0.73%	0.74%	0.78%	0.68%	0.88%

(a)
TBVPS and ROTCE are non-GAAP financial measures. TBVPS represents the Firm’s tangible common equity divided by period-end common shares. ROTCE measures the Firm’s annualized earnings as a percentage of tangible common equity. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 17–18.

(b)
Share price shown for JPMorgan Chase’s common stock is from the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.

(c)	HQLA is the estimated amount of assets that qualify for inclusion in the Basel III liquidity coverage ratio; see HQLA on page 84.

(d)
Basel III Transitional rules became effective on January 1, 2014; all prior period data is based on Basel I rules. As of June 30, 2014, the ratios presented are calculated under the Basel III Advanced Transitional Approach. CET1 capital under Basel III replaced Tier 1 common capital under Basel I. Prior to Basel III becoming effective on January 1, 2014, Tier 1 common capital under Basel I was a non-GAAP financial measure. See Regulatory capital on pages 74–78 for additional information on Basel III and non-GAAP financial measures of regulatory capital.

(e)
Included held-to-maturity (“HTM”) securities of $47.8 billion, $47.3 billion, $24.0 billion and $4.5 billion at June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively. Held-to-maturity balance at June 30, 2013 was not material.

(f)
Included unsecured long-term debt of $205.6 billion, $206.1 billion, $199.4 billion, $199.2 billion and $199.1 billion at June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013 and June 30, 2013, respectively.

(g)	Excludes the impact of residential real estate purchased credit-impaired (“PCI”) loans. For further discussion, see Allowance for credit losses on pages 66–68.

INTRODUCTION
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”). See the Glossary of terms on pages 186–189 for definitions of terms used throughout this Form 10-Q.
This Form 10-Q should be read in conjunction with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission (“2013 Annual Report” or “2013 Form 10-K”), to which reference is hereby made.
The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements on page 89 of this Form 10-Q and Part I, Item 1A, Risk Factors, on pages 9–18 of JPMorgan Chase’s 2013 Annual Report.
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm had $2.5 trillion in assets and $227.3 billion in stockholders’ equity as of June 30, 2014. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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
Asset Management
Asset Management (“AM”), with client assets of $2.5 trillion as of June 30, 2014, is a global leader in investment and wealth management. AM clients include institutions, high-net-worth individuals and retail investors in every major market throughout the world. AM offers investment management across all major asset classes including equities, fixed income, alternatives and money market funds. AM also offers multi-asset investment management, providing solutions to a broad range of clients’ investment needs. For individual investors, AM also provides retirement products and services, brokerage and banking services including trusts and estates, loans, mortgages and deposits. The majority of AM’s client assets are in actively managed portfolios.

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

Financial performance of JPMorgan Chase
	Three months ended June 30,			Six months ended June 30,
(in millions, except per share data and ratios)	2014	2013	Change	2014	2013	Change
Selected income statement data
Total net revenue	$24,454	$25,211	(3)%	$47,447	$50,333	(6)%
Total noninterest expense	15,431	15,866	(3)	30,067	31,289	(4)
Pre-provision profit	9,023	9,345	(3)	17,380	19,044	(9)
Provision for credit losses	692	47	NM	1,542	664	132
Net income	5,985	6,496	(8)	11,259	13,025	(14)
Diluted earnings per share	$1.46	1.60	(9)	2.74	3.19	(14)%
Return on common equity	11%	13%		11%	13%
Capital ratios(a)
CET1	9.8	10.4		9.8	10.4
Tier 1 capital	11.1	11.6		11.1	11.6

(a)
Basel III Transitional rules became effective on January 1, 2014; all prior period data is based on Basel I rules. As of June 30, 2014, the ratios presented are calculated under the Basel III Advanced Transitional Approach. CET1 capital under Basel III replaced Tier 1 common capital under Basel I. Prior to Basel III becoming effective on January 1, 2014, Tier 1 common capital under Basel I was a non-GAAP financial measure. See Regulatory capital on pages 74–78 for additional information on Basel III and non-GAAP financial measures of regulatory capital.

Business Overview
JPMorgan Chase reported second-quarter 2014 net income of $6.0 billion, or $1.46 per share, on net revenue of $24.5 billion. Net income decreased by $511 million, compared with net income of $6.5 billion, or $1.60 per share, in the second quarter of 2013. Return on equity for the quarter was 11%, compared with 13% for the prior-year quarter.
The Firm’s results reflected strong underlying performance, notwithstanding industry-wide headwinds in Markets and Mortgage.
The decrease in net income from the second quarter of 2013 was driven by higher provision for credit losses and lower net revenue, partially offset by lower noninterest expense. Net revenue was $24.5 billion, down 3% compared with the prior year. Noninterest revenue was $13.7 billion, down 6% compared with the prior year, primarily driven by a decrease in principal transactions and lower mortgage fees and related income, partially offset by an increase in other income. Net interest income was $10.8 billion, up 1% compared with the prior year, reflecting the impact of higher yields on securities, lower yields on long-term debt and deposits, and higher average loan balances, largely offset by lower yields on loans and lower average interest-earning trading asset balances.
The provision for credit losses for the three and six months ended June 30, 2014 increased from the prior year, reflecting an increase in the consumer provision for credit losses, partially offset by a decline in the wholesale provision for credit losses. The increase in the consumer provision for credit losses was the result of a lower benefit from reductions in the consumer allowance for loan losses, partially offset by lower net charge-offs. The current-quarter consumer allowance release was primarily due to the continued improvement in home prices and delinquencies in the residential real estate portfolio. The current-quarter consumer provision reflected a $354 million reduction in the allowance for credit losses, compared to a $1.5 billion reduction in the prior year. Consumer net charge-offs were $1.2 billion, compared with $1.5 billion in the prior year, resulting in net charge-off rates, excluding PCI loans, of 1.34% and 1.66%, respectively. The wholesale provision reflected a generally favorable credit environment and stable credit quality trends. The wholesale provision for credit losses was a benefit of $156 million, compared to a provision of $76 million in the prior year. Wholesale net recoveries were $44 million, compared with net recoveries of $67 million in the prior year, resulting in net recovery rate of 0.06% and 0.09%, respectively. The Firm’s allowance for loan losses to period-end loans retained, excluding PCI loans, was 1.69%, compared with 2.06% in the prior year. The Firm’s nonperforming assets totaled $9.0 billion, down from the prior quarter and prior year levels of $9.5 billion and $11.0 billion, respectively.
Noninterest expense was $15.4 billion, down $435 million, or 3%, compared with the prior year, driven by lower expense in mortgage production and servicing and lower performance-related compensation in the Corporate & Investment Bank, predominantly offset by higher control costs.
CBB average deposits were up 9% and Business Banking loan originations, a record, were up 46%. Client investment assets were a record $205.2 billion, up 19%, and credit card sales volume was $118.0 billion, up 12% from the prior year. CIB maintained its #1 ranking for Global Investment Banking fees, and assets under custody were up 14% compared with the prior year. CB period-end loan balances were up 9%, and gross investment banking revenue with CB clients was up 25%. AM reported positive net long-term product flows for the twenty-first consecutive quarter, total client assets of $2.5 trillion and record period-end loan balances of $100.9 billion.
The Firm maintained its fortress balance sheet, ending the second quarter with estimated Basel III Advanced Fully Phased-in CET1 capital of $161 billion and a CET1 capital ratio of 9.8%. (Basel III Advanced Fully Phased-In measures are non-GAAP financial measures which the Firm uses, along with the other capital measures, to assess and monitor its capital position. For further discussion of the CET1 capital ratios, see Regulatory capital on pages 74–78.) The Firm’s supplementary leverage ratio (“SLR”) was 5.4% and the Firm had $576 billion of high quality liquid assets (“HQLA”) as of June 30, 2014.
JPMorgan Chase continued to support clients, consumers, companies and communities around the globe. The Firm provided credit and raised capital of over $1.0 trillion for commercial and consumer clients during the six months ended June 30, 2014. This included $10 billion of credit provided for U.S. small businesses and $296 billion of credit provided for corporations. The Firm raised more than $611 billion of capital for clients. In addition, more than $33 billion of credit was provided to, and capital was raised for, nonprofit and government entities, including states, municipalities, hospitals and universities.
Consumer & Community Banking net income was $2.4 billion, a decrease of $646 million, or 21%, compared with the prior year, due to higher provision for credit losses and lower net revenue, partially offset by lower noninterest expense. Net revenue was $11.4 billion, a decrease of $584 million, or 5%, compared with the prior year. Net interest income was $7.0 billion, down $131 million, or 2%, driven by spread compression and lower mortgage warehouse balances, largely offset by higher deposit balances. Noninterest revenue was $4.5 billion, a decrease of $453 million, or 9%, driven by lower mortgage fees and related income. The provision for credit losses was $852 million, compared with a benefit of $19 million in the prior year. The current-quarter provision reflected a $357 million reduction in the allowance for loan losses and total net charge-offs of $1.2 billion. The prior-year provision reflected a $1.5 billion reduction in the allowance for loan losses and total net charge-offs of $1.5 billion. Noninterest expense was $6.5 billion, a decrease of $408 million, or 6%, from the prior year, driven by lower Mortgage Banking expense, partially offset by higher Credit Card expense. Return on equity for the second quarter of 2014 was 19% on $51.0 billion of average allocated capital.
Corporate & Investment Bank net income was $2.0 billion, down 31% compared with $2.8 billion in the prior year, reflecting lower revenue, as well as higher noninterest expense. Net revenue was $9.0 billion compared with $9.9 billion in the prior year. Excluding the impact of a debit valuation adjustment (“DVA”) gain of $355 million in the prior year, net revenue was down 6% from $9.5 billion in the prior year, and net income was down 25% from $2.6 billion in the prior year. Noninterest expense was $6.1 billion, up 6% from the prior year, driven by higher noncompensation expense, partially offset by lower performance-based compensation. Return on equity for the second quarter of 2014 was 13% on $61.0 billion of average allocated capital.
Commercial Banking net income was $658 million, up 6% compared with the prior year, reflecting a lower provision for credit losses, partially offset by higher noninterest expense and lower net revenue. Net revenue was $1.7 billion, a decrease of $27 million, or 2%, compared with the prior year. Net interest income was $1.1 billion, a decrease of $53 million, or 5%, compared with the prior year, reflecting spread compression and lower purchase discounts recognized on loan repayments, partially offset by higher loan balances. Noninterest revenue was $577 million, an increase of $26 million, or 5%, compared with the prior year, driven by higher investment banking revenue. Noninterest expense was $675 million, up 4% compared with the prior year, largely reflecting higher investments in controls. Return on equity for the second quarter of 2014 was 19% on $14.0 billion of average allocated capital.
Asset Management net income was $552 million, an increase of $52 million, or 10%, from the prior year, reflecting higher net revenue, largely offset by higher noninterest expense. Net revenue was $3.0 billion, an increase of $231 million, or 8%, from the prior year. Noninterest revenue was $2.4 billion, up $224 million, or 10%, from the prior year, due to net client inflows and the effect of higher market levels. Net interest income was $576 million, up $7 million, or 1% from the prior year, due to higher loan and deposit balances, largely offset by spread compression. Noninterest expense was $2.1 billion, an increase of $170 million, or 9%, from the prior year, primarily due to continued investment in controls and growth. Return on equity was 25% on $9.0 billion of average allocated capital and pretax margin was 30% for the second quarter of 2014.
Corporate/Private Equity net income was $369 million, compared with a net loss of $552 million in the prior year.
Private Equity reported net income of $7 million, compared with net income of $212 million in the prior year. Net revenue was $36 million, compared with $410 million in the prior year, primarily due to lower net valuation gains on privately held investments.
Treasury and CIO reported a net loss of $46 million, compared with a net loss of $429 million in the prior year. Net revenue was $87 million, compared with a loss of $648 million in the prior year. Current-quarter net interest income was a loss of $10 million, compared with a loss of $558 million in the prior year, reflecting the benefit of higher interest rates and reinvestment opportunities.
Other Corporate reported net income of $408 million, compared with a net loss of $335 million in the prior year. The current quarter included $227 million of legal expense, compared with $604 million of legal expense in the prior year. The current quarter included an after-tax benefit of over $200 million for tax adjustments.

2014 Business outlook
JPMorgan Chase’s outlook for the third quarter and remainder of 2014 should be viewed against the backdrop of the global and U.S. economies, including the strength of consumers and businesses, U.S. housing prices, the unemployment rate, implied market interest rates, financial market levels and activity, the geopolitical environment, the competitive environment, client activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these linked factors will affect the performance of the Firm and its lines of business, although each of these factors will affect each of the lines of business to a different degree.
Set forth below is a table summarizing management’s current expectations with respect to certain specific revenue, expense and credit items, as well as the related drivers, for the third quarter and the remainder of 2014.

These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, are made only as of the date hereof, and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 89 of this Form 10-Q and Risk Factors on pages 9-18 of JPMorgan Chase’s 2013 Annual Report. There is no assurance that actual results for the third quarter or full year of 2014 will be in line with the outlook set forth below, and the Firm does not undertake to update any of these forward-looking statements to reflect the impact of circumstances or events that arise after the date hereof.

Selected outlook items
(in millions, except ratios and where otherwise noted)
LOB	Line item	2Q14	FY13	Current management outlook
Firmwide	Adjusted expense ($ in billions)(a)	$14.8	$59.0	Expect $58 billion +/- adjusted expense for FY14; final Firmwide expense will be affected by performance-related compensation for FY14
	CCB, excluding MB, expense	$5,150	$20,240	Expect CCB, excluding MB, expense to increase by approximately 1% for FY14 vs. FY13, in-line with previous guidance
	CB expense	$675	$2,610	Expect expense of a little less than $700 million for 3Q14
	AM expense	$2,062	$8,016	Expect AM expense to increase modestly in 3Q14 vs. 2Q14
CCB	Production-related pretax income, excluding repurchase (losses)/benefits	$(74)	$494	Expect small negative Production pretax income in 3Q14 – market dependent
CCB	Servicing-related net revenue(b)	$693	$2,869	Expect Servicing revenue to be $600 million +/- in 3Q14
CCB	Reduction in NCI Real Estate Portfolios allowance for loan losses	$—	$(2,300)	Expect a $500 million to $1 billion reduction in the allowance over the next couple of years, as the credit quality of the portfolio continues to improve
CCB	Card revenue rate	12.15%	12.49%	Expect net revenue rate to be at the lower end of the 12.0-12.5% guidance – with fluctuations by quarter due to seasonality
CCB	Reduction in Card allowance for loan losses	$—	$(1,706)	Do not expect any significant reductions in the Card allowance for loan losses based on the current credit environment
CIB	Fixed Income & Equities revenue (Markets revenue)	$4,647	$20,226	Expect current environment to persist into 3Q14 with normal seasonal trends
CIB	Securities Services revenue	$1,137	$4,082	Expect Securities Services revenue to decrease by approximately $100 million in 3Q14 vs. 2Q14 due to seasonality
CIB	Treasury Services (TS) revenue	$1,012	$4,135	Expect TS revenue to be flat vs. 2Q14, at approximately $1 billion in 3Q14 – primarily due to the impact of business simplification and lower trade finance balances and spreads
AM	Pretax margin	30%	29%
Expect FY14 pretax margin and ROE to be lower than 2Q14 – as the business continues to invest in both infrastructure and controls –
as well as select front office hiring – but on track to deliver through-the-cycle targets for FY15

AM	Return on equity	25%	23%

(a)
Firmwide adjusted expense, a non-GAAP financial measure, excludes total Firmwide legal expenses and foreclosure-related matters. Management believes this information helps investors understand the effect of these items on reported results and provides an alternate presentation of the Firm’s performance.

(b)	This line item is net of changes in the MSR asset fair value due to collection/realization of expected cash flows; plus net interest income.
Note: The table above includes abbreviations to denote the following: for the years ended December 31, 2015 (“FY15”), 2014 (“FY14”) and 2013 (“FY13”), respectively; for the three months ended September 30, 2014 (“3Q14”), June 30, 2014 (“2Q14”) and June 30, 2013 (“2Q13”), respectively; line of business (“LOB”); and Non credit-impaired (“NCI”).

Business events
Regulatory Update
Effective April 1, 2014, the Firm was approved to calculate capital under the Basel III Advanced Approach, in addition to the Basel III Standardized Approach. For further information on Basel III, refer to Capital management on pages 74–80.
CEO Health Disclosure
On July 1, 2014, Jamie Dimon, Chairman and Chief Executive Officer, announced he had been diagnosed with throat cancer. The prognosis is excellent and his condition is curable. Treatment should take approximately eight weeks. During this time, Mr. Dimon intends to continue to be actively involved in the business and the Firm as usual.
For Business events during the six months ended June 30, 2014, see Note 2.

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2014 and 2013. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 86–88 of this Form 10-Q and pages 174–178 of JPMorgan Chase’s 2013 Annual Report.

Revenue
	Three months ended June 30,			Six months ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change
Investment banking fees	$1,751	$1,717	2%	$3,171	$3,162	—
Principal transactions	2,908	3,760	(23)	6,230	7,521	(17)
Lending- and deposit-related fees	1,463	1,489	(2)	2,868	2,957	(3)
Asset management, administration and commissions	4,007	3,865	4	7,843	7,464	5
Securities gains	12	124	(90)	42	633	(93)
Mortgage fees and related income	1,291	1,823	(29)	1,805	3,275	(45)
Card income	1,549	1,503	3	2,957	2,922	1
Other income(a)	675	226	199	1,066	762	40
Noninterest revenue	13,656	14,507	(6)	25,982	28,696	(9)
Net interest income	10,798	10,704	1	21,465	21,637	(1)
Total net revenue	$24,454	$25,211	(3)%	$47,447	$50,333	(6)%

(a)
Included operating lease income of $422 million and $363 million for the three months ended June 30, 2014 and 2013, respectively, and $820 million and $712 million for the six months ended June 30, 2014 and 2013, respectively.

Total net revenue for the three months ended June 30, 2014, decreased by $757 million compared with the three months ended June 30, 2013. The decrease was predominantly due to lower principal transactions revenue and lower mortgage fees and related income, partially offset by higher other income. For the six months ended June 30, 2014, total net revenue decreased by $2.9 billion from the same period of the prior year. The decrease was predominantly due to lower mortgage fees and related income, principal transactions revenue, and securities gains, partially offset by higher asset management, administration and commissions income.
Investment banking fees for the three and six months ended June 30, 2014, increased slightly compared with the prior year, due to higher advisory and equity underwriting fees, largely offset by lower debt underwriting fees. The increase in advisory fees was related to stronger wallet share of completed transactions. The increase in equity underwriting fees was driven by stronger industry-wide issuance. The decrease in debt underwriting fees was primarily related to lower loan syndication fees on lower industry-wide wallet levels. For additional information on investment banking fees, see CIB segment results on pages 34–39 and Note 6.
Principal transactions revenue decreased compared with the stronger results of the three and six months ended June 30, 2013, reflecting, in CIB, lower fixed income markets revenue on historically low levels of volatility and lower client activity across products, as well as lower equity markets revenue on lower derivatives revenue. Private equity gains in the three months ended June 30, 2014 decreased from the prior year as a result of lower net valuation gains on privately held investments. For the six months ended June 30, 2014, private equity gains increased due to higher net valuation gains on publicly held investments and gains on sales. For additional information on principal transactions revenue, see CIB and Corporate/Private Equity segment results on pages 34–39 and pages 47–49, respectively, and Note 6.
Asset management, administration and commissions revenue increased compared with the three and six months ended June 30, 2013, reflecting higher net client inflows and the effect of higher market levels in AM and CCB. The increase was offset partially by lower revenue in CCB related to the exit of a non-core product in the second half of 2013. For additional information on these fees and commissions, see the segment discussions for CCB on pages 20–33, AM on pages 43–46, and Note 6.
Securities gains in the three and six months ended June 30, 2014, decreased compared with the prior periods, reflecting the repositioning of the investment securities portfolio. For additional information, see the Corporate/Private Equity segment discussion on pages 47–49, and Note 11.
Mortgage fees and related income in the three and six months ended June 30, 2014, decreased compared with the prior periods. For both periods, the decrease was predominantly related to lower net production revenue, driven by lower volumes. The decrease from the three months of the prior year was offset partially by higher mortgage servicing rights (“MSR”) risk management results, driven by approximately $220 million of positive model assumption updates on slower prepayments, compared with $79 million in the prior year. MSR risk management results for the six months ended June 30, 2014, were flat compared with the prior year. For additional information, see pages 28–30, and Note 16.

Other income increased in the three and six months ended June 30, 2014 compared with the prior year, reflecting a benefit from a franchise tax settlement, the absence of a modest loss on the redemption of trust preferred securities recorded in the second quarter of 2013, and higher auto operating lease income in CCB, resulting from growth in lease volume. The increase in the six months ended June 30, 2014, was partially offset by lower valuations of seed capital investments in AM.
Net interest income increased in the three months ended June 30, 2014, compared with the prior year; for the six months ended June 30, 2014, net interest income decreased compared with the prior year. The increase from the three months ended June 30, 2013, primarily reflected the impact of higher yields on securities, lower yields on long-term debt and deposits, and higher average loan balances, largely offset by lower yields on loans (due to the run-off of higher-yielding loans and new originations of lower-yielding loans), and lower average interest-earning trading asset balances. The decrease from the six months ended June 30, 2013, primarily reflected the impact of lower yields on loans (due to the run-off of higher yielding loans and new originations of lower yielding loans), and lower average interest-earning trading asset balances, largely offset by higher yields on securities and lower yields on long-term debt and deposits. The Firm’s average interest-earning assets were $2.0 trillion for the three months ended June 30, 2014, and the net interest yield on those assets, on a fully taxable-equivalent (“FTE”) basis, was 2.19%, a decrease of 1 basis point from the prior year. For the six months ended June 30, 2014, the Firm’s average interest-earning assets were $2.0 trillion, and the net interest yield on those assets, on a FTE basis, was 2.20%, a decrease of 8 basis points from the prior year.

Provision for credit losses
	Three months ended June 30,			Six months ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change
Consumer, excluding credit card	$(37)	$(493)	92%	$82	$(530)	NM
Credit card	885	464	91	1,573	1,046	50%
Total consumer	848	(29)	NM	1,655	516	221
Wholesale	(156)	76	NM	(113)	148	NM
Total provision for credit losses	$692	$47	NM	$1,542	$664	132%
The provision for credit losses for the three and six months ended June 30, 2014 increased from the prior year, reflecting an increase in the consumer provision for credit losses, partially offset by a decline in the wholesale provision for credit losses. The increase in the consumer provision for credit losses was the result of a lower benefit from reductions in the consumer allowance for loan losses, partially offset by lower net charge-offs. The consumer allowance release was primarily due to the continued

improvement in home prices and delinquencies in the residential real estate portfolio. The wholesale provision reflected a generally favorable credit environment and stable credit quality trends. For a more detailed discussion of the credit portfolio and the allowance for credit losses, see the segment discussions for CCB on pages 20–33, CIB on pages 34–39 and CB on pages 40–42, and the Allowance for credit losses section on pages 66–68.

Noninterest expense
	Three months ended June 30,			Six months ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change
Compensation expense	$7,610	$8,019	(5)%	$15,469	$16,433	(6)%
Noncompensation expense:
Occupancy	973	904	8	1,925	1,805	7
Technology, communications and equipment	1,433	1,361	5	2,844	2,693	6
Professional and outside services	1,932	1,901	2	3,718	3,635	2
Marketing	650	578	12	1,214	1,167	4
Other expense(a)(b)	2,701	2,951	(8)	4,634	5,252	(12)
Amortization of intangibles	132	152	(13)	263	304	(13)
Total noncompensation expense	7,821	7,847	—	14,598	14,856	(2)
Total noninterest expense	$15,431	$15,866	(3)%	$30,067	$31,289	(4)%

(a)
Included firmwide legal expense of $669 million and $678 million for the three months ended June 30, 2014 and 2013, respectively, and $707 million and $1.0 billion for the six months ended June 30, 2014 and 2013, respectively.

(b)
Included FDIC-related expense of $266 million and $392 million for the three months ended June 30, 2014 and 2013, respectively, and $559 million and $771 million for the six months ended June 30, 2014 and 2013, respectively.

Total noninterest expense for the three months ended June 30, 2014, decreased by $435 million compared with the prior year. For the six months ended June 30, 2014, total noninterest expense decreased by $1.2 billion from the prior year. For both periods, the decrease was driven by lower compensation and other expense.
Compensation expense decreased compared with the three and six months ended June 30, 2013, predominantly driven by lower performance-based compensation expense in CIB, lower headcount-related expense in MB, and lower postretirement benefit costs. The decrease in compensation expense was partially offset by higher headcount related to the Firm’s investments in controls.

Noncompensation expense in the three and six months ended June 30, 2014, decreased compared with the prior year. The decrease from the three months of the prior year was largely due to lower other expense, in particular, lower FDIC-related assessments, and lower production and servicing-related expense in Mortgage Banking. For the six months ended June 30, 2014, the decrease from the prior year was largely due to the aforementioned items, as well as lower legal-related expense in Corporate/Private Equity, and lower foreclosed asset expense. The decrease in both periods was offset partially by investments in controls, and the costs related to business simplification initiatives in CIB. For a further discussion of legal expense, see Note 23.

Income tax expense
(in millions, except rate)	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Income before income tax expense	$8,331	$9,298	(10)%	$15,838	$18,380	(14)%
Income tax expense	2,346	2,802	(16)	4,579	5,355	(14)
Effective tax rate	28.2%	30.1%		28.9%	29.1%
The decrease in the effective tax rate compared with the prior year was largely attributable to lower reported pre-tax income in combination with changes in the mix of income and expense items subject to U.S. federal, state and local taxes, and the impact of tax-exempt income and business tax credits. The current-year second quarter included tax benefits associated with the settlement of tax audits. In addition, for the six months ended June 30, 2014, the decrease in the effective tax rate was partially offset by the write-down of deferred tax assets as a result of tax law changes enacted in New York State and lower tax benefits associated with prior year tax adjustments and the settlement of tax audits. For additional information on income taxes, see Critical Accounting Estimates Used by the Firm on pages 86–88.

CONSOLIDATED BALANCE SHEETS ANALYSIS

Selected Consolidated Balance Sheets data
(in millions)	Jun 30, 2014	Dec 31, 2013	Change
Assets
Cash and due from banks	$27,523	$39,771	(31)%
Deposits with banks	393,909	316,051	25
Federal funds sold and securities purchased under resale agreements	248,149	248,116	—
Securities borrowed	113,967	111,465	2
Trading assets:
Debt and equity instruments	330,165	308,905	7
Derivative receivables	62,378	65,759	(5)
Securities	361,918	354,003	2
Loans	746,983	738,418	1
Allowance for loan losses	15,326	16,264	(6)
Loans, net of allowance for loan losses	731,657	722,154	1
Accrued interest and accounts receivable	77,096	65,160	18
Premises and equipment	15,216	14,891	2
Goodwill	48,110	48,081	—
Mortgage servicing rights	8,347	9,614	(13)
Other intangible assets	1,339	1,618	(17)
Other assets	100,562	110,101	(9)
Total assets	$2,520,336	$2,415,689	4
Liabilities
Deposits	$1,319,751	$1,287,765	2
Federal funds purchased and securities loaned or sold under repurchase agreements	216,561	181,163	20
Commercial paper	63,804	57,848	10
Other borrowed funds	34,713	27,994	24
Trading liabilities:
Debt and equity instruments	87,861	80,430	9
Derivative payables	50,795	57,314	(11)
Accounts payable and other liabilities	203,885	194,491	5
Beneficial interests issued by consolidated VIEs	45,723	49,617	(8)
Long-term debt	269,929	267,889	1
Total liabilities	2,293,022	2,204,511	4
Stockholders’ equity	227,314	211,178	8
Total liabilities and stockholders’ equity	$2,520,336	$2,415,689	4%
Consolidated Balance Sheets overview
JPMorgan Chase’s total assets increased by $104.6 billion, and total liabilities increased by $88.5 billion from December 31, 2013.
The following is a discussion of the significant changes in the specific line item captions on the Consolidated Balance Sheets from December 31, 2013.

Cash and due from banks and deposits with banks
The net increase was attributable to a higher level of excess funds, which the Firm placed with various central banks, predominantly Federal Reserve Banks.
Trading assets and liabilities–debt and equity instruments
The increase in trading assets was related to client-driven market-making activities in CIB, which resulted in a higher level of debt securities, and to a lesser extent, equity securities.
The increase in trading liabilities was related to client-driven market-making activities in CIB, which resulted in a higher level of short positions in debt securities. For additional information, refer to Note 3.
Trading assets and liabilities–derivative receivables and payables
The decrease in both receivables and payables was due to client-driven market-making activity in equity derivatives, and maturities of foreign exchange derivatives. For additional information, refer to Derivative contracts on pages 64–65, and Notes 3 and 5.
Securities
The increase was largely due to higher levels of U.S. mortgage-backed securities and obligations of U.S. states and municipalities, partially offset by a lower level of non-U.S. residential mortgage-backed securities. For additional information related to securities, refer to the discussion in the Corporate/Private Equity segment on pages 47–49, and Notes 3 and 11.
Loans and allowance for loan losses
The increase in loans was attributable to net originations of wholesale loans, which continued to experience a favorable credit environment and stable credit quality trend. The increase in wholesale loans was partially offset by lower consumer loans, predominantly reflecting seasonality in the credit card portfolio.
The decrease in allowance for loan losses was driven by a reduction in the consumer allowance, predominantly as a result of continued improvement in home prices and delinquency trends in the residential real estate portfolio, a reduction in the credit card asset-specific allowance due to increased granularity of impairment estimates for loans modified in troubled debt restructurings (“TDRs”), as well as run-off in the student loan portfolio. The wholesale allowance was relatively unchanged, reflecting a generally favorable credit environment and stable credit quality trend. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Risk Management on pages 51–68, and Notes 3, 4, 13 and 14.

Accrued interest and accounts receivable
The increase was due to higher receivables from security sales that did not settle, and higher client receivables, reflecting client-driven market-making activity in CIB.
Mortgage servicing rights
The decrease was predominantly due to the impact of total changes in valuation due to inputs and assumptions. For additional information on MSRs, see Note 16.
Deposits
The increase was attributable to higher consumer and wholesale deposits. The increase in consumer deposits reflected a continuing positive growth trend, which was the result of strong customer retention, maturing of recent branch builds, and net new business. The increase in wholesale deposits was related to strong client deposit inflows toward the end of June 2014. For more information on consumer deposits, refer to the CCB segment discussion on pages 20–33; the Liquidity Risk Management discussion on pages 81–85; and Notes 3 and 17. For more information on wholesale client deposits, refer to the AM, CB and CIB segment discussions on pages 43–46, pages 40–42 and pages 34–39, respectively.
Federal funds purchased and securities loaned or sold under repurchase agreements
The increase in securities sold under repurchase agreements was predominantly due to higher financing of the Firm’s trading assets-debt and equity instruments as well as investment securities portfolio, and a change in the mix of the Firm’s funding sources. For additional information on the Firm’s Liquidity Risk Management, see pages 81–85.
Accounts payable and other liabilities
The increase was attributable to higher client short positions and higher payables from security purchases that did not settle, both in CIB; and higher payables to merchants pending settlement of sales transactions in Card. The increase was partially offset by a decline in other liabilities in Corporate, largely reflecting the settlement of previously disclosed legal and regulatory matters.
Stockholders’ equity
The increase was due to net income, preferred stock issuances, and higher accumulated other comprehensive income. The increase was partially offset by the declaration of cash dividends on common and preferred stock, and repurchases of common stock. For additional information on accumulated other comprehensive income, see Note 19; for the Firm’s capital actions, see Capital actions on pages 79-80.

OFF-BALANCE SHEET ARRANGEMENTS
JPMorgan Chase is involved with several types of off–balance sheet arrangements, including through nonconsolidated special-purpose entities (“SPEs”), which are a type of variable interest entity (“VIE”), and through lending-related financial instruments (e.g., commitments and guarantees). For further discussion, see Note 21 of this Form 10-Q and Off–Balance Sheet Arrangements and Contractual Cash Obligations on pages 77–79 and Note 29 of JPMorgan Chase’s 2013 Annual Report.
Special-purpose entities
The most common type of VIE is an SPE. SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees. For further information on the types of SPEs, see Note 15 of this Form 10-Q, and Note 1 and Note 16 of JPMorgan Chase’s 2013 Annual Report.
Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, JPMorgan Chase Bank, N.A., could be required to provide funding if its short-term credit rating were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. These liquidity commitments support the issuance of asset-backed commercial paper by Firm-administered consolidated SPEs. In the event of a short-term credit rating downgrade, JPMorgan Chase Bank, N.A., absent other solutions, would be required to provide funding to the SPE, if the commercial paper could not be reissued as it matured. The aggregate amounts of commercial paper outstanding held by third parties as of June 30, 2014, and December 31, 2013, was $9.7 billion and $15.5 billion, respectively. The aggregate amounts of commercial paper outstanding could increase in future periods should clients of the Firm-administered consolidated SPEs draw down on certain unfunded lending-related commitments. These unfunded lending-related commitments were $9.2 billion at both June 30, 2014, and December 31, 2013. The Firm could facilitate the refinancing of some of the clients’ assets in order to reduce the funding obligation.

Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related financial instruments, guarantees and other commitments, and the Firm’s accounting for them, see Lending-related commitments on page 64 and Note 21 (including the table that presents the related amounts by contractual maturity as of June 30, 2014). For a discussion of loan repurchase liabilities, see Note 21.

CONSOLIDATED CASH FLOWS ANALYSIS
For a discussion of the activities affecting the Firm’s cash flows, see pages 80–81 of JPMorgan Chase’s 2013 Annual Report and Balance Sheet Analysis of this Form 10-Q.

(in millions)	Six months ended June 30,
	2014	2013
Net cash provided by/(used in)
Operating activities	$10,296	$88,484
Investing activities	(97,938)	(142,245)
Financing activities	75,436	30,108
Effect of exchange rate changes on cash	(42)	(856)
Net decrease in cash and due from banks	$(12,248)	$(24,509)
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
Cash provided by operating activities predominantly resulted from net income after noncash operating adjustments; a decrease in other assets driven by lower cash margin balances placed with exchanges and clearing houses; and higher net proceeds from loan sales activities. Cash provided during 2013 predominantly resulted from lower trading assets from client-driven market-making activities in CIB, and an increase in accounts payable and other liabilities predominantly due to higher brokerage payables; partially offset by an increase in accounts receivables due to higher brokerage receivables and margin loan balances from client-driven activities predominantly in CIB; and the timing of merchant receivables payments related to CCB’s Card Services business.

Investing activities
Cash used in investing activities during 2014 and 2013 predominantly resulted from increases in deposits with banks reflecting the placement of the Firm’s excess funds with various central banks, predominantly Federal Reserve banks; and, in 2014, net purchases of investment securities. Additionally in 2014, loans increased due to net originations of wholesale loans, which continued to experience a generally favorable credit environment and stable credit quality trends. Partially offsetting cash outflows in 2013 was a decline in securities purchased under resale agreements due to a shift in the deployment of the Firm’s excess cash by Treasury; and a decline in available-for-sale (“AFS”) securities from proceeds of net maturities and sales.
Financing activities
Cash provided by financing activities in 2014 predominantly resulted from higher consumer and wholesale deposits — the increase in consumer deposits reflected a continuing positive growth trend, which was the result of strong customer retention, maturing of recent branch builds, and net new business; an increase in securities loaned or sold under repurchase agreements due to higher financing of the Firm’s trading assets-debt and equity instruments as well as investment securities portfolio, and a change in the mix of the Firm’s funding sources; and proceeds from preferred stock issuances. Further, issuances of long-term borrowings were offset by maturities and redemptions. Cash provided in 2013 was predominantly driven by net proceeds from long-term borrowings; an increase in securities loaned or sold under repurchase agreements predominantly due to higher secured financing of the Firm’s assets and higher client financing activity; and proceeds from the issuance of preferred stock. Partially offsetting these cash inflows in 2014 and 2013 were repurchases of common stock and payments of dividends on common and preferred stock.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its Consolidated Financial Statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”); these financial statements appear on pages 90–94. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year-to-year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended June 30,
	2014			2013
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$675	$651	$1,326	$226	$582	$808
Total noninterest revenue	13,656	651	14,307	14,507	582	15,089
Net interest income	10,798	244	11,042	10,704	165	10,869
Total net revenue	24,454	895	25,349	25,211	747	25,958
Pre-provision profit/(loss)	9,023	895	9,918	9,345	747	10,092
Income before income tax expense	8,331	895	9,226	9,298	747	10,045
Income tax expense	$2,346	$895	$3,241	$2,802	$747	$3,549
Overhead ratio	63%	NM	61%	63%	NM	61%

	Six months ended June 30,
	2014			2013
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,066	$1,295	$2,361	$762	$1,146	$1,908
Total noninterest revenue	25,982	1,295	27,277	28,696	1,146	29,842
Net interest income	21,465	470	21,935	21,637	327	21,964
Total net revenue	47,447	1,765	49,212	50,333	1,473	51,806
Pre-provision profit	17,380	1,765	19,145	19,044	1,473	20,517
Income before income tax expense	15,838	1,765	17,603	18,380	1,473	19,853
Income tax expense	$4,579	$1,765	$6,344	$5,355	$1,473	$6,828
Overhead ratio	63%	NM	61%	62%	NM	60%

(a)	Predominantly recognized in CIB and CB business segments and Corporate/Private Equity.
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

Average tangible common equity
(in millions, except per share and ratio data)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Common stockholders’ equity	$206,159	$197,283	$203,989	$196,016
Less: Goodwill	48,084	48,078	48,069	48,123
Less: Certain identifiable intangible assets	1,416	2,026	1,482	2,093
Add: Deferred tax liabilities(a)	2,952	2,869	2,948	2,849
Tangible common equity	$159,611	$150,048	$157,386	$148,649

Return on tangible common equity	14%	17%	14%	17%
Tangible book value per share	$43.17	$39.97	$43.17	$39.97

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in non-taxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

Additionally, certain capital ratios disclosed by the Firm are non-GAAP measures. For additional information on these non-GAAP measures, see Regulatory capital on pages 74–78.
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

Core net interest income data(a)
	Three months ended June 30,			Six months ended June 30,
(in millions, except rates)	2014	2013	Change	2014	2013	Change
Net interest income – managed basis(b)(c)	$11,042	$10,869	2%	$21,935	$21,964	—
Less: Market-based net interest income	1,030	1,345	(23)	2,086	2,777	(25)
Core net interest income(b)	$10,012	$9,524	5	$19,849	$19,187	3

Average interest-earning assets	$2,023,945	$1,980,466	2	$2,014,846	$1,938,508	4
Less: Average market-based earning assets	502,413	512,631	(2)	504,942	510,796	(1)
Core average interest-earning assets	$1,521,532	$1,467,835	4%	$1,509,904	$1,427,712	6%
Net interest yield on interest-earning assets – managed basis	2.19%	2.20%		2.20%	2.28%
Net interest yield on market-based activities	0.82	1.05		0.83	1.10
Core net interest yield on core average interest-earning assets	2.64%	2.60%		2.65%	2.71%

(a)
Includes core lending, investing and deposit-raising activities on a managed basis across each of the business segments and Corporate/Private Equity; excludes the market-based activities within the CIB.

(b)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(c)	For a reconciliation of net interest income on a reported and managed basis, see reconciliation from the Firm’s reported U.S. GAAP results to managed basis on page 17.
Quarterly and year-to-date results
Core net interest income increased by $488 million to $10.0 billion and by $662 million to $19.8 billion for the three and six months ended June 30, 2014, respectively, compared with the prior year periods. Core average interest-earning assets increased by $53.7 billion to $1.5 trillion, and by $82.2 billion to $1.5 trillion for the three and six months ended June 30, 2014, respectively, compared with the prior year periods. The increase in net interest income primarily reflected the impact of higher yields on securities, lower yields on long-term debt and deposits, partially offset by lower yields on loans due to run-off of higher yielding loans and originations of lower yielding loans. The increase in average interest-earning assets primarily reflected the impact of higher average balance of deposits with banks. These changes in net interest income and interest-earning assets resulted in the core net interest yield increasing by 4 basis points to 2.64% for the three months ended June 30, 2014, and decreasing by 6 basis points to 2.65% for the six months ended June 30, 2014.

BUSINESS SEGMENT RESULTS
The Firm is managed on a line of business basis. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate/Private Equity segment.
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s use of non-GAAP financial measures, on pages 17–18.
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
Business segment capital allocation changes
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, regulatory capital requirements (as estimated under Basel III Advanced Fully Phased-In) and economic risk measures. The amount of capital assigned to each business is referred to as equity. Effective January 1, 2014, the Firm revised the capital allocated to certain businesses. For further information about these capital changes, see Line of business equity on page 79.

Segment Results – Managed Basis
The following table summarizes the business segment results for the periods indicated.

Three months ended June 30,	Total net revenue			Total Noninterest expense			Pre-provision profit/(loss)
(in millions)	2014	2013	Change	2014	2013	Change	2014	2013	Change
Consumer & Community Banking	$11,431	$12,015	(5)%	$6,456	$6,864	(6)%	$4,975	$5,151	(3)%
Corporate & Investment Bank	8,991	9,876	(9)	6,058	5,742	6	2,933	4,134	(29)
Commercial Banking	1,701	1,728	(2)	675	652	4	1,026	1,076	(5)
Asset Management	2,956	2,725	8	2,062	1,892	9	894	833	7
Corporate/Private Equity	270	(386)	NM	180	716	(75)	90	(1,102)	NM
Total	$25,349	$25,958	(2)%	$15,431	$15,866	(3)%	$9,918	$10,092	(2)%

Three months ended June 30,	Provision for credit losses			Net income/(loss)			Return on common equity
(in millions, except ratios)	2014	2013	Change	2014	2013	Change	2014	2013
Consumer & Community Banking	$852	$(19)	NM	$2,443	$3,089	(21)%	19%	27%
Corporate & Investment Bank	(84)	(6)	NM	1,963	2,838	(31)	13	20
Commercial Banking	(67)	44	NM	658	621	6	19	18
Asset Management	1	23	(96)%	552	500	10	25	22
Corporate/Private Equity	(10)	5	NM	369	(552)	NM	NM	NM
Total	$692	$47	NM	$5,985	$6,496	(8)%	11%	13%

Six months ended June 30,	Total net revenue			Total Noninterest expense			Pre-provision profit/(loss)
(in millions)	2014	2013	Change	2014	2013	Change	2014	2013	Change
Consumer & Community Banking	$21,891	$23,630	(7)%	$12,893	$13,654	(6)%	$8,998	$9,976	(10)%
Corporate & Investment Bank	17,597	20,016	(12)	11,662	11,853	(2)	5,935	8,163	(27)
Commercial Banking	3,352	3,401	(1)	1,361	1,296	5	1,991	2,105	(5)
Asset Management	5,734	5,378	7	4,137	3,768	10	1,597	1,610	(1)
Corporate/Private Equity	638	(619)	NM	14	718	(98)	624	(1,337)	NM
Total	$49,212	$51,806	(5)%	$30,067	$31,289	(4)%	$19,145	$20,517	(7)%

Six months ended June 30,	Provision for credit losses			Net income/(loss)			Return on common equity
(in millions, except ratios)	2014	2013	Change	2014	2013	Change	2014	2013
Consumer & Community Banking	$1,668	$530	215%	$4,379	$5,675	(23)%	17%	25%
Corporate & Investment Bank	(35)	5	NM	3,942	5,448	(28)	13	19
Commercial Banking	(62)	83	NM	1,236	1,217	2	18	18
Asset Management	(8)	44	NM	993	987	1	22	22
Corporate/Private Equity	(21)	2	NM	709	(302)	NM	NM	NM
Total	$1,542	$664	132%	$11,259	$13,025	(14)%	11%	13%

CONSUMER & COMMUNITY BANKING
For a discussion of the business profile of CCB, see pages 86–97 of JPMorgan Chase’s 2013 Annual Report and the Introduction on page 4 of this Form 10-Q.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Revenue
Lending- and deposit-related fees	$750	$727	3%	$1,453	$1,450	—
Asset management, administration and commissions	521	561	(7)	1,024	1,094	(6)
Mortgage fees and related income	1,290	1,819	(29)	1,804	3,269	(45)
Card income	1,486	1,445	3	2,834	2,807	1
All other income	421	369	14	787	707	11
Noninterest revenue	4,468	4,921	(9)	7,902	9,327	(15)
Net interest income	6,963	7,094	(2)	13,989	14,303	(2)
Total net revenue	11,431	12,015	(5)	21,891	23,630	(7)

Provision for credit losses	852	(19)	NM	1,668	530	215

Noninterest expense
Compensation expense	2,637	2,966	(11)	5,376	5,972	(10)
Noncompensation expense	3,725	3,789	(2)	7,329	7,465	(2)
Amortization of intangibles	94	109	(14)	188	217	(13)
Total noninterest expense	6,456	6,864	(6)	12,893	13,654	(6)
Income before income tax expense	4,123	5,170	(20)	7,330	9,446	(22)
Income tax expense	1,680	2,081	(19)	2,951	3,771	(22)
Net income	$2,443	$3,089	(21)%	$4,379	$5,675	(23)%

Financial ratios
Return on common equity	19%	27%		17%	25%
Overhead ratio	56	57		59	58
Quarterly results
Consumer & Community Banking net income was $2.4 billion, a decrease of $646 million, or 21%, compared with the prior year, due to higher provision for credit losses and lower net revenue, partially offset by lower noninterest expense.
Net revenue was $11.4 billion, a decrease of $584 million, or 5%, compared with the prior year. Net interest income was $7.0 billion, down $131 million, or 2%, driven by spread compression and lower mortgage warehouse balances, largely offset by higher deposit balances. Noninterest revenue was $4.5 billion, a decrease of $453 million, or 9%, driven by lower mortgage fees and related income.
The provision for credit losses was $852 million, compared with a benefit of $19 million in the prior year. The current-quarter provision reflected a $357 million reduction in the allowance for loan losses and total net charge-offs of $1.2 billion. The prior-year provision reflected a $1.5 billion reduction in the allowance for loan losses and total net charge-offs of $1.5 billion. For more information, including net charge-off amounts and rates, see Consumer Credit Portfolio on pages 52–59.

Noninterest expense was $6.5 billion, a decrease of $408 million, or 6%, from the prior year, driven by lower Mortgage Banking expense, partially offset by higher Credit Card expense.
Year-to-date results
Consumer & Community Banking net income was $4.4 billion, a decrease of $1.3 billion, or 23%, compared with the prior year, due to lower net revenue and higher provision for credit losses, partially offset by lower noninterest expense.
Net revenue was $21.9 billion, a decrease of $1.7 billion, or 7%, compared with the prior year. Net interest income was $14.0 billion, down $314 million, or 2%, driven by spread compression in Credit Card, Auto and Consumer & Business Banking and by lower mortgage warehouse balances, largely offset by higher deposit balances. Noninterest revenue was $7.9 billion, a decrease of $1.4 billion, or 15%, driven by lower mortgage fees and related income.
The provision for credit losses was $1.7 billion, compared with $530 million in the prior year. The current-year provision reflected a $807 million reduction in the allowance for loan losses and total net charge-offs of $2.5 billion. The prior-year provision reflected a $2.7 billion reduction in the allowance for loan losses and total net charge-offs of $3.2 billion. For more information, including net charge-off amounts and rates, see Consumer Credit Portfolio on pages 52–59.

Noninterest expense was $12.9 billion, a decrease of $761 million, or 6%, from the prior year, driven by lower Mortgage Banking expense, partially offset by higher Credit Card expense.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2014	2013	Change	2014	2013	Change
Selected balance sheet data (period-end)
Total assets	$447,277	$460,642	(3)%	$447,277	$460,642	(3)%
Loans:
Loans retained	390,211	392,067	—	390,211	392,067	—
Loans held-for-sale and loans at fair value(a)	8,881	15,274	(42)	8,881	15,274	(42)
Total loans	399,092	407,341	(2)	399,092	407,341	(2)
Deposits	488,681	456,814	7	488,681	456,814	7
Equity(b)	51,000	46,000	11	51,000	46,000	11
Selected balance sheet data (average)
Total assets	$443,204	$457,644	(3)	$446,794	$460,569	(3)
Loans:
Loans retained	388,252	392,935	(1)	388,464	395,014	(2)
Loans held-for-sale and loans at fair value(a)	7,303	18,199	(60)	7,700	19,682	(61)
Total loans	395,555	411,134	(4)	396,164	414,696	(4)
Deposits	486,064	453,586	7	478,862	447,494	7
Equity(b)	51,000	46,000	11	51,000	46,000	11

Headcount	141,688	157,886	(10)%	141,688	157,886	(10)%

(a)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets.

(b)	2014 includes $3.0 billion of capital held at the CCB level related to legacy mortgage servicing matters.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios and where otherwise noted)	2014	2013	Change	2014	2013	Change
Credit data and quality statistics
Net charge-offs(a)	$1,208	$1,481	(18)%	$2,474	$3,180	(22)%
Nonaccrual loans:
Nonaccrual loans retained	6,840	8,540	(20)	6,840	8,540	(20)
Nonaccrual loans held-for-sale and loans at fair value	202	41	393	202	41	393
Total nonaccrual loans(b)(c)(d)	7,042	8,581	(18)	7,042	8,581	(18)
Nonperforming assets(b)(c)(d)	7,594	9,212	(18)	7,594	9,212	(18)
Allowance for loan losses(a)	11,284	15,095	(25)	11,284	15,095	(25)
Net charge-off rate(a)(e)	1.25%	1.51%		1.28%	1.62%
Net charge-off rate, excluding PCI loans(e)	1.44	1.77		1.48	1.90
Allowance for loan losses to period-end loans retained	2.89	3.85		2.89	3.85
Allowance for loan losses to period-end loans retained, excluding PCI loans(f)	2.22	2.80		2.22	2.80
Allowance for loan losses to nonaccrual loans retained, excluding credit card(b)(f)	58	58		58	58
Nonaccrual loans to total period-end loans, excluding credit card	2.58	3.03		2.58	3.03
Nonaccrual loans to total period-end loans, excluding credit card and PCI loans(b)	3.16	3.79		3.16	3.79
Business metrics
Number of:
Branches	5,636	5,657	—	5,636	5,657	—
ATMs(g)	20,394	19,852	3	20,394	19,852	3
Active online customers (in thousands)	35,105	32,245	9	35,105	32,245	9
Active mobile customers (in thousands)	17,201	14,013	23%	17,201	14,013	23%

(a)
Net charge-offs and the net charge-off rates excluded $48 million and $109 million of write-offs in the PCI portfolio for the three and six months ended June 30, 2014, respectively. These write-offs decreased the allowance for loan losses for PCI loans. For further information, see Consumer Credit Portfolio on pages 120–129 of JPMorgan Chase’s 2013 Annual Report.

(b)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(c)	Certain mortgage loans originated with the intent to sell are classified as trading assets on the Consolidated Balance Sheets.

(d)
At June 30, 2014 and 2013, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $8.1 billion and $10.1 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $2.1 billion and $1.8 billion, respectively; and (3) student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) of $316 million and $488 million, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the net charge-off rate.

(f)	The allowance for loan losses for PCI loans was $3.7 billion and $5.7 billion at June 30, 2014 and 2013, respectively; these amounts were also excluded from the applicable ratios.

(g)	Includes Express Banking Kiosks (“EBK”). Prior periods were revised to conform with the current presentation.

Consumer & Business Banking

Selected financial statement data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Revenue
Lending- and deposit-related fees	$747	$717	4%	$1,438	$1,428	1%
Asset management, administration and commissions	507	454	12	990	880	13
Card income	406	378	7	782	727	8
All other income	162	124	31	284	243	17
Noninterest revenue	1,822	1,673	9	3,494	3,278	7
Net interest income	2,770	2,614	6	5,478	5,186	6
Total net revenue	4,592	4,287	7	8,972	8,464	6

Provision for credit losses	66	74	(11)	142	135	5

Noninterest expense	3,026	3,042	(1)	6,091	6,083	—
Income before income tax expense	1,500	1,171	28	2,739	2,246	22
Net income	$894	$698	28	$1,634	$1,339	22

Return on common equity	33%	25%		30%	25%
Overhead ratio	66	71		68	72
Equity (period-end and average)	$11,000	$11,000	—%	$11,000	$11,000	—

Quarterly results
Consumer & Business Banking net income was $894 million, an increase of $196 million, or 28%, compared with the prior year, predominantly due to higher net revenue.
Net revenue was $4.6 billion, up 7% compared with the prior year. Net interest income was $2.8 billion, up 6% compared with the prior year, driven by higher deposit balances, partially offset by deposit spread compression. Noninterest revenue was $1.8 billion, an increase of 9%, driven by higher investment revenue, reflecting record client investment assets, higher deposit-related fees and debit card revenue.
Noninterest expense was $3.0 billion, approximately flat from the prior year, driven by investments in controls, partially offset by efficiency gains in the branches.

Year-to-date results
Consumer & Business Banking net income was $1.6 billion, an increase of $295 million, or 22%, compared with the prior year, due to higher net revenue, partially offset by higher noninterest expense and higher provision for credit losses.
Net revenue was $9.0 billion, up 6% compared with the prior year. Net interest income was $5.5 billion, up 6% compared with the prior year, driven by higher deposit balances, partially offset by deposit spread compression. Noninterest revenue was $3.5 billion, an increase of 7%, driven by higher investment revenue, reflecting record client investment assets and higher debit card revenue.
Noninterest expense was $6.1 billion, an increase of $8 million from prior year, driven by investments in controls, predominantly offset by efficiency gains in the branches and lower professional fees.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios and where otherwise noted)	2014	2013	Change	2014	2013	Change
Business metrics
Business banking origination volume	$1,917	$1,317	46%	$3,421	$2,551	34%
Period-end loans	20,276	18,950	7	20,276	18,950	7
Period-end deposits:
Checking	200,560	179,801	12	200,560	179,801	12
Savings	249,175	228,879	9	249,175	228,879	9
Time and other	24,421	29,255	(17)	24,421	29,255	(17)
Total period-end deposits	474,156	437,935	8	474,156	437,935	8
Average loans	19,928	18,758	6	19,691	18,734	5
Average deposits:
Checking	197,490	175,496	13	193,511	172,115	12
Savings	249,240	227,453	10	246,386	224,440	10
Time and other	24,832	29,840	(17)	25,153	30,432	(17)
Total average deposits	471,562	432,789	9	465,050	426,987	9
Deposit margin	2.23%	2.31%		2.25%	2.34%
Average assets	$37,810	$37,250	2	$37,964	$36,779	3
Credit data and quality statistics
Net charge-offs	$69	$74	(7)	$145	$135	7
Net charge-off rate	1.39%	1.58%		1.48%	1.45%
Allowance for loan losses	$703	$697	1	$703	$697	1
Nonperforming assets	335	461	(27)	335	461	(27)
Retail branch business metrics
Net new investment assets	$4,324	$4,269	1	$8,565	$9,201	(7)
Client investment assets	205,206	171,925	19	205,206	171,925	19
% managed accounts	38%	33%		38%	33%
Number of:
Chase Private Client locations	2,408	1,691	42	2,408	1,691	42
Personal bankers	21,728	22,825	(5)	21,728	22,825	(5)
Sales specialists	4,405	6,326	(30)	4,405	6,326	(30)
Client advisors	3,075	3,024	2	3,075	3,024	2
Chase Private Clients	262,965	165,331	59	262,965	165,331	59
Accounts (in thousands)(a)	30,144	28,937	4	30,144	28,937	4
Households (in millions)	25.5	24.7	3%	25.5	24.7	3%

(a)	Includes checking accounts and Chase Liquid® cards.

Mortgage Banking

Selected financial statement data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Revenue
Mortgage fees and related income	$1,290	$1,819	(29)%	$1,804	$3,269	(45)%
All other income	(17)	101	NM	(20)	194	NM
Noninterest revenue	1,273	1,920	(34)	1,784	3,463	(48)
Net interest income	1,013	1,138	(11)	2,071	2,313	(10)
Total net revenue	2,286	3,058	(25)	3,855	5,776	(33)

Provision for credit losses	(188)	(657)	71	(211)	(855)	75

Noninterest expense	1,306	1,834	(29)	2,709	3,640	(26)
Income before income tax expense	1,168	1,881	(38)	1,357	2,991	(55)
Net income	$709	$1,142	(38)	$823	$1,815	(55)

Return on common equity	16%	23%		9%	19%
Overhead ratio	57	60		70	63
Equity (period-end and average)	$18,000	$19,500	(8)%	$18,000	$19,500	(8)%
Quarterly results
Mortgage Banking net income was $709 million, a decrease of $433 million from the prior year, driven by lower net revenue and a lower benefit from the provision for credit losses, partially offset by lower noninterest expense.
Net revenue was $2.3 billion, a decrease of $772 million compared with the prior year. Net interest income was $1.0 billion, a decrease of $125 million, or 11%, driven by lower warehouse loans balances as well as lower loan balances due to portfolio runoff. Noninterest revenue was $1.3 billion, a decrease of $647 million, driven by lower mortgage fees and related income.
The provision for credit losses was a benefit of $188 million, compared with a benefit of $657 million in the prior year. The current quarter reflected a $300 million reduction in the purchased credit-impaired allowance for loan losses, reflecting continued improvement in home prices and delinquencies. The prior year included a $950 million reduction in the non credit-impaired allowance for loan losses. Net charge-offs were $112 million, compared with $293 million in the prior year.
Noninterest expense was $1.3 billion, a decrease of $528 million, or 29%, from the prior year, due to lower expense in production and servicing.

Year-to-date results
Mortgage Banking net income was $823 million, a decrease of $992 million from the prior year, driven by lower net revenue and lower benefit from the provision for credit losses, partially offset by lower noninterest expense.
Net revenue was $3.9 billion, a decrease of $1.9 billion compared with the prior year. Net interest income was $2.1 billion, a decrease of $242 million, or 10%, driven by lower warehouse loans balances as well as lower loan balances, partially offset by higher yield on Ginnie Mae loans. Noninterest revenue was $1.8 billion, a decrease of $1.7 billion, driven by lower mortgage fees and related income.
The provision for credit losses was a benefit of $211 million, compared with a benefit of $855 million in the prior year. The current year reflected a $500 million reduction in the allowance for loan losses, reflecting continued improvement in home prices and delinquencies. The prior year included a $1.6 billion reduction in the allowance for loan losses. Net charge-offs were $289 million, compared with $745 million in the prior year.
Noninterest expense was $2.7 billion, a decrease of $931 million, or 26%, from the prior year, due to lower expense in production and servicing.

Functional results
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Mortgage Production
Production revenue and other income(a)	$251	$1,120	(78)%	$453	$2,152	(79)%
Production-related net interest income(a)	88	166	(47)	178	352	(49)
Production-related revenue, excluding repurchase (losses)/benefits	339	1,286	(74)	631	2,504	(75)
Production expense(b)	413	720	(43)	891	1,430	(38)
Income, excluding repurchase (losses)/benefits	(74)	566	NM	(260)	1,074	NM
Repurchase (losses)/benefits	137	16	NM	265	(65)	NM
Income before income tax expense	63	582	(89)	5	1,009	(100)

Mortgage Servicing
Loan servicing revenue and other income(a)	864	1,024	(16)	1,735	2,033	(15)
Servicing-related net interest income(a)	66	31	113	153	58	164
Servicing-related revenue	930	1,055	(12)	1,888	2,091	(10)
Changes in MSR asset fair value due to collection/realization of expected cash flows	(237)	(285)	17	(482)	(543)	11
Default servicing expense	340	475	(28)	704	972	(28)
Core servicing expense(b)	212	240	(12)	430	480	(10)
Income, excluding MSR risk management	141	55	156	272	96	183
MSR risk management, including related net interest income/(expense)	338	78	333	(63)	(64)	2
Income before income tax expense	479	133	260	209	32	NM

Real Estate Portfolios
Noninterest revenue	(79)	(34)	(132)	(124)	(51)	(143)
Net interest income	858	942	(9)	1,740	1,904	(9)
Total net revenue	779	908	(14)	1,616	1,853	(13)

Provision for credit losses	(189)	(662)	71	(215)	(864)	75

Noninterest expense	342	404	(15)	688	767	(10)
Income before income tax expense	626	1,166	(46)	1,143	1,950	(41)
Mortgage Banking income before income tax expense	$1,168	$1,881	(38)	$1,357	$2,991	(55)
Mortgage Banking net income	$709	$1,142	(38)%	$823	$1,815	(55)%

Overhead ratios
Mortgage Production	87%	55%		99%	58%
Mortgage Servicing	53	84		84	98
Real Estate Portfolios	44	44		43	41

(a)	Prior periods were revised to conform with the current presentation.

(b)	Includes provision for credit losses.

Quarterly results
Mortgage Production pretax income was $63 million, a decrease of $519 million from the prior year, reflecting lower revenue, partially offset by lower expense and lower repurchase losses. Mortgage production-related revenue, excluding repurchase losses, was $339 million, a decrease of $947 million, from the prior year, primarily on lower market volumes. Production expense was $413 million, a decrease of $307 million from the prior year, predominantly due to lower headcount-related expense.
Mortgage Servicing pretax income was $479 million, compared with $133 million in the prior year, reflecting higher MSR risk management income and lower expenses, partially offset by lower revenue. Mortgage net servicing-related revenue was $693 million, a decrease of $77 million from the prior year. MSR risk management income was $338 million, driven by approximately $220 million of positive model assumption updates on slower prepayments, compared with $78 million in the prior year. See Note 16 for further information regarding changes in value of the MSR asset and related hedges. Servicing expense was $552 million, a decrease of $163 million from the prior year, reflecting lower headcount-related expense.
Real Estate Portfolios pretax income was $626 million, down $540 million from the prior year, due to a lower benefit from the provision for credit losses and lower net revenue, partially offset by lower expense. Net revenue was $779 million, a decrease of $129 million, or 14%, from the prior year. This decrease was largely due to lower net interest income resulting from lower loan balances due to portfolio runoff. The provision for credit losses was a benefit of $189 million, compared with a benefit of $662 million in the prior year. The current-quarter provision reflected a $300 million reduction in the purchased credit-impaired allowance for loan losses, reflecting continued improvement in home prices and delinquencies. The prior-year provision included a $950 million reduction in the non credit-impaired allowance for loan losses. Net charge-offs were $111 million, compared with $288 million in the prior year. See Consumer Credit Portfolio on pages 52–59 for the net charge-off amounts and rates. Noninterest expense was $342 million, a decrease of $62 million, or 15%, compared with the prior year, driven by lower foreclosed asset expense.

Year-to-date results
Mortgage Production pretax income was $5 million, a decrease of $1.0 billion from the prior year, reflecting lower revenue, partially offset by lower expense and lower repurchase losses. Mortgage production-related revenue, excluding repurchase losses, was $631 million, a decrease of $1.9 billion, from the prior year, driven by lower market volumes due to higher levels of mortgage interest rates. Production expense was $891 million, a decrease of $539 million from the prior year, driven by lower headcount-related expense.
Mortgage Servicing pretax income was $209 million, compared with $32 million in the prior year, reflecting lower expenses, partially offset by lower revenue. Mortgage net servicing-related revenue was $1.4 billion, a decrease of $142 million from the prior year. MSR risk management was a loss of $63 million, compared with a MSR risk management loss of $64 million in the prior year. See Note 16 for further information regarding changes in value of the MSR asset and related hedges. Servicing expense was $1.1 billion, a decrease of $318 million from the prior year, reflecting lower headcount-related expense.
Real Estate Portfolios pretax income was $1.1 billion, down $807 million from the prior year, due to a lower benefit from the provision for credit losses and lower net revenue, partially offset by lower expense. Net revenue was $1.6 billion, a decrease of $237 million, or 13%, from the prior year. This decrease was largely due to lower net interest income resulting from lower loan balances due to portfolio runoff. The provision for credit losses was a benefit of $215 million, compared with a benefit of $864 million in the prior year. The current-year provision reflected a $300 million reduction in the purchased credit-impaired allowance for loan losses and $200 million in the non credit-impaired allowance for loan losses, reflecting continued improvement in home prices and delinquencies. The prior-year provision included a $1.6 billion reduction in the allowance for loan losses from the non credit-impaired allowance. Net charge-offs were $285 million, compared with $736 million in the prior year. See Consumer Credit Portfolio on pages 52–59 for the net charge-off amounts and rates. Noninterest expense was $688 million, a decrease of $79 million, or 10%, compared with the prior year, driven by lower foreclosed asset expense.

Mortgage Production and Mortgage Servicing
Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Selected balance sheet data
Period-end loans:
Prime mortgage, including option ARMs(a)	$14,964	$15,567	(4)%	$14,964	$15,567	(4)%
Loans held-for-sale and loans at fair value(b)	8,231	15,274	(46)	8,231	15,274	(46)
Average loans:
Prime mortgage, including option ARMs(a)	15,489	16,933	(9)	15,440	17,242	(10)
Loans held-for-sale and loans at fair value(b)	6,894	18,199	(62)	7,338	19,682	(63)
Average assets	41,101	59,880	(31)	43,482	62,037	(30)
Repurchase liability (period-end)	406	2,245	(82)	406	2,245	(82)
Credit data and quality statistics
Net charge-offs:
Prime mortgage, including option ARMs	1	5	(80)	4	9	(56)
Net charge-off rate:
Prime mortgage, including option ARMs	0.03%	0.12%		0.05%	0.11%
30+ day delinquency rate(c)	2.16	3.46		2.16	3.46
Nonperforming assets(d)	$513	$707	(27)%	$513	$707	(27)%

(a)	Predominantly represents prime mortgage loans repurchased from Government National Mortgage Association (“Ginnie Mae”) pools, which are insured by U.S. government agencies.

(b)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets.

(c)
At June 30, 2014 and 2013, excluded mortgage loans insured by U.S. government agencies of $9.6 billion and $11.2 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee. For further discussion, see Note 13 which summarizes loan delinquency information.

(d)
At June 30, 2014 and 2013, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $8.1 billion and $10.1 billion, respectively, that are 90 or more days past due; and (2) real estate owned insured by U.S. government agencies of $2.1 billion and $1.8 billion, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. For further discussion, see Note 13 which summarizes loan delinquency information.

Selected metrics
	As of or for the three months ended June 30,					As of or for the six months ended June 30,
(in billions, except ratios)	2014		2013		Change	2014		2013		Change
Business metrics
Mortgage origination volume by channel
Retail	$7.2		$23.3		(69)%	$13.9		$49.5		(72)%
Correspondent(a)	9.6		25.7		(63)	19.9		52.2		(62)
Total mortgage origination volume(b)	$16.8		$49.0		(66)	$33.8		$101.7		(67)
Mortgage application volume by channel
Retail	$15.7		$36.8		(57)	$30.3		$71.5		(58)
Correspondent(a)	14.4		28.2		(49)	25.9		54.0		(52)
Total mortgage application volume	$30.1		$65.0		(54)	$56.2		$125.5		(55)
Third-party mortgage loans serviced (period-end)	$786.2		$832.0		(6)	$786.2		$832.0		(6)
Third-party mortgage loans serviced (average)	794.7		840.6		(5)	802.0		847.4		(5)
MSR carrying value (period-end)	8.3		9.3		(11)%	8.3		9.3		(11)%
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	1.06%		1.12%			1.06%		1.12%
Ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average)	0.35		0.41			0.36		0.42
MSR revenue multiple(c)	3.03	x	2.73	x		2.94	x	2.67	x

(a)
Includes rural housing loans sourced through correspondents, and prior to November 2013, through both brokers and correspondents, which are underwritten and closed with pre-funding loan approval from the U.S. Department of Agriculture Rural Development, which acts as the guarantor in the transaction.

(b)
Firmwide mortgage origination volume was $18.0 billion and $52.0 billion for the three months ended June 30, 2014 and 2013, respectively, and $36.2 billion and $107.1 billion for the six months ended June 30, 2014 and 2013, respectively.

(c)
Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

Real Estate Portfolios
Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change
Loans, excluding PCI
Period-end loans owned:
Home equity	$54,485	$62,326	(13)%	$54,485	$62,326	(13)%
Prime mortgage, including option ARMs	54,709	44,003	24	54,709	44,003	24
Subprime mortgage	6,636	7,703	(14)	6,636	7,703	(14)
Other	510	589	(13)	510	589	(13)
Total period-end loans owned	$116,340	$114,621	1	$116,340	$114,621	1
Average loans owned:
Home equity	$55,329	$63,593	(13)	$56,167	$64,856	(13)
Prime mortgage, including option ARMs	53,132	43,007	24	51,940	42,411	22
Subprime mortgage	6,754	7,840	(14)	6,880	7,989	(14)
Other	520	597	(13)	530	608	(13)
Total average loans owned	$115,735	$115,037	1	$115,517	$115,864	—
PCI loans
Period-end loans owned:
Home equity	$18,070	$19,992	(10)	$18,070	$19,992	(10)
Prime mortgage	11,302	12,976	(13)	11,302	12,976	(13)
Subprime mortgage	3,947	4,448	(11)	3,947	4,448	(11)
Option ARMs	16,799	19,320	(13)	16,799	19,320	(13)
Total period-end loans owned	$50,118	$56,736	(12)	$50,118	$56,736	(12)
Average loans owned:
Home equity	$18,295	$20,245	(10)	$18,506	$20,494	(10)
Prime mortgage	11,487	13,152	(13)	11,677	13,337	(12)
Subprime mortgage	4,001	4,488	(11)	4,064	4,538	(10)
Option ARMs	17,074	19,618	(13)	17,379	19,920	(13)
Total average loans owned	$50,857	$57,503	(12)	$51,626	$58,289	(11)
Total Real Estate Portfolios
Period-end loans owned:
Home equity	$72,555	$82,318	(12)	$72,555	$82,318	(12)
Prime mortgage, including option ARMs	82,810	76,299	9	82,810	76,299	9
Subprime mortgage	10,583	12,151	(13)	10,583	12,151	(13)
Other	510	589	(13)	510	589	(13)
Total period-end loans owned	$166,458	$171,357	(3)	$166,458	$171,357	(3)
Average loans owned:
Home equity	$73,624	$83,838	(12)	$74,673	$85,350	(13)
Prime mortgage, including option ARMs	81,693	75,777	8	80,996	75,668	7
Subprime mortgage	10,755	12,328	(13)	10,944	12,527	(13)
Other	520	597	(13)	530	608	(13)
Total average loans owned	$166,592	$172,540	(3)	$167,143	$174,153	(4)
Average assets	$163,583	$163,593	—	$164,110	$164,975	(1)
Home equity origination volume	802	499	61%	1,457	901	62%

Credit data and quality statistics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Net charge-offs/(recoveries), excluding PCI loans:(a)
Home equity	$125	$236	(47)%	$291	$569	(49)%
Prime mortgage, including option ARMs	(12)	16	NM	(19)	60	NM
Subprime mortgage	(5)	33	NM	8	100	(92)
Other	3	3	—	5	7	(29)
Total net charge-offs/(recoveries), excluding PCI loans	$111	$288	(61)	$285	$736	(61)
Net charge-off/(recovery) rate, excluding PCI loans:
Home equity	0.91%	1.49%		1.04%	1.77%
Prime mortgage, including option ARMs	(0.09)	0.15		(0.07)	0.29
Subprime mortgage	(0.30)	1.69		0.23	2.52
Other	2.31	2.02		1.90	2.32
Total net charge-off/(recovery) rate, excluding PCI loans	0.38	1.00		0.50	1.28
Net charge-off/(recovery) rate – reported:(a)
Home equity	0.68%	1.13%		0.79%	1.34%
Prime mortgage, including option ARMs	(0.06)	0.08		(0.05)	0.16
Subprime mortgage	(0.19)	1.07		0.15	1.61
Other	2.31	2.02		1.90	2.32
Total net charge-off/(recovery) rate – reported	0.27	0.67		0.34	0.85
30+ day delinquency rate, excluding PCI loans(b)	3.04%	4.17%		3.04%	4.17%
Allowance for loan losses, excluding PCI loans	$2,368	$3,268	(28)	$2,368	$3,268	(28)
Allowance for PCI loans(a)	3,749	5,711	(34)	3,749	5,711	(34)
Allowance for loan losses	$6,117	$8,979	(32)	$6,117	$8,979	(32)
Nonperforming assets(c)	6,445	7,801	(17)%	6,445	7,801	(17)%
Allowance for loan losses to period-end loans retained	3.68%	5.24%		3.68%	5.24%
Allowance for loan losses to period-end loans retained, excluding PCI loans	2.04	2.85		2.04	2.85

(a)
Net charge-offs and the net charge-off rates excluded $48 million and $109 million of write-offs in the PCI portfolio for the three and six months ended June 30, 2014, respectively. These write-offs decreased the allowance for loan losses for PCI loans. For further information, see Consumer Credit Portfolio on pages 120–129 of JPMorgan Chase’s 2013 Annual Report.

(b)	The 30+ day delinquency rate for PCI loans was 14.08% and 17.92% at June 30, 2014 and 2013, respectively.

(c)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

Mortgage servicing-related matters
The financial crisis resulted in unprecedented levels of delinquencies and defaults of 1-4 family residential real estate loans. Such loans required varying degrees of loss mitigation activities. Foreclosure is usually a last resort, and accordingly, the Firm has made, and continues to make, significant efforts to help borrowers remain in their homes.
The Firm has entered into various Consent Orders and settlements with federal and state governmental agencies and private parties related to mortgage servicing, origination, and residential mortgage-backed securities activities. The requirements of these Consent Orders and settlements vary, but in the aggregate, include cash compensatory payments (in addition to fines) and/or “borrower relief”, that may include principal reductions, refinancing, short sale assistance, and other specified types of borrower relief. Other obligations required under certain Consent Orders and settlements, as well as under new regulatory requirements, include enhanced mortgage servicing and foreclosure standards and processes. The Firm has satisfied or is committed to satisfying these obligations within the mandated timeframes.
The mortgage servicing Consent Orders and settlements are subject to ongoing oversight by the Mortgage Compliance Committee of the Firm’s Board of Directors. In addition, certain of the Consent Orders and settlements are the subject of ongoing reporting to various regulators and independent overseers.
The Firm’s compliance with the Global Settlement and the RMBS Settlement are detailed in periodic reports published by the independent overseers.
For further information on these settlements and Consent Orders, see Note 2 and Note 31 of JPMorgan Chase’s 2013 Annual Report.

Card, Merchant Services & Auto

Selected financial statement data
	As of or for the three months ended June 30 ,			As of or for the six months ended June 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Revenue
Card income	$1,080	$1,067	1%	$2,052	$2,080	(1)%
All other income	293	261	12	572	506	13
Noninterest revenue	1,373	1,328	3	2,624	2,586	1
Net interest income	3,180	3,342	(5)	6,440	6,804	(5)
Total net revenue	4,553	4,670	(3)	9,064	9,390	(3)

Provision for credit losses	974	564	73	1,737	1,250	39

Noninterest expense	2,124	1,988	7	4,093	3,931	4
Income before income tax expense	1,455	2,118	(31)	3,234	4,209	(23)
Net income	$840	$1,249	(33)	$1,922	$2,521	(24)

Return on common equity	18%	32%		20%	33%
Overhead ratio	47	43		45	42
Equity (period-end and average)	$19,000	$15,500	23%	$19,000	$15,500	23%
Quarterly results
Card, Merchant Services & Auto net income was $840 million, a decrease of $409 million, or 33%, compared with the prior year, driven by higher provision for credit losses, higher noninterest expense and lower net revenue.
Net revenue was $4.6 billion, down $117 million, or 3%, compared with the prior year. Net interest income was $3.2 billion, down $162 million compared with the prior year, driven by spread compression. Noninterest revenue was $1.4 billion, up $45 million from the prior year, driven by higher net interchange income, largely offset by higher amortization of new account origination costs.
The provision for credit losses was $974 million, compared with $564 million in the prior year. The current-quarter provision reflected lower net charge-offs and a $53 million reduction in the allowance for loan losses, primarily in Student. The prior year provision reflected a $550 million reduction in the allowance for loan losses.
Noninterest expense was $2.1 billion, up $136 million, or 7% from the prior year, largely driven by investments in controls, timing of marketing investment in Credit Card and higher legal expense.

Year-to-date results
Card, Merchant Services & Auto net income was $1.9 billion, a decrease of $599 million, or 24%, compared with the prior year, driven by higher provision for credit losses and lower net revenue.
Net revenue was $9.1 billion, down $326 million, or 3%, compared with the prior year. Net interest income was $6.4 billion, down $364 million compared with the prior year, driven by spread compression. Noninterest revenue was $2.6 billion, up $38 million compared with the prior year, driven by higher net interchange income and auto lease income, predominately offset by higher amortization of new account origination costs and lower revenue from an exited non-core product.
The provision for credit losses was $1.7 billion, compared with $1.3 billion in the prior year. The current-year provision reflects lower net charge-offs and a $303 million reduction in the allowance for loan losses. The reduction in the allowance for loan losses is primarily related to a decrease in the asset-specific allowance resulting from increased granularity of the impairment estimates related to credit card loans modified in TDRs and run-off in the student loan portfolio. The prior-year provision included a $1.1 billion reduction in the allowance for loan losses.
Noninterest expense was $4.1 billion, up $162 million, or 4% from the prior year primarily driven by investments in controls, higher operating lease depreciation and higher legal expense, partially offset by a regulatory charge in the prior year.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios and where otherwise noted)	2014	2013	Change	2014	2013	Change
Selected balance sheet data (period-end)
Loans:
Credit Card	$126,129	$124,288	1%	$126,129	$124,288	1%
Auto	53,042	50,865	4	53,042	50,865	4
Student	9,992	11,040	(9)	9,992	11,040	(9)
Total loans	$189,163	$186,193	2	$189,163	$186,193	2
Selected balance sheet data (average)
Total assets	$200,710	$196,921	2	$201,238	$196,778	2
Loans:
Credit Card	123,679	122,855	1	123,471	123,208	—
Auto	52,818	50,677	4	52,780	50,362	5
Student	10,155	11,172	(9)	10,301	11,315	(9)
Total loans	$186,652	$184,704	1	$186,552	$184,885	1
Business metrics
Credit Card, excluding Commercial Card
Sales volume (in billions)	$118.0	$105.2	12	$222.5	$199.9	11
New accounts opened	2.1	1.5	40	4.2	3.2	31
Open accounts	65.8	64.8	2	65.8	64.8	2
Accounts with sales activity	31.8	30.0	6	31.8	30.0	6
% of accounts acquired online	54%	53%		53%	52%
Merchant Services (Chase Paymentech Solutions)
Merchant processing volume (in billions)	$209.0	$185.0	13	$404.4	$360.8	12
Total transactions (in billions)	9.3	8.8	6	18.4	17.1	8
Auto
Origination volume (in billions)	$7.1	$6.8	4%	$13.8	$13.3	4%

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Credit data and quality statistics
Net charge-offs:
Credit Card	$885	$1,014	(13)%	$1,773	$2,096	(15)%
Auto	29	23	26	70	63	11
Student	113	77	47	197	141	40
Total net charge-offs	$1,027	$1,114	(8)	$2,040	$2,300	(11)
Net charge-off rate:
Credit Card(a)	2.88%	3.31%		2.90%	3.43%
Auto	0.22	0.18		0.27	0.25
Student	4.46	2.76		3.86	2.51
Total net charge-off rate	2.21	2.42		2.21	2.51
Delinquency rates
30+ day delinquency rate:
Credit Card(b)	1.41	1.69		1.41	1.69
Auto	0.93	0.95		0.93	0.95
Student(c)	2.67	2.23		2.67	2.23
Total 30+ day delinquency rate	1.34	1.52		1.34	1.52
90+ day delinquency rate – Credit Card(b)	0.69	0.82		0.69	0.82
Nonperforming assets(d)	$301	$243	24	$301	$243	24
Allowance for loan losses:
Credit Card	$3,594	$4,445	(19)	$3,594	$4,445	(19)
Auto & Student	850	954	(11)	850	954	(11)
Total allowance for loan losses	$4,444	$5,399	(18)%	$4,444	$5,399	(18)%
Allowance for loan losses to period-end loans:
Credit Card(b)	2.86%	3.58%		2.86%	3.58%
Auto & Student	1.35	1.54		1.35	1.54
Total allowance for loan losses to period-end loans	2.36	2.90		2.36	2.90

(a)
Average credit card loans included loans held-for-sale of $405 million for the three months ended June 30, 2014 and $360 million for the six months ended June 30, 2014. These amounts are excluded when calculating the net charge-off rate. There were no loans held-for-sale for the three and six months ended June 30, 2013.

(b)
Period-end credit card loans included loans held-for-sale of $508 million at June 30, 2014. This amount was excluded when calculating delinquency rates and the allowance for loan losses to period-end loans. There were no loans held-for-sale at June 30, 2013.

(c)
Excluded student loans insured by U.S. government agencies under the FFELP of $630 million and $812 million at June 30, 2014 and 2013, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(d)
Nonperforming assets excluded student loans insured by U.S. government agencies under the FFELP of $316 million and $488 million at June 30, 2014 and 2013, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

Card Services supplemental information
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Revenue
Noninterest revenue	$982	$994	(1)%	$1,866	$1,932	(3)%
Net interest income	2,764	2,863	(3)	5,593	5,833	(4)
Total net revenue	3,746	3,857	(3)	7,459	7,765	(4)

Provision for credit losses	885	464	91	1,573	1,046	50

Noninterest expense	1,625	1,537	6	3,090	3,038	2
Income before income tax expense	1,236	1,856	(33)	2,796	3,681	(24)
Net income	$709	$1,093	(35)%	$1,661	$2,206	(25)%

Percentage of average loans:
Noninterest revenue	3.18%	3.25%		3.05%	3.16%
Net interest income	8.96	9.35		9.13	9.55
Total net revenue	12.15	12.59		12.18	12.71

CORPORATE & INVESTMENT BANK
For a discussion of the business profile of CIB, see pages 98–102 of JPMorgan Chase’s 2013 Annual Report and the Introduction on page 4 of this Form 10-Q.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Revenue
Investment banking fees	$1,773	$1,717	3%	$3,217	$3,150	2%
Principal transactions(a)	2,782	3,288	(15)	5,668	7,249	(22)
Lending- and deposit-related fees	449	486	(8)	893	959	(7)
Asset management, administration and commissions	1,186	1,289	(8)	2,365	2,456	(4)
All other income	341	391	(13)	624	714	(13)
Noninterest revenue	6,531	7,171	(9)	12,767	14,528	(12)
Net interest income	2,460	2,705	(9)	4,830	5,488	(12)
Total net revenue(b)	8,991	9,876	(9)	17,597	20,016	(12)

Provision for credit losses	(84)	(6)	NM	(35)	5	NM

Noninterest expense
Compensation expense	2,757	2,988	(8)	5,627	6,364	(12)
Noncompensation expense	3,301	2,754	20	6,035	5,489	10
Total noninterest expense	6,058	5,742	6	11,662	11,853	(2)
Income before income tax expense	3,017	4,140	(27)	5,970	8,158	(27)
Income tax expense	1,054	1,302	(19)	2,028	2,710	(25)
Net income	$1,963	$2,838	(31)%	$3,942	$5,448	(28)%
Financial ratios
Return on common equity(c)	13%	20%		13%	19%
Overhead ratio(d)	67	58		66	59
Compensation expense as a percentage of total net revenue(e)	31	30		32	32

(a)
Included FVA (effective fourth quarter 2013) and DVA on OTC derivatives and structured notes, measured at fair value. Net FVA and DVA gains were $173 million for the three months ended June 30, 2014, and $143 million for the six months ended June 30, 2014. DVA gains were $355 million for the three months ended June 30, 2013, and $481 million for the six months ended June 30, 2013. Results are presented net of associated hedging activities.

(b)
Included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments, as well as tax-exempt income from municipal bond investments of $606 million and $550 million for the three months ended June 30, 2014 and 2013, respectively, and $1.2 billion and $1.1 billion for the six months ended June 30, 2014 and 2013, respectively.

(c)	Return on equity excluding DVA, a non-GAAP financial measure, was 19% and 18% for the three and six months ended June 30, 2013, respectively.

(d)	Overhead ratio excluding DVA, a non-GAAP financial measure, was 60% and 61% for the three and six months ended June 30, 2013.

(e)	Compensation expense as a percentage of total net revenue excluding DVA, a non-GAAP financial measure, was 31% and 33% for the three and six months ended June 30, 2013.

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

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change
Revenue by business
Advisory	$397	$304	31%	$780	$559	40%
Equity underwriting	477	457	4	830	730	14
Debt underwriting	899	956	(6)	1,607	1,861	(14)
Total investment banking fees	1,773	1,717	3	3,217	3,150	2
Treasury Services	1,012	1,051	(4)	2,021	2,095	(4)
Lending	297	373	(20)	581	871	(33)
Total Banking	3,082	3,141	(2)	5,819	6,116	(5)
Fixed Income Markets	3,482	4,078	(15)	7,242	8,830	(18)
Equity Markets	1,165	1,296	(10)	2,460	2,636	(7)
Securities Services	1,137	1,087	5	2,148	2,061	4
Credit Adjustments & Other(a)	125	274	(54)	(72)	373	NM
Total Markets & Investor Services	5,909	6,735	(12)	11,778	13,900	(15)
Total net revenue	$8,991	$9,876	(9)%	$17,597	$20,016	(12)%

(a)
Consists primarily of credit valuation adjustments (“CVA”) managed by the credit portfolio group, and FVA (effective fourth quarter 2013) and DVA on OTC derivatives and structured notes. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets.

Quarterly results
Net income was $2.0 billion, down 31% compared with $2.8 billion in the prior year. These results primarily reflected lower revenue, as well as higher noninterest expense. Net revenue was $9.0 billion compared with $9.9 billion in the prior year. Excluding the impact of a DVA gain of $355 million in the prior year, net revenue was down 6% from $9.5 billion, and net income was down 25% from $2.6 billion.
Banking revenue was $3.1 billion, down 2% from the prior year. Investment banking fees were $1.8 billion, up 3% from the prior year. The increase was driven by higher advisory fees of $397 million, up 31% from the prior year on stronger wallet share of completed transactions, as well as higher equity underwriting fees of $477 million, up 4% from the prior year on stronger industry-wide issuance. These were partially offset by lower debt underwriting fees of $899 million, down 6% from the prior year, primarily related to lower loan syndication fees on lower industry-wide wallet levels. Treasury Services revenue was $1.0 billion, down 4% compared with the prior year driven by lower trade finance revenue as well as the impact of business simplification initiatives. Lending revenue was $297 million, down from $373 million in the prior year primarily due to lower net interest income.
Markets & Investor Services revenue was $5.9 billion, down 12% from the prior year. Fixed Income Markets revenue of $3.5 billion was down 15% from the prior year on historically low levels of volatility and lower client activity across products. Equity Markets revenue of $1.2 billion was down 10% compared with the prior year, primarily on lower derivatives revenue. Securities Services revenue was $1.1 billion, up 5% from the prior year primarily driven by higher net interest income on increased deposits. Credit Adjustments & Other revenue was a gain of $125 million driven by gains, net of hedges, related to funding valuation adjustments/DVA, compared with a gain of $274 million in the prior year which was primarily driven by DVA.
Noninterest expense was $6.1 billion, up 6% from the prior year, driven by higher noncompensation expense, partially offset by lower performance-based compensation. The current quarter noninterest expense included approximately $300 million of legal expense and approximately $300 million of costs related to business simplification. The ratio of compensation expense to total net revenue was 31%.
Return on equity was 13% on $61.0 billion of average allocated capital.
Year-to-date results
Net income was $3.9 billion, down 28% compared with $5.4 billion in the prior year. These results primarily reflected lower revenue, partially offset by lower noninterest expense. Net revenue was $17.6 billion compared with $20.0 billion in the prior year. Excluding the impact of a DVA gain of $481 million in the prior year, net revenue was down 10% from $19.5 billion in the prior year, and net income was down 23% from $5.2 billion in the prior year.
Banking revenue was $5.8 billion, down 5% from the prior year. Investment banking fees were $3.2 billion, up 2% from the prior year. The increase was driven by higher advisory and equity underwriting fees, predominantly offset by lower debt underwriting fees. Advisory fees of $780 million were up 40% on stronger wallet share of completed transactions. Equity underwriting fees of $830 million were up 14% on stronger industry-wide issuance. Debt underwriting fees were $1.6 billion, down 14%, primarily related to lower loan syndication fees on lower industry-wide wallet levels. Treasury Services revenue was

$2.0 billion, down 4% compared with the prior year, primarily driven by lower trade finance revenue as well as the impact of business simplification initiatives. Lending revenue was $581 million, down from $871 million in the prior year, primarily driven by lower gains on securities received from restructured loans, as well as lower net interest income.
Markets & Investor Services revenue was $11.8 billion, down 15% from the prior year. Fixed income Markets revenue of $7.2 billion was down 18% from the prior year on historically low levels of volatility and lower client activity across products. Equity Markets revenue of $2.5 billion was down 7% primarily on lower derivatives revenue. Securities Services revenue was $2.1 billion, up 4% from the prior year, primarily driven by higher net interest income on increased deposits. Credit Adjustments & Other revenue was a loss of $72 million, driven by net CVA losses, partially offset by gains, net of hedges, related to funding valuation adjustments/DVA, compared with a gain of $373 million in the prior year which was driven primarily by DVA.
Noninterest expense was $11.7 billion, down 2% from the prior year, primarily driven by lower performance-based compensation, partially offset by higher noncompensation expense due to higher investments in controls, as well as costs related to business simplification. The compensation expense to net revenue ratio was 32%.
Return on equity was 13% on $61.0 billion of average
allocated capital.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2014	2013	Change	2014	2013	Change
Selected balance sheet data (period-end)
Assets	$873,288	$873,527	—	$873,288	$873,527	—
Loans:
Loans retained(a)	99,733	106,248	(6)	99,733	106,248	(6)
Loans held-for-sale and loans at fair value	9,048	4,564	98	9,048	4,564	98
Total loans	108,781	110,812	(2)	108,781	110,812	(2)
Equity	61,000	56,500	8	61,000	56,500	8
Selected balance sheet data (average)
Assets	$846,142	$878,801	(4)	$848,791	$874,657	(3)
Trading assets-debt and equity instruments	317,054	336,118	(6)	311,627	339,203	(8)
Trading assets-derivative receivables	59,560	72,036	(17)	61,811	71,576	(14)
Loans:
Loans retained(a)	96,750	107,654	(10)	96,277	107,226	(10)
Loans held-for-sale and loans at fair value	8,891	5,950	49	8,491	5,604	52
Total loans	105,641	113,604	(7)	104,768	112,830	(7)
Equity	61,000	56,500	8	61,000	56,500	8
Headcount	51,729	51,771	—	51,729	51,771	—

(a)	Loans retained includes credit portfolio loans, trade finance loans, other held-for-investment loans and overdrafts.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios and where otherwise noted)	2014	2013	Change	2014	2013	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$(4)	$(82)	95%	$(5)	$(63)	92%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)(b)	111	227	(51)	111	227	(51)
Nonaccrual loans held-for-sale and loans at fair value	167	293	(43)	167	293	(43)
Total nonaccrual loans	278	520	(47)	278	520	(47)
Derivative receivables	361	448	(19)	361	448	(19)
Assets acquired in loan satisfactions	106	46	130	106	46	130
Total nonperforming assets	745	1,014	(27)	745	1,014	(27)
Allowance for credit losses:
Allowance for loan losses	1,112	1,287	(14)	1,112	1,287	(14)
Allowance for lending-related commitments	479	556	(14)	479	556	(14)
Total allowance for credit losses	1,591	1,843	(14)	1,591	1,843	(14)
Net charge-off/(recovery) rate(a)	(0.02)%	(0.31)%		(0.01)%	(0.12)%
Allowance for loan losses to period-end loans retained(a)	1.11	1.21		1.11	1.21
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(c)	1.80	2.35		1.80	2.35
Allowance for loan losses to nonaccrual loans retained(a)(b)	1,002	567		1,002	567
Nonaccrual loans to total period-end loans	0.26	0.47		0.26	0.47
Business metrics
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$12,579	$11,421	10	$12,579	$11,421	10
Equity	7,275	5,961	22	7,275	5,961	22
Other(d)	1,805	1,547	17	1,805	1,547	17
Total AUC	$21,659	$18,929	14	$21,659	$18,929	14
Client deposits and other third party liabilities (average)	$403,268	$369,108	9	$407,884	$363,218	12
Trade finance loans (period-end)	28,291	36,375	(22)%	28,291	36,375	(22)%

(a)	Loans retained includes credit portfolio loans, trade finance loans, other held-for-investment loans and overdrafts.

(b)	Allowance for loan losses of $22 million and $70 million were held against these nonaccrual loans at June 30, 2014 and 2013, respectively.

(c)
Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

(d)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

League table results – wallet(a)
	Six months ended June 30, 2014		Full-year 2013
	Share	Rank	Share	Rank
Debt, equity and equity-related
Global	7.4%	#1	8.3%	#1
U.S.	10.6	1	11.4	1
Long-term debt(b)
Global	8.0	1	8.2	1
U.S.	11.7	1	11.6	1
Equity and equity-related
Global(c)	6.9	3	8.4	2
U.S.	9.3	4	11.4	1
M&A(d)
Global	8.8	2	7.7	2
U.S.	10.8	2	8.8	2
Loan syndications
Global	9.6	1	9.9	1
U.S.	12.9	1	13.9	1
Global investment banking fees(e)	8.2	1	8.5	1

League table results – volumes(f)
	Six months ended June 30, 2014		Full-year 2013
	Share	Rank	Share	Rank
Debt, equity and equity-related
Global	6.8%	#1	7.3%	#1
U.S.	11.8	1	11.9	1
Long-term debt(b)
Global	6.7	1	7.2	1
U.S.	11.3	1	11.7	1
Equity and equity-related
Global(c)	7.3	2	8.2	2
U.S.	10.4	4	12.1	2
M&A announced(d)
Global	21.5	4	23.1	2
U.S.	29.6	4	35.3	2
Loan syndications
Global	10.4	1	9.9	1
U.S.	18.6	1	17.6	1

(a)	Source: Dealogic. Reflects the ranking of fees and revenue wallet share.

(b)
Long-term debt rankings include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities (“ABS”) and mortgage-backed securities; and exclude money market, short-term debt, and U.S. municipal securities.

(c)	Global equity and equity-related rankings include rights offerings and Chinese A-Shares.

(d)
M&A and Announced M&A rankings reflect the removal of any withdrawn transactions. U.S. M&A wallet represents wallet from client parents based in the U.S. U.S. announced M&A volumes represents any U.S. involvement ranking.

(e)	Global investment banking fees rankings exclude money market, short-term debt and shelf deals.

(f)
Source: Dealogic. Reflects transaction volume and market share. Global announced M&A is based on transaction value at announcement; because of joint M&A assignments, M&A market share of all participants will add up to more than 100%. All other transaction volume-based rankings are based on proceeds, with full credit to each book manager/equal if joint.

International metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2014	2013	Change	2014	2013	Change
Total net revenue(a)
Europe/Middle East/Africa	$3,335	$2,955	13%	$6,354	$6,338	—
Asia/Pacific	1,105	1,403	(21)	2,131	2,568	(17)
Latin America/Caribbean	284	397	(28)	554	797	(30)
Total international net revenue	4,724	4,755	(1)	9,039	9,703	(7)
North America	4,267	5,121	(17)	8,558	10,313	(17)
Total net revenue	$8,991	$9,876	(9)	$17,597	$20,016	(12)

Loans (period-end)(a)
Europe/Middle East/Africa	$29,831	$32,685	(9)	$29,831	$32,685	(9)
Asia/Pacific	25,004	26,616	(6)	25,004	26,616	(6)
Latin America/Caribbean	8,811	10,434	(16)	8,811	10,434	(16)
Total international loans	63,646	69,735	(9)	63,646	69,735	(9)
North America	36,087	36,513	(1)	36,087	36,513	(1)
Total loans	$99,733	$106,248	(6)	$99,733	$106,248	(6)

Client deposits and other third-party liabilities (average)(a)
Europe/Middle East/Africa	$147,859	$139,801	6	$147,205	$137,085	7
Asia/Pacific	65,387	51,666	27	63,165	51,830	22
Latin America/Caribbean	23,619	15,012	57	22,834	13,604	68
Total international	$236,865	$206,479	15	$233,204	$202,519	15
North America	166,403	162,629	2	174,680	160,699	9
Total client deposits and other third-party liabilities	$403,268	$369,108	9	$407,884	$363,218	12

AUC (period-end) (in billions)(a)
North America	$11,764	$10,672	10	$11,764	$10,672	10
All other regions	9,895	8,257	20	9,895	8,257	20
Total AUC	$21,659	$18,929	14%	$21,659	$18,929	14%

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

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Revenue
Lending- and deposit-related fees	$252	$265	(5)%	$498	$524	(5)%
Asset management, administration and commissions	26	30	(13)	49	62	(21)
All other income(a)	299	256	17	588	500	18
Noninterest revenue	577	551	5	1,135	1,086	5
Net interest income	1,124	1,177	(5)	2,217	2,315	(4)
Total net revenue(b)	1,701	1,728	(2)	3,352	3,401	(1)
Provision for credit losses	(67)	44	NM	(62)	83	NM
Noninterest expense
Compensation expense	292	286	2	599	575	4
Noncompensation expense	378	361	5	752	709	6
Amortization of intangibles	5	5	—	10	12	(17)
Total noninterest expense	675	652	4	1,361	1,296	5
Income before income tax expense	1,093	1,032	6	2,053	2,022	2
Income tax expense	435	411	6	817	805	1
Net income	$658	$621	6	$1,236	$1,217	2
Revenue by product
Lending	$877	$971	(10)	$1,740	$1,895	(8)
Treasury services	627	607	3	1,237	1,212	2
Investment banking	166	132	26	312	250	25
Other	31	18	72	63	44	43
Total Commercial Banking net revenue	$1,701	$1,728	(2)	$3,352	$3,401	(1)

Investment banking revenue, gross(c)	$481	$385	25	$928	$726	28

Revenue by client segment
Middle Market Banking	$709	$777	(9)	$1,407	$1,530	(8)
Corporate Client Banking	477	444	7	923	877	5
Commercial Term Lending	307	315	(3)	615	606	1
Real Estate Banking	129	113	14	245	225	9
Other	79	79	—	162	163	(1)
Total Commercial Banking net revenue	$1,701	$1,728	(2)%	$3,352	$3,401	(1)%
Financial ratios
Return on common equity	19%	18%		18%	18%
Overhead ratio	40	38		41	38

(a)	Includes revenue from investment banking products and commercial card transactions.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income from municipal bond activity of $105 million and $90 million for the three months ended June 30, 2014 and 2013, respectively, and $209 million and $183 million for the six months ended June 30, 2014 and 2013, respectively.

(c)	Represents the total revenue related to investment banking products sold to CB clients.

Quarterly results
Net income was $658 million, up 6% compared with the prior year, reflecting a lower provision for credit losses, partially offset by higher noninterest expense and lower net revenue.
Net revenue was $1.7 billion, a decrease of $27 million, or 2%, compared with the prior year. Net interest income was $1.1 billion, a decrease of $53 million, or 5%, compared with the prior year, reflecting spread compression and lower purchase discounts recognized on loan repayments, partially offset by higher loan balances. Noninterest revenue was $577 million, an increase of $26 million, or 5%, compared with the prior year, driven by higher investment banking revenue.
Noninterest expense was $675 million, up 4% compared with the prior year, largely reflecting higher investments in controls.

Year-to-date results
Net income was $1.2 billion, up 2%, compared with the prior year, reflecting a lower provision for credit losses, predominantly offset by higher noninterest expense and lower net revenue.
Net revenue was $3.4 billion, a decrease of $49 million, or 1%, compared with the prior year. Net interest income was $2.2 billion, a decrease of $98 million, or 4%, reflecting spread compression and lower purchase discounts recognized on loan repayments, partially offset by higher loan and liability balances. Noninterest revenue was $1.1 billion, up $49 million, or 5%, driven by higher investment banking revenue.
Noninterest expense was $1.4 billion, an increase of $65 million, or 5%, from the prior year, largely reflecting higher investments in controls.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2014	2013	Change	2014	2013	Change
Selected balance sheet data (period-end)
Total assets	$192,523	$184,124	5%	$192,523	$184,124	5%
Loans:
Loans retained	141,181	130,487	8	141,181	130,487	8
Loans held-for-sale and loans at fair value	1,094	430	154	1,094	430	154
Total loans	$142,275	$130,917	9	$142,275	$130,917	9
Equity	14,000	13,500	4	14,000	13,500	4

Period-end loans by client segment
Middle Market Banking	$53,247	$52,053	2	$53,247	$52,053	2
Corporate Client Banking	21,585	19,933	8	21,585	19,933	8
Commercial Term Lending	50,986	45,865	11	50,986	45,865	11
Real Estate Banking	11,903	9,395	27	11,903	9,395	27
Other	4,554	3,671	24	4,554	3,671	24
Total Commercial Banking loans	$142,275	$130,917	9	$142,275	$130,917	9

Selected balance sheet data (average)
Total assets	$192,363	$184,951	4	$192,554	$183,792	5
Loans:
Loans retained	139,848	130,338	7	138,259	129,419	7
Loans held-for-sale and loans at fair value	982	1,251	(22)	1,010	1,027	(2)
Total loans	$140,830	$131,589	7	$139,269	$130,446	7
Client deposits and other third-party liabilities	199,979	195,232	2	201,453	195,598	3
Equity	14,000	13,500	4	14,000	13,500	4
Average loans by client segment
Middle Market Banking	$52,763	$52,205	1	$52,255	$52,110	—
Corporate Client Banking	21,435	21,344	—	21,138	21,203	—
Commercial Term Lending	50,451	45,087	12	49,926	44,469	12
Real Estate Banking	11,724	9,277	26	11,567	8,979	29
Other	4,457	3,676	21	4,383	3,685	19
Total Commercial Banking loans	$140,830	$131,589	7	$139,269	$130,446	7

Headcount	7,155	6,660	7%	7,155	6,660	7%

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$(26)	$9	NM	$(40)	$2	NM
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	429	505	(15)%	429	505	(15)
Nonaccrual loans held-for-sale and loans at fair value	17	8	113	17	8	113
Total nonaccrual loans	446	513	(13)	446	513	(13)
Assets acquired in loan satisfactions	12	30	(60)	12	30	(60)
Total nonperforming assets	458	543	(16)	458	543	(16)
Allowance for credit losses:
Allowance for loan losses	2,637	2,691	(2)	2,637	2,691	(2)
Allowance for lending-related commitments	155	183	(15)	155	183	(15)
Total allowance for credit losses	2,792	2,874	(3)%	2,792	2,874	(3)%
Net charge-off/(recovery) rate(b)	(0.07)%	0.03%		(0.06)%	—
Allowance for loan losses to period-end loans retained	1.87	2.06		1.87	2.06
Allowance for loan losses to nonaccrual loans retained(a)	615	533		615	533
Nonaccrual loans to total period-end loans	0.31	0.39		0.31	0.39

(a)	Allowance for loan losses of $75 million and $79 million was held against nonaccrual loans retained at June 30, 2014 and 2013, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 106–108 of JPMorgan Chase’s 2013 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Revenue
Asset management, administration and commissions	$2,242	$2,018	11%	$4,342	$3,901	11%
All other income	138	138	—	256	349	(27)
Noninterest revenue	2,380	2,156	10	4,598	4,250	8
Net interest income	576	569	1	1,136	1,128	1
Total net revenue	2,956	2,725	8	5,734	5,378	7

Provision for credit losses	1	23	(96)	(8)	44	NM

Noninterest expense
Compensation expense	1,231	1,155	7	2,487	2,325	7
Noncompensation expense	811	716	13	1,610	1,400	15
Amortization of intangibles	20	21	(5)	40	43	(7)
Total noninterest expense	2,062	1,892	9	4,137	3,768	10
Income before income tax expense	893	810	10	1,605	1,566	2
Income tax expense	341	310	10	612	579	6
Net income	$552	$500	10	$993	$987	1
Revenue by client segment(a)
Private Banking	$1,556	$1,479	5	$3,065	$2,925	5
Institutional	571	568	1	1,071	1,135	(6)
Retail	829	678	22	1,598	1,318	21
Total net revenue	$2,956	$2,725	8%	$5,734	$5,378	7%
Financial ratios
Return on common equity	25%	22%		22%	22%
Overhead ratio	70	69		72	70
Pretax margin ratio	30	30		28	29

(a)	Effective January 1, 2014, prior period amounts were reclassified to conform with current period presentation.

Quarterly results
Net income was $552 million, an increase of $52 million, or 10%, from the prior year, reflecting higher net revenue, largely offset by higher noninterest expense.
Net revenue was $3.0 billion, an increase of $231 million, or 8%, from the prior year. Noninterest revenue was $2.4 billion, up $224 million, or 10%, from the prior year, due to net client inflows and the effect of higher market levels. Net interest income was $576 million, up $7 million, or 1%, from the prior year, due to higher loan and deposit balances, largely offset by spread compression.
Noninterest expense was $2.1 billion, an increase of $170 million, or 9%, from the prior year, primarily due to continued investment in controls and growth.

Year-to-date results
Net income was $993 million, an increase of $6 million, or 1%, from the prior year, reflecting higher noninterest revenue and lower provision for credit losses, predominantly offset by higher noninterest expense.
Net revenue was $5.7 billion, an increase of $356 million, or 7%, from the prior year. Noninterest revenue was $4.6 billion, up $348 million, or 8%, from the prior year, due to net client inflows and the effect of higher market levels, partially offset by lower valuations of seed capital investments. Net interest income was $1.1 billion, up $8 million, or 1%, from the prior year, due to higher loan and deposit balances, largely offset by spread compression.
Noninterest expense was $4.1 billion, an increase of $369 million, or 10%, from the prior year, primarily due to continued investment in controls and growth.

Selected metrics	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount, ranking data and where otherwise noted)	2014	2013	Change	2014	2013	Change
Number of:
Client advisors	2,828	2,804	1%	2,828	2,804	1%
% of customer assets in 4 & 5 Star Funds(a)	51%	52%		51%	52%
% of AUM in 1st and 2nd quartiles:(b)
1 year	48	73		48	73
3 years	67	77		67	77
5 years	69	76		69	76
Selected balance sheet data (period-end)
Total assets	$128,362	$115,157	11	$128,362	$115,157	11
Loans(c)	100,907	86,043	17	100,907	86,043	17
Deposits	145,655	137,289	6	145,655	137,289	6
Equity	9,000	9,000	—	9,000	9,000	—
Selected balance sheet data (average)
Total assets	$125,492	$111,431	13	$124,088	$109,681	13
Loans	98,695	83,621	18	97,186	81,821	19
Deposits	147,747	136,577	8	148,585	138,001	8
Equity	9,000	9,000	—	9,000	9,000	—

Headcount	20,322	19,026	7%	20,322	19,026	7%

(a)	Derived from Morningstar for the U.S., the U.K., Luxembourg, France, Hong Kong and Taiwan; and Nomura for Japan.

(b)	Quartile ranking sourced from: Lipper for the U.S. and Taiwan; Morningstar for the U.K., Luxembourg, France and Hong Kong; and Nomura for Japan.

(c)
Included $20.4 billion and $14.8 billion of prime mortgage loans reported in the Consumer, excluding credit card, loan portfolio at June 30, 2014 and 2013, respectively. For the same periods, excluded $3.2 billion and $4.8 billion of prime mortgage loans reported in the CIO portfolio within the Corporate/Private Equity segment, respectively.

Selected metrics	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios and where otherwise noted)	2014	2013	Change	2014	2013	Change
Credit data and quality statistics
Net charge-offs	$(13)	$4	NM	$(8)	$27	NM
Nonaccrual loans	182	244	(25)%	182	244	(25)%
Allowance for credit losses:
Allowance for loan losses	276	270	2	276	270	2
Allowance for lending-related commitments	5	6	(17)	5	6	(17)
Total allowance for credit losses	281	276	2	281	276	2
Net charge-off rate	(0.05)%	0.02%		(0.02)%	0.07%
Allowance for loan losses to period-end loans	0.27	0.31		0.27	0.31
Allowance for loan losses to nonaccrual loans	152	111		152	111
Nonaccrual loans to period-end loans	0.18	0.28		0.18	0.28

AM firmwide disclosures(a)
Total net revenue	$3,606	$3,226	12	$6,993	$6,338	10
Client assets (in billions)(b)	2,680	2,323	15	2,680	2,323	15
Number of client advisors	5,904	5,828	1%	5,904	5,828	1%

(a)	Includes Chase Wealth Management (“CWM”), which is a unit of Consumer & Business Banking. The firmwide metrics are presented in order to capture AM’s partnership with CWM.

(b)	Excludes CWM client assets that are managed by AM.

Client assets
Client assets were $2.5 trillion, an increase of $316 billion, or 15%, compared with the prior year. Assets under management were $1.7 trillion, an increase of $237 billion, or 16%, from the prior year, due to the effect of higher market levels and net inflows to long-term products.

Custody, brokerage, administration and deposit balances were $766 billion, up $79 billion, or 11%, from the prior year, due to the effect of higher market levels and custody inflows, partially offset by brokerage outflows.

Client assets	June 30,
(in billions)	2014	2013	Change
Assets by asset class
Liquidity	$435	$431	1%
Fixed income	367	325	13
Equity	390	316	23
Multi-asset and alternatives	515	398	29
Total assets under management	1,707	1,470	16
Custody/brokerage/administration/deposits	766	687	11
Total client assets	$2,473	$2,157	15

Memo:
Alternative client assets(a)	$163	$147	11

Assets by client segment
Private Banking	$383	$340	13
Institutional	798	723	10
Retail	526	407	29
Total assets under management	$1,707	$1,470	16
Private Banking	$1,012	$910	11
Institutional	798	723	10
Retail	663	524	27
Total client assets	$2,473	$2,157	15
Mutual fund assets by asset class
Liquidity	$377	$379	(1)
Fixed income	147	139	6
Equity	214	164	30
Multi-asset and alternatives	120	60	100
Total mutual fund assets	$858	$742	16%
(a) Represents assets under management, as well as client balances in brokerage accounts.

	Three months ended June 30,		Six months ended June 30,
(in billions)	2014	2013	2014	2013
Assets under management rollforward
Beginning balance	$1,648	$1,483	$1,598	$1,426
Net asset flows:
Liquidity	(11)	(22)	(17)	(24)
Fixed income	20	4	25	6
Equity	—	7	3	22
Multi-asset and alternatives	14	14	26	27
Market/performance/other impacts	36	(16)	72	13
Ending balance, June 30	$1,707	$1,470	$1,707	$1,470
Client assets rollforward
Beginning balance	$2,394	$2,171	$2,343	$2,095
Net asset flows	21	(4)	36	16
Market/performance/other impacts	58	(10)	94	46
Ending balance, June 30	$2,473	$2,157	$2,473	$2,157

International metrics	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in billions, except where otherwise noted)	2014	2013	Change	2014	2013	Change
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$518	$435	19%	$995	$872	14%
Asia/Pacific	289	291	(1)	565	568	(1)
Latin America/Caribbean	214	230	(7)	413	436	(5)
North America	1,935	1,769	9	3,761	3,502	7
Total net revenue	$2,956	$2,725	8	$5,734	$5,378	7
Assets under management
Europe/Middle East/Africa	$327	$261	25	$327	$261	25
Asia/Pacific	138	124	11	138	124	11
Latin America/Caribbean	48	40	20	48	40	20
North America	1,194	1,045	14	1,194	1,045	14
Total assets under management	$1,707	$1,470	16	$1,707	$1,470	16
Client assets
Europe/Middle East/Africa	$393	$317	24	$393	$317	24
Asia/Pacific	186	171	9	186	171	9
Latin America/Caribbean	119	105	13	119	105	13
North America	1,775	1,564	13	1,775	1,564	13
Total client assets	$2,473	$2,157	15%	$2,473	$2,157	15%
(a) Regional revenue is based on the domicile of the client.

CORPORATE/PRIVATE EQUITY
For a discussion of Corporate/Private Equity, see pages 109–111 of JPMorgan Chase’s 2013 Annual Report and the Introduction on page 5 of this Form 10-Q.

Selected income statement data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2014	2013	Change	2014	2013	Change
Revenue
Principal transactions	$28	$393	(93)%	$378	$131	189%
Securities gains	11	124	(91)	37	633	(94)
All other income	312	(227)	NM	460	(113)	NM
Noninterest revenue	351	290	21	875	651	34
Net interest income	(81)	(676)	88	(237)	(1,270)	81
Total net revenue(a)	270	(386)	NM	638	(619)	NM

Provision for credit losses	(10)	5	NM	(21)	2	NM

Noninterest expense
Compensation expense	693	624	11	1,380	1,197	15
Noncompensation expense(b)	1,091	1,345	(19)	1,774	1,987	(11)
Subtotal	1,784	1,969	(9)	3,154	3,184	(1)
Net expense allocated to other businesses	(1,604)	(1,253)	(28)	(3,140)	(2,466)	(27)
Total noninterest expense	180	716	(75)	14	718	(98)
Income/(loss) before income tax expense/(benefit)	100	(1,107)	NM	645	(1,339)	NM
Income tax expense/(benefit)	(269)	(555)	52	(64)	(1,037)	94
Net income/(loss)	$369	$(552)	NM	$709	$(302)	NM
Total net revenue
Private equity	$36	$410	(91)	$399	$134	198
Treasury and CIO	87	(648)	NM	89	(535)	NM
Other Corporate	147	(148)	NM	150	(218)	NM
Total net revenue	$270	$(386)	NM	$638	$(619)	NM
Net income/(loss)
Private equity	$7	$212	(97)	$222	$30	NM
Treasury and CIO	(46)	(429)	89	(140)	(405)	65
Other Corporate	408	(335)	NM	627	73	NM
Total net income/(loss)	$369	$(552)	NM	$709	$(302)	NM
Total assets (period-end)	$878,886	$806,044	9	$878,886	$806,044	9
Headcount	24,298	18,720	30%	24,298	18,720	30%

(a)
Included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $180 million and $105 million for the three months ended June 30, 2014 and 2013, respectively, and $344 million and $208 million for the six months ended June 30, 2014 and 2013, respectively.

(b)
Included legal expense of $227 million and $603 million for the three months ended June 30, 2014 and 2013, respectively, and $225 million and $595 million for the six months ended June 30, 2014 and 2013.

Quarterly results
Net income was $369 million, compared with a net loss of $552 million in the prior year.
Private Equity reported a net income of $7 million, compared with net income of $212 million in the prior year. Net revenue was $36 million, compared with $410 million in the prior year, primarily due to lower net valuation gains on privately held investments.
Treasury and CIO reported a net loss of $46 million, compared with a net loss of $429 million in the prior year. Net revenue was $87 million, compared with a loss of $648 million in the prior year. Current-quarter net interest income was a loss of $10 million, compared with a loss of $558 million in the prior year, reflecting the benefit of higher interest rates and reinvestment opportunities.
Other Corporate reported net income of $408 million, compared with a net loss of $335 million in the prior year. The current quarter included $227 million of legal expense, compared with $604 million of legal expense in the prior year. The current quarter included an after-tax benefit of over $200 million for tax adjustments.
Year-to-date results
Net income was $709 million, compared with a net loss of $302 million in the prior year.
Private Equity reported net income of $222 million, compared with net income of $30 million in the prior year. Net revenue of $399 million was up from $134 million in the prior year, primarily due to higher net valuation gains on publicly held investments and net gains on sales.

Treasury and CIO reported a net loss of $140 million, compared with a net loss of $405 million in the prior year. Securities gains were $37 million, compared with $626 million in the prior year, due to the repositioning of the investment securities portfolio. Net revenue was a gain of $89 million, compared with a loss of $535 million in the prior year. Net interest income was a loss of $97 million compared with a loss of $1.0 billion in the prior year, reflecting the benefit of higher interest rates and reinvestment opportunities.
Other Corporate reported net income of $627 million, compared with net income of $73 million in the prior year. The current year included $224 million of legal expense compared with $595 million of legal expense in the prior year. The current year included an after-tax benefit of over$100 million for tax adjustments, compared with an after-tax benefit of over $200 million for tax adjustments in the prior year.
Treasury and CIO overview
Treasury and CIO are predominantly responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, funding and structural interest rate and foreign exchange risks, as well as executing the Firm’s capital plan. For further discussion of Treasury and CIO, see page 110 of the Firm’s 2013 Annual Report.
At June 30, 2014, the total Treasury and CIO investment securities portfolio was $354.0 billion; the average credit rating of the securities comprising the Treasury and CIO investment securities portfolio was AA+ (based on external ratings where available and where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). See Note 11 for further information on the details of the Firm’s investment securities portfolio.
For further information on liquidity and funding risk, see Liquidity Risk Management on pages 81–85. For information on interest rate, foreign exchange and other risks, Treasury and CIO Value-at-risk (“VaR”) and the Firm’s structural interest rate-sensitive revenue at risk (“Earnings-at-risk”), see Market Risk Management on pages 69–71.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change
Securities gains	$11	$123	(91)%	$37	$626	(94)%
Investment securities portfolio (average)(a)	348,841	355,920	(2)	347,004	360,753	(4)
Investment securities portfolio (period-end)(b)	353,989	349,044	1	353,989	349,044	1
Mortgage loans (average)	3,425	5,556	(38)	3,547	6,033	(41)
Mortgage loans (period-end)	3,295	4,955	(34)	3,295	4,955	(34)

(a)
Average investment securities included held-to-maturity balances of $47.5 billion for the three months ended June 30, 2014 and $45.7 billion for the six months ended June 30, 2014. Held-to-maturity average balances for the three and six months ended June 30, 2013 were not material.

(b)	Period-end investment securities included held-to-maturity balance of $47.8 billion at June 30, 2014. Held-to-maturity balance at June 30, 2013, was not material.

Private Equity Portfolio
Selected income statement and balance sheet data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change
Private equity gains/(losses)
Realized gains/(losses)	$513	$40	NM	$972	$88	NM
Unrealized gains/(losses)(a)	(467)	375	NM	(527)	48	NM
Total direct investments	46	415	(89)%	445	136	227%
Third-party fund investments	19	24	(21)	18	44	(59)
Total private equity gains/(losses)(b)	$65	$439	(85)%	$463	$180	157%

(a)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(b)	Included in principal transactions revenue in the Consolidated Statements of Income.

Private equity portfolio information(a)
(in millions)	June 30, 2014	December 31, 2013	Change
Publicly held securities
Carrying value	$657	$1,035	(37)%
Cost	373	672	(44)
Quoted public value	673	1,077	(38)
Privately held direct securities
Carrying value	4,541	5,065	(10)
Cost	5,756	6,022	(4)
Third-party fund investments(b)
Carrying value	570	1,768	(68)
Cost	605	1,797	(66)
Total private equity portfolio
Carrying value	$5,768	$7,868	(27)%
Cost	6,734	8,491	(21)

(a)	For more information on the Firm’s methodologies regarding the valuation of the private equity portfolio, see Note 3 of JPMorgan Chase’s 2013 Annual Report.

(b)	Unfunded commitments to third-party private equity funds were $130 million and $215 million at June 30, 2014, and December 31, 2013, respectively.

The carrying value of the private equity portfolio at June 30, 2014 was $5.8 billion, down from $7.9 billion at December 31, 2013. The decrease in the portfolio was predominantly driven by sales of investments, partially offset by unrealized gains.

ENTERPRISE-WIDE RISK MANAGEMENT
Risk is an inherent part of JPMorgan Chase’s business activities. The Firm employs a holistic approach to risk management that is intended to ensure the broad spectrum of risk types inherent in the Firm’s business activities are considered in managing its business activities.
The Firm believes effective risk management requires:

•	Personal responsibility for risk management, including identification and escalation of risk issues by all individuals within the Firm;

•	Ownership of risk management within each line of business; and

•	Firmwide structures for risk governance and oversight.
Firmwide Risk Management is overseen and managed on an enterprise-wide basis. The Firm’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Risk Officer (“CRO”) and Chief Operating Officer (“COO”) develop and set the risk management framework and governance structure for the Firm, which is intended to provide comprehensive controls and ongoing management of the major risks inherent in the Firm’s business activities. The Firm’s risk management framework is designed to create a culture of risk transparency and awareness and personal responsibility throughout the Firm where collaboration, discussion, escalation and sharing of information are encouraged. The CEO, CFO, CRO and COO are ultimately responsible and accountable to the Firm’s Board of Directors.
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

Risk disclosure	Form 10-Q page reference	Annual Report page reference
Enterprise- Wide Risk Management	50	113–116
Risk governance		114-116
Credit Risk Management	51-68	117–141
Credit Portfolio		119
Consumer Credit Portfolio	52-59	120-129
Wholesale Credit Portfolio	60-65	130-138
Community Reinvestment Act Exposure	66	138
Allowance For Credit Losses	66-68	139-141
Market Risk Management	69-71	142-148
Risk identification and classification		142-143
Value-at-risk	69-71	144-146
Economic-value stress testing		147
Earnings-at-risk	71	147-148
Risk monitoring and control: Limits		148
Country Risk Management	72	149-152
Model risk		153
Principal Risk Management		154
Operational Risk Management	73	155-157
Operational Risk Capital Measurement	73
Cybersecurity	73	156
Business resiliency		157
Legal Risk, Regulatory Risk, and Compliance Risk Management		158
Fiduciary Risk management		159
Reputation Risk Management		159
Capital Management	74-80	160-167
Liquidity Risk Management	81-85	168-173
Funding	81-84	168-172
HQLA	84	172
Contingency funding plan	85	172
Credit ratings	85	173

CREDIT RISK MANAGEMENT
Credit risk is the risk of loss from obligor or counterparty default. The Firm provides credit to a variety of customers, ranging from large corporate and institutional clients to individual consumers and small businesses.
For a further discussion of the Firm’s Credit Risk Management framework and organization, and the identification, monitoring and management of credit risks, see Credit Risk Management on pages 117–141 of JPMorgan Chase’s 2013 Annual Report.
In the following tables, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale (which are carried at the lower of cost or fair value, with valuation changes recorded in noninterest revenue); and certain loans accounted for at fair value. In addition, the Firm records certain loans accounted for at fair value in trading assets. For further information regarding these loans see Note 3 of this Form 10-Q. For additional information on the Firm’s loans and derivative receivables, including the Firm’s accounting policies, see Note 13 and Note 5 of this Form 10-Q.
For further information regarding the credit risk inherent in the Firm’s investment securities portfolio, see Note 11 of this Form 10-Q and Note 12 of JPMorgan Chase’s 2013 Annual Report.
For information on the changes in the credit portfolio, see Consumer Credit Portfolio on pages 52–59, and Wholesale Credit Portfolio on pages 60–65 of this Form 10-Q.

Total credit portfolio
	Credit exposure		Nonperforming(b)(c)(d)
(in millions)	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013
Loans retained	$735,369	$724,177	$7,634	$8,317
Loans held-for-sale	7,311	12,230	176	26
Loans at fair value	4,303	2,011	171	197
Total loans – reported	746,983	738,418	7,981	8,540
Derivative receivables	62,378	65,759	361	415
Receivables from customers and other	31,732	26,883	—	—
Total credit-related assets	841,093	831,060	8,342	8,955
Assets acquired in loan satisfactions
Real estate owned	NA	NA	638	710
Other	NA	NA	37	41
Total assets acquired in loan satisfactions	NA	NA	675	751
Total assets	841,093	831,060	9,017	9,706
Lending-related commitments	1,041,373	1,031,672	122	206
Total credit portfolio	$1,882,466	$1,862,732	$9,139	$9,912
Credit portfolio management derivatives notional, net(a)	$(34,971)	$(27,996)	$—	$(5)
Liquid securities and other cash collateral held against derivatives	(13,240)	(14,435)	NA	NA

(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net charge-offs	$1,158	$1,403	$2,427	$3,128
Average retained loans
Loans – reported	727,030	720,290	723,798	719,684
Loans – reported, excluding residential real estate PCI loans	676,168	662,776	672,166	661,382
Net charge-off rates
Loans – reported	0.64%	0.78%	0.68%	0.88%
Loans – reported, excluding PCI	0.69	0.85	0.73	0.95

(a)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 65 and Note 5.

(b)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(c)
At June 30, 2014, and December 31, 2013, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $8.1 billion and $8.4 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $2.1 billion and $2.0 billion, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $316 million and $428 million, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

(d)	At June 30, 2014, and December 31, 2013, total nonaccrual loans represented 1.07% and 1.16%, respectively, of total loans.

CONSUMER CREDIT PORTFOLIO
JPMorgan Chase’s consumer portfolio consists primarily of residential real estate loans, credit card loans, auto loans, business banking loans, and student loans. The Firm’s focus is on serving the prime segment of the consumer credit market. For further information on consumer loans, see Note 13 of this Form 10-Q and Consumer Credit Portfolio on pages 120–129 and Note 14 of JPMorgan Chase’s 2013 Annual Report.

The credit performance of the consumer portfolio continues to benefit from the improvement in the economy and home prices. Early-stage residential real estate delinquencies (30–89 days delinquent), excluding government guaranteed loans, declined during the first half of the year. Late-stage delinquencies (150+ days delinquent) continued to decline but remain elevated. The elevated level of the late-stage delinquent loans is due to loss mitigation activities currently being undertaken and to elongated foreclosure processing timelines. Losses related to these loans continue to be recognized in accordance with the Firm’s standard charge-off practices, but some delinquent loans that would otherwise have been foreclosed upon remain in the mortgage and home equity loan portfolios. The Credit Card 30+ day delinquency rate is at a historic low and continues to improve.

The following table presents consumer credit-related information with respect to the credit portfolio held by CCB as well as for prime mortgage loans held in the Asset Management and the Corporate/Private Equity segments for the dates indicated.

Consumer credit portfolio							Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	Credit exposure				Nonaccrual loans(f)(g)		Net charge-offs/(recoveries)(h)		Average annual net charge-off/(recovery) rate(h)(i)		Net charge-offs/(recoveries)(h)		Average annual net charge-off/(recovery) rate(h)(i)
	Jun 30, 2014		Dec 31, 2013		Jun 30, 2014	Dec 31, 2013	2014	2013	2014	2013	2014	2013	2014	2013
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Home equity – senior lien	$16,222		$17,113		$909	$932	$19	$32	0.46%	0.69%	$46	$75	0.55%	0.80%
Home equity – junior lien	38,263		40,750		1,671	1,876	106	204	1.09	1.82	245	494	1.25	2.17
Prime mortgage, including option ARMs	93,239		87,162		2,455	2,666	(6)	22	(0.03)	0.11	(9)	72	(0.02)	0.19
Subprime mortgage	6,552		7,104		1,273	1,390	(5)	33	(0.30)	1.69	8	100	0.23	2.52
Auto(a)	53,042		52,757		103	161	29	23	0.22	0.18	70	63	0.27	0.25
Business banking	19,453		18,951		326	385	69	74	1.44	1.59	145	135	1.53	1.46
Student and other	11,325		11,557		170	86	105	68	3.70	2.30	180	125	3.17	2.11
Total loans, excluding PCI loans and loans held-for-sale	238,096		235,394		6,907	7,496	317	456	0.54	0.79	685	1,064	0.58	0.92
Loans – PCI
Home equity	18,070		18,927		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Prime mortgage	11,302		12,038		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Subprime mortgage	3,947		4,175		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Option ARMs	16,799		17,915		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – PCI	50,118		53,055		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – retained	288,214		288,449		6,907	7,496	317	456	0.44	0.63	685	1,064	0.48	0.74
Loans held-for-sale	964	(e)	614	(e)	163	—	—	—	—	—	—	—	—	—
Total consumer, excluding credit card loans	289,178		289,063		7,070	7,496	317	456	0.44	0.63	685	1,064	0.48	0.74
Lending-related commitments(b)	56,410		56,057
Receivables from customers(c)	104		139
Total consumer exposure, excluding credit card	345,692		345,259
Credit card
Loans retained(d)	125,621		127,465		—	—	885	1,014	2.88	3.31	1,773	2,096	2.90	3.43
Loans held-for-sale	508		326		—	—	—	—	—	—	—	—	—	—
Total credit card loans	126,129		127,791		—	—	885	1,014	2.88	3.31	1,773	2,096	2.90	3.43
Lending-related commitments(c)	533,688		529,383
Total credit card exposure	659,817		657,174
Total consumer credit portfolio	$1,005,509		$1,002,433		$7,070	$7,496	$1,202	$1,470	1.17%	1.43%	$2,458	$3,160	1.20%	1.54%
Memo: Total consumer credit portfolio, excluding PCI	$955,391		$949,378		$7,070	$7,496	$1,202	$1,470	1.34%	1.66%	$2,458	$3,160	1.38%	1.79%

(a)	At June 30, 2014, and December 31, 2013, excluded operating lease-related assets of $6.1 billion and $5.5 billion, respectively.

(b)
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

(c)	Receivables from customers represent margin loans to retail brokerage customers, and are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(d)	Includes accrued interest and fees net of an allowance for the uncollectible portion of accrued interest and fee income.

(e)	Predominantly represents prime mortgage loans held-for-sale.

(f)
At June 30, 2014, and December 31, 2013, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $8.1 billion and $8.4 billion, respectively, that are 90 or more days past due; and (2) student loans insured by U.S. government agencies under the FFELP of $316 million and $428 million, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

(g)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(h)
Net charge-offs and the net charge-off rates excluded $48 million and $109 million of write-offs in the PCI portfolio for the three and six months ended June 30, 2014, respectively. These write-offs decreased the allowance for loan losses for PCI loans. See Consumer Credit Portfolio on pages 120–129 of JPMorgan Chase’s 2013 Annual Report for further details.

(i)
Average consumer loans held-for-sale were $710 million and $8 million for the three months ended June 30, 2014, and 2013, respectively, and $683 million and $4 million, for the six months ended June 30, 2014, and 2013, respectively. These amounts were excluded when calculating net charge-off rates.

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances were relatively flat during the six months ended June 30, 2014, as prime mortgage, business banking and auto originations were offset by paydowns and the charge-off or liquidation of delinquent loans. Credit performance has improved across most portfolios but delinquent residential real estate loans and home equity charge-offs remain elevated compared with pre-recessionary levels.
In the following discussion of loan and lending-related categories, PCI loans are excluded from individual loan product discussions and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, see Note 14 of JPMorgan Chase’s 2013 Annual Report.
Home equity: The home equity portfolio declined from year-end primarily reflecting loan paydowns and charge-offs. Early-stage delinquencies showed improvement from December 31, 2013. Late stage-delinquencies were flat to December 31, 2013 and continue to be elevated as improvement in the number of loans becoming severely delinquent was offset by higher average carrying values on these delinquent loans, reflecting improving collateral values. Both senior and junior lien nonaccrual loans decreased from December 31, 2013. Net charge-offs for both senior and junior lien home equity loans declined when compared with the same period of the prior year as a result of improvement in home prices and delinquencies.
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
The unpaid principal balance of non-PCI HELOCs outstanding was $48 billion at June 30, 2014. Of this balance, approximately $29 billion have recently recast or are scheduled to recast from interest-only to fully amortizing payments over the next several years, with $4 billion recasting in 2014 and $7 billion per year scheduled to recast in 2015, 2016, and 2017. However, of the total $29 billion, $2 billion have already recast in 2014 and $11 billion are expected to recast. The remaining $16 billion represents loans to borrowers who are expected either to pre-pay (including borrowers who appear to have the ability to refinance based on the borrower’s LTV ratio and FICO risk score) or charge-off. The Firm has considered this payment recast risk in its allowance for loan losses based upon the estimated amount of payment shock (i.e., the excess of the fully-amortizing payment over the interest-only payment in effect prior to recast) expected to occur at the payment recast date, along with the corresponding estimated probability of default and loss severity assumptions. Certain factors, such as future developments in both unemployment rates and home prices, could have a significant impact on the performance of these loans.
The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile or when the collateral does not support the loan amount. The Firm will continue to evaluate both the near-term and longer-term repricing and recast risks inherent in its HELOC portfolio to ensure that changes in the Firm’s estimate of incurred losses are appropriately considered in the allowance for loan losses and that the Firm’s account management practices are appropriate given the portfolio’s risk profile.
High-risk second liens are loans where the borrower has a first mortgage loan that is either delinquent or has been modified. At June 30, 2014, the Firm estimated that its home equity portfolio contained approximately $1.9 billion of current junior lien loans that were considered high risk seconds, compared with $2.3 billion at December 31, 2013. Such loans are considered to pose a higher risk of default than junior lien loans for which the senior lien is neither delinquent nor modified. The Firm estimates the balance of its total exposure to high-risk seconds on a quarterly basis using internal data and loan level credit bureau data (which typically provides the delinquency status of the senior lien). The estimated balance of these high-risk seconds may vary from quarter to quarter for reasons such as the movement of related senior liens into and out of the 30+ day delinquency bucket.

Current high risk junior liens
(in billions)	June 30, 2014	December 31, 2013
Junior liens subordinate to:
Modified current senior lien	$0.7	$0.9
Senior lien 30 – 89 days delinquent	0.6	0.6
Senior lien 90 days or more delinquent(a)	0.6	0.8
Total current high risk junior liens	$1.9	$2.3

(a)
Junior liens subordinate to senior liens that are 90 days or more past due are classified as nonaccrual loans. At June 30, 2014, and December 31, 2013, excluded approximately $100 million of junior liens that are performing but not current, which were placed on nonaccrual status in accordance with the regulatory guidance.

Of the estimated $1.9 billion of high-risk junior liens at June 30, 2014, the Firm owns approximately 10% and services approximately 25% of the related senior lien loans to the same borrowers. The performance of the Firm’s junior lien loans is generally consistent regardless of whether the Firm owns, services or does not own or service the senior lien. The increased probability of default associated with these higher-risk junior lien loans was considered in estimating the allowance for loan losses.

Mortgage: Prime mortgages, including option adjustable-rate mortgages (“ARMs”) and loans held-for-sale, increased as retained originations exceeded paydowns, the run-off of option ARM loans and the charge-off or liquidation of delinquent loans. Excluding loans insured by U.S. government agencies, both early-stage and late-stage delinquencies showed improvement from December 31, 2013. Nonaccrual loans decreased from the prior year but remain elevated primarily as a result of loss mitigation activities currently being undertaken and to elongated foreclosure processing timelines. Net charge-offs continued to improve, resulting in a net recovery of losses due to improvement in home prices and delinquencies.
At both June 30, 2014, and December 31, 2013, the Firm’s prime mortgage portfolio included $14.3 billion of mortgage loans insured and/or guaranteed by U.S. government agencies, of which $9.6 billion were, at each such date, 30 days or more past due (of which $8.1 billion and $8.4 billion, respectively, were 90 days or more past due). The Firm has entered into a settlement regarding loans insured under federal mortgage insurance programs overseen by the FHA, HUD, and VA; the Firm will continue to monitor exposure on future claim payments for government insured loans, but any financial impact related to exposure on future claims is not expected to be significant and was considered in estimating the allowance for loan losses. For further discussion of the settlement, see Note 31 of JPMorgan Chase’s 2013 Annual Report.
At June 30, 2014, and December 31, 2013, the Firm’s prime mortgage portfolio included $15.9 billion and $15.6 billion, respectively, of interest-only loans, which represented 17% and 18%, respectively, of the prime mortgage portfolio. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. To date, losses on this portfolio generally have been consistent with the broader prime mortgage portfolio and the Firm’s expectations. The Firm continues to monitor the risks associated with these loans.
Subprime mortgages continued to decrease due to portfolio runoff. Early-stage and late-stage delinquencies have improved from December 31, 2013, but remain at elevated levels. Net charge-offs continued to improve as a result of improvement in home prices and delinquencies.
Auto: Auto loans increased slightly during the first half of the year due to new originations, largely offset by paydowns and payoffs. Delinquent and nonaccrual loans improved compared with December 31, 2013. Net charge-offs increased compared with the same period of the prior year, but are consistent with expectations. The auto loan portfolio reflects a high concentration of prime-quality credits.
Business banking: Business banking loans increased compared with December 31, 2013 due to an increase in loan originations. Nonaccrual loans improved compared with December 31, 2013. Net charge-offs increased slightly from the prior year but are consistent with expectations.
Student and other: Student and other loans decreased from year end due primarily to the run-off of the student loan portfolio.
Purchased credit-impaired loans: PCI loans acquired in the Washington Mutual transaction decreased as the portfolio continues to run off.
As of June 30, 2014, approximately 17% of the option ARM PCI loans were delinquent and approximately 56% of the portfolio have been modified into fixed-rate, fully amortizing loans. Substantially all of the remaining loans are making amortizing payments, although such payments are not necessarily fully amortizing. This latter group of loans are subject to the risk of payment shock due to future payment recast. Default rates generally increase on option ARM loans when payment recast results in a payment increase. The expected increase in default rates is considered in the Firm’s quarterly impairment assessment.
The following table provides a summary of lifetime principal loss estimates included in either the nonaccretable difference or the allowance for loan losses.

Summary of lifetime principal loss estimates
	Lifetime loss estimates(a)		LTD liquidation losses(b)
(in billions)	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013
Home equity	$14.6	$14.7	$12.2	$12.1
Prime mortgage	3.8	3.8	3.4	3.3
Subprime mortgage	3.3	3.3	2.7	2.6
Option ARMs	9.9	10.2	9.1	8.8
Total	$31.6	$32.0	$27.4	$26.8

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses was $3.3 billion and $3.8 billion at June 30, 2014, and December 31, 2013, respectively.

(b)
Life-to-date (“LTD”) liquidation losses represent both realization of loss upon loan resolution and any principal forgiven upon modification. LTD liquidation losses included $162 million and $53 million of write-offs of prime mortgages at June 30, 2014, and December 31, 2013, respectively.

Current estimated LTVs of residential real estate loans
The current estimated average LTV ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 72% at June 30, 2014, compared with 75% at December 31, 2013.
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

LTV ratios and ratios of carrying values to current estimated collateral values – PCI loans
	June 30, 2014					December 31, 2013
(in millions, except ratios)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)
Home equity	$18,849	85%	(b)	$16,312	74%	$19,830	90%	(b)	$17,169	78%
Prime mortgage	11,087	79		9,685	69	11,876	83		10,312	72
Subprime mortgage	5,102	86		3,767	63	5,471	91		3,995	66
Option ARMs	17,838	77		16,605	72	19,223	82		17,421	74

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

(c)
Net carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition and is also net of the allowance for loan losses at June 30, 2014, and December 31, 2013 of $1.6 billion and $1.7 billion for prime mortgage, respectively, $194 million and $494 million for option ARMs, respectively, and $1.8 billion for home equity and $180 million for subprime mortgage for both periods.

The current estimated average LTV ratios were 80% and 94% for California and Florida PCI loans, respectively, at June 30, 2014, compared with 85% and 103%, respectively, at December 31, 2013. Average LTV ratios have declined consistent with recent improvements in home prices. Although home prices have improved, home prices in most areas of California and Florida are still lower than at the peak of the housing market; this continues to negatively contribute to current estimated average LTV ratios and the ratio of net carrying value to current estimated collateral value for loans in the PCI portfolio.
For further information on current estimated LTVs of residential real estate loans, see Note 13.

Geographic composition of residential real estate loans
For information on the geographic composition of the Firm’s residential real estate loans, see Note 13.
Loan modification activities – residential real estate loans
For both the Firm’s on–balance sheet loans and loans serviced for others, approximately 1.6 million mortgage modifications have been offered to borrowers and more than 763,000 have been approved since the beginning of 2009. Of these, approximately 759,000 have achieved permanent modification as of June 30, 2014. Of the remaining modifications offered, 18% are in a trial period or still being reviewed for a modification, while 82% have dropped out of the modification program or otherwise were deemed not eligible for final modification.
The performance of modified loans generally differs by product type due to differences in both the credit quality and the types of modifications provided. Performance metrics for modifications to the residential real estate portfolio, excluding PCI loans, that have been seasoned more than six months show weighted-average redefault rates of 18% for senior lien home equity, 20% for junior lien home equity, 15% for prime mortgages including option ARMs, and 27% for subprime mortgages. The cumulative performance metrics for modifications to the PCI residential real estate portfolio seasoned more than six months show weighted average redefault rates of 19% for home equity, 16% for prime mortgages, 14% for option ARMs and 30% for subprime mortgages. The favorable performance of the PCI option ARM modifications is the result of a targeted proactive program which fixes the borrower’s payment at the current level. The cumulative redefault rates reflect the performance of modifications completed under both the Home Affordable Modification Program (“HAMP”) and the Firm’s proprietary modification programs from October 1, 2009, through June 30, 2014.
Certain loans that were modified under HAMP and the Firm’s proprietary modification programs (primarily the Firm’s modification program that was modeled after HAMP) have interest rate reset provisions (“step-rate modifications”). Interest rates on these loans will generally increase beginning in 2014 by 1% per year until the rate reaches a specified cap, typically at a prevailing market interest rate for a fixed-rate loan as of the modification date. The carrying value of non-PCI loans modified in step-rate modifications was $5 billion at June 30, 2014, with $1 billion per year scheduled to experience the initial interest rate increase in 2015 and 2016. The unpaid principal balance of PCI loans modified in step-rate modifications was $11 billion at June 30, 2014, with $2 billion and $3 billion scheduled to experience the initial interest rate increase in 2015 and 2016, respectively. The impact of these potential interest rate increases is considered in the Firm’s allowance for loan losses. The Firm will continue to monitor this risk exposure to ensure that it is appropriately considered in the Firm’s allowance for loan losses.

The following table presents information as of June 30, 2014, and December 31, 2013, relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. For further information on modifications for the three and six months ended June 30, 2014 and 2013, see Note 13.

Modified residential real estate loans
	June 30, 2014		December 31, 2013
(in millions)	Retained loans	Non-accrual retained loans(d)	Retained loans	Non-accrual retained loans(d)
Modified residential real estate loans, excluding PCI loans(a)(b)
Home equity – senior lien	$1,119	$629	$1,146	$641
Home equity – junior lien	1,310	641	1,319	666
Prime mortgage, including option ARMs	6,718	1,703	7,004	1,737
Subprime mortgage	3,478	1,078	3,698	1,127
Total modified residential real estate loans, excluding PCI loans	$12,625	$4,051	$13,167	$4,171
Modified PCI loans(c)
Home equity	$2,619	NA	$2,619	NA
Prime mortgage	6,682	NA	6,977	NA
Subprime mortgage	3,956	NA	4,168	NA
Option ARMs	12,461	NA	13,131	NA
Total modified PCI loans	$25,718	NA	$26,895	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At June 30, 2014, and December 31, 2013, $6.7 billion and $7.6 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 15.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
As of June 30, 2014, and December 31, 2013, nonaccrual loans included $3.1 billion and $3.0 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status, see Note 13.

Nonperforming assets
The following table presents information as of June 30, 2014, and December 31, 2013, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	June 30, 2014	December 31, 2013
Nonaccrual loans(b)
Residential real estate	$6,471	$6,864
Other consumer	599	632
Total nonaccrual loans	7,070	7,496
Assets acquired in loan satisfactions
Real estate owned	515	614
Other	37	41
Total assets acquired in loan satisfactions	552	655
Total nonperforming assets	$7,622	$8,151

(a)
At June 30, 2014, and December 31, 2013, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $8.1 billion and $8.4 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $2.1 billion and $2.0 billion, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $316 million and $428 million, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

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

Nonaccrual loans in the residential real estate portfolio totaled $6.5 billion at June 30, 2014, of which 33% were greater than 150 days past due, compared with nonaccrual residential real estate loans of $6.9 billion at December 31, 2013, of which 34% were greater than 150 days past due. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 51% to the estimated net realizable value of the collateral at both June 30, 2014, and December 31, 2013. Loss mitigation activities and the elongated foreclosure processing timelines are expected to continue to result in elevated levels of nonaccrual loans in the residential real estate portfolios.

Active and suspended foreclosure: At June 30, 2014, and December 31, 2013, the Firm had non-PCI residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $1.7 billion and $2.1 billion, respectively, not included in real estate owned (“REO”), that were in the process of active or suspended foreclosure. The Firm also had PCI residential real estate loans that were in the process of active or suspended foreclosure at June 30, 2014, and December 31, 2013, with an unpaid principal balance of $3.8 billion and $4.8 billion, respectively.
Nonaccrual loans: The following table presents changes in consumer, excluding credit card, nonaccrual loans for the six months ended June 30, 2014 and 2013.

Nonaccrual loans
Six months ended June 30,
(in millions)	2014	2013
Beginning balance	$7,496	$9,174
Additions	2,656	3,942
Reductions:
Principal payments and other(a)	780	689
Charge-offs	752	1,012
Returned to performing status	1,227	2,250
Foreclosures and other liquidations	323	589
Total reductions	3,082	4,540
Net additions/(reductions)	(426)	(598)
Ending balance	$7,070	$8,576

(a)	Other reductions includes loan sales.

Credit Card
Total credit card loans decreased from December 31, 2013 due to seasonality. The 30+ day delinquency rate decreased to 1.41% at June 30, 2014, from 1.67% at December 31, 2013. For the three months ended June 30, 2014 and 2013, the net charge-off rates were 2.88% and 3.31%, respectively. For the six months ended June 30, 2014 and 2013, the net charge-off rates were 2.90% and 3.43%, respectively. Charge-offs have improved compared with a year ago as a result of improvement in delinquent loans. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification. For information on the geographic composition of the Firm’s credit card loans, see Note 13.

Modifications of credit card loans
At June 30, 2014, and December 31, 2013, the Firm had $2.5 billion and $3.1 billion, respectively, of credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms because the cardholder did not comply with the modified payment terms. The decrease in modified credit card loans outstanding from December 31, 2013, was attributable to a reduction in new modifications as well as ongoing payments and charge-offs on previously modified credit card loans.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged-off. However, the Firm establishes an allowance, which is offset against loans and charged to interest income, for the estimated uncollectible portion of accrued interest and fee income.
For additional information about loan modification programs to borrowers, see Consumer Credit Portfolio on pages 52–59 and Note 13.

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
As of June 30, 2014, wholesale credit exposure (primarily CIB, CB, and AM) continued to experience a generally favorable credit environment and stable credit quality trends with low levels of criticized exposure, nonaccrual loans and charge-offs.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013
Loans retained	$321,534	$308,263	$727	$821
Loans held-for-sale	5,839	11,290	13	26
Loans at fair value	4,303	2,011	171	197
Loans – reported	331,676	321,564	911	1,044
Derivative receivables	62,378	65,759	361	415
Receivables from customers and other(a)	31,628	26,744	—	—
Total wholesale credit-related assets	425,682	414,067	1,272	1,459
Lending-related commitments	451,275	446,232	122	206
Total wholesale credit exposure	$876,957	$860,299	$1,394	$1,665
Credit portfolio management derivatives notional, net(b)	$(34,971)	$(27,996)	$—	$(5)
Liquid securities and other cash collateral held against derivatives	(13,240)	(14,435)	NA	NA

(a)
Receivables from customers and other include $31.5 billion and $26.5 billion of margin loans at June 30, 2014, and December 31, 2013, respectively, to prime and retail brokerage customers; these are classified in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 65, and Note 5.

(c)	Excludes assets acquired in loan satisfactions.

The following tables present the maturity and ratings profiles of the wholesale credit portfolio as of June 30, 2014, and December 31, 2013. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(e)				Ratings profile
June 30, 2014	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$119,788	$126,397	$75,349	$321,534	$235,691	$85,843	$321,534	73%
Derivative receivables				62,378			62,378
Less: Liquid securities and other cash collateral held against derivatives				(13,240)			(13,240)
Total derivative receivables, net of all collateral	11,092	15,411	22,635	49,138	40,083	9,055	49,138	82
Lending-related commitments	175,950	264,098	11,227	451,275	358,312	92,963	451,275	79
Subtotal	306,830	405,906	109,211	821,947	634,086	187,861	821,947	77
Loans held-for-sale and loans at fair value(a)				10,142			10,142
Receivables from customers and other				31,628			31,628
Total exposure – net of liquid securities and other cash collateral held against derivatives				$863,717			$863,717
Credit Portfolio Management derivatives net notional by reference entity ratings profile(b)(c)(d)	$(1,529)	$(25,443)	$(7,999)	$(34,971)	$(30,977)	$(3,994)	$(34,971)	89%

	Maturity profile(e)				Ratings profile
December 31, 2013	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade		Noninvestment-grade		Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3		BB+/Ba1 & below
Loans retained	$108,392	$124,111	$75,760	$308,263	$226,070		$82,193		$308,263	73%
Derivative receivables				65,759					65,759
Less: Liquid securities and other cash collateral held against derivatives				(14,435)					(14,435)
Total derivative receivables, net of all collateral	13,550	15,935	21,839	51,324	41,104	(f)	10,220	(f)	51,324	80
Lending-related commitments	179,301	255,426	11,505	446,232	353,974		92,258		446,232	79
Subtotal	301,243	395,472	109,104	805,819	621,148		184,671		805,819	77
Loans held-for-sale and loans at fair value(a)				13,301					13,301
Receivables from customers and other				26,744					26,744
Total exposure – net of liquid securities and other cash collateral held against derivatives				$845,864					$845,864
Credit Portfolio Management derivatives net notional by reference entity ratings profile(b)(c)(d)	$(1,149)	$(19,516)	$(7,331)	$(27,996)	$(24,649)		$(3,347)		$(27,996)	88%

(a)	Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not qualify for hedge accounting under U.S. GAAP.

(c)	The notional amounts are presented on a net basis by underlying reference entity and the ratings profile shown is based on the ratings of the reference entity on which protection has been purchased.

(d)
Predominantly all of the credit derivatives entered into by the Firm where it has purchased protection, including Credit Portfolio Management derivatives, are executed with investment grade counterparties.

(e)
The maturity profile of retained loans, lending-related commitments and derivative receivables is based on the remaining contractual maturity. Derivative contracts that are in a receivable position at June 30, 2014, may become a payable prior to maturity based on their cash flow profile or changes in market conditions.

(f)	The prior period amounts have been revised to conform with the current period presentation.
Wholesale credit exposure – selected industry exposures
The Firm focuses on the management and diversification of its industry exposures, paying particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, increased by 1% to $12.3 billion at June 30, 2014, from $12.2 billion at December 31, 2013.

Below are summaries of the top 25 industry exposures as of June 30, 2014, and December 31, 2013. For additional information on industry concentrations, see Note 5 of JPMorgan Chase’s 2013 Annual Report.

						Selected metrics
						30 days or more past due and accruing loans	Year-to-date net charge-offs/ (recoveries)	Credit portfolio manage-ment credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the six months ended	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
June 30, 2014
(in millions)
Top 25 industries(a)
Real Estate	$93,793	$67,890	$23,727	$1,887	$289	$147	$(15)	$(61)	$(29)
Banks & Finance Cos	60,209	50,322	9,262	551	74	23	(7)	(2,288)	(5,550)
Oil & Gas	48,211	33,357	14,489	325	40	77	—	(214)	(110)
Healthcare	46,716	38,679	7,338	677	22	1	—	(117)	(240)
Consumer Products	40,021	23,798	15,516	700	7	38	—	(46)	—
Asset Managers	34,455	28,100	6,350	5	—	17	(12)	(8)	(2,906)
State & Municipal Govt(b)	33,440	32,698	664	78	—	71	24	(151)	(104)
Utilities	28,308	24,966	3,051	260	31	—	—	(376)	(205)
Retail & Consumer Services	26,112	16,663	8,219	1,185	45	26	4	(99)	—
Central Govt	22,478	22,050	374	54	—	—	—	(11,488)	(1,534)
Technology	20,547	13,227	6,693	607	20	—	—	(290)	—
Machinery & Equipment Mfg	20,083	11,832	7,951	300	—	7	(2)	(161)	(2)
Transportation	16,406	11,319	4,986	78	23	5	(3)	(74)	(73)
Metals/Mining	16,365	8,660	6,622	1,081	2	8	18	(440)	(4)
Business Services	14,538	7,385	6,849	279	25	14	1	(10)	(1)
Media	14,172	8,386	5,426	334	26	1	(10)	(75)	(6)
Telecom Services	14,019	8,258	5,602	149	10	—	—	(609)	(8)
Building Materials/Construction	13,376	6,259	6,410	700	7	24	—	(142)	—
Insurance	12,663	10,060	2,314	84	205	—	—	—	(1,677)
Automotive	12,496	8,000	4,365	131	—	1	—	(371)	—
Chemicals/Plastics	12,064	8,227	3,719	118	—	11	(2)	(11)	—
Securities Firms & Exchanges	11,856	9,871	1,970	12	3	12	4	(4,984)	(277)
Agriculture/Paper Mfg	7,319	4,743	2,419	154	3	41	—	(4)	(7)
Aerospace/Defense	5,877	5,002	851	24	—	1	—	(67)	(1)
Leisure	5,469	2,924	1,906	484	155	4	—	(5)	(19)
All other(c)	204,194	183,313	19,873	785	223	1,039	(31)	(12,880)	(487)
Subtotal	$835,187	$645,989	$176,946	$11,042	$1,210	$1,568	$(31)	$(34,971)	$(13,240)
Loans held-for-sale and loans at fair value	10,142
Receivables from customers and other	31,628
Total	$876,957

								Selected metrics
								30 days or more past due and accruing loans	Full year net charge-offs/ (recoveries)	Credit portfolio manage- ment credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
				Noninvestment-grade
As of or for the year ended	Credit exposure(d)	Investment- grade		Noncriticized		Criticized performing	Criticized nonperforming
December 31, 2013
(in millions)
Top 25 industries(a)
Real Estate	$87,102	$62,964		$21,505		$2,286	$347	$178	$6	$(66)	$(125)
Banks & Finance Cos	66,881	56,675		9,707		431	68	14	(22)	(2,692)	(6,227)
Oil & Gas	46,934	34,708		11,779		436	11	34	13	(227)	(67)
Healthcare	45,910	37,635		7,952		317	6	49	3	(198)	(195)
Consumer Products	34,145	21,100		12,505		537	3	4	11	(149)	(1)
Asset Managers	33,506	26,991		6,477		38	—	217	(7)	(5)	(3,191)
State & Municipal Govt(b)	35,666	34,563		826		157	120	40	1	(161)	(144)
Utilities	28,983	25,521		3,045		411	6	2	28	(445)	(306)
Retail & Consumer Services	25,068	16,101		8,453		492	22	6	—	(91)	—
Central Govt	21,049	20,633		345		71	—	—	—	(10,088)	(1,541)
Technology	21,403	13,787		6,771		825	20	—	—	(512)	—
Machinery & Equipment Mfg	19,078	11,154		7,549		368	7	20	(18)	(257)	(8)
Transportation	13,975	9,683		4,165		100	27	10	8	(68)	—
Metals/Mining	17,434	9,266		7,508		594	66	1	16	(621)	(36)
Business Services	14,601	7,838		6,447		286	30	9	10	(10)	(2)
Media	13,858	7,783		5,658		315	102	6	36	(26)	(5)
Telecom Services	13,906	9,130		4,284		482	10	—	7	(272)	(8)
Building Materials/Construction	12,901	5,701		6,354		839	7	15	3	(132)	—
Insurance	13,761	10,681		2,757		84	239	—	(2)	(98)	(1,935)
Automotive	12,532	7,881		4,490		159	2	3	(3)	(472)	—
Chemicals/Plastics	10,637	7,189		3,211		222	15	—	—	(13)	(83)
Securities Firms & Exchanges	10,035	4,208	(f)	5,806	(f)	14	7	1	(68)	(4,169)	(175)
Agriculture/Paper Mfg	7,387	4,238		3,064		82	3	31	—	(4)	(4)
Aerospace/Defense	6,873	5,447		1,426		—	—	—	—	(142)	(1)
Leisure	5,331	2,950		1,797		495	89	5	—	(10)	(14)
All other(c)	201,298	180,460		19,911		692	235	1,249	(6)	(7,068)	(367)
Subtotal	$820,254	$634,287		$173,792		$10,733	$1,442	$1,894	$16	$(27,996)	$(14,435)
Loans held-for-sale and loans at fair value	13,301
Receivables from customers and other	26,744
Total	$860,299

(a)
The industry rankings presented in the table as of December 31, 2013, are based on the industry rankings of the corresponding exposures at June 30, 2014, not actual rankings of such exposures at December 31, 2013.

(b)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at June 30, 2014, and December 31, 2013, noted above, the Firm held: $7.5 billion and $7.9 billion, respectively, of trading securities; $28.1 billion and $29.5 billion, respectively, of AFS securities; and $8.3 billion and $920 million, respectively, of HTM securities, issued by U.S. state and municipal governments. For further information, see Note 3 and Note 11.

(c)
All other includes: individuals, private education and civic organizations; SPEs; and holding companies, representing approximately 66%, 20% and 5%, respectively, at June 30, 2014, and 64%, 22% and 5%, respectively, at December 31, 2013.

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

Loans
In the normal course of its wholesale business, the Firm provides loans to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. For further discussion on loans, including information on credit quality indicators, see Note 13.
The Firm actively manages its wholesale credit exposure. One way of managing credit risk is through secondary market sales of loans and lending-related commitments. During the six months ended June 30, 2014 and 2013, the Firm sold $14.1 billion and $8.3 billion, respectively, of loans and lending-related commitments.
The following table presents the change in the nonaccrual loan portfolio for the six months ended June 30, 2014 and 2013.

Wholesale nonaccrual loan activity
Six months ended June 30,
(in millions)	2014	2013(a)
Beginning balance	$1,044	$1,717
Additions	450	728
Reductions:
Paydowns and other	357	653
Gross charge-offs	77	116
Returned to performing status	92	134
Sales	57	240
Total reductions	583	1,143
Net reductions	(133)	(415)
Ending balance	$911	$1,302

(a)	During 2013, certain loans that resulted from restructurings that were previously classified as performing were reclassified as nonperforming loans.
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and six months ended June 30, 2014 and 2013. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs
(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Loans – reported
Average loans retained	$315,415	$308,277	$312,244	$306,110
Gross charge-offs	9	50	77	116
Gross recoveries	(53)	(117)	(108)	(148)
Net recoveries	(44)	(67)	(31)	(32)
Net recovery rate	(0.06)%	(0.09)%	(0.02)%	(0.02)%

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
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s likely actual future credit exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $221.5 billion and $218.9 billion as of June 30, 2014, and December 31, 2013, respectively.
Derivative contracts
In the normal course of business, the Firm uses derivative instruments predominantly for market-making activities. Derivatives enable customers to manage exposures to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its own credit exposure. For further discussion of derivative contracts, see Note 5.
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	Derivative receivables
	June 30, 2014	December 31, 2013
Interest rate	$28,829	$25,782
Credit derivatives	2,964	1,516
Foreign exchange	11,625	16,790
Equity	9,377	12,227
Commodity	9,583	9,444
Total, net of cash collateral	62,378	65,759
Liquid securities and other cash collateral held against derivative receivables	(13,240)	(14,435)
Total, net of collateral	$49,138	$51,324

Derivative receivables reported on the Consolidated Balance Sheets were $62.4 billion and $65.8 billion at June 30, 2014, and December 31, 2013, respectively. These amounts represent the fair value of the derivative contracts, after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other G7 government bonds) and other cash collateral held by the Firm aggregating $13.2 billion and $14.4 billion at June 30, 2014, and December 31, 2013, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor.
In addition to the collateral described in the preceding paragraph, the Firm also holds additional collateral (primarily cash, G7 government securities, other liquid government-agency and guaranteed securities, and corporate debt and equity securities) delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Although this collateral does not reduce the balances and is not included in the table above, it is available as security against potential exposure that could arise should the fair value of the client’s derivative transactions move in the Firm’s favor. As of June 30, 2014, and December 31, 2013, the Firm held $33.3 billion and $29.0 billion, respectively, of this additional collateral. The derivative receivables fair value, net of all collateral, also does not include other credit enhancements, such as letters of credit. For additional information on the Firm’s use of collateral agreements, see Note 5.

The following table summarizes the ratings profile by derivative counterparty of the Firm’s derivative receivables, including credit derivatives, net of other liquid securities collateral, for the dates indicated.

Ratings profile of derivative receivables
Rating equivalent	June 30, 2014		December 31, 2013(a)
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
AAA/Aaa to AA-/Aa3	$11,069	23%	$12,953	25%
A+/A1 to A-/A3	12,150	25	12,930	25
BBB+/Baa1 to BBB-/Baa3	16,864	34	15,220	30
BB+/Ba1 to B-/B3	8,163	16	6,806	13
CCC+/Caa1 and below	892	2	3,415	7
Total	$49,138	100%	$51,324	100%

(a)	The prior period amounts have been revised to conform with the current period presentation.
As noted above, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s derivatives transactions subject to collateral agreements – excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity – was 87% as of June 30, 2014, largely unchanged compared with 86% as of December 31, 2013.
Credit derivatives
The Firm uses credit derivatives for two primary purposes: first, in its capacity as a market-maker; and second, as an end-user, to manage the Firm’s own credit risk associated with various exposures. For a detailed description of credit derivatives, see Credit derivatives in Note 5 of this Form
10-Q, and Note 6 of JPMorgan Chase’s 2013 Annual Report.
Credit portfolio management activities
Included in the Firm’s end-user activities are credit derivatives used to mitigate the credit risk associated with traditional lending activities (loans and unfunded commitments) and derivatives counterparty exposure in the Firm’s wholesale businesses (collectively, “credit portfolio management” activities). Information on credit portfolio management activities is provided in the table below. For further information on derivatives used in credit portfolio management activities, see Credit derivatives in Note 5 of this Form 10-Q, and Note 6 of JPMorgan Chase’s 2013 Annual Report.

Credit derivatives used in credit portfolio management activities
	Notional amount of protection purchased and sold (a)
(in millions)	June 30, 2014	December 31, 2013
Credit derivatives used to manage:
Loans and lending-related commitments	$3,082	$2,764
Derivative receivables	31,984	25,328
Total net protection purchased	35,066	28,092
Total net protection sold	95	96
Credit portfolio management derivatives notional, net	$34,971	$27,996

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.

COMMUNITY REINVESTMENT ACT EXPOSURE
The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of borrowers in all segments of their communities, including neighborhoods with low or moderate incomes. The Firm is a national leader in community development by providing loans, investments and community development services in communities across the United States.
At June 30, 2014, and December 31, 2013, the Firm’s CRA loan portfolio was approximately $20 billion and $18 billion, respectively. At June 30, 2014, and December 31, 2013, 47% and 50%, respectively, of the CRA portfolio were residential mortgage loans; 30% and 26%, respectively, were commercial real estate loans; 15% and 16%, respectively, were business banking loans; and 8%, for both periods, were other loans. CRA nonaccrual loans were 3% of the Firm’s total nonaccrual loans for both June 30, 2014, and December 31, 2013. As a percentage of the Firm’s net charge-offs, net charge-offs in the CRA portfolio were 1% for each of the three months ended June 30, 2014 and 2013, and 1% and 2%, respectively, for the six months ended June 30, 2014 and 2013.

ALLOWANCE FOR CREDIT LOSSES
JPMorgan Chase’s allowance for loan losses covers both the consumer (primarily scored) portfolio and wholesale (risk-rated) portfolio. The allowance represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also determines an allowance for wholesale and certain consumer lending-related commitments.
For a further discussion of the components of the allowance for credit losses and related management judgments, see Critical Accounting Estimates Used by the Firm on pages 86–88 of this Form 10-Q and Note 15 of JPMorgan Chase’s 2013 Annual Report.
At least quarterly, the allowance for credit losses is reviewed by the CRO, the CFO and the Controller of the Firm, and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of June 30, 2014, JPMorgan Chase deemed the allowance for credit losses to be appropriate and sufficient to absorb probable credit losses inherent in the portfolio.

The consumer, excluding credit card, allowance for loan losses reflected a reduction from December 31, 2013, due to the continued improvement in home prices and delinquency trends in the residential real estate portfolio and the run-off of the student loan portfolio. For additional information about delinquencies and nonaccrual loans in the consumer, excluding credit card, loan portfolio, see Consumer Credit Portfolio on pages 52–59 and Note 13.
The credit card allowance for loan losses reflected a reduction from December 31, 2013, primarily due to a reduction in the asset-specific allowance due to increased granularity of impairment estimates for loans modified in TDRs. For additional information about delinquencies in the credit card loan portfolio, see Consumer Credit Portfolio on pages 52–59 and Note 13.
The wholesale allowance was relatively unchanged, reflecting a generally favorable credit environment and stable credit quality trends.

Summary of changes in the allowance for credit losses
	2014				2013
Six months ended June 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$8,456	$3,795	$4,013	$16,264	$12,292	$5,501	$4,143	$21,936
Gross charge-offs	1,084	1,982	77	3,143	1,458	2,414	116	3,988
Gross recoveries	(399)	(209)	(108)	(716)	(394)	(318)	(148)	(860)
Net charge-offs/(recoveries)	685	1,773	(31)	2,427	1,064	2,096	(32)	3,128
Write-offs of PCI loans(a)	109	—	—	109	—	—	—	—
Provision for loan losses	81	1,573	(55)	1,599	(531)	1,046	64	579
Other	—	(1)	—	(1)	(6)	(6)	9	(3)
Ending balance at June 30,	$7,743	$3,594	$3,989	$15,326	$10,691	$4,445	$4,248	$19,384
Impairment methodology
Asset-specific(b)	$598	$583	$138	$1,319	$713	$1,227	$228	$2,168
Formula-based	3,396	3,011	3,851	10,258	4,267	3,218	4,020	11,505
PCI	3,749	—	—	3,749	5,711	—	—	5,711
Total allowance for loan losses	$7,743	$3,594	$3,989	$15,326	$10,691	$4,445	$4,248	$19,384
Allowance for lending-related commitments
Beginning balance at January 1,	$8	$—	$697	$705	$7	$—	$661	$668
Provision for lending-related commitments	1	—	(58)	(57)	1	—	84	85
Other	—	—	—	—	—	—	—	—
Ending balance at June 30,	$9	$—	$639	$648	$8	$—	$745	$753
Impairment methodology
Asset-specific	$—	$—	$43	$43	$—	$—	$79	$79
Formula-based	9	—	596	605	8	—	666	674
Total allowance for lending-related commitments(c)	$9	$—	$639	$648	$8	$—	$745	$753
Total allowance for credit losses	$7,752	$3,594	$4,628	$15,974	$10,699	$4,445	$4,993	$20,137
Memo:
Retained loans, end of period	$288,214	$125,621	$321,534	$735,369	$287,388	$124,288	$308,208	$719,884
Retained loans, average	288,443	123,111	312,244	723,798	290,366	123,208	306,110	719,684
PCI loans, end of period	50,118	—	5	50,123	56,736	—	12	56,748
Credit ratios
Allowance for loan losses to retained loans	2.69%	2.86%	1.24%	2.08%	3.72%	3.58%	1.38%	2.69%
Allowance for loan losses to retained nonaccrual loans(c)	112	NM	549	201	125	NM	424	202
Allowance for loan losses to retained nonaccrual loans excluding credit card	112	NM	549	154	125	NM	424	156
Net charge-off/(recovery) rates	0.48	2.90	(0.02)	0.68	0.74	3.43	(0.02)	0.88
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans	1.68	2.86	1.24	1.69	2.16	3.58	1.38	2.06
Allowance for loan losses to retained nonaccrual loans(d)	58	NM	549	152	58	NM	424	143
Allowance for loan losses to retained nonaccrual loans excluding credit card	58	NM	549	105	58	NM	424	96
Net charge-off/(recovery) rates	0.58%	2.90%	(0.02)%	0.73%	0.92%	3.43%	(0.02)%	0.95%

(a)
Write-offs of PCI loans are recorded against the allowance for loan losses when actual losses for a pool exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. Any write-offs of PCI loans are recognized when the underlying loan is removed from a pool (e.g., upon liquidation).

(b)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(c)	The allowance for lending-related commitments is reported in other liabilities on the Consolidated Balance Sheets.

(d)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

Provision for credit losses
For the three and six months ended June 30, 2014, the provision for credit losses was $692 million and $1.5 billion respectively, compared with $47 million and $664 million respectively, from the prior year periods. The consumer provision for the six months ended June 30, 2014 reflected an $804 million reduction in the allowance for loan losses, compared with a $2.7 billion reduction in the prior year period. The decrease in the consumer allowance for loan loss reduction from the prior year was partially offset by lower charge-offs. The wholesale provision for credit losses reflected a generally favorable credit environment and stable credit quality trends.

	Three months ended June 30,						Six months ended June 30,
	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses		Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Consumer, excluding credit card	$(38)	$(494)	$1	$1	$(37)	$(493)	$81	$(531)	$1	$1	$82	$(530)
Credit card	885	464	—	—	885	464	1,573	1,046	—	—	1,573	1,046
Total consumer	847	(30)	1	1	848	(29)	1,654	515	1	1	1,655	516
Wholesale	(165)	40	9	36	(156)	76	(55)	64	(58)	84	(113)	148
Total provision for credit losses	$682	$10	$10	$37	$692	$47	$1,599	$579	$(57)	$85	$1,542	$664

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
Since VaR is based on historical data, it is an imperfect measure of market risk exposure and potential losses, and it is not used to estimate the impact of stressed market conditions or to manage any impact from potential stress events. In addition, based on their reliance on available historical data, limited time horizons, and other factors, VaR measures are inherently limited in their ability to measure certain risks and to predict losses, particularly those associated with market illiquidity and sudden or severe shifts in market conditions. In addition to VaR, the Firm considers other measures such as stress testing to capture and manage its market risk positions.

In addition, for certain products, specific risk parameters are not captured in VaR due to the lack of inherent liquidity and availability of appropriate historical data. The Firm uses proxies to estimate the VaR for these and other products when daily time series are not available. It is likely that using an actual price-based time series for these products, if available, would affect the VaR results presented. The Firm uses alternative methods to capture and measure those risk parameters that are not otherwise captured in VaR, including economic-value stress testing, nonstatistical measures and risk identification for large exposures. For further information, see Market Risk Management on page 147 of the 2013 Annual Report.
The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and other factors. Such changes will also affect historical comparisons of VaR results. Model changes go through a review and approval process by the Model Review Group prior to implementation into the operating environment. For further information, see Model risk on page 153 of the 2013 Annual Report.
The Firm’s Risk Management VaR is calculated assuming a one-day holding period and an expected tail-loss methodology which approximates a 95% confidence level. For risk management purposes, the Firm believes this methodology provides a stable measure of VaR that closely aligns to the day-to-day risk management decisions made by the lines of business and provides information to respond to risk events on a daily basis. The Firm also calculates a daily Regulatory VaR which is used to derive the Firm’s regulatory VaR-based capital requirements under Basel III. For further information regarding the key differences between Risk Management VaR and Regulatory VaR, see page 146 of the 2013 Annual Report. For additional information on Regulatory VaR and the other components of market risk regulatory capital for the Firm (e.g. VaR-based measure, stressed VaR-based measure and the respective backtesting), see JPMorgan Chase’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website (http://investor.shareholder.com/jpmorganchase/basel.cfm), and Capital Management on pages 74–80 of this Form 10-Q and pages 160–167 of the 2013 Annual Report.

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level.

Total VaR	Three months ended June 30,																Six months ended June 30,
	2014						2013						At June 30,				Average
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2014		2013		2014		2013
CIB trading VaR by risk type
Fixed income	$38		$31		$45		$35		$23		$49		$34		$44		$37		$45
Foreign exchange	8		5		13		7		5		11		6		5		7		7
Equities	14	(c)	10		21		14		10		21		15		18		14	(c)	14
Commodities and other	9		7		14		13		11		17		9		12		10		14
Diversification benefit to CIB trading VaR	(30)	(a)(c)	NM	(b)	NM	(b)	(33)	(a)	NM	(b)	NM	(b)	(30)	(a)	(32)	(a)	(30)	(a)(c)	(34)
CIB trading VaR	39	(c)	28		49		36		21		49		34		47		38		46
Credit portfolio VaR	10		8		12		13		11		16		9		13		12		14
Diversification benefit to CIB VaR	(6)	(a)(c)	NM	(b)	NM	(b)	(9)	(a)	NM	(b)	NM	(b)	(5)	(a)	(8)	(a)	(7)	(a)	(9)
CIB VaR	43		34		56		40		25		54		38		52		43		51

Mortgage Banking VaR	20		3		28		15		8		21		3		13		13		17
Treasury and CIO VaR	5		4		5		5		4		7		5		5		5		8
Asset Management VaR	3		3		4		5		4		5		4		5		3		5
Diversification benefit to other VaR	(8)	(a)	NM	(b)	NM	(b)	(10)	(a)	NM	(b)	NM	(b)	(5)	(a)	(10)	(a)	(7)	(a)	(12)
Other VaR	20		7		27		15		9		22		7		13		14		18
Diversification benefit to CIB and other VaR	(8)	(a)	NM	(b)	NM	(b)	(10)	(a)	NM	(b)	NM	(b)	(5)	(a)	(9)	(a)	(8)	(a)	(10)
Total VaR	$55		$38		$70		$45		$29		$61		$40		$56		$49		$59

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

(c)	These amounts have been updated from those included in the June 30, 2014 earnings supplement.

As presented in the table above, average Total VaR increased for the three months ended June 30, 2014, when compared with the respective 2013 period. The increase was due to a change in the Mortgage Servicing Rights hedge position in Mortgage Banking in advance of an anticipated update to certain MSR model assumptions. When such updates were implemented late in the second quarter, the MSR VaR decreased to prior levels. MSR model assumptions are continuously evaluated and periodically updated to reflect recent market behavior.
The average Total VaR for the six months ended June 30, 2014 decreased from the respective 2013 period. The decrease was primarily driven by the risk reduction of the synthetic credit portfolio and lower volatility in the historical one-year look-back period.
The Firm’s average Total VaR diversification benefit was $8 million or 13% of the sum for the three months ended June 30, 2014, compared with $10 million or 18% of the sum for the comparable 2013 period. In general, over the course of the year, VaR exposure can vary significantly as positions change, market volatility fluctuates and diversification benefits change.

VaR back-testing
The Firm evaluates the effectiveness of its VaR methodology by back-testing, which compares the daily Risk Management VaR results with the daily gains and losses recognized on market-risk related revenue.
Effective during the fourth quarter of 2013, the Firm revised its definition of market risk-related gains and losses to be consistent with the definition used by the banking regulators under Basel III. Under this definition market risk-related gains and losses are defined as: profits and losses on the Firm’s Risk Management positions, excluding fees, commissions, certain valuation adjustments (e.g., liquidity and DVA), net interest income, and gains and losses arising from intraday trading.
The following chart compares the daily market risk-related gains and losses on the Firm’s Risk Management positions during the six months ended June 30, 2014, under the revised definition. As the chart presents market risk-related gains and losses related to those positions included in the Firm’s Risk Management VaR, the results in the table below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to covered positions. The chart shows that for the six months ended June 30, 2014, the Firm observed no VaR band breaks and posted gains on 89 of the 127 days in this period. The Firm observed no VaR band breaks and posted gains on 42 of the 64 days in the second quarter of 2014.

Daily Market Risk-Related Gains and Losses vs. Risk Management VaR (1-day, 95% Confidence level)

Six months ended June 30,2014

($millions)
Market Risk-Related Gains and Losses
Risk Management VaR
100
80
60
40
20
-
(20)
(40)
(60)
(80)
(100)
January 2014
February 2014
March 2014
April 2014
May 2014
June 2014

Earnings-at-risk
The VaR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s Consolidated Balance Sheets to changes in market variables. The effect of interest rate exposure on the Firm’s reported net income is also important as interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits and issuing debt.
The Firm conducts simulations of changes in structural interest rate-sensitive revenue under a variety of interest rate scenarios. Earnings-at-risk scenarios estimate the potential change in this revenue, and the corresponding impact to the Firm’s pretax core net interest income, over the following 12 months utilizing multiple assumptions. These scenarios highlight exposures to changes in interest rates, pricing sensitivities on deposits, optionality and changes in product mix. The scenarios include forecasted balance sheet changes, as well as prepayment and reinvestment behavior. Mortgage prepayment assumptions are based on current interest rates compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience. The Firm’s earnings-at-risk scenarios are periodically evaluated and enhanced in response to changes in the composition of the Firm’s balance sheet, changes in market conditions, improvements in the Firm’s simulation and other factors.

JPMorgan Chase’s 12-month pretax core net interest income sensitivity profiles.
(Excludes the impact of trading activities and MSRs)
	Instantaneous change in rates
(in millions)	+200bps	+100bps	-100bps		-200bps
June 30, 2014	$4,635	$2,798	NM	(a)	NM	(a)

(a)
Downward 100- and 200-basis-points parallel shocks result in a federal funds target rate of zero and negative three- and six-month treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful.

The Firm’s benefit to rising rates is largely a result of reinvesting at higher yields and assets re-pricing at a faster pace than deposits.
Additionally, another interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month pretax core net interest income benefit of $530 million. The increase in core net interest income under this scenario reflects the Firm reinvesting at the higher long-term rates, with funding costs remaining unchanged.

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

Top 20 country exposures
	June 30, 2014
(in billions)	Lending(a)	Trading and investing(b)(c)	Other(d)	Total exposure
United Kingdom	$28.8	$42.3	$1.5	$72.6
Germany	11.9	23.6	0.2	35.7
Netherlands	9.2	22.2	2.3	33.7
France	13.7	16.3	0.3	30.3
Australia	7.2	11.4	0.1	18.7
Canada	12.7	5.3	0.6	18.6
China	11.9	5.6	0.5	18.0
Switzerland	8.0	2.5	1.8	12.3
Brazil	6.2	5.7	—	11.9
Hong Kong	3.4	3.8	4.5	11.7
Japan	8.6	2.6	0.3	11.5
India	5.0	6.1	0.4	11.5
Korea	5.1	4.8	0.1	10.0
Spain	3.4	4.9	—	8.3
Italy	3.5	4.2	0.3	8.0
Mexico	2.6	3.9	—	6.5
Luxembourg	2.8	1.5	1.5	5.8
Singapore	3.2	1.6	0.9	5.7
Sweden	1.7	3.4	—	5.1
Taiwan	2.2	2.6	—	4.8

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
The Firm’s country exposure to Russia was $4.6 billion at June 30, 2014. The Firm is closely monitoring events in the region, the impact of current and potential new sanctions on Russia, and the uncertainty this situation is creating in the markets. The Firm is also focused on the economic impact of events to Russia’s financial condition, possible potential for contagion effects, including the risk of disruptions in the natural gas markets, and the impact that any potential sovereign downgrades or credit deterioration would have on the Firm’s credit portfolio, the allowance for loan losses and overall risk exposures.

OPERATIONAL RISK MANAGEMENT
Operational risk is the risk of loss resulting from inadequate or failed processes or systems, including human errors, or due to external events that are neither market- nor credit- related. Operational Risk is inherent in each of the Firm’s businesses and Corporate functions, and it can manifest itself in various ways including errors, fraudulent acts, business interruptions, and inappropriate behavior of employees or vendors. These events could result in financial losses, including litigation and regulatory fines, as well as other damage to the Firm, including reputational harm. To monitor and control operational risk, the Firm maintains an overall framework that includes oversight and governance, risk self-assessment, capital measurement, and reporting and monitoring. Risk management is responsible for prescribing this framework for the lines of business and Corporate functions, whose activities give rise to operational risk, which is intended to enable the Firm to function with a sound and well-controlled operational environment. For a further discussion of JPMorgan Chase’s Operational Risk Management, see pages 155–157 of JPMorgan Chase’s 2013 Annual Report.
Operational Risk Capital Measurement
The Firm’s capital methodology incorporates four required elements of the Advanced Measurement Approach (“AMA”):

•	Internal losses,

•	External losses,

•	Scenario analysis, and

•	Business environment and internal control factors (“BEICF”).
The primary component of the operating risk capital estimate is the result of a statistical model, the Loss Data Approach (“LDA”), which simulates the frequency and severity of future operational risk losses based on historical data. The LDA model is used to estimate an aggregate operational loss distribution over a one-year time horizon, at a 99.9% confidence level, based on historical internal and external operational loss data in a manner that aligns with the Firm’s LOB structure and the “Basel Event Type” risk categorization. The LDA model incorporates actual operational losses in the quarter following the period in which those losses were realized, and the calculation generally continues to reflect such losses irrespective of whether the issues or business activity giving rise to the losses have been remediated or reduced.
The LDA is supplemented by both management’s view of plausible tail risk, which is captured as part of the Scenario Analysis process, and evaluation of key LOB internal control metrics (BEICF). The Firm may further supplement such analysis to incorporate management judgment and feedback from its bank regulators.
For information related to operational risk RWA, see Regulatory capital on pages 74–78.

Cybersecurity
The Firm devotes significant resources to maintain and regularly update its systems and processes that are designed to protect the security of the Firm’s computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. The Firm and several other U.S. financial institutions continue to experience significant distributed denial-of-service attacks from technically sophisticated and well-resourced unauthorized parties which are intended to disrupt online banking services. The Firm is also regularly targeted by unauthorized parties using malicious code and viruses, and has also experienced other attempts to breach the security of the Firm’s systems and data which, in certain instances, have resulted in unauthorized access to customer account data. The Firm has established, and continues to establish, defenses on an ongoing basis to mitigate these attacks, and these cyberattacks have not, to date, resulted in any material disruption to the Firm’s operations or material harm to the Firm’s customers, and have not had a material adverse effect on the Firm’s results of operations. The Board of Directors and the Audit Committee are regularly apprised regarding the cybersecurity policies and practices of the Firm as well as of significant cybersecurity events.
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

CAPITAL MANAGEMENT
The following discussion of JPMorgan Chase’s capital management highlights developments since December 31, 2013, and should be read in conjunction with the Capital Management section at pages 63-70 and 160–167 of JPMorgan Chase’s first quarter 2014 Form 10-Q and 2013 Annual Report, respectively.
A strong capital position is essential to the Firm’s business strategy and competitive position. The Firm’s capital strategy focuses on long-term stability, which enables the Firm to build and invest in market-leading businesses, even in a highly stressed environment.
In its capital management, the Firm uses three primary disciplines, which are further described below:

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
Basel III overview
Basel III, for U.S. bank holding companies and banks, revises, among other things, the definition of capital and introduces a new common equity Tier 1 capital (“CET1 capital”) requirement; presents two comprehensive methodologies for calculating risk-weighted assets (“RWA”), a general (Standardized) approach, which replaces Basel I RWA (“Basel III Standardized”) and an advanced approach, which replaces Basel II RWA(“Basel III Advanced”); and sets out minimum capital ratios and overall capital adequacy standards. Certain of the requirements of Basel III are subject to phase-in periods commencing January 1, 2014 through the end of 2018 (“Transitional period”) as described below. For large and internationally active banks, including the Firm and its insured depository institution (“IDI”) subsidiaries, both Basel III Standardized and Basel III Advanced became effective commencing January 1, 2014.
Prior to the implementation of Basel III Advanced, the Firm was required to complete a qualification period (“parallel run”) during which it needed to demonstrate that it met the requirements of the rule to the satisfaction of its U.S. banking regulators. On February 21, 2014, the Federal

Reserve and the OCC informed the Firm and its national bank subsidiaries that they had satisfactorily completed the parallel run requirements and were approved to calculate capital under Basel III Advanced, in addition to Basel III Standardized, as of April 1, 2014. In conjunction with its exit from the parallel run, the capital adequacy of the Firm and its national bank subsidiaries is evaluated against the Basel III approach (Standardized or Advanced) which results, for each quarter beginning with the second quarter of 2014, in the lower ratio (the “Collins Floor”), as required by the Collins Amendment of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).
Definition of capital
Basel III revises Basel I and II by narrowing the definition of capital and increasing the capital requirements for specific exposures. Under Basel III, CET1 capital predominantly includes common stockholders’ equity (including capital for AOCI related to debt and equity securities classified as AFS as well as for defined benefit pension and other postretirement employee benefit (“OPEB”) plans), less certain deductions for goodwill, MSRs and deferred tax assets that arise from net operating loss and tax credit carryforwards. Tier 1 capital is predominantly comprised of CET1 capital as well as perpetual preferred stock. Tier 2 capital includes Tier 1 capital as well as long-term debt qualifying as Tier 2 and qualifying allowance for credit losses. The revisions to CET1 capital, Tier 1 capital and Tier 2 capital are subject to phase-in periods commencing January 1, 2014, through the end of 2018, and during that period, CET1 capital, Tier 1 capital and Tier 2 capital represent Basel III Transitional capital.
Risk-weighted assets
Basel III establishes two comprehensive methodologies for calculating RWA, a Standardized approach and an Advanced approach. Key differences in the calculation of RWA between the Standardized and Advanced approaches include: (1) for Basel III Advanced, credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas for Basel III Standardized, RWA is generally based on supervisory risk-weightings which vary only by counterparty type and asset class; and (2) Basel III Advanced includes RWA for operational risk, whereas Basel III Standardized does not. In addition to the RWA calculated under these methodologies, the Firm may supplement such amounts to incorporate management judgment and feedback from its bank regulators.
Supplementary leverage ratio (“SLR”)
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to calculate a SLR. For additional information on SLR, see page 78.

Capital ratios
The basis to calculate the Firm’s capital ratios (both risk-based and leverage) under Basel III during the transitional period and when fully phased-in are shown in the table below.

	Transitional period			Fully Phased-In
	2Q14 – 4Q14	2015 – 2017	2018	2019+

Capital (Numerator)	Basel III Transitional Capital(b)			Basel III Capital

RWA (Denominator)	Standardized Approach	Basel I with 2.5	Basel III Standardized

	Advanced Approach	Basel III Advanced

Leverage (Denominator)	Leverage	Adjusted average assets(c)

	Supplementary leverage(a)		Adjusted average assets(c) + certain off-balance sheet exposures

(a)	Beginning in 2015, the Firm will report its SLR to its regulators under an observation period. Beginning in 2018, the Firm will be required to publicly disclose its SLR.

(b)	Trust preferred securities (“TruPS”) are to be phased out from inclusion in Basel III Capital commencing January 1, 2014, through the end of 2021.

(c)
Adjusted average assets, for purposes of calculating the leverage ratio and SLR, includes total quarterly average assets adjusted for unrealized gains/(losses) on securities, less deductions for disallowed goodwill and other intangible assets, investments in certain subsidiaries, and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.

Risk-based capital regulatory minimums
The Basel III rules include minimum capital ratio requirements that are also subject to phase-in periods and will become fully phased-in on January 1, 2019.
In addition to the regulatory minimum capital requirements, global systemically important banks (“GSIBs”) will be required to maintain additional amounts of capital ranging from 1% to 2.5% across all tiers of regulatory capital. In November 2013, the Financial Stability Board (“FSB”) indicated that certain GSIBs, including the Firm, would be required to hold the additional 2.5% of capital; the requirement will be phased-in beginning January 1, 2016. The Basel Committee has stated that GSIBs could in the future be required to hold 3.5% or more of additional capital if their relative systemic importance were to increase. Currently, no GSIB is required to hold more than the additional 2.5% of capital; however, there is no assurance that the Firm, or one or more of the other GSIBs, will not be required to hold more than the additional 2.5% of capital in the future.
Further, certain banking organizations, including the Firm, will be required to hold an additional 2.5% of CET1 capital to serve as a “capital conservation buffer.” The capital conservation buffer is intended to be used to absorb potential losses in times of financial or economic stress; if not maintained, the Firm could be limited in the amount of capital that may be distributed, including dividends and common equity repurchases. The capital conservation buffer will be phased-in beginning January 1, 2016.
Consequently, beginning January 1, 2019, the effective minimum Basel III CET1 capital ratio requirement for the Firm is expected to be 9.5%, comprised of the minimum ratio of 4.5% plus the 2.5% GSIB requirement and the 2.5% capital conservation buffer.

Basel III also establishes a minimum 6.5% Tier I common equity standard for the definition of “well capitalized” under the Prompt Corrective Action (“PCA”) requirements of the FDIC Improvement Act (“FDICIA”). The Tier I common equity standard is effective beginning with the first quarter of 2015.
Basel III Advanced Fully Phased-In
Basel III capital rules will become fully phased-in on January 1, 2019, at which point the Firm will continue to calculate its capital ratios under both the Basel III Standardized and Advanced Approaches, and the Firm will continue to have its capital adequacy evaluated against the approach that results in the lower ratio. The Firm is currently managing each of its lines of business (including line of business equity allocations), as well as its Corporate functions, on a Basel III Advanced Fully Phased-In basis.
Currently the Firm’s capital, RWA and capital ratios that are presented under Basel III Advanced Fully Phased-In (and CET1 under Basel I as of December 31, 2013), are non-GAAP financial measures. However, such measures are used by bank regulators, investors and analysts to assess the Firm’s capital position and to compare the Firm’s capital to that of other financial services companies.
The Firm’s estimates of its Basel III Advanced Fully Phased-In capital, RWA and capital ratios and of the Firm’s, JPMorgan Chase Bank, N.A.’s, and Chase Bank USA, N.A.’s SLRs reflect management’s current understanding of the U.S. Basel III rules based on the current published rules and on the application of such rules to the Firm’s businesses as currently conducted. The actual impact on the Firm’s capital ratios and SLR as of the effective date of the rules may differ from the Firm’s current estimates depending on changes the Firm may make to its businesses in the future, further implementation guidance from the regulators, and regulatory approval of certain of the Firm’s internal risk models (or, alternatively, regulatory disapproval of the Firm’s internal risk models that have previously been conditionally approved).
The following table presents the estimated Basel III Fully Phased-In Capital ratios for JPMorgan Chase at June 30, 2014.

	Basel III Advanced Fully Phased-In
	June 30, 2014		Fully phased-in minimum capital ratios(b)	Fully phased-in well-capitalized ratios(c)
Risk-based capital ratios:
CET1 capital	9.8%		9.5%	6.5%
Tier 1 capital	10.9		11.0	8.0
Total capital	12.2		13.0	10.0
Leverage ratio:
Tier 1	7.6		4.0	5.0
SLR	5.4	(a)	3.0	5.0

(a)	Reflects the U.S. Final Leverage Ratio NPR issued on April 8, 2014.

(b)	Represents the minimum capital ratios applicable to the Firm under fully phased-in Basel III rules.

(c)	Represents the minimum Basel III Fully Phased-In capital ratios applicable to the Firm under the PCA requirements of FDICIA.

A reconciliation of total stockholders’ equity to Basel III Advanced Fully Phased-In CET1 capital, Tier 1 capital and Total qualifying capital is presented in the table below.

Risk-based capital components and assets
Basel III Advanced Fully Phased-In
(in millions)	June 30, 2014
Total stockholders’ equity	$227,314
Less: Preferred stock	18,463
Common stockholders’ equity	208,851
Less:
Goodwill(a)	45,286
Other intangible assets(a)	1,194
Other CET1 capital adjustments	1,772
CET1 capital	160,599
Preferred stock	18,463
Less:
Other additional Tier 1 adjustments	137
Total Tier 1 capital	178,925
Long-term debt and other instruments qualifying as Tier 2	15,316
Qualifying allowance for credit losses	5,270
Other	(77)
Total Tier 2 capital	20,509
Total qualifying capital	$199,434
Credit risk RWA	$1,063,270
Market risk RWA	177,507
Operational risk RWA	400,000
Total RWA	$1,640,777
SLR leverage exposure	$3,319,183

(a)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

Capital rollforward
The following table presents the changes in CET1 capital, Tier 1 capital and Tier 2 capital for the six months ended June 30, 2014. Under Basel I CET1 represents Tier 1 common capital.

Six months ended June 30, (in millions)	2014
Basel I CET1 capital at December 31, 2013	$148,887
Effect of rule changes(a)	2,315
Basel III Advanced Fully Phased-In CET1 capital at December 31, 2013	151,202
Net income applicable to common equity	10,764
Dividends declared on common stock	(3,023)
Net purchase of treasury stock	(200)
Changes in capital surplus	(949)
Changes related to AOCI	2,112
Adjustment related to FVA/DVA on structured notes and OTC derivatives	614
Other	79
Increase in CET1 capital	9,397
Basel III Advanced Fully Phased-In CET1 capital at June 30, 2014	$160,599

Basel I Tier 1 capital at December 31, 2013	$165,663
Effect of rule changes(b)	(3,295)
Basel III Advanced Fully Phased-In Tier 1 capital at December 31, 2013	162,368
Change in CET1 capital	9,397
Net issuance of noncumulative perpetual preferred stock	7,305
Other	(145)
Increase in Tier 1 capital	16,557
Basel III Advanced Fully Phased-In Tier 1 capital at June 30, 2014	$178,925

Basel I Tier 2 capital at December 31, 2013	$33,623
Effect of rule changes(c)	(11,644)
Basel III Advanced Fully Phased-In Tier 2 capital at December 31, 2013	21,979
Change in long-term debt and other instruments qualifying as Tier 2	(1,379)
Change in allowance for credit losses	(721)
Other	630
Decrease in Tier 2 capital	(1,470)
Basel III Advanced Fully Phased-In Tier 2 capital at June 30, 2014	$20,509
Basel III Advanced Fully Phased-In Total capital at June 30, 2014	$199,434

(a)
Predominantly represents: (1) the addition of certain exposures, which were deducted from capital under Basel I, that are risk-weighted under Basel III; (2) adjustments related to AOCI for AFS securities and defined benefit pension and OPEB plans; and (3) a deduction for deferred tax assets related to net operating loss and foreign tax credit carryforwards.

(b)	Predominantly represents the exclusion of TruPS from Tier 1 capital under Basel III.

(c)	Predominantly represents a change in the calculation of qualifying allowance for credit losses under Basel III.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Advanced Fully Phased-In for the six months ended June 30, 2014. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Six Months ended June 30, 2014
(in billions)	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
Basel I RWA at December 31, 2013	$1,223	$165	NA	$1,388
Effect of rule changes(a)	(168)	(4)	375	203
Basel III Advanced Fully Phased-In RWA at December 31, 2013	1,055	161	375	1,591
Model & data changes(b)	49	39	25	113
Portfolio runoff(c)	(10)	(19)	—	(29)
Movement in portfolio levels(d)	(31)	(3)	—	(34)
Increase in RWA	8	17	25	50
Basel III Advanced Fully Phased-In RWA at June 30, 2014	$1,063	$178	$400	$1,641

(a)
Effect of rule changes refers to movements in levels of RWA as a result of changing to calculating RWA under the Basel III Advanced Fully Phased-In rules. See Regulatory capital on pages 74–78 for additional information on the calculation of RWA under Basel III.

(b)	Model & data changes refer to movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).

(c)	Portfolio runoff for credit risk RWA reflects lower loan balances in Mortgage Banking and for market risk RWA reflects reduced risk from position rolloffs in legacy portfolios.

(d)
Movement in portfolio levels for credit risk RWA refers to changes in book size, composition, credit quality, and market movements; and for market risk RWA, refers to changes in position and market movements.

Basel III Transitional
Basel III Transitional capital requirements became effective on January 1, 2014, and remain in effect until Basel III becomes fully phased-in at the end of 2018. The following table presents a reconciliation of the Firm’s estimated Basel III Fully Phased-In CET1 capital to the Firm’s Basel III Transitional CET1 capital as of June 30, 2014.

June 30, 2014 (in millions, except ratios)
Estimated Basel III Fully Phased-In CET1 capital	$160,599
Adjustments related to AOCI(a)	(2,860)
Adjustment for deferred tax assets related to net operating loss and foreign tax credit carryforwards	572
All other adjustments(b)	1,775
Basel III Transitional CET1 capital	$160,086
Basel III Advanced Transitional RWA(c)	$1,626,427

(a)
Includes the remaining balance of AOCI related to AFS securities and employee benefit plans that will qualify as Basel III CET1 capital upon full phase-in but are not included in Basel III Transitional CET1 capital.

(b)
Predominantly includes identified intangible assets and DVA/FVA on structured notes and OTC derivatives related to the Firm’s own credit quality that will no longer qualify as Basel III CET1 capital upon full phase-in.

(c)	The difference between the calculation of the Firm’s Basel III Advanced Fully Phased-In RWA and its Basel III Advanced Transitional RWA is predominantly due to a change in the risk-weighting of MSRs.

The following table presents the regulatory capital ratios as of June 30, 2014, under Basel III Standardized Transitional and Basel III Advanced Transitional. Also included in the table are the regulatory minimum ratios in effect as of June 30, 2014.

	June 30, 2014
	Basel III Standardized Transitional	Basel III Advanced Transitional	Minimum capital ratios(b)	Well-capitalized ratios(c)
Risk-based capital ratios(a):
CET1 capital	11.0%	9.8%	4.0%	NA	(d)
Tier 1 capital	12.3	11.1	5.5	6.0%
Total capital	14.7	12.5	8.0	10.0
Leverage ratio:
Tier 1 leverage	7.6	7.6	4.0	5.0

(a)	The lower of the Standardized Transitional or Advanced Transitional ratio represents the Collins Floor.

(b)	Represents the minimum capital ratios for 2014 currently applicable to the Firm under Basel III.

(c)	Represents the minimum capital ratios for 2014 currently applicable to the Firm under the PCA requirements of the FDICIA.

(d)
In addition to the 2014 well-capitalized standards, beginning January 1, 2015, Basel III Transitional CET1 capital, and the Basel III Standardized Transitional and the Basel III Advanced Transitional CET1 capital ratios become relevant capital measures under the prompt corrective action requirements defined by the regulations.

At June 30, 2014, JPMorgan Chase maintained Basel III Standardized Transitional and Basel III Advanced Transitional capital ratios in excess of the well-capitalized standards established by the Federal Reserve.
Additional information regarding the Firm’s capital ratios and the U.S. federal regulatory capital standards to which the Firm is subject is presented in Note 20 of this Form 10-Q, and the Supervision and Regulation section of JPMorgan Chase’s 2013 10-K. For further information on the Firm’s Basel III measures and additional market risk disclosures, see the Firm’s consolidated Basel III Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website (http://investor.shareholder.com/jpmorganchase/basel.cfm).
Supplementary leverage ratio
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to calculate a SLR. The SLR, a non-GAAP financial measure, is defined as Tier 1 capital under Basel III divided by the Firm’s total leverage exposure. Total leverage exposure is calculated by taking the Firm’s total average on-balance sheet assets, less amounts permitted to be deducted for Tier 1 capital, and adding certain off-balance sheet exposures, such as undrawn commitments and derivatives potential future exposure.
The U.S. banking agencies have issued proposed rulemaking relating to the SLR that would require U.S. bank holding companies, including the Firm, to have a minimum SLR of at least 5% and IDIs, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., to have a minimum SLR of at least 6%. The SLR for the Firm and its IDI subsidiaries will become effective beginning on January 1, 2018. On

January 12, 2014, the Basel Committee issued a revised framework for the calculation of the denominator of the SLR. On April 8, 2014, the U.S. banking regulators issued an Notice of Proposed Rulemaking (“NPR”) for calculating the SLR. The Firm expects the Basel Committee’s revisions to be adopted by the U.S. banking agencies prior to the effective date of the SLR.
The Firm estimates, based on its current understanding of the U.S. rules, including the NPR, and the revised Basel framework, that if the rules were in effect at June 30, 2014, the Firm’s SLR would have been approximately 5.4% and JPMorgan Chase Bank, N.A.’s and Chase Bank USA, N.A.’s SLRs would have been approximately 5.6% and 8.2%, respectively, at that date.
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
For the 2014 CCAR process, the Federal Reserve introduced, in addition to the Basel I CET1 capital standards, a Basel III CET1 capital regulatory minimum of 4% for 2014 projections and 4.5% for 2015 projections.
On March 26, 2014, the Federal Reserve informed the Firm that it did not object, on either a quantitative or qualitative basis, to the Firm’s 2014 capital plan. For information on actions taken by the Firm’s Board of Directors following the 2014 CCAR results, see Capital Actions on pages 79-80.
Regulatory capital outlook
The Firm’s capital targets and minimums are calibrated to the U.S. Basel III requirements. The Firm’s key Basel III Advanced Fully Phased-In target ratios are 10%+ for the CET1 capital ratio and 11%+ for the Tier 1 capital ratio, both targeted to be reached by the end of 2014, and a long-term target of 10-10.5% for the CET1 capital ratio. Additionally, management has established a long-term target ratio for the Firm’s SLR of 5.5%+/- and for JPMorgan Chase Bank, N.A.’s SLR of 6%+.
These target levels will enable the Firm to retain market access, continue the Firm’s strategy to invest in and grow its businesses and maintain flexibility to distribute excess capital. The Firm intends to manage its capital so that it achieves the required capital levels and composition in line with, or ahead of, required timetables.

Economic risk capital
Economic risk capital is another of the disciplines the Firm uses to assess the capital required to support its businesses. Economic risk capital is a measure of the capital needed to cover JPMorgan Chase’s business activities in the event of unexpected losses. The Firm measures economic risk capital using internal risk-assessment methodologies and models based primarily on four risk factors: credit, market, operational and private equity risk and considers factors, assumptions and inputs that differ from those required to be used for regulatory capital requirements. Accordingly, economic risk capital provides a complementary measure to regulatory capital. As economic risk capital is a separate component of the capital framework for Advanced Approach banking organizations under Basel III, the Firm is in the process of enhancing its economic risk capital framework.
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

Line of business equity
(in billions)	June 30, 2014	December 31, 2013
Consumer & Community Banking	$51.0	$46.0
Corporate & Investment Bank	61.0	56.5
Commercial Banking	14.0	13.5
Asset Management	9.0	9.0
Corporate/Private Equity	73.9	75.0
Total common stockholders’ equity	$208.9	$200.0

Line of business equity	Quarterly average
(in billions)	2Q14	4Q13	2Q13
Consumer & Community Banking	$51.0	$46.0	$46.0
Corporate & Investment Bank	61.0	56.5	56.5
Commercial Banking	14.0	13.5	13.5
Asset Management	9.0	9.0	9.0
Corporate/Private Equity	71.2	71.4	72.3
Total common stockholders’ equity	$206.2	$196.4	$197.3

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
The Firm’s current expectation is to continue to target a payout ratio of approximately 30% of normalized earnings over time. Following the Federal Reserve’s release of the 2014 CCAR results, on May 20, 2014, the Board of Directors increased the quarterly common stock dividend from $0.38 to $0.40 per share, effective with the dividend paid on July 31, 2014, to stockholders of record on July 3, 2014.
At June 30, 2014, the Firm had outstanding 59.8 million warrants to purchase shares of common stock of the Firm. The warrants are exercisable, in whole or in part, at any time and from time to time until October 28, 2018. The number of shares issuable upon the exercise of each warrant and the exercise price are subject to adjustment upon the occurrence of certain events, including, but not limited to, the extent regular quarterly cash dividends exceed $0.38 per share. On July 1, 2014, the Firm announced, in accordance with the terms of the warrants, the warrant exercise price was reduced from $42.42 to $42.405 per share effective as of the close of business on July 3, 2014. This adjustment resulted from the aforementioned dividend increase to $0.40 per share on the outstanding shares of the Firm’s common stock. This dividend increase did not result in a change in the number of shares issuable upon the exercise of each warrant.
For information regarding dividend restrictions, see Note 22 and Note 27 of JPMorgan Chase’s 2013 Annual Report.
Preferred stock
During the three and six months ended June 30, 2014, the Firm issued $3.4 billion and $7.3 billion, respectively, of noncumulative preferred stock. Preferred stock dividends declared were $268 million and $495 million for the three and six months ended June 30, 2014, respectively. Assuming all preferred stock issuances were outstanding for the entire period and quarterly dividends were declared on such issuances, preferred stock dividends would have been $300 million for the quarter ended June 30, 2014. For additional information on the Firm’s preferred stock, see Note 22 of JPMorgan Chase’s 2013 Annual Report and Note 2 of this Form 10-Q.
Common equity
On March 13, 2012, the Board of Directors authorized a $15.0 billion common equity (i.e., common stock and warrants) repurchase program. The amount of equity that may be repurchased by the Firm is also subject to the amount that is set forth in the Firm’s annual capital plan submitted to the Federal Reserve as part of the CCAR process. In conjunction with the Federal Reserve’s release of its 2014 CCAR results, the Firm’s Board of Directors has authorized the Firm to repurchase $6.5 billion of common equity between April 1, 2014, and March 31, 2015. As of June 30, 2014, $5.0 billion (on a trade-date basis) of such repurchase capacity remains. This authorization includes shares repurchased to offset issuances under the Firm’s equity-based compensation plans.
The following table sets forth the Firm’s repurchases of common equity for the three and six months ended June 30, 2014 and 2013, on a trade-date basis. As of June 30, 2014, $6.8 billion (on a trade-date basis) of authorized capacity remained under the $15.0 billion repurchase program. There were no warrants repurchased during the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Total shares of common stock repurchased	26	24	33	78
Aggregate common stock repurchases	$1,462	$1,201	$1,862	$3,801
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
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At June 30, 2014, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $13.6 billion, exceeding the minimum requirement by $11.4 billion, and JPMorgan Clearing’s net capital was $8.0 billion, exceeding the minimum requirement by $6.0 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of June 30, 2014, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
J.P. Morgan Securities plc is a wholly owned subsidiary of JPMorgan Chase Bank, N.A. and is the Firm’s principal operating subsidiary in the U.K. It has authority to engage in banking, investment banking and broker-dealer activities. J.P. Morgan Securities plc is jointly regulated by the U.K. Prudential Regulation Authority (“PRA”) and Financial Conduct Authority (“FCA”). Commencing January 1, 2014, J.P. Morgan Securities plc became subject to the U.K. Basel III capital rules. At June 30, 2014, J.P. Morgan Securities plc had estimated total capital of $27.6 billion and its estimated CET1 capital ratio of 8.2% and estimated Total capital ratio of 11.2% both exceeded the minimum standards applicable under European Union (“EU”)/U.K. Basel III capital rules (5.1% and 9.1%, respectively), including all required add-ons applied by the U.K. PRA.

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
Management considers the Firm’s liquidity position to be strong as of June 30, 2014, and believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.
LCR and NSFR
In December 2010, the Basel Committee introduced two new measures of liquidity risk: the liquidity coverage ratio (“LCR”), which is intended to measure the amount of “high-quality liquid assets” (“HQLA”) held by the Firm in relation to estimated net cash outflows within a 30-day period during an acute stress event; and the net stable funding ratio (“NSFR”), which is intended to measure the “available” amount of stable funding relative to the “required” amount of stable funding over a one-year horizon. The standards require that the LCR be no lower than 100% and the NSFR be greater than 100%.
In January 2013, the Basel Committee introduced certain amendments to the formulation of the LCR, and a revised timetable to phase in the standard. The LCR will become effective on January 1, 2015, but the minimum requirement will begin at 60%, increasing in equal annual increments to reach 100% on January 1, 2019. At June 30, 2014, the Firm was compliant with the fully phased-in Basel III LCR standard.
On October 24, 2013, the U.S. banking regulators released a proposal to implement a U.S. quantitative liquidity requirement consistent with, but more conservative than, Basel III LCR for large banks and bank holding companies(“U.S. LCR”). The proposal also provides for an accelerated transition period compared with current requirements under the Basel III LCR rules. At June 30, 2014, the Firm was also compliant with the fully phased-in U.S. LCR based on its current understanding of the proposed rules.

The Firm’s LCR may fluctuate from period-to-period due to normal flows from client activity.
Funding
Sources of funds
The Firm funds its global balance sheet through diverse sources of funding, including a stable deposit franchise as well as secured and unsecured funding in the capital markets. The Firm’s loan portfolio, aggregating approximately $747.0 billion at June 30, 2014, is funded with a portion of the Firm’s deposits aggregating approximately $1,319.8 billion at June 30, 2014, and through securitizations and, with respect to a portion of the Firm’s real estate-related loans, with secured borrowings from the Federal Home Loan Banks. Deposits in excess of the amount utilized to fund loans are primarily invested in the Firm’s investment securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics. Capital markets secured financing assets and trading assets are primarily funded by the Firm’s capital markets secured financing liabilities, trading liabilities and a portion of the Firm’s long-term debt and equity.
In addition to funding capital markets assets, proceeds from the Firm’s debt and equity issuances are used to fund certain loans, and other financial and non-financial assets, or may be invested in the Firm’s investment securities portfolio. See the discussion below for additional disclosures relating to Deposits, Short-term funding, and Long-term funding and issuance.
Deposits
A key strength of the Firm is its diversified deposit franchise, through each of its lines of business, which provides a stable source of funding and limits reliance on the wholesale funding markets. The Firm’s loans-to-deposits ratio was 57% at both June 30, 2014, and December 31, 2013.
As of June 30, 2014, total deposits for the Firm were $1,319.8 billion, compared with $1,287.8 billion at December 31, 2013 (58% of total liabilities at both June 30, 2014, and December 31, 2013). The increase was attributable to both higher consumer and wholesale deposits. For further information, see Balance Sheet Analysis on pages 13–14.

The Firm typically experiences higher customer deposit inflows at period-ends. Therefore, the Firm believes average deposit balances are more representative of deposit trends. The table below summarizes, by line of business, the deposits balance as of June 30, 2014, and December 31, 2013, respectively, as well as average deposits for the three and six months ended June 30, 2014 and 2013, respectively.

			Three months ended June 30,		Six months ended June 30,
Deposits	June 30,	December 31,	Average		Average
(in millions)	2014	2013	2014	2013	2014	2013
Consumer & Community Banking	$488,681	$464,412	$486,064	$453,586	$478,862	$447,494
Corporate & Investment Bank	463,898	446,237	402,532	370,189	406,853	363,369
Commercial Banking	202,966	206,127	186,369	181,844	187,571	182,020
Asset Management	145,655	146,183	147,747	136,577	148,585	138,001
Corporate/Private Equity	18,551	24,806	21,287	31,437	22,268	27,907
Total Firm	$1,319,751	$1,287,765	$1,243,999	$1,173,633	$1,244,139	$1,158,791
A significant portion of the Firm’s deposits are consumer deposits (37% and 36% at June 30, 2014, and December 31, 2013, respectively), which are considered more stable as they are less sensitive to interest rate changes or market volatility. Additionally, the majority of the Firm’s wholesale deposits are also considered to be stable sources of funding since they are generated from customers that maintain operating service relationships with the Firm. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 19–49 and pages 13–14, respectively.
The following table summarizes short-term and long-term funding, excluding deposits, as of June 30, 2014, and December 31, 2013, and average balances for the three and six months ended June 30, 2014 and 2013, respectively. For additional information, see the Balance Sheet Analysis on pages 13–14 and Note 12.

	June 30, 2014	December 31, 2013	Three months ended June 30,		Six months ended June 30,
Sources of funds (excluding deposits)			Average		Average
(in millions)			2014	2013	2014	2013
Commercial paper:
Wholesale funding	$18,445	$17,249	$18,559	$19,352	$18,791	$18,426
Client cash management	45,359	40,599	41,201	35,039	40,433	35,315
Total commercial paper	$63,804	$57,848	$59,760	$54,391	$59,224	$53,741

Other borrowed funds	$34,713	$27,994	$32,720	$33,618	$31,085	$30,600

Securities loaned or sold under agreements to repurchase:
Securities sold under agreements to repurchase	$192,541	$155,808	$184,724	$231,358	$178,520	$225,355
Securities loaned	20,501	19,509	23,631	28,346	23,189	27,591
Total securities loaned or sold under agreements to repurchase(a)(b)(c)	$213,042	$175,317	$208,355	$259,704	$201,709	$252,946

Total senior notes	$140,015	$135,754	$139,722	$140,573	$138,716	$138,119
Trust preferred securities	5,474	5,445	5,468	7,472	5,462	8,922
Subordinated debt	29,200	29,578	29,053	27,426	29,227	26,956
Structured notes	30,878	28,603	30,403	29,666	29,676	29,959
Total long-term unsecured funding	$205,567	$199,380	$204,646	$205,137	$203,081	$203,956

Credit card securitization	$28,439	$26,580	$29,377	$28,447	$28,472	$28,391
Other securitizations(d)	3,068	3,253	3,151	3,563	3,196	3,614
FHLB advances	60,385	61,876	61,189	59,463	61,246	52,438
Other long-term secured funding(e)	3,977	6,633	5,359	6,196	5,976	6,212
Total long-term secured funding	$95,869	$98,342	$99,076	$97,669	$98,890	$90,655

Preferred stock(f)	$18,463	$11,158	$15,763	$11,095	$14,666	$10,355
Common stockholders’ equity(f)	$208,851	$200,020	$206,159	$197,283	$203,989	$196,016

(a)	Excludes federal funds purchased.

(b)
Excluded long-term structured repurchase agreements of $2.4 billion and $4.6 billion as of June 30, 2014, and December 31, 2013, respectively, and average balance of $3.7 billion and $3.3 billion for the three months ended June 30, 2014 and 2013, respectively, and $4.4 billion and $3.3 billion for the six months ended June 30, 2014 and 2013, respectively.

(c)
Excluded long-term securities loaned of $483 million as of December 31, 2013; there were no long-term securities loaned as of, or for the three months ended, June 30, 2014. Excluded average balance of $453 million for the three months ended June 30, 2013, and $48 million and $454 million for the six months ended June 30, 2014 and 2013, respectively.

(d)
Other securitizations includes securitizations of residential mortgages and student loans. The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table.

(e)	Includes long-term structured notes which are secured.

(f)
For additional information on preferred stock and common stockholders’ equity see Capital Management on pages 74–80 and the Consolidated Statements of Changes in Stockholders’ Equity on page 93 of this Form 10-Q, and Note 22 and Note 23 of JPMorgan Chase’s 2013 Annual Report.

Short-term funding
A significant portion of the Firm’s total commercial paper liabilities, approximately 71% as of June 30, 2014, are not sourced from wholesale funding markets, but were originated from deposits that customers choose to sweep into commercial paper liabilities as a cash management program offered to customers of the Firm.
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. Securities loaned or sold under agreements to repurchase are secured predominantly by high-quality securities collateral, including government-issued debt, agency debt and agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under purchase agreements. The amount of securities loaned or sold under agreements to repurchase at June 30, 2014, compared with the balance at December 31, 2013, increased due to higher financing of the Firm’s trading assets-debt and equity instruments as well as investment securities portfolio, and a change in the mix of the Firm’s funding sources. The decrease in average balances for the three months and six months ended June 30, 2014, compared with June 30, 2013, was primarily driven by lower trading assets-debt and equity instruments funding through secured financing activities, and a change in the mix of the Firm’s funding sources. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment securities and market-making portfolios); and other market and portfolio factors.
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
The majority of the Firm’s long-term unsecured funding is issued by the parent holding company to provide maximum flexibility in support of both bank and nonbank subsidiary funding. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three months and six months ended June 30, 2014 and 2013. For additional information, see Note 21 of JPMorgan Chase’s 2013 Annual Report.

Long-term unsecured funding	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Issuance
Senior notes issued in the U.S. market	$3,991	$5,434	$13,478	$18,832
Senior notes issued in non-U.S. markets	1,618	5,419	5,466	6,774
Total senior notes	5,609	10,853	18,944	25,606
Subordinated debt	—	1,989	—	1,989
Structured notes	4,569	4,619	10,305	9,664
Total long-term unsecured funding – issuance	$10,178	$17,461	$29,249	$37,259

Maturities/redemptions
Total senior notes	$8,583	$9,506	$17,400	$13,513
Trust preferred securities	—	5,052	—	5,052
Subordinated debt	—	—	600	2,417
Structured notes	4,034	4,668	8,850	9,478
Total long-term unsecured funding – maturities/redemptions	$12,617	$19,226	$26,850	$30,460

The Firm raises secured long-term funding through securitization of consumer credit card loans and advances from the FHLBs. It may also in the future raise long-term funding through securitization of residential mortgages, auto loans and student loans, which would increase funding and investor diversity.

The following table summarizes the securitization issuance and Federal Home Loan Bank (“FHLB”) advances and their respective maturities or redemption for the three and six months ended June 30, 2014 and 2013, respectively.

	Three months ended June 30,				Six months ended June 30,
Long-term secured funding	Issuance		Maturities/Redemptions		Issuance		Maturities/Redemptions
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Credit card securitization	$3,800	$2,860	$2,473	$2,147	$5,550	$4,760	$3,774	$6,265
Other securitizations(a)	—	—	93	119	—	—	185	220
FHLB advances	—	4,850	1,481	2	1,000	19,550	2,490	706
Other long-term secured funding	$293	$69	$2,899	$23	$333	$195	$2,996	$116
Total long-term secured funding	$4,093	$7,779	$6,946	$2,291	$6,883	$24,505	$9,445	$7,307

(a)	Other securitizations includes securitizations of residential mortgages and student loans.
Subsequent to June 30, 2014, the Firm securitized $500 million of consumer credit card loans.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. For further description of the client-driven loan securitizations, see Note 16 of JPMorgan Chase’s 2013 Annual Report.
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
As of June 30, 2014, HQLA was estimated to be approximately $576 billion, compared with $522 billion as of December 31, 2013. The increase in HQLA was due to higher cash balances primarily driven by higher deposit balances, increased securities sold under repurchase agreements and preferred stock issuance, partially offset by higher loan balances. HQLA may fluctuate from period-to-period primarily due to normal flows from client activity.

The following table presents the estimated HQLA included in the Basel III LCR broken out by HQLA-eligible cash and HQLA-eligible securities as of June 30, 2014.

(in billions)	June 30, 2014
HQLA(a)
Eligible cash(b)	$348
Eligible securities(c)	228
Total HQLA	$576

(a)
HQLA under the proposed U.S. LCR is estimated to be lower than the total HQLA shown in this table primarily due to exclusions of certain security types, based on the Firm’s understanding of the proposed rule.

(b)	Primarily cash on deposit at central banks.

(c)	Primarily includes U.S. agency mortgage-backed securities, U.S. Treasuries, sovereign bonds and other government-guaranteed or government-sponsored securities.
In addition to HQLA, as of June 30, 2014, the Firm had approximately $262 billion of unencumbered marketable securities, such as equity securities and fixed income debt securities, available to raise liquidity, if required. Furthermore, the Firm maintains borrowing capacity at various FHLBs, the Federal Reserve Bank discount window and various other central banks as a result of collateral pledged by the Firm to such banks. Although available, the Firm does not view the borrowing capacity at the Federal Reserve Bank discount window and the various other central banks as a primary source of liquidity. As of June 30, 2014, the Firm’s remaining borrowing capacity at various FHLBs and the Federal Reserve Bank discount window was approximately $145 billion. This borrowing capacity excludes the benefit of securities included in HQLA or other unencumbered securities held at the Federal Reserve Bank discount window for which the Firm has not drawn liquidity.
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

Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 15, and Credit risk, liquidity risk and credit-related contingent features in
Note 5.

The credit ratings of the parent holding company and certain of the Firm’s significant operating subsidiaries as of June 30, 2014, were as follows.

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A. Chase Bank USA, N.A.			J.P. Morgan Securities LLC
June 30, 2014	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investor Services	A3	P-2	Stable	Aa3	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A	A-1	Negative	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	A+	F1	Stable	A+	F1	Stable	A+	F1	Stable
Downgrades of the Firm’s long-term ratings by one or two notches could result in a downgrade of the Firm’s short-term ratings. If this were to occur, the Firm believes its cost of funds could increase and access to certain funding markets could be reduced. The nature and magnitude of the impact of ratings downgrades depends on numerous contractual and behavioral factors (which the Firm believes are incorporated in its liquidity risk and stress testing metrics). The Firm believes it maintains sufficient liquidity to withstand a potential decrease in funding capacity due to ratings downgrades.
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

Dividends
At June 30, 2014, JPMorgan Chase estimated that its banking subsidiaries could pay, in the aggregate, approximately $39 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained consumer and wholesale loan portfolios, as well as the Firm’s consumer and wholesale lending-related commitments. The allowance for loan losses is intended to adjust the carrying values of the Firm’s loan assets to reflect probable credit losses inherent in the loan portfolio as of the balance sheet date. Similarly, the allowance for lending-related commitments is established to cover probable credit losses inherent in the lending-related commitments portfolio as of the balance sheet date. For further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Allowance for credit losses on pages 139–141 and Note 15 of JPMorgan Chase’s 2013 Annual Report; for amounts recorded as of June 30, 2014 and 2013, see Allowance for credit losses on pages 66–68 and Note 14 of this Form 10-Q.
As noted in the discussion on pages 174–176 of JPMorgan Chase’s 2013 Annual Report, the Firm’s allowance for credit losses is sensitive to numerous factors, depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions could affect its estimate of probable credit losses inherent in the portfolio at the balance sheet date. For example, deterioration in the following inputs would have the following effects on the Firm’s modeled loss estimates as of June 30, 2014, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	For PCI loans, a combined 5% decline in housing prices and a 1% increase in unemployment from current levels could imply an increase to modeled credit loss estimates of approximately $1.0 billion.

•	For the residential real estate portfolio, excluding PCI loans, a combined 5% decline in housing prices and a

1% increase in unemployment from current levels could imply an increase to modeled annual loss estimates of approximately $150 million.

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
The following table includes the Firm’s assets measured at fair value and the portion of such assets that are classified within level 3 of the valuation hierarchy. For further information, see Note 3.

June 30, 2014 (in billions, except ratio data)	Total assets at fair value	Total level 3 assets
Trading debt and equity instruments	$330.2	$25.8
Derivative receivables	62.3	12.5
Trading assets	392.5	38.3
AFS securities	314.1	1.8
Loans	4.3	4.2
MSRs	8.3	8.3
Private equity investments	5.5	4.9
Other	37.4	2.9
Total assets measured at fair value on a recurring basis	762.1	60.4
Total assets measured at fair value on a nonrecurring basis	3.4	2.8
Total assets measured at fair value	$765.5	$63.2
Total Firm assets	$2,520.3
Level 3 assets as a percentage of total Firm assets		2.5%
Level 3 assets as a percentage of total Firm assets at fair value		8.3%
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
In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, the lack of observability of certain significant inputs requires management to assess all relevant empirical data in deriving valuation inputs — including, for example, transaction details, yield curves, interest rates, prepayment rates, default rates, volatilities, correlations, equity or debt prices, valuations of comparable instruments, foreign exchange rates and credit curves. For further discussion of the valuation of level 3 instruments, including unobservable inputs used, see Note 3.
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
Effective the fourth quarter of 2013, the Firm applies an FVA framework to incorporate the impact of funding into its valuation estimates for OTC derivatives and structured notes, reflecting an industry migration towards incorporating the market cost of unsecured funding in the valuation of such instruments. Implementation of the FVA framework required a number of important management judgments including: (i) determining when the accumulation of market evidence was sufficiently compelling to implement the FVA framework; (ii) estimating the market clearing price for funding in the relevant market; and (iii) determining the interaction between DVA and FVA, given that DVA already reflects credit spreads, which are a significant component of funding spreads that drive FVA. For further discussion of valuation adjustments applied by the Firm, including FVA, see Note 3.
Imprecision in estimating unobservable market inputs or other factors can affect the amount of gain or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with those of other market participants, the methods and assumptions used reflect management judgment and may vary across the Firm’s businesses and portfolios.
The Firm uses various methodologies and assumptions in the determination of fair value. The use of methodologies or assumptions different than those used by the Firm could result in a different estimate of fair value at the reporting date. For a detailed discussion of the Firm’s valuation process and hierarchy, and its determination of fair value for individual financial instruments, see Note 3.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on pages 177–178 of JPMorgan Chase’s 2013 Annual Report.
During the six months ended June 30, 2014, the Firm updated the discounted cash flow valuation of its Mortgage Banking business in CCB, which continues to have an elevated risk for goodwill impairment due to its exposure to U.S. economic conditions and the effects of regulatory and legislative changes. As of June 30, 2014, the estimated fair value of the Firm’s Mortgage Banking business in CCB did not exceed its carrying value; however, the implied fair value of the goodwill allocated to the Mortgage Banking business exceeded its carrying value of approximately $2 billion.
The Firm also updated the discounted cash flow valuation of its Private Equity business, based on the anticipated future decline in portfolio balances and business activity. As of June 30, 2014, the estimated fair value of the Firm’s Private Equity business exceeded its carrying value; however, the goodwill balance associated with this business is anticipated to decline or could become impaired in future periods.
For its other businesses, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes and current estimated market cost of equity) and prior projections of business performance. Based upon the updated valuation of its Private Equity and Mortgage Banking businesses and reviews of its other businesses, the Firm concluded that goodwill allocated to all of its reporting units was not impaired at June 30, 2014.
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
For additional information on goodwill, see Note 16.
Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on page 178 of JPMorgan Chase’s 2013 Annual Report.
Litigation reserves
For a description of the significant estimates and judgments associated with establishing litigation reserves, see Note 23 of this Form 10-Q, and Note 31 of JPMorgan Chase’s 2013 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS
Repurchase agreements and similar transactions
In June 2014, the FASB issued guidance that amends the accounting for certain secured financing transactions, and requires enhanced disclosures with respect to transactions recognized as sales in which exposure to the derecognized asset is retained through a separate agreement with the counterparty. In addition, the guidance requires enhanced disclosures with respect to the types and quality of financial assets pledged in secured financing transactions. The guidance will become effective in the first quarter of 2015, except for the disclosures regarding the types and quality of financial assets pledged, which will become effective in the second quarter of 2015. The adoption of this guidance is not expected to have a material impact on the Firm’s Consolidated Balance Sheets or its results of operations.
Revenue Recognition – Revenue from Contracts with Customers
In May 2014, the FASB issued revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the income statement. The guidance requires that revenue from contracts with customers be recognized upon delivery of a good or service based on the amount of consideration expected to be received, and requires additional disclosures about revenue. The guidance will be effective in the first quarter of 2017 and early adoption is prohibited. The Firm is currently evaluating the potential impact on the Consolidated Financial Statements.

Reporting discontinued operations and disclosures of disposals of components of an entity
In April 2014, the FASB issued guidance that changes the criteria for determining whether a disposition qualifies for discontinued operations presentation and requires enhanced disclosures about discontinued operations and significant dispositions that do not qualify to be presented as discontinued operations. The guidance will be effective in the first quarter of 2015, with early adoption permitted but only for dispositions or assets held-for-sale that have not been reported in financial statements previously issued or available for issuance. The adoption of this guidance is not expected to have a material impact on the Firm’s Consolidated Financial Statements.
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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:

•	Local, regional and international business, economic and political conditions and geopolitical events;

•	Changes in laws and regulatory requirements, including as a result of recent financial services legislation;

•	Changes in trade, monetary and fiscal policies and laws;

•	Securities and capital markets behavior, including changes in market liquidity and volatility;

•	Changes in investor sentiment or consumer spending or savings behavior;

•	Ability of the Firm to manage effectively its capital and liquidity, including approval of its capital plans by banking regulators;

•	Changes in credit ratings assigned to the Firm or its subsidiaries;

•	Damage to the Firm’s reputation;

•	Ability of the Firm to deal effectively with an economic slowdown or other economic or market disruption;

•	Technology changes instituted by the Firm, its counterparties or competitors;

•	The success of the Firm’s business simplification initiatives and the effectiveness of its control agenda;

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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
Revenue
Investment banking fees	$1,751	$1,717	$3,171	$3,162
Principal transactions	2,908	3,760	6,230	7,521
Lending- and deposit-related fees	1,463	1,489	2,868	2,957
Asset management, administration and commissions	4,007	3,865	7,843	7,464
Securities gains(a)	12	124	42	633
Mortgage fees and related income	1,291	1,823	1,805	3,275
Credit card income	1,549	1,503	2,957	2,922
Other income	675	226	1,066	762
Noninterest revenue	13,656	14,507	25,982	28,696
Interest income	12,861	13,072	25,654	26,437
Interest expense	2,063	2,368	4,189	4,800
Net interest income	10,798	10,704	21,465	21,637
Total net revenue	24,454	25,211	47,447	50,333

Provision for credit losses	692	47	1,542	664

Noninterest expense
Compensation expense	7,610	8,019	15,469	16,433
Occupancy expense	973	904	1,925	1,805
Technology, communications and equipment expense	1,433	1,361	2,844	2,693
Professional and outside services	1,932	1,901	3,718	3,635
Marketing	650	578	1,214	1,167
Other expense	2,701	2,951	4,634	5,252
Amortization of intangibles	132	152	263	304
Total noninterest expense	15,431	15,866	30,067	31,289
Income before income tax expense	8,331	9,298	15,838	18,380
Income tax expense	2,346	2,802	4,579	5,355
Net income	$5,985	$6,496	$11,259	$13,025
Net income applicable to common stockholders	$5,573	$6,101	$10,470	$12,232
Net income per common share data
Basic earnings per share	$1.47	$1.61	$2.77	$3.22
Diluted earnings per share	1.46	1.60	2.74	3.19

Weighted-average basic shares	3,780.6	3,782.4	3,783.9	3,800.3
Weighted-average diluted shares	3,812.5	3,814.3	3,818.1	3,830.6
Cash dividends declared per common share	$0.40	$0.38	$0.78	$0.68

(a)
The Firm recognized other-than-temporary impairment (“OTTI”) losses related to securities the Firm intends to sell of $2 million for the six months ended June 30, 2014; the Firm did not recognize OTTI losses for the three months ended June 30, 2014. The Firm recognized OTTI losses of $6 million for the three and six months ended June 30, 2013.

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Net income	$5,985	$6,496	$11,259	$13,025
Other comprehensive income/(loss), after-tax
Unrealized gains/(losses) on investment securities	1,075	(3,091)	2,069	(3,731)
Translation adjustments, net of hedges	12	(38)	10	(51)
Cash flow hedges	68	(290)	127	(352)
Defined benefit pension and OPEB plans	7	64	33	168
Total other comprehensive income/(loss), after-tax	1,162	(3,355)	2,239	(3,966)
Comprehensive income	$7,147	$3,141	$13,498	$9,059
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	Jun 30, 2014	Dec 31, 2013
Assets
Cash and due from banks	$27,523	$39,771
Deposits with banks	393,909	316,051
Federal funds sold and securities purchased under resale agreements (included $27,837 and $25,135 at fair value)	248,149	248,116
Securities borrowed (included $2,134 and $3,739 at fair value)	113,967	111,465
Trading assets (included assets pledged of $128,995 and $106,299)	392,543	374,664
Securities (included $314,069 and $329,977 at fair value and assets pledged of $33,449 and $23,446)	361,918	354,003
Loans (included $4,303 and $2,011 at fair value)	746,983	738,418
Allowance for loan losses	(15,326)	(16,264)
Loans, net of allowance for loan losses	731,657	722,154
Accrued interest and accounts receivable	77,096	65,160
Premises and equipment	15,216	14,891
Goodwill	48,110	48,081
Mortgage servicing rights	8,347	9,614
Other intangible assets	1,339	1,618
Other assets (included $12,893 and $15,187 at fair value and assets pledged of $386 and $2,066)	100,562	110,101
Total assets(a)	$2,520,336	$2,415,689
Liabilities
Deposits (included $7,922 and $6,624 at fair value)	$1,319,751	$1,287,765
Federal funds purchased and securities loaned or sold under repurchase agreements (included $2,630 and $5,426 at fair value)	216,561	181,163
Commercial paper	63,804	57,848
Other borrowed funds (included $15,403 and $13,306 at fair value)	34,713	27,994
Trading liabilities	138,656	137,744
Accounts payable and other liabilities (included $45 and $25 at fair value)	203,885	194,491
Beneficial interests issued by consolidated variable interest entities (included $2,094 and $1,996 at fair value)	45,723	49,617
Long-term debt (included $31,142 and $28,878 at fair value)	269,929	267,889
Total liabilities(a)	2,293,022	2,204,511
Commitments and contingencies (see Notes 21 and 23)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 1,846,250 and 1,115,750 shares)	18,463	11,158
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Capital surplus	92,879	93,828
Retained earnings	123,497	115,756
Accumulated other comprehensive income/(loss)	3,438	1,199
Shares held in RSU Trust, at cost (472,953 and 476,642 shares)	(21)	(21)
Treasury stock, at cost (343,652,985 and 348,825,583 shares)	(15,047)	(14,847)
Total stockholders’ equity	227,314	211,178
Total liabilities and stockholders’ equity	$2,520,336	$2,415,689

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at June 30, 2014, and December 31, 2013. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

(in millions)	Jun 30, 2014	Dec 31, 2013
Assets
Trading assets	$6,006	$6,366
Loans	64,598	70,072
All other assets	2,048	2,168
Total assets	$72,652	$78,606
Liabilities
Beneficial interests issued by consolidated variable interest entities	$45,723	$49,617
All other liabilities	1,027	1,061
Total liabilities	$46,750	$50,678
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At both June 30, 2014, and December 31, 2013, the Firm provided limited program-wide credit enhancement of $2.6 billion related to its Firm-administered multi-seller conduits, which are eliminated in consolidation. For further discussion, see Note 15.

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Six months ended June 30,
(in millions, except per share data)	2014	2013
Preferred stock
Balance at January 1	$11,158	$9,058
Issuance of preferred stock	7,305	2,400
Balance at June 30	18,463	11,458
Common stock
Balance at January 1 and June 30	4,105	4,105
Capital surplus
Balance at January 1	93,828	94,604
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(901)	(1,164)
Other	(48)	(24)
Balance at June 30	92,879	93,416
Retained earnings
Balance at January 1	115,756	104,223
Net income	11,259	13,025
Dividends declared:
Preferred stock	(495)	(386)
Common stock ($0.78 and $0.68 per share)	(3,023)	(2,646)
Balance at June 30	123,497	114,216
Accumulated other comprehensive income
Balance at January 1	1,199	4,102
Other comprehensive income/(loss)	2,239	(3,966)
Balance at June 30	3,438	136
Shares held in RSU Trust, at cost
Balance at January 1 and June 30	(21)	(21)
Treasury stock, at cost
Balance at January 1	(14,847)	(12,002)
Purchase of treasury stock	(1,761)	(3,750)
Reissuance from treasury stock	1,561	1,681
Balance at June 30	(15,047)	(14,071)
Total stockholders’ equity	$227,314	$209,239
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Six months ended June 30,
(in millions)	2014	2013
Operating activities
Net income	$11,259	$13,025
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	1,542	664
Depreciation and amortization	2,163	2,105
Amortization of intangibles	263	304
Deferred tax expense	2,467	2,167
Investment securities gains	(42)	(633)
Stock-based compensation	1,142	1,227
Originations and purchases of loans held-for-sale	(34,940)	(44,974)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	38,853	46,924
Net change in:
Trading assets	(14,764)	68,142
Securities borrowed	(2,507)	1,877
Accrued interest and accounts receivable	(11,220)	(19,483)
Other assets	17,214	(7,250)
Trading liabilities	(7,140)	8,194
Accounts payable and other liabilities	1,736	19,768
Other operating adjustments	4,270	(3,573)
Net cash provided by operating activities	10,296	88,484
Investing activities
Net change in:
Deposits with banks	(77,858)	(189,630)
Federal funds sold and securities purchased under resale agreements	(1,427)	43,431
Held-to-maturity securities:
Proceeds from paydowns and maturities	1,667	1
Purchases	(6,312)	—
Available-for-sale securities:
Proceeds from paydowns and maturities	41,248	52,646
Proceeds from sales	14,976	38,053
Purchases	(54,227)	(87,180)
Proceeds from sales and securitizations of loans held-for-investment	9,170	6,087
Other changes in loans, net	(24,730)	(3,785)
Net cash used in business acquisitions or dispositions	(19)	(45)
All other investing activities, net	(426)	(1,823)
Net cash used in investing activities	(97,938)	(142,245)
Financing activities
Net change in:
Deposits	33,419	(6,299)
Federal funds purchased and securities loaned or sold under repurchase agreements	35,364	18,904
Commercial paper and other borrowed funds	11,119	4,927
Beneficial interests issued by consolidated variable interest entities	(5,665)	(6,230)
Proceeds from long-term borrowings and trust preferred securities	36,469	62,016
Payments of long-term borrowings and trust preferred securities	(36,628)	(38,111)
Excess tax benefits related to stock-based compensation	357	88
Proceeds from issuance of preferred stock	7,249	2,376
Treasury stock purchased	(1,761)	(3,750)
Dividends paid	(3,360)	(2,727)
All other financing activities, net	(1,127)	(1,086)
Net cash provided by financing activities	75,436	30,108
Effect of exchange rate changes on cash and due from banks	(42)	(856)
Net decrease in cash and due from banks	(12,248)	(24,509)
Cash and due from banks at the beginning of the period	39,771	53,723
Cash and due from banks at the end of the period	$27,523	$29,214
Cash interest paid	$4,007	$4,735
Cash income taxes (refunded)/paid, net	(739)	2,684
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms for definitions of terms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”),
a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small business, commercial banking, financial transaction processing and asset management. For a discussion of the Firm’s business segments, see Note 24.
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
Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the balance sheet when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities sold and purchased under repurchase agreements to be presented net when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances when the specified conditions are met. For further information on offsetting assets and liabilities, see Note 1 of JPMorgan Chase’s 2013 Annual Report.

Consolidated statements of cash flows
During the first quarter of 2014, the Firm transferred U.S. government agency mortgage-backed securities and obligations of U.S. states and municipalities with a fair value of $19.3 billion from available-for-sale (“AFS”) to held-to-maturity (“HTM”). This transfer was a non-cash transaction. For additional information regarding this transaction, see Note 11.
Note 2 – Business changes and developments
Business events
Regulatory Update
Comprehensive Capital Analysis and Review (“CCAR”)
On March 26, 2014, the Federal Reserve informed the Firm that it did not object, on either a quantitative or qualitative basis, to the Firm’s 2014 capital plan.
Basel III
Effective January 1, 2014, the Firm became subject to Basel III. Prior to January 1, 2014, the Firm and its banking subsidiaries were subject to the capital requirements of Basel I and Basel 2.5. Additionally, the Firm is approved to calculate capital under the Basel III Advanced Approach, in addition to the Basel III Standardized Approach effective April 1, 2014.
For further information on the implementation of Basel III, refer to Note 20.
Preferred stock issuances
During the three and six months ended June 30, 2014, the Firm issued $3.4 billion and $7.3 billion, respectively, of Non-Cumulative Preferred Stock. For further information on the Firm’s preferred stock, see Note 22 of JPMorgan Chase’s 2013 Annual Report.
Physical commodities businesses
The Firm continues to execute a business simplification agenda that will allow it to focus on core activities for its core clients and better manage its operational, regulatory, and litigation risks. On March 19, 2014, the Firm announced that it had agreed to sell certain of its physical commodities operations, including its physical oil, gas, power, warehousing facilities and energy transportation operations, to Mercuria Energy Group Limited. The after-tax impact of this transaction is not expected to be material. The sale is subject to normal regulatory approvals and is expected to close before the end of 2014. The Firm remains fully committed to its traditional banking activities in the commodities markets, including financial derivatives and the trading of precious metals, which are not part of the physical commodities operations sale.

Increase in common stock dividend
The Board of Directors increased the Firm’s quarterly common stock dividend from $0.38 per share to $0.40 per share, effective with the dividend paid on July 31, 2014, to shareholders of record on July 3, 2014.

Note 3 – Fair value measurement
For a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 3 of JPMorgan Chase’s 2013 Annual Report.

The following table presents the asset and liabilities reported at fair value as of June 30, 2014, and December 31, 2013, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy					Netting adjustments
June 30, 2014 (in millions)	Level 1	Level 2		Level 3			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$27,837		$—		$—	$27,837
Securities borrowed	—	2,134		—		—	2,134
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	9	25,682		1,125		—	26,816
Residential – nonagency	—	1,622		543		—	2,165
Commercial – nonagency	—	1,265		327		—	1,592
Total mortgage-backed securities	9	28,569		1,995		—	30,573
U.S. Treasury and government agencies(a)	27,221	6,893		—		—	34,114
Obligations of U.S. states and municipalities	—	6,413		1,079		—	7,492
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,918		—		—	1,918
Non-U.S. government debt securities	28,957	25,865		128		—	54,950
Corporate debt securities	—	27,357		4,793		—	32,150
Loans(b)	—	19,669		13,521		—	33,190
Asset-backed securities	—	3,090		1,216		—	4,306
Total debt instruments	56,187	119,774		22,732		—	198,693
Equity securities	112,284	846		704		—	113,834
Physical commodities(c)	5,337	4,212		3		—	9,552
Other	—	5,745		2,341		—	8,086
Total debt and equity instruments(d)	173,808	130,577		25,780		—	330,165
Derivative receivables:
Interest rate	496	815,033		4,772		(791,472)	28,829
Credit	—	78,004		3,048		(78,088)	2,964
Foreign exchange	464	111,149		1,638		(101,626)	11,625
Equity	—	47,293		2,501		(40,417)	9,377
Commodity	210	35,344		572		(26,543)	9,583
Total derivative receivables(e)	1,170	1,086,823		12,531		(1,038,146)	62,378
Total trading assets	174,978	1,217,400		38,311		(1,038,146)	392,543
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	64,512		—		—	64,512
Residential – nonagency	—	58,139		100		—	58,239
Commercial – nonagency	—	17,999		414		—	18,413
Total mortgage-backed securities	—	140,650		514		—	141,164
U.S. Treasury and government agencies(a)	19,230	129		—		—	19,359
Obligations of U.S. states and municipalities	—	28,086		—		—	28,086
Certificates of deposit	—	1,410		—		—	1,410
Non-U.S. government debt securities	26,024	31,821		—		—	57,845
Corporate debt securities	—	21,356		—		—	21,356
Asset-backed securities:
Collateralized loan obligations	—	27,652		798		—	28,450
Other	—	12,584		524		—	13,108
Equity securities	3,291	—		—		—	3,291
Total available-for-sale securities	48,545	263,688		1,836		—	314,069
Loans	—	76		4,227		—	4,303
Mortgage servicing rights	—	—		8,347		—	8,347
Other assets:
Private equity investments(f)	339	318		4,883		—	5,540
All other	4,280	297		2,776		—	7,353
Total other assets	4,619	615		7,659		—	12,893
Total assets measured at fair value on a recurring basis	$228,142	$1,511,750	(g)	$60,380	(g)	$(1,038,146)	$762,126
Deposits	$—	$5,084		$2,838		$—	$7,922
Federal funds purchased and securities loaned or sold under repurchase agreements	—	2,630		—		—	2,630
Other borrowed funds	—	13,865		1,538		—	15,403
Trading liabilities:
Debt and equity instruments(d)	69,704	18,077		80		—	87,861
Derivative payables:
Interest rate	612	783,367		3,239		(772,129)	15,089
Credit	—	76,642		2,914		(76,724)	2,832
Foreign exchange	481	111,371		2,832		(103,002)	11,682
Equity	—	48,817		4,707		(42,500)	11,024
Commodity	121	36,046		694		(26,693)	10,168
Total derivative payables(e)	1,214	1,056,243		14,386		(1,021,048)	50,795
Total trading liabilities	70,918	1,074,320		14,466		(1,021,048)	138,656
Accounts payable and other liabilities	—	—		45		—	45
Beneficial interests issued by consolidated VIEs	—	1,032		1,062		—	2,094
Long-term debt	—	19,396		11,746		—	31,142
Total liabilities measured at fair value on a recurring basis	$70,918	$1,116,327		$31,695		$(1,021,048)	$197,892

	Fair value hierarchy					Netting adjustments
December 31, 2013 (in millions)	Level 1	Level 2		Level 3			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$25,135		$—		$—	$25,135
Securities borrowed	—	3,739		—		—	3,739
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	4	25,582		1,005		—	26,591
Residential – nonagency	—	1,749		726		—	2,475
Commercial – nonagency	—	871		432		—	1,303
Total mortgage-backed securities	4	28,202		2,163		—	30,369
U.S. Treasury and government agencies(a)	14,933	10,547		—		—	25,480
Obligations of U.S. states and municipalities	—	6,538		1,382		—	7,920
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,071		—		—	3,071
Non-U.S. government debt securities	25,762	22,379		143		—	48,284
Corporate debt securities	—	24,802		5,920		—	30,722
Loans(b)	—	17,331		13,455		—	30,786
Asset-backed securities	—	3,647		1,272		—	4,919
Total debt instruments	40,699	116,517		24,335		—	181,551
Equity securities	107,667	954		885		—	109,506
Physical commodities(c)	4,968	5,217		4		—	10,189
Other	—	5,659		2,000		—	7,659
Total debt and equity instruments(d)	153,334	128,347		27,224		—	308,905
Derivative receivables:
Interest rate	419	848,862		5,398		(828,897)	25,782
Credit	—	79,754		3,766		(82,004)	1,516
Foreign exchange	434	151,521		1,644		(136,809)	16,790
Equity	—	45,892		7,039		(40,704)	12,227
Commodity	320	34,696		722		(26,294)	9,444
Total derivative receivables(e)	1,173	1,160,725		18,569		(1,114,708)	65,759
Total trading assets	154,507	1,289,072		45,793		(1,114,708)	374,664
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	77,815		—		—	77,815
Residential – nonagency	—	61,760		709		—	62,469
Commercial – nonagency	—	15,900		525		—	16,425
Total mortgage-backed securities	—	155,475		1,234		—	156,709
U.S. Treasury and government agencies(a)	21,091	298		—		—	21,389
Obligations of U.S. states and municipalities	—	29,461		—		—	29,461
Certificates of deposit	—	1,041		—		—	1,041
Non-U.S. government debt securities	25,648	30,600		—		—	56,248
Corporate debt securities	—	21,512		—		—	21,512
Asset-backed securities:
Collateralized loan obligations	—	27,409		821		—	28,230
Other	—	11,978		267		—	12,245
Equity securities	3,142	—		—		—	3,142
Total available-for-sale securities	49,881	277,774		2,322		—	329,977
Loans	—	80		1,931		—	2,011
Mortgage servicing rights	—	—		9,614		—	9,614
Other assets:
Private equity investments(f)	606	429		6,474		—	7,509
All other	4,213	289		3,176		—	7,678
Total other assets	4,819	718		9,650		—	15,187
Total assets measured at fair value on a recurring basis	$209,207	$1,596,518	(g)	$69,310	(g)	$(1,114,708)	$760,327
Deposits	$—	$4,369		$2,255		$—	$6,624
Federal funds purchased and securities loaned or sold under repurchase agreements	—	5,426		—		—	5,426
Other borrowed funds	—	11,232		2,074		—	13,306
Trading liabilities:
Debt and equity instruments(d)	61,262	19,055		113		—	80,430
Derivative payables:
Interest rate	321	822,014		3,019		(812,071)	13,283
Credit	—	78,731		3,671		(80,121)	2,281
Foreign exchange	443	156,838		2,844		(144,178)	15,947
Equity	—	46,552		8,102		(39,935)	14,719
Commodity	398	36,609		607		(26,530)	11,084
Total derivative payables(e)	1,162	1,140,744		18,243		(1,102,835)	57,314
Total trading liabilities	62,424	1,159,799		18,356		(1,102,835)	137,744
Accounts payable and other liabilities	—	—		25		—	25
Beneficial interests issued by consolidated VIEs	—	756		1,240		—	1,996
Long-term debt	—	18,870		10,008		—	28,878
Total liabilities measured at fair value on a recurring basis	$62,424	$1,200,452		$33,958		$(1,102,835)	$193,999

(a)	At June 30, 2014, and December 31, 2013, included total U.S. government-sponsored enterprise obligations of $80.6 billion and $91.5 billion, respectively, which were predominantly mortgage-related.

(b)
At June 30, 2014, and December 31, 2013, included within trading loans were $15.5 billion and $14.8 billion, respectively, of residential first-lien mortgages, and $4.4 billion and $2.1 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $6.6 billion and $6.0 billion, respectively, and reverse mortgages of $3.7 billion and $3.6 billion, respectively.

(c)
Physical commodities inventories are generally accounted for at the lower of cost or market. “Market” is a term defined in U.S. GAAP as not exceeding fair value less costs to sell (“transaction costs”). Transaction costs for the Firm’s physical commodities inventories are either not applicable or immaterial to the value of the inventory. Therefore, market approximates fair value for the Firm’s physical commodities inventories. When fair value hedging has been applied (or when market is below cost), the carrying value of physical commodities approximates fair value, because under fair value hedge accounting, the cost basis is adjusted for changes in fair value. For a further discussion of the Firm’s hedge accounting relationships, see Note 5. To provide consistent fair value disclosure information, all physical commodities inventories have been included in each period presented.

(d)
Balances reflect the reduction of securities owned (long positions) by the amount of securities sold but not yet purchased (short positions) when the long and short positions have identical Committee on Uniform Security Identification Procedures numbers (“CUSIPs”).

(e)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivables and payables balances would be $4.2 billion and $7.6 billion at June 30, 2014, and December 31, 2013, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(f)
Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost basis of the private equity investment portfolio totaled $6.3 billion and $8.0 billion at June 30, 2014, and December 31, 2013, respectively.

(g)
Includes investments in hedge funds, private equity funds, real estate and other funds that do not have readily determinable fair values. The Firm uses net asset value per share when measuring the fair value of these investments. At June 30, 2014, and December 31, 2013, the fair values of these investments were $2.2 billion and $3.2 billion, respectively, of which $590 million and $899 million, respectively, were classified in level 2, and $1.6 billion and $2.3 billion, respectively, in level 3.

Transfers between levels for instruments carried at fair value on a recurring basis
For the three and six months ended June 30, 2014 and 2013, there were no significant transfers between levels 1 and 2, or from level 2 into level 3.
During the three months ended June 30, 2014, transfers from level 3 into level 2 included $3.0 billion and $2.9 billion of equity derivative receivables and payables, respectively, due to increased observability of certain equity options.
During the three months ended March 31, 2013, certain highly rated collateralized loan obligations (“CLOs”), including $27.3 billion held in the Firm’s AFS securities portfolio and $1.3 billion held in the trading portfolio, were transferred from level 3 to level 2, based on increased liquidity and price transparency.
All transfers are assumed to occur at the beginning of the quarterly reporting period in which they occur.
Level 3 valuations
For further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments, see Note 3 of JPMorgan Chase’s 2013 Annual Report.
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

The range of values presented in the table is representative of the highest and lowest level input used to value the significant groups of instruments within a product/instrument classification. The input range does not reflect the level of input uncertainty; instead it is driven by the different underlying characteristics of the various instruments within the classification. For example, two option contracts may have similar levels of market risk exposure and valuation uncertainty, but may have significantly different implied volatility levels because the option contracts have different underlyings, tenors, or strike prices.
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
For the Firm’s derivatives and structured notes positions classified within level 3 at June 30, 2014, the equity and interest rate correlation inputs used in estimating fair value were concentrated at the upper end of the range presented, while the credit correlation inputs were distributed across the range presented and the foreign exchange correlation inputs were concentrated at the lower end of the range presented. In addition, the interest rate volatility inputs used in estimating fair value were concentrated at the upper end of the range presented, while equity volatilities were concentrated at the lower end of the range. The forward commodity prices used in estimating the fair value of commodity derivatives were concentrated within the lower end of the range presented.

Level 3 inputs(a)
June 30, 2014 (in millions, except for ratios and basis points)
Product/Instrument	Fair value	Principal valuation technique	Unobservable inputs	Range of input values			Weighted average
Residential mortgage-backed securities and loans	$9,931	Discounted cash flows	Yield	2%	-	15%	6%
			Prepayment speed	0%	-	21%	6%
			Conditional default rate	0%	-	100%	29%
			Loss severity	0%	-	100%	22%
Commercial mortgage-backed securities and loans(b)	2,500	Discounted cash flows	Yield	3%	-	28%	15%
			Conditional default rate	0%	-	100%	10%
			Loss severity	0%	-	40%	35%
Corporate debt securities, obligations of U.S. states and municipalities, and other(c)	16,933	Discounted cash flows	Credit spread	53 bps	-	365 bps	167 bps
			Yield	1%	-	43%	9%
	4,078	Market comparables	Price	—	-	120	94
Net interest rate derivatives	1,533	Option pricing	Interest rate correlation	(75)%	-	97%
			Interest rate spread volatility	0%	-	60%
Net credit derivatives(b)(c)	134	Discounted cash flows	Credit correlation	44%	-	86%
Net foreign exchange derivatives	(1,194)	Option pricing	Foreign exchange correlation	48%	-	75%
Net equity derivatives	(2,206)	Option pricing	Equity volatility	20%	-	50%
Net commodity derivatives	(122)	Discounted cash flows	Forward commodity price	$20	-	$160	per megawatt hour
Collateralized loan obligations	798	Discounted cash flows	Credit spread	240 bps	-	500 bps	252 bps
			Prepayment speed	20%			20%
			Conditional default rate	2%			2%
			Loss severity	40%			40%
	379	Market comparables	Price	0	-	108	79
Mortgage servicing rights (“MSRs”)	8,347	Discounted cash flows	Refer to Note 16.
Private equity direct investments	4,419	Market comparables	EBITDA multiple	2.7x	-	12.3x	7.6x
			Liquidity adjustment	0%	-	49%	13%
Private equity fund investments	464	Net asset value	Net asset value(e)
Long-term debt, other borrowed funds, and deposits(d)	14,763	Option pricing	Interest rate correlation	(75)%	-	97%
			Foreign exchange correlation	0%	-	75%
			Equity correlation	(55)%	-	80%
	1,359	Discounted cash flows	Credit correlation	44%	-	86%

(a)	The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated Balance Sheets.

(b)
The unobservable inputs and associated input ranges for approximately $389 million of credit derivative receivables and $342 million of credit derivative payables with underlying commercial mortgage risk have been included in the inputs and ranges provided for commercial mortgage-backed securities and loans.

(c)
The unobservable inputs and associated input ranges for approximately $1.1 billion of credit derivative receivables and $972 million of credit derivative payables with underlying asset-backed securities risk have been included in the inputs and ranges provided for corporate debt securities, obligations of U.S. states and municipalities and other.

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

Changes in and ranges of unobservable inputs
For a discussion of the impact on fair value of changes in unobservable inputs and the relationships between unobservable inputs as well as a description of attributes of the underlying instruments and external market factors that affect the range of inputs used in the valuation of the Firm’s positions see Note 3 of JPMorgan Chase’s 2013 Annual Report.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated Balance Sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and six months ended June 30, 2014 and 2013. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2014 (in millions)	Fair value at April 1, 2014	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at June 30, 2014	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2014
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$1,150	$27		$12	$(12)		$(33)	$(19)	$1,125	$28
Residential – nonagency	715	67		181	(314)		(12)	(94)	543	21
Commercial – nonagency	465	8		260	(187)		(34)	(185)	327	—
Total mortgage-backed securities	2,330	102		453	(513)		(79)	(298)	1,995	49
Obligations of U.S. states and municipalities	1,219	(35)		—	(105)		—		1,079	(44)
Non-U.S. government debt securities	52	3		25	(3)		(1)	52	128	3
Corporate debt securities	4,873	130		1,163	(663)		(823)	113	4,793	74
Loans	12,521	372		3,129	(1,108)		(1,172)	(221)	13,521	376
Asset-backed securities	1,156	46		807	(776)		(151)	134	1,216	32
Total debt instruments	22,151	618		5,577	(3,168)		(2,226)	(220)	22,732	490
Equity securities	885	18		49	(56)		(25)	(167)	704	83
Physical commodities	3	—		—	—		—	—	3	—
Other	1,284	266		656	(127)		(67)	329	2,341	173
Total trading assets – debt and equity instruments	24,323	902	(c)	6,282	(3,351)		(2,318)	(58)	25,780	746	(c)
Net derivative receivables:(a)
Interest rate	2,090	2		50	(63)		(427)	(119)	1,533	(49)
Credit	244	(124)		164	(21)		(79)	(50)	134	(91)
Foreign exchange	(1,282)	(143)		33	(3)		206	(5)	(1,194)	(141)
Equity	(1,060)	(774)		46	(521)		327	(224)	(2,206)	(204)
Commodity	(58)	(18)		—	—		29	(75)	(122)	16
Total net derivative receivables	(66)	(1,057)	(c)	293	(608)		56	(473)	(1,855)	(469)	(c)
Available-for-sale securities:
Asset-backed securities	1,127	(9)		225	—		(21)	—	1,322	(9)
Other	1,190	1		122	—		(27)	(772)	514	2
Total available-for-sale securities	2,317	(8)	(d)	347	—		(48)	(772)	1,836	(7)	(d)
Loans	2,271	40	(c)	2,396	—		(480)	—	4,227	21	(c)
Mortgage servicing rights	8,552	(149)	(e)	181	2		(239)	—	8,347	(149)	(e)
Other assets:
Private equity investments	5,335	168	(c)	22	(469)		(132)	(41)	4,883	131	(c)
All other	2,984	47	(f)	62	(117)		(200)	—	2,776	47	(f)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2014 (in millions)	Fair value at April 1, 2014	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at June 30, 2014	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2014
				Purchases	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$2,386	$74	(c)	$—	$—	$519	$(24)	$(117)	$2,838	$63	(c)
Other borrowed funds	1,535	(132)	(c)	—	—	1,343	(1,380)	172	1,538	(30)	(c)
Trading liabilities – debt and equity instruments	101	(4)	(c)	(46)	71	—	(4)	(38)	80	1	(c)
Accounts payable and other liabilities	18	27	(c)	—	—	—	—	—	45	27	(c)
Beneficial interests issued by consolidated VIEs	1,160	54	(c)	—	—	4	(54)	(102)	1,062	58	(c)
Long-term debt	11,203	437	(c)	—	—	1,912	(1,369)	(437)	11,746	410	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2013 (in millions)	Fair value at April 1, 2013	Total realized/unrealized gains/(losses)							Transfers into and/or out of level 3(h)	Fair value at June 30, 2013	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2013
				Purchases(g)		Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$819	$106		$2		$—		$(26)	$—	$901	$114
Residential – nonagency	633	203		135		(336)		(20)	—	615	135
Commercial – nonagency	1,151	(39)		302		(113)		(30)	—	1,271	(49)
Total mortgage-backed securities	2,603	270		439		(449)		(76)	—	2,787	200
Obligations of U.S. states and municipalities	1,432	(23)		52		(37)		(203)	—	1,221	(22)
Non-U.S. government debt securities	85	9		333		(397)		(4)	110	136	11
Corporate debt securities	4,852	(41)		2,251		(955)		(822)	450	5,735	28
Loans	10,032	41		3,782		(2,265)		(688)	38	10,940	21
Asset-backed securities	1,579	95		444		(557)		(12)	(121)	1,428	56
Total debt instruments	20,583	351		7,301		(4,660)		(1,805)	477	22,247	294
Equity securities	1,172	(10)		111		(57)		(56)	(121)	1,039	(8)
Physical commodities	—	—		—		—		—	16	16	—
Other	948	43		54		(18)		(52)	130	1,105	38
Total trading assets – debt and equity instruments	22,703	384	(c)	7,466		(4,735)		(1,913)	502	24,407	324	(c)
Net derivative receivables:(a)
Interest rate	2,791	125		46		(63)		(989)	191	2,101	156
Credit	1,317	(335)		3		(1)		(76)	13	921	(360)
Foreign exchange	(1,516)	161		8		—		137	(8)	(1,218)	71
Equity	(1,000)	(323)	(i)	465	(i)	(568)	(i)	(588)	(277)	(2,291)	654
Commodity	182	295		—		—		(412)	6	71	63
Total net derivative receivables	1,774	(77)	(c)	522		(632)		(1,928)	(75)	(416)	584	(c)
Available-for-sale securities:
Asset-backed securities	1,130	—		—		—		(5)	—	1,125	—
Other	837	—		7		—		(20)	—	824	—
Total available-for-sale securities	1,967	—	(d)	7		—		(25)	—	1,949	—	(d)
Loans	2,064	6	(c)	103		(7)		(323)	—	1,843	9	(c)
Mortgage servicing rights	7,949	1,038	(e)	655		(19)		(288)	—	9,335	1,038	(e)
Other assets:
Private equity investments	6,831	434	(c)	122		(7)		(275)	—	7,105	206	(c)
All other	3,985	1	(f)	83		(292)		(97)	—	3,680	(11)	(f)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2013 (in millions)	Fair value at April 1, 2013	Total realized/unrealized (gains)/losses							Transfers into and/or out of level 3(h)	Fair value at June 30, 2013	Change in unrealized (gains)/ losses related to financial instruments held at June 30, 2013
				Purchases		Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$2,015	$(110)	(c)	$—		$—	$316	$(44)	$13	$2,190	$(110)	(c)
Other borrowed funds	2,137	(243)	(c)	—		—	2,389	(1,695)	85	2,673	33	(c)
Trading liabilities – debt and equity instruments	251	(60)	(c)	(374)		454	—	(21)	(146)	104	(48)	(c)
Accounts payable and other liabilities	33	—		—		—	—	(1)	—	32	—
Beneficial interests issued by consolidated VIEs	818	59	(c)	—		—	30	(44)	—	863	54	(c)
Long-term debt	9,084	(430)	(c)	—		—	1,878	(1,246)	(84)	9,202	(292)	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2014 (in millions)	Fair value at January 1, 2014	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at June 30, 2014	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2014
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$1,005	$30		$343	$(174)		$(60)	$(19)	$1,125	$32
Residential – nonagency	726	91		373	(514)		(24)	(109)	543	29
Commercial – nonagency	432	28		581	(481)		(48)	(185)	327	4
Total mortgage-backed securities	2,163	149		1,297	(1,169)		(132)	(313)	1,995	65
Obligations of U.S. states and municipalities	1,382	(13)		—	(290)		—	—	1,079	7
Non-U.S. government debt securities	143	19		435	(519)		(2)	52	128	24
Corporate debt securities	5,920	368		2,360	(2,015)		(1,664)	(176)	4,793	280
Loans	13,455	691		5,287	(2,902)		(2,718)	(292)	13,521	882
Asset-backed securities	1,272	70		1,357	(1,332)		(171)	20	1,216	43
Total debt instruments	24,335	1,284		10,736	(8,227)		(4,687)	(709)	22,732	1,301
Equity securities	885	99		85	(75)		(34)	(256)	704	147
Physical commodities	4	—		—	—		(1)	—	3	—
Other	2,000	169		710	(178)		(95)	(265)	2,341	146
Total trading assets – debt and equity instruments	27,224	1,552	(c)	11,531	(8,480)		(4,817)	(1,230)	25,780	1,594	(c)
Net derivative receivables:(a)
Interest rate	2,379	26		98	(106)		(765)	(99)	1,533	(690)
Credit	95	(239)		222	(21)		127	(50)	134	(186)
Foreign exchange	(1,200)	(342)		94	(19)		255	18	(1,194)	(291)
Equity	(1,063)	(703)		847	(1,554)		452	(185)	(2,206)	343
Commodity	115	(172)		1	—		(13)	(53)	(122)	(156)
Total net derivative receivables	326	(1,430)	(c)	1,262	(1,700)		56	(369)	(1,855)	(980)	(c)
Available-for-sale securities:
Asset-backed securities	1,088	(11)		225	(2)		(41)	63	1,322	(11)
Other	1,234	(2)		122	—		(68)	(772)	514	(1)
Total available-for-sale securities	2,322	(13)	(d)	347	(2)		(109)	(709)	1,836	(12)	(d)
Loans	1,931	72	(c)	3,080	(142)		(714)	—	4,227	47	(c)
Mortgage servicing rights	9,614	(971)	(e)	376	(186)		(486)	—	8,347	(971)	(e)
Other assets:
Private equity investments	6,474	264	(c)	109	(1,487)		(436)	(41)	4,883	119	(c)
All other	3,176	(26)	(f)	135	(154)		(355)	—	2,776	(26)	(f)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2014 (in millions)	Fair value at January 1, 2014	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at June 30, 2014	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2014
				Purchases	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$2,255	$111	(c)	$—	$—	$809	$(66)	$(271)	$2,838	$98	(c)
Other borrowed funds	2,074	(93)	(c)	—	—	2,676	(3,487)	368	1,538	84	(c)
Trading liabilities – debt and equity instruments	113	(4)	(c)	(262)	279	—	(8)	(38)	80	1	(c)
Accounts payable and other liabilities	25	27	(c)	—	—	—	(7)	—	45	27	(c)
Beneficial interests issued by consolidated VIEs	1,240	101	(c)	—	—	82	(259)	(102)	1,062	88	(c)
Long-term debt	10,008	539	(c)	—	—	3,744	(2,379)	(166)	11,746	585	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2013 (in millions)	Fair value at January 1, 2013	Total realized/unrealized gains/(losses)							Transfers into and/or out of level 3(h)	Fair value at June 30, 2013	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2013
				Purchases(g)		Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$498	$140		$393		$(79)		$(51)	$—	$901	$153
Residential – nonagency	663	312		434		(740)		(49)	(5)	615	177
Commercial – nonagency	1,207	(125)		439		(178)		(72)	—	1,271	(142)
Total mortgage-backed securities	2,368	327		1,266		(997)		(172)	(5)	2,787	188
Obligations of U.S. states and municipalities	1,436	18		53		(83)		(203)	—	1,221	17
Non-U.S. government debt securities	67	11		634		(682)		(4)	110	136	11
Corporate debt securities	5,308	(124)		5,178		(3,518)		(1,447)	338	5,735	30
Loans	10,787	(131)		5,408		(3,750)		(1,391)	17	10,940	(229)
Asset-backed securities	3,696	159		1,040		(1,534)		(147)	(1,786)	1,428	74
Total debt instruments	23,662	260		13,579		(10,564)		(3,364)	(1,326)	22,247	91
Equity securities	1,114	(9)		204		(148)		(65)	(57)	1,039	(28)
Physical commodities	—	—		—		—		—	16	16	—
Other	863	87		126		(20)		(81)	130	1,105	139
Total trading assets – debt and equity instruments	25,639	338	(c)	13,909		(10,732)		(3,510)	(1,237)	24,407	202	(c)
Net derivative receivables:(a)
Interest rate	3,322	431		115		(125)		(1,847)	205	2,101	45
Credit	1,873	(824)		50		(1)		(189)	12	921	(836)
Foreign exchange	(1,750)	45		(7)		(3)		513	(16)	(1,218)	(5)
Equity	(1,806)	539	(i)	536	(i)	(647)	(i)	(810)	(103)	(2,291)	604
Commodity	254	653		11		(3)		(854)	10	71	240
Total net derivative receivables	1,893	844	(c)	705		(779)		(3,187)	108	(416)	48	(c)
Available-for-sale securities:
Asset-backed securities	28,024	5		400		—		(44)	(27,260)	1,125	5
Other	892	(9)		7		(13)		(53)	—	824	3
Total available-for-sale securities	28,916	(4)	(d)	407		(13)		(97)	(27,260)	1,949	8	(d)
Loans	2,282	(29)	(c)	328		(56)		(682)	—	1,843	(43)	(c)
Mortgage servicing rights	7,614	1,347	(e)	1,339		(418)		(547)	—	9,335	1,347	(e)
Other assets:
Private equity investments	7,181	165	(c)	203		(103)		(341)	—	7,105	(188)	(c)
All other	4,258	(25)	(f)	135		(295)		(393)	—	3,680	(41)	(f)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2013 (in millions)	Fair value at January 1, 2013	Total realized/unrealized (gains)/losses							Transfers into and/or out of level 3(h)	Fair value at June 30, 2013	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2013
				Purchases		Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$1,983	$(105)	(c)	$—		$—	$612	$(157)	$(143)	$2,190	$(97)	(c)
Other borrowed funds	1,619	(269)	(c)	—		—	4,151	(2,919)	91	2,673	74	(c)
Trading liabilities – debt and equity instruments	205	(68)	(c)	(1,859)		2,006	—	(34)	(146)	104	(78)	(c)
Accounts payable and other liabilities	36	1	(f)	—		—	—	(5)	—	32	1	(f)
Beneficial interests issued by consolidated VIEs	925	25	(c)	—		—	51	(138)	—	863	26	(c)
Long-term debt	8,476	(905)	(c)	—		—	3,733	(1,603)	(499)	9,202	(321)	(c)

(a)	All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.

(b)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 16% and 18% at June 30, 2014, and December 31, 2013, respectively.

(c)
Predominantly reported in principal transactions revenue, except for changes in fair value for Consumer & Community Banking (“CCB”) mortgage loans, lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.

(d)
Realized gains/(losses) on securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains/(losses) are reported in OCI. Realized gains/(losses) and foreign exchange remeasurement adjustments recorded in income on AFS securities were $(11) million and $3 million for the three months ended June 30, 2014 and 2013, and $(12) million and $(15) million for the six months ended June 30, 2014 and 2013, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $3 million and $(3) million for the three months ended June 30, 2014 and 2013 and $(1) million and $11 million for the six months ended June 30, 2014 and 2013, respectively.

(e)	Changes in fair value for CCB mortgage servicing rights are reported in mortgage fees and related income.

(f)	Predominantly reported in other income.

(g)	Loan originations are included in purchases.

(h)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur.

(i)	The prior period amounts have been revised. The revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

Level 3 analysis
Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 2.5% of total Firm assets at June 30, 2014. The following describes significant changes to level 3 assets since December 31, 2013, for those items measured at fair value on a recurring basis. For further information on changes impacting items measured at fair value on a nonrecurring basis, see Assets and liabilities measured at fair value on a nonrecurring basis on page 107.
Three months ended June 30, 2014
Level 3 assets were $60.4 billion at June 30, 2014, reflecting a decrease of $2.8 billion from March 31, 2014, largely due to the following:

•
$4.9 billion decrease in derivative receivables, largely driven by client-driven market-making activity and a transfer of equity derivative receivables from level 3 to level 2 due to increase in observability of certain equity options;

•	$2.0 billion increase in loans due to originations;

•	$1.5 billion increase in trading assets - debt and equity instruments largely driven by trading loans purchases and new client-driven financing transactions;
Six months ended June 30, 2014
Level 3 assets decreased by $8.9 billion in the first six months of 2014, mainly due to the following:

•
$6.0 billion decrease in derivative receivable, predominantly driven by equity derivative receivables due to maturities and a transfer from level 3 to level 2 as a result of increase in observability of certain equity options;

•	$2.3 billion increase in loans due to originations;

•	$1.6 billion decrease in private equity investments, driven by sales of investments.

•	$1.4 billion decrease in trading assets - debt and equity instruments, largely driven by net sales and maturities of corporate debt securities.

•	$1.3 million decrease in MSRs. For further discussion of the change, refer to Note 16;

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. For further information on these instruments, see Changes in level 3 recurring fair value measurements rollforward tables on pages 99–106.
Three months ended June 30, 2014

•	$1.1 billion net losses on derivatives, largely due to client-driven market-making activities in equity derivatives.
Three months ended June 30, 2013

•	$1.0 billion of gains on MSRs. For further discussion of the change, refer to Note 16.
Six months ended June 30, 2014

•	$1.6 billion of net gains in trading assets - debt and equity instruments, largely driven by client-driven activities in corporate debt and trading loans;

•
$1.4 billion of net losses on derivatives, largely driven by foreign exchange derivatives due to fluctuations in foreign exchange rates and client-driven market-making activities in equity derivatives.

•	$1.0 billion of losses on MSRs. For further discussion of the change, refer to Note 16.
Six months ended June 30, 2013

•	$1.3 billion of gains on MSRs. For further discussion of the change, refer to Note 16.

•	$(905) million of gains on long-term debt, due to market movements.

Credit & funding adjustments
The following table provides the credit and funding adjustments, excluding the effect of any associated hedging activities, reflected within the Consolidated Balance Sheets as of the dates indicated.

(in millions)	Jun 30, 2014	Dec 31, 2013
Derivative receivables balance(a)	$62,378	$65,759
Derivative payables balance(a)	50,795	57,314
Derivatives CVA(b)(c)	(2,099)	(2,352)
Derivatives DVA and FVA(b)(d)	(483)	(322)
Structured notes balance(a)(e)	54,467	48,808
Structured notes DVA and FVA(b)(f)	1,131	952

(a)	Balances are presented net of applicable credit valuation adjustments (“CVA”) and debit valuation adjustments (“DVA”)/funding valuation adjustments (“FVA”).

(b)
Positive CVA and DVA/FVA represent amounts that increased receivable balances or decreased payable balances; negative CVA and DVA/FVA represent amounts that decreased receivable balances or increased payable balances.

(c)	Derivatives CVA includes results managed by the credit portfolio group and other businesses.

(d)	At June 30, 2014, and December 31, 2013, included derivatives DVA of $620 million and $715 million, respectively.

(e)
Structured notes are predominantly financial instruments containing embedded derivatives that are measured at fair value based on the Firm’s election under the fair value option. At June 30, 2014, and December 31, 2013, included $1.2 billion and $1.1 billion, respectively, of financial instruments with no embedded derivative for which the fair value option has also been elected. For further information on these elections, see Note 4.

(f)	At June 30, 2014, and December 31, 2013 included structured notes DVA of $1.4 billion and $1.4 billion, respectively.
The following table provides the impact of credit adjustments on Principal transactions revenue in the respective periods, excluding the effect of any associated hedging activities.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Credit adjustments:
Derivative CVA(a)	$272	$549	$253	$881
Derivative DVA and FVA(b)	(36)	104	(161)	99
Structured note DVA and FVA(c)	162	251	179	382

(a)	Derivatives CVA includes results managed by the credit portfolio group and other businesses.

(b)
Included derivatives DVA of $(1) million and $104 million for the three months ended June 30, 2014 and 2013 and $(95) million and $99 million for the six months ended June 30, 2014 and 2013, respectively.

(c)
Included structured notes DVA of $134 million and $251 million for the three months ended June 30, 2014 and 2013 and $19 million and $382 million for the six months ended June 30, 2014 and 2013, respectively.

Assets and liabilities measured at fair value on a nonrecurring basis
At June 30, 2014 and 2013, assets measured at fair value on a nonrecurring basis were $3.4 billion and $1.6 billion, respectively, which predominantly consisted of loans that had fair value adjustments in each of the first six months of 2014 and 2013. At June 30, 2014, $597 million and $2.8 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. At June 30, 2013, $95 million and $1.5 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. Liabilities measured at fair value on a nonrecurring basis were not significant at June 30, 2014 and 2013. For the three and six months ended June 30, 2014 and 2013, there were no significant transfers between levels 1, 2, and 3.
Of the $3.4 billion of assets measured at fair value on a nonrecurring basis, $2.1 billion related to trade finance loans that were reclassified to held-for-sale during the fourth quarter of 2013 and subject to a lower of cost or fair value adjustment. These loans were classified as level 3, as they are valued based on the indicative pricing received from external investors, which ranged from a spread of 58 bps to 70 bps, with a weighted average of 62 bps.

At June 30, 2014, assets measured at fair value on a nonrecurring basis also included $542 million related to residential real estate loans measured at the net realizable value of the underlying collateral (i.e., collateral-dependent loans and other loans charged off in accordance with regulatory guidance). These amounts are classified as level 3 as they are valued using a broker’s price opinion and discounted based upon the Firm’s experience with actual liquidation values. These discounts to the broker price opinions ranged from 12% to 64%, with a weighted average of 29%.
The total change in the recorded value of assets and liabilities for which a fair value adjustment has been included in the Consolidated Statements of Income for the three months ended June 30, 2014 and 2013, related to financial instruments held at those dates, was a reduction of $318 million and $293 million, respectively; and for the six months ended June 30, 2014 and 2013, was a reduction of $456 million and $521 million.
For information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), see Note 14 of JPMorgan Chase’s 2013 Annual Report.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated Balance Sheets at fair value
The following table presents the carrying values and estimated fair values at June 30, 2014, and December 31, 2013, of financial assets and liabilities, excluding financial instruments which are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 of JPMorgan Chase’s 2013 Annual Report.

	June 30, 2014					December 31, 2013
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$27.5	$27.5	$—	$—	$27.5	$39.8	$39.8	$—	$—	$39.8
Deposits with banks	393.9	387.3	6.6	—	393.9	316.1	309.7	6.4	—	316.1
Accrued interest and accounts receivable	77.1	—	76.9	0.2	77.1	65.2	—	64.9	0.3	65.2
Federal funds sold and securities purchased under resale agreements	220.3	—	220.3	—	220.3	223.0	—	223.0	—	223.0
Securities borrowed	111.8	—	111.8	—	111.8	107.7	—	107.7	—	107.7
Securities, held-to-maturity(a)	47.8	—	49.2	—	49.2	24.0	—	23.7	—	23.7
Loans, net of allowance for loan losses(b)	727.4	—	18.2	713.5	731.7	720.1	—	23.0	697.2	720.2
Other(c)	52.8	—	49.8	6.7	56.5	58.2	—	54.5	7.4	61.9
Financial liabilities
Deposits	$1,311.8	$—	$1,310.9	$1.2	$1,312.1	$1,281.1	$—	$1,280.3	$1.2	$1,281.5
Federal funds purchased and securities loaned or sold under repurchase agreements	213.9	—	213.9	—	213.9	175.7	—	175.7	—	175.7
Commercial paper	63.8	—	63.8	—	63.8	57.8	—	57.8	—	57.8
Other borrowed funds	19.3		19.3	—	19.3	14.7	—	14.7	—	14.7
Accounts payable and other liabilities	175.2	—	172.5	2.6	175.1	160.2	—	158.2	1.8	160.0
Beneficial interests issued by consolidated VIEs	43.6	—	40.6	3.0	43.6	47.6	—	44.3	3.2	47.5
Long-term debt and junior subordinated deferrable interest debentures(d)	238.8	—	242.7	3.4	246.1	239.0	—	240.8	6.0	246.8

(a)	Carrying value includes unamortized discount or premium.

(b)
Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based on the value of the underlying collateral. The difference between the estimated fair value and carrying value of a financial asset or liability is the result of the different methodologies used to determine fair value as compared with carrying value. For example, credit losses are estimated for a financial asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in the allowance for loan loss calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in the allowance for loan losses. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see Valuation hierarchy on pages 197–215 of JPMorgan Chase’s 2013 Annual Report and pages 96–109 of this Note.

(c)	Current period numbers have been updated to include certain nonmarketable equity securities. Prior period amounts have been revised to conform to the current presentation.

(d)	Carrying value includes unamortized original issue discount and other valuation adjustments.

The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded. The carrying value and estimated fair value of the Firm’s wholesale lending-related commitments were as follows for the periods indicated.

	June 30, 2014					December 31, 2013
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$0.6	$—	$—	$0.8	$0.8	$0.7	$—	$—	$1.0	$1.0

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
Trading assets and liabilities – average balances
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Trading assets – debt and equity instruments	$325,426	$357,285	$320,197	$363,952
Trading assets – derivative receivables	60,830	75,310	62,814	75,115
Trading liabilities – debt and equity instruments(a)	85,123	75,671	85,230	73,103
Trading liabilities – derivative payables	49,487	66,246	51,305	67,458

(a)	Primarily represent securities sold, not yet purchased.

Note 4 – Fair value option
For a discussion of the primary financial instruments for which the fair value option was previously elected, including the basis for those elections and the determination of instrument-specific credit risk, where relevant, see Note 4 of JPMorgan Chase’s 2013 Annual Report.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended June 30,
	2014				2013
(in millions)	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$96	$—		$96	$(287)	$—		$(287)
Securities borrowed	(2)	—		(2)	(8)	—		(8)
Trading assets:
Debt and equity instruments, excluding loans	245	3	(b)	248	(14)	4	(b)	(10)
Loans reported as trading assets:
Changes in instrument-specific credit risk	391	3	(b)	394	211	26	(b)	237
Other changes in fair value	38	400	(b)	438	(94)	253	(b)	159
Loans:
Changes in instrument-specific credit risk	20	—		20	(1)	—		(1)
Other changes in fair value	24	—		24	21	—		21
Other assets	7	(30)	(c)	(23)	22	(20)	(c)	2
Deposits(a)	(107)	—		(107)	219	—		219
Federal funds purchased and securities loaned or sold under repurchase agreements	(18)	—		(18)	41	—		41
Other borrowed funds(a)	(911)	—		(911)	734	—		734
Trading liabilities	(3)	—		(3)	(14)	—		(14)
Beneficial interests issued by consolidated VIEs	(48)	—		(48)	(69)	—		(69)
Other liabilities	(27)	—		(27)	—	—		—
Long-term debt:
Changes in instrument-specific credit risk(a)	82	—		82	159	—		159
Other changes in fair value	(773)	—		(773)	1,000	—		1,000

	Six months ended June 30,
	2014				2013
(in millions)	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$56	$—		$56	$(358)	$—		$(358)
Securities borrowed	(5)	—		(5)	18	—		18
Trading assets:
Debt and equity instruments, excluding loans	475	1	(b)	476	242	7	(b)	249
Loans reported as trading assets:
Changes in instrument-specific credit risk	754	12	(b)	766	539	38	(b)	577
Other changes in fair value	102	692	(b)	794	(78)	1,205	(b)	1,127
Loans:
Changes in instrument-specific credit risk	28	—		28	(6)	—		(6)
Other changes in fair value	31	—		31	21	—		21
Other assets	12	(142)	(c)	(130)	21	(89)	(c)	(68)
Deposits(a)	(211)	—		(211)	297	—		297
Federal funds purchased and securities loaned or sold under repurchase agreements	(34)	—		(34)	45	—		45
Other borrowed funds(a)	(1,171)	—		(1,171)	380	—		380
Trading liabilities	(9)	—		(9)	(32)	—		(32)
Beneficial interests issued by consolidated VIEs	(137)	—		(137)	(97)	—		(97)
Other liabilities	(27)	—		(27)	—	(1)	(c)	(1)
Long-term debt:
Changes in instrument-specific credit risk(a)	5	—		5	192	—		192
Other changes in fair value(b)	(791)	—		(791)	969	—		969

(a)
Total changes in instrument-specific credit risk (DVA) related to structured notes were $134 million and $251 million for the three months ended June 30, 2014 and 2013 and $19 million and $382 million for the six months ended June 30, 2014 and 2013, respectively. These totals include such changes for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

(b)	Reported in mortgage fees and related income.

(c)	Reported in other income.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2014, and December 31, 2013, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	June 30, 2014				December 31, 2013
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$4,462		$1,270	$(3,192)	$5,156		$1,491	$(3,665)
Loans	214		154	(60)	209		154	(55)
Subtotal	4,676		1,424	(3,252)	5,365		1,645	(3,720)
All other performing loans
Loans reported as trading assets	35,185		31,920	(3,265)	33,069		29,295	(3,774)
Loans	3,934		3,877	(57)	1,618		1,563	(55)
Total loans	$43,795		$37,221	$(6,574)	$40,052		$32,503	$(7,549)
Long-term debt
Principal-protected debt	$15,634	(c)	$15,882	$248	$15,797	(c)	$15,909	$112
Nonprincipal-protected debt(b)	NA		15,260	NA	NA		12,969	NA
Total long-term debt	NA		$31,142	NA	NA		$28,878	NA
Long-term beneficial interests
Nonprincipal-protected debt(b)	NA		$2,094	NA	NA		$1,996	NA
Total long-term beneficial interests	NA		$2,094	NA	NA		$1,996	NA

(a)	There were no performing loans that were ninety days or more past due as of June 30, 2014, and December 31, 2013.

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
At June 30, 2014, and December 31, 2013, the contractual amount of letters of credit for which the fair value option was elected was $4.5 billion and $4.5 billion, respectively, with a corresponding fair value of $(106) million and $(99) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 29 of JPMorgan Chase’s 2013 Annual Report, and Note 21 of this Form 10-Q.
Structured note products by balance sheet classification and risk component
The table below presents the fair value of the structured notes issued by the Firm, by balance sheet classification and the primary risk to which the structured notes’ embedded derivative relates.

	June 30, 2014				December 31, 2013
(in millions)	Long-term debt	Other borrowed funds	Deposits	Total	Long-term debt	Other borrowed funds	Deposits	Total
Risk exposure
Interest rate	$10,505	$461	$1,735	$12,701	$9,516	$615	$1,270	$11,401
Credit	4,429	124	—	4,553	4,248	13	—	4,261
Foreign exchange	2,307	136	16	2,459	2,321	194	27	2,542
Equity	12,512	13,510	4,184	30,206	11,082	11,936	3,736	26,754
Commodity	1,154	589	1,570	3,313	1,260	310	1,133	2,703
Total structured notes	$30,907	$14,820	$7,505	$53,232	$28,427	$13,068	$6,166	$47,661

Note 5 – Derivative instruments
JPMorgan Chase makes markets in derivatives for customers and also uses derivatives to hedge or manage its own risk exposures. For a further discussion of the Firm’s use of and accounting policies regarding derivative instruments, see Note 6 of JPMorgan Chase’s 2013 Annual Report.
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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
◦ Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate/PE	119-120
◦ Interest rate	Hedge floating rate assets and liabilities	Cash flow hedge	Corporate/PE	121
◦ Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate/PE	119-120
◦ Foreign exchange	Hedge forecasted revenue and expense	Cash flow hedge	Corporate/PE	121
◦ Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. subsidiaries	Net investment hedge	Corporate/PE	122
◦ Commodity	Hedge commodity inventory	Fair value hedge	CIB	119-120
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
◦ Interest rate	Manage the risk of the mortgage pipeline, warehouse loans and MSRs	Specified risk management	CCB	122
◦ Credit	Manage the credit risk of wholesale lending exposures	Specified risk management	CIB	122
◦ Commodity	Manage the risk of certain commodities-related contracts and investments	Specified risk management	CIB	122
◦ Interest rate and foreign exchange	Manage the risk of certain other specified assets and liabilities	Specified risk management	Corporate/PE	122
Market-making derivatives and other activities:
◦ Various	Market-making and related risk management	Market-making and other	CIB	122
◦ Various	Other derivatives	Market-making and other	CIB, Corporate/PE	122

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of June 30, 2014, and December 31, 2013.

	Notional amounts(c)
(in billions)	June 30, 2014	December 31, 2013
Interest rate contracts
Swaps	$30,929	$35,221
Futures and forwards	12,556	11,251
Written options(a)	4,305	4,046
Purchased options	4,704	4,187
Total interest rate contracts	52,494	54,705
Credit derivatives(a)(b)	5,100	5,331
Foreign exchange contracts
Cross-currency swaps	3,680	3,488
Spot, futures and forwards	4,310	3,773
Written options	725	659
Purchased options	716	652
Total foreign exchange contracts	9,431	8,572
Equity contracts
Swaps(a)	198	187
Futures and forwards(a)	46	50
Written options	474	425
Purchased options	391	380
Total equity contracts	1,109	1,042
Commodity contracts
Swaps	130	124
Spot, futures and forwards	218	234
Written options	200	202
Purchased options	196	203
Total commodity contracts	744	763
Total derivative notional amounts	$68,878	$70,413

(a)	The prior period amount has been revised. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

(b)	For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on page 123 of this Note.

(c)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
June 30, 2014 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$817,201	$3,100	$820,301	$28,829	$784,808	$2,410	$787,218	$15,089
Credit	81,052	—	81,052	2,964	79,556	—	79,556	2,832
Foreign exchange	112,243	1,008	113,251	11,625	113,357	1,327	114,684	11,682
Equity	49,794	—	49,794	9,377	53,524	—	53,524	11,024
Commodity	35,843	283	36,126	9,583	36,181	680	36,861	10,168
Total fair value of trading assets and liabilities	$1,096,133	$4,391	$1,100,524	$62,378	$1,067,426	$4,417	$1,071,843	$50,795

	Gross derivative receivables				Gross derivative payables
December 31, 2013 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$851,189	$3,490	$854,679	$25,782	$820,811	$4,543	$825,354	$13,283
Credit	83,520	—	83,520	1,516	82,402	—	82,402	2,281
Foreign exchange	152,240	1,359	153,599	16,790	158,728	1,397	160,125	15,947
Equity	52,931	—	52,931	12,227	54,654	—	54,654	14,719
Commodity	34,344	1,394	35,738	9,444	37,605	9	37,614	11,084
Total fair value of trading assets and liabilities	$1,174,224	$6,243	$1,180,467	$65,759	$1,154,200	$5,949	$1,160,149	$57,314

(a)	Balances exclude structured notes for which the fair value option has been elected. See Note 4 for further information.

(b)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

The following table presents, as of June 30, 2014, and December 31, 2013, the gross and net derivative receivables by contract and settlement type. Derivative receivables have been netted on the Consolidated Balance Sheets against derivative payables and cash collateral payables to the same counterparty with respect to derivative contracts for which the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, the receivables are not eligible under U.S. GAAP for netting on the Consolidated Balance Sheets, and are shown separately in the table below.

	June 30, 2014				December 31, 2013
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over–the–counter (“OTC”)	$498,230	$(475,647)		$22,583	$486,449	$(466,493)		$19,956
OTC–cleared	316,030	(315,825)		205	362,426	(362,404)		22
Exchange traded(a)	—	—		—	—	—		—
Total interest rate contracts	814,260	(791,472)		22,788	848,875	(828,897)		19,978
Credit contracts:
OTC	69,143	(68,041)		1,102	66,269	(65,725)		544
OTC–cleared	11,422	(10,047)		1,375	16,841	(16,279)		562
Total credit contracts	80,565	(78,088)		2,477	83,110	(82,004)		1,106
Foreign exchange contracts:
OTC	110,256	(101,578)		8,678	148,953	(136,763)		12,190
OTC–cleared	48	(48)		—	46	(46)		—
Exchange traded(a)	—	—		—	—	—		—
Total foreign exchange contracts	110,304	(101,626)		8,678	148,999	(136,809)		12,190
Equity contracts:
OTC	23,441	(23,026)		415	31,870	(29,289)		2,581
OTC–cleared	—	—		—	—	—		—
Exchange traded(a)	20,052	(17,391)		2,661	17,732	(11,415)		6,317
Total equity contracts	43,493	(40,417)		3,076	49,602	(40,704)		8,898
Commodity contracts:
OTC	21,951	(14,860)		7,091	21,619	(15,082)		6,537
OTC–cleared	—	—		—	—	—		—
Exchange traded(a)	13,414	(11,683)		1,731	12,528	(11,212)		1,316
Total commodity contracts	35,365	(26,543)		8,822	34,147	(26,294)		7,853
Derivative receivables with appropriate legal opinion	$1,083,987	$(1,038,146)	(b)	$45,841	$1,164,733	$(1,114,708)	(b)	$50,025
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	16,537			16,537	15,734			15,734
Total derivative receivables recognized on the Consolidated Balance Sheets	$1,100,524			$62,378	$1,180,467			$65,759

(a)	Exchange traded derivative amounts that relate to futures contracts are settled daily.

(b)	Included cash collateral netted of $62.0 billion and $63.9 billion at June 30, 2014, and December 31, 2013, respectively.

The following table presents, as of June 30, 2014, and December 31, 2013, the gross and net derivative payables by contract and settlement type. Derivative payables have been netted on the Consolidated Balance Sheets against derivative receivables and cash collateral receivables from the same counterparty with respect to derivative contracts for which the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, the payables are not eligible under U.S. GAAP for netting on the Consolidated Balance Sheets, and are shown separately in the table below.

	June 30, 2014				December 31, 2013
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$472,544	$(461,345)		$11,199	$467,850	$(458,081)		$9,769
OTC–cleared	311,744	(310,784)		960	354,698	(353,990)		708
Exchange traded(a)	—	—		—	—	—		—
Total interest rate contracts	784,288	(772,129)		12,159	822,548	(812,071)		10,477
Credit contracts:
OTC	67,182	(65,923)		1,259	65,223	(63,671)		1,552
OTC–cleared	11,910	(10,801)		1,109	16,506	(16,450)		56
Total credit contracts	79,092	(76,724)		2,368	81,729	(80,121)		1,608
Foreign exchange contracts:
OTC	110,876	(102,961)		7,915	155,110	(144,119)		10,991
OTC–cleared	41	(41)		—	61	(59)		2
Exchange traded(a)	—	—		—	—	—		—
Total foreign exchange contracts	110,917	(103,002)		7,915	155,171	(144,178)		10,993
Equity contracts:
OTC	29,222	(25,109)		4,113	33,295	(28,520)		4,775
OTC–cleared	—	—		—	—	—		—
Exchange traded(a)	18,257	(17,391)		866	17,349	(11,415)		5,934
Total equity contracts	47,479	(42,500)		4,979	50,644	(39,935)		10,709
Commodity contracts:
OTC	20,689	(15,010)		5,679	21,993	(15,318)		6,675
OTC–cleared	—	—		—	—	—		—
Exchange traded(a)	13,177	(11,683)		1,494	12,367	(11,212)		1,155
Total commodity contracts	33,866	(26,693)		7,173	34,360	(26,530)		7,830
Derivative payables with appropriate legal opinions	$1,055,642	$(1,021,048)	(b)	$34,594	$1,144,452	$(1,102,835)	(b)	$41,617
Derivative payables where an appropriate legal opinion has not been either sought or obtained	16,201			16,201	15,697			15,697
Total derivative payables recognized on the Consolidated Balance Sheets	$1,071,843			$50,795	$1,160,149			$57,314

(a)	Exchange traded derivative balances that relate to futures contracts are settled daily.

(b)	Included cash collateral netted of $44.9 billion and $52.1 billion related to OTC and OTC-cleared derivatives at June 30, 2014, and December 31, 2013, respectively.

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

The following tables present information regarding certain financial instrument collateral received and transferred as of June 30, 2014, and December 31, 2013, that is not eligible for net presentation under U.S. GAAP. The collateral included in these tables relates only to the derivative instruments for which appropriate legal opinions have been obtained; excluded are (i) additional collateral that exceeds the fair value exposure and (ii) all collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.

Derivative receivable collateral
	June 30, 2014				December 31, 2013
(in millions)	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure
Derivative receivables with appropriate legal opinions	$45,841	$(10,707)	(a)	$35,134	$50,025	$(12,414)	(a)	$37,611

Derivative payable collateral(b)
	June 30, 2014				December 31, 2013
(in millions)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)
Derivative payables with appropriate legal opinions	$34,594	$(7,302)	(a)	$27,292	$41,617	$(6,873)	(a)	$34,744

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

Liquidity risk and credit-related contingent features
For a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts, see Note 6 of JPMorgan Chase’s 2013 Annual Report.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at June 30, 2014, and December 31, 2013.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	June 30, 2014	December 31, 2013
Aggregate fair value of net derivative payables	$22,077	$24,631
Collateral posted	17,569	20,346

The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), at June 30, 2014, and December 31, 2013, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral, except in certain instances in which additional initial margin may be required upon a ratings downgrade, or termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	June 30, 2014		December 31, 2013
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$929	$3,337	$952	$3,244
Amount required to settle contracts with termination triggers upon downgrade(b)	578	920	540	876

(a)	Includes the additional collateral to be posted for initial margin.

(b)	Amounts represent fair value of derivative payables, and do not reflect collateral posted.

Impact of derivatives on the Consolidated Statements of Income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses

The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three and six months ended June 30, 2014 and 2013, respectively. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended June 30, 2014 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$578	$(261)	$317	$43	$274
Foreign exchange(b)	(388)	307	(81)	—	(81)
Commodity(c)	(561)	652	91	13	78
Total	$(371)	$698	$327	$56	$271

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended June 30, 2013 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$(2,107)	$2,434	$327	$(60)	$387
Foreign exchange(b)	280	(368)	(88)	—	(88)
Commodity(c)(d)	457	(1,087)	(630)	6	(636)
Total	$(1,370)	$979	$(391)	$(54)	$(337)

	Gains/(losses) recorded in income			Income statement impact due to:
Six months ended June 30, 2014 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$1,321	$(668)	$653	$72	$581
Foreign exchange(b)	(786)	631	(155)	—	(155)
Commodity(c)	(381)	514	133	28	105
Total	$154	$477	$631	$100	$531

	Gains/(losses) recorded in income			Income statement impact due to:
Six months ended June 30, 2013 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)	$(2,606)	$3,309	$703	$(100)	$803
Foreign exchange(b)	4,033	(4,120)	(87)	—	(87)
Commodity(c)(d)	1,208	(1,812)	(604)	(12)	(592)
Total	$2,635	$(2,623)	$12	$(112)	$124

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

(d)	The prior period amounts have been revised. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

(e)	Hedge ineffectiveness is the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk.

(f)
The assessment of hedge effectiveness excludes certain components of the changes in fair values of the derivatives and hedged items such as forward points on foreign exchange forward contracts and time values.

Cash flow hedge gains and losses

The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three and six months ended June 30, 2014 and 2013, respectively. The Firm includes the gain/(loss) on the hedging derivative and the change in cash flows on the hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months ended June 30, 2014 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(10)	$—	$(10)	$71	$81
Foreign exchange(b)	39	—	39	72	33
Total	$29	$—	$29	$143	$114

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months ended June 30, 2013 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(14)	$—	$(14)	$(500)	$(486)
Foreign exchange(b)	(20)	—	(20)	(12)	8
Total	$(34)	$—	$(34)	$(512)	$(478)

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Six months ended June 30, 2014 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(36)	$—	$(36)	$134	$170
Foreign exchange(b)	38	—	38	81	43
Total	$2	$—	$2	$215	$213

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Six months ended June 30, 2013 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(41)	$—	$(41)	$(526)	$(485)
Foreign exchange(b)	(22)	—	(22)	(116)	(94)
Total	$(63)	$—	$(63)	$(642)	$(579)

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.

(c)	The Firm did not experience any forecasted transactions that failed to occur for the three and six months ended June 30, 2014 and 2013.

(d)
Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

Over the next 12 months, the Firm expects that $71 million (after-tax) of net gains recorded in accumulated other comprehensive income (“AOCI”) at June 30, 2014, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 9 years, and such transactions primarily relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the three and six months ended June 30, 2014 and 2013.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2014		2013
Three months ended June 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(122)	$(208)	$(85)	$571

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2014		2013
Six months ended June 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(227)	$(362)	$(162)	$991
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in current-period income. The Firm measures the ineffectiveness of net investment hedge accounting relationships based on changes in spot foreign currency rates, and therefore there was no material ineffectiveness for net investment hedge accounting relationships during the three and six months ended June 30, 2014 and 2013.

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

	Derivatives gains/(losses) recorded in income
	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Contract type
Interest rate(a)	$589	$269	$1,107	$727
Credit(b)	(24)	(8)	(41)	(39)
Foreign exchange(c)	(3)	—	(3)	1
Commodity(d)	(21)	40	162	74
Total	$541	$301	$1,225	$763

(a)
Primarily represents interest rate derivatives used to hedge the interest rate risk inherent in the mortgage pipeline, warehouse loans and MSRs, as well as written commitments to originate warehouse loans. Gains and losses were recorded predominantly in mortgage fees and related income.

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

(c)	Primarily relates to hedges of the foreign exchange risk of specified foreign currency-denominated liabilities. Gains and losses were recorded in principal transactions revenue.

(d)
Primarily relates to commodity derivatives used to mitigate energy price risk associated with energy-related contracts and investments. Gains and losses were recorded in principal transactions revenue.

Gains and losses on derivatives related to market-making activities and other derivatives
The Firm makes markets in derivatives in order to meet the needs of customers and uses derivatives to manage certain risks associated with net open risk positions from the Firm’s market-making activities, including the counterparty credit risk arising from derivative receivables. These derivatives, as well as all other derivatives that are not included in the hedge accounting or specified risk management categories above, are included in this category. Gains and losses on these derivatives are primarily recorded in principal transactions revenue. See Note 6 for information on principal transactions revenue.

Credit derivatives
For a more detailed discussion of credit derivatives, see Note 6 of JPMorgan Chase’s 2013 Annual Report.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
June 30, 2014 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)		Other protection purchased(e)
Credit derivatives
Credit default swaps	$(2,370,387)	$2,573,221	$202,834		$19,406
Other credit derivatives(a)	(63,840)	48,135	(15,705)		24,692
Total credit derivatives	(2,434,227)	2,621,356	187,129		44,098
Credit-related notes	(114)	—	(114)		2,892
Total	$(2,434,341)	$2,621,356	$187,015		$46,990

	Maximum payout/Notional amount
December 31, 2013 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)		Other protection purchased(e)
Credit derivatives
Credit default swaps	$(2,601,581)	$2,610,198	$8,617		$8,722
Other credit derivatives(a)	(44,137)	(b) 45,921	1,784	(b)	20,480	(b)
Total credit derivatives	(2,645,718)	2,656,119	10,401		29,202
Credit-related notes	(130)	—	(130)		2,720
Total	$(2,645,848)	$2,656,119	$10,271		$31,922

(a)	Other credit derivatives predominantly consists of credit swap options.

(b)	The prior period amounts have been revised. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

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
The following tables summarize the notional amounts by the ratings and maturity profile, and the total fair value, of credit derivatives as of June 30, 2014, and December 31, 2013, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile
June 30, 2014 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(c)	Fair value of payables(c)	Net fair value
Risk rating of reference entity
Investment-grade	$(416,698)	$(1,280,933)	$(94,729)	$(1,792,360)	$33,363	$(2,403)	$30,960
Noninvestment-grade	(150,449)	(463,834)	(27,698)	(641,981)	26,967	(14,775)	12,192
Total	$(567,147)	$(1,744,767)	$(122,427)	$(2,434,341)	$60,330	$(17,178)	$43,152

December 31, 2013 (in millions)	<1 year		1–5 years		>5 years		Total notional amount		Fair value of receivables(c)		Fair value of payables(c)		Net fair value
Risk rating of reference entity
Investment-grade	$(368,712)	(b)	$(1,469,773)	(b)	$(93,209)	(b)	$(1,931,694)	(b)	$31,730	(b)	$(5,664)	(b)	$26,066	(b)
Noninvestment-grade	(140,540)		(544,671)		(28,943)		(714,154)		27,426		(16,674)		10,752
Total	$(509,252)		$(2,014,444)		$(122,152)		$(2,645,848)		$59,156		$(22,338)		$36,818

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)	The prior period amounts have been revised. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

(c)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

Note 6 – Noninterest revenue
For a discussion of the components of and accounting policies for the Firm’s noninterest revenue, see Note 7 of JPMorgan Chase’s 2013 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Underwriting
Equity	$477	$457	$830	$730
Debt	876	956	1,559	1,873
Total underwriting	1,353	1,413	2,389	2,603
Advisory	398	304	782	559
Total investment banking fees	$1,751	$1,717	$3,171	$3,162
The following table presents all realized and unrealized gains and losses recorded in principal transactions revenue. This table excludes interest income and interest expense on trading assets and liabilities, which are an integral part of the overall performance of the Firm’s client-driven market-making activities. See Note 7 for further information on interest income and interest expense. Trading revenue is presented primarily by instrument type. The Firm’s client-driven market-making businesses generally utilize a variety of instrument types in connection with their market-making and related risk management activities; accordingly, the trading revenue presented in the table below is not representative of the total revenue of any individual line of business.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Trading revenue by instrument type(a)
Interest rate	$626	$434	$981	$884
Credit	603	701	1,129	2,002
Foreign exchange	342	701	868	1,202
Equity	759	897	1,564	1,986
Commodity(b)	347	547	1,035	1,239
Total trading revenue	2,677	3,280	5,577	7,313
Private equity gains/(losses)(c)	231	480	653	208
Principal transactions	$2,908	$3,760	$6,230	$7,521

(a)
Prior to the second quarter of 2014, trading revenue was presented by major underlying type of risk exposure, generally determined based upon the business primarily responsible for managing that risk exposure. Prior period amounts have been revised to conform with the current period presentation. This revision had no impact on the Firm’s Consolidated Balance Sheets or results of operations.

(b)
Includes realized gains and losses and unrealized losses on physical commodities inventories that are generally carried at the lower of cost or market (market approximates fair value), subject to any applicable fair value hedge accounting adjustments, and gains and losses on commodity derivatives and other financial instruments that are carried at fair value through income. Commodity derivatives are frequently used to manage the Firm’s risk exposure to its physical commodities inventories. For gains/(losses) related to commodity fair value hedges see Note 5.

(c)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, as well as those held in other business segments.
The following table presents the components of firmwide asset management, administration and commissions.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Asset management fees
Investment management fees(a)	$2,260	$1,948	$4,356	$3,773
All other asset management fees(b)	131	139	254	263
Total asset management fees	2,391	2,087	4,610	4,036

Total administration fees(c)	564	548	1,091	1,075

Commission and other fees
Brokerage commissions	567	625	1,199	1,205
All other commissions and fees	485	605	943	1,148
Total commissions and fees	1,052	1,230	2,142	2,353
Total asset management, administration and commissions	$4,007	$3,865	$7,843	$7,464

(a)	Represents fees earned from managing assets on behalf of Firm clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.

(b)	Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.

(c)	Predominantly includes fees for custody, securities lending, funds services and securities clearance.
Other income
Included in other income is operating lease income of $422 million and $363 million for the three months ended June 30, 2014 and 2013, respectively, and $820 million and $712 million for the six months ended June 30, 2014 and 2013, respectively.

Note 7 – Interest income and Interest expense
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, see Note 8 of JPMorgan Chase’s 2013 Annual Report.
Details of interest income and interest expense were as follows.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2014	2013		2014	2013
Interest income
Loans	$8,039	$8,341		$16,078	$16,854
Taxable securities	1,940	1,581		3,840	3,288
Tax-exempt securities	337	197		654	380
Total securities	2,277	1,778		4,494	3,668
Trading assets	1,827	2,124	(d)	3,598	4,335	(d)
Federal funds sold and securities purchased under resale agreements	398	490		834	1,004
Securities borrowed(a)	(131)	(30)		(219)	(36)
Deposits with banks	279	222		535	385
Other assets(b)	172	147		334	227
Total interest income	12,861	13,072	(d)	25,654	26,437	(d)
Interest expense
Interest-bearing deposits	417	539		843	1,084
Short-term and other liabilities(c)	455	442	(d)	883	900	(d)
Long-term debt	1,086	1,261		2,253	2,556
Beneficial interests issued by consolidated VIEs	105	126		210	260
Total interest expense	2,063	2,368	(d)	4,189	4,800	(d)
Net interest income	10,798	10,704		21,465	21,637
Provision for credit losses	692	47		1,542	664
Net interest income after provision for credit losses	$10,106	$10,657		$19,923	$20,973

(a)
Negative interest income for the three and six months ended June 30, 2014 and 2013, is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; the offset of this matched book activity is reflected as lower net interest expense reported within short-term and other liabilities.

(b)	Largely margin loans.

(c)	Includes brokerage customer payables.

(d)	Effective January 1,2014, prior period amounts (and the corresponding amounts on the Consolidated statements of income) have been reclassified to conform with the current period presentation.

Note 8 – Pension and other postretirement employee benefit plans
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit (“OPEB”) plans, see Note 9 of JPMorgan Chase’s 2013 Annual Report.
The following table presents the components of net periodic benefit costs reported in the Consolidated Statements of Income for the Firm’s U.S. and non-U.S. defined benefit pension, defined contribution and OPEB plans.

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Three months June 30, (in millions)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost
Benefits earned during the period	$70	$79	$8	$8	$—	$—
Interest cost on benefit obligations	134	111	36	30	9	9
Expected return on plan assets	(246)	(238)	(45)	(34)	(25)	(24)
Amortization:
Net (gain)/loss	7	67	12	12	—	—
Prior service cost/(credit)	(12)	(11)	—	—	—	—
Net periodic defined benefit cost	(47)	8	11	16	(16)	(15)
Other defined benefit pension plans(a)	4	4	1	4	NA	NA
Total defined benefit plans	(43)	12	12	20	(16)	(15)
Total defined contribution plans	110	115	87	80	NA	NA
Total pension and OPEB cost included in compensation expense	$67	$127	$99	$100	$(16)	$(15)

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Six months ended June 30, (in millions)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost
Benefits earned during the period	$140	$157	$17	$17	$—	$—
Interest cost on benefit obligations	268	223	70	60	18	18
Expected return on plan assets	(492)	(477)	(89)	(68)	(50)	(46)
Amortization:
Net (gain)/loss	13	135	24	24	—	1
Prior service cost/(credit)	(22)	(21)	—	(1)	—	—
Net periodic defined benefit cost	(93)	17	22	32	(32)	(27)
Other defined benefit pension plans(a)	7	7	3	6	NA	NA
Total defined benefit plans	(86)	24	25	38	(32)	(27)
Total defined contribution plans	218	220	167	159	NA	NA
Total pension and OPEB cost included in compensation expense	$132	$244	$192	$197	$(32)	$(27)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $16.7 billion and $3.8 billion, as of June 30, 2014, and $16.1 billion and $3.5 billion respectively, as of December 31, 2013. See Note 19 for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the three and six month periods ended June 30, 2014, and 2013.

The Firm does not anticipate any contribution to the U.S. defined benefit pension plan in 2014 at this time. For 2014, the cost associated with funding benefits under the Firm’s U.S. non-qualified defined benefit pension plans is expected to total $37 million. The 2014 contributions to the non-U.S. defined benefit pension and OPEB plans are expected to be $49 million and $2 million, respectively.

Note 9 – Employee stock-based incentives
For a discussion of the accounting policies and other information relating to employee stock-based incentives, see Note 10 of JPMorgan Chase’s 2013 Annual Report.
The Firm recognized the following noncash compensation expense related to its various employee stock-based incentive plans in its Consolidated Statements of Income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Cost of prior grants of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$335	$372	$745	$756
Accrual of estimated costs of stock awards to be granted in future periods including those to full-career eligible employees	189	214	397	471
Total noncash compensation expense related to employee stock-based incentive plans	$524	$586	$1,142	$1,227
In the first quarter of 2014, in connection with its annual incentive grant for the 2013 performance year, the Firm granted 36 million RSUs with a weighted-average grant date fair value of $57.87 per RSU.
Separately, on July 15, 2014, the Compensation Committee and Board of Directors determined that the Chairman and Chief Executive Officer had met all requirements for the vesting of the 2 million SAR awards originally issued in January 2008 and thus, the awards have become exercisable. The SARs, which will expire in January 2018, have an exercise price of $39.83 (the price of JPMorgan Chase common stock on the date of issuance).

Note 10 – Noninterest expense
The following table presents the components of noninterest expense.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Compensation expense	$7,610	$8,019	$15,469	$16,433
Noncompensation expense:
Occupancy expense	973	904	1,925	1,805
Technology, communications and equipment expense	1,433	1,361	2,844	2,693
Professional and outside services	1,932	1,901	3,718	3,635
Marketing	650	578	1,214	1,167
Other expense(a)(b)	2,701	2,951	4,634	5,252
Amortization of intangibles	132	152	263	304
Total noncompensation expense	7,821	7,847	14,598	14,856
Total noninterest expense	$15,431	$15,866	$30,067	$31,289

(a)
Included firmwide legal expense of $669 million and $678 million for the three months ended June 30, 2014 and 2013 respectively, and $707 million and $1.0 billion for the six months ended June 30, 2014 and 2013.

(b)
Included FDIC-related expense of $266 million and $392 million for the three months ended June 30, 2014 and 2013, respectively, and $559 million and $771 million for the six months ended June 30, 2014 and 2013.

Note 11 – Securities
Securities are classified as AFS, HTM or trading. Securities classified as trading are discussed in Note 3. Predominantly all of the Firm’s AFS and HTM investment securities (the “investment securities portfolio”) are held by Treasury and Chief Investment Office (“CIO”) in connection with its asset-liability management objectives. At both June 30, 2014, and December 31, 2013, the average credit rating of the debt securities comprising the investment securities portfolio was AA+ (based upon external ratings where available and, where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). For additional information regarding the investment securities portfolio, see Note 12 of JPMorgan Chase’s 2013 Annual Report.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014		2013
Realized gains	$76	$143	$224		$664
Realized losses	(64)	(13)	(180)		(25)
Net realized gains(a)	12	130	44		639
OTTI losses:
Securities the Firm intends to sell	—	(6)	(2)	(b)	(6)
Total OTTI losses recognized in income	—	(6)	(2)		(6)
Net securities gains	$12	$124	$42		$633

(a)
Total proceeds from securities sold were within approximately 1% and 1% of amortized cost for the three and six months ended June 30, 2014, respectively and 1% and 3% of amortized cost for the three and six months ended June 30, 2013.

(b)	Excludes realized losses of $1 million for the six months ended June 30, 2014 that had been previously reported as an OTTI loss due to the intention to sell the securities.

The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	June 30, 2014				December 31, 2013
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$62,353	$2,328	$169	$64,512	$76,428	$2,364	$977	$77,815
Residential:
Prime and Alt-A	3,487	75	27	3,535	2,744	61	27	2,778
Subprime	815	20	—	835	908	23	1	930
Non-U.S.	52,466	1,403	—	53,869	57,448	1,314	1	58,761
Commercial	17,816	601	4	18,413	15,891	560	26	16,425
Total mortgage-backed securities	136,937	4,427	200	141,164	153,419	4,322	1,032	156,709
U.S. Treasury and government agencies(a)	19,279	82	2	19,359	21,310	385	306	21,389
Obligations of U.S. states and municipalities	26,480	1,694	88	28,086	29,741	707	987	29,461
Certificates of deposit	1,411	1	2	1,410	1,041	1	1	1,041
Non-U.S. government debt securities	56,727	1,170	52	57,845	55,507	863	122	56,248
Corporate debt securities	20,779	590	13	21,356	21,043	498	29	21,512
Asset-backed securities:
Collateralized loan obligations	28,299	224	73	28,450	28,130	236	136	28,230
Other	12,890	218	—	13,108	12,062	186	3	12,245
Total available-for-sale debt securities	302,802	8,406	430	310,778	322,253	7,198	2,616	326,835
Available-for-sale equity securities	3,278	13	—	3,291	3,125	17	—	3,142
Total available-for-sale securities	$306,080	$8,419	$430	$314,069	$325,378	$7,215	$2,616	$329,977
Total held-to-maturity securities(b)	$47,849	$1,314	$—	$49,163	$24,026	$22	$317	$23,731

(a)	Included total U.S. government-sponsored enterprise obligations with fair values of $58.2 billion and $67.0 billion at June 30, 2014, and December 31, 2013, respectively.

(b)
As of June 30, 2014, consists of MBS issued by U. S. government-sponsored enterprises with an amortized cost of $35.4 billion, MBS issued by U.S. government agencies with an amortized cost of $4.1 billion and obligations of U.S. states and municipalities with an amortized cost of $8.3 billion. As of December 31, 2013, consists of MBS issued by U.S. government-sponsored enterprises with an amortized cost of $23.1 billion and obligations of U.S. states and municipalities with an amortized cost of $920 million.

Securities impairment
The following tables present the fair value and gross unrealized losses for investment securities by aging category at June 30, 2014, and December 31, 2013.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
June 30, 2014 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$1,354	$17	$7,131	$152	$8,485	$169
Residential:
Prime and Alt-A	536	2	462	25	998	27
Subprime	—	—	—	—	—	—
Non-U.S.	—	—	—	—	—	—
Commercial	—	—	165	4	165	4
Total mortgage-backed securities	1,890	19	7,758	181	9,648	200
U.S. Treasury and government agencies	—	—	1,994	2	1,994	2
Obligations of U.S. states and municipalities	3,574	75	556	13	4,130	88
Certificates of deposit	1,276	2	—	—	1,276	2
Non-U.S. government debt securities	8,925	18	1,481	34	10,406	52
Corporate debt securities	2,193	8	337	5	2,530	13
Asset-backed securities:
Collateralized loan obligations	9,052	28	5,102	45	14,154	73
Other	—	—	—	—	—	—
Total available-for-sale debt securities	26,910	150	17,228	280	44,138	430
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity securities	—	—	—	—	—	—
Total securities with gross unrealized losses	$26,910	$150	$17,228	$280	$44,138	$430

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2013 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$20,293	$895	$1,150	$82	$21,443	$977
Residential:
Prime and Alt-A	1,061	27	—	—	1,061	27
Subprime	152	1	—	—	152	1
Non-U.S.	—	—	158	1	158	1
Commercial	3,980	26	—	—	3,980	26
Total mortgage-backed securities	25,486	949	1,308	83	26,794	1,032
U.S. Treasury and government agencies	6,293	250	237	56	6,530	306
Obligations of U.S. states and municipalities	15,387	975	55	12	15,442	987
Certificates of deposit	988	1	—	—	988	1
Non-U.S. government debt securities	11,286	110	821	12	12,107	122
Corporate debt securities	1,580	21	505	8	2,085	29
Asset-backed securities:
Collateralized loan obligations	18,369	129	393	7	18,762	136
Other	1,114	3	—	—	1,114	3
Total available-for-sale debt securities	80,503	2,438	3,319	178	83,822	2,616
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity securities	$20,745	$317	$—	$—	$20,745	$317
Total securities with gross unrealized losses	$101,248	$2,755	$3,319	$178	$104,567	$2,933

Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the three and six months ended June 30, 2014 and 2013, of the credit loss component of OTTI losses that have been recognized in income related to AFS debt securities that the Firm does not intend to sell.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Balance, beginning of period	$1	$519	$1	$522
Reductions:
Sales and redemptions of credit-impaired securities	—	—	—	(3)
Balance, end of period	$1	$519	$1	$519
Gross unrealized losses
Gross unrealized losses have generally decreased since December 31, 2013. Though losses on securities that have been in an unrealized loss position for 12 months or more have increased, the increase is not material. The Firm has recognized the unrealized losses on securities it intends to sell. As of June 30, 2014, the Firm does not intend to sell any investment securities with unrealized losses recorded in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities noted above for which credit losses have been recognized in income, the Firm believes that the securities in an unrealized loss position are not other-than-temporarily impaired as of June 30, 2014.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at June 30, 2014, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity June 30, 2014 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$677	$18,314	$9,278	$108,668	$136,937
Fair value	683	18,811	9,538	112,132	141,164
Average yield(b)	2.50%	1.69%	2.67%	3.07%	2.86%
U.S. Treasury and government agencies(a)
Amortized cost	$12,418	$3,998	$1,887	$976	$19,279
Fair value	12,430	4,007	1,890	1,032	19,359
Average yield(b)	0.27%	0.51%	0.30%	0.72%	0.34%
Obligations of U.S. states and municipalities
Amortized cost	$60	$467	$1,407	$24,546	$26,480
Fair value	60	491	1,467	26,068	28,086
Average yield(b)	2.61%	4.40%	4.28%	6.82%	6.63%
Certificates of deposit
Amortized cost	$1,359	$52	$—	$—	$1,411
Fair value	1,357	53	—	—	1,410
Average yield(b)	2.67%	3.28%	—%	—%	2.69%
Non-U.S. government debt securities
Amortized cost	$11,946	$15,186	$25,380	$4,215	$56,727
Fair value	11,976	15,419	26,066	4,384	57,845
Average yield(b)	3.52%	2.51%	1.25%	1.20%	2.06%
Corporate debt securities
Amortized cost	$3,692	$10,843	$6,244	$—	$20,779
Fair value	3,707	11,139	6,510	—	21,356
Average yield(b)	2.15%	2.35%	2.47%	—%	2.35%
Asset-backed securities
Amortized cost	$15	$3,382	$17,523	$20,269	$41,189
Fair value	15	3,408	17,653	20,482	41,558
Average yield(b)	2.15%	2.10%	1.79%	1.80%	1.82%
Total available-for-sale debt securities
Amortized cost	$30,167	$52,242	$61,719	$158,674	$302,802
Fair value	30,228	53,328	63,124	164,098	310,778
Average yield(b)	1.95%	2.02%	1.78%	3.42%	2.70%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$3,278	$3,278
Fair value	—	—	—	3,291	3,291
Average yield(b)	—%	—%	—%	0.18%	0.18%
Total available-for-sale securities
Amortized cost	$30,167	$52,242	$61,719	$161,952	$306,080
Fair value	30,228	53,328	63,124	167,389	314,069
Average yield(b)	1.95%	2.02%	1.78%	3.36%	2.67%
Total held-to-maturity securities
Amortized cost	$—	$56	$346	$47,447	$47,849
Fair value	—	56	358	48,749	49,163
Average yield(b)	—%	4.28%	4.75%	3.91%	3.92%

(a)	U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at June 30, 2014.

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

(c)
Includes securities with no stated maturity. Substantially all of the Firm’s residential mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately six years for agency residential mortgage-backed securities, three years for agency residential collateralized mortgage obligations and four years for nonagency residential collateralized mortgage obligations.

Note 12 – Securities financing activities
For a discussion of accounting policies relating to securities financing activities, see Note 13 of JPMorgan Chase’s 2013 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, see Note 4. For further information regarding assets pledged and collateral received in securities financing agreements, see Note 22.

The following table presents as of June 30, 2014, and December 31, 2013, the gross and net securities purchased under resale agreements and securities borrowed. Securities purchased under resale agreements have been presented on the Consolidated Balance Sheets net of securities sold under repurchase agreements where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement, and where the other relevant criteria have been met. Where such a legal opinion has not been either sought or obtained, the securities purchased under resale agreements are not eligible for netting and are shown separately in the table below. Securities borrowed are presented on a gross basis on the Consolidated Balance Sheets.

	June 30, 2014				December 31, 2013
(in millions)	Gross asset balance	Amounts netted on the Consolidated Balance Sheets	Net asset balance		Gross asset balance	Amounts netted on the Consolidated Balance Sheets	Net asset balance
Securities purchased under resale agreements
Securities purchased under resale agreements with an appropriate legal opinion	$365,647	$(124,143)	$241,504		$354,814	$(115,408)	$239,406
Securities purchased under resale agreements where an appropriate legal opinion has not been either sought or obtained	6,318		6,318		8,279		8,279
Total securities purchased under resale agreements	$371,965	$(124,143)	$247,822	(a)	$363,093	$(115,408)	$247,685	(a)
Securities borrowed	$113,967	NA	$113,967	(b)(c)	$111,465	NA	$111,465	(b)(c)

(a)	At June 30, 2014, and December 31, 2013, included securities purchased under resale agreements of $27.8 billion and $25.1 billion, respectively, accounted for at fair value.

(b)	At June 30, 2014, and December 31, 2013, included securities borrowed of $2.1 billion and $3.7 billion, respectively, accounted for at fair value.

(c)
Included $27.2 billion and $26.9 billion at June 30, 2014, and December 31, 2013, respectively, of securities borrowed where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement.

The following table presents information as of June 30, 2014, and December 31, 2013, regarding the securities purchased under resale agreements and securities borrowed for which an appropriate legal opinion has been obtained with respect to the master netting agreement. The below table excludes information related to resale agreements and securities borrowed where such a legal opinion has not been either sought or obtained.

	June 30, 2014				December 31, 2013
		Amounts not nettable on the Consolidated Balance Sheets(a)				Amounts not nettable on the Consolidated Balance Sheets(a)
(in millions)	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure
Securities purchased under resale agreements with an appropriate legal opinion	$241,504	$(238,035)	$(192)	$3,277	$239,406	$(234,495)	$(98)	$4,813
Securities borrowed	$86,802	$(84,106)	$—	$2,696	$84,531	$(81,127)	$—	$3,404

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

The following table presents as of June 30, 2014, and December 31, 2013, the gross and net securities sold under repurchase agreements and securities loaned. Securities sold under repurchase agreements have been presented on the Consolidated Balance Sheets net of securities purchased under resale agreements where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement, and where the other relevant criteria have been met. Where such a legal opinion has not been either sought or obtained, the securities sold under repurchase agreements are not eligible for netting and are shown separately in the table below. Securities loaned are presented on a gross basis on the Consolidated Balance Sheets.

	June 30, 2014				December 31, 2013
(in millions)	Gross liability balance	Amounts netted on the Consolidated Balance Sheets	Net liability balance		Gross liability balance		Amounts netted on the Consolidated Balance Sheets	Net liability balance
Securities sold under repurchase agreements
Securities sold under repurchase agreements with an appropriate legal opinion	$300,208	$(124,143)	$176,065		$257,630	(f)	$(115,408)	$142,222	(f)
Securities sold under repurchase agreements where an appropriate legal opinion has not been either sought or obtained(a)	18,910		18,910		18,143	(f)		18,143	(f)
Total securities sold under repurchase agreements	$319,118	$(124,143)	$194,975	(c)	$275,773		$(115,408)	$160,365	(c)
Securities loaned(b)	$26,206	NA	$26,206	(d)(e)	$25,769		NA	$25,769	(d)(e)

(a)	Includes repurchase agreements that are not subject to a master netting agreement but do provide rights to collateral.

(b)
Included securities-for-securities borrow vs. pledge transactions of $5.7 billion and $5.8 billion at June 30, 2014, and December 31, 2013, respectively, when acting as lender and as presented within other liabilities in the Consolidated Balance Sheets.

(c)	At June 30, 2014, and December 31, 2013, included securities sold under repurchase agreements of $2.6 billion and $4.9 billion, respectively, accounted for at fair value.

(d)	At December 31, 2013, included securities loaned of $483 million accounted for at fair value; there were no securities loaned accounted for at fair value as of June 30, 2014.

(e)
Included $472 million and $397 million at June 30, 2014, and December 31, 2013, respectively, of securities loaned where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement.

(f)	The prior period amounts have been revised with a corresponding impact in the table below. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.
The following table presents information as of June 30, 2014, and December 31, 2013, regarding the securities sold under repurchase agreements and securities loaned for which an appropriate legal opinion has been obtained with respect to the master netting agreement. The below table excludes information related to repurchase agreements and securities loaned where such a legal opinion has not been either sought or obtained.

	June 30, 2014				December 31, 2013
		Amounts not nettable on the Consolidated balance sheets(a)					Amounts not nettable on the Consolidated balance sheets(a)
(in millions)	Net liability balance	Financial instruments(b)	Cash collateral	Net amount(c)	Net liability balance		Financial instruments(b)		Cash collateral	Net amount(c)
Securities sold under repurchase agreements with an appropriate legal opinion	$176,065	$(173,730)	$(345)	$1,990	$142,222	(d)	$(139,051)	(d)	$(450)	$2,721
Securities loaned	$25,734	$(25,390)	$—	$344	$25,372		$(25,125)		$—	$247

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

Transfers not qualifying for sale accounting
At June 30, 2014, and December 31, 2013, the Firm held $14.1 billion and $14.6 billion, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets, other assets and loans, and the corresponding liabilities are recorded in other borrowed funds, and accounts payable and other liabilities, on the Consolidated Balance Sheets.

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

For a detailed discussion of loans, including accounting policies, see Note 14 of JPMorgan Chase’s 2013 Annual Report. See Note 4 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.

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

(c)	Includes loans held in CIB, CB and AM business segments and in Corporate/Private Equity. Classes are internally defined and may not align with regulatory definitions.

(d)	Other primarily includes loans to special-purpose entities (“SPEs”) and loans to private banking clients. See Note 1 of JPMorgan Chase’s 2013 Annual Report for additional information on SPEs.

The following tables summarize the Firm’s loan balances by portfolio segment.

June 30, 2014	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$288,214	$125,621	$321,534	$735,369	(b)
Held-for-sale	964	508	5,839	7,311
At fair value	—	—	4,303	4,303
Total	$289,178	$126,129	$331,676	$746,983

December 31, 2013	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$288,449	$127,465	$308,263	$724,177	(b)
Held-for-sale	614	326	11,290	12,230
At fair value	—	—	2,011	2,011
Total	$289,063	$127,791	$321,564	$738,418

(a)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(b)
Loans (other than PCI loans and those for which the fair value option has been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $1.9 billion at both June 30, 2014, and December 31, 2013.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. These tables exclude loans recorded at fair value. The Firm manages its exposure to credit risk on an ongoing basis. Selling loans is one way that the Firm reduces its credit exposures.

	2014					2013
Three months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$2,167	(a)(b)	$—	$156	$2,323	$1,590	(a)(b)	$328	$191	$2,109
Sales	1,352		—	2,323	3,675	1,233		—	1,425	2,658
Retained loans reclassified to held-for-sale	802		215	212	1,229	708		—	677	1,385

	2014					2013
Six months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$3,749	(a)(b)	$—	$277	$4,026	$4,215	(a)(b)	$328	$286	$4,829
Sales	2,243		—	4,679	6,922	2,662		—	2,578	5,240
Retained loans reclassified to held-for-sale	802		215	509	1,526	708		—	1,021	1,729

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

(b)
Excluded retained loans purchased from correspondents that were originated in accordance with the Firm’s underwriting standards. Such purchases were $2.4 billion and $1.3 billion for the three months ended June 30, 2014 and 2013, respectively, and $4.1 billion and $2.2 billion for the six months ended June 30, 2014 and 2013, respectively.

The following table provides information about gains/(losses) on loan sales by portfolio segment.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Consumer, excluding credit card	$84	$112	$126	$256
Credit card	—	—	—	—
Wholesale	3	(14)	27	(7)
Total net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)	$87	$98	$153	$249

(a)	Excludes sales related to loans accounted for at fair value.

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
The table below provides information about retained consumer loans, excluding credit card, by class.

(in millions)	June 30, 2014	December 31, 2013
Residential real estate – excluding PCI
Home equity:
Senior lien	$16,222	$17,113
Junior lien	38,263	40,750
Mortgages:
Prime, including option ARMs	93,239	87,162
Subprime	6,552	7,104
Other consumer loans
Auto	53,042	52,757
Business banking	19,453	18,951
Student and other	11,325	11,557
Residential real estate – PCI
Home equity	18,070	18,927
Prime mortgage	11,302	12,038
Subprime mortgage	3,947	4,175
Option ARMs	16,799	17,915
Total retained loans	$288,214	$288,449
For further information on consumer credit quality indicators, see Note 14 of JPMorgan Chase’s 2013 Annual Report.

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

Residential real estate – excluding PCI loans

	Home equity				Mortgages
(in millions, except ratios)	Senior lien		Junior lien		Prime, including option ARMs		Subprime		Total residential real estate – excluding PCI
	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013
Loan delinquency(a)
Current	$15,630	$16,470	$37,503	$39,864	$82,780	$76,108	$5,618	$5,956	$141,531	$138,398
30–149 days past due	251	298	526	662	3,466	3,155	569	646	4,812	4,761
150 or more days past due	341	345	234	224	6,993	7,899	365	502	7,933	8,970
Total retained loans	$16,222	$17,113	$38,263	$40,750	$93,239	$87,162	$6,552	$7,104	$154,276	$152,129
% of 30+ days past due to total retained loans(b)	3.65%	3.76%	1.99%	2.17%	1.75%	2.32%	14.26%	16.16%	2.54%	3.09%
90 or more days past due and still accruing	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
90 or more days past due and government guaranteed(c)	—	—	—	—	7,326	7,823	—	—	7,326	7,823
Nonaccrual loans	909	932	1,671	1,876	2,455	2,666	1,273	1,390	6,308	6,864
Current estimated LTV ratios(d)(e)(f)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$22	$40	$628	$1,101	$954	$1,084	$22	$52	$1,626	$2,277
Less than 660	12	22	192	346	181	303	102	197	487	868
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	150	212	3,510	4,645	932	1,433	176	249	4,768	6,539
Less than 660	74	107	1,012	1,407	451	687	428	597	1,965	2,798
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	654	858	7,165	7,995	3,800	4,528	545	614	12,164	13,995
Less than 660	258	326	1,924	2,128	1,243	1,579	976	1,141	4,401	5,174
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	12,794	13,186	20,357	19,732	66,928	58,477	2,011	1,961	102,090	93,356
Less than 660	2,258	2,362	3,475	3,396	5,286	5,359	2,292	2,293	13,311	13,410
U.S. government-guaranteed	—	—	—	—	13,464	13,712	—	—	13,464	13,712
Total retained loans	$16,222	$17,113	$38,263	$40,750	$93,239	$87,162	$6,552	$7,104	$154,276	$152,129
Geographic region
California	$2,286	$2,397	$8,680	$9,240	$24,057	$21,876	$994	$1,069	$36,017	$34,582
New York	2,636	2,732	7,987	8,429	14,976	14,085	867	942	26,466	26,188
Illinois	1,199	1,248	2,655	2,815	5,699	5,216	257	280	9,810	9,559
Florida	806	847	2,029	2,167	4,778	4,598	825	885	8,438	8,497
Texas	1,875	2,044	1,106	1,199	4,041	3,565	202	220	7,224	7,028
New Jersey	609	630	2,323	2,442	2,878	2,679	306	339	6,116	6,090
Arizona	957	1,019	1,704	1,827	1,525	1,385	135	144	4,321	4,375
Washington	531	555	1,300	1,378	2,084	1,951	138	150	4,053	4,034
Michigan	757	799	907	976	1,061	998	165	178	2,890	2,951
Ohio	1,219	1,298	832	907	509	466	147	161	2,707	2,832
All other(g)	3,347	3,544	8,740	9,370	31,631	30,343	2,516	2,736	46,234	45,993
Total retained loans	$16,222	$17,113	$38,263	$40,750	$93,239	$87,162	$6,552	$7,104	$154,276	$152,129

(a)
Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $4.6 billion and $4.7 billion; 30–149 days past due included $2.9 billion and $2.4 billion; and 150 or more days past due included $6.0 billion and $6.6 billion at June 30, 2014, and December 31, 2013, respectively.

(b)
At June 30, 2014, and December 31, 2013, Prime, including option ARMs loans excluded mortgage loans insured by U.S. government agencies of $8.8 billion and $9.0 billion, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

(c)
These balances, which are 90 days or more past due but insured by U.S. government agencies, are excluded from nonaccrual loans. In predominantly all cases, 100% of the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. These amounts have been excluded from nonaccrual loans based upon the government guarantee. At June 30, 2014, and December 31, 2013, these balances included $4.3 billion and $4.7 billion, respectively, of loans that are no longer accruing interest because interest has been curtailed by the U.S. government agencies although, in predominantly all cases, 100% of the principal is still insured. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate.

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

(f)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(g)	At June 30, 2014, and December 31, 2013, included mortgage loans insured by U.S. government agencies of $13.5 billion and $13.7 billion, respectively.

The following tables represent the Firm’s delinquency statistics for junior lien home equity loans and lines as of June 30, 2014, and December 31, 2013.

	Delinquencies				Total 30+ day delinquency rate
June 30, 2014	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$254	$85	$144	$28,300	1.71%
Beyond the revolving period	77	24	74	6,443	2.72
HELOANs	65	21	16	3,520	2.90
Total	$396	$130	$234	$38,263	1.99%

	Delinquencies				Total 30+ day delinquency rate
December 31, 2013	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$341	$104	$162	$31,848	1.91%
Beyond the revolving period	84	21	46	4,980	3.03
HELOANs	86	26	16	3,922	3.26
Total	$511	$151	$224	$40,750	2.17%
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

Impaired loans
The table below sets forth information about the Firm’s residential real estate impaired loans, excluding PCI loans. These loans are considered to be impaired as they have been modified in a troubled debt restructuring (“TDR”). All impaired loans are evaluated for an asset-specific allowance as described in Note 14.

	Home equity				Mortgages				Total residential real estate – excluding PCI
(in millions)	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013
Impaired loans
With an allowance	$556	$567	$724	$727	$5,443	$5,871	$2,724	$2,989	$9,447	$10,154
Without an allowance(a)	563	579	586	592	1,275	1,133	754	709	3,178	3,013
Total impaired loans(b)(c)	$1,119	$1,146	$1,310	$1,319	$6,718	$7,004	$3,478	$3,698	$12,625	$13,167
Allowance for loan losses related to impaired loans	$97	$94	$170	$162	$139	$144	$87	$94	$493	$494
Unpaid principal balance of impaired loans(d)	1,480	1,515	2,635	2,625	8,582	8,990	5,069	5,461	17,766	18,591
Impaired loans on nonaccrual status(e)	629	641	641	666	1,703	1,737	1,078	1,127	4,051	4,171

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

(b)
At June 30, 2014, and December 31, 2013, $6.7 billion and $7.6 billion, respectively, of loans modified subsequent to repurchase from Government National Mortgage Association (“Ginnie Mae”) in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)	Predominantly all residential real estate impaired loans, excluding PCI loans, are in the U.S.

(d)
Represents the contractual amount of principal owed at June 30, 2014, and December 31, 2013. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(e)
As of June 30, 2014, and December 31, 2013, nonaccrual loans included $3.1 billion and $3.0 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status refer to the Loan accounting framework in Note 14 of JPMorgan Chase’s 2013 Annual Report.

The following tables present average impaired loans and the related interest income reported by the Firm.

Three months ended June 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2014	2013	2014	2013	2014	2013
Home equity
Senior lien	$1,128	$1,158	$14	$14	$10	$10
Junior lien	1,316	1,296	20	21	13	14
Mortgages
Prime, including option ARMs	6,823	7,219	66	70	14	15
Subprime	3,578	3,833	47	50	13	14
Total residential real estate – excluding PCI	$12,845	$13,506	$147	$155	$50	$53

Six months ended June 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2014	2013	2014	2013	2014	2013
Home equity
Senior lien	$1,135	$1,149	$28	$29	$19	$20
Junior lien	1,318	1,284	41	41	27	27
Mortgages
Prime, including option ARMs	6,889	7,203	134	139	27	29
Subprime	3,623	3,830	96	100	26	29
Total residential real estate – excluding PCI	$12,965	$13,466	$299	$309	$99	$105

(a)	Generally, interest income on loans modified in TDRs is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms.
Loan modifications
The Firm is required to provide “borrower relief” under the terms of certain Consent Orders and settlements entered into by the Firm related to its mortgage servicing, originations and residential mortgage-backed securities activities. This “borrower relief” includes reductions of principal and forbearance. For further information on these Consent Orders and settlements, see Business changes and developments in Note 2 of JPMorgan Chase’s 2013 Annual Report.

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

Three months ended June 30, (in millions)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Beginning balance of TDRs	$1,136	$1,155	$1,319	$1,286	$6,894	$7,223	$3,625	$3,843	$12,974	$13,507
New TDRs	20	39	46	94	52	318	25	89	143	540
Charge-offs post-modification(a)	(5)	(8)	(11)	(24)	(4)	(14)	(11)	(27)	(31)	(73)
Foreclosures and other liquidations (e.g., short sales)	(5)	(5)	(4)	(7)	(16)	(39)	(9)	(19)	(34)	(70)
Principal payments and other	(27)	(21)	(40)	(34)	(208)	(185)	(152)	(61)	(427)	(301)
Ending balance of TDRs	$1,119	$1,160	$1,310	$1,315	$6,718	$7,303	$3,478	$3,825	$12,625	$13,603
Permanent modifications	$1,083	$1,117	$1,306	$1,309	$6,625	$7,035	$3,404	$3,676	$12,418	$13,137
Trial modifications	$36	$43	$4	$6	$93	$268	$74	$149	$207	$466

Six months ended June 30, (in millions)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Beginning balance of TDRs	$1,146	$1,092	$1,319	$1,223	$7,004	$7,118	$3,698	$3,812	$13,167	$13,245
New TDRs	47	140	104	229	119	628	53	217	323	1,214
Charge-offs post-modification(a)	(11)	(18)	(30)	(57)	(11)	(33)	(33)	(65)	(85)	(173)
Foreclosures and other liquidations (e.g., short sales)	(11)	(9)	(6)	(11)	(44)	(74)	(21)	(38)	(82)	(132)
Principal payments and other	(52)	(45)	(77)	(69)	(350)	(336)	(219)	(101)	(698)	(551)
Ending balance of TDRs	$1,119	$1,160	$1,310	$1,315	$6,718	$7,303	$3,478	$3,825	$12,625	$13,603
Permanent modifications	$1,083	$1,117	$1,306	$1,309	$6,625	$7,035	$3,404	$3,676	$12,418	$13,137
Trial modifications	$36	$43	$4	$6	$93	$268	$74	$149	$207	$466

(a)	Includes charge-offs on unsuccessful trial modifications.

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

The following tables provide information about how residential real estate loans, excluding PCI loans, were modified under the Firm’s loss mitigation programs during the periods presented. These tables exclude Chapter 7 loans where the sole concession granted is the discharge of debt. At June 30, 2014, there were approximately 35,200 of such Chapter 7 loans, consisting of approximately 8,300 senior lien home equity loans, 21,200 junior lien home equity loans, 2,900 prime mortgage, including option ARMs, and 2,800 subprime mortgages.

Three months ended June 30,	Home equity				Mortgages				Total residential real estate - excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Number of loans approved for a trial modification	218	562	157	172	261	856	529	1,123	1,165	2,713
Number of loans permanently modified	226	405	699	1,353	386	1,137	493	1,458	1,804	4,353
Concession granted:(a)
Interest rate reduction	64%	70%	88%	85%	65%	73%	68%	72%	75%	76%
Term or payment extension	86	73	83	76	79	69	71	53	79	66
Principal and/or interest deferred	12	11	22	25	30	29	15	12	20	20
Principal forgiveness	30	37	29	33	22	39	35	46	29	39
Other(b)	—	—	—	—	18	24	9	13	6	11

Six months ended June 30,	Home equity				Mortgages				Total residential real estate - excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Number of loans approved for a trial modification	419	1,062	341	368	516	1,832	1,028	2,612	2,304	5,874
Number of loans permanently modified	521	950	1,657	2,669	917	2,613	1,260	3,147	4,355	9,379
Concession granted:(a)
Interest rate reduction	65%	72%	86%	88%	62%	74%	63%	71%	72%	77%
Term or payment extension	83	73	83	77	84	69	72	51	80	66
Principal and/or interest deferred	14	10	22	24	32	28	18	11	22	19
Principal forgiveness	30	38	28	36	27	40	38	52	31	43
Other(b)	—	—	—	—	17	24	12	15	7	12

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

Financial effects of modifications and redefaults
The following tables provide information about the financial effects of the various concessions granted in modifications of residential real estate loans, excluding PCI, under the Firm’s loss mitigation programs and about redefaults of certain loans modified in TDRs for the periods presented. Because the specific types and amounts of concessions offered to borrowers frequently change between the trial modification and the permanent modification, the following tables present only the financial effects of permanent modifications. These tables also excludes Chapter 7 loans where the sole concession granted is the discharge of debt.

Three months ended June 30, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Weighted-average interest rate of loans with interest rate reductions – before TDR	6.58%	6.78%	4.94%	5.10%	5.17%	5.09%	7.28%	7.26%	5.82%	5.76%
Weighted-average interest rate of loans with interest rate reductions – after TDR	2.93	3.34	2.04	2.28	2.54	2.78	3.47	3.50	2.72	2.94
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	17	17	19	19	25	25	24	24	23	24
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	29	31	34	34	37	37	35	35	35	36
Charge-offs recognized upon permanent modification	$—	$2	$8	$23	$2	$6	$—	$3	$10	$34
Principal deferred	1	1	3	7	10	32	4	11	18	51
Principal forgiven	3	7	6	13	8	57	11	55	28	132
Number of loans that redefaulted within one year of permanent modification(a)	67	95	195	248	163	189	269	317	694	849
Balance of loans that redefaulted within one year of permanent modification(a)	$4	$7	$3	$6	$44	$54	$28	$31	$79	$98

Six months ended June 30, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Weighted-average interest rate of loans with interest rate reductions – before TDR	6.63%	6.53%	4.83%	5.14%	5.20%	5.37%	7.44%	7.48%	5.88%	5.99%
Weighted-average interest rate of loans with interest rate reductions – after TDR	2.98	3.44	1.91	2.22	2.67	2.83	3.43	3.54	2.75	2.98
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	18	18	19	19	24	24	24	24	23	23
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	30	31	35	34	37	37	36	34	36	35
Charge-offs recognized upon permanent modification	$1	$4	$22	$42	$4	$11	$1	$6	$28	$63
Principal deferred	2	3	6	14	23	67	11	21	42	105
Principal forgiven	6	17	17	29	25	130	32	139	80	315
Number of loans that redefaulted within one year of permanent modification(a)	133	226	388	594	285	397	436	629	1,242	1,846
Balance of loans that redefaulted within one year of permanent modification(a)	$10	$17	$6	$13	$70	$104	$43	$63	$129	$197

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

Approximately 85% of the trial modifications approved on or after July 1, 2010 (the approximate date on which substantial revisions were made to the Home Affordable Modification Program (“HAMP”) program), that are seasoned more than six months have been successfully converted to permanent modifications.
The primary performance indicator for TDRs is the rate at which permanently modified loans redefault. At June 30, 2014, the cumulative redefault rates of residential real estate loans that have been modified under the Firm’s loss mitigation programs, excluding PCI loans, based upon permanent modifications that were completed after October 1, 2009, and that are seasoned more than six months, are 18% for senior lien home equity, 20% for junior lien home equity, 15% for prime mortgages, including option ARMs, and 27% for subprime mortgages.

Default rates of Chapter 7 loans vary significantly based on the delinquency status of the loan and overall economic conditions at the time of discharge. Default rates for Chapter 7 residential real estate loans that were less than 60 days past due at the time of discharge have ranged between approximately 10% and 40% in recent years based on the economic conditions at the time of discharge. At June 30, 2014, Chapter 7 residential real estate loans included approximately 18% of senior lien home equity, 11% of junior lien home equity, 28% of prime mortgages, including option ARMs, and 18% of subprime mortgages that were 30 days or more past due.
At June 30, 2014, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 6 years for senior lien home equity, 7 years for junior lien home equity, 9 years for prime mortgages, including option ARMs, and 8 years for subprime mortgages. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Other consumer loans
The table below provides information for other consumer retained loan classes, including auto, business banking and student loans.

(in millions, except ratios)	Auto		Business banking		Student and other				Total other consumer
	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014		Dec 31, 2013		Jun 30, 2014		Dec 31, 2013
Loan delinquency(a)
Current	$52,549	$52,152	$19,097	$18,511	$10,411		$10,529		$82,057		$81,192
30–119 days past due	489	599	204	280	621		660		1,314		1,539
120 or more days past due	4	6	152	160	293		368		449		534
Total retained loans	$53,042	$52,757	$19,453	$18,951	$11,325		$11,557		$83,820		$83,265
% of 30+ days past due to total retained loans	0.93%	1.15%	1.83%	2.32%	2.51%	(d)	2.52%	(d)	1.35%	(d)	1.60%	(d)
90 or more days past due and still accruing (b)	$—	$—	$—	$—	$316		$428		$316		$428
Nonaccrual loans	103	161	326	385	170		86		599		632
Geographic region
California	$5,957	$5,615	$2,740	$2,374	$1,124		$1,112		$9,821		$9,101
New York	3,689	3,898	3,128	3,084	1,248		1,218		8,065		8,200
Illinois	2,966	2,917	1,296	1,341	750		740		5,012		4,998
Florida	2,094	2,012	708	646	536		539		3,338		3,197
Texas	5,310	5,310	2,592	2,646	870		878		8,772		8,834
New Jersey	1,942	2,014	407	392	390		397		2,739		2,803
Arizona	1,949	1,855	981	1,046	253		252		3,183		3,153
Washington	1,001	950	238	234	235		227		1,474		1,411
Michigan	1,771	1,902	1,363	1,383	489		513		3,623		3,798
Ohio	2,148	2,229	1,304	1,316	670		708		4,122		4,253
All other	24,215	24,055	4,696	4,489	4,760		4,973		33,671		33,517
Total retained loans	$53,042	$52,757	$19,453	$18,951	$11,325		$11,557		$83,820		$83,265
Loans by risk ratings(c)
Noncriticized	$9,269	$9,968	$14,065	$13,622	NA		NA		$23,334		$23,590
Criticized performing	34	54	740	711	NA		NA		774		765
Criticized nonaccrual	—	38	271	316	NA		NA		271		354

(a)
Individual delinquency classifications included loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) as follows: current included $4.7 billion and $4.9 billion; 30-119 days past due included $359 million and $387 million; and 120 or more days past due included $271 million and $350 million at June 30, 2014, and December 31, 2013, respectively.

(b)	These amounts represent student loans, which are insured by U.S. government agencies under the FFELP. These amounts were accruing based upon the government guarantee.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(d)
June 30, 2014, and December 31, 2013, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $630 million and $737 million, respectively. These amounts were excluded based upon the government guarantee.

Other consumer impaired loans and loan modifications
The table below sets forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

(in millions)	Auto		Business banking		Total other consumer(d)
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Impaired loans
With an allowance	$51	$96	$414	$475	$465	$571
Without an allowance(a)	38	47	—	—	38	47
Total impaired loans(b)	$89	$143	$414	$475	$503	$618
Allowance for loan losses related to impaired loans	$8	$13	$79	$94	$87	$107
Unpaid principal balance of impaired loans(c)	169	235	480	553	649	788
Impaired loans on nonaccrual status	63	113	277	328	340	441

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)	Predominantly all other consumer impaired loans are in the U.S.

(c)
Represents the contractual amount of principal owed at June 30, 2014, and December 31, 2013. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(d)
Excludes $63 million of impaired student loans with a related allowance for loan losses of $18 million, all of which were on nonaccrual status, at June 30, 2014. There were no impaired student and other loans at December 31, 2013.

The following table presents average impaired loans for the periods presented.

(in millions)	Average impaired loans(a)(b)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Auto	$103	$129	$119	$137
Business banking	487	528	475	536
Total other consumer	$590	$657	$594	$673

(a)	The related interest income on impaired loans, including those on a cash basis, was not material for the three and six months ended June 30, 2014 and 2013.

(b)	Excludes impaired student loans for the three and six months ended June 30, 2014.

Loan modifications
The following table provides information about the Firm’s other consumer loans modified in TDRs. All of these TDRs are reported as impaired loans in the tables above.

(in millions)	Auto		Business banking		Total other consumer(c)
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Loans modified in TDRs(a)(b)	$89	$107	$234	$271	$323	$378
TDRs on nonaccrual status	63	77	97	124	160	201

(a)	These modifications generally provided interest rate concessions to the borrower or term or payment extensions.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of June 30, 2014, and December 31, 2013, were immaterial.

(c)	Excludes impaired student loans modified in TDRs at June 30, 2014.

TDR activity rollforward
The following tables reconcile the beginning and ending balances of other consumer loans modified in TDRs for the periods presented.

Three months ended June 30, (in millions)	Auto		Business banking		Total other consumer(a)
	2014	2013	2014	2013	2014	2013
Beginning balance of TDRs	$97	$140	$249	$341	$346	$481
New TDRs	17	22	16	18	33	40
Charge-offs post-modification	—	(2)	(2)	—	(2)	(2)
Foreclosures and other liquidations	(2)	—	(1)	—	(3)	—
Principal payments and other	(23)	(36)	(28)	(35)	(51)	(71)
Ending balance of TDRs	$89	$124	$234	$324	$323	$448

Six months ended June 30, (in millions)	Auto		Business banking		Total other consumer(a)
	2014	2013	2014	2013	2014	2013
Beginning balance of TDRs	$107	$150	$271	$352	$378	$502
New TDRs	37	42	24	40	61	82
Charge-offs post-modification	—	(5)	(2)	(2)	(2)	(7)
Foreclosures and other liquidations	(5)	—	(1)	—	(6)	—
Principal payments and other	(50)	(63)	(58)	(66)	(108)	(129)
Ending balance of TDRs	$89	$124	$234	$324	$323	$448

(a)	Excludes student loans modified in TDRs during the three and six months ended June 30, 2014.
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
The balance of business banking loans modified in TDRs that experienced a payment default, and for which the payment default occurred within one year of the modification, was $7 million and $11 million during the three months ended June 30, 2014 and 2013, respectively, and $14 million and $23 million during the six months ended June 30, 2014 and 2013, respectively. The balance of auto loans modified in TDRs that experienced a payment default, and for which the payment default occurred within one year of the modification, was $11 million and $15 million during the three months ended June 30, 2014 and 2013, respectively and $22 million and $28 million during the six months ended June 30, 2014 and 2013, respectively. A payment default is deemed to occur as follows: (1) for scored auto and business banking loans, when the loan is two payments past due; and (2) for risk-rated business banking loans and auto loans, when the borrower has not made a loan payment by its scheduled due date after giving effect to the contractual grace period, if any.
In May 2014 the Firm began extending the deferment period for up to 24 months for certain student loans, which resulted in extending the maturity of the loans at their original contractual interest rates. These modified loans are considered TDRs and placed on nonaccrual status.

The following table provides information about the financial effects of the various concessions granted in modifications of other consumer loans, excluding student loans, for the periods presented.

	Three months ended June 30,				Six months ended June 30,
	Auto		Business banking		Auto		Business banking
	2014	2013	2014	2013	2014	2013	2014	2013
Weighted-average interest rate of loans with interest rate reductions – before TDR	12.02%	13.46%	7.11%	7.58%	13.10%	13.19%	7.35%	7.94%
Weighted-average interest rate of loans with interest rate reductions – after TDR	4.98	4.82	6.04	6.16	4.97	4.94	6.28	5.84
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	NM	NM	3.1	1.6	NM	NM	2.6	1.5
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	NM	NM	4.6	3.8	NM	NM	4.3	3.1

Purchased credit-impaired loans
For a detailed discussion of PCI loans, including the related accounting policies, see Note 14 of JPMorgan Chase’s 2013 Annual Report.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

(in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013
Carrying value(a)	$18,070	$18,927	$11,302	$12,038	$3,947	$4,175	$16,799	$17,915	$50,118	$53,055
Related allowance for loan losses(b)	1,758	1,758	1,617	1,726	180	180	194	494	3,749	4,158
Loan delinquency (based on unpaid principal balance)
Current	$17,317	$18,135	$9,563	$10,118	$3,828	$4,012	$14,725	$15,501	$45,433	$47,766
30–149 days past due	465	583	538	589	591	662	930	1,006	2,524	2,840
150 or more days past due	1,067	1,112	986	1,169	683	797	2,183	2,716	4,919	5,794
Total loans	$18,849	$19,830	$11,087	$11,876	$5,102	$5,471	$17,838	$19,223	$52,876	$56,400
% of 30+ days past due to total loans	8.13%	8.55%	13.75%	14.80%	24.97%	26.67%	17.45%	19.36%	14.08%	15.31%
Current estimated LTV ratios (based on unpaid principal balance)(c)(d)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$772	$1,168	$118	$240	$74	$115	$156	$301	$1,120	$1,824
Less than 660	411	662	158	290	274	459	309	575	1,152	1,986
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	2,568	3,248	715	1,017	249	316	784	1,164	4,316	5,745
Less than 660	1,189	1,541	552	884	688	919	1,052	1,563	3,481	4,907
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	4,365	4,473	2,400	2,787	552	544	2,741	3,311	10,058	11,115
Less than 660	1,758	1,782	1,537	1,699	1,131	1,197	2,339	2,769	6,765	7,447
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	5,739	5,077	3,425	2,897	641	521	6,410	5,671	16,215	14,166
Less than 660	2,047	1,879	2,182	2,062	1,493	1,400	4,047	3,869	9,769	9,210
Total unpaid principal balance	$18,849	$19,830	$11,087	$11,876	$5,102	$5,471	$17,838	$19,223	$52,876	$56,400
Geographic region (based on unpaid principal balance)
California	$11,341	$11,937	$6,393	$6,845	$1,218	$1,293	$9,814	$10,419	$28,766	$30,494
New York	922	962	748	807	514	563	1,048	1,196	3,232	3,528
Illinois	429	451	324	353	258	283	445	481	1,456	1,568
Florida	1,786	1,865	772	826	494	526	1,631	1,817	4,683	5,034
Texas	302	327	100	106	305	328	91	100	798	861
New Jersey	362	381	316	334	187	213	614	701	1,479	1,629
Arizona	343	361	179	187	90	95	245	264	857	907
Washington	1,020	1,072	244	266	103	112	428	463	1,795	1,913
Michigan	58	62	177	189	139	145	193	206	567	602
Ohio	21	23	50	55	79	84	72	75	222	237
All other	2,265	2,389	1,784	1,908	1,715	1,829	3,257	3,501	9,021	9,627
Total unpaid principal balance	$18,849	$19,830	$11,087	$11,876	$5,102	$5,471	$17,838	$19,223	$52,876	$56,400

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

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

Approximately 20% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following tables set forth delinquency statistics for PCI junior lien home equity loans and lines of credit based on unpaid principal balance as of June 30, 2014, and December 31, 2013.

	Delinquencies				Total 30+ day delinquency rate
June 30, 2014	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$174	$60	$467	$10,802	6.49%
Beyond the revolving period(c)	60	20	120	3,146	6.36
HELOANs	20	8	40	812	8.37
Total	$254	$88	$627	$14,760	6.57%

	Delinquencies				Total 30+ day delinquency rate
December 31, 2013	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$243	$88	$526	$12,670	6.76%
Beyond the revolving period(c)	54	21	82	2,336	6.72
HELOANs	24	11	39	908	8.15
Total	$321	$120	$647	$15,914	6.84%

(a)	In general, these HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Includes loans modified into fixed rate amortizing loans.
The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the three and six months ended June 30, 2014 and 2013, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. The table excludes the cost to fund the PCI portfolios, and therefore the accretable yield does not represent net interest income expected to be earned on these portfolios.

(in millions, except ratios)	Total PCI
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$15,782	$19,464	$16,167	$18,457
Accretion into interest income	(495)	(565)	(1,009)	(1,138)
Changes in interest rates on variable-rate loans	(45)	49	(66)	(110)
Other changes in expected cash flows(a)	33	(342)	183	1,397
Balance at June 30	$15,275	$18,606	$15,275	$18,606
Accretable yield percentage	4.24%	4.38%	4.28%	4.36%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the three and six months ended June 30, 2014, and for the three months ended June 30, 2013, other changes in expected cash flows were driven by changes in prepayment assumptions. For the six months ended June 30, 2013, other changes in expected cash flows were due to refining the expected interest cash flows on HELOCs with balloon payments, partially offset by changes in prepayment assumptions.

The factors that most significantly affect estimates of gross cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in the benchmark interest rate indices for variable-rate products such as option ARM and home equity loans; and (ii) changes in prepayment assumptions.

Credit card loan portfolio
The table below sets forth information about the Firm’s credit card loans.

(in millions, except ratios)	June 30, 2014	December 31, 2013
Loan delinquency
Current and less than 30 days past due and still accruing	$123,849	$125,335
30–89 days past due and still accruing	910	1,108
90 or more days past due and still accruing	862	1,022
Nonaccrual loans	—	—
Total retained credit card loans	$125,621	$127,465
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.41%	1.67%
% of 90+ days past due to total retained loans	0.69	0.80
Credit card loans by geographic region
California	$17,040	$17,194
Texas	10,464	10,400
New York	10,425	10,497
Illinois	7,313	7,412
Florida	7,039	7,178
New Jersey	5,516	5,554
Ohio	4,736	4,881
Pennsylvania	4,347	4,462
Michigan	3,502	3,618
Virginia	3,172	3,239
All other	52,067	53,030
Total retained credit card loans	$125,621	$127,465
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	86.2%	85.1%
Less than 660	13.8	14.9
Credit card impaired loans and loan modifications
For a detailed discussion of impaired credit card loans, including credit card loan modifications, see Note 14 of JPMorgan Chase’s 2013 Annual Report.
The table below sets forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

(in millions)	June 30, 2014	December 31, 2013
Impaired credit card loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$2,173	$2,746
Modified credit card loans that have reverted to pre-modification payment terms(d)	294	369
Total impaired credit card loans(e)	$2,467	$3,115
Allowance for loan losses related to impaired credit card loans	$583	$971

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)	Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms.

At June 30, 2014, and December 31, 2013, $179 million and $226 million, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. The remaining $115 million and $143 million at June 30, 2014, and December 31, 2013, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

(e)	Predominantly all impaired credit card loans are in the U.S.
The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Average impaired credit card loans	$2,617	$4,070	$2,776	$4,294
Interest income on impaired credit card loans	32	52	68	110
Loan modifications
The Firm may modify loans to credit card borrowers who are experiencing financial difficulty. Most of these loans have been modified under programs that involve placing the customer on a fixed payment plan with a reduced interest rate, generally for 60 months. All of these credit card loan modifications are considered to be TDRs. New enrollments in these loan modification programs for the three months ended June 30, 2014 and 2013, were $193 million and $288 million, respectively and for the six months ended June 30, 2014 and 2013, were $426 million and $627 million, respectively. For additional information about credit card loan modifications, see Note 14 of JPMorgan Chase’s 2013 Annual Report.
Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the periods presented.

(in millions, except weighted-average data)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Weighted-average interest rate of loans – before TDR	15.05%	15.38%	15.04%	15.44%
Weighted-average interest rate of loans – after TDR	4.33	4.27	4.36	4.88
Loans that redefaulted within one year of modification(a)	$29	$41	$63	$85

(a)
Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the loans become two payments past due. A substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. Based on historical experience, the estimated weighted-average default rate was expected to be 29.17% and 30.72% for credit card loans modified as of June 30, 2014, and December 31, 2013, respectively.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned each loan. For further information on these risk ratings, see Note 14 and Note 15 of JPMorgan Chase’s 2013 Annual Report.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other(d)		Total retained loans
(in millions, except ratios)	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013
Loans by risk ratings
Investment-grade	$58,802	$57,690	$56,282	$52,195	$30,736	$26,712	$9,362	$9,979	$80,509	$79,494	$235,691	$226,070
Noninvestment-grade:
Noncriticized	46,668	43,477	15,215	14,381	8,048	6,674	280	440	9,776	10,992	79,987	75,964
Criticized performing	2,625	2,385	1,841	2,229	235	272	3	42	425	480	5,129	5,408
Criticized nonaccrual	256	294	288	346	21	25	—	1	162	155	727	821
Total noninvestment- grade	49,549	46,156	17,344	16,956	8,304	6,971	283	483	10,363	11,627	85,843	82,193
Total retained loans	$108,351	$103,846	$73,626	$69,151	$39,040	$33,683	$9,645	$10,462	$90,872	$91,121	$321,534	$308,263
% of total criticized to total retained loans	2.66%	2.58%	2.89%	3.72%	0.66%	0.88%	0.03%	0.41%	0.65%	0.70%	1.82%	2.02%
% of nonaccrual loans to total retained loans	0.24	0.28	0.39	0.50	0.05	0.07	—	0.01	0.18	0.17	0.23	0.27

Loans by geographic distribution(a)
Total non-U.S.	$35,397	$34,440	$2,765	$1,369	$25,531	$22,726	$1,421	$2,146	$44,589	$43,376	$109,703	$104,057
Total U.S.	72,954	69,406	70,861	67,782	13,509	10,957	8,224	8,316	46,283	47,745	211,831	204,206
Total retained loans	$108,351	$103,846	$73,626	$69,151	$39,040	$33,683	$9,645	$10,462	$90,872	$91,121	$321,534	$308,263

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$107,836	$103,357	$73,191	$68,627	$38,967	$33,426	$9,574	$10,421	$89,671	$89,717	$319,239	$305,548
30–89 days past due and still accruing	233	181	125	164	50	226	18	40	1,032	1,233	1,458	1,844
90 or more days past due and still accruing(c)	26	14	22	14	2	6	53	—	7	16	110	50
Criticized nonaccrual	256	294	288	346	21	25	—	1	162	155	727	821
Total retained loans	$108,351	$103,846	$73,626	$69,151	$39,040	$33,683	$9,645	$10,462	$90,872	$91,121	$321,534	$308,263

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(b)
The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality. For a discussion of more significant risk factors, see Note 14 of JPMorgan Chase’s 2013 Annual Report.

(c)	Represents loans that are considered well-collateralized and therefore still accruing interest.

(d)	Other primarily includes loans to SPEs and loans to private banking clients. See Note 1 of JPMorgan Chase’s 2013 Annual Report for additional information on SPEs.
The following table presents additional information on the real estate class of loans within the Wholesale portfolio segment for the periods indicated. For further information on real estate loans, see Note 14 of JPMorgan Chase’s 2013 Annual Report.

(in millions, except ratios)	Multifamily		Commercial lessors		Commercial construction and development		Other		Total real estate loans
	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013
Real estate retained loans	$46,711	$44,389	$16,833	$15,949	$3,944	$3,674	$6,138	$5,139	$73,626	$69,151
Criticized exposure	935	1,142	1,124	1,323	48	81	22	29	2,129	2,575
% of criticized exposure to total real estate retained loans	2.00%	2.57%	6.68%	8.30%	1.22%	2.20%	0.36%	0.56%	2.89%	3.72%
Criticized nonaccrual	$159	$191	$127	$143	$—	$3	$2	$9	$288	$346
% of criticized nonaccrual to total real estate retained loans	0.34%	0.43%	0.75%	0.90%	—%	0.08%	0.03%	0.18%	0.39%	0.50%

Wholesale impaired loans and loan modifications
Wholesale impaired loans are comprised of loans that have been placed on nonaccrual status and/or that have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 14.
The table below sets forth information about the Firm’s wholesale impaired loans.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014		Dec 31, 2013
Impaired loans
With an allowance	$232	$236	$200	$258	$5	$17	$—	$1	$104	$85	$541		$597
Without an allowance(a)	32	58	89	109	8	8	—	—	62	73	191		248
Total impaired loans	$264	$294	$289	$367	$13	$25	$—	$1	$166	$158	$732	(c)	$845	(c)
Allowance for loan losses related to impaired loans	$60	$75	$43	$63	$11	$16	$—	$—	$24	$27	$138		$181
Unpaid principal balance of impaired loans(b)	325	448	366	454	12	24	—	1	251	241	954		1,168

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at June 30, 2014, and December 31, 2013. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

(c)	Based upon the domicile of the borrower, predominantly all wholesale impaired loans are in the U.S.
The following table presents the Firm’s average impaired loans for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Commercial and industrial	$249	$387	$270	$496
Real estate	306	518	330	526
Financial institutions	19	11	21	9
Government agencies	—	—	—	—
Other	159	226	164	225
Total(a)	$733	$1,142	$785	$1,256

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three and six months ended June 30, 2014 and 2013.

Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. For further information, see Note 14 of JPMorgan Chase’s 2013 Annual Report.
The following table provides information about the Firm’s wholesale loans that have been modified in TDRs, including a reconciliation of the beginning and ending balances of such loans and information regarding the nature and extent of modifications during the periods presented.

Three months ended June 30, (in millions)	Commercial and industrial		Real estate		Other (b)		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Beginning balance of TDRs	$84	$254	$78	$124	$31	$43	$193	$421
New TDRs	25	$27	—	10	3	15	28	52
Increases to existing TDRs	10	1	—	—	—	—	10	1
Charge-offs post-modification	—	—	—	—	—	—	—	—
Sales and other(a)	(9)	(173)	(4)	(23)	(12)	(24)	(25)	(220)
Ending balance of TDRs	$110	$109	$74	$111	$22	$34	$206	$254

Six months ended June 30, (in millions)	Commercial and industrial		Real estate		Other (b)		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Beginning balance of TDRs	$77	$575	$88	$99	$33	$22	$198	$696
New TDRs	48	$41	10	41	3	37	61	119
Increases to existing TDRs	11	4	—	—	—	—	11	4
Charge-offs post-modification	—	(1)	—	(3)	(1)	—	(1)	(4)
Sales and other(a)	(26)	(510)	(24)	(26)	(13)	(25)	(63)	(561)
Ending balance of TDRs	$110	$109	$74	$111	$22	$34	$206	$254
TDRs on nonaccrual status	$110	$102	$67	$82	$19	$27	$196	$211
Additional commitments to lend to borrowers whose loans have been modified in TDRs	145	22	—	—	—	1	145	23

(a)	Sales and other are largely sales and paydowns.

(b)	Includes loans to Financial institutions, Government agencies and Other.
Financial effects of modifications and redefaults
Wholesale loans modified as TDRs are typically term or payment extensions and, to a lesser extent, deferrals of principal and/or interest on commercial and industrial and real estate loans. For the three months ended June 30, 2014 and 2013, the average term extension granted on wholesale loans with term or payment extensions was zero and 0.9 years, respectively. The weighted-average remaining term for all loans modified during these periods was 2.8 years and 1.4 years, respectively. There were no wholesale TDR loans that redefaulted within one year of the modification during the three months ended June 30, 2014. Wholesale TDR loans that redefaulted within one year of the modification during the three months ended June 30, 2013 was $1 million.

For the six months ended June 30, 2014 and 2013, the average term extension granted on wholesale loans with term or payment extensions was 1.0 years and 2.1 years, respectively. The weighted-average remaining term for all loans modified during these periods was 2.7 years and 1.6 years, respectively. There were no wholesale TDR loans that redefaulted within one year of the modification during the six months ended June 30, 2014. Wholesale TDR loans that redefaulted within one year of the modification during the six months ended June 30, 2013 was $1 million. A payment default is deemed to occur when the borrower has not made a loan payment by its scheduled due date after giving effect to any contractual grace period.

Note 14 – Allowance for credit losses
For detailed discussion of the allowance for credit losses and the related accounting policies, see Note 15 of JPMorgan Chase’s 2013 Annual Report.
Allowance for credit losses and loans and lending-related commitments by impairment methodology
The table below summarizes information about the allowance for loan losses, loans by impairment methodology, the allowance for lending-related commitments and lending-related commitments by impairment methodology.

	2014					2013
Six months ended June 30, (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card	Credit card		Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$8,456	$3,795		$4,013	$16,264	12,292	$5,501		$4,143	$21,936
Gross charge-offs	1,084	1,982		77	3,143	1,458	2,414		116	3,988
Gross recoveries	(399)	(209)		(108)	(716)	(394)	(318)		(148)	(860)
Net charge-offs/(recoveries)	685	1,773		(31)	2,427	1,064	2,096		(32)	3,128
Write-offs of PCI loans(a)	109	—		—	109	—	—		—	—
Provision for loan losses	81	1,573		(55)	1,599	(531)	1,046		64	579
Other	—	(1)		—	(1)	(6)	(6)		9	(3)
Ending balance at June 30,	$7,743	$3,594		$3,989	$15,326	$10,691	$4,445		$4,248	$19,384

Allowance for loan losses by impairment methodology
Asset-specific(b)	$598	$583	(c)	$138	$1,319	$713	$1,227	(c)	$228	$2,168
Formula-based	3,396	3,011		3,851	10,258	4,267	3,218		4,020	11,505
PCI	3,749	—		—	3,749	5,711	—		—	5,711
Total allowance for loan losses	$7,743	$3,594		$3,989	$15,326	$10,691	$4,445		$4,248	$19,384

Loans by impairment methodology
Asset-specific	$13,191	$2,467		$732	$16,390	$14,251	$3,857		$1,032	$19,140
Formula-based	224,905	123,154		320,797	668,856	216,401	120,431		307,164	643,996
PCI	50,118	—		5	50,123	56,736	—		12	56,748
Total retained loans	$288,214	$125,621		$321,534	$735,369	$287,388	$124,288		$308,208	$719,884

Impaired collateral-dependent loans
Net charge-offs/(recoveries)	$81	$—		$(5)	$76	$132	$—		$10	$142
Loans measured at fair value of collateral less cost to sell	3,250	—		321	3,571	3,152	—		394	3,546

Allowance for lending-related commitments
Beginning balance at January 1,	$8	$—		$697	$705	$7	$—		$661	$668
Provision for lending-related commitments	1	—		(58)	(57)	1	—		84	85
Other	—	—		—	—	—	—		—	—
Ending balance at June 30,	$9	$—		$639	$648	$8	$—		$745	$753

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$43	$43	$—	$—		$79	$79
Formula-based	9	—		596	605	8	—		666	674
Total allowance for lending-related commitments	$9	$—		$639	$648	$8	$—		$745	$753

Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$122	$122	$—	$—		$283	$283
Formula-based	56,410	533,688		451,153	1,041,251	62,303	532,359		445,189	1,039,851
Total lending-related commitments	$56,410	$533,688		$451,275	$1,041,373	$62,303	$532,359		$445,472	$1,040,134

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

Note 15 – Variable interest entities
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of variable interest entities (“VIEs”), see Note 1 of JPMorgan Chase’s 2013 Annual Report.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line-of-Business	Transaction Type	Activity	Form 10-Q page reference
CCB	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	154
	Mortgage securitization trusts	Securitization of both originated and purchased residential mortgages	154-156
	Other securitization trusts	Securitization of originated student loans	154-156
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, automobile and student loans	154-156
	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	156
	Municipal bond vehicles		156-157
	Credit-related note and asset swap vehicles		157
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 157 of this Note.
Significant Firm-sponsored variable interest entities
Credit card securitizations
For a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations, see Note 16 of JPMorgan Chase’s 2013 Annual Report.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trusts. This includes the Firm’s primary card securitization trust, Chase Issuance Trust. See the table on page 158 of this Note for further information on consolidated VIE assets and liabilities.

Firm-sponsored mortgage and other securitization trusts
The Firm securitizes (or has securitized) originated and purchased residential mortgages, commercial mortgages and other consumer loans (including automobile and student loans) primarily in its CCB and CIB businesses. Depending on the particular transaction, as well as the respective business involved, the Firm may act as the servicer of the loans and/or retain certain beneficial interest in the securitization trusts.
For a detailed discussion of the Firm’s involvement with Firm-sponsored mortgage and other securitization trusts, as well as the accounting treatment relating to such trusts, see Note 16 of JPMorgan Chase’s 2013 Annual Report.

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. See Securitization activity on page 159 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs, and Loans and excess mortgage servicing rights sold to the GSEs, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities on pages 159–160 of this Note for information on the Firm’s loan sales to U.S. government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
June 30, 2014(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime/Alt-A and Option ARMs	$101.7	$2.4	$85.2	$0.4	$0.3	$0.7
Subprime	29.8	1.9	26.0	0.1	—	0.1
Commercial and other(b)	126.9	0.2	94.2	0.5	3.3	3.8
Total	$258.4	$4.5	$205.4	$1.0	$3.6	$4.6

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2013(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime/Alt-A and Option ARMs	$109.2	$3.2	$90.4	$0.5	$0.3	$0.8
Subprime	32.1	1.3	28.0	0.1	—	0.1
Commercial and other(b)	130.4	—	98.0	0.5	3.5	4.0
Total	$271.7	$4.5	$216.4	$1.1	$3.8	$4.9

(a)
Excludes U.S. government agency securitizations. See Loans and excess mortgage servicing rights sold to the GSEs, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities on pages 159–160 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)
Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions.

(c)
The table above excludes the following: retained servicing (see Note 16 for a discussion of MSRs); securities retained from loans sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (See Note 5 for further information on derivatives); senior and subordinated securities of $105 million and $55 million, respectively, at June 30, 2014, and $151 million and $30 million, respectively, at December 31, 2013, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of June 30, 2014, and December 31, 2013, 69% of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $437 million and $551 million of investment-grade and $238 million and $260 million of noninvestment-grade retained interests at June 30, 2014, and December 31, 2013, respectively. The retained interests in commercial and other securitizations trusts consisted of $3.6 billion and $3.9 billion of investment-grade and $124 million and $80 million of noninvestment-grade retained interests at June 30, 2014, and December 31, 2013, respectively.

Residential mortgages
For a more detailed description of the Firm’s involvement with residential mortgage securitizations, see Note 16 of JPMorgan Chase’s 2013 Annual Report.
At June 30, 2014, and December 31, 2013, the Firm did not consolidate the assets of certain Firm-sponsored residential mortgage securitization VIEs in which the Firm had continuing involvement, primarily due to the fact that the Firm did not hold an interest in these trusts that could potentially be significant to the trusts. See the table on page 158 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. For a more detailed description of the Firm’s involvement with commercial mortgage and other consumer securitizations, see Note 16 of JPMorgan Chase’s 2013 Annual Report. See the table on the previous page of this Note for more information on interests held in nonconsolidated securitizations.
Re-securitizations
For a more detailed description of JPMorgan Chase’s
participation in re-securitization transactions, see Note 16 of JPMorgan Chase’s 2013 Annual Report.
During the three months ended June 30, 2014 and 2013, The Firm transferred $8.0 billion and $2.9 billion, respectively, of securities to agency VIEs, and $264 million and zero, respectively, of securities to private-label VIEs.
During the six months ended June 30, 2014 and 2013, The Firm transferred $13.3 billion and $7.1 billion, respectively, of securities to agency VIEs, and $433 million and zero, respectively, of securities to private-label VIEs.
As of June 30, 2014, and December 31, 2013, the Firm did not consolidate any agency re-securitizations. As of June 30, 2014, and December 31, 2013, the Firm consolidated $83 million and $86 million, respectively, of assets, and $22 million and $23 million, respectively, of liabilities of private-label re-securitizations. See the table on page 158 of this Note for more information on consolidated re-securitization transactions.

As of June 30, 2014, and December 31, 2013, total assets (including the notional amount of interest-only securities) of nonconsolidated Firm-sponsored private-label re-securitization entities in which the Firm has continuing involvement were $3.0 billion and $2.8 billion, respectively. At June 30, 2014, and December 31, 2013, the Firm held approximately $2.3 billion and $1.3 billion, respectively, of interests in nonconsolidated agency re-securitization entities, and $37 million and $6 million, respectively, of senior and subordinated interests in nonconsolidated private-label re-securitization entities. See the table on page 155 of this Note for further information on interests held in nonconsolidated securitizations.
Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, see Note 16 of JPMorgan Chase’s 2013 Annual Report.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper, including commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $7.4 billion and $4.1 billion of the commercial paper issued by the Firm-administered multi-seller conduits at June 30, 2014, and December 31, 2013, which was eliminated in consolidation. The Firm’s investments were not driven by market liquidity and the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity, and credit enhancement provided by the Firm to the multi-seller conduits have been eliminated in consolidation. Unfunded lending-related commitments made to clients of the Firm-administered multi-seller conduits were $9.2 billion and $9.1 billion at June 30, 2014, and December 31, 2013, respectively, and are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 21.
VIEs associated with investor intermediation activities
Municipal bond vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with municipal bond vehicles, see Note 16 of JPMorgan Chase’s 2013 Annual Report.

The Firm’s exposure to nonconsolidated municipal bond VIEs at June 30, 2014, and December 31, 2013, including the ratings profile of the VIEs’ assets, was as follows.

(in billions)	Fair value of assets held by VIEs	Liquidity facilities	Excess/(deficit)(a)	Maximum exposure
Nonconsolidated municipal bond vehicles
June 30, 2014	$11.5	$6.4	$5.1	$6.4
December 31, 2013	11.8	6.9	4.9	6.9

	Ratings profile of VIE assets(b)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
	Investment-grade				Noninvestment- grade
(in billions, except where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below
June 30, 2014	$2.7	$8.6	$0.2	$—	$—	$11.5	5.1
December 31, 2013	2.7	8.9	0.2	—	—	11.8	7.2

(a)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(b)	The ratings scale is presented on an S&P-equivalent basis.

Credit-related note and asset swap vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with credit-related note and asset swap vehicles, see Note 16 of JPMorgan Chase’s 2013 Annual Report.

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

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of June 30, 2014, and December 31, 2013.

	Assets				Liabilities
June 30, 2014 (in billions)(a)	Trading assets	Loans	Other(d)	Total assets(e)	Beneficial interests in VIE assets(f)	Other(g)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$43.7	$0.7	$44.4	$28.4	$—	$28.4
Firm-administered multi-seller conduits	—	17.0	0.2	17.2	9.6	—	9.6
Municipal bond vehicles	3.0	—	—	3.0	2.5	—	2.5
Mortgage securitization entities(b)	2.3	1.6	—	3.9	2.9	0.8	3.7
Other(c)	0.7	2.3	1.1	4.1	2.3	0.2	2.5
Total	$6.0	$64.6	$2.0	$72.6	$45.7	$1.0	$46.7

	Assets				Liabilities
December 31, 2013 (in billions)(a)	Trading assets	Loans	Other(d)	Total assets(e)	Beneficial interests in VIE assets(f)	Other(g)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$46.9	$1.1	$48.0	$26.6	$—	$26.6
Firm-administered multi-seller conduits	—	19.0	0.1	19.1	14.9	—	14.9
Municipal bond vehicles	3.4	—	—	3.4	2.9	—	2.9
Mortgage securitization entities(b)	2.3	1.7	—	4.0	2.9	0.9	3.8
Other(c)	0.7	2.5	1.0	4.2	2.3	0.2	2.5
Total	$6.4	$70.1	$2.2	$78.7	$49.6	$1.1	$50.7

(a)	Excludes intercompany transactions which were eliminated in consolidation.

(b)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(c)	Primarily comprises student loan securitization entities. The Firm consolidated $2.5 billion of student loan securitization entities as of June 30, 2014, and December 31, 2013.

(d)	Includes assets classified as cash, AFS securities, and other assets within the Consolidated Balance Sheets.

(e)
The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(f)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $33.6 billion and $31.8 billion at June 30, 2014, and December 31, 2013, respectively. The maturities of the long-term beneficial interests as of June 30, 2014, were as follows: $6.5 billion under one year, $19.1 billion between one and five years, and $8.0 billion over five years, all respectively.

(g)	Includes liabilities classified as accounts payable and other liabilities in the Consolidated Balance Sheets.
Loan Securitizations
The Firm securitizes a variety of loans, including residential mortgage, credit card, automobile, student and commercial (primarily related to real estate) loans. For a further description of the Firm’s accounting policies regarding securitizations, see Note 16 of JPMorgan Chase’s 2013 Annual Report.

Cash flows from securitizations
The following table provides information related to the Firm’s securitization activities for the three months ended June 30, 2014 and 2013, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved based on the accounting rules in effect at the time of the securitization.

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
(in millions, except rates)(a)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$304	$2,612	$443	$3,078	$660	$4,639	$1,059	$5,284
All cash flows during the period:
Proceeds from new securitizations(b)	$312	$2,664	$446	$3,149	$663	$4,708	$1,080	$5,426
Servicing fees collected	137	1	158	2	276	2	285	3
Purchases of previously transferred financial assets (or the underlying collateral)(c)	64	—	19	—	67	—	271	—
Cash flows received on interests	41	397	30	78	85	459	55	142

(a)	Excludes re-securitization transactions.

(b)
For the three and six months ended June 30, 2014, $312 million and $642 million of proceeds from residential mortgage securitizations were received as securities classified in level 2 and zero and $21 million of proceeds classified as level 3 of the fair value hierarchy, respectively. For the three and six months ended June 30, 2014, $2.3 billion and $4.3 billion, respectively, of proceeds from commercial mortgage securitizations were received as securities classified in level 2 and $130 million of proceeds classified as level 3 of the fair value hierarchy, and $280 million of proceeds from commercial mortgage securitization were received as cash. For the three and six months ended June 30, 2013, $446 million and $1.1 billion, respectively, of proceeds from residential mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy. For the three and six months ended June 30, 2013, $3.1 billion and $5.2 billion, respectively, of proceeds from commercial mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy, and zero and $207 million, respectively, of proceeds from commercial mortgage securitizations were received as cash. All loans transferred into securitization vehicles during the three and six months ended June 30, 2014 and 2013, were classified as trading assets; changes in fair value were recorded in principal transactions revenue, and there were no significant gains or losses associated with the securitization activity.

(c)	Includes cash paid by the Firm to reacquire assets from off–balance sheet, nonconsolidated entities – for example, loan repurchases due to representation and warranties and servicer clean-up calls.

(d)	Includes prime, Alt-A, subprime, and option ARMs. Excludes certain loan securitization transactions entered into with Ginnie Mae, Fannie Mae and Freddie Mac.

(e)	Includes commercial and student loan securitizations.

Loans and excess mortgage servicing rights sold to the GSEs, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess mortgage servicing rights on a nonrecourse basis, predominantly to Fannie Mae and Freddie Mac (the “GSEs”). These loans and excess mortgage servicing rights are sold primarily for the purpose of securitization by the GSEs, who provide certain guarantee provisions (e.g., credit enhancement of the loans). The Firm also sells loans into securitization transactions pursuant to Ginnie Mae guidelines; these loans are typically insured or guaranteed by another U.S. government agency. The Firm does not consolidate the securitization vehicles underlying any of the transactions described above as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. See Note 29 of JPMorgan Chase’s 2013 Annual Report for additional information about the Firm’s loan sales- and securitization-related indemnifications. See Note 16 for additional information about the impact of the Firm’s sale of certain excess mortgage servicing rights.

The following table summarizes the activities related to loans sold to the GSEs, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Carrying value of loans sold(a)	$12,603	$48,045	$26,523	$102,925
Proceeds received from loan sales as cash	50	295	89	461
Proceeds from loans sales as securities(b)	12,461	47,223	26,196	101,392
Total proceeds received from loan sales(c)	$12,511	$47,518	$26,285	$101,853
Gains on loan sales(d)	$82	$112	$119	$250

(a)	Predominantly to the GSEs and in securitization transactions pursuant to Ginnie Mae guidelines.

(b)	Predominantly includes securities from the GSEs and Ginnie Mae that are generally sold shortly after receipt.

(c)	Excludes the value of MSRs retained upon the sale of loans. Gains on loans sales include the value of MSRs.

(d)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.

Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 21, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies under certain arrangements. The Firm may elect to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated Balance Sheets as a loan with a corresponding liability. As of June 30, 2014, and

December 31, 2013, the Firm had recorded on its Consolidated Balance Sheets $14.3 billion, respectively, of loans that either had been repurchased or for which the Firm had an option to repurchase. Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools. Additionally, real estate owned resulting from voluntary repurchases of loans was $2.1 billion and $2.0 billion as of June 30, 2014, and December 31, 2013, respectively. Substantially all of these loans and real estate owned are insured or guaranteed by U.S. government agencies. For additional information, refer to Note 13 of this Form 10-Q and Note 14 of JPMorgan Chase’s 2013 Annual Report.

Loan delinquencies and liquidation losses
The table below includes information about components of nonconsolidated securitized financial assets, in which the Firm has continuing involvement, and delinquencies as of June 30, 2014, and December 31, 2013, respectively; and liquidation losses for the three months ended June 30, 2014 and 2013, respectively.

					Liquidation losses
	Securitized assets		90 days past due		Three months ended June 30,		Six months ended June 30,
(in millions)	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	2014	2013	2014	2013
Securitized loans(a)
Residential mortgage:
Prime / Alt-A & Option ARMs	$85,193	$90,381	$13,158	$14,882	$598	$1,310	$1,257	$2,959
Subprime	25,998	28,008	6,762	7,726	464	756	1,203	1,539
Commercial and other	94,192	98,018	1,198	2,350	408	184	642	330
Total loans securitized(b)	$205,383	$216,407	$21,118	$24,958	$1,470	$2,250	$3,102	$4,828

(a)
Total assets held in securitization-related SPEs were $258.4 billion and $271.7 billion, respectively, at June 30, 2014, and December 31, 2013. The $205.4 billion and $216.4 billion, respectively, of loans securitized at June 30, 2014, and December 31, 2013, excluded: $48.5 billion and $50.8 billion, respectively, of securitized loans in which the Firm has no continuing involvement, and $4.5 billion of loan securitizations consolidated on the Firm’s Consolidated Balance Sheets at June 30, 2014, and December 31, 2013.

(b)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

Note 16 – Goodwill and other intangible assets
For a discussion of the accounting policies related to goodwill and other intangible assets, see Note 17 of JPMorgan Chase’s 2013 Annual Report.
Goodwill and other intangible assets consist of the following.

(in millions)	June 30, 2014	December 31, 2013
Goodwill	$48,110	$48,081
Mortgage servicing rights	8,347	9,614
Other intangible assets:
Purchased credit card relationships	$41	$131
Other credit card-related intangibles	146	173
Core deposit intangibles	74	159
Other intangibles	1,078	1,155
Total other intangible assets	$1,339	$1,618
Goodwill
The following table presents goodwill attributed to the business segments.

(in millions)	June 30, 2014	December 31, 2013
Consumer & Community Banking	$30,999	$30,985
Corporate & Investment Bank	6,893	6,888
Commercial Banking	2,862	2,862
Asset Management	6,979	6,969
Corporate/Private Equity	377	377
Total goodwill	$48,110	$48,081
The following table presents changes in the carrying amount of goodwill.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Balance at beginning of period(a)	$48,065	$48,067	$48,081	$48,175
Changes during the period from:
Business combinations	9	11	18	36
Dispositions	—	(5)	—	(5)
Other(b)	36	(16)	11	(149)
Balance at June 30,(a)	$48,110	$48,057	$48,110	$48,057

(a)	Reflects gross goodwill balances as the Firm has not recognized any impairment losses to date.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.

Goodwill impairment testing
For further description of the Firm’s goodwill impairment testing process, including the primary method used to estimate the fair value of the reporting units, and the assumptions used in the goodwill impairment test, see Impairment testing on pages 299–300 of JPMorgan Chase’s 2013 Annual Report.
Goodwill was not impaired at June 30, 2014, or December 31, 2013, nor was any goodwill written off due to impairment during the three and six months ended June 30, 2014 and 2013.
However, the Firm expects that the goodwill associated with its Private Equity business in Corporate will decline or could become impaired in future periods.
In addition, the Firm’s Mortgage Banking business in CCB remains at an elevated risk of goodwill impairment due to its exposure to U.S. economic conditions, such as increases in primary mortgage interest rates, lower mortgage origination volume, or decreases in home prices, and the effects of regulatory and legislative changes, including higher costs to resolve foreclosure-related matters. Deterioration in the assumptions used in the goodwill impairment test could cause the estimated fair values of these reporting units and their associated goodwill to decline in the future, which may result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.

Mortgage servicing rights
Mortgage servicing rights represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. For a further description of the MSR asset, interest rate risk management, and the valuation of MSRs, see Note 17 of JPMorgan Chase’s 2013 Annual Report and Note 3 of this Form 10-Q.
The following table summarizes MSR activity for the three and six months ended June 30, 2014 and 2013.

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2014	2013	2014		2013
Fair value at beginning of period	$8,552	$7,949	$9,614		$7,614
MSR activity:
Originations of MSRs	178	652	370		1,342
Purchase of MSRs	3	3	6		(3)
Disposition of MSRs	2	(19)	(186)	(f)	(418)	(f)
Net additions	183	636	190		921

Changes due to collection/realization of expected cash flows(a)	(239)	(288)	(486)		(547)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	(369)	1,074	(731)		1,620
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	—	—	(11)		290	(h)
Discount rates	(10)	—	(459)	(g)	(78)
Prepayment model changes and other(c)	230	(36)	230		(485)	(i)
Total changes in valuation due to other inputs and assumptions	220	(36)	(240)		(273)
Total changes in valuation due to inputs and assumptions(a)	(149)	1,038	(971)		1,347
Fair value at June 30,(d)	$8,347	$9,335	$8,347		$9,335
Change in unrealized gains/(losses) included in income related to MSRs held at June 30,	$(149)	$1,038	$(971)		$1,347
Contractual service fees, late fees and other ancillary fees included in income	$731	$835	$1,488		$1,704
Third-party mortgage loans serviced at June 30, (in billions)	$791	$839	$791		$839
Net servicer advances at June 30, (in billions)(e)	$8.8	$10.1	$8.8		$10.1

(a)
Included changes related to commercial real estate of $(2) million for the three months ended June 30, 2014, and $(4) million and $(2) million for the six months ended June 30, 2014 and 2013, respectively.

(b)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(c)	Represents changes in prepayments other than those attributable to changes in market interest rates.

(d)	Included $14 million and $21 million related to commercial real estate at June 30, 2014 and 2013, respectively.

(e)
Represents amounts the Firm pays as the servicer (e.g., scheduled principal and interest to a trust, taxes and insurance), which will generally be reimbursed within a short period of time after the advance from future cash flows from the trust or the underlying loans. The Firm’s credit risk associated with recoverable servicer advances is minimal because reimbursement of the advances is typically senior to all cash payments to investors. In addition, the Firm maintains the right to stop payment to investors if the collateral is insufficient to cover the advance. However, certain of these servicer advances may not be recoverable if they were not made in accordance with applicable rules and agreements. Servicer advances are recognized net of an allowance for unrecoverable advances.

(f)
Predominantly represents excess mortgage servicing rights transferred to agency-sponsored trusts in exchange for stripped mortgage-backed securities (“SMBS”). In each transaction, a portion of the SMBS was acquired by third parties at the transaction date; the Firm acquired and has retained the remaining balance of those SMBS as trading securities. Also includes sales of MSRs for the three and six months ended June 30, 2014 and 2013.

(g)
For the six months ended June 30, 2014, the decrease was primarily related to higher capital allocated to the Mortgage Servicing business, which, in turn, resulted in an increase in the option adjusted spread (“OAS”). The resulting OAS assumption continues to be consistent with capital and return requirements that the Firm believes a market participant would consider, taking into account factors such as the current operating risk environment and regulatory and economic capital requirements.

(h)	For the six months ended June 30, 2013, the increase was driven by the inclusion in the MSR valuation model of servicing fees receivable on certain delinquent loans.

(i)	For the six months ended June 30, 2013, the decrease was driven by changes in the inputs and assumptions used to derive prepayment speeds, primarily increases in home prices.

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
CCB mortgage fees and related income
Net production revenue:
Production revenue	$186	$1,064	$347	$2,059
Repurchase (losses)/benefits	137	16	265	(65)
Net production revenue	323	1,080	612	1,994
Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	867	945	1,737	1,881
Changes in MSR asset fair value due to collection/realization of expected cash flows	(237)	(285)	(482)	(543)
Total operating revenue	630	660	1,255	1,338
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(368)	1,072	(730)	1,618
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	220	(36)	(240)	(273)
Change in derivative fair value and other	485	(957)	907	(1,408)
Total risk management	337	79	(63)	(63)
Total CCB net mortgage servicing revenue	967	739	1,192	1,275
All other	1	4	1	6
Mortgage fees and related income	$1,291	$1,823	$1,805	$3,275

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at June 30, 2014, and December 31, 2013, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Jun 30, 2014	Dec 31, 2013
Weighted-average prepayment speed assumption (“CPR”)	8.56%	8.07%
Impact on fair value of 10% adverse change	$(363)	$(362)
Impact on fair value of 20% adverse change	(704)	(705)
Weighted-average option adjusted spread	9.14%	7.77%
Impact on fair value of 100 basis points adverse change	$(343)	$(389)
Impact on fair value of 200 basis points adverse change	(660)	(750)
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
Other intangible assets
The $279 million decrease in other intangible assets during the six months ended June 30, 2014, was due to amortization.

The components of credit card relationships, core deposits and other intangible assets were as follows.

	June 30, 2014			December 31, 2013
(in millions)	Gross amount(a)	Accumulated amortization(a)	Net carrying value	Gross amount	Accumulated amortization	Net carrying value
Purchased credit card relationships	$3,540	$3,499	$41	$3,540	$3,409	$131
Other credit card-related intangibles	542	396	146	542	369	173
Core deposit intangibles	4,131	4,057	74	4,133	3,974	159
Other intangibles(b)	2,257	1,179	1,078	2,374	1,219	1,155

(a)	The decrease in the gross amount and accumulated amortization from December 31, 2013, was due to the removal of fully amortized assets.

(b)	Includes intangible assets of approximately $600 million consisting primarily of asset management advisory contracts, which were determined to have an indefinite life and are not amortized.
Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and other intangible assets.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Purchased credit card relationships	$45	$52	$90	$105
Other credit card-related intangibles	14	15	27	29
Core deposit intangibles	42	50	85	100
Other intangibles	31	35	61	70
Total amortization expense	$132	$152	$263	$304

Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and other intangible assets at June 30, 2014.

For the year (in millions)	Purchased credit card relationships	Other credit card-related intangibles	Core deposit intangibles	Other intangibles	Total
2014(a)	$96	$51	$102	$111	$360
2015	12	39	26	93	170
2016	9	34	14	75	132
2017	5	29	7	59	100
2018	3	20	5	53	81

(a)
Includes $90 million, $27 million, $85 million and $61 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the six months ended June 30, 2014.

Note 17 – Deposits
For further discussion on deposits, see Note 19 of JPMorgan Chase’s 2013 Annual Report.
At June 30, 2014, and December 31, 2013, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	June 30, 2014	December 31, 2013
U.S. offices
Noninterest-bearing	$417,607	$389,863
Interest-bearing:
Demand(a)	81,449	84,631
Savings(b)	457,111	450,405
Time (included $6,856 and $5,995 at fair value)(c)	85,221	91,356
Total interest-bearing deposits	623,781	626,392
Total deposits in U.S. offices	1,041,388	1,016,255
Non-U.S. offices
Noninterest-bearing	17,757	17,611
Interest-bearing:
Demand	219,911	214,391
Savings	1,687	1,083
Time (included $1,066 and $629 at fair value)(c)	39,008	38,425
Total interest-bearing deposits	260,606	253,899
Total deposits in non-U.S. offices	278,363	271,510
Total deposits	$1,319,751	$1,287,765

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4 of JPMorgan Chase’s 2013 Annual Report.

Note 18 – Earnings per share
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 24 of JPMorgan Chase’s 2013 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2014 and 2013.

(in millions, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic earnings per share
Net income	$5,985	$6,496	$11,259	$13,025
Less: Preferred stock dividends	268	204	495	386
Net income applicable to common equity	5,717	6,292	10,764	12,639
Less: Dividends and undistributed earnings allocated to participating securities	144	191	294	407
Net income applicable to common stockholders	$5,573	$6,101	$10,470	$12,232

Total weighted-average basic shares outstanding	3,780.6	3,782.4	3,783.9	3,800.3
Net income per share	$1.47	$1.61	$2.77	$3.22

Diluted earnings per share
Net income applicable to common stockholders	$5,573	$6,101	$10,470	$12,232
Total weighted-average basic shares outstanding	3,780.6	3,782.4	3,783.9	3,800.3
Add: Employee stock options, SARs and warrants(a)	31.9	31.9	34.2	30.3
Total weighted-average diluted shares outstanding(b)	3,812.5	3,814.3	3,818.1	3,830.6
Net income per share	$1.46	$1.60	$2.74	$3.19

(a)
Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans and the warrants originally issued in 2008 under the U.S. Treasury’s Capital Purchase Program to purchase shares of the Firm’s common stock. The aggregate number of shares issuable upon the exercise of such options and warrants was 1 million and 8 million for the three months ended June 30, 2014 and 2013, respectively, and 1 million and 11 million for the six months ended June 30, 2014 and 2013, respectively.

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

As of or for the three months ended June 30, 2014	Unrealized gains/(losses) on investment securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at April 1, 2014	$3,792		$(138)	$(80)	$(1,298)	$2,276
Net change	1,075	(b)	12	68	7	1,162
Balance at June 30, 2014	$4,867		$(126)	$(12)	$(1,291)	$3,438

As of or for the three months ended June 30, 2013	Unrealized gains/(losses) on investment securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at April 1, 2013	$6,228		$(108)	$58	$(2,687)	$3,491
Net change	(3,091)	(c)	(38)	(290)	64	(3,355)
Balance at June 30, 2013	$3,137		$(146)	$(232)	$(2,623)	$136

As of or for the six months ended June 30, 2014	Unrealized gains/(losses) on investment securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2014	$2,798		$(136)	$(139)	$(1,324)	$1,199
Net change	2,069	(b)	10	127	33	2,239
Balance at June 30, 2014	$4,867		$(126)	$(12)	$(1,291)	$3,438

As of or for the six months ended June 30, 2013	Unrealized gains/(losses) on investment securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2013	$6,868		$(95)	$120	$(2,791)	$4,102
Net change	(3,731)	(c)	(51)	(352)	168	(3,966)
Balance at June 30, 2013	$3,137		$(146)	$(232)	$(2,623)	$136

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

(b)
The net change for the three and six months ended June 30, 2014, was primarily due to higher market valuations of obligations of U.S. states and municipalities and U.S. mortgage-backed securities in the Firm’s AFS investment securities portfolio.

(c)
The net change for the three and six months ended June 30, 2013, was primarily related to the decline in fair value of U.S. government agency issued MBS and obligations of U.S. states and municipalities due to market changes, as well as net realized gains.

The following table presents the pretax and after-tax changes in the components of other comprehensive income/(loss).

	2014			2013
Three months ended June 30, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$1,778	$(695)	$1,083	$(4,947)	$1,931	$(3,016)
Reclassification adjustment for realized (gains)/losses included in net income(a)	(12)	4	(8)	(124)	49	(75)
Net change	1,766	(691)	1,075	(5,071)	1,980	(3,091)
Translation adjustments:
Translation(b)	218	(79)	139	(607)	223	(384)
Hedges(b)	(208)	81	(127)	571	(225)	346
Net change	10	2	12	(36)	(2)	(38)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	143	(57)	86	(512)	201	(311)
Reclassification adjustment for realized (gains)/losses included in net income(c)	(29)	11	(18)	34	(13)	21
Net change	114	(46)	68	(478)	188	(290)
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	19	(8)	11	37	(15)	22
Reclassification adjustments included in net income(d):
Amortization of net loss	19	(7)	12	79	(31)	48
Prior service costs/(credits)	(12)	5	(7)	(11)	5	(6)
Foreign exchange and other	(15)	6	(9)	(1)	1	—
Net change	11	(4)	7	104	(40)	64
Total other comprehensive income/(loss)	$1,901	$(739)	$1,162	$(5,481)	$2,126	$(3,355)

	2014			2013
Six months ended June 30, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$3,399	$(1,304)	$2,095	$(5,462)	$2,116	$(3,346)
Reclassification adjustment for realized (gains)/losses included in net income(a)	(42)	16	(26)	(633)	248	(385)
Net change	3,357	(1,288)	2,069	(6,095)	2,364	(3,731)
Translation adjustments:
Translation(b)	372	(142)	230	(1,034)	381	(653)
Hedges(b)	(362)	142	(220)	991	(389)	602
Net change	10	—	10	(43)	(8)	(51)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	215	(87)	128	(642)	252	(390)
Reclassification adjustment for realized (gains)/losses included in net income(c)	(2)	1	(1)	63	(25)	38
Net change	213	(86)	127	(579)	227	(352)
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	88	(34)	54	85	(25)	60
Reclassification adjustments included in net income(d):
Amortization of net loss	37	(15)	22	160	(62)	98
Prior service costs/(credits)	(22)	9	(13)	(22)	9	(13)
Foreign exchange and other	(19)	(11)	(30)	36	(13)	23
Net change	84	(51)	33	259	(91)	168
Total other comprehensive income/(loss)	$3,664	$(1,425)	$2,239	$(6,458)	$2,492	$(3,966)

(a)	The pretax amount is reported in securities gains in the Consolidated Statements of Income.

(b)
Reclassifications of pretax realized gains/(losses) on translation adjustments and related hedges are reported in other income in the Consolidated Statements of Income. The amounts were not material for the three and six months ended June 30, 2014, and 2013.

(c)	The pretax amount is reported in the same line as the hedged items, which are predominantly recorded in net interest income in the Consolidated Statements of Income.

(d)	The pretax amount is reported in compensation expense in the Consolidated Statements of Income.

Note 20 – Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A. Basel III rules under the transitional Standardized and Advanced Approaches (“Basel III Standardized Transitional” and “Basel III Advanced Transitional,” respectively) became effective on January 1, 2014; all prior period data is based on Basel I rules. For 2014, Basel III Standardized Transitional requires the Firm to calculate its capital ratios using the Basel III definition of capital divided by the Basel I definition of RWA, inclusive of Basel 2.5 for market risk. On February 21, 2014, the Federal Reserve and the OCC informed the Firm and its national bank subsidiaries that they were approved to calculate capital under Basel III Advanced, in addition to Basel III Standardized, as of
April 1, 2014.
As of January 1, 2014, there are three categories of risk-based capital: Common Equity Tier 1 capital (“CET1 capital”) under the Basel III Transitional rules, as well as
Tier 1 capital and Tier 2 capital. CET1 capital predominantly includes common stockholders’ equity (including capital for AOCI related to debt and equity securities classified as AFS as well as for defined benefit pension and OPEB plans), less certain deductions for goodwill, MSRs and deferred tax assets that arise from net operating loss and tax credit carryforwards. Tier 1 capital is predominantly comprised of CET1 capital as well as perpetual preferred stock. Tier 2 capital includes Tier 1 capital as well as long-term debt qualifying as Tier 2 and qualifying allowance for credit losses. Total capital is Tier 1 capital plus Tier 2 capital.
Basel III establishes two comprehensive methodologies for calculating RWA, a Standardized approach and an Advanced approach. Key differences in the calculation of RWA between the Standardized and Advanced approaches include: (1) for Basel III Advanced, credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas for Basel III Standardized, RWA is generally based on supervisory risk-weightings which vary only by counterparty type and asset class; and (2) Basel III Advanced includes RWA for operational risk, whereas Basel III Standardized does not.
As a result of becoming subject to Basel III Advanced on April 1, 2014, the capital adequacy of the Firm and its national bank subsidiaries will be evaluated against the Basel III approach (Standardized or Advanced) that results, for each quarter beginning with the second quarter of 2014, in the lower ratio (the “Collins Floor”), as required by the Collins Amendment of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

The following tables present the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries under both Basel III Standardized Transitional and Basel III Advanced Transitional at June 30, 2014, and under Basel I at December 31, 2013.

	JPMorgan Chase & Co.(d)
	Basel III Standardized Transitional	Basel III Advanced Transitional	Basel I
(in millions, except ratios)	Jun 30, 2014	Jun 30, 2014	Dec 31, 2013
Regulatory capital
CET1 capital	$160,086	$160,086	NA
Tier 1 capital(a)	179,884	179,884	$165,663
Total capital	213,780	203,076	199,286

Assets
Risk-weighted	1,458,620	1,626,427	1,387,863
Adjusted average(b)	2,374,025	2,374,025	2,343,713

Capital ratios(c)
CET1	11.0%	9.8%	NA
Tier 1(a)	12.3	11.1	11.9%
Total	14.7	12.5	14.4
Tier 1 leverage	7.6	7.6	7.1

	JPMorgan Chase Bank, N.A.(d)
	Basel III Standardized Transitional	Basel III Advanced Transitional	Basel I
(in millions, except ratios)	Jun 30, 2014	Jun 30, 2014	Dec 31, 2013
Regulatory capital
CET1 capital	$149,961	$149,961	NA
Tier 1 capital(a)	149,961	149,961	$139,727
Total capital	168,636	160,749	165,496

Assets
Risk-weighted	1,241,565	1,349,140	1,171,574
Adjusted average(b)	1,895,540	1,895,540	1,900,770

Capital ratios(c)
CET1	12.1%	11.1%	NA
Tier 1(a)	12.1	11.1	11.9%
Total	13.6	11.9	14.1
Tier 1 leverage	7.9	7.9	7.4

	Chase Bank USA, N.A.(d)
	Basel III Standardized Transitional	Basel III Advanced Transitional	Basel I
(in millions, except ratios)	Jun 30, 2014	Jun 30, 2014	Dec 31, 2013
Regulatory capital
CET1 capital	$13,626	$13,626	NA
Tier 1 capital(a)	13,626	13,626	$12,956
Total capital	19,526	18,276	16,389

Assets
Risk-weighted	98,509	154,964	100,990
Adjusted average(b)	114,031	114,031	109,731

Capital ratios(c)
CET1	13.8%	8.8%	NA
Tier 1(a)	13.8	8.8	12.8%
Total	19.8	11.8	16.2
Tier 1 leverage	12.0	12.0	11.8

(a)
At June 30, 2014, trust preferred securities included in Basel III Tier 1 capital were $2.7 billion and $300 million for JPMorgan Chase and JPMorgan Chase Bank, N.A., respectively. At June 30, 2014, Chase Bank USA, N.A. had no trust preferred securities.

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

(c)	Beginning April 1, 2014, the lower ratio represents the Collins Floor.

(d)
Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions; whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

Note:
Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both non-taxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from non-taxable business combinations totaling $145 million and $192 million at June 30, 2014, and December 31, 2013, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $2.8 billion at both June 30, 2014, and December 31, 2013.

Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and Total capital to risk-weighted assets, as well as minimum leverage ratios (which are defined as Tier 1 capital divided by adjusted quarterly average assets). Failure to meet these minimum requirements could cause the Federal Reserve to take action. Bank subsidiaries also are subject to these capital requirements by their respective primary regulators. The following table presents the minimum ratios to which the Firm and its national bank subsidiaries are subject as of June 30, 2014.

	Well-capitalized ratios(b)		Minimum capital ratios(b)
Capital ratios
CET1	NA		4.0%
Tier 1	6.0%		5.5
Total	10.0		8.0
Tier 1 leverage	5.0	(a)	4.0

(a)
Represents requirements for bank subsidiaries pursuant to regulations issued under the FDIC Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(b)
As defined by the regulations issued by the Federal Reserve, OCC and FDIC. In addition to the 2014 well-capitalized standards, beginning January 1, 2015, Basel III Transitional CET1 capital and the Basel III Standardized Transitional and the Basel III Advanced Transitional CET1 capital ratios become relevant capital measures under the prompt corrective action requirements defined by the regulations.

As of June 30, 2014, and December 31, 2013, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

Note 21 – Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees, and the Firm’s related accounting policies, see Note 29 of JPMorgan Chase’s 2013 Annual Report.

To provide for probable credit losses inherent in consumer (excluding credit card) and wholesale lending commitments, an allowance for credit losses on lending-related commitments is maintained. See Note 14 for further discussion regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at June 30, 2014, and December 31, 2013. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower. Also, the Firm typically closes credit card lines when the borrower is 60 days or more past due.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(j)
	Jun 30, 2014					Dec 31, 2013	Jun 30, 2014	Dec 31, 2013
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$2,332	$4,303	$3,050	$2,268	$11,953	$13,158	$—	$—
Home equity – junior lien	3,707	6,338	3,460	2,261	15,766	17,837	—	—
Prime mortgage	6,679	—	—	—	6,679	4,817	—	—
Subprime mortgage	—	—	—	—	—	—	—	—
Auto	9,006	371	122	22	9,521	8,309	1	1
Business banking	10,516	886	117	377	11,896	11,251	8	7
Student and other	99	37	2	457	595	685	—	—
Total consumer, excluding credit card(a)	32,339	11,935	6,751	5,385	56,410	56,057	9	8
Credit card(b)	533,688	—	—	—	533,688	529,383	—	—
Total consumer	566,027	11,935	6,751	5,385	590,098	585,440	9	8
Wholesale:
Other unfunded commitments to extend credit(c)(d)	59,664	76,645	108,410	8,628	253,347	246,495	410	432
Standby letters of credit and other financial guarantees(c)(d)(e)	23,884	32,699	33,020	2,126	91,729	92,723	851	943
Unused advised lines of credit	89,000	11,649	559	473	101,681	101,994	—	—
Other letters of credit(c)	3,402	994	122	—	4,518	5,020	1	2
Total wholesale(f)	175,950	121,987	142,111	11,227	451,275	446,232	1,262	1,377
Total lending-related	$741,977	$133,922	$148,862	$16,612	$1,041,373	$1,031,672	$1,271	$1,385
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(g)	$208,317	$—	$—	$—	$208,317	$169,709	$—	$—
Derivatives qualifying as guarantees	1,088	795	13,836	37,733	53,452	56,274	44	72
Unsettled reverse repurchase and securities borrowing agreements(h)	74,198	—	—	—	74,198	38,211	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	436	681
Loans sold with recourse	NA	NA	NA	NA	6,775	7,692	115	131
Other guarantees and commitments(i)	437	353	2,616	2,099	5,505	6,786	(79)	(99)

(a)	Predominantly all consumer, excluding credit card, lending-related commitments contractual amounts are in the U.S.

(b)	Predominantly all credit card lending-related commitments contractual amounts are in the U.S.

(c)
At June 30, 2014, and December 31, 2013, reflects the contractual amount net of risk participations totaling $184 million and $476 million, respectively, for other unfunded commitments to extend credit; $14.3 billion and $14.8 billion, respectively, for standby letters of credit and other financial guarantees; and $538 million and $622 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(d)
At June 30, 2014, and December 31, 2013, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other non-profit entities of $17.0 billion and $18.9 billion, respectively, within other unfunded commitments to extend credit; and $15.2 billion and $17.2 billion, respectively, within standby letters of credit and other financial guarantees. Other unfunded commitments to extend credit also include liquidity facilities to nonconsolidated municipal bond VIEs; for further information, see Note 15.

(e)	At June 30, 2014, and December 31, 2013, included unissued standby letters of credit commitments of $44.8 billion and $42.8 billion, respectively.

(f)	At June 30, 2014, and December 31, 2013, the U.S. portion of the contractual amount of total wholesale lending-related commitments was 67% and 68%, respectively.

(g)
At June 30, 2014, and December 31, 2013, collateral held by the Firm in support of securities lending indemnification agreements was $216.3 billion and $176.4 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(h)
At June 30, 2014, and December 31, 2013, the amount of commitments related to forward-starting reverse repurchase agreements and securities borrowing agreements were $40.7 billion and $9.9 billion, respectively. Commitments related to unsettled reverse repurchase agreements and securities borrowing agreements with regular-way settlement periods were $33.5 billion and $28.3 billion, at June 30, 2014, and December 31, 2013, respectively.

(i)
At June 30, 2014, and December 31, 2013, included unfunded commitments of $130 million and $215 million, respectively, to third-party private equity funds; and $691 million and $1.9 billion, at June 30, 2014, and December 31, 2013, to other equity investments. These commitments included $111 million and $184 million, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3. In addition, at both June 30, 2014, and December 31, 2013, included letters of credit hedged by derivative transactions and managed on a market risk basis of $4.5 billion.

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
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged finance activities, which were $23.1 billion and $18.3 billion at June 30, 2014, and December 31, 2013, respectively.
For further information, see Note 3 and Note 4.
In addition, the Firm acts as a clearing and custody bank in the U.S. tri-party repurchase transaction market. In its role as clearing and custody bank, the Firm is exposed to intra-day credit risk of the cash borrowers, usually broker-dealers; however, this exposure is secured by collateral and typically extinguished through the settlement process by the end of the day. Tri-party repurchase daily balances averaged $181 billion and $279 billion for the three months ended June 30, 2014 and 2013, respectively, and $182 billion and $287 billion for the six months ended June 30, 2014 and 2013, respectively. The prior period amounts have been revised to conform with the current period presentation.

Guarantees
The Firm considers the following off–balance sheet lending-related arrangements to be guarantees under U.S. GAAP: standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 29 of JPMorgan Chase’s 2013 Annual Report. The recorded amounts of the liabilities related to guarantees and indemnifications at June 30, 2014, and December 31, 2013, excluding the allowance for credit losses on lending-related commitments, are discussed below.
Standby letters of credit and other financial guarantees
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $852 million and $945 million at June 30, 2014, and December 31, 2013, respectively, which were classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values included $229 million and $265 million, respectively, for the allowance for lending-related commitments, and $623 million and $680 million, respectively, for the guarantee liability and corresponding asset.

The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of June 30, 2014, and December 31, 2013.
Standby letters of credit, other financial guarantees and other letters of credit

	June 30, 2014		December 31, 2013
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$68,440	$3,551	$69,109	$3,939
Noninvestment-grade(a)	23,289	967	23,614	1,081
Total contractual amount	$91,729	$4,518	$92,723	$5,020
Allowance for lending-related commitments	$228	$1	$263	$2
Commitments with collateral	40,331	1,718	40,410	1,473

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.
Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, see Note 29 of JPMorgan Chase’s 2013 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $53.5 billion and $56.3 billion at June 30, 2014, and December 31, 2013, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value contracts is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $27.2 billion and $27.0 billion at June 30, 2014, and December 31, 2013, respectively, and the maximum exposure to loss was $2.9 billion and 2.8 billion at June 30, 2014, and December 31, 2013, respectively. The fair values of the contracts reflect the probability of whether the Firm will be required to perform under the contract. The fair value related to derivatives that the Firm deems to be guarantees were derivative payables of $86 million and

$109 million and derivative receivables of $42 million and $37 million at June 30, 2014, and December 31, 2013, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5.
Loan sales- and securitization-related indemnifications
Mortgage repurchase liability
In connection with the Firm’s mortgage loan sale and securitization activities with the GSEs, as described in Note 15 of this Form 10-Q, and Note 16 of JPMorgan Chase’s 2013 Annual Report, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm has been, and may be, required to repurchase loans and/or indemnify the GSEs (e.g., with “make-whole” payments to reimburse the GSEs for their realized losses on liquidated loans). To the extent that repurchase demands that are received relate to loans that the Firm purchased from third parties that remain viable, the Firm typically will have the right to seek a recovery of related repurchase losses from the third party. Generally, the maximum amount of future payments the Firm would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers (including securitization-related SPEs) plus, in certain circumstances, accrued interest on such loans and certain expense.
For additional information, see Note 29 of JPMorgan Chase’s 2013 Annual Report.

The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.

Summary of changes in mortgage repurchase liability(a)
	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Repurchase liability at beginning of period	$564	$2,674	$681	$2,811
Net realized gains/(losses)(b)	8	(191)	19	(403)
(Benefit)/provision for repurchase(c)	(136)	(7)	(264)	68
Repurchase liability at end of period	$436	$2,476	$436	$2,476

(a)
On October 25, 2013, the Firm announced that it had reached a $1.1 billion agreement with the FHFA to resolve, other than certain limited types of exposures, outstanding and future mortgage repurchase demands associated with loans sold to the GSEs from 2000 to 2008.

(b)
Presented net of third-party recoveries and include principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. Make-whole settlements were $1 million and $133 million for the three months ended June 30, 2014 and 2013, respectively and $3 million and $254 million for the six months ended June 30, 2014 and 2013, respectively.

(c)
Included a provision related to new loan sales of $1 million and $6 million for the three months ended June 30, 2014 and 2013, respectively, and $2 million and $14 million for the six months ended June 30, 2014 and 2013, respectively.

Private label securitizations
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves.
For additional information regarding litigation, see Note 23 of this Form 10-Q and Note 31 of JPMorgan Chase’s 2013 Annual Report.
Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At June 30, 2014, and December 31, 2013, the unpaid principal balance of loans sold with recourse totaled $6.8 billion and $7.7 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, was $115 million and $131 million at June 30, 2014, and December 31, 2013, respectively.

Note 22 – Pledged assets and collateral
For a discussion of the Firm’s pledged assets and collateral, see Note 30 of JPMorgan Chase’s 2013 Annual Report.
Pledged assets
At June 30, 2014, financial assets were pledged to maintain potential borrowing capacity with central banks and for other purposes, including to secure borrowings and public deposits, and to collateralize repurchase and other securities financing agreements. Certain of these pledged assets may be sold or repledged by the secured parties and are identified as financial assets owned (pledged to various parties) on the Consolidated Balance Sheets. At June 30, 2014, and December 31, 2013, the Firm had pledged assets of $269.0 billion and $251.3 billion, respectively, at Federal Reserve Banks and FHLBs. In addition, as of June 30, 2014, and December 31, 2013, the Firm had pledged $53.9 billion and $60.6 billion, respectively, of financial assets it owns that may not be sold or repledged by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 15 for additional information on assets and liabilities of consolidated VIEs. For additional information on the Firm’s securities financing activities, see Note 12. For additional information on the Firm’s long-term debt, see Note 21 of JPMorgan Chase’s 2013 Annual Report.
Collateral
At June 30, 2014 and December 31, 2013, the Firm had accepted financial assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of approximately $777.3 billion and $726.7 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, approximately $586.6 billion and $543.5 billion, respectively, were sold or repledged, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales and to collateralize deposits and derivative agreements.

Note 23 – Litigation
Contingencies
As of June 30, 2014, the Firm and its subsidiaries are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $4.6 billion at June 30, 2014. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm is involved, taking into account the Firm’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Firm does not believe that an estimate can currently be made. The Firm’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in many such proceedings of multiple defendants (including the Firm) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Firm’s estimate will change from time to time, and actual losses may vary.
Set forth below are descriptions of the Firm’s material legal proceedings.
CIO Investigations and Litigation. The Firm has been sued in a consolidated shareholder purported class action, a consolidated purported class action brought under the Employee Retirement Income Security Act (“ERISA”) and shareholder derivative actions brought in Delaware state court and in New York federal and state court relating to 2012 losses in the synthetic credit portfolio managed by the Firm’s Chief Investment Office (“CIO”). Plaintiffs in two of the shareholder derivative actions and the ERISA action have appealed the dismissal of their claims. The Firm also continues to cooperate with ongoing government investigations.
Credit Default Swaps Investigations and Litigation. In July 2013, the European Commission (the “EC”) filed a Statement of Objections against the Firm (including various subsidiaries) and other industry members in connection with its ongoing investigation into the credit default swaps (“CDS”) marketplace. The EC asserts that between 2006 and 2009, a number of investment banks acted collectively through the International Swaps and Derivatives Association (“ISDA”) and Markit Group Limited (“Markit”) to foreclose exchanges from the potential market for exchange-traded credit derivatives. The Firm submitted a response to the Statement of Objections in January 2014, and the EC held a hearing in May 2014. The U.S. Department of Justice (the “DOJ”) also has an ongoing investigation into the CDS marketplace, which was initiated in July 2009.
Separately, the Firm and other industry members are defendants in nine purported class actions (all consolidated in the United States District Court for the Southern District of New York) filed on behalf of purchasers and sellers of CDS and asserting federal antitrust law claims. Each of the complaints refers to the ongoing investigations by the EC and DOJ into the CDS market, and alleges that the defendant investment banks and dealers, including the Firm, as well as Markit and/or ISDA, collectively prevented new entrants into the CDS market. Defendants moved to dismiss in May 2014.
Foreign Exchange Investigations and Litigation. The Firm has received information requests, document production notices and related inquiries from various U.S. and non-U.S. government authorities regarding the Firm’s foreign exchange trading business. The Firm is responding to and continuing to cooperate with the relevant authorities.
Since November 2013, a number of class actions have been filed in the United States District Court for the Southern District of New York against a number of foreign exchange dealers, including the Firm, for alleged violations of federal and state antitrust laws and unjust enrichment based on an alleged conspiracy to manipulate foreign exchange rates reported on the WM/Reuters service. In March 2014, plaintiffs filed a consolidated amended class action complaint, which defendants moved to dismiss in May 2014.
Interchange Litigation. A group of merchants and retail associations filed a series of class action complaints alleging that Visa and MasterCard, as well as certain banks, conspired to set the price of credit and debit card interchange fees, enacted respective rules in violation of antitrust laws, and engaged in tying/bundling and exclusive dealing. The parties have entered into an agreement to settle the cases, for a cash payment of $6.1 billion to the class plaintiffs (of which the Firm’s share is approximately 20%) and an amount equal to ten basis points of credit card interchange for a period of eight months to be measured from a date within 60 days of the end of the opt-out period. The agreement also provides for modifications to each credit card network’s rules, including those that prohibit surcharging credit card transactions. In December 2013, the Court issued a decision granting final approval of the settlement. A number of merchants have appealed. Certain merchants that opted out of the class settlement have filed actions against Visa and MasterCard, as well as against the Firm and other banks, which are subject to pending motions to dismiss.
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
Four current and former JPMorgan Chase employees and JPMorgan Chase Bank, N.A. (as well as other individuals and three other banks) were directed by a criminal judge to participate in a trial that started in May 2010. As it relates to JPMorgan Chase individuals, two were acquitted and two were found guilty of aggravated fraud with sanctions of prison sentences, fines and a ban from dealing with Italian public bodies for one year. JPMorgan Chase (along with other banks involved) was found liable for breaches of Italian administrative law. JPMorgan Chase and the individuals appealed, and the Court fully acquitted JPMorgan Chase Bank, N.A. and its employees, stating that there was no case to answer. The deadline to file an appeal to the Italian Supreme Court has passed without an appeal being filed.
Parmalat. In 2003, following the bankruptcy of the Parmalat group of companies (“Parmalat”), criminal prosecutors in Italy investigated the activities of Parmalat, its directors and the financial institutions that had dealings with them following the collapse of the company. In March 2012, the criminal prosecutor served a notice indicating an intention to pursue criminal proceedings against four former employees of the Firm (but not against the Firm) on charges of conspiracy to cause Parmalat’s insolvency by underwriting bonds and continuing derivatives trading when Parmalat’s balance sheet was false. A preliminary hearing, in which the judge will determine whether to recommend that the matter go to a full trial, is ongoing.
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
The Firm has filed counterclaims against LBHI alleging that LBHI fraudulently induced the Firm to make large clearing advances to Lehman against inappropriate collateral, which left the Firm with more than $25 billion in claims (the “Clearing Claims”) against the estate of Lehman Brothers Inc., LBHI’s broker-dealer subsidiary. Discovery is ongoing.
LBHI and the Committee have filed an objection to the claims asserted by JPMorgan Chase Bank, N.A. against LBHI with respect to the Clearing Claims, principally on the grounds that the Firm had not conducted the sale of the securities collateral held for such claims in a commercially reasonable manner.
LBHI and several of its subsidiaries that had been Chapter 11 debtors have also filed a separate complaint and objection to derivatives claims asserted by the Firm alleging that the amount of the derivatives claims had been overstated and challenging certain set-offs taken by JPMorgan Chase entities to recover on the claims. The Firm responded to this separate complaint and objection in February 2013. The Clearing Claims and the derivatives claims, together with other claims of the Firm against Lehman entities, have been paid in full, subject to the outcome of the objections filed by LBHI and the Committee. Discovery in both cases is ongoing.
LIBOR and Other Benchmark Rate Investigations and Litigation. JPMorgan Chase has received subpoenas and requests for documents and, in some cases, interviews, from federal and state agencies and entities, including the DOJ, the Commodity Futures Trading Commission (the “CFTC”), the Securities and Exchange Commission (the “SEC”) and various state attorneys general, as well as the EC, the U.K. Financial Conduct Authority (the “FCA”), Canadian Competition Bureau, Swiss Competition Commission and other regulatory authorities and banking associations around the world relating primarily to the process by which interest rates were submitted to the British Bankers Association (“BBA”) in connection with the setting of the BBA’s London Interbank Offered Rate (“LIBOR”) for various currencies, principally in 2007 and 2008. Some of the inquiries also relate to similar processes by which information on rates is submitted to the European Banking Federation (“EBF”) in connection with the setting of the EBF’s Euro Interbank Offered Rates (“EURIBOR”) and to the Japanese Bankers’ Association for the setting of Tokyo Interbank Offered Rates (“TIBOR”) as well as to other processes for the setting of other reference rates in various parts of the world during similar time periods. The Firm is responding to and continuing to cooperate with these inquiries. In December 2013, JPMorgan Chase reached a settlement with the EC regarding its Japanese Yen LIBOR investigation and agreed to pay a fine of €80 million. Investigations by the EC with regard to other reference rates remain open. In May 2014, the EC issued a Statement of Objections outlining its case against the Firm (and others) as to EURIBOR. The Firm will file a response. In January 2014, the Canadian Competition Bureau announced that it has discontinued its investigation related to Yen LIBOR.
In addition, the Firm has been named as a defendant along with other banks in a series of individual and class actions filed in various United States District Courts, in which plaintiffs make varying allegations that in various periods, starting in 2000 or later, defendants either individually or collectively manipulated the U.S. dollar LIBOR, Yen LIBOR, Euroyen TIBOR and/or EURIBOR rates by submitting rates that were artificially low or high. Plaintiffs allege that they transacted in loans, derivatives or other financial instruments whose values are impacted by changes in U.S. dollar LIBOR, Yen LIBOR, Euroyen TIBOR or EURIBOR and assert a variety of claims including antitrust claims seeking treble damages.
The U.S. dollar LIBOR-related purported class actions have been consolidated for pre-trial purposes in the United States District Court for the Southern District of New York. In March 2013, the Court granted in part and denied in part the defendants’ motions to dismiss the claims in three lead class actions, including dismissal with prejudice of the antitrust claims, and the United States Court of Appeals for the Second Circuit dismissed the appeals for lack of jurisdiction. In September 2013, class plaintiffs in two of the three lead class actions filed amended complaints and others sought leave to amend their complaints to add additional allegations. Defendants moved to dismiss the amended complaints and opposed the requests to amend. In June 2014, the Court issued a further order granting in part and denying in part defendants’ motions to dismiss the remaining claims. In relation to the Firm, the Court has permitted certain claims under the Commodity Exchange Act and common law claims to proceed. With respect to the third lead class action, which the Court dismissed in its entirety, after plaintiff’s appeal was dismissed by the Second Circuit, plaintiff sought and obtained leave to appeal to the U.S. Supreme Court on the question whether its appeal could proceed before final resolution of the other consolidated class actions. To date, the other U.S. dollar LIBOR cases have been stayed.
The purported class action alleging manipulation of Euroyen TIBOR and Yen LIBOR was filed in the United States District Court for the Southern District of New York on behalf of plaintiffs who purchased or sold exchange-traded Euroyen futures and options contracts. In March 2014, the Court granted in part and denied in part the defendants’ motions to dismiss including dismissal of plaintiff’s antitrust and unjust enrichment claims. Defendants have filed motions to reconsider, seeking dismissal of the remaining claims. Plaintiff filed a motion for leave to further amend the complaint to add additional parties and claims.
In March 2014, the Firm was added as a defendant in a putative class action pending in the United States District Court for the Southern District of New York relating to the interest rate benchmark EURIBOR.
The Firm was also named as a nominal defendant in a derivative action in the Supreme Court of New York in the County of New York against certain current and former members of the Firm’s board of directors for alleged breach of fiduciary duty in connection with the Firm’s purported role in manipulating LIBOR. In March 2014, the Court granted the defendants’ motion to dismiss and plaintiff did not appeal this decision.
Madoff Litigation and Investigations. Settlements with the court-appointed trustee (the “Trustee”) for Bernard L. Madoff Investment Securities LLC (“BLMIS”) and with plaintiffs representing a class of former BLMIS customers who lost all or a portion of their principal investments with BLMIS have now been approved. Certain customers have opted out of the class action settlement.
Various subsidiaries of the Firm, including J.P. Morgan Securities plc, have been named as defendants in lawsuits filed in Bankruptcy Court in New York arising out of the liquidation proceedings of Fairfield Sentry Limited and Fairfield Sigma Limited (together, “Fairfield”), so-called Madoff feeder funds. These actions seek to recover payments made by the funds to defendants totaling approximately $155 million. All but two of these actions have been dismissed.
In addition, a purported class action was brought by investors in certain feeder funds against JPMorgan Chase in the United States District Court for the Southern District of New York, as was a motion by separate potential class plaintiffs to add claims against the Firm and certain subsidiaries to an already pending purported class action in the same court. The allegations in these complaints largely track those raised by the Trustee. The Court dismissed these complaints and plaintiffs have appealed. In September 2013, the United States Court of Appeals for the Second Circuit affirmed the District Court’s decision. The plaintiffs then petitioned the entire Court for a rehearing of the appeal, and in May 2014 the Court denied the petition.
The Firm is a defendant in five other Madoff-related investor actions pending in New York state court. The allegations in all of these actions are essentially identical, and involve claims against the Firm for, among other things, aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. The Firm has moved to dismiss these actions. In May 2014, the parties submitted briefs on the res judicata effect of the class action settlement and a decision is pending.
A purported class action has been filed in the United States District Court for the District of New Jersey by investors who were net winners (i.e., Madoff customers who had taken more money out of their accounts than had been invested)

in Madoff’s Ponzi scheme and were not included in the class action settlement. These plaintiffs allege violations of the federal securities law, federal and state racketeering statutes and multiple common law claims including breach of trust, aiding and abetting embezzlement, unjust enrichment, conversion and commercial bad faith. The complaint seeks compensatory damages in the amount of the last statement balance for each plaintiff and punitive damages. A similar action has been filed in the United States District Court for the Middle District of Florida (the “Florida Action”), although it is not styled as a class action, and the plaintiffs, in addition to net winners, include a small number of net loser opt-outs. Plaintiffs filed an amended complaint in the Florida Action which includes only net winners, includes a claim pursuant to a Florida statute and dismisses three common law claims that were included in the earlier complaint.
Three shareholder derivative actions have also been filed in New York federal and state court against the Firm, as nominal defendant, and certain of its current and former Board members, alleging breach of fiduciary duty in connection with the Firm’s relationship with Bernard Madoff and the alleged failure to maintain effective internal controls to detect fraudulent transactions. The actions seek declaratory relief and damages. In July 2014, the federal court granted defendants’ motions to dismiss two of the actions and defendants have filed a motion to dismiss the remaining state court action.
MF Global. J.P. Morgan Securities LLC has been named as one of several defendants in a number of purported class actions filed by purchasers of MF Global’s publicly traded securities asserting violations of federal securities laws and alleging that the offering documents contained materially false and misleading statements and omissions regarding MF Global. The Firm also has responded to inquiries from the CFTC relating to the Firm’s banking and other business relationships with MF Global, including as a depository for MF Global’s customer segregated accounts.
Mortgage-Backed Securities and Repurchase Litigation and Related Regulatory Investigations. JPMorgan Chase and affiliates (together, “JPMC”), Bear Stearns and affiliates (together, “Bear Stearns”) and certain Washington Mutual affiliates (together, “Washington Mutual”) have been named as defendants in a number of cases in their various roles in offerings of mortgage-backed securities (“MBS”). These cases include purported class action suits on behalf of MBS purchasers, actions by individual MBS purchasers and actions by monoline insurance companies that guaranteed payments of principal and interest for particular tranches of MBS offerings. Following the settlements referred to under “Repurchase Litigation” and “Government Enforcement Investigations and Litigation” below, there are currently pending and tolled investor and monoline insurer claims involving MBS with an original principal balance of approximately $48 billion, of which $42 billion involves JPMC, Bear Stearns or Washington Mutual as issuer and $6 billion involves JPMC, Bear Stearns or Washington Mutual solely as underwriter. The Firm and certain of its current and former officers and Board members have also been sued in shareholder derivative actions relating to the Firm’s MBS activities, and trustees have asserted or have threatened to assert claims that loans in securitization trusts should be repurchased.
Issuer Litigation – Class Actions. Three purported class actions were brought against JPMC and Bear Stearns as MBS issuers (and, in some cases, also as underwriters of their own MBS offerings) in the United States District Courts for the Eastern and Southern Districts of New York. The Firm has reached an agreement to settle one of these purported class actions, pending in the United States District Court for the Eastern District of New York. That settlement has received final court approval. Motions to dismiss have largely been denied in the remaining two cases pending in the United States District Court for the Southern District of New York, which are in various stages of litigation.
Issuer Litigation – Individual Purchaser Actions. In addition to class actions, the Firm is defending individual actions brought against JPMC, Bear Stearns and Washington Mutual as MBS issuers (and, in some cases, also as underwriters of their own MBS offerings). These actions are pending in federal and state courts across the United States and are in various stages of litigation.
Monoline Insurer Litigation. The Firm is defending two pending actions relating to a monoline insurer’s guarantees of principal and interest on certain classes of 11 different Bear Stearns MBS offerings. These actions are pending in state court in New York and are in various stages of litigation.
Underwriter Actions. In actions against the Firm solely as an underwriter of other issuers’ MBS offerings, the Firm has contractual rights to indemnification from the issuers. However, those indemnity rights may prove effectively unenforceable in various situations, such as where the issuers are now defunct. There are currently such actions pending against the Firm in federal and state courts in various stages of litigation.
Repurchase Litigation. The Firm is defending a number of actions brought by trustees or master servicers of various MBS trusts and others on behalf of purchasers of securities issued by those trusts. These cases generally allege breaches of various representations and warranties regarding securitized loans and seek repurchase of those loans or equivalent monetary relief, as well as indemnification of attorneys’ fees and costs and other remedies. Deutsche Bank National Trust Company, acting as trustee for various MBS trusts, has filed such a suit against JPMorgan Chase Bank, N.A., Washington Mutual and the Federal Deposit Insurance Corporation (the “FDIC”) in connection with a significant number of MBS issued by Washington Mutual; that case is described in the Washington Mutual Litigations section below. Other repurchase actions, each specific to one or more MBS transactions issued by JPMC and/or Bear Stearns, are in various stages of litigation.

In addition, the Firm received threatened litigation demands by securitization trustees, as well as demands by investors directing trustees to investigate claims or bring litigation, which allege obligations to repurchase loans and to address servicing deficiencies. These include but are not limited to a demand from a law firm, as counsel to a group of 21 institutional MBS investors, to various trustees to investigate potential repurchase and servicing claims. These investors purported to have 25% or more of the voting rights in trusts sponsored by the Firm or its affiliates with an original principal balance of more than $174 billion (excluding 52 trusts sponsored by Washington Mutual, with an original principal balance of more than $58 billion). Pursuant to a settlement agreement, JPMC and this investor group have made a binding offer to the trustees of MBS issued by JPMC and Bear Stearns providing for the payment of $4.5 billion and the implementation of certain servicing changes by JPMC, to resolve all repurchase and servicing claims that have been asserted or could have been asserted with respect to the 330 MBS trusts. The offer, which is subject to acceptance by the trustees, and potentially a judicial approval process, does not resolve claims relating to Washington Mutual MBS. On August 1, 2014, the trustees announced their determination to accept the offer in whole or in part for 310 of the 330 MBS trusts and to proceed with seeking judicial approval of such acceptance. The trustees rejected the settlement offer in whole or in part for six trusts that are subject to pending monoline insurer or repurchase litigation, and received a 60-day extension to solicit investor direction on whether the offer should be accepted for an additional 14 trusts and for certain loan groups in 13 trusts for which the offer was accepted in part on August 1, 2014.
There are additional repurchase and servicing claims made against trustees not affiliated with the Firm but involving trusts that the Firm sponsored.
Derivative Actions. Shareholder derivative actions relating to the Firm’s MBS activities have been filed against the Firm, as nominal defendant, and certain of its current and former officers and members of its Board of Directors, in New York state court and California federal court. Two of the New York actions have been dismissed and defendants have filed, or intend to file, motions to dismiss the remaining actions.
Government Enforcement Investigations and Litigation. The Firm is responding to an ongoing investigation being conducted by the Criminal Division of the United States Attorney’s Office for the Eastern District of California relating to MBS offerings securitized and sold by the Firm and its subsidiaries. The Firm has also received other subpoenas and informal requests for information from federal and state authorities concerning the issuance and underwriting of MBS-related matters. The Firm continues to respond to these MBS-related regulatory inquiries.
In addition, the Firm is responding to and continuing to cooperate with requests for information from the U.S. Attorney’s Office for the District of Connecticut, subpoenas and requests from the SEC Division of Enforcement, and a request from the Office of the Special Inspector General for the Troubled Asset Relief Program to conduct a review of certain activities, all of which relate to, among other matters, communications with counterparties in connection with certain secondary market trading in residential and commercial MBS.
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
One shareholder derivative action has been filed in New York Supreme Court against the Firm’s Board of Directors alleging that the Board failed to exercise adequate oversight as to wrongful conduct by the Firm regarding mortgage servicing. In June 2014, defendants filed a motion to dismiss, which is pending.
The Civil Division of the United States Attorney’s Office for the Southern District of New York is conducting an investigation concerning the Firm’s compliance with the Fair Housing Act (“FHA”) and Equal Credit Opportunity Act (“ECOA”) in connection with its mortgage lending practices. In addition, three municipalities have commenced litigation against the Firm alleging violations of the FHA and ECOA and seeking damages in the form of lost tax revenue and increased municipal costs associated with foreclosed properties. A motion to dismiss has been filed in one of the actions.
JPMorgan Chase Bank, N.A. is responding to inquiries by the Executive Office of the U.S. Bankruptcy Trustee and various regional U.S. Bankruptcy Trustees relating to mortgage payment change notices and escrow statements in bankruptcy proceedings.
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
Power Matters. The United States Attorney’s Office for the Southern District of New York is investigating matters relating to the bidding activities that were the subject of the July 2013 settlement between J.P. Morgan Ventures Energy Corp. and the Federal Energy Regulatory Commission. The Firm is responding to and cooperating with the investigation.
Referral Hiring Practices Investigations. Various regulators are investigating, among other things, the Firm’s compliance with the Foreign Corrupt Practices Act and other laws with respect to the Firm’s hiring practices related to candidates referred by clients, potential clients and government officials, and its engagement of consultants in the Asia Pacific region. The Firm is responding to and continuing to cooperate with these investigations.
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
Washington Mutual Litigations. Proceedings related to Washington Mutual’s failure are pending before the United States District Court for the District of Columbia and include a lawsuit brought by Deutsche Bank National Trust Company, initially against the FDIC and amended to include JPMorgan Chase Bank, N.A. as a defendant, asserting an estimated $6 billion to $10 billion in damages based upon alleged breach of various mortgage securitization agreements and alleged violation of certain representations and warranties given by certain Washington Mutual affiliates in connection with those securitization agreements. The case includes assertions that JPMorgan Chase may have assumed liabilities for the alleged breaches of representations and warranties in the mortgage securitization agreements. The District Court denied as premature motions by JPMorgan Chase and the FDIC that sought a ruling on whether the FDIC retained liability for Deutsche Bank’s claims. The defendants have filed additional motions as to that issue.
An action filed by certain holders of Washington Mutual Bank debt against JPMorgan Chase, which alleges that JPMorgan Chase acquired substantially all of the assets of Washington Mutual Bank from the FDIC at a price that was allegedly too low, remains pending. JPMorgan Chase and the FDIC moved to dismiss this action and the District Court dismissed the case except as to the plaintiffs’ claim that JPMorgan Chase tortiously interfered with the plaintiffs’ bond contracts with Washington Mutual Bank prior to its closure. Discovery is ongoing.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm incurred legal expense of $669 million and $678 million during the three months ended June 30, 2014 and 2013, respectively, and $707 million and $1.0 billion during the six months ended June 30, 2014 and 2013, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 24 – Business segments
The Firm is managed on a line of business basis. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on page 19 of this Form
10-Q, and pages 84–85 and Note 33 of JPMorgan Chase’s 2013 Annual Report.

Segment results
The accompanying tables provide a summary of the Firm’s segment results for the three and six months ended June 30, 2014 and 2013, on a managed basis. Total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a fully taxable-equivalent (“FTE”) basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit).
Effective January 1, 2014, the Firm revised the capital allocated to certain businesses and will continue to assess the level of capital required for each line of business, as well as the assumptions and methodologies used to allocate capital to the business segments. Further refinements may be implemented in future periods.

Segment results and reconciliation(a)
As of or for the three months ended June 30, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset Management
	2014	2013	2014	2013	2014	2013	2014	2013
Noninterest revenue	$4,468	$4,921	$6,531	$7,171	$577	$551	$2,380	$2,156
Net interest income	6,963	7,094	2,460	2,705	1,124	1,177	576	569
Total net revenue	11,431	12,015	8,991	9,876	1,701	1,728	2,956	2,725
Provision for credit losses	852	(19)	(84)	(6)	(67)	44	1	23
Noninterest expense	6,456	6,864	6,058	5,742	675	652	2,062	1,892
Income/(loss) before income tax expense/(benefit)	4,123	5,170	3,017	4,140	1,093	1,032	893	810
Income tax expense/(benefit)	1,680	2,081	1,054	1,302	435	411	341	310
Net income/(loss)	$2,443	$3,089	$1,963	$2,838	$658	$621	$552	$500
Average common equity	$51,000	$46,000	$61,000	$56,500	$14,000	$13,500	$9,000	$9,000
Total assets	447,277	460,642	873,288	873,527	192,523	184,124	128,362	115,157
Return on average common equity	19%	27%	13%	20%	19%	18%	25%	22%
Overhead ratio	56	57	67	58	40	38	70	69

As of or for the three months ended June 30, (in millions, except ratios)	Corporate/Private Equity		Reconciling Items(b)		Total
	2014	2013	2014	2013	2014	2013
Noninterest revenue	$351	$290	$(651)	$(582)	$13,656	$14,507
Net interest income	(81)	(676)	(244)	(165)	10,798	10,704
Total net revenue	270	(386)	(895)	(747)	24,454	25,211
Provision for credit losses	(10)	5	—	—	692	47
Noninterest expense	180	716	—	—	15,431	15,866
Income/(loss) before income tax expense/(benefit)	100	(1,107)	(895)	(747)	8,331	9,298
Income tax expense/(benefit)	(269)	(555)	(895)	(747)	2,346	2,802
Net income/(loss)	$369	$(552)	$—	$—	$5,985	$6,496
Average common equity	$71,159	$72,283	$—	$—	$206,159	$197,283
Total assets	878,886	806,044	NA	NA	2,520,336	2,439,494
Return on average common equity	NM	NM	NM	NM	11%	13%
Overhead ratio	NM	NM	NM	NM	63	63

Segment results and reconciliation(a)
As of or for the six months ended June 30, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset Management
	2014	2013	2014	2013	2014	2013	2014	2013
Noninterest revenue	$7,902	$9,327	$12,767	$14,528	$1,135	$1,086	$4,598	$4,250
Net interest income	13,989	14,303	4,830	5,488	2,217	2,315	1,136	1,128
Total net revenue	21,891	23,630	17,597	20,016	3,352	3,401	5,734	5,378
Provision for credit losses	1,668	530	(35)	5	(62)	83	(8)	44
Noninterest expense	12,893	13,654	11,662	11,853	1,361	1,296	4,137	3,768
Income/(loss) before income tax expense/(benefit)	7,330	9,446	5,970	8,158	2,053	2,022	1,605	1,566
Income tax expense/(benefit)	2,951	3,771	2,028	2,710	817	805	612	579
Net income/(loss)	$4,379	$5,675	$3,942	$5,448	$1,236	$1,217	$993	$987
Average common equity	$51,000	$46,000	$61,000	$56,500	$14,000	$13,500	$9,000	$9,000
Total assets	447,277	460,642	873,288	873,527	192,523	184,124	128,362	115,157
Return on average common equity	17%	25%	13%	19%	18%	18%	22%	22%
Overhead ratio	59	58	66	59	41	38	72	70

As of or for the six months ended June 30, (in millions, except ratios)	Corporate/Private Equity		Reconciling Items(b)		Total
	2014	2013	2014	2013	2014	2013
Noninterest revenue	$875	$651	$(1,295)	$(1,146)	$25,982	$28,696
Net interest income	(237)	(1,270)	(470)	(327)	21,465	21,637
Total net revenue	638	(619)	(1,765)	(1,473)	47,447	50,333
Provision for credit losses	(21)	2	—	—	1,542	664
Noninterest expense	14	718	—	—	30,067	31,289
Income/(loss) before income tax expense/(benefit)	645	(1,339)	(1,765)	(1,473)	15,838	18,380
Income tax expense/(benefit)	(64)	(1,037)	(1,765)	(1,473)	4,579	5,355
Net income/(loss)	$709	$(302)	$—	$—	$11,259	$13,025
Average common equity	$68,989	$71,016	$—	$—	$203,989	$196,016
Total assets	878,886	806,044	NA	NA	2,520,336	2,439,494
Return on average common equity	NM	NM	NM	NM	11%	13%
Overhead ratio	NM	NM	NM	NM	63	62

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of JPMorgan Chase & Co.:
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of June 30, 2014, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2014 and June 30, 2013, and the consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2014 and June 30, 2013, included in the Firm’s Quarterly Report on Form 10-Q for the period ended June 30, 2014. These interim financial statements are the responsibility of the Firm’s management.
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

August 4, 2014

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended June 30, 2014				Three months ended June 30, 2013
	Average balance	Interest(d)	Rate (annualized)		Average balance	Interest(d)		Rate (annualized)
Assets
Deposits with banks	$334,953	$279	0.33%		$265,821	$222		0.34%
Federal funds sold and securities purchased under resale agreements	237,440	398	0.67		231,972	490		0.85
Securities borrowed(a)	114,905	(131)	(0.46)		115,194	(30)		(0.11)
Trading assets – debt instruments	204,242	1,846	3.62		240,952	2,145	(f)	3.57	(f)
Securities	353,278	2,457	2.79	(e)	359,108	1,882		2.10	(e)
Loans	737,613	8,084	4.40		727,499	8,381		4.62
Other assets(b)	41,514	172	1.66		39,920	147		1.48
Total interest-earning assets	2,023,945	13,105	2.60		1,980,466	13,237	(f)	2.68	(f)
Allowance for loan losses	(15,729)				(20,775)
Cash and due from banks	26,294				39,700
Trading assets – equity instruments	121,184				116,333
Trading assets – derivative receivables	60,830				75,310
Goodwill	48,084				48,078
Other intangible assets:
Mortgage servicing rights	8,298				8,229
Purchased credit card relationships	63				239
Other intangibles	1,354				1,787
Other assets	146,313				150,603
Total assets	$2,420,636				$2,399,970
Liabilities
Interest-bearing deposits	$863,163	$417	0.19%		$810,096	$539		0.27%
Federal funds purchased and securities loaned or sold under repurchase agreements	212,555	160	0.30		264,240	159		0.24
Commercial paper	59,760	34	0.23		54,391	29		0.21
Trading liabilities – debt, short-term and other liabilities(c)	221,001	261	0.48		201,668	254	(f)	0.50	(f)
Beneficial interests issued by consolidated VIEs	47,407	105	0.89		56,742	126		0.89
Long-term debt	271,194	1,086	1.61		270,796	1,261		1.87
Total interest-bearing liabilities	1,675,080	2,063	0.49		1,657,933	2,368	(f)	0.57	(f)
Noninterest-bearing deposits	380,836				363,537
Trading liabilities – equity instruments	15,505				13,737
Trading liabilities – derivative payables	49,487				66,246
All other liabilities, including the allowance for lending-related commitments	77,806				90,139
Total liabilities	2,198,714				2,191,592
Stockholders’ equity
Preferred stock	15,763				11,095
Common stockholders’ equity	206,159				197,283
Total stockholders’ equity	221,922				208,378
Total liabilities and stockholders’ equity	$2,420,636				$2,399,970
Interest rate spread			2.11%					2.11%
Net interest income and net yield on interest-earning assets		$11,042	2.19			$10,869		2.20

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

(e)
For the three months ended June 30, 2014 and 2013, the annualized rates for Securities, based on amortized cost, were 2.85% and 2.16%, respectively; this does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

(f)	Effective January 1, 2014, prior period amounts have been reclassified to conform with the current period presentation.

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Six months ended June 30, 2014				Six months ended June 30, 2013
	Average balance	Interest(d)	Rate (annualized)		Average balance	Interest(d)		Rate (annualized)
Assets
Deposits with banks	$327,085	$535	0.33%		$211,705	$385		0.37%
Federal funds sold and securities purchased under resale agreements	241,395	834	0.70		231,699	1,004		0.87
Securities borrowed(a)	116,556	(219)	(0.38)		117,751	(36)		(0.06)
Trading assets – debt instruments	203,319	3,637	3.61		245,700	4,380	(f)	3.59	(f)
Securities	351,037	4,839	2.78	(e)	363,864	3,869		2.14	(e)
Loans	733,982	16,164	4.44		726,318	16,935		4.70
Other assets(b)	41,472	334	1.62		41,471	227		1.10
Total interest-earning assets	2,014,846	26,124	2.61		1,938,508	26,764	(f)	2.78	(f)
Allowance for loan losses	(15,948)				(21,315)
Cash and due from banks	27,014				43,246
Trading assets – equity instruments	116,878				118,252
Trading assets – derivative receivables	62,814				75,115
Goodwill	48,069				48,123
Other intangible assets:
Mortgage servicing rights	8,760				8,188
Purchased credit card relationships	86				253
Other intangibles	1,397				1,840
Other assets	147,804				149,005
Total assets	$2,411,720				$2,361,215
Liabilities
Interest-bearing deposits	$864,952	$843	0.20%		$799,045	$1,084		0.27%
Federal funds purchased and securities loaned or sold under repurchase agreements	206,769	322	0.31		257,571	326		0.25
Commercial paper	59,224	67	0.23		53,741	55		0.21
Trading liabilities – debt, short-term and other liabilities(c)	217,922	494	0.46		193,293	519	(f)	0.54	(f)
Beneficial interests issued by consolidated VIEs	48,228	210	0.88		58,531	260		0.90
Long-term debt	270,303	2,253	1.68		262,606	2,556		1.96
Total interest-bearing liabilities	1,667,398	4,189	0.51		1,624,787	4,800	(f)	0.60	(f)
Noninterest-bearing deposits	379,187				359,746
Trading liabilities – equity instruments	15,966				13,471
Trading liabilities – derivative payables	51,305				67,458
All other liabilities, including the allowance for lending-related commitments	79,209				89,382
Total liabilities	2,193,065				2,154,844
Stockholders’ equity
Preferred stock	14,666				10,355
Common stockholders’ equity	203,989				196,016
Total stockholders’ equity	218,655				206,371
Total liabilities and stockholders’ equity	$2,411,720				$2,361,215
Interest rate spread			2.10%					2.18%
Net interest income and net yield on interest-earning assets		$21,935	2.20			$21,964		2.28

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

(e)
For the six months ended June 30, 2014 and 2013, the annualized rates for Securities, based on amortized cost, were 2.83% and 2.20%, respectively; this does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

(f)	Effective January 1, 2014, prior period amounts have been reclassified to conform with the current period presentation.

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
Trade-date and settlement-date: For financial instruments, the trade-date is the date that an order to purchase, sell or otherwise acquire an instrument is executed in the market. The trade-date may differ from the settlement-date, which is the date on which the actual transfer of a financial instrument between two parties is executed. The amount of time that passes between the trade-date and the settlement-date differs depending on the financial instrument. For repurchases under the common equity repurchase program, except where the trade-date is specified, the amounts disclosed are presented on a settlement-date basis. In the Capital Management section on pages 74–80, and where otherwise specified, repurchases under the common equity repurchase program are presented on a trade-date basis because the trade-date is used to calculate the Firm’s regulatory capital.
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

Item 3    Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of Management’s discussion and analysis on pages 69–71 of this Form 10-Q and pages 142–148 of JPMorgan Chase’s 2013 Annual Report.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal controls in the future. For further information, see “Management’s report on internal control over financial reporting” on page 182 of JPMorgan Chase’s 2013 Annual Report. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Part II Other Information
Item 1    Legal Proceedings
For information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in the Firm’s 2013 Annual Report on Form 10-K, see the discussion of the Firm’s material litigation in Note 23 of this Form 10-Q.
Item 1A    Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors on pages 9–18 of JPMorgan Chase’s 2013 Annual Report on Form 10-K and Forward-Looking Statements on page 89 of this Form 10-Q.
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2014, there were no shares of common stock of JPMorgan Chase & Co. issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.
Repurchases under the common equity repurchase program
On March 13, 2012, the Board of Directors authorized a $15.0 billion common equity (i.e., common stock and warrants) repurchase program. The amount of equity that may be repurchased by the Firm is also subject to the amount that is set forth in the Firm’s annual capital plan submitted to the Federal Reserve as part of the CCAR process. In conjunction with the Federal Reserve’s release of its 2014 CCAR results, the Firm’s Board of Directors has authorized the Firm to repurchase $6.5 billion of common equity between April 1, 2014, and March 31, 2015. As of June 30, 2014, $5.0 billion (on a trade-date basis) of such repurchase capacity remains. This authorization includes shares repurchased to offset issuances under the Firm’s equity-based compensation plans.
The following table sets forth the Firm’s repurchases of common equity for the three and six months ended June 30, 2014 and 2013, on a trade-date basis. As of June 30,

2014, $6.8 billion (on a trade-date basis) of authorized capacity remained under the $15.0 billion repurchase program. There were no warrants repurchased during the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Total shares of common stock repurchased	26	24	33	78
Aggregate common stock repurchases	$1,462	$1,201	$1,862	$3,801
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

Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during the six months ended June 30, 2014, were as follows.

Six months ended June 30, 2014	Total shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate repurchases of common equity (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(b)
First quarter	6,733,494	$57.31	$386	$8,258
April	1,987,971	57.33	114	8,144
May	12,470,413	54.11	675	7,469
June	10,310,877	56.90	586	6,883
Second quarter	24,769,261	55.53	1,375	6,883
Year-to-date	31,502,755	$55.91	$1,761	$6,883

(a)	Excludes commissions cost.

(b)	The amount authorized by the Board of Directors excludes commissions cost.

Repurchases under the stock-based incentive plans
Participants in the Firm’s stock-based incentive plans may have shares of common stock withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s repurchase program. Shares repurchased pursuant to these plans during the six months ended June 30, 2014, were as follows. There were no repurchases during the three months ended June 30, 2014.

Six months ended June 30, 2014	Total shares of common stock repurchased	Average price paid per share of common stock
First quarter	1,245	$57.99
Second quarter	—	—
Year-to-date	1,245	$57.99

Item 3    Defaults Upon Senior Securities
None.
Item 4    Mine Safety Disclosure
Not applicable.
Item 5    Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this report, the Firm is not aware of any other activity, transaction or dealing by any of its affiliates during the three months ended June 30, 2014 that requires disclosure under Section 219.
Carlson Wagonlit Travel (“CWT”), a business travel management firm in which JPMorgan Chase has invested through its merchant banking activities, may be deemed to be an affiliate of the Firm, as that term is defined in Exchange Act Rule 12b-2. CWT has informed the Firm that, during the three months ended June 30, 2014, it booked approximately 2 flights (of the approximately 15 million transactions it booked during the period) to Iran on Iran Air for passengers, including employees of foreign governments and/or non-governmental organizations. All of such flights originated outside of the United States from countries that permit travel to Iran, and none of such passengers were persons designated under Executive Orders 13224 or 13382 or were employees of foreign governments that are targets of U.S. sanctions. CWT and the Firm believe that this activity is permissible pursuant to certain exemptions from U.S. sanctions for travel-related transactions under the International Emergency Economic

Powers Act, as amended. CWT had approximately $5,000 in gross revenues attributable to these transactions. CWT has informed the Firm that it intends to continue to engage in this activity so long as such activity is permitted under U.S. law.
Item 6    Exhibits

10.1	Terms and Conditions of Fixed Allowance (UK)(a)(b)
15	Letter re: Unaudited Interim Financial Information(b)
31.1	Certification(b)
31.2	Certification(b)
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(c)
101.INS XBRL	Instance Document(b)(d)
101.SCH XBRL	Taxonomy Extension Schema Document(b)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document(b)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document(b)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document(b)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document(b)

(a)	This exhibit is a management contract or compensatory plan or arrangement.

(b)	Filed herewith.

(c)
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(d)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and six months ended June 30, 2014 and 2013, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated balance sheets (unaudited) as of June 30, 2014, and December 31, 2013, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the six months ended June 30, 2014 and 2013, (v) the Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Mark W. O’Donovan
Mark W. O’Donovan
Managing Director and Corporate Controller
(Principal Accounting Officer)

Date:	August 4, 2014

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Terms and Conditions of Fixed Allowance (UK)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification

31.2	Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.