Form 10-Q
period 2014-09-30
JPMORGAN CHASE & CO
filed 2014-11-03
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended	Commission file
September 30, 2014	number 1-5805

JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Number of shares of common stock outstanding as of September 30, 2014: 3,738,188,746

FORM 10-Q
TABLE OF CONTENTS

Part I - Financial information		Page
Item 1	Consolidated Financial Statements – JPMorgan Chase & Co.:
	Consolidated statements of income (unaudited) for the three and nine months ended September 30, 2014 and 2013	90
	Consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2014 and 2013	91
	Consolidated balance sheets (unaudited) at September 30, 2014, and December 31, 2013	92
	Consolidated statements of changes in stockholders’ equity (unaudited) for the nine months ended September 30, 2014 and 2013	93
	Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2014 and 2013	94
	Notes to Consolidated Financial Statements (unaudited)	95
	Report of Independent Registered Public Accounting Firm	179
	Consolidated Average Balance Sheets, Interest and Rates (unaudited) for the three and nine months ended September 30, 2014 and 2013	180
	Glossary of Terms and Line of Business Metrics	182
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
	Consolidated Financial Highlights	3
	Introduction	4
	Executive Overview	5
	Consolidated Results of Operations	8
	Consolidated Balance Sheets Analysis	11
	Off-Balance Sheet Arrangements	13
	Consolidated Cash Flows Analysis	14
	Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures	15
	Business Segment Results	17
	Enterprise-Wide Risk Management	48
	Credit Risk Management	49
	Market Risk Management	67
	Country Risk Management	70
	Operational Risk Management	71
	Capital Management	73
	Liquidity Risk Management	80
	Supervision and Regulation	84
	Critical Accounting Estimates Used by the Firm	85
	Accounting and Reporting Developments	88
	Forward-Looking Statements	89
Item 3	Quantitative and Qualitative Disclosures About Market Risk	187
Item 4	Controls and Procedures	187
Part II - Other information
Item 1	Legal Proceedings	188
Item 1A	Risk Factors	188
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	188
Item 3	Defaults Upon Senior Securities	190
Item 4	Mine Safety Disclosure	190
Item 5	Other Information	190
Item 6	Exhibits	190

JPMorgan Chase & Co.
Consolidated financial highlights

	(unaudited) As of or for the period ended,						Nine months ended September 30,
	(in millions, except per share, ratio, headcount data and where otherwise noted)	3Q14	2Q14	1Q14	4Q13	3Q13	2014	2013
	Selected income statement data
	Total net revenue	$24,246	$24,454	$22,993	$23,156	$23,117	$71,693	$73,450
	Total noninterest expense	15,798	15,431	14,636	15,552	23,626	45,865	54,915
	Pre-provision profit/(loss)	8,448	9,023	8,357	7,604	(509)	25,828	18,535
	Provision for credit losses	757	692	850	104	(543)	2,299	121
	Income before income tax expense	7,691	8,331	7,507	7,500	34	23,529	18,414
	Income tax expense	2,119	2,346	2,233	2,222	414	6,698	5,769
	Net income/(loss)	$5,572	$5,985	$5,274	$5,278	$(380)	$16,831	$12,645
	Earnings per share data
Net income/(loss):	Basic	$1.37	$1.47	$1.29	$1.31	$(0.17)	$4.13	$3.08
	Diluted	1.36	1.46	1.28	1.30	(0.17)	4.10	3.05
Average shares:	Basic	3,755.4	3,780.6	3,787.2	3,762.1	3,767.0	3,774.4	3,789.2
	Diluted	3,788.7	3,812.5	3,823.6	3,797.1	3,767.0	3,808.3	3,820.9
	Market and per common share data
	Market capitalization	225,188	216,725	229,700	219,657	194,312	225,188	194,312
	Common shares at period-end	3,738.2	3,761.3	3,784.7	3,756.1	3,759.2	3,738.2	3,759.2
	Share price(a):
	High	$61.85	$61.29	$61.48	$58.55	$56.93	$61.85	$56.93
	Low	54.96	52.97	54.20	50.25	50.06	52.97	44.20
	Close	60.24	57.62	60.71	58.48	51.69	60.24	51.69
	Book value per share	56.50	55.53	54.05	53.25	52.01	56.50	52.01
	Tangible book value per share (“TBVPS”)(b)	44.13	43.17	41.73	40.81	39.51	44.13	39.51
	Cash dividends declared per share	0.40	0.40	0.38	0.38	0.38	1.18	1.06
	Selected ratios and metrics
	Return on common equity (“ROE”)	10%	11%	10%	10%	(1)%	10%	8%
	Return on tangible common equity (“ROTCE”)(b)	13	14	13	14	(2)	13	11
	Return on assets (“ROA”)	0.90	0.99	0.89	0.87	(0.06)	0.93	0.71
	Overhead ratio	65	63	64	67	102	64	75
	Loans-to-deposits ratio	56	57	57	57	57	56	57
	High quality liquid assets (“HQLA”) (in billions)(c)	$572	$576	$538	$522	$538	$572	$538
	Common equity tier 1 (“CET1”) capital ratio(d)	10.2%	9.8%	10.9%	10.7%	10.5%	10.2%	10.5%
	Tier 1 capital ratio(d)	11.5	11.1	12.1	11.9	11.7	11.5	11.7
	Total capital ratio(d)	12.8	12.5	14.5	14.4	14.3	12.8	14.3
	Tier 1 leverage ratio(d)	7.6	7.6	7.4	7.1	6.9	7.6	6.9
	Selected balance sheet data (period-end)
	Trading assets	$410,657	$392,543	$375,204	$374,664	$383,348	$410,657	$383,348
	Securities(e)	366,358	361,918	351,850	354,003	356,556	366,358	356,556
	Loans	743,257	746,983	730,971	738,418	728,679	743,257	728,679
	Total assets	2,527,005	2,520,336	2,476,986	2,415,689	2,463,309	2,527,005	2,463,309
	Deposits	1,334,534	1,319,751	1,282,705	1,287,765	1,281,102	1,334,534	1,281,102
	Long-term debt(f)	268,721	269,929	274,512	267,889	263,372	268,721	263,372
	Common stockholders’ equity	211,214	208,851	204,572	200,020	195,512	211,214	195,512
	Total stockholders’ equity	231,277	227,314	219,655	211,178	206,670	231,277	206,670
	Headcount	242,388	245,192	246,994	251,196	255,041	242,388	255,041
	Credit quality metrics
	Allowance for credit losses	$15,526	$15,974	$16,485	$16,969	$18,248	$15,526	$18,248
	Allowance for loan losses to total retained loans	2.02%	2.08%	2.20%	2.25%	2.43%	2.02%	2.43%
	Allowance for loan losses to retained loans excluding purchased credit-impaired loans(g)	1.63	1.69	1.75	1.80	1.89	1.63	1.89
	Nonperforming assets	$8,390	$9,017	$9,473	$9,706	$10,380	$8,390	$10,380
	Net charge-offs	1,114	1,158	1,269	1,328	1,346	3,541	4,474
	Net charge-off rate	0.60%	0.64%	0.71%	0.73%	0.74%	0.65%	0.83%

(a)
Share price shown for JPMorgan Chase’s common stock is from the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.

(b)
TBVPS and ROTCE are non-GAAP financial measures. TBVPS represents the Firm’s tangible common equity divided by common shares at period-end. ROTCE measures the Firm’s annualized earnings as a percentage of tangible common equity. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15–16.

(c)
HQLA is the estimated amount of assets that qualify for inclusion in the final U.S. Liquidity Coverage Ratio (“U.S. LCR”) for 3Q14 and in the Basel III Liquidity Coverage Ratio (“Basel III LCR”) for prior periods; for additional information, see HQLA on page 83.

(d)
Basel III Transitional rules became effective on January 1, 2014; prior period data is based on Basel I rules. As of September 30, 2014, and June 30, 2014, the ratios presented are calculated under the Basel III Advanced Transitional Approach. As of March 31, 2014, the ratios presented are calculated under the Basel III Standardized Transitional Approach. CET1 capital under Basel III replaced Tier 1 common capital under Basel I. Prior to Basel III becoming effective on January 1, 2014, Tier 1 common capital under Basel I was a non-GAAP financial measure. See Regulatory capital on pages 73–77 for additional information on Basel III and non-GAAP financial measures of regulatory capital.

(e)
Included held-to-maturity (“HTM”) securities of $48.8 billion, $47.8 billion, $47.3 billion, $24.0 billion and $4.5 billion at September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively.

(f)
Included unsecured long-term debt of $204.7 billion, $205.6 billion, $206.1 billion, $199.4 billion and $199.2 billion at September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively.

(g)	Excludes the impact of residential real estate purchased credit-impaired (“PCI”) loans. For further discussion, see Allowance for credit losses on pages 64–66.

INTRODUCTION
The following is management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) in this Form 10-Q.
This Form 10-Q should be read in conjunction with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission (“2013 Annual Report” or “2013 Form 10-K”), to which reference is hereby made. See the Glossary of terms on pages 182–185 for definitions of terms used throughout this Form 10-Q.
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
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm had $2.5 trillion in assets and $231.3 billion in stockholders’ equity as of September 30, 2014. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national bank with U.S. branches in 23 states, and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national bank that is the Firm’s credit card–issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities LLC (“JPMorgan Securities”), the Firm’s U.S. investment banking firm. The bank and nonbank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. One of the Firm’s principal operating subsidiaries in the United Kingdom (“U.K.”) is J.P. Morgan Securities plc, a subsidiary of JPMorgan Chase Bank, N.A.
JPMorgan Chase’s activities are organized, for management reporting purposes, into four major reportable business segments, as well as a Corporate/Private Equity segment. The Firm’s consumer business is the Consumer & Community Banking (“CCB”) segment. The Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset Management (“AM”) segments comprise the Firm’s wholesale businesses. For a description of the Firm’s business segments, and the products and services they provide to their respective client bases refer to Note 33 of JPMorgan Chase’s 2013 Annual Report.

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Firm and its various lines of business, this Form 10-Q should be read in its entirety.

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended,	Three months ended September 30,			Nine months ended September 30,
(in millions, except per share data and ratios)	2014	2013	Change	2014	2013	Change
Selected income statement data
Total net revenue	$24,246	$23,117	5%	$71,693	$73,450	(2)%
Total noninterest expense	15,798	23,626	(33)	45,865	54,915	(16)
Pre-provision profit	8,448	(509)	NM	25,828	18,535	39
Provision for credit losses	757	(543)	NM	2,299	121	NM
Net income/(loss)	5,572	(380)	NM	16,831	12,645	33
Diluted earnings per share	$1.36	$(0.17)	NM	$4.10	$3.05	34%
Return on common equity	10%	(1)%		10%	8%
Capital ratios(a)
CET1	10.2	10.5		10.2	10.5
Tier 1 capital	11.5	11.7		11.5	11.7

(a)
Basel III Transitional rules became effective on January 1, 2014; prior period data is based on Basel I rules. As of September 30, 2014, the ratios presented are calculated under the Basel III Advanced Transitional Approach. CET1 capital under Basel III replaced Tier 1 common capital under Basel I. Prior to Basel III becoming effective on January 1, 2014, Tier 1 common capital under Basel I was a non-GAAP financial measure. See Regulatory capital on pages 73–77 for additional information on Basel III and non-GAAP financial measures of regulatory capital.

Business Overview
JPMorgan Chase reported third-quarter 2014 net income of $5.6 billion, or $1.36 per share, on net revenue of $24.2 billion. Net income increased by $6.0 billion, to $5.6 billion, in the third quarter of 2014. Return on equity for the quarter was 10%, compared with (1)% for the prior-year quarter.
The Firm delivered strong underlying performance for the quarter. The increase in net income from the third quarter of 2013 was driven by lower noninterest expense and higher net revenue, partially offset by higher provision for credit losses.
Net revenue was $24.2 billion up $1.1 billion, or 5%, compared with the prior year. Noninterest revenue was $13.1 billion, up $797 million, or 6%, compared with the prior year. Net interest income was $11.1 billion, up $332 million, or 3%, compared with the prior year, reflecting lower interest expense, higher investment securities yields and higher loan balances, partially offset by lower loan yields.
The provision for credit losses for the three months ended September 30, 2014 increased from the prior year, reflecting an increase in the consumer provision for credit losses. The increase in the consumer provision for credit losses was the result of a lower benefit from reductions in the consumer allowance for loan losses, partially offset by lower net charge-offs. The current-quarter consumer provision reflected a $200 million reduction in the allowance for loan losses, compared to a $1.6 billion reduction in the prior year. The current-quarter consumer allowance release primarily reflects the continued improvement in home prices and delinquencies in the residential real estate portfolio, the run-off of the student loan portfolio and lower estimated losses in auto loans.
Consumer net charge-offs were $1.1 billion, compared with $1.3 billion in the prior year, resulting in net charge-off rates, excluding PCI loans, of 1.19% and 1.47%, respectively.
The wholesale provision for credit losses reflected a generally favorable credit environment and stable credit quality trends. The wholesale provision for credit losses was a benefit of $140 million, compared with a benefit of $270 million in the prior year. Wholesale net charge-offs were $17 million, compared with $26 million in the prior year, resulting in net charge-rates of 0.02% and 0.03%, respectively.
The Firm’s allowance for loan losses to period-end loans retained, excluding PCI loans, was 1.63%, compared with 1.89% in the prior year. The Firm’s allowance for loan losses to retained nonaccrual loans, excluding PCI loans, was 155%, compared with 140% in the prior year. The Firm’s nonperforming assets totaled $8.4 billion, down from the prior quarter and prior year levels of $9.0 billion and $10.4 billion, respectively.
Noninterest expense was $15.8 billion, down $7.8 billion, or 33%, compared with the prior year, driven by lower legal expense. The current quarter noninterest expense included $1.1 billion of legal expense, compared with $9.3 billion of legal expense in the prior year.
Consumer & Business Banking (“CBB”) average deposits were up 9% and Business Banking loan originations were up 27%. Client investment assets were a record $207.8 billion, up 16%, and credit card sales volume was $119.5 billion, up 12% from the prior year. CIB maintained its #1 ranking for Global Investment Banking fees, and assets under custody were up 8% compared with the prior year. CB period-end loan balances were up 6%, and gross investment banking revenue from CB clients was up 12%. AM reported positive net long-term product flows for the twenty-second consecutive quarter, assets under management up 11% and record average loan balances of $101.4 billion.
Net income during the nine months ended September 30, 2014, was $16.8 billion, or $4.10 per share, compared with $12.6 billion, or $3.05 per share, during the nine months ended September 30, 2013. The increase was primarily driven by a decrease in noninterest expense, partially offset by an increase in provision for credit losses and lower revenue. Net revenue during the nine months of 2014 was $71.7 billion, down $1.8 billion, or 2%, compared with the prior year. Noninterest revenue was $39.1 billion, down $1.9 billion, or 5%, compared with the prior year. Net interest income was $32.6 billion, flat compared with the prior year, reflecting lower interest expense, higher investment securities yields and higher loan balances, partially offset by lower loan yields and lower average interest-earning trading asset balances. The higher provision for credit losses reflected a lower benefit from reductions in the consumer allowance for loan losses, partially offset by lower net charge-offs. The decrease in noninterest expense was driven by lower legal expense.
The Firm maintained its fortress balance sheet, ending the third quarter with estimated Basel III Advanced Fully Phased-in CET1 capital of $163.2 billion and a CET1 capital ratio of 10.1%. The Firm’s supplementary leverage ratio (“SLR”) was 5.5% and the Firm had $572 billion of high quality liquid assets (“HQLA”) as of September 30, 2014. Basel III Advanced Fully Phased-In measures and the SLR under the U.S. final SLR rule are non-GAAP financial measures. These measures are used by management, bank regulators, investors and analysts to assess and monitor the Firm’s capital position. For further discussion of Basel III Advanced Fully Phased-In measures and the SLR under the U.S. final SLR rule, see Regulatory capital on pages 73–77.
JPMorgan Chase continued to support consumers, businesses and communities around the globe. The Firm provided credit and raised capital of $1.6 trillion for commercial and consumer clients during the nine months ended September 30, 2014. This included $15 billion of credit provided to U.S. small businesses and $464 billion of credit provided to corporations. The Firm raised more than $881 billion of capital for clients. In addition, more than $55 billion of credit was provided to, and capital was raised for, nonprofit and government entities, including states, municipalities, hospitals and universities.
For a detailed discussion of results by Line of Business
refer to the Business Segment Results section beginning on page 17.

2014 Business outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 89 of this Form 10-Q and Risk Factors on pages 9-18 of JPMorgan Chase’s 2013 Annual Report. There is no assurance that actual results for the fourth quarter or full year of 2014 will be in line with the outlook set forth below, and the Firm does not undertake to update any of these forward-looking statements to reflect the impact of circumstances or events that arise after the date hereof.
JPMorgan Chase’s outlook for the remainder of 2014 should be viewed against the backdrop of the global and U.S. economies, including the strength of consumers and businesses, U.S. housing prices, the unemployment rate, implied market interest rates, financial market levels and activity, the geopolitical environment, the competitive environment, client activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these linked factors will affect the performance of the Firm and its lines of business, although each of these factors will affect each of the lines of business to a different degree.
The Firm expects full year 2014 adjusted expense to be above $58 billion; the amount of actual firmwide expense will be affected by performance-related compensation for 2014, driven by higher markets-related revenue. Management also expects firmwide net charge-offs for the full year 2014 to be less than $5 billion, below previous guidance.
In the Mortgage Banking (“MB”) business within CCB, pretax income in Mortgage Production is expected to be a small negative in the fourth quarter of 2014; the actual results will be market dependent. In Mortgage Servicing within Mortgage Banking, management expects servicing revenue to be at or slightly below $600 million in the fourth quarter of 2014, and to continue to decrease in 2015.
If current positive consumer credit trends continue, management expects CCB to have a reduction in the consumer allowance for loan losses by $1 billion or more over the next couple of years.
In CIB, Markets revenue in the fourth quarter of 2014 will be impacted by the Firm’s business simplification initiatives. These business simplification initiatives are expected to result in a decline of approximately $300 million, or 8%, in Markets revenue and a decline of approximately $200 million in expense, for the fourth quarter of 2014 compared to the prior-year quarter.
In AM, pretax margin and return on equity for the full year 2014 are expected to be below through-the-cycle targets.

Business events
Business simplification
The Firm has made substantial progress in completing its business simplification agenda to exit certain noncore businesses and activities. Recent examples include exiting the CIB’s business of providing transaction services for certain correspondent banking clients, the sale or substantial liquidation of all of the CIB’s physical commodities business and Global Special Opportunities Group investment portfolio, and the sale of AM’s Retirement Plan Services business.  The Firm expects the sale of a portion of the One Equity Partners (“OEP”) investment portfolio, and the formation by the OEP investment professionals of a new, independent management company, to occur by year-end. These actions will enable the Firm to focus on core activities for its core clients with an enhanced focus on its operational, regulatory, and litigation risks.
Regulatory developments
On September 2, 2014, the Office of the Comptroller of the Currency (“OCC”) released final regulations and guidelines establishing heightened standards for large banks. The guidelines establish minimum standards for the design and implementation of a risk governance framework for banks. JPMorgan Chase has three national bank subsidiaries that will be required to comply with the guidelines: JPMorgan Chase Bank, N.A., Chase Bank USA, N.A., and JPMorgan Bank & Trust Company, NA.
On September 3, 2014, the Federal Reserve and the OCC issued final rules for the Supplementary Leverage Ratio (“SLR”) and Liquidity Coverage Ratio (“LCR”).  For additional details on these ratios, see Regulatory capital and Liquidity risk management on pages 73–77 and pages 80–84, respectively. The Firm also anticipates that bank regulatory authorities will issue proposals with respect to the potential recalibration of the global systemically important bank (“GSIB”) framework and Total Loss Absorbing Capital (“TLAC”) in late 2014 or early 2015.

On October 11, 2014, the Firm, along with 17 other financial institutions, agreed in principle to adhere to the Resolution Stay Protocol developed by the International Swaps and Derivatives Association, Inc. in response to regulator concerns that the closeout of derivatives transactions during the resolution of a large cross-border financial institution could impede resolution efforts and potentially destabilize markets. The Resolution Stay Protocol provides for the contractual recognition of cross-border stays under various statutory resolution regimes and a contractual stay on certain cross-default rights. It is expected that the Firm and the other 17 financial institutions will formally adhere to the Resolution Stay Protocol once the text of the protocol is finalized in early November.
For additional Business events during the nine months ended September 30, 2014, and Subsequent events, see Note 2.

CONSOLIDATED RESULTS OF OPERATIONS
The following section of the MD&A provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2014 and 2013. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 85–87 of this Form 10-Q and pages 174–178 of JPMorgan Chase’s 2013 Annual Report.

Revenue
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change
Investment banking fees	$1,538	$1,507	2%	$4,709	$4,669	1%
Principal transactions	2,966	2,662	11	9,196	10,183	(10)
Lending- and deposit-related fees	1,479	1,519	(3)	4,347	4,476	(3)
Asset management, administration and commissions	3,978	3,667	8	11,821	11,131	6
Securities gains	6	26	(77)	48	659	(93)
Mortgage fees and related income	903	841	7	2,708	4,116	(34)
Card income	1,537	1,518	1	4,494	4,440	1
Other income(a)	732	602	22	1,798	1,364	32
Noninterest revenue	13,139	12,342	6	39,121	41,038	(5)
Net interest income	11,107	10,775	3	32,572	32,412	—
Total net revenue	$24,246	$23,117	5%	$71,693	$73,450	(2)%

(a)
Included operating lease income of $433 million and $376 million for the three months ended September 30, 2014 and 2013, respectively, and $1.3 billion and $1.1 billion for the nine months ended September 30, 2014 and 2013, respectively.

Total net revenue for the three months ended September 30, 2014, increased by $1.1 billion compared with the three months ended September 30, 2013. The increase was predominantly due to higher net interest income; higher asset management, administration and commissions revenue; and higher principal transactions revenue. For the nine months ended September 30, 2014, total net revenue decreased by $1.8 billion from the same period of the prior year. The decrease was predominantly due to lower mortgage fees and related income; lower principal transactions revenue; and lower securities gains; partially offset by higher asset management, administration and commissions revenue; and higher other income.
Investment banking fees for the three and nine months ended September 30, 2014, increased slightly compared with the prior year, due to higher advisory and equity underwriting fees, largely offset by lower debt underwriting fees. The increase in advisory and equity underwriting fees was driven by higher industry-wide fee levels, while the decrease in debt underwriting fees was primarily related to lower industry-wide loan fee levels. For additional information on investment banking fees, see CIB segment results on pages 32–37, CB segment results on pages 38–40, and Note 6.
Principal transactions revenue in the three months ended September 30, 2014, increased compared with the prior period due to higher market-making revenue in CIB on particularly strong performance in currencies and emerging markets. The increase in market-making revenue was partly offset by lower private equity gains due to lower net valuation gains on investments. For the nine months ended September 30, 2014, principal transactions revenue decreased from the prior year reflecting, in CIB, lower fixed income markets revenue on lower client activity across most products, as well as lower equity markets revenue on lower derivatives revenue compared with a strong prior year. The decrease was partially offset by higher private equity gains as a result of higher net gains on sales. For additional information on principal transactions revenue, see CIB and Corporate/Private Equity segment results on pages 32–37 and pages 45–47, respectively, and Note 6.
Lending- and deposit-related fees decreased compared with the three and nine months ended September 30, 2013, reflecting the impact of business simplification initiatives and lower trade finance revenue in CIB.
Asset management, administration and commissions revenue increased compared with the three and nine months ended September 30, 2013, reflecting net client inflows and the effect of higher market levels in AM and CCB. The increase in the nine months ended September 30, 2014 was offset partially by lower revenue in CCB related to the exit of a non-core product in the second half of 2013. For additional information on these fees and commissions, see the segment discussions for CCB on pages 18–31, AM on pages 41–44, and Note 6.
Securities gains in the nine months ended September 30, 2014, decreased compared with the prior period, reflecting lower repositioning activity of the investment securities portfolio in the current period. For additional information, see the Corporate/Private Equity segment discussion on pages 45–47, and Note 11.
Mortgage fees and related income in the nine months ended September 30, 2014, decreased compared with the prior period. The decrease was predominantly related to lower net production revenue, driven by lower volumes. The lower net production revenue was partially offset by higher mortgage servicing rights (“MSR”) risk management results. For additional information, see pages 26–28, and Note 16.

Other income increased from the three months ended September 30, 2013, reflecting a nonrecurring gain in MB and higher auto lease income resulting from growth in auto lease volume. The increase in the nine months ended September 30, 2014 compared with the prior period was due to the aforementioned items, as well as a benefit from a franchise tax settlement recorded in the second quarter of 2014 and the absence of a modest loss on the redemption of trust preferred securities recorded in the second quarter of 2013. The increase was partially offset by lower all other revenue in CIB and lower valuations of seed capital investments in AM.
Net interest income increased in the three and nine months ended September 30, 2014, compared with the prior year. The increase from both 2013 periods predominantly reflected the impact of lower interest expense, higher yields on investment securities, and higher average loan balances, partially offset by lower yields on loans due to the run-off of higher-yielding loans and new originations of lower-yielding loans. The increase from the nine months ended September 30, 2013, was also partially offset by lower average interest-earning trading asset balances. The Firm’s average interest-earning assets were $2.1 trillion for the three months ended September 30, 2014, and the net interest yield on those assets, on a fully taxable-equivalent (“FTE”) basis, was 2.19%, an increase of 1 basis point from the prior year. For the nine months ended September 30, 2014, the Firm’s average interest-earning assets were $2.0 trillion, and the net interest yield on those assets, on a FTE basis, was 2.19%, a decrease of 6 basis points from the prior year.

Provision for credit losses
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change
Consumer, excluding credit card	$99	$(815)	NM	$181	$(1,345)	NM
Credit card	798	542	47%	2,371	1,588	49%
Total consumer	897	(273)	NM	2,552	243	NM
Wholesale	(140)	(270)	48	(253)	(122)	(107)
Total provision for credit losses	$757	$(543)	NM	$2,299	$121	NM
The provision for credit losses for the three and nine months ended September 30, 2014 increased from the prior year, reflecting an increase in the consumer provision for credit losses. The increase in the consumer provision for credit losses was the result of a lower benefit from reductions in the consumer allowance for loan losses, partially offset by lower net charge-offs. The consumer allowance release was primarily related to the continued improvement in home prices and delinquencies in the residential real estate portfolio, and the run-off of the student loan portfolio. The wholesale provision reflected a generally favorable credit environment and stable credit quality trends. For a more detailed discussion of the credit portfolio and the allowance for credit losses, see the segment discussions for CCB on pages 18–31, CIB on pages 32–37 and CB on pages 38–40, and the Allowance for credit losses section on pages 64–66.

Noninterest expense
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change
Compensation expense	$7,831	$7,325	7%	$23,300	$23,758	(2)%
Noncompensation expense:
Occupancy	978	947	3	2,903	2,752	5
Technology, communications and equipment	1,465	1,356	8	4,309	4,049	6
Professional and outside services	1,907	1,897	1	5,625	5,532	2
Marketing	610	588	4	1,824	1,755	4
Other expense(a)(b)	2,956	11,373	(74)	7,590	16,625	(54)
Amortization of intangibles	51	140	(64)	314	444	(29)
Total noncompensation expense	7,967	16,301	(51)	22,565	31,157	(28)
Total noninterest expense	$15,798	$23,626	(33)%	$45,865	$54,915	(16)%

(a)
Included Firmwide legal expense of $1.1 billion and $9.3 billion for the three months ended September 30, 2014 and 2013, respectively, and $1.8 billion and $10.3 billion for the nine months ended September 30, 2014 and 2013, respectively.

(b)
Included Federal Deposit Insurance Corporation-related (“FDIC”) expense of $250 million and $362 million for the three months ended September 30, 2014 and 2013, respectively, and $809 million and $1.1 billion for the nine months ended September 30, 2014 and 2013, respectively.

Total noninterest expense for the three months ended September 30, 2014, decreased by $7.8 billion compared with the prior year. The decrease was driven by lower other expense, in particular, legal expense, partially offset by higher compensation expense. For the nine months ended September 30, 2014, total noninterest expense decreased by $9.1 billion from the prior year. The decrease was driven by the aforementioned decline in other expense, as well as lower compensation expense.
Compensation expense increased compared with the three months ended September 30, 2013, predominantly driven by the Firm’s investments in the businesses, including headcount for controls, and higher compensation expense in CIB. The increase was partially offset by lower headcount-related expense in MB, and lower postretirement benefit costs. For the nine months ended September 30, 2014, compensation expense decreased predominantly driven by lower headcount-related expense in MB, lower performance-based compensation expense in CIB, and lower postretirement benefit costs. The decrease in compensation expense was partially offset by the Firm’s investments, including headcount for controls.
Noncompensation expense in the three and nine months ended September 30, 2014, decreased compared with the prior year. The decrease for both periods was due to lower other expense, predominantly as a result of lower legal expense (as the prior year third quarter included a $9.3 billion expense). Lower expense for foreclosure-related matters and lower production and servicing-related expense in Mortgage Banking, and lower FDIC-related assessments, also contributed to the decline for both periods. The decrease was offset partially by the Firm’s investments in the businesses, including for controls, and costs related to business simplification initiatives in CIB. For a further discussion of legal expense, see Note 23.

Income tax expense
(in millions, except rate)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Income before income tax expense	$7,691	$34	NM	$23,529	$18,414	28%
Income tax expense	2,119	414	412%	6,698	5,769	16
Effective tax rate	27.6%	NM		28.5%	31.3%
The effective tax rate for the three months ended September 30, 2014, reflected benefits from tax adjustments and the settlement of tax audits; these benefits were partially offset by the impact of legal expense, which included nondeductible penalties. The effective tax rate for the three months ended September 30, 2013, was impacted by the substantial effect of that period’s legal expense, a portion of which included nondeductible penalties. The decrease in the effective tax rate from the nine months ended September 30, 2013, was largely attributable to the effect of the aforementioned nondeductible penalties, partially offset by higher reported pretax income in combination with changes in the mix of income and expense subject to U.S. federal, state and local income taxes, the write-down of deferred tax assets as a result of tax law changes enacted in New York State, comparably lower tax benefits associated with tax adjustments and the settlement of tax audits. For additional information on income taxes, see Critical Accounting Estimates Used by the Firm on pages 85–87.

CONSOLIDATED BALANCE SHEETS ANALYSIS

Selected Consolidated Balance Sheets data
(in millions)	Sep 30, 2014	Dec 31, 2013	Change
Assets
Cash and due from banks	$25,372	$39,771	(36)%
Deposits with banks	414,312	316,051	31
Federal funds sold and securities purchased under resale agreements	214,336	248,116	(14)
Securities borrowed	118,873	111,465	7
Trading assets:
Debt and equity instruments	338,204	308,905	9
Derivative receivables	72,453	65,759	10
Securities	366,358	354,003	3
Loans	743,257	738,418	1
Allowance for loan losses	14,889	16,264	(8)
Loans, net of allowance for loan losses	728,368	722,154	1
Accrued interest and accounts receivable	75,504	65,160	16
Premises and equipment	15,177	14,891	2
Goodwill	47,970	48,081	—
Mortgage servicing rights	8,236	9,614	(14)
Other intangible assets	1,274	1,618	(21)
Other assets	100,568	110,101	(9)
Total assets	$2,527,005	$2,415,689	5
Liabilities
Deposits	$1,334,534	$1,287,765	4
Federal funds purchased and securities loaned or sold under repurchase agreements	198,746	181,163	10
Commercial paper	59,960	57,848	4
Other borrowed funds	31,892	27,994	14
Trading liabilities:
Debt and equity instruments	84,305	80,430	5
Derivative payables	58,951	57,314	3
Accounts payable and other liabilities	211,055	194,491	9
Beneficial interests issued by consolidated VIEs	47,564	49,617	(4)
Long-term debt	268,721	267,889	—
Total liabilities	2,295,728	2,204,511	4
Stockholders’ equity	231,277	211,178	10
Total liabilities and stockholders’ equity	$2,527,005	$2,415,689	5%
Consolidated Balance Sheets overview
JPMorgan Chase’s total assets increased by $111.3 billion, and total liabilities increased by $91.2 billion from December 31, 2013.
The following is a discussion of the significant changes in the specific line item captions on the Consolidated Balance Sheets from December 31, 2013.

Cash and due from banks and deposits with banks
The net increase was attributable to higher levels of excess funds, which the Firm placed with various central banks, predominantly Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements; and securities borrowed
The decrease in federal funds sold and securities purchased under resale agreements was related to lower securities purchased under resale agreements, which was predominantly attributable to a shift in the deployment of the Firm’s excess cash by Treasury, and client activity in CIB. Securities borrowed increased due to a higher requirement for collateral to cover client-driven activities in CIB.
Trading assets and liabilities–debt and equity instruments
The increase in trading assets was predominantly related to client-driven market-making activities in CIB, which resulted in higher levels of debt and equity securities, and trading loans.
The increase in trading liabilities was predominantly related to client-driven market-making activities in CIB, which resulted in a higher level of short positions in debt securities. For additional information, refer to Note 3.
Trading assets and liabilities–derivative receivables and payables
The increase in both receivables and payables was predominantly due to client-driven market-making activities in CIB, specifically in foreign exchange derivatives, as a result of the appreciation of the U.S. dollar against certain currencies, and interest rate derivatives. The increase was partially offset by a decline in equity derivatives. For additional information, refer to Derivative contracts on pages 62–63, and Notes 3 and 5.
Securities
The increase was largely due to higher levels of obligations of U.S. states and municipalities, U.S. mortgage-backed securities and U.S. Treasuries, partially offset by a lower level of non-U.S. residential mortgage-backed securities. For additional information related to securities, refer to the discussion in the Corporate/Private Equity segment on pages 45–47, and Notes 3 and 11.
Loans and allowance for loan losses
The increase in loans was attributable to higher wholesale loans, partly offset by lower consumer loans. The increase in wholesale loans was driven by net new originations of commercial real estate loans in CB, and AM loans both in the U.S. and internationally, partially offset by lower balances in CIB. The decrease in consumer loans reflected paydowns and charge-off or liquidation of delinquent loans offset primarily by originations of prime mortgage loans.
The decrease in allowance for loan losses was driven by a reduction in the consumer allowance, predominantly as a result of continued improvement in home prices and delinquencies in the residential real estate portfolio, a reduction in the credit card allowance due to a decrease in the asset-specific allowance resulting from increased granularity of the impairment estimates and lower balances related to credit card loans modified in troubled debt restructurings (“TDRs”), and the run-off of the student loan portfolio. The wholesale allowance was relatively unchanged, reflecting a generally favorable credit environment and stable credit quality trends. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Risk Management on pages 49–66, and Notes 3, 4, 13 and 14.
Accrued interest and accounts receivable
The increase was due to higher receivables from security sales that did not settle, and higher client receivables, related to client-driven market-making activities in CIB.
Mortgage servicing rights
The decrease was predominantly due to the impact of total changes in valuation due to inputs and assumptions. For additional information on MSRs, see Note 16.
Other assets
The decrease was driven by several categories, including lower collateral pledged; lower deferred tax assets; and lower private equity investments due to sales.
Deposits
The increase was attributable to higher consumer and wholesale deposits. The increase in consumer deposits reflected a continuing positive growth trend, which was the result of strong customer retention, maturing of recent branch builds, and net new business. The increase in wholesale deposits was related to strong client deposit inflows toward the end of September 2014. For more information on consumer deposits, refer to the CCB segment discussion on pages 18–31; the Liquidity Risk Management discussion on pages 80–84; and Notes 3 and 17. For more information on wholesale client deposits, refer to the AM, CB and CIB segment discussions on pages 41–44, pages 38–40 and pages 32–37, respectively.

Federal funds purchased and securities loaned or sold under repurchase agreements
The increase in federal funds purchased and securities loaned or sold under repurchase agreements was related to higher securities sold under repurchase agreements, which was predominantly attributable to higher financing of the Firm’s trading assets-debt and equity instruments, and a change in the mix of the Firm’s funding sources. The increase was partially offset by client activity in CIB. For additional information on the Firm’s Liquidity Risk Management, see pages 80–84.
Accounts payable and other liabilities
The increase was attributable to higher client short positions and higher payables from security purchases that did not settle, both in CIB. Higher taxes payable was offset by lower legal-related reserve, largely reflecting the settlement of previously disclosed legal and regulatory matters.
Stockholders’ equity
The increase was due to net income, preferred stock issuances, and higher accumulated other comprehensive income (“AOCI”). The increase was partially offset by the declaration of cash dividends on common and preferred stock, and repurchases of common stock. For additional information on AOCI, see Note 19; for the Firm’s capital actions, see Capital actions on pages 78-79.

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
For certain liquidity commitments to SPEs, JPMorgan Chase Bank, N.A., could be required to provide funding if its short-term credit rating were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. These liquidity commitments support the issuance of asset-backed commercial paper by Firm-administered consolidated SPEs. In the event of a short-term credit rating downgrade, JPMorgan Chase Bank, N.A., absent other solutions, would be required to provide funding to the SPE, if the commercial paper could not be reissued as it matured. The aggregate amounts of commercial paper outstanding held by third parties as of September 30, 2014, and December 31, 2013, was $8.4 billion and $15.5 billion, respectively. The aggregate amounts of commercial paper outstanding could increase in future periods should clients of the Firm-administered consolidated SPEs draw down on certain unfunded lending-related commitments. These unfunded lending-related commitments were $8.6 billion and $9.2 billion at September 30, 2014, and December 31, 2013, respectively. The Firm could facilitate the refinancing of some of the clients’ assets in order to reduce the funding obligation.

Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related financial instruments, guarantees and other commitments, and the Firm’s accounting for them, see Lending-related commitments on page 62 and Note 21 (including the table that presents the related amounts by contractual maturity as of September 30, 2014). For a discussion of liabilities associated with loan sales- and securitization-related indemnifications, see Note 21.

CONSOLIDATED CASH FLOWS ANALYSIS
For a discussion of the activities affecting the Firm’s cash flows, see pages 80–81 of JPMorgan Chase’s 2013 Annual Report and Balance Sheet Analysis of this Form 10-Q.

(in millions)	Nine months ended September 30,
	2014	2013
Net cash provided by/(used in)
Operating activities	$7,847	$114,867
Investing activities	(95,630)	(189,101)
Financing activities	74,061	51,243
Effect of exchange rate changes on cash	(677)	(68)
Net decrease in cash and due from banks	$(14,399)	$(23,059)
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
Cash provided by operating activities in 2014 predominantly resulted from net income after noncash operating adjustments; and higher net proceeds from loan securitizations and sales activities, reflecting lower levels of activity over the prior year; partially offset by net cash outflows from higher trading assets, predominantly debt and equity instruments related to client-driven market-making activities in CIB. Cash provided during 2013 predominantly resulted from lower trading assets, largely debt and equity instruments, driven by client-driven market-making activities in CIB; and an increase in accounts payable and other liabilities predominantly due to higher CIB brokerage payables. Cash proceeds from sales and paydowns of loans were slightly higher than the cash used to acquire loans.

Investing activities
Cash used in investing activities during 2014 and 2013, predominantly resulted from increases in deposits with banks, attributable to higher levels of excess funds, which the Firm placed with various central banks, predominantly Federal Reserve banks; and increases in wholesale loans due to net originations. Partially offsetting these cash outflows in both periods was a net decline in securities purchased under resale agreements due to a shift in the deployment of the Firm’s excess cash by Treasury. Cash outflows in 2014 also reflected net purchases of investment securities, while 2013 reflected cash proceeds from net maturities and sales of investment securities.
Financing activities
Cash provided by financing activities in 2014 predominantly resulted from higher consumer and wholesale deposits. The increase in consumer deposits reflected a continuing positive growth trend resulting from strong customer retention, maturing of recent branch builds, and net new business; the increase in wholesale deposits reflected strong client deposit inflows. Cash provided also resulted from an increase in securities loaned or sold under repurchase agreements due to higher financing of the Firm’s trading assets–debt and equity instruments; and proceeds from preferred stock issuances. Further, issuances of long-term borrowings were predominantly offset by maturities and redemptions. Cash provided in 2013 was driven by growth in both wholesale and consumer deposits, net proceeds from long-term borrowings, and issuance of preferred stock; partially offset by a decrease in securities loaned or sold under repurchase agreements, predominantly due to changes in the mix of the Firm’s funding sources. In both periods these cash inflows were partially offset by repurchases of common stock and payments of dividends on common and preferred stock.

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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended September 30,
	2014			2013
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$732	$660	$1,392	$602	$582	$1,184
Total noninterest revenue	13,139	660	13,799	12,342	582	12,924
Net interest income	11,107	253	11,360	10,775	181	10,956
Total net revenue	24,246	913	25,159	23,117	763	23,880
Pre-provision profit/(loss)	8,448	913	9,361	(509)	763	254
Income before income tax expense	7,691	913	8,604	34	763	797
Income tax expense	$2,119	$913	$3,032	$414	$763	$1,177
Overhead ratio	65%	NM	63%	102%	NM	99%

	Nine months ended September 30,
	2014			2013
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,798	$1,955	$3,753	$1,364	$1,728	$3,092
Total noninterest revenue	39,121	1,955	41,076	41,038	1,728	42,766
Net interest income	32,572	723	33,295	32,412	508	32,920
Total net revenue	71,693	2,678	74,371	73,450	2,236	75,686
Pre-provision profit	25,828	2,678	28,506	18,535	2,236	20,771
Income before income tax expense	23,529	2,678	26,207	18,414	2,236	20,650
Income tax expense	$6,698	$2,678	$9,376	$5,769	$2,236	$8,005
Overhead ratio	64%	NM	62%	75%	NM	73%

(a)	Predominantly recognized in CIB and CB business segments and Corporate/Private Equity.
Tangible common equity (“TCE”), ROTCE and TBVPS are each non-GAAP financial measures. TCE represents the Firm’s common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less goodwill and identifiable intangible assets (other than MSRs), net of related deferred tax liabilities. ROTCE measures the Firm’s earnings as a percentage of average TCE. TBVPS represents the Firm’s tangible common equity divided by common shares at period-end. TCE, ROTCE, and TBVPS are meaningful to the Firm, as well as investors and analysts, in assessing the Firm’s use of equity.

Tangible common equity
	Period-end		Average
			Three months ended September 30,		Nine months ended September 30,
(in millions, except per share and ratio data)	Sep 30, 2014	Dec 31, 2013
			2014	2013	2014	2013
Common stockholders’ equity	$211,214	$200,020	$209,621	$197,232	$205,888	$196,425
Less: Goodwill	47,970	48,081	48,081	48,073	48,073	48,106
Less: Certain identifiable intangible assets	1,274	1,618	1,308	1,878	1,423	2,021
Add: Deferred tax liabilities(a)	2,991	2,953	2,980	2,904	2,959	2,867
Tangible common equity	$164,961	$153,274	$163,212	$150,185	$159,351	$149,165

Return on tangible common equity	NM	NM	13%	(2)%	13%	11%
Tangible book value per share	$44.13	$40.81	NM	NM	NM	NM

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in non-taxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

Additionally, certain capital ratios disclosed by the Firm
are non-GAAP measures. For additional information on these non-GAAP measures, see Regulatory capital on pages 73–77.
Core net interest income
In addition to reviewing net interest income on a managed basis, management also reviews core net interest income to assess the performance of its core lending, investing (including asset-liability management) and deposit-raising activities. Core net interest income excludes the impact of

CIB’s market-based activities. Because of the exclusion of CIB’s market-based net interest income and the related assets, the core data presented below are non-GAAP financial measures. Management believes this exclusion provides investors and analysts another measure by which to analyze the non-market-related business trends of the Firm and provides a comparable measure to other financial institutions that are primarily focused on core lending, investing and deposit-raising activities.

Core net interest income data(a)
	Three months ended September 30,			Nine months ended September 30,
(in millions, except rates)	2014	2013	Change	2014	2013	Change
Net interest income – managed basis(b)(c)	$11,360	$10,956	4%	$33,295	$32,920	1%
Less: Market-based net interest income	1,239	1,109	12	3,325	3,886	(14)
Core net interest income(b)	$10,121	$9,847	3	$29,970	$29,034	3

Average interest-earning assets	$2,061,785	$1,997,413	3	$2,030,665	$1,958,359	4
Less: Average market-based earning assets	513,051	493,780	4	507,675	505,062	1
Core average interest-earning assets	$1,548,734	$1,503,633	3%	$1,522,990	$1,453,297	5%
Net interest yield on interest-earning assets – managed basis	2.19%	2.18%		2.19%	2.25%
Net interest yield on market-based activities	0.96	0.89		0.88	1.03
Core net interest yield on core average interest-earning assets	2.59%	2.60%		2.63%	2.67%

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
page 15.
Quarterly and year-to-date results
Core net interest income increased by $274 million to $10.1 billion and by $936 million to $30.0 billion for the three and nine months ended September 30, 2014, respectively, compared with the prior year periods. Core average interest-earning assets increased by $45.1 billion to $1.5 trillion, and by $69.7 billion to $1.5 trillion for the three and nine months ended September 30, 2014, respectively, compared with the prior year periods. The increase in net interest income predominantly reflected the impact of higher yields on investment securities, lower interest expense, and higher average loan balances, partially offset by lower yields on loans due to run-off of higher yielding loans and new originations of lower yielding loans. The increase in average interest-earning assets largely reflected the impact of higher average balance of deposits with banks. These changes in net interest income and interest-earning assets resulted in the core net interest yield decreasing by 1 basis point to 2.59% for the three months ended September 30, 2014, and 4 basis points to 2.63% for the nine months ended September 30, 2014.

BUSINESS SEGMENT RESULTS
The Firm is managed on a line of business basis. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate/Private Equity segment.
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s use of non-GAAP financial measures, on pages 15–16.
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
Business segment capital allocation changes
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, regulatory capital requirements (as estimated under Basel III Advanced Fully Phased-In) and economic risk measures. The amount of capital assigned to each business is referred to as equity. Effective January 1, 2014, the Firm revised the capital allocated to certain businesses. For further information about these capital changes, see Line of business equity on pages 77–78.

Segment Results – Managed Basis
The following table summarizes the business segment results for the periods indicated.

Three months ended September 30,	Total net revenue			Total Noninterest expense			Pre-provision profit/(loss)
(in millions)	2014	2013	Change	2014	2013	Change	2014	2013	Change
Consumer & Community Banking	$11,267	$11,082	2%	$6,305	$6,867	(8)%	$4,962	$4,215	18%
Corporate & Investment Bank	8,787	8,189	7	6,035	4,999	21	2,752	3,190	(14)
Commercial Banking	1,667	1,725	(3)	668	661	1	999	1,064	(6)
Asset Management	3,016	2,763	9	2,081	2,003	4	935	760	23
Corporate/Private Equity	422	121	249	709	9,096	(92)	(287)	(8,975)	97
Total	$25,159	$23,880	5%	$15,798	$23,626	(33)%	$9,361	$254	NM

Three months ended September 30,	Provision for credit losses			Net income/(loss)			Return on common equity
(in millions, except ratios)	2014	2013	Change	2014	2013	Change	2014	2013
Consumer & Community Banking	$902	$(267)	NM	$2,468	$2,702	(9)%	19%	23%
Corporate & Investment Bank	(67)	(218)	(69)%	1,485	2,240	(34)	10	16
Commercial Banking	(79)	(41)	93	649	665	(2)	18	20
Asset Management	9	—	NM	572	476	20%	25	21
Corporate/Private Equity	(8)	(17)	53%	398	(6,463)	NM	NM	NM
Total	$757	$(543)	NM	$5,572	$(380)	NM	10%	(1)%

Nine months ended September 30,	Total net revenue			Total Noninterest expense			Pre-provision profit/(loss)
(in millions)	2014	2013	Change	2014	2013	Change	2014	2013	Change
Consumer & Community Banking	$33,158	$34,712	(4)%	$19,198	$20,521	(6)%	$13,960	$14,191	(2)%
Corporate & Investment Bank	26,384	28,205	(6)	17,697	16,852	5	8,687	11,353	(23)
Commercial Banking	5,019	5,126	(2)	2,029	1,957	4	2,990	3,169	(6)
Asset Management	8,750	8,141	7	6,218	5,771	8	2,532	2,370	7
Corporate/Private Equity	1,060	(498)	NM	723	9,814	(93)	337	(10,312)	NM
Total	$74,371	$75,686	(2)%	$45,865	$54,915	(16)%	$28,506	$20,771	37%

Nine months ended September 30,	Provision for credit losses			Net income/(loss)			Return on common equity
(in millions, except ratios)	2014	2013	Change	2014	2013	Change	2014	2013
Consumer & Community Banking	$2,570	$263	NM	$6,847	$8,377	(18)%	18%	24%
Corporate & Investment Bank	(102)	(213)	(52)%	5,427	7,688	(29)	12	18
Commercial Banking	(141)	42	NM	1,885	1,882	—	18	19
Asset Management	1	44	(98)	1,565	1,463	7	23	22
Corporate/Private Equity	(29)	(15)	(93)%	1,107	(6,765)	NM	NM	NM
Total	$2,299	$121	NM	$16,831	$12,645	33%	10%	8%

CONSUMER & COMMUNITY BANKING
For a discussion of the business profile of CCB, see pages 86–97 of JPMorgan Chase’s 2013 Annual Report.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Revenue
Lending- and deposit-related fees	$804	$780	3%	$2,257	$2,230	1%
Asset management, administration and commissions	534	515	4	1,558	1,609	(3)
Mortgage fees and related income	902	839	8	2,706	4,108	(34)
Card income	1,478	1,460	1	4,312	4,267	1
All other income	496	367	35	1,283	1,074	19
Noninterest revenue	4,214	3,961	6	12,116	13,288	(9)
Net interest income	7,053	7,121	(1)	21,042	21,424	(2)
Total net revenue	11,267	11,082	2	33,158	34,712	(4)

Provision for credit losses	902	(267)	NM	2,570	263	NM

Noninterest expense
Compensation expense	2,627	2,949	(11)	8,003	8,921	(10)
Noncompensation expense	3,656	3,817	(4)	10,985	11,282	(3)
Amortization of intangibles	22	101	(78)	210	318	(34)
Total noninterest expense	6,305	6,867	(8)	19,198	20,521	(6)
Income before income tax expense	4,060	4,482	(9)	11,390	13,928	(18)
Income tax expense	1,592	1,780	(11)	4,543	5,551	(18)
Net income	$2,468	$2,702	(9)%	$6,847	$8,377	(18)%

Financial ratios
Return on common equity	19%	23%		18%	24%
Overhead ratio	56	62		58	59
Note: In the discussion and the tables which follow, CCB presents certain financial measures which exclude the impact of PCI loans; these are non-GAAP financial measures.For additional information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15–16
Quarterly results
Consumer & Community Banking net income was $2.5 billion, a decrease of $234 million, or 9%, compared with the prior year, due to higher provision for credit losses, largely offset by lower noninterest expense and higher net revenue.
Net revenue was $11.3 billion, an increase of $185 million, or 2%, compared with the prior year. Net interest income was $7.1 billion, down $68 million, or 1%, driven by spread compression and lower mortgage warehouse balances, predominantly offset by higher deposit balances. Noninterest revenue was $4.2 billion, an increase of $253 million, or 6%, driven by a non-recurring gain in Mortgage Banking, higher mortgage fees and related income and higher investment revenue in Consumer & Business Banking.
The provision for credit losses was $902 million, compared with a benefit of $267 million in the prior year. The current-quarter provision reflected a $200 million reduction in the allowance for loan losses and total net charge-offs of $1.1 billion. The prior-year provision reflected a $1.6 billion reduction in the allowance for loan losses and total net charge-offs of $1.3 billion. For more information, including net charge-off amounts and rates, see Consumer Credit Portfolio on pages 50–57.
Noninterest expense was $6.3 billion, a decrease of $562 million, or 8%, from the prior year, driven by lower Mortgage Banking expense, partially offset by an accrual related to Home Depot fraud and higher Auto lease depreciation expense.
Year-to-date results
Consumer & Community Banking net income was $6.8 billion, a decrease of $1.5 billion, or 18%, compared with the prior year, due to higher provision for credit losses and lower net revenue, partially offset by lower noninterest expense.
Net revenue was $33.2 billion, a decrease of $1.6 billion, or 4%, compared with the prior year. Net interest income was $21.0 billion, down $382 million, or 2%, driven by spread compression and lower mortgage warehouse balances, largely offset by higher deposit balances. Noninterest revenue was $12.1 billion, a decrease of $1.2 billion, or 9%, driven by lower mortgage fees and related income.
The provision for credit losses was $2.6 billion, compared with $263 million in the prior year. The current-year provision reflected a $1.0 billion reduction in the allowance for loan losses and total net charge-offs of $3.6 billion. The prior-year provision reflected a $4.2 billion reduction in the allowance for loan losses and total net charge-offs of $4.5 billion. For more information, including net charge-off amounts and rates, see Consumer Credit Portfolio on pages 50–57.
Noninterest expense was $19.2 billion, a decrease of $1.3 billion, or 6%, from the prior year, driven by lower Mortgage Banking expense, partially offset by higher Auto and Credit Card expense.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2014	2013	Change	2014	2013	Change
Selected balance sheet data (period-end)
Total assets	$448,033	$451,166	(1)%	$448,033	$451,166	(1)%
Trading assets - loans(a)	10,750	10,309	4	10,750	10,309	4
Loans:
Loans retained	390,709	390,345	—	390,709	390,345	—
Loans held-for-sale	876	449	95	876	449	95
Total loans	391,585	390,794	—	391,585	390,794	—
Deposits	493,249	458,867	7	493,249	458,867	7
Equity(b)	51,000	46,000	11	51,000	46,000	11
Selected balance sheet data (average)
Total assets	$447,121	$453,881	(1)	$446,904	$458,315	(2)
Trading assets - loans(a)	9,346	13,888	(33)	7,802	17,727	(56)
Loans:
Loans retained	390,129	390,865	—	389,024	393,616	(1)
Loans held-for-sale	876	239	267	749	83	NM
Total loans	391,005	391,104	—	389,773	393,699	(1)
Deposits	492,022	456,940	8	483,297	450,677	7
Equity(b)	51,000	46,000	11	51,000	46,000	11

Headcount	138,686	156,064	(11)%	138,686	156,064	(11)%

(a)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value.

(b)	2014 includes $3.0 billion of capital held at the CCB level related to legacy mortgage servicing matters.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2014	2013	Change	2014	2013	Change
Credit data and quality statistics
Net charge-offs(a)	$1,102	$1,330	(17)%	$3,576	$4,510	(21)%
Nonaccrual loans(b)(c)	6,639	8,029	(17)	6,639	8,029	(17)
Nonperforming assets(b)(c)(d)	7,138	8,673	(18)	7,138	8,673	(18)
Allowance for loan losses(a)	10,993	13,500	(19)	10,993	13,500	(19)
Net charge-off rate(a)	1.12%	1.35%		1.23%	1.53%
Net charge-off rate, excluding PCI loans	1.28	1.57		1.41	1.79
Allowance for loan losses to period-end loans retained	2.81	3.46		2.81	3.46
Allowance for loan losses to period-end loans retained, excluding PCI loans(e)	2.14	2.54		2.14	2.54
Allowance for loan losses to nonaccrual loans retained, excluding credit card(b)(e)	57	55		57	55
Nonaccrual loans to total period-end loans, excluding credit card (d)	2.51	3.01		2.51	3.01
Nonaccrual loans to total period-end loans, excluding credit card and PCI loans (b)(d)	3.07	3.79		3.07	3.79
Business metrics
Number of:
Branches	5,613	5,652	(1)	5,613	5,652	(1)
ATMs(f)	20,513	20,041	2	20,513	20,041	2
Active online customers (in thousands)	35,957	32,916	9	35,957	32,916	9
Active mobile customers (in thousands)	18,351	14,993	22%	18,351	14,993	22%

(a)
Net charge-offs and the net charge-off rates excluded $87 million and $196 million of write-offs in the PCI portfolio for the three and nine months ended September 30, 2014, respectively. These write-offs decreased the allowance for loan losses for PCI loans. For further information, see Consumer Credit Portfolio on pages 120–129 of JPMorgan Chase’s 2013 Annual Report.

(b)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(c)
At September 30, 2014 and 2013, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.8 billion and $8.9 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) of $354 million and $456 million, respectively, that are 90 or more days past due; (3) real estate owned (“REO”) insured by U.S. government agencies of $464 million and $1.9 billion, respectively. These amounts have been excluded based upon the government guarantee. For further discussion, see Accounting and reporting developments on page 88 which summarizes the new accounting guidance for certain REO insured by U.S. government agencies.

(d)	Prior periods were revised to conform with the current presentation.

(e)	The allowance for loan losses for PCI loans was $3.7 billion and $5.0 billion at September 30, 2014 and 2013, respectively; these amounts were also excluded from the applicable ratios.

(f)	Includes eATMs, formerly Express Banking Kiosks (“EBK”). Prior periods were revised to conform with the current presentation.

Consumer & Business Banking

Selected financial statement data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Revenue
Lending- and deposit-related fees	$796	$770	3%	$2,234	$2,198	2%
Asset management, administration and commissions	522	465	12	1,512	1,345	12
Card income	409	384	7	1,191	1,111	7
All other income	127	127	—	411	370	11
Noninterest revenue	1,854	1,746	6	5,348	5,024	6
Net interest income	2,786	2,684	4	8,264	7,870	5
Total net revenue	4,640	4,430	5	13,612	12,894	6

Provision for credit losses	75	104	(28)	217	239	(9)

Noninterest expense	3,032	3,050	(1)	9,123	9,133	—
Income before income tax expense	1,533	1,276	20	4,272	3,522	21
Net income	$914	$762	20	$2,548	$2,101	21

Return on common equity	33%	27%		31%	26%
Overhead ratio	65	69		67	71
Equity (period-end and average)	$11,000	$11,000	—%	$11,000	$11,000	—
Quarterly results
Consumer & Business Banking net income was $914 million, an increase of $152 million, or 20%, compared with the prior year, predominantly due to higher net revenue.
Net revenue was $4.6 billion, up 5% compared with the prior year. Net interest income was $2.8 billion, up 4% compared with the prior year, driven by higher deposit balances, largely offset by deposit spread compression. Noninterest revenue was $1.9 billion, an increase of 6%, driven by higher investment revenue, reflecting record client investment assets, higher deposit-related fees and higher debit card revenue.
Noninterest expense was $3.0 billion, down 1% from the prior year, reflecting lower costs driven by efficiencies implemented in the business, offset by increased cost of controls.

Year-to-date results
Consumer & Business Banking net income was $2.5 billion, an increase of $447 million, or 21%, compared with the prior year, due to higher net revenue.
Net revenue was $13.6 billion, up 6% compared with the prior year. Net interest income was $8.3 billion, up 5% compared with the prior year, driven by higher deposit balances, partially offset by deposit spread compression. Noninterest revenue was $5.3 billion, an increase of 6%, driven by higher investment revenue, reflecting record client investment assets and higher debit card revenue.
Noninterest expense was $9.1 billion, flat from the prior year, reflecting lower costs driven by efficiencies implemented in the business, offset by increased cost of controls.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2014	2013	Change	2014	2013	Change
Business metrics
Business banking origination volume	$1,649	$1,299	27%	$5,070	$3,850	32%
Period-end loans	20,644	19,029	8	20,644	19,029	8
Period-end deposits:
Checking	203,839	180,858	13	203,839	180,858	13
Savings	251,661	234,315	7	251,661	234,315	7
Time and other	23,304	28,277	(18)	23,304	28,277	(18)
Total period-end deposits	478,804	443,450	8	478,804	443,450	8
Average loans	20,382	18,884	8	19,923	18,785	6
Average deposits:
Checking	201,473	177,392	14	196,194	173,894	13
Savings	250,845	231,982	8	247,889	226,982	9
Time and other	23,845	28,728	(17)	24,712	29,856	(17)
Total average deposits	476,163	438,102	9	468,795	430,732	9
Deposit margin	2.20%	2.32%		2.24%	2.33%
Average assets	$38,089	$37,308	2	$38,006	$36,956	3
Credit data and quality statistics
Net charge-offs	$75	$100	(25)	$220	$235	(6)
Net charge-off rate	1.46%	2.10%		1.48%	1.67%
Allowance for loan losses	$703	$701	—	$703	$701	—
Nonperforming assets	304	419	(27)	304	419	(27)
Retail branch business metrics
Net new investment assets	$4,269	$3,199	33	$12,834	$12,400	4
Client investment assets	207,790	178,989	16	207,790	178,989	16
% managed accounts	39%	34%		39%	34%
Number of:
Chase Private Client locations	2,461	1,948	26	2,461	1,948	26
Personal bankers	20,965	22,961	(9)	20,965	22,961	(9)
Sales specialists	4,155	6,269	(34)	4,155	6,269	(34)
Client advisors	3,099	3,028	2	3,099	3,028	2
Chase Private Clients	290,662	192,358	51	290,662	192,358	51
Accounts (in thousands)(a)	30,424	29,301	4	30,424	29,301	4
Households (in millions)	25.6	24.9	3%	25.6	24.9	3%

(a)	Includes checking accounts and Chase Liquid® cards.

Mortgage Banking

Selected financial statement data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Revenue
Mortgage fees and related income	$902	$839	8%	$2,706	$4,108	(34)%
All other income	66	38	74	46	232	(80)
Noninterest revenue	968	877	10	2,752	4,340	(37)
Net interest income	1,016	1,143	(11)	3,087	3,456	(11)
Total net revenue	1,984	2,020	(2)	5,839	7,796	(25)

Provision for credit losses	(19)	(1,044)	98	(230)	(1,899)	88

Noninterest expense	1,279	1,900	(33)	3,988	5,540	(28)
Income before income tax expense	724	1,164	(38)	2,081	4,155	(50)
Net income	$439	$705	(38)	$1,262	$2,520	(50)

Return on common equity	10%	14%		9%	17%
Overhead ratio	64	94		68	71
Equity (period-end and average)	$18,000	$19,500	(8)%	$18,000	$19,500	(8)%

Quarterly results
Mortgage Banking net income was $439 million, a decrease of $266 million from the prior year, driven by a lower benefit from the provision for credit losses, largely offset by lower noninterest expense.
Net revenue was $2.0 billion, a decrease of $36 million compared with the prior year. Net interest income was $1.0 billion, a decrease of $127 million, or 11%, driven by lower warehouse balances, spread compression and lower loan balances due to portfolio runoff. Noninterest revenue was $968 million, an increase of $91 million, driven by a non-recurring gain and higher mortgage fees and related income, partially offset by lower revenue from an exited non-core product.
The provision for credit losses was a benefit of $19 million, compared with a benefit of $1.0 billion in the prior year. The current quarter reflected a $100 million reduction in the allowance for loan losses, reflecting continued improvement in home prices and delinquencies. The prior year included a $1.3 billion reduction in the allowance for loan losses. Net charge-offs were $81 million, compared with $206 million in the prior year.
Noninterest expense was $1.3 billion, a decrease of $621 million, or 33%, from the prior year, due to lower expense in production and servicing reflecting lower headcount.

Year-to-date results
Mortgage Banking net income was $1.3 billion, a decrease of $1.3 billion from the prior year, driven by lower net revenue, a lower benefit from the provision for credit losses, partially offset by lower noninterest expense.
Net revenue was $5.8 billion, a decrease of $2.0 billion compared with the prior year. Net interest income was $3.1 billion, a decrease of $369 million, or 11%, driven by lower warehouse balances. Noninterest revenue was $2.8 billion, a decrease of $1.6 billion, driven by lower mortgage fees and related income.
The provision for credit losses was a benefit of $230 million, compared with a benefit of $1.9 billion in the prior year. The current year reflected a $600 million reduction in the allowance for loan losses, reflecting continued improvement in home prices and delinquencies. The prior year included a $2.9 billion reduction in the allowance for loan losses. Net charge-offs were $370 million, compared with $951 million in the prior year.
Noninterest expense was $4.0 billion, a decrease of $1.6 billion, or 28%, from the prior year, due to lower expense in production and servicing reflecting lower headcount-related expense and lower expense for foreclosure related matters.

Functional results
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Mortgage Production
Production revenue and other income(a)	$275	$438	(37)%	$728	$2,590	(72)%
Production-related net interest income(a)	118	146	(19)	296	498	(41)
Production-related revenue, excluding repurchase (losses)/benefits	393	584	(33)	1,024	3,088	(67)
Production expense(b)	381	669	(43)	1,272	2,099	(39)
Income, excluding repurchase (losses)/benefits	12	(85)	NM	(248)	989	NM
Repurchase (losses)/benefits	62	175	(65)	327	110	197
Income before income tax expense	74	90	(18)	79	1,099	(93)

Mortgage Servicing
Loan servicing revenue and other income(a)	783	841	(7)	2,518	2,874	(12)
Servicing-related net interest income(a)	70	75	(7)	223	133	68
Servicing-related revenue	853	916	(7)	2,741	3,007	(9)
Changes in MSR asset fair value due to collection/realization of expected cash flows	(214)	(284)	25	(696)	(827)	16
Net servicing-related revenue	639	632	1	2,045	2,180	(6)
Default servicing expense	349	623	(44)	1,053	1,595	(34)
Core servicing expense(b)	228	235	(3)	658	715	(8)
Servicing expense	577	858	(33)	1,711	2,310	(26)
Income/(loss), excluding MSR risk management	62	(226)	NM	334	(130)	NM
MSR risk management, including related net interest income/(expense)	76	(180)	NM	13	(244)	NM
Income/(loss) before income tax expense	138	(406)	NM	347	(374)	NM

Real Estate Portfolios
Noninterest revenue	(14)	(113)	88	(138)	(164)	16
Net interest income	828	922	(10)	2,568	2,826	(9)
Total net revenue	814	809	1	2,430	2,662	(9)

Provision for credit losses	(19)	(1,046)	98	(234)	(1,910)	88

Noninterest expense	321	375	(14)	1,009	1,142	(12)
Income before income tax expense	512	1,480	(65)	1,655	3,430	(52)
Mortgage Banking income before income tax expense	$724	$1,164	(38)	$2,081	$4,155	(50)
Mortgage Banking net income	$439	$705	(38)%	$1,262	$2,520	(50)%

Overhead ratios
Mortgage Production	84%	88%		94%	65%
Mortgage Servicing	81	190		83	119
Real Estate Portfolios	39	46		42	43

(a)	Prior periods were revised to conform with the current presentation.

(b)	Includes provision for credit losses.

Quarterly results
Mortgage Production pretax income was $74 million, a decrease of $16 million from the prior year, reflecting lower revenue and lower benefit from repurchase losses, predominantly offset by lower expense. Mortgage production-related revenue, excluding repurchase losses, was $393 million, a decrease of $191 million, from the prior year, primarily on lower volumes. Production expense was $381 million, a decrease of $288 million from the prior year, largely due to lower headcount-related expense.
Mortgage Servicing pretax income was $138 million, compared with a loss of $406 million in the prior year, reflecting lower expenses and higher MSR risk management income. Mortgage net servicing-related revenue was $639 million, an increase of $7 million from the prior year. MSR risk management income was $76 million, compared with a loss of $180 million in the prior year. See Note 16 for further information regarding changes in value of the MSR asset and related hedges. Servicing expense was $577 million, a decrease of $281 million from the prior year due to lower expense for foreclosure related matters and lower headcount-related expense.
Real Estate Portfolios pretax income was $512 million, down $968 million from the prior year, driven by a lower benefit from the provision for credit losses. Net revenue was $814 million, an increase of $5 million from the prior year, driven by higher noninterest revenue resulting from a non-recurring gain, offset by lower net interest income resulting from spread compression and lower loan balances due to portfolio runoff. The provision for credit losses was a benefit of $19 million, compared with a benefit of $1.0 billion in the prior year. The current-quarter provision reflected a $100 million reduction in the non credit-impaired allowance for loan losses, reflecting continued improvement in home prices and delinquencies. The prior-year provision included a $750 million reduction in the purchased credit-impaired allowance for loan losses and $500 million reduction in the non credit-impaired allowance for loan losses. Net charge-offs were $81 million, compared with $204 million in the prior year. See Consumer Credit Portfolio on pages 50–57 for the net charge-off amounts and rates. Noninterest expense was $321 million, a decrease of $54 million, or 14%, compared with the prior year, driven by lower foreclosed asset expense and lower servicing expense on lower default volumes.

Year-to-date results
Mortgage Production pretax income was $79 million, a decrease of $1.0 billion from the prior year, reflecting lower revenue, largely offset by lower expense and higher benefit from repurchase losses. Mortgage production-related revenue, excluding repurchase losses, was $1.0 billion, a decrease of $2.1 billion, from the prior year, primarily on lower volumes. Production expense was $1.3 billion, a decrease of $827 million from the prior year, driven by lower headcount-related expense.
Mortgage Servicing pretax income was $347 million, compared with a loss of $374 million in the prior year, reflecting lower expenses and higher MSR risk management income, partially offset by lower net revenue. Mortgage net servicing-related revenue was $2.0 billion, a decrease of $135 million from the prior year, driven by lower average third-party loans serviced and lower revenue from an exited non-core product, largely offset by lower MSR asset amortization expense as a result of lower MSR asset value and higher gains on excess interest only securities. MSR risk management income was $13 million, compared with a loss of $244 million in the prior year. See Note 16 for further information regarding changes in value of the MSR asset and related hedges. Servicing expense was $1.7 billion, a decrease of $599 million from the prior year, reflecting lower headcount-related expense and lower expense for foreclosure related matters.
Real Estate Portfolios pretax income was $1.7 billion, down $1.8 billion from the prior year, due to a lower benefit from the provision for credit losses and lower net revenue. Net revenue was $2.4 billion, a decrease of $232 million, or 9%, from the prior year, driven by lower net interest income as a result of lower loan balances due to portfolio runoff and spread compression. The provision for credit losses was a benefit of $234 million, compared with a benefit of $1.9 billion in the prior year. The current-year provision reflected a $300 million reduction in the purchased credit-impaired allowance for loan losses and $300 million in the non credit-impaired allowance for loan losses, reflecting continued improvement in home prices and delinquencies. The prior-year provision included a $2.1 billion reduction in the non credit-impaired allowance for loan losses and $750 million reduction in the purchased credit-impaired allowance for loan losses. Net charge-offs were $366 million, compared with $940 million in the prior year. See Consumer Credit Portfolio on pages 50–57 for the net charge-off amounts and rates. Noninterest expense was $1.0 billion, a decrease of $133 million, or 12%, compared with the prior year, driven by lower foreclosed asset expense.

Mortgage Production and Mortgage Servicing
Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Selected balance sheet data (period-end)
Trading assets - loans(a)	$10,750	$10,309	4%	$10,750	$10,309	4%
Loans:
Prime mortgage, including option ARMs(b)	14,625	15,571	(6)	14,625	15,571	(6)
Loans held-for-sale	370	138	168	370	138	168
Selected balance sheet data (average)
Trading assets - loans(a)	9,346	13,888	(33)	7,802	17,727	(56)
Loans:
Prime mortgage, including option ARMs(b)	15,166	15,878	(4)	15,347	16,782	(9)
Loans held-for-sale	525	172	205	390	60	NM
Average assets	42,750	54,870	(22)	43,236	59,622	(27)
Repurchase liability (period-end)	362	1,945	(81)	362	1,945	(81)
Credit data and quality statistics
Net charge-offs:
Prime mortgage, including option ARMs	—	2	NM	4	11	(64)
Net charge-off rate:
Prime mortgage, including option ARMs	—	0.05%		0.03%	0.09%
30+ day delinquency rate(c)	2.06	3.16		2.06	3.16
Nonperforming assets(d)(e)	$424	$630	(33)%	$424	$630	(33)%

(a)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value.

(b)	Predominantly represents prime mortgage loans repurchased from Government National Mortgage Association (“Ginnie Mae”) pools, which are insured by U.S. government agencies.

(c)
At September 30, 2014 and 2013, excluded mortgage loans insured by U.S. government agencies of $9.6 billion and $10.0 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee. For further discussion, see Note 13 which summarizes loan delinquency information.

(d)
At September 30, 2014 and 2013, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.8 billion and $8.9 billion, respectively, that are 90 or more days past due; and (2) real estate owned (“REO”) insured by U.S. government agencies of $464 million and $1.9 billion, respectively. These amounts have been excluded based upon the government guarantee. For further discussion, see Accounting and reporting developments on page 88 which summarizes the new accounting guidance for certain REO insured by U.S. government agencies and Note 13 which summarizes loan delinquency information.

(e)	Prior periods were revised to conform with the current presentation.

Selected metrics
	As of or for the three months ended September 30,					As of or for the nine months ended September 30,
(in billions, except ratios)	2014		2013		Change	2014		2013		Change
Business metrics
Mortgage origination volume by channel
Retail	$7.9		$17.7		(55)%	$21.8		$67.2		(68)%
Correspondent(a)	13.3		22.8		(42)	33.2		75.0		(56)
Total mortgage origination volume(b)	$21.2		$40.5		(48)	$55.0		$142.2		(61)
Mortgage application volume by channel
Retail	$12.8		$20.7		(38)	$43.1		$92.2		(53)
Correspondent(a)	17.1		19.7		(13)	43.0		73.7		(42)
Total mortgage application volume	$29.9		$40.4		(26)	$86.1		$165.9		(48)
Third-party mortgage loans serviced (period-end)	$766.3		$831.1		(8)	$766.3		$831.1		(8)
Third-party mortgage loans serviced (average)	776.3		831.5		(7)	793.3		842.0		(6)
MSR carrying value (period-end)	8.2		9.5		(14)%	8.2		9.5		(14)%
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	1.07%		1.14%			1.07%		1.14%
Ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average)	0.34		0.38			0.36		0.40
MSR revenue multiple(c)	3.15	x	3.00	x		2.97	x	2.85	x

(a)
Includes rural housing loans sourced through correspondents, and prior to November 2013, through both brokers and correspondents, which are underwritten and closed with pre-funding loan approval from the U.S. Department of Agriculture Rural Development, which acts as the guarantor in the transaction.

(b)
Firmwide mortgage origination volume was $22.7 billion and $44.2 billion for the three months ended September 30, 2014 and 2013, respectively, and $58.9 billion and $151.3 billion for the nine months ended September 30, 2014 and 2013, respectively.

(c)
Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

Real Estate Portfolios
Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change
Loans, excluding PCI
Period-end loans owned:
Home equity	$52,679	$59,825	(12)%	$52,679	$59,825	(12)%
Prime mortgage, including option ARMs	59,343	47,958	24	59,343	47,958	24
Subprime mortgage	5,547	7,376	(25)	5,547	7,376	(25)
Other	492	568	(13)	492	568	(13)
Total period-end loans owned	$118,061	$115,727	2	$118,061	$115,727	2
Average loans owned:
Home equity	$53,560	$61,005	(12)	$55,288	$63,558	(13)
Prime mortgage, including option ARMs	57,083	46,177	24	53,673	43,680	23
Subprime mortgage	5,922	7,529	(21)	6,558	7,834	(16)
Other	502	579	(13)	521	598	(13)
Total average loans owned	$117,067	$115,290	2	$116,040	$115,670	—
PCI loans
Period-end loans owned:
Home equity	$17,572	$19,411	(9)	$17,572	$19,411	(9)
Prime mortgage	10,887	12,487	(13)	10,887	12,487	(13)
Subprime mortgage	3,790	4,297	(12)	3,790	4,297	(12)
Option ARMs	16,238	18,564	(13)	16,238	18,564	(13)
Total period-end loans owned	$48,487	$54,759	(11)	$48,487	$54,759	(11)
Average loans owned:
Home equity	$17,806	$19,677	(10)	$18,270	$20,218	(10)
Prime mortgage	11,103	12,705	(13)	11,484	13,124	(12)
Subprime mortgage	3,843	4,357	(12)	3,989	4,478	(11)
Option ARMs	16,503	18,890	(13)	17,084	19,573	(13)
Total average loans owned	$49,255	$55,629	(11)	$50,827	$57,393	(11)
Total Real Estate Portfolios
Period-end loans owned:
Home equity	$70,251	$79,236	(11)	$70,251	$79,236	(11)
Prime mortgage, including option ARMs	86,468	79,009	9	86,468	79,009	9
Subprime mortgage	9,337	11,673	(20)	9,337	11,673	(20)
Other	492	568	(13)	492	568	(13)
Total period-end loans owned	$166,548	$170,486	(2)	$166,548	$170,486	(2)
Average loans owned:
Home equity	$71,366	$80,682	(12)	$73,558	$83,776	(12)
Prime mortgage, including option ARMs	84,689	77,772	9	82,241	76,377	8
Subprime mortgage	9,765	11,886	(18)	10,547	12,312	(14)
Other	502	579	(13)	521	598	(13)
Total average loans owned	$166,322	$170,919	(3)	$166,867	$173,063	(4)
Average assets	$163,449	$163,001	—	$163,887	$164,310	—
Home equity origination volume	789	580	36%	2,246	1,481	52%

Credit data and quality statistics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Net charge-offs/(recoveries), excluding PCI loans:(a)
Home equity	$95	$218	(56)%	$386	$787	(51)%
Prime mortgage, including option ARMs	9	(11)	NM	(10)	49	NM
Subprime mortgage	(25)	(4)	NM	(17)	96	NM
Other	2	1	100	7	8	(13)
Total net charge-offs/(recoveries), excluding PCI loans	$81	$204	(60)	$366	$940	(61)
Net charge-off/(recovery) rate, excluding PCI loans:
Home equity	0.70%	1.42%		0.93%	1.66%
Prime mortgage, including option ARMs	0.06	(0.09)		(0.02)	0.15
Subprime mortgage	(1.68)	(0.21)		(0.35)	1.64
Other	1.58	0.69		1.80	1.79
Total net charge-off/(recovery) rate, excluding PCI loans	0.27	0.70		0.42	1.09
Net charge-off/(recovery) rate – reported:(a)
Home equity	0.53%	1.07%		0.70%	1.26%
Prime mortgage, including option ARMs	0.04	(0.06)		(0.02)	0.09
Subprime mortgage	(1.02)	(0.13)		(0.22)	1.04
Other	1.58	0.69		1.80	1.79
Total net charge-off/(recovery) rate – reported	0.19	0.47		0.29	0.73
30+ day delinquency rate, excluding PCI loans(b)	2.85%	3.81%		2.85%	3.81%
Allowance for loan losses, excluding PCI loans	$2,268	$2,768	(18)	$2,268	$2,768	(18)
Allowance for PCI loans(a)	3,662	4,961	(26)	3,662	4,961	(26)
Allowance for loan losses	$5,930	$7,729	(23)	$5,930	$7,729	(23)
Nonperforming assets(c)	6,031	7,385	(18)%	6,031	7,385	(18)%
Allowance for loan losses to period-end loans retained	3.56%	4.53%		3.56%	4.53%
Allowance for loan losses to period-end loans retained, excluding PCI loans	1.92	2.39		1.92	2.39

(a)
Net charge-offs and the net charge-off rates excluded $87 million and $196 million of write-offs in the PCI portfolio for the three and nine months ended September 30, 2014, respectively. These write-offs decreased the allowance for loan losses for PCI loans. For further information, see Consumer Credit Portfolio on pages 120–129 of JPMorgan Chase’s 2013 Annual Report.

(b)	The 30+ day delinquency rate for PCI loans was 13.69% and 16.19% at September 30, 2014 and 2013, respectively.

(c)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

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
For further information on these settlements and Consent Orders, see Note 2 and Note 31 of JPMorgan Chase’s 2013 Annual Report.

Card, Merchant Services & Auto (“Card”)

Selected financial statement data
	As of or for the three months ended September 30 ,			As of or for the nine months ended September 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Revenue
Card income	$1,068	$1,075	(1)%	$3,120	$3,155	(1)%
All other income	324	263	23	896	769	17
Noninterest revenue	1,392	1,338	4	4,016	3,924	2
Net interest income	3,251	3,294	(1)	9,691	10,098	(4)
Total net revenue	4,643	4,632	—	13,707	14,022	(2)

Provision for credit losses	846	673	26	2,583	1,923	34

Noninterest expense	1,994	1,917	4	6,087	5,848	4
Income before income tax expense	1,803	2,042	(12)	5,037	6,251	(19)
Net income	$1,115	$1,235	(10)	$3,037	$3,756	(19)

Return on common equity	23%	32%		21%	32%
Overhead ratio	43	41		44	42
Equity (period-end and average)	$19,000	$15,500	23%	$19,000	$15,500	23%
Quarterly results
Card net income was $1.1 billion, a decrease of $120 million, or 10%, compared with the prior year, predominantly driven by higher provision for credit losses.
Net revenue was $4.6 billion, flat compared with the prior year. Net interest income was $3.3 billion, down $43 million compared with the prior year, driven by spread compression, partially offset by higher loan balances. Noninterest revenue was $1.4 billion, up $54 million compared with the prior year, driven by higher Auto lease income, higher net interchange income and higher annual fee income, predominantly offset by higher amortization of new account origination costs.
The provision for credit losses was $846 million, compared with $673 million in the prior year. The current-quarter provision reflected lower net charge-offs and a $100 million reduction in the allowance for loan losses in Auto and Student. The prior-year provision reflected a $351 million reduction in the allowance for loan losses in Credit Card.
Noninterest expense was $2.0 billion, up $77 million, or 4%, from the prior year, predominantly driven by an accrual related to Home Depot fraud and higher Auto lease depreciation expense.

Year-to-date results
Card net income was $3.0 billion, a decrease of $719 million, or 19%, compared with the prior year, driven by higher provision for credit losses, lower net revenue and higher noninterest expense.
Net revenue was $13.7 billion, down $315 million, or 2%, compared with the prior year. Net interest income was $9.7 billion, down $407 million compared with the prior year, predominantly driven by spread compression. Noninterest revenue was $4.0 billion, up $92 million compared with the prior year, primarily driven by higher net interchange income, higher Auto lease income and higher annual fee income, predominately offset by higher amortization of new account origination costs and lower revenue from an exited non-core product.
The provision for credit losses was $2.6 billion, compared with $1.9 billion in the prior year. The current-year provision reflects lower net charge-offs and a $403 million reduction in the allowance for loan losses. The reduction in the allowance for loan losses is primarily related to a decrease in the asset-specific allowance resulting from increased granularity of the impairment estimates and lower balances related to credit card loans modified in TDRs, run-off in the student loan portfolio and lower estimated losses in auto loans. The prior-year provision included a $1.4 billion reduction in the allowance for loan losses.
Noninterest expense was $6.1 billion, up $239 million, or 4%, from the prior year primarily driven by higher Auto lease depreciation expense and investments in controls.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2014	2013	Change	2014	2013	Change
Selected balance sheet data (period-end)
Loans:
Credit Card	$126,959	$123,982	2%	$126,959	$123,982	2%
Auto	52,778	50,810	4	52,778	50,810	4
Student	9,661	10,777	(10)	9,661	10,777	(10)
Total loans	$189,398	$185,569	2	$189,398	$185,569	2
Selected balance sheet data (average)
Total assets	$202,833	$198,702	2	$201,775	$197,427	2
Loans:
Credit Card	126,107	123,912	2	124,360	123,445	1
Auto	52,666	50,432	4	52,741	50,386	5
Student	9,837	10,907	(10)	10,145	11,178	(9)
Total loans	$188,610	$185,251	2	$187,246	$185,009	1
Business metrics
Credit Card, excluding Commercial Card
Sales volume (in billions)	$119.5	$107.0	12	$342.0	$306.9	11
New accounts opened	2.2	1.7	29	6.4	4.9	31
Open accounts	65.5	65.0	1	65.5	65.0	1
Accounts with sales activity	32.1	30.0	7	32.1	30.0	7
% of accounts acquired online	56%	53%		54%	53%
Merchant Services (Chase Paymentech Solutions)
Merchant processing volume (in billions)	$213.3	$185.9	15	$617.7	$546.7	13
Total transactions (in billions)	9.4	8.9	6	27.8	26.0	7
Auto
Origination volume (in billions)	$6.8	$6.4	6%	$20.6	$19.7	5%

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Credit data and quality statistics
Net charge-offs:
Credit Card	$798	$892	(11)%	$2,571	$2,988	(14)%
Auto	50	44	14	120	107	12
Student	98	88	11	295	229	29
Total net charge-offs	$946	$1,024	(8)	$2,986	$3,324	(10)
Net charge-off rate:
Credit Card(a)	2.52%	2.86%		2.77%	3.24%
Auto	0.38	0.35		0.30	0.28
Student	3.95	3.20		3.89	2.74
Total net charge-off rate	1.99	2.19		2.14	2.40
Delinquency rates
30+ day delinquency rate:
Credit Card(b)	1.43	1.69		1.43	1.69
Auto	0.97	0.93		0.97	0.93
Student(c)	2.43	2.60		2.43	2.60
Total 30+ day delinquency rate	1.35	1.53		1.35	1.53
90+ day delinquency rate – Credit Card(b)	0.67	0.79		0.67	0.79
Nonperforming assets(d)	$379	$239	59	$379	$239	59
Allowance for loan losses:
Credit Card	$3,590	$4,097	(12)	$3,590	$4,097	(12)
Auto & Student	750	953	(21)	750	953	(21)
Total allowance for loan losses	$4,340	$5,050	(14)%	$4,340	$5,050	(14)%
Allowance for loan losses to period-end loans:
Credit Card(b)	2.84%	3.31%		2.84%	3.31%
Auto & Student	1.20	1.55		1.20	1.55
Total allowance for loan losses to period-end loans	2.30	2.73		2.30	2.73

(a)
Average credit card loans included loans held-for-sale of $335 million for the three months ended September 30, 2014 and $352 million for the nine months ended September 30, 2014. Average credit card loans included loans held-for-sale of $67 million for the three months ended September 30, 2013 and $23 million for the nine months ended September 30, 2013. These amounts are excluded when calculating the net charge-off rate.

(b)
Period-end credit card loans included loans held-for-sale of $395 million and $310 million at September 30, 2014 and 2013, respectively. These amounts were excluded when calculating delinquency rates and the allowance for loan losses to period-end loans.

(c)
Excluded student loans insured by U.S. government agencies under the FFELP of $640 million and $769 million at September 30, 2014 and 2013, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(d)
Nonperforming assets excluded student loans insured by U.S. government agencies under the FFELP of $354 million and $456 million at September 30, 2014 and 2013, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

Card Services supplemental information
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Revenue
Noninterest revenue	$991	$994	—	$2,857	$2,926	(2)%
Net interest income	2,846	2,824	1	8,439	8,657	(3)
Total net revenue	3,837	3,818	—	11,296	11,583	(2)

Provision for credit losses	798	542	47	2,371	1,588	49

Noninterest expense	1,494	1,458	2	4,584	4,496	2
Income before income tax expense	1,545	1,818	(15)	4,341	5,499	(21)
Net income	$961	$1,102	(13)%	$2,622	$3,308	(21)%

Percentage of average loans:
Noninterest revenue	3.12%	3.18%		3.07%	3.17%
Net interest income	8.95	9.04		9.07	9.38
Total net revenue	12.07	12.22		12.14	12.55

CORPORATE & INVESTMENT BANK
For a discussion of the business profile of CIB, see pages 98–102 of JPMorgan Chase’s 2013 Annual Report.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Revenue
Investment banking fees	$1,542	$1,510	2%	$4,759	$4,660	2%
Principal transactions(a)	2,567	2,202	17	8,235	9,451	(13)
Lending- and deposit-related fees	424	471	(10)	1,317	1,430	(8)
Asset management, administration and commissions	1,141	1,128	1	3,506	3,584	(2)
All other income	468	392	19	1,092	1,106	(1)
Noninterest revenue	6,142	5,703	8	18,909	20,231	(7)
Net interest income	2,645	2,486	6	7,475	7,974	(6)
Total net revenue(b)	8,787	8,189	7	26,384	28,205	(6)

Provision for credit losses	(67)	(218)	(69)	(102)	(213)	(52)

Noninterest expense
Compensation expense	2,805	2,330	20	8,432	8,694	(3)
Noncompensation expense	3,230	2,669	21	9,265	8,158	14
Total noninterest expense	6,035	4,999	21	17,697	16,852	5
Income before income tax expense	2,819	3,408	(17)	8,789	11,566	(24)
Income tax expense	1,334	1,168	14	3,362	3,878	(13)
Net income	$1,485	$2,240	(34)%	$5,427	$7,688	(29)%
Financial ratios
Return on common equity(c)	10%	16%		12%	18%
Overhead ratio(d)	69	61		67	60
Compensation expense as a percentage of total net revenue(e)	32	28		32	31

(a)
Included FVA (effective fourth quarter 2013) and debt valuation adjustments ("DVA") on OTC derivatives and structured notes, measured at fair value. Net FVA and DVA gains were $373 million for the three months ended September 30, 2014, and $516 million for the nine months ended September 30, 2014. DVA gains/(losses) were $(397) million for the three months ended September 30, 2013, and $84 million for the nine months ended September 30, 2013. Results are presented net of associated hedging activities.

(b)
Included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments, as well as tax-exempt income from municipal bond investments of $611 million and $537 million for the three months ended September 30, 2014 and 2013, respectively, and $1.8 billion and $1.6 billion for the nine months ended September 30, 2014 and 2013, respectively.

(c)	Return on equity excluding DVA, a non-GAAP financial measure, was 17% and 18% for the three and nine months ended September 30, 2013, respectively.

(d)	Overhead ratio excluding DVA, a non-GAAP financial measure, was 58% and 60% for the three and nine months ended September 30, 2013, respectively.

(e)	Compensation expense as a percentage of total net revenue excluding DVA, a non-GAAP financial measure, was 27% and 31% for the three and nine months ended September 30, 2013, respectively.

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

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change
Revenue by business
Advisory	$413	$322	28%	$1,193	$881	35%
Equity underwriting	414	333	24	1,244	1,063	17
Debt underwriting	715	855	(16)	2,322	2,716	(15)
Total investment banking fees	1,542	1,510	2	4,759	4,660	2
Treasury Services	1,037	1,053	(2)	3,058	3,148	(3)
Lending	147	351	(58)	728	1,222	(40)
Total Banking	2,726	2,914	(6)	8,545	9,030	(5)
Fixed Income Markets	3,512	3,439	2	10,754	12,269	(12)
Equity Markets	1,231	1,249	(1)	3,691	3,885	(5)
Securities Services	1,078	996	8	3,226	3,057	6
Credit Adjustments & Other(a)	240	(409)	NM	168	(36)	NM
Total Markets & Investor Services	6,061	5,275	15	17,839	19,175	(7)
Total net revenue	$8,787	$8,189	7%	$26,384	$28,205	(6)%

(a)
Consists primarily of credit valuation adjustments (“CVA”) managed by the credit portfolio group, and FVA (effective fourth quarter 2013) and DVA on OTC derivatives and structured notes. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets.

Quarterly results
Net income was $1.5 billion, down 34%, compared with $2.2 billion in the prior year reflecting higher noninterest expense and a lower benefit from the provision for credit losses, largely offset by higher net revenue. Net revenue was $8.8 billion compared with $8.2 billion in the prior year. Excluding the impact of a DVA loss of $397 million in the prior year, net revenue was up 2% from $8.6 billion and net income was down 40% from $2.5 billion.
Banking revenue was $2.7 billion, down 6% from the prior year. Investment banking fees were $1.5 billion, up 2% from the prior year, driven by higher advisory fees of $413 million, up 28% from the prior year, and by higher equity underwriting fees of $414 million, up 24% from the prior year, on higher levels of industry-wide activity. These increases were predominantly offset by lower debt underwriting fees of $715 million, down 16% from a strong prior year. Treasury Services revenue was $1.0 billion, down 2% compared with the prior year, driven by lower trade finance revenue and the impact of business simplification initiatives, predominantly offset by higher net interest income on increased deposits. Lending revenue was $147 million, down from $351 million in the prior year, primarily driven by losses of over $100 million on securities received from restructured loans, compared to modest gains in the prior period.
Markets & Investor Services revenue was $6.1 billion, up 15% from the prior year. Fixed Income Markets revenue of $3.5 billion was up 2% from the prior year with particularly strong performance in currencies and emerging markets. Equity Markets revenue of $1.2 billion was down 1% compared with the prior year, primarily on lower derivatives revenue compared to a strong prior year largely offset by higher prime services revenue. Securities Services revenue was $1.1 billion, up 8% from the prior year primarily driven by higher net interest income on increased deposits and higher fees and commissions. Credit Adjustments & Other revenue was a gain of $240 million, primarily driven by DVA/FVA as a result of credit spread widening and refinements to certain funding assumptions, compared with a loss of $409 million in the prior year which was primarily driven by DVA.
Noninterest expense was $6.0 billion, up 21% from the prior year, driven by higher legal expense and higher compensation expense. The ratio of compensation expense to total net revenue was 32%.
Return on equity was 10% on $61.0 billion of average allocated capital.
Year-to-date results
Net income was $5.4 billion, down 29% compared with $7.7 billion in the prior year. These results primarily reflected lower revenue, higher noninterest expense as well as a lower benefit from the provision for credit losses. Net revenue was $26.4 billion compared with $28.2 billion in the prior year.
Banking revenue was $8.5 billion, down 5% from the prior year. Investment banking fees were $4.8 billion, up 2% from the prior year. The increase was driven by higher advisory and equity underwriting fees, predominantly offset by lower debt underwriting fees. Advisory fees of $1.2 billion were up 35% on stronger revenue wallet share of completed transactions as well as growth in the industry-wide revenue wallet. Equity underwriting fees of $1.2 billion were up 17% on stronger industry-wide issuance. Debt underwriting fees were $2.3 billion, down 15%, primarily related to lower loan syndication fees on lower industry-wide revenue wallet levels and lower bond underwriting revenues compared with a stronger prior period. Treasury Services revenue was $3.1 billion, down

3% compared with the prior year, primarily driven by lower trade finance revenue as well as the impact of business simplification initiatives, partially offset by higher net interest income from increased deposits. Lending revenue was $728 million, down from $1.2 billion in the prior year, driven by losses on securities received from restructured loans compared to gains in the prior period, as well as lower net interest income.
Markets & Investor Services revenue was $17.8 billion, down 7% from the prior year. Fixed income Markets revenue of $10.8 billion was down 12% from the prior year on lower client activity across most products compared to a stronger prior period. Equity Markets revenue of $3.7 billion was down 5% primarily on lower derivatives revenue, partially offset by higher prime services revenue. Securities Services revenue was $3.2 billion, up 6% from the prior year, primarily driven by higher net interest income on increased deposits and higher fees and commissions. Credit Adjustments & Other revenue was a gain of $168 million driven by gains, net of hedges, related to FVA/DVA, partially offset by net CVA losses, compared with a loss of $36 million in the prior year.
Noninterest expense was $17.7 billion, up 5% versus the prior year driven by higher noncompensation expense, predominantly driven by higher legal expense and investment in controls. This was partially offset by lower compensation expense. The compensation expense to net revenue ratio was 32%.
Return on equity was 12% on $61.0 billion of average allocated capital.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2014	2013	Change	2014	2013	Change
Selected balance sheet data (period-end)
Assets	$874,321	$867,474	1%	$874,321	$867,474	1%
Loans:
Loans retained(a)	95,608	104,269	(8)	95,608	104,269	(8)
Loans held-for-sale and loans at fair value	6,724	3,687	82	6,724	3,687	82
Total loans	102,332	107,956	(5)	102,332	107,956	(5)
Equity	61,000	56,500	8	61,000	56,500	8
Selected balance sheet data (average)
Assets	$853,453	$838,158	2	$850,362	$862,357	(1)
Trading assets-debt and equity instruments	320,380	300,135	7	314,577	326,037	(4)
Trading assets-derivative receivables	63,068	70,814	(11)	62,235	71,319	(13)
Loans:
Loans retained(a)	95,373	103,179	(8)	95,972	105,862	(9)
Loans held-for-sale and loans at fair value	8,018	5,113	57	8,331	5,438	53
Total loans	103,391	108,292	(5)	104,303	111,300	(6)
Equity	61,000	56,500	8	61,000	56,500	8
Headcount	51,597	52,445	(2)%	51,597	52,445	(2)%

(a)	Loans retained includes credit portfolio loans, trade finance loans, other held-for-investment loans and overdrafts.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2014	2013	Change	2014	2013	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$(3)	$(4)	25%	$(8)	$(67)	88%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)(b)	112	176	(36)	112	176	(36)
Nonaccrual loans held-for-sale and loans at fair value	119	210	(43)	119	210	(43)
Total nonaccrual loans	231	386	(40)	231	386	(40)
Derivative receivables	312	431	(28)	312	431	(28)
Assets acquired in loan satisfactions	67	38	76	67	38	76
Total nonperforming assets	610	855	(29)	610	855	(29)
Allowance for credit losses:
Allowance for loan losses	1,083	1,138	(5)	1,083	1,138	(5)
Allowance for lending-related commitments	445	490	(9)	445	490	(9)
Total allowance for credit losses	1,528	1,628	(6)	1,528	1,628	(6)
Net charge-off/(recovery) rate(a)	(0.01)%	(0.02)%		(0.01)%	(0.08)%
Allowance for loan losses to period-end loans retained(a)	1.13	1.09		1.13	1.09
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(c)	1.88	2.01		1.88	2.01
Allowance for loan losses to nonaccrual loans retained(a)(b)	967	647		967	647
Nonaccrual loans to total period-end loans	0.23	0.36		0.23	0.36
Business metrics
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$12,525	$11,691	7	$12,525	$11,691	7
Equity	7,037	6,473	9	7,037	6,473	9
Other(d)	1,683	1,572	7	1,683	1,572	7
Total AUC	$21,245	$19,736	8	$21,245	$19,736	8
Client deposits and other third party liabilities (average)	$419,576	$385,952	9	$411,824	$370,879	11
Trade finance loans (period-end)	27,510	34,356	(20)%	27,510	34,356	(20)%

(a)	Loans retained includes credit portfolio loans, trade finance loans, other held-for-investment loans and overdrafts.

(b)	Allowance for loan losses of $19 million and $56 million were held against these nonaccrual loans at September 30, 2014 and 2013, respectively.

(c)
Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

(d)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

League table results – revenue wallet(a)
	Nine months ended September 30, 2014		Full-year 2013
	Share	Rank	Share	Rank
Debt, equity and equity-related
Global	7.5%	1	8.3%	#1
U.S.	10.5	1	11.5	1
Long-term debt(b)
Global	7.7	1	8.2	1
U.S.	11.3	2	11.6	1
Equity and equity-related
Global(c)	7.2	3	8.4	2
U.S.	9.7	2	11.3	1
M&A(d)
Global	8.1	2	7.6	2
U.S.	10.1	2	8.8	2
Loan syndications
Global	9.5	1	9.9	1
U.S.	13.2	1	13.8	1
Global investment banking revenue wallet(e)	8.0	1	8.5	1

League table results – volumes(f)
	Nine months ended September 30, 2014		Full-year 2013
	Share	Rank	Share	Rank
Debt, equity and equity-related
Global	6.7%	1	7.3%	#1
U.S.	11.4	1	11.9	1
Long-term debt(b)
Global	6.5	1	7.2	1
U.S.	10.9	1	11.7	1
Equity and equity-related
Global(c)	7.9	2	8.2	2
U.S.	11.3	2	12.1	2
M&A announced(d)
Global	20.8	4	23.2	2
U.S.	27.8	3	35.5	2
Loan syndications
Global	10.7	1	9.9	1
U.S.	19.6	1	17.6	1

(a)	Source: Dealogic. Reflects the ranking of revenue wallet share.

(b)
Long-term debt rankings include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities (“ABS”) and mortgage-backed securities; and exclude money market, short-term debt, and U.S. municipal securities.

(c)	Global equity and equity-related rankings include rights offerings and Chinese A-Shares.

(d)
M&A and Announced M&A rankings reflect the removal of any withdrawn transactions. U.S. M&A revenue wallet represents wallet from client parents based in the U.S. U.S. announced M&A volumes represents any U.S. involvement ranking.

(e)	Global investment banking revenue wallet rankings exclude money market, short-term debt and shelf deals.

(f)
Source: Dealogic. Reflects transaction volume and market share. Global announced M&A is based on transaction value at announcement; because of joint M&A assignments, M&A market share of all participants will add up to more than 100%. All other transaction volume-based rankings are based on proceeds, with full credit to each book manager/equal if joint.

International metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2014	2013	Change	2014	2013	Change
Total net revenue(a)
Europe/Middle East/Africa	$2,955	$2,550	16%	$9,309	$8,888	5%
Asia/Pacific	1,215	1,295	(6)	3,346	3,863	(13)
Latin America/Caribbean	333	264	26	887	1,061	(16)
Total international net revenue	4,503	4,109	10	13,542	13,812	(2)
North America	4,284	4,080	5	12,842	14,393	(11)
Total net revenue	$8,787	$8,189	7	$26,384	$28,205	(6)

Loans (period-end)(a)
Europe/Middle East/Africa	$25,742	$30,495	(16)	$25,742	$30,495	(16)
Asia/Pacific	22,960	26,653	(14)	22,960	26,653	(14)
Latin America/Caribbean	9,508	9,172	4	9,508	9,172	4
Total international loans	58,210	66,320	(12)	58,210	66,320	(12)
North America	37,398	37,949	(1)	37,398	37,949	(1)
Total loans	$95,608	$104,269	(8)	$95,608	$104,269	(8)

Client deposits and other third-party liabilities (average)(a)
Europe/Middle East/Africa	$157,436	$146,685	7	$150,653	$140,320	7
Asia/Pacific	70,840	51,895	37	65,751	51,852	27
Latin America/Caribbean	21,438	15,760	36	22,364	14,331	56
Total international	$249,714	$214,340	17	$238,768	$206,503	16
North America	169,862	171,612	(1)	173,056	164,376	5
Total client deposits and other third-party liabilities	$419,576	$385,952	9	$411,824	$370,879	11

AUC (period-end) (in billions)(a)
North America	$11,690	$10,939	7	$11,690	$10,939	7
All other regions	9,555	8,797	9	9,555	8,797	9
Total AUC	$21,245	$19,736	8%	$21,245	$19,736	8%

(a)
Total net revenue is based predominantly on the domicile of the client or location of the trading desk, as applicable. Loans outstanding (excluding loans held-for-sale and loans at fair value), client deposits and other third-party liabilities, and AUC are based predominantly on the domicile of the client.

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 103–105 of JPMorgan Chase’s 2013 Annual Report.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Revenue
Lending- and deposit-related fees	$241	$256	(6)%	$739	$780	(5)%
Asset management, administration and commissions	21	28	(25)	70	90	(22)
All other income(a)	309	304	2	897	804	12
Noninterest revenue	571	588	(3)	1,706	1,674	2
Net interest income	1,096	1,137	(4)	3,313	3,452	(4)
Total net revenue(b)	1,667	1,725	(3)	5,019	5,126	(2)
Provision for credit losses	(79)	(41)	93	(141)	42	NM
Noninterest expense
Compensation expense	301	288	5	900	863	4
Noncompensation expense	366	367	—	1,118	1,076	4
Amortization of intangibles	1	6	(83)	11	18	(39)
Total noninterest expense	668	661	1	2,029	1,957	4
Income before income tax expense	1,078	1,105	(2)	3,131	3,127	—
Income tax expense	429	440	(3)	1,246	1,245	—
Net income	$649	$665	(2)	$1,885	$1,882	—
Revenue by product
Lending	$847	$922	(8)	$2,587	$2,817	(8)
Treasury services	612	605	1	1,849	1,817	2
Investment banking	166	155	7	478	405	18
Other	42	43	(2)	105	87	21
Total Commercial Banking net revenue	$1,667	$1,725	(3)	$5,019	$5,126	(2)

Investment banking revenue, gross(c)	$501	$448	12	$1,429	$1,174	22

Revenue by client segment
Middle Market Banking	$684	$745	(8)	$2,091	$2,275	(8)
Corporate Client Banking	480	459	5	1,403	1,336	5
Commercial Term Lending	303	311	(3)	918	917	—
Real Estate Banking	121	118	3	366	343	7
Other	79	92	(14)	241	255	(5)
Total Commercial Banking net revenue	$1,667	$1,725	(3)%	$5,019	$5,126	(2)%
Financial ratios
Return on common equity	18%	20%		18%	19%
Overhead ratio	40	38		40	38

(a)	Includes revenue from investment banking products and commercial card transactions.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income from municipal bond activity of $108 million and $95 million for the three months ended September 30, 2014 and 2013, respectively, and $317 million and $278 million for the nine months ended September 30, 2014 and 2013, respectively.

(c)	Represents the total revenue related to investment banking products sold to CB clients.

Quarterly results
Net income was $649 million, down 2% compared with the prior year, reflecting lower net revenue, largely offset by a lower provision for credit losses.
Net revenue was $1.7 billion, a decrease of $58 million, or 3%, compared with the prior year. Net interest income was $1.1 billion, a decrease of $41 million, or 4%, compared with the prior year, reflecting yield compression and lower purchase discounts recognized on loan repayments, largely offset by higher loan balances. Noninterest revenue was $571 million, a decrease of $17 million, or 3%, compared with the prior year, driven by business simplification and lower fees related to loans and deposits, partially offset by higher investment banking revenue.
Noninterest expense was $668 million, flat compared with the prior year.

Year-to-date results
Net income was $1.9 billion, flat compared with the prior year, reflecting lower net revenue and higher noninterest expense, offset by a lower provision for credit losses.
Net revenue was $5.0 billion, a decrease of $107 million, or 2%, compared with the prior year. Net interest income was $3.3 billion, a decrease of $139 million, or 4%, reflecting yield compression and lower purchase discounts recognized on loan repayments, partially offset by higher loan balances. Noninterest revenue was $1.7 billion, up $32 million, or 2%, reflecting higher investment banking revenue, largely offset by business simplification, and lower fees related to loans and deposits.
Noninterest expense was $2.0 billion, an increase of $72 million, or 4%, from the prior year, largely reflecting higher investments in controls.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2014	2013	Change	2014	2013	Change
Selected balance sheet data (period-end)
Total assets	$191,563	$192,194	—	$191,563	$192,194	—
Loans:
Loans retained	143,490	133,090	8	143,490	133,090	8
Loans held-for-sale and loans at fair value	353	2,071	(83)	353	2,071	(83)
Total loans	$143,843	$135,161	6	$143,843	$135,161	6
Equity	14,000	13,500	4	14,000	13,500	4

Period-end loans by client segment
Middle Market Banking	$53,015	$52,214	2	$53,015	$52,214	2
Corporate Client Banking	21,138	21,425	(1)	21,138	21,425	(1)
Commercial Term Lending	52,235	47,612	10	52,235	47,612	10
Real Estate Banking	12,818	10,057	27	12,818	10,057	27
Other	4,637	3,853	20	4,637	3,853	20
Total Commercial Banking loans	$143,843	$135,161	6	$143,843	$135,161	6

Selected balance sheet data (average)
Total assets	$190,678	$185,744	3	$191,922	$184,450	4
Loans:
Loans retained	142,139	131,019	8	139,566	129,958	7
Loans held-for-sale and loans at fair value	649	599	8	889	883	1
Total loans	$142,788	$131,618	8	$140,455	$130,841	7
Client deposits and other third-party liabilities	204,654	196,802	4	202,532	196,004	3
Equity	14,000	13,500	4	14,000	13,500	4
Average loans by client segment
Middle Market Banking	$52,704	$51,379	3	$52,407	$51,863	1
Corporate Client Banking	21,752	20,261	7	21,345	20,886	2
Commercial Term Lending	51,567	46,656	11	50,479	45,206	12
Real Estate Banking	12,268	9,675	27	11,803	9,213	28
Other	4,497	3,647	23	4,421	3,673	20
Total Commercial Banking loans	$142,788	$131,618	8	$140,455	$130,841	7

Headcount	7,253	6,761	7%	7,253	6,761	7%

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$5	$16	(69)%	$(35)	$18	NM
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	361	558	(35)	361	558	(35)%
Nonaccrual loans held-for-sale and loans at fair value	14	8	75	14	8	75
Total nonaccrual loans	375	566	(34)	375	566	(34)
Assets acquired in loan satisfactions	11	19	(42)	11	19	(42)
Total nonperforming assets	386	585	(34)	386	585	(34)
Allowance for credit losses:
Allowance for loan losses	2,529	2,647	(4)	2,529	2,647	(4)
Allowance for lending-related commitments	178	171	4	178	171	4
Total allowance for credit losses	2,707	2,818	(4)%	2,707	2,818	(4)%
Net charge-off/(recovery) rate(b)	0.01%	0.05%		(0.03)%	0.02%
Allowance for loan losses to period-end loans retained	1.76	1.99		1.76	1.99
Allowance for loan losses to nonaccrual loans retained(a)	701	474		701	474
Nonaccrual loans to total period-end loans	0.26	0.42		0.26	0.42

(a)	Allowance for loan losses of $71 million and $102 million was held against nonaccrual loans retained at September 30, 2014 and 2013, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 106–108 of JPMorgan Chase’s 2013 Annual Report.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2014	2013	Change	2014	2013	Change
Revenue
Asset management, administration and commissions	$2,263	$2,017	12%	$6,605	$5,918	12%
All other income	159	168	(5)	415	517	(20)
Noninterest revenue	2,422	2,185	11	7,020	6,435	9
Net interest income	594	578	3	1,730	1,706	1
Total net revenue	3,016	2,763	9	8,750	8,141	7

Provision for credit losses	9	—	NM	1	44	(98)

Noninterest expense
Compensation expense	1,278	1,207	6	3,765	3,532	7
Noncompensation expense	784	774	1	2,394	2,174	10
Amortization of intangibles	19	22	(14)	59	65	(9)
Total noninterest expense	2,081	2,003	4	6,218	5,771	8
Income before income tax expense	926	760	22	2,531	2,326	9
Income tax expense	354	284	25	966	863	12
Net income	$572	$476	20	$1,565	$1,463	7

Revenue by line of business
Global Investment Management	$1,595	$1,409	13	$4,550	$4,128	10
Global Wealth Management	1,421	1,354	5	4,200	4,013	5
Total net revenue	$3,016	$2,763	9%	$8,750	$8,141	7%

Financial ratios
Return on common equity	25%	21%		23%	22%
Overhead ratio	69	72		71	71
Pretax margin ratio:
Global Investment Management	35	30		31	30
Global Wealth Management	26	25		27	27
Asset Management	31	28		29	29

Quarterly results
Net income was $572 million, an increase of $96 million, or 20%, from the prior year, reflecting higher net revenue, partially offset by higher noninterest expense.
Net revenue was $3.0 billion, an increase of $253 million , or 9%, from the prior year. Noninterest revenue was $2.4 billion, up $237 million, or 11%, from the prior year, due to net client inflows and the effect of higher market levels. Net interest income was $594 million, up $16 million, or 3%, from the prior year, due to higher loan and deposit balances, partially offset by spread compression.
Noninterest expense was $2.1 billion, an increase of $78 million, or 4%, from the prior year, as the business continues to invest in both infrastructure and controls.

Year-to-date results
Net income was $1.6 billion, an increase of $102 million, or 7%, from the prior year, reflecting higher noninterest revenue and lower provision for credit losses, largely offset by higher noninterest expense.
Net revenue was $8.8 billion, an increase of $609 million, or 7%, from the prior year. Noninterest revenue was $7.0 billion, up $585 million, or 9%, from the prior year, due to net client inflows and the effect of higher market levels, partially offset by lower valuations of seed capital investments. Net interest income was $1.7 billion, up $24 million, or 1%, from the prior year, due to higher deposit and loan balances, largely offset by spread compression.
Noninterest expense was $6.2 billion, an increase of $447 million, or 8%, from the prior year, as the business continues to invest in both infrastructure and controls.

Selected metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount, ranking data and where otherwise noted)	2014	2013	Change	2014	2013	Change
Number of:
Client advisors	2,873	2,995	(4)%	2,873	2,995	(4)%
% of customer assets in 4 & 5 Star Funds(a)	49%	55%		49%	55%
% of AUM in 1st and 2nd quartiles:(b)
1 year	54	73		54	73
3 years	69	74		69	74
5 years	71	74		71	74
Selected balance sheet data (period-end)
Total assets	$130,296	$117,475	11	$130,296	$117,475	11
Loans(c)	102,411	90,538	13	102,411	90,538	13
Deposits	150,268	139,553	8	150,268	139,553	8
Equity	9,000	9,000	—	9,000	9,000	—
Selected balance sheet data (average)
Total assets	$128,477	$114,275	12	$125,567	$111,229	13
Loans	101,427	87,770	16	98,615	83,826	18
Deposits	151,240	138,742	9	149,480	138,251	8
Equity	9,000	9,000	—	9,000	9,000	—

Headcount	19,653	19,928	(1)%	19,653	19,928	(1)%

(a)	Derived from Morningstar for the U.S., the U.K., Luxembourg, France, Hong Kong and Taiwan; and Nomura for Japan.

(b)	Quartile ranking sourced from: Lipper for the U.S. and Taiwan; Morningstar for the U.K., Luxembourg, France and Hong Kong; and Nomura for Japan.

(c)
Included $21.3 billion and $17.5 billion of prime mortgage loans reported in the Consumer, excluding credit card, loan portfolio at September 30, 2014 and 2013, respectively. For the same periods, excluded $3.0 billion and $4.0 billion of prime mortgage loans reported in the Chief Investment Office (“CIO”) portfolio within the Corporate/Private Equity segment, respectively.

Selected metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2014	2013	Change	2014	2013	Change
Credit data and quality statistics
Net charge-offs	$11	$9	22%	$3	$36	(92)%
Nonaccrual loans	184	202	(9)	184	202	(9)
Allowance for credit losses:
Allowance for loan losses	273	260	5	273	260	5
Allowance for lending-related commitments	4	7	(43)	4	7	(43)
Total allowance for credit losses	277	267	4	277	267	4
Net charge-off rate	0.04%	0.04%		—	0.06%
Allowance for loan losses to period-end loans	0.27	0.29		0.27	0.29
Allowance for loan losses to nonaccrual loans	148	129		148	129
Nonaccrual loans to period-end loans	0.18	0.22		0.18	0.22

AM firmwide disclosures(a)
Total net revenue	$3,695	$3,300	12	$10,688	$9,638	11
Client assets (in billions)(b)	2,554	2,423	5	2,554	2,423	5
Number of client advisors	5,972	6,023	(1)%	5,972	6,023	(1)%

(a)	Includes Chase Wealth Management (“CWM”), which is a unit of Consumer & Business Banking. The firmwide metrics are presented in order to capture AM’s partnership with CWM.

(b)	Excludes CWM client assets that are managed by AM.

Client assets
Client assets were $2.3 trillion, an increase of $98 billion, or 4%, compared with the prior year. Excluding the sale of Retirement Plan Services, client assets were up 10% compared with the prior year. Assets under management were $1.7 trillion, an increase of $171 billion, or 11%, from the prior year, due to the effect of higher market levels and net inflows to long-term products.

Client assets	September 30,
(in billions)	2014	2013	Change
Assets by asset class
Liquidity	$440	$446	(1)%
Fixed income	359	328	9
Equity	372	346	8
Multi-asset and alternatives	540	420	29
Total assets under management	1,711	1,540	11
Custody/brokerage/administration/deposits	633	706	(10)
Total client assets	$2,344	$2,246	4

Memo:
Alternative client assets(a)	$166	$151	10

Assets by client segment
Private Banking	$429	$352	22
Institutional	799	752	6
Retail	483	436	11
Total assets under management	$1,711	$1,540	11
Private Banking	$1,052	$935	13
Institutional	803	752	7
Retail	489	559	(13)
Total client assets	$2,344	$2,246	4
Mutual fund assets by asset class
Liquidity	$382	$396	(4)
Fixed income	147	140	5
Equity	209	183	14
Multi-asset and alternatives	96	68	41
Total mutual fund assets	$834	$787	6%
(a) Represents assets under management, as well as client balances in brokerage accounts.

	Three months ended September 30,		Nine months ended September 30,
(in billions)	2014	2013	2014	2013
Assets under management rollforward
Beginning balance	$1,707	$1,470	$1,598	$1,426
Net asset flows:
Liquidity	8	13	(9)	(11)
Fixed income	4	1	29	7
Equity	—	7	3	29
Multi-asset and alternatives	12	11	38	38
Market/performance/other impacts	(20)	38	52	51
Ending balance, September 30	$1,711	$1,540	$1,711	$1,540
Client assets rollforward
Beginning balance	$2,473	$2,157	$2,343	$2,095
Net asset flows	35	39	71	55
Market/performance/other impacts	(164)	50	(70)	96
Ending balance, September 30	$2,344	$2,246	$2,344	$2,246

International metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in billions, except where otherwise noted)	2014	2013	Change	2014	2013	Change
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$549	$465	18%	$1,544	$1,337	15%
Asia/Pacific	296	295	—	861	863	—
Latin America/Caribbean	207	202	2	620	638	(3)
North America	1,964	1,801	9	5,725	5,303	8
Total net revenue	$3,016	$2,763	9	$8,750	$8,141	7
Assets under management
Europe/Middle East/Africa	$324	$271	20	$324	$271	20
Asia/Pacific	132	132	—	132	132	—
Latin America/Caribbean	48	42	14	48	42	14
North America	1,207	1,095	10	1,207	1,095	10
Total assets under management	$1,711	$1,540	11	$1,711	$1,540	11
Client assets
Europe/Middle East/Africa	$385	$330	17	$385	$330	17
Asia/Pacific	181	179	1	181	179	1
Latin America/Caribbean	119	109	9	119	109	9
North America	1,659	1,628	2	1,659	1,628	2
Total client assets	$2,344	$2,246	4%	$2,344	$2,246	4%
(a) Regional revenue is based on the domicile of the client.

CORPORATE/PRIVATE EQUITY
For a discussion of Corporate/Private Equity, see pages 109–111 of JPMorgan Chase’s 2013 Annual Report.

Selected income statement data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2014	2013	Change	2014	2013	Change
Revenue
Principal transactions	$310	$378	(18)%	$688	$509	35%
Securities gains	6	26	(77)	43	659	(93)
All other income	134	83	61	594	(30)	NM
Noninterest revenue	450	487	(8)	1,325	1,138	16
Net interest income	(28)	(366)	92	(265)	(1,636)	84
Total net revenue(a)	422	121	249	1,060	(498)	NM

Provision for credit losses	(8)	(17)	53	(29)	(15)	(93)

Noninterest expense
Compensation expense	820	551	49	2,200	1,748	26
Noncompensation expense(b)	1,468	9,890	(85)	3,242	11,877	(73)
Subtotal	2,288	10,441	(78)	5,442	13,625	(60)
Net expense allocated to other businesses	(1,579)	(1,345)	(17)	(4,719)	(3,811)	(24)
Total noninterest expense	709	9,096	(92)	723	9,814	(93)
Income/(loss) before income tax expense/(benefit)	(279)	(8,958)	97	366	(10,297)	NM
Income tax expense/(benefit)	(677)	(2,495)	73	(741)	(3,532)	79
Net income/(loss)	$398	$(6,463)	NM	$1,107	$(6,765)	NM
Total net revenue
Private equity	$281	$398	(29)	$680	$532	28
Treasury and CIO	132	(232)	NM	221	(767)	NM
Other Corporate	9	(45)	NM	159	(263)	NM
Total net revenue	$422	$121	249	$1,060	$(498)	NM
Net income/(loss)
Private equity	$71	$242	(71)	$293	$272	8
Treasury and CIO	(30)	(193)	84	(170)	(598)	72
Other Corporate	357	(6,512)	NM	984	(6,439)	NM
Total net income/(loss)	$398	$(6,463)	NM	$1,107	$(6,765)	NM
Total assets (period-end)	$882,792	$835,000	6	$882,792	$835,000	6
Headcount	25,199	19,843	27%	25,199	19,843	27%

(a)
Included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $190 million and $128 million for the three months ended September 30, 2014 and 2013, respectively, and $534 million and $336 million for the nine months ended September 30, 2014 and 2013, respectively.

(b)
Included legal expense of $512 million and $9.15 billion for the three months ended September 30, 2014 and 2013, respectively, and $737 million and $9.8 billion for the nine months ended September 30, 2014 and 2013.

Quarterly results
Net income was $398 million, compared with a net loss of $6.5 billion in the prior year.
Private Equity reported net income of $71 million, compared with $242 million in the prior year, primarily due to lower net valuation gains on investments and higher expenses.
Treasury and CIO reported a net loss of $30 million, compared with a net loss of $193 million in the prior year. Net revenue was a gain of $132 million, compared with a loss of $232 million in the prior year. Net interest income was a gain of $36 million, compared with a loss of $261 million in the prior year, primarily reflecting the benefit of higher re-investment yields and higher investment securities balances.
Other Corporate reported net income of $357 million, compared with a net loss of $6.5 billion in the prior year. The current quarter included $512 million of legal expense, compared with $9.15 billion of legal expense, including reserves for litigation and regulatory proceedings in the prior year. The current quarter included an after-tax benefit of approximately $400 million for tax adjustments.
Year-to-date results
Net income was $1.1 billion, compared with a net loss of $6.8 billion in the prior year.
Private Equity reported net income of $293 million, compared with $272 million in the prior year, primarily due to higher net gains on sales largely offset by higher expenses.
Treasury and CIO reported a net loss of $170 million, compared with a net loss of $598 million in the prior year. Net revenue was a gain of $221 million, compared with a loss of $767 million in the prior year. Net interest income was a loss of $61 million compared with a loss of $1.3 billion in the prior year, primarily reflecting the benefit of higher re-investment yields. Securities gains were $43 million, compared to $652 million in the prior year, reflecting lower repositioning activity of the investment securities portfolio in the current period.

Other Corporate reported net income of $984 million, compared with a net loss of $6.4 billion in the prior year. The current year included $736 million of legal expense compared with $9.8 billion of legal expense, including reserves for litigation and regulatory proceedings, in the prior year. The current year included an after-tax benefit of approximately $550 million for tax adjustments.
Treasury and CIO overview
Treasury and CIO are predominantly responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, funding and structural interest rate and foreign exchange risks, as well as executing the Firm’s capital plan. For further discussion of Treasury and CIO, see page 110 of the Firm’s 2013 Annual Report.
At September 30, 2014, the total Treasury and CIO investment securities portfolio was $358.5 billion; the average credit rating of the securities comprising the Treasury and CIO investment securities portfolio was AA+ (based on external ratings where available and where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). See Note 11 for further information on the details of the Firm’s investment securities portfolio.
For further information on liquidity and funding risk, see Liquidity Risk Management on pages 80–84. For information on interest rate, foreign exchange and other risks, Treasury and CIO Value-at-risk (“VaR”) and the Firm’s structural interest rate-sensitive revenue at risk (“Earnings-at-risk”), see Market Risk Management on pages 67–69.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change
Securities gains	$6	$26	(77)%	$43	$652	(93)%
Investment securities portfolio (average)(a)	355,577	348,622	2	349,893	356,665	(2)
Investment securities portfolio (period-end)(b)	358,516	350,527	2	358,516	350,527	2
Mortgage loans (average)	3,183	4,562	(30)	3,424	5,538	(38)
Mortgage loans (period-end)	3,048	4,161	(27)%	3,048	4,161	(27)%

(a)
Average investment securities included held-to-maturity balances of $48.3 billion for the three months ended September 30, 2014 and $46.6 billion for the nine months ended September 30, 2014. Held-to-maturity average balances for the three and nine months ended September 30, 2013 were not material.

(b)	Period-end investment securities included held-to-maturity balance of $48.8 billion and $4.5 billion at September 30, 2014, and September 30, 2013, respectively.

Private Equity Portfolio
Selected income statement and balance sheet data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change
Private equity gains/(losses)
Realized gains/(losses)	$(70)	$(142)	51%	$902	$(54)	NM
Unrealized gains/(losses)(a)	365	487	(25)	(162)	535	NM
Total direct investments	295	345	(14)	740	481	54%
Third-party fund investments	28	83	(66)	46	127	(64)
Total private equity gains/(losses)(b)	$323	$428	(25)%	$786	$608	29%

(a)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(b)	Included in principal transactions revenue in the Consolidated Statements of Income.

Private equity portfolio information(a)
(in millions)	September 30, 2014	December 31, 2013	Change
Publicly held securities
Carrying value	$617	$1,035	(40)%
Cost	479	672	(29)
Quoted public value	617	1,077	(43)
Privately held direct securities
Carrying value	4,275	5,065	(16)
Cost	5,049	6,022	(16)
Third-party fund investments(b)
Carrying value	496	1,768	(72)
Cost	484	1,797	(73)
Total private equity portfolio
Carrying value	$5,388	$7,868	(32)
Cost	6,012	8,491	(29)%

(a)	For more information on the Firm’s methodologies regarding the valuation of the private equity portfolio, see Note 3 of JPMorgan Chase’s 2013 Annual Report.

(b)	Unfunded commitments to third-party private equity funds were $117 million and $215 million at September 30, 2014, and December 31, 2013, respectively.
The carrying value of the private equity portfolio at September 30, 2014 was $5.4 billion, down from $7.9 billion at December 31, 2013. The decrease in the portfolio was predominantly driven by sales.

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

Risk disclosure	Form 10-Q page reference	Annual Report page reference
Enterprise- Wide Risk Management	48	113–116
Risk governance		114–116
Credit Risk Management	49-66	117–141
Credit Portfolio		119
Consumer Credit Portfolio	50-57	120–129
Wholesale Credit Portfolio	58-63	130–138
Community Reinvestment Act Exposure	64	138
Allowance For Credit Losses	64-66	139–141
Market Risk Management	67-69	142–148
Risk identification and classification		142–143
Value-at-risk	67-69	144–146
Economic-value stress testing		147
Earnings-at-risk	69	147–148
Risk monitoring and control: Limits		148
Country Risk Management	70	149–152
Model risk		153
Principal Risk Management		154
Operational Risk Management	71-72	155–157
Operational Risk Capital Measurement	71
Cybersecurity	71-72	156
Business resiliency		157
Legal Risk, Regulatory Risk, and Compliance Risk Management		158
Fiduciary Risk management		159
Reputation Risk Management		159
Capital Management	73-79	160–167
Liquidity Risk Management	80-84	168–173
Funding	80-83	168–172
HQLA	83	172
Contingency funding plan	84	172
Credit ratings	84	173

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
In the following tables, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale (which are carried at the lower of cost or fair value, with valuation changes recorded in noninterest revenue); and certain loans accounted for at fair value. In addition, the Firm records certain loans accounted for at fair value in trading assets. For further information regarding these loans, see Note 3 of this Form 10-Q. For additional information on the Firm’s loans and derivative receivables, including the Firm’s accounting policies, see Note 13 and Note 5 of this Form 10-Q.
For further information regarding the credit risk inherent in the Firm’s investment securities portfolio, see Note 11 of this Form 10-Q and Note 12 of JPMorgan Chase’s 2013 Annual Report.
For information on the changes in the credit portfolio, see Consumer Credit Portfolio on pages 50–57, and Wholesale Credit Portfolio on pages 58–63 of this Form 10-Q.

Total credit portfolio
	Credit exposure		Nonperforming(b)(c)(d)
(in millions)	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013
Loans retained	$735,304	$724,177	$7,241	$8,317
Loans held-for-sale	4,339	12,230	125	26
Loans at fair value	3,614	2,011	128	197
Total loans – reported	743,257	738,418	7,494	8,540
Derivative receivables	72,453	65,759	312	415
Receivables from customers and other	29,466	26,883	—	—
Total credit-related assets	845,176	831,060	7,806	8,955
Assets acquired in loan satisfactions
Real estate owned	NA	NA	545	710
Other	NA	NA	39	41
Total assets acquired in loan satisfactions	NA	NA	584	751
Total assets	845,176	831,060	8,390	9,706
Lending-related commitments	1,057,204	1,031,672	134	206
Total credit portfolio	$1,902,380	$1,862,732	$8,524	$9,912
Credit portfolio management derivatives notional, net(a)	$(30,526)	$(27,996)	$—	$(5)
Liquid securities and other cash collateral held against derivatives	(17,617)	(14,435)	NA	NA

(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net charge-offs	$1,114	$1,346	$3,541	$4,474
Average retained loans
Loans – reported	732,288	717,582	726,659	718,976
Loans – reported, excluding residential real estate PCI loans	683,028	661,941	675,827	661,570
Net charge-off rates
Loans – reported	0.60%	0.74%	0.65%	0.83%
Loans – reported, excluding PCI	0.65	0.81	0.70	0.90

(a)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 63 and Note 5.

(b)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(c)
At September 30, 2014, and December 31, 2013, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.8 billion and $8.4 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the FFELP of $354 million and $428 million, respectively, that are 90 or more days past due; and (3) real estate owned (“REO”) insured by U.S. government agencies of $464 million and $2.0 billion, respectively. These amounts have been excluded based upon the government guarantee. For further discussion, see Accounting and reporting developments on page 88 which summarizes the new accounting guidance for certain REO insured by U.S. government agencies. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

(d)	At September 30, 2014, and December 31, 2013, total nonaccrual loans represented 1.01% and 1.16%, respectively, of total loans.

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

The credit performance of the consumer portfolio continues to benefit from the improvement in the economy and home prices. Both early-stage delinquencies (30–89 days delinquent) and late-stage delinquencies (150+ days delinquent) for residential real estate, excluding government guaranteed loans, declined from December 31, 2013. Although late-stage delinquencies declined, they remain elevated due to loss mitigation activities and to elongated foreclosure processing timelines. Losses related to these loans continue to be recognized in accordance with the Firm’s standard charge-off practices, but some delinquent loans that would otherwise have been foreclosed upon remain in the mortgage and home equity loan portfolios. The Credit Card 30+ day delinquency rate remains near historic lows.

The following table presents consumer credit-related information with respect to the credit portfolio held by CCB as well as for prime mortgage loans held in the Asset Management and the Corporate/Private Equity segments for the dates indicated.

Consumer credit portfolio							Three months ended September 30,				Nine months ended September 30,
(in millions, except ratios)	Credit exposure				Nonaccrual loans(f)(g)		Net charge-offs/(recoveries)(h)		Average annual net charge-off/(recovery) rate(h)(i)		Net charge-offs/(recoveries)(h)		Average annual net charge-off/(recovery) rate(h)(i)
	Sep 30, 2014		Dec 31, 2013		Sep 30, 2014	Dec 31, 2013	2014	2013	2014	2013	2014	2013	2014	2013
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Home equity – senior lien	$15,760		$17,113		$910	$932	$19	$29	0.47%	0.64%	$65	$104	0.53%	0.74%
Home equity – junior lien	36,919		40,750		1,585	1,876	76	189	0.80	1.74	321	683	1.11	2.04
Prime mortgage, including option ARMs	98,140		87,162		2,341	2,666	13	(7)	0.05	(0.03)	4	65	0.01	0.11
Subprime mortgage	5,498		7,104		1,100	1,390	(25)	(4)	(1.68)	(0.21)	(17)	96	(0.35)	1.64
Auto(a)	52,778		52,757		107	161	50	44	0.38	0.35	120	107	0.30	0.28
Business banking	19,648		18,951		297	385	75	100	1.53	2.13	220	235	1.53	1.68
Student and other	11,149		11,557		242	86	91	77	3.21	2.60	271	202	3.18	2.27
Total loans, excluding PCI loans and loans held-for-sale	239,892		235,394		6,582	7,496	299	428	0.50	0.73	984	1,492	0.55	0.86
Loans – PCI
Home equity	17,572		18,927		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Prime mortgage	10,887		12,038		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Subprime mortgage	3,790		4,175		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Option ARMs	16,238		17,915		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – PCI	48,487		53,055		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – retained	288,379		288,449		6,582	7,496	299	428	0.41	0.59	984	1,492	0.46	0.69
Loans held-for-sale	481	(e)	614	(e)	120	—	—	—	—	—	—	—	—	—
Total consumer, excluding credit card loans	288,860		289,063		6,702	7,496	299	428	0.41	0.59	984	1,492	0.46	0.69
Lending-related commitments(b)	54,912		56,057
Receivables from customers(c)	104		139
Total consumer exposure, excluding credit card	343,876		345,259
Credit card
Loans retained(d)	126,564		127,465		—	—	798	892	2.52	2.86	2,571	2,988	2.77	3.24
Loans held-for-sale	395		326		—	—	—	—	—	—	—	—	—	—
Total credit card loans	126,959		127,791		—	—	798	892	2.52	2.86	2,571	2,988	2.77	3.24
Lending-related commitments(b)	531,301		529,383
Total credit card exposure	658,260		657,174
Total consumer credit portfolio	$1,002,136		$1,002,433		$6,702	$7,496	$1,097	$1,320	1.05%	1.27%	$3,555	$4,480	1.15%	1.45%
Memo: Total consumer credit portfolio, excluding PCI	$953,649		$949,378		$6,702	$7,496	$1,097	$1,320	1.19%	1.47%	$3,555	$4,480	1.31%	1.68%

(a)	At September 30, 2014, and December 31, 2013, excluded operating lease-related assets of $6.4 billion and $5.5 billion, respectively.

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

(f)
At September 30, 2014, and December 31, 2013, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $7.8 billion and $8.4 billion, respectively, that are 90 or more days past due; and (2) student loans insured by U.S. government agencies under the FFELP of $354 million and $428 million, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

(g)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(h)
Net charge-offs and the net charge-off rates excluded $87 million and $196 million of write-offs in the PCI portfolio for the three and nine months ended September 30, 2014, respectively. These write-offs decreased the allowance for loan losses for PCI loans. See Consumer Credit Portfolio on pages 120–129 of JPMorgan Chase’s 2013 Annual Report for further details.

(i)
Average consumer loans held-for-sale were $876 million and $239 million for the three months ended September 30, 2014, and 2013, respectively, and $749 million and $83 million, for the nine months ended September 30, 2014, and 2013, respectively. These amounts were excluded when calculating net charge-off rates.

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances decreased during the nine months ended September 30, 2014, due to paydowns and the charge-off or liquidation of delinquent loans primarily offset by prime mortgage originations. Credit performance has improved across most portfolios but delinquent residential real estate loans and home equity charge-offs remain elevated compared with pre-recessionary levels.
In the following discussion of loan and lending-related categories, PCI loans are excluded from individual loan product discussions and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, see Note 14 of JPMorgan Chase’s 2013 Annual Report.
Home equity: The home equity portfolio declined from the 2013 year-end primarily reflecting loan paydowns and charge-offs. Early-stage delinquencies showed improvement from December 31, 2013. Late-stage delinquencies continue to be elevated as improvement in the number of loans becoming severely delinquent was offset by higher average carrying values on these delinquent loans, reflecting improving collateral values. Both senior and junior lien nonaccrual loans decreased from December 31, 2013. Net charge-offs for the three and nine months ended September 30, 2014 for both senior and junior lien home equity loans declined when compared with the same period of the prior year as a result of improvement in home prices and delinquencies.
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

The unpaid principal balance of non-PCI HELOCs outstanding was $46 billion at September 30, 2014. Of the $46 billion, approximately $28 billion have recently recast or are scheduled to recast from interest-only to fully amortizing payments, with $4 billion recasting in 2014 and $6 billion, $7 billion, and $6 billion scheduled to recast in 2015, 2016, and 2017, respectively. However, of the total $28 billion, $3 billion have already recast in 2014 and $15 billion are expected to recast. The remaining $10 billion represents loans to borrowers who are expected either to pre-pay or charge-off prior to recast. In the third quarter of 2014, the Firm refined its approach for estimating the number of HELOCs expected to voluntarily pre-pay prior to recast, reducing the number of loans expected to pre-pay, resulting in an increase in the number of loans expected to recast. The Firm has considered this payment recast risk in its allowance for loan losses based upon the estimated amount of payment shock (i.e., the excess of the fully-amortizing payment over the interest-only payment in effect prior to recast) expected to occur at the payment recast date, along with the corresponding estimated probability of default and loss severity assumptions. Certain factors, such as future developments in both unemployment rates and home prices, could have a significant impact on the performance of these loans.
The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile. The Firm will continue to evaluate both the near-term and longer-term repricing and recast risks inherent in its HELOC portfolio to ensure that changes in the Firm’s estimate of incurred losses are appropriately considered in the allowance for loan losses and that the Firm’s account management practices are appropriate given the portfolio’s risk profile.

High-risk second liens are loans where the borrower has a first mortgage loan that is either delinquent or has been modified. At September 30, 2014, the Firm estimated that its home equity portfolio contained approximately $1.8 billion of current junior lien loans that were considered high risk seconds, compared with $2.3 billion at December 31, 2013. Such loans are considered to pose a higher risk of default than junior lien loans for which the senior lien is neither delinquent nor modified. The Firm estimates the balance of its total exposure to high-risk seconds on a quarterly basis using internal data and loan level credit bureau data (which typically provides the delinquency status of the senior lien). The estimated balance of these high-risk seconds may vary from quarter to quarter for reasons such as the movement of related senior liens into and out of the 30+ day delinquency bucket.

Current high risk junior liens
(in billions)	September 30, 2014	December 31, 2013
Junior liens subordinate to:
Modified current senior lien	$0.7	$0.9
Senior lien 30 – 89 days delinquent	0.5	0.6
Senior lien 90 days or more delinquent(a)	0.6	0.8
Total current high risk junior liens	$1.8	$2.3

(a)
Junior liens subordinate to senior liens that are 90 days or more past due are classified as nonaccrual loans. At September 30, 2014, and December 31, 2013, excluded approximately $50 million and approximately $100 million, respectively, of junior liens that are performing but not current, which were placed on nonaccrual status in accordance with the regulatory guidance.

Of the estimated $1.8 billion of high-risk junior liens at September 30, 2014, the Firm owns approximately 10% and services approximately 25% of the related senior lien loans to the same borrowers. The performance of the Firm’s junior lien loans is generally consistent regardless of whether the Firm owns, services or does not own or service the senior lien. The increased probability of default associated with these higher-risk junior lien loans was considered in estimating the allowance for loan losses.
Mortgage: Prime mortgages, including option adjustable-rate mortgages (“ARMs”) and loans held-for-sale, increased from December 31, 2013 as retained originations exceeded paydowns, the run-off of option ARM loans and the charge-off or liquidation of delinquent loans. Excluding loans insured by U.S. government agencies, both early-stage and late-stage delinquencies showed improvement from December 31, 2013. Nonaccrual loans decreased from the prior year but remain elevated primarily as a result of loss mitigation activities and to elongated foreclosure processing timelines. Net charge-offs remain low, reflecting continued improvement in home prices and delinquencies.

At September 30, 2014, and December 31, 2013, the Firm’s prime mortgage portfolio included $13.5 billion and $14.3 billion, respectively, of mortgage loans insured and/or guaranteed by U.S. government agencies, of which $9.6 billion were, at each such date, 30 days or more past due (of which $7.8 billion and $8.4 billion, respectively, were 90 days or more past due). The Firm has entered into a settlement regarding loans insured under federal mortgage insurance programs overseen by the FHA, HUD, and VA; the Firm will continue to monitor exposure on future claim payments for government insured loans, but any financial impact related to exposure on future claims is not expected to be significant and was considered in estimating the allowance for loan losses. For further discussion of the settlement, see Note 31 of JPMorgan Chase’s 2013 Annual Report.
At September 30, 2014, and December 31, 2013, the Firm’s prime mortgage portfolio included $16.0 billion and $15.6 billion, respectively, of interest-only loans, which represented 16% and 18%, respectively, of the prime mortgage portfolio. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. To date, losses on this portfolio generally have been consistent with the broader prime mortgage portfolio and the Firm’s expectations. The Firm continues to monitor the risks associated with these loans.
Subprime mortgages continued to decrease due to portfolio runoff. Early-stage and late-stage delinquencies have improved from December 31, 2013, but remain at elevated levels. Net charge-offs continued to improve as a result of improvement in home prices and delinquencies.
Auto: Auto loans were flat compared to December 31, 2013 as new originations were largely offset by paydowns and payoffs. Nonaccrual loans improved compared with December 31, 2013. Net charge-offs for the three and nine months ended September 30, 2014 increased compared with the same periods of the prior year, but are consistent with expectations. The auto loan portfolio reflects a high concentration of prime-quality credits.
Business banking: Business banking loans increased compared with December 31, 2013 due to an increase in loan originations. Nonaccrual loans improved compared with December 31, 2013. Net charge-offs for the three and nine months ended September 30, 2014 decreased from the same periods of the prior year.

Student and other: Student and other loans decreased from December 31, 2013 due primarily to the run-off of the student loan portfolio. Student nonaccrual loans increased from December 31, 2013 due to a modification program the Firm began in May 2014 extending the deferment period for up to 24 months for certain student loans, which resulted in extending the maturity of the loans at their original contractual interest rates.
Purchased credit-impaired loans: PCI loans acquired in the Washington Mutual transaction decreased as the portfolio continues to run off.
As of September 30, 2014, approximately 17% of the option ARM PCI loans were delinquent and approximately 56% of the portfolio have been modified into fixed-rate, fully amortizing loans. Substantially all of the remaining loans are making amortizing payments, although such payments are not necessarily fully amortizing. This latter group of loans are subject to the risk of payment shock due to future payment recast. Default rates generally increase on option ARM loans when payment recast results in a payment increase. The expected increase in default rates is considered in the Firm’s quarterly impairment assessment.

The following table provides a summary of lifetime principal loss estimates included in either the nonaccretable difference or the allowance for loan losses.

Summary of lifetime principal loss estimates
	Lifetime loss estimates(a)		LTD liquidation losses(b)
(in billions)	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013
Home equity	$14.6	$14.7	$12.3	$12.1
Prime mortgage	3.8	3.8	3.5	3.3
Subprime mortgage	3.3	3.3	2.8	2.6
Option ARMs	9.9	10.2	9.2	8.8
Total	$31.6	$32.0	$27.8	$26.8

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses was $2.9 billion and $3.8 billion at September 30, 2014, and December 31, 2013, respectively.

(b)
Life-to-date (“LTD”) liquidation losses represent both realization of loss upon loan resolution and any principal forgiven upon modification. LTD liquidation losses included $249 million and $53 million of write-offs of prime mortgages at September 30, 2014, and December 31, 2013, respectively.

Current estimated LTVs of residential real estate loans
The current estimated average loan-to-value (“LTV”) ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 70% at September 30, 2014, compared with 75% at December 31, 2013.
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

LTV ratios and ratios of carrying values to current estimated collateral values – PCI loans
	September 30, 2014					December 31, 2013
(in millions, except ratios)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)
Home equity	$18,262	82%	(b)	$15,814	71%	$19,830	90%	(b)	$17,169	78%
Prime mortgage	10,646	75		9,357	66	11,876	83		10,312	72
Subprime mortgage	4,832	82		3,610	61	5,471	91		3,995	66
Option ARMs	17,128	73		16,044	69	19,223	82		17,421	74

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

(c)
Net carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition and is also net of the allowance for loan losses at September 30, 2014, and December 31, 2013 of $1.5 billion and $1.7 billion for prime mortgage, respectively, $194 million and $494 million for option ARMs, respectively, and $1.8 billion for home equity and $180 million for subprime mortgage for both periods.

The current estimated average LTV ratios were 76% and 88% for California and Florida PCI loans, respectively, at September 30, 2014, compared with 85% and 103%, respectively, at December 31, 2013. Average LTV ratios have declined consistent with recent improvements in home prices. Although home prices have improved, home prices in most areas of California and Florida are still lower than at the peak of the housing market; this continues to negatively contribute to current estimated average LTV ratios and the ratio of net carrying value to current estimated collateral value for loans in the PCI portfolio.
For further information on current estimated LTVs of residential real estate loans, see Note 13.
Geographic composition of residential real estate loans
For information on the geographic composition of the Firm’s residential real estate loans, see Note 13.
Loan modification activities – residential real estate loans
The performance of modified loans generally differs by product type due to differences in both the credit quality and the types of modifications provided. Performance metrics for modifications to the residential real estate portfolio, excluding PCI loans, that have been seasoned more than six months show weighted-average redefault rates of 19% for senior lien home equity, 21% for junior lien home equity, 16% for prime mortgages including option ARMs, and 28% for subprime mortgages. The cumulative performance metrics for modifications to the PCI residential real estate portfolio seasoned more than six months show weighted average redefault rates of 19% for home equity, 17% for prime mortgages, 15% for option ARMs and 31% for subprime mortgages. The favorable performance of the PCI option ARM modifications is the result of a targeted proactive program which fixes the borrower’s payment at the current level. The cumulative redefault rates reflect the performance of modifications completed under both the Home Affordable Modification Program (“HAMP”) and the Firm’s proprietary modification programs from October 1, 2009, through September 30, 2014.
Certain loans that were modified under HAMP and the Firm’s proprietary modification programs (primarily the Firm’s modification program that was modeled after HAMP) have interest rate reset provisions (“step-rate modifications”). Interest rates on these loans will generally increase beginning in 2014 by 1% per year until the rate reaches a specified cap, typically at a prevailing market interest rate for a fixed-rate loan as of the modification date. The carrying value of non-PCI loans modified in step-rate modifications was $5 billion at September 30, 2014, with $1 billion scheduled to experience the initial interest rate increase in each of 2015 and 2016. The unpaid principal balance of PCI loans modified in step-rate modifications was $10 billion at September 30, 2014, with $2 billion and $3 billion scheduled to experience the initial interest rate increase in 2015 and 2016, respectively. The impact of these potential interest rate increases is considered in the Firm’s allowance for loan losses. The Firm will continue to monitor this risk exposure to ensure that it is appropriately considered in the Firm’s allowance for loan losses.
The following table presents information as of September 30, 2014, and December 31, 2013, relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. For further information on modifications for the three and nine months ended September 30, 2014 and 2013, see Note 13.

Modified residential real estate loans
	September 30, 2014		December 31, 2013
(in millions)	Retained loans	Non-accrual retained loans(d)	Retained loans	Non-accrual retained loans(d)
Modified residential real estate loans, excluding PCI loans(a)(b)
Home equity – senior lien	$1,109	$627	$1,146	$641
Home equity – junior lien	1,304	627	1,319	666
Prime mortgage, including option ARMs	6,570	1,626	7,004	1,737
Subprime mortgage	3,190	972	3,698	1,127
Total modified residential real estate loans, excluding PCI loans	$12,173	$3,852	$13,167	$4,171
Modified PCI loans(c)
Home equity	$2,595	NA	$2,619	NA
Prime mortgage	6,468	NA	6,977	NA
Subprime mortgage	3,764	NA	4,168	NA
Option ARMs	12,062	NA	13,131	NA
Total modified PCI loans	$24,889	NA	$26,895	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At September 30, 2014, and December 31, 2013, $6.1 billion and $7.6 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 15.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
As of both September 30, 2014, and December 31, 2013, nonaccrual loans included $3.0 billion of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status, see Note 13.

Nonperforming assets
The following table presents information as of September 30, 2014, and December 31, 2013, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	September 30, 2014	December 31, 2013
Nonaccrual loans(b)
Residential real estate	$6,056	$6,864
Other consumer	646	632
Total nonaccrual loans	6,702	7,496
Assets acquired in loan satisfactions
Real estate owned	460	614
Other	39	41
Total assets acquired in loan satisfactions	499	655
Total nonperforming assets	$7,201	$8,151

(a)
At September 30, 2014, and December 31, 2013, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.8 billion and $8.4 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the FFELP of $354 million and $428 million, respectively, that are 90 or more days past due; and (3) REO insured by U.S. government agencies of $464 million and $2.0 billion, respectively. These amounts have been excluded based upon the government guarantee. For further discussion, see Accounting and reporting developments on page 88 which summarizes the new accounting guidance for certain REO insured by U.S. government agencies.

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

Nonaccrual loans in the residential real estate portfolio totaled $6.1 billion at September 30, 2014, of which 32% were greater than 150 days past due, compared with nonaccrual residential real estate loans of $6.9 billion at December 31, 2013, of which 34% were greater than 150 days past due. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 50% to the estimated net realizable value of the collateral at both September 30, 2014, and December 31, 2013. Loss mitigation activities and the elongated foreclosure processing timelines are expected to continue to result in elevated levels of nonaccrual loans in the residential real estate portfolios.

Active and suspended foreclosure: For information on loans that were in the process of active or suspended foreclosure, see Note 13.
Nonaccrual loans: The following table presents changes in consumer, excluding credit card, nonaccrual loans for the nine months ended September 30, 2014 and 2013.

Nonaccrual loans
Nine months ended September 30,
(in millions)	2014	2013
Beginning balance	$7,496	$9,174
Additions	3,811	5,481
Reductions:
Principal payments and other(a)	1,378	1,099
Charge-offs	1,061	1,465
Returned to performing status	1,691	3,162
Foreclosures and other liquidations	475	853
Total reductions	4,605	6,579
Net additions/(reductions)	(794)	(1,098)
Ending balance	$6,702	$8,076

(a)	Other reductions includes loan sales.

Credit Card
Total credit card loans decreased from December 31, 2013 due to seasonality. The 30+ day delinquency rate decreased to 1.43% at September 30, 2014, from 1.67% at December 31, 2013. For the three months ended September 30, 2014 and 2013, the net charge-off rates were 2.52% and 2.86%, respectively. For the nine months ended September 30, 2014 and 2013, the net charge-off rates were 2.77% and 3.24%, respectively. Charge-offs have improved compared with a year ago as a result of improvement in delinquent loans. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification. For information on the geographic composition of the Firm’s credit card loans, see Note 13.
Modifications of credit card loans
At September 30, 2014, and December 31, 2013, the Firm had $2.2 billion and $3.1 billion, respectively, of credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms because the cardholder did not comply with the modified payment terms. The decrease in modified credit card loans outstanding from December 31, 2013, was attributable to a reduction in new modifications as well as ongoing payments and charge-offs on previously modified credit card loans.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged-off. However, the Firm establishes an allowance, which is offset against loans and charged to interest income, for the estimated uncollectible portion of accrued interest and fee income.
For additional information about loan modification programs to borrowers, see Consumer Credit Portfolio on pages 50–57 and Note 13.

WHOLESALE CREDIT PORTFOLIO
The Firm’s wholesale businesses are exposed to credit risk through underwriting, lending and trading activities with and for clients and counterparties, as well as through various operating services such as cash management and clearing activities. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk.
As of September 30, 2014, wholesale credit exposure (primarily CIB, CB, and AM) continued to experience a generally favorable credit environment and stable credit quality trends with low levels of criticized exposure, nonaccrual loans and charge-offs.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013
Loans retained	$320,361	$308,263	$659	$821
Loans held-for-sale	3,463	11,290	5	26
Loans at fair value	3,614	2,011	128	197
Loans – reported	327,438	321,564	792	1,044
Derivative receivables	72,453	65,759	312	415
Receivables from customers and other(a)	29,362	26,744	—	—
Total wholesale credit-related assets	429,253	414,067	1,104	1,459
Lending-related commitments	470,991	446,232	134	206
Total wholesale credit exposure	$900,244	$860,299	$1,238	$1,665
Credit portfolio management derivatives notional, net(b)	$(30,526)	$(27,996)	$—	$(5)
Liquid securities and other cash collateral held against derivatives	(17,617)	(14,435)	NA	NA

(a)
Receivables from customers and other include $29.3 billion and $26.5 billion of margin loans at September 30, 2014, and December 31, 2013, respectively, to prime and retail brokerage customers; these are classified in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 63, and Note 5.

(c)	Excludes assets acquired in loan satisfactions.

The following tables present the maturity and ratings profiles of the wholesale credit portfolio as of September 30, 2014, and December 31, 2013. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(e)				Ratings profile
September 30, 2014	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$114,326	$128,529	$77,506	$320,361	$235,911	$84,450	$320,361	74%
Derivative receivables				72,453			72,453
Less: Liquid securities and other cash collateral held against derivatives				(17,617)			(17,617)
Total derivative receivables, net of all collateral	15,132	14,933	24,771	54,836	46,804	8,032	54,836	85
Lending-related commitments	189,366	270,128	11,497	470,991	367,049	103,942	470,991	78
Subtotal	318,824	413,590	113,774	846,188	649,764	196,424	846,188	77
Loans held-for-sale and loans at fair value(a)				7,077			7,077
Receivables from customers and other				29,362			29,362
Total exposure – net of liquid securities and other cash collateral held against derivatives				$882,627			$882,627
Credit Portfolio Management derivatives net notional by reference entity ratings profile(b)(c)(d)	$(1,518)	$(22,927)	$(6,081)	$(30,526)	$(27,265)	$(3,261)	$(30,526)	89%

	Maturity profile(e)				Ratings profile
December 31, 2013	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade		Noninvestment-grade		Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3		BB+/Ba1 & below
Loans retained	$108,392	$124,111	$75,760	$308,263	$226,070		$82,193		$308,263	73%
Derivative receivables				65,759					65,759
Less: Liquid securities and other cash collateral held against derivatives				(14,435)					(14,435)
Total derivative receivables, net of all collateral	13,550	15,935	21,839	51,324	41,104	(f)	10,220	(f)	51,324	80
Lending-related commitments	179,301	255,426	11,505	446,232	353,974		92,258		446,232	79
Subtotal	301,243	395,472	109,104	805,819	621,148		184,671		805,819	77
Loans held-for-sale and loans at fair value(a)				13,301					13,301
Receivables from customers and other				26,744					26,744
Total exposure – net of liquid securities and other cash collateral held against derivatives				$845,864					$845,864
Credit Portfolio Management derivatives net notional by reference entity ratings profile(b)(c)(d)	$(1,149)	$(19,516)	$(7,331)	$(27,996)	$(24,649)		$(3,347)		$(27,996)	88%

(a)	Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not qualify for hedge accounting under U.S. GAAP.

(c)	The notional amounts are presented on a net basis by underlying reference entity and the ratings profile shown is based on the ratings of the reference entity on which protection has been purchased.

(d)
Predominantly all of the credit derivatives entered into by the Firm where it has purchased protection, including Credit Portfolio Management derivatives, are executed with investment grade counterparties.

(e)
The maturity profile of retained loans, lending-related commitments and derivative receivables is based on the remaining contractual maturity. Derivative contracts that are in a receivable position at September 30, 2014, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

(f)	The prior period amounts have been revised to conform with the current period presentation.
Wholesale credit exposure – selected industry exposures
The Firm focuses on the management and diversification of its industry exposures, paying particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, decreased by 13% to $10.6 billion at September 30, 2014, from $12.2 billion at December 31, 2013.

Below are summaries of the top 25 industry exposures as of September 30, 2014, and December 31, 2013. For additional information on industry concentrations, see Note 5 of JPMorgan Chase’s 2013 Annual Report.

						Selected metrics
						30 days or more past due and accruing loans	Year-to-date net charge-offs/ (recoveries)	Credit portfolio manage-ment credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the nine months ended	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
September 30, 2014
(in millions)
Top 25 industries(a)
Real Estate	$94,816	$69,506	$23,455	$1,596	$259	$244	$(12)	$(32)	$(9)
Banks & Finance Cos	62,800	53,338	8,817	580	65	41	(4)	(1,826)	(8,431)
Healthcare	57,594	47,402	9,625	546	21	16	—	(92)	(207)
Oil & Gas	47,546	31,889	15,373	275	9	12	2	(165)	(92)
Asset Managers	39,773	33,635	6,072	66	—	35	(12)	(9)	(3,514)
Consumer Products	37,597	24,714	12,293	567	23	34	(1)	(20)	(1)
Retail & Consumer Services	36,832	19,897	15,824	1,080	31	34	4	(53)	—
State & Municipal Govt(b)	32,317	31,470	746	101	—	20	24	(149)	(98)
Utilities	27,170	23,964	2,919	260	27	—	(1)	(330)	(195)
Technology	22,707	13,302	8,832	553	20	1	—	(235)	—
Central Govt	22,451	22,247	166	38	—	—	—	(11,525)	(1,841)
Machinery & Equipment Mfg	19,672	11,502	7,904	266	—	7	(2)	(131)	(5)
Transportation	16,465	11,534	4,825	100	6	1	(3)	(64)	(107)
Metals/Mining	15,980	8,246	7,178	555	1	8	18	(422)	(16)
Business Services	15,030	8,081	6,684	243	22	9	1	(9)	—
Media	14,056	8,519	5,157	343	37	12	(5)	(69)	(6)
Insurance	13,572	10,661	2,655	77	179	1	—	(76)	(2,272)
Building Materials/Construction	13,377	5,906	6,806	659	6	14	—	(136)	—
Telecom Services	13,194	9,734	3,251	199	10	—	(1)	(827)	(74)
Chemicals/Plastics	12,721	8,707	3,990	24	—	3	(2)	(11)	—
Automotive	12,588	8,019	4,431	138	—	27	(1)	(188)	—
Leisure	8,733	2,899	5,290	408	136	2	—	(5)	(19)
Securities Firms & Exchanges	7,996	5,871	2,111	12	2	23	4	(122)	(228)
Agriculture/Paper Mfg	7,265	4,846	2,272	144	3	27	—	(4)	(4)
Aerospace/Defense	5,888	5,007	857	24	—	—	—	(70)	(4)
All other(c)	205,665	185,016	19,784	617	248	1,392	(23)	(13,956)	(494)
Subtotal	$863,805	$665,912	$187,317	$9,471	$1,105	$1,963	$(14)	$(30,526)	$(17,617)
Loans held-for-sale and loans at fair value	7,077
Receivables from customers and other	29,362
Total	$900,244

								Selected metrics
								30 days or more past due and accruing loans	Full year net charge-offs/ (recoveries)	Credit portfolio manage- ment credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
				Noninvestment-grade
As of or for the year ended	Credit exposure(d)	Investment- grade		Noncriticized		Criticized performing	Criticized nonperforming
December 31, 2013
(in millions)
Top 25 industries(a)
Real Estate	$87,102	$62,964		$21,505		$2,286	$347	$178	$6	$(66)	$(125)
Banks & Finance Cos	66,881	56,675		9,707		431	68	14	(22)	(2,692)	(6,227)
Healthcare	45,910	37,635		7,952		317	6	49	3	(198)	(195)
Oil & Gas	46,934	34,708		11,779		436	11	34	13	(227)	(67)
Asset Managers	33,506	26,991		6,477		38	—	217	(7)	(5)	(3,191)
Consumer Products	34,145	21,100		12,505		537	3	4	11	(149)	(1)
Retail & Consumer Services	25,068	16,101		8,453		492	22	6	—	(91)	—
State & Municipal Govt(b)	35,666	34,563		826		157	120	40	1	(161)	(144)
Utilities	28,983	25,521		3,045		411	6	2	28	(445)	(306)
Technology	21,403	13,787		6,771		825	20	—	—	(512)	—
Central Govt	21,049	20,633		345		71	—	—	—	(10,088)	(1,541)
Machinery & Equipment Mfg	19,078	11,154		7,549		368	7	20	(18)	(257)	(8)
Transportation	13,975	9,683		4,165		100	27	10	8	(68)	—
Metals/Mining	17,434	9,266		7,508		594	66	1	16	(621)	(36)
Business Services	14,601	7,838		6,447		286	30	9	10	(10)	(2)
Media	13,858	7,783		5,658		315	102	6	36	(26)	(5)
Insurance	13,761	10,681		2,757		84	239	—	(2)	(98)	(1,935)
Building Materials/Construction	12,901	5,701		6,354		839	7	15	3	(132)	—
Telecom Services	13,906	9,130		4,284		482	10	—	7	(272)	(8)
Chemicals/Plastics	10,637	7,189		3,211		222	15	—	—	(13)	(83)
Automotive	12,532	7,881		4,490		159	2	3	(3)	(472)	—
Leisure	5,331	2,950		1,797		495	89	5	—	(10)	(14)
Securities Firms & Exchanges	10,035	4,208	(f)	5,806	(f)	14	7	1	(68)	(4,169)	(175)
Agriculture/Paper Mfg	7,387	4,238		3,064		82	3	31	—	(4)	(4)
Aerospace/Defense	6,873	5,447		1,426		—	—	—	—	(142)	(1)
All other(c)	201,298	180,460		19,911		692	235	1,249	(6)	(7,068)	(367)
Subtotal	$820,254	$634,287		$173,792		$10,733	$1,442	$1,894	$16	$(27,996)	$(14,435)
Loans held-for-sale and loans at fair value	13,301
Receivables from customers and other	26,744
Total	$860,299

(a)
The industry rankings presented in the table as of December 31, 2013, are based on the industry rankings of the corresponding exposures at September 30, 2014, not actual rankings of such exposures at December 31, 2013.

(b)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at September 30, 2014, and December 31, 2013, noted above, the Firm held: $9.0 billion and $7.9 billion, respectively, of trading securities; $29.5 billion of available-for-sale (“AFS”) securities at both periods; and $9.2 billion and $920 million, respectively, of HTM securities, issued by U.S. state and municipal governments. For further information, see Note 3 and Note 11.

(c)
All other includes: individuals, private education and civic organizations; SPEs; and holding companies, representing approximately 66%, 20% and 5%, respectively, at September 30, 2014, and 64%, 22% and 5%, respectively, at December 31, 2013.

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
The Firm actively manages its wholesale credit exposure. One way of managing credit risk is through secondary market sales of loans and lending-related commitments. During the nine months ended September 30, 2014 and 2013, the Firm sold $19.1 billion and $11.5 billion, respectively, of loans and lending-related commitments.
The following table presents the change in the nonaccrual loan portfolio for the nine months ended September 30, 2014 and 2013.

Wholesale nonaccrual loan activity
Nine months ended September 30,
(in millions)	2014	2013(a)
Beginning balance	$1,044	$1,717
Additions	633	1,039
Reductions:
Paydowns and other	557	911
Gross charge-offs	106	190
Returned to performing status	156	176
Sales	66	311
Total reductions	885	1,588
Net reductions	(252)	(549)
Ending balance	$792	$1,168

(a)
During 2013, certain loans that resulted from restructurings that were previously classified as performing were reclassified as nonperforming loans. The prior period amounts have been revised to conform with the current period presentation.

The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and nine months ended September 30, 2014 and 2013. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs
(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Loans – reported
Average loans retained	$318,207	$306,008	$314,253	$306,076
Gross charge-offs	29	74	106	190
Gross recoveries	(12)	(48)	(120)	(196)
Net charge-offs/(recoveries)	17	26	(14)	(6)
Net charge-off/(recovery rate)	0.02%	0.03%	(0.01)%	—%

Lending-related commitments
JPMorgan Chase uses lending-related financial instruments, such as commitments (including revolving credit facilities) and guarantees, to meet the financing needs of its customers. The contractual amounts of these financial instruments represent the maximum possible credit risk should the counterparties draw down on these commitments or the Firm fulfills its obligations under these guarantees, and the counterparties subsequently fail to perform according to the terms of these contracts.
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s likely actual future credit exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $230.7 billion and $218.9 billion as of September 30, 2014, and December 31, 2013, respectively.
Derivative contracts
In the normal course of business, the Firm uses derivative instruments predominantly for market-making activities. Derivatives enable clients to manage exposures to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its own credit exposure. For further discussion of derivative contracts, see Note 5.
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	Derivative receivables
	September 30, 2014	December 31, 2013
Interest rate	$30,749	$25,782
Credit derivatives	1,239	1,516
Foreign exchange	21,730	16,790
Equity	9,465	12,227
Commodity	9,270	9,444
Total, net of cash collateral	72,453	65,759
Liquid securities and other cash collateral held against derivative receivables	(17,617)	(14,435)
Total, net of collateral	$54,836	$51,324

Derivative receivables reported on the Consolidated Balance Sheets were $72.5 billion and $65.8 billion at September 30, 2014, and December 31, 2013, respectively. These amounts represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other G7 government bonds) and other cash collateral held by the Firm aggregating $17.6 billion and $14.4 billion at September 30, 2014, and December 31, 2013, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor.
In addition to the collateral described in the preceding paragraph, the Firm also holds additional collateral

(primarily cash, G7 government securities, other liquid government-agency and guaranteed securities, and corporate debt and equity securities) delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Although this collateral does not reduce the balances and is not included in the table above, it is available as security against potential exposure that could arise should the fair value of the client’s derivative transactions move in the Firm’s favor. As of September 30, 2014, and December 31, 2013, the Firm held $31.1 billion and $29.0 billion, respectively, of this additional collateral. The derivative receivables fair value, net of all collateral, also does not include other credit enhancements, such as letters of credit. For additional information on the Firm’s use of collateral agreements, see Note 5.

The following table summarizes the ratings profile by derivative counterparty of the Firm’s derivative receivables, including credit derivatives, net of other liquid securities collateral, for the dates indicated.

Ratings profile of derivative receivables
Rating equivalent	September 30, 2014		December 31, 2013(a)
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
AAA/Aaa to AA-/Aa3	$15,529	28%	$12,953	25%
A+/A1 to A-/A3	13,801	25	12,930	25
BBB+/Baa1 to BBB-/Baa3	17,474	32	15,220	30
BB+/Ba1 to B-/B3	7,164	13	6,806	13
CCC+/Caa1 and below	868	2	3,415	7
Total	$54,836	100%	$51,324	100%

(a)	The prior period amounts have been revised to conform with the current period presentation.
As noted above, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s derivatives transactions subject to collateral agreements – excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity – was 87% as of September 30, 2014, largely unchanged compared with 86% as of December 31, 2013.
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
(in millions)	September 30, 2014	December 31, 2013
Credit derivatives used to manage:
Loans and lending-related commitments	$2,728	$2,764
Derivative receivables	27,798	25,328
Total net protection purchased	30,526	28,092
Total net protection sold	—	96
Credit portfolio management derivatives notional, net	$30,526	$27,996

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.

COMMUNITY REINVESTMENT ACT EXPOSURE
The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of borrowers in all segments of their communities, including neighborhoods with low or moderate incomes. The Firm is a national leader in community development by providing loans, investments and community development services in communities across the United States.
At September 30, 2014, and December 31, 2013, the Firm’s CRA loan portfolio was approximately $21 billion and $18 billion, respectively. At September 30, 2014, and December 31, 2013, 44% and 50%, respectively, of the CRA portfolio were residential mortgage loans; 33% and

26%, respectively, were commercial real estate loans; 14% and 16%, respectively, were business banking loans; and 9% and 8%, respectively, were other loans. CRA nonaccrual loans were 3% of the Firm’s total nonaccrual loans for both September 30, 2014, and December 31, 2013. As a percentage of the Firm’s net charge-offs, net charge-offs in the CRA portfolio were 2% and 1% for each of the three months ended September 30, 2014 and 2013, and 1% and 2%, respectively, for the nine months ended September 30, 2014 and 2013.

ALLOWANCE FOR CREDIT LOSSES
JPMorgan Chase’s allowance for loan losses covers both the consumer (primarily scored) portfolio and wholesale (risk-rated) portfolio. The allowance represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also determines an allowance for wholesale and certain consumer lending-related commitments.
For a further discussion of the components of the allowance for credit losses and related management judgments, see Critical Accounting Estimates Used by the Firm on pages 85–87 of this Form 10-Q and Note 15 of JPMorgan Chase’s 2013 Annual Report.
At least quarterly, the allowance for credit losses is reviewed by the CRO, the CFO and the Controller of the Firm, and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of September 30, 2014, JPMorgan Chase deemed the allowance for credit losses to be appropriate and sufficient to absorb probable credit losses inherent in the portfolio.

The consumer, excluding credit card, allowance for loan losses reflected a reduction from December 31, 2013, primarily due to the continued improvement in home prices and delinquencies in the residential real estate portfolio and the run-off of the student loan portfolio. For additional information about delinquencies and nonaccrual loans in the consumer, excluding credit card, loan portfolio, see Consumer Credit Portfolio on pages 50–57 and Note 13.
The credit card allowance for loan losses reflected a reduction from December 31, 2013, primarily related to a decrease in the asset-specific allowance resulting from increased granularity of the impairment estimates and lower balances related to credit card loans modified in TDRs. For additional information about delinquencies in the credit card loan portfolio, see Consumer Credit Portfolio on pages 50–57 and Note 13.
The wholesale allowance was relatively unchanged, reflecting a generally favorable credit environment and stable credit quality trends.

Summary of changes in the allowance for credit losses
	2014				2013
Nine months ended September 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$8,456	$3,795	$4,013	$16,264	$12,292		$5,501	$4,143	$21,936
Gross charge-offs	1,613	2,882	106	4,601	2,129	(e)	3,461	190	5,780	(e)
Gross recoveries	(629)	(311)	(120)	(1,060)	(637)	(e)	(473)	(196)	(1,306)	(e)
Net charge-offs/(recoveries)	984	2,571	(14)	3,541	1,492		2,988	(6)	4,474
Write-offs of PCI loans(a)	196	—	—	196	—		—	—	—
Provision for loan losses	180	2,371	(183)	2,368	(1,346)		1,588	(130)	112
Other	2	(5)	(3)	(6)	(6)		(4)	7	(3)
Ending balance at September 30,	$7,458	$3,590	$3,841	$14,889	$9,448		$4,097	$4,026	$17,571
Impairment methodology
Asset-specific(b)	$618	$500	$124	$1,242	$689		$1,080	$209	$1,978
Formula-based	3,178	3,090	3,717	9,985	3,798		3,017	3,817	10,632
PCI	3,662	—	—	3,662	4,961		—	—	4,961
Total allowance for loan losses	$7,458	$3,590	$3,841	$14,889	$9,448		$4,097	$4,026	$17,571
Allowance for lending-related commitments
Beginning balance at January 1,	$8	$—	$697	$705	$7		$—	$661	$668
Provision for lending-related commitments	1	—	(70)	(69)	1		—	8	9
Other	—	—	1	1	1		—	(1)	—
Ending balance at September 30,	$9	$—	$628	$637	$9		$—	$668	$677
Impairment methodology
Asset-specific	$—	$—	$68	$68	$—		$—	$71	$71
Formula-based	9	—	560	569	9		—	597	606
Total allowance for lending-related commitments(c)	$9	$—	$628	$637	$9		$—	$668	$677
Total allowance for credit losses	$7,467	$3,590	$4,469	$15,526	$9,457		$4,097	$4,694	$18,248
Memo:
Retained loans, end of period	$288,379	$126,564	$320,361	$735,304	$288,211		$123,672	$310,588	$722,471
Retained loans, average	288,398	124,008	314,253	726,659	289,478		123,422	306,076	718,976
PCI loans, end of period	48,487	—	5	48,492	54,759		—	11	54,770
Credit ratios
Allowance for loan losses to retained loans	2.59%	2.84%	1.20%	2.02%	3.28%		3.31%	1.30%	2.43%
Allowance for loan losses to retained nonaccrual loans(d)	113	NM	583	206	117		NM	424	195
Allowance for loan losses to retained nonaccrual loans excluding credit card	113	NM	583	156	117		NM	424	149
Net charge-off/(recovery) rates	0.46	2.77	(0.01)	0.65	0.69		3.24	—	0.83
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans	1.58	2.84	1.20	1.63	1.92		3.31	1.30	1.89
Allowance for loan losses to retained nonaccrual loans(d)	58	NM	583	155	56		NM	424	140
Allowance for loan losses to retained nonaccrual loans excluding credit card	58	NM	583	105	56		NM	424	94
Net charge-off/(recovery) rates	0.55%	2.77%	(0.01)%	0.70%	0.86%		3.24%	—%	0.90%
Note: In the table above, the financial measures which exclude the impact of PCI loans are non-GAAP financial measures. For additional information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15–16.

(a)
Write-offs of PCI loans are recorded against the allowance for loan losses when actual losses for a pool exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. A write-off of PCI loans is recognized when the underlying loan is removed from a pool (e.g., upon liquidation).

(b)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(c)	The allowance for lending-related commitments is reported in other liabilities on the Consolidated Balance Sheets.

(d)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

(e)	The prior period amounts have been revised to conform with the current period presentation.

Provision for credit losses
For the three and nine months ended September 30, 2014, the provision for credit losses was $757 million and $2.3 billion respectively, compared with a benefit of $543 million and an expense of $121 million respectively, in the prior year periods. The consumer provision for the nine months ended September 30, 2014 reflected a $1.0 billion reduction in the allowance for loan losses, compared with a

$4.2 billion reduction in the prior year period. The decrease in the consumer allowance for loan loss reduction from the prior year was partially offset by lower charge-offs. The wholesale provision for credit losses reflected a generally favorable credit environment and stable credit quality trends.

	Three months ended September 30,						Nine months ended September 30,
	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses		Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Consumer, excluding credit card	$99	$(815)	$—	$—	$99	$(815)	$180	$(1,346)	$1	$1	$181	$(1,345)
Credit card	798	542	—	—	798	542	2,371	1,588	—	—	2,371	1,588
Total consumer	897	(273)	—	—	897	(273)	2,551	242	1	1	2,552	243
Wholesale	(128)	(194)	(12)	(76)	(140)	(270)	(183)	(130)	(70)	8	(253)	(122)
Total provision for credit losses	$769	$(467)	$(12)	$(76)	$757	$(543)	$2,368	$112	$(69)	$9	$2,299	$121

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
Since VaR is based on historical data, it is an imperfect measure of market risk exposure and potential losses, and it is not used to estimate the impact of stressed market conditions or to manage any impact from potential stress events. In addition, based on their reliance on available historical data, limited time horizons, and other factors, VaR measures are inherently limited in their ability to measure certain risks and to predict losses, particularly those associated with market illiquidity and sudden or severe shifts in market conditions. The Firm therefore considers other measures in addition to VaR, such as stress testing, to capture and manage its market risk positions.

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
The Firm’s Risk Management VaR is calculated assuming a one-day holding period and an expected tail-loss methodology which approximates a 95% confidence level. For risk management purposes, the Firm believes this methodology provides a stable measure of VaR that closely aligns to the day-to-day risk management decisions made by the lines of business and provides information to respond to risk events on a daily basis. The Firm also calculates a daily Regulatory VaR which is used to derive the Firm’s regulatory VaR-based capital requirements under Basel III. For further information regarding the key differences between Risk Management VaR and
Regulatory VaR, see page 146 of the 2013 Annual Report. For additional information on Regulatory VaR and the other components of market risk regulatory capital for the Firm (e.g. VaR-based measure, stressed VaR-based measure and the respective backtesting), see JPMorgan Chase’s
Basel III Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website
(http://investor.shareholder.com/jpmorganchase/basel.cfm), and Capital Management on pages 73–79 of this Form 10-Q and pages 160–167 of the 2013 Annual Report.

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level.

Total VaR	Three months ended September 30,																Nine months ended September 30,
	2014						2013						At September 30,				Average
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2014		2013		2014		2013
CIB trading VaR by risk type
Fixed income	$28		$23		$32		$43		$39		$48		$28		$43		$34		$44
Foreign exchange	8		6		13		7		5		9		7		7		8		7
Equities	14		11		19		13		9		19		18		14		14		13
Commodities and other	7		6		9		13		11		17		7		17		9		14
Diversification benefit to CIB trading VaR	(26)	(a)	NM	(b)	NM	(b)	(34)	(a)	NM	(b)	NM	(b)	(28)	(a)	(42)	(a)	(30)	(a)	(33)	(a)
CIB trading VaR	31		24		39		42		36		47		32		39		35		45
Credit portfolio VaR	10		9		14		12		10		14		14		13		11		13
Diversification benefit to CIB VaR	(6)	(a)	NM	(b)	NM	(b)	(9)	(a)	NM	(b)	NM	(b)	(9)	(a)	(8)	(a)	(6)	(a)	(9)	(a)
CIB VaR	35		29		44		45		40		50		37		44		40		49

Mortgage Banking VaR	3		2		5		10		8		14		2		9		9		15
Treasury and CIO VaR	4		3		4		5		4		5		4		5		5		7
Asset Management VaR	3		2		4		4		2		5		2		3		3		4
Diversification benefit to other VaR	(4)	(a)	NM	(b)	NM	(b)	(8)	(a)	NM	(b)	NM	(b)	(3)	(a)	(7)	(a)	(6)	(a)	(10)	(a)
Other VaR	6		5		7		11		9		15		5		10		11		16
Diversification benefit to CIB and other VaR	(5)	(a)	NM	(b)	NM	(b)	(9)	(a)	NM	(b)	NM	(b)	(4)	(a)	(8)	(a)	(7)	(a)	(10)	(a)
Total VaR	$36		$30		$45		$47		$42		$54		$38		$46		$44		$55

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

As presented in the table above, average Total VaR decreased for the three months ended September 30, 2014, when compared with the respective 2013 period. The decrease was primarily due to risk reduction in CIB and Mortgage Banking. CIB VaR decreased due to risk reduction of the synthetic credit portfolio and lower risk exposures across other portfolios including reduced risk positions in Commodities. Mortgage Banking VaR decreased as a result of reduced exposures due to lower loan origination and Mortgage Servicing exposure. Additionally, volatility in the historical one-year look-back period was significantly lower during the third quarter of 2014 versus the same period in 2013.
The average Total VaR for the nine months ended September 30, 2014 decreased from the respective 2013 period. The decrease was primarily driven by the risk reduction in CIB and Mortgage Banking as well as lower volatility in the historical one-year look-back period.
The Firm’s average Total VaR diversification benefit was $5 million or 14% of the sum for the three months ended September 30, 2014, compared with $9 million or 19% of the sum for the comparable 2013 period. In general, over the course of the year, VaR exposure can vary significantly as positions change, market volatility fluctuates and diversification benefits change.

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
The following chart compares the daily market risk-related gains and losses on the Firm’s Risk Management positions during the nine months ended September 30, 2014, under the revised definition. As the chart presents market risk-related gains and losses related to those positions included in the Firm’s Risk Management VaR, the results in the table below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to covered positions. The chart shows that for the nine months ended September 30, 2014, the Firm observed one VaR band break and posted gains on 133 of the 194 days in this period. The Firm observed one VaR band break and posted gains on 43 of the 66 days in the third quarter of 2014.

Daily Market Risk-Related Gains and Losses
vs. Risk Management VaR (1-day, 95% Confidence level)
Nine months ended September 30,2014
($millions)
Market Risk-Related Gains and Losses
Risk Management VaR
100
80
60
40
20
-
(20)
(40)
(60)
(80)
(100)
First Quarter 2014
Second Quarter 2014
Third Quarter 2014

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

JPMorgan Chase’s 12-month pretax core net interest income sensitivity profiles.
(Excludes the impact of trading activities and MSRs)
	Instantaneous change in rates
(in millions)	+200bps	+100bps	-100bps		-200bps
September 30, 2014	$4,360	$2,663	NM	(a)	NM	(a)

(a)
Downward 100- and 200-basis-points parallel shocks result in a federal funds target rate of zero and negative three- and six-month Treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful.

The Firm’s benefit to rising rates is largely a result of reinvesting at higher yields and assets re-pricing at a faster pace than deposits.
Additionally, another interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month pretax core net interest income benefit of $459 million. The increase in core net interest income under this scenario reflects the Firm reinvesting at the higher long-term rates, with funding costs remaining unchanged.

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

Top 20 country exposures
	September 30, 2014
(in billions)	Lending(a)	Trading and investing(b)(c)	Other(d)	Total exposure
United Kingdom	$27.8	$36.4	$1.8	$66.0
Germany	19.1	21.2	0.3	40.6
Netherlands	6.2	20.0	2.8	29.0
France	11.8	14.4	0.2	26.4
Canada	16.2	5.5	0.6	22.3
China	12.3	7.1	0.5	19.9
Australia	6.8	11.8	—	18.6
Switzerland	7.3	2.1	2.5	11.9
Hong Kong	3.7	4.9	3.1	11.7
Brazil	6.4	5.2	—	11.6
Japan	5.2	5.7	0.3	11.2
India	4.8	5.7	0.5	11.0
Korea	4.5	5.0	0.1	9.6
Spain	3.7	3.0	0.1	6.8
Italy	2.9	3.1	0.1	6.1
Singapore	3.1	1.8	1.0	5.9
Mexico	2.0	3.1	0.3	5.4
Taiwan	2.4	3.0	—	5.4
Luxembourg	2.8	1.3	1.2	5.3
Belgium	2.2	2.7	—	4.9

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
The Firm’s country exposure to Russia was $4.5 billion at September 30, 2014. The Firm is closely monitoring events in the region, and assessing the impact of current and potential new sanctions on Russia and potential counter-measures such as capital controls. The Firm is also focused on possible contagion effects, via trade, financial or political channels.

OPERATIONAL RISK MANAGEMENT
Operational risk is the risk of loss resulting from inadequate or failed processes or systems, including human errors, or due to external events that are neither market- nor credit-related. Operational Risk is inherent in each of the Firm’s businesses and Corporate functions, and it can manifest itself in various ways including errors, fraudulent acts, business interruptions, and inappropriate behavior of employees or vendors. These events could result in financial losses, including litigation and regulatory fines, as well as other damage to the Firm, including reputational harm. To monitor and control operational risk, the Firm maintains an overall framework that includes oversight and governance, risk self-assessment, capital measurement, and reporting and monitoring. Risk Management is responsible for prescribing to the lines of business and corporate functions critical elements of this framework, including governance, risk self-assessment and reporting and monitoring. The lines of business and corporate functions are responsible for implementing these aspects of the framework. The framework is intended to enable the Firm to function with a sound and well-controlled operational environment. For a further discussion of JPMorgan Chase’s Operational Risk Management, see pages 155–157 of JPMorgan Chase’s 2013 Annual Report.
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
For information related to operational risk RWA, see Regulatory capital on pages 73–77.
Cybersecurity
The Firm devotes significant resources to maintain and regularly update its systems and processes that are designed to protect the security of the Firm’s computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. For full year 2014, the Firm will have spent more than $250 million, with approximately 1,000 people focused on cybersecurity efforts, and these efforts are expected to grow significantly over the coming years.
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
The Firm and several other U.S. financial institutions have experienced significant distributed denial-of-service attacks from technically sophisticated and well-resourced unauthorized parties which are intended to disrupt online banking services. The Firm is also regularly targeted by unauthorized parties using malicious code and viruses, and has also experienced other attempts to breach the security of the Firm’s systems and data.
On September 10, 2014, the Firm disclosed that a cyberattack against the Firm had occurred. On October 2, 2014, the Firm updated that information and disclosed that:

•	User contact information - name, address, phone number and email address - and internal JPMorgan Chase information relating to such users - had been compromised.

•	The compromised data impacted approximately 76 million households and 7 million small businesses.

•	JPMorgan Chase customers are not liable for unauthorized transactions on their account related to this matter that they promptly alert the Firm to.

As of the October 2, 2014 announcement, as well as of the date of this Form 10-Q, the Firm confirmed it was not aware of any evidence that account information for such affected customers - account numbers, passwords, user IDs, dates of birth or Social Security numbers - was compromised during this attack. In addition, as of the October 2, 2014 announcement, as well as of the date of this Form 10-Q, the Firm has not seen any unusual customer fraud related to this incident. The Firm continues to vigilantly monitor the situation. In addition, the Firm is fully cooperating with government agencies in connection with their investigation of the incident.
The Firm has established, and continues to establish, defenses on an ongoing basis to mitigate this and other possible future attacks, and the cyberattacks experienced to date have not resulted in any material disruption to the Firm’s operations or had a material adverse effect on the Firm’s results of operations. The Board of Directors and the Audit Committee are regularly apprised regarding the cybersecurity policies and practices of the Firm as well as this attack and other significant cybersecurity events.
These attacks highlight the need for continued and increased cooperation among businesses and the government, and the Firm continues to work with the appropriate government agencies and other businesses, including the Firm’s third-party service providers, to continue to enhance defenses and improve resiliency to cybersecurity threats.

CAPITAL MANAGEMENT
The following discussion of JPMorgan Chase’s capital management highlights developments since December 31, 2013, and should be read in conjunction with the Capital Management section at pages 160–167 of JPMorgan Chase’s 2013 Annual Report.
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
The U.S. capital requirements follow the Capital Accord of the Basel Committee, as amended from time to time. Prior to January 1, 2014, the Firm and its banking subsidiaries were subject to the capital requirements of Basel I and Basel 2.5. Effective January 1, 2014, the Firm became subject to Basel III (which incorporates Basel 2.5).
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
Definition of capital
Basel III revises Basel I and II by narrowing the definition of capital and increasing the capital requirements for specific exposures. Under Basel III, CET1 capital predominantly includes common stockholders’ equity (including capital for AOCI related to debt and equity securities classified as AFS as well as for defined benefit pension and other postretirement employee benefit (“OPEB”) plans), less certain deductions for goodwill, MSRs and deferred tax assets that arise from net operating loss and tax credit carryforwards. Tier 1 capital is predominantly comprised of CET1 capital as well as perpetual preferred stock. Tier 2 capital includes long-term debt qualifying as Tier 2 and qualifying allowance for credit losses. The revisions to CET1 capital, Tier 1 capital and Tier 2 capital are subject to phase-in periods commencing January 1, 2014, through the end of 2018, and during that period, CET1 capital, Tier 1 capital and Tier 2 capital represent Basel III Transitional capital.
Risk-weighted assets
Basel III establishes two comprehensive methodologies for calculating RWA, a Standardized approach and an Advanced approach. Key differences in the calculation of RWA between the Standardized and Advanced approaches include: (1) for Basel III Advanced, credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas for Basel III Standardized, RWA is generally based on supervisory risk-weightings which vary primarily by counterparty type and asset class; and (2) Basel III Advanced includes RWA for operational risk, whereas Basel III Standardized does not. In addition to the RWA calculated under these methodologies, the Firm may supplement such amounts to incorporate management judgment and feedback from its bank regulators.

Supplementary leverage ratio (“SLR”)
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to calculate a SLR. The SLR, a non-GAAP financial measure, is defined as Tier 1 capital under Basel III divided by the Firm’s total leverage exposure. Total leverage exposure is calculated by taking the Firm’s total average on-balance sheet assets, less amounts permitted to be deducted for Tier 1 capital, and adding off-balance sheet exposures, such as undrawn commitments and derivatives potential future exposure.

On September 3, 2014, the U.S. banking regulators adopted a final rule for the calculation of the SLR. The U.S. final rule requires public disclosure of the SLR beginning January 1, 2015, and also requires U.S. bank holding companies, including the Firm, to have a minimum SLR of at least 5% and insured depository institution (“IDI”) subsidiaries, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., to have a minimum SLR of at least 6%, both beginning January 1, 2018. The impact of the implementation of the U.S. final rule is expected to be minimal for the Firm and its IDI subsidiaries.

Capital ratios
The basis to calculate the Firm’s capital ratios (both risk-based and leverage) under Basel III during the transitional period and when fully phased-in are shown in the table below.

	Transitional period			Fully Phased-In
	2014	2015 – 2017	2018	2019+

Capital (Numerator)	Basel III Transitional Capital(a)			Basel III Capital

RWA (Denominator)	Standardized Approach	Basel I with 2.5(b)	Basel III Standardized

	Advanced Approach	Basel III Advanced

Leverage (Denominator)	Tier 1 Leverage	Adjusted average assets(c)

	Supplementary leverage		Adjusted average assets(c) + off-balance sheet exposures

(a)	Trust preferred securities (“TruPS”) are to be phased out from inclusion in Basel III Capital commencing January 1, 2014, through the end of 2021.

(b)	Defined as Basel III Standardized Transitional for 2014. Beginning January 1, 2015, Basel III Standardized RWA will be calculated under the Basel III definition of the Standardized Approach.

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
Basel III also establishes a minimum 6.5% CET1 standard for the definition of “well capitalized” under the Prompt

Corrective Action (“PCA”) requirements of the FDIC Improvement Act (“FDICIA”). The CET1 standard is effective beginning with the first quarter of 2015.
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
The following table presents the estimated Basel III Advanced Fully Phased-In Capital ratios for JPMorgan Chase at September 30, 2014. Also included in the table are the regulatory minimum ratios currently expected to be in effect beginning January 1, 2019.

	Basel III Advanced Fully Phased-In
	September 30, 2014		Fully phased-in minimum capital ratios(b)	Fully phased-in well-capitalized ratios(c)
Risk-based capital ratios:
CET1 capital	10.1%		9.5%	6.5%
Tier 1 capital	11.3		11.0	8.0
Total capital	12.4		13.0	10.0
Leverage ratio:
Tier 1	7.6		4.0	5.0
SLR	5.5	(a)	3.0	5.0

(a)	Reflects the U.S. final rule issued on September 3, 2014.

(b)	Represents the minimum capital ratios applicable to the Firm under fully phased-in Basel III rules.

(c)	Represents the minimum Basel III Fully Phased-In capital ratios applicable to the Firm under the PCA requirements of FDICIA.

A reconciliation of total stockholders’ equity to Basel III Advanced Fully Phased-In CET1 capital, Tier 1 capital and Total qualifying capital is presented in the table below.

Risk-based capital components and assets
Basel III Advanced Fully Phased-In
(in millions)	September 30, 2014
Total stockholders’ equity	$231,277
Less: Preferred stock	20,063
Common stockholders’ equity	211,214
Less:
Goodwill(a)	45,117
Other intangible assets(a)	1,136
Other CET1 capital adjustments	1,793
CET1 capital	163,168
Preferred stock	20,063
Less:
Other Tier 1 adjustments	133
Total Tier 1 capital	183,098
Long-term debt and other instruments qualifying as Tier 2 capital	16,504
Qualifying allowance for credit losses	1,345
Other	(112)
Total Tier 2 capital	17,737
Total capital	$200,835
Credit risk RWA	$1,040,268
Market risk RWA	172,946
Operational risk RWA	400,000
Total RWA	$1,613,214
SLR leverage exposure(b)	$3,317,417

(a)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

(b)	Reflects the U.S. final rule issued on September 3, 2014.

Capital rollforward
The following table presents the changes in CET1 capital, Tier 1 capital and Tier 2 capital for the nine months ended September 30, 2014. Under Basel I CET1 represents Tier 1 common capital.

Nine months ended September 30, (in millions)	2014
Basel I CET1 capital at December 31, 2013	$148,887
Effect of rule changes(a)	2,315
Basel III Advanced Fully Phased-In CET1 capital at December 31, 2013	151,202
Net income applicable to common equity	16,032
Dividends declared on common stock	(4,554)
Net purchase of treasury stock	(1,583)
Changes in capital surplus	(768)
Changes related to AOCI	1,998
Adjustment related to FVA/DVA on structured notes and OTC derivatives	495
Other	346
Increase in CET1 capital	11,966
Basel III Advanced Fully Phased-In CET1 capital at September 30, 2014	$163,168

Basel I Tier 1 capital at December 31, 2013	$165,663
Effect of rule changes(b)	(3,295)
Basel III Advanced Fully Phased-In Tier 1 capital at December 31, 2013	162,368
Change in CET1 capital	11,966
Net issuance of noncumulative perpetual preferred stock	8,905
Other	(141)
Increase in Tier 1 capital	20,730
Basel III Advanced Fully Phased-In Tier 1 capital at September 30, 2014	$183,098

Basel I Tier 2 capital at December 31, 2013	$33,623
Effect of rule changes(c)	(11,644)
Basel III Advanced Fully Phased-In Tier 2 capital at December 31, 2013	21,979
Change in long-term debt and other instruments qualifying as Tier 2	(191)
Change in allowance for credit losses	(3,984)
Other	(67)
Decrease in Tier 2 capital	(4,242)
Basel III Advanced Fully Phased-In Tier 2 capital at September 30, 2014	$17,737
Basel III Advanced Fully Phased-In Total capital at September 30, 2014	$200,835

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

RWA rollforward
The following table presents changes in the components of RWA under Basel III Advanced Fully Phased-In for the nine months ended September 30, 2014. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Nine Months ended September 30, 2014
(in billions)	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
Basel I RWA at December 31, 2013	$1,223	$165	NA	$1,388
Effect of rule changes(a)	(168)	(4)	375	203
Basel III Advanced Fully Phased-In RWA at December 31, 2013	1,055	161	375	1,591
Model & data changes(b)	31	37	25	93
Portfolio runoff(c)	(13)	(22)	—	(35)
Movement in portfolio levels(d)	(33)	(3)	—	(36)
Increase in RWA	(15)	12	25	22
Basel III Advanced Fully Phased-In RWA at September 30, 2014	$1,040	$173	$400	$1,613

(a)
Effect of rule changes refers to movements in levels of RWA as a result of changing to calculating RWA under the Basel III Advanced Fully Phased-In rules. See Regulatory capital on pages 73–77 for additional information on the calculation of RWA under Basel III.

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

Basel III Transitional
Basel III Transitional capital requirements became effective on January 1, 2014, and remain in effect until Basel III becomes fully phased-in at the end of 2018. The following table presents a reconciliation of the Firm’s estimated Basel III Fully Phased-In CET1 capital to the Firm’s Basel III Transitional CET1 capital as of September 30, 2014.

September 30, 2014 (in millions, except ratios)
Estimated Basel III Fully Phased-In CET1 capital	$163,168
Adjustments related to AOCI(a)	(2,767)
Adjustment for deferred tax assets related to net operating loss and foreign tax credit carryforwards	572
All other adjustments(b)	1,827
Basel III Transitional CET1 capital	$162,800
Basel III Advanced Transitional RWA(c)	$1,598,788

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

The following table presents the regulatory capital ratios as of September 30, 2014, under Basel III Standardized Transitional and Basel III Advanced Transitional. Also included in the table are the regulatory minimum ratios in effect as of September 30, 2014.

	September 30, 2014
	Basel III Standardized Transitional	Basel III Advanced Transitional	Minimum capital ratios(b)	Well-capitalized ratios(c)
Risk-based capital ratios(a):
CET1 capital	11.1%	10.2%	4.0%	NA	(d)
Tier 1 capital	12.6	11.5	5.5	6.0%
Total capital	15.0	12.8	8.0	10.0
Leverage ratio:
Tier 1 leverage	7.6	7.6	4.0	5.0

(a)	The lower of the Standardized Transitional or Advanced Transitional ratio represents the Collins Floor.

(b)	Represents the minimum capital ratios for 2014 currently applicable to the Firm under Basel III.

(c)	Represents the minimum capital ratios for 2014 currently applicable to the Firm under the PCA requirements of the FDICIA.

(d)
In addition to the 2014 well-capitalized standards, beginning January 1, 2015, Basel III Transitional CET1 capital, and the Basel III Standardized Transitional and the Basel III Advanced Transitional CET1 capital ratios become relevant capital measures under the prompt corrective action requirements defined by the regulations.

At September 30, 2014, JPMorgan Chase maintained Basel III Standardized Transitional and Basel III Advanced Transitional capital ratios in excess of the well-capitalized standards established by the Federal Reserve.
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
Supplementary leverage ratio
The Firm estimates that under the U.S. final rule, if in effect at September 30, 2014, the Firm’s SLR would have been approximately 5.5% and JPMorgan Chase Bank, N.A.’s and Chase Bank USA, N.A.’s SLRs would have been approximately 5.7% and 8.0%, respectively, at that date.
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
On March 26, 2014, the Federal Reserve informed the Firm that it did not object, on either a quantitative or qualitative basis, to the Firm’s 2014 capital plan. For information on actions taken by the Firm’s Board of Directors following the 2014 CCAR results, see Capital Actions on pages 78-79.
Regulatory capital outlook
During the third quarter of 2014 the Firm reached its Basel III Advanced Fully Phased-In CET1 ratio and SLR targets. The Firm expects to continue to accrete capital in the near-term which it expects will enable it to maintain the Basel III Advanced Fully Phased-In CET1 capital ratio at or in excess of 10.5%. The Firm believes its current capital levels enable it to retain market access, continue its strategy to invest in and grow its businesses and maintain flexibility to distribute excess capital. The Firm’s capital targets take into consideration the U.S. Basel III requirements. The Firm’s capital targets are subject to revision in the future as a result of changes that may be introduced by bank regulatory agencies to the required minimum ratios to which the Firm is subject. The Firm intends to manage its capital so that it achieves regulatory required capital levels and composition in line with required timetables.
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

Line of business equity
(in billions)	September 30, 2014	December 31, 2013
Consumer & Community Banking	$51.0	$46.0
Corporate & Investment Bank	61.0	56.5
Commercial Banking	14.0	13.5
Asset Management	9.0	9.0
Corporate/Private Equity	76.2	75.0
Total common stockholders’ equity	$211.2	$200.0

Line of business equity	Quarterly average
(in billions)	3Q14	4Q13	3Q13
Consumer & Community Banking	$51.0	$46.0	$46.0
Corporate & Investment Bank	61.0	56.5	56.5
Commercial Banking	14.0	13.5	13.5
Asset Management	9.0	9.0	9.0
Corporate/Private Equity	74.6	71.4	72.2
Total common stockholders’ equity	$209.6	$196.4	$197.2
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
The Firm’s current expectation is to continue to target a payout ratio of approximately 30% of normalized earnings over time. Following the Federal Reserve’s release of the 2014 CCAR results, on May 20, 2014, the Board of Directors increased the quarterly common stock dividend from $0.38 to $0.40 per share, effective beginning with the dividend paid on July 31, 2014, to stockholders of record on July 3, 2014.

At September 30, 2014, the Firm had outstanding 59.8 million warrants to purchase shares of common stock of the Firm. The warrants are exercisable, in whole or in part, at any time and from time to time until October 28, 2018. The number of shares issuable upon the exercise of each warrant and the exercise price are subject to adjustment upon the occurrence of certain events, including, but not limited to, the extent regular quarterly cash dividends exceed $0.38 per share. The initial exercise price of the warrants was $42.42 per share. As a result of the increase in the Firm’s common stock dividend to $0.40 per share commencing with the second quarter of 2014, the exercise price of the warrants has been adjusted each quarter. On October 2, 2014, the Firm announced, in accordance with the terms of the warrants, that the warrant exercise price would be $42.391 per share as of the close of business on October 6, 2014, as a result of the declaration by the Board of Directors on September 16, 2014 of a quarterly dividend of $0.40 per share on the outstanding shares of the Firm’s common stock. The dividend is payable on October 31, 2014, to stockholders of record at the close of business on October 6, 2014. This dividend declaration did not result in a change in the number of shares issuable upon the exercise of each warrant.
For information regarding dividend restrictions, see Note 22 and Note 27 of JPMorgan Chase’s 2013 Annual Report.
Preferred stock
During the three and nine months ended September 30, 2014, the Firm issued $1.6 billion and $8.9 billion, respectively, of noncumulative preferred stock. Preferred stock dividends declared were $304 million and $799 million for the three and nine months ended September 30, 2014, respectively. Assuming all preferred stock issuances were outstanding for the entire period and quarterly dividends were declared on such issuances, preferred stock dividends would have been $324 million for the three months ended September 30, 2014. For additional information on the Firm’s preferred stock, see Note 22 of JPMorgan Chase’s 2013 Annual Report and Note 2 of this Form 10-Q.
Common equity
On March 13, 2012, the Board of Directors authorized a $15.0 billion common equity (i.e., common stock and warrants) repurchase program. The amount of equity that may be repurchased by the Firm is also subject to the amount that is set forth in the Firm’s annual capital plan submitted to the Federal Reserve as part of the CCAR process. In conjunction with the Federal Reserve’s release of its 2014 CCAR results, the Firm’s Board of Directors has authorized the Firm to repurchase $6.5 billion of common equity between April 1, 2014, and March 31, 2015. As of September 30, 2014, $3.6 billion (on a trade-date basis) of such repurchase capacity remains. This authorization includes shares repurchased to offset issuances under the Firm’s equity-based compensation plans.

The following table sets forth the Firm’s repurchases of common equity for the three and nine months ended September 30, 2014 and 2013, on a trade-date basis. As of September 30, 2014, $5.3 billion (on a trade-date basis) of authorized capacity remained under the $15.0 billion repurchase program. There were no warrants repurchased during the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Total shares of common stock repurchased	25	13	58	91
Aggregate common stock repurchases	$1,472	$698	$3,334	$4,499
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
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At September 30, 2014, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $13.6 billion, exceeding the minimum requirement by $11.4 billion, and JPMorgan Clearing’s net capital was $8.0 billion, exceeding the minimum requirement by $6.0 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of September 30, 2014, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
J.P. Morgan Securities plc is a wholly owned subsidiary of JPMorgan Chase Bank, N.A. and is the Firm’s principal operating subsidiary in the U.K. It has authority to engage in banking, investment banking and broker-dealer activities. J.P. Morgan Securities plc is jointly regulated by the U.K. Prudential Regulation Authority (“PRA”) and Financial Conduct Authority (“FCA”). Commencing January 1, 2014, J.P. Morgan Securities plc became subject to the U.K. Basel III capital rules. At September 30, 2014, J.P. Morgan Securities plc had estimated total capital of $28.6 billion and its estimated CET1 capital ratio of 8.8% and estimated Total capital ratio of 11.8% both exceeded the minimum standards applicable under European Union (“EU”)/U.K. Basel III capital rules (5.1% and 9.1%, respectively), including all required add-ons applied by the U.K. PRA.

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
Management considers the Firm’s liquidity position to be strong as of September 30, 2014, and believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.
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
On September 3, 2014, the U.S. banking regulators approved the final LCR rule (“U.S. LCR”). The final U.S. LCR rule is generally consistent with the previously proposed U.S. rule released in October 2013, and is more conservative than the Basel III LCR rule for large banks and bank holding companies. The U.S. LCR will become effective on January 1, 2015, with a minimum requirement of 80% increasing by 10% each year until reaching 100% at January 1, 2017. At September 30, 2014, the Firm was compliant with the fully phased-in U.S. LCR based on its current understanding of the final rule.
The Firm’s LCR may fluctuate from period-to-period due to normal flows from client activity.

Funding
Sources of funds
The Firm funds its global balance sheet through diverse sources of funding, including a stable deposit franchise as well as secured and unsecured funding in the capital markets. The Firm’s loan portfolio, aggregating approximately $743.3 billion at September 30, 2014, is funded with a portion of the Firm’s deposits aggregating approximately $1,334.5 billion at September 30, 2014, and through securitizations and, with respect to a portion of the Firm’s real estate-related loans, with secured borrowings from the Federal Home Loan Banks. Deposits in excess of the amount utilized to fund loans are primarily invested in the Firm’s investment securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics. Capital markets secured financing assets and trading assets are primarily funded by the Firm’s capital markets secured financing liabilities, trading liabilities and a portion of the Firm’s long-term debt and equity.
In addition to funding capital markets assets, proceeds from the Firm’s debt and equity issuances are used to fund certain loans, and other financial and non-financial assets, or may be invested in the Firm’s investment securities portfolio. See the discussion below for additional disclosures relating to Deposits, Short-term funding, and Long-term funding and issuance.
Deposits
A key strength of the Firm is its diversified deposit franchise, through each of its lines of business, which provides a stable source of funding and limits reliance on the wholesale funding markets. The Firm’s loans-to-deposits ratio was 56% and 57% at September 30, 2014, and December 31, 2013, respectively.
As of September 30, 2014, total deposits for the Firm were $1,334.5 billion, compared with $1,287.8 billion at December 31, 2013 (58% of total liabilities at both September 30, 2014, and December 31, 2013). The increase was attributable to both higher consumer and wholesale deposits. For further information, see Balance Sheet Analysis on pages 11–12.

The Firm typically experiences higher customer deposit inflows at period-ends. Therefore, the Firm believes average deposit balances are more representative of deposit trends. The table below summarizes, by line of business, the deposits balance as of September 30, 2014, and December 31, 2013, respectively, as well as average deposits for the three and nine months ended September 30, 2014 and 2013, respectively.

	September 30, 2014	December 31, 2013	Three months ended September 30,		Nine months ended September 30,
Deposits			Average		Average
(in millions)			2014	2013	2014	2013
Consumer & Community Banking	$493,249	$464,412	$492,022	$456,940	$483,297	$450,677
Corporate & Investment Bank	468,514	446,237	419,720	387,757	411,189	371,588
Commercial Banking	205,921	206,127	191,555	183,257	188,913	182,437
Asset Management	150,268	146,183	151,240	138,742	149,480	138,251
Corporate/Private Equity	16,582	24,806	15,138	29,991	19,865	28,608
Total Firm	$1,334,534	$1,287,765	$1,269,675	$1,196,687	$1,252,744	$1,171,561
A significant portion of the Firm’s deposits are consumer deposits (37% and 36% at September 30, 2014, and December 31, 2013, respectively), which are considered more stable as they are less sensitive to interest rate changes or market volatility. Additionally, the majority of the Firm’s wholesale deposits are also considered to be stable sources of funding since they are generated from customers that maintain operating service relationships with the Firm. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 17–47 and pages 11–12, respectively.
The following table summarizes short-term and long-term funding, excluding deposits, as of September 30, 2014, and December 31, 2013, and average balances for the three and nine months ended September 30, 2014 and 2013, respectively. For additional information, see the Balance Sheet Analysis on pages 11–12 and Note 12.

	September 30, 2014	December 31, 2013	Three months ended September 30,		Nine months ended September 30,
Sources of funds (excluding deposits)			Average		Average
(in millions)			2014	2013	2014	2013
Commercial paper:
Wholesale funding	$21,174	$17,249	$18,289	$17,917	$18,622	$18,254
Client cash management	38,786	40,599	41,070	35,370	40,648	35,334
Total commercial paper	$59,960	$57,848	$59,359	$53,287	$59,270	$53,588

Other borrowed funds	$31,892	$27,994	$33,154	$30,815	$31,782	$30,672

Securities loaned or sold under agreements to repurchase:
Securities sold under agreements to repurchase	$174,769	$155,808	$190,886	$200,989	$182,690	$217,143
Securities loaned	20,036	19,509	19,983	25,023	22,109	26,725
Total securities loaned or sold under agreements to repurchase(a)(b)(c)	$194,805	$175,317	$210,869	$226,012	$204,799	$243,868

Total senior notes	$139,465	$135,754	$139,509	$137,643	$138,984	$137,973
Trust preferred securities	5,474	5,445	5,476	5,463	5,467	7,757
Subordinated debt	29,352	29,578	29,230	28,531	29,228	27,487
Structured notes	30,371	28,603	30,837	29,251	30,067	30,034
Total long-term unsecured funding	$204,662	$199,380	$205,052	$200,888	$203,746	$203,251

Credit card securitization	$28,939	$26,580	$28,814	$27,753	$28,587	$28,176
Other securitizations(d)	2,071	3,253	2,489	3,445	2,958	3,557
FHLB advances	59,999	61,876	57,598	58,616	60,016	54,520
Other long-term secured funding(e)	4,060	6,633	3,989	5,892	5,307	5,776
Total long-term secured funding	$95,069	$98,342	$92,890	$95,706	$96,868	$92,029

Preferred stock(f)	$20,063	$11,158	$18,602	$11,953	$15,992	$10,894
Common stockholders’ equity(f)	$211,214	$200,020	$209,621	$197,232	$205,888	$196,425

(a)	Excludes federal funds purchased.

(b)
Excluded long-term structured repurchase agreements of $2.6 billion and $4.6 billion as of September 30, 2014, and December 31, 2013, respectively, and average balance of $2.6 billion and $4.8 billion for the three months ended September 30, 2014 and 2013, respectively, and $3.8 billion for the nine months ended September 30, 2014, and 2013.

(c)
Excluded long-term securities loaned of $483 million as of December 31, 2013; there were no long-term securities loaned as of, or for the three months ended, September 30, 2014. Excluded average balance of $464 million for the three months ended September 30, 2013, and $32 million and $458 million for the nine months ended September 30, 2014 and 2013, respectively.

(d)
Other securitizations includes securitizations of residential mortgages and student loans. The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table.

(e)	Includes long-term structured notes which are secured.

(f)
For additional information on preferred stock and common stockholders’ equity see Capital Management on pages 73–79 and the Consolidated Statements of Changes in Stockholders’ Equity on page 93 of this Form 10-Q, and Note 22 and Note 23 of JPMorgan Chase’s 2013 Annual Report.

Short-term funding
A significant portion of the Firm’s total commercial paper liabilities, approximately 65% as of September 30, 2014, are not sourced from wholesale funding markets, but were originated from deposits that customers choose to sweep into commercial paper liabilities as a cash management program offered to customers of the Firm.
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. Securities loaned or sold under agreements to repurchase are secured predominantly by high-quality securities collateral, including government-issued debt, agency debt and agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under purchase agreements. The amount of securities loaned or sold under agreements to repurchase at September 30, 2014, compared with the balance at December 31, 2013, increased due to higher financing of the Firm’s trading assets-debt and equity instruments and a change in the mix of the Firm’s funding sources. The increase was partially offset by client activity. The decrease in average balances for the three months ended September 30, 2014, compared with September 30, 2013, was predominantly due to less secured financing of the Firm’s investment securities portfolio, partially offset by higher financing of the Firm’s trading asset-debt and equity instruments, as well as a change in the mix of the Firm’s funding sources. The decrease in average balances for the nine months ended September 30, 2014, compared with September 30, 2013, was primarily driven by lower secured financing of both the Firm’s trading assets - debt and equity instruments and investment securities portfolio, and a change in the mix of the Firm’s funding sources. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment securities and market-making portfolios); and other market and portfolio factors.
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

The majority of the Firm’s long-term unsecured funding is issued by the parent holding company to provide maximum flexibility in support of both bank and nonbank subsidiary funding. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three months and nine months ended September 30, 2014 and 2013. For additional information, see Note 21 of JPMorgan Chase’s 2013 Annual Report.

Long-term unsecured funding	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Issuance
Senior notes issued in the U.S. market	$—	$1,002	$13,478	$19,834
Senior notes issued in non-U.S. markets	1,953	13	7,419	6,787
Total senior notes	1,953	1,015	20,897	26,621
Subordinated debt	2,984	745	2,984	2,734
Structured notes	5,255	3,782	15,560	13,446
Total long-term unsecured funding – issuance	$10,192	$5,542	$39,441	$42,801

Maturities/redemptions
Total senior notes	$4	$4,559	$17,404	$18,072
Trust preferred securities	—	—	—	5,052
Subordinated debt	2,000	—	2,600	2,417
Structured notes	4,506	3,673	13,356	13,151
Total long-term unsecured funding – maturities/redemptions	$6,510	$8,232	$33,360	$38,692

On September 18, 2014, the Firm announced it would redeem $1.7 billion of subordinated debt in the fourth quarter of 2014. From October 1, 2014, through November 3, 2014, the Firm issued $2.0 billion of senior notes.
The Firm raises secured long-term funding through securitization of consumer credit card loans and advances from the Federal Home Loan Banks (“FHLBs”). It may also in the future raise long-term funding through securitization of residential mortgages, auto loans and student loans, which would increase funding and investor diversity.

The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemption for the three and nine months ended September 30, 2014 and 2013, respectively.

	Three months ended September 30,				Nine months ended September 30,
Long-term secured funding	Issuance		Maturities/Redemptions		Issuance		Maturities/Redemptions
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Credit card securitization	$500	$1,675	$—	$3,857	$6,050	$6,435	$3,774	$10,122
Other securitizations(a)	—	—	61	110	—	—	246	330
FHLB advances	5,750	—	6,135	3,103	6,750	19,550	8,625	3,809
Other long-term secured funding	$131	$292	$62	$17	$464	$487	$3,058	$133
Total long-term secured funding	$6,381	$1,967	$6,258	$7,087	$13,264	$26,472	$15,703	$14,394

(a)	Other securitizations includes securitizations of residential mortgages and student loans.

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
HQLA
HQLA is the estimated amount of assets that qualify for inclusion in the U.S. LCR. HQLA primarily consists of cash and certain unencumbered high quality liquid assets as defined in the rule.
As of September 30, 2014, HQLA was estimated to be approximately $572 billion, as determined under the U.S. LCR rule, compared with $522 billion as of December 31, 2013, which was calculated using the Basel Committee’s definition of HQLA. The increase in HQLA was due to higher cash balances largely driven by higher deposit balances and preferred stock issuances, partially offset by the impact of the application of the U.S. LCR rule which excludes certain types of securities that are permitted under the Basel Rules. HQLA may fluctuate from period-to-period primarily due to normal flows from client activity.

The following table presents the estimated HQLA included in the U.S. LCR broken out by HQLA-eligible cash and HQLA-eligible securities as of September 30, 2014.

(in billions)	September 30, 2014
HQLA
Eligible cash(a)	$375
Eligible securities(b)	197
Total HQLA	$572

(a)	Predominantly cash on deposit at central banks.

(b)	Predominantly includes U.S. agency mortgage-backed securities, U.S. Treasuries, and sovereign bonds.
In addition to HQLA, as of September 30, 2014, the Firm had approximately $294 billion of unencumbered marketable securities, such as equity securities and fixed income debt securities, available to raise liquidity, if required. Furthermore, the Firm maintains borrowing capacity at various FHLBs, the Federal Reserve Bank discount window and various other central banks as a result of collateral pledged by the Firm to such banks. Although available, the Firm does not view the borrowing capacity at the Federal Reserve Bank discount window and the various other central banks as a primary source of liquidity. As of September 30, 2014, the Firm’s remaining borrowing capacity at various FHLBs and the Federal Reserve Bank discount window was approximately $143 billion. This borrowing capacity excludes the benefit of securities included in HQLA or other unencumbered securities held at the Federal Reserve Bank discount window for which the Firm has not drawn liquidity.
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

Credit ratings

The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 13, and Credit risk, liquidity risk and credit-related contingent features in
Note 5.

The credit ratings of the parent holding company and certain of the Firm’s significant operating subsidiaries as of September 30, 2014, were as follows.

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A. Chase Bank USA, N.A.			J.P. Morgan Securities LLC
September 30, 2014	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investor Services	A3	P-2	Stable	Aa3	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A	A-1	Negative	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	A+	F1	Stable	A+	F1	Stable	A+	F1	Stable
Downgrades of the Firm’s long-term ratings by one or two notches could result in a downgrade of the Firm’s short-term ratings. If this were to occur, the Firm believes its cost of funds could increase and access to certain funding markets could be reduced as noted above. The nature and magnitude of the impact of ratings downgrades depends on numerous contractual and behavioral factors (which the Firm believes are incorporated in its liquidity risk and stress testing metrics). The Firm believes it maintains sufficient liquidity to withstand a potential decrease in funding capacity due to ratings downgrades.
JPMorgan Chase’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings, or stock price.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures. Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, rating uplift assumptions surrounding government support, future profitability, risk management practices, and litigation matters, as well as their broader ratings methodologies. Changes in any of these factors could lead to adverse ratings actions.
On September 18, 2014, S&P revised its ratings methodology for hybrid capital securities issued by financial institutions and on September 29, 2014, the ratings of the Firm’s hybrid capital securities (including trust preferred securities and preferred stock) were lowered by 1 notch from BBB to BBB-, reflecting the new methodology. In addition, Moody’s and Fitch are in the process of reviewing their ratings methodologies: Moody’s has announced a Request for Comment on the revision to its Bank Rating Methodology and Fitch has announced a review of the ratings differential that it applies between bank holding companies and their bank subsidiaries.
Although the Firm closely monitors and endeavors to manage factors influencing its credit ratings, there is no assurance that its credit ratings will not be changed in the future.

SUPERVISION AND REGULATION
For further information on Supervision and Regulation, see the Supervision and regulation section on pages 1–9 of JPMorgan Chase’s 2013 Form 10-K.

Dividends
At September 30, 2014, JPMorgan Chase estimated that its banking subsidiaries could pay, in the aggregate, approximately $43 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained consumer and wholesale loan portfolios, as well as the Firm’s consumer and wholesale lending-related commitments. The allowance for loan losses is intended to adjust the carrying values of the Firm’s loan assets to reflect probable credit losses inherent in the loan portfolio as of the balance sheet date. Similarly, the allowance for lending-related commitments is established to cover probable credit losses inherent in the lending-related commitments portfolio as of the balance sheet date. For further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Allowance for credit losses on pages 139–141 and Note 15 of JPMorgan Chase’s 2013 Annual Report; for amounts recorded as of September 30, 2014 and 2013, see Allowance for credit losses on pages 64–66 and Note 14 of this Form 10-Q.
As noted in the discussion on pages 174–176 of JPMorgan Chase’s 2013 Annual Report, the Firm’s allowance for credit losses is sensitive to numerous factors, depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions could affect its estimate of probable credit losses inherent in the portfolio at the balance sheet date. For example, deterioration in the following inputs would have the following effects on the Firm’s modeled loss estimates as of September 30, 2014, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	For PCI loans, a combined 5% decline in housing prices and a 1% increase in unemployment from current levels could imply an increase to modeled credit loss estimates of approximately $1.0 billion.

•	For the residential real estate portfolio, excluding PCI loans, a combined 5% decline in housing prices and a

1% increase in unemployment from current levels could imply an increase to modeled annual loss estimates of approximately $100 million.

•	A 50 basis point deterioration in forecasted credit card loss rates could imply an increase to modeled annualized credit card loan loss estimates of approximately $600 million.

•	A one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale loan portfolio could imply an increase in the Firm’s modeled loss estimates of approximately $1.9 billion.
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

September 30, 2014 (in billions, except ratio data)	Total assets at fair value	Total level 3 assets
Trading debt and equity instruments	$338.2	$28.4
Derivative receivables	72.5	12.7
Trading assets	410.7	41.1
AFS securities	317.5	1.7
Loans	3.6	3.5
MSRs	8.2	8.2
Private equity investments	5.2	4.6
Other	35.7	2.7
Total assets measured at fair value on a recurring basis	780.9	61.8
Total assets measured at fair value on a nonrecurring basis	2.6	2.5
Total assets measured at fair value	$783.5	$64.3
Total Firm assets	$2,527.0
Level 3 assets as a percentage of total Firm assets		2.5%
Level 3 assets as a percentage of total Firm assets at fair value		8.2%
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
During the three months ended September 30, 2014, the Firm updated the discounted cash flow valuation of its Private Equity business, based on the anticipated future decline in portfolio balances and business activity. As a result of this analysis, the Firm recognized an impairment of the Private Equity business’ goodwill of $68 million during the three and nine months ended September 30, 2014. The Firm expects that the remaining goodwill of $309 million associated with the Private Equity business in Corporate will continue to decline as the Firm winds down its Private Equity business.
In addition, the Firm updated the discounted cash flow valuation of its Mortgage Banking business in CCB, which continues to have an elevated risk for goodwill impairment due to its exposure to U.S. economic conditions and the effects of regulatory and legislative changes. As of September 30, 2014, the estimated fair value of the Firm’s

Mortgage Banking business in CCB did not exceed its carrying value; however, the implied fair value of the goodwill allocated to the Mortgage Banking business exceeded its $2 billion carrying value.
For its other businesses, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes and current estimated market cost of equity) and prior projections of business performance. Based upon the updated valuation of its Private Equity and Mortgage Banking businesses and reviews of its other businesses, the Firm concluded that, other than as noted above for Private Equity, the goodwill allocated to its reporting units was not impaired at September 30, 2014.
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

ACCOUNTING AND REPORTING DEVELOPMENTS
Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure and Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
In August 2014, the FASB issued guidance clarifying the classification and measurement of foreclosed government-guaranteed mortgage loans. Under the final standard, certain foreclosed government-insured mortgage loan amounts are reclassified on the balance sheet as a receivable from the guarantor at the guaranteed amount. The guidance is effective beginning in the first quarter of 2015, with early adoption permitted. The Firm early adopted the new guidance in the third quarter of 2014 with a cumulative effect adjustment as of January 1, 2014; the adoption of the standard (and related adjustment) resulted in no material impact on the Firm’s Consolidated Financial Statements. Simultaneously, the Firm adopted guidance issued in January 2014 which clarified the timing of when a creditor is considered to have taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to real estate owned. The guidance also requires disclosure of outstanding foreclosed residential real estate and the amount of the recorded investment in residential real estate mortgage loans in the process of foreclosure. The application of this guidance had no material impact on the Firm’s Consolidated Financial Statements.
Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity
In August 2014, the FASB issued guidance to address diversity in the accounting for differences in the measurement of the fair values of financial assets and liabilities of consolidated financing VIEs. The new guidance provides an alternative for consolidated financing VIEs to elect to measure: (1) their financial assets and liabilities separately under existing U.S. GAAP for fair value measurement with any differences in such fair values reflected in earnings; or (2) measure both their financial assets and liabilities using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The guidance will become effective in the first quarter of 2016. The adoption of this guidance is not expected to have a material impact on the Firm’s Consolidated Balance Sheets or its results of operations.
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2014	2013	2014	2013
Revenue
Investment banking fees	$1,538	$1,507	$4,709	$4,669
Principal transactions	2,966	2,662	9,196	10,183
Lending- and deposit-related fees	1,479	1,519	4,347	4,476
Asset management, administration and commissions	3,978	3,667	11,821	11,131
Securities gains(a)	6	26	48	659
Mortgage fees and related income	903	841	2,708	4,116
Credit card income	1,537	1,518	4,494	4,440
Other income	732	602	1,798	1,364
Noninterest revenue	13,139	12,342	39,121	41,038
Interest income	12,926	13,066	38,580	39,503
Interest expense	1,819	2,291	6,008	7,091
Net interest income	11,107	10,775	32,572	32,412
Total net revenue	24,246	23,117	71,693	73,450

Provision for credit losses	757	(543)	2,299	121

Noninterest expense
Compensation expense	7,831	7,325	23,300	23,758
Occupancy expense	978	947	2,903	2,752
Technology, communications and equipment expense	1,465	1,356	4,309	4,049
Professional and outside services	1,907	1,897	5,625	5,532
Marketing	610	588	1,824	1,755
Other expense	2,956	11,373	7,590	16,625
Amortization of intangibles	51	140	314	444
Total noninterest expense	15,798	23,626	45,865	54,915
Income before income tax expense	7,691	34	23,529	18,414
Income tax expense	2,119	414	6,698	5,769
Net income/(loss)	$5,572	$(380)	$16,831	$12,645
Net income/(loss) applicable to common stockholders	$5,135	$(650)	$15,605	$11,656
Net income/(loss) per common share data
Basic earnings per share	$1.37	$(0.17)	$4.13	$3.08
Diluted earnings per share	1.36	(0.17)	4.10	3.05

Weighted-average basic shares	3,755.4	3,767.0	3,774.4	3,789.2
Weighted-average diluted shares	3,788.7	3,767.0	3,808.3	3,820.9
Cash dividends declared per common share	$0.40	$0.38	$1.18	$1.06

(a)
The Firm recognized other-than-temporary impairment (“OTTI”) losses related to securities the Firm intends to sell of $2 million for the three and nine months ended September 30, 2014, respectively. The Firm recognized OTTI losses of $19 million for the three and nine months ended September 30, 2013.

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Net income/(loss)	$5,572	$(380)	$16,831	$12,645
Other comprehensive income/(loss), after-tax
Unrealized gains/(losses) on investment securities	(141)	161	1,928	(3,570)
Translation adjustments, net of hedges	3	4	13	(47)
Cash flow hedges	(58)	69	69	(283)
Defined benefit pension and OPEB plans	24	20	57	188
Total other comprehensive income/(loss), after-tax	(172)	254	2,067	(3,712)
Comprehensive income/(loss)	$5,400	$(126)	$18,898	$8,933
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	Sep 30, 2014	Dec 31, 2013
Assets
Cash and due from banks	$25,372	$39,771
Deposits with banks	414,312	316,051
Federal funds sold and securities purchased under resale agreements (included $26,972 and $25,135 at fair value)	214,336	248,116
Securities borrowed (included $1,788 and $3,739 at fair value)	118,873	111,465
Trading assets (included assets pledged of $125,512 and $106,299)	410,657	374,664
Securities (included $317,532 and $329,977 at fair value and assets pledged of $22,106 and $23,446)	366,358	354,003
Loans (included $3,614 and $2,011 at fair value)	743,257	738,418
Allowance for loan losses	(14,889)	(16,264)
Loans, net of allowance for loan losses	728,368	722,154
Accrued interest and accounts receivable	75,504	65,160
Premises and equipment	15,177	14,891
Goodwill	47,970	48,081
Mortgage servicing rights	8,236	9,614
Other intangible assets	1,274	1,618
Other assets (included $12,123 and $15,187 at fair value and assets pledged of $331 and $2,066)	100,568	110,101
Total assets(a)	$2,527,005	$2,415,689
Liabilities
Deposits (included $8,422 and $6,624 at fair value)	$1,334,534	$1,287,765
Federal funds purchased and securities loaned or sold under repurchase agreements (included $2,863 and $5,426 at fair value)	198,746	181,163
Commercial paper	59,960	57,848
Other borrowed funds (included $15,161 and $13,306 at fair value)	31,892	27,994
Trading liabilities	143,256	137,744
Accounts payable and other liabilities (included $40 and $25 at fair value)	211,055	194,491
Beneficial interests issued by consolidated variable interest entities (included $3,283 and $1,996 at fair value)	47,564	49,617
Long-term debt (included $30,595 and $28,878 at fair value)	268,721	267,889
Total liabilities(a)	2,295,728	2,204,511
Commitments and contingencies (see Notes 21 and 23)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,006,250 and 1,115,750 shares)	20,063	11,158
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Capital surplus	93,060	93,828
Retained earnings	127,234	115,756
Accumulated other comprehensive income/(loss)	3,266	1,199
Shares held in RSU Trust, at cost (472,953 and 476,642 shares)	(21)	(21)
Treasury stock, at cost (366,745,149 and 348,825,583 shares)	(16,430)	(14,847)
Total stockholders’ equity	231,277	211,178
Total liabilities and stockholders’ equity	$2,527,005	$2,415,689

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at September 30, 2014, and December 31, 2013. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

(in millions)	Sep 30, 2014	Dec 31, 2013
Assets
Trading assets	$10,962	$6,366
Loans	66,413	70,072
All other assets	1,814	2,168
Total assets	$79,189	$78,606
Liabilities
Beneficial interests issued by consolidated variable interest entities	$47,564	$49,617
All other liabilities	958	1,061
Total liabilities	$48,522	$50,678
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At September 30, 2014, and December 31, 2013, the Firm provided limited program-wide credit enhancement of $2.0 billion and $2.6 billion, respectively, related to its Firm-administered multi-seller conduits, which are eliminated in consolidation. For further discussion, see Note 15.

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Nine months ended September 30,
(in millions, except per share data)	2014	2013
Preferred stock
Balance at January 1	$11,158	$9,058
Issuance of preferred stock	8,905	3,900
Redemption of preferred stock	—	(1,800)
Balance at September 30	20,063	11,158
Common stock
Balance at January 1 and September 30	4,105	4,105
Capital surplus
Balance at January 1	93,828	94,604
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(719)	(1,025)
Other	(49)	(24)
Balance at September 30	93,060	93,555
Retained earnings
Balance at January 1	115,756	104,223
Net income	16,831	12,645
Dividends declared:
Preferred stock	(799)	(615)
Common stock ($1.18 and $1.06 per share)	(4,554)	(4,118)
Balance at September 30	127,234	112,135
Accumulated other comprehensive income
Balance at January 1	1,199	4,102
Other comprehensive income/(loss)	2,067	(3,712)
Balance at September 30	3,266	390
Shares held in RSU Trust, at cost
Balance at January 1 and September 30	(21)	(21)
Treasury stock, at cost
Balance at January 1	(14,847)	(12,002)
Purchase of treasury stock	(3,250)	(4,490)
Reissuance from treasury stock	1,667	1,840
Balance at September 30	(16,430)	(14,652)
Total stockholders’ equity	$231,277	$206,670
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Nine months ended September 30,
(in millions)	2014	2013
Operating activities
Net income	$16,831	$12,645
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	2,299	121
Depreciation and amortization	3,259	3,616
Amortization of intangibles	314	444
Deferred tax expense	1,784	2,640
Investment securities gains	(48)	(659)
Stock-based compensation	1,681	1,734
Originations and purchases of loans held-for-sale	(48,334)	(60,073)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	53,250	61,058
Net change in:
Trading assets	(30,542)	84,075
Securities borrowed	(7,416)	(3,410)
Accrued interest and accounts receivable	(7,793)	(3,487)
Other assets	9,842	(6,062)
Trading liabilities	2,624	6,867
Accounts payable and other liabilities	9,346	17,526
Other operating adjustments	750	(2,168)
Net cash provided by operating activities	7,847	114,867
Investing activities
Net change in:
Deposits with banks	(98,261)	(249,755)
Federal funds sold and securities purchased under resale agreements	32,272	60,033
Held-to-maturity securities:
Proceeds from paydowns and maturities	2,947	21
Purchases	(8,634)	(4,531)
Available-for-sale securities:
Proceeds from paydowns and maturities	67,261	69,892
Proceeds from sales	21,054	51,074
Purchases	(96,776)	(110,749)
Proceeds from sales and securitizations of loans held-for-investment	14,592	9,278
Other changes in loans, net	(30,070)	(11,899)
Net cash provided by/(used in) business acquisitions or dispositions	24	(62)
All other investing activities, net	(39)	(2,403)
Net cash used in investing activities	(95,630)	(189,101)
Financing activities
Net change in:
Deposits	52,046	72,977
Federal funds purchased and securities loaned or sold under repurchase agreements	17,564	(21,322)
Commercial paper and other borrowed funds	4,367	1,826
Beneficial interests issued by consolidated variable interest entities	(4,515)	(10,956)
Proceeds from long-term borrowings and trust preferred securities	54,263	70,305
Payments of long-term borrowings and trust preferred securities	(49,493)	(53,532)
Excess tax benefits related to stock-based compensation	387	122
Proceeds from issuance of preferred stock	8,848	3,873
Redemption of preferred stock	—	(1,800)
Treasury stock purchased	(3,250)	(4,490)
Dividends paid	(5,078)	(4,274)
All other financing activities, net	(1,078)	(1,486)
Net cash provided by financing activities	74,061	51,243
Effect of exchange rate changes on cash and due from banks	(677)	(68)
Net decrease in cash and due from banks	(14,399)	(23,059)
Cash and due from banks at the beginning of the period	39,771	53,723
Cash and due from banks at the end of the period	$25,372	$30,664
Cash interest paid	$6,008	$7,275
Cash income taxes paid, net	453	3,018
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
Preferred stock issuances
During the three and nine months ended September 30, 2014, the Firm issued $1.6 billion and $8.9 billion, respectively, of Non-Cumulative Preferred Stock. For further information on the Firm’s preferred stock, see Note 22 of JPMorgan Chase’s 2013 Annual Report.
Increase in common stock dividend
The Board of Directors increased the Firm’s quarterly common stock dividend from $0.38 per share to $0.40 per share, effective with the dividend paid on July 31, 2014, to shareholders of record on July 3, 2014.
Subsequent events
Physical commodities businesses
The Firm has made substantial progress in completing
its business simplification agenda, which is intended to enable the Firm to focus on core activities for its core clients with an enhanced focus on its operational, regulatory, and litigation risks. On October 3, 2014, the Firm completed the sale of parts of its physical commodities business to Mercuria Energy Group Limited (“Mercuria”). In addition to completing the all-cash transaction with Mercuria, the Firm has sold or agreed to sell to other buyers physical commodity assets that had originally been included in the Mercuria transaction. As a result of the sale to

Mercuria, as well as the asset sales with other parties, the Firm has sold or liquidated substantially all of the physical commodity assets that had been part of the original $3.5 billion agreement with Mercuria. The after-tax impact of these transactions is not expected to be material. The Firm remains fully committed to its traditional banking activities in the commodities markets, including financial derivatives and the trading of precious metals, which were not part of the physical commodities operations sale.

Note 3 – Fair value measurement
For a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 3 of JPMorgan Chase’s 2013 Annual Report.

The following table presents the asset and liabilities reported at fair value as of September 30, 2014, and December 31, 2013, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy					Netting adjustments
September 30, 2014 (in millions)	Level 1	Level 2		Level 3			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$26,972		$—		$—	$26,972
Securities borrowed	—	1,788		—		—	1,788
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	2	25,309		1,058		—	26,369
Residential – nonagency	—	1,657		591		—	2,248
Commercial – nonagency	—	1,011		263		—	1,274
Total mortgage-backed securities	2	27,977		1,912		—	29,891
U.S. Treasury and government agencies(a)	28,713	7,346		—		—	36,059
Obligations of U.S. states and municipalities	—	7,792		1,189		—	8,981
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,819		—		—	1,819
Non-U.S. government debt securities	29,148	26,750		135		—	56,033
Corporate debt securities	—	26,202		5,062		—	31,264
Loans(b)	—	23,322		15,331		—	38,653
Asset-backed securities	—	3,079		1,220		—	4,299
Total debt instruments	57,863	124,287		24,849		—	206,999
Equity securities	113,463	944		834		—	115,241
Physical commodities(c)	3,448	3,300		2		—	6,750
Other	—	6,529		2,685		—	9,214
Total debt and equity instruments(d)	174,774	135,060		28,370		—	338,204
Derivative receivables:
Interest rate	428	819,174		4,558		(793,411)	30,749
Credit	—	71,086		2,950		(72,797)	1,239
Foreign exchange	812	200,899		1,686		(181,667)	21,730
Equity	—	46,861		2,856		(40,252)	9,465
Commodity	254	36,071		647		(27,702)	9,270
Total derivative receivables(e)	1,494	1,174,091		12,697		(1,115,829)	72,453
Total trading assets	176,268	1,309,151		41,067		(1,115,829)	410,657
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	64,451		—		—	64,451
Residential – nonagency	—	54,711		76		—	54,787
Commercial – nonagency	—	19,222		287		—	19,509
Total mortgage-backed securities	—	138,384		363		—	138,747
U.S. Treasury and government agencies(a)	26,551	59		—		—	26,610
Obligations of U.S. states and municipalities	—	29,524		—		—	29,524
Certificates of deposit	—	1,308		—		—	1,308
Non-U.S. government debt securities	24,725	29,982		—		—	54,707
Corporate debt securities	—	20,628		—		—	20,628
Asset-backed securities:
Collateralized loan obligations	—	29,392		797		—	30,189
Other	—	12,193		511		—	12,704
Equity securities	3,115	—		—		—	3,115
Total available-for-sale securities	54,391	261,470		1,671		—	317,532
Loans	—	72		3,542		—	3,614
Mortgage servicing rights (“MSRs”)	—	—		8,236		—	8,236
Other assets:
Private equity investments(f)	603	14		4,595		—	5,212
All other	3,878	339		2,694		—	6,911
Total other assets	4,481	353		7,289		—	12,123
Total assets measured at fair value on a recurring basis	$235,140	$1,599,806	(g)	$61,805	(g)	$(1,115,829)	$780,922
Deposits	$—	$5,587		$2,835		$—	$8,422
Federal funds purchased and securities loaned or sold under repurchase agreements	—	2,863		—		—	2,863
Other borrowed funds	—	13,169		1,992		—	15,161
Trading liabilities:
Debt and equity instruments(d)	64,298	19,953		54		—	84,305
Derivative payables:
Interest rate	289	789,514		3,348		(778,479)	14,672
Credit	—	70,037		2,691		(71,463)	1,265
Foreign exchange	983	197,709		2,617		(181,235)	20,074
Equity	—	47,801		5,277		(41,336)	11,742
Commodity	152	37,874		661		(27,489)	11,198
Total derivative payables(e)	1,424	1,142,935		14,594		(1,100,002)	58,951
Total trading liabilities	65,722	1,162,888		14,648		(1,100,002)	143,256
Accounts payable and other liabilities	—	—		40		—	40
Beneficial interests issued by consolidated VIEs	—	1,634		1,649		—	3,283
Long-term debt	—	18,635		11,960		—	30,595
Total liabilities measured at fair value on a recurring basis	$65,722	$1,204,776		$33,124		$(1,100,002)	$203,620

	Fair value hierarchy					Netting adjustments
December 31, 2013 (in millions)	Level 1	Level 2		Level 3			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$25,135		$—		$—	$25,135
Securities borrowed	—	3,739		—		—	3,739
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	4	25,582		1,005		—	26,591
Residential – nonagency	—	1,749		726		—	2,475
Commercial – nonagency	—	871		432		—	1,303
Total mortgage-backed securities	4	28,202		2,163		—	30,369
U.S. Treasury and government agencies(a)	14,933	10,547		—		—	25,480
Obligations of U.S. states and municipalities	—	6,538		1,382		—	7,920
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,071		—		—	3,071
Non-U.S. government debt securities	25,762	22,379		143		—	48,284
Corporate debt securities	—	24,802		5,920		—	30,722
Loans(b)	—	17,331		13,455		—	30,786
Asset-backed securities	—	3,647		1,272		—	4,919
Total debt instruments	40,699	116,517		24,335		—	181,551
Equity securities	107,667	954		885		—	109,506
Physical commodities(c)	4,968	5,217		4		—	10,189
Other	—	5,659		2,000		—	7,659
Total debt and equity instruments(d)	153,334	128,347		27,224		—	308,905
Derivative receivables:
Interest rate	419	848,862		5,398		(828,897)	25,782
Credit	—	79,754		3,766		(82,004)	1,516
Foreign exchange	434	151,521		1,644		(136,809)	16,790
Equity	—	45,892		7,039		(40,704)	12,227
Commodity	320	34,696		722		(26,294)	9,444
Total derivative receivables(e)	1,173	1,160,725		18,569		(1,114,708)	65,759
Total trading assets	154,507	1,289,072		45,793		(1,114,708)	374,664
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	77,815		—		—	77,815
Residential – nonagency	—	61,760		709		—	62,469
Commercial – nonagency	—	15,900		525		—	16,425
Total mortgage-backed securities	—	155,475		1,234		—	156,709
U.S. Treasury and government agencies(a)	21,091	298		—		—	21,389
Obligations of U.S. states and municipalities	—	29,461		—		—	29,461
Certificates of deposit	—	1,041		—		—	1,041
Non-U.S. government debt securities	25,648	30,600		—		—	56,248
Corporate debt securities	—	21,512		—		—	21,512
Asset-backed securities:
Collateralized loan obligations	—	27,409		821		—	28,230
Other	—	11,978		267		—	12,245
Equity securities	3,142	—		—		—	3,142
Total available-for-sale securities	49,881	277,774		2,322		—	329,977
Loans	—	80		1,931		—	2,011
Mortgage servicing rights	—	—		9,614		—	9,614
Other assets:
Private equity investments(f)	606	429		6,474		—	7,509
All other	4,213	289		3,176		—	7,678
Total other assets	4,819	718		9,650		—	15,187
Total assets measured at fair value on a recurring basis	$209,207	$1,596,518	(g)	$69,310	(g)	$(1,114,708)	$760,327
Deposits	$—	$4,369		$2,255		$—	$6,624
Federal funds purchased and securities loaned or sold under repurchase agreements	—	5,426		—		—	5,426
Other borrowed funds	—	11,232		2,074		—	13,306
Trading liabilities:
Debt and equity instruments(d)	61,262	19,055		113		—	80,430
Derivative payables:
Interest rate	321	822,014		3,019		(812,071)	13,283
Credit	—	78,731		3,671		(80,121)	2,281
Foreign exchange	443	156,838		2,844		(144,178)	15,947
Equity	—	46,552		8,102		(39,935)	14,719
Commodity	398	36,609		607		(26,530)	11,084
Total derivative payables(e)	1,162	1,140,744		18,243		(1,102,835)	57,314
Total trading liabilities	62,424	1,159,799		18,356		(1,102,835)	137,744
Accounts payable and other liabilities	—	—		25		—	25
Beneficial interests issued by consolidated VIEs	—	756		1,240		—	1,996
Long-term debt	—	18,870		10,008		—	28,878
Total liabilities measured at fair value on a recurring basis	$62,424	$1,200,452		$33,958		$(1,102,835)	$193,999

(a)
At September 30, 2014, and December 31, 2013, included total U.S. government-sponsored enterprise obligations of $81.1 billion and $91.5 billion, respectively, which were predominantly mortgage-related.

(b)
At September 30, 2014, and December 31, 2013, included within trading loans were $20.9 billion and $14.8 billion, respectively, of residential first-lien mortgages, and $4.3 billion and $2.1 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $10.0 billion and $6.0 billion, respectively, and reverse mortgages of $3.5 billion and $3.6 billion, respectively.

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

(e)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivables and payables balances would be $4.0 billion and $7.6 billion at September 30, 2014, and December 31, 2013, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(f)
Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost basis of the private equity investment portfolio totaled $5.6 billion and $8.0 billion at September 30, 2014, and December 31, 2013, respectively.

(g)
Includes investments in hedge funds, private equity funds, real estate and other funds that do not have readily determinable fair values. The Firm uses net asset value per share when measuring the fair value of these investments. At September 30, 2014, and December 31, 2013, the fair values of these investments were $1.9 billion and $3.2 billion, respectively, of which $414 million and $899 million, respectively, were classified in level 2, and $1.5 billion and $2.3 billion, respectively, in level 3.

Transfers between levels for instruments carried at fair value on a recurring basis
For the three and nine months ended September 30, 2014 and 2013, there were no significant transfers between levels 1 and 2.
During the nine months ended September 30, 2014, transfers from level 3 into level 2 included $3.4 billion and $3.1 billion of equity derivative receivables and payables, respectively, due to increased observability of certain equity option valuation inputs; and $1.1 billion of corporate debt, $1.1 billion of long-term debt and $1.0 billion of trading loans based on increased liquidity and price transparency. Transfers from level 2 into level 3 included $1.1 billion of other borrowed funds based on a decrease in observability of valuation inputs and price transparency.
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
For the Firm’s derivatives and structured notes positions classified within level 3 at September 30, 2014, the equity and interest rate correlation inputs used in estimating fair value were concentrated at the upper end of the range presented, while the credit correlation inputs were distributed across the range presented and the foreign exchange correlation inputs were concentrated at the lower end of the range presented. In addition, the interest rate volatility inputs used in estimating fair value were concentrated at the upper end of the range presented, while equity volatilities were concentrated at the lower end of the range. The forward commodity prices used in estimating the fair value of commodity derivatives were concentrated within the lower end of the range presented.

Level 3 inputs(a)
September 30, 2014 (in millions, except for ratios and basis points)
Product/Instrument	Fair value	Principal valuation technique	Unobservable inputs	Range of input values			Weighted average
Residential mortgage-backed securities and loans	$10,992	Discounted cash flows	Yield	2%	-	16%	7%
			Prepayment speed	0%	-	20%	6%
			Conditional default rate	0%	-	100%	32%
			Loss severity	0%	-	100%	22%
Commercial mortgage-backed securities and loans(b)	2,145	Discounted cash flows	Yield	2%	-	30%	4%
			Conditional default rate	0%	-	99%	7%
			Loss severity	0%	-	40%	32%
Corporate debt securities, obligations of U.S. states and municipalities, and other(c)	16,127	Discounted cash flows	Credit spread	50 bps	-	450 bps	188 bps
			Yield	0%	-	43%	9%
	5,877	Market comparables	Price	$—	-	$132	91
Net interest rate derivatives	1,210	Option pricing	Interest rate correlation	(75)%	-	93%
			Interest rate spread volatility	0%	-	60%
Net credit derivatives(b)(c)	259	Discounted cash flows	Credit correlation	44%	-	84%
Net foreign exchange derivatives	(931)	Option pricing	Foreign exchange correlation	48%	-	75%
Net equity derivatives	(2,421)	Option pricing	Equity volatility	20%	-	65%
Net commodity derivatives	(14)	Discounted cash flows	Forward commodity price	$20	-	$160	per megawatt hour
Collateralized loan obligations	797	Discounted cash flows	Credit spread	250 bps	-	525 bps	263 bps
			Prepayment speed	20%			20%
			Conditional default rate	2%			2%
			Loss severity	40%			40%
	339	Market comparables	Price	$—	-	$102	81
Mortgage servicing rights (“MSRs”)	8,236	Discounted cash flows	Refer to Note 16.
Private equity direct investments	4,159	Market comparables	EBITDA multiple	4x	-	14.2x	8.3x
			Liquidity adjustment	0%	-	20%	7%
Private equity fund investments	436	Net asset value	Net asset value(e)
Long-term debt, other borrowed funds, and deposits(d)	15,585	Option pricing	Interest rate correlation	(75)%	-	93%
			Foreign exchange correlation	0%	-	75%
			Equity correlation	(45)%	-	85%
	1,202	Discounted cash flows	Credit correlation	44%	-	84%

(a)	The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated Balance Sheets.

(b)
The unobservable inputs and associated input ranges for approximately $498 million of credit derivative receivables and $442 million of credit derivative payables with underlying commercial mortgage risk have been included in the inputs and ranges provided for commercial mortgage-backed securities and loans.

(c)
The unobservable inputs and associated input ranges for approximately $839 million of credit derivative receivables and $759 million of credit derivative payables with underlying asset-backed securities (“ABS”) risk have been included in the inputs and ranges provided for corporate debt securities, obligations of U.S. states and municipalities and other.

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
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated Balance Sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and nine months ended September 30, 2014 and 2013. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2014 (in millions)	Fair value at July 1, 2014	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at September 30, 2014	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2014
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$1,125	$(18)		$2	$(12)		$(31)	$(8)	$1,058	$(18)
Residential – nonagency	543	(13)		224	(120)		(5)	(38)	591	(22)
Commercial – nonagency	327	(2)		251	(323)		(6)	16	263	(6)
Total mortgage-backed securities	1,995	(33)		477	(455)		(42)	(30)	1,912	(46)
Obligations of U.S. states and municipalities	1,079	158		1	(49)		—	—	1,189	156
Non-U.S. government debt securities	128	7		88	(20)		(1)	(67)	135	6
Corporate debt securities	4,793	(88)		1,280	(776)		(72)	(75)	5,062	168
Loans	13,521	(179)		4,563	(1,476)		(1,349)	251	15,331	(184)
Asset-backed securities	1,216	(21)		564	(477)		(88)	26	1,220	(27)
Total debt instruments	22,732	(156)		6,973	(3,253)		(1,552)	105	24,849	73
Equity securities	704	22		140	(25)		(42)	35	834	19
Physical commodities	3	(1)		—	—		—	—	2	—
Other	2,341	(53)		480	(66)		(17)	—	2,685	(53)
Total trading assets – debt and equity instruments	25,780	(188)	(c)	7,593	(3,344)		(1,611)	140	28,370	39	(c)
Net derivative receivables:(a)
Interest rate	1,533	(46)		31	(61)		(232)	(15)	1,210	(133)
Credit	134	89		23	(4)		19	(2)	259	112
Foreign exchange	(1,194)	176		43	(3)		51	(4)	(931)	194
Equity	(2,206)	(201)		699	(791)		(4)	82	(2,421)	(164)
Commodity	(122)	178		—	—		(80)	10	(14)	448
Total net derivative receivables	(1,855)	196	(c)	796	(859)		(246)	71	(1,897)	457	(c)
Available-for-sale securities:
Asset-backed securities	1,322	(25)		50	—		(39)	—	1,308	(24)
Other	514	(18)		—	—		(133)	—	363	(2)
Total available-for-sale securities	1,836	(43)	(d)	50	—		(172)	—	1,671	(26)	(d)
Loans	4,227	(240)	(c)	233	(89)		(589)	—	3,542	(241)	(c)
Mortgage servicing rights	8,347	(57)	(e)	151	11		(216)	—	8,236	(57)	(e)
Other assets:
Private equity investments	4,883	166	(c)	3	(458)		1	—	4,595	365	(c)
All other	2,776	(1)	(f)	14	(5)		(90)	—	2,694	(1)	(f)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2014 (in millions)	Fair value at July 1, 2014	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at September 30, 2014	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2014
				Purchases	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$2,838	$(52)	(c)	$—	$—	$452	$(44)	$(359)	$2,835	$(52)	(c)
Other borrowed funds	1,538	(45)	(c)	—	—	1,575	(1,494)	418	1,992	(41)	(c)
Trading liabilities – debt and equity instruments	80	(12)	(c)	(36)	22	—	9	(9)	54	(12)	(c)
Accounts payable and other liabilities	45	—	(c)	—	—	—	(5)	—	40	—	(c)
Beneficial interests issued by consolidated VIEs	1,062	(42)	(c)	—	—	653	(24)	—	1,649	(44)	(c)
Long-term debt	11,746	(382)	(c)	—	—	2,175	(1,583)	4	11,960	(266)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2013 (in millions)	Fair value at July 1, 2013	Total realized/unrealized gains/(losses)							Transfers into and/or out of level 3(h)	Fair value at September 30, 2013	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2013
				Purchases(g)		Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$901	$(21)		$33		$(9)		$(23)	$—	$881	$(14)
Residential – nonagency	615	61		146		(185)		(24)	—	613	43
Commercial – nonagency	1,271	239		162		(1,224)		(134)	—	314	1
Total mortgage-backed securities	2,787	279		341		(1,418)		(181)	—	1,808	30
Obligations of U.S. states and municipalities	1,221	(5)		419		(32)		(3)	—	1,600	1
Non-U.S. government debt securities	136	(9)		368		(415)		(1)	—	79	(6)
Corporate debt securities	5,735	(22)		584		(1,413)		(41)	34	4,877	15
Loans	10,940	515		2,873		(1,610)		(595)	(132)	11,991	470
Asset-backed securities	1,428	2		262		(427)		(108)	(15)	1,142	5
Total debt instruments	22,247	760		4,847		(5,315)		(929)	(113)	21,497	515
Equity securities	1,039	19		32		(54)		(3)	(17)	1,016	105
Physical commodities	16	—		—		(8)		—	—	8	—
Other	1,105	81		419		(74)		(70)	—	1,461	71
Total trading assets – debt and equity instruments	24,407	860	(c)	5,298		(5,451)		(1,002)	(130)	23,982	691	(c)
Net derivative receivables:(a)
Interest rate	2,101	548		160		(68)		(26)	(40)	2,675	382
Credit	921	(271)		5		(11)		(146)	(1)	497	(259)
Foreign exchange	(1,218)	(122)		6		(4)		135	(2)	(1,205)	(252)
Equity	(2,291)	601	(i)	224	(i)	(245)	(i)	(535)	308	(1,938)	(572)
Commodity	71	83		—		—		(248)	41	(53)	(44)
Total net derivative receivables	(416)	839	(c)	395		(328)		(820)	306	(24)	(745)	(c)
Available-for-sale securities:
Asset-backed securities	1,125	2		179		—		(13)	—	1,293	2
Other	824	8		361		(4)		(6)	30	1,213	8
Total available-for-sale securities	1,949	10	(d)	540		(4)		(19)	30	2,506	10	(d)
Loans	1,843	78	(c)	286		(86)		(116)	—	2,005	63	(c)
Mortgage servicing rights	9,335	(93)	(e)	534		—		(286)	—	9,490	(93)	(e)
Other assets:
Private equity investments	7,105	469	(c)	419		(161)		(14)	—	7,818	521	(c)
All other	3,680	6	(f)	42		(27)		(153)	—	3,548	(4)	(f)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2013 (in millions)	Fair value at July 1, 2013	Total realized/unrealized (gains)/losses							Transfers into and/or out of level 3(h)	Fair value at September 30, 2013	Change in unrealized (gains)/ losses related to financial instruments held at September 30, 2013
				Purchases		Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$2,190	$(2)	(c)	$—		$—	$334	$(26)	$(296)	$2,200	$(3)	(c)
Other borrowed funds	2,673	9	(c)	—		—	1,405	(1,823)	85	2,349	64	(c)
Trading liabilities – debt and equity instruments	104	(6)	(c)	(118)		130	—	(14)	—	96	(9)	(c)
Accounts payable and other liabilities	32	—		—		—	—	(3)	—	29	—
Beneficial interests issued by consolidated VIEs	863	71	(c)	—		—	145	(33)	—	1,046	47	(c)
Long-term debt	9,202	403	(c)	—		—	1,645	(1,393)	(45)	9,812	(290)	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2014 (in millions)	Fair value at January 1, 2014	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at September 30, 2014	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2014
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$1,005	$12		$345	$(186)		$(91)	$(27)	$1,058	$16
Residential – nonagency	726	78		597	(634)		(29)	(147)	591	5
Commercial – nonagency	432	26		832	(804)		(54)	(169)	263	(5)
Total mortgage-backed securities	2,163	116		1,774	(1,624)		(174)	(343)	1,912	16
Obligations of U.S. states and municipalities	1,382	145		1	(339)		—	—	1,189	14
Non-U.S. government debt securities	143	26		523	(539)		(3)	(15)	135	9
Corporate debt securities	5,920	280		3,640	(2,791)		(1,736)	(251)	5,062	458
Loans	13,455	512		9,850	(4,378)		(4,067)	(41)	15,331	297
Asset-backed securities	1,272	49		1,921	(1,809)		(259)	46	1,220	(19)
Total debt instruments	24,335	1,128		17,709	(11,480)		(6,239)	(604)	24,849	775
Equity securities	885	121		225	(100)		(76)	(221)	834	92
Physical commodities	4	(1)		—	—		(1)	—	2	(1)
Other	2,000	116		1,190	(244)		(112)	(265)	2,685	122
Total trading assets – debt and equity instruments	27,224	1,364	(c)	19,124	(11,824)		(6,428)	(1,090)	28,370	988	(c)
Net derivative receivables:(a)
Interest rate	2,379	(20)		129	(167)		(997)	(114)	1,210	(643)
Credit	95	(150)		245	(25)		146	(52)	259	(74)
Foreign exchange	(1,200)	(166)		137	(22)		306	14	(931)	(389)
Equity	(1,063)	(273)		1,557	(2,371)		47	(318)	(2,421)	239
Commodity	115	6		1	—		(93)	(43)	(14)	(126)
Total net derivative receivables	326	(603)	(c)	2,069	(2,585)		(591)	(513)	(1,897)	(993)	(c)
Available-for-sale securities:
Asset-backed securities	1,088	(36)		275	(2)		(80)	63	1,308	(36)
Other	1,234	(20)		122	—		(201)	(772)	363	(3)
Total available-for-sale securities	2,322	(56)	(d)	397	(2)		(281)	(709)	1,671	(39)	(d)
Loans	1,931	(168)	(c)	3,313	(231)		(1,303)	—	3,542	(208)	(c)
Mortgage servicing rights	9,614	(1,028)	(e)	527	(175)		(702)	—	8,236	(1,028)	(e)
Other assets:
Private equity investments	6,474	430	(c)	112	(1,945)		(435)	(41)	4,595	278	(c)
All other	3,176	(27)	(f)	149	(159)		(445)	—	2,694	(26)	(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2014 (in millions)	Fair value at January 1, 2014	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at September 30, 2014	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2014
				Purchases	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$2,255	$59	(c)	$—	$—	$1,261	$(110)	$(630)	$2,835	$61	(c)
Other borrowed funds	2,074	(138)	(c)	—	—	4,251	(4,981)	786	1,992	51	(c)
Trading liabilities – debt and equity instruments	113	(16)	(c)	(298)	301	—	1	(47)	54	(6)	(c)
Accounts payable and other liabilities	25	27	(c)	—	—	—	(12)	—	40	—	(c)
Beneficial interests issued by consolidated VIEs	1,240	59	(c)	—	—	735	(283)	(102)	1,649	45	(c)
Long-term debt	10,008	157	(c)	—	—	5,919	(3,962)	(162)	11,960	231	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2013 (in millions)	Fair value at January 1, 2013	Total realized/unrealized gains/(losses)							Transfers into and/or out of level 3(h)	Fair value at September 30, 2013	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2013
				Purchases(g)		Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$498	$119		$426		$(88)		$(74)	$—	$881	$143
Residential – nonagency	663	373		580		(925)		(73)	(5)	613	185
Commercial – nonagency	1,207	114		601		(1,402)		(206)	—	314	(5)
Total mortgage-backed securities	2,368	606		1,607		(2,415)		(353)	(5)	1,808	323
Obligations of U.S. states and municipalities	1,436	13		472		(115)		(206)	—	1,600	23
Non-U.S. government debt securities	67	2		1,002		(1,097)		(5)	110	79	1
Corporate debt securities	5,308	(146)		5,762		(4,931)		(1,488)	372	4,877	104
Loans	10,787	384		8,281		(5,360)		(1,986)	(115)	11,991	127
Asset-backed securities	3,696	161		1,302		(1,961)		(255)	(1,801)	1,142	173
Total debt instruments	23,662	1,020		18,426		(15,879)		(4,293)	(1,439)	21,497	751
Equity securities	1,114	10		236		(202)		(68)	(74)	1,016	3
Physical commodities	—	—		—		(8)		—	16	8	—
Other	863	168		545		(94)		(151)	130	1,461	215
Total trading assets – debt and equity instruments	25,639	1,198	(c)	19,207		(16,183)		(4,512)	(1,367)	23,982	969	(c)
Net derivative receivables:(a)
Interest rate	3,322	979		275		(193)		(1,873)	165	2,675	155
Credit	1,873	(1,095)		55		(12)		(335)	11	497	(1,128)
Foreign exchange	(1,750)	(77)		(1)		(7)		648	(18)	(1,205)	(276)
Equity	(1,806)	1,140	(i)	760	(i)	(892)	(i)	(1,345)	205	(1,938)	499
Commodity	254	736		11		(3)		(1,102)	51	(53)	125
Total net derivative receivables	1,893	1,683	(c)	1,100		(1,107)		(4,007)	414	(24)	(625)	(c)
Available-for-sale securities:
Asset-backed securities	28,024	7		579		—		(57)	(27,260)	1,293	7
Other	892	(1)		368		(17)		(59)	30	1,213	13
Total available-for-sale securities	28,916	6	(d)	947		(17)		(116)	(27,230)	2,506	20	(d)
Loans	2,282	49	(c)	614		(142)		(798)	—	2,005	(47)	(c)
Mortgage servicing rights	7,614	1,254	(e)	1,873		(418)		(833)	—	9,490	1,254	(e)
Other assets:
Private equity investments	7,181	634	(c)	622		(264)		(355)	—	7,818	322	(c)
All other	4,258	(19)	(f)	177		(322)		(546)	—	3,548	(55)	(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2013 (in millions)	Fair value at January 1, 2013	Total realized/unrealized (gains)/losses							Transfers into and/or out of level 3(h)	Fair value at September 30, 2013	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2013
				Purchases		Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$1,983	$(107)	(c)	$—		$—	$946	$(183)	$(439)	$2,200	$(38)	(c)
Other borrowed funds	1,619	(260)	(c)	—		—	5,556	(4,742)	176	2,349	(192)	(c)
Trading liabilities – debt and equity instruments	205	(74)	(c)	(1,977)		2,136	—	(48)	(146)	96	12	(c)
Accounts payable and other liabilities	36	1	(f)	—		—	—	(8)	—	29	1	(f)
Beneficial interests issued by consolidated VIEs	925	96	(c)	—		—	196	(171)	—	1,046	(18)	(c)
Long-term debt	8,476	(502)	(c)	—		—	5,378	(2,996)	(544)	9,812	(440)	(c)

(a)	All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.

(b)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 16% and 18% at September 30, 2014, and December 31, 2013, respectively.

(c)
Predominantly reported in principal transactions revenue, except for changes in fair value for Consumer & Community Banking (“CCB”) mortgage loans, lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.

(d)
Realized gains/(losses) on securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains/(losses) are reported in OCI. Realized gains/(losses) and foreign exchange remeasurement adjustments recorded in income on AFS securities were $(30) million and $17 million for the three months ended September 30, 2014 and 2013, and $(43) million and $145 million for the nine months ended September 30, 2014 and 2013, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $(12) million and $13 million for the three months ended September 30, 2014 and 2013 and $(13) million and $45 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Level 3 analysis
Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 2.5% of total Firm assets at September 30, 2014. The following describes significant changes to level 3 assets since December 31, 2013, for those items measured at fair value on a recurring basis. For further information on changes impacting items measured at fair value on a nonrecurring basis, see Assets and liabilities measured at fair value on a nonrecurring basis on page 106.
Three months ended September 30, 2014
Level 3 assets were $61.8 billion at September 30, 2014, reflecting an increase of $1.4 billion from June 30, 2014, largely due to the following:

•	$2.6 billion increase in trading assets, debt and equity securities predominantly driven by an increase in trading loans and new client-driven financing transactions.
Nine months ended September 30, 2014
Level 3 assets decreased by $7.5 billion during the nine months ended 2014, mainly due to the following:

•
$5.9 billion decrease in derivative receivables, predominantly driven by equity derivative receivables due to expirations and a transfer from level 3 to level 2 as a result of increase in observability of certain equity option valuation inputs;

•	$1.9 billion decrease in private equity investments, driven by sales;

•	$1.4 billion decrease in MSRs. For further discussion of the change, refer to Note 16;

•	$1.6 billion increase in loans due to originations;
$1.1 billion increase in trading assets - debt and equity securities largely driven by an increase in trading loans and new client-driven financing transactions.

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. For further information on these instruments, see Changes in level 3 recurring fair value measurements rollforward tables on pages 100–105.
Three months ended September 30, 2014

•	$167 million of net losses and $533 million of gains on assets and liabilities, respectively, measured at fair value on a recurring basis, none of which were individually significant.
Three months ended September 30, 2013

•	$2.2 billion of net gains on assets and $475 million of net losses on liabilities, measured at fair value on a recurring basis, none of which were individually significant.
Nine months ended September30, 2014

•	$1.0 billion of losses on MSRs. For further discussion of the change, refer to Note 16.
Nine months ended September 30, 2013

•
$1.7 billion of net gains on derivatives, largely driven by $1.1 billion of gains on equity derivatives primarily related to client-driven market-making activity and a rise in equity markets, $1.0 billion of gains on interest rate lock and mortgage loan purchase commitments, partially offset by $1.1 billion of losses on credit derivatives from the impact of tightening reference entity credit spreads;

•	$1.3 billion of gains on MSRs. For further discussion of the change, refer to Note 16.

•	$1.2 billion of net gains on trading assets - debt and equity instruments, largely driven by credit spread tightening in nonagency mortgage-backed securities and trading loans

Credit & funding adjustments
The following table provides the credit and funding adjustments, excluding the effect of any associated hedging activities, reflected within the Consolidated Balance Sheets as of the dates indicated.

(in millions)	Sep 30, 2014	Dec 31, 2013
Derivative receivables balance(a)	$72,453	$65,759
Derivative payables balance(a)	58,951	57,314
Derivatives CVA(b)(c)	(2,156)	(2,352)
Derivatives DVA and FVA(b)(d)	(339)	(322)
Structured notes balance(a)(e)	54,178	48,808
Structured notes DVA and FVA(b)(f)	1,292	952

(a)	Balances are presented net of applicable credit valuation adjustments (“CVA”) and debt valuation adjustments (“DVA”)/funding valuation adjustments (“FVA”).

(b)
Positive CVA and DVA/FVA represent amounts that increased receivable balances or decreased payable balances; negative CVA and DVA/FVA represent amounts that decreased receivable balances or increased payable balances.

(c)	Derivatives CVA includes results managed by the credit portfolio group and other businesses.

(d)	At September 30, 2014, and December 31, 2013, included derivatives DVA of $688 million and $715 million, respectively.

(e)
Structured notes are predominantly financial instruments containing embedded derivatives that are measured at fair value based on the Firm’s election under the fair value option. At September 30, 2014, and December 31, 2013, included $1.1 billion and $1.1 billion, respectively, of financial instruments with no embedded derivative for which the fair value option has also been elected. For further information on these elections, see Note 4.

(f)	At September 30, 2014, and December 31, 2013 included structured notes DVA of $1.6 billion and $1.4 billion, respectively.
The following table provides the impact of credit and funding adjustments on Principal transactions revenue in the respective periods, excluding the effect of any associated hedging activities.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Credit adjustments:
Derivatives CVA(a)	$(57)	$364	$196	$1,245
Derivatives DVA and FVA(b)	144	(66)	(17)	33
Structured notes DVA and FVA(c)	161	(331)	340	51

(a)	Derivatives CVA includes results managed by the credit portfolio group and other businesses.

(b)
Included derivatives DVA of $68 million and $(66) million for the three months ended September 30, 2014 and 2013 and $(27) million and $33 million for the nine months ended September 30, 2014 and 2013, respectively.

(c)
Included structured notes DVA of $190 million and $(331) million for the three months ended September 30, 2014 and 2013 and $209 million and $51 million for the nine months ended September 30, 2014 and 2013, respectively.

Assets and liabilities measured at fair value on a nonrecurring basis
At September 30, 2014 and 2013, assets measured at fair value on a nonrecurring basis were $2.6 billion and $2.2 billion, respectively, which predominantly consisted of loans that had fair value adjustments for the nine months ended 2014 and 2013. At September 30, 2014, $102 million and $2.5 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. At September 30, 2013, $161 million and $2.0 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. Liabilities measured at fair value on a nonrecurring basis were not significant at September 30, 2014 and 2013. For the three and nine months ended September 30, 2014 and 2013, there were no significant transfers between levels 1, 2, and 3.
Of the $2.6 billion of assets measured at fair value on a nonrecurring basis, $1.3 billion related to trade finance loans that were reclassified to held-for-sale during the fourth quarter of 2013 and subject to a lower of cost or fair value adjustment. These loans were classified as level 3, as they are valued based on the indicative pricing received from external investors, which ranged from a spread of 58 bps to 70 bps, with a weighted average of 60 bps.
At September 30, 2014, assets measured at fair value on a nonrecurring basis also included $675 million related to residential real estate loans measured at the net realizable value of the underlying collateral (i.e., collateral-dependent loans and other loans charged off in accordance with regulatory guidance). These amounts are classified as level 3 as they are valued using a broker’s price opinion and discounted based upon the Firm’s experience with actual liquidation values. These discounts to the broker price opinions ranged from 12% to 66%, with a weighted average of 27%.
The total change in the recorded value of assets and liabilities for which a fair value adjustment has been included in the Consolidated Statements of Income for the three months ended September 30, 2014 and 2013, related to financial instruments held at those dates, was a reduction of $280 million and $215 million, respectively; and for the nine months ended September 30, 2014 and 2013, was a reduction of $709 million and $600 million.
For information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), see Note 14 of JPMorgan Chase’s 2013 Annual Report.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated Balance Sheets at fair value
The following table presents the carrying values and estimated fair values at September 30, 2014, and December 31, 2013, of financial assets and liabilities, excluding financial instruments which are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 of JPMorgan Chase’s 2013 Annual Report.

	September 30, 2014					December 31, 2013
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$25.4	$25.4	$—	$—	$25.4	$39.8	$39.8	$—	$—	$39.8
Deposits with banks	414.3	409.1	5.2	—	414.3	316.1	309.7	6.4	—	316.1
Accrued interest and accounts receivable	75.5	—	75.4	0.1	75.5	65.2	—	64.9	0.3	65.2
Federal funds sold and securities purchased under resale agreements	187.4	—	187.4	—	187.4	223.0	—	223.0	—	223.0
Securities borrowed	117.1	—	117.1	—	117.1	107.7	—	107.7	—	107.7
Securities, held-to-maturity(a)	48.8	—	50.1	—	50.1	24.0	—	23.7	—	23.7
Loans, net of allowance for loan losses(b)	724.8	—	17.0	711.4	728.4	720.1	—	23.0	697.2	720.2
Other(c)	54.1	—	51.4	6.4	57.8	58.2	—	54.5	7.4	61.9
Financial liabilities
Deposits	$1,326.1	$—	$1,325.1	$1.2	$1,326.3	$1,281.1	$—	$1,280.3	$1.2	$1,281.5
Federal funds purchased and securities loaned or sold under repurchase agreements	195.9	—	195.9	—	195.9	175.7	—	175.7	—	175.7
Commercial paper	60.0	—	60.0	—	60.0	57.8	—	57.8	—	57.8
Other borrowed funds	16.7		16.7	—	16.7	14.7	—	14.7	—	14.7
Accounts payable and other liabilities	178.8	—	175.8	2.9	178.7	160.2	—	158.2	1.8	160.0
Beneficial interests issued by consolidated VIEs	44.3	—	42.2	2.1	44.3	47.6	—	44.3	3.2	47.5
Long-term debt and junior subordinated deferrable interest debentures(d)	238.1	—	241.3	3.5	244.8	239.0	—	240.8	6.0	246.8

(a)	Carrying value includes unamortized discount or premium.

(b)
Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based on the value of the underlying collateral. The difference between the estimated fair value and carrying value of a financial asset or liability is the result of the different methodologies used to determine fair value as compared with carrying value. For example, credit losses are estimated for a financial asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in the allowance for loan loss calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in the allowance for loan losses. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see Valuation hierarchy on pages 197–215 of JPMorgan Chase’s 2013 Annual Report and pages 96–108 of this Note.

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

	September 30, 2014					December 31, 2013
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$0.6	$—	$—	$1.6	$1.6	$0.7	$—	$—	$1.0	$1.0

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
Trading assets and liabilities – average balances
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Trading assets – debt and equity instruments	$331,536	$315,575	$324,019	$347,649
Trading assets – derivative receivables	65,786	71,657	63,815	73,950
Trading liabilities – debt and equity instruments(a)	85,407	83,306	85,289	76,541
Trading liabilities – derivative payables	51,524	63,378	51,379	66,083

(a)	Primarily represent securities sold, not yet purchased.

Note 4 – Fair value option
For a discussion of the primary financial instruments for which the fair value option was previously elected, including the basis for those elections and the determination of instrument-specific credit risk, where relevant, see Note 4 of JPMorgan Chase’s 2013 Annual Report.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended September 30,
	2014				2013
(in millions)	Principal transactions	All other income		Total changes in fair value recorded	Principal transactions	All other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$(114)	$—		$(114)	$11	$—		$11
Securities borrowed	(3)	—		(3)	(7)	—		(7)
Trading assets:
Debt and equity instruments, excluding loans(a)	20	1	(c)	21	160	—		160
Loans reported as trading assets:
Changes in instrument-specific credit risk	140	10	(c)	150	316	(15)	(c)	301
Other changes in fair value	98	249	(c)	347	(19)	282	(c)	263
Loans:
Changes in instrument-specific credit risk	3	—		3	22	—		22
Other changes in fair value	(2)	—		(2)	(10)	—		(10)
Other assets	6	21	(d)	27	6	(42)	(d)	(36)
Deposits(a)(b)	117	—		117	(158)	—		(158)
Federal funds purchased and securities loaned or sold under repurchase agreements	15	—		15	8	—		8
Other borrowed funds(a)(b)	(56)	—		(56)	(127)	—		(127)
Trading liabilities	(2)	—		(2)	(9)	—		(9)
Beneficial interests issued by consolidated VIEs	(54)	—		(54)	(85)	—		(85)
Other liabilities	—	—		—	—	—		—
Long-term debt:
Changes in instrument-specific credit risk(b)	162	—		162	(163)	—		(163)
Other changes in fair value(a)	170	—		170	262	—		262

	Nine months ended September 30,
	2014				2013
(in millions)	Principal transactions	All other income		Total changes in fair value recorded	Principal transactions	All other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$(58)	$—		$(58)	$(347)	$—		$(347)
Securities borrowed	(8)	—		(8)	11	—		11
Trading assets:
Debt and equity instruments, excluding loans(a)	495	2	(c)	497	402	7	(c)	409
Loans reported as trading assets:
Changes in instrument-specific credit risk	894	22	(c)	916	855	23	(c)	878
Other changes in fair value	200	941	(c)	1,141	(97)	1,487	(c)	1,390
Loans:
Changes in instrument-specific credit risk	31	—		31	16	—		16
Other changes in fair value	29	—		29	11	—		11
Other assets	18	(121)	(d)	(103)	27	(131)	(d)	(104)
Deposits(a)(b)	(94)	—		(94)	139	—		139
Federal funds purchased and securities loaned or sold under repurchase agreements	(19)	—		(19)	53	—		53
Other borrowed funds(a)(b)	(1,227)	—		(1,227)	253	—		253
Trading liabilities	(11)	—		(11)	(41)	—		(41)
Beneficial interests issued by consolidated VIEs	(191)	—		(191)	(182)	—		(182)
Other liabilities	(27)	—		(27)	—	(1)	(d)	(1)
Long-term debt:
Changes in instrument-specific credit risk(b)	167	—		167	29	—		29
Other changes in fair value(a)	(621)	—		(621)	1,231	—		1,231

(a)	Prior periods have been revised to conform with the current presentation.

(b)
Total changes in instrument-specific credit risk (DVA) related to structured notes were $190 million and $(331) million for the three months ended September 30, 2014 and 2013, respectively, and $209 million and $51 million for the nine months ended September 30, 2014 and 2013, respectively. These totals include such changes for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

(c)	Reported in mortgage fees and related income.

(d)	Reported in other income.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2014, and December 31, 2013, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	September 30, 2014				December 31, 2013
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$4,205		$1,056	$(3,149)	$5,156		$1,491	$(3,665)
Loans	201		115	(86)	209		154	(55)
Subtotal	4,406		1,171	(3,235)	5,365		1,645	(3,720)
All other performing loans
Loans reported as trading assets	40,888		37,597	(3,291)	33,069		29,295	(3,774)
Loans	3,275		3,259	(16)	1,618		1,563	(55)
Total loans	$48,569		$42,027	$(6,542)	$40,052		$32,503	$(7,549)
Long-term debt
Principal-protected debt	$14,416	(c)	$14,631	$215	$15,797	(c)	$15,909	$112
Nonprincipal-protected debt(b)	NA		15,964	NA	NA		12,969	NA
Total long-term debt	NA		$30,595	NA	NA		$28,878	NA
Long-term beneficial interests
Nonprincipal-protected debt(b)	NA		$3,283	NA	NA		$1,996	NA
Total long-term beneficial interests	NA		$3,283	NA	NA		$1,996	NA

(a)	There were no performing loans that were ninety days or more past due as of September 30, 2014, and December 31, 2013.

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
At September 30, 2014, and December 31, 2013, the contractual amount of letters of credit for which the fair value option was elected was $4.5 billion and $4.5 billion, respectively, with a corresponding fair value of $(101) million and $(99) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 29 of JPMorgan Chase’s 2013 Annual Report, and Note 21 of this Form 10-Q.
Structured note products by balance sheet classification and risk component
The table below presents the fair value of the structured notes issued by the Firm, by balance sheet classification and the primary risk to which the structured notes’ embedded derivative relates.

	September 30, 2014				December 31, 2013
(in millions)	Long-term debt	Other borrowed funds	Deposits	Total	Long-term debt	Other borrowed funds	Deposits	Total
Risk exposure
Interest rate	$9,742	$449	$2,029	$12,220	$9,516	$615	$1,270	$11,401
Credit	4,295	182	—	4,477	4,248	13	—	4,261
Foreign exchange	2,451	70	15	2,536	2,321	194	27	2,542
Equity	12,698	13,377	4,148	30,223	11,082	11,936	3,736	26,754
Commodity	1,287	454	1,834	3,575	1,260	310	1,133	2,703
Total structured notes	$30,473	$14,532	$8,026	$53,031	$28,427	$13,068	$6,166	$47,661

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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
◦ Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate/PE	117–118
◦ Interest rate	Hedge floating rate assets and liabilities	Cash flow hedge	Corporate/PE	119
◦ Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate/PE	117–118
◦ Foreign exchange	Hedge forecasted revenue and expense	Cash flow hedge	Corporate/PE	119
◦ Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. subsidiaries	Net investment hedge	Corporate/PE	120
◦ Commodity	Hedge commodity inventory	Fair value hedge	CIB	117-118
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
◦ Interest rate	Manage the risk of the mortgage pipeline, warehouse loans and MSRs	Specified risk management	CCB	120
◦ Credit	Manage the credit risk of wholesale lending exposures	Specified risk management	CIB	120
◦ Commodity	Manage the risk of certain commodities-related contracts and investments	Specified risk management	CIB	120
◦ Interest rate and foreign exchange	Manage the risk of certain other specified assets and liabilities	Specified risk management	Corporate/PE	120
Market-making derivatives and other activities:
◦ Various	Market-making and related risk management	Market-making and other	CIB	120
◦ Various	Other derivatives	Market-making and other	CIB, Corporate/PE	120

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of September 30, 2014, and December 31, 2013.

	Notional amounts(c)
(in billions)	September 30, 2014	December 31, 2013
Interest rate contracts
Swaps	$29,792	$35,221
Futures and forwards(a)	11,067	11,238
Written options(a)	4,107	4,059
Purchased options	4,487	4,187
Total interest rate contracts	49,453	54,705
Credit derivatives(a)(b)	4,658	5,331
Foreign exchange contracts
Cross-currency swaps	3,497	3,488
Spot, futures and forwards	5,103	3,773
Written options	869	659
Purchased options	848	652
Total foreign exchange contracts	10,317	8,572
Equity contracts
Swaps(a)	206	187
Futures and forwards(a)	51	50
Written options	509	425
Purchased options	431	380
Total equity contracts	1,197	1,042
Commodity contracts
Swaps	121	124
Spot, futures and forwards	196	234
Written options	205	202
Purchased options	199	203
Total commodity contracts	721	763
Total derivative notional amounts	$66,346	$70,413

(a)	The prior period amount has been revised. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

(b)	For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on page 121 of this Note.

(c)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
September 30, 2014 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$820,941	$3,219	$824,160	$30,749	$790,431	$2,720	$793,151	$14,672
Credit	74,036	—	74,036	1,239	72,728	—	72,728	1,265
Foreign exchange	199,913	3,484	203,397	21,730	200,537	772	201,309	20,074
Equity	49,717	—	49,717	9,465	53,078	—	53,078	11,742
Commodity	36,433	539	36,972	9,270	38,264	423	38,687	11,198
Total fair value of trading assets and liabilities	$1,181,040	$7,242	$1,188,282	$72,453	$1,155,038	$3,915	$1,158,953	$58,951

	Gross derivative receivables				Gross derivative payables
December 31, 2013 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$851,189	$3,490	$854,679	$25,782	$820,811	$4,543	$825,354	$13,283
Credit	83,520	—	83,520	1,516	82,402	—	82,402	2,281
Foreign exchange	152,240	1,359	153,599	16,790	158,728	1,397	160,125	15,947
Equity	52,931	—	52,931	12,227	54,654	—	54,654	14,719
Commodity	34,344	1,394	35,738	9,444	37,605	9	37,614	11,084
Total fair value of trading assets and liabilities	$1,174,224	$6,243	$1,180,467	$65,759	$1,154,200	$5,949	$1,160,149	$57,314

(a)	Balances exclude structured notes for which the fair value option has been elected. See Note 4 for further information.

(b)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

The following table presents, as of September 30, 2014, and December 31, 2013, the gross and net derivative receivables by contract and settlement type. Derivative receivables have been netted on the Consolidated Balance Sheets against derivative payables and cash collateral payables to the same counterparty with respect to derivative contracts for which the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, the receivables are not eligible under U.S. GAAP for netting on the Consolidated Balance Sheets, and are shown separately in the table below.

	September 30, 2014				December 31, 2013
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over–the–counter (“OTC”)	$488,454	$(463,899)		$24,555	$486,449	$(466,493)		$19,956
OTC–cleared	329,537	(329,512)		25	362,426	(362,404)		22
Exchange traded(a)	—	—		—	—	—		—
Total interest rate contracts	817,991	(793,411)		24,580	848,875	(828,897)		19,978
Credit contracts:
OTC	64,251	(63,674)		577	66,269	(65,725)		544
OTC–cleared	9,250	(9,123)		127	16,841	(16,279)		562
Total credit contracts	73,501	(72,797)		704	83,110	(82,004)		1,106
Foreign exchange contracts:
OTC	196,570	(181,610)		14,960	148,953	(136,763)		12,190
OTC–cleared	61	(57)		4	46	(46)		—
Exchange traded(a)	—	—		—	—	—		—
Total foreign exchange contracts	196,631	(181,667)		14,964	148,999	(136,809)		12,190
Equity contracts:
OTC	23,262	(22,971)		291	31,870	(29,289)		2,581
OTC–cleared	—	—		—	—	—		—
Exchange traded(a)	20,578	(17,281)		3,297	17,732	(11,415)		6,317
Total equity contracts	43,840	(40,252)		3,588	49,602	(40,704)		8,898
Commodity contracts:
OTC	20,871	(14,565)		6,306	21,619	(15,082)		6,537
OTC–cleared	—	—		—	—	—		—
Exchange traded(a)	14,665	(13,137)		1,528	12,528	(11,212)		1,316
Total commodity contracts	35,536	(27,702)		7,834	34,147	(26,294)		7,853
Derivative receivables with appropriate legal opinion	$1,167,499	$(1,115,829)	(b)	$51,670	$1,164,733	$(1,114,708)	(b)	$50,025
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	20,783			20,783	15,734			15,734
Total derivative receivables recognized on the Consolidated Balance Sheets	$1,188,282			$72,453	$1,180,467			$65,759

(a)	Exchange traded derivative amounts that relate to futures contracts are settled daily.

(b)	Included cash collateral netted of $65.4 billion and $63.9 billion at September 30, 2014, and December 31, 2013, respectively.

The following table presents, as of September 30, 2014, and December 31, 2013, the gross and net derivative payables by contract and settlement type. Derivative payables have been netted on the Consolidated Balance Sheets against derivative receivables and cash collateral receivables from the same counterparty with respect to derivative contracts for which the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, the payables are not eligible under U.S. GAAP for netting on the Consolidated Balance Sheets, and are shown separately in the table below.

	September 30, 2014				December 31, 2013
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$463,497	$(453,127)		$10,370	$467,850	$(458,081)		$9,769
OTC–cleared	326,416	(325,352)		1,064	354,698	(353,990)		708
Exchange traded(a)	—	—		—	—	—		—
Total interest rate contracts	789,913	(778,479)		11,434	822,548	(812,071)		10,477
Credit contracts:
OTC	62,800	(61,977)		823	65,223	(63,671)		1,552
OTC–cleared	9,486	(9,486)		—	16,506	(16,450)		56
Total credit contracts	72,286	(71,463)		823	81,729	(80,121)		1,608
Foreign exchange contracts:
OTC	195,505	(181,185)		14,320	155,110	(144,119)		10,991
OTC–cleared	50	(50)		—	61	(59)		2
Exchange traded(a)	—	—		—	—	—		—
Total foreign exchange contracts	195,555	(181,235)		14,320	155,171	(144,178)		10,993
Equity contracts:
OTC	28,755	(24,055)		4,700	33,295	(28,520)		4,775
OTC–cleared	—	—		—	—	—		—
Exchange traded(a)	18,268	(17,281)		987	17,349	(11,415)		5,934
Total equity contracts	47,023	(41,336)		5,687	50,644	(39,935)		10,709
Commodity contracts:
OTC	23,013	(14,352)		8,661	21,993	(15,318)		6,675
OTC–cleared	—	—		—	—	—		—
Exchange traded(a)	14,421	(13,137)		1,284	12,367	(11,212)		1,155
Total commodity contracts	37,434	(27,489)		9,945	34,360	(26,530)		7,830
Derivative payables with appropriate legal opinions	$1,142,211	$(1,100,002)	(b)	$42,209	$1,144,452	$(1,102,835)	(b)	$41,617
Derivative payables where an appropriate legal opinion has not been either sought or obtained	16,742			16,742	15,697			15,697
Total derivative payables recognized on the Consolidated Balance Sheets	$1,158,953			$58,951	$1,160,149			$57,314

(a)	Exchange traded derivative balances that relate to futures contracts are settled daily.

(b)	Included cash collateral netted of $49.6 billion and $52.1 billion related to OTC and OTC-cleared derivatives at September 30, 2014, and December 31, 2013, respectively.

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

The following tables present information regarding certain financial instrument collateral received and transferred as of September 30, 2014, and December 31, 2013, that is not eligible for net presentation under U.S. GAAP. The collateral included in these tables relates only to the derivative instruments for which appropriate legal opinions have been obtained; excluded are (i) additional collateral that exceeds the fair value exposure and (ii) all collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.

Derivative receivable collateral
	September 30, 2014				December 31, 2013
(in millions)	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure
Derivative receivables with appropriate legal opinions	$51,670	$(14,244)	(a)	$37,426	$50,025	$(12,414)	(a)	$37,611

Derivative payable collateral(b)
	September 30, 2014				December 31, 2013
(in millions)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)
Derivative payables with appropriate legal opinions	$42,209	$(7,762)	(a)	$34,447	$41,617	$(6,873)	(a)	$34,744

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
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at September 30, 2014, and December 31, 2013.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	September 30, 2014	December 31, 2013
Aggregate fair value of net derivative payables	$25,561	$24,631
Collateral posted	20,905	20,346

The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), at September 30, 2014, and December 31, 2013, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral, except in certain instances in which additional initial margin may be required upon a ratings downgrade, or termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	September 30, 2014		December 31, 2013
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$1,013	$3,277	$952	$3,244
Amount required to settle contracts with termination triggers upon downgrade(b)	372	722	540	876

(a)	Includes the additional collateral to be posted for initial margin.

(b)	Amounts represent fair value of derivative payables, and do not reflect collateral posted.

Impact of derivatives on the Consolidated Statements of Income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses

The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three and nine months ended September 30, 2014 and 2013, respectively. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended September 30, 2014 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$(286)	$651	$365	$27	$338
Foreign exchange(b)	6,008	(6,052)	(44)	—	(44)
Commodity(c)	284	(236)	48	10	38
Total	$6,006	$(5,637)	$369	$37	$332

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended September 30, 2013 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$(151)	$484	$333	$(18)	$351
Foreign exchange(b)	(3,766)	3,701	(65)	—	(65)
Commodity(c)	(842)	547	(295)	18	(313)
Total	$(4,759)	$4,732	$(27)	$—	$(27)

	Gains/(losses) recorded in income			Income statement impact due to:
Nine months ended September 30, 2014 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$1,035	$(17)	$1,018	$99	$919
Foreign exchange(b)	5,222	(5,421)	(199)	—	(199)
Commodity(c)	(97)	278	181	38	143
Total	$6,160	$(5,160)	$1,000	$137	$863

	Gains/(losses) recorded in income			Income statement impact due to:
Nine months ended September 30, 2013 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$(2,757)	$3,793	$1,036	$(118)	$1,154
Foreign exchange(b)	267	(419)	(152)	—	(152)
Commodity(c)	366	(1,265)	(899)	6	(905)
Total	$(2,124)	$2,109	$(15)	$(112)	$97

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

Cash flow hedge gains and losses

The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three and nine months ended September 30, 2014 and 2013, respectively. The Firm includes the gain/(loss) on the hedging derivative and the change in cash flows on the hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months ended September 30, 2014 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(12)	$—	$(12)	$26	$38
Foreign exchange(b)	43	—	43	(92)	(135)
Total	$31	$—	$31	$(66)	$(97)

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months ended September 30, 2013 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(15)	$—	$(15)	$(3)	$12
Foreign exchange(b)	8	—	8	109	101
Total	$(7)	$—	$(7)	$106	$113

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Nine months ended September 30, 2014 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(48)	$—	$(48)	$160	$208
Foreign exchange(b)	81	—	81	(11)	(92)
Total	$33	$—	$33	$149	$116

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Nine months ended September 30, 2013 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(56)	$—	$(56)	$(529)	$(473)
Foreign exchange(b)	(14)	—	(14)	(7)	7
Total	$(70)	$—	$(70)	$(536)	$(466)

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.

(c)	The Firm did not experience any forecasted transactions that failed to occur for the three and nine months ended September 30, 2014 and 2013.

(d)
Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

Over the next 12 months, the Firm expects that $5 million (after-tax) of net gains recorded in accumulated other comprehensive income (“AOCI”) at September 30, 2014, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 9 years, and such transactions primarily relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the three and nine months ended September 30, 2014 and 2013.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2014		2013
Three months ended September 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(114)	$1,185	$(112)	$(343)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2014		2013
Nine months ended September 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(341)	$823	$(274)	$648
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in current-period income. The Firm measures the ineffectiveness of net investment hedge accounting relationships based on changes in spot foreign currency rates, and therefore there was no material ineffectiveness for net investment hedge accounting relationships during the three and nine months ended September 30, 2014 and 2013.

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

	Derivatives gains/(losses) recorded in income
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Contract type
Interest rate(a)	$321	$(40)	$1,428	$687
Credit(b)	1	(32)	(40)	(71)
Foreign exchange(c)	(2)	—	(5)	1
Commodity(d)	16	34	178	108
Total	$336	$(38)	$1,561	$725

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
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
September 30, 2014 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)		Other protection purchased(e)
Credit derivatives
Credit default swaps	$(2,262,580)	$2,284,067	$21,487		$12,793
Other credit derivatives(a)	(43,715)	34,967	(8,747)		19,797
Total credit derivatives	(2,306,295)	2,319,034	12,740		32,590
Credit-related notes	(103)	—	(103)		2,869
Total	$(2,306,398)	$2,319,034	$12,637		$35,459

	Maximum payout/Notional amount
December 31, 2013 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)		Other protection purchased(e)
Credit derivatives
Credit default swaps	$(2,601,581)	$2,610,198	$8,617		$8,722
Other credit derivatives(a)	(44,137)	(b) 45,921	1,784	(b)	20,480	(b)
Total credit derivatives	(2,645,718)	2,656,119	10,401		29,202
Credit-related notes	(130)	—	(130)		2,720
Total	$(2,645,848)	$2,656,119	$10,271		$31,922

(a)	Other credit derivatives predominantly consists of credit swap options.

(b)	The prior period amounts have been revised. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

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
The following tables summarize the notional amounts by the ratings and maturity profile, and the total fair value, of credit derivatives as of September 30, 2014, and December 31, 2013, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile
September 30, 2014 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(c)	Fair value of payables(c)	Net fair value
Risk rating of reference entity
Investment-grade	$(348,060)	$(1,246,407)	$(93,156)	$(1,687,623)	$28,786	$(3,780)	$25,006
Noninvestment-grade	(147,648)	(445,043)	(26,084)	(618,775)	22,160	(18,014)	4,146
Total	$(495,708)	$(1,691,450)	$(119,240)	$(2,306,398)	$50,946	$(21,794)	$29,152

December 31, 2013 (in millions)	<1 year		1–5 years		>5 years		Total notional amount		Fair value of receivables(c)		Fair value of payables(c)		Net fair value
Risk rating of reference entity
Investment-grade	$(368,712)	(b)	$(1,469,773)	(b)	$(93,209)	(b)	$(1,931,694)	(b)	$31,730	(b)	$(5,664)	(b)	$26,066	(b)
Noninvestment-grade	(140,540)		(544,671)		(28,943)		(714,154)		27,426		(16,674)		10,752
Total	$(509,252)		$(2,014,444)		$(122,152)		$(2,645,848)		$59,156		$(22,338)		$36,818

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)	The prior period amounts have been revised. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

(c)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

Note 6 – Noninterest revenue
For a discussion of the components of and accounting policies for the Firm’s noninterest revenue, see Note 7 of JPMorgan Chase’s 2013 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Underwriting
Equity	$414	$333	$1,244	$1,063
Debt	710	851	2,269	2,724
Total underwriting	1,124	1,184	3,513	3,787
Advisory	414	323	1,196	882
Total investment banking fees	$1,538	$1,507	$4,709	$4,669
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Trading revenue by instrument type(a)
Interest rate	$655	$196	$1,636	$1,080
Credit	556	515	1,685	2,517
Foreign exchange	381	377	1,249	1,579
Equity	638	575	2,202	2,561
Commodity(b)	411	509	1,446	1,748
Total trading revenue	2,641	2,172	8,218	9,485
Private equity gains/(losses)(c)	325	490	978	698
Principal transactions	$2,966	$2,662	$9,196	$10,183

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

(c)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, as well as those held in other business segments.
The following table presents the components of firmwide asset management, administration and commissions.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Asset management fees
Investment management fees(a)	$2,311	$1,962	$6,667	$5,735
All other asset management fees(b)	120	117	374	381
Total asset management fees	2,431	2,079	7,041	6,116

Total administration fees(c)	536	511	1,627	1,587

Commission and other fees
Brokerage commissions	567	569	1,766	1,774
All other commissions and fees	444	508	1,387	1,654
Total commissions and fees	1,011	1,077	3,153	3,428
Total asset management, administration and commissions	$3,978	$3,667	$11,821	$11,131

(a)	Represents fees earned from managing assets on behalf of Firm clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.

(b)	Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.

(c)	Predominantly includes fees for custody, securities lending, funds services and securities clearance.
Other income
Included in other income is operating lease income of $433 million and $376 million for the three months ended September 30, 2014 and 2013, respectively, and $1.3 billion and $1.1 billion for the nine months ended September 30, 2014 and 2013, respectively.

Note 7 – Interest income and Interest expense
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, see Note 8 of JPMorgan Chase’s 2013 Annual Report.
Details of interest income and interest expense were as follows.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2014	2013		2014	2013
Interest income
Loans	$8,060	$8,300		$24,138	$25,154
Taxable securities	1,903	1,750		5,743	5,038
Tax-exempt securities	387	247		1,041	627
Total securities	2,290	1,997		6,784	5,665
Trading assets	1,855	1,902	(d)	5,453	6,237	(d)
Federal funds sold and securities purchased under resale agreements	400	487		1,234	1,491
Securities borrowed(a)	(150)	(35)		(369)	(71)
Deposits with banks	300	264		835	649
Other assets(b)	171	151		505	378
Total interest income	12,926	13,066	(d)	38,580	39,503	(d)
Interest expense
Interest-bearing deposits	399	514		1,242	1,598
Short-term and other liabilities(c)	238	428	(d)	1,121	1,328	(d)
Long-term debt	1,084	1,236		3,337	3,792
Beneficial interests issued by consolidated VIEs	98	113		308	373
Total interest expense	1,819	2,291	(d)	6,008	7,091	(d)
Net interest income	11,107	10,775		32,572	32,412
Provision for credit losses	757	(543)		2,299	121
Net interest income after provision for credit losses	$10,350	$11,318		$30,273	$32,291

(a)
Negative interest income for the three and nine months ended September 30, 2014 and 2013, is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; the offset of this matched book activity is reflected as lower net interest expense reported within short-term and other liabilities.

(b)	Largely margin loans.

(c)	Includes brokerage customer payables.

(d)	Effective January 1, 2014, prior period amounts (and the corresponding amounts on the Consolidated statements of income) have been reclassified to conform with the current period presentation.

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

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Three months September 30, (in millions)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost
Benefits earned during the period	$70	$78	$8	$8	$—	$1
Interest cost on benefit obligations	133	112	34	33	9	9
Expected return on plan assets	(247)	(239)	(42)	(36)	(25)	(24)
Amortization:
Net (gain)/loss	6	68	12	12	—	—
Prior service cost/(credit)	(9)	(10)	(1)	(1)	—	—
Net periodic defined benefit cost	(47)	9	11	16	(16)	(14)
Other defined benefit pension plans(a)	3	4	2	2	NA	NA
Total defined benefit plans	(44)	13	13	18	(16)	(14)
Total defined contribution plans	115	114	87	77	NA	NA
Total pension and OPEB cost included in compensation expense	$71	$127	$100	$95	$(16)	$(14)

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Nine months ended September 30, (in millions)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost
Benefits earned during the period	$210	$235	$25	$25	$—	$1
Interest cost on benefit obligations	401	335	104	93	27	27
Expected return on plan assets	(739)	(716)	(131)	(104)	(75)	(70)
Amortization:
Net (gain)/loss	19	203	36	36	—	1
Prior service cost/(credit)	(31)	(31)	(1)	(2)	—	—
Net periodic defined benefit cost	(140)	26	33	48	(48)	(41)
Other defined benefit pension plans(a)	10	11	5	8	NA	NA
Total defined benefit plans	(130)	37	38	56	(48)	(41)
Total defined contribution plans	333	334	254	236	NA	NA
Total pension and OPEB cost included in compensation expense	$203	$371	$292	$292	$(48)	$(41)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $16.5 billion and $3.7 billion, as of September 30, 2014, and $16.1 billion and $3.5 billion respectively, as of December 31, 2013. See Note 19 for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the three and nine month periods ended September 30, 2014, and 2013.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Cost of prior grants of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$326	$347	$1,071	$1,103
Accrual of estimated costs of stock awards to be granted in future periods including those to full-career eligible employees	213	160	610	631
Total noncash compensation expense related to employee stock-based incentive plans	$539	$507	$1,681	$1,734
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

Note 10 – Noninterest expense
The following table presents the components of noninterest expense.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Compensation expense	$7,831	$7,325	$23,300	$23,758
Noncompensation expense:
Occupancy expense	978	947	2,903	2,752
Technology, communications and equipment expense	1,465	1,356	4,309	4,049
Professional and outside services	1,907	1,897	5,625	5,532
Marketing	610	588	1,824	1,755
Other expense(a)(b)	2,956	11,373	7,590	16,625
Amortization of intangibles	51	140	314	444
Total noncompensation expense	7,967	16,301	22,565	31,157
Total noninterest expense	$15,798	$23,626	$45,865	$54,915

(a)
Included Firmwide legal expense of $1.1 billion and $9.3 billion for the three months ended September 30, 2014 and 2013, respectively, and $1.8 billion and $10.3 billion for the nine months ended September 30, 2014 and 2013, respectively.

(b)
Included Federal Deposit Insurance Corporation-related (“FDIC”) expense of $250 million and $362 million for the three months ended September 30, 2014 and 2013, respectively, and $809 million and $1.1 billion for the nine months ended September 30, 2014 and 2013, respectively.

Note 11 – Securities
Securities are classified as AFS, HTM or trading. Securities classified as trading are discussed in Note 3. Predominantly all of the Firm’s AFS and HTM investment securities (the “investment securities portfolio”) are held by Treasury and Chief Investment Office (“CIO”) in connection with its asset-liability management objectives. At both September 30, 2014, and December 31, 2013, the average credit rating of the debt securities comprising the investment securities portfolio was AA+ (based upon external ratings where available and, where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). For additional information regarding the investment securities portfolio, see Note 12 of JPMorgan Chase’s 2013 Annual Report.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014		2013
Realized gains	$41	$268	$265		$932
Realized losses	(33)	(223)	(215)		(254)
Net realized gains(a)	8	45	50		678
OTTI losses:
Securities the Firm intends to sell	(2)	(19)	(2)	(b)	(19)	(b)
Total OTTI losses recognized in income	(2)	(19)	(2)		(19)
Net securities gains	$6	$26	$48		$659

(a)
Total proceeds from securities sold were within approximately 1% of amortized cost for both the three and nine months ended September 30, 2014, and 1% and 2% of amortized cost for the three and nine months ended September 30, 2013, respectively.

(b)
Excludes realized losses of $3 million and $6 million for the nine months ended September 30, 2014 and 2013, respectively that had been previously reported as an OTTI loss due to the intention to sell the securities.

The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	September 30, 2014				December 31, 2013
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$62,581	$2,070	$200	$64,451	$76,428	$2,364	$977	$77,815
Residential:
Prime and Alt-A	4,025	70	28	4,067	2,744	61	27	2,778
Subprime	723	19	—	742	908	23	1	930
Non-U.S.	48,696	1,282	—	49,978	57,448	1,314	1	58,761
Commercial	19,064	457	12	19,509	15,891	560	26	16,425
Total mortgage-backed securities	135,089	3,898	240	138,747	153,419	4,322	1,032	156,709
U.S. Treasury and government agencies(a)	26,520	93	3	26,610	21,310	385	306	21,389
Obligations of U.S. states and municipalities	27,569	1,993	38	29,524	29,741	707	987	29,461
Certificates of deposit	1,309	1	2	1,308	1,041	1	1	1,041
Non-U.S. government debt securities	53,548	1,194	35	54,707	55,507	863	122	56,248
Corporate debt securities	20,098	543	13	20,628	21,043	498	29	21,512
Asset-backed securities:
Collateralized loan obligations	30,092	199	102	30,189	28,130	236	136	28,230
Other	12,492	215	3	12,704	12,062	186	3	12,245
Total available-for-sale debt securities	306,717	8,136	436	314,417	322,253	7,198	2,616	326,835
Available-for-sale equity securities	3,102	13	—	3,115	3,125	17	—	3,142
Total available-for-sale securities	$309,819	$8,149	$436	$317,532	$325,378	$7,215	$2,616	$329,977
Total held-to-maturity securities(b)	$48,826	$1,226	$2	$50,050	$24,026	$22	$317	$23,731

(a)	Included total U.S. government-sponsored enterprise obligations with fair values of $58.4 billion and $67.0 billion at September 30, 2014, and December 31, 2013, respectively.

(b)
As of September 30, 2014, consists of MBS issued by U. S. government-sponsored enterprises with an amortized cost of $35.7 billion, MBS issued by U.S. government agencies with an amortized cost of $3.9 billion and obligations of U.S. states and municipalities with an amortized cost of $9.2 billion. As of December 31, 2013, consists of MBS issued by U.S. government-sponsored enterprises with an amortized cost of $23.1 billion and obligations of U.S. states and municipalities with an amortized cost of $920 million.

Securities impairment
The following tables present the fair value and gross unrealized losses for investment securities by aging category at September 30, 2014, and December 31, 2013.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
September 30, 2014 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$5,942	$21	$6,711	$179	$12,653	$200
Residential:
Prime and Alt-A	925	3	429	25	1,354	28
Subprime	—	—	—	—	—	—
Non-U.S.	—	—	—	—	—	—
Commercial	2,236	9	282	3	2,518	12
Total mortgage-backed securities	9,103	33	7,422	207	16,525	240
U.S. Treasury and government agencies	502	1	1,994	2	2,496	3
Obligations of U.S. states and municipalities	2,660	34	163	4	2,823	38
Certificates of deposit	1,256	2	—	—	1,256	2
Non-U.S. government debt securities	6,037	10	1,185	25	7,222	35
Corporate debt securities	2,001	9	321	4	2,322	13
Asset-backed securities:
Collateralized loan obligations	9,996	35	7,517	67	17,513	102
Other	381	3	—	—	381	3
Total available-for-sale debt securities	31,936	127	18,602	309	50,538	436
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity securities	998	2	—	—	998	2
Total securities with gross unrealized losses	$32,934	$129	$18,602	$309	$51,536	$438

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2013 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$20,293	$895	$1,150	$82	$21,443	$977
Residential:
Prime and Alt-A	1,061	27	—	—	1,061	27
Subprime	152	1	—	—	152	1
Non-U.S.	—	—	158	1	158	1
Commercial	3,980	26	—	—	3,980	26
Total mortgage-backed securities	25,486	949	1,308	83	26,794	1,032
U.S. Treasury and government agencies	6,293	250	237	56	6,530	306
Obligations of U.S. states and municipalities	15,387	975	55	12	15,442	987
Certificates of deposit	988	1	—	—	988	1
Non-U.S. government debt securities	11,286	110	821	12	12,107	122
Corporate debt securities	1,580	21	505	8	2,085	29
Asset-backed securities:
Collateralized loan obligations	18,369	129	393	7	18,762	136
Other	1,114	3	—	—	1,114	3
Total available-for-sale debt securities	80,503	2,438	3,319	178	83,822	2,616
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity securities	$20,745	$317	$—	$—	$20,745	$317
Total securities with gross unrealized losses	$101,248	$2,755	$3,319	$178	$104,567	$2,933

Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the three and nine months ended September 30, 2014 and 2013, of the credit loss component of OTTI losses that have been recognized in income related to AFS debt securities that the Firm does not intend to sell.

	Three months ended September30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Balance, beginning of period	$1	$519	$1	$522
Reductions:
Sales and redemptions of credit-impaired securities	—	—	—	(3)
Balance, end of period	$1	$519	$1	$519
Gross unrealized losses
Gross unrealized losses have generally decreased since December 31, 2013. Though losses on securities that have been in an unrealized loss position for 12 months or more have increased, the increase is not material. The Firm has recognized the unrealized losses on securities it intends to sell. As of September 30, 2014, the Firm does not intend to sell any investment securities with unrealized losses recorded in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities noted above for which credit losses have been recognized in income, the Firm believes that the securities in an unrealized loss position are not other-than-temporarily impaired as of September 30, 2014.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at September 30, 2014, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity September 30, 2014 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$889	$13,473	$6,177	$114,550	$135,089
Fair value	899	13,865	6,395	117,588	138,747
Average yield(b)	2.82%	1.98%	2.92%	2.92%	2.82%
U.S. Treasury and government agencies(a)
Amortized cost	$11,989	$3,498	$10,034	$999	$26,520
Fair value	12,005	3,498	10,050	1,057	26,610
Average yield(b)	0.33%	0.32%	0.20%	0.76%	0.30%
Obligations of U.S. states and municipalities
Amortized cost	$49	$484	$1,389	$25,647	$27,569
Fair value	49	506	1,458	27,511	29,524
Average yield(b)	3.93%	4.09%	4.46%	6.80%	6.63%
Certificates of deposit
Amortized cost	$1,258	$51	$—	$—	$1,309
Fair value	1,256	52	—	—	1,308
Average yield(b)	2.29%	3.28%	—%	—%	2.33%
Non-U.S. government debt securities
Amortized cost	$13,357	$14,296	$23,853	$2,042	$53,548
Fair value	13,387	14,581	24,553	2,186	54,707
Average yield(b)	3.06%	2.42%	1.15%	1.38%	1.98%
Corporate debt securities
Amortized cost	$5,053	$9,717	$5,208	$120	$20,098
Fair value	5,072	9,989	5,447	120	20,628
Average yield(b)	2.14%	2.36%	2.48%	3.90%	2.35%
Asset-backed securities
Amortized cost	$4	$2,119	$17,852	$22,609	$42,584
Fair value	4	2,137	18,022	22,730	42,893
Average yield(b)	2.15%	1.85%	1.76%	1.79%	1.78%
Total available-for-sale debt securities
Amortized cost	$32,599	$43,638	$64,513	$165,967	$306,717
Fair value	32,672	44,628	65,925	171,192	314,417
Average yield(b)	1.88%	2.09%	1.52%	3.33%	2.62%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$3,102	$3,102
Fair value	—	—	—	3,115	3,115
Average yield(b)	—%	—%	—%	0.20%	0.20%
Total available-for-sale securities
Amortized cost	$32,599	$43,638	$64,513	$169,069	$309,819
Fair value	32,672	44,628	65,925	174,307	317,532
Average yield(b)	1.88%	2.09%	1.52%	3.28%	2.60%
Total held-to-maturity securities
Amortized cost	$—	$55	$442	$48,329	$48,826
Fair value	—	55	460	49,535	50,050
Average yield(b)	—	4.34%	4.82%	3.95%	3.96%

(a)	U.S. government-sponsored enterprises and the U.S. Department of the Treasury were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at September 30, 2014.

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

(c)
Includes securities with no stated maturity. Substantially all of the Firm’s residential mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated duration, which reflects anticipated future prepayments, is approximately six years for agency residential mortgage-backed securities, three years for agency residential collateralized mortgage obligations and five years for U.S. nonagency residential collateralized mortgage obligations.

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

The following table presents as of September 30, 2014, and December 31, 2013, the gross and net securities purchased under resale agreements and securities borrowed. Securities purchased under resale agreements have been presented on the Consolidated Balance Sheets net of securities sold under repurchase agreements where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement, and where the other relevant criteria have been met. Where such a legal opinion has not been either sought or obtained, the securities purchased under resale agreements are not eligible for netting and are shown separately in the table below. Securities borrowed are presented on a gross basis on the Consolidated Balance Sheets.

	September 30, 2014				December 31, 2013
(in millions)	Gross asset balance	Amounts netted on the Consolidated Balance Sheets	Net asset balance		Gross asset balance	Amounts netted on the Consolidated Balance Sheets	Net asset balance
Securities purchased under resale agreements
Securities purchased under resale agreements with an appropriate legal opinion	$348,990	$(142,187)	$206,803		$354,814	$(115,408)	$239,406
Securities purchased under resale agreements where an appropriate legal opinion has not been either sought or obtained	7,231		7,231		8,279		8,279
Total securities purchased under resale agreements	$356,221	$(142,187)	$214,034	(a)	$363,093	$(115,408)	$247,685	(a)
Securities borrowed	$118,873	NA	$118,873	(b)(c)	$111,465	NA	$111,465	(b)(c)

(a)	At September 30, 2014, and December 31, 2013, included securities purchased under resale agreements of $27.0 billion and $25.1 billion, respectively, accounted for at fair value.

(b)	At September 30, 2014, and December 31, 2013, included securities borrowed of $1.8 billion and $3.7 billion, respectively, accounted for at fair value.

(c)
Included $40.8 billion and $26.9 billion at September 30, 2014, and December 31, 2013, respectively, of securities borrowed where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement.

The following table presents information as of September 30, 2014, and December 31, 2013, regarding the securities purchased under resale agreements and securities borrowed for which an appropriate legal opinion has been obtained with respect to the master netting agreement. The table below excludes information related to resale agreements and securities borrowed where such a legal opinion has not been either sought or obtained.

	September 30, 2014				December 31, 2013
		Amounts not nettable on the Consolidated Balance Sheets(a)				Amounts not nettable on the Consolidated Balance Sheets(a)
(in millions)	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure
Securities purchased under resale agreements with an appropriate legal opinion	$206,803	$(201,764)	$(143)	$4,896	$239,406	$(234,495)	$(98)	$4,813
Securities borrowed	$78,074	$(75,819)	$—	$2,255	$84,531	$(81,127)	$—	$3,404

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

The following table presents as of September 30, 2014, and December 31, 2013, the gross and net securities sold under repurchase agreements and securities loaned. Securities sold under repurchase agreements have been presented on the Consolidated Balance Sheets net of securities purchased under resale agreements where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement, and where the other relevant criteria have been met. Where such a legal opinion has not been either sought or obtained, the securities sold under repurchase agreements are not eligible for netting and are shown separately in the table below. Securities loaned are presented on a gross basis on the Consolidated Balance Sheets.

	September 30, 2014				December 31, 2013
(in millions)	Gross liability balance	Amounts netted on the Consolidated Balance Sheets	Net liability balance		Gross liability balance		Amounts netted on the Consolidated Balance Sheets	Net liability balance
Securities sold under repurchase agreements
Securities sold under repurchase agreements with an appropriate legal opinion	$297,202	$(142,187)	$155,015		$257,630	(f)	$(115,408)	$142,222	(f)
Securities sold under repurchase agreements where an appropriate legal opinion has not been either sought or obtained(a)	22,366		22,366		18,143	(f)		18,143	(f)
Total securities sold under repurchase agreements	$319,568	$(142,187)	$177,381	(c)	$275,773		$(115,408)	$160,365	(c)
Securities loaned(b)	$25,985	NA	$25,985	(d)(e)	$25,769		NA	$25,769	(d)(e)

(a)	Includes repurchase agreements that are not subject to a master netting agreement but do provide rights to collateral.

(b)
Included securities-for-securities borrow vs. pledge transactions of $5.9 billion and $5.8 billion at September 30, 2014, and December 31, 2013, respectively, when acting as lender and as presented within other liabilities in the Consolidated Balance Sheets.

(c)	At September 30, 2014, and December 31, 2013, included securities sold under repurchase agreements of $2.9 billion and $4.9 billion, respectively, accounted for at fair value.

(d)	At December 31, 2013, included securities loaned of $483 million accounted for at fair value; there were no securities loaned accounted for at fair value as of September 30, 2014.

(e)
Included $368 million and $397 million at September 30, 2014, and December 31, 2013, respectively, of securities loaned where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement.

(f)	The prior period amounts have been revised with a corresponding impact in the table below. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.

The following table presents information as of September 30, 2014, and December 31, 2013, regarding the securities sold under repurchase agreements and securities loaned for which an appropriate legal opinion has been obtained with respect to the master netting agreement. The table below excludes information related to repurchase agreements and securities loaned where such a legal opinion has not been either sought or obtained.

	September 30, 2014				December 31, 2013
		Amounts not nettable on the Consolidated balance sheets(a)					Amounts not nettable on the Consolidated balance sheets(a)
(in millions)	Net liability balance	Financial instruments(b)	Cash collateral	Net amount(c)	Net liability balance		Financial instruments(b)		Cash collateral	Net amount(c)
Securities sold under repurchase agreements with an appropriate legal opinion	$155,015	$(152,442)	$(420)	$2,153	$142,222	(d)	$(139,051)	(d)	$(450)	$2,721
Securities loaned	$25,617	$(25,302)	$—	$315	$25,372		$(25,125)		$—	$247

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
Transfers not qualifying for sale accounting
At September 30, 2014, and December 31, 2013, the Firm held $13.5 billion and $14.6 billion, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions.

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

(c)	Includes loans held in CIB, CB and AM business segments and in Corporate/Private Equity. Classes are internally defined and may not align with regulatory definitions.

(d)	Other primarily includes loans to special-purpose entities (“SPEs”) and loans to private banking clients. See Note 1 of JPMorgan Chase’s 2013 Annual Report for additional information on SPEs.

The following tables summarize the Firm’s loan balances by portfolio segment.

September 30, 2014	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$288,379	$126,564	$320,361	$735,304	(b)
Held-for-sale	481	395	3,463	4,339
At fair value	—	—	3,614	3,614
Total	$288,860	$126,959	$327,438	$743,257

December 31, 2013	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$288,449	$127,465	$308,263	$724,177	(b)
Held-for-sale	614	326	11,290	12,230
At fair value	—	—	2,011	2,011
Total	$289,063	$127,791	$321,564	$738,418

(a)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(b)
Loans (other than PCI loans and those for which the fair value option has been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $1.5 billion and $1.9 billion at September 30, 2014, and December 31, 2013, respectively.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. These tables exclude loans recorded at fair value. The Firm manages its exposure to credit risk on an ongoing basis. Selling loans is one way that the Firm reduces its credit exposures.

	2014					2013
Three months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$1,945	(a)(b)	$—	$312	$2,257	$1,632	(a)(b)	$—	$184	$1,816
Sales	1,573		272	1,814	3,659	1,152		—	854	2,006
Retained loans reclassified to held-for-sale	232		186	50	468	28		309	206	543

	2014					2013
Nine months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$5,694	(a)(b)	$—	$589	$6,283	$5,847	(a)(b)	$328	$470	$6,645
Sales	3,816		272	6,493	10,581	3,814		—	3,432	7,246
Retained loans reclassified to held-for-sale	1,034		401	559	1,994	736		309	1,227	2,272

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

(b)
Excluded retained loans purchased from correspondents that were originated in accordance with the Firm’s underwriting standards. Such purchases were $4.1 billion and $2.0 billion for the three months ended September 30, 2014 and 2013, respectively, and $8.2 billion and $4.2 billion for the nine months ended September 30, 2014 and 2013, respectively.

The following table provides information about gains/(losses) on loan sales by portfolio segment.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Consumer, excluding credit card	$97	$32	$223	$288
Credit card	(9)	3	(9)	3
Wholesale	26	(15)	53	(22)
Total net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)	$114	$20	$267	$269

(a)	Excludes sales related to loans accounted for at fair value.

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
The table below provides information about retained consumer loans, excluding credit card, by class.

(in millions)	September 30, 2014	December 31, 2013
Residential real estate – excluding PCI
Home equity:
Senior lien	$15,760	$17,113
Junior lien	36,919	40,750
Mortgages:
Prime, including option ARMs	98,140	87,162
Subprime	5,498	7,104
Other consumer loans
Auto	52,778	52,757
Business banking	19,648	18,951
Student and other	11,149	11,557
Residential real estate – PCI
Home equity	17,572	18,927
Prime mortgage	10,887	12,038
Subprime mortgage	3,790	4,175
Option ARMs	16,238	17,915
Total retained loans	$288,379	$288,449
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

Residential real estate – excluding PCI loans

	Home equity				Mortgages
(in millions, except ratios)	Senior lien		Junior lien		Prime, including option ARMs		Subprime		Total residential real estate – excluding PCI
	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013
Loan delinquency(a)
Current	$15,165	$16,470	$36,145	$39,864	$87,220	$76,108	$4,716	$5,956	$143,246	$138,398
30–149 days past due	249	298	533	662	3,888	3,155	505	646	5,175	4,761
150 or more days past due	346	345	241	224	7,032	7,899	277	502	7,896	8,970
Total retained loans	$15,760	$17,113	$36,919	$40,750	$98,140	$87,162	$5,498	$7,104	$156,317	$152,129
% of 30+ days past due to total retained loans(b)	3.78%	3.76%	2.10%	2.17%	1.60%	2.32%	14.22%	16.16%	2.38%	3.09%
90 or more days past due and still accruing	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
90 or more days past due and government guaranteed(c)	—	—	—	—	7,550	7,823	—	—	7,550	7,823
Nonaccrual loans	910	932	1,585	1,876	2,341	2,666	1,100	1,390	5,936	6,864
Current estimated LTV ratios(d)(e)(f)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$17	$40	$406	$1,101	$1,100	$1,084	$10	$52	$1,533	$2,277
Less than 660	9	22	127	346	144	303	54	197	334	868
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	120	212	2,876	4,645	765	1,433	121	249	3,882	6,539
Less than 660	60	107	843	1,407	338	687	290	597	1,531	2,798
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	534	858	6,544	7,995	3,107	4,528	477	614	10,662	13,995
Less than 660	220	326	1,830	2,128	1,004	1,579	825	1,141	3,879	5,174
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	12,541	13,186	20,693	19,732	73,266	58,477	1,741	1,961	108,241	93,356
Less than 660	2,259	2,362	3,600	3,396	5,191	5,359	1,980	2,293	13,030	13,410
U.S. government-guaranteed	—	—	—	—	13,225	13,712	—	—	13,225	13,712
Total retained loans	$15,760	$17,113	$36,919	$40,750	$98,140	$87,162	$5,498	$7,104	$156,317	$152,129
Geographic region
California	$2,223	$2,397	$8,356	$9,240	$25,812	$21,876	$796	$1,069	$37,187	$34,582
New York	2,573	2,732	7,728	8,429	15,682	14,085	729	942	26,712	26,188
Illinois	1,173	1,248	2,571	2,815	6,076	5,216	225	280	10,045	9,559
Florida	782	847	1,964	2,167	4,908	4,598	683	885	8,337	8,497
Texas	1,796	2,044	1,057	1,199	4,335	3,565	189	220	7,377	7,028
New Jersey	602	630	2,267	2,442	3,116	2,679	248	339	6,233	6,090
Arizona	929	1,019	1,644	1,827	1,622	1,385	123	144	4,318	4,375
Washington	516	555	1,256	1,378	2,194	1,951	118	150	4,084	4,034
Michigan	739	799	874	976	1,095	998	131	178	2,839	2,951
Ohio	1,181	1,298	797	907	546	466	121	161	2,645	2,832
All other(g)	3,246	3,544	8,405	9,370	32,754	30,343	2,135	2,736	46,540	45,993
Total retained loans	$15,760	$17,113	$36,919	$40,750	$98,140	$87,162	$5,498	$7,104	$156,317	$152,129

(a)
Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $3.9 billion and $4.7 billion; 30–149 days past due included $3.2 billion and $2.4 billion; and 150 or more days past due included $6.1 billion and $6.6 billion at September 30, 2014, and December 31, 2013, respectively.

(b)
At September 30, 2014, and December 31, 2013, Prime, including option ARMs loans excluded mortgage loans insured by U.S. government agencies of $9.3 billion and $9.0 billion, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

(c)
These balances, which are 90 days or more past due but insured by U.S. government agencies, are excluded from nonaccrual loans. In predominantly all cases, 100% of the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. These amounts have been excluded from nonaccrual loans based upon the government guarantee. At September 30, 2014, and December 31, 2013, these balances included $4.3 billion and $4.7 billion, respectively, of loans that are no longer accruing interest because interest has been curtailed by the U.S. government agencies although, in predominantly all cases, 100% of the principal is still insured. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate.

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

(e)
Junior lien represents combined loan-to-value (“LTV”), which considers all available lien positions, as well as unused lines, related to the property. All other products are presented without consideration of subordinate liens on the property.

(f)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(g)	At September 30, 2014, and December 31, 2013, included mortgage loans insured by U.S. government agencies of $13.2 billion and $13.7 billion, respectively.

The following tables represent the Firm’s delinquency statistics for junior lien home equity loans and lines as of September 30, 2014, and December 31, 2013.

	Delinquencies				Total 30+ day delinquency rate
September 30, 2014	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$248	$74	$142	$26,398	1.76%
Beyond the revolving period	98	29	80	7,206	2.87
HELOANs	66	18	19	3,315	3.11
Total	$412	$121	$241	$36,919	2.10%

	Delinquencies				Total 30+ day delinquency rate
December 31, 2013	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$341	$104	$162	$31,848	1.91%
Beyond the revolving period	84	21	46	4,980	3.03
HELOANs	86	26	16	3,922	3.26
Total	$511	$151	$224	$40,750	2.17%
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

	Home equity				Mortgages				Total residential real estate – excluding PCI
(in millions)	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013
Impaired loans
With an allowance	$548	$567	$721	$727	$5,327	$5,871	$2,506	$2,989	$9,102	$10,154
Without an allowance(a)	561	579	583	592	1,243	1,133	684	709	3,071	3,013
Total impaired loans(b)(c)	$1,109	$1,146	$1,304	$1,319	$6,570	$7,004	$3,190	$3,698	$12,173	$13,167
Allowance for loan losses related to impaired loans	$90	$94	$157	$162	$136	$144	$99	$94	$482	$494
Unpaid principal balance of impaired loans(d)	1,463	1,515	2,615	2,625	8,330	8,990	4,584	5,461	16,992	18,591
Impaired loans on nonaccrual status(e)	627	641	627	666	1,626	1,737	972	1,127	3,852	4,171

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

(b)
At September 30, 2014, and December 31, 2013, $6.1 billion and $7.6 billion, respectively, of loans modified subsequent to repurchase from Government National Mortgage Association (“Ginnie Mae”) in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)	Predominantly all residential real estate impaired loans, excluding PCI loans, are in the U.S.

(d)
Represents the contractual amount of principal owed at September 30, 2014, and December 31, 2013. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(e)
As of both September 30, 2014, and December 31, 2013, nonaccrual loans included $3.0 billion of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status refer to the Loan accounting framework in Note 14 of JPMorgan Chase’s 2013 Annual Report.

The following tables present average impaired loans and the related interest income reported by the Firm.

Three months ended September 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2014	2013	2014	2013	2014	2013
Home equity
Senior lien	$1,115	$1,156	$14	$15	$9	$10
Junior lien	1,310	1,309	20	21	13	14
Mortgages
Prime, including option ARMs	6,657	7,310	65	72	14	16
Subprime	3,411	3,799	45	50	13	13
Total residential real estate – excluding PCI	$12,493	$13,574	$144	$158	$49	$53

Nine months ended September 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2014	2013	2014	2013	2014	2013
Home equity
Senior lien	$1,128	$1,151	$42	$44	$28	$30
Junior lien	1,316	1,293	61	62	40	41
Mortgages
Prime, including option ARMs	6,811	7,239	199	211	41	45
Subprime	3,551	3,819	141	150	39	42
Total residential real estate – excluding PCI	$12,806	$13,502	$443	$467	$148	$158

(a)	Generally, interest income on loans modified in TDRs is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms.
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

Three months ended September 30, (in millions)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Beginning balance of TDRs	$1,119	$1,160	$1,310	$1,315	$6,718	$7,303	$3,478	$3,825	$12,625	$13,603
New TDRs	27	35	53	70	89	224	29	66	198	395
Charge-offs post-modification(a)	(5)	(7)	(12)	(18)	(3)	(12)	(11)	(16)	(31)	(53)
Foreclosures and other liquidations (e.g., short sales)	(3)	(3)	(4)	(7)	(16)	(42)	(9)	(20)	(32)	(72)
Principal payments and other	(29)	(30)	(43)	(51)	(218)	(184)	(297)	(85)	(587)	(350)
Ending balance of TDRs	$1,109	$1,155	$1,304	$1,309	$6,570	$7,289	$3,190	$3,770	$12,173	$13,523
Permanent modifications	$1,074	$1,114	$1,301	$1,304	$6,475	$7,069	$3,142	$3,639	$11,992	$13,126
Trial modifications	$35	$41	$3	$5	$95	$220	$48	$131	$181	$397

Nine months ended September 30, (in millions)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Beginning balance of TDRs	$1,146	$1,092	$1,319	$1,223	$7,004	$7,118	$3,698	$3,812	$13,167	$13,245
New TDRs	74	175	157	299	208	852	82	283	521	1,609
Charge-offs post-modification(a)	(16)	(25)	(42)	(75)	(14)	(45)	(44)	(81)	(116)	(226)
Foreclosures and other liquidations (e.g., short sales)	(14)	(12)	(10)	(18)	(60)	(116)	(30)	(58)	(114)	(204)
Principal payments and other	(81)	(75)	(120)	(120)	(568)	(520)	(516)	(186)	(1,285)	(901)
Ending balance of TDRs	$1,109	$1,155	$1,304	$1,309	$6,570	$7,289	$3,190	$3,770	$12,173	$13,523
Permanent modifications	$1,074	$1,114	$1,301	$1,304	$6,475	$7,069	$3,142	$3,639	$11,992	$13,126
Trial modifications	$35	$41	$3	$5	$95	$220	$48	$131	$181	$397

(a)	Includes charge-offs on unsuccessful trial modifications.

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

The following tables provide information about how residential real estate loans, excluding PCI loans, were modified under the Firm’s loss mitigation programs during the periods presented. These tables exclude Chapter 7 loans where the sole concession granted is the discharge of debt. At September 30, 2014, there were approximately 34,000 of such Chapter 7 loans, consisting of approximately 8,200 senior lien home equity loans, 20,900 junior lien home equity loans, 2,800 prime mortgage, including option ARMs, and 2,100 subprime mortgages.

Three months ended September 30,	Home equity				Mortgages				Total residential real estate - excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Number of loans approved for a trial modification	232	347	164	146	274	584	502	960	1,172	2,037
Number of loans permanently modified	333	410	581	1,012	1,267	1,046	1,420	1,200	3,601	3,668
Concession granted:(a)
Interest rate reduction	43%	68%	84%	90%	23%	72%	26%	73%	36%	77%
Term or payment extension	53	77	84	80	18	77	29	60	36	72
Principal and/or interest deferred	10	16	22	21	7	35	6	17	9	23
Principal forgiveness	50	40	20	36	73	33	72	45	62	39
Other(b)	—	—	—	—	4	22	7	14	4	11

Nine months ended September 30,	Home equity				Mortgages				Total residential real estate - excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Number of loans approved for a trial modification	651	1,409	505	514	790	2,416	1,530	3,572	3,476	7,911
Number of loans permanently modified	854	1,360	2,238	3,681	2,184	3,659	2,680	4,347	7,956	13,047
Concession granted:(a)
Interest rate reduction	56%	71%	85%	88%	40%	73%	43%	71%	56%	77%
Term or payment extension	71	74	83	78	46	71	49	54	60	67
Principal and/or interest deferred	12	12	22	23	17	30	11	13	16	20
Principal forgiveness	38	39	26	36	54	38	57	50	45	42
Other(b)	—	—	—	—	9	24	9	14	6	11

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

Three months ended September 30, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Weighted-average interest rate of loans with interest rate reductions – before TDR	6.05%	5.95%	4.81%	5.14%	4.16%	5.04%	6.97%	7.17%	5.14%	5.67%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.13	3.04	2.07	2.26	2.77	2.68	3.45	3.42	2.87	2.85
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	18	20	19	19	25	25	22	24	22	24
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	31	32	35	34	37	38	35	36	35	36
Charge-offs recognized upon permanent modification	$1	$2	$2	$16	$1	$4	$1	$—	$5	$22
Principal deferred	1	2	2	4	8	40	4	13	15	59
Principal forgiven	6	7	3	13	51	46	49	47	109	113
Number of loans that redefaulted within one year of permanent modification(a)	66	112	219	311	152	156	303	288	740	867
Balance of loans that redefaulted within one year of permanent modification(a)	$5	$6	$3	$6	$35	$35	$32	$28	$75	$75

Nine months ended September 30, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Weighted-average interest rate of loans with interest rate reductions – before TDR	6.45%	6.35%	4.83%	5.14%	4.81%	5.27%	7.29%	7.39%	5.63%	5.89%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.03	3.32	1.95	2.23	2.70	2.78	3.44	3.51	2.79	2.94
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	18	19	19	19	25	25	24	24	23	23
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	30	32	35	34	37	37	36	35	36	36
Charge-offs recognized upon permanent modification	$2	$6	$24	$58	$5	$15	$2	$6	$33	$85
Principal deferred	3	5	8	18	31	107	15	34	57	164
Principal forgiven	12	24	20	42	76	176	81	186	189	428
Number of loans that redefaulted within one year of permanent modification(a)	193	327	563	845	408	533	696	857	1,860	2,562
Balance of loans that redefaulted within one year of permanent modification(a)	$14	$22	$8	$17	$97	$134	$72	$84	$191	$257

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

The primary performance indicator for TDRs is the rate at which permanently modified loans redefault. At September 30, 2014, the cumulative redefault rates of residential real estate loans that have been modified under the Firm’s loss mitigation programs, excluding PCI loans, based upon permanent modifications that were completed after October 1, 2009, and that are seasoned more than six months, are 19% for senior lien home equity, 21% for junior lien home equity, 16% for prime mortgages, including option ARMs, and 28% for subprime mortgages.
Default rates of Chapter 7 loans vary significantly based on the delinquency status of the loan and overall economic conditions at the time of discharge. Default rates for Chapter 7 residential real estate loans that were less than 60 days past due at the time of discharge have ranged between approximately 10% and 40% in recent years based on the economic conditions at the time of discharge. At September 30, 2014, Chapter 7 residential real estate loans included approximately 18% of senior lien home equity, 11% of junior lien home equity, 26% of prime mortgages, including option ARMs, and 17% of subprime mortgages that were 30 days or more past due.

At September 30, 2014, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 6 years for senior lien home equity, 7 years for junior lien home equity, 10 years for prime mortgages, including option ARMs, and 8 years for subprime mortgages. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).
Active and suspended foreclosure
At September 30, 2014, and December 31, 2013, the Firm had non-PCI residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $1.6 billion and $2.1 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Other consumer loans
The table below provides information for other consumer retained loan classes, including auto, business banking and student loans.

(in millions, except ratios)	Auto		Business banking		Student and other				Total other consumer
	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014		Dec 31, 2013		Sep 30, 2014		Dec 31, 2013
Loan delinquency(a)
Current	$52,267	$52,152	$19,303	$18,511	$10,258		$10,529		$81,828		$81,192
30–119 days past due	505	599	192	280	588		660		1,285		1,539
120 or more days past due	6	6	153	160	303		368		462		534
Total retained loans	$52,778	$52,757	$19,648	$18,951	$11,149		$11,557		$83,575		$83,265
% of 30+ days past due to total retained loans	0.97%	1.15%	1.76%	2.32%	2.25%	(d)	2.52%	(d)	1.32%	(d)	1.60%	(d)
90 or more days past due and still accruing (b)	$—	$—	$—	$—	$354		$428		$354		$428
Nonaccrual loans	107	161	297	385	242		86		646		632
Geographic region
California	$6,067	$5,615	$2,848	$2,374	$1,125		$1,112		$10,040		$9,101
New York	3,551	3,898	3,162	3,084	1,247		1,218		7,960		8,200
Illinois	3,001	2,917	1,356	1,341	737		740		5,094		4,998
Florida	2,150	2,012	767	646	529		539		3,446		3,197
Texas	5,384	5,310	2,614	2,646	871		878		8,869		8,834
New Jersey	1,945	2,014	453	392	390		397		2,788		2,803
Arizona	1,936	1,855	1,045	1,046	251		252		3,232		3,153
Washington	1,008	950	269	234	238		227		1,515		1,411
Michigan	1,696	1,902	1,348	1,383	475		513		3,519		3,798
Ohio	2,086	2,229	1,327	1,316	649		708		4,062		4,253
All other	23,954	24,055	4,459	4,489	4,637		4,973		33,050		33,517
Total retained loans	$52,778	$52,757	$19,648	$18,951	$11,149		$11,557		$83,575		$83,265
Loans by risk ratings(c)
Noncriticized	$8,800	$9,968	$14,241	$13,622	NA		NA		$23,041		$23,590
Criticized performing	28	54	727	711	NA		NA		755		765
Criticized nonaccrual	—	38	242	316	NA		NA		242		354

(a)
Individual delinquency classifications included loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) as follows: current included $4.5 billion and $4.9 billion; 30-119 days past due included $363 million and $387 million; and 120 or more days past due included $277 million and $350 million at September 30, 2014, and December 31, 2013, respectively.

(b)	These amounts represent student loans, which are insured by U.S. government agencies under the FFELP. These amounts were accruing based upon the government guarantee.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(d)
September 30, 2014, and December 31, 2013, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $640 million and $737 million, respectively. These amounts were excluded based upon the government guarantee.

Other consumer impaired loans and loan modifications
The table below sets forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

(in millions)	September 30, 2014	December 31, 2013
Impaired loans
With an allowance	$570	$571
Without an allowance(a)	36	47
Total impaired loans(b)(c)	$606	$618
Allowance for loan losses related to impaired loans	$136	$107
Unpaid principal balance of impaired loans(d)	743	788
Impaired loans on nonaccrual status	456	441

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)	Predominantly all other consumer impaired loans are in the U.S.

(c)
Other consumer average impaired loans were $603 million and $629 million for the three months ended September 30, 2014 and 2013, respectively, and $701 million and $658 million for the nine months ended September 30, 2014 and 2013, respectively. The related interest income on impaired loans, including those on a cash basis, was not material for the three and nine months ended September 30, 2014 and 2013.

(d)
Represents the contractual amount of principal owed at September 30, 2014, and December 31, 2013. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

Loan modifications
The following table provides information about the Firm’s other consumer loans modified in TDRs. All of these TDRs are reported as impaired loans in the tables above.

(in millions)	September 30, 2014	December 31, 2013
Loans modified in TDRs(a)(b)	$441	$378
TDRs on nonaccrual status	291	201

(a)	These modifications generally provided interest rate concessions to the borrower or term or payment extensions.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of September 30, 2014, and December 31, 2013, were immaterial.

TDR activity rollforward
The following tables reconcile the beginning and ending balances of other consumer loans modified in TDRs for the periods presented.

Three months ended September 30, (in millions)	2014	2013
Beginning balance of TDRs	$386	$448
New TDRs	117	39
Charge-offs post-modification	(1)	(7)
Foreclosures and other liquidations	(2)	—
Principal payments and other	(59)	(65)
Ending balance of TDRs	$441	$415

Nine months ended September 30, (in millions)	2014	2013
Beginning balance of TDRs	$378	$502
New TDRs	241	121
Charge-offs post-modification	(3)	(14)
Foreclosures and other liquidations	(8)	—
Principal payments and other	(167)	(194)
Ending balance of TDRs	$441	$415
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
The balance of business banking loans modified in TDRs that experienced a payment default, and for which the payment default occurred within one year of the modification, was $4 million and $10 million during the three months ended September 30, 2014 and 2013, respectively, and $18 million and $33 million during the nine months ended September 30, 2014 and 2013, respectively. The balance of auto loans modified in TDRs that experienced a payment default, and for which the payment default occurred within one year of the modification, was $11 million and $13 million during the three months ended September 30, 2014 and 2013, respectively and $33 million and $41 million during the nine months ended September 30, 2014 and 2013, respectively. A payment default is deemed to occur as follows: (1) for scored auto and business banking loans, when the loan is two payments past due; and (2) for risk-rated business banking loans and auto loans, when the borrower has not made a loan payment by its scheduled due date after giving effect to the contractual grace period, if any.
In May 2014 the Firm began extending the deferment period for up to 24 months for certain student loans, which resulted in extending the maturity of the loans at their original contractual interest rates. These modified loans are considered TDRs and placed on nonaccrual status.

Purchased credit-impaired loans
For a detailed discussion of PCI loans, including the related accounting policies, see Note 14 of JPMorgan Chase’s 2013 Annual Report.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

(in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013
Carrying value(a)	$17,572	$18,927	$10,887	$12,038	$3,790	$4,175	$16,238	$17,915	$48,487	$53,055
Related allowance for loan losses(b)	1,758	1,758	1,530	1,726	180	180	194	494	3,662	4,158
Loan delinquency (based on unpaid principal balance)
Current	$16,792	$18,135	$9,193	$10,118	$3,666	$4,012	$14,253	$15,501	$43,904	$47,766
30–149 days past due	442	583	527	589	572	662	843	1,006	2,384	2,840
150 or more days past due	1,028	1,112	926	1,169	594	797	2,032	2,716	4,580	5,794
Total loans	$18,262	$19,830	$10,646	$11,876	$4,832	$5,471	$17,128	$19,223	$50,868	$56,400
% of 30+ days past due to total loans	8.05%	8.55%	13.65%	14.80%	24.13%	26.67%	16.79%	19.36%	13.69%	15.31%
Current estimated LTV ratios (based on unpaid principal balance)(c)(d)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$482	$1,168	$38	$240	$38	$115	$88	$301	$646	$1,824
Less than 660	258	662	85	290	156	459	151	575	650	1,986
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	2,112	3,248	447	1,017	205	316	540	1,164	3,304	5,745
Less than 660	1,004	1,541	388	884	514	919	738	1,563	2,644	4,907
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	4,257	4,473	2,099	2,787	509	544	2,334	3,311	9,199	11,115
Less than 660	1,714	1,782	1,330	1,699	1,044	1,197	2,038	2,769	6,126	7,447
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	6,291	5,077	3,962	2,897	760	521	6,962	5,671	17,975	14,166
Less than 660	2,144	1,879	2,297	2,062	1,606	1,400	4,277	3,869	10,324	9,210
Total unpaid principal balance	$18,262	$19,830	$10,646	$11,876	$4,832	$5,471	$17,128	$19,223	$50,868	$56,400
Geographic region (based on unpaid principal balance)
California	$10,984	$11,937	$6,186	$6,845	$1,170	$1,293	$9,483	$10,419	$27,823	$30,494
New York	897	962	699	807	482	563	984	1,196	3,062	3,528
Illinois	416	451	313	353	240	283	412	481	1,381	1,568
Florida	1,738	1,865	719	826	455	526	1,523	1,817	4,435	5,034
Texas	287	327	95	106	289	328	89	100	760	861
New Jersey	354	381	293	334	177	213	594	701	1,418	1,629
Arizona	333	361	171	187	88	95	239	264	831	907
Washington	988	1,072	233	266	99	112	410	463	1,730	1,913
Michigan	56	62	172	189	134	145	188	206	550	602
Ohio	21	23	49	55	75	84	70	75	215	237
All other	2,188	2,389	1,716	1,908	1,623	1,829	3,136	3,501	8,663	9,627
Total unpaid principal balance	$18,262	$19,830	$10,646	$11,876	$4,832	$5,471	$17,128	$19,223	$50,868	$56,400

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

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

Approximately 20% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following tables set forth delinquency statistics for PCI junior lien home equity loans and lines of credit based on unpaid principal balance as of September 30, 2014, and December 31, 2013.

	Delinquencies				Total 30+ day delinquency rate
September 30, 2014	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$160	$56	$411	$9,863	6.36%
Beyond the revolving period(c)	63	22	139	3,646	6.14
HELOANs	21	6	39	772	8.55
Total	$244	$84	$589	$14,281	6.42%

	Delinquencies				Total 30+ day delinquency rate
December 31, 2013	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$243	$88	$526	$12,670	6.76%
Beyond the revolving period(c)	54	21	82	2,336	6.72
HELOANs	24	11	39	908	8.15
Total	$321	$120	$647	$15,914	6.84%

(a)	In general, these HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Includes loans modified into fixed rate amortizing loans.
The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the three and nine months ended September 30, 2014 and 2013, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. The table excludes the cost to fund the PCI portfolios, and therefore the accretable yield does not represent net interest income expected to be earned on these portfolios.

(in millions, except ratios)	Total PCI
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance	$15,275	$18,606	$16,167	$18,457
Accretion into interest income	(471)	(535)	(1,480)	(1,673)
Changes in interest rates on variable-rate loans	(75)	(102)	(141)	(212)
Other changes in expected cash flows(a)	242	(259)	425	1,138
Balance at September 30	$14,971	$17,710	$14,971	$17,710
Accretable yield percentage	4.10%	4.24%	4.22%	4.32%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the three and nine months ended September 30, 2014, and for the three months ended September 30, 2013, other changes in expected cash flows were driven by changes in prepayment assumptions. For the nine months ended September 30, 2013, other changes in expected cash flows were due to refining the expected interest cash flows on HELOCs with balloon payments, partially offset by changes in prepayment assumptions.

The factors that most significantly affect estimates of gross cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in the benchmark interest rate indices for variable-rate products such as option ARM and home equity loans; and (ii) changes in prepayment assumptions.

Active and suspended foreclosure
At September 30, 2014, and December 31, 2013, the Firm had PCI residential real estate loans with an unpaid principal balance of $3.5 billion and $4.8 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Credit card loan portfolio
The table below sets forth information about the Firm’s credit card loans.

(in millions, except ratios)	September 30, 2014	December 31, 2013
Loan delinquency
Current and less than 30 days past due and still accruing	$124,752	$125,335
30–89 days past due and still accruing	962	1,108
90 or more days past due and still accruing	850	1,022
Nonaccrual loans	—	—
Total retained credit card loans	$126,564	$127,465
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.43%	1.67%
% of 90+ days past due to total retained loans	0.67	0.80
Credit card loans by geographic region
California	$17,238	$17,194
Texas	10,648	10,400
New York	10,642	10,497
Illinois	7,390	7,412
Florida	7,140	7,178
New Jersey	5,575	5,554
Ohio	4,732	4,881
Pennsylvania	4,359	4,462
Michigan	3,524	3,618
Virginia	3,183	3,239
All other	52,133	53,030
Total retained credit card loans	$126,564	$127,465
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	83.8%	85.1%
Less than 660	16.2	14.9
Credit card impaired loans and loan modifications
For a detailed discussion of impaired credit card loans, including credit card loan modifications, see Note 14 of JPMorgan Chase’s 2013 Annual Report.
The table below sets forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

(in millions)	September 30, 2014	December 31, 2013
Impaired credit card loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$1,953	$2,746
Modified credit card loans that have reverted to pre-modification payment terms(d)	274	369
Total impaired credit card loans(e)	$2,227	$3,115
Allowance for loan losses related to impaired credit card loans	$500	$971

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)	Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms.

At September 30, 2014, and December 31, 2013, $170 million and $226 million, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. The remaining $104 million and $143 million at September 30, 2014, and December 31, 2013, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

(e)	Predominantly all impaired credit card loans are in the U.S.
The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Average impaired credit card loans	$2,342	$3,657	$2,630	$4,079
Interest income on impaired credit card loans	29	47	97	157
Loan modifications
The Firm may modify loans to credit card borrowers who are experiencing financial difficulty. Most of these loans have been modified under programs that involve placing the customer on a fixed payment plan with a reduced interest rate, generally for 60 months. All of these credit card loan modifications are considered to be TDRs. New enrollments in these loan modification programs for the three months ended September 30, 2014 and 2013, were $196 million and $288 million, respectively and for the nine months ended September 30, 2014 and 2013, were $622 million and $915 million, respectively. For additional information about credit card loan modifications, see Note 14 of JPMorgan Chase’s 2013 Annual Report.
Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the periods presented.

(in millions, except weighted-average data)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Weighted-average interest rate of loans – before TDR	14.96%	15.26%	15.01%	15.38%
Weighted-average interest rate of loans – after TDR	4.40	4.30	4.37	4.42
Loans that redefaulted within one year of modification(a)	$29	$43	$92	$128

(a)
Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the loans become two payments past due. A substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. Based on historical experience, the estimated weighted-average default rate was expected to be 28.31% and 30.72% for credit card loans modified as of September 30, 2014, and December 31, 2013, respectively.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned each loan. For further information on these risk ratings, see Note 14 and Note 15 of JPMorgan Chase’s 2013 Annual Report.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other(d)		Total retained loans
(in millions, except ratios)	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013
Loans by risk ratings
Investment-grade	$60,559	$57,690	$58,376	$52,195	$26,929	$26,712	$8,691	$9,979	$81,356	$79,494	$235,911	$226,070
Noninvestment-grade:
Noncriticized	46,262	43,477	15,534	14,381	7,281	6,674	238	440	9,936	10,992	79,251	75,964
Criticized performing	2,333	2,385	1,551	2,229	307	272	3	42	346	480	4,540	5,408
Criticized nonaccrual	218	294	259	346	13	25	—	1	169	155	659	821
Total noninvestment- grade	48,813	46,156	17,344	16,956	7,601	6,971	241	483	10,451	11,627	84,450	82,193
Total retained loans	$109,372	$103,846	$75,720	$69,151	$34,530	$33,683	$8,932	$10,462	$91,807	$91,121	$320,361	$308,263
% of total criticized to total retained loans	2.33%	2.58%	2.39%	3.72%	0.93%	0.88%	0.03%	0.41%	0.56%	0.70%	1.62%	2.02%
% of nonaccrual loans to total retained loans	0.20	0.28	0.34	0.50	0.04	0.07	—	0.01	0.18	0.17	0.21	0.27

Loans by geographic distribution(a)
Total non-U.S.	$35,470	$34,440	$2,531	$1,369	$19,978	$22,726	$1,203	$2,146	$44,254	$43,376	$103,436	$104,057
Total U.S.	73,902	69,406	73,189	67,782	14,552	10,957	7,729	8,316	47,553	47,745	216,925	204,206
Total retained loans	$109,372	$103,846	$75,720	$69,151	$34,530	$33,683	$8,932	$10,462	$91,807	$91,121	$320,361	$308,263

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$108,911	$103,357	$75,217	$68,627	$34,417	$33,426	$8,912	$10,421	$90,282	$89,717	$317,739	$305,548
30–89 days past due and still accruing	233	181	216	164	100	226	18	40	1,333	1,233	1,900	1,844
90 or more days past due and still accruing(c)	10	14	28	14	—	6	2	—	23	16	63	50
Criticized nonaccrual	218	294	259	346	13	25	—	1	169	155	659	821
Total retained loans	$109,372	$103,846	$75,720	$69,151	$34,530	$33,683	$8,932	$10,462	$91,807	$91,121	$320,361	$308,263

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

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

(in millions, except ratios)	Multifamily		Commercial lessors		Commercial construction and development		Other		Total real estate loans
	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013
Real estate retained loans	$48,271	$44,389	$16,888	$15,949	$4,131	$3,674	$6,430	$5,139	$75,720	$69,151
Criticized exposure	780	1,142	951	1,323	61	81	18	29	1,810	2,575
% of criticized exposure to total real estate retained loans	1.62%	2.57%	5.63%	8.30%	1.48%	2.20%	0.28%	0.56%	2.39%	3.72%
Criticized nonaccrual	$131	$191	$127	$143	$—	$3	$1	$9	$259	$346
% of criticized nonaccrual to total real estate retained loans	0.27%	0.43%	0.75%	0.90%	—%	0.08%	0.02%	0.18%	0.34%	0.50%

Wholesale impaired loans and loan modifications
Wholesale impaired loans are comprised of loans that have been placed on nonaccrual status and/or that have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 14.
The table below sets forth information about the Firm’s wholesale impaired loans.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014		Dec 31, 2013
Impaired loans
With an allowance	$198	$236	$194	$258	$11	$17	$—	$1	$105	$85	$508		$597
Without an allowance(a)	20	58	66	109	2	8	—	—	68	73	156		248
Total impaired loans	$218	$294	$260	$367	$13	$25	$—	$1	$173	$158	$664	(c)	$845	(c)
Allowance for loan losses related to impaired loans	$56	$75	$38	$63	$4	$16	$—	$—	$26	$27	$124		$181
Unpaid principal balance of impaired loans(b)	273	448	333	454	13	24	—	1	222	241	841		1,168

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at September 30, 2014, and December 31, 2013. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

(c)	Based upon the domicile of the borrower, predominantly all wholesale impaired loans are in the U.S.
The following table presents the Firm’s average impaired loans for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Commercial and industrial	$245	$342	$262	$445
Real estate	287	450	316	500
Financial institutions	17	18	19	12
Government agencies	—	1	—	—
Other	162	215	163	222
Total(a)	$711	$1,026	$760	$1,179

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three and nine months ended September 30, 2014 and 2013.

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

Three months ended September 30, (in millions)	Commercial and industrial		Real estate		Other (b)		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Beginning balance of TDRs	$110	$109	$74	$111	$22	$34	$206	$254
New TDRs	20	$—	4	—	11	—	35	—
Increases to existing TDRs	—	—	—	—	—	—	—	—
Charge-offs post-modification	—	—	—	—	—	—	—	—
Sales and other(a)	(18)	(30)	(18)	(9)	(1)	(9)	(37)	(48)
Ending balance of TDRs	$112	$79	$60	$102	$32	$25	$204	$206

Nine months ended September 30, (in millions)	Commercial and industrial		Real estate		Other (b)		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Beginning balance of TDRs	$77	$575	$88	$99	$33	$22	$198	$696
New TDRs	68	$41	14	41	14	37	96	119
Increases to existing TDRs	11	4	—	—	—	—	11	4
Charge-offs post-modification	—	(1)	—	(3)	(1)	—	(1)	(4)
Sales and other(a)	(44)	(540)	(42)	(35)	(14)	(34)	(100)	(609)
Ending balance of TDRs	$112	$79	$60	$102	$32	$25	$204	$206
TDRs on nonaccrual status	$104	$79	$54	$69	$36	$25	$194	$173
Additional commitments to lend to borrowers whose loans have been modified in TDRs	13	15	—	—	—	4	13	19

(a)	Sales and other are largely sales and paydowns.

(b)	Includes loans to Financial institutions, Government agencies and Other.
Financial effects of modifications and redefaults
Wholesale loans modified as TDRs are typically term or payment extensions and, to a lesser extent, deferrals of principal and/or interest on commercial and industrial and real estate loans. For the three months ended September 30, 2014 and 2013, the average term extension granted on wholesale loans with term or payment extensions was 1.1 and 6.0 years, respectively. The weighted-average remaining term for all loans modified during these periods was 1.4 years and 3.1 years, respectively. There were no wholesale TDR loans that redefaulted within one year of the modification during the three months ended September 30, 2014. Wholesale TDR loans that redefaulted within one year of the modification during the three months ended September 30, 2013 was zero.

For the nine months ended September 30, 2014 and 2013, the average term extension granted on wholesale loans with term or payment extensions was 1.1 years and 2.1 years, respectively. The weighted-average remaining term for all loans modified during these periods was 2.5 years and 1.6 years, respectively. There were no wholesale TDR loans that redefaulted within one year of the modification during the nine months ended September 30, 2014. Wholesale TDR loans that redefaulted within one year of the modification during the nine months ended September 30, 2013 was $1 million. A payment default is deemed to occur when the borrower has not made a loan payment by its scheduled due date after giving effect to any contractual grace period.

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

	2014					2013
Nine months ended September 30, (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card		Credit card		Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$8,456	$3,795		$4,013	$16,264	12,292		$5,501		$4,143	$21,936
Gross charge-offs	1,613	2,882		106	4,601	2,129	(d)	3,461		190	5,780	(d)
Gross recoveries	(629)	(311)		(120)	(1,060)	(637)	(d)	(473)		(196)	(1,306)	(d)
Net charge-offs/(recoveries)	984	2,571		(14)	3,541	1,492		2,988		(6)	4,474
Write-offs of PCI loans(a)	196	—		—	196	—		—		—	—
Provision for loan losses	180	2,371		(183)	2,368	(1,346)		1,588		(130)	112
Other	2	(5)		(3)	(6)	(6)		(4)		7	(3)
Ending balance at September 30,	$7,458	$3,590		$3,841	$14,889	$9,448		$4,097		$4,026	$17,571

Allowance for loan losses by impairment methodology
Asset-specific(b)	$618	$500	(c)	$124	$1,242	$689		$1,080	(c)	$209	$1,978
Formula-based	3,178	3,090		3,717	9,985	3,798		3,017		3,817	10,632
PCI	3,662	—		—	3,662	4,961		—		—	4,961
Total allowance for loan losses	$7,458	$3,590		$3,841	$14,889	$9,448		$4,097		$4,026	$17,571

Loans by impairment methodology
Asset-specific	$12,779	$2,227		$664	$15,670	$14,149		$3,468		$972	$18,589
Formula-based	227,113	124,337		319,692	671,142	219,303		120,204		309,605	649,112
PCI	48,487	—		5	48,492	54,759		—		11	54,770
Total retained loans	$288,379	$126,564		$320,361	$735,304	$288,211		$123,672		$310,588	$722,471

Impaired collateral-dependent loans
Net charge-offs	$105	$—		$8	$113	$190		$—		$16	$206
Loans measured at fair value of collateral less cost to sell	3,138	—		315	3,453	3,113		—		367	3,480

Allowance for lending-related commitments
Beginning balance at January 1,	$8	$—		$697	$705	$7		$—		$661	$668
Provision for lending-related commitments	1	—		(70)	(69)	1		—		8	9
Other	—	—		1	1	1		—		(1)	—
Ending balance at September 30,	$9	$—		$628	$637	$9		$—		$668	$677

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$68	$68	$—		$—		$71	$71
Formula-based	9	—		560	569	9		—		597	606
Total allowance for lending-related commitments	$9	$—		$628	$637	$9		$—		$668	$677

Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$134	$134	$—		$—		$244	$244
Formula-based	54,912	531,301		470,857	1,057,070	58,787		532,251		448,823	1,039,861
Total lending-related commitments	$54,912	$531,301		$470,991	$1,057,204	$58,787		$532,251		$449,067	$1,040,105

(a)
Write-offs of PCI loans are recorded against the allowance for loan losses when actual losses for a pool exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. A write-off of PCI loans is recognized when the underlying loan is removed from a pool (e.g., upon liquidation).

(b)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(c)
The asset-specific credit card allowance for loan losses is related to loans that have been modified in a TDR; such allowance is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.

(d)	The prior period amounts have been revised to conform with the current period presentation.

Note 15 – Variable interest entities
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of variable interest entities (“VIEs”), see Note 1 of JPMorgan Chase’s 2013 Annual Report.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line-of-Business	Transaction Type	Activity	Form 10-Q page reference
CCB	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	150
	Mortgage securitization trusts	Securitization of both originated and purchased residential mortgages	150–152
	Other securitization trusts	Securitization of originated student loans	150–152
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, automobile and student loans	150–152
	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	152
	Municipal bond vehicles		152–153
	Credit-related note and asset swap vehicles		153
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 153 of this Note.
Significant Firm-sponsored variable interest entities
Credit card securitizations
For a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations, see Note 16 of JPMorgan Chase’s 2013 Annual Report.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trusts. This includes the Firm’s primary card securitization trust, Chase Issuance Trust. See the table on page 154 of this Note for further information on consolidated VIE assets and liabilities.

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

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. See Securitization activity on page 155 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs, and loans and excess MSRs sold to the GSEs, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities on pages 155–156 of this Note for information on the Firm’s loan sales to U.S. government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
September 30, 2014(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime/Alt-A and Option ARMs	$98.3	$4.3	$79.4	$0.4	$0.3	$0.7
Subprime	29.1	1.1	26.1	0.1	—	0.1
Commercial and other(b)	126.2	0.2	91.4	0.5	3.3	3.8
Total	$253.6	$5.6	$196.9	$1.0	$3.6	$4.6

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2013(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime/Alt-A and Option ARMs	$109.2	$3.2	$90.4	$0.5	$0.3	$0.8
Subprime	32.1	1.3	28.0	0.1	—	0.1
Commercial and other(b)	130.4	—	98.0	0.5	3.5	4.0
Total	$271.7	$4.5	$216.4	$1.1	$3.8	$4.9

(a)
Excludes U.S. government agency securitizations. See Loans and excess MSRs sold to the GSEs, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities on pages 155–156 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)
Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions.

(c)
The table above excludes the following: retained servicing (see Note 16 for a discussion of MSRs); securities retained from loans sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (See Note 5 for further information on derivatives); senior and subordinated securities of $218 million and $30 million, respectively, at September 30, 2014, and $151 million and $30 million, respectively, at December 31, 2013, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of September 30, 2014, and December 31, 2013, 73% and 69%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $487 million and $551 million of investment-grade and $246 million and $260 million of noninvestment-grade retained interests at September 30, 2014, and December 31, 2013, respectively. The retained interests in commercial and other securitizations trusts consisted of $3.6 billion and $3.9 billion of investment-grade and $199 million and $80 million of noninvestment-grade retained interests at September 30, 2014, and December 31, 2013, respectively.

Residential mortgages
For a more detailed description of the Firm’s involvement with residential mortgage securitizations, see Note 16 of JPMorgan Chase’s 2013 Annual Report.
At September 30, 2014, and December 31, 2013, the Firm did not consolidate the assets of certain Firm-sponsored residential mortgage securitization VIEs in which the Firm had continuing involvement, primarily due to the fact that the Firm did not hold an interest in these trusts that could potentially be significant to the trusts. See the table on page 154 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
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
During the three months ended September 30, 2014 and 2013, the Firm transferred $7.5 billion of securities to agency VIEs, and $237 million and zero, respectively, of securities to private-label VIEs.
During the nine months ended September 30, 2014 and 2013, the Firm transferred $20.8 billion and $14.6 billion, respectively, of securities to agency VIEs, and $670 million and zero, respectively, of securities to private-label VIEs.
As of September 30, 2014, and December 31, 2013, the Firm did not consolidate any agency re-securitizations. As of September 30, 2014, and December 31, 2013, the Firm consolidated $80 million and $86 million, respectively, of assets, and $21 million and $23 million, respectively, of liabilities of private-label re-securitizations. See the table on page 154 of this Note for more information on consolidated re-securitization transactions.

As of September 30, 2014, and December 31, 2013, total assets (including the notional amount of interest-only securities) of nonconsolidated Firm-sponsored private-label re-securitization entities in which the Firm has continuing involvement were $3.1 billion and $2.8 billion, respectively. At September 30, 2014, and December 31, 2013, the Firm held approximately $2.4 billion and $1.3 billion, respectively, of interests in nonconsolidated agency re-securitization entities, and $57 million and $6 million, respectively, of senior and subordinated interests in nonconsolidated private-label re-securitization entities. See the table on page 151 of this Note for further information on interests held in nonconsolidated securitizations.
Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, see Note 16 of JPMorgan Chase’s 2013 Annual Report.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper, including commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $8.1 billion and $4.1 billion of the commercial paper issued by the Firm-administered multi-seller conduits at September 30, 2014, and December 31, 2013, which was eliminated in consolidation. The Firm’s investments were not driven by market liquidity and the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity, and credit enhancement provided by the Firm to the multi-seller conduits have been eliminated in consolidation. Unfunded lending-related commitments made to clients of the Firm-administered multi-seller conduits were $8.6 billion and $9.1 billion at September 30, 2014, and December 31, 2013, respectively, and are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 21.
VIEs associated with investor intermediation activities
Municipal bond vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with municipal bond vehicles, see Note 16 of JPMorgan Chase’s 2013 Annual Report.

The Firm’s exposure to nonconsolidated municipal bond VIEs at September 30, 2014, and December 31, 2013, including the ratings profile of the VIEs’ assets, was as follows.

(in billions)	Fair value of assets held by VIEs	Liquidity facilities	Excess/(deficit)(a)	Maximum exposure
Nonconsolidated municipal bond vehicles
September 30, 2014	$11.5	$6.4	$5.1	$6.4
December 31, 2013	11.8	6.9	4.9	6.9

	Ratings profile of VIE assets(b)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
	Investment-grade				Noninvestment- grade
(in billions, except where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below
September 30, 2014	$2.6	$8.6	$0.3	$—	$—	$11.5	5.1
December 31, 2013	2.7	8.9	0.2	—	—	11.8	7.2

(a)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(b)	The ratings scale is presented on an S&P-equivalent basis.

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

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of September 30, 2014, and December 31, 2013.

	Assets				Liabilities
September 30, 2014 (in billions)(a)	Trading assets	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$47.6	$0.7	$48.3	$29.0	$—	$29.0
Firm-administered multi-seller conduits	—	15.8	—	15.8	8.4	—	8.4
Municipal bond vehicles	5.4	—	—	5.4	4.8	—	4.8
Mortgage securitization entities(b)	4.6	0.8	—	5.4	2.7	0.8	3.5
Student loan securitization entities	0.2	2.2	0.1	2.5	2.2	—	2.2
Other	0.8	—	1.0	1.8	0.5	0.2	0.7
Total	$11.0	$66.4	$1.8	$79.2	$47.6	$1.0	$48.6

	Assets				Liabilities
December 31, 2013 (in billions)(a)	Trading assets	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$46.9	$1.1	$48.0	$26.6	$—	$26.6
Firm-administered multi-seller conduits	—	19.0	0.1	19.1	14.9	—	14.9
Municipal bond vehicles	3.4	—	—	3.4	2.9	—	2.9
Mortgage securitization entities(b)	2.3	1.7	—	4.0	2.9	0.9	3.8
Student loan securitization entities	—	2.4	0.1	2.5	2.2	—	2.2
Other	0.7	0.1	0.9	1.7	0.1	0.2	0.3
Total	$6.4	$70.1	$2.2	$78.7	$49.6	$1.1	$50.7

(a)	Excludes intercompany transactions which were eliminated in consolidation.

(b)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(c)	Includes assets classified as cash, AFS securities, and other assets within the Consolidated Balance Sheets.

(d)
The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(e)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $34.3 billion and $31.8 billion at September 30, 2014, and December 31, 2013, respectively. The maturities of the long-term beneficial interests as of September 30, 2014, were as follows: $8.7 billion under one year, $18.9 billion between one and five years, and $6.7 billion over five years, all respectively.

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

Cash flows from securitizations
The following table provides information related to the Firm’s securitization activities for the three months ended September 30, 2014 and 2013, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved based on the accounting rules in effect at the time of the securitization.

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
(in millions, except rates)(a)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$484	$3,101	$345	$1,867	$1,144	$7,740	$1,404	$7,151
All cash flows during the period:
Proceeds from new securitizations(b)	$484	$3,141	$330	$1,855	$1,147	$7,849	$1,410	$7,281
Servicing fees collected	142	1	149	1	418	3	434	4
Purchases of previously transferred financial assets (or the underlying collateral)(c)	52	—	12	—	119	—	283	—
Cash flows received on interests	43	56	51	116	128	515	106	258

(a)	Excludes re-securitization transactions.

(b)
For the three and nine months ended September 30, 2014, $484 million and $1.1 billion, respectively, of proceeds from residential mortgage securitizations were received as securities and classified in level 2, and zero and $21 million, respectively, of proceeds were classified as level 3 of the fair value hierarchy, respectively. For the three and nine months ended September 30, 2014, $3.1 billion and $7.4 billion, respectively, of proceeds from commercial mortgage securitizations were received as securities and classified in level 2, and zero and $130 million, respectively, of proceeds were classified as level 3 of the fair value hierarchy; and zero and $280 million, respectively, of proceeds from commercial mortgage securitization were received as cash. For the three and nine months ended September 30, 2013, $330 million and $1.4 billion, respectively, of proceeds from residential mortgage securitizations were received as securities and classified in level 2 of the fair value hierarchy. For the three and nine months ended September 30, 2013, $1.9 billion and $7.1 billion, respectively, of proceeds from commercial mortgage securitizations were received as securities and classified in level 2 of the fair value hierarchy, and zero and $207 million, respectively, of proceeds from commercial mortgage securitizations were received as cash. All loans transferred into securitization vehicles during the three and nine months ended September 30, 2014 and 2013, were classified as trading assets; changes in fair value were recorded in principal transactions revenue, and there were no significant gains or losses associated with the securitization activity.

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

Loans and excess MSRs sold to the GSEs, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess MSRs on a nonrecourse basis, predominantly to Fannie Mae and Freddie Mac (the “GSEs”). These loans and excess MSRs are sold primarily for the purpose of securitization by the GSEs, who provide certain guarantee provisions (e.g., credit enhancement of the loans). The Firm also sells loans into securitization transactions pursuant to Ginnie Mae guidelines; these loans are typically insured or guaranteed by another U.S. government agency. The Firm does not consolidate the securitization vehicles underlying any of the transactions described above as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. See Note 29 of JPMorgan Chase’s 2013 Annual Report for additional information about the Firm’s loan sales- and securitization-related indemnifications. See Note 16 for additional information about the impact of the Firm’s sale of certain excess MSRs.

The following table summarizes the activities related to loans sold to the GSEs, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Carrying value of loans sold(a)	$12,396	$39,354	$38,919	$142,279
Proceeds received from loan sales as cash	77	202	166	663
Proceeds from loans sales as securities(b)	12,250	38,661	38,446	140,053
Total proceeds received from loan sales(c)	$12,327	$38,863	$38,612	$140,716
Gains on loan sales(d)	$86	$31	$205	$281

(a)	Predominantly to the GSEs and in securitization transactions pursuant to Ginnie Mae guidelines.

(b)	Predominantly includes securities from the GSEs and Ginnie Mae that are generally sold shortly after receipt.

(c)	Excludes the value of MSRs retained upon the sale of loans. Gains on loans sales include the value of MSRs.

(d)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.

Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 21, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies under certain arrangements. The Firm may elect to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated Balance Sheets as a loan with a corresponding liability. As of September 30, 2014, and

December 31, 2013, the Firm had recorded on its Consolidated Balance Sheets $13.5 billion and $14.3 billion, respectively, of loans that either had been repurchased or for which the Firm had an option to repurchase. Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools. Additionally, real estate owned resulting from voluntary repurchases of loans was $464 million and $2.0 billion as of September 30, 2014, and December 31, 2013, respectively. Substantially all of these loans and real estate owned are insured or guaranteed by U.S. government agencies. For additional information, refer to Note 13 of this Form 10-Q and Note 14 of JPMorgan Chase’s 2013 Annual Report.

Loan delinquencies and liquidation losses
The table below includes information about components of nonconsolidated securitized financial assets, in which the Firm has continuing involvement, and delinquencies as of September 30, 2014, and December 31, 2013, respectively; and liquidation losses for the three months ended September 30, 2014 and 2013, respectively.

					Liquidation losses
	Securitized assets		90 days past due		Three months ended September 30,		Nine months ended September 30,
(in millions)	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	2014	2013	2014	2013
Securitized loans(a)
Residential mortgage:
Prime / Alt-A & Option ARMs	$79,378	$90,381	$11,974	$14,882	$465	$1,004	$1,722	$3,963
Subprime	26,109	28,008	6,652	7,726	353	462	1,556	2,001
Commercial and other	91,378	98,018	1,174	2,350	471	431	1,113	761
Total loans securitized(b)	$196,865	$216,407	$19,800	$24,958	$1,289	$1,897	$4,391	$6,725

(a)
Total assets held in securitization-related SPEs were $253.6 billion and $271.7 billion, respectively, at September 30, 2014 and December 31, 2013. The $196.9 billion and $216.4 billion, respectively, of loans securitized at September 30, 2014, and December 31, 2013, excluded: $51.1 billion and $50.8 billion, respectively, of securitized loans in which the Firm has no continuing involvement, and $5.6 billion and $4.5 billion, respectively, of loan securitizations consolidated on the Firm’s Consolidated Balance Sheets at September 30, 2014, and December 31, 2013.

(b)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

Note 16 – Goodwill and other intangible assets
For a discussion of the accounting policies related to goodwill and other intangible assets, see Note 17 of JPMorgan Chase’s 2013 Annual Report.
Goodwill and other intangible assets consist of the following.

(in millions)	September 30, 2014	December 31, 2013
Goodwill	$47,970	$48,081
Mortgage servicing rights	8,236	9,614
Other intangible assets:
Purchased credit card relationships	$38	$131
Other credit card-related intangibles	131	173
Core deposit intangibles	65	159
Other intangibles	1,040	1,155
Total other intangible assets	$1,274	$1,618
Goodwill
The following table presents goodwill attributed to the business segments.

(in millions)	September 30, 2014	December 31, 2013
Consumer & Community Banking	$30,962	$30,985
Corporate & Investment Bank	6,873	6,888
Commercial Banking	2,861	2,862
Asset Management	6,965	6,969
Corporate/Private Equity	309	377
Total goodwill	$47,970	$48,081
The following table presents changes in the carrying amount of goodwill.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Balance at beginning of period	$48,110	$48,057	$48,081	$48,175
Changes during the period from:
Business combinations	6	11	24	47
Dispositions	(1)	—	(1)	(5)
Other(a)	(145)	32	(134)	(117)
Balance at September 30,	$47,970	$48,100	$47,970	$48,100

(a)
Includes foreign currency translation adjustments, other tax-related adjustments, and, during the three and nine months ended September 30, 2014, goodwill impairment associated with the Firm’s Private Equity business of $68 million.

Goodwill impairment testing
For further description of the Firm’s goodwill impairment testing process, including the primary method used to estimate the fair value of the reporting units, and the assumptions used in the goodwill impairment test, see Impairment testing on pages 299–300 of JPMorgan Chase’s 2013 Annual Report.
Goodwill was not impaired at December 31, 2013; however during the three and nine months ended September 30, 2014, the Firm recognized an impairment of the Private Equity business’ goodwill of $68 million.
The Firm expects that the goodwill associated with its Private Equity business in Corporate will continue to decline in future periods as the Firm winds down its Private Equity business.
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

Mortgage servicing rights
MSRs represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. For a further description of the MSR asset, interest rate risk management, and the valuation of MSRs, see Note 17 of JPMorgan Chase’s 2013 Annual Report and Note 3 of this Form 10-Q.
The following table summarizes MSR activity for the three and nine months ended September 30, 2014 and 2013.

	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2014		2013	2014		2013
Fair value at beginning of period	$8,347		$9,335	$9,614		$7,614
MSR activity:
Originations of MSRs	148		532	518		1,874
Purchase of MSRs	3		2	9		(1)
Disposition of MSRs	11	(f)	—	(175)	(f)	(418)	(f)
Net additions	162		534	352		1,455

Changes due to collection/realization of expected cash flows(a)	(216)		(286)	(702)		(833)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	(101)		80	(832)		1,700
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	44		(123)	33		167	(h)
Discount rates	—		—	(459)	(g)	(78)
Prepayment model changes and other(c)	—		(50)	230		(535)	(i)
Total changes in valuation due to other inputs and assumptions	44		(173)	(196)		(446)
Total changes in valuation due to inputs and assumptions(a)	(57)		(93)	(1,028)		1,254
Fair value at September 30,(d)	$8,236		$9,490	$8,236		$9,490

Change in unrealized gains/(losses) included in income related to MSRs held at September 30,	$(57)		$(93)	$(1,028)		$1,254
Contractual service fees, late fees and other ancillary fees included in income	$701		$808	$2,189		$2,512
Third-party mortgage loans serviced at September 30, (in billions)	$771		$838	$771		$838
Net servicer advances at September 30, (in billions)(e)	$8.6		$9.4	$8.6		$9.4

(a)
Included changes related to commercial real estate of $(1) million and $(2) million for the three months ended September 30, 2014, and 2013, respectively, and $(5) million and $(4) million for the nine months ended September 30, 2014 and 2013, respectively.

(b)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(c)	Represents changes in prepayments other than those attributable to changes in market interest rates.

(d)	Included $13 million and $19 million related to commercial real estate at September 30, 2014 and 2013, respectively.

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

(f)
For the nine months ended September 30, 2014 and 2013, predominantly represents excess MSRs transferred to agency-sponsored trusts in exchange for stripped mortgage-backed securities (“SMBS”). In each transaction, a portion of the SMBS was acquired by third parties at the transaction date; the Firm acquired and has retained the remaining balance of those SMBS as trading securities. Also includes sales of MSRs for the three months ended September 30, 2014 and the nine months ended September 30, 2014 and 2013.

(g)
For the nine months ended September 30, 2014, the decrease was primarily related to higher capital allocated to the Mortgage Servicing business, which, in turn, resulted in an increase in the option adjusted spread (“OAS”). The resulting OAS assumption continues to be consistent with capital and return requirements that the Firm believes a market participant would consider, taking into account factors such as the current operating risk environment and regulatory and economic capital requirements.

(h)	For the nine months ended September 30, 2013, the increase was driven by the inclusion in the MSR valuation model of servicing fees receivable on certain delinquent loans.

(i)	For the nine months ended September 30, 2013, the decrease was driven by changes in the inputs and assumptions used to derive prepayment speeds, primarily increases in home prices.

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
CCB mortgage fees and related income
Net production revenue:
Production revenue	$191	$311	$538	$2,370
Repurchase (losses)/benefits	62	175	327	110
Net production revenue	253	486	865	2,480
Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	787	817	2,524	2,698
Changes in MSR asset fair value due to collection/realization of expected cash flows	(214)	(284)	(696)	(827)
Total operating revenue	573	533	1,828	1,871
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(101)	80	(831)	1,698
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	44	(173)	(196)	(446)
Change in derivative fair value and other	133	(87)	1,040	(1,495)
Total risk management	76	(180)	13	(243)
Total CCB net mortgage servicing revenue	649	353	1,841	1,628
All other	1	2	2	8
Mortgage fees and related income	$903	$841	$2,708	$4,116

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at September 30, 2014, and December 31, 2013, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Sep 30, 2014	Dec 31, 2013
Weighted-average prepayment speed assumption (“CPR”)	8.49%	8.07%
Impact on fair value of 10% adverse change	$(329)	$(362)
Impact on fair value of 20% adverse change	(639)	(705)
Weighted-average option adjusted spread	9.15%	7.77%
Impact on fair value of 100 basis points adverse change	$(328)	$(389)
Impact on fair value of 200 basis points adverse change	(631)	(750)
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
Other intangible assets
The $344 million decrease in other intangible assets during the nine months ended September 30, 2014, was due to amortization.

The components of credit card relationships, core deposits and other intangible assets were as follows.

	September 30, 2014			December 31, 2013
(in millions)	Gross amount(a)	Accumulated amortization(a)	Net carrying value	Gross amount	Accumulated amortization	Net carrying value
Purchased credit card relationships	$200	$162	$38	$3,540	$3,409	$131
Other credit card-related intangibles	498	367	131	542	369	173
Core deposit intangibles	814	749	65	4,133	3,974	159
Other intangibles(b)	1,895	855	1,040	2,374	1,219	1,155

(a)
The decrease in the gross amount and accumulated amortization from December 31, 2013, was due to the removal of fully amortized assets, predominantly related to intangible assets acquired in the 2004 merger with Bank One Corporation ("Bank One").

(b)	Includes intangible assets of approximately $600 million consisting primarily of asset management advisory contracts, which were determined to have an indefinite life and are not amortized.
Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and other intangible assets.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Purchased credit card relationships	$3	$45	$93	$150
Other credit card-related intangibles	13	15	40	44
Core deposit intangibles	9	49	94	149
Other intangibles	26	31	87	101
Total amortization expense(a)	$51	$140	$314	$444

(a)
The decline in amortization expense during the three and nine months ended September 30, 2014 predominantly related to intangible assets acquired in the 2004 merger with Bank One, most of which became fully amortized during the second quarter of 2014.

Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and other intangible assets at September 30, 2014.

For the year (in millions)	Purchased credit card relationships	Other credit card-related intangibles	Core deposit intangibles	Other intangibles	Total
2014(a)	$96	$51	$102	$110	$359
2015	12	39	26	91	168
2016	9	33	14	74	130
2017	5	28	7	72	112
2018	3	20	5	52	80

(a)
Includes $93 million, $40 million, $94 million and $87 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the nine months ended September 30, 2014.

Note 17 – Deposits
For further discussion on deposits, see Note 19 of JPMorgan Chase’s 2013 Annual Report.
At September 30, 2014, and December 31, 2013, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	September 30, 2014	December 31, 2013
U.S. offices
Noninterest-bearing	$440,067	$389,863
Interest-bearing:
Demand(a)	83,240	84,631
Savings(b)	455,454	450,405
Time (included $7,497 and $5,995 at fair value)(c)	80,901	91,356
Total interest-bearing deposits	619,595	626,392
Total deposits in U.S. offices	1,059,662	1,016,255
Non-U.S. offices
Noninterest-bearing	19,134	17,611
Interest-bearing:
Demand	217,106	214,391
Savings	1,734	1,083
Time (included $925 and $629 at fair value)(c)	36,898	38,425
Total interest-bearing deposits	255,738	253,899
Total deposits in non-U.S. offices	274,872	271,510
Total deposits	$1,334,534	$1,287,765

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4 of JPMorgan Chase’s 2013 Annual Report.

Note 18 – Earnings per share
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 24 of JPMorgan Chase’s 2013 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013.

(in millions, except per share amounts)	Three months ended September 30,			Nine months ended September 30,
	2014	2013		2014	2013
Basic earnings per share
Net income/(loss)	$5,572	$(380)		$16,831	$12,645
Less: Preferred stock dividends	304	229		799	615
Net income/(loss) applicable to common equity	5,268	(609)		16,032	12,030
Less: Dividends and undistributed earnings allocated to participating securities	133	41	(c)	427	374
Net income/(loss) applicable to common stockholders	$5,135	$(650)		$15,605	$11,656

Total weighted-average basic shares outstanding	3,755.4	3,767.0		3,774.4	3,789.2
Net income/(loss) per share	$1.37	$(0.17)		$4.13	$3.08

Diluted earnings per share
Net income/(loss) applicable to common stockholders	$5,135	$(650)		$15,605	$11,656
Total weighted-average basic shares outstanding	3,755.4	3,767.0		3,774.4	3,789.2
Add: Employee stock options, SARs and warrants(a)	33.3	—	(d)	33.9	31.7
Total weighted-average diluted shares outstanding(b)	3,788.7	3,767.0	(d)	3,808.3	3,820.9
Net income/(loss) per share	$1.36	$(0.17)		$4.10	$3.05

(a)
Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans. The aggregate number of shares issuable upon the exercise of such options was 1 million for the three months ended September 30, 2014, and 1 million and 8 million for the nine months ended September 30, 2014 and 2013, respectively.

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

As of or for the three months ended September 30, 2014	Unrealized gains/(losses) on investment securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at July1, 2014	$4,867		$(126)	$(12)	$(1,291)	$3,438
Net change	(141)	(b)	3	(58)	24	(172)
Balance at September 30, 2014	$4,726		$(123)	$(70)	$(1,267)	$3,266

As of or for the three months ended September 30, 2013	Unrealized gains/(losses) on investment securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at July 1, 2013	$3,137		$(146)	$(232)	$(2,623)	$136
Net change	161	(c)	4	69	20	254
Balance at September 30, 2013	$3,298		$(142)	$(163)	$(2,603)	$390

As of or for the nine months ended September 30, 2014	Unrealized gains/(losses) on investment securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2014	$2,798		$(136)	$(139)	$(1,324)	$1,199
Net change	1,928	(b)	13	69	57	2,067
Balance at September 30, 2014	$4,726		$(123)	$(70)	$(1,267)	$3,266

As of or for the nine months ended September 30, 2013	Unrealized gains/(losses) on investment securities(a)		Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2013	$6,868		$(95)	$120	$(2,791)	$4,102
Net change	(3,570)	(c)	(47)	(283)	188	(3,712)
Balance at September 30, 2013	$3,298		$(142)	$(163)	$(2,603)	$390

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

(b)
The net change for the three months ended September 30, 2014, was primarily due to the decline in fair value of U.S. mortgage-backed securities, partially offset by higher market valuations of U.S. states and municipalities. The net change for the nine months ended September 30, 2014, was primarily due to higher market valuations of obligations of U.S. states and municipalities and U.S. mortgage-backed securities in the Firm’s AFS investment securities portfolio.

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

The following table presents the pretax and after-tax changes in the components of other comprehensive income/(loss).

	2014			2013
Three months ended September 30, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(283)	$146	$(137)	$290	$(113)	$177
Reclassification adjustment for realized (gains)/losses included in net income(a)	(6)	2	(4)	(26)	10	(16)
Net change	(289)	148	(141)	264	(103)	161
Translation adjustments:
Translation(b)	(1,133)	416	(717)	349	(128)	221
Hedges(b)	1,185	(465)	720	(343)	126	(217)
Net change	52	(49)	3	6	(2)	4
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(66)	27	(39)	106	(42)	64
Reclassification adjustment for realized (gains)/losses included in net income(c)	(31)	12	(19)	7	(2)	5
Net change	(97)	39	(58)	113	(44)	69
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	(1)	—	(1)	—	—	—
Reclassification adjustments included in net income(d):
Amortization of net loss	18	(8)	10	80	(31)	49
Prior service costs/(credits)	(10)	4	(6)	(11)	4	(7)
Foreign exchange and other	34	(13)	21	(35)	13	(22)
Net change	41	(17)	24	34	(14)	20
Total other comprehensive income/(loss)	$(293)	$121	$(172)	$417	$(163)	$254

	2014			2013
Nine months ended September 30, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$3,116	$(1,158)	$1,958	$(5,172)	$2,003	$(3,169)
Reclassification adjustment for realized (gains)/losses included in net income(a)	(48)	18	(30)	(659)	258	(401)
Net change	3,068	(1,140)	1,928	(5,831)	2,261	(3,570)
Translation adjustments:
Translation(b)	(761)	274	(487)	(685)	253	(432)
Hedges(b)	823	(323)	500	648	(263)	385
Net change	62	(49)	13	(37)	(10)	(47)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	149	(60)	89	(536)	210	(326)
Reclassification adjustment for realized (gains)/losses included in net income(c)	(33)	13	(20)	70	(27)	43
Net change	116	(47)	69	(466)	183	(283)
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	87	(34)	53	85	(25)	60
Reclassification adjustments included in net income(d):
Amortization of net loss	55	(23)	32	240	(93)	147
Prior service costs/(credits)	(32)	13	(19)	(33)	13	(20)
Foreign exchange and other	15	(24)	(9)	1	—	1
Net change	125	(68)	57	293	(105)	188
Total other comprehensive income/(loss)	$3,371	$(1,304)	$2,067	$(6,041)	$2,329	$(3,712)

(a)	The pretax amount is reported in securities gains in the Consolidated Statements of Income.

(b)
Reclassifications of pretax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated Statements of Income. The amounts were not material for the three and nine months ended September 30, 2014, and 2013.

(c)	The pretax amount is reported in the same line as the hedged items, which are predominantly recorded in net interest income in the Consolidated Statements of Income.

(d)	The pretax amount is reported in compensation expense in the Consolidated Statements of Income.

Note 20 – Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national bank subsidiaries, including JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A.
Basel III rules under the transitional Standardized and Advanced Approaches (“Basel III Standardized Transitional” and “Basel III Advanced Transitional,” respectively) became effective on January 1, 2014; all prior period data is based on Basel I rules. Basel III establishes two comprehensive methodologies for calculating RWA, a Standardized approach and an Advanced approach. Key differences in the calculation of RWA between the Standardized and Advanced approaches include: (1) for Basel III Advanced, credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas for Basel III Standardized, RWA is generally based on supervisory risk-weightings which vary primarily by counterparty type and asset class; and (2) Basel III Advanced includes RWA for operational risk, whereas Basel III Standardized does not. For 2014, Basel III Standardized Transitional requires the Firm to calculate its capital ratios using the Basel III definition of capital divided by the Basel I definition of RWA, inclusive of Basel 2.5 for market risk.
As of January 1, 2014, there are three categories of risk-based capital: Common Equity Tier 1 capital (“CET1 capital”) under the Basel III Transitional rules, as well as
Tier 1 capital and Tier 2 capital. CET1 capital predominantly includes common stockholders’ equity (including capital for AOCI related to debt and equity securities classified as AFS as well as for defined benefit pension and OPEB plans), less certain deductions for goodwill, MSRs and deferred tax assets that arise from net operating loss and tax credit carryforwards. Tier 1 capital is predominantly comprised of CET1 capital as well as perpetual preferred stock. Tier 2 capital includes long-term debt qualifying as Tier 2 and qualifying allowance for credit losses. Total capital is Tier 1 capital plus Tier 2 capital.
On February 21, 2014, the Federal Reserve and the OCC informed the Firm and its national bank subsidiaries that they were approved to calculate capital under Basel III Advanced Transitional, in addition to Basel III Standardized Transitional, as of April 1, 2014. As a result of becoming subject to Basel III Advanced on April 1, 2014, the capital adequacy of the Firm and its national bank subsidiaries will be evaluated against the Basel III approach (Standardized or Advanced) that results, for each quarter beginning with the second quarter of 2014, in the lower ratio (the “Collins Floor”), as required by the Collins Amendment of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

The following tables present the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant national bank subsidiaries under both Basel III Standardized Transitional and Basel III Advanced Transitional at September 30, 2014, and under Basel I at December 31, 2013.

	JPMorgan Chase & Co.(d)
	Basel III Standardized Transitional	Basel III Advanced Transitional	Basel I
(in millions, except ratios)	Sep 30, 2014	Sep 30, 2014	Dec 31, 2013
Regulatory capital
CET1 capital	$162,800	$162,800	NA
Tier 1 capital(a)	184,115	184,115	$165,663
Total capital	218,754	204,573	199,286

Assets
Risk-weighted	1,462,240	1,598,788	1,387,863
Adjusted average(b)	2,408,498	2,408,498	2,343,713

Capital ratios(c)
CET1	11.1%	10.2%	NA
Tier 1(a)	12.6	11.5	11.9%
Total	15.0	12.8	14.4
Tier 1 leverage	7.6	7.6	7.1

	JPMorgan Chase Bank, N.A.(d)
	Basel III Standardized Transitional	Basel III Advanced Transitional	Basel I
(in millions, except ratios)	Sep 30, 2014	Sep 30, 2014	Dec 31, 2013
Regulatory capital
CET1 capital	$153,166	$153,166	NA
Tier 1 capital(a)	153,166	153,166	$139,727
Total capital	170,890	160,622	165,496

Assets
Risk-weighted	1,239,245	1,333,108	1,171,574
Adjusted average(b)	1,910,827	1,910,827	1,900,770

Capital ratios(c)
CET1	12.4%	11.5%	NA
Tier 1(a)	12.4	11.5	11.9%
Total	13.8	12.0	14.1
Tier 1 leverage	8.0	8.0	7.4

	Chase Bank USA, N.A.(d)
	Basel III Standardized Transitional	Basel III Advanced Transitional	Basel I
(in millions, except ratios)	Sep 30, 2014	Sep 30, 2014	Dec 31, 2013
Regulatory capital
CET1 capital	$14,117	$14,117	NA
Tier 1 capital(a)	14,117	14,117	$12,956
Total capital	20,041	18,767	16,389

Assets
Risk-weighted	100,371	156,683	100,990
Adjusted average(b)	125,115	125,115	109,731

Capital ratios(c)
CET1	14.1%	9.0%	NA
Tier 1(a)	14.1	9.0	12.8%
Total	20.0	12.0	16.2
Tier 1 leverage	11.3	11.3	11.8

(a)
At September 30, 2014, trust preferred securities included in Basel III Tier 1 capital were $2.7 billion and $300 million for JPMorgan Chase and JPMorgan Chase Bank, N.A., respectively. At September 30, 2014, Chase Bank USA, N.A. had no trust preferred securities.

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

Note:
Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both non-taxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from non-taxable business combinations totaling $137 million and $192 million at September 30, 2014, and December 31, 2013, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $2.9 billion and $2.8 billion at September 30, 2014, and December 31, 2013, respectively.

Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and Total capital to risk-weighted assets, as well as minimum leverage ratios (which are defined as Tier 1 capital divided by adjusted quarterly average assets). Failure to meet these minimum requirements could cause the Federal Reserve to take action. Bank subsidiaries also are subject to these capital requirements by their respective primary regulators. The following table presents the minimum ratios to which the Firm and its national bank subsidiaries are subject as of September 30, 2014.

	Minimum capital ratios(a)	Well-capitalized ratios(a)
Capital ratios
CET1	4.0%	NA
Tier 1	5.5	6.0%
Total	8.0	10.0
Tier 1 leverage	4.0	5.0	(b)

(a)
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

(b)
Represents requirements for bank subsidiaries pursuant to regulations issued under the FDIC Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

As of September 30, 2014, and December 31, 2013, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

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

To provide for probable credit losses inherent in consumer (excluding credit card) and wholesale lending commitments, an allowance for credit losses on lending-related commitments is maintained. See Note 14 for further discussion regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at September 30, 2014, and December 31, 2013. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower. Also, the Firm typically closes credit card lines when the borrower is 60 days or more past due.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(j)
	September 30, 2014					Dec 31, 2013	Sep 30, 2014	Dec 31, 2013
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$2,258	$4,232	$2,428	$2,501	$11,419	$13,158	$—	$—
Home equity – junior lien	3,604	5,914	2,766	2,463	14,747	17,837	—	—
Prime mortgage	5,593	—	—	—	5,593	4,817	—	—
Subprime mortgage	—	—	—	—	—	—	—	—
Auto	10,075	236	235	24	10,570	8,309	1	1
Business banking	10,448	908	212	433	12,001	11,251	8	7
Student and other	116	12	1	453	582	685	—	—
Total consumer, excluding credit card(a)	32,094	11,302	5,642	5,874	54,912	56,057	9	8
Credit card(b)	531,301	—	—	—	531,301	529,383	—	—
Total consumer	563,395	11,302	5,642	5,874	586,213	585,440	9	8
Wholesale:
Other unfunded commitments to extend credit(c)(d)	70,427	82,730	110,051	9,363	272,571	246,495	387	432
Standby letters of credit and other financial guarantees(c)(d)(e)	23,366	30,892	33,474	1,973	89,705	92,723	800	943
Unused advised lines of credit	91,389	11,493	503	161	103,546	101,994	—	—
Other letters of credit(c)	4,184	872	113	—	5,169	5,020	1	2
Total wholesale(f)	189,366	125,987	144,141	11,497	470,991	446,232	1,188	1,377
Total lending-related	$752,761	$137,289	$149,783	$17,371	$1,057,204	$1,031,672	$1,197	$1,385
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(g)	$208,042	$—	$—	$—	$208,042	$169,709	$—	$—
Derivatives qualifying as guarantees	2,122	562	13,104	37,943	53,731	56,274	92	72
Unsettled reverse repurchase and securities borrowing agreements(h)	70,472	—	—	—	70,472	38,211	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	391	681
Loans sold with recourse	NA	NA	NA	NA	6,404	7,692	108	131
Other guarantees and commitments(i)	336	1,973	1,420	2,025	5,754	6,786	(74)	(99)

(a)	Predominantly all consumer, excluding credit card, lending-related commitments contractual amounts are in the U.S.

(b)	Predominantly all credit card lending-related commitments contractual amounts are in the U.S.

(c)
At September 30, 2014, and December 31, 2013, reflects the contractual amount net of risk participations totaling $234 million and $476 million, respectively, for other unfunded commitments to extend credit; $13.5 billion and $14.8 billion, respectively, for standby letters of credit and other financial guarantees; and $607 million and $622 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(d)
At September 30, 2014, and December 31, 2013, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other non-profit entities of $16.4 billion and $18.9 billion, respectively, within other unfunded commitments to extend credit; and $14.8 billion and $17.2 billion, respectively, within standby letters of credit and other financial guarantees. Other unfunded commitments to extend credit also include liquidity facilities to nonconsolidated municipal bond VIEs; for further information, see Note 15.

(e)	At September 30, 2014, and December 31, 2013, included unissued standby letters of credit commitments of $44.5 billion and $42.8 billion, respectively.

(f)	At September 30, 2014, and December 31, 2013, the U.S. portion of the contractual amount of total wholesale lending-related commitments was 66% and 68%, respectively.

(g)
At September 30, 2014, and December 31, 2013, collateral held by the Firm in support of securities lending indemnification agreements was $216.4 billion and $176.4 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(h)
At September 30, 2014, and December 31, 2013, the amount of commitments related to forward-starting reverse repurchase agreements and securities borrowing agreements were $9.2 billion and $9.9 billion, respectively. Commitments related to unsettled reverse repurchase agreements and securities borrowing agreements with regular-way settlement periods were $61.3 billion and $28.3 billion, at September 30, 2014, and December 31, 2013, respectively.

(i)
At September 30, 2014, and December 31, 2013, included unfunded commitments of $117 million and $215 million, respectively, to third-party private equity funds; and $940 million and $1.9 billion, at September 30, 2014, and December 31, 2013, to other equity investments. These commitments included $110 million and $184 million, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3. In addition, at both September 30, 2014, and December 31, 2013, included letters of credit hedged by derivative transactions and managed on a market risk basis of $4.5 billion.

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
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged finance activities, which were $34.6 billion and $18.3 billion at September 30, 2014, and December 31, 2013, respectively. For further information, see Note 3 and
Note 4.
In addition, the Firm acts as a clearing and custody bank in the U.S. tri-party repurchase transaction market. In its role as clearing and custody bank, the Firm is exposed to intra-day credit risk of the cash borrowers, usually broker-dealers; however, this exposure is secured by collateral and typically extinguished through the settlement process by the end of the day. Tri-party repurchase daily balances averaged $181 billion and $231 billion for the three months ended September 30, 2014 and 2013, respectively, and $182 billion and $268 billion for the nine months ended September 30, 2014 and 2013, respectively. The prior period amounts have been revised to conform with the current period presentation.

Guarantees
The Firm considers the following off–balance sheet lending-related arrangements to be guarantees under U.S. GAAP: standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 29 of JPMorgan Chase’s 2013 Annual Report. The recorded amounts of the liabilities related to guarantees and indemnifications at September 30, 2014, and December 31, 2013, excluding the allowance for credit losses on lending-related commitments, are discussed below.
Standby letters of credit and other financial guarantees
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $801 million and $945 million at September 30, 2014, and December 31, 2013, respectively, which were classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values included $241 million and $265 million, respectively, for the allowance for lending-related commitments, and $560 million and $680 million, respectively, for the guarantee liability and corresponding asset.

The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of September 30, 2014, and December 31, 2013.
Standby letters of credit, other financial guarantees and other letters of credit

	September 30, 2014		December 31, 2013
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$66,345	$4,203	$69,109	$3,939
Noninvestment-grade(a)	23,360	966	23,614	1,081
Total contractual amount	$89,705	$5,169	$92,723	$5,020
Allowance for lending-related commitments	$240	$1	$263	$2
Commitments with collateral	39,643	1,589	40,410	1,473

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, see Note 29 of JPMorgan Chase’s 2013 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $53.7 billion and $56.3 billion at September 30, 2014, and December 31, 2013, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value contracts is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $27.4 billion and $27.0 billion at September 30, 2014, and December 31, 2013, respectively, and the maximum exposure to loss was $2.9 billion and 2.8 billion at September 30, 2014, and December 31, 2013, respectively. The fair values of the contracts reflect the probability of whether the Firm will be required to perform under the contract. The fair value related to derivatives that the Firm deems to be guarantees were derivative payables of $116 million and $109 million and derivative receivables of $24 million and $37 million at September 30, 2014, and December 31, 2013, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
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
For additional information, see Note 29 of JPMorgan Chase’s 2013 Annual Report.

The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.

Summary of changes in mortgage repurchase liability(a)
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Repurchase liability at beginning of period	$436	$2,476	$681	$2,811
Net realized gains/(losses)(b)	17	(135)	36	(538)
(Benefit)/provision for repurchase(c)	(62)	(159)	(326)	(91)
Repurchase liability at end of period	$391	$2,182	$391	$2,182

(a)
On October 25, 2013, the Firm announced that it had reached a $1.1 billion agreement with the FHFA to resolve, other than certain limited types of exposures, outstanding and future mortgage repurchase demands associated with loans sold to the GSEs from 2000 to 2008.

(b)
Presented net of third-party recoveries and include principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. Make-whole settlements were $5 million and $117 million for the three months ended September 30, 2014 and 2013, respectively and $8 million and $371 million for the nine months ended September 30, 2014 and 2013, respectively.

(c)
Included a provision related to new loan sales of $1 million and $4 million for the three months ended September 30, 2014 and 2013, respectively, and $3 million and $18 million for the nine months ended September 30, 2014 and 2013, respectively.

Private label securitizations
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves.
For additional information regarding litigation, see Note 23 of this Form 10-Q and Note 31 of JPMorgan Chase’s 2013 Annual Report.
Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At September 30, 2014, and December 31, 2013, the unpaid principal balance of loans sold with recourse totaled $6.4 billion and $7.7 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, was $108 million and $131 million at September 30, 2014, and December 31, 2013, respectively.

Note 22 – Pledged assets and collateral
For a discussion of the Firm’s pledged assets and collateral, see Note 30 of JPMorgan Chase’s 2013 Annual Report.
Pledged assets
At September 30, 2014, financial assets were pledged to maintain potential borrowing capacity with central banks and for other purposes, including to secure borrowings and public deposits, and to collateralize repurchase and other securities financing agreements. Certain of these pledged assets may be sold or repledged by the secured parties and are identified as financial assets owned (pledged to various parties) on the Consolidated Balance Sheets. At September 30, 2014, and December 31, 2013, the Firm had pledged assets of $271.2 billion and $251.3 billion, respectively, at Federal Reserve Banks and Federal Home Loan Banks (“FHLBs”). In addition, as of September 30, 2014, and December 31, 2013, the Firm had pledged $60.2 billion and $60.6 billion, respectively, of financial assets it owns that may not be sold or repledged by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 15 for additional information on assets and liabilities of consolidated VIEs. For additional information on the Firm’s securities financing activities, see Note 12. For additional information on the Firm’s long-term debt, see Note 21 of JPMorgan Chase’s 2013 Annual Report.
Collateral
At September 30, 2014 and December 31, 2013, the Firm had accepted financial assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of approximately $763.3 billion and $726.7 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, approximately $595.8 billion and $543.5 billion, respectively, were sold or repledged, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales and to collateralize deposits and derivative agreements.

Note 23 – Litigation
Contingencies
As of September 30, 2014, the Firm and its subsidiaries are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $5.9 billion at September 30, 2014. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm is involved, taking into account the Firm’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Firm does not believe that an estimate can currently be made. The Firm’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the existence in many such proceedings of multiple defendants (including the Firm) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings, particularly proceedings that could result from government investigations. Accordingly, the Firm’s estimate will change from time to time, and actual losses may vary.
Set forth below are descriptions of the Firm’s material legal proceedings.
CIO Investigations and Litigation. The Firm has been sued in a consolidated shareholder purported class action, a consolidated purported class action brought under the Employee Retirement Income Security Act (“ERISA”) and shareholder derivative actions brought in Delaware state court and in New York federal and state court relating to 2012 losses in the synthetic credit portfolio managed by the Firm’s Chief Investment Office (“CIO”). Plaintiffs in three of the shareholder derivative actions and the ERISA action have appealed the dismissal of their claims. The Firm also continues to cooperate with ongoing government investigations.
Credit Default Swaps Investigations and Litigation. In July 2013, the European Commission (the “EC”) filed a Statement of Objections against the Firm (including various subsidiaries) and other industry members in connection with its ongoing investigation into the credit default swaps (“CDS”) marketplace. The EC asserts that between 2006 and 2009, a number of investment banks acted collectively through the International Swaps and Derivatives Association (“ISDA”) and Markit Group Limited (“Markit”) to foreclose exchanges from the potential market for exchange-traded credit derivatives. The Firm submitted a response to the Statement of Objections in January 2014, and the EC held a hearing in May 2014. The U.S. Department of Justice (“DOJ”) also has an ongoing investigation into the CDS marketplace, which was initiated in July 2009.
Separately, the Firm and other industry members are defendants in a consolidated purported class action filed in the United States District Court for the Southern District of New York on behalf of purchasers and sellers of CDS. The complaint refers to the ongoing investigations by the EC and DOJ into the CDS market, and alleges that the defendant investment banks and dealers, including the Firm, as well as Markit and/or ISDA, collectively prevented new entrants into the market for exchange-traded CDS products. Defendants moved to dismiss this action, and in September 2014, the Court granted defendants’ motion in part, dismissing claims for damages based on transactions effected before the Autumn of 2008, as well as certain other claims.
Foreign Exchange Investigations and Litigation. DOJ is conducting a criminal investigation, and various regulatory and civil enforcement authorities, including U.S. banking regulators, the Commodity Futures Trading Commission (“CFTC”), the U.K. Financial Conduct Authority (the “FCA”) and other foreign government authorities, are conducting civil investigations, regarding the Firm’s foreign exchange ("FX") trading business. These investigations are focused on the Firm's spot FX trading activities as well as controls applicable to those activities. The Firm continues to cooperate with these investigations and is currently engaged in discussions with DOJ, and various regulatory and civil enforcement authorities, about resolving their respective investigations with respect to the Firm. There is no assurance that such discussions will result in settlements.
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
General Motors Litigation. JPMorgan Chase Bank, N.A. participated in, and was the Administrative Agent on behalf of a syndicate of lenders on, a $1.5 billion syndicated Term Loan facility (“Term Loan”) for General Motors Corporation

(“GM”). In 2009, in connection with the GM bankruptcy proceedings, the Official Committee of Unsecured Creditors of Motors Liquidation Company (“Creditors Committee”) filed a lawsuit against JPMorgan Chase Bank, N.A., in its individual capacity and as Administrative Agent for other lenders on the Term Loan, seeking to hold the underlying lien invalid. In 2013, the Bankruptcy Court granted JPMorgan Chase Bank, N.A.’s motion for summary judgment dismissing the Creditors Committee’s complaint. The Creditors Committee appealed the Bankruptcy Court’s dismissal of its claim to the United States Court of Appeals for the Second Circuit. The parties are awaiting the Second Circuit’s determination.
Interchange Litigation. A group of merchants and retail associations filed a series of class action complaints alleging that Visa and MasterCard, as well as certain banks, conspired to set the price of credit and debit card interchange fees, enacted respective rules in violation of antitrust laws, and engaged in tying/bundling and exclusive dealing. The parties have entered into an agreement to settle the cases, for a cash payment of $6.1 billion to the class plaintiffs (of which the Firm’s share is approximately 20%) and an amount equal to ten basis points of credit card interchange for a period of eight months to be measured from a date within 60 days of the end of the opt-out period. The agreement also provides for modifications to each credit card network’s rules, including those that prohibit surcharging credit card transactions. In December 2013, the Court issued a decision granting final approval of the settlement. A number of merchants have appealed. Certain merchants that opted out of the class settlement have filed actions against Visa and MasterCard, as well as against the Firm and other banks. Defendants’ motion to dismiss the actions was denied in July 2014.
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
Lehman Brothers Bankruptcy Proceedings. In May 2010, Lehman Brothers Holdings Inc. (“LBHI”) and its Official Committee of Unsecured Creditors (the “Committee”) filed a complaint (and later an amended complaint) against JPMorgan Chase Bank, N.A. in the United States Bankruptcy Court for the Southern District of New York that asserts both federal bankruptcy law and state common law claims, and seeks, among other relief, to recover $7.9 billion in collateral that was transferred to JPMorgan Chase Bank, N.A. in the weeks preceding LBHI’s bankruptcy. The amended complaint also seeks unspecified damages on the grounds that JPMorgan Chase Bank, N.A.’s collateral requests hastened LBHI’s bankruptcy. The Court dismissed the counts of the amended complaint that sought to void the allegedly constructively fraudulent and preferential transfers made to the Firm during the months of August and September 2008. The Firm has filed counterclaims against LBHI alleging that LBHI fraudulently induced the Firm to make large extensions of credit against inappropriate collateral in connection with the Firm’s role as the clearing bank for Lehman Brothers Inc. (“LBI”), LBHI’s broker-dealer subsidiary. These extensions of credit left the Firm with more than $25 billion in claims against the estate of LBI. The case has been transferred from the Bankruptcy Court to the District Court, and the Firm has moved for summary judgment seeking the dismissal of all of LBHI’s claims. LBHI has also moved for summary judgment on certain of its claims and seeking the dismissal of the Firm’s counterclaims.
In the Bankruptcy Court proceedings, LBHI and several of its subsidiaries that had been Chapter 11 debtors have filed a separate complaint and objection to derivatives claims asserted by the Firm alleging that the amount of the derivatives claims had been overstated and challenging certain set-offs taken by JPMorgan Chase entities to recover on the claims. The Firm responded to this separate complaint and objection in February 2013. LBHI and the Committee have also filed an objection to the claims asserted by JPMorgan Chase Bank, N.A. against LBHI with respect to clearing advances made to LBI, principally on the grounds that the Firm had not conducted the sale of the securities collateral held for its claims in a commercially reasonable manner. Discovery regarding both objections is ongoing. These bankruptcy claims and other claims of the Firm against Lehman entities have been paid in full, subject to the outcome of the objections filed by LBHI and the Committee.
LIBOR and Other Benchmark Rate Investigations and Litigation. JPMorgan Chase has received subpoenas and requests for documents and, in some cases, interviews, from federal and state agencies and entities, including DOJ, the CFTC, the Securities and Exchange Commission (the “SEC”) and various state attorneys general, as well as the EC, the FCA, the Canadian Competition Bureau, the Swiss Competition Commission and other regulatory authorities and banking associations around the world relating primarily to the process by which interest rates were submitted to the British Bankers Association (“BBA”) in connection with the setting of the BBA’s London Interbank Offered Rate (“LIBOR”) for various currencies, principally in 2007 and 2008. Some of the inquiries also relate to similar processes by which information on rates is submitted to the European Banking Federation (“EBF”) in connection with the setting of the EBF’s Euro Interbank Offered Rates (“EURIBOR”) and to the Japanese Bankers’ Association for the setting of Tokyo Interbank Offered Rates (“TIBOR”) as well as to other processes for the setting of other reference rates in various parts of the world during similar time periods. The Firm is responding to and continuing to cooperate with these inquiries. In December 2013, JPMorgan Chase reached a settlement with the EC regarding its Japanese Yen LIBOR investigation and agreed to pay a fine of €80 million. In May 2014, the EC issued a Statement of Objections outlining its case against the Firm (and others) as to EURIBOR. The Firm will file a response. In

October 2014, JPMorgan Chase reached a settlement with the EC regarding the EC’s Swiss franc LIBOR investigation and agreed to pay a fine of €72 million. In January 2014, the Canadian Competition Bureau announced that it has discontinued its investigation related to Yen LIBOR.
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
The U.S. dollar LIBOR-related purported class actions have been consolidated for pre-trial purposes in the United States District Court for the Southern District of New York. In March 2013, the Court granted in part and denied in part the defendants’ motions to dismiss the claims in three lead class actions, including dismissal with prejudice of the antitrust claims. Certain plaintiffs appealed the dismissal of the antitrust claims and the United States Court of Appeals for the Second Circuit dismissed the appeal for lack of jurisdiction. The United States Supreme Court thereafter granted plaintiffs leave to appeal the dismissal by the Court of Appeals and scheduled argument for December 2014. In September 2013, class plaintiffs in two of the three lead class actions filed amended complaints and others sought leave to amend their complaints to add additional allegations. Defendants moved to dismiss the amended complaints and opposed the requests to amend. In June 2014, the Court issued a further order granting in part and denying in part defendants’ motions to dismiss the remaining claims. In relation to the Firm, the Court has permitted certain claims under the Commodity Exchange Act and common law claims to proceed. To date, the other U.S. dollar LIBOR cases have been stayed.
A purported class action alleging manipulation of Euroyen TIBOR and Yen LIBOR was filed in the United States District Court for the Southern District of New York on behalf of plaintiffs who purchased or sold exchange-traded Euroyen futures and options contracts. In March 2014, the Court granted in part and denied in part the defendants’ motions to dismiss including dismissal of plaintiff’s antitrust and unjust enrichment claims. Defendants' motion to reconsider was denied. Plaintiff filed a motion for leave to further amend the complaint to add additional parties and claims, which defendants have opposed.
In March 2014, the Firm was added as a defendant in a putative class action filed in the United States District Court for the Southern District of New York relating to the interest rate benchmark EURIBOR. The case is currently stayed, but plaintiffs have filed a third amended complaint, with the

Court’s permission, which adds new plaintiffs and causes of action.
Madoff Litigation and Investigations. Various subsidiaries of the Firm, including J.P. Morgan Securities plc, have been named as defendants in lawsuits filed in Bankruptcy Court in New York arising out of the liquidation proceedings of Fairfield Sentry Limited and Fairfield Sigma Limited (together, “Fairfield”), so-called Madoff feeder funds. These actions seek to recover payments made by the funds to defendants totaling approximately $155 million. All but two of these actions have been dismissed.
In addition, a purported class action was brought by investors in certain feeder funds against JPMorgan Chase in the United States District Court for the Southern District of New York, as was a motion by separate potential class plaintiffs to add claims against the Firm and certain subsidiaries to an already pending purported class action in the same court. The allegations in these complaints largely track those previously raised by the court-appointed trustee for Bernard L. Madoff Investment Securities LLC. The District Court dismissed these complaints and plaintiffs appealed. In September 2013, the United States Court of Appeals for the Second Circuit affirmed the District Court’s decision. The plaintiffs petitioned the entire Court of Appeals for a rehearing of the appeal, and this petition was denied.
The Firm is a defendant in five other Madoff-related individual investor actions pending in New York state court. The allegations in all of these actions are essentially identical, and involve claims against the Firm for, among other things, aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. In August 2014, the Court dismissed all claims against the Firm.
A purported class action has been filed in the United States District Court for the District of New Jersey by investors who were net winners (i.e., Madoff customers who had taken more money out of their accounts than had been invested) in Madoff’s Ponzi scheme and were not included in the previous class action settlement. These plaintiffs allege violations of the federal securities law, federal and state racketeering statutes and multiple common law and statutory claims including breach of trust, aiding and abetting embezzlement, unjust enrichment, conversion and commercial bad faith. A similar action has been filed in the United States District Court for the Middle District of Florida (the “Florida Action”), although it is not styled as a class action, and includes a claim pursuant to a Florida statute. The Firm has moved to transfer these cases to the United States District Court for the Southern District of New York.
Three shareholder derivative actions have also been filed in New York federal and state court against the Firm, as nominal defendant, and certain of its current and former Board members, alleging breach of fiduciary duty in connection with the Firm’s relationship with Bernard Madoff and the alleged failure to maintain effective internal controls to detect fraudulent transactions. The actions seek declaratory relief and damages. In July 2014, the federal court granted defendants’ motions to dismiss two of the actions and defendants have filed a motion to dismiss the remaining state court action. One plaintiff chose not to appeal and the other filed a motion for reconsideration. In the remaining state court action, a hearing on defendants’ motion to dismiss was held in October 2014, and the court reserved decision.
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
Mortgage-Backed Securities and Repurchase Litigation and Related Regulatory Investigations. JPMorgan Chase and affiliates (together, “JPMC”), Bear Stearns and affiliates (together, “Bear Stearns”) and certain Washington Mutual affiliates (together, “Washington Mutual”) have been named as defendants in a number of cases in their various roles in offerings of mortgage-backed securities (“MBS”). These cases include purported class action suits on behalf of MBS purchasers, actions by individual MBS purchasers and actions by monoline insurance companies that guaranteed payments of principal and interest for particular tranches of MBS offerings. Following the settlements referred to under “Repurchase Litigation” and “Government Enforcement Investigations and Litigation” below, there are currently pending and tolled investor and monoline insurer claims involving MBS with an original principal balance of approximately $46 billion, of which $40 billion involves JPMC, Bear Stearns or Washington Mutual as issuer and $6 billion involves JPMC, Bear Stearns or Washington Mutual solely as underwriter. The Firm and certain of its current and former officers and Board members have also been sued in shareholder derivative actions relating to the Firm’s MBS activities, and trustees have asserted or have threatened to assert claims that loans in securitization trusts should be repurchased.
Issuer Litigation – Class Actions. The Firm is defending two purported class actions brought against JPMC and Bear Stearns as MBS issuers in the United States District Court for the Southern District of New York. Motions to dismiss have largely been denied in these cases, which are in various stages of litigation. Plaintiffs’ motion for class certification has been granted in one of these cases with respect to liability but denied without prejudice as to damages.
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
Underwriter Actions. In actions against the Firm solely as an underwriter of other issuers’ MBS offerings, the Firm has contractual rights to indemnification from the issuers. However, those indemnity rights may prove effectively unenforceable in various situations, such as where the issuers are now defunct. There are currently such actions pending against the Firm in federal and state courts in various stages of litigation. One such class action has been settled, subject to final approval by the court.
Repurchase Litigation. The Firm is defending a number of actions brought by trustees or master servicers of various MBS trusts and others on behalf of purchasers of securities issued by those trusts. These cases generally allege breaches of various representations and warranties regarding securitized loans and seek repurchase of those loans or equivalent monetary relief, as well as indemnification of attorneys’ fees and costs and other remedies. Deutsche Bank National Trust Company, acting as trustee for various MBS trusts, has filed such a suit against JPMorgan Chase Bank, N.A. and the Federal Deposit Insurance Corporation (the “FDIC”) in connection with a significant number of MBS issued by Washington Mutual; that case is described in the Washington Mutual Litigations section below. Other repurchase actions, each specific to one or more MBS transactions issued by JPMC and/or Bear Stearns, are in various stages of litigation.
In addition, the Firm and a group of 21 institutional MBS investors made a binding offer to the trustees of MBS issued by JPMC and Bear Stearns providing for the payment of $4.5 billion and the implementation of certain servicing changes by JPMC, to resolve all repurchase and servicing claims that have been asserted or could have been asserted with respect to the 330 MBS trusts. The offer does not resolve claims relating to Washington Mutual MBS. As of October 1, 2014, the seven trustees (or separate and successor trustees) for this group of trusts had accepted the settlement for 319 trusts in whole or in part and excluded from the settlement 16 trusts in whole or in part. The trustees’ acceptance is subject to a judicial approval proceeding initiated by the trustees pending in New York state court.
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
In addition, the Firm is responding to and continuing to cooperate with requests for information from DOJ, including the U.S. Attorney’s Office for the District of Connecticut, subpoenas and requests from the SEC Division of Enforcement, and a request from the Office of the Special Inspector General for the Troubled Asset Relief Program to conduct a review of certain activities, all of which relate to, among other matters, communications with counterparties in connection with certain secondary market trading in residential and commercial MBS.
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
The Firm entered into a settlement resolving a purported class action lawsuit relating to its filing of affidavits or other documents in connection with mortgage foreclosure proceedings, and the court preliminarily approved the settlement in October 2014.
One shareholder derivative action has been filed in New York Supreme Court against the Firm’s Board of Directors alleging that the Board failed to exercise adequate oversight as to wrongful conduct by the Firm regarding mortgage servicing. In June 2014, defendants filed a motion to dismiss, which is pending.
The Civil Division of the United States Attorney’s Office for the Southern District of New York is conducting an investigation concerning the Firm’s compliance with the Fair Housing Act (“FHA”) and Equal Credit Opportunity Act (“ECOA”) in connection with its mortgage lending practices. In addition, three municipalities and a school district have commenced litigation against the Firm alleging violations of the FHA and ECOA and seeking damages in the form of lost tax revenue and increased municipal costs associated with foreclosed properties. Motions to dismiss have been filed in all of the municipal actions.
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
Washington Mutual Litigations. Proceedings related to Washington Mutual’s failure are pending before the United States District Court for the District of Columbia and include a lawsuit brought by Deutsche Bank National Trust Company, initially against the FDIC and amended to include JPMorgan Chase Bank, N.A. as a defendant, asserting an estimated $6 billion to $10 billion in damages based upon alleged breach of various mortgage securitization agreements and alleged violation of certain representations and warranties given by certain Washington Mutual affiliates in connection with those securitization agreements. The case includes assertions that JPMorgan

Chase may have assumed liabilities for the alleged breaches of representations and warranties in the mortgage securitization agreements. The Firm and the FDIC have filed opposing motions, each seeking a ruling that the liabilities at issue are borne by the other.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm incurred legal expense of $1.1 billion and $9.3 billion during the three months ended September 30, 2014 and 2013, respectively, and $1.8 billion and $10.3 billion during the nine months ended September 30, 2014 and 2013, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Segment results
The accompanying tables provide a summary of the Firm’s segment results for the three and nine months ended September 30, 2014 and 2013, on a managed basis. Total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a fully taxable-equivalent (“FTE”) basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit).
Effective January 1, 2014, the Firm revised the capital allocated to certain businesses and will continue to assess the level of capital required for each line of business, as well as the assumptions and methodologies used to allocate capital to the business segments. Further refinements may be implemented in future periods.

Segment results and reconciliation(a)
As of or for the three months ended September 30, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset Management
	2014	2013	2014	2013	2014	2013	2014	2013
Noninterest revenue	$4,214	$3,961	$6,142	$5,703	$571	$588	$2,422	$2,185
Net interest income	7,053	7,121	2,645	2,486	1,096	1,137	594	578
Total net revenue	11,267	11,082	8,787	8,189	1,667	1,725	3,016	2,763
Provision for credit losses	902	(267)	(67)	(218)	(79)	(41)	9	—
Noninterest expense	6,305	6,867	6,035	4,999	668	661	2,081	2,003
Income/(loss) before income tax expense/(benefit)	4,060	4,482	2,819	3,408	1,078	1,105	926	760
Income tax expense/(benefit)	1,592	1,780	1,334	1,168	429	440	354	284
Net income/(loss)	$2,468	$2,702	$1,485	$2,240	$649	$665	$572	$476
Average common equity	$51,000	$46,000	$61,000	$56,500	$14,000	$13,500	$9,000	$9,000
Total assets	448,033	451,166	874,321	867,474	191,563	192,194	130,296	117,475
Return on average common equity	19%	23%	10%	16%	18%	20%	25%	21%
Overhead ratio	56	62	69	61	40	38	69	72

As of or for the three months ended September 30, (in millions, except ratios)	Corporate/Private Equity		Reconciling Items(b)		Total
	2014	2013	2014	2013	2014	2013
Noninterest revenue	$450	$487	$(660)	$(582)	$13,139	$12,342
Net interest income	(28)	(366)	(253)	(181)	11,107	10,775
Total net revenue	422	121	(913)	(763)	24,246	23,117
Provision for credit losses	(8)	(17)	—	—	757	(543)
Noninterest expense	709	9,096	—	—	15,798	23,626
Income/(loss) before income tax expense/(benefit)	(279)	(8,958)	(913)	(763)	7,691	34
Income tax expense/(benefit)	(677)	(2,495)	(913)	(763)	2,119	414
Net income/(loss)	$398	$(6,463)	$—	$—	$5,572	$(380)
Average common equity	$74,621	$72,232	$—	$—	$209,621	$197,232
Total assets	882,792	835,000	NA	NA	2,527,005	2,463,309
Return on average common equity	NM	NM	NM	NM	10%	(1)%
Overhead ratio	NM	NM	NM	NM	65	102

Segment results and reconciliation(a)
As of or for the nine months ended September 30, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset Management
	2014	2013	2014	2013	2014	2013	2014	2013
Noninterest revenue	$12,116	$13,288	$18,909	$20,231	$1,706	$1,674	$7,020	$6,435
Net interest income	21,042	21,424	7,475	7,974	3,313	3,452	1,730	1,706
Total net revenue	33,158	34,712	26,384	28,205	5,019	5,126	8,750	8,141
Provision for credit losses	2,570	263	(102)	(213)	(141)	42	1	44
Noninterest expense	19,198	20,521	17,697	16,852	2,029	1,957	6,218	5,771
Income/(loss) before income tax expense/(benefit)	11,390	13,928	8,789	11,566	3,131	3,127	2,531	2,326
Income tax expense/(benefit)	4,543	5,551	3,362	3,878	1,246	1,245	966	863
Net income/(loss)	$6,847	$8,377	$5,427	$7,688	$1,885	$1,882	$1,565	$1,463
Average common equity	$51,000	$46,000	$61,000	$56,500	$14,000	$13,500	$9,000	$9,000
Total assets	448,033	451,166	874,321	867,474	191,563	192,194	130,296	117,475
Return on average common equity	18%	24%	12%	18%	18%	19%	23%	22%
Overhead ratio	58	59	67	60	40	38	71	71

As of or for the nine months ended September 30, (in millions, except ratios)	Corporate/Private Equity		Reconciling Items(b)		Total
	2014	2013	2014	2013	2014	2013
Noninterest revenue	$1,325	$1,138	$(1,955)	$(1,728)	$39,121	$41,038
Net interest income	(265)	(1,636)	(723)	(508)	32,572	32,412
Total net revenue	1,060	(498)	(2,678)	(2,236)	71,693	73,450
Provision for credit losses	(29)	(15)	—	—	2,299	121
Noninterest expense	723	9,814	—	—	45,865	54,915
Income/(loss) before income tax expense/(benefit)	366	(10,297)	(2,678)	(2,236)	23,529	18,414
Income tax expense/(benefit)	(741)	(3,532)	(2,678)	(2,236)	6,698	5,769
Net income/(loss)	$1,107	$(6,765)	$—	$—	$16,831	$12,645
Average common equity	$70,888	$71,425	$—	$—	$205,888	$196,425
Total assets	882,792	835,000	NA	NA	2,527,005	2,463,309
Return on average common equity	NM	NM	NM	NM	10%	8%
Overhead ratio	NM	NM	NM	NM	64	75

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of JPMorgan Chase & Co.:
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of September 30, 2014, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013, and the consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2014 and September 30, 2013, included in the Firm’s Quarterly Report on Form 10-Q for the period ended September 30, 2014. These interim financial statements are the responsibility of the Firm’s management.
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
November 3, 2014

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended September 30, 2014				Three months ended September 30, 2013
	Average balance	Interest(d)	Rate (annualized)		Average balance	Interest(d)		Rate (annualized)
Assets
Deposits with banks	$362,434	$300	0.33%		$321,271	$264		0.33%
Federal funds sold and securities purchased under resale agreements	224,088	400	0.71		229,730	487		0.84
Securities borrowed(a)	118,014	(150)	(0.50)		119,950	(35)		(0.12)
Trading assets – debt instruments	213,335	1,874	3.49		212,228	1,923	(f)	3.60	(f)
Securities	360,365	2,483	2.73	(e)	351,648	2,125		2.40	(e)
Loans	741,831	8,101	4.33		723,538	8,332		4.57
Other assets(b)	41,718	171	1.63		39,048	151		1.54
Total interest-earning assets	2,061,785	13,179	2.54		1,997,413	13,247	(f)	2.63	(f)
Allowance for loan losses	(15,186)				(19,207)
Cash and due from banks	23,975				28,252
Trading assets – equity instruments	118,201				103,347
Trading assets – derivative receivables	65,786				71,657
Goodwill	48,081				48,073
Mortgage servicing rights	8,250				9,628
Other intangible assets:
Purchased credit card relationships	40				198
Other intangibles	1,268				1,680
Other assets	142,672				148,728
Total assets	$2,454,872				$2,389,769
Liabilities
Interest-bearing deposits	$865,041	$399	0.18%		$832,192	$514		0.25%
Federal funds purchased and securities loaned or sold under repurchase agreements	213,975	137	0.25		231,938	111		0.19
Commercial paper	59,359	32	0.22		53,287	28		0.21
Trading liabilities – debt, short-term and other liabilities(c)	219,666	69	0.12		213,261	289	(f)	0.54	(f)
Beneficial interests issued by consolidated VIEs	47,336	98	0.82		52,522	113		0.85
Long-term debt	266,639	1,084	1.61		265,396	1,236		1.85
Total interest-bearing liabilities	1,672,016	1,819	0.43		1,648,596	2,291	(f)	0.55	(f)
Noninterest-bearing deposits	404,634				364,495
Trading liabilities – equity instruments	17,385				14,696
Trading liabilities – derivative payables	51,524				63,378
All other liabilities, including the allowance for lending-related commitments	81,090				89,419
Total liabilities	2,226,649				2,180,584
Stockholders’ equity
Preferred stock	18,602				11,953
Common stockholders’ equity	209,621				197,232
Total stockholders’ equity	228,223				209,185
Total liabilities and stockholders’ equity	$2,454,872				$2,389,769
Interest rate spread			2.11%					2.08%
Net interest income and net yield on interest-earning assets		$11,360	2.19			$10,956		2.18

(a)
Negative interest income and yield is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; the offset of this stock borrow activity is reflected as lower net interest expense reported within trading liabilities - debt, short-term and other liabilities.

(b)	Includes margin loans.

(c)	Includes brokerage customer payables.

(d)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(e)
For the three months ended September 30, 2014 and 2013, the annualized rates for Securities, based on amortized cost, were 2.79% and 2.43%, respectively; this does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

(f)	Effective January 1, 2014, prior period amounts have been reclassified to conform with the current period presentation.

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Nine months ended September 30, 2014				Nine months ended September 30, 2013
	Average balance	Interest(d)	Rate (annualized)		Average balance	Interest(d)		Rate (annualized)
Assets
Deposits with banks	$338,998	$835	0.33%		$248,628	$649		0.35%
Federal funds sold and securities purchased under resale agreements	235,561	1,234	0.70		231,035	1,491		0.86
Securities borrowed(a)	117,048	(369)	(0.42)		118,492	(71)		(0.08)
Trading assets – debt instruments	206,695	5,511	3.57		234,420	6,303	(f)	3.60	(f)
Securities	354,180	7,322	2.76	(e)	359,748	5,994		2.23	(e)
Loans	736,628	24,265	4.40		725,381	25,267		4.66
Other assets(b)	41,555	505	1.63		40,655	378		1.24
Total interest-earning assets	2,030,665	39,303	2.59		1,958,359	40,011	(f)	2.73	(f)
Allowance for loan losses	(15,691)				(20,604)
Cash and due from banks	25,990				38,193
Trading assets – equity instruments	117,324				113,229
Trading assets – derivative receivables	63,815				73,950
Goodwill	48,073				48,106
Mortgage servicing rights	8,588				8,673
Other intangible assets:
Purchased credit card relationships	70				235
Other intangibles	1,353				1,786
Other assets	146,075				148,911
Total assets	$2,426,262				$2,370,838
Liabilities
Interest-bearing deposits	$864,981	$1,242	0.19%		$810,215	$1,598		0.26%
Federal funds purchased and securities loaned or sold under repurchase agreements	209,197	459	0.29		248,932	437		0.23
Commercial paper	59,270	99	0.22		53,588	83		0.21
Trading liabilities – debt, short-term and other liabilities(c)	218,510	563	0.34		200,022	808	(f)	0.54	(f)
Beneficial interests issued by consolidated VIEs	47,927	308	0.86		56,506	373		0.88
Long-term debt	269,069	3,337	1.66		263,547	3,792		1.92
Total interest-bearing liabilities	1,668,954	6,008	0.48		1,632,810	7,091	(f)	0.58	(f)
Noninterest-bearing deposits	387,763				361,346
Trading liabilities – equity instruments	16,444				13,884
Trading liabilities – derivative payables	51,379				66,083
All other liabilities, including the allowance for lending-related commitments	79,842				89,396
Total liabilities	2,204,382				2,163,519
Stockholders’ equity
Preferred stock	15,992				10,894
Common stockholders’ equity	205,888				196,425
Total stockholders’ equity	221,880				207,319
Total liabilities and stockholders’ equity	$2,426,262				$2,370,838
Interest rate spread			2.11%					2.15%
Net interest income and net yield on interest-earning assets		$33,295	2.19			$32,920		2.25

(a)
Negative interest income and yield is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; the offset of this stock borrow activity is reflected as lower net interest expense reported within trading liabilities - debt, short-term and other liabilities.

(b)	Includes margin loans.

(c)	Includes brokerage customer payables.

(d)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(e)
For the nine months ended September 30, 2014 and 2013, the annualized rates for Securities, based on amortized cost, were 2.82% and 2.28%, respectively; this does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

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
Distributed denial-of-service attack: The use of a large number of remote computer systems to electronically send a high volume of traffic to a target website to create a service outage at the target. This is a form of cyberattack.
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
Trade-date and settlement-date: For financial instruments, the trade-date is the date that an order to purchase, sell or otherwise acquire an instrument is executed in the market. The trade-date may differ from the settlement-date, which is the date on which the actual transfer of a financial instrument between two parties is executed. The amount of time that passes between the trade-date and the settlement-date differs depending on the financial instrument. For repurchases under the common equity repurchase program, except where the trade-date is specified, the amounts disclosed are presented on a settlement-date basis. In the Capital Management section on pages 73–79, and where otherwise specified, repurchases under the common equity repurchase program are presented on a trade-date basis because the trade-date is used to calculate the Firm’s regulatory capital.
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

Revenue wallet: Proportion of fee revenues based on estimates of investment banking fees generated across the industry (i.e. the revenue wallet) from investment banking transactions in M&A, equity and debt underwriting, and loan syndications. Source: Dealogic, a third party provider of investment banking competitive analysis and volume-based league tables for the above noted industry products.

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
Credit Adjustments & Other primarily credit portfolio credit valuation adjustments (“CVA”), funding valuation adjustments (“FVA”) (effective fourth quarter 2013) and debt valuation adjustments (“DVA”) on OTC derivatives and structured notes, and nonperforming derivative receivable results. Results are presented net of associated hedging activities.

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
AM’s lines of business comprise the following:
Global Investment Management provides comprehensive global investment services - including asset management, pension analytics, asset-liability management and active risk-budgeting strategies.
Global Wealth Management offers investment advice and wealth management, including investment management, capital markets and risk management, tax and estate planning, banking, capital raising and specialty-wealth advisory services.
In addition, AM’s client segments comprise the following:
Private Banking clients include high- and ultra-high-net-worth individuals, families, money managers, business owners and small corporations worldwide.
Institutional clients include both corporate and public institutions, endowments, foundations, nonprofit organizations and governments worldwide.
Retail clients include financial intermediaries and individual investors.
Item 3    Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of Management’s discussion and analysis on pages 67–69 of this Form 10-Q and pages 142–148 of JPMorgan Chase’s 2013 Annual Report.

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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal controls in the future. For further information, see “Management’s report on internal control over financial reporting” on page 182 of JPMorgan Chase’s 2013 Annual Report. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Part II Other Information
Item 1    Legal Proceedings
For information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in the Firm’s 2013 Annual Report on Form 10-K, see the discussion of the Firm’s material litigation in Note 23 of this Form 10-Q.
Item 1A    Risk Factors
Expanded regulatory and governmental oversight of JPMorgan Chase’s businesses will increase the Firm’s costs and risks.
The Firm’s businesses and operations are increasingly subject to heightened governmental and regulatory oversight and scrutiny. In recent years the Firm has entered into several Consent Orders with its banking regulators, a Deferred Prosecution Agreement (“DPA”) with the U.S. Attorney’s Office for the Southern District of New York and settlements of enforcement actions with various governmental agencies. The Firm has paid significant fines and penalties or provided monetary and other relief in connection with many of these actions and settlements. The Firm is devoting substantial resources to satisfying the requirements of these Consent Orders and settlements, including enhancements to its procedures and controls, the expansion of risk and control functions within each line of business, investments in technology and the hiring of significant numbers of additional risk, control and compliance personnel, all of which has increased the Firm’s operational and compliance costs.
If the Firm fails to successfully address the requirements of the Consent Orders, the DPA and the other regulatory settlements and enforcement actions to which it is currently subject, or more generally to effectively enhance its risk and control procedures and processes to meet the heightened expectations of its regulators and other government agencies, it could be required to enter into further orders and settlements, pay additional fines, penalties or judgments, or accept material regulatory restrictions on its businesses, which could adversely affect the Firm’s operations and, in turn, its financial results. In addition, additional legislative or regulatory developments affecting the Firm’s businesses, and any required changes to the Firm’s business operations resulting from such developments, could result in significant loss of revenue, limit the products or services the Firm offers, require the Firm to increase its prices and therefore reduce demand for its products, impose additional compliance costs on the

Firm, cause harm to the Firm’s reputation, or otherwise adversely affect the Firm’s businesses.
The Firm expects heightened regulatory scrutiny and governmental investigations and enforcement actions to continue for it and the for the financial services industry as a whole. The Firm anticipates that regulators will continue to take formal enforcement action, rather than taking informal supervisory actions, more frequently than they have done historically. In addition, in recent months, U.S. government officials have emphasized their willingness to bring criminal actions against financial institutions, and criminal prosecutors in the U.S. have increasingly sought, and obtained, pleas and other criminal sanctions from those institutions. Such actions can have significant collateral consequences for a subject financial institution, including loss of customers and business and the inability to offer certain products or services or operate certain businesses for a period of time.
For a discussion of other risk factors affecting the Firm,
see Part I, Item 1A: Risk Factors on pages 9–18 of JPMorgan Chase’s 2013 Annual Report on Form 10-K and Forward-Looking Statements on page 89 of this Form 10-Q.
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2014, there were no shares of common stock of JPMorgan Chase & Co. issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.
Repurchases under the common equity repurchase program
On March 13, 2012, the Board of Directors authorized a $15.0 billion common equity (i.e., common stock and warrants) repurchase program. The amount of equity that may be repurchased by the Firm is also subject to the amount that is set forth in the Firm’s annual capital plan submitted to the Federal Reserve as part of the CCAR process. In conjunction with the Federal Reserve’s release of its 2014 CCAR results, the Firm’s Board of Directors has authorized the Firm to repurchase $6.5 billion of common equity between April 1, 2014, and March 31, 2015. As of September 30, 2014, $3.6 billion (on a trade-date basis) of such repurchase capacity remains. This authorization includes shares repurchased to offset issuances under the Firm’s equity-based compensation plans.

The following table sets forth the Firm’s repurchases of common equity for the three and nine months ended September 30, 2014 and 2013, on a trade-date basis. As of September 30, 2014, $5.3 billion (on a trade-date basis) of authorized capacity remained under the $15.0 billion repurchase program. There were no warrants repurchased during the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Total shares of common stock repurchased	25	13	58	91
Aggregate common stock repurchases	$1,472	$698	$3,334	$4,499
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

Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during the nine months ended September 30, 2014, were as follows.

Nine months ended September 30, 2014	Total shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate repurchases of common equity (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(b)
First quarter	6,733,494	$57.31	$386	$8,258
Second quarter	24,769,261	55.53	1,375	6,883
July	6,704,504	57.55	386	6,497
August	9,282,658	57.22	531	5,966
September	9,516,215	60.08	572	5,394
Third quarter	25,503,377	58.37	1,489	5,394
Year-to-date	57,006,132	$57.01	$3,250	$5,394

(a)	Excludes commissions cost.

(b)	The amount authorized by the Board of Directors excludes commissions cost.

Repurchases under the stock-based incentive plans
Participants in the Firm’s stock-based incentive plans may have shares of common stock withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s repurchase program. Shares repurchased pursuant to these plans during the nine months ended September 30, 2014, were as follows. There were no repurchases during the three months ended September 30, 2014.

Nine months ended September 30, 2014	Total shares of common stock repurchased	Average price paid per share of common stock
First quarter	1,245	$57.99
Second quarter	—	—
Third quarter	—	—
Year-to-date	1,245	$57.99

Item 3    Defaults Upon Senior Securities
None.
Item 4    Mine Safety Disclosure
Not applicable.
Item 5    Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this report, the Firm is not aware of any other activity, transaction or dealing by any of its affiliates during the three months ended September 30, 2014 that requires disclosure under Section 219.
During the reporting period, JPMorgan Chase Bank, N.A. processed one payment from Iran Air on behalf of a U.S. client into such client’s account at JPMorgan Chase Bank, N.A. Iran Air is designated pursuant to Executive Order 13382. This transaction was authorized by and conducted pursuant to a license from the Treasury Department’s Office of Foreign Assets Control (OFAC).
JPMorgan Chase Bank, N.A. charged a fee of USD 3.50 for this transaction. JPMorgan Chase Bank, N.A. has no current intention to continue such activities but may in the future engage in similar transactions for its clients to the extent permitted by U.S. law.

Item 6    Exhibits

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

(d)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and nine months ended September 30, 2014 and 2013, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated balance sheets (unaudited) as of September 30, 2014, and December 31, 2013, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the nine months ended September 30, 2014 and 2013, (v) the Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Mark W. O’Donovan
Mark W. O’Donovan
Managing Director and Corporate Controller
(Principal Accounting Officer)

Date:	November 3, 2014

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

15	Letter re: Unaudited Interim Financial Information

31.1	Certification

31.2	Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.