Form 10-Q
period 2015-03-31
JPMORGAN CHASE & CO
filed 2015-05-05
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended	Commission file
March 31, 2015	number 1-5805

JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Number of shares of common stock outstanding as of March 31, 2015: 3,711,087,151

FORM 10-Q
TABLE OF CONTENTS

Part I - Financial information		Page
Item 1	Consolidated Financial Statements – JPMorgan Chase & Co.:
	Consolidated statements of income (unaudited) for the three months ended March 31, 2015, and 2014	74
	Consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2015, and 2014	75
	Consolidated balance sheets (unaudited) at March 31, 2015, and December 31, 2014	76
	Consolidated statements of changes in stockholders’ equity (unaudited) for the three months ended March 31, 2015, and 2014	77
	Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2015, and 2014	78
	Notes to Consolidated Financial Statements (unaudited)	79
	Report of Independent Registered Public Accounting Firm	154
	Consolidated Average Balance Sheets, Interest and Rates (unaudited) for the three months ended March 31, 2015, and 2014	155
	Glossary of Terms and Line of Business Metrics	156
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
	Consolidated Financial Highlights	3
	Introduction	4
	Executive Overview	5
	Consolidated Results of Operations	7
	Consolidated Balance Sheets Analysis	9
	Off-Balance Sheet Arrangements	11
	Consolidated Cash Flows Analysis	12
	Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures	13
	Business Segment Results	15
	Enterprise-Wide Risk Management	32
	Credit Risk Management	33
	Market Risk Management	49
	Country Risk Management	53
	Operational Risk Management	54
	Capital Management	55
	Liquidity Risk Management	64
	Supervision and Regulation	68
	Critical Accounting Estimates Used by the Firm	69
	Accounting and Reporting Developments	72
	Forward-Looking Statements	73
Item 3	Quantitative and Qualitative Disclosures About Market Risk	163
Item 4	Controls and Procedures	163
Part II - Other information
Item 1	Legal Proceedings	163
Item 1A	Risk Factors	163
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	163
Item 3	Defaults Upon Senior Securities	164
Item 4	Mine Safety Disclosure	164
Item 5	Other Information	164
Item 6	Exhibits	164

JPMorgan Chase & Co.
Consolidated financial highlights

	(unaudited) As of or for the period ended,
	(in millions, except per share, ratio, headcount data and where otherwise noted)	1Q15	4Q14	3Q14	2Q14	1Q14
	Selected income statement data
	Total net revenue	$24,066	$22,750	$24,469	$24,678	$23,215
	Total noninterest expense	14,883	15,409	15,798	15,431	14,636
	Pre-provision profit	9,183	7,341	8,671	9,247	8,579
	Provision for credit losses	959	840	757	692	850
	Income before income tax expense	8,224	6,501	7,914	8,555	7,729
	Income tax expense	2,310	1,570	2,349	2,575	2,460
	Net income	$5,914	$4,931	$5,565	$5,980	$5,269
	Earnings per share data
Net income:	Basic	$1.46	$1.20	$1.37	$1.47	$1.29
	Diluted	1.45	1.19	1.35	1.46	1.28
Average shares:	Basic	3,725.3	3,730.9	3,755.4	3,780.6	3,787.2
	Diluted	3,757.5	3,765.2	3,788.7	3,812.5	3,823.6
	Market and per common share data
	Market capitalization	224,818	232,472	225,188	216,725	229,770
	Common shares at period-end	3,711.1	3,714.8	3,738.2	3,761.3	3,784.7
	Share price(a):
	High	$62.96	$63.49	$61.85	$61.29	$61.48
	Low	54.27	54.26	54.96	52.97	54.20
	Close	60.58	62.58	60.24	57.62	60.71
	Book value per share	57.77	56.98	56.41	55.44	53.97
	Tangible book value per share (“TBVPS”)(b)	45.45	44.60	44.04	43.08	41.65
	Cash dividends declared per share	0.40	0.40	0.40	0.40	0.38
	Selected ratios and metrics
	Return on common equity (“ROE”)	11%	9%	10%	11%	10%
	Return on tangible common equity (“ROTCE”)(b)	14	11	13	14	13
	Return on assets (“ROA”)	0.94	0.78	0.90	0.99	0.89
	Overhead ratio	62	68	65	63	63
	Loans-to-deposits ratio	56	56	56	57	57
	High quality liquid assets (“HQLA”) (in billions)(c)	$614	$600	$572	$576	$538
	Common equity Tier 1 (“CET1”) capital ratio(d)	10.7%	10.2%	10.2%	9.8%	10.9%
	Tier 1 capital ratio(d)	12.1	11.6	11.5	11.0	12.0
	Total capital ratio(d)	13.7	13.1	12.8	12.5	14.5
	Tier 1 leverage ratio(d)	7.5	7.6	7.6	7.6	7.3
	Selected balance sheet data (period-end)
	Trading assets	$398,981	$398,988	$410,657	$392,543	$375,204
	Securities(e)	331,136	348,004	366,358	361,918	351,850
	Loans	764,185	757,336	743,257	746,983	730,971
	Total assets	2,577,148	2,572,773	2,526,655	2,519,995	2,476,650
	Deposits	1,367,887	1,363,427	1,334,534	1,319,751	1,282,705
	Long-term debt(f)	280,608	276,836	268,721	269,929	274,512
	Common stockholders’ equity	214,371	211,664	210,876	208,520	204,246
	Total stockholders’ equity	235,864	231,727	230,939	226,983	219,329
	Headcount	241,145	241,359	242,388	245,192	246,994
	Credit quality metrics
	Allowance for credit losses	$14,658	$14,807	$15,526	$15,974	$16,485
	Allowance for loan losses to total retained loans	1.86%	1.90%	2.02%	2.08%	2.20%
	Allowance for loan losses to retained loans excluding purchased credit-impaired loans(g)	1.52	1.55	1.63	1.69	1.75
	Nonperforming assets	$7,714	$7,967	$8,390	$9,017	$9,473
	Net charge-offs	1,052	1,218	1,114	1,158	1,269
	Net charge-off rate	0.57%	0.65%	0.60%	0.64%	0.71%
Note: Effective January 1, 2015, the Firm adopted new accounting guidance for investments in affordable housing projects that qualify for the low-income housing tax credit. The guidance was required to be applied retrospectively and accordingly, certain prior period amounts have been revised to conform with the current period presentation. For additional information, see Explanation and Reconciliation of the Firm's Use of Non-GAAP Financial Measures on pages 13–14, as well as Accounting and Reporting Developments on page 72 and Note 1.

(a)	Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange.

(b)
TBVPS and ROTCE are non-GAAP financial measures. TBVPS represents the Firm’s tangible common equity divided by common shares at period-end. ROTCE measures the Firm’s annualized earnings as a percentage of tangible common equity. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 13–14.

(c)
HQLA represents the Firm’s estimate of the amount of assets that qualify for inclusion in the liquidity coverage ratio under the final U.S. rule (“U.S. LCR”) for 1Q15, 4Q14, and 3Q14, and in the Basel III Liquidity Coverage Ratio (“Basel III LCR”) for 2Q14 and 1Q14; for additional information, see HQLA on page 64.

(d)
As of March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, the ratios presented are calculated under Basel III Advanced Transitional. As of March 31, 2014, the ratios presented are calculated under Basel III Standardized Transitional. See Regulatory capital on pages 55–61 for additional information on Basel III.

(e)
Included held-to-maturity (“HTM”) securities of $49.3, billion, $49.3 billion, $48.8 billion, $47.8 billion and $47.3 billion at March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively.

(f)
Included unsecured long-term debt of $209.5 billion, $207.5 billion, $204.7 billion, $205.6 billion and $206.1 billion at March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively.

(g)	Excludes the impact of residential real estate PCI loans. For further discussion, see Allowance for credit losses on pages 46–48.

INTRODUCTION
The following is management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) in this Form 10-Q.
This Form 10-Q should be read in conjunction with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (“2014 Annual Report” or “2014 Form 10-K”), to which reference is hereby made. See the Glossary of terms on pages 156–162 for definitions of terms used throughout this Form 10-Q.
The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially from those risks and uncertainties, see Forward-looking Statements on page 73 of this Form 10-Q and Part I, Item 1A, Risk Factors, on pages 8–17 of JPMorgan Chase’s 2014 Annual Report.
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm had $2.6 trillion in assets and $235.9 billion in stockholders’ equity as of March 31, 2015. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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
JPMorgan Chase’s activities are organized, for management reporting purposes, into four major reportable business segments, as well as a Corporate segment. The Firm’s consumer business is the Consumer & Community Banking (“CCB”) segment. The Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset Management (“AM”) segments comprise the Firm’s wholesale businesses. For a description of the Firm’s business segments, and the products and services they provide to their respective client bases refer to Note 33 of JPMorgan Chase’s 2014 Annual Report.

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Firm and its various lines of business, this Form 10-Q should be read in its entirety.

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended,	Three months ended March 31,
(in millions, except per share data and ratios)	2015	2014	Change
Selected income statement data
Total net revenue	$24,066	$23,215	4%
Total noninterest expense	14,883	14,636	2
Pre-provision profit	9,183	8,579	7
Provision for credit losses	959	850	13
Net income	5,914	5,269	12
Diluted earnings per share	$1.45	$1.28	13
Return on common equity	11%	10%
Capital ratios(a)
CET1	10.7	10.9
Tier 1 capital	12.1	12.0

(a)
As of March 31, 2015, the ratios presented are calculated under Basel III Advanced Transitional, and as of March 31, 2014, the ratios presented are calculated under Basel III Standardized Transitional. See Regulatory capital on pages 55–61 for additional information on Basel III.

Business Overview
JPMorgan Chase reported first-quarter 2015 net income of $5.9 billion, or $1.45 per share, on net revenue of $24.1 billion. Net income increased by $645 million, to $5.9 billion, in the first quarter of 2015. Return on equity for the quarter was 11%, compared with 10% for the prior-year quarter.
The Firm delivered strong underlying performance for the quarter. The increase in net income from the first quarter of 2014 was predominantly driven by higher net revenue, partially offset by higher noninterest expense and higher provision for credit losses.
Net revenue was $24.1 billion, up $851 million, or 4%, compared with the prior year. Noninterest revenue was $13.4 billion, up $841 million, or 7%, compared with the prior year. Net interest income was $10.7 billion, relatively flat compared with the prior year, reflecting lower interest expense and higher loan and cash balances, largely offset by lower loan yields.
The provision for credit losses in the three months ended March 31, 2015, increased from the same period of the prior year as result of lower reductions in the consumer allowance for loan losses, largely offset by lower net charge-offs. The lower reduction in the allowance for loan losses was due to stabilization of the credit environment compared to the prior year period. The wholesale provision reflected a continued favorable credit environment.
Consumer net charge-offs were $1.1 billion, compared with $1.3 billion in the prior year, resulting in net charge-off rates, excluding purchased credit-impaired (“PCI”) loans, of 1.14% and 1.42%, respectively.
Wholesale net recoveries were $1 million, compared with net charge-offs of $13 million in the prior year.
The Firm’s allowance for loan losses to period-end loans retained, excluding PCI loans, was 1.52%, compared with 1.75% in the prior year. The Firm’s allowance for loan losses to retained nonaccrual loans, excluding PCI loans, was 156%, compared with 145% in the prior year. The Firm’s nonperforming assets totaled $7.7 billion, down from the prior quarter and prior year levels of $8.0 billion and $9.5 billion, respectively.
Noninterest expense was $14.9 billion, up $247 million, or 2%, compared with the prior year, driven by higher firmwide legal expense. The current quarter noninterest expense included $687 million of legal expense; the prior year amount was not material.
Consumer & Business Banking (“CBB”) average deposits were up 9%, client investment assets were a record $219.2 billion, up 12%, and credit card sales volume was $112.8 billion, up 8%, from the prior year. CIB maintained its #1 ranking for Global Investment Banking fees with 8.6% fee share for the first quarter, an increase of 100 basis points over the prior year, and the Markets business reflected an increase in activity in both Fixed Income and Equity Markets. CB period-end loan balances were up 11% from the prior year and up 3% from the prior quarter. Gross investment banking revenue from CB clients was a record, up 68%. AM reported positive net long-term flows for the twenty-fourth consecutive quarter, assets under management were a record, up 7%, and average loan balances were up 8% over the prior year.
The Firm maintained its fortress balance sheet, ending the first quarter with estimated Basel III Advanced Fully Phased-In CET1 capital of $167.2 billion and an estimated CET1 capital ratio of 10.6%. The Firm’s supplementary leverage ratio (“SLR”) was 5.7% and the Bank’s SLR was 6.0%. The Firm also had $614 billion of estimated high quality liquid assets (“HQLA”) as of March 31, 2015. The CET1 and SLR measures under the Basel III Advanced Fully Phased-In rules are each non-GAAP financial measures. These measures are used by management, bank regulators, investors and analysts to assess and monitor the Firm’s capital position. For further discussion of Basel III Advanced Fully Phased-in measures and the SLR under the U.S. final SLR rule, see Regulatory capital on pages 55–61.
JPMorgan Chase continued to support consumers, businesses and communities around the globe. The Firm provided credit and raised capital of $492 billion for commercial and consumer clients during the three months ended March 31, 2015. This included credit provided of $158 billion to corporations, $54 billion to consumers, and $5 billion to U.S. small businesses. The Firm also raised more than $260 billion of capital for clients. In addition, more than $15 billion of credit was provided to, and capital was raised for, nonprofit and government entities, including states, municipalities, hospitals and universities.
For a detailed discussion of results by line of business
refer to the Business Segment Results section beginning on page 15.
2015 Business outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 73 of this Form 10-Q and Risk Factors on pages 8-17 of JPMorgan Chase’s 2014 Annual Report. There is no assurance that actual results for the second quarter or full year of 2015 will be in line with the outlook set forth below, and the Firm does not undertake to update any of these forward-looking statements to reflect the impact of circumstances or events that arise after the date hereof.
JPMorgan Chase’s outlook for the second quarter and for the remainder of 2015 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these inter-related factors will affect the performance of the Firm and its lines of business.
Management expects core loan growth of approximately 10% in 2015. The Firm continues to experience charge-offs at levels lower than its through-the-cycle expectations; if favorable credit trends continue, management expects the Firm’s total net charge-offs could remain low, at an amount modestly over $4 billion for full year 2015, and expects there could be a reduction in the consumer allowance for loan losses over the next two years.
The Firm expects the overall impact from its business simplification initiatives will be a reduction of approximately $1.6 billion in revenue and a corresponding reduction of approximately $1.6 billion in expense resulting in no meaningful impact on the Firm’s 2015 anticipated net income.
Firmwide adjusted expense in 2015 is expected to be approximately $57 billion, excluding firmwide legal expense.

In Mortgage Banking within CCB, management expects noninterest revenue for 2015 to decline by approximately $1 billion compared with 2014 driven by lower servicing revenue as well as lower repurchase benefits. In Card Services within CCB, management expects the revenue rate in 2015 to remain at the low end of the target range of 12% to 12.5% and the net charge-off rate to be slightly less than 2.5%.
In CIB, Markets revenue in the second quarter of 2015 will be impacted by the Firm’s business simplification initiatives completed in 2014, resulting in a decline of approximately $300 million, or 6%, in Markets revenue and an associated decline of approximately $300 million in expense, compared to the prior year second quarter. In Securities Services within CIB, management expects revenue to be in the range of $950 million to $1 billion in each of the remaining quarters of 2015, depending on seasonality.
In CB, management expects noninterest expense to be relatively stable as compared with the first quarter run-rate, as the business completes its build-out of the control environment.
In AM, management expects the 2015 pretax margin and ROE to be at the low end of the business’s through-the-cycle targets of 30-35%, and 25% or higher, respectively.
Business events and subsequent events
For a discussion of business events during the three months ended March 31, 2015, and subsequent events, see Note 2.

CONSOLIDATED RESULTS OF OPERATIONS
The following section of the MD&A provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2015, and 2014. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 69–71 of this Form 10-Q and pages 161–165 of JPMorgan Chase’s 2014 Annual Report.

Revenue
	Three months ended March 31,
(in millions)	2015	2014	Change
Investment banking fees	$1,794	$1,420	26%
Principal transactions	3,655	3,322	10
Lending- and deposit-related fees	1,363	1,405	(3)
Asset management, administration and commissions	3,807	3,836	(1)
Securities gains	52	30	73
Mortgage fees and related income	705	514	37
Card income	1,431	1,408	2
Other income(a)	582	613	(5)
Noninterest revenue	13,389	12,548	7
Net interest income	10,677	10,667	—
Total net revenue	$24,066	$23,215	4%

(a)	Included operating lease income of $469 million and $398 million for the three months ended March 31, 2015 and 2014, respectively.
Total net revenue for the three months ended March 31, 2015, was up by $851 million, or 4%, compared with the prior year period, predominantly due to higher investment banking fees, principal transactions revenue, and mortgage fees and related income.
Investment banking fees increased compared with the three months ended March 31, 2014, due to strong performance across products, and increased fee share compared with last year. Debt underwriting fees were up driven by growth in industry-wide acquisition financing fee levels; advisory fees were up driven by the combined impact of a greater share of fees for completed transactions and growth in industry-wide fee levels; and equity underwriting fees were up due to strong gains in fee share primarily in the U.S. Investment banking fee share and industry-wide data are sourced from Dealogic. For additional information on investment banking fees, see CIB segment results on pages 23–26, CB segment results on pages 27–28, and Note 6.
Principal transactions revenue increased in the three months ended March 31, 2015 compared with the prior year period, due to higher fixed income and equity markets revenue in CIB. The results benefited from macroeconomic events and conditions, including actions of various central banks. The higher revenue in CIB was partially offset by the impact of business simplification initiatives. For additional information on principal transactions revenue, see CIB and Corporate segment results on pages 23–26 and page 31, respectively, and Note 6.
Asset management, administration and commissions revenue for the three months ended March 31, 2015, declined slightly compared with the prior year period, with lower commissions and other fees in CIB offset by higher asset management fees reflecting net client inflows and higher market levels in AM and CCB. For additional information on these fees and commissions, see the segment discussions of CCB on pages 16–22, AM on pages 29–30, and Note 6.
Mortgage fees and related income increased compared with the three months ended March 31, 2014, driven by lower mortgage servicing rights (“MSR”) risk management losses, partially offset by lower servicing revenue. MSR risk management was a loss of $68 million, compared with a loss of $400 million in the prior year, which included a negative $460 million fair value adjustment primarily related to higher capital allocated to the business. For further information on mortgage fees and related income, see the segment discussion of CCB on pages 16–22 and
Note 16.
For additional information on lending- and deposit-related fees, see the segment results for CCB on pages 16–22, CIB on pages 23–26 and CB on pages 27–28; securities gains, see the Corporate segment discussion on page 31 and Note 11; and card income, see CCB segment results on pages 16–22.
Other income for the three months ended March 31, 2015, declined compared with the prior year period, as a result of the accelerated amortization of cash flow hedge losses related to the exit of certain non-operational deposits, and a loss recognized on the early redemption of long-term debt, both in Corporate. These losses were partially offset by higher auto lease income as a result of growth in auto lease volume in CCB and gains on sale of certain businesses.
Net interest income remained relatively flat compared with the three months ended March 31, 2014, predominantly reflecting higher average loan and cash balances and the impact of lower interest expense, offset by lower loan yields due to the run-off of higher-yielding loans and new originations of lower-yielding loans. The Firm’s average interest-earning assets were $2.1 trillion in the three months ended March 31, 2015, and the net interest yield on these assets, on a fully taxable-equivalent (“FTE”) basis, was 2.07%, a decrease of 13 basis points from the prior year.

Provision for credit losses
	Three months ended March 31,
(in millions)	2015	2014	Change
Consumer, excluding credit card	$142	$119	19%
Credit card	789	688	15
Total consumer	931	807	15
Wholesale	28	43	(35)
Total provision for credit losses	$959	$850	13
The provision for credit losses in the three months ended March 31, 2015, increased from the prior year period as a result of a lower reduction in the consumer allowance for loan losses, largely offset by lower net charge-offs. The lower reduction in the allowance for loan losses was due to stabilization of the credit environment compared to the prior year period. The wholesale provision reflected a continued favorable credit environment. For a more detailed discussion of the credit portfolio and the allowance for credit losses, see the segment discussions of CCB on pages 16–22, CIB on pages 23–26 and CB on pages 27–28, and the Allowance for credit losses section on pages 46–48.

Noninterest expense
	Three months ended March 31,
(in millions)	2015	2014	Change
Compensation expense	$8,043	$7,859	2%
Noncompensation expense:
Occupancy	933	952	(2)
Technology, communications and equipment	1,491	1,411	6
Professional and outside services	1,634	1,786	(9)
Marketing	591	564	5
Other expense(a)(b)	2,191	2,064	6
Total noncompensation expense	6,840	6,777	1
Total noninterest expense	$14,883	$14,636	2%

(a)	Included firmwide legal expense of $687 million for the three months ended March 31, 2015; legal expense for the three months ended March 31, 2014 was not material.

(b)	Included Federal Deposit Insurance Corporation-related (“FDIC”) expense of $318 million and $293 million for the three months ended March 31, 2015 and 2014, respectively.
Total noninterest expense for the three months ended March 31, 2015, increased by $247 million, or 2%, from the prior year period, driven by higher compensation and other expense, partially offset by lower professional and outside services.

Compensation expense increased compared with the three months ended March 31, 2014, predominantly driven by higher performance-based compensation expense in CIB, higher postretirement benefit costs and the impact of investments in the businesses, including headcount, for controls. The increase in compensation expense was partially offset by lower headcount in CCB.
Noncompensation expense in the three months ended March 31, 2015, increased slightly compared with the prior year period, due to higher other expense, predominantly reflecting higher legal expense, partially offset by the impact of business simplification in CIB, lower franchise tax expense as a result of a tax settlement, and lower amortization of intangibles. The net increase in other expense was partially offset by lower professional and outside services expense reflecting efficiencies across the businesses. For a further discussion of legal expense, see Note 23. For a discussion of amortization of intangibles, refer to Note 16.

Income tax expense
(in millions, except rate)	Three months ended March 31,
	2015	2014	Change
Income before income tax expense	$8,224	$7,729	6%
Income tax expense	2,310	2,460	(6)
Effective tax rate	28.1%	31.8%
The effective tax rate decreased compared with the prior year period predominantly due to tax benefits from 2015 audit settlements, revaluation of deferred tax assets as a result of changes in New York State tax laws, and higher business tax credits.

CONSOLIDATED BALANCE SHEETS ANALYSIS

Selected Consolidated Balance Sheets data
(in millions)	Mar 31, 2015	Dec 31, 2014	Change
Assets
Cash and due from banks	$22,821	$27,831	(18)%
Deposits with banks	506,383	484,477	5
Federal funds sold and securities purchased under resale agreements	219,344	215,803	2
Securities borrowed	108,376	110,435	(2)
Trading assets:
Debt and equity instruments	317,407	320,013	(1)
Derivative receivables	81,574	78,975	3
Securities	331,136	348,004	(5)
Loans	764,185	757,336	1
Allowance for loan losses	(14,065)	(14,185)	(1)
Loans, net of allowance for loan losses	750,120	743,151	1
Accrued interest and accounts receivable	70,006	70,079	—
Premises and equipment	14,963	15,133	(1)
Goodwill	47,453	47,647	—
Mortgage servicing rights	6,641	7,436	(11)
Other intangible assets	1,128	1,192	(5)
Other assets	99,796	102,597	(3)
Total assets	$2,577,148	$2,572,773	—
Liabilities
Deposits	$1,367,887	$1,363,427	—
Federal funds purchased and securities loaned or sold under repurchase agreements	196,578	192,101	2
Commercial paper	55,655	66,344	(16)
Other borrowed funds	29,035	30,222	(4)
Trading liabilities:
Debt and equity instruments	84,437	81,699	3
Derivative payables	73,836	71,116	4
Accounts payable and other liabilities	202,157	206,939	(2)
Beneficial interests issued by consolidated VIEs	51,091	52,362	(2)
Long-term debt	280,608	276,836	1
Total liabilities	2,341,284	2,341,046	—
Stockholders’ equity	235,864	231,727	2
Total liabilities and stockholders’ equity	$2,577,148	$2,572,773	—%
Consolidated Balance Sheets overview
JPMorgan Chase’s total assets and total liabilities increased by $4.4 billion and $238 million, respectively, from December 31, 2014.

The following is a discussion of the significant changes in the Consolidated balance sheets from December 31, 2014.
Cash and due from banks and deposits with banks
The net increase was attributable to higher levels of cash primarily as a result of maturities and paydowns in the investment securities portfolio. The Firm’s cash was placed with various central banks, predominantly Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements
The increase in federal funds sold and securities purchased under resale agreements was predominantly attributable to the deployment of cash by Treasury offset partially by lower client activity in CIB.
Trading assets and liabilities–debt and equity instruments
The changes in trading assets and liabilities were predominantly related to client-driven market-making activities in CIB. The decrease in trading assets reflected lower levels of debt securities, partially offset by higher levels of equity securities. The increase in trading liabilities reflected higher levels of short positions in debt and equity securities. For additional information, refer to Note 3.
Trading assets and liabilities–derivative receivables and payables
The increase in both receivables and payables was predominantly due to client-driven market-making activities in CIB, specifically in foreign exchange derivatives reflecting the appreciation of the U.S. dollar against certain currencies and in interest rate derivatives as a result of market movements; these increases were partially offset by a decline in commodity derivatives. For additional information, refer to Derivative contracts on pages 44–45, and Notes 3 and 5.
Securities
The decrease was predominantly due to maturities, foreign currency movements and paydowns of non-U.S. residential mortgage-backed securities (“MBS”) and non-U.S. government debt securities. For additional information related to securities, refer to the discussion in the Corporate segment on page 31, and Notes 3 and 11.
Loans and allowance for loan losses
The increase in loans reflects higher consumer and wholesale loans. The increase in consumer loans was due to originations of high-quality prime mortgages in Mortgage Banking (“MB”) and AM, partially offset by lower credit card loans due to seasonality. The increase in wholesale loans reflected strong originations and an increase in utilization of existing commitments. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Risk Management on pages 33–48, and Notes 3, 4, 13 and 14.

Mortgage servicing rights
For additional information on MSRs, see Note 16.
Other assets
The decrease was predominantly driven by lower private equity investments due to the sales of a portion of the One Equity Partners (“OEP”) portfolio and other portfolio sales.
Deposits
The increase was attributable to higher consumer deposits, partially offset by lower wholesale deposits. The increase in consumer deposits reflected a continuing positive growth trend, resulting from strong customer retention, maturing of recent branch builds, and net new business. The decrease in wholesale deposits was driven by the normalization of deposit levels from year-end seasonal inflows, as well as planned client actions to reduce non-operational deposit balances. For more information on consumer deposits, refer to the CCB segment discussion on pages 16–22; the Liquidity Risk Management discussion on pages 64–68; and Notes 3 and 17. For more information on wholesale client deposits, refer to the AM, CB and CIB segment discussions on pages 29–30, pages 27–28 and pages 23–26, respectively.
Federal funds purchased and securities loaned or sold under repurchase agreements
The increase in federal funds purchased and securities loaned or sold under repurchase agreements was attributable to an increase in secured financing of the investment securities portfolio, partially offset by lower secured financing of trading assets-debt and equity instruments. For additional information on the Firm’s Liquidity Risk Management, see pages 64–68.

Commercial paper
The decrease was largely due to lower commercial paper issuances in the wholesale markets consistent with Treasury’s liquidity and short-term funding plans. For additional information on the Firm’s other borrowed funds, see Liquidity Risk Management on pages 64–68.
Accounts payable and other liabilities
The decrease was due to lower brokerage payables related to client activity in CIB.
Beneficial interests issued by consolidated VIEs
For further information on Firm-sponsored variable interest entities (“VIEs”) and loan securitization trusts, see Off-Balance Sheet Arrangements on page 11 and Note 15.
Long-term debt
For additional information on the Firm’s long-term debt activities, see Liquidity Risk Management on pages 64–68.
Stockholders’ equity
The increase was due to net income and a preferred stock issuance, partially offset by the declaration of cash dividends on common and preferred stock, and repurchases of common stock. For additional information on accumulated other comprehensive income/(loss) (“AOCI”), see Note 19; for the Firm’s capital actions, see Capital actions on page 62.

OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, the Firm enters into various contractual obligations that may require future cash payments. Certain obligations are recognized on-balance sheet, while others are off-balance sheet under U.S. GAAP. The Firm is involved with several types of off–balance sheet arrangements, including through nonconsolidated special-purpose entities (“SPEs”), which are a type of VIE, and through lending-related financial instruments (e.g., commitments and guarantees). For further discussion, see Note 21 of this Form 10-Q and Off–Balance Sheet Arrangements and Contractual Cash Obligations on pages 74–75 and Note 29 of JPMorgan Chase’s 2014 Annual Report.
Special-purpose entities
The most common type of VIE is an SPE. SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees. For further information on the types of SPEs, see Note 15 of this Form 10-Q, and Note 1 and Note 16 of JPMorgan Chase’s 2014 Annual Report.
Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, JPMorgan Chase Bank, N.A., could be required to provide funding if its short-term credit rating were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. These liquidity commitments support the issuance of asset-backed commercial paper by Firm-administered consolidated SPEs. In the event of a short-term credit rating downgrade, JPMorgan Chase Bank, N.A., absent other solutions, would be required to provide funding to the SPE, if the commercial paper could not be reissued as it matured. The aggregate amounts of commercial paper outstanding held by third parties as of March 31, 2015, and December 31, 2014, was $11.8 billion and $12.1 billion, respectively. The aggregate amounts of commercial paper outstanding could increase in future periods should clients of the Firm-administered consolidated SPEs draw down on certain unfunded lending-related commitments. These unfunded lending-related commitments were $10.2 billion and $9.9 billion at March 31, 2015, and December 31, 2014, respectively. The Firm could facilitate the refinancing of some of the clients’ assets in order to reduce the funding obligation. For further information, see the discussion of Firm-administered multiseller conduits in Note 15.

The Firm also acts as liquidity provider for certain municipal bond vehicles. The Firm’s obligation to perform as liquidity provider is conditional and is limited by certain termination events, which include bankruptcy or failure to pay by the municipal bond issuer or credit enhancement provider, an event of taxability on the municipal bonds or the immediate downgrade of the municipal bond to below investment grade. See Note 15 for additional information.
Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related financial instruments, guarantees and other commitments, and the Firm’s accounting for them, see Lending-related commitments on page 44 and Note 21 (including the table that presents the related amounts by contractual maturity as of March 31, 2015). For a discussion of liabilities associated with loan sales- and securitization-related indemnifications, see Note 21.

CONSOLIDATED CASH FLOWS ANALYSIS
For a discussion of the activities affecting the Firm’s cash flows, see page 76 of JPMorgan Chase’s 2014 Annual Report and Balance Sheet Analysis of this Form 10-Q.

(in millions)	Three months ended March 31,
	2015	2014
Net cash provided by/(used in)
Operating activities	$14,879	$14,667
Investing activities	(24,150)	(68,410)
Financing activities	4,337	40,318
Effect of exchange rate changes on cash	(76)	(25)
Net decrease in cash and due from banks	$(5,010)	$(13,450)

Operating activities
Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by client-driven and risk management activities and market conditions. The Firm believes cash flows from operations, available cash balances and the Firm’s ability to generate cash through short- and long-term borrowings are sufficient to fund the Firm’s operating liquidity needs.
Cash provided by operating activities in 2015 and 2014 resulted from net income after noncash operating adjustments. Additionally, in 2015 and 2014, cash proceeds from sales and securitizations of loans originated with the intent to sell were higher than the cash used to acquire such loans, but activity was lower in 2015; and trading liabilities increased due to client-driven market making activities in CIB. In 2015, cash proceeds were partially offset by an increase in other assets resulting from higher cash margin balances placed with exchanges and clearing houses, while cash provided during 2014 reflected a decrease in cash margin balances placed with exchanges and clearing houses.

Investing activities
Cash used in investing activities during 2015 and 2014 resulted from increases in deposits with banks, reflecting higher levels of excess funds. Partially offsetting these cash outflows in both periods was proceeds from net maturities and sales of investment securities. In 2015, cash used was also attributable to increases in consumer and wholesale loans. In 2014, cash used also reflected higher securities purchased under resale agreements, due to increased requirements for collateral to cover trading activities in CIB.
Financing activities
Cash provided by financing activities in 2015 resulted from higher consumer deposits partially offset by lower wholesale deposits and lower commercial paper issuances. The increase in consumer deposits reflected a continuing positive growth trend resulting from strong customer retention, maturing of recent branch builds, and net new business. Cash provided by financing activities in 2014 resulted predominantly from an increase in securities loaned or sold under repurchase agreements due to higher financing of the Firm’s trading assets-debt and equity instruments and a change in the mix of the Firms’ funding sources. For both periods, cash was provided by net proceeds from long-term borrowings and net issuance of preferred stock, partially offset by repurchases of common stock and cash dividends on common and preferred stock.
* * *
For a further discussion of the activities affecting the Firm’s cash flows, see Balance Sheet Analysis on pages 9–10.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its Consolidated Financial Statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”); these financial statements appear on pages 74–78. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year-to-year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s results, including the overhead ratio, and the results of the lines of business on a “managed” basis, which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on a FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense. These adjustments have no impact on net income as reported by the Firm as a whole or by the lines of business.

Effective January 1, 2015, the Firm adopted new accounting guidance for investments in affordable housing projects that qualify for the low-income housing tax credit, which impacted the CIB. As a result of the adoption of this new guidance, the Firm made an accounting policy election to amortize the initial cost of qualifying investments in proportion to the tax credits and other benefits received, and to present the amortization as a component of income tax expense (previously such amounts were predominantly presented in other income). The guidance was required to be applied retrospectively and, accordingly, certain prior period amounts have been revised to conform with the current period presentation. The adoption of the guidance did not materially change the Firm’s results of operations on a managed basis as the Firm had previously presented and will continue to present the revenue from such investments on a FTE basis for the purposes of managed basis reporting.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended March 31,
	2015			2014
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$582	$481	$1,063	$613	$412	$1,025
Total noninterest revenue	13,389	481	13,870	12,548	412	12,960
Net interest income	10,677	273	10,950	10,667	226	10,893
Total net revenue	24,066	754	24,820	23,215	638	23,853
Pre-provision profit	9,183	754	9,937	8,579	638	9,217
Income before income tax expense	8,224	754	8,978	7,729	638	8,367
Income tax expense	$2,310	$754	$3,064	$2,460	$638	$3,098
Overhead ratio	62%	NM	60%	63%	NM	61%

(a)	Predominantly recognized in CIB and CB business segments and Corporate.
Tangible common equity (“TCE”), ROTCE and TBVPS are each non-GAAP financial measures. TCE represents the Firm’s common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less goodwill and identifiable intangible assets (other than MSRs), net of related deferred tax liabilities. ROTCE measures the Firm’s earnings as a percentage of average TCE. TBVPS represents the Firm’s TCE at period-end divided by common shares at period-end. TCE, ROTCE, and TBVPS are meaningful to the Firm, as well as investors and analysts, in assessing the Firm’s use of equity. Additionally, certain capital ratios disclosed by the Firm are non-GAAP measures. For additional information on these non-GAAP measures, see Regulatory capital on pages 55–61.

Tangible common equity
	Period-end		Average
			Three months ended March 31,
(in millions, except per share and ratio data)	Mar 31, 2015	Dec 31, 2014
			2015	2014
Common stockholders’ equity	$214,371	$211,664	$212,352	$201,797
Less: Goodwill	47,453	47,647	47,491	48,054
Less: Certain identifiable intangible assets	1,128	1,192	1,162	1,548
Add: Deferred tax liabilities(a)	2,870	2,853	2,862	2,944
Tangible common equity	$168,660	$165,678	$166,561	$155,139

Return on tangible common equity	NA	NA	14%	13%
Tangible book value per share	$45.45	$44.60	NA	NA

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in non-taxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

Core net interest income
In addition to reviewing net interest income on a managed basis, management also reviews core net interest income to assess the performance of its core lending, investing (including asset-liability management) and deposit-raising activities. These activities exclude the impact of CIB’s market-based activities. The core data presented below are non-GAAP financial measures due to the exclusion of CIB’s market-based net interest income and related assets. Management believes this exclusion provides investors and analysts another measure by which to analyze the non-market-related business trends of the Firm and provides a comparable measure to other financial institutions that are primarily focused on core lending, investing and deposit-raising activities.

Core net interest income data
	Three months ended March 31,
(in millions, except rates)	2015	2014	Change
Net interest income – managed basis(a)(b)	$10,950	$10,893	1%
Less: Market-based net interest income	1,259	1,269	(1)
Core net interest income(a)	$9,691	$9,624	1

Average interest-earning assets	$2,148,801	$2,005,646	7
Less: Average market-based earning assets	509,714	507,499	—
Core average interest-earning assets	$1,639,087	$1,498,147	9%
Net interest yield on interest-earning assets – managed basis	2.07%	2.20%
Net interest yield on market-based activities	1.00	1.01
Core net interest yield on core average interest-earning assets	2.40%	2.61%

(a)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(b)	For a reconciliation of net interest income on a reported and managed basis, see reconciliation from the Firm’s reported U.S. GAAP results to managed basis on page 13.

Quarterly results
Core net interest income increased slightly by $67 million to $9.7 billion for the three months ended March 31, 2015, when compared with the prior year period, and core average interest-earning assets increased by $140.9 billion to $1.6 trillion for the three months ended March 31, 2015, when compared with the prior year period. The increase in net interest income from the prior year primarily reflected higher loan and cash balances and the impact of lower interest expense, largely offset by lower yields in loans due to the run-off of higher yielding loans and new originations of lower yielding loans. The increase in average interest-earning assets primarily reflected the impact of higher average deposits with banks. These changes in net interest income and interest-earning assets resulted in the core net interest yield decreasing by 21 basis points to 2.40% for the three months ended March 31, 2015.

BUSINESS SEGMENT RESULTS
The Firm is managed on a line of business basis. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate segment.
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s use of non-GAAP financial measures, on pages 13–14.
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
For a further discussion of those methodologies, see Business Segment Results – Description of business segment reporting methodology on pages 79–80 of JPMorgan Chase’s 2014 Annual Report.
Business segment capital allocation changes
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, regulatory capital requirements (as estimated under Basel III Advanced Fully Phased-In) and economic risk measures. The amount of capital assigned to each business is referred to as equity. On at least an annual basis, the Firm assesses the level of capital required for each line of business as well as the assumptions and methodologies used to allocate capital to its lines of business and updates the equity allocations to its lines of business as refinements are implemented. For further information about these capital changes, see Line of business equity on page 61.

Segment Results – Managed basis
The following table summarizes the business segment results for the periods indicated.

Three months ended March 31,	Total net revenue			Total Noninterest expense			Pre-provision profit/(loss)
(in millions)	2015	2014	Change	2015	2014	Change	2015	2014	Change
Consumer & Community Banking	$10,704	$10,534	2%	$6,190	$6,437	(4)%	$4,514	$4,097	10%
Corporate & Investment Bank	9,582	8,842	8	5,657	5,604	1	3,925	3,238	21
Commercial Banking	1,742	1,678	4	709	686	3	1,033	992	4
Asset Management	3,005	2,800	7	2,175	2,075	5	830	725	14
Corporate	(213)	(1)	NM	152	(166)	NM	(365)	165	NM
Total	$24,820	$23,853	4%	$14,883	$14,636	2%	$9,937	$9,217	8%

Three months ended March 31,	Provision for credit losses			Net income			Return on common equity
(in millions, except ratios)	2015	2014	Change	2015	2014	Change	2015	2014
Consumer & Community Banking	$930	$816	14%	$2,219	$1,981	12%	17%	15%
Corporate & Investment Bank	(31)	49	NM	2,537	2,125	19	16	13
Commercial Banking	61	5	NM	598	594	1	17	17
Asset Management	4	(9)	NM	502	454	11	22	20
Corporate	(5)	(11)	55	58	115	(50)	NM	NM
Total	$959	$850	13%	$5,914	$5,269	12%	11%	10%

CONSUMER & COMMUNITY BANKING
For a discussion of the business profile of CCB, see pages 81–91 of JPMorgan Chase’s 2014 Annual Report.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2015	2014	Change
Revenue
Lending- and deposit-related fees	$718	$703	2%
Asset management, administration and commissions	530	503	5
Mortgage fees and related income	704	514	37
Card income	1,324	1,348	(2)
All other income	460	366	26
Noninterest revenue	3,736	3,434	9
Net interest income	6,968	7,100	(2)
Total net revenue	10,704	10,534	2

Provision for credit losses	930	816	14

Noninterest expense
Compensation expense	2,530	2,739	(8)
Noncompensation expense	3,660	3,698	(1)
Total noninterest expense	6,190	6,437	(4)
Income before income tax expense	3,584	3,281	9
Income tax expense	1,365	1,300	5
Net income	$2,219	$1,981	12%

Financial ratios
Return on common equity	17%	15%
Overhead ratio	58	61
Note: In the discussion and the tables which follow, CCB presents certain financial measures which exclude the impact of PCI loans; these are non-GAAP financial measures. For additional information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 13–14.
Quarterly results
Consumer & Community Banking net income was $2.2 billion, an increase of $238 million compared with the prior year, driven by both improved net revenue and lower noninterest expense.
Net revenue was $10.7 billion, an increase of $170 million compared with the prior year, driven by higher noninterest revenue across businesses, up $302 million. Net interest income was $7.0 billion, down $132 million, driven by spread compression, largely offset by higher deposit balances in Consumer & Business Banking and higher credit card loans.
The provision for credit losses was $930 million, approximately $100 million higher than the prior year, despite lower net charge-offs, reflecting a lower reduction in the allowance for loan losses. For more information, including net charge-off amounts and rates, see Consumer Credit Portfolio on pages 34–39.

Noninterest expense was $6.2 billion, a decrease of $247 million from the prior year, driven by lower Mortgage Banking and Consumer & Business Banking expense.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2015	2014	Change
Selected balance sheet data (period-end)
Total assets	$455,624	$441,502	3%
Trading assets – loans(a)	6,756	6,869	(2)
Loans:
Loans retained	398,314	386,314	3
Loans held-for-sale(b)	2,720	542	402
Total loans	401,034	386,856	4
Deposits	531,027	487,674	9
Equity(c)	51,000	51,000	—
Selected balance sheet data (average)
Total assets	$454,763	$450,424	1
Trading assets – loans(a)	7,992	7,446	7
Loans:
Loans retained	395,084	388,678	2
Loans held-for-sale(d)	2,984	656	355
Total loans	398,068	389,334	2
Deposits	512,157	471,581	9
Equity(c)	51,000	51,000	—

Headcount	135,908	145,651	(7)%

(a)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value.

(b)	Included period-end credit card loans held-for-sale of $2.4 billion and $304 million at March 31, 2015, and 2014, respectively.

(c)	2015 and 2014 includes $5.0 billion and $3.0 billion, respectively, of capital held at the CCB level related to legacy mortgage servicing matters.

(d)	Included average credit card loans held-for-sale of $2.7 billion and $315 million for the three months ended March 31, 2015 and 2014, respectively.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios and where otherwise noted)	2015	2014	Change
Credit data and quality statistics
Net charge-offs(a)	$1,054	$1,266	(17)%
Nonaccrual loans(b)(c)	6,143	7,301	(16)
Nonperforming assets(b)(c)	6,569	7,932	(17)
Allowance for loan losses(a)	10,219	11,686	(13)
Net charge-off rate(a)	1.08%	1.32%
Net charge-off rate, excluding PCI loans	1.22	1.53
Allowance for loan losses to period-end loans retained	2.57	3.03
Allowance for loan losses to period-end loans retained, excluding PCI loans(d)	1.97	2.27
Allowance for loan losses to nonaccrual loans retained, excluding credit card(b)(d)	57	55
Nonaccrual loans to total period-end loans, excluding credit card	2.21	2.75
Nonaccrual loans to total period-end loans, excluding credit card and PCI loans (b)	2.64	3.42
Business metrics
Number of:
Branches	5,570	5,632	(1)
ATMs	18,298	20,370	(10)
Active online customers (in thousands)	37,696	35,038	8
Active mobile customers (in thousands)	19,962	16,405	22
CCB households (in millions)	57.4	57.0	1%

(a)
Net charge-offs and the net charge-off rates excluded $55 million and $61 million of write-offs in the PCI portfolio for the three months ended March 31, 2015, and 2014, respectively. These write-offs decreased the allowance for loan losses for PCI loans. For further information on PCI write-offs, see Allowance for Credit Losses on pages 46–48.

(b)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(c)
At March 31, 2015 and 2014, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.5 billion and $7.7 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) of $346 million and $387 million, respectively, that are 90 or more days past due; (3) real estate owned (“REO”) insured by U.S. government agencies of $469 million and $618 million, respectively. These amounts have been excluded based upon the government guarantee.

(d)	The allowance for loan losses for PCI loans was $3.3 billion and $4.1 billion at March 31, 2015 and 2014, respectively; these amounts were also excluded from the applicable ratios.

Consumer & Business Banking

Selected financial statement data
	As of or for the three months ended March 31,
(in millions, except ratios)	2015	2014	Change
Revenue
Lending- and deposit-related fees	$711	$691	3%
Asset management, administration and commissions	512	483	6
Card income	404	376	7
All other income	122	122	—
Noninterest revenue	1,749	1,672	5
Net interest income	2,609	2,726	(4)
Total net revenue	4,358	4,398	(1)

Provision for credit losses	60	76	(21)

Noninterest expense	2,958	3,065	(3)
Income before income tax expense	1,340	1,257	7
Net income	$828	$751	10

Return on common equity	28%	27%
Overhead ratio	68	70
Equity (period-end and average)	$11,500	$11,000	5%
Quarterly results
Consumer & Business Banking net income was $828 million, an increase of $77 million compared with the prior year, driven by lower noninterest expense.
Net revenue was $4.4 billion, relatively flat compared with the prior year. Net interest income was down $117 million due to deposit spread compression, largely offset by higher deposit balances. Noninterest revenue was up $77 million, driven by higher investment revenue, reflecting record client investment assets, and higher debit card revenue, reflecting an increase in transaction volume.
Noninterest expense was $3.0 billion, a decrease of $107 million from the prior year, primarily driven by branch efficiencies.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios and where otherwise noted)	2015	2014	Change
Business metrics
Business banking origination volume	$1,540	$1,504	2%
Period-end loans	21,608	19,589	10
Period-end deposits:
Checking	227,382	199,717	14
Savings	267,696	250,292	7
Time and other	20,329	25,092	(19)
Total period-end deposits	515,407	475,101	8
Average loans	21,317	19,450	10
Average deposits:
Checking	216,312	189,487	14
Savings	260,461	243,500	7
Time and other	20,837	25,478	(18)
Total average deposits	497,610	458,465	9
Deposit margin	1.99%	2.27%
Average assets	$41,774	$38,121	10
Credit data and quality statistics
Net charge-offs	$59	$76	(22)
Net charge-off rate	1.12%	1.58%
Allowance for loan losses	$703	$707	(1)
Nonperforming assets	274	365	(25)
Retail branch business metrics
Net new investment assets	$3,821	$4,241	(10)
Client investment assets	219,192	195,706	12
% managed accounts	40%	37%
Number of:
Chase Private Client locations	2,573	2,244	15
Personal bankers	20,503	22,654	(9)
Sales specialists	3,842	4,817	(20)
Client advisors	3,065	3,062	—
Chase Private Clients	358,115	239,665	49
Accounts (in thousands)(a)	30,755	29,819	3%

(a)	Includes checking accounts and Chase Liquid® cards.

Mortgage Banking

Selected financial statement data
	As of or for the three months ended March 31,
(in millions, except ratios)	2015	2014	Change
Revenue
Mortgage fees and related income(a)	$704	$514	37%
All other income	(11)	(3)	(267)
Noninterest revenue	693	511	36
Net interest income	1,056	1,087	(3)
Total net revenue	1,749	1,598	9
Provision for credit losses	4	(23)	NM
Noninterest expense	1,219	1,403	(13)
Income before income tax expense	526	218	141
Net income	$326	$132	147

Return on common equity	7%	3%
Overhead ratio	70	88
Equity (period-end and average)	$16,000	$18,000	(11)%

(a)	For further information on mortgage fees and related income, see Note 16.
Quarterly results
Mortgage Banking net income was $326 million, an increase of $194 million from the prior year.
Net revenue was $1.7 billion, an increase of $151 million compared with the prior year, driven by lower MSR risk management losses, partially offset by lower servicing revenue.
MSR risk management was a loss of $68 million, compared with a loss of $400 million in the prior year, which included a negative $460 million fair value adjustment primarily related to higher capital allocated to the business. See Note 16 for further information regarding changes in value of the MSR asset and related hedges.
The provision for credit losses was $4 million, compared with a benefit of $23 million in the prior year, despite lower net charge-offs of $104 million, offset by a reduction in the non credit-impaired allowance for loan losses of $100 million as home prices and delinquency trends continued to improve. See Consumer Credit Portfolio on pages 34–39 for the net charge-off amounts and rates.
Noninterest expense was $1.2 billion, a decrease of $184 million from the prior year, reflecting lower headcount-related expense.

Supplemental information
	For the three months ended March 31,
(in millions)	2015	2014	Change

Net interest income:
Mortgage Production and Mortgage Servicing	$158	$189	(16)%
Real Estate Portfolios	898	898	—
Total net interest income	$1,056	$1,087	(3)

Noninterest expense:
Mortgage Production	$421	$476	(12)
Mortgage Servicing	582	581	—
Real Estate Portfolios	216	346	(38)
Total noninterest expense	$1,219	$1,403	(13)%

Selected balance sheet data
	As of or for the three months ended March 31,
(in millions)	2015	2014	Change
Trading assets – loans (period-end)(a)	$6,756	$6,869	(2)%
Trading assets – loans (average)(a)	7,992	7,446	7

Loans, excluding PCI loans
Period-end loans owned
Home equity	49,067	56,131	(13)
Prime mortgage, including option ARMs	91,956	67,048	37
Subprime mortgage	4,828	6,869	(30)
Other	454	529	(14)
Total period-end loans owned	146,305	130,577	12
Average loans owned
Home equity	50,007	57,015	(12)
Prime mortgage, including option ARMs	86,111	66,467	30
Subprime mortgage	4,968	7,007	(29)
Other	466	540	(14)
Total average loans owned	141,552	131,029	8

PCI loans
Period-end loans owned
Home equity	16,638	18,525	(10)
Prime mortgage	9,916	11,658	(15)
Subprime mortgage	3,559	4,062	(12)
Option ARMs	15,243	17,361	(12)
Total period-end loans owned	45,356	51,606	(12)
Average loans owned
Home equity	16,847	18,719	(10)
Prime mortgage	10,063	11,870	(15)
Subprime mortgage	3,604	4,128	(13)
Option ARMs	15,446	17,687	(13)
Total average loans owned	45,960	52,404	(12)

Total Mortgage Banking
Period-end loans owned
Home equity	65,705	74,656	(12)
Prime mortgage, including option ARMs	117,115	96,067	22
Subprime mortgage	8,387	10,931	(23)
Other	454	529	(14)
Total period-end loans owned	191,661	182,183	5
Average loans owned
Home equity	66,854	75,734	(12)
Prime mortgage, including option ARMs	111,620	96,024	16
Subprime mortgage	8,572	11,135	(23)
Other	466	540	(14)
Total average loans owned	187,512	183,433	2%

(a)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value.

Credit data and quality statistics
	As of or for the three months ended March 31,
(in millions, except ratios)	2015	2014	Change
Net charge-offs/(recoveries), excluding PCI loans(a)
Home equity	$87	$166	(48)%
Prime mortgage, including option ARMs	14	(4)	NM
Subprime mortgage	1	13	(92)
Other	2	2	—
Total net charge-offs/(recoveries), excluding PCI loans	104	177	(41)
Net charge-off/(recovery) rate, excluding PCI loans
Home equity	0.71%	1.18%
Prime mortgage, including option ARMs	0.07	(0.02)
Subprime mortgage	0.08	0.75
Other	1.74	1.50
Total net charge-off/(recovery) rate, excluding PCI loans	0.30	0.55
Net charge-off/(recovery) rate – reported(a)
Home equity	0.53	0.89
Prime mortgage, including option ARMs	0.05	(0.02)
Subprime mortgage	0.05	0.47
Other	1.74	1.50
Total net charge-off/(recovery) rate – reported	0.23	0.39

30+ day delinquency rate, excluding PCI loans(b)(c)	2.30	3.21
Allowance for loan losses, excluding PCI loans	$2,088	$2,388	(13)
Allowance for PCI loans(a)	3,270	4,097	(20)
Allowance for loan losses	5,358	6,485	(17)
Nonperforming assets(d)(e)	5,910	7,296	(19)%
Allowance for loan losses to period-end loans retained	2.80%	3.56%
Allowance for loan losses to period-end loans retained, excluding PCI loans	1.43	1.83

(a)
Net charge-offs and the net charge-off rates excluded $55 million and $61 million, write-offs in the PCI portfolio for the three months ended March 31, 2015, and 2014, respectively. These write-offs decreased the allowance for loan losses for PCI loans. For further information on PCI write-offs, see Allowance for Credit Losses on pages 46–48.

(b)
At March 31, 2015, and 2014, excluded mortgage loans insured by U.S. government agencies of $9.2 billion and $8.8 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee. For further discussion, see Note 13 which summarizes loan delinquency information.

(c)	The 30+ day delinquency rate for PCI loans was 12.25% and 14.34%, at March 31, 2015, and 2014, respectively.

(d)
At March 31, 2015, and 2014, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.5 billion and $7.7 billion, respectively, that are 90 or more days past due and (2) real estate owned (“REO”) insured by U.S. government agencies of $469 million and $618 million, respectively. These amounts have been excluded based upon the government guarantee.

(e)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

Business metrics
	As of or for the three months ended March 31,
(in billions, except ratios)	2015		2014		Change
Mortgage origination volume by channel
Retail	$8.1		$6.7		21%
Correspondent	16.6		10.3		61
Total mortgage origination volume(a)	24.7		17.0		45

Total loans serviced (period-end)	924.3		998.1		(7)
Third-party mortgage loans serviced (period-end)	723.5		803.1		(10)
Third-party mortgage loans serviced (average)	737.5		809.3		(9)
MSR carrying value (period-end)	6.6		8.5		(22)%
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	0.91%		1.06%
Ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average)	0.36		0.37
MSR revenue multiple(b)	2.53	x	2.86	x

(a)	Firmwide mortgage origination volume was $26.6 billion and $18.2 billion for the three months ended March 31, 2015, and 2014, respectively.

(b)
Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

Mortgage servicing-related matters
The financial crisis resulted in unprecedented levels of delinquencies and defaults of 1–4 family residential real estate loans. Such loans required varying degrees of loss mitigation activities. Foreclosure is usually a last resort, and accordingly, the Firm has made, and continues to make, significant efforts to help borrowers remain in their homes.
The Firm has entered into various Consent Orders and settlements with federal and state governmental agencies and private parties related to mortgage servicing, origination, and residential mortgage-backed securities activities. The requirements of these Consent Orders and settlements vary, but in the aggregate, include cash compensatory payments (in addition to fines) and/or “borrower relief,” which may include principal reduction, refinancing, short sale assistance, and other specified types of borrower relief. Other obligations required under certain Consent Orders and settlements, as well as under new regulatory requirements, include enhanced mortgage servicing and foreclosure standards and processes. The Firm has satisfied or is committed to satisfying these obligations within the mandated timeframes.
The mortgage servicing Consent Orders and settlements are subject to ongoing oversight by the Mortgage Compliance Committee of the Firm’s Board of Directors. In addition, certain of the Consent Orders and settlements are the subject of ongoing reporting to various regulators and independent overseers. The Firm’s compliance with certain of these settlements are detailed in periodic reports published by the independent overseers.
On April 2, 2015, the independent overseer of the RMBS Settlement released his fourth report on the Firm’s progress towards completing the $4 billion consumer relief obligation under the RMBS settlement, disclosing that the Firm has submitted $3.3 billion in total claimed credit through December 2014. The report confirmed the independent overseer’s validation of $2.2 billion of the Firm’s claimed credit while noting the remaining claimed credit is under review and will be reported in the independent monitor’s next report.
Card, Commerce Solutions & Auto (“Card”)

Selected financial statement data
	As of or for the three months ended March 31 ,
(in millions, except ratios)	2015	2014	Change
Revenue
Card income	$920	$972	(5)%
All other income	374	279	34
Noninterest revenue	1,294	1,251	3
Net interest income	3,303	3,287	—
Total net revenue	4,597	4,538	1

Provision for credit losses	866	763	13

Noninterest expense(a)	2,013	1,969	2
Income before income tax expense	1,718	1,806	(5)
Net income	$1,065	$1,098	(3)

Return on common equity	22%	23%
Overhead ratio	44	43
Equity (period-end and average)	$18,500	$19,000	(3)%
Note: Chase Commerce Solutions, formerly known as Merchant Services, includes Chase Paymentech, ChaseNet and Chase Offers businesses.

(a)	Included operating lease depreciation expense of $326 million, and $274 million as of March 31, 2015 and 2014, respectively.
Quarterly results
Card net income was $1.1 billion, a decrease of $33 million compared with the prior year.
Net revenue was $4.6 billion, relatively flat compared with the prior year, driven by higher noninterest revenue on higher Auto lease income and net interchange income from higher sales volume, largely offset by higher amortization of new account originations. Net interest income was $3.3 billion, flat compared with the prior year.

The provision for credit losses was $866 million, an increase of $103 million from the prior year despite lower net charge-offs. The current quarter provision reflected a reduction in the allowance for loan losses of $25 million in Student as compared with a reduction of $250 million in the prior year for Credit Card and Student. The lower reduction in the allowance for loan losses was due to stabilization of the credit environment compared to the prior year period.

Noninterest expense was $2.0 billion, up $44 million from the prior year, primarily driven by higher Auto lease depreciation.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios and where otherwise noted)	2015	2014	Change
Selected balance sheet data (period-end)
Loans:
Credit Card	$123,257	$121,816	1%
Auto	55,455	52,952	5
Student	9,053	10,316	(12)
Total loans	$187,765	$185,084	1
Selected balance sheet data (average)
Total assets	$203,925	$201,771	1
Loans:
Credit Card	125,025	123,261	1
Auto	55,005	52,741	4
Student	9,209	10,449	(12)
Total loans	$189,239	$186,451	1
Business metrics
Credit Card, excluding Commercial Card
Sales volume (in billions)	$112.8	$104.5	8
New accounts opened	2.1	2.1	—
Open accounts	64.9	65.5	(1)
Accounts with sales activity	32.5	31.0	5
% of accounts acquired online	62%	51%
Commerce Solutions (Chase Paymentech Solutions)
Merchant processing volume (in billions)	$221.2	$195.4	13
Total transactions (in billions)	9.8	9.1	8
Auto
Origination volume (in billions)	$7.3	$6.7	9%

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios)	2015	2014	Change
Credit data and quality statistics
Net charge-offs:
Credit Card	$789	$888	(11)%
Auto	51	41	24
Student	51	84	(39)
Total net charge-offs	$891	$1,013	(12)
Net charge-off rate:
Credit Card(a)	2.62%	2.93%
Auto	0.38	0.32
Student	2.25	3.26
Total net charge-off rate	1.94	2.21
Delinquency rates
30+ day delinquency rate:
Credit Card(b)	1.41	1.61
Auto	0.90	0.92
Student(c)	1.77	2.75
Total 30+ day delinquency rate	1.27	1.47
90+ day delinquency rate – Credit Card(b)	0.73	0.80
Nonperforming assets(d)	$385	$271	42
Allowance for loan losses:
Credit Card	$3,434	$3,591	(4)
Auto & Student	724	903	(20)
Total allowance for loan losses	$4,158	$4,494	(7)%
Allowance for loan losses to period-end loans:
Credit Card(b)	2.84%	2.96%
Auto & Student	1.12	1.43
Total allowance for loan losses to period-end loans	2.24	2.43

(a)
Average credit card loans included loans held-for-sale of $2.7 billion and $315 million for the three months ended March 31, 2015 and 2014, respectively. These amounts are excluded when calculating the net charge-off rate.

(b)
Period-end credit card loans included loans held-for-sale of $2.4 billion and $304 million at March 31, 2015, and 2014, respectively. These amounts were excluded when calculating delinquency rates and the allowance for loan losses to period-end loans.

(c)
Excluded student loans insured by U.S. government agencies under the FFELP of $596 million and $687 million at March 31, 2015, and 2014, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(d)
Nonperforming assets excluded student loans insured by U.S. government agencies under the FFELP of $346 million and $387 million at March 31, 2015, and 2014, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

Card Services supplemental information
	Three months ended March 31,
(in millions, except ratios)	2015	2014	Change
Revenue
Noninterest revenue	$858	$884	(3)%
Net interest income	2,901	2,850	2
Total net revenue	3,759	3,734	1

Provision for credit losses	789	688	15

Noninterest expense	1,462	1,465	—
Income before income tax expense	1,508	1,581	(5)
Net income	$935	$965	(3)%

Percentage of average loans:
Noninterest revenue	2.78%	2.91%
Net interest income	9.41	9.38
Total net revenue	12.19	12.29

CORPORATE & INVESTMENT BANK
For a discussion of the business profile of CIB, see pages 92–96 of JPMorgan Chase’s 2014 Annual Report.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2015	2014	Change
Revenue
Investment banking fees	$1,761	$1,444	22%
Principal transactions(a)	3,482	2,886	21
Lending- and deposit-related fees	397	444	(11)
Asset management, administration and commissions	1,154	1,179	(2)
All other income	280	273	3
Noninterest revenue	7,074	6,226	14
Net interest income	2,508	2,616	(4)
Total net revenue(a)	9,582	8,842	8

Provision for credit losses	(31)	49	NM

Noninterest expense
Compensation expense	3,023	2,870	5
Noncompensation expense	2,634	2,734	(4)
Total noninterest expense	5,657	5,604	1
Income before income tax expense	3,956	3,189	24
Income tax expense	1,419	1,064	33
Net income	$2,537	$2,125	19%
Financial ratios
Return on common equity	16%	13%
Overhead ratio	59	63
Compensation expense as a percentage of total net revenue	32	32

(a)
Included tax-equivalent adjustments, predominantly due to income tax credits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; as well as tax-exempt income from municipal bond investments of $432 million and $368 million for the three months ended March 31, 2015 and 2014, respectively.

Selected income statement data
	Three months ended March 31,
(in millions)	2015	2014	Change
Revenue by business
Advisory	$542	$383	42%
Equity underwriting	399	353	13
Debt underwriting	820	708	16
Total investment banking fees	1,761	1,444	22
Treasury Services	1,012	1,032	(2)
Lending	353	325	9
Total Banking	3,126	2,801	12
Fixed Income Markets	4,065	3,889	5
Equity Markets	1,609	1,315	22
Securities Services	934	1,022	(9)
Credit Adjustments & Other(a)	(152)	(185)	18
Total Markets & Investor Services	6,456	6,041	7
Total net revenue	$9,582	$8,842	8%

(a)
Consists primarily of credit valuation adjustments (“CVA”) managed by the credit portfolio group, and funding valuation adjustments (“FVA”) and debit valuation adjustments (“DVA”) on OTC derivatives and structured notes. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets.

Quarterly results
Net income was $2.5 billion, up 19%, compared with $2.1 billion in the prior year, driven by higher net revenue.
Banking revenue was $3.1 billion, up 12% from the prior year, on strong performance in investment banking fees across products. Investment banking fees were up 22% compared to the prior year. Advisory fees were driven by the combined impact of a greater share of fees for completed transactions and growth in industry-wide fee levels. Debt underwriting fees were driven by growth in industry-wide acquisition financing fee levels. Equity underwriting fees were driven by strong gains in fee share primarily in the U.S. Treasury Services revenue was $1.0 billion, down 2% compared with the prior year, driven by lower net interest income and lower trade finance revenue. Lending revenue was $353 million, up 9% from the prior year, largely reflecting higher gains on securities received from restructurings.
Markets & Investor Services revenue was $6.5 billion, up 7% from the prior year. Macroeconomic events and conditions including the quantitative easing actions of various central banks, the Swiss franc decoupling from the Euro, strengthening of the U.S. dollar, and oil price volatility drove robust client activity in Fixed Income Markets, particularly in currencies, emerging markets, and rates, as well as Equity Markets. Credit Adjustments & Other was a loss of $152 million, primarily driven by valuation refinements as well as net FVA/DVA losses.

Noninterest expense was $5.7 billion, up 1% from the prior year, driven by higher legal expense and performance-based compensation expense, largely offset by the impact of business simplification.
The provision for credit losses was a benefit of $31 million, down $80 million from the prior year, driven by higher reserve releases.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2015	2014	Change
Selected balance sheet data (period-end)
Assets	$854,275	$879,656	(3)%
Loans:
Loans retained(a)	98,625	96,245	2
Loans held-for-sale and loans at fair value	3,987	8,421	(53)
Total loans	102,612	104,666	(2)
Equity	62,000	61,000	2
Selected balance sheet data (average)
Assets	$865,327	$851,469	2
Trading assets-debt and equity instruments	312,260	306,140	2
Trading assets-derivative receivables	77,353	64,087	21
Loans:
Loans retained(a)	99,113	95,798	3
Loans held-for-sale and loans at fair value	4,061	8,086	(50)
Total loans	103,174	103,884	(1)
Equity	62,000	61,000	2
Headcount	50,799	51,837	(2)%

(a)	Loans retained includes credit portfolio loans, trade finance loans, other held-for-investment loans and overdrafts.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios and where otherwise noted)	2015	2014	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$(11)	$(1)	NM
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)(b)	251	75	235%
Nonaccrual loans held-for-sale and loans at fair value	12	176	(93)
Total nonaccrual loans	263	251	5
Derivative receivables	249	392	(36)
Assets acquired in loan satisfactions	63	110	(43)
Total nonperforming assets	575	753	(24)
Allowance for credit losses:
Allowance for loan losses	1,047	1,187	(12)
Allowance for lending-related commitments	411	484	(15)
Total allowance for credit losses	1,458	1,671	(13)%
Net charge-off/(recovery) rate(a)	(0.05)%	—
Allowance for loan losses to period-end loans retained(a)	1.06	1.23
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(c)	1.64	2.18
Allowance for loan losses to nonaccrual loans retained(a)(b)	417	1,583
Nonaccrual loans to total period-end loans	0.26	0.24

(a)	Loans retained includes credit portfolio loans, trade finance loans, other held-for-investment loans and overdrafts.

(b)	Allowance for loan losses of $51 million and $13 million were held against these nonaccrual loans at March 31, 2015 and 2014, respectively.

(c)
Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Business metrics
As of or for the year ended December 31,	As of or for the three months ended March 31,
(in millions, except ratios and where otherwise noted)	2015	2014	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$12,256	$12,401	(1)%
Equity	6,620	6,998	(5)
Other(a)	1,685	1,736	(3)
Total AUC	$20,561	$21,135	(3)
Client deposits and other third party liabilities (average)(b)	$444,171	$412,551	8
Trade finance loans (period-end)	22,853	32,491	(30)%

(a)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

(b)
Client deposits and other third party liabilities pertain to the Treasury Services and Securities Services businesses, and include deposits, as well as deposits that are swept to on balance sheet liabilities (e.g., commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements) as part of their client cash management program.

League table results – IB Fee Share(a)
	Three months ended March 31, 2015		Full-year 2014
	Fee Share	Rank	Fee Share	Rank
Debt, equity and equity-related
Global	8.2%	# 1	7.6%	# 1
U.S.	12.9	1	10.7	1
Long-term debt(b)
Global	8.4	1	8.0	1
U.S.	12.4	1	11.6	1
Equity and equity-related
Global(c)	7.9	1	7.1	3
U.S.	13.4	1	9.6	2
M&A(d)
Global	9.0	2	8.1	2
U.S.	10.8	2	9.8	2
Loan syndications
Global	9.6	1	9.2	1
U.S.	11.5	1	13.1	1
Global investment banking fees(e)	8.6%	#1	8.1%	#1

League table results – volumes(f)
	Three months ended March 31, 2015		Full-year 2014
	Market Share	Rank	Market Share	Rank
Debt, equity and equity-related
Global	7.2%	# 1	6.8%	# 1
U.S.	12.8	1	11.8	1
Long-term debt(b)
Global	7.2	1	6.7	1
U.S.	11.6	1	11.3	1
Equity and equity-related
Global(c)	7.7	2	7.5	3
U.S.	14.4	1	11.0	2
M&A announced(d)
Global	23.2	2	22.1	2
U.S.	34.6	1	28.2	2
Loan syndications
Global	12.2	1	12.3	1
U.S.	17.8%	1	19.0%	1

(a)	Source: Dealogic. Reflects the ranking and share of Global Investment Banking fees

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

(e)	Global investment banking fees per Dealogic exclude money market, short-term debt and shelf deals.

(f)
Source: Dealogic. Reflects transaction volume and market share. Global announced M&A is based on transaction value at announcement; because of joint M&A assignments, M&A market share of all participants will add up to more than 100%. All other transaction volume-based rankings are based on proceeds, with full credit to each book manager/equal if joint.

International metrics
	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2015	2014	Change
Total net revenue(a)
Europe/Middle East/Africa	$3,496	$3,036	15%
Asia/Pacific	1,263	1,045	21
Latin America/Caribbean	331	276	20
Total international net revenue	5,090	4,357	17
North America	4,492	4,485	—
Total net revenue	$9,582	$8,842	8

Loans (period-end)(a)
Europe/Middle East/Africa	$26,055	$27,878	(7)
Asia/Pacific	19,038	24,759	(23)
Latin America/Caribbean	8,679	8,589	1
Total international loans	53,772	61,226	(12)
North America	44,853	35,019	28
Total loans	$98,625	$96,245	2

Client deposits and other third-party liabilities (average)(a)
Europe/Middle East/Africa	$159,437	$146,543	9
Asia/Pacific	70,917	60,918	16
Latin America/Caribbean	23,442	22,041	6
Total international	$253,796	$229,502	11
North America	190,375	183,049	4
Total client deposits and other third-party liabilities	$444,171	$412,551	8

AUC (period-end) (in billions)(a)
North America	$12,202	$11,508	6
All other regions	8,359	9,627	(13)
Total AUC	$20,561	$21,135	(3)%

(a)
Total net revenue is based predominantly on the domicile of the client or location of the trading desk, as applicable. Loans outstanding (excluding loans held-for-sale and loans at fair value), client deposits and other third-party liabilities, and AUC are based predominantly on the domicile of the client.

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 97–99 of JPMorgan Chase’s 2014 Annual Report.

Selected income statement data
	Three months ended March 31,
(in millions)	2015	2014	Change
Revenue
Lending- and deposit-related fees	$237	$246	(4)%
Asset management, administration and commissions	24	23	4
All other income(a)	375	289	30
Noninterest revenue	636	558	14
Net interest income	1,106	1,120	(1)
Total net revenue(b)	1,742	1,678	4
Provision for credit losses	61	5	NM
Noninterest expense
Compensation expense	309	307	1
Noncompensation expense	400	379	6
Total noninterest expense	709	686	3
Income before income tax expense	972	987	(2)
Income tax expense	374	393	(5)
Net income	$598	$594	1%

(a)	Includes revenue from investment banking products and commercial card transactions.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income from municipal bond activity of $113 million and $104 million for the three months ended March 31, 2015 and 2014, respectively.

Quarterly results
Net income was $598 million, relatively flat compared with prior year.
Net revenue was $1.7 billion, an increase of $64 million compared with the prior year, driven by higher noninterest revenue on record gross investment banking revenue. Net interest income was $1.1 billion, down slightly compared with the prior year, reflecting spread compression on loan and liability products, largely offset by higher balances.
Noninterest expense was $709 million, up $23 million compared with the prior year, driven by higher investment in controls.
The provision for credit losses was $61 million, up $56 million compared with the prior year, predominantly related to Oil & Gas exposures.

Selected metrics
	Three months ended March 31,
(in millions, except ratios)	2015	2014	Change
Revenue by product
Lending	$878	$890	(1)%
Treasury services	589	610	(3)
Investment banking	248	146	70
Other	27	32	(16)
Total Commercial Banking net revenue	$1,742	$1,678	4

Investment banking revenue, gross(a)	$753	$447	68

Revenue by client segment
Middle Market Banking(b)	$677	$700	(3)
Corporate Client Banking(b)	564	462	22
Commercial Term Lending	308	314	(2)
Real Estate Banking	116	119	(3)
Other	77	83	(7)
Total Commercial Banking net revenue	$1,742	$1,678	4%

Financial ratios
Return on common equity	17%	17%
Overhead ratio	41	41

(a)	Represents the total revenue from investment banking products sold to CB clients.

(b)
Effective January 1, 2015, mortgage warehouse lending clients were transferred from Middle Market Banking to Corporate Client Banking. Prior period revenue, period-end loans, and average loans by client segment were revised to conform with the current period presentation.

Selected metrics (continued)
	As of or for the three months ended March 31,
(in millions, except headcount)	2015	2014	Change
Selected balance sheet data (period-end)
Total assets	$197,931	$191,389	3%
Loans:
Loans retained	153,173	138,088	11
Loans held-for-sale and loans at fair value	507	848	(40)
Total loans	$153,680	$138,936	11
Equity	14,000	14,000	—

Period-end loans by client segment
Middle Market Banking(a)	$51,071	$51,006	—
Corporate Client Banking(a)	28,379	21,969	29
Commercial Term Lending	55,824	49,973	12
Real Estate Banking	13,537	11,615	17
Other	4,869	4,373	11
Total Commercial Banking loans	$153,680	$138,936	11

Selected balance sheet data (average)
Total assets	$195,927	$192,748	2
Loans:
Loans retained	149,731	136,651	10
Loans held-for-sale and loans at fair value	557	1,039	(46)
Total loans	$150,288	$137,690	9
Client deposits and other third-party liabilities	210,046	202,944	3
Equity	14,000	14,000	—

Average loans by client segment
Middle Market Banking(a)	$50,538	$50,673	—
Corporate Client Banking(a)	26,653	21,906	22
Commercial Term Lending	54,754	49,395	11
Real Estate Banking	13,472	11,408	18
Other	4,871	4,308	13
Total Commercial Banking loans	$150,288	$137,690	9

Headcount	7,324	6,976	5%

(a)
Effective January 1, 2015, mortgage warehouse lending clients were transferred from Middle Market Banking to Corporate Client Banking. Prior period revenue, period-end loans, and average loans by client segment were revised to conform with the current presentation.

Selected metrics (continued)
	As of or for the three months ended March 31,
(in millions, except ratios)	2015	2014	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$11	$(14)	NM
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	304	468	(35)%
Nonaccrual loans held-for-sale and loans at fair value	12	17	(29)
Total nonaccrual loans	316	485	(35)
Assets acquired in loan satisfactions	5	20	(75)
Total nonperforming assets	321	505	(36)
Allowance for credit losses:
Allowance for loan losses	2,519	2,690	(6)
Allowance for lending-related commitments	162	141	15
Total allowance for credit losses	2,681	2,831	(5)%
Net charge-off/(recovery) rate(b)	0.03%	(0.04)%
Allowance for loan losses to period-end loans retained	1.64	1.95
Allowance for loan losses to nonaccrual loans retained(a)	829	575
Nonaccrual loans to total period-end loans	0.21	0.35

(a)	Allowance for loan losses of $29 million and $86 million was held against nonaccrual loans retained at March 31, 2015 and 2014, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 100–102 of JPMorgan Chase’s 2014 Annual Report.

Selected income statement data
(in millions, except ratios and headcount)	Three months ended March 31,
	2015	2014	Change
Revenue
Asset management, administration and commissions	$2,229	$2,100	6%
All other income	155	118	31
Noninterest revenue	2,384	2,218	7
Net interest income	621	582	7
Total net revenue	3,005	2,800	7

Provision for credit losses	4	(9)	NM

Noninterest expense
Compensation expense	1,289	1,256	3
Noncompensation expense	886	819	8
Total noninterest expense	2,175	2,075	5

Income before income tax expense	826	734	13
Income tax expense	324	280	16
Net income	$502	$454	11

Revenue by line of business
Global Investment Management	$1,533	$1,418	8
Global Wealth Management	1,472	1,382	7
Total net revenue	$3,005	$2,800	7

Financial ratios
Return on common equity	22%	20%
Overhead ratio	72	74
Pretax margin ratio:
Global Investment Management	30	26
Global Wealth Management	25	26
Asset Management	27	26

Headcount	20,095	20,056	—

Number of client advisors	2,803	2,925	(4)%
Quarterly results
Net income was $502 million, an increase of $48 million from the prior year, reflecting higher revenue, largely offset by higher noninterest expense.
Net revenue was $3.0 billion, an increase of $205 million from the prior year, driven by higher noninterest revenue on net client inflows and higher market levels, and higher net interest income on higher deposit and loan balances.
Noninterest expense was $2.2 billion, an increase of $100 million from the prior year, driven by continued investment in both infrastructure and controls.

Selected metrics	As of or for the three months ended March 31,
(in millions, except ranking data and ratios)	2015	2014	Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	56%	47%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	75	65
3 years	75	68
5 years	79	67

Selected balance sheet data (period-end)
Total assets	$126,233	$124,478	1%
Loans(c)	104,165	96,934	7
Deposits	155,347	147,760	5
Equity	9,000	9,000	—

Selected balance sheet data (average)
Total assets	$126,276	$122,668	3
Loans	103,286	95,661	8
Deposits	158,240	149,432	6
Equity	9,000	9,000	—

Credit data and quality statistics
Net charge-offs	$3	$5	(40)
Nonaccrual loans	175	204	(14)
Allowance for credit losses:
Allowance for loan losses	271	263	3
Allowance for lending-related commitments	5	5	—
Total allowance for credit losses	276	268	3%
Net charge-off rate	0.01%	0.02%
Allowance for loan losses to period-end loans	0.26	0.27
Allowance for loan losses to nonaccrual loans	155	129
Nonaccrual loans to period-end loans	0.17	0.21

(a)
Represents the “overall star rating” derived from Morningstar for the U.S., the U.K., Luxembourg, Hong Kong and Taiwan domiciled funds; and Nomura “star rating” for Japan domiciled funds. Includes only retail open ended mutual funds that have a rating. Excludes money market funds, Undiscovered Managers Fund, and Brazil and India domiciled funds.

(b)
Quartile ranking sourced from: Lipper for the U.S. and Taiwan domiciled funds; Morningstar for the U.K., Luxembourg and Hong Kong domiciled funds; Nomura for Japan domiciled funds and FundDoctor for South Korea domiciled funds. Includes only retail open ended mutual funds that are ranked by the aforementioned sources. Excludes money market funds, Undiscovered Managers Fund, and Brazil and India domiciled funds.

(c)
Included $23.0 billion and $19.7 billion of prime mortgage loans reported in the Consumer, excluding credit card, loan portfolio at March 31, 2015 and 2014, respectively. For the same periods, excluded $2.6 billion and $3.4 billion, respectively, of prime mortgage loans reported in the Chief Investment Office (“CIO”) portfolio within the Corporate segment.

Client assets
Assets under management were $1.8 trillion, an increase of $111 billion from the prior year, due to net inflows to long-term and liquidity products and the effect of higher market levels.
Client assets were $2.4 trillion, an increase of $11 billion, or flat compared with the prior year. Excluding Retirement Plan Services, client assets were up 7% compared with the prior year.

Client assets	March 31,
(in billions)	2015	2014	Change
Assets by asset class
Liquidity	$454	$444	2%
Fixed income	359	340	6
Equity	380	373	2
Multi-asset and alternatives	566	491	15
Total assets under management	1,759	1,648	7
Custody/brokerage/administration/deposits	646	746	(13)
Total client assets	$2,405	$2,394	—

Memo:
Alternatives client assets(a)	$168	$160	5

Assets by client segment
Private Banking	$440	$377	17
Institutional	825	773	7
Retail	494	498	(1)
Total assets under management	$1,759	$1,648	7

Private Banking	$1,073	$992	8
Institutional	833	773	8
Retail	499	629	(21)
Total client assets	$2,405	$2,394	—

(a)	Represents assets under management, as well as client balances in brokerage accounts.

Client assets (continued)	Three months ended March 31,
(in billions)	2015	2014
Assets under management rollforward
Beginning balance	$1,744	$1,598
Net asset flows:
Liquidity	(1)	(6)
Fixed income	2	5
Equity	4	3
Multi-asset and alternatives	10	12
Market/performance/other impacts	—	36
Ending balance, March 31	$1,759	$1,648

Client assets rollforward
Beginning balance	$2,387	$2,343
Net asset flows	17	15
Market/performance/other impacts	1	36
Ending balance, March 31	$2,405	$2,394

International metrics	As of or for the three months ended March 31,
(in billions, except where otherwise noted)	2015	2014	Change
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$471	$491	(4)%
Asia/Pacific	286	275	4
Latin America/Caribbean	197	198	(1)
Total international net revenue	954	964	(1)
North America	2,051	1,836	12
Total net revenue	$3,005	$2,800	7

Assets under management
Europe/Middle East/Africa	$324	$310	5
Asia/Pacific	129	133	(3)
Latin America/Caribbean	46	49	(6)
Total international assets under management	499	492	1
North America	1,260	1,156	9
Total assets under management	$1,759	$1,648	7

Client assets
Europe/Middle East/Africa	$373	$372	—
Asia/Pacific	179	180	(1)
Latin America/Caribbean	112	119	(6)
Total international client assets	664	671	(1)
North America	1,741	1,723	1
Total client assets	$2,405	$2,394	—

(a)	Regional revenue is based on the domicile of the client.

CORPORATE
For a discussion of Corporate, see pages 103–104 of JPMorgan Chase’s 2014 Annual Report.

Selected income statement data
	As of or for the three months ended March 31,
(in millions, except headcount)	2015	2014	Change
Revenue
Principal transactions	$100	$350	(71)%
Securities gains	53	26	104
All other income	(113)	148	NM
Noninterest revenue	40	524	(92)
Net interest income	(253)	(525)	52
Total net revenue(a)	(213)	(1)	NM

Provision for credit losses	(5)	(11)	55

Noninterest expense
Compensation expense	892	687	30
Noncompensation expense(b)	946	683	39
Subtotal	1,838	1,370	34
Net expense allocated to other businesses	(1,686)	(1,536)	(10)
Total noninterest expense	152	(166)	NM
Income/(loss) before income tax expense/(benefit)	(360)	176	NM
Income tax expense/(benefit)	(418)	61	NM
Net income	$58	$115	(50)
Total net revenue
Treasury and CIO	(378)	(367)	(3)
Other Corporate(c)	165	366	(55)
Total net revenue	$(213)	$(1)	NM
Net income/(loss)
Treasury and CIO	(221)	(319)	31
Other Corporate(c)	279	434	(36)
Total net income	$58	$115	(50)
Total assets (period-end)	$943,085	$839,625	12
Headcount	27,019	22,474	20%

(a)
Included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $203 million and $164 million for the three months ended March 31, 2015, and 2014, respectively.

(b)	Included legal expense of $305 million for the three months ended March 31, 2015; legal expense for the three months ended March 31, 2014 was not material.

(c)
Effective with the first quarter of 2015, the Firm began including the results of Private Equity in the Other Corporate line within the Corporate segment. Prior period amounts have been revised to conform with the current period presentation. The Corporate segment’s balance sheets and results of operations were not impacted by this reporting change.

Quarterly results
Net income was $58 million, compared with net income of $115 million in the prior year. Lower net revenue and higher expense were largely offset by a benefit from tax adjustments of $177 million versus a tax charge of approximately $90 million in the prior year. Treasury & CIO was a net loss of $221 million, which included a $173 million pre-tax loss primarily related to the accelerated amortization of cash flow hedges associated with the exit of certain non-operational deposits.
Net revenue was a loss of $213 million, compared with a loss of $1 million in the prior year, driven by lower private equity gains.
Noninterest expense was $152 million, an increase of $318 million from the prior year, driven by higher legal expense.
Treasury and CIO overview
For a discussion of Treasury and CIO, see page 104 of the Firm’s 2014 Annual Report.
At March 31, 2015, the total Treasury and CIO investment securities portfolio was $327.9 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). See Note 11 for further information on the details of the Firm’s investment securities portfolio.
For further information on liquidity and funding risk, see Liquidity Risk Management on pages 64–68. For information on interest rate, foreign exchange and other risks, Treasury and CIO Value-at-risk (“VaR”) and the Firm’s structural interest rate-sensitive revenue at risk, see Market Risk Management on pages 49–52.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions)	2015	2014	Change
Securities gains	$53	$26	104%
Investment securities portfolio (average)(a)	333,692	345,147	(3)
Investment securities portfolio (period-end)(b)	327,859	345,021	(5)
Mortgage loans (average)	2,790	3,670	(24)
Mortgage loans (period-end)	2,664	3,522	(24)%

(a)	Average investment securities included held-to-maturity balances of $49.3 billion and $43.9 billion for the three months ended March 31, 2015, and 2014.

(b)	Period-end investment securities included held-to-maturity balance of $49.3 billion and $47.3 billion or the three months ended March 31, 2015, and 2014 respectively.

Private equity portfolio information(a)(b)
(in millions)	March 31, 2015	December 31, 2014	Change
Carrying value	$3,064	$5,866	(48)%
Cost	4,485	6,281	(29)%

(a)	For more information on the Firm’s methodologies regarding the valuation of the private equity portfolio, see Note 3 of JPMorgan Chase’s 2014 Annual Report.

(b)	The sale of a portion of the Private Equity business was completed on January 9, 2015.

ENTERPRISE-WIDE RISK MANAGEMENT
Risk is an inherent part of JPMorgan Chase’s business activities. When the Firm extends a consumer or wholesale loan, advises customers on their investment decisions, makes markets in securities, or conducts any number of other services or activities, the Firm takes on some degree of risk. The Firm’s overall objective in managing risk is to protect the safety and soundness of the Firm, avoid excessive risk taking, and manage and balance risk in a manner that serves the interest of our clients, customers and shareholders.
The Firm’s approach to risk management covers a broad spectrum of risk areas, such as credit, market, liquidity, model, structural interest rate, principal, country, operational, fiduciary and reputation risk.
The Firm believes that effective risk management requires:

•	Acceptance of responsibility, including identification and escalation of risk issues, by all individuals within the Firm;

•	Ownership of risk management within each line of business and corporate functions; and

•	Firmwide structures for risk governance.

Firmwide Risk Management is overseen and managed on an enterprise-wide basis. The Firm’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Risk Officer (“CRO”) and Chief Operating Officer (“COO”) develop and set the risk management framework and governance structure for the Firm, which is intended to provide comprehensive controls and ongoing management of the major risks inherent in the Firm’s business activities. The Firm’s risk management framework is intended to create a culture of transparency, awareness and personal responsibility through reporting, collaboration, discussion, escalation and sharing of information. The CEO, CFO, CRO and COO are ultimately responsible and accountable to the Firm’s Board of Directors.
The Firm’s risk culture strives for continual improvement through ongoing employee training and development, as well as talent retention. The Firm also approaches its incentive compensation arrangements through an integrated risk, compensation and financial management framework to encourage a culture of risk awareness and personal accountability.

The following provides an index of key risk management disclosures. For further information on these disclosures, refer to the page references noted below in both this Form 10-Q and JPMorgan Chase’s 2014 Annual Report.

Risk disclosure	Form 10-Q page reference	Annual Report page reference
Enterprise- Wide Risk Management	32-68	105–160
Risk governance		106–109
Credit Risk Management	33-48	110–130
Credit Portfolio		112
Consumer Credit Portfolio	34-39	113–119
Wholesale Credit Portfolio	40-45	120–127
Allowance For Credit Losses	46-48	128–130
Market Risk Management	49-52	131–136
Risk identification and classification		132
Value-at-risk	49-51	133–135
Economic-value stress testing		135
Earnings-at-risk	52	136
Country Risk Management	53	137–138
Model Risk Management		139
Principal Risk Management		140
Operational Risk Management	54	141–143
Operational Risk Capital Measurement		141–142
Cybersecurity	54	142
Business and Technology resiliency		142–143
Legal Risk Management		144
Compliance Risk Management		144
Fiduciary Risk management		145
Reputation Risk Management		145
Capital Management	55-63	146–155
Liquidity Risk Management	64-68	156–160
HQLA	64	157
Funding	64-67	157–160
Credit ratings	67-68	160

CREDIT RISK MANAGEMENT
Credit risk is the risk of loss arising from the default of a customer, client or counterparty. The Firm provides credit to a variety of customers, ranging from large corporate and institutional clients to individual consumers and small businesses. For a further discussion of the Firm’s Credit Risk Management framework and organization, and the identification, monitoring and management of credit risks, see Credit Risk Management on pages 110–130 of JPMorgan Chase’s 2014 Annual Report.
In the following tables, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale (which are carried at the lower of cost or fair value, with valuation changes recorded in noninterest revenue); and certain loans accounted for at fair value. In addition, the Firm records certain loans accounted for at fair value in trading assets. For further information regarding these loans, see Note 3. For additional information on the Firm’s loans and derivative receivables, including the Firm’s accounting policies, see Note 13 and Note 5, respectively.
For further information regarding the credit risk inherent in the Firm’s investment securities portfolio, see Note 11 of this Form 10-Q and Note 12 of JPMorgan Chase’s 2014 Annual Report.
For information on the changes in the credit portfolio, see Consumer Credit Portfolio on pages 34–39, and Wholesale Credit Portfolio on pages 40–45 of this Form 10-Q.
Effective January 1, 2015, the Firm no longer includes within its disclosure of wholesale lending-related commitments the unused amount of advised uncommitted lines of credit as it is within the Firm’s discretion whether or not to make a loan under these lines, and the Firm’s approval is generally required prior to funding. Prior period amounts have been revised to conform with the current period presentation.

Total credit portfolio
	Credit exposure		Nonperforming(b)(c)(d)
(in millions)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
Loans retained	$756,971	$747,508	$6,921	$7,017
Loans held-for-sale	4,924	7,217	20	95
Loans at fair value	2,290	2,611	20	21
Total loans – reported	764,185	757,336	6,961	7,133
Derivative receivables	81,574	78,975	249	275
Receivables from customers and other	22,777	29,080	—	—
Total credit-related assets	868,536	865,391	7,210	7,408
Assets acquired in loan satisfactions
Real estate owned	NA	NA	459	515
Other	NA	NA	45	44
Total assets acquired in loan satisfactions	NA	NA	504	559
Total assets	868,536	865,391	7,714	7,967
Lending-related commitments	949,166	950,997	131	103
Total credit portfolio	$1,817,702	$1,816,388	$7,845	$8,070
Credit portfolio management derivatives notional, net(a)	$(28,557)	$(26,703)	$—	$—
Liquid securities and other cash collateral held against derivatives	(19,749)	(19,604)	NA	NA

(in millions, except ratios)	Three months ended March 31,
	2015	2014
Net charge-offs	$1,052	$1,269
Average retained loans
Loans – reported	750,036	720,530
Loans – reported, excluding residential real estate PCI loans	704,072	668,120
Net charge-off rates
Loans – reported	0.57%	0.71%
Loans – reported, excluding PCI	0.61	0.77

(a)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 45 and Note 5.

(b)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(c)
At March 31, 2015, and December 31, 2014, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.5 billion and $7.8 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the FFELP of $346 million and $367 million, respectively, that are 90 or more days past due; and (3) real estate owned (“REO”) insured by U.S. government agencies of $469 million and $462 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

(d)	At March 31, 2015, and December 31, 2014, total nonaccrual loans represented 0.91% and 0.94%, respectively, of total loans.

CONSUMER CREDIT PORTFOLIO
The Firm’s consumer portfolio consists primarily of residential real estate loans, credit card loans, auto loans, business banking loans, and student loans. The Firm’s focus is on serving the prime segment of the consumer credit market. For further information on consumer loans, see Note 13 of this Form 10-Q and Consumer Credit Portfolio on pages 113–119 and Note 14 of JPMorgan Chase’s 2014 Annual Report.

The following table presents consumer credit-related information with respect to the credit portfolio held by CCB, prime mortgage and home equity loans held by AM, and prime mortgage loans held by Corporate.

Consumer credit portfolio							Three months ended March 31,
(in millions, except ratios)	Credit exposure				Nonaccrual loans(f)(g)		Net charge-offs/(recoveries)(h)		Average annual net charge-off/(recovery) rate(h)(i)
	Mar 31, 2015		Dec 31, 2014		Mar 31, 2015	Dec 31, 2014	2015	2014	2015	2014
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Home equity – senior lien	$15,922		$16,367		$930	$938	$20	$27	0.50%	0.65%
Home equity – junior lien	34,968		36,375		1,539	1,590	71	139	0.81	1.41
Prime mortgage, including option ARMs	117,275		104,921		2,119	2,190	14	(3)	0.05	(0.01)
Subprime mortgage	4,826		5,056		1,010	1,036	1	13	0.08	0.75
Auto(a)	55,455		54,536		95	115	51	41	0.38	0.32
Business banking	20,375		20,058		268	279	59	76	1.19	1.63
Student and other	10,740		10,970		264	270	48	75	1.79	2.64
Total loans, excluding PCI loans and loans held-for-sale	259,561		248,283		6,225	6,418	264	368	0.42	0.63
Loans – PCI
Home equity	16,638		17,095		NA	NA	NA	NA	NA	NA
Prime mortgage	9,916		10,220		NA	NA	NA	NA	NA	NA
Subprime mortgage	3,559		3,673		NA	NA	NA	NA	NA	NA
Option ARMs	15,243		15,708		NA	NA	NA	NA	NA	NA
Total loans – PCI	45,356		46,696		NA	NA	NA	NA	NA	NA
Total loans – retained	304,917		294,979		6,225	6,418	264	368	0.36	0.52
Loans held-for-sale	298	(e)	395	(e)	16	91	—	—	—	—
Total consumer, excluding credit card loans	305,215		295,374		6,241	6,509	264	368	0.36	0.52
Lending-related commitments(b)	60,151		58,153
Receivables from customers(c)	105		108
Total consumer exposure, excluding credit card	365,471		353,635
Credit card
Loans retained(d)	120,835		128,027		—	—	789	888	2.62	2.93
Loans held-for-sale	2,422		3,021		—	—	—	—	—	—
Total credit card loans	123,257		131,048		—	—	789	888	2.62	2.93
Lending-related commitments(b)	533,511		525,963
Total credit card exposure	656,768		657,011
Total consumer credit portfolio	$1,022,239		$1,010,646		$6,241	$6,509	$1,053	$1,256	1.01%	1.24%
Memo: Total consumer credit portfolio, excluding PCI	$976,883		$963,950		$6,241	$6,509	$1,053	$1,256	1.14%	1.42%

(a)	At March 31, 2015, and December 31, 2014, excluded operating lease-related assets of $7.1 billion and $6.7 billion, respectively.

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

(f)
At March 31, 2015, and December 31, 2014, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $7.5 billion and $7.8 billion, respectively, that are 90 or more days past due; and (2) student loans insured by U.S. government agencies under the FFELP of $346 million and $367 million, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

(g)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(h)
Net charge-offs and the net charge-off rates excluded $55 million and $61 million of write-offs in the PCI portfolio for the three months ended March 31, 2015 and 2014, respectively. These write-offs decreased the allowance for loan losses for PCI loans. See Consumer Credit Portfolio on pages 113–119 of JPMorgan Chase’s 2014 Annual Report for further details.

(i)
Average consumer loans held-for-sale were $3.0 billion and $656 million for the three months ended March 31, 2015 and 2014, respectively. These amounts were excluded when calculating net charge-off rates.

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances increased during the three months ended March 31, 2015, predominantly due to originations of high-quality prime mortgage loans that have been retained, partially offset by paydowns and the charge-off or liquidation of delinquent loans. Credit performance has improved across most portfolios as the economy strengthened and home prices increased.
In the following discussion of loan and lending-related categories, PCI loans are excluded from individual loan product discussions and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, see Note 14 of JPMorgan Chase’s 2014 Annual Report.
Home equity: The home equity portfolio declined from 2014 year-end primarily reflecting loan paydowns and charge-offs. Early-stage delinquencies showed improvement from December 31, 2014. Late-stage delinquencies continue to be elevated as improvement in the number of loans becoming severely delinquent was offset by lower write-downs on these delinquent loans, reflecting higher collateral values. Both senior and junior lien nonaccrual loans decreased from December 31, 2014. Net charge-offs for the three months ended March 31, 2015 for both senior and junior lien home equity loans declined when compared with the same period of the prior year as a result of improvement in home prices and delinquencies, but charge-offs remain elevated compared with pre-recessionary levels.
Approximately 15% of the Firm’s home equity portfolio consists of home equity loans (“HELOANs”) and the remainder consists of home equity lines of credit (“HELOCs”). Approximately half of the HELOANs are senior liens and the remainder are junior liens. For further information on the Firm’s home equity portfolio, see Consumer Credit Portfolio on pages 113–119 of JPMorgan Chase’s 2014 Annual Report.
The unpaid principal balance of HELOCs outstanding was $45 billion at March 31, 2015. Of the $45 billion, approximately $27 billion have recently recast or are scheduled to recast from interest-only to fully amortizing payments, with $4 billion having recast to date; $5 billion, $7 billion, and $6 billion scheduled to recast in the remainder of 2015, 2016 and 2017, respectively; and $5 billion scheduled to recast after 2017. However, of the total $23 billion still remaining to recast, $16 billion are expected to actually recast; and the remaining $7 billion represent loans to borrowers who are expected either to pre-pay or charge-off prior to recast. The Firm has considered this payment recast risk in its allowance for loan losses based upon the estimated amount of payment shock (i.e., the excess of the fully-amortizing payment over the interest-only payment in effect prior to recast) expected to occur at the payment recast date, along with the corresponding estimated probability of default and loss severity assumptions. Certain factors, such as future developments in both unemployment rates and home prices, could have a significant impact on the performance of these loans.
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
High-risk seconds are loans where the borrower has a senior lien loan that is either delinquent or has been modified. Such loans are considered to pose a higher risk of default than junior lien loans for which the senior lien is neither delinquent nor modified. At March 31, 2015, the Firm estimated that its home equity portfolio contained approximately $1.7 billion of current junior lien loans that were considered high risk seconds, compared with $1.8 billion at December 31, 2014. The Firm estimates the balance of its total exposure to high-risk seconds on a quarterly basis using internal data and loan level credit bureau data (which typically provides the delinquency status of the senior lien). The estimated balance of these high-risk seconds may vary from quarter to quarter for reasons such as the movement of related senior liens into and out of the 30+ day delinquency bucket.

Current high-risk seconds
(in billions)	March 31, 2015	December 31, 2014
Junior liens subordinate to:
Modified current senior lien	$0.7	$0.7
Senior lien 30 – 89 days delinquent	0.5	0.5
Senior lien 90 days or more delinquent(a)	0.5	0.6
Total current high-risk seconds	$1.7	$1.8

(a)
Junior liens subordinate to senior liens that are 90 days or more past due are classified as nonaccrual loans. At both March 31, 2015, and December 31, 2014, excluded approximately $50 million of junior liens that are performing but not current, which were placed on nonaccrual status in accordance with the regulatory guidance.

Of the estimated $1.7 billion of high-risk junior liens at March 31, 2015, the Firm owns approximately 10% and services approximately 25% of the related senior lien loans to the same borrowers. The performance of the Firm’s junior lien loans is generally consistent regardless of whether the Firm owns, services or does not own or service the senior lien. The increased probability of default associated with these higher-risk junior lien loans was considered in estimating the allowance for loan losses.
Mortgage: Prime mortgages, including option adjustable-rate mortgages (“ARMs”) and loans held-for-sale, increased from December 31, 2014 as originations of high-quality loans that have been retained were partially offset by paydowns, the run-off of option ARM loans and the charge-off or liquidation of delinquent loans. Excluding loans insured by U.S. government agencies, both early-stage and late-stage delinquencies showed improvement from December 31, 2014. Nonaccrual loans decreased from December 31, 2014 but remain elevated primarily as a result of loss mitigation activities. Net charge-offs remain low, reflecting continued improvement in home prices and delinquencies.
At March 31, 2015, and December 31, 2014, the Firm’s prime mortgage portfolio included $12.3 billion and $12.4 billion, respectively, of mortgage loans insured and/or guaranteed by U.S. government agencies, of which $9.2 billion and $9.7 billion, respectively, were 30 days or more past due (of these past due loans, $7.5 billion and $7.8 billion, respectively, were 90 days or more past due). The Firm has entered into a settlement regarding loans insured under federal mortgage insurance programs overseen by the FHA, HUD, and VA; the Firm will continue to monitor exposure on future claim payments for government insured loans, but any financial impact related to exposure on future claims is not expected to be significant and was considered in estimating the allowance for loan losses. For further discussion of the settlement, see Note 31 of JPMorgan Chase’s 2014 Annual Report.
At March 31, 2015, and December 31, 2014, the Firm’s prime mortgage portfolio included $16.5 billion and $16.3 billion, respectively, of interest-only loans, which represented 14% and 15%, respectively, of the prime mortgage portfolio. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. To date, losses on this portfolio generally have been consistent with the broader prime mortgage portfolio and the Firm’s expectations. The Firm continues to monitor the risks associated with these loans.
Subprime mortgages continued to decrease due to portfolio runoff. Early-stage and late-stage delinquencies have improved from December 31, 2014. Net charge-offs improved as a result of improvement in home prices and delinquencies compared with the same period of the prior year.
Auto: Auto loans increased compared to December 31, 2014 as new originations outpaced paydowns and payoffs. Nonaccrual loans improved compared with December 31, 2014. Net charge-offs for the three months ended March 31, 2015 increased compared with the same period of the prior year, reflecting higher average loss per default as new car prices have increased but used car valuations remained essentially flat. The auto loan portfolio reflects a high concentration of prime-quality credits.

Business banking: Business banking loans increased compared with December 31, 2014 as new originations outpaced paydowns and payoffs. Nonaccrual loans improved compared with December 31, 2014. Net charge-offs for the three months ended March 31, 2015 decreased from the same period of the prior year.
Student and other: Student and other loans decreased from December 31, 2014 due primarily to the run-off of the student loan portfolio. Student nonaccrual loans decreased from December 31, 2014. Net charge-offs for the three months ended March 31, 2015 decreased from the same period of the prior year.
Purchased credit-impaired loans: PCI loans acquired in the Washington Mutual transaction decreased as the portfolio continues to run off.
As of March 31, 2015, approximately 15% of the option ARM PCI loans were delinquent and approximately 58% of the portfolio has been modified into fixed-rate, fully amortizing loans. Substantially all of the remaining loans are making amortizing payments, although such payments are not necessarily fully amortizing. This latter group of loans is subject to the risk of payment shock due to future payment recast. Default rates generally increase on option ARM loans when payment recast results in a payment increase. The expected increase in default rates is considered in the Firm’s quarterly impairment assessment.
The following table provides a summary of lifetime principal loss estimates included in either the nonaccretable difference or the allowance for loan losses.

Summary of PCI loans lifetime principal loss estimates
	Lifetime loss estimates(a)		LTD liquidation losses(b)
(in billions)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
Home equity	$14.6	$14.6	$12.6	$12.4
Prime mortgage	3.8	3.8	3.6	3.5
Subprime mortgage	3.4	3.3	2.9	2.8
Option ARMs	9.9	9.9	9.3	9.3
Total	$31.7	$31.6	$28.4	$28.0

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses was $2.0 billion and $2.3 billion at March 31, 2015, and December 31, 2014, respectively.

(b)	Life-to-date (“LTD”) liquidation losses represent both realization of loss upon loan resolution and any principal forgiven upon modification.

Current estimated LTVs of residential real estate loans
The current estimated average loan-to-value (“LTV”) ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 61% at both March 31, 2015 and December 31, 2014.
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

LTV ratios and ratios of carrying values to current estimated collateral values – PCI loans
	March 31, 2015					December 31, 2014
(in millions, except ratios)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)
Home equity	$17,086	82%	(b)	$14,880	71%	$17,740	83%	(b)	$15,337	72%
Prime mortgage	9,943	74		8,778	66	10,249	76		9,027	67
Subprime mortgage	4,490	80		3,379	60	4,652	82		3,493	62
Option ARMs	15,946	72		15,049	68	16,496	74		15,514	70

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

(c)
Net carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition and is also net of the allowance for loan losses at March 31, 2015, and December 31, 2014 of $1.1 billion and $1.2 billion for prime mortgage, respectively, and $194 million for option ARMs, $1.8 billion for home equity, and $180 million for subprime mortgage for both periods.

The current estimated average LTV ratios were 76% and 86% for California and Florida PCI loans, respectively, at March 31, 2015, compared with 77% and 88%, respectively, at December 31, 2014. Average LTV ratios have declined consistent with recent improvements in home prices. Although home prices have improved, home prices in most areas of California and Florida are still lower than at the peak of the housing market; this continues to negatively contribute to current estimated average LTV ratios and the ratio of net carrying value to current estimated collateral value for loans in the PCI portfolio.
For further information on current estimated LTVs of residential real estate loans, see Note 13.
Geographic composition of residential real estate loans
For information on the geographic composition of the Firm’s residential real estate loans, see Note 13.
Loan modification activities – residential real estate loans
The performance of modified loans generally differs by product type due to differences in both the credit quality and the types of modifications provided. Performance metrics for modifications to the residential real estate portfolio, excluding PCI loans, that have been seasoned more than six months show weighted-average redefault rates of 19% for senior lien home equity, 22% for junior lien home equity, 16% for prime mortgages including option ARMs, and 29% for subprime mortgages. The cumulative performance metrics for modifications to the PCI residential real estate portfolio seasoned more than six months show weighted average redefault rates of 20% for home equity, 17% for prime mortgages, 15% for option ARMs and 31% for subprime mortgages. The favorable performance of the PCI option ARM modifications is the result of a targeted proactive program which fixed the borrower’s payment to the amount at the point of modification. The cumulative redefault rates reflect the performance of modifications completed under both the Home Affordable Modification Program (“HAMP”) and the Firm’s proprietary modification programs (primarily the Firm’s modification program that was modeled after HAMP) from October 1, 2009, through March 31, 2015.
Certain loans that were modified under HAMP and the Firm’s proprietary modification programs have interest rate reset provisions (“step-rate modifications”). Interest rates on these loans generally began to increase beginning in 2014 by 1% per year until the rate reaches a specified cap, typically at a prevailing market interest rate for a fixed-rate loan as of the modification date. The carrying value of non-PCI loans modified in step-rate modifications was $4 billion at March 31, 2015, with $1 billion that have recently experienced or are scheduled to experience the initial interest rate increase in each of 2015, 2016 and 2017. The unpaid principal balance of PCI loans modified in step-rate modifications was $10 billion at March 31, 2015, with $2 billion, $3 billion, and $2 billion that have recently experienced or are scheduled to experience the initial interest rate increase in 2015, 2016 and 2017, respectively. The impact of these potential interest rate increases is considered in the Firm’s allowance for loan losses. The Firm will continue to monitor this risk exposure to ensure that it is appropriately considered in the Firm’s allowance for loan losses.
The following table presents information as of March 31, 2015, and December 31, 2014, relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. For further information on modifications for the three months ended March 31, 2015 and 2014, see
Note 13.

Modified residential real estate loans
	March 31, 2015		December 31, 2014
(in millions)	Retained loans	Non-accrual retained loans(d)	Retained loans	Non-accrual retained loans(d)
Modified residential real estate loans, excluding PCI loans(a)(b)
Home equity – senior lien	$1,087	$623	$1,101	$628
Home equity – junior lien	1,293	620	1,304	632
Prime mortgage, including option ARMs	5,738	1,517	6,145	1,559
Subprime mortgage	2,705	898	2,878	931
Total modified residential real estate loans, excluding PCI loans	$10,823	$3,658	$11,428	$3,750
Modified PCI loans(c)
Home equity	$2,538	NA	$2,580	NA
Prime mortgage	6,155	NA	6,309	NA
Subprime mortgage	3,537	NA	3,647	NA
Option ARMs	11,384	NA	11,711	NA
Total modified PCI loans	$23,614	NA	$24,247	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At March 31, 2015, and December 31, 2014, $4.8 billion and $4.9 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 15.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
As of March 31, 2015, and December 31, 2014, nonaccrual loans included $2.8 billion and $2.9 billion respectively of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status, see Note 13.

Nonperforming assets
The following table presents information as of March 31, 2015, and December 31, 2014, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	March 31, 2015	December 31, 2014
Nonaccrual loans(b)
Residential real estate	$5,614	$5,845
Other consumer	627	664
Total nonaccrual loans	6,241	6,509
Assets acquired in loan satisfactions
Real estate owned	390	437
Other	37	36
Total assets acquired in loan satisfactions	427	473
Total nonperforming assets	$6,668	$6,982

(a)
At March 31, 2015, and December 31, 2014, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.5 billion and $7.8 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the FFELP of $346 million and $367 million, respectively, that are 90 or more days past due; and (3) real estate owned insured by U.S. government agencies of $469 million and $462 million, respectively. These amounts have been excluded based upon the government guarantee.

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

Nonaccrual loans in the residential real estate portfolio totaled $5.6 billion at March 31, 2015, of which 31% were greater than 150 days past due, compared with nonaccrual residential real estate loans of $5.8 billion at December 31, 2014, of which 32% were greater than 150 days past due. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 47% and 50% to the estimated net realizable value of the collateral at March 31, 2015, and December 31, 2014, respectively.
Active and suspended foreclosure: For information on loans that were in the process of active or suspended foreclosure, see Note 13.

Nonaccrual loans: The following table presents changes in consumer, excluding credit card, nonaccrual loans for the three months ended March 31, 2015 and 2014.

Nonaccrual loans
Three months ended March 31,
(in millions)	2015	2014
Beginning balance	$6,509	$7,496
Additions	980	1,461
Reductions:
Principal payments and other(a)	442	391
Charge-offs	211	389
Returned to performing status	450	624
Foreclosures and other liquidations	145	183
Total reductions	1,248	1,587
Net additions/(reductions)	(268)	(126)
Ending balance	$6,241	$7,370

(a)	Other reductions includes loan sales.

Credit Card
Total credit card loans decreased from December 31, 2014 due to seasonality and the transfer of commercial card loans to the CIB. The 30+ day delinquency rate decreased to 1.41% at March 31, 2015, from 1.44% at December 31, 2014 and remains near record lows. For the three months ended March 31, 2015 and 2014, the net charge-off rates were 2.62% and 2.93%, respectively. Charge-offs have improved for the three months ended March 31, 2015 compared with the prior year period as a result of lower delinquent loans. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification. For information on the geographic composition of the Firm’s credit card loans, see Note 13.
Modifications of credit card loans
At March 31, 2015, and December 31, 2014, the Firm had $1.9 billion and $2.0 billion, respectively, of credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms because the cardholder did not comply with the modified payment terms. The decrease in modified credit card loans outstanding from December 31, 2014, was attributable to a reduction in new modifications as well as ongoing payments and charge-offs on previously modified credit card loans.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged-off. However, the Firm establishes an allowance, which is offset against loans and charged to interest income, for the estimated uncollectible portion of accrued interest and fee income.
For additional information about loan modification programs to borrowers, see Consumer Credit Portfolio on pages 34–39 and Note 13.

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
As of March 31, 2015, wholesale credit exposure (primarily CIB, CB, and AM) continued to experience a generally favorable credit environment and stable credit quality trends with low levels of criticized exposure, nonaccrual loans and charge-offs.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
Loans retained	$331,219	$324,502	$696	$599
Loans held-for-sale	2,204	3,801	4	4
Loans at fair value	2,290	2,611	20	21
Loans – reported	335,713	330,914	720	624
Derivative receivables	81,574	78,975	249	275
Receivables from customers and other(a)	22,672	28,972	—	—
Total wholesale credit-related assets	439,959	438,861	969	899
Lending-related commitments	355,504	366,881	131	103
Total wholesale credit exposure	$795,463	$805,742	$1,100	$1,002
Credit portfolio management derivatives notional, net(b)	$(28,557)	$(26,703)	$—	$—
Liquid securities and other cash collateral held against derivatives	(19,749)	(19,604)	NA	NA

(a)
Receivables from customers and other include $22.4 billion and $28.8 billion of margin loans at March 31, 2015, and December 31, 2014, respectively, to prime and retail brokerage customers; these are classified in accrued interest and accounts receivable on the Consolidated balance sheets.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 45, and Note 5.

(c)	Excludes assets acquired in loan satisfactions.

The following tables present the maturity and ratings profiles of the wholesale credit portfolio as of March 31, 2015, and December 31, 2014. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(e)				Ratings profile
March 31, 2015	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$111,243	$140,451	$79,525	$331,219	$248,873	$82,346	$331,219	75%
Derivative receivables				81,574			81,574
Less: Liquid securities and other cash collateral held against derivatives				(19,749)			(19,749)
Total derivative receivables, net of all collateral	19,975	17,015	24,835	61,825	52,529	9,296	61,825	85
Lending-related commitments	85,068	259,808	10,628	355,504	264,948	90,556	355,504	75
Subtotal	216,286	417,274	114,988	748,548	566,350	182,198	748,548	76
Loans held-for-sale and loans at fair value(a)				4,494			4,494
Receivables from customers and other				22,672			22,672
Total exposure – net of liquid securities and other cash collateral held against derivatives				$775,714			$775,714
Credit Portfolio Management derivatives net notional by reference entity ratings profile(b)(c)(d)	$(1,824)	$(12,296)	$(14,437)	$(28,557)	$(25,507)	$(3,050)	$(28,557)	89%

	Maturity profile(e)				Ratings profile
December 31, 2014	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$112,411	$134,277	$77,814	$324,502	$241,666	$82,836	$324,502	74%
Derivative receivables				78,975			78,975
Less: Liquid securities and other cash collateral held against derivatives				(19,604)			(19,604)
Total derivative receivables, net of all collateral	20,032	16,130	23,209	59,371	52,150	7,221	59,371	88
Lending-related commitments	94,635	262,572	9,674	366,881	284,288	82,593	366,881	77
Subtotal	227,078	412,979	110,697	750,754	578,104	172,650	750,754	77
Loans held-for-sale and loans at fair value(a)				6,412			6,412
Receivables from customers and other				28,972			28,972
Total exposure – net of liquid securities and other cash collateral held against derivatives				$786,138			$786,138
Credit Portfolio Management derivatives net notional by reference entity ratings profile(b)(c)(d)	$(2,050)	$(18,653)	$(6,000)	$(26,703)	$(23,571)	$(3,132)	$(26,703)	88%

(a)	Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not qualify for hedge accounting under U.S. GAAP.

(c)	The notional amounts are presented on a net basis by underlying reference entity and the ratings profile shown is based on the ratings of the reference entity on which protection has been purchased.

(d)
Predominantly all of the credit derivatives entered into by the Firm where it has purchased protection, including Credit Portfolio Management derivatives, are executed with investment grade counterparties.

(e)
The maturity profile of retained loans, lending-related commitments and derivative receivables is based on the remaining contractual maturity. Derivative contracts that are in a receivable position at March 31, 2015, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – selected industry exposures
The Firm focuses on the management and diversification of its industry exposures, paying particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, was $10.7 billion at March 31, 2015 compared with $10.1 billion at December 31, 2014.

Below are summaries of the top 25 industry exposures as of March 31, 2015, and December 31, 2014. For additional information on industry concentrations, see Note 5 of JPMorgan Chase’s 2014 Annual Report.

						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the three months ended	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
March 31, 2015
(in millions)
Top 25 industries(a)
Real Estate	$102,295	$75,602	$25,102	$1,330	$261	$90	$(12)	$(50)	$(50)
Banks & Finance Cos	58,525	48,286	9,529	643	67	10	(2)	(1,281)	(8,073)
Healthcare	46,571	38,575	7,504	415	77	73	8	(95)	(282)
Oil & Gas	43,289	28,966	13,518	729	76	19	—	(241)	(194)
Consumer Products	36,297	25,240	10,240	787	30	23	—	(18)	(10)
Asset Managers	31,756	27,161	4,554	21	20	23	—	(6)	(4,547)
State & Municipal Govt(b)	30,213	29,296	800	117	—	58	(6)	(146)	(87)
Utilities	27,353	23,495	3,601	257	—	15	—	(172)	(194)
Retail & Consumer Services	25,096	17,421	6,707	966	2	24	10	(75)	—
Technology	20,293	12,587	7,107	579	20	1	—	(222)	—
Machinery & Equipment Mfg	19,398	11,780	7,282	336	—	6	—	(132)	(31)
Chemicals/Plastics	18,290	9,332	8,916	42	—	—	—	(17)	—
Telecom Services	17,879	7,938	9,412	529	—	—	—	(722)	—
Central Govt	17,665	17,545	76	44	—	—	—	(11,813)	(2,215)
Business Services	16,012	8,105	7,498	395	14	12	—	(9)	—
Transportation	15,711	11,022	4,628	61	—	17	—	(34)	(241)
Metals/Mining	14,388	8,071	5,723	541	53	1	—	(448)	(41)
Media	14,040	9,026	4,621	350	43	3	(1)	(62)	(7)
Automotive	13,583	9,330	4,194	59	—	—	(2)	(495)	—
Insurance	13,238	10,439	2,592	77	130	2	—	(73)	(2,048)
Building Materials/Construction	12,133	5,950	5,855	322	6	5	—	(94)	—
Securities Firms & Exchanges	10,282	6,999	3,281	—	2	—	—	(102)	(360)
Aerospace/Defense	7,561	6,703	834	24	—	—	—	(131)	(2)
Agriculture/Paper Mfg	7,343	5,149	2,101	93	—	17	—	(8)	(8)
Leisure	5,392	2,743	2,084	446	119	2	8	(55)	(25)
All other(c)	143,694	127,032	15,999	507	156	1,165	(4)	(12,056)	(1,334)
Subtotal	$768,297	$583,793	$173,758	$9,670	$1,076	$1,566	$(1)	$(28,557)	$(19,749)
Loans held-for-sale and loans at fair value	4,494
Receivables from customers and other	22,672
Total	$795,463

						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2014
(in millions)
Top 25 industries(a)
Real Estate	$105,981	$79,000	$25,372	$1,356	$253	$309	$(9)	$(36)	$(27)
Banks & Finance Cos	64,248	54,639	9,032	508	69	46	(4)	(1,232)	(9,369)
Healthcare	56,604	48,475	7,599	488	42	193	17	(94)	(244)
Oil & Gas	43,184	29,284	13,843	56	1	15	2	(144)	(161)
Consumer Products	35,632	24,788	10,184	643	17	21	—	(20)	(2)
Asset Managers	27,671	24,221	3,392	57	1	38	(12)	(9)	(4,545)
State & Municipal Govt(b)	31,145	30,220	823	102	—	69	24	(148)	(130)
Utilities	27,485	23,572	3,658	255	—	198	(3)	(155)	(193)
Retail & Consumer Services	27,463	17,562	8,900	970	31	56	4	(47)	(1)
Technology	19,634	12,835	6,145	634	20	24	(3)	(225)	—
Machinery & Equipment Mfg	19,374	11,360	7,766	248	—	5	(2)	(157)	(19)
Chemicals/Plastics	12,620	9,263	3,328	29	—	1	(2)	(14)	—
Telecom Services	12,954	8,105	4,293	546	10	—	(2)	(813)	(6)
Central Govt	15,978	15,766	154	58	—	—	—	(11,297)	(1,071)
Business Services	15,146	7,696	7,212	223	15	10	5	(9)	—
Transportation	15,853	11,061	4,708	84	—	5	(3)	(34)	(107)
Metals/Mining	14,980	8,311	6,165	504	—	—	18	(377)	(19)
Media	14,109	8,880	4,933	266	30	1	(1)	(69)	(6)
Automotive	12,769	8,081	4,527	161	—	1	(1)	(140)	—
Insurance	13,417	10,602	2,573	80	162	—	—	(52)	(2,372)
Building Materials/Construction	12,444	6,047	5,723	668	6	12	2	(104)	—
Securities Firms & Exchanges	8,077	5,728	2,337	10	2	20	4	(102)	(216)
Aerospace/Defense	5,868	4,930	914	24	—	—	—	(71)	—
Agriculture/Paper Mfg	6,457	4,264	2,071	116	6	36	(1)	(4)	(4)
Leisure	5,459	2,845	2,012	478	124	6	—	(5)	(23)
All other(c)	145,806	128,260	16,780	578	188	1,235	(21)	(11,345)	(1,089)
Subtotal	$770,358	$595,795	$164,444	$9,142	$977	$2,301	$12	$(26,703)	$(19,604)
Loans held-for-sale and loans at fair value	6,412
Receivables from customers and other	28,972
Total	$805,742

(a)
The industry rankings presented in the table as of December 31, 2014, are based on the industry rankings of the corresponding exposures at March 31, 2015, not actual rankings of such exposures at December 31, 2014.

(b)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at March 31, 2015, and December 31, 2014, noted above, the Firm held: $10.5 billion and $10.6 billion, respectively, of trading securities; $31.2 billion and $30.1 billion, respectively, of available-for-sale (“AFS”) securities; and $11.6 billion and $10.2 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. For further information, see Note 3 and Note 11.

(c)
All other includes: individuals, private education and civic organizations; SPEs; and holding companies, representing approximately 56%, 30% and 6%, respectively, at March 31, 2015, and 56%, 30% and 5%, respectively, at December 31, 2014.

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

The Firm is actively monitoring significant exposures and/or industries that present actual or potential credit concerns. Exposure to the Oil & Gas industry was approximately 5% of the Firm's total wholesale exposure as of March 31, 2015. Exposure to the Oil & Gas industry increased by $105 million during the three months ended March 31, 2015 to $43.3 billion, of which $15.0 billion was drawn. The portfolio largely consisted of exposure in North America, and was concentrated in the Exploration and Production subsector. Approximately 67% of the exposure in the Oil & Gas portfolio was investment-grade.
Loans
In the normal course of its wholesale business, the Firm provides loans to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. For further discussion on loans, including information on credit quality indicators, see Note 13.
The Firm actively manages its wholesale credit exposure. One way of managing credit risk is through secondary market sales of loans and lending-related commitments. During the three months ended March 31, 2015 and 2014, the Firm sold $4.4 billion and $6.8 billion, respectively, of loans and lending-related commitments.
The following table presents the change in the nonaccrual loan portfolio for the three months ended March 31, 2015 and 2014.

Wholesale nonaccrual loan activity
Three months ended March 31,
(in millions)	2015	2014
Beginning balance	$624	$1,044
Additions	418	242
Reductions:
Paydowns and other	162	239
Gross charge-offs	28	68
Returned to performing status	132	28
Sales	—	5
Total reductions	322	340
Net additions/(reductions)	96	(98)
Ending balance	$720	$946
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three months ended March 31, 2015 and 2014. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended March 31,
	2015	2014
Loans – reported
Average loans retained	$327,895	$309,037
Gross charge-offs	29	68
Gross recoveries	(30)	(55)
Net charge-offs/(recoveries)	(1)	13
Net charge-off/(recovery) rate	—%	0.02%

Lending-related commitments
The Firm uses lending-related financial instruments, such as commitments (including revolving credit facilities) and guarantees, to meet the financing needs of its customers. The contractual amounts of these financial instruments represent the maximum possible credit risk should the counterparties draw down on these commitments or the Firm fulfills its obligations under these guarantees, and the counterparties subsequently fail to perform according to the terms of these contracts.
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s likely actual future credit exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s wholesale lending-related commitments was $209.9 billion and $216.5 billion as of March 31, 2015, and December 31, 2014, respectively.
Derivative contracts
In the normal course of business, the Firm uses derivative instruments predominantly for market-making activities. Derivatives enable clients to manage exposures to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its own credit and other market risk exposure. For further discussion of derivative contracts, see Note 5.
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	Derivative receivables
	March 31, 2015	December 31, 2014
Interest rate	$36,148	$33,725
Credit derivatives	1,528	1,838
Foreign exchange	25,696	21,253
Equity	7,410	8,177
Commodity	10,792	13,982
Total, net of cash collateral	81,574	78,975
Liquid securities and other cash collateral held against derivative receivables	(19,749)	(19,604)
Total, net of collateral	$61,825	$59,371
Derivative receivables reported on the Consolidated Balance Sheets were $81.6 billion and $79.0 billion at March 31, 2015, and December 31, 2014, respectively. These amounts represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other G7 government bonds) and other cash collateral held by the Firm aggregating $19.7 billion and $19.6 billion at March 31, 2015, and December 31, 2014, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor.
In addition to the collateral described in the preceding paragraph, the Firm also holds additional collateral (primarily cash, G7 government securities, other liquid government-agency and guaranteed securities, and corporate debt and equity securities) delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Although this collateral does not reduce the balances and is not included in the table above, it is available as security against potential exposure that could arise should the fair value of the client’s derivative transactions move in the Firm’s favor. As of March 31, 2015, and December 31, 2014, the Firm held $48.0 billion and $48.6 billion, respectively, of this additional collateral. The derivative receivables fair value, net of all collateral, also does not include other credit enhancements, such as letters of credit. For additional information on the Firm’s use of collateral agreements, see Note 5.

The following table summarizes the ratings profile by derivative counterparty of the Firm’s derivative receivables, including credit derivatives, net of other liquid securities collateral, for the dates indicated. The ratings scale is based on the Firm’s internal ratings, which generally correspond to the ratings as defined by S&P and Moody’s.

Ratings profile of derivative receivables
Rating equivalent	March 31, 2015		December 31, 2014
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
AAA/Aaa to AA-/Aa3	$17,123	28%	$19,202	32%
A+/A1 to A-/A3	15,955	26	13,940	24
BBB+/Baa1 to BBB-/Baa3	19,451	31	19,008	32
BB+/Ba1 to B-/B3	8,531	14	6,384	11
CCC+/Caa1 and below	765	1	837	1
Total	$61,825	100%	$59,371	100%
As previously noted, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s derivatives transactions subject to collateral agreements – excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity – was 87% as of March 31, 2015, largely unchanged compared with 88% as of December 31, 2014.
Credit derivatives
The Firm uses credit derivatives for two primary purposes: first, in its capacity as a market-maker; and second, as an end-user, to manage the Firm’s own credit risk associated with various exposures. For a detailed description of credit derivatives, see Credit derivatives in Note 5 of this Form
10-Q, and Note 6 of JPMorgan Chase’s 2014 Annual Report.
Credit portfolio management activities
Included in the Firm’s end-user activities are credit derivatives used to mitigate the credit risk associated with traditional lending activities (loans and unfunded commitments) and derivatives counterparty exposure in the Firm’s wholesale businesses (collectively, “credit portfolio management” activities). Information on credit portfolio management activities is provided in the table below. For further information on derivatives used in credit portfolio management activities, see Credit derivatives in Note 5 of this Form 10-Q, and Note 6 of JPMorgan Chase’s 2014 Annual Report.

Credit derivatives used in credit portfolio management activities
	Notional amount of protection purchased and sold (a)
(in millions)	March 31, 2015	December 31, 2014
Credit derivatives used to manage:
Loans and lending-related commitments	$2,314	$2,047
Derivative receivables	26,243	24,656
Total net protection purchased	28,557	26,703
Total net protection sold	—	—
Credit portfolio management derivatives notional, net	$28,557	$26,703

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.

ALLOWANCE FOR CREDIT LOSSES
JPMorgan Chase’s allowance for loan losses covers both the consumer (primarily scored) portfolio and wholesale (risk-rated) portfolio. The allowance represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also determines an allowance for wholesale and certain consumer lending-related commitments.
For a further discussion of the components of the allowance for credit losses and related management judgments, see Critical Accounting Estimates Used by the Firm on pages 69–71 of this Form 10-Q and Note 15 of JPMorgan Chase’s 2014 Annual Report.
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm, and discussed with the DRPC and Audit Committees of the Board of Directors of the Firm. As of March 31, 2015, JPMorgan Chase deemed the allowance for credit losses to be appropriate and sufficient to absorb probable credit losses inherent in the portfolio.

The consumer, excluding credit card, allowance for loan losses reflected a reduction from December 31, 2014, primarily due to the continued improvement in home prices and delinquencies in the residential real estate portfolio and the run-off of the student loan portfolio. For additional information about delinquencies and nonaccrual loans in the consumer, excluding credit card, loan portfolio, see Consumer Credit Portfolio on pages 34–39 and Note 13.
The credit card allowance for loan losses was relatively unchanged from December 31, 2014, reflecting stable credit quality trends. For additional information about credit trends in the credit card loan portfolio, see Consumer Credit Portfolio on pages 34–39 and Note 13.
The wholesale allowance for credit losses was relatively unchanged, reflecting a continued favorable credit environment as evidenced by low charge-off rates and generally stable credit quality trends.

Summary of changes in the allowance for credit losses
	2015				2014
Three months ended March 31,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$7,050	$3,439	$3,696	$14,185	$8,456	$3,795	$4,013	$16,264
Gross charge-offs	440	883	29	1,352	569	995	68	1,632
Gross recoveries	(176)	(94)	(30)	(300)	(201)	(107)	(55)	(363)
Net charge-offs/(recoveries)	264	789	(1)	1,052	368	888	13	1,269
Write-offs of PCI loans(a)	55	—	—	55	61	—	—	61
Provision for loan losses	141	789	58	988	119	688	110	917
Other	—	(5)	4	(1)	1	(4)	(1)	(4)
Ending balance at March 31,	$6,872	$3,434	$3,759	$14,065	$8,147	$3,591	$4,109	$15,847
Impairment methodology
Asset-specific(b)	$537	$458	$115	$1,110	$607	$606	$144	$1,357
Formula-based	3,065	2,976	3,644	9,685	3,443	2,985	3,965	10,393
PCI	3,270	—	—	3,270	4,097	—	—	4,097
Total allowance for loan losses	$6,872	$3,434	$3,759	$14,065	$8,147	$3,591	$4,109	$15,847
Allowance for lending-related commitments
Beginning balance at January 1,	$13	$—	$609	$622	$8	$—	$697	$705
Provision for lending-related commitments	1	—	(30)	(29)	—	—	(67)	(67)
Other	—	—	—	—	—	—	—	—
Ending balance at March 31,	$14	$—	$579	$593	$8	$—	$630	$638
Impairment methodology
Asset-specific	$—	$—	$55	$55	$—	$—	$30	$30
Formula-based	14	—	524	538	8	—	600	608
Total allowance for lending-related commitments(c)	$14	$—	$579	$593	$8	$—	$630	$638
Total allowance for credit losses	$6,886	$3,434	$4,338	$14,658	$8,155	$3,591	$4,739	$16,485
Memo:
Retained loans, end of period	$304,917	$120,835	$331,219	$756,971	$287,930	$121,512	$311,718	$721,160
Retained loans, average	299,789	122,352	327,895	750,036	288,547	122,946	309,037	720,530
PCI loans, end of period	45,356	—	4	45,360	51,606	—	6	51,612
Credit ratios
Allowance for loan losses to retained loans	2.25%	2.84%	1.13%	1.86%	2.83%	2.96%	1.32%	2.20%
Allowance for loan losses to retained nonaccrual loans(d)	110	NM	540	203	111	NM	546	195
Allowance for loan losses to retained nonaccrual loans excluding credit card	110	NM	540	154	111	NM	546	151
Net charge-off/(recovery) rates	0.36	2.62	—	0.57	0.52	2.93	0.02	0.71
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans	1.39	2.84	1.13	1.52	1.71	2.96	1.32	1.75
Allowance for loan losses to retained nonaccrual loans(d)	58	NM	540	156	55	NM	546	145
Allowance for loan losses to retained nonaccrual loans excluding credit card	58	NM	540	106	55	NM	546	100
Net charge-off/(recovery) rates	0.42%	2.62%	—%	0.61%	0.63%	2.93%	0.02%	0.77%
Note: In the table above, the financial measures which exclude the impact of PCI loans are non-GAAP financial measures. For additional information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 13–14.

(a)
Write-offs of PCI loans are recorded against the allowance for loan losses when actual losses for a pool exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. A write-off of a PCI loan is recognized when the underlying loan is removed from a pool (e.g., upon liquidation).

(b)
Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR. The asset-specific credit card allowance for loan losses modified in a TDR is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.

(c)	The allowance for lending-related commitments is reported in other liabilities on the Consolidated balance sheets.

(d)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

Provision for credit losses
For the three months ended March 31, 2015, the provision for credit losses was $959 million compared with $850 million in the prior year.
The increase in the total consumer provision for credit losses reflected a lower reduction in the allowance for loan losses, largely offset by lower net charge-offs in the current year period. The lower reduction in the allowance for loan losses was due to stabilization of the credit environment compared to the prior year period.
The wholesale provision for credit losses for the three months ended March 31, 2015 reflected a continued favorable credit environment as evidenced by low charge-off rates, and generally stable credit quality trends.

	Three months ended March 31,
	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2015	2014	2015	2014	2015	2014
Consumer, excluding credit card	$141	$119	$1	$—	$142	$119
Credit card	789	688	—	—	789	688
Total consumer	930	807	1	—	931	807
Wholesale	58	110	(30)	(67)	28	43
Total provision for credit losses	$988	$917	$(29)	$(67)	$959	$850

MARKET RISK MANAGEMENT
Market risk is the potential for adverse changes in the value of the Firm’s assets and liabilities resulting from changes in market variables such as interest rates, foreign exchange rates, equity prices, commodity prices, implied volatilities or credit spreads. For a discussion of the Firm’s market risk management organization; risk identification and classification; tools used to measure risk; and risk monitoring and control, see Market Risk Management on pages 131–136 of JPMorgan Chase’s 2014 Annual Report.
Value-at-risk
JPMorgan Chase utilizes VaR, a statistical risk measure, to estimate the potential loss from adverse market moves in a normal market environment. The Firm has a single overarching VaR model framework used for calculating Risk Management VaR and Regulatory VaR.
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

The Firm uses alternative methods to capture and measure those risk parameters that are not otherwise captured in VaR, including economic-value stress testing and nonstatistical measures. For further information, see Market Risk Management on pages 131–136 of the 2014 Annual Report.
The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and other factors. Such changes will also affect historical comparisons of VaR results. Model changes go through a review and approval process by the Model Review Group prior to implementation into the operating environment. For further information, see Model risk on page 139 of the 2014 Annual Report.
The Firm’s Risk Management VaR is calculated assuming a one-day holding period and an expected tail-loss methodology which approximates a 95% confidence level. For risk management purposes, the Firm believes this methodology provides a stable measure of VaR that closely aligns to the day-to-day risk management decisions made by the lines of business and provides the necessary and appropriate information to respond to risk events on a daily basis. Separately, the Firm calculates a daily aggregated VaR in accordance with regulatory rules (“Regulatory VaR”), which is used to derive the Firm’s regulatory VaR-based capital requirements under Basel III. For further information regarding the key differences between Risk Management VaR and Regulatory VaR, see page 133 of the 2014 Annual Report. For additional information on Regulatory VaR and the other components of market risk regulatory capital for the Firm (e.g. VaR-based measure, stressed VaR-based measure and the respective backtesting), see JPMorgan Chase’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website:
(http://investor.shareholder.com/jpmorganchase/basel.cfm).

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level.

Total VaR	Three months ended March 31,
	2015						2014						At March 31,
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2015		2014
CIB trading VaR by risk type
Fixed income	$35		$31		$42		$36		$33		$41		$40		$35
Foreign exchange	9		7		12		7		4		10		9		7
Equities	18		14		23		14		10		23		19		11
Commodities and other	8		6		10		11		7		14		10		9
Diversification benefit to CIB trading VaR	(36)	(a)	NM	(b)	NM	(b)	(32)	(a)	NM	(b)	NM	(b)	(42)	(a)	(29)
CIB trading VaR	34		27		44		36		30		47		36		33
Credit portfolio VaR	18		17		19		13		10		17		19		12
Diversification benefit to CIB VaR	(9)	(a)	NM	(b)	NM	(b)	(7)	(a)	NM	(b)	NM	(b)	(9)	(a)	(7)
CIB VaR	43		34		53		42		34		54		46		38

Mortgage Banking VaR	4		2		5		5		3		10		4		10
Treasury and CIO VaR	3		3		4		5		4		6		4		5
Asset Management VaR	3		2		3		3		2		4		3		3
Diversification benefit to other VaR	(4)	(a)	NM	(b)	NM	(b)	(5)	(a)	NM	(b)	NM	(b)	(4)	(a)	(7)
Other VaR	6		5		7		8		5		13		7		11
Diversification benefit to CIB and other VaR	(6)	(a)	NM	(b)	NM	(b)	(8)	(a)	NM	(b)	NM	(b)	(7)	(a)	(11)
Total VaR	$43		$34		$54		$42		$35		$53		$46		$38

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

As presented in the table above, average Total VaR increased for the three months ended March 31, 2015, compared with the prior year period. The increase was due to the CIB, primarily as a result of higher portfolio exposure in Equities and FX to changes in volatility; and Credit portfolio VaR due to higher volatility on certain idiosyncratic positions. These increases were partially offset by reduced exposure in the commodities business through the sale of the physical portfolio and risk reduction in Mortgage Banking and Treasury and CIO.

The Firm’s average Total VaR diversification benefit was $6 million, or 14% of the sum, for the three months ended March 31, 2015, compared with $8 million, or 19% of the sum, for the comparable 2014 period. In general, over the course of the year, VaR exposure can vary significantly as positions change, market volatility fluctuates and diversification benefits change.

VaR back-testing
The Firm evaluates the effectiveness of its VaR methodology by back-testing, which compares the daily Risk Management VaR results with the daily gains and losses recognized on market-risk related revenue.

The Firm’s definition of market risk-related gains and losses is consistent with the definition used by the banking regulators under Basel III. Under this definition market risk-related gains and losses are defined as: profits and losses on the Firm’s Risk Management positions, excluding fees, commissions, certain valuation adjustments (e.g., liquidity and DVA), net interest income, and gains and losses arising from intraday trading.

The following chart compares the daily market risk-related gains and losses on the Firm’s Risk Management positions for the three months ended March 31, 2015. As the chart presents market risk-related gains and losses related to those positions included in the Firm’s Risk Management VaR, the results in the table below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to covered positions. The chart shows that for the three months ended March 31, 2015, the Firm observed no VaR band breaks and posted gains on 39 of the 63 days.

Daily Market Risk-Related Gains and Losses vs. Risk Management VaR (1-day, 95% Confidence level)

Three months ended March 31, 2015

($millions)
Market Risk-Related Gains and Losses
Risk Management VaR
250
200
150
100
50
-
(50)
(100)
January
February
March

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
The Firm conducts simulations of changes in structural interest rate-sensitive revenue under a variety of interest rate scenarios for interest rate-sensitive assets and liabilities denominated in U.S. dollar and other currencies (“non-U.S. dollar” currencies). Earnings-at-risk scenarios estimate the potential change in this revenue, and the corresponding impact to the Firm’s pretax core net interest income, over the following 12 months utilizing multiple assumptions as described below. These scenarios may consider exposures to changes in interest rates, pricing sensitivities on deposits, optionality and changes in product mix. The scenarios include forecasted balance sheet changes, as well as prepayment and reinvestment behavior. Mortgage prepayment assumptions are based on current interest rates compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience. The Firm’s earnings-at-risk scenarios are periodically evaluated and enhanced in response to changes in the composition of the Firm’s balance sheet, changes in market conditions, improvements in the Firm’s simulation and other factors.
Effective January 1, 2015, the Firm conducts earnings-at-risk simulations for assets and liabilities denominated in the U.S. dollar separately from assets and liabilities denominated in non-U.S. dollar currencies, and incorporated more granular assumptions used to estimate the pricing behavior associated with non-U.S. dollar assets and liabilities, in order to enhance the Firm’s ability to monitor structural interest rate risk from non-U.S. dollar exposures.

The Firm’s U.S. dollar sensitivity is presented in the table below. The result of the non-U.S. dollar sensitivity scenario was not material to the Firm's earnings-at-risk at March 31, 2015.

JPMorgan Chase’s 12-month pretax core net interest income sensitivity profiles
(Excludes the impact of trading activities and MSRs)
(in billions)	Instantaneous change in rates
March 31, 2015	+200bps	+100bps	-100bps		-200bps
U.S. dollar	$4.7	$2.9	NM	(a)	NM	(a)
(a) Downward 100- and 200-basis-points parallel shocks result in a federal funds target rate of zero and negative three- and six-month U.S. Treasury rates. The earnings-at-risk results of such a low probability scenario are not meaningful.
The Firm’s benefit to rising rates on U.S. dollar assets and liabilities is largely a result of reinvesting at higher yields and assets re-pricing at a faster pace than deposits.
Additionally, another U.S. dollar interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month pretax core net interest income benefit of approximately $700 million. The increase in core net interest income under this scenario reflects the Firm reinvesting at the higher long-term rates, with funding costs remaining unchanged. The result of the comparable non-U.S. dollar analysis is not material to the Firm.

COUNTRY RISK MANAGEMENT
Country risk is the risk that a sovereign event or action alters the value or terms of contractual obligations of obligors, counterparties and issuers or adversely affects markets related to a particular country. The Firm has a comprehensive country risk management framework for assessing country risks, determining risk tolerance, and measuring and monitoring direct country exposures in the Firm. The Country Risk Management group is responsible for developing guidelines and policies for managing country risk in both emerging and developed countries. The Country Risk Management group actively monitors the various portfolios giving rise to country risk to ensure the Firm’s country risk exposures are diversified and that exposure levels are appropriate given the Firm’s strategy and risk tolerance relative to a country.
For a discussion of the Firm’s Country Risk Management organization, and country risk identification, measurement, monitoring and control, see pages 137–138 of JPMorgan Chase’s 2014 Annual Report.

The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of March 31, 2015. The selection of countries is based solely on the Firm’s largest total exposures by country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any actual or potentially adverse credit conditions. Country exposures may fluctuate from period-to-period due to normal client activity and market flows.

Top 20 country exposures
	March 31, 2015
(in billions)	Lending(a)	Trading and investing(b)(c)	Other(d)	Total exposure
United Kingdom	$24.5	$28.7	$1.5	$54.7
Germany	13.0	17.2	0.2	30.4
France	9.9	13.1	0.1	23.1
Netherlands	4.9	13.3	2.3	20.5
China	9.7	6.9	0.7	17.3
Australia	5.9	9.7	0.1	15.7
Canada	11.2	3.9	0.3	15.4
Japan	9.7	4.4	0.5	14.6
Brazil	6.6	6.8	—	13.4
India	5.7	6.8	0.3	12.8
Switzerland	7.4	1.5	2.9	11.8
Korea	5.1	3.7	0.1	8.9
Italy	4.8	3.4	0.2	8.4
Hong Kong	2.0	3.6	1.3	6.9
Spain	2.7	3.4	0.1	6.2
Singapore	3.6	2.0	0.5	6.1
Belgium	2.5	3.3	0.2	6.0
Mexico	2.3	3.7	—	6.0
Sweden	2.0	3.2	—	5.2
Luxembourg	4.3	0.6	—	4.9

(a)
Lending includes loans and accrued interest receivable, net of collateral and the allowance for loan losses, deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit. Excludes intra-day and operating exposures, such as from settlement and clearing activities.

(b)	Includes market-making inventory, AFS securities, counterparty exposure on derivative and securities financings net of collateral and hedging.

(c)	Includes single-name and index and tranched credit derivatives for which one or more of the underlying reference entities is in a country listed in the above table.

(d)	Includes capital invested in local entities and physical commodity inventory.

The Firm’s country exposure to Russia was $3.5 billion at March 31, 2015. The Firm is closely monitoring events in the region, and assessing the impact of low oil prices, a volatile currency and ongoing sanctions. The Firm is also focused on possible contagion effects, via trade, financial or political channels.

OPERATIONAL RISK MANAGEMENT
Operational risk is the risk of loss resulting from inadequate or failed processes or systems or due to external events that are neither market nor credit-related. For a discussion of JPMorgan Chase’s Operational Risk Management, see pages 141–143 of JPMorgan Chase’s 2014 Annual report.
Cybersecurity
The Firm devotes significant resources to maintain and regularly update its systems and processes that are designed to protect the security of the Firm’s computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. Third parties with which the Firm does business or that facilitate the Firm’s business activities (e.g., vendors, exchanges, clearing houses, central depositories, and financial intermediaries) could also be sources of cybersecurity risk to the Firm, including with respect to breakdowns or failures of their systems, misconduct by the employees of such parties, or cyberattacks which could affect their ability to deliver a product or service to the Firm or result in lost or compromised information of the Firm or its clients. In addition, customers with which or whom the Firm does business can also be sources of cybersecurity risk to the Firm, particularly when their activities and systems are beyond the Firm’s own security and control systems. Customers will generally be responsible for losses incurred due to their own failure to maintain the security of their own systems and processes.

The Firm and several other U.S. financial institutions have experienced significant distributed denial-of-service attacks from technically sophisticated and well-resourced unauthorized parties which are intended to disrupt online banking services. The Firm and its clients are also regularly targeted by unauthorized parties using malicious code and viruses. On September 10, 2014, the Firm disclosed that a cyberattack against the Firm had occurred, as a result of which certain user contact information and internal JPMorgan Chase information relating to such users had been compromised. No account information for such affected customers — account numbers, passwords, user IDs, dates of birth or Social Security numbers — was compromised during the attack. The Firm is cooperating with government agencies in connection with their continuing investigation of the incident. The cyberattacks experienced to date have not resulted in any material disruption to the Firm’s operations nor have they had a material adverse effect on the Firm’s results of operations. The Board of Directors and the Audit Committee are regularly apprised regarding the cybersecurity policies and practices of the Firm as well as the Firm’s efforts regarding significant cybersecurity events.
The Firm has established, and continues to establish, defenses on an ongoing basis to mitigate other possible future attacks. Over the next two years, the Firm expects to nearly double its cybersecurity spending as compared with 2014 and enhance its defense capabilities. These enhancements will include more robust testing, advanced analytics and improved technology coverage.
Cybersecurity attacks, like the one experienced by the Firm, highlight the need for continued and increased cooperation among businesses and the government, and the Firm continues to work to strengthen its partnerships with the appropriate government and law enforcement agencies and other businesses, including the Firm’s third-party service providers, in order to understand the full spectrum of cybersecurity risks in the environment, enhance defenses and improve resiliency against cybersecurity threats.

CAPITAL MANAGEMENT
The following discussion of JPMorgan Chase’s capital management highlights developments since December 31, 2014, and should be read in conjunction with the Capital Management section at pages 146–155 of JPMorgan Chase’s 2014 Annual Report.
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
Basel III overview
Basel III, for large and internationally active U.S. bank holding companies and banks, including the Firm and its insured depository institution (“IDI”) subsidiaries, revised, among other things, the definition of capital and introduced a new common equity Tier 1 capital (“CET1 capital”) requirement; presents two comprehensive methodologies for calculating risk-weighted assets (“RWA”), a general (Standardized) approach, which replaced Basel I RWA effective January 1, 2015, (“Basel III Standardized”) and an advanced approach, which replaced Basel II RWA (“Basel III Advanced”); and sets out minimum capital ratios and overall capital adequacy standards. Certain of the requirements of Basel III are subject to phase-in periods that began on January 1, 2014 and continue through the end of 2018 (“transitional period”) as described below.
The capital adequacy of the Firm and its national bank subsidiaries is evaluated against the Basel III approach (Standardized or Advanced) which results in the lower ratio (the “Collins Floor”), as required by the Collins Amendment of the Dodd-Frank Act.

Definition of capital
Basel III revised the definition of capital and increased the capital requirements for specific exposures. Under Basel III, CET1 capital predominantly includes common stockholders’ equity (including capital for AOCI related to debt and equity securities classified as AFS as well as for defined benefit pension and other postretirement employee benefit (“OPEB”) plans), less certain deductions for goodwill, MSRs and deferred tax assets that arise from net operating loss (“NOL”) and tax credit carryforwards. Tier 1 capital is predominantly comprised of CET1 capital as well as perpetual preferred stock. Tier 2 capital includes long-term debt qualifying as Tier 2 and qualifying allowance for credit losses. Total capital is Tier 1 capital plus Tier 2 capital. These revisions are subject to phase-in during the transitional period.
Risk-weighted assets
Basel III establishes two comprehensive methodologies for calculating RWA (a Standardized approach and an Advanced approach) which include capital requirements for credit risk, market risk, and in the case of Basel III Advanced, also operational risk. Key differences in the calculation of credit risk RWA between the Standardized and Advanced approaches are that for Basel III Advanced, credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas for Basel III Standardized, credit risk RWA is generally based on supervisory risk-weightings which vary primarily by counterparty type and asset class. Market risk RWA is calculated on a generally consistent basis between Basel III Standardized and Basel III Advanced. In addition to the RWA calculated under these methodologies, the Firm may supplement such amounts to incorporate management judgment and feedback from its bank regulators.
Supplementary leverage ratio (“SLR”)
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to calculate a SLR. The SLR is defined as Tier 1 capital under Basel III divided by the Firm’s total leverage exposure. Total leverage exposure is calculated by taking the Firm’s total average on-balance sheet assets, less amounts permitted to be deducted for Tier 1 capital, and adding certain off-balance sheet exposures, such as undrawn commitments and derivatives potential future exposure. U.S. bank holding companies, including the Firm, are required to have a minimum SLR of at least 5% and IDI subsidiaries, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., to have a minimum SLR of at least 6%, both beginning January 1, 2018.

Capital ratios
The basis to calculate the Firm’s capital ratios (both risk-based and leverage) under Basel III during the transitional period and when fully phased-in are shown in the table below.

	Transitional period			Fully Phased-In
	2014	2015 – 2017	2018	2019+

Capital (Numerator)	Basel III Transitional Capital(b)			Basel III Capital

RWA (Denominator)	Standardized Approach	Basel I with 2.5(c)	Basel III Standardized

	Advanced Approach	Basel III Advanced

Leverage (Denominator)	Tier 1 Leverage	Adjusted average assets(d)

	Supplementary leverage(a)		Adjusted average assets(d) + off-balance sheet exposures

(a)	The Firm and its IDI subsidiaries are required to have a minimum SLR of at least 5% and 6%, respectively, both beginning January 1, 2018.

(b)	Trust preferred securities (“TruPS”) are being phased out from inclusion in Basel III capital commencing January 1, 2014, and continuing through the end of 2021.

(c)	Defined as Basel III Standardized Transitional for 2014. Beginning January 1, 2015, Basel III Standardized RWA is calculated under the Basel III definition of the Standardized Approach.

(d)
Adjusted average assets, for purposes of calculating the Tier 1 leverage ratio and the SLR, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital predominantly comprising disallowed goodwill and other intangible assets.

Risk-based capital regulatory minimums
The Basel III rules include minimum capital ratio requirements that are also subject to phase-in periods through January 1, 2019.
In addition to the regulatory minimum capital requirements, certain banking organizations, including the Firm, will be required to hold an additional 2.5% of CET1 capital to serve as a “capital conservation buffer.” The capital conservation buffer is intended to be used to absorb potential losses in times of financial or economic stress; if not maintained, the Firm could be limited in the amount of capital that may be distributed to stockholders, including dividends and common equity repurchases. The capital conservation buffer will be phased-in beginning January 1, 2016.
Moreover, global systemically important banks (“G-SIBs”) will be required to maintain, in addition to the capital conservation buffer, further amounts of capital ranging from 1% to 2.5% across all tiers of regulatory capital. In November 2014, based upon data as of December 31, 2013, the Financial Stability Board (“FSB”) indicated that certain G-SIBs, including the Firm, would be required to hold the additional 2.5% of capital; the requirement will be phased-in beginning January 1, 2016.

The Basel Committee has stated that G-SIBs could in the future be required to hold 3.5% or more of additional capital if their relative systemic importance were to increase. Currently, no G-SIB is required to hold more than the additional 2.5% of capital.
Consequently, based upon the final rules currently in effect, the minimum Basel III CET1 capital ratio requirement for the Firm is expected to be 9.5%, comprised of the minimum ratio of 4.5% plus the 2.5% capital conservation buffer and the 2.5% G-SIB requirement both beginning January 1, 2019.
Basel III also establishes a minimum 6.5% CET1 standard for the definition of “well capitalized” under the Prompt Corrective Action (“PCA”) requirements of the FDIC Improvement Act (“FDICIA”). The CET1 standard was effective January 1, 2015.
On December 9, 2014, the Federal Reserve issued a Notice of Proposed Rulemaking (“NPR”) that would establish a different capital surcharge across all tiers of regulatory capital for G-SIBs in the U.S., including the Firm. The Firm estimates its fully phased-in G-SIB surcharge (based upon data as of December 31, 2013) would be 4.5% under the NPR, compared to a fully phased-in G-SIB surcharge of 2.5% as provided under the Basel III rules currently in effect.

Basel III Fully Phased-In
Based on the U.S. capital rules currently in effect, Basel III capital rules will become fully phased-in on January 1, 2019, at which point the Firm will continue to calculate its capital ratios under both the Basel III Standardized and Advanced Approaches, and the Firm will continue to have its capital adequacy evaluated against the approach that results in the lower ratio. While the Firm has imposed Basel III Standardized Fully Phased-In RWA limits on the lines of business in adapting its capital framework, it continues to manage each of the businesses (including line of business equity allocations), as well as the corporate functions, primarily on a Basel III Advanced Fully Phased-In basis.
The Firm’s capital, RWA and capital ratios that are presented under Basel III Standardized and Advanced Fully Phased-In rules and the Firm’s and JPMorgan Chase Bank, N.A.’s and Chase Bank USA, N.A.’s SLRs are non-GAAP financial measures. However, such measures are used by bank regulators, investors and analysts to assess the Firm’s capital position and to compare the Firm’s capital to that of other financial services companies.
In the tables that follow, the Firm’s estimates of its Basel III Standardized and Advanced Fully Phased-In capital, RWA and capital ratios and of the Firm’s, JPMorgan Chase Bank, N.A.’s, and Chase Bank USA, N.A.’s SLRs reflect management’s current understanding of the U.S. Basel III rules based on the current published rules and on the application of such rules to the Firm’s businesses as currently conducted. The actual impact on the Firm’s capital ratios and SLR as of the effective date of the rules may differ from the Firm’s current estimates depending on changes the Firm may make to its businesses in the future, further implementation guidance from the regulators, and regulatory approval of certain of the Firm’s internal risk models (or, alternatively, regulatory disapproval of the Firm’s internal risk models that have previously been conditionally approved).

The following table summarizes the fully phased-in regulatory minimum and well-capitalized minimum capital ratios (excluding the impact of the December 9, 2014, NPR)
and presents the Firm’s Basel III Standardized and Advanced Fully Phased-In capital ratios at March 31, 2015. The Firm’s capital adequacy will be evaluated against the Basel III approach, Standardized or Advanced, resulting in the lower ratio.

March 31, 2015	Standardized	Advanced	Minimum capital ratios		Well-capitalized ratios(c)
Risk-based capital ratios:
CET1 capital	10.8%	10.6%	9.5%		6.5%
Tier 1 capital	12.2	12.0	11.0		8.0
Total capital	14.2	13.4	13.0		10.0
Leverage ratio:
Tier 1(a)	7.5	7.5	4.0		5.0
SLR	NA	5.7	5.0	(b)	NA

(a)	As the Tier 1 leverage ratio is not a risk-based measure of capital, the ratios presented in the table reflect the same calculation.

(b)	In the case of SLR, the fully phased-in minimum ratio is effective beginning January 1, 2018.

(c)	Represents the minimum Basel III Fully Phased-In capital ratios applicable to the Firm under the PCA requirements of FDICIA.

A reconciliation of total stockholders’ equity to Basel III Advanced Fully Phased-In CET1 capital, Tier 1 capital and Total qualifying capital is presented in the table below.

Risk-based capital components
(in millions)	March 31, 2015
Total stockholders’ equity	$235,864
Less: Preferred stock	21,493
Common stockholders’ equity	214,371
Less:
Goodwill(a)	44,708
Other intangible assets(a)	1,003
Other CET1 capital adjustments	1,421
CET1 capital	167,239
Preferred stock	21,493
Less:
Other Tier 1 adjustments	20
Total Tier 1 capital	$188,712
Long-term debt and other instruments qualifying as Tier 2 capital	$16,960
Qualifying allowance for credit losses	4,768
Other	(37)
Total Tier 2 capital	21,691

Total capital	$210,403

(a)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

Capital rollforward
The following table presents the Basel III Advanced Fully Phased-In changes in CET1 capital, Tier 1 capital and Tier 2 capital for the three months ended March 31, 2015.

Three months ended March 31, (in millions)	2015

CET1 capital at December 31, 2014	$164,514
Net income applicable to common equity	5,590
Dividends declared on common stock	(1,519)
Net purchase of treasury stock	(580)
Changes in additional paid-in capital	(1,025)
Changes related to AOCI	146
Adjustment related to FVA/DVA	(78)
Other	191
Increase in CET1 capital	2,725
CET1 capital at March 31, 2015	$167,239

Tier 1 capital at December 31, 2014	$184,572
Change in CET1 capital	2,725
Net issuance of noncumulative perpetual preferred stock	1,430
Other	(15)
Increase in Tier 1 capital	4,140
Tier 1 capital at March 31, 2015	$188,712

Tier 2 capital at December 31, 2014	$21,684
Change in long-term debt and other instruments qualifying as Tier 2	(544)
Change in qualifying allowance for credit losses	502
Other	49
Increase in Tier 2 capital	7
Tier 2 capital at March 31, 2015	$21,691

Total capital at March 31, 2015	$210,403

RWA rollforward
The following table presents changes in the components of RWA under Basel III Advanced Fully Phased-In for the three months ended March 31, 2015. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Three months ended March 31, 2015
(in billions)	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
At December 31, 2014	$1,040	$179	$400	$1,619
Effect of rule changes	—	—	—	—
Model & data changes(a)	(23)	(2)	—	(25)
Portfolio runoff(b)	(4)	(4)	—	(8)
Movement in portfolio levels(c)	(11)	(2)	—	(13)
Changes in RWA	(38)	(8)	—	(46)
March 31, 2015	$1,002	$171	$400	$1,573

(a)	Model & data changes refer to movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).

(b)
Portfolio runoff for credit risk RWA reflects lower loan balances in Mortgage Banking and reduced risk from position rolloffs in legacy portfolios, and for market risk RWA reflects reduced risk from position rolloffs in legacy portfolios.

(c)
Movement in portfolio levels for credit risk RWA refers to changes in book size, composition, credit quality, and market movements; and for market risk RWA, refers to changes in position and market movements.

Supplementary leverage ratio
The following table presents the components of the Firm’s Fully Phased-In SLR as of March 31, 2015.

(in millions, except ratio)	March 31, 2015
Tier 1 Capital	$188,712

Total average assets	2,557,010
Less: amounts deducted from Tier 1 capital	46,841
Total adjusted average assets(a)	2,510,169
Off-balance sheet exposures(b)	789,922
SLR leverage exposure	$3,300,091

SLR	5.7%

(a)
Adjusted average assets, for purposes of calculating the SLR, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital predominantly comprising disallowed goodwill and other intangible assets.

(b)	Off-balance sheet exposures are calculated using the average of each of the three month’s period-end balances.
As of March 31, 2015, the Firm estimates that JPMorgan Chase Bank, N.A.’s and Chase Bank USA, N.A.’s Fully Phased-In SLRs are approximately 6.0% and 8.3%, respectively.

Basel III Transitional
Basel III Transitional capital requirements became effective on January 1, 2014, and will become fully phased-in on January 1, 2019. The following tables present a reconciliation of the Firm’s Basel III Advanced Transitional capital and RWA to the Firm’s estimated Basel III Advanced Fully Phased-In capital and RWA as of March 31, 2015.

(in millions)	March 31, 2015
Transitional CET1 capital	$167,142
AOCI phase-in(a)	1,781
CET1 capital deduction phased-in(b)	(1,004)
Intangibles deduction phase-in(c)	(602)
Other adjustments to CET1 capital(d)	(78)
Fully Phased-In CET1 capital	$167,239

Transitional Additional Tier 1 capital	$21,649
Non-qualifying instruments phase-out	(960)
Tier 1 capital deduction phased-out(b)	1,004
Other adjustments to Tier 1 capital(d)	(220)
Fully Phased-In Additional Tier 1 capital	$21,473

Fully Phased-In Tier 1 capital	$188,712

Transitional Tier 2 capital	$24,575
Non-qualifying instruments	(2,879)
Other adjustments to Tier 2 capital(e)	(5)
Fully Phased-In Tier 2 capital	$21,691

Fully Phased-In Total capital	$210,403

Transitional RWA	$1,562,570
Adjustment related to change in risk-weighting(f)	10,634
Fully Phased-In RWA	$1,573,204

(a)	Includes the remaining balance of AOCI related to AFS debt securities and defined benefit pension and OPEB plans that will qualify as Basel III CET1 capital upon full phase-in.

(b)	Predominantly includes regulatory adjustments related to changes in FVA/DVA, as well as CET1 deductions for defined benefit pension plan assets and DTA related to net operating loss carryforwards.

(c)	Relates to intangible assets, other than goodwill and MSRs, that are required to be deducted from CET1 capital upon full phase-in.

(d)	Includes minority interest and the Firm’s investments in its own CET1 capital instruments.
(e) Includes the Firm’s investments in its own Tier 2 capital instruments and unrealized gains on AFS equity securities.
(f) Primarily relates to the risk-weighting of items not subject to capital deduction thresholds including MSRs.

The following table summarizes the transitional regulatory minimum and well-capitalized minimum capital ratios as of March 31, 2015, and presents the Firm’s Basel III Standardized and Advanced Transitional capital ratios as of March 31, 2015. The Firm’s capital adequacy is currently evaluated against the Basel III approach, Standardized or Advanced, resulting in the lower ratio.

March 31, 2015	Standardized	Advanced	Minimum capital ratios(b)	Well-capitalized ratios(c)
Risk-based capital ratios:
CET1 capital	10.9%	10.7%	4.5%	6.5%
Tier 1 capital	12.3	12.1	6.0	8.0
Total capital	14.5	13.7	8.0	10.0
Leverage ratio:
Tier 1 leverage(a)	7.5	7.5	4.0	5.0

(a)	As the Tier 1 leverage ratio is a not risk-based measure of capital, the ratios presented in the table reflect the same calculation.

(b)	Represents the minimum capital ratios for 2015 currently applicable to the Firm under Basel III.

(c)	Represents the minimum capital ratios for 2015 currently applicable to the Firm under the PCA requirements of the FDICIA.

At March 31, 2015, JPMorgan Chase maintained Basel III Standardized Transitional and Basel III Advanced Transitional capital ratios in excess of the well-capitalized standards established by the Federal Reserve.
Additional information regarding the Firm’s capital ratios and the U.S. federal regulatory capital standards to which the Firm is subject is presented in Note 20. For further information on the Firm’s Basel III measures, see the Firm’s consolidated Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website (http://investor.shareholder.com/jpmorganchase/basel.cfm).
Comprehensive Capital Analysis and Review (“CCAR”)
The Federal Reserve requires large bank holding companies, including the Firm, to submit a capital plan on an annual basis. The Federal Reserve uses the CCAR and Dodd-Frank Act stress test processes to ensure that large bank holding companies have sufficient capital during periods of economic and financial stress, and have robust, forward-looking capital assessment and planning processes in place that address each BHC’s unique risks to enable them to have the ability to absorb losses under certain stress scenarios. Through the CCAR, the Federal Reserve evaluates each BHC’s capital adequacy and internal capital adequacy assessment processes, as well as its plans to make capital distributions, such as dividend payments or stock repurchases.
On March 11, 2015, the Federal Reserve informed the Firm that it did not object, on either a quantitative or qualitative basis, to the Firm’s 2015 capital plan. For information on actions taken by the Firm’s Board of Directors following the 2015 CCAR results, see Capital actions on page 62.
The Firm’s CCAR process is integrated into and employs the same methodologies utilized in the Firm’s Internal Capital Adequacy Assessment Process (“ICAAP”) process, as discussed below.

Internal Capital Adequacy Assessment Process
Semiannually, the Firm completes the ICAAP, which provides management with a view of the impact of severe and unexpected events on earnings, balance sheet positions, reserves and capital. The Firm’s ICAAP integrates stress testing protocols with capital planning.
The process assesses the potential impact of alternative economic and business scenarios on the Firm’s earnings and capital. Economic scenarios, and the parameters underlying those scenarios, are defined centrally and applied uniformly across the businesses. These scenarios are articulated in terms of macroeconomic factors, which are key drivers of business results; global market shocks, which generate short-term but severe trading losses; and idiosyncratic operational risk events. The scenarios are intended to capture and stress key vulnerabilities and idiosyncratic risks facing the Firm. However, when defining a broad range of scenarios, realized events can always be worse. Accordingly, management considers additional stresses outside these scenarios, as necessary. ICAAP results are reviewed by management and the Board of Directors.
Minimum Total Loss Absorbing Capacity (“TLAC”)
In November 2014, the FSB, in consultation with the Basel Committee on Banking Supervision, issued a consultative document proposing that, in order for G-SIBs to have sufficient loss absorbing and recapitalization capacity to support an orderly resolution, they would be required to have outstanding a sufficient amount and type of debt and capital instruments. This amount and type of debt and capital instruments (or “total loss absorbing capacity” or TLAC) is intended to absorb losses, as necessary, upon a failure of a G-SIB, without imposing such losses on taxpayers of the relevant jurisdiction or causing severe systemic disruptions, and thereby ensuring the continuity of the G-SIBs critical functions. The document identifies specific criteria that must be met for instruments to be considered eligible under TLAC and sets out minimum requirements that include existing Basel III minimum capital requirements, excluding capital buffers. The FSB’s proposed range for a common minimum TLAC requirement is 16-20% of the financial institution’s RWA and at least twice its Basel III Tier 1 leverage ratio. The final proposal is expected to be submitted to the G-20 in advance of the G-20 Summit scheduled for fourth quarter of 2015. U.S. banking regulators are expected to issue a NPR that would outline TLAC requirements specific to U.S. banks.
Regulatory capital outlook
The Firm expects to continue to accrete capital and believes its current capital levels enable it to retain market access, continue its strategy to invest in and grow its businesses and maintain flexibility to distribute excess capital. The Firm intends to balance return of capital to stockholders with achieving higher capital ratios over time. Additionally, the Firm expects the capital ratio calculated under the
Basel III Standardized Fully Phased-In Approach to become its binding constraint by the end of 2015, or slightly thereafter. As a result, the Firm expects to reach Basel III Advanced and Standardized Fully Phased-In CET1 ratios of approximately 11% by the end of 2015 and is targeting reaching a Basel III CET1 ratio of approximately 12% by the end of 2018.
The Firm’s capital targets take into consideration the current U.S. Basel III requirements and contemplate the requirements under the U.S. G-SIB NPR issued on December 9, 2014 and therefore, assume a 4.5% G-SIB capital surcharge. These targets are subject to revision in the future as a result of changes that may be introduced by banking regulators to the required minimum ratios to which the Firm is subject. In particular, if the Firm’s G-SIB capital surcharge is determined to be lower than 4.5%, the capital targets would be adjusted accordingly. The Firm intends to manage its capital so that it achieves the required capital levels and composition in line with, or in advance of, the required timetables of current and proposed rules.
Economic risk capital
Economic risk capital is another of the disciplines the Firm uses to assess the capital required to support its businesses. Economic risk capital is a measure of the capital needed to cover JPMorgan Chase’s business activities in the event of unexpected losses. The Firm measures economic risk capital using internal risk-assessment methodologies and models based primarily on four risk factors: credit, market, operational and private equity risk and considers factors, assumptions and inputs that differ from those required to be used for regulatory capital requirements. Accordingly, economic risk capital provides a complementary measure to regulatory capital. As economic risk capital is a separate component of the capital framework for Advanced Approach banking organizations under Basel III, the Firm continues to enhance its economic risk capital framework.

Line of business equity
The Firm’s framework for allocating capital to its business segments (line of business equity) is based on the following objectives:

•	Integrate firmwide and line of business capital management activities;

•	Measure performance consistently across all lines of business; and

•	Provide comparability with peer firms for each of the lines of business
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

Line of business equity
(in billions)	March 31, 2015	December 31, 2014
Consumer & Community Banking	$51.0	$51.0
Corporate & Investment Bank	62.0	61.0
Commercial Banking	14.0	14.0
Asset Management	9.0	9.0
Corporate	78.4	76.7
Total common stockholders’ equity	$214.4	$211.7

Line of business equity	Quarterly average
(in billions)	1Q15	4Q14	1Q14
Consumer & Community Banking	$51.0	$51.0	$51.0
Corporate & Investment Bank	62.0	61.0	61.0
Commercial Banking	14.0	14.0	14.0
Asset Management	9.0	9.0	9.0
Corporate	76.4	76.9	66.8
Total common stockholders’ equity	$212.4	$211.9	$201.8
On at least an annual basis, the Firm assesses the level of capital required for each line of business as well as the assumptions and methodologies used to allocate capital to its lines of business and updates the equity allocations to its lines of business as refinements are implemented.

Capital actions
Dividends
The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired dividend payout ratio, capital objectives, and alternative investment opportunities.
The Firm’s current expectation is to continue to target a dividend payout ratio of approximately 30% of normalized earnings over time. Following receipt of the Federal Reserve’s non-objection to the Firm’s 2015 capital plan submitted under CCAR, the Firm announced that its Board of Directors intends to increase the quarterly common stock dividend to $0.44 per share, effective the second quarter of 2015. The Firm’s dividends will be subject to the Board of Directors’ approval at the customary times those dividends are declared.
For information regarding dividend restrictions, see Note 22 and Note 27 of JPMorgan Chase’s 2014 Annual Report.
Redemption of outstanding trust preferred securities
On February 27, 2015, the Firm announced the redemption of $1.5 billion, or 100% of the liquidation amount, of JPMorgan Chase Capital XXIX trust preferred securities which settled on April 2, 2015. Upon notice of the redemption, the trust preferred securities no longer qualify for Tier 1 capital under regulatory capital rules. For additional information on the Firm’s trust preferred securities, see Note 21 of the 2014 Annual Report.
Preferred stock
During the three months ended March 31, 2015, the Firm issued $1.4 billion of noncumulative preferred stock. Preferred stock dividends declared were $324 million for the three months ended March 31, 2015. Assuming all preferred stock issuances were outstanding for the entire quarter and quarterly dividends were declared on such issuances, preferred stock dividends would have been $346 million for the three months ended March 31, 2015.
Further, on April 21, 2015, the Firm issued $2.0 billion of noncumulative preferred stock.
For additional information on the Firm’s preferred stock, see Note 22 of JPMorgan Chase’s 2014 Annual Report.
Common equity
Following receipt of the Federal Reserve’s non-objection to the Firm’s 2015 capital plan submitted under CCAR, the Firm’s Board of Directors authorized the Firm to repurchase up to $6.4 billion of common equity (common stock and warrants) between April 1, 2015, and June 30, 2016. This authorization includes shares repurchased to offset issuances under the Firm’s equity-based compensation plans.

The following table sets forth the Firm’s repurchases of common equity for the three months ended March 31, 2015, and 2014. The Firm repurchased common equity in the first quarter of 2015, as permitted by its 2014 CCAR capital plan and prior Board authorization. There were no warrants repurchased during the three months ended March 31, 2015, and 2014.

	Three months ended March 31,
(in millions)	2015	2014
Total shares of common stock repurchased	32.5	6.7
Aggregate common stock repurchases	$1,900	$386
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
For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 5: Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities on pages 18–19 of JPMorgan Chase’s 2014 Form 10-K.

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
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At March 31, 2015, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $15.4 billion, exceeding the minimum requirement by $12.9 billion, and JPMorgan Clearing’s net capital was $8.1 billion, exceeding the minimum requirement by $6.2 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of March 31, 2015, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
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
At March 31, 2015, J.P. Morgan Securities plc had estimated total capital of $30.0 billion, its estimated CET1 capital ratio was 10.2% and its estimated Total capital ratio was 13.4%. Both ratios exceeded the minimum standards of 4.5% and 8.0%, respectively, under the transitional requirements of the European Union’s (“EU”) Basel III Capital Requirements Directive and Regulation, plus amounts specified by the Prudential Regulatory Authority as Individual Capital Guidance and PRA Buffer requirements.

LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk that the Firm will be unable to meet its contractual and contingent obligations. Liquidity risk management is intended to ensure that the Firm has the appropriate amount, composition and tenor of funding and liquidity in support of its assets. The following discussion of JPMorgan Chase’s Liquidity Risk Management should be read in conjunction with pages 156–160 of JPMorgan Chase’s 2014 Annual Report.
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
On September 3, 2014, the U.S. banking regulators approved the final LCR rule (“U.S. LCR”), which became effective on January 1, 2015. Under the final rules, the LCR is required to be 80% at January 1, 2015, increasing by 10% each year until reaching 100% at January 1, 2017.
At March 31, 2015, the Firm was compliant with the fully phased-in U.S. LCR based on its current understanding of the final rule. The Firm’s LCR may fluctuate from period-to-period due to normal flows from client activity.
On October 31, 2014, the Basel Committee issued the final standard for the NSFR which will become a minimum standard by January 1, 2018. The U.S. Banking Regulators are expected to issue a proposal on the NSFR that would outline requirements specific to U.S. banks.
HQLA
HQLA is the estimated amount of assets that qualify for inclusion in the U.S. LCR. HQLA primarily consists of cash and certain unencumbered high quality liquid assets as defined in the rule.
As of March 31, 2015, HQLA was estimated to be approximately $614 billion, as determined under the U.S. LCR final rule, compared with $600 billion as of December 31, 2014. The increase in HQLA was due to higher cash balances largely driven by maturities and paydowns of investment securities. HQLA may fluctuate from period-to-period primarily due to normal flows from client activity.

The following table presents the estimated HQLA included in the U.S. LCR broken out by HQLA-eligible cash and HQLA-eligible securities as of March 31, 2015.

(in billions)	March 31, 2015
HQLA
Eligible cash(a)	$471
Eligible securities(b)	143
Total HQLA	$614

(a)	Predominantly cash on deposit at central banks.

(b)	Predominantly includes U.S. agency mortgage-backed securities, U.S. Treasuries, and sovereign bonds.
In addition to HQLA, as of March 31, 2015, the Firm has approximately $279 billion of unencumbered marketable securities, such as equity securities and fixed income debt securities, available to raise liquidity, if required. Furthermore, the Firm maintains borrowing capacity at various Federal Home Loan Banks (“FHLBs”), the Federal Reserve Bank discount window and various other central banks as a result of collateral pledged by the Firm to such banks. Although available, the Firm does not view the borrowing capacity at the Federal Reserve Bank discount window and the various other central banks as a primary source of liquidity. As of March 31, 2015, the Firm’s remaining borrowing capacity at various FHLBs and the Federal Reserve Bank discount window was approximately $151 billion. This borrowing capacity excludes the benefit of securities included above in HQLA or other unencumbered securities held at the Federal Reserve Bank discount window for which the Firm has not drawn liquidity.
Funding
Sources of funds
Management believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.
The Firm funds its global balance sheet through diverse sources of funding including a stable deposit franchise as well as secured and unsecured funding in the capital markets. The Firm’s loan portfolio (aggregating approximately $764.2 billion at March 31, 2015), is funded with a portion of the Firm’s deposits (aggregating approximately $1,367.9 billion at March 31, 2015), and through securitizations and, with respect to a portion of the Firm’s real estate-related loans, with secured borrowings from the FHLBs. Deposits in excess of the amount utilized to fund loans are primarily invested in the Firm’s investment securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics. Capital markets secured financing assets and trading assets are primarily funded by the Firm’s capital markets secured financing liabilities, trading liabilities and a portion of the Firm’s long-term debt and stockholders’ equity.

In addition to funding capital markets assets, proceeds from the Firm’s debt and equity issuances are used to fund certain loans, and other financial and non-financial assets, or may be invested in the Firm’s investment securities portfolio. See the discussion below for additional disclosures relating to Deposits, Short-term funding, and Long-term funding and issuance.
Deposits
A key strength of the Firm is its diversified deposit franchise, through each of its lines of business, which provides a stable source of funding and limits reliance on the wholesale funding markets. As of March 31, 2015 the Firm’s loans-to-deposits ratio was 56%, compared with 56% at December 31, 2014.
As of March 31, 2015, total deposits for the Firm were $1,367.9 billion, compared with $1,363.4 billion at December 31, 2014 (58% of total liabilities at March 31, 2015, and 58% at December 31, 2014, respectively). The increase was attributable to higher consumer deposits, partially offset by a decrease in wholesale deposits. For further information, see Balance Sheet Analysis on pages 9–10.

The Firm typically experiences higher customer deposit inflows at period-ends. Therefore, the Firm believes average deposit balances are more representative of deposit trends. The table below summarizes, by line of business, the deposits balance as of March 31, 2015, and December 31, 2014, respectively, as well as average deposits for the three months ended March 31, 2015, and 2014, respectively.

	March 31, 2015	December 31, 2014	Three months ended March 31,
Deposits			Average
(in millions)			2015	2014
Consumer & Community Banking	$531,027	$502,520	$512,157	$471,581
Corporate & Investment Bank	456,391	468,423	445,631	411,222
Commercial Banking	205,076	213,682	197,405	188,786
Asset Management	155,347	155,247	158,240	149,432
Corporate	20,046	23,555	23,080	23,258
Total Firm	$1,367,887	$1,363,427	$1,336,513	$1,244,279
A significant portion of the Firm’s deposits are consumer deposits (39% and 37% at March 31, 2015, and December 31, 2014, respectively), which are considered particularly stable as they are less sensitive to interest rate changes or market volatility. Additionally, the majority of the Firm’s institutional deposits are also considered to be stable sources of funding since they are generated from customers that maintain operating service relationships with the Firm. In February 2015, the Firm announced its plan to reduce non-operating deposits by up to $100 billion by the end of 2015. The reduction is not expected to have a significant impact on the Firm’s funding or sources of liquidity. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 15–31 and pages 9–10, respectively.

The following table summarizes short-term and long-term funding, excluding deposits, as March 31, 2015, and December 31, 2014, and average balances for the three months ended March 31, 2015 and 2014, respectively. For additional information, see the Balance Sheet Analysis on pages 9–10 and Note 12.

	March 31, 2015	December 31, 2014	Three months ended March 31,
Sources of funds (excluding deposits)			Average
(in millions)			2015	2014
Commercial paper:
Wholesale funding	$18,270	$24,052	$21,723	$19,026
Client cash management	37,385	42,292	38,290	39,656
Total commercial paper	$55,655	$66,344	$60,013	$58,682

Obligations of Firm-administered multi-seller conduits(a)	$11,770	$12,047	$11,472	$13,776
Other borrowed funds	$29,035	$30,222	$31,443	$29,432

Securities loaned or sold under agreements to repurchase:
Securities sold under agreements to repurchase	$172,989	$167,077	$174,077	$172,737
Securities loaned	19,477	21,798	22,597	22,742
Total securities loaned or sold under agreements to repurchase(b)(c)(d)	$192,466	$188,875	$196,674	$195,479

Total senior notes	$145,376	$142,480	$145,320	$137,699
Trust preferred securities	5,510	5,496	5,509	5,456
Subordinated debt	28,247	29,472	29,282	29,404
Structured notes	30,401	30,021	30,419	28,940
Total long-term unsecured funding	$209,534	$207,469	$210,530	$201,499

Credit card securitization	$31,370	$31,239	$30,600	$27,557
Other securitizations(e)	1,943	2,008	2,006	3,242
FHLB advances	66,692	64,994	64,465	61,304
Other long-term secured funding(f)	4,382	4,373	4,323	6,600
Total long-term secured funding	$104,387	$102,614	$101,394	$98,703

Preferred stock(g)	$21,493	$20,063	$20,825	$13,556
Common stockholders’ equity(g)	$214,371	$211,664	$212,352	$201,797

(a)	Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.

(b)	Excludes federal funds purchased.

(c)
Excluded long-term structured repurchase agreements of $3.6 billion and $2.7 billion as of March 31, 2015, and December 31, 2014, respectively, and average balance of $3.0 billion and $4.7 billion for the three months ended March 31, 2015 and 2014, respectively.

(d)	Excluded average balance of long-term securities loaned of $97 million for the three months ended March 31, 2014. There were no long-term securities loaned for the other periods presented.

(e)
Other securitizations includes securitizations of residential mortgages and student loans. The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table.

(f)	Includes long-term structured notes which are secured.

(g)
For additional information on preferred stock and common stockholders’ equity see Capital Management on pages 55–63 and the Consolidated statements of changes in stockholders’ equity on page 77; and Note 22 and Note 23 of JPMorgan Chase’s 2014 Annual Report.

Short-term funding
A significant portion of the Firm’s total commercial paper liabilities, approximately 67% as of March 31, 2015, were not sourced from wholesale funding markets, but were originated from deposits that customers choose to sweep into commercial paper liabilities as a cash management program offered to customers of the Firm.
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. Securities loaned or sold under agreements to repurchase are secured predominantly by high-quality securities collateral, including government-issued debt, agency debt and agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under purchase agreements. The increase in securities loaned or sold under agreements to repurchase at March 31, 2015, compared with the balance at

December 31, 2014, was predominantly attributable to an increase in secured financing of the investment securities portfolio, partially offset by lower secured financing of trading assets-debt and equity instruments. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment securities and market-making portfolios); and other market and portfolio factors.
Long-term funding and issuance
Long-term funding provides additional sources of stable funding and liquidity for the Firm. The Firm’s long-term funding plan is driven by expected client activity, liquidity considerations, and regulatory requirements. Long-term funding objectives include maintaining diversification, maximizing market access and optimizing funding costs, as well as maintaining a certain level of pre-funding at the parent holding company. The Firm evaluates various funding markets, tenors and currencies in creating its optimal long-term funding plan.
The significant majority of the Firm’s long-term unsecured funding is issued by the parent holding company to provide maximum flexibility in support of both bank and nonbank subsidiary funding. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three months ended March 31, 2015, and 2014. For additional information, see Note 21 of JPMorgan Chase’s 2014 Annual Report.

Long-term unsecured funding	Three months ended March 31,
(in millions)	2015	2014
Issuance
Senior notes issued in the U.S. market	$9,885	$9,487
Senior notes issued in non-U.S. markets	4,242	3,848
Total senior notes	14,127	13,335
Structured notes	6,913	5,736
Total long-term unsecured funding – issuance	$21,040	$19,071

Maturities/redemptions
Total senior notes	$9,195	$8,817
Subordinated debt	806	600
Structured notes	5,820	4,816
Total long-term unsecured funding – maturities/redemptions	$15,821	$14,233
On February 27, 2015, the Firm announced the redemption of $1.5 billion of trust preferred securities, which settled on April 2, 2015.
In addition, from April 1, 2015, through May 5, 2015, the Firm issued $1.1 billion of senior notes.

The Firm raises secured long-term funding through securitization of consumer credit card loans and advances from the FHLBs. It may also in the future raise long-term funding through securitization of residential mortgages, auto loans and student loans, which would increase funding and investor diversity.
The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the three months ended March 31, 2015, and 2014, respectively.

	Three months ended March 31,
Long-term secured funding	Issuance		Maturities/Redemptions
(in millions)	2015	2014	2015	2014
Credit card securitization	$2,476	$1,750	$2,345	$1,301
Other securitizations(a)	—	—	65	92
FHLB advances	4,700	1,000	3,001	1,009
Other long-term secured funding	$124	$40	$118	$97
Total long-term secured funding	$7,300	$2,790	$5,529	$2,499

(a)	Other securitizations includes securitizations of residential mortgages and student loans.
Subsequent to March 31, 2015, the Firm securitized $2.7 billion of consumer credit card loans.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. For further description of the client-driven loan securitizations, see Note 16 of JPMorgan Chase’s 2014 Annual Report.
Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 11, and Credit risk, liquidity risk and credit-related contingent features in
Note 5.

The credit ratings of the parent holding company and the Firm’s principal bank and nonbank subsidiaries as of March 31, 2015, were as follows.

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A. Chase Bank USA, N.A.			J.P. Morgan Securities LLC
March 31, 2015	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investor Services	A3	P-2	Stable	Aa3	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A	A-1	Negative	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	A+	F1	Stable	A+	F1	Stable	A+	F1	Stable
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
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures. Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, rating uplift assumptions surrounding government support, future profitability, risk management practices, and litigation matters, as well as their broader ratings methodologies. Changes in any of these factors could lead to changes in the Firm’s credit ratings.
On March 16, 2015, Moody’s published its new bank rating methodology. As part of this action, the Firm’s preferred securities and bank subordinated debt ratings were placed on review for upgrade. In addition, S&P is considering a proposed change to its rating criteria related to additional loss absorbing capacity, and Fitch is reviewing the ratings differential that it applies between bank holding companies and their bank subsidiaries.
Although the Firm closely monitors and endeavors to manage, to the extent it is able, factors influencing its credit ratings, there is no assurance that its credit ratings will not be changed in the future.

SUPERVISION AND REGULATION
For further information on Supervision and Regulation, see the Supervision and regulation section on pages 1–7 of JPMorgan Chase’s 2014 Form 10-K.

Dividends
At March 31, 2015, JPMorgan Chase estimated that its banking subsidiaries could pay, in the aggregate, approximately $36 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

CRITICAL ACCOUNTING ESTIMATES USED BY THE FIRM
JPMorgan Chase’s accounting policies and use of estimates are integral to understanding its reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the appropriate carrying value of assets and liabilities. The Firm has established policies and control procedures intended to ensure that estimation methods, including any judgments made as part of such methods, are well-controlled, independently reviewed and applied consistently from period to period. The methods used and judgments made reflect, among other factors, the nature of the assets or liabilities and the related business and risk management strategies, which may vary across the Firm’s businesses and portfolios. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm believes its estimates for determining the carrying value of its assets and liabilities are appropriate. The following is a brief description of the Firm’s critical accounting estimates involving significant judgments.
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained consumer and wholesale loan portfolios, as well as the Firm’s consumer and wholesale lending-related commitments. The allowance for loan losses is intended to adjust the carrying value of the Firm’s loan assets to reflect probable credit losses inherent in the loan portfolio as of the balance sheet date. Similarly, the allowance for lending-related commitments is established to cover probable credit losses inherent in the lending-related commitments portfolio as of the balance sheet date. For further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Allowance for credit losses on pages 128–130 and Note 15 of JPMorgan Chase’s 2014 Annual Report; for amounts recorded as of March 31, 2015 and 2014, see Allowance for credit losses on pages 46–48 and Note 14 of this Form 10-Q.
As noted in the discussion on pages 161–163 of JPMorgan Chase’s 2014 Annual Report, the Firm’s allowance for credit losses is sensitive to numerous factors, depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions could affect its estimate of probable credit losses inherent in the portfolio at the balance sheet date. For example, changes in the inputs below would have the following effects on the Firm’s modeled loss estimates as of March 31, 2015, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	For PCI loans, a combined 5% decline in housing prices and a 1% increase in unemployment from current levels could imply an increase to modeled credit loss estimates of approximately $1.0 billion.

•	For the residential real estate portfolio, excluding PCI loans, a combined 5% decline in housing prices and a 1% increase in unemployment from current levels could imply an increase to modeled annual loss estimates of approximately $100 million.

•	A 50 basis point deterioration in forecasted credit card loss rates could imply an increase to modeled annualized credit card loan loss estimates of approximately $600 million.

•	A one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale loan portfolio could imply an increase in the Firm’s modeled loss estimates of approximately $1.8 billion.

•	A 100 basis point increase in estimated loss given default for the Firm’s entire wholesale loan portfolio could imply an increase in the Firm’s modeled loss estimates of approximately $150 million.
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
It is difficult to estimate how potential changes in specific factors might affect the overall allowance for credit losses because management considers a variety of factors and inputs in estimating the allowance for credit losses. Changes in these factors and inputs may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors may be directionally inconsistent, such that improvement in one factor may offset deterioration in other factors. In addition, it is difficult to predict how changes in specific economic conditions or assumptions could affect borrower behavior or other factors considered by management in estimating the allowance for credit losses. Given the process the Firm follows and the judgments made in evaluating the risk factors related to its loans and credit card loss estimates, management believes that its current estimate of the allowance for credit loss is appropriate.

Fair value of financial instruments, MSRs and commodities inventory
Assets measured at fair value
The following table includes the Firm’s assets measured at fair value and the portion of such assets that are classified within level 3 of the valuation hierarchy. For further information, see Note 3.

March 31, 2015 (in billions, except ratio data)	Total assets at fair value	Total level 3 assets
Trading debt and equity instruments	$317.4	$19.2
Derivative receivables	81.6	12.9
Trading assets	399.0	32.1
AFS securities	281.9	1.0
Loans	2.3	2.2
MSRs	6.6	6.6
Private equity investments(a)	3.0	2.3
Other	36.2	1.8
Total assets measured at fair value on a recurring basis	729.0	46.0
Total assets measured at fair value on a nonrecurring basis	3.5	2.2
Total assets measured at fair value	$732.5	$48.2
Total Firm assets	$2,577.1
Level 3 assets as a percentage of total Firm assets		1.9%
Level 3 assets as a percentage of total Firm assets at fair value		6.6%

(a)	Private equity instruments represent investments within the Corporate line of business.
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

For instruments classified in levels 2 and 3, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s credit-worthiness, market funding rates, liquidity considerations, unobservable parameters, and for portfolios that meet specified criteria, the size of the net open risk position. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. For further discussion of valuation adjustments applied by the Firm, see Note 3.
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
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on page 164 of JPMorgan Chase’s 2014 Annual Report.
During the three months ended March 31, 2015, the remaining goodwill of $101 million associated with the Private Equity business was disposed of as part of the Private Equity sale completed in January 2015. For further information on the Private Equity sale, see Note 2.
In addition, the Firm updated the discounted cash flow valuation of its Mortgage Banking business. As of March 31, 2015, the estimated fair value of the Firm’s Mortgage Banking business exceeds its carrying value by less than 5%, and accordingly, the associated goodwill of approximately $2 billion remains at an elevated risk for goodwill impairment.
For its other businesses, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes and current estimated market cost of equity) and prior projections of business performance.
Based on the updated valuation of its Mortgage Banking business and reviews of its other businesses, the Firm concluded that the goodwill allocated to its reporting units was not impaired at March 31, 2015.

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
Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on pages 164–165 of JPMorgan Chase’s 2014 Annual Report.
Litigation reserves
For a description of the significant estimates and judgments associated with establishing litigation reserves, see Note 23 of this Form 10-Q, and Note 31 of JPMorgan Chase’s 2014 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS
Disclosures for investments in certain entities that calculate net asset value per share (or its equivalent)
In May 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to address diversity in practice related to how certain investments measured at net asset value (“NAV”) are reported within the financial statement footnotes. The new guidance removes the requirement to categorize investments measured under the current NAV practical expedient within the fair value hierarchy for all investments. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance will be effective in the first quarter of 2016 and is required to be applied retrospectively. Early adoption is permitted. The Firm is currently evaluating the potential impact on the Consolidated Financial Statements.
Simplifying presentation of debt issuance costs
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs. The new guidance requires that unamortized debt issuance costs be presented as a reduction of the debt liability rather than as an asset. The guidance does not impact the amortization method for these costs. Adoption of the new guidance will have no impact on the Firm’s net income but will reduce other assets and long-term debt by an immaterial amount. The guidance will be effective in the first quarter of 2016 with early adoption permitted.
Amendments to the consolidation analysis
In February 2015, the FASB issued guidance regarding consolidation of legal entities such as limited partnerships, limited liability corporations, and securitization structures. The guidance eliminates the deferral issued by the FASB in February 2010 of the accounting guidance for VIEs for certain investment funds, including mutual funds, private equity funds and hedge funds. In addition, the guidance amends the evaluation of fees paid to a decision maker or a service provider, and exempts certain money market funds from consolidation. The guidance will be effective in the first quarter of 2016 with early adoption permitted. The Firm is currently evaluating the potential impact on the Consolidated Financial Statements.
Measuring the financial assets and financial liabilities of
a consolidated collateralized financing entity
In August 2014, the FASB issued guidance to address diversity in the accounting for differences in the measurement of the fair values of financial assets and liabilities of consolidated financing VIEs. The new guidance provides an alternative for consolidated financing VIEs to elect: (1) to measure their financial assets and liabilities separately under existing U.S. GAAP for fair value measurement with any differences in such fair values reflected in earnings; or (2) to measure both their financial assets and liabilities using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The guidance will be effective in the first quarter of 2016, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Firm’s Consolidated Financial Statements.

Repurchase agreements and similar transactions
In June 2014, the FASB issued guidance that amends the accounting for certain secured financing transactions, and requires enhanced disclosures with respect to transactions recognized as sales in which exposure to the derecognized asset is retained through a separate agreement with the counterparty. The Firm adopted the new guidance effective January 1, 2015. The application of this guidance did not have a material impact on the Firm’s Consolidated Financial Statements. For further information, see Note 5.
In addition, the guidance requires enhanced disclosures with respect to the types and quality of financial assets pledged in secured financing transactions. The guidance will become effective in the second quarter of 2015. The application of this guidance will only affect the disclosure of these transactions and will have no impact on the Firm’s Consolidated balance sheets or results of operations.
Revenue recognition – revenue from contracts with customers
In May 2014, the FASB issued revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the statements of income. The guidance requires that revenue from contracts with customers be recognized upon delivery of a good or service based on the amount of consideration expected to be received, and requires additional disclosures about revenue. While the guidance is currently effective in the first quarter of 2017, the FASB has proposed to defer the effective date to the first quarter of 2018. Early adoption is prohibited. The Firm is currently evaluating the potential impact on the Consolidated Financial Statements.
Reporting discontinued operations and disclosures of disposals of components of an entity
In April 2014, the FASB issued guidance regarding the reporting of discontinued operations. The guidance changes the criteria for determining whether a disposition qualifies for discontinued operations presentation. It also requires enhanced disclosures about discontinued operations and significant dispositions that do not qualify to be presented as discontinued operations. The Firm adopted the new guidance effective the first quarter of 2015. The application of this guidance had no material impact on the Firm’s Consolidated Financial Statements.
Investments in qualified affordable housing projects
In January 2014, the FASB issued guidance regarding the accounting for investments in affordable housing projects that qualify for the low-income housing tax credit. The guidance replaces the effective yield method and allows companies to make an accounting policy election to amortize the initial cost of its investments in proportion to the tax credits and other benefits received if certain criteria are met, and to present the amortization as a component of income tax expense.
The Firm adopted the new accounting guidance effective January 1, 2015. The guidance was required to be applied retrospectively and accordingly, certain prior period amounts have been revised to conform with the current period presentation. For additional information about the impact of the adoption of the new accounting guidance on January 1, 2015, see Note 1.

FORWARD-LOOKING STATEMENTS
From time to time, the Firm has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” or other words of similar meaning. Forward-looking statements provide JPMorgan Chase’s current expectations or forecasts of future events, circumstances, results or aspirations. JPMorgan Chase’s disclosures in this Annual Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Firm also may make forward-looking statements in its other documents filed or furnished with the Securities and Exchange Commission. In addition, the Firm’s senior management may make forward-looking statements orally to investors, analysts, representatives of the media and others.
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:

•	Local, regional and international business, economic and political conditions and geopolitical events;

•	Changes in laws and regulatory requirements;

•	Changes in trade, monetary and fiscal policies and laws;

•	Securities and capital markets behavior, including changes in market liquidity and volatility;

•	Changes in investor sentiment or consumer spending or savings behavior;

•	Ability of the Firm to manage effectively its capital and liquidity, including approval of its capital plans by banking regulators;

•	Changes in credit ratings assigned to the Firm or its subsidiaries;

•	Damage to the Firm’s reputation;

•	Ability of the Firm to deal effectively with an economic slowdown or other economic or market disruption;

•	Technology changes instituted by the Firm, its counterparties or competitors;

•	The success of the Firm’s business simplification initiatives and the effectiveness of its control agenda;

•
Ability of the Firm to develop new products and services, and the extent to which products or services previously sold by the Firm (including but not limited to mortgages and asset-backed securities) require the Firm to incur liabilities or absorb losses not contemplated at their initiation or origination;

•	Ability of the Firm to address enhanced regulatory requirements affecting its consumer businesses;

•	Acceptance of the Firm’s new and existing products and services by the marketplace and the ability of the Firm to increase market share;

•	Ability of the Firm to attract and retain qualified employees;

•	Ability of the Firm to control expense;

•	Competitive pressures;

•	Changes in the credit quality of the Firm’s customers and counterparties;

•	Adequacy of the Firm’s risk management framework, disclosure controls and procedures and internal control over financial reporting;

•	Adverse judicial or regulatory proceedings;

•	Changes in applicable accounting policies;

•	Ability of the Firm to determine accurate values of certain assets and liabilities;

•	Occurrence of natural or man-made disasters or calamities or conflicts;

•	Ability of the Firm to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;
The other risks and uncertainties detailed in Part I, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2015	2014
Revenue
Investment banking fees	$1,794	$1,420
Principal transactions	3,655	3,322
Lending- and deposit-related fees	1,363	1,405
Asset management, administration and commissions	3,807	3,836
Securities gains(a)	52	30
Mortgage fees and related income	705	514
Card income	1,431	1,408
Other income	582	613
Noninterest revenue	13,389	12,548
Interest income	12,565	12,793
Interest expense	1,888	2,126
Net interest income	10,677	10,667
Total net revenue	24,066	23,215

Provision for credit losses	959	850

Noninterest expense
Compensation expense	8,043	7,859
Occupancy expense	933	952
Technology, communications and equipment expense	1,491	1,411
Professional and outside services	1,634	1,786
Marketing	591	564
Other expense	2,191	2,064
Total noninterest expense	14,883	14,636
Income before income tax expense	8,224	7,729
Income tax expense	2,310	2,460
Net income	$5,914	$5,269
Net income applicable to common stockholders	$5,452	$4,893
Net income per common share data
Basic earnings per share	$1.46	$1.29
Diluted earnings per share	1.45	1.28

Weighted-average basic shares	3,725.3	3,787.2
Weighted-average diluted shares	3,757.5	3,823.6
Cash dividends declared per common share	$0.40	$0.38

(a)	The Firm recognized other-than-temporary impairment (“OTTI”) losses of $1 million and $3 million for the three months ended March 31, 2015, and 2014, respectively.

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended March 31,
(in millions)	2015	2014
Net income	$5,914	$5,269
Other comprehensive income, after–tax
Unrealized gains/(losses) on investment securities	89	994
Translation adjustments, net of hedges	(10)	(2)
Cash flow hedges	77	59
Defined benefit pension and OPEB plans	85	26
Total other comprehensive income, after–tax	241	1,077
Comprehensive income	$6,155	$6,346
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	Mar 31, 2015	Dec 31, 2014
Assets
Cash and due from banks	$22,821	$27,831
Deposits with banks	506,383	484,477
Federal funds sold and securities purchased under resale agreements (included $29,299 and $28,585 at fair value)	219,344	215,803
Securities borrowed (included $792 and $992 at fair value)	108,376	110,435
Trading assets (included assets pledged of $129,572 and $125,034)	398,981	398,988
Securities (included $281,872 and $298,752 at fair value and assets pledged of $30,632 and $24,912)	331,136	348,004
Loans (included $2,290 and $2,611 at fair value)	764,185	757,336
Allowance for loan losses	(14,065)	(14,185)
Loans, net of allowance for loan losses	750,120	743,151
Accrued interest and accounts receivable	70,006	70,079
Premises and equipment	14,963	15,133
Goodwill	47,453	47,647
Mortgage servicing rights	6,641	7,436
Other intangible assets	1,128	1,192
Other assets (included $9,119 and $11,909 at fair value and assets pledged of $1,196 and $1,399)	99,796	102,597
Total assets(a)	$2,577,148	$2,572,773
Liabilities
Deposits (included $10,950 and $8,807 at fair value)	$1,367,887	$1,363,427
Federal funds purchased and securities loaned or sold under repurchase agreements (included $3,628 and $2,979 at fair value)	196,578	192,101
Commercial paper	55,655	66,344
Other borrowed funds (included $14,459 and $14,739 at fair value)	29,035	30,222
Trading liabilities	158,273	152,815
Accounts payable and other liabilities (included $23 and $26 at fair value)	202,157	206,939
Beneficial interests issued by consolidated variable interest entities (included $1,281 and $2,162 at fair value)	51,091	52,362
Long-term debt (included $30,633 and $30,226 at fair value)	280,608	276,836
Total liabilities(a)	2,341,284	2,341,046
Commitments and contingencies (see Notes 21 and 23)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,149,250 and 2,006,250 shares)	21,493	20,063
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	92,245	93,270
Retained earnings	134,048	129,977
Accumulated other comprehensive income	2,430	2,189
Shares held in RSU Trust, at cost (472,953 shares)	(21)	(21)
Treasury stock, at cost (393,846,744 and 390,144,630 shares)	(18,436)	(17,856)
Total stockholders’ equity	235,864	231,727
Total liabilities and stockholders’ equity	$2,577,148	$2,572,773

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at March 31, 2015, and December 31, 2014. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

(in millions)	Mar 31, 2015	Dec 31, 2014
Assets
Trading assets	$7,703	$9,090
Loans	67,184	68,880
All other assets	2,350	1,815
Total assets	$77,237	$79,785
Liabilities
Beneficial interests issued by consolidated variable interest entities	$51,091	$52,362
All other liabilities	911	949
Total liabilities	$52,002	$53,311
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At March 31, 2015, and December 31, 2014, the Firm provided limited program-wide credit enhancement of $2.0 billion and $2.0 billion, respectively, related to its Firm-administered multi-seller conduits, which are eliminated in consolidation. For further discussion, see Note 15.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2015	2014
Preferred stock
Balance at January 1	$20,063	$11,158
Issuance of preferred stock	1,430	3,925
Balance at March 31	21,493	15,083
Common stock
Balance at January 1 and March 31	4,105	4,105
Additional paid-in capital
Balance at January 1	93,270	93,828
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(987)	(1,179)
Other	(38)	(26)
Balance at March 31	92,245	92,623
Retained earnings
Balance at January 1	129,977	115,756
Cumulative effect of change in accounting principle	—	(321)
Balance at beginning of year, adjusted	129,977	115,435
Net income	5,914	5,269
Dividends declared:
Preferred stock	(324)	(227)
Common stock ($0.40 and $0.38 per share)	(1,519)	(1,485)
Balance at March 31	134,048	118,992
Accumulated other comprehensive income
Balance at January 1	2,189	1,199
Other comprehensive income	241	1,077
Balance at March 31	2,430	2,276
Shares held in RSU Trust, at cost
Balance at January 1 and March 31	(21)	(21)
Treasury stock, at cost
Balance at January 1	(17,856)	(14,847)
Purchase of treasury stock	(1,900)	(386)
Reissuance from treasury stock	1,320	1,504
Balance at March 31	(18,436)	(13,729)
Total stockholders’ equity	$235,864	$219,329
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Three months ended March 31,
(in millions)	2015	2014
Operating activities
Net income	$5,914	$5,269
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	959	850
Depreciation and amortization	1,181	1,208
Deferred tax expense	33	2,832
Investment securities gains	(52)	(30)
Stock-based compensation	565	618
Originations and purchases of loans held-for-sale	(8,856)	(12,926)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	10,646	16,898
Net change in:
Trading assets	5,450	4,010
Securities borrowed	2,057	(10,559)
Accrued interest and accounts receivable	(27)	(9,090)
Other assets	(10,199)	13,142
Trading liabilities	17,349	(1,951)
Accounts payable and other liabilities	(6,482)	2,271
Other operating adjustments	(3,659)	2,125
Net cash provided by operating activities	14,879	14,667
Investing activities
Net change in:
Deposits with banks	(21,906)	(56,480)
Federal funds sold and securities purchased under resale agreements	(3,468)	(17,092)
Held-to-maturity securities:
Proceeds from paydowns and maturities	1,379	639
Purchases	(1,459)	(4,649)
Available-for-sale securities:
Proceeds from paydowns and maturities	25,221	22,485
Proceeds from sales	6,909	10,906
Purchases	(21,663)	(24,775)
Proceeds from sales and securitizations of loans held-for-investment	4,661	4,396
Other changes in loans, net	(15,768)	(3,260)
Net cash provided by business acquisitions or dispositions	1,272	—
All other investing activities, net	672	(580)
Net cash used in investing activities	(24,150)	(68,410)
Financing activities
Net change in:
Deposits	8,967	(5,320)
Federal funds purchased and securities loaned or sold under repurchase agreements	4,468	36,263
Commercial paper and other borrowed funds	(11,885)	6,486
Beneficial interests issued by consolidated variable interest entities	(510)	(3,246)
Proceeds from long-term borrowings	28,395	22,064
Payments of long-term borrowings	(22,183)	(17,000)
Excess tax benefits related to stock-based compensation	262	339
Proceeds from issuance of preferred stock	1,392	3,895
Treasury stock purchased	(1,900)	(386)
Dividends paid	(1,770)	(1,554)
All other financing activities, net	(899)	(1,223)
Net cash provided by financing activities	4,337	40,318
Effect of exchange rate changes on cash and due from banks	(76)	(25)
Net decrease in cash and due from banks	(5,010)	(13,450)
Cash and due from banks at the beginning of the period	27,831	39,771
Cash and due from banks at the end of the period	$22,821	$26,321
Cash interest paid	$1,601	$1,092
Cash income taxes paid, net	608	270

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
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and related notes thereto, included in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (the “2014 Annual Report”).
Certain amounts reported in prior periods have been reclassified to conform with the current presentation.
Investments in qualified affordable housing projects
Effective January 1, 2015, the Firm adopted new accounting guidance for investments in affordable housing projects that qualify for the low-income housing tax credit, which impacted the Corporate & Investment Bank (“CIB”). As a result of the adoption of this new guidance, the Firm made an accounting policy election to amortize the initial cost of its qualifying investments in proportion to the tax credits and other benefits received, and to present the amortization as a component of income tax expense (previously such amounts were predominantly presented in other income). The guidance was required to be applied retrospectively and accordingly, certain prior period amounts have been revised to conform with the current period presentation. The cumulative effect on retained earnings was a reduction of $321 million as of January 1, 2014. The adoption of this accounting guidance resulted in an increase of $222 million and $227 million in other income and income tax expense, respectively, which led to an increase of approximately 2% in the effective tax rate for the three months ended March 31, 2014. The impact on net income and earnings per share in prior periods was not material.
The Firm recognized $377 million and $379 million of tax credits and other tax benefits associated with these investments within Income tax expense for the three months ended March 31, 2015 and 2014, respectively. The amount of amortization of such investments reported in income tax expense under the current period presentation was $274 million and $264 million, for the three months ended March 31, 2015 and 2014, respectively.
The carrying value of investments in affordable housing projects was $7.1 billion and $7.3 billion at March 31, 2015 and December 31, 2014, respectively. These investments are reported in other assets on the Firm’s Consolidated balance sheets. The amount of commitments related to these investments was $1.7 billion and $1.8 billion at both March 31, 2015 and December 31, 2014. These commitments are reported in accounts payable and other liabilities on the Firm’s Consolidated balance sheets.
Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the balance sheet when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities sold and purchased under repurchase agreements to be presented net when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances when the specified conditions are met. For further information on offsetting assets and liabilities, see Note 1 of JPMorgan Chase’s 2014 Annual Report.
Note 2 – Business changes and developments
Business events and subsequent events
As part of the Firm’s business simplification agenda, the sale of a portion of the Private Equity Business (“Private Equity sale”) was completed on January 9, 2015.
Preferred stock issuances
During the three months ended March 31, 2015, the Firm issued $1.4 billion of noncumulative preferred stock, and on April 21, 2015, the Firm issued $2.0 billion of noncumulative preferred stock. For further information on the Firm’s preferred stock, see Note 22 of JPMorgan Chase’s 2014 Annual Report.
Note 3 – Fair value measurement
For a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 3 of JPMorgan Chase’s 2014 Annual Report.

The following table presents the asset and liabilities reported at fair value as of March 31, 2015, and December 31, 2014, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy					Derivative netting adjustments
March 31, 2015 (in millions)	Level 1	Level 2		Level 3			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$29,299		$—		$—	$29,299
Securities borrowed	—	792		—		—	792
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	—	23,873		888		—	24,761
Residential – nonagency	—	1,466		449		—	1,915
Commercial – nonagency	—	895		211		—	1,106
Total mortgage-backed securities	—	26,234		1,548		—	27,782
U.S. Treasury and government agencies(a)	19,935	7,055		—		—	26,990
Obligations of U.S. states and municipalities	—	9,178		1,331		—	10,509
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,570		—		—	1,570
Non-U.S. government debt securities	23,883	32,115		180		—	56,178
Corporate debt securities	—	28,579		2,759		—	31,338
Loans(b)	—	21,246		10,763		—	32,009
Asset-backed securities	—	2,830		1,233		—	4,063
Total debt instruments	43,818	128,807		17,814		—	190,439
Equity securities	111,167	563		317		—	112,047
Physical commodities(c)	3,881	1,169		—		—	5,050
Other	—	8,830		1,041		—	9,871
Total debt and equity instruments(d)	158,866	139,369		19,172		—	317,407
Derivative receivables:
Interest rate	598	894,227		4,256		(862,933)	36,148
Credit	—	60,642		2,694		(61,808)	1,528
Foreign exchange	894	223,859		3,204		(202,261)	25,696
Equity	—	43,644		2,245		(38,479)	7,410
Commodity	199	38,537		452		(28,396)	10,792
Total derivative receivables(e)	1,691	1,260,909		12,851		(1,193,877)	81,574
Total trading assets	160,557	1,400,278		32,023		(1,193,877)	398,981
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	65,556		—		—	65,556
Residential – nonagency	—	42,580		23		—	42,603
Commercial – nonagency	—	22,507		99		—	22,606
Total mortgage-backed securities	—	130,643		122		—	130,765
U.S. Treasury and government agencies(a)	11,915	50		—		—	11,965
Obligations of U.S. states and municipalities	—	31,199		—		—	31,199
Certificates of deposit	—	1,023		—		—	1,023
Non-U.S. government debt securities	22,231	23,626		—		—	45,857
Corporate debt securities	—	17,191		—		—	17,191
Asset-backed securities:
Collateralized loan obligations	—	28,913		770		—	29,683
Other	—	11,753		111		—	11,864
Equity securities	2,325	—		—		—	2,325
Total available-for-sale securities	36,471	244,398		1,003		—	281,872
Loans	—	68		2,222		—	2,290
Mortgage servicing rights (“MSRs”)	—	—		6,641		—	6,641
Other assets:
Private equity investments(f)	383	254		2,314		—	2,951
All other	4,026	326		1,816		—	6,168
Total other assets	4,409	580		4,130		—	9,119
Total assets measured at fair value on a recurring basis	$201,437	$1,675,415	(g)	$46,019	(g)	$(1,193,877)	$728,994
Deposits	$—	$7,610		$3,340		$—	$10,950
Federal funds purchased and securities loaned or sold under repurchase agreements	—	3,628		—		—	3,628
Other borrowed funds	—	13,343		1,116		—	14,459
Trading liabilities:
Debt and equity instruments(d)	65,431	18,924		82		—	84,437
Derivative payables:
Interest rate	659	861,758		3,606		(848,133)	17,890
Credit	—	60,006		2,419		(61,205)	1,220
Foreign exchange	880	239,402		2,497		(215,685)	27,094
Equity	—	47,704		4,990		(39,504)	13,190
Commodity	124	40,649		1,187		(27,518)	14,442
Total derivative payables(e)	1,663	1,249,519		14,699		(1,192,045)	73,836
Total trading liabilities	67,094	1,268,443		14,781		(1,192,045)	158,273
Accounts payable and other liabilities	—	—		23		—	23
Beneficial interests issued by consolidated VIEs	—	258		1,023		—	1,281
Long-term debt	—	18,630		12,003		—	30,633
Total liabilities measured at fair value on a recurring basis	$67,094	$1,311,912		$32,286		$(1,192,045)	$219,247

	Fair value hierarchy					Derivative netting adjustments
December 31, 2014 (in millions)	Level 1	Level 2		Level 3				Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$28,585		$—		$—		$28,585
Securities borrowed	—	992		—		—		992
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	14	31,904		922		—		32,840
Residential – nonagency	—	1,381		663		—		2,044
Commercial – nonagency	—	927		306		—		1,233
Total mortgage-backed securities	14	34,212		1,891		—		36,117
U.S. Treasury and government agencies(a)	17,816	8,460		—		—		26,276
Obligations of U.S. states and municipalities	—	9,298		1,273		—		10,571
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,429		—		—		1,429
Non-U.S. government debt securities	25,854	27,294		302		—		53,450
Corporate debt securities	—	28,099		2,989		—		31,088
Loans(b)	—	23,080		13,287		—		36,367
Asset-backed securities	—	3,088		1,264		—		4,352
Total debt instruments	43,684	134,960		21,006		—		199,650
Equity securities	104,890	748		431		—		106,069
Physical commodities(c)	2,739	1,741		2		—		4,482
Other	—	8,762		1,050		—		9,812
Total debt and equity instruments(d)	151,313	146,211		22,489		—		320,013
Derivative receivables:
Interest rate	473	945,635	(h)	4,149		(916,532)	(h)	33,725
Credit	—	73,853		2,989		(75,004)		1,838
Foreign exchange	758	212,153	(h)	2,276		(193,934)	(h)	21,253
Equity	—	39,937	(h)	2,552		(34,312)	(h)	8,177
Commodity	247	42,807		599		(29,671)		13,982
Total derivative receivables(e)	1,478	1,314,385	(h)	12,565		(1,249,453)	(h)	78,975
Total trading assets	152,791	1,460,596	(h)	35,054		(1,249,453)	(h)	398,988
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	65,319		—		—		65,319
Residential – nonagency	—	50,865		30		—		50,895
Commercial – nonagency	—	21,009		99		—		21,108
Total mortgage-backed securities	—	137,193		129		—		137,322
U.S. Treasury and government agencies(a)	13,591	54		—		—		13,645
Obligations of U.S. states and municipalities	—	30,068		—		—		30,068
Certificates of deposit	—	1,103		—		—		1,103
Non-U.S. government debt securities	24,074	28,669		—		—		52,743
Corporate debt securities	—	18,532		—		—		18,532
Asset-backed securities:
Collateralized loan obligations	—	29,402		792		—		30,194
Other	—	12,499		116		—		12,615
Equity securities	2,530	—		—		—		2,530
Total available-for-sale securities	40,195	257,520		1,037		—		298,752
Loans	—	70		2,541		—		2,611
Mortgage servicing rights	—	—		7,436		—		7,436
Other assets:						—
Private equity investments(f)	648	2,624		2,475		—		5,747
All other	4,018	230		1,914		—		6,162
Total other assets	4,666	2,854		4,389		—		11,909
Total assets measured at fair value on a recurring basis	$197,652	$1,750,617	(g)(h)	$50,457	(g)	$(1,249,453)	(h)	$749,273
Deposits	$—	$5,948		$2,859		$—		$8,807
Federal funds purchased and securities loaned or sold under repurchase agreements	—	2,979		—		—		2,979
Other borrowed funds	—	13,286		1,453		—		14,739
Trading liabilities:
Debt and equity instruments(d)	62,914	18,713		72		—		81,699
Derivative payables:						—
Interest rate	499	914,357	(h)	3,523		(900,634)	(h)	17,745
Credit	—	73,095		2,800		(74,302)		1,593
Foreign exchange	746	221,066	(h)	2,802		(201,644)	(h)	22,970
Equity	—	41,925	(h)	4,337		(34,522)	(h)	11,740
Commodity	141	44,318		1,164		(28,555)		17,068
Total derivative payables(e)	1,386	1,294,761	(h)	14,626		(1,239,657)	(h)	71,116
Total trading liabilities	64,300	1,313,474	(h)	14,698		(1,239,657)	(h)	152,815
Accounts payable and other liabilities	—	—		26		—		26
Beneficial interests issued by consolidated VIEs	—	1,016		1,146		—		2,162
Long-term debt	—	18,349		11,877		—		30,226
Total liabilities measured at fair value on a recurring basis	$64,300	$1,355,052	(h)	$32,059		$(1,239,657)	(h)	$211,754

(a)	At March 31, 2015, and December 31, 2014, included total U.S. government-sponsored enterprise obligations of $75.2 billion and $84.1 billion, respectively, which were predominantly mortgage-related.

(b)
At March 31, 2015, and December 31, 2014, included within trading loans were $13.3 billion and $17.0 billion, respectively, of residential first-lien mortgages, and $4.4 billion and $5.8 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $6.0 billion and $7.7 billion, respectively, and reverse mortgages of $2.9 billion and $3.4 billion, respectively.

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

(d)	Balances reflect the reduction of securities owned (long positions) by the amount of identical securities sold but not yet purchased (short positions).

(e)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivables and payables balances would be $2.3 billion and $2.5 billion at March 31, 2015, and December 31, 2014, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(f)
Private equity instruments represent investments within the Corporate line of business. The cost basis of the private equity investment portfolio totaled $4.2 billion and $6.0 billion at March 31, 2015, and December 31, 2014, respectively.

(g)
Includes investments in hedge funds, private equity funds, real estate and other funds that do not have readily determinable fair values. The Firm uses net asset value per share when measuring the fair value of these investments. At March 31, 2015, and December 31, 2014, the fair values of these investments were $1.8 billion and $1.8 billion, respectively, of which $374 million and $337 million, respectively, were classified in level 2, and $1.4 billion and $1.4 billion, respectively, in level 3.

(h)	The prior period amounts have been revised to conform with the current period presentation. This revision had no impact on the Firm's Consolidated balance sheets or its results of operations.

Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended March 31, 2015 and 2014, there were no individually significant transfers between levels 1, 2 and 3.
All transfers are assumed to occur at the beginning of the quarterly reporting period in which they occur.
Level 3 valuations
For further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments, see Note 3 of JPMorgan Chase’s 2014 Annual Report.
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
In the Firm’s view, the input range and the weighted average value do not reflect the degree of input uncertainty or an assessment of the reasonableness of the Firm’s estimates and assumptions. Rather, they reflect the characteristics of the various instruments held by the Firm and the relative distribution of instruments within the range characteristics. For example, two option contracts may have similar levels of market risk exposure and valuation uncertainty, but may have significantly different implied volatility levels because the option contracts have different underlyings, tenors, or strike prices. The input range and weighted average values will therefore vary from period-to period and parameter to parameter based on the characteristics of the instruments held by the Firm at each balance sheet date.
For the Firm’s derivatives and structured notes positions classified within level 3, the equity and interest rate correlation inputs used in estimating fair value were concentrated at the upper end of the range presented, while the credit correlation inputs were distributed across the range presented and the foreign exchange correlation inputs were concentrated at the top end of the range presented. In addition, the interest rate volatility inputs used in estimating fair value were concentrated at the upper end of the range presented and the foreign exchange correlation inputs were concentrated at the top end of the range presented. The equity volatilities are concentrated at the lower half end of the range. The forward commodity prices used in estimating the fair value of commodity derivatives were concentrated within the lower end of the range presented.

Level 3 inputs(a)
March 31, 2015 (in millions, except for ratios and basis points)
Product/Instrument	Fair value	Principal valuation technique	Unobservable inputs	Range of input values			Weighted average
Residential mortgage-backed securities and loans	$6,816	Discounted cash flows	Yield	1%	–	24%	5%
			Prepayment speed	0%	–	20%	7%
			Conditional default rate	0%	–	100%	10%
			Loss severity	0%	–	100%	27%
Commercial mortgage-backed securities and loans(b)	4,634	Discounted cash flows	Yield	1%	–	34%	4%
			Conditional default rate	0%	–	100%	7%
			Loss severity	0%	–	40%	28%
Corporate debt securities, obligations of U.S. states and municipalities, and other(c)	6,434	Discounted cash flows	Credit spread	60 bps	–	350 bps	158 bps
			Yield	2%	–	16%	5%
	5,268	Market comparables	Price	$—	–	$139	$105
Net interest rate derivatives	650	Option pricing	Interest rate correlation	(75)%	–	93%
			Interest rate spread volatility	0%	–	60%
Net credit derivatives(b)(c)	275	Discounted cash flows	Credit correlation	40%	–	90%
Net foreign exchange derivatives	707	Option pricing	Foreign exchange correlation	0%	–	60%
Net equity derivatives	(2,745)	Option pricing	Equity volatility	15%	–	60%
Net commodity derivatives	(735)	Discounted cash flows	Forward commodity price	$50	–	$90 per barrel
Collateralized loan obligations	770	Discounted cash flows	Credit spread	275 bps	–	445 bps	296 bps
			Prepayment speed	20%			20%
			Conditional default rate	2%			2%
			Loss severity	40%			40%
	291	Market comparables	Price	$—	–	$140	$83
Mortgage servicing rights (“MSRs”)	6,641	Discounted cash flows	Refer to Note 16
Private equity direct investments	1,897	Market comparables	EBITDA multiple	6.9x	–	11.8x	8.5x
			Liquidity adjustment	0%	–	15%	10%
Private equity fund investments	417	Net asset value	Net asset value(e)
Long-term debt, other borrowed funds, and deposits(d)	15,195	Option pricing	Interest rate correlation	(75)%	–	93%
			Interest rate spread volatility	0%	–	60%
			Foreign exchange correlation	0%	–	60%
			Equity correlation	(50)%	–	85%
	1,264	Discounted cash flows	Credit correlation	40%	–	90%

(a)	The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets.

(b)
The unobservable inputs and associated input ranges for approximately $465 million of credit derivative receivables and $408 million of credit derivative payables with underlying commercial mortgage risk have been included in the inputs and ranges provided for commercial mortgage-backed securities (“MBS”) and loans.

(c)
The unobservable inputs and associated input ranges for approximately $746 million of credit derivative receivables and $654 million of credit derivative payables with underlying asset-backed securities (“ABS”) risk have been included in the inputs and ranges provided for corporate debt securities, obligations of U.S. states and municipalities and other.

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
Changes in and ranges of unobservable inputs
For a discussion of the impact on fair value of changes in unobservable inputs and the relationships between unobservable inputs as well as a description of attributes of the underlying instruments and external market factors that affect the range of inputs used in the valuation of the Firm’s positions see Note 3 of JPMorgan Chase’s 2014 Annual Report.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three months ended March 31, 2015 and 2014. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2015 (in millions)	Fair value at January 1, 2015	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at March 31, 2015	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2015
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$922	$(53)		$74	$(17)		$(40)	$2	$888	$(52)
Residential – nonagency	663	(10)		152	(347)		(6)	(3)	449	(34)
Commercial – nonagency	306	(11)		82	(151)		(8)	(7)	211	(16)
Total mortgage-backed securities	1,891	(74)		308	(515)		(54)	(8)	1,548	(102)
Obligations of U.S. states and municipalities	1,273	10		144	(71)		(25)	—	1,331	8
Non-U.S. government debt securities	302	1		101	(92)		(31)	(101)	180	1
Corporate debt securities	2,989	(55)		533	(496)		(92)	(120)	2,759	(26)
Loans	13,287	(285)		736	(1,997)		(469)	(509)	10,763	(275)
Asset-backed securities	1,264	(37)		559	(521)		32	(64)	1,233	(44)
Total debt instruments	21,006	(440)		2,381	(3,692)		(639)	(802)	17,814	(438)
Equity securities	431	38		29	(110)		(3)	(68)	317	31
Other	1,052	8		661	(584)		(79)	(17)	1,041	15
Total trading assets – debt and equity instruments	22,489	(394)	(c)	3,071	(4,386)		(721)	(887)	19,172	(392)	(c)
Net derivative receivables:(a)
Interest rate	626	142		309	(74)		(255)	(98)	650	308
Credit	189	77		9	(3)		19	(16)	275	75
Foreign exchange	(526)	827		5	(3)		201	203	707	779
Equity	(1,785)	(476)		208	(289)		(355)	(48)	(2,745)	(484)
Commodity	(565)	(40)		—	—		(98)	(32)	(735)	(49)
Total net derivative receivables	(2,061)	530	(c)	531	(369)		(488)	9	(1,848)	629	(c)
Available-for-sale securities:
Asset-backed securities	908	(9)		49	(43)		(24)	—	881	(4)
Other	129	—		—	—		(7)	—	122	—
Total available-for-sale securities	1,037	(9)	(d)	49	(43)		(31)	—	1,003	(4)	(d)
Loans	2,541	(205)	(c)	120	(83)		(151)	—	2,222	(205)	(c)
Mortgage servicing rights	7,436	(579)	(e)	156	(157)		(215)	—	6,641	(579)	(e)
Other assets:
Private equity investments	2,475	36	(c)	—	—		(71)	(126)	2,314	21	(c)
All other	1,914	19	(f)	95	(88)		(124)	—	1,816	2	(f)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2015 (in millions)	Fair value at January 1, 2015	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at March 31, 2015	Change in unrealized (gains)/losses related to financial instruments held at March 31, 2015
				Purchases	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$2,859	$92	(c)	$—	$—	$775	$(115)	$(271)	$3,340	$88	(c)
Other borrowed funds	1,453	(119)	(c)	—	—	1,048	(981)	(285)	1,116	(110)	(c)
Trading liabilities – debt and equity instruments	72	3	(c)	(108)	126	—	(9)	(2)	82	2	(c)
Accounts payable and other liabilities	26	—	(c)	—	—	—	(3)	—	23	—	(c)
Beneficial interests issued by consolidated VIEs	1,146	(53)	(c)	—	—	2	(72)	—	1,023	(47)	(c)
Long-term debt	11,877	(105)	(c)	—	(12)	2,837	(2,371)	(223)	12,003	(96)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2014 (in millions)	Fair value at January 1, 2014	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at March 31, 2014	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2014
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$1,005	$3		$331	$(162)		$(27)	$—	$1,150	$5
Residential – nonagency	726	24		192	(200)		(12)	(15)	715	14
Commercial – nonagency	432	20		321	(294)		(14)	—	465	10
Total mortgage-backed securities	2,163	47		844	(656)		(53)	(15)	2,330	29
Obligations of U.S. states and municipalities	1,382	22		—	(185)		—	—	1,219	9
Non-U.S. government debt securities	143	16		410	(516)		(1)	—	52	22
Corporate debt securities	5,920	238		1,197	(1,352)		(841)	(289)	4,873	213
Loans	13,455	319		2,158	(1,794)		(1,546)	(71)	12,521	295
Asset-backed securities	1,272	24		550	(556)		(20)	(114)	1,156	19
Total debt instruments	24,335	666		5,159	(5,059)		(2,461)	(489)	22,151	587
Equity securities	885	81		36	(19)		(9)	(89)	885	70
Physical commodities	4	—		—	—		(1)	—	3	—
Other	2,000	(97)		54	(51)		(28)	(594)	1,284	(19)
Total trading assets – debt and equity instruments	27,224	650	(c)	5,249	(5,129)		(2,499)	(1,172)	24,323	638	(c)
Net derivative receivables:(a)
Interest rate	2,379	24		48	(43)		(338)	20	2,090	(342)
Credit	95	(115)		58	—		206	—	244	(97)
Foreign exchange	(1,200)	(199)		61	(16)		49	23	(1,282)	(349)
Equity	(1,063)	71		801	(1,033)		125	39	(1,060)	582
Commodity	115	(154)		1	—		(42)	22	(58)	(60)
Total net derivative receivables	326	(373)	(c)	969	(1,092)		—	104	(66)	(266)	(c)
Available-for-sale securities:
Asset-backed securities	1,088	(2)		—	(2)		(20)	63	1,127	(2)
Other	1,234	(3)		—	—		(41)	—	1,190	(3)
Total available-for-sale securities	2,322	(5)	(d)	—	(2)		(61)	63	2,317	(5)	(d)
Loans	1,931	32	(c)	684	(142)		(234)	—	2,271	28	(c)
Mortgage servicing rights	9,614	(822)	(e)	195	(188)		(247)	—	8,552	(822)	(e)
Other assets:
Private equity investments	6,474	96	(c)	87	(1,018)		(304)	—	5,335	(3)	(c)
All other	2,589	(34)	(f)	73	(37)		(155)	—	2,436	(44)	(f)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2014 (in millions)	Fair value at January 1, 2014	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at March 31, 2014	Change in unrealized (gains)/ losses related to financial instruments held at March 31, 2014
				Purchases	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$2,255	$37	(c)	$—	$—	$290	$(42)	$(154)	$2,386	$28	(c)
Other borrowed funds	2,074	39	(c)	—	—	1,333	(2,107)	196	1,535	113	(c)
Trading liabilities – debt and equity instruments	113	—		(216)	208	—	(4)	—	101	—
Accounts payable and other liabilities	—	—		—	—	—	—	—	—	—
Beneficial interests issued by consolidated VIEs	1,240	47	(c)	—	—	78	(205)	—	1,160	50	(c)
Long-term debt	10,008	102	(c)	—	—	1,832	(1,010)	271	11,203	129	(c)

(a)	All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.

(b)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) was 15% at March 31, 2015 and December 31, 2014.

(c)
Predominantly reported in principal transactions revenue, except for changes in fair value for Consumer & Community Banking mortgage loans, lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.

(d)
Realized gains/(losses) on available-for-sale (“AFS”) securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains/(losses) are reported in OCI. Realized gains/(losses) and foreign exchange remeasurement adjustments recorded in income on AFS securities were $(7) million and $(1) million for the three months ended March 31, 2015 and 2014, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $(2) million and $(4) million for the three months ended March 31, 2015 and 2014, respectively.

(e)	Changes in fair value for CCB mortgage servicing rights are reported in mortgage fees and related income.

(f)	Predominantly reported in other income.

(g)	Loan originations are included in purchases.

(h)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur.

Level 3 analysis
Consolidated balance sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 1.9% of total Firm assets at March 31, 2015. The following describes significant changes to level 3 assets since December 31, 2014, for those items measured at fair value on a recurring basis. For further information on changes impacting items measured at fair value on a nonrecurring basis, see Assets and liabilities measured at fair value on a nonrecurring basis on page 87.
Three months ended March 31, 2015
Level 3 assets were $46.0 billion at March 31, 2015, reflecting a decrease of $4.4 billion from December 31, 2014, largely due to the following:

•
$3.3 billion decrease in trading assets, debt and equity securities predominantly driven by a decrease in trading loans due to sales and a number of transfers from Level 3 to Level 2 as a result of an increase in observability of certain valuation inputs.

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. For further information on these instruments, see Changes in level 3 recurring fair value measurements rollforward tables on pages 84–85.
Three months ended March 31, 2015

•	$602 million of net losses and $182 million of net gains on assets and liabilities, respectively, measured at fair value on a recurring basis, none of which were individually significant.
Three months ended March 31, 2014

•	$456 million and $225 million of net losses on assets and liabilities, respectively, measured at fair value on a recurring basis, none of which were individually significant.

Credit & funding adjustments
The following table provides the credit and funding adjustments, excluding the effect of any associated hedging activities, reflected within the Consolidated balance sheets as of the dates indicated.

(in millions)	Mar 31, 2015	Dec 31, 2014
Derivative receivables balance(a)	$81,574	$78,975
Derivative payables balance(a)	73,836	71,116
Derivatives CVA(b)	(2,493)	(2,674)
Derivatives DVA and FVA(b)(c)	(521)	(380)
Structured notes balance(a)(d)	56,042	53,772
Structured notes DVA and FVA(b)(e)	1,300	1,152

(a)	Balances are presented net of applicable credit valuation adjustments (“CVA”) and debit valuation adjustments (“DVA”)/funding valuation adjustments (“FVA”).

(b)
Positive CVA and DVA/FVA represent amounts that increased receivable balances or decreased payable balances; negative CVA and DVA/FVA represent amounts that decreased receivable balances or increased payable balances.

(c)	At March 31, 2015, and December 31, 2014, included derivatives DVA of $727 million and $714 million, respectively.

(d)
Structured notes are predominantly financial instruments containing embedded derivatives that are measured at fair value based on the Firm’s election under the fair value option. At March 31, 2015, and December 31, 2014, included $943 million and $943 million, respectively, of financial instruments with no embedded derivative for which the fair value option has also been elected. For further information on these elections, see Note 4.

(e)	At March 31, 2015, and December 31, 2014 included structured notes DVA of $1.5 billion and $1.4 billion, respectively.
The following table provides the impact of credit and funding adjustments on Principal transactions revenue in the respective periods, excluding the effect of any associated hedging activities.

	Three months ended March 31,
(in millions)	2015	2014
Credit adjustments:
Derivatives CVA	$181	$(19)
Derivatives DVA and FVA(a)	(141)	(125)
Structured notes DVA and FVA(b)	148	17

(a)	Included derivatives DVA of $13 million and $(94) million for the three months ended March 31, 2015 and 2014, respectively.

(b)	Included structured notes DVA of $108 million and $(115) million for the three months ended March 31, 2015 and 2014, respectively.

Assets and liabilities measured at fair value on a nonrecurring basis
At March 31, 2015 and 2014, assets measured at fair value on a nonrecurring basis were $3.5 billion and $3.8 billion, respectively, which predominantly consisted of loans that had fair value adjustments for the three months ended March 31, 2015 and 2014. At March 31, 2015, $1.3 billion and $2.2 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. At March 31, 2014, $333 million and $3.5 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. Liabilities measured at fair value on a nonrecurring basis were not significant at March 31, 2015 and 2014. For the three months ended March 31, 2015 and 2014, there were no significant transfers between levels 1, 2, and 3.
Of the $2.2 billion of level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2015:

•
$1.3 billion related to consumer credit card loans that were reclassified to held-for-sale during the fourth quarter of 2014 subject to a lower of cost or fair value adjustment. These loans were classified as level 3, as they are valued based on the Firm’s internal valuation methodology;

•
$495 million related to trade finance loans that were reclassified to held-for-sale during the fourth quarter of 2013 and subject to a lower of cost or fair value adjustment. These loans were classified as level 3 as they are valued based on the indicative pricing received from external investors, with a spread and weighted average of 58 bps.

•
$186 million related to residential real estate loans measured at the net realizable value of the underlying collateral (i.e., collateral-dependent loans and other loans charged off in accordance with regulatory guidance). These amounts are classified as level 3 as they are valued using a broker’s price opinion and discounted based upon the Firm’s experience with actual liquidation values. These discounts to the broker price opinions ranged from 8% to 59%, with a weighted average of 22%.

The total change in the recorded value of assets and liabilities for which a fair value adjustment has been included in the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, related to financial instruments held at those dates, was a reduction of $88 million and $226 million, respectively.
For information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), see Note 14 of JPMorgan Chase’s 2014 Annual Report.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents the carrying values and estimated fair values at March 31, 2015, and December 31, 2014, of financial assets and liabilities, excluding financial instruments which are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 of JPMorgan Chase’s 2014 Annual Report.

	March 31, 2015					December 31, 2014
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$22.8	$22.8	$—	$—	$22.8	$27.8	$27.8	$—	$—	$27.8
Deposits with banks	506.4	502.8	3.6	—	506.4	484.5	480.4	4.1	—	484.5
Accrued interest and accounts receivable	70.0	—	70.0	0.1	70.1	70.1	—	70.0	0.1	70.1
Federal funds sold and securities purchased under resale agreements	190.0	—	190.0	—	190.0	187.2	—	187.2	—	187.2
Securities borrowed	107.6	—	107.6	—	107.6	109.4	—	109.4	—	109.4
Securities, held-to-maturity(a)	49.3	—	51.4	—	51.4	49.3	—	51.2	—	51.2
Loans, net of allowance for loan losses(b)	747.8	—	18.3	734.4	752.7	740.5	—	21.8	723.1	744.9
Other	65.8	—	56.5	13.3	69.8	64.7	—	55.7	13.3	69.0
Financial liabilities
Deposits	$1,356.9	$—	$1,356.0	$1.2	$1,357.2	$1,354.6	$—	$1,353.6	$1.2	$1,354.8
Federal funds purchased and securities loaned or sold under repurchase agreements	193.0	—	193.0	—	193.0	189.1	—	189.1	—	189.1
Commercial paper	55.7	—	55.7	—	55.7	66.3	—	66.3	—	66.3
Other borrowed funds	14.6	—	14.6	—	14.6	15.5		15.5	—	15.5
Accounts payable and other liabilities	174.5	—	172.0	2.4	174.4	176.7	—	173.7	2.9	176.6
Beneficial interests issued by consolidated VIEs	49.8	—	47.9	2.0	49.9	50.2	—	48.2	2.0	50.2
Long-term debt and junior subordinated deferrable interest debentures(c)	250.0	—	255.9	3.8	259.7	246.6	—	251.6	3.8	255.4

(a)	Carrying value includes unamortized discount or premium.

(b)
Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based on the value of the underlying collateral. The difference between the estimated fair value and carrying value of a financial asset or liability is the result of the different methodologies used to determine fair value as compared with carrying value. For example, credit losses are estimated for a financial asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in the allowance for loan loss calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in the allowance for loan losses. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see Valuation hierarchy on pages 181–184 of JPMorgan Chase’s 2014 Annual Report.

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

	March 31, 2015					December 31, 2014
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$0.6	$—	$—	$1.3	$1.3	$0.6	$—	$—	$1.6	$1.6

(a)
Represents the allowance for wholesale lending-related commitments. Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which are recognized at fair value at the inception of guarantees.

The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases as permitted by law, without notice. For a further discussion of the valuation of lending-related commitments, see page 182 of JPMorgan Chase’s 2014 Annual Report.
Note 4 – Fair value option
For a discussion of the primary financial instruments for which the fair value option was previously elected, including the basis for those elections and the determination of instrument-specific credit risk, where relevant, see Note 4 of JPMorgan Chase’s 2014 Annual Report.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three months ended March 31, 2015 and 2014, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended March 31,
	2015				2014
(in millions)	Principal transactions	All other income		Total changes in fair value recorded	Principal transactions	All other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$73	$—		$73	$(40)	$—		$(40)
Securities borrowed	(2)	—		(2)	(3)	—		(3)
Trading assets:
Debt and equity instruments, excluding loans	380	—		380	230	(2)	(c)	228
Loans reported as trading assets:
Changes in instrument-specific credit risk	152	3	(c)	155	363	9	(c)	372
Other changes in fair value	127	280	(c)	407	64	292	(c)	356
Loans:
Changes in instrument-specific credit risk	1	—		1	8	—		8
Other changes in fair value	—	—		—	7	—		7
Other assets	60	6	(d)	66	5	(73)	(d)	(68)
Deposits(a)	(125)	—		(125)	(104)	—		(104)
Federal funds purchased and securities loaned or sold under repurchase agreements	(9)	—		(9)	(16)	—		(16)
Other borrowed funds(a)	(9)	—		(9)	(260)	—		(260)
Trading liabilities	(2)	—		(2)	(6)	—		(6)
Beneficial interests issued by consolidated VIEs	18	—		18	(89)	—		(89)
Other liabilities	—	—		—	—	—		—
Long-term debt:
Changes in instrument-specific credit risk(a)	116	—		116	(77)	—		(77)
Other changes in fair value(b)	(378)	—		(378)	(18)	—		(18)

(a)
Total changes in instrument-specific credit risk (DVA) related to structured notes were $108 million and $(115) million for the three months ended March 31, 2015 and 2014, respectively. These totals include such changes for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2015, and December 31, 2014, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	March 31, 2015				December 31, 2014
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$3,718		$858	$(2,860)	$3,847		$905	$(2,942)
Loans	7		7	—	7		7	—
Subtotal	3,725		865	(2,860)	3,854		912	(2,942)
All other performing loans
Loans reported as trading assets	32,983		31,151	(1,832)	37,608		35,462	(2,146)
Loans	2,111		2,104	(7)	2,397		2,389	(8)
Total loans	$38,819		$34,120	$(4,699)	$43,859		$38,763	$(5,096)
Long-term debt
Principal-protected debt	$14,613	(c)	$15,357	$744	$14,660	(c)	$15,484	$824
Nonprincipal-protected debt(b)	NA		15,276	NA	NA		14,742	NA
Total long-term debt	NA		$30,633	NA	NA		$30,226	NA
Long-term beneficial interests
Nonprincipal-protected debt(b)	NA		$1,281	NA	NA		$2,162	NA
Total long-term beneficial interests	NA		$1,281	NA	NA		$2,162	NA

(a)	There were no performing loans that were ninety days or more past due as of March 31, 2015, and December 31, 2014, respectively.

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
At March 31, 2015, and December 31, 2014, the contractual amount of letters of credit for which the fair value option was elected was $4.4 billion and $4.5 billion, respectively, with a corresponding fair value of $(139) million and $(147) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 29 of JPMorgan Chase’s 2014 Annual Report, and Note 21.
Structured note products by balance sheet classification and risk component
The table below presents the fair value of the structured notes issued by the Firm, by balance sheet classification and the primary risk to which the structured notes’ embedded derivative relates.

	March 31, 2015				December 31, 2014
(in millions)	Long-term debt	Other borrowed funds	Deposits	Total	Long-term debt	Other borrowed funds	Deposits	Total
Risk exposure
Interest rate	$10,942	$154	$3,216	$14,312	$10,858	$460	$2,119	$13,437
Credit	4,120	426	—	4,546	4,023	450	—	4,473
Foreign exchange	2,113	242	18	2,373	2,150	211	17	2,378
Equity	12,430	12,464	4,596	29,490	12,348	12,412	4,415	29,175
Commodity	763	764	2,851	4,378	710	644	2,012	3,366
Total structured notes	$30,368	$14,050	$10,681	$55,099	$30,089	$14,177	$8,563	$52,829

Note 5 – Derivative instruments
JPMorgan Chase makes markets in derivatives for customers and also uses derivatives to hedge or manage its own risk exposures. For a further discussion of the Firm’s use of and accounting policies regarding derivative instruments, see Note 6 of JPMorgan Chase’s 2014 Annual Report.
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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
◦ Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	97
◦ Interest rate	Hedge floating rate assets and liabilities	Cash flow hedge	Corporate	98
◦ Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	97
◦ Foreign exchange	Hedge forecasted revenue and expense	Cash flow hedge	Corporate	98
◦ Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. subsidiaries	Net investment hedge	Corporate	99
◦ Commodity	Hedge commodity inventory	Fair value hedge	CIB	97
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
◦ Interest rate	Manage the risk of the mortgage pipeline, warehouse loans and MSRs	Specified risk management	CCB	99
◦ Credit	Manage the credit risk of wholesale lending exposures	Specified risk management	CIB	99
◦ Commodity	Manage the risk of certain commodities-related contracts and investments	Specified risk management	CIB	99
◦ Interest rate and foreign exchange	Manage the risk of certain other specified assets and liabilities	Specified risk management	Corporate	99
Market-making derivatives and other activities:
◦ Various	Market-making and related risk management	Market-making and other	CIB	99
◦ Various	Other derivatives	Market-making and other	CIB, Corporate	99

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of March 31, 2015, and December 31, 2014.

	Notional amounts(b)
(in billions)	March 31, 2015	December 31, 2014
Interest rate contracts
Swaps	$24,446	$29,734
Futures and forwards	9,572	10,189
Written options	3,618	3,903
Purchased options	3,968	4,259
Total interest rate contracts	41,604	48,085
Credit derivatives(a)	3,991	4,249
Foreign exchange contracts
Cross-currency swaps	3,184	3,346
Spot, futures and forwards	4,809	4,669
Written options	811	790
Purchased options	803	780
Total foreign exchange contracts	9,607	9,585
Equity contracts
Swaps	199	206
Futures and forwards	69	50
Written options	416	432
Purchased options	363	375
Total equity contracts	1,047	1,063
Commodity contracts
Swaps	126	126
Spot, futures and forwards	178	193
Written options	180	181
Purchased options	190	180
Total commodity contracts	674	680
Total derivative notional amounts	$56,923	$63,662

(a)	For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on pages 100–101 of this Note.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of March 31, 2015 and December 31, 2014, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables						Gross derivative payables
March 31, 2015 (in millions)	Not designated as hedges		Designated as hedges	Total derivative receivables		Net derivative receivables(b)	Not designated as hedges		Designated as hedges	Total derivative payables		Net derivative payables(b)
Trading assets and liabilities
Interest rate	$892,648		$6,433	$899,081		$36,148	$862,785		$3,238	$866,023		$17,890
Credit	63,336		—	63,336		1,528	62,425		—	62,425		1,220
Foreign exchange	224,698		3,259	227,957		25,696	241,606		1,173	242,779		27,094
Equity	45,889		—	45,889		7,410	52,694		—	52,694		13,190
Commodity	38,849		339	39,188		10,792	41,892		68	41,960		14,442
Total fair value of trading assets and liabilities	$1,265,420		$10,031	$1,275,451		$81,574	$1,261,402		$4,479	$1,265,881		$73,836

	Gross derivative receivables						Gross derivative payables
December 31, 2014 (in millions)	Not designated as hedges		Designated as hedges	Total derivative receivables		Net derivative receivables(b)	Not designated as hedges		Designated as hedges	Total derivative payables		Net derivative payables(b)
Trading assets and liabilities
Interest rate	$944,885	(c)	$5,372	$950,257	(c)	$33,725	$915,368	(c)	$3,011	$918,379	(c)	$17,745
Credit	76,842		—	76,842		1,838	75,895		—	75,895		1,593
Foreign exchange	211,537	(c)	3,650	215,187	(c)	21,253	223,988	(c)	626	224,614	(c)	22,970
Equity	42,489	(c)	—	42,489	(c)	8,177	46,262	(c)	—	46,262	(c)	11,740
Commodity	43,151		502	43,653		13,982	45,455		168	45,623		17,068
Total fair value of trading assets and liabilities	$1,318,904	(c)	$9,524	$1,328,428	(c)	$78,975	$1,306,968	(c)	$3,805	$1,310,773	(c)	$71,116

(a)	Balances exclude structured notes for which the fair value option has been elected. See Note 4 for further information.

(b)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

(c)	The prior period amounts have been revised to conform with the current period presentation. These revisions had no impact on the Firm's Consolidated balance sheets or its results of operations.

The following table presents, as of March 31, 2015 and December 31, 2014, the gross and net derivative receivables by contract and settlement type. Derivative receivables have been netted on the Consolidated balance sheets against derivative payables and cash collateral payables to the same counterparty with respect to derivative contracts for which the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, the receivables are not eligible under U.S. GAAP for netting on the Consolidated balance sheets, and are shown separately in the table below.

	March 31, 2015				December 31, 2014
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables	Gross derivative receivables		Amounts netted on the Consolidated balance sheets		Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
OTC	$557,852	$(528,790)		$29,062	$542,107	(c)	$(514,914)	(c)	$27,193
OTC–cleared	334,188	(334,143)		45	401,656		(401,618)		38
Exchange-traded(a)	—	—		—	—		—		—
Total interest rate contracts	892,040	(862,933)		29,107	943,763	(c)	(916,532)	(c)	27,231
Credit contracts:
OTC	51,432	(50,822)		610	66,636		(65,720)		916
OTC–cleared	11,017	(10,986)		31	9,320		(9,284)		36
Total credit contracts	62,449	(61,808)		641	75,956		(75,004)		952
Foreign exchange contracts:
OTC	220,375	(202,176)		18,199	208,803	(c)	(193,900)	(c)	14,903
OTC–cleared	85	(85)		—	36		(34)		2
Exchange-traded(a)	—	—		—	—		—		—
Total foreign exchange contracts	220,460	(202,261)		18,199	208,839	(c)	(193,934)	(c)	14,905
Equity contracts:
OTC	25,632	(24,554)		1,078	23,258		(22,826)		432
OTC–cleared	—	—		—	—		—		—
Exchange-traded(a)	16,516	(13,925)		2,591	13,840	(c)	(11,486)	(c)	2,354
Total equity contracts	42,148	(38,479)		3,669	37,098	(c)	(34,312)	(c)	2,786
Commodity contracts:
OTC	19,526	(10,757)		8,769	22,555		(14,327)		8,228
OTC–cleared	—	—		—	—		—		—
Exchange-traded(a)	18,501	(17,639)		862	19,500		(15,344)		4,156
Total commodity contracts	38,027	(28,396)		9,631	42,055		(29,671)		12,384
Derivative receivables with appropriate legal opinion	$1,255,124	$(1,193,877)	(b)	$61,247	$1,307,711	(c)	$(1,249,453)	(b)(c)	$58,258
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	20,327			20,327	20,717				20,717
Total derivative receivables recognized on the Consolidated balance sheets	$1,275,451			$81,574	$1,328,428	(c)			$78,975

(a)	Exchange-traded derivative amounts that relate to futures contracts are settled daily.

(b)	Included cash collateral netted of $78.2 billion and $74.0 billion at March 31, 2015 and December 31, 2014, respectively.

(c)
The prior period amounts have been revised to conform with the current period presentation with a corresponding impact to the table below. These revisions had no impact on the Firm's Consolidated balance sheets or its results of operations.

The following table presents, as of March 31, 2015 and December 31, 2014, the gross and net derivative payables by contract and settlement type. Derivative payables have been netted on the Consolidated balance sheets against derivative receivables and cash collateral receivables from the same counterparty with respect to derivative contracts for which the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, the payables are not eligible under U.S. GAAP for netting on the Consolidated balance sheets, and are shown separately in the table below.

	March 31, 2015				December 31, 2014
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables	Gross derivative payables		Amounts netted on the Consolidated balance sheets		Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$533,216	$(518,203)		$15,013	$515,904	(c)	$(503,384)	(c)	$12,520
OTC–cleared	331,073	(329,930)		1,143	398,518		(397,250)		1,268
Exchange-traded(a)	—	—		—	—		—		—
Total interest rate contracts	864,289	(848,133)		16,156	914,422	(c)	(900,634)	(c)	13,788
Credit contracts:
OTC	50,278	(50,021)		257	65,432		(64,904)		528
OTC–cleared	11,184	(11,184)		—	9,398		(9,398)		—
Total credit contracts	61,462	(61,205)		257	74,830		(74,302)		528
Foreign exchange contracts:
OTC	236,193	(215,560)		20,633	217,998	(c)	(201,578)	(c)	16,420
OTC–cleared	125	(125)		—	66		(66)		—
Exchange-traded(a)	—	—		—	—		—		—
Total foreign exchange contracts	236,318	(215,685)		20,633	218,064	(c)	(201,644)	(c)	16,420
Equity contracts:
OTC	32,341	(25,579)		6,762	27,908		(23,036)		4,872
OTC–cleared	—	—		—	—		—		—
Exchange-traded(a)	15,097	(13,925)		1,172	12,864	(c)	(11,486)	(c)	1,378
Total equity contracts	47,438	(39,504)		7,934	40,772	(c)	(34,522)	(c)	6,250
Commodity contracts:
OTC	22,060	(9,879)		12,181	25,129		(13,211)		11,918
OTC–cleared	—	—		—	—		—		—
Exchange-traded(a)	17,933	(17,639)		294	18,486		(15,344)		3,142
Total commodity contracts	39,993	(27,518)		12,475	43,615		(28,555)		15,060
Derivative payables with appropriate legal opinions	$1,249,500	$(1,192,045)	(b)	$57,455	$1,291,703	(c)	$(1,239,657)	(b)(c)	$52,046
Derivative payables where an appropriate legal opinion has not been either sought or obtained	16,381			16,381	19,070				19,070
Total derivative payables recognized on the Consolidated balance sheets	$1,265,881			$73,836	$1,310,773	(c)			$71,116

(a)	Exchange-traded derivative balances that relate to futures contracts are settled daily.

(b)	Included cash collateral netted of $76.3 billion and $64.2 billion related to OTC and OTC-cleared derivatives at March 31, 2015 and December 31, 2014, respectively.

(c)
The prior period amounts have been revised to conform with the current period presentation with a corresponding impact to the table above. These revisions had no impact on the Firm's Consolidated balance sheets or its results of operations.

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

The following tables present information regarding certain financial instrument collateral received and transferred as of March 31, 2015 and December 31, 2014, that is not eligible for net presentation under U.S. GAAP. The collateral included in these tables relates only to the derivative instruments for which appropriate legal opinions have been obtained; excluded are (i) additional collateral that exceeds the fair value exposure and (ii) all collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.

Derivative receivable collateral
	March 31, 2015				December 31, 2014
(in millions)	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure
Derivative receivables with appropriate legal opinions	$61,247	$(15,630)	(a)	$45,617	$58,258	$(16,194)	(a)	$42,064

Derivative payable collateral(b)
	March 31, 2015				December 31, 2014
(in millions)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)
Derivative payables with appropriate legal opinions	$57,455	$(12,983)	(a)	$44,472	$52,046	$(10,505)	(a)	$41,541

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
Liquidity risk and credit-related contingent features
For a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts, see Note 6 of JPMorgan Chase’s 2014 Annual Report.

The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at March 31, 2015, and December 31, 2014.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	March 31, 2015	December 31, 2014
Aggregate fair value of net derivative payables	$37,439	$32,303
Collateral posted	31,256	27,585

The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), at March 31, 2015 and December 31, 2014, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral, except in certain instances in which additional initial margin may be required upon a ratings downgrade, or in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	March 31, 2015		December 31, 2014
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$1,037	$3,750	$1,046	$3,331
Amount required to settle contracts with termination triggers upon downgrade(b)	291	1,144	366	1,388

(a)	Includes the additional collateral to be posted for initial margin.

(b)	Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions where it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 12, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding at March 31, 2015 was not material.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses

The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three months ended March 31, 2015, and 2014, respectively.

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended March 31, 2015 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$606	$(248)	$358	$17	$341
Foreign exchange(b)	6,475	(6,459)	16	—	16
Commodity(c)	322	(308)	14	(6)	20
Total	$7,403	$(7,015)	$388	$11	$377

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended March 31, 2014 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$743	$(407)	$336	$29	$307
Foreign exchange(b)	(398)	324	(74)	—	(74)
Commodity(c)	180	(138)	42	15	27
Total	$525	$(221)	$304	$44	$260

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

Cash flow hedge gains and losses

The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three months ended March 31, 2015, and 2014, respectively.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2015 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(149)	$—	$(149)	$3	$152
Foreign exchange(b)	(26)	—	(26)	(52)	(26)
Total	$(175)	$—	$(175)	$(49)	$126

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2014 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(26)	$—	$(26)	$63	$89
Foreign exchange(b)	(1)	—	(1)	9	10
Total	$(27)	$—	$(27)	$72	$99

(a)
Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income, and for forecasted transactions that the Firm determined during the three months ended March 31, 2015, were probable of not occurring, in other income.

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

In February, 2015, the Firm announced its plan to reduce non-operating deposits by up to $100 billion by the end of 2015. A portion of these deposits had been designated in cash flow hedges of forecasted interest payments. In the first quarter of 2015, the Firm reclassified approximately $150 million of net losses from accumulated other comprehensive income (“AOCI”) to other income because the Firm determined that it is probable that the forecasted interest payment cash flows will not occur. The Firm did not experience any forecasted transactions that failed to occur for the three months ended March 31, 2014.

Over the next 12 months, the Firm expects that $4 million (after-tax) of net losses recorded in AOCI at March 31, 2015, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 9 years, and such transactions primarily relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the three months ended March 31, 2015, and 2014.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2015		2014
Three months ended March 31 (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(99)	$993	$(105)	$(154)
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in other income. The Firm measures the ineffectiveness of net investment hedge accounting relationships based on changes in spot foreign currency rates, and therefore there was no significant ineffectiveness for net investment hedge accounting relationships during the three months ended March 31, 2015, and 2014.

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

	Derivatives gains/(losses) recorded in income
	Three months ended March 31,
(in millions)	2015	2014
Contract type
Interest rate(a)	$683	$518
Credit(b)	(14)	(17)
Foreign exchange(c)	(12)	—
Commodity(d)	(36)	183
Total	$621	$684

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

(c)	Primarily relates to hedges of the foreign exchange risk of specified foreign currency-denominated assets and liabilities. Gains and losses were recorded in principal transactions revenue.

(d)
Primarily relates to commodity derivatives used to mitigate energy price risk associated with energy-related contracts and investments. Gains and losses were recorded in principal transactions revenue.

Gains and losses on derivatives related to market-making activities and other derivatives
The Firm makes markets in derivatives in order to meet the needs of customers and uses derivatives to manage certain risks associated with net open risk positions from the Firm’s market-making activities, including the counterparty credit risk arising from derivative receivables. All derivatives not included in the hedge accounting or specified risk management categories above are included in this category. Gains and losses on these derivatives are primarily recorded in principal transactions revenue. See Note 6 for information on principal transactions revenue.

Credit derivatives
For a more detailed discussion of credit derivatives, see Note 6 of JPMorgan Chase’s 2014 Annual Report. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
March 31, 2015 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(1,923,729)	$1,950,481	$26,752	$17,202
Other credit derivatives(a)	(46,485)	33,036	(13,449)	20,114
Total credit derivatives	(1,970,214)	1,983,517	13,303	37,316
Credit-related notes	(20)	—	(20)	4,342
Total	$(1,970,234)	$1,983,517	$13,283	$41,658

	Maximum payout/Notional amount
December 31, 2014 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(2,056,982)	$2,078,096	$21,114	$18,631
Other credit derivatives(a)	(43,281)	32,048	(11,233)	19,475
Total credit derivatives	(2,100,263)	2,110,144	9,881	38,106
Credit-related notes	(40)	—	(40)	3,704
Total	$(2,100,303)	$2,110,144	$9,841	$41,810

(a)	Other credit derivatives predominantly consists of credit swap options.

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

The following tables summarize the notional amounts by the ratings and maturity profile, and the total fair value, of credit derivatives and credit-related notes as of March 31, 2015, and December 31, 2014, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile
March 31, 2015 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(301,079)	$(1,012,598)	$(101,819)	$(1,415,496)	$23,831	$(3,289)	$20,542
Noninvestment-grade	(140,357)	(381,359)	(33,022)	(554,738)	20,453	(14,374)	6,079
Total	$(441,436)	$(1,393,957)	$(134,841)	$(1,970,234)	$44,284	$(17,663)	$26,621

December 31, 2014 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(323,398)	$(1,118,293)	$(79,486)	$(1,521,177)	$25,767	$(6,314)	$19,453
Noninvestment-grade	(157,281)	(396,798)	(25,047)	(579,126)	20,677	(22,455)	(1,778)
Total	$(480,679)	$(1,515,091)	$(104,533)	$(2,100,303)	$46,444	$(28,769)	$17,675

(a)	The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

Note 6 – Noninterest revenue
For a discussion of the components of and accounting policies for the Firm’s noninterest revenue, see Note 7 of JPMorgan Chase’s 2014 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended March 31,
(in millions)	2015	2014
Underwriting
Equity	$399	$353
Debt	853	683
Total underwriting	1,252	1,036
Advisory	542	384
Total investment banking fees	$1,794	$1,420
The following table presents all realized and unrealized gains and losses recorded in principal transactions revenue. This table excludes interest income and interest expense on trading assets and liabilities, which are an integral part of the overall performance of the Firm’s client-driven market-making activities. See Note 7 for further information on interest income and interest expense. Trading revenue is presented primarily by instrument type. The Firm’s client-driven market-making businesses generally utilize a variety of instrument types in connection with their market-making and related risk-management activities; accordingly, the trading revenue presented in the table below is not representative of the total revenue of any individual line of business.

	Three months ended March 31,
(in millions)	2015	2014
Trading revenue by instrument type
Interest rate	$886	$355
Credit	415	526
Foreign exchange	844	526
Equity	1,048	805
Commodity(a)	339	688
Total trading revenue	3,532	2,900
Private equity gains(b)	123	422
Principal transactions	$3,655	$3,322

(a)	Commodity derivatives are frequently used to manage the Firm’s risk exposure to its physical commodities inventories. For gains/(losses) related to commodity fair value hedges, see Note 5.

(b)	Includes revenue on private equity investments held in the Private Equity business within Corporate, as well as those held in other business segments.

The following table presents the components of firmwide asset management, administration and commissions.

	Three months ended March 31,
(in millions)	2015	2014
Asset management fees
Investment management fees(a)	$2,274	$2,096
All other asset management fees(b)	99	123
Total asset management fees	2,373	2,219

Total administration fees(c)	507	527

Commission and other fees
Brokerage commissions	594	632
All other commissions and fees	333	458
Total commissions and fees	927	1,090
Total asset management, administration and commissions	$3,807	$3,836

(a)	Represents fees earned from managing assets on behalf of Firm clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.

(b)	Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.

(c)	Predominantly includes fees for custody, securities lending, funds services and securities clearance.
Other income
Included in other income is operating lease income of $469 million and $398 million for the three months ended March 31, 2015 and 2014, respectively.

Note 7 – Interest income and Interest expense
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, see Note 8 of JPMorgan Chase’s 2014 Annual Report.
Details of interest income and interest expense were as follows.

	Three months ended March 31,
(in millions)	2015	2014
Interest income
Loans	$7,947	$8,039
Taxable securities	1,724	1,902
Nontaxable securities(a)	398	315
Total securities	2,122	2,217
Trading assets	1,734	1,771
Federal funds sold and securities purchased under resale agreements	396	436
Securities borrowed(b)	(120)	(88)
Deposits with banks	341	256
Other assets(c)	145	162
Total interest income	12,565	12,793
Interest expense
Interest-bearing deposits	364	426
Short-term and other liabilities(d)	332	428
Long-term debt	1,094	1,167
Beneficial interests issued by consolidated VIEs	98	105
Total interest expense	1,888	2,126
Net interest income	10,677	10,667
Provision for credit losses	959	850
Net interest income after provision for credit losses	$9,718	$9,817

(a)	Represents securities which are tax exempt for U.S. federal income tax purposes.

(b)
Negative interest income for the three months ended March 31, 2015, and 2014, is a result of increased client-driven demand for certain securities combined with the impact of low interest rates. This is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense and reported within short-term and other liabilities.

(c)	Largely margin loans.

(d)	Includes brokerage customer payables.

Note 8 – Pension and other postretirement employee benefit plans
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit (“OPEB”) plans, see Note 9 of JPMorgan Chase’s 2014 Annual Report.
The following table presents the components of net periodic benefit costs reported in the Consolidated Statements of Income for the Firm’s U.S. and non-U.S. defined benefit pension, defined contribution and OPEB plans.

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended March 31, (in millions)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost
Benefits earned during the period	$85	$70	$9	$9	$—	$—
Interest cost on benefit obligations	125	134	28	34	8	9
Expected return on plan assets	(232)	(246)	(38)	(44)	(26)	(25)
Amortization:
Net (gain)/loss	62	6	9	12	—	—
Prior service cost/(credit)	(9)	(10)	—	—	—	—
Net periodic defined benefit cost	31	(46)	8	11	(18)	(16)
Other defined benefit pension plans(a)	3	3	5	2	NA	NA
Total defined benefit plans	34	(43)	13	13	(18)	(16)
Total defined contribution plans	89	108	83	80	NA	NA
Total pension and OPEB cost included in compensation expense	$123	$65	$96	$93	$(18)	$(16)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $16.7 billion and $3.7 billion, as of March 31, 2015, and $16.5 billion and $3.7 billion respectively, as of December 31, 2014. See Note 19 for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the three months periods ended March 31, 2015, and 2014.

The Firm does not anticipate any contribution to the U.S. defined benefit pension plan in 2015 at this time. For 2015, the cost associated with funding benefits under the Firm’s U.S. non-qualified defined benefit pension plans is expected to total $33 million. The 2015 contributions to the non-U.S. defined benefit pension and OPEB plans are expected to be $47 million and $2 million, respectively.

Note 9 – Employee stock-based incentives
For a discussion of the accounting policies and other information relating to employee stock-based incentives, see Note 10 of JPMorgan Chase’s 2014 Annual Report.
The Firm recognized the following noncash compensation expense related to its various employee stock-based incentive plans in its Consolidated Statements of Income.

	Three months ended March 31,
(in millions)	2015	2014
Cost of prior grants of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$292	$410
Accrual of estimated costs of stock awards to be granted in future periods including those to full-career eligible employees	273	208
Total noncash compensation expense related to employee stock-based incentive plans	$565	$618
In the first quarter of 2015, in connection with its annual incentive grant for the 2014 performance year, the Firm granted 34 million RSUs with a weighted-average grant date fair value of $55.91 per RSU.

Note 10 – Noninterest expense
The following table presents the components of noninterest expense.

	Three months ended March 31,
(in millions)	2015	2014
Compensation expense	$8,043	$7,859
Noncompensation expense:
Occupancy expense	933	952
Technology, communications and equipment expense	1,491	1,411
Professional and outside services	1,634	1,786
Marketing	591	564
Other expense(a)(b)	2,191	2,064
Total noncompensation expense	6,840	6,777
Total noninterest expense	$14,883	$14,636

(a)	Included firmwide legal expense of $687 million for the three months ended March 31, 2015. Firmwide legal expense was not material for the three months ended March 31, 2014.

(b)	Included Federal Deposit Insurance Corporation-related (“FDIC”) expense of $318 million and $293 million for the three months ended March 31, 2015, and 2014, respectively.

Note 11 – Securities
Securities are classified as trading, AFS or held-to-maturity (“HTM”). Securities classified as trading assets are discussed in Note 3. Predominantly all of the Firm’s AFS and HTM investment securities (the “investment securities portfolio”) are held by the Chief Investment Office (“CIO”) in connection with its asset-liability management objectives. At March 31, 2015, the average credit rating of the debt securities comprising the investment securities portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). For additional information regarding the investment securities portfolio, see Note 12 of JPMorgan Chase’s 2014 Annual Report.

Securities gains and losses
The following table presents realized gains and losses and other-than-temporary impairment losses (“OTTI”) from AFS securities that were recognized in income.

	Three months ended March 31,
(in millions)	2015	2014
Realized gains	$92	$148
Realized losses	(39)	(115)
OTTI losses	(1)	(3)
Net securities gains	$52	$30

OTTI losses
Credit-related losses recognized in income	(1)	—
Securities the Firm intends to sell	—	(3)
Total OTTI losses recognized in income	$(1)	$(3)

The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	March 31, 2015				December 31, 2014
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$63,165	$2,443	$52	$65,556	$63,089	$2,302	$72	$65,319
Residential:
Prime and Alt-A	6,433	83	22	6,494	5,595	78	29	5,644
Subprime	633	13	—	646	677	14	—	691
Non-U.S.	34,555	909	1	35,463	43,550	1,010	—	44,560
Commercial	22,157	461	12	22,606	20,687	438	17	21,108
Total mortgage-backed securities	126,943	3,909	87	130,765	133,598	3,842	118	137,322
U.S. Treasury and government agencies(a)	11,952	29	16	11,965	13,603	56	14	13,645
Obligations of U.S. states and municipalities	28,922	2,302	25	31,199	27,841	2,243	16	30,068
Certificates of deposit	1,021	3	1	1,023	1,103	1	1	1,103
Non-U.S. government debt securities	44,543	1,330	16	45,857	51,492	1,272	21	52,743
Corporate debt securities	16,850	369	28	17,191	18,158	398	24	18,532
Asset-backed securities:
Collateralized loan obligations	29,664	131	112	29,683	30,229	147	182	30,194
Other	11,713	157	6	11,864	12,442	184	11	12,615
Total available-for-sale debt securities	271,608	8,230	291	279,547	288,466	8,143	387	296,222
Available-for-sale equity securities	2,309	16	—	2,325	2,513	17	—	2,530
Total available-for-sale securities	$273,917	$8,246	$291	$281,872	$290,979	$8,160	$387	$298,752
Total held-to-maturity securities(b)	$49,264	$2,118	$12	$51,370	$49,252	$1,902	$—	$51,154

(a)	Included total U.S. government-sponsored enterprise obligations with fair values of $55.0 billion and $59.3 billion at March 31, 2015, and December 31, 2014, respectively.

(b)
As of March 31, 2015, consists of MBS issued by U. S. government-sponsored enterprises with an amortized cost of $34.2 billion, MBS issued by U.S. government agencies with an amortized cost of $3.4 billion and obligations of U.S. states and municipalities with an amortized cost of $11.6 billion. As of December 31, 2014, consists of MBS issued by U.S. government-sponsored enterprises with an amortized cost of $35.3 billion, MBS issued by U.S. government agencies with an amortized cost of $3.7 billion and obligations of U.S. states and municipalities with an amortized cost of $10.2 billion.

Securities impairment
The following tables present the fair value and gross unrealized losses for investment securities by aging category at March 31, 2015, and December 31, 2014.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
March 31, 2015 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$858	$23	$2,994	$29	$3,852	$52
Residential:
Prime and Alt-A	914	7	436	15	1,350	22
Subprime	—	—	—	—	—	—
Non-U.S.	597	1	—	—	597	1
Commercial	4,726	12	—	—	4,726	12
Total mortgage-backed securities	7,095	43	3,430	44	10,525	87
U.S. Treasury and government agencies	6,941	16	—	—	6,941	16
Obligations of U.S. states and municipalities	1,729	22	172	3	1,901	25
Certificates of deposit	740	1	—	—	740	1
Non-U.S. government debt securities	2,018	7	721	9	2,739	16
Corporate debt securities	2,028	26	241	2	2,269	28
Asset-backed securities:
Collateralized loan obligations	9,803	28	9,886	84	19,689	112
Other	2,400	6	—	—	2,400	6
Total available-for-sale debt securities	32,754	149	14,450	142	47,204	291
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity securities	878	12	—	—	878	12
Total securities with gross unrealized losses	$33,632	$161	$14,450	$142	$48,082	$303

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2014 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$1,118	$5	$4,989	$67	$6,107	$72
Residential:
Prime and Alt-A	1,840	10	405	19	2,245	29
Subprime	—	—	—	—	—	—
Non-U.S.	—	—	—	—	—	—
Commercial	4,803	15	92	2	4,895	17
Total mortgage-backed securities	7,761	30	5,486	88	13,247	118
U.S. Treasury and government agencies	8,412	14	—	—	8,412	14
Obligations of U.S. states and municipalities	1,405	15	130	1	1,535	16
Certificates of deposit	1,050	1	—	—	1,050	1
Non-U.S. government debt securities	4,433	4	906	17	5,339	21
Corporate debt securities	2,492	22	80	2	2,572	24
Asset-backed securities:
Collateralized loan obligations	13,909	76	9,012	106	22,921	182
Other	2,258	11	—	—	2,258	11
Total available-for-sale debt securities	41,720	173	15,614	214	57,334	387
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity securities	—	—	—	—	—	—
Total securities with gross unrealized losses	$41,720	$173	$15,614	$214	$57,334	$387

Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the three months ended March 31, 2015 and 2014, of the credit loss component of OTTI losses that have been recognized in income related to AFS debt securities that the Firm does not intend to sell.

	Three months ended March 31,
(in millions)	2015	2014
Balance, beginning of period	$3	$1
Additions:
Newly credit-impaired securities	1	—
Balance, end of period	$4	$1
Gross unrealized losses
Gross unrealized losses have generally decreased since December 31, 2014. The Firm has recognized the unrealized losses on securities it intends to sell. As of March 31, 2015, the Firm does not intend to sell any securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities reported in the table above, for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of March 31, 2015.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at March 31, 2015, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity March 31, 2015 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$876	$13,327	$5,423	$107,317	$126,943
Fair value	882	13,628	5,635	110,620	130,765
Average yield(b)	2.38%	1.73%	3.28%	3.03%	2.90%
U.S. Treasury and government agencies
Amortized cost	$600	$—	$10,169	$1,183	$11,952
Fair value	603	—	10,162	1,200	11,965
Average yield(b)	1.54%	—%	0.21%	0.38%	0.29%
Obligations of U.S. states and municipalities
Amortized cost	$55	$516	$1,468	$26,883	$28,922
Fair value	55	533	1,551	29,060	31,199
Average yield(b)	2.96%	5.05%	4.88%	6.68%	6.56%
Certificates of deposit
Amortized cost	$969	$52	$—	$—	$1,021
Fair value	970	53	—	—	1,023
Average yield(b)	3.00%	3.28%	—%	—%	3.02%
Non-U.S. government debt securities
Amortized cost	$10,455	$13,934	$17,842	$2,312	$44,543
Fair value	10,481	14,282	18,598	2,496	45,857
Average yield(b)	3.24%	1.81%	1.07%	0.99%	1.81%
Corporate debt securities
Amortized cost	$3,661	$8,991	$4,066	$132	$16,850
Fair value	3,684	9,208	4,165	134	17,191
Average yield(b)	2.20%	2.28%	2.60%	4.26%	2.36%
Asset-backed securities
Amortized cost	$—	$1,689	$18,859	$20,829	$41,377
Fair value	—	1,700	18,935	20,912	41,547
Average yield(b)	—%	1.62%	1.73%	1.77%	1.74%
Total available-for-sale debt securities
Amortized cost	$16,616	$38,509	$57,827	$158,656	$271,608
Fair value	16,675	39,404	59,046	164,422	279,547
Average yield(b)	2.89%	1.93%	1.55%	3.44%	2.79%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$2,309	$2,309
Fair value	—	—	—	2,325	2,325
Average yield(b)	—%	—%	—%	0.24%	0.24%
Total available-for-sale securities
Amortized cost	$16,616	$38,509	$57,827	$160,965	$273,917
Fair value	16,675	39,404	59,046	166,747	281,872
Average yield(b)	2.89%	1.93%	1.55%	3.39%	2.76%
Total held-to-maturity securities
Amortized cost	$—	$53	$603	$48,608	$49,264
Fair value	—	53	634	50,683	51,370
Average yield(b)	—	4.39%	4.94%	4.01%	4.02%

(a)	U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at March 31, 2015.

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

(c)
Includes securities with no stated maturity. Substantially all of the Firm’s residential mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated duration, which reflects anticipated future prepayments, is approximately five years for agency residential mortgage-backed securities, three years for agency residential collateralized mortgage obligations and five years for U.S. nonagency residential collateralized mortgage obligations.

Note 12 – Securities financing activities
For a discussion of accounting policies relating to securities financing activities, see Note 13 of JPMorgan Chase’s 2014 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, see Note 4. For further information regarding assets pledged and collateral received in securities financing agreements, see Note 22.

Certain prior period amounts for both securities purchased under resale agreements and securities borrowed; and securities sold under repurchase agreements and securities loaned have been revised to conform with the current period presentation. These revisions had no impact on the Firm's Consolidated balance sheets or its results of operations.

The following table presents as of March 31, 2015, and December 31, 2014, the gross and net securities purchased under resale agreements and securities borrowed. Securities purchased under resale agreements have been presented on the Consolidated balance sheets net of securities sold under repurchase agreements where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement, and where the other relevant criteria have been met. Where such a legal opinion has not been either sought or obtained, the securities purchased under resale agreements are not eligible for netting and are shown separately in the table below. Securities borrowed are presented on a gross basis on the Consolidated balance sheets.

	March 31, 2015				December 31, 2014
(in millions)	Gross asset balance	Amounts netted on the Consolidated Balance Sheets	Net asset balance		Gross asset balance	Amounts netted on the Consolidated Balance Sheets	Net asset balance
Securities purchased under resale agreements
Securities purchased under resale agreements with an appropriate legal opinion	$372,595	$(159,758)	$212,837		$347,142	$(142,719)	$204,423
Securities purchased under resale agreements where an appropriate legal opinion has not been either sought or obtained	6,127		6,127		10,598		10,598
Total securities purchased under resale agreements	$378,722	$(159,758)	$218,964	(a)	$357,740	$(142,719)	$215,021	(a)
Securities borrowed	$108,376	NA	$108,376	(b)(c)	$110,435	NA	$110,435	(b)(c)

(a)	At March 31, 2015, and December 31, 2014, included securities purchased under resale agreements of $29.3 billion and $28.6 billion, respectively, accounted for at fair value.

(b)	At March 31, 2015, and December 31, 2014, included securities borrowed of $792 million and $992 million, respectively, accounted for at fair value.

(c)
Included $23.6 billion and $27.7 billion at March 31, 2015, and December 31, 2014, respectively, of securities borrowed where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement.

The following table presents information as of March 31, 2015, and December 31, 2014, regarding the securities purchased under resale agreements and securities borrowed for which an appropriate legal opinion has been obtained with respect to the master netting agreement. The table below excludes information related to resale agreements and securities borrowed where such a legal opinion has not been either sought or obtained.

	March 31, 2015				December 31, 2014
		Amounts not nettable on the Consolidated balance sheets(a)				Amounts not nettable on the Consolidated balance sheets(a)
(in millions)	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure
Securities purchased under resale agreements with an appropriate legal opinion	$212,837	$(209,548)	$(207)	$3,082	$204,423	$(201,375)	$(246)	$2,802
Securities borrowed	$84,744	$(81,603)	$—	$3,141	$82,748	$(80,338)	$—	$2,410

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

The following table presents as of March 31, 2015, and December 31, 2014, the gross and net securities sold under repurchase agreements and securities loaned. Securities sold under repurchase agreements have been presented on the Consolidated balance sheets net of securities purchased under resale agreements where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement, and where the other relevant criteria have been met. Where such a legal opinion has not been either sought or obtained, the securities sold under repurchase agreements are not eligible for netting and are shown separately in the table below. Securities loaned are presented on a gross basis on the Consolidated balance sheets.

	March 31, 2015				December 31, 2014
(in millions)	Gross liability balance	Amounts netted on the Consolidated balance sheets	Net liability balance		Gross liability balance	Amounts netted on the Consolidated balance sheets	Net liability balance
Securities sold under repurchase agreements
Securities sold under repurchase agreements with an appropriate legal opinion	$318,721	$(159,758)	$158,963		$290,529	$(142,719)	$147,810
Securities sold under repurchase agreements where an appropriate legal opinion has not been either sought or obtained(a)	17,654		17,654		21,996		21,996
Total securities sold under repurchase agreements	$336,375	$(159,758)	$176,617	(c)	$312,525	$(142,719)	$169,806	(c)
Securities loaned(b)	$25,179	NA	$25,179	(d)(e)	$25,927	NA	$25,927	(d)(e)

(a)	Includes repurchase agreements that are not subject to a master netting agreement but do provide rights to collateral.

(b)
Included securities-for-securities lending transactions of $5.7 billion and $4.1 billion at March 31, 2015, and December 31, 2014, respectively, where the Firm is acting as lender. These amounts are presented within other liabilities in the Consolidated balance sheets.

(c)	At March 31, 2015, and December 31, 2014, included securities sold under repurchase agreements of $3.6 billion and $3.0 billion, respectively, accounted for at fair value.

(d)	There were no securities loaned accounted for at fair value as of March 31, 2015 and December 31, 2014.

(e)
Included $30 million and $271 million at March 31, 2015, and December 31, 2014, respectively, of securities loaned where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement.

The following table presents information as of March 31, 2015, and December 31, 2014, regarding the securities sold under repurchase agreements and securities loaned for which an appropriate legal opinion has been obtained with respect to the master netting agreement. The table below excludes information related to repurchase agreements and securities loaned where such a legal opinion has not been either sought or obtained.

	March 31, 2015				December 31, 2014
		Amounts not nettable on the Consolidated balance sheets(a)				Amounts not nettable on the Consolidated balance sheets(a)
(in millions)	Net liability balance	Financial instruments(b)	Cash collateral	Net amount(c)	Net liability balance	Financial instruments(b)	Cash collateral	Net amount(c)
Securities sold under repurchase agreements with an appropriate legal opinion	$158,963	$(157,232)	$(362)	$1,369	$147,810	$(145,732)	$(497)	$1,581
Securities loaned	$25,149	$(24,866)	$—	$283	$25,656	$(25,287)	$—	$369

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

Transfers not qualifying for sale accounting
At both March 31, 2015 and December 31, 2014, the Firm held $13.8 billion of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions.

The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in other borrowed funds on the
Consolidated balance sheets.

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

For a detailed discussion of loans, including accounting policies, see Note 14 of JPMorgan Chase’s 2014 Annual Report. See Note 4 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.

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
• Home equity – junior lien
• Prime mortgage, including
   option ARMs
• Subprime mortgage
Other consumer loans
• Auto(b)
• Business banking(b)
• Student and other
Residential real estate – PCI
• Home equity
• Prime mortgage
• Subprime mortgage
• Option ARMs
	• Credit card loans	• Commercial and industrial • Real estate • Financial institutions • Government agencies • Other(d)

(a)	Includes loans held in CCB, prime mortgage and home equity loans held in AM and prime mortgage loans held in Corporate.

(b)
Includes certain business banking and auto dealer risk-rated loans that apply the wholesale methodology for determining the allowance for loan losses; these loans are managed by CCB, and therefore, for consistency in presentation, are included with the other consumer loan classes.

(c)
Includes loans held in CIB, CB, AM and Corporate. Excludes prime mortgage and home equity loans held in AM and prime mortgage loans held in Corporate. Classes are internally defined and may not align with regulatory definitions.

(d)	Other primarily includes loans to SPEs and loans to private banking clients. See Note 1 of JPMorgan Chase’s 2014 Annual Report for additional information on special-purpose entities (“SPEs”).

The following tables summarize the Firm’s loan balances by portfolio segment.

March 31, 2015	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$304,917	$120,835	$331,219	$756,971	(b)
Held-for-sale	298	2,422	2,204	4,924
At fair value	—	—	2,290	2,290
Total	$305,215	$123,257	$335,713	$764,185

December 31, 2014	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$294,979	$128,027	$324,502	$747,508	(b)
Held-for-sale	395	3,021	3,801	7,217
At fair value	—	—	2,611	2,611
Total	$295,374	$131,048	$330,914	$757,336

(a)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(b)
Loans (other than PCI loans and those for which the fair value option has been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $1.2 billion and $1.3 billion at March 31, 2015, and December 31, 2014, respectively.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. These tables exclude loans recorded at fair value. The Firm manages its exposure to credit risk on an ongoing basis. Selling loans is one way that the Firm reduces its credit exposures.

	2015					2014
Three months ended March 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$1,608	(a)(b)	$—	$208	$1,816	$1,582	(a)(b)	$—	$121	$1,703
Sales	1,736		177	2,449	4,362	891		—	2,356	3,247
Retained loans reclassified to held-for-sale	18		—	320	338	—		—	297	297

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

(b)
Excluded retained loans purchased from correspondents that were originated in accordance with the Firm’s underwriting standards. Such purchases were $11.2 billion and $1.7 billion for the three months ended March 31, 2015 and 2014, respectively.

The following table provides information about gains and losses, including lower of cost or fair value adjustments, on loan sales by portfolio segment.

	Three months ended March 31,
(in millions)	2015	2014
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Consumer, excluding credit card	$91	$42
Credit card	16	—
Wholesale	(6)	24
Total net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)	$101	$66

(a)	Excludes sales related to loans accounted for at fair value.

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
The table below provides information about retained consumer loans, excluding credit card, by class.

(in millions)	March 31, 2015	December 31, 2014
Residential real estate – excluding PCI
Home equity:
Senior lien	$15,922	$16,367
Junior lien	34,968	36,375
Mortgages:
Prime, including option ARMs	117,275	104,921
Subprime	4,826	5,056
Other consumer loans
Auto	55,455	54,536
Business banking	20,375	20,058
Student and other	10,740	10,970
Residential real estate – PCI
Home equity	16,638	17,095
Prime mortgage	9,916	10,220
Subprime mortgage	3,559	3,673
Option ARMs	15,243	15,708
Total retained loans	$304,917	$294,979
For further information on consumer credit quality indicators, see Note 14 of JPMorgan Chase’s 2014 Annual Report.

Residential real estate – excluding PCI loans
The following table provides information by class for residential real estate – excluding retained PCI loans in the consumer, excluding credit card, portfolio segment.

Residential real estate – excluding PCI loans
	Home equity				Mortgages
(in millions, except ratios)	Senior lien		Junior lien		Prime, including option ARMs		Subprime		Total residential real estate – excluding PCI
	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
Loan delinquency(a)
Current	$15,315	$15,730	$34,235	$35,575	$106,791	$93,951	$4,122	$4,296	$160,463	$149,552
30–149 days past due	243	275	469	533	3,568	4,091	433	489	4,713	5,388
150 or more days past due	364	362	264	267	6,916	6,879	271	271	7,815	7,779
Total retained loans	$15,922	$16,367	$34,968	$36,375	$117,275	$104,921	$4,826	$5,056	$172,991	$162,719
% of 30+ days past due to total retained loans(b)	3.81%	3.89%	2.10%	2.20%	1.23%	1.42%	14.59%	15.03%	2.02%	2.27%
90 or more days past due and government guaranteed(c)	—	—	—	—	7,291	7,544	—	—	7,291	7,544
Nonaccrual loans	930	938	1,539	1,590	2,119	2,190	1,010	1,036	5,598	5,754
Current estimated LTV ratios(d)(e)(f)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$19	$21	$375	$467	$103	$120	$9	$10	$506	$618
Less than 660	9	10	112	138	95	103	40	51	256	302
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	118	134	2,762	3,149	564	648	96	118	3,540	4,049
Less than 660	59	69	791	923	297	340	241	298	1,388	1,630
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	549	633	6,032	6,481	3,353	3,863	376	432	10,310	11,409
Less than 660	209	226	1,698	1,780	951	1,026	720	770	3,578	3,802
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	12,760	13,048	19,780	20,030	94,768	81,805	1,540	1,586	128,848	116,469
Less than 660	2,199	2,226	3,418	3,407	5,089	4,906	1,804	1,791	12,510	12,330
U.S. government-guaranteed	—	—	—	—	12,055	12,110	—	—	12,055	12,110
Total retained loans	$15,922	$16,367	$34,968	$36,375	$117,275	$104,921	$4,826	$5,056	$172,991	$162,719
Geographic region
California	$2,176	$2,232	$7,846	$8,144	$32,022	$28,133	$678	$718	$42,722	$39,227
New York	2,745	2,805	7,383	7,685	17,483	16,550	650	677	28,261	27,717
Illinois	1,266	1,306	2,515	2,605	7,657	6,654	199	207	11,637	10,772
Florida	870	861	1,854	1,923	5,376	5,106	602	632	8,702	8,522
Texas	1,754	1,845	1,057	1,087	5,720	4,935	171	177	8,702	8,044
New Jersey	661	654	2,147	2,233	3,751	3,361	218	227	6,777	6,475
Arizona	893	927	1,533	1,595	2,112	1,805	107	112	4,645	4,439
Washington	487	506	1,168	1,216	2,706	2,410	104	109	4,465	4,241
Michigan	722	736	810	848	1,336	1,203	115	121	2,983	2,908
Ohio	1,117	1,150	741	778	735	615	107	112	2,700	2,655
All other(g)	3,231	3,345	7,914	8,261	38,377	34,149	1,875	1,964	51,397	47,719
Total retained loans	$15,922	$16,367	$34,968	$36,375	$117,275	$104,921	$4,826	$5,056	$172,991	$162,719

(a)
Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $3.0 billion and $2.6 billion; 30–149 days past due included $3.0 billion and $3.5 billion; and 150 or more days past due included $6.1 billion and $6.0 billion at March 31, 2015, and December 31, 2014, respectively.

(b)
At March 31, 2015, and December 31, 2014, Prime, including option ARMs loans excluded mortgage loans insured by U.S. government agencies of $9.0 billion and $9.5 billion, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

(c)
These balances, which are 90 days or more past due but insured by U.S. government agencies, were excluded from nonaccrual loans. In predominantly all cases, 100% of the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. These amounts have been excluded from nonaccrual loans based upon the government guarantee. At March 31, 2015, and December 31, 2014, these balances included $4.0 billion and $4.2 billion, respectively, of loans that are no longer accruing interest because interest has been curtailed by the U.S. government agencies although, in predominantly all cases, 100% of the principal is still insured. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate. There were no loans not insured by U.S. government agencies that are 90 or more days past due and still accruing at March 31, 2015 and December 31, 2014.

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

(f)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(g)	At both March 31, 2015, and December 31, 2014, included mortgage loans insured by U.S. government agencies of $12.1 billion.

The following tables represent the Firm’s delinquency statistics for junior lien home equity loans and lines as of March 31, 2015, and December 31, 2014.

	Delinquencies				Total 30+ day delinquency rate
March 31, 2015	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$191	$60	$134	$23,335	1.65%
Beyond the revolving period	108	41	110	8,654	2.99
HELOANs	52	17	20	2,979	2.99
Total	$351	$118	$264	$34,968	2.10%

	Delinquencies				Total 30+ day delinquency rate
December 31, 2014	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$233	$69	$141	$25,252	1.75%
Beyond the revolving period	108	37	107	7,979	3.16
HELOANs	66	20	19	3,144	3.34
Total	$407	$126	$267	$36,375	2.20%

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

Impaired loans
The table below sets forth information about the Firm’s residential real estate impaired loans, excluding PCI loans. These loans are considered to be impaired as they have been modified in a troubled debt restructuring (“TDR”). All impaired loans are evaluated for an asset-specific allowance as described in Note 15 of JPMorgan Chase’s 2014 Annual Report.

	Home equity				Mortgages				Total residential real estate – excluding PCI
(in millions)	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
Impaired loans
With an allowance	$553	$552	$724	$722	$4,596	$4,949	$2,092	$2,239	$7,965	$8,462
Without an allowance(a)	534	549	569	582	1,142	1,196	613	639	2,858	2,966
Total impaired loans(b)(c)	$1,087	$1,101	$1,293	$1,304	$5,738	$6,145	$2,705	$2,878	$10,823	$11,428
Allowance for loan losses related to impaired loans	$85	$84	$145	$147	$120	$127	$63	$64	$413	$422
Unpaid principal balance of impaired loans(d)	1,426	1,451	2,546	2,603	7,331	7,813	3,968	4,200	15,271	16,067
Impaired loans on nonaccrual status(e)	623	628	620	632	1,517	1,559	898	931	3,658	3,750

(a)
Represents collateral-dependent residential mortgage loans that are charged off to the fair value of the underlying collateral less cost to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At March 31, 2015, Chapter 7 residential real estate loans included approximately 18% of senior lien home equity, 11% of junior lien home equity, 23% of prime mortgages, including option ARMs, and 15% of subprime mortgages that were 30 days or more past due.

(b)
At March 31, 2015, and December 31, 2014, $4.8 billion and $4.9 billion, respectively, of loans modified subsequent to repurchase from Government National Mortgage Association (“Ginnie Mae”) in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)	Predominantly all residential real estate impaired loans, excluding PCI loans, are in the U.S.

(d)
Represents the contractual amount of principal owed at March 31, 2015, and December 31, 2014. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(e)
As of March 31, 2015, and December 31, 2014, nonaccrual loans included $2.8 billion and $2.9 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status refer to the Loan accounting framework in Note 14 of JPMorgan Chase’s 2014 Annual Report.

The following table present average impaired loans and the related interest income reported by the Firm.

Three months ended March 31,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2015	2014	2015	2014	2015	2014
Home equity
Senior lien	$1,095	$1,143	$13	$14	$9	$9
Junior lien	1,298	1,321	20	21	13	14
Mortgages
Prime, including option ARMs	6,054	6,956	59	68	12	13
Subprime	2,822	3,667	37	49	11	13
Total residential real estate – excluding PCI	$11,269	$13,087	$129	$152	$45	$49

(a)	Generally, interest income on loans modified in TDRs is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms.
Loan modifications
The Firm is required to provide borrower relief under the terms of certain Consent Orders and settlements entered into by the Firm related to its mortgage servicing, originations and residential mortgage-backed securities activities. This borrower relief includes reductions of principal and forbearance.
Modifications of residential real estate loans, excluding PCI loans, are generally accounted for and reported as TDRs. There were no additional commitments to lend to borrowers whose residential real estate loans, excluding PCI loans, have been modified in TDRs.

The following table presents new TDRs reported by the Firm.

Three months ended March 31, (in millions)	2015	2014
Home equity:
Senior lien	$26	$27
Junior lien	46	58
Mortgages:
Prime, including option ARMs	63	67
Subprime	19	28
Total residential real estate – excluding PCI	$154	$180

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

Three months ended March 31,	Home equity				Mortgages				Total residential real estate - excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Number of loans approved for a trial modification	356	201	154	184	245	255	422	499	1,177	1,139
Number of loans permanently modified	262	295	508	958	361	531	489	767	1,620	2,551
Concession granted:(a)
Interest rate reduction	75%	65%	77%	84%	64%	60%	71%	60%	72%	70%
Term or payment extension	81	80	86	83	84	88	81	72	83	80
Principal and/or interest deferred	31	15	28	21	37	33	26	20	30	22
Principal forgiveness	8	30	4	28	28	31	32	41	18	32
Other(b)	—	1	—	—	8	17	11	13	5	7

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

Three months ended March 31, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Weighted-average interest rate of loans with interest rate reductions – before TDR	6.11%	6.67%	4.97%	4.75%	5.03%	5.22%	6.80%	7.57%	5.68%	5.91%
Weighted-average interest rate of loans with interest rate reductions – after TDR	2.72	3.02	2.21	1.81	2.38	2.76	3.22	3.41	2.64	2.77
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	18	18	18	20	25	24	24	25	23	23
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	31	31	34	35	38	37	36	36	36	36
Charge-offs recognized upon permanent modification	$—	$1	$1	$14	$1	$2	$1	$1	$3	$18
Principal deferred	3	1	3	3	11	13	7	7	24	24
Principal forgiven	1	3	—	11	9	17	10	21	20	52
Balance of loans that redefaulted within one year of permanent modification(a)	$3	$6	$2	$3	$18	$30	$17	$18	$40	$57

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

At March 31, 2015, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 6 years for senior lien home equity, 8 years for junior lien home equity, 9 years for prime mortgages, including option ARMs, and 8 years for subprime mortgages. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Active and suspended foreclosure
At March 31, 2015, and December 31, 2014, the Firm had non-PCI residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $1.4 billion and $1.5 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Other consumer loans
The table below provides information for other consumer retained loan classes, including auto, business banking and student loans.

(in millions, except ratios)	Auto		Business banking		Student and other				Total other consumer
	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015		Dec 31, 2014		Mar 31, 2015		Dec 31, 2014
Loan delinquency(a)
Current	$54,956	$53,866	$20,038	$19,710	$9,968		$10,080		$84,962		$83,656
30–119 days past due	492	663	199	208	466		576		1,157		1,447
120 or more days past due	7	7	138	140	306		314		451		461
Total retained loans	$55,455	$54,536	$20,375	$20,058	$10,740		$10,970		$86,570		$85,564
% of 30+ days past due to total retained loans	0.90%	1.23%	1.65%	1.73%	1.64%	(d)	2.15%	(d)	1.17%	(d)	1.47%	(d)
90 or more days past due and still accruing (b)	$—	$—	$—	$—	$346		$367		$346		$367
Nonaccrual loans	95	115	268	279	264		270		627		664
Geographic region
California	$6,469	$6,294	$3,059	$3,008	$1,128		$1,143		$10,656		$10,445
New York	3,703	3,662	3,171	3,187	1,235		1,259		8,109		8,108
Illinois	3,365	3,175	1,387	1,373	716		729		5,468		5,277
Florida	2,428	2,301	861	827	521		521		3,810		3,649
Texas	5,804	5,608	2,610	2,626	849		868		9,263		9,102
New Jersey	1,947	1,945	530	451	391		378		2,868		2,774
Arizona	1,879	2,003	1,148	1,083	234		239		3,261		3,325
Washington	1,042	1,019	274	258	224		235		1,540		1,512
Michigan	1,634	1,633	1,344	1,375	453		466		3,431		3,474
Ohio	2,261	2,157	1,455	1,354	607		629		4,323		4,140
All other	24,923	24,739	4,536	4,516	4,382		4,503		33,841		33,758
Total retained loans	$55,455	$54,536	$20,375	$20,058	$10,740		$10,970		$86,570		$85,564
Loans by risk ratings(c)
Noncriticized	$10,061	$9,822	$14,842	$14,619	NA		NA		$24,903		$24,441
Criticized performing	83	35	714	708	NA		NA		797		743
Criticized nonaccrual	—	—	212	213	NA		NA		212		213

(a)
Individual delinquency classifications included loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) as follows: current included $4.2 billion and $4.3 billion; 30-119 days past due included $317 million and $364 million; and 120 or more days past due included $279 million and $290 million at March 31, 2015, and December 31, 2014, respectively.

(b)	These amounts represent student loans, which are insured by U.S. government agencies under the FFELP. These amounts were accruing as reimbursement of insured amounts is proceeding normally.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(d)
March 31, 2015, and December 31, 2014, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $596 million and $654 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

Other consumer impaired loans and loan modifications
The table below sets forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

(in millions)	March 31, 2015	December 31, 2014
Impaired loans
With an allowance	$557	$557
Without an allowance(a)	34	35
Total impaired loans(b)(c)	$591	$592
Allowance for loan losses related to impaired loans	$124	$117
Unpaid principal balance of impaired loans(d)	711	719
Impaired loans on nonaccrual status	464	456

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)	Predominantly all other consumer impaired loans are in the U.S.

(c)
Other consumer average impaired loans were $587 million and $600 million for the three months ended March 31, 2015 and 2014, respectively. The related interest income on impaired loans, including those on a cash basis, was not material for the three months ended March 31, 2015 and 2014.

(d)
Represents the contractual amount of principal owed at March 31, 2015, and December 31, 2014. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

Loan modifications
Certain other consumer loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All of these TDRs are reported as impaired loans in the table above. See Note 14 of JPMorgan Chase’s 2014 Annual Report for further information on other consumer loans modified in TDRs.
The following table provides information about the Firm’s other consumer loans modified in TDRs. New TDRs were not material as of March 31, 2015 and 2014.

(in millions)	March 31, 2015	December 31, 2014
Loans modified in TDRs(a)(b)	$428	$442
TDRs on nonaccrual status	301	306

(a)	The impact of these modifications was not material to the Firm for the three months ended March 31, 2015 and 2014.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of March 31, 2015, and December 31, 2014, were immaterial.

Purchased credit-impaired loans
For a detailed discussion of PCI loans, including the related accounting policies, see Note 14 of JPMorgan Chase’s 2014 Annual Report.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

(in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
Carrying value(a)	$16,638	$17,095	$9,916	$10,220	$3,559	$3,673	$15,243	$15,708	$45,356	$46,696
Related allowance for loan losses(b)	1,758	1,758	1,138	1,193	180	180	194	194	3,270	3,325
Loan delinquency (based on unpaid principal balance)
Current	$15,903	$16,295	$8,722	$8,912	$3,521	$3,565	$13,506	$13,814	$41,652	$42,586
30–149 days past due	368	445	444	500	460	536	795	858	2,067	2,339
150 or more days past due	815	1,000	777	837	509	551	1,645	1,824	3,746	4,212
Total loans	$17,086	$17,740	$9,943	$10,249	$4,490	$4,652	$15,946	$16,496	$47,465	$49,137
% of 30+ days past due to total loans	6.92%	8.15%	12.28%	13.05%	21.58%	23.37%	15.30%	16.26%	12.25%	13.33%
Current estimated LTV ratios (based on unpaid principal balance)(c)(d)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$423	$513	$34	$45	$27	$34	$72	$89	$556	$681
Less than 660	217	273	68	97	125	160	113	150	523	680
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	1,985	2,245	373	456	180	215	471	575	3,009	3,491
Less than 660	928	1,073	337	402	430	509	634	771	2,329	2,755
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	3,995	4,171	1,924	2,154	482	519	2,198	2,418	8,599	9,262
Less than 660	1,590	1,647	1,184	1,316	954	1,006	1,784	1,996	5,512	5,965
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	5,923	5,824	3,821	3,663	760	719	6,750	6,593	17,254	16,799
Less than 660	2,025	1,994	2,202	2,116	1,532	1,490	3,924	3,904	9,683	9,504
Total unpaid principal balance	$17,086	$17,740	$9,943	$10,249	$4,490	$4,652	$15,946	$16,496	$47,465	$49,137
Geographic region (based on unpaid principal balance)
California	$10,267	$10,671	$5,811	$5,965	$1,108	$1,138	$8,935	$9,190	$26,121	$26,964
New York	855	876	648	672	440	463	895	933	2,838	2,944
Illinois	393	405	290	301	219	229	371	397	1,273	1,332
Florida	1,630	1,696	657	689	416	432	1,370	1,440	4,073	4,257
Texas	261	273	90	92	270	281	84	85	705	731
New Jersey	338	348	261	279	155	165	527	553	1,281	1,345
Arizona	312	323	164	167	84	85	223	227	783	802
Washington	926	959	217	225	91	95	379	395	1,613	1,674
Michigan	50	53	162	166	125	130	176	182	513	531
Ohio	19	20	47	48	70	72	66	69	202	209
All other	2,035	2,116	1,596	1,645	1,512	1,562	2,920	3,025	8,063	8,348
Total unpaid principal balance	$17,086	$17,740	$9,943	$10,249	$4,490	$4,652	$15,946	$16,496	$47,465	$49,137

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

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

Approximately 20% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following tables set forth delinquency statistics for PCI junior lien home equity loans and lines of credit based on unpaid principal balance as of March 31, 2015, and December 31, 2014.

	Delinquencies				Total 30+ day delinquency rate
March 31, 2015	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$118	$39	$236	$8,373	4.69%
Beyond the revolving period(c)	72	21	154	4,741	5.21
HELOANs	16	5	21	713	5.89
Total	$206	$65	$411	$13,827	4.93%

	Delinquencies				Total 30+ day delinquency rate
December 31, 2014	30–89 days past due	90–149 days past due	150+ days past due	Total loans
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$155	$50	$371	$8,972	6.42%
Beyond the revolving period(c)	76	24	166	4,143	6.42
HELOANs	20	7	38	736	8.83
Total	$251	$81	$575	$13,851	6.55%

(a)	In general, these HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Includes loans modified into fixed rate amortizing loans.
The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the three months ended March 31, 2015 and 2014, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. The table excludes the cost to fund the PCI portfolios, and therefore the accretable yield does not represent net interest income expected to be earned on these portfolios.

(in millions, except ratios)	Total PCI
	Three months ended March 31,
	2015	2014
Beginning balance	$14,592	$16,167
Accretion into interest income	(436)	(514)
Changes in interest rates on variable-rate loans	6	(21)
Other changes in expected cash flows(a)	(128)	150
Balance at March 31	$14,034	$15,782
Accretable yield percentage	4.14%	4.32%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the three months ended March 31, 2015 and 2014, other changes in expected cash flows were driven by changes in prepayment assumptions.

The factors that most significantly affect estimates of gross cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in the benchmark interest rate indices for variable-rate products such as option adjustable-rate mortgage (“ARM”) and home equity loans; and (ii) changes in prepayment assumptions.

Active and suspended foreclosure
At March 31, 2015, and December 31, 2014, the Firm had PCI residential real estate loans with an unpaid principal balance of $2.9 billion and $3.2 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Credit card loan portfolio
The table below sets forth information about the Firm’s credit card loans.

(in millions, except ratios)	March 31, 2015	December 31, 2014
Loan delinquency
Current and less than 30 days past due and still accruing	$119,132	$126,189
30–89 days past due and still accruing	826	943
90 or more days past due and still accruing	877	895
Nonaccrual loans	—	—
Total retained credit card loans	$120,835	$128,027
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.41%	1.44%
% of 90+ days past due to total retained loans	0.73	0.70
Credit card loans by geographic region
California	$17,133	$17,940
Texas	10,605	11,088
New York	10,414	10,940
Florida	7,126	7,398
Illinois	7,058	7,497
New Jersey	5,427	5,750
Ohio	4,389	4,707
Pennsylvania	4,197	4,489
Michigan	3,340	3,552
Virginia	2,958	3,263
All other	48,188	51,403
Total retained credit card loans	$120,835	$128,027
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	85.2%	85.7%
Less than 660	14.8	14.3
Credit card impaired loans and loan modifications
For a detailed discussion of impaired credit card loans, including credit card loan modifications, see Note 14 of JPMorgan Chase’s 2014 Annual Report.
The table below sets forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

(in millions)	March 31, 2015	December 31, 2014
Impaired credit card loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$1,627	$1,775
Modified credit card loans that have reverted to pre-modification payment terms(d)	225	254
Total impaired credit card loans(e)	$1,852	$2,029
Allowance for loan losses related to impaired credit card loans	$458	$500

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)	Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms.
At March 31, 2015, and December 31, 2014, $139 million and $159 million, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. The remaining $86 million and $95 million at March 31, 2015, and December 31, 2014, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

(e)	Predominantly all impaired credit card loans are in the U.S.
The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Three months ended March 31,
(in millions)	2015	2014
Average impaired credit card loans	$1,940	$2,938
Interest income on impaired credit card loans	23	36
Loan modifications
The Firm may modify loans to credit card borrowers who are experiencing financial difficulty. Most of these loans have been modified under programs that involve placing the customer on a fixed payment plan with a reduced interest rate, generally for 60 months. All of these credit card loan modifications are considered to be TDRs. New enrollments in these loan modification programs for the three months ended March 31, 2015 and 2014, were $178 million and $233 million, respectively. For additional information about credit card loan modifications, see Note 14 of JPMorgan Chase’s 2014 Annual Report.
Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the periods presented.

(in millions, except weighted-average data)	Three months ended March 31,
	2015	2014
Weighted-average interest rate of loans – before TDR	15.16%	15.03%
Weighted-average interest rate of loans – after TDR	4.29	4.43
Loans that redefaulted within one year of modification(a)	$22	$34

(a)
Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the loans become two payments past due. A substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. Based on historical experience, the estimated weighted-average default rate for credit card loans modified was expected to be 27.34%and 27.91% as of March 31, 2015, and December 31, 2014, respectively.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned each loan. For further information on these risk ratings, see Note 14 and Note 15 of JPMorgan Chase’s 2014 Annual Report.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other(d)		Total retained loans
(in millions, except ratios)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
Loans by risk ratings
Investment-grade	$66,973	$63,069	$64,382	$61,006	$28,091	$27,111	$8,718	$8,393	$80,709	$82,087	$248,873	$241,666
Noninvestment-grade:
Noncriticized	43,838	44,117	16,470	16,541	7,037	7,085	332	300	9,613	10,075	77,290	78,118
Criticized performing	2,581	2,251	1,296	1,313	303	316	8	3	172	236	4,360	4,119
Criticized nonaccrual	332	188	259	253	15	18	—	—	90	140	696	599
Total noninvestment- grade	46,751	46,556	18,025	18,107	7,355	7,419	340	303	9,875	10,451	82,346	82,836
Total retained loans	$113,724	$109,625	$82,407	$79,113	$35,446	$34,530	$9,058	$8,696	$90,584	$92,538	$331,219	$324,502
% of total criticized to total retained loans	2.56%	2.22%	1.89%	1.98%	0.90%	0.97%	0.09%	0.03%	0.29%	0.41%	1.53%	1.45%
% of nonaccrual loans to total retained loans	0.29	0.17	0.31	0.32	0.04	0.05	—	—	0.10	0.15	0.21	0.18

Loans by geographic distribution(a)
Total non-U.S.	$33,627	$33,739	$2,274	$2,099	$19,450	$20,944	$1,153	$1,122	$42,366	$42,961	$98,870	$100,865
Total U.S.	80,097	75,886	80,133	77,014	15,996	13,586	7,905	7,574	48,218	49,577	232,349	223,637
Total retained loans	$113,724	$109,625	$82,407	$79,113	$35,446	$34,530	$9,058	$8,696	$90,584	$92,538	$331,219	$324,502

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$113,177	$108,857	$82,058	$78,552	$35,397	$34,408	$9,000	$8,627	$89,334	$91,168	$328,966	$321,612
30–89 days past due and still accruing	215	566	84	275	34	104	58	69	1,098	1,201	1,489	2,215
90 or more days past due and still accruing(c)	—	14	6	33	—	—	—	—	62	29	68	76
Criticized nonaccrual	332	188	259	253	15	18	—	—	90	140	696	599
Total retained loans	$113,724	$109,625	$82,407	$79,113	$35,446	$34,530	$9,058	$8,696	$90,584	$92,538	$331,219	$324,502

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(b)
The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality. For a discussion of more significant risk factors, see Note 14 of JPMorgan Chase’s 2014 Annual Report.

(c)	Represents loans that are considered well-collateralized and therefore still accruing interest.

(d)	Other primarily includes loans to SPEs and loans to private banking clients. See Note 1 of JPMorgan Chase’s 2014 Annual Report for additional information on SPEs.
The following table presents additional information on the real estate class of loans within the Wholesale portfolio segment for the periods indicated. For further information on real estate loans, see Note 14 of JPMorgan Chase’s 2014 Annual Report.

(in millions, except ratios)	Multifamily		Commercial lessors		Commercial construction and development		Other		Total real estate loans
	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
Real estate retained loans	$53,319	$51,049	$17,394	$17,438	$4,542	$4,264	$7,152	$6,362	$82,407	$79,113
Criticized exposure	665	652	796	841	28	42	66	31	1,555	1,566
% of criticized exposure to total real estate retained loans	1.25%	1.28%	4.58%	4.82%	0.62%	0.98%	0.92%	0.49%	1.89%	1.98%
Criticized nonaccrual	$127	$126	$88	$110	$—	$—	$44	$17	$259	$253
% of criticized nonaccrual to total real estate retained loans	0.24%	0.25%	0.51%	0.63%	—%	—%	0.62%	0.27%	0.31%	0.32%

Wholesale impaired loans and loan modifications
Wholesale impaired loans are comprised of loans that have been placed on nonaccrual status and/or that have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 15 of JPMorgan Chase’s 2014 Annual Report.
The table below sets forth information about the Firm’s wholesale impaired loans.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015		Dec 31, 2014
Impaired loans
With an allowance	$306	$174	$155	$193	$12	$15	$—	$—	$64	$89	$537		$471
Without an allowance(a)	39	24	138	87	2	3	—	—	27	52	206		166
Total impaired loans	$345	$198	$293	$280	$14	$18	$—	$—	$91	$141	$743	(c)	$637
Allowance for loan losses related to impaired loans	$57	$34	$18	$36	$4	$4	$—	$—	$36	$13	$115		$87
Unpaid principal balance of impaired loans(b)	378	266	421	345	15	22	—	—	95	202	909		835

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at March 31, 2015, and December 31, 2014. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

(c)	Based upon the domicile of the borrower, predominantly all wholesale impaired loans are in the U.S.
The following table presents the Firm’s average impaired loans for the periods indicated.

	Three months ended March 31,
(in millions)	2015	2014
Commercial and industrial	$251	$291
Real estate	268	355
Financial institutions	16	22
Government agencies	—	—
Other	107	169
Total(a)	$642	$837

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three months ended March 31, 2015 and 2014.

Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. TDRs were not material as of March 31, 2015 and 2014.

Note 14 – Allowance for credit losses
For detailed discussion of the allowance for credit losses and the related accounting policies, see Note 15 of JPMorgan Chase’s 2014 Annual Report.
Allowance for credit losses and loans and lending-related commitments by impairment methodology
The table below summarizes information about the allowance for loan losses, loans by impairment methodology, the allowance for lending-related commitments and lending-related commitments by impairment methodology.

	2015					2014
Three months ended March 31, (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card	Credit card		Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$7,050	$3,439		$3,696	$14,185	8,456	$3,795		$4,013	$16,264
Gross charge-offs	440	883		29	1,352	569	995		68	1,632
Gross recoveries	(176)	(94)		(30)	(300)	(201)	(107)		(55)	(363)
Net charge-offs/(recoveries)	264	789		(1)	1,052	368	888		13	1,269
Write-offs of PCI loans(a)	55	—		—	55	61	—		—	61
Provision for loan losses	141	789		58	988	119	688		110	917
Other	—	(5)		4	(1)	1	(4)		(1)	(4)
Ending balance at March 31,	$6,872	$3,434		$3,759	$14,065	$8,147	$3,591		$4,109	$15,847

Allowance for loan losses by impairment methodology
Asset-specific(b)	$537	$458	(c)	$115	$1,110	$607	$606	(c)	$144	$1,357
Formula-based	3,065	2,976		3,644	9,685	3,443	2,985		3,965	10,393
PCI	3,270	—		—	3,270	4,097	—		—	4,097
Total allowance for loan losses	$6,872	$3,434		$3,759	$14,065	$8,147	$3,591		$4,109	$15,847

Loans by impairment methodology
Asset-specific	$11,414	$1,852		$743	$14,009	$13,546	$2,768		$763	$17,077
Formula-based	248,147	118,983		330,472	697,602	222,778	118,744		310,949	652,471
PCI	45,356	—		4	45,360	51,606	—		6	51,612
Total retained loans	$304,917	$120,835		$331,219	$756,971	$287,930	$121,512		$311,718	$721,160

Impaired collateral-dependent loans
Net charge-offs	$16	$—		$1	$17	$51	$—		$—	$51
Loans measured at fair value of collateral less cost to sell	2,912	—		269	3,181	3,333	—		331	3,664

Allowance for lending-related commitments
Beginning balance at January 1,	$13	$—		$609	$622	$8	$—		$697	$705
Provision for lending-related commitments	1	—		(30)	(29)	—	—		(67)	(67)
Other	—	—		—	—	—	—		—	—
Ending balance at March 31,	$14	$—		$579	$593	$8	$—		$630	$638

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$55	$55	$—	$—		$30	$30
Formula-based	14	—		524	538	8	—		600	608
Total allowance for lending-related commitments	$14	$—		$579	$593	$8	$—		$630	$638

Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$131	$131	$—	$—		$95	$95
Formula-based	60,151	533,511		355,373	949,035	56,541	535,614		353,797	945,952
Total lending-related commitments	$60,151	$533,511		$355,504	$949,166	$56,541	$535,614		$353,892	$946,047

(a)
Write-offs of PCI loans are recorded against the allowance for loan losses when actual losses for a pool exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. A write-off of a PCI loan is recognized when the underlying loan is removed from a pool (e.g., upon liquidation).

(b)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(c)
The asset-specific credit card allowance for loan losses is related to loans that have been modified in a TDR; such allowance is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.

Note 15 – Variable interest entities
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of variable interest entities (“VIEs”), see Note 1 of JPMorgan Chase’s 2014 Annual Report.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line-of-Business	Transaction Type	Activity	Form 10-Q page reference
CCB	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	127
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	127-129
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and student loans	127-129
	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	129
	Municipal bond vehicles		129-130
	Credit-related note and asset swap vehicles		130
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 130 of this Note.
Significant Firm-sponsored variable interest entities
Credit card securitizations
For a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations, see Note 16 of JPMorgan Chase’s 2014 Annual Report.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trusts. This includes the Firm’s primary card securitization trust, Chase Issuance Trust. See the table on page 131 of this Note for further information on consolidated VIE assets and liabilities.

Firm-sponsored mortgage and other securitization trusts
The Firm securitizes (or has securitized) originated and purchased residential mortgages, commercial mortgages and other consumer loans (including student loans) primarily in its CCB and CIB businesses. Depending on the particular transaction, as well as the respective business involved, the Firm may act as the servicer of the loans and/or retain certain beneficial interest in the securitization trusts.
For a detailed discussion of the Firm’s involvement with Firm-sponsored mortgage and other securitization trusts, as well as the accounting treatment relating to such trusts, see Note 16 of JPMorgan Chase’s 2014 Annual Report.

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. See Securitization activity on page 132 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs, and page 132 of this Note for information on the Firm’s loan sales to U.S. government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
March 31, 2015(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime/Alt-A and Option ARMs	$95.5	$2.0	$77.4	$0.6	$1.6	$2.2
Subprime	26.4	0.1	24.6	0.1	—	0.1
Commercial and other(b)	130.5	0.2	93.3	0.3	3.5	3.8
Total	$252.4	$2.3	$195.3	$1.0	$5.1	$6.1

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2014(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime/Alt-A and Option ARMs	$96.3	$2.7	$78.3	$0.5	$0.7	$1.2
Subprime	28.4	0.8	25.7	0.1	—	0.1
Commercial and other(b)	129.6	0.2	94.4	0.4	3.5	3.9
Total	$254.3	$3.7	$198.4	$1.0	$4.2	$5.2

(a)	Excludes U.S. government agency securitizations. See page 132 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)
Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions.

(c)
The table above excludes the following: retained servicing (see Note 16 for a discussion of MSRs); securities retained from loan sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (See Note 5 for further information on derivatives); senior and subordinated securities of $28 million and $129 million, respectively, at March 31, 2015, and $136 million and $34 million, respectively, at December 31, 2014, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of March 31, 2015, and December 31, 2014, 83% and 77%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $2.1 billion and $1.1 billion of investment-grade and $125 million and $185 million of noninvestment-grade retained interests at March 31, 2015, and December 31, 2014, respectively. The retained interests in commercial and other securitizations trusts consisted of $3.7 billion and $3.7 billion of investment-grade and $113 million and $194 million of noninvestment-grade retained interests at March 31, 2015, and December 31, 2014, respectively.

Residential mortgages
For a more detailed description of the Firm’s involvement with residential mortgage securitizations, see Note 16 of JPMorgan Chase’s 2014 Annual Report.
At March 31, 2015, and December 31, 2014, the Firm did not consolidate the assets of certain Firm-sponsored residential mortgage securitization VIEs, in which the Firm had continuing involvement, primarily due to the fact that the Firm did not hold an interest in these trusts that could potentially be significant to the trusts. See the table on page 131 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. For a more detailed description of the Firm’s involvement with commercial mortgage and other consumer securitizations, see Note 16 of JPMorgan Chase’s 2014 Annual Report. See the table on page 131 of this Note for more information on the consolidated commercial mortgage securitizations, and the table on the previous page of this Note for more information on interests held in nonconsolidated securitizations.
Re-securitizations
For a more detailed description of JPMorgan Chase’s
participation in re-securitization transactions, see Note 16 of JPMorgan Chase’s 2014 Annual Report.
During the three months ended March 31, 2015 and 2014, the Firm transferred $3.9 billion and $5.3 billion respectively of securities to agency VIEs, and $472 million and $169 million, respectively, of securities to private-label VIEs.
As of March 31, 2015, and December 31, 2014, the Firm did not consolidate any agency re-securitizations. As of March 31, 2015, and December 31, 2014, the Firm consolidated $73 million and $77 million, respectively, of assets, and $19 million and $21 million, respectively, of liabilities of private-label re-securitizations. See the table on page 131 of this Note for more information on consolidated re-securitization transactions.

As of March 31, 2015, and December 31, 2014, total assets (including the notional amount of interest-only securities) of nonconsolidated Firm-sponsored private-label re-securitization entities in which the Firm has continuing involvement were $2.3 billion and $2.9 billion, respectively. At March 31, 2015, and December 31, 2014, the Firm held approximately $1.6 billion and $2.4 billion, respectively, of interests in nonconsolidated agency re-securitization entities, and $14 million and $36 million, respectively, of senior and subordinated interests in nonconsolidated private-label re-securitization entities. See the table on page 128 of this Note for further information on interests held in nonconsolidated securitizations.
Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, see Note 16 of JPMorgan Chase’s 2014 Annual Report.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper, including commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $4.9 billion and $5.7 billion of the commercial paper issued by the Firm-administered multi-seller conduits at March 31, 2015, and December 31, 2014, respectively, which was eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. The Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm to the multi-seller conduits have been eliminated in consolidation. Unfunded lending-related commitments made to clients of the Firm-administered multi-seller conduits were $10.2 billion and $9.9 billion at March 31, 2015, and December 31, 2014, respectively, and are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 21.
VIEs associated with investor intermediation activities
Municipal bond vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with municipal bond vehicles, see Note 16 of JPMorgan Chase’s 2014 Annual Report.

The Firm’s exposure to nonconsolidated municipal bond VIEs at March 31, 2015, and December 31, 2014, including the ratings profile of the VIEs’ assets, was as follows.

(in billions)	Fair value of assets held by VIEs	Liquidity facilities	Excess/(deficit)(a)	Maximum exposure
Nonconsolidated municipal bond vehicles
March 31, 2015	$11.5	$6.3	$5.2	$6.3
December 31, 2014	11.5	6.3	5.2	6.3

	Ratings profile of VIE assets(b)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
	Investment-grade				Noninvestment- grade
(in billions, except where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below
March 31, 2015	$2.7	$8.4	$0.4	$—	$—	$11.5	4.9
December 31, 2014	2.7	8.4	0.4	—	—	11.5	4.9

(a)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(b)	The ratings scale is presented on an S&P-equivalent basis.

Credit-related note and asset swap vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with credit-related note and asset swap vehicles, see Note 16 of JPMorgan Chase’s 2014 Annual Report.

VIEs sponsored by third parties
The Firm enters into transactions with VIEs sponsored by other parties. These include, for example, acting as a derivative counterparty, liquidity provider, investor, underwriter, placement agent, trustee or custodian. These transactions are conducted at arm’s-length, and individual credit decisions are based on the analysis of the specific VIE, taking into consideration the quality of the underlying assets. Where the Firm does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, or a variable interest that could potentially be significant, the Firm records and reports these positions on its Consolidated balance sheets similarly to the way it would record and report positions in respect of any other third-party transaction.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of March 31, 2015, and December 31, 2014.

	Assets				Liabilities
March 31, 2015 (in billions)(a)	Trading assets	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$47.9	$0.8	$48.7	$31.4	$—	$31.4
Firm-administered multi-seller conduits	—	16.5	—	16.5	11.8	—	11.8
Municipal bond vehicles	5.2	—	—	5.2	4.7	—	4.7
Mortgage securitization entities(b)	2.1	0.7	0.1	2.9	1.1	0.8	1.9
Student loan securitization entities	0.1	2.1	0.1	2.3	2.0	—	2.0
Other	0.3	—	1.4	1.7	0.1	0.1	0.2
Total	$7.7	$67.2	$2.4	$77.3	$51.1	$0.9	$52.0

	Assets				Liabilities
December 31, 2014 (in billions)(a)	Trading assets	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$48.3	$0.7	$49.0	$31.2	$—	$31.2
Firm-administered multi-seller conduits	—	17.7	0.1	17.8	12.0	—	12.0
Municipal bond vehicles	5.3	—	—	5.3	4.9	—	4.9
Mortgage securitization entities(b)	3.3	0.7	—	4.0	2.1	0.8	2.9
Student loan securitization entities	0.2	2.2	—	2.4	2.1	—	2.1
Other	0.3	—	1.0	1.3	0.1	0.1	0.2
Total	$9.1	$68.9	$1.8	$79.8	$52.4	$0.9	$53.3

(a)	Excludes intercompany transactions which were eliminated in consolidation.

(b)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(c)	Includes assets classified as cash, AFS securities, and other assets within the Consolidated balance sheets.

(d)
The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(e)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $34.7 billion and $35.4 billion at March 31, 2015, and December 31, 2014 respectively. The maturities of the long-term beneficial interests as of March 31, 2015, were as follows: $9.0 billion under one year, $21.1 billion between one and five years, and $4.6 billion over five years, all respectively.

(f)	Includes liabilities classified as accounts payable and other liabilities in the Consolidated balance sheets.
Loan securitizations
The Firm securitizes (or has securitized) a variety of loans, including residential mortgage, credit card, student and commercial (primarily related to real estate) loans. For a further description of the Firm’s accounting policies regarding securitizations, see Note 16 of JPMorgan Chase’s 2014 Annual Report.

Securitization activity
The following table provides information related to the Firm’s securitization activities for the three months ended March 31, 2015 and 2014, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved based on the accounting rules in effect at the time of the securitization.

	Three months ended March 31,
	2015		2014
(in millions)(a)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$1,312	$3,375	$356	$2,027
All cash flows during the period:
Proceeds from new securitizations(b)	$1,317	$3,369	$351	$2,044
Servicing fees collected	146	1	139	1
Purchases of previously transferred financial assets (or the underlying collateral)(c)	—	—	3	—
Cash flows received on interests	70	79	44	62

(a)	Excludes re-securitization transactions.

(b)
For the three months ended March 31, 2015, $1.3 billion of proceeds from residential mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy. For the three months ended March 31, 2015, $3.4 billion of proceeds from commercial mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy. For the three months ended March 31, 2014, $330 million and $21 million of proceeds from residential mortgage securitizations were received as securities classified in level 2 and 3 of the fair value hierarchy, respectively. For the three months ended March 31, 2014, $2.0 billion of proceeds from commercial mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy.

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

Loans and excess MSRs sold to the GSEs, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess MSRs on a nonrecourse basis, predominantly to Fannie Mae and Freddie Mac (the “GSEs”). These loans and excess MSRs are sold primarily for the purpose of securitization by the GSEs, who provide certain guarantee provisions (e.g., credit enhancement of the loans). The Firm also sells loans into securitization transactions pursuant to Ginnie Mae guidelines; these loans are typically insured or guaranteed by another U.S. government agency. The Firm does not consolidate the securitization vehicles underlying any of the transactions described above as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. See Note 29 of JPMorgan Chase’s 2014 Annual Report for additional information about the Firm’s loan sales- and securitization-related indemnifications. See Note 16 for additional information about the impact of the Firm’s sale of certain excess MSRs.

The following table summarizes the activities related to loans sold to the GSEs, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities.

	Three months ended March 31,
(in millions)	2015	2014
Carrying value of loans sold(a)	$12,139	$13,920
Proceeds received from loan sales as cash	51	39
Proceeds from loans sales as securities(b)	12,029	13,735
Total proceeds received from loan sales(c)	$12,080	$13,774
Gains on loan sales(d)	$91	$37

(a)	Predominantly to the GSEs and in securitization transactions pursuant to Ginnie Mae guidelines.

(b)	Predominantly includes securities from the GSEs and Ginnie Mae that are generally sold shortly after receipt.

(c)	Excludes the value of MSRs retained upon the sale of loans. Gains on loan sales include the value of MSRs.

(d)	The carrying value of the loans accounted for at fair value approximated the total proceeds received upon loan sale.

Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 21, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies under certain arrangements. The Firm typically elects to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated balance sheets as a loan with a corresponding liability. As of March 31, 2015, and December 31, 2014, the Firm had recorded on its Consolidated balance sheets $12.3 billion and $12.4 billion, respectively, of loans that either had been repurchased or for which the Firm had an option to repurchase. Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools. Additionally, real estate owned resulting from voluntary repurchases of loans was $471 million and $464 million as of March 31, 2015, and December 31, 2014, respectively. Substantially all of these loans and real estate owned are insured or guaranteed by U.S. government agencies. For additional information, refer to Note 13 of this Form 10-Q and Note 14 of JPMorgan Chase’s 2014 Annual Report.

Loan delinquencies and liquidation losses
The table below includes information about components of nonconsolidated securitized financial assets, in which the Firm has continuing involvement, and delinquencies as of March 31, 2015, and December 31, 2014, respectively; and liquidation losses for the three months ended March 31, 2015 and 2014, respectively.

					Liquidation losses
	Securitized assets		90 days past due		Three months ended March 31,
(in millions)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	2015	2014
Securitized loans(a)
Residential mortgage:
Prime / Alt-A & Option ARMs	$77,349	$78,294	$10,572	$11,363	$462	$659
Subprime	24,601	25,659	6,150	6,473	354	739
Commercial and other	93,330	94,438	1,502	1,522	99	234
Total loans securitized(b)	$195,280	$198,391	$18,224	$19,358	$915	$1,632

(a)
Total assets held in securitization-related SPEs were $252.4 billion and $254.3 billion, respectively, at March 31, 2015 and December 31, 2014. The $195.3 billion and $198.4 billion, respectively, of loans securitized at March 31, 2015 and December 31, 2014, excluded: $54.8 billion and $52.2 billion, respectively, of securitized loans in which the Firm has no continuing involvement, and $2.3 billion and $3.7 billion, respectively, of loan securitizations consolidated on the Firm’s Consolidated balance sheets at March 31, 2015 and December 31, 2014.

(b)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

Note 16 – Goodwill and other intangible assets
For a discussion of the accounting policies related to goodwill and other intangible assets, see Note 17 of JPMorgan Chase’s 2014 Annual Report.
The following table presents goodwill attributed to the business segments.

(in millions)	March 31, 2015	December 31, 2014
Consumer & Community Banking	$30,874	$30,941
Corporate & Investment Bank	6,776	6,780
Commercial Banking	2,861	2,861
Asset Management	6,942	6,964
Corporate	—	101
Total goodwill	$47,453	$47,647
The following table presents changes in the carrying amount of goodwill.

	Three months ended March 31,
(in millions)	2015	2014
Balance at beginning of period	$47,647	$48,081
Changes during the period from:
Business combinations	8	9
Dispositions(a)	(101)	—
Other(b)	(101)	(25)
Balance at March 31,	$47,453	$48,065

(a)	Represents Private Equity goodwill which was disposed of as part of the Private Equity sale completed in January 2015.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.

Impairment testing
For further description of the Firm’s goodwill impairment testing process, including the primary method used to estimate the fair value of the reporting units, and the assumptions used in the goodwill impairment test, see Impairment testing on pages 271–272 of JPMorgan Chase’s 2014 Annual Report.
Goodwill was not impaired at March 31, 2015, or December 31, 2014, nor was goodwill written off due to impairment during the three months ended March 31, 2015.
However, the Firm’s Mortgage Banking business in CCB remains at an elevated risk of goodwill impairment due to its exposure to U.S. economic conditions, such as increases in primary mortgage interest rates, lower mortgage origination volume, higher costs to resolve foreclosure-related matters or from deterioration in economic conditions, including decreases in home prices that result in increased credit losses.
Declines in business performance, increases in equity capital requirements, or increases in the estimated cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline in the future, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.

Mortgage servicing rights
MSRs represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. For a further description of the MSR asset, interest rate risk management, and the valuation of MSRs, see Note 17 of JPMorgan Chase’s 2014 Annual Report and Note 3 of this Form 10-Q.
The following table summarizes MSR activity for the three months ended March 31, 2015 and 2014.

	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2015	2014
Fair value at beginning of period	$7,436	$9,614
MSR activity:
Originations of MSRs	155	192
Purchase of MSRs	1	3
Disposition of MSRs(a)	(157)	(188)
Net additions	(1)	7

Changes due to collection/realization of expected cash flows(b)	(215)	(247)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(c)	(477)	(362)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	(10)	(11)
Discount rates	(10)	(449)	(g)
Prepayment model changes and other(d)	(82)	—
Total changes in valuation due to other inputs and assumptions	(102)	(460)
Total changes in valuation due to inputs and assumptions(b)	(579)	(822)
Fair value at March 31,(e)	$6,641	$8,552

Change in unrealized gains/(losses) included in income related to MSRs held at March 31,	$(579)	$(822)
Contractual service fees, late fees and other ancillary fees included in income	$667	$757
Third-party mortgage loans serviced at March 31, (in billions)	$728	$809
Net servicer advances at March 31, (in billions)(f)	$7.9	$9.2

(a)
For the three months ended March 31, 2014, predominantly represents excess MSRs transferred to agency-sponsored trusts in exchange for stripped mortgage-backed securities (“SMBS”). In each transaction, a portion of the SMBS was acquired by third parties at the transaction date; the Firm acquired and has retained the remaining balance of those SMBS as trading securities. Also includes sales of MSRs for the three months ended March 31, 2015 and 2014.

(b)	Included changes related to commercial real estate of $(2) million for each of the three months ended March 31, 2015, and 2014, respectively.

(c)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(d)	Represents changes in prepayments other than those attributable to changes in market interest rates.

(e)	Included $9 million and $16 million related to commercial real estate at March 31, 2015 and 2014, respectively.

(f)
Represents amounts the Firm pays as the servicer (e.g., scheduled principal and interest to a trust, taxes and insurance), which will generally be reimbursed within a short period of time after the advance from future cash flows from the trust or the underlying loans. The Firm’s credit risk associated with these servicer advances is minimal because reimbursement of the advances is typically senior to all cash payments to investors. In addition, the Firm maintains the right to stop payment to investors if the collateral is insufficient to cover the advance. However, certain of these servicer advances may not be recoverable if they were not made in accordance with applicable rules and agreements.

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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
(in millions)	2015	2014
CCB mortgage fees and related income
Net production revenue	$237	$289
Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	749	870
Changes in MSR asset fair value due to collection/realization of expected cash flows	(214)	(245)
Total operating revenue	535	625
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(476)	(362)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(102)	(460)
Change in derivative fair value and other	510	422
Total risk management	(68)	(400)
Total CCB net mortgage servicing revenue	467	225
All other	1	—
Mortgage fees and related income	$705	$514

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at March 31, 2015, and December 31, 2014, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Mar 31, 2015	Dec 31, 2014
Weighted-average prepayment speed assumption (“CPR”)	10.99%	9.80%
Impact on fair value of 10% adverse change	$(423)	$(337)
Impact on fair value of 20% adverse change	(738)	(652)
Weighted-average option adjusted spread	9.79%	9.43%
Impact on fair value of 100 basis points adverse change	$(254)	$(300)
Impact on fair value of 200 basis points adverse change	(489)	(578)
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
Other intangible assets
For information regarding other intangible assets, see Note 17 of JPMorgan Chase’s 2014 Annual Report.

Note 17 – Deposits
For further discussion on deposits, see Note 19 of JPMorgan Chase’s 2014 Annual Report.
At March 31, 2015, and December 31, 2014, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	March 31, 2015	December 31, 2014
U.S. offices
Noninterest-bearing	$441,245	$437,558
Interest-bearing:
Demand(a)	83,043	90,319
Savings(b)	478,922	466,730
Time (included $8,589 and $7,501 at fair value)(c)	82,263	86,301
Total interest-bearing deposits	644,228	643,350
Total deposits in U.S. offices	1,085,473	1,080,908
Non-U.S. offices
Noninterest-bearing	18,484	19,078
Interest-bearing:
Demand	216,815	217,011
Savings	1,999	2,673
Time (included $2,361 and $1,306 at fair value)(c)	45,116	43,757
Total interest-bearing deposits	263,930	263,441
Total deposits in non-U.S. offices	282,414	282,519
Total deposits	$1,367,887	$1,363,427

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4 of JPMorgan Chase’s 2014 Annual Report.

Note 18 – Earnings per share
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 24 of JPMorgan Chase’s 2014 Annual Report. The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2015 and 2014.

(in millions, except per share amounts)	Three months ended March 31,
	2015	2014
Basic earnings per share
Net income	$5,914	$5,269
Less: Preferred stock dividends	324	227
Net income applicable to common equity	5,590	5,042
Less: Dividends and undistributed earnings allocated to participating securities	138	149
Net income applicable to common stockholders	$5,452	$4,893

Total weighted-average basic shares outstanding	3,725.3	3,787.2
Net income per share	$1.46	$1.29

Diluted earnings per share
Net income applicable to common stockholders	$5,452	$4,893
Total weighted-average basic shares outstanding	3,725.3	3,787.2
Add: Employee stock options, SARs and warrants(a)	32.2	36.4
Total weighted-average diluted shares outstanding(b)	3,757.5	3,823.6
Net income per share	$1.45	$1.28

(a)
Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans. The aggregate number of shares issuable upon the exercise of such options was 1 million for each of the three months ended March 31, 2015 and 2014, respectively.

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

As of or for the three months ended March 31, 2015	Unrealized gains/(losses) on investment securities(a)	Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2015	$4,773	$(147)	$(95)	$(2,342)	$2,189
Net change	89	(10)	77	85	241
Balance at March 31, 2015	$4,862	$(157)	$(18)	$(2,257)	$2,430

As of or for the three months ended March 31, 2014	Unrealized gains/(losses) on investment securities(a)	Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2014	$2,798	$(136)	$(139)	$(1,324)	$1,199
Net change	994	(2)	59	26	1,077
Balance at March 31, 2014	$3,792	$(138)	$(80)	$(1,298)	$2,276

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

The following table presents the pretax and after-tax changes in the components of other comprehensive income/(loss).

	2015			2014
Three months ended March 31, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$225	$(104)	$121	$1,621	$(609)	$1,012
Reclassification adjustment for realized (gains)/losses included in net income(a)	(52)	20	(32)	(30)	12	(18)
Net change	173	(84)	89	1,591	(597)	994
Translation adjustments:
Translation(b)	(1,000)	378	(622)	154	(63)	91
Hedges(b)	993	(381)	612	(154)	61	(93)
Net change	(7)	(3)	(10)	—	(2)	(2)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(49)	18	(31)	72	(30)	42
Reclassification adjustment for realized (gains)/losses included in net income(c)	175	(67)	108	27	(10)	17
Net change	126	(49)	77	99	(40)	59
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	60	(24)	36	69	(26)	43
Reclassification adjustments included in net income(d):
Amortization of net loss	71	(27)	44	18	(8)	10
Prior service costs/(credits)	(9)	3	(6)	(10)	4	(6)
Foreign exchange and other	33	(22)	11	(4)	(17)	(21)
Net change	155	(70)	85	73	(47)	26
Total other comprehensive income/(loss)	$447	$(206)	$241	$1,763	$(686)	$1,077

(a)	The pretax amount is reported in securities gains in the Consolidated statements of income.

(b)
Reclassifications of pretax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. The amounts were not material for the periods presented.

(c)
The pretax amounts are predominantly recorded in net interest income in the Consolidated statements of income. In the first quarter of 2015, the Firm reclassified approximately $150 million of net losses from AOCI to other income because the Firm determined that it is probable that the forecasted interest payment cash flows will not occur. For additional information, see Note 5.

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
Basel III, for large and internationally active U.S. bank holding companies and banks, including the Firm and its insured depository institution (“IDI”) subsidiaries, revised, among other things, the definition of capital and introduced a new common equity Tier 1 capital (“CET1 capital”) requirement; presents two comprehensive methodologies for calculating risk-weighted assets (“RWA”), a general (Standardized) approach, which replaced Basel I RWA effective January 1, 2015, (“Basel III Standardized”) and an advanced approach, which replaced Basel II RWA (“Basel III Advanced”); and sets out minimum capital ratios and overall capital adequacy standards. Certain of the requirements of Basel III are subject to phase-in periods that began on January 1, 2014 and continue through the end of 2018 (“Basel III Transitional”).
There are three categories of risk-based capital under the Basel III Transitional rules: Common equity Tier 1 capital (“CET1 capital”), as well as Tier 1 capital and Tier 2 capital. CET1 capital predominantly includes common stockholders’ equity (including capital for AOCI related to debt and equity securities classified as AFS as well as for defined benefit pension and OPEB plans), less certain deductions for goodwill, MSRs and deferred tax assets that arise from net operating loss (“NOL”) and tax credit carryforwards. Tier 1 capital is predominantly comprised of CET1 capital as well as perpetual preferred stock. Tier 2 capital includes long-term debt qualifying as Tier 2 and qualifying allowance for credit losses. Total capital is Tier 1 capital plus Tier 2 capital.
The capital adequacy of the Firm and its national bank subsidiaries is evaluated against the Basel III approach (Standardized or Advanced) which results in the lower ratio (the “Collins Floor”), as required by the Collins Amendment of the Dodd-Frank Act.

The following tables present the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant national bank subsidiaries under both Basel III Standardized Transitional and Basel III Advanced Transitional.

	JPMorgan Chase & Co.(e)
	Basel III Standardized Transitional		Basel III Advanced Transitional
(in millions, except ratios)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
Regulatory capital
CET1 capital	$167,142	$164,426	$167,142	$164,426
Tier 1 capital(a)	188,791	186,294	188,791	186,294
Total capital	223,256	221,225	213,366	210,684

Assets
Risk-weighted	1,536,688	1,472,602	1,562,570	1,608,240
Adjusted average(b)	2,510,897	2,465,414	2,510,897	2,465,414

Capital ratios(c)
CET1	10.9%	11.2%	10.7%	10.2%
Tier 1(a)	12.3	12.7	12.1	11.6
Total	14.5	15.0	13.7	13.1
Tier 1 leverage(d)	7.5	7.6	7.5	7.6

	JPMorgan Chase Bank, N.A.(e)
	Basel III Standardized Transitional		Basel III Advanced Transitional
(in millions, except ratios)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
Regulatory capital
CET1 capital	$161,912	$156,567	$161,912	$156,567
Tier 1 capital(a)	161,986	156,891	161,986	156,891
Total capital	178,185	173,328	171,232	166,331

Assets
Risk-weighted	1,275,482	1,230,358	1,304,984	1,330,175
Adjusted average(b)	2,033,143	1,968,131	2,033,143	1,968,131

Capital ratios(c)
CET1	12.7%	12.7%	12.4%	11.8%
Tier 1(a)	12.7	12.8	12.4	11.8
Total	14.0	14.1	13.1	12.5
Tier 1 leverage(d)	8.0	8.0	8.0	8.0

	Chase Bank USA, N.A.(e)
	Basel III Standardized Transitional		Basel III Advanced Transitional
(in millions, except ratios)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
Regulatory capital
CET1 capital	$14,832	$14,556	$14,832	$14,556
Tier 1 capital(a)	14,832	14,556	14,832	14,556
Total capital	20,750	20,517	19,482	19,206

Assets
Risk-weighted	99,974	103,468	156,300	157,565
Adjusted average(b)	125,782	128,111	125,782	128,111

Capital ratios(c)
CET1	14.8%	14.1%	9.5%	9.2%
Tier 1(a)	14.8	14.1	9.5	9.2
Total	20.8	19.8	12.5	12.2
Tier 1 leverage(d)	11.8	11.4	11.8	11.4

(a)
At March 31, 2015, trust preferred securities included in Basel III Tier 1 capital were $960 million and $150 million for JPMorgan Chase and JPMorgan Chase Bank, N.A., respectively. At March 31, 2015, Chase Bank USA, N.A. had no trust preferred securities.

(b)
Adjusted average assets, for purposes of calculating the Tier 1 leverage ratio, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 Capital predominantly comprising disallowed goodwill and other intangible assets.

(c)
For each risk-based capital ratio, the capital adequacy of the Firm and its national bank subsidiaries are evaluated against the Basel III approach, Standardized or Advanced, resulting in the lower ratio.

(d)	As the Tier 1 leverage ratio is not a risk-based measure of capital, the ratios presented in the table reflect the same calculation.

(e)
Asset and capital amounts for JPMorgan Chase’s national banking subsidiaries reflect intercompany transactions; whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

Note:
Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $125 million and $130 million at March 31, 2015, and December 31, 2014, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $2.7 billion at both March 31, 2015, and December 31, 2014.

Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios of CET1 (beginning January 1, 2015), Tier 1 and total capital to risk-weighted assets, as well as a minimum leverage ratio (which is defined as Tier 1 capital divided by adjusted quarterly average assets). Failure to meet these minimum requirements could cause the Federal Reserve to take action. National bank subsidiaries also are subject to these capital requirements by their respective primary regulators. The following table presents the minimum ratios to which the Firm and its national bank subsidiaries are subject as of March 31, 2015.

	Minimum capital ratios(a)	Well-capitalized ratios(a)
Capital ratios
CET1	4.5%	6.5%
Tier 1	6.0	8.0
Total	8.0	10.0
Tier 1 leverage	4.0	5.0	(b)

(a)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.

(b)
Represents requirements for bank subsidiaries pursuant to regulations issued under the FDIC Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

As of March 31, 2015, and December 31, 2014, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

Note 21 – Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees, and the Firm’s related accounting policies, see Note 29 of JPMorgan Chase’s 2014 Annual Report.

To provide for probable credit losses inherent in consumer (excluding credit card) and wholesale lending commitments, an allowance for credit losses on lending-related commitments is maintained. See Note 14 for further information regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at March 31, 2015, and December 31, 2014. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(j)
	March 31, 2015					Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$2,061	$4,459	$1,472	$3,513	$11,505	$11,807	$—	$—
Home equity – junior lien	3,272	5,642	1,560	3,583	14,057	14,859	—	—
Prime mortgage(a)	11,813	—	—	—	11,813	8,579	—	—
Subprime mortgage	—	—	—	—	—	—	—	—
Auto	8,930	868	196	37	10,031	10,462	2	2
Business banking	10,782	918	94	426	12,220	11,894	12	11
Student and other	70	6	—	449	525	552	—	—
Total consumer, excluding credit card	36,928	11,893	3,322	8,008	60,151	58,153	14	13
Credit card	533,511	—	—	—	533,511	525,963	—	—
Total consumer(b)	570,439	11,893	3,322	8,008	593,662	584,116	14	13
Wholesale:
Other unfunded commitments to extend credit(c)(d)	60,210	85,404	110,408	8,171	264,193	272,676	348	374
Standby letters of credit and other financial guarantees(c)(d)(e)	21,505	29,698	33,401	2,457	87,061	89,874	769	788
Other letters of credit(c)	3,353	809	88	—	4,250	4,331	1	1
Total wholesale(f)(g)	85,068	115,911	143,897	10,628	355,504	366,881	1,118	1,163
Total lending-related	$655,507	$127,804	$147,219	$18,636	$949,166	$950,997	$1,132	$1,176
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(h)	$185,952	$—	$—	$—	$185,952	$171,059	$—	$—
Derivatives qualifying as guarantees	2,221	177	11,922	38,308	52,628	53,589	45	80
Unsettled reverse repurchase and securities borrowing agreements	46,534	—	—	—	46,534	40,993	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	252	275
Loans sold with recourse	NA	NA	NA	NA	5,637	6,063	99	102
Other guarantees and commitments(i)	486	473	3,309	1,312	5,580	5,720	(116)	(121)

(a)	Includes certain commitments to purchase loans from correspondents.

(b)	Predominantly all consumer lending-related commitments are in the U.S.

(c)
At March 31, 2015, and December 31, 2014, reflects the contractual amount net of risk participations totaling $284 million and $243 million, respectively, for other unfunded commitments to extend credit; $12.7 billion and $13.0 billion, respectively, for standby letters of credit and other financial guarantees; and $424 million and $469 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(d)
At March 31, 2015, and December 31, 2014, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other non-profit entities of $14.4 billion and $14.8 billion, respectively, within other unfunded commitments to extend credit; and $12.5 billion and $13.3 billion, respectively, within standby letters of credit and other financial guarantees. Other unfunded commitments to extend credit also include liquidity facilities to nonconsolidated municipal bond VIEs; for further information, see Note 15.

(e)	At March 31, 2015, and December 31, 2014, included unissued standby letters of credit commitments of $44.8 billion and $45.6 billion, respectively.

(f)	At March 31, 2015, and December 31, 2014, the U.S. portion of the contractual amount of total wholesale lending-related commitments was 77% and 73%, respectively.

(g)
Effective January 1, 2015, the Firm no longer includes within its disclosure of wholesale lending-related commitments the unused amount of advised uncommitted lines of credit as it is within the Firm’s discretion whether or not to make a loan under these lines, and the Firm’s approval is generally required prior to funding. Prior period amounts have been revised to conform with the current period presentation.

(h)
At March 31, 2015, and December 31, 2014, collateral held by the Firm in support of securities lending indemnification agreements was $192.6 billion and $177.1 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(i)
At March 31, 2015, and December 31, 2014, included unfunded commitments of $142 million and $147 million, respectively, to third-party private equity funds; and $861 million and $961 million, at March 31, 2015, and December 31, 2014, respectively, to other equity investments. These commitments included $162 million and $150 million, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3. In addition, at March 31, 2015, and December 31, 2014, included letters of credit hedged by derivative transactions and managed on a market risk basis of $4.4 billion and $4.5 billion, respectively.

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
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged finance activities, which were $29.5 billion and $23.4 billion at March 31, 2015, and December 31, 2014, respectively. For further information, see Note 3 and Note 4.
The Firm acts as a settlement and custody bank in the U.S. tri-party repurchase transaction market. In its role as settlement and custody bank, the Firm is exposed to the intra-day credit risk of its cash borrower clients, usually broker-dealers. This exposure arises under secured clearance advance facilities that the Firm extends to its clients (i.e. cash borrowers); these facilities contractually limit the Firm’s intra-day credit risk to the facility amount and must be repaid by the end of the day. As of March 31, 2015 and December 31, 2014, the secured clearance advance facility maximum outstanding commitment amount was $11.9 billion and $12.6 billion, respectively.

Guarantees
The Firm considers the following off–balance sheet lending-related arrangements to be guarantees under U.S. GAAP: standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 29 of JPMorgan Chase’s 2014 Annual Report. The recorded amounts of the liabilities related to guarantees and indemnifications at March 31, 2015, and December 31, 2014, excluding the allowance for credit losses on lending-related commitments, are discussed below.
Standby letters of credit and other financial guarantees
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $770 million and $789 million at March 31, 2015, and December 31, 2014, respectively, which were classified in accounts payable and other liabilities on the Consolidated balance sheets; these carrying values included $231 million and $235 million, respectively, for the allowance for lending-related commitments, and $539 million and $554 million, respectively, for the guarantee liability and corresponding asset.

The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of March 31, 2015, and December 31, 2014.
Standby letters of credit, other financial guarantees and other letters of credit

	March 31, 2015		December 31, 2014
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$64,311	$3,381	$66,856	$3,476
Noninvestment-grade(a)	22,750	869	23,018	855
Total contractual amount	$87,061	$4,250	$89,874	$4,331
Allowance for lending-related commitments	$230	$1	$234	$1
Commitments with collateral	38,290	1,274	39,726	1,509

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.
Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, see Note 29 of JPMorgan Chase’s 2014 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $52.6 billion and $53.6 billion at March 31, 2015, and December 31, 2014, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value contracts is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $27.6 billion and $27.5 billion at March 31, 2015, and December 31, 2014, respectively, and the maximum exposure to loss was $2.9 billion at both March 31, 2015, and December 31, 2014. The fair values of the contracts reflect the probability of whether the Firm will be required to perform under the contract. The fair value related to derivatives that the Firm deems to be guarantees were derivative payables of $67 million and $102 million and derivative receivables of $22 million at both March 31, 2015, and December 31, 2014. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5.
Loan sales- and securitization-related indemnifications
Mortgage repurchase liability
In connection with the Firm’s mortgage loan sale and securitization activities with the GSEs, as described in Note 15 of this Form 10-Q, and Note 16 of JPMorgan Chase’s 2014 Annual Report, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm has been, and may be, required to repurchase loans and/or indemnify the GSEs (e.g., with “make-whole” payments to reimburse the GSEs for their realized losses on liquidated loans). To the extent that repurchase demands that are received relate to loans that the Firm purchased from third parties that remain viable, the Firm typically will have the right to seek a recovery of related repurchase losses from the third party. Generally, the maximum amount of future payments the Firm would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers (including securitization-related SPEs) plus, in certain circumstances, accrued interest on such loans and certain expense.
For additional information, see Note 29 of JPMorgan Chase’s 2014 Annual Report.
The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.

Summary of changes in mortgage repurchase liability
	Three months ended March 31,
(in millions)	2015	2014
Repurchase liability at beginning of period	$275	$681
Net realized gains/(losses)(a)	10	11
(Benefit)/provision for repurchase(b)	(33)	(128)
Repurchase liability at end of period	$252	$564

(a)
Presented net of third-party recoveries and include principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. Make-whole settlements were $2 million for each of the three months ended March 31, 2015 and 2014.

(b)	Included a provision related to new loan sales of $1 million for each of the three months ended March 31, 2015 and 2014.
Private label securitizations
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves.
For additional information regarding litigation, see Note 23 of this Form 10-Q and Note 31 of JPMorgan Chase’s 2014 Annual Report.

Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At March 31, 2015, and December 31, 2014, the unpaid principal balance of loans sold with recourse totaled $5.6 billion and $6.1 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, was $99 million and $102 million at March 31, 2015, and December 31, 2014, respectively.

Note 22 – Pledged assets and collateral
For a discussion of the Firm’s pledged assets and collateral, see Note 30 of JPMorgan Chase’s 2014 Annual Report.
Pledged assets
The Firm may pledge financial assets that it owns to maintain potential borrowing capacity with central banks and for other purposes, including to secure borrowings and public deposits, and to collateralize repurchase and other securities financing agreements. Certain of these pledged assets may be sold or repledged by the secured parties and are identified as financial assets owned (pledged to various parties) on the Consolidated balance sheets. At March 31, 2015, and December 31, 2014, the Firm had pledged assets of $342.8 billion and $324.5 billion, respectively, at Federal Reserve Banks and Federal Home Loan Banks (“FHLBs”). In addition, as of March 31, 2015, and December 31, 2014, the Firm had pledged $51.6 billion and $60.1 billion, respectively, of financial assets that may not be sold or repledged by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 15 for additional information on assets and liabilities of consolidated VIEs. For additional information on the Firm’s securities financing activities, see Note 12. For additional information on the Firm’s long-term debt, see Note 21 of JPMorgan Chase’s 2014 Annual Report.
Collateral
At March 31, 2015 and December 31, 2014, the Firm had accepted financial assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of approximately $779.3 billion and $761.7 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, approximately $609.3 billion and $596.8 billion, respectively, were sold or repledged, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales and to collateralize deposits and derivative agreements.

Note 23 – Litigation
Contingencies
As of March 31, 2015, the Firm and its subsidiaries are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $5.5 billion at March 31, 2015. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain cases, the Firm does not believe that such an estimate can be made. Moreover, the Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given the number, variety and varying stages of the proceedings (including the fact that many are in preliminary stages), the existence in many such proceedings of multiple defendants (including the Firm) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings, particularly proceedings that could result from government investigations. Accordingly, the Firm’s estimate will change from time to time, and actual losses may vary.
Set forth below are descriptions of the Firm’s material legal proceedings.
Auto Dealer Regulatory Matter. The Firm is engaged in discussions with the U.S. Department of Justice (“DOJ”) about potential statistical disparities in markups charged to different races and ethnicities by automobile dealers on loans originated by those dealers and purchased by the Firm.
CIO Litigation. The Firm has been sued in a consolidated shareholder putative class action, a consolidated putative class action brought under the Employee Retirement Income Security Act (“ERISA”) and seven shareholder derivative actions brought in Delaware state court and in New York federal and state courts relating to 2012 losses in the synthetic credit portfolio managed by the Firm’s Chief Investment Office (“CIO”). Four of the shareholder derivative actions have been dismissed, and plaintiffs in three of those actions have appealed those dismissals.

Motions to dismiss have also been filed in two other shareholder derivative actions.
Credit Default Swaps Investigations and Litigation. In July 2013, the European Commission (the “EC”) filed a Statement of Objections against the Firm (including various subsidiaries) and other industry members in connection with its ongoing investigation into the credit default swaps (“CDS”) marketplace. The EC asserts that between 2006 and 2009, a number of investment banks acted collectively through the International Swaps and Derivatives Association (“ISDA”) and Markit Group Limited (“Markit”) to foreclose exchanges from the potential market for exchange-traded credit derivatives. The Firm submitted a response to the Statement of Objections in January 2014, and the EC held a hearing in May 2014. DOJ also has an ongoing investigation into the CDS marketplace, which was initiated in July 2009.
Separately, the Firm and other industry members are defendants in a consolidated putative class action filed in the United States District Court for the Southern District of New York on behalf of purchasers and sellers of CDS. The complaint refers to the ongoing investigations by the EC and DOJ into the CDS market, and alleges that the defendant investment banks and dealers, including the Firm, as well as Markit and/or ISDA, collectively prevented new entrants into the market for exchange-traded CDS products. Defendants moved to dismiss this action, and in September 2014, the Court granted defendants’ motion in part, dismissing claims for damages based on transactions effected before the Autumn of 2008, as well as certain other claims.
Custody Assets Investigation. The U.K. Financial Conduct Authority ("FCA") is conducting an investigation concerning compliance by JPMorgan Chase Bank, N.A., London branch and J.P. Morgan Europe Limited with the FCA’s rules regarding the provision of custody services relating to the administration of client assets. JPMorgan Chase Bank, N.A., London branch and J.P. Morgan Europe Limited are responding to and cooperating with the investigation.
Foreign Exchange Investigations and Litigation. The Firm previously reported settlements with certain government authorities relating to its foreign exchange (“FX”) sales and trading activities and controls related to those activities. FX-related investigations by other government authorities remain ongoing, including a criminal investigation by DOJ and a civil investigation by the Board of Governors of the Federal Reserve System (“Federal Reserve”), among others. The Firm's discussions with DOJ regarding resolution of potential charges are in advanced stages. The Firm's discussions with the Federal Reserve regarding resolution of its investigation are also in advanced stages.
Since November 2013, a number of class actions have been filed in the United States District Court for the Southern District of New York against a number of foreign exchange dealers, including the Firm, for alleged violations of federal and state antitrust laws and unjust enrichment based on an alleged conspiracy to manipulate foreign exchange rates reported on the WM/Reuters service. In March 2014, plaintiffs filed a consolidated amended U.S. class action complaint; two other class actions were brought by non-U.S.-based plaintiffs. The Court denied defendants’ motion to dismiss the U.S. class action and granted the motion to dismiss the two non-U.S. class actions. In January 2015, the Firm settled the U.S. class action, and this settlement is subject to court approval. In early 2015, two additional class actions were filed seeking damages for persons who transacted FX futures and options on futures.
General Motors Litigation. JPMorgan Chase Bank, N.A. participated in, and was the Administrative Agent on behalf of a syndicate of lenders on, a $1.5 billion syndicated Term Loan facility (“Term Loan”) for General Motors Corporation (“GM”). In July 2009, in connection with the GM bankruptcy proceedings, the Official Committee of Unsecured Creditors of Motors Liquidation Company (“Creditors Committee”) filed a lawsuit against JPMorgan Chase Bank, N.A., in its individual capacity and as Administrative Agent for other lenders on the Term Loan, seeking to hold the underlying lien invalid based on the filing of a UCC-3 termination statement relating to the Term Loan. In March 2013, the Bankruptcy Court granted JPMorgan Chase Bank, N.A.’s motion for summary judgment and dismissed the Creditors Committee’s complaint on the grounds that JPMorgan Chase Bank, N.A. did not authorize the filing of the UCC-3 termination statement at issue. The Creditors Committee appealed the Bankruptcy Court’s dismissal of its claim to the United States Court of Appeals for the Second Circuit. In January 2015, the Court of Appeals reversed the Bankruptcy Court’s dismissal of the Creditors Committee’s claim and remanded the case to the Bankruptcy Court with instructions to enter partial summary judgment for the Creditors Committee as to the termination statement. JPMorgan Chase Bank, N.A. then filed a petition requesting that the full Court of Appeals rehear the case en banc. In April 2015, the Court of Appeals issued an order denying the petition for rehearing en banc. Continued proceedings in the Bankruptcy Court are anticipated with respect to, among other things, additional defenses asserted by JPMorgan Chase Bank, N.A. and the value of additional collateral on the Term Loan, which was not the subject of the termination statement.
Interchange Litigation. A group of merchants and retail associations filed a series of class action complaints alleging that Visa and MasterCard, as well as certain banks, conspired to set the price of credit and debit card interchange fees, enacted respective rules in violation of antitrust laws, and engaged in tying/bundling and exclusive dealing. The parties have entered into an agreement to settle the cases for a cash payment of $6.1 billion to the class plaintiffs (of which the Firm’s share is approximately 20%) and an amount equal to ten basis points of credit card interchange for a period of eight months to be measured from a date within 60 days of the end of the opt-out period. The agreement also provides for modifications to each credit card network’s rules, including those that prohibit surcharging credit card transactions. In December 2013, the Court issued a decision granting final approval of the settlement. A number of merchants have appealed.

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
In the Bankruptcy Court proceedings, LBHI and several of its subsidiaries that had been Chapter 11 debtors have filed a separate complaint and objection to derivatives claims asserted by the Firm alleging that the amount of the derivatives claims had been overstated and challenging certain set-offs taken by JPMorgan Chase entities to recover on the claims. The Firm responded to this separate complaint and objection in February 2013. LBHI and the Committee have also filed an objection to the claims asserted by JPMorgan Chase Bank, N.A. against LBHI with respect to clearing advances made to LBI, principally on the grounds that the Firm had not conducted the sale of the securities collateral held for its claims in a commercially reasonable manner. Discovery regarding both objections is ongoing. In January 2015, LBHI filed additional objections relating to a variety of claims that the Firm had filed in the Bankruptcy Court proceedings. The bankruptcy claims and other claims of the Firm against Lehman entities have been paid in full, subject to potential adjustment depending on the outcome of the objections filed by LBHI and the Committee.
LIBOR and Other Benchmark Rate Investigations and Litigation. JPMorgan Chase has received subpoenas and requests for documents and, in some cases, interviews, from federal and state agencies and entities, including DOJ, the U.S. Commodity Futures Trading Commission (“CFTC”), the U.S. Securities and Exchange Commission (“SEC”) and various state attorneys general, as well as the EC, the FCA, the Canadian Competition Bureau, the Swiss Competition Commission and other regulatory authorities and banking associations around the world relating primarily to the process by which interest rates were submitted to the British Bankers Association (“BBA”) in connection with the setting of the BBA’s London Interbank Offered Rate (“LIBOR”) for various currencies, principally in 2007 and 2008. Some of the inquiries also relate to similar processes by which information on rates is submitted to the European Banking Federation (“EBF”) in connection with the setting of the EBF’s Euro Interbank Offered Rates (“EURIBOR”) and to the Japanese Bankers’ Association for the setting of Tokyo Interbank Offered Rates (“TIBOR”) as well as to other processes for the setting of other reference rates in various parts of the world during similar time periods. The Firm is responding to and continuing to cooperate with these inquiries. In December 2013, JPMorgan Chase reached a settlement with the EC regarding its Japanese Yen LIBOR investigation and agreed to pay a fine of €80 million. In January 2014, the Canadian Competition Bureau announced that it has discontinued its investigation related to Yen LIBOR. In May 2014, the EC issued a Statement of Objections outlining its case against the Firm (and others) as to EURIBOR, to which the Firm has filed a response. In October 2014, JPMorgan Chase reached a settlement with the EC regarding the EC’s Swiss franc LIBOR investigation and agreed to pay a fine of €72 million. In January 2015, the FCA informed JPMorgan Chase that it has discontinued its investigation of the Firm concerning LIBOR and EURIBOR.
In addition, the Firm has been named as a defendant along with other banks in a series of individual and class actions filed in various United States District Courts, in which plaintiffs make varying allegations that in various periods, starting in 2000 or later, defendants either individually or collectively manipulated the U.S. dollar LIBOR, Yen LIBOR, Swiss franc LIBOR, Euroyen TIBOR and/or EURIBOR rates by submitting rates that were artificially low or high. Plaintiffs allege that they transacted in loans, derivatives or other financial instruments whose values are affected by changes in U.S. dollar LIBOR, Yen LIBOR, Swiss franc LIBOR, Euroyen TIBOR or EURIBOR and assert a variety of claims including antitrust claims seeking treble damages.
The U.S. dollar LIBOR-related putative class actions and most U.S. dollar LIBOR-related individual actions were consolidated for pre-trial purposes in the United States District Court for the Southern District of New York (“Multi-District Litigation”). In March 2013, the Court granted in part and denied in part the defendants’ motions to dismiss the claims in the three lead putative class actions, dismissing with prejudice the antitrust claims, and permitting certain claims under the Commodity Exchange Act and common law. In September 2013, class plaintiffs in two of the three lead putative class actions filed amended complaints, which defendants moved to dismiss. In June 2014, the Court granted in part and denied in part defendants’ motions to dismiss, further limiting the subset of Commodity Exchange Act and common law claims that may proceed. Plaintiffs in the third putative class action appealed the dismissal of the antitrust claims, and the United States Court of Appeals for the Second Circuit dismissed the appeal for lack of jurisdiction. In January 2015, the United States Supreme Court reversed the decision of the Court of Appeals, holding that plaintiffs have the jurisdictional right to appeal, and remanded the case to the Court of Appeals for further proceedings. Motions to dismiss are pending in the remaining individual actions and three additional putative class actions. A new putative class action, which overlaps with one of the lead actions, was filed in February 2015 in the United States District Court for the Southern District of New York.
The Firm is one of the defendants in a putative class action alleging manipulation of Euroyen TIBOR and Yen LIBOR which was filed in the United States District Court for the Southern District of New York on behalf of plaintiffs who purchased or sold exchange-traded Euroyen futures and options contracts. In March 2014, the Court granted in part and denied in part the defendants’ motions to dismiss, including dismissal of plaintiff’s antitrust and unjust enrichment claims.
The Firm is one of the defendants in a putative class action filed in the United States District Court for the Southern District of New York relating to the interest rate benchmark EURIBOR. The case is currently stayed.
The Firm is also a defendant in a putative class action filed in the United States District Court for the Southern District of New York relating to the interest rate benchmark Swiss franc LIBOR.
The Firm is also one of the defendants in a number of putative class actions alleging that defendant banks and ICAP conspired to manipulate the U.S. dollar ISDAFIX rates. Plaintiffs primarily assert claims under the federal antitrust laws and Commodities Exchange Act. In February 2015, plaintiffs filed a consolidated amended class action complaint, which defendants have moved to dismiss.
Madoff Litigation. Various subsidiaries of the Firm, including J.P. Morgan Securities plc, have been named as defendants in lawsuits filed in Bankruptcy Court in New York arising out of the liquidation proceedings of Fairfield Sentry Limited and Fairfield Sigma Limited, so-called Madoff feeder funds. These actions seek to recover payments made by the funds to defendants totaling approximately $155 million. All but two of these actions have been dismissed.
In addition, a putative class action was brought by investors in certain feeder funds against JPMorgan Chase in the United States District Court for the Southern District of New

York, as was a motion by separate potential class plaintiffs to add claims against the Firm and certain subsidiaries to an already pending putative class action in the same court. The allegations in these complaints largely track those previously raised by the court-appointed trustee for Bernard L. Madoff Investment Securities LLC. The District Court dismissed these complaints and the United States Court of Appeals for the Second Circuit affirmed the District Court’s decision. The United States Supreme Court denied plaintiffs’ petition for a writ of certiorari in March 2015.
The Firm is a defendant in five other Madoff-related individual investor actions pending in New York state court. The allegations in all of these actions are essentially identical, and involve claims against the Firm for, among other things, aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. In August 2014, the Court dismissed all claims against the Firm. Plaintiffs have filed a notice of appeal.
A putative class action has been filed in the United States District Court for the District of New Jersey by investors who were net winners (i.e., Madoff customers who had taken more money out of their accounts than had been invested) in Madoff’s Ponzi scheme and were not included in the previous class action settlement. These plaintiffs allege violations of the federal securities law, federal and state racketeering statutes and multiple common law and statutory claims including breach of trust, aiding and abetting embezzlement, unjust enrichment, conversion and commercial bad faith. A similar action has been filed in the United States District Court for the Middle District of Florida, although it is not styled as a class action, and includes a claim pursuant to a Florida statute. The Firm has moved to transfer these cases to the United States District Court for the Southern District of New York. The Florida court denied the motion in January 2015. In March 2015, the New Jersey court granted the motion, and plaintiffs’ appeal of that decision is pending.
Three shareholder derivative actions have also been filed in New York federal and state court against the Firm, as nominal defendant, and certain of its current and former Board members, alleging breach of fiduciary duty in connection with the Firm’s relationship with Bernard Madoff and the alleged failure to maintain effective internal controls to detect fraudulent transactions. The actions seek declaratory relief and damages. In July 2014, the federal court granted defendants’ motions to dismiss two of the actions. One plaintiff chose not to appeal and the other filed a motion for reconsideration which was denied in November 2014. The latter plaintiff has filed an appeal. In the remaining state court action, a hearing on defendants’ motion to dismiss was held in October 2014, and the court reserved decision.
MF Global. J.P. Morgan Securities LLC has been named as one of several defendants in a number of putative class actions filed by purchasers of MF Global’s publicly traded securities asserting violations of federal securities laws and alleging that the offering documents contained materially false and misleading statements and omissions regarding MF Global. These actions have been settled, subject to final approval by the court. The Firm also has responded to inquiries from the CFTC relating to the Firm’s banking and other business relationships with MF Global, including as a depository for MF Global’s customer segregated accounts.
Mortgage-Backed Securities and Repurchase Litigation and Related Regulatory Investigations. JPMorgan Chase and affiliates (together, “JPMC”), Bear Stearns and affiliates (together, “Bear Stearns”) and certain Washington Mutual affiliates (together, “Washington Mutual”) have been named as defendants in a number of cases in their various roles in offerings of mortgage-backed securities (“MBS”). These cases include class action suits on behalf of MBS purchasers, actions by individual MBS purchasers and actions by monoline insurance companies that guaranteed payments of principal and interest for particular tranches of MBS offerings. Following the settlements referred to under “Repurchase Litigation” and “Government Enforcement Investigations and Litigation” below, there are currently pending and tolled investor and monoline insurer claims involving MBS with an original principal balance of approximately $26.8 billion, of which $24.3 billion involves JPMC, Bear Stearns or Washington Mutual as issuer and $2.5 billion involves JPMC, Bear Stearns or Washington Mutual solely as underwriter. The Firm and certain of its current and former officers and Board members have also been sued in shareholder derivative actions relating to the Firm’s MBS activities, and trustees have asserted or have threatened to assert claims that loans in securitization trusts should be repurchased.
Issuer Litigation – Class Actions. In February 2015, the United States District Court for the Southern District of New York approved a settlement of a class action against JPMC and Bear Stearns as MBS underwriters. Two class actions remain pending against JPMC and Bear Stearns as MBS issuers. In the action concerning JPMC, plaintiffs’ motion for class certification has been granted with respect to liability but denied without prejudice as to damages. In the action concerning Bear Stearns, the court has preliminarily approved a settlement and a final court approval hearing is scheduled for May 2015. The Firm is also defending a putative class action brought against Bear Stearns in the United States District Court for the District of Massachusetts. The parties have agreed to a settlement in principle to resolve that action.
Issuer Litigation – Individual Purchaser Actions. In addition to class actions, the Firm is defending individual actions brought against JPMC, Bear Stearns and Washington Mutual as MBS issuers (and, in some cases, also as underwriters of their own MBS offerings). These actions are pending in federal and state courts across the U.S. and are in various stages of litigation.
Monoline Insurer Litigation. The Firm is defending two pending actions relating to the same monoline insurer’s guarantees of principal and interest on certain classes of 11 different Bear Stearns MBS offerings. These actions are pending in state court in New York and are in various stages of litigation.

Underwriter Actions. In actions against the Firm involving offerings where the Firm was solely an underwriter of other issuers’ MBS offerings, the Firm has contractual rights to indemnification from the issuers. However, those indemnity rights may prove effectively unenforceable in various situations, such as where the issuers are now defunct. There are currently actions of this type pending against the Firm in federal and state courts in various stages of litigation.
Repurchase Litigation. The Firm is defending a number of actions brought by trustees, securities administrators or master servicers of various MBS trusts and others on behalf of purchasers of securities issued by those trusts. These cases generally allege breaches of various representations and warranties regarding securitized loans and seek repurchase of those loans or equivalent monetary relief, as well as indemnification of attorneys’ fees and costs and other remedies. Deutsche Bank National Trust Company, acting as trustee for various MBS trusts, has filed such a suit against JPMorgan Chase Bank, N.A. and the Federal Deposit Insurance Corporation (the “FDIC”) in connection with a significant number of MBS issued by Washington Mutual; that case is described in the Washington Mutual Litigations section below. Other repurchase actions, each specific to one or more MBS transactions issued by JPMC and/or Bear Stearns, are in various stages of litigation.
In addition, the Firm and a group of 21 institutional MBS investors made a binding offer to the trustees of MBS issued by JPMC and Bear Stearns providing for the payment of $4.5 billion and the implementation of certain servicing changes by JPMC, to resolve all repurchase and servicing claims that have been asserted or could have been asserted with respect to the 330 MBS trusts issued between 2005 and 2008. The offer does not resolve claims relating to Washington Mutual MBS. The seven trustees (or separate and successor trustees) for this group of 330 trusts have accepted the settlement for 319 trusts in whole or in part and excluded from the settlement 16 trusts in whole or in part. The trustees’ acceptance is subject to a judicial approval proceeding initiated by the trustees and pending in New York state court. Certain investors in some of the trusts for which the settlement has been accepted have intervened in the judicial approval proceeding, challenging the trustees’ acceptance of the settlement.
Additional actions have been filed against third-party trustees that relate to loan repurchase and servicing claims involving trusts that the Firm sponsored.
Derivative Actions. Shareholder derivative actions relating to the Firm’s MBS activities have been filed against the Firm, as nominal defendant, and certain of its current and former officers and members of its Board of Directors, in New York state court and California federal court. Two of the New York actions have been dismissed and one is on appeal. A consolidated action in California federal court has been dismissed without prejudice for lack of personal jurisdiction and plaintiffs are pursuing discovery.
Government Enforcement Investigations and Litigation. The Firm is responding to an ongoing investigation being conducted by the Criminal Division of the United States Attorney’s Office for the Eastern District of California relating to MBS offerings securitized and sold by the Firm and its subsidiaries. The Firm has also received subpoenas and informal requests for information from state authorities concerning the issuance and underwriting of MBS-related matters. The Firm continues to respond to these MBS-related regulatory inquiries.
In addition, the Firm continues to cooperate with investigations by DOJ, including the U.S. Attorney’s Office for the District of Connecticut, the SEC Division of Enforcement and the Office of the Special Inspector General for the Troubled Asset Relief Program, all of which relate to, among other matters, communications with counterparties in connection with certain secondary market trading in residential and commercial MBS.
The Firm has entered into agreements with a number of entities that purchased MBS that toll applicable limitations periods with respect to their claims, and has settled, and in the future may settle, tolled claims. There is no assurance that the Firm will not be named as a defendant in additional MBS-related litigation.
Mortgage-Related Investigations and Litigation. The Attorney General of Massachusetts filed an action against the Firm, other servicers and a mortgage recording company, asserting claims for various alleged wrongdoings relating to mortgage assignments and use of the industry’s electronic mortgage registry. In January 2015, the Firm entered into a settlement resolving this action.
The Firm entered into a settlement resolving a putative class action lawsuit relating to its filing of affidavits or other documents in connection with mortgage foreclosure proceedings, and the court granted final approval of the settlement in January 2015.
One shareholder derivative action has been filed in New York Supreme Court against the Firm’s Board of Directors alleging that the Board failed to exercise adequate oversight as to wrongful conduct by the Firm regarding mortgage servicing. In December 2014, the court granted defendants’ motion to dismiss the complaint, and plaintiff has filed a notice of appeal.
The Civil Division of the United States Attorney’s Office for the Southern District of New York is conducting an investigation concerning the Firm’s compliance with the Fair Housing Act (“FHA”) and Equal Credit Opportunity Act (“ECOA”) in connection with its mortgage lending practices. In addition, three municipalities and a school district have commenced litigation against the Firm alleging violations of an unfair competition law and of the FHA and ECOA and seeking statutory damages for the unfair competition claim, and, for the FHA and ECOA claims, damages in the form of lost tax revenue and increased municipal costs associated with foreclosed properties. The court denied a motion to dismiss in one of the municipal actions, the school district action was dismissed with prejudice, another municipal action was recently served, and motions to dismiss are pending in the remaining actions.

The Firm has received inquiries from federal government authorities seeking information regarding documents filed by the Firm in bankruptcy proceedings, including proofs of claim, mortgage payment change notices, affidavits, declarations and other sworn statements. The Firm is responding to these inquiries. In March 2015, JPMorgan Chase Bank, N.A entered into a settlement agreement with the Executive Office for United States Bankruptcy Trustees and the United States Trustee Program to resolve issues relating to mortgage payment change notices and escrow statements in bankruptcy proceedings.
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
Parmalat. In 2003, following the bankruptcy of the Parmalat group of companies (“Parmalat”), criminal prosecutors in Italy investigated the activities of Parmalat, its directors and the financial institutions that had dealings with them following the collapse of the company. In March 2012, the criminal prosecutor served a notice indicating an intention to pursue criminal proceedings against four former employees of the Firm (but not against the Firm) on charges of conspiracy to cause Parmalat’s insolvency by underwriting bonds and continuing derivatives trading when Parmalat’s balance sheet was false. A preliminary hearing, in which the judge will determine whether to recommend that the matter go to a full trial, is ongoing, and the next court hearing is scheduled for July 2015.
In addition, the administrator of Parmalat commenced five civil actions against JPMorgan Chase entities including: two claw-back actions; a claim relating to bonds issued by Parmalat in which it is alleged that JPMorgan Chase kept Parmalat “artificially” afloat and delayed the declaration of insolvency; and similar allegations in two claims relating to derivatives transactions.

Petters Bankruptcy and Related Matters. JPMorgan Chase and certain of its affiliates, including One Equity Partners (“OEP”), have been named as defendants in several actions filed in connection with the receivership and bankruptcy proceedings pertaining to Thomas J. Petters and certain affiliated entities (collectively, “Petters”) and the Polaroid Corporation. The principal actions against JPMorgan Chase and its affiliates have been brought by a court-appointed receiver for Petters and the trustees in bankruptcy proceedings for three Petters entities. These actions generally seek to avoid certain putative transfers in connection with (i) the 2005 acquisition by Petters of Polaroid, which at the time was majority-owned by OEP; (ii) two credit facilities that JPMorgan Chase and other financial institutions entered into with Polaroid; and (iii) a credit line and investment accounts held by Petters. The actions collectively seek recovery of approximately $450 million. Defendants have moved to dismiss the complaints in the actions filed by the Petters bankruptcy trustees.
Power Matters. The United States Attorney’s Office for the Southern District of New York is investigating matters relating to the bidding activities that were the subject of the July 2013 settlement between J.P. Morgan Ventures Energy Corp. and the Federal Energy Regulatory Commission. The Firm is responding to and cooperating with the investigation.
Proprietary Products Investigations and Litigation. The Firm has received information requests, subpoenas and related inquiries from the SEC, other government authorities and a self-regulatory organization regarding the Firm’s sale and use of proprietary products, such as J.P. Morgan mutual funds, in the Firm's wealth management businesses. The Firm is responding to and cooperating with the relevant authorities. A putative class action was filed in the United States District Court for the Northern District of Illinois on behalf of financial advisory clients from 2007 to present whose funds were invested in proprietary funds and who were charged investment management fees. The Court granted the Firm’s motion to dismiss. Plaintiffs’ appeal of the dismissal is pending.
Referral Hiring Practices Investigations. Various regulators are investigating, among other things, the Firm’s compliance with the Foreign Corrupt Practices Act and other laws with respect to the Firm’s hiring practices related to candidates referred by clients, potential clients and government officials, and its engagement of consultants in the Asia Pacific region. The Firm is responding to and cooperating with these investigations.
Sworn Documents, Debt Sales and Collection Litigation Practices. The Firm has been responding to formal and informal inquiries from various state and federal regulators regarding practices involving credit card collections litigation (including with respect to sworn documents), the sale of consumer credit card debt and securities backed by credit card receivables. These include inquiries from the Consumer Financial Protection Bureau and multiple state Attorneys General. The California and Mississippi Attorneys General have filed separate civil actions against JPMorgan

Chase & Co., Chase Bank USA, N.A. and Chase BankCard Services, Inc. alleging violations of law relating to debt collection practices.
Washington Mutual Litigations. Proceedings related to Washington Mutual’s failure are pending before the United States District Court for the District of Columbia and include a lawsuit brought by Deutsche Bank National Trust Company, initially against the FDIC and amended to include JPMorgan Chase Bank, N.A. as a defendant, asserting an estimated $6 billion to $10 billion in damages based upon alleged breaches of certain representations and warranties given by certain Washington Mutual affiliates in connection with mortgage securitization agreements. The case includes assertions that JPMorgan Chase Bank, N.A. may have assumed liabilities for the alleged breaches of representations and warranties in the mortgage securitization agreements. The Firm and the FDIC have filed opposing motions, each seeking a ruling that the liabilities at issue are borne by the other.
Certain holders of Washington Mutual Bank debt filed an action against JPMorgan Chase which alleged that by acquiring substantially all of the assets of Washington Mutual Bank from the FDIC, JPMorgan Chase Bank, N.A. caused Washington Mutual Bank to default on its bond obligations. JPMorgan Chase and the FDIC moved to dismiss this action and the District Court dismissed the case except as to the plaintiffs’ claim that JPMorgan Chase tortiously interfered with the plaintiffs’ bond contracts with Washington Mutual Bank prior to its closure. Discovery in this action has been stayed pending a decision on JPMorgan Chase’s motion to dismiss the plaintiffs’ remaining claim.
JPMorgan Chase has also filed complaints in the United States District Court for the District of Columbia against the FDIC, both in its capacity as receiver for Washington Mutual Bank and in its corporate capacity asserting multiple claims for indemnification under the terms of the Purchase & Assumption Agreement between JPMorgan Chase and the FDIC relating to JPMorgan Chase’s purchase of most of the assets and certain liabilities of Washington Mutual Bank.
Wendel. Since 2012, the French criminal authorities have been investigating a series of transactions entered into by senior managers of Wendel Investissement (“Wendel”) during the period from 2004 through 2007 to restructure their shareholdings in Wendel. JPMorgan Chase Bank, N.A., Paris branch provided financing for the transactions to a number of managers of Wendel in 2007. In April 2015, JPMorgan Chase Bank, N.A. was notified that the authorities were formally investigating its role in the transactions. JPMorgan Chase is responding to and cooperating with the investigation. In addition, civil proceedings have been commenced against JPMorgan Chase Bank, N.A. by a number of the managers. The claims are separate, involve different allegations and are at various stages of proceedings.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel. During the three months ended March 31, 2015, the Firm incurred $687 million of legal expense. Firmwide legal expense was not material for the three months ended March 31, 2014. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 24 – Business segments
The Firm is managed on a line of business basis. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on page 15, and pages 79–80, and Note 33 of JPMorgan Chase’s 2014 Annual Report.

Segment results
The accompanying tables provide a summary of the Firm’s segment results for the three months ended March 31, 2015 and 2014, on a managed basis. Total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a fully taxable-equivalent (“FTE”) basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit).
On at least an annual basis, the Firm assesses the level of capital required for each line of business as well as the assumptions and methodologies used to allocate capital to its lines of business and updates equity allocations to its lines of business as refinements are implemented.

Segment results and reconciliation(a)
As of or for the three months ended March 31, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset Management
	2015	2014	2015	2014	2015	2014	2015	2014
Noninterest revenue	$3,736	$3,434	$7,074	$6,226	$636	$558	$2,384	$2,218
Net interest income	6,968	7,100	2,508	2,616	1,106	1,120	621	582
Total net revenue	10,704	10,534	9,582	8,842	1,742	1,678	3,005	2,800
Provision for credit losses	930	816	(31)	49	61	5	4	(9)
Noninterest expense	6,190	6,437	5,657	5,604	709	686	2,175	2,075
Income/(loss) before income tax expense/(benefit)	3,584	3,281	3,956	3,189	972	987	826	734
Income tax expense/(benefit)	1,365	1,300	1,419	1,064	374	393	324	280
Net income	$2,219	$1,981	$2,537	$2,125	$598	$594	$502	$454
Average common equity	$51,000	$51,000	$62,000	$61,000	$14,000	$14,000	$9,000	$9,000
Total assets	455,624	441,502	854,275	879,656	197,931	191,389	126,233	124,478
Return on common equity	17%	15%	16%	13%	17%	17%	22%	20%
Overhead ratio	58	61	59	63	41	41	72	74

As of or for the three months ended March 31, (in millions, except ratios)	Corporate		Reconciling Items(b)		Total
	2015	2014	2015	2014	2015	2014
Noninterest revenue	$40	$524	$(481)	$(412)	$13,389	$12,548
Net interest income	(253)	(525)	(273)	(226)	10,677	10,667
Total net revenue	(213)	(1)	(754)	(638)	24,066	23,215
Provision for credit losses	(5)	(11)	—	—	959	850
Noninterest expense	152	(166)	—	—	14,883	14,636
Income/(loss) before income tax expense/(benefit)	(360)	176	(754)	(638)	8,224	7,729
Income tax expense/(benefit)	(418)	61	(754)	(638)	2,310	2,460
Net income	$58	$115	$—	$—	$5,914	$5,269
Average common equity	$76,352	$66,797	$—	$—	$212,352	$201,797
Total assets	943,085	839,625	NA	NA	2,577,148	2,476,650
Return on common equity	NM	NM	NM	NM	11%	10%
Overhead ratio	NM	NM	NM	NM	62	63

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of JPMorgan Chase & Co.:
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of March 31, 2015, and the related consolidated statements of income, comprehensive income changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2015 and March 31, 2014, included in the Firm’s Quarterly Report on Form 10-Q for the period ended March 31, 2015. These interim financial statements are the responsibility of the Firm’s management.
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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
May 5, 2015

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended March 31, 2015					Three months ended March 31, 2014
	Average balance	Interest(d)		Rate (annualized)		Average balance	Interest(d)		Rate (annualized)
Assets
Deposits with banks	$480,182	$341		0.29%		$319,130	$256		0.33%
Federal funds sold and securities purchased under resale agreements	217,546	396		0.74		245,389	436		0.72
Securities borrowed	111,197	(120)	(e)	(0.44)		118,227	(88)	(e)	(0.30)
Trading assets – debt instruments	210,069	1,755		3.39		202,387	1,791		3.59
Taxable securities	295,049	1,724		2.37		317,954	1,902		2.43
Nontaxable securities(a)	39,918	603		6.13		30,817	479		6.30
Total securities	334,967	2,327		2.82	(f)	348,771	2,381		2.77	(f)
Loans	757,638	7,994		4.28		730,312	8,081		4.49
Other assets(b)	37,202	145		1.59		41,430	162		1.58
Total interest-earning assets	2,148,801	12,838		2.42		2,005,646	13,019		2.63
Allowance for loan losses	(14,057)					(16,168)
Cash and due from banks	24,725					27,743
Trading assets – equity instruments	112,118					112,525
Trading assets – derivative receivables	83,901					64,820
Goodwill	47,491					48,054
Mortgage servicing rights	6,827					9,227
Other intangible assets	1,162					1,548
Other assets	146,042					149,309
Total assets	$2,557,010					$2,402,704
Liabilities
Interest-bearing deposits	$904,325	$364		0.16%		$866,759	$426		0.20%
Federal funds purchased and securities loaned or sold under repurchase agreements	200,236	142		0.29		200,918	162		0.33
Commercial paper	60,013	34		0.23		58,682	33		0.23
Trading liabilities – debt, short-term and other liabilities(c)(g)	223,361	156		0.28		214,810	233		0.44
Beneficial interests issued by consolidated VIEs	50,718	98		0.79		49,058	105		0.87
Long-term debt	279,318	1,094		1.59		269,403	1,167		1.76
Total interest-bearing liabilities	1,717,971	1,888		0.45		1,659,630	2,126		0.52
Noninterest-bearing deposits	432,188					377,520
Trading liabilities – equity instruments(g)	18,210					16,432
Trading liabilities – derivative payables	76,049					53,143
All other liabilities, including the allowance for lending-related commitments	79,415					80,626
Total liabilities	2,323,833					2,187,351
Stockholders’ equity
Preferred stock	20,825					13,556
Common stockholders’ equity	212,352					201,797
Total stockholders’ equity	233,177					215,353
Total liabilities and stockholders’ equity	$2,557,010					$2,402,704
Interest rate spread				1.97%					2.11%
Net interest income and net yield on interest-earning assets		$10,950		2.07			$10,893		2.20

(a)	Represents securities which are tax exempt for U.S. federal income tax purposes.

(b)	Includes margin loans.

(c)	Includes brokerage customer payables.

(d)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(e)
Negative interest income and yield is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; this is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense and reported within trading liabilities - debt, short-term and other liabilities.

(f)
For the three months ended March 31, 2015 and 2014, the annualized rates for securities, based on amortized cost, were 2.89% and 2.82%, respectively; this does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

(g)	Included trading liabilities - debt and equity instruments of $84,185 and $85,337 for the three months ended March 31, 2015 and 2014, respectively.

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
Central counterparty (“CCP”): A CCP is a clearing house that interposes itself between counterparties to contracts traded in one or more financial markets, becoming the buyer to every seller and the seller to every buyer and thereby ensuring the future performance of open contracts. A CCP becomes counterparty to trades with market participants through novation, an open offer system, or another legally binding arrangement.
Commercial Card provides a wide range of payment services to corporate and public sector clients worldwide through the commercial card products. Services include procurement, corporate travel and entertainment, expense management services, and business-to-business payment solutions.
Core loans: Loans considered central to the Firm’s ongoing businesses; core loans exclude runoff portfolios, discontinued portfolios and portfolios the Firm has an intent to exit. All other loans on the balance sheet are classified as part of the non-core loan portfolio.
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
Home equity – senior lien: Represents loans and commitments where JPMorgan Chase holds the first security interest on the property.
Home equity – junior lien: Represents loans and commitments where JPMorgan Chase holds a security interest that is subordinate in rank to other liens.
Impaired loan: Impaired loans are loans measured at amortized cost, for which it is probable that the Firm will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Impaired loans include the following:

•	All wholesale nonaccrual loans

•	All TDRs (both wholesale and consumer), including ones that have returned to accrual status
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
NM: Not meaningful.
Nonaccrual loans: Loans for which interest income is not recognized on an accrual basis. Loans (other than credit card loans and certain consumer loans insured by U.S. government agencies) are placed on nonaccrual status when full payment of principal and interest is not expected or when principal and interest has been in default for a period of 90 days or more unless the loan is both well-secured and in the process of collection. Collateral-dependent loans are typically maintained on nonaccrual status.
Nonperforming assets: Nonperforming assets include nonaccrual loans, nonperforming derivatives and certain assets acquired in loan satisfaction, predominantly real estate owned and other commercial and personal property.

Over-the-counter (“OTC”) derivatives: Derivative contracts that are negotiated, executed and settled bilaterally between two derivative counterparties, where one or both counterparties is a derivatives dealer.
Over-the-counter cleared (“OTC cleared”) derivatives: Derivative contracts that are negotiated and executed bilaterally, but subsequently settled via a central clearing house, such that each derivative counterparty is only exposed to the default of that clearing house.
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
Fee share: Proportion of fee revenues based on estimates of investment banking fees generated across the industry from investment banking transactions in M&A, equity and debt underwriting, and loan syndications. Source: Dealogic, a third party provider of investment banking fee competitive analysis and volume-based league tables for the above noted industry products.
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
RMBS Settlement:  the Firm’s resolution of actual and potential civil claims by a number of federal and state government agencies, including the U.S. Department of Justice and several State Attorneys General, as well as litigation by the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Federal Housing Finance Agency relating to residential mortgage-backed securities activities. For additional information, see Note 2 on page 192 in the Annual Report on Form 10-K for the year ended December 31, 2013.
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

LINE OF BUSINESS METRICS
CONSUMER & COMMUNITY BANKING (“CCB”)
Active online customers – Users of all internet browsers and mobile platforms who have logged in within the past 90 days.
Active mobile customers – Users of all mobile platforms, which include: SMS, mobile smartphone and tablet, who have logged in within the past 90 days.
Households – A household is a collection of individuals or entities aggregated together by name, address, tax identifier and phone. Reported on a one-month lag.
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
Sales specialists – Retail branch office and field personnel, including relationship managers and loan officers, who specialize in marketing and sales of various business banking products (i.e., business loans, letters of credit, deposit accounts, Chase Paymentech, etc.) and mortgage products to existing and new clients.
Deposit margin/deposit spread - Represents net interest income expressed as a percentage of average deposits.
Chase Liquid® cards – Refers to a prepaid, reloadable card product.
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
Card, Commerce Solutions & Auto (“Card”)
Description of selected business metrics within Card, Commerce Solutions & Auto:
Card Services includes the Credit Card and Commerce Solutions businesses.
Commerce Solutions is a business that primarily processes transactions for merchants.
Total transactions – Number of transactions and authorizations processed for merchants.
Sales volume – Dollar amount of cardmember purchases, net of returns.
Open accounts – Cardmember accounts with charging privileges.
Auto origination volume – Dollar amount of auto loans and leases originated.
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
Description of certain business metrics:
Assets under custody (“AUC”) represents activities associated with the safekeeping and servicing of assets on which Securities Services earns fees.
COMMERCIAL BANKING (“CB”)
CB is divided into four primary client segments: Middle Market Banking, Corporate Client Banking, Commercial Term Lending, and Real Estate Banking.
Middle Market Banking covers corporate, municipal and nonprofit clients, with annual revenue generally ranging between $20 million and $500 million.
Corporate Client Banking covers clients with annual revenue generally ranging between $500 million and $2 billion and focuses on clients that have broader investment banking needs.
Commercial Term Lending primarily provides term financing to real estate investors/owners for multifamily properties as well as office, retail and industrial properties.

Real Estate Banking provides full-service banking to investors and developers of institutional-grade real estate investment properties.
Other primarily includes lending and investment activity within the Community Development Banking and Chase Capital businesses.
CB revenue comprises the following:
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
Investment banking includes revenue from a range of products providing CB clients with sophisticated capital-raising alternatives, as well as balance sheet and risk management tools through advisory, equity underwriting, and loan syndications. Revenue from Fixed income and Equity market products (as defined by Fixed Income Markets and Equity Markets revenue in the CIB description of revenue) used by CB clients is also included. Investment banking revenue, gross, represents total revenue related to investment banking products sold to CB clients.
Other product revenue primarily includes tax-equivalent adjustments generated from Community Development Banking activity and certain income derived from principal transactions.
Description of selected business metrics within CB:
Client deposits and other third party liabilities: Deposits, as well as deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements) as part of client cash management programs.
ASSET MANAGEMENT (“AM”)
Assets under management – Represent assets actively managed by AM on behalf of its Private Banking, Institutional and Retail clients. Includes “Committed capital not Called,” on which AM earns fees.
Client assets – Represent assets under management, as well as custody, brokerage, administration and deposit accounts.
Multi-asset – Any fund or account that allocates assets under management to more than one asset class.

Alternative assets – The following types of assets constitute alternative investments – hedge funds, currency, real estate, private equity and other investment funds designed to focus on nontraditional strategies.
AM’s lines of business comprise the following:
Global Investment Management provides comprehensive global investment services - including asset management, pension analytics, asset-liability management and active risk-budgeting strategies.
Global Wealth Management offers investment advice and wealth management, including investment management, capital markets and risk management, tax and estate planning, banking, lending and specialty-wealth advisory services.
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
J.P. Morgan Asset Management has two high-level measures of its overall fund performance:
Percentage of mutual fund assets under management in funds rated 4- or 5-star: Mutual fund rating services rank funds based on their risk-adjusted performance over various periods. A 5-star rating is the best rating and represents the top 10% of industry-wide ranked funds.
A 4-star rating represents the next 22.5% of industry-wide ranked funds. A 3-star rating represents the next 35% of industry-wide ranked funds. A 2-star rating represents the next 22.5% of industry-wide ranked funds. A 1-star rating is the worst rating and represents the bottom 10% of industry-wide ranked funds. The “overall Morningstar rating” is derived from a weighted average of the performance figures associated with a fund’s three-, five- and ten-year (if applicable) Morningstar Rating metrics. For U.S. domiciled funds, separate star ratings are given at the individual share class level. The Nomura “star rating” is based on three-year risk-adjusted performance only. Funds with fewer than three years of history are not rated and hence excluded from this analysis. All ratings, the assigned peer categories and the asset values used to derive this analysis are sourced from these fund rating providers. The data providers re-denominate the asset values into USD. This % of AUM is based on star ratings at the share class level for U.S. domiciled funds, and at a “primary share class” level to represent the star rating of all other funds except for Japan where Nomura provides ratings at the fund level. The “primary share class”, as defined by Morningstar, denotes the share class recommended as being the best proxy for the portfolio and in most cases will be the most retail version (based upon annual management charge, minimum investment, currency and other factors). Past performance is not indicative of future results.
Percentage of mutual fund assets under management in funds ranked in the 1st or 2nd quartile (one, three and five years): All quartile rankings, the assigned peer categories and the asset values used to derive this analysis are sourced from the fund ranking providers. Quartile rankings are done on the net-of-fee absolute return of each fund. The data providers re-denominate the asset values into USD. This % of AUM is based on fund performance and associated peer rankings at the share class level for U.S. domiciled funds, at a “primary share class” level to represent the quartile ranking of Luxembourg, U.K. and Hong Kong funds and at the fund level for all other funds. The “primary share class”, as defined by Morningstar, denotes the share class recommended as being the best proxy for the portfolio and in most cases will be the most retail version (based upon annual management charge, minimum investment, currency and other factors). Where peer group rankings given for a fund are in more than one “primary share class” territory both rankings are included to reflect local market competitiveness (applies to “Offshore Territories” and “HK SFC Authorized” funds only). Past performance is not indicative of future results.

Item 3    Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of Management’s discussion and analysis on pages 49–52 of this Form 10-Q and pages 131–136 of JPMorgan Chase’s 2014 Annual Report.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal controls in the future. For further information, see “Management’s report on internal control over financial reporting” on page 170 of JPMorgan Chase’s 2014 Annual Report. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II Other Information
Item 1    Legal Proceedings
For information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in the Firm’s 2014 Annual Report on Form 10-K, see the discussion of the Firm’s material legal proceedings in Note 23 of this Form 10-Q.
Item 1A    Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors on pages 8–17 of JPMorgan Chase’s 2014 Annual Report on Form 10-K and Forward-Looking Statements on page 73 of this Form 10-Q.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2015, shares of common stock of JPMorgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, as follows: (i) on January 16, 2015, 10,644 shares were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors; and (ii) on January 23, 2015, 10,805 shares were issued to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan.
Repurchases under the common equity repurchase program
Following receipt of the Federal Reserve’s non-objection to the Firm’s 2015 capital plans submitted under CCAR, the Firm’s Board of Directors authorized the Firm to repurchase up to $6.4 billion of common equity (common stock and warrants) between April 1, 2015, and June 30, 2016. This authorization includes shares repurchased to offset issuances under the Firm’s equity-based compensation plans.
The following table sets forth the Firm’s repurchases of common equity for the three months ended March 31, 2015, and 2014. The Firm repurchased common equity in the first quarter of 2015, as permitted by its 2014 CCAR capital plan and prior Board authorization. There were no warrants repurchased during the three months ended March 31, 2015, and 2014.

	Three months ended March 31,
(in millions)	2015	2014
Total shares of common stock repurchased	32.5	6.7
Aggregate common stock repurchases	$1,900	$386
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

Shares repurchased pursuant to the common equity repurchase program during the three months ended March 31, 2015, were as follows.

Three months ended March 31, 2015	Total shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate repurchases of common equity (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
January	13,680,080	$57.58	$788	$3,096
February	10,536,837	57.26	603	2,493
March	8,314,377	61.20	509	1,984
First quarter	32,531,294	$58.40	$1,900	$1,984

(a)	Excludes commissions cost.

Item 3    Defaults Upon Senior Securities
None.
Item 4    Mine Safety Disclosure
Not applicable.
Item 5    Other Information
None.

Item 6    Exhibits

10.1	Long-Term Incentive Plan Terms & Conditions for restricted stock units for Operating Committee members (U.S., E.U. and U.K.), dated as of January 20, 2015(b)
15	Letter re: Unaudited Interim Financial Information(b)
31.1	Certification(b)
31.2	Certification(b)
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(c)
101.INS XBRL	Instance Document(b)(d)
101.SCH XBRL	Taxonomy Extension Schema Document(b)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document(b)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document(b)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document(b)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document(b)

(a)	This exhibit is a management contract or compensatory plan or arrangement.

(b)	Filed herewith.

(c)
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(d)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three months ended March 31, 2015 and 2014, (ii) the Consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2015 and 2014, (iii) the Consolidated balance sheets (unaudited) as of March 31, 2015, and December 31, 2014, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three months ended March 31, 2015 and 2014, (v) the Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Mark W. O’Donovan
Mark W. O’Donovan
Managing Director and Corporate Controller
(Principal Accounting Officer)

Date:	May 5, 2015

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Long-Term Incentive Plan Terms & Conditions for restricted stock units for Operating Committee members (U.S., E.U. and U.K.), dated as of January 20, 2015

15	Letter re: Unaudited Interim Financial Information

31.1	Certification

31.2	Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.