Form 10-Q
period 2015-06-30
JPMORGAN CHASE & CO
filed 2015-08-03
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
June 30, 2015	number 1-5805

JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Number of shares of common stock outstanding as of June 30, 2015: 3,698,067,361

FORM 10-Q
TABLE OF CONTENTS

Part I - Financial information		Page
Item 1	Consolidated Financial Statements – JPMorgan Chase & Co.:
	Consolidated statements of income (unaudited) for the three and six months ended June 30, 2015, and 2014	84
	Consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2015, and 2014	85
	Consolidated balance sheets (unaudited) at June 30, 2015, and December 31, 2014	86
	Consolidated statements of changes in stockholders’ equity (unaudited) for the six months ended June 30, 2015, and 2014	87
	Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2015, and 2014	88
	Notes to Consolidated Financial Statements (unaudited)	89
	Report of Independent Registered Public Accounting Firm	173
	Consolidated Average Balance Sheets, Interest and Rates (unaudited) for the three and six months ended June 30, 2015, and 2014	174
	Glossary of Terms and Line of Business Metrics	176
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
	Consolidated Financial Highlights	3
	Introduction	4
	Executive Overview	5
	Consolidated Results of Operations	7
	Consolidated Balance Sheets Analysis	10
	Off-Balance Sheet Arrangements	12
	Consolidated Cash Flows Analysis	13
	Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures	14
	Business Segment Results	16
	Enterprise-Wide Risk Management	44
	Credit Risk Management	45
	Market Risk Management	61
	Country Risk Management	65
	Operational Risk Management	66
	Capital Management	67
	Liquidity Risk Management	74
	Supervision and Regulation	78
	Critical Accounting Estimates Used by the Firm	79
	Accounting and Reporting Developments	82
	Forward-Looking Statements	83
Item 3	Quantitative and Qualitative Disclosures About Market Risk	183
Item 4	Controls and Procedures	183
Part II - Other information
Item 1	Legal Proceedings	183
Item 1A	Risk Factors	183
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	183
Item 3	Defaults Upon Senior Securities	184
Item 4	Mine Safety Disclosure	184
Item 5	Other Information	184
Item 6	Exhibits	184

JPMorgan Chase & Co.
Consolidated financial highlights

(unaudited) As of or for the period ended,						Six months ended June 30,
(in millions, except per share, ratio, headcount data and where otherwise noted)	2Q15	1Q15	4Q14	3Q14	2Q14	2015	2014
Selected income statement data
Total net revenue	$23,812	$24,066	$22,750	$24,469	$24,678	$47,878	$47,893
Total noninterest expense	14,500	14,883	15,409	15,798	15,431	29,383	30,067
Pre-provision profit	9,312	9,183	7,341	8,671	9,247	18,495	17,826
Provision for credit losses	935	959	840	757	692	1,894	1,542
Income before income tax expense	8,377	8,224	6,501	7,914	8,555	16,601	16,284
Income tax expense	2,087	2,310	1,570	2,349	2,575	4,397	5,035
Net income	$6,290	$5,914	$4,931	$5,565	$5,980	$12,204	$11,249
Earnings per share data
Net income: Basic	$1.56	$1.46	$1.20	$1.37	$1.47	$3.02	$2.76
Diluted	1.54	1.45	1.19	1.35	1.46	2.99	2.74
Average shares: Basic	3,707.8	3,725.3	3,730.9	3,755.4	3,780.6	3,716.6	3,783.9
Diluted	3,743.6	3,757.5	3,765.2	3,788.7	3,812.5	3,750.5	3,818.1
Market and per common share data
Market capitalization	250,581	224,818	232,472	225,188	216,725	250,581	216,725
Common shares at period-end	3,698.1	3,711.1	3,714.8	3,738.2	3,761.3	3,698.1	3,761.3
Share price(a):
High	$69.82	$62.96	$63.49	$61.85	$61.29	$69.82	$61.48
Low	59.65	54.27	54.26	54.96	52.97	54.27	52.97
Close	67.76	60.58	62.58	60.24	57.62	67.76	57.62
Book value per share	58.49	57.77	56.98	56.41	55.44	58.49	55.44
Tangible book value per share (“TBVPS”)(b)	46.13	45.45	44.60	44.04	43.08	46.13	43.08
Cash dividends declared per share	0.44	0.40	0.40	0.40	0.40	0.84	0.78
Selected ratios and metrics
Return on common equity (“ROE”)	11%	11%	9%	10%	11%	11%	11%
Return on tangible common equity (“ROTCE”)(b)	14	14	11	13	14	14	14
Return on assets (“ROA”)	1.01	0.94	0.78	0.90	0.99	0.97	0.94
Overhead ratio	61	62	68	65	63	61	63
Loans-to-deposits ratio	61	56	56	56	57	61	57
High quality liquid assets (“HQLA”) (in billions)(c)	$532	$614	$600	$572	$576	$532	$576
Common equity Tier 1 (“CET1”) capital ratio(d)	11.2%	10.7%	10.2%	10.2%	9.8%	11.2%	9.8%
Tier 1 capital ratio(d)	12.8	12.1	11.6	11.5	11.0	12.8	11.0
Total capital ratio(d)	14.4	13.7	13.1	12.8	12.5	14.4	12.5
Tier 1 leverage ratio(d)	8.0	7.5	7.6	7.6	7.6	8.0	7.6
Selected balance sheet data (period-end)
Trading assets	$377,870	$398,981	$398,988	$410,657	$392,543	$377,870	$392,543
Securities(e)	317,795	331,136	348,004	366,358	361,918	317,795	361,918
Loans	791,247	764,185	757,336	743,257	746,983	791,247	746,983
Core loans	674,767	641,285	628,785	607,617	603,440	674,767	603,440
Total assets	2,449,599	2,577,148	2,572,773	2,526,655	2,519,995	2,449,599	2,519,995
Deposits	1,287,332	1,367,887	1,363,427	1,334,534	1,319,751	1,287,332	1,319,751
Long-term debt(f)	286,693	280,608	276,836	268,721	269,929	286,693	269,929
Common stockholders’ equity	216,287	214,371	211,664	210,876	208,520	216,287	208,520
Total stockholders’ equity	241,205	235,864	231,727	230,939	226,983	241,205	226,983
Headcount	237,459	241,145	241,359	242,388	245,192	237,459	245,192
Credit quality metrics
Allowance for credit losses	$14,535	$14,658	$14,807	$15,526	$15,974	$14,535	$15,974
Allowance for loan losses to total retained loans	1.78%	1.86%	1.90%	2.02%	2.08%	1.78%	2.08%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(g)	1.45	1.52	1.55	1.63	1.69	1.45	1.69
Nonperforming assets	$7,588	$7,714	$7,967	$8,390	$9,017	$7,588	$9,017
Net charge-offs	1,007	1,052	1,218	1,114	1,158	2,059	2,427
Net charge-off rate	0.53%	0.57%	0.65%	0.60%	0.64%	0.55%	0.68%
Note: Effective January 1, 2015, the Firm adopted new accounting guidance for investments in affordable housing projects that qualify for the low-income housing tax credit. The guidance was required to be applied retrospectively and accordingly, certain prior period amounts have been revised to conform with the current period presentation. For additional information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14–15, as well as Accounting and Reporting Developments on page 82 and Note 1.

(a)	Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange.

(b)	TBVPS and ROTCE are non-GAAP financial measures. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14–15.

(c)
HQLA represents the amount of assets that qualify for inclusion in the liquidity coverage ratio under the final U.S. rule (“U.S. LCR”) for 2Q15 and 1Q15, the estimated amount as of 4Q14 and 3Q14, and the amount included under the Basel III Liquidity Coverage Ratio (“Basel III LCR”) for 2Q14; for additional information, see HQLA on page 74.

(d)	The ratios presented are calculated under Basel III Advanced Transitional. See Regulatory capital on pages 67–71 for additional information on Basel III.

(e)
Included held-to-maturity (“HTM”) securities of $51.6 billion, $49.3 billion, $49.3 billion, $48.8 billion, and $47.8 billion at June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, respectively.

(f)
Included unsecured long-term debt of $209.6 billion, $209.5 billion, $207.5 billion, $204.7 billion, and $205.6 billion at June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, respectively.

(g)	Excluded the impact of residential real estate PCI loans. For further discussion, see Allowance for credit losses on pages 58–60.

INTRODUCTION
The following is management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the second quarter of 2015.
This Form 10-Q should be read in conjunction with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (“2014 Annual Report” or “2014 Form 10-K”), to which reference is hereby made. See the Glossary of terms on pages 176–179 for definitions of terms used throughout this Form 10-Q.
The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties, see Forward-looking Statements on page 83 of this Form 10-Q and Part I, Item 1A, Risk Factors, on pages 8–17 of JPMorgan Chase’s 2014 Annual Report.
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm had $2.4 trillion in assets and $241.2 billion in stockholders’ equity as of June 30, 2015. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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
For management reporting purposes, the Firm’s activities are organized into four major reportable business segments, as well as a Corporate segment. The Firm’s consumer business is the Consumer & Community Banking (“CCB”) segment. The Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset Management (“AM”) segments comprise the Firm’s wholesale businesses. For a description of the Firm’s business segments, and the products and services they provide to their respective client bases, refer to Note 33 of JPMorgan Chase’s 2014 Annual Report.

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Firm and its various lines of business, this Form 10-Q should be read in its entirety.

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended,	Three months ended June 30,			Six months ended June 30,
(in millions, except per share data and ratios)	2015	2014	Change	2015	2014	Change
Selected income statement data
Total net revenue	$23,812	$24,678	(4)%	$47,878	$47,893	—
Total noninterest expense	14,500	15,431	(6)	29,383	30,067	(2)
Pre-provision profit	9,312	9,247	1	18,495	17,826	4
Provision for credit losses	935	692	35	1,894	1,542	23
Net income	6,290	5,980	5	12,204	11,249	8
Diluted earnings per share	$1.54	$1.46	5%	$2.99	$2.74	9%
Return on common equity	11%	11%		11%	11%
Capital ratios(a)
CET1	11.2	9.8		11.2	9.8
Tier 1 capital	12.8	11.0		12.8	11.0

(a)	The ratios presented are calculated under Basel III Advanced Transitional. See Regulatory capital on pages 67–71 for additional information on Basel III.
Business Overview
JPMorgan Chase reported second-quarter 2015 net income of $6.3 billion, or $1.54 per share, on net revenue of $23.8 billion. The Firm delivered strong performance in the second quarter and reported a return on equity of 11%.
Net income increased 5% compared with the second quarter of 2014, reflecting lower noninterest expense and lower taxes, predominantly offset by lower net revenue and a higher provision for credit losses. Net revenue was $23.8 billion, down 4% compared with the prior year. Net interest income was $10.7 billion, relatively flat compared with the prior year, reflecting lower loan yields and lower investment securities balances, predominantly offset by higher average loan balances and lower deposit and long-term debt interest expense. Noninterest revenue was $13.1 billion, down 5% compared with the prior year, driven by lower Mortgage Banking revenue and lower CIB Markets revenue related to business simplification, partially offset by higher revenue in Asset Management.
The provision for credit losses was $935 million, up 35% compared with the prior year, as a result of higher wholesale provision for credit losses, reflecting the impact of select downgrades, including within the Oil & Gas portfolio. The consumer provision for credit losses decreased, driven by lower net charge-offs, partially offset by a lower reduction in the allowance for loan losses, reflecting stabilization of the credit environment. Consumer net charge-offs were $1.0 billion, compared with $1.2 billion in the prior year, resulting in net charge-off rates, excluding purchased credit-impaired (“PCI”) loans, of 1.06% and 1.34%, respectively.
The Firm’s allowance for loan losses to period-end loans retained, excluding PCI loans, was 1.45%, compared with

1.69% in the prior year. The Firm’s allowance for loan losses to retained nonaccrual loans, excluding PCI loans, was 161%, compared with 152% in the prior year. The Firm’s nonperforming assets totaled $7.6 billion, down from the prior quarter and prior year levels of $7.7 billion and $9.0 billion, respectively.
Noninterest expense was $14.5 billion, down 6% compared with the prior year, driven by business simplification, lower legal expense, and lower Mortgage Banking noninterest expense.
Firmwide core loans increased 12% compared with the prior year and 5% compared with the first quarter of 2015. Within Consumer & Community Banking, Consumer & Business Banking (“CBB”) average deposits were up 9%, client investment assets were a record $221.5 billion, up 8%, and credit card sales volume was $125.7 billion, up 7%, from the prior year. CIB maintained its #1 ranking for Global Investment Banking fees with an 8.2% fee share for the second quarter of 2015. CB average loan balances were up 11% from the prior year and up 4% from the first quarter of 2015. Gross investment banking revenue from CB clients was up 22% from the prior year. AM reported positive net long-term flows for the twenty-fifth consecutive quarter, assets under management were up 4%, and average loan balances were up 9% over the prior year.
For a detailed discussion of results by line of business,
refer to the Business Segment Results section beginning on page 16.
The Firm maintained its fortress balance sheet and added to its capital, ending the second quarter with estimated Basel III Advanced Fully Phased-In CET1 capital and ratio of $168.9 billion and 11.0%, respectively. The Firm’s supplementary leverage ratio (“SLR”) was 6.0% and

JPMorgan Chase Bank, N.A.’s SLR was 6.1%. The Firm also had $532 billion of high quality liquid assets (“HQLA”) as of June 30, 2015. The CET1 and SLR measures under the Basel III Advanced Fully Phased-In rules are each non-GAAP financial measures. These measures are used by management, bank regulators, investors and analysts to assess and monitor the Firm’s capital position. For further discussion of Basel III Advanced Fully Phased-in measures and the SLR under the U.S. final SLR rule, see Regulatory capital on pages 67–71.
JPMorgan Chase continued to support consumers, businesses and communities around the globe. The Firm provided credit and raised capital of $1.0 trillion for commercial and consumer clients during the first six months of 2015. This included providing $314 billion of credit to corporations, $115 billion to consumers, and $11 billion to U.S. small businesses. During the first half of 2015, the Firm also raised $556 billion of capital for clients and $35 billion of credit was provided to, and capital was raised for, nonprofit and government entities, including states, municipalities, hospitals and universities.
2015 Business outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 83 of this Form 10-Q and Risk Factors on pages 8-17 of JPMorgan Chase’s 2014 Annual Report. There is no assurance that actual results for the third quarter or full year of 2015 will be in line with the outlook set forth below, and the Firm does not undertake to update any of these forward-looking statements to reflect the impact of circumstances or events that arise after the date hereof.
JPMorgan Chase’s outlook for the third quarter and for the remainder of 2015 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these inter-related factors will affect the performance of the Firm and its lines of business.
Management expects core loan growth of approximately 10% in the second half of 2015. The Firm continues to experience charge-offs at levels lower than its through-the-cycle expectations; if stable credit quality trends continue, management expects the Firm’s total net charge-offs for the second half of 2015 to be consistent with the first half of 2015.

Firmwide adjusted expense in 2015 is expected to be approximately $57 billion, excluding firmwide legal expense.
In Mortgage Banking within CCB, management expects noninterest revenue for 2015 to decline by approximately $1 billion compared with 2014 driven by lower servicing revenue as well as lower repurchase benefits. In Card Services within CCB, management expects the revenue rate in 2015 to remain at the low end of the target range of 12% to 12.5% and the full year net charge-off rate to be slightly less than 2.5%.
In CIB, Markets revenue in the third quarter of 2015 is expected to be impacted by the Firm’s business simplification, which was completed in 2014, resulting in a decline of approximately 9%, as well as a decline in noninterest expense, compared with the prior year third quarter. In Treasury Services within CIB, management expects revenue to be approximately $875 million in each of the remaining quarters of 2015 which reflects the transfer of Trade Finance revenue to Lending. In Securities Services within CIB, management expects revenue to be in the range of $950 million to $1 billion in each of the remaining quarters of 2015, depending on seasonality.
In CB, management expects noninterest expense to be approximately $720 million in each of the remaining quarters of 2015.
In AM, management expects the 2015 pretax margin and ROE to be at the low end of the business’s through-the-cycle targets of 30-35%, and 25% or higher, respectively.
Business events and subsequent events
For a discussion of business events during the six months ended June 30, 2015, and subsequent events, see Note 2.

CONSOLIDATED RESULTS OF OPERATIONS
The following section of the MD&A provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2015 and 2014. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 79–81 of this Form 10-Q and pages 161–165 of JPMorgan Chase’s 2014 Annual Report.

Revenue
	Three months ended June 30,			Six months ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change
Investment banking fees	$1,833	$1,751	5%	$3,627	$3,171	14%
Principal transactions	2,834	2,908	(3)	6,489	6,230	4
Lending- and deposit-related fees	1,418	1,463	(3)	2,781	2,868	(3)
Asset management, administration and commissions	4,015	4,007	—	7,822	7,843	—
Securities gains	44	12	267	96	42	129
Mortgage fees and related income	783	1,291	(39)	1,488	1,805	(18)
Card income	1,615	1,549	4	3,046	2,957	3
Other income(a)	586	899	(35)	1,168	1,512	(23)
Noninterest revenue	13,128	13,880	(5)	26,517	26,428	—
Net interest income	10,684	10,798	(1)	21,361	21,465	—
Total net revenue	$23,812	$24,678	(4)%	$47,878	$47,893	—

(a)
Included operating lease income of $504 million and $422 million for the three months ended June 30, 2015 and 2014, respectively, and $973 million and $820 million for the six months ended June 30, 2015 and 2014, respectively.

Total net revenue for the three months ended June 30, 2015 was down by 4% compared with the prior year, predominantly due to lower revenues in Fixed Income Markets, lower mortgage-related revenue, the absence in the current period of a benefit recognized in the prior year from a franchise tax settlement, and certain losses in Corporate. These items were partially offset by higher revenues in Equity Markets, and higher asset management fees on continued net long-term inflows. For the six months ended June 30, 2015, total net revenue was flat compared with the prior year, predominantly reflecting the net reduction from the aforementioned factors, partially offset by higher investment banking fees.
Investment banking fees increased from the three months ended June 30, 2014, reflecting higher advisory and debt underwriting fees. For the six months ended June 30, 2015, investment banking fees increased across products due to strong relative performance and an increased share of fees compared with the prior year. The increase in advisory fees for both periods was driven by the combined impact of a greater share of fees for completed transactions and growth in industry-wide fee levels; the increase in debt underwriting fees for both periods was attributable to a higher share of fees for high grade bond issuance and growth in industry-wide fee levels; and the increase in equity underwriting fees for the six months ended June 30, 2015 was due to a greater share of fees. Investment banking fee share and industry-wide data are sourced from Dealogic. For additional information on investment banking fees, see CIB segment results on pages 29–33, CB segment results on pages 34–37, and Note 6.

Principal transactions revenue decreased in the three months ended June 30, 2015 compared with the prior year, largely reflecting CIB’s lower Fixed Income Markets revenue, driven by the impact of business simplification, continued weakness in Credit and Securitized Products and lower revenue in Currencies & Emerging Markets, partially offset by strength in Rates. The decline in Fixed Income Markets was partially offset by higher Equity Markets revenue, primarily on higher derivatives and cash revenue. For the six months ended June 30, 2015, principal transactions revenue increased compared with the prior year, due to higher Equity Markets revenue on higher derivative and cash revenue, partially offset by lower Fixed Income Markets revenue, as well as lower private equity gains in Corporate. The decline in Fixed Income Markets revenue was driven by the impact of business simplification and weakness in Credit and Securitized Products, largely offset by higher revenue in Rates and Currencies & Emerging Markets. For additional information on principal transactions revenue, see CIB and Corporate segment results on pages 29–33 and pages 42–43, respectively, and
Note 6.
Asset management, administration and commissions revenue for the three and six months ended June 30, 2015, was relatively flat compared with the prior year, with higher asset management fees in AM and CCB reflecting higher market levels and net client inflows, offset by lower commissions and other fees in CIB. For additional information on these fees and commissions, see the segment discussions of CCB on pages 17–28, AM on pages 38–41, and Note 6.

Mortgage fees and related income decreased compared with the three months ended June 30, 2014, driven by lower MSR risk management income, reflecting the absence in 2015 of a positive $220 million model assumption update in the prior year, lower servicing revenue and lower repurchase benefit. Compared with the six months ended June 30, 2014, mortgage fees and related income decreased, driven by lower servicing revenue and lower repurchase benefit. For further information on mortgage fees and related income, see the segment discussion of CCB on pages 17–28 and Note 16.
For additional information on lending- and deposit-related fees, see the segment results for CCB on pages 17–28, CIB on pages 29–33 and CB on pages 34–37; securities gains, see the Corporate segment discussion on pages 42–43 and Note 11; and card income, see CCB segment results on pages 17–28.
Other income for the three and six months ended June 30, 2015 decreased compared with the prior year, as a result of the absence in the current period of a benefit recognized in the second quarter of 2014 from a franchise tax settlement, the impact of business simplification in CIB, and a loss recognized on the early redemption of trust preferred securities in Corporate. These factors were partially offset by higher auto lease income as a result of growth in auto operating lease assets in CCB. The decrease during the six months ended June 30, 2015, also reflected losses related to the accelerated amortization of cash flow hedges associated with the exit of certain non-operational deposits, and a loss recognized on the early redemption of long-term debt that was recognized in the first quarter of 2015 in Corporate.
Net interest income was relatively flat in the three and six months ended June 30, 2015 compared with the prior year, predominantly reflecting lower loan yields due to the runoff of higher-yielding loans, new originations of lower- yielding loans, and lower average investment securities balances, offset by higher average loan balances and the impact of lower deposit and long-term debt interest expense. The Firm’s average interest-earning assets were $2.1 trillion in the three months ended June 30, 2015, and the net interest yield on these assets, on a fully taxable-equivalent (“FTE”) basis, was 2.09%, a decrease of 10 basis points from the prior year. For the six months ended June 30, 2015, the Firm’s average interest-earning assets were $2.1 trillion, and the net interest yield on these assets, on a FTE basis, was 2.08%, a decrease of 12 basis points from the prior year.

Provision for credit losses
	Three months ended June 30,			Six months ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change
Consumer, excluding credit card	$(98)	$(37)	(165)%	$44	$82	(46)%
Credit card	800	885	(10)%	1,589	1,573	1%
Total consumer	702	848	(17)%	1,633	1,655	(1)%
Wholesale	233	(156)	NM	261	(113)	NM
Total provision for credit losses	$935	$692	35%	$1,894	$1,542	23%
The provision for credit losses in the three and six months ended June 30, 2015 increased from the prior year as a result of higher wholesale provision for credit losses, reflecting the impact of select downgrades, including within the Oil & Gas portfolio. The total consumer provision for credit losses decreased in the three months ended June 30, 2015, driven by lower net charge-offs, partially offset by a lower reduction in the allowance for loan losses. For the six months ended June 30, 2015, the total consumer provision for credit losses reflected lower net charge-offs offset by a lower reduction in the allowance for loan losses. The lower reduction in the allowance for loan losses reflected the stabilization of the credit environment compared with the prior year. For a more detailed discussion of the credit portfolio and the allowance for credit losses, see the segment discussions of CCB on pages 17–28, CIB on pages 29–33 and CB on pages 34–37, and the Allowance for credit losses on pages 58–60.

Noninterest expense
	Three months ended June 30,			Six months ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change
Compensation expense	$7,694	$7,610	1%	$15,737	$15,469	2%
Noncompensation expense:
Occupancy	923	973	(5)	1,856	1,925	(4)
Technology, communications and equipment	1,499	1,433	5	2,990	2,844	5
Professional and outside services	1,768	1,932	(8)	3,402	3,718	(8)
Marketing	642	650	(1)	1,233	1,214	2
Other expense(a)(b)	1,974	2,833	(30)	4,165	4,897	(15)
Total noncompensation expense	6,806	7,821	(13)	13,646	14,598	(7)
Total noninterest expense	$14,500	$15,431	(6)%	$29,383	$30,067	(2)%

(a)
Included firmwide legal expense of $291 million and $669 million for the three months ended June 30, 2015 and 2014, respectively, and $978 million and $707 million for the six months ended June 30, 2015 and 2014, respectively

(b)
Included Federal Deposit Insurance Corporation-related (“FDIC”) expense of $300 million and $266 million for the three months ended June 30, 2015, and 2014, respectively, and $618 million and $559 million for the six months ended June 30, 2015 and 2014, respectively.

Total noninterest expense for the three months ended June 30, 2015 decreased by 6% from the prior year, driven by the impact of business simplification, lower legal expense and lower professional services expense. For the six months ended June 30, 2015, total noninterest expense decreased by 2% reflecting the impact of business simplification and lower professional services expense, partially offset by higher legal expense.
Compensation expense increased compared with the three and six months ended June 30, 2014, predominantly driven by the impact of investments in the businesses, including headcount for controls, and higher postretirement benefit costs, partially offset by lower headcount in CCB.

Noncompensation expense in the three and six months ended June 30, 2015 decreased compared with the prior year, due to lower other expense, reflecting the impact of business simplification in CIB, and lower amortization of intangibles, partially offset by the impact of a loss from a held-for-sale asset in AM. Lower professional and outside services expense, largely reflecting lower legal services expense and the impact of a reduced number of contractors in several businesses, also contributed to the decrease in both periods. Legal expense (which is included in other expense) was lower in the three months ended June 30, 2015, but higher in the six months ended June 30, 2015, compared with the respective prior year periods. For a further discussion of legal expense, see Note 23.

Income tax expense
(in millions, except rate)	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Income before income tax expense	$8,377	$8,555	(2)%	$16,601	$16,284	2%
Income tax expense	2,087	2,575	(19)	4,397	5,035	(13)
Effective tax rate	24.9%	30.1%		26.5%	30.9%

The effective tax rate in the three and six months ended June 30, 2015 decreased compared with the respective prior year periods, predominantly due to higher tax benefits associated with the settlement of certain tax audits (which reduced the Firm’s gross unrecognized tax benefits), as well as due to lower nondeductible legal-related expense in the current period and the change in mix of income and expense subject to U.S. federal and state and local taxes. Tax audits of the Firm that were being conducted by a number of taxing authorities, most notably the Internal Revenue Service, New York State and City, and the State of California, continue to be resolved. Based upon the current status of such audits, it is reasonably possible that over the next three to six months the resolution of these audits could result in a further reduction in the gross balance of the Firm’s unrecognized tax benefits; the Firm currently estimates the expected reduction to be in the range of $0 to approximately $2 billion for full year 2015. For further information, see Note 26 of JPMorgan Chase’s 2014 Annual Report.

CONSOLIDATED BALANCE SHEETS ANALYSIS

Selected Consolidated Balance Sheets data
(in millions)	Jun 30, 2015	Dec 31, 2014	Change
Assets
Cash and due from banks	$24,095	$27,831	(13)%
Deposits with banks	398,807	484,477	(18)
Federal funds sold and securities purchased under resale agreements	212,850	215,803	(1)
Securities borrowed	98,528	110,435	(11)
Trading assets:
Debt and equity instruments	310,419	320,013	(3)
Derivative receivables	67,451	78,975	(15)
Securities	317,795	348,004	(9)
Loans	791,247	757,336	4
Allowance for loan losses	(13,915)	(14,185)	(2)
Loans, net of allowance for loan losses	777,332	743,151	5
Accrued interest and accounts receivable	69,642	70,079	(1)
Premises and equipment	15,073	15,133	—
Goodwill	47,476	47,647	—
Mortgage servicing rights	7,571	7,436	2
Other intangible assets	1,091	1,192	(8)
Other assets	101,469	102,597	(1)
Total assets	$2,449,599	$2,572,773	(5)
Liabilities
Deposits	$1,287,332	$1,363,427	(6)
Federal funds purchased and securities loaned or sold under repurchase agreements	180,897	192,101	(6)
Commercial paper	42,238	66,344	(36)
Other borrowed funds	30,061	30,222	(1)
Trading liabilities:
Debt and equity instruments	80,396	81,699	(2)
Derivative payables	59,026	71,116	(17)
Accounts payable and other liabilities	191,749	206,939	(7)
Beneficial interests issued by consolidated VIEs	50,002	52,362	(5)
Long-term debt	286,693	276,836	4
Total liabilities	2,208,394	2,341,046	(6)
Stockholders’ equity	241,205	231,727	4
Total liabilities and stockholders’ equity	$2,449,599	$2,572,773	(5)%

Consolidated Balance Sheets overview
JPMorgan Chase’s total assets and total liabilities decreased by 5% and 6%, respectively, compared with December 31, 2014.
The following is a discussion of the significant changes.
Cash and due from banks and deposits with banks
The net decrease was attributable to lower wholesale non-operating deposits. The Firm’s excess cash was placed with various central banks, predominantly Federal Reserve Banks.
Securities borrowed
The decrease was predominantly driven by lower demand for securities to cover customer short positions in CIB, and a shift in the deployment of excess cash from securities borrowed to deposits with banks.
Trading assets and liabilities–derivative receivables and payables
The decrease in both receivables and payables was predominantly due to client-driven market-making activities in CIB, as a result of market movements and maturities. For additional information, refer to Derivative contracts on pages 56–57, and Notes 3 and 5.
Securities
The decrease was largely due to paydowns and maturities
of non-U.S. residential mortgage-backed securities (“MBS”) and non-U.S. government debt securities. For additional information related to securities, refer to the discussion in the Corporate segment on pages 42–43, and Notes 3
and 11.
Loans and allowance for loan losses
The increase in loans reflects higher consumer and wholesale balances. The increase in consumer loans was due to originations and retention of high-quality prime mortgages in Mortgage Banking (“MB”) and AM, partially offset by lower credit card loans due to seasonality and non-core loan portfolio sales. The increase in wholesale loans reflected higher originations and utilization of existing commitments, particularly in CB. For a more detailed discussion of loans and the allowance for loan losses, refer to Credit Risk Management on pages 45–60, and Notes 3, 4, 13 and 14.
Mortgage servicing rights
For additional information on MSRs, see Note 16.
Other assets
Other assets was relatively flat, due to lower private equity investments reflecting the sale of a portion of the One Equity Partners (“OEP”) portfolio and other portfolio sales, partially offset by higher auto operating lease assets from growth in business volume.

Deposits
The decrease was attributable to lower wholesale deposits, partially offset by higher consumer deposits. The decrease in wholesale deposits reflects the impact of the previously announced plan to reduce non-operating deposits, as well as the normalization of deposit levels from year-end seasonal inflows. The increase in consumer deposits reflected a continuing positive growth trend, resulting from strong customer retention, maturing of recent branch builds, and net new business. For more information on deposits, refer to the CCB segment discussion on pages 17–28; the Liquidity Risk Management discussion on pages 74–78; and Notes 3 and 17. For more information on wholesale client deposits, refer to the AM, CB and CIB segment discussions on pages 38–41, pages 34–37, and pages 29–33, respectively.
Federal funds purchased and securities loaned or sold under repurchase agreements
The decrease reflects lower secured financing of trading assets-debt and equity instruments and the investment securities portfolio. For additional information on the Firm’s Liquidity Risk Management, see pages 74–78.
Commercial paper
The decrease was due to the discontinuation of a cash management product, currently in process, that offered customers the option of sweeping their deposits into commercial paper (“customer sweeps”), and lower issuances in the wholesale markets consistent with Treasury’s liquidity and short-term funding plans. For additional information on the Firm’s other borrowed funds, see Liquidity Risk Management on pages 74–78.

Accounts payable and other liabilities
The decrease was due to lower brokerage customer payables related to client activity in CIB.
Beneficial interests issued by consolidated VIEs
For further information on Firm-sponsored variable interest entities (“VIEs”) and loan securitization trusts, see Off-Balance Sheet Arrangements on page 12 and Note 15.
Long-term debt
The increase was due to net issuances, consistent with Treasury’s long-term funding plans. For additional information on the Firm’s long-term debt activities, see Liquidity Risk Management on pages 74–78.
Stockholders’ equity
The increase was due to net income and preferred stock issuance, partially offset by the declaration of cash dividends on common and preferred stock, and repurchases of common stock. For additional information on accumulated other comprehensive income/(loss) (“AOCI”), see Note 19; for the Firm’s capital actions, see Capital actions on pages 72–73.

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
For certain liquidity commitments to SPEs, JPMorgan Chase Bank, N.A., could be required to provide funding if its short-term credit rating were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. These liquidity commitments support the issuance of asset-backed commercial paper by Firm-administered consolidated SPEs. In the event of a short-term credit rating downgrade, JPMorgan Chase Bank, N.A., absent other solutions, would be required to provide funding to the SPE, if the commercial paper could not be reissued as it matured. The aggregate amounts of commercial paper outstanding held by third parties as of June 30, 2015, and December 31, 2014, was $13.0 billion and $12.1 billion, respectively. The aggregate amounts of commercial paper outstanding could increase in future periods should clients of the Firm-administered consolidated SPEs draw down on certain unfunded lending-related commitments. These unfunded lending-related commitments were $9.9 billion at both June 30, 2015, and December 31, 2014. The Firm could facilitate the refinancing of some of the clients’ assets in order to reduce the funding obligation. For further information, see the discussion of Firm-administered multiseller conduits in
Note 15.

The Firm also acts as liquidity provider for certain municipal bond vehicles. The Firm’s obligation to perform as liquidity provider is conditional and is limited by certain termination events, which include bankruptcy or failure to pay by the municipal bond issuer or credit enhancement provider, an event of taxability on the municipal bonds or the immediate downgrade of the municipal bond to below investment grade. See Note 15 for additional information.
Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related financial instruments, guarantees and other commitments, and the Firm’s accounting for them, see Lending-related commitments on page 56 and Note 21 (including the table that presents the related amounts by contractual maturity as of June 30, 2015). For a discussion of liabilities associated with loan sales- and securitization-related indemnifications, see Note 21.

CONSOLIDATED CASH FLOWS ANALYSIS
For a discussion of the activities affecting the Firm’s cash flows, see Consolidated Balance Sheets Analysis on pages 10–11 of this Form 10-Q and page 76 of JPMorgan Chase’s 2014 Annual Report.

(in millions)	Six months ended June 30,
	2015	2014
Net cash provided by/(used in)
Operating activities	$32,175	$10,296
Investing activities	77,471	(97,938)
Financing activities	(113,429)	75,436
Effect of exchange rate changes on cash	47	(42)
Net decrease in cash and due from banks	$(3,736)	$(12,248)

Operating activities
Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by client-driven and risk management activities and market conditions. The Firm believes cash flows from operations, available cash balances and its capacity to generate cash through secured and unsecured funding sources are sufficient to meet the Firm’s operating liquidity needs.
Cash provided by operating activities in 2015 and 2014 resulted from net income after noncash operating adjustments. Additionally in 2015, cash was provided by a decrease in trading assets which more than offset cash used by a decrease in trading liabilities predominantly due to client-driven market-making activities in CIB; and a decrease in securities borrowed resulting from lower demand for securities to cover customer short positions in CIB. In 2014, cash was provided by a decrease in other assets driven by lower cash margin balances placed with exchanges and clearing houses; and higher net proceeds from loan sales activities.

Investing activities
Cash provided by investing activities during 2015 predominantly resulted from a net decrease in deposits with banks which was attributable to lower wholesale non-operating deposits; and net proceeds from paydowns, maturities and sales of investment securities. Partially offsetting these inflows was cash used for net originations of consumer and wholesale loans. Cash used in investing activities during 2014 predominantly resulted from increases in deposits with banks, reflecting higher levels of excess funds; and net purchases of investment securities. Additionally in 2014, loans increased due to net originations of wholesale loans.
Financing activities
Cash used in financing activities in 2015 resulted from lower wholesale deposits, partially offset by higher consumer deposits. The increase in consumer deposits reflected a continuing positive growth trend resulting from strong customer retention, maturing of recent branch builds, and net new business. Offsetting these outflows were net proceeds from long-term borrowings. Cash provided by financing activities in 2014 resulted predominantly from higher consumer and wholesale deposits and an increase in securities loaned or sold under repurchase agreements due to higher financing of the Firm’s trading assets-debt and equity instruments. For both periods, cash was provided by the issuance of preferred stock and used for repurchases of common stock and dividends on common and preferred stock.
* * *
For a further discussion of the activities affecting the Firm’s cash flows, see Balance Sheet Analysis on pages 10–11.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its Consolidated Financial Statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”); these financial statements appear on pages 84–88. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year-to-year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s results, including the overhead ratio, and the results of the lines of business on a “managed” basis, which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense. These adjustments have no impact on net income as reported by the Firm as a whole or by the lines of business.

Effective January 1, 2015, the Firm adopted new accounting guidance for investments in affordable housing projects that qualify for the low-income housing tax credit, which impacted the CIB. As a result of the adoption of this new guidance, the Firm made an accounting policy election to amortize the initial cost of qualifying investments in proportion to the tax credits and other benefits received, and to present the amortization as a component of income tax expense; previously such amounts were predominantly presented in other income. The guidance was required to be applied retrospectively and, accordingly, certain prior period amounts have been revised to conform with the current period presentation. The adoption of the guidance did not materially change the Firm’s results of operations on a managed basis as the Firm had previously presented and will continue to present the revenue from such investments on an FTE basis for the purposes of managed basis reporting.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended June 30,
	2015			2014
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$586	$447	$1,033	$899	$415	$1,314
Total noninterest revenue	13,128	447	13,575	13,880	415	14,295
Net interest income	10,684	272	10,956	10,798	244	11,042
Total net revenue	23,812	719	24,531	24,678	659	25,337
Pre-provision profit	9,312	719	10,031	9,247	659	9,906
Income before income tax expense	8,377	719	9,096	8,555	659	9,214
Income tax expense	$2,087	$719	$2,806	$2,575	$659	$3,234
Overhead ratio	61%	NM	59%	63%	NM	61%

	Six months ended June 30,
	2015			2014
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,168	$928	$2,096	$1,512	$827	$2,339
Total noninterest revenue	26,517	928	27,445	26,428	827	27,255
Net interest income	21,361	545	21,906	21,465	470	21,935
Total net revenue	47,878	1,473	49,351	47,893	1,297	49,190
Pre-provision profit	18,495	1,473	19,968	17,826	1,297	19,123
Income before income tax expense	16,601	1,473	18,074	16,284	1,297	17,581
Income tax expense	$4,397	$1,473	$5,870	$5,035	$1,297	$6,332
Overhead ratio	61%	NM	60%	63%	NM	61%
(a) Predominantly recognized in CIB and CB business segments and Corporate.

Tangible common equity (“TCE”), ROTCE and TBVPS are each non-GAAP financial measures. TCE represents the Firm’s common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less goodwill and identifiable intangible assets (other than MSRs), net of related deferred tax liabilities. ROTCE measures the Firm’s earnings as a percentage of average TCE. TBVPS represents the Firm’s TCE at period-end divided by common shares at period-end. TCE, ROTCE, and TBVPS are meaningful to the Firm, as well as investors and analysts, in assessing the Firm’s use of equity. Additionally, certain capital ratios disclosed by the Firm are non-GAAP measures. For additional information on these non-GAAP measures, see Regulatory capital on pages 67–71.

Tangible common equity	Period-end		Average
			Three months ended June 30,		Six months ended June 30,
(in millions, except per share and ratio data)	Jun 30, 2015	Dec 31, 2014
			2015	2014	2015	2014
Common stockholders’ equity	$216,287	$211,664	$213,738	$206,159	$213,049	$203,989
Less: Goodwill	47,476	47,647	47,485	48,084	47,488	48,069
Less: Certain identifiable intangible assets	1,091	1,192	1,113	1,416	1,138	1,482
Add: Deferred tax liabilities(a)	2,876	2,853	2,873	2,952	2,868	2,948
Tangible common equity	$170,596	$165,678	$168,013	$159,611	$167,291	$157,386

Return on tangible common equity	NA	NA	14%	14%	14%	14%
Tangible book value per share	$46.13	$44.60	NA	NA	NA	NA

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in non-taxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

Net interest income excluding markets (formerly core net interest income)
In addition to reviewing net interest income on a managed basis, management also reviews net interest income excluding CIB’s markets-based activities to assess the performance of its lending, investing (including asset-liability management) and deposit-raising activities. The data presented below are non-GAAP financial measures due to the exclusion of CIB’s markets-based net interest income and related assets. Management believes this exclusion provides investors and analysts with another measure by which to analyze the non-market-related business trends of the Firm and provides a comparable measure to other financial institutions that are primarily focused on lending, investing and deposit-raising activities.

Net interest income excluding CIB markets-based activities data
	Three months ended June 30,			Six months ended June 30,
(in millions, except rates)	2015	2014	Change	2015	2014	Change
Net interest income – managed basis(a)(b)	$10,956	$11,042	(1)%	$21,906	$21,935	—
Less: Markets-based net interest income	1,238	1,291	(4)	2,497	2,560	(2)
Net interest income excluding markets(a)	$9,718	$9,751	—	$19,409	$19,375	—

Average interest-earning assets	$2,097,637	$2,023,945	4	$2,123,078	$2,014,846	5
Less: Average markets-based interest earning assets	500,915	502,413	—	505,290	504,942	—
Average interest-earning assets excluding markets	$1,596,722	$1,521,532	5%	$1,617,788	$1,509,904	7%
Net interest yield on interest-earning assets – managed basis	2.09%	2.19%		2.08%	2.20%
Net interest yield on markets-based activities	0.99	1.03		1.00	1.02
Net interest yield on average interest-earning assets excluding markets	2.44%	2.57%		2.42%	2.59%

(a)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(b)	For a reconciliation of net interest income on a reported and managed basis, see reconciliation from the Firm’s reported U.S. GAAP results to managed basis on page 14.
Quarterly and year-to-date results
Net interest income excluding CIB’s markets-based activities was flat at $9.7 billion and $19.4 billion, respectively, for the three and six months ended June 30, 2015, when compared with the prior year periods. Results in 2015 reflected lower loan yields due to the runoff of higher yielding loans, new originations of lower yielding loans and lower average investment securities balances, offset by higher average loan balances and the impact of lower deposits and long-term debt interest expense. Average interest-earning assets excluding assets related to CIB’s markets-based activities increased by $75.2 billion to $1.6 trillion and by $107.9 billion to $1.6 trillion, respectively, for the three and six months ended June 30, 2015, when compared with the prior year periods; these increases primarily reflected the impact of higher average deposits with banks. The net interest yield excluding CIB’s markets-based activities decreased by 13 basis points to 2.44% and by 17 basis points to 2.42%, respectively, for the three and six months ended June 30, 2015.

BUSINESS SEGMENT RESULTS
The Firm is managed on a line of business basis. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate segment.
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures, on pages 14–15.
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
Business segment capital allocation changes
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, regulatory capital requirements (as estimated under Basel III Advanced Fully Phased-In) and economic risk measures. The amount of capital assigned to each business is referred to as equity. On at least an annual basis, the Firm assesses the level of capital required for each line of business as well as the assumptions and methodologies used to allocate capital to its lines of business and updates the equity allocations to its lines of business as refinements are implemented. For further information about these capital changes, see Line of business equity on page 72.

Segment Results – Managed basis
The following tables summarize the business segment results for the periods indicated.

Three months ended June 30,	Total net revenue			Total noninterest expense			Pre-provision profit/(loss)
(in millions)	2015	2014	Change	2015	2014	Change	2015	2014	Change
Consumer & Community Banking	$11,015	$11,518	(4)%	$6,210	$6,456	(4)%	$4,805	$5,062	(5)%
Corporate & Investment Bank	8,723	9,265	(6)	5,137	6,058	(15)	3,586	3,207	12
Commercial Banking	1,739	1,731	—	703	675	4	1,036	1,056	(2)
Asset Management	3,175	2,982	6	2,406	2,062	17	769	920	(16)
Corporate	(121)	(159)	24	44	180	(76)	(165)	(339)	51
Total	$24,531	$25,337	(3)%	$14,500	$15,431	(6)%	$10,031	$9,906	1%

Three months ended June 30,	Provision for credit losses			Net income			Return on common equity
(in millions, except ratios)	2015	2014	Change	2015	2014	Change	2015	2014
Consumer & Community Banking	$702	$852	(18)%	$2,533	$2,496	1%	19%	19%
Corporate & Investment Bank	50	(84)	NM	2,341	2,131	10	14	13
Commercial Banking	182	(67)	NM	525	677	(22)	14	19
Asset Management	—	1	(100)	451	569	(21)	19	25
Corporate	1	(10)	NM	440	107	311	NM	NM
Total	$935	$692	35%	$6,290	$5,980	5%	11%	11%

Six months ended June 30,	Total net revenue			Total noninterest expense			Pre-provision profit/(loss)
(in millions)	2015	2014	Change	2015	2014	Change	2015	2014	Change
Consumer & Community Banking	$21,719	$22,052	(2)%	$12,400	$12,893	(4)%	$9,319	$9,159	2%
Corporate & Investment Bank	18,305	18,107	1	10,794	11,662	(7)	7,511	6,445	17
Commercial Banking	3,481	3,409	2	1,412	1,361	4	2,069	2,048	1
Asset Management	6,180	5,782	7	4,581	4,137	11	1,599	1,645	(3)
Corporate	(334)	(160)	(109)	196	14	NM	(530)	(174)	(205)
Total	$49,351	$49,190	—	$29,383	$30,067	(2)%	$19,968	$19,123	4%

Six months ended June 30,	Provision for credit losses			Net income			Return on common equity
(in millions, except ratios)	2015	2014	Change	2015	2014	Change	2015	2014
Consumer & Community Banking	$1,632	$1,668	(2)%	$4,752	$4,477	6%	18%	17%
Corporate & Investment Bank	19	(35)	NM	4,878	4,256	15	15	13
Commercial Banking	243	(62)	NM	1,123	1,271	(12)	15	18
Asset Management	4	(8)	NM	953	1,023	(7)	21	22
Corporate	(4)	(21)	81	498	222	124	NM	NM
Total	$1,894	$1,542	23%	$12,204	$11,249	8%	11%	11%

CONSUMER & COMMUNITY BANKING
For a discussion of the business profile of CCB, see pages 81–91 of JPMorgan Chase’s 2014 Annual Report and Line of Business Metrics on page 180.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Revenue
Lending- and deposit-related fees	$766	$750	2%	$1,484	$1,453	2%
Asset management, administration and commissions	553	521	6	1,083	1,024	6
Mortgage fees and related income	782	1,290	(39)	1,486	1,804	(18)
Card income	1,506	1,486	1	2,830	2,834	—
All other income	482	421	14	942	787	20
Noninterest revenue	4,089	4,468	(8)	7,825	7,902	(1)
Net interest income	6,926	7,050	(2)	13,894	14,150	(2)
Total net revenue	11,015	11,518	(4)	21,719	22,052	(2)

Provision for credit losses	702	852	(18)	1,632	1,668	(2)

Noninterest expense
Compensation expense	2,478	2,637	(6)	5,008	5,376	(7)
Noncompensation expense	3,732	3,819	(2)	7,392	7,517	(2)
Total noninterest expense	6,210	6,456	(4)	12,400	12,893	(4)
Income before income tax expense	4,103	4,210	(3)	7,687	7,491	3
Income tax expense	1,570	1,714	(8)	2,935	3,014	(3)
Net income	$2,533	$2,496	1%	$4,752	$4,477	6%

Financial ratios
Return on common equity	19%	19%		18%	17%
Overhead ratio	56	56		57	58
Note: In the discussion and the tables which follow, CCB presents certain financial measures which exclude the impact of PCI loans; these are non-GAAP financial measures. For additional information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14–15.
Quarterly results
Consumer & Community Banking net income was $2.5 billion, an increase of 1% compared with the prior year.
Net revenue was $11.0 billion, a decrease of 4% compared with the prior year. Net interest income was $6.9 billion, down 2%, driven by spread compression, largely offset by higher deposit balances, higher loan balances and lower reversals of interest and fees due to lower net charge-offs in Credit Card. Noninterest revenue was $4.1 billion, down 8%, driven by lower mortgage fees and related income, partially offset by higher Auto lease income and higher net interchange income in Credit Card.
The provision for credit losses was $702 million, a decrease of 18% compared with the prior year, reflecting lower net charge-offs, partially offset by a lower reduction in the allowance for loan losses. The current-quarter provision reflected a $326 million reduction in the allowance for loan losses. The prior year included a $357 million reduction in the allowance for loan losses. For more information, including net charge-off amounts and rates, see Consumer Credit Portfolio on pages 46–51.
Noninterest expense was $6.2 billion, a decrease of 4% from the prior year, predominantly driven by lower Mortgage Banking expense.

Year-to-date results
Consumer & Community Banking net income was $4.8 billion, an increase of 6% compared with the prior year, driven by lower noninterest expense, largely offset by lower net revenue.
Net revenue was $21.7 billion, a decrease of 2% compared with the prior year. Net interest income was $13.9 billion, down 2%, driven by spread compression, largely offset by higher deposit and loan balances. Noninterest revenue was $7.8 billion, down 1%, driven by lower mortgage fees and related income, predominantly offset by higher Auto lease income and higher net interchange income in Credit Card.
The provision for credit losses was $1.6 billion, a decrease of 2% from the prior year, reflecting lower net charge-offs, predominantly offset by a lower reduction in the allowance for loan losses. The current-year provision reflected a $451 million reduction in the allowance for loan losses. The prior year included a $807 million reduction in the allowance for loan losses. For more information, including net charge-off amounts and rates, see Consumer Credit Portfolio on pages 46–51.
Noninterest expense was $12.4 billion, a decrease of 4% from the prior year, predominantly driven by lower Mortgage Banking expense.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2015	2014	Change	2015	2014	Change
Selected balance sheet data (period-end)
Total assets	$472,181	$447,277	6%	$472,181	$447,277	6%
Trading assets – loans(a)	6,700	7,409	(10)	6,700	7,409	(10)
Loans:
Loans retained	413,363	390,211	6	413,363	390,211	6
Loans held-for-sale(b)	2,825	1,472	92	2,825	1,472	92
Total loans	416,188	391,683	6	416,188	391,683	6
Core loans	301,154	253,817	19	301,154	253,817	19
Deposits	530,767	488,681	9	530,767	488,681	9
Equity(c)	51,000	51,000	—	51,000	51,000	—
Selected balance sheet data (average)
Total assets	$463,404	$443,204	5	$459,108	$446,794	3
Trading assets – loans(a)	7,068	6,593	7	7,528	7,017	7
Loans:
Loans retained	406,029	388,252	5	400,587	388,464	3
Loans held-for-sale(d)	2,100	710	196	2,539	683	272
Total loans	408,129	388,962	5	403,126	389,147	4
Deposits	529,448	486,064	9	520,850	478,862	9
Equity(c)	51,000	51,000	—	51,000	51,000	—

Headcount	132,302	141,688	(7)%	132,302	141,688	(7)%

(a)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value.

(b)
Included period-end credit card loans held-for-sale of $1.3 billion and $508 million at June 30, 2015 and 2014, respectively. These amounts were excluded when calculating delinquency rates and the allowance for loan losses to period-end loans.

(c)	Equity is allocated to the sub-business segments with $5.0 billion and $3.0 billion of capital in 2015 and 2014, respectively, held at the CCB level related to legacy mortgage servicing matters.

(d)
Included average credit card loans held-for-sale of $1.8 billion and $405 million for the three months ended June 30, 2015 and 2014, respectively, and $2.2 billion and $360 million for the six months ended June 30, 2015 and 2014. These amounts are excluded when calculating the net charge-off rate.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios and where otherwise noted)	2015	2014	Change	2015	2014	Change
Credit data and quality statistics
Net charge-offs(a)	$1,027	$1,208	(15)%	$2,081	$2,474	(16)%
Nonaccrual loans(b)(c)	5,876	7,003	(16)	5,876	7,003	(16)
Nonperforming assets(b)(c)	6,250	7,555	(17)	6,250	7,555	(17)
Allowance for loan losses(a)	9,838	11,284	(13)	9,838	11,284	(13)
Net charge-off rate(a)	1.01%	1.25%		1.05%	1.28%
Net charge-off rate, excluding PCI loans	1.14	1.44		1.18	1.48
Allowance for loan losses to period-end loans retained	2.38	2.89		2.38	2.89
Allowance for loan losses to period-end loans retained, excluding PCI loans(d)	1.79	2.22		1.79	2.22
Allowance for loan losses to nonaccrual loans retained, excluding credit card(b)(d)	56	58		56	58
Nonaccrual loans to total period-end loans, excluding credit card	2.03	2.64		2.03	2.64
Nonaccrual loans to total period-end loans, excluding credit card and PCI loans (b)	2.39	3.25		2.39	3.25
Business metrics
Number of:
Branches	5,504	5,636	(2)%	5,504	5,636	(2)%
ATMs	18,050	20,394	(11)	18,050	20,394	(11)
Active online customers (in thousands)	37,878	35,105	8	37,878	35,105	8
Active mobile customers (in thousands)	21,001	17,201	22	21,001	17,201	22
CCB households (in millions)	57.8	57.2	1	57.8	57.2	1

(a)
Net charge-offs and the net charge-off rates excluded $55 million and $48 million of write-offs in the PCI portfolio for the three months ended June 30, 2015 and 2014, respectively and $110 million and $109 million of write-offs in the PCI portfolio for the six months ended June 30, 2015 and 2014, respectively. These write-offs decreased the allowance for loan losses for PCI loans. For further information on PCI write-offs, see Allowance for Credit Losses on pages 58–60.

(b)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(c)
At June 30, 2015 and 2014, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.0 billion and $8.1 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) of $282 million and $316 million, respectively, that are 90 or more days past due; (3) real estate owned (“REO”) insured by U.S. government agencies of $384 million and $528 million, respectively. These amounts have been excluded based upon the government guarantee.

(d)	The allowance for loan losses for PCI loans was $3.2 billion and $3.7 billion at June 30, 2015 and 2014, respectively; these amounts were also excluded from the applicable ratios.

Consumer & Business Banking

Selected financial statement data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Revenue
Lending- and deposit-related fees	$760	$747	2%	$1,471	$1,438	2%
Asset management, administration and commissions	534	507	5	1,046	990	6
Card income	435	406	7	839	782	7
All other income	135	162	(17)	257	284	(10)
Noninterest revenue	1,864	1,822	2	3,613	3,494	3
Net interest income	2,619	2,786	(6)	5,228	5,512	(5)
Total net revenue	4,483	4,608	(3)	8,841	9,006	(2)

Provision for credit losses	68	66	3	128	142	(10)

Noninterest expense	3,056	3,026	1	6,014	6,091	(1)
Income before income tax expense	1,359	1,516	(10)	2,699	2,773	(3)
Net income	$831	$904	(8)	$1,659	$1,655	—

Return on common equity	28%	33%		28%	30%
Overhead ratio	68	66		68	68
Equity (period-end and average)	$11,500	$11,000	5%	$11,500	$11,000	5%
Quarterly results
Consumer & Business Banking net income was $831 million, a decrease of 8% compared with the prior year, driven by lower net revenue.
Net revenue was $4.5 billion, down 3% compared with the prior year. Net interest income was $2.6 billion, down 6% due to deposit spread compression, largely offset by higher deposit balances. Noninterest revenue was $1.9 billion, up 2%, driven by higher debit card revenue, reflecting an increase in transaction volume, and higher investment revenue, reflecting record client investment assets.
Noninterest expense was $3.1 billion, an increase of 1% from the prior year, driven by higher legal expense, largely offset by branch efficiencies.

Year-to-date results
Consumer & Business Banking net income was $1.7 billion, flat compared with the prior year.
Net revenue was $8.8 billion, down 2% compared with the prior year. Net interest income was $5.2 billion, down 5% due to deposit spread compression, largely offset by higher deposit balances. Noninterest revenue was $3.6 billion, up 3%, driven by higher debit card revenue, reflecting an increase in transaction volume and higher investment revenue, reflecting record client investment assets.
Noninterest expense was $6.0 billion, a decrease of 1% from the prior year, driven by branch efficiencies, largely offset by higher legal expense.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios and where otherwise noted)	2015	2014	Change	2015	2014	Change
Business metrics
Business banking origination volume	$1,911	$1,917	—	$3,451	$3,421	1%
Period-end loans	21,940	20,276	8	21,940	20,276	8
Period-end deposits:
Checking	226,888	200,560	13	226,888	200,560	13
Savings	268,777	249,175	8	268,777	249,175	8
Time and other	19,317	24,421	(21)	19,317	24,421	(21)
Total period-end deposits	514,982	474,156	9	514,982	474,156	9
Average loans	21,732	19,928	9	21,526	19,691	9
Average deposits:
Checking	225,803	197,490	14	221,084	193,511	14
Savings	267,212	249,240	7	263,855	246,386	7
Time and other	19,829	24,832	(20)	20,330	25,153	(19)
Total average deposits	512,844	471,562	9	505,269	465,050	9
Deposit margin	1.92%	2.23%		1.95%	2.25%
Average assets	$41,290	$37,810	9	$41,531	$37,964	9
Credit data and quality statistics
Net charge-offs	$68	$69	(1)	$127	$145	(12)
Net charge-off rate	1.26%	1.39%		1.19%	1.48%
Allowance for loan losses	$703	$703	—	$703	$703	—
Nonperforming assets	246	335	(27)	246	335	(27)
Retail branch business metrics
Net new investment assets	$3,362	$4,324	(22)	$7,183	$8,565	(16)
Client investment assets	221,490	205,206	8	221,490	205,206	8
% managed accounts	41%	38%		41%	38%
Number of:
Chase Private Client locations	2,661	2,408	11	2,661	2,408	11
Personal bankers	19,735	21,728	(9)	19,735	21,728	(9)
Sales specialists	3,763	4,405	(15)	3,763	4,405	(15)
Client advisors	2,996	3,075	(3)	2,996	3,075	(3)
Chase Private Clients	390,220	262,965	48	390,220	262,965	48
Accounts (in thousands)(a)	31,041	30,144	3%	31,041	30,144	3%

(a)	Includes checking accounts and Chase Liquid® cards.

Mortgage Banking

Selected financial statement data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Revenue
Mortgage fees and related income(a)	$782	$1,290	(39)%	$1,486	$1,804	(18)%
All other income	(5)	(17)	71	(16)	(20)	20
Noninterest revenue	777	1,273	(39)	1,470	1,784	(18)
Net interest income	1,056	1,053	—	2,112	2,140	(1)
Total net revenue	1,833	2,326	(21)	3,582	3,924	(9)
Provision for credit losses	(219)	(188)	(16)	(215)	(211)	(2)
Noninterest expense	1,110	1,306	(15)	2,329	2,709	(14)
Income before income tax expense	942	1,208	(22)	1,468	1,426	3
Net income	$584	$733	(20)	$910	$865	5

Return on common equity	14%	16%		11%	9%
Overhead ratio	61	56		65	69
Equity (period-end and average)	$16,000	$18,000	(11)%	$16,000	$18,000	(11)%

(a)	For further information on mortgage fees and related income, see Note 16.
Quarterly results
Mortgage Banking net income was $584 million, a decrease of 20% from the prior year.
Net revenue was $1.8 billion, a decrease of 21% compared with the prior year. Noninterest revenue was $777 million, a decrease of 39% from the prior year. This decrease was driven by lower MSR risk management income, reflecting the absence of a positive $220 million model assumption update in the prior year, lower servicing revenue, largely driven by lower average third-party loans serviced and lower net production revenue, reflecting a lower repurchase benefit. See Note 16 for further information regarding changes in value of the MSR asset and related hedges.
The provision for credit losses was a benefit of $219 million, compared with a benefit of $188 million in the prior year, reflecting lower net charge-offs. The current-quarter provision reflected a $300 million reduction in the non credit-impaired allowance for loan losses, due to continued improvement in home prices and delinquencies. The prior-year included a $300 million reduction in the purchased credit-impaired allowance for loan losses. See Consumer Credit Portfolio on pages 46–51 for the net charge-off amounts and rates.
Noninterest expense was $1.1 billion, a decrease of 15% from the prior year, reflecting lower headcount-related expense and lower professional fees.

Year-to-date results
Mortgage Banking net income was $910 million, an increase of 5% from the prior year.
Net revenue was $3.6 billion, a decrease of 9% compared with the prior year. Noninterest revenue was $1.5 billion, a decrease of 18% from the prior year. This decrease was driven by lower servicing revenue, largely as a result of lower average third-party loans serviced and lower net production revenue, reflecting a lower repurchase benefit.
The provision for credit losses was a benefit of $215 million, compared with a benefit of $211 million in the prior year, reflecting lower net charge-offs, offset by a lower reduction in the allowance for loan losses. The current-year provision reflected a $400 million reduction in the non credit-impaired allowance for loan losses, due to continued improvement in home prices and delinquencies. The prior-year included a $500 million reduction allowance for loan losses, $300 million from the purchased credit-impaired allowance for loan losses and $200 million for the non credit-impaired allowance for loan losses. See Consumer Credit Portfolio on pages 46–51 for the net charge-off amounts and rates.
Noninterest expense was $2.3 billion, a decrease of 14% from the prior year, reflecting lower headcount-related expense and lower professional fees.

Supplemental information
	Three months ended June 30,			Six months ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change
Net interest income:
Mortgage Production and Mortgage Servicing	$139	$171	(19)%	$297	$360	(18)%
Real Estate Portfolios	917	882	4	1,815	1,780	2
Total net interest income	$1,056	$1,053	—	$2,112	$2,140	(1)

Noninterest expense:
Mortgage Production	$360	$414	(13)	$781	$890	(12)
Mortgage Servicing	466	550	(15)	1,048	1,131	(7)
Real Estate Portfolios	284	342	(17)	500	688	(27)
Total noninterest expense	$1,110	$1,306	(15)%	$2,329	$2,709	(14)%

Selected balance sheet data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change
Trading assets – loans (period-end)(a)	$6,700	$7,409	(10)%	$6,700	$7,409	(10)%
Trading assets – loans (average)(a)	7,068	6,593	7	7,528	7,017	7

Loans, excluding PCI loans
Period-end loans owned
Home equity	47,228	54,485	(13)	47,228	54,485	(13)
Prime mortgage, including option ARMs	107,001	70,495	52	107,001	70,495	52
Subprime mortgage	4,660	6,636	(30)	4,660	6,636	(30)
Other	435	510	(15)	435	510	(15)
Total period-end loans owned	159,324	132,126	21	159,324	132,126	21
Average loans owned
Home equity	48,148	55,329	(13)	49,072	56,167	(13)
Prime mortgage, including option ARMs	99,315	68,922	44	92,749	67,701	37
Subprime mortgage	4,735	6,754	(30)	4,851	6,880	(29)
Other	445	520	(14)	456	530	(14)
Total average loans owned	152,643	131,525	16	147,128	131,278	12

PCI loans
Period-end loans owned
Home equity	16,088	18,070	(11)	16,088	18,070	(11)
Prime mortgage	9,553	11,302	(15)	9,553	11,302	(15)
Subprime mortgage	3,449	3,947	(13)	3,449	3,947	(13)
Option ARMs	14,716	16,799	(12)	14,716	16,799	(12)
Total period-end loans owned	43,806	50,118	(13)	43,806	50,118	(13)
Average loans owned
Home equity	16,354	18,295	(11)	16,599	18,506	(10)
Prime mortgage	9,724	11,487	(15)	9,893	11,677	(15)
Subprime mortgage	3,490	4,001	(13)	3,546	4,064	(13)
Option ARMs	14,940	17,074	(12)	15,192	17,379	(13)
Total average loans owned	44,508	50,857	(12)	45,230	51,626	(12)

Total Mortgage Banking
Period-end loans owned
Home equity	63,316	72,555	(13)	63,316	72,555	(13)
Prime mortgage, including option ARMs	131,270	98,596	33	131,270	98,596	33
Subprime mortgage	8,109	10,583	(23)	8,109	10,583	(23)
Other	435	510	(15)	435	510	(15)
Total period-end loans owned	203,130	182,244	11	203,130	182,244	11
Average loans owned
Home equity	64,502	73,624	(12)	65,671	74,673	(12)
Prime mortgage, including option ARMs	123,979	97,483	27	117,834	96,757	22
Subprime mortgage	8,225	10,755	(24)	8,397	10,944	(23)
Other	445	520	(14)	456	530	(14)
Total average loans owned	197,151	182,382	8%	192,358	182,904	5%

(a)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value.

Credit data and quality statistics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Net charge-offs/(recoveries), excluding PCI loans(a)
Home equity	$69	$125	(45)%	$156	$291	(46)%
Prime mortgage, including option ARMs	11	(11)	NM	25	(15)	NM
Subprime mortgage	(1)	(5)	80	—	8	(100)
Other	2	3	(33)	4	5	(20)
Total net charge-offs/(recoveries), excluding PCI loans	81	112	(28)	185	289	(36)
Net charge-off/(recovery) rate, excluding PCI loans
Home equity	0.57%	0.91%		0.64%	1.04%
Prime mortgage, including option ARMs	0.04	(0.06)		0.05	(0.04)
Subprime mortgage	(0.08)	(0.30)		—	0.23
Other	1.80	2.31		1.77	1.90
Total net charge-off/(recovery) rate, excluding PCI loans	0.21	0.34		0.25	0.45
Net charge-off/(recovery) rate – reported(a)
Home equity	0.43	0.68		0.48	0.79
Prime mortgage, including option ARMs	0.04	(0.05)		0.04	(0.03)
Subprime mortgage	(0.05)	(0.19)		—	0.15
Other	1.80	2.31		1.77	1.90
Total net charge-off/(recovery) rate – reported	0.17	0.25		0.19	0.32

30+ day delinquency rate, excluding PCI loans(b)(c)	1.95	2.94		1.95	2.94
Allowance for loan losses, excluding PCI loans	$1,788	$2,388	(25)	$1,788	$2,388	(25)
Allowance for PCI loans(a)	3,215	3,749	(14)	3,215	3,749	(14)
Allowance for loan losses	5,003	6,137	(18)	5,003	6,137	(18)
Nonperforming assets(d)(e)	5,630	6,919	(19)%	5,630	6,919	(19)%
Allowance for loan losses to period-end loans retained	2.48%	3.39%		2.48%	3.39%
Allowance for loan losses to period-end loans retained, excluding PCI loans	1.13	1.82		1.13	1.82

(a)
Net charge-offs and the net charge-off rates excluded $55 million and $48 million, write-offs in the PCI portfolio for the three months ended June 30, 2015 and 2014, respectively, and $110 million and $109 million of write-offs in the PCI portfolio for the six months ended June 30, 2015 and 2014. These write-offs decreased the allowance for loan losses for PCI loans. For further information on PCI write-offs, see Allowance for Credit Losses on pages 58–60.

(b)
At June 30, 2015 and 2014, excluded mortgage loans insured by U.S. government agencies of $8.8 billion and $9.6 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee. For further discussion, see Note 13 which summarizes loan delinquency information.

(c)	The 30+ day delinquency rate for PCI loans was 11.65% and 14.08%, at June 30, 2015, and 2014, respectively.

(d)
At June 30, 2015 and 2014, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.0 billion and $8.1 billion, respectively, that are 90 or more days past due and (2) real estate owned (“REO”) insured by U.S. government agencies of $384 million and $528 million, respectively. These amounts have been excluded based upon the government guarantee.

(e)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

Business metrics
	As of or for the three months ended June 30,					As of or for the six months ended June 30,
(in billions, except ratios)	2015		2014		Change	2015		2014		Change
Mortgage origination volume by channel
Retail	$9.8		$7.2		36%	$17.9		$13.9		29%
Correspondent	19.5		9.6		103	36.1		19.9		81
Total mortgage origination volume(a)	29.3		16.8		74	54.0		33.8		60

Total loans serviced (period-end)	917.0		980.4		(6)	917.0		980.4		(6)
Third-party mortgage loans serviced (period-end)	723.4		786.2		(8)	723.4		786.2		(8)
Third-party mortgage loans serviced (average)	723.5		794.7		(9)	730.5		802.0		(9)
MSR carrying value (period-end)	7.6		8.3		(8)%	7.6		8.3		(8)%
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	1.05%		1.06%			1.05%		1.06%
Ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average)	0.35		0.36			0.35		0.37
MSR revenue multiple(b)	3.00	x	2.94	x		3.00	x	2.86	x

(a)
Firmwide mortgage origination volume was $31.7 billion and $18.0 billion for the three months ended June 30, 2015, and 2014, respectively, and $58.3 billion and $36.2 billion for the six months ended June 30, 2015, and 2014, respectively.

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

On June 11, 2015, the Firm signed an Amended Mortgage Banking Consent Order focused on the subset of ten items that must be resolved to complete the requirements of the Consent Orders with the OCC and Federal Reserve. The Firm has completed its work on those items and is awaiting confirmation by the banking regulators of its satisfactory compliance with the items in the Amended Consent Order. The Amended Consent Order also requires a supervisory non-objection before the Firm may acquire new contracts to perform mortgage servicing rights; outsource or subservice new mortgage servicing activities; offshore new mortgage servicing activities; or appoint senior officers in mortgage servicing.
The mortgage servicing Consent Orders and settlements are subject to ongoing oversight by the Mortgage Compliance Committee of the Firm’s Board of Directors. In addition, certain of the Consent Orders and settlements are the subject of ongoing reporting to various regulators and independent overseers. The Firm’s compliance with certain of these settlements is detailed in periodic reports published by the independent overseers.

Card, Commerce Solutions & Auto (“Card”)

Selected financial statement data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Revenue
Card income	$1,070	$1,080	(1)%	$1,990	$2,052	(3)%
All other income	378	293	29	752	572	31
Noninterest revenue	1,448	1,373	5	2,742	2,624	4
Net interest income	3,251	3,211	1	6,554	6,498	1
Total net revenue	4,699	4,584	3	9,296	9,122	2

Provision for credit losses	853	974	(12)	1,719	1,737	(1)

Noninterest expense(a)	2,044	2,124	(4)	4,057	4,093	(1)
Income before income tax expense	1,802	1,486	21	3,520	3,292	7
Net income	$1,118	$859	30	$2,183	$1,957	12

Return on common equity	23%	18%		23%	20%
Overhead ratio	43	46		44	45
Equity (period-end and average)	$18,500	$19,000	(3)%	$18,500	$19,000	(3)%
Note: Chase Commerce Solutions, formerly known as Merchant Services, includes Chase Paymentech, ChaseNet and Chase Offers businesses.

(a)
Included operating lease depreciation expense of $348 million and $284 million for the three months ended June 30, 2015 and 2014, respectively, and $674 million and $558 million for the six months ended June 30, 2015 and 2014, respectively.

Quarterly results
Card net income was $1.1 billion, an increase of 30% compared with the prior year, driven by lower provision for credit losses, higher net revenue and lower noninterest expense.
Net revenue was $4.7 billion, an increase of 3% compared with the prior year. Net interest income was $3.3 billion, up 1% from the prior year, driven by higher average loan balances and lower reversals of interest and fees due to lower net charge-offs in Credit Card, largely offset by spread compression. Noninterest revenue was $1.4 billion, up 5% compared with the prior year, driven by higher Auto lease income and net interchange income from higher sales volume, partially offset by higher amortization of new account origination costs.
The provision for credit losses was $853 million, compared with $974 million in the prior year, reflecting lower net charge-offs, partially offset by a lower reduction in the allowance for loan losses. The current-quarter provision reflected a $26 million reduction in the allowance for loan losses, primarily due to runoff in the student loan portfolio. The prior year included a $53 million reduction in the allowance for loan losses.
Noninterest expense was $2.0 billion, down 4% from the prior year, driven by lower legal and marketing expense, partially offset by higher auto lease depreciation.

Year-to-date results
Card net income was $2.2 billion, an increase of 12% compared with the prior year, driven by higher net revenue.
Net revenue was $9.3 billion, an increase of 2% compared with the prior year. Net interest income was $6.6 billion, up 1% from the prior year, driven by higher loan balances, predominantly offset by spread compression. Noninterest revenue was $2.7 billion, up 4% compared with the prior year, driven by higher Auto lease income and net interchange income from higher sales volume, partially offset by higher amortization of new account origination costs.
The provision for credit losses was $1.7 billion, down 1% compared with the prior year, reflecting lower net charge-offs, predominantly offset by a lower reduction in the allowance for loan losses. The current-year provision reflected a $51 million reduction in the allowance for loan losses, primarily due to runoff in the student loan portfolio. The prior year included a $303 million reduction in the allowance for loan losses.
Noninterest expense was $4.1 billion, down 1% from the prior year driven by lower legal expense, offset by higher auto lease depreciation.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios and where otherwise noted)	2015	2014	Change	2015	2014	Change
Selected balance sheet data (period-end)
Loans:
Credit Card	$126,025	$126,129	—	$126,025	$126,129	—
Auto	56,330	53,042	6	56,330	53,042	6
Student	8,763	9,992	(12)	8,763	9,992	(12)
Total loans	$191,118	$189,163	1	$191,118	$189,163	1
Auto operating lease assets	7,742	6,098	27	7,742	$6,098	27
Selected balance sheet data (average)
Total assets	$204,596	$200,710	2	$204,262	$201,238	2
Loans:
Credit Card	124,539	123,679	1	124,780	123,471	1
Auto	55,800	52,818	6	55,405	52,780	5
Student	8,907	10,155	(12)	9,057	10,301	(12)
Total loans	$189,246	$186,652	1	$189,242	$186,552	1
Auto operating lease assets	7,437	5,939	25	7,170	5,796	24
Business metrics
Credit Card, excluding Commercial Card
Sales volume (in billions)	$125.7	$118.0	7	$238.5	$222.5	7
New accounts opened	2.1	2.1	—	4.2	4.2	—
Open accounts	62.8	65.8	(5)	62.8	65.8	(5)
Accounts with sales activity	32.6	31.8	3	32.6	31.8	3
% of accounts acquired online	62%	54%		62%	53%
Commerce Solutions (Chase Paymentech Solutions)
Merchant processing volume (in billions)	$234.1	$209.0	12	$455.3	$404.4	13
Total transactions (in billions)	10.1	9.3	9	19.9	18.4	8
Auto
Loan and lease origination volume (in billions)	$7.8	$7.1	10%	$15.1	$13.8	9%

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Credit data and quality statistics
Net charge-offs:
Credit Card	$800	$885	(10)%	$1,589	$1,773	(10)%
Auto	32	29	10	83	70	19
Student	46	113	(59)	97	197	(51)
Total net charge-offs	$878	$1,027	(15)	$1,769	$2,040	(13)
Net charge-off rate:
Credit Card(a)	2.61%	2.88%		2.61%	2.90%
Auto	0.23	0.22		0.30	0.27
Student	2.07	4.46		2.16	3.86
Total net charge-off rate	1.88	2.21		1.91	2.21
Delinquency rates
30+ day delinquency rate:
Credit Card(b)	1.29	1.41		1.29	1.41
Auto	0.95	0.93		0.95	0.93
Student(c)	2.00	2.67		2.00	2.67
Total 30+ day delinquency rate	1.22	1.34		1.22	1.34
90+ day delinquency rate – Credit Card(b)	0.63	0.69		0.63	0.69
Nonperforming assets(d)	$374	$301	24	$374	$301	24
Allowance for loan losses:
Credit Card	$3,434	$3,594	(4)	$3,434	$3,594	(4)
Auto & Student	698	850	(18)	698	850	(18)
Total allowance for loan losses	$4,132	$4,444	(7)%	$4,132	$4,444	(7)%
Allowance for loan losses to period-end loans:
Credit Card(b)	2.75%	2.86%		2.75%	2.86%
Auto & Student	1.07	1.35		1.07	1.35
Total allowance for loan losses to period-end loans	2.18	2.36		2.18	2.36

(a)
Average credit card loans included loans held-for-sale of $1.8 billion and $405 million for the three months ended June 30, 2015 and 2014, respectively, and $2.2 billion and $360 million for the six months ended June 30, 2015 and 2014, respectively. These amounts are excluded when calculating the net charge-off rate.

(b)
Period-end credit card loans included loans held-for-sale of $1.3 billion and $508 million at June 30, 2015 and 2014, respectively. These amounts were excluded when calculating delinquency rates and the allowance for loan losses to period-end loans.

(c)
Excluded student loans insured by U.S. government agencies under the FFELP of $546 million and $630 million at June 30, 2015 and 2014, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(d)
Nonperforming assets excluded student loans insured by U.S. government agencies under the FFELP of $282 million and $316 million at June 30, 2015 and 2014, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

Card Services supplemental information
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Revenue
Noninterest revenue	$980	$982	—	$1,838	$1,866	(2)%
Net interest income	2,855	2,789	2	5,756	5,639	2
Total net revenue	3,835	3,771	2	7,594	7,505	1

Provision for credit losses	800	885	(10)	1,589	1,573	1

Noninterest expense	1,478	1,625	(9)	2,940	3,090	(5)
Income before income tax expense	1,557	1,261	23	3,065	2,842	8
Net income	$965	$724	33%	$1,900	$1,689	12%

Percentage of average loans:
Noninterest revenue	3.16%	3.18%		2.97%	3.05%
Net interest income	9.20	9.04		9.30	9.21
Total net revenue	12.35	12.23		12.27	12.26

CORPORATE & INVESTMENT BANK
For a discussion of the business profile of CIB, see pages 92–96 of JPMorgan Chase’s 2014 Annual Report and Line of Business Metrics on pages 180–181.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Revenue
Investment banking fees	$1,825	$1,773	3%	$3,586	$3,217	11%
Principal transactions	2,657	2,782	(4)	6,139	5,668	8
Lending- and deposit-related fees	400	449	(11)	797	893	(11)
Asset management, administration and commissions	1,181	1,186	—	2,335	2,365	(1)
All other income	170	329	(48)	450	602	(25)
Noninterest revenue	6,233	6,519	(4)	13,307	12,745	4
Net interest income	2,490	2,746	(9)	4,998	5,362	(7)
Total net revenue(a)	8,723	9,265	(6)	18,305	18,107	1

Provision for credit losses	50	(84)	NM	19	(35)	NM

Noninterest expense
Compensation expense	2,656	2,757	(4)	5,679	5,627	1
Noncompensation expense	2,481	3,301	(25)	5,115	6,035	(15)
Total noninterest expense	5,137	6,058	(15)	10,794	11,662	(7)
Income before income tax expense	3,536	3,291	7	7,492	6,480	16
Income tax expense	1,195	1,160	3	2,614	2,224	18
Net income	$2,341	$2,131	10%	$4,878	$4,256	15%
Financial ratios
Return on common equity	14%	13%		15%	13%
Overhead ratio	59	65		59	64%
Compensation expense as a percentage of total net revenue	30	30		31	31

(a)
Included tax-equivalent adjustments, predominantly due to income tax credits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; as well as tax-exempt income from municipal bond investments of $396 million and $371 million for the three months ended June 30, 2015 and 2014, respectively, and $828 million and $739 million for the six months ended June 30, 2015 and 2014, respectively.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change
Revenue by business
Investment banking revenue(a)	$1,746	$1,676	4%	$3,376	$3,021	12%
Treasury Services(b)	901	924	(2)	1,831	1,851	(1)
Lending(b)	302	446	(32)	737	876	(16)
Total Banking(a)	2,949	3,046	(3)	5,944	5,748	3
Fixed Income Markets(a)	2,931	3,704	(21)	7,085	7,635	(7)
Equity Markets(a)	1,576	1,243	27	3,227	2,615	23
Securities Services	995	1,147	(13)	1,929	2,169	(11)
Credit Adjustments & Other(c)	272	125	118	120	(60)	NM
Total Markets & Investor Services(a)	5,774	6,219	(7)	12,361	12,359	—
Total net revenue	$8,723	$9,265	(6)%	$18,305	$18,107	1%

(a)
Effective in the second quarter of 2015, Investment banking revenue (formerly Investment banking fees) incorporates all revenue associated with investment banking activities, and is reported net of investment banking revenue shared with other lines of business; previously such shared revenue had been reported in Fixed Income Markets and Equity Markets. Prior period amounts have been revised to conform with the current period presentation.

(b)
Effective in the second quarter of 2015, Trade Finance revenue was transferred from Treasury Services to Lending. Prior period amounts have been revised to conform with the current period presentation.

(c)
Consists primarily of credit valuation adjustments (“CVA”) managed by the credit portfolio group, and funding valuation adjustments (“FVA”) and debit valuation adjustments (“DVA”) on OTC derivatives and structured notes. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets.

Quarterly results
Net income was $2.3 billion, up 10%, compared with $2.1 billion in the prior year.
Banking revenue was $2.9 billion, down 3% from the prior year, on lower lending revenue. Investment banking revenue was up 4% compared with the prior year. Advisory fees were up 17% driven by a greater share of fees for completed transactions and growth in industry-wide fee levels. Debt underwriting fees were up 1% reflecting a higher share of fees for high grade bond issuance. Equity underwriting fees were down 5% as industry wide IPO volumes declined. Treasury Services revenue was $901 million, down 2% compared with the prior year, driven by lower net interest income largely offset by higher noninterest revenue. Lending revenue was $302 million, down 32% from the prior year, largely reflecting losses on securities received from restructurings.
Markets & Investor Services revenue was $5.8 billion, down 7% from the prior year. Fixed Income Markets revenue of $2.9 billion was down 21% from the prior year predominantly driven by the impact of business simplification, continued weakness in Credit and Securitized Products and lower revenue in Currencies & Emerging Markets, partially offset by strength in Rates. Equity Markets revenue of $1.6 billion was up 27% primarily on higher derivatives and cash revenue, with strong performance in Asia. Credit Adjustments & Other was a gain of $272 million, primarily driven by net FVA/DVA gains due to wider spreads.
Noninterest expense was $5.1 billion, down 15% from the prior year, driven by business simplification, lower legal expense and lower compensation expense.
The provision for credit losses was $50 million, compared with a benefit of $84 million from the prior year, reflecting higher allowance for loan losses, including the impact of select downgrades within the Oil & Gas portfolio.

Year-to-date results
Net income was $4.9 billion, up 15% compared with $4.3 billion in the prior year. These results reflected both lower noninterest expense of 7% and higher net revenue of 1%. Net revenue was $18.3 billion compared with $18.1 billion in the prior year.
Banking revenue was $5.9 billion, up 3% from the prior year. Investment banking revenue was $3.4 billion, up 12% from the prior year. The increase was primarily driven by higher advisory and debt underwriting fees. Advisory fees of $1.0 billion were up 29% driven by the combined impact of a greater share of fees for completed transactions and growth in industry-wide fee levels. Debt underwriting fees were $1.7 billion, up 7%, primarily driven by the combined impact of a higher share of fees for high grade bond issuance and growth in industry-wide fee levels. Equity underwriting fees of $851 million were up 3% on a higher share of fees compared with the prior year. Treasury Services revenue was $1.8 billion, down 1% compared with the prior year, primarily driven by lower net interest income. Lending revenue was $737 million, down from $876 million in the prior year, primarily driven by losses on securities received from restructurings, as well as lower trade finance revenue.
Markets & Investor Services revenue was $12.4 billion, flat compared with the prior year. Fixed Income Markets revenue of $7.1 billion was down 7% from the prior year driven by business simplification and weakness in Credit and Securitized Products, largely offset by higher revenue in Rates and Currencies & Emerging Markets. Equity Markets revenue of $3.2 billion was up 23% on higher derivatives and cash revenue. Credit Adjustments & Other was a gain of $120 million, primarily driven by net CVA gains, compared with a loss in the prior year.
Noninterest expense was $10.8 billion, down 7% from the prior year, primarily driven by business simplification and lower legal expense.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2015	2014	Change	2015	2014	Change
Selected balance sheet data (period-end)
Assets	$819,745	$872,947	(6)%	$819,745	$872,947	(6)%
Loans:
Loans retained(a)	96,579	99,733	(3)	96,579	99,733	(3)
Loans held-for-sale and loans at fair value	7,211	9,048	(20)	7,211	9,048	(20)
Total loans	103,790	108,781	(5)	103,790	108,781	(5)
Core loans	103,235	104,520	(1)	103,235	104,520	(1)
Equity	62,000	61,000	2	62,000	61,000	2
Selected balance sheet data (average)
Assets	$845,225	$846,142	—	$855,220	$848,791	1
Trading assets-debt and equity instruments	317,385	317,054	—	314,837	311,627	1
Trading assets-derivative receivables	68,949	59,560	16	73,128	61,811	18
Loans:
Loans retained(a)	94,711	96,750	(2)	96,900	96,277	1
Loans held-for-sale and loans at fair value	5,504	8,891	(38)	4,786	8,491	(44)
Total loans	100,215	105,641	(5)	101,686	104,768	(3)
Equity	62,000	61,000	2	62,000	61,000	2
Headcount(b)	49,367	51,554	(4)%	49,367	51,554	(4)%

(a)	Loans retained includes credit portfolio loans, trade finance loans, other held-for-investment loans and overdrafts.

(b)
Effective in the second quarter of 2015, certain technology staff were transferred from CIB to CB; previously reported headcount has been revised to conform with the current presentation. As the related expense for these staff is not material, prior period expenses have not been revised. Prior to the second quarter of 2015 compensation expense related to this headcount was recorded in the CIB, with an allocation to CB (reported in noncompensation expense); commencing with the second quarter, such expense will be recorded as compensation expense in CB and accordingly total noninterest expense related to this headcount in both CB and CIB will remain unchanged.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios and where otherwise noted)	2015	2014	Change	2015	2014	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$(15)	$(4)	(275)%	$(26)	$(5)	(420)%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)(b)	324	111	192	324	111	192
Nonaccrual loans held-for-sale and loans at fair value	12	167	(93)	12	167	(93)
Total nonaccrual loans	336	278	21	336	278	21
Derivative receivables	256	361	(29)	256	361	(29)
Assets acquired in loan satisfactions	60	106	(43)	60	106	(43)
Total nonperforming assets	652	745	(12)	652	745	(12)
Allowance for credit losses:
Allowance for loan losses	1,086	1,112	(2)	1,086	1,112	(2)
Allowance for lending-related commitments	437	479	(9)	437	479	(9)
Total allowance for credit losses	1,523	1,591	(4)%	1,523	1,591	(4)%
Net charge-off/(recovery) rate(a)	(0.06)%	(0.02)%		(0.05)%	(0.01)%
Allowance for loan losses to period-end loans retained(a)	1.12	1.11		1.12	1.11
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(c)	1.73	1.80		1.73	1.80
Allowance for loan losses to nonaccrual loans retained(a)(b)	335	1,002		335	1,002
Nonaccrual loans to total period-end loans	0.32%	0.26%		0.32%	0.26%

(a)	Loans retained includes credit portfolio loans, trade finance loans, other held-for-investment loans and overdrafts.

(b)	Allowance for loan losses of $64 million and $22 million were held against these nonaccrual loans at June 30, 2015 and 2014, respectively.

(c)
Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Business metrics
	Three months ended June 30,			Six months ended June 30,
(in millions, except where otherwise noted)	2015	2014	Change	2015	2014	Change
Advisory	$466	$397	17%	$1,008	$780	29%
Equity underwriting	452	477	(5)	851	830	3
Debt underwriting	907	899	1	1,727	1,607	7
Total investment banking fees	$1,825	$1,773	3%	$3,586	$3,217	11%

League table results – wallet share
	Six months ended June 30, 2015		Full-year 2014
	Share	Rank	Share	Rank
Based on fees(a)
Debt, equity and equity-related
Global	8.0%	#1	7.6%	#1
U.S.	11.8	1	10.7	1
Long-term debt(b)
Global	8.6	1	8.0	1
U.S.	11.7	1	11.6	1
Equity and equity-related
Global(c)	7.4	2	7.1	3
U.S.	12.0	1	9.6	2
M&A(d)
Global	8.9	2	8.0	2
U.S.	10.4	2	9.8	2
Loan syndications
Global	8.5	1	9.3	1
U.S.	11.2	1	13.1	1
Global investment banking fees(e)	8.3%	#1	8.1%	#1

League table results – volumes
	Six months ended June 30, 2015		Full-year 2014
	Share	Rank	Share	Rank
Based on volumes(f)
Debt, equity and equity-related
Global	7.3%	#1	6.8%	#1
U.S.	12.3	1	11.8	1
Long-term debt(b)
Global	7.3	1	6.7	1
U.S.	11.7	1	11.3	1
Equity and equity-related
Global(c)	7.6	2	7.5	3
U.S.	13.7	1	11.0	2
M&A announced(d)
Global	24.4	3	20.5	2
U.S.	29.6	3	25.2	3
Loan syndications
Global	11.1	1	12.3	1
U.S.	16.5%	#1	19.0%	#1

(a)	Source: Dealogic. Reflects the ranking of revenue wallet and market share

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

Business metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2015	2014	Change	2015	2014	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$12,134	$12,579	(4)%	$12,134	$12,579	(4)%
Equity	6,652	7,275	(9)	6,652	7,275	(9)
Other(a)	1,711	1,805	(5)	1,711	1,805	(5)
Total AUC	$20,497	$21,659	(5)	$20,497	$21,659	(5)
Client deposits and other third party liabilities (average)	$401,280	$403,268	—	$422,607	$407,884	4
Trade finance loans (period-end)	21,195	28,291	(25)%	21,195	28,291	(25)%

(a)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

International metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2015	2014	Change	2015	2014	Change
Total net revenue(a)
Europe/Middle East/Africa	$2,685	$3,410	(21)%	$6,181	$6,446	(4)%
Asia/Pacific	1,358	1,127	20	2,621	2,172	21
Latin America/Caribbean	220	290	(24)	551	566	(3)
Total international net revenue	4,263	4,827	(12)	9,353	9,184	2
North America	4,460	4,438	—	8,952	8,923	—
Total net revenue	$8,723	$9,265	(6)	$18,305	$18,107	1

Loans (period-end)(a)
Europe/Middle East/Africa	$25,874	$29,831	(13)	$25,874	$29,831	(13)
Asia/Pacific	17,430	25,004	(30)	17,430	25,004	(30)
Latin America/Caribbean	8,768	8,811	—	8,768	8,811	—
Total international loans	52,072	63,646	(18)	52,072	63,646	(18)
North America	44,507	36,087	23	44,507	36,087	23
Total loans	$96,579	$99,733	(3)	$96,579	$99,733	(3)

Client deposits and other third-party liabilities (average)(a)
Europe/Middle East/Africa	$149,055	$147,859	1	$154,217	$147,205	5
Asia/Pacific	64,860	65,387	(1)	67,872	63,165	7
Latin America/Caribbean	23,518	23,619	—	23,480	22,834	3
Total international	$237,433	$236,865	—	$245,569	$233,204	5
North America	163,847	166,403	(2)	177,038	174,680	1
Total client deposits and other third-party liabilities	$401,280	$403,268	—	$422,607	$407,884	4

AUC (period-end) (in billions)(a)
North America	$12,068	$11,764	3	$12,068	$11,764	3
All other regions	8,429	9,895	(15)	8,429	9,895	(15)
Total AUC	$20,497	$21,659	(5)%	$20,497	$21,659	(5)%

(a)
Total net revenue is based predominantly on the domicile of the client or location of the trading desk, as applicable. Loans outstanding (excluding loans held-for-sale and loans at fair value), client deposits and other third-party liabilities, and AUC are based predominantly on the domicile of the client.

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 97–99 of JPMorgan Chase’s 2014 Annual Report and Line of Business Metrics on page 181.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change
Revenue
Lending- and deposit-related fees	$242	$252	(4)%	$479	$498	(4)%
Asset management, administration and commissions	22	26	(15)	46	49	(6)
All other income(a)	345	299	15	720	588	22
Noninterest revenue	609	577	6	1,245	1,135	10
Net interest income	1,130	1,154	(2)	2,236	2,274	(2)
Total net revenue(b)	1,739	1,731	—	3,481	3,409	2
Provision for credit losses	182	(67)	NM	243	(62)	NM
Noninterest expense
Compensation expense	308	292	5	617	599	3
Noncompensation expense	395	383	3	795	762	4
Total noninterest expense	703	675	4	1,412	1,361	4
Income before income tax expense	854	1,123	(24)	1,826	2,110	(13)
Income tax expense	329	446	(26)	703	839	(16)
Net income	$525	$677	(22)%	$1,123	$1,271	(12)%

(a)	Includes revenue from investment banking products and commercial card transactions.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income from municipal bond activity of $115 million and $105 million for the three months ended June 30, 2015 and 2014, respectively, and $228 million and $209 million for the six months ended June 30, 2015 and 2014, respectively.

Quarterly results
Net income was $525 million, a decrease of 22% compared with the prior year, driven by a higher provision for credit losses.
Net revenue was $1.7 billion, flat compared with the prior year. Net interest income was $1.1 billion, down 2% compared with the prior year, reflecting spread compression, largely offset by higher lending balances. Noninterest revenue was $609 million, up 6% compared with the prior year, driven by higher investment banking revenue.
Noninterest expense was $703 million, up 4% compared with the prior year, driven by higher investment in controls.
The provision for credit losses was $182 million, $249 million higher than the prior year, driven by an increase in the allowance for loan losses due to select downgrades.

Year-to-date results
Net income was $1.1 billion, a decrease of 12% compared with the prior year, driven by a higher provision for credit losses and higher noninterest expense, offset by higher investment banking revenue.
Net revenue was $3.5 billion, up 2% compared with prior year. Net interest income was $2.2 billion, down 2% compared with the prior year, reflecting spread compression, largely offset by higher lending and deposit balances.
Noninterest expense was $1.4 billion, up 4% compared with the prior year, driven by higher investment in controls.
The provision for credit losses was $243 million, $305 million higher than the prior year, predominantly related to an increase in the allowance for loan losses due to select downgrades.

Selected metrics
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Revenue by product
Lending(a)	$867	$850	2%	$1,692	$1,687	—%
Treasury services(a)	646	687	(6)	1,293	1,354	(5)
Investment banking	196	166	18	444	312	42
Other(a)	30	28	7	52	56	(7)
Total Commercial Banking net revenue	$1,739	$1,731	—	$3,481	$3,409	2

Investment banking revenue, gross(b)	$589	$481	22	$1,342	$928	45

Revenue by client segment
Middle Market Banking(c)	$688	$713	(4)	$1,365	$1,413	(3)
Corporate Client Banking(c)	532	494	8	1,096	956	15
Commercial Term Lending	318	313	2	626	627	—
Real Estate Banking	117	132	(11)	233	251	(7)
Other	84	79	6	161	162	(1)
Total Commercial Banking net revenue	$1,739	$1,731	—%	$3,481	$3,409	2%

Financial ratios
Return on common equity	14%	19%		15%	18%
Overhead ratio	40	39		41	40

(a)
Effective in the second quarter of 2015, Commercial Card and Chase Commerce Solutions/Paymentech product revenue was reclassified from Lending and Other, respectively, to Treasury Services. Prior period amounts were revised to conform with the current period presentation.

(b)	Represents the total revenue from investment banking products sold to CB clients.

(c)
Effective in the first quarter of 2015, mortgage warehouse lending clients were transferred from Middle Market Banking to Corporate Client Banking. Prior period revenue, period-end loans, and average loans by client segment were revised to conform with the current period presentation.

Selected metrics (continued)
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2015	2014	Change	2015	2014	Change
Selected balance sheet data (period-end)
Total assets	$201,377	$192,523	5%	$201,377	$192,523	5%
Loans:
Loans retained	157,947	141,181	12	157,947	141,181	12
Loans held-for-sale and loans at fair value	1,506	1,094	38	1,506	1,094	38
Total loans	$159,453	$142,275	12	$159,453	$142,275	12
Core loans	158,568	140,887	13	158,568	140,887	13
Equity	14,000	14,000	—	14,000	14,000	—

Period-end loans by client segment
Middle Market Banking(a)	$51,713	$51,435	1	$51,713	$51,435	1
Corporate Client Banking(a)	30,171	23,397	29	30,171	23,397	29
Commercial Term Lending	58,314	50,986	14	58,314	50,986	14
Real Estate Banking	14,231	11,903	20	14,231	11,903	20
Other	5,024	4,554	10	5,024	4,554	10
Total Commercial Banking loans	$159,453	$142,275	12	$159,453	$142,275	12

Selected balance sheet data (average)
Total assets	$198,740	$192,363	3	$197,341	$192,554	2
Loans:
Loans retained	155,110	139,848	11	152,435	138,259	10
Loans held-for-sale and loans at fair value	870	982	(11)	715	1,010	(29)
Total loans	$155,980	$140,830	11	$153,150	$139,269	10
Client deposits and other third-party liabilities	197,004	199,979	(1)	203,489	201,453	1
Equity	14,000	14,000	—	14,000	14,000	—

Average loans by client segment
Middle Market Banking(a)	$51,440	$51,352	—	$50,991	$51,014	—
Corporate Client Banking(a)	28,986	22,846	27	27,826	22,379	24
Commercial Term Lending	56,814	50,451	13	55,790	49,926	12
Real Estate Banking	13,732	11,724	17	13,603	11,567	18
Other	5,008	4,457	12	4,940	4,383	13
Total Commercial Banking loans	$155,980	$140,830	11	$153,150	$139,269	10

Headcount(b)	7,568	7,330	3%	7,568	7,330	3%

(a)
Effective in the first quarter of 2015, mortgage warehouse lending clients were transferred from Middle Market Banking to Corporate Client Banking. Prior period revenue, period-end loans, and average loans by client segment were revised to conform with the current period presentation.

(b)
Effective in the second quarter of 2015, certain technology staff were transferred from CIB to CB; previously reported headcount has been revised to conform with the current presentation. As the related expense for these staff is not material, prior period expenses have not been revised. Prior to the second quarter of 2015, compensation expense related to this headcount was recorded in the CIB, with an allocation to CB (reported in noncompensation expense); commencing with the second quarter, such expense will be recorded as compensation expense in CB and accordingly total noninterest expense related to this headcount in both CB and CIB will remain unchanged.

Selected metrics (continued)
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$(4)	$(26)	85%	$7	$(40)	NM
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	384	429	(10)	384	429	(10)%
Nonaccrual loans held-for-sale and loans at fair value	14	17	(18)	14	17	(18)
Total nonaccrual loans	398	446	(11)	398	446	(11)
Assets acquired in loan satisfactions	5	12	(58)	5	12	(58)
Total nonperforming assets	403	458	(12)	403	458	(12)
Allowance for credit losses:
Allowance for loan losses	2,705	2,637	3	2,705	2,637	3
Allowance for lending-related commitments	163	155	5	163	155	5
Total allowance for credit losses	2,868	2,792	3%	2,868	2,792	3%
Net charge-off/(recovery) rate(b)	(0.01)%	(0.07)%		0.01%	(0.06)%
Allowance for loan losses to period-end loans retained	1.71	1.87		1.71	1.87
Allowance for loan losses to nonaccrual loans retained(a)	704	615		704	615
Nonaccrual loans to period-end total loans	0.25	0.31		0.25	0.31

(a)	Allowance for loan losses of $42 million and $75 million was held against nonaccrual loans retained at June 30, 2015 and 2014, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/ (recovery) rate.

ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 100–102 of JPMorgan Chase’s 2014 Annual Report and Line of Business Metrics on pages 181–182.

Selected income statement data
(in millions, except ratios and headcount)	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Revenue
Asset management, administration and commissions	$2,381	$2,242	6%	$4,610	$4,342	6%
All other income	163	138	18	318	256	24
Noninterest revenue	2,544	2,380	7	4,928	4,598	7
Net interest income	631	602	5	1,252	1,184	6
Total net revenue	3,175	2,982	6	6,180	5,782	7

Provision for credit losses	—	1	(100)	4	(8)	NM

Noninterest expense
Compensation expense	1,299	1,231	6	2,588	2,487	4
Noncompensation expense	1,107	831	33	1,993	1,650	21
Total noninterest expense	2,406	2,062	17	4,581	4,137	11

Income before income tax expense	769	919	(16)	1,595	1,653	(4)
Income tax expense	318	350	(9)	642	630	2
Net income	$451	$569	(21)	$953	$1,023	(7)

Revenue by line of business
Global Investment Management	$1,670	$1,560	7	$3,203	$2,978	8
Global Wealth Management	1,505	1,422	6	2,977	2,804	6
Total net revenue	$3,175	$2,982	6	$6,180	$5,782	7

Financial ratios
Return on common equity	19%	25%		21%	22%
Overhead ratio	76	69		74	72
Pretax margin ratio:
Global Investment Management	26	32		28	29
Global Wealth Management	22	29		24	28
Asset Management	24	31		26	29

Headcount	20,237	20,322	—	20,237	20,322	—

Number of client advisors	2,746	2,828	(3)%	2,746	2,828	(3)%
Quarterly results
Net income was $451 million, a decrease of 21%, reflecting higher noninterest expense, largely offset by higher revenue.
Net revenue was $3.2 billion, an increase of 6%. Net interest income was $631 million, up 5%, driven by higher loan and deposit balances. Noninterest revenue was $2.5 billion, up 7%, on higher market levels and net client inflows into assets under management.
Noninterest expense was $2.4 billion, an increase of 17%, due to higher legal expense, the impact of a loss from a held-for-sale asset and continued investment in both infrastructure and controls.

Year-to-date results
Net income was $1.0 billion, a decrease of 7%, reflecting higher noninterest expense, predominantly offset by higher revenue.
Net revenue was $6.2 billion, an increase of 7%. Net interest income was $1.3 billion, up 6%, driven by higher loan and deposit balances. Noninterest revenue was $4.9 billion, up 7%, on net client inflows into assets under management and higher market levels.
Noninterest expense was $4.6 billion, an increase of 11%, due to higher legal expense, the impact of a loss from a held-for-sale asset and continued investment in both infrastructure and controls.

Selected metrics	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ranking data and ratios)	2015	2014	Change	2015	2014	Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	54%	51%		54%	51%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	78	48		78	48
3 years	64	67		64	67
5 years	78	69		78	69

Selected balance sheet data (period-end)
Total assets	$134,059	$128,362	4%	$134,059	$128,362	4%
Loans(c)	109,336	100,907	8	109,336	100,907	8
Core loans	109,336	100,907	8	109,336	100,907	8
Deposits	141,179	145,655	(3)	141,179	145,655	(3)
Equity	9,000	9,000	—	9,000	9,000	—

Selected balance sheet data (average)
Total assets	$130,548	$125,492	4	$128,424	$124,088	3
Loans	107,250	98,695	9	105,279	97,186	8
Deposits	152,563	147,747	3	155,386	148,585	5
Equity	9,000	9,000	—	9,000	9,000	—

Credit data and quality statistics
Net charge-offs	$(1)	$(13)	92	$2	$(8)	NM
Nonaccrual loans	209	182	15	209	182	15
Allowance for credit losses:
Allowance for loan losses	273	276	(1)	273	276	(1)
Allowance for lending-related commitments	5	5	—	5	5	—
Total allowance for credit losses	278	281	(1)%	278	281	(1)%
Net charge-off rate	—	(0.05)%		—	(0.02)%
Allowance for loan losses to period-end loans	0.25	0.27		0.25	0.27
Allowance for loan losses to nonaccrual loans	131	152		131	152
Nonaccrual loans to period-end loans	0.19	0.18		0.19	0.18

(a)
Represents the “overall star rating” derived from Morningstar for the U.S., the U.K., Luxembourg, Hong Kong and Taiwan domiciled funds; and Nomura “star rating” for Japan domiciled funds. Includes only Global Investment Management retail open ended mutual funds that have a rating. Excludes money market funds, Undiscovered Managers Fund, and Brazil and India domiciled funds.

(b)
Quartile ranking sourced from: Lipper for the U.S. and Taiwan domiciled funds; Morningstar for the U.K., Luxembourg and Hong Kong domiciled funds; Nomura for Japan domiciled funds and FundDoctor for South Korea domiciled funds. Includes only Global Investment Management retail open ended mutual funds that are ranked by the aforementioned sources. Excludes money market funds, Undiscovered Managers Fund, and Brazil and India domiciled funds.

(c)
Included $24.0 billion and $20.4 billion of prime mortgage loans reported in the Consumer, excluding credit card, loan portfolio at June 30, 2015 and 2014, respectively. For the same periods, excluded $2.4 billion and $3.2 billion, respectively, of prime mortgage loans reported in the Chief Investment Office (“CIO”) portfolio within the Corporate segment.

Client assets
Assets under management were $1.8 trillion, an increase of 4% from the prior year, due to net inflows to long-term products and liquidity products.

Client assets were $2.4 trillion, down 2% from the prior year. Excluding Retirement Plan Services, client assets were up 4% compared with the prior year.

Client assets	June 30,
(in billions)	2015	2014	Change
Assets by asset class
Liquidity	$466	$435	7%
Fixed income	357	367	(3)
Equity	380	390	(3)
Multi-asset and alternatives	578	515	12
Total assets under management	1,781	1,707	4
Custody/brokerage/administration/deposits	642	766	(16)
Total client assets	$2,423	$2,473	(2)

Memo:
Alternatives client assets(a)	$173	$163	6

Assets by client segment
Private Banking	$452	$383	18
Institutional	830	798	4
Retail	499	526	(5)
Total assets under management	$1,781	$1,707	4

Private Banking	$1,080	$1,012	7
Institutional	838	798	5
Retail	505	663	(24)
Total client assets	$2,423	$2,473	(2)%

(a)	Represents assets under management, as well as client balances in brokerage accounts.

Client assets (continued)	Three months ended June 30,		Six months ended June 30,
(in billions)	2015	2014	2015	2014
Assets under management rollforward
Beginning balance	$1,759	$1,648	$1,744	$1,598
Net asset flows:
Liquidity	6	(11)	5	(17)
Fixed income	3	20	5	25
Equity	(1)	—	3	3
Multi-asset and alternatives	11	14	21	26
Market/performance/other impacts	3	36	3	72
Ending balance, June 30	$1,781	$1,707	$1,781	$1,707

Client assets rollforward
Beginning balance	$2,405	$2,394	$2,387	$2,343
Net asset flows	16	21	33	36
Market/performance/other impacts	2	58	3	94
Ending balance, June 30	$2,423	$2,473	$2,423	$2,473

International metrics	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in billions, except where otherwise noted)	2015	2014	Change	2015	2014	Change
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$524	$522	—	$995	$1,013	(2)%
Asia/Pacific	302	287	5	588	562	5
Latin America/Caribbean	211	217	(3)	408	415	(2)
Total international net revenue	1,037	1,026	1	1,991	1,990	—
North America	2,138	1,956	9	4,189	3,792	10
Total net revenue	$3,175	$2,982	6	$6,180	$5,782	7

Assets under management
Europe/Middle East/Africa	$315	$327	(4)	$315	$327	(4)
Asia/Pacific	132	138	(4)	132	138	(4)
Latin America/Caribbean	47	48	(2)	47	48	(2)
Total international assets under management	494	513	(4)	494	513	(4)
North America	1,287	1,194	8	1,287	1,194	8
Total assets under management	$1,781	$1,707	4	$1,781	$1,707	4

Client assets
Europe/Middle East/Africa	$366	$393	(7)	$366	$393	(7)
Asia/Pacific	183	186	(2)	183	186	(2)
Latin America/Caribbean	114	119	(4)	114	119	(4)
Total international client assets	663	698	(5)	663	698	(5)
North America	1,760	1,775	(1)	1,760	1,775	(1)
Total client assets	$2,423	$2,473	(2)%	$2,423	$2,473	(2)%

(a)	Regional revenue is based on the domicile of the client.

CORPORATE
For a discussion of Corporate, see pages 103–104 of JPMorgan Chase’s 2014 Annual Report.

Selected income statement data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2015	2014	Change	2015	2014	Change
Revenue
Principal transactions	$67	$28	139%	$167	$378	(56)%
Securities gains	40	11	264	93	37	151
All other income	(7)	312	NM	(120)	460	NM
Noninterest revenue	100	351	(72)	140	875	(84)
Net interest income	(221)	(510)	57	(474)	(1,035)	54
Total net revenue(a)	(121)	(159)	24	(334)	(160)	(109)

Provision for credit losses	1	(10)	NM	(4)	(21)	81

Noninterest expense
Compensation expense	953	693	38	1,845	1,380	34
Noncompensation expense(b)	791	1,091	(27)	1,737	1,774	(2)
Subtotal	1,744	1,784	(2)	3,582	3,154	14
Net expense allocated to other businesses	(1,700)	(1,604)	(6)	(3,386)	(3,140)	(8)
Total noninterest expense	44	180	(76)	196	14	NM
Income/(loss) before income tax expense/(benefit)	(166)	(329)	50	(526)	(153)	(244)
Income tax expense/(benefit)	(606)	(436)	(39)	(1,024)	(375)	(173)
Net income/(loss)	$440	$107	311	$498	$222	124
Total net revenue
Treasury and CIO	(163)	(342)	52	(541)	(709)	24
Other Corporate (c)	42	183	(77)	207	549	(62)
Total net revenue	$(121)	$(159)	24	$(334)	$(160)	(109)
Net income/(loss)
Treasury and CIO	(112)	(308)	64	(333)	(627)	47
Other Corporate (c)	552	415	33	831	849	(2)
Total net income/(loss)	$440	$107	311	$498	$222	124

Selected balance sheet data (period-end)
Total assets	$822,237	$878,886	(6)	$822,237	$878,886	(6)
Loans	2,480	3,337	(26)	2,480	3,337	(26)
Core loans	2,474	3,309	(25)	2,474	3,309	(25)
Headcount	27,985	24,298	15%	27,985	24,298	15%

(a)
Included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $202 million and $180 million for the three months ended June 30, 2015 and 2014, respectively, and $405 million and $344 million for the six months ended June 30, 2015 and 2014, respectively.

(b)
Included legal expense of $18 million and $227 million for the three months ended June 30, 2015 and 2014, respectively, and $323 million and $225 million for the six months ended June 30, 2015 and 2014, respectively.

(c)
Effective with the first quarter of 2015, the Firm began including the results of Private Equity in the Other Corporate line within the Corporate segment. Prior period amounts have been revised to conform with the current period presentation. The Corporate segment’s balance sheets and results of operations were not impacted by this reporting change.

Quarterly results
Net Income was $440 million, compared with $107 million in the prior year. The current quarter reflected higher income tax benefits related to audit settlements and lower legal expenses.
Net revenue was a loss of $121 million compared with a loss of $159 million in the prior year. Noninterest revenue decreased compared with the prior year as a result of the absence in the current period of a benefit recognized in the second quarter of 2014 from a franchise tax settlement.
Noninterest expense was $44 million, a decrease of $136 million from the prior year driven by lower legal expense.

Year-to-date results
Net Income was $498 million, compared with $222 million in the prior year. Higher Income tax benefits related to audit settlements were partially offset by higher expense and lower revenue. Treasury & CIO was a net loss of $333 million, which included a $173 million pretax loss primarily related to the accelerated amortization of cash flow hedges associated with the exit of certain non-operational deposits.
Net revenue was a loss of $334 million, compared with a loss of $160 million in the prior year, driven by lower private equity gains.

Noninterest expense was $196 million, an increase of $182 million from the prior year, largely due to higher legal expense.
Treasury and CIO overview
For a discussion of Treasury and CIO, see page 104 of the Firm’s 2014 Annual Report.
At June 30, 2015, the total Treasury and CIO investment securities portfolio was $314.0 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and, where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). See Note 11 for further information on the Firm’s investment securities portfolio.
For further information on liquidity and funding risk, see Liquidity Risk Management on pages 74–78. For information on interest rate, foreign exchange and other risks, Treasury and CIO value-at-risk (“VaR”) and the Firm’s earnings-at-risk, see Market Risk Management on pages 61–64.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions)	2015	2014	Change	2015	2014	Change
Securities gains	$40	$11	264%	$93	$37	151%
Investment securities portfolio (average)(a)	322,954	348,841	(7)	328,293	347,004	(5)
Investment securities portfolio (period-end)(b)	314,048	353,989	(11)	314,048	353,989	(11)
Mortgage loans (average)	2,599	3,425	(24)	2,694	3,547	(24)
Mortgage loans (period-end)	2,455	3,295	(25)%	2,455	3,295	(25)%

(a)
Average investment securities included held-to-maturity balances of $50.7 billion and $47.5 billion for the three months ended June 30, 2015 and 2014, respectively, and $50.0 billion and $45.7 billion for the six months ended June 30, 2015 and 2014, respectively.

(b)	Period-end investment securities included held-to-maturity balance of $51.6 billion and $47.8 billion at June 30, 2015 and 2014, respectively.

Private equity portfolio information(a)(b)
(in millions)	June 30, 2015	December 31, 2014	Change
Carrying value	$2,718	$5,866	(54)%
Cost	4,252	6,281	(32)%

(a)	For more information on the Firm’s methodologies regarding the valuation of the private equity portfolio, see Note 3 of JPMorgan Chase’s 2014 Annual Report.

(b)	The sale of a portion of the Private Equity business was completed on January 9, 2015.

ENTERPRISE-WIDE RISK MANAGEMENT
Risk is an inherent part of JPMorgan Chase’s business activities. When the Firm extends a consumer or wholesale loan, advises customers on their investment decisions, makes markets in securities, or conducts any number of other services or activities, the Firm takes on some degree of risk. The Firm’s overall objective in managing risk is to protect the safety and soundness of the Firm, avoid excessive risk taking, and manage and balance risk in a manner that serves the interest of its clients, customers and shareholders.
The Firm’s approach to risk management covers a broad spectrum of risk areas, such as credit, market, liquidity, model, structural interest rate, principal, country, operational, fiduciary and reputation risk.
The Firm believes that effective risk management requires:

•	Acceptance of responsibility, including identification and escalation of risk issues, by all individuals within the Firm;

•	Ownership of risk management within each line of business and corporate function; and

•	Firmwide structures for risk governance.

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

Risk disclosure	Form 10-Q page reference	Annual Report page reference
Enterprise-Wide Risk Management	44–78	105–160
Risk governance		106–109
Credit Risk Management	45–60	110–130
Credit Portfolio		112
Consumer Credit Portfolio	46–51	113–119
Wholesale Credit Portfolio	52–57	120–127
Allowance For Credit Losses	58–60	128–130
Market Risk Management	61–64	131–136
Risk identification and classification		132
Value-at-risk	61–63	133–135
Economic-value stress testing		135
Earnings-at-risk	64	136
Country Risk Management	65	137–138
Model Risk Management		139
Principal Risk Management		140
Operational Risk Management	66	141–143
Operational Risk Capital Measurement		141–142
Cybersecurity	66	142
Business and Technology resiliency		142–143
Legal Risk Management		144
Compliance Risk Management		144
Fiduciary Risk management		145
Reputation Risk Management		145
Capital Management	67–73	146–155
Liquidity Risk Management	74–78	156–160
HQLA	74	157
Funding	74–75	157–160
Credit ratings	77–78	160

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
For information on the changes in the credit portfolio, see Consumer Credit Portfolio on pages 46–51, and Wholesale Credit Portfolio on pages 52–57 of this Form 10-Q.
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

Total credit portfolio
	Credit exposure		Nonperforming(b)(c)(d)
(in millions)	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
Loans retained	$779,705	$747,508	$6,645	$7,017
Loans held-for-sale	9,111	7,217	217	95
Loans at fair value	2,431	2,611	21	21
Total loans – reported	791,247	757,336	6,883	7,133
Derivative receivables	67,451	78,975	256	275
Receivables from customers and other	22,591	29,080	—	—
Total credit-related assets	881,289	865,391	7,139	7,408
Assets acquired in loan satisfactions
Real estate owned	NA	NA	408	515
Other	NA	NA	41	44
Total assets acquired in loan satisfactions	NA	NA	449	559
Total assets	881,289	865,391	7,588	7,967
Lending-related commitments	935,582	950,997	133	103
Total credit portfolio	$1,816,871	$1,816,388	$7,721	$8,070
Credit portfolio management derivatives notional, net(a)	$(23,548)	$(26,703)	$(12)	$—
Liquid securities and other cash collateral held against derivatives	(18,440)	(19,604)	NA	NA

(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net charge-offs	$1,007	$1,158	$2,059	$2,427
Average retained loans
Loans – reported	765,730	727,030	757,926	723,798
Loans – reported, excluding residential real estate PCI loans	721,219	676,168	712,693	672,166
Net charge-off rates
Loans – reported	0.53%	0.64%	0.55%	0.68%
Loans – reported, excluding PCI	0.56	0.69	0.58	0.73

(a)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 57 and Note 5.

(b)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(c)
At June 30, 2015, and December 31, 2014, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.0 billion and $7.8 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the FFELP of $282 million and $367 million, respectively, that are 90 or more days past due; and (3) real estate owned (“REO”) insured by U.S. government agencies of $384 million and $462 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

(d)	At June 30, 2015, and December 31, 2014, total nonaccrual loans represented 0.87% and 0.94%, respectively, of total loans.

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

Consumer credit portfolio							Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	Credit exposure				Nonaccrual loans(f)(g)		Net charge-offs/(recoveries)(h)		Average annual net charge-off/(recovery) rate(h)(i)		Net charge-offs/(recoveries)(h)		Average annual net charge-off/(recovery) rate(h)(i)
	Jun 30, 2015		Dec 31, 2014		Jun 30, 2015	Dec 31, 2014	2015	2014	2015	2014	2015	2014	2015	2014
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Home equity – senior lien	$15,541		$16,367		$907	$938	$15	$19	0.38%	0.46%	$35	$46	0.44%	0.55%
Home equity – junior lien	33,434		36,375		1,461	1,590	56	106	0.66	1.09	127	245	0.74	1.25
Prime mortgage, including option ARMs	132,556		104,921		1,960	2,190	13	(6)	0.04	(0.03)	27	(9)	0.05	(0.02)
Subprime mortgage	3,976		5,056		855	1,036	(1)	(5)	(0.08)	(0.30)	—	8	—	0.23
Auto(a)	56,330		54,536		97	115	32	29	0.23	0.22	83	70	0.30	0.27
Business banking	20,564		20,058		239	279	68	69	1.34	1.44	127	145	1.26	1.53
Student and other	10,574		10,970		253	270	43	105	1.62	3.70	91	180	1.70	3.17
Total loans, excluding PCI loans and loans held-for-sale	272,975		248,283		5,772	6,418	226	317	0.34	0.54	490	685	0.38	0.58
Loans – PCI
Home equity	16,088		17,095		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Prime mortgage	9,553		10,220		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Subprime mortgage	3,449		3,673		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Option ARMs	14,716		15,708		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – PCI	43,806		46,696		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – retained	316,781		294,979		5,772	6,418	226	317	0.29	0.44	490	685	0.32	0.48
Loans held-for-sale	1,505	(e)	395	(e)	212	91	—	—	—	—	—	—	—	—
Total consumer, excluding credit card loans	318,286		295,374		5,984	6,509	226	317	0.29	0.44	490	685	0.32	0.48
Lending-related commitments(b)	59,817		58,153
Receivables from customers(c)	113		108
Total consumer exposure, excluding credit card	378,216		353,635
Credit card
Loans retained(d)	124,705		128,027		—	—	800	885	2.61	2.88	1,589	1,773	2.61	2.90
Loans held-for-sale	1,320		3,021		—	—	—	—	—	—	—	—	—	—
Total credit card loans	126,025		131,048		—	—	800	885	2.61	2.88	1,589	1,773	2.61	2.90
Lending-related commitments(b)	523,717		525,963
Total credit card exposure	649,742		657,011
Total consumer credit portfolio	$1,027,958		$1,010,646		$5,984	$6,509	$1,026	$1,202	0.95%	1.17%	$2,079	$2,458	0.98%	1.20%
Memo: Total consumer credit portfolio, excluding PCI	$984,152		$963,950		$5,984	$6,509	$1,026	$1,202	1.06%	1.34%	$2,079	$2,458	1.10%	1.38%

(a)	At June 30, 2015, and December 31, 2014, excluded operating lease assets of $7.7 billion and $6.7 billion, respectively.

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

(f)
At June 30, 2015, and December 31, 2014, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $7.0 billion and $7.8 billion, respectively, that are 90 or more days past due; and (2) student loans insured by U.S. government agencies under the FFELP of $282 million and $367 million, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, credit card loans are generally exempt from being placed on nonaccrual status, as permitted by regulatory guidance.

(g)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(h)
Net charge-offs and the net charge-off rates excluded write-offs in the PCI portfolio of $55 million and $48 million for the three months ended June 30, 2015 and 2014, respectively, and $110 million and $109 million for the six months ended June 30, 2015 and 2014, respectively. These write-offs decreased the allowance for loan losses for PCI loans. See Consumer Credit Portfolio on pages 113–119 of JPMorgan Chase’s 2014 Annual Report for further details.

(i)
Average consumer loans held-for-sale were $2.1 billion and $710 million for the three months ended June 30, 2015 and 2014, respectively, and $2.5 billion and $683 million for the six months ended June 30, 2015 and 2014, respectively. These amounts were excluded when calculating net charge-off rates.

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances increased during the six months ended June 30, 2015, predominantly due to originations of high-quality prime mortgage loans that have been retained, partially offset by paydowns and the charge-off or liquidation of delinquent loans. Credit performance has improved across most portfolios as the economy strengthened and home prices increased.
In the following discussion of loan and lending-related categories, PCI loans are excluded from individual loan product discussions and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, see Note 14 of JPMorgan Chase’s 2014 Annual Report.
Home equity: The home equity portfolio declined from 2014 year-end primarily reflecting loan paydowns and charge-offs. Early-stage delinquencies showed improvement from December 31, 2014. Late-stage delinquencies continue to be elevated as improvement in the number of loans becoming severely delinquent was offset by lower write-downs on these delinquent loans, reflecting higher collateral values. Both senior and junior lien nonaccrual loans decreased from December 31, 2014. Net charge-offs for the three and six months ended June 30, 2015 for both senior and junior lien home equity loans declined when compared with the same period of the prior year as a result of improvement in home prices and delinquencies, but charge-offs remain elevated compared with pre-recessionary levels.
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

The unpaid principal balance of HELOCs outstanding was $44 billion at June 30, 2015. Of this $44 billion, approximately $5 billion has recently recast from interest-only to fully amortizing payments and based upon contractual terms, approximately $21 billion is scheduled to recast, comprised of $3 billion during the remainder of 2015, $7 billion in 2016, $6 billion in 2017 and $5 billion in 2018 and beyond. However, of the total $21 billion scheduled to recast, $14 billion is expected to actually recast; and the remaining $7 billion represents loans to borrowers who are expected either to pre-pay or charge-off prior to recast. The Firm has considered this payment recast risk in its allowance for loan losses based upon the estimated amount of payment shock (i.e., the excess of the fully-amortizing payment over the interest-only payment in effect prior to recast) expected to occur at the payment recast date, along with the corresponding estimated probability of default and loss severity assumptions. Certain factors, such as future developments in both unemployment rates and home prices, could have a significant impact on the performance of these loans.
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
High-risk seconds are junior lien loans where the borrower has a senior lien loan that is either delinquent or has been modified. Such loans are considered to pose a higher risk of default than junior lien loans for which the senior lien is neither delinquent nor modified. At June 30, 2015, the Firm estimated that its home equity portfolio contained approximately $1.5 billion of current junior lien loans that were considered high risk seconds, compared with $1.8 billion at December 31, 2014. The Firm estimates the balance of its total exposure to high-risk seconds on a quarterly basis using internal data and loan level credit bureau data (which typically provides the delinquency status of the senior lien). The estimated balance of these high-risk seconds may vary from quarter to quarter for reasons such as the movement of related senior liens into and out of the 30+ day delinquency bucket.

Current high-risk seconds
(in billions)	June 30, 2015	December 31, 2014
Junior liens subordinate to:
Modified current senior lien	$0.6	$0.7
Senior lien 30 – 89 days delinquent	0.4	0.5
Senior lien 90 days or more delinquent(a)	0.5	0.6
Total current high-risk seconds	$1.5	$1.8

(a)
Junior liens subordinate to senior liens that are 90 days or more past due are classified as nonaccrual loans. At June 30, 2015 and December 31, 2014, excluded approximately $40 million and approximately $50 million, respectively, of junior liens that are performing but not current, which were placed on nonaccrual status in accordance with the regulatory guidance.

Of the estimated $1.5 billion of high-risk junior liens at June 30, 2015, the Firm owns approximately 10% and services approximately 25% of the related senior lien loans to the same borrowers. The performance of the Firm’s junior lien loans is generally consistent regardless of whether the Firm owns or services, or does not own or service, the senior lien. The increased probability of default associated with these higher-risk junior lien loans was considered in estimating the allowance for loan losses.
Mortgage: Prime mortgages, including option adjustable-rate mortgages (“ARMs”) and loans held-for-sale, increased from December 31, 2014 as originations of high-quality loans that have been retained were partially offset by paydowns, the runoff of option ARM loans and the charge-off or liquidation of delinquent loans. Excluding loans insured by U.S. government agencies, both early-stage and late-stage delinquencies showed improvement from December 31, 2014. Nonaccrual loans decreased from December 31, 2014, but remain elevated primarily as a result of loss mitigation activities. Net charge-offs for the three and six months ended June 30, 2015 remain low, reflecting continued improvement in home prices and delinquencies.
At June 30, 2015, and December 31, 2014, the Firm’s prime mortgage portfolio included $11.7 billion and $12.4 billion, respectively, of mortgage loans insured and/or guaranteed by U.S. government agencies, of which $8.8 billion and $9.7 billion, respectively, were 30 days or more past due (of these past due loans, $7.0 billion and $7.8 billion, respectively, were 90 days or more past due). The Firm has entered into a settlement regarding loans insured under federal mortgage insurance programs overseen by the FHA, HUD, and VA; the Firm will continue to monitor exposure on future claim payments for government insured loans, but any financial impact related to exposure on future claims is not expected to be significant and was considered in estimating the allowance for loan losses. For further discussion of the settlement, see Note 31 of JPMorgan Chase’s 2014 Annual Report.

At June 30, 2015, and December 31, 2014, the Firm’s prime mortgage portfolio included $16.8 billion and $16.3 billion, respectively, of interest-only loans, which represented 12% and 15%, respectively, of the prime mortgage portfolio. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. To date, losses on this portfolio generally have been consistent with the broader prime mortgage portfolio and the Firm’s expectations. The Firm continues to monitor the risks associated with these loans.
Subprime mortgages continued to decrease due to portfolio runoff. Early-stage and late-stage delinquencies have improved from December 31, 2014. Net charge-offs for the three and six months ended June 30, 2015 have benefited from improvement in home prices and delinquencies compared with the prior year.
Auto: Auto loans increased compared with December 31, 2014 as new originations outpaced paydowns and payoffs. Nonaccrual loans improved compared with December 31, 2014. Net charge-offs for the three and six months ended June 30, 2015 increased compared with the same periods of the prior year, reflecting higher average loss per default as new car prices have increased but used car valuations remained essentially flat. The auto loan portfolio predominantly consists of prime-quality credits.
Business banking: Business banking loans increased compared with December 31, 2014 as new originations outpaced paydowns and payoffs. Nonaccrual loans improved compared with December 31, 2014. Net charge-offs for the three and six months ended June 30, 2015 decreased from the same periods of the prior year.
Student and other: Student and other loans decreased from December 31, 2014, due primarily to the runoff of the student loan portfolio. Student nonaccrual loans decreased from December 31, 2014. Net charge-offs for the three and six months ended June 30, 2015 decreased from the same periods of the prior year.
Purchased credit-impaired loans: PCI loans acquired in the Washington Mutual transaction decreased as the portfolio continues to run off.
As of June 30, 2015, approximately 15% of the option ARM PCI loans were delinquent and approximately 64% of the portfolio has been modified into fixed-rate, fully amortizing loans. Substantially all of the remaining loans are making amortizing payments, although such payments are not necessarily fully amortizing. This latter group of loans is subject to the risk of payment shock due to future payment recast. Default rates generally increase on option ARM loans when payment recast results in a payment increase. The expected increase in default rates is considered in the Firm’s quarterly impairment assessment.

The following table provides a summary of lifetime principal loss estimates included in either the nonaccretable difference or the allowance for loan losses.

Summary of PCI loans lifetime principal loss estimates
	Lifetime loss estimates(a)		LTD liquidation losses(b)
(in billions)	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
Home equity	$14.6	$14.6	$12.6	$12.4
Prime mortgage	3.8	3.8	3.6	3.5
Subprime mortgage	3.4	3.3	3.0	2.8
Option ARMs	9.9	9.9	9.4	9.3
Total	$31.7	$31.6	$28.6	$28.0

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses was $1.8 billion and $2.3 billion at June 30, 2015, and December 31, 2014, respectively.

(b)	Life-to-date (“LTD”) liquidation losses represent both realization of loss upon loan resolution and any principal forgiven upon modification.

Current estimated LTVs of residential real estate loans
The current estimated average loan-to-value (“LTV”) ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 61% at both June 30, 2015 and December 31, 2014.
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

LTV ratios and ratios of carrying values to current estimated collateral values – PCI loans
	June 30, 2015					December 31, 2014
(in millions, except ratios)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)
Home equity	$16,496	80%	(b)	$14,330	70%	$17,740	83%	(b)	$15,337	72%
Prime mortgage	9,580	73		8,470	64	10,249	76		9,027	67
Subprime mortgage	4,331	79		3,269	59	4,652	82		3,493	62
Option ARMs	15,338	71		14,522	67	16,496	74		15,514	70

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

(c)
Net carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition and is also net of the allowance for loan losses at June 30, 2015, and December 31, 2014 of $1.1 billion and $1.2 billion for prime mortgage, respectively, and $194 million for option ARMs, $1.8 billion for home equity, and $180 million for subprime mortgage for both periods.

The current estimated average LTV ratios were 74% and 83% for California and Florida PCI loans, respectively, at June 30, 2015, compared with 77% and 88%, respectively, at December 31, 2014. Average LTV ratios have declined consistent with recent improvements in home prices. Although home prices have improved, home prices in most areas of California and Florida are still lower than at the peak of the housing market; this continues to negatively contribute to current estimated average LTV ratios and the ratio of net carrying value to current estimated collateral value for loans in the PCI portfolio.
For further information on current estimated LTVs on residential real estate loans, see Note 13.

Geographic composition of residential real estate loans
For information on the geographic composition of the Firm’s residential real estate loans, see Note 13.
Loan modification activities – residential real estate loans
The performance of modified loans generally differs by product type due to differences in both the credit quality and the types of modifications provided. Performance metrics for modifications to the residential real estate portfolio, excluding PCI loans, that have been seasoned more than six months show weighted-average redefault rates of 19% for senior lien home equity, 22% for junior lien home equity, 17% for prime mortgages including option ARMs, and 29% for subprime mortgages. The cumulative performance metrics for modifications to the PCI residential real estate portfolio that have been seasoned more than six months show weighted average redefault rates of 20% for home equity, 18% for prime mortgages, 16% for option ARMs and 32% for subprime mortgages. The favorable performance of the PCI option ARM modifications is the result of a targeted proactive program which fixed the borrower’s payment to the amount at the point of modification. The cumulative redefault rates reflect the performance of modifications completed under both the Home Affordable Modification Program (“HAMP”) and the Firm’s proprietary modification programs (primarily the Firm’s modification program that was modeled after HAMP) from October 1, 2009, through June 30, 2015.
Certain loans that were modified under HAMP and the Firm’s proprietary modification programs have interest rate reset provisions (“step-rate modifications”). Interest rates on these loans generally began to increase beginning in 2014 by 1% per year until the rate reaches a specified cap, typically at a prevailing market interest rate for a fixed-rate loan as of the modification date. The carrying value of non-PCI loans modified in step-rate modifications was $4 billion at June 30, 2015, with $1 billion that have recently experienced or are scheduled to experience the initial interest rate increase in 2015 and $1 billion that are scheduled to experience the initial rate increase in both 2016 and 2017. The unpaid principal balance of PCI loans modified in step-rate modifications was $10 billion at June 30, 2015, with $2 billion that have recently experienced or are scheduled to experience the initial interest rate increase in 2015, and $3 billion, and $2 billion scheduled to experience the initial interest rate increase in 2016 and 2017, respectively. The impact of these potential interest rate increases is considered in the Firm’s allowance for loan losses. The Firm will continue to monitor this risk exposure to ensure that it is appropriately considered in the Firm’s allowance for loan losses.
The following table presents information as of June 30, 2015, and December 31, 2014, relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. For further information on modifications for the three and six months ended June 30, 2015 and 2014, see
Note 13.

Modified residential real estate loans
	June 30, 2015		December 31, 2014
(in millions)	Retained loans	Non-accrual retained loans(d)	Retained loans	Non-accrual retained loans(d)
Modified residential real estate loans, excluding PCI loans(a)(b)
Home equity – senior lien	$1,077	$609	$1,101	$628
Home equity – junior lien	1,279	609	1,304	632
Prime mortgage, including option ARMs	5,093	1,433	6,145	1,559
Subprime mortgage	1,951	752	2,878	931
Total modified residential real estate loans, excluding PCI loans	$9,400	$3,403	$11,428	$3,750
Modified PCI loans(c)
Home equity	$2,524	NA	$2,580	NA
Prime mortgage	5,991	NA	6,309	NA
Subprime mortgage	3,432	NA	3,647	NA
Option ARMs	11,029	NA	11,711	NA
Total modified PCI loans	$22,976	NA	$24,247	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At June 30, 2015, and December 31, 2014, $4.5 billion and $4.9 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 15.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
As of June 30, 2015, and December 31, 2014, nonaccrual loans included $2.6 billion and $2.9 billion, respectively, of troubled debt restructurings (“TDRs”) for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status, see Note 13.

Nonperforming assets
The following table presents information as of June 30, 2015, and December 31, 2014, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	June 30, 2015	December 31, 2014
Nonaccrual loans(b)
Residential real estate	$5,395	$5,845
Other consumer	589	664
Total nonaccrual loans	5,984	6,509
Assets acquired in loan satisfactions
Real estate owned	342	437
Other	34	36
Total assets acquired in loan satisfactions	376	473
Total nonperforming assets	$6,360	$6,982

(a)	At June 30, 2015, and December 31, 2014, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.0 billion and $7.8 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the FFELP of $282 million and $367 million, respectively, that are 90 or more days past due; and (3) real estate owned insured by U.S. government agencies of $384 million and $462 million, respectively. These amounts have been excluded based upon the government guarantee.

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

Nonaccrual loans in the residential real estate portfolio totaled $5.4 billion at June 30, 2015, of which 31% were greater than 150 days past due, compared with nonaccrual residential real estate loans of $5.8 billion at December 31, 2014, of which 32% were greater than 150 days past due. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 46% and 50% to the estimated net realizable value of the collateral at June 30, 2015, and December 31, 2014, respectively.
Active and suspended foreclosure: For information on loans that were in the process of active or suspended foreclosure, see Note 13.
Nonaccrual loans: The following table presents changes in consumer, excluding credit card, nonaccrual loans for the six months ended June 30, 2015 and 2014.

Nonaccrual loans
Six months ended June 30,
(in millions)	2015	2014
Beginning balance	$6,509	$7,496
Additions	1,805	2,656
Reductions:
Principal payments and other(a)	784	780
Charge-offs	395	752
Returned to performing status	872	1,227
Foreclosures and other liquidations	279	323
Total reductions	2,330	3,082
Net additions/(reductions)	(525)	(426)
Ending balance	$5,984	$7,070

(a)	Other reductions includes loan sales.

Credit Card
Total credit card loans decreased from December 31, 2014 due to seasonality, sales of non-core loans and the transfer of commercial card loans to the CIB. The 30+ day delinquency rate decreased to 1.29% at June 30, 2015, from 1.44% at December 31, 2014, and remains near record lows. For the three months ended June 30, 2015 and 2014, the net charge-off rates were 2.61% and 2.88%, respectively. For the six months ended June 30, 2015 and 2014, the net charge-off rates were 2.61% and 2.90%, respectively. Charge-offs improved compared with a year ago, as a result of lower delinquent loans. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification. For information on the geographic composition of the Firm’s credit card loans, see Note 13.
Modifications of credit card loans
At June 30, 2015, and December 31, 2014, the Firm had $1.7 billion and $2.0 billion, respectively, of credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms because the cardholder did not comply with the modified payment terms. The decrease in modified credit card loans outstanding from December 31, 2014, was attributable to a reduction in new modifications as well as ongoing payments and charge-offs on previously modified credit card loans.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged-off. However, the Firm establishes an allowance, which is offset against loans and charged to interest income, for the estimated uncollectible portion of accrued interest and fee income.
For additional information about loan modification programs to borrowers, see Consumer Credit Portfolio on pages 46–51 and Note 13.

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
As of June 30, 2015, wholesale credit exposure (primarily CIB, CB and AM), excluding select downgrades within the Oil & Gas portfolio, continued to experience a generally favorable credit environment. This favorable environment includes stable credit quality trends with low levels of criticized exposure, nonaccrual loans and charge-offs.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
Loans retained	$338,219	$324,502	$873	$599
Loans held-for-sale	6,286	3,801	5	4
Loans at fair value	2,431	2,611	21	21
Loans – reported	346,936	330,914	899	624
Derivative receivables	67,451	78,975	256	275
Receivables from customers and other(a)	22,478	28,972	—	—
Total wholesale credit-related assets	436,865	438,861	1,155	899
Lending-related commitments	352,048	366,881	133	103
Total wholesale credit exposure	$788,913	$805,742	$1,288	$1,002
Credit portfolio management derivatives notional, net(b)	$(23,548)	$(26,703)	$(12)	$—
Liquid securities and other cash collateral held against derivatives	(18,440)	(19,604)	NA	NA

(a)
Receivables from customers and other include $22.1 billion and $28.8 billion of margin loans at June 30, 2015, and December 31, 2014, respectively, to prime and retail brokerage customers; these are classified in accrued interest and accounts receivable on the Consolidated balance sheets.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 57, and Note 5.

(c)	Excludes assets acquired in loan satisfactions.

The following tables present the maturity and ratings profiles of the wholesale credit portfolio as of June 30, 2015, and December 31, 2014. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(e)				Ratings profile
June 30, 2015	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$113,790	$142,542	$81,887	$338,219	$254,149	$84,070	$338,219	75%
Derivative receivables				67,451			67,451
Less: Liquid securities and other cash collateral held against derivatives				(18,440)			(18,440)
Total derivative receivables, net of all collateral	13,343	14,471	21,197	49,011	41,012	7,999	49,011	84
Lending-related commitments	82,046	259,999	10,003	352,048	263,997	88,051	352,048	75
Subtotal	209,179	417,012	113,087	739,278	559,158	180,120	739,278	76
Loans held-for-sale and loans at fair value(a)				8,717			8,717
Receivables from customers and other				22,478			22,478
Total exposure – net of liquid securities and other cash collateral held against derivatives				$770,473			$770,473
Credit portfolio management derivatives net notional by reference entity ratings profile(b)(c)(d)	$(2,292)	$(15,885)	$(5,371)	$(23,548)	$(20,556)	$(2,992)	$(23,548)	87%

	Maturity profile(e)				Ratings profile
December 31, 2014	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$112,411	$134,277	$77,814	$324,502	$241,666	$82,836	$324,502	74%
Derivative receivables				78,975			78,975
Less: Liquid securities and other cash collateral held against derivatives				(19,604)			(19,604)
Total derivative receivables, net of all collateral	20,032	16,130	23,209	59,371	52,150	7,221	59,371	88
Lending-related commitments	94,635	262,572	9,674	366,881	284,288	82,593	366,881	77
Subtotal	227,078	412,979	110,697	750,754	578,104	172,650	750,754	77
Loans held-for-sale and loans at fair value(a)				6,412			6,412
Receivables from customers and other				28,972			28,972
Total exposure – net of liquid securities and other cash collateral held against derivatives				$786,138			$786,138
Credit portfolio management derivatives net notional by reference entity ratings profile(b)(c)(d)	$(2,050)	$(18,653)	$(6,000)	$(26,703)	$(23,571)	$(3,132)	$(26,703)	88%

(a)	Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not qualify for hedge accounting under U.S. GAAP.

(c)	The notional amounts are presented on a net basis by underlying reference entity and the ratings profile shown is based on the ratings of the reference entity on which protection has been purchased.

(d)
Predominantly all of the credit derivatives entered into by the Firm where it has purchased protection, including Credit portfolio management derivatives, are executed with investment grade counterparties.

(e)
The maturity profile of retained loans, lending-related commitments and derivative receivables is based on the remaining contractual maturity. Derivative contracts that are in a receivable position at June 30, 2015, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – selected industry exposures
The Firm focuses on the management and diversification of its industry exposures, paying particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, was $11.6 billion at June 30, 2015, compared with $10.1 billion at December 31, 2014, driven by select downgrades across the wholesale portfolio, including within the Oil & Gas portfolio.

Below are summaries of the top 25 industry exposures as of June 30, 2015, and December 31, 2014. For additional information on industry concentrations, see Note 5 of JPMorgan Chase’s 2014 Annual Report.

						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the six months ended	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
June 30, 2015
(in millions)
Top 25 industries(a)
Real Estate	$105,722	$78,473	$25,382	$1,617	$250	$134	$(11)	$(47)	$(42)
Banks & Finance Cos	54,290	45,588	7,877	762	63	30	(2)	(1,216)	(7,749)
Healthcare	44,296	35,195	8,650	403	48	8	(3)	(319)	(226)
Oil & Gas	43,581	29,011	12,901	1,488	181	107	—	(462)	(162)
Consumer Products	34,172	22,612	10,976	583	1	5	(1)	(19)	(9)
State & Municipal Govt(b)	29,660	28,827	773	8	52	15	(6)	(147)	(91)
Utilities	26,999	22,666	4,188	129	16	—	—	(162)	(132)
Retail & Consumer Services	26,225	18,271	7,383	466	105	8	10	(143)	—
Asset Managers	22,686	19,574	3,090	22	—	4	—	(6)	(3,635)
Telecom Services	20,586	7,158	12,503	925	—	—	—	(670)	—
Technology	20,195	13,384	6,230	580	1	—	—	(159)	—
Machinery & Equipment Mfg	19,570	11,840	7,329	384	17	2	—	(144)	(32)
Chemicals/Plastics	15,711	11,162	4,469	80	—	—	—	(16)	—
Central Govt	15,550	15,475	73	2	—	—	—	(10,551)	(2,122)
Transportation	15,462	10,990	4,335	134	3	8	—	(54)	(245)
Business Services	14,559	8,258	5,833	437	31	8	(8)	(9)	—
Metals/Mining	14,466	8,251	5,493	669	53	—	—	(447)	(2)
Media	14,350	9,264	4,780	282	24	2	(1)	(71)	—
Automotive	13,886	9,444	4,383	58	1	6	(2)	(477)	—
Insurance	12,202	9,755	2,262	56	129	1	—	(74)	(1,691)
Building Materials/Construction	11,581	5,697	5,599	264	21	2	—	(94)	—
Securities Firms & Exchanges	9,878	6,609	3,257	12	—	—	—	(101)	(1,018)
Aerospace/Defense	7,441	6,547	855	39	—	—	—	(129)	—
Agriculture/Paper Mfg	6,947	4,633	2,193	120	1	19	—	(16)	(12)
Leisure	5,169	2,683	1,928	450	108	2	8	(25)	(21)
All other(c)	152,534	134,130	17,849	398	157	1,207	(4)	(7,990)	(1,251)
Subtotal	$757,718	$575,497	$170,591	$10,368	$1,262	$1,568	$(20)	$(23,548)	$(18,440)
Loans held-for-sale and loans at fair value	8,717
Receivables from customers and other	22,478
Total	$788,913

						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2014
(in millions)
Top 25 industries(a)
Real Estate	$105,981	$79,000	$25,372	$1,356	$253	$309	$(9)	$(36)	$(27)
Banks & Finance Cos	64,248	54,639	9,032	508	69	46	(4)	(1,232)	(9,369)
Healthcare	56,604	48,475	7,599	488	42	193	17	(94)	(244)
Oil & Gas	43,184	29,284	13,843	56	1	15	2	(144)	(161)
Consumer Products	35,632	24,788	10,184	643	17	21	—	(20)	(2)
State & Municipal Govt(b)	31,145	30,220	823	102	—	69	24	(148)	(130)
Utilities	27,485	23,572	3,658	255	—	198	(3)	(155)	(193)
Retail & Consumer Services	27,463	17,562	8,900	970	31	56	4	(47)	(1)
Asset Managers	27,671	24,221	3,392	57	1	38	(12)	(9)	(4,545)
Telecom Services	12,954	8,105	4,293	546	10	—	(2)	(813)	(6)
Technology	19,634	12,835	6,145	634	20	24	(3)	(225)	—
Machinery & Equipment Mfg	19,374	11,360	7,766	248	—	5	(2)	(157)	(19)
Chemicals/Plastics	12,620	9,263	3,328	29	—	1	(2)	(14)	—
Central Govt	15,978	15,766	154	58	—	—	—	(11,297)	(1,071)
Transportation	15,853	11,061	4,708	84	—	5	(3)	(34)	(107)
Business Services	15,146	7,696	7,212	223	15	10	5	(9)	—
Metals/Mining	14,980	8,311	6,165	504	—	—	18	(377)	(19)
Media	14,109	8,880	4,933	266	30	1	(1)	(69)	(6)
Automotive	12,769	8,081	4,527	161	—	1	(1)	(140)	—
Insurance	13,417	10,602	2,573	80	162	—	—	(52)	(2,372)
Building Materials/Construction	12,444	6,047	5,723	668	6	12	2	(104)	—
Securities Firms & Exchanges	8,077	5,728	2,337	10	2	20	4	(102)	(216)
Aerospace/Defense	5,868	4,930	914	24	—	—	—	(71)	—
Agriculture/Paper Mfg	6,457	4,264	2,071	116	6	36	(1)	(4)	(4)
Leisure	5,459	2,845	2,012	478	124	6	—	(5)	(23)
All other(c)	145,806	128,260	16,780	578	188	1,235	(21)	(11,345)	(1,089)
Subtotal	$770,358	$595,795	$164,444	$9,142	$977	$2,301	$12	$(26,703)	$(19,604)
Loans held-for-sale and loans at fair value	6,412
Receivables from customers and other	28,972
Total	$805,742

(a)
The industry rankings presented in the table as of December 31, 2014, are based on the industry rankings of the corresponding exposures at June 30, 2015, not actual rankings of such exposures at December 31, 2014.

(b)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at June 30, 2015, and December 31, 2014, noted above, the Firm held: $8.0 billion and $10.6 billion, respectively, of trading securities; $31.4 billion and $30.1 billion, respectively, of available-for-sale (“AFS”) securities; and $12.4 billion and $10.2 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. For further information, see Note 3 and Note 11.

(c)
All other includes: individuals, private education and civic organizations; SPEs; and holding companies, representing approximately 57%, 30% and 5%, respectively, at June 30, 2015, and 56%, 30% and 5%, respectively, at December 31, 2014.

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

The Firm is actively monitoring significant exposures and/or industries that present actual or potential credit concerns. Exposure to the Oil & Gas industry was approximately 5.5% and 5.4% of the Firm’s total wholesale exposure as of June 30, 2015 and December 31, 2014, respectively. Exposure to the Oil & Gas industry increased by $397 million during the six months ended June 30, 2015 to

$43.6 billion, of which $14.5 billion was drawn. The portfolio largely consisted of exposure in North America, and was concentrated in the Exploration and Production sub-sector. Approximately 67% and 68% of the exposure in the Oil & Gas portfolio was investment-grade as of June 30, 2015 and December 31, 2014, respectively.

Loans
In the normal course of its wholesale business, the Firm provides loans to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. The Firm actively manages its wholesale credit exposure. One way of managing credit risk is through secondary market sales of loans and lending-related commitments. For further discussion on loans, including information on credit quality indicators and sales of loans, see Note 13.
The following table presents the change in the nonaccrual loan portfolio for the six months ended June 30, 2015 and 2014.

Wholesale nonaccrual loan activity
Six months ended June 30,
(in millions)	2015	2014
Beginning balance	$624	$1,044
Additions	792	450
Reductions:
Paydowns and other	284	357
Gross charge-offs	31	77
Returned to performing status	199	92
Sales	3	57
Total reductions	517	583
Net additions/(reductions)	275	(133)
Ending balance	$899	$911
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the six months ended June 30, 2015 and 2014. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Loans – reported
Average loans retained	$331,924	$315,415	$329,921	$312,244
Gross charge-offs	4	9	33	77
Gross recoveries	(23)	(53)	(53)	(108)
Net recoveries	(19)	(44)	(20)	(31)
Net recovery rate	(0.02)%	(0.06)%	(0.01)%	(0.02)%
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
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s likely actual future credit exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s wholesale lending-related commitments was $205.7 billion and $216.5 billion as of June 30, 2015, and December 31, 2014, respectively.
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
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	Derivative receivables
	June 30, 2015	December 31, 2014
Interest rate	$31,323	$33,725
Credit derivatives	1,321	1,838
Foreign exchange	18,340	21,253
Equity	6,058	8,177
Commodity	10,409	13,982
Total, net of cash collateral	67,451	78,975
Liquid securities and other cash collateral held against derivative receivables	(18,440)	(19,604)
Total, net of collateral	$49,011	$59,371
Derivative receivables reported on the Consolidated Balance Sheets were $67.5 billion and $79.0 billion at June 30, 2015, and December 31, 2014, respectively. These amounts represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other G7 government bonds) and other cash collateral held by the Firm aggregating $18.4 billion and $19.6 billion at June 30, 2015, and December 31, 2014, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor.

In addition to the collateral described in the preceding paragraph, the Firm also holds additional collateral (primarily cash, G7 government securities, other liquid government-agency and guaranteed securities, and corporate debt and equity securities) delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Although this collateral does not reduce the balances and is not included in the table above, it is available as security against potential exposure that could arise should the fair value of the client’s derivative transactions move in the Firm’s favor. As of June 30, 2015, and December 31, 2014, the Firm held $43.5 billion and $48.6 billion, respectively, of this additional collateral. The derivative receivables fair value, net of all collateral, also does not include other credit enhancements, such as letters of credit. For additional information on the Firm’s use of collateral agreements, see Note 5.

The following table summarizes the ratings profile by derivative counterparty of the Firm’s derivative receivables, including credit derivatives, net of other liquid securities collateral, for the dates indicated. The ratings scale is based on the Firm’s internal ratings, which generally correspond to the ratings as defined by S&P and Moody’s.

Ratings profile of derivative receivables
Rating equivalent	June 30, 2015		December 31, 2014
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
AAA/Aaa to AA-/Aa3	$14,088	29%	$19,202	32%
A+/A1 to A-/A3	11,945	24	13,940	24
BBB+/Baa1 to BBB-/Baa3	14,979	31	19,008	32
BB+/Ba1 to B-/B3	7,442	15	6,384	11
CCC+/Caa1 and below	557	1	837	1
Total	$49,011	100%	$59,371	100%
As previously noted, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s derivatives transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity — was 88% for both June 30, 2015, and December 31, 2014.
Credit derivatives
The Firm uses credit derivatives for two primary purposes: first, in its capacity as a market-maker, and second, as an end-user, to manage the Firm’s own credit risk associated with various exposures. For a detailed description of credit derivatives, see Credit derivatives in Note 5 of this Form
10-Q, and Note 6 of JPMorgan Chase’s 2014 Annual Report.
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
(in millions)	June 30, 2015	December 31, 2014
Credit derivatives used to manage:
Loans and lending-related commitments	$2,349	$2,047
Derivative receivables	21,199	24,656
Total net protection purchased	23,548	26,703
Total net protection sold	—	—
Credit portfolio management derivatives notional, net	$23,548	$26,703

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.

ALLOWANCE FOR CREDIT LOSSES
JPMorgan Chase’s allowance for loan losses covers both the consumer (primarily scored) portfolio and wholesale (risk-rated) portfolio. The allowance represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also determines an allowance for wholesale and certain consumer lending-related commitments.
For a further discussion of the components of the allowance for credit losses and related management judgments, see Critical Accounting Estimates Used by the Firm on pages 79–81 and Note 14 of this Form 10-Q, and Critical Accounting Estimates Used by the Firm on pages 161–165 and Note 15 of JPMorgan Chase’s 2014 Annual Report.
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm, and discussed with the Directors’ Risk Policy Committee and Audit Committee of the Board of Directors of the Firm. As of June 30, 2015, JPMorgan Chase deemed the allowance for credit losses to be appropriate and sufficient to absorb probable credit losses inherent in the portfolio.

The consumer, excluding credit card, allowance for loan losses decreased from December 31, 2014, primarily due to a reduction in the non-PCI residential real estate portfolio allowance, reflecting continued improvement in home prices and delinquencies, and the runoff of the student loan portfolio. For additional information about delinquencies and nonaccrual loans in the consumer, excluding credit card, loan portfolio, see Consumer Credit Portfolio on pages 46–51 and Note 13.
The credit card allowance for loan losses was relatively unchanged from December 31, 2014, reflecting stable credit quality trends. For additional information about credit trends in the credit card loan portfolio, see Consumer Credit Portfolio on pages 46–51 and Note 13.
The wholesale allowance for credit losses reflected an increase from December 31, 2014, which included the impact of select downgrades, including within the Oil & Gas portfolio. Excluding the Oil & Gas portfolio, the credit environment continued to be generally favorable as evidenced by low charge-off rates and stable credit quality trends.

Summary of changes in the allowance for credit losses
	2015				2014
Six months ended June 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$7,050	$3,439	$3,696	$14,185	$8,456	$3,795	$4,013	$16,264
Gross charge-offs	827	1,776	33	2,636	1,084	1,982	77	3,143
Gross recoveries	(337)	(187)	(53)	(577)	(399)	(209)	(108)	(716)
Net charge-offs/(recoveries)	490	1,589	(20)	2,059	685	1,773	(31)	2,427
Write-offs of PCI loans(a)	110	—	—	110	109	—	—	109
Provision for loan losses	42	1,589	265	1,896	81	1,573	(55)	1,599
Other	—	(5)	8	3	—	(1)	—	(1)
Ending balance at June 30,	$6,492	$3,434	$3,989	$13,915	$7,743	$3,594	$3,989	$15,326
Impairment methodology
Asset-specific(b)	$436	$518	$147	$1,101	$598	$583	$138	$1,319
Formula-based	2,841	2,916	3,842	9,599	3,396	3,011	3,851	10,258
PCI	3,215	—	—	3,215	3,749	—	—	3,749
Total allowance for loan losses	$6,492	$3,434	$3,989	$13,915	$7,743	$3,594	$3,989	$15,326
Allowance for lending-related commitments
Beginning balance at January 1,	$13	$—	$609	$622	$8	$—	$697	$705
Provision for lending-related commitments	2	—	(4)	(2)	1	—	(58)	(57)
Ending balance at June 30,	$15	$—	$605	$620	$9	$—	$639	$648
Impairment methodology
Asset-specific	$—	$—	$55	$55	$—	$—	$43	$43
Formula-based	15	—	550	565	9	—	596	605
Total allowance for lending-related commitments(c)	$15	$—	$605	$620	$9	$—	$639	$648
Total allowance for credit losses	$6,507	$3,434	$4,594	$14,535	$7,752	$3,594	$4,628	$15,974
Memo:
Retained loans, end of period	$316,781	$124,705	$338,219	$779,705	$288,214	$125,621	$321,534	$735,369
Retained loans, average	305,463	122,542	329,921	757,926	288,443	123,111	312,244	723,798
PCI loans, end of period	43,806	—	4	43,810	50,118	—	5	50,123
Credit ratios
Allowance for loan losses to retained loans	2.05%	2.75%	1.18%	1.78%	2.69%	2.86%	1.24%	2.08%
Allowance for loan losses to retained nonaccrual loans(d)	112	NM	457	209	112	NM	549	201
Allowance for loan losses to retained nonaccrual loans excluding credit card	112	NM	457	158	112	NM	549	154
Net charge-off/(recovery) rates	0.32	2.61	(0.01)	0.55	0.48	2.90	(0.02)	0.68
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans	1.20	2.75	1.18	1.45	1.68	2.86	1.24	1.69
Allowance for loan losses to retained nonaccrual loans(d)	57	NM	457	161	58	NM	549	152
Allowance for loan losses to retained nonaccrual loans excluding credit card	57	NM	457	109	58	NM	549	105
Net charge-off/(recovery) rates	0.38%	2.61%	(0.01)%	0.58%	0.58%	2.90%	(0.02)%	0.73%
Note: In the table above, the financial measures which exclude the impact of PCI loans are non-GAAP financial measures. For additional information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14–15.

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

Provision for credit losses
For the three and six months ended June 30, 2015, the provision for credit losses was $935 million and $1.9 billion, respectively, compared with $692 million and $1.5 billion, respectively, in the prior year periods.
The total consumer provision for credit losses for the three months ended June 30, 2015 reflected lower net charge-offs in the current year period partially offset by a lower reduction in the allowance for loan losses. The total consumer provision for credit losses for the six months ended June 30, 2015 reflected lower net charge-offs in the current year period offset by a lower reduction in the allowance for loan losses. The lower reduction in the allowance for loan losses was due to stabilization of the credit environment compared with the prior year period.
The wholesale provision for credit losses for the three and six months ended June 30, 2015 reflected the impact of select downgrades, including within the Oil & Gas portfolio.

	Three months ended June 30,						Six months ended June 30,
	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses		Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Consumer, excluding credit card	$(99)	$(38)	$1	$1	$(98)	$(37)	$42	$81	$2	$1	$44	$82
Credit card	800	885	—	—	800	885	1,589	1,573	—	—	1,589	1,573
Total consumer	701	847	1	1	702	848	1,631	1,654	2	1	1,633	1,655
Wholesale	207	(165)	26	9	233	(156)	265	(55)	(4)	(58)	261	(113)
Total provision for credit losses	$908	$682	$27	$10	$935	$692	$1,896	$1,599	$(2)	$(57)	$1,894	$1,542

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
(http://investor.shareholder.com/jpmorganchase/basel.cfm).

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level.

Total VaR	Three months ended June 30,																Six months ended June 30,
	2015						2014						At June 30,				Average
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2015		2014		2015		2014
CIB trading VaR by risk type
Fixed income	$41		$31		$52		$38		$31		$45		$45		$34		$38		$37
Foreign exchange	9		6		13		8		5		13		9		6		9		7
Equities	16		11		25		14		10		21		23		15		17		14
Commodities and other	9		8		13		9		7		14		9		9		9		10
Diversification benefit to CIB trading VaR	(37)	(a)	NM	(b)	NM	(b)	(30)	(a)	NM	(b)	NM	(b)	(35)	(a)	(30)	(a)	(37)	(a)	(30)	(a)
CIB trading VaR	38		28		51		39		28		49		51		34		36		38
Credit portfolio VaR	15		12		19		10		8		12		13		9		16		12
Diversification benefit to CIB VaR	(10)	(a)	NM	(b)	NM	(b)	(6)	(a)	NM	(b)	NM	(b)	(11)	(a)	(5)	(a)	(9)	(a)	(7)	(a)
CIB VaR	43		35		53		43		34		56		53		38		43		43

Mortgage Banking VaR	4		3		7		20		3		28		5		3		4		13
Treasury and CIO VaR	4		3		4		5		4		5		4		5		4		5
Asset Management VaR	3		2		3		3		3		4		3		4		3		3
Diversification benefit to other VaR	(4)	(a)	NM	(b)	NM	(b)	(8)	(a)	NM	(b)	NM	(b)	(3)	(a)	(5)	(a)	(4)	(a)	(7)	(a)
Other VaR	7		6		10		20		7		27		9		7		7		14
Diversification benefit to CIB and other VaR	(8)	(a)	NM	(b)	NM	(b)	(8)	(a)	NM	(b)	NM	(b)	(11)	(a)	(5)	(a)	(7)	(a)	(8)	(a)
Total VaR	$42		$35		$51		$55		$38		$70		$51		$40		$43		$49

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

As presented in the table above, average Total VaR decreased for the three months ended June 30, 2015, compared with the prior year period. The decrease was primarily due to Mortgage Banking VaR, which was elevated in the three months ended June 30, 2014 due to a change in the mortgage servicing rights (“MSR”) hedge position made in advance of an anticipated update to certain MSR model assumptions. When such updates were implemented late in the second quarter of 2014, the MSR VaR decreased to prior levels. CIB average VaR was unchanged in the current quarter compared with the prior year period, as increases in Credit portfolio VaR due to higher volatility on certain idiosyncratic positions and higher Fixed income VaR due to higher risk exposures were offset by increased diversification benefit.
The average total VaR for the six months ended June 30, 2015 decreased from the prior year. The decrease was primarily driven by Mortgage Banking VaR due to a change in the MSR hedge position, partially offset by an increase in Credit Portfolio VaR due to higher volatility on certain idiosyncratic positions.

As part of the Firm’s continuous evaluation and periodic enhancement of its VaR model calculations, during the second quarter of 2015 the Firm refined the historical proxy time series inputs to certain VaR models to more appropriately reflect the risk exposure from certain asset-backed products. Had these new time series been used as inputs into these VaR models in the first quarter of 2015, the Firm estimates they would have resulted in a reduction to average Fixed income VaR of $3 million, average CIB VaR of $2 million, and average total VaR of $3 million, as well as an insignificant reduction to Mortgage Banking VaR. The impact of this refinement on all other periods presented was not material. The Firm expects in subsequent quarters to continue to refine the VaR model calculations and times series inputs related to these products.
The Firm’s average total VaR diversification benefit was $8 million, or 19% of the sum, for the three months ended June 30, 2015, compared with $8 million, or 15% of the sum, for the comparable 2014 period. In general, over the course of the year, VaR exposure can vary significantly as positions change, market volatility fluctuates and diversification benefits change.

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

The following chart presents the daily market risk-related gains and losses on the Firm’s Risk Management positions for the six months ended June 30, 2015. As the chart presents market risk-related gains and losses related to those positions included in the Firm’s Risk Management VaR, the results in the table below differ from the results of back-testing disclosed in the Market Risk section of the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to covered positions. The chart shows that for the six months ended June 30, 2015, the Firm observed 2 VaR band breaks and posted gains on 67 of the 128 days. The Firm observed 2 VaR band breaks and posted gains on 26 of the 65 days for the three months ended June 30, 2015.

Daily Market Risk-Related Gains and Losses
vs. Risk Management VaR (1-day, 95% Confidence level)
Six months ended June 30, 2015

($millions)
Market Risk-Related Gains and Losses
Risk Management VaR
250
200
150
100
50
-
(50)
(100)
January
February
March
April
May
June

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
The Firm conducts simulations of changes in structural interest rate-sensitive revenue under a variety of instantaneous interest rate shock scenarios for interest rate-sensitive assets and liabilities denominated in U.S. dollar and other currencies (“non-U.S. dollar” currencies). Earnings-at-risk scenarios estimate the potential change in this revenue, and the corresponding impact to the Firm’s pretax net interest income excluding markets over the following 12 months utilizing multiple assumptions as described below. These scenarios may consider the impact on exposures as a result of changes in interest rates, as well as pricing sensitivities of deposits, optionality and changes in product mix. The scenarios include forecasted balance sheet changes, as well as modeled prepayment and reinvestment behavior, but do not include assumptions about actions which could be taken by the Firm in response to any such instantaneous rate changes. Mortgage prepayment assumptions are based on current interest rates compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience. The Firm’s earnings-at-risk scenarios are periodically evaluated and enhanced in response to changes in the composition of the Firm’s balance sheet, changes in market conditions, improvements in the Firm’s simulation and other factors.
Effective January 1, 2015, the Firm conducts earnings-at-risk simulations for assets and liabilities denominated in U.S. dollars separately from assets and liabilities denominated in non-U.S. dollar currencies, and incorporates more granular assumptions used to estimate the pricing behavior associated with non-U.S. dollar assets and liabilities, in order to enhance the Firm’s ability to monitor structural interest rate risk from non-U.S. dollar exposures.

The Firm’s U.S. dollar sensitivity is presented in the table below. The result of the non-U.S. dollar sensitivity scenario was not material to the Firm’s earnings-at-risk at June 30, 2015.

JPMorgan Chase’s 12-month pretax net interest income excluding markets sensitivity profiles
(Excludes the impact of trading activities and MSRs)
(in billions)	Instantaneous change in rates
June 30, 2015	+200bps	+100bps	-100bps		-200bps
U.S. dollar	$4.5	$2.7	NM	(a)	NM	(a)
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
Additionally, another U.S. dollar interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month pretax benefit to net interest income excluding markets of approximately $600 million. The increase in net interest income excluding markets under this scenario reflects the Firm reinvesting at the higher long-term rates, with funding costs remaining unchanged. The result of the comparable non-U.S. dollar analysis is not material to the Firm.

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

The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of June 30, 2015. The selection of countries is based solely on the Firm’s largest total exposures by country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any actual or potentially adverse credit conditions. Country exposures may fluctuate from period-to-period due to normal client activity and market flows.

Top 20 country exposures
	June 30, 2015
(in billions)	Lending(a)	Trading and investing(b)(c)	Other(d)	Total exposure
United Kingdom	$25.5	$25.9	$1.8	$53.2
Germany	15.3	25.1	0.3	40.7
France	14.7	15.5	0.2	30.4
Japan	15.4	7.1	0.4	22.9
China	9.4	7.6	0.7	17.7
Netherlands	4.9	11.1	1.3	17.3
Canada	11.8	4.2	0.5	16.5
Australia	6.1	8.6	—	14.7
Brazil	6.6	7.6	—	14.2
Switzerland	8.6	1.8	2.8	13.2
India	5.2	5.8	0.3	11.3
Korea	5.1	2.6	—	7.7
Hong Kong	2.4	3.2	1.8	7.4
Belgium	2.3	3.1	0.1	5.5
Singapore	2.9	1.8	0.7	5.4
Mexico	2.4	3.0	—	5.4
Italy	3.7	1.4	0.3	5.4
Spain	2.9	2.1	0.2	5.2
Luxembourg	3.9	0.4	—	4.3
Sweden	1.9	2.3	—	4.2

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

The Firm’s exposure to Greece was not material as of June 30, 2015. However, given ongoing pressure on the sovereign and banking sectors, with the potentially broader implications to the Eurozone, the Firm is actively monitoring events and assessing the impact of different possible outcomes.

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
The Firm and several other U.S. financial institutions have experienced significant distributed denial-of-service attacks from technically sophisticated and well-resourced unauthorized parties which are intended to disrupt online banking services. The Firm and its clients are also regularly targeted by unauthorized parties using malicious code and viruses. On September 10, 2014, the Firm disclosed that a cyberattack against the Firm had occurred, as a result of which certain user contact information and internal JPMorgan Chase information relating to such users had been compromised. No account information for such affected customers — account numbers, passwords, user IDs, dates of birth or Social Security numbers — was compromised during the attack. The Firm is cooperating with government and law enforcement agencies in connection with their continuing investigation of the incident. The cyberattacks experienced to date have not resulted in any material disruption to the Firm’s operations nor have they had a material adverse effect on the Firm’s results of operations. The Firm’s Board of Directors and the Audit Committee are regularly apprised regarding the cybersecurity policies and practices of the Firm as well as the Firm’s efforts regarding significant cybersecurity events.
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
The Firm has established, and continues to establish, defenses to mitigate other possible future attacks. In each of 2015 and 2016, the Firm expects its annual cybersecurity spending to be nearly double what it was in 2014 in order to enhance its defense capabilities. These enhancements will include more robust testing, advanced analytics and improved technology coverage.

CAPITAL MANAGEMENT
The following discussion of JPMorgan Chase’s capital management highlights developments since December 31, 2014, and should be read in conjunction with the Capital Management section on pages 146–155 of JPMorgan Chase’s 2014 Annual Report.
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

Regulatory capital
The following tables present the Firm’s Transitional and Fully Phased-In risk-based and leverage-based capital metrics under both the Basel III Standardized and Advanced Approaches.

	Transitional					Fully Phased-In
June 30, 2015 (in millions, except ratios)	Standardized		Advanced	Minimum capital ratios (c)	Well-capitalized ratios (d)	Standardized	Advanced	Minimum capital ratios (e)		Well-capitalized ratios(g)
Risk-based capital metrics:
CET1 capital	$169,769		$169,769			$168,949	$168,949
Tier 1 capital	194,725		194,725			193,828	193,828
Total capital	228,390		218,811			224,589	215,010
Risk-weighted assets	1,499,638	(b)	1,520,140			1,510,650	1,531,813
CET1 capital ratio	11.3%		11.2%	4.5%	6.5%	11.2%	11.0%	11.5%		6.5%
Tier 1 capital ratio	13.0		12.8	6.0	8.0	12.8	12.7	13.0		8.0
Total capital ratio	15.2		14.4	8.0	10.0	14.9	14.0	15.0		10.0
Leverage-based capital metrics
Tier 1 capital	$194,725		$194,725			$193,828	$193,828
Adjusted average assets	2,448,357		2,448,357			2,447,634	2,447,634
Tier 1 leverage ratio(a)	8.0%		8.0%	4.0	5.0	7.9%	7.9%	4.0		5.0
SLR leverage exposure	NA		$3,223,844			NA	$3,223,121
SLR	NA		6.0%	NA	NA	NA	6.0%	5.0	(f)	NA

	Transitional					Fully Phased-In
December 31, 2014 (in millions, except ratios)	Standardized		Advanced	Minimum capital ratios (c)	Well-capitalized ratios (d)	Standardized	Advanced	Minimum capital ratios (e)		Well-capitalized ratios(g)
Risk-based capital metrics:
CET1 capital	$164,426		$164,426			$164,514	$164,514
Tier 1 capital	186,294		186,294			184,572	184,572
Total capital	221,225		210,684			216,796	206,256
Risk-weighted assets	1,472,602	(b)	1,608,240			1,561,145	1,619,287
CET1 capital ratio	11.2%		10.2%	4.5%	6.5%	10.5%	10.2%	9.5%		6.5%
Tier 1 capital ratio	12.7		11.6	6.0	8.0	11.8	11.4	11.0		8.0
Total capital ratio	15.0		13.1	8.0	10.0	13.9	12.7	13.0		10.0
Leverage-based capital metrics
Tier 1 capital	$186,294		$186,294			$184,572	$184,572
Adjusted average assets	2,465,414		2,465,414			2,464,401	2,464,401
Tier 1 leverage ratio(a)	7.6%		7.6%	4.0	5.0	7.5%	7.5%	4.0		5.0
SLR leverage exposure	NA		NA			NA	$3,320,404
SLR	NA		NA	NA	NA	NA	5.6%	5.0	(f)	NA
Note: As of June 30, 2015, and December 31, 2014, the lower of the Standardized or Advanced capital ratios under the transitional rules represents the Firm’s Collins Floor, as discussed further below. If the fully phased-in Basel III rules were in effect as of June 30, 2015, and December 31, 2014, the lower of the fully phased-in Standardized and Advanced capital ratios would be the Collins Floor. Also included in the tables are the transitional and fully phased-in regulatory minimums and well-capitalized minimum capital ratios, which as of June 30, 2015, include the impact of the U.S. G-SIB final rule issued on July 20, 2015, as described further below.

(a)	As the Tier 1 leverage ratio is not a risk-based measure of capital, the ratios presented in the table reflect the same calculation.

(b)	Effective January 1, 2015, the Basel III definition of the Standardized RWA became effective. Prior measures of Basel III Standardized RWA were calculated under Basel I rules.

(c)	Represents the minimum capital ratios for 2015 currently applicable to the Firm under Basel III.

(d)	Represents the minimum capital ratios for 2015 currently applicable to the Firm under the Prompt Corrective Action (”PCA”) requirements of the FDIC Improvement Act (”FDICIA”).

(e)
Represents the minimum capital ratios applicable to the Firm on a fully phased-in Basel III basis, including the final U.S. G-SIB surcharge estimated by the Federal Reserve in its publication of the U.S. Final G-SIB Rule on July 20, 2015. These minimums will be fully phased-in effective January 1, 2019. For additional information on the G-SIB surcharge, see page 69.

(f)	In the case of SLR, the fully phased-in minimum ratio is effective beginning January 1, 2018.

(g)	Represents the minimum Basel III Fully Phased-In capital ratios applicable to the Firm under the PCA requirements of the FDICIA.

At June 30, 2015, and December 31, 2014, JPMorgan Chase maintained Basel III Standardized Transitional and Basel III Advanced Transitional capital ratios in excess of the well-capitalized standards established by the Federal Reserve. Additional information regarding the Firm’s capital ratios, as well as the U.S. federal regulatory capital standards to which the Firm is subject, is presented in Note 20. For further information on the Firm’s Basel III measures, see the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website (http://investor.shareholder.com/jpmorganchase/basel.cfm).
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. The U.S. capital requirements generally follow the Capital Accord of the Basel Committee, as amended from time to time.
Basel III overview
Basel III capital rules, for large and internationally active U.S. bank holding companies and banks, including the Firm and its insured depository institution (“IDI”) subsidiaries, revised, among other things, the definition of capital and introduced a new common equity Tier 1 capital (“CET1 capital”) requirement. Basel III presents two comprehensive methodologies for calculating risk-weighted assets (“RWA”)– a general (Standardized) approach, which replaced Basel I RWA effective January 1, 2015 (“Basel III Standardized”), and an advanced approach, which replaced Basel II RWA (“Basel III Advanced”)– and sets out minimum capital ratios and overall capital adequacy standards. Certain of the requirements of Basel III are subject to phase-in periods that began on January 1, 2014 and continue through the end of 2018 (“transitional period”) as described below.
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to calculate a supplementary leverage ratio (“SLR”). Certain U.S. bank holding companies, including the Firm, are required to have a minimum SLR of at least 5% and IDI subsidiaries, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., to have a minimum SLR of at least 6%, both beginning January 1, 2018. For additional information on the SLR, see page 71.
Basel III Transitional
Basel III Transitional capital requirements became effective on January 1, 2014, and will become fully phased-in on January 1, 2019. The following table presents a reconciliation of the Firm’s Basel III Transitional CET1 capital to the Firm’s estimated Basel III Fully Phased-In CET1 capital as of June 30, 2015.

(in millions)	June 30, 2015
Transitional CET1 capital	$169,769
AOCI phase-in(a)	945
CET1 capital deduction phase-in(b)	(1,094)
Intangibles deduction phase-in(c)	(585)
Other adjustments to CET1 capital(d)	(86)
Fully Phased-In CET1 capital	$168,949

(a)
Includes the remaining balance of AOCI related to AFS debt securities and defined benefit pension and other postretirement employee benefit (“OPEB”) plans that will qualify as Basel III CET1 capital upon full phase-in.

(b)
Predominantly includes regulatory adjustments related to changes in FVA/DVA, as well as CET1 deductions for defined benefit pension plan assets and deferred tax assets related to net operating loss carryforwards.

(c)	Relates to intangible assets, other than goodwill and MSRs, that are required to be deducted from CET1 capital upon full phase-in.

(d)	Includes minority interest and the Firm’s investments in its own CET1 capital instruments.
Basel III Fully Phased-In
Basel III capital rules will become fully phased-in on January 1, 2019, at which point the Firm will continue to calculate its capital ratios under both the Basel III Standardized and Advanced Approaches. While the Firm has imposed Basel III Standardized Fully Phased-In RWA limits on its lines of business, the Firm continues to manage each of the businesses (including line of business equity allocations), as well as the corporate functions, primarily on a Basel III Advanced Fully Phased-In basis.
The Firm’s capital, RWA and capital ratios that are presented under Basel III Standardized and Advanced Fully Phased-In rules and the Firm’s and JPMorgan Chase Bank, N.A.’s and Chase Bank USA, N.A.’s SLRs calculated under the Basel III Advanced Fully Phased-In rules are non-GAAP financial measures. However, such measures are used by banking regulators, investors and analysts to assess the Firm’s capital position and to compare the Firm’s capital to that of other financial services companies.
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

Risk-based capital regulatory minimums
The Basel III rules include minimum capital ratio requirements that are also subject to phase-in periods through the end of 2018. In addition to the regulatory minimum capital requirements, certain banking organizations, including the Firm, will be required to hold additional amounts of capital to serve as a “capital conservation buffer”. The capital conservation buffer is intended to be used to absorb potential losses in times of financial or economic stress. If not maintained, the Firm could be limited in the amount of capital that may be distributed, including dividends and common equity repurchases.
The capital conservation buffer requires an additional 2.5% of CET1 capital, as well as additional levels of capital in the form of a G-SIB surcharge. On July 20, 2015, the Federal Reserve issued a final rule requiring G-SIBs to calculate their G-SIB surcharge, on an annual basis, under two separately prescribed methods, and to be subject to the higher of the two. The first method reflects the G-SIB surcharge as prescribed by Basel rules, and is calculated across five criteria: size, cross-jurisdictional activity, interconnectedness, complexity and substitutability. The second method modifies the requirements to include a measure of short-term wholesale funding in place of substitutability, and introduces a G-SIB score “multiplication factor.” In its July 20, 2015, rule release, the Federal Reserve estimated the Firm’s G-SIB surcharge to be 4.5% of capital based on its G-SIB score as of December 31, 2014. Based on the Federal Reserve’s estimates, the Firm’s fully phased-in capital conservation buffer is 7%. The capital conservation buffer will be phased-in beginning January 1, 2016. The Firm’s previous estimates of its G-SIB buffer reflected an additional 2.5% of capital required as prescribed by Basel rules, which are equivalent to the first method prescribed under the U.S. final rule.
Basel III also establishes a minimum 6.5% CET1 standard for the definition of “well capitalized” under the PCA requirements of the FDICIA. The CET1 standard was effective January 1, 2015.
The capital adequacy of the Firm and its national bank subsidiaries, both during the transitional period and upon full phase-in, is evaluated against the Basel III approach (Standardized or Advanced) which results in the lower ratio (the “Collins Floor”), as required by the Collins Amendment of the Dodd-Frank Act.

Capital
A reconciliation of total stockholders’ equity to Basel III Fully Phased-In CET1 capital, Tier 1 capital and Basel III Advanced and Standardized Fully Phased-In Total capital is presented in the table below. For additional information on the components of regulatory capital, see Note 20.

Risk-based capital components
(in millions)	June 30, 2015
Total stockholders’ equity	$241,205
Less: Preferred stock	24,918
Common stockholders’ equity	216,287
Less:
Goodwill(a)	44,717
Other intangible assets(a)	1,110
Other CET1 capital adjustments	1,511
CET1 capital	168,949
Preferred stock	24,918
Less:
Other Tier 1 adjustments	39
Tier 1 capital	$193,828
Long-term debt and other instruments qualifying as Tier 2 capital	$16,311
Qualifying allowance for credit losses	14,535
Other	(85)
Standardized Fully Phased-In Tier 2 capital	$30,761
Standardized Fully Phased-in Total capital	$224,589
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital	(9,579)
Advanced Fully Phased-In Tier 2 capital	$21,182
Advanced Fully Phased-In Total capital	$215,010

(a)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

Capital rollforward
The following table presents the changes in Basel III Fully Phased-In CET1 capital, Tier 1 capital and Tier 2 capital for the six months ended June 30, 2015.

Six months ended June 30, (in millions)	2015
Standardized/Advanced CET1 capital at December 31, 2014	$164,514
Net income applicable to common equity	11,500
Dividends declared on common stock	(3,183)
Net purchase of treasury stock	(1,541)
Changes in additional paid-in capital	(1,066)
Changes related to AOCI	(1,244)
Adjustment related to FVA/DVA	(390)
Other	359
Increase in Standardized/Advanced CET1 capital	4,435
Standardized/Advanced CET1 capital at June 30, 2015	$168,949

Standardized/Advanced Tier 1 capital at December 31, 2014	$184,572
Change in CET1 capital	4,435
Net issuance of noncumulative perpetual preferred stock	4,855
Other	(34)
Increase in Standardized/Advanced Tier 1 capital	9,256
Standardized/Advanced Tier 1 capital at June 30, 2015	$193,828

Standardized Tier 2 capital at December 31, 2014	$32,224
Change in long-term debt and other instruments qualifying as Tier 2	(1,193)
Change in qualifying allowance for credit losses	(273)
Other	3
Increase in Standardized Tier 2 capital	(1,463)
Standardized Tier 2 capital at June 30, 2015	$30,761
Standardized Total capital at June 30, 2015	$224,589
Advanced Tier 2 capital at December 31, 2014	$21,684
Change in long-term debt and other instruments qualifying as Tier 2	(1,193)
Change in qualifying allowance for credit losses	690
Other	1
Increase in Advanced Tier 2 capital	(502)
Advanced Tier 2 capital at June 30, 2015	$21,182
Advanced Total capital at June 30, 2015	$215,010

RWA
Key differences in the calculation of credit risk RWA between the Standardized and Advanced approaches are that for Basel III Advanced, credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas for Basel III Standardized, credit risk RWA is generally based on supervisory risk-weightings which vary primarily by counterparty type and asset class. Market risk RWA is calculated on a generally consistent basis between Basel III Standardized and Basel III Advanced. Basel III Advanced also includes a measure of operational risk RWA. In addition to the RWA calculated under these methodologies, the Firm may supplement such amounts to incorporate management judgment and feedback from its bank regulators.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced Fully Phased-In for the six months ended June 30, 2015. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Six months ended June 30, 2015 (in billions)	Credit risk RWA	Market risk RWA	Total RWA	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
At December 31, 2014	$1,381	$180	$1,561	$1,040	$179	$400	$1,619
Effect of rule changes	—	—	—	—	—	—	—
Model & data changes(a)	(7)	(16)	(23)	(24)	(16)	—	(40)
Portfolio runoff(b)	(5)	(6)	(11)	(8)	(6)	—	(14)
Movement in portfolio levels(c)	(5)	(11)	(16)	(22)	(11)	—	(33)
Changes in RWA	(17)	(33)	(50)	(54)	(33)	—	(87)
June 30, 2015	$1,364	$147	$1,511	$986	$146	$400	$1,532

(a)	Model & data changes refer to movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).

(b)
Portfolio runoff for credit risk RWA reflects reduced risk from position rolloffs in legacy portfolios in Mortgage Banking, and for market risk RWA reflects reduced risk from position rolloffs in legacy portfolios in the wholesale businesses.

(c)
Movement in portfolio levels for credit risk RWA refers to changes in book size, composition, credit quality, and market movements; and for market risk RWA refers to changes in position and market movements.

Supplementary leverage ratio
For additional information on the SLR, see Capital Management on pages 146–155 of JPMorgan Chase’s 2014 Annual Report.
The following table presents the components of the Firm’s Fully Phased-In SLR as of June 30, 2015.

(in millions, except ratio)	June 30, 2015
Tier 1 Capital	$193,828
Total average assets	2,494,326
Less: amounts deducted from Tier 1 capital	46,692
Total adjusted average assets(a)	2,447,634
Off-balance sheet exposures(b)	775,487
SLR leverage exposure	$3,223,121
SLR	6.0%

(a)
Adjusted average assets, for purposes of calculating the SLR, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital predominantly comprising disallowed goodwill and other intangible assets.

(b)	Off-balance sheet exposures are calculated using the average of each of the three month’s period-end balances.
As of June 30, 2015, the Firm estimates that JPMorgan Chase Bank, N.A.’s and Chase Bank USA, N.A.’s Fully Phased-In SLRs are approximately 6.1% and 8.3%, respectively.

Regulatory capital outlook
The Firm expects to continue to accrete capital and believes its current capital levels enable it to retain market access, continue its strategy to invest in and grow its businesses and maintain flexibility to distribute excess capital. The Firm intends to balance return of capital to stockholders with achieving higher capital ratios over time. The Firm expects the capital ratio calculated under the Basel III Standardized Fully Phased-In Approach to become its binding constraint by the end of 2015, or slightly thereafter. The Firm expects its Basel III Advanced and Standardized Fully Phased-In CET1 ratios to be above 11% by the end of 2015 and is targeting reaching a Basel III CET1 ratio of approximately 12% no later than the end of 2018.
The Firm’s capital targets take into consideration the current U.S. Basel III requirements including the U.S. G-SIB Final Rule and other business factors. These targets may be revised in the future, for example, if the Firm’s G-SIB capital surcharge is determined to be lower than 4.5% or if changes are introduced by banking regulators to the required minimum capital ratios to which the Firm is subject. The Firm intends to manage its capital so that it achieves the required capital levels and composition in line with, or in advance of, the required timetables of current and proposed rules.
Minimum Total Loss Absorbing Capacity (“TLAC”)
In November 2014, the Financial Stability Board issued a proposal requiring minimum TLAC of 16-20% of a financial institution’s RWA and of at least twice its Basel III Tier 1 leverage ratio. The final TLAC proposal is expected to be submitted to the G-20 in advance of the G-20 Summit scheduled for fourth quarter of 2015. U.S. banking regulators are expected to issue an NPR that would outline TLAC requirements specific to U.S. banks. For additional information on TLAC, see Capital Management on pages 146–155 of JPMorgan Chase’s 2014 Annual Report.

Economic risk capital
Economic risk capital is another of the disciplines the Firm uses to assess the capital required to support its businesses. Economic risk capital is a measure of the capital needed to cover JPMorgan Chase’s business activities in the event of unexpected losses. The Firm measures economic risk capital using internal risk-assessment methodologies and models based primarily on four risk factors: credit, market, operational and private equity risk, and considers factors, assumptions and inputs that differ from those required to be used for regulatory capital requirements. Accordingly, economic risk capital provides a complementary measure to regulatory capital. As economic risk capital is a separate component of the capital framework for Advanced Approach banking organizations under Basel III, the Firm continues to enhance its economic risk capital framework.

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

Line of business equity
(in billions)	June 30, 2015	December 31, 2014
Consumer & Community Banking	$51.0	$51.0
Corporate & Investment Bank	62.0	61.0
Commercial Banking	14.0	14.0
Asset Management	9.0	9.0
Corporate	80.3	76.7
Total common stockholders’ equity	$216.3	$211.7

Line of business equity	Quarterly average
(in billions)	2Q15	4Q14	2Q14
Consumer & Community Banking	$51.0	$51.0	$51.0
Corporate & Investment Bank	62.0	61.0	61.0
Commercial Banking	14.0	14.0	14.0
Asset Management	9.0	9.0	9.0
Corporate	77.7	76.9	71.2
Total common stockholders’ equity	$213.7	$211.9	$206.2

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
The Firm’s current expectation is to continue to target a dividend payout ratio of approximately 30% of normalized earnings over time. Following receipt on March 11, 2015, of the Federal Reserve’s non-objection to the Firm’s 2015 capital plan submitted under its Comprehensive Capital Analysis and Review (“CCAR”), the Firm announced that its Board of Directors increased the quarterly common stock dividend to $0.44 per share, effective with the dividend paid on July 31, 2015. The Firm’s dividends will be subject to the Board of Directors’ approval at the customary times those dividends are declared.
For information regarding dividend restrictions, see Note 22 and Note 27 of JPMorgan Chase’s 2014 Annual Report.
Redemption of outstanding trust preferred securities
On April 2, 2015, the Firm redeemed $1.5 billion, or 100% of the liquidation amount, of JPMorgan Chase Capital XXIX trust preferred securities. For additional information on the Firm’s trust preferred securities, see Note 21 of the 2014 Annual Report.
Preferred stock
During the three and six months ended June 30, 2015, the Firm issued $3.4 billion and $4.9 billion, respectively, of noncumulative preferred stock. Preferred stock dividends declared were $380 million and $704 million for the three and six months ended June 30, 2015, respectively. Assuming all preferred stock issuances were outstanding for the entire quarter and quarterly dividends were declared on such issuances, preferred stock dividends would have been $394 million for the three months ended June 30, 2015.
Further, on July 29, 2015, the Firm issued $1.2 billion of noncumulative preferred stock.
For additional information on the Firm’s preferred stock, see Note 22 of JPMorgan Chase’s 2014 Annual Report.
Common equity
During the second quarter of 2015, warrant holders exercised their right to purchase 11.0 million shares of the Firm’s common stock. Under the warrants’ net settlement terms, the Firm issued 4.2 million shares of its common stock. As of June 30, 2015, 48.8 million warrants remained outstanding, compared with 59.8 million as of December 31, 2014.
Following receipt on March 11, 2015, of the Federal Reserve’s non-objection to the Firm’s 2015 capital plan submitted under CCAR, the Firm’s Board of Directors authorized the Firm to repurchase up to $6.4 billion of common equity (common stock and warrants) between April 1, 2015, and June 30, 2016. This authorization includes shares repurchased to offset issuances under the Firm’s equity-based compensation plans.
The following table sets forth the Firm’s repurchases of common equity for the three and six months ended June 30, 2015 and 2014. The Firm repurchased common equity as permitted by its CCAR capital plans and prior Board authorization. There were no warrants repurchased during the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Total shares of common stock repurchased	19.2	24.8	51.7	31.5
Aggregate common stock repurchases	$1,249	$1,375	$3,149	$1,761
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the common equity repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common equity — for example, during internal trading blackout periods. All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information.
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
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At June 30, 2015, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $13.3 billion, exceeding the minimum requirement by $10.8 billion, and JPMorgan Clearing’s net capital was $8.0 billion, exceeding the minimum requirement by $6.3 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of June 30, 2015, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
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
At June 30, 2015, J.P. Morgan Securities plc had estimated total capital of $31.3 billion; its estimated CET1 capital ratio was 10.7% and its estimated Total capital ratio was 13.9%. Both capital ratios exceeded the minimum standards of 4.5% and 8.0%, respectively, under the transitional requirements of the European Union’s (“EU”) Basel III Capital Requirements Directive and Regulation, as well as the additional capital requirements specified by the PRA.

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
At June 30, 2015, the Firm was compliant with the fully phased-in U.S. LCR. The Firm’s LCR may fluctuate from period-to-period due to normal flows from client activity.
On October 31, 2014, the Basel Committee issued the final standard for the NSFR which will become a minimum standard by January 1, 2018. The U.S. banking regulators are expected to issue a proposal on the NSFR that would outline requirements specific to U.S. banks.
HQLA
HQLA is the amount of assets that qualify for inclusion in the U.S. LCR. HQLA primarily consists of cash and certain unencumbered high quality liquid assets as defined in the final rule.
As of June 30, 2015, the Firm’s HQLA was $532 billion, compared with $600 billion as of December 31, 2014. The decrease in HQLA was due to lower cash balances largely driven by lower non-operating deposit balances; however, the Firm remains LCR–compliant given the corresponding reduction in estimated net cash outflows that are associated with these deposits. HQLA may fluctuate from period-to-period primarily due to normal flows from client activity.

The following table presents HQLA included in the U.S. LCR, broken out by HQLA-eligible cash and HQLA-eligible securities as of June 30, 2015.

(in billions)	June 30, 2015
HQLA
Eligible cash(a)	$365
Eligible securities(b)	167
Total HQLA	$532

(a)	Predominantly cash on deposit at central banks.

(b)	Predominantly includes U.S. agency mortgage-backed securities, U.S. Treasuries, and sovereign bonds net of applicable haircuts under U.S. LCR rules.

In addition to HQLA, as of June 30, 2015, the Firm has approximately $242 billion of unencumbered marketable securities, such as equity securities and fixed income debt securities, available to raise liquidity, if required. Furthermore, the Firm maintains borrowing capacity at various Federal Home Loan Banks (“FHLBs”), the Federal Reserve Bank discount window and various other central banks as a result of collateral pledged by the Firm to such banks. Although available, the Firm does not view the borrowing capacity at the Federal Reserve Bank discount window and the various other central banks as a primary source of liquidity. As of June 30, 2015, the Firm’s remaining borrowing capacity at various FHLBs and the Federal Reserve Bank discount window was approximately $159 billion. This borrowing capacity excludes the benefit of securities included above in HQLA or other unencumbered securities held at the Federal Reserve Bank discount window for which the Firm has not drawn liquidity.
Funding
Sources of funds
Management believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.
The Firm funds its global balance sheet through diverse sources of funding including a stable deposit franchise as well as secured and unsecured funding in the capital markets. The Firm’s loan portfolio (aggregating approximately $791.2 billion at June 30, 2015), is funded with a portion of the Firm’s deposits (aggregating approximately $1,287.3 billion at June 30, 2015), and through securitizations and, with respect to a portion of the Firm’s real estate-related loans, with secured borrowings from the FHLBs. Deposits in excess of the amount utilized to fund loans are primarily invested in the Firm’s investment securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics. Securities borrowed or purchased under resale agreements and trading assets- debt and equity instruments are primarily funded by the Firm’s securities loaned or sold under agreements to repurchase, trading liabilities–debt and equity instruments and a portion of the Firm’s long-term debt and stockholders’ equity. In addition to funding securities borrowed or purchased under resale agreements and trading assets-debt and equity instruments, proceeds from the Firm’s debt and equity issuances are used to fund certain loans and other financial and non-financial assets, or may be invested in the Firm’s investment securities portfolio. See the discussion below for additional information relating to Deposits, Short-term funding, and Long-term funding and issuance.

Deposits
A key strength of the Firm is its diversified deposit franchise, through each of its lines of business, which provides a stable source of funding and limits reliance on the wholesale funding markets. As of June 30, 2015, the Firm’s loans-to-deposits ratio was 61%, compared with 56% at December 31, 2014.
As of June 30, 2015, total deposits for the Firm were $1,287.3 billion, compared with $1,363.4 billion at December 31, 2014 (58% of total liabilities at both June 30, 2015, and December 31, 2014). The decrease was attributable to lower wholesale deposits, partially offset by an increase in consumer deposits. For further information, see Balance Sheet Analysis on pages 10–11.

The Firm typically experiences higher customer deposit inflows at period-ends. Therefore, the Firm believes average deposit balances are more representative of deposit trends. The table below summarizes, by line of business, deposit balances as of June 30, 2015, and December 31, 2014, respectively, as well as average deposits for the three and six months ended June 30, 2015 and 2014, respectively.

	June 30, 2015	December 31, 2014	Three months ended June 30,		Six months ended June 30,
Deposits			Average		Average
(in millions)			2015	2014	2015	2014
Consumer & Community Banking	$530,767	$502,520	$529,448	$486,064	$520,850	$478,862
Corporate & Investment Bank	413,919	468,423	412,859	402,532	429,154	406,853
Commercial Banking	184,439	213,682	186,078	186,369	191,711	187,571
Asset Management	141,179	155,247	152,563	147,747	155,386	148,585
Corporate	17,028	23,555	18,197	21,287	20,625	22,268
Total Firm	$1,287,332	$1,363,427	$1,299,145	$1,243,999	$1,317,726	$1,244,139
A significant portion of the Firm’s deposits are consumer deposits (41% and 37% at June 30, 2015, and December 31, 2014, respectively), which are considered a stable source of liquidity. Additionally, the majority of the Firm’s institutional operating deposits are also considered to be stable sources of liquidity since they are generated from customers that maintain operating service relationships with the Firm. Wholesale non-operating deposits have decreased by over $100 billion from December 31, 2014 to June 30, 2015, predominantly driven by the Firm’s commitment to reduce such deposits as announced in February 2015. The reduction has not had and is not expected to have a significant impact on the Firm’s liquidity position. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 16–43 and pages 10–11, respectively.

The following table summarizes short-term and long-term funding, excluding deposits, as June 30, 2015, and December 31, 2014, and average balances for the three and six months ended June 30, 2015 and 2014, respectively. For additional information, see the Balance Sheet Analysis on pages 10–11 and Note 12.

	June 30, 2015	December 31, 2014	Three months ended June 30,		Six months ended June 30,
Sources of funds (excluding deposits)			Average		Average
(in millions)			2015	2014	2015	2014
Commercial paper:
Wholesale funding	$19,353	$24,052	$18,144	$18,559	$19,923	$18,791
Client cash management	22,885	42,292	30,876	41,201	34,563	40,433
Total commercial paper	$42,238	$66,344	$49,020	$59,760	$54,486	$59,224

Obligations of Firm-administered multi-seller conduits(a)	$12,959	$12,047	$11,943	$10,499	$11,709	$12,129
Other borrowed funds	$30,061	$30,222	$31,673	$32,720	$31,559	$31,085

Securities loaned or sold under agreements to repurchase:
Securities sold under agreements to repurchase	$165,624	$167,077	$178,393	$184,724	$177,745	$178,520
Securities loaned	14,221	21,798	20,616	23,631	21,601	23,189
Total securities loaned or sold under agreements to repurchase(b)(c)(d)	$179,845	$188,875	$199,009	$208,355	$199,346	$201,709

Total senior notes	$147,339	$142,480	$146,049	$139,722	$145,687	$138,716
Trust preferred securities	3,981	5,496	4,020	5,468	4,760	5,462
Subordinated debt	27,325	29,472	27,397	29,053	28,334	29,227
Structured notes	30,933	30,021	31,057	30,403	30,738	29,676
Total long-term unsecured funding	$209,578	$207,469	$208,523	$204,646	$209,519	$203,081

Credit card securitization(a)	$31,245	$31,239	$32,024	$29,377	$31,316	$28,472
Other securitizations(e)	1,880	2,008	1,941	3,151	1,974	3,196
FHLB advances	72,540	64,994	69,830	61,189	67,163	61,246
Other long-term secured funding(f)	4,575	4,373	4,354	5,359	4,339	5,976
Total long-term secured funding	$110,240	$102,614	$108,149	$99,076	$104,792	$98,890

Preferred stock(g)	$24,918	$20,063	$23,476	$15,763	$22,158	$14,666
Common stockholders’ equity(g)	$216,287	$211,664	$213,738	$206,159	$213,049	$203,989

(a)	Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.

(b)	Excludes federal funds purchased.

(c)
Excluded long-term structured repurchase agreements of $3.7 billion and $2.7 billion as of June 30, 2015, and December 31, 2014, respectively, and average balance of $3.7 billion and $3.7 billion for the three months ended June 30, 2015 and 2014, respectively, and 3.3 billion and $4.4 billion for the six months ended June 30, 2015 and 2014, respectively.

(d)	Excluded average long-term securities loaned of $48 million for the six months ended June 30, 2014. There was no balance for the other periods presented.

(e)
Other securitizations includes securitizations of residential mortgages and student loans. The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table.

(f)	Includes long-term structured notes which are secured.

(g)
For additional information on preferred stock and common stockholders’ equity see Capital Management on pages 67–73 and the Consolidated statements of changes in stockholders’ equity on page 87; and Note 22 and Note 23 of JPMorgan Chase’s 2014 Annual Report.

Short-term funding
As of June 30, 2015, approximately 54% of the total commercial paper liabilities were not sourced from wholesale funding markets and instead were originated from customer sweeps, as compared with 64% at December 31, 2014. The Firm is in the process of discontinuing the customer sweep cash management program, and expects that the termination of this program will be completed by the end of the third quarter 2015. This change has not had and is not expected to have a significant impact on the Firm’s liquidity as the majority of these customer funds are expected to remain as deposits at the Firm.

The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. Securities loaned or sold under agreements to repurchase are secured predominantly by high-quality securities collateral, including government-issued debt and agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under repurchase agreements on the Consolidated Balance Sheets. The decrease in securities loaned or sold under agreements to repurchase at June 30, 2015, compared with the balance at December 31, 2014 (as well as the average balances for the three and six months ended June 30, 2015, compared with the prior year periods) was predominantly attributable to lower secured financing of trading assets-debt and equity instruments and the investment securities portfolio. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment securities and market-making portfolios); and other market and portfolio factors.
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
The significant majority of the Firm’s long-term unsecured funding is issued by the parent holding company to provide maximum flexibility in support of both bank and nonbank subsidiary funding. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and six months ended June 30, 2015 and 2014. For additional information, see Note 21 of JPMorgan Chase’s 2014 Annual Report.

Long-term unsecured funding	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Issuance
Senior notes issued in the U.S. market	$3,745	$3,991	$13,630	$13,478
Senior notes issued in non-U.S. markets	3,064	1,618	7,306	5,466
Total senior notes	6,809	5,609	20,936	18,944
Subordinated debt	1,738	—	1,738	—
Structured notes	5,696	4,569	12,609	10,305
Total long-term unsecured funding – issuance	$14,243	$10,178	$35,283	$29,249

Maturities/redemptions
Total senior notes	$3,524	$8,583	$12,719	$17,400
Trust preferred securities	1,500	—	1,500	—
Subordinated debt	2,226	—	3,032	600
Structured notes	4,504	4,034	10,324	8,850
Total long-term unsecured funding – maturities/redemptions	$11,754	$12,617	$27,575	$26,850
In addition, from July 1, 2015, through August 3, 2015, the Firm issued $2.6 billion of senior notes.
The Firm raises secured long-term funding through securitization of consumer credit card loans and advances from the FHLBs. It may also in the future raise long-term funding through securitization of residential mortgages, auto loans and student loans, which would increase funding and investor diversity.

The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the three and six months ended June 30, 2015 and 2014, respectively.

	Three months ended June 30,				Six months ended June 30,
Long-term secured funding	Issuance		Maturities/Redemptions		Issuance		Maturities/Redemptions
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Credit card securitization	$3,650	$3,800	$3,785	$2,473	$6,126	$5,550	$6,130	$3,774
Other securitizations(a)	—	—	63	93	—	—	128	185
FHLB advances	7,850	—	2,002	1,481	12,550	1,000	5,003	2,490
Other long-term secured funding	$139	$293	$91	$2,899	$263	$333	$209	$2,996
Total long-term secured funding	$11,639	$4,093	$5,941	$6,946	$18,939	$6,883	$11,470	$9,445

(a)	Other securitizations includes securitizations of residential mortgages and student loans.
From July 1, 2015, through August 3, 2015, the Firm securitized $700 million of consumer credit card loans.
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

Additionally, the Firm’s funding requirements for VIEs and other third party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 12, and Credit risk, liquidity risk and credit-related contingent features in Note 5.

The credit ratings of the parent holding company and the Firm’s principal bank and nonbank subsidiaries as of June 30, 2015, were as follows.

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A. Chase Bank USA, N.A.			J.P. Morgan Securities LLC
June 30, 2015	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investor Services	A3	P-2	Stable	Aa3	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A	A-1	Negative	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	A+	F1	Stable	AA-	F1+	Stable	AA-	F1+	Stable
Downgrades of the Firm’s long-term ratings by one or two notches could result in a downgrade of the Firm’s short-term ratings. If this were to occur, the Firm believes its cost of funds could increase and access to certain funding markets could be reduced as noted above. The nature and magnitude of the impact of ratings downgrades depends on numerous contractual and behavioral factors (which the Firm believes are incorporated in its liquidity risk and stress testing metrics). The Firm believes that it maintains sufficient liquidity to withstand a potential decrease in funding capacity due to ratings downgrades.
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
In May 2015, Moody’s published its new bank rating methodology. As part of this action, the Firm’s preferred stock, deposits and bank subordinated debt ratings were upgraded by one notch. Additionally in May 2015, Fitch changed its bank ratings methodology, implementing ratings differentiation between bank holding companies and their bank subsidiaries. This resulted in a one notch upgrade to the issuer ratings, senior debt ratings and long-term deposit ratings of JPMorgan Chase Bank, N.A., and certain other subsidiaries. In addition, S&P is considering a proposed change to its rating criteria related to additional loss absorbing capacity.
Although the Firm closely monitors and endeavors to manage, to the extent it is able, factors influencing its credit ratings, there is no assurance that its credit ratings will not be changed in the future.

SUPERVISION AND REGULATION
Beginning July 21, 2015, the Volcker Rule provisions regarding the prohibitions against proprietary trading and holding ownership interests or sponsoring “covered funds” became effective; a one-year extension has been granted by the Federal Reserve for the holding of ownership interests in funds sponsored or owned prior to December 31, 2013. The Firm has completed training for all affected front office and control personnel, has in place conformance plans for those covered funds to which the extension applies, and believes that it is in compliance in all material respects with the Volcker Rule. The deductions from Tier 1 capital associated with permissible holdings of covered funds will be reflected in the Firm’s risk-based capital ratios beginning with the third quarter of 2015.

For further information on Supervision and Regulation, see the Supervision and regulation section on pages 1–7 of JPMorgan Chase’s 2014 Form 10-K.
Dividends
At June 30, 2015, JPMorgan Chase estimated that its banking subsidiaries could pay, in the aggregate, approximately $37 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained consumer and wholesale loan portfolios, as well as the Firm’s consumer and wholesale lending-related commitments. The allowance for loan losses is intended to adjust the carrying value of the Firm’s loan assets to reflect probable credit losses inherent in the loan portfolio as of the balance sheet date. Similarly, the allowance for lending-related commitments is established to cover probable credit losses inherent in the lending-related commitments portfolio as of the balance sheet date. For further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Allowance for credit losses on pages 128–130 and Note 15 of JPMorgan Chase’s 2014 Annual Report; for amounts recorded as of June 30, 2015 and 2014, see Allowance for credit losses on pages 58–60 and Note 14 of this Form 10-Q.
As noted in the discussion on pages 161–163 of JPMorgan Chase’s 2014 Annual Report, the Firm’s allowance for credit losses is sensitive to numerous factors, which may differ depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions and estimates could affect its estimate of probable credit losses inherent in the portfolio at the balance sheet date. The Firm uses its best judgment to assess these economic conditions and loss data in estimating the allowance for loan losses and these estimates are subject to periodic refinement based on any changes to underlying external and Firm-specific historical data. In many cases, the use of alternate estimates (for example, the effect of home prices and unemployment rates on consumer delinquency, or the calibration between the Firm’s wholesale loan risk ratings and external credit ratings) or data sources (for example, external probability of default (“PD”) and loss given default (“LGD”) factors that incorporate industry-wide information, versus Firm-specific history) would result in a different estimated allowance for loan loss. To illustrate the potential magnitude of certain alternate judgments, the Firm estimates that changes in the following inputs would have the following effects on the Firm’s modeled loss estimates as of June 30, 2015, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	For PCI loans, a combined 5% decline in housing prices and a 1% increase in unemployment from current levels could imply an increase to modeled credit loss estimates of approximately $0.9 billion.

•
For the residential real estate portfolio, excluding PCI loans, a combined 5% decline in housing prices and a 1% increase in unemployment from current levels could imply an increase to modeled annual loss estimates of approximately $75 million.

•	A 50 basis point deterioration in forecasted credit card loss rates could imply an increase to modeled annualized credit card loan loss estimates of approximately $600 million.

•
An increase in PD factors consistent with a one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale loan portfolio could imply an increase in the Firm’s modeled loss estimates of approximately $1.9 billion.

•	A 100 basis point increase in estimated LGD for the Firm’s entire wholesale loan portfolio could imply an increase in the Firm’s modeled loss estimates of approximately $150 million.
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

June 30, 2015 (in billions, except ratio data)	Total assets at fair value	Total level 3 assets
Trading debt and equity instruments	$310.4	$15.9
Derivative receivables	67.5	11.1
Trading assets	377.9	27.0
AFS securities	266.2	0.9
Loans	2.4	2.3
MSRs	7.6	7.6
Private equity investments(a)	2.3	2.0
Other	34.0	0.8
Total assets measured at fair value on a recurring basis	690.4	40.6
Total assets measured at fair value on a nonrecurring basis	2.0	1.9
Total assets measured at fair value	$692.4	$42.5
Total Firm assets	$2,449.6
Level 3 assets as a percentage of total Firm assets		1.7%
Level 3 assets as a percentage of total Firm assets at fair value		6.1%
Note: Effective April 1, 2015, the Firm adopted new accounting guidance for certain investments where the Firm measures fair value using the net asset value per share (or its equivalent) as a practical expedient and excluded them from the fair value hierarchy. Accordingly, such investments are not included within this table. For further information, see Note 3.

(a)	Private equity instruments represent investments within Corporate.
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
In addition, during the three months ended June 30, 2015, the Firm updated the discounted cash flow valuation of its Mortgage Banking business. As of June 30, 2015, the estimated fair value of the Firm’s Mortgage Banking business exceeds its carrying value by less than 5%, and accordingly, the associated goodwill of approximately $2 billion remains at an elevated risk for goodwill impairment.
For its other businesses, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes and current estimated market cost of equity) and prior projections of business performance.
Based on the updated valuation of its Mortgage Banking business and reviews of its other businesses, the Firm concluded that the goodwill allocated to its reporting units was not impaired at June 30, 2015.

Deterioration in economic or market conditions, increased estimates of the effects of recent regulatory or legislative changes, or additional regulatory or legislative changes may result in declines in projected business performance beyond management’s current expectations. For example, in the Firm’s Mortgage Banking business, such declines could result from increases in primary mortgage interest rates, lower mortgage origination volume, or from deterioration in economic conditions, including decreases in home prices, that result in increased credit losses. Declines in business performance, increases in equity capital requirements, or increases in the estimated cost of equity could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline in the future, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
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

ACCOUNTING AND REPORTING DEVELOPMENTS
Disclosures for investments in certain entities that calculate net asset value per share (or its equivalent)
In May 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to address diversity in practice related to how certain investments measured at net asset value (“NAV”) are reported within the financial statement footnotes. The new guidance removes the requirement to categorize investments measured under the current NAV practical expedient within the fair value hierarchy for all investments. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The Firm adopted the new guidance effective April 1, 2015. The guidance was required to be applied retrospectively, and accordingly, certain prior period amounts have been revised to conform with the current period presentation. The application of this guidance only affected the disclosures related to these investments and had no impact on the Firm’s Consolidated balance sheets or results of operations. For further information, see Note 3.
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
Amendments to the consolidation analysis
In February 2015, the FASB issued guidance regarding consolidation of legal entities such as limited partnerships, limited liability corporations, and securitization structures. The guidance eliminates the deferral issued by the FASB in February 2010 of the accounting guidance for VIEs for certain investment funds, including mutual funds, private equity funds and hedge funds. In addition, the guidance amends the evaluation of fees paid to a decision maker or a service provider, and exempts certain money market funds from consolidation. The guidance will be effective in the first quarter of 2016. The Firm is currently evaluating the potential impact on the Consolidated Financial Statements.
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
Repurchase agreements and similar transactions
In June 2014, the FASB issued guidance that amends the accounting for certain secured financing transactions, and requires enhanced disclosures with respect to transactions recognized as sales in which exposure to the derecognized asset is retained through a separate agreement with the counterparty. The Firm adopted the new accounting guidance effective January 1, 2015. The application of this guidance did not have a material impact on the Firm’s Consolidated Financial Statements. For further information, see Note 5.
In addition, the guidance requires enhanced disclosures with respect to the types of financial assets pledged in secured financing transactions and the remaining contractual maturity of the secured financing transactions. The Firm adopted the new disclosure guidance effective April 1, 2015. For further information, see Note 12.
Revenue recognition – revenue from contracts with customers
In May 2014, the FASB issued revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the statements of income. The guidance requires that revenue from contracts with customers be recognized upon delivery of a good or service based on the amount of consideration expected to be received, and requires additional disclosures about revenue. The guidance will be effective in the first quarter of 2018 with early adoption permitted as early as the first quarter of 2017. The Firm is currently evaluating the potential impact on the Consolidated Financial Statements.
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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:

•	Local, regional and international business, economic and political conditions and geopolitical events;

•	Changes in laws and regulatory requirements, including capital requirements;

•	Changes in trade, monetary and fiscal policies and laws;

•	Securities and capital markets behavior, including changes in market liquidity and volatility;

•	Changes in investor sentiment or consumer spending or savings behavior;

•	Ability of the Firm to manage effectively its capital and liquidity, including approval of its capital plans by banking regulators;

•	Changes in credit ratings assigned to the Firm or its subsidiaries;

•	Damage to the Firm’s reputation;

•	Ability of the Firm to deal effectively with an economic slowdown or other economic or market disruption;

•	Technology changes instituted by the Firm, its counterparties or competitors;

•	The success of the Firm’s business simplification initiatives and the effectiveness of its control agenda;

•	Ability of the Firm to develop new products and services, and the extent to which products or services previously sold by the Firm (including but not limited to mortgages and asset-backed securities) require the Firm to incur liabilities or absorb losses not contemplated at their initiation or origination;

•	Ability of the Firm to address enhanced regulatory requirements affecting its consumer businesses;

•	Acceptance of the Firm’s new and existing products and services by the marketplace and the ability of the Firm to increase market share;

•	Ability of the Firm to attract and retain qualified employees;

•	Ability of the Firm to control expense;

•	Competitive pressures;

•	Changes in the credit quality of the Firm’s customers and counterparties;

•	Adequacy of the Firm’s risk management framework, disclosure controls and procedures and internal control over financial reporting;

•	Adverse judicial or regulatory proceedings;

•	Changes in applicable accounting policies;

•	Ability of the Firm to determine accurate values of certain assets and liabilities;

•	Occurrence of natural or man-made disasters or calamities or conflicts;

•	Ability of the Firm to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities;

•	Ability of the Firm to effectively defend itself against cyberattacks and other attempts by unauthorized parties to access the Firm’s information or disrupt its systems; and

•	The other risks and uncertainties detailed in Part I, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2015	2014	2015	2014
Revenue
Investment banking fees	$1,833	$1,751	$3,627	$3,171
Principal transactions	2,834	2,908	6,489	6,230
Lending- and deposit-related fees	1,418	1,463	2,781	2,868
Asset management, administration and commissions	4,015	4,007	7,822	7,843
Securities gains(a)	44	12	96	42
Mortgage fees and related income	783	1,291	1,488	1,805
Card income	1,615	1,549	3,046	2,957
Other income	586	899	1,168	1,512
Noninterest revenue	13,128	13,880	26,517	26,428
Interest income	12,514	12,861	25,079	25,654
Interest expense	1,830	2,063	3,718	4,189
Net interest income	10,684	10,798	21,361	21,465
Total net revenue	23,812	24,678	47,878	47,893

Provision for credit losses	935	692	1,894	1,542

Noninterest expense
Compensation expense	7,694	7,610	15,737	15,469
Occupancy expense	923	973	1,856	1,925
Technology, communications and equipment expense	1,499	1,433	2,990	2,844
Professional and outside services	1,768	1,932	3,402	3,718
Marketing	642	650	1,233	1,214
Other expense	1,974	2,833	4,165	4,897
Total noninterest expense	14,500	15,431	29,383	30,067
Income before income tax expense	8,377	8,555	16,601	16,284
Income tax expense	2,087	2,575	4,397	5,035
Net income	$6,290	$5,980	$12,204	$11,249
Net income applicable to common stockholders	$5,776	$5,568	$11,228	$10,460
Net income per common share data
Basic earnings per share	$1.56	$1.47	$3.02	$2.76
Diluted earnings per share	1.54	1.46	2.99	2.74

Weighted-average basic shares	3,707.8	3,780.6	3,716.6	3,783.9
Weighted-average diluted shares	3,743.6	3,812.5	3,750.5	3,818.1
Cash dividends declared per common share	$0.44	$0.40	$0.84	$0.78

(a)
The Firm recognized other-than-temporary impairment (“OTTI”) losses of $1 million for the three months ended June 30, 2015, and $2 million for each of the six months ended June 30, 2015 and 2014. The Firm did not recognize OTTI losses for the three months ended June 30, 2014.

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Net income	$6,290	$5,980	$12,204	$11,249
Other comprehensive income, after–tax
Unrealized gains/(losses) on investment securities	(1,419)	1,075	(1,330)	2,069
Translation adjustments, net of hedges	3	12	(7)	10
Cash flow hedges	80	68	157	127
Defined benefit pension and OPEB plans	8	7	93	33
Total other comprehensive income, after–tax	(1,328)	1,162	(1,087)	2,239
Comprehensive income	$4,962	$7,142	$11,117	$13,488
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	Jun 30, 2015	Dec 31, 2014
Assets
Cash and due from banks	$24,095	$27,831
Deposits with banks	398,807	484,477
Federal funds sold and securities purchased under resale agreements (included $28,670 and $28,585 at fair value)	212,850	215,803
Securities borrowed (included $495 and $992 at fair value)	98,528	110,435
Trading assets (included assets pledged of $125,224 and $125,034)	377,870	398,988
Securities (included $266,201 and $298,752 at fair value and assets pledged of $22,616 and $24,912)	317,795	348,004
Loans (included $2,431 and $2,611 at fair value)	791,247	757,336
Allowance for loan losses	(13,915)	(14,185)
Loans, net of allowance for loan losses	777,332	743,151
Accrued interest and accounts receivable	69,642	70,079
Premises and equipment	15,073	15,133
Goodwill	47,476	47,647
Mortgage servicing rights	7,571	7,436
Other intangible assets	1,091	1,192
Other assets (included $8,603 and $11,909 at fair value and assets pledged of $1,219 and $1,399)	101,469	102,597
Total assets(a)	$2,449,599	$2,572,773
Liabilities
Deposits (included $11,485 and $8,807 at fair value)	$1,287,332	$1,363,427
Federal funds purchased and securities loaned or sold under repurchase agreements (included $3,586 and $2,979 at fair value)	180,897	192,101
Commercial paper	42,238	66,344
Other borrowed funds (included $13,987 and $14,739 at fair value)	30,061	30,222
Trading liabilities	139,422	152,815
Accounts payable and other liabilities (included $23 and $26 at fair value)	191,749	206,939
Beneficial interests issued by consolidated variable interest entities (included $1,330 and $2,162 at fair value)	50,002	52,362
Long-term debt (included $31,316 and $30,226 at fair value)	286,693	276,836
Total liabilities(a)	2,208,394	2,341,046
Commitments and contingencies (see Notes 21 and 23)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,491,750 and 2,006,250 shares)	24,918	20,063
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	92,204	93,270
Retained earnings	138,294	129,977
Accumulated other comprehensive income	1,102	2,189
Shares held in RSU Trust, at cost (472,953 shares)	(21)	(21)
Treasury stock, at cost (406,866,534 and 390,144,630 shares)	(19,397)	(17,856)
Total stockholders’ equity	241,205	231,727
Total liabilities and stockholders’ equity	$2,449,599	$2,572,773

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at June 30, 2015, and December 31, 2014. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

(in millions)	Jun 30, 2015	Dec 31, 2014
Assets
Trading assets	$5,168	$9,090
Loans	67,116	68,880
All other assets	2,274	1,815
Total assets	$74,558	$79,785
Liabilities
Beneficial interests issued by consolidated variable interest entities	$50,002	$52,362
All other liabilities	868	949
Total liabilities	$50,870	$53,311
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At both June 30, 2015, and December 31, 2014, the Firm provided limited program-wide credit enhancement of $2.0 billion related to its Firm-administered multi-seller conduits, which are eliminated in consolidation. For further discussion, see Note 15.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Six months ended June 30,
(in millions, except per share data)	2015	2014
Preferred stock
Balance at January 1	$20,063	$11,158
Issuance of preferred stock	4,855	7,305
Balance at June 30	24,918	18,463
Common stock
Balance at January 1 and June 30	4,105	4,105
Additional paid-in capital
Balance at January 1	93,270	93,828
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(788)	(901)
Other	(278)	(48)
Balance at June 30	92,204	92,879
Retained earnings
Balance at January 1	129,977	115,756
Cumulative effect of change in accounting principle	—	(321)
Balance at beginning of year, adjusted	129,977	115,435
Net income	12,204	11,249
Dividends declared:
Preferred stock	(704)	(495)
Common stock ($0.84 and $0.78 per share)	(3,183)	(3,023)
Balance at June 30	138,294	123,166
Accumulated other comprehensive income
Balance at January 1	2,189	1,199
Other comprehensive income	(1,087)	2,239
Balance at June 30	1,102	3,438
Shares held in RSU Trust, at cost
Balance at January 1 and June 30	(21)	(21)
Treasury stock, at cost
Balance at January 1	(17,856)	(14,847)
Purchase of treasury stock	(3,149)	(1,761)
Reissuance from treasury stock	1,608	1,561
Balance at June 30	(19,397)	(15,047)
Total stockholders’ equity	$241,205	$226,983
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Six months ended June 30,
(in millions)	2015	2014
Operating activities
Net income	$12,204	$11,249
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,894	1,542
Depreciation and amortization	2,419	2,426
Deferred tax expense	90	2,540
Investment securities gains	(96)	(42)
Stock-based compensation	1,075	1,142
Originations and purchases of loans held-for-sale	(30,665)	(34,940)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	27,797	38,853
Net change in:
Trading assets	34,114	(14,764)
Securities borrowed	11,903	(2,507)
Accrued interest and accounts receivable	154	(12,801)
Other assets	718	18,795
Trading liabilities	(16,660)	(7,140)
Accounts payable and other liabilities	(9,432)	1,733
Other operating adjustments	(3,340)	4,210
Net cash provided by operating activities	32,175	10,296
Investing activities
Net change in:
Deposits with banks	85,670	(77,858)
Federal funds sold and securities purchased under resale agreements	2,927	(1,427)
Held-to-maturity securities:
Proceeds from paydowns and maturities	3,185	1,667
Purchases	(5,678)	(6,312)
Available-for-sale securities:
Proceeds from paydowns and maturities	43,454	41,248
Proceeds from sales	22,569	14,976
Purchases	(41,391)	(54,227)
Proceeds from sales and securitizations of loans held-for-investment	10,217	9,170
Other changes in loans, net	(45,505)	(24,730)
Net cash provided by/(used in) business acquisitions or dispositions	1,263	(19)
All other investing activities, net	760	(426)
Net cash provided by/(used in) investing activities	77,471	(97,938)
Financing activities
Net change in:
Deposits	(88,838)	33,419
Federal funds purchased and securities loaned or sold under repurchase agreements	(11,195)	35,364
Commercial paper and other borrowed funds	(24,161)	11,119
Beneficial interests issued by consolidated variable interest entities	(1,454)	(5,665)
Proceeds from long-term borrowings	54,585	36,469
Payments of long-term borrowings	(40,190)	(36,628)
Excess tax benefits related to stock-based compensation	287	357
Proceeds from issuance of preferred stock	4,774	7,249
Treasury stock purchased	(3,149)	(1,761)
Dividends paid	(3,734)	(3,360)
All other financing activities, net	(354)	(1,127)
Net cash (used in)/provided by financing activities	(113,429)	75,436
Effect of exchange rate changes on cash and due from banks	47	(42)
Net decrease in cash and due from banks	(3,736)	(12,248)
Cash and due from banks at the beginning of the period	27,831	39,771
Cash and due from banks at the end of the period	$24,095	$27,523
Cash interest paid	$3,302	$4,007
Cash income taxes paid/(refunded), net	5,833	(739)

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
Investments in qualified affordable housing projects
Effective January 1, 2015, the Firm adopted new accounting guidance for investments in affordable housing projects that qualify for the low-income housing tax credit, which impacted the Corporate & Investment Bank (“CIB”). As a result of the adoption of this new guidance, the Firm made an accounting policy election to amortize the initial cost of its qualifying investments in proportion to the tax credits and other benefits received, and to present the amortization as a component of income tax expense; previously such amounts were predominantly presented in other income. The guidance was required to be applied retrospectively and accordingly, certain prior period amounts have been revised to conform with the current period presentation. The cumulative effect on retained earnings was a reduction of $321 million as of January 1, 2014. The adoption of this accounting guidance resulted in an increase of $224 million and $229 million in other income and income tax expense, respectively, for the three months ended June 30, 2014, and $446 million and $456 million, respectively, for the six months ended June 30, 2014, which led to an increase of approximately 2% in the effective tax rate for the three and six months ended June 30, 2014. The impact on net income and earnings per share in the periods affected was not material.
The Firm recognized $381 million and $384 million of tax credits and other tax benefits associated with these investments within Income tax expense for the three months ended June 30, 2015 and 2014, respectively, and $758 million and $763 million for the six months ended June 30, 2015 and 2014, respectively. The amount of amortization of such investments reported in income tax expense under the current period presentation was $281 million and $267 million, for the three months ended June 30, 2015 and 2014, respectively, and $555 million and $531 million for the six months ended June 30, 2015, respectively.
The carrying value of investments in affordable housing projects was $7.1 billion and $7.3 billion at June 30, 2015 and December 31, 2014, respectively. These investments are reported in other assets on the Firm’s Consolidated balance sheets. The amount of commitments related to these investments was $1.7 billion and $1.8 billion at June 30, 2015, and December 31, 2014, respectively. These commitments are reported in accounts payable and other liabilities on the Firm’s Consolidated balance sheets.
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

Note 2 – Business changes and developments
Private Equity sale
As part of the Firm’s business simplification, the sale of a portion of the Private Equity Business (“Private Equity sale”) was completed on January 9, 2015.
Trust preferred securities redemption
On April 2, 2015 the Firm redeemed $1.5 billion of trust preferred capital securities. For further information on the Firm’s trust preferred securities, see Note 21 of JPMorgan Chase’s 2014 Annual Report.
Preferred stock issuances
During the three and six months ended June 30, 2015, the Firm issued $3.4 billion and $4.9 billion respectively, of noncumulative preferred stock. On July 29, 2015, the Firm issued $1.2 billion of noncumulative preferred stock. For further information on the Firm’s preferred stock, see Note 22 of JPMorgan Chase’s 2014 Annual Report.
Increase in common stock dividend
The Board of Directors increased the Firm’s quarterly
common stock dividend from $0.40 per share to $0.44 per
share, effective with the dividend paid on July 31, 2015, to stockholders of record at the close of business on July 6, 2015.

Note 3 – Fair value measurement
For a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 3 of JPMorgan Chase’s 2014 Annual Report.

The following table presents the asset and liabilities reported at fair value as of June 30, 2015, and December 31, 2014, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy					Derivative netting adjustments
June 30, 2015 (in millions)	Level 1	Level 2		Level 3			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$28,670		$—		$—	$28,670
Securities borrowed	—	495		—		—	495
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	5	27,893		901		—	28,799
Residential – nonagency	—	1,960		123		—	2,083
Commercial – nonagency	—	1,173		138		—	1,311
Total mortgage-backed securities	5	31,026		1,162		—	32,193
U.S. Treasury and government agencies(a)	19,151	6,664				—	25,815
Obligations of U.S. states and municipalities	—	6,764		1,247		—	8,011
Certificates of deposit, bankers’ acceptances and commercial paper	—	947		—		—	947
Non-U.S. government debt securities	25,313	29,106		208		—	54,627
Corporate debt securities	—	24,855		943		—	25,798
Loans(b)	—	24,419		9,563		—	33,982
Asset-backed securities	—	2,699		1,539		—	4,238
Total debt instruments	44,469	126,480		14,662		—	185,611
Equity securities	107,828	448		310		—	108,586
Physical commodities(c)	3,714	1,185		—		—	4,899
Other	—	10,286		969		—	11,255
Total debt and equity instruments(d)	156,011	138,399		15,941		—	310,351
Derivative receivables:
Interest rate	592	652,204		3,867		(625,340)	31,323
Credit	—	51,926		2,651		(53,256)	1,321
Foreign exchange	758	171,741		2,351		(156,510)	18,340
Equity	—	40,618		1,772		(36,332)	6,058
Commodity	191	29,254		487		(19,523)	10,409
Total derivative receivables(e)	1,541	945,743		11,128		(890,961)	67,451
Total trading assets	157,552	1,084,142		27,069		(890,961)	377,802
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	57,315		—		—	57,315
Residential – nonagency	—	39,560		13		—	39,573
Commercial – nonagency	—	22,207		—		—	22,207
Total mortgage-backed securities	—	119,082		13		—	119,095
U.S. Treasury and government agencies(a)	11,544	46		—		—	11,590
Obligations of U.S. states and municipalities	—	31,424		—		—	31,424
Certificates of deposit	—	429		—		—	429
Non-U.S. government debt securities	23,548	19,244		—		—	42,792
Corporate debt securities	—	15,822		—		—	15,822
Asset-backed securities:
Collateralized loan obligations	—	30,600		772		—	31,372
Other	—	10,866		90		—	10,956
Equity securities	2,721	—		—		—	2,721
Total available-for-sale securities	37,813	227,513		875		—	266,201
Loans	—	136		2,295		—	2,431
Mortgage servicing rights (“MSRs”)	—	—		7,571		—	7,571
Other assets:
Private equity investments(f)	144	164		1,987		—	2,295
All other	3,948	26		839		—	4,813
Total other assets	4,092	190		2,826		—	7,108
Total assets measured at fair value on a recurring basis	$199,457	$1,341,146	(g)	$40,636	(g)	$(890,961)	$690,278
Deposits	$—	$7,957		$3,528		$—	$11,485
Federal funds purchased and securities loaned or sold under repurchase agreements	—	3,586		—		—	3,586
Other borrowed funds	—	12,726		1,261		—	13,987
Trading liabilities:
Debt and equity instruments(d)	63,033	17,291		72		—	80,396
Derivative payables:
Interest rate	509	618,340		3,008		(607,977)	13,880
Credit	—	51,611		2,219		(52,568)	1,262
Foreign exchange	759	186,948		1,946		(171,197)	18,456
Equity	—	44,358		3,620		(36,439)	11,539
Commodity	102	31,496		1,081		(18,790)	13,889
Total derivative payables(e)	1,370	932,753		11,874		(886,971)	59,026
Total trading liabilities	64,403	950,044		11,946		(886,971)	139,422
Accounts payable and other liabilities	—	—		23		—	23
Beneficial interests issued by consolidated VIEs	—	190		1,140		—	1,330
Long-term debt	—	18,727		12,589		—	31,316
Total liabilities measured at fair value on a recurring basis	$64,403	$993,230		$30,487		$(886,971)	$201,149

	Fair value hierarchy			Derivative netting adjustments
December 31, 2014 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$28,585	$—	$—	$28,585
Securities borrowed	—	992	—	—	992
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	14	31,904	922	—	32,840
Residential – nonagency	—	1,381	663	—	2,044
Commercial – nonagency	—	927	306	—	1,233
Total mortgage-backed securities	14	34,212	1,891	—	36,117
U.S. Treasury and government agencies(a)	17,816	8,460	—	—	26,276
Obligations of U.S. states and municipalities	—	9,298	1,273	—	10,571
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,429	—	—	1,429
Non-U.S. government debt securities	25,854	27,294	302	—	53,450
Corporate debt securities	—	28,099	2,989	—	31,088
Loans(b)	—	23,080	13,287	—	36,367
Asset-backed securities	—	3,088	1,264	—	4,352
Total debt instruments	43,684	134,960	21,006	—	199,650
Equity securities	104,890	624	431	—	105,945
Physical commodities(c)	2,739	1,741	2	—	4,482
Other	—	8,762	1,050	—	9,812
Total debt and equity instruments(d)	151,313	146,087	22,489	—	319,889
Derivative receivables:
Interest rate	473	945,635	4,149	(916,532)	33,725
Credit	—	73,853	2,989	(75,004)	1,838
Foreign exchange	758	212,153	2,276	(193,934)	21,253
Equity	—	39,937	2,552	(34,312)	8,177
Commodity	247	42,807	599	(29,671)	13,982
Total derivative receivables(e)	1,478	1,314,385	12,565	(1,249,453)	78,975
Total trading assets	152,791	1,460,472	35,054	(1,249,453)	398,864
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	65,319	—	—	65,319
Residential – nonagency	—	50,865	30	—	50,895
Commercial – nonagency	—	21,009	99	—	21,108
Total mortgage-backed securities	—	137,193	129	—	137,322
U.S. Treasury and government agencies(a)	13,591	54	—	—	13,645
Obligations of U.S. states and municipalities	—	30,068	—	—	30,068
Certificates of deposit	—	1,103	—	—	1,103
Non-U.S. government debt securities	24,074	28,669	—	—	52,743
Corporate debt securities	—	18,532	—	—	18,532
Asset-backed securities:
Collateralized loan obligations	—	29,402	792	—	30,194
Other	—	12,499	116	—	12,615
Equity securities	2,530	—	—	—	2,530
Total available-for-sale securities	40,195	257,520	1,037	—	298,752
Loans	—	70	2,541	—	2,611
Mortgage servicing rights	—	—	7,436	—	7,436
Other assets:				—
Private equity investments(f)	648	2,624	2,225	—	5,497
All other	4,018	17	959	—	4,994
Total other assets	4,666	2,641	3,184	—	10,491
Total assets measured at fair value on a recurring basis	$197,652	$1,750,280	$49,252	$(1,249,453)	$747,731
Deposits	$—	$5,948	$2,859	$—	$8,807
Federal funds purchased and securities loaned or sold under repurchase agreements	—	2,979	—	—	2,979
Other borrowed funds	—	13,286	1,453	—	14,739
Trading liabilities:
Debt and equity instruments(d)	62,914	18,713	72	—	81,699
Derivative payables:				—
Interest rate	499	914,357	3,523	(900,634)	17,745
Credit	—	73,095	2,800	(74,302)	1,593
Foreign exchange	746	221,066	2,802	(201,644)	22,970
Equity	—	41,925	4,337	(34,522)	11,740
Commodity	141	44,318	1,164	(28,555)	17,068
Total derivative payables(e)	1,386	1,294,761	14,626	(1,239,657)	71,116
Total trading liabilities	64,300	1,313,474	14,698	(1,239,657)	152,815
Accounts payable and other liabilities	—	—	26	—	26
Beneficial interests issued by consolidated VIEs	—	1,016	1,146	—	2,162
Long-term debt	—	18,349	11,877	—	30,226
Total liabilities measured at fair value on a recurring basis	$64,300	$1,355,052	$32,059	$(1,239,657)	$211,754
Note: Effective April 1, 2015, the Firm adopted new accounting guidance for investments in certain entities that calculate net asset value per share (or its equivalent). As a result of the adoption of this new guidance, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At June 30, 2015, and December 31, 2014, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $1.6 billion and $1.5 billion, respectively, of which $337 million and $1.2 billion had been previously classified in level 2 and level 3, respectively, at December 31, 2014. Included in the balances at June 30, 2015, and December 31, 2014, were trading assets of $68 million and $124 million, respectively, and other assets of $1.5 billion and $1.4 billion, respectively. The guidance was required to be applied retrospectively, and accordingly, prior period amounts have been revised to conform with the current period presentation.

(a)	At June 30, 2015, and December 31, 2014, included total U.S. government-sponsored enterprise obligations of $67.4 billion and $84.1 billion, respectively, which were predominantly mortgage-related.

(b)
At June 30, 2015, and December 31, 2014, included within trading loans were $13.7 billion and $17.0 billion, respectively, of residential first-lien mortgages, and $4.6 billion and $5.8 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $6.0 billion and $7.7 billion, respectively, and reverse mortgages of $2.8 billion and $3.4 billion, respectively.

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

(e)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivables and payables balances would be $1.9 billion and $2.5 billion at June 30, 2015, and December 31, 2014, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(f)
Private equity instruments represent investments within the Corporate line of business. The cost basis of the private equity investment portfolio totaled $4.0 billion and $6.0 billion at June 30, 2015, and December 31, 2014, respectively.

Transfers between levels for instruments carried at fair value on a recurring basis
For the three and six months ended June 30, 2015 and 2014, there were no individually significant transfers between levels 1 and 2, or from level 2 into level 3.
During the three and six months ended June 30, 2015, transfers from level 3 into level 2 included $1.9 billion and $2.0 billion, respectively, of corporate debt driven by a reduction of the significance in the unobservable inputs and an increase in observability for certain structured products and $1.3 billion and $1.9 billion of trading loans, respectively, driven by an increase in observability of certain collateralized financing transactions.
During the three and six months ended June 30, 2014, transfers from level 3 into level 2 included $3.0 billion and $3.2 billion of equity derivative receivables, respectively, and $2.7 billion and $2.9 billion of equity derivative payables, respectively, due to increased observability of certain equity options.
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
In the Firm’s view, the input range and the weighted average value do not reflect the degree of input uncertainty or an assessment of the reasonableness of the Firm’s estimates and assumptions. Rather, they reflect the characteristics of the various instruments held by the Firm and the relative distribution of instruments within the range of characteristics. For example, two option contracts may have similar levels of market risk exposure and valuation uncertainty, but may have significantly different implied volatility levels because the option contracts have different underlyings, tenors, or strike prices. The input range and weighted average values will therefore vary from period to period and parameter-to-parameter based on the characteristics of the instruments held by the Firm at each balance sheet date.
For the Firm’s derivatives and structured notes positions classified within level 3, interest rate correlation inputs used in estimating fair value were concentrated towards the upper end of the range presented, equities correlation inputs were concentrated at the low end of the range, while the credit correlation inputs were distributed across the range presented and the foreign exchange correlation inputs were concentrated at the top end of the range presented. In addition, the interest rate volatility inputs used in estimating fair value were concentrated at the upper end of the range presented and the foreign exchange correlation inputs were concentrated at the top end of the range presented. The equity volatilities are concentrated at the lower half end of the range. The forward commodity prices used in estimating the fair value of commodity derivatives were concentrated within the lower end of the range presented.

Level 3 inputs(a)
June 30, 2015 (in millions, except for ratios and basis points)
Product/Instrument	Fair value	Principal valuation technique	Unobservable inputs	Range of input values			Weighted average
Residential mortgage-backed securities and loans	$6,287	Discounted cash flows	Yield	3%	–	45%	6%
			Prepayment speed	0%	–	16%	6%
			Conditional default rate	0%	–	100%	13%
			Loss severity	0%	–	100%	28%
Commercial mortgage-backed securities and loans(b)	4,136	Discounted cash flows	Yield	1%	–	25%	4%
			Conditional default rate	0%	–	94%	8%
			Loss severity	40%			40%
Corporate debt securities, obligations of U.S. states and municipalities, and other(c)	3,956	Discounted cash flows	Credit spread	60 bps	–	270 bps	231 bps
			Yield	1%	–	18%	5%
	4,652	Market comparables	Price	$—	–	$129	$92
Net interest rate derivatives	859	Option pricing	Interest rate correlation	(54)%	–	99%
			Interest rate spread volatility	4%	–	26%
Net credit derivatives(b)(c)	432	Discounted cash flows	Credit correlation	40%	–	90%
Net foreign exchange derivatives	405	Option pricing	Foreign exchange correlation	0%	–	60%
Net equity derivatives	(1,848)	Option pricing	Equity volatility	20%	–	65%
Net commodity derivatives	(594)	Discounted cash flows	Forward commodity price	$50	–	$90 per barrel
Collateralized loan obligations	772	Discounted cash flows	Credit spread	289 bps	–	399 bps	305 bps
			Prepayment speed	20%			20%
			Conditional default rate	2%			2%
			Loss severity	40%			40%
	146	Market comparables	Price	$—	–	$99	$70
Mortgage servicing rights (“MSRs”)	7,571	Discounted cash flows	Refer to Note 16
Private equity investments	1,987	Market comparables	EBITDA multiple	6.7x	–	9.9x	8.3x
			Liquidity adjustment	0%	–	17%	8%
Long-term debt, other borrowed funds, and deposits(d)	15,661	Option pricing	Interest rate correlation	(54)%	–	99%
			Interest rate spread volatility	4%	–	26%
			Foreign exchange correlation	0%	–	60%
			Equity correlation	(50)%	–	80%
	1,717	Discounted cash flows	Credit correlation	40%	–	90%

(a)	The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets.

(b)
The unobservable inputs and associated input ranges for approximately $450 million of credit derivative receivables and $396 million of credit derivative payables with underlying commercial mortgage risk have been included in the inputs and ranges provided for commercial mortgage-backed securities (“MBS”) and loans.

(c)
The unobservable inputs and associated input ranges for approximately $617 million of credit derivative receivables and $569 million of credit derivative payables with underlying asset-backed securities (“ABS”) risk have been included in the inputs and ranges provided for corporate debt securities, obligations of U.S. states and municipalities and other.

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
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and six months ended June 30, 2015 and 2014. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2015 (in millions)	Fair value at April 1, 2015	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at June 30, 2015	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2015
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$888	$91		$108	$(148)		$(34)	$(4)	$901	$84
Residential – nonagency	449	54		25	(116)		(4)	(285)	123	28
Commercial – nonagency	211	2		98	(49)		(6)	(118)	138	(2)
Total mortgage-backed securities	1,548	147		231	(313)		(44)	(407)	1,162	110
Obligations of U.S. states and municipalities	1,331	3		47	(39)		(2)	(93)	1,247	3
Non-U.S. government debt securities	180	8		54	(20)		(11)	(3)	208	16
Corporate debt securities	2,759	5		288	(313)		57	(1,853)	943	10
Loans	10,763	294		1,160	(1,152)		(350)	(1,152)	9,563	264
Asset-backed securities	1,233	21		737	(371)		(26)	(55)	1,539	15
Total debt instruments	17,814	478		2,517	(2,208)		(376)	(3,563)	14,662	418
Equity securities	317	8		21	(13)		(14)	(9)	310	9
Other	1,041	80		450	(451)		(137)	(14)	969	(3)
Total trading assets – debt and equity instruments	19,172	566	(c)	2,988	(2,672)		(527)	(3,586)	15,941	424	(c)
Net derivative receivables:(a)
Interest rate	650	351		133	(84)		(98)	(93)	859	309
Credit	275	17		1	(1)		107	33	432	22
Foreign exchange	707	118		8	(8)		(187)	(233)	405	245
Equity	(2,745)	801		216	(383)		93	170	(1,848)	621
Commodity	(735)	129		—	—		47	(35)	(594)	180
Total net derivative receivables	(1,848)	1,416	(c)	358	(476)		(38)	(158)	(746)	1,377	(c)
Available-for-sale securities:
Asset-backed securities	881	2		—	—		(21)	—	862	2
Other	122	—		—	—		(10)	(99)	13	—
Total available-for-sale securities	1,003	2	(d)	—	—		(31)	(99)	875	2	(d)
Loans	2,222	85	(c)	297	—		(309)	—	2,295	83	(c)
Mortgage servicing rights	6,641	794	(e)	583	(218)		(229)	—	7,571	794	(e)
Other assets:
Private equity investments	2,314	11	(c)	7	(27)		(295)	(23)	1,987	(14)	(c)
All other	894	12	(f)	11	(57)		(21)	—	839	3	(f)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2015 (in millions)	Fair value at April 1, 2015	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at June 30, 2015	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2015
				Purchases	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$3,340	$(156)	(c)	$—	$—	$673	$(30)	$(299)	$3,528	$(139)	(c)
Other borrowed funds	1,116	(4)	(c)	45	—	1,274	(1,161)	(9)	1,261	38	(c)
Trading liabilities – debt and equity instruments	82	2	(c)	(23)	21	—	(5)	(5)	72	2	(c)
Accounts payable and other liabilities	23	—		—	—	—	—	—	23	—
Beneficial interests issued by consolidated VIEs	1,023	36	(c)	(16)	—	284	(187)	—	1,140	26	(c)
Long-term debt	12,003	(92)	(c)	—	—	2,546	(1,774)	(94)	12,589	19	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2014 (in millions)	Fair value at April 1, 2014	Total realized/unrealized gains/(losses)								Transfers into and/or out of level 3(h)	Fair value at June 30, 2014		Change in unrealized gains/(losses) related to financial instruments held at June 30, 2014
				Purchases(g)		Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$1,150	$27		$12		$(12)		$(33)		$(19)		$1,125	$28
Residential – nonagency	715	67		181		(314)		(12)		(94)		543	21
Commercial – nonagency	465	8		260		(187)		(34)		(185)		327	—
Total mortgage-backed securities	2,330	102		453		(513)		(79)		(298)		1,995	49
Obligations of U.S. states and municipalities	1,219	(35)		—		(105)		—		—		1,079	(44)
Non-U.S. government debt securities	52	3		25		(3)		(1)		52		128	3
Corporate debt securities	4,873	130		1,163		(663)		(823)		113		4,793	74
Loans	12,521	372		3,129		(1,108)		(1,172)		(221)		13,521	376
Asset-backed securities	1,156	46		807		(776)		(151)		134		1,216	32
Total debt instruments	22,151	618		5,577		(3,168)		(2,226)		(220)		22,732	490
Equity securities	868	19		49		(56)		(22)		(167)		691	83
Physical commodities	3	—		—		—		—		—		3	—
Other	1,284	266		656		(127)		(67)		329		2,341	173
Total trading assets – debt and equity instruments	24,306	903	(c)	6,282		(3,351)		(2,315)		(58)		25,767	746	(c)
Net derivative receivables:(a)
Interest rate	2,090	2		50		(63)		(427)		(119)		1,533	(49)
Credit	244	(124)		164		(21)		(79)		(50)		134	(91)
Foreign exchange	(1,282)	(143)		33		(3)		206		(5)		(1,194)	(141)
Equity	(1,060)	(143)	(i)	57	(i)	(547)	(i)	(74)	(i)	(439)	(i)	(2,206)	(204)
Commodity	(58)	(18)		—		—		29		(75)		(122)	16
Total net derivative receivables	(66)	(426)	(c)(i)	304	(i)	(634)	(i)	(345)	(i)	(688)	(i)	(1,855)	(469)	(c)
Available-for-sale securities:
Asset-backed securities	1,127	(9)		225		—		(21)		—		1,322	(9)
Other	1,190	1		122		—		(27)		(772)		514	2
Total available-for-sale securities	2,317	(8)	(d)	347		—		(48)		(772)		1,836	(7)	(d)
Loans	2,271	40	(c)	2,396		—		(480)		—		4,227	21	(c)
Mortgage servicing rights	8,552	(149)	(e)	181		2		(239)		—		8,347	(149)	(e)
Other assets:
Private equity investments	4,946	144	(c)	22		(470)		(8)		(4)		4,630	128	(c)
All other	1,295	17	(f)	3		(102)		(14)		—		1,199	17	(f)

	Fair value measurements using significant unobservable inputs
Fair value at April 1, 2014	Fair value at April 1, 2014	Total realized/unrealized (gains)/losses								Transfers into and/or out of level 3(h)	Fair value at June 30, 2014		Change in unrealized (gains)/losses related to financial instruments held at June 30, 2014
				Purchases		Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$2,386	$74	(c)	$—		$—	$519	$(24)		$(117)		$2,838	$63	(c)
Other borrowed funds	1,535	(132)	(c)	—		—	1,343	(1,380)		172		1,538	(30)	(c)
Trading liabilities – debt and equity instruments	101	(4)	(c)	(46)		71	—	(4)		(38)		80	1	(c)
Accounts payable and other liabilities	—	27	(f)	—		—	—	—		—		27	27	(f)
Beneficial interests issued by consolidated VIEs	1,160	54	(c)	—		—	4	(54)		(102)		1,062	58	(c)
Long-term debt	11,203	437	(c)	—		—	1,912	(1,369)		(437)		11,746	410	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2015 (in millions)	Fair value at January 1, 2015	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at June 30, 2015	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2015
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$922	$38		$182	$(165)		$(74)	$(2)	$901	$40
Residential – nonagency	663	44		177	(463)		(10)	(288)	123	26
Commercial – nonagency	306	(9)		180	(200)		(14)	(125)	138	(6)
Total mortgage-backed securities	1,891	73		539	(828)		(98)	(415)	1,162	60
Obligations of U.S. states and municipalities	1,273	13		191	(110)		(27)	(93)	1,247	12
Non-U.S. government debt securities	302	9		155	(112)		(42)	(104)	208	19
Corporate debt securities	2,989	(50)		821	(809)		(35)	(1,973)	943	18
Loans	13,287	9		1,896	(3,149)		(819)	(1,661)	9,563	(67)
Asset-backed securities	1,264	(16)		1,296	(892)		6	(119)	1,539	(14)
Total debt instruments	21,006	38		4,898	(5,900)		(1,015)	(4,365)	14,662	28
Equity securities	431	46		50	(123)		(17)	(77)	310	51
Other	1,052	88		1,111	(1,035)		(216)	(31)	969	14
Total trading assets – debt and equity instruments	22,489	172	(c)	6,059	(7,058)		(1,248)	(4,473)	15,941	93	(c)
Net derivative receivables:(a)
Interest rate	626	493		442	(158)		(353)	(191)	859	541
Credit	189	94		10	(4)		126	17	432	195
Foreign exchange	(526)	945		13	(11)		14	(30)	405	551
Equity	(1,785)	325		424	(672)		(262)	122	(1,848)	137
Commodity	(565)	89		—	—		(51)	(67)	(594)	(101)
Total net derivative receivables	(2,061)	1,946	(c)	889	(845)		(526)	(149)	(746)	1,323	(c)
Available-for-sale securities:
Asset-backed securities	908	(7)		49	(43)		(45)	—	862	(2)
Other	129	—		—	—		(17)	(99)	13	—
Total available-for-sale securities	1,037	(7)	(d)	49	(43)		(62)	(99)	875	(2)	(d)
Loans	2,541	(120)	(c)	417	(83)		(460)	—	2,295	(118)	(c)
Mortgage servicing rights	7,436	215	(e)	739	(375)		(444)	—	7,571	215	(e)
Other assets:
Private equity investments	2,475	47	(c)	7	(27)		(366)	(149)	1,987	(16)	(c)
All other	965	10	(f)	65	(143)		(58)	—	839	(16)	(f)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2015 (in millions)	Fair value at January 1, 2015	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at June 30, 2015	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2015
				Purchases	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$2,859	$(64)	(c)	$—	$—	$1,448	$(145)	$(570)	$3,528	$7	(c)
Other borrowed funds	1,453	(123)	(c)	45	—	2,322	(2,142)	(294)	1,261	(122)	(c)
Trading liabilities – debt and equity instruments	72	5	(c)	(131)	147	—	(14)	(7)	72	8	(c)
Accounts payable and other liabilities	26	—	(c)	—	—	—	(3)	—	23	—	(c)
Beneficial interests issued by consolidated VIEs	1,146	(17)	(c)	(16)	—	286	(259)	—	1,140	—	(c)
Long-term debt	11,877	(197)	(c)	—	(12)	5,383	(4,145)	(317)	12,589	(37)	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2014 (in millions)	Fair value at January 1, 2014	Total realized/unrealized gains/(losses)								Transfers into and/or out of level 3(h)	Fair value at June 30, 2014		Change in unrealized gains/(losses) related to financial instruments held at June 30, 2014
				Purchases(g)		Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$1,005	$30		$343		$(174)		$(60)		$(19)		$1,125	$32
Residential – nonagency	726	91		373		(514)		(24)		(109)		543	29
Commercial – nonagency	432	28		581		(481)		(48)		(185)		327	4
Total mortgage-backed securities	2,163	149		1,297		(1,169)		(132)		(313)		1,995	65
Obligations of U.S. states and municipalities	1,382	(13)		—		(290)		—		—		1,079	7
Non-U.S. government debt securities	143	19		435		(519)		(2)		52		128	24
Corporate debt securities	5,920	368		2,360		(2,015)		(1,664)		(176)		4,793	280
Loans	13,455	691		5,287		(2,902)		(2,718)		(292)		13,521	882
Asset-backed securities	1,272	70		1,357		(1,332)		(171)		20		1,216	43
Total debt instruments	24,335	1,284		10,736		(8,227)		(4,687)		(709)		22,732	1,301
Equity securities	867	100		85		(75)		(30)		(256)		691	147
Physical commodities	4	—		—		—		(1)		—		3	—
Other	2,000	169		710		(178)		(95)		(265)		2,341	146
Total trading assets – debt and equity instruments	27,206	1,553	(c)	11,531		(8,480)		(4,813)		(1,230)		25,767	1,594	(c)
Net derivative receivables:(a)
Interest rate	2,379	26		98		(106)		(765)		(99)		1,533	(690)
Credit	95	(239)		222		(21)		127		(50)		134	(186)
Foreign exchange	(1,200)	(342)		94		(19)		255		18		(1,194)	(291)
Equity	(1,063)	(72)	(i)	858	(i)	(1,580)	(i)	51	(i)	(400)	(i)	(2,206)	343
Commodity	115	(172)		1		—		(13)		(53)		(122)	(156)
Total net derivative receivables	326	(799)	(c)(i)	1,273	(i)	(1,726)	(i)	(345)	(i)	(584)	(i)	(1,855)	(980)	(c)
Available-for-sale securities:
Asset-backed securities	1,088	(11)		225		(2)		(41)		63		1,322	(11)
Other	1,234	(2)		122		—		(68)		(772)		514	(1)
Total available-for-sale securities	2,322	(13)	(d)	347		(2)		(109)		(709)		1,836	(12)	(d)
Loans	1,931	72	(c)	3,080		(142)		(714)		—		4,227	47	(c)
Mortgage servicing rights	9,614	(971)	(e)	376		(186)		(486)		—		8,347	(971)	(e)
Other assets:
Private equity investments	5,817	240	(c)	103		(1,488)		(308)		266		4,630	109	(c)
All other	1,382	(3)	(f)	6		(130)		(56)		—		1,199	(3)	(f)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2014 (in millions)	Fair value at January 1, 2014	Total realized/unrealized (gains)/losses								Transfers into and/or out of level 3(h)	Fair value at June 30, 2014		Change in unrealized (gains)/ losses related to financial instruments held at June 30, 2014
				Purchases		Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$2,255	$111	(c)	$—		$—	$809	$(66)		$(271)		$2,838	$98	(c)
Other borrowed funds	2,074	(93)	(c)	—		—	2,676	(3,487)		368		1,538	84	(c)
Trading liabilities – debt and equity instruments	113	(4)	(c)	(262)		279	—	(8)		(38)		80	1	(c)
Accounts payable and other liabilities	—	27	(f)	—		—	—	—		—		27	27	(f)
Beneficial interests issued by consolidated VIEs	1,240	101	(c)	—		—	82	(259)		(102)		1,062	88	(c)
Long-term debt	10,008	539	(c)	—		—	3,744	(2,379)		(166)		11,746	585	(c)
Note: Effective April 1, 2015, the Firm adopted new accounting guidance for certain investments where the Firm measures fair value using the net asset value per share (or its equivalent) as a practical expedient and excluded them from the fair value hierarchy. Accordingly, such investments are not included within these tables. The guidance was required to be applied retrospectively, and accordingly, prior period amounts have been revised to conform with the current period presentation. For further information, see page 92.

(a)	All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.

(b)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) was 15% at both June 30, 2015, and December 31, 2014.

(c)
Predominantly reported in principal transactions revenue, except for changes in fair value for Consumer & Community Banking mortgage loans, lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.

(d)
Realized gains/(losses) on available-for-sale (“AFS”) securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains/(losses) are reported in OCI. Realized gains/(losses) and foreign exchange remeasurement adjustments recorded in income on AFS securities were zero and $(11) million for the three months ended June 30, 2015 and 2014 and $(7) million and $(12) million for the six months ended June 30, 2015 and 2014, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $2 million and $3 million for the three months ended June 30, 2015 and 2014 and $161 million and $(1) million for the six months ended June 30, 2015 and 2014 respectively.

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

Level 3 analysis
Consolidated balance sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 1.7% of total Firm assets at June 30, 2015. The following describes significant changes to level 3 assets since December 31, 2014, for those items measured at fair value on a recurring basis. For further information on changes impacting items measured at fair value on a nonrecurring basis, see Assets and liabilities measured at fair value on a nonrecurring basis on page 100.
Three months ended June 30, 2015
Level 3 assets were $40.6 billion at June 30, 2015, reflecting a decrease of $5.4 billion from March 31, 2015, largely due to the following:

•
$3.2 billion decrease in trading assets, debt and equity instruments predominantly driven by a decrease in corporate debt and trading loans due to transfers from Level 3 to Level 2 as a result of a reduction of the significance in the unobservable inputs in corporate debt and an increase in observability of certain valuation inputs for both corporate debt and trading loans.

Six months ended June 30, 2015
Level 3 assets were $40.6 billion at June 30, 2015, reflecting a decrease of $8.6 billion from December 31, 2014, largely due to the following:

•
$6.5 billion decrease in trading assets, debt and equity instruments predominantly driven by a decrease in trading loans due to sales and transfers of corporate debt and trading loans from level 3 to level 2 as a result of an increase in observability of certain valuation inputs.

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. For further information on these instruments, see Changes in level 3 recurring fair value measurements rollforward tables on pages 95–99.
Three months ended June 30, 2015

•	$1.4 billion of gains on derivatives, largely driven by equity derivatives due to market movements.
Three months ended June 30, 2014

•	$521 million of net gains and $456 million of net losses on assets and liabilities, respectively, measured at fair value on a recurring basis, none of which were individually significant.
Six months ended June 30, 2015

•	$2.0 billion of gains on derivatives, largely driven by foreign exchange derivatives and interest rate derivatives due to market movements.
Six months ended June 30, 2014

•	$1.6 billion of net gains in trading assets – debt and equity instruments, largely driven by client-driven activities in corporate debt and trading loans.

Credit & funding adjustments
The following table provides the credit and funding adjustments, excluding the effect of any associated hedging activities, reflected within the Consolidated balance sheets as of the dates indicated.

(in millions)	Jun 30, 2015	Dec 31, 2014
Derivative receivables balance(a)	$67,451	$78,975
Derivative payables balance(a)	59,026	71,116
Derivatives CVA(b)	(2,152)	(2,674)
Derivatives DVA and FVA(b)(c)	(317)	(380)
Structured notes balance(a)(d)	56,788	53,772
Structured notes DVA and FVA(b)(e)	1,803	1,152

(a)	Balances are presented net of applicable credit valuation adjustments (“CVA”) and debit valuation adjustments (“DVA”)/funding valuation adjustments (“FVA”).

(b)
Positive CVA and DVA/FVA represent amounts that increased receivable balances or decreased payable balances; negative CVA and DVA/FVA represent amounts that decreased receivable balances or increased payable balances.

(c)	At June 30, 2015, and December 31, 2014, included derivatives DVA of $771 million and $714 million, respectively.

(d)
Structured notes are predominantly financial instruments containing embedded derivatives that are measured at fair value based on the Firm’s election under the fair value option. At June 30, 2015, and December 31, 2014, included $1.7 billion and $943 million, respectively, of financial instruments with no embedded derivative for which the fair value option has also been elected. For further information on these elections, see Note 4.

(e)	At June 30, 2015, and December 31, 2014, included structured notes DVA of $1.7 billion and $1.4 billion, respectively.
The following table provides the impact of credit and funding adjustments on principal transactions revenue in the respective periods, excluding the effect of any associated hedging activities.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Credit adjustments:
Derivatives CVA	$341	$272	$522	$253
Derivatives DVA and FVA(a)	204	(36)	63	(161)
Structured notes DVA and FVA(b)	503	162	651	179

(a)
Included derivatives DVA of $44 million and $(1) million for the three months ended June 30, 2015 and 2014, respectively, and $57 million and $(95) million for the six months ended June 30, 2015 and 2014, respectively.

(b)
Included structured notes DVA of $215 million and $134 million for the three months ended June 30, 2015 and 2014, respectively, and $323 million and $19 million for the six months ended June 30, 2015 and 2014, respectively.

Assets and liabilities measured at fair value on a nonrecurring basis
At June 30, 2015 and 2014, assets measured at fair value on a nonrecurring basis were $2.0 billion and $3.4 billion, respectively, which predominantly consisted of loans that had fair value adjustments in the first six months of both 2015 and 2014. At June 30, 2015, $94 million and $1.9 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. At June 30, 2014, $597 million and $2.8 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. Liabilities measured at fair value on a nonrecurring basis were not significant at June 30, 2015 and 2014. For the three and six months ended June 30, 2015 and 2014, there were no significant transfers between levels 1, 2, and 3.
Of the $1.9 billion of level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2015:

•
$1.3 billion related to consumer credit card loans that were reclassified to held-for-sale during the fourth quarter of 2014 subject to a lower of cost or fair value adjustment. These loans were classified as level 3, as they are valued based on the Firm’s internal valuation methodology;

•
$312 million related to residential real estate loans measured at the net realizable value of the underlying collateral (i.e., collateral-dependent loans and other loans charged off in accordance with regulatory guidance). These amounts are classified as level 3 as they are valued using a broker’s price opinion and discounted based upon the Firm’s experience with actual liquidation values. These discounts to the broker price opinions ranged from 8% to 59%, with a weighted average of 23%.

The total change in the recorded value of assets and liabilities for which a fair value adjustment has been included in the Consolidated statements of income for the three months ended June 30, 2015 and 2014, related to financial instruments held at those dates, was a reduction of $114 million and $318 million, respectively, and for the six months ended June 30, 2015 and 2014, was a reduction of $183 million and $456 million, respectively.
For information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), see Note 14 of JPMorgan Chase’s 2014 Annual Report.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents the carrying values and estimated fair values at June 30, 2015, and December 31, 2014, of financial assets and liabilities, excluding financial instruments which are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 of JPMorgan Chase’s 2014 Annual Report.

	June 30, 2015					December 31, 2014
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$24.1	$24.1	$—	$—	$24.1	$27.8	$27.8	$—	$—	$27.8
Deposits with banks	398.8	395.2	3.6	—	398.8	484.5	480.4	4.1	—	484.5
Accrued interest and accounts receivable	69.6	—	69.4	0.2	69.6	70.1	—	70.0	0.1	70.1
Federal funds sold and securities purchased under resale agreements	184.2	—	184.2	—	184.2	187.2	—	187.2	—	187.2
Securities borrowed	98.0	—	98.0	—	98.0	109.4	—	109.4	—	109.4
Securities, held-to-maturity(a)	51.6	—	52.7	—	52.7	49.3	—	51.2	—	51.2
Loans, net of allowance for loan losses(b)	774.9	—	22.7	757.3	780.0	740.5	—	21.8	723.1	744.9
Other	65.2	—	56.6	13.1	69.7	64.7	—	55.7	13.3	69.0
Financial liabilities
Deposits	$1,275.8	$—	$1,274.7	$1.2	$1,275.9	$1,354.6	$—	$1,353.6	$1.2	$1,354.8
Federal funds purchased and securities loaned or sold under repurchase agreements	177.4	—	177.3	—	177.3	189.1	—	189.1	—	189.1
Commercial paper	42.2	—	42.2	—	42.2	66.3	—	66.3	—	66.3
Other borrowed funds	16.1	—	16.1	—	16.1	15.5		15.5	—	15.5
Accounts payable and other liabilities	163.5	—	160.9	2.4	163.3	176.7	—	173.7	2.9	176.6
Beneficial interests issued by consolidated VIEs	48.7	—	46.8	1.9	48.7	50.2	—	48.2	2.0	50.2
Long-term debt and junior subordinated deferrable interest debentures(c)	255.4	—	257.3	4.0	261.3	246.6	—	251.6	3.8	255.4

(a)	Carrying value includes unamortized discount or premium.

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

	June 30, 2015					December 31, 2014
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$0.6	$—	$—	$1.6	$1.6	$0.6	$—	$—	$1.6	$1.6

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
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three and six months ended June 30, 2015 and 2014, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended June 30,
	2015				2014
(in millions)	Principal transactions	All other income		Total changes in fair value recorded	Principal transactions	All other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$(99)	$—		$(99)	$96	$—		$96
Securities borrowed	(2)	—		(2)	(2)	—		(2)
Trading assets:
Debt and equity instruments, excluding loans	139	1	(c)	140	245	3	(c)	248
Loans reported as trading assets:
Changes in instrument-specific credit risk	59	10	(c)	69	391	3	(c)	394
Other changes in fair value	(15)	100	(c)	85	38	400	(c)	438
Loans:
Changes in instrument-specific credit risk	—	—		—	20	—		20
Other changes in fair value	—	—		—	24	—		24
Other assets	2	3	(d)	5	7	(1)	(d)	6
Deposits(a)	162	—		162	(107)	—		(107)
Federal funds purchased and securities loaned or sold under repurchase agreements	18	—		18	(18)	—		(18)
Other borrowed funds(a)	115	—		115	(911)	—		(911)
Trading liabilities	(12)	—		(12)	(3)	—		(3)
Beneficial interests issued by consolidated VIEs	26	—		26	(48)	—		(48)
Other liabilities	—	—		—	(27)	—		(27)
Long-term debt:
Changes in instrument-specific credit risk(a)	209	—		209	82	—		82
Other changes in fair value(b)	728	—		728	(773)	—		(773)

	Six months ended June 30,
	2015				2014
(in millions)	Principal transactions	All other income		Total changes in fair value recorded	Principal transactions	All other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$(26)	$—		$(26)	$56	$—		$56
Securities borrowed	(4)	—		(4)	(5)	—		(5)
Trading assets:
Debt and equity instruments, excluding loans	519	1	(c)	520	475	1	(c)	476
Loans reported as trading assets:
Changes in instrument-specific credit risk	211	13	(c)	224	754	12	(c)	766
Other changes in fair value	112	380	(c)	492	102	692	(c)	794
Loans:
Changes in instrument-specific credit risk	1	—		1	28	—		28
Other changes in fair value	—	—		—	31	—		31
Other assets	62	9	(d)	71	12	(74)	(d)	(62)
Deposits(a)	37	—		37	(211)	—		(211)
Federal funds purchased and securities loaned or sold under repurchase agreements	9	—		9	(34)	—		(34)
Other borrowed funds(a)	106	—		106	(1,171)	—		(1,171)
Trading liabilities	(14)	—		(14)	(9)	—		(9)
Beneficial interests issued by consolidated VIEs	44	—		44	(137)	—		(137)
Other liabilities	—	—		—	(27)	—		(27)
Long-term debt:
Changes in instrument-specific credit risk(a)	325	—		325	5	—		5
Other changes in fair value(b)	350	—		350	(791)	—		(791)

(a)
Total changes in instrument-specific credit risk (DVA) related to structured notes were $215 million and $134 million for the three months ended June 30, 2015 and 2014, respectively, and $323 million and $19 million for the six months ended June 30, 2015 and 2014, respectively. These totals include such changes for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2015, and December 31, 2014, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	June 30, 2015				December 31, 2014
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$4,096		$1,097	$(2,999)	$3,847		$905	$(2,942)
Loans	7		7	—	7		7	—
Subtotal	4,103		1,104	(2,999)	3,854		912	(2,942)
All other performing loans
Loans reported as trading assets	34,729		32,885	(1,844)	37,608		35,462	(2,146)
Loans	2,267		2,262	(5)	2,397		2,389	(8)
Total loans	$41,099		$36,251	$(4,848)	$43,859		$38,763	$(5,096)
Long-term debt
Principal-protected debt	$14,747	(c)	$14,690	$(57)	$14,660	(c)	$15,484	$824
Nonprincipal-protected debt(b)	NA		16,626	NA	NA		14,742	NA
Total long-term debt	NA		$31,316	NA	NA		$30,226	NA
Long-term beneficial interests
Nonprincipal-protected debt(b)	NA		$1,330	NA	NA		$2,162	NA
Total long-term beneficial interests	NA		$1,330	NA	NA		$2,162	NA

(a)	There were no performing loans that were ninety days or more past due as of June 30, 2015, and December 31, 2014, respectively.

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
At June 30, 2015, and December 31, 2014, the contractual amount of letters of credit for which the fair value option was elected was $4.4 billion and $4.5 billion, respectively, with a corresponding fair value of $(130) million and $(147) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 29 of JPMorgan Chase’s 2014 Annual Report, and Note 21.
Structured note products by balance sheet classification and risk component
The table below presents the fair value of the structured notes issued by the Firm, by balance sheet classification and the primary risk to which the structured notes’ embedded derivative relates.

	June 30, 2015				December 31, 2014
(in millions)	Long-term debt	Other borrowed funds	Deposits	Total	Long-term debt	Other borrowed funds	Deposits	Total
Risk exposure
Interest rate	$10,580	$99	$3,960	$14,639	$10,858	$460	$2,119	$13,437
Credit	4,353	418	—	4,771	4,023	450	—	4,473
Foreign exchange	1,454	196	12	1,662	2,150	211	17	2,378
Equity	13,416	12,300	4,745	30,461	12,348	12,412	4,415	29,175
Commodity	828	229	2,503	3,560	710	644	2,012	3,366
Total structured notes	$30,631	$13,242	$11,220	$55,093	$30,089	$14,177	$8,563	$52,829

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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
◦ Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	111–112
◦ Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	112–113
◦ Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	111–112
◦ Foreign exchange	Hedge forecasted revenue and expense	Cash flow hedge	Corporate	112–113
◦ Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. subsidiaries	Net investment hedge	Corporate	114
◦ Commodity	Hedge commodity inventory	Fair value hedge	CIB	111–112
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
◦ Interest rate	Manage the risk of the mortgage pipeline, warehouse loans and MSRs	Specified risk management	CCB	114
◦ Credit	Manage the credit risk of wholesale lending exposures	Specified risk management	CIB	114
◦ Commodity	Manage the risk of certain commodities-related contracts and investments	Specified risk management	CIB	114
◦ Interest rate and foreign exchange	Manage the risk of certain other specified assets and liabilities	Specified risk management	Corporate	114
Market-making derivatives and other activities:
◦ Various	Market-making and related risk management	Market-making and other	CIB	114
◦ Various	Other derivatives	Market-making and other	CIB, Corporate	114

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of June 30, 2015, and December 31, 2014.

	Notional amounts(b)
(in billions)	June 30, 2015	December 31, 2014
Interest rate contracts
Swaps	$23,790	$29,734
Futures and forwards	7,108	10,189
Written options	3,735	3,903
Purchased options	4,120	4,259
Total interest rate contracts	38,753	48,085
Credit derivatives(a)	3,681	4,249
Foreign exchange contracts
Cross-currency swaps	3,262	3,346
Spot, futures and forwards	4,810	4,669
Written options	750	790
Purchased options	758	780
Total foreign exchange contracts	9,580	9,585
Equity contracts
Swaps	237	206
Futures and forwards	59	50
Written options	414	432
Purchased options	357	375
Total equity contracts	1,067	1,063
Commodity contracts
Swaps	114	126
Spot, futures and forwards	162	193
Written options	175	181
Purchased options	176	180
Total commodity contracts	627	680
Total derivative notional amounts	$53,708	$63,662

(a)	For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on pages 115–116 of this Note.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of June 30, 2015, and December 31, 2014, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
June 30, 2015 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$652,504	$4,159	$656,663	$31,323	$619,496	$2,361	$621,857	$13,880
Credit	54,577	—	54,577	1,321	53,830	—	53,830	1,262
Foreign exchange	174,062	788	174,850	18,340	188,047	1,606	189,653	18,456
Equity	42,390	—	42,390	6,058	47,978	—	47,978	11,539
Commodity	29,065	867	29,932	10,409	32,667	12	32,679	13,889
Total fair value of trading assets and liabilities	$952,598	$5,814	$958,412	$67,451	$942,018	$3,979	$945,997	$59,026

	Gross derivative receivables				Gross derivative payables
December 31, 2014 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$944,885	$5,372	$950,257	$33,725	$915,368	$3,011	$918,379	$17,745
Credit	76,842	—	76,842	1,838	75,895	—	75,895	1,593
Foreign exchange	211,537	3,650	215,187	21,253	223,988	626	224,614	22,970
Equity	42,489	—	42,489	8,177	46,262	—	46,262	11,740
Commodity	43,151	502	43,653	13,982	45,455	168	45,623	17,068
Total fair value of trading assets and liabilities	$1,318,904	$9,524	$1,328,428	$78,975	$1,306,968	$3,805	$1,310,773	$71,116

(a)	Balances exclude structured notes for which the fair value option has been elected. See Note 4 for further information.

(b)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

The following table presents, as of June 30, 2015, and December 31, 2014, the gross and net derivative receivables by contract and settlement type. Derivative receivables have been netted on the Consolidated balance sheets against derivative payables and cash collateral payables to the same counterparty with respect to derivative contracts for which the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, the receivables are not eligible under U.S. GAAP for netting on the Consolidated balance sheets, and are shown separately in the table below.

	June 30, 2015				December 31, 2014
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
OTC	$431,691	$(406,111)		$25,580	$542,107	$(514,914)		$27,193
OTC–cleared	219,247	(219,229)		18	401,656	(401,618)		38
Exchange-traded(a)	—	—		—	—	—		—
Total interest rate contracts	650,938	(625,340)		25,598	943,763	(916,532)		27,231
Credit contracts:
OTC	45,040	(44,287)		753	66,636	(65,720)		916
OTC–cleared	9,000	(8,969)		31	9,320	(9,284)		36
Total credit contracts	54,040	(53,256)		784	75,956	(75,004)		952
Foreign exchange contracts:
OTC	170,584	(156,406)		14,178	208,803	(193,900)		14,903
OTC–cleared	107	(104)		3	36	(34)		2
Exchange-traded(a)	—	—		—	—	—		—
Total foreign exchange contracts	170,691	(156,510)		14,181	208,839	(193,934)		14,905
Equity contracts:
OTC	24,520	(23,514)		1,006	23,258	(22,826)		432
OTC–cleared	—	—		—	—	—		—
Exchange-traded(a)	14,918	(12,818)		2,100	13,840	(11,486)		2,354
Total equity contracts	39,438	(36,332)		3,106	37,098	(34,312)		2,786
Commodity contracts:
OTC	15,963	(7,265)		8,698	22,555	(14,327)		8,228
OTC–cleared	—	—		—	—	—		—
Exchange-traded(a)	13,137	(12,258)		879	19,500	(15,344)		4,156
Total commodity contracts	29,100	(19,523)		9,577	42,055	(29,671)		12,384
Derivative receivables with appropriate legal opinion	$944,207	$(890,961)	(b)	$53,246	$1,307,711	$(1,249,453)	(b)	$58,258
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	14,205			14,205	20,717			20,717
Total derivative receivables recognized on the Consolidated balance sheets	$958,412			$67,451	$1,328,428			$78,975

(a)	Exchange-traded derivative amounts that relate to futures contracts are settled daily.

(b)	Included cash collateral netted of $67.2 billion and $74.0 billion at June 30, 2015, and December 31, 2014, respectively.

The following table presents, as of June 30, 2015, and December 31, 2014, the gross and net derivative payables by contract and settlement type. Derivative payables have been netted on the Consolidated balance sheets against derivative receivables and cash collateral receivables from the same counterparty with respect to derivative contracts for which the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, the payables are not eligible under U.S. GAAP for netting on the Consolidated balance sheets, and are shown separately in the table below.

	June 30, 2015				December 31, 2014
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$410,875	$(398,412)		$12,463	$515,904	$(503,384)		$12,520
OTC–cleared	209,740	(209,565)		175	398,518	(397,250)		1,268
Exchange-traded(a)	—	—		—	—	—		—
Total interest rate contracts	620,615	(607,977)		12,638	914,422	(900,634)		13,788
Credit contracts:
OTC	44,305	(43,547)		758	65,432	(64,904)		528
OTC–cleared	9,024	(9,021)		3	9,398	(9,398)		—
Total credit contracts	53,329	(52,568)		761	74,830	(74,302)		528
Foreign exchange contracts:
OTC	184,282	(171,105)		13,177	217,998	(201,578)		16,420
OTC–cleared	92	(92)		—	66	(66)		—
Exchange-traded(a)	—	—		—	—	—		—
Total foreign exchange contracts	184,374	(171,197)		13,177	218,064	(201,644)		16,420
Equity contracts:
OTC	29,022	(23,621)		5,401	27,908	(23,036)		4,872
OTC–cleared	—	—		—	—	—		—
Exchange-traded(a)	14,292	(12,818)		1,474	12,864	(11,486)		1,378
Total equity contracts	43,314	(36,439)		6,875	40,772	(34,522)		6,250
Commodity contracts:
OTC	18,424	(6,532)		11,892	25,129	(13,211)		11,918
OTC–cleared	—	—		—	—	—		—
Exchange-traded(a)	12,512	(12,258)		254	18,486	(15,344)		3,142
Total commodity contracts	30,936	(18,790)		12,146	43,615	(28,555)		15,060
Derivative payables with appropriate legal opinions	$932,568	$(886,971)	(b)	$45,597	$1,291,703	$(1,239,657)	(b)	$52,046
Derivative payables where an appropriate legal opinion has not been either sought or obtained	13,429			13,429	19,070			19,070
Total derivative payables recognized on the Consolidated balance sheets	$945,997			$59,026	$1,310,773			$71,116

(a)	Exchange-traded derivative balances that relate to futures contracts are settled daily.

(b)	Included cash collateral netted of $63.2 billion and $64.2 billion related to OTC and OTC-cleared derivatives at June 30, 2015, and December 31, 2014, respectively.

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

The following tables present information regarding certain financial instrument collateral received and transferred as of June 30, 2015, and December 31, 2014, that is not eligible for net presentation under U.S. GAAP. The collateral included in these tables relates only to the derivative instruments for which appropriate legal opinions have been obtained; excluded are (i) additional collateral that exceeds the fair value exposure and (ii) all collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.

Derivative receivable collateral
	June 30, 2015				December 31, 2014
(in millions)	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure
Derivative receivables with appropriate legal opinions	$53,246	$(13,214)	(a)	$40,032	$58,258	$(16,194)	(a)	$42,064

Derivative payable collateral(b)
	June 30, 2015				December 31, 2014
(in millions)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)
Derivative payables with appropriate legal opinions	$45,597	$(9,093)	(a)	$36,504	$52,046	$(10,505)	(a)	$41,541

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

The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at June 30, 2015, and December 31, 2014.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	June 30, 2015	December 31, 2014
Aggregate fair value of net derivative payables	$29,340	$32,303
Collateral posted	24,006	27,585

The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), at June 30, 2015 and December 31, 2014, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral, except in certain instances in which additional initial margin may be required upon a ratings downgrade, or in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	June 30, 2015		December 31, 2014
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$891	$3,422	$1,046	$3,331
Amount required to settle contracts with termination triggers upon downgrade(b)	264	1,005	366	1,388

(a)	Includes the additional collateral to be posted for initial margin.

(b)	Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions where it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 12, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding at June 30, 2015 was not material.
Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses

The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three and six months ended June 30, 2015 and 2014, respectively.

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended June 30, 2015 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$(1,541)	$1,709	$168	$(19)	$187
Foreign exchange(b)	(2,118)	2,097	(21)	—	(21)
Commodity(c)	242	(295)	(53)	(5)	(48)
Total	$(3,417)	$3,511	$94	$(24)	$118

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended June 30, 2014 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$578	$(261)	$317	$43	$274
Foreign exchange(b)	(388)	307	(81)	—	(81)
Commodity(c)	(561)	652	91	13	78
Total	$(371)	$698	$327	$56	$271

	Gains/(losses) recorded in income			Income statement impact due to:
Six months ended June 30, 2015 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$(935)	$1,461	$526	$(2)	$528
Foreign exchange(b)	4,357	(4,362)	(5)	—	(5)
Commodity(c)	564	(603)	(39)	(11)	(28)
Total	$3,986	$(3,504)	$482	$(13)	$495

	Gains/(losses) recorded in income			Income statement impact due to:
Six months ended June 30, 2014 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$1,321	$(668)	$653	$72	$581
Foreign exchange(b)	(786)	631	(155)	—	(155)
Commodity(c)	(381)	514	133	28	105
Total	$154	$477	$631	$100	$531

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

Cash flow hedge gains and losses

The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three and six months ended June 30, 2015 and 2014, respectively.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended June 30, 2015 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$22	$—	$22	$(23)	$(45)
Foreign exchange(b)	(29)	—	(29)	143	172
Total	$(7)	$—	$(7)	$120	$127

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended June 30, 2014 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(10)	$—	$(10)	$71	$81
Foreign exchange(b)	39	—	39	72	33
Total	$29	$—	$29	$143	$114

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Six months ended June 30, 2015 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(127)	$—	$(127)	$(20)	$107
Foreign exchange(b)	(55)	—	(55)	91	146
Total	$(182)	$—	$(182)	$71	$253

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Six months ended June 30, 2014 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(36)	$—	$(36)	$134	$170
Foreign exchange(b)	38	—	38	81	43
Total	$2	$—	$2	$215	$213

(a)
Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income, and for forecasted transactions that the Firm determined during the six months ended June 30, 2015, were probable of not occurring, in other income.

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

In the first quarter of 2015, the Firm reclassified approximately $150 million of net losses from accumulated other comprehensive income (“AOCI”) to other income because the Firm determined that it was probable that the forecasted interest payment cash flows would not occur as a result of the planned reduction in wholesale non-operating deposits. The Firm did not experience any forecasted transactions that failed to occur for the three months ended June 30, 2015 and 2014, and six months ended June 30, 2014.

Over the next 12 months, the Firm expects that $64 million (after-tax) of net gains recorded in AOCI at June 30, 2015, related to cash flow hedges will be recognized in income. For terminated cash flow hedges, the maximum length of time over which forecasted transactions are remaining is approximately 9 years. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately 3 years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the three and six months ended June 30, 2015 and 2014.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2015		2014
Three months ended June 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(91)	$(250)	$(122)	$(208)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2015		2014
Six months ended June 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(189)	$743	$(227)	$(362)

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in other income. The Firm measures the ineffectiveness of net investment hedge accounting relationships based on changes in spot foreign currency rates, and therefore there was no significant ineffectiveness for net investment hedge accounting relationships during the three and six months ended June 30, 2015 and 2014.

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

	Derivatives gains/(losses) recorded in income
	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Contract type
Interest rate(a)	$(563)	$589	$120	$1,107
Credit(b)	(10)	(24)	(24)	(41)
Foreign exchange(c)	7	(3)	(5)	(3)
Commodity(d)	23	(21)	(13)	162
Total	$(543)	$541	$78	$1,225

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
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
June 30, 2015 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(1,768,492)	$1,789,168	$20,676	$15,001
Other credit derivatives(a)	(47,465)	42,505	(4,960)	18,151
Total credit derivatives	(1,815,957)	1,831,673	15,716	33,152
Credit-related notes	(30)	—	(30)	4,408
Total	$(1,815,987)	$1,831,673	$15,686	$37,560

	Maximum payout/Notional amount
December 31, 2014 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(2,056,982)	$2,078,096	$21,114	$18,631
Other credit derivatives(a)	(43,281)	32,048	(11,233)	19,475
Total credit derivatives	(2,100,263)	2,110,144	9,881	38,106
Credit-related notes	(40)	—	(40)	3,704
Total	$(2,100,303)	$2,110,144	$9,841	$41,810

(a)	Other credit derivatives predominantly consists of credit swap options.

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

The following tables summarize the notional amounts by the ratings and maturity profile, and the total fair value, of credit derivatives and credit-related notes as of June 30, 2015, and December 31, 2014, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile
June 30, 2015 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(291,246)	$(958,426)	$(65,049)	$(1,314,721)	$18,552	$(3,734)	$14,818
Noninvestment-grade	(126,428)	(345,805)	(29,033)	(501,266)	17,189	(13,739)	3,450
Total	$(417,674)	$(1,304,231)	$(94,082)	$(1,815,987)	$35,741	$(17,473)	$18,268

December 31, 2014 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(323,398)	$(1,118,293)	$(79,486)	$(1,521,177)	$25,767	$(6,314)	$19,453
Noninvestment-grade	(157,281)	(396,798)	(25,047)	(579,126)	20,677	(22,455)	(1,778)
Total	$(480,679)	$(1,515,091)	$(104,533)	$(2,100,303)	$46,444	$(28,769)	$17,675

(a)	The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

Note 6 – Noninterest revenue
For a discussion of the components of and accounting policies for the Firm’s noninterest revenue, see Note 7 of JPMorgan Chase’s 2014 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Underwriting
Equity	$452	$477	$851	$830
Debt	913	876	1,766	1,559
Total underwriting	1,365	1,353	2,617	2,389
Advisory	468	398	1,010	782
Total investment banking fees	$1,833	$1,751	$3,627	$3,171
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Trading revenue by instrument type
Interest rate	$420	$626	$1,306	$981
Credit	624	603	1,039	1,129
Foreign exchange	563	342	1,407	868
Equity	908	759	1,956	1,564
Commodity(a)	250	347	589	1,035
Total trading revenue	2,765	2,677	6,297	5,577
Private equity gains(b)	69	231	192	653
Principal transactions	$2,834	$2,908	$6,489	$6,230

(a)	Commodity derivatives are frequently used to manage the Firm’s risk exposure to its physical commodities inventories. For gains/(losses) related to commodity fair value hedges, see Note 5.

(b)	Includes revenue on private equity investments held in the Private Equity business within Corporate, as well as those held in other business segments.

The following table presents the components of firmwide asset management, administration and commissions.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Asset management fees
Investment management fees(a)	$2,416	$2,260	$4,690	$4,356
All other asset management fees(b)	99	131	198	254
Total asset management fees	2,515	2,391	4,888	4,610

Total administration fees(c)	527	564	1,034	1,091

Commission and other fees
Brokerage commissions	592	567	1,186	1,199
All other commissions and fees	381	485	714	943
Total commissions and fees	973	1,052	1,900	2,142
Total asset management, administration and commissions	$4,015	$4,007	$7,822	$7,843

(a)	Represents fees earned from managing assets on behalf of the Firm’s clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.

(b)	Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.

(c)	Predominantly includes fees for custody, securities lending, funds services and securities clearance.
Other income
Other income on the Firm’s Consolidated statements of income included the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Operating lease income	$504	$422	$973	$820

Note 7 – Interest income and Interest expense
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, see Note 8 of JPMorgan Chase’s 2014 Annual Report.
Details of interest income and interest expense were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Interest income
Loans	$8,079	$8,039	$16,026	$16,078
Taxable securities	1,608	1,940	3,332	3,840
Nontaxable securities(a)	423	337	821	654
Total securities	2,031	2,277	4,153	4,494
Trading assets	1,736	1,827	3,470	3,598
Federal funds sold and securities purchased under resale agreements	340	398	736	834
Securities borrowed(b)	(159)	(131)	(279)	(219)
Deposits with banks	312	279	653	535
Other assets(c)	175	172	320	334
Total interest income	12,514	12,861	25,079	25,654
Interest expense
Interest-bearing deposits	308	417	672	843
Short-term and other liabilities(d)	344	455	676	883
Long-term debt	1,068	1,086	2,162	2,253
Beneficial interests issued by consolidated VIEs	110	105	208	210
Total interest expense	1,830	2,063	3,718	4,189
Net interest income	10,684	10,798	21,361	21,465
Provision for credit losses	935	692	1,894	1,542
Net interest income after provision for credit losses	$9,749	$10,106	$19,467	$19,923

(a)	Represents securities which are tax-exempt for U.S. federal income tax purposes.

(b)
Negative interest income for the three and six months ended June 30, 2015 and 2014, is a result of increased client-driven demand for certain securities combined with the impact of low interest rates. This is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense and reported within short-term and other liabilities.

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

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended June 30, (in millions)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost
Benefits earned during the period	$85	$70	$10	$8	$—	$—
Interest cost on benefit obligations	125	134	28	36	8	9
Expected return on plan assets	(233)	(246)	(37)	(45)	(27)	(25)
Amortization:
Net (gain)/loss	61	7	9	12	—	—
Prior service cost/(credit)	(8)	(12)	(1)	—	—	—
Net periodic defined benefit cost	30	(47)	9	11	(19)	(16)
Other defined benefit pension plans(a)	4	4	—	1	NA	NA
Total defined benefit plans	34	(43)	9	12	(19)	(16)
Total defined contribution plans	115	110	86	87	NA	NA
Total pension and OPEB cost included in compensation expense	$149	$67	$95	$99	$(19)	$(16)

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Six months ended June 30, (in millions)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost
Benefits earned during the period	$170	$140	$19	$17	$—	$—
Interest cost on benefit obligations	250	268	56	70	16	18
Expected return on plan assets	(465)	(492)	(75)	(89)	(53)	(50)
Amortization:
Net (gain)/loss	123	13	18	24	—	—
Prior service cost/(credit)	(17)	(22)	(1)	—	—	—
Net periodic defined benefit cost	61	(93)	17	22	(37)	(32)
Other defined benefit pension plans(a)	7	7	5	3	NA	NA
Total defined benefit plans	68	(86)	22	25	(37)	(32)
Total defined contribution plans	204	218	169	167	NA	NA
Total pension and OPEB cost included in compensation expense	$272	$132	$191	$192	$(37)	$(32)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $16.6 billion and $3.7 billion, as of June 30, 2015, and $16.5 billion and $3.7 billion respectively, as of December 31, 2014. See Note 19 for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the three months periods ended June 30, 2015 and 2014.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Cost of prior grants of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$295	$335	$587	$745
Accrual of estimated costs of stock awards to be granted in future periods including those to full-career eligible employees	215	189	488	397
Total noncash compensation expense related to employee stock-based incentive plans	$510	$524	$1,075	$1,142
In the first quarter of 2015, in connection with its annual incentive grant for the 2014 performance year, the Firm granted 34 million RSUs with a weighted-average grant date fair value of $55.91 per RSU.

Note 10 – Noninterest expense
Within noninterest expense on the Firm’s Consolidated statements of income, other expense included the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Firmwide legal expense	$291	$669	$978	$707
Federal Deposit Insurance Corporation-related (“FDIC”) expense	$300	$266	$618	$559

Note 11 – Securities
Securities are classified as trading, AFS or held-to-maturity (“HTM”). Securities classified as trading assets are discussed in Note 3. Predominantly all of the Firm’s AFS and HTM investment securities (the “investment securities portfolio”) are held by the Chief Investment Office (“CIO”) in connection with its asset-liability management objectives. At June 30, 2015, the average credit rating of the debt securities comprising the investment securities portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). For additional information regarding the investment securities portfolio, see Note 12 of JPMorgan Chase’s 2014 Annual Report.

The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	June 30, 2015				December 31, 2014
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$55,634	$1,887	$206	$57,315	$63,089	$2,302	$72	$65,319
Residential:
Prime and Alt-A	6,499	55	21	6,533	5,595	78	29	5,644
Subprime	494	11	—	505	677	14	—	691
Non-U.S.	31,777	763	5	32,535	43,550	1,010	—	44,560
Commercial	21,954	308	55	22,207	20,687	438	17	21,108
Total mortgage-backed securities	116,358	3,024	287	119,095	133,598	3,842	118	137,322
U.S. Treasury and government agencies(a)	11,600	16	26	11,590	13,603	56	14	13,645
Obligations of U.S. states and municipalities	29,986	1,609	171	31,424	27,841	2,243	16	30,068
Certificates of deposit	427	2	—	429	1,103	1	1	1,103
Non-U.S. government debt securities	41,837	999	44	42,792	51,492	1,272	21	52,743
Corporate debt securities	15,540	310	28	15,822	18,158	398	24	18,532
Asset-backed securities:
Collateralized loan obligations	31,337	108	73	31,372	30,229	147	182	30,194
Other	10,831	136	11	10,956	12,442	184	11	12,615
Total available-for-sale debt securities	257,916	6,204	640	263,480	288,466	8,143	387	296,222
Available-for-sale equity securities	2,704	17	—	2,721	2,513	17	—	2,530
Total available-for-sale securities	$260,620	$6,221	$640	$266,201	$290,979	$8,160	$387	$298,752
Total held-to-maturity securities(b)	$51,594	$1,241	$138	$52,697	$49,252	$1,902	$—	$51,154

(a)	Included total U.S. government-sponsored enterprise obligations with fair values of $45.5 billion and $59.3 billion at June 30, 2015, and December 31, 2014, respectively.

(b)
As of June 30, 2015, consists of MBS issued by U. S. government-sponsored enterprises with an amortized cost of $33.3 billion, MBS issued by U.S. government agencies with an amortized cost of $5.9 billion and obligations of U.S. states and municipalities with an amortized cost of $12.4 billion. As of December 31, 2014, consists of MBS issued by U.S. government-sponsored enterprises with an amortized cost of $35.3 billion, MBS issued by U.S. government agencies with an amortized cost of $3.7 billion and obligations of U.S. states and municipalities with an amortized cost of $10.2 billion.

Securities impairment
The following tables present the fair value and gross unrealized losses for investment securities by aging category at June 30, 2015, and December 31, 2014.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
June 30, 2015 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$6,755	$186	$913	$20	$7,668	$206
Residential:
Prime and Alt-A	2,801	16	315	5	3,116	21
Subprime	—	—	—	—	—	—
Non-U.S.	1,287	5	—	—	1,287	5
Commercial	8,607	55	—	—	8,607	55
Total mortgage-backed securities	19,450	262	1,228	25	20,678	287
U.S. Treasury and government agencies	8,778	26	—	—	8,778	26
Obligations of U.S. states and municipalities	7,284	162	181	9	7,465	171
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	3,527	35	240	9	3,767	44
Corporate debt securities	1,963	23	549	5	2,512	28
Asset-backed securities:
Collateralized loan obligations	8,933	13	8,132	60	17,065	73
Other	2,401	10	80	1	2,481	11
Total available-for-sale debt securities	52,336	531	10,410	109	62,746	640
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity securities	7,447	138	—	—	7,447	138
Total securities with gross unrealized losses	$59,783	$669	$10,410	$109	$70,193	$778

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2014 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$1,118	$5	$4,989	$67	$6,107	$72
Residential:
Prime and Alt-A	1,840	10	405	19	2,245	29
Subprime	—	—	—	—	—	—
Non-U.S.	—	—	—	—	—	—
Commercial	4,803	15	92	2	4,895	17
Total mortgage-backed securities	7,761	30	5,486	88	13,247	118
U.S. Treasury and government agencies	8,412	14	—	—	8,412	14
Obligations of U.S. states and municipalities	1,405	15	130	1	1,535	16
Certificates of deposit	1,050	1	—	—	1,050	1
Non-U.S. government debt securities	4,433	4	906	17	5,339	21
Corporate debt securities	2,492	22	80	2	2,572	24
Asset-backed securities:
Collateralized loan obligations	13,909	76	9,012	106	22,921	182
Other	2,258	11	—	—	2,258	11
Total available-for-sale debt securities	41,720	173	15,614	214	57,334	387
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity securities	—	—	—	—	—	—
Total securities with gross unrealized losses	$41,720	$173	$15,614	$214	$57,334	$387

Gross unrealized losses
The Firm has recognized the unrealized losses on securities it intends to sell. As of June 30, 2015, the Firm does not intend to sell any securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of June 30, 2015.
Securities gains and losses
The following table presents realized gains and losses and other-than-temporary impairment losses (“OTTI”) from AFS securities that were recognized in income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Realized gains	$94	$76	$185	$224
Realized losses	(49)	(64)	(87)	(180)
OTTI losses	(1)	—	(2)	(2)
Net securities gains	$44	$12	96	42

OTTI losses
Credit-related losses recognized in income	—	—	(1)	—
Securities the Firm intends to sell	(1)	—	(1)	(2)
Total OTTI losses recognized in income	$(1)	$—	(2)	(2)

Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the three and six months ended June 30, 2015 and 2014, of the credit loss component of OTTI losses that have been recognized in income related to AFS debt securities that the Firm does not intend to sell.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Balance, beginning of period	$4	$1	$3	$1
Additions:
Newly credit-impaired securities	—	—	1	—
Balance, end of period	$4	$1	$4	$1

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at June 30, 2015, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity June 30, 2015 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$2,132	$11,625	$5,621	$96,980	$116,358
Fair value	2,144	11,864	5,821	99,266	119,095
Average yield(b)	1.47%	1.76%	3.21%	3.06%	2.91%
U.S. Treasury and government agencies
Amortized cost	$600	$—	$9,937	$1,063	$11,600
Fair value	602	—	9,914	1,074	11,590
Average yield(b)	1.53%	—%	0.19%	0.41%	0.28%
Obligations of U.S. states and municipalities
Amortized cost	$159	$743	$1,297	$27,787	$29,986
Fair value	164	761	1,360	29,139	31,424
Average yield(b)	6.33%	3.21%	5.62%	6.68%	6.54%
Certificates of deposit
Amortized cost	$375	$52	$—	$—	$427
Fair value	376	53	—	—	429
Average yield(b)	5.64%	3.28%	—%	—%	5.36%
Non-U.S. government debt securities
Amortized cost	$8,631	$13,015	$17,777	$2,414	$41,837
Fair value	8,651	13,305	18,297	2,539	42,792
Average yield(b)	3.28%	1.87%	0.99%	0.87%	1.73%
Corporate debt securities
Amortized cost	$3,417	$8,386	$3,594	$143	$15,540
Fair value	3,443	8,560	3,678	141	15,822
Average yield(b)	2.29%	2.24%	2.63%	4.46%	2.36%
Asset-backed securities
Amortized cost	$513	$609	$20,737	$20,309	$42,168
Fair value	515	614	20,798	20,401	42,328
Average yield(b)	0.99%	1.55%	1.75%	1.77%	1.75%
Total available-for-sale debt securities
Amortized cost	$15,827	$34,430	$58,963	$148,696	$257,916
Fair value	15,895	35,157	59,868	152,560	263,480
Average yield(b)	2.77%	1.95%	1.54%	3.51%	2.80%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$2,704	$2,704
Fair value	—	—	—	2,721	2,721
Average yield(b)	—%	—%	—%	0.20%	0.20%
Total available-for-sale securities
Amortized cost	$15,827	$34,430	$58,963	$151,400	$260,620
Fair value	15,895	35,157	59,868	155,281	266,201
Average yield(b)	2.77%	1.95%	1.54%	3.45%	2.78%
Total held-to-maturity securities
Amortized cost	$—	$53	$643	$50,898	$51,594
Fair value	—	52	666	51,979	52,697
Average yield(b)	—	4.35%	4.86%	3.96%	3.97%

(a)	U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at June 30, 2015.

(b)
Average yield is computed using the effective yield of each security owned at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts, and the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable. The effective yield excludes unscheduled principal prepayments, and accordingly, actual maturities of securities may differ from their contractual or expected maturities as certain securities may be prepaid.

(c)
Includes securities with no stated maturity. Substantially all of the Firm’s residential mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately six years for agency residential mortgage-backed securities, three years for agency residential collateralized mortgage obligations and five years for U.S. nonagency residential collateralized mortgage obligations.

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
Securities financing agreements are treated as collateralized financings on the Firm’s Consolidated balance sheets. Resale and repurchase agreements are generally carried at the amounts at which the securities will be subsequently sold or repurchased. Securities borrowed and securities loaned transactions are generally carried at the amount of cash collateral advanced or received. Where appropriate under applicable accounting guidance, resale and repurchase agreements with the same counterparty are reported on a net basis. For further discussion of the offsetting of assets and liabilities, see Note 1. Fees received and paid in connection with securities financing agreements are recorded in interest income and interest expense on the Consolidated statements of income.
The Firm has elected the fair value option for certain securities financing agreements. For further information regarding the fair value option, see Note 4. The securities financing agreements for which the fair value option has been elected are reported within securities purchased under resale agreements; securities loaned or sold under repurchase agreements; and securities borrowed on the Consolidated balance sheets. Generally, for agreements carried at fair value, current-period interest accruals are recorded within interest income and interest expense, with changes in fair value reported in principal transactions revenue. However, for financial instruments containing embedded derivatives that would be separately accounted for in accordance with accounting guidance for hybrid instruments, all changes in fair value, including any interest elements, are reported in principal transactions revenue.
Secured financing transactions expose the Firm to credit and liquidity risk. To manage these risks, the Firm monitors the value of the underlying securities (predominantly high-quality securities collateral, including government-issued debt and agency MBS) that it has received from or provided to its counterparties compared to the value of cash proceeds and exchanged collateral and either requests additional collateral or returns securities or collateral when appropriate. Margin levels are initially established based upon the counterparty, the type of underlying securities, and the permissible collateral, and are monitored on an ongoing basis.
In resale agreements and securities borrowed transactions, the Firm is exposed to credit risk to the extent the value of the securities received is less than initial cash proceeds and any collateral amounts exchanged. In repurchase agreements and securities loaned transactions, credit risk exposure arises to the extent that the value of underlying securities exceeds the value of the initial cash proceeds and, any collateral amounts exchanged.
Additionally, the Firm typically enters into master netting agreements and other similar arrangements with its counterparties, which provide for the right to liquidate the underlying securities and any collateral amounts exchanged in the event of a counterparty default. It is also the Firm’s policy to take possession, where possible, of the securities underlying resale agreements and securities borrowed transactions.

The following table presents as of June 30, 2015, and December 31, 2014, the gross and net securities purchased under resale agreements and securities borrowed. Securities purchased under resale agreements have been presented on the Consolidated balance sheets net of securities sold under repurchase agreements where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement, and where the other relevant criteria have been met. Where such a legal opinion has not been either sought or obtained, the securities purchased under resale agreements are not eligible for netting and are shown separately in the table below. Securities borrowed are presented on a gross basis on the Consolidated balance sheets.

	June 30, 2015				December 31, 2014
(in millions)	Gross asset balance	Amounts netted on the Consolidated balance sheets	Net asset balance		Gross asset balance	Amounts netted on the Consolidated balance sheets	Net asset balance
Securities purchased under resale agreements
Securities purchased under resale agreements with an appropriate legal opinion	$375,619	$(166,295)	$209,324		$347,142	$(142,719)	$204,423
Securities purchased under resale agreements where an appropriate legal opinion has not been either sought or obtained	2,745		2,745		10,598		10,598
Total securities purchased under resale agreements	$378,364	$(166,295)	$212,069	(a)	$357,740	$(142,719)	$215,021	(a)
Securities borrowed	$98,528	NA	$98,528	(b)(c)	$110,435	NA	$110,435	(b)(c)

(a)	At June 30, 2015, and December 31, 2014, included securities purchased under resale agreements of $28.7 billion and $28.6 billion, respectively, accounted for at fair value.

(b)	At June 30, 2015, and December 31, 2014, included securities borrowed of $495 million and $992 million, respectively, accounted for at fair value.

(c)
Included $19.2 billion and $27.7 billion at June 30, 2015, and December 31, 2014, respectively, of securities borrowed where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement.

The following table presents information as of June 30, 2015, and December 31, 2014, regarding the securities purchased under resale agreements and securities borrowed for which an appropriate legal opinion has been obtained with respect to the master netting agreement. The table below excludes information related to resale agreements and securities borrowed where such a legal opinion has not been either sought or obtained.

	June 30, 2015				December 31, 2014
		Amounts not nettable on the Consolidated balance sheets(a)				Amounts not nettable on the Consolidated balance sheets(a)
(in millions)	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure
Securities purchased under resale agreements with an appropriate legal opinion	$209,324	$(204,772)	$(142)	$4,410	$204,423	$(201,375)	$(246)	$2,802
Securities borrowed	$79,375	$(76,735)	$—	$2,640	$82,748	$(80,338)	$—	$2,410

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

The following table presents as of June 30, 2015, and December 31, 2014, the gross and net securities sold under repurchase agreements and securities loaned. Securities sold under repurchase agreements have been presented on the Consolidated balance sheets net of securities purchased under resale agreements where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement, and where the other relevant criteria have been met. Where such a legal opinion has not been either sought or obtained, the securities sold under repurchase agreements are not eligible for netting and are shown separately in the table below. Securities loaned are presented on a gross basis on the Consolidated balance sheets.

	June 30, 2015				December 31, 2014
(in millions)	Gross liability balance	Amounts netted on the Consolidated balance sheets	Net liability balance		Gross liability balance	Amounts netted on the Consolidated balance sheets	Net liability balance
Securities sold under repurchase agreements
Securities sold under repurchase agreements with an appropriate legal opinion	$316,227	$(166,295)	$149,932		$290,529	$(142,719)	$147,810
Securities sold under repurchase agreements where an appropriate legal opinion has not been either sought or obtained(a)	15,692		15,692		21,996		21,996
Total securities sold under repurchase agreements	$331,919	$(166,295)	$165,624	(c)	$312,525	$(142,719)	$169,806	(c)
Securities loaned(b)	$19,368	NA	$19,368	(d)(e)	$25,927	NA	$25,927	(d)(e)

(a)	Includes repurchase agreements that are not subject to a master netting agreement but do provide rights to collateral.

(b)
Included securities-for-securities lending transactions of $5.1 billion and $4.1 billion at June 30, 2015, and December 31, 2014, respectively, where the Firm is acting as lender. These amounts are presented within other liabilities in the Consolidated balance sheets.

(c)	At June 30, 2015, and December 31, 2014, included securities sold under repurchase agreements of $3.6 billion and $3.0 billion, respectively, accounted for at fair value.

(d)	There were no securities loaned accounted for at fair value as of June 30, 2015, and December 31, 2014.

(e)
Included $189 million and $271 million at June 30, 2015, and December 31, 2014, respectively, of securities loaned where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement.

The following table presents information as of June 30, 2015, and December 31, 2014, regarding the securities sold under repurchase agreements and securities loaned for which an appropriate legal opinion has been obtained with respect to the master netting agreement. The table below excludes information related to repurchase agreements and securities loaned where such a legal opinion has not been either sought or obtained.

	June 30, 2015				December 31, 2014
		Amounts not nettable on the Consolidated balance sheets(a)				Amounts not nettable on the Consolidated balance sheets(a)
(in millions)	Net liability balance	Financial instruments(b)	Cash collateral	Net amount(c)	Net liability balance	Financial instruments(b)	Cash collateral	Net amount(c)
Securities sold under repurchase agreements with an appropriate legal opinion	$149,932	$(146,975)	$(443)	$2,514	$147,810	$(145,732)	$(497)	$1,581
Securities loaned	$19,179	$(19,054)	$—	$125	$25,656	$(25,287)	$—	$369

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

Effective April 1, 2015, the Firm adopted new accounting guidance, which requires enhanced disclosures with respect to the types of financial assets pledged in secured financing transactions and the remaining contractual maturity of the secured financing transactions; the following tables present this information as of June 30, 2015.

	Gross liability balance
June 30, 2015 (in millions)	Securities sold under repurchase agreements	Securities loaned
Mortgage-backed securities	$21,387	$—
U.S. Treasury and government agencies	166,724	23
Obligations of U.S. states and municipalities	2,031	—
Non-U.S. government debt	90,644	1,027
Corporate debt securities	26,878	92
Asset-backed securities	5,262	—
Equity securities	18,993	18,226
Total	$331,919	$19,368

	Remaining contractual maturity of the agreements
	Overnight and Continuous			Greater than 90 days
June 30, 2015 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$118,368	$127,483	$28,003	$58,065	$331,919
Total securities loaned	7,055	838	—	11,475	19,368
Transfers not qualifying for sale accounting
At June 30, 2015, and December 31, 2014, the Firm held $11.5 billion and $13.8 billion, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in other borrowed funds on the
Consolidated balance sheets.

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

(d)	Other primarily includes loans to SPEs and loans to private banking clients. See Note 1 of JPMorgan Chase’s 2014 Annual Report for additional information on special-purpose entities (“SPEs”).

The following tables summarize the Firm’s loan balances by portfolio segment.

June 30, 2015	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$316,781	$124,705	$338,219	$779,705	(b)
Held-for-sale	1,505	1,320	6,286	9,111
At fair value	—	—	2,431	2,431
Total	$318,286	$126,025	$346,936	$791,247

December 31, 2014	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$294,979	$128,027	$324,502	$747,508	(b)
Held-for-sale	395	3,021	3,801	7,217
At fair value	—	—	2,611	2,611
Total	$295,374	$131,048	$330,914	$757,336

(a)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(b)
Loans (other than PCI loans and those for which the fair value option has been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $919 million and $1.3 billion at June 30, 2015, and December 31, 2014, respectively.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. These tables exclude loans recorded at fair value. The Firm manages its exposure to credit risk on an ongoing basis. Selling loans is one way that the Firm reduces its credit exposures.

	2015					2014
Three months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$1,114	(a)(b)	$—	$487	$1,601	$2,167	(a)(b)	$—	$156	$2,323
Sales	1,207		1,092	3,076	5,375	1,352		—	2,323	3,675
Retained loans reclassified to held-for-sale	1,254		—	115	1,369	802		215	212	1,229

	2015					2014
Six months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$2,722	(a)(b)	$—	$695	$3,417	$3,749	(a)(b)	$—	$277	$4,026
Sales	2,943		1,269	5,525	9,737	2,243		—	4,679	6,922
Retained loans reclassified to held-for-sale	1,272		—	435	1,707	802		215	509	1,526

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

(b)
Excluded retained loans purchased from correspondents that were originated in accordance with the Firm’s underwriting standards. Such purchases were $14.2 billion and $2.4 billion for the three months ended June 30, 2015 and 2014, respectively, and $25.4 billion and $4.1 billion for the six months ended June 30, 2015 and 2014, respectively.

The following table provides information about gains and losses, including lower of cost or fair value adjustments, on loan sales by portfolio segment.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Consumer, excluding credit card	$86	$84	$177	$126
Credit card	(7)	—	9	—
Wholesale	5	3	(1)	27
Total net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)	$84	$87	$185	$153

(a)	Excludes sales related to loans accounted for at fair value.

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

The table below provides information about retained consumer loans, excluding credit card, by class.

(in millions)	June 30, 2015	December 31, 2014
Residential real estate – excluding PCI
Home equity:
Senior lien	$15,541	$16,367
Junior lien	33,434	36,375
Mortgages:
Prime, including option ARMs	132,556	104,921
Subprime	3,976	5,056
Other consumer loans
Auto	56,330	54,536
Business banking	20,564	20,058
Student and other	10,574	10,970
Residential real estate – PCI
Home equity	16,088	17,095
Prime mortgage	9,553	10,220
Subprime mortgage	3,449	3,673
Option ARMs	14,716	15,708
Total retained loans	$316,781	$294,979
For further information on consumer credit quality indicators, see Note 14 of JPMorgan Chase’s 2014 Annual Report.

Residential real estate – excluding PCI loans
The following table provides information by class for residential real estate – excluding retained PCI loans in the consumer, excluding credit card, portfolio segment.

Residential real estate – excluding PCI loans
	Home equity				Mortgages
(in millions, except ratios)	Senior lien		Junior lien		Prime, including option ARMs		Subprime		Total residential real estate – excluding PCI
	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
Loan delinquency(a)
Current	$14,950	$15,730	$32,746	$35,575	$122,597	$93,951	$3,346	$4,296	$173,639	$149,552
30–149 days past due	243	275	442	533	3,417	4,091	405	489	4,507	5,388
150 or more days past due	348	362	246	267	6,542	6,879	225	271	7,361	7,779
Total retained loans	$15,541	$16,367	$33,434	$36,375	$132,556	$104,921	$3,976	$5,056	$185,507	$162,719
% of 30+ days past due to total retained loans(b)	3.80%	3.89%	2.06%	2.20%	0.98%	1.42%	15.85%	15.03%	1.73%	2.27%
90 or more days past due and government guaranteed(c)	$—	$—	$—	$—	$6,805	$7,544	$—	$—	$6,805	$7,544
Nonaccrual loans	907	938	1,461	1,590	1,960	2,190	855	1,036	5,183	5,754
Current estimated LTV ratios(d)(e)(f)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$16	$21	$310	$467	$98	$120	$4	$10	$428	$618
Less than 660	7	10	81	138	67	103	25	51	180	302
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	100	134	2,421	3,149	455	648	43	118	3,019	4,049
Less than 660	54	69	683	923	265	340	163	298	1,165	1,630
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	506	633	5,551	6,481	3,188	3,863	199	432	9,444	11,409
Less than 660	188	226	1,557	1,780	802	1,026	516	770	3,063	3,802
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	12,571	13,048	19,555	20,030	111,229	81,805	1,418	1,586	144,773	116,469
Less than 660	2,099	2,226	3,276	3,407	5,028	4,906	1,608	1,791	12,011	12,330
U.S. government-guaranteed	—	—	—	—	11,424	12,110	—	—	11,424	12,110
Total retained loans	$15,541	$16,367	$33,434	$36,375	$132,556	$104,921	$3,976	$5,056	$185,507	$162,719
Geographic region
California	$2,135	$2,232	$7,455	$8,144	$37,253	$28,133	$558	$718	$47,401	$39,227
New York	2,699	2,805	7,125	7,685	18,428	16,550	555	677	28,807	27,717
Illinois	1,244	1,306	2,411	2,605	9,086	6,654	157	207	12,898	10,772
Texas	1,703	1,845	1,007	1,087	6,844	4,935	154	177	9,708	8,044
Florida	829	861	1,759	1,923	5,737	5,106	445	632	8,770	8,522
New Jersey	641	654	2,083	2,233	4,290	3,361	185	227	7,199	6,475
Arizona	868	927	1,462	1,595	2,445	1,805	79	112	4,854	4,439
Washington	474	506	1,111	1,216	3,164	2,410	88	109	4,837	4,241
Michigan	694	736	771	848	1,489	1,203	86	121	3,040	2,908
Ohio	1,084	1,150	704	778	864	615	89	112	2,741	2,655
All other(g)	3,170	3,345	7,546	8,261	42,956	34,149	1,580	1,964	55,252	47,719
Total retained loans	$15,541	$16,367	$33,434	$36,375	$132,556	$104,921	$3,976	$5,056	$185,507	$162,719

(a)
Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $2.8 billion and $2.6 billion; 30–149 days past due included $2.9 billion and $3.5 billion; and 150 or more days past due included $5.7 billion and $6.0 billion at June 30, 2015, and December 31, 2014, respectively.

(b)
At June 30, 2015, and December 31, 2014, Prime, including option ARMs loans excluded mortgage loans insured by U.S. government agencies of $8.7 billion and $9.5 billion, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

(c)
These balances, which are 90 days or more past due, were excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically, the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At June 30, 2015, and December 31, 2014, these balances included $4.0 billion and $4.2 billion, respectively, of loans that are no longer accruing interest based on the agreed-upon servicing guidelines. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate. There were no loans not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing at June 30, 2015, and December 31, 2014.

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

(f)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(g)	At June 30, 2015, and December 31, 2014, included mortgage loans insured by U.S. government agencies of $11.4 billion and $12.1 billion, respectively.

The following table represents the Firm’s delinquency statistics for junior lien home equity loans and lines as of June 30, 2015, and December 31, 2014.

	Total loans		Total 30+ day delinquency rate
(in millions, except ratios)	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014

HELOCs:(a)
Within the revolving period(b)	$21,023	$25,252	1.61%	1.75%
Beyond the revolving period	9,637	7,979	2.84	3.16
HELOANs	2,774	3,144	2.70	3.34
Total	$33,434	$36,375	2.06%	2.20%

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

	Home equity				Mortgages				Total residential real estate – excluding PCI
(in millions)	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
Impaired loans
With an allowance	$556	$552	$728	$722	$4,034	$4,949	$1,445	$2,239	$6,763	$8,462
Without an allowance(a)	521	549	551	582	1,059	1,196	506	639	2,637	2,966
Total impaired loans(b)(c)	$1,077	$1,101	$1,279	$1,304	$5,093	$6,145	$1,951	$2,878	$9,400	$11,428
Allowance for loan losses related to impaired loans	$79	$84	$132	$147	$96	$127	$15	$64	$322	$422
Unpaid principal balance of impaired loans(d)	1,410	1,451	2,516	2,603	6,579	7,813	3,013	4,200	13,518	16,067
Impaired loans on nonaccrual status(e)	609	628	609	632	1,433	1,559	752	931	3,403	3,750

(a)
Represents collateral-dependent residential mortgage loans that are charged off to the fair value of the underlying collateral less cost to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At June 30, 2015, Chapter 7 residential real estate loans included approximately 18% of senior lien home equity, 10% of junior lien home equity, 22% of prime mortgages, including option ARMs, and 14% of subprime mortgages that were 30 days or more past due.

(b)
At June 30, 2015, and December 31, 2014, $4.5 billion and $4.9 billion, respectively, of loans modified subsequent to repurchase from Government National Mortgage Association (“Ginnie Mae”) in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)	Predominantly all residential real estate impaired loans, excluding PCI loans, are in the U.S.

(d)
Represents the contractual amount of principal owed at June 30, 2015, and December 31, 2014. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(e)
As of June 30, 2015, and December 31, 2014, nonaccrual loans included $2.6 billion and $2.9 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status refer to the Loan accounting framework in Note 14 of JPMorgan Chase’s 2014 Annual Report.

The following tables present average impaired loans and the related interest income reported by the Firm.

Three months ended June 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2015	2014	2015	2014	2015	2014
Home equity
Senior lien	$1,085	$1,128	$13	$14	$9	$10
Junior lien	1,286	1,316	20	20	13	13
Mortgages
Prime, including option ARMs	5,605	6,823	55	66	12	14
Subprime	2,548	3,578	35	47	11	13
Total residential real estate – excluding PCI	$10,524	$12,845	$123	$147	$45	$50

Six months ended June 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2015	2014	2015	2014	2015	2014
Home equity
Senior lien	$1,090	$1,135	$26	$28	$18	$19
Junior lien	1,292	1,318	40	41	26	27
Mortgages
Prime, including option ARMs	5,828	6,889	114	134	24	27
Subprime	2,684	3,623	72	96	22	26
Total residential real estate – excluding PCI	$10,894	$12,965	$252	$299	$90	$99

(a)	Generally, interest income on loans modified in TDRs is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms.

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

The following table presents new TDRs reported by the Firm.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Home equity:
Senior lien	$32	$20	$58	$47
Junior lien	43	46	89	104
Mortgages:
Prime, including option ARMs	58	52	121	119
Subprime	15	25	34	53
Total residential real estate – excluding PCI	$148	$143	$302	$323

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

Three months ended June 30,	Home equity				Mortgages				Total residential real estate - excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Number of loans approved for a trial modification	294	218	93	157	294	261	367	529	1,048	1,165
Number of loans permanently modified	314	226	642	699	347	386	395	493	1,698	1,804
Concession granted:(a)
Interest rate reduction	75%	64%	75%	88%	76%	65%	71%	68%	74%	75%
Term or payment extension	85	86	88	83	84	79	78	71	84	79
Principal and/or interest deferred	32	12	23	22	36	30	18	15	26	20
Principal forgiveness	4	30	4	29	23	22	30	35	14	29
Other(b)	—	—	1	—	8	18	10	9	4	6

Six months ended June 30,	Home equity				Mortgages				Total residential real estate - excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Number of loans approved for a trial modification	650	419	247	341	539	516	789	1,028	2,225	2,304
Number of loans permanently modified	576	521	1,150	1,657	708	917	884	1,260	3,318	4,355
Concession granted:(a)
Interest rate reduction	75%	65%	76%	86%	69%	62%	71%	63%	73%	72%
Term or payment extension	83	83	87	83	84	84	80	72	84	80
Principal and/or interest deferred	32	14	25	22	36	32	22	18	28	22
Principal forgiveness	6	30	4	28	26	27	31	38	16	31
Other(b)	—	—	—	—	8	17	11	12	5	7

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

Three months ended June 30, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Weighted-average interest rate of loans with interest rate reductions – before TDR	5.88%	6.58%	4.65%	4.94%	5.15%	5.17%	6.55%	7.28%	5.48%	5.82%
Weighted-average interest rate of loans with interest rate reductions – after TDR	2.89	2.93	2.23	2.04	2.50	2.54	3.16	3.47	2.65	2.72
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	17	17	19	19	25	25	24	24	22	23
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	31	29	33	34	38	37	36	35	35	35
Charge-offs recognized upon permanent modification	$—	$—	$1	$8	$2	$2	$1	$—	$4	$10
Principal deferred	4	1	3	3	11	10	3	4	21	18
Principal forgiven	1	3	—	6	7	8	7	11	15	28
Balance of loans that redefaulted within one year of permanent modification(a)	$4	$4	$1	$3	$21	$44	$16	$28	$42	$79

Six months ended June 30, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Weighted-average interest rate of loans with interest rate reductions – before TDR	5.98%	6.63%	4.79%	4.83%	5.09%	5.20%	6.69%	7.44%	5.58%	5.88%
Weighted-average interest rate of loans with interest rate reductions – after TDR	2.81	2.98	2.22	1.91	2.44	2.67	3.19	3.43	2.65	2.75
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	17	18	19	19	25	24	24	24	23	23
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	31	30	34	35	38	37	36	36	36	36
Charge-offs recognized upon permanent modification	$—	$1	$2	$22	$3	$4	$2	$1	$7	$28
Principal deferred	7	2	6	6	22	23	10	11	45	42
Principal forgiven	2	6	—	17	16	25	17	32	35	80
Balance of loans that redefaulted within one year of permanent modification(a)	$6	$10	$3	$6	$37	$70	$31	$43	$77	$129

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

At June 30, 2015, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 6 years for senior lien home equity, 8 years for junior lien home equity, 9 years for prime mortgages, including option ARMs, and 8 years for subprime mortgages. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Active and suspended foreclosure
At June 30, 2015, and December 31, 2014, the Firm had non-PCI residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $1.3 billion and $1.5 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Other consumer loans
The table below provides information for other consumer retained loan classes, including auto, business banking and student loans.

(in millions, except ratios)	Auto		Business banking		Student and other				Total other consumer
	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015		Dec 31, 2014		Jun 30, 2015		Dec 31, 2014
Loan delinquency(a)
Current	$55,793	$53,866	$20,258	$19,710	$9,825		$10,080		$85,876		$83,656
30–119 days past due	530	663	191	208	485		576		1,206		1,447
120 or more days past due	7	7	115	140	264		314		386		461
Total retained loans	$56,330	$54,536	$20,564	$20,058	$10,574		$10,970		$87,468		$85,564
% of 30+ days past due to total retained loans	0.95%	1.23%	1.49%	1.73%	1.92%	(d)	2.15%	(d)	1.20%	(d)	1.47%	(d)
90 or more days past due and still accruing (b)	$—	$—	$—	$—	$282		$367		$282		$367
Nonaccrual loans	97	115	239	279	253		270		589		664
Geographic region
California	$6,671	$6,294	$3,206	$3,008	$1,102		$1,143		$10,979		$10,445
New York	3,682	3,662	3,180	3,187	1,236		1,259		8,098		8,108
Illinois	3,366	3,175	1,388	1,373	706		729		5,460		5,277
Texas	5,893	5,608	2,592	2,626	852		868		9,337		9,102
Florida	2,517	2,301	899	827	528		521		3,944		3,649
New Jersey	1,972	1,945	504	451	392		378		2,868		2,774
Arizona	1,947	2,003	1,174	1,083	239		239		3,360		3,325
Washington	1,066	1,019	267	258	222		235		1,555		1,512
Michigan	1,586	1,633	1,376	1,375	442		466		3,404		3,474
Ohio	2,284	2,157	1,357	1,354	594		629		4,235		4,140
All other	25,346	24,739	4,621	4,516	4,261		4,503		34,228		33,758
Total retained loans	$56,330	$54,536	$20,564	$20,058	$10,574		$10,970		$87,468		$85,564
Loans by risk ratings(c)
Noncriticized	$10,173	$9,822	$15,012	$14,619	NA		NA		$25,185		$24,441
Criticized performing	83	35	744	708	NA		NA		827		743
Criticized nonaccrual	—	—	191	213	NA		NA		191		213

(a)
Individual delinquency classifications included loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) as follows: current included $4.1 billion and $4.3 billion; 30-119 days past due included $303 million and $364 million; and 120 or more days past due included $243 million and $290 million at June 30, 2015, and December 31, 2014, respectively.

(b)	These amounts represent student loans, which are insured by U.S. government agencies under the FFELP. These amounts were accruing as reimbursement of insured amounts is proceeding normally.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(d)
June 30, 2015, and December 31, 2014, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $546 million and $654 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

Other consumer impaired loans and loan
modifications
The table below sets forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

(in millions)	June 30, 2015	December 31, 2014
Impaired loans
With an allowance	$529	$557
Without an allowance(a)	31	35
Total impaired loans(b)(c)	$560	$592
Allowance for loan losses related to impaired loans	$114	$117
Unpaid principal balance of impaired loans(d)	682	719
Impaired loans on nonaccrual status	440	456

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)	Predominantly all other consumer impaired loans are in the U.S.

(c)
Other consumer average impaired loans were $566 million and $600 million for the three months ended June 30, 2015 and 2014, respectively, and $576 million and $599 million for the six months ended June 30, 2015 and 2014, respectively. The related interest income on impaired loans, including those on a cash basis, was not material for the three and six months ended June 30, 2015 and 2014.

(d)
Represents the contractual amount of principal owed at June 30, 2015, and December 31, 2014. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

Loan modifications
Certain other consumer loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All of these TDRs are reported as impaired loans in the table above. See Note 14 of JPMorgan Chase’s 2014 Annual Report for further information on other consumer loans modified in TDRs.
The following table provides information about the Firm’s other consumer loans modified in TDRs. New TDRs were not material for the three and six months ended June 30, 2015 and 2014.

(in millions)	June 30, 2015	December 31, 2014
Loans modified in TDRs(a)(b)	$407	$442
TDRs on nonaccrual status	287	306

(a)	The impact of these modifications was not material to the Firm for the three and six months ended June 30, 2015 and 2014.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of June 30, 2015, and December 31, 2014, were immaterial.

Purchased credit-impaired loans
For a detailed discussion of PCI loans, including the related accounting policies, see Note 14 of JPMorgan Chase’s 2014 Annual Report.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

(in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
Carrying value(a)	$16,088	$17,095	$9,553	$10,220	$3,449	$3,673	$14,716	$15,708	$43,806	$46,696
Related allowance for loan losses(b)	1,758	1,758	1,083	1,193	180	180	194	194	3,215	3,325
Loan delinquency (based on unpaid principal balance)
Current	$15,411	$16,295	$8,473	$8,912	$3,416	$3,565	$13,116	$13,814	$40,416	$42,586
30–149 days past due	326	445	395	500	451	536	707	858	1,879	2,339
150 or more days past due	759	1,000	712	837	464	551	1,515	1,824	3,450	4,212
Total loans	$16,496	$17,740	$9,580	$10,249	$4,331	$4,652	$15,338	$16,496	$45,745	$49,137
% of 30+ days past due to total loans	6.58%	8.15%	11.56%	13.05%	21.13%	23.37%	14.49%	16.26%	11.65%	13.33%
Current estimated LTV ratios (based on unpaid principal balance)(c)(d)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$350	$513	$24	$45	$21	$34	$54	$89	$449	$681
Less than 660	180	273	58	97	103	160	86	150	427	680
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	1,788	2,245	308	456	143	215	392	575	2,631	3,491
Less than 660	835	1,073	282	402	367	509	528	771	2,012	2,755
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	3,868	4,171	1,674	2,154	456	519	1,937	2,418	7,935	9,262
Less than 660	1,490	1,647	1,100	1,316	879	1,006	1,640	1,996	5,109	5,965
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	5,979	5,824	3,894	3,663	785	719	6,762	6,593	17,420	16,799
Less than 660	2,006	1,994	2,240	2,116	1,577	1,490	3,939	3,904	9,762	9,504
Total unpaid principal balance	$16,496	$17,740	$9,580	$10,249	$4,331	$4,652	$15,338	$16,496	$45,745	$49,137
Geographic region (based on unpaid principal balance)
California	$9,908	$10,671	$5,591	$5,965	$1,077	$1,138	$8,634	$9,190	$25,210	$26,964
New York	833	876	647	672	422	463	856	933	2,758	2,944
Illinois	382	405	282	301	211	229	357	397	1,232	1,332
Texas	248	273	85	92	259	281	81	85	673	731
Florida	1,581	1,696	625	689	399	432	1,298	1,440	3,903	4,257
New Jersey	329	348	263	279	150	165	505	553	1,247	1,345
Arizona	299	323	155	167	82	85	215	227	751	802
Washington	889	959	208	225	87	95	360	395	1,544	1,674
Michigan	49	53	154	166	121	130	168	182	492	531
Ohio	18	20	45	48	68	72	65	69	196	209
All other	1,960	2,116	1,525	1,645	1,455	1,562	2,799	3,025	7,739	8,348
Total unpaid principal balance	$16,496	$17,740	$9,580	$10,249	$4,331	$4,652	$15,338	$16,496	$45,745	$49,137

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

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

Approximately 20% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following tables set forth delinquency statistics for PCI junior lien home equity loans and lines of credit based on unpaid principal balance as of June 30, 2015, and December 31, 2014.

	Total loans		Total 30+ day delinquency rate
(in millions, except ratios)	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014

HELOCs:(a)
Within the revolving period(b)	$7,004	$8,972	4.35%	6.42%
Beyond the revolving period(c)	5,141	4,143	5.10	6.42
HELOANs	651	736	5.68	8.83
Total	$12,796	$13,851	4.72%	6.55%

(a)	In general, these HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Includes loans modified into fixed rate amortizing loans.

The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the three and six months ended June 30, 2015 and 2014, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. The table excludes the cost to fund the PCI portfolios, and therefore the accretable yield does not represent net interest income expected to be earned on these portfolios.

	Total PCI
(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$14,034	$15,782	$14,592	$16,167
Accretion into interest income	(430)	(495)	(866)	(1,009)
Changes in interest rates on variable-rate loans	12	(45)	18	(66)
Other changes in expected cash flows(a)	125	33	(3)	183
Balance at June 30	$13,741	$15,275	$13,741	$15,275
Accretable yield percentage	4.18%	4.24%	4.16%	4.28%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the three and six months ended June 30, 2015 and 2014, other changes in expected cash flows were driven by changes in prepayment assumptions.

The factors that most significantly affect estimates of gross cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in the benchmark interest rate indices for variable-rate products such as option adjustable-rate mortgage (“ARM”) and home equity loans; and (ii) changes in prepayment assumptions.

Active and suspended foreclosure
At June 30, 2015, and December 31, 2014, the Firm had PCI residential real estate loans with an unpaid principal balance of $2.7 billion and $3.2 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Credit card loan portfolio
The table below sets forth information about the Firm’s credit card loans.

(in millions, except ratios)	June 30, 2015	December 31, 2014
Loan delinquency
Current and less than 30 days past due and still accruing	$123,102	$126,189
30–89 days past due and still accruing	812	943
90 or more days past due and still accruing	791	895
Nonaccrual loans	—	—
Total retained credit card loans	$124,705	$128,027
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.29%	1.44%
% of 90+ days past due to total retained loans	0.63	0.70
Credit card loans by geographic region
California	$17,661	$17,940
Texas	11,065	11,088
New York	10,763	10,940
Illinois	7,314	7,497
Florida	7,265	7,398
New Jersey	5,632	5,750
Ohio	4,520	4,707
Pennsylvania	4,317	4,489
Michigan	3,418	3,552
Virginia	3,075	3,263
All other	49,675	51,403
Total retained credit card loans	$124,705	$128,027
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	85.7%	85.7%
Less than 660	14.3	14.3
Credit card impaired loans and loan modifications
For a detailed discussion of impaired credit card loans, including credit card loan modifications, see Note 14 of JPMorgan Chase’s 2014 Annual Report.
The table below sets forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

(in millions)	June 30, 2015	December 31, 2014
Impaired credit card loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$1,480	$1,775
Modified credit card loans that have reverted to pre-modification payment terms(d)	205	254
Total impaired credit card loans(e)	$1,685	$2,029
Allowance for loan losses related to impaired credit card loans	$518	$500

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)	Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms.

At June 30, 2015, and December 31, 2014, $127 million and $159 million, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. The remaining $78 million and $95 million at June 30, 2015, and December 31, 2014, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

(e)	Predominantly all impaired credit card loans are in the U.S.
The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Average impaired credit card loans	$1,769	$2,617	$1,854	$2,776
Interest income on impaired credit card loans	21	32	44	68
Loan modifications
The Firm may modify loans to credit card borrowers who are experiencing financial difficulty. Most of these loans have been modified under programs that involve placing the customer on a fixed payment plan with a reduced interest rate, generally for 60 months. All of these credit card loan modifications are considered to be TDRs. New enrollments in these loan modification programs were $151 million and $193 million, for the three months ended June 30, 2015 and 2014, respectively, and $329 million and $426 million for the six months ended June 30, 2015 and 2014, respectively. For additional information about credit card loan modifications, see Note 14 of JPMorgan Chase’s 2014 Annual Report.
Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the periods presented.

(in millions, except weighted-average data)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Weighted-average interest rate of loans – before TDR	15.15%	15.05%	15.16%	15.04%
Weighted-average interest rate of loans – after TDR	4.27	4.33	4.28	4.36
Loans that redefaulted within one year of modification(a)	$20	$29	$42	$63

(a)
Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the loans become two payments past due. A substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. Based on historical experience, the estimated weighted-average default rate for credit card loans modified was expected to be 26.45%and 27.91% as of June 30, 2015, and December 31, 2014, respectively.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned each loan. For further information on these risk ratings, see Note 14 and Note 15 of JPMorgan Chase’s 2014 Annual Report.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other(d)		Total retained loans
(in millions, except ratios)	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
Loans by risk ratings
Investment-grade	$64,034	$63,069	$67,658	$61,006	$23,811	$27,111	$10,836	$8,393	$87,810	$82,087	$254,149	$241,666
Noninvestment-grade:
Noncriticized	44,962	44,117	15,863	16,541	6,071	7,085	298	300	10,985	10,075	78,179	78,118
Criticized performing	3,017	2,251	1,444	1,313	375	316	8	3	174	236	5,018	4,119
Criticized nonaccrual	492	188	248	253	11	18	5	—	117	140	873	599
Total noninvestment- grade	48,471	46,556	17,555	18,107	6,457	7,419	311	303	11,276	10,451	84,070	82,836
Total retained loans	$112,505	$109,625	$85,213	$79,113	$30,268	$34,530	$11,147	$8,696	$99,086	$92,538	$338,219	$324,502
% of total criticized to total retained loans	3.12%	2.22%	1.99%	1.98%	1.28%	0.97%	0.12%	0.03%	0.29%	0.41%	1.74%	1.45%
% of nonaccrual loans to total retained loans	0.44	0.17	0.29	0.32	0.04	0.05	0.04	—	0.12	0.15	0.26	0.18

Loans by geographic distribution(a)
Total non-U.S.	$32,201	$33,739	$1,853	$2,099	$17,408	$20,944	$1,641	$1,122	$44,730	$42,961	$97,833	$100,865
Total U.S.	80,304	75,886	83,360	77,014	12,860	13,586	9,506	7,574	54,356	49,577	240,386	223,637
Total retained loans	$112,505	$109,625	$85,213	$79,113	$30,268	$34,530	$11,147	$8,696	$99,086	$92,538	$338,219	$324,502

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$111,835	$108,857	$84,830	$78,552	$30,222	$34,408	$11,127	$8,627	$97,763	$91,168	$335,777	$321,612
30–89 days past due and still accruing	174	566	120	275	29	104	15	69	1,109	1,201	1,447	2,215
90 or more days past due and still accruing(c)	4	14	15	33	6	—	—	—	97	29	122	76
Criticized nonaccrual	492	188	248	253	11	18	5	—	117	140	873	599
Total retained loans	$112,505	$109,625	$85,213	$79,113	$30,268	$34,530	$11,147	$8,696	$99,086	$92,538	$338,219	$324,502

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

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

(in millions, except ratios)	Multifamily		Commercial lessors		Commercial construction and development		Other		Total real estate loans
	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
Real estate retained loans	$55,501	$51,049	$17,235	$17,438	$4,723	$4,264	$7,754	$6,362	$85,213	$79,113
Criticized exposure	617	652	992	841	17	42	66	31	1,692	1,566
% of criticized exposure to total real estate retained loans	1.11%	1.28%	5.76%	4.82%	0.36%	0.98%	0.85%	0.49%	1.99%	1.98%
Criticized nonaccrual	$111	$126	$95	$110	$—	$—	$42	$17	$248	$253
% of criticized nonaccrual to total real estate retained loans	0.20%	0.25%	0.55%	0.63%	—%	—%	0.54%	0.27%	0.29%	0.32%

Wholesale impaired loans and loan modifications
Wholesale impaired loans are comprised of loans that have been placed on nonaccrual status and/or that have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 15 of JPMorgan Chase’s 2014 Annual Report.
The table below sets forth information about the Firm’s wholesale impaired loans.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015		Dec 31, 2014
Impaired loans
With an allowance	$401	$174	$154	$193	$10	$15	$5	$—	$59	$89	$629		$471
Without an allowance(a)	102	24	116	87	2	3	—	—	59	52	279		166
Total impaired loans	$503	$198	$270	$280	$12	$18	$5	$—	$118	$141	$908	(c)	$637	(c)
Allowance for loan losses related to impaired loans	$85	$34	$17	$36	$2	$4	$2	$—	$41	$13	$147		$87
Unpaid principal balance of impaired loans(b)	541	266	354	345	14	22	5	—	122	202	1,036		835

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at June 30, 2015, and December 31, 2014. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

(c)	Based upon the domicile of the borrower, predominantly all wholesale impaired loans are in the U.S.
The following table presents the Firm’s average impaired loans for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Commercial and industrial	$355	$249	$303	$270
Real estate	242	306	255	330
Financial institutions	15	19	15	21
Government agencies	1	—	1	—
Other	114	159	111	164
Total(a)	$727	$733	$685	$785

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three and six months ended June 30, 2015 and 2014.

Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. TDRs were not material as of June 30, 2015 and 2014.

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

	2015					2014
Six months ended June 30 (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card	Credit card		Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$7,050	$3,439		$3,696	$14,185	8,456	$3,795		$4,013	$16,264
Gross charge-offs	827	1,776		33	2,636	1,084	1,982		77	3,143
Gross recoveries	(337)	(187)		(53)	(577)	(399)	(209)		(108)	(716)
Net charge-offs/(recoveries)	490	1,589		(20)	2,059	685	1,773		(31)	2,427
Write-offs of PCI loans(a)	110	—		—	110	109	—		—	109
Provision for loan losses	42	1,589		265	1,896	81	1,573		(55)	1,599
Other	—	(5)		8	3	—	(1)		—	(1)
Ending balance at June 30,	$6,492	$3,434		$3,989	$13,915	$7,743	$3,594		$3,989	$15,326

Allowance for loan losses by impairment methodology
Asset-specific(b)	$436	$518	(c)	$147	$1,101	$598	$583	(c)	$138	$1,319
Formula-based	2,841	2,916		3,842	9,599	3,396	3,011		3,851	10,258
PCI	3,215	—		—	3,215	3,749	—		—	3,749
Total allowance for loan losses	$6,492	$3,434		$3,989	$13,915	$7,743	$3,594		$3,989	$15,326

Loans by impairment methodology
Asset-specific	$9,960	$1,685		$908	$12,553	$13,191	$2,467		$732	$16,390
Formula-based	263,015	123,020		337,307	723,342	224,905	123,154		320,797	668,856
PCI	43,806	—		4	43,810	50,118	—		5	50,123
Total retained loans	$316,781	$124,705		$338,219	$779,705	$288,214	$125,621		$321,534	$735,369

Impaired collateral-dependent loans
Net charge-offs	$33	$—		$2	$35	$81	$—		$(5)	$76
Loans measured at fair value of collateral less cost to sell	2,695	—		307	3,002	3,250	—		321	3,571

Allowance for lending-related commitments
Beginning balance at January 1,	$13	$—		$609	$622	$8	$—		$697	$705
Provision for lending-related commitments	2	—		(4)	(2)	1	—		(58)	(57)
Other	—	—		—	—	—	—		—	—
Ending balance at June 30,	$15	$—		$605	$620	$9	$—		$639	$648

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$55	$55	$—	$—		$43	$43
Formula-based	15	—		550	565	9	—		596	605
Total allowance for lending-related commitments	$15	$—		$605	$620	$9	$—		$639	$648

Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$133	$133	$—	$—		$122	$122
Formula-based	59,817	523,717		351,915	935,449	56,410	533,688		451,153	1,041,251
Total lending-related commitments	$59,817	$523,717		$352,048	$935,582	$56,410	$533,688		$451,275	$1,041,373

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
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line-of-Business	Transaction Type	Activity	Form 10-Q page reference
CCB	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	144
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	144–146
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and student loans	144–146
	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	146
	Municipal bond vehicles		146–147
	Credit-related note and asset swap vehicles		147
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 147 of this Note.
Significant Firm-sponsored variable interest entities
Credit card securitizations
For a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations, see Note 16 of JPMorgan Chase’s 2014 Annual Report.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trusts. This includes the Firm’s primary card securitization trust, Chase Issuance Trust. See the table on page 148 of this Note for further information on consolidated VIE assets and liabilities.

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

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. See Securitization activity on page 149 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs, and page 149 of this Note for information on the Firm’s loan sales to U.S. government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
June 30, 2015(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime/Alt-A and Option ARMs	$91.8	$1.6	$75.5	$0.7	$1.6	$2.3
Subprime	26.1	0.1	24.2	—	—	—
Commercial and other(b)	127.3	0.2	94.0	0.4	3.6	4.0
Total	$245.2	$1.9	$193.7	$1.1	$5.2	$6.3

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2014(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime/Alt-A and Option ARMs	$96.3	$2.7	$78.3	$0.5	$0.7	$1.2
Subprime	28.4	0.8	25.7	0.1	—	0.1
Commercial and other(b)	129.6	0.2	94.4	0.4	3.5	3.9
Total	$254.3	$3.7	$198.4	$1.0	$4.2	$5.2

(a)	Excludes U.S. government agency securitizations. See page 149 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)
Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions.

(c)
The table above excludes the following: retained servicing (see Note 16 for a discussion of MSRs); securities retained from loan sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (See Note 5 for further information on derivatives); senior and subordinated securities of $97 million and $161 million, respectively, at June 30, 2015, and $136 million and $34 million, respectively, at December 31, 2014, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of June 30, 2015, and December 31, 2014, 74% and 77%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $2.1 billion and $1.1 billion of investment-grade and $175 million and $185 million of noninvestment-grade retained interests at June 30, 2015, and December 31, 2014, respectively. The retained interests in commercial and other securitizations trusts consisted of $3.8 billion and $3.7 billion of investment-grade and $229 million and $194 million of noninvestment-grade retained interests at June 30, 2015, and December 31, 2014, respectively.

Residential mortgages
For a more detailed description of the Firm’s involvement with residential mortgage securitizations, see Note 16 of JPMorgan Chase’s 2014 Annual Report.
At June 30, 2015, and December 31, 2014, the Firm did not consolidate the assets of certain Firm-sponsored residential mortgage securitization VIEs, in which the Firm had continuing involvement, primarily due to the fact that the Firm did not hold an interest in these trusts that could potentially be significant to the trusts. See the table on page 148 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. For a more detailed description of the Firm’s involvement with commercial mortgage and other consumer securitizations, see Note 16 of JPMorgan Chase’s 2014 Annual Report. See the table on page 148 of this Note for more information on the consolidated commercial mortgage securitizations, and the table on the previous page of this Note for more information on interests held in nonconsolidated securitizations.
Re-securitizations
For a more detailed description of JPMorgan Chase’s
participation in re-securitization transactions, see Note 16 of JPMorgan Chase’s 2014 Annual Report.
During the three months ended June 30, 2015 and 2014, the Firm transferred $6.3 billion and $8.0 billion respectively of securities to agency VIEs, and $255 million and $264 million, respectively, of securities to private-label VIEs.
During the six months ended June 30, 2015 and 2014, the Firm transferred $10.2 billion and $13.3 billion respectively of securities to agency VIEs, and $727 million and $433 million, respectively, of securities to private-label VIEs.
As of June 30, 2015, and December 31, 2014, the Firm did not consolidate any agency re-securitizations. As of June 30, 2015, and December 31, 2014, the Firm consolidated $50 million and $77 million, respectively, of assets, and $3 million and $21 million, respectively, of liabilities of private-label re-securitizations. See the table on page 148 of this Note for more information on consolidated re-securitization transactions.

As of June 30, 2015, and December 31, 2014, total assets (including the notional amount of interest-only securities) of nonconsolidated Firm-sponsored private-label re-securitization entities in which the Firm has continuing involvement were $2.5 billion and $2.9 billion, respectively. At June 30, 2015, and December 31, 2014, the Firm held approximately $3.3 billion and $2.4 billion, respectively, of interests in nonconsolidated agency re-securitization entities, and $31 million and $36 million, respectively, of senior and subordinated interests in nonconsolidated private-label re-securitization entities. See the table on page 149 of this Note for further information on interests held in nonconsolidated securitizations.
Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, see Note 16 of JPMorgan Chase’s 2014 Annual Report.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper, including commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $3.6 billion and $5.7 billion of the commercial paper issued by the Firm-administered multi-seller conduits at June 30, 2015, and December 31, 2014, respectively, which was eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. The Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm to the multi-seller conduits have been eliminated in consolidation. Unfunded lending-related commitments made to clients of the Firm-administered multi-seller conduits were $9.9 billion at both June 30, 2015, and December 31, 2014, and are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 21.
VIEs associated with investor intermediation activities
Municipal bond vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with municipal bond vehicles, see Note 16 of JPMorgan Chase’s 2014 Annual Report.

The Firm’s exposure to nonconsolidated municipal bond VIEs at June 30, 2015, and December 31, 2014, including the ratings profile of the VIEs’ assets, was as follows.

(in billions)	Fair value of assets held by VIEs	Liquidity facilities	Excess/(deficit)(a)	Maximum exposure
Nonconsolidated municipal bond vehicles
June 30, 2015	$11.7	$6.6	$5.1	$6.6
December 31, 2014	11.5	6.3	5.2	6.3

	Ratings profile of VIE assets(b)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
	Investment-grade				Noninvestment- grade
(in billions, except where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below
June 30, 2015	$2.7	$8.6	$0.4	$—	$—	$11.7	4.9
December 31, 2014	2.7	8.4	0.4	—	—	11.5	4.9

(a)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(b)	The ratings scale is presented on an S&P-equivalent basis.

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

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of June 30, 2015, and December 31, 2014.

	Assets				Liabilities
June 30, 2015 (in billions)(a)	Trading assets	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$47.9	$0.7	$48.6	$31.2	$—	$31.2
Firm-administered multi-seller conduits	—	16.5	—	16.5	13.0	—	13.0
Municipal bond vehicles	2.6	—	—	2.6	2.5	—	2.5
Mortgage securitization entities(b)	2.2	0.7	—	2.9	1.2	0.7	1.9
Student loan securitization entities	0.1	2.0	0.1	2.2	2.0	—	2.0
Other	0.3	—	1.5	1.8	0.1	0.2	0.3
Total	$5.2	$67.1	$2.3	$74.6	$50.0	$0.9	$50.9

	Assets				Liabilities
December 31, 2014 (in billions)(a)	Trading assets	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$48.3	$0.7	$49.0	$31.2	$—	$31.2
Firm-administered multi-seller conduits	—	17.7	0.1	17.8	12.0	—	12.0
Municipal bond vehicles	5.3	—	—	5.3	4.9	—	4.9
Mortgage securitization entities(b)	3.3	0.7	—	4.0	2.1	0.8	2.9
Student loan securitization entities	0.2	2.2	—	2.4	2.1	—	2.1
Other	0.3	—	1.0	1.3	0.1	0.1	0.2
Total	$9.1	$68.9	$1.8	$79.8	$52.4	$0.9	$53.3

(a)	Excludes intercompany transactions which were eliminated in consolidation.

(b)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(c)	Includes assets classified as cash, AFS securities, and other assets within the Consolidated balance sheets.

(d)
The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(e)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $34.5 billion and $35.4 billion at June 30, 2015, and December 31, 2014, respectively. The maturities of the long-term beneficial interests as of June 30, 2015, were as follows: $6.8 billion under one year, $23.1 billion between one and five years, and $4.6 billion over five years.

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

Securitization activity
The following table provides information related to the Firm’s securitization activities for the three months ended June 30, 2015 and 2014, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved based on the accounting rules in effect at the time of the securitization.

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
(in millions)(a)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$380	$2,676	$304	$2,612	$1,692	$6,051	$660	$4,639
All cash flows during the period:
Proceeds from new securitizations(b)	$385	$2,689	$312	$2,664	$1,702	$6,058	$663	$4,708
Servicing fees collected	134	1	137	1	280	2	276	2
Purchases of previously transferred financial assets (or the underlying collateral)(c)	1	—	64	—	1	—	67	—
Cash flows received on interests	116	128	41	397	186	207	85	459

(a)	Excludes re-securitization transactions.

(b)
For the three and six months ended June 30, 2015, $385 million and $1.7 billion, respectively, of proceeds from residential mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy. For the three and six months ended June 30, 2015, $2.7 billion and $6.0 billion, respectively, of proceeds from commercial mortgage securitizations were received as securities classified in level 2 and $38 million of proceeds classified as level 3 of the fair value hierarchy. For the three and six months ended June 30, 2014, $312 million and $642 million of proceeds from residential mortgage securitizations were received as securities classified in level 2 and zero and $21 million of proceeds classified as level 3 of the fair value hierarchy, respectively. For the three and six months ended June 30, 2014, $2.3 billion and $4.3 billion, respectively, of proceeds from commercial mortgage securitizations were received as securities classified in level 2 and $130 million of proceeds classified as level 3 of the fair value hierarchy, and $280 million of proceeds from commercial mortgage securitization were received as cash. All loans transferred into securitization vehicles during the three and six months ended June 30, 2015 and 2014, were classified as trading assets; changes in fair value were recorded in principal transactions revenue, and there were no significant gains or losses associated with the securitization activity.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Carrying value of loans sold(a)	$10,660	$12,603	$22,799	$26,253
Proceeds received from loan sales as cash	48	50	99	89
Proceeds from loans sales as securities(b)	10,559	12,461	22,588	26,196
Total proceeds received from loan sales(c)	$10,607	$12,511	$22,687	$26,285
Gains on loan sales(d)	$86	$82	$177	$119

(a)	Predominantly to the GSEs and in securitization transactions pursuant to Ginnie Mae guidelines.

(b)	Predominantly includes securities from the GSEs and Ginnie Mae that are generally sold shortly after receipt.

(c)	Excludes the value of MSRs retained upon the sale of loans. Gains on loan sales include the value of MSRs.

(d)	The carrying value of the loans accounted for at fair value approximated the total proceeds received upon loan sale.

Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 21, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies under certain arrangements. The Firm typically elects to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated balance sheets as a loan with a corresponding liability. As of June 30, 2015, and December 31, 2014, the Firm had recorded on its Consolidated balance sheets $11.7 billion and $12.4 billion, respectively, of loans that either had been repurchased or for which the Firm had an option to repurchase. Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools. Additionally, real estate owned resulting from voluntary repurchases of loans was $385 million and $464 million as of June 30, 2015, and December 31, 2014, respectively. Substantially all of these loans and real estate owned are insured or guaranteed by U.S. government agencies. For additional information, refer to Note 13 of this Form 10-Q and Note 14 of JPMorgan Chase’s 2014 Annual Report.

Loan delinquencies and liquidation losses
The table below includes information about components of nonconsolidated securitized financial assets, in which the Firm has continuing involvement, and delinquencies as of June 30, 2015, and December 31, 2014, respectively; and liquidation losses for the three and six months ended June 30, 2015 and 2014, respectively.

					Liquidation losses
	Securitized assets		90 days past due		Three months ended June 30,		Six months ended June 30,
(in millions)	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	2015	2014	2015	2014
Securitized loans(a)
Residential mortgage:
Prime / Alt-A & Option ARMs	$75,466	$78,294	$10,036	$11,363	$454	$598	$916	$1,257
Subprime	24,237	25,659	6,045	6,473	371	464	725	1,203
Commercial and other	93,973	94,438	1,469	1,522	40	408	139	642
Total loans securitized(b)	$193,676	$198,391	$17,550	$19,358	$865	$1,470	$1,780	$3,102

(a)
Total assets held in securitization-related SPEs were $245.2 billion and $254.3 billion, respectively, at June 30, 2015, and December 31, 2014. The $193.7 billion and $198.4 billion, respectively, of loans securitized at June 30, 2015, and December 31, 2014, excluded: $49.6 billion and $52.2 billion, respectively, of securitized loans in which the Firm has no continuing involvement, and $1.9 billion and $3.7 billion, respectively, of loan securitizations consolidated on the Firm’s Consolidated balance sheets at June 30, 2015, and December 31, 2014.

(b)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

Note 16 – Goodwill and other intangible assets
For a discussion of the accounting policies related to goodwill and other intangible assets, see Note 17 of JPMorgan Chase’s 2014 Annual Report.
The following table presents goodwill attributed to the business segments.

(in millions)	June 30, 2015	December 31, 2014
Consumer & Community Banking	$30,893	$30,941
Corporate & Investment Bank	6,776	6,780
Commercial Banking	2,861	2,861
Asset Management	6,946	6,964
Corporate	—	101
Total goodwill	$47,476	$47,647
The following table presents changes in the carrying amount of goodwill.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015		2014
Balance at beginning of period	$47,453	$48,065	$47,647		$48,081
Changes during the period from:
Business combinations	9	9	17		18
Dispositions	—	—	(101)	(b)	—
Other(a)	14	36	(87)		11
Balance at June 30,	$47,476	$48,110	$47,476		$48,110

(a)	Includes foreign currency translation adjustments and other tax-related adjustments.

(b)	Represents Private Equity goodwill which was disposed of as part of the Private Equity sale completed in January 2015.

Impairment testing
For further description of the Firm’s goodwill impairment testing process, including the primary method used to estimate the fair value of the reporting units, and the assumptions used in the goodwill impairment test, see Impairment testing on pages 271–272 of JPMorgan Chase’s 2014 Annual Report.
Goodwill was not impaired at June 30, 2015, or December 31, 2014, nor was goodwill written off due to impairment during the six months ended June 30, 2015.
However, the Firm’s Mortgage Banking business in CCB remains at an elevated risk of goodwill impairment due to its exposure to U.S. economic conditions, such as increases in primary mortgage interest rates, lower mortgage origination volume, or from deterioration in economic conditions, including decreases in home prices that result in increased credit losses.
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
The following table summarizes MSR activity for the three and six months ended June 30, 2015 and 2014.

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2015	2014	2015	2014
Fair value at beginning of period	$6,641	$8,552	$7,436	$9,614
MSR activity:
Originations of MSRs	145	178	300	370
Purchase of MSRs	438	3	439	6
Disposition of MSRs(a)	(218)	2	(375)	(186)
Net additions	365	183	364	190

Changes due to collection/realization of expected cash flows(b)	(229)	(239)	(444)	(486)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(c)	816	(369)	339	(731)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	(17)	—	(27)	(11)
Discount rates	—	(10)	(10)	(459)	(g)
Prepayment model changes and other(d)	(5)	230	(87)	230
Total changes in valuation due to other inputs and assumptions	(22)	220	(124)	(240)
Total changes in valuation due to inputs and assumptions(b)	794	(149)	215	(971)
Fair value at June 30,(e)	$7,571	$8,347	$7,571	$8,347

Change in unrealized gains/(losses) included in income related to MSRs held at June 30,	$794	$(149)	$215	$(971)
Contractual service fees, late fees and other ancillary fees included in income	$644	$731	$1,311	$1,488
Third-party mortgage loans serviced at June 30, (in billions)	$727	$791	$727	$791
Net servicer advances at June 30, (in billions)(f)	$7.1	$8.8	$7.1	$8.8

(a)
For the six months ended June 30, 2014, predominantly represents excess MSRs transferred to agency-sponsored trusts in exchange for stripped mortgage-backed securities (“SMBS”). In each transaction, a portion of the SMBS was acquired by third parties at the transaction date; the Firm acquired and has retained the remaining balance of those SMBS as trading securities. Also includes sales of MSRs for the three months ended June 30, 2015 and 2014 and six months ended June 30, 2015 and 2014.

(b)
Included changes related to commercial real estate of zero and $(2) million for the three months ended June 30, 2015 and 2014, respectively, and $(2) million and $(4) million for the six months ended June 30, 2015 and 2014, respectively.

(c)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(d)	Represents changes in prepayments other than those attributable to changes in market interest rates.

(e)	Included $9 million and $14 million related to commercial real estate at June 30, 2015 and 2014, respectively.

(f)
Represents amounts the Firm pays as the servicer (e.g., scheduled principal and interest, taxes and insurance), which will generally be reimbursed within a short period of time after the advance from future cash flows from the trust or the underlying loans. The Firm’s credit risk associated with these servicer advances is minimal because reimbursement of the advances is typically senior to all cash payments to investors. In addition, the Firm maintains the right to stop payment to investors if the collateral is insufficient to cover the advance. However, certain of these servicer advances may not be recoverable if they were not made in accordance with applicable rules and agreements.

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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
CCB mortgage fees and related income
Net production revenue	$233	$323	$470	$612
Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	707	867	1,456	1,737
Changes in MSR asset fair value due to collection/realization of expected cash flows	(228)	(237)	(442)	(482)
Total operating revenue	479	630	1,014	1,255
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	815	(368)	339	(730)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(22)	220	(124)	(240)
Change in derivative fair value and other	(723)	485	(213)	907
Total risk management	70	337	2	(63)
Total CCB net mortgage servicing revenue	549	967	1,016	1,192
All other	1	1	2	1
Mortgage fees and related income	$783	$1,291	$1,488	$1,805

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at June 30, 2015, and December 31, 2014, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Jun 30, 2015	Dec 31, 2014
Weighted-average prepayment speed assumption (“CPR”)	9.01%	9.80%
Impact on fair value of 10% adverse change	$(327)	$(337)
Impact on fair value of 20% adverse change	(633)	(652)
Weighted-average option adjusted spread	9.38%	9.43%
Impact on fair value of 100 basis points adverse change	$(304)	$(300)
Impact on fair value of 200 basis points adverse change	(586)	(578)
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
Other intangible assets
For information regarding other intangible assets, see Note 17 of JPMorgan Chase’s 2014 Annual Report.

Note 17 – Deposits
For further discussion on deposits, see Note 19 of JPMorgan Chase’s 2014 Annual Report.
At June 30, 2015, and December 31, 2014, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	June 30, 2015	December 31, 2014
U.S. offices
Noninterest-bearing	$432,052	$437,558
Interest-bearing:
Demand(a)	69,477	90,319
Savings(b)	462,554	466,730
Time (included $9,364 and $7,501 at fair value)(c)	79,407	86,301
Total interest-bearing deposits	611,438	643,350
Total deposits in U.S. offices	1,043,490	1,080,908
Non-U.S. offices
Noninterest-bearing	21,777	19,078
Interest-bearing:
Demand	177,923	217,011
Savings	1,873	2,673
Time (included $2,121 and $1,306 at fair value)(c)	42,269	43,757
Total interest-bearing deposits	222,065	263,441
Total deposits in non-U.S. offices	243,842	282,519
Total deposits	$1,287,332	$1,363,427

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4 of JPMorgan Chase’s 2014 Annual Report.

Note 18 – Earnings per share
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 24 of JPMorgan Chase’s 2014 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2015 and 2014.

(in millions, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic earnings per share
Net income	$6,290	$5,980	$12,204	$11,249
Less: Preferred stock dividends	380	268	704	495
Net income applicable to common equity	5,910	5,712	11,500	10,754
Less: Dividends and undistributed earnings allocated to participating securities	134	144	272	294
Net income applicable to common stockholders	$5,776	$5,568	$11,228	$10,460

Total weighted-average basic shares outstanding	3,707.8	3,780.6	3,716.6	3,783.9
Net income per share	$1.56	$1.47	$3.02	$2.76

Diluted earnings per share
Net income applicable to common stockholders	$5,776	$5,568	$11,228	$10,460
Total weighted-average basic shares outstanding	3,707.8	3,780.6	3,716.6	3,783.9
Add: Employee stock options, SARs and warrants(a)	35.8	31.9	33.9	34.2
Total weighted-average diluted shares outstanding(b)	3,743.6	3,812.5	3,750.5	3,818.1
Net income per share	$1.54	$1.46	$2.99	$2.74

(a)
Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans. The aggregate number of shares issuable upon the exercise of such options was not material for the three and six months ended June 30, 2015; and 1 million for each of the three and six months ended June 30, 2014.

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

As of or for the three months ended June 30, 2015	Unrealized gains/(losses) on investment securities(a)	Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at April 1, 2015	$4,862	$(157)	$(18)	$(2,257)	$2,430
Net change	(1,419)	3	80	8	(1,328)
Balance at June 30, 2015	$3,443	$(154)	$62	$(2,249)	$1,102

As of or for the three months ended June 30, 2014	Unrealized gains/(losses) on investment securities(a)	Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at April 1, 2014	$3,792	$(138)	$(80)	$(1,298)	$2,276
Net change	1,075	12	68	7	1,162
Balance at June 30, 2014	$4,867	$(126)	$(12)	$(1,291)	$3,438

As of or for the six months ended June 30, 2015	Unrealized gains/(losses) on investment securities(a)	Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2015	$4,773	$(147)	$(95)	$(2,342)	$2,189
Net change	(1,330)	(7)	157	93	(1,087)
Balance at June 30, 2015	$3,443	$(154)	$62	$(2,249)	$1,102

As of or for the six months ended June 30, 2014	Unrealized gains/(losses) on investment securities(a)	Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2014	$2,798	$(136)	$(139)	$(1,324)	$1,199
Net change	2,069	10	127	33	2,239
Balance at June 30, 2014	$4,867	$(126)	$(12)	$(1,291)	$3,438

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

The following table presents the pretax and after-tax changes in the components of other comprehensive income/(loss).

	2015			2014
Three months ended June 30, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(2,343)	$952	$(1,391)	$1,778	$(695)	$1,083
Reclassification adjustment for realized (gains)/losses included in net income(a)	(44)	16	(28)	(12)	4	(8)
Net change	(2,387)	968	(1,419)	1,766	(691)	1,075
Translation adjustments:
Translation(b)	267	(117)	150	218	(79)	139
Hedges(b)	(250)	103	(147)	(208)	81	(127)
Net change	17	(14)	3	10	2	12
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	120	(46)	74	143	(57)	86
Reclassification adjustment for realized (gains)/losses included in net income(c)	7	(1)	6	(29)	11	(18)
Net change	127	(47)	80	114	(46)	68
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	41	(15)	26	19	(8)	11
Reclassification adjustments included in net income(d):
Amortization of net loss	70	(26)	44	19	(7)	12
Prior service costs/(credits)	(9)	4	(5)	(12)	5	(7)
Foreign exchange and other	(33)	(24)	(57)	(15)	6	(9)
Net change	69	(61)	8	11	(4)	7
Total other comprehensive income/(loss)	$(2,174)	$846	$(1,328)	$1,901	$(739)	$1,162

	2015			2014
Six months ended June 30, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(2,118)	$848	$(1,270)	$3,399	$(1,304)	$2,095
Reclassification adjustment for realized (gains)/losses included in net income(a)	(96)	36	(60)	(42)	16	(26)
Net change	(2,214)	884	(1,330)	3,357	(1,288)	2,069
Translation adjustments:
Translation(b)	(733)	261	(472)	372	(142)	230
Hedges(b)	743	(278)	465	(362)	142	(220)
Net change	10	(17)	(7)	10	—	10
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	71	(28)	43	215	(87)	128
Reclassification adjustment for realized (gains)/losses included in net income(c)(e)	182	(68)	114	(2)	1	(1)
Net change	253	(96)	157	213	(86)	127
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	101	(39)	62	88	(34)	54
Reclassification adjustments included in net income(d):
Amortization of net loss	141	(53)	88	37	(15)	22
Prior service costs/(credits)	(18)	7	(11)	(22)	9	(13)
Foreign exchange and other	—	(46)	(46)	(19)	(11)	(30)
Net change	224	(131)	93	84	(51)	33
Total other comprehensive income/(loss)	$(1,727)	$640	$(1,087)	$3,664	$(1,425)	$2,239

(a)	The pretax amount is reported in securities gains in the Consolidated statements of income.

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

(e)
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

	JPMorgan Chase & Co.(e)
	Basel III Standardized Transitional			Basel III Advanced Transitional
(in millions, except ratios)	Jun 30, 2015		Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
Regulatory capital
CET1 capital	$169,769		$164,426	$169,769	$164,426
Tier 1 capital(a)	194,725		186,294	194,725	186,294
Total capital	228,390		221,225	218,811	210,684

Assets
Risk-weighted	1,499,638	(f)	1,472,602	1,520,140	1,608,240
Adjusted average(b)	2,448,357		2,465,414	2,448,357	2,465,414

Capital ratios(c)
CET1	11.3%		11.2%	11.2%	10.2%
Tier 1(a)	13.0		12.7	12.8	11.6
Total	15.2		15.0	14.4	13.1
Tier 1 leverage(d)	8.0		7.6	8.0	7.6

	JPMorgan Chase Bank, N.A.(e)
	Basel III Standardized Transitional			Basel III Advanced Transitional
(in millions, except ratios)	Jun 30, 2015		Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
Regulatory capital
CET1 capital	$161,814		$156,567	$161,814	$156,567
Tier 1 capital(a)	161,966		156,891	161,966	156,891
Total capital	177,249		173,328	170,346	166,331

Assets
Risk-weighted	1,274,043	(f)	1,230,358	1,275,783	1,330,175
Adjusted average(b)	1,982,100		1,968,131	1,982,100	1,968,131

Capital ratios(c)
CET1	12.7%		12.7%	12.7%	11.8%
Tier 1(a)	12.7		12.8	12.7	11.8
Total	13.9		14.1	13.4	12.5
Tier 1 leverage(d)	8.2		8.0	8.2	8.0

	Chase Bank USA, N.A.(e)
	Basel III Standardized Transitional			Basel III Advanced Transitional
(in millions, except ratios)	Jun 30, 2015		Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
Regulatory capital
CET1 capital	$15,002		$14,556	$15,002	$14,556
Tier 1 capital(a)	15,002		14,556	15,002	14,556
Total capital	20,952		20,517	19,652	19,206

Assets
Risk-weighted	101,754	(f)	103,468	156,286	157,565
Adjusted average(b)	129,421		128,111	129,421	128,111

Capital ratios(c)
CET1	14.7%		14.1%	9.6%	9.2%
Tier 1(a)	14.7		14.1	9.6	9.2
Total	20.6		19.8	12.6	12.2
Tier 1 leverage(d)	11.6		11.4	11.6	11.4

(a)	At June 30, 2015, trust preferred securities included in Basel III
Tier 1 capital were $960 million and $150 million for JPMorgan Chase and JPMorgan Chase Bank, N.A., respectively. At June 30, 2015, Chase Bank USA, N.A. had no trust preferred securities.

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

(f)	Effective January 1, 2015, the Basel III definition of the Standardized RWA became effective. Prior measures of Basel III Standardized RWA were calculated under Basel I rules.

Note:
Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $117 million and $130 million at June 30, 2015, and December 31, 2014, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $2.8 billion and $2.7 billion at June 30, 2015, and December 31, 2014, respectively.

Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios of CET1 (beginning January 1, 2015), Tier 1 and total capital to risk-weighted assets, as well as a minimum leverage ratio (which is defined as Tier 1 capital divided by adjusted quarterly average assets). Failure to meet these minimum requirements could cause the Federal Reserve to take action. National bank subsidiaries also are subject to these capital requirements by their respective primary regulators. The following table presents the minimum ratios to which the Firm and its national bank subsidiaries are subject as of June 30, 2015.

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

As of June 30, 2015, and December 31, 2014, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

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

To provide for probable credit losses inherent in consumer (excluding credit card) and wholesale lending commitments, an allowance for credit losses on lending-related commitments is maintained. See Note 14 for further information regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at June 30, 2015, and December 31, 2014. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(j)
	June 30, 2015					Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$1,826	$4,364	$996	$3,899	$11,085	$11,807	$—	$—
Home equity – junior lien	2,927	5,291	1,039	3,901	13,158	14,859	—	—
Prime mortgage(a)	13,526	—	—	—	13,526	8,579	—	—
Auto(b)	7,647	1,365	211	32	9,255	10,462	3	2
Business banking(b)	10,923	834	89	470	12,316	11,894	12	11
Student and other	27	5	—	445	477	552	—	—
Total consumer, excluding credit card	36,876	11,859	2,335	8,747	59,817	58,153	15	13
Credit card	523,717	—	—	—	523,717	525,963	—	—
Total consumer(c)	560,593	11,859	2,335	8,747	583,534	584,116	15	13
Wholesale:
Other unfunded commitments to extend credit(b)(d)	58,701	85,922	110,091	7,722	262,436	272,676	327	374
Standby letters of credit and other financial guarantees(b)(d)(e)	20,104	30,071	32,968	2,281	85,424	89,874	751	788
Other letters of credit(b)	3,241	867	80	—	4,188	4,331	1	1
Total wholesale(f)(g)	82,046	116,860	143,139	10,003	352,048	366,881	1,079	1,163
Total lending-related	$642,639	$128,719	$145,474	$18,750	$935,582	$950,997	$1,094	$1,176
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(h)	$190,441	$—	$—	$—	$190,441	$171,059	$—	$—
Derivatives qualifying as guarantees	930	293	11,459	38,794	51,476	53,589	103	80
Unsettled reverse repurchase and securities borrowing agreements	49,684	—	—	—	49,684	40,993	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	231	275
Loans sold with recourse	NA	NA	NA	NA	5,173	6,063	92	102
Other guarantees and commitments(i)	797	1,635	2,259	1,293	5,984	5,720	(107)	(121)

(a)	Includes certain commitments to purchase loans from correspondents.

(b)
At June 30, 2015, and December 31, 2014, reflects the contractual amount net of risk participations totaling $239 million and $243 million, respectively, for other unfunded commitments to extend credit; $12.5 billion and $13.0 billion, respectively, for standby letters of credit and other financial guarantees; and $376 million and $469 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(c)	Predominantly all consumer lending-related commitments are in the U.S.

(d)
At June 30, 2015, and December 31, 2014, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other non-profit entities of $14.0 billion and $14.8 billion, respectively, within other unfunded commitments to extend credit; and $10.8 billion and $13.3 billion, respectively, within standby letters of credit and other financial guarantees. Other unfunded commitments to extend credit also include liquidity facilities to nonconsolidated municipal bond VIEs; for further information, see Note 15.

(e)	At June 30, 2015, and December 31, 2014, included unissued standby letters of credit commitments of $44.9 billion and $45.6 billion, respectively.

(f)	At June 30, 2015, and December 31, 2014, the U.S. portion of the contractual amount of total wholesale lending-related commitments was 76% and 73%, respectively.

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

(h)
At June 30, 2015, and December 31, 2014, collateral held by the Firm in support of securities lending indemnification agreements was $197.6 billion and $177.1 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(i)
At June 30, 2015, and December 31, 2014, included unfunded commitments of $140 million and $147 million, respectively, to third-party private equity funds; and $1.1 billion and $961 million, at June 30, 2015, and December 31, 2014, respectively, to other equity investments. These commitments included $155 million and $150 million, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3. In addition, at June 30, 2015, and December 31, 2014, included letters of credit hedged by derivative transactions and managed on a market risk basis of $4.4 billion and $4.5 billion, respectively.

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
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged finance activities, which were $29.3 billion and $23.4 billion at June 30, 2015, and December 31, 2014, respectively. For further information, see Note 3 and Note 4.
The Firm acts as a settlement and custody bank in the U.S. tri-party repurchase transaction market. In its role as settlement and custody bank, the Firm is exposed to the intra-day credit risk of its cash borrower clients, usually broker-dealers. This exposure arises under secured clearance advance facilities that the Firm extends to its clients (i.e. cash borrowers); these facilities contractually limit the Firm’s intra-day credit risk to the facility amount and must be repaid by the end of the day. As of June 30, 2015, and December 31, 2014, the secured clearance advance facility maximum outstanding commitment amount was $11.3 billion and $12.6 billion, respectively.

Guarantees
The Firm considers the following off–balance sheet lending-related arrangements to be guarantees under U.S. GAAP: standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 29 of JPMorgan Chase’s 2014 Annual Report. The recorded amounts of the liabilities related to guarantees and indemnifications at June 30, 2015, and December 31, 2014, excluding the allowance for credit losses on lending-related commitments, are discussed below.
Standby letters of credit and other financial guarantees
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $752 million and $789 million at June 30, 2015, and December 31, 2014, respectively, which were classified in accounts payable and other liabilities on the Consolidated balance sheets; these carrying values included $278 million and $235 million, respectively, for the allowance for lending-related commitments, and $474 million and $554 million, respectively, for the guarantee liability and corresponding asset.

The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of June 30, 2015, and December 31, 2014.
Standby letters of credit, other financial guarantees and other letters of credit

	June 30, 2015		December 31, 2014
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$61,972	$3,534	$66,856	$3,476
Noninvestment-grade(a)	23,452	654	23,018	855
Total contractual amount	$85,424	$4,188	$89,874	$4,331
Allowance for lending-related commitments	$277	$1	$234	$1
Commitments with collateral	37,595	1,275	39,726	1,509

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.
Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, see Note 29 of JPMorgan Chase’s 2014 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $51.5 billion and $53.6 billion at June 30, 2015, and December 31, 2014, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value contracts is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $28.1 billion and $27.5 billion at June 30, 2015, and December 31, 2014, respectively, and the maximum exposure to loss was $3.0 billion and $2.9 billion at June 30, 2015, and December 31, 2014. The fair values of the contracts reflect the probability of whether the Firm will be required to perform under the contract. The fair value related to derivatives that the Firm deems to be guarantees were derivative payables of $129 million and $102 million and derivative receivables of $26 million and $22 million at June 30, 2015, and December 31, 2014, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
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
For additional information, see Note 29 of JPMorgan Chase’s 2014 Annual Report.
The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.

Summary of changes in mortgage repurchase liability
	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Repurchase liability at beginning of period	$252	$564	$275	$681
Net realized gains/(losses)(a)	7	8	17	19
(Benefit)/provision for repurchase(b)	(28)	(136)	(61)	(264)
Repurchase liability at end of period	$231	$436	$231	$436

(a)
Presented net of third-party recoveries and include principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. Make-whole settlements were $2 million and $1 million for the three months ended June 30, 2015 and 2014, respectively, and $4 million and $3 million for the six months ended June 30, 2015 and 2014, respectively.

(b)	Included a provision related to new loan sales of $1 million for each of the three months ended June 30, 2015 and 2014, and $2 million for each of the six months ended June 30, 2015 and 2014.

Private label securitizations
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves.
For additional information regarding litigation, see Note 23 of this Form 10-Q and Note 31 of JPMorgan Chase’s 2014 Annual Report.
Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At June 30, 2015, and December 31, 2014, the unpaid principal balance of loans sold with recourse totaled $5.2 billion and $6.1 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, was $92 million and $102 million at June 30, 2015, and December 31, 2014, respectively.

Note 22 – Pledged assets and collateral
For a discussion of the Firm’s pledged assets and collateral, see Note 30 of JPMorgan Chase’s 2014 Annual Report.
Pledged assets
The Firm may pledge financial assets that it owns to maintain potential borrowing capacity with central banks and for other purposes, including to secure borrowings and public deposits, and to collateralize repurchase and other securities financing agreements. Certain of these pledged assets may be sold or repledged by the secured parties and are identified as financial assets owned (pledged to various parties) on the Consolidated balance sheets. At June 30, 2015, and December 31, 2014, the Firm had pledged assets of $383.4 billion and $324.5 billion, respectively, at Federal Reserve Banks and Federal Home Loan Banks (“FHLBs”). In addition, as of June 30, 2015, and December 31, 2014, the Firm had pledged $56.8 billion and $60.1 billion, respectively, of financial assets that may not be sold or repledged by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 15 for additional information on assets and liabilities of consolidated VIEs. For additional information on the Firm’s securities financing activities, see Note 12. For additional information on the Firm’s long-term debt, see Note 21 of JPMorgan Chase’s 2014 Annual Report.
Collateral
At June 30, 2015, and December 31, 2014, the Firm had accepted financial assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of $775.0 billion and $761.7 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, $617.7 billion and $596.8 billion, respectively, were sold or repledged, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales and to collateralize deposits and derivative agreements.

Note 23 – Litigation
Contingencies
As of June 30, 2015, the Firm and its subsidiaries are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $5.5 billion at June 30, 2015. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain cases, the Firm does not believe that such an estimate can be made. Moreover, the Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given the number, variety and varying stages of the proceedings (including the fact that many are in preliminary stages), the existence in many such proceedings of multiple defendants (including the Firm) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings, particularly proceedings that could result from government investigations. Accordingly, the Firm’s estimate will change from time to time, and actual losses may vary.
Set forth below are descriptions of the Firm’s material legal proceedings.
Auto Dealer Regulatory Matter. The Firm is engaged in discussions with the U.S. Department of Justice (“DOJ”) about potential statistical disparities in markups charged to different races and ethnicities by automobile dealers on loans originated by those dealers and purchased by the Firm.
CIO Litigation. The Firm has been sued in a consolidated shareholder putative class action, a consolidated putative class action brought under the Employee Retirement Income Security Act (“ERISA”) and seven shareholder derivative actions brought in Delaware state court and in New York federal and state courts relating to 2012 losses in the synthetic credit portfolio managed by the Firm’s Chief Investment Office (“CIO”). Six of the shareholder derivative actions have been dismissed. One of those dismissals has been affirmed on appeal and the plaintiff has filed a petition for en banc review. Plaintiffs in three other dismissed shareholder derivative actions have appealed those dismissals.
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
Custody Assets Investigation. The U.K. Financial Conduct Authority (“FCA”) is conducting an investigation concerning compliance by JPMorgan Chase Bank, N.A., London branch and J.P. Morgan Europe Limited with the FCA’s rules regarding the provision of custody services relating to the administration of client assets. JPMorgan Chase Bank, N.A., London branch and J.P. Morgan Europe Limited are responding to and cooperating with the investigation.
Foreign Exchange Investigations and Litigation. The Firm previously reported settlements with certain government authorities relating to its foreign exchange (“FX”) sales and trading activities and controls related to those activities, including settlements in May 2015 with DOJ and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Under the DOJ settlement, the Firm agreed to plead guilty to a single violation of federal antitrust law and to pay a fine of $550 million. Under the Federal Reserve settlement, the Firm agreed to the entry of a Consent Order, to pay a fine of $342 million, and to take various remedial actions. FX-related investigations and inquiries by other non-U.S. government authorities, including competition authorities, remain ongoing, and the Firm is cooperating with those matters.

Since November 2013, class actions have been filed in the United States District Court for the Southern District of New York against foreign exchange dealers, including the Firm, principally for alleged violations of federal antitrust laws based on an alleged conspiracy to manipulate foreign exchange rates reported on the WM/Reuters service. In March 2014, plaintiffs filed a consolidated amended U.S. class action complaint; two other class actions were brought by non-U.S.-based plaintiffs. The Court denied defendants’ motion to dismiss the U.S. class action and granted the motion to dismiss the two non-U.S. class actions. In January 2015, the Firm settled the U.S. class action, and this settlement is subject to court approval. Since this settlement, a number of additional class actions have been filed seeking damages for persons who transacted FX futures and options on futures, consumers who purchased foreign currencies at allegedly inflated rates, and participants or beneficiaries of qualified ERISA plans.
General Motors Litigation. JPMorgan Chase Bank, N.A. participated in, and was the Administrative Agent on behalf of a syndicate of lenders on, a $1.5 billion syndicated Term Loan facility (“Term Loan”) for General Motors Corporation (“GM”). In July 2009, in connection with the GM bankruptcy proceedings, the Official Committee of Unsecured Creditors of Motors Liquidation Company (“Creditors Committee”) filed a lawsuit against JPMorgan Chase Bank, N.A., in its individual capacity and as Administrative Agent for other lenders on the Term Loan, seeking to hold the underlying lien invalid based on the filing of a UCC-3 termination statement relating to the Term Loan. In March 2013, the Bankruptcy Court granted JPMorgan Chase Bank, N.A.’s motion for summary judgment and dismissed the Creditors Committee’s complaint on the grounds that JPMorgan Chase Bank, N.A. did not authorize the filing of the UCC-3 termination statement at issue. The Creditors Committee appealed the Bankruptcy Court’s dismissal of its claim to the United States Court of Appeals for the Second Circuit. In January 2015, the Court of Appeals reversed the Bankruptcy Court’s dismissal of the Creditors Committee’s claim and remanded the case to the Bankruptcy Court with instructions to enter partial summary judgment for the Creditors Committee as to the termination statement. JPMorgan Chase Bank, N.A. then filed a petition requesting that the full Court of Appeals rehear the case en banc. In April 2015, the Court of Appeals issued an order denying the petition for rehearing en banc. Continued proceedings in the Bankruptcy Court are anticipated with respect to, among other things, additional defenses asserted by JPMorgan Chase Bank, N.A. and the value of additional collateral on the Term Loan, which was not the subject of the termination statement. In addition, two purported class actions have been filed by certain Term Loan lenders in federal court in New York against JPMorgan Chase Bank, N.A. and Simpson Thacher & Bartlett LLP, seeking indemnification and asserting claims for breach of contract, gross negligence and fraudulent concealment against JPMorgan Chase Bank, N.A. and claims for malpractice, professional negligence and negligent misrepresentation against Simpson Thacher & Bartlett LLP.
Interchange Litigation. A group of merchants and retail associations filed a series of class action complaints alleging that Visa and MasterCard, as well as certain banks, conspired to set the price of credit and debit card interchange fees, enacted respective rules in violation of antitrust laws, and engaged in tying/bundling and exclusive dealing. The parties have entered into an agreement to settle the cases for a cash payment of $6.1 billion to the class plaintiffs (of which the Firm’s share is approximately 20%) and an amount equal to ten basis points of credit card interchange for a period of eight months to be measured from a date within 60 days of the end of the opt-out period. The agreement also provides for modifications to each credit card network’s rules, including those that prohibit surcharging credit card transactions. In December 2013, the Court issued a decision granting final approval of the settlement. A number of merchants have appealed, and oral argument has been scheduled for September 2015. Certain merchants that opted out of the class settlement have filed actions against Visa and MasterCard, as well as against the Firm and other banks. Defendants’ motion to dismiss the actions was denied in July 2014.
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
Lehman Brothers Bankruptcy Proceedings. In May 2010, Lehman Brothers Holdings Inc. (“LBHI”) and its Official Committee of Unsecured Creditors (the “Committee”) filed a complaint (and later an amended complaint) against JPMorgan Chase Bank, N.A. in the United States Bankruptcy Court for the Southern District of New York that asserts both federal bankruptcy law and state common law claims, and seeks, among other relief, to recover $7.9 billion in collateral that was transferred to JPMorgan Chase Bank, N.A. in the weeks preceding LBHI’s bankruptcy. The amended complaint also seeks unspecified damages on the grounds that JPMorgan Chase Bank, N.A.’s collateral requests hastened LBHI’s bankruptcy. The Court dismissed certain of the claims in the amended complaint that sought to void the allegedly constructively fraudulent and preferential transfers made to the Firm during September 2008, but did not dismiss the other claims, including claims for duress and fraud. The Firm has filed counterclaims against LBHI alleging that LBHI fraudulently induced the Firm to make large extensions of credit against inappropriate collateral in connection with the Firm’s role as the clearing bank for Lehman Brothers Inc. (“LBI”), LBHI’s broker-dealer subsidiary. These extensions of credit left the Firm with more than $25 billion in claims against the estate of LBI. The case has been transferred from the

Bankruptcy Court to the District Court, and the Firm has moved for summary judgment seeking the dismissal of all of LBHI’s claims. LBHI has also moved for summary judgment on certain of its claims and seeking the dismissal of the Firm’s counterclaims.
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
LIBOR and Other Benchmark Rate Investigations and Litigation. JPMorgan Chase has received subpoenas and requests for documents and, in some cases, interviews, from federal and state agencies and entities, including DOJ, the U.S. Commodity Futures Trading Commission (“CFTC”), the U.S. Securities and Exchange Commission (“SEC”) and various state attorneys general, as well as the EC, the FCA, the Canadian Competition Bureau, the Swiss Competition Commission and other regulatory authorities and banking associations around the world relating primarily to the process by which interest rates were submitted to the British Bankers Association (“BBA”) in connection with the setting of the BBA’s London Interbank Offered Rate (“LIBOR”) for various currencies, principally in 2007 and 2008. Some of the inquiries also relate to similar processes by which information on rates is submitted to the European Banking Federation (“EBF”) in connection with the setting of the EBF’s Euro Interbank Offered Rates (“EURIBOR”) and to the Japanese Bankers’ Association for the setting of Tokyo Interbank Offered Rates (“TIBOR”), as well as processes for the setting of U.S. dollar ISDAFIX rates and other reference rates in various parts of the world during similar time periods. The Firm is responding to and continuing to cooperate with these inquiries. As previously reported, the Firm has resolved EC inquiries relating to Yen LIBOR and Swiss Franc LIBOR. In May 2014, the EC issued a Statement of Objections outlining its case against the Firm (and others) as to EURIBOR, to which the Firm has filed a response and made oral representations. Other inquiries have been discontinued without any action against

JPMorgan Chase, including by the FCA and the Canadian Competition Bureau.
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
The U.S. dollar LIBOR-related putative class actions and most U.S. dollar LIBOR-related individual actions were consolidated for pre-trial purposes in the United States District Court for the Southern District of New York (“Multi-District Litigation”). In March 2013, the Court granted in part and denied in part the defendants’ motions to dismiss the claims in the three lead putative class actions, dismissing with prejudice the antitrust claims, and permitting certain claims under the Commodity Exchange Act and common law. In September 2013, class plaintiffs in two of the three lead putative class actions filed amended complaints, which defendants moved to dismiss. In June 2014, the Court granted in part and denied in part defendants’ motions to dismiss, further limiting the subset of Commodity Exchange Act and common law claims that may proceed. Plaintiffs in the third putative class action appealed the dismissal of the antitrust claims, and the United States Court of Appeals for the Second Circuit dismissed the appeal for lack of jurisdiction. In January 2015, the United States Supreme Court reversed the decision of the Court of Appeals, holding that plaintiffs have the jurisdictional right to appeal, and remanded the case to the Court of Appeals for further proceedings. Motions to dismiss are pending in numerous individual actions and three additional putative class actions. Several other individual and class actions remain stayed.
The Firm is one of the defendants in a putative class action alleging manipulation of Euroyen TIBOR and Yen LIBOR which was filed in the United States District Court for the Southern District of New York on behalf of plaintiffs who purchased or sold exchange-traded Euroyen futures and options contracts. In March 2014, the Court granted in part and denied in part the defendants’ motions to dismiss, including dismissal of plaintiff’s antitrust and unjust enrichment claims. In June 2014, the plaintiff moved to amend the complaint to include new claims, plaintiffs and defendants. In March 2015, the Court denied the request to add new claims and plaintiffs, but granted the addition of new defendants. The plaintiff has moved for interlocutory appeal of the Court’s denial of the motion to amend, while discovery proceeds.

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
The Firm is one of the defendants in a number of putative class actions alleging that defendant banks and ICAP conspired to manipulate the U.S. dollar ISDAFIX rates. Plaintiffs primarily assert claims under the federal antitrust laws and Commodities Exchange Act. In February 2015, plaintiffs filed a consolidated amended class action complaint, which defendants have moved to dismiss.
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
A putative class action has been filed in the United States District Court for the District of New Jersey by investors who were net winners (i.e., Madoff customers who had taken more money out of their accounts than had been invested) in Madoff’s Ponzi scheme and were not included in the previous class action settlement. These plaintiffs allege violations of the federal securities law, federal and state racketeering statutes and multiple common law and statutory claims including breach of trust, aiding and abetting embezzlement, unjust enrichment, conversion and commercial bad faith. A similar action has been filed in the United States District Court for the Middle District of Florida, although it is not styled as a class action, and includes a claim pursuant to a Florida statute. The Firm has moved to transfer both the Florida and New Jersey actions to the United States District Court for the Southern District of New York. The Florida court denied the transfer motion in January 2015. In March 2015, the New Jersey court granted the transfer motion, and plaintiffs’ appeal of that decision is pending. The Firm has also moved to dismiss the Florida action, and that motion is pending.
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
MF Global. J.P. Morgan Securities LLC has been named as one of several defendants in a number of putative class actions filed by purchasers of MF Global’s publicly traded securities asserting violations of federal securities laws and alleging that the offering documents contained materially false and misleading statements and omissions regarding MF Global. The settlement of these actions has received final approval from the court. The Firm also has responded to inquiries from the CFTC relating to the Firm’s banking and other business relationships with MF Global, including as a depository for MF Global’s customer segregated accounts.
Mortgage-Backed Securities and Repurchase Litigation and Related Regulatory Investigations. JPMorgan Chase and affiliates (together, “JPMC”), Bear Stearns and affiliates (together, “Bear Stearns”) and certain Washington Mutual affiliates (together, “Washington Mutual”) have been named as defendants in a number of cases in their various roles in offerings of mortgage-backed securities (“MBS”). These cases include class action suits on behalf of MBS purchasers, actions by individual MBS purchasers and actions by monoline insurance companies that guaranteed payments of principal and interest for particular tranches of MBS offerings. Following the settlements referred to under “Repurchase Litigation” and “Government Enforcement Investigations and Litigation” below, there are currently pending and tolled investor and monoline insurer claims involving MBS with an original principal balance of approximately $22.8 billion, of which $20.7 billion involves JPMC, Bear Stearns or Washington Mutual as issuer and $2.1 billion involves JPMC, Bear Stearns or Washington Mutual solely as underwriter. The Firm and certain of its current and former officers and Board members have also been sued in shareholder derivative actions relating to the Firm’s MBS activities, and trustees have asserted or have threatened to assert claims that loans in securitization trusts should be repurchased.
Issuer Litigation – Class Actions. JPMC is defending a class action in which plaintiffs’ motion for class certification has been granted with respect to liability but denied without prejudice as to damages. In this action, the parties have reached a settlement that is subject to court approval. In April 2015, the Firm finalized a settlement to resolve a putative class action brought against Bear Stearns in the United States District Court for the District of Massachusetts. In May 2015, the United States District Court for the Southern District of New York granted final approval to the settlement in a separate class action concerning Bear Stearns.
Issuer Litigation – Individual Purchaser Actions. In addition to class actions, the Firm is defending individual actions brought against JPMC, Bear Stearns and Washington Mutual as MBS issuers (and, in some cases, also as underwriters of their own MBS offerings). The Firm has settled a number of these actions. Several actions remain pending in federal and state courts across the U.S. and are in various stages of litigation.
Monoline Insurer Litigation. The Firm is defending two pending actions relating to the same monoline insurer’s guarantees of principal and interest on certain classes of 11 different Bear Stearns MBS offerings. These actions are pending in state court in New York and are in various stages of litigation.
Underwriter Actions. In actions against the Firm involving offerings where the Firm was solely an underwriter of other issuers’ MBS offerings, the Firm has contractual rights to indemnification from the issuers. However, those indemnity rights may prove effectively unenforceable in various situations, such as where the issuers are now defunct. Currently there is one such action pending against the Firm relating to a single offering of another issuer, and in a previously settled action certain class members have filed a notice of appeal challenging the lower court’s approval of the settlement.
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

In addition, the Firm and a group of 21 institutional MBS investors made a binding offer to the trustees of MBS issued by JPMC and Bear Stearns providing for the payment of $4.5 billion and the implementation of certain servicing changes by JPMC, to resolve all repurchase and servicing claims that have been asserted or could have been asserted with respect to 330 MBS trusts issued between 2005 and 2008. The offer does not resolve claims relating to Washington Mutual MBS. The seven trustees (or separate and successor trustees) for this group of 330 trusts have accepted the settlement for 319 trusts in whole or in part and excluded from the settlement 16 trusts in whole or in part. The trustees’ acceptance is subject to a judicial approval proceeding initiated by the trustees and pending in New York state court. Certain investors in some of the trusts for which the settlement has been accepted have intervened in the judicial approval proceeding, challenging the trustees’ acceptance of the settlement. A final hearing date has been scheduled for January 2016.
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
The Civil Division of the United States Attorney’s Office for the Southern District of New York is conducting an investigation concerning the Firm’s compliance with the Fair Housing Act (“FHA”) and Equal Credit Opportunity Act (“ECOA”) in connection with its mortgage lending practices. In addition, three municipalities and a school district have commenced litigation against the Firm alleging violations of an unfair competition law and of the FHA and ECOA and seeking statutory damages for the unfair competition claim, and, for the FHA and ECOA claims, damages in the form of lost tax revenue and increased municipal costs associated with foreclosed properties. The court denied a motion to dismiss in one of the municipal actions, the school district action was dismissed with prejudice, another municipal action has been served, and motions to dismiss are pending in the remaining actions.
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
Proprietary Products Investigations and Litigation. The Firm has received information requests, subpoenas and related inquiries from the SEC and other government authorities regarding client disclosure concerning conflicts associated with the Firm’s sale and use of proprietary products, such as J.P. Morgan mutual funds, in the Firm’s wealth management businesses and the U.S. Private Bank’s disclosures concerning the use of hedge funds that pay placement agent fees to JPMorgan Chase broker-dealer affiliates. The Firm is responding to and cooperating with the relevant authorities. A putative class action was filed in the United States District Court for the Northern District of Illinois on behalf of financial advisory clients from 2007 to present whose funds were invested in proprietary funds and who were charged investment management fees. The Court granted the Firm’s motion to dismiss. Plaintiffs’ appeal of the dismissal is pending.
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
Sworn Documents, Debt Sales and Collection Litigation Practices. In July 2015, the Firm announced a series of settlements with the Consumer Financial Protection Bureau (“CFPB”) and 47 state Attorneys General (and the District of Columbia) regarding practices involving credit card collections litigation (including with respect to sworn documents) and the sale of consumer credit card debt. Under the settlements, the Firm agreed to pay $96 million to the state Attorneys General (as well as $11 million for investigative costs) and $30 million to the CFPB.  The Office of the Comptroller of the Currency also imposed a $30 million civil money penalty on the Firm arising out of its 2013 Consent Order covering the same matters. Under the settlements, the Firm will also complete remediation of affected consumers. The California and Mississippi Attorneys General have filed separate civil actions against the Firm alleging violations of law relating to debt collection practices; those cases remain pending.
Washington Mutual Litigations. Proceedings related to Washington Mutual’s failure are pending before the United States District Court for the District of Columbia and include a lawsuit brought by Deutsche Bank National Trust Company, initially against the FDIC and amended to include JPMorgan Chase Bank, N.A. as a defendant, asserting an estimated $6 billion to $10 billion in damages based upon alleged breaches of certain representations and warranties given by certain Washington Mutual affiliates in connection with mortgage securitization agreements. The case includes assertions that JPMorgan Chase Bank, N.A. may have assumed liabilities for the alleged breaches of representations and warranties in the mortgage securitization agreements. In June 2015, the court ruled in favor of JPMorgan Chase Bank, N.A. on the question of whether the Firm or the FDIC bears responsibility for Washington Mutual Bank’s repurchase obligations, holding that JPMorgan Chase Bank, N.A. assumed only those liabilities that were reflected on Washington Mutual Bank’s financial accounting records as of September 25, 2008, and only up to the amount of the book value reflected therein.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm incurred legal expense of $291 million and $669 million during the three months ended June 30, 2015 and 2014, respectively, and $978 million and $707 million during the six months ended June 30, 2015 and 2014, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 24 – Business segments
The Firm is managed on a line of business basis. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on page 16, and pages 79–80, and Note 33 of JPMorgan Chase’s 2014 Annual Report.

Segment results
The accompanying tables provide a summary of the Firm’s segment results for the three and six months ended June 30, 2015 and 2014, on a managed basis. Total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a fully taxable-equivalent (“FTE”) basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit).
On at least an annual basis, the Firm assesses the level of capital required for each line of business as well as the assumptions and methodologies used to allocate capital to its lines of business and updates equity allocations to its lines of business as refinements are implemented.

Segment results and reconciliation(a)
As of or for the three months ended June 30, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset Management
	2015	2014	2015	2014	2015	2014	2015	2014
Noninterest revenue	$4,089	$4,468	$6,233	$6,519	$609	$577	$2,544	$2,380
Net interest income	6,926	7,050	2,490	2,746	1,130	1,154	631	602
Total net revenue	11,015	11,518	8,723	9,265	1,739	1,731	3,175	2,982
Provision for credit losses	702	852	50	(84)	182	(67)	—	1
Noninterest expense	6,210	6,456	5,137	6,058	703	675	2,406	2,062
Income/(loss) before income tax expense/(benefit)	4,103	4,210	3,536	3,291	854	1,123	769	919
Income tax expense/(benefit)	1,570	1,714	1,195	1,160	329	446	318	350
Net income	$2,533	$2,496	$2,341	$2,131	$525	$677	$451	$569
Average common equity	$51,000	$51,000	$62,000	$61,000	$14,000	$14,000	$9,000	$9,000
Total assets	472,181	447,277	819,745	872,947	201,377	192,523	134,059	128,362
Return on common equity	19%	19%	14%	13%	14%	19%	19%	25%
Overhead ratio	56	56	59	65	40	39	76	69

As of or for the three months ended June 30, (in millions, except ratios)	Corporate		Reconciling Items(b)		Total
	2015	2014	2015	2014	2015	2014
Noninterest revenue	$100	$351	$(447)	$(415)	$13,128	$13,880
Net interest income	(221)	(510)	(272)	$(244)	10,684	10,798
Total net revenue	(121)	(159)	(719)	$(659)	23,812	24,678
Provision for credit losses	1	(10)	—	—	935	692
Noninterest expense	44	180	—	—	14,500	15,431
Income/(loss) before income tax expense/(benefit)	(166)	(329)	(719)	(659)	8,377	8,555
Income tax expense/(benefit)	(606)	(436)	(719)	(659)	2,087	2,575
Net income	$440	$107	$—	$—	$6,290	$5,980
Average common equity	$77,738	$71,159	$—	$—	$213,738	$206,159
Total assets	822,237	878,886	NA	NA	2,449,599	2,519,995
Return on common equity	NM	NM	NM	NM	11%	11%
Overhead ratio	NM	NM	NM	NM	61	63

Segment results and reconciliation(a)
As of or for the six months ended June 30, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset Management
	2015	2014	2015	2014	2015	2014	2015	2014
Noninterest revenue	$7,825	$7,902	$13,307	$12,745	$1,245	$1,135	$4,928	$4,598
Net interest income	13,894	14,150	4,998	5,362	2,236	2,274	1,252	1,184
Total net revenue	21,719	22,052	18,305	18,107	3,481	3,409	6,180	5,782
Provision for credit losses	1,632	1,668	19	(35)	243	(62)	4	(8)
Noninterest expense	12,400	12,893	10,794	11,662	1,412	1,361	4,581	4,137
Income/(loss) before income tax expense/(benefit)	7,687	7,491	7,492	6,480	1,826	2,110	1,595	1,653
Income tax expense/(benefit)	2,935	3,014	2,614	2,224	703	839	642	630
Net income	$4,752	$4,477	$4,878	$4,256	$1,123	$1,271	$953	$1,023
Average common equity	$51,000	$51,000	$62,000	$61,000	$14,000	$14,000	$9,000	$9,000
Total assets	472,181	447,277	819,745	872,947	201,377	192,523	134,059	128,362
Return on common equity	18%	17%	15%	13%	15%	18%	21%	22%
Overhead ratio	57	58	59	64	41	40	74	72

As of or for the six months ended June 30, (in millions, except ratios)	Corporate		Reconciling Items(b)		Total
	2015	2014	2015	2014	2015	2014
Noninterest revenue	$140	$875	$(928)	$(827)	$26,517	$26,428
Net interest income	(474)	(1,035)	(545)	(470)	21,361	21,465
Total net revenue	(334)	(160)	(1,473)	(1,297)	47,878	47,893
Provision for credit losses	(4)	(21)	—	—	1,894	1,542
Noninterest expense	196	14	—	—	29,383	30,067
Income/(loss) before income tax expense/(benefit)	(526)	(153)	(1,473)	(1,297)	16,601	16,284
Income tax expense/(benefit)	(1,024)	(375)	(1,473)	(1,297)	4,397	5,035
Net income	$498	$222	$—	$—	$12,204	$11,249
Average common equity	$77,049	$68,989	$—	$—	$213,049	$203,989
Total assets	822,237	878,886	NA	NA	2,449,599	2,519,995
Return on common equity	NM	NM	NM	NM	11%	11%
Overhead ratio	NM	NM	NM	NM	61	63

(a)
Managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that do not have any impact on net income as reported by the lines of business or by the Firm as a whole.

(b)
Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These FTE adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of JPMorgan Chase & Co.:
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of June 30, 2015, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2015 and 2014 and changes in stockholders’ equity and cash flows for each of the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Firm’s management.
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
August 3, 2015

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended June 30, 2015					Three months ended June 30, 2014
	Average balance	Interest(d)		Rate (annualized)		Average balance	Interest(d)		Rate (annualized)
Assets
Deposits with banks	$437,776	$312		0.29%		$334,953	$279		0.33%
Federal funds sold and securities purchased under resale agreements	205,352	340		0.66		237,440	398		0.67
Securities borrowed	107,178	(159)	(e)	(0.59)		114,905	(131)	(e)	(0.46)
Trading assets – debt instruments	208,823	1,755		3.37		204,242	1,846		3.62
Taxable securities	282,398	1,609		2.28		319,807	1,942		2.44
Nontaxable securities(a)	41,543	628		6.06		33,471	515		6.17
Total securities	323,941	2,237		2.77	(f)	353,278	2,457		2.79	(f)
Loans	774,205	8,126		4.21		737,613	8,084		4.40
Other assets(b)	40,362	175		1.74		41,514	172		1.66
Total interest-earning assets	2,097,637	12,786		2.44		2,023,945	13,105		2.60
Allowance for loan losses	(14,076)					(15,729)
Cash and due from banks	23,211					26,294
Trading assets – equity instruments	117,638					121,184
Trading assets – derivative receivables	73,805					60,830
Goodwill	47,485					48,084
Mortgage servicing rights	6,924					8,298
Other intangible assets	1,113					1,417
Other assets	140,589					146,313
Total assets	$2,494,326					$2,420,636
Liabilities
Interest-bearing deposits	$869,523	$308		0.14%		$863,163	$417		0.19%
Federal funds purchased and securities loaned or sold under repurchase agreements	200,054	143		0.29		212,555	160		0.30
Commercial paper	49,020	30		0.25		59,760	34		0.23
Trading liabilities – debt, short-term and other liabilities(c)(g)	213,246	171		0.32		221,001	261		0.48
Beneficial interests issued by consolidated VIEs	51,648	110		0.85		47,407	105		0.89
Long-term debt	282,707	1,068		1.52		271,194	1,086		1.61
Total interest-bearing liabilities	1,666,198	1,830		0.44		1,675,080	2,063		0.49
Noninterest-bearing deposits	429,622					380,836
Trading liabilities – equity instruments(g)	16,528					15,505
Trading liabilities – derivative payables	64,249					49,487
All other liabilities, including the allowance for lending-related commitments	80,515					77,806
Total liabilities	2,257,112					2,198,714
Stockholders’ equity
Preferred stock	23,476					15,763
Common stockholders’ equity	213,738					206,159
Total stockholders’ equity	237,214					221,922
Total liabilities and stockholders’ equity	$2,494,326					$2,420,636
Interest rate spread				2.00%					2.11%
Net interest income and net yield on interest-earning assets		$10,956		2.09			$11,042		2.19

(a)	Represents securities which are tax exempt for U.S. federal income tax purposes.

(b)	Includes margin loans.

(c)	Includes brokerage customer payables.

(d)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(e)
Negative interest income and yield is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; this is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense and reported within trading liabilities - debt, short-term and other liabilities.

(f)
For the three months ended June 30, 2015 and 2014, the annualized rates for securities, based on amortized cost, were 2.83% and 2.85% respectively; this does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

(g)	Included trading liabilities - debt and equity instruments of $83,180 million and $85,123 million for the three months ended June 30, 2015 and 2014, respectively.

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Six months ended June 30, 2015					Six months ended June 30, 2014
	Average balance	Interest(d)		Rate (annualized)		Average balance	Interest(d)		Rate (annualized)
Assets
Deposits with banks	$458,862	$653		0.29%		$327,085	$535		0.33%
Federal funds sold and securities purchased under resale agreements	211,415	736		0.70		241,395	834		0.70
Securities borrowed	109,177	(279)	(e)	(0.52)		116,556	(219)	(e)	(0.38)
Trading assets – debt instruments	209,443	3,510		3.38		203,319	3,637		3.61
Taxable securities	288,688	3,333		2.33		318,886	3,843		2.43
Nontaxable securities(a)	40,735	1,231		6.09		32,151	996		6.25
Total securities	329,423	4,564		2.79	(f)	351,037	4,839		2.78	(f)
Loans	765,967	16,120		4.24		733,982	16,164		4.44
Other assets(b)	38,791	320		1.66		41,472	334		1.62
Total interest-earning assets	2,123,078	25,624		2.43		2,014,846	26,124		2.61
Allowance for loan losses	(14,067)					(15,948)
Cash and due from banks	23,963					27,014
Trading assets – equity instruments	114,893					116,878
Trading assets – derivative receivables	78,825					62,814
Goodwill	47,488					48,069
Mortgage servicing rights	6,876					8,760
Other intangible assets	1,138					1,483
Other assets	143,301					147,804
Total assets	$2,525,495					$2,411,720
Liabilities
Interest-bearing deposits	$886,828	$672		0.15%		$864,952	$843		0.20%
Federal funds purchased and securities loaned or sold under repurchase agreements	200,145	285		0.29		206,769	322		0.31
Commercial paper	54,486	64		0.24		59,224	67		0.23
Trading liabilities – debt, short-term and other liabilities(c)(g)	218,275	327		0.30		217,922	494		0.46
Beneficial interests issued by consolidated VIEs	51,186	208		0.82		48,228	210		0.88
Long-term debt	281,021	2,162		1.55		270,303	2,253		1.68
Total interest-bearing liabilities	1,691,941	3,718		0.44		1,667,398	4,189		0.51
Noninterest-bearing deposits	430,898					379,187
Trading liabilities – equity instruments(g)	17,365					15,966
Trading liabilities – derivative payables	70,116					51,305
All other liabilities, including the allowance for lending-related commitments	79,968					79,209
Total liabilities	2,290,288					2,193,065
Stockholders’ equity
Preferred stock	22,158					14,666
Common stockholders’ equity	213,049					203,989
Total stockholders’ equity	235,207					218,655
Total liabilities and stockholders’ equity	$2,525,495					$2,411,720
Interest rate spread				1.99%					2.10%
Net interest income and net yield on interest-earning assets		$21,906		2.08			$21,935		2.20

(a)	Represents securities which are tax exempt for U.S. federal income tax purposes.

(b)	Includes margin loans.

(c)	Includes brokerage customer payables.

(d)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(e)
Negative interest income and yield is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; this is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense and reported within trading liabilities - debt, short-term and other liabilities.

(f)
For the three months ended June 30, 2015 and 2014, the annualized rates for securities, based on amortized cost, were 2.86% and 2.83% and respectively; this does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

(g)	Included trading liabilities - debt and equity instruments of $83,680 million and $85,230 million for the six months ended June 30, 2015 and 2014, respectively.

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
Core loans: Loans considered central to the Firm’s ongoing businesses; core loans exclude loans classified as trading assets, runoff portfolios, discontinued portfolios and portfolios the Firm has an intent to exit.
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
Fee share: Proportion of fee revenue based on estimates of investment banking fees generated across the industry from investment banking transactions in M&A, equity and debt underwriting, and loan syndications. Source: Dealogic, a third party provider of investment banking fee competitive analysis and volume-based league tables for the above noted industry products.
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
Risk-weighted assets (“RWA”): Basel III establishes two comprehensive methodologies for calculating RWA (a Standardized approach and an Advanced approach) which include capital requirements for credit risk, market risk, and in the case of Basel III Advanced, also operational risk. Key differences in the calculation of credit risk RWA between the Standardized and Advanced approaches are that for Basel III Advanced, credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas for Basel III Standardized, credit risk RWA is generally based on supervisory risk-weightings which vary primarily by counterparty type and asset class. Market risk RWA is calculated on a generally consistent basis between Basel III Standardized and Basel III Advanced, both of which incorporate the requirements set forth in Basel 2.5.
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
Mortgage Banking (“MB”)
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
Open accounts – Cardmember accounts with charging privileges
Total transactions – Number of transactions and authorizations processed for merchants.
Auto loan and lease origination volume – Dollar amount of auto loans and leases originated.
CORPORATE & INVESTMENT BANK (“CIB”)
Definition of selected CIB revenue:
Investment banking revenue incorporates all revenue associated with investment banking activities, and is reported net of investment banking revenue shared with other lines of business.

Treasury Services offers a broad range of products and services that enable clients to manage payments and receipts, as well as invest and manage funds. Products include U.S. dollar and multi-currency clearing, ACH, lockbox, disbursement and reconciliation services, check deposits, and currency-related services.
Lending includes net interest income, fees, gains or losses on loan sale activity, gains or losses on securities received as part of a loan restructuring, and the risk management results related to the credit portfolio. Lending also includes Trade Finance, which includes loans tied directly to goods crossing borders, export/import loans, commercial letters of credit, standby letters of credit, and supply chain finance.
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
CB product revenue comprises the following:
Lending includes a variety of financing alternatives, which are primarily provided on a basis secured by receivables, inventory, equipment, real estate or other assets. Products include term loans, revolving lines of credit, bridge financing, asset-based structures, leases, and standby letters of credit.
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
A 4-star rating represents the next 22.5% of industry-wide ranked funds. A 3-star rating represents the next 35% of industry-wide ranked funds. A 2-star rating represents the next 22.5% of industry-wide ranked funds. A 1-star rating is the worst rating and represents the bottom 10% of industry-wide ranked funds. The “overall Morningstar rating” is derived from a weighted average of the performance figures associated with a fund’s three-, five- and ten-year (if applicable) Morningstar Rating metrics. For U.S. domiciled funds, separate star ratings are given at the individual share class level. The Nomura “star rating” is based on three-year risk-adjusted performance only. Funds with fewer than three years of history are not rated and hence excluded from this analysis. All ratings, the assigned peer categories and the asset values used to derive this analysis are sourced from these fund rating providers. The data providers re-denominate the asset values into USD. This % of AUM is based on star ratings at the share class level for U.S. domiciled funds, and at a “primary share class” level to represent the star rating of all other funds except for Japan where Nomura provides ratings at the fund level. The “primary share class”, as defined by Morningstar, denotes the share class recommended as being the best proxy for the portfolio and in most cases will be the most retail version (based upon annual management charge, minimum investment, currency and other factors). The performance data could have been different if all funds/accounts would have been included. Past performance is not indicative of future results.
Percentage of mutual fund assets under management in funds ranked in the 1st or 2nd quartile (one, three and five years): All quartile rankings, the assigned peer categories and the asset values used to derive this analysis are sourced from the fund ranking providers. Quartile rankings are done on the net-of-fee absolute return of each fund. The data providers re-denominate the asset values into USD. This % of AUM is based on fund performance and associated peer rankings at the share class level for U.S. domiciled funds, at a “primary share class” level to represent the quartile ranking of Luxembourg, U.K. and Hong Kong funds and at the fund level for all other funds. The “primary share class”, as defined by Morningstar, denotes the share class recommended as being the best proxy for the portfolio and in most cases will be the most retail version (based upon annual management charge, minimum investment, currency and other factors). Where peer group rankings given for a fund are in more than one “primary share class” territory both rankings are included to reflect local market competitiveness (applies to “Offshore Territories” and “HK SFC Authorized” funds only). The performance data could have been different if all funds/accounts would have been included. Past performance is not indicative of future results.

Item 3    Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of Management’s discussion and analysis on pages 61–64 of this Form 10-Q and pages 131–136 of JPMorgan Chase’s 2014 Annual Report.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal controls in the future. For further information, see “Management’s report on internal control over financial reporting” on page 170 of JPMorgan Chase’s 2014 Annual Report. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II Other Information
Item 1    Legal Proceedings
For information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in the Firm’s 2014 Annual Report on Form 10-K, see the discussion of the Firm’s material legal proceedings in Note 23 of this Form 10-Q.
Item 1A    Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors on pages 8–17 of JPMorgan Chase’s 2014 Annual Report on Form 10-K and Forward-Looking Statements on page 83 of this Form 10-Q.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2015, there were no shares of common stock of JPMorgan Chase & Co. issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.
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
The following table sets forth the Firm’s repurchases of common equity for the six months ended June 30, 2015 and 2014. The Firm repurchased common equity as permitted by its CCAR capital plans and prior Board authorization. There were no warrants repurchased during the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Total shares of common stock repurchased	19.2	24.8	51.7	31.5
Aggregate common stock repurchases	$1,249	$1,375	$3,149	$1,761
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the common equity repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common equity — for example, during internal trading blackout periods. All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information.

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

Shares repurchased pursuant to the common equity repurchase program during the six months ended June 30, 2015, were as follows.

Six months ended June 30, 2015	Total shares of common stock repurchased	Average price paid per share of common stock(b)	Aggregate repurchases of common equity (in millions)(b)	Dollar value of remaining authorized repurchase (in millions)(b)
First quarter	32,531,294	$58.40	$1,900	$1,984	(a)
April(a)	5,098,410	62.32	318	6,111
May	6,756,043	65.05	439	5,672
June	7,275,261	67.66	492	5,180
Second quarter	19,129,714	65.32	1,249	5,180
Year-to-date	51,661,008	$60.96	$3,149	$5,180	(c)

(a)	The unused portion under the prior Board authorization was canceled when the $6.4 billion program was authorized. Repurchases in April 2015 included$29 million under the prior program.

(b)	Excludes commissions cost.

(c)	Dollar value remaining under the new $6.4 billion program.

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

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and six months ended June 30, 2015 and 2014, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated balance sheets (unaudited) as of June 30, 2015, and December 31, 2014, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the six months ended June 30, 2015 and 2014, (v) the Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Mark W. O’Donovan
Mark W. O’Donovan
Managing Director and Corporate Controller
(Principal Accounting Officer)

Date:	August 3, 2015

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

15	Letter re: Unaudited Interim Financial Information

31.1	Certification

31.2	Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.