Form 10-Q
period 2015-09-30
JPMORGAN CHASE & CO
filed 2015-11-02
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
September 30, 2015	number 1-5805

JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of September 30, 2015: 3,681,129,777

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights

(unaudited) As of or for the period ended, (in millions, except share, ratio, headcount data and where otherwise noted)						Nine months ended September 30,
	3Q15	2Q15	1Q15	4Q14	3Q14	2015	2014
Selected income statement data
Total net revenue	$22,780	$23,812	$24,066	$22,750	$24,469	$70,658	$72,362
Total noninterest expense	15,368	14,500	14,883	15,409	15,798	44,751	45,865
Pre-provision profit	7,412	9,312	9,183	7,341	8,671	25,907	26,497
Provision for credit losses	682	935	959	840	757	2,576	2,299
Income before income tax expense	6,730	8,377	8,224	6,501	7,914	23,331	24,198
Income tax expense/(benefit)	(74)	2,087	2,310	1,570	2,349	4,323	7,384
Net income	$6,804	$6,290	$5,914	$4,931	$5,565	$19,008	$16,814
Earnings per share data
Net income: Basic	$1.70	$1.56	$1.46	$1.20	$1.37	$4.72	$4.13
Diluted	1.68	1.54	1.45	1.19	1.35	4.68	4.09
Average shares: Basic	3,694.4	3,707.8	3,725.3	3,730.9	3,755.4	3,709.2	3,774.4
Diluted	3,725.6	3,743.6	3,757.5	3,765.2	3,788.7	3,742.2	3,808.3
Market and per common share data
Market capitalization	224,438	250,581	224,818	232,472	225,188	224,438	225,188
Common shares at period-end	3,681.1	3,698.1	3,711.1	3,714.8	3,738.2	3,681.1	3,738.2
Share price(a):
High	$70.61	$69.82	$62.96	$63.49	$61.85	$70.61	$61.85
Low	50.07	59.65	54.27	54.26	54.96	50.07	52.97
Close	60.97	67.76	60.58	62.58	60.24	60.97	60.24
Book value per share	59.67	58.49	57.77	56.98	56.41	59.67	56.41
Tangible book value per share (“TBVPS”)(b)	47.36	46.13	45.45	44.60	44.04	47.36	44.04
Cash dividends declared per share	0.44	0.44	0.40	0.40	0.40	1.28	1.18
Selected ratios and metrics
Return on common equity (“ROE”)	12%	11%	11%	9%	10%	11%	10%
Return on tangible common equity (“ROTCE”)(b)	15	14	14	11	13	14	13
Return on assets (“ROA”)	1.11	1.01	0.94	0.78	0.90	1.02	0.93
Overhead ratio	67	61	62	68	65	63	63
Loans-to-deposits ratio	64	61	56	56	56	64	56
High quality liquid assets (“HQLA”) (in billions)(c)	$505	$532	$614	$600	$572	$505	$572
Common equity Tier 1 (“CET1”) capital ratio(d)	11.5%	11.2%	10.7%	10.2%	10.2%	11.5%	10.2%
Tier 1 capital ratio(d)	13.3	12.8	12.1	11.6	11.5	13.3	11.5
Total capital ratio(d)	14.9	14.4	13.7	13.1	12.8	14.9	12.8
Tier 1 leverage ratio(d)	8.4	8.0	7.5	7.6	7.6	8.4	7.6
Selected balance sheet data (period-end)
Trading assets	$361,708	$377,870	$398,981	$398,988	$410,657	$361,708	$410,657
Securities(e)	306,660	317,795	331,136	348,004	366,358	306,660	366,358
Loans	809,457	791,247	764,185	757,336	743,257	809,457	743,257
Core loans	698,988	674,767	641,285	628,785	607,617	698,988	607,617
Total assets	2,417,121	2,449,599	2,577,148	2,572,773	2,526,655	2,417,121	2,526,655
Deposits	1,273,106	1,287,332	1,367,887	1,363,427	1,334,534	1,273,106	1,334,534
Long-term debt(f)	292,945	286,693	280,608	276,836	268,721	292,945	268,721
Common stockholders’ equity	219,660	216,287	214,371	211,664	210,876	219,660	210,876
Total stockholders’ equity	245,728	241,205	235,864	231,727	230,939	245,728	230,939
Headcount	235,678	237,459	241,145	241,359	242,388	235,678	242,388
Credit quality metrics
Allowance for credit losses	$14,201	$14,535	$14,658	$14,807	$15,526	$14,201	$15,526
Allowance for loan losses to total retained loans	1.67%	1.78%	1.86%	1.90%	2.02%	1.67%	2.02%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(g)	1.40	1.45	1.52	1.55	1.63	1.40	1.63
Nonperforming assets	$7,294	$7,588	$7,714	$7,967	$8,390	$7,294	$8,390
Net charge-offs	963	1,007	1,052	1,218	1,114	3,022	3,541
Net charge-off rate	0.49%	0.53%	0.57%	0.65%	0.60%	0.53%	0.65%
Note: Effective January 1, 2015, the Firm adopted new accounting guidance for investments in affordable housing projects that qualify for the low-income housing tax credit. The guidance was required to be applied retrospectively and accordingly, certain prior period amounts have been revised to conform with the current period presentation. For additional information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14–16, as well as Accounting and Reporting Developments on page 84 and Note 1.

(a)	Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange.

(b)	TBVPS and ROTCE are non-GAAP financial measures. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14–16.

(c)
HQLA represents the amount of assets that qualify for inclusion in the liquidity coverage ratio under the final U.S. rule (“U.S. LCR”) for 3Q15, 2Q15 and 1Q15 as well as the estimated amount as of 4Q14 and 3Q14, prior to the effective date of the final rule. For additional information, see HQLA on page 76.

(d)
Ratios presented are calculated under the transitional rules of the Basel Committee’s most recent capital framework (“Basel III”) and represent the Collins Floor. See Regulatory capital on pages 69–73 for additional information on Basel III.

(e)
Included held-to-maturity (“HTM”) securities of $50.2 billion, $51.6 billion, $49.3 billion, $49.3 billion, and $48.8 billion at September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, respectively.

(f)
Included unsecured long-term debt of $215.1 billion, $209.6 billion, $209.5 billion, $207.5 billion, and $204.7 billion at September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, respectively.

(g)
Excluded the impact of residential real estate PCI loans, a non-GAAP financial measure. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14–16. For further discussion, see Allowance for credit losses on pages 60–62.

INTRODUCTION
The following is management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the third quarter of 2015.
This Form 10-Q should be read in conjunction with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (“2014 Annual Report” or “2014 Form 10-K”), to which reference is hereby made. See the Glossary of terms on pages 178–181 for definitions of terms used throughout this Form 10-Q.
The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties, see Forward-looking Statements on page 85 of this Form 10-Q and Part I, Item 1A, Risk Factors, on pages 8–17 of JPMorgan Chase’s 2014 Annual Report.
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm had $2.4 trillion in assets and $245.7 billion in stockholders’ equity as of September 30, 2015. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended,	Three months ended September 30,			Nine months ended September 30,
(in millions, except per share data and ratios)	2015	2014	Change	2015	2014	Change
Selected income statement data
Total net revenue	$22,780	$24,469	(7)%	$70,658	$72,362	(2)%
Total noninterest expense	15,368	15,798	(3)	44,751	45,865	(2)
Pre-provision profit	7,412	8,671	(15)	25,907	26,497	(2)
Provision for credit losses	682	757	(10)	2,576	2,299	12
Net income	6,804	5,565	22	19,008	16,814	13
Diluted earnings per share	$1.68	$1.35	24%	$4.68	$4.09	14%
Return on common equity	12%	10%		11%	10%
Capital ratios(a)
CET1	11.5	10.2		11.5	10.2
Tier 1 capital	13.3	11.5		13.3	11.5

(a)	Ratios presented are calculated under the transitional Basel III rules and represent the Collins Floor. See Regulatory capital on pages 69–73 for additional information on Basel III.
Business Overview
JPMorgan Chase reported third-quarter 2015 net income
of $6.8 billion, or $1.68 per share, on net revenue of $22.8 billion. The Firm reported a return on equity of 12%. Excluding tax benefits, legal expense and a net reduction in the allowance for credit losses, the Firm would have earned $5.4 billion in net income, or $1.32 per share. Both of these measures are non-GAAP financial measures. For further discussion, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14–16.
Net income increased 22% compared with the third quarter of 2014, despite lower revenue, primarily due to tax benefits. Net revenue was $22.8 billion, down 7% compared with the prior year. Noninterest revenue was $11.9 billion, down 11% compared with the prior year, driven by lower CIB Markets revenue reflecting the impact of business simplification and lower Mortgage Banking revenue. Net interest income was $10.9 billion, down 2% compared with the prior year, reflecting lower investment securities balances and lower trading net interest income, predominantly offset by loan growth.
Noninterest expense was $15.4 billion, down 3% compared with the prior year, driven by lower CIB expense related to compensation and business simplification, partially offset by higher legal expense.
The provision for credit losses was $682 million, down 10% compared with the prior year, due to lower net charge-offs, largely offset by a lower reduction in the allowance for loan losses. In the current quarter, the reduction in the consumer allowance for loan losses was $591 million, reflecting continued improvement in home prices and delinquencies as well as increased granularity in the impairment estimates. This decrease was largely offset by an increase in the allowance for credit losses across the wholesale businesses of $310 million reflecting the impact of select downgrades, including within the Oil & Gas portfolio.
Consumer net charge-offs were $961 million, compared with $1.1 billion in the prior year, resulting in net charge-off rates, excluding purchased credit-impaired (“PCI”) loans, of 0.94% and 1.19%, respectively. The Firm’s allowance for loan losses to period-end loans retained, excluding PCI loans, was 1.40%, compared with 1.63% in the prior year. The Firm’s allowance for loan losses to retained nonaccrual loans, excluding PCI loans, was 161%, compared with 155% in the prior year. The Firm’s nonperforming assets totaled $7.3 billion, down from the prior quarter and prior year levels of $7.6 billion and $8.4 billion, respectively.
The current quarter reflected tax benefits of $2.2 billion due to the resolution of tax audits and the release of deferred taxes from the restructuring of certain non-U.S. entities.
Firmwide core loans increased 15% compared with the prior year and 4% compared with the second quarter of 2015. Within Consumer & Community Banking, Consumer & Business Banking (“CBB”) average deposits were up 9%, Business Banking period-end loans were up 6%, and credit card sales volume was $126.6 billion, up 6% from the prior year. Within CB, period-end loans were up 13% from the prior year and the business reported its eleventh consecutive quarter of single-digit net charge-off rates or net recoveries. AM period-end loans were up 8% over the prior year and 81% of mutual fund AUM ranked in the 1st or 2nd quartiles over the past five years. CIB maintained its

#1 ranking for Global Investment Banking fees with an 8.2% fee share for the third quarter of 2015. For a detailed discussion of results by line of business, refer to the Business Segment Results section beginning on page 17.
The Firm maintained its fortress balance sheet and added to its capital, ending the third quarter with a tangible book value per share of $47.36, up 8% over the prior year. The Firm’s estimated Basel III Advanced Fully Phased-In CET1 capital and ratio were $172.4 billion and 11.4%, respectively. The Firm’s fully phased-in supplementary leverage ratio (“SLR”) was 6.4% and JPMorgan Chase Bank, N.A.’s fully phased-in SLR was 6.5%. The Firm was also compliant with the fully phased-in U.S. liquidity coverage ratio (“LCR”) and had $505 billion of high quality liquid assets (“HQLA”) as of September 30, 2015. Tangible book value per share and each of these fully phased-in measures are non-GAAP financial measures and are used by management, bank regulators, investors and analysts to assess and monitor the Firm’s capital position and liquidity. For further discussion of Basel III Advanced Fully Phased-in measures and the SLR under the U.S. final SLR rule, see Regulatory capital on pages 69–73, and for further discussion of LCR and HQLA, see Liquidity Risk Management on pages 76–80.
JPMorgan Chase continued to support consumers, businesses and communities around the globe. The Firm provided credit and raised capital of $1.5 trillion for commercial and consumer clients during the first nine months of 2015. This included providing $462 billion of credit to corporations, $177 billion to consumers, and $16 billion to U.S. small businesses. During the first nine months of 2015, the Firm also raised $763 billion of capital for clients and $55 billion of credit was provided to, and capital was raised for, nonprofit and government entities, including states, municipalities, hospitals and universities.
2015 Business outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 85 of this Form 10-Q and Risk Factors on pages 8–17 of JPMorgan Chase’s 2014 Annual Report. There is no assurance that actual results for the fourth quarter or full year of 2015 will be in line with the outlook set forth below, and the Firm does not undertake to update any of these forward-looking statements to reflect the impact of circumstances or events that arise after the date hereof.
JPMorgan Chase’s outlook for the remainder of 2015 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client activity levels, and regulatory and legislative developments in the

U.S. and other countries where the Firm does business. Each of these interrelated factors will affect the performance of the Firm and its lines of business.
Management expects core loan growth of approximately 15% in the fourth quarter of 2015. The Firm continues to experience net charge-offs at levels lower than its through-the-cycle expectations. If stable credit quality trends continue, management expects the Firm’s total net charge-offs for the second half of 2015 to be consistent with the first half of 2015. Firmwide adjusted expense for the full year 2015 is expected to be approximately $56.5 billion, excluding firmwide legal expense.
In Mortgage Banking within CCB, management expects noninterest revenue in the fourth quarter of 2015 to decline by approximately $250 million compared with the prior year fourth quarter; the actual results will be market dependent. In Card Services within CCB, management expects the revenue rate in the fourth quarter of 2015 to be approximately 11.75%, driven by the impact of Card partnership renegotiations, which are expected to decrease run-rate noninterest revenue by approximately $200 million per quarter. However, in the fourth quarter of 2015, management expects noninterest revenue to be relatively flat compared with the prior year fourth quarter given the impact of non-core portfolio exits in the year-ago quarter, and expects net interest income to be relatively flat year-over-year as well.
In CIB, Markets revenue in the fourth quarter of 2015 is expected to decline sequentially due to seasonal trends. In Securities Services within CIB, at current market levels, management expects revenue to be below $950 million in the fourth quarter of 2015.
In CB, management expects noninterest expense to be approximately $720 million in the fourth quarter of 2015.
Business events
For a discussion of business events during the nine months ended September 30, 2015, see Note 2.

CONSOLIDATED RESULTS OF OPERATIONS
The following section of the MD&A provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2015 and 2014. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 81–83 of this Form 10-Q and pages 161–165 of JPMorgan Chase’s 2014 Annual Report.

Revenue
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change
Investment banking fees	$1,604	$1,538	4%	$5,231	$4,709	11%
Principal transactions	2,367	2,966	(20)	8,856	9,196	(4)
Lending- and deposit-related fees	1,463	1,479	(1)	4,244	4,347	(2)
Asset management, administration and commissions	3,845	3,978	(3)	11,667	11,821	(1)
Securities gains	33	6	450	129	48	169
Mortgage fees and related income	469	903	(48)	1,957	2,708	(28)
Card income	1,447	1,537	(6)	4,493	4,494	—
Other income(a)	628	955	(34)	1,796	2,467	(27)
Noninterest revenue	11,856	13,362	(11)	38,373	39,790	(4)
Net interest income	10,924	11,107	(2)	32,285	32,572	(1)
Total net revenue	$22,780	$24,469	(7)%	$70,658	$72,362	(2)%

(a)
Included operating lease income of $536 million and $433 million for the three months ended September 30, 2015 and 2014, respectively, and $1.5 billion and $1.3 billion for the nine months ended September 30, 2015 and 2014, respectively.

Total net revenue for the three and nine months ended September 30, 2015 was down by 7% and 2%, respectively, compared with the prior year, predominantly driven by lower CIB Fixed Income Markets revenue, including the impact of business simplification, lower Mortgage Banking revenue, and lower private equity gains, predominantly in Corporate. For the three and nine months ended September 30, 2015, these factors were partially offset by higher CIB Equity Markets revenue and higher Firmwide investment banking fees.
Investment banking fees increased from the three and nine months ended September 30, 2014, reflecting higher debt underwriting and advisory fees, partially offset by lower equity underwriting fees. The increase in debt underwriting fees for the three month period reflected higher noninvestment-grade issuance fees; for the nine month period, the increase was primarily driven by a higher share of fees from investment-grade bonds. The increase in advisory fees for both periods was driven by a greater share of fees for completed transactions; for the nine month period, growth in industry-wide fee levels also contributed to the increase. The decrease in equity underwriting fees for both periods was driven by a decline in industry-wide fee levels. Investment banking fee share and industry-wide data are sourced from Dealogic. For additional information on investment banking fees, see CIB segment results on pages 30–35, CB segment results on pages 36–39 and
Note 6.
Principal transactions revenue decreased in the three and nine months ended September 30, 2015 compared with the prior year, reflecting lower private equity gains in Corporate, driven by lower valuation gains and lower net gains on sales; and lower Fixed Income Markets revenue in CIB, driven by the impact of business simplification, and lower revenue in Securitized Products and Credit, partially offset by strong performance in Currencies & Emerging Markets; and additionally for the first nine months, by strong performance in Rates. The decrease in Fixed Income was partially offset by higher Equity Markets revenue reflecting strong performance across derivatives and cash equities, driven by higher client volumes. For additional information on principal transactions revenue, see CIB and Corporate segment results on pages 30–35 and pages 44–45, respectively, and Note 6.
Asset management, administration and commissions revenue for the three months and nine months ended September 30, 2015, decreased compared with the prior year, largely as a result of lower administration and other fees in CIB. For the nine months ended September 30, 2015, the decrease was partially offset by higher asset management fees on net client inflows into assets under management and higher average market levels in AM and CCB. For additional information on these fees and commissions, see the segment discussions of CCB on pages 18–29, AM on pages 40–43, and Note 6.
Mortgage fees and related income decreased compared with the three months ended September 30, 2014, driven by lower mortgage servicing rights (“MSR”) risk management income and lower servicing revenue, partially due to lower average third-party loans serviced. Compared with the nine months ended September 30, 2014, mortgage fees and related income decreased, driven by lower servicing revenue, largely as a result of lower average third-party loans serviced and lower net production revenue, reflecting a lower repurchase benefit. For further information on mortgage fees and related income, see the segment discussion of CCB on pages 18–29 and Note 16.
For additional information on lending- and deposit-related fees, see the segment results for CCB on pages 18–29, CIB on pages 30–35, and CB on pages 36–39; securities gains, see the Corporate segment discussion on pages 44–45 and
Note 11; and card income, see CCB segment results on pages 18–29.
Other income for the three months ended September 30, 2015 decreased compared with the prior year, reflecting the impact of business simplification in CIB; the absence of a nonrecurring gain in Mortgage Banking (“MB”); and the impact of the sale of Retirement Plan Services (“RPS”) business in 2014 and lower gains on seed capital investments in AM. These factors were partially offset by higher operating lease income as a result of growth in auto operating lease assets in CCB. In the nine months ended September 30, 2015, other income decreased from the prior year as a result of the impact of business simplification in CIB; the absence in the current period of a benefit recognized in the second quarter of 2014 from a franchise tax settlement; losses related to the accelerated amortization of cash flow hedges associated with the exit of certain non-operating deposits; and losses on the early redemption of trust preferred securities in the second quarter of 2015 and long-term debt in the first quarter of 2015 in Corporate. The decrease was partially offset by higher operating lease income as a result of growth in auto operating lease assets in CCB.
Net interest income decreased in the three months ended September 30, 2015 compared with the prior year, predominantly reflecting the impact of lower average investment securities balances and lower average trading asset balances and yields, partially offset by higher average loan balances. For the nine months ended September 30, 2015, net interest income decreased from the prior year, predominantly reflecting lower loan yields, lower average investment securities balances, and lower trading asset yields; these factors were partially offset by higher average loan balances, and the impact of lower deposit and long-term debt yields. The Firm’s average interest-earning assets were $2.1 trillion in the three months ended September 30, 2015, and the net interest yield on these assets, on a fully taxable equivalent (“FTE”) basis, was 2.16%, a decrease of 3 basis points from the prior year. For the nine months ended September 30, 2015, the Firm’s average interest-earning assets were $2.1 trillion, and the net interest yield on these assets, on a FTE basis, was 2.11%, a decrease of 8 basis points from the prior year.

Provision for credit losses
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change
Consumer, excluding credit card	$(389)	$99	NM	$(345)	$181	NM
Credit card	759	798	(5)%	2,348	2,371	(1)%
Total consumer	370	897	(59)%	2,003	2,552	(22)%
Wholesale	312	(140)	NM	573	(253)	NM
Total provision for credit losses	$682	$757	(10)%	$2,576	$2,299	12%
The provision for credit losses in the three months ended September 30, 2015 decreased from the prior year as a result of a decline in the consumer, excluding credit card, provision, due to a larger reduction in the residential real estate portfolio allowance for loan losses, reflecting the continued improvement in home prices and delinquencies as well as increased granularity in the impairment estimates, and lower net charge-offs. The decrease was partially offset by an increase in the wholesale provision, reflecting the impact of select downgrades, including within the Oil & Gas portfolio. For the nine months ended

September 30, 2015, the provision for credit losses increased from the prior year as a result of an increase in the wholesale provision, reflecting the impact of the aforementioned downgrades, partially offset by a decline in the consumer provision, reflecting lower net charge-offs. For a more detailed discussion of the credit portfolio and the allowance for credit losses, see the segment
discussions of CCB on pages 18–29, CIB on pages 30–35,
CB on pages 36–39, and the Allowance for credit losses on pages 60–62.

Noninterest expense
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change
Compensation expense	$7,320	$7,831	(7)%	$23,057	$23,300	(1)%
Noncompensation expense:
Occupancy	965	978	(1)	2,821	2,903	(3)
Technology, communications and equipment	1,546	1,465	6	4,536	4,309	5
Professional and outside services	1,776	1,907	(7)	5,178	5,625	(8)
Marketing	704	610	15	1,937	1,824	6
Other expense(a)(b)	3,057	3,007	2	7,222	7,904	(9)
Total noncompensation expense	8,048	7,967	1	21,694	22,565	(4)
Total noninterest expense	$15,368	$15,798	(3)%	$44,751	$45,865	(2)%

(a)
Included firmwide legal expense of $1.3 billion and $1.1 billion for the three months ended September 30, 2015 and 2014, respectively, and $2.3 billion and $1.8 billion for the nine months ended September 30, 2015 and 2014, respectively

(b)
Included Federal Deposit Insurance Corporation-related (“FDIC”) expense of $298 million and $250 million for the three months ended September 30, 2015 and 2014, respectively, and $916 million and $809 million for the nine months ended September 30, 2015 and 2014, respectively.

Total noninterest expense for the three and nine months ended September 30, 2015 decreased by 3% and 2%, respectively, from the prior year, driven by lower CIB expense related to compensation and business simplification, and lower professional and outside services expense, partially offset by higher legal expense.
Compensation expense decreased compared with the three and nine months ended September 30, 2014, predominantly driven by lower performance-based incentives and the impact of reduced headcount in MB, partially offset by higher postretirement benefit costs and the impact of investments in the businesses, including headcount for controls.
Noncompensation expense in the three months ended September 30 2015 was relatively flat compared with the prior year, reflecting higher legal expense (which is included in other expense), higher depreciation expense, predominantly associated with a higher volume of auto operating lease assets in CCB, and higher marketing expense. These factors were offset by the benefits of lower costs resulting from business simplification in CIB and lower professional and outside services expense, reflecting lower legal services expense and the impact of a reduced number of contractors in the businesses. For the nine months ended September 30, 2015, noncompensation expense decreased from the prior year, reflecting the benefits from business simplification in CIB; lower professional and outside services expense, reflecting lower legal services expense and the impact of a reduced number of contractors in the businesses; and lower amortization of intangibles. These factors were partially offset by higher legal expense, higher depreciation expense, largely associated with a higher volume of auto operating lease assets in CCB, higher marketing expense in CCB, and higher FDIC-related expense. For a further discussion of legal expense, see Note 23.

Income tax expense
(in millions, except rate)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Income before income tax expense	$6,730	$7,914	(15)%	$23,331	$24,198	(4)%
Income tax expense/(benefit)	(74)	2,349	NM	4,323	7,384	(41)
Effective tax rate	(1.1)%	29.7%		18.5%	30.5%

The effective tax rate in the three and nine months ended September 30, 2015 decreased compared with the respective prior year periods, predominantly due to the recognition of tax benefits in 2015 of $2.2 billion and $2.7 billion, respectively, which reduced the Firm’s effective tax rate by 32.0% and 11.7%, respectively. The effective tax rate was also affected by the change in mix of income and expense subject to U.S. federal and state and local taxes. The recognition of tax benefits in 2015 resulted from the resolution of various tax audits, as well as the release of U.S. deferred taxes associated with the restructuring of certain non-U.S. entities. For further information see Note 26 of JPMorgan Chase’s 2014 Annual Report, and Note 2 of this Form 10-Q.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Consolidated balance sheets overview
JPMorgan Chase’s total assets and total liabilities decreased by 6% and 7%, respectively, compared with December 31, 2014. The following is a discussion of the significant changes.

Selected Consolidated balance sheets data
(in millions)	Sep 30, 2015	Dec 31, 2014	Change
Assets
Cash and due from banks	$21,258	$27,831	(24)%
Deposits with banks	376,196	484,477	(22)
Federal funds sold and securities purchased under resale agreements	218,467	215,803	1
Securities borrowed	105,668	110,435	(4)
Trading assets:
Debt and equity instruments	293,040	320,013	(8)
Derivative receivables	68,668	78,975	(13)
Securities	306,660	348,004	(12)
Loans	809,457	757,336	7
Allowance for loan losses	(13,466)	(14,185)	(5)
Loans, net of allowance for loan losses	795,991	743,151	7
Accrued interest and accounts receivable	57,926	70,079	(17)
Premises and equipment	14,709	15,133	(3)
Goodwill	47,405	47,647	(1)
Mortgage servicing rights	6,716	7,436	(10)
Other intangible assets	1,036	1,192	(13)
Other assets	103,381	102,597	1
Total assets	$2,417,121	$2,572,773	(6)
Cash and due from banks and deposits with banks
The Firm’s excess cash was placed with various central banks, predominantly Federal Reserve Banks. The net decrease in cash and due from banks and deposits with banks was driven by lower wholesale non-operating deposits.
Trading assets–debt and equity instruments
The decrease in trading assets was predominantly due to client-driven market-making activities in CIB, which resulted in lower levels of equity securities. For additional information, refer to Notes 3.
Trading assets and liabilities–derivative receivables and payables
The decrease in both receivables and payables was predominantly due to client-driven market-making activities in CIB, as a result of market movements, maturities and settlements. For additional information, refer to Derivative contracts on pages 58–59, and Notes 3 and 5.
Securities
The decrease was largely due to paydowns and maturities of non-U.S. residential mortgage-backed securities (“MBS”), U.S. government agency MBS, and non-U.S. government debt securities; the decrease reflected a shift to higher loan balances. For additional information related to securities, refer to the discussion in the Corporate segment on pages 44–45, and Notes 3 and 11.
Loans and allowance for loan losses
The increase in loans reflected higher consumer and wholesale balances. The increase in consumer loans was due to originations and retention of high-quality prime mortgages in Mortgage Banking (“MB”) and AM, partially offset by lower credit card loans due to seasonality and non-core loan portfolio sales. The increase in wholesale loans largely reflected higher commercial real estate originations, particularly in CB.
The decrease in the allowance for loan losses was due to a reduction in the residential real estate portfolio allowance, driven by the continued improvement in home prices and delinquencies, as well as increased granularity in the impairment estimates. The credit card allowance was relatively unchanged. The wholesale allowance increased reflecting the impact of select downgrades, including within the Oil & Gas portfolio. For a more detailed discussion of loans and the allowance for loan losses, refer to Credit Risk Management on pages 47–62, and Notes 3, 4, 13 and 14.
Accrued interest and accounts receivable
The decrease was predominantly due to lower client receivables related to client activity in CIB.
Mortgage servicing rights
For additional information on MSRs, see Note 16.
Other assets
Other assets was relatively flat, as the increase in tax receivables associated with the resolution of certain tax audits and higher auto operating lease assets from growth in business volume was offset by lower private equity investments driven by the sale of a portion of the Private Equity business and other portfolio sales.

Selected Consolidated balance sheets data (continued)
(in millions)	Sep 30, 2015	Dec 31, 2014	Change
Liabilities
Deposits	$1,273,106	$1,363,427	(7)
Federal funds purchased and securities loaned or sold under repurchase agreements	180,319	192,101	(6)
Commercial paper	19,656	66,344	(70)
Other borrowed funds	27,174	30,222	(10)
Trading liabilities:
Debt and equity instruments	84,334	81,699	3
Derivative payables	57,140	71,116	(20)
Accounts payable and other liabilities	187,986	206,939	(9)
Beneficial interests issued by consolidated VIEs	48,733	52,362	(7)
Long-term debt	292,945	276,836	6
Total liabilities	2,171,393	2,341,046	(7)
Stockholders’ equity	245,728	231,727	6
Total liabilities and stockholders’ equity	$2,417,121	$2,572,773	(6)%
Deposits
The decrease was attributable to lower wholesale deposits, partially offset by higher consumer deposits. The decrease in wholesale deposits reflected the impact of the Firm’s actions to reduce non-operating deposits, consistent with its announcement in February 2015, as well as the normalization of deposit levels from year-end seasonal inflows. The increase in consumer deposits reflected a continuing positive growth trend, resulting from strong customer retention based on higher customer satisfaction. For more information on deposits, refer to the CCB, CIB, CB and AM segment discussions on pages 18–29, pages 30–35, pages 36–39, and pages 40–43, respectively; the Liquidity Risk Management discussion on pages 76–80; and Notes 3 and 17.
Federal funds purchased and securities loaned or sold under repurchase agreements
The decrease reflected a decline in secured financing of trading assets-debt and equity instruments. For additional information on the Firm’s Liquidity Risk Management, see pages 76–80.
Commercial paper
The decrease was due to the discontinuation of a cash management product that offered customers the option of sweeping their deposits into commercial paper (“customer sweeps”), and lower issuances in the wholesale markets, consistent with Treasury’s short-term funding plans. For additional information, see Liquidity Risk Management on pages 76–80.

Accounts payable and other liabilities
The decrease was due to lower brokerage customer payables related to client activity in CIB.
Beneficial interests issued by consolidated VIEs
For further information on Firm-sponsored variable interest
entities (“VIEs”) and loan securitization trusts, see Off-
Balance Sheet Arrangements on page 12 and Note 15.
Long-term debt
The increase was due to net issuances, consistent with Treasury’s long-term funding plans. For additional information on the Firm’s long-term debt activities, see Liquidity Risk Management on pages 76–80.
Stockholders’ equity
The increase was due to net income and preferred stock issuances, partially offset by the declaration of cash dividends on common and preferred stock, and repurchases of common stock. For additional information on accumulated other comprehensive income/(loss) (“AOCI”), see Note 19; for the Firm’s capital actions, see Capital actions on pages 74–75.

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
For certain liquidity commitments to SPEs, JPMorgan Chase Bank, N.A., could be required to provide funding if its short-term credit rating were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s Investors Service (“Moody’s”), Standard & Poor’s and Fitch, respectively. These liquidity commitments support the issuance of asset-backed commercial paper by Firm-administered consolidated SPEs. In the event of a short-term credit rating downgrade, JPMorgan Chase Bank, N.A., absent other solutions, would be required to provide funding to the SPE, if the commercial paper could not be reissued as it matured. The aggregate amounts of commercial paper outstanding held by third parties as of September 30, 2015, and December 31, 2014, was $13.0 billion and $12.1 billion, respectively. The aggregate amounts of commercial paper issued by these SPEs and outstanding could increase in future periods should clients of the Firm-administered consolidated SPEs draw down on certain unfunded lending-related commitments. These unfunded lending-related commitments were $6.9 billion and $9.9 billion at September 30, 2015, and December 31, 2014, respectively. The Firm could facilitate the refinancing of some of the clients’ assets in order to reduce the funding obligation. For further information, see the discussion of Firm-administered multiseller conduits in Note 15.

The Firm also acts as liquidity provider for certain municipal bond vehicles. The Firm’s obligation to perform as liquidity provider is conditional and is limited by certain termination events, which include bankruptcy or failure to pay by the municipal bond issuer and any credit enhancement provider, an event of taxability on the municipal bonds or the immediate downgrade of the municipal bond to below investment grade. See Note 15 for additional information.
Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related financial instruments, guarantees and other commitments, and the Firm’s accounting for them, see Lending-related commitments on page 58 and Note 21 (including the table that presents the related amounts by contractual maturity as of September 30, 2015). For a discussion of liabilities associated with loan sales- and securitization-related indemnifications, see Note 21.

CONSOLIDATED CASH FLOWS ANALYSIS
For a discussion of the activities affecting the Firm’s cash flows, see Consolidated Balance Sheets Analysis on pages 10–11 of this Form 10-Q and page 76 of JPMorgan Chase’s 2014 Annual Report.

(in millions)	Nine months ended September 30,
	2015	2014
Net cash provided by/(used in)
Operating activities	$57,299	$7,847
Investing activities	79,722	(95,630)
Financing activities	(143,513)	74,061
Effect of exchange rate changes on cash	(81)	(677)
Net decrease in cash and due from banks	$(6,573)	$(14,399)

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
Cash provided by operating activities in 2015 resulted from a decrease in trading assets predominantly due to client-driven market-making activities in CIB resulting in lower levels of equity securities, offset by a decrease in accounts payable and other liabilities due to lower brokerage customer payables related to client activity in CIB. Cash used during 2014 resulted from higher trading assets, predominantly debt and equity instruments related to client-driven marketing-making activities in CIB. For both periods, cash was provided by net income after noncash operating adjustments; and higher net proceeds from loan securitizations and sales activities, reflecting lower levels of activity over the prior year.

Investing activities
Cash provided by investing activities during 2015 predominantly resulted from a net decrease in deposits with banks which was driven by lower wholesale non-operating deposits, and net proceeds from paydowns, maturities, sales, and purchases of investment securities. Partially offsetting these net inflows was cash used for net originations of consumer and wholesale loans. Cash used in investing activities during 2014 predominantly resulted from increases in deposits with banks, reflecting higher levels of excess funds; increases in wholesale loans due to net originations; and net purchases of investment securities. Partially offsetting these net cash outflows in 2014 was a net decline in securities purchased under resale agreements due to a shift in the deployment of the Firm’s excess cash by Treasury.
Financing activities
Cash used in financing activities in 2015 resulted from lower wholesale deposits partially offset by higher consumer deposits. The decrease in wholesale deposits reflects the impact of the Firm’s commitment to reduce non-operating deposits as announced in February 2015, as well as the normalization of deposit levels from year-end seasonal inflows. The increase in consumer deposits reflected a continuing positive growth trend, resulting from strong customer retention based on higher customer satisfaction. Additionally, in 2015 cash outflows were attributable to lower levels of commercial paper due to a discontinuation of a cash management product that offered customers the option of sweeping their deposits into commercial paper, and lower issuances in the wholesale markets. Offsetting these outflows were net proceeds from long-term borrowings. Cash provided by financing activities in 2014 resulted predominantly from higher consumer and wholesale deposits and an increase in securities loaned or sold under repurchase agreements due to higher financing of the Firm’s trading assets-debt and equity instruments. For both periods, cash was provided by the issuance of preferred stock and used for repurchases of common stock and dividends on common and preferred stock.
* * *
For a further discussion of the activities affecting the Firm’s cash flows, see Consolidated Balance Sheets Analysis on pages 10–11, Capital Management on pages 69–75, and Liquidity Risk Management on pages 76–80.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its Consolidated Financial Statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”); these financial statements appear on pages 86–90. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year-to-year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended September 30,
	2015			2014
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$628	$477	$1,105	$955	$424	$1,379
Total noninterest revenue	11,856	477	12,333	13,362	424	13,786
Net interest income	10,924	278	11,202	11,107	253	11,360
Total net revenue	22,780	755	23,535	24,469	677	25,146
Pre-provision profit	7,412	755	8,167	8,671	677	9,348
Income before income tax expense	6,730	755	7,485	7,914	677	8,591
Income tax expense/(benefit)	$(74)	$755	$681	$2,349	$677	$3,026
Overhead ratio	67%	NM	65%	65%	NM	63%

	Nine months ended September 30,
	2015			2014
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,796	$1,405	$3,201	$2,467	$1,251	$3,718
Total noninterest revenue	38,373	1,405	39,778	39,790	1,251	41,041
Net interest income	32,285	823	33,108	32,572	723	33,295
Total net revenue	70,658	2,228	72,886	72,362	1,974	74,336
Pre-provision profit	25,907	2,228	28,135	26,497	1,974	28,471
Income before income tax expense	23,331	2,228	25,559	24,198	1,974	26,172
Income tax expense/(benefit)	$4,323	$2,228	$6,551	$7,384	$1,974	$9,358
Overhead ratio	63%	NM	61%	63%	NM	62%
(a) Predominantly recognized in CIB and CB business segments and Corporate.

Tangible common equity (“TCE”), ROTCE and TBVPS are each non-GAAP financial measures. TCE represents the Firm’s common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less goodwill and identifiable intangible assets (other than MSRs), net of related deferred tax liabilities. ROTCE measures the Firm’s earnings as a percentage of average TCE. TBVPS represents the Firm’s TCE at period-end divided by common shares at period-end. TCE, ROTCE, and TBVPS are meaningful to the Firm, as well as investors and analysts, in assessing the Firm’s use of equity. Additionally, certain capital ratios disclosed by the Firm are non-GAAP measures. For additional information on these non-GAAP measures, see Regulatory capital on pages 69–73.

Tangible common equity	Period-end		Average
			Three months ended September 30,		Nine months ended September 30,
(in millions, except per share and ratio data)	Sep 30, 2015	Dec 31, 2014
			2015	2014	2015	2014
Common stockholders’ equity	$219,660	$211,664	$217,023	$209,621	$214,389	$205,888
Less: Goodwill	47,405	47,647	47,428	48,081	47,468	48,073
Less: Certain identifiable intangible assets	1,036	1,192	1,064	1,308	1,112	1,423
Add: Deferred tax liabilities(a)	3,105	2,853	2,991	2,980	2,909	2,959
Tangible common equity	$174,324	$165,678	$171,522	$163,212	$168,718	$159,351

Return on tangible common equity	NA	NA	15%	13%	14%	13%
Tangible book value per share	$47.36	$44.60	NA	NA	NA	NA

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

Net interest income excluding CIB markets-based activities data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except rates)	2015	2014	Change	2015	2014	Change
Net interest income – managed basis(a)(b)	$11,202	$11,360	(1)%	$33,108	$33,295	(1)%
Less: Markets-based net interest income	1,164	1,542	(25)	3,661	4,102	(11)
Net interest income excluding markets(a)	$10,038	$9,818	2	$29,447	$29,193	1

Average interest-earning assets	$2,056,890	$2,061,785	—	$2,100,773	$2,030,665	3
Less: Average markets-based interest-earning assets	476,120	513,051	(7)	495,460	507,675	(2)
Average interest-earning assets excluding markets	$1,580,770	$1,548,734	2%	$1,605,313	$1,522,990	5%
Net interest yield on average interest-earning assets – managed basis	2.16%	2.19%		2.11%	2.19%
Net interest yield on average markets-based interest-earning assets	0.97	1.19		0.99	1.08
Net interest yield on average interest-earning assets excluding markets	2.52%	2.52%		2.45%	2.56%

(a)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(b)	For a reconciliation of net interest income on a reported and managed basis, see reconciliation from the Firm’s reported U.S. GAAP results to managed basis on page 14.

Quarterly and year-to-date results
Net interest income excluding CIB’s markets-based activities increased by $220 million and $254 million, respectively, for the three and nine months ended September 30, 2015, when compared with the prior year periods. Results for the three months ended September 30, 2015 reflected higher average loan balances partially offset by the impact of lower average investment securities balances. Results for the nine months ended September 30, 2015 reflected higher average loan balances and the impact of lower deposit and long-term debt yields, partially offset by lower loan yields and lower average investment securities balances. Average interest-earning assets excluding assets related to CIB’s markets-based activities increased by $32 billion to $1.6 trillion and by $82 billion to $1.6 trillion, respectively, for the three and nine months ended September 30, 2015, when compared with the prior year periods; these increases primarily reflected the impact of higher average deposits with banks. The net interest yield excluding CIB’s markets-based activities was flat at 2.52% for the three months ended September 30, 2015 and decreased by 11 basis points to 2.45% for the nine months ended September 30, 2015.

Income before income tax expense, net income and earnings per share excluding certain items
Presented below are the Firm’s income before income tax expense, net income and earnings per share excluding certain items. These measures should be viewed in addition to, and not as a substitute for, the Firm’s reported results. Management believes this information helps investors understand the effect of these items on reported results and provides an additional presentation of the Firm’s performance. The table below provides a reconciliation of reported results to these non-GAAP financial measures.

Reconciliation of reported to adjusted results

Three months ended September 30, 2015 (in millions, except per share)	Income before income tax expense	Net income	Earnings per share

Reported results	$6,730	$6,804	$1.68

Adjustments:
Firmwide legal expense	1,347	973	0.26
Firmwide tax benefits	—	(2,164)	(0.57)
Consumer credit reserve releases	(591)	(366)	(0.10)
Wholesale credit reserve builds	310	192	0.05
Total adjustments	1,066	(1,365)	(0.36)
Adjusted results	$7,796	$5,439	$1.32

BUSINESS SEGMENT RESULTS
The Firm is managed on a line of business basis. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate segment.
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures, on pages 14–16.
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
Business segment capital allocation changes
On at least an annual basis, the Firm assesses the level of capital required for each line of business as well as the assumptions and methodologies used to allocate capital to its lines of business and updates the equity allocations to its lines of business as refinements are implemented.  Each business segment is allocated capital by taking into consideration regulatory capital requirements (as estimated under Basel III Advanced Fully Phased-In), economic risk measures and stand-alone peer comparisons. The amount of capital assigned to each business is referred to as equity.  For further information about these capital changes, see Line of business equity on page 74.

Segment Results – Managed basis
The following tables summarize the business segment results for the periods indicated.

Three months ended September 30,	Total net revenue			Total noninterest expense			Pre-provision profit/(loss)
(in millions)	2015	2014	Change	2015	2014	Change	2015	2014	Change
Consumer & Community Banking	$10,879	$11,367	(4)%	$6,237	$6,305	(1)%	$4,642	$5,062	(8)%
Corporate & Investment Bank	8,168	9,105	(10)	6,131	6,035	2	2,037	3,070	(34)
Commercial Banking	1,644	1,703	(3)	719	668	8	925	1,035	(11)
Asset Management	2,894	3,046	(5)	2,109	2,081	1	785	965	(19)
Corporate	(50)	(75)	33	172	709	(76)	(222)	(784)	72
Total	$23,535	$25,146	(6)%	$15,368	$15,798	(3)%	$8,167	$9,348	(13)%

Three months ended September 30,	Provision for credit losses			Net income			Return on common equity
(in millions, except ratios)	2015	2014	Change	2015	2014	Change	2015	2014
Consumer & Community Banking	$389	$902	(57)%	$2,630	$2,529	4%	20%	19%
Corporate & Investment Bank	232	(67)	NM	1,464	1,680	(13)	8	10
Commercial Banking	82	(79)	NM	518	671	(23)	14	18
Asset Management	(17)	9	NM	475	590	(19)	20	25
Corporate	(4)	(8)	50	1,717	95	NM	NM	NM
Total	$682	$757	(10)%	$6,804	$5,565	22%	12%	10%

Nine months ended September 30,	Total net revenue			Total noninterest expense			Pre-provision profit/(loss)
(in millions)	2015	2014	Change	2015	2014	Change	2015	2014	Change
Consumer & Community Banking	$32,598	$33,419	(2)%	$18,637	$19,198	(3)%	$13,961	$14,221	(2)%
Corporate & Investment Bank	26,473	27,212	(3)	16,925	17,697	(4)	9,548	9,515	—
Commercial Banking	5,125	5,112	—	2,131	2,029	5	2,994	3,083	(3)
Asset Management	9,074	8,828	3	6,690	6,218	8	2,384	2,610	(9)
Corporate	(384)	(235)	(63)	368	723	(49)	(752)	(958)	22
Total	$72,886	$74,336	(2)%	$44,751	$45,865	(2)%	$28,135	$28,471	(1)%

Nine months ended September 30,	Provision for credit losses			Net income			Return on common equity
(in millions, except ratios)	2015	2014	Change	2015	2014	Change	2015	2014
Consumer & Community Banking	$2,021	$2,570	(21)%	$7,382	$7,006	5%	18%	18%
Corporate & Investment Bank	251	(102)	NM	6,342	5,936	7	13	12
Commercial Banking	325	(141)	NM	1,641	1,942	(15)	15	18
Asset Management	(13)	1	NM	1,428	1,613	(11)	20	23
Corporate	(8)	(29)	72	2,215	317	NM	NM	NM
Total	$2,576	$2,299	12%	$19,008	$16,814	13%	11%	10%

CONSUMER & COMMUNITY BANKING
For a discussion of the business profile of CCB, see pages 81–91 of JPMorgan Chase’s 2014 Annual Report and Line of Business Metrics on page 182.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Revenue
Lending- and deposit-related fees	$836	$804	4%	$2,320	$2,257	3%
Asset management, administration and commissions	565	534	6	1,648	1,558	6
Mortgage fees and related income	469	902	(48)	1,955	2,706	(28)
Card income	1,335	1,478	(10)	4,165	4,312	(3)
All other income	524	496	6	1,466	1,283	14
Noninterest revenue	3,729	4,214	(12)	11,554	12,116	(5)
Net interest income	7,150	7,153	—	21,044	21,303	(1)
Total net revenue	10,879	11,367	(4)	32,598	33,419	(2)

Provision for credit losses	389	902	(57)	2,021	2,570	(21)

Noninterest expense
Compensation expense	2,413	2,627	(8)	7,421	8,003	(7)
Noncompensation expense	3,824	3,678	4	11,216	11,195	—
Total noninterest expense	6,237	6,305	(1)	18,637	19,198	(3)
Income before income tax expense	4,253	4,160	2	11,940	11,651	2
Income tax expense	1,623	1,631	—	4,558	4,645	(2)
Net income	$2,630	$2,529	4%	$7,382	$7,006	5%

Financial ratios
Return on common equity	20%	19%		18%	18%
Overhead ratio	57	55		57	57
Note: In the discussion and the tables which follow, CCB presents certain financial measures which exclude the impact of PCI loans; these are non-GAAP financial measures. For additional information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14–16.
Quarterly results
Consumer & Community Banking net income was $2.6 billion, an increase of 4% compared with the prior year, driven by lower provision for credit losses, offset by lower net revenue.
Net revenue was $10.9 billion, a decrease of 4% compared with the prior year. Net interest income was $7.2 billion, flat, reflecting spread compression, offset by higher deposit and loan balances, and a reduction in the reserve for uncollectible interest and fees in Credit Card. Noninterest revenue was $3.7 billion, down 12%, predominantly driven by lower mortgage fees and related income.
The provision for credit losses was $389 million, a decrease of 57% compared with the prior year, reflecting a larger reduction in the allowance for loan losses and lower net charge-offs. The current-quarter provision reflected a $575 million reduction in the allowance for loan losses. The prior year included a $200 million reduction in the allowance for loan losses. For more information, including net charge-off amounts and rates, see Consumer Credit Portfolio on pages 48–53.
Noninterest expense was $6.2 billion, a decrease of 1% from the prior year, driven by lower Mortgage Banking and Consumer & Business Banking expense, largely offset by higher Card expense.

Year-to-date results
Consumer & Community Banking net income was $7.4 billion, an increase of 5% compared with the prior year, driven by lower noninterest expense and lower provision for credit losses, largely offset by lower net revenue.
Net revenue was $32.6 billion, a decrease of 2% compared with the prior year. Net interest income was $21.0 billion, down 1%, driven by spread compression, predominantly offset by higher deposit and loan balances, and lower reversals of interest and fees due to lower net charge-offs in Credit Card. Noninterest revenue was $11.6 billion, down 5%, driven by lower mortgage fees and related income, partially offset by higher Auto lease income.
The provision for credit losses was $2.0 billion, a decrease of 21% from the prior year, reflecting lower net charge-offs. Both the current- and prior-year provision reflected a $1.0 billion reduction in the allowance for loan losses. For more information, including net charge-off amounts and rates, see Consumer Credit Portfolio on pages 48–53.
Noninterest expense was $18.6 billion, a decrease of 3% from the prior year, driven by lower Mortgage Banking expense.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2015	2014	Change	2015	2014	Change
Selected balance sheet data (period-end)
Total assets	$484,253	$448,033	8%	$484,253	$448,033	8%
Trading assets – loans(a)	6,633	10,750	(38)	6,633	10,750	(38)
Loans:
Loans retained	427,958	390,709	10	427,958	390,709	10
Loans held-for-sale(b)	1,582	876	81	1,582	876	81
Total loans	429,540	391,585	10	429,540	391,585	10
Core loans	320,415	259,943	23	320,415	259,943	23
Deposits	539,182	493,249	9	539,182	493,249	9
Equity(c)	51,000	51,000	—	51,000	51,000	—
Selected balance sheet data (average)
Total assets	$478,914	$447,121	7	$465,782	$446,904	4
Trading assets – loans(a)	8,468	9,346	(9)	7,845	7,802	1
Loans:
Loans retained	419,741	390,129	8	407,042	389,024	5
Loans held-for-sale(d)	2,124	876	142	2,399	749	220
Total loans	421,865	391,005	8	409,441	389,773	5
Deposits	535,987	492,022	9	525,951	483,297	9
Equity(c)	51,000	51,000	—	51,000	51,000	—

Headcount	128,601	138,686	(7)%	128,601	138,686	(7)%

(a)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value.

(b)
Included period-end credit card loans held-for-sale of $1.3 billion and $395 million at September 30, 2015 and 2014, respectively. These amounts were excluded when calculating delinquency rates and the allowance for loan losses to period-end loans.

(c)	Equity is allocated to the sub-business segments with $5.0 billion and $3.0 billion of capital in 2015 and 2014, respectively, held at the CCB level related to legacy mortgage servicing matters.

(d)
Included average credit card loans held-for-sale of $1.3 billion and $335 million for the three months ended September 30, 2015 and 2014, respectively, and $1.9 billion and $352 million for the nine months ended September 30, 2015 and 2014. These amounts are excluded when calculating the net charge-off rate.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2015	2014	Change	2015	2014	Change
Credit data and quality statistics
Net charge-offs(a)	$965	$1,102	(12)%	$3,046	$3,576	(15)%
Nonaccrual loans(b)(c)	5,433	6,639	(18)	5,433	6,639	(18)
Nonperforming assets(b)(c)	5,778	7,138	(19)	5,778	7,138	(19)
Allowance for loan losses(a)	9,211	10,993	(16)	9,211	10,993	(16)
Net charge-off rate(a)	0.91%	1.12%		1.00%	1.23%
Net charge-off rate, excluding PCI loans	1.02	1.28		1.12	1.41
Allowance for loan losses to period-end loans retained	2.15	2.81		2.15	2.81
Allowance for loan losses to period-end loans retained, excluding PCI loans(d)	1.67	2.14		1.67	2.14
Allowance for loan losses to nonaccrual loans retained, excluding credit card(b)(d)	55	57		55	57
Nonaccrual loans to total period-end loans, excluding credit card	1.80	2.51		1.80	2.51
Nonaccrual loans to total period-end loans, excluding credit card and PCI loans (b)	2.09	3.07		2.09	3.07
Business metrics
Number of:
Branches	5,471	5,613	(3)%	5,471	5,613	(3)%
ATMs	18,623	20,513	(9)	18,623	20,513	(9)
Active online customers (in thousands) (e)	38,511	35,957	7	38,511	35,957	7
Active mobile customers (in thousands)	22,232	18,351	21	22,232	18,351	21
CCB households (in millions)	58.0	57.1	2	58.0	57.1	2

(a)
Net charge-offs and the net charge-off rates excluded $52 million and $87 million of write-offs in the PCI portfolio for the three months ended September 30, 2015 and 2014, respectively, and $162 million and $196 million of write-offs in the PCI portfolio for the nine months ended September 30, 2015 and 2014, respectively. These write-offs decreased the allowance for loan losses for PCI loans. For further information on PCI write-offs, see Allowance for Credit Losses on pages 60–62.

(b)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(c)
At September 30, 2015 and 2014, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $6.6 billion and $7.8 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) of $289 million and $354 million, respectively, that are 90 or more days past due; (3) real estate owned (“REO”) insured by U.S. government agencies of $327 million and $464 million, respectively. These amounts have been excluded based upon the government guarantee.

(d)	The allowance for loan losses for PCI loans was $2.8 billion and $3.7 billion at September 30, 2015 and 2014, respectively; these amounts were also excluded from the applicable ratios.

(e)	Users of all internet browsers and mobile platforms (mobile smartphone, tablet and SMS) who have logged in within the past 90 days.

Consumer & Business Banking

Selected financial statement data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Revenue
Lending- and deposit-related fees	$829	$796	4%	$2,300	$2,234	3%
Asset management, administration and commissions	546	522	5	1,592	1,512	5
Card income	440	409	8	1,279	1,191	7
All other income	135	127	6	392	411	(5)
Noninterest revenue	1,950	1,854	5	5,563	5,348	4
Net interest income	2,605	2,807	(7)	7,833	8,319	(6)
Total net revenue	4,555	4,661	(2)	13,396	13,667	(2)

Provision for credit losses	50	75	(33)	178	217	(18)

Noninterest expense	2,956	3,032	(3)	8,970	9,123	(2)
Income before income tax expense	1,549	1,554	—	4,248	4,327	(2)
Net income	$954	$927	3	$2,613	$2,582	1

Return on common equity	32%	33%		29%	31%
Overhead ratio	65	65		67	67
Equity (period-end and average)	$11,500	$11,000	5%	$11,500	$11,000	5%
Quarterly results
Consumer & Business Banking net income was $954 million, an increase of 3% compared with the prior year.
Net revenue was $4.6 billion, down 2% compared with the prior year. Net interest income was $2.6 billion, down 7% due to deposit spread compression, largely offset by higher deposit balances. Noninterest revenue was $2.0 billion, up 5%, driven by higher deposit-related fees, higher debit card revenue, reflecting an increase in transaction volume, and higher investment revenue, reflecting an increase in client investment assets.
Noninterest expense was $3.0 billion, a decrease of 3% from the prior year, driven by branch efficiencies.

Year-to-date results
Consumer & Business Banking net income was $2.6 billion, an increase of 1% compared with the prior year.
Net revenue was $13.4 billion, down 2% compared with the prior year. Net interest income was $7.8 billion, down 6% due to deposit spread compression, largely offset by higher deposit balances. Noninterest revenue was $5.6 billion, up 4%, driven by higher debit card revenue, reflecting an increase in transaction volume, and higher investment revenue, reflecting an increase in client investment assets.
Noninterest expense was $9.0 billion, a decrease of 2% from the prior year, driven by branch efficiencies, partially offset by higher legal expense.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2015	2014	Change	2015	2014	Change
Business metrics
Business banking origination volume	$1,715	$1,649	4%	$5,166	$5,070	2%
Period-end loans	22,346	20,644	8	22,346	20,644	8
Period-end deposits:
Checking	231,968	203,839	14	231,968	203,839	14
Savings	273,468	251,661	9	273,468	251,661	9
Time and other	18,547	23,304	(20)	18,547	23,304	(20)
Total period-end deposits	523,983	478,804	9	523,983	478,804	9
Average loans	22,069	20,382	8	21,709	19,923	9
Average deposits:
Checking	229,003	201,473	14	223,753	196,194	14
Savings	271,526	250,845	8	266,440	247,889	7
Time and other	18,885	23,845	(21)	19,843	24,712	(20)
Total average deposits	519,414	476,163	9	510,036	468,795	9
Deposit margin	1.86%	2.20%		1.92%	2.24%
Average assets	$40,991	$38,089	8	$41,348	$38,006	9
Credit data and quality statistics
Net charge-offs	$50	$75	(33)	$177	$220	(20)
Net charge-off rate	0.90%	1.46%		1.09%	1.48%
Allowance for loan losses	$703	$703	—	$703	$703	—
Nonperforming assets	242	304	(20)	242	304	(20)
Retail branch business metrics
Net new investment assets	$2,783	$4,269	(35)	$9,966	$12,834	(22)
Client investment assets	213,263	207,790	3	213,263	207,790	3
% managed accounts	41%	39%		41%	39%
Number of:
Chase Private Client locations	2,740	2,461	11	2,740	2,461	11
Personal bankers	18,554	20,965	(12)	18,554	20,965	(12)
Sales specialists	3,600	4,155	(13)	3,600	4,155	(13)
Client advisors	2,965	3,099	(4)	2,965	3,099	(4)
Chase Private Clients	418,258	290,662	44	418,258	290,662	44
Accounts (in thousands)(a)	31,277	30,424	3%	31,277	30,424	3%

(a)	Includes checking accounts and Chase Liquid® cards.

Mortgage Banking

Selected financial statement data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Revenue
Mortgage fees and related income(a)	$469	$902	(48)%	$1,955	$2,706	(28)%
All other income	(26)	66	NM	(42)	46	NM
Noninterest revenue	443	968	(54)	1,913	2,752	(30)
Net interest income	1,112	1,059	5	3,224	3,199	1
Total net revenue	1,555	2,027	(23)	5,137	5,951	(14)
Provision for credit losses	(534)	(19)	NM	(749)	(230)	(226)
Noninterest expense	1,118	1,279	(13)	3,447	3,988	(14)
Income before income tax expense	971	767	27	2,439	2,193	11
Net income	$602	$465	29	$1,512	$1,330	14

Return on common equity	14%	10%		12%	9%
Overhead ratio	72	63		67	67
Equity (period-end and average)	$16,000	$18,000	(11)%	$16,000	$18,000	(11)%

(a)	For further information on mortgage fees and related income, see Note 16.
Quarterly results
Mortgage Banking net income was $602 million, an increase of 29% from the prior year, driven by a higher benefit from the provision for credit losses and lower noninterest expense, largely offset by lower net revenue.
Net revenue was $1.6 billion, a decrease of 23% compared with the prior year. Noninterest revenue was $443 million, a decrease of 54% from the prior year. This decrease was driven by lower MSR risk management income, lower servicing revenue, partially due to lower average third-party loans serviced, and the absence of a non-recurring gain from the prior year. See Note 16 for further information regarding changes in value of the MSR asset and related hedges, and mortgage fees and related income.
The provision for credit losses was a benefit of $534 million, compared with a benefit of $19 million in the prior year, reflecting a larger reduction in the allowance for loan losses and lower net charge-offs. The current-quarter provision reflected a $375 million reduction in the purchased credit-impaired allowance for loan losses and a $200 million reduction in the non credit-impaired allowance for loan losses; the prior-year provision included a $100 million reduction in the non credit-impaired allowance for loan losses. These reductions were due to continued improvement in home prices and delinquencies in both periods, as well as increased granularity in the impairment estimates in the current quarter. See Consumer Credit Portfolio on pages 48–53 for the net charge-off amounts and rates.
Noninterest expense was $1.1 billion, a decrease of 13% from the prior year, reflecting lower headcount-related expense and lower professional fees.

Year-to-date results
Mortgage Banking net income was $1.5 billion, an increase of 14% from the prior year, driven by lower noninterest expense and a higher benefit from the provision for credit losses, predominantly offset by lower net revenue.
Net revenue was $5.1 billion, a decrease of 14% compared with the prior year. Noninterest revenue was $1.9 billion, a decrease of 30% from the prior year. This decrease was driven by lower servicing revenue, largely as a result of lower average third-party loans serviced and lower net production revenue, reflecting a lower repurchase benefit.
The provision for credit losses was a benefit of $749 million, compared with a benefit of $230 million in the prior year, reflecting a larger reduction in the allowance for loan losses and lower net charge-offs. The current-year provision reflected a $600 million reduction in the non credit-impaired allowance for loan losses and a $375 million reduction in the purchased credit-impaired allowance for loan losses; the prior-year provision included a $300 million reduction in the purchased credit-impaired allowance for loan losses and a $300 million reduction in the non credit-impaired allowance for loan losses. These reductions were due to continued improvement in home prices and delinquencies in both periods, as well as increased granularity in the impairment estimates in the current year. See Consumer Credit Portfolio on pages 48–53 for the net charge-off amounts and rates.
Noninterest expense was $3.4 billion, a decrease of 14% from the prior year, reflecting lower headcount-related expense and lower professional fees.

Supplemental information
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change
Net interest income:
Mortgage Production and Mortgage Servicing	$147	$204	(28)%	$444	$564	(21)%
Real Estate Portfolios	965	855	13	2,780	2,635	6
Total net interest income	$1,112	$1,059	5	$3,224	$3,199	1

Noninterest expense:
Mortgage Production	$374	$381	(2)	$1,155	$1,271	(9)
Mortgage Servicing	453	577	(21)	1,501	1,708	(12)
Real Estate Portfolios	291	321	(9)	791	1,009	(22)
Total noninterest expense	$1,118	$1,279	(13)%	$3,447	$3,988	(14)%

Selected balance sheet data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change
Trading assets – loans (period-end)(a)	$6,633	$10,750	(38)%	$6,633	$10,750	(38)%
Trading assets – loans (average)(a)	8,468	9,346	(9)	7,845	7,802	1

Loans, excluding PCI loans
Period-end loans owned
Home equity	45,359	52,679	(14)	45,359	52,679	(14)
Prime mortgage, including option ARMs	122,714	74,338	65	122,714	74,338	65
Subprime mortgage	3,853	5,547	(31)	3,853	5,547	(31)
Other	417	492	(15)	417	492	(15)
Total period-end loans owned	172,343	133,056	30	172,343	133,056	30
Average loans owned
Home equity	46,250	53,560	(14)	48,121	55,288	(13)
Prime mortgage, including option ARMs	114,537	72,774	57	100,091	69,410	44
Subprime mortgage	4,261	5,922	(28)	4,652	6,558	(29)
Other	426	502	(15)	446	521	(14)
Total average loans owned	165,474	132,758	25	153,310	131,777	16

PCI loans
Period-end loans owned
Home equity	15,490	17,572	(12)	15,490	17,572	(12)
Prime mortgage	9,196	10,887	(16)	9,196	10,887	(16)
Subprime mortgage	3,329	3,790	(12)	3,329	3,790	(12)
Option ARMs	14,221	16,238	(12)	14,221	16,238	(12)
Total period-end loans owned	42,236	48,487	(13)	42,236	48,487	(13)
Average loans owned
Home equity	15,775	17,806	(11)	16,321	18,270	(11)
Prime mortgage	9,372	11,103	(16)	9,717	11,484	(15)
Subprime mortgage	3,385	3,843	(12)	3,492	3,989	(12)
Option ARMs	14,451	16,503	(12)	14,943	17,084	(13)
Total average loans owned	42,983	49,255	(13)	44,473	50,827	(13)

Total Mortgage Banking
Period-end loans owned
Home equity	60,849	70,251	(13)	60,849	70,251	(13)
Prime mortgage, including option ARMs	146,131	101,463	44	146,131	101,463	44
Subprime mortgage	7,182	9,337	(23)	7,182	9,337	(23)
Other	417	492	(15)	417	492	(15)
Total period-end loans owned	214,579	181,543	18	214,579	181,543	18
Average loans owned
Home equity	62,025	71,366	(13)	64,442	73,558	(12)
Prime mortgage, including option ARMs	138,360	100,380	38	124,751	97,978	27
Subprime mortgage	7,646	9,765	(22)	8,144	10,547	(23)
Other	426	502	(15)	446	521	(14)
Total average loans owned	208,457	182,013	15%	197,783	182,604	8%

(a)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value.

Credit data and quality statistics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Net charge-offs/(recoveries), excluding PCI loans(a)
Home equity	$82	$95	(14)%	$238	$386	(38)%
Prime mortgage, including option ARMs	9	9	—	34	(6)	NM
Subprime mortgage	(51)	(25)	(104)	(51)	(17)	(200)
Other	1	2	(50)	5	7	(29)
Total net charge-offs/(recoveries), excluding PCI loans	41	81	(49)	226	370	(39)
Net charge-off/(recovery) rate, excluding PCI loans
Home equity	0.70%	0.70%		0.66%	0.93%
Prime mortgage, including option ARMs	0.03	0.05		0.05	(0.01)
Subprime mortgage	(5.17)	(1.68)		(1.51)	(0.35)
Other	0.93	1.58		1.50	1.80
Total net charge-off/(recovery) rate, excluding PCI loans	0.10	0.24		0.20	0.38
Net charge-off/(recovery) rate – reported(a)
Home equity	0.52	0.53		0.49	0.70
Prime mortgage, including option ARMs	0.03	0.04		0.04	(0.01)
Subprime mortgage	(2.77)	(1.02)		(0.85)	(0.22)
Other	0.93	1.58		1.50	1.80
Total net charge-off/(recovery) rate – reported	0.08	0.18		0.15	0.27

30+ day delinquency rate, excluding PCI loans(b)(c)	1.74	2.76		1.74	2.76
Allowance for loan losses, excluding PCI loans	$1,588	$2,288	(31)	$1,588	$2,288	(31)
Allowance for PCI loans(a)	2,788	3,662	(24)	2,788	3,662	(24)
Allowance for loan losses	4,376	5,950	(26)	4,376	5,950	(26)
Nonperforming assets(d)(e)	5,143	6,455	(20)%	5,143	6,455	(20)%
Allowance for loan losses to period-end loans retained	2.04%	3.29%		2.04%	3.29%
Allowance for loan losses to period-end loans retained, excluding PCI loans	0.92	1.73		0.92	1.73

(a)
Net charge-offs and the net charge-off rates excluded $52 million and $87 million of write-offs in the PCI portfolio for the three months ended September 30, 2015 and 2014, respectively, and $162 million and $196 million of write-offs in the PCI portfolio for the nine months ended September 30, 2015 and 2014. These write-offs decreased the allowance for loan losses for PCI loans. For further information on PCI write-offs, see Allowance for Credit Losses on pages 60–62.

(b)
At September 30, 2015 and 2014, excluded mortgage loans insured by U.S. government agencies of $8.5 billion and $9.6 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee. For further discussion, see Note 13 which summarizes loan delinquency information.

(c)	The 30+ day delinquency rate for PCI loans was 11.29% and 13.69%, at September 30, 2015 and 2014, respectively.

(d)
At September 30, 2015 and 2014, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $6.6 billion and $7.8 billion, respectively, that are 90 or more days past due and (2) REO insured by U.S. government agencies of $327 million and $464 million, respectively. These amounts have been excluded based upon the government guarantee.

(e)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

Business metrics
	As of or for the three months ended September 30					As of or for the nine months ended September 30,
(in billions, except ratios)	2015		2014		Change	2015		2014		Change
Mortgage origination volume by channel
Retail	$9.5		$7.9		20%	$27.4		$21.8		26%
Correspondent	20.4		13.3		53	56.5		33.2		70
Total mortgage origination volume(a)	29.9		21.2		41	83.9		55.0		53

Total loans serviced (period-end)	929.0		963.4		(4)	929.0		963.4		(4)
Third-party mortgage loans serviced (period-end)	702.6		766.3		(8)	702.6		766.3		(8)
Third-party mortgage loans serviced (average)	713.0		776.3		(8)	724.6		793.3		(9)
MSR carrying value (period-end)	6.7		8.2		(18)%	6.7		8.2		(18)%
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	0.95%		1.07%			0.95%		1.07%
Ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average)	0.34		0.35			0.35		0.36
MSR revenue multiple(b)	2.79	x	3.06	x		2.71	x	2.97	x

(a)
Firmwide mortgage origination volume was $32.2 billion and $22.7 billion for the three months ended September 30, 2015, and 2014, respectively, and $90.5 billion and $58.9 billion for the nine months ended September 30, 2015 and 2014, respectively.

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
On June 11, 2015, the Firm signed an Amended Consent Order focused on the subset of ten items that must be resolved to complete the requirements of the Consent Orders with the Office of the Comptroller of the Currency (“OCC”) and Federal Reserve. The Firm has completed its work on those items and is awaiting confirmation by the banking regulators of its satisfactory compliance with the items in the Amended Consent Order. The Amended Consent Order also requires a supervisory non-objection before the Firm may acquire new contracts to perform mortgage servicing rights; outsource or subservice new mortgage servicing activities; offshore new mortgage servicing activities; or appoint senior officers in mortgage servicing.

The mortgage servicing Consent Orders and settlements are subject to ongoing oversight by the Mortgage Compliance Committee of the Firm’s Board of Directors. In addition, certain of the Consent Orders and settlements are the subject of ongoing reporting to various regulators and independent overseers. The Firm’s compliance with certain of these settlements is detailed in periodic reports published by the independent overseers. The Firm is committed to fulfilling all of these commitments with appropriate due diligence and oversight.

Card, Commerce Solutions & Auto (“Card”)

Selected financial statement data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Revenue
Card income	$895	$1,068	(16)%	$2,885	$3,120	(8)%
All other income	441	324	36	1,193	896	33
Noninterest revenue	1,336	1,392	(4)	4,078	4,016	2
Net interest income	3,433	3,287	4	9,987	9,785	2
Total net revenue	4,769	4,679	2	14,065	13,801	2

Provision for credit losses	873	846	3	2,592	2,583	—

Noninterest expense(a)	2,163	1,994	8	6,220	6,087	2
Income before income tax expense	1,733	1,839	(6)	5,253	5,131	2
Net income	$1,074	$1,137	(6)	$3,257	$3,094	5

Return on common equity	22%	23%		23%	21%
Overhead ratio	45	43		44	44
Equity (period-end and average)	$18,500	$19,000	(3)%	$18,500	$19,000	(3)%
Note: Chase Commerce Solutions, formerly known as Merchant Services, includes Chase Paymentech, ChaseNet and Chase Offers businesses.

(a)
Included operating lease depreciation expense of $372 million and $293 million for the three months ended September 30, 2015 and 2014, respectively, and $1.0 billion and $851 million for the nine months ended September 30, 2015 and 2014, respectively.

Quarterly results
Card net income was $1.1 billion, a decrease of 6% compared with the prior year, driven by higher noninterest expense, largely offset by higher net revenue.
Net revenue was $4.8 billion, an increase of 2% compared with the prior year. Net interest income was $3.4 billion, up 4% from the prior year, driven by a reduction in the reserve for uncollectible interest and fees and higher loan balances. Noninterest revenue was $1.3 billion, down 4% compared with the prior year, driven by the impact of renegotiated co-brand partnership agreements and higher amortization of new account origination costs, predominantly offset by higher auto lease and card sales volumes.
The provision for credit losses was $873 million, compared with $846 million in the prior year, reflecting a smaller reduction in the allowance for loan losses, largely offset by lower net charge-offs. The prior-year provision included a $100 million reduction in the allowance for loan losses in Auto and Student.
Noninterest expense was $2.2 billion, up 8% from the prior year, driven by higher auto lease depreciation and higher marketing expense.

Year-to-date results
Card net income was $3.3 billion, an increase of 5% compared with the prior year, driven by higher net revenue, largely offset by higher noninterest expense.
Net revenue was $14.1 billion, an increase of 2% compared with the prior year. Net interest income was $10.0 billion, up 2% from the prior year, driven by higher loan balances and lower reversals of interest and fees due to lower net charge-offs in Credit Card, partially offset by spread compression. Noninterest revenue was $4.1 billion, up 2% compared with the prior year, driven by higher auto lease and card sales volumes, predominantly offset by the impact of renegotiated co-brand partnership agreements and higher amortization of new account origination costs.
The provision for credit losses was $2.6 billion, flat compared with the prior year, reflecting a smaller reduction in the allowance for loan losses, offset by lower net charge-offs. The current-year provision reflected a $51 million reduction in the allowance for loan losses, primarily due to runoff in the student loan portfolio. The prior-year provision included a $403 million reduction in the allowance for loan losses, primarily related to a decrease in the asset-specific allowance resulting from increased granularity of the impairment estimates and lower balances related to credit card loans modified in TDRs, runoff in the student loan portfolio and lower estimated losses in auto loans.
Noninterest expense was $6.2 billion, up 2% from the prior year, driven by higher auto lease depreciation and higher marketing expense, partially offset by lower legal expense.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2015	2014	Change	2015	2014	Change
Selected balance sheet data (period-end)
Loans:
Credit Card	$126,979	$126,959	—	$126,979	$126,959	—
Auto	57,174	52,778	8	57,174	52,778	8
Student	8,462	9,661	(12)	8,462	9,661	(12)
Total loans	$192,615	$189,398	2	$192,615	$189,398	2
Auto operating lease assets	8,428	6,431	31	8,428	6,431	31
Selected balance sheet data (average)
Total assets	$206,653	$202,833	2	$205,068	$201,775	2
Loans:
Credit Card	126,305	126,107	—	125,294	124,360	1
Auto	56,412	52,666	7	55,744	52,741	6
Student	8,622	9,837	(12)	8,911	10,145	(12)
Total loans	$191,339	$188,610	1	$189,949	$187,246	1
Auto operating lease assets	8,073	6,269	29	7,474	5,956	25
Business metrics
Credit Card, excluding Commercial Card
Sales volume (in billions)	$126.6	$119.5	6	$365.1	$342.0	7
New accounts opened	2.0	2.2	(9)	6.2	6.4	(3)
Open accounts	62.9	65.5	(4)	62.9	65.5	(4)
Accounts with sales activity	33.0	32.1	3	33.0	32.1	3
% of accounts acquired online	69%	56%		65%	54%
Commerce Solutions (Chase Paymentech Solutions)
Merchant processing volume (in billions)	$235.8	$213.3	11	$691.1	$617.7	12
Total transactions (in billions)	10.4	9.4	11	30.3	27.8	9
Auto
Loan and lease origination volume (in billions)	$8.1	$6.8	19%	$23.2	$20.6	13%

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Credit data and quality statistics
Net charge-offs:
Credit Card	$759	$798	(5)%	$2,348	$2,571	(9)%
Auto	57	50	14	140	120	17
Student	58	98	(41)	155	295	(47)
Total net charge-offs	$874	$946	(8)	$2,643	$2,986	(11)
Net charge-off rate:
Credit Card(a)	2.41%	2.52%		2.54%	2.77%
Auto	0.40	0.38		0.34	0.30
Student	2.67	3.95		2.33	3.89
Total net charge-off rate	1.82	1.99		1.88	2.14
Delinquency rates
30+ day delinquency rate:
Credit Card(b)	1.38	1.43		1.38	1.43
Auto	1.06	0.97		1.06	0.97
Student(c)	1.99	2.43		1.99	2.43
Total 30+ day delinquency rate	1.31	1.35		1.31	1.35
90+ day delinquency rate – Credit Card(b)	0.66	0.67		0.66	0.67
Nonperforming assets(d)	$393	$379	4	$393	$379	4
Allowance for loan losses:
Credit Card	$3,434	$3,590	(4)	$3,434	$3,590	(4)
Auto & Student	698	750	(7)	698	750	(7)
Total allowance for loan losses	$4,132	$4,340	(5)%	$4,132	$4,340	(5)%
Allowance for loan losses to period-end loans:
Credit Card(b)	2.73%	2.84%		2.73%	2.84%
Auto & Student	1.06	1.20		1.06	1.20
Total allowance for loan losses to period-end loans	2.16	2.30		2.16	2.30

(a)
Average credit card loans included loans held-for-sale of $1.3 billion and $335 million for the three months ended September 30, 2015 and 2014, respectively, and $1.9 billion and $352 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts are excluded when calculating the net charge-off rate.

(b)
Period-end credit card loans included loans held-for-sale of $1.3 billion and $395 million at September 30, 2015 and 2014, respectively. These amounts were excluded when calculating delinquency rates and the allowance for loan losses to period-end loans.

(c)
Excluded student loans insured by U.S. government agencies under the FFELP of $507 million and $640 million at September 30, 2015 and 2014, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(d)
Nonperforming assets excluded student loans insured by U.S. government agencies under the FFELP of $289 million and $354 million at September 30, 2015 and 2014, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

Card Services supplemental information
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Revenue
Noninterest revenue	$838	$991	(15)%	$2,676	$2,857	(6)%
Net interest income	3,051	2,876	6	8,807	8,515	3
Total net revenue	3,889	3,867	1	11,483	11,372	1

Provision for credit losses	759	798	(5)	2,348	2,371	(1)

Noninterest expense	1,581	1,494	6	4,521	4,584	(1)
Income before income tax expense	1,549	1,575	(2)	4,614	4,417	4
Net income	$961	$979	(2)%	$2,861	$2,668	7%

Percentage of average loans:
Noninterest revenue	2.63%	3.12%		2.86%	3.07%
Net interest income	9.58	9.05		9.40	9.15
Total net revenue	12.22	12.17		12.25	12.23

CORPORATE & INVESTMENT BANK
For a discussion of the business profile of CIB, see pages 92–96 of JPMorgan Chase’s 2014 Annual Report and Line of Business Metrics on pages 182–183.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Revenue
Investment banking fees	$1,612	$1,542	5%	$5,198	$4,759	9%
Principal transactions	2,370	2,567	(8)	8,509	8,235	3
Lending- and deposit-related fees	389	424	(8)	1,186	1,317	(10)
Asset management, administration and commissions	1,083	1,141	(5)	3,418	3,506	(3)
All other income	294	455	(35)	744	1,057	(30)
Noninterest revenue	5,748	6,129	(6)	19,055	18,874	1
Net interest income	2,420	2,976	(19)	7,418	8,338	(11)
Total net revenue(a)	8,168	9,105	(10)	26,473	27,212	(3)

Provision for credit losses	232	(67)	NM	251	(102)	NM

Noninterest expense
Compensation expense	2,434	2,805	(13)	8,113	8,432	(4)
Noncompensation expense	3,697	3,230	14	8,812	9,265	(5)
Total noninterest expense	6,131	6,035	2	16,925	17,697	(4)
Income before income tax expense	1,805	3,137	(42)	9,297	9,617	(3)
Income tax expense	341	1,457	(77)	2,955	3,681	(20)
Net income	$1,464	$1,680	(13)%	$6,342	$5,936	7%
Financial ratios
Return on common equity	8%	10%		13%	12%
Overhead ratio	75	66		64	65%
Compensation expense as a percentage of total net revenue	30	31		31	31

(a)
Included tax-equivalent adjustments, predominantly due to income tax credits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; as well as tax-exempt income from municipal bond investments of $417 million and $374 million for the three months ended September 30, 2015 and 2014, respectively, and $1.2 billion and $1.1 billion for the nine months ended September 30, 2015 and 2014, respectively.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change
Revenue by business
Investment banking revenue(a)	$1,530	$1,451	5%	$4,906	$4,472	10%
Treasury Services(b)	899	940	(4)	2,730	2,791	(2)
Lending(b)	334	313	7	1,071	1,189	(10)
Total Banking(a)	2,763	2,704	2	8,707	8,452	3
Fixed Income Markets(a)	2,933	3,787	(23)	10,018	11,422	(12)
Equity Markets(a)	1,403	1,286	9	4,630	3,901	19
Securities Services	915	1,088	(16)	2,844	3,257	(13)
Credit Adjustments & Other(c)	154	240	(36)	274	180	52
Total Markets & Investor Services(a)	5,405	6,401	(16)	17,766	18,760	(5)
Total net revenue	$8,168	$9,105	(10)%	$26,473	$27,212	(3)%

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

Quarterly results
Net income was $1.5 billion, down 13% compared with $1.7 billion in the prior year, reflecting lower net revenue and a higher provision for credit losses, predominantly offset by lower income tax expense, largely reflecting the release in 2015 of U.S. deferred taxes associated with the restructuring of certain non-U.S. entities.
Banking revenue was $2.8 billion, up 2% from the prior year. Investment banking revenue was up 5% compared with the prior year on higher advisory and debt underwriting fees, largely offset by lower equity underwriting fees. Advisory fees were up 22% driven by a greater share of fees for completed transactions. Debt underwriting fees were up 17% compared with the prior year, reflecting higher noninvestment-grade issuance fees. Equity underwriting fees were down 35% as industry-wide fee levels declined. Treasury Services revenue was $899 million, down 4% compared with the prior year, driven by lower net interest income.
Markets & Investor Services revenue was $5.4 billion, down 16% from the prior year. Fixed Income Markets revenue of $2.9 billion was down 23% from the prior year driven by the impact of business simplification, lower revenue in Commodities and continued weakness in Credit, partially offset by strength in Currencies & Emerging Markets. The lower Fixed Income revenue also reflected higher interest costs on higher long-term debt. Equity Markets revenue of $1.4 billion was up 9% with strong performance across derivatives and cash equities driven by higher client volumes.
The provision for credit losses was $232 million, compared to a benefit of $67 million in the prior year, reflecting a higher allowance for loan losses, including the impact of select downgrades within the Oil & Gas portfolio.
Noninterest expense was $6.1 billion, up 2% from the prior year, driven by higher legal expense, offset by lower compensation expense and the benefit from business simplification.

Year-to-date results
Net income was $6.3 billion, up 7% compared with $5.9 billion in the prior year, reflecting lower noninterest expense and lower income tax expense, largely reflecting the release in 2015 of U.S. deferred taxes associated with the restructuring of certain non-U.S. entities, largely offset by lower net revenue and a higher provision for credit losses.
Banking revenue was $8.7 billion, up 3% from the prior year. Investment banking revenue was $4.9 billion, up 10% from the prior year. The increase was primarily driven by higher advisory and debt underwriting fees, partially offset by lower equity underwriting fees. Advisory fees of $1.5 billion were up 27%, driven by a greater share of fees for completed transactions and growth in industry-wide fee levels. Debt underwriting fees were $2.6 billion, up 11%, primarily driven by a higher share of fees for investment-grade bonds. Equity underwriting fees of $1.1 billion were down 10% on lower industry-wide fee levels. Treasury Services revenue was $2.7 billion, down 2% compared with the prior year, primarily driven by lower net interest income. Lending revenue was $1.1 billion, down 10% from the prior year, primarily driven by lower revenue in trade finance and losses on securities received from restructurings.
Markets & Investor Services revenue was $17.8 billion, down 5% compared with the prior year. Fixed Income Markets revenue of $10.0 billion was down 12% from the prior year, primarily driven by the impact of business simplification and weakness in Credit, partially offset by strength in Currencies & Emerging Markets and Rates. The lower Fixed Income revenue also reflected higher interest costs on higher long-term debt. Equity Markets revenue of $4.6 billion was up 19% on higher derivatives and cash equities driven by higher client volumes.
The provision for credit losses was $251 million, compared to a benefit of $102 million in the prior year, reflecting a higher allowance for loan losses, including the impact of select downgrades within the Oil & Gas portfolio.
Noninterest expense was $16.9 billion, down 4% from the prior year, primarily driven by the benefit from business simplification, partially offset by higher legal expense.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2015	2014	Change	2015	2014	Change
Selected balance sheet data (period-end)
Assets	$801,133	$873,971	(8)%	$801,133	$873,971	(8)%
Loans:
Loans retained(a)	101,420	95,608	6	101,420	95,608	6
Loans held-for-sale and loans at fair value	3,369	6,724	(50)	3,369	6,724	(50)
Total loans	104,789	102,332	2	104,789	102,332	2
Core loans	104,270	99,653	5	104,270	99,653	5
Equity	62,000	61,000	2	62,000	61,000	2
Selected balance sheet data (average)
Assets	$789,975	$853,453	(7)	$833,233	$850,362	(2)
Trading assets-debt and equity instruments	288,828	320,380	(10)	306,072	314,577	(3)
Trading assets-derivative receivables	63,561	63,068	1	69,904	62,235	12
Loans:
Loans retained(a)	97,518	95,373	2	97,108	95,972	1
Loans held-for-sale and loans at fair value	3,827	8,018	(52)	4,463	8,331	(46)
Total loans	101,345	103,391	(2)	101,571	104,303	(3)
Equity	62,000	61,000	2	62,000	61,000	2
Headcount(b)	49,384	51,437	(4)%	49,384	51,437	(4)%

(a)	Loans retained includes credit portfolio loans, trade finance loans, other held-for-investment loans and overdrafts.

(b)
Effective in the second quarter of 2015, certain technology staff were transferred from CIB to CB; previously-reported headcount has been revised to conform with the current period presentation. As the related expense for these staff is not material, prior period expenses have not been revised. Prior to the second quarter of 2015, compensation expense related to this headcount was recorded in the CIB, with an allocation to CB (reported in noncompensation expense); commencing with the second quarter of 2015, such expense is recorded as compensation expense in CB and accordingly total noninterest expense related to this headcount in both CB and CIB remains unchanged.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2015	2014	Change	2015	2014	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$2	$(3)	NM	$(24)	$(8)	(200)%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)(b)	464	112	314	464	112	314
Nonaccrual loans held-for-sale and loans at fair value	12	119	(90)	12	119	(90)
Total nonaccrual loans	476	231	106	476	231	106
Derivative receivables	235	312	(25)	235	312	(25)
Assets acquired in loan satisfactions	56	67	(16)	56	67	(16)
Total nonperforming assets	767	610	26	767	610	26
Allowance for credit losses:
Allowance for loan losses	1,205	1,083	11	1,205	1,083	11
Allowance for lending-related commitments	547	445	23	547	445	23
Total allowance for credit losses	1,752	1,528	15%	1,752	1,528	15%
Net charge-off/(recovery) rate(a)	0.01%	(0.01)%		(0.03)%	(0.01)%
Allowance for loan losses to period-end loans retained(a)	1.19	1.13		1.19	1.13
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(c)	1.85	1.88		1.85	1.88
Allowance for loan losses to nonaccrual loans retained(a)(b)	260	967		260	967
Nonaccrual loans to total period-end loans	0.45%	0.23%		0.45%	0.23%

(a)	Loans retained includes credit portfolio loans, trade finance loans, other held-for-investment loans and overdrafts.

(b)	Allowance for loan losses of $160 million and $19 million were held against these nonaccrual loans at September 30, 2015 and 2014, respectively.

(c)
Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Business metrics
	Three months ended September 30,			Nine months ended September 30,
(in millions, except where otherwise noted)	2015	2014	Change	2015	2014	Change
Advisory	$503	$413	22%	$1,511	$1,193	27%
Equity underwriting	269	414	(35)	1,120	1,244	(10)
Debt underwriting	840	715	17	2,567	2,322	11
Total investment banking fees	$1,612	$1,542	5%	$5,198	$4,759	9%

League table results – wallet share
	Nine months ended September 30, 2015		Full-year 2014
	Share	Rank	Share	Rank
Based on fees(a)
Debt, equity and equity-related
Global	8.0%	#1	7.6%	#1
U.S.	11.7	1	10.7	1
Long-term debt(b)
Global	8.5	1	8.0	1
U.S.	11.9	1	11.6	1
Equity and equity-related
Global(c)	7.4	1	7.1	3
U.S.	11.4	1	9.6	2
M&A(d)
Global	8.6	2	8.0	2
U.S.	9.8	2	9.7	2
Loan syndications
Global	8.2	1	9.3	1
U.S.	11.7	1	13.1	1
Global investment banking fees(e)	8.2%	#1	8.0%	#1

League table results – volumes
	Nine months ended September 30, 2015		Full-year 2014
	Share	Rank	Share	Rank
Based on volumes(f)
Debt, equity and equity-related
Global	7.1%	#1	6.8%	#1
U.S.	11.8	1	11.8	1
Long-term debt(b)
Global	7.0	1	6.7	1
U.S.	11.2	1	11.3	1
Equity and equity-related
Global(c)	7.4	2	7.5	3
U.S.	12.8	1	11.0	2
M&A announced(d)
Global	24.2	3	20.3	2
U.S.	30.2	3	25.1	3
Loan syndications
Global	10.9	1	12.3	1
U.S.	16.6%	#1	19.0%	#1

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

Business metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2015	2014	Change	2015	2014	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$12,190	$12,525	(3)%	$12,190	$12,525	(3)%
Equity	5,848	7,037	(17)	5,848	7,037	(17)
Other(a)	1,653	1,683	(2)	1,653	1,683	(2)
Total AUC	$19,691	$21,245	(7)	$19,691	$21,245	(7)
Client deposits and other third party liabilities (average)	$372,070	$419,576	(11)	$405,576	$411,824	(2)
Trade finance loans (period-end)	21,138	27,510	(23)%	21,138	27,510	(23)%

(a)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

International metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2015	2014	Change	2015	2014	Change
Total net revenue(a)
Europe/Middle East/Africa	$2,508	$3,025	(17)%	$8,689	$9,471	(8)%
Asia/Pacific	1,224	1,235	(1)	3,845	3,407	13
Latin America/Caribbean	300	339	(12)	851	905	(6)
Total international net revenue	4,032	4,599	(12)	13,385	13,783	(3)
North America	4,136	4,506	(8)	13,088	13,429	(3)
Total net revenue	$8,168	$9,105	(10)	$26,473	$27,212	(3)

Loans (period-end)(a)
Europe/Middle East/Africa	$25,793	$25,742	—	$25,793	$25,742	—
Asia/Pacific	17,453	22,960	(24)	17,453	22,960	(24)
Latin America/Caribbean	8,418	9,508	(11)	8,418	9,508	(11)
Total international loans	51,664	58,210	(11)	51,664	58,210	(11)
North America	49,756	37,398	33	49,756	37,398	33
Total loans	$101,420	$95,608	6	$101,420	$95,608	6

Client deposits and other third-party liabilities (average)(a)
Europe/Middle East/Africa	$130,247	$157,436	(17)	$146,155	$150,653	(3)
Asia/Pacific	66,101	70,840	(7)	67,259	65,751	2
Latin America/Caribbean	21,462	21,438	—	22,800	22,364	2
Total international	$217,810	$249,714	(13)	$236,214	$238,768	(1)
North America	154,260	169,862	(9)	169,362	173,056	(2)
Total client deposits and other third-party liabilities	$372,070	$419,576	(11)	$405,576	$411,824	(2)

AUC (period-end) (in billions)(a)
North America	$11,944	$11,690	2	$11,944	$11,690	2
All other regions	7,747	9,555	(19)	7,747	9,555	(19)
Total AUC	$19,691	$21,245	(7)%	$19,691	$21,245	(7)%

(a)
Total net revenue is based predominantly on the domicile of the client or location of the trading desk, as applicable. Loans outstanding (excluding loans held-for-sale and loans at fair value), client deposits and other third-party liabilities, and AUC are based predominantly on the domicile of the client.

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 97–99 of JPMorgan Chase’s 2014 Annual Report and Line of Business Metrics on page 183.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change
Revenue
Lending- and deposit-related fees	$229	$241	(5)%	$708	$739	(4)%
Asset management, administration and commissions	22	21	5	68	70	(3)
All other income(a)	271	309	(12)	991	897	10
Noninterest revenue	522	571	(9)	1,767	1,706	4
Net interest income	1,122	1,132	(1)	3,358	3,406	(1)
Total net revenue(b)	1,644	1,703	(3)	5,125	5,112	—
Provision for credit losses	82	(79)	NM	325	(141)	NM
Noninterest expense
Compensation expense	311	301	3	928	900	3
Noncompensation expense	408	367	11	1,203	1,129	7
Total noninterest expense	719	668	8	2,131	2,029	5
Income before income tax expense	843	1,114	(24)	2,669	3,224	(17)
Income tax expense	325	443	(27)	1,028	1,282	(20)
Net income	$518	$671	(23)%	$1,641	$1,942	(15)%

(a)	Includes revenue from investment banking products and commercial card transactions.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income from municipal bond activity of $116 million and $108 million for the three months ended September 30, 2015 and 2014, respectively, and $344 million and $317 million for the nine months ended September 30, 2015 and 2014, respectively.

Quarterly results
Net income was $518 million, a decrease of 23% compared with the prior year, driven by a higher provision for credit losses, lower net revenue, and higher noninterest expense.
Net revenue was $1.6 billion, a decrease of 3% compared with the prior year. Net interest income was $1.1 billion, or flat compared with the prior year, reflecting yield compression in both loans and deposits, partially offset by higher lending balances. Noninterest revenue was $522 million, down 9% compared with the prior year, driven by lower investment banking revenue.
Noninterest expense was $719 million, up 8% compared with the prior year, driven by higher investment in controls.
The provision for credit losses was $82 million, reflecting a modest increase in the allowance for loan losses for Oil & Gas exposure. The prior year quarter was a benefit of $79 million.

Year-to-date results
Net income was $1.6 billion, a decrease of 15% compared with the prior year, driven by a higher provision for credit losses and higher noninterest expense.
Net revenue was $5.1 billion, flat compared with the prior year. Net interest income was $3.4 billion, or flat compared with the prior year, reflecting yield compression, largely offset by higher lending balances. Noninterest revenue was $1.8 billion, up 4% compared with the prior year, driven by higher investment banking revenue.
Noninterest expense was $2.1 billion, up 5% compared with the prior year, driven by higher investment in controls.
The provision for credit losses was $325 million, reflecting an increase in the allowance for loan losses for Oil & Gas exposure and other select downgrades. The prior year was a benefit of $141 million.

Selected metrics
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Revenue by product
Lending(a)	$850	$828	3%	$2,542	$2,515	1%
Treasury services(a)	633	670	(6)	1,926	2,024	(5)
Investment banking	130	166	(22)	574	478	20
Other(a)	31	39	(21)	83	95	(13)
Total Commercial Banking net revenue	$1,644	$1,703	(3)	$5,125	$5,112	—

Investment banking revenue, gross(b)	$382	$501	(24)	$1,724	$1,429	21

Revenue by client segment
Middle Market Banking(c)	$675	$686	(2)	$2,040	$2,099	(3)
Corporate Client Banking(c)	446	502	(11)	1,542	1,458	6
Commercial Term Lending	318	312	2	944	939	1
Real Estate Banking	123	124	(1)	356	375	(5)
Other	82	79	4	243	241	1
Total Commercial Banking net revenue	$1,644	$1,703	(3)%	$5,125	$5,112	—%

Financial ratios
Return on common equity	14%	18%		15%	18%
Overhead ratio	44	39		42	40

(a)
Effective in the second quarter of 2015, Commercial Card and Chase Commerce Solutions/Paymentech product revenue was transferred from Lending and Other, respectively, to Treasury Services. Prior period amounts were revised to conform with the current period presentation.

(b)	Represents the total revenue from investment banking products sold to CB clients.

(c)
Effective in the first quarter of 2015, mortgage warehouse lending clients were transferred from Middle Market Banking to Corporate Client Banking. Prior period revenue, period-end loans, and average loans by client segment were revised to conform with the current period presentation.

Selected metrics (continued)
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2015	2014	Change	2015	2014	Change
Selected balance sheet data (period-end)
Total assets	$201,157	$191,563	5%	$201,157	$191,563	5%
Loans:
Loans retained	162,269	143,490	13	162,269	143,490	13
Loans held-for-sale and loans at fair value	213	353	(40)	213	353	(40)
Total loans	$162,482	$143,843	13	$162,482	$143,843	13
Core loans	161,662	142,548	13	161,662	142,548	13
Equity	14,000	14,000	—	14,000	14,000	—

Period-end loans by client segment
Middle Market Banking(a)	$51,985	$50,909	2	$51,985	$50,909	2
Corporate Client Banking(a)	29,634	23,244	27	29,634	23,244	27
Commercial Term Lending	60,684	52,235	16	60,684	52,235	16
Real Estate Banking	15,068	12,818	18	15,068	12,818	18
Other	5,111	4,637	10	5,111	4,637	10
Total Commercial Banking loans	$162,482	$143,843	13	$162,482	$143,843	13

Selected balance sheet data (average)
Total assets	$197,274	$190,678	3	$197,319	$191,922	3
Loans:
Loans retained	158,845	142,139	12	154,595	139,566	11
Loans held-for-sale and loans at fair value	359	649	(45)	595	889	(33)
Total loans	$159,204	$142,788	11	$155,190	$140,455	10
Client deposits and other third-party liabilities	180,892	204,654	(12)	195,874	202,532	(3)
Equity	14,000	14,000	—	14,000	14,000	—

Average loans by client segment
Middle Market Banking(a)	$51,373	$50,955	1	$51,120	$50,995	—
Corporate Client Banking(a)	28,964	23,501	23	28,209	22,757	24
Commercial Term Lending	59,323	51,567	15	56,980	50,479	13
Real Estate Banking	14,487	12,268	18	13,901	11,803	18
Other	5,057	4,497	12	4,980	4,421	13
Total Commercial Banking loans	$159,204	$142,788	11	$155,190	$140,455	10

Headcount(b)	7,735	7,413	4%	7,735	7,413	4%

(a)
Effective in the first quarter of 2015, mortgage warehouse lending clients were transferred from Middle Market Banking to Corporate Client Banking. Prior period revenue, period-end loans, and average loans by client segment were revised to conform with the current period presentation.

(b)
Effective in the second quarter of 2015, certain technology staff were transferred from CIB to CB; previously-reported headcount has been revised to conform with the current period presentation. As the related expense for these staff is not material, prior period expenses have not been revised. Prior to the second quarter of 2015, compensation expense related to this headcount was recorded in the CIB, with an allocation to CB (reported in noncompensation expense); commencing with the second quarter of 2015, such expense is recorded as compensation expense in CB and accordingly total noninterest expense related to this headcount in both CB and CIB remains unchanged.

Selected metrics (continued)
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2015	2014	Change	2015	2014	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$(2)	$5	NM	$5	$(35)	NM
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	423	361	17	423	361	17%
Nonaccrual loans held-for-sale and loans at fair value	16	14	14	16	14	14
Total nonaccrual loans	439	375	17	439	375	17
Assets acquired in loan satisfactions	4	11	(64)	4	11	(64)
Total nonperforming assets	443	386	15	443	386	15
Allowance for credit losses:
Allowance for loan losses	2,782	2,529	10	2,782	2,529	10
Allowance for lending-related commitments	170	178	(4)	170	178	(4)
Total allowance for credit losses	2,952	2,707	9%	2,952	2,707	9%
Net charge-off/(recovery) rate(b)	—	0.01%		—	(0.03)%
Allowance for loan losses to period-end loans retained	1.71	1.76		1.71	1.76
Allowance for loan losses to nonaccrual loans retained(a)	658	701		658	701
Nonaccrual loans to period-end total loans	0.27	0.26		0.27	0.26

(a)	Allowance for loan losses of $80 million and $71 million was held against nonaccrual loans retained at September 30, 2015 and 2014, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 100–102 of JPMorgan Chase’s 2014 Annual Report and Line of Business Metrics on pages 183–184.

Selected income statement data
(in millions, except ratios and headcount)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Revenue
Asset management, administration and commissions	$2,237	$2,263	(1)%	$6,847	$6,605	4%
All other income	24	159	(85)	342	415	(18)
Noninterest revenue	2,261	2,422	(7)	7,189	7,020	2
Net interest income	633	624	1	1,885	1,808	4
Total net revenue	2,894	3,046	(5)	9,074	8,828	3

Provision for credit losses	(17)	9	NM	(13)	1	NM

Noninterest expense
Compensation expense	1,218	1,278	(5)	3,806	3,765	1
Noncompensation expense	891	803	11	2,884	2,453	18
Total noninterest expense	2,109	2,081	1	6,690	6,218	8

Income before income tax expense	802	956	(16)	2,397	2,609	(8)
Income tax expense	327	366	(11)	969	996	(3)
Net income	$475	$590	(19)	$1,428	$1,613	(11)

Revenue by line of business
Global Investment Management	$1,483	$1,609	(8)	$4,686	$4,587	2
Global Wealth Management	1,411	1,437	(2)	4,388	4,241	3
Total net revenue	$2,894	$3,046	(5)	$9,074	$8,828	3

Financial ratios
Return on common equity	20%	25%		20%	23%
Overhead ratio	73	68		74	70
Pretax margin ratio:
Global Investment Management	31	35		29	31
Global Wealth Management	24	27		24	27
Asset Management	28	31		26	30

Headcount	20,651	19,653	5	20,651	19,653	5

Number of client advisors	2,796	2,873	(3)%	2,796	2,873	(3)%
Quarterly results
Net income was $475 million, a decrease of 19% compared with the prior year, reflecting lower net revenue and higher noninterest expense.
Net revenue was $2.9 billion, an decrease of 5%. Net interest income was $633 million, up 1%, driven by higher loan balances. Noninterest revenue was $2.3 billion, down 7%, reflecting the sale of the Retirement Plan Services (“RPS”) business in 2014, lower market levels driving lower transactional revenue and lower valuations of seed capital investments within All other income.
Noninterest expense was $2.1 billion, an increase of 1%, due to continued investment in both infrastructure and controls.

Year-to-date results
Net income was $1.4 billion, a decrease of 11% compared with the prior year, reflecting higher noninterest expense, largely offset by higher net revenue.
Net revenue was $9.1 billion, an increase of 3%. Net interest income was $1.9 billion, up 4%, driven by higher loan balances. Noninterest revenue was $7.2 billion, up 2%, on net client inflows into assets under management and higher average market levels, partially offset by the sale of RPS and lower transactional revenue.
Noninterest expense was $6.7 billion, an increase of 8%, predominantly due to higher legal expense, continued investment in both infrastructure and controls, and the impact of a loss from a held-for-sale asset.

Selected metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ranking data and ratios)	2015	2014	Change	2015	2014	Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	57%	49%		57%	49%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	79	54		79	54
3 years	82	69		82	69
5 years	81	71		81	71

Selected balance sheet data (period-end)
Total assets	$131,412	$130,296	1%	$131,412	$130,296	1%
Loans(c)	110,314	102,411	8	110,314	102,411	8
Core loans	110,314	102,411	8	110,314	102,411	8
Deposits	140,121	150,268	(7)	140,121	150,268	(7)
Equity	9,000	9,000	—	9,000	9,000	—

Selected balance sheet data (average)
Total assets	$131,100	$128,477	2	$129,326	$125,567	3
Loans	108,741	101,427	7	106,446	98,615	8
Deposits	141,896	151,240	(6)	150,840	149,480	1
Equity	9,000	9,000	—	9,000	9,000	—

Credit data and quality statistics
Net charge-offs	$2	$11	(82)	$4	$3	33
Nonaccrual loans	229	184	24	229	184	24
Allowance for credit losses:
Allowance for loan losses	258	273	(5)	258	273	(5)
Allowance for lending-related commitments	4	4	—	4	4	—
Total allowance for credit losses	262	277	(5)%	262	277	(5)%
Net charge-off rate	0.01%	0.04%		0.01%	—
Allowance for loan losses to period-end loans	0.23	0.27		0.23	0.27
Allowance for loan losses to nonaccrual loans	113	148		113	148
Nonaccrual loans to period-end loans	0.21	0.18		0.21	0.18

(a)
Represents the “overall star rating” derived from Morningstar for the U.S., the U.K., Luxembourg, Hong Kong and Taiwan domiciled funds; and Nomura “star rating” for Japan domiciled funds. Includes only Global Investment Management retail open ended mutual funds that have a rating. Excludes money market funds, Undiscovered Managers Fund, and Brazil and India domiciled funds.

(b)
Quartile ranking sourced from: Lipper for the U.S. and Taiwan domiciled funds; Morningstar for the U.K., Luxembourg and Hong Kong domiciled funds; Nomura for Japan domiciled funds and Fund Doctor for South Korea domiciled funds. Includes only Global Investment Management retail open ended mutual funds that are ranked by the aforementioned sources. Excludes money market funds, Undiscovered Managers Fund, and Brazil and India domiciled funds.

(c)
Included $25.4 billion and $21.3 billion of prime mortgage loans reported in the Consumer, excluding credit card, loan portfolio at September 30, 2015 and 2014, respectively. For the same periods, excluded $2.2 billion and $3.0 billion, respectively, of prime mortgage loans reported in the Chief Investment Office (“CIO”) portfolio within the Corporate segment.

Client assets
Assets under management were $1.7 trillion, flat compared with the prior year, due to net inflows to long-term and liquidity products offset by the effect of lower market levels.

Client assets were $2.3 trillion, down 1% from the prior year.

Client assets	September 30,
(in billions)	2015	2014	Change
Assets by asset class
Liquidity	$463	$440	5%
Fixed income	351	359	(2)
Equity	336	372	(10)
Multi-asset and alternatives	561	540	4
Total assets under management	1,711	1,711	—
Custody/brokerage/administration/deposits	612	633	(3)
Total client assets	$2,323	$2,344	(1)

Memo:
Alternatives client assets(a)	$172	$166	4

Assets by client segment
Private Banking	$438	$429	2
Institutional	816	799	2
Retail	457	483	(5)
Total assets under management	$1,711	$1,711	—

Private Banking	$1,037	$1,052	(1)
Institutional	823	803	2
Retail	463	489	(5)
Total client assets	$2,323	$2,344	(1)%

(a)	Represents assets under management, as well as client balances in brokerage accounts.

Client assets (continued)	Three months ended September 30,		Nine months ended September 30,
(in billions)	2015	2014	2015	2014
Assets under management rollforward
Beginning balance	$1,781	$1,707	$1,744	$1,598
Net asset flows:
Liquidity	(5)	8	—	(9)
Fixed income	(5)	4	—	29
Equity	(5)	—	(2)	3
Multi-asset and alternatives	6	12	27	38
Market/performance/other impacts	(61)	(20)	(58)	52
Ending balance, September 30	$1,711	$1,711	$1,711	$1,711

Client assets rollforward
Beginning balance	$2,423	$2,473	$2,387	$2,343
Net asset flows	(7)	35	26	71
Market/performance/other impacts	(93)	(164)	(90)	(70)
Ending balance, September 30	$2,323	$2,344	$2,323	$2,344

International metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in billions, except where otherwise noted)	2015	2014	Change	2015	2014	Change
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$473	$536	(12)%	$1,468	$1,549	(5)%
Asia/Pacific	267	295	(9)	855	857	—
Latin America/Caribbean	182	209	(13)	590	624	(5)
Total international net revenue	922	1,040	(11)	2,913	3,030	(4)
North America	1,972	2,006	(2)	6,161	5,798	6
Total net revenue	$2,894	$3,046	(5)	$9,074	$8,828	3

Assets under management
Europe/Middle East/Africa	$292	$324	(10)	$292	$324	(10)
Asia/Pacific	119	132	(10)	119	132	(10)
Latin America/Caribbean	44	48	(8)	44	48	(8)
Total international assets under management	455	504	(10)	455	504	(10)
North America	1,256	1,207	4	1,256	1,207	4
Total assets under management	$1,711	$1,711	—	$1,711	$1,711	—

Client assets
Europe/Middle East/Africa	$341	$385	(11)	$341	$385	(11)
Asia/Pacific	168	181	(7)	168	181	(7)
Latin America/Caribbean	108	119	(9)	108	119	(9)
Total international client assets	617	685	(10)	617	685	(10)
North America	1,706	1,659	3	1,706	1,659	3
Total client assets	$2,323	$2,344	(1)%	$2,323	$2,344	(1)%

(a)	Regional revenue is based on the domicile of the client.

CORPORATE
For a discussion of Corporate, see pages 103–104 of JPMorgan Chase’s 2014 Annual Report.

Selected income statement data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2015	2014	Change	2015	2014	Change
Revenue
Principal transactions	$(70)	$310	NM	$97	$688	(86)%
Securities gains	25	6	317	118	43	174
All other income	118	134	(12)	(2)	594	NM
Noninterest revenue	73	450	(84)	213	1,325	(84)
Net interest income	(123)	(525)	77	(597)	(1,560)	62
Total net revenue(a)	(50)	(75)	33	(384)	(235)	(63)

Provision for credit losses	(4)	(8)	50	(8)	(29)	72

Noninterest expense
Compensation expense	944	820	15	2,789	2,200	27
Noncompensation expense(b)	960	1,468	(35)	2,697	3,242	(17)
Subtotal	1,904	2,288	(17)	5,486	5,442	1
Net expense allocated to other businesses	(1,732)	(1,579)	(10)	(5,118)	(4,719)	(8)
Total noninterest expense	172	709	(76)	368	723	(49)
Loss before income tax benefit	(218)	(776)	72	(744)	(929)	20
Income tax benefit	(1,935)	(871)	(122)	(2,959)	(1,246)	(137)
Net income	$1,717	$95	NM	$2,215	$317	NM
Total net revenue
Treasury and CIO	(89)	(365)	76	(630)	(1,074)	41
Other Corporate(c)	39	290	(87)	246	839	(71)
Total net revenue	$(50)	$(75)	33	$(384)	$(235)	(63)
Net income/(loss)
Treasury and CIO	(40)	(333)	88	(373)	(960)	61
Other Corporate(c)	1,757	428	311	2,588	1,277	103
Total net income	$1,717	$95	NM	$2,215	$317	NM

Selected balance sheet data (period-end)
Total assets	$799,166	$882,792	(9)	$799,166	$882,792	(9)
Loans	2,332	3,086	(24)	2,332	3,086	(24)
Core loans	2,327	3,062	(24)	2,327	3,062	(24)
Headcount	29,307	25,199	16%	29,307	25,199	16%

(a)
Included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $215 million and $190 million for the three months ended September 30, 2015 and 2014, respectively, and $620 million and $534 million for the nine months ended September 30, 2015 and 2014, respectively.

(b)
Included legal expense of $102 million and $512 million for the three months ended September 30, 2015 and 2014, respectively, and $425 million and $737 million for the nine months ended September 30, 2015 and 2014, respectively.

(c)
Effective with the first quarter of 2015, the Firm began including the results of Private Equity in the Other Corporate line within the Corporate segment. Prior period amounts have been revised to conform with the current period presentation. The Corporate segment’s balance sheets and results of operations were not impacted by this reporting change.

Quarterly results
Net Income was $1.7 billion, compared with $95 million in the prior year.
Net revenue was a loss of $50 million in the current year, compared to a loss of $75 million in the prior year. Private Equity gains were $391 million lower compared to the prior year, reflecting lower valuation gains and lower net gains on sales.

Noninterest expense was $172 million, a decrease of $537 million from the prior year, primarily driven by lower legal expense.
The current quarter reflected tax benefits of $1.9 billion from the resolution of various tax audits compared with tax benefits of approximately $400 million in the prior year.

Year-to-date results
Net Income was $2.2 billion, compared with $317 million in the prior year.
Net revenue was a loss of $384 million, compared to a loss of $235 million in the prior year. Private Equity gains were $698 million lower compared to the prior year, reflecting lower valuation gains and lower net gains on sales. The current year included a $173 million pretax loss in Treasury and CIO primarily related to the accelerated amortization of cash flow hedges associated with the exit of certain non-operating deposits.
Noninterest expense was $368 million, a decrease of $355 million from the prior year, primarily driven by lower legal expense.
The current year reflected tax benefits of $2.4 billion from the resolution of various tax audits compared with tax benefits of approximately $550 million in the prior year.

Treasury and CIO overview
For a discussion of Treasury and CIO, see page 104 of the Firm’s 2014 Annual Report.
At September 30, 2015, the total Treasury and CIO investment securities portfolio was $303.1 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and, where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). See Note 11 for further information on the Firm’s investment securities portfolio.
For further information on liquidity and funding risk, see Liquidity Risk Management on pages 76–80. For information on interest rate, foreign exchange and other risks, Treasury and CIO value-at-risk (“VaR”) and the
Firm’s earnings-at-risk, see Market Risk Management on pages 63–66.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change
Securities gains	$25	$6	317%	$118	$43	174%
Investment securities portfolio (average)(a)	306,370	355,577	(14)	320,905	349,893	(8)
Investment securities portfolio (period-end)(b)	303,057	358,516	(15)	303,057	358,516	(15)
Mortgage loans (average)	2,400	3,183	(25)	2,595	3,424	(24)
Mortgage loans (period-end)	2,293	3,048	(25)%	2,293	3,048	(25)%

(a)
Average investment securities included held-to-maturity balances of $50.7 billion and $48.3 billion for the three months ended September 30, 2015 and 2014, respectively, and $50.2 billion and $46.6 billion for the nine months ended September 30, 2015 and 2014, respectively.

(b)	Period-end investment securities included held-to-maturity balance of $50.2 billion and $48.8 billion at September 30, 2015 and 2014, respectively.

Private equity portfolio information(a)(b)
(in millions)	September 30, 2015	December 31, 2014	Change
Carrying value	$2,192	$5,866	(63)%
Cost	3,832	6,281	(39)%

(a)	For more information on the Firm’s methodologies regarding the valuation of the private equity portfolio, see Note 3 of JPMorgan Chase’s 2014 Annual Report.

(b)	The sale of a portion of the Private Equity business was completed on January 9, 2015.

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

Risk disclosure	Form 10-Q page reference	Annual Report page reference
Enterprise-Wide Risk Management	46–80	105–160
Risk governance		106–109
Credit Risk Management	47–62	110–130
Credit Portfolio		112
Consumer Credit Portfolio	48–53	113–119
Wholesale Credit Portfolio	54–59	120–127
Allowance For Credit Losses	60–62	128–130
Market Risk Management	63–66	131–136
Risk identification and classification		132
Value-at-risk	63–65	133–135
Economic-value stress testing		135
Earnings-at-risk	66	136
Country Risk Management	67	137–138
Model Risk Management		139
Principal Risk Management		140
Operational Risk Management	68	141–143
Operational Risk Capital Measurement		141–142
Cybersecurity	68	142
Business and Technology resiliency		142–143
Legal Risk Management		144
Compliance Risk Management		144
Fiduciary Risk management		145
Reputation Risk Management		145
Capital Management	69–75	146–155
Liquidity Risk Management	76–80	156–160
HQLA	76	157
Funding	76–79	157–160
Credit ratings	79–80	160

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
For further information regarding the credit risk inherent in the Firm’s investment securities portfolio, see Note 11 of this Form 10-Q, and Notes 11 and 12 of JPMorgan Chase’s 2014 Annual Report; and for information regarding the credit risk inherent in the securities financing portfolio, see Note 12 of this Form 10-Q.
A significant deterioration in the credit quality of one of the Firm’s borrowers or counterparties could lead to concerns about the credit quality of other borrowers or counterparties in similar, related, or dependent industries and thereby could exacerbate the Firm’s credit risk exposure and potentially increase its losses, including mark-to-market losses in its trading businesses.
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

Total credit portfolio
	Credit exposure		Nonperforming(b)(c)(d)
(in millions)	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
Loans retained	$804,293	$747,508	$6,616	$7,017
Loans held-for-sale	2,029	7,217	7	95
Loans at fair value	3,135	2,611	21	21
Total loans – reported	809,457	757,336	6,644	7,133
Derivative receivables	68,668	78,975	235	275
Receivables from customers and other	17,016	29,080	—	—
Total credit-related assets	895,141	865,391	6,879	7,408
Assets acquired in loan satisfactions
Real estate owned	NA	NA	367	515
Other	NA	NA	48	44
Total assets acquired in loan satisfactions	NA	NA	415	559
Total assets	895,141	865,391	7,294	7,967
Lending-related commitments	940,786	950,997	176	103
Total credit portfolio	$1,835,927	$1,816,388	$7,470	$8,070
Credit portfolio management derivatives notional, net(a)	$(24,524)	$(26,703)	$(10)	$—
Liquid securities and other cash collateral held against derivatives	(19,699)	(19,604)	NA	NA

(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net charge-offs	$963	$1,114	$3,022	$3,541
Average retained loans
Loans – reported	787,678	732,288	767,952	726,659
Loans – reported, excluding residential real estate PCI loans	744,692	683,028	723,475	675,827
Net charge-off rates
Loans – reported	0.49%	0.60%	0.53%	0.65%
Loans – reported, excluding PCI	0.51	0.65	0.56	0.70

(a)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 59 and Note 5.

(b)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(c)
At September 30, 2015, and December 31, 2014, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $6.6 billion and $7.8 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the FFELP of $289 million and $367 million, respectively, that are 90 or more days past due; and (3) REO insured by U.S. government agencies of $327 million and $462 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

(d)	At September 30, 2015, and December 31, 2014, total nonaccrual loans represented 0.82% and 0.94%, respectively, of total loans.

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

Consumer credit portfolio							Three months ended September 30,				Nine months ended September 30,
(in millions, except ratios)	Credit exposure				Nonaccrual loans(f)(g)		Net charge-offs/(recoveries)(h)		Average annual net charge-off/(recovery) rate(h)(i)		Net charge-offs/(recoveries)(h)		Average annual net charge-off/(recovery) rate(h)(i)
	Sep 30, 2015		Dec 31, 2014		Sep 30, 2015	Dec 31, 2014	2015	2014	2015	2014	2015	2014	2015	2014
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Home equity – senior lien	$15,156		$16,367		$883	$938	$23	$19	0.57%	0.47%	$58	$65	0.50%	0.53%
Home equity – junior lien	31,974		36,375		1,373	1,590	60	76	0.70	0.80	187	321	0.77	1.11
Prime mortgage, including option ARMs	150,114		104,921		1,863	2,190	7	13	0.02	0.05	34	4	0.04	0.01
Subprime mortgage	3,853		5,056		812	1,036	(51)	(25)	(5.17)	(1.68)	(51)	(17)	(1.51)	(0.35)
Auto(a)	57,174		54,536		110	115	57	50	0.40	0.38	140	120	0.34	0.30
Business banking	20,871		20,058		236	279	50	75	0.96	1.53	177	220	1.16	1.53
Student and other	10,354		10,970		253	270	56	91	2.12	3.21	147	271	1.84	3.18
Total loans, excluding PCI loans and loans held-for-sale	289,496		248,283		5,530	6,418	202	299	0.29	0.50	692	984	0.35	0.55
Loans – PCI
Home equity	15,490		17,095		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Prime mortgage	9,196		10,220		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Subprime mortgage	3,329		3,673		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Option ARMs	14,221		15,708		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – PCI	42,236		46,696		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – retained	331,732		294,979		5,530	6,418	202	299	0.25	0.41	692	984	0.30	0.46
Loans held-for-sale	237	(e)	395	(e)	—	91	—	—	—	—	—	—	—	—
Total consumer, excluding credit card loans	331,969		295,374		5,530	6,509	202	299	0.25	0.41	692	984	0.30	0.46
Lending-related commitments(b)	60,005		58,153
Receivables from customers(c)	119		108
Total consumer exposure, excluding credit card	392,093		353,635
Credit card
Loans retained(d)	125,634		128,027		—	—	759	798	2.41	2.52	2,348	2,571	2.54	2.77
Loans held-for-sale	1,345		3,021		—	—	—	—	—	—	—	—	—	—
Total credit card loans	126,979		131,048		—	—	759	798	2.41	2.52	2,348	2,571	2.54	2.77
Lending-related commitments(b)	526,433		525,963
Total credit card exposure	653,412		657,011
Total consumer credit portfolio	$1,045,505		$1,010,646		$5,530	$6,509	$961	$1,097	0.85%	1.05%	$3,040	$3,555	0.93%	1.15%
Memo: Total consumer credit portfolio, excluding PCI	$1,003,269		$963,950		$5,530	$6,509	$961	$1,097	0.94%	1.19%	$3,040	$3,555	1.04%	1.31%

(a)	At September 30, 2015, and December 31, 2014, excluded operating lease assets of $8.4 billion and $6.7 billion, respectively.

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

(f)
At September 30, 2015, and December 31, 2014, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $6.6 billion and $7.8 billion, respectively, that are 90 or more days past due; and (2) student loans insured by U.S. government agencies under the FFELP of $289 million and $367 million, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, credit card loans are generally exempt from being placed on nonaccrual status, as permitted by regulatory guidance.

(g)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(h)
Net charge-offs and the net charge-off rates excluded write-offs in the PCI portfolio of $52 million and $87 million for the three months ended September 30, 2015 and 2014, respectively, and $162 million and $196 million for the nine months ended September 30, 2015 and 2014, respectively. These write-offs decreased the allowance for loan losses for PCI loans. See Consumer Credit Portfolio on pages 113–119 of JPMorgan Chase’s 2014 Annual Report for further details.

(i)
Average consumer loans held-for-sale were $2.1 billion and $876 million for the three months ended September 30, 2015 and 2014, respectively, and $2.4 billion and $749 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts were excluded when calculating net charge-off rates.

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances increased during the nine months ended September 30, 2015, predominantly due to originations of high-quality prime mortgage loans that have been retained, partially offset by paydowns and the charge-off or liquidation of delinquent loans. Credit performance has continued to improve across most portfolios as the economy strengthened and home prices increased.
PCI loans are excluded from the following discussions of individual loan products and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, see Note 14 of JPMorgan Chase’s 2014 Annual Report.
Home equity: The home equity portfolio declined from 2014 year-end primarily reflecting loan paydowns and charge-offs. Early-stage delinquencies showed improvement from December 31, 2014. Late-stage delinquencies continue to be elevated, although the Firm has seen improvement in the number of loans becoming severely delinquent, this improvement was offset by higher collateral values, which resulted in lower write-downs on these delinquent loans. Net charge-offs for the nine months ended September 30, 2015 for both senior and junior lien home equity loans declined when compared with the same period of the prior year as a result of improvement in home prices and delinquencies, but charge-offs remain elevated compared with pre-recessionary levels.
Approximately 15% of the Firm’s home equity portfolio consists of home equity loans (“HELOANs”) and the remainder consists of home equity lines of credit (“HELOCs”). Approximately 60% of the HELOANs are senior liens and the remainder are junior liens. For further information on the Firm’s home equity portfolio, see Consumer Credit Portfolio on pages 113–119 of JPMorgan Chase’s 2014 Annual Report.

The unpaid principal balance of HELOCs outstanding was $42 billion at September 30, 2015. Of this $42 billion, approximately $6 billion has recast since January 1, 2014 from interest-only to fully amortizing payments; based upon contractual terms, approximately $17 billion is scheduled to recast, consisting of $1 billion during the remainder of 2015, $6 billion in 2016, $6 billion in 2017 and $4 billion in 2018 and beyond. However, of the total $17 billion scheduled to recast, $11 billion is expected to actually recast; and the remaining $6 billion represents loans to borrowers who are expected either to pre-pay or charge-off prior to recast. The Firm has considered this payment recast risk in its allowance for loan losses based upon the estimated amount of payment shock (i.e., the excess of the fully-amortizing payment over the interest-only payment in effect prior to recast) expected to occur at the payment recast date, along with the corresponding estimated probability of default and loss severity assumptions. Certain factors, such as future developments in both unemployment rates and home prices, could have a significant impact on the performance of these loans.
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
High-risk seconds are junior lien loans where the borrower has a senior lien loan that is either delinquent or has been modified. Such loans are considered to pose a higher risk of default than junior lien loans for which the senior lien is neither delinquent nor modified. At September 30, 2015, the Firm estimated that its home equity portfolio contained approximately $1.5 billion of current junior lien loans that were considered high risk seconds, compared with $1.8 billion at December 31, 2014. The Firm estimates the balance of its total exposure to high-risk seconds on a quarterly basis using internal data and loan level credit bureau data (which typically provides the delinquency status of the senior lien). The estimated balance of these high-risk seconds may vary from quarter to quarter for reasons such as the movement of related senior liens into and out of the 30+ day delinquency bucket.

Current high-risk seconds
(in billions)	September 30, 2015	December 31, 2014
Junior liens subordinate to:
Modified current senior lien	$0.6	$0.7
Senior lien 30 – 89 days delinquent	0.4	0.5
Senior lien 90 days or more delinquent(a)	0.5	0.6
Total current high-risk seconds	$1.5	$1.8

(a)
Junior liens subordinate to senior liens that are 90 days or more past due are classified as nonaccrual loans. At September 30, 2015, and December 31, 2014, excluded approximately $30 million and approximately $50 million, respectively, of junior liens that are performing but not current, which were placed on nonaccrual status in accordance with the regulatory guidance.

Of the estimated $1.5 billion of high-risk junior liens at September 30, 2015, the Firm owns approximately 10% and services approximately 20% of the related senior lien loans to the same borrowers. The performance of the Firm’s junior lien loans is generally consistent regardless of whether the Firm owns or services, or does not own or service, the senior lien. The increased probability of default associated with these higher-risk junior lien loans was considered in estimating the allowance for loan losses.
Mortgage: Prime mortgages, including option adjustable-rate mortgages (“ARMs”) and loans held-for-sale, increased from December 31, 2014 as originations of high-quality loans that have been retained were partially offset by paydowns, the runoff of option ARM loans and the charge-off or liquidation of delinquent loans. High-quality originations for the nine months ended September 30, 2015 included both jumbo and conforming loans, primarily consisting of fixed interest rate loans. Excluding loans insured by U.S. government agencies, both early-stage and late-stage delinquencies showed improvement from December 31, 2014. Nonaccrual loans decreased from December 31, 2014, but remain elevated primarily as a result of loss mitigation activities. Net charge-offs for the three and nine months ended September 30, 2015 remain low, reflecting continued improvement in home prices and delinquencies.
At September 30, 2015, and December 31, 2014, the Firm’s prime mortgage portfolio included $11.3 billion and $12.4 billion, respectively, of mortgage loans insured and/or guaranteed by U.S. government agencies, of which $8.5 billion and $9.7 billion, respectively, were 30 days or more past due (of these past due loans, $6.6 billion and $7.8 billion, respectively, were 90 days or more past due). The Firm has entered into a settlement regarding loans insured under federal mortgage insurance programs overseen by the Federal Housing Administration (“FHA”), the U.S. Department of Housing and Urban Development (“HUD”), and the U.S. Department of Veterans Affairs (“VA”); the Firm will continue to monitor exposure on future claim payments for government insured loans, but any financial impact related to exposure on future claims is not expected to be significant and was considered in estimating the allowance for loan losses. For further discussion of the settlement, see Note 31 of JPMorgan Chase’s 2014 Annual Report.
At September 30, 2015, and December 31, 2014, the Firm’s prime mortgage portfolio included $17.3 billion and $16.3 billion, respectively, of interest-only loans, which represented 12% and 15%, respectively, of the prime mortgage portfolio. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. To date, losses on this portfolio generally have been consistent with the broader prime mortgage portfolio and the Firm’s expectations. The Firm continues to monitor the risks associated with these loans.
Subprime mortgages continued to decrease due to portfolio runoff. Early-stage and late-stage delinquencies have improved from December 31, 2014. Net charge-offs for the three and nine months ended September 30, 2015 have benefited from improvement in home prices and delinquencies compared with the prior year.
Auto: Auto loans increased compared with December 31, 2014 as new originations outpaced paydowns and payoffs. Nonaccrual loans decreased compared with December 31, 2014. Net charge-offs for the three and nine months ended September 30, 2015 increased compared with the same periods of the prior year as a result of higher loan balances and a moderate increase in loss severity. The auto loan portfolio predominantly consists of prime-quality credits.
Business banking: Business banking loans increased compared with December 31, 2014 as new originations outpaced paydowns and payoffs. Nonaccrual loans decreased compared with December 31, 2014. Net charge-offs for the three and nine months ended September 30, 2015 decreased from the same periods of the prior year.
Student and other: Student and other loans decreased from December 31, 2014, due primarily to the runoff of the student loan portfolio. Student nonaccrual loans decreased from December 31, 2014. Net charge-offs for the three and nine months ended September 30, 2015 decreased from the same periods of the prior year.
Purchased credit-impaired loans: PCI loans acquired in the Washington Mutual transaction decreased as the portfolio continues to run off.
As of September 30, 2015, approximately 14% of the option ARM PCI loans were delinquent and approximately 64% of the portfolio has been modified into fixed-rate, fully amortizing loans. Substantially all of the remaining loans are making amortizing payments, although such payments are not necessarily fully amortizing. This latter group of loans is subject to the risk of payment shock due to future payment recast. Default rates generally increase on option ARM loans when payment recast results in a payment increase. The expected increase in default rates is considered in the Firm’s quarterly impairment assessment.

The following table provides a summary of lifetime principal loss estimates included in either the nonaccretable difference or the allowance for loan losses.

Summary of PCI loans lifetime principal loss estimates
	Lifetime loss estimates(a)		LTD liquidation losses(b)
(in billions)	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
Home equity	$14.4	$14.6	$12.7	$12.4
Prime mortgage	4.0	3.8	3.6	3.5
Subprime mortgage	3.3	3.3	3.0	2.8
Option ARMs	10.1	9.9	9.5	9.3
Total	$31.8	$31.6	$28.8	$28.0

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses was $1.6 billion and $2.3 billion at September 30, 2015, and December 31, 2014, respectively.

(b)	Life-to-date (“LTD”) liquidation losses represent both realization of loss upon loan resolution and any principal forgiven upon modification.

Current estimated LTVs of residential real estate loans
The current estimated average loan-to-value (“LTV”) ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 60% at September 30, 2015, compared with 61% at December 31, 2014.
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

LTV ratios and ratios of carrying values to current estimated collateral values – PCI loans
	September 30, 2015						December 31, 2014
(in millions, except ratios)	Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)		Unpaid principal balance	Current estimated LTV ratio(a)		Net carrying value(c)	Ratio of net carrying value to current estimated collateral value(c)
Home equity	$15,867	80%	(b)	$13,782	74%	(d)	$17,740	83%	(b)	$15,337	78%	(d)
Prime mortgage	9,220	72		8,165	64		10,249	76		9,027	67
Subprime mortgage	4,151	77		3,329	62		4,652	82		3,493	62
Option ARMs	14,766	70		14,172	67		16,496	74		15,514	70

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

(c)
Net carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition and is also net of the allowance for loan losses at September 30, 2015, and December 31, 2014, of $1.0 billion and $1.2 billion for prime mortgage, $49 million and $194 million for option ARMs, $1.7 billion and $1.8 billion for home equity, respectively, and $180 million for subprime mortgage at December 31, 2014. There was no allowance for loan losses for subprime mortgage at September 30, 2015.

(d)
The current period ratio has been updated to include the effect of any outstanding senior lien related to a property for which the Firm holds the junior home equity lien. The prior period ratio has been revised to conform with the current presentation.

The current estimated average LTV ratios were 74% and 81% for California and Florida PCI loans, respectively, at September 30, 2015, compared with 77% and 88%, respectively, at December 31, 2014. Average LTV ratios have declined consistent with recent improvements in home prices. Although home prices have improved, home prices in most areas of California and Florida are still lower than at the peak of the housing market; this continues to negatively affect current estimated average LTV ratios and the ratio of net carrying value to current estimated collateral value for loans in the PCI portfolio.
For further information on current estimated LTVs on residential real estate loans, see Note 13.

Geographic composition of residential real estate loans
For information on the geographic composition of the Firm’s residential real estate loans, see Note 13.
Loan modification activities – residential real estate loans
The performance of modified loans generally differs by product type due to differences in both the credit quality and the types of modifications provided. Performance metrics for modifications to the residential real estate portfolio, excluding PCI loans, that have been seasoned more than nine months show weighted-average redefault rates of 19% for senior lien home equity, 22% for junior lien home equity, 17% for prime mortgages including option ARMs, and 29% for subprime mortgages. The cumulative performance metrics for modifications to the PCI residential real estate portfolio that have been seasoned more than nine months show weighted average redefault rates of 20% for home equity, 18% for prime mortgages, 16% for option ARMs and 33% for subprime mortgages. The favorable performance of the PCI option ARM modifications is the result of a targeted proactive program which fixed the borrower’s payment to the amount at the point of modification. The cumulative redefault rates reflect the performance of modifications completed under both the Home Affordable Modification Program (“HAMP”) and the Firm’s proprietary modification programs (primarily the Firm’s modification program that was modeled after HAMP) from October 1, 2009, through September 30, 2015.
Certain loans that were modified under HAMP and the Firm’s proprietary modification programs have interest rate reset provisions (“step-rate modifications”). Interest rates on these loans generally began to increase beginning in 2014 by 1% per year, and continue to do so, until the rate reaches a specified cap, typically at a prevailing market interest rate for a fixed-rate loan as of the modification date. The carrying value of non-PCI loans modified in step-rate modifications was $4 billion at September 30, 2015, with $0.5 billion that have experienced or are scheduled to experience the initial interest rate increase in 2015 and $1 billion that are scheduled to experience the initial rate increase in each of 2016 and 2017. The unpaid principal balance of PCI loans modified in step-rate modifications was $10 billion at September 30, 2015, with $1 billion that have experienced or are scheduled to experience the initial interest rate increase in 2015, and $3 billion and $2 billion scheduled to experience the initial interest rate increase in 2016 and 2017, respectively. The impact of these potential interest rate increases is considered in the Firm’s allowance for loan losses. The Firm continues to monitor this risk exposure to ensure that it is appropriately considered in the allowance for loan losses.
The following table presents information as of September 30, 2015, and December 31, 2014, relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. For further information on modifications for the three and nine months ended September 30, 2015 and 2014, see Note 13.

Modified residential real estate loans
	September 30, 2015		December 31, 2014
(in millions)	Retained loans	Non-accrual retained loans(d)	Retained loans	Non-accrual retained loans(d)
Modified residential real estate loans, excluding PCI loans(a)(b)
Home equity – senior lien	$1,063	$596	$1,101	$628
Home equity – junior lien	1,309	641	1,304	632
Prime mortgage, including option ARMs	4,973	1,373	6,145	1,559
Subprime mortgage	1,928	718	2,878	931
Total modified residential real estate loans, excluding PCI loans	$9,273	$3,328	$11,428	$3,750
Modified PCI loans(c)
Home equity	$2,562	NA	$2,580	NA
Prime mortgage	5,830	NA	6,309	NA
Subprime mortgage	3,303	NA	3,647	NA
Option ARMs	10,681	NA	11,711	NA
Total modified PCI loans	$22,376	NA	$24,247	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At September 30, 2015, and December 31, 2014, $4.2 billion and $4.9 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 15.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
As of September 30, 2015, and December 31, 2014, nonaccrual loans included $2.6 billion and $2.9 billion, respectively, of troubled debt restructurings (“TDRs”) for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status, see Note 13.

Nonperforming assets
The following table presents information as of September 30, 2015, and December 31, 2014, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	September 30, 2015	December 31, 2014
Nonaccrual loans(b)
Residential real estate	$4,931	$5,845
Other consumer	599	664
Total nonaccrual loans	5,530	6,509
Assets acquired in loan satisfactions
Real estate owned	307	437
Other	41	36
Total assets acquired in loan satisfactions	348	473
Total nonperforming assets	$5,878	$6,982

(a)
At September 30, 2015, and December 31, 2014, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $6.6 billion and $7.8 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the FFELP of $289 million and $367 million, respectively, that are 90 or more days past due; and (3) real estate owned insured by U.S. government agencies of $327 million and $462 million, respectively. These amounts have been excluded based upon the government guarantee.

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

Nonaccrual loans in the residential real estate portfolio totaled $4.9 billion at September 30, 2015, of which 30% were greater than 150 days past due, compared with nonaccrual residential real estate loans of $5.8 billion at December 31, 2014, of which 32% were greater than 150 days past due. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 46% and 50% to the estimated net realizable value of the collateral at September 30, 2015, and December 31, 2014, respectively.
Active and suspended foreclosure: For information on loans that were in the process of active or suspended foreclosure, see Note 13.
Nonaccrual loans: The following table presents changes in consumer, excluding credit card, nonaccrual loans for the nine months ended September 30, 2015 and 2014.

Nonaccrual loans
Nine months ended September 30,
(in millions)	2015	2014
Beginning balance	$6,509	$7,496
Additions	2,714	3,811
Reductions:
Principal payments and other(a)	1,331	1,378
Charge-offs	614	1,061
Returned to performing status	1,323	1,691
Foreclosures and other liquidations	425	475
Total reductions	3,693	4,605
Net additions/(reductions)	(979)	(794)
Ending balance	$5,530	$6,702

(a)	Other reductions includes loan sales.

Credit Card
Total credit card loans decreased from December 31, 2014 due to seasonality, sales of non-core loans and the transfer of commercial card loans to the CIB. The 30+ day delinquency rate decreased to 1.38% at September 30, 2015, from 1.44% at December 31, 2014, and remains near record lows. For the three months ended September 30, 2015 and 2014, the net charge-off rates were 2.41% and 2.52%, respectively. For the nine months ended September 30, 2015 and 2014, the net charge-off rates were 2.54% and 2.77%, respectively. Charge-offs improved compared with the prior year as a result of lower delinquent loans. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification. For information on the geographic composition of the Firm’s credit card loans, see Note 13.
Modifications of credit card loans
At September 30, 2015, and December 31, 2014, the Firm had $1.6 billion and $2.0 billion, respectively, of credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms because the cardholder did not comply with the modified payment terms. The decrease in modified credit card loans outstanding from December 31, 2014, was attributable to a reduction in new modifications as well as ongoing payments and charge-offs on previously modified credit card loans.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged-off. However, the Firm establishes an allowance, which is offset against loans and charged to interest income, for the estimated uncollectible portion of accrued interest and fee income.
For additional information about loan modification programs to borrowers, see Consumer Credit Portfolio on pages 48–53 and Note 13.

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
As of September 30, 2015, wholesale credit exposure (primarily CIB, CB and AM), excluding select downgrades within the Oil & Gas portfolio, continued to experience a generally favorable credit environment, characterized by stable credit quality trends with low levels of criticized exposure, nonaccrual loans and charge-offs.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
Loans retained	$346,927	$324,502	$1,086	$599
Loans held-for-sale	447	3,801	7	4
Loans at fair value	3,135	2,611	21	21
Loans – reported	350,509	330,914	1,114	624
Derivative receivables	68,668	78,975	235	275
Receivables from customers and other(a)	16,897	28,972	—	—
Total wholesale credit-related assets	436,074	438,861	1,349	899
Lending-related commitments	354,348	366,881	176	103
Total wholesale credit exposure	$790,422	$805,742	$1,525	$1,002
Credit portfolio management derivatives notional, net(b)	$(24,524)	$(26,703)	$(10)	$—
Liquid securities and other cash collateral held against derivatives	(19,699)	(19,604)	NA	NA

(a)
Receivables from customers and other include $16.8 billion and $28.8 billion of margin loans at September 30, 2015, and December 31, 2014, respectively, to prime and retail brokerage customers; these are classified in accrued interest and accounts receivable on the Consolidated balance sheets.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 59, and Note 5.

(c)	Excludes assets acquired in loan satisfactions.

The following tables present the maturity and ratings profiles of the wholesale credit portfolio as of September 30, 2015, and December 31, 2014. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(e)				Ratings profile
September 30, 2015	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$112,755	$146,370	$87,802	$346,927	$261,189	$85,738	$346,927	75%
Derivative receivables				68,668			68,668
Less: Liquid securities and other cash collateral held against derivatives				(19,699)			(19,699)
Total derivative receivables, net of all collateral	13,754	13,623	21,592	48,969	42,864	6,105	48,969	88
Lending-related commitments	97,229	248,898	8,221	354,348	262,656	91,692	354,348	74
Subtotal	223,738	408,891	117,615	750,244	566,709	183,535	750,244	76
Loans held-for-sale and loans at fair value(a)				3,582			3,582
Receivables from customers and other				16,897			16,897
Total exposure – net of liquid securities and other cash collateral held against derivatives				$770,723			$770,723
Credit portfolio management derivatives net notional by reference entity ratings profile(b)(c)(d)	$(1,308)	$(10,419)	$(12,797)	$(24,524)	$(21,140)	$(3,384)	$(24,524)	86%

	Maturity profile(e)				Ratings profile
December 31, 2014	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$112,411	$134,277	$77,814	$324,502	$241,666	$82,836	$324,502	74%
Derivative receivables				78,975			78,975
Less: Liquid securities and other cash collateral held against derivatives				(19,604)			(19,604)
Total derivative receivables, net of all collateral	20,032	16,130	23,209	59,371	52,150	7,221	59,371	88
Lending-related commitments	94,635	262,572	9,674	366,881	284,288	82,593	366,881	77
Subtotal	227,078	412,979	110,697	750,754	578,104	172,650	750,754	77
Loans held-for-sale and loans at fair value(a)				6,412			6,412
Receivables from customers and other				28,972			28,972
Total exposure – net of liquid securities and other cash collateral held against derivatives				$786,138			$786,138
Credit portfolio management derivatives net notional by reference entity ratings profile(b)(c)(d)	$(2,050)	$(18,653)	$(6,000)	$(26,703)	$(23,571)	$(3,132)	$(26,703)	88%

(a)	Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not qualify for hedge accounting under U.S. GAAP.

(c)	The notional amounts are presented on a net basis by underlying reference entity and the ratings profile shown is based on the ratings of the reference entity on which protection has been purchased.

(d)
Predominantly all of the credit derivatives entered into by the Firm where it has purchased protection, including Credit portfolio management derivatives, are executed with investment grade counterparties.

(e)
The maturity profile of retained loans, lending-related commitments and derivative receivables is based on the remaining contractual maturity. Derivative contracts that are in a receivable position at September 30, 2015, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – selected industry exposures
The Firm focuses on the management and diversification of its industry exposures, paying particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, was $12.3 billion at September 30, 2015, compared with $10.1 billion at December 31, 2014, driven by select downgrades, including within the Oil & Gas portfolio.

Below are summaries of the top 25 industry exposures as of September 30, 2015, and December 31, 2014. For additional information on industry concentrations, see Note 5 of JPMorgan Chase’s 2014 Annual Report.

						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the nine months ended	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
September 30, 2015
(in millions)
Top 25 industries(a)
Real Estate	$111,750	$82,408	$27,613	$1,472	$257	$183	$(12)	$(46)	$(64)
Banks & Finance Cos	53,276	45,081	7,367	765	63	20	(5)	(1,007)	(6,964)
Healthcare	46,570	38,046	8,122	354	48	4	(3)	(24)	(251)
Oil & Gas	42,105	27,662	11,571	2,534	338	15	5	(560)	(175)
Consumer Products	35,824	22,606	12,673	538	7	8	2	(77)	(22)
Utilities	34,708	28,607	5,941	129	31	—	—	(209)	(157)
State & Municipal Govt(b)	29,283	28,449	769	7	58	69	(8)	(147)	(82)
Retail & Consumer Services	27,098	18,414	8,223	390	71	6	9	(140)	(27)
Asset Managers	24,693	21,424	3,245	24	—	37	—	(6)	(4,980)
Technology	21,230	13,456	7,197	543	34	8	—	(159)	(1)
Machinery & Equipment Mfg	19,878	12,195	7,072	575	36	4	—	(114)	(28)
Media	15,446	9,224	5,958	253	11	3	(1)	(60)	(7)
Transportation	15,075	10,898	4,028	147	2	3	2	(43)	(242)
Telecom Services	14,924	6,463	7,960	501	—	—	—	(677)	—
Metals/Mining	14,566	7,685	6,094	707	80	6	—	(396)	(1)
Business Services	14,178	8,112	5,606	408	52	29	(8)	(11)	(1)
Automotive	13,939	8,910	4,943	85	1	—	(2)	(382)	—
Central Govt	13,936	13,811	114	11	—	—	—	(9,830)	(1,040)
Chemicals/Plastics	13,275	9,056	4,120	99	—	2	—	(16)	—
Insurance	12,715	10,300	2,274	26	115	—	—	(110)	(1,693)
Building Materials/Construction	12,609	6,978	5,444	178	9	6	(1)	(94)	—
Securities Firms & Exchanges	9,529	6,197	3,331	1	—	—	—	(102)	(906)
Agriculture/Paper Mfg	7,844	4,767	2,953	121	3	3	—	(11)	(6)
Aerospace/Defense	5,946	5,209	673	64	—	—	—	(129)	—
Leisure	5,206	2,396	2,254	450	106	21	8	(40)	(24)
All other(c)	154,340	135,751	18,016	398	175	1,309	(4)	(10,134)	(3,028)
Subtotal	$769,943	$584,105	$173,561	$10,780	$1,497	$1,736	$(18)	$(24,524)	$(19,699)
Loans held-for-sale and loans at fair value	3,582
Receivables from customers and other	16,897
Total	$790,422

						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2014
(in millions)
Top 25 industries(a)
Real Estate	$105,981	$79,000	$25,372	$1,356	$253	$309	$(9)	$(36)	$(27)
Banks & Finance Cos	64,248	54,639	9,032	508	69	46	(4)	(1,232)	(9,369)
Healthcare	56,604	48,475	7,599	488	42	193	17	(94)	(244)
Oil & Gas	43,184	29,284	13,843	56	1	15	2	(144)	(161)
Consumer Products	35,632	24,788	10,184	643	17	21	—	(20)	(2)
Utilities	27,485	23,572	3,658	255	—	198	(3)	(155)	(193)
State & Municipal Govt(b)	31,145	30,220	823	102	—	69	24	(148)	(130)
Retail & Consumer Services	27,463	17,562	8,900	970	31	56	4	(47)	(1)
Asset Managers	27,671	24,221	3,392	57	1	38	(12)	(9)	(4,545)
Technology	19,634	12,835	6,145	634	20	24	(3)	(225)	—
Machinery & Equipment Mfg	19,374	11,360	7,766	248	—	5	(2)	(157)	(19)
Media	14,109	8,880	4,933	266	30	1	(1)	(69)	(6)
Transportation	15,853	11,061	4,708	84	—	5	(3)	(34)	(107)
Telecom Services	12,954	8,105	4,293	546	10	—	(2)	(813)	(6)
Metals/Mining	14,980	8,311	6,165	504	—	—	18	(377)	(19)
Business Services	15,146	7,696	7,212	223	15	10	5	(9)	—
Automotive	12,769	8,081	4,527	161	—	1	(1)	(140)	—
Central Govt	15,978	15,766	154	58	—	—	—	(11,297)	(1,071)
Chemicals/Plastics	12,620	9,263	3,328	29	—	1	(2)	(14)	—
Insurance	13,417	10,602	2,573	80	162	—	—	(52)	(2,372)
Building Materials/Construction	12,444	6,047	5,723	668	6	12	2	(104)	—
Securities Firms & Exchanges	8,077	5,728	2,337	10	2	20	4	(102)	(216)
Agriculture/Paper Mfg	6,457	4,264	2,071	116	6	36	(1)	(4)	(4)
Aerospace/Defense	5,868	4,930	914	24	—	—	—	(71)	—
Leisure	5,459	2,845	2,012	478	124	6	—	(5)	(23)
All other(c)	145,806	128,260	16,780	578	188	1,235	(21)	(11,345)	(1,089)
Subtotal	$770,358	$595,795	$164,444	$9,142	$977	$2,301	$12	$(26,703)	$(19,604)
Loans held-for-sale and loans at fair value	6,412
Receivables from customers and other	28,972
Total	$805,742

(a)
The industry rankings presented in the table as of December 31, 2014, are based on the industry rankings of the corresponding exposures at September 30, 2015, not actual rankings of such exposures at December 31, 2014.

(b)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at September 30, 2015, and December 31, 2014, noted above, the Firm held: $7.1 billion and $10.6 billion, respectively, of trading securities; $32.7 billion and $30.1 billion, respectively, of available-for-sale (“AFS”) securities; and $12.7 billion and $10.2 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. For further information, see Note 3 and Note 11.

(c)
All other includes: individuals, private education and civic organizations; SPEs; and holding companies, representing approximately 57%, 30% and 4%, respectively, at September 30, 2015, and 56%, 30% and 5%, respectively, at December 31, 2014.

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

The Firm is actively monitoring significant exposures and/or industries that present actual or potential credit concerns. Exposure to the Oil & Gas industry was approximately 5.3% and 5.4% of the Firm’s total wholesale exposure as of September 30, 2015, and December 31, 2014, respectively. Exposure to the Oil & Gas industry decreased by $1.1 billion during the nine months ended September 30, 2015 to $42.1 billion, of which $13.8 billion was drawn. The portfolio largely consisted of exposure in North America, and was concentrated in the Exploration and Production sub-sector. Approximately 66% and 68% of the exposure in the Oil & Gas portfolio was investment-grade as of September 30, 2015 and December 31, 2014, respectively.

Exposure to the Metals/Mining industry was approximately 1.8% and 1.9% of the Firm’s total wholesale exposure as of September 30, 2015, and December 31, 2014, respectively. Exposure to the Metals/Mining industry decreased by $414 million during the nine months ended September 30, 2015 to $14.6 billion, of which $5.2 billion was drawn. The portfolio largely consisted of exposure in North America, and was concentrated in the Steel and Diversified Mining sub-sectors. Approximately 53% and 55% of the exposure in the Metals/Mining portfolio was investment-grade as of September 30, 2015, and December 31, 2014, respectively.
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
The following table presents the change in the nonaccrual loan portfolio for the nine months ended September 30, 2015 and 2014.

Wholesale nonaccrual loan activity
Nine months ended September 30,
(in millions)	2015	2014
Beginning balance	$624	$1,044
Additions	1,142	633
Reductions:
Paydowns and other	352	557
Gross charge-offs	42	106
Returned to performing status	253	156
Sales	5	66
Total reductions	652	885
Net additions/(reductions)	490	(252)
Ending balance	$1,114	$792
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the nine months ended September 30, 2015 and 2014. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Loans – reported
Average loans retained	$339,172	$318,207	$333,038	$314,253
Gross charge-offs	13	29	46	106
Gross recoveries	(11)	(12)	(64)	(120)
Net charge-offs/(recoveries)	2	17	(18)	(14)
Net charge-off/(recovery) rate	—%	0.02%	(0.01)%	(0.01)%

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
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s likely actual future credit exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s wholesale lending-related commitments was $206.7 billion and $216.5 billion as of September 30, 2015, and December 31, 2014, respectively.
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
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	Derivative receivables
	September 30, 2015	December 31, 2014
Interest rate	$29,116	$33,725
Credit derivatives	1,724	1,838
Foreign exchange	21,116	21,253
Equity	7,490	8,177
Commodity	9,222	13,982
Total, net of cash collateral	68,668	78,975
Liquid securities and other cash collateral held against derivative receivables	(19,699)	(19,604)
Total, net of collateral	$48,969	$59,371
Derivative receivables reported on the Consolidated balance sheets were $68.7 billion and $79.0 billion at September 30, 2015, and December 31, 2014, respectively. These amounts represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the

Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other G7 government bonds) and other cash collateral held by the Firm aggregating $19.7 billion and $19.6 billion at September 30, 2015, and December 31, 2014, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor.
In addition to the collateral described in the preceding paragraph, the Firm also holds additional collateral (primarily cash, G7 government securities, other liquid government-agency and guaranteed securities, and corporate debt and equity securities) delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Although this collateral does not reduce the balances and is not included in the table above, it is available as security against potential exposure that could arise should the fair value of the client’s derivative transactions move in the Firm’s favor. As of September 30, 2015, and December 31, 2014, the Firm held $45.4 billion and $48.6 billion, respectively, of this additional collateral. The derivative receivables fair value, net of all collateral, also does not include other credit enhancements, such as letters of credit. For additional information on the Firm’s use of collateral agreements, see Note 5.

The following table summarizes the ratings profile by derivative counterparty of the Firm’s derivative receivables, including credit derivatives, net of other liquid securities collateral, for the dates indicated. The ratings scale is based on the Firm’s internal ratings, which generally correspond to the ratings as defined by S&P and Moody’s.

Ratings profile of derivative receivables
Rating equivalent	September 30, 2015		December 31, 2014
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
AAA/Aaa to AA-/Aa3	$13,395	28%	$19,202	32%
A+/A1 to A-/A3	13,345	27	13,940	24
BBB+/Baa1 to BBB-/Baa3	16,124	33	19,008	32
BB+/Ba1 to B-/B3	5,483	11	6,384	11
CCC+/Caa1 and below	622	1	837	1
Total	$48,969	100%	$59,371	100%

As previously noted, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s derivatives transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity — was 87% and 88% for September 30, 2015, and December 31, 2014, respectively.
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
(in millions)	September 30, 2015	December 31, 2014
Credit derivatives used to manage:
Loans and lending-related commitments	$2,427	$2,047
Derivative receivables	22,097	24,656
Total net protection purchased	24,524	26,703
Total net protection sold	—	—
Credit portfolio management derivatives notional, net	$24,524	$26,703

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.

ALLOWANCE FOR CREDIT LOSSES
JPMorgan Chase’s allowance for loan losses covers both the consumer (primarily scored) portfolio and wholesale (risk-rated) portfolio. The allowance represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also determines an allowance for wholesale and certain consumer lending-related commitments.
For a further discussion of the components of the allowance for credit losses and related management judgments, see Critical Accounting Estimates Used by the Firm on pages 81–83 and Note 14 of this Form 10-Q, and Critical Accounting Estimates Used by the Firm on pages 161–165 and Note 15 of JPMorgan Chase’s 2014 Annual Report.
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm, and discussed with the Directors’ Risk Policy Committee and Audit Committee of the Board of Directors of the Firm. As of September 30, 2015, JPMorgan Chase deemed the allowance for credit losses to be appropriate and sufficient to absorb probable credit losses inherent in the portfolio.

The consumer, excluding credit card, allowance for loan losses decreased from December 31, 2014, due to a reduction in the residential real estate portfolio allowance, reflecting continued improvement in home prices and delinquencies, as well as increased granularity in the impairment estimates. For additional information about delinquencies and nonaccrual loans in the consumer, excluding credit card, loan portfolio, see Consumer Credit Portfolio on pages 48–53 and Note 13.
The credit card allowance for loan losses was relatively unchanged from December 31, 2014, reflecting stable credit quality trends. For additional information about credit trends in the credit card loan portfolio, see Consumer Credit Portfolio on pages 48–53 and Note 13.
The wholesale allowance for credit losses increased from December 31, 2014, reflecting the impact of select downgrades, including within the Oil & Gas portfolio. Excluding the Oil & Gas portfolio, the credit environment continued to be generally favorable as evidenced by low charge-off rates and stable credit quality trends.

Summary of changes in the allowance for credit losses
	2015				2014
Nine months ended September 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$7,050	$3,439	$3,696	$14,185	$8,456	$3,795	$4,013	$16,264
Gross charge-offs	1,269	2,626	46	3,941	1,613	2,882	106	4,601
Gross recoveries	(577)	(278)	(64)	(919)	(629)	(311)	(120)	(1,060)
Net charge-offs/(recoveries)	692	2,348	(18)	3,022	984	2,571	(14)	3,541
Write-offs of PCI loans(a)	162	—	—	162	196	—	—	196
Provision for loan losses	(346)	2,348	461	2,463	180	2,371	(183)	2,368
Other	(1)	(5)	8	2	2	(5)	(3)	(6)
Ending balance at September 30,	$5,849	$3,434	$4,183	$13,466	$7,458	$3,590	$3,841	$14,889
Impairment methodology
Asset-specific(b)	$359	$485	$281	$1,125	$618	$500	$124	$1,242
Formula-based	2,702	2,949	3,902	9,553	3,178	3,090	3,717	9,985
PCI	2,788	—	—	2,788	3,662	—	—	3,662
Total allowance for loan losses	$5,849	$3,434	$4,183	$13,466	$7,458	$3,590	$3,841	$14,889
Allowance for lending-related commitments
Beginning balance at January 1,	$13	$—	$609	$622	$8	$—	$697	$705
Provision for lending-related commitments	1	—	112	113	1	—	(70)	(69)
Other	—	—	—	—	—	—	1	1
Ending balance at September 30,	$14	$—	$721	$735	$9	$—	$628	$637
Impairment methodology
Asset-specific	$—	$—	$69	$69	$—	$—	$68	$68
Formula-based	14	—	652	666	9	—	560	569
Total allowance for lending-related commitments(c)	$14	$—	$721	$735	$9	$—	$628	$637
Total allowance for credit losses	$5,863	$3,434	$4,904	$14,201	$7,467	$3,590	$4,469	$15,526
Memo:
Retained loans, end of period	$331,732	$125,634	$346,927	$804,293	$288,379	$126,564	$320,361	$735,304
Retained loans, average	311,527	123,387	333,038	767,952	288,398	124,008	314,253	726,659
PCI loans, end of period	42,236	—	4	42,240	48,487	—	5	48,492
Credit ratios
Allowance for loan losses to retained loans	1.76%	2.73%	1.21%	1.67%	2.59%	2.84%	1.20%	2.02%
Allowance for loan losses to retained nonaccrual loans(d)	106	NM	385	204	113	NM	583	206
Allowance for loan losses to retained nonaccrual loans excluding credit card	106	NM	385	152	113	NM	583	156
Net charge-off/(recovery) rates	0.30	2.54	(0.01)	0.53	0.46	2.77	(0.01)	0.65
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans	1.06	2.73	1.21	1.40	1.58	2.84	1.20	1.63
Allowance for loan losses to retained nonaccrual loans(d)	55	NM	385	161	58	NM	583	155
Allowance for loan losses to retained nonaccrual loans excluding credit card	55	NM	385	109	58	NM	583	105
Net charge-off/(recovery) rates	0.35%	2.54%	(0.01)%	0.56%	0.55%	2.77%	(0.01)%	0.70%
Note: In the table above, the financial measures which exclude the impact of PCI loans are non-GAAP financial measures. For additional information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14–16.

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

Provision for credit losses
For the three and nine months ended September 30, 2015, the provision for credit losses was $682 million and $2.6 billion, respectively, compared with $757 million and $2.3 billion, respectively, in the prior year periods.
The total consumer provision for credit losses decreased for the three months ended September 30, 2015, due to a larger reduction in the residential real estate portfolio allowance for loan losses, reflecting the continued improvement in home prices and delinquencies as well as increased granularity in the impairment estimates, and lower net charge-offs. The total consumer provision for credit losses for the nine months ended September 30, 2015 reflected lower net charge-offs in the current year period.
The wholesale provision for credit losses for the three and nine months ended September 30, 2015 reflected the impact of select downgrades, including within the Oil & Gas portfolio.

	Three months ended September 30,						Nine months ended September 30,
	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses		Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Consumer, excluding credit card	$(388)	$99	$(1)	$—	$(389)	$99	$(346)	$180	$1	$1	$(345)	$181
Credit card	759	798	—	—	759	798	2,348	2,371	—	—	2,348	2,371
Total consumer	371	897	(1)	—	370	897	2,002	2,551	1	1	2,003	2,552
Wholesale	196	(128)	116	(12)	312	(140)	461	(183)	112	(70)	573	(253)
Total provision for credit losses	$567	$769	$115	$(12)	$682	$757	$2,463	$2,368	$113	$(69)	$2,576	$2,299

MARKET RISK MANAGEMENT
Market risk is the potential for adverse changes in the value of the Firm’s assets and liabilities resulting from changes in market variables such as interest rates, foreign exchange rates, equity prices, commodity prices, implied volatilities or credit spreads. For a discussion of the Firm’s market risk management organization, risk identification and classification, tools used to measure risk, and risk monitoring and control, see Market Risk Management on pages 131–136 of JPMorgan Chase’s 2014 Annual Report.
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
(http://investor.shareholder.com/jpmorganchase/basel.cfm).

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level.

Total VaR	Three months ended September 30,																Nine months ended September 30,
	2015						2014						At September 30,				Average
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2015		2014		2015		2014
CIB trading VaR by risk type
Fixed income	$50		$43		$60		$28		$23		$32		$60		$28		$42		$34
Foreign exchange	9		6		14		8		6		13		12		7		9		8
Equities	20		14		25		14		11		19		22		18		18		14
Commodities and other	10		8		12		7		6		9		10		7		9		9
Diversification benefit to CIB trading VaR	(35)	(a)	NM	(b)	NM	(b)	(26)	(a)	NM	(b)	NM	(b)	(36)	(a)	(28)	(a)	(36)	(a)	(30)	(a)
CIB trading VaR	54		44		68		31		24		39		68		32		42		35
Credit portfolio VaR	13		12		14		10		9		14		14		14		15		11
Diversification benefit to CIB VaR	(10)	(a)	NM	(b)	NM	(b)	(6)	(a)	NM	(b)	NM	(b)	(11)	(a)	(9)	(a)	(9)	(a)	(6)	(a)
CIB VaR	57		48		71		35		29		44		71		37		48		40

Mortgage Banking VaR	4		2		7		3		2		5		3		2		4		9
Treasury and CIO VaR	4		4		5		4		3		4		5		4		4		5
Asset Management VaR	3		3		4		3		2		4		3		2		3		3
Diversification benefit to other VaR	(3)	(a)	NM	(b)	NM	(b)	(4)	(a)	NM	(b)	NM	(b)	(3)	(a)	(3)	(a)	(4)	(a)	(6)	(a)
Other VaR	8		6		9		6		5		7		8		5		7		11
Diversification benefit to CIB and other VaR	(11)	(a)	NM	(b)	NM	(b)	(5)	(a)	NM	(b)	NM	(b)	(12)	(a)	(4)	(a)	(8)	(a)	(7)	(a)
Total VaR	$54		$45		$67		$36		$30		$45		$67		$38		$47		$44

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

As presented in the table above, average Total VaR increased for the three months ended September 30, 2015, compared with the prior year period. The increase was primarily due to higher CIB VaR.
Overall, higher volatility in the one year historical look-back time series and a changing risk profile contributed to an increase in CIB average Trading VaR by $23 million, predominantly due to an increase in Fixed Income VaR and, to a lesser extent, the impact from Equities VaR.
The average total VaR for the nine months ended September 30, 2015 increased relative to the prior year. The increase was primarily driven by CIB VaR reflecting the higher market volatility and a changing exposure profile in the current year versus the equivalent period in 2014.

The Firm continues to enhance the VaR model calculations and time series inputs related to certain asset-backed products.
The Firm’s average total VaR diversification benefit was $11 million, or 20% of the sum, for the three months ended September 30, 2015 compared with $5 million, or 14% of the sum, for the comparable 2014 period.
VaR exposure can vary significantly as positions change, market volatility fluctuates and diversification benefits change.

VaR back-testing
The Firm evaluates the effectiveness of its VaR methodology by back-testing, which compares the daily Risk Management VaR results with the daily gains and losses recognized on market-risk related revenue.

The Firm’s definition of market risk-related gains and losses is consistent with the definition used by the banking regulators under Basel III. Under this definition market risk-related gains and losses are defined as: gains and losses on the Firm’s Risk Management positions, excluding fees, commissions, certain valuation adjustments (e.g., liquidity and DVA), net interest income, and gains and losses arising from intraday trading.

The following chart presents the daily market risk-related gains and losses on the Firm’s Risk Management positions for the nine months ended September 30, 2015. As the chart presents market risk-related gains and losses related to those positions included in the Firm’s Risk Management VaR, the results in the table below differ from the results of back-testing disclosed in the Market Risk section of the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to covered positions. The chart shows that for the nine months ended September 30, 2015, the Firm observed 3 VaR band breaks and posted market-risk related gains on 100 of the 194 days. The Firm observed 1 VaR band break and posted market-risk related gains on 36 of the 66 days for the three months ended September 30, 2015.

Daily Market Risk-Related Gains and Losses vs. Risk Management VaR (1-day, 95% Confidence level)

Nine months ended September 30, 2015

($millions)
Market Risk-Related Gains and Losses
Risk Management VaR
250
200
150
100
50
-
(50)
(100)
First Quarter 2015
Second Quarter 2015
Third Quarter 2015

Earnings-at-risk
The VaR and stress-test measures described above illustrate the economic sensitivity of the Firm’s Consolidated balance sheets to changes in market variables. The effect of interest rate exposure on the Firm’s reported net income is also important as interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits and issuing debt. The Firm evaluates its structural interest rate risk exposure through earnings-at-risk, which measures the extent to which changes in interest rates will affect the Firm’s net interest income and interest rate-sensitive fees. Earnings-at-risk excludes the impact of CIB's markets-based activities and MSRs, as these sensitivities are captured under VaR.
The Firm conducts simulations of changes in structural interest rate-sensitive revenue under a variety of instantaneous interest rate shock scenarios for interest rate-sensitive assets and liabilities denominated in U.S. dollar and other currencies (“non-U.S. dollar” currencies). Earnings-at-risk scenarios estimate the potential change in this revenue, and the corresponding impact to the Firm’s pretax net interest income excluding CIB's markets-based activities and MSRs over the following 12 months utilizing multiple assumptions as described below. These scenarios may consider the impact on exposures as a result of changes in interest rates, as well as pricing sensitivities of deposits, optionality and changes in product mix. The scenarios include forecasted balance sheet changes, as well as modeled prepayment and reinvestment behavior, but do not include assumptions about actions which could be taken by the Firm in response to any such instantaneous rate changes. Mortgage prepayment assumptions are based on current interest rates compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience. The Firm’s earnings-at-risk scenarios are periodically evaluated and enhanced in response to changes in the composition of the Firm’s balance sheet, changes in market conditions, improvements in the Firm’s simulation and other factors.
Effective January 1, 2015, the Firm conducts earnings-at-risk simulations for assets and liabilities denominated in U.S. dollars separately from assets and liabilities denominated in non-U.S. dollar currencies in order to enhance the Firm’s ability to monitor structural interest rate risk from non-U.S. dollar exposures.

The Firm’s U.S. dollar sensitivity is presented in the table below. The result of the non-U.S. dollar sensitivity scenario was not material to the Firm’s earnings-at-risk at September 30, 2015.

JPMorgan Chase’s 12-month pretax net interest income sensitivity profiles
(Excludes the impact of CIB’s markets-based activities and MSRs)
(in billions)	Instantaneous change in rates
September 30, 2015	+200bps	+100bps	-100bps		-200bps
U.S. dollar	$5.0	$3.0	NM	(a)	NM	(a)

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
Separately, another U.S. dollar interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month pretax benefit to net interest income excluding CIB's markets-based activities and MSRs of approximately $600 million. The increase in net interest income under this scenario reflects the Firm reinvesting at the higher long-term rates, with funding costs remaining unchanged. The result of the comparable non-U.S. dollar analysis is not material to the Firm.

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

The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of September 30, 2015. The selection of countries is based solely on the Firm’s largest total exposures by country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any actual or potentially adverse credit conditions. Country exposures may fluctuate from period-to-period due to normal client activity and market flows.

Top 20 country exposures
	September 30, 2015
(in billions)	Lending(a)	Trading and investing(b)(c)	Other(d)	Total exposure
United Kingdom	$24.4	$24.9	$1.4	$50.7
Germany	11.0	15.9	0.3	27.2
France	11.3	15.3	0.2	26.8
Canada	16.2	3.7	0.1	20.0
Japan	8.3	8.8	0.4	17.5
China	8.2	7.5	0.6	16.3
Netherlands	5.1	10.2	1.0	16.3
Brazil	6.2	7.8	—	14.0
Switzerland	8.0	2.0	3.1	13.1
Australia	6.2	6.8	—	13.0
India	6.3	5.9	0.5	12.7
Korea	4.2	3.6	0.1	7.9
Hong Kong	2.1	3.1	2.3	7.5
Italy	3.4	2.9	0.2	6.5
Spain	3.0	2.4	0.2	5.6
Mexico	2.8	2.2	—	5.0
Singapore	2.2	1.5	1.1	4.8
Luxembourg	4.3	0.3	—	4.6
Sweden	2.0	2.6	—	4.6
Belgium	1.8	2.2	—	4.0

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
Cybersecurity
The Firm devotes significant resources maintaining and regularly updating its systems and processes that are designed to protect the security of the Firm’s computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. Third parties with which the Firm does business or that facilitate the Firm’s business activities (e.g., vendors, exchanges, clearing houses, central depositories, and financial intermediaries) could also be sources of cybersecurity risk to the Firm, including with respect to breakdowns or failures of their systems, misconduct by the employees of such parties, or cyberattacks which could affect their ability to deliver a product or service to the Firm or result in lost or compromised information of the Firm or its clients. In addition, customers with which or whom the Firm does business can also be sources of cybersecurity risk to the Firm, particularly when their activities and systems are beyond the Firm’s own security and control systems. Customers will generally be responsible for losses incurred due to their own failure to maintain the security of their own systems and processes.

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
The Firm has established, and continues to establish, defenses to mitigate other possible future attacks. Compared with 2014, the Firm expects its annual cybersecurity spending to be nearly double in 2015, and to continue to increase in 2016, in order to enhance its defense capabilities. These enhancements include more robust testing, advanced analytics, improved technology coverage, and a program to increase employee awareness about cybersecurity risks and best practices.

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

Regulatory capital
The following tables present the Firm’s Transitional and Fully Phased-In risk-based and leverage-based capital metrics under both the Basel III Standardized and Advanced Approaches. For information on well-capitalized standards, see page 71.

	Transitional				Fully Phased-In
September 30, 2015 (in millions, except ratios)	Standardized		Advanced	Minimum capital ratios (c)	Standardized	Advanced	Minimum capital ratios (d)
Risk-based capital metrics:
CET1 capital	$173,577		$173,577		$172,430	$172,430
Tier 1 capital	199,222		199,222		198,157	198,157
Total capital	234,462		223,962		230,363	219,864
Risk-weighted assets	1,503,370	(b)	1,502,685		1,513,137	1,513,037
CET1 capital ratio	11.5%		11.6%	4.5%	11.4%	11.4%	11.5%
Tier 1 capital ratio	13.3		13.3	6.0	13.1	13.1	13.0
Total capital ratio	15.6		14.9	8.0	15.2	14.5	15.0
Leverage-based capital metrics
Tier 1 capital	$199,222		$199,222		$198,157	$198,157
Adjusted average assets	2,375,809		2,375,809		2,375,128	2,375,128
Tier 1 leverage ratio(a)	8.4%		8.4%	4.0	8.3%	8.3%	4.0
SLR leverage exposure	NA		$3,117,125		NA	$3,116,444
SLR	NA		6.4%	NA	NA	6.4%	5.0	(e)

	Transitional				Fully Phased-In
December 31, 2014 (in millions, except ratios)	Standardized		Advanced	Minimum capital ratios (c)	Standardized	Advanced	Minimum capital ratios (d)
Risk-based capital metrics:
CET1 capital	$164,426		$164,426		$164,514	$164,514
Tier 1 capital	186,294		186,294		184,572	184,572
Total capital	221,225		210,684		216,796	206,256
Risk-weighted assets	1,472,602	(b)	1,608,240		1,561,145	1,619,287
CET1 capital ratio	11.2%		10.2%	4.5%	10.5%	10.2%	9.5%
Tier 1 capital ratio	12.7		11.6	6.0	11.8	11.4	11.0
Total capital ratio	15.0		13.1	8.0	13.9	12.7	13.0
Leverage-based capital metrics
Tier 1 capital	$186,294		$186,294		$184,572	$184,572
Adjusted average assets	2,465,414		2,465,414		2,464,401	2,464,401
Tier 1 leverage ratio(a)	7.6%		7.6%	4.0	7.5%	7.5%	4.0
SLR leverage exposure	NA		NA		NA	$3,320,404
SLR	NA		NA	NA	NA	5.6%	5.0	(e)
Note: As of September 30, 2015, and December 31, 2014, the lower of the Standardized or Advanced capital ratios under the transitional rules in the table above represents the Firm’s Collins Floor, as discussed in Risk-based capital regulatory minimums on page 71. If the fully phased-in Basel III rules were in effect as of September 30, 2015, and December 31, 2014, the lower of the fully phased-in Standardized or Advanced capital ratios in the table above would be the Collins Floor. Also included in the tables are the transitional and fully phased-in regulatory minimums, which as of September 30, 2015, include the impact of the U.S. Global Systemically Important Banks (“G-SIB”) final rule issued on July 20, 2015, as described further below on page 71.

(a)	As the Tier 1 leverage ratio is not a risk-based measure of capital, the ratios are calculated in the same manner under both the Transitional and Fully Phased-In rules.

(b)	Effective January 1, 2015, Basel III Standardized RWA is calculated under the Basel III definition of the Standardized approach. Prior periods were based on Basel I with 2.5.

(c)	Represents the minimum capital ratios for 2015 currently applicable to the Firm under Basel III.

(d)
Represents the minimum capital ratios applicable to the Firm on a fully phased-in Basel III basis, including the final U.S. G-SIB surcharge estimated for the Firm by the Federal Reserve in its publication of the U.S. Final G-SIB Rule on July 20, 2015. These minimums will be fully phased-in effective January 1, 2019. For additional information on the G-SIB surcharge, see page 73.

(e)	In the case of SLR, the fully phased-in minimum ratio is effective beginning January 1, 2018.

Basel III overview
Basel III capital rules, for large and internationally active U.S. bank holding companies and banks, including the
Firm and its insured depository institution (“IDI”) subsidiaries, revised, among other things, the definition of capital and introduced a new common equity Tier 1 capital (“CET1 capital”) requirement. Basel III presents two comprehensive methodologies for calculating risk-weighted assets (“RWA”)— a general (Standardized) approach, which replaced Basel I RWA effective January 1, 2015 (“Basel III Standardized”), and an advanced approach, which replaced Basel II RWA (“Basel III Advanced”)— and sets out minimum capital ratios and overall capital adequacy standards. Certain of the requirements of Basel III are subject to phase-in periods that began on January 1, 2014 and continue through the end of 2018 (“transitional period”)
as described below.
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to calculate a supplementary leverage ratio (“SLR”). Certain U.S. bank holding companies, including the Firm, are required to have a minimum SLR of at least 5% and IDI subsidiaries, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., to have a minimum SLR of at least 6%, both beginning January 1, 2018. For additional information on the SLR, see page 73.
Basel III Transitional
Basel III Transitional capital requirements became effective on January 1, 2014, and will become fully phased-in on January 1, 2019. The following table presents a reconciliation of the Firm’s Basel III Transitional CET1 capital to the Firm’s estimated Basel III Fully Phased-In CET1 capital as of September 30, 2015.

(in millions)	September 30, 2015
Transitional CET1 capital	$173,577
AOCI phase-in(a)	790
CET1 capital deduction phase-in(b)	(1,303)
Intangibles deduction phase-in(c)	(555)
Other adjustments to CET1 capital(d)	(79)
Fully Phased-In CET1 capital	$172,430

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

Risk-based capital regulatory minimums
As noted above the Basel III rules include minimum capital ratio requirements that are subject to phase-in periods through the end of 2018. The capital adequacy of the Firm and its national bank subsidiaries, both during the transitional period and upon full phase-in, is evaluated against the Basel III approach (Standardized or Advanced) which results, for each quarter, in the lower ratio (the “Collins Floor”), as required by the Collins Amendment of the Dodd-Frank Act.
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
The capital conservation buffer requires an additional 2.5% of CET1 capital, as well as additional levels of capital in the form of a G-SIB surcharge. On July 20, 2015, the Federal Reserve issued a final rule requiring G-SIBs to calculate their G-SIB surcharge, on an annual basis, under two separately prescribed methods, and to be subject to the higher of the two. The first method reflects the G-SIB surcharge as prescribed by Basel rules, and is calculated across five criteria: size, cross-jurisdictional activity, interconnectedness, complexity and substitutability. The Firm’s G-SIB buffer as calculated under this method is currently estimated to be 2.5%. The second method modifies the requirements to include a measure of short-term wholesale funding in place of substitutability, and introduces a G-SIB score “multiplication factor.” In its July 20, 2015 rule release, the Federal Reserve estimated the Firm’s G-SIB surcharge to be 4.5% of CET1 capital based on its G-SIB score as of December 31, 2014.
Based on the Federal Reserve’s estimates, the Firm’s fully phased-in capital conservation buffer is 7%. The capital conservation buffer will be phased-in beginning January 1, 2016.

As well as meeting the minimum capital ratio requirements, inclusive of the capital conservation buffer, the Firm must, in order to be considered well capitalized pursuant to regulations issued by the Federal Reserve, maintain a minimum 10% Total Capital requirement. Each of the Firm's IDI subsidiaries must maintain a minimum 6.5% CET1 standard to meet the definition of “well capitalized” under the Prompt Corrective Action (“PCA”) requirements of the FDICIA for IDI subsidiaries. The PCA standards for IDI subsidiaries were effective January 1, 2015.

Capital
A reconciliation of total stockholders’ equity to Basel III Fully Phased-In CET1 capital, Tier 1 capital and Basel III Advanced and Standardized Fully Phased-In Total capital is presented in the table below. Beginning July 21, 2015, the Volcker Rule provisions regarding the prohibitions against proprietary trading and holding ownership interests in or sponsoring “covered funds” became effective. The deduction from Basel III Tier 1 capital associated with the permissible holdings of covered funds acquired after December 31, 2013 was not material as of September 30, 2015.
For additional information on the components of regulatory capital, see Note 20.

Risk-based capital components
(in millions)	September 30, 2015
Total stockholders’ equity	$245,728
Less: Preferred stock	26,068
Common stockholders’ equity	219,660
Less:
Goodwill(a)	44,411
Other intangible assets(a)	925
Other CET1 capital adjustments	1,894
CET1 capital	172,430
Preferred stock	26,068
Less:
Other Tier 1 adjustments	341
Tier 1 capital	$198,157
Long-term debt and other instruments qualifying as Tier 2 capital	$18,112
Qualifying allowance for credit losses	14,201
Other	(107)
Standardized Fully Phased-In Tier 2 capital	$32,206
Standardized Fully Phased-in Total capital	$230,363
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital	(10,499)
Advanced Fully Phased-In Tier 2 capital	$21,707
Advanced Fully Phased-In Total capital	$219,864

(a)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

Capital rollforward
The following table presents the changes in Basel III Fully Phased-In CET1 capital, Tier 1 capital and Tier 2 capital for the nine months ended September 30, 2015.

Nine months ended September 30, (in millions)	2015
Standardized/Advanced CET1 capital at December 31, 2014	$164,514
Net income applicable to common equity	17,911
Dividends declared on common stock	(4,838)
Net purchase of treasury stock	(2,685)
Changes in additional paid-in capital	(954)
Changes related to AOCI	(1,507)
Adjustment related to FVA/DVA	(732)
Other	721
Increase in Standardized/Advanced CET1 capital	7,916
Standardized/Advanced CET1 capital at September 30, 2015	$172,430

Standardized/Advanced Tier 1 capital at December 31, 2014	$184,572
Change in CET1 capital	7,916
Net issuance of noncumulative perpetual preferred stock	6,005
Other	(336)
Increase in Standardized/Advanced Tier 1 capital	13,585
Standardized/Advanced Tier 1 capital at September 30, 2015	$198,157

Standardized Tier 2 capital at December 31, 2014	$32,224
Change in long-term debt and other instruments qualifying as Tier 2	608
Change in qualifying allowance for credit losses	(606)
Other	(20)
Decrease in Standardized Tier 2 capital	(18)
Standardized Tier 2 capital at September 30, 2015	$32,206
Standardized Total capital at September 30, 2015	$230,363
Advanced Tier 2 capital at December 31, 2014	$21,684
Change in long-term debt and other instruments qualifying as Tier 2	608
Change in qualifying allowance for credit losses	(565)
Other	(20)
Increase in Advanced Tier 2 capital	23
Advanced Tier 2 capital at September 30, 2015	$21,707
Advanced Total capital at September 30, 2015	$219,864

RWA
Key differences in the calculation of credit risk RWA between the Standardized and Advanced approaches are that for Basel III Advanced, credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas for Basel III Standardized, credit risk RWA is generally based on supervisory risk-weightings which vary primarily by counterparty type and asset class. Market risk RWA is calculated on a generally consistent basis between Basel III Standardized and Basel III Advanced. Basel III Advanced also includes a measure of operational risk RWA. In addition to the RWA calculated under these methodologies, the Firm may supplement such amounts to incorporate management judgment and feedback from its banking regulators.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced Fully Phased-In for the nine months ended September 30, 2015. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Nine months ended September 30, 2015 (in billions)	Credit risk RWA	Market risk RWA	Total RWA	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
At December 31, 2014	$1,381	$180	$1,561	$1,040	$179	$400	$1,619
Model & data changes(a)	(10)	(14)	(24)	(37)	(14)	—	(51)
Portfolio runoff(b)	(9)	(7)	(16)	(14)	(7)	—	(21)
Movement in portfolio levels(c)	(3)	(5)	(8)	(30)	(4)	—	(34)
Changes in RWA	(22)	(26)	(48)	(81)	(25)	—	(106)
September 30, 2015	$1,359	$154	$1,513	$959	$154	$400	$1,513

(a)	Model & data changes refer to movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).

(b)
Portfolio runoff for credit risk RWA reflects reduced risk from position rolloffs in legacy portfolios in Mortgage Banking (primarily under the Advanced framework) and Broker Dealer Services (primarily under the Standardized framework); and for market risk RWA reflects reduced risk from position rolloffs in legacy portfolios in the wholesale businesses.

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
Supplementary leverage ratio
For additional information on the SLR, see Capital Management on pages 146–155 of JPMorgan Chase’s 2014 Annual Report.
The following table presents the components of the Firm’s Fully Phased-In SLR as of September 30, 2015.

(in millions, except ratio)	September 30, 2015
Tier 1 Capital	$198,157
Total average assets	2,421,708
Less: amounts deducted from Tier 1 capital	46,580
Total adjusted average assets(a)	2,375,128
Off-balance sheet exposures(b)	741,316
SLR leverage exposure	$3,116,444
SLR	6.4%

(a)
Adjusted average assets, for purposes of calculating the SLR, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital predominantly comprising disallowed goodwill and other intangible assets.

(b)	Off-balance sheet exposures are calculated as the average of each of the three month’s period-end balances.

As of September 30, 2015, the Firm estimates that JPMorgan Chase Bank, N.A.’s and Chase Bank USA, N.A.’s Fully Phased-In SLRs are approximately 6.5% and 8.2%, respectively.
Regulatory capital outlook
The Firm expects to continue to accrete capital and believes its current capital levels enable it to retain market access, continue its strategy to invest in and grow its businesses and maintain flexibility to distribute excess capital. The Firm intends to balance return of capital to stockholders with achieving higher capital ratios over time. At September 30, 2015, the Firm's Basel III Standardized and Advanced Fully Phased-In CET1 ratios were the same, and therefore in the next quarter or two, the Firm anticipates either CET1 ratio could become the lower of the two, and thus, the binding constraint. However, the Firm still expects the Basel III Standardized Fully Phased-In CET1 ratio to become its Collins Floor, and therefore its binding constraint at some point during 2016. At September 30, 2015, the Firm had exceeded its 2015 year-end Basel III Fully Phased-In CET1 target of 11%, and anticipates reaching a Basel III Fully Phased-In CET1 ratio of approximately 12% no later than the end of 2018. The Firm intends to manage its capital so that it achieves the required capital levels and composition in line with, or in advance of, the required timetables of current and proposed rules.
The Firm’s capital targets take into consideration the current U.S. Basel III requirements, including the U.S. G-SIB final rule, and other business factors. These targets may be revised in the future; for example, if the Firm’s U.S. G-SIB capital surcharge is determined by its regulators to be lower than 4.5%. Given actions taken in the current year in particular, in reducing non-operating deposits, the Firm estimates its U.S. G-SIB surcharge to be 4% as of September 30, 2015.
Minimum Total Loss Absorbing Capacity (“TLAC”)
In November 2014, the Financial Stability Board issued a proposal requiring minimum TLAC of 16-20% of a financial institution’s RWA and of at least twice its Basel III Tier 1 leverage ratio. The final TLAC proposal is expected to be submitted to the G-20 in advance of the G-20 Summit scheduled for the fourth quarter of 2015. On October 30, 2015, U.S. banking regulators issued an NPR that outlines TLAC requirements specific to G-SIB bank holding companies, including the Firm; the Firm is currently evaluating the impact of the NPR. For additional information on TLAC, see Capital Management on pages 146–155 of JPMorgan Chase’s 2014 Annual Report.

Economic risk capital
Economic risk capital is another of the disciplines the Firm uses to assess the capital required to support its businesses. Economic risk capital is a measure of the capital needed to cover JPMorgan Chase’s business activities in the event of unexpected losses. The Firm measures economic risk capital using internal risk-assessment methodologies and models based primarily on four risk factors: credit, market, operational and private equity risk, and considers factors, assumptions and inputs that differ from those required to be used for regulatory capital requirements. Accordingly, economic risk capital provides a complementary measure to regulatory capital. As economic risk capital is a separate component of the capital framework for Advanced Approach banking organizations under Basel III, the Firm continues to refine its economic risk capital framework.

Line of business equity
The Firm’s framework for allocating capital to its business segments (line of business equity) is based on the following objectives:

•	Integrate firmwide and line of business capital management activities;

•	Measure performance consistently across all lines of business; and

•	Provide comparability with peer firms for each of the lines of business
Each business segment is allocated capital by taking into consideration regulatory capital requirements (as estimated under Basel III Advanced Fully Phased-In) and economic risk measures and stand-alone peer comparisons. Capital is also allocated to each line of business for, among other things, goodwill and other intangibles associated with acquisitions effected by the line of business. ROE is measured and internal targets for expected returns are established as key measures of a business segment’s performance.

Line of business equity
(in billions)	September 30, 2015	December 31, 2014
Consumer & Community Banking	$51.0	$51.0
Corporate & Investment Bank	62.0	61.0
Commercial Banking	14.0	14.0
Asset Management	9.0	9.0
Corporate	83.7	76.7
Total common stockholders’ equity	$219.7	$211.7

Line of business equity	Quarterly average
(in billions)	3Q15	4Q14	3Q14
Consumer & Community Banking	$51.0	$51.0	$51.0
Corporate & Investment Bank	62.0	61.0	61.0
Commercial Banking	14.0	14.0	14.0
Asset Management	9.0	9.0	9.0
Corporate	81.0	76.9	74.6
Total common stockholders’ equity	$217.0	$211.9	$209.6

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
The Firm’s current expectation is to continue to target a dividend payout ratio of approximately 30% of normalized earnings over time. Following receipt on March 11, 2015, of the Federal Reserve’s non-objection to the Firm’s 2015 capital plan submitted under its Comprehensive Capital Analysis and Review (“CCAR”), the Firm announced that its Board of Directors had increased the quarterly common stock dividend to $0.44 per share, effective with the dividend paid on July 31, 2015. The Firm’s dividends will be subject to the Board of Directors’ approval at the customary times those dividends are to be declared.
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
Preferred stock
During the three and nine months ended September 30, 2015, the Firm issued $1.2 billion and $6.0 billion, respectively, of noncumulative preferred stock. Preferred stock dividends declared were $393 million and $1.1 billion for the three and nine months ended September 30, 2015, respectively. Assuming all preferred stock issuances during the third quarter of 2015 were outstanding for the entire quarter, and dividends were declared on such issuances, preferred stock dividends would have been $412 million for the quarter.
For additional information on the Firm’s preferred stock, see Note 22 of JPMorgan Chase’s 2014 Annual Report.
Common equity
During the nine months ended September 30, 2015, warrant holders exercised their right to purchase 11.5 million shares of the Firm’s common stock. Under the warrants’ net settlement terms, the Firm issued 4.4 million shares of its common stock as a result of these exercises. As of September 30, 2015, 48.3 million warrants remained outstanding, compared with 59.8 million outstanding as of December 31, 2014.
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

The following table sets forth the Firm’s repurchases of common equity for the three and nine months ended September 30, 2015 and 2014. The Firm repurchased common equity as permitted by its CCAR capital plans and prior Board authorization. Under the Federal Reserve's current capital plan and stress test rules, the Firm's cumulative net repurchases through the current quarter, cannot exceed the amount reflected in the Firm's 2015 capital plan submitted to the Federal Reserve. There were no warrants repurchased during the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Total shares of common stock repurchased	19.1	25.5	70.8	57.0
Aggregate common stock repurchases	$1,248	$1,489	$4,397	$3,250
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
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At September 30, 2015, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $13.2 billion, exceeding the minimum requirement by $10.7 billion, and JPMorgan Clearing’s net capital was $7.5 billion, exceeding the minimum requirement by $5.8 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of September 30, 2015, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
J.P. Morgan Securities plc is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and is the Firm’s principal operating subsidiary in the U.K. It has authority to engage in banking, investment banking and broker-dealer activities. J.P. Morgan Securities plc is jointly regulated by the U.K. Prudential Regulation Authority (“PRA”) and Financial Conduct Authority (“FCA”). Commencing January 1, 2014, J.P. Morgan Securities plc became subject to the U.K. Basel III capital rules.
At September 30, 2015, J.P. Morgan Securities plc had estimated total capital of $33.9 billion; its estimated CET1 capital ratio was 14.6% and its estimated Total capital ratio was 18.5%. Both capital ratios exceeded the minimum standards of 4.5% and 8.0%, respectively, under the transitional requirements of the European Union’s (“EU”) Basel III Capital Requirements Directive and Regulation, as well as the additional capital requirements specified by the PRA.

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
At September 30, 2015, the Firm was compliant with the fully phased-in U.S. LCR. The Firm’s LCR may fluctuate from period-to-period due to normal flows from client activity.
On October 31, 2014, the Basel Committee issued the final standard for the NSFR which will become a minimum standard by January 1, 2018. The U.S. banking regulators are expected to issue an NPR that would outline requirements specific to U.S. banks.
HQLA
HQLA is the amount of assets that qualify for inclusion in the U.S. LCR. HQLA primarily consists of cash and certain unencumbered high quality liquid assets as defined in the final rule.
As of September 30, 2015, the Firm’s HQLA was $505 billion, compared with $600 billion as of December 31, 2014. The decrease in HQLA was due to lower cash balances largely driven by lower non-operating deposit balances; however, the Firm remains LCR–compliant given the corresponding reduction in estimated net cash outflows associated with those deposits. HQLA may fluctuate from period-to-period primarily due to normal flows from client activity.

The following table presents HQLA included in the U.S. LCR, broken out by HQLA-eligible cash and HQLA-eligible securities as of September 30, 2015.

(in billions)	September 30, 2015
HQLA
Eligible cash(a)	$335
Eligible securities(b)	170
Total HQLA	$505

(a)	Predominantly cash on deposit at central banks.

(b)	Predominantly includes U.S. agency mortgage-backed securities, U.S. Treasuries, and sovereign bonds net of applicable haircuts under U.S. LCR rules.

In addition to HQLA, as of September 30, 2015, the Firm has approximately $243 billion of unencumbered marketable securities, such as equity securities and fixed income debt securities, available to raise liquidity, if required. Furthermore, the Firm maintains borrowing capacity at various Federal Home Loan Banks (“FHLBs”), the Federal Reserve Bank discount window and various other central banks as a result of collateral pledged by the Firm to such banks. Although available, the Firm does not view the borrowing capacity at the Federal Reserve Bank discount window and the various other central banks as a primary source of liquidity. As of September 30, 2015, the Firm’s remaining borrowing capacity at various FHLBs and the Federal Reserve Bank discount window was approximately $174 billion. This remaining borrowing capacity excludes the benefit of securities included above in HQLA or other unencumbered securities currently held at the Federal Reserve Bank discount window for which the Firm has not drawn liquidity.
Funding
Sources of funds
Management believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.
The Firm funds its global balance sheet through diverse sources of funding including a stable deposit franchise as well as secured and unsecured funding in the capital markets. The Firm’s loan portfolio (aggregating approximately $809.5 billion at September 30, 2015), is funded with a portion of the Firm’s deposits (aggregating approximately $1,273.1 billion at September 30, 2015), and through securitizations and, with respect to a portion of the Firm’s real estate-related loans, with secured borrowings from the FHLBs. Deposits in excess of the amount utilized to fund loans are primarily invested in the Firm’s investment securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics. Securities borrowed or purchased under resale agreements and trading assets- debt and equity instruments are primarily funded by the Firm’s securities loaned or sold under agreements to repurchase, trading liabilities–debt and equity instruments and a portion of the Firm’s long-term debt and stockholders’ equity. In addition to funding securities borrowed or purchased under resale agreements and trading assets-debt and equity instruments, proceeds from the Firm’s debt and equity issuances are used to fund certain loans and other financial and non-financial assets, or may be invested in the Firm’s investment securities portfolio. See the discussion below for additional information relating to Deposits, Short-term funding, and Long-term funding and issuance.

Deposits
A key strength of the Firm is its diversified deposit franchise, through each of its lines of business, which provides a stable source of funding and limits reliance on the wholesale funding markets. As of September 30, 2015, the Firm’s loans-to-deposits ratio was 64%, compared with 56% at December 31, 2014.
As of September 30, 2015, total deposits for the Firm were $1,273.1 billion, compared with $1,363.4 billion at December 31, 2014 (59% and 58% of total liabilities at September 30, 2015, and December 31, 2014, respectively). The decrease was attributable to lower wholesale non-operating deposits, partially offset by higher consumer deposits. For further information, see Balance Sheet Analysis on pages 10–11.

The Firm has typically experienced higher customer deposit inflows at period-ends. Therefore, the Firm believes average deposit balances are more representative of deposit trends. The table below summarizes, by line of business, deposit balances as of September 30, 2015, and December 31, 2014, respectively, as well as average deposits for the three and nine months ended September 30, 2015 and 2014, respectively.

	September 30, 2015	December 31, 2014	Three months ended September 30,		Nine months ended September 30,
Deposits			Average		Average
(in millions)			2015	2014	2015	2014
Consumer & Community Banking	$539,182	$502,520	$535,987	$492,022	$525,951	$483,297
Corporate & Investment Bank	400,476	468,423	400,690	419,720	419,562	411,189
Commercial Banking	178,266	213,682	176,619	191,555	186,625	188,913
Asset Management	140,121	155,247	141,896	151,240	150,840	149,480
Corporate	15,061	23,555	15,769	15,138	18,988	19,865
Total Firm	$1,273,106	$1,363,427	$1,270,961	$1,269,675	$1,301,966	$1,252,744
A significant portion of the Firm’s deposits are consumer deposits (42% and 37% at September 30, 2015, and December 31, 2014, respectively), which are considered a stable source of liquidity. Additionally, the majority of the Firm’s wholesale operating deposits are also considered to be stable sources of liquidity because they are generated from customers that maintain operating service relationships with the Firm. Wholesale non-operating deposits, including a portion of balances previously reported as commercial paper sweep liabilities, have decreased by over $150 billion from December 31, 2014 to September 30, 2015, predominantly driven by the Firm’s actions to reduce such deposits, consistent with its commitment to do so, as announced in February 2015. The reduction has not had a significant impact on the Firm’s liquidity position. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 17–45 and pages 10–11, respectively.

The following table summarizes short-term and long-term funding, excluding deposits, as September 30, 2015, and December 31, 2014, and average balances for the three and nine months ended September 30, 2015 and 2014, respectively. For additional information, see the Balance Sheet Analysis on pages 10–11 and Note 12.

	September 30, 2015	December 31, 2014	Three months ended September 30,		Nine months ended September 30,
Sources of funds (excluding deposits)			Average		Average
(in millions)			2015	2014	2015	2014
Commercial paper:
Wholesale funding	$19,656	$24,052	$19,580	$18,289	$19,808	$18,622
Client cash management	—	42,292	6,587	41,070	25,135	40,648
Total commercial paper	$19,656	$66,344	$26,167	$59,359	$44,943	$59,270

Obligations of Firm-administered multi-seller conduits(a)	$12,967	$12,047	$13,275	$8,981	$12,237	$11,068
Other borrowed funds	$27,174	$30,222	$28,466	$33,154	$30,516	$31,782

Securities loaned or sold under agreements to repurchase:
Securities sold under agreements to repurchase	$160,400	$167,077	$165,099	$190,886	$171,280	$182,690
Securities loaned	14,909	21,798	17,897	19,983	20,353	22,109
Total securities loaned or sold under agreements to repurchase(b)(c)(d)	$175,309	$188,875	$182,996	$210,869	$191,633	$204,799

Total senior notes	$151,323	$142,480	$149,287	$139,509	$146,900	$138,984
Trust preferred securities	3,996	5,496	3,988	5,476	4,500	5,467
Subordinated debt	28,705	29,472	27,064	29,230	27,906	29,228
Structured notes	31,054	30,021	31,159	30,837	30,916	30,067
Total long-term unsecured funding	$215,078	$207,469	$211,498	$205,052	$210,222	$203,746

Credit card securitization(a)	$30,094	$31,239	$30,826	$28,814	$31,151	$28,587
Other securitizations(e)	1,817	2,008	1,878	2,489	1,941	2,958
FHLB advances	73,535	64,994	73,006	57,598	69,132	60,016
Other long-term secured funding(f)	4,332	4,373	4,354	3,989	4,308	5,307
Total long-term secured funding	$109,778	$102,614	$110,064	$92,890	$106,532	$96,868

Preferred stock(g)	$26,068	$20,063	$25,718	$18,602	$23,357	$15,992
Common stockholders’ equity(g)	$219,660	$211,664	$217,023	$209,621	$214,389	$205,888

(a)	Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.

(b)	Excludes federal funds purchased.

(c)
Excluded long-term structured repurchase agreements of $4.0 billion and $2.7 billion as of September 30, 2015, and December 31, 2014, respectively, and average balance of $3.9 billion and $2.6 billion for the three months ended September 30, 2015 and 2014, respectively, and $3.5 billion and $3.8 billion for the nine months ended September 30, 2015 and 2014, respectively.

(d)	Excluded average long-term securities loaned of $32 million for the nine months ended September 30, 2014. There was no balance for the other periods presented.

(e)
Other securitizations includes securitizations of residential mortgages and student loans. The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table.

(f)	Includes long-term structured notes which are secured.

(g)
For additional information on preferred stock and common stockholders’ equity see Capital Management on pages 69–75 and the Consolidated statements of changes in stockholders’ equity on page 89; and Note 22 and Note 23 of JPMorgan Chase’s 2014 Annual Report.

Short-term funding
During the third quarter 2015 the Firm completed the discontinuation of its commercial paper customer sweep cash management program. This change has not had a significant impact on the Firm’s liquidity as the majority of these customer funds remain as deposits at the Firm.

The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. Securities loaned or sold under agreements to repurchase are secured predominantly by high-quality securities collateral, including government-issued debt and agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under repurchase agreements on the Consolidated balance sheets. The decrease in securities loaned or sold under agreements to repurchase at September 30, 2015, compared with the balance at December 31, 2014 (as well as the average balances for the three and nine months ended September 30, 2015, compared with the prior year periods) was predominantly attributable to a decline in secured financing of trading assets-debt and equity instruments. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment securities and market-making portfolios); and other market and portfolio factors.
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
The significant majority of the Firm’s long-term unsecured funding is issued by the parent holding company to provide maximum flexibility in support of both bank and nonbank subsidiary funding. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and nine months ended September 30, 2015 and 2014. For additional information, see Note 21 of JPMorgan Chase’s 2014 Annual Report.

Long-term unsecured funding	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Issuance
Senior notes issued in the U.S. market	$2,651	$—	$16,281	$13,478
Senior notes issued in non-U.S. markets	1,268	1,953	8,574	7,419
Total senior notes	3,919	1,953	24,855	20,897
Subordinated debt	1,494	2,984	3,232	2,984
Structured notes	5,514	5,255	18,123	15,560
Total long-term unsecured funding – issuance	$10,927	$10,192	$46,210	$39,441

Maturities/redemptions
Total senior notes	$1,370	$4	$14,089	$17,404
Trust preferred securities	—	—	1,500	—
Subordinated debt	573	2,000	3,605	2,600
Structured notes	4,040	4,506	14,364	13,356
Total long-term unsecured funding – maturities/redemptions	$5,983	$6,510	$33,558	$33,360
In addition, from October 1, 2015, through November 2, 2015, the Firm issued $4.7 billion of senior notes.
The Firm raises secured long-term funding through securitization of consumer credit card loans and advances from the FHLBs. It may also in the future raise long-term funding through securitization of residential mortgages and auto loans, which would increase funding and investor diversity.

The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the three and nine months ended September 30, 2015 and 2014, respectively.

	Three months ended September 30,				Nine months ended September 30,
Long-term secured funding	Issuance		Maturities/Redemptions		Issuance		Maturities/Redemptions
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Credit card securitization	$700	$500	$1,850	$—	$6,826	$6,050	$7,980	$3,774
Other securitizations(a)	—	—	63	61	—	—	191	246
FHLB advances	4,000	5,750	3,003	6,135	16,550	6,750	8,006	8,625
Other long-term secured funding	$31	$131	$141	$62	$294	$464	$350	$3,058
Total long-term secured funding	$4,731	$6,381	$5,057	$6,258	$23,670	$13,264	$16,527	$15,703

(a)	Other securitizations includes securitizations of residential mortgages and student loans.

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

The credit ratings of the parent holding company and the Firm’s principal bank and nonbank subsidiaries as of September 30, 2015, were as follows.

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A. Chase Bank USA, N.A.			J.P. Morgan Securities LLC
September 30, 2015	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s	A3	P-2	Stable	Aa3	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A	A-1	Negative	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	A+	F1	Stable	AA-	F1+	Stable	AA-	F1+	Stable
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
For more information about the applicable requirements relating to risk-based capital and leverage in the U.S.
under Basel III, see Regulatory capital on pages 69–73 and Note 20.
Under Basel III, bank holding companies and banks are required to measure their liquidity against two specific liquidity tests: the LCR and the NSFR. For additional information on these ratios, see Liquidity Risk Management on pages 76–80.
For additional information on the Firm’s CCAR, see Regulatory capital on pages 69–73.

For further information on the potential impact of the
G-SIB framework and TLAC, see Regulatory capital on pages 69–73.
For information on the net capital of J.P. Morgan Securities LLC and J.P. Morgan Clearing Corp., and the applicable requirements relating to risk-based capital for J.P. Morgan Securities plc, see Regulatory capital on pages 69–73.
Dividends
At September 30, 2015, JPMorgan Chase estimated that its banking subsidiaries could pay, in the aggregate, approximately $40 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained consumer and wholesale loan portfolios, as well as the Firm’s wholesale and certain consumer lending-related commitments. The allowance for loan losses is intended to adjust the carrying value of the Firm’s loan assets to reflect probable credit losses inherent in the loan portfolio as of the balance sheet date. Similarly, the allowance for lending-related commitments is established to cover probable credit losses inherent in the lending-related commitments portfolio as of the balance sheet date. For further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Allowance for credit losses on pages 128–130 and Note 15 of JPMorgan Chase’s 2014 Annual Report; for amounts recorded as of September 30, 2015 and 2014, see Allowance for credit losses on pages 60–62 and Note 14 of this Form 10-Q.
As noted in the discussion on pages 161–163 of JPMorgan Chase’s 2014 Annual Report, the Firm’s allowance for credit losses is sensitive to numerous factors, which may differ depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions and estimates could affect its estimate of probable credit losses inherent in the portfolio at the balance sheet date. The Firm uses its best judgment to assess these economic conditions and loss data in estimating the allowance for loan losses and these estimates are subject to periodic refinement based on any changes to underlying external and Firm-specific historical data. In many cases, the use of alternate estimates (for example, the effect of home prices and unemployment rates on consumer delinquency, or the calibration between the Firm’s wholesale loan risk ratings and external credit ratings) or data sources (for example, external probability of default (“PD”) and loss given default (“LGD”) factors that incorporate industry-wide information, versus Firm-specific history) would result in a different estimated allowance for loan loss. To illustrate the potential magnitude of certain alternate judgments, the Firm estimates that changes in the following inputs would have the following effects on the Firm’s modeled loss estimates as of September 30, 2015, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	For PCI loans, a combined 5% decline in housing prices and a 1% increase in unemployment from current levels could imply an increase to modeled credit loss estimates of approximately $800 million.

•
For the residential real estate portfolio, excluding PCI loans, a combined 5% decline in housing prices and a 1% increase in unemployment from current levels could imply an increase to modeled annual loss estimates of approximately $175 million.

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

September 30, 2015 (in billions, except ratio data)	Total assets at fair value	Total level 3 assets
Trading debt and equity instruments	$292.9	$13.1
Derivative receivables	68.7	8.9
Trading assets	361.6	22.0
AFS securities	256.5	0.8
Loans	3.1	2.9
MSRs	6.7	6.7
Private equity investments(a)	1.9	1.7
Other	32.4	0.8
Total assets measured at fair value on a recurring basis	662.2	34.9
Total assets measured at fair value on a nonrecurring basis	2.3	0.9
Total assets measured at fair value	$664.5	$35.8
Total Firm assets	$2,417.1
Level 3 assets as a percentage of total Firm assets		1.5%
Level 3 assets as a percentage of total Firm assets at fair value		5.4%
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
The goodwill of $101 million remaining as of December 31, 2014 associated with the Private Equity business was disposed of as part of the Private Equity sale completed in January 2015. For further information on the Private Equity sale, see Note 2.
During the three months ended September 30, 2015, the Firm updated the discounted cash flow valuation of its Mortgage Banking business. As of September 30, 2015, the estimated fair value of the Firm’s Mortgage Banking business exceeds its carrying value by less than 5%, and accordingly, the associated goodwill of approximately $2 billion was determined to not be impaired as of September 30, 2015, although it remains at an elevated risk for goodwill impairment.
For its other businesses, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes and current estimated market cost of equity) and prior projections of business performance.
Based on the updated valuation of its Mortgage Banking business and reviews of its other businesses, the Firm concluded that the goodwill allocated to its reporting units was not impaired at September 30, 2015.

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
Simplifying presentation of debt issuance costs
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs. The new guidance requires that unamortized debt issuance costs be presented as a reduction of the debt liability rather than as an asset. The guidance does not impact the amortization method for these costs. The guidance will be effective in the first quarter of 2016 with early adoption permitted. Adoption of the new guidance will have no impact on the Firm’s net income but is expected to reduce other assets and long-term debt by an immaterial amount.
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

•	Ability of the Firm to address enhanced regulatory requirements affecting its businesses;

•	Acceptance of the Firm’s new and existing products and services by the marketplace and the ability of the Firm to increase market share;

•	Ability of the Firm to attract and retain qualified employees;

•	Ability of the Firm to control expense;

•	Competitive pressures;

•	Changes in the credit quality of the Firm’s customers and counterparties;

•	Adequacy of the Firm’s risk management framework, disclosure controls and procedures and internal control over financial reporting;

•	Adverse judicial or regulatory proceedings;

•	Changes in applicable accounting policies;

•	Ability of the Firm to determine accurate values of certain assets and liabilities;

•	Occurrence of natural or man-made disasters or calamities or conflicts and the Firm’s ability to deal effectively with disruptions caused by the foregoing;

•	Ability of the Firm to maintain the security and integrity of its financial, accounting, technology, data processing and other operating systems and facilities;

•	Ability of the Firm to effectively defend itself against cyberattacks and other attempts by unauthorized parties to access the Firm’s information or disrupt its systems; and

•	The other risks and uncertainties detailed in Part I, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Revenue
Investment banking fees	$1,604	$1,538	$5,231	$4,709
Principal transactions	2,367	2,966	8,856	9,196
Lending- and deposit-related fees	1,463	1,479	4,244	4,347
Asset management, administration and commissions	3,845	3,978	11,667	11,821
Securities gains(a)	33	6	129	48
Mortgage fees and related income	469	903	1,957	2,708
Card income	1,447	1,537	4,493	4,494
Other income	628	955	1,796	2,467
Noninterest revenue	11,856	13,362	38,373	39,790
Interest income	12,739	12,926	37,818	38,580
Interest expense	1,815	1,819	5,533	6,008
Net interest income	10,924	11,107	32,285	32,572
Total net revenue	22,780	24,469	70,658	72,362

Provision for credit losses	682	757	2,576	2,299

Noninterest expense
Compensation expense	7,320	7,831	23,057	23,300
Occupancy expense	965	978	2,821	2,903
Technology, communications and equipment expense	1,546	1,465	4,536	4,309
Professional and outside services	1,776	1,907	5,178	5,625
Marketing	704	610	1,937	1,824
Other expense	3,057	3,007	7,222	7,904
Total noninterest expense	15,368	15,798	44,751	45,865
Income before income tax expense/(benefit)	6,730	7,914	23,331	24,198
Income tax expense/(benefit)	(74)	2,349	4,323	7,384
Net income	$6,804	$5,565	$19,008	$16,814
Net income applicable to common stockholders	$6,270	$5,128	$17,498	$15,588
Net income per common share data
Basic earnings per share	$1.70	$1.37	$4.72	$4.13
Diluted earnings per share	1.68	1.35	4.68	4.09

Weighted-average basic shares	3,694.4	3,755.4	3,709.2	3,774.4
Weighted-average diluted shares	3,725.6	3,788.7	3,742.2	3,808.3
Cash dividends declared per common share	$0.44	$0.40	$1.28	$1.18

(a)
The Firm recognized other-than-temporary impairment (“OTTI”) losses of $12 million and $2 million for the three months ended September 30, 2015 and 2014, respectively, and $14 million and $2 million for the nine months ended September 30, 2015 and 2014, respectively.

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Net income	$6,804	$5,565	$19,008	$16,814
Other comprehensive income, after–tax
Unrealized gains/(losses) on investment securities	(291)	(141)	(1,621)	1,928
Translation adjustments, net of hedges	(5)	3	(12)	13
Cash flow hedges	(106)	(58)	51	69
Defined benefit pension and OPEB plans	51	24	144	57
Total other comprehensive income, after–tax	(351)	(172)	(1,438)	2,067
Comprehensive income	$6,453	$5,393	$17,570	$18,881
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	Sep 30, 2015	Dec 31, 2014
Assets
Cash and due from banks	$21,258	$27,831
Deposits with banks	376,196	484,477
Federal funds sold and securities purchased under resale agreements (included $27,433 and $28,585 at fair value)	218,467	215,803
Securities borrowed (included $405 and $992 at fair value)	105,668	110,435
Trading assets (included assets pledged of $110,160 and $125,034)	361,708	398,988
Securities (included $256,491 and $298,752 at fair value and assets pledged of $23,432 and $24,912)	306,660	348,004
Loans (included $3,135 and $2,611 at fair value)	809,457	757,336
Allowance for loan losses	(13,466)	(14,185)
Loans, net of allowance for loan losses	795,991	743,151
Accrued interest and accounts receivable	57,926	70,079
Premises and equipment	14,709	15,133
Goodwill	47,405	47,647
Mortgage servicing rights	6,716	7,436
Other intangible assets	1,036	1,192
Other assets (included $7,700 and $11,909 at fair value and assets pledged of $1,176 and $1,399)	103,381	102,597
Total assets(a)	$2,417,121	$2,572,773
Liabilities
Deposits (included $11,062 and $8,807 at fair value)	$1,273,106	$1,363,427
Federal funds purchased and securities loaned or sold under repurchase agreements (included $3,565 and $2,979 at fair value)	180,319	192,101
Commercial paper	19,656	66,344
Other borrowed funds (included $9,665 and $14,739 at fair value)	27,174	30,222
Trading liabilities	141,474	152,815
Accounts payable and other liabilities (included $5,850 and $4,155 at fair value)	187,986	206,939
Beneficial interests issued by consolidated variable interest entities (included $1,199 and $2,162 at fair value)	48,733	52,362
Long-term debt (included $31,160 and $30,226 at fair value)	292,945	276,836
Total liabilities(a)	2,171,393	2,341,046
Commitments and contingencies (see Notes 21 and 23)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,606,750 and 2,006,250 shares)	26,068	20,063
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	92,316	93,270
Retained earnings	143,050	129,977
Accumulated other comprehensive income	751	2,189
Shares held in RSU Trust, at cost (472,953 shares)	(21)	(21)
Treasury stock, at cost (423,804,118 and 390,144,630 shares)	(20,541)	(17,856)
Total stockholders’ equity	245,728	231,727
Total liabilities and stockholders’ equity	$2,417,121	$2,572,773

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at September 30, 2015, and December 31, 2014. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

(in millions)	Sep 30, 2015	Dec 31, 2014
Assets
Trading assets	$4,237	$9,090
Loans	69,119	68,880
All other assets	2,109	1,815
Total assets	$75,465	$79,785
Liabilities
Beneficial interests issued by consolidated variable interest entities	$48,733	$52,362
All other liabilities	821	949
Total liabilities	$49,554	$53,311
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At both September 30, 2015, and December 31, 2014, the Firm provided limited program-wide credit enhancement of $2.0 billion related to its Firm-administered multi-seller conduits, which are eliminated in consolidation. For further discussion, see Note 15.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Nine months ended September 30,
(in millions, except per share data)	2015	2014
Preferred stock
Balance at January 1	$20,063	$11,158
Issuance of preferred stock	6,005	8,905
Balance at September 30	26,068	20,063
Common stock
Balance at January 1 and September 30	4,105	4,105
Additional paid-in capital
Balance at January 1	93,270	93,828
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(635)	(719)
Other	(319)	(49)
Balance at September 30	92,316	93,060
Retained earnings
Balance at January 1	129,977	115,756
Cumulative effect of change in accounting principle	—	(321)
Balance at beginning of year, adjusted	129,977	115,435
Net income	19,008	16,814
Dividends declared:
Preferred stock	(1,097)	(799)
Common stock ($1.28 and $1.18 per share)	(4,838)	(4,554)
Balance at September 30	143,050	126,896
Accumulated other comprehensive income
Balance at January 1	2,189	1,199
Other comprehensive income	(1,438)	2,067
Balance at September 30	751	3,266
Shares held in RSU Trust, at cost
Balance at January 1 and September 30	(21)	(21)
Treasury stock, at cost
Balance at January 1	(17,856)	(14,847)
Purchase of treasury stock	(4,397)	(3,250)
Reissuance from treasury stock	1,712	1,667
Balance at September 30	(20,541)	(16,430)
Total stockholders’ equity	$245,728	$230,939
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Nine months ended September 30,
(in millions)	2015	2014
Operating activities
Net income	$19,008	$16,814
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,576	2,299
Depreciation and amortization	3,667	3,573
Deferred tax expense/(benefit)	(530)	1,894
Investment securities gains	(129)	(48)
Stock-based compensation	1,539	1,681
Originations and purchases of loans held-for-sale	(36,188)	(48,334)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	39,332	53,250
Net change in:
Trading assets	44,473	(30,542)
Securities borrowed	4,828	(7,416)
Accrued interest and accounts receivable	11,416	(7,793)
Other assets	(6,229)	9,842
Trading liabilities	(6,625)	2,624
Accounts payable and other liabilities	(13,420)	9,341
Other operating adjustments	(6,419)	662
Net cash provided by operating activities	57,299	7,847
Investing activities
Net change in:
Deposits with banks	108,281	(98,261)
Federal funds sold and securities purchased under resale agreements	(2,626)	32,272
Held-to-maturity securities:
Proceeds from paydowns and maturities	4,790	2,947
Purchases	(5,930)	(8,634)
Available-for-sale securities:
Proceeds from paydowns and maturities	58,281	67,261
Proceeds from sales	29,303	21,054
Purchases	(54,034)	(96,776)
Proceeds from sales and securitizations of loans held-for-investment	14,634	14,592
Other changes in loans, net	(75,891)	(30,070)
Net cash provided by/(used in) business acquisitions or dispositions	1,255	24
All other investing activities, net	1,659	(39)
Net cash provided by/(used in) investing activities	79,722	(95,630)
Financing activities
Net change in:
Deposits	(96,466)	52,046
Federal funds purchased and securities loaned or sold under repurchase agreements	(11,789)	17,564
Commercial paper and other borrowed funds	(47,615)	4,367
Beneficial interests issued by consolidated variable interest entities	(1,374)	(4,515)
Proceeds from long-term borrowings	70,243	54,263
Payments of long-term borrowings	(51,382)	(49,493)
Excess tax benefits related to stock-based compensation	310	387
Proceeds from issuance of preferred stock	5,893	8,848
Treasury stock purchased	(4,397)	(3,250)
Dividends paid	(5,678)	(5,078)
All other financing activities, net	(1,258)	(1,078)
Net cash (used in)/provided by financing activities	(143,513)	74,061
Effect of exchange rate changes on cash and due from banks	(81)	(677)
Net decrease in cash and due from banks	(6,573)	(14,399)
Cash and due from banks at the beginning of the period	27,831	39,771
Cash and due from banks at the end of the period	$21,258	$25,372
Cash interest paid	$5,624	$6,008
Cash income taxes paid, net	6,871	453
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
Investments in qualified affordable housing projects
Effective January 1, 2015, the Firm adopted new accounting guidance for investments in affordable housing projects that qualify for the low-income housing tax credit, which impacted the Corporate & Investment Bank (“CIB”). As a result of the adoption of this new guidance, the Firm made an accounting policy election to amortize the initial cost of its qualifying investments in proportion to the tax credits and other benefits received, and to present the amortization as a component of income tax expense; previously such amounts were predominantly presented in other income. The guidance was required to be applied retrospectively and accordingly, certain prior period amounts have been revised to conform with the current period presentation. The cumulative effect on retained earnings was a reduction of $321 million as of January 1, 2014. The adoption of this accounting guidance resulted in an increase of $223 million and $230 million in other income and income tax expense, respectively, for the three months ended September 30, 2014, and $669 million and $686 million, respectively, for the nine months ended September 30, 2014, which led to an increase of approximately 2% in the effective tax rate for both the three and nine months ended September 30, 2014. The impact on net income and earnings per share in the periods affected was not material.
The Firm recognized $398 million and $394 million of tax credits and other tax benefits associated with these investments within Income tax expense for the three months ended September 30, 2015 and 2014, respectively, and $1.2 billion for both the nine months ended September 30, 2015 and 2014. The amount of amortization of such investments reported in income tax expense under the current period presentation was $274 million and $268 million, for the three months ended September 30, 2015 and 2014, respectively, and $829 million and $799 million for the nine months ended September 30, 2015 and 2014, respectively.
The carrying value of investments in affordable housing projects was $7.3 billion at both September 30, 2015 and December 31, 2014. These investments are reported in other assets on the Firm’s Consolidated balance sheets. The amount of commitments related to these investments was $1.9 billion and $1.8 billion at September 30, 2015, and December 31, 2014, respectively. These commitments are reported in accounts payable and other liabilities on the Firm’s Consolidated balance sheets.
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
Income tax expense
The Firm’s effective tax rate was (1.1)% and 18.5% in the three and nine months ended September 30, 2015, respectively, and 29.7% and 30.5% in the respective 2014 periods. The effective tax rate in the 2015 periods includes the recognition of tax benefits of $2.2 billion and $2.7 billion, respectively, which reduced the Firm’s effective tax rate by 32.0% and 11.7%, respectively. The recognition of tax benefits in 2015 resulted from the resolution of various tax audits by a number of taxing authorities, most notably the Internal Revenue Service, New York State, and the State of California (which reduced the Firm’s gross unrecognized tax benefits), as well as the release of U.S. deferred taxes associated with the restructuring of certain non-U.S. entities. Based upon the resolution of such audits, the gross balance of the Firm’s unrecognized tax benefits has decreased by approximately $2 billion for the nine months ended September 30, 2015. For further information, see Note 26 of JPMorgan Chase’s 2014 Annual Report.
Trust preferred securities redemption
On April 2, 2015 the Firm redeemed $1.5 billion of trust preferred capital securities. For further information on the Firm’s trust preferred securities, see Note 21 of JPMorgan Chase’s 2014 Annual Report.
Preferred stock issuances
During the three and nine months ended September 30, 2015, the Firm issued $1.2 billion and $6.0 billion respectively, of noncumulative preferred stock. For further information on the Firm’s preferred stock, see Note 22 of JPMorgan Chase’s 2014 Annual Report.
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

The following table presents the asset and liabilities reported at fair value as of September 30, 2015, and December 31, 2014, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments
September 30, 2015 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$27,433	$—	$—	$27,433
Securities borrowed	—	405	—	—	405
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	5	35,038	786	—	35,829
Residential – nonagency	—	1,505	119	—	1,624
Commercial – nonagency	—	1,047	29	—	1,076
Total mortgage-backed securities	5	37,590	934	—	38,529
U.S. Treasury and government agencies(a)	22,451	7,308	—	—	29,759
Obligations of U.S. states and municipalities	—	6,543	572	—	7,115
Certificates of deposit, bankers’ acceptances and commercial paper	—	525	—	—	525
Non-U.S. government debt securities	28,349	28,394	86	—	56,829
Corporate debt securities	—	25,411	837	—	26,248
Loans(b)	—	25,809	8,014	—	33,823
Asset-backed securities	—	2,549	1,806	—	4,355
Total debt instruments	50,805	134,129	12,249	—	197,183
Equity securities	79,946	390	335	—	80,671
Physical commodities(c)	2,845	1,140	—	—	3,985
Other	—	10,625	495	—	11,120
Total debt and equity instruments(d)	133,596	146,284	13,079	—	292,959
Derivative receivables:
Interest rate	657	735,468	2,826	(709,835)	29,116
Credit	—	51,967	2,442	(52,685)	1,724
Foreign exchange	777	183,986	1,786	(165,433)	21,116
Equity	—	45,246	1,481	(39,237)	7,490
Commodity	218	27,899	343	(19,238)	9,222
Total derivative receivables(e)	1,652	1,044,566	8,878	(986,428)	68,668
Total trading assets	135,248	1,190,850	21,957	(986,428)	361,627
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	54,578	—	—	54,578
Residential – nonagency	—	36,600	5	—	36,605
Commercial – nonagency	—	22,893	—	—	22,893
Total mortgage-backed securities	—	114,071	5	—	114,076
U.S. Treasury and government agencies(a)	11,305	42	—	—	11,347
Obligations of U.S. states and municipalities	—	32,709	—	—	32,709
Certificates of deposit	—	418	—	—	418
Non-U.S. government debt securities	23,628	15,492	—	—	39,120
Corporate debt securities	—	14,781	—	—	14,781
Asset-backed securities:
Collateralized loan obligations	—	30,549	755	—	31,304
Other	—	10,056	75	—	10,131
Equity securities	2,605	—	—	—	2,605
Total available-for-sale securities	37,538	218,118	835	—	256,491
Loans	—	260	2,875	—	3,135
Mortgage servicing rights (“MSRs”)	—	—	6,716	—	6,716
Other assets:
Private equity investments(f)	148	64	1,700	—	1,912
All other	3,616	29	819	—	4,464
Total other assets	3,764	93	2,519	—	6,376
Total assets measured at fair value on a recurring basis	$176,550	$1,437,159	$34,902	$(986,428)	$662,183
Deposits	$—	$7,685	$3,377	$—	$11,062
Federal funds purchased and securities loaned or sold under repurchase agreements	—	3,565	—	—	3,565
Other borrowed funds	—	8,897	768	—	9,665
Trading liabilities:
Debt and equity instruments(d)	64,715	19,552	67	—	84,334
Derivative payables:
Interest rate	629	699,215	1,995	(691,114)	10,725
Credit	—	51,181	1,930	(51,465)	1,646
Foreign exchange	876	199,256	2,321	(180,409)	22,044
Equity	—	44,544	3,005	(38,543)	9,006
Commodity	132	30,865	1,563	(18,841)	13,719
Total derivative payables(e)	1,637	1,025,061	10,814	(980,372)	57,140
Total trading liabilities	66,352	1,044,613	10,881	(980,372)	141,474
Accounts payable and other liabilities	5,829	—	21	—	5,850
Beneficial interests issued by consolidated variable interest entities ("VIEs")	—	181	1,018	—	1,199
Long-term debt	—	20,304	10,856	—	31,160
Total liabilities measured at fair value on a recurring basis	$72,181	$1,085,245	$26,921	$(980,372)	$203,975

	Fair value hierarchy			Derivative netting adjustments
December 31, 2014 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$28,585	$—	$—	$28,585
Securities borrowed	—	992	—	—	992
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	14	31,904	922	—	32,840
Residential – nonagency	—	1,381	663	—	2,044
Commercial – nonagency	—	927	306	—	1,233
Total mortgage-backed securities	14	34,212	1,891	—	36,117
U.S. Treasury and government agencies(a)	17,816	8,460	—	—	26,276
Obligations of U.S. states and municipalities	—	9,298	1,273	—	10,571
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,429	—	—	1,429
Non-U.S. government debt securities	25,854	27,294	302	—	53,450
Corporate debt securities	—	28,099	2,989	—	31,088
Loans(b)	—	23,080	13,287	—	36,367
Asset-backed securities	—	3,088	1,264	—	4,352
Total debt instruments	43,684	134,960	21,006	—	199,650
Equity securities	104,890	624	431	—	105,945
Physical commodities(c)	2,739	1,741	2	—	4,482
Other	—	8,762	1,050	—	9,812
Total debt and equity instruments(d)	151,313	146,087	22,489	—	319,889
Derivative receivables:
Interest rate	473	945,635	4,149	(916,532)	33,725
Credit	—	73,853	2,989	(75,004)	1,838
Foreign exchange	758	212,153	2,276	(193,934)	21,253
Equity	—	39,937	2,552	(34,312)	8,177
Commodity	247	42,807	599	(29,671)	13,982
Total derivative receivables(e)	1,478	1,314,385	12,565	(1,249,453)	78,975
Total trading assets	152,791	1,460,472	35,054	(1,249,453)	398,864
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	65,319	—	—	65,319
Residential – nonagency	—	50,865	30	—	50,895
Commercial – nonagency	—	21,009	99	—	21,108
Total mortgage-backed securities	—	137,193	129	—	137,322
U.S. Treasury and government agencies(a)	13,591	54	—	—	13,645
Obligations of U.S. states and municipalities	—	30,068	—	—	30,068
Certificates of deposit	—	1,103	—	—	1,103
Non-U.S. government debt securities	24,074	28,669	—	—	52,743
Corporate debt securities	—	18,532	—	—	18,532
Asset-backed securities:
Collateralized loan obligations	—	29,402	792	—	30,194
Other	—	12,499	116	—	12,615
Equity securities	2,530	—	—	—	2,530
Total available-for-sale securities	40,195	257,520	1,037	—	298,752
Loans	—	70	2,541	—	2,611
Mortgage servicing rights	—	—	7,436	—	7,436
Other assets:				—
Private equity investments(f)	648	2,624	2,225	—	5,497
All other	4,018	17	959	—	4,994
Total other assets	4,666	2,641	3,184	—	10,491
Total assets measured at fair value on a recurring basis	$197,652	$1,750,280	$49,252	$(1,249,453)	$747,731
Deposits	$—	$5,948	$2,859	$—	$8,807
Federal funds purchased and securities loaned or sold under repurchase agreements	—	2,979	—	—	2,979
Other borrowed funds	—	13,286	1,453	—	14,739
Trading liabilities:
Debt and equity instruments(d)	62,914	18,713	72	—	81,699
Derivative payables:				—
Interest rate	499	914,357	3,523	(900,634)	17,745
Credit	—	73,095	2,800	(74,302)	1,593
Foreign exchange	746	221,066	2,802	(201,644)	22,970
Equity	—	41,925	4,337	(34,522)	11,740
Commodity	141	44,318	1,164	(28,555)	17,068
Total derivative payables(e)	1,386	1,294,761	14,626	(1,239,657)	71,116
Total trading liabilities	64,300	1,313,474	14,698	(1,239,657)	152,815
Accounts payable and other liabilities(g)	4,129	—	26	—	4,155
Beneficial interests issued by consolidated VIEs	—	1,016	1,146	—	2,162
Long-term debt	—	18,349	11,877	—	30,226
Total liabilities measured at fair value on a recurring basis	$68,429	$1,355,052	$32,059	$(1,239,657)	$215,883
Note: Effective April 1, 2015, the Firm adopted new accounting guidance for investments in certain entities that calculate net asset value per share (or its equivalent). As a result of the adoption of this new guidance, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At September 30, 2015, and December 31, 2014, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $1.4 billion and $1.5 billion, respectively, of which $337 million and $1.2 billion had been previously classified in level 2 and level 3, respectively, at December 31, 2014. Included in the balances at September 30, 2015, and December 31, 2014, were trading assets of $81 million and $124 million, respectively, and other assets of $1.3 billion and $1.4 billion, respectively. The guidance was required to be applied retrospectively, and accordingly, prior period amounts have been revised to conform with the current period presentation.

(a)
At September 30, 2015, and December 31, 2014, included total U.S. government-sponsored enterprise obligations of $67.5 billion and $84.1 billion, respectively, which were predominantly mortgage-related.

(b)
At September 30, 2015, and December 31, 2014, included within trading loans were $13.1 billion and $17.0 billion, respectively, of residential first-lien mortgages, and $5.2 billion and $5.8 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $6.0 billion and $7.7 billion, respectively, and reverse mortgages of $2.7 billion and $3.4 billion, respectively.

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

(e)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivables and payables balances would be $1.8 billion and $2.5 billion at September 30, 2015, and December 31, 2014, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(f)
Private equity instruments represent investments within the Corporate line of business. The cost basis of the private equity investment portfolio totaled $3.6 billion and $6.0 billion at September 30, 2015, and December 31, 2014, respectively.

(g)
Certain prior period amounts (including the corresponding fair value parenthetical disclosure for accounts payable and other liabilities on the Consolidated balance sheets) were revised to conform with the current period presentation.

Transfers between levels for instruments carried at fair value on a recurring basis
For the three and nine months ended September 30, 2015 and the three months ended September 30, 2014, there were no individually significant transfers between levels 1 and 2, or from level 2 into level 3.
During the three months ended September 30, 2015, transfers from level 3 into level 2 included $2.4 billion of long-term debt driven by an increase in observability on certain structured notes with embedded interest rate and FX derivatives and a reduction of the significance in the unobservable inputs for certain structured notes with embedded equity derivatives; further, $1.1 billion of interest rate derivative receivables was transferred from level 3 to level 2 as a result of an increase in observability.
In addition, during the nine months ended September 30, 2015 transfers from level 3 into level 2 included $2.3 billion of trading loans driven by an increase in observability of certain collateralized financing transactions; $2.2 billion of corporate debt driven by a reduction of the significance in the unobservable inputs and an increase in observability for certain structured products.
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
For the Firm’s derivatives and structured notes positions classified within level 3 at September 30, 2015, interest rate correlation inputs used in estimating fair value were concentrated towards the upper end of the range presented, equities correlation inputs were concentrated at the low end of the range, while the credit correlation inputs were distributed across the range presented and the foreign exchange correlation inputs were concentrated at the top end of the range presented. In addition, the interest rate volatility inputs used in estimating fair value were concentrated at the upper end of the range presented. The equity volatilities are concentrated at the lower half end of the range. The forward commodity prices used in estimating the fair value of commodity derivatives were concentrated within the lower end of the range presented.

Level 3 inputs(a)
September 30, 2015 (in millions, except for ratios and basis points)
Product/Instrument	Fair value	Principal valuation technique	Unobservable inputs	Range of input values			Weighted average
Residential mortgage-backed securities and loans	$5,653	Discounted cash flows	Yield	4%	–	26%	6%
			Prepayment speed	0%	–	20%	7%
			Conditional default rate	0%	–	11%	2%
			Loss severity	0%	–	100%	37%
Commercial mortgage-backed securities and loans(b)	3,970	Discounted cash flows	Yield	0%	–	25%	3%
			Conditional default rate	0%	–	91%	21%
			Loss severity	0%		40%	29%
Corporate debt securities, obligations of U.S. states and municipalities, and other(c)	3,556	Discounted cash flows	Credit spread	60 bps	–	270 bps	254bps
			Yield	1%	–	22%	5%
	3,513	Market comparables	Price	$—	–	$139	$94
Net interest rate derivatives	831	Option pricing	Interest rate correlation	(49)%	–	99%
			Interest rate spread volatility	4%	–	30%
Net credit derivatives(b)(c)	512	Discounted cash flows	Credit correlation	35%	–	90%
Net foreign exchange derivatives	(535)	Option pricing	Foreign exchange correlation	0%	–	60%
Net equity derivatives	(1,524)	Option pricing	Equity volatility	20%	–	65%
Net commodity derivatives	(1,220)	Discounted cash flows	Forward commodity price	$33	–	$54 per barrel
Collateralized loan obligations	755	Discounted cash flows	Credit spread	350 bps	–	525 bps	390 bps
			Prepayment speed	20%			20%
			Conditional default rate	2%			2%
			Loss severity	40%			40%
	160	Market comparables	Price	$—	–	$100	$76
Mortgage servicing rights (“MSRs”)	6,716	Discounted cash flows	Refer to Note 16
Private equity investments	1,700	Market comparables	EBITDA multiple	6.4x	–	9.9x	8.7x
			Liquidity adjustment	0%	–	15%	6%
Long-term debt, other borrowed funds, and deposits(d)	14,495	Option pricing	Interest rate correlation	(49)%	–	99%
			Interest rate spread volatility	4%	–	30%
			Foreign exchange correlation	0%	–	60%
			Equity correlation	(50)%	–	80%
	506	Discounted cash flows	Credit correlation	35%	–	90%
Beneficial interests issued by consolidated VIEs(e)	1,018	Discounted Cash Flows	Yield	4%	–	28%	4%
			Prepayment Speed	1%	–	12%	8%
			Conditional default rate	2%	–	15%	2%
			Loss severity	40%	–	100%	48%

(a)	The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets.

(b)
The unobservable inputs and associated input ranges for approximately $394 million of credit derivative receivables and $355 million of credit derivative payables with underlying commercial mortgage risk have been included in the inputs and ranges provided for commercial mortgage-backed securities (“MBS”) and loans.

(c)
The unobservable inputs and associated input ranges for approximately $491 million of credit derivative receivables and $453 million of credit derivative payables with underlying asset-backed securities (“ABS”) risk have been included in the inputs and ranges provided for corporate debt securities, obligations of U.S. states and municipalities and other.

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

(e)	The parameters are related to residential mortgage-backed securities.
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
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and nine months ended September 30, 2015 and 2014. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2015 (in millions)	Fair value at July 1, 2015	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at September 30, 2015	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2015
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$901	$(81)		$68	$(21)		$(28)	$(53)	$786	$(79)
Residential – nonagency	123	64		25	(95)		(9)	11	119	8
Commercial – nonagency	138	(3)		5	(15)		(8)	(88)	29	(4)
Total mortgage-backed securities	1,162	(20)		98	(131)		(45)	(130)	934	(75)
Obligations of U.S. states and municipalities	1,247	(7)		90	(23)		—	(735)	572	(8)
Non-U.S. government debt securities	208	11		18	(7)		(1)	(143)	86	18
Corporate debt securities	943	(21)		123	(100)		(84)	(24)	837	(6)
Loans	9,563	(73)		945	(672)		(1,494)	(255)	8,014	(104)
Asset-backed securities	1,539	(15)		485	(207)		(10)	14	1,806	(14)
Total debt instruments	14,662	(125)		1,759	(1,140)		(1,634)	(1,273)	12,249	(189)
Equity securities	310	9		26	(15)		(2)	7	335	9
Other	969	(23)		460	(263)		(89)	(559)	495	(15)
Total trading assets – debt and equity instruments	15,941	(139)	(c)	2,245	(1,418)		(1,725)	(1,825)	13,079	(195)	(c)
Net derivative receivables:(a)
Interest rate	859	244		9	(6)		(147)	(128)	831	77
Credit	432	7		6	(1)		48	20	512	13
Foreign exchange	405	(254)		1	(135)		(154)	(398)	(535)	(222)
Equity	(1,848)	348		196	(187)		172	(205)	(1,524)	277
Commodity	(594)	(553)		—	(2)		(100)	29	(1,220)	(231)
Total net derivative receivables	(746)	(208)	(c)	212	(331)		(181)	(682)	(1,936)	(86)	(c)
Available-for-sale securities:
Asset-backed securities	862	(27)		—	—		(5)	—	830	(26)
Other	13	—		—	—		(8)	—	5	—
Total available-for-sale securities	875	(27)	(d)	—	—		(13)	—	835	(26)	(d)
Loans	2,295	9	(c)	869	—		(298)	—	2,875	9	(c)
Mortgage servicing rights	7,571	(765)	(e)	143	—		(233)	—	6,716	(765)	(e)
Other assets:
Private equity investments	1,987	(32)	(c)	70	(267)		(58)	—	1,700	(32)	(c)
All other	839	80	(f)	—	—		(100)	—	819	82	(f)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2015 (in millions)	Fair value at July 1, 2015	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at September 30, 2015	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2015
				Purchases	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$3,528	$42	(c)	$—	$—	$327	$(280)	$(240)	$3,377	$54	(c)
Other borrowed funds	1,261	(402)	(c)	—	28	575	(431)	(263)	768	(317)	(c)
Trading liabilities – debt and equity instruments	72	8	(c)	(10)	2	—	(6)	1	67	7	(c)
Accounts payable and other liabilities	23	—		—	—	—	(2)	—	21	—
Beneficial interests issued by consolidated VIEs	1,140	(35)	(c)	(59)	—	—	(28)	—	1,018	(36)	(c)
Long-term debt	12,589	(420)	(c)	(11)	—	2,057	(1,048)	(2,311)	10,856	(392)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2014 (in millions)	Fair value at July 1, 2014	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at September 30, 2014	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2014
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$1,125	$(18)		$2	$(12)		$(31)	$(8)	$1,058	$(18)
Residential – nonagency	543	(13)		224	(120)		(5)	(38)	591	(22)
Commercial – nonagency	327	(2)		251	(323)		(6)	16	263	(6)
Total mortgage-backed securities	1,995	(33)		477	(455)		(42)	(30)	1,912	(46)
Obligations of U.S. states and municipalities	1,079	158		1	(49)		—	—	1,189	156
Non-U.S. government debt securities	128	7		88	(20)		(1)	(67)	135	6
Corporate debt securities	4,793	(88)		1,280	(776)		(72)	(75)	5,062	168
Loans	13,521	(179)		4,563	(1,476)		(1,349)	251	15,331	(184)
Asset-backed securities	1,216	(21)		564	(477)		(88)	26	1,220	(27)
Total debt instruments	22,732	(156)		6,973	(3,253)		(1,552)	105	24,849	73
Equity securities	691	22		140	(12)		(42)	35	834	19
Physical commodities	3	(1)		—	—		—	—	2	—
Other	2,341	(53)		480	(66)		(17)	—	2,685	(53)
Total trading assets – debt and equity instruments	25,767	(188)	(c)	7,593	(3,331)		(1,611)	140	28,370	39	(c)
Net derivative receivables:(a)
Interest rate	1,533	(46)		31	(61)		(232)	(15)	1,210	(133)
Credit	134	89		23	(4)		19	(2)	259	112
Foreign exchange	(1,194)	176		43	(3)		51	(4)	(931)	194
Equity	(2,206)	(201)		699	(791)		(4)	82	(2,421)	(164)
Commodity	(122)	178		—	—		(80)	10	(14)	448
Total net derivative receivables	(1,855)	196	(c)	796	(859)		(246)	71	(1,897)	457	(c)
Available-for-sale securities:
Asset-backed securities	1,322	(25)		50	—		(39)	—	1,308	(24)
Other	514	(18)		—	—		(133)	—	363	(2)
Total available-for-sale securities	1,836	(43)	(d)	50	—		(172)	—	1,671	(26)	(d)
Loans	4,227	(240)	(c)	233	(89)		(589)	—	3,542	(241)	(c)
Mortgage servicing rights	8,347	(57)	(e)	151	11		(216)	—	8,236	(57)	(e)
Other assets:
Private equity investments	4,630	147	(c)	4	(458)		18	—	4,341	346	(c)
All other	1,199	12	(f)	2	—		(38)	—	1,175	12	(f)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2014 (in millions)	Fair value at July 1, 2014	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at September 30, 2014	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2014
				Purchases	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$2,838	$(52)	(c)	$—	$—	$452	$(44)	$(359)	$2,835	$(52)	(c)
Other borrowed funds	1,538	(45)	(c)	—	—	1,575	(1,494)	418	1,992	(41)	(c)
Trading liabilities – debt and equity instruments	80	(12)	(c)	(36)	22	—	9	(9)	54	(12)	(c)
Accounts payable and other liabilities	45	—	(f)	—	—	—	(5)	—	40	—	(f)
Beneficial interests issued by consolidated VIEs	1,062	(42)	(c)	—	—	653	(24)	—	1,649	(44)	(c)
Long-term debt	11,746	(382)	(c)	—	—	2,175	(1,583)	4	11,960	(266)	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2015 (in millions)	Fair value at January 1, 2015		Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at September 30, 2015	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2015
					Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$922		$(43)		$250	$(186)		$(102)	$(55)	$786	$(41)
Residential – nonagency	663		108		202	(558)		(19)	(277)	119	7
Commercial – nonagency	306		(12)		185	(215)		(22)	(213)	29	(5)
Total mortgage-backed securities	1,891		53		637	(959)		(143)	(545)	934	(39)
Obligations of U.S. states and municipalities	1,273		6		281	(133)		(27)	(828)	572	(7)
Non-U.S. government debt securities	302		20		173	(119)		(43)	(247)	86	16
Corporate debt securities	2,989		(71)		944	(909)		(119)	(1,997)	837	(2)
Loans	13,287		(64)		2,841	(3,821)		(2,313)	(1,916)	8,014	(254)
Asset-backed securities	1,264		(31)		1,781	(1,099)		(4)	(105)	1,806	(19)
Total debt instruments	21,006		(87)		6,657	(7,040)		(2,649)	(5,638)	12,249	(305)
Equity securities	431		55		76	(138)		(19)	(70)	335	58
Other	1,052		65		1,571	(1,298)		(305)	(590)	495	(25)
Total trading assets – debt and equity instruments	22,489		33	(c)	8,304	(8,476)		(2,973)	(6,298)	13,079	(272)	(c)
Net derivative receivables:(a)
Interest rate	626		737		451	(164)		(500)	(319)	831	310
Credit	189		101		16	(5)		174	37	512	237
Foreign exchange	(526)		691		14	(146)		(140)	(428)	(535)	222
Equity	(1,785)		673		620	(859)		(90)	(83)	(1,524)	414
Commodity	(565)		(464)		—	(2)		(151)	(38)	(1,220)	(154)
Total net derivative receivables	(2,061)		1,738	(c)	1,101	(1,176)		(707)	(831)	(1,936)	1,029	(c)
Available-for-sale securities:
Asset-backed securities	908		(34)		49	(43)		(50)	—	830	(28)
Other	129		—		—	—		(25)	(99)	5	—
Total available-for-sale securities	1,037		(34)	(d)	49	(43)		(75)	(99)	835	(28)	(d)
Loans	2,541		(111)	(c)	1,286	(83)		(758)	—	2,875	(108)	(c)
Mortgage servicing rights	7,436		(550)	(e)	882	(375)		(677)	—	6,716	(550)	(e)
Other assets:
Private equity investments	2,225	(i)	15	(c)	77	(294)		(174)	(149)	1,700	—	(c)
All other	959	(i)	90	(f)	65	(143)		(152)	—	819	66	(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2015 (in millions)	Fair value at January 1, 2015		Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at September 30, 2015	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2015
					Purchases	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$2,859		$(22)	(c)	$—	$—	$1,775	$(425)	$(810)	$3,377	$49	(c)
Other borrowed funds	1,453		(525)	(c)	45	28	2,897	(2,573)	(557)	768	(424)	(c)
Trading liabilities – debt and equity instruments	72		13	(c)	(141)	149	—	(20)	(6)	67	7	(c)
Accounts payable and other liabilities	26		—	(c)	—	—	—	(5)	—	21	—	(c)
Beneficial interests issued by consolidated VIEs	1,146		(52)	(c)	(75)	—	286	(287)	—	1,018	(49)	(c)
Long-term debt	11,877		(617)	(c)	(11)	(12)	7,440	(5,193)	(2,628)	10,856	(583)	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2014 (in millions)	Fair value at January 1, 2014	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(h)	Fair value at September 30, 2014	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2014
				Purchases(g)	Sales		Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$1,005	$12		$345	$(186)		$(91)	$(27)	$1,058	$16
Residential – nonagency	726	78		597	(634)		(29)	(147)	591	5
Commercial – nonagency	432	26		832	(804)		(54)	(169)	263	(5)
Total mortgage-backed securities	2,163	116		1,774	(1,624)		(174)	(343)	1,912	16
Obligations of U.S. states and municipalities	1,382	145		1	(339)		—	—	1,189	14
Non-U.S. government debt securities	143	26		523	(539)		(3)	(15)	135	9
Corporate debt securities	5,920	280		3,640	(2,791)		(1,736)	(251)	5,062	458
Loans	13,455	512		9,850	(4,378)		(4,067)	(41)	15,331	297
Asset-backed securities	1,272	49		1,921	(1,809)		(259)	46	1,220	(19)
Total debt instruments	24,335	1,128		17,709	(11,480)		(6,239)	(604)	24,849	775
Equity securities	867	122		225	(87)		(72)	(221)	834	92
Physical commodities	4	(1)		—	—		(1)	—	2	(1)
Other	2,000	116		1,190	(244)		(112)	(265)	2,685	122
Total trading assets – debt and equity instruments	27,206	1,365	(c)	19,124	(11,811)		(6,424)	(1,090)	28,370	988	(c)
Net derivative receivables:(a)
Interest rate	2,379	(20)		129	(167)		(997)	(114)	1,210	(643)
Credit	95	(150)		245	(25)		146	(52)	259	(74)
Foreign exchange	(1,200)	(166)		137	(22)		306	14	(931)	(389)
Equity	(1,063)	(273)		1,557	(2,371)		47	(318)	(2,421)	239
Commodity	115	6		1	—		(93)	(43)	(14)	(126)
Total net derivative receivables	326	(603)	(c)	2,069	(2,585)		(591)	(513)	(1,897)	(993)	(c)
Available-for-sale securities:
Asset-backed securities	1,088	(36)		275	(2)		(80)	63	1,308	(36)
Other	1,234	(20)		122	—		(201)	(772)	363	(3)
Total available-for-sale securities	2,322	(56)	(d)	397	(2)		(281)	(709)	1,671	(39)	(d)
Loans	1,931	(168)	(c)	3,313	(231)		(1,303)	—	3,542	(208)	(c)
Mortgage servicing rights	9,614	(1,028)	(e)	527	(175)		(702)	—	8,236	(1,028)	(e)
Other assets:
Private equity investments	5,817	387	(c)	107	(1,946)		(290)	266	4,341	249	(c)
All other	1,382	9	(f)	8	(130)		(94)	—	1,175	10	(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2014 (in millions)	Fair value at January 1, 2014	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(h)	Fair value at September 30, 2014	Change in unrealized (gains)/ losses related to financial instruments held at September 30, 2014
				Purchases	Sales	Issuances	Settlements
Liabilities:(b)
Deposits	$2,255	$59	(c)	$—	$—	$1,261	$(110)	$(630)	$2,835	$61	(c)
Other borrowed funds	2,074	(138)	(c)	—	—	4,251	(4,981)	786	1,992	51	(c)
Trading liabilities – debt and equity instruments	113	(16)	(c)	(298)	301	—	1	(47)	54	(6)	(c)
Accounts payable and other liabilities	25	27	(f)	—	—	—	(12)	—	40	—	(f)
Beneficial interests issued by consolidated VIEs	1,240	59	(c)	—	—	735	(283)	(102)	1,649	45	(c)
Long-term debt	10,008	157	(c)	—	—	5,919	(3,962)	(162)	11,960	231	(c)
Note: Effective April 1, 2015, the Firm adopted new accounting guidance for certain investments where the Firm measures fair value using the net asset value per share (or its equivalent) as a practical expedient and excluded them from the fair value hierarchy. Accordingly, such investments are not included within these tables. The guidance was required to be applied retrospectively, and accordingly, prior period amounts have been revised to conform with the current period presentation. For further information, see page 94.

(a)	All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.

(b)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) was 13% at September 30, 2015 and 15% at December 31, 2014.

(c)
Predominantly reported in principal transactions revenue, except for changes in fair value for Consumer & Community Banking mortgage loans, lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.

(d)
Realized gains/(losses) on available-for-sale (“AFS”) securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains/(losses) are reported in OCI. Realized gains/(losses) and foreign exchange hedge accounting adjustments recorded in income on AFS securities were zero and $(30) million for the three months ended September 30, 2015 and 2014 and $(7) million and $(43) million for the nine months ended September 30, 2015 and 2014, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $(27) million and $(12) million for the three months ended September 30, 2015 and 2014 and $(27) million and $(13) million for the nine months ended September 30, 2015 and 2014 respectively.

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
Level 3 analysis
Consolidated balance sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 1.5% of total Firm assets at September 30, 2015. The following describes significant changes to level 3 assets since December 31, 2014, for those items measured at fair value on a recurring basis. For further information on changes impacting items measured at fair value on a nonrecurring basis, see Assets and liabilities measured at fair value on a nonrecurring basis on page 102.
Three months ended September 30, 2015
Level 3 assets were $34.9 billion at September 30, 2015, reflecting a decrease of $5.8 billion from June 30, 2015, largely due to the following:

•
$2.9 billion decrease in trading assets, debt and equity Instruments driven by the decrease in trading loans primarily due to maturities and transfers from level 3 to level 2 as a result of an increase in observability of certain valuation inputs; additionally, a decrease in the obligations of U.S. states and municipalities securities predominantly driven by transfers from level 3 to level 2 as a result of an increase in observability of certain valuation inputs.

•
$2.3 billion decrease in derivative receivables due to decreases in interest rate and foreign exchange derivatives driven by transfers from level 3 to level 2 as a result of an increase in transparency of certain valuation inputs and market movements.

Nine months ended September 30, 2015
Level 3 assets decreased by $14.4 billion from December 31, 2014, largely due to the following:

•
$9.4 billion decrease in trading assets, debt and equity instruments predominantly driven by a decrease in trading loans due to sales, maturities and transfers from level 3 to level 2 as a result of increase in observability of certain valuation inputs, and a decrease in corporate debt securities due to transfers from level 3 to level 2 as a result of a reduction of the significance in the unobservable inputs.

•
$3.7 billion decrease in derivative receivables predominantly driven by a decrease in interest rate and equity derivatives due to transfers from level 3 to level 2 as a result of increase in observability of certain valuation inputs and market movements, and a decrease in credit derivatives due to maturities and settlements.

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. For further information on these instruments, see Changes in level 3 recurring fair value measurements rollforward tables on pages 97–101.
Three months ended September 30, 2015

•	$1.1 billion of net loss on assets of which $765 million was on mortgage servicing rights. For more information, see Note 16.

•	$807 million of net loss on liabilities none of which were individually significant.
Three months ended September 30, 2014

•	$173 million of net losses and $533 million of gains on assets and liabilities, respectively, none of which were individually significant.
Nine months ended September 30, 2015

•
$1.7 billion gain in derivative receivables due to gains in interest rate, foreign exchange and equity derivatives driven by market movements, partially offset by loss from sales of commodity derivatives.

•	$1.2 billion loss in liabilities due to loss in other borrowed funds and long-term debt due to market movements, partially offset by gains from the sale of long term debt.
Nine months ended September 30, 2014

•	$1.0 billion of losses on MSRs. For further discussion of the change, refer to Note 16.

Credit & funding adjustments
The following table provides the credit and funding adjustments, excluding the effect of any associated hedging activities, reflected within the Consolidated balance sheets as of the dates indicated.

(in millions)	Sep 30, 2015	Dec 31, 2014
Derivative receivables balance(a)	$68,668	$78,975
Derivative payables balance(a)	57,140	71,116
Derivatives CVA(b)	(2,279)	(2,674)
Derivatives DVA and FVA(b)(c)	(437)	(380)
Structured notes balance(a)(d)	51,887	53,772
Structured notes DVA and FVA(b)(e)	2,355	1,152

(a)	Balances are presented net of applicable credit valuation adjustments (“CVA”) and debit valuation adjustments (“DVA”)/funding valuation adjustments (“FVA”).

(b)
Positive CVA and DVA/FVA represent amounts that increased receivable balances or decreased payable balances; negative CVA and DVA/FVA represent amounts that decreased receivable balances or increased payable balances.

(c)	At September 30, 2015, and December 31, 2014, included derivatives DVA of $822 million and $714 million, respectively.

(d)
Structured notes are predominantly financial instruments containing embedded derivatives that are measured at fair value based on the Firm’s election under the fair value option. At September 30, 2015, and December 31, 2014, included $1.7 billion and $943 million, respectively, of financial instruments with no embedded derivative for which the fair value option has also been elected. For further information on these elections, see Note 4.

(e)	At September 30, 2015, and December 31, 2014, included structured notes DVA of $1.9 billion and $1.4 billion, respectively.
The following table provides the impact of credit and funding adjustments on principal transactions revenue in the respective periods, excluding the effect of any associated hedging activities.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Credit adjustments:
Derivatives CVA	$(127)	$(57)	$395	$196
Derivatives DVA and FVA(a)	(121)	144	(58)	(17)
Structured notes DVA and FVA(b)	552	161	1,203	340

(a)
Included derivatives DVA of $51 million and $68 million for the three months ended September 30, 2015 and 2014, respectively, and $108 million and $(27) million for the nine months ended September 30, 2015 and 2014, respectively.

(b)
Included structured notes DVA of $169 million and $190 million for the three months ended September 30, 2015 and 2014, respectively, and $492 million and $209 million for the nine months ended September 30, 2015 and 2014, respectively.

Assets and liabilities measured at fair value on a nonrecurring basis
At September 30, 2015 and 2014, assets measured at fair value on a nonrecurring basis were $2.3 billion and $2.6 billion, respectively, which predominantly consisted of loans that had fair value adjustments in the first nine months of both 2015 and 2014. At September 30, 2015, $1.5 billion and $867 million of these loans were classified in levels 2 and 3 of the fair value hierarchy, respectively. At September 30, 2014, $102 million and $2.5 billion of these loans were classified in levels 2 and 3 of the fair value hierarchy, respectively. Liabilities measured at fair value on a nonrecurring basis were not significant at September 30, 2015 and 2014. During the three and nine months ended September 30, 2015, $1.3 billion of level 3 nonrecurring assets related to consumer credit card loans were transferred to level 2 due to increased observability. For the three and nine months ended September 30, 2014 there were no significant transfers between levels 1, 2 and 3.
Of the $867 million of level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2015:

•
$528 million related to residential real estate loans measured at the net realizable value of the underlying collateral (i.e., collateral-dependent loans and other loans charged off in accordance with regulatory guidance). These amounts are classified as level 3 as they are valued using a broker’s price opinion and discounted based upon the Firm’s experience with actual liquidation values. These discounts to the broker price opinions ranged from 5% to 59%, with a weighted average of 21%.

The total change in the recorded value of assets and liabilities for which a fair value adjustment has been included in the Consolidated statements of income for the three months ended September 30, 2015 and 2014, related to financial instruments held at those dates, was a reduction of $66 million and $280 million, respectively, and for the nine months ended September 30, 2015 and 2014, was a reduction of $170 million and $709 million, respectively.
For information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), see Note 14 of JPMorgan Chase’s 2014 Annual Report.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents the carrying values and estimated fair values at September 30, 2015, and December 31, 2014, of financial assets and liabilities, excluding financial instruments which are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 of JPMorgan Chase’s 2014 Annual Report.

	September 30, 2015					December 31, 2014
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$21.3	$21.3	$—	$—	$21.3	$27.8	$27.8	$—	$—	$27.8
Deposits with banks	376.2	372.0	4.2	—	376.2	484.5	480.4	4.1	—	484.5
Accrued interest and accounts receivable	57.9	—	57.7	0.2	57.9	70.1	—	70.0	0.1	70.1
Federal funds sold and securities purchased under resale agreements	191.1	—	191.1	—	191.1	187.2	—	187.2	—	187.2
Securities borrowed	105.3	—	105.3	—	105.3	109.4	—	109.4	—	109.4
Securities, held-to-maturity(a)	50.2	—	51.8	—	51.8	49.3	—	51.2	—	51.2
Loans, net of allowance for loan losses(b)	792.9	—	20.7	776.9	797.6	740.5	—	21.8	723.1	744.9
Other	66.7	0.1	57.7	13.5	71.3	64.7	—	55.7	13.3	69.0
Financial liabilities
Deposits	$1,262.0	$—	$1,261.0	$1.2	$1,262.2	$1,354.6	$—	$1,353.6	$1.2	$1,354.8
Federal funds purchased and securities loaned or sold under repurchase agreements	176.7	—	176.7	—	176.7	189.1	—	189.1	—	189.1
Commercial paper	19.7	—	19.7	—	19.7	66.3	—	66.3	—	66.3
Other borrowed funds	17.5	—	17.5	—	17.5	15.5		15.5	—	15.5
Accounts payable and other liabilities(c)	152.2	—	149.5	2.5	152.0	172.6	—	169.6	2.9	172.5
Beneficial interests issued by consolidated VIEs	47.5	—	45.7	1.8	47.5	50.2	—	48.2	2.0	50.2
Long-term debt and junior subordinated deferrable interest debentures(d)	261.7	—	263.8	4.0	267.8	246.6	—	251.6	3.8	255.4

(a)	Carrying value includes unamortized discount or premium.

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

(c)	Certain prior period amounts have been revised to conform with the current presentation.

(d)	Carrying value includes unamortized original issue discount and other valuation adjustments.

The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated balance sheets, nor are they actively traded. The carrying value and estimated fair value of the Firm’s wholesale lending-related commitments were as follows for the periods indicated.

	September 30, 2015					December 31, 2014
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$0.7	$—	$—	$2.6	$2.6	$0.6	$—	$—	$1.6	$1.6

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
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three and nine months ended September 30, 2015 and 2014, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended September 30,
	2015				2014
(in millions)	Principal transactions	All other income		Total changes in fair value recorded	Principal transactions	All other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$63	$—		$63	$(114)	$—		$(114)
Securities borrowed	(1)	—		(1)	(3)	—		(3)
Trading assets:
Debt and equity instruments, excluding loans	(144)	—		(144)	20	1	(c)	21
Loans reported as trading assets:
Changes in instrument-specific credit risk	12	5	(c)	17	140	10	(c)	150
Other changes in fair value	94	277	(c)	371	98	249	(c)	347
Loans:
Changes in instrument-specific credit risk	31	—		31	3	—		3
Other changes in fair value	2	—		2	(2)	—		(2)
Other assets	54	—		54	6	21	(d)	27
Deposits(a)	(112)	—		(112)	117	—		117
Federal funds purchased and securities loaned or sold under repurchase agreements	(14)	—		(14)	15	—		15
Other borrowed funds(a)	2,015	—		2,015	(56)	—		(56)
Trading liabilities	(6)	—		(6)	(2)	—		(2)
Beneficial interests issued by consolidated VIEs	29	—		29	(54)	—		(54)
Other liabilities	—	—		—	—	—		—
Long-term debt:
Changes in instrument-specific credit risk(a)	299	—		299	162	—		162
Other changes in fair value(b)	1,116	—		1,116	170	—		170

	Nine months ended September 30,
	2015				2014
(in millions)	Principal transactions	All other income		Total changes in fair value recorded	Principal transactions	All other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$37	$—		$37	$(58)	$—		$(58)
Securities borrowed	(5)	—		(5)	(8)	—		(8)
Trading assets:
Debt and equity instruments, excluding loans	375	1	(c)	376	495	2	(c)	497
Loans reported as trading assets:
Changes in instrument-specific credit risk	223	18	(c)	241	894	22	(c)	916
Other changes in fair value	206	657	(c)	863	200	941	(c)	1,141
Loans:
Changes in instrument-specific credit risk	32	—		32	31	—		31
Other changes in fair value	2	—		2	29	—		29
Other assets	116	9	(d)	125	18	(121)	(d)	(103)
Deposits(a)	(75)	—		(75)	(94)	—		(94)
Federal funds purchased and securities loaned or sold under repurchase agreements	(5)	—		(5)	(19)	—		(19)
Other borrowed funds(a)	2,121	—		2,121	(1,227)	—		(1,227)
Trading liabilities	(20)	—		(20)	(11)	—		(11)
Beneficial interests issued by consolidated VIEs	73	—		73	(191)	—		(191)
Other liabilities	—	—		—	(27)	—		(27)
Long-term debt:
Changes in instrument-specific credit risk(a)	624	—		624	167	—		167
Other changes in fair value(b)	1,466	—		1,466	(621)	—		(621)

(a)
Total changes in instrument-specific credit risk (DVA) related to structured notes were $169 million and $190 million for the three months ended September 30, 2015 and 2014, respectively, and $492 million and $209 million for the nine months ended September 30, 2015 and 2014, respectively. These totals include such changes for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2015, and December 31, 2014, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	September 30, 2015				December 31, 2014
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$4,048		$1,067	$(2,981)	$3,847		$905	$(2,942)
Loans	7		7	—	7		7	—
Subtotal	4,055		1,074	(2,981)	3,854		912	(2,942)
All other performing loans
Loans reported as trading assets	34,765		32,756	(2,009)	37,608		35,462	(2,146)
Loans	2,988		2,967	(21)	2,397		2,389	(8)
Total loans	$41,808		$36,797	$(5,011)	$43,859		$38,763	$(5,096)
Long-term debt
Principal-protected debt	$16,753	(c)	$15,520	$(1,233)	$14,660	(c)	$15,484	$824
Nonprincipal-protected debt(b)	NA		15,640	NA	NA		14,742	NA
Total long-term debt	NA		$31,160	NA	NA		$30,226	NA
Long-term beneficial interests
Nonprincipal-protected debt(b)	NA		$1,199	NA	NA		$2,162	NA
Total long-term beneficial interests	NA		$1,199	NA	NA		$2,162	NA

(a)	There were no performing loans that were ninety days or more past due as of September 30, 2015, and December 31, 2014, respectively.

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

(c)
Where the Firm issues principal-protected zero-coupon or discount notes, the balance reflects the contractual principal payment at maturity or, if applicable, the contractual principal payment at the Firm’s next call date.

At September 30, 2015, and December 31, 2014, the contractual amount of letters of credit for which the fair value option was elected was $4.4 billion and $4.5 billion, respectively, with a corresponding fair value of $(101) million and $(147) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 29 of JPMorgan Chase’s 2014 Annual Report, and Note 21 of this Form 10-Q.
Structured note products by balance sheet classification and risk component
The table below presents the fair value of the structured notes issued by the Firm, by balance sheet classification and the primary risk to which the structured notes’ embedded derivative relates.

	September 30, 2015				December 31, 2014
(in millions)	Long-term debt	Other borrowed funds	Deposits	Total	Long-term debt	Other borrowed funds	Deposits	Total
Risk exposure
Interest rate	$11,506	$50	$3,762	$15,318	$10,858	$460	$2,119	$13,437
Credit	3,256	95	—	3,351	4,023	450	—	4,473
Foreign exchange	1,853	150	11	2,014	2,150	211	17	2,378
Equity	13,086	8,523	5,074	26,683	12,348	12,412	4,415	29,175
Commodity	833	81	1,955	2,869	710	644	2,012	3,366
Total structured notes	$30,534	$8,899	$10,802	$50,235	$30,089	$14,177	$8,563	$52,829

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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
◦ Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	113–114
◦ Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	114–115
◦ Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	113–114
◦ Foreign exchange	Hedge forecasted revenue and expense	Cash flow hedge	Corporate	114–115
◦ Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. subsidiaries	Net investment hedge	Corporate	116
◦ Commodity	Hedge commodity inventory	Fair value hedge	CIB	113–114
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
◦ Interest rate	Manage the risk of the mortgage pipeline, warehouse loans and MSRs	Specified risk management	CCB	116
◦ Credit	Manage the credit risk of wholesale lending exposures	Specified risk management	CIB	116
◦ Commodity	Manage the risk of certain commodities-related contracts and investments	Specified risk management	CIB	116
◦ Interest rate and foreign exchange	Manage the risk of certain other specified assets and liabilities	Specified risk management	Corporate	116
Market-making derivatives and other activities:
◦ Various	Market-making and related risk management	Market-making and other	CIB	116
◦ Various	Other derivatives	Market-making and other	CIB, Corporate	116

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of September 30, 2015, and December 31, 2014.

	Notional amounts(b)
(in billions)	September 30, 2015	December 31, 2014
Interest rate contracts
Swaps	$24,058	$29,734
Futures and forwards	5,377	10,189
Written options	3,689	3,903
Purchased options	4,170	4,259
Total interest rate contracts	37,294	48,085
Credit derivatives(a)	3,503	4,249
Foreign exchange contracts
Cross-currency swaps	3,052	3,346
Spot, futures and forwards	4,976	4,669
Written options	759	790
Purchased options	740	780
Total foreign exchange contracts	9,527	9,585
Equity contracts
Swaps	227	206
Futures and forwards	45	50
Written options	457	432
Purchased options	388	375
Total equity contracts	1,117	1,063
Commodity contracts
Swaps	103	126
Spot, futures and forwards	132	193
Written options	172	181
Purchased options	170	180
Total commodity contracts	577	680
Total derivative notional amounts	$52,018	$63,662

(a)	For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on pages 117–118 of this Note.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of September 30, 2015, and December 31, 2014, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
September 30, 2015 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$733,909	$5,042	$738,951	$29,116	$699,048	$2,791	$701,839	$10,725
Credit	54,409	—	54,409	1,724	53,111	—	53,111	1,646
Foreign exchange	185,015	1,534	186,549	21,116	201,298	1,155	202,453	22,044
Equity	46,727	—	46,727	7,490	47,549	—	47,549	9,006
Commodity	27,452	1,008	28,460	9,222	32,542	18	32,560	13,719
Total fair value of trading assets and liabilities	$1,047,512	$7,584	$1,055,096	$68,668	$1,033,548	$3,964	$1,037,512	$57,140

	Gross derivative receivables				Gross derivative payables
December 31, 2014 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$944,885	$5,372	$950,257	$33,725	$915,368	$3,011	$918,379	$17,745
Credit	76,842	—	76,842	1,838	75,895	—	75,895	1,593
Foreign exchange	211,537	3,650	215,187	21,253	223,988	626	224,614	22,970
Equity	42,489	—	42,489	8,177	46,262	—	46,262	11,740
Commodity	43,151	502	43,653	13,982	45,455	168	45,623	17,068
Total fair value of trading assets and liabilities	$1,318,904	$9,524	$1,328,428	$78,975	$1,306,968	$3,805	$1,310,773	$71,116

(a)	Balances exclude structured notes for which the fair value option has been elected. See Note 4 for further information.

(b)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

The following table presents, as of September 30, 2015, and December 31, 2014, the gross and net derivative receivables by contract and settlement type. Derivative receivables have been netted on the Consolidated balance sheets against derivative payables and cash collateral payables to the same counterparty with respect to derivative contracts for which the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, the receivables are not eligible under U.S. GAAP for netting on the Consolidated balance sheets, and are shown separately in the table below.

	September 30, 2015				December 31, 2014
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
OTC	$455,022	$(432,456)		$22,566	$542,107	$(514,914)		$27,193
OTC–cleared	277,403	(277,379)		24	401,656	(401,618)		38
Exchange-traded(a)	—	—		—	—	—		—
Total interest rate contracts	732,425	(709,835)		22,590	943,763	(916,532)		27,231
Credit contracts:
OTC	44,739	(44,680)		59	66,636	(65,720)		916
OTC–cleared	8,020	(8,005)		15	9,320	(9,284)		36
Total credit contracts	52,759	(52,685)		74	75,956	(75,004)		952
Foreign exchange contracts:
OTC	181,104	(165,157)		15,947	208,803	(193,900)		14,903
OTC–cleared	276	(276)		—	36	(34)		2
Exchange-traded(a)	—	—		—	—	—		—
Total foreign exchange contracts	181,380	(165,433)		15,947	208,839	(193,934)		14,905
Equity contracts:
OTC	26,509	(25,732)		777	23,258	(22,826)		432
OTC–cleared	—	—		—	—	—		—
Exchange-traded(a)	17,579	(13,505)		4,074	13,840	(11,486)		2,354
Total equity contracts	44,088	(39,237)		4,851	37,098	(34,312)		2,786
Commodity contracts:
OTC	14,610	(6,644)		7,966	22,555	(14,327)		8,228
OTC–cleared	—	—		—	—	—		—
Exchange-traded(a)	12,844	(12,594)		250	19,500	(15,344)		4,156
Total commodity contracts	27,454	(19,238)		8,216	42,055	(29,671)		12,384
Derivative receivables with appropriate legal opinion	$1,038,106	$(986,428)	(b)	$51,678	$1,307,711	$(1,249,453)	(b)	$58,258
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	16,990			16,990	20,717			20,717
Total derivative receivables recognized on the Consolidated balance sheets	$1,055,096			$68,668	$1,328,428			$78,975

(a)	Exchange-traded derivative amounts that relate to futures contracts are settled daily.

(b)	Included cash collateral netted of $74.3 billion and $74.0 billion at September 30, 2015, and December 31, 2014, respectively.

The following table presents, as of September 30, 2015, and December 31, 2014, the gross and net derivative payables by contract and settlement type. Derivative payables have been netted on the Consolidated balance sheets against derivative receivables and cash collateral receivables from the same counterparty with respect to derivative contracts for which the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, the payables are not eligible under U.S. GAAP for netting on the Consolidated balance sheets, and are shown separately in the table below.

	September 30, 2015				December 31, 2014
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$431,744	$(422,367)		$9,377	$515,904	$(503,384)		$12,520
OTC–cleared	268,798	(268,747)		51	398,518	(397,250)		1,268
Exchange-traded(a)	—	—		—	—	—		—
Total interest rate contracts	700,542	(691,114)		9,428	914,422	(900,634)		13,788
Credit contracts:
OTC	45,435	(44,220)		1,215	65,432	(64,904)		528
OTC–cleared	7,245	(7,245)		—	9,398	(9,398)		—
Total credit contracts	52,680	(51,465)		1,215	74,830	(74,302)		528
Foreign exchange contracts:
OTC	196,762	(180,048)		16,714	217,998	(201,578)		16,420
OTC–cleared	362	(361)		1	66	(66)		—
Exchange-traded(a)	—	—		—	—	—		—
Total foreign exchange contracts	197,124	(180,409)		16,715	218,064	(201,644)		16,420
Equity contracts:
OTC	28,605	(25,038)		3,567	27,908	(23,036)		4,872
OTC–cleared	—	—		—	—	—		—
Exchange-traded(a)	15,065	(13,505)		1,560	12,864	(11,486)		1,378
Total equity contracts	43,670	(38,543)		5,127	40,772	(34,522)		6,250
Commodity contracts:
OTC	17,490	(6,247)		11,243	25,129	(13,211)		11,918
OTC–cleared	—	—		—	—	—		—
Exchange-traded(a)	12,655	(12,594)		61	18,486	(15,344)		3,142
Total commodity contracts	30,145	(18,841)		11,304	43,615	(28,555)		15,060
Derivative payables with appropriate legal opinions	$1,024,161	$(980,372)	(b)	$43,789	$1,291,703	$(1,239,657)	(b)	$52,046
Derivative payables where an appropriate legal opinion has not been either sought or obtained	13,351			13,351	19,070			19,070
Total derivative payables recognized on the Consolidated balance sheets	$1,037,512			$57,140	$1,310,773			$71,116

(a)	Exchange-traded derivative balances that relate to futures contracts are settled daily.

(b)	Included cash collateral netted of $68.2 billion and $64.2 billion related to OTC and OTC-cleared derivatives at September 30, 2015, and December 31, 2014, respectively.

In addition to the cash collateral received and transferred that is presented on a net basis with net derivative receivables and payables, the Firm receives and transfers additional collateral (financial instruments and cash). These amounts mitigate counterparty credit risk associated with the Firm’s derivative instruments but are not eligible for net presentation, because (a) the collateral consists of non-cash financial instruments (generally U.S. government and agency securities and other G7 government bonds), (b) the amount of collateral held or transferred exceeds the fair value exposure, at the individual counterparty level, as of the date presented, or (c) the collateral relates to derivative receivables or payables where an appropriate legal opinion has not been either sought or obtained.

The following tables present information regarding certain financial instrument collateral received and transferred as of September 30, 2015, and December 31, 2014, that is not eligible for net presentation under U.S. GAAP. The collateral included in these tables relates only to the derivative instruments for which appropriate legal opinions have been obtained; excluded are (i) additional collateral that exceeds the fair value exposure and (ii) all collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.

Derivative receivables collateral
	September 30, 2015				December 31, 2014
(in millions)	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure
Derivative receivables with appropriate legal opinions	$51,678	$(15,706)	(a)	$35,972	$58,258	$(16,194)	(a)	$42,064

Derivative payables collateral(b)
	September 30, 2015				December 31, 2014
(in millions)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)
Derivative payables with appropriate legal opinions	$43,789	$(8,424)	(a)	$35,365	$52,046	$(10,505)	(a)	$41,541

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

(b)	Derivative payables collateral relates only to OTC and OTC-cleared derivative instruments. Amounts exclude collateral transferred related to exchange-traded derivative instruments.

(c)	Net amount represents exposure of counterparties to the Firm.
Liquidity risk and credit-related contingent features
For a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts, see Note 6 of JPMorgan Chase’s 2014 Annual Report.

The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at September 30, 2015, and December 31, 2014.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	September 30, 2015	December 31, 2014
Aggregate fair value of net derivative payables	$24,822	$32,303
Collateral posted	22,858	27,585

The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), at September 30, 2015 and December 31, 2014, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral, except in certain instances in which additional initial margin may be required upon a ratings downgrade, or in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	September 30, 2015		December 31, 2014
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$895	$3,164	$1,046	$3,331
Amount required to settle contracts with termination triggers upon downgrade(b)	287	1,141	366	1,388

(a)	Includes the additional collateral to be posted for initial margin.

(b)	Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions where it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 12, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding at September 30, 2015 was not material.
Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses

The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three and nine months ended September 30, 2015 and 2014, respectively.

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended September 30, 2015 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$1,298	$(1,071)	$227	$8	$219
Foreign exchange(b)	1,012	(998)	14	—	14
Commodity(c)	303	(271)	32	(3)	35
Total	$2,613	$(2,340)	$273	$5	$268

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended September 30, 2014 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$(286)	$651	$365	$27	$338
Foreign exchange(b)	6,008	(6,052)	(44)	—	(44)
Commodity(c)	284	(236)	48	10	38
Total	$6,006	$(5,637)	$369	$37	$332

	Gains/(losses) recorded in income			Income statement impact due to:
Nine months ended September 30, 2015 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$363	$390	$753	$6	$747
Foreign exchange(b)	5,369	(5,360)	9	—	9
Commodity(c)	867	(874)	(7)	(14)	7
Total	$6,599	$(5,844)	$755	$(8)	$763

	Gains/(losses) recorded in income			Income statement impact due to:
Nine months ended September 30, 2014 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$1,035	$(17)	$1,018	$99	$919
Foreign exchange(b)	5,222	(5,421)	(199)	—	(199)
Commodity(c)	(97)	278	181	38	143
Total	$6,160	$(5,160)	$1,000	$137	$863

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

Cash flow hedge gains and losses

The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three and nine months ended September 30, 2015 and 2014, respectively.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2015 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$14	$—	$14	$(70)	$(84)
Foreign exchange(b)	(19)	—	(19)	(105)	(86)
Total	$(5)	$—	$(5)	$(175)	$(170)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2014 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(12)	$—	$(12)	$26	$38
Foreign exchange(b)	43	—	43	(92)	(135)
Total	$31	$—	$31	$(66)	$(97)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2015 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(113)	$—	$(113)	$(90)	$23
Foreign exchange(b)	(74)	—	(74)	(14)	60
Total	$(187)	$—	$(187)	$(104)	$83

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2014 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(48)	$—	$(48)	$160	$208
Foreign exchange(b)	81	—	81	(11)	(92)
Total	$33	$—	$33	$149	$116

(a)
Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income, and for forecasted transactions that the Firm determined during the nine months ended September 30, 2015, were probable of not occurring, in other income.

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

In the first quarter of 2015, the Firm reclassified approximately $150 million of net losses from accumulated other comprehensive income (“AOCI”) to other income because the Firm determined that it was probable that the forecasted interest payment cash flows would not occur as a result of the planned reduction in wholesale non-operating deposits. The Firm did not experience any forecasted transactions that failed to occur for the three months ended September 30, 2015 and 2014, and nine months ended September 30, 2014.

Over the next 12 months, the Firm expects that $11 million (after-tax) of net gains recorded in AOCI at September 30, 2015, related to cash flow hedges will be recognized in income. For terminated cash flow hedges, the maximum length of time over which forecasted transactions are remaining is approximately 8 years. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately 2 years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the three and nine months ended September 30, 2015 and 2014.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2015		2014
Three months ended September 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(103)	$908	$(114)	$1,185

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2015		2014
Nine months ended September 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(292)	$1,651	$(341)	$823

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in other income. The Firm measures the ineffectiveness of net investment hedge accounting relationships based on changes in spot foreign currency rates, and therefore there was no significant ineffectiveness for net investment hedge accounting relationships during the three and nine months ended September 30, 2015 and 2014.

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

	Derivatives gains/(losses) recorded in income
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Contract type
Interest rate(a)	$665	$321	$785	$1,428
Credit(b)	76	1	52	(40)
Foreign exchange(c)	26	(2)	21	(5)
Commodity(d)	—	16	(13)	178
Total	$767	$336	$845	$1,561

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
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
September 30, 2015 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(1,683,730)	$1,699,718	$15,988	$14,572
Other credit derivatives(a)	(44,493)	41,960	(2,533)	18,217
Total credit derivatives	(1,728,223)	1,741,678	13,455	32,789
Credit-related notes	(22)	—	(22)	4,357
Total	$(1,728,245)	$1,741,678	$13,433	$37,146

	Maximum payout/Notional amount
December 31, 2014 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(2,056,982)	$2,078,096	$21,114	$18,631
Other credit derivatives(a)	(43,281)	32,048	(11,233)	19,475
Total credit derivatives	(2,100,263)	2,110,144	9,881	38,106
Credit-related notes	(40)	—	(40)	3,704
Total	$(2,100,303)	$2,110,144	$9,841	$41,810

(a)	Other credit derivatives predominantly consists of credit swap options.

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

The following tables summarize the notional amounts by the ratings and maturity profile, and the total fair value, of credit derivatives and credit-related notes as of September 30, 2015, and December 31, 2014, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile
September 30, 2015 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(278,173)	$(881,329)	$(101,523)	$(1,261,025)	$15,057	$(6,870)	$8,187
Noninvestment-grade	(119,287)	(307,953)	(39,980)	(467,220)	13,259	(17,838)	(4,579)
Total	$(397,460)	$(1,189,282)	$(141,503)	$(1,728,245)	$28,316	$(24,708)	$3,608

December 31, 2014 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(323,398)	$(1,118,293)	$(79,486)	$(1,521,177)	$25,767	$(6,314)	$19,453
Noninvestment-grade	(157,281)	(396,798)	(25,047)	(579,126)	20,677	(22,455)	(1,778)
Total	$(480,679)	$(1,515,091)	$(104,533)	$(2,100,303)	$46,444	$(28,769)	$17,675

(a)	The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s Investors Service ("Moody's").

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

Note 6 – Noninterest revenue
For a discussion of the components of and accounting policies for the Firm’s noninterest revenue, see Note 7 of JPMorgan Chase’s 2014 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Underwriting
Equity	$257	$414	$1,108	$1,244
Debt	855	710	2,621	2,269
Total underwriting	1,112	1,124	3,729	3,513
Advisory	492	414	1,502	1,196
Total investment banking fees	$1,604	$1,538	$5,231	$4,709
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Trading revenue by instrument type
Interest rate	$530	$655	$1,836	$1,636
Credit	438	556	1,477	1,685
Foreign exchange	607	381	2,014	1,249
Equity	637	638	2,593	2,202
Commodity(a)	156	411	745	1,446
Total trading revenue	2,368	2,641	8,665	8,218
Private equity gains(b)	(1)	325	191	978
Principal transactions	$2,367	$2,966	$8,856	$9,196

(a)	Commodity derivatives are frequently used to manage the Firm’s risk exposure to its physical commodities inventories. For gains/(losses) related to commodity fair value hedges, see Note 5.

(b)	Includes revenue on private equity investments held in the Private Equity business within Corporate, as well as those held in other business segments.

The following table presents the components of firmwide asset management, administration and commissions.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Asset management fees
Investment management fees(a)	$2,327	$2,311	$7,017	$6,667
All other asset management fees(b)	92	120	290	374
Total asset management fees	2,419	2,431	7,307	7,041

Total administration fees(c)	486	536	1,520	1,627

Commission and other fees
Brokerage commissions	575	567	1,761	1,766
All other commissions and fees	365	444	1,079	1,387
Total commissions and fees	940	1,011	2,840	3,153
Total asset management, administration and commissions	$3,845	$3,978	$11,667	$11,821

(a)	Represents fees earned from managing assets on behalf of the Firm’s clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.

(b)	Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.

(c)	Predominantly includes fees for custody, securities lending, funds services and securities clearance.
Other income
Other income on the Firm’s Consolidated statements of income included the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Operating lease income	$536	$433	$1,509	$1,252

Note 7 – Interest income and Interest expense
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, see Note 8 of JPMorgan Chase’s 2014 Annual Report.
Details of interest income and interest expense were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Interest income
Loans	$8,433	$8,060	$24,459	$24,138
Taxable securities	1,553	1,903	4,885	5,743
Nontaxable securities(a)	439	387	1,260	1,041
Total securities	1,992	2,290	6,145	6,784
Trading assets	1,538	1,855	5,008	5,453
Federal funds sold and securities purchased under resale agreements	431	400	1,167	1,234
Securities borrowed(b)	(118)	(150)	(397)	(369)
Deposits with banks	291	300	944	835
Other assets(c)	172	171	492	505
Total interest income	12,739	12,926	37,818	38,580
Interest expense
Interest-bearing deposits	293	399	965	1,242
Short-term and other liabilities(d)	315	238	991	1,121
Long-term debt	1,092	1,084	3,254	3,337
Beneficial interests issued by consolidated VIEs	115	98	323	308
Total interest expense	1,815	1,819	5,533	6,008
Net interest income	10,924	11,107	32,285	32,572
Provision for credit losses	682	757	2,576	2,299
Net interest income after provision for credit losses	$10,242	$10,350	$29,709	$30,273

(a)	Represents securities which are tax-exempt for U.S. federal income tax purposes.

(b)
Negative interest income for the three and nine months ended September 30, 2015 and 2014, is a result of increased client-driven demand for certain securities combined with the impact of low interest rates. This is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense and reported within short-term and other liabilities.

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

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended September 30, (in millions)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost
Benefits earned during the period	$85	$70	$9	$8	$—	$—
Interest cost on benefit obligations	125	133	28	34	8	9
Expected return on plan assets	(232)	(247)	(38)	(42)	(27)	(25)
Amortization:
Net (gain)/loss	62	6	9	12	—	—
Prior service cost/(credit)	(9)	(9)	—	(1)	—	—
Net periodic defined benefit cost	31	(47)	8	11	(19)	(16)
Other defined benefit pension plans(a)	3	3	2	2	NA	NA
Total defined benefit plans	34	(44)	10	13	(19)	(16)
Total defined contribution plans	119	115	85	87	NA	NA
Total pension and OPEB cost included in compensation expense	$153	$71	$95	$100	$(19)	$(16)

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Nine months ended September 30, (in millions)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost
Benefits earned during the period	$255	$210	$28	$25	$—	$—
Interest cost on benefit obligations	375	401	84	104	24	27
Expected return on plan assets	(697)	(739)	(113)	(131)	(80)	(75)
Amortization:
Net (gain)/loss	185	19	27	36	—	—
Prior service cost/(credit)	(26)	(31)	(1)	(1)	—	—
Net periodic defined benefit cost	92	(140)	25	33	(56)	(48)
Other defined benefit pension plans(a)	10	10	7	5	NA	NA
Total defined benefit plans	102	(130)	32	38	(56)	(48)
Total defined contribution plans	323	333	254	254	NA	NA
Total pension and OPEB cost included in compensation expense	$425	$203	$286	$292	$(56)	$(48)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $15.9 billion and $3.5 billion, as of September 30, 2015, and $16.5 billion and $3.7 billion respectively, as of December 31, 2014. See Note 19 for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the three months periods ended September 30, 2015 and 2014.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Cost of prior grants of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$269	$326	$856	$1,071
Accrual of estimated costs of stock awards to be granted in future periods including those to full-career eligible employees	195	213	683	610
Total noncash compensation expense related to employee stock-based incentive plans	$464	$539	$1,539	$1,681
In the first quarter of 2015, in connection with its annual incentive grant for the 2014 performance year, the Firm granted 34 million RSUs with a weighted-average grant date fair value of $55.91 per RSU.

Note 10 – Noninterest expense
For details on Noninterest expense, see Consolidated statements of income on page 86. Included within other expense is the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Firmwide legal expense	$1,347	$1,062	$2,325	$1,769
Federal Deposit Insurance Corporation-related (“FDIC”) expense	298	250	916	809

Note 11 – Securities
Securities are classified as trading, AFS or held-to-maturity (“HTM”). Securities classified as trading assets are discussed in Note 3. Predominantly all of the Firm’s AFS and HTM investment securities (the “investment securities portfolio”) are held by the Chief Investment Office (“CIO”) in connection with the Firm's asset-liability management objectives. At September 30, 2015, the average credit rating of the debt securities comprising the investment securities portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). For additional information regarding the investment securities portfolio, see Note 12 of JPMorgan Chase’s 2014 Annual Report.

The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	September 30, 2015				December 31, 2014
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$52,800	$1,811	$33	$54,578	$63,089	$2,302	$72	$65,319
Residential:
Prime and Alt-A	6,811	66	19	6,858	5,595	78	29	5,644
Subprime	301	8	—	309	677	14	—	691
Non-U.S.	28,841	606	9	29,438	43,550	1,010	—	44,560
Commercial	22,763	287	157	22,893	20,687	438	17	21,108
Total mortgage-backed securities	111,516	2,778	218	114,076	133,598	3,842	118	137,322
U.S. Treasury and government agencies(a)	11,482	1	136	11,347	13,603	56	14	13,645
Obligations of U.S. states and municipalities	30,923	1,872	86	32,709	27,841	2,243	16	30,068
Certificates of deposit	415	3	—	418	1,103	1	1	1,103
Non-U.S. government debt securities	38,197	960	37	39,120	51,492	1,272	21	52,743
Corporate debt securities	14,747	185	151	14,781	18,158	398	24	18,532
Asset-backed securities:
Collateralized loan obligations	31,381	69	146	31,304	30,229	147	182	30,194
Other	10,114	94	77	10,131	12,442	184	11	12,615
Total available-for-sale debt securities	248,775	5,962	851	253,886	288,466	8,143	387	296,222
Available-for-sale equity securities	2,587	18	—	2,605	2,513	17	—	2,530
Total available-for-sale securities	$251,362	$5,980	$851	$256,491	$290,979	$8,160	$387	$298,752
Total held-to-maturity securities(b)	$50,169	$1,724	$48	$51,845	$49,252	$1,902	$—	$51,154

(a)	Included total U.S. government-sponsored enterprise obligations with fair values of $41.6 billion and $59.3 billion at September 30, 2015, and December 31, 2014, respectively.

(b)
As of September 30, 2015, consists of MBS issued by U. S. government-sponsored enterprises with an amortized cost of $31.9 billion, MBS issued by U.S. government agencies with an amortized cost of $5.6 billion and obligations of U.S. states and municipalities with an amortized cost of $12.7 billion. As of December 31, 2014, consists of MBS issued by U.S. government-sponsored enterprises with an amortized cost of $35.3 billion, MBS issued by U.S. government agencies with an amortized cost of $3.7 billion and obligations of U.S. states and municipalities with an amortized cost of $10.2 billion.

Securities impairment
The following tables present the fair value and gross unrealized losses for investment securities by aging category at September 30, 2015, and December 31, 2014.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
September 30, 2015 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$4,797	$19	$717	$14	$5,514	$33
Residential:
Prime and Alt-A	2,294	14	251	5	2,545	19
Subprime	—	—	—	—	—	—
Non-U.S.	1,477	9	—	—	1,477	9
Commercial	10,256	155	269	2	10,525	157
Total mortgage-backed securities	18,824	197	1,237	21	20,061	218
U.S. Treasury and government agencies	11,205	136	—	—	11,205	136
Obligations of U.S. states and municipalities	4,681	79	218	7	4,899	86
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	2,941	30	205	7	3,146	37
Corporate debt securities	4,107	142	634	9	4,741	151
Asset-backed securities:
Collateralized loan obligations	11,843	44	10,414	102	22,257	146
Other	4,800	77	—	—	4,800	77
Total available-for-sale debt securities	58,401	705	12,708	146	71,109	851
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity securities	4,824	48	—	—	4,824	48
Total securities with gross unrealized losses	$63,225	$753	$12,708	$146	$75,933	$899

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2014 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$1,118	$5	$4,989	$67	$6,107	$72
Residential:
Prime and Alt-A	1,840	10	405	19	2,245	29
Subprime	—	—	—	—	—	—
Non-U.S.	—	—	—	—	—	—
Commercial	4,803	15	92	2	4,895	17
Total mortgage-backed securities	7,761	30	5,486	88	13,247	118
U.S. Treasury and government agencies	8,412	14	—	—	8,412	14
Obligations of U.S. states and municipalities	1,405	15	130	1	1,535	16
Certificates of deposit	1,050	1	—	—	1,050	1
Non-U.S. government debt securities	4,433	4	906	17	5,339	21
Corporate debt securities	2,492	22	80	2	2,572	24
Asset-backed securities:
Collateralized loan obligations	13,909	76	9,012	106	22,921	182
Other	2,258	11	—	—	2,258	11
Total available-for-sale debt securities	41,720	173	15,614	214	57,334	387
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity securities	—	—	—	—	—	—
Total securities with gross unrealized losses	$41,720	$173	$15,614	$214	$57,334	$387

Gross unrealized losses
The Firm has recognized the unrealized losses on securities it intends to sell. As of September 30, 2015, the Firm does not intend to sell any securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of September 30, 2015.
Securities gains and losses
The following table presents realized gains and losses and other-than-temporary impairment losses (“OTTI”) from AFS securities that were recognized in income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Realized gains	$65	$41	$250	$265
Realized losses	(20)	(33)	(107)	(215)
OTTI losses	(12)	(2)	(14)	(2)
Net securities gains	$33	$6	$129	$48

OTTI losses
Credit-related losses recognized in income	$—	$—	$(1)	$—
Securities the Firm intends to sell	(12)	(2)	(13)	(2)
Total OTTI losses recognized in income	$(12)	$(2)	$(14)	$(2)

Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the three and nine months ended September 30, 2015 and 2014, of the credit loss component of OTTI losses that have been recognized in income related to AFS debt securities that the Firm does not intend to sell.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Balance, beginning of period	$4	$1	$3	$1
Additions:
Newly credit-impaired securities	—	—	1	—
Balance, end of period	$4	$1	$4	$1

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at September 30, 2015, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity September 30, 2015 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$2,333	$10,991	$6,054	$92,138	$111,516
Fair value	2,344	11,184	6,263	94,285	114,076
Average yield(b)	1.40%	1.76%	3.23%	2.95%	2.81%
U.S. Treasury and government agencies
Amortized cost	$100	$—	$10,228	$1,154	$11,482
Fair value	100	—	10,121	1,126	11,347
Average yield(b)	0.13%	—%	0.22%	0.43%	0.24%
Obligations of U.S. states and municipalities
Amortized cost	$139	$765	$1,440	$28,579	$30,923
Fair value	142	788	1,513	30,266	32,709
Average yield(b)	6.55%	3.39%	5.43%	6.68%	6.54%
Certificates of deposit
Amortized cost	$364	$51	$—	$—	$415
Fair value	365	53	—	—	418
Average yield(b)	5.69%	3.28%	—%	—%	5.39%
Non-U.S. government debt securities
Amortized cost	$7,243	$11,485	$17,299	$2,170	$38,197
Fair value	7,479	11,750	17,607	2,284	39,120
Average yield(b)	3.28%	1.75%	1.05%	0.72%	1.64%
Corporate debt securities
Amortized cost	$3,486	$8,243	$2,875	$143	$14,747
Fair value	3,510	8,287	2,846	138	14,781
Average yield(b)	2.18%	2.29%	2.77%	4.46%	2.38%
Asset-backed securities
Amortized cost	$513	$473	$20,162	$20,347	$41,495
Fair value	514	476	20,139	20,306	41,435
Average yield(b)	0.95%	1.19%	1.76%	1.79%	1.76%
Total available-for-sale debt securities
Amortized cost	$14,178	$32,008	$58,058	$144,531	$248,775
Fair value	14,454	32,538	58,489	148,405	253,886
Average yield(b)	2.69%	1.93%	1.57%	3.47%	2.78%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$2,587	$2,587
Fair value	—	—	—	2,605	2,605
Average yield(b)	—%	—%	—%	0.02%	0.02%
Total available-for-sale securities
Amortized cost	$14,178	$32,008	$58,058	$147,118	$251,362
Fair value	14,454	32,538	58,489	151,010	256,491
Average yield(b)	2.69%	1.93%	1.57%	3.41%	2.75%
Total held-to-maturity securities
Amortized cost	$52	$—	$901	$49,216	$50,169
Fair value	52	—	942	50,851	51,845
Average yield(b)	4.41%	—%	4.98%	3.97%	3.99%

(a)	U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at September 30, 2015.

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

(c)
Includes securities with no stated maturity. Substantially all of the Firm’s residential mortgage-backed securities and collateralized mortgage obligations are due in ten years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately six years for agency residential mortgage-backed securities, two years for agency residential collateralized mortgage obligations and three years for U.S. nonagency residential collateralized mortgage obligations.

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

The following table presents as of September 30, 2015, and December 31, 2014, the gross and net securities purchased under resale agreements and securities borrowed. Securities purchased under resale agreements have been presented on the Consolidated balance sheets net of securities sold under repurchase agreements where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement, and where the other relevant criteria have been met. Where such a legal opinion has not been either sought or obtained, the securities purchased under resale agreements are not eligible for netting and are shown separately in the table below. Securities borrowed are presented on a gross basis on the Consolidated balance sheets.

	September 30, 2015				December 31, 2014
(in millions)	Gross asset balance	Amounts netted on the Consolidated balance sheets	Net asset balance		Gross asset balance	Amounts netted on the Consolidated balance sheets	Net asset balance
Securities purchased under resale agreements
Securities purchased under resale agreements with an appropriate legal opinion	$375,841	$(161,197)	$214,644		$347,142	$(142,719)	$204,423
Securities purchased under resale agreements where an appropriate legal opinion has not been either sought or obtained	2,710		2,710		10,598		10,598
Total securities purchased under resale agreements	$378,551	$(161,197)	$217,354	(a)	$357,740	$(142,719)	$215,021	(a)
Securities borrowed	$105,668	NA	$105,668	(b)(c)	$110,435	NA	$110,435	(b)(c)

(a)	At September 30, 2015, and December 31, 2014, included securities purchased under resale agreements of $27.4 billion and $28.6 billion, respectively, accounted for at fair value.

(b)	At September 30, 2015, and December 31, 2014, included securities borrowed of $405 million and $992 million, respectively, accounted for at fair value.

(c)
Included $21.5 billion and $27.7 billion at September 30, 2015, and December 31, 2014, respectively, of securities borrowed where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement.

The following table presents information as of September 30, 2015, and December 31, 2014, regarding the securities purchased under resale agreements and securities borrowed for which an appropriate legal opinion has been obtained with respect to the master netting agreement. The table below excludes information related to resale agreements and securities borrowed where such a legal opinion has not been either sought or obtained.

	September 30, 2015				December 31, 2014
		Amounts not nettable on the Consolidated balance sheets(a)				Amounts not nettable on the Consolidated balance sheets(a)
(in millions)	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure
Securities purchased under resale agreements with an appropriate legal opinion	$214,644	$(211,255)	$(518)	$2,871	$204,423	$(201,375)	$(246)	$2,802
Securities borrowed	$84,157	$(81,413)	$—	$2,744	$82,748	$(80,338)	$—	$2,410

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

The following table presents as of September 30, 2015, and December 31, 2014, the gross and net securities sold under repurchase agreements and securities loaned. Securities sold under repurchase agreements have been presented on the Consolidated balance sheets net of securities purchased under resale agreements where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement, and where the other relevant criteria have been met. Where such a legal opinion has not been either sought or obtained, the securities sold under repurchase agreements are not eligible for netting and are shown separately in the table below. Securities loaned are presented on a gross basis on the Consolidated balance sheets.

	September 30, 2015				December 31, 2014
(in millions)	Gross liability balance	Amounts netted on the Consolidated balance sheets	Net liability balance		Gross liability balance	Amounts netted on the Consolidated balance sheets	Net liability balance
Securities sold under repurchase agreements
Securities sold under repurchase agreements with an appropriate legal opinion	$311,565	$(161,197)	$150,368		$290,529	$(142,719)	$147,810
Securities sold under repurchase agreements where an appropriate legal opinion has not been either sought or obtained(a)	14,070		14,070		21,996		21,996
Total securities sold under repurchase agreements	$325,635	$(161,197)	$164,438	(c)	$312,525	$(142,719)	$169,806	(c)
Securities loaned(b)	$20,738	NA	$20,738	(d)(e)	$25,927	NA	$25,927	(d)(e)

(a)	Includes repurchase agreements that are not subject to a master netting agreement but do provide rights to collateral.

(b)
Included securities-for-securities lending transactions of $5.8 billion and $4.1 billion at September 30, 2015, and December 31, 2014, respectively, accounted for at fair value, where the Firm is acting as lender. These amounts are presented within other liabilities in the Consolidated balance sheets.

(c)	At September 30, 2015, and December 31, 2014, included securities sold under repurchase agreements of $3.6 billion and $3.0 billion, respectively, accounted for at fair value.

(d)	There were no securities loaned accounted for at fair value as of September 30, 2015, and December 31, 2014.

(e)
Included $41 million and $271 million at September 30, 2015, and December 31, 2014, respectively, of securities loaned where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement.

The following table presents information as of September 30, 2015, and December 31, 2014, regarding the securities sold under repurchase agreements and securities loaned for which an appropriate legal opinion has been obtained with respect to the master netting agreement. The table below excludes information related to repurchase agreements and securities loaned where such a legal opinion has not been either sought or obtained.

	September 30, 2015				December 31, 2014
		Amounts not nettable on the Consolidated balance sheets(a)				Amounts not nettable on the Consolidated balance sheets(a)
(in millions)	Net liability balance	Financial instruments(b)	Cash collateral	Net amount(c)	Net liability balance	Financial instruments(b)	Cash collateral	Net amount(c)
Securities sold under repurchase agreements with an appropriate legal opinion	$150,368	$(146,749)	$(442)	$3,177	$147,810	$(145,732)	$(497)	$1,581
Securities loaned	$20,697	$(20,553)	$—	$144	$25,656	$(25,287)	$—	$369

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

Effective April 1, 2015, the Firm adopted new accounting guidance, which requires enhanced disclosures with respect to the types of financial assets pledged in secured financing transactions and the remaining contractual maturity of the secured financing transactions; the following tables present this information as of September 30, 2015.

	Gross liability balance
September 30, 2015 (in millions)	Securities sold under repurchase agreements	Securities loaned
Mortgage-backed securities	$22,060	$—
U.S. Treasury and government agencies	166,522	223
Obligations of U.S. states and municipalities	1,718	—
Non-U.S. government debt	89,573	621
Corporate debt securities	19,580	110
Asset-backed securities	5,238	—
Equity securities	20,944	19,784
Total	$325,635	$20,738

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
September 30, 2015 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$117,879	$124,711	$27,052	$55,993	$325,635
Total securities loaned	9,463	649	319	10,307	20,738
Transfers not qualifying for sale accounting
At September 30, 2015, and December 31, 2014, the Firm held $11.2 billion and $13.8 billion, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in other borrowed funds on the Consolidated balance sheets.

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

(d)	Other primarily includes loans to SPEs and loans to private banking clients. See Note 1 of JPMorgan Chase’s 2014 Annual Report for additional information on special-purpose entities (“SPEs”).

The following tables summarize the Firm’s loan balances by portfolio segment.

September 30, 2015	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$331,732	$125,634	$346,927	$804,293	(b)
Held-for-sale	237	1,345	447	2,029
At fair value	—	—	3,135	3,135
Total	$331,969	$126,979	$350,509	$809,457

December 31, 2014	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$294,979	$128,027	$324,502	$747,508	(b)
Held-for-sale	395	3,021	3,801	7,217
At fair value	—	—	2,611	2,611
Total	$295,374	$131,048	$330,914	$757,336

(a)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(b)
Loans (other than PCI loans and those for which the fair value option has been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $628 million and $1.3 billion at September 30, 2015, and December 31, 2014, respectively.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. These tables exclude loans recorded at fair value. The Firm manages its exposure to credit risk on an ongoing basis. Selling loans is one way that the Firm reduces its credit exposures.

	2015					2014
Three months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$1,196	(a)(b)	$—	$1,199	$2,395	$1,945	(a)(b)	$—	$312	$2,257
Sales	1,130		—	1,856	2,986	1,573		272	1,814	3,659
Retained loans reclassified to held-for-sale	—		79	20	99	232		186	50	468

	2015					2014
Nine months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$3,918	(a)(b)	$—	$1,894	$5,812	$5,694	(a)(b)	$—	$589	$6,283
Sales	4,073		1,269	7,381	12,723	3,816		272	6,493	10,581
Retained loans reclassified to held-for-sale	1,272		79	455	1,806	1,034		401	559	1,994

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

(b)
Excluded retained loans purchased from correspondents that were originated in accordance with the Firm’s underwriting standards. Such purchases were $14.4 billion and $4.1 billion for the three months ended September 30, 2015 and 2014, respectively, and $39.8 billion and $8.2 billion for the nine months ended September 30, 2015 and 2014, respectively.

The following table provides information about gains and losses, including lower of cost or fair value adjustments, on loan sales by portfolio segment.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Consumer, excluding credit card	$62	$97	$239	$223
Credit card	13	(9)	22	(9)
Wholesale	33	26	32	53
Total net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)	$108	$114	$293	$267

(a)	Excludes sales related to loans accounted for at fair value.

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

The table below provides information about retained consumer loans, excluding credit card, by class.

(in millions)	September 30, 2015	December 31, 2014
Residential real estate – excluding PCI
Home equity:
Senior lien	$15,156	$16,367
Junior lien	31,974	36,375
Mortgages:
Prime, including option ARMs	150,114	104,921
Subprime	3,853	5,056
Other consumer loans
Auto	57,174	54,536
Business banking	20,871	20,058
Student and other	10,354	10,970
Residential real estate – PCI
Home equity	15,490	17,095
Prime mortgage	9,196	10,220
Subprime mortgage	3,329	3,673
Option ARMs	14,221	15,708
Total retained loans	$331,732	$294,979
For further information on consumer credit quality indicators, see Note 14 of JPMorgan Chase’s 2014 Annual Report.

Residential real estate – excluding PCI loans
The following table provides information by class for residential real estate – excluding retained PCI loans in the consumer, excluding credit card, portfolio segment.

Residential real estate – excluding PCI loans
	Home equity				Mortgages
(in millions, except ratios)	Senior lien		Junior lien		Prime, including option ARMs		Subprime		Total residential real estate – excluding PCI
	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
Loan delinquency(a)
Current	$14,571	$15,730	$31,289	$35,575	$140,579	$93,951	$3,244	$4,296	$189,683	$149,552
30–149 days past due	248	275	447	533	3,513	4,091	396	489	4,604	5,388
150 or more days past due	337	362	238	267	6,022	6,879	213	271	6,810	7,779
Total retained loans	$15,156	$16,367	$31,974	$36,375	$150,114	$104,921	$3,853	$5,056	$201,097	$162,719
% of 30+ days past due to total retained loans(b)	3.86%	3.89%	2.14%	2.20%	0.83%	1.42%	15.81%	15.03%	1.55%	2.27%
90 or more days past due and government guaranteed(c)	$—	$—	$—	$—	$6,405	$7,544	$—	$—	$6,405	$7,544
Nonaccrual loans	883	938	1,373	1,590	1,863	2,190	812	1,036	4,931	5,754
Current estimated LTV ratios(d)(e)(f)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$15	$21	$252	$467	$62	$120	$3	$10	$332	$618
Less than 660	7	10	69	138	62	103	20	51	158	302
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	87	134	2,124	3,149	434	648	36	118	2,681	4,049
Less than 660	50	69	607	923	267	340	139	298	1,063	1,630
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	450	633	5,014	6,481	3,497	3,863	178	432	9,139	11,409
Less than 660	172	226	1,422	1,780	852	1,026	468	770	2,914	3,802
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	12,331	13,048	19,242	20,030	128,678	81,805	1,406	1,586	161,657	116,469
Less than 660	2,044	2,226	3,244	3,407	5,214	4,906	1,603	1,791	12,105	12,330
U.S. government-guaranteed	—	—	—	—	11,048	12,110	—	—	11,048	12,110
Total retained loans	$15,156	$16,367	$31,974	$36,375	$150,114	$104,921	$3,853	$5,056	$201,097	$162,719
Geographic region
California	$2,090	$2,232	$7,123	$8,144	$42,588	$28,133	$541	$718	$52,342	$39,227
New York	2,591	2,805	6,819	7,685	19,695	16,550	539	677	29,644	27,717
Illinois	1,219	1,306	2,321	2,605	10,588	6,654	151	207	14,279	10,772
Texas	1,624	1,845	977	1,087	8,143	4,935	148	177	10,892	8,044
Florida	828	861	1,688	1,923	6,388	5,106	432	632	9,336	8,522
New Jersey	652	654	2,009	2,233	4,930	3,361	178	227	7,769	6,475
Washington	455	506	1,056	1,216	3,662	2,410	84	109	5,257	4,241
Arizona	843	927	1,396	1,595	2,800	1,805	77	112	5,116	4,439
Michigan	683	736	734	848	1,718	1,203	84	121	3,219	2,908
Ohio	1,053	1,150	670	778	1,061	615	85	112	2,869	2,655
All other(g)	3,118	3,345	7,181	8,261	48,541	34,149	1,534	1,964	60,374	47,719
Total retained loans	$15,156	$16,367	$31,974	$36,375	$150,114	$104,921	$3,853	$5,056	$201,097	$162,719

(a)
Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $2.7 billion and $2.6 billion; 30–149 days past due included $3.0 billion and $3.5 billion; and 150 or more days past due included $5.3 billion and $6.0 billion at September 30, 2015, and December 31, 2014, respectively.

(b)
At September 30, 2015, and December 31, 2014, Prime, including option ARMs loans excluded mortgage loans insured by U.S. government agencies of $8.3 billion and $9.5 billion, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

(c)
These balances, which are 90 days or more past due, were excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically, the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At September 30, 2015, and December 31, 2014, these balances included $3.8 billion and $4.2 billion, respectively, of loans that are no longer accruing interest based on the agreed-upon servicing guidelines. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate. There were no loans not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing at September 30, 2015, and December 31, 2014.

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

(f)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(g)	At September 30, 2015, and December 31, 2014, included mortgage loans insured by U.S. government agencies of $11.0 billion and $12.1 billion, respectively.

The following table represents the Firm’s delinquency statistics for junior lien home equity loans and lines as of September 30, 2015, and December 31, 2014.

	Total loans		Total 30+ day delinquency rate
(in millions, except ratios)	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014

HELOCs:(a)
Within the revolving period(b)	$18,883	$25,252	1.57%	1.75%
Beyond the revolving period	10,509	7,979	3.03	3.16
HELOANs	2,582	3,144	2.75	3.34
Total	$31,974	$36,375	2.14%	2.20%

(a)
These HELOCs are predominantly revolving loans for a 10-year period, after which time the HELOC converts to a loan with a 20-year amortization period, but also include HELOCs originated by Washington Mutual that allow interest-only payments beyond the revolving period.

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

	Home equity				Mortgages				Total residential real estate – excluding PCI
(in millions)	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
Impaired loans
With an allowance	$561	$552	$726	$722	$3,954	$4,949	$1,437	$2,239	$6,678	$8,462
Without an allowance(a)	502	549	583	582	1,019	1,196	491	639	2,595	2,966
Total impaired loans(b)(c)	$1,063	$1,101	$1,309	$1,304	$4,973	$6,145	$1,928	$2,878	$9,273	$11,428
Allowance for loan losses related to impaired loans	$53	$84	$86	$147	$93	$127	$15	$64	$247	$422
Unpaid principal balance of impaired loans(d)	1,395	1,451	2,611	2,603	6,429	7,813	2,968	4,200	13,403	16,067
Impaired loans on nonaccrual status(e)	596	628	641	632	1,373	1,559	718	931	3,328	3,750

(a)
Represents collateral-dependent residential mortgage loans that are charged off to the fair value of the underlying collateral less cost to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At September 30, 2015, Chapter 7 residential real estate loans included approximately 18% of senior lien home equity, 10% of junior lien home equity, 19% of prime mortgages, including option ARMs, and 14% of subprime mortgages that were 30 days or more past due.

(b)
At September 30, 2015, and December 31, 2014, $4.2 billion and $4.9 billion, respectively, of loans modified subsequent to repurchase from Government National Mortgage Association (“Ginnie Mae”) in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)	Predominantly all residential real estate impaired loans, excluding PCI loans, are in the U.S.

(d)
Represents the contractual amount of principal owed at September 30, 2015, and December 31, 2014. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(e)
As of September 30, 2015, and December 31, 2014, nonaccrual loans included $2.6 billion and $2.9 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status refer to the Loan accounting framework in Note 14 of JPMorgan Chase’s 2014 Annual Report.

The following tables present average impaired loans and the related interest income reported by the Firm.

Three months ended September 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2015	2014	2015	2014	2015	2014
Home equity
Senior lien	$1,072	$1,115	$13	$14	$8	$9
Junior lien	1,279	1,310	19	20	12	13
Mortgages
Prime, including option ARMs	5,038	6,657	52	65	12	14
Subprime	1,942	3,411	30	45	10	13
Total residential real estate – excluding PCI	$9,331	$12,493	$114	$144	$42	$49

Nine months ended September 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2015	2014	2015	2014	2015	2014
Home equity
Senior lien	$1,084	$1,128	$39	$42	$26	$28
Junior lien	1,287	1,316	59	61	38	40
Mortgages
Prime, including option ARMs	5,562	6,811	166	199	36	41
Subprime	2,434	3,551	102	141	32	39
Total residential real estate – excluding PCI	$10,367	$12,806	$366	$443	$132	$148

(a)	Generally, interest income on loans modified in TDRs is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms.

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

The following table presents new TDRs reported by the Firm.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Home equity:
Senior lien	$29	$27	$87	$74
Junior lien	110	53	199	157
Mortgages:
Prime, including option ARMs	49	89	170	208
Subprime	13	29	47	82
Total residential real estate – excluding PCI	$201	$198	$503	$521

Nature and extent of modifications
The U.S. Treasury's Making Home Affordable (“MHA”) programs, as well as the Firm’s proprietary modification programs, generally provide various concessions to financially troubled borrowers including, but not limited to, interest rate reductions, term or payment extensions and deferral of principal and/or interest payments that would otherwise have been required under the terms of the original agreement.
The following tables provide information about how residential real estate loans, excluding PCI loans, were modified under the Firm’s loss mitigation programs during the periods presented. These tables exclude Chapter 7 loans where the sole concession granted is the discharge of debt.

Three months ended September 30,	Home equity				Mortgages				Total residential real estate - excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Number of loans approved for a trial modification	333	232	1,502	164	283	274	381	502	2,499	1,172
Number of loans permanently modified	273	333	680	581	414	1,267	391	1,420	1,758	3,601
Concession granted:(a)
Interest rate reduction	77%	43%	68%	84%	76%	23%	70%	26%	72%	36%
Term or payment extension	90	53	87	84	77	18	82	29	84	36
Principal and/or interest deferred	34	10	21	22	28	7	17	6	24	9
Principal forgiveness	3	50	5	20	25	73	34	72	15	62
Other(b)	—	—	—	—	10	4	15	7	6	4

Nine months ended September 30,	Home equity				Mortgages				Total residential real estate - excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Number of loans approved for a trial modification	983	651	1,749	505	822	790	1,170	1,530	4,724	3,476
Number of loans permanently modified	849	854	1,830	2,238	1,122	2,184	1,275	2,680	5,076	7,956
Concession granted:(a)
Interest rate reduction	75%	56%	73%	85%	72%	40%	70%	43%	73%	56%
Term or payment extension	85	71	87	83	82	46	80	49	84	60
Principal and/or interest deferred	32	12	24	22	33	17	21	11	26	16
Principal forgiveness	5	38	4	26	25	54	32	57	16	45
Other(b)	—	—	—	—	9	9	12	9	5	6

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

Three months ended September 30, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Weighted-average interest rate of loans with interest rate reductions – before TDR	5.55%	6.05%	4.96%	4.81%	5.07%	4.16%	6.82%	6.97%	5.57%	5.14%
Weighted-average interest rate of loans with interest rate reductions – after TDR	2.61	3.13	2.15	2.07	2.61	2.77	3.11	3.45	2.65	2.87
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	17	18	17	19	25	25	24	22	22	22
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	33	31	34	35	36	37	37	35	36	35
Charge-offs recognized upon permanent modification	$1	$1	$—	$2	$4	$1	$—	$1	$5	$5
Principal deferred	3	1	4	2	9	8	4	4	20	15
Principal forgiven	—	6	—	3	10	51	9	49	19	109
Balance of loans that redefaulted within one year of permanent modification(a)	$4	$5	$1	$3	$23	$35	$15	$32	$43	$75

Nine months ended September 30, (in millions, except weighted-average data and number of loans)	Home equity				Mortgages				Total residential real estate – excluding PCI
	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Weighted-average interest rate of loans with interest rate reductions – before TDR	5.82%	6.45%	4.85%	4.83%	5.08%	4.81%	6.73%	7.29%	5.57%	5.63%
Weighted-average interest rate of loans with interest rate reductions – after TDR	2.74	3.03	2.20	1.95	2.50	2.70	3.17	3.44	2.65	2.79
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	17	18	18	19	25	25	24	24	22	23
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	32	30	34	35	37	37	36	36	36	36
Charge-offs recognized upon permanent modification	$1	$2	$2	$24	$7	$5	$2	$2	$12	$33
Principal deferred	10	3	10	8	31	31	14	15	65	57
Principal forgiven	2	12	—	20	26	76	26	81	54	189
Balance of loans that redefaulted within one year of permanent modification(a)	$10	$14	$4	$8	$58	$97	$44	$72	$116	$191

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

At September 30, 2015, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 10 years for senior lien home equity, 9 years for junior lien home equity, 10 years for prime mortgages, including option ARMs, and 8 years for subprime mortgages. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Active and suspended foreclosure
At September 30, 2015, and December 31, 2014, the Firm had non-PCI residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $1.2 billion and $1.5 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Other consumer loans
The table below provides information for other consumer retained loan classes, including auto, business banking and student loans.

(in millions, except ratios)	Auto		Business banking		Student and other				Total other consumer
	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015		Dec 31, 2014		Sep 30, 2015		Dec 31, 2014
Loan delinquency(a)
Current	$56,566	$53,866	$20,583	$19,710	$9,636		$10,080		$86,785		$83,656
30–119 days past due	600	663	185	208	469		576		1,254		1,447
120 or more days past due	8	7	103	140	249		314		360		461
Total retained loans	$57,174	$54,536	$20,871	$20,058	$10,354		$10,970		$88,399		$85,564
% of 30+ days past due to total retained loans	1.06%	1.23%	1.38%	1.73%	2.04%	(d)	2.15%	(d)	1.25%	(d)	1.47%	(d)
90 or more days past due and still accruing (b)	$—	$—	$—	$—	$289		$367		$289		$367
Nonaccrual loans	110	115	236	279	253		270		599		664
Geographic region
California	$6,836	$6,294	$3,368	$3,008	$1,093		$1,143		$11,297		$10,445
New York	3,730	3,662	3,251	3,187	1,230		1,259		8,211		8,108
Illinois	3,424	3,175	1,401	1,373	697		729		5,522		5,277
Texas	6,042	5,608	2,604	2,626	845		868		9,491		9,102
Florida	2,607	2,301	930	827	525		521		4,062		3,649
New Jersey	1,972	1,945	504	451	384		378		2,860		2,774
Washington	1,098	1,019	269	258	215		235		1,582		1,512
Arizona	1,923	2,003	1,185	1,083	236		239		3,344		3,325
Michigan	1,533	1,633	1,366	1,375	430		466		3,329		3,474
Ohio	2,284	2,157	1,366	1,354	578		629		4,228		4,140
All other	25,725	24,739	4,627	4,516	4,121		4,503		34,473		33,758
Total retained loans	$57,174	$54,536	$20,871	$20,058	$10,354		$10,970		$88,399		$85,564
Loans by risk ratings(c)
Noncriticized	$10,079	$9,822	$15,224	$14,619	NA		NA		$25,303		$24,441
Criticized performing	85	35	802	708	NA		NA		887		743
Criticized nonaccrual	—	—	183	213	NA		NA		183		213

(a)	Individual delinquency classifications included loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”)
as follows: current included $4.0 billion and $4.3 billion; 30-119 days past due included $279 million and $364 million; and 120 or more days past due included $228 million and $290 million at September 30, 2015, and December 31, 2014, respectively.

(b)	These amounts represent student loans, which are insured by U.S. government agencies under the FFELP. These amounts were accruing as reimbursement of insured amounts is proceeding normally.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(d)
September 30, 2015, and December 31, 2014, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $507 million and $654 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

Other consumer impaired loans and loan
modifications
The table below sets forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

(in millions)	September 30, 2015	December 31, 2014
Impaired loans
With an allowance	$512	$557
Without an allowance(a)	32	35
Total impaired loans(b)(c)	$544	$592
Allowance for loan losses related to impaired loans	$112	$117
Unpaid principal balance of impaired loans(d)	657	719
Impaired loans on nonaccrual status	430	456

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)	Predominantly all other consumer impaired loans are in the U.S.

(c)
Other consumer average impaired loans were $543 million and $603 million for the three months ended September 30, 2015 and 2014, respectively, and $565 million and $701 million for the nine months ended September 30, 2015 and 2014, respectively. The related interest income on impaired loans, including those on a cash basis, was not material for the three and nine months ended September 30, 2015 and 2014.

(d)
Represents the contractual amount of principal owed at September 30, 2015, and December 31, 2014. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

Loan modifications
Certain other consumer loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All of these TDRs are reported as impaired loans in the table above. See Note 14 of JPMorgan Chase’s 2014 Annual Report for further information on other consumer loans modified in TDRs.
The following table provides information about the Firm’s other consumer loans modified in TDRs. New TDRs were not material for the three and nine months ended September 30, 2015 and 2014.

(in millions)	September 30, 2015	December 31, 2014
Loans modified in TDRs(a)(b)	$398	$442
TDRs on nonaccrual status	284	306

(a)	The impact of these modifications was not material to the Firm for the three and nine months ended September 30, 2015 and 2014.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of September 30, 2015, and December 31, 2014, were immaterial.

Purchased credit-impaired loans
For a detailed discussion of PCI loans, including the related accounting policies, see Note 14 of JPMorgan Chase’s 2014 Annual Report.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

(in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
Carrying value(a)	$15,490	$17,095	$9,196	$10,220	$3,329	$3,673	$14,221	$15,708	$42,236	$46,696
Related allowance for loan losses(b)	1,708	1,758	1,031	1,193	—	180	49	194	2,788	3,325
Loan delinquency (based on unpaid principal balance)
Current	$14,840	$16,295	$8,159	$8,912	$3,305	$3,565	$12,733	$13,814	$39,037	$42,586
30–149 days past due	317	445	423	500	465	536	705	858	1,910	2,339
150 or more days past due	710	1,000	638	837	381	551	1,328	1,824	3,057	4,212
Total loans	$15,867	$17,740	$9,220	$10,249	$4,151	$4,652	$14,766	$16,496	$44,004	$49,137
% of 30+ days past due to total loans	6.47%	8.15%	11.51%	13.05%	20.38%	23.37%	13.77%	16.26%	11.29%	13.33%
Current estimated LTV ratios (based on unpaid principal balance)(c)(d)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$298	$513	$19	$45	$22	$34	$48	$89	$387	$681
Less than 660	159	273	50	97	88	160	70	150	367	680
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	1,676	2,245	269	456	127	215	338	575	2,410	3,491
Less than 660	774	1,073	259	402	318	509	499	771	1,850	2,755
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	3,668	4,171	1,579	2,154	405	519	1,815	2,418	7,467	9,262
Less than 660	1,443	1,647	973	1,316	788	1,006	1,491	1,996	4,695	5,965
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	5,878	5,824	3,859	3,663	827	719	6,674	6,593	17,238	16,799
Less than 660	1,971	1,994	2,212	2,116	1,576	1,490	3,831	3,904	9,590	9,504
Total unpaid principal balance	$15,867	$17,740	$9,220	$10,249	$4,151	$4,652	$14,766	$16,496	$44,004	$49,137
Geographic region (based on unpaid principal balance)
California	$9,521	$10,671	$5,349	$5,965	$1,036	$1,138	$8,328	$9,190	$24,234	$26,964
New York	809	876	594	672	405	463	834	933	2,642	2,944
Illinois	371	405	272	301	201	229	343	397	1,187	1,332
Texas	235	273	97	92	248	281	77	85	657	731
Florida	1,533	1,696	611	689	381	432	1,231	1,440	3,756	4,257
New Jersey	319	348	243	279	142	165	483	553	1,187	1,345
Washington	850	959	199	225	84	95	348	395	1,481	1,674
Arizona	289	323	150	167	79	85	210	227	728	802
Michigan	46	53	148	166	116	130	159	182	469	531
Ohio	18	20	46	48	64	72	62	69	190	209
All other	1,876	2,116	1,511	1,645	1,395	1,562	2,691	3,025	7,473	8,348
Total unpaid principal balance	$15,867	$17,740	$9,220	$10,249	$4,151	$4,652	$14,766	$16,496	$44,004	$49,137

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

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

Approximately 20% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following tables set forth delinquency statistics for PCI junior lien home equity loans and lines of credit based on the unpaid principal balance as of September 30, 2015, and December 31, 2014.

	Total loans		Total 30+ day delinquency rate
(in millions, except ratios)	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014

HELOCs:(a)
Within the revolving period(b)	$5,888	$8,972	4.26%	6.42%
Beyond the revolving period(c)	5,770	4,143	4.75	6.42
HELOANs	611	736	5.56	8.83
Total	$12,269	$13,851	4.56%	6.55%

(a)	In general, these HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Includes loans modified into fixed rate amortizing loans.

The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the three and nine months ended September 30, 2015 and 2014, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. The table excludes the cost to fund the PCI portfolios, and therefore the accretable yield does not represent net interest income expected to be earned on these portfolios.

	Total PCI
(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning balance	$13,741	$15,275	$14,592	$16,167
Accretion into interest income	(424)	(471)	(1,290)	(1,480)
Changes in interest rates on variable-rate loans	3	(75)	21	(141)
Other changes in expected cash flows(a)	511	242	508	425
Reclassification from nonaccretable difference(b)	90	—	90	$—
Balance at September 30	$13,921	$14,971	$13,921	$14,971
Accretable yield percentage	4.22%	4.10%	4.18%	4.22%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the three and nine months ended September 30, 2015 and 2014, other changes in expected cash flows were driven by changes in prepayment assumptions.

(b)
Reclassifications from nonaccretable difference in the three and nine months ended September 30, 2015 were driven by continued improvement in home prices and delinquencies, as well as increased granularity in the impairment estimates.

The factors that most significantly affect estimates of gross cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in the benchmark interest rate indices for variable-rate products such as option adjustable-rate mortgage (“ARM”) and home equity loans; and (ii) changes in prepayment assumptions.

Active and suspended foreclosure
At September 30, 2015, and December 31, 2014, the Firm had PCI residential real estate loans with an unpaid principal balance of $2.4 billion and $3.2 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Credit card loan portfolio
The table below sets forth information about the Firm’s credit card loans.

(in millions, except ratios)	September 30, 2015	December 31, 2014
Loan delinquency
Current and less than 30 days past due and still accruing	$123,901	$126,189
30–89 days past due and still accruing	908	943
90 or more days past due and still accruing	825	895
Nonaccrual loans	—	—
Total retained credit card loans	$125,634	$128,027
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.38%	1.44%
% of 90+ days past due to total retained loans	0.66	0.70
Credit card loans by geographic region
California	$17,830	$17,940
Texas	11,270	11,088
New York	10,965	10,940
Illinois	7,389	7,497
Florida	7,375	7,398
New Jersey	5,668	5,750
Ohio	4,504	4,707
Pennsylvania	4,324	4,489
Michigan	3,448	3,552
Virginia	3,068	3,263
All other	49,793	51,403
Total retained credit card loans	$125,634	$128,027
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	85.1%	85.7%
Less than 660	14.9	14.3
Credit card impaired loans and loan modifications
For a detailed discussion of impaired credit card loans, including credit card loan modifications, see Note 14 of JPMorgan Chase’s 2014 Annual Report.
The table below sets forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

(in millions)	September 30, 2015	December 31, 2014
Impaired credit card loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$1,370	$1,775
Modified credit card loans that have reverted to pre-modification payment terms(d)	193	254
Total impaired credit card loans(e)	$1,563	$2,029
Allowance for loan losses related to impaired credit card loans	$485	$500

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)	Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms.

At September 30, 2015, and December 31, 2014, $122 million and $159 million, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. The remaining $71 million and $95 million at September 30, 2015, and December 31, 2014, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

(e)	Predominantly all impaired credit card loans are in the U.S.
The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Average impaired credit card loans	$1,620	$2,342	$1,775	$2,630
Interest income on impaired credit card loans	20	29	64	97
Loan modifications
The Firm may modify loans to credit card borrowers who are experiencing financial difficulty. Most of these loans have been modified under programs that involve placing the customer on a fixed payment plan with a reduced interest rate, generally for 60 months. All of these credit card loan modifications are considered to be TDRs. New enrollments in these loan modification programs were $154 million and $196 million, for the three months ended September 30, 2015 and 2014, respectively, and $483 million and $622 million for the nine months ended September 30, 2015 and 2014, respectively. For additional information about credit card loan modifications, see Note 14 of JPMorgan Chase’s 2014 Annual Report.
Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the periods presented.

(in millions, except weighted-average data)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Weighted-average interest rate of loans – before TDR	15.09%	14.96%	15.13%	15.01%
Weighted-average interest rate of loans – after TDR	4.35	4.40	4.30	4.37
Loans that redefaulted within one year of modification(a)	$23	$29	$65	$92

(a)
Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the loans become two payments past due. A substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. Based on historical experience, the estimated weighted-average default rate for credit card loans modified was expected to be 26.04%and 27.91% as of September 30, 2015, and December 31, 2014, respectively.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned each loan. For further information on these risk ratings, see Note 14 and Note 15 of JPMorgan Chase’s 2014 Annual Report.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other(d)		Total retained loans
(in millions, except ratios)	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
Loans by risk ratings
Investment-grade	$64,719	$63,069	$71,068	$61,006	$22,805	$27,111	$10,843	$8,393	$91,754	$82,087	$261,189	$241,666
Noninvestment-grade:
Noncriticized	45,012	44,117	16,795	16,541	6,048	7,085	256	300	11,402	10,075	79,513	78,118
Criticized performing	3,304	2,251	1,361	1,313	296	316	7	3	171	236	5,139	4,119
Criticized nonaccrual	672	188	257	253	11	18	—	—	146	140	1,086	599
Total noninvestment- grade	48,988	46,556	18,413	18,107	6,355	7,419	263	303	11,719	10,451	85,738	82,836
Total retained loans	$113,707	$109,625	$89,481	$79,113	$29,160	$34,530	$11,106	$8,696	$103,473	$92,538	$346,927	$324,502
% of total criticized to total retained loans	3.50%	2.22%	1.81%	1.98%	1.05%	0.97%	0.06%	0.03%	0.31%	0.41%	1.79%	1.45%
% of nonaccrual loans to total retained loans	0.59	0.17	0.29	0.32	0.04	0.05	—	—	0.14	0.15	0.31	0.18

Loans by geographic distribution(a)
Total non-U.S.	$30,734	$33,739	$2,671	$2,099	$18,019	$20,944	$1,666	$1,122	$43,454	$42,961	$96,544	$100,865
Total U.S.	82,973	75,886	86,810	77,014	11,141	13,586	9,440	7,574	60,019	49,577	250,383	223,637
Total retained loans	$113,707	$109,625	$89,481	$79,113	$29,160	$34,530	$11,106	$8,696	$103,473	$92,538	$346,927	$324,502

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$112,916	$108,857	$89,041	$78,552	$29,092	$34,408	$11,038	$8,627	$102,018	$91,168	$344,105	$321,612
30–89 days past due and still accruing	118	566	167	275	47	104	68	69	1,212	1,201	1,612	2,215
90 or more days past due and still accruing(c)	1	14	16	33	10	—	—	—	97	29	124	76
Criticized nonaccrual	672	188	257	253	11	18	—	—	146	140	1,086	599
Total retained loans	$113,707	$109,625	$89,481	$79,113	$29,160	$34,530	$11,106	$8,696	$103,473	$92,538	$346,927	$324,502

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

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

(in millions, except ratios)	Multifamily		Commercial lessors		Commercial construction and development		Other		Total real estate loans
	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
Real estate retained loans	$58,139	$51,049	$19,045	$17,438	$4,832	$4,264	$7,465	$6,362	$89,481	$79,113
Criticized exposure	515	652	978	841	40	42	85	31	1,618	1,566
% of criticized exposure to total real estate retained loans	0.89%	1.28%	5.14%	4.82%	0.83%	0.98%	1.14%	0.49%	1.81%	1.98%
Criticized nonaccrual	$114	$126	$100	$110	$—	$—	$43	$17	$257	$253
% of criticized nonaccrual to total real estate retained loans	0.20%	0.25%	0.53%	0.63%	—%	—%	0.58%	0.27%	0.29%	0.32%

Wholesale impaired loans and loan modifications
Wholesale impaired loans consist of loans that have been placed on nonaccrual status and/or that have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 15 of JPMorgan Chase’s 2014 Annual Report.
The table below sets forth information about the Firm’s wholesale impaired loans.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015		Dec 31, 2014
Impaired loans
With an allowance	$578	$174	$167	$193	$10	$15	$—	$—	$86	$89	$841		$471
Without an allowance(a)	94	24	124	87	1	3	—	—	61	52	280		166
Total impaired loans	$672	$198	$291	$280	$11	$18	$—	$—	$147	$141	$1,121	(c)	$637	(c)
Allowance for loan losses related to impaired loans	$216	$34	$20	$36	$2	$4	$—	$—	$43	$13	$281		$87
Unpaid principal balance of impaired loans(b)	721	266	356	345	14	22	—	—	151	202	1,242		835

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at September 30, 2015, and December 31, 2014. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

(c)	Based upon the domicile of the borrower, predominantly all wholesale impaired loans are in the U.S.
The following table presents the Firm’s average impaired loans for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Commercial and industrial	$559	$245	$388	$262
Real estate	261	287	257	316
Financial institutions	12	17	14	19
Government agencies	—	—	1	—
Other	122	162	114	163
Total(a)	$954	$711	$774	$760

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three and nine months ended September 30, 2015 and 2014.

Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. TDRs were not material as of September 30, 2015 and 2014.

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

	2015					2014
Nine months ended September 30 (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card	Credit card		Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$7,050	$3,439		$3,696	$14,185	8,456	$3,795		$4,013	$16,264
Gross charge-offs	1,269	2,626		46	3,941	1,613	2,882		106	4,601
Gross recoveries	(577)	(278)		(64)	(919)	(629)	(311)		(120)	(1,060)
Net charge-offs/(recoveries)	692	2,348		(18)	3,022	984	2,571		(14)	3,541
Write-offs of PCI loans(a)	162	—		—	162	196	—		—	196
Provision for loan losses	(346)	2,348		461	2,463	180	2,371		(183)	2,368
Other	(1)	(5)		8	2	2	(5)		(3)	(6)
Ending balance at September 30,	$5,849	$3,434		$4,183	$13,466	$7,458	$3,590		$3,841	$14,889

Allowance for loan losses by impairment methodology
Asset-specific(b)	$359	$485	(c)	$281	$1,125	$618	$500	(c)	$124	$1,242
Formula-based	2,702	2,949		3,902	9,553	3,178	3,090		3,717	9,985
PCI	2,788	—		—	2,788	3,662	—		—	3,662
Total allowance for loan losses	$5,849	$3,434		$4,183	$13,466	$7,458	$3,590		$3,841	$14,889

Loans by impairment methodology
Asset-specific	$9,817	$1,563		$1,121	$12,501	$12,779	$2,227		$664	$15,670
Formula-based	279,679	124,071		345,802	749,552	227,113	124,337		319,692	671,142
PCI	42,236	—		4	42,240	48,487	—		5	48,492
Total retained loans	$331,732	$125,634		$346,927	$804,293	$288,379	$126,564		$320,361	$735,304

Impaired collateral-dependent loans
Net charge-offs	$84	$—		$2	$86	$105	$—		$8	$113
Loans measured at fair value of collateral less cost to sell	2,653	—		325	2,978	3,138	—		315	3,453

Allowance for lending-related commitments
Beginning balance at January 1,	$13	$—		$609	$622	$8	$—		$697	$705
Provision for lending-related commitments	1	—		112	113	1	—		(70)	(69)
Other	—	—		—	—	—	—		1	1
Ending balance at September 30,	$14	$—		$721	$735	$9	$—		$628	$637

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$69	$69	$—	$—		$68	$68
Formula-based	14	—		652	666	9	—		560	569
Total allowance for lending-related commitments	$14	$—		$721	$735	$9	$—		$628	$637

Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$176	$176	$—	$—		$134	$134
Formula-based	60,005	526,433		354,172	940,610	54,912	531,301		470,857	1,057,070
Total lending-related commitments	$60,005	$526,433		$354,348	$940,786	$54,912	$531,301		$470,991	$1,057,204

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
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line-of-Business	Transaction Type	Activity	Form 10-Q page reference
CCB	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	146
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	146–148
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and student loans	146–148
	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	148
	Municipal bond vehicles		148–149
	Credit-related note and asset swap vehicles		149
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 149 of this Note.
Significant Firm-sponsored variable interest entities
Credit card securitizations
For a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations, see Note 16 of JPMorgan Chase’s 2014 Annual Report.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trusts. This includes the Firm’s primary card securitization trust, Chase Issuance Trust. See the table on page 150 of this Note for further information on consolidated VIE assets and liabilities.

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

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. See Securitization activity on page 151 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs, and page 151 of this Note for information on the Firm’s loan sales to U.S. government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
September 30, 2015(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime/Alt-A and Option ARMs	$88.7	$1.5	$73.8	$0.5	$1.7	$2.2
Subprime	25.2	0.1	23.3	0.1	—	0.1
Commercial and other(b)	125.6	0.2	87.3	0.5	3.6	4.1
Total	$239.5	$1.8	$184.4	$1.1	$5.3	$6.4

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2014(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime/Alt-A and Option ARMs	$96.3	$2.7	$78.3	$0.5	$0.7	$1.2
Subprime	28.4	0.8	25.7	0.1	—	0.1
Commercial and other(b)	129.6	0.2	94.4	0.4	3.5	3.9
Total	$254.3	$3.7	$198.4	$1.0	$4.2	$5.2

(a)	Excludes U.S. government agency securitizations. See page 151 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)
Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions.

(c)
The table above excludes the following: retained servicing (see Note 16 for a discussion of MSRs); securities retained from loan sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (See Note 5 for further information on derivatives); senior and subordinated securities of $132 million and $64 million, respectively, at September 30, 2015, and $136 million and $34 million, respectively, at December 31, 2014, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of September 30, 2015, and December 31, 2014, 76% and 77%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $2.1 billion and $1.1 billion of investment-grade and $115 million and $185 million of noninvestment-grade retained interests at September 30, 2015, and December 31, 2014, respectively. The retained interests in commercial and other securitizations trusts consisted of $3.8 billion and $3.7 billion of investment-grade and $239 million and $194 million of noninvestment-grade retained interests at September 30, 2015, and December 31, 2014, respectively.

Residential mortgages
For a more detailed description of the Firm’s involvement with residential mortgage securitizations, see Note 16 of JPMorgan Chase’s 2014 Annual Report.
At September 30, 2015, and December 31, 2014, the Firm did not consolidate the assets of certain Firm-sponsored residential mortgage securitization VIEs, in which the Firm had continuing involvement, primarily due to the fact that the Firm did not hold an interest in these trusts that could potentially be significant to the trusts. See the table on page 150 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. For a more detailed description of the Firm’s involvement with commercial mortgage and other consumer securitizations, see Note 16 of JPMorgan Chase’s 2014 Annual Report. See the table on page 150 of this Note for more information on the consolidated commercial mortgage securitizations, and the table on the previous page of this Note for more information on interests held in nonconsolidated securitizations.
Re-securitizations
For a more detailed description of JPMorgan Chase’s
participation in re-securitization transactions, see Note 16 of JPMorgan Chase’s 2014 Annual Report.
During the three months ended September 30, 2015 and 2014, the Firm transferred $6.6 billion and $7.5 billion respectively of securities to agency VIEs, and $50 million and $237 million, respectively, of securities to private-label VIEs.
During the nine months ended September 30, 2015 and 2014, the Firm transferred $16.8 billion and $20.8 billion respectively of securities to agency VIEs, and $777 million and $670 million, respectively, of securities to private-label VIEs.
As of September 30, 2015, and December 31, 2014, the Firm did not consolidate any agency re-securitizations. As of September 30, 2015, and December 31, 2014, the Firm consolidated $48 million and $77 million, respectively, of assets, and $9 million and $21 million, respectively, of liabilities of private-label re-securitizations. See the table on page 150 of this Note for more information on consolidated re-securitization transactions.

As of September 30, 2015, and December 31, 2014, total assets (including the notional amount of interest-only securities) of nonconsolidated Firm-sponsored private-label re-securitization entities in which the Firm has continuing involvement were $2.2 billion and $2.9 billion, respectively. At September 30, 2015, and December 31, 2014, the Firm held approximately $1.8 billion and $2.4 billion, respectively, of interests in nonconsolidated agency re-securitization entities, and $2 million and $36 million, respectively, of senior and subordinated interests in nonconsolidated private-label re-securitization entities. See the table on page 151 of this Note for further information on interests held in nonconsolidated securitizations.
Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, see Note 16 of JPMorgan Chase’s 2014 Annual Report.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper, including commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $6.1 billion and $5.7 billion of the commercial paper issued by the Firm-administered multi-seller conduits at September 30, 2015, and December 31, 2014, respectively, which was eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. The Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm to the multi-seller conduits have been eliminated in consolidation. Unfunded lending-related commitments made to clients of the Firm-administered multi-seller conduits were $6.9 billion and $9.9 billion at September 30, 2015, and December 31, 2014, and are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 21.
VIEs associated with investor intermediation activities
Municipal bond vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with municipal bond vehicles, see Note 16 of JPMorgan Chase’s 2014 Annual Report.

The Firm’s exposure to nonconsolidated municipal bond VIEs at September 30, 2015, and December 31, 2014, including the ratings profile of the VIEs’ assets, was as follows.

(in billions)(a)	Fair value of assets held by VIEs	Liquidity facilities	Excess/(deficit)(b)	Maximum exposure
Nonconsolidated municipal bond vehicles
September 30, 2015	$11.6	$6.5	$5.1	$6.5
December 31, 2014	11.5	6.3	5.2	6.3

	Ratings profile of VIE assets(c)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
	Investment-grade				Noninvestment- grade
(in billions, except where otherwise noted)(a)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below
September 30, 2015	2.7	8.2	0.7	—	—	11.6	4.7
December 31, 2014	2.7	8.4	0.4	—	—	11.5	4.9

(a)	Includes municipal bond VIEs sponsored by third parties, but where the Firm provides the liquidity facility and serves as the remarketing agent.

(b)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(c)	The ratings scale is presented on an S&P-equivalent basis.

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

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of September 30, 2015, and December 31, 2014.

	Assets				Liabilities
September 30, 2015 (in billions)(a)	Trading assets	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$46.7	$0.7	$47.4	$30.1	$—	$30.1
Firm-administered multi-seller conduits	—	19.0	—	19.0	13.0	—	13.0
Municipal bond vehicles	2.7	—	—	2.7	2.6	—	2.6
Mortgage securitization entities(b)	1.2	1.4	—	2.6	0.9	0.7	1.6
Student loan securitization entities	0.1	2.0	0.1	2.2	1.9	—	1.9
Other	0.2	—	1.3	1.5	0.2	0.1	0.3
Total	$4.2	$69.1	$2.1	$75.4	$48.7	$0.8	$49.5

	Assets				Liabilities
December 31, 2014 (in billions)(a)	Trading assets	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$48.3	$0.7	$49.0	$31.2	$—	$31.2
Firm-administered multi-seller conduits	—	17.7	0.1	17.8	12.0	—	12.0
Municipal bond vehicles	5.3	—	—	5.3	4.9	—	4.9
Mortgage securitization entities(b)	3.3	0.7	—	4.0	2.1	0.8	2.9
Student loan securitization entities	0.2	2.2	—	2.4	2.1	—	2.1
Other	0.3	—	1.0	1.3	0.1	0.1	0.2
Total	$9.1	$68.9	$1.8	$79.8	$52.4	$0.9	$53.3

(a)	Excludes intercompany transactions which were eliminated in consolidation.

(b)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(c)	Includes assets classified as cash, AFS securities, and other assets within the Consolidated balance sheets.

(d)
The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(e)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $33.2 billion and $35.4 billion at September 30, 2015, and December 31, 2014, respectively. The maturities of the long-term beneficial interests as of September 30, 2015, were as follows: $5.0 billion under one year, $23.8 billion between one and five years, and $4.4 billion over five years.

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

Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and nine months ended September 30, 2015 and 2014, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved based on the accounting rules in effect at the time of the securitization.

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
(in millions)(a)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$971	$2,982	$484	$3,101	$2,663	$9,033	$1,144	$7,740
All cash flows during the period:
Proceeds from new securitizations(b)	$972	$2,995	$484	$3,141	$2,674	$9,053	$1,147	$7,849
Servicing fees collected	129	—	142	1	409	2	418	3
Purchases of previously transferred financial assets (or the underlying collateral)(c)	1	—	52	—	2	—	119	—
Cash flows received on interests	122	172	43	56	308	379	128	515

(a)	Excludes re-securitization transactions.

(b)
For the three and nine months ended September 30, 2015, $913 million and $2.6 billion, respectively, of proceeds from residential mortgage securitizations were received as securities classified in level 2 and $59 million of proceeds classified as level 3 of the fair value hierarchy. For the three and nine months ended September 30, 2015, $3.0 billion and $9.0 billion, respectively, of proceeds from commercial mortgage securitizations were received as securities classified in level 2 and $5 million and $43 million, respectively, of proceeds classified as level 3 of the fair value hierarchy. For the three and nine months ended September 30, 2014, $484 million and $1.1 billion of proceeds from residential mortgage securitizations were received as securities classified in level 2 and zero and $21 million of proceeds classified as level 3 of the fair value hierarchy, respectively. For the three and nine months ended September 30, 2014, $3.1 billion and $7.4 billion, respectively, of proceeds from commercial mortgage securitizations were received as securities classified in level 2 and zero and $130 million of proceeds classified as level 3 of the fair value hierarchy, and zero and $280 million of proceeds from commercial mortgage securitization were received as cash. All loans transferred into securitization vehicles during the three and nine months ended September 30, 2015 and 2014, were classified as trading assets; changes in fair value were recorded in principal transactions revenue, and there were no significant gains or losses associated with the securitization activity.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Carrying value of loans sold(a)	$11,394	$12,396	$34,193	$38,919
Proceeds received from loan sales as cash	139	77	238	166
Proceeds from loans sales as securities(b)	11,170	12,250	33,758	38,446
Total proceeds received from loan sales(c)	$11,309	$12,327	$33,996	$38,612
Gains on loan sales(d)	$61	$86	$238	$205

(a)	Predominantly to the GSEs and in securitization transactions pursuant to Ginnie Mae guidelines.

(b)	Predominantly includes securities from the GSEs and Ginnie Mae that are generally sold shortly after receipt.

(c)	Excludes the value of MSRs retained upon the sale of loans. Gains on loan sales include the value of MSRs.

(d)	The carrying value of the loans accounted for at fair value approximated the total proceeds received upon loan sale.

Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 21, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies under certain arrangements. The Firm typically elects to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated balance sheets as a loan with a corresponding liability. As of September 30, 2015, and December 31,

2014, the Firm had recorded on its Consolidated balance sheets $11.3 billion and $12.4 billion, respectively, of loans that either had been repurchased or for which the Firm had an option to repurchase. Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools. Additionally, real estate owned resulting from voluntary repurchases of loans was $327 million and $464 million as of September 30, 2015, and December 31, 2014, respectively. Substantially all of these loans and real estate owned are insured or guaranteed by U.S. government agencies. For additional information, refer to Note 13 of this Form 10-Q and Note 14 of JPMorgan Chase’s 2014 Annual Report.

Loan delinquencies and liquidation losses
The table below includes information about components of nonconsolidated securitized financial assets, in which the Firm has continuing involvement, and delinquencies as of September 30, 2015, and December 31, 2014, respectively; and liquidation losses for the three and nine months ended September 30, 2015 and 2014, respectively.

					Liquidation losses
	Securitized assets		90 days past due		Three months ended September 30,		Nine months ended September 30,
(in millions)	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	2015	2014	2015	2014
Securitized loans(a)
Residential mortgage:
Prime / Alt-A & Option ARMs	$73,779	$78,294	$9,481	$11,363	$486	$465	$1,402	$1,722
Subprime	23,300	25,659	5,730	6,473	380	353	1,105	1,556
Commercial and other	87,369	94,438	1,580	1,522	211	471	350	1,113
Total loans securitized(b)	$184,448	$198,391	$16,791	$19,358	$1,077	$1,289	$2,857	$4,391

(a)
Total assets held in securitization-related SPEs were $239.5 billion and $254.3 billion, respectively, at September 30, 2015, and December 31, 2014. The $184.4 billion and $198.4 billion, respectively, of loans securitized at September 30, 2015, and December 31, 2014, excluded: $53.3 billion and $52.2 billion, respectively, of securitized loans in which the Firm has no continuing involvement, and $1.8 billion and $3.7 billion, respectively, of loan securitizations consolidated on the Firm’s Consolidated balance sheets at September 30, 2015, and December 31, 2014.

(b)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

Note 16 – Goodwill and other intangible assets
For a discussion of the accounting policies related to goodwill and other intangible assets, see Note 17 of JPMorgan Chase’s 2014 Annual Report.
The following table presents goodwill attributed to the business segments.

(in millions)	September 30, 2015	December 31, 2014
Consumer & Community Banking	$30,851	$30,941
Corporate & Investment Bank	6,771	6,780
Commercial Banking	2,861	2,861
Asset Management	6,922	6,964
Corporate	—	101
Total goodwill	$47,405	$47,647
The following table presents changes in the carrying amount of goodwill.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015		2014
Balance at beginning of period	$47,476	$48,110	$47,647		$48,081
Changes during the period from:
Business combinations	8	6	25		24
Dispositions	—	(1)	(101)	(b)	(1)
Other(a)	(79)	(145)	(166)		(134)
Balance at September 30,	$47,405	$47,970	$47,405		$47,970

(a)
Includes foreign currency translation adjustments and other tax-related adjustments, and, during the three and nine months ended September 30, 2014, goodwill impairment associated with the Firm’s Private Equity business of $68 million.

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
Goodwill was not impaired at September 30, 2015, or December 31, 2014, nor was goodwill written off due to impairment during the nine months ended September 30, 2015.
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
The following table summarizes MSR activity for the three and nine months ended September 30, 2015 and 2014.

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2015	2014	2015	2014
Fair value at beginning of period	$7,571	$8,347	$7,436	$9,614
MSR activity:
Originations of MSRs	147	148	447	518
Purchase of MSRs	(4)	3	435	9
Disposition of MSRs(a)	—	11	(375)	(175)
Net additions	143	162	507	352

Changes due to collection/realization of expected cash flows(b)	(233)	(216)	(677)	(702)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(c)	(677)	(101)	(338)	(832)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	(76)	44	(103)	33
Discount rates	—	—	(10)	(459)	(g)
Prepayment model changes and other(d)	(12)	—	(99)	230
Total changes in valuation due to other inputs and assumptions	(88)	44	(212)	(196)
Total changes in valuation due to inputs and assumptions(b)	(765)	(57)	(550)	(1,028)
Fair value at September 30,(e)	$6,716	$8,236	$6,716	$8,236

Change in unrealized gains/(losses) included in income related to MSRs held at September 30,	$(765)	$(57)	$(550)	$(1,028)
Contractual service fees, late fees and other ancillary fees included in income	$634	$701	$1,945	$2,189
Third-party mortgage loans serviced at September 30, (in billions)	$706	$771	$706	$771
Net servicer advances at September 30, (in billions)(f)	$6.6	$8.6	$6.6	$8.6

(a)
For the nine months ended September 30, 2014, predominantly represents excess MSRs transferred to agency-sponsored trusts in exchange for stripped mortgage-backed securities (“SMBS”). In each transaction, a portion of the SMBS was acquired by third parties at the transaction date; the Firm acquired and has retained the remaining balance of those SMBS as trading securities. Also includes sales of MSRs for the three months ended September 30, 2014 and nine months ended September 30, 2015 and 2014.

(b)
Included changes related to commercial real estate of $(1) million and $(1) million for the three months ended September 30, 2015 and 2014, respectively, and $(3) million and $(5) million for the nine months ended September 30, 2015 and 2014, respectively.

(c)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(d)	Represents changes in prepayments other than those attributable to changes in market interest rates.

(e)	Included $7 million and $13 million related to commercial real estate at September 30, 2015 and 2014, respectively.

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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
CCB mortgage fees and related income

Net production revenue	$176	$253	$646	$865

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	648	787	2,104	2,524
Changes in MSR asset fair value due to collection/realization of expected cash flows	(232)	(214)	(674)	(696)
Total operating revenue	416	573	1,430	1,828
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(677)	(101)	(338)	(831)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(88)	44	(212)	(196)
Change in derivative fair value and other	642	133	429	1,040
Total risk management	(123)	76	(121)	13
Total net mortgage servicing revenue	293	649	1,309	1,841

Total CCB mortgage fees and related income	469	902	1,955	2,706

All other	—	1	2	2
Mortgage fees and related income	$469	$903	$1,957	$2,708

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at September 30, 2015, and December 31, 2014, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Sep 30, 2015	Dec 31, 2014
Weighted-average prepayment speed assumption (“CPR”)	10.19%	9.80%
Impact on fair value of 10% adverse change	$(297)	$(337)
Impact on fair value of 20% adverse change	(571)	(652)
Weighted-average option adjusted spread	9.09%	9.43%
Impact on fair value of 100 basis points adverse change	$(265)	$(300)
Impact on fair value of 200 basis points adverse change	(510)	(578)
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
Other intangible assets
For information regarding other intangible assets, see Note 17 of JPMorgan Chase’s 2014 Annual Report.

Note 17 – Deposits
For further discussion on deposits, see Note 19 of JPMorgan Chase’s 2014 Annual Report.
At September 30, 2015, and December 31, 2014, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	September 30, 2015	December 31, 2014
U.S. offices
Noninterest-bearing	$404,984	$437,558
Interest-bearing:
Demand(a)	77,092	90,319
Savings(b)	469,990	466,730
Time (included $9,497 and $7,501 at fair value)(c)	76,932	86,301
Total interest-bearing deposits	624,014	643,350
Total deposits in U.S. offices	1,028,998	1,080,908
Non-U.S. offices
Noninterest-bearing	20,174	19,078
Interest-bearing:
Demand	171,290	217,011
Savings	1,742	2,673
Time (included $1,565 and $1,306 at fair value)(c)	50,902	43,757
Total interest-bearing deposits	223,934	263,441
Total deposits in non-U.S. offices	244,108	282,519
Total deposits	$1,273,106	$1,363,427

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4 of JPMorgan Chase’s 2014 Annual Report.

Note 18 – Earnings per share
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 24 of JPMorgan Chase’s 2014 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2015 and 2014.

(in millions, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic earnings per share
Net income	$6,804	$5,565	$19,008	$16,814
Less: Preferred stock dividends	393	304	1,097	799
Net income applicable to common equity	6,411	5,261	17,911	16,015
Less: Dividends and undistributed earnings allocated to participating securities	141	133	413	427
Net income applicable to common stockholders	$6,270	$5,128	$17,498	$15,588

Total weighted-average basic shares outstanding	3,694.4	3,755.4	3,709.2	3,774.4
Net income per share	$1.70	$1.37	$4.72	$4.13

Diluted earnings per share
Net income applicable to common stockholders	$6,270	$5,128	$17,498	$15,588
Total weighted-average basic shares outstanding	3,694.4	3,755.4	3,709.2	3,774.4
Add: Employee stock options, SARs and warrants(a)	31.2	33.3	33.0	33.9
Total weighted-average diluted shares outstanding(b)	3,725.6	3,788.7	3,742.2	3,808.3
Net income per share	$1.68	$1.35	$4.68	$4.09

(a)
Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans. The aggregate number of shares issuable upon the exercise of such options was not material for the three and nine months ended September 30, 2015; and 1 million for each of the three and nine months ended September 30, 2014.

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

As of or for the three months ended September 30, 2015	Unrealized gains/(losses) on investment securities(a)	Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at July 1, 2015	$3,443	$(154)	$62	$(2,249)	$1,102
Net change	(291)	(5)	(106)	51	(351)
Balance at September 30, 2015	$3,152	$(159)	$(44)	$(2,198)	$751

As of or for the three months ended September 30, 2014	Unrealized gains/(losses) on investment securities(a)	Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at July 1, 2014	$4,867	$(126)	$(12)	$(1,291)	$3,438
Net change	(141)	3	(58)	24	(172)
Balance at September 30, 2014	$4,726	$(123)	$(70)	$(1,267)	$3,266

As of or for the nine months ended September 30, 2015	Unrealized gains/(losses) on investment securities(a)	Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2015	$4,773	$(147)	$(95)	$(2,342)	$2,189
Net change	(1,621)	(12)	51	144	(1,438)
Balance at September 30, 2015	$3,152	$(159)	$(44)	$(2,198)	$751

As of or for the nine months ended September 30, 2014	Unrealized gains/(losses) on investment securities(a)	Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2014	$2,798	$(136)	$(139)	$(1,324)	$1,199
Net change	1,928	13	69	57	2,067
Balance at September 30, 2014	$4,726	$(123)	$(70)	$(1,267)	$3,266

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

The following table presents the pretax and after-tax changes in the components of other comprehensive income/(loss).

	2015			2014
Three months ended September 30, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(430)	$160	$(270)	$(283)	$146	$(137)
Reclassification adjustment for realized (gains)/losses included in net income(a)	(33)	12	(21)	(6)	2	(4)
Net change	(463)	172	(291)	(289)	148	(141)
Translation adjustments:
Translation(b)	(912)	340	(572)	(1,133)	416	(717)
Hedges(b)	908	(341)	567	1,185	(465)	720
Net change	(4)	(1)	(5)	52	(49)	3
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(175)	66	(109)	(66)	27	(39)
Reclassification adjustment for realized (gains)/losses included in net income(c)	5	(2)	3	(31)	12	(19)
Net change	(170)	64	(106)	(97)	39	(58)
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	—	—	—	(1)	—	(1)
Reclassification adjustments included in net income(d):
Amortization of net loss	71	(27)	44	18	(8)	10
Prior service costs/(credits)	(9)	3	(6)	(10)	4	(6)
Foreign exchange and other	20	(7)	13	34	(13)	21
Net change	82	(31)	51	41	(17)	24
Total other comprehensive income/(loss)	$(555)	$204	$(351)	$(293)	$121	$(172)

	2015			2014
Nine months ended September 30, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(2,548)	$1,008	$(1,540)	$3,116	$(1,158)	$1,958
Reclassification adjustment for realized (gains)/losses included in net income(a)	(129)	48	(81)	(48)	18	(30)
Net change	(2,677)	1,056	(1,621)	3,068	(1,140)	1,928
Translation adjustments:
Translation(b)	(1,645)	601	(1,044)	(761)	274	(487)
Hedges(b)	1,651	(619)	1,032	823	(323)	500
Net change	6	(18)	(12)	62	(49)	13
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(104)	38	(66)	149	(60)	89
Reclassification adjustment for realized (gains)/losses included in net income(c)(e)	187	(70)	117	(33)	13	(20)
Net change	83	(32)	51	116	(47)	69
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	101	(39)	62	87	(34)	53
Reclassification adjustments included in net income(d):
Amortization of net loss	212	(80)	132	55	(23)	32
Prior service costs/(credits)	(27)	10	(17)	(32)	13	(19)
Foreign exchange and other	20	(53)	(33)	15	(24)	(9)
Net change	306	(162)	144	125	(68)	57
Total other comprehensive income/(loss)	$(2,282)	$844	$(1,438)	$3,371	$(1,304)	$2,067

(a)	The pretax amount is reported in securities gains in the Consolidated statements of income.

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
Under the Basel Committee's most recent capital framework (“Basel III”) for large and internationally active U.S. bank holding companies and banks, including the Firm and its insured depository institution (“IDI”) subsidiaries, revised, among other things, the definition of capital and introduced a new common equity Tier 1 capital (“CET1 capital”) requirement; presents two comprehensive methodologies for calculating risk-weighted assets (“RWA”), a general (Standardized) approach, which replaced Basel I RWA effective January 1, 2015, (“Basel III Standardized”) and an advanced approach, which replaced Basel II RWA (“Basel III Advanced”); and sets out minimum capital ratios and overall capital adequacy standards. Certain of the requirements of Basel III are subject to phase-in periods that began on January 1, 2014 and continue through the end of 2018 (“Basel III Transitional”).
There are three categories of risk-based capital under the Basel III Transitional rules: CET1 capital, as well as Tier 1 capital and Tier 2 capital. CET1 capital predominantly includes common stockholders’ equity (including capital for AOCI related to debt and equity securities classified as AFS as well as for defined benefit pension and OPEB plans), less certain deductions for goodwill, MSRs and deferred tax assets that arise from net operating loss (“NOL”) and tax credit carryforwards. Tier 1 capital predominantly consists of CET1 capital as well as perpetual preferred stock. Tier 2 capital includes long-term debt qualifying as Tier 2 and qualifying allowance for credit losses. Total capital is Tier 1 capital plus Tier 2 capital.
Beginning July 21, 2015, the Volcker Rule provisions regarding the prohibitions against proprietary trading and holding ownership interests in or sponsoring “covered funds” became effective. The deduction from Basel III Tier 1 capital associated with the permissible holdings of covered funds acquired after December 31, 2013 was not material as of September 30, 2015.

The following tables present the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant national bank subsidiaries under both Basel III Standardized Transitional and Basel III Advanced Transitional.

	JPMorgan Chase & Co.(e)
	Basel III Standardized Transitional			Basel III Advanced Transitional
(in millions, except ratios)	Sep 30, 2015		Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
Regulatory capital
CET1 capital	$173,577		$164,426	$173,577	$164,426
Tier 1 capital(a)	199,222		186,294	199,222	186,294
Total capital	234,462		221,225	223,962	210,684

Assets
Risk-weighted	1,503,370	(f)	1,472,602	1,502,685	1,608,240
Adjusted average(b)	2,375,809		2,465,414	2,375,809	2,465,414

Capital ratios(c)
CET1	11.5%		11.2%	11.6%	10.2%
Tier 1(a)	13.3		12.7	13.3	11.6
Total	15.6		15.0	14.9	13.1
Tier 1 leverage(d)	8.4		7.6	8.4	7.6

	JPMorgan Chase Bank, N.A.(e)
	Basel III Standardized Transitional			Basel III Advanced Transitional
(in millions, except ratios)	Sep 30, 2015		Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
Regulatory capital
CET1 capital	$166,636		$156,567	$166,636	$156,567
Tier 1 capital(a)	166,900		156,891	166,900	156,891
Total capital	181,404		173,328	174,626	166,331

Assets
Risk-weighted	1,287,699	(f)	1,230,358	1,260,657	1,330,175
Adjusted average(b)	1,920,310		1,968,131	1,920,310	1,968,131

Capital ratios(c)
CET1	12.9%		12.7%	13.2%	11.8%
Tier 1(a)	13.0		12.8	13.2	11.8
Total	14.1		14.1	13.9	12.5
Tier 1 leverage(d)	8.7		8.0	8.7	8.0

	Chase Bank USA, N.A.(e)
	Basel III Standardized Transitional			Basel III Advanced Transitional
(in millions, except ratios)	Sep 30, 2015		Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
Regulatory capital
CET1 capital	$15,256		$14,556	$15,256	$14,556
Tier 1 capital(a)	15,256		14,556	15,256	14,556
Total capital	21,201		20,517	19,906	19,206

Assets
Risk-weighted	101,533	(f)	103,468	149,813	157,565
Adjusted average(b)	133,525		128,111	133,525	128,111

Capital ratios(c)
CET1	15.0%		14.1%	10.2%	9.2%
Tier 1(a)	15.0		14.1	10.2	9.2
Total	20.9		19.8	13.3	12.2
Tier 1 leverage(d)	11.4		11.4	11.4	11.4

(a)
At September 30, 2015, trust preferred securities included in Basel III Tier 1 capital were $999 million and $420 million for JPMorgan Chase and JPMorgan Chase Bank, N.A., respectively. At September 30, 2015, Chase Bank USA, N.A. had no trust preferred securities.

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

(f)	Effective January 1, 2015, the Basel III definition of the Standardized RWA became effective. Prior measures of Basel III Standardized RWA were calculated under Basel I and 2.5 rules.

Note:
Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $111 million and $130 million at September 30, 2015, and December 31, 2014, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $3.0 billion and $2.7 billion at September 30, 2015, and December 31, 2014, respectively.

Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios of CET1 (beginning January 1, 2015), Tier 1 and Total capital to risk-weighted assets, as well as a minimum leverage ratio (which is defined as Tier 1 capital divided by adjusted quarterly average assets). Failure to meet these minimum requirements could cause the Federal Reserve to take action. National bank subsidiaries also are subject to these capital requirements by their respective primary regulators. The following table presents the minimum ratios to which the Firm and its national bank subsidiaries are subject as of September 30, 2015.

	Minimum capital ratios(a)	Well-capitalized ratios(b)
Capital ratios
CET1	4.5%	6.5%
Tier 1	6.0	8.0
Total	8.0	10.0	(c)
Tier 1 leverage	4.0	5.0

(a)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and its national bank subsidiaries are subject.

(b)
Represents requirements for bank subsidiaries pursuant to regulations issued under the FDIC Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(c)	Represents requirements for bank holding companies pursuant to regulations issued by the Federal Reserve.
As of September 30, 2015, and December 31, 2014, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

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

To provide for probable credit losses inherent in wholesale and certain consumer lending-related commitments, an allowance for credit losses on lending-related commitments is maintained. See Note 14 for further information regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at September 30, 2015, and December 31, 2014. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(j)
	September 30, 2015					Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$1,632	$4,082	$835	$4,312	$10,861	$11,807	$—	$—
Home equity – junior lien	2,604	4,782	793	4,208	12,387	14,859	—	—
Prime mortgage(a)	13,959	—	—	—	13,959	8,579	—	—
Auto	8,380	1,416	165	25	9,986	10,462	2	2
Business banking	10,998	781	90	489	12,358	11,894	12	11
Student and other	8	4	—	442	454	552	—	—
Total consumer, excluding credit card	37,581	11,065	1,883	9,476	60,005	58,153	14	13
Credit card	526,433	—	—	—	526,433	525,963	—	—
Total consumer(b)	564,014	11,065	1,883	9,476	586,438	584,116	14	13
Wholesale:
Other unfunded commitments to extend credit(c)(d)	70,201	77,449	110,713	6,710	265,073	272,676	386	374
Standby letters of credit and other financial guarantees(c)(d)(e)	23,666	26,670	33,421	1,511	85,268	89,874	774	788
Other letters of credit(c)	3,362	586	59	—	4,007	4,331	1	1
Total wholesale(f)(g)	97,229	104,705	144,193	8,221	354,348	366,881	1,161	1,163
Total lending-related	$661,243	$115,770	$146,076	$17,697	$940,786	$950,997	$1,175	$1,176
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(h)	$184,227	$—	$—	$—	$184,227	$171,059	$—	$—
Derivatives qualifying as guarantees	1,421	441	11,337	38,990	52,189	53,589	258	80
Unsettled reverse repurchase and securities borrowing agreements	56,525	—	—	—	56,525	40,993	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	184	275
Loans sold with recourse	NA	NA	NA	NA	4,685	6,063	89	102
Other guarantees and commitments(i)	1,429	1,556	2,206	1,619	6,810	5,720	(101)	(121)

(a)	Includes certain commitments to purchase loans from correspondents.

(b)	Predominantly all consumer lending-related commitments are in the U.S.

(c)
At September 30, 2015, and December 31, 2014, reflects the contractual amount net of risk participations totaling $321 million and $243 million, respectively, for other unfunded commitments to extend credit; $11.7 billion and $13.0 billion, respectively, for standby letters of credit and other financial guarantees; and $409 million and $469 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(d)
At September 30, 2015, and December 31, 2014, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other non-profit entities of $13.0 billion and $14.8 billion, respectively, within other unfunded commitments to extend credit; and $10.0 billion and $13.3 billion, respectively, within standby letters of credit and other financial guarantees. Other unfunded commitments to extend credit also include liquidity facilities to nonconsolidated municipal bond VIEs; for further information, see Note 15.

(e)	At September 30, 2015, and December 31, 2014, included commitments that could be utilized for standby letters of credit commitments of $45.1 billion and $45.6 billion, respectively.

(f)	At September 30, 2015, and December 31, 2014, the U.S. portion of the contractual amount of total wholesale lending-related commitments was 77% and 73%, respectively.

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

(h)
At September 30, 2015, and December 31, 2014, collateral held by the Firm in support of securities lending indemnification agreements was $190.3 billion and $177.1 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(i)
At September 30, 2015, and December 31, 2014, included unfunded commitments of $57 million and $147 million, respectively, to third-party private equity funds; and $1.4 billion and $961 million, at September 30, 2015, and December 31, 2014, respectively, to other equity investments. These commitments included $53 million and $150 million, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3. In addition, at September 30, 2015, and December 31, 2014, included letters of credit hedged by derivative transactions and managed on a market risk basis of $4.6 billion and $4.5 billion, respectively.

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
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged finance activities, which were $30.3 billion and $23.4 billion at September 30, 2015, and December 31, 2014, respectively.
The Firm acts as a settlement and custody bank in the U.S. tri-party repurchase transaction market. In its role as settlement and custody bank, the Firm is exposed to the intra-day credit risk of its cash borrower clients, usually broker-dealers. This exposure arises under secured clearance advance facilities that the Firm extends to its clients (i.e. cash borrowers); these facilities contractually limit the Firm’s intra-day credit risk to the facility amount and must be repaid by the end of the day. As of September 30, 2015, and December 31, 2014, the secured clearance advance facility maximum outstanding commitment amount was $10.9 billion and $12.6 billion, respectively.

Guarantees
The Firm considers the following off–balance sheet lending-related arrangements to be guarantees under U.S. GAAP: standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 29 of JPMorgan Chase’s 2014 Annual Report. The recorded amounts of the liabilities related to guarantees and indemnifications at September 30, 2015, and December 31, 2014, excluding the allowance for credit losses on lending-related commitments, are discussed below.
Standby letters of credit and other financial guarantees
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $775 million and $789 million at September 30, 2015, and December 31, 2014, respectively, which were classified in accounts payable and other liabilities on the Consolidated balance sheets; these carrying values included $335 million and $235 million, respectively, for the allowance for lending-related commitments, and $440 million and $554 million, respectively, for the guarantee liability and corresponding asset.

The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of September 30, 2015, and December 31, 2014.
Standby letters of credit, other financial guarantees and other letters of credit

	September 30, 2015		December 31, 2014
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$60,841	$3,362	$66,856	$3,476
Noninvestment-grade(a)	24,427	645	23,018	855
Total contractual amount	$85,268	$4,007	$89,874	$4,331
Allowance for lending-related commitments	$334	$1	$234	$1
Commitments with collateral	36,148	1,126	39,726	1,509

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, see Note 29 of JPMorgan Chase’s 2014 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $52.2 billion and $53.6 billion at September 30, 2015, and December 31, 2014, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value contracts is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $28.2 billion and $27.5 billion at September 30, 2015, and December 31, 2014, respectively, and the maximum exposure to loss was $3.0 billion and $2.9 billion at September 30, 2015, and December 31, 2014. The fair values of the contracts reflect the probability of whether the Firm will be required to perform under the contract. The fair value related to derivatives that the Firm deems to be guarantees were derivative payables of $279 million and $102 million and derivative receivables of $21 million and $22 million at September 30, 2015, and December 31, 2014, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
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
For additional information, see Note 29 of JPMorgan Chase’s 2014 Annual Report.

The following table summarizes the change in the mortgage repurchase liability for each of the periods presented.

Summary of changes in mortgage repurchase liability
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Repurchase liability at beginning of period	$231	$436	$275	$681
Net realized gains/(losses)(a)	1	17	18	36
(Benefit)/provision for repurchase(b)	(48)	(62)	(109)	(326)
Repurchase liability at end of period	$184	$391	$184	$391

(a)
Presented net of third-party recoveries and include principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. Make-whole settlements were $2 million and $5 million for the three months ended September 30, 2015 and 2014, respectively, and $6 million and $8 million for the nine months ended September 30, 2015 and 2014, respectively.

(b)
Included a provision related to new loan sales of $1 million for each of the three months ended September 30, 2015 and 2014, and $3 million for each of the nine months ended September 30, 2015 and 2014.

Private label securitizations
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves.
For additional information regarding litigation, see Note 23 of this Form 10-Q and Note 31 of JPMorgan Chase’s 2014 Annual Report.
Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At September 30, 2015, and December 31, 2014, the unpaid principal balance of loans sold with recourse totaled $4.7 billion and $6.1 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, was $89 million and $102 million at September 30, 2015, and December 31, 2014, respectively.

Note 22 – Pledged assets and collateral
For a discussion of the Firm’s pledged assets and collateral, see Note 30 of JPMorgan Chase’s 2014 Annual Report.
Pledged assets
The Firm may pledge financial assets that it owns to maintain potential borrowing capacity with central banks and for other purposes, including to secure borrowings and public deposits, and to collateralize repurchase and other securities financing agreements. Certain of these pledged assets may be sold or repledged by the secured parties and are identified as financial assets owned (pledged to various parties) on the Consolidated balance sheets. At September 30, 2015, and December 31, 2014, the Firm had pledged assets of $364.7 billion and $324.5 billion, respectively, at Federal Reserve Banks and Federal Home Loan Banks (“FHLBs”). In addition, as of September 30, 2015, and December 31, 2014, the Firm had pledged $51.8 billion and $60.1 billion, respectively, of financial assets that may not be sold or repledged by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 15 for additional information on assets and liabilities of consolidated VIEs. For additional information on the Firm’s securities financing activities, see Note 12. For additional information on the Firm’s long-term debt, see Note 21 of JPMorgan Chase’s 2014 Annual Report.
Collateral
At September 30, 2015, and December 31, 2014, the Firm had accepted financial assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of $781.8 billion and $761.7 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, $636.7 billion and $596.8 billion, respectively, were sold or repledged, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales and to collateralize deposits and derivative agreements.

Note 23 – Litigation
Contingencies
As of September 30, 2015, the Firm and its subsidiaries are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $5.0 billion at September 30, 2015. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made. Moreover, the Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given the number, variety and varying stages of the proceedings (including the fact that many are in preliminary stages), the existence in many such proceedings of multiple defendants (including the Firm) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings, particularly proceedings that could result from government investigations. Accordingly, the Firm’s estimate will change from time to time, and actual losses may vary.
Set forth below are descriptions of the Firm’s material legal proceedings.
Auto Dealer Regulatory Matter. The U.S. Department of Justice (“DOJ”) is investigating potential statistical disparities in markups charged to borrowers of different races and ethnicities by automobile dealers on loans originated by those dealers and purchased by the Firm.
CIO Litigation. The Firm has been sued in a consolidated shareholder class action, a consolidated putative class action brought under the Employee Retirement Income Security Act (“ERISA”) and seven shareholder derivative actions brought in Delaware state court and in New York federal and state courts relating to 2012 losses in the synthetic credit portfolio managed by the Firm’s Chief Investment Office (“CIO”). Six of the shareholder derivative actions have been dismissed, and plaintiffs in four of those actions have appealed the dismissals. One appeal initially was affirmed, but that opinion was subsequently withdrawn and the appeal remains pending.
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
Separately, the Firm and other defendants have entered separate agreements to settle a consolidated putative class action filed in the United States District Court for the Southern District of New York on behalf of purchasers and sellers of CDS. The complaint in this action had alleged that the defendant investment banks and dealers, including the Firm, as well as Markit and/or ISDA, collectively prevented new entrants into the market for exchange-traded CDS products. These settlements are subject to Court approval.
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
Since November 2013, class actions have been filed in the United States District Court for the Southern District of New York against foreign exchange dealers, including the Firm, principally for alleged violations of federal antitrust laws based on an alleged conspiracy to manipulate foreign exchange rates reported on the WM/Reuters service. In March 2014, plaintiffs filed a consolidated amended U.S. class action complaint; two other class actions were brought by non-U.S.-based plaintiffs. The Court denied defendants’

motion to dismiss the U.S. class action and granted the motion to dismiss the two non-U.S. class actions. In January 2015, the Firm entered into a settlement agreement in the U.S. class action. Following this settlement, a number of additional class actions were filed seeking damages for persons who transacted FX futures and options on futures (the “exchanged-based actions”), consumers who purchased foreign currencies at allegedly inflated rates, and participants or beneficiaries of qualified ERISA plans. In July 2015, the plaintiffs in the U.S. class action filed an amended complaint, adding new claims as well as new parties. The Court also consolidated the exchange-based actions into the U.S. class action. The Firm has entered into a revised settlement agreement to resolve the consolidated U.S. class action, and that agreement is subject to Court approval.
In September 2015, two class actions were filed in Canada against the Firm as well as a number of other FX dealers, principally for alleged violations of the Canadian Competition Act based on an alleged conspiracy to fix the prices of currency purchased in the FX market. The first action was filed in the province of Ontario, and seeks to represent all persons in Canada who transacted any FX instrument. The second action seeks to represent only those persons in Quebec who engaged in FX transactions.
General Motors Litigation. JPMorgan Chase Bank, N.A. participated in, and was the Administrative Agent on behalf of a syndicate of lenders on, a $1.5 billion syndicated Term Loan facility (“Term Loan”) for General Motors Corporation (“GM”). In July 2009, in connection with the GM bankruptcy proceedings, the Official Committee of Unsecured Creditors of Motors Liquidation Company (“Creditors Committee”) filed a lawsuit against JPMorgan Chase Bank, N.A., in its individual capacity and as Administrative Agent for other lenders on the Term Loan, seeking to hold the underlying lien invalid based on the filing of a UCC-3 termination statement relating to the Term Loan. In March 2013, the Bankruptcy Court granted JPMorgan Chase Bank, N.A.’s motion for summary judgment and dismissed the Creditors Committee’s complaint on the grounds that JPMorgan Chase Bank, N.A. did not authorize the filing of the UCC-3 termination statement at issue. The Creditors Committee appealed the Bankruptcy Court’s dismissal of its claim to the United States Court of Appeals for the Second Circuit. In January 2015, the Court of Appeals reversed the Bankruptcy Court’s dismissal of the Creditors Committee’s claim and remanded the case to the Bankruptcy Court with instructions to enter partial summary judgment for the Creditors Committee as to the termination statement. Continued proceedings in the Bankruptcy Court are anticipated with respect to, among other things, additional defenses asserted by JPMorgan Chase Bank, N.A. and the value of additional collateral on the Term Loan, which was not the subject of the termination statement. In addition, two purported class actions have been filed by certain Term Loan lenders in federal court in New York against JPMorgan Chase Bank, N.A. and Simpson Thacher & Bartlett LLP, seeking indemnification and asserting claims for breach of contract, gross negligence and fraudulent concealment against JPMorgan Chase Bank, N.A. and claims for malpractice, professional negligence and negligent misrepresentation against Simpson Thacher & Bartlett LLP. In October 2015, the lenders who brought these class actions voluntarily dismissed them without prejudice.
Interchange Litigation. A group of merchants and retail associations filed a series of class action complaints alleging that Visa and MasterCard, as well as certain banks, conspired to set the price of credit and debit card interchange fees, enacted respective rules in violation of antitrust laws, and engaged in tying/bundling and exclusive dealing. The parties have entered into an agreement to settle the cases for a cash payment of $6.1 billion to the class plaintiffs (of which the Firm’s share is approximately 20%) and an amount equal to ten basis points of credit card interchange for a period of eight months to be measured from a date within 60 days of the end of the opt-out period. The agreement also provides for modifications to each credit card network’s rules, including those that prohibit surcharging credit card transactions. In December 2013, the Court issued a decision granting final approval of the settlement. A number of merchants appealed, and oral argument was held in September 2015. Certain merchants and trade associations have also filed a motion with the District Court seeking to set aside the approval of the class settlement on the basis of alleged improper communications between one of MasterCard’s former outside counsel and one of plaintiffs’ outside counsel. That motion remains pending. Certain merchants that opted out of the class settlement have filed actions against Visa and MasterCard, as well as against the Firm and other banks. Defendants’ motion to dismiss those actions was denied in July 2014.
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
Lehman Brothers Bankruptcy Proceedings. In May 2010, Lehman Brothers Holdings Inc. (“LBHI”) and its Official Committee of Unsecured Creditors (the “Committee”) filed a complaint (and later an amended complaint) against JPMorgan Chase Bank, N.A. in the United States Bankruptcy Court for the Southern District of New York that asserts both federal bankruptcy law and state common law claims, and seeks, among other relief, to recover $7.9 billion in collateral (after deducting $700 million of returned collateral) that was transferred to JPMorgan Chase Bank, N.A. in the weeks preceding LBHI’s bankruptcy. The amended complaint also seeks unspecified damages on the grounds that JPMorgan Chase Bank, N.A.’s collateral requests hastened LBHI’s bankruptcy. The Court dismissed certain of the claims in the amended complaint that sought to void the allegedly constructively fraudulent and preferential transfers made to the Firm during September 2008, but did not dismiss the other claims, including claims for duress and fraud. The Firm has filed counterclaims against LBHI alleging that LBHI fraudulently induced the Firm to make large extensions of credit against inappropriate collateral in connection with the Firm’s role as the clearing bank for Lehman Brothers Inc. (“LBI”), LBHI’s broker-dealer subsidiary. These extensions of credit left the Firm with more than $25 billion in claims against the estate of LBI. In September 2015, the District Court, to which the case had been transferred from the Bankruptcy Court, granted summary judgment in favor of JPMorgan Chase Bank, N.A. on most of the remaining claims in the action, including the claims for duress and fraud. The District Court denied the plaintiffs’ motion for summary judgment on certain of their claims and for dismissal of the Firm’s counterclaims. The remaining claims challenge the propriety of the Firm’s post-petition payment, from collateral posted by LBHI, of approximately $1.9 billion of derivatives, repo and securities lending claims.
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
The U.S. dollar LIBOR-related putative class actions and most U.S. dollar LIBOR-related individual actions were consolidated for pre-trial purposes in the United States District Court for the Southern District of New York (“Multi-District Litigation”). In March 2013, the Court granted in part and denied in part the defendants’ motions to dismiss the claims in the three lead putative class actions, dismissing with prejudice the antitrust claims, and permitting certain claims under the Commodity Exchange Act and common law. In September 2013, class plaintiffs in two of the three lead putative class actions filed amended complaints, which defendants moved to dismiss. In June 2014, the Court granted in part and denied in part defendants’ motions to dismiss, further limiting the subset of Commodity Exchange Act and common law claims that may proceed. Plaintiffs in the third putative class action appealed the dismissal of the antitrust claims, and the United States Court of Appeals for the Second Circuit dismissed the appeal for lack of jurisdiction. In January 2015, the United States Supreme Court reversed the decision of the Court of Appeals, holding that plaintiffs have the jurisdictional right to appeal, and remanded the case to the Court of Appeals for further proceedings. Defendants also moved to dismiss certain individual actions in the Multi-District Litigation. In August 2015, the Court granted in part and denied in part defendants’ motions, dismissing various claims, but allowing certain Commodity Exchange Act and common law claims to proceed. Motions to dismiss are pending in three additional putative class actions. Several other individual and class actions remain stayed.
The Firm is one of the defendants in a putative class action alleging manipulation of Euroyen TIBOR and Yen LIBOR which was filed in the United States District Court for the Southern District of New York on behalf of plaintiffs who purchased or sold exchange-traded Euroyen futures and options contracts. In March 2014, the Court granted in part and denied in part the defendants’ motions to dismiss, including dismissal of plaintiff’s antitrust and unjust enrichment claims. Discovery is proceeding in this action. The Firm is also named as one of the defendants in a second putative class action filed on behalf of plaintiffs who transacted in financial instruments allegedly affected by Yen LIBOR or Euroyen TIBOR.
The Firm is one of the defendants in a putative class action filed in the United States District Court for the Southern District of New York relating to the interest rate benchmark EURIBOR. Plaintiff filed an amended complaint in August 2015, which defendants have moved to dismiss. The Firm is also a defendant in a putative class action filed in the United States District Court for the Southern District of New York relating to the interest rate benchmark Swiss franc LIBOR. Defendants have filed a motion to dismiss this action.
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
In addition, a putative class action was brought by investors in certain feeder funds against JPMorgan Chase in the United States District Court for the Southern District of New York, as was a motion by separate potential class plaintiffs to add claims against the Firm and certain subsidiaries to an already pending putative class action in the same court. The allegations in these complaints largely track those previously raised by the court-appointed trustee for Bernard L. Madoff Investment Securities LLC. The District Court dismissed these complaints and the United States Court of Appeals for the Second Circuit affirmed the District Court’s decision. The United States Supreme Court denied plaintiffs’ petition for a writ of certiorari in March 2015. Plaintiffs subsequently served a motion in the Court of Appeals seeking to have the Court reconsider its prior decision in light of another recent appellate decision. That motion remains pending.

The Firm is a defendant in five other Madoff-related individual investor actions pending in New York state court. The allegations in all of these actions are essentially identical, and involve claims against the Firm for, among other things, aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. In August 2014, the Court dismissed all claims against the Firm. Plaintiffs’ appeal of that decision is pending.
A putative class action has been filed in the United States District Court for the District of New Jersey by investors who were net winners (i.e., Madoff customers who had taken more money out of their accounts than had been invested) in Madoff’s Ponzi scheme and were not included in the previous class action settlement. These plaintiffs allege violations of the federal securities law, federal and state racketeering statutes and multiple common law and statutory claims including breach of trust, aiding and abetting embezzlement, unjust enrichment, conversion and commercial bad faith. A similar action has been filed in the United States District Court for the Middle District of Florida, although it is not styled as a class action, and includes a claim pursuant to a Florida statute. The Firm has moved to transfer both the Florida and New Jersey actions to the United States District Court for the Southern District of New York. The Florida court denied the transfer motion, and that decision was subsequently affirmed. The Florida court granted the Firm’s motion to dismiss the case in September 2015 and plaintiffs subsequently filed a notice of appeal. The Firm moved to dismiss the case pending in New York.
Three shareholder derivative actions have also been filed in New York federal and state court against the Firm, as nominal defendant, and certain of its current and former Board members, alleging breach of fiduciary duty in connection with the Firm’s relationship with Bernard Madoff and the alleged failure to maintain effective internal controls to detect fraudulent transactions. The actions seek declaratory relief and damages. All three actions have been dismissed and two are on appeal.
Mortgage-Backed Securities and Repurchase Litigation and Related Regulatory Investigations. JPMorgan Chase and affiliates (together, “JPMC”), Bear Stearns and affiliates (together, “Bear Stearns”) and certain Washington Mutual affiliates (together, “Washington Mutual”) have been named as defendants in a number of cases in their various roles in offerings of mortgage-backed securities (“MBS”). These cases include class action suits on behalf of MBS purchasers, actions by individual MBS purchasers and actions by monoline insurance companies that guaranteed payments of principal and interest for particular tranches of MBS offerings. Following the settlements referred to under “Repurchase Litigation” and “Government Enforcement Investigations and Litigation” below, there are currently pending and tolled investor and monoline insurer claims involving MBS with an original principal balance of approximately $13.2 billion, of which $11.5 billion involves JPMC, Bear Stearns or Washington Mutual as issuer and $1.7 billion involves JPMC, Bear Stearns or Washington

Mutual solely as underwriter. The Firm and certain of its current and former officers and Board members have also been sued in shareholder derivative actions relating to the Firm’s MBS activities, and trustees have asserted or have threatened to assert claims that loans in securitization trusts should be repurchased.
Issuer Litigation – Class Actions. JPMC has reached agreements to settle all pending putative class actions on behalf of purchasers of MBS, although certain of these settlements are subject to court approval.
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
Underwriter Actions. In actions against the Firm involving offerings where the Firm was solely an underwriter of other issuers’ MBS offerings, the Firm has contractual rights to indemnification from the issuers. However, those indemnity rights may prove effectively unenforceable in various situations, such as where the issuers are now defunct. Currently there is one such action pending against the Firm relating to a single offering of another issuer, and in a previously settled action, plaintiffs filed a notice of appeal to contest the District Court’s reduction in the requested award of attorneys’ fees.
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
In addition, the Firm and a group of 21 institutional MBS investors made a binding offer to the trustees of MBS issued by JPMC and Bear Stearns providing for the payment of $4.5 billion and the implementation of certain servicing changes by JPMC, to resolve all repurchase and servicing claims that have been asserted or could have been asserted with respect to 330 MBS trusts issued between 2005 and 2008. The offer does not resolve claims relating to Washington Mutual MBS. The seven trustees (or separate and successor trustees) for this group of 330 trusts have accepted the settlement for 319 trusts in whole or in part and excluded from the settlement 16 trusts in whole or in part. The trustees’ acceptance is subject to a judicial approval proceeding initiated by the trustees and pending in New York state court. Certain investors in some of the trusts for which the settlement has been accepted have intervened in the judicial approval proceeding, challenging the trustees’ acceptance of the settlement. A final hearing date has been scheduled for January 2016. In October 2015, JPMC reached agreements to resolve repurchase and servicing claims of four trusts among the 16 that were previously excluded from the settlement. These agreements are subject to a judicial approval proceeding.
Additional actions have been filed against third-party trustees that relate to loan repurchase and servicing claims involving trusts sponsored by JPMC, Bear Stearns and Washington Mutual.
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
Government Enforcement Investigations and Litigation. The Firm is responding to an ongoing investigation being conducted by DOJ’s Criminal Division and two United States Attorney’s Offices relating to MBS offerings securitized and sold by the Firm and its subsidiaries. The Firm has also received subpoenas and informal requests for information from state authorities concerning the issuance and underwriting of MBS-related matters. The Firm continues to respond to these MBS-related regulatory inquiries.
In addition, the Firm continues to cooperate with investigations by DOJ, including the United States Attorney’s Office for the District of Connecticut, the SEC Division of Enforcement and the Office of the Special Inspector General for the Troubled Asset Relief Program, all of which relate to, among other matters, communications with counterparties in connection with certain secondary market trading in residential and commercial MBS.
The Firm has entered into agreements with a number of entities that purchased MBS that toll applicable limitations periods with respect to their claims, and has settled, and in the future may settle, tolled claims. There is no assurance that the Firm will not be named as a defendant in additional MBS-related litigation.

Mortgage-Related Investigations and Litigation. One shareholder derivative action has been filed in New York Supreme Court against the Firm’s Board of Directors alleging that the Board failed to exercise adequate oversight as to wrongful conduct by the Firm regarding mortgage servicing. In December 2014, the court granted defendants’ motion to dismiss the complaint and plaintiff has appealed.
The Civil Division of the United States Attorney’s Office for the Southern District of New York is conducting an investigation concerning the Firm’s compliance with the Fair Housing Act and Equal Credit Opportunity Act (“ECOA”) in connection with its mortgage lending practices. In addition, three municipalities and a school district have commenced litigation against the Firm alleging violations of an unfair competition law and of the Fair Housing Act and ECOA and seeking statutory damages for the unfair competition claim, and, for the Fair Housing Act and ECOA claims, damages in the form of lost tax revenue and increased municipal costs associated with foreclosed properties. One of the municipal actions and the school district action were dismissed with prejudice, and motions to dismiss are pending in the remaining actions.
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
In addition, the administrator of Parmalat commenced five civil actions against JPMorgan Chase entities including: two claw-back actions; a claim relating to bonds issued by Parmalat in which it is alleged that JPMorgan Chase kept Parmalat “artificially” afloat and delayed the declaration of insolvency; and similar allegations in two claims relating to derivatives transactions. The Firm has entered into an agreement to settle these actions.
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
Proprietary Products Investigations and Litigation. The Firm has received information requests, subpoenas and related inquiries from the SEC, the CFTC and other government authorities regarding client disclosure concerning conflicts associated with the Firm’s sale and use of proprietary products, such as J.P. Morgan mutual funds, in the Firm’s wealth management businesses and the U.S. Private Bank’s disclosures concerning the use of hedge funds that pay placement agent fees to JPMorgan Chase broker-dealer affiliates. The Firm continues to cooperate with the investigations and is currently engaged in resolution discussions with the SEC and the CFTC. There is no assurance that such discussions will result in settlements. A putative class action was filed in the United States District Court for the Northern District of Illinois on behalf of financial advisory clients from 2007 to the present whose funds were invested in proprietary funds and who were charged investment management fees. The Court granted the Firm’s motion to dismiss. Plaintiffs’ appeal of the dismissal is pending.
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
Sworn Documents, Debt Sales and Collection Litigation Practices. In July 2015, the Firm announced a series of settlements with the Consumer Financial Protection Bureau (“CFPB”) and 47 state Attorneys General (and the District of Columbia) regarding practices involving credit card collections litigation (including with respect to sworn documents) and the sale of consumer credit card debt. Under the settlements, the Firm agreed to pay $96 million to the state Attorneys General (as well as $11 million for investigative costs) and $30 million to the CFPB.  The Office of the Comptroller of the Currency also imposed a $30 million civil money penalty on the Firm arising out of its 2013 Consent Order covering the same matters. Under the settlements, the Firm will also complete remediation of affected consumers. The California and Mississippi state Attorneys General filed separate civil actions against the Firm alleging violations of law relating to debt collection practices. In October 2015, the Firm reached a settlement with the California state Attorney General, agreeing to pay $50 million and to complete a remediation of affected customers. This settlement is subject to court approval. The Mississippi case remains pending.
Washington Mutual Litigations. Proceedings related to Washington Mutual’s failure are pending before the United States District Court for the District of Columbia and include a lawsuit brought by Deutsche Bank National Trust Company, initially against the FDIC and amended to include JPMorgan Chase Bank, N.A. as a defendant, asserting an estimated $6 billion to $10 billion in damages based upon alleged breaches of certain representations and warranties given by certain Washington Mutual affiliates in connection with mortgage securitization agreements. The case includes assertions that JPMorgan Chase Bank, N.A. may have assumed liabilities for the alleged breaches of representations and warranties in the mortgage securitization agreements. In June 2015, the court ruled in favor of JPMorgan Chase Bank, N.A. on the question of whether the Firm or the FDIC bears responsibility for

Washington Mutual Bank’s repurchase obligations, holding that JPMorgan Chase Bank, N.A. assumed only those liabilities that were reflected on Washington Mutual Bank’s financial accounting records as of September 25, 2008, and only up to the amount of the book value reflected therein. In September 2015, the court certified that ruling for immediate appeal by the FDIC to the United States Court of Appeals for the D.C. Circuit.
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

The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm incurred legal expense of $1.3 billion and $1.1 billion during the three months ended September 30, 2015 and 2014, respectively, and $2.3 billion and $1.8 billion during the nine months ended September 30, 2015 and 2014, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 24 – Business segments
The Firm is managed on a line of business basis. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on page 17, and pages 79–80, and Note 33 of JPMorgan Chase’s 2014 Annual Report.

Segment results
The accompanying tables provide a summary of the Firm’s segment results for the three and nine months ended September 30, 2015 and 2014, on a managed basis. Total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a fully taxable-equivalent (“FTE”) basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit).
On at least an annual basis, the Firm assesses the level of capital required for each line of business as well as the assumptions and methodologies used to allocate capital to its lines of business and updates equity allocations to its lines of business as refinements are implemented.

Segment results and reconciliation(a)
As of or for the three months ended September 30, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset Management
	2015	2014	2015	2014	2015	2014	2015	2014
Noninterest revenue	$3,729	$4,214	$5,748	$6,129	$522	$571	$2,261	$2,422
Net interest income	7,150	7,153	2,420	2,976	1,122	1,132	633	624
Total net revenue	10,879	11,367	8,168	9,105	1,644	1,703	2,894	3,046
Provision for credit losses	389	902	232	(67)	82	(79)	(17)	9
Noninterest expense	6,237	6,305	6,131	6,035	719	668	2,109	2,081
Income before income tax expense	4,253	4,160	1,805	3,137	843	1,114	802	956
Income tax expense	1,623	1,631	341	1,457	325	443	327	366
Net income	$2,630	$2,529	$1,464	$1,680	$518	$671	$475	$590
Average common equity	$51,000	$51,000	$62,000	$61,000	$14,000	$14,000	$9,000	$9,000
Total assets	484,253	448,033	801,133	873,971	201,157	191,563	131,412	130,296
Return on common equity	20%	19%	8%	10%	14%	18%	20%	25%
Overhead ratio	57	55	75	66	44	39	73	68

As of or for the three months ended September 30, (in millions, except ratios)	Corporate		Reconciling Items(b)		Total
	2015	2014	2015	2014	2015	2014
Noninterest revenue	$73	$450	$(477)	$(424)	$11,856	$13,362
Net interest income	(123)	(525)	(278)	$(253)	10,924	11,107
Total net revenue	(50)	(75)	(755)	$(677)	22,780	24,469
Provision for credit losses	(4)	(8)	—	—	682	757
Noninterest expense	172	709	—	—	15,368	15,798
Income/(loss) before income tax expense/(benefit)	(218)	(776)	(755)	(677)	6,730	7,914
Income tax expense/(benefit)	(1,935)	(871)	(755)	(677)	(74)	2,349
Net income	$1,717	$95	$—	$—	$6,804	$5,565
Average common equity	$81,023	$74,621	$—	$—	$217,023	$209,621
Total assets	799,166	882,792	NA	NA	2,417,121	2,526,655
Return on common equity	NM	NM	NM	NM	12%	10%
Overhead ratio	NM	NM	NM	NM	67	65

Segment results and reconciliation(a)
As of or for the nine months ended September 30, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset Management
	2015	2014	2015	2014	2015	2014	2015	2014
Noninterest revenue	$11,554	$12,116	$19,055	$18,874	$1,767	$1,706	$7,189	$7,020
Net interest income	21,044	21,303	7,418	8,338	3,358	3,406	1,885	1,808
Total net revenue	32,598	33,419	26,473	27,212	5,125	5,112	9,074	8,828
Provision for credit losses	2,021	2,570	251	(102)	325	(141)	(13)	1
Noninterest expense	18,637	19,198	16,925	17,697	2,131	2,029	6,690	6,218
Income/(loss) before income tax expense/(benefit)	11,940	11,651	9,297	9,617	2,669	3,224	2,397	2,609
Income tax expense/(benefit)	4,558	4,645	2,955	3,681	1,028	1,282	969	996
Net income	$7,382	$7,006	$6,342	$5,936	$1,641	$1,942	$1,428	$1,613
Average common equity	$51,000	$51,000	$62,000	$61,000	$14,000	$14,000	$9,000	$9,000
Total assets	484,253	448,033	801,133	873,971	201,157	191,563	131,412	130,296
Return on common equity	18%	18%	13%	12%	15%	18%	20%	23%
Overhead ratio	57	57	64	65	42	40	74	70

As of or for the nine months ended September 30, (in millions, except ratios)	Corporate		Reconciling Items(b)		Total
	2015	2014	2015	2014	2015	2014
Noninterest revenue	$213	$1,325	$(1,405)	$(1,251)	$38,373	$39,790
Net interest income	(597)	(1,560)	(823)	(723)	32,285	32,572
Total net revenue	(384)	(235)	(2,228)	(1,974)	70,658	72,362
Provision for credit losses	(8)	(29)	—	—	2,576	2,299
Noninterest expense	368	723	—	—	44,751	45,865
Income/(loss) before income tax expense/(benefit)	(744)	(929)	(2,228)	(1,974)	23,331	24,198
Income tax expense/(benefit)	(2,959)	(1,246)	(2,228)	(1,974)	4,323	7,384
Net income	$2,215	$317	$—	$—	$19,008	$16,814
Average common equity	$78,389	$70,888	$—	$—	$214,389	$205,888
Total assets	799,166	882,792	NA	NA	2,417,121	2,526,655
Return on common equity	NM	NM	NM	NM	11%	10%
Overhead ratio	NM	NM	NM	NM	63	63

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of JPMorgan Chase & Co.:
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of September 30, 2015, and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2015 and 2014 and changes in stockholders’ equity and cash flows for each of the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Firm’s management.
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
November 2, 2015

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended September 30, 2015					Three months ended September 30, 2014
	Average balance	Interest(d)		Rate (annualized)		Average balance	Interest(d)		Rate (annualized)
Assets
Deposits with banks	$413,038	$291		0.28%		$362,434	$300		0.33%
Federal funds sold and securities purchased under resale agreements	201,673	431		0.85		224,088	400		0.71
Securities borrowed	98,193	(118)	(e)	(0.48)		118,014	(150)	(e)	(0.50)
Trading assets – debt instruments	202,388	1,553		3.04		213,335	1,874		3.49
Taxable securities	264,407	1,553		2.33		324,619	1,903		2.32
Nontaxable securities(a)	42,957	655		6.05		35,746	580		6.45
Total securities	307,364	2,208		2.85	(f)	360,365	2,483		2.73	(f)
Loans	793,584	8,480		4.24		741,831	8,101		4.33
Other assets(b)	40,650	172		1.67		41,718	171		1.63
Total interest-earning assets	2,056,890	13,017		2.51		2,061,785	13,179		2.54
Allowance for loan losses	(13,942)					(15,186)
Cash and due from banks	21,753					23,975
Trading assets – equity instruments	96,868					118,201
Trading assets – derivative receivables	69,646					65,786
Goodwill	47,428					48,081
Mortgage servicing rights	7,213					8,250
Other intangible assets	1,064					1,308
Other assets	134,788					142,672
Total assets	$2,421,708					$2,454,872
Liabilities
Interest-bearing deposits	$852,219	$293		0.14%		$865,041	$399		0.18%
Federal funds purchased and securities loaned or sold under repurchase agreements	188,006	159		0.34		213,975	137		0.25
Commercial paper	26,167	24		0.35		59,359	32		0.22
Trading liabilities – debt, short-term and other liabilities(c)(g)	198,876	132		0.26		219,666	69		0.12
Beneficial interests issued by consolidated VIEs	49,855	115		0.92		47,336	98		0.82
Long-term debt	288,858	1,092		1.50		266,639	1,084		1.61
Total interest-bearing liabilities	1,603,981	1,815		0.45		1,672,016	1,819		0.43
Noninterest-bearing deposits	418,742					404,634
Trading liabilities – equity instruments(g)	17,595					17,385
Trading liabilities – derivative payables	61,754					51,524
All other liabilities, including the allowance for lending-related commitments	76,895					81,090
Total liabilities	2,178,967					2,226,649
Stockholders’ equity
Preferred stock	25,718					18,602
Common stockholders’ equity	217,023					209,621
Total stockholders’ equity	242,741					228,223
Total liabilities and stockholders’ equity	$2,421,708					$2,454,872
Interest rate spread				2.06%					2.11%
Net interest income and net yield on interest-earning assets		$11,202		2.16			$11,360		2.19

(a)	Represents securities which are tax exempt for U.S. federal income tax purposes.

(b)	Includes margin loans.

(c)	Includes brokerage customer payables.

(d)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(e)
Negative interest income and yield is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; this is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense and reported within trading liabilities – debt, short-term and other liabilities.

(f)
For the three months ended September 30, 2015 and 2014, the annualized rates for securities, based on amortized cost, were 2.90% and 2.79%, respectively; this does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

(g)	Included trading liabilities – debt and equity instruments of $78,439 million and $85,407 million for the three months ended September 30, 2015 and 2014, respectively.

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Nine months ended September 30, 2015					Nine months ended September 30, 2014
	Average balance	Interest(d)		Rate (annualized)		Average balance	Interest(d)		Rate (annualized)
Assets
Deposits with banks	$443,420	$944		0.28%		$338,998	$835		0.33%
Federal funds sold and securities purchased under resale agreements	208,132	1,167		0.75		235,561	1,234		0.70
Securities borrowed	105,475	(397)	(e)	(0.50)		117,048	(369)	(e)	(0.42)
Trading assets – debt instruments	207,065	5,063		3.27		206,695	5,511		3.57
Taxable securities	280,506	4,885		2.33		320,817	5,743		2.39
Nontaxable securities(a)	41,484	1,887		6.08		33,363	1,579		6.32
Total securities	321,990	6,772		2.81	(f)	354,180	7,322		2.76	(f)
Loans	775,274	24,600		4.24		736,628	24,265		4.40
Other assets(b)	39,417	492		1.67		41,555	505		1.63
Total interest-earning assets	2,100,773	38,641		2.46		2,030,665	39,303		2.59
Allowance for loan losses	(14,025)					(15,691)
Cash and due from banks	23,219					25,990
Trading assets – equity instruments	108,819					117,324
Trading assets – derivative receivables	75,732					63,815
Goodwill	47,468					48,073
Mortgage servicing rights	6,989					8,588
Other intangible assets	1,112					1,423
Other assets	140,432					146,075
Total assets	$2,490,519					$2,426,262
Liabilities
Interest-bearing deposits	$875,164	$965		0.15%		$864,981	$1,242		0.19%
Federal funds purchased and securities loaned or sold under repurchase agreements	196,054	444		0.30		209,197	459		0.29
Commercial paper	44,943	88		0.26		59,270	99		0.22
Trading liabilities – debt, short-term and other liabilities(c)(g)	211,739	459		0.29		218,510	563		0.34
Beneficial interests issued by consolidated VIEs	50,737	323		0.85		47,927	308		0.86
Long-term debt	283,662	3,254		1.53		269,069	3,337		1.66
Total interest-bearing liabilities	1,662,299	5,533		0.45		1,668,954	6,008		0.48
Noninterest-bearing deposits	426,802					387,763
Trading liabilities – equity instruments(g)	17,442					16,444
Trading liabilities – derivative payables	67,298					51,379
All other liabilities, including the allowance for lending-related commitments	78,932					79,842
Total liabilities	2,252,773					2,204,382
Stockholders’ equity
Preferred stock	23,357					15,992
Common stockholders’ equity	214,389					205,888
Total stockholders’ equity	237,746					221,880
Total liabilities and stockholders’ equity	$2,490,519					$2,426,262
Interest rate spread				2.01%					2.11%
Net interest income and net yield on interest-earning assets		$33,108		2.11			$33,295		2.19

(a)	Represents securities which are tax exempt for U.S. federal income tax purposes.

(b)	Includes margin loans.

(c)	Includes brokerage customer payables.

(d)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(e)
Negative interest income and yield is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; this is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense and reported within trading liabilities – debt, short-term and other liabilities.

(f)
For the nine months ended September 30, 2015 and 2014, the annualized rates for securities, based on amortized cost, were 2.87% and 2.82% and respectively; this does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

(g)	Included trading liabilities – debt and equity instruments of $81,913 million and $85,289 million for the nine months ended September 30, 2015 and 2014, respectively.

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
Exchange-traded derivatives: Derivative contracts that are executed on an exchange and settled via a central clearing house.
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
Prime
Prime mortgage loans are made to borrowers with good credit records who meet specific underwriting requirements, including prescriptive requirements related to income and overall debt levels. New prime mortgage borrowers provide full documentation and generally have reliable payment histories.
Subprime
Subprime loans are loans that, prior to mid-2008, were offered to certain customers with one or more high risk characteristics, including but not limited to: (i) unreliable or poor payment histories; (ii) a high LTV ratio of greater than 80% (without borrower-paid mortgage insurance); (iii) a high debt-to-income ratio; (iv) an occupancy type for the loan is other than the borrower’s primary residence; or (v) a history of delinquencies or late payments on the loan.
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

Item 3    Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of Management’s discussion and analysis on pages 63–66 of this Form 10-Q and pages 131–136 of JPMorgan Chase’s 2014 Annual Report.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls do occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal controls in the future. For further information, see “Management’s report on internal control over financial reporting” on page 170 of JPMorgan Chase’s 2014 Annual Report. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II Other Information
Item 1    Legal Proceedings
For information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in the Firm’s 2014 Annual Report on Form 10-K, see the discussion of the Firm’s material legal proceedings in Note 23 of this Form 10-Q.
Item 1A    Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors on pages 8–17 of JPMorgan Chase’s 2014 Annual Report on Form 10-K and Forward-Looking Statements on page 85 of this Form 10-Q.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2015, there were no shares of common stock of JPMorgan Chase & Co. issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.
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
The following table sets forth the Firm’s repurchases of common equity for the nine months ended September 30, 2015 and 2014. There were no warrants repurchased during the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Total shares of common stock repurchased	19.1	25.5	70.8	57.0
Aggregate common stock repurchases	$1,248	$1,489	$4,397	$3,250
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

Shares repurchased pursuant to the common equity repurchase program during the nine months ended September 30, 2015, were as follows.

nine months ended September 30, 2015	Total shares of common stock repurchased	Average price paid per share of common stock(b)	Aggregate repurchases of common equity (in millions)(b)	Dollar value of remaining authorized repurchase (in millions)(b)
First quarter	32,531,294	$58.40	$1,900	$1,984	(a)
Second quarter(a)	19,129,714	65.32	1,249	5,180
July	3,994,476	68.03	272	4,908
August	9,689,663	65.69	637	4,271
September	5,416,250	62.58	339	3,932
Third quarter	19,100,389	65.30	1,248	3,932
Year-to-date	70,761,397	$62.13	$4,397	$3,932	(c)

(a)	The unused portion under the prior Board authorization was canceled when the $6.4 billion program was authorized. Repurchases during the second quarter included $29 million under the prior program.

(b)	Excludes commissions cost.

(c)	Dollar value remaining under the new $6.4 billion program.

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

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and nine months ended September 30, 2015 and 2014, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated balance sheets (unaudited) as of September 30, 2015, and December 31, 2014, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the nine months ended September 30, 2015 and 2014, (v) the Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Mark W. O’Donovan
Mark W. O’Donovan
Managing Director and Corporate Controller
(Principal Accounting Officer)

Date:	November 2, 2015

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

15	Letter re: Unaudited Interim Financial Information

31.1	Certification

31.2	Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.